Form 10-K
period 2010-12-31
REALTY INCOME CORP
filed 2011-02-10
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

At June 30, 2010, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $3.1 billion based upon the last reported sale price of $30.33 per share on the New York Stock Exchange on June 30, 2010, the last business day of the Registrant's most recently completed second fiscal quarter.

At February 1, 2011, the number of shares of common stock outstanding was 118,200,703, the number of shares of Class D preferred stock outstanding was 5,100,000 and the number of shares of Class E preferred stock outstanding was 8,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 3, 2011, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:                      Business
THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 42 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other commercial properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management generally includes seeking:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At December 31, 2010, we owned a diversified portfolio:

●	Of 2,496 properties;
●	With an occupancy rate of 96.6%, or 2,412 properties occupied and only 84 properties available for lease;
●	Leased to 122 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 21.2 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,500 square feet.

Of the 2,496 properties in the portfolio, 2,485, or 99.6%, are single-tenant properties, and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2010, of the 2,485 single-tenant properties, 2,402 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.4 years.

In addition, at December 31, 2010, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties valued at $3.0 million, which are classified as held for investment. No Crest properties are classified as held for sale at December 31, 2010. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code. In addition to the three properties, Crest also holds notes receivable of $22.1 million at December 31, 2010.

We typically acquire properties under long-term leases with regional and national retailers and other commercial enterprises. Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs.

Our net-lease agreements generally:

●	Are for initial terms of 15 to 20 years;
●	Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
●
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

We commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

Our eight senior officers owned 1.1% of our outstanding common stock with a market value of $44.5 million at February 1, 2011. Our directors and eight senior officers, as a group, owned 1.3% of our outstanding common stock with a market value of $53.9 million at February 1, 2011.

Our common stock is listed on The New York Stock Exchange, or NYSE, under the ticker symbol "O" with a cusip number of 756109-104. Our central index key number is 726728.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprD" with a cusip number of 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprE" with a cusip number of 756109-708.

In February 2011, we had 79 employees as compared to 72 employees in February 2010.

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Forms 3, 4, 5, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission, or SEC.  None of the information on our website is deemed to be part of this report.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We have continued our 42-year policy of paying distributions monthly. Monthly distributions per share increased in April 2010 by $0.0003125 to $0.1433125, in July 2010 by $0.0003125 to $0.143625, in October 2010 by $0.0003125 to $0.1439375 and in January 2011 by $0.0003125 to $0.14425. The increase in January 2011 was our 53rd consecutive quarterly increase and the 60th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2010, we paid three monthly cash distributions per share in the amount of $0.143, three in the amount of $0.1433125, three in the amount of $0.143625 and three in the amount of $0.1439375, totaling $1.721625. In December 2010, January 2011 and February 2011, we declared distributions of $0.14425 per share, which were paid in January 2011 and will be paid in February 2011 and March 2011, respectively.

The current monthly distribution of $0.14425 per share represents an annualized distribution of $1.731 per share, and an annualized distribution yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $34.20 on December 31, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions During 2010
During 2010, we invested $713.5 million in 186 new properties with an initial weighted average contractual lease rate of 7.9%. These 186 properties are located in 14 states, contain over 2.2 million leasable square feet, and are 100% leased with an average lease term of 15.7 years. The 186 new properties we acquired are net-leased to commercial enterprises in the following 13 industries: apparel stores, automotive collision services, automotive service, crafts and novelties, consumer electronics, convenience store, drug stores, grocery stores, health and fitness, office supplies, restaurants, sporting goods and wine and spirits. There were no acquisitions by Crest in 2010.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Included in the $713.5 million invested during 2010 are the following acquisitions:

●
The acquisition and leaseback of approximately $304.1 million of winery and vineyard properties under 20-year, triple-net lease agreements with Diageo Chateau & Estates Wine Company, guaranteed by Diageo plc, or, together with its subsidiaries, Diageo.  The properties are primarily located in California’s Napa Valley and include two wineries that produce wines for Diageo’s Sterling Vineyards, or Sterling, and Beaulieu Vineyards, or BV, brands and 14 vineyards producing grapes for their Sterling, BV and other brands.  The properties include approximately 3,600 acres and 426,000 square feet of winery, production, storage, shipping and tourist buildings.  Diageo will continue to operate the wineries and vineyards.  As a result of this acquisition of properties, Diageo has become our largest tenant based on rental revenue.  Headquartered in London, Diageo is a global premium drinks company with a well-known portfolio of international brands of spirits, beer and wine.  Diageo ordinary shares trade on the London Stock Exchange under the symbol “DGE.L” and on the NYSE under the symbol “DEO.”

●
The acquisition of 23 retail properties leased to 13 tenants in six states, for approximately $126.5 million, under long-term, net lease agreements.  The properties are in eight different industries, including apparel stores, consumer electronics, crafts and novelties, drug stores, grocery stores, health and fitness, office supplies, and sporting goods.  All of the properties acquired have in-place leases.

●
The acquisition of 135 SuperAmerica convenience stores and one support facility, for approximately $247.6 million, under long-term, triple-net lease agreements. The stores are located in Minnesota and Wisconsin, and average approximately 3,500 leasable square feet on approximately 1.14 acres.

●	The remaining 11 properties acquired totaled approximately $35.3 million.

Investments in Existing Properties
In 2010, we capitalized costs of $3.6 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs and $2.1 million for building improvements.

$425 Million Acquisition Credit Facility
In December 2010, we entered into a new $425 million acquisition credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011.  The initial term of the new credit facility expires in March 2014 and includes two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. We also have other interest rate options available to us.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At December 31, 2010, there were no borrowings on our credit facility, but if there were, the effective borrowing rate would have been 2.1%.

Issuance of Common Stock
In December 2010, we issued 7,360,000 shares of common stock at a price of $33.70 per share.  The net proceeds of approximately $235.7 million were used to repay borrowings of $179.8 million under our acquisition credit facility and to fund property acquisitions during December 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share.  The net proceeds of approximately $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions during October 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

Note Issuance
In June 2010, we issued $250.0 million aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes.  The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%.  The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were used to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

Net Income Available to Common Stockholders
Net income available to common stockholders was $106.5 million in 2010 versus $106.9 million in 2009, a decrease of $343,000. On a diluted per common share basis, net income was $1.01 in 2010 as compared to $1.03 in 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during 2010 was $8.7 million, as compared to $8.1 million during 2009.

Funds from Operations Available to Common Stockholders (FFO)
In 2010, our FFO increased by $3.3 million, or 1.7%, to $193.7 million versus $190.4 million in 2009.  On a diluted per common share basis, FFO was $1.83 in 2010 compared to $1.84 in 2009, a decrease of $0.01, or 0.5%.

See our discussion of FFO in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In 2010, our AFFO increased by $4.6 million, or 2.4%, to $197.3 million versus $192.7 million in 2009. On a diluted per common share basis, AFFO was $1.86 in 2010 and 2009.

See our discussion of AFFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

DISTRIBUTION POLICY

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2010, our cash distributions totaled $206.8 million, or approximately 136.3% of our estimated REIT taxable income of $151.7 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2010 cash distributions to common stockholders totaled $182.5 million, representing 94.2% of our funds from operations available to common stockholders of $193.7 million.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for "qualified dividend income" has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2012). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as "capital gain dividends." Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 26.8% of the distributions to our common stockholders, made or deemed to have been made in 2010, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2010, our total outstanding borrowings were $1.6 billion of senior unsecured notes, or approximately 26.7% of our total market capitalization of $5.99 billion. There were no outstanding borrowings on our credit facility at December 31, 2010.

We define our total market capitalization at December 31, 2010 as the sum of:

●	Shares of our common stock outstanding of 118,058,988 multiplied by the last reported NYSE sales price of $34.20 per share on December 31, 2010, or $4.04 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.6 billion.

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases. We believe that a portfolio of properties under long-term leases, coupled with the tenant's responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Investment Strategy
When identifying new properties for acquisition, our focus is generally on providing capital to owners and operators of retail and other commercial enterprises by acquiring, then leasing back, the real estate they consider important to the successful operation of their business. We categorize tenants as: 1) venture market, 2) middle market, and 3) upper market. Venture companies typically offer a newer concept, generally in one geographic region of the country and operate between five and 50 locations. Middle market companies typically have 50 to 500 locations, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market tenants typically consist of companies with 500 or more locations, operating a proven, mature concept. Upper market tenants generally have strong operating histories and access to several sources of capital.

We primarily focus on acquiring properties leased to middle market retail and other commercial enterprises that we believe are attractive for investment because:

●	They generally have overcome many of the operational and managerial obstacles that can adversely affect new venture companies;
●	They typically require capital to fund expansion but have more limited financing options than upper market tenants;
●	They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have grown;
●	Their relatively large size allows them to spread corporate expenses across a greater number of locations; and
●	Middle market tenants typically have the critical mass to survive during economic or market dislocations.

Historically, our investment focus has primarily been on retail and other commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2010, approximately 78% of our rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy
We primarily provide sale-leaseback financing to less than investment grade tenants. We typically acquire and lease back properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.2%, and our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business, we believe the risk of default on a tenants’ lease obligations is less than the tenants' unsecured general obligations. It has been our experience that since tenants must retain their profitable locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the tenants' individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

●	Industry, company, market conditions and credit profile;
●	Store profitability, if profitability data is available, and the importance of the location of the real estate to the operations of the company’s business; and
●	Overall real estate characteristics, including property value and comparative rental rates.

The typical profile of companies whose properties have been approved for acquisition are those with 50 or more locations. Generally the properties:

●	Are located in highly visible areas;
●	Have easy access to major thoroughfares; and
●	Have attractive demographics.

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retailers and other commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. We execute our acquisition strategy by acting as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important locations for regional and national commercial enterprises;
●	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;
●	Properties that are located within attractive demographic areas relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

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

At December 31, 2010, we classified real estate with a carrying amount of $3.6 million as held for sale on our balance sheet. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

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

$425 Million Acquisition Credit Facility
In December 2010, we entered into a new $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the new credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. We also have other interest rate options available to us.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation. At December 31, 2010, we had a borrowing capacity of $425 million available on our credit facility and no outstanding balance.  If there were outstanding borrowings, the effective borrowing rate would have been 2.1%.

We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $200 million, to a total borrowing capacity of $625 million.  Any increase in the borrowing capacity is subject to approval by the banks participating in our credit facility.

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

Based on our current ratings, the current facility interest rate is LIBOR plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 300 basis points if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 175 basis points if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 50 basis points for a rating lower than BBB-/Baa3, and (ii) 30 basis points for a credit rating of A-/A3 or higher.

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

Competitive Strategy
We believe that to successfully pursue our investment philosophy and strategy, we must seek to maintain the following competitive advantages:

●
Size and Type of Investment Properties: We believe smaller ($500,000 to $10,000,000) net-leased properties, whether purchased individually or as part of larger portfolio purchases, represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe these types of properties have not experienced significant institutional ownership interest or the corresponding yield reduction experienced by larger income-producing properties. We believe the less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties, is an effective investment strategy. The tenants of our freestanding properties generally provide goods and services that satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these tenants, our method of purchasing the property and then leasing it back, under a net-lease arrangement, allows the commercial enterprise to free up capital.

●
Investment in New Industries: We will seek to further diversify our portfolio among a variety of industries. We believe diversification will allow us to invest in industries that currently are growing and have characteristics we find attractive. When analyzing new industries, we seek to acquire properties which are critical to the success of a commercial enterprise, through its distribution of the product or service. Other characteristics may include, but are not limited to, industries that are dominated by local store operators where regional and national store operators and other commercial enterprises can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base.

●
Diversification: Diversification of the portfolio by industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2010, we owned a diversified property portfolio that consisted of 2,496 properties located in 49 states, leased to 122 different retail and other commercial enterprises doing business in 32 industry segments. Each of the 32 industry segments, represented in our property portfolio, individually accounted for no more than 19.1% of our rental revenue for the quarter ended December 31, 2010.

●
Management Specialization: We believe that our management's specialization in acquiring and managing single-tenant properties, operated under net-lease agreements, purchased individually or as part of a larger portfolio, is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

●
Technology: We intend to stay at the forefront of technology in our efforts to carry out our operations efficiently and economically. We maintain sophisticated information systems that allow us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information-based systems play an important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2010, we owned a diversified portfolio:

●	Of 2,496 properties;
●	With an occupancy rate of 96.6%, or 2,412 properties occupied and only 84 properties available for lease;
●	Leased to 122 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 21.2 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,500 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at December 31, 2010. These properties are valued at $3.0 million and are classified as held for investment. No Crest properties are classified as held for sale at December 31, 2010.

At December 31, 2010, of our 2,496 properties, 2,402 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases.

Our net-lease agreements generally:

●	Are for initial terms of 15 to 20 years;
●	Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and
●
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants' gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended December 31, 2010	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Apparel stores	1.5%	1.2%	1.1%	1.1%	1.2%	1.7%	1.6%
Automotive collision services	1.0	1.0	1.1	1.0	1.1	1.3	1.3
Automotive parts	1.5	1.4	1.5	1.6	2.1	2.8	3.4
Automotive service	4.5	4.7	4.8	4.8	5.2	6.9	7.6
Automotive tire services	5.9	6.4	6.9	6.7	7.3	6.1	7.2
Book stores	0.1	0.1	0.2	0.2	0.2	0.2	0.3
Business services	*	*	*	*	0.1	0.1	0.1
Child care	5.9	6.5	7.3	7.6	8.4	10.3	12.7
Consumer electronics	0.6	0.6	0.7	0.8	0.9	1.1	1.3
Convenience stores	17.4	17.1	16.9	15.8	14.0	16.1	18.7
Crafts and novelties	0.3	0.3	0.3	0.3	0.3	0.4	0.4
Distribution and office	1.0	1.0	1.0	1.0	0.6	--	--
Drug stores	3.9	4.1	4.3	4.1	2.7	2.9	2.8
Entertainment	1.1	1.2	1.3	1.2	1.4	1.6	2.1
Equipment rental services	0.2	0.2	0.2	0.2	0.2	0.2	0.4
Financial services	0.2	0.2	0.2	0.2	0.2	0.1	0.1
General merchandise	0.7	0.8	0.8	0.8	0.7	0.6	0.5
Grocery stores	1.5	0.9	0.7	0.7	0.7	0.7	0.7
Health and fitness	6.7	6.9	5.9	5.6	5.1	4.3	3.7
Home furnishings	1.2	1.3	1.3	2.4	2.6	3.1	3.7
Home improvement	1.6	1.7	1.9	1.9	2.1	3.4	1.1
Motor vehicle dealerships	2.4	2.6	2.7	3.1	3.1	3.4	2.6
Office supplies	1.0	0.9	1.0	1.0	1.1	1.3	1.5
Pet supplies and services	0.8	0.9	0.9	0.8	0.9	1.1	1.3
Private education	0.8	0.8	0.9	0.8	0.8	0.8	0.8
Restaurants	19.1	20.4	21.3	21.8	21.2	11.9	9.4
Shoe stores	0.2	0.1	--	--	--	--	0.3
Sporting goods	2.9	2.7	2.6	2.3	2.6	2.9	3.4
Theaters	8.6	8.9	9.2	9.0	9.0	9.6	5.2
Travel plazas	0.2	0.2	0.2	0.2	0.2	0.3	0.3
Video rental	0.0	0.2	1.0	1.1	1.7	2.1	2.5
Wine and spirits	5.6	3.0	--	--	--	--	--
Other	1.6	1.7	1.8	1.9	2.3	2.7	3.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at December 31, 2010, classified according to the business types and the level of services they provide (dollars in thousands):
		Rental Revenue for	Percentage of
	Number of	the Quarter Ended	Rental
Industry	Properties	December 31, 2010(1)	Revenue
Tenants Providing Services
Automotive collision services	14	$893	1.0%
Automotive service	240	4,113	4.5
Child care	250	5,467	5.9
Entertainment	8	1,064	1.1
Equipment rental services	2	150	0.2
Financial services	12	193	0.2
Health and fitness	34	6,182	6.7
Private education	11	730	0.8
Theaters	34	7,944	8.6
Other	13	1,456	1.6
	618	28,192	30.6
Tenants Selling Goods and Services
Automotive parts (with installation)	25	449	0.5
Automotive tire services	154	5,468	5.9
Business services	1	5	*
Convenience stores	720	16,046	17.4
Distribution and office	4	919	1.0
Home improvement	1	27	*
Motor vehicle dealerships	17	2,228	2.4
Pet supplies and services	12	709	0.8
Restaurants	631	17,601	19.1
Travel plazas	1	187	0.2
Video rental	15	0	0.0
	1,581	43,639	47.3
Tenants Selling Goods
Apparel stores	11	1,365	1.5
Automotive parts	43	898	1.0
Book stores	1	128	0.1
Consumer electronics	9	521	0.6
Crafts and novelties	5	234	0.3
Drug stores	52	3,619	3.9
General merchandise	33	691	0.7
Grocery stores	21	1,397	1.5
Home furnishings	42	1,149	1.2
Home improvement	28	1,464	1.6
Office supplies	11	880	1.0
Pet supplies	3	33	*
Shoe stores	1	168	0.2
Sporting goods	21	2,650	2.9
Wine and spirits	16	5,134	5.6
	297	20,331	22.1
Totals	2,496	$92,162	100.0%

* Less than 0.1%

(1)
Includes rental revenue for all properties owned by Realty Income at December 31, 2010, including revenue from properties reclassified as discontinued operations of $98. Excludes revenue of $80 for properties owned by Crest.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,402 net leased, single-tenant properties as of December 31, 2010 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended December 31, 2010(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2010	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2010	% of Total Rental Revenue
2011	164	$4,144	4.6%	58	$1,975	2.2%	106	$2,169	2.4%
2012	127	2,908	3.2	37	1,031	1.1	90	1,877	2.1
2013	147	4,947	5.5	65	2,961	3.3	82	1,986	2.2
2014	111	3,489	3.8	41	1,861	2.0	70	1,628	1.8
2015	147	3,768	4.2	78	2,205	2.5	69	1,563	1.7
2016	130	2,516	2.8	111	2,107	2.3	19	409	0.5
2017	51	1,904	2.1	40	1,681	1.9	11	223	0.2
2018	46	2,230	2.5	38	2,027	2.3	8	203	0.2
2019	98	5,089	5.6	90	4,659	5.1	8	430	0.5
2020	86	4,208	4.6	75	3,605	4.0	11	603	0.6
2021	177	7,592	8.4	176	7,538	8.3	1	54	0.1
2022	100	3,072	3.4	99	3,024	3.3	1	48	0.1
2023	253	8,779	9.7	251	8,706	9.6	2	73	0.1
2024	64	2,348	2.6	64	2,348	2.6	--	--	--
2025	208	7,684	8.5	203	7,557	8.4	5	127	0.1
2026	109	6,378	7.1	107	6,319	7.0	2	59	0.1
2027	169	5,572	6.1	168	5,555	6.1	1	17	*
2028	81	4,119	4.5	79	4,069	4.4	2	50	0.1
2029	49	1,290	1.4	48	1,275	1.4	1	15	*
2030	43	6,163	6.8	43	6,163	6.8	--	--	--
2031	27	663	0.7	27	663	0.7	--	--	--
2032	2	655	0.7	2	655	0.7	--	--	--
2033	7	460	0.5	7	460	0.5	--	--	--
2034	3	281	0.3	3	281	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,402	$90,626	100.0%	1,912	$79,079	87.2%	490	$11,547	12.8%

*Less than 0.1%

(1)
Excludes ten multi-tenant properties and 84 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $98 from properties reclassified as discontinued operations and excludes revenue of $1,536 from ten multi-tenant properties and from 84 vacant and unleased properties at December 31, 2010. Excludes revenue of $80 from properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of December 31, 2010 (dollars in thousands):

			Approximate	Rental Revenue for	Percentage of
	Number of	Percent	Leasable	the Quarter Ended	Rental
State	Properties	Leased	Square Feet	December 31, 2010(1)	Revenue
Alabama	62	97%	420,200	$1,861	2.0%
Alaska	2	100	128,500	287	0.3
Arizona	82	98	509,300	2,740	3.0
Arkansas	17	94	92,400	380	0.4
California	82	98	1,675,500	9,987	10.8
Colorado	51	94	471,400	1,804	2.0
Connecticut	23	96	269,100	1,156	1.3
Delaware	17	100	33,300	431	0.5
Florida	169	93	1,621,000	6,903	7.5
Georgia	131	95	905,500	3,809	4.1
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	339	0.4
Illinois	84	99	998,500	5,107	5.5
Indiana	81	95	729,900	3,512	3.8
Iowa	21	100	290,600	1,018	1.1
Kansas	31	90	562,500	1,043	1.1
Kentucky	22	95	110,600	647	0.7
Louisiana	32	100	184,900	947	1.0
Maine	3	100	22,500	162	0.2
Maryland	28	100	266,600	1,661	1.8
Massachusetts	64	98	575,400	2,558	2.8
Michigan	52	100	257,300	1,287	1.4
Minnesota	150	99	894,700	3,240	3.5
Mississippi	72	97	360,700	1,563	1.7
Missouri	61	95	634,900	2,174	2.4
Montana	2	100	30,000	77	0.1
Nebraska	19	95	196,300	488	0.5
Nevada	14	93	153,200	720	0.8
New Hampshire	14	100	109,900	588	0.6
New Jersey	33	100	261,300	1,944	2.1
New Mexico	9	100	58,400	211	0.2
New York	39	97	495,000	2,553	2.8
North Carolina	94	99	531,700	2,896	3.1
North Dakota	6	100	36,600	69	0.1
Ohio	136	94	846,200	3,224	3.5
Oklahoma	35	100	755,300	1,305	1.4
Oregon	18	94	297,300	929	1.0
Pennsylvania	98	99	677,200	3,556	3.9
Rhode Island	3	100	11,000	59	0.1
South Carolina	99	100	372,500	2,271	2.5
South Dakota	10	100	89,800	165	0.2
Tennessee	129	95	592,400	2,758	3.0
Texas	213	95	2,357,200	8,074	8.8
Utah	4	100	25,200	94	0.1
Vermont	4	100	12,700	129	0.1
Virginia	104	95	636,500	3,410	3.7
Washington	34	94	276,500	1,036	1.1
West Virginia	2	100	23,000	121	0.1
Wisconsin	27	93	269,200	869	0.9
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,496	97%	21,215,800	$92,162	100.0%

* Less than 0.1%

(1)
Includes rental revenue for all properties owned by Realty Income at December 31, 2010, including revenue from properties reclassified as discontinued operations of $98.  Excludes revenue of $80 from properties owned by Crest.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words "estimated", "anticipated", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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
●
Declines in our tenants' creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant's lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.  Any of these events could adversely affect cash from operations and our ability to make distributions to stockholders and service indebtedness.

Eighty-four of our properties were available for lease or sale at December 31, 2010, of which all but one were single-tenant properties. At December 31, 2010, 32 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2010, each of our tenants accounted for less than 10% of our rental revenue.

For the fourth quarter of 2010, our tenants in the restaurant and convenience store industries accounted for approximately 19.1% and 17.4%, respectively, of our rental revenue. A downturn in either of these industries, whether nationwide or limited to specific sectors of the United States could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for the fourth quarter of 2010. Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common and preferred stock.  In addition, we may in the future make additional investments in the restaurant industry and convenience store industry, which would increase these industries’ percentages of our rental revenues, thereby increasing the effect that such a downturn in these industries would have on us.

In addition, a substantial number of our properties are leased to middle-market retail and other commercial enterprises that generally have more limited financial and other resources than certain upper-market retail and other commercial enterprises, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy.

Furthermore, we may make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net-lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States. These risks may include a limited knowledge and understanding of the industry in which the tenant operates, new types of real estate locations and lease structures, and new laws and culture of any non-U.S. jurisdiction.

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

There may be environmental problems associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities and operators that use chemicals and other waste products. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances.

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

Insurance and Indemnity.  In June 2005, we entered into a seven-year environmental insurance policy, or the June 2005 policy, which expires on June 1, 2012 on our property portfolio which replaced the previous five-year environmental insurance policy. The limits on our current policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.

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
We intend to incur additional indebtedness in the future, including borrowings under our $425 million acquisition credit facility. At December 31, 2010, we had no borrowings outstanding under our $425 million acquisition credit facility and we had a total of $1.6 billion of outstanding unsecured senior debt securities. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rate on our $425 million credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given the recent disruptions in the financial markets and the ongoing financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to repay their national debt), we also face the risk that one or more of the participants in our credit facility may not be able to lend us money.

In addition, our $425 million credit facility contains provisions that could limit or, in certain cases, prohibit the payment of distributions on our common stock and preferred stock.  In particular, our $425 million acquisition credit facility provides that, if an event of default (as defined in the credit facility) exists, neither we nor any of our subsidiaries may make any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

●
The sum of (a) 95% of our adjusted funds from operations (as defined in the credit facility) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

●	The minimum amount of cash distributions required to be made to our shareholders in order to maintain our status as a REIT, for federal income tax purposes,

except that we may repurchase or redeem preferred stock with the net proceeds from the issuance of our common stock or preferred stock. The $425 million credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to any of our subsidiaries that has guaranteed amounts payable under the credit facility or that meets a significance test set forth in the credit facility, we and our subsidiaries may not pay any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock.  If any such event of default were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

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
Our ability to make distributions on our common stock and preferred stock and payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, to pay our indebtedness, or to fund our other liquidity needs.

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

In addition, over the last three years, prices of common stock in the U.S. trading markets have been experiencing extreme price fluctuations, and the market price of our common stock has also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

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

We depend on key personnel.
We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net-lease industry.

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
Over the last three years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. More recently, the financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to pay their national debt) has had a similar, although less pronounced, effect. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock, preferred stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.

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

Changes in accounting standards may adversely impact our financial condition and results of operations.
The SEC is currently considering whether issuers in the U.S. should be required to prepare financial statements in accordance with International Financial Reporting Standards, or IFRS, instead of U.S. generally accepted accounting principles, or GAAP.  IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, or IASB, which are rapidly gaining worldwide acceptance.  The SEC has indicated that it will decide in 2011 whether IFRS will be required for U.S. issuers. If the SEC decides to require IFRS, it expects that U.S. issuers would first report under the new standards beginning in approximately 2015 or 2016, although the timeframe has not been finalized.  Additionally, the Financial Accounting Standards Board, or FASB, is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards.  Although the FASB and IASB currently have a project on their agenda to examine the accounting for leases, the project may not result in the issuance of a final standard or a standard that would be comparable to current GAAP.  If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may adversely impact our financial condition and results of operations.

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

Item 4:                      (Removed and Reserved)

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.  Our common stock is traded on the NYSE under the ticker symbol “O.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock for the periods indicated.

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2010
First quarter	$31.18	$25.30	$0.4293125
Second quarter	34.53	28.42	0.4302500
Third quarter	34.79	29.12	0.4311875
Fourth quarter	35.97	32.92	0.4321250
Total			$1.7228750
2009
First quarter	$23.41	$14.26	$0.4255625
Second quarter	23.23	17.90	0.4265000
Third quarter	28.20	19.83	0.4274375
Fourth quarter	27.53	22.17	0.4283750
Total			$1.7078750

 (1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2010, a distribution of $0.14425 per common share had been declared and was paid in January 2011.

There were 8,396 registered holders of record of our common stock as of December 31, 2010. We estimate that our total number of shareholders is approximately 100,000 when we include both registered and beneficial holders of our common stock.

During the fourth quarter of 2010, no shares of stock were withheld for state and federal payroll taxes on the vesting of stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

Item 6:                      Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)
As of or for the years ended December 31,	2010	2009	2008	2007	2006
Total assets (book value)	$3,535,590	$2,914,787	$2,994,179	$3,077,352	$2,546,508
Cash and cash equivalents	17,607	10,026	46,815	193,101	10,573
Lines of credit and notes payable	1,600,000	1,354,600	1,370,000	1,470,000	920,000
Total liabilities	1,688,625	1,426,778	1,439,518	1,539,260	970,516
Total stockholders’ equity	1,846,965	1,488,009	1,554,661	1,538,092	1,575,992
Net cash provided by operating activities	243,368	226,707	246,155	318,169	86,945
Net change in cash and cash equivalents	7,581	(36,789)	(146,286)	182,528	(55,131)
Total revenue	345,009	325,245	325,041	288,650	230,940
Income from continuing operations	121,416	120,775	110,301	121,871	99,551
Income from discontinued operations	9,368	10,352	21,540	18,538	11,230
Net income	130,784	131,127	131,841	140,409	110,781
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)	(24,253)	(11,362)
Net income available to common stockholders	106,531	106,874	107,588	116,156	99,419
Cash distributions paid to common stockholders	182,500	178,008	169,655	157,659	129,667
Basic and diluted net income per common share	1.01	1.03	1.06	1.16	1.11
Cash distributions paid per common share	1.721625	1.706625	1.662250	1.560250	1.437250
Cash distributions declared per common share	1.722875	1.707875	1.667250	1.570500	1.447500
Basic weighted average number of common shares outstanding	105,869,637	103,577,507	101,178,191	100,195,031	89,766,714
Diluted weighted average number of common shares outstanding	105,942,721	103,581,053	101,209,883	100,333,966	89,917,554

Item 7:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 42 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other commercial properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2010, we owned a diversified portfolio:

●	Of 2,496 properties;
●	With an occupancy rate of 96.6%, or 2,412 properties occupied and only 84 properties available for lease;
●	Leased to 122 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 21.2 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,500 square feet.

Of the 2,496 properties in the portfolio, 2,485, or 99.6%, are single-tenant properties, and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2010, of the 2,485 single-tenant properties, 2,402 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.4 years.

In addition, at December 31, 2010, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"), had an inventory of three properties valued at $3.0 million, which are classified as held for investment. No Crest properties are classified as held for sale at December 31, 2010. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition to the three properties, Crest also holds notes receivable of $22.1 million at December 31, 2010. Crest did not acquire any properties in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2010, our total outstanding borrowings were $1.6 billion of senior unsecured notes, or approximately 26.7% of our total market capitalization of $5.99 billion. There were no outstanding borrowings on our credit facility at December 31, 2010.

We define our total market capitalization at December 31, 2010 as the sum of:

●	Shares of our common stock outstanding of 118,058,988 multiplied by the last reported NYSE sales price of $34.20 per share on December 31, 2010, or $4.04 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.6 billion.
Mortgage Debt
We have no mortgage debt on any of our properties.

$425 Million Acquisition Credit Facility
In December 2010, we entered into a new $425 million acquisition credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the new credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to a LIBOR floor.  We also have other interest rate options available to us. At December 31, 2010, we had a borrowing capacity of $425 million available on our credit facility and no outstanding balance.  If there were outstanding borrowings, the effective borrowing rate would have been 2.1%.

We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $200 million, to a total borrowing capacity of $625 million.  Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2010, we had cash and cash equivalents totaling $17.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2010
During 2010, we invested $713.5 million in 186 new properties with an initial weighted average contractual lease rate of 7.9%. These 186 properties are located in 14 states, contain over 2.2 million leasable square feet, and are 100% leased with an average lease term of 15.7 years. The 186 new properties we acquired are net-leased to commercial enterprises in the following 13 industries: apparel stores, automotive collision services, automotive service, crafts and novelties, consumer electronics, convenience stores, drug stores, grocery stores, health and fitness, office supplies, restaurants, sporting goods and wine and spirits. There were no acquisitions by Crest in 2010.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Included in the $713.5 million invested during 2010 are the following acquisitions:

●
The acquisition and leaseback of approximately $304.1 million of winery and vineyard properties under 20-year, triple-net lease agreements with Diageo Chateau & Estates Wine Company, guaranteed by Diageo plc, or, together with its subsidiaries, Diageo.  The properties are primarily located in California’s Napa Valley and include two wineries that produce wines for Diageo’s Sterling Vineyards, or Sterling, and Beaulieu Vineyards, or BV, brands and 14 vineyards producing grapes for their Sterling, BV and other brands.  The properties include approximately 3,600 acres and 426,000 square feet of winery, production, storage, shipping and tourist buildings.  Diageo will continue to operate the wineries and vineyards.  As a result of this acquisition of properties, Diageo has become our largest tenant based on rental revenue.  Headquartered in London, Diageo is a global premium drinks company with a well-known portfolio of international brands of spirits, beer and wine.  Diageo ordinary shares trade on the London Stock Exchange under the symbol “DGE.L” and on the NYSE under the symbol “DEO.”

●
The acquisition of 23 retail properties leased to 13 tenants in six states, for approximately $126.5 million, under long-term, net lease agreements.  The properties are in eight different industries, including apparel stores, consumer electronics, crafts and novelties, drug stores, grocery stores, health and fitness, office supplies, and sporting goods.  All of the properties acquired have in-place leases.

●
The acquisition of 135 SuperAmerica convenience stores and one support facility, for approximately $247.6 million, under long-term, triple-net lease agreements. The stores are located in Minnesota and Wisconsin, and average approximately 3,500 leasable square feet on approximately 1.14 acres.

●	The remaining 11 properties acquired totaled approximately $35.3 million.

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

Increases in Monthly Distributions to Common Stockholders
We have continued our 42-year policy of paying distributions monthly. Monthly distributions per share increased in April 2010 by $0.0003125 to $0.1433125, in July 2010 by $0.0003125 to $0.143625, in October 2010 by $0.0003125 to $0.1439375 and in January 2011 by $0.0003125 to $0.14425. The increase in January 2011 was our 53rd consecutive quarterly increase and the 60th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2010, we paid three monthly cash distributions per share in the amount of $0.143, three in the amount of $0.1433125, three in the amount of $0.143625 and three in the amount of $0.1439375, totaling $1.721625. In December 2010, January 2011 and February 2011, we declared distributions of $0.14425 per share, which were paid in January 2011 and will be paid in February 2011 and March 2011, respectively.

The monthly distribution of $0.14425 per share represents an annualized distribution of $1.731 per share, and an annualized distribution yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $34.20 on December 31, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Issuance of Common Stock
In December 2010, we issued 7,360,000 shares of common stock at a price of $33.70 per share.  The net proceeds of approximately $235.7 million were used to repay borrowings of $179.8 million under our acquisition credit facility and to fund property acquisitions during December 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share.  The net proceeds of approximately $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions during October 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

Note Issuance
In June 2010, we issued $250.0 million aggregate principal amount of 5.75% senior unsecured notes due January 2021 (the “2021 Notes”).  The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%.  The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were used to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

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

Based on our current ratings, the current facility interest rate is LIBOR plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 300 basis points if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 175 basis points if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from: (i) 50 basis points for a rating lower than BBB-/Baa3, and (ii) 30 basis points for a credit rating of A-/A3 or higher.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of December 31, 2010, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2010 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	38.2%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.5	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	262.0%

The following table summarizes the maturity of each of our obligations as of December 31, 2010 (dollars in millions):

Table of Obligations				Ground
				Leases
				Paid by
Year of	Credit			Our
Maturity	Facility	Notes	Interest(1)	Tenants(2)	Other(3)	Totals
2011	$--	$--	$96.8	$3.6	$4.6	$105.0
2012	--	--	96.8	3.5	--	100.3
2013	--	100.0	92.5	3.4	--	195.9
2014	--	--	91.4	3.2	--	94.6
2015	--	150.0	90.4	3.1	--	243.5
Thereafter	--	1,350.0	347.5	31.9	--	1,729.4
Totals	$--	$1,600.0	$815.4	$48.7	$4.6	$2,468.7

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of December 31, 2010 through their respective maturity dates.

 (2) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(3) “Other” consists of $420,000 of commitments under construction contracts and $4.2 million of contingent payments for tenant improvements and leasing costs.

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

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP. Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life.

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: 1) land and 2) building and improvements, based in each case on their estimated fair values.

For properties acquired with in-place operating leases, the fair value of real estate is allocated to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

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

The following is a comparison of our results of operations for the years ended December 31, 2010, 2009 and 2008.

Rental Revenue
Rental revenue was $344.1 million for 2010 versus $323.8 million for 2009, an increase of $20.3 million, or 6.3%. Rental revenue was $323.2 million in 2008. The increase in rental revenue in 2010 compared to 2009 is primarily attributable to:

●	The 186 properties acquired by Realty Income in 2010, which generated $15.9 million of rent in 2010;
●	The 16 properties acquired by Realty Income in 2009, which generated $5.6 million of rent in 2010 compared to $490,000 in 2009, an increase of $5.1 million;
●	Same store rents generated on 2,131 properties during the entire years of 2010 and 2009, increased by $1.8 million, or 0.6%, to $313.8 million from $312.0 million; and
●	An increase in straight-line rent and other non-cash adjustments to rent of $442,000 in 2010 as compared to 2009; net of
●
A  net decrease of $3.1 million relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009 and (iv) lease termination settlements, which, in aggregate, totaled $7.16 million in 2010 compared to $10.23 million in 2009.

Of the 2,496 properties in the portfolio at December 31, 2010, 2,485, or 99.6%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,485 single-tenant properties, 2,402, or 96.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.4 years at December 31, 2010. Of our 2,402 leased single-tenant properties, 2,217 or 92.3% were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Overage rent based on a percentage of the tenants' gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.3 million in 2010, $1.3 million in 2009 and $1.2 million in 2008 (excluding percentage rent reclassified to discontinued operations of $56,000 in 2010, $90,000 in 2009 and $61,000 in 2008). Percentage rent in 2010 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2011.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2010, our portfolio of 2,496 properties was 96.6% leased with 84 properties available for lease as compared to 75 at December 31, 2009. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $95.5 million in 2010 versus $90.5 million in 2009 and $89.1 million in 2008. The increases in depreciation and amortization in 2010 and 2009 were primarily due to the acquisition of properties in 2010, 2009 and 2008, which was partially offset by property sales in those same years.  As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $93.2 million in 2010 versus $85.5 million in 2009 and $94.0 million in 2008. The increase in interest expense from 2009 to 2010 was primarily due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010 and utilization of our credit facility in 2010, which was partially offset by lower average interest rates.  The decrease in interest expense from 2008 to 2009 was primarily due to lower average outstanding balances and, to a lesser extent, lower interest rates.  We redeemed, in November 2008, the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes and, in January 2009, the $20 million outstanding principal amount of our 8% Notes, both of which contributed to the decrease in average outstanding balances and lower average interest rates on our debt in 2009.

In December 2010, as a result of entering into our $425 million credit facility, we incurred $4.2 million of credit facility origination costs that were classified in “other assets” on our consolidated balance sheet at December 31, 2010, and are being amortized over the term of the credit facility. The remaining credit facility origination costs that were incurred as a result of entering into our previous $355 million credit facility, which were $452,000 at December 31, 2010, are included in “other assets” and are being amortized over the remaining term of our current $425 million credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):
	2010	2009	2008
Interest on our credit facility and notes	$89,916	$82,460	$91,213
Interest included in discontinued operations from real estate acquired for resale by Crest	(557)	(595)	(1,797)
Credit facility commitment fees	1,017	990	795
Amortization of credit facility origination costs and deferred bond financing costs	2,871	2,678	3,078
Amortization of settlements on treasury lock agreement	--	--	759
Interest capitalized	(10)	(5)	(92)
Interest expense	$93,237	$85,528	$93,956

Credit facility and notes outstanding	2010	2009	2008
Average outstanding balances (dollars in thousands)	$1,496,150	$1,350,791	$1,457,222
Average interest rates	6.01%	6.10%	6.26%

At December 31, 2010, the weighted average interest rate on our notes payable of $1.6 billion was 6.05%.  There was no outstanding balance on our credit facility at December 31, 2010, but if there was, the effective borrowing rate would have been 2.11%.

Interest Coverage Ratio
Our interest coverage ratio for 2010 was 3.3 times, for 2009 was 3.5 times and for 2008 was 3.2 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	2010	2009	2008
Net cash provided by operating activities	$243,368	$226,707	$246,155
Interest expense	93,237	85,528	93,956
Interest expense included in discontinued operations(1)	557	595	1,797
Income taxes	1,393	677	1,230
Income taxes (benefit) included in discontinued operations(1)	(344)	(645)	225
Investment in real estate acquired for resale(1)	--	--	9
Proceeds from sales of real estate acquired for resale(1)	--	(1,987)	(31,455)
Collection of note receivables by Crest(1)	(138)	(129)	(87)
Crest provisions for impairment(1)	(807)	(277)	(3,374)
Gain on sales of real estate acquired for resale(1)	--	--	4,642
Amortization of share-based compensation	(6,166)	(4,726)	(5,049)
Changes in assets and liabilities:
Accounts receivable and other assets	(5,270)	(3,607)	930
Accounts payable, accrued expenses and other liabilities	(12,517)	(856)	(1,676)
Interest coverage amount	$313,313	$301,280	$307,303
Divided by interest expense(2)	$93,794	$86,123	$95,753
Interest coverage ratio	3.3	3.5	3.2

(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2010 was 2.7 times, for 2009 was 2.7 times and for 2008 was 2.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures or information presented in Exhibit 12.1 to this Annual Report.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2010	2009	2008
Interest coverage amount	$313,313	$301,280	$307,303
Divided by interest expense plus preferred stock dividends(1)	$118,047	$110,376	$120,006
Fixed charge coverage ratio	2.7	2.7	2.6

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $4.4 million to $25.3 million in 2010 as compared to $20.9 million in 2009. General and administrative expenses were $21.6 million in 2008.  In 2010, general and administrative expenses as a percentage of total revenue were 7.3% as compared to 6.4% in 2009 and 6.7% in 2008. General and administrative expenses increased during 2010 primarily because of increases in employee costs, particularly in the acquisitions and research departments. In February 2011, we had 79 employees as compared to 72 employees in February 2010.  In accordance with GAAP, 2010 general and administrative expenses also include transaction costs of $368,000 related to the acquisition of 186 new properties during 2010, as compared to $62,000 related to the acquisition of 16 new properties during 2009. Prior to 2009, GAAP required these transaction costs to be capitalized as part of the property investments.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At December 31, 2010, 84 properties were available for lease, as compared to 75 at December 31, 2009 and 70 at December 31, 2008.

Property expenses were $7.3 million in 2010, $6.6 million in 2009 and $5.5 million in 2008. The increase in property expenses in 2010 is primarily attributable to an increase in maintenance, utilities and property taxes associated with properties available for lease, partially offset by a decrease in bad debt expense.

Income Taxes
Income taxes were $1.4 million in 2010 as compared to $677,000 in 2009 and $1.2 million in 2008. These amounts are for city and state income and franchise taxes paid by Realty Income.  Income taxes for 2009 are lower primarily a result of a prior year review of our state tax filings, where we determined that it was appropriate to amend some prior year tax returns from which we realized a tax benefit of $308,000 in 2009.

In addition, Crest recorded state and federal income tax benefits of $344,000 in 2010 as compared to income tax benefits of $645,000 in 2009 and income tax expense of $225,000 in 2008. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income. The Crest 2009 tax benefit includes a benefit of $303,000 attributable to amendments of certain prior year state tax returns.

Discontinued Operations
Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties. Consequently, we typically Crest's assets as held for sale at the date of acquisition and do not depreciate them. As a result, the operations of Crest’s property assets are typically classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

However, if we determine we have no plans to sell a property asset in the near term (i.e. within the next 12 months), and this property was previously classified as held for sale, the property is reclassified as real estate held for investment. A property that is reclassified as held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

At December 31, 2010, we determined that three property assets, acquired by Crest in 2006, no longer met the held for sale criteria because we decided to lease rather than sell these properties in the near term.  As a result, investment in real estate of $3.0 million was reclassified from real estate held for sale to real estate held for investment on our consolidated  balance sheet at December 31, 2010.  The results of operations for these properties are included in income from continuing operations on our consolidated statements of income.  As a result of this reclassification, $911,000, $214,000 and $3.2 million in operating loss was reclassified from discontinued operations to continuing operations for 2010, 2009 and 2008, respectively.

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	2010	2009	2008
Rental revenue	$--	$157	$1,595
Interest revenue	1,397	1,403	899
Gain on sales of real estate acquired for resale	--	--	4,642
Interest expense	(557)	(595)	(1,797)
General and administrative expense	(226)	(336)	(511)
Property expenses	(12)	(24)	(13)
Provisions for impairment	--	(78)	--
Depreciation(1)	--	--	(771)
Income tax benefit (expense)	344	645	(225)
Income from discontinued operations, real estate acquired for resale by Crest	$946	$1,172	$3,819
Per common share, basic and diluted	$0.01	$0.01	$0.04

(1) Depreciation was recorded on one property that was classified as held for investment. This property was sold in 2008.

Operations from nine of our investment properties were classified as held for sale at December 31, 2010, plus properties sold in 2010, 2009 and 2008 have been classified as discontinued operations. The following is a summary of Realty Income’s "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income's income from discontinued operations, real estate held for investment	2010	2009	2008
Gain on sales of investment properties	$8,405	$8,044	$13,314
Rental revenue	1,771	3,592	6,813
Other revenue	32	45	96
Depreciation and amortization	(636)	(1,428)	(1,929)
Property expenses	(937)	(963)	(573)
Provisions for impairment	(213)	(110)	--
Income from discontinued operations, real estate held for investment	$8,422	$9,180	$17,721
Per common share, basic and diluted	$0.08	$0.09	$0.18

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
Total discontinued operations	2010	2009	2008
Real estate acquired for resale by Crest	$946	$1,172	$3,819
Real estate held for investment	8,422	9,180	17,721
Income from discontinued operations	$9,368	$10,352	$21,540
Per common share, basic and diluted	$0.09	$0.10	$0.21

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During 2010, Crest did not sell any properties.  During 2009, Crest sold two properties for $2.0 million, which resulted in no gain. In 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. During 2008, as part of two sales, Crest provided buyer financing of $19.2 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Gain on Sales of Investment Properties by Realty Income
During 2010, we sold 28 investment properties for $26.6 million, which resulted in a gain of $8.4 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $271,000.  This gain is included in “other revenue” on our consolidated statement of income for 2010 because this excess land was associated with a property that continues to be owned as part of our core operations.

During 2009, we sold 25 investment properties for $20.3 million, which resulted in a gain of $8.0 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income for 2009 because this excess land was associated with a property that continues to be owned as part of our core operations.

During 2008, we sold 29 investment properties for $27.4 million, which resulted in a gain of $13.3 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in "other revenue" on our consolidated statement of income for 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	Generate higher returns;
●	Enhance the credit quality of our real estate portfolio;
●	Extend our average remaining lease term; or
●	Decrease tenant or industry concentration.

At December 31, 2010, we classified real estate with a carrying amount of $3.6 million as held for sale on our balance sheet. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
During 2010, Crest recorded total provisions for impairment of $807,000 on three properties held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2010.

During 2009, Crest recorded total provisions for impairment of $199,000 on three properties classified as held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2009.  Additionally, in 2009, Crest recorded total provisions for impairment of $78,000 on two properties which were sold in 2009.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statement of income for 2009.

During 2008, Crest recorded total provisions for impairment of $3.4 million on three properties which were held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2008.

Provisions for Impairment on Realty Income Investment Properties
During 2010, we recorded provisions for impairment of $213,000 on four properties, three which were sold in 2010 and the other is anticipated to be sold in the first quarter of 2011.  These provisions for impairment are included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income for 2010.  During 2009, we recorded a provision for impairment of $110,000 on one property, which is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for 2009, and the property was sold in 2010. No provisions for impairment were recorded in 2008.

Preferred Stock Dividends
Preferred stock cash dividends totaled $24.3 million in 2010, 2009 and 2008.

Net Income Available to Common Stockholders
Net income available to common stockholders was $106.5 million in 2010, a slight decrease of $343,000 as compared to $106.9 million in 2009. Net income available to common stockholders in 2008 was $107.6 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gain from the sale of investment properties and the sale of excess land recognized during 2010 was $8.7 million, as compared to a $8.1 million gain recognized during 2009 and a $13.6 million gain recognized during 2008. Crest’s recognized no gain from the sale of properties during 2010 or 2009 as compared to $4.6 million during 2008.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2010 increased by $3.3 million, or 1.7%, to $193.7 million, as compared to $190.4 million in 2009 and $185.5 million in 2008. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2010	2009	2008
Net income available to common stockholders	$106,531	$106,874	$107,588
Depreciation and amortization:
Continuing operations	95,513	90,519	89,104
Discontinued operations	636	1,428	2,701
Depreciation of furniture, fixtures and equipment	(291)	(318)	(319)
Gain on sales of land and investment properties:
Continuing operations	(271)	(15)	(236)
Discontinued operations	(8,405)	(8,044)	(13,314)
FFO available to common stockholders	$193,713	$190,444	$185,524

FFO per common share:
Basic	$1.83	$1.84	$1.83
Diluted	$1.83	$1.84	$1.83

Distributions paid to common stockholders	$182,500	$178,008	$169,655

FFO in excess of distributions paid to common stockholders	$11,213	$12,436	$15,869

Weighted average number of common shares used for computation per share:
Basic	105,869,637	103,577,507	101,178,191
Diluted	105,942,721	103,581,053	101,209,883

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for 2010 increased by $4.6 million, or 2.4%, to $197.3 million as compared to $192.7 million in 2009 and $192.0 million in 2008. We consider AFFO to be an appropriate supplemental measure of our performance because it provides analysts and investors with an additional indicator of our ability to pay dividends. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution). AFFO further adjusts FFO by adding back non-cash items that reduce net income in accordance with GAAP, and deducting such items as capitalized expenditures and straight-line rent revenue.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2010	2009	2008
Net income available to common stockholders	$106,531	$106,874	$107,588
Cumulative adjustments to calculate FFO(1)	87,182	83,570	77,936
FFO available to common stockholders	193,713	190,444	185,524
Amortization of share-based compensation	6,166	4,726	5,049
Amortization of deferred note financing costs(2)	1,548	1,363	1,748
Amortization of settlements on treasury lock agreements(3)	--	--	759
Provisions for impairment	1,020	387	3,374
Capitalized leasing costs and commissions	(1,501)	(1,185)	(956)
Capitalized building improvements	(2,077)	(1,879)	(1,498)
Straight-line rent revenue(4)	(1,613)	(1,117)	(1,997)
Total AFFO available to common stockholders	$197,256	$192,739	$192,003

AFFO per common share:
Basic	$1.86	$1.86	$1.90
Diluted	$1.86	$1.86	$1.90

Distributions paid to common stockholders	$182,500	$178,008	$169,655

AFFO in excess of distributions paid to common stockholders	$14,756	$14,731	$22,348

Weighted average number of common shares used for computation per share:
Basic	105,869,637	103,577,507	101,178,191
Diluted	105,942,721	103,581,053	101,209,883

(1)	See reconciling items for FFO presented on the previous page.
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

(4)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

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

Of our 2,496 properties in our portfolio, approximately 96.2% or 2,402 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

Item 7A:                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We were not a party to any derivative financial instruments at December 31, 2010. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable debt as of December 31, 2010. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2011	$--	--%	$--	--%
2012	--	--	--	--
2013(1)	100.0	5.38	--	--
2014(2)	--	--	--	--
2015(3)	150.0	5.50	--	--
Thereafter(4)	1,350.0	6.16	--	--
Totals	$1,600.0	6.05%	$--	--%
Fair Value(5)	$1,707.1		$--

(1)	$100 million matures in March 2013.
(2)	The credit facility expires in March 2014.
(3)	$150 million matures in November 2015.
(4)	$275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $100 million matures in March 2035.
(5)	We base the estimated fair value of the fixed rate debt at December 31, 2010 on the indicative market prices and recent trading activity of our notes payable.

The table incorporates only those exposures that exist as of December 31, 2010. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Interest on our credit facility balance is variable. At December 31, 2010, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 8:                      Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2010 and 2009

C.	Consolidated Statements of Income,
Years ended December 31, 2010, 2009 and 2008

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2010, 2009 and 2008

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2010, 2009 and 2008

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2010 and 2009

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

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG

San Diego, California
February 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

 /s/ KPMG

San Diego, California
February 10, 2011

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
ASSETS
Real estate, at cost:
Land	$1,520,413	$1,169,295
Buildings and improvements	2,592,449	2,270,161
Total real estate, at cost	4,112,862	3,439,456
Less accumulated depreciation and amortization	(711,615)	(630,840)
Net real estate held for investment	3,401,247	2,808,616
Real estate held for sale, net	3,631	8,266
Net real estate	3,404,878	2,816,882
Cash and cash equivalents	17,607	10,026
Accounts receivable, net	11,301	10,396
Goodwill	17,206	17,206
Other assets, net	84,598	60,277
Total assets	$3,535,590	$2,914,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$19,051	$16,926
Accounts payable and accrued expenses	47,019	38,445
Other liabilities	22,555	16,807
Lines of credit payable	--	4,600
Notes payable	1,600,000	1,350,000
Total liabilities	1,688,625	1,426,778

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 13,900,000 shares issued and outstanding in 2010 and 2009	337,790	337,790
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 118,058,988 and 104,286,705 shares issued and outstanding as of December 31, 2010 and 2009, respectively	2,066,287	1,629,237
Distributions in excess of net income	(557,112)	(479,018)
Total stockholders' equity	1,846,965	1,488,009
Total liabilities and stockholders' equity	$3,535,590	$2,914,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Income

Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands, except per share data)

	2010	2009	2008

REVENUE
Rental	$344,080	$323,819	$323,164
Other	929	1,426	1,877
Total revenue	345,009	325,245	325,041

EXPENSES
Depreciation and amortization	95,513	90,519	89,104
Interest	93,237	85,528	93,956
General and administrative	25,311	20,946	21,618
Property	7,332	6,601	5,458
Income taxes	1,393	677	1,230
Provisions for impairment	807	199	3,374
Total expenses	223,593	204,470	214,740
Income from continuing operations	121,416	120,775	110,301
Income from discontinued operations:
Real estate acquired for resale by Crest	946	1,172	3,819
Real estate held for investment	8,422	9,180	17,721
Total income from discontinued operations	9,368	10,352	21,540

Net income	130,784	131,127	131,841
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)
Net income available to common stockholders	$106,531	$106,874	$107,588

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.92	$0.93	$0.85
Diluted	$0.92	$0.93	$0.85
Net income:
Basic	$1.01	$1.03	$1.06
Diluted	$1.01	$1.03	$1.06
Weighted average common shares outstanding:
Basic	105,869,637	103,577,507	101,178,191
Diluted	105,942,721	103,581,053	101,209,883

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity

Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)

	Shares of preferred stock	Shares of common stock	Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Total
Balance, December 31, 2007	13,900,000	101,082,717	$337,790	$1,545,037	$(344,735)	$1,538,092
Net income	--	--	--	--	131,841	131,841
Distributions paid and payable	--	--	--	--	(194,857)	(194,857)
Shares issued in stock offering, net of offering costs of $4,024	--	2,925,000	--	74,425	--	74,425
Share-based compensation	--	203,824	--	5,160	--	5,160
Balance, December 31, 2008	13,900,000	104,211,541	337,790	1,624,622	(407,751)	1,554,661
Net income	--	--	--	--	131,127	131,127
Distributions paid and payable	--	--	--	--	(202,394)	(202,394)
Share-based compensation	--	75,164	--	4,615	--	4,615
Balance, December 31, 2009	13,900,000	104,286,705	337,790	1,629,237	(479,018)	1,488,009
Net income	--	--	--	--	130,784	130,784
Distributions paid and payable	--	--	--	--	(208,878)	(208,878)
Shares issued in stock offering, net of offering costs of $22,471	--	13,558,500	--	432,591	--	432,591
Share-based compensation	--	213,783	--	4,459	--	4,459
Balance, December 31, 2010	13,900,000	118,058,988	$337,790	$2,066,287	$(557,112)	$1,846,965

The accompanying notes to consolidated financial statements are an integral part of these statements.

    REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,784	$131,127	$131,841
Adjustments to net income:
Depreciation and amortization	95,513	90,519	89,104
Income from discontinued operations
Real estate acquired for resale	(946)	(1,172)	(3,819)
Real estate held for investment	(8,422)	(9,180)	(17,721)
Gain on sales of land	(271)	(15)	(236)
Amortization of share-based compensation	6,166	4,726	5,049
Provisions for impairment on real estate held for investment	807	199	3,374
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	946	1,250	(52)
Real estate held for investment	866	2,674	6,336
Investment in real estate acquired for resale	--	--	(9)
Proceeds from sales of real estate acquired for resale	--	1,987	31,455
Collection of notes receivable by Crest	138	129	87
Change in assets and liabilities:
Accounts receivable and other assets	5,270	3,607	(930)
Accounts payable, accrued expenses and other liabilities	12,517	856	1,676
Net cash provided by operating activities	243,368	226,707	246,155
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	--	170	439
Discontinued operations	25,779	19,904	27,365
Restricted escrow deposit for Section 1031 tax-deferred exchange	(6,361)	(4,479)	(3,174)
Acquisition of and improvements to investment properties	(701,391)	(60,459)	(194,106)
Intangibles acquired in connection with acquisitions of investment properties	(15,385)	(860)	(397)
Net cash used in investing activities	(697,358)	(45,724)	(169,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(182,500)	(178,008)	(169,655)
Cash dividends to preferred stockholders	(24,253)	(24,253)	(24,253)
Borrowings from lines of credit	612,200	4,600	--
Payments under lines of credit	(616,800)	--	--
Proceeds from notes issued, net	246,131	--	--
Proceeds from common stock offerings, net	432,591	--	74,425
Debt issuance costs	(4,091)	--	(3,196)
Principal payment on notes payable	--	(20,000)	(100,000)
Other items	(1,707)	(111)	111
Net cash provided by (used in) financing activities	461,571	(217,772)	(222,568)
Net increase (decrease) in cash and cash equivalents	7,581	(36,789)	(146,286)
Cash and cash equivalents, beginning of year	10,026	46,815	193,101
Cash and cash equivalents, end of year	$17,607	$10,026	$46,815

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2010, 2009 and 2008

1.         Organization and Operation

Realty Income Corporation ("Realty Income," the "Company," "we", "our" or "us") is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2010, we owned 2,496 properties, located in 49 states, containing over 21.2 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Federal Income Taxes. We have elected to be taxed as a REIT under the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income (dollars in thousands):
	2010(1)	2009	2008
Net income available to common stockholders	$106,531	$106,874	$107,588
Preferred stock cash dividends	24,253	24,253	24,253
Depreciation and amortization timing differences	22,905	27,094	28,624
Tax gain on the sales of real estate less than book gain	--	(5,436)	(4,518)
Tax loss on the sale of real estate less than book gain	(10,063)	--	--
Dividends received from Crest	--	--	2,500
Elimination of net revenue and expenses from Crest	1,337	378	270
Adjustment for share-based compensation	562	1,824	2,270
Adjustment for straight-line rent	(1,613)	(1,117)	(1,997)
Adjustment for an increase (decrease) in prepaid rent	4,223	1,273	(1,226)
Other adjustments	3,579	(752)	(321)
Taxable net income, before our dividends paid deduction	$151,714	$154,391	$157,443

(1) The 2010 information presented is a reconciliation of our net income available to common stockholders to estimated taxable net income.

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

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair market value of the property over the REIT's adjusted basis in the property, in each case determined as of the date the REIT acquired the property. In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, was deemed to be liquidated for Federal income tax purposes, and the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2010, we have built-in gains of $60 million with respect to such property. We do not expect that we will be required to pay income tax on the built-in gains in these properties during the ten-year period ending August 28, 2017. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2010	2009	2008
Weighted average shares used for the basic net income per share computation	105,869,637	103,577,507	101,178,191
Incremental shares from share-based compensation	73,084	3,546	31,692
Adjusted weighted average shares used for diluted net income per share computation	105,942,721	103,581,053	101,209,883
Unvested shares from share-based compensation that were anti-dilutive	87,600	542,368	614,917

Other Assets. Other assets consist of the following (dollars in thousands) at:
December 31,	2010	2009
Value of in-place and above-market leases, net	$26,221	$10,928
Notes receivable issued in connection with Crest property sales	22,075	22,214
Deferred bond financing costs, net	14,203	11,899
Prepaid expenses	8,431	7,738
Escrow deposits for Section 1031 tax-deferred exchanges	6,361	4,479
Credit facility organization costs, net	4,619	1,470
Corporate assets, net of accumulated depreciation and amortization	827	1,058
Other items	1,861	491
	$84,598	$60,277

Distributions Payable. Distributions payable consist of the following declared distributions (dollars in thousands) at:
December 31,	2010	2009
Common stock distributions	$17,030	$14,905
Preferred stock dividends	2,021	2,021
	$19,051	$16,926

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses consist of the following (dollars in thousands) at:
December 31,	2010	2009
Bond interest payable	$33,240	$25,972
Other items	13,779	12,473
	$47,019	$38,445

Other Liabilities. Other liabilities consist of the following (dollars in thousands) at:
December 31,	2010	2009
Rent received in advance	$14,564	$10,341
Security deposits	4,539	4,334
Value of in-place below-market leases, net	3,452	2,132
	$22,555	$16,807

Discontinued Operations. Operations from nine of our investment properties were classified as held for sale at December 31, 2010, plus properties sold in 2010, 2009 and 2008, are reported as discontinued operations. Their respective results of operations have been reclassified to "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties. Consequently, we typically classify Crest's assets as held for sale at the date of acquisition and do not depreciate them. As a result, the operations of Crest's property assets are typically classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

However, if we determine we have no plans to sell a property asset in the near term (i.e. within the next 12 months), and this property was previously classified as held for sale, the property is reclassified as real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

At December 31, 2010, we determined that three property assets, acquired by Crest in 2006, no longer met the held for sale criteria because we decided to lease rather than sell these properties in the near term.  As a result, investment in real estate of $3.0 million was reclassified from real estate held for sale to real estate held for investment on our consolidated balance sheet at December 31, 2010.  At December 31, 2009, Crest’s property inventory consisted of three properties valued at $3.8 million, all of which was held for sale and included on our consolidated balance sheet at December 31, 2009, in "real estate held for sale, net." The results of operations for these properties are included in "income from continuing operations" on our consolidated statements of income.  As a result of this reclassification, $911,000, $214,000 and $3.2 million in operating loss was reclassified from discontinued operations to continuing operations for 2010, 2009 and 2008, respectively.

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

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands):

Crest's income from discontinued operations, real estate acquired for resale	2010	2009	2008
Rental revenue	$--	$157	$1,595
Interest revenue	1,397	1,403	899
Gain on sales of real estate acquired for resale	--	--	4,642
Interest expense	(557)	(595)	(1,797)
General and administrative expense	(226)	(336)	(511)
Property expenses	(12)	(24)	(13)
Provisions for impairment	--	(78)	--
Depreciation(1)	--	--	(771)
Income tax benefit (expense)	344	645	(225)
Income from discontinued operations, real estate acquired for resale by Crest	$946	$1,172	$3,819

(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in 2008.

The following is a summary of Realty Income's "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

Realty Income's income from discontinued operations, real estate held for investment	2010	2009	2008
Gain on sales of investment properties	$8,405	$8,044	$13,314
Rental revenue	1,771	3,592	6,813
Other revenue	32	45	96
Depreciation and amortization	(636)	(1,428)	(1,929)
Property expenses	(937)	(963)	(573)
Provisions for impairment	(213)	(110)	--
Income from discontinued operations, real estate held for investment	$8,422	$9,180	$17,721

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

Total discontinued operations	2010	2009	2008
Real estate acquired for resale by Crest	$946	$1,172	$3,819
Real estate held for investment	8,422	9,180	17,721
Income from discontinued operations	$9,368	$10,352	$21,540
Per common share, basic and diluted	$0.09	$0.10	$0.21

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on the consolidated statements of income have each been calculated independently.

Revenue Recognition and Accounts Receivable. All leases are accounted for as operating leases. Under this method, lease payments that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant's sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectibility of accounts receivable and appropriate allowances to record. Our allowance for doubtful accounts at December 31, 2010 was $1.1 million and at December 31, 2009 was $865,000.

Other revenue includes non-operating interest earned from investments in money market funds and other notes of $96,000 in 2010, $51,000 in 2009 and $1.4 million in 2008.

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

Gain on Sales of Properties. When real estate is sold, the related net book value of the applicable assets is removed and a gain from the sale is recognized in our consolidated statements of income. We record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.

Allocation of the Purchase Price of Real Estate Acquisitions. When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: 1) land and 2) building and improvements, based in each case on their estimated fair values.

For properties acquired with in-place operating leases, the fair value of real estate is allocated to: 1) land, 2) building and improvements, and 3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

Our estimated fair value determinations are based on management's judgment, which is based on various factors, including: (1) market conditions, (2) industry that tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant's business, and/or (6) real estate appraisals, prepared by an independent appraisal firm.  When real estate appraisals are utilized, the measurement of fair value related to the allocation of the purchase price of real estate acquisitions is derived principally from observable market data that is not readily available to the public (and thus should be categorized as level 2 on FASB's three-level valuation hierarchy).  Our other methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions (except for independent third-party real estate appraisals) include unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB's three-level valuation hierarchy).

The fair value of the tangible assets of an acquired property (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings/improvements based on our determination of the relative fair value of these assets. Our fair value determinations are based on a real estate appraisal for each property, prepared by an independent appraisal firm, and consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships. These are measured by the excess of the purchase price paid for a property, after adjusting for above or below-market lease value, less the estimated fair value of the property "as if vacant," determined as set forth above. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	Typically 25 years
Building improvements	4 to 15 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

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

In 2010, Realty Income recorded total provisions for impairment of $213,000 on three properties in the restaurant industry and one property in the child care industry.  These provisions for impairment are included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income for 2010, as three of the properties were subsequently sold and one is anticipated to be sold in the first quarter of 2011.  During 2010, Crest recorded total provisions for impairment of $807,000 on three properties held for investment at December 31, 2010.  These provisions for impairment are included in "income from continuing operations" on our consolidated statement of income for 2010.

In 2009, we recorded a provision for impairment of $110,000 on one property in the convenience store industry, which was sold during 2010. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for 2009. Additionally, in 2009, Crest recorded total provisions for impairment of $199,000 on three properties classified as held for investment at December 31, 2010.  These provisions for impairment are included in "income from continuing operations" on our consolidated statement of income for 2009.  Additionally, Crest recorded total provisions for impairment of $78,000 on two properties which were sold in 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for 2009.

No provisions for impairment were recorded by Realty Income in 2008. In 2008, Crest recorded total provisions for impairment of $3.4 million on three properties, which were held for investment at December 31, 2010. These provisions for impairment are included in "income from continuing operations" on our consolidated statement of income for 2008.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  During our tests for impairment of goodwill, during the second quarters of 2010, 2009 and 2008, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any new goodwill or impairment on our existing goodwill during 2010, 2009 or 2008.

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

Impact of Recent Accounting Pronouncements.  In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. Effective for periods beginning after December 15, 2010, ASC No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU No. 2010-29 only applies to our disclosures in note 3 related to acquisitions and is not expected to have a significant impact on our footnote disclosures.

Reclassifications. Certain of the 2009 and 2008 balances have been reclassified to conform to the 2010 presentation.

3.           Properties Acquired

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During 2010, Realty Income invested $713.5 million in 186 new properties with an initial weighted average contractual lease rate of 7.9%. These 186 properties are located in 14 states, contain over 2.2 million leasable square feet, and are 100% leased with an average lease term of 15.7 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. In accordance with GAAP, acquisition transaction costs of $368,000 were recorded to "general and administrative" expense on our consolidated statement of income for 2010.

Included in the $713.5 million invested during 2010 are the following acquisitions:

(1)
The acquisition and lease-back of approximately $304.1 million of winery and vineyard properties under 20-year, triple-net lease arrangements with Diageo Chateau & Estates Wine Company, guaranteed by Diageo plc (NYSE: ADR: DEO), or, together with its subsidiaries, Diageo.  The properties are primarily located in California’s Napa Valley and include two wineries that produce wines for Diageo’s Sterling Vineyards, or Sterling, and Beaulieu Vineyards, or BV, brands and 14 vineyards producing grapes for their Sterling, BV and other brands.  The properties include approximately 3,600 acres and 426,000 square feet of winery, production, storage, shipping and tourist buildings.  Diageo will continue to operate the wineries and vineyards.

(2)
The acquisition of 23 retail properties leased to 13 tenants in six states, for approximately $126.5 million, under long-term, net lease agreements.  The properties are in eight different industries, all of which are already in our portfolio.  All of the properties acquired have in-place leases.

(3)
The acquisition of 135 SuperAmerica convenience stores and one support facility, for approximately $247.6 million, under long-term, triple-net lease agreements.  The stores are located in Minnesota and Wisconsin, and average approximately 3,500 leasable square feet on approximately 1.14 acres.

(4)	The remaining 11 properties acquired totaled approximately $35.3 million.

The 2010 aggregate acquisitions were allocated as follows: $358.3 million to land, $339.8 million to buildings and improvements, $17.0 million to intangible assets and $1.6 million to intangible liabilities.  All of the acquisitions were cash purchases and there were no contingent considerations associated with these acquisitions.

Total revenues of $16.0 million and income from continuing operations of $12.1 million are included in the 2010 consolidated income statement for the aggregate 2010 acquisitions.

The following pro forma total revenue and income from continuing operations of the 2010 acquisitions in aggregate, assumes the acquisitions had taken place on January 1, 2010 for the 2010 pro forma information, and on January 1, 2009 for the 2009 pro forma information (in millions):
	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2010(1)	$385.4	$137.7
Supplemental pro forma for the year ended December 31, 2009(1)	$381.6	$142.3

 (1) This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2010 or January 1, 2009, and may not be indicative of future operating results.

In comparison, during 2009, Realty Income invested $57.9 million in 16 new properties with an initial weighted average contractual lease rate of 9.7%. These 16 properties are located in five states, contain over 278,000 leasable square feet, and are 100% leased with an average lease term of 17.9 years.  In accordance with GAAP, acquisition transaction costs of $62,000 were recorded to "general and administrative" expense on our consolidated statement of income for 2009.

B.  During 2010 and 2009, Crest did not invest in any new properties.

C.  Of the $713.5 million invested by Realty Income in 2010, approximately $126.5 million was used to acquire 23 properties with existing leases.  Realty Income recorded $12.6 million as the intangible value of the in-place leases, $4.4 million as the intangible value of above-market leases and $1.6 million as the intangible value of below-market leases for 2010.  The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of December 31, 2010, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet as of December 31, 2010.  All of these amounts are amortized over the life of the respective leases.

Of the $57.9 million invested by Realty Income in 2009, $10.5 million was used to acquire three properties with existing leases. Realty Income recorded $1.4 million as the intangible value of the in-place leases, $150,000 as the intangible value of above-market leases and $655,000 as the intangible value of below-market leases for 2009. The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of December 31, 2009, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet as of December 31, 2009. All of these amounts are amortized over the life of the respective leases.

4.           Credit Facility

In December 2010, we entered into a new $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the new credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

In December 2010, as a result of entering into our current credit facility, we incurred $4.2 million of credit facility origination costs that were classified as part of "other assets" on our consolidated balance sheet at December 31, 2010 and are being amortized over the term of the credit facility.  The remaining credit facility origination costs that were incurred as a result of entering into our previous $355 million credit facility, which were $452,000 at December 31, 2010, are included in "other assets" and are being amortized over the remaining term of our current $425 million credit facility.

The average borrowing rate on our credit facility was 1.3% during 2010. During 2009, we did not utilize our credit facility until December and, during 2008, we did not utilize our credit facility. Our effective borrowing rate at December 31, 2010 was 2.1% and at December 31, 2009 was 1.2%. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.           Notes Payable

A.	General

Our senior unsecured note obligations consist of the following, sorted by maturity date (dollars in millions):

December 31,	2010	2009
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	--
5.875% bonds, issued in March 2005 and due in March 2035	100	100
	$1,600	$1,350

The following table summarizes the maturity of our notes payable as of December 31, 2010 (dollars in millions):

Year of Maturity	Notes
2011	$--
2012	--
2013	100
2014	--
2015	150
Thereafter	1,350
Totals	$1,600

Interest incurred on all of the notes for 2010 was $89.7 million, for 2009 was $82.5 million and for 2008 was $91.2 million. The interest rate on each of these notes is fixed.

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

B.	Note Issuance

In June 2010, we issued $250 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes. The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%.  The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were used to finance the acquisition of the Diageo properties in June 2010.  Interest is paid semiannually on the 2021 Notes.

C.	Note Redemptions

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount of $20 million, plus accrued and unpaid interest.

On their maturity date in November 2008, we redeemed, using proceeds from our September 2008 common stock offering and cash on hand, all of our outstanding 8.25% senior notes issued in October 1998, or the 2008 Notes, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

6.           Common Stock Offerings

In December 2010, we issued 7,360,000 shares of common stock at a price of $33.70 per share.  The net proceeds of approximately $235.7 million were used to repay borrowings of $179.8 million under our acquisition credit facility and to fund property acquisitions during December 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

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

7.           Preferred Stock

A.   In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During 2010, 2009 and 2008, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508 per share, or $9.4 million, and at December 31, 2010, a monthly dividend of $0.1536459 per share was payable and was paid in January 2011.

B.   In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During 2010, 2009 and 2008, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2010, a monthly dividend of $0.140625 per share was payable and was paid in January 2011.

 We are current in our obligations to pay dividends on our Class D and Class E preferred stock.

8.           Distributions Paid and Payable

A.           Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2010	2009	2008
January	$0.1430000	$0.1417500	$0.136750
February	0.1430000	0.1417500	0.136750
March	0.1430000	0.1417500	0.136750
April	0.1433125	0.1420625	0.137375
May	0.1433125	0.1420625	0.137375
June	0.1433125	0.1420625	0.137375
July	0.1436250	0.1423750	0.138000
August	0.1436250	0.1423750	0.138000
September	0.1436250	0.1423750	0.140500
October	0.1439375	0.1426875	0.141125
November	0.1439375	0.1426875	0.141125
December	0.1439375	0.1426875	0.141125
Total	$1.7216250	$1.7066250	$1.662250
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:
	2010	2009	2008
Ordinary income	$1.2598879	$1.2739214	$1.2681285
Nontaxable distributions	0.4617371	0.4113034	0.3121490
Capital gain	--	0.0214002	0.0819725
Totals	$1.7216250	$1.7066250	$1.6622500

At December 31, 2010, a distribution of $0.14425 per common share was payable and was paid in January 2011. At December 31, 2009, a distribution of $0.143 per common share was payable and was paid in January 2010.

B.           Class D Preferred Stock

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $9.4 million in 2010, 2009 and 2008, respectively.

The following presents the federal income tax characterization of dividends paid per share to our Class D preferred stockholders for the years:

	2010	2009	2008
Ordinary income	$1.8437508	$1.8206316	$1.7528280
Capital gain	--	0.0231192	0.0909228
Totals	$1.8437508	$1.8437508	$1.8437508

C.           Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2010, 2009 and 2008.

The following presents the federal income tax characterization of dividends paid per share to our Class E preferred stockholders for the years:
	2010	2009	2008
Ordinary income	$1.6875000	$1.6663392	$1.6042824
Capital gain	--	0.0211608	0.0832176
Totals	$1.6875000	$1.6875000	$1.6875000

9.           Operating Leases

A.    At December 31, 2010, we owned 2,496 properties in 49 states, plus an additional three properties owned by Crest. Of the 2,496 properties, 2,485, or 99.6%, are single-tenant, properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2010, 84 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants' gross sales (percentage rents) for 2010 was $1.4 million, for 2009 was $1.3 million and for 2008 was $1.3 million, including amounts recorded to discontinued operations of $56,000 in 2010, $90,000 in 2009 and $61,000 in 2008.

At December 31, 2010, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2011	$373,787
2012	360,338
2013	346,073
2014	328,318
2015	314,855
Thereafter	2,637,944
Total	$4,361,315

B.    Major Tenants - No individual tenant's rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2010, 2009 or 2008.

10.           Gain on Sales of Real Estate Acquired for Resale by Crest

During 2010, Crest did not sell any properties.  During 2009, Crest sold two properties for $2.0 million, which resulted in no gain. During 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. In 2008, as part of two sales, Crest provided buyer financing of $19.2 million. Crest's gains on sales are reported before income taxes and are included in discontinued operations.

11.           Gain on Sales of Investment Properties by Realty Income

During 2010, we sold 28 investment properties for $26.6 million, which resulted in a gain of $8.4 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $271,000.  This gain is included in "other revenue" on our consolidated statement of income for 2010 because this excess land was associated with a property that continues to be owned as part of our core operations.

During 2009, we sold 25 investment properties for $20.3 million, which resulted in a gain of $8.0 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income for 2009 because this excess land was associated with a property that continues to be owned as part of our core operations.

During 2008, we sold 29 investment properties for $27.4 million, which resulted in a gain of $13.3 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in "other revenue" on our consolidated statement of income for 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our notes payable, which are disclosed below (dollars in millions):
	Carrying value per	Estimated fair
At December 31, 2010	balance sheet	market value
Notes receivable issued in connection with Crest property sales	$22.1	$23.2
Notes payable	$1,600.0	$1,707.1

	Carrying value per	Estimated fair
At December 31, 2009	balance sheet	market value
Notes receivable issued in connection with Crest property sales	$22.2	$20.0
Notes payable	$1,350.0	$1,276.4

The estimated fair value of our notes receivable, issued in connection with property sales, has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year or 7-year Treasury Yield Curve, plus an applicable credit-adjusted spread. These notes receivable were issued in connection with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our notes payable.

13.           Supplemental Disclosures of Cash Flow Information

Interest paid in 2010 was $82.6 million, in 2009 was $83.2 million and in 2008 was $90.3 million.

Interest capitalized to properties under development in 2010 was $10,000, in 2009 was $5,000 and in 2008 was $92,000.

Income taxes paid by Realty Income and Crest in 2010 were $907,000, in 2009 were $1.2 million and in 2008 were $1.7 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.	Share-based compensation expense for 2010 was $6.2 million, for 2009 was $4.7 million and for 2008 was $5.0 million.

B.	See "Provisions for Impairment" in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

C.
At December 31, 2010, Realty Income had escrow deposits of $6.4 million held for tax-deferred exchanges under Section 1031 of the Code.  The $6.4 million is included in "other assets" on our consolidated balance sheet at December 31, 2010.

D.
At December 31, 2009, Realty Income had escrow deposits of $4.5 million held for tax-deferred exchanges under Section 1031 of the Code. The $4.5 million is included in "other assets" on our consolidated balance sheet at December 31, 2009.

E.
At December 31, 2008, Realty Income had escrow deposits of $3.2 million held for tax-deferred exchanges under Section 1031 of the Code.  The $3.2 million is included in "other assets" on our consolidated balance sheet at December 31, 2008.

F.
In 2010, Realty Income recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action and recorded a $600,000 receivable for the sale of excess land from an investment property.  These receivables are included in "other assets" on our consolidated balance sheet at December 31, 2010.

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

J.
In accordance with our policy, we recorded adjustments to our estimated legal obligations related to asset retirement obligations on two land leases in the following amounts: an increase of $82,000 in 2010, a reduction of $63,000 in 2009 and an increase of $335,000 in 2008. These asset retirement obligations account for the difference between our obligations to the landlord under the two land leases and our subtenant's obligations to us under the subleases.

K.	Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $337,000 at December 31, 2010.

14.           Employee Benefit Plan

We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 60% of their compensation, subject to limits under the Code. We match 50% of our employee's contributions, up to 3% of the employee's compensation. Our aggregate matching contributions each year have been immaterial to our results of operations.

15.           Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation, or the Stock Plan, to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success. The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007. Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, or SPR, stock appreciation rights, or SAR, and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003. To date, we have not issued any SPR or SAR.

The amount of share-based compensation costs recognized in "general and administrative expense" on our consolidated statements of income during 2010 was $6.2 million, during 2009 was $4.7 million and during 2008 was $5.0 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	2010		2009		2008
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	853,234	$19.14	994,453	$19.70	994,572	$19.46
Shares granted	278,200	28.99	142,860	22.86	249,447	26.63
Shares vested	(206,153)	23.70	(214,521)	23.14	(188,215)	21.96
Shares forfeited	(987)	26.03	(69,558)	25.95	(61,351)	22.13
Outstanding nonvested shares, end of year	924,294	$19.69	853,234	$19.14	994,453	$19.70

(1)	Grant date fair value.

During 2010, we issued 278,200 shares of common stock under our Stock Plan. These shares vest over the following service periods: 32,000 vested immediately, 5,000 vest over a service period of two years, 12,000 vest over a service period of three years, 50,000 vest over a service period of four years and 179,200 vest over a service period of five years.

The vesting schedule for shares granted to non-employee directors is as follows:

-	For directors with less than six years of service at the date of grant, shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted;
-	For directors with six years of service at the date of grant, shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted;
-	For directors with seven years of service at the date of grant, shares are 100% vested on the first anniversary of the date the shares of stock are granted; and

-	For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

The vesting schedule for shares granted to employees is as follows:

-	For employees age 55 and below at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;
-	For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;
-	For employees age 57 at the grant date, shares vest in 33.33% increments on each of the first three anniversaries of the grant date;
-	For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;
-	For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and
-	For employees age 60 and above at the grant date, shares vest immediately on the grant date.

In addition, after they have been employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.

As of December 31, 2010, the remaining unamortized share-based compensation expense totaled $18.2 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2010, 2009 or 2008.

No stock options were granted after January 1, 2002, all outstanding options were fully vested as of December 31, 2006, and 2006 represented the last year for which we recorded expense on our stock option awards. Stock options were granted with an exercise price equal to the underlying stock's fair value at the date of grant. The outstanding stock options expire on December 31, 2011, ten years from the date they were granted and have an exercise price of $14.70.

The following table summarizes our stock option activity for the years:

	2010		2009		2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	5,846	$14.70	21,294	$13.33	45,007	$12.71
Options exercised	(3,392)	14.70	(15,448)	12.81	(23,713)	12.15
Outstanding and exercisable options, end of year	2,454	$14.70	5,846	$14.70	21,294	$13.33

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The market value of our stock was $34.20, $25.91 and $23.15 at December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $61,000, $157,000 and $319,000, respectively. The aggregate intrinsic value of options outstanding and exercisable was $48,000, $66,000 and $209,000 at December 31, 2010, 2009 and 2008, respectively.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2010 (dollars in thousands):

Assets, as of December 31:	2010	2009
Segment net real estate:
Automotive service	$106,669	$105,085
Automotive tire services	195,064	201,233
Child care	72,827	77,987
Convenience stores	706,173	477,640
Drug stores	143,739	141,057
Health and fitness	220,296	200,316
Restaurants	709,523	730,460
Theaters	281,072	290,386
Wine and spirits	302,159	--
24 non-reportable segments	667,356	592,718
Total segment net real estate	3,404,878	2,816,882
Other intangible assets - Apparel	3,644	--
Other intangible assets - Automotive tire service	588	647
Other intangible assets - Drug stores	5,938	6,066
Other intangible assets - Grocery stores	6,031	860
Other intangible assets - Health and fitness	1,707	845
Other intangible assets - Office supplies	390	--
Other intangible assets - Theaters	1,579	1,885
Other intangible assets - Sporting goods	5,786	--
Other intangible assets - Other	558	625
Goodwill - Automotive service	1,338	1,338
Goodwill - Child care	5,353	5,353
Goodwill - Convenience stores	2,074	2,074
Goodwill - Home furnishings	1,557	1,557
Goodwill - Restaurants	3,779	3,779
Goodwill - non reportable segments	3,105	3,105
Other corporate assets	87,285	69,771
Total assets	$3,535,590	$2,914,787

	Revenue
For the years ended December 31,	2010	2009	2008
Segment rental revenue:
Automotive service	$16,123	$15,797	$15,853
Automotive tire services	21,859	22,616	22,040
Child care	22,417	23,408	23,758
Convenience stores	58,883	55,136	51,971
Drug stores	13,962	13,727	13,125
Health and fitness	23,768	18,787	18,419
Restaurants	69,923	69,181	70,763
Theaters	30,634	30,078	29,640
Wine and spirits	10,292	--	--
24 non-reportable segments	76,219	75,089	77,595
Total rental revenue	344,080	323,819	323,164
Other revenue	929	1,426	1,877
Total revenue	$345,009	$325,245	$325,041

17.           Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2010, we have contingent payments of $4.2 million for tenant improvements and leasing costs. In addition, we have committed $420,000 under construction contracts, which is expected to be paid in the next three months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.  At December 31, 2010, minimum future rental payments for the next five years and thereafter under these ground leases are as follows (dollars in thousands):

2011	$3,631
2012	3,527
2013	3,385
2014	3,150
2015	3,096
Thereafter	31,933
Total	$48,722

18.           Subsequent Events

In January 2011 and February 2011, we declared the following dividends, which will be paid in February 2011 and March 2011, respectively:

-	$0.14425 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Quarterly Financial Data
(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)
2010(1)
Total revenue	$82,725	$83,047	$87,018	$92,219	$345,009
Depreciation and amortization expense	23,060	23,353	24,045	25,055	95,513
Interest expense	21,395	21,576	25,135	25,131	93,237
Other expenses	8,932	8,615	8,276	9,020	34,843
Income from continuing operations	29,338	29,503	29,562	33,013	121,416
Income from discontinued operations	867	1,545	2,092	4,864	9,368
Net income	30,205	31,048	31,654	37,877	130,784
Net income available to common stockholders	24,142	24,985	25,591	31,814	106,531
Net income per common share: Basic and diluted	0.23	0.24	0.25	0.28	1.01
Dividends paid per common share	0.4290000	0.4299375	0.4308750	0.4318125	1.7216250

2009(1)
Total revenue	$81,906	$80,776	$81,276	$81,286	$325,245
Depreciation and amortization expense	22,578	22,611	22,626	22,704	90,519
Interest expense	21,410	21,367	21,374	21,377	85,528
Other expenses	8,428	7,089	6,537	6,369	28,423
Income from continuing operations	29,490	29,709	30,739	30,836	120,775
Income from discontinued operations	594	2,851	2,413	4,495	10,352
Net income	30,084	32,560	33,152	35,331	131,127
Net income available to common stockholders	24,021	26,497	27,089	29,268	106,874
Net income per common share: Basic and diluted	0.23	0.26	0.26	0.28	1.03
Dividends paid per common share	0.4252500	0.4261875	0.4271250	0.4280625	1.7066250

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

Item 9:                      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accounting matters or financial disclosure, nor have we changed accountants in the two most recent fiscal years.

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

As of and for the year ended December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Submitted on February 10, 2011 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman
Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the fourth quarter of 2010. As of December 31, 2010, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:                      Other Information

None.

PART III

Item 10:                      Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 3, 2011.

Item 11:                      Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:                      Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                      Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                      Exhibits and Financial Statement Schedules

A.           The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

a.     Reports of Independent Registered Public Accounting Firm

b.     Consolidated Balance Sheets,
December 31, 2010 and 2009

c.     Consolidated Statements of Income,
Years ended December 31, 2010, 2009 and 2008

d.     Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2010, 2009 and 2008

e.     Consolidated Statements of Cash Flows,
Years ended December 31, 2010, 2009 and 2008

f.      Notes to Consolidated Financial Statements

g.     Consolidated Quarterly Financial Data,
(unaudited) for 2010 and 2009

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

4.14	Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

4.15
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

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

10.12	Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 29, 2010 and dated March 31, 2010 and incorporated herein by reference).

10.13	Credit Agreement dated December 13, 2010 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on and dated December 13, 2010 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 10, 2011.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:       /s/THOMAS A. LEWIS                                                      Date: February 10, 2011
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/DONALD R. CAMERON                                                Date: February 10, 2011
Donald R. Cameron
Non-Executive Chairman of the Board of Directors

By:       /s/THOMAS A. LEWIS                                                      Date: February 10, 2011
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:       /s/KATHLEEN R. ALLEN, Ph.D.                                         Date: February 10, 2011
Kathleen R. Allen, Ph.D.
Director

By:       /s/PRIYA CHERIAN HUSKINS                                            Date: February 10, 2011
Priya Cherian Huskins
Director

By:       /s/MICHAEL D. MCKEE                                                     Date: February 10, 2011
Michael D. McKee
Director

By:       /s/GREGORY T. MCLAUGHLIN                                          Date: February 10, 2011
Gregory T. McLaughlin
Director

By:       /s/RONALD L. MERRIMAN                                                 Date: February 10, 2011
Ronald L. Merriman
Director

By:       /s/PAUL M. MEURER                                                         Date: February 10, 2011
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:       /s/GREGORY J. FAHEY                                                     Date: February 10, 2011
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Apparel Stores
Little Rock	AR	1,079,232	2,594,956	102,839	52,556	1,079,232	2,750,351	3,829,583	1,361,030		07/21/98	300
Mesa	AZ	619,035	867,013	6,484	43,549	619,035	917,046	1,536,081	450,768		02/11/99	300
South Lake Tahoe	CA	3,110,000	3,176,091	None	None	3,110,000	3,176,091	6,286,091	26,467		10/22/10	300
Danbury	CT	1,096,861	6,217,688	43,163	None	1,096,861	6,260,851	7,357,712	3,340,644		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	1,869,792		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	3,028,541		03/26/98	300
Deerfield Beach	FL	3,160,000	4,832,848	None	None	3,160,000	4,832,848	7,992,848	40,274		10/22/10	300
Staten Island	NY	4,202,093	3,385,021	None	None	4,202,093	3,385,021	7,587,114	1,731,691		03/26/98	300
Dallas	TX	1,210,000	2,675,265	None	None	1,210,000	2,675,265	3,885,265	22,294		10/22/10	300
The Colony	TX	2,580,000	2,214,133	None	None	2,580,000	2,214,133	4,794,133	18,451		10/22/10	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	573,270	07/10/07	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	434,767	02/02/06	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	569,777	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	456,448	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	526,779	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	565,231	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	544,597	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	220,265	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	466,860	07/01/04	10/31/03	300
Olive Branch	MS	350,000	240,216	None	None	350,000	240,216	590,216	9	In progress	11/02/10	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	276,063		05/25/06	300
Durham	NC	680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	244,794		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	250,279	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	474,065	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	4,157	211	108,000	523,109	631,109	248,569	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	10,819	211	254,465	513,380	767,845	254,289		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	286,576	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	None	231,000	513,057	744,057	472,243		11/09/87	300
Phoenix	AZ	222,950	495,178	None	102	222,950	495,280	718,230	417,500		11/02/89	300
Tucson	AZ	194,250	431,434	None	None	194,250	431,434	625,684	398,632		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	345,966		05/20/88	300
Sacramento	CA	210,000	466,419	None	127	210,000	466,546	676,546	429,415		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	452,625		12/30/87	300
Denver	CO	141,400	314,056	None	146	141,400	314,202	455,602	289,213		11/18/87	300
Denver	CO	315,000	699,623	None	128	315,000	699,751	1,014,751	629,380		05/16/88	300
Littleton	CO	252,925	561,758	None	312	252,925	562,070	814,995	511,382		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	234,064		08/07/98	300
Deerfield Beach	FL	475,000	871,738	2,420	31,798	475,000	905,956	1,380,956	416,958		01/29/99	300
Atlanta	GA	652,551	763,360	None	45,476	652,551	808,836	1,461,387	372,859		12/18/98	300
Council Bluffs	IA	194,355	431,668	None	None	194,355	431,668	626,023	388,283		05/19/88	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	286,237		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	241,536		09/14/87	300
Peoria	IL	193,868	387,737	19,808	None	193,868	407,545	601,413	223,225		11/26/96	300
Brazil	IN	183,952	453,831	8,942	173	183,952	462,946	646,898	215,541		03/31/99	300
Muncie	IN	148,901	645,660	147,678	28,795	148,901	822,133	971,034	412,418		11/26/96	300
Princeton	IN	134,209	560,113	None	211	134,209	560,324	694,533	264,276		03/31/99	300
Vincennes	IN	185,312	489,779	None	173	185,312	489,952	675,264	231,115		03/31/99	300
Kansas City	KS	222,000	455,881	18,738	146	222,000	474,765	696,765	416,247		05/16/88	300
Alma	MI	155,000	600,282	None	122	155,000	600,404	755,404	279,107	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	78,937	209	265,000	654,077	919,077	296,450	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	265,026		12/30/98	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	242,026		07/27/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Horn Lake	MS	142,702	514,779	None	211	142,702	514,990	657,692	258,406		06/30/98	300
Richland	MS	243,565	558,645	None	211	243,565	558,856	802,421	246,910		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	334,708		10/30/87	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	391,569		05/26/88	300
Omaha	NE	199,100	412,042	None	None	199,100	412,042	611,142	370,338		05/27/88	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	427,600		02/26/88	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	443,065		10/29/87	300
Canton	OH	396,560	597,553	None	25,682	396,560	623,235	1,019,795	298,352		08/14/98	300
Hamilton	OH	183,000	515,727	2,941	122	183,000	518,790	701,790	242,819	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	450	156	147,043	481,823	628,866	236,867		06/30/98	300
Albany	OR	152,250	338,153	None	215	152,250	338,368	490,618	315,019		08/24/87	300
Beaverton	OR	210,000	466,419	None	215	210,000	466,634	676,634	434,438		08/26/87	300
Portland	OR	190,750	423,664	None	215	190,750	423,879	614,629	394,632		08/12/87	300
Portland	OR	147,000	326,493	None	215	147,000	326,708	473,708	304,163		08/26/87	300
Salem	OR	136,500	303,170	None	215	136,500	303,385	439,885	282,448		08/20/87	300
Butler	PA	339,929	633,078	20,558	230	339,929	653,866	993,795	321,718		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	297,659		06/30/98	300
Enola	PA	220,228	546,026	4,699	None	220,228	550,725	770,953	264,848		11/10/98	300
Hanover	PA	132,500	719,511	None	232	132,500	719,743	852,243	327,641	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	305,158		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	173,304		09/30/98	300
Lancaster	PA	199,899	774,838	24,235	None	199,899	799,073	998,972	391,097		08/14/98	300
New Castle	PA	180,009	525,774	12,134	230	180,009	538,138	718,147	268,768		06/30/98	300
Reading	PA	379,000	658,722	10,100	232	379,000	669,054	1,048,054	310,757	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	211	273,120	431,927	705,047	199,402		06/30/99	300
Bellevue	WA	185,500	411,997	None	117	185,500	412,114	597,614	383,683		08/06/87	300
Bellingham	WA	168,000	373,133	None	117	168,000	373,250	541,250	347,499		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	334,979		05/23/88	300
Kenmore	WA	199,500	443,098	None	117	199,500	443,215	642,715	412,639		08/20/87	300
Kent	WA	199,500	443,091	None	117	199,500	443,208	642,708	412,633		08/06/87	300
Lakewood	WA	191,800	425,996	None	117	191,800	426,113	617,913	396,717		08/18/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	286,602		08/12/87	300
Renton	WA	185,500	412,003	None	117	185,500	412,120	597,620	382,232		09/15/87	300
Seattle	WA	162,400	360,697	None	117	162,400	360,814	523,214	335,922		08/20/87	300
Silverdale	WA	183,808	419,777	None	117	183,808	419,894	603,702	389,442		09/16/87	300
Tacoma	WA	196,000	435,324	None	117	196,000	435,441	631,441	402,326		10/15/87	300
Vancouver	WA	180,250	400,343	None	215	180,250	400,558	580,808	372,919		08/20/87	300
Walla Walla	WA	170,100	377,793	3,790	6,604	170,100	388,187	558,287	355,848		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	306,872		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	206,240	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	163,896		05/14/02	300
Phoenix	AZ	189,341	546,984	None	110	189,341	547,094	736,435	188,772		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	96,537		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	119,198		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	151,098		05/14/02	300
Tucson	AZ	287,369	533,684	None	None	287,369	533,684	821,053	16,900		03/25/10	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	71,388		05/14/02	300
Chula Vista	CA	313,293	409,654	None	None	313,293	409,654	722,947	239,647	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	398,103		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	112,333		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	91,599		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	54,810		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	68,390		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	55,547		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	98,299		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Aurora	CO	231,314	430,495	None	115	231,314	430,610	661,924	56,693		09/04/07	300
Broomfield	CO	154,930	503,626	None	115	154,930	503,741	658,671	289,597	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	148	79,717	369,735	449,452	369,679		10/08/85	300
Denver	CO	239,024	444,785	None	115	239,024	444,900	683,924	58,575		09/04/07	300
Lakewood	CO	70,422	132,296	None	None	70,422	132,296	202,718	17,419		09/04/07	300
Longmont	CO	87,385	163,169	None	115	87,385	163,284	250,669	21,495		09/04/07	300
Thornton	CO	276,084	415,464	None	115	276,084	415,579	691,663	231,821	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	161	248,540	482,621	731,161	275,814		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	364,382		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	102,677		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	420	76,585	362,466	439,051	357,312		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	79	65,987	306,010	371,997	305,092		02/19/86	300
Miami Gardens	FL	163,239	262,726	None	None	163,239	262,726	425,965	89,765		06/27/02	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	47,956		05/14/02	300
Seminole	FL	68,000	315,266	None	None	68,000	315,266	383,266	315,266		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	371,047		02/14/86	300
Tampa	FL	70,000	324,538	None	37	70,000	324,575	394,575	324,575		12/27/85	300
Tampa	FL	67,000	310,629	None	None	67,000	310,629	377,629	310,629		12/27/85	300
Tampa	FL	86,502	401,041	None	96	86,502	401,137	487,639	394,298		07/23/86	300
Atlanta	GA	55,840	258,889	None	452	55,840	259,341	315,181	259,091		11/27/85	300
Atlanta	GA	309,474	574,737	None	None	309,474	574,737	884,211	18,200		03/25/10	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	44,682		05/14/02	300
Duluth	GA	222,275	316,925	None	None	222,275	316,925	539,200	164,709	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	37,967		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	48,100		05/14/02	300
Marietta	GA	60,900	293,461	67,871	446	60,900	361,778	422,678	303,925		12/26/85	300
Marietta	GA	69,561	346,024	None	386	69,561	346,410	415,971	341,394		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	52,380		05/14/02	300
Norcross	GA	503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	164,277		11/22/06	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	270,961		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	261,733		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	45,581		05/14/02	300
Tucker	GA	78,646	364,625	None	9,589	78,646	374,214	452,860	367,060		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	74,512		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	88,074		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	81,620		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	63,758		05/14/02	300
Anderson	IN	232,170	385,661	None	163	232,170	385,824	617,994	201,323		12/19/97	300
Indianapolis	IN	231,384	428,307	None	116	231,384	428,423	659,807	244,858		09/27/96	300
Michigan City	IN	392,638	297,650	(3,065)	None	389,573	297,650	687,223	102,688		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	78,698		05/14/02	300
Olathe	KS	217,995	367,055	None	16,870	217,995	383,925	601,920	200,052	04/22/97	11/11/96	300
Topeka	KS	32,022	60,368	None	None	32,022	60,368	92,390	7,948		09/04/07	300
Louisville	KY	56,054	259,881	None	None	56,054	259,881	315,935	259,881		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	153,605		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	253,363		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	117,484		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	96,138		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	99,804		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	99,827		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	156,662		06/27/02	300
Lenox	MA	287,769	535,273	None	232	287,769	535,505	823,274	252,564		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	159,370		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	121,148		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	135,950		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	77,082		06/27/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bethesda	MD	282,717	525,928	None	None	282,717	525,928	808,645	69,247		09/04/07	300
Capital Heights	MD	547,173	219,979	(12,319)	None	534,854	219,979	754,833	75,889		05/14/02	300
Clinton	MD	70,880	328,620	11,440	None	70,880	340,060	410,940	331,194		11/15/85	300
Lexington Park	MD	111,396	335,288	(7,600)	None	103,796	335,288	439,084	115,671		05/14/02	300
Kalamazoo	MI	391,745	296,975	(2,196)	None	389,549	296,975	686,524	102,455		05/14/02	300
Portage	MI	402,409	286,441	(2,112)	None	400,297	286,441	686,738	98,820		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	121,012		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	68,757		05/14/02	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	88,364		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	130,954		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	83,683		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	139,475		05/27/03	300
Concord	NC	237,688	357,976	None	None	237,688	357,976	595,664	178,476		11/05/97	300
Durham	NC	55,074	255,336	None	878	55,074	256,214	311,288	255,407		11/13/85	300
Durham	NC	354,676	361,203	3,400	173	354,676	364,776	719,452	195,446	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	205	224,326	257,938	482,264	134,577		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	84,381		05/14/02	300
Matthews	NC	295,580	338,472	10,000	13,703	295,580	362,175	657,755	174,537	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	205	254,460	355,835	610,295	189,179	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/85	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	139,245		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	51,952		05/14/02	300
Fargo	ND	53,973	100,262	None	None	53,973	100,262	154,235	13,201		09/04/07	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	109,348		05/14/02	300
Scotts Bluff	NE	33,307	63,355	None	None	33,307	63,355	96,662	8,342		09/04/07	300
Cherry Hill	NJ	463,808	862,240	None	None	463,808	862,240	1,326,048	113,528		09/04/07	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	82,373		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	106,764		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	100,583		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	102,864		05/14/02	300
Pleasantville	NJ	77,105	144,693	None	None	77,105	144,693	221,798	19,051		09/04/07	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	134,604		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	99,604		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	110,494		05/14/02	300
Albuquerque	NM	231,553	430,026	None	None	231,553	430,026	661,579	13,618		03/25/10	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	123,888		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	127,568		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	194,135		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	105,675		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	149,710		03/31/99	300
Bethpage	NY	334,120	621,391	None	None	334,120	621,391	955,511	81,816		09/04/07	300
Commack	NY	400,427	744,533	None	None	400,427	744,533	1,144,960	98,030		09/04/07	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	159,411		03/31/99	300
East Amherst	NY	260,708	484,788	None	156	260,708	484,944	745,652	228,689		03/31/99	300
East Syracuse	NY	250,609	466,264	None	156	250,609	466,420	717,029	219,949		03/31/99	300
Freeport	NY	134,828	251,894	None	None	134,828	251,894	386,722	33,166		09/04/07	300
Johnson City	NY	242,863	451,877	None	156	242,863	452,033	694,896	213,163		03/31/99	300
Queens Village	NY	242,775	451,749	None	None	242,775	451,749	694,524	59,480		09/04/07	300
Riverhead	NY	143,929	268,795	None	None	143,929	268,795	412,724	35,391		09/04/07	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	141,601		03/31/99	300
West Amherst	NY	268,692	499,619	None	156	268,692	499,775	768,467	235,684		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	244,706		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	63,200		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	271,716	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	263,827	12/19/02	08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	243,159	07/24/96	06/28/96	300
Cincinnati	OH	293,005	201,340	None	None	293,005	201,340	494,345	106,975		09/17/97	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	111,780		11/03/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	61,573		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	40,501		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	66,903		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	72,553		12/20/04	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	73,977		06/27/02	300
Columbus	OH	71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/02/85	300
Columbus	OH	75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/85	300
Columbus	OH	245,036	470,468	None	122	245,036	470,590	715,626	283,117		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	117,898		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	167,180		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	68,575		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	65,474		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	70,148		09/17/04	300
Columbus	OH	214,737	85,425	24,485	5	214,737	109,915	324,652	23,882		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	68,302		09/17/04	300
Dayton	OH	70,000	324,538	None	286	70,000	324,824	394,824	324,755		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	130,553		05/27/03	300
Eastlake	OH	321,347	459,774	None	209	321,347	459,983	781,330	276,692		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	124,896		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	67,987		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	207,108		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	223,856	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	250,904	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	28,711		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	66,498		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	123,638		05/27/03	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	77,473		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	143,507		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	195,812		12/30/97	300
Northwood	OH	65,978	263,912	36,827	362	65,978	301,101	367,079	268,996		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	190,929		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	95,931		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	125,172		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	44,334		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	137,843		05/27/03	300
Sandusky	OH	264,708	404,011	None	230	264,708	404,241	668,949	210,897		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	67,953		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	288,309		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	70,521		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	34,258		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	104,479		09/17/04	300
Toledo	OH	91,655	366,621	36,699	369	91,655	403,689	495,344	371,690		09/12/86	180
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	57,938		09/17/04	300
Toledo	OH	250,000	175,217	None	25	250,000	175,242	425,242	44,107		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	70,521		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	133,438		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	228,417	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	75,540		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	165,189	08/06/98	08/08/97	300
Oklahoma City	OK	143,655	295,422	None	None	143,655	295,422	439,077	150,188	03/06/98	07/29/97	300
Tulsa	OK	133,648	249,702	None	None	133,648	249,702	383,350	32,877		09/04/07	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	114,163		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	87,578		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	172,817		12/19/97	300
Bethlehem	PA	275,328	389,067	None	457	275,328	389,524	664,852	203,302		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	161,987		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	94,412		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	94,412		09/17/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Harrisburg	PA	131,529	220,317	(2,515)	None	129,014	220,317	349,331	76,006		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	62,954		09/17/04	300
Philadelphia	PA	858,500	877,744	None	1,701	858,500	879,445	1,737,945	597,215	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	224,243	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	116,413		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	75,537		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	102,277		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	104,898		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	76,436		09/17/04	300
Warminster	PA	323,847	216,999	(3,929)	None	319,918	216,999	536,917	74,861		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	60,595		09/17/04	300
York	PA	249,436	347,424	None	232	249,436	347,656	597,092	181,345		12/30/97	300
Charleston	SC	217,250	294,079	None	None	217,250	294,079	511,329	157,283	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	6,970	267,622	305,564	573,186	158,641	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,379	221,946	323,542	545,488	174,739	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	302	241,534	342,484	584,018	160,618		09/24/98	300
North Charleston	SC	174,980	341,466	5,875	5,260	174,980	352,601	527,581	172,665	08/06/98	03/12/98	300
Sioux Falls	SD	48,833	91,572	None	None	48,833	91,572	140,405	12,057		09/04/07	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	262,128	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	104,126		01/21/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	340,435	10/15/01	05/09/01	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	59,578		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	104,117		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	74,889		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	66,786		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	74,071		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	74,355		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	120,872		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	34,023		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	68,683		05/14/02	300
Dallas	TX	234,604	325,951	None	171	234,604	326,122	560,726	187,426	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	38,624		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	195,284	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	112,348		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	88,448		05/14/02	300
Lewisville	TX	199,942	324,736	None	149	199,942	324,885	524,827	186,726	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	70,959		06/27/02	300
Mansfield	TX	420,000	780,000	None	None	420,000	780,000	1,200,000	24,700		03/25/10	300
San Antonio	TX	198,828	437,422	7,385	23,232	198,828	468,039	666,867	279,379		09/15/95	300
Waco	TX	232,105	431,053	None	None	232,105	431,053	663,158	13,650		03/25/10	300
Wylie	TX	252,000	468,000	None	None	252,000	468,000	720,000	14,820		03/25/10	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	243,033	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	203	349,628	322,748	672,376	168,460		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	83,201		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	210,398	03/19/97	07/24/96	300
Tacoma	WA	109,127	202,691	None	None	109,127	202,691	311,818	26,688		09/04/07	300
Milwaukee	WI	173,005	499,244	None	370	173,005	499,614	672,619	300,468		12/22/95	300
Milwaukee	WI	152,509	475,480	None	197	152,509	475,677	628,186	271,829		09/27/96	300
New Berlin	WI	188,491	466,268	None	375	188,491	466,643	655,134	280,628		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	39,386		05/14/02	300

Automotive Tire Services
Athens	AL	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	233,222		11/22/06	300
Auburn	AL	660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	202,810		11/22/06	300
Birmingham	AL	635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	195,021		11/22/06	300
Daphne	AL	876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	268,976		11/22/06	300
Decatur	AL	635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	195,118		11/22/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Dothan	AL	455,651	565,343	None	None	455,651	565,343	1,020,994	48,614	10/17/08	06/10/08	300
Foley	AL	870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	267,035		11/22/06	300
Gardendale	AL	610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	186,775		11/22/06	300
Hoover	AL	504,396	938,299	None	None	504,396	938,299	1,442,695	154,815		11/22/06	300
Hoover	AL	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	190,322		11/22/06	300
Huntsville	AL	499,843	929,863	None	500	499,843	930,363	1,430,206	153,598		11/22/06	300
Huntsville	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	194,943		11/22/06	300
Madison	AL	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	194,948		11/22/06	300
Mobile	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	194,943		11/22/06	300
Mobile	AL	525,750	977,810	None	None	525,750	977,810	1,503,560	161,335		11/22/06	300
Montgomery	AL	544,181	654,046	None	500	544,181	654,546	1,198,727	67,312		01/24/08	300
Orange Beach	AL	630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	193,557		11/22/06	300
Pelham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	194,846		11/22/06	300
Phenix City	AL	630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	193,555		11/22/06	300
Tucson	AZ	178,297	396,004	None	None	178,297	396,004	574,301	329,270		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	377,130	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	409,407		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	444,598	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	517,445		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	313,549		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	425,767	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	430,681	01/12/01	01/18/00	300
Destin	FL	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	317,223		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	195,041		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	195,041		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	317,511	06/04/98	12/31/97	300
Milton	FL	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	194,885		11/22/06	300
Niceville	FL	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	282,413		11/22/06	300
Orlando	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	195,048		11/22/06	300
Orlando	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	193,380		11/22/06	300
Oviedo	FL	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	298,115		11/22/06	300
Pace	FL	630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	193,550		11/22/06	300
Panama City	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	195,048		11/22/06	300
Pensacola	FL	308,067	573,708	17,850	143	308,067	591,701	899,768	97,855		11/22/06	300
Pensacola	FL	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	194,871		11/22/06	300
Pensacola	FL	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	180,528		11/22/06	300
Sanford	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	193,380		11/22/06	300
St. Cloud	FL	525,207	976,968	None	None	525,207	976,968	1,502,175	161,196		11/22/06	300
Tallahassee	FL	419,902	781,405	None	None	419,902	781,405	1,201,307	128,928		11/22/06	300
Tallahassee	FL	611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	187,939		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	232,241	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	307,933		11/22/06	300
Alpharetta	GA	630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	193,530		11/22/06	300
Columbus	GA	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	193,374		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	410,822	03/28/02	11/13/01	300
Conyers	GA	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	194,865		11/22/06	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	338,175		11/29/03	300
Hiram	GA	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	194,864		11/22/06	300
Kennesaw	GA	519,903	967,180	None	None	519,903	967,180	1,487,083	159,581		11/22/06	300
Lawrenceville	GA	635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	195,059		11/22/06	300
Marietta	GA	500,293	930,657	None	None	500,293	930,657	1,430,950	153,554		11/22/06	300
McDonough	GA	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	195,041		11/22/06	300
Peachtree City	GA	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	191,862		11/22/06	300
Roswell	GA	515,617	959,138	None	None	515,617	959,138	1,474,755	158,254		11/22/06	300
Sandy Springs	GA	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	179,886		11/22/06	300
Stockbridge	GA	632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	194,125		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	271,853		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	239,600		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lombard	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	227,466		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	194,453		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	351,184		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	278,062		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	281,185		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	583,410		11/29/03	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	305,378		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	381,871		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	179,626		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	398,368		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	358,531		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	413,491		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	389,012		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	371,624		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	428,041		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	226,244		11/29/03	300
Eagan	MN	902,443	845,536	None	None	902,443	845,536	1,747,979	418,566	06/19/98	02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	204,585		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	349,620	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	381,847		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	96,373		11/29/03	300
Clemmons	NC	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	137,520		11/09/07	300
Jamestown	NC	650,000	857,823	None	None	650,000	857,823	1,507,823	107,228		11/09/07	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	259,076		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	366,315	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	382,647		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	365,829		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	316,648		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	328,049		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	269,250		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	128,379		11/29/03	300
Cambridge	OH	103,368	192,760	None	None	103,368	192,760	296,128	54,933		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	178,676		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	308,323		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	204,461		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	347,663	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	356,389	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	315,089		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	228,370		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	241,498		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	383,245		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	177,500		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	203,867		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	206,268		11/29/03	300
Columbia	SC	343,785	295,001	183,130	None	343,785	478,131	821,916	278,733	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	246,578	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	318,484		11/29/03	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	317,559		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	341,113		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	376,279		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	312,946		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	301,866		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	282,065		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	301,068		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	209,854		11/29/03	300
Dallas	TX	191,267	424,811	None	15,282	191,267	440,093	631,360	368,465		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	288,126		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	448,552		01/19/90	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	248,570		01/17/90	300
Houston	TX	151,018	335,417	None	None	151,018	335,417	486,435	278,893		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	207,761		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	545,586		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	327,903		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	340,285		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	462,217		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	324,364		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	329,129		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	280,733		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	313,314		11/29/03	300
N. Richland Hills	TX	509,861	947,707	None	95	509,861	947,802	1,457,663	270,093		11/29/03	300
Pasadena	TX	107,391	238,519	None	None	107,391	238,519	345,910	198,324		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	346,682		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	261,904		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	294,075		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	450,940		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	364,502		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	374,313		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	212,994		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	317,931		11/29/03	300
Bountiful	UT	183,750	408,115	None	111	183,750	408,226	591,976	339,375		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	287,513		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	313,928		11/29/03	300
Chesapeake	VA	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	139,042		11/09/07	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	181,635		11/29/03	300
Virginia Beach	VA	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	128,298		11/09/07	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	410,341		11/29/03	300
Tacoma	WA	187,111	415,579	None	None	187,111	415,579	602,690	345,546		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	386,427	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	348,349	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	396,572	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	416,319	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	79	998,250	3,696,786	4,695,036	2,039,292		03/11/97	300

Business Services
Midland	TX	45,500	101,058	None	295	45,500	101,353	146,853	93,585		10/27/87	300

Child Care
Birmingham	AL	63,800	295,791	None	None	63,800	295,791	359,591	295,791		10/31/84	300
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	521,372	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	171	291,720	648,094	939,814	594,173		12/11/87	300
Chandler	AZ	271,695	603,446	None	20	271,695	603,466	875,161	553,330		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	463,272	07/26/99	01/13/99	300
Phoenix	AZ	115,000	285,172	39,971	22,386	115,000	347,529	462,529	312,325		02/08/84	180
Phoenix	AZ	318,500	707,397	10,725	252	318,500	718,374	1,036,874	626,726		09/29/88	300
Phoenix	AZ	260,719	516,181	None	32,234	260,719	548,415	809,134	416,849		12/26/90	300
Scottsdale	AZ	291,993	648,529	None	171	291,993	648,700	940,693	594,735		12/14/87	300
Scottsdale	AZ	264,504	587,471	None	179	264,504	587,650	852,154	478,729		06/29/90	300
Tempe	AZ	292,200	648,989	None	16,613	292,200	665,602	957,802	589,612		03/10/88	300
Tucson	AZ	304,500	676,303	None	168	304,500	676,471	980,971	599,091		09/28/88	300
Tucson	AZ	283,500	546,878	None	243	283,500	547,121	830,621	484,442		09/29/88	300
Calabasas	CA	156,430	725,248	100,838	58,993	156,430	885,079	1,041,509	766,549		09/26/85	300
Carmichael	CA	131,035	607,507	5,528	25,269	131,035	638,304	769,339	603,269		08/22/86	300
Chino	CA	155,000	634,071	None	22	155,000	634,093	789,093	634,078		10/06/83	180

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Chula Vista	CA	350,563	778,614	None	21,743	350,563	800,357	1,150,920	720,438		10/30/87	300
Corona	CA	144,856	671,584	None	72	144,856	671,656	816,512	671,589		12/19/84	300
El Cajon	CA	157,804	731,621	None	107	157,804	731,728	889,532	731,715		12/19/85	300
Escondido	CA	276,286	613,638	5,000	44,389	276,286	663,027	939,313	576,596		12/31/87	300
Folsom	CA	281,563	625,363	None	46	281,563	625,409	906,972	577,982		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	None	353,891	756,867	1,110,758	555,313		06/24/93	300
Oceanside	CA	145,568	674,889	11,000	None	145,568	685,889	831,457	680,345		12/23/85	300
Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	498,575		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	544,378		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	49,000	80	471,733	1,096,819	1,568,552	966,475		12/30/87	300
Roseville	CA	297,343	660,411	27,496	None	297,343	687,907	985,250	625,255		10/21/87	300
Sacramento	CA	290,734	645,732	None	127	290,734	645,859	936,593	596,736		10/05/87	300
Santee	CA	248,418	551,748	None	None	248,418	551,748	800,166	515,653		07/23/87	300
Simi Valley	CA	208,585	967,055	22,800	75,597	208,585	1,065,452	1,274,037	1,043,430		12/20/85	300
Valencia	CA	301,295	669,185	67,995	46	301,295	737,226	1,038,521	613,008		06/23/88	300
Walnut	CA	217,365	1,007,753	1,200	51,271	217,365	1,060,224	1,277,589	999,557		08/22/86	300
Aurora	CO	287,000	637,440	None	196	287,000	637,636	924,636	584,566		12/31/87	300
Broomfield	CO	107,000	403,080	16,438	356	107,000	419,874	526,874	412,325		01/12/83	180
Broomfield	CO	155,306	344,941	25,000	128	155,306	370,069	525,375	327,134		03/15/88	300
Colorado Springs	CO	58,400	271,217	25,000	128	58,400	296,345	354,745	282,981		12/22/82	180
Colorado Springs	CO	115,542	535,700	None	146	115,542	535,846	651,388	519,163		12/04/86	300
Fort Collins	CO	55,200	256,356	None	None	55,200	256,356	311,556	256,356		12/22/82	180
Fort Collins	CO	137,734	638,593	25,135	22,196	137,734	685,924	823,658	652,194		03/25/86	300
Greeley	CO	58,400	270,755	25,000	196	58,400	295,951	354,351	284,963		11/21/84	300
Greenwood Village	CO	131,216	608,372	6,862	21,238	131,216	636,472	767,688	594,497		12/05/86	300
Littleton	CO	161,617	358,956	None	146	161,617	359,102	520,719	329,281		12/10/87	300
Longmont	CO	115,592	535,931	None	146	115,592	536,077	651,669	533,091		03/25/86	300
Louisville	CO	58,089	269,313	None	274	58,089	269,587	327,676	269,527		06/22/84	300
Parker	CO	153,551	341,042	None	274	153,551	341,316	494,867	315,414		10/19/87	300
Westminster	CO	306,387	695,737	None	422	306,387	696,159	1,002,546	602,231		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	79	160,060	380,580	540,640	334,940		05/05/88	300
Clearwater	FL	42,223	269,380	None	79	42,223	269,459	311,682	269,389		12/22/81	180
Jacksonville	FL	48,000	243,060	None	420	48,000	243,480	291,480	243,111		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	189	184,800	433,508	618,308	368,068		03/30/89	300
Margate	FL	66,686	309,183	None	424	66,686	309,607	376,293	299,720		12/16/86	300
Melbourne	FL	256,439	549,345	None	79	256,439	549,424	805,863	403,583		04/16/93	300
Niceville	FL	73,696	341,688	None	420	73,696	342,108	415,804	331,101		12/03/86	300
Orlando	FL	68,001	313,922	None	373	68,001	314,295	382,296	314,190		09/04/85	300
Orlando	FL	159,177	353,538	None	184	159,177	353,722	512,899	330,582		07/02/87	300
Orlando	FL	190,050	422,107	5,707	189	190,050	428,003	618,053	362,409		03/30/89	300
Oviedo	FL	166,409	369,598	None	184	166,409	369,782	536,191	340,369		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,400	69,500	261,214	330,714	254,945		06/15/82	180
Pensacola	FL	147,000	326,492	20,000	240	147,000	346,732	493,732	285,844		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	None	194,193	456,309	650,502	388,067		11/15/88	300
Spring Hill	FL	146,939	326,356	6,789	79	146,939	333,224	480,163	301,322		11/24/87	300
St. Augustine	FL	44,800	213,040	23,090	189	44,800	236,319	281,119	218,153		12/22/81	180
Sunrise	FL	245,000	533,280	92,266	28,462	245,000	654,008	899,008	490,070		05/25/89	300
Tampa	FL	53,385	199,846	None	None	53,385	199,846	253,231	199,846		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	466,320	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	54,999	395	119,678	330,808	450,486	242,923		11/16/88	300
Lawrenceville	GA	141,449	314,161	31,266	180	141,449	345,607	487,056	283,825		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	147	187,444	363,505	550,949	306,003		12/28/89	300
Lithonia	GA	239,715	524,459	24,410	25,899	239,715	574,768	814,483	438,964		08/20/91	300
Marietta	GA	148,620	330,090	25,000	205	148,620	355,295	503,915	306,248		09/16/88	300
Marietta	GA	292,250	649,095	None	655	292,250	649,750	942,000	568,415		12/02/88	300
Marietta	GA	295,750	596,299	None	17,678	295,750	613,977	909,727	525,793		12/30/88	300
Marietta	GA	301,000	668,529	36,480	22,986	301,000	727,995	1,028,995	592,022		12/30/88	300
Smyrna	GA	274,750	610,229	None	415	274,750	610,644	885,394	536,441		11/15/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Stockbridge	GA	168,700	374,688	24,894	415	168,700	399,997	568,697	336,844		03/28/89	300
Stone Mountain	GA	65,000	0	None	None	65,000	-	65,000	0		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	327,063		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	314,249		09/24/92	300
Addison	IL	125,780	583,146	None	285	125,780	583,431	709,211	580,059		03/25/86	300
Algonquin	IL	241,500	509,629	None	20,426	241,500	530,055	771,555	431,967		07/10/90	300
Aurora	IL	165,679	398,738	27,450	21,087	165,679	447,275	612,954	367,256		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	556,558	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	285	120,824	560,451	681,275	557,207		03/25/86	300
Carol Stream	IL	122,831	586,416	None	285	122,831	586,701	709,532	583,312		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	560,524	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	285	126,860	588,460	715,320	585,061		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	621,746		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	612,090		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	501,894	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	151	189,477	442,169	631,646	408,553		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	543,622	10/06/99	05/19/99	300
O'Fallon	IL	141,250	313,722	None	None	141,250	313,722	454,972	289,868		10/30/87	300
Oswego	IL	380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	522,729	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	285	121,911	565,517	687,428	562,246		03/25/86	300
Roselle	IL	297,541	561,037	None	172	297,541	561,209	858,750	491,202		12/30/88	300
Schaumburg	IL	218,798	485,955	20,461	None	218,798	506,416	725,214	451,109		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	285	132,523	614,715	747,238	611,170		03/25/86	300
Westmont	IL	124,742	578,330	None	323	124,742	578,653	703,395	575,334		03/25/86	300
Carmel	IN	217,565	430,742	None	432	217,565	431,174	648,739	342,785		12/27/90	300
Fishers	IN	60,000	278,175	None	None	60,000	278,175	338,175	278,175		04/30/85	300
Fishers	IN	212,118	419,958	None	595	212,118	420,553	632,671	334,344		12/27/90	300
Highland	IN	220,460	436,476	None	314	220,460	436,790	657,250	347,129		12/26/90	300
Indianapolis	IN	245,000	544,153	None	365	245,000	544,518	789,518	443,659		06/29/90	300
Lenexa	KS	318,500	707,399	14,200	167	318,500	721,766	1,040,266	619,860		03/31/89	300
Olathe	KS	304,500	676,308	66,918	9,147	304,500	752,373	1,056,873	618,077		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	503,722	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	356	315,000	699,985	1,014,985	617,386		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	444,581	12/29/98	08/24/98	300
Wichita	KS	108,569	352,287	8,286	72	108,569	360,645	469,214	16,350		12/16/86	300
Wichita	KS	209,890	415,549	26,399	16,270	209,890	458,218	668,108	349,741		12/26/90	300
Lexington	KY	210,427	420,883	None	187	210,427	421,070	631,497	330,650		08/20/91	300
Acton	MA	315,533	700,813	None	278	315,533	701,091	1,016,624	620,842		09/30/88	300
Marlborough	MA	352,765	776,488	None	286	352,765	776,774	1,129,539	682,544		11/04/88	300
Westborough	MA	359,412	773,877	None	469	359,412	774,346	1,133,758	680,213		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	563,661		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	506,859		07/06/98	300
Olney	MD	342,500	760,701	4,400	41,605	342,500	806,706	1,149,206	706,987		12/18/87	300
Waldorf	MD	130,430	604,702	None	514	130,430	605,216	735,646	605,087		09/26/84	300
Waldorf	MD	237,207	526,844	None	None	237,207	526,844	764,051	483,082		12/31/87	300
Canton	MI	55,000	378,848	2,913	10,977	55,000	392,738	447,738	381,293		10/06/82	180
Apple Valley	MN	113,523	526,319	None	348	113,523	526,667	640,190	523,548		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	348	118,111	547,935	666,046	544,698		03/26/86	300
Eagan	MN	112,127	519,845	None	1,012	112,127	520,857	632,984	517,350		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	348	124,286	576,591	700,877	573,194		03/27/86	300
Maple Grove	MN	313,250	660,149	None	278	313,250	660,427	973,677	537,288		07/11/90	300
Plymouth	MN	134,221	622,350	None	197	134,221	622,547	756,768	602,987		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	278	242,165	538,134	780,299	434,872		08/30/90	300
Florissant	MO	318,500	707,399	78,556	319	318,500	786,274	1,104,774	614,910		03/30/89	300
Florrisant	MO	181,300	402,672	34,635	12,499	181,300	449,806	631,106	353,932		03/29/89	300
Gladstone	MO	294,000	652,987	None	302	294,000	653,289	947,289	578,426		09/29/88	300
Lee's Summit	MO	239,627	532,220	None	179	239,627	532,399	772,026	449,476		09/27/89	300
Lee's Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	448,890	07/26/99	06/17/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lee's Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	421,196	09/08/99	06/30/99	300
Liberty	MO	65,400	303,211	25,000	123	65,400	328,334	393,734	316,717		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	437,989	09/28/99	08/21/98	300
Jackson	MS	248,483	572,522	17,627	17,780	248,483	607,929	856,412	256,268		11/16/99	300
Pearl	MS	121,801	270,524	18,837	None	121,801	289,361	411,162	246,564		11/15/88	300
Cary	NC	75,200	262,973	15,000	187	75,200	278,160	353,360	265,210		01/25/84	180
Charlotte	NC	134,582	268,222	24,478	139	134,582	292,839	427,421	248,285		11/16/88	300
Concord	NC	32,441	190,859	None	326	32,441	191,185	223,626	190,995		12/23/81	180
Durham	NC	175,700	390,234	26,312	187	175,700	416,733	592,433	352,857		03/29/89	300
Durham	NC	220,728	429,380	None	176	220,728	429,556	650,284	361,722		12/29/89	300
Kernersville	NC	162,216	316,300	None	223	162,216	316,523	478,739	266,661		12/14/89	300
Bellevue	NE	60,568	280,819	None	345	60,568	281,164	341,732	272,245		12/16/86	300
Omaha	NE	60,500	280,491	None	179	60,500	280,670	341,170	280,572		08/01/84	300
Omaha	NE	53,000	245,720	22,027	179	53,000	267,926	320,926	250,232		10/11/84	300
Omaha	NE	142,867	317,315	None	312	142,867	317,627	460,494	291,208		12/09/87	300
Londonderry	NH	335,467	745,082	None	332	335,467	745,414	1,080,881	632,214		08/18/89	300
Clementon	NJ	279,851	554,060	None	343	279,851	554,403	834,254	424,485		09/09/91	300
Las Vegas	NV	201,250	446,983	None	126	201,250	447,109	648,359	364,296		06/29/90	300
Sparks	NV	244,752	543,605	19,912	330	244,752	563,847	808,599	505,218		01/29/88	300
Beavercreek	OH	179,552	398,786	None	273	179,552	399,059	578,611	374,301		06/30/87	300
Centerville	OH	174,519	387,613	None	389	174,519	388,002	562,521	362,451		07/23/87	300
Dublin	OH	84,000	389,446	None	230	84,000	389,676	473,676	389,580		10/08/85	300
Englewood	OH	74,000	343,083	None	327	74,000	343,410	417,410	343,345		10/23/85	300
Forest Park	OH	170,778	379,305	None	151	170,778	379,456	550,234	352,060		09/28/87	300
Huber Heights	OH	245,000	544,153	None	176	245,000	544,329	789,329	438,127		09/27/90	300
Loveland	OH	206,136	457,829	23,656	82	206,136	481,567	687,703	437,998		03/20/87	300
Pickerington	OH	87,580	406,055	None	116	87,580	406,171	493,751	393,422		12/11/86	300
Westerville	OH	82,000	380,173	None	122	82,000	380,295	462,295	380,225		10/08/85	300
Westerville	OH	294,350	646,557	None	176	294,350	646,733	941,083	522,209		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	None	78,705	220,434	299,139	220,434		01/27/83	180
Midwest City	OK	67,800	314,338	None	124	67,800	314,462	382,262	314,454		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	173	50,800	214,647	265,447	214,552		06/15/82	180
Oklahoma City	OK	79,000	366,261	17,659	173	79,000	384,093	463,093	380,153		11/14/84	300
Yukon	OK	61,000	282,812	27,000	173	61,000	309,985	370,985	297,995		05/02/85	300
Beaverton	OR	135,148	626,647	None	312	135,148	626,959	762,107	607,189		12/17/86	300
Charleston	SC	125,593	278,947	None	361	125,593	279,308	404,901	251,140		05/26/88	300
Charleston	SC	140,700	312,498	25,000	223	140,700	337,721	478,421	284,332		03/28/89	300
Columbia	SC	58,160	269,643	None	139	58,160	269,782	327,942	269,750		11/14/84	300
Elgin	SC	160,831	313,600	None	223	160,831	313,823	474,654	264,386		12/14/89	300
Goose Creek	SC	61,635	192,905	None	223	61,635	193,128	254,763	193,027		12/22/81	180
Summerville	SC	44,400	174,500	None	168	44,400	174,668	219,068	174,545		12/22/81	180
Sumter	SC	56,010	268,903	None	1,351	56,010	270,254	326,264	270,160		06/18/85	300
Memphis	TN	238,263	504,897	None	248	238,263	505,145	743,408	447,396		09/29/88	300
Memphis	TN	238,000	528,608	2,734	354	238,000	531,696	769,696	468,810		09/30/88	300
Nashville	TN	274,298	609,223	None	494	274,298	609,717	884,015	527,205		03/30/89	300
Arlington	TX	82,109	380,677	12,321	149	82,109	393,147	475,256	381,045		12/13/84	300
Arlington	TX	238,000	528,604	(25,353)	605	238,000	503,856	741,856	471,306		09/26/88	300
Arlington	TX	241,500	550,559	33,725	13,427	241,500	597,711	839,211	524,009		09/22/89	300
Austin	TX	103,600	230,532	8,750	142	103,600	239,424	343,024	236,966		10/29/82	180
Austin	TX	88,872	222,684	48,416	14,887	88,872	285,987	374,859	246,579		01/12/83	180
Austin	TX	134,383	623,103	None	566	134,383	623,669	758,052	604,003		12/23/86	300
Austin	TX	236,733	640,023	36,746	11,951	236,733	688,720	925,453	517,220		09/27/88	300
Austin	TX	191,636	425,629	15,530	294	191,636	441,453	633,089	383,626		12/22/88	300
Austin	TX	217,878	483,913	29,469	None	217,878	513,382	731,260	429,665		06/22/89	300
Bedford	TX	241,500	550,559	34,949	73	241,500	585,581	827,081	487,376		09/22/89	300
Carrollton	TX	277,850	617,113	12,086	18,360	277,850	647,559	925,409	577,141		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	142	168,857	380,378	549,235	332,578		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	479,923	08/17/99	05/14/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Converse	TX	217,000	481,963	None	294	217,000	482,257	699,257	426,988		09/28/88	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	473,935	06/04/99	05/19/99	300
Denton	TX	192,777	428,121	None	290	192,777	428,411	621,188	408,089		01/07/87	300
Euless	TX	234,111	519,962	None	217	234,111	520,179	754,290	489,789		05/08/87	300
Flower Mound	TX	202,773	442,845	26,305	8,201	202,773	477,351	680,124	420,717		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	507,679	04/23/99	01/13/99	300
Fort Worth	TX	85,518	396,495	33,279	360	85,518	430,134	515,652	397,008		12/03/86	300
Fort Worth	TX	238,000	528,608	None	349	238,000	528,957	766,957	468,239		09/26/88	300
Fort Worth	TX	216,160	427,962	None	149	216,160	428,111	644,271	337,529		02/07/91	300
Garland	TX	211,050	468,749	19,199	17,516	211,050	505,464	716,514	399,789		12/12/89	300
Grand Prairie	TX	167,164	371,276	35,657	265	167,164	407,198	574,362	334,808		12/13/88	300
Houston	TX	60,000	278,175	22,168	469	60,000	300,812	360,812	280,022		05/01/85	300
Houston	TX	139,125	308,997	19,128	3,036	139,125	331,161	470,286	300,974		05/22/87	300
Houston	TX	141,296	313,824	12,442	937	141,296	327,203	468,499	298,113		07/24/87	300
Houston	TX	219,100	486,631	None	256	219,100	486,887	705,987	431,173		09/30/88	300
Houston	TX	149,109	323,314	None	14,118	149,109	337,432	486,541	293,803		06/26/89	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	433,641	01/11/99	08/14/98	300
Humble	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	467,446	07/19/99	05/14/99	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	470,247	11/30/98	08/21/98	300
Mansfield	TX	181,375	402,839	46,878	17,315	181,375	467,032	648,407	351,742		12/20/89	300
Mesquite	TX	85,000	394,079	9,855	12,885	85,000	416,819	501,819	402,689		10/24/84	300
Mesquite	TX	139,466	326,525	39,638	13,047	139,466	379,210	518,676	267,468		10/08/92	300
Pasadena	TX	60,000	278,173	17,845	230	60,000	296,248	356,248	279,889		10/23/84	300
Plano	TX	261,912	581,658	30,831	18,388	261,912	630,877	892,789	573,829		01/06/87	300
Plano	TX	250,514	556,399	19,869	472	250,514	576,740	827,254	510,232		12/10/87	300
Plano	TX	259,000	575,246	None	200	259,000	575,446	834,446	509,600		09/27/88	300
Round Rock	TX	80,525	373,347	None	19,117	80,525	392,464	472,989	364,831		12/16/86	300
Round Rock	TX	186,380	413,957	30,800	272	186,380	445,029	631,409	373,959		04/19/89	300
San Antonio	TX	130,833	606,596	None	115	130,833	606,711	737,544	603,270		03/24/86	300
San Antonio	TX	102,512	475,288	None	456	102,512	475,744	578,256	460,753		12/03/86	300
San Antonio	TX	81,530	378,007	None	266	81,530	378,273	459,803	366,321		12/11/86	300
San Antonio	TX	139,125	308,997	30,885	13,246	139,125	353,128	492,253	302,691		05/22/87	300
San Antonio	TX	181,412	402,923	None	418	181,412	403,341	584,753	376,840		07/07/87	300
San Antonio	TX	234,500	520,831	None	304	234,500	521,135	755,635	477,797		12/29/87	300
San Antonio	TX	217,000	481,967	32,529	276	217,000	514,772	731,772	431,310		10/14/88	300
San Antonio	TX	182,868	406,155	18,940	None	182,868	425,095	607,963	369,775		12/06/88	300
San Antonio	TX	220,500	447,108	None	276	220,500	447,384	667,884	387,006		03/30/89	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	458,733	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	314	136,574	269,322	405,896	225,577		02/01/90	300
Sandy	UT	168,089	373,330	None	314	168,089	373,644	541,733	309,329		02/01/90	300
Centreville	VA	371,000	824,003	None	290	371,000	824,293	1,195,293	696,230		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	None	190,050	446,675	636,725	378,730		03/28/89	300
Glen Allen	VA	74,643	346,060	None	129	74,643	346,189	420,832	346,099		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	203	171,575	406,208	577,783	346,756		12/21/88	300
Richmond	VA	71,001	327,771	None	129	71,001	327,900	398,901	327,810		09/04/85	300
Richmond	VA	269,500	598,567	None	199	269,500	598,766	868,266	517,921		03/28/89	300
Virginia Beach	VA	69,080	320,270	29,024	13,825	69,080	363,119	432,199	325,568		11/15/84	300
Woodbridge	VA	358,050	795,239	2,500	525	358,050	798,264	1,156,314	704,540		09/29/88	300
Federal Way	WA	150,785	699,101	None	117	150,785	699,218	850,003	677,269		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	523,559		11/21/88	300
Kent	WA	128,300	539,141	None	None	128,300	539,141	667,441	539,141		06/03/83	180
Kent	WA	140,763	678,809	36,500	117	140,763	715,426	856,189	662,234		12/17/86	300
Kirkland	WA	301,000	668,534	None	None	301,000	668,534	969,534	605,992		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	394,632		12/06/88	300
Redmond	WA	279,830	621,513	None	117	279,830	621,630	901,460	580,954		07/27/87	300
Renton	WA	111,183	515,490	None	None	111,183	515,490	626,673	512,623		03/24/86	300
Appleton	WI	196,000	424,038	None	370	196,000	424,408	620,408	345,308		07/10/90	300
Waukesha	WI	233,100	461,500	None	370	233,100	461,870	694,970	367,029		12/13/90	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Waukesha	WI	215,950	427,546	None	370	215,950	427,916	643,866	340,032		12/13/90	300

Consumer Electronics
Mary Esther	FL	149,696	363,263	60,014	None	149,696	423,277	572,973	207,036		11/26/96	300
Melbourne	FL	269,697	522,414	None	716	269,697	523,130	792,827	295,305		11/26/96	300
Merritt Island	FL	309,652	482,459	None	79	309,652	482,538	792,190	272,598		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	1,673,763		06/09/97	300
Richmond	IN	93,999	193,753	None	None	93,999	193,753	287,752	109,470		11/26/96	300
Jackson	MI	550,162	571,590	None	None	550,162	571,590	1,121,752	271,629	01/15/99	09/25/98	300
Tupelo	MS	121,697	637,691	9,887	61	121,697	647,639	769,336	360,831		11/26/96	300
Pineville	NC	567,864	840,284	37,249	39,064	567,864	916,597	1,484,461	416,916		12/31/98	300
Westbury	NY	6,333,590	3,952,773	20,493	None	6,333,590	3,973,266	10,306,856	2,104,090		09/29/97	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	106,392		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	81,942		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	114,542		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	100,959		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	301,992		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	144,425		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	90,092		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	247,659		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	98,242		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	223,209		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	291,125		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	288,409		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	293,842		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	291,125		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	323,725		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	95,525		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	84,659		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	204,192		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	138,992		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	114,542		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	160,725		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	179,742		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	177,025		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	193,325		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	253,092		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	253,092		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	285,692		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	84,659		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	242,225		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	54,775		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	280,259		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	81,942		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	291,125		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	125,409		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	334,592		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	103,675		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	84,659		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	92,809		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	138,992		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	62,942		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	79,225		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	79,225		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	192,980		03/03/95	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	201,736		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	235,826		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	54,358		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	118,166		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	70,013		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	131,425		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	172,721		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	172,932		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	144,728		03/19/03	300
Greenwood	DE	632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	147,087		11/29/07	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	264,666		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	146,032		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	276,593		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	58,099		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	188,655		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	113,985		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	132,303		03/19/03	300
Archer	FL	296,238	578,145	None	None	296,238	578,145	874,383	268,836		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	79,225		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	84,715		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	78,186		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	87,375		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	71,075		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	90,092		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	406,031		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	279,293		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	323,108		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	306,344		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	256,938		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	395,384		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	168,875		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	95,525		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	86,893		03/18/04	300
Jacksonville	FL	522,188	371,885	None	None	522,188	371,885	894,073	172,925		05/07/99	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	132,612		04/01/04	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	170,587		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	56,735		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	126,203		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	87,375		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	89,999		03/18/04	300
Land O' Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	98,242		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	114,542		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	81,942		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	103,675		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	163,442		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	76,509		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	94,147		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	81,942		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	81,703		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	103,675		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	117,259		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	83,912		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	84,659		03/18/04	300
Port Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	96,884		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	139,145		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	138,992		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	92,809		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	81,942		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	98,242		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	160,725		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	291,125		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	79,225		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	175,643		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	154,845		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	180,088		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	193,423		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	179,742		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	122,692		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	234,623		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	65,948		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	140,914		10/16/03	300
Cartersville	GA	262,500	488,742	None	None	262,500	488,742	751,242	140,914		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	75,336		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	75,336		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	75,336		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	97,664		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	92,186		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	47,206		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	260,406		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	78,531		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	225,252		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	112,802		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	178,398		10/16/03	300
Decatur	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	288,338		06/27/97	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	392,235		06/27/97	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	84,689		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	65,948		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	420,512		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	192,762		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	184,602		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	236,792		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	352,713		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	187,768		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	285,807		10/16/03	300
Ringgold	GA	385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	206,510		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	258,586		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	88,293		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	112,802		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	107,018		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	108,406		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	169,027		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	84,689		10/16/03	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	35,817		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	69,552		10/16/03	300
Belvidere	IL	768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	59,574		12/28/09	300
Dekalb	IL	661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	51,304		12/28/09	300
Godfrey	IL	374,586	733,190	None	314	374,586	733,504	1,108,090	397,167		06/27/97	300
Granite City	IL	362,287	737,255	None	314	362,287	737,569	1,099,856	399,370		06/27/97	300
Harford	IL	599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	46,481		12/28/09	300
Loves Park	IL	547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	124,126		12/20/07	300
Loves Park	IL	760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	58,982		12/28/09	300
Machesney Park	IL	562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	43,568		12/28/09	300
Madison	IL	173,812	625,030	None	314	173,812	625,344	799,156	338,600		06/27/97	300
Marengo	IL	501,948	930,688	1,500	None	501,948	932,188	1,434,136	38,929		12/28/09	300
Rochelle	IL	607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	137,556		12/20/07	300
Rockford	IL	463,050	858,450	1,500	None	463,050	859,950	1,323,000	35,919		12/28/09	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Rockford	IL	388,631	720,244	1,500	None	388,631	721,744	1,110,375	30,160		12/28/09	300
Tuscola	IL	752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	58,401		12/28/09	300
Albany	IN	427,437	794,632	2,000	None	427,437	796,632	1,224,069	115,935		05/25/07	300
Alexandria	IN	139,219	259,369	None	None	139,219	259,369	398,588	37,605		05/25/07	300
Anderson	IN	147,263	274,307	None	None	147,263	274,307	421,570	39,771		05/25/07	300
Anderson	IN	283,430	527,190	2,000	None	283,430	529,190	812,620	77,156		05/25/07	300
Elkhart	IN	495,914	922,471	1,500	None	495,914	923,971	1,419,885	134,292		05/25/07	300
Frankfort	IN	208,666	388,345	2,000	None	208,666	390,345	599,011	57,023		05/25/07	300
Greenwood	IN	173,250	323,022	None	None	173,250	323,022	496,272	46,835		05/25/07	300
Hartford City	IN	250,310	465,702	2,000	None	250,310	467,702	718,012	68,240		05/25/07	300
Indianapolis	IN	129,938	242,134	None	None	129,938	242,134	372,072	35,106		05/25/07	300
Indianapolis	IN	269,294	500,939	1,500	None	269,294	502,439	771,733	73,170		05/25/07	300
Indianapolis	IN	318,432	592,193	1,500	None	318,432	593,693	912,125	86,402		05/25/07	300
Knox	IN	341,250	633,499	1,500	None	341,250	634,999	976,249	81,786		10/09/07	300
Lafayette	IN	147,263	274,309	None	None	147,263	274,309	421,572	39,771		05/25/07	300
Lafayette	IN	112,613	209,959	None	None	112,613	209,959	322,572	30,441		05/25/07	300
Marion	IN	209,196	389,995	1,500	None	209,196	391,495	600,691	57,083		05/25/07	300
Michigan City	IN	227,500	422,249	1,500	None	227,500	423,749	651,249	54,676		10/09/07	300
Mishawaka	IN	123,983	231,743	2,000	None	123,983	233,743	357,726	34,316		05/25/07	300
Morristown	IN	366,590	682,082	2,000	None	366,590	684,082	1,050,672	99,615		05/25/07	300
Muncie	IN	103,950	193,870	None	None	103,950	193,870	297,820	28,108		05/25/07	300
Muncie	IN	184,237	342,974	2,000	None	184,237	344,974	529,211	50,445		05/25/07	300
New Albany	IN	181,459	289,353	None	211	181,459	289,564	471,023	182,870		03/03/95	300
New Albany	IN	262,465	331,796	None	211	262,465	332,007	594,472	209,679		03/06/95	300
New Castle	IN	138,600	258,672	None	None	138,600	258,672	397,272	37,504		05/25/07	300
New Castle	IN	79,854	149,572	1,000	None	79,854	150,572	230,426	22,043		05/25/07	300
New Castle	IN	203,941	380,019	1,500	None	203,941	381,519	585,460	55,637		05/25/07	300
Richmond	IN	281,248	523,589	1,500	None	281,248	525,089	806,337	76,455		05/25/07	300
Richmond	IN	255,908	476,528	2,000	None	255,908	478,528	734,436	69,810		05/25/07	300
Rushville	IN	138,600	258,672	None	None	138,600	258,672	397,272	37,504		05/25/07	300
Rushville	IN	121,275	226,497	None	None	121,275	226,497	347,772	32,839		05/25/07	300
South Bend	IN	372,387	693,064	2,000	None	372,387	695,064	1,067,451	101,208		05/25/07	300
Wabash	IN	430,437	800,871	2,000	None	430,437	802,871	1,233,308	116,840		05/25/07	300
Wabash	IN	334,923	623,488	1,500	None	334,923	624,988	959,911	90,940		05/25/07	300
Warsaw	IN	415,275	772,713	1,500	None	415,275	774,213	1,189,488	112,578		05/25/07	300
West Lafayette	IN	1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	194,914		05/25/07	300
Zionsville	IN	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	246,043		05/25/07	300
Berea	KY	252,077	360,815	None	197	252,077	361,012	613,089	227,988		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	211	286,106	286,317	572,423	180,818		03/03/95	300
Lebanon	KY	158,052	316,105	None	197	158,052	316,302	474,354	199,746		03/03/95	300
Louisville	KY	198,926	368,014	None	211	198,926	368,225	567,151	232,557		03/03/95	300
Louisville	KY	216,849	605,697	None	187	216,849	605,884	822,733	352,209	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	271,002	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	362,850		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	100,959		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	141,709		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	98,242		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	117,259		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	111,825		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	106,392		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	96,122		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	188,743		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	223,071		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	169,614		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	120,731		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	103,785		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	176,971		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	906,507		08/06/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	977,424		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	921,264		06/27/02	300
Breckenridge	MI	437,500	811,968	1,500	None	437,500	813,468	1,250,968	104,690		10/09/07	300
Carson City	MI	262,500	486,468	2,000	None	262,500	488,468	750,968	63,080		10/09/07	300
Charlevoix	MI	385,000	713,013	2,500	None	385,000	715,513	1,100,513	92,316		10/09/07	300
Cheboygan	MI	280,000	518,013	2,500	None	280,000	520,513	800,513	67,291		10/09/07	300
Clare	MI	306,250	567,718	2,000	None	306,250	569,718	875,968	73,507		10/09/07	300
Clare	MI	229,250	426,218	500	None	229,250	426,718	655,968	54,860		10/09/07	300
Comstock	MI	315,000	583,761	2,500	None	315,000	586,261	901,261	75,728		10/09/07	300
Farwell	MI	437,500	811,468	2,000	None	437,500	813,468	1,250,968	104,788		10/09/07	300
Flint	MI	194,492	476,504	None	343	194,492	476,847	671,339	286,772		12/21/95	300
Gladwin	MI	140,000	259,013	1,500	None	140,000	260,513	400,513	33,727		10/09/07	300
Grand Rapids	MI	437,500	812,261	1,500	None	437,500	813,761	1,251,261	104,727		10/09/07	300
Kalamazoo	MI	238,000	442,249	1,000	None	238,000	443,249	681,249	57,080		10/09/07	300
Kalkaska	MI	437,500	809,513	3,500	None	437,500	813,013	1,250,513	105,025		10/09/07	300
Lake City	MI	115,500	213,513	1,500	None	115,500	215,013	330,513	27,888		10/09/07	300
Lakeview	MI	96,250	177,718	2,000	None	96,250	179,718	275,968	23,457		10/09/07	300
Mackinaw City	MI	455,000	844,513	1,000	None	455,000	845,513	1,300,513	108,704		10/09/07	300
Mecosta	MI	122,500	227,468	1,000	None	122,500	228,468	350,968	29,517		10/09/07	300
Midland	MI	437,500	811,013	2,000	None	437,500	813,013	1,250,513	104,730		10/09/07	300
Mount Pleasant	MI	162,750	300,794	2,500	None	162,750	303,294	466,044	39,413		10/09/07	300
Mount Pleasant	MI	463,750	860,718	1,500	None	463,750	862,218	1,325,968	110,946		10/09/07	300
Mount Pleasant	MI	210,000	388,968	2,000	None	210,000	390,968	600,968	50,568		10/09/07	300
Mount Pleasant	MI	437,500	810,968	2,500	None	437,500	813,468	1,250,968	104,887		10/09/07	300
Mount Pleasant	MI	350,000	649,468	1,500	None	350,000	650,968	1,000,968	83,836		10/09/07	300
Mount Pleasant	MI	175,000	324,468	1,500	None	175,000	325,968	500,968	42,128		10/09/07	300
Petoskey	MI	490,000	909,513	1,000	None	490,000	910,513	1,400,513	117,046		10/09/07	300
Prudenville	MI	133,000	245,013	2,500	None	133,000	247,513	380,513	32,256		10/09/07	300
Saginaw	MI	262,500	486,513	1,500	None	262,500	488,013	750,513	62,923		10/09/07	300
Standish	MI	92,750	171,263	1,500	None	92,750	172,763	265,513	22,466		10/09/07	300
Traverse City	MI	210,000	389,002	2,000	None	210,000	391,002	601,002	50,572		10/09/07	300
Walker	MI	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	140,178		10/09/07	300
Alexandria	MN	132,924	244,858	2,000	None	132,924	246,858	379,782	425		12/01/10	300
Andover	MN	888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	2,764		12/01/10	300
Apple Valley	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	1,097		12/01/10	300
Baxter	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	1,097		12/01/10	300
Blaine	MN	767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	2,388		12/01/10	300
Bloomington	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	826		12/01/10	300
Bloomington	MN	676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	2,105		12/01/10	300
Brainerd	MN	490,000	907,000	3,000	None	490,000	910,000	1,400,000	1,537		12/01/10	300
Brooklyn Center	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	3,043		12/01/10	300
Brooklyn Center	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Brooklyn Center	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Brooklyn Park	MN	830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	2,583		12/01/10	300
Brooklyn Park	MN	578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	1,805		12/01/10	300
Burnsville	MN	615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	1,914		12/01/10	300
Burnsville	MN	515,298	954,981	2,000	None	515,298	956,981	1,472,279	1,608		12/01/10	300
Burnsville	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	1,097		12/01/10	300
Burnsville	MN	932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	2,900		12/01/10	300
Chaska	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Chaska	MN	490,000	908,000	2,000	None	490,000	910,000	1,400,000	1,530		12/01/10	300
Columbia Heights	MN	673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	2,093		12/01/10	300
Coon Rapids	MN	490,000	908,000	2,000	None	490,000	910,000	1,400,000	1,530		12/01/10	300
Cottage Grove	MN	805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	2,508		12/01/10	300
Crystal	MN	552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	1,724		12/01/10	300
Crystal	MN	740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	2,305		12/01/10	300
Eagan	MN	906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	2,822		12/01/10	300
Eagan	MN	699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	2,178		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Eden Prairie	MN	947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	2,943		12/01/10	300
Eden Prairie	MN	485,526	899,690	2,000	None	485,526	901,690	1,387,216	1,516		12/01/10	300
Edina	MN	568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	1,774		12/01/10	300
Elk River	MN	613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	1,908		12/01/10	300
Elk River	MN	456,850	846,435	2,000	None	456,850	848,435	1,305,285	1,427		12/01/10	300
Excelsior	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	826		12/01/10	300
Falcon Heights	MN	494,415	916,199	2,000	None	494,415	918,199	1,412,614	1,544		12/01/10	300
Farmington	MN	437,500	810,500	2,000	None	437,500	812,500	1,250,000	1,368		12/01/10	300
Forest Lake	MN	398,985	739,473	1,500	None	398,985	740,973	1,139,958	1,245		12/01/10	300
Fridley	MN	519,325	962,461	2,000	None	519,325	964,461	1,483,786	1,621		12/01/10	300
Fridley	MN	706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	2,199		12/01/10	300
Fridley	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Golden Valley	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Ham Lake	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Hastings	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Inver Grove Hghts	MN	134,705	248,666	1,500	None	134,705	250,166	384,871	427		12/01/10	300
Inver Grove Hghts	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Lakeville	MN	631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	1,969		12/01/10	300
Lakeville	MN	654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	2,040		12/01/10	300
Litchfield	MN	388,788	720,536	1,500	None	388,788	722,036	1,110,824	1,213		12/01/10	300
Little Falls	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
Long Lake	MN	808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	2,516		12/01/10	300
Maplewood	MN	931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	2,893		12/01/10	300
Maplewood	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Mendota Heights	MN	827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	2,573		12/01/10	300
Mendota Heights	MN	717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	2,235		12/01/10	300
Minneapolis	MN	967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	3,008		12/01/10	300
Minneapolis	MN	856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	2,663		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Minneapolis	MN	938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	2,917		12/01/10	300
Minneapolis	MN	365,977	678,171	1,500	None	365,977	679,671	1,045,648	1,143		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Minneapolis	MN	738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	2,296		12/01/10	300
Minneapolis	MN	811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	2,522		12/01/10	300
Minneapolis	MN	539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	1,682		12/01/10	300
Minneapolis	MN	577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	1,800		12/01/10	300
Minneapolis	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Minneapolis	MN	350,000	648,500	1,500	None	350,000	650,000	1,000,000	1,093		12/01/10	300
Minneapolis	MN	759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	2,362		12/01/10	300
Monticello	MN	589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	1,838		12/01/10	300
Mounds View	MN	743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	2,316		12/01/10	300
New Brighton	MN	585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	1,821		12/01/10	300
New Hope	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
Newport	MN	967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	3,007		12/01/10	300
Oak Park Heights	MN	635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	1,979		12/01/10	300
Pine City	MN	644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	2,011		12/01/10	300
Princeton	MN	546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	1,704		12/01/10	300
Ramsey	MN	650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	2,026		12/01/10	300
Richfield	MN	630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	1,965		12/01/10	300
Richfield	MN	678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	2,113		12/01/10	300
Richfield	MN	436,919	809,921	1,500	None	436,919	811,421	1,248,340	1,362		12/01/10	300
Richfield	MN	839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	2,612		12/01/10	300
Rochester	MN	585,831	1,085,971	2,000	None	585,831	1,087,971	1,673,802	1,827		12/01/10	300
Rochester	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	826		12/01/10	300
Rochester	MN	66,848	122,146	2,000	None	66,848	124,146	190,994	220		12/01/10	300
Rochester	MN	594,385	1,101,857	2,000	None	594,385	1,103,857	1,698,242	1,853		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Rochester	MN	110,113	202,995	1,500	None	110,113	204,495	314,608	351		12/01/10	300
Rogers	MN	781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	2,432		12/01/10	300
Roseville	MN	403,786	748,387	1,500	None	403,786	749,887	1,153,673	1,260		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Sauk Rapids	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Savage	MN	605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	1,883		12/01/10	300
Savage	MN	569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	1,772		12/01/10	300
Savage	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Shakopee	MN	522,391	966,156	4,000	None	522,391	970,156	1,492,547	1,644		12/01/10	300
Shakopee	MN	477,517	883,817	3,000	None	477,517	886,817	1,364,334	1,498		12/01/10	300
Shakopee	MN	688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	2,144		12/01/10	300
Shakopee	MN	783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	2,436		12/01/10	300
St. Cloud	MN	786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	2,443		12/01/10	300
St. Cloud	MN	175,000	322,000	3,000	None	175,000	325,000	500,000	562		12/01/10	300
St. Cloud	MN	677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	2,109		12/01/10	300
St. Louis Park	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
St. Michael	MN	561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	1,755		12/01/10	300
St. Paul	MN	808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	2,513		12/01/10	300
St. Paul	MN	418,774	776,223	1,500	None	418,774	777,723	1,196,497	1,306		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
St. Paul	MN	832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	2,589		12/01/10	300
St. Paul	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
St. Paul	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	3,043		12/01/10	300
St. Paul	MN	576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	1,795		12/01/10	300
St. Paul	MN	531,091	984,311	2,000	None	531,091	986,311	1,517,402	1,657		12/01/10	300
St. Paul	MN	592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	1,844		12/01/10	300
St. Paul	MN	739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	2,298		12/01/10	300
St. Paul	MN	788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	2,451		12/01/10	300
St. Paul	MN	950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	2,953		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
St. Paul	MN	262,500	486,000	1,500	None	262,500	487,500	750,000	823		12/01/10	300
St. Paul	MN	541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	1,686		12/01/10	300
St. Paul	MN	827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	2,568		12/01/10	300
St. Paul	MN	789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	2,458		12/01/10	300
St. Paul Park	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	3,043		12/01/10	300
Vadnais Heights	MN	931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	2,896		12/01/10	300
West St. Paul	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	3,043		12/01/10	300
White Bear Lake	MN	943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	2,935		12/01/10	300
White Bear Lake	MN	860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	2,677		12/01/10	300
Willmar	MN	919,366	1,705,395	2,000	None	919,366	1,707,395	2,626,761	2,859		12/01/10	300
Woodbury	MN	962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	2,989		12/01/10	300
Zimmerman	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	3,046		12/01/10	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	276,549		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	180,400		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	164,776		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	135,931		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	222,465		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	144,308		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	180,364		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	167,144		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	60,178		06/30/05	300
Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	115,464		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	130,300		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	192,383		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	224,268		06/30/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	194,787		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	174,309		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	240,493		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	90,092		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	119,726		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	198,759		03/18/04	300
Banner Elk	NC	386,993	718,861	2,000	None	386,993	720,861	1,107,854	80,822		03/27/08	300
Banner Elk	NC	355,330	660,558	1,500	None	355,330	662,058	1,017,388	74,174		03/27/08	300
Blowing Rock	NC	369,403	685,693	2,500	None	369,403	688,193	1,057,596	77,255		03/27/08	300
Burgaw	NC	198,774	369,653	1,000	None	198,774	370,653	569,427	41,552		03/27/08	300
Burgaw	NC	457,356	849,377	1,500	None	457,356	850,877	1,308,233	95,258		03/27/08	300
Carolina Beach	NC	457,356	848,929	2,000	None	457,356	850,929	1,308,285	95,346		03/27/08	300
Cary	NC	255,064	473,349	2,500	None	255,064	475,849	730,913	53,544		03/27/08	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	79,225		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	158,009		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	231,359		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	294,993		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	293,658		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	316,725		08/25/95	300
Hampstead	NC	562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	117,074		03/27/08	300
Holly Ridge	NC	721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	149,987		03/27/08	300
Hubert	NC	404,584	750,372	2,500	None	404,584	752,872	1,157,456	84,478		03/27/08	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	325,950		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	100,959		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	69,959		04/14/04	300
Jacksonville	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	73,371		03/27/08	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	558,815		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	215,059		03/18/04	300
Richlands	NC	492,537	914,735	1,500	None	492,537	916,235	1,408,772	102,556		03/27/08	300
Richlands	NC	376,439	698,103	2,500	None	376,439	700,603	1,077,042	78,641		03/27/08	300
Riegelwood	NC	0	452,416	1,500	None	0	453,916	453,916	53,964		03/27/08	300
Rose Hill	NC	198,774	369,153	1,500	None	198,774	370,653	569,427	41,633		03/27/08	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	114,719		03/19/03	300
Salisbury	NC	474,946	882,203	2,000	None	474,946	884,203	1,359,149	99,061		03/27/08	300
Shallotte	NC	492,537	914,766	1,500	None	492,537	916,266	1,408,803	102,560		03/27/08	300
Wallace	NC	0	175,408	2,000	None	0	177,408	177,408	27,371		03/27/08	300
Whitelake	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	73,371		03/27/08	300
Wilmington	NC	228,678	424,774	1,500	None	228,678	426,274	654,952	47,844		03/27/08	300
Wilmington	NC	527,718	979,145	2,500	None	527,718	981,645	1,509,363	110,024		03/27/08	300
Wilmington	NC	351,812	653,930	1,000	None	351,812	654,930	1,006,742	73,296		03/27/08	300
Wilmington	NC	474,946	881,640	2,000	None	474,946	883,640	1,358,586	98,999		03/27/08	300
Wilmington	NC	0	351,366	2,000	None	0	353,366	353,366	69,768		03/27/08	300
Wilmington	NC	364,126	676,287	1,500	None	364,126	677,787	1,041,913	75,930		03/27/08	300
Wilmington	NC	439,765	817,271	1,000	None	439,765	818,271	1,258,036	91,536		03/27/08	300
Wilmington	NC	0	804,196	1,500	None	0	805,696	805,696	90,213		03/27/08	300
Wilmington	NC	334,222	621,320	1,000	None	334,222	622,320	956,542	69,654		03/27/08	300
Wilmington	NC	386,993	718,788	1,500	None	386,993	720,288	1,107,281	80,676		03/27/08	300
Wilmington	NC	439,765	815,793	2,500	None	439,765	818,293	1,258,058	91,783		03/27/08	300
Wilmington	NC	527,718	979,102	2,500	None	527,718	981,602	1,509,320	110,019		03/27/08	300
Wilmington	NC	334,222	620,284	2,000	None	334,222	622,284	956,506	69,814		03/27/08	300
Wilmington	NC	334,222	620,751	1,500	None	334,222	622,251	956,473	69,729		03/27/08	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	84,659		03/18/04	300
Zebulon	NC	306,077	568,087	2,500	None	306,077	570,587	876,664	64,123		03/27/08	300
Farmingdale	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	908,569		08/06/02	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	867,997		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	977,592		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	605,349		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	803,665		06/27/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	623,176		06/27/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	73,792		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	286,546		04/06/95	300
Alliance	OH	454,440	841,460	2,500	None	454,440	843,960	1,298,400	18,357		06/22/10	300
Atwater	OH	118,555	266,748	None	209	118,555	266,957	385,512	168,557		03/03/95	300
Bellefontaine	OH	560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	120,253		02/29/08	300
Bellefontaine	OH	455,000	845,610	1,500	None	455,000	847,110	1,302,110	97,660		02/29/08	300
Columbus	OH	147,296	304,411	None	122	147,296	304,533	451,829	192,339		03/03/95	300
Columbus	OH	273,085	471,693	None	237	273,085	471,930	745,015	283,864		12/21/95	300
Cuyahoga Falls	OH	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	349,227		03/03/95	300
De Graff	OH	302,750	561,860	2,500	None	302,750	564,360	867,110	65,312		02/29/08	300
Eaton	OH	164,588	306,934	None	None	164,588	306,934	471,522	44,502		05/25/07	300
Galion	OH	138,981	327,597	None	209	138,981	327,806	466,787	206,993		03/06/95	300
Groveport	OH	277,198	445,497	None	237	277,198	445,734	722,932	268,103		12/21/95	300
Jackson Center	OH	367,500	682,110	2,500	None	367,500	684,610	1,052,110	79,140		02/29/08	300
Kento	OH	140,000	261,462	1,000	None	140,000	262,462	402,462	25,062		08/29/08	300
Marysville	OH	507,500	943,110	1,500	None	507,500	944,610	1,452,110	108,872		02/29/08	300
Marysville	OH	700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	149,985		02/29/08	300
Marysville	OH	350,000	650,610	1,500	None	350,000	652,110	1,002,110	75,235		02/29/08	300
Perrysburg	OH	211,678	390,680	None	134	211,678	390,814	602,492	219,797	01/10/96	09/01/95	300
Russells Point	OH	546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	117,263		02/29/08	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	272,008	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	304,830	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	209	117,017	273,249	390,266	172,531		03/07/95	300
Wadsworth	OH	266,507	496,917	None	116	266,507	497,033	763,540	264,369	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	173	126,545	508,439	634,984	275,347		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	125,980		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	62,169		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	64,226		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	118,216		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	374,062		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	180		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	117,651		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	306,156		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	37,378		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	78,332		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	50,974		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	69,205		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	71,989		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	65,562		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	84,564		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	149,842		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	136,764		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	130,106		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	41,012		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	71,202		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	89,112		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	80,030		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	132,134		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	64,323		01/29/04	300
South Park	PA	252,247	436,182	None	None	252,247	436,182	688,429	121,363		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	49,929		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	77,512		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	71,629		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	22,297		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	198,238		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	216,640		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	249,139		07/22/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	248,862		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	177,855		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	115,392		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	212,240		07/22/99	300
Bishopville	SC	191,738	356,130	1,500	None	191,738	357,630	549,368	40,179		03/27/08	300
Bonneau	SC	128,411	239,191	1,500	None	128,411	240,691	369,102	27,121		03/27/08	300
Camden	SC	269,136	499,897	1,500	None	269,136	501,397	770,533	56,233		03/27/08	300
Charleston	SC	170,000	350,000	None	None	170,000	350,000	520,000	215,250		08/25/95	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	276,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	128,125		03/18/04	300
Conway	SC	325,426	604,464	1,500	None	325,426	605,964	931,390	67,910		03/27/08	300
Conway	SC	0	251,890	1,000	None	0	252,890	252,890	43,981		03/27/08	300
Cordova	SC	137,207	255,025	2,000	None	137,207	257,025	394,232	29,027		03/27/08	300
Eastover	SC	138,966	258,625	1,000	None	138,966	259,625	398,591	29,154		03/27/08	300
Florence	SC	193,497	359,413	1,500	None	193,497	360,913	554,410	40,546		03/27/08	300
Florence	SC	337,740	627,293	1,500	None	337,740	628,793	966,533	70,459		03/27/08	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	65,642		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	212,134		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	184,426		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	198,315		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	221,646		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	194,146		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	230,481		07/22/99	300
Hemingway	SC	246,269	458,069	1,500	None	246,269	459,569	705,838	51,562		03/27/08	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	187,892		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	92,444		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	125,409		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	289,949		07/22/99	300
Kingstree	SC	0	301,766	2,000	None	0	303,766	303,766	49,373		03/27/08	300
Kingstree	SC	209,328	389,965	1,000	None	209,328	390,965	600,293	43,820		03/27/08	300
Lake City	SC	202,292	376,398	1,500	None	202,292	377,898	580,190	42,442		03/27/08	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	335,175		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	258,444		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	258,305		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	386,777		07/22/99	300
Lugoff	SC	200,533	372,490	1,500	None	200,533	373,990	574,523	42,006		03/27/08	300
Moncks Corner	SC	351,812	654,578	1,000	None	351,812	655,578	1,007,390	73,368		03/27/08	300
Mt. Pleasant	SC	668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	138,957		03/27/08	300
Myrtle Beach	SC	140,725	261,942	1,000	None	140,725	262,942	403,667	29,524		03/27/08	300
Myrtle Beach	SC	492,537	913,807	2,500	None	492,537	916,307	1,408,844	102,728		03/27/08	300
Myrtle Beach	SC	527,718	980,766	1,500	None	527,718	982,266	1,509,984	109,930		03/27/08	300
Myrtle Beach	SC	703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	146,259		03/27/08	300
Myrtle Beach	SC	0	176,002	1,500	None	0	177,502	177,502	20,065		03/27/08	300
Myrtle Beach	SC	0	753,979	1,500	None	0	755,479	755,479	84,606		03/27/08	300
Myrtle Beach	SC	0	327,278	1,000	None	0	328,278	328,278	66,699		03/27/08	300
Myrtle Beach	SC	0	277,019	1,000	None	0	278,019	278,019	49,360		03/27/08	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	207,519		07/22/99	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	130,842		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	331,875		03/18/04	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	399,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	187,892		03/18/04	300
Pinewood	SC	325,426	605,076	1,500	None	325,426	606,576	932,002	67,978		03/27/08	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	262,842		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	198,398		07/22/99	300
Summerton	SC	142,484	265,326	1,500	None	142,484	266,826	409,310	30,039		03/27/08	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	316,725		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	148,447		04/14/04	300
Sumter	SC	211,087	392,065	1,500	None	211,087	393,565	604,652	44,192		03/27/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sumter	SC	263,859	490,128	1,500	None	263,859	491,628	755,487	55,142		03/27/08	300
Sumter	SC	362,367	673,012	1,500	None	362,367	674,512	1,036,879	75,564		03/27/08	300
Sumter	SC	181,183	336,587	1,500	None	181,183	338,087	519,270	37,997		03/27/08	300
Sumter	SC	154,797	287,584	1,500	None	154,797	289,084	443,881	32,525		03/27/08	300
Sumter	SC	351,812	653,469	1,500	None	351,812	654,969	1,006,781	73,382		03/27/08	300
Sumter	SC	334,222	620,801	1,500	None	334,222	622,301	956,523	69,734		03/27/08	300
Sumter	SC	281,450	522,796	1,500	None	281,450	524,296	805,746	58,790		03/27/08	300
Sumter	SC	149,520	278,284	1,000	None	149,520	279,284	428,804	31,349		03/27/08	300
Sumter	SC	146,002	271,250	1,500	None	146,002	272,750	418,752	30,701		03/27/08	300
Sumter	SC	372,921	693,113	1,000	None	372,921	694,113	1,067,034	77,672		03/27/08	300
Sumter	SC	149,520	277,726	1,500	None	149,520	279,226	428,746	31,424		03/27/08	300
Sumter	SC	262,100	486,861	1,500	None	262,100	488,361	750,461	54,777		03/27/08	300
Sumter	SC	184,701	344,620	None	None	184,701	344,620	529,321	38,481		03/27/08	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	184,551		07/22/99	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	317,883		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	167,632		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	206,510		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	94,060		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	66,847		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	103,431		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	97,664		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	90,312		10/16/03	300
Chattanooga	TN	175,000	326,242	(79,571)	None	162,879	258,792	421,671	74,612		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	86,017		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	56,577		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	131,543		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	159,656		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	217,242		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	150,285		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	138,103		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	152,003		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	290,848		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	178,398		10/16/03	300
Chattanooga	TN	300,373	559,077	(39,679)	None	260,694	559,077	819,771	161,194		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	94,060		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	59,259		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	122,173		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	150,285		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	131,543		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	84,689		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	65,948		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	161,194		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	140,914		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	97,664		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	169,027		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	103,431		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	281,477		10/16/03	300
Gray	TN	191,151	355,563	None	None	191,151	355,563	546,714	44,444		11/29/07	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	259,690		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	145,600		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	275,166		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	50,954		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	161,194		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	178,398		10/16/03	300
Kingsport	TN	155,603	289,545	None	None	155,603	289,545	445,148	36,192		11/29/07	300
Kingsport	TN	310,303	576,845	None	None	310,303	576,845	887,148	72,104		11/29/07	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	399,750		08/25/95	300
Le Vergne	TN	577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	309,589		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	142,852		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	151,182		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	171,622		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	145,558		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	213,004		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	294,596		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	250,853		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	161,194		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	267,355		10/16/03	300
Ocoee	TN	119,792	223,713	(11,239)	None	119,792	212,474	332,266	64,498		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	125,777		10/16/03	300
Ooltewah	TN	700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	343,332		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	56,577		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	187,768		10/16/03	300
Roan Mountain	TN	286,303	532,274	None	None	286,303	532,274	818,577	66,533		11/29/07	300
Shelbyville	TN	320,229	595,953	None	None	320,229	595,953	916,182	171,827		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	228,714		10/16/03	300
Smyrna	TN	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	200,856		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	159,653		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	187,768		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	131,543		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	65,948		10/16/03	300
Sweetwater	TN	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	248,675		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	71,570		10/16/03	300
Abingdon	VA	57,847	107,997	None	None	57,847	107,997	165,844	13,498		11/29/07	300
Big Stone Gap	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	122,481		11/29/07	300
Bristol	VA	213,369	396,824	None	None	213,369	396,824	610,193	49,601		11/29/07	300
Bristol	VA	268,303	498,845	None	None	268,303	498,845	767,148	62,354		11/29/07	300
Bristol	VA	171,156	318,428	None	None	171,156	318,428	489,584	39,802		11/29/07	300
Castlewood	VA	387,303	720,307	None	None	387,303	720,307	1,107,610	90,037		11/29/07	300
Cedar Bluff	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	114,412		11/29/07	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	163,627		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	86,079		08/18/05	300
Clintwood	VA	378,553	703,610	None	None	378,553	703,610	1,082,163	87,950		11/29/07	300
Coeburn	VA	168,934	314,764	None	None	168,934	314,764	483,698	39,344		11/29/07	300
Coeburn	VA	312,303	581,021	None	None	312,303	581,021	893,324	72,626		11/29/07	300
Coeburn	VA	282,303	525,307	None	None	282,303	525,307	807,610	65,662		11/29/07	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	40,552		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	70,845		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	40,162		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	125,751		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	185,695		08/18/05	300
Gate City	VA	422,303	784,845	None	None	422,303	784,845	1,207,148	98,104		11/29/07	300
Glen Allen	VA	700,000	440,965	None	14	700,000	440,979	1,140,979	224,150		04/17/98	300
Hampton	VA	433,985	459,108	None	297	433,985	459,405	893,390	233,536		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	186,540		03/19/03	300
Honaker	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	114,412		11/29/07	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	116,448		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	40,106		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	161,990		08/21/97	300
Newport News	VA	490,616	605,304	None	297	490,616	605,601	1,096,217	278,521	01/20/00	04/17/98	300
Norton	VA	157,826	293,688	None	None	157,826	293,688	451,514	36,709		11/29/07	300
Norton	VA	457,303	849,860	None	None	457,303	849,860	1,307,163	106,231		11/29/07	300
Norton	VA	222,256	413,344	None	None	222,256	413,344	635,600	51,666		11/29/07	300
Pound	VA	256,170	476,327	None	None	256,170	476,327	732,497	59,539		11/29/07	300
Pound	VA	276,303	513,717	None	None	276,303	513,717	790,020	64,213		11/29/07	300
Richlands	VA	140,051	261,125	None	None	140,051	261,125	401,176	32,639		11/29/07	300
Richmond	VA	700,000	400,740	None	297	700,000	401,037	1,101,037	203,869		04/17/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Richmond	VA	400,000	250,875	None	297	400,000	251,172	651,172	127,686		04/17/98	300
Richmond	VA	1,000,000	740	None	297	1,000,000	1,037	1,001,037	535		04/17/98	300
Richmond	VA	700,000	100,695	None	297	700,000	100,992	800,992	51,346		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,127,493		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	140,559		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	155,207		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	101,178		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	226,816		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	164,978		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	152,372		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	131,386		03/19/03	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	123,704		08/18/05	300
Rosedale	VA	211,147	393,160	None	None	211,147	393,160	604,307	49,143		11/29/07	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	72,464		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	76,282		03/19/03	300
St. Paul	VA	334,803	622,807	None	None	334,803	622,807	957,610	77,849		11/29/07	300
St. Paul	VA	422,303	785,307	None	None	422,303	785,307	1,207,610	98,162		11/29/07	300
Stafford	VA	271,865	601,997	None	167	271,865	602,164	874,029	338,131		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	215,079		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	215,079		08/18/05	300
Tazewell	VA	153,382	285,882	None	None	153,382	285,882	439,264	35,734		11/29/07	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	209,704		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	758,066		06/27/02	300
Warrenton	VA	515,971	649,125	None	161	515,971	649,286	1,165,257	364,600		12/20/96	300
Weber City	VA	369,803	687,345	None	None	369,803	687,345	1,057,148	85,916		11/29/07	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	531,869		06/27/02	300
Wise	VA	334,803	622,360	None	None	334,803	622,360	957,163	77,793		11/29/07	300
Wise	VA	66,733	124,517	None	None	66,733	124,517	191,250	15,563		11/29/07	300
Wise	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	122,481		11/29/07	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	339,234		08/18/05	300
Yorktown	VA	309,435	447,144	None	297	309,435	447,441	756,876	227,449		04/17/98	300
Spokane	WA	66,150	146,921	55,528	7,650	66,150	210,099	276,249	138,380		11/18/87	300
East Troy	WI	578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	44,906		12/28/09	300
Ellsworth	WI	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
Menomonie	WI	770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	2,398		12/01/10	300
Menomonie	WI	175,000	323,000	2,000	None	175,000	325,000	500,000	555		12/01/10	300
Menomonie	WI	441,256	817,975	1,500	None	441,256	819,475	1,260,731	1,376		12/01/10	300
Mondovi	WI	175,000	323,500	1,500	None	175,000	325,000	500,000	552		12/01/10	300
Osseo	WI	613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	1,915		12/01/10	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	182,751	35,162	743,498	875,398	1,618,896	426,136		12/31/98	300
Tampa	FL	401,874	933,768	28,336	153	401,874	962,257	1,364,131	497,082		12/23/97	300
Rockford	IL	159,587	618,398	None	None	159,587	618,398	777,985	349,395		11/26/96	300
Stony Brook	NY	980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	863,098		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	381,081		11/01/02	300

Distribution and Office
Escondido	CA	1,949,375	12,966,275	211,486	None	1,949,375	13,177,761	15,127,136	1,721,186	08/13/07	01/18/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	1,358,736		01/06/06	300
Wilbraham	MA	9,626,112	17,877,779	2,500	None	9,626,112	17,880,279	27,506,391	2,414,316		08/30/07	300
St. Paul Park	MN	1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	5,958		12/01/10	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	347,720		02/09/05	300
Bakersfield	CA	0	3,501,678	None	None	0	3,501,678	3,501,678	402,692		02/26/08	300
Encinitas	CA	0	3,751,713	None	None	0	3,751,713	3,751,713	431,446		02/26/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indio	CA	2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	471,099		02/21/08	300
Sacramento	CA	1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	28,947		10/22/10	300
Tracy	CA	2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	557,750		12/20/07	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	386,654		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	325,469		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	818,301		09/30/98	300
Milton	FL	500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	14,786		10/22/10	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	241,141		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	229,559		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	230,751		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	263,090		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	201,289		02/09/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	454,055		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	472,704		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	297,779		02/09/05	300
Salem	IN	0	2,351,296	None	None	0	2,351,296	2,351,296	411,477		08/16/06	300
Elkton	MD	1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	374,041		02/21/08	300
Laurel	MD	0	2,400,696	None	None	0	2,400,696	2,400,696	420,122		08/16/06	300
Portland	ME	2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	474,791		12/20/07	300
Gladwin	MI	1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	291,744		02/21/08	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	401,023		08/16/06	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	651,165		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	611,675		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	542,053		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	533,797		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	629,411		02/09/05	300
Cortland	OH	1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	320,988		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	290,604		04/29/05	300
Mayfield Heights	OH	0	2,703,730	None	None	0	2,703,730	2,703,730	310,928		02/21/08	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	311,621		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	291,744		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	283,426		04/29/05	300
Beaver	PA	1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	365,384		12/20/07	300
Delmont	PA	720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	295,688		02/09/05	300
Gettysburg	PA	0	2,500,750	None	None	0	2,500,750	2,500,750	437,631		08/16/06	300
Girard	PA	0	1,821,447	None	None	0	1,821,447	1,821,447	613,231		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	609,449		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	472,401		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	391,712		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	524,125		08/16/06	300
Philadelphia	PA	0	3,803,732	None	None	0	3,803,732	3,803,732	437,428		02/26/08	300
Reading	PA	1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	380,073		02/21/08	300
Saint Marys	PA	1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	375,999		12/20/07	300
Slippery Rock	PA	0	1,821,546	None	None	0	1,821,546	1,821,546	608,296		02/09/05	300
West Norriton	PA	0	3,603,611	None	None	0	3,603,611	3,603,611	414,414		02/21/08	300
Wexford	PA	2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	299,698		02/21/08	300
Yeadon	PA	0	3,253,285	None	None	0	3,253,285	3,253,285	395,816		12/20/07	300
Fredericksburg	VA	0	2,901,815	None	None	0	2,901,815	2,901,815	333,707		02/21/08	300
Buckhannon	WV	1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	366,755		02/21/08	300

Entertainment
Riverside	CA	7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	42		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	10		03/31/99	300
Dania	FL	8,272,080	1,713	None	36	8,272,080	1,749	8,273,829	798		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	278		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	278		06/29/01	300
Greensboro	NC	4,000,000	463	None	None	4,000,000	463	4,000,463	149		07/05/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	341		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	341		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	376,666		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	560,086		07/03/03	300

Financial Services
Phoenix	AZ	245,137	456,324	None	None	245,137	456,324	701,461	52,477		02/01/08	300
Canon City	CO	66,500	147,699	None	146	66,500	147,845	214,345	136,091		11/12/87	300
Colorado Springs	CO	313,250	695,730	40,500	None	313,250	736,230	1,049,480	700,643		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	200	476,179	731,723	1,207,902	351,884		12/31/98	300
Orlando	FL	532,556	940,177	None	None	532,556	940,177	1,472,733	167,632	06/09/06	12/15/05	300
Hinesville	GA	172,611	383,376	23,850	17,822	172,611	425,048	597,659	360,437		12/22/87	300
Couer D'Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	341,754		09/21/87	300
Blue Springs	MO	222,569	494,333	None	None	222,569	494,333	716,902	420,982		07/31/89	300
Albuquerque	NM	80,500	178,794	8,003	299	80,500	187,096	267,596	167,715		10/29/87	300
Santa Fe	NM	70,000	155,473	None	327	70,000	155,800	225,800	143,896		10/29/87	300
Pasadena	TX	385,199	716,468	None	None	385,199	716,468	1,101,667	82,394		02/01/08	300
Madison	WI	154,375	287,794	None	None	154,375	287,794	442,169	33,096		02/01/08	300
Milwaukee	WI	265,985	495,071	None	None	265,985	495,071	761,056	56,933		02/01/08	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	104,038		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	280,420		12/23/98	300
Groveland	FL	101,782	189,258	None	189	101,782	189,447	291,229	89,358		03/31/99	300
Orange Park	FL	478,314	618,348	None	14,004	478,314	632,352	1,110,666	297,836		12/31/98	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	150,962		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	249,575		12/23/98	300
Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	115,239		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	145,622		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	269,413		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	266,857		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	253,085		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	279,017		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	279,367		12/23/98	300
Independence	MO	210,643	467,844	None	None	210,643	467,844	678,487	398,423		07/31/89	300
Kansas City	MO	210,070	466,571	None	146	210,070	466,717	676,787	419,773		05/13/88	300
Kansas City	MO	168,350	373,910	None	146	168,350	374,056	542,406	336,425		05/26/88	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	143,138		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	272,444		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	124,647		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	131,148		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	296,842		12/23/98	300
Milwaukie	OR	180,250	400,336	49,088	24,082	180,250	473,506	653,756	397,734		08/06/87	300
Memphis	TN	197,708	507,647	17,670	23,366	197,708	548,683	746,391	259,531		09/30/98	300
Amarillo	TX	140,000	419,734	None	173	140,000	419,907	559,907	371,773		09/12/88	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	83,557		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	243,388		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	73,026		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	680,939		02/03/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	140,112		05/25/06	300
Winnsboro	TX	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	214,534	10/19/06	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	134,092		05/25/06	300
Puyallup	WA	173,250	384,795	None	22,956	173,250	407,751	581,001	364,434		09/15/87	300
Redmond	WA	196,000	435,317	42,356	29,290	196,000	506,963	702,963	416,017		09/17/87	300
Tacoma	WA	189,000	419,777	None	19,263	189,000	439,040	628,040	397,308		08/25/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	815,302		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	644,673		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,455	426,675	1,290,963	1,717,638	1,081,387		01/05/84	180
Brandon	FL	2,570,000	676,996	None	None	2,570,000	676,996	3,246,996	5,642		10/22/10	300
Tampa	FL	2,610,000	5,769,576	None	None	2,610,000	5,769,576	8,379,576	48,080		10/22/10	300
Council Bluffs	IA	255,217	117,792	47,188	16,846	255,217	181,826	437,043	100,487		11/26/96	300
Warsaw	IN	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	726,883		02/09/07	300
Reno	NV	456,000	562,344	19,733	30,571	456,000	612,648	1,068,648	523,903		05/26/88	300
Norman	OK	1,580,000	1,901,618	None	None	1,580,000	1,901,618	3,481,618	15,847		10/22/10	300
Norman	OK	3,000,000	2,475,669	None	None	3,000,000	2,475,669	5,475,669	20,631		10/22/10	300
Stillwater	OK	2,590,000	2,473,123	None	None	2,590,000	2,473,123	5,063,123	20,609		10/22/10	300
Tulas	OK	1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	1,700		10/22/10	300
Tulsa	OK	2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	6,280		10/22/10	300
Tulsa	OK	1,850,000	1,785,277	None	None	1,850,000	1,785,277	3,635,277	14,877		10/22/10	300
Tulsa	OK	1,700,000	978,092	None	None	1,700,000	978,092	2,678,092	8,151		10/22/10	300
Tulsa	OK	2,900,000	1,197,386	None	None	2,900,000	1,197,386	4,097,386	9,978		10/22/10	300
Tulsa	OK	3,000,000	3,486,618	None	None	3,000,000	3,486,618	6,486,618	29,055		10/22/10	300
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	455,090		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	455,090		09/30/03	300
Rapid City	SD	2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	12,212		10/22/10	300
Sheboygan	WI	1,513,216	4,427,968	15,220	3,927	1,513,216	4,447,115	5,960,331	2,024,846	06/03/99	08/24/98	300
Bartlesville	OK	1,650,000	1,574,823	None	None	1,650,000	1,574,823	3,224,823	13,124		10/22/10	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,213,634	06/06/02	06/26/01	300
Chula Vista	CA	4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	248,544		03/30/10	300
Diamond Bar	CA	3,038,879	4,338,722	None	882	3,038,879	4,339,604	7,378,483	1,944,765	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	130	1,247,243	3,807,699	5,054,942	1,641,610	12/13/00	06/29/99	300
Danbury	CT	643,736	3,621,163	41,456	161	643,736	3,662,780	4,306,516	1,959,789		09/30/97	300
Casselberry	FL	1,979,598	8,256,394	14,554	171,501	1,979,598	8,442,449	10,422,047	3,352,178	12/30/03	05/31/95	300
Hialeah	FL	2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	593,076		03/26/07	300
Miami	FL	3,115,101	4,439,526	None	106	3,115,101	4,439,632	7,554,733	1,878,490	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	739,673	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,073,668	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	1,771,026	12/11/00	10/01/99	300
Sunrise	FL	2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	30,016		10/22/10	300
Alsip	IL	2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	227,827		12/30/09	300
Bolinbrook	IL	3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	1,001,623	10/26/07	01/24/07	300
Glendale Heights	IL	1,213,770	2,255,063	None	None	1,213,770	2,255,063	3,468,833	342,016		03/26/07	300
Waukegan	IL	2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	229,199		12/30/09	300
Carmel	IN	3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	216,125		03/29/10	300
Indianapolis	IN	3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	1,017,598	03/20/07	08/03/06	300
Southport	IN	2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	875,106	12/20/07	06/08/07	300
Nottingham	MD	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	860,742		03/26/07	300
Roseville	MN	3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	1,028,151	06/05/08	04/18/07	300
East Brunswick	NJ	1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	476,456		02/16/07	300
Yonkers	NY	1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	419,493		03/26/07	300
Beachwood	OH	1,504,354	2,794,305	None	None	1,504,354	2,794,305	4,298,659	433,111		02/16/07	300
Philadelphia	PA	2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	649,252		02/16/07	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	1,034,836	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	1,128,810	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	2,231,402	06/02/00	06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	1,178,895	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	1,185,438	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	1,157,868	12/06/05	04/22/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

San Antonio	TX	1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	121,053		07/29/09	300
San Antonio	TX	1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	145,225		07/29/09	300
Kent	WA	4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	316,198		12/21/09	300

Home Furnishings
Osceola	AR	88,759	520,047	4,083	None	88,759	524,130	612,889	261,952		06/30/98	300
Jackson	CA	300,000	390,849	6,775	96	300,000	397,720	697,720	352,742		05/17/88	300
Brandon	FL	430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	512,060		06/26/98	300
Ocala	FL	339,690	543,504	None	25,254	339,690	568,758	908,448	313,994		11/26/96	300
Tampa	FL	685,000	885,624	None	218	685,000	885,842	1,570,842	444,343		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,933	494,763	841,550	1,336,313	443,530		12/31/98	300
West Palm Beach	FL	347,651	706,081	69,111	32,520	347,651	807,712	1,155,363	399,110		12/31/98	300
Rome	GA	254,902	486,812	None	415	254,902	487,227	742,129	275,215		11/26/96	300
Davenport	IA	270,000	930,689	None	146	270,000	930,835	1,200,835	466,988		06/26/98	300
Boise	ID	158,400	351,812	None	5,492	158,400	357,304	515,704	321,834		05/06/88	300
Nampa	ID	183,743	408,101	None	6,292	183,743	414,393	598,136	373,155		05/06/88	300
Joliet	IL	440,000	910,689	None	244	440,000	910,933	1,350,933	456,926		06/26/98	300
Anderson	IN	180,628	653,162	100,170	15,679	180,628	769,011	949,639	407,830		11/26/96	300
Kansas City	KS	185,955	413,014	31,870	8,629	185,955	453,513	639,468	375,770		05/13/88	300
Wichita	KS	430,000	740,725	None	146	430,000	740,871	1,170,871	371,690		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	406,653		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	419,195		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	364,028		06/26/98	300
Battle Creek	MI	485,000	895,689	None	209	485,000	895,898	1,380,898	449,396		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	501,204		03/01/99	300
Gulfport	MS	299,464	502,326	49,988	16,756	299,464	569,070	868,534	308,612		11/26/96	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	331,403		06/26/98	300
Ridgeland	MS	281,867	769,890	None	211	281,867	770,101	1,051,968	417,099		06/27/97	300
Matthews	NC	768,222	843,401	46,414	19,065	768,222	908,880	1,677,102	419,373		12/31/98	300
Omaha	NE	1,956,296	3,949,402	None	46	1,956,296	3,949,448	5,905,744	2,165,373		04/04/97	300
Dayton	OH	401,723	698,872	13,435	11,110	401,723	723,417	1,125,140	351,416		06/29/98	300
Lancaster	OH	250,000	830,689	None	319	250,000	831,008	1,081,008	416,873		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	374,088		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	451,843		06/26/98	300
Pennsdale	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	419,214		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	575,676		06/30/98	300
Columbia	SC	600,000	900,725	None	428	600,000	901,153	1,501,153	452,127		06/26/98	300
Jackson	TN	381,076	857,261	31,385	8,312	381,076	896,958	1,278,034	464,281		09/26/97	300
Jackson	TN	380,000	750,608	None	82	380,000	750,690	1,130,690	376,576		06/26/98	300
Memphis	TN	804,262	1,432,520	10,936	192	804,262	1,443,648	2,247,910	777,409		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	341,440		06/26/98	300
Cedar Park	TX	253,591	827,237	None	3,011	253,591	830,248	1,083,839	458,386		03/26/97	300
Plainview	TX	125,000	734,558	40,000	None	125,000	774,558	899,558	466,318		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,266	323,451	720,171	1,043,622	389,127		12/31/98	300
Webster	TX	283,604	538,002	2,470	226	283,604	540,698	824,302	293,093		06/13/97	300
Pasco	WA	161,700	359,142	56,707	14,444	161,700	430,293	591,993	347,117		08/18/87	300
Eau Claire	WI	260,000	820,689	None	146	260,000	820,835	1,080,835	411,805		06/26/98	300
La Crosse	WI	372,883	877,812	None	146	372,883	877,958	1,250,841	440,462		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	596,707		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	807,369		12/31/98	300
Los Angeles	CA	163,668	304,097	None	78	163,668	304,175	467,843	146,528		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	671,222		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	278,274		12/31/98	300
Pensacola	FL	419,842	1,899,287	91,217	261	419,842	1,990,765	2,410,607	1,107,386		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	326,505		01/29/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	309,115		12/31/98	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	387,193		01/06/06	300
Baltimore	MD	171,320	318,882	None	86	171,320	318,968	490,288	153,630		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	320,523		01/06/06	300
Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	296,536		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	30	2,039,436	3,787,787	5,827,223	751,249		01/06/06	300
Columbia	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	398,038		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	291,620		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	545,658		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	523,738		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	181,780		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	476,452		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	558,642		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	141,840		12/31/98	300
Carrollton	TX	201,569	374,342	None	None	201,569	374,342	575,911	105,440		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	147,057	574	1,049,287	2,096,716	3,146,003	768,923		03/28/02	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	585,772		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	496,187		01/06/06	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	132,230		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	325,729		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	329,342		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	638,268		12/22/86	300

Motor Vehicle Dealerships
Robertsdale	AL	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	981,660	01/29/07	04/07/06	300
Golden	CO	4,004,339	1,602,070	(155,187)	311	3,849,152	1,602,381	5,451,533	408,612		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	1,761,196		08/25/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	170,532		04/07/06	300
Snellville	GA	1,137,266	3,221,767	(328,704)	51	808,562	3,221,818	4,030,380	648,759		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	522,915		10/25/05	300
Island Lake	IL	2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	1,423,861		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	528,293		12/31/04	300
Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	976,999		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,081,726		10/01/04	300
Churchville	NY	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	1,051,296	06/06/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	117,820	02/13/06	01/19/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	332,476		09/01/06	300
Woods Village	OR	3,822,277	5,687,110	None	None	3,822,277	5,687,110	9,509,387	911,732		09/01/06	300
Myrtle Beach	SC	4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	482,214	07/28/00	03/03/05	300
Austin	TX	2,100,000	3,900,895	None	None	2,100,000	3,900,895	6,000,895	461,604		01/31/08	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	1,762,688	10/28/05	01/25/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,729,980		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	882,421		09/17/97	300
Casselberry	FL	0	1,277,112	None	None	0	1,277,112	1,277,112	261,801	07/14/05	01/25/05	300
Hutchinson	KS	269,964	1,704,013	52,136	None	269,964	1,756,149	2,026,113	935,818		06/25/97	300
Salina	KS	240,423	1,829,837	51,939	None	240,423	1,881,776	2,122,199	1,012,250		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	718,595		01/24/02	300
Helena	MT	564,241	1,503,118	14,233	None	564,241	1,517,351	2,081,592	826,126		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	187	465,557	2,198,021	2,663,578	1,133,992		03/27/98	300
Westbury	NY	3,808,076	2,377,932	7,206	161	3,808,076	2,385,299	6,193,375	1,264,102		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	902,913		05/30/97	300
Edmond	OK	1,390,000	3,009,650	None	None	1,390,000	3,009,650	4,399,650	25,080		10/22/10	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	29,897	347,794	981,145	1,328,939	465,068		12/31/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	702,087	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	656,646	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	551,990	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,035,369	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	613,292		06/12/98	300
Warren	MI	356,348	903,351	125,018	31,687	356,348	1,060,056	1,416,404	487,364		01/09/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	695,047		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	17	985,430	1,590,464	2,575,894	713,978		09/24/98	300
Albuquerque	NM	684,036	874,914	305,425	42,875	684,036	1,223,214	1,907,250	586,977		12/31/98	300
Franklin	OH	337,572	777,943	19,128	11,398	337,572	808,469	1,146,041	406,719		12/30/97	300
Maineville	OH	173,105	384,468	4,835	12,720	173,105	402,023	575,128	369,721		03/06/87	300
Dickson City	PA	659,790	1,880,722	5,396	161	659,790	1,886,279	2,546,069	1,021,372		06/20/97	300
Mt Pleasant	SC	40,700	180,400	17,385	18,938	40,700	216,723	257,423	193,472		12/22/81	180
Clarksville	TN	290,775	395,870	None	187	290,775	396,057	686,832	223,696		11/26/96	300

Private Education
Peoria	AZ	281,750	625,779	69,854	32,448	281,750	728,081	1,009,831	597,716		03/30/88	300
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	566,162	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,712,335		03/04/98	300
Arlington	TX	195,650	387,355	None	6,850	195,650	394,205	589,855	310,088		02/07/91	300
Austin	TX	238,000	528,604	77,988	24,766	238,000	631,358	869,358	473,150		04/06/89	300
Coppell	TX	208,641	463,398	28,600	8,234	208,641	500,232	708,873	431,830		12/11/87	300
Missouri City	TX	221,025	437,593	2,202	21,467	221,025	461,262	682,287	366,444		12/13/90	300
Southlake	TX	228,279	511,750	None	25,453	228,279	537,203	765,482	391,074		03/10/93	300
Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	1,144,677		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,423,636	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	502,673	08/22/00	11/08/99	300

Restaurants
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	106,896		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	80,503		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	189,608		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	47,533		09/14/06	300
Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	55,007		09/14/06	300
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	254,304		11/01/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	42,890		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	160,269		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	175,112		08/31/01	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	257,972		11/01/06	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	47,531		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	211,123		08/31/01	300
Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	249,742		11/01/06	300
Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	77,246		09/14/06	300
Gadsden	AL	851,124	1,582,332	None	456	851,124	1,582,788	2,433,912	261,324		11/01/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	277,711		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	72,120		09/14/06	300
Haleyville	AL	262,500	488,357	None	None	262,500	488,357	750,857	59,416		12/21/07	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	68,322		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	175,191		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	89,752		09/14/06	300
Huntsville	AL	826,840	1,537,233	None	240	826,840	1,537,473	2,364,313	253,682		11/01/06	300
Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	248,972		11/01/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	54,595		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	91,318		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	45,845		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	46,328		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	118,974		10/12/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	50,295		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	81,101		09/14/06	300
Sylacauga	AL	801,413	1,490,012	15,338	25	801,413	1,505,375	2,306,788	250,099		11/01/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	80,213		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	50,758		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	77,895		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	262,715		08/31/01	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	288,765		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	None	907,534	1,687,608	2,595,142	278,454		11/01/06	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	201,259		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	85,340		09/14/06	300
Jonesboro	AR	173,984	323,371	None	None	173,984	323,371	497,355	40,421		11/16/07	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	221,008		08/31/01	300
Little Rock	AR	216,570	402,459	None	None	216,570	402,459	619,029	50,307		11/16/07	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	70,141		09/14/06	300
North Little Rock	AR	376,320	699,138	None	None	376,320	699,138	1,075,458	87,392		11/16/07	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	75,411		10/12/06	300
Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	265,180		11/01/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	185,214		11/20/97	300
Glendale	AZ	624,761	895,976	None	50,952	624,761	946,928	1,571,689	535,580		03/06/96	300
Glendale	AZ	1,511,430	3,264,231	None	None	1,511,430	3,264,231	4,775,661	530,590	11/06/06	05/16/06	300
Glendale	AZ	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	185,778		08/28/07	300
Goodyear	AZ	794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	217,844	02/23/06	04/08/05	300
Phoenix	AZ	704,014	1,307,998	None	None	704,014	1,307,998	2,012,012	176,578		08/28/07	300
Phoenix	AZ	766,680	1,424,378	None	None	766,680	1,424,378	2,191,058	192,289		08/28/07	300
Phoenix	AZ	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	204,108		08/28/07	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	235,720	09/29/04	04/16/04	300
Tempe	AZ	525,463	976,404	None	None	525,463	976,404	1,501,867	131,813		08/28/07	300
Tucson	AZ	107,393	500,154	None	61	107,393	500,215	607,608	498,264		01/17/86	300
Tucson	AZ	463,231	860,982	None	None	463,231	860,982	1,324,213	116,230		08/28/07	300
Tucson	AZ	496,194	922,053	None	None	496,194	922,053	1,418,247	124,475		08/28/07	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	273,530		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	339,353		09/24/98	300
Fresno	CA	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	140,894		08/28/07	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	404,764		09/23/98	300
Rancho Cucamonga	CA	95,192	441,334	None	66	95,192	441,400	536,592	441,396		12/20/85	300
Riverside	CA	90,000	170,394	135,301	None	90,000	305,695	395,695	218,676		12/09/76	300
Sacramento	CA	386,793	417,290	None	127	386,793	417,417	804,210	208,049		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	465,466		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	288,558	537,322	None	None	288,558	537,322	825,880	72,534		08/28/07	300
Colorado Springs	CO	152,000	704,736	None	None	152,000	704,736	856,736	688,786		09/30/86	300
Denver	CO	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	271,223	07/29/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	1,497	07/26/06	12/31/02	300
Littleton	CO	700,000	1,301,370	None	None	700,000	1,301,370	2,001,370	175,683		08/28/07	300
Parker	CO	778,054	1,148,443	None	13,550	778,054	1,161,993	1,940,047	252,950	06/10/05	02/23/05	300
Westminster	CO	261,466	487,102	None	None	261,466	487,102	748,568	65,756		08/28/07	300
Cromwell	CT	531,861	989,638	None	None	531,861	989,638	1,521,499	120,401		12/19/07	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	102,943		12/19/01	300
East Windsor	CT	0	1,235,134	None	None	0	1,235,134	1,235,134	166,721		08/30/07	300
Manchester	CT	0	1,353,727	None	None	0	1,353,727	1,353,727	182,731		08/30/07	300
Meriden	CT	369,482	687,116	None	None	369,482	687,116	1,056,598	92,758		08/28/07	300
New Milford	CT	0	705,127	None	None	0	705,127	705,127	95,170		08/30/07	300
Norwich	CT	644,000	1,198,741	None	None	644,000	1,198,741	1,842,741	161,813		08/30/07	300
Plainville	CT	0	1,452,933	None	None	0	1,452,933	1,452,933	196,124		08/30/07	300
Torrington	CT	504,167	939,051	None	None	504,167	939,051	1,443,218	126,755		08/30/07	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	114,528		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	255,032		12/19/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

West Haven	CT	540,663	1,006,829	None	None	540,663	1,006,829	1,547,492	135,905		08/30/07	300
Windsor Locks	CT	844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	212,198		08/30/07	300
Newark	DE	647,500	1,203,300	None	None	647,500	1,203,300	1,850,800	162,444		08/28/07	300
Casselberry	FL	403,900	897,075	2,816	89	403,900	899,980	1,303,880	747,436		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	188,490		08/31/01	300
Clearwater	FL	484,090	899,658	None	None	484,090	899,658	1,383,748	121,452		08/28/07	300
Cutler Bay	FL	962,500	1,788,329	None	None	962,500	1,788,329	2,750,829	241,422		08/28/07	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	187,873		08/31/01	300
Jacksonville	FL	150,210	693,445	None	253	150,210	693,698	843,908	693,512		09/13/85	300
Jacksonville	FL	1,451,180	658,461	25,752	23,207	1,451,180	707,420	2,158,600	125,837	08/04/06	05/09/06	300
Lake Mary	FL	774,043	1,438,165	None	None	774,043	1,438,165	2,212,208	194,150		08/28/07	300
Land O' Lakes	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	232,921	10/21/05	03/24/05	300
Margate	FL	688,583	1,279,430	None	None	688,583	1,279,430	1,968,013	172,721		08/28/07	300
Melbourne	FL	0	790,083	500	None	0	790,583	790,583	124,139		08/30/07	300
Miami	FL	962,500	1,788,139	None	None	962,500	1,788,139	2,750,639	241,397		08/28/07	300
Miami Beach	FL	786,510	1,461,294	None	None	786,510	1,461,294	2,247,804	197,273		08/28/07	300
New Port Richey	FL	929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	249,696	11/13/06	08/01/06	300
North Miami Bch.	FL	505,870	940,302	None	None	505,870	940,302	1,446,172	126,938		08/28/07	300
Orlando	FL	230,000	1,066,339	None	203	230,000	1,066,542	1,296,542	1,066,531		11/18/85	300
Orlando	FL	209,800	972,679	None	190	209,800	972,869	1,182,669	953,800		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	441,734	05/27/99	12/18/98	300
Orlando	FL	1,135,310	1,306,940	None	274	1,135,310	1,307,214	2,442,524	198,776	01/10/07	06/30/06	300
Orlando	FL	735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	184,648		08/30/07	300
Orlando	FL	0	790,583	None	None	0	790,583	790,583	106,706		08/30/07	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	393,549	03/27/00	08/24/99	300
Oviedo	FL	456,108	847,515	None	18	456,108	847,533	1,303,641	173,748		11/21/05	300
Oviedo	FL	465,993	866,048	None	None	465,993	866,048	1,332,041	116,915		08/28/07	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	262,683	02/17/99	12/29/98	300
Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	63,196		10/12/06	300
Pembroke Pines	FL	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	185,882		08/28/07	300
St. Petersburg	FL	379,455	705,487	None	None	379,455	705,487	1,084,942	95,238		08/28/07	300
Tallahassee	FL	385,000	715,857	None	None	385,000	715,857	1,100,857	87,095		12/25/07	300
Tallahassee	FL	175,000	325,857	None	None	175,000	325,857	500,857	39,645		12/25/07	300
Tampa	FL	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	241,396		08/28/07	300
Tampa	FL	700,000	1,300,785	None	None	700,000	1,300,785	2,000,785	175,604		08/28/07	300
Tampa	FL	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	136,796		08/28/07	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	122,461		12/22/05	300
Americus	GA	709,624	1,319,578	None	420	709,624	1,319,998	2,029,622	217,781		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	253,973		11/01/06	300
Cairo	GA	210,000	390,566	None	None	210,000	390,566	600,566	47,519		12/25/07	300
Duluth	GA	536,205	996,521	None	None	536,205	996,521	1,532,726	134,529		08/28/07	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	292,202		11/01/06	300
Garden City	GA	197,225	438,043	32,125	11,239	197,225	481,407	678,632	399,154		04/20/89	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	261,847		11/01/06	300
Lilburn	GA	237,822	442,409	None	None	237,822	442,409	680,231	59,723		08/28/07	300
Lithonia	GA	89,220	413,647	None	180	89,220	413,827	503,047	413,658		01/04/85	300
Marietta	GA	423,132	786,530	None	None	423,132	786,530	1,209,662	106,180		08/28/07	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	253,913		11/01/06	300
Roswell	GA	310,767	578,088	None	None	310,767	578,088	888,855	78,038		08/28/07	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	220,662		11/01/06	300
Snellville	GA	710,600	1,321,389	64,999	780	710,600	1,387,168	2,097,768	225,977		11/01/06	300
Statesboro	GA	201,250	446,983	None	595	201,250	447,578	648,828	374,823		11/14/89	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	284,177		11/01/06	300
Stone Mountain	GA	215,940	1,001,188	51,876	386	215,940	1,053,450	1,269,390	1,027,688		10/30/86	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	112,544		12/22/05	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	274,384		11/01/06	300
Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	276,576		11/01/06	300
Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	275,098		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	203,943		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	83,805		12/22/05	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	293,462		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	278,070	06/11/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	9,065	100,000	383,358	483,358	375,278		07/28/83	180
Burlington	IA	653,057	1,214,571	None	284	653,057	1,214,855	1,867,912	200,554		11/01/06	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	78,240		12/22/05	300
Cedar Falls	IA	187,250	349,057	None	None	187,250	349,057	536,307	42,464		12/21/07	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	47,029		12/22/05	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	252,274		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	257,901		11/01/06	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	124,042		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	31,736		12/22/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	126,299		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	95,623		02/28/06	300
Boise	ID	190,894	423,981	None	283	190,894	424,264	615,158	381,559		05/17/88	300
Boise	ID	161,352	334,041	None	283	161,352	334,324	495,676	294,894		10/07/88	300
Nampa	ID	74,156	343,820	None	127	74,156	343,947	418,103	333,134		12/31/86	300
Rexburg	ID	90,760	420,787	None	11,393	90,760	432,180	522,940	430,475		11/25/85	300
Alton	IL	225,785	419,315	None	None	225,785	419,315	645,100	369,936		10/18/88	300
Buffalo Grove	IL	306,250	569,693	None	None	306,250	569,693	875,943	76,906		08/28/07	300
Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	84,815		12/22/05	300
Champaign	IL	805,888	1,498,402	None	400	805,888	1,498,802	2,304,690	247,396		11/01/06	300
Countryside	IL	301,000	559,824	None	None	301,000	559,824	860,824	75,572		08/28/07	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	240,383		11/01/06	300
Elgin	IL	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	175,625		08/28/07	300
Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	251,601		11/21/05	300
Gurnee	IL	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	184,374		08/28/07	300
Joliet	IL	280,903	522,424	None	None	280,903	522,424	803,327	70,525		08/28/07	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	143,983		08/31/01	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	255,017		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	239,622		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	270,886		11/01/06	300
Oswego	IL	953,394	1,208,677	1,988	32,452	953,394	1,243,117	2,196,511	248,871	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	5,051	24,055	662,460	1,089,683	1,752,143	254,508	10/13/04	06/15/04	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	52,042		12/22/05	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	259,781		11/01/06	300
Swansea	IL	890,625	1,655,743	21,860	184	890,625	1,677,787	2,568,412	284,892		11/01/06	300
Waukegan	IL	496,908	923,576	None	None	496,908	923,576	1,420,484	124,681		08/28/07	300
Waukegan	IL	1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	300,627		12/21/07	300
Westmont	IL	475,300	883,468	None	None	475,300	883,468	1,358,768	119,266		08/28/07	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	254,945		11/01/06	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	189,044		11/21/05	300
Elkhart	IN	835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	256,475		11/01/06	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	51,396		12/22/05	300
Indianapolis	IN	437,500	813,225	None	None	437,500	813,225	1,250,725	109,784		08/28/07	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	48,842		12/22/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	148,648		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	159,783		12/13/05	300
Marion	IN	685,194	1,274,206	None	116	685,194	1,274,322	1,959,516	210,253		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	257,984		11/01/06	300
Muncie	IN	136,400	632,380	8,000	None	136,400	640,380	776,780	628,863		03/18/86	300
Muncie	IN	67,156	149,157	13,837	None	67,156	162,994	230,150	137,919		03/30/88	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	245,341		11/21/05	300
Munster	IN	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	140,525		08/28/07	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	60,555		12/22/05	300
South Bend	IN	133,200	617,545	None	134	133,200	617,679	750,879	612,391		04/28/86	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	235,377		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	134,769		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	58,557		12/22/05	300
Westfield	IN	213,341	477,300	None	211	213,341	477,511	690,852	398,024		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	105,576		09/14/06	300
Derby	KS	96,060	445,359	None	169	96,060	445,528	541,588	445,379		10/29/85	300
El Dorado	KS	87,400	405,206	None	173	87,400	405,379	492,779	402,005		04/10/86	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	85,953		09/14/06	300
Overland Park	KS	408,578	759,513	None	None	408,578	759,513	1,168,091	102,532		08/28/07	300
Overland Park	KS	754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	189,142		08/28/07	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	101,644		09/14/06	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	292,584		11/01/06	300
Topeka	KS	232,146	431,853	None	None	232,146	431,853	663,999	58,298		08/28/07	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	241,548		11/01/06	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	260,965		11/21/05	300
Hazard	KY	243,836	453,025	None	None	243,836	453,025	696,861	77,769		09/14/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	245,888		11/01/06	300
Lexington	KY	122,200	1,400	None	31,682	122,200	33,082	155,282	6,438		12/03/86	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	249,482		11/21/05	300
Louisville	KY	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	252,165		11/01/06	300
Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	134,729		09/14/06	300
Middlesboro	KY	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	263,724		11/01/06	300
Murray	KY	831,246	1,545,422	None	187	831,246	1,545,609	2,376,855	255,022		11/01/06	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	256,512		11/21/05	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	280,289		11/01/06	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	389,593		11/01/06	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	55,019		09/14/06	300
Deridder	LA	371,127	690,819	None	None	371,127	690,819	1,061,946	97,853		06/22/07	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	310,194		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	325,686		11/01/06	300
Jennings	LA	107,120	496,636	None	16	107,120	496,652	603,772	496,650		10/17/85	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	52,271		09/14/06	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	255,583		11/01/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	203,206		08/31/01	300
New Iberia	LA	917,582	1,706,269	None	None	917,582	1,706,269	2,623,851	281,533		11/01/06	300
Opelousas	LA	949,157	1,764,908	36,600	20,490	949,157	1,821,998	2,771,155	304,419		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	348,650		11/01/06	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	54,383		09/14/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	301,404		11/01/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	250,279		08/31/01	300
Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	49,408		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	63,870		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	82,984		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	85,899		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	43,318		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	46,635		09/14/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	275,636		11/01/06	300
Amesbury	MA	0	790,494	None	None	0	790,494	790,494	177,716		08/30/07	180
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	250,870		12/19/01	300
Auburn	MA	418,250	779,623	500	None	418,250	780,123	1,198,373	105,399		08/30/07	300
Billerica	MA	398,292	740,107	None	None	398,292	740,107	1,138,399	92,510		11/14/07	300
Chicopee	MA	761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	191,362		08/30/07	300
Chicopee Falls	MA	302,982	565,894	None	None	302,982	565,894	868,876	76,378		08/30/07	300
East Longmeadow	MA	614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	154,440		08/30/07	300
Fall River	MA	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	241,357		08/28/07	300
Gardner	MA	0	828,564	None	None	0	828,564	828,564	170,221		08/30/07	300
Great Barrington	MA	422,625	788,089	None	None	422,625	788,089	1,210,714	106,375		08/30/07	300
Greenfield	MA	389,436	726,452	None	None	389,436	726,452	1,115,888	98,054		08/30/07	300
Greenfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	191,315		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	101,700		12/19/01	300
Haverhill	MA	568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	142,923		08/30/07	300
Holyoke	MA	577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	145,246		08/30/07	300
Hyannis	MA	687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	172,886		08/30/07	300
Lawrence	MA	910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	228,265		08/28/07	300
Lee	MA	540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	135,929		08/30/07	300
North Adams	MA	377,300	703,914	None	None	377,300	703,914	1,081,214	95,011		08/30/07	300
Norwood	MA	840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	211,112		08/30/07	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	216,448		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	80,502		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	343,590		12/19/01	300
Quincy	MA	289,121	539,719	None	None	289,121	539,719	828,840	72,845		08/30/07	300
Raynham	MA	761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	191,316		08/30/07	300
Sagamore Beach	MA	620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	155,909		08/30/07	300
Saugus	MA	0	737,971	None	None	0	737,971	737,971	139,566		08/30/07	300
Seekonk	MA	614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	154,459		08/30/07	300
South Dartmouth	MA	379,217	707,492	None	None	379,217	707,492	1,086,709	95,494		08/30/07	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	313,047		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	346,635		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	69,336		12/19/01	300
Sudbury	MA	0	633,843	None	None	0	633,843	633,843	114,513		08/30/07	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	176,745		12/19/01	300
Tewksbury	MA	392,079	730,927	None	None	392,079	730,927	1,123,006	98,658		08/30/07	300
Ware	MA	220,457	412,133	500	None	220,457	412,633	633,090	55,787		08/30/07	300
West Springfield	MA	243,556	455,532	None	None	243,556	455,532	699,088	61,480		08/30/07	300
West Springfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	191,315		08/30/07	300
Wollaston	MA	411,366	766,745	None	None	411,366	766,745	1,178,111	103,493		08/30/07	300
Worcester	MA	578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	145,435		08/30/07	300
Hagerstown	MD	499,396	928,250	None	None	499,396	928,250	1,427,646	125,312		08/28/07	300
Waterville	ME	0	717,653	None	None	0	717,653	717,653	96,861		08/30/07	300
Windham	ME	0	831,301	1,000	None	0	832,301	832,301	112,537		08/30/07	300
Canton	MI	279,923	521,223	None	None	279,923	521,223	801,146	70,363		08/28/07	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	248,631		11/01/06	300
Flint	MI	827,853	0	None	None	827,853	-	827,853	0		04/13/95	300
Flint	MI	885,144	1,645,531	None	134	885,144	1,645,665	2,530,809	271,525		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	267,954		11/01/06	300
Livonia	MI	350,000	651,446	None	None	350,000	651,446	1,001,446	87,943		08/28/07	300
Saginaw	MI	766,531	1,425,263	None	134	766,531	1,425,397	2,191,928	235,181		11/01/06	300
Taylor	MI	847,070	1,574,821	None	418	847,070	1,575,239	2,422,309	260,009		11/01/06	300
Westland	MI	869,530	1,616,568	None	134	869,530	1,616,702	2,486,232	266,746		11/01/06	300
Roseville	MN	281,600	1,305,560	None	None	281,600	1,305,560	1,587,160	1,305,560		12/18/84	300
Belton	MO	89,328	418,187	22,270	14,678	89,328	455,135	544,463	452,874		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	165,220		08/31/01	300
Bridgeton	MO	743,559	1,585,207	109,755	21,922	743,559	1,716,884	2,460,443	247,202		11/01/06	300
Buffalo	MO	159,346	296,519	None	24	159,346	296,543	455,889	50,915		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	165,880		01/11/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	228,846		11/01/06	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	239,540		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	248,054		11/01/06	300
Fulton	MO	210,199	466,861	13,395	480	210,199	480,736	690,935	439,129		07/30/87	300
Hazelwood	MO	157,117	725,327	(104,329)	163	157,117	621,161	778,278	621,131		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	218,788		11/01/06	300
Joplin	MO	301,207	559,953	None	None	301,207	559,953	861,160	96,125		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	89,683		09/14/06	300
Kansas City	MO	315,334	586,423	None	None	315,334	586,423	901,757	79,163		08/28/07	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	70,141		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	148,348		11/20/97	300
Nevada	MO	222,552	494,296	12,800	174	222,552	507,270	729,822	462,461		07/30/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	92,806		09/14/06	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	80,242		09/14/06	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	153,543		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	237,533		11/01/06	300
Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	222,923		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	517,956		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	721	696,604	1,296,101	1,992,705	213,985		11/01/06	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	80,240		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	70,727		10/12/06	300
St. Charles	MO	175,413	809,791	None	210	175,413	810,001	985,414	809,955		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,185	695,121	1,003,063	1,698,184	602,929	12/22/95	03/16/95	300
St. Joseph	MO	960,412	1,785,308	None	None	960,412	1,785,308	2,745,720	294,575		11/01/06	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	229,394		08/31/01	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	228,308		11/01/06	300
Sullivan	MO	85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	357,949		12/27/84	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	107,743		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	132,308		09/14/06	300
Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	52,061		09/14/06	300
Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	50,342		09/14/06	300
Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	48,153		12/22/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	44,033		12/22/05	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	221,093		11/01/06	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	91,086		09/14/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	265,984		11/01/06	300
Flowood	MS	154,733	287,549	None	None	154,733	287,549	442,282	49,363		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	39,931		12/22/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	166,999		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	77,183		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	216,889		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	56,568		09/14/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	262,693		11/01/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	43,995		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	72,391		09/14/06	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	188,555		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	44,424		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	75,903		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	110,073		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	99,318		09/14/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	239,058		11/01/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	84,324		09/14/06	300
Meridian	MS	0	2,481,172	None	None	0	2,481,172	2,481,172	402,162		11/01/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	91,792		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	120,916		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	198,113		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	105,951		09/14/06	300
Olive Branch	MS	362,276	673,055	None	None	362,276	673,055	1,035,331	84,132		11/16/07	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	52,337		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	92,936		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	227,025		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	93,372		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	90,896		09/14/06	300
Southaven	MS	498,426	925,905	None	None	498,426	925,905	1,424,331	115,738		11/16/07	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	55,964		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	53,233		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	72,075		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	88,002		09/28/06	300
Vicksburg	MS	698,189	1,298,881	68,650	17,496	698,189	1,385,027	2,083,216	225,474		11/01/06	300
West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	32,966		12/22/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	85,506		09/14/06	300
Albemarle	NC	721,392	1,341,825	None	223	721,392	1,342,048	2,063,440	221,522		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	257,199		11/01/06	300
Asheville	NC	264,226	491,419	None	None	264,226	491,419	755,645	66,340		08/28/07	300
Fayetteville	NC	116,240	590,854	None	50	116,240	590,904	707,144	548,888		12/20/84	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	267,619		11/01/06	300
Goldsboro	NC	811,502	1,509,029	21,902	8,728	811,502	1,539,659	2,351,161	250,328		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	410	836,896	1,556,744	2,393,640	256,945		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	187	834,223	1,551,413	2,385,636	255,980		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	238,566		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	282,113		11/01/06	300
Wilkesboro	NC	183,050	406,562	None	139	183,050	406,701	589,751	375,632		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	47,456		12/22/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	246,155		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	56,426		12/22/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	81,394		12/22/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	51,232		12/22/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	57,729		12/22/05	300
Bellevue	NE	656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	207,126	09/20/05	02/24/05	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	219,678	05/05/05	12/21/04	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	163,811		01/11/06	300
Omaha	NE	350,000	650,877	None	None	350,000	650,877	1,000,877	87,866		08/28/07	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	202,129	03/09/05	01/12/05	300
Concord	NH	577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	145,193		08/30/07	300
Concord	NH	849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	213,441		08/30/07	300
Dover	NH	687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	172,834		08/30/07	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	112,285		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	169,111		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	176,013		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	219,537		12/19/01	300
Portsmouth	NH	391,650	730,167	None	None	391,650	730,167	1,121,817	98,555		08/30/07	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	251,635		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	94,212		12/19/01	300
Clark	NJ	541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	136,209		08/30/07	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	189,925		12/19/01	300
Hazlet	NJ	614,417	1,143,885	None	None	614,417	1,143,885	1,758,302	154,407		08/30/07	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	73,817		12/19/01	300
Middletown	NJ	0	640,403	None	None	0	640,403	640,403	140,058		08/30/07	300
Moorestown	NJ	294,708	550,139	None	None	294,708	550,139	844,847	74,252		08/30/07	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	68,036		12/19/01	300
Mt. Holly	NJ	0	1,092,178	None	None	0	1,092,178	1,092,178	132,878		12/17/07	300
Passaic	NJ	328,284	612,517	None	None	328,284	612,517	940,801	82,673		08/30/07	300
Pompton Plains	NJ	455,700	849,125	None	None	455,700	849,125	1,304,825	114,615		08/30/07	300
Toms River	NJ	826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	207,567		08/30/07	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	189,219	06/21/05	01/19/05	300
Albuquerque	NM	471,899	876,928	None	None	471,899	876,928	1,348,827	118,383		08/28/07	300
Albany	NY	457,538	852,510	None	None	457,538	852,510	1,310,048	115,072		08/30/07	300
Amherst	NY	412,349	767,082	None	None	412,349	767,082	1,179,431	103,554		08/28/07	300
Buffalo	NY	317,454	591,060	None	None	317,454	591,060	908,514	79,789		08/28/07	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	255,993		12/19/01	300
Clifton Park	NY	1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	261,356		08/30/07	300
East Greenbush	NY	623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	156,635		08/30/07	300
Elsmere	NY	316,382	590,387	None	None	316,382	590,387	906,769	79,685		08/30/07	300
Kingston	NY	430,667	802,583	None	None	430,667	802,583	1,233,250	108,331		08/30/07	300
Latham	NY	651,167	1,212,133	None	None	651,167	1,212,133	1,863,300	163,621		08/30/07	300
Middletown	NY	242,459	796,905	None	151	242,459	797,056	1,039,515	288,280		12/19/01	300
New Hartford	NY	226,041	422,563	None	None	226,041	422,563	648,604	57,029		08/30/07	300
Plattsburgh	NY	977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	245,314		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Watertown	NY	139,199	645,355	5,596	280	139,199	651,231	790,430	633,390		08/18/86	300
Akron	OH	723,347	17	10,940	44,667	723,347	55,624	778,971	26,329		12/22/94	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	80,126		08/30/07	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	80,126		08/30/07	300
Beavercreek	OH	229,445	428,857	None	None	229,445	428,857	658,302	57,878		08/30/07	300
Cincinnati	OH	299,187	556,978	None	None	299,187	556,978	856,165	75,169		08/28/07	300
Defiance	OH	71,273	135,109	None	358	71,273	135,467	206,740	18,334		08/30/07	300
Elyria	OH	79,545	150,491	None	None	79,545	150,491	230,036	20,299		08/30/07	300
Marion	OH	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	226,933		11/01/06	300
Maumee	OH	296,970	555,134	None	None	296,970	555,134	852,104	74,923		08/30/07	300
Mentor	OH	394,450	734,205	None	None	394,450	734,205	1,128,655	99,104		08/28/07	300
Mt. Vernon	OH	726,626	1,351,151	None	399	726,626	1,351,550	2,078,176	223,100		11/01/06	300
Mt. Vernon	OH	147,212	276,407	None	None	147,212	276,407	423,619	37,296		08/30/07	300
North Canton	OH	487,879	908,806	None	None	487,879	908,806	1,396,685	122,672		08/30/07	300
Parma	OH	473,710	881,038	None	None	473,710	881,038	1,354,748	118,938		08/28/07	300
Parma Heights	OH	275,758	514,866	None	None	275,758	514,866	790,624	69,490		08/30/07	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	252,860		11/01/06	300
Sandusky	OH	128,158	240,761	None	None	128,158	240,761	368,919	32,485		08/30/07	300
Stow	OH	317,546	712,455	None	None	317,546	712,455	1,030,001	653,170		12/31/87	300
Toledo	OH	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	158,990		08/28/07	300
Troy	OH	255,353	476,973	None	None	255,353	476,973	732,326	64,374		08/30/07	300
Vandalia	OH	145,833	273,579	None	None	145,833	273,579	419,412	36,916		08/30/07	300
Westlake	OH	169,697	317,897	None	None	169,697	317,897	487,594	42,899		08/30/07	300
Wooster	OH	763,642	1,419,901	None	399	763,642	1,420,300	2,183,942	234,443		11/01/06	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	54,707		12/22/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	192,494		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	57,494		12/22/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	149,446		08/31/01	300
Norman	OK	734,335	335,097	None	78,328	734,335	413,425	1,147,760	88,066	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	0	None	None	759,826	-	759,826	0		07/06/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	173	1,165,405	2,166,162	3,331,567	357,465		11/01/06	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	227,863		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	84,365		12/22/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	206,239		08/31/01	300
Tulsa	OK	490,000	910,004	None	173	490,000	910,177	1,400,177	180,562		01/24/06	300
Tulsa	OK	360,500	669,605	None	173	360,500	669,778	1,030,278	123,955		05/10/06	300
Tulsa	OK	1,021,904	1,899,486	None	173	1,021,904	1,899,659	2,921,563	313,492		11/01/06	300
Hermiston	OR	85,560	396,675	18,088	278	85,560	415,041	500,601	403,809		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	5	175,899	815,513	991,412	815,509		05/16/84	300
Salem	OR	198,540	689,507	None	None	198,540	689,507	888,047	384,545		05/23/89	300
Abington	PA	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	195,188		08/28/07	300
Feasterville	PA	236,303	441,673	None	None	236,303	441,673	677,976	59,609		08/30/07	300
Gap	PA	0	1,012,812	1,000	None	0	1,013,812	1,013,812	137,040		08/30/07	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	292,831		12/19/01	300
Greensburg	PA	315,000	586,368	None	None	315,000	586,368	901,368	79,156		08/28/07	300
Harrisburg	PA	577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	145,193		08/30/07	300
Horsham	PA	554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	139,350		08/30/07	300
Indiana	PA	828,653	1,540,630	None	439	828,653	1,541,069	2,369,722	254,393		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	149,714		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	166,649		12/19/01	300
Lebanon	PA	0	1,292,172	None	None	0	1,292,172	1,292,172	202,789		08/30/07	300
Philadelphia	PA	423,333	787,125	None	None	423,333	787,125	1,210,458	106,260		08/28/07	300
Philadelphia	PA	503,556	937,999	None	None	503,556	937,999	1,441,555	126,613		08/30/07	300
Cranston	RI	0	790,899	None	None	0	790,899	790,899	166,704		08/30/07	300
North Providence	RI	0	790,921	None	None	0	790,921	790,921	153,898		08/30/07	300
Pawtucket	RI	0	457,462	None	None	0	457,462	457,462	80,475		08/30/07	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	76,848		09/14/06	300
Gaffney	SC	727,738	1,353,238	19,998	29,532	727,738	1,402,768	2,130,506	238,570		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lancaster	SC	778,616	1,448,099	None	240	778,616	1,448,339	2,226,955	238,975		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	462	826,216	1,536,961	2,363,177	253,683		11/01/06	300
Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	52,357		12/22/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	42,079		12/22/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	74,222		12/22/05	300
Sioux Falls	SD	340,718	633,332	None	None	340,718	633,332	974,050	100,278		01/19/07	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	53,304		12/22/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	74,069		12/22/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	43,370		12/22/05	300
Antioch	TN	244,470	454,016	None	None	244,470	454,016	698,486	76,426		10/02/06	300
Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	48,641		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	201,772		08/31/01	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	253,873		11/01/06	300
Chattanooga	TN	933,003	1,734,392	23,327	10,363	933,003	1,768,082	2,701,085	287,590		11/01/06	300
Collierville	TN	433,503	805,339	None	None	433,503	805,339	1,238,842	100,667		11/16/07	300
Columbia	TN	410,242	761,878	None	None	410,242	761,878	1,172,120	128,250		10/02/06	300
Dyersburg	TN	695,135	1,292,644	90,256	25,739	695,135	1,408,639	2,103,774	233,830		11/01/06	300
Germantown	TN	356,774	662,837	None	None	356,774	662,837	1,019,611	82,855		11/16/07	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	287,305		11/01/06	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	49,752		09/14/06	300
Hermitage	TN	341,251	633,753	None	None	341,251	633,753	975,004	106,682		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	47,309		12/22/05	300
Jackson	TN	312,734	581,049	None	None	312,734	581,049	893,783	72,631		11/16/07	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	270,316		11/01/06	300
Kingsport	TN	786,332	1,462,055	29,450	5,435	786,332	1,496,940	2,283,272	248,105		11/01/06	300
Manchester	TN	411,504	764,222	None	None	411,504	764,222	1,175,726	128,644		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	55,382		09/14/06	300
McMinnville	TN	703,355	1,307,903	8,476	6,045	703,355	1,322,424	2,025,779	219,334		11/01/06	300
McMinnville	TN	442,735	635,260	None	None	442,735	635,260	1,077,995	102,682		12/21/06	300
Memphis	TN	405,274	1,060,680	None	None	405,274	1,060,680	1,465,954	655,854	06/30/95	03/17/95	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	47,339		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	79,568		10/12/06	300
Memphis	TN	871,951	1,621,017	85,717	11,361	871,951	1,718,095	2,590,046	272,020		11/01/06	300
Memphis	TN	309,358	574,779	None	None	309,358	574,779	884,137	71,847		11/16/07	300
Memphis	TN	374,048	694,918	None	None	374,048	694,918	1,068,966	86,865		11/16/07	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	44,078		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	198,984		08/31/01	300
Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	68,622		12/22/05	300
Murfreesboro	TN	376,568	699,340	None	None	376,568	699,340	1,075,908	117,722		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	115,111		12/21/06	300
Nashville	TN	147,915	274,700	None	None	147,915	274,700	422,615	46,241		10/02/06	300
Nashville	TN	432,494	803,203	None	None	432,494	803,203	1,235,697	135,206		10/02/06	300
Nashville	TN	350,983	651,825	None	None	350,983	651,825	1,002,808	109,724		10/02/06	300
Newport	TN	640,841	1,191,858	15,271	20,164	640,841	1,227,293	1,868,134	200,719		11/01/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	161,334		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	135,153		09/28/06	300
Shelbyville	TN	245,370	455,687	None	None	245,370	455,687	701,057	76,707		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	55,626		09/14/06	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	140,603	07/09/99	05/28/99	300
Amarillo	TX	763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	167,887	09/12/08	03/03/08	300
Arlington	TX	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	140,488		08/28/07	300
Arlington	TX	536,130	996,532	None	None	536,130	996,532	1,532,662	134,529		08/28/07	300
Arlington	TX	269,284	500,766	None	None	269,284	500,766	770,050	67,602		08/28/07	300
Austin	TX	699,395	1,167,223	None	33,728	699,395	1,200,951	1,900,346	230,329	02/15/06	09/15/05	300
Austin	TX	976,803	1,361,281	36,880	30,426	976,803	1,428,587	2,405,390	232,371	10/23/06	06/19/06	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	322,083		11/01/06	300
Bedford	TX	919,303	98,231	None	95	919,303	98,326	1,017,629	98,288		12/27/94	300
Cedar Park	TX	634,489	1,472,504	None	28,618	634,489	1,501,122	2,135,611	269,189	06/19/06	01/13/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Coppell	TX	212,875	396,007	None	None	212,875	396,007	608,882	53,459		08/28/07	300
Crockett	TX	90,780	420,880	19,412	8,696	90,780	448,988	539,768	432,542		12/17/85	300
Dallas	TX	242,025	479,170	None	76	242,025	479,246	721,271	371,607		06/25/91	300
Dallas	TX	742,507	0	13,316	447	742,507	13,763	756,270	1,575		04/13/95	300
Dallas	TX	386,451	718,361	None	None	386,451	718,361	1,104,812	96,977		08/28/07	300
El Campo	TX	98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/85	300
Ennis	TX	173,250	384,793	None	154	173,250	384,947	558,197	352,944		12/28/87	300
Fort Worth	TX	223,195	492,067	None	54	223,195	492,121	715,316	392,577		06/26/91	300
Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	242,607		02/10/95	300
Georgetown	TX	870,981	1,177,824	168,185	34,110	870,981	1,380,119	2,251,100	232,573	06/02/06	01/13/06	300
Grand Prairie	TX	280,000	520,197	None	None	280,000	520,197	800,197	70,226		08/28/07	300
Greenville	TX	909,311	1,690,848	34,606	28,728	909,311	1,754,182	2,663,493	289,041		11/01/06	300
Harker Heights	TX	943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	166,032	08/28/08	03/20/08	300
Hillsboro	TX	75,992	352,316	78,212	14,563	75,992	445,091	521,083	372,018		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	299,393		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	282,782		06/25/91	300
Houston	TX	1,096,376	2,300,690	235,500	102,585	1,096,376	2,638,775	3,735,151	1,341,474		09/05/97	300
Houston	TX	989,152	1,838,713	None	333	989,152	1,839,046	2,828,198	303,450		11/01/06	300
Houston	TX	962,500	1,788,491	None	None	962,500	1,788,491	2,750,991	241,444		08/28/07	300
Houston	TX	441,943	821,760	None	None	441,943	821,760	1,263,703	110,935		08/28/07	300
Houston	TX	335,664	624,233	None	None	335,664	624,233	959,897	84,270		08/28/07	300
Hurst	TX	215,623	401,245	None	None	215,623	401,245	616,868	54,166		08/28/07	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	679		02/05/03	300
Irving	TX	291,971	543,094	None	None	291,971	543,094	835,065	73,315		08/28/07	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	560,553		05/29/87	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	407,087		11/01/06	300
Lewisville	TX	448,000	832,667	None	None	448,000	832,667	1,280,667	112,408		08/28/07	300
Live Oak	TX	727,956	1,214,835	181,920	33,148	727,956	1,429,903	2,157,859	274,996	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	377,826		11/01/06	300
Lufkin	TX	105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/08/85	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	48,316		12/22/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	41,688		12/22/05	300
Mesquite	TX	134,940	625,612	None	106	134,940	625,718	760,658	622,238		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,268	None	254	984,909	1,831,522	2,816,431	302,163		11/01/06	300
Mexia	TX	93,620	434,046	None	125	93,620	434,171	527,791	434,078		12/18/85	300
New Braunfels	TX	860,262	1,169,016	250,000	56,722	860,262	1,475,738	2,336,000	266,875	02/14/06	10/12/05	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	253,174		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	261	03/12/03	06/27/02	300
Plano	TX	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	210,708		08/28/07	300
Plano	TX	581,637	1,081,045	None	None	581,637	1,081,045	1,662,682	145,939		08/28/07	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	211,475		02/09/95	300
San Antonio	TX	835,431	1,185,257	None	49,931	835,431	1,235,188	2,070,619	245,897	12/02/05	06/24/05	300
San Antonio	TX	690,443	1,109,136	None	40,933	690,443	1,150,069	1,840,512	231,429	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,227,220	None	45,378	835,586	1,272,598	2,108,184	216,806	09/14/06	05/09/06	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	318,880		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	303,812		06/25/91	300
Spring	TX	378,654	704,206	None	None	378,654	704,206	1,082,860	95,066		08/28/07	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	328,612		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	185,048		02/09/95	300
Temple	TX	797,574	1,193,813	1,350	19,570	797,574	1,214,733	2,012,307	211,787	09/14/06	04/07/06	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	216,847		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	54,851		12/22/05	300
Waxahachie	TX	326,935	726,137	None	16,700	326,935	742,837	1,069,772	680,923		12/29/87	300
Waxahachie	TX	1,035,794	1,925,746	None	None	1,035,794	1,925,746	2,961,540	317,747		11/01/06	300
Sandy	UT	635,945	884,792	None	286	635,945	885,078	1,521,023	532,490		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	259,338		11/01/06	300
Chester	VA	541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	136,167		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Danville	VA	751,055	1,396,772	None	644	751,055	1,397,416	2,148,471	230,748		11/01/06	300
Hampton	VA	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	201,931		08/28/07	300
Lynchburg	VA	308,824	573,529	None	None	308,824	573,529	882,353	6,691		09/14/10	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	255,611		11/01/06	300
Midlothian	VA	421,479	785,639	None	None	421,479	785,639	1,207,118	106,044		08/30/07	300
Richmond	VA	326,265	608,812	None	None	326,265	608,812	935,077	82,172		08/30/07	300
Richmond	VA	385,000	717,891	None	None	385,000	717,891	1,102,891	96,898		08/30/07	300
Staunton	VA	867,684	1,613,368	17,107	39,801	867,684	1,670,276	2,537,960	285,062		11/01/06	300
Suffolk	VA	816,986	1,519,214	None	None	816,986	1,519,214	2,336,200	250,669		11/01/06	300
Virginia Beach	VA	551,588	797,260	7,275	105	551,588	804,640	1,356,228	410,884		02/23/98	300
Williamsburg	VA	651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	163,630		08/30/07	300
Woodbridge	VA	962,500	1,788,300	None	None	962,500	1,788,300	2,750,800	241,419		08/28/07	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	243,599		12/19/01	300
Brattleboro	VT	0	738,115	None	None	0	738,115	738,115	147,877		08/30/07	300
Rutland	VT	812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	203,993		08/30/07	300
Williston	VT	0	1,197,659	None	None	0	1,197,659	1,197,659	201,199		08/30/07	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	330,852		03/27/98	300
Tacoma	WA	198,857	921,947	51,224	6	198,857	973,177	1,172,034	936,674		05/29/84	300
Grafton	WI	149,778	332,664	None	172	149,778	332,836	482,614	307,448		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	113,597		01/11/06	300
Sturgeon Bay	WI	214,865	477,221	34,385	243	214,865	511,849	726,714	447,323		12/01/87	300
Parkersburg	WV	722,732	1,343,920	None	399	722,732	1,344,319	2,067,051	221,907		11/01/06	300
Laramie	WY	210,000	466,417	None	72	210,000	466,489	676,489	384,321		03/12/90	300

Shoe Stores
Staten Island	NY	3,190,883	3,413,824	9,932	207,462	3,190,883	3,631,218	6,822,101	1,328,076		03/26/98	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	1,858,323		10/17/01	300
Mesa	AZ	984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	238,104		02/12/07	300
Phoenix	AZ	2,730,000	4,509,356	None	None	2,730,000	4,509,356	7,239,356	37,578		10/22/10	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,223,316		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	726,144	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	746,075		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	823,057		10/17/01	300
Jupiter	FL	1,698,316	4,352,255	None	247,335	1,698,316	4,599,590	6,297,906	1,381,644		05/03/00	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,501,527		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	947,922		10/17/01	300
Pooler	GA	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	344,568		03/01/06	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	677,318		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,122,264		10/17/01	300
Kearney	NE	173,950	344,393	None	203	173,950	344,596	518,546	281,859		05/01/90	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,074,828		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,424,562		11/08/01	300
Columbia	SC	1,145,120	2,770,957	None	432	1,145,120	2,771,389	3,916,509	354,453		03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	719,697		03/03/05	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	921,283		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,097,586		10/17/01	300
Phoenix	AZ	3,250,000	5,735,722	None	None	3,250,000	5,735,722	8,985,722	47,798		10/22/10	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	3,846		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	5,747		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	3,696,417		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	5,813		09/27/00	300
Council Bluffs	IA	4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	1,345,443		01/31/08	300
Dubuque	IA	3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	700,058		01/31/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	1,919,994		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	1,982,098		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	740,799		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	1,081,648		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	1,943,746		09/28/05	300
Rockford	IL	4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	3,529,734		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	2,202,266		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	1,679,511		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	1,531,263		09/28/05	300
Indianapolis	IN	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	3,538,984		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	2,081,919		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	3,167,479		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	3,233,037		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	1,031,337		09/28/05	300
Rockaway	NJ	8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	2,377,262	12/06/06	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	9,196	None	2,700,000	5,579,701	8,279,701	1,181,868		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	557		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	1,677,491		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	6,578		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	3,993		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	499,723		07/26/06	300
Laredo	TX	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	919,213	10/11/06	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	1,081,705		12/21/05	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	989,891		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	4,013,079		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	12,825		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	-	1,988,142	0		07/27/00	300
Fitchburg	WI	5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	1,217,707		01/31/08	300

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	1,359,485	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	10,249	357	392,795	875,721	1,268,516	460,193		09/30/97	300
Port St. Lucie	FL	612,695	702,209	4,825	424	612,695	707,458	1,320,153	337,521	12/09/98	09/08/98	300
Brunswick	GA	290,369	788,880	None	269	290,369	789,149	1,079,518	411,549		12/31/97	300
Plainfield	IN	453,645	908,485	None	205	453,645	908,690	1,362,335	470,805		01/30/98	300
Wichita	KS	289,714	797,856	6,400	168	289,714	804,424	1,094,138	387,268		11/23/98	300
Winchester	KY	355,474	929,177	None	187	355,474	929,364	1,284,838	466,163		06/30/98	300
Centerville	OH	601,408	758,192	9,017	116	601,408	767,325	1,368,733	380,710		06/30/98	300
Forest Park	OH	328,187	921,232	61,672	190	328,187	983,094	1,311,281	483,823		11/14/97	300
Springboro	OH	261,916	897,489	3,948	116	261,916	901,553	1,163,469	441,489		09/21/98	300
Bartlett	TN	420,000	674,437	8,080	91	420,000	682,608	1,102,608	312,142	05/12/99	02/23/99	300
Hendersonville	TN	333,677	938,592	None	180	333,677	938,772	1,272,449	489,641		12/10/97	300
Murfreesboro	TN	406,056	886,293	None	271	406,056	886,564	1,292,620	471,183		09/26/97	300
Hurst	TX	373,084	871,163	23,096	579	373,084	894,838	1,267,922	429,942		07/29/98	300
Lubbock	TX	266,805	857,492	None	53	266,805	857,545	1,124,350	458,700		08/29/97	300
Hampton	VA	373,499	836,071	7,601	107	373,499	843,779	1,217,278	436,716		12/19/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Wine and Spirits
Calistoga	CA	12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	60,894		06/25/10	300
Calistoga	CA	5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	458,358		06/25/10	300
Calistoga	CA	6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	34,166		06/25/10	300
Calistoga	CA	4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	43,564		06/25/10	300
Calistoga	CA	8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	44,787		06/25/10	300
Calistoga	CA	12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	106,566		06/25/10	300
Calistoga	CA	45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	226,750		06/25/10	300
Calistoga	CA	10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	9,312		12/15/10	300
Napa	CA	6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	541,667		06/25/10	300
Napa	CA	11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	62,147		06/25/10	300
Napa	CA	17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	133,249		06/25/10	300
Napa	CA	10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	4,873		09/17/10	300
Napa	CA	4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	498		12/15/10	300
Paicines	CA	12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	3,486		12/15/10	300
St. Helena	CA	15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	91,567		06/25/10	300
St. Helena	CA	23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	143,639		06/25/10	300

Other
El Centro	CA	520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	112,938		09/17/09	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	1,188,733	116,149	2,485,160	10,002,704	12,487,864	15,157,662	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	207,619		11/26/96	300
Jackson	MS	405,360	656,296	(124,313)	21,751	405,360	553,734	959,094	387,472		11/26/96	300
Meridian	MS	181,156	515,598	75,460	None	181,156	591,058	772,214	318,641		11/26/96	300
Lakewood	NY	144,859	526,301	None	171	144,859	526,472	671,331	297,404		11/26/96	300
Houston	TX	867,767	687,042	163,642	2,478	867,767	853,162	1,720,929	411,184		03/07/97	300
Humble	TX	106,000	545,518	47,680	9,098	106,000	602,296	708,296	574,897		03/25/86	300
Lubbock	TX	49,000	108,831	10,282	2,181	49,000	121,294	170,294	105,214		10/29/87	300
N. Richland Hills	TX	238,000	528,608	4,810	6,986	238,000	540,404	778,404	410,961		09/26/88	300
Crest Net Lease		2,556,276	380,040	15,350		2,556,276	395,390	2,951,666	-
Misc Investments		-	398,245			-	398,245	398,245	390,813

		1,525,890,480	2,582,588,731	7,185,077	4,237,014	1,522,572,069	2,597,329,233	4,119,901,302	715,023,381

Note 1.	Two thousand four hundred eighty-five of the properties are single-tenant retail outlets.

	One property in Sheboygan, WI, one property in Jackson, TN, one property in Humble, TX, one property in Escondido, CA, one property
	in Houston, TX, one property in Cedar Park, TX, one property in Cutler Ridge, FL, one property in Virginia Beach, VA and three other
	properties in San Diego, CA are multi-tenant, distribution and office properties.

	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $3,980,882,062.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2010	2009	2008

	Balance at Beginning of Period	3,449,776,818	3,416,323,971	3,294,949,787

	Additions During Period:
	Acquisitions	713,534,296	57,937,191	189,627,022
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(15,384,932)	(860,287)	(397,402)
	Equipment	33,268	25,500	89,250
	Improvements, Etc.	2,044,036	1,853,609	1,408,690
	Other (Leasing Costs)	1,500,953	1,185,163	1,290,807
	Total Additions	701,727,621	60,141,176	192,018,367

	Deductions During Period:
	Cost of Real Estate Sold	30,254,678	25,420,455	67,079,032
	Cost of Equipment Sold	0	2,750	0
	Releasing costs	410,234	801,363	191,151
	Other (including Provisions for Impairment)	938,225	463,761	3,374,000
	Total Deductions	31,603,137	26,688,329	70,644,183
	Balance at Close of Period	4,119,901,302	3,449,776,818	3,416,323,971

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	632,894,759	554,171,306	470,695,343

	Additions During Period - Provision for Depreciation	94,489,028	90,524,336	90,424,612

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold	12,360,406	11,800,883	6,948,649
	Balance at Close of Period	715,023,381	632,894,759	554,171,306

Note 5.	In 2010, provisions for impairment were recorded on four Realty Income properties and three Crest properties.
	In 2009, provisions for impairment were recorded on one Realty Income property and five Crest properties.
	In 2008, no provisions for impairment were recorded on Realty Income properties. Provisons for impairment were recorded on three Crest properties.

Note 6.
In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $81,593 in 2010 , negative $62,571 in 2009 and $335,283 in 2008 to two buildings for the fair value of legal obligations to perform asset-retirement activities that are conditional on future events.  These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.