Form 10-Q
period 2011-03-31
REALTY INCOME CORP
filed 2011-04-28
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, " "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 126,828,616 shares of common stock outstanding as of April 20, 2011.

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	2011	2010
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,547,899	$1,520,413
Buildings and improvements	2,681,780	2,592,449
Total real estate, at cost	4,229,679	4,112,862
Less accumulated depreciation and amortization	(736,770)	(711,615)
Net real estate held for investment	3,492,909	3,401,247
Real estate held for sale, net	4,064	3,631
Net real estate	3,496,973	3,404,878
Cash and cash equivalents	129,707	17,607
Accounts receivable, net	10,506	11,301
Goodwill	17,206	17,206
Other assets, net	116,164	84,598
Total assets	$3,770,556	$3,535,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$20,356	$19,051
Accounts payable and accrued expenses	23,804	47,019
Other liabilities	16,248	22,555
Line of credit payable	--	--
Notes payable	1,600,000	1,600,000
Total liabilities	1,660,408	1,688,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2011 and 2010	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 126,828,609 and 118,058,988
shares issued and outstanding as of March 31, 2011 and
December 31, 2010, respectively	2,351,962	2,066,287
Distributions in excess of net income	(579,604)	(557,112)
Total stockholders’ equity	2,110,148	1,846,965
Total liabilities and stockholders’ equity	$3,770,556	$3,535,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2011 and 2010
(dollars in thousands, except per share data)
(unaudited)

	2011	2010

REVENUE
Rental	$97,616	$82,512
Other	140	106
Total revenue	97,756	82,618

EXPENSES
Depreciation and amortization	26,810	23,041
Interest	25,122	21,395
General and administrative	7,870	6,711
Property	1,983	1,971
Income taxes	368	277
Total expenses	62,153	53,395
Income from continuing operations	35,603	29,223
Income from discontinued operations:
Real estate acquired for resale by Crest	222	211
Real estate held for investment	174	771
Total income from discontinued operations	396	982
Net income	35,999	30,205
Preferred stock cash dividends	(6,063)	(6,063)
Net income available to common stockholders	$29,936	$24,142

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.25	$0.22
Diluted	$0.25	$0.22
Net income:
Basic	$0.25	$0.23
Diluted	$0.25	$0.23
Weighted average common shares outstanding:
Basic	118,960,878	103,606,241
Diluted	119,109,044	103,686,440

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010
(dollars in thousands)(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,999	$30,205
Adjustments to net income:
Depreciation and amortization	26,810	23,041
Income from discontinued operations:
Real estate acquired for resale	(222)	(211)
Real estate held for investment	(174)	(771)
Provisions for impairment on real estate held for investment	164	--
Amortization of share-based compensation	2,180	1,761
Cash provided by discontinued operations:
Real estate acquired for resale by Crest	222	211
Real estate held for investment	124	352
Collection of notes receivable by Crest	36	34
Change in assets and liabilities:
Accounts receivable and other assets	7,509	5,661
Accounts payable, accrued expenses and other liabilities	(31,122)	(23,756)
Net cash provided by operating activities	41,526	36,527
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties, discontinued operations	1,099	797
Funds held in escrow pending property acquisitions	(6,148)	--
Restricted escrow deposit for Section 1031 tax-deferred exchange	--	(609)
Acquisition of and improvements to investment properties	(118,576)	(28,713)
Intangibles acquired in connection with acquisitions of investment properties	(32,067)	--
Net cash used in investing activities	(155,692)	(28,525)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(51,123)	(44,764)
Cash dividends to preferred stockholders	(6,063)	(6,063)
Borrowings from line of credit	38,600	58,400
Payments under line of credit	(38,600)	(23,100)
Proceeds from common stock offerings, net	285,533	--
Debt issuance costs	(43)	--
Other items	(2,038)	(1,652)
Net cash provided by (used in) financing activities	226,266	(17,179)
Net increase (decrease) in cash and cash equivalents	112,100	(9,177)
Cash and cash equivalents, beginning of period	17,607	10,026
Cash and cash equivalents, end of period	$129,707	$849

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

1.	Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we", "our" or "us") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2010 balances have been reclassified to conform to the 2011 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2011, we owned 2,519 properties, located in 49 states, containing over 22.5 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.1 million at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2011	2010
Value of in-place and above-market leases, net	$58,358	$26,221
Notes receivable issued in connection with Crest property sales	22,039	22,075
Deferred bond financing costs, net	13,820	14,203
Prepaid expenses	8,971	8,431
Funds held in escrow pending property acquisitions	6,148	--
Restricted escrow deposits for Section 1031 tax-deferred exchanges	--	6,361
Credit facility organization costs, net	4,227	4,619
Corporate assets, net of accumulated depreciation and amortization	790	827
Other items	1,811	1,861
	$116,164	$84,598

E. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2011	2010
Common stock distributions	$18,335	$17,030
Preferred stock dividends	2,021	2,021
	$20,356	$19,051

F. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2011	2010
Bond interest payable	$12,533	$33,240
Other items	11,271	13,779
	$23,804	$47,019

	March 31,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2011	2010
Rent received in advance	$7,690	$14,564
Security deposits	4,361	4,539
Value of in-place below-market leases, net	4,197	3,452
	$16,248	$22,555

3.       Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first three months of 2011, Realty Income invested $150.7 million in 26 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.9%. These 26 new properties, and properties under development, are located in 15 states, contain over 1.3 million leasable square feet and are 100% leased with an average lease term of 16.6 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. In accordance with generally accepted accounting principles, or GAAP, acquisition transaction costs of $371,000 were recorded to "general and administrative" expense on our consolidated statement of income, for the three months ended March 31, 2011.

In March 2011, we announced the signing of definitive purchase agreements for the acquisition of approximately $544 million of 33 single-tenant retail, distribution, office and manufacturing properties.  Included in the $150.7 million invested, during the first three months of 2011, is $130.1 million invested in 13 of the 33 properties.  In aggregate, the total properties to be acquired in connection with this previously announced transaction will be located in 17 different states and consist of approximately 3.8 million square feet of leasable space. The majority of the lease revenue from these single-tenant properties will be generated from investment grade tenants, or their operating subsidiaries, in 11 different industries. The average remaining lease term of these properties will be over 11 years and all of the properties have in-place leases.

In comparison, during the first three months of 2010, Realty Income invested $27.7 million in eight new properties with an initial weighted average contractual lease rate of 9.0%. These eight properties are located in six states, contain over 104,000 leasable square feet, and are 100% leased with an average lease term of 18.2 years. In accordance with GAAP, acquisition transaction costs of $48,000 were recorded to "general and administrative" expense on our consolidated statement of income, for the three months ended March 31, 2010.

During the first three months of 2011, we capitalized costs of $943,000 on existing properties in our portfolio, consisting of $269,000 for re-leasing costs and $674,000 for building and tenant improvements. In comparison, during the first three months of 2010, we capitalized costs of $935,000 on existing properties in our portfolio, consisting of $292,000 for re-leasing costs and $643,000 for building and tenant improvements.

B.  During the first three months of 2011 and 2010, Crest did not invest in any new properties.  Crest’s property inventory, which is classified as held for investment, consisted of three properties with a net book value of $2.9 million at March 31, 2011 and $3.0 million at December 31, 2010.

C.  Of the $150.7 million invested by Realty Income in the first three months of 2011, approximately $130.1 million was used to acquire 13 properties with existing leases. Associated with these 13 properties, we recorded $21.8 million as the intangible value of the in-place leases, $11.1 million as the intangible value of above-market leases and $833,000 as the intangible value of below-market leases. The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of March 31, 2011, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet, as of March 31, 2011. All of these amounts are amortized over the life of the respective leases.

 4.     Credit Facility

In December 2010, we entered into a $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of "other assets" on our consolidated balance sheet at December 31, 2010.  At March 31, 2011, the balance of these credit facility origination costs was $3.8 million, which is being amortized over the remaining term of the credit facility.  The remaining credit facility origination costs that were incurred as a result of entering into our previous $355 million credit facility, which were $417,000 at March 31, 2011, are included in "other assets" and are being amortized over the remaining term of our current $425 million credit facility.

The average borrowing rate on our credit facility during the first three months of 2011 was 2.1% and, during the first three months of 2010, was 1.2%. Our borrowing rate at March 31, 2011 was 2.1%, and at March 31, 2010 was 1.2%. Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.       Notes Payable

Our senior unsecured note obligations consist of the following at March 31, 2011 and December 31, 2010, sorted by maturity date (dollars in millions):

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
$1,600

6.     Issuance of Common Stock

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After offering costs of $14.7 million, the net proceeds of approximately $285.5 million have been and will be used to fund a substantial portion of the previously announced property acquisitions aggregating approximately $544 million, which are expected to close during the next four to six months. The remaining net proceeds, if any, will be used for general corporate purposes and working capital.

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated
At March 31, 2011	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.0	$22.9
Notes payable	$1,600.0	$1,721.3

	Carrying value per	Estimated
At December 31, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.1	$23.2
Notes payable	$1,600.0	$1,707.1

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

8.       Gain on Sales of Investment Properties

During the first three months of 2011, we sold three investment properties for $1.1 million, which resulted in a gain of $129,000. In comparison, during the first three months of 2010, we sold three investment properties for $1.8 million, which resulted in a gain of $703,000. The results of operations for these properties have been reclassified as discontinued operations.

During the first three months of 2011 and 2010, Crest did not sell any properties.

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

For the first three months of 2011, Realty Income recorded a provision for impairment of $36,000 on one property, which was sold in March 2011. For the first three months of 2010, Realty Income recorded a provision for impairment of $34,000 on one property, which was sold in the second quarter of 2010.  For the first three months of 2011 and 2010, no provisions for impairment were recorded by Crest.

Operations from nine investment properties were classified as held for sale at March 31, 2011, plus properties sold in 2011 and 2010, are reported as discontinued operations. Their respective results of operations have been reclassified as "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Crest's income from discontinued operations, real estate acquired for resale	2011	2010
Interest revenue	$347	$350
Interest expense	(200)	(128)
General and administrative expense	(13)	(97)
Property expenses	(3)	(3)
Income tax benefit	91	89
Income from discontinued operations, real estate acquired for resale by Crest	$222	$211

The following is a summary of Realty Income’s "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Realty Income's income from discontinued operations, real estate held for investment	2011	2010
Gain on sales of investment properties	$129	$703
Rental revenue	199	780
Other revenue	20	10
Depreciation and amortization	(43)	(250)
Property expenses	(95)	(438)
Provision for impairment	(36)	(34)
Income from discontinued operations, real estate held for investment	$174	$771

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended March 31,
Total discontinued operations	2011	2010
Real estate acquired for resale by Crest	$222	$211
Real estate held for investment	174	771
Income from discontinued operations	$396	$982
Per common share, basic and diluted	$0.00	$0.01

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on the consolidated statements of income have each been calculated independently.

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first three months of 2011 and 2010:

Month	2011	2010
January	$0.14425	$0.14300
February	0.14425	0.14300
March	0.14425	0.14300
Total	$0.43275	$0.42900

At March 31, 2011, a distribution of $0.1445625 per common share was payable and was paid in April 2011.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During each of the first three months of 2011 and 2010, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million, and at March 31, 2011, a monthly dividend of $0.1536459 per share was payable and was paid in April 2011.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During each of the first three months of 2011 and 2010, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2011, a monthly dividend of $0.140625 per share was payable and was paid in April 2011.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2011	2010
Weighted average shares used for the basic net income per share computation	118,960,878	103,606,241
Incremental shares from share-based compensation	148,166	80,199
Adjusted weighted average shares used for diluted net income per share computation	119,109,044	103,686,440
Unvested shares from share-based compensation that were anti-dilutive	800	520

12.       Supplemental Disclosures of Cash Flow Information

Interest paid, in the first three months of 2011, was $44.9 million and, in the first three months of 2010, was $37.1 million.

Interest capitalized to properties under development, in the first three months of 2011, was $71,000 and, in the first three months of 2010, was $2,000.

Income taxes paid by Realty Income and Crest, in the first three months of 2011, was $834,000 and, in the first three months of 2010, was $865,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense, for the first three months of 2011, was $2.2 million and, for the first three months of 2010, was $1.8 million.

B.  See note 9 for a discussion of impairments recorded by Realty Income and Crest in discontinued operations, for the first three months of 2011.  Additionally, for the first three months of 2011, Realty Income recorded a provision for impairment of $164,000 on one property held for investment at March 31, 2011.  This provision for impairment is included in "property expenses" on our consolidated statement of income, for the three months ended March 31, 2011.

C.  In the first three months of 2010, we recorded a $1.0 million receivable for the sale of an investment property as a result of an eminent domain action. This receivable is included in "other assets" on our consolidated balance sheet at March 31, 2010.

D.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $951,000 at March 31, 2011.

13.       Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 32 industry and activity segments (including properties owned by Crest that are grouped together as a segment). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of March 31, 2011 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2011	2010
Segment net real estate:
Automotive service	$105,428	$106,669
Automotive tire services	194,343	195,883
Beverages	301,176	302,159
Child care	71,942	73,235
Convenience stores	706,634	711,667
Drug stores	157,903	143,739
Health and fitness	224,527	220,296
Restaurants	729,336	734,615
Theaters	278,743	281,072
23 other non-reportable segments	726,941	635,543
Total segment net real estate	3,496,973	3,404,878
Other intangible assets - Apparel	3,526	3,644
Other intangible assets - Automotive tire services	573	588
Other intangible assets - Drug stores	15,322	5,938
Other intangible assets - Equipment services	2,454	-
Other intangible assets - Financial services	5,596	-
Other intangible assets - Grocery stores	5,937	6,031
Other intangible assets - Health and fitness	1,672	1,707
Other intangible assets - Office supplies	376	390
Other intangible assets - Sporting goods	5,670	5,786
Other intangible assets - Theaters	1,502	1,579
Other intangible assets - Transportation services	15,188	-
Other intangible assets - Other	540	558
Goodwill - Automotive service	1,338	1,338
Goodwill - Child care	5,353	5,353
Goodwill - Convenience stores	2,074	2,074
Goodwill - Home furnishings	1,557	1,557
Goodwill - Restaurants	3,779	3,779
Goodwill - non-reportable segments	3,105	3,105
Other corporate assets	198,021	87,285
Total assets	$3,770,556	$3,535,590

Revenue for the three months ended March 31:	2011	2010
Segment rental revenue:
Automotive service	$4,116	$3,903
Automotive tire services	5,507	5,496
Beverages	5,669	-
Child care	5,678	5,568
Convenience stores	19,404	14,192
Drug stores	3,724	3,432
Health and fitness	6,242	5,533
Restaurants	18,393	18,772
Theaters	7,956	7,563
23 non-reportable segments	20,927	18,053
Total rental revenue	97,616	82,512
Other revenue	140	106
Total revenue	$97,756	$82,618

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

The amount of share-based compensation costs recognized in "general and administrative expense" on our consolidated statements of income, during the first three months of 2011, was $2.2 million and, during the first three months of 2010, was $1.8 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months ended March 31, 2011		For the year ended December 31, 2010
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	924,294	$19.69	853,234	$19.14
Shares granted	203,014	33.82	278,200	28.99
Shares vested	(204,664)	23.99	(206,153)	23.70
Shares forfeited	(148)	25.53	(987)	26.03
Outstanding nonvested shares, end of each period	922,496	$24.80	924,294	$19.69
(1) Grant date fair value.

During the first three months of 2011, we issued 203,014 shares of common stock under our Stock Plan. These shares vest over the following service periods: 13,158 vested immediately, 5,000 vest over a service period of one year, 58,400 vest over a service period of three years and 126,456 vest over a service period of five years.

As of March 31, 2011, the remaining unamortized share-based compensation expense totaled $22.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2011 or 2010.

As of March 31, 2011, there were no remaining stock options outstanding. During the first three months of 2011, there were 2,454 stock options exercised, at an exercise price of $14.70, and there were no stock option forfeitures.  Stock options, none of which were granted after January 1, 2002, were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.

15.       Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and/or reinvesting their distributions. The Plan allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The Plan authorizes up to 6,000,000 common shares to be issued.  Through March 31, 2011, no new shares have been issued under The Plan.

16.       Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2011, we have contingent payments of $922,000 for tenant improvements and leasing costs. In addition, we have committed $9.1 million under construction contracts, which is expected to be paid in the next twelve months.

17.       Subsequent Events

A.    In April 2011, we declared the following dividends, which will be paid in May 2011:

-	$0.1445625 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

B.
In conjunction with our previously announced acquisition of 33 single tenant, retail, distribution, office and manufacturing properties during the next four to six months, we invested $103 million in five properties during April 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant properties;
●	Future expenditures for development projects; and
●	Profitability of our subsidiary, Crest Net Lease, Inc., or Crest.

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010.

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

Generally, our portfolio management efforts seek to include:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At March 31, 2011, we owned a diversified portfolio:

●	Of 2,519 properties;
●	With an occupancy rate of 96.8%, or 2,438 properties occupied and only 81 properties available for lease;
●	Leased to 125 different retail and other commercial enterprises doing business in 31 separate industries;
●	Located in 49 states;
●	With over 22.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,900 square feet.

Of the 2,519 properties in the portfolio, 2,503, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At March 31, 2011, of the 2,503 single-tenant properties, 2,423 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.5 years.

In addition, at March 31, 2011, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $22.0 million at March 31, 2011.

We typically acquire properties under long-term leases with regional and national retailers and other commercial enterprises. Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs.

In general, our net-lease agreements:

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

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retailers and other commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. We execute our acquisition strategy by acting as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. Our research expertise is fundamental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important locations for regional and national commercial enterprises;
●	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;
●	Properties that are located within attractive demographic areas, relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

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

Our executives regularly review and analyze:

●	The performance of the various industries of our tenants; and
●	The operation, management, business planning and financial condition of our tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	Generate higher returns;
●	Enhance the credit quality of our real estate portfolio;
●	Extend our average remaining lease term; or
●	Decrease tenant or industry concentration.

At March 31, 2011, we classified real estate with a carrying amount of $4.1 million as held for sale on our balance sheet. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which sometimes impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We have continued our 42-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2011 by $0.0003125 to $0.1445625. The increase in April 2011 was our 54th consecutive quarterly increase and the 61st increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2011, we paid three monthly cash distributions per share in the amount of $0.14425, totaling $0.43275. In March 2011 and April 2011, we declared distributions of $0.1445625 per share, which were paid in April 2011 and will be paid in May 2011, respectively.

The monthly distribution of $0.1445625 per share represents a current annualized distribution of $1.73475 per share, and an annualized distribution yield of approximately 5.0% based on the last reported sale price of our common stock on the NYSE of $34.95 on March 31, 2011. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the First Three Months of 2011
During the first three months of 2011, Realty Income invested $150.7 million in 26 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.9%. These 26 new properties, and properties under development, are located in 15 states, contain over 1.3 million leasable square feet, and are 100% leased with an average lease term of 16.6 years. There were no acquisitions by Crest in the first three months of 2011.

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

In March 2011, we announced the signing of definitive purchase agreements for the acquisition of approximately $544 million of 33 single-tenant retail, distribution, office and manufacturing properties.  Included in the $150.7 million invested, during the first three months of 2011, is $130.1 million invested in 13 of the 33 properties. We anticipate that the remainder of the properties in this portfolio should close during the next four to six months. In aggregate, the total properties to be acquired in connection with this previously announced transaction will be located in 17 different states and consist of approximately 3.8 million square feet of leasable space. The majority of the lease revenue from these single-tenant properties will be generated from investment grade tenants, or their operating subsidiaries, in 11 different industries. The average remaining lease term of these properties will be over 11 years and all of the properties have in-place leases.

Acquisitions during April 2011
In conjunction with our previously announced acquisition of 33 single tenant, retail, distribution, office and manufacturing properties, during the next four to six months, we invested $103 million in five properties during April 2011.

Portfolio Discussion

Leasing Results
At March 31, 2011, we had 81 properties available for lease out of 2,519 properties in our portfolio, which represents a 96.8% occupancy rate. Since December 31, 2010, when we reported 84 properties available for lease and a 96.6% occupancy rate, we:

●	Leased ten properties;
●	Sold three properties; and
●	Have ten new properties available for lease.

In addition, during the first quarter of 2011, we leased three properties to new tenants concurrent with the expiration of the prior leases. At March 31, 2011, our average annualized rental revenue per square foot was approximately $17.70.

Investments in Existing Properties
In the first three months of 2011, we capitalized costs of $943,000 on existing properties in our portfolio, consisting of $269,000 for re-leasing costs and $674,000 for building and tenant improvements.

As part of our re-leasing costs, we pay leasing commissions and sometimes provide tenant rent concessions.  Leasing commissions are paid based on the commercial real estate industry standard and any rent concessions provided are minimal.  We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

The majority of our building and tenant improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. It is not customary for us to offer significant tenant improvements on our properties as tenant incentives. The amounts of our capital expenditures can vary significantly, depending on the market and the willingness of tenants to pay higher rents over the terms of the leases.

Issuance of Common Stock
In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. The net proceeds of approximately $285.5 million have been, and will be used, to fund a substantial portion of the previously announced property acquisitions aggregating approximately $544 million, which are expected to close during the next four to six months. The remaining net proceeds, if any, will be used for general corporate purposes and working capital.

Dividend Reinvestment and Stock Purchase Plan
In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common shareholders, as well as new investors, with a convenient and economical method of purchasing our common stock and/or reinvesting their distributions. The Plan allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The Plan authorizes up to 6,000,000 common shares to be issued. Through March 31, 2011, no new shares have been issued under The Plan.

Net Income Available to Common Stockholders
Net income available to common stockholders was $29.9 million, in the first three months of 2011, versus $24.1 million in the same period of 2010, an increase of $5.8 million. On a diluted per common share basis, net income was $0.25, in the first three months of 2011, and $0.23, in the first three months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties, during the first three months of 2011, was $129,000, as compared to $703,000, during the first three months of 2010.

Funds from Operations Available to Common Stockholders (FFO)
In the first three months of 2011, our FFO increased by $9.9 million, or 21.2%, to $56.6 million versus $46.7 million in the first three months of 2010. On a diluted per common share basis, FFO was $0.48 in the first three months of 2011 and $0.45 in the first three months of 2010.

See our discussion of FFO later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the first three months of 2011, our AFFO increased by $10.6 million, or 22.3%, to $58.2 million versus $47.6 million in the first three months of 2010.  On a diluted per common share basis, AFFO was $0.49 in the first three months of 2011 and $0.46 in the first three months of 2010.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $425 million credit facility, and from time-to-time through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2011, our total outstanding borrowings were $1.6 billion of senior unsecured notes, or approximately 25.1% of our total market capitalization of $6.38 billion. There were no outstanding borrowings on our credit facility at March 31, 2011.

We define our total market capitalization at March 31, 2011 as the sum of:

●	Shares of our common stock outstanding of 126,828,609 multiplied by the last reported sales price of our common stock on the NYSE of $34.95 per share on March 31, 2011, or $4.43 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.6 billion.

Mortgage Debt
We have no mortgage debt on any of our properties.

$425 Million Acquisition Credit Facility
In December 2010, we entered into a $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor.  We also have other interest rate options available to us. At March 31, 2011, we had a borrowing capacity of $425 million available on our credit facility and no outstanding balance. If there were outstanding borrowings, the borrowing rate would have been 2.1%.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2011, we had cash and cash equivalents totaling $129.7 million, which represents a portion of the net proceeds of $285.5 million from the March 2011 issuance of common stock. A majority of our cash and cash equivalents at March 31, 2011, will be used to fund the remaining portion of our previously announced $544 million acquisition of 33 single-tenant retail, distribution, office and manufacturing properties.

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

Credit Agency Ratings
The borrowing rates under our credit facility are based upon our credit ratings. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes:  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have “stable” outlooks.

Based on our current ratings, the current facility interest rate is LIBOR plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The credit facility provides that the interest rate can range between: (i) LIBOR plus 300 basis points if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 175 basis points if our credit rating is A-/A3 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from (i) 50 basis points for a rating lower than BBB-/Baa3, and (ii) 30 basis points for a credit rating of A-/A3 or higher.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of March 31, 2011, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of March 31, 2011 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	36.2%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.5x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	276.3%

The following table summarizes the maturity of each of our obligations as of March 31, 2011 (dollars in millions):

Table of Obligations				Ground
				Leases
				Paid by
Year of	Credit			Our
Maturity	Facility	Notes	Interest (1)	Tenants(2)	Other (3)	Totals
2011	$--	$--	$72.6	$2.7	$10.0	$85.3
2012	--	--	96.8	3.5	--	100.3
2013	--	100.0	92.5	3.4	--	195.9
2014	--	--	91.4	3.2	--	94.6
2015	--	150.0	90.4	3.1	--	243.5
Thereafter	--	1,350.0	347.5	31.9	--	1,729.4
Totals	$--	$1,600.0	$791.2	$47.8	$10.0	$2,449.0

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of March 31, 2011 through their respective maturity dates.

 (2) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(3) “Other” consists of $9.1 million of commitments under construction contracts and $922,000 of contingent payments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2010, our cash distributions totaled $206.8 million, or approximately 136.3% of our estimated REIT taxable income of $151.7 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first three months of 2011, totaled $51.1 million, representing 90.3% of our funds from operations available to common stockholders of $56.6 million. In comparison, our 2010 cash distributions to common stockholders totaled $182.5 million, representing 94.2% of our funds from operations available to common stockholders of $193.7 million.

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

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP. Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: (1) land and (2) building and improvements, based in each case on their estimated fair values.

For properties acquired with in-place operating leases, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

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

The following is a comparison of our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010.

Rental Revenue
Rental revenue was $97.6 million, for the first three months of 2011, versus $82.5 million, for the first three months of 2010, an increase of $15.1 million, or 18.3%. The increase in rental revenue in the first three months of 2011, compared to the first three months of 2010, is primarily attributable to:

●	The 26 retail properties acquired by Realty Income in 2011, which generated $654,000 of rent in the first three months of 2011;
●
The 186 retail properties acquired by Realty Income in 2010, which generated $13.98 million of rent in the first three months of 2011 compared to $22,000 of rent in the first three months of 2010, an increase of $13.95 million; and

●	Same store rents generated on 2,167 properties, during the entire first three months of 2011 and 2010, increased by $848,000, or 1.1%, to $81.30 million from $80.45 million; net of
●
A net decrease of $207,000 relating to the aggregate of (i) development properties acquired before 2010 that started paying rent in 2010, (ii) properties that were unleased during part of 2011 or 2010, (iii) properties sold during 2011 and 2010 and (iv) lease termination settlements, which, in aggregate, totaled $1.6 million in the first three months of 2011 compared to $1.8 million in the first three months of 2010; and

●	A net decrease in straight-line rent and other non-cash adjustments to rent of $68,000, in the first three months of 2011, as compared to the first three months of 2010.

Of the 2,519 properties in the portfolio at March 31, 2011, 2,503, or 99.4%, are single-tenant properties and the remaining 16 are multi-tenant properties. Of the 2,503 single-tenant properties, 2,423, or 96.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.5 years at March 31, 2011. Of our 2,423 leased single-tenant properties, 2,213, or 91.3%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Overage rent based on a percentage of the tenants’ gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $464,000, in the first three months of 2011, and $619,000, in the first three months of 2010. Percentage rent, in the first three months of 2011, was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2011.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2011, our portfolio of 2,519 properties was 96.8% leased with 81 properties available for lease as compared to 84 at December 31, 2010 and 77 at March 31, 2010. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $26.8 million, for the first three months of 2011, as compared to $23.0 million, for the first three months of 2010. The increase in depreciation and amortization in 2011 was primarily due to the acquisition of properties in 2011 and 2010, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $25.1 million, for the first three months of 2011, as compared to $21.4 million, for the first three months of 2010.  The increase in interest expense from 2010 to 2011 was primarily due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of “other assets” on our consolidated balance sheet at December 31, 2010. At March 31, 2011, the balance of these credit facility origination costs was $3.8 million, which is being amortized over the remaining term of the credit facility. The remaining credit facility origination costs that were incurred as a result of entering into our previous $355 million credit facility, which were $417,000 at March 31, 2011, are included in “other assets” and are being amortized over the remaining term of our current $425 million credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended March 31,
	2011	2010
Interest on our notes and credit facility	$24,221	$20,618
Interest included in discontinued operations from real estate acquired for resale by Crest	(200)	(128)
Credit facility commitment fees	377	248
Amortization of credit facility origination costs and deferred bond financing costs	795	659
Interest capitalized	(71)	(2)
Interest expense	$25,122	$21,395

	Three months ended March 31,
Credit facility and notes outstanding	2011	2010
Average outstanding balances (dollars in thousands)	$1,605,474	$1,356,429
Average interest rates	6.03%	6.08%

At March 31, 2011, the weighted average interest rate on our notes payable of $1.6 billion was 6.05%. There was no outstanding balance on our credit facility at March 31, 2011, but if there was, the borrowing rate would have been 2.09%.

Interest Coverage Ratio
Our interest coverage ratio, for the first three months of 2011 and 2010, was 3.5 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided by operating activities	$41,526	$36,527
Interest expense	25,122	21,395
Interest expense included in discontinued operations(1)	200	128
Income taxes	368	277
Income tax benefit included in discontinued operations(1)	(91)	(89)
Collection of notes receivable by Crest(1)	(36)	(34)
Amortization of share-based compensation	(2,180)	(1,761)
Changes in assets and liabilities:
Accounts receivable and other assets	(7,509)	(5,661)
Accounts payable, accrued expenses and other liabilities	31,122	23,756
Interest coverage amount	$88,522	$74,538
Divided by interest expense(2)	$25,322	$21,523
Interest coverage ratio	3.5	3.5
(1)   Crest activities.
(2)  Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio, for the first three months of 2011, was 2.8 times and, for the first three months of 2010, was 2.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended March 31,
	2011	2010
Interest coverage amount	$88,522	$74,538
Divided by interest expense plus preferred stock dividends(1)	$31,385	$27,586
Fixed charge coverage ratio	2.8	2.7
(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $1.2 million to $7.9 million, in the first three months of 2011, as compared to $6.7 million, in the first three months of 2010. In the first three months of 2011 and 2010, general and administrative expenses, as a percentage of total revenue, were 8.1%. General and administrative expenses increased, during the first three months of 2011, primarily due to increases in employee costs and transaction costs related to acquisitions. In April 2011, we had 79 employees, as compared to 71 employees in April 2010. In accordance with GAAP, general and administrative expenses, for the first three months of 2011, include transaction costs of $371,000 related to the acquisition of 26 new properties during 2011, as compared to $48,000 of transaction costs for the first three months of 2010.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2011, 81 properties were available for lease, as compared to 84 at December 31, 2010 and 77 at March 31, 2010.

Property expenses were $2.0 million in the first three months of 2011 and 2010. In the first three months of 2011, property expenses included provisions for impairment of $164,000 recorded for one property.

Income Taxes
Income taxes were $368,000, in the first three months of 2011, as compared to $277,000, in the first three months of 2010. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $91,000 in the first three months of 2011, as compared to tax benefits of $89,000, in the first three months of 2010. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Discontinued Operations
Crest’s inventory of three properties is classified as real estate held for investment at March 31, 2011. The results of operations for these properties are included in “income from continuing operations” on our consolidated statements of income.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Crest's income from discontinued operations, real estate acquired for resale	2011	2010
Interest revenue	$347	$350
Interest expense	(200)	(128)
General and administrative expense	(13)	(97)
Property expenses	(3)	(3)
Income taxes	91	89
Income from discontinued operations, real estate acquired for resale by Crest	$222	$211

Operations from nine of our investment properties were classified as held for sale at March 31, 2011, plus properties sold in 2011 and 2010, have been classified as discontinued operations. The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Realty Income's income from discontinued operations, real estate held for investment	2011	2010
Gain on sales of investment properties	$129	$703
Rental revenue	199	780
Other revenue	20	10
Depreciation and amortization	(43)	(250)
Property expenses	(95)	(438)
Provision for impairment	(36)	(34)
Income from discontinued operations, real estate held for investment	$174	$771

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended March 31,
Total discontinued operations	2011	2010
Real estate acquired for resale by Crest	$222	$211
Real estate held for investment	174	771
Income from discontinued operations	$396	$982

Per common share, basic and diluted	$0.00	$0.01

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the first three months of 2011 and 2010, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the first three months of 2011, we sold three investment properties for $1.1 million, which resulted in a gain of $129,000. In comparison, during the first three months of 2010, we sold three investment properties for $1.8 million, which resulted in a gain of $703,000. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
No provisions for impairment were recorded by Crest in the first three months of 2011 or 2010.

Provisions for Impairment on Realty Income Investment Properties
For the first three months of 2011, Realty Income recorded a provision for impairment of $36,000 on one property, which was sold in March 2011. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income, for the three months ended March 31, 2011. Additionally, for the first three months of 2011, Realty Income recorded a provision for impairment of $164,000 on one property held for investment at March 31, 2011. This provision for impairment is included in "property expenses" on our consolidated statement of income, for the three months ended March 31, 2011.

For the first three months of 2010, Realty Income recorded a provision for impairment of $34,000 on one property, which was subsequently sold in the second quarter of 2010.  This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income, for the three months ended March 31, 2010.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the first three months of 2011 and 2010.

Net Income Available to Common Stockholders
Net income available to common stockholders was $29.9 million in the first three months of 2011, an increase of $5.8 million, as compared to $24.1 million in the first three months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO, for the first three months of 2011, increased by $9.9 million, or 21.2%, to $56.6 million as compared to $46.7 million, for the first three months of 2010. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income available to common stockholders	$29,936	$24,142
Depreciation and amortization:
Continuing operations	26,810	23,041
Discontinued operations	43	250
Depreciation of furniture, fixtures and equipment	(62)	(78)
Gain on sales of land and investment properties, discontinued operations	(129)	(703)
FFO available to common stockholders	$56,598	$46,652

FFO per common share:
Basic	$0.48	$0.45
Diluted	$0.48	$0.45

Distributions paid to common stockholders	$51,123	$44,764

FFO in excess of distributions paid to common stockholders	$5,475	$1,888

Weighted average number of common shares used for computation per share:
Basic	118,960,878	103,606,241
Diluted	119,109,044	103,686,440

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO, for the first three months of 2011, increased $10.6 million, or 22.3%, to $58.2 million, as compared to $47.6 million in the first three months of 2010. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution).

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income available to common stockholders	$29,936	$24,142
Cumulative adjustments to calculate FFO(1)	26,662	22,510
FFO available to common stockholders	56,598	46,652
Amortization of share-based compensation	2,180	1,761
Amortization of deferred note financing costs(2)	376	341
Provisions for impairment	200	34
Capitalized leasing costs and commissions	(269)	(292)
Capitalized building improvements	(674)	(643)
Straight-line rent revenue(3)	(172)	(238)
Total AFFO available to common stockholders	$58,239	$47,615

AFFO per common share:
Basic	$0.49	$0.46
Diluted	$0.49	$0.46

Distributions paid to common stockholders	$51,123	$44,764

AFFO in excess of distributions paid to common stockholders	$7,116	$2,851

Weighted average number of common shares used for computation per share:
Basic	118,960,878	103,606,241
Diluted	119,109,044	103,686,440

(1)	See reconciling items for FFO presented on previous page.
(2)
Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007 and June 2010. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

We believe the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies.  In particular, AFFO provides an additional measure by which to compare the operating performance of different REITs without having to account for differing depreciation assumptions and other unique revenue and expense items which are not pertinent to the measurement of the particular company’s ongoing operating performance.  Therefore, we believe that AFFO is an appropriate supplemental performance metric, and that the most appropriate GAAP performance metric to which AFFO should be reconciled is net income available to common stockholders.

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2011, we owned a diversified portfolio:

●	Of 2,519 properties;
●	With an occupancy rate of 96.8%, or 2,438 properties occupied and only 81 properties available for lease;
●	Leased to 125 different retail and other commercial enterprises doing business in 31 separate industries;
●	Located in 49 states;
●	With over 22.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,900 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at March 31, 2011. These properties are classified as held for investment.

At March 31, 2011, of our 2,519 retail properties, 2,428 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

In order to more accurately reflect the Company’s exposure to various industries, the following industry table has been modified to reflect the changes below:

●
Properties previously included in the “distribution and office” industry were reclassified to the “home improvement,” “convenience store,” and “restaurant” industries, to better reflect the industry in which the tenant operates;

●	The “equipment rental” industry was renamed "equipment services; "
●	The “travel plazas” industry was renamed "transportation services;" and
●	The “wine and spirits” industry was renamed "beverages."

Additionally, we added a table that quantifies our exposure to various property types.

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended March 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Apparel stores	1.5%	1.2%	1.1%	1.1%	1.2%	1.7%	1.6%
Automotive collision services	0.9	1.0	1.1	1.0	1.1	1.3	1.3
Automotive parts	1.2	1.4	1.5	1.6	2.1	2.8	3.4
Automotive service	4.2	4.7	4.8	4.8	5.2	6.9	7.6
Automotive tire services	5.6	6.4	6.9	6.7	7.3	6.1	7.2
Beverages	5.8	3.0	--	--	--	--	--
Book stores	0.1	0.1	0.2	0.2	0.2	0.2	0.3
Business services	*	*	*	*	0.1	0.1	0.1
Child care	5.8	6.5	7.3	7.6	8.4	10.3	12.7
Consumer electronics	0.6	0.6	0.7	0.8	0.9	1.1	1.3
Convenience stores	19.9	17.1	16.9	15.8	14.0	16.1	18.7
Crafts and novelties	0.2	0.3	0.3	0.3	0.3	0.4	0.4
Drug stores	3.8	4.1	4.3	4.1	2.7	2.9	2.8
Entertainment	1.1	1.2	1.3	1.2	1.4	1.6	2.1
Equipment services	0.2	0.2	0.2	0.2	0.2	0.2	0.4
Financial services	0.2	0.2	0.2	0.2	0.2	0.1	0.1
General merchandise	0.7	0.8	0.8	0.8	0.7	0.6	0.5
Grocery stores	1.7	0.9	0.7	0.7	0.7	0.7	0.7
Health and fitness	6.4	6.9	5.9	5.6	5.1	4.3	3.7
Home furnishings	1.2	1.3	1.3	2.4	2.6	3.1	3.7
Home improvement	1.8	2.0	2.2	2.1	2.4	3.4	1.1
Motor vehicle dealerships	2.5	2.6	2.7	3.2	3.1	3.4	2.6
Office supplies	0.9	0.9	1.0	1.0	1.1	1.3	1.5
Pet supplies and services	0.7	0.9	0.9	0.8	0.9	1.1	1.3
Private education	0.8	0.8	0.9	0.8	0.8	0.8	0.8
Restaurants	18.9	21.1	22.0	22.5	21.5	11.9	9.4
Shoe stores	0.2	0.1	--	--	--	--	0.3
Sporting goods	2.8	2.7	2.6	2.3	2.6	2.9	3.4
Theaters	8.1	8.9	9.2	9.0	9.0	9.6	5.2
Transportation services	0.7	0.2	0.2	0.2	0.2	0.3	0.3
Video rental	0.0	0.2	1.0	1.1	1.7	2.1	2.5
Other	1.5	1.7	1.8	1.9	2.3	2.7	3.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type
The following table sets forth certain property type information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2011 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	March 31, 2011(1)	Revenue
Retail	2,475	19,788,400	$89,185	91.2%
Agriculture	14	184,500	4,883	5.0
Industrial	15	782,400	1,535	1.6
Manufacturing	4	572,500	1,531	1.6
Distribution	8	1,003,300	494	0.5
Office	3	218,000	115	0.1
Totals	2,519	22,549,100	$97,743	100.0%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2011, including revenue from properties reclassified as discontinued operations of $127.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2011, classified according to the business types and the level of services they provide (dollars in thousands):
		Rental Revenue for	Percentage of
	Number of	the Quarter Ended	Rental
Industry	Properties	March 31, 2011(1)	Revenue
Tenants Providing Services
Automotive collision services	14	$898	0.9%
Automotive service	239	4,116	4.2
Child care	250	5,705	5.8
Entertainment	8	1,064	1.1
Equipment services	3	200	0.2
Financial services	14	198	0.2
Health and fitness	35	6,242	6.4
Private education	12	757	0.8
Theaters	34	7,956	8.1
Transportation Services	19	691	0.7
Other	14	1,495	1.5
	642	29,322	29.9
Tenants Selling Goods and Services
Automotive parts (with installation)	23	452	0.5
Automotive tire services	155	5,507	5.6
Business services	1	5	*
Convenience stores	721	19,425	19.9
Home improvement	1	27	*
Motor vehicle dealerships	17	2,415	2.5
Pet supplies and services	12	709	0.7
Restaurants	632	18,440	18.9
Video rental	14	0	0.0
	1,576	46,980	48.1
Tenants Selling Goods
Apparel stores	11	1,507	1.5
Automotive parts	43	689	0.7
Beverages	16	5,669	5.8
Book stores	1	128	0.1
Consumer electronics	8	541	0.6
Crafts and novelties	4	235	0.2
Drug stores	57	3,724	3.8
General merchandise	33	650	0.7
Grocery stores	21	1,634	1.7
Home furnishings	43	1,143	1.2
Home improvement	28	1,726	1.8
Office supplies	11	883	0.9
Pet supplies	3	33	*
Shoe stores	1	168	0.2
Sporting goods	21	2,711	2.8
	301	21,441	22.0
Totals	2,519	$97,743	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2011, including revenue from properties reclassified as discontinued operations of $127.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) in our property portfolio of net leased properties as of March 31, 2011 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2011(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2011	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2011	% of Total Rental Revenue
2011	144	1,029,900	$3,987	4.2%	48	$2,003	2.1%	96	$1,984	2.1%
2012	129	890,100	2,984	3.1	37	1,212	1.3	92	1,772	1.8
2013	148	1,246,200	4,835	5.0	65	2,944	3.0	83	1,891	2.0
2014	116	906,700	3,486	3.6	41	1,866	1.9	75	1,620	1.7
2015	148	766,900	3,900	4.1	78	2,407	2.5	70	1,493	1.6
2016	138	569,100	2,741	2.9	111	2,116	2.2	27	625	0.7
2017	52	644,900	1,959	2.0	41	1,735	1.8	11	224	0.2
2018	50	1,220,300	2,403	2.5	42	2,193	2.3	8	210	0.2
2019	100	1,154,900	5,142	5.4	92	4,704	4.9	8	438	0.5
2020	85	1,032,700	3,952	4.1	75	3,678	3.8	10	274	0.3
2021	180	1,851,200	7,804	8.1	176	7,557	7.9	4	247	0.2
2022	100	553,700	3,115	3.2	99	3,067	3.2	1	48	*
2023	253	1,800,300	8,892	9.3	251	8,818	9.2	2	74	0.1
2024	63	570,000	2,413	2.5	63	2,413	2.5	-	-	-
2025	210	1,632,500	11,156	11.6	204	11,041	11.5	6	115	0.1
2026	109	1,562,100	6,419	6.7	107	6,360	6.6	2	59	0.1
2027	171	1,343,800	5,863	6.1	170	5,846	6.1	1	17	*
2028	81	738,900	4,216	4.4	79	4,166	4.3	2	50	0.1
2029	49	180,200	1,289	1.3	48	1,274	1.3	1	15	*
2030	43	564,400	6,713	7.0	43	6,713	7.0	-	-	-
2031	40	408,200	977	1.0	39	970	1.0	1	7	*
2032	2	289,400	651	0.7	2	651	0.7	-	-	-
2033	8	94,000	474	0.5	7	460	0.5	1	14	*
2034	6	84,900	326	0.3	3	288	0.3	3	38	*
2037	2	48,800	354	0.4	2	354	0.4	-	-	-
2043	1	3,600	13	*	-	-	-	1	13	*
Totals	2,428	21,187,700	$96,064	100.0%	1,923	$84,836	88.3%	505	$11,228	11.7%

*Less than 0.1%

(1)
Excludes ten multi-tenant properties and 81 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $127 from properties reclassified as discontinued operations and excludes revenue of $1,679 from ten multi-tenant properties and from 81 vacant  and unleased properties at March 31, 2011.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2011 (dollars in thousands):

			Approximate	Rental Revenue for	Percentage of
	Number of	Percent	Leasable	the Quarter Ended	Rental
State	Properties	Leased	Square Feet	March 31, 2011(1)	Revenue
Alabama	62	97%	420,200	$1,836	1.9%
Alaska	2	100	128,500	287	0.3
Arizona	82	98	510,200	2,837	2.9
Arkansas	17	94	92,400	381	0.4
California	82	99	1,675,500	10,608	10.9
Colorado	51	94	471,400	1,826	1.9
Connecticut	23	96	269,100	1,163	1.2
Delaware	17	100	33,300	432	0.4
Florida	170	95	1,769,900	7,063	7.2
Georgia	132	95	948,000	3,886	4.0
Hawaii	--	--	--	--	--
Idaho	12	83	80,700	318	0.3
Illinois	87	99	1,067,400	5,241	5.4
Indiana	81	95	729,900	3,525	3.6
Iowa	21	100	290,600	1,020	1.0
Kansas	32	91	631,900	1,212	1.2
Kentucky	23	100	127,900	693	0.7
Louisiana	32	100	184,900	906	0.9
Maine	3	100	22,500	162	0.2
Maryland	28	100	266,600	1,583	1.6
Massachusetts	64	98	575,400	2,549	2.6
Michigan	54	98	285,800	1,301	1.3
Minnesota	151	99	1,010,900	6,560	6.7
Mississippi	72	99	360,700	1,540	1.6
Missouri	64	95	679,600	2,198	2.2
Montana	2	100	30,000	77	0.1
Nebraska	19	95	196,300	492	0.5
Nevada	15	93	315,400	772	0.8
New Hampshire	14	100	109,300	587	0.6
New Jersey	33	100	261,300	1,943	2.0
New Mexico	9	100	58,400	198	0.2
New York	39	97	495,000	2,550	2.6
North Carolina	95	99	582,500	2,942	3.0
North Dakota	6	100	36,600	60	0.1
Ohio	137	93	1,083,600	3,327	3.4
Oklahoma	35	100	755,300	1,490	1.5
Oregon	18	94	297,300	863	0.9
Pennsylvania	102	99	774,200	3,599	3.7
Rhode Island	3	100	11,000	59	0.1
South Carolina	99	100	372,500	2,307	2.4
South Dakota	10	100	89,800	186	0.2
Tennessee	130	95	755,200	2,751	2.8
Texas	214	96	2,376,700	8,669	8.9
Utah	5	100	92,100	120	0.1
Vermont	4	100	12,700	128	0.1
Virginia	104	95	636,500	3,471	3.5
Washington	34	94	276,500	951	1.0
West Virginia	2	100	23,000	121	0.1
Wisconsin	27	93	269,200	953	1.0
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,519	97%	22,549,100	$97,743	100.0%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2011, including revenue from properties reclassified as discontinued operations of $127.

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

Of our 2,519 properties in the portfolio, approximately 96.4% or 2,428 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of March 31, 2011.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2011	$--	--%	$--	--%
2012	--	--	--	--
2013(1)	100.0	5.38	--	--
2014(2)	--	--	--	--
2015(3)	150.0	5.50	--	--
Thereafter(4)	1,350.0	6.16	--	--
Totals	$1,600.0	6.05%	$--	--%
Fair Value(5)	$1,721.3		$--

(1)	$100 million matures in March 2013.
(2)	The credit facility expires in March 2014.
(3)	$150 million matures in November 2015.
(4)	$275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $100 million matures in March 2035.
(5)	We base the fair value of the fixed rate debt at March 31, 2011 on the indicative market prices and recent trading activity of our notes payable.

The table incorporates only those exposures that exist as of March 31, 2011. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Interest on our credit facility balance is variable. At March 31, 2011, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the first three months of 2011. As of March 31, 2011, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2011, 55,873 shares of stock, at a price of $34.20, and 4,826 shares of stock, at a price of $33.81, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

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

4.14	Form of 5.75% Notes due 2021 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

4.15
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.75% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

Material Contracts

10.1	Dividend Reinvestment and Stock Purchase Plan (filed as Company’s Registration Statement 333-158169 on Form 424B5, filed on and dated March 23, 2011 and incorporated herein by reference).

10.2	The First Amendment to Credit Agreement dated March 25, 2011 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on March 29, 2011 and dated March 25, 2011 and incorporated herein by reference).

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: April 28, 2011	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)