Form 10-Q
period 2011-06-30
REALTY INCOME CORP
filed 2011-08-01
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011, or

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

There were 126,871,299 shares of common stock outstanding as of July 21, 2011.

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	2011	2010
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,568,479	$1,520,413
Buildings and improvements	2,819,307	2,592,449
Total real estate, at cost	4,387,786	4,112,862
Less accumulated depreciation and amortization	(761,077)	(711,615)
Net real estate held for investment	3,626,709	3,401,247
Real estate held for sale, net	6,354	3,631
Net real estate	3,633,063	3,404,878
Cash and cash equivalents	155,671	17,607
Accounts receivable, net	10,899	11,301
Goodwill	17,206	17,206
Other assets, net	174,214	84,598
Total assets	$3,991,053	$3,535,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$20,401	$19,051
Accounts payable and accrued expenses	51,963	47,019
Other liabilities	18,090	22,555
Line of credit payable	--	--
Mortgages payable, net	59,606	--
Notes payable	1,750,000	1,600,000
Total liabilities	1,900,060	1,688,625

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2011 and 2010	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 126,865,242 and 118,058,988
shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	2,354,676	2,066,287
Distributions in excess of net income	(601,473)	(557,112)
Total stockholders' equity	2,090,993	1,846,965
Total liabilities and stockholders' equity	$3,991,053	$3,535,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2011 and 2010
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUE
Rental	$102,367	$82,202	$199,956	$164,614
Other	259	195	398	301
Total revenue	102,626	82,397	200,354	164,915

EXPENSES
Depreciation and amortization	29,001	23,287	55,750	46,280
Interest	25,647	21,576	50,769	42,971
General and administrative	7,987	6,650	15,857	13,360
Property	1,656	1,646	3,462	3,623
Income taxes	368	277	735	555
Total expenses	64,659	53,436	126,573	106,789
Income from continuing operations	37,967	28,961	73,781	58,126
Income from discontinued operations:
Real estate acquired for resale by Crest	220	238	442	449
Real estate held for investment	1,061	1,849	1,024	2,679
Total income from discontinued operations	1,281	2,087	1,466	3,128
Net income	39,248	31,048	75,247	61,254
Preferred stock cash dividends	(6,063)	(6,063)	(12,127)	(12,127)
Net income available to common stockholders	$33,185	$24,985	$63,120	$49,127

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.25	$0.22	$0.50	$0.44
Diluted	$0.25	$0.22	$0.50	$0.44
Net income:
Basic	$0.26	$0.24	$0.52	$0.47
Diluted	$0.26	$0.24	$0.51	$0.47
Weighted average common shares outstanding:
Basic	125,999,323	103,612,454	122,547,027	103,653,250
Diluted	126,202,047	103,765,828	122,691,418	103,778,609

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(dollars in thousands)(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,247	$61,254
Adjustments to net income:
Depreciation and amortization	55,750	46,280
Income from discontinued operations:
Real estate acquired for resale	(442)	(449)
Real estate held for investment	(1,024)	(2,679)
Gain on sale of land	(155)	--
Amortization of share-based compensation	4,347	3,476
Cash provided by discontinued operations:
Real estate acquired for resale	442	449
Real estate held for investment	171	956
Collection of notes receivable by Crest	72	68
Change in assets and liabilities:
Accounts receivable and other assets	7,826	6,075
Accounts payable, accrued expenses and other liabilities	(5,266)	(4,914)
Net cash provided by operating activities	136,968	110,516
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of income producing investment properties	(303,764)	(290,643)
Proceeds from the sales of real estate:
Continuing operations	675	--
Discontinued operations	4,372	6,352
Restricted escrow deposits	(5,999)	(399)
Net cash used in investing activities	(304,716)	(284,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(106,131)	(89,674)
Cash dividends to preferred stockholders	(12,127)	(12,127)
Borrowings under line of credit	38,600	337,600
Payments on line of credit	(38,600)	(315,300)
Proceeds from common stock offering, net	285,605	--
Proceeds from bonds issued, net of financing costs of $9,915	140,085	--
Proceeds from notes issued, net of financing costs of $3,740	--	246,260
Proceeds from dividend reinvestment and stock purchase plan, net	716	--
Other items	(2,336)	(1,739)
Net cash provided by financing activities	305,812	165,020
Net increase (decrease) in cash and cash equivalents	138,064	(9,154)
Cash and cash equivalents, beginning of period	17,607	10,026
Cash and cash equivalents, end of period	$155,671	$872

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
1.	Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we", "our" or "us") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2010 balances have been reclassified to conform to the 2011 presentation. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2010, which are included in our 2010 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At June 30, 2011, we owned 2,523 properties, located in 49 states, containing over 24.6 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.1 million at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2011	2010
Value of in-place and above market leases, net	$106,551	$26,221
Deferred bond financing costs, net	23,224	14,203
Notes receivable issued in connection with Crest property sales	22,002	22,075
Prepaid expenses	8,926	8,431
Restricted escrow deposits	5,999	6,361
Credit facility origination costs, net	3,874	4,619
Corporate assets, net of accumulated depreciation and amortization	767	827
Deferred financing costs on assumed mortgages payable, net	583	--
Other items	2,288	1,861
	$174,214	$84,598

	June 30,	December 31,
E. Distributions payable consist of the following declared distributions (dollars in thousands) at:	2011	2010
Common stock distributions	$18,380	$17,030
Preferred stock dividends	2,021	2,021
	$20,401	$19,051

	June 30,	December 31,
F. Accounts payable and accrued expenses consist of the following (dollars in thousands) at:	2011	2010
Bond interest payable	$32,943	$33,240
Other items	19,020	13,779
	$51,963	$47,019

	June 30,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2011	2010
Rent received in advance	$8,595	$14,564
Security deposits	4,370	4,539
Value of in-place below-market leases, net	5,125	3,452
	$18,090	$22,555

H. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired. During our test for impairment of goodwill during the second quarters of 2011 and 2010, we determined that the estimated fair values of our reporting units exceeded their carrying values. We did not record any impairment on our existing goodwill in 2011 or 2010.

I.    Impact of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will apply only to our disclosures in note 8 related to the fair value of assets and liabilities and is not expected to have a significant impact on our footnote disclosures.

3.       Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first six months of 2011, we invested $364.2 million in 36 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.6%. These 36 new properties, and properties under development, are located in 19 states, contain over 3.4 million leasable square feet, and are 100% leased with an average lease term of 15.5 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $913,000 were recorded to "general and administrative" expense on our consolidated statement of income, for the six months ended June 30, 2011.

In March 2011, we announced the signing of definitive purchase agreements to acquire 33 single-tenant retail, distribution, office and manufacturing properties for approximately $544 million.  Included in the $364.2 million invested, during the first six months of 2011, is $336.2 million invested in 22 of the 33 properties.  In aggregate, the 33 properties to be acquired, in connection with this previously announced transaction, will be located in 17 different states and consist of approximately 3.8 million square feet of leasable space. The majority of the lease revenue from these single-tenant properties will be generated from investment grade tenants, or their operating subsidiaries, in 11 different industries. The average remaining lease term of these properties will be over 11 years and all of the properties have in-place leases.

In comparison, during the first six months of 2010, we invested $289.0 million in 21 new properties with an initial weighted average contractual lease rate of 7.6%. These 21 properties are located in seven states, contain over 501,000 leasable square feet, and are 100% leased with an average lease term of 19.2 years. Acquisition transaction costs of $88,000 were recorded to "general and administrative" expense on our consolidated statement of income, for the six months ended June 30, 2010.

During the first six months of 2011, we capitalized costs of $1.9 million on existing properties in our portfolio, consisting of $649,000 for re-leasing costs and $1.2 million for building and tenant improvements. In comparison, during the first six months of 2010, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $636,000 for re-leasing costs and $966,000 for building and tenant improvements.

B.  During the first six months of 2011 and 2010, Crest did not invest in any new properties. Crest’s property inventory, which is classified as held for investment, consisted of three properties with a net book value of $2.9 million at June 30, 2011 and $3.0 million at December 31, 2010.

C.  Of the $364.2 million invested by us in the first six months of 2011, approximately $336.2 million was used to acquire 22 properties with existing leases. Associated with these 22 properties, we recorded $64.5 million as the intangible value of the in-place leases, $18.6 million as the intangible value of above-market leases and $1.9 million as the intangible value of below-market leases. The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet. The value of the in-place leases is amortized as "depreciation and amortization" expense, while the value of the above-market and below-market leases is amortized as "rental" revenue on our consolidated statements of income. All of these amounts are amortized over the life of the respective leases.

4.       Credit Facility

In December 2010, we entered into a $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under this credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of "other assets" on our consolidated balance sheet at December 31, 2010.  At June 30, 2011, the balance of these credit facility origination costs was $3.5 million, which is being amortized over the remaining term of the credit facility.

The average borrowing rate on our credit facility during the first six months of 2011 was 2.1% and, during the first six months of 2010, was 1.3%. Our borrowing rate at June 30, 2011 was 2.0%, and at June 30, 2010 was 1.3%. Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.      Notes Payable

A.	General

Our senior unsecured notes consist of the following at June 30, 2011 and December 31, 2010, sorted by maturity date (dollars in millions):
	June 30, 2011	December 31, 2010
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	100
	$1,750	$1,600

B.	Re-opening of Unsecured Bonds due 2035

In June 2011, we re-opened our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150.0 million in aggregate principal amount of these 2035 Bonds. The price to the investor for the 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318%. The 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of 5.875% senior unsecured bonds that we issued in March 2005. The net proceeds of approximately $140.1 million will be used to fund a portion of our previously announced property acquisitions aggregating approximately $544 million.

C.	Note Issuance

In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes. The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.3 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to finance the acquisition of our properties under triple-net lease agreements with Diageo Chateau & Estates Wine Company and guaranteed by Diageo plc.

6.	Mortgages Payable

As part of the $364.2 million invested in new properties during the first six months of 2011, we assumed $58.6 million of mortgages payable to third-party lenders. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

In aggregate, net premiums totaling $957,000 were recorded upon assumption of the mortgages at the time of the respective property acquisition to account for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender.

As a result of assuming these mortgages payable, we incurred deferred financing costs of $592,000 that were classified as part of "other assets" on our consolidated balance sheet at June, 30, 2011, and are being amortized over the remaining term of the mortgages.

The following is a summary of our mortgages payable as of June 30, 2011 (principal balance, unamortized premiums (discounts) and mortgage payable balances in thousands):
Tenant Name	Stated Interest Rate(1)	Effective Interest Rate	Maturity Date(2)	Principal Balance(2)	Unamortized Premium (Discount)	Mortgage Payable Balance
Aviall Services, Inc. (3)	6.25%	4.95%	12/1/13	$12,612	$458	$13,070
Aviall Services, Inc. (3)	6.25%	4.81%	9/1/14	11,748	377	12,125
T-Mobile USA, Inc.	5.89%	5.14%	5/6/14	10,664	201	10,865
MeadWestvaco Corporation	4.69%	4.85%	6/10/15	23,625	(79)	23,546
				$58,649	$957	$59,606

(1) With the exception of the MeadWestvaco Corporation mortgage, the mortgages are at fixed interest rates.  The MeadWestvaco Corporation mortgage is at a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.50%, not to exceed an all-in interest rate of 5.5%, based on an interest rate novation agreement entered in connection with this mortgage.

(2) The mortgages generally require monthly payments, with a principal payment due at maturity.
(3) There are two mortgages associated with one property occupied by Aviall Services, Inc.

7.	Issuance of Common Stock

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and other offering costs of approximately $14.6 million, the net proceeds of approximately $285.6 million were used to fund a substantial portion of the previously announced property acquisitions aggregating approximately $544 million.

8.	Fair Value of Financial Assets and Liabilities

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our senior notes payable, which are disclosed below (dollars in millions). Our mortgages payable, that were assumed during the second quarter of 2011, were recorded at their estimated fair values, which reflects the amounts reported on our consolidated balance sheet.

	Carrying value per	Estimated
At June 30, 2011	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.0	$23.0
Notes payable	$1,750.0	$1,877.6

	Carrying value per	Estimated
At December 31, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.1	$23.2
Notes payable	$1,600.0	$1,707.1

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

The estimated fair value of our senior notes payable is based upon indicative market prices and recent trading activity of our notes payable.

9.         Gain on Sales of Investment Properties

During the second quarter of 2011, we sold six investment properties for $3.3 million, which resulted in a gain of $1.1 million. During the first six months of 2011, we sold nine investment properties for $4.4 million, which resulted in a gain of $1.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the second quarter of 2011, we sold excess land from three properties for $675,000, which resulted in a gain of $155,000. This gain is included in "other revenue" on our consolidated statement of income for the three and six months ended June 30, 2011, because this excess land was associated with properties that continue to be owned as part of our core operations.

In comparison, during the second quarter of 2010, we sold seven investment properties and excess land from one property for a total of $6.0 million, which resulted in a gain of $1.7 million. During the first six months of 2010, we sold ten investment properties and excess land from one property for $7.8 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

During the first six months of 2011 and 2010, Crest did not sell any properties.

10.        Discontinued Operations

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

For the second quarter of 2011, Realty Income recorded a provision for impairment of $10,000 on one property, which was classified as held for sale at June 30, 2011. For the second quarter of 2010, Realty Income recorded a provision for impairment of $53,000 on one property, which was sold in the second quarter of 2010.

For the first six months of 2011, provisions for impairment of $210,000 were recorded by Realty Income on three properties, one of which was sold in March and two of which are classified as held for sale at June 30, 2011. For the first six months of 2010, provisions for impairment of $87,000 were recorded by Realty Income on two properties, both of which were sold in the second quarter of 2010. For the first six months of 2011 and 2010, no provisions for impairment were recorded by Crest.

Operations from ten investment properties classified as held for sale at June 30, 2011, plus properties sold in 2011 and 2010 are reported as discontinued operations. Their respective results of operations have been reclassified as "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest. The interest expense amounts allocated to Crest are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Crest's income from discontinued operations, real estate acquired for resale	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest revenue	$346	$351	$694	701
Interest expense	(198)	(135)	(399)	(263)
General and administrative expense	(12)	(87)	(25)	(184)
Property expenses	(4)	(2)	(7)	(6)
Income tax benefit	88	111	179	201
Income from discontinued operations, real estate acquired for resale by Crest	$220	$238	$442	$449

The following is a summary of Realty Income's "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Realty Income's income from discontinued operations, real estate held for investment	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gain on sales of investment properties	$1,096	$1,663	$1,224	$2,366
Rental revenue	112	684	338	1,564
Other revenue	7	7	28	17
Depreciation and amortization	(58)	(258)	(161)	(556)
Property expenses	(86)	(194)	(195)	(625)
Provisions for impairment	(10)	(53)	(210)	(87)
Income from discontinued operations, real estate held for investment	$1,061	$1,849	$1,024	$2,679

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Real estate acquired for resale by Crest	$220	$238	$442	$449
Real estate held for investment	1,061	1,849	1,024	2,679
Income from discontinued operations	$1,281	$2,087	$1,466	$3,128

Per common share, basic and diluted	$0.01	$0.02	$0.01	$0.03

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on the consolidated statements of income have each been calculated independently.

11.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2011 and 2010:

Month	2011	2010
January	$0.1442500	$0.1430000
February	0.1442500	0.1430000
March	0.1442500	0.1430000
April	0.1445625	0.1433125
May	0.1445625	0.1433125
June	0.1445625	0.1433125
Total	$0.8664375	$0.8589375

At June 30, 2011, a distribution of $0.144875 per common share was payable and was paid in July 2011.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During each of the first six months of 2011 and 2010, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million, and at June 30, 2011, a monthly dividend of $0.1536459 per share was payable and was paid in July 2011.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During each of the first six months of 2011 and 2010, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2011, a monthly dividend of $0.140625 per share was payable and was paid in July 2011.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average shares used for the basic net income per share computation	125,999,323	103,612,454	122,547,027	103,653,250
Incremental shares from share-based compensation	202,724	153,374	144,391	125,359
Adjusted weighted average shares used for diluted net income per share computation	126,202,047	103,765,828	122,691,418	103,778,609
Unvested shares from share-based compensation that were anti-dilutive	12,600	87,000	12,600	87,200

13.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first six months of 2011 was $49.0 million and, in the first six months of 2010, was $41.3 million.

Interest capitalized to properties under development in the first six months of 2011 was $173,000 and, in the first six months of 2010, was $3,000.

Income taxes paid by Realty Income and Crest in the first six months of 2011 was $946,000 and, in the first six months of 2010, was $872,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first six months of 2011 was $4.3 million and for the first six months of 2010 was $3.5 million.

B.  See note 10 for a discussion of impairments recorded by Realty Income in discontinued operations, for the first six months of 2011 and 2010.

C.  In the first six months of 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action and recorded a $600,000 receivable for the sale of excess land from a property held for sale. In June 2011, we recorded an additional $95,000 receivable for the sale of excess land, on this property held for sale, to increase the total receivable to $695,000. These receivables are included in "other assets" on our consolidated balance sheets at June 30, 2011 and December 31, 2010.

D.  As part of the acquisition of three properties during the first six months of 2011, we assumed $58.6 million of mortgages payable to third-party lenders and recorded $957,000 of net premiums. See note 6 for a discussion of these mortgages.

E.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.6 million, at June 30, 2011.

14.    Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 38 industry and activity segments (including properties owned by Crest that are grouped together as a segment). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2011 (dollars in thousands):

		June 30,	December,
Assets, as of:		2011	2010
Segment net real estate:
Automotive service		$104,555	$106,669
Automotive tire services		192,628	195,883
Beverages		309,576	302,159
Child care		70,210	73,090
Convenience stores		700,764	711,667
Drug stores		156,583	143,739
Health and fitness		228,611	220,653
Restaurants - casual dining		479,975	487,141
Restaurants - quick service		244,391	247,475
Theaters		276,415	281,072
Transportation services		92,671	4,961
27 non-reportable segments		776,684	630,369
Total segment net real estate		3,633,063	3,404,878
Intangible assets:
Automotive tire services		559	588
Beverages		3,700	-
Drug stores		14,995	5,939
Health and fitness		1,637	1,708
Theaters		1,426	1,579
Transportation services		21,614	-
Other - non-reportable segments		62,620	16,407
Goodwill:
Automotive service		1,338	1,338
Child care		5,353	5,353
Convenience stores		2,074	2,074
Restaurants - casual dining		2,461	2,461
Restaurants - quick service		1,318	1,318
Other - non-reportable segments		4,662	4,662
Other corporate assets		234,233	87,285
Total assets		$3,991,053	$3,535,590

	Three months ended		Six months ended
Revenue	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Segment rental revenue:
Automotive service	$3,982	$4,039	$8,098	$7,942
Automotive tire services	6,472	5,504	11,980	11,000
Beverages	5,843	320	11,512	320
Child care	5,511	5,476	11,166	10,961
Convenience stores	19,439	14,243	38,843	28,435
Drug stores	4,035	3,432	7,759	6,863
Health and fitness	6,255	6,221	12,497	11,754
Restaurants - casual dining	11,516	11,321	23,100	22,872
Restaurants - quick service	6,366	6,454	13,195	13,685
Theaters Transportation services	7,980 2,157	7,563 188	15,936 2,849	15,127 375
27 non-reportable segments	22,811	17,441	43,021	35,280
Total rental revenue	102,367	82,202	199,956	164,614
Other revenue	259	195	398	301
Total revenue	$102,626	$82,397	$200,354	$164,915

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

The amount of share-based compensation costs recognized in "general and administrative" expense on our consolidated statements of income during the second quarter of 2011 was $2.2 million, during the second quarter of 2010 was $1.7 million, during the first six months of 2011 was $4.3 million and during the first six months of 2010 was $3.5 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2011		For the year ended December 31, 2010
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	924,294	$19.69	853,234	$19.14
Shares granted	227,014	34.00	278,200	28.99
Shares vested	(244,774)	25.26	(206,153)	23.70
Shares forfeited	(348)	31.06	(987)	26.03
Outstanding nonvested shares, end of each period	906,186	$23.79	924,294	$19.69

(1) Grant date fair value.

During the first six months of 2011, we issued 227,014 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,158 vested immediately, 5,000 vest over a service period of one year, 70,400 vest over a service period of three years and 126,456 vest over a service period of five years.

As of June 30, 2011, the remaining unamortized share-based compensation expense totaled $21.6 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

As of June 30, 2011, there were no remaining stock options outstanding. During the first six months of 2011, there were 2,454 stock options exercised, at an exercise price of $14.70, and there were no stock option forfeitures.  Stock options, none of which were granted after January 1, 2002, were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.

16.       Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common stockholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions. The Plan authorizes up to 6,000,000 common shares to be issued.  Through June 30, 2011, we issued 21,562 shares and received net proceeds of approximately $716,000 under The Plan.

17.       Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2011, we have contingent payments of $924,000 for tenant improvements and leasing costs. In addition, we have committed $12.4 million under construction contracts, which is expected to be paid in the next twelve months.

18.       Subsequent Events

In July 2011, we declared the following dividends, which will be paid in August 2011:

-	$0.144875 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Generally, our portfolio management efforts seek to include:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At June 30, 2011, we owned a diversified portfolio:

●	Of 2,523 properties;
●	With an occupancy rate of 97.3%, or 2,455 properties leased and only 68 properties available for lease;
●	Leased to 131 different retail and other commercial enterprises doing business in 37 separate industries;
●	Located in 49 states;
●	With over 24.6 million square feet of leasable space; and
●	With an average leasable space per property of approximately 9,800 square feet.

Of the 2,523 properties in the portfolio, 2,507, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At June 30, 2011, of the 2,507 single-tenant properties, 2,440 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years.

In addition, at June 30, 2011, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $22.0 million at June 30, 2011.

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

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income.  Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance, and maintenance.  In addition, tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases. We believe that a portfolio of properties under long-term leases, coupled with the tenant's responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

At June 30, 2011, we classified real estate with a carrying amount of $6.4 million as held for sale on our balance sheet. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 42-year policy of paying distributions monthly. Monthly distributions per share increased in April 2011 by $0.0003125 to $0.1445625 and in July 2011 by $0.0003125 to $0.144875. The increase in July 2011 was our 55th consecutive quarterly increase and the 62nd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2011, we paid three monthly cash distributions per share in the amount of $0.14425 and three in the amount of $0.1445625, totaling $0.8664375. In June 2011 and July 2011, we declared distributions of $0.144875 per share, which were paid in July 2011 and will be paid in August 2011, respectively.

The monthly distribution of $0.144875 per share represents a current annualized distribution of $1.7385 per share, and an annualized distribution yield of approximately 5.2% based on the last reported sale price of our common stock on the NYSE of $33.49 on June 30, 2011. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the Second Quarter of 2011
During the second quarter of 2011, Realty Income invested $213.5 million in 10 new properties and properties under development, with an initial weighted average contractual lease rate of 7.5%. These 10 new properties and properties under development are located in nine states, contain over 2.1 million leasable square feet, and are 100% leased with an average lease term of 12.9 years.

Acquisitions during the First Six Months of 2011
During the first six months of 2011, Realty Income invested $364.2 million in 36 new properties and properties under development, with an initial weighted average contractual lease rate of 7.6%. These 36 new properties and properties under development are located in 19 states, contain over 3.4 million leasable square feet, and are 100% leased with an average lease term of 15.5 years. There were no acquisitions by Crest in the first six months of 2011.

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

In March 2011, we announced the signing of definitive purchase agreements to acquire 33 single-tenant, retail, distribution, office and manufacturing properties for approximately $544 million.  Included in the $364.2 million invested, during the first six months of 2011, is $336.2 million invested in 22 of the 33 properties. We anticipate that the remainder of the properties in this portfolio should close during the next two months. In aggregate, the 33 properties to be acquired, in connection with this previously announced transaction, will be located in 17 different states and consist of approximately 3.8 million square feet of leasable space. The majority of the lease revenue from these single-tenant properties will be generated from investment grade tenants, or their operating subsidiaries, in 11 different industries. The average remaining lease term of these properties will be over 11 years and all of the properties have in-place leases.

Portfolio Discussion

Leasing Results
At June 30, 2011, we had 68 properties available for lease out of 2,523 properties in our portfolio, which represents a 97.3% occupancy rate. Since December 31, 2010, when we reported 84 properties available for lease and a 96.6% occupancy rate, we:

●	Leased 20 properties;
●	Sold eight properties available for lease; and
●	Have 12 new properties available for lease.

In addition, during the first six months of 2011, we leased six properties to new tenants concurrent with the expiration of the prior leases. At June 30, 2011, our average annualized rental revenue per square foot was approximately $16.87.

During the first six months of 2011, 44 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $4.2 million, as compared to the previous rent charged on these same properties of $4.5 million.

Investments in Existing Properties
In the second quarter of 2011, we capitalized costs of $915,000 on existing properties in our portfolio, consisting of $380,000 for re-leasing costs and $535,000 for building and tenant improvements.

In the first six months of 2011, we capitalized costs of $1.9 million on existing properties in our portfolio, consisting of $649,000 for re-leasing costs and $1.2 million for building and tenant improvements.

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

The majority of our building and tenant improvements are related to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. It is not customary for us to offer significant tenant improvements on our properties as tenant incentives. The amounts of our capital expenditures can vary significantly, depending on the market and the willingness of tenants to pay higher rents over the terms of the leases.

Re-opening of Unsecured Bonds due 2035
In June 2011, we re-opened our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150.0 million in aggregate principal amount of these 2035 Bonds. The price to the investor for the 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318%. The 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of 5.875% senior unsecured bonds that we issued in March 2005. The net proceeds of approximately $140.1 million will be used to fund a portion of our previously announced property acquisitions aggregating approximately $544 million.

Issuance of Common Stock
In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and offering costs of $14.6 million, the net proceeds of approximately $285.6 million were used to fund a substantial portion of the previously announced property acquisitions aggregating approximately $544 million.

Dividend Reinvestment and Stock Purchase Plan
In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common shareholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions. The Plan authorizes up to 6,000,000 common shares to be issued. Through June 30, 2011, we issued 21,562 shares and received net proceeds of approximately $716,000 under The Plan.

Net Income Available to Common Stockholders
Net income available to common stockholders was $33.2 million in the second quarter of 2011, versus $25.0 million in the second quarter of 2010, an increase of $8.2 million. On a diluted per common share basis, net income was $0.26 in the second quarter of 2011, compared to $0.24 in the second quarter of 2010.

Net income available to common stockholders was $63.1 million in the first six months of 2011, versus $49.1 million in the same period of 2010, an increase of $14.0 million. On a diluted per common share basis, net income was $0.51 in the first six months of 2011, compared to $0.47 in the first six months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties and excess land during the second quarter of 2011 was $1.3 million, as compared to $1.7 million during the second quarter of 2010. The gain from the sale of properties and excess land during the first six months of 2011 was $1.4 million, as compared to $2.4 million during the first six months of 2010.

Funds from Operations Available to Common Stockholders (FFO)
In the second quarter of 2011, our FFO increased by $14.1 million, or 30.1%, to $60.9 million, versus $46.8 million in the second quarter of 2010. On a diluted per common share basis, FFO was $0.48 in the second quarter of 2011, compared to $0.45 in the second quarter of 2010, an increase of $0.03, or 6.7%.

In the first six months of 2011, our FFO increased by $24.1 million, or 25.8%, to $117.5 million, versus $93.4 million in the first six months of 2010. On a diluted per common share basis, FFO was $0.96 in the first six months of 2011, compared to $0.90 in the first six months of 2010, an increase of $0.06, or 6.7%.

See our discussion of FFO later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the second quarter of 2011, our AFFO increased by $14.7 million, or 30.8%, to $62.4 million, versus $47.7 million in the second quarter of 2010. On a diluted per common share basis, AFFO was $0.49 in the second quarter of 2011 and $0.46 in the second quarter of 2010, an increase of $0.03, or 6.5%.

In the first six months of 2011, our AFFO increased by $25.3 million, or 26.5%, to $120.6 million, versus $95.3 million in the first six months of 2010. On a diluted per common share basis, AFFO was $0.98 in the first six months of 2011 and $0.92 in the first six months of 2010, an increase of $0.06, or 6.5%.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2011, our total outstanding borrowings of senior unsecured notes and mortgages payable were $1.81 billion, or approximately 28.2% of our total market capitalization of $6.41 billion. There were no outstanding borrowings on our credit facility at June 30, 2011.

We define our total market capitalization at June 30, 2011 as the sum of:

●	Shares of our common stock outstanding of 126,865,242 multiplied by the last reported sales price of our common stock on the NYSE of $33.49 per share on June 30, 2011, or $4.25 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;

●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding mortgages payable of $59.6 million; and
●	Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt
As of June 30, 2011, we have $58.6 million of mortgages payable that were assumed during the second quarter of 2011, in connection with our previously announced acquisition of 33 single-tenant, retail, distribution, office and manufacturing properties. In aggregate, net premiums totaling $957,000 were recorded upon assumption of the mortgages payable at the time of the respective property acquisition to account for above-market interest rates. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$425 Million Acquisition Credit Facility
In December 2010, we entered into a $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. At June 30, 2011, we had a borrowing capacity of $425 million available on our credit facility and no outstanding balance. If there were outstanding borrowings, the borrowing rate would have been 2.0%.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2011, we had cash and cash equivalents totaling $155.7 million, which includes net proceeds of $140.1 million from the June 2011 issuance of bonds. A majority of our cash and cash equivalents at June 30, 2011, will be used to fund a portion of our previously announced $544 million acquisition of 33 single-tenant retail, distribution, office and manufacturing properties.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of June 30, 2011, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$100
5.5% notes, issued in November 2003 and due in November 2015	150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$1,750

All of our outstanding unsecured notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes and bonds was issued.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of June 30, 2011 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	39.2%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	1.3%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.5x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	263.9%

The following table summarizes the maturity of each of our obligations as of June 30, 2011 (dollars in millions):

Table of Obligations					Ground
					Leases
					Paid by
Year of	Credit	Notes and	Mortgages		Our
Maturity	Facility	Bonds	Payable(1)	Interest (2)	Tenants(3)	Other (4)	Totals
2011	$--	$--	$0.3	$54.4	$2.1	$13.4	$70.2
2012	--	--	0.6	108.8	4.2	--	113.6
2013	--	100.0	12.1	104.5	4.1	--	220.7
2014	--	--	22.0	102.1	3.9	--	128.0
2015	--	150.0	23.6	99.7	3.8	--	277.1
Thereafter	--	1,500.0	--	516.7	53.2	--	2,069.9
Totals	--	$1,750.0	$58.6	$986.2	$71.3	$13.4	$2,879.5

(1) Excludes net premiums of $957,000 recorded on the mortgages payable.
(2) Interest on the credit facility, notes and mortgages payable has been calculated based on outstanding balances as of June 30, 2011 through their respective maturity dates.

(3) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(4) “Other” consists of $12.4 million of commitments under construction contracts and $924,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations. Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first six months of 2011, totaled $106.1 million, representing 90.3% of our funds from operations available to common stockholders of $117.5 million. In comparison, our 2010 cash distributions to common stockholders totaled $182.5 million, representing 94.2% of our funds from operations available to common stockholders of $193.7 million.

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

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: (1) land and (2) building and improvements, based in each case on their estimated fair values. In addition, any assumed mortgages payable are recorded at their estimated fair values.

For properties acquired with in-place operating leases, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases, and tenant relationships.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures, property holding periods, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010.

Rental Revenue
Rental revenue was $102.4 million for the second quarter of 2011, versus $82.2 million for the second quarter of 2010, an increase of $20.2 million, or 24.6%. The increase in rental revenue in the second quarter of 2011, compared to the second quarter of 2010, is primarily attributable to:

●	The 36 properties (3.5 million square feet) acquired by Realty Income in 2011, which generated $4.9 million of rent in the second quarter of 2011;

●
The 186 retail properties (2.3 million square feet) acquired by Realty Income in 2010, which generated $14.0 million of rent in the second quarter of 2011 compared to $927,000 of rent in the second quarter of 2010, for an increase of $13.1 million;

●	Same store rents generated on 2,165 properties (17.7 million square feet) during the entire second quarters of 2011 and 2010, increased by $1.4 million, or 1.8%, to $81.0 million from $79.6 million;
●
A net increase of $940,000 relating to the aggregate of (i) rental revenue from 114 properties (1.1 million square feet) that were available for lease during part of 2011 or 2010, (ii) rental revenue related to 37 properties sold during 2011 and 2010 and (iii) lease termination settlements, which, in aggregate, totaled $2.1 million in the second quarter of 2011 compared to $1.2 million in the second quarter of 2010; and

●	A net decrease in straight-line rent and other non-cash adjustments to rent of $209,000, in the second quarter of 2011, as compared to the second quarter of 2010.

Rental revenue was $200.0 million for the first six months of 2011, versus $164.6 million for the first six months of 2010, an increase of $35.4 million, or 21.5%.  The increase in rental revenue in the first six months of 2011, compared to the first six months of 2010, is primarily attributable to:

●	The 36 properties (3.5 million square feet) acquired by Realty Income in 2011, which generated $5.6 million of rent in the first six months of 2011;
●
The 186 properties (2.3 million square feet) acquired by Realty Income in 2010, which generated $27.96 million of rent in the first six months of 2011 compared to $949,000 in the first six months of 2010, for an increase of $27.0 million;

●
Same store rents generated on 2,165 properties (17.7 million square feet) during the entire first six months of 2011 and 2010 increased by $2.3 million, or 1.4%, to $162.12 million from $159.87 million;

●
A net increase of $815,000 relating to the aggregate of (i) rental revenue from 114 properties (1.1 million square feet) that were available for lease during part of 2011 or 2010, (ii) rental revenue related to 37 properties sold during 2011 and 2010, and (iii) lease termination settlements, which in aggregate, totaled $3.9 million in the first six months of 2011 compared to $3.1 million in the first six months of 2010; and

●	A net decrease in straight-line rent and other non-cash adjustments to rent of $277,000 in the first six months of 2010 as compared to the first six months of 2009.

For purposes of determining the same store pool, we include all properties that were owned for the entire year-to-date period, as of both the current and prior year except for properties during the current or prior year that; (i) were available for lease at any time, (ii) were under development, (iii) we have made an additional investment, (iv) were involved in eminent domain and rent was reduced and (v) were re-leased with rent-free periods.  Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.  To enhance comparability of the results for the quarterly and year-to-date information, we have elected to use the same pool of properties for both the three and six month analyses.

Of the 2,523 properties in the portfolio at June 30, 2011, 2,507, or 99.4%, are single-tenant properties and the remaining 16 are multi-tenant properties. Of the 2,507 single-tenant properties, 2,440, or 97.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years at June 30, 2011. Of our 2,440 leased single-tenant properties, 2,255, or 92.4%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Overage rent based on a percentage of the tenants’ gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $208,000 in the second quarter of 2011 and $88,000 in the second quarter of 2010. Percentage rent was $680,000 in the first six months of 2011 and $711,000 in the first six months of 2010. Percentage rent in the second quarter and first six months of 2011 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2011.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2011, our portfolio of 2,523 properties was 97.3% leased with 68 properties available for lease as compared to 84 at December 31, 2010 and 90 at June 30, 2010. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization
For the second quarter of 2011, depreciation and amortization was $29.0 million as compared to $23.3 million in the second quarter of 2010. For the first six months of 2011, depreciation and amortization was $55.8 million as compared to $46.3 million in the first six months of 2010. The increase in depreciation and amortization in 2011 was primarily due to the acquisition of properties in 2011 and 2010, which was partially offset by property sales in those same years. As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $25.6 million, for the second quarter of 2011, as compared to $21.6 million, for the second quarter of 2010. Interest expense was $50.8 million, for the first six months of 2011, as compared to $43.0 million, for the first six months of 2010.  The increase in interest expense from 2010 to 2011 was primarily due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010 and higher credit facility commitment fees and origination costs as a result of our $425 million acquisition credit facility, which was entered into in December 2010.

 The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest on our credit facility, notes and mortgages	$24,683	$20,799	$48,904	$41,416
Interest included in discontinued operations from real estate acquired for resale by Crest	(198)	(135)	(399)	(263)
Credit facility commitment fees	377	247	754	495
Amortization of credit facility origination costs and deferred financing costs	887	667	1,683	1,326
Interest capitalized	(102)	(2)	(173)	(3)
Interest expense	$25,647	$21,576	$50,769	$42,971

	Three months ended		Six months ended
Credit facility, mortgages and notes outstanding	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Average outstanding balances (dollars in thousands)	$1,634,727	$1,392,351	$1,620,085	$1,374,464
Average interest rates	6.04%	5.98%	6.04%	6.03%

At June 30, 2011, the weighted average interest rate on our notes payable of $1.75 billion was 6.03% and the weighted average interest rate on our mortgages payable of $59.6 million was 4.92%. There was no outstanding balance on our credit facility at June 30, 2011, but if there was, the borrowing rate would have been 2.04%.

Interest Coverage Ratio
Our interest coverage ratio for the second quarter of 2011 was 3.6 times, and for the second quarter of 2010 was 3.4 times.  Our interest coverage ratio for the first six months of 2011 was 3.6 times, and for the first six months of 2010 was 3.5 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company's ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$95,442	$73,989	$136,968	$110,516
Interest expense	25,647	21,576	50,769	42,971
Interest expense included in discontinued operations(1)	198	135	399	263
Income taxes	368	277	735	555
Income tax benefit included in discontinued operations(1)	(88)	(111)	(179)	(201)
Collection of notes receivable by Crest(1)	(36)	(34)	(72)	(68)
Amortization of share-based compensation	(2,167)	(1,715)	(4,347)	(3,476)
Changes in assets and liabilities:
Accounts receivable and other assets	(317)	(414)	(7,826)	(6,075)
Accounts payable, accrued expenses and other liabilities	(25,856)	(18,842)	5,266	4,914
Interest coverage amount	$93,191	$74,861	$181,713	$149,399
Divided by interest expense(2)	$25,845	$21,711	$51,168	$43,234
Interest coverage ratio	3.6	3.4	3.6	3.5
(1) Crest activities.
(2) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the second quarter of 2011 was 2.9 times, and for the second quarter of 2010 was 2.7 times.  Our fixed charge coverage ratio for the first six months of 2011 was 2.9 times, and for the first six months of 2010 was 2.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest coverage amount	$93,191	$74,861	$181,713	$149,399
Divided by interest expense plus preferred stock dividends(1)	$31,908	$27,774	$63,295	$55,361
Fixed charge coverage ratio	2.9	2.7	2.9	2.7

(1) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $1.3 million to $8.0 million in the second quarter of 2011 as compared to $6.7 million in the second quarter of 2010. Included in general and administrative expenses are acquisition transaction costs of $542,000 for the second quarter of 2011, as compared to $40,000 for the second quarter of 2010. General and administrative expenses increased during the three and six months ended June 30, 2011, primarily due to increases in employee costs, higher acquisition transaction costs and higher state registration fees. In the second quarter of 2011, general and administrative expenses as a percentage of total revenue were 7.8%, as compared to 8.1% in the second quarter of 2010.

General and administrative expenses increased by $2.5 million to $15.9 million in the first six months of 2011, as compared to $13.4 million in the first six months of 2010. Included in general and administrative expenses are acquisition transaction costs of $913,000 for the first six months of 2011, as compared to $88,000 for the first six months of 2010. As a percentage of total revenue, general and administrative expenses were 7.9% in the first six months of 2011, as compared to 8.1% in the first six months of 2010. In July 2011, we had 78 employees, as compared to 75 employees in July 2010.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense, and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections, and title search fees. At June 30, 2011, 68 properties were available for lease, as compared to 84 at December 31, 2010 and 90 at June 30, 2010.

Property expenses were $1.7 million in the second quarter of 2011, and $1.6 million in the second quarter of 2010. Property expenses were $3.5 million in the first six months of 2011, and $3.6 million in the first six months of 2010. The decrease in property expenses in the first six months of 2011 is primarily attributable to a decrease in bad debt expense, partially offset by an increase in maintenance and utilities associated with properties available for lease.

Income Taxes
Income taxes were $368,000 in the second quarter of 2011, as compared to $277,000 in the second quarter of 2010. Income taxes were $735,000 in the first six months of 2011, as compared to $555,000 for the first six months of 2010. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $88,000 in the second quarter of 2011, as compared to income tax benefits of $111,000 in the second quarter of 2010. Crest recorded state and federal income tax benefits of $179,000 in the first six months of 2011, as compared to income tax benefits of $201,000 in the first six months of 2010. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Discontinued Operations
Crest’s inventory of three properties is classified as real estate held for investment at June 30, 2011. The results of operations for these properties are included in “income from continuing operations” on our consolidated statements of income.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Crest's income from discontinued operations, real estate acquired for resale	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest revenue	$346	$351	$694	701
Interest expense	(198)	(135)	(399)	(263)
General and administrative expense	(12)	(87)	(25)	(184)
Property expenses	(4)	(2)	(7)	(6)
Income taxes	88	111	179	201
Income from discontinued operations, real estate acquired for resale by Crest	$220	$238	$442	$449

Realty Income’s operations from ten investment properties classified as held for sale at June 30, 2011, plus properties sold in 2011 and 2010, have been classified as discontinued operations. The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Realty Income's income from discontinued operations, real estate held for investment	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gain on sales of investment properties	$1,096	$1,663	$1,224	$2,366
Rental revenue	112	684	338	1,564
Other revenue	7	7	28	17
Depreciation and amortization	(58)	(258)	(161)	(556)
Property expenses	(86)	(194)	(195)	(625)
Provisions for impairment	(10)	(53)	(210)	(87)
Income from discontinued operations, real estate held for investment	$1,061	$1,849	$1,024	$2,679

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Real estate acquired for resale by Crest	$220	$238	$442	$449
Real estate held for investment	1,061	1,849	1,024	2,679
Income from discontinued operations	$1,281	$2,087	$1,466	$3,128

Per common share, basic and diluted	$0.01	$0.02	$0.01	$0.03

The above per share amounts have each been calculated independently.

Crest's Property Sales
During the first six months of 2011 and 2010, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the second quarter of 2011, we sold six investment properties for $3.3 million, which resulted in a gain of $1.1 million. During the first six months of 2011, we sold nine investment properties for $4.4 million, which resulted in a gain of $1.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the second quarter of 2011, we sold excess land from three properties for $675,000, which resulted in a gain of $155,000. This gain is included in "other revenue" on our consolidated statement of income for the three and six months ended June 30, 2011 because this excess land was associated with properties that continue to be owned as part of our core operations.

In comparison, during the second quarter of 2010, we sold seven investment properties and excess land from one property for a total of $6.0 million, which resulted in a gain of $1.7 million. During the first six months of 2010, we sold ten investment properties and excess land from one property for $7.8 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
No provisions for impairment were recorded by Crest in the first six months of 2011 or 2010.

Provisions for Impairment on Realty Income Investment Properties
For the second quarter of 2011, Realty Income recorded a provision for impairment of $10,000 on one property, which was classified as held for sale at June 30, 2011. For the second quarter of 2010, Realty Income recorded a provision for impairment of $53,000 on one property, which was sold in the second quarter of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statements of income, for the three months ended June 30, 2011 and 2010, respectively.

For the first six months of 2011, Realty Income recorded provisions for impairment of $210,000 on three properties, one of which was sold in March and two of which are classified as held for sale at June 30, 2011. For the first six months of 2010, Realty Income recorded provisions for impairment of $87,000 on two properties, both of which were sold in the second quarter of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statements of income, for the six months ended June 30, 2011 and 2010, respectively.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the second quarters of 2011 and 2010 and $12.1 million in the first six months of 2011 and 2010.

Net Income Available to Common Stockholders
Net income available to common stockholders was $33.2 million in the second quarter of 2011, an increase of $8.2 million, as compared to $25.0 million in the second quarter of 2010. Net income available to common stockholders was $63.1 million in the first six months of 2011, an increase of $14.0 million, as compared to $49.1 million in the first six months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO, for the second quarter of 2011, increased by $14.1 million, or 30.1%, to $60.9 million, as compared to $46.8 million for the second quarter of 2010. FFO, for the first six months of 2011, increased by $24.1 million, or 25.8%, to $117.5 million, as compared to $93.4 million for the first six months of 2010. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income available to common stockholders	$33,185	$24,985	$63,120	$49,127
Depreciation and amortization:
Continuing operations	29,001	23,287	55,750	46,280
Discontinued operations	58	258	161	556
Depreciation of furniture, fixtures, and equipment	(59)	(76)	(120)	(154)
Gain on sales of land and investment properties:
Continuing operations	(155)	--	(155)	--
Discontinued operations	(1,096)	(1,663)	(1,224)	(2,366)
FFO available to common stockholders	$60,934	$46,791	$117,532	$93,443

FFO per common share:
Basic	$0.48	$0.45	$0.96	$0.90
Diluted	$0.48	$0.45	$0.96	$0.90

Distributions paid to common stockholders	$55,008	$44,910	$106,131	$89,674

FFO in excess of distributions paid to common stockholders	$5,926	$1,881	$11,401	$3,769

Weighted average number of common shares used for computation per share:
Basic	125,999,323	103,612,454	122,547,027	103,653,250
Diluted	126,202,047	103,765,828	122,691,418	103,778,609

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO, for the second quarter of 2011, increased by $14.7 million, or 30.8%, to $62.4 million, as compared to $47.7 million for the second quarter of 2010. AFFO, for the first six months of 2011, increased by $25.3 million, or 26.5%, to $120.6 million, as compared to $95.3 million for the first six months of 2010. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution).

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income available to common stockholders	$33,185	$24,985	$63,120	$49,127
Cumulative adjustments to calculate FFO(1)	27,749	21,806	54,412	44,316
FFO available to common stockholders	60,934	46,791	117,532	93,443
Amortization of share-based compensation	2,167	1,715	4,347	3,476
Amortization of deferred financing costs(2)	474	343	850	683
Provisions for impairment	10	53	210	87
Capitalized leasing costs and commissions	(380)	(343)	(649)	(636)
Capitalized building improvements	(535)	(324)	(1,209)	(966)
Other adjustments(3)	(300)	(505)	(471)	(743)
Total AFFO available to common stockholders	$62,370	$47,730	$120,610	$95,344

AFFO per common share:
Basic	$0.50	$0.46	$0.98	$0.92
Diluted	$0.49	$0.46	$0.98	$0.92

Distributions paid to common stockholders	$55,008	$44,910	$106,131	$89,674

AFFO in excess of distributions paid to common stockholders	$7,362	$2,820	$14,479	$5,670

Weighted average number of common shares used for computation per share:
Basic	125,999,323	103,612,454	122,547,027	103,653,250
Diluted	126,202,047	103,765,828	122,691,418	103,778,609

(1)	See reconciling items for FFO presented on the previous page.
(2)
Includes the amortization of costs incurred and capitalized when our senior notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010 and June 2011. Also includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable in June 2011.  These costs are being amortized over the lives of the respective mortgages. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)	Includes straight-line rent revenue and the amortization of above and below-market leases.

We believe the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies.  In particular, AFFO provides an additional measure by which to compare the operating performance of different REITs without having to account for differing depreciation assumptions and other unique revenue and expense items which are not pertinent to the measurement of the particular company’s on-going operating performance.  Therefore, we believe that AFFO is an appropriate supplemental performance metric, and that the most appropriate GAAP performance metric to which AFFO should be reconciled is net income available to common stockholders.

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2011, we owned a diversified portfolio:

●	Of 2,523 properties;
●	With an occupancy rate of 97.3%, or 2,455 properties leased and only 68 properties available for lease;
●	Leased to 131 different retail and other commercial enterprises doing business in 37 separate industries;
●	Located in 49 states;
●	With over 24.6 million square feet of leasable space; and
●	With an average leasable space per property of approximately 9,800 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at June 30, 2011. These properties are classified as held for investment.

At June 30, 2011, of our 2,523 properties, 2,440 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

In order to more accurately reflect our exposure to various industries, the following industry table has been modified to reflect the changes below:

●
Properties previously included in the “distribution and office” industry were reclassified to the “home improvement,” “convenience store,” and “restaurant” industries, to better reflect the industry in which the tenant operates;

●
The “restaurant” industry was separated into the “restaurants - casual dining” industry, which includes properties previously classified to dinner houses/family restaurants, and the “restaurants - quick service” industry, which includes fast food restaurants;

●	The “equipment rental” industry was renamed “equipment services;”
●	The “travel plazas” industry was renamed “transportation services;” and
●	The “wine and spirits” industry was renamed “beverages.”

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended June 30, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Apparel stores	1.5%	1.2%	1.1%	1.1%	1.2%	1.7%	1.6%
Automotive collision services	0.9	1.0	1.1	1.0	1.1	1.3	1.3
Automotive parts	1.1	1.4	1.5	1.6	2.1	2.8	3.4
Automotive service	3.9	4.7	4.8	4.8	5.2	6.9	7.6
Automotive tire services	6.3	6.4	6.9	6.7	7.3	6.1	7.2
Aviation	0.1	--	--	--	--	--	--
Beverages	5.7	3.0	--	--	--	--	--
Book stores	0.1	0.1	0.2	0.2	0.2	0.2	0.3
Business services	*	*	*	*	0.1	0.1	0.1
Child care	5.4	6.5	7.3	7.6	8.4	10.3	12.7
Consumer electronics	0.5	0.6	0.7	0.8	0.9	1.1	1.3
Convenience stores	19.0	17.1	16.9	15.8	14.0	16.1	18.7
Crafts and novelties	0.2	0.3	0.3	0.3	0.3	0.4	0.4
Drug stores	3.9	4.1	4.3	4.1	2.7	2.9	2.8
Education	0.8	0.8	0.9	0.8	0.8	0.8	0.8
Entertainment	1.0	1.2	1.3	1.2	1.4	1.6	2.1
Equipment services	0.4	0.2	0.2	0.2	0.2	0.2	0.4
Financial services	0.7	0.2	0.2	0.2	0.2	0.1	0.1
Food Processing	0.4	--	--	--	--	--	--
General merchandise	0.7	0.8	0.8	0.8	0.7	0.6	0.5
Grocery stores	1.6	0.9	0.7	0.7	0.7	0.7	0.7
Health and fitness	6.1	6.9	5.9	5.6	5.1	4.3	3.7
Home furnishings	1.1	1.3	1.3	2.4	2.6	3.1	3.7
Home improvement	1.7	2.0	2.2	2.1	2.4	3.4	1.1
Motor vehicle dealerships	2.5	2.6	2.7	3.2	3.1	3.4	2.6
Office supplies	0.9	0.9	1.0	1.0	1.1	1.3	1.5
Packaging	0.2	--	--	--	--	--	--
Paper	0.1	--	--	--	--	--	--
Pet supplies and services	0.7	0.9	0.9	0.8	0.9	1.1	1.3
Restaurants - casual dining	11.2	13.4	13.7	14.3	14.9	7.0	5.5
Restaurants - quick service	6.3	7.7	8.3	8.2	6.6	4.9	3.9
Shoe stores	0.2	0.1	--	--	--	--	0.3
Sporting goods	2.7	2.7	2.6	2.3	2.6	2.9	3.4
Telecommunications	0.7	--	--	--	--	--	--
Theaters	7.8	8.9	9.2	9.0	9.0	9.6	5.2
Transportation services	2.1	0.2	0.2	0.2	0.2	0.3	0.3
Video rental	0.0	0.2	1.0	1.1	1.7	2.1	2.5
Other	1.5	1.7	1.8	1.9	2.3	2.7	3.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type
The following table sets forth certain property type information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of June 30, 2011 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	June 30, 2011(1)	Revenue
Retail	2,470	19,774,900	$89,952	87.8%
Agriculture	14	184,500	4,883	4.8
Distribution	11	1,903,900	2,385	2.3
Manufacturing	6	1,418,600	1,931	1.9
Office	7	545,000	1,769	1.7
Industrial	15	850,500	1,557	1.5
Totals	2,523	24,677,400	$102,477	100.0%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2011, including revenue from properties reclassified as discontinued operations of $110.

Service Category Diversification for our Retail Portfolio
The following table sets forth certain information regarding the 2,470 retail properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2011, classified according to the business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended June 30, 2011(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	14	$901	1.0%
Automotive service	238	3,982	4.4
Child care	244	5,538	6.2
Education	13	767	0.8
Entertainment	8	1,064	1.2
Equipment services	2	150	0.2
Financial services	12	193	0.2
Health and fitness	37	6,255	6.9
Theaters	34	7,980	8.9
Transportation services	1	187	0.2
Other	10	158	0.2
	613	27,175	30.2
Tenants Selling Goods and Services
Automotive parts (with installation)	22	452	0.5
Automotive tire services	155	6,472	7.2
Business services	1	5	*
Convenience stores	719	19,326	21.5
Home improvement	1	27	*
Motor vehicle dealerships	17	2,511	2.8
Pet supplies and services	13	709	0.8
Restaurants - casual dining	318	10,883	12.1
Restaurants - quick service	314	6,393	7.1
Video rental	11	-	-
	1,571	46,778	52.0
Tenants Selling Goods
Apparel stores	11	1,513	1.7
Automotive parts	45	703	0.8
Book stores	1	128	0.1
Consumer electronics	9	549	0.6
Crafts and novelties	4	239	0.3
Drug stores	57	4,035	4.5
General merchandise	33	679	0.8
Grocery stores	21	1,634	1.8
Home furnishings	43	1,143	1.3
Home improvement	27	1,485	1.6
Office supplies	11	897	1.0
Pet supplies	2	34	*
Shoe stores	1	168	0.2
Sporting goods	21	2,792	3.1
	286	15,999	17.8
Totals	2,470	$89,952	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2011, including revenue from properties reclassified as discontinued operations of $110.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,440 net leased, single-tenant properties as of June 30, 2011 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2011(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2011	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2011	% of Total Rental Revenue
2011	87	664,500	$2,372	2.4%	40	$1,270	1.3%	47	$1,102	1.1%
2012	145	979,800	3,031	3.0	37	1,052	1.0	108	1,979	2.0
2013	158	1,331,200	5,156	5.2	65	2,968	3.0	93	2,188	2.2
2014	117	912,400	3,415	3.4	31	1,641	1.6	86	1,774	1.8
2015	158	820,300	3,919	3.9	78	2,211	2.2	80	1,708	1.7
2016	151	758,300	3,077	3.1	112	2,236	2.3	39	841	0.8
2017	52	491,600	1,868	1.9	39	1,605	1.6	13	263	0.3
2018	49	1,261,200	3,234	3.2	41	3,027	3.0	8	207	0.2
2019	109	1,087,700	5,794	5.8	101	5,369	5.4	8	425	0.4
2020	85	1,544,500	3,952	4.0	75	3,606	3.6	10	346	0.4
2021	182	1,874,100	8,040	8.1	176	7,605	7.7	6	435	0.4
2022	104	803,600	4,009	4.0	103	3,961	4.0	1	48	*
2023	251	1,864,500	9,123	9.2	249	9,049	9.1	2	74	0.1
2024	63	570,000	2,444	2.5	63	2,444	2.5	-	-	-
2025	211	1,744,000	11,618	11.7	206	11,507	11.6	5	111	0.1
2026	111	1,784,900	6,980	7.0	108	6,921	7.0	3	59	*
2027	172	1,395,500	5,854	5.9	171	5,837	5.9	1	17	*
2028	81	738,900	4,282	4.3	79	4,231	4.3	2	51	*
2029	52	919,800	1,558	1.6	49	1,503	1.5	3	55	0.1
2030	43	564,400	6,715	6.7	43	6,715	6.7	-	-	-
2031	40	476,300	1,034	1.0	39	1,016	1.0	1	18	*
2032	2	289,400	651	0.7	2	651	0.7	-	-	-
2033	8	94,000	540	0.5	8	540	0.5	-	-	-
2034	6	84,900	509	0.5	6	509	0.5	-	-	-
2037	2	48,800	354	0.4	2	354	0.4	-	-	-
2043	1	3,600	13	*	-	-	-	1	13	*
Totals	2,440	23,108,200	$99,542	100.0%	1,923	$87,828	88.4%	517	$11,714	11.6%

*Less than 0.1%

(1) Excludes 16 multi-tenant properties and 68 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2) Includes rental revenue of $110 from properties reclassified as discontinued operations and excludes revenue of $2,935 from 16 multi-tenant properties and from 68 vacant  and unleased properties at June 30, 2011.

(3) Represents leases to the initial tenant of the property that are expiring for the first time.
(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio (excluding properties owned by Crest) as of June 30, 2011 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2011(1)	Percentage of Rental Revenue
Alabama	62	97%	420,200	$1,889	1.8%
Alaska	2	100	128,500	287	0.3
Arizona	83	98	561,700	2,838	2.8
Arkansas	17	100	92,400	385	0.4
California	82	100	1,675,500	10,568	10.3
Colorado	50	96	467,000	1,860	1.8
Connecticut	23	96	269,100	1,167	1.1
Delaware	17	100	33,300	431	0.4
Florida	171	95	1,849,300	7,500	7.3
Georgia	133	96	1,031,900	4,270	4.2
Hawaii	--	--	--	--	--
Idaho	12	83	80,700	312	0.3
Illinois	88	99	1,308,500	5,819	5.7
Indiana	81	96	729,900	3,528	3.4
Iowa	21	100	290,600	1,023	1.0
Kansas	32	91	631,900	1,303	1.3
Kentucky	23	100	134,700	706	0.7
Louisiana	33	100	296,300	1,081	1.0
Maine	3	100	22,500	162	0.1
Maryland	28	100	266,600	1,604	1.6
Massachusetts	64	98	575,400	2,550	2.5
Michigan	54	100	287,200	1,309	1.3
Minnesota	151	99	1,010,900	6,755	6.6
Mississippi	72	97	360,700	1,546	1.5
Missouri	65	97	775,800	2,824	2.8
Montana	2	100	30,000	77	0.1
Nebraska	19	95	196,300	486	0.5
Nevada	14	100	308,800	1,003	1.0
New Hampshire	14	100	109,300	587	0.6
New Jersey	33	100	261,300	1,944	1.9
New Mexico	9	100	58,400	197	0.2
New York	39	97	495,000	2,575	2.5
North Carolina	95	99	582,500	2,974	2.9
North Dakota	6	100	36,600	59	0.1
Ohio	135	95	1,056,000	3,650	3.6
Oklahoma	35	100	755,400	1,502	1.5
Oregon	19	95	371,100	888	0.9
Pennsylvania	102	99	797,100	3,641	3.5
Rhode Island	3	100	11,000	59	0.1
South Carolina	98	100	371,400	2,314	2.2
South Dakota	10	100	89,800	186	0.2
Tennessee	130	96	755,200	2,971	2.9
Texas	216	97	3,046,600	9,644	9.4
Utah	5	100	92,100	248	0.2
Vermont	4	100	12,700	128	0.1
Virginia	104	96	1,366,100	3,610	3.5
Washington	34	94	276,500	951	0.9
West Virginia	2	100	23,000	121	0.1
Wisconsin	27	93	269,200	945	0.9
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,523	97%	24,677,400	$102,477	100.0%

* Less than 0.1%

(1)  Includes rental revenue for all properties owned by Realty Income at June 30, 2011, including revenue from properties reclassified as discontinued operations of $110.

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

Of our 2,523 properties in the portfolio, approximately 96.7% or 2,440 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

We maintain an Internet website at www.realtyincome.com. On our website, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3s, Form 4s, Form 5s, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the SEC. None of the information on our website is deemed to be a part of this report.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of June 30, 2011.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2011	$0.3	6.25%	$--	--%
2012	0.6	6.25	--	--
2013(1)	112.1	5.47	--	--
2014(2)	22.0	6.07	--	--
2015(3)	150.0	5.50	23.6	4.69
Thereafter(4)	1,500.0	6.13	--	--
Totals(5)	$1,785.0	6.04%	$23.6	4.69%
Fair Value(6)	$1,913.7		$23.5

(1)	$100 million of fixed rate notes mature in March 2013 and $12.1 million of fixed rate mortgages mature in December 2013.
(2)	$10.7 million of fixed rate mortgages mature in May 2014, $11.3 million matures in September 2014 and the credit facility expires in March 2014.
(3)
$150 million of fixed rate senior notes mature in November 2015 and $23.6 million of variable rate mortgages mature in June 2015. The variable interest rate on the mortgages of $23.6 million is capped at 5.5%.

(4)
As it relates to fixed rate senior notes, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $250 million matures in March 2035.

(5)	Excludes net premiums of $957,000 recorded on mortgages payable.
(6)
We base the estimated fair value of the fixed rate senior notes at June 30, 2011 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2011 on indicative market prices obtained from an independent third party.

The table incorporates only those exposures that exist as of June 30, 2011. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding senior notes and bonds have fixed interest rates. With the exception of one mortgage which has a variable interest rate, our other three mortgages have fixed interest rates.  Interest on our credit facility balance is variable. At June 30, 2011, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2011, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

During the second quarter of 2011, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation: (1) 5,502 shares of stock during April 2011, at a price of $35.73 per share and (2) 3,227 shares of stock during May 2011, at a price of $35.56 per share.

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

10.2
The First Amendment to Credit Agreement among the Company, as Borrower, each of the Lenders party thereto (as defined in the original credit agreement, dated December 13, 2010), and Wells Fargo Bank, National Association (filed as exhibit 10.1 to the Company’s Form 8-K, filed on March 29, 2011 and dated March 25, 2011 and incorporated herein by reference).

10.3
Form indemnification agreement between the Company and each executive and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 4, 2011 and dated May 3, 2011 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: July 28, 2011	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)