Form 10-Q
period 2011-09-30
REALTY INCOME CORP
filed 2011-10-28
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011, or

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

There were 133,205,842 shares of common stock outstanding as of October 20, 2011.

REALTY INCOME CORPORATION

Form 10-Q
September 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	2011	2010
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,689,523	$1,520,413
Buildings and improvements	3,111,258	2,592,449
Total real estate, at cost	4,800,781	4,112,862
Less accumulated depreciation and amortization	(786,863)	(711,615)
Net real estate held for investment	4,013,918	3,401,247
Real estate held for sale, net	4,158	3,631
Net real estate	4,018,076	3,404,878
Cash and cash equivalents	5,543	17,607
Accounts receivable, net	12,065	11,301
Goodwill	17,206	17,206
Other assets, net	221,884	84,598
Total assets	$4,274,774	$3,535,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$21,360	$19,051
Accounts payable and accrued expenses	34,538	47,019
Other liabilities	28,584	22,555
Line of credit payable	96,600	--
Mortgages payable, net	68,150	--
Notes payable	1,750,000	1,600,000
Total liabilities	1,999,232	1,688,625

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $0.01 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2011 and 2010	337,790	337,790
Common stock and paid in capital, par value $0.01 per share,
200,000,000 shares authorized, 133,202,323 and 118,058,988
shares issued and outstanding as of September 30, 2011 and
December 31, 2010, respectively	2,560,612	2,066,287
Distributions in excess of net income	(622,860)	(557,112)
Total stockholders' equity	2,275,542	1,846,965
Total liabilities and stockholders' equity	$4,274,774	$3,535,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2011 and 2010
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE
Rental	$106,808	$86,749	$306,746	$251,237
Other	488	84	886	385
Total revenue	107,296	86,833	307,632	251,622

EXPENSES
Depreciation and amortization	31,869	23,941	87,542	70,145
Interest	28,550	25,135	79,318	68,106
General and administrative	7,143	6,165	23,001	19,526
Property	1,698	1,742	5,102	5,324
Income taxes	367	335	1,102	890
Total expenses	69,627	57,318	196,065	163,991
Income from continuing operations	37,669	29,515	111,567	87,631
Income from discontinued operations	3,111	2,139	4,460	5,276
Net income	40,780	31,654	116,027	92,907
Preferred stock cash dividends	(6,063)	(6,063)	(18,190)	(18,190)
Net income available to common stockholders	$34,717	$25,591	$97,837	$74,717

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.25	$0.23	$0.75	$0.67
Diluted	$0.25	$0.23	$0.75	$0.67
Net income:
Basic	$0.27	$0.25	$0.79	$0.72
Diluted	$0.27	$0.25	$0.79	$0.72

Weighted average common shares outstanding:
Basic	126,376,201	103,830,029	123,921,317	103,781,108
Diluted	126,582,609	103,977,023	124,013,142	103,887,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010
(dollars in thousands)(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,027	$92,907
Adjustments to net income:
Depreciation and amortization	87,542	70,145
Income from discontinued operations	(4,460)	(5,276)
Gain on sale of land	(210)	--
Amortization of share-based compensation	6,098	4,824
Amortization of net premiums on mortgages payable	(98)	--
Provision for impairment on real estate held for investment	10	--
Cash provided by discontinued operations:
Real estate	773	2,055
Collection of principal on notes receivable	110	103
Change in assets and liabilities:
Accounts receivable and other assets	8,672	7,023
Accounts payable, accrued expenses and other liabilities	(15,217)	(15,020)
Net cash provided by operating activities	199,247	156,761
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of income producing investment properties	(766,148)	(304,615)
Proceeds from the sales of real estate:
Continuing operations	783	--
Discontinued operations	11,692	15,294
Restricted escrow deposits	(2,830)	(5,687)
Net cash used in investing activities	(756,503)	(295,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(161,276)	(134,700)
Cash dividends to preferred stockholders	(18,190)	(18,190)
Borrowings under line of credit	378,100	408,700
Payments on line of credit	(281,500)	(413,300)
Principal payments on mortgages	(138)	--
Proceeds from common stock offerings, net	489,236	196,899
Proceeds from bonds issued, net of financing costs of $9,923	140,077	--
Proceeds from notes issued, net of financing costs of $3,869	--	246,131
Proceeds from dividend reinvestment and stock purchase plan, net	1,242	--
Other items	(2,359)	(1,737)
Net cash provided by financing activities	545,192	283,803
Net increase (decrease) in cash and cash equivalents	(12,064)	145,556
Cash and cash equivalents, beginning of period	17,607	10,026
Cash and cash equivalents, end of period	$5,543	$155,582

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

We report, in discontinued operations, the results of operations of properties that have either been disposed of or are classified as held for sale.  As a result of these discontinued operations, certain of the 2010 balances have been reclassified to conform to the 2011 presentation.

At September 30, 2011, we owned 2,600 properties, located in 49 states, containing over 26.8 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions. We have no unconsolidated or off-balance sheet investments in variable interest entities.

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.4 million at September 30, 2011 and $1.1 million at December 31, 2010.

	September 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2011	2010
Value of in-place and above market leases, net	$150,124	$26,221
Deferred bond financing costs, net	22,729	14,203
Notes receivable issued in connection with Crest property sales	21,965	22,075
Note receivable assumed in connection with 2011 acquisitions	8,780	--
Prepaid expenses	8,236	8,431
Restricted escrow deposits	2,830	6,361
Credit facility origination costs, net	3,508	4,619
Deferred financing costs on assumed mortgages payable, net	835	--
Corporate assets, net of accumulated depreciation and amortization	739	827
Other items	2,138	1,861
	$221,884	$84,598

E. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2011	2010
Common stock distributions	$19,339	$17,030
Preferred stock dividends	2,021	2,021
	$21,360	$19,051

F. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2011	2010
Bond interest payable	$12,925	$33,240
Accrued costs on properties under development	5,023	420
Other items	16,590	13,359
	$34,538	$47,019

	September 30,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2011	2010
Rent received in advance	$17,496	$14,564
Value of in-place below-market leases, net	6,600	3,452
Security deposits	4,488	4,539
	$28,584	$22,555

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

I.    Impact of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will apply only to our disclosures in note 8 related to the fair value of assets and liabilities and is not expected to have a significant impact on our footnote disclosures.

In August 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), which  is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will apply only to our disclosures in note 2 related to our annual goodwill impairment test.

J.   Par Value Change

In August 2011, we changed the par value of our common and preferred stock from $1.00 per share to $0.01 per share. This change did not have an impact on the amount of our total stockholders’ equity.

3.       Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first nine months of 2011, we invested $826.4 million in 125 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.9%. The majority of the lease revenue from these properties will be generated from investment grade tenants. These 125 new properties, and properties under development, are located in 25 states, will contain over 5.5 million leasable square feet, and are 100% leased with an average lease term of 11.3 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $1.1 million were recorded to general and administrative expense on our consolidated statement of income, for the nine months ended September 30, 2011.

Included in the $826.4 million invested, during the first nine months of 2011, are the following acquisitions:

(1)
In March, we announced the signing of definitive purchase agreements to acquire 33 single-tenant retail, distribution, office and manufacturing properties for approximately $544 million.  Between March and August, we acquired 32 of the 33 properties for $524.8 million.  We anticipate that we will acquire the one remaining property during the fourth quarter of 2011.

(2)	In August, we acquired 60 properties operating in the restaurant - quick service industry for $41.9 million, under long-term, triple net lease agreements.
(3)	In September, we acquired six properties operating in the wholesale clubs industry for $156.1 million, under long-term, triple net lease agreements.
(4)	In September, we acquired nine properties operating in the health and fitness industry for $63.2 million, under long-term, triple net lease agreements.
(5)	The remaining 18 properties acquired totaled approximately $40.4 million and were acquired at various times during 2011.

Our acquisitions during the first nine months of 2011 were allocated as follows: $173.4 million to land, $528.3 million to buildings and improvements, $129.9 million to intangible assets and $5.2 million to intangible and assumed liabilities, which includes mortgage premiums of $957,000. Additionally, we assumed $8.8 million in notes receivable and $67.4 million in mortgages payable as a result of these acquisitions.  All of the acquisitions were cash purchases and there was no contingent consideration associated with these acquisitions.

For the nine months ended September 30, 2011, total revenues of $15.5 million and income from continuing operations of $5.1 million are included in the consolidated income statement from the properties acquired during the first nine months of 2011.

The following pro forma total revenue and income from continuing operations, for the first nine months of 2011 and 2010, assumes the 2011 property acquisitions took place on January 1, 2010 (in millions):

	Total revenue	Income from continuing operations
Supplemental pro forma for the nine months ended September 30, 2011(1)	$342.1	$115.4
Supplemental pro forma for the nine months ended September 30, 2010(1)	$300.4	$92.3

(1) This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2010, and may not be indicative of future operating results.  No material, non-recurring pro-forma adjustments were included in the calculation of this information.

In comparison, during the first nine months of 2010, we invested $302.9 million in 23 new properties with an initial weighted average contractual lease rate of 7.6%. These 23 properties are located in eight states, contain over 511,000 leasable square feet, and are 100% leased with an average lease term of 18.3 years. Acquisition transaction costs of $191,000 were recorded to general and administrative expense on our consolidated statement of income, for the nine months ended September 30, 2010.

During the first nine months of 2011, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $1.7 million for building and tenant improvements. In comparison, during the first nine months of 2010, we capitalized costs of $2.3 million on existing properties in our portfolio, consisting of $874,000 for re-leasing costs and $1.4 million for building and tenant improvements.

B.  Of the $826.4 million we invested, in the first nine months of 2011, approximately $573.1 million was used to acquire 93 properties with existing leases. Associated with these 93 properties, we recorded $107.6 million as the intangible value of the in-place leases, $22.3 million as the intangible value of above-market leases and $3.5 million as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to other assets on our consolidated balance sheet, and the value of the below-market leases is recorded to other liabilities on our consolidated balance sheet. The value of the in-place leases is amortized as depreciation and amortization expense, while the value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the life of the respective leases.

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

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of other assets on our consolidated balance sheet at December 31, 2010.  At September 30, 2011, the balance of these credit facility origination costs was $3.5 million, which is being amortized over the remaining term of the credit facility.

At September 30, 2011, we had a borrowing capacity of $328.4 million available on our credit facility and an outstanding balance of $96.6 million, as compared to zero borrowings at December 31, 2010. The average borrowing rate on our credit facility, during the first nine months of 2011, was 2.1% and, during the first nine months of 2010, was 1.3%. Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.     Notes Payable

A.	General

Our senior unsecured notes consisted of the following at September 30, 2011 and December 31, 2010, sorted by maturity date (dollars in millions):
	September 30, 2011	December 31, 2010
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	100
	$1,750	$1,600

B.	Re-opening of Unsecured Bonds due 2035

In June 2011, we re-opened our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150.0 million in aggregate principal amount of these 2035 Bonds. The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318%. Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of the 2035 Bonds that we issued in March 2005. The net proceeds of approximately $140.1 million were used to fund property acquisitions.  Interest is paid semiannually on the 2035 Bonds.

C.	Note Issuance

In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes. The public offering price for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to finance the acquisition of our properties. Interest is paid semiannually on the 2021 Notes.

6.	Mortgages Payable

As part of the $826.4 million invested in new properties during the first nine months of 2011, we assumed $67.4 million of mortgages payable to third-party lenders. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

In aggregate, net premiums totaling $957,000 were recorded upon assumption of the mortgages at the time of the respective property acquisitions to account for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender.

As a result of assuming these mortgages payable, we incurred deferred financing costs of $917,000 that were classified as part of other assets on our consolidated balance sheet at September 30, 2011.  The balance of these deferred financing costs at September 30, 2011, was $835,000, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable as of September 30, 2011 (principal balance, unamortized premiums (discounts) and mortgage payable balances in thousands):

Tenant Name	Stated Interest Rate(1)	Effective Interest Rate	Maturity Date(2)	Remaining Principal Balance(2)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
Aviall Services, Inc. (3)	6.25%	4.96%	12/1/13	$12,512	$406	$12,918
Aviall Services, Inc. (3)	6.25%	4.82%	9/1/14	11,710	343	12,053
T-Mobile USA, Inc.	5.89%	5.15%	5/6/14	10,664	182	10,846
MeadWestvaco Corporation	4.73%	4.89%	6/10/15	23,625	(72)	23,553
Solae, LLC(3)(4)	8.26%	8.26%	12/28/13	4,510	--	4,510
Solae, LLC(3)(4)	8.26%	8.26%	12/28/13	4,270	--	4,270
				$67,291	$859	$68,150

(1) With the exception of the MeadWestvaco Corporation mortgage, the mortgages are at fixed interest rates.  The MeadWestvaco Corporation mortgage is at a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.50%, not to exceed an all-in interest rate of 5.5%.

(2) The mortgages require monthly payments, with a principal payment due at maturity.
(3) These are mortgages associated with one property occupied by the applicable tenant.

(4) As part of the assumption of these mortgages payable related to our acquisition of Solae, LLC, we also assumed an $8.8 million note receivable, upon which we will receive interest income at a stated rate of 8.14% through December 28, 2013.

7.     Issuance of Common Stock

In September 2011, we issued 6,300,000 shares of common stock at a price of $34.00 per share. After underwriting discounts and other offering costs of $10.6 million, the net proceeds of $203.6 million were used to repay borrowings under our acquisition credit facility, which were used to fund recent acquisitions.

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and other offering costs of $14.6 million, the net proceeds of $285.6 million were used to fund property acquisitions.

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales, mortgages payable and our senior notes payable, which are disclosed below (dollars in millions). The note receivable assumed in connection with an acquisition during the third quarter of 2011 was recorded at its estimated fair market value, which reflects the amount reported on our consolidated balance sheet.

	Carrying value per	Estimated
At September 30, 2011	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.0	$23.0
Mortgages payable	$68.2	$68.1
Notes payable	$1,750.0	$1,874.4

	Carrying value per	Estimated
At December 31, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.1	$23.2
Notes payable	$1,600.0	$1,707.1

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

The estimated fair value of our mortgages payable has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread.

The estimated fair value of our senior notes payable is based upon indicative market prices and recent trading activity of our notes payable.

9.     Gain on Sales of Investment Properties

During the third quarter of 2011, we sold 12 investment properties for $7.3 million, which resulted in a gain of $3.1 million. During the first nine months of 2011, we sold 21 investment properties for $11.7 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the third quarter of 2011, we sold excess land from two properties for $108,000, which resulted in a gain of $55,000. During the first nine months of 2011, we sold excess land from five properties for $783,000, which resulted in a gain of $210,000.  These gains are included in other revenue on our consolidated statements of income, for the three and nine months ended September 30, 2011, respectively, because this excess land was associated with properties that continue to be owned as part of our core operations.

In comparison, during the third quarter of 2010, we sold nine investment properties for a total of $8.9 million, which resulted in a gain of $1.9 million. During the first nine months of 2010, we sold 19 investment properties and excess land from one property for $16.7 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations.

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

For the third quarter of 2011, we recorded a provision for impairment of $158,000 on one property, which was sold during the third quarter of 2011. For the third quarter of 2010, we recorded a provision for impairment of $84,000 on one property, which was sold during the third quarter of 2010.

For the first nine months of 2011, we recorded provisions for impairment of $368,000 on four properties, three of which were sold in the first nine months of 2011 and one of which was classified as held for sale at September 30, 2011. For the first nine months of 2010, we recorded provisions for impairment of $171,000 on three properties, all of which were sold in the first nine months of 2010.

Operations from four investment properties classified as held for sale at September 30, 2011, plus properties previously sold are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest. The interest expense amounts allocated to Crest are included in income from discontinued operations.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2011	2010	2011	2010
Gain on sales of investment properties	$3,094	$1,919	$4,319	$4,284
Rental revenue	83	519	439	2,209
Other revenue	7	7	35	25
Depreciation and amortization	(26)	(260)	(264)	(892)
Property expenses	(111)	(230)	(365)	(896)
Provisions for impairment	(158)	(84)	(368)	(171)
Crest’s income from discontinued operations	222	268	664	717
Income from discontinued operations	$3,111	$2,139	$4,460	$5,276

Per common share, basic and diluted	$0.02	$0.02	$0.04	$0.05

The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

11.     Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2011 and 2010:

Month	2011	2010
January	$0.1442500	$0.1430000
February	0.1442500	0.1430000
March	0.1442500	0.1430000
April	0.1445625	0.1433125
May	0.1445625	0.1433125
June	0.1445625	0.1433125
July	0.1448750	0.1436250
August	0.1448750	0.1436250
September	0.1448750	0.1436250
Total	$1.3010625	$1.2898125

At September 30, 2011, a distribution of $0.1451875 per common share was payable and was paid in October 2011.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. On May 27, 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During each of the first nine months of 2011 and 2010, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million, and at September 30, 2011, a monthly dividend of $0.1536459 per share was payable and was paid in October 2011.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During each of the first nine months of 2011 and 2010, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2011, a monthly dividend of $0.140625 per share was payable and was paid in October 2011.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares used for the basic net income per share computation	126,376,201	103,830,029	123,921,317	103,781,108
Incremental shares from share-based compensation	206,408	146,994	91,825	106,571
Adjusted weighted average shares used for diluted net income per share computation	126,582,609	103,977,023	124,013,142	103,887,679
Unvested shares from share-based compensation that were anti-dilutive	262,076	87,000	12,510	87,000

13.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first nine months of 2011 was $96.4 million and, in the first nine months of 2010, was $78.5 million.

Interest capitalized to properties under development in the first nine months of 2011 was $317,000 and, in the first nine months of 2010, was $5,000.

Income taxes paid in the first nine months of 2011 was $783,000 and, in the first nine months of 2010, was $947,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first nine months of 2011 was $6.1 million and, for the first nine months of 2010, was $4.8 million.

B.  See note 10 for a discussion of impairments recorded by Realty Income in discontinued operations, for the first nine months of 2011 and 2010.

C.  In the first nine months of 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action.  This receivable is included in other assets on our consolidated balance sheets at September 30, 2011 and December 31, 2010.

D.  As part of the acquisition of four properties during the first nine months of 2011, we assumed $67.4 million of mortgages payable to third-party lenders and recorded $957,000 of net premiums. Additionally, we assumed an $8.8 million note receivable. See note 6 for a discussion of these transactions.

E.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.6 million at September 30, 2011.

F.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $545,000 at September 30, 2010.

14.     Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 39 industry and activity segments (including properties owned by Crest that are grouped together as a segment). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2011 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2011	2010
Segment net real estate:
Automotive service	$104,676	$107,507
Automotive tire services	191,071	195,883
Beverages	308,512	302,159
Child care	67,682	72,935
Convenience stores	695,711	711,667
Drug stores	155,223	143,739
Health and fitness	292,734	220,653
Restaurants - casual dining	476,004	487,141
Restaurants - quick service	279,744	247,475
Sporting goods	81,005	82,966
Theaters	386,693	281,072
Transportation services	96,966	4,961
Wholesale clubs	155,979	-
26 non-reportable segments	726,076	546,720
Total segment net real estate	4,018,076	3,404,878

Intangible assets: Automotive tire services	544	588
Beverages	3,635	-
Drug stores	14,708	5,939
Health and fitness	1,601	1,708
Restaurants - quick service	4,180	-
Sporting goods	5,439	5,786
Theaters	32,338	1,579
Transportation services	22,454	-
Other - non-reportable segments	65,225	10,621
Goodwill:
Automotive service	1,338	1,338
Child care	5,353	5,353
Convenience stores	2,074	2,074
Restaurants - casual dining	2,461	2,461
Restaurants - quick service	1,318	1,318
Other - non-reportable segments	4,662	4,662
Other corporate assets	89,368	87,285
Total assets	$4,274,774	$3,535,590

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2011	2010	2011	2010
Segment rental revenue:
Automotive service	$3,979	$4,018	$12,078	$11,907
Automotive tire services	5,507	5,476	17,486	16,476
Beverages	5,960	4,838	17,472	5,158
Child care	5,547	5,670	16,713	16,630
Convenience stores	19,512	14,340	58,355	42,775
Drug stores	4,017	3,479	11,777	10,343
Health and fitness	6,482	5,833	18,978	17,587
Restaurants - casual dining	11,611	11,337	34,692	34,169
Restaurants - quick service	6,767	6,370	19,961	20,055
Sporting goods	2,791	2,232	8,294	6,494
Theaters	9,779	7,563	25,715	22,690
Transportation services	2,298	187	5,146	562
Wholesale clubs	34	-	34	-
26 non-reportable segments	22,524	15,406	60,045	46,391
Total rental revenue	106,808	86,749	306,746	251,237
Other revenue	488	84	886	385
Total revenue	$107,296	$86,833	$307,632	$251,622

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income during the third quarter of 2011 was $1.8 million, during the third quarter of 2010 was $1.3 million, during the first nine months of 2011 was $6.1 million and during the first nine months of 2010 was $4.8 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2011		For the year ended December 31, 2010
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	924,294	$19.69	853,234	$19.14
Shares granted	247,014	33.94	278,200	28.99
Shares vested	(245,094)	25.26	(206,153)	23.70
Shares forfeited	(348)	31.06	(987)	26.03
Outstanding nonvested shares, end of each period	925,866	$22.12	924,294	$19.69
(1) Grant date fair value.

During the first nine months of 2011, we issued 247,014 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,158 vested immediately, 5,000 vest over a service period of one year, 70,400 vest over a service period of three years and 146,456 vest over a service period of five years.

As of September 30, 2011, the remaining unamortized share-based compensation expense totaled $20.5 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

As of September 30, 2011, there were no remaining stock options outstanding. During the first nine months of 2011, there were 2,454 stock options exercised, at an exercise price of $14.70, and there were no stock option forfeitures.  Stock options, none of which were granted after January 1, 2002, were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.

16.     Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common stockholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions. The Plan authorizes up to 6,000,000 common shares to be issued.  Through September 30, 2011, we issued 38,643 shares and received net proceeds of approximately $1.3 million under The Plan.

17.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2011, we have contingent payments of $729,000 for tenant improvements and leasing costs. In addition, we have committed $15.0 million under construction contracts, which is expected to be paid in the next twelve months.

18.     Subsequent Events

In October 2011, we declared the following dividends, which are payable in November 2011:

-	$0.1451875 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

In October 2011, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Friendly’s leases 121 properties from us that, as of September 30, 2011, represented 3.6% of our rental revenue. Friendly’s rejected 15 of the 121 locations in October 2011.  We do not anticipate that this filing will have a material impact on our operations and financial position, or on our ability to pay and increase the amount of the monthly dividend.

Additionally, the principal balance of one note receivable issued in connection with a Crest property sale was paid in full during October 2011.  We received proceeds of approximately $2.9 million from this transaction.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this quarterly report, the words "estimated", "anticipated", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant properties; and
●	Future expenditures for development projects.

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

Generally, our portfolio management efforts seek to achieve:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At September 30, 2011, we owned a diversified portfolio:

●	Of 2,600 properties;
●	With an occupancy rate of 97.7%, or 2,541 properties leased and only 59 properties available for lease;
●	Leased to 134 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 26.8 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,300 square feet.

Of the 2,600 properties in the portfolio, 2,584, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At September 30, 2011, of the 2,584 single-tenant properties, 2,526 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years.

In addition, at September 30, 2011, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $22.0 million at September 30, 2011.  One of these notes receivable, in the amount of $2.9 million, was paid in full during October 2011.

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

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retailers and other commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. We execute our acquisition strategy by acting as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting potential investments, we generally seek to acquire real estate that has the following characteristics:

●	Properties that are freestanding, commercially-zoned with a single tenant;
●	Properties that are important locations for regional and national commercial enterprises;
●	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;
●	Properties that are located within attractive demographic areas, relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

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

At September 30, 2011, we classified real estate with a carrying amount of $4.2 million as held for sale on our balance sheet. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 42-year policy of paying distributions monthly. Monthly distributions per share increased in April 2011 by $0.0003125 to $0.1445625, in July 2011 by $0.0003125 to $0.144875 and in October 2011 by $0.0003125 to $0.1451875. The increase in October 2011 was our 56th consecutive quarterly increase and the 63rd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2011, we paid three monthly cash distributions per share in the amount of $0.14425, three in the amount of $0.1445625 and three in the amount of $0.144875, totaling $1.3010625. In September 2011 and October 2011, we declared distributions of $0.1451875 per share, which were paid in October 2011 and are payable in November 2011, respectively.

The monthly distribution of $0.1451875 per share represents a current annualized distribution of $1.74225 per share, and an annualized distribution yield of approximately 5.4% based on the last reported sale price of our common stock on the NYSE of $32.24 on September 30, 2011. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the Third Quarter of 2011
During the third quarter of 2011, we invested $462.3 million in 89 new properties and properties under development, with an initial weighted average contractual lease rate of 8.1%. These 89 new properties, and properties under development, are located in 15 states, contain over 2.0 million leasable square feet, and are 100% leased with an average lease term of 9.6 years.

Acquisitions during the First Nine Months of 2011
During the first nine months of 2011, we invested $826.4 million in 125 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.9%. The majority of the lease revenue from these properties will be generated from investment grade tenants. These 125 new properties, and properties under development, are located in 25 states, contain over 5.5 million leasable square feet, and are 100% leased with an average lease term of 11.3 years.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent or, in the case of a property under development, the estimated base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure that the actual return on the funds invested will remain at the percentages listed above.

Included in the $826.4 million invested, during the first nine months of 2011, are the following acquisitions:

(1)
In March, we announced the signing of definitive purchase agreements to acquire 33 single-tenant retail, distribution, office and manufacturing properties for approximately $544 million.  Between March and August, we acquired 32 of the 33 properties for $524.8 million.  We anticipate that we will acquire the one remaining property during the fourth quarter of 2011.

(2)	In August, we acquired 60 properties operating in the restaurant - quick service industry for $41.9 million, under long-term, triple net lease agreements.
(3)	In September, we acquired six properties operating in the wholesale clubs industry for $156.1 million, under long-term, triple net lease agreements.
(4)	In September, we acquired nine properties operating in the health and fitness industry for $63.2 million, under long-term, triple net lease agreements.
(5)	The remaining 18 properties acquired totaled approximately $40.4 million and were acquired at various times during 2011.

Portfolio Discussion

Leasing Results
At September 30, 2011, we had 59 properties available for lease out of 2,600 properties in our portfolio, which represents a 97.7% occupancy rate. Since December 31, 2010, when we reported 84 properties available for lease and a 96.6% occupancy rate, we:

●	Leased 25 properties;
●	Sold 18 properties available for lease; and
●	Have 18 new properties available for lease.

During the first nine months of 2011, 69 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $7.3 million, as compared to the previous rent charged on these same properties of $8.0 million.  At September 30, 2011, our average annualized rental revenue per square foot was approximately $16.95.

Investments in Existing Properties
In the third quarter of 2011, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $595,000 for re-leasing costs and $528,000 for building and tenant improvements.

In the first nine months of 2011, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $1.7 million for building and tenant improvements.

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

The majority of our building and tenant improvements are related to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. It is not customary for us to offer significant tenant improvements on our properties as tenant incentives. The amounts of our capital expenditures can vary significantly, depending on the rental market, credit worthiness, and the willingness of tenants to pay higher rents over the terms of the leases.

Re-opening of Unsecured Bonds due 2035
In June 2011, we re-opened our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150.0 million in aggregate principal amount of additional 2035 Bonds. The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318%. Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of 2035 Bonds that we issued in March 2005. The net proceeds of approximately $140.1 million were used to fund property acquisitions.

Issuance of Common Stock
In September 2011, we issued 6,300,000 shares of common stock at a price of $34.00 per share. After underwriting discounts and other offering costs of $10.6 million, the net proceeds of $203.6 million were used to repay borrowings under our acquisition credit facility, which were used to fund recent acquisitions.

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and offering costs of $14.6 million, the net proceeds of $285.6 million were used to fund property acquisitions.

Dividend Reinvestment and Stock Purchase Plan
In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common shareholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions. The Plan authorizes up to 6,000,000 common shares to be issued. Through September 30, 2011, we issued 38,643 shares and received net proceeds of approximately $1.3 million under The Plan.

Net Income Available to Common Stockholders
Net income available to common stockholders was $34.7 million in the third quarter of 2011, versus $25.6 million in the third quarter of 2010, an increase of $9.1 million. On a diluted per common share basis, net income was $0.27 in the third quarter of 2011, compared to $0.25 in the third quarter of 2010.

Net income available to common stockholders was $97.8 million in the first nine months of 2011, versus $74.7 million in the first nine months of 2010, an increase of $23.1 million. On a diluted per common share basis, net income was $0.79 in the first nine months of 2011, compared to $0.72 in the first nine months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties and excess land. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties and excess land during the third quarter of 2011 was $3.1 million, as compared to $1.9 million during the third quarter of 2010. The gain from the sale of properties and excess land during the first nine months of 2011 was $4.5 million, as compared to $4.3 million during the first nine months of 2010.

Funds from Operations Available to Common Stockholders (FFO)
In the third quarter of 2011, our FFO increased by $15.6 million, or 32.6%, to $63.4 million, versus $47.8 million in the third quarter of 2010. On a diluted per common share basis, FFO was $0.50 in the third quarter of 2011, compared to $0.46 in the third quarter of 2010, an increase of $0.04, or 8.7%.

In the first nine months of 2011, our FFO increased by $39.7 million, or 28.1%, to $180.9 million, versus $141.2 million in the first nine months of 2010. On a diluted per common share basis, FFO was $1.46 in the first nine months of 2011, compared to $1.36 in the first nine months of 2010, an increase of $0.10, or 7.4%.

See our discussion of FFO (which is not a financial measure under U.S. generally accepted accounting principles, or GAAP) later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the third quarter of 2011, our AFFO increased by $15.6 million, or 32.1%, to $64.2 million, versus $48.6 million in the third quarter of 2010. On a diluted per common share basis, AFFO was $0.51 in the third quarter of 2011, compared to $0.47 in the third quarter of 2010, an increase of $0.04, or 8.5%.

In the first nine months of 2011, our AFFO increased by $40.9 million, or 28.4%, to $184.8 million, versus $143.9 million in the first nine months of 2010. On a diluted per common share basis, AFFO was $1.49 in the first nine months of 2011, compared to $1.39 in the first nine months of 2010, an increase of $0.10, or 7.2%.

See our discussion of AFFO (which is not a financial measure under U.S. GAAP) later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $425 million credit facility and occasionally through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2011, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $1.91 billion, or approximately 29.2% of our total market capitalization of $6.56 billion.

We define our total market capitalization at September 30, 2011 as the sum of:

●	Shares of our common stock outstanding of 133,202,323 multiplied by the last reported sales price of our common stock on the NYSE of $32.24 per share on September 30, 2011, or $4.29 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding mortgages payable of $68.2 million;
●	Outstanding borrowings of $96.6 million on our credit facility; and
●	Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt
As of September 30, 2011, we have $67.3 million of mortgages payable to third-party lenders that were assumed in 2011, in connection with our property acquisitions. We paid $138,000 in principal payments on these mortgages payable during the first nine months of 2011.  Additionally, net premiums totaling $957,000, in aggregate, were recorded upon assumption of the mortgages payable at the time of the respective property acquisitions to account for above-market interest rates. We recorded amortization of $98,000 related to these net premiums during the first nine months of 2011.

Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$425 Million Acquisition Credit Facility
In December 2010, we entered into a $425 million revolving, unsecured credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. At September 30, 2011, we had a borrowing capacity of $328.4 million available on our credit facility and an outstanding balance of $96.6 million at an effective interest rate of 2.1%.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2011, we had cash and cash equivalents totaling $5.5 million.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of September 30, 2011, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of September 30, 2011 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	39.2%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	1.4%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	256.9%

The following table summarizes the maturity of each of our obligations as of September 30, 2011 (dollars in millions):

Table of Obligations					Ground	Ground
					Leases	Leases
					Paid by	Paid by
Year of	Credit	Notes and	Mortgages		Realty	Our
Maturity	Facility(1)	Bonds	Payable(2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2011	$--	$--	$0.2	$27.9	$--	$1.0	$5.7	$34.8
2012	--	--	0.6	111.6	0.2	4.0	10.0	126.4
2013	--	100.0	20.9	107.4	0.2	3.9	--	232.4
2014	96.6	--	22.0	102.6	0.2	3.7	--	225.1
2015	--	150.0	23.6	99.7	0.2	3.7	--	277.2
Thereafter	--	1,500.0	--	516.7	0.6	52.6	--	2,069.9
Totals	$96.6	$1,750.0	$67.3	$965.9	$1.4	$68.9	$15.7	$2,965.8

(1) The initial term of the credit facility expires in March 2014 and includes two, one-year extension options.
(2) Excludes net premiums of $957,000 recorded on the mortgages payable.
(3) Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of September 30, 2011 through their respective maturity dates.
(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $15.0 million of commitments under construction contracts and $729,000 of contingent payments for tenant improvements and leasing costs. The amounts allocated to 2011 and 2012 have been estimated.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations. Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse.

Preferred Stock Outstanding
In 2004, we issued 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock. On May 27, 2009, shares of Class D preferred stock became redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class D preferred stock are paid monthly in arrears.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2010, our cash distributions totaled $206.8 million, or approximately 136.5% of our REIT taxable income of $151.5 million. Our REIT taxable income reflects non-cash deductions for depreciation and amortization. Our REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first nine months of 2011, totaled $161.3 million, representing 89.2% of our funds from operations available to common stockholders of $180.9 million. In comparison, our 2010 cash distributions to common stockholders totaled $182.5 million, representing 94.2% of our funds from operations available to common stockholders of $193.7 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2012). In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

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

Matters Pertaining to a Certain Tenant
On October 5, 2011, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Friendly’s leases 121 properties from us that, as of September 30, 2011, represented 3.6% of our rental revenue. In its filing, Friendly’s rejected the leases on only 15 of our 121 properties, representing approximately $1.3 million of annualized rental revenue. Any properties returned to us are immediately available for re-lease to other tenants. We believe  that the demand in the market for these 15 properties will allow us to find suitable replacement tenants within the next 12 months. We anticipate that the majority of the properties should remain under lease, and that any stores that are vacated or where rental payments are adjusted as a result of the filing will not have a material impact on our operations and financial position, or on our ability to pay and increase the amount of the monthly dividend. However, there can be no assurance that Friendly’s will continue to pay rent for the remainder of the lease term on the remaining properties.

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010:

Rental Revenue
Rental revenue was $106.8 million for the third quarter of 2011, versus $86.7 million for the third quarter of 2010, an increase of $20.1 million, or 23.2%. The increase in rental revenue in the third quarter of 2011, compared to the third quarter of 2010, is primarily attributable to:

●	The 125 properties (5.5 million square feet) acquired by Realty Income in 2011, which generated $9.6 million of rent in the third quarter of 2011;
●
The 186 retail properties (2.3 million square feet) acquired by Realty Income in 2010, which generated $14.1 million of rent in the third quarter of 2011 compared to $5.5 million of rent in the third quarter of 2010, for an increase of $8.6 million;

●	Same store rents generated on 2,159 properties (17.8 million square feet) during the entire third quarters of 2011 and 2010, increased by $1.4 million, or 1.8%, to $81.1 million from $79.7 million;
●
A net increase of $304,000 relating to the aggregate of (i) rental revenue from 114 properties (1.1 million square feet) that were available for lease during part of 2011 or 2010, (ii) rental revenue related to 49 properties sold during 2011 and 2010 and (iii) lease termination settlements, which, in aggregate, totaled $1.5 million in the third quarter of 2011 compared to $1.2 million in the third quarter of 2010; and

●	A net increase in straight-line rent and other non-cash adjustments to rent of $76,000 in the third quarter of 2011 as compared to the third quarter of 2010.

Rental revenue was $306.7 million for the first nine months of 2011, versus $251.2 million for the first nine months of 2010, an increase of $55.5 million, or 22.1%.  The increase in rental revenue in the first nine months of 2011, compared to the first nine months of 2010, is primarily attributable to:

●	The 125 properties (5.5 million square feet) acquired by Realty Income in 2011, which generated $15.2 million of rent in the first nine months of 2011;
●
The 186 properties (2.3 million square feet) acquired by Realty Income in 2010, which generated $42.06 million of rent in the first nine months of 2011 compared to $6.44 million in the first nine months of 2010, for an increase of $35.6 million;

●
Same store rents generated on 2,159 properties (17.8 million square feet) during the entire first nine months of 2011 and 2010 increased by $3.7 million, or 1.5%, to $243.0 million from $239.3 million;

●
A net increase of $1.2 million relating to the aggregate of (i) rental revenue from 114 properties (1.1 million square feet) that were available for lease during part of 2011 or 2010, (ii) rental revenue related to 49 properties sold during 2011 and 2010, and (iii) lease termination settlements, which in aggregate, totaled $5.6 million in the first nine months of 2011 compared to $4.4 million in the first nine months of 2010; and

●	A net decrease in straight-line rent and other non-cash adjustments to rent of $202,000 in the first nine months of 2011 as compared to the first nine months of 2010.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year except for properties during the current or prior year that; (i) were available for lease at any time, (ii) were under development, (iii) we have made an additional investment, (iv) were involved in eminent domain and rent was reduced and (v) were re-leased with rent-free periods.  Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.  To enhance comparability of the results for the quarterly and year-to-date information, we have elected to use the same pool of properties for both the three and nine month analyses.

Of the 2,600 properties in the portfolio at September 30, 2011, 2,584, or 99.4%, are single-tenant properties and the remaining 16 are multi-tenant properties. Of the 2,584 single-tenant properties, 2,526, or 97.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years at September 30, 2011. Of our 2,526 leased single-tenant properties, 2,342, or 92.7%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Overage rent based on a percentage of the tenants’ gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $241,000 in the third quarter of 2011 and $207,000 in the third quarter of 2010. Percentage rent was $921,000 in the first nine months of 2011 and $918,000 in the first nine months of 2010. Percentage rent in the third quarter and first nine months of 2011 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2011.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2011, our portfolio of 2,600 properties was 97.7% leased with 59 properties available for lease as compared to 84 at December 31, 2010 and at September 30, 2010. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization
For the third quarter of 2011, depreciation and amortization was $31.9 million as compared to $23.9 million for the third quarter of 2010. For the first nine months of 2011, depreciation and amortization was $87.5 million as compared to $70.1 million for the first nine months of 2010. The increase in depreciation and amortization in 2011 was primarily due to the acquisition of properties in 2011 and 2010, which was partially offset by property sales in those same years. As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $28.6 million for the third quarter of 2011, as compared to $25.1 million for the third quarter of 2010. Interest expense was $79.3 million for the first nine months of 2011, as compared to $68.1 million for the first nine months of 2010.  The increase in interest expense from 2010 to 2011 was primarily due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010, the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011 and higher credit facility commitment fees and origination costs as a result of our $425 million acquisition credit facility, which was entered into in December 2010.

 The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest on our credit facility, notes, bonds and mortgages	$27,627	$24,260	$76,531	$65,677
Interest included in discontinued operations	(198)	(137)	(597)	(400)
Credit facility commitment fees	377	248	1,131	743
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	888	766	2,570	2,091
Interest capitalized	(144)	(2)	(317)	(5)
Interest expense	$28,550	$25,135	$79,318	$68,106

	Three months ended		Nine months ended
	September 30,		September 30,
Credit facility, mortgages and notes outstanding	2011	2010	2011	2010
Average outstanding balances (dollars in thousands)	$1,797,848	$1,621,010	$1,675,706	$1,456,643
Average interest rates	5.9%	6.0%	6.0%	6.0%

At September 30, 2011, the weighted average interest rate on our:

●	Notes and bonds payable of $1.75 billion was 6.03%;
●	Mortgages payable of $68.2 million was 5.4%;
●	Credit facility outstanding borrowings of $96.6 million was 2.09%; and
●	Combined outstanding notes, bonds, mortgages and credit facility borrowings of $1.9 billion was 5.8%.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT's performance because it is widely followed by industry analysts, lenders and investors and is used by management as one measure of performance. In addition, management utilizes Adjusted EBITDA because our $425 million credit facility uses a similar metric to measure our compliance with certain covenants. EBITDA and Adjusted EBITDA should be considered along with, but not an alternative to, net income, cash flow and FFO, as measures of our operating performance.

The following is a reconciliation of net income, our most directly comparable GAAP measure, to Adjusted EBITDA (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$40,780	$31,654	$116,027	$92,907
Interest expense	28,550	25,135	79,318	68,106
Interest expense included in discontinued operations	198	137	597	400
Income taxes	367	335	1,102	890
Income tax benefit included in discontinued operations	(90)	(88)	(268)	(288)
Depreciation and amortization	31,869	23,941	87,542	70,145
Depreciation and amortization in discontinued operations	26	260	264	892
EBITDA	101,700	81,374	284,582	233,052
Provisions for impairment	169	84	378	171
Amortization of net premiums on mortgages payable	(98)	--	(98)	--
Gain on property sales	(55)	--	(210)	--
Gain on property sales in discontinued operations	(3,094)	(1,919)	(4,319)	(4,284)
Adjusted EBITDA	$98,622	$79,539	$280,333	$228,939

Interest Coverage Ratio
Interest coverage ratio is calculated as: Adjusted EBITDA divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company's ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2011	2010	2011	2010
Adjusted EBITDA	$98,622	$79,539	$280,333	$228,939
Divided by interest expense(1)	$28,748	$25,272	$79,915	$68,506
Interest coverage ratio	3.4	3.1	3.5	3.3
(1) Includes interest expense recorded to discontinued operations.

Fixed Charge Coverage Ratio
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

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2011	2010	2011	2010
Adjusted EBITDA	$98,622	$79,539	$280,333	$228,939
Divided by interest expense plus preferred stock dividends(1)	$34,811	$31,335	$98,105	$86,696
Fixed charge coverage ratio	2.8	2.5	2.9	2.6
(1) Includes interest expense recorded to discontinued operations.

General and Administrative Expenses
General and administrative expenses increased by $978,000 to $7.1 million in the third quarter of 2011, as compared to $6.2 million in the third quarter of 2010. Included in general and administrative expenses are acquisition transaction costs of $233,000 for the third quarter of 2011, as compared to $102,000 for the third quarter of 2010. General and administrative expenses increased, during the three and nine months ended September 30, 2011, primarily due to increases in employee costs and higher acquisition transaction costs. In the third quarter of 2011, general and administrative expenses, as a percentage of total revenue, were 6.7%, as compared to 7.1% in the third quarter of 2010.

General and administrative expenses increased by $3.5 million to $23.0 million in the first nine months of 2011, as compared to $19.5 million in the first nine months of 2010. Included in general and administrative expenses are acquisition transaction costs of $1.1 million for the first nine months of 2011, as compared to $191,000 for the first nine months of 2010. As a percentage of total revenue, general and administrative expenses were 7.5%, in the first nine months of 2011, as compared to 7.8% in the first nine months of 2010. In October 2011, we had 80 employees, as compared to 76 employees in October 2010.

Property Expenses
Property expenses are broken down into costs associated with unleased properties, non-net leased multi-tenant properties and general portfolio expenses. Expenses related to unleased properties and multi-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense, and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2011, 59 properties were available for lease, as compared to 84 at December 31, 2010 and at September 30, 2010.

Property expenses were $1.7 million in the third quarters of 2011 and 2010. Property expenses were $5.1 million in the first nine months of 2011, and $5.3 million in the first nine months of 2010. The decrease in property expenses, in the first nine months of 2011, is primarily attributable to a decrease in bad debt expense and a decrease in maintenance and utilities, partially offset by an increase in insurance costs associated with properties available for lease. Property expenses, for the three and nine months ended September 30, 2011, include $10,000 related to a provision for impairment on one property.

Income Taxes
Income taxes were $367,000 in the third quarter of 2011, as compared to $335,000 in the third quarter of 2010. Income taxes were $1.1 million in the first nine months of 2011, as compared to $890,000 in the first nine months of 2010. These amounts are for city and state income taxes paid by Realty Income.

Discontinued Operations
Operations from four investment properties classified as held for sale at September 30, 2011, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2011	2010	2011	2010
Gain on sales of investment properties	$3,094	$1,919	$4,319	$4,284
Rental revenue	83	519	439	2,209
Other revenue	7	7	35	25
Depreciation and amortization	(26)	(260)	(264)	(892)
Property expenses	(111)	(230)	(365)	(896)
Provisions for impairment	(158)	(84)	(368)	(171)
Crest’s income from discontinued operations	222	268	664	717
Income from discontinued operations	$3,111	$2,139	$4,460	$5,276

Per common share, basic and diluted	$0.02	$0.02	$0.04	$0.05

Gain on Sales of Investment Properties
During the third quarter of 2011, we sold 12 investment properties for $7.3 million, which resulted in a gain of $3.1 million. During the first nine months of 2011, we sold 21 investment properties for $11.7 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the third quarter of 2011, we sold excess land from two properties for $108,000, which resulted in a gain of $55,000. During the first nine months of 2011, we sold excess land from five properties for $783,000, which resulted in a gain of $210,000. These gains are included in other revenue on our consolidated statements of income for the three and nine months ended September 30, 2011, respectively, because this excess land was associated with properties that continue to be owned as part of our core operations.

In comparison, during the third quarter of 2010, we sold nine investment properties for a total of $8.9 million, which resulted in a gain of $1.9 million. During the first nine months of 2010, we sold 19 investment properties and excess land from one property for $16.7 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment Investment Properties
For the third quarter of 2011, we recorded provisions for impairment of $169,000 on two properties, one of which was sold during the third quarter of 2011. For the third quarter of 2010, we recorded a provision for impairment of $84,000 on one property, which was sold during the third quarter of 2010. These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in property expenses for the three months ended September 30, 2011.

For the first nine months of 2011, we recorded provisions for impairment of $378,000 on five properties, three of which were sold in the first nine months of 2011 and one of which was classified as held for sale at September 30, 2011. For the first nine months of 2010, we recorded provisions for impairment of $171,000 on three properties, all of which were sold in the first nine months of 2010. These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in property expenses for the nine months ended September 30, 2011.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the third quarters of 2011 and 2010 and $18.2 million in the first nine months of 2011 and 2010.

Net Income Available to Common Stockholders
Net income available to common stockholders was $34.7 million in the third quarter of 2011, an increase of $9.1 million, as compared to $25.6 million in the third quarter of 2010. Net income available to common stockholders was $97.8 million in the first nine months of 2011, an increase of $23.1 million, as compared to $74.7 million in the first nine months of 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO, for the third quarter of 2011, increased by $15.6 million, or 32.6%, to $63.4 million, as compared to $47.8 million for the third quarter of 2010. FFO, for the first nine months of 2011, increased by $39.7 million, or 28.1%, to $180.9 million, as compared to $141.2 million for the first nine months of 2010. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$34,717	$25,591	$97,837	$74,717
Depreciation and amortization:
Continuing operations	31,869	23,941	87,542	70,145
Discontinued operations	26	260	264	892
Depreciation of furniture, fixtures, and equipment	(58)	(69)	(178)	(223)
Gain on sales of land and investment properties:
Continuing operations	(55)	--	(210)	--
Discontinued operations	(3,094)	(1,919)	(4,319)	(4,284)
FFO available to common stockholders	$63,405	$47,804	$180,936	$141,247

FFO per common share:
Basic	$0.50	$0.46	$1.46	$1.36
Diluted	$0.50	$0.46	$1.46	$1.36

Distributions paid to common stockholders	$55,145	$45,026	$161,276	$134,700

FFO in excess of distributions paid to common stockholders	$8,260	$2,778	$19,660	$6,547

Weighted average number of common shares used for computation per share:
Basic	126,376,201	103,830,029	123,921,317	103,781,108
Diluted	126,582,609	103,977,023	124,013,142	103,887,679

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO, for the third quarter of 2011, increased by $15.6 million, or 32.1%, to $64.2 million, as compared to $48.6 million for the third quarter of 2010. AFFO, for the first nine months of 2011, increased by $40.9 million, or 28.4%, to $184.8 million, as compared to $143.9 million for the first nine months of 2010. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution).

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$34,717	$25,591	$97,837	$74,717
Cumulative adjustments to calculate FFO(1)	28,688	22,213	83,099	66,530
FFO available to common stockholders	63,405	47,804	180,936	141,247
Amortization of share-based compensation	1,751	1,347	6,098	4,824
Amortization of deferred financing costs(2)	486	431	1,335	1,114
Provisions for impairment	169	84	378	171
Capitalized leasing costs and commissions	(595)	(238)	(1,243)	(874)
Capitalized building improvements	(528)	(438)	(1,737)	(1,404)
Other adjustments(3)	(449)	(405)	(920)	(1,148)
Total AFFO available to common stockholders	$64,239	$48,585	$184,847	$143,930

AFFO per common share:
Basic	$0.51	$0.47	$1.49	$1.39
Diluted	$0.51	$0.47	$1.49	$1.39

Distributions paid to common stockholders	$55,145	$45,026	$161,276	$134,700

AFFO in excess of distributions paid to common stockholders	$9,094	$3,559	$23,571	$9,230

Weighted average number of common shares used for computation per share:
Basic	126,376,201	103,830,029	123,921,317	103,781,108
Diluted	126,582,609	103,977,023	124,013,142	103,887,679

(1)	See reconciling items for FFO presented on the previous page.
(2)
Includes the amortization of costs incurred and capitalized when our senior notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010 and June 2011. Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable in 2011.  These costs are being amortized over the lives of the respective mortgages. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2011, we owned a diversified portfolio:

●	Of 2,600 properties;
●	With an occupancy rate of 97.7%, or 2,541 properties leased and only 59 properties available for lease;
●	Leased to 134 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 26.8 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,300 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at September 30, 2011. These properties are classified as held for investment.

At September 30, 2011, of our 2,600 properties, 2,526 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

In order to more accurately reflect our exposure to various industries, the following industry table has been modified to reflect the changes below:

●
Properties previously included in the “distribution and office” industry were reclassified to the “home improvement,” “convenience store,” and “restaurant” industries, to better reflect the industry in which the tenant operates;

●
The “restaurant” industry was separated into the “restaurants - casual dining” industry, which includes dinner houses and family restaurants, and the “restaurants - quick service” industry, which includes fast food restaurants;

●	The “equipment rental” industry was renamed “equipment services;”
●	The “travel plazas” industry was renamed “transportation services;” and
●	The “wine and spirits” industry was renamed “beverages.”

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended September 30, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Apparel stores	1.4%	1.2%	1.1%	1.1%	1.2%	1.7%	1.6%
Automotive collision services	0.9	1.0	1.1	1.0	1.1	1.3	1.3
Automotive parts	1.1	1.4	1.5	1.6	2.1	2.8	3.4
Automotive service	3.7	4.7	4.8	4.8	5.2	6.9	7.6
Automotive tire services	5.2	6.4	6.9	6.7	7.3	6.1	7.2
Aviation	0.8	--	--	--	--	--	--
Beverages	5.6	3.0	--	--	--	--	--
Book stores	0.1	0.1	0.2	0.2	0.2	0.2	0.3
Business services	*	*	*	*	0.1	0.1	0.1
Child care	5.2	6.5	7.3	7.6	8.4	10.3	12.7
Consumer electronics	0.5	0.6	0.7	0.8	0.9	1.1	1.3
Convenience stores	18.3	17.1	16.9	15.8	14.0	16.1	18.7
Crafts and novelties	0.2	0.3	0.3	0.3	0.3	0.4	0.4
Drug stores	3.8	4.1	4.3	4.1	2.7	2.9	2.8
Education	0.7	0.8	0.9	0.8	0.8	0.8	0.8
Entertainment	1.0	1.2	1.3	1.2	1.4	1.6	2.1
Equipment services	0.4	0.2	0.2	0.2	0.2	0.2	0.4
Financial services	0.6	0.2	0.2	0.2	0.2	0.1	0.1
Food processing	1.1	--	--	--	--	--	--
General merchandise	0.6	0.8	0.8	0.8	0.7	0.6	0.5
Grocery stores	1.5	0.9	0.7	0.7	0.7	0.7	0.7
Health and fitness	6.1	6.9	5.9	5.6	5.1	4.3	3.7
Home furnishings	1.1	1.3	1.3	2.4	2.6	3.1	3.7
Home improvement	1.6	2.0	2.2	2.1	2.4	3.4	1.1
Motor vehicle dealerships	2.4	2.6	2.7	3.2	3.1	3.4	2.6
Office supplies	0.8	0.9	1.0	1.0	1.1	1.3	1.5
Packaging	0.7	--	--	--	--	--	--
Paper	0.2	--	--	--	--	--	--
Pet supplies and services	0.7	0.9	0.9	0.8	0.9	1.1	1.3
Restaurants - casual dining	10.9	13.4	13.7	14.3	14.9	7.0	5.5
Restaurants - quick service	6.4	7.7	8.3	8.2	6.6	4.9	3.9
Shoe stores	0.2	0.1	--	--	--	--	0.3
Sporting goods	2.6	2.7	2.6	2.3	2.6	2.9	3.4
Telecommunications	0.9	--	--	--	--	--	--
Theaters	9.2	8.9	9.2	9.0	9.0	9.6	5.2
Transportation services	2.1	0.2	0.2	0.2	0.2	0.3	0.3
Video rental	0.0	0.2	1.0	1.1	1.7	2.1	2.5
Wholesale clubs	*	--	--	--	--	--	--
Other	1.4	1.7	1.8	1.9	2.3	2.7	3.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification
The following table sets forth certain property type information regarding Realty Income’s property portfolio as of September 30, 2011 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2011(1)	Percentage of Revenue
Retail	2,545	21,602,900	$91,710	85.8%
Agriculture	14	184,500	4,937	4.6
Distribution	12	1,979,300	3,378	3.2
Manufacturing	6	1,418,600	2,492	2.3
Office	8	778,500	2,786	2.6
Industrial	15	850,500	1,543	1.5
Totals	2,600	26,814,300	$106,846	100.0%

(1) Includes rental revenue for all properties owned by Realty Income at September 30, 2011, including revenue from properties reclassified as discontinued operations of $56.  Excludes revenue of $18 from properties owned by Crest.

Tenant Diversification
The largest tenants based on percentage of total portfolio rental revenue at September 30, 2011 include the following:

AMC Theatres	5.4%	NPC International/Pizza Hut	2.7%
Diageo	5.0%	BJ’s Wholesale Club	2.7%
L.A. Fitness	4.7%	Rite Aid	2.7%
Northern Tier Energy/Super America	4.5%	FreedomRoads/Camping World	2.4%
Hometown Buffet	4.3%	La Petite Academy	2.3%
Friendly’s Ice Cream	3.6%	TBC Corporation	2.3%
Regal Cinemas	3.5%	Couche-Tard/Circle K	2.2%
The Pantry	3.2%

Service Category Diversification for our Retail Portfolio
The following table sets forth certain information regarding the 2,545 retail properties owned by Realty Income at September 30, 2011, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industry	Number of Properties	Retail Rental Revenue for the Quarter Ended September 30, 2011(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	17	$962	1.0%
Automotive service	238	3,979	4.3
Child care	239	5,547	6.0
Education	14	803	0.9
Entertainment	8	1,074	1.2
Equipment services	2	150	0.2
Financial services	13	196	0.2
Health and fitness	45	6,472	7.1
Theaters	43	9,779	10.7
Transportation services	1	187	0.2
Other	9	132	0.1
	629	29,281	31.9
Tenants Selling Goods and Services
Automotive parts (with installation)	23	452	0.5
Automotive tire services	155	5,507	6.0
Business services	1	5	*
Convenience stores	719	19,399	21.2
Home improvement	1	29	*
Motor vehicle dealerships	17	2,519	2.7
Pet supplies and services	12	710	0.8
Restaurants - casual dining	316	10,982	12.0
Restaurants - quick service	372	6,794	7.4
Video rental	8	--	0.0
Wholesale clubs	6	34	*
	1,630	46,431	50.6
Tenants Selling Goods
Apparel stores	11	1,519	1.7
Automotive parts	44	724	0.8
Book stores	1	113	0.1
Consumer electronics	9	581	0.6
Crafts and novelties	4	238	0.3
Drug stores	57	4,017	4.4
General merchandise	33	643	0.7
Grocery stores	21	1,632	1.8
Home furnishings	44	1,153	1.3
Home improvement	27	1,485	1.6
Office supplies	11	900	1.0
Pet supplies	2	34	*
Shoe stores	1	168	0.2
Sporting goods	21	2,791	3.0
	286	15,998	17.5
Totals	2,545	$91,710	100.0%

*  Less than 0.1%

(1)
Includes rental revenue for all retail properties owned by Realty Income at September 30, 2011, including revenue from properties reclassified as discontinued operations of $56. Excludes revenue of $18 from properties owned by Crest.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,526 net leased, single-tenant properties as of September 30, 2011 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Sept. 30, 2011(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2011	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2011	% of Total Rental Revenue
2011	44	319,800	$1,143	1.1%	18	$513	0.5%	26	$630	0.6%
2012	155	1,093,400	3,440	3.3	43	1,350	1.3	112	2,090	2.0
2013	162	1,367,500	5,325	5.1	65	2,976	2.8	97	2,349	2.3
2014	126	990,600	3,694	3.5	31	1,641	1.6	95	2,053	1.9
2015	158	891,800	4,059	3.9	79	2,391	2.3	79	1,668	1.6
2016	162	839,200	3,442	3.3	113	2,296	2.2	49	1,146	1.1
2017	58	722,200	2,493	2.4	41	2,141	2.1	17	352	0.3
2018	84	1,242,900	3,307	3.2	74	3,040	2.9	10	267	0.3
2019	140	1,565,700	6,643	6.3	132	6,220	5.9	8	423	0.4
2020	85	1,597,400	4,889	4.7	75	4,544	4.4	10	345	0.3
2021	186	1,975,600	8,502	8.1	178	7,934	7.6	8	568	0.5
2022	105	879,400	4,457	4.3	104	4,409	4.3	1	48	*
2023	252	2,094,000	9,887	9.4	250	9,814	9.3	2	73	0.1
2024	63	565,000	2,448	2.3	63	2,448	2.3	--	--	--
2025	210	1,730,800	11,674	11.1	205	11,561	11.0	5	113	0.1
2026	113	1,811,100	7,128	6.8	110	7,047	6.7	3	81	0.1
2027	173	1,410,000	5,859	5.6	172	5,841	5.6	1	18	*
2028	90	1,083,100	4,427	4.2	88	4,376	4.2	2	51	*
2029	52	919,800	2,071	2.0	49	2,010	1.9	3	61	0.1
2030	43	564,400	6,779	6.5	43	6,779	6.5	--	--	--
2031	46	1,123,600	1,068	1.0	45	1,049	1.0	1	19	*
2032	2	289,400	651	0.6	2	651	0.6	--	--	--
2033	8	94,000	540	0.5	8	540	0.5	--	--	--
2034	6	84,900	509	0.5	6	509	0.5	--	--	--
2037	2	48,800	354	0.3	2	354	0.3	--	--	--
2043	1	3,600	13	*	--	--	--	1	13	*
Totals	2,526	25,308,000	$104,802	100.0%	1,996	$92,434	88.3%	530	$12,368	11.7%

*Less than 0.1%

(1) Excludes 15 multi-tenant properties and 59 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2) Includes rental revenue of $56 from properties reclassified as discontinued operations and excludes revenue of $2,044 from 15 multi-tenant properties and from 59 vacant and unleased properties at September 30, 2011. Excludes revenue of $18 from three properties owned by Crest.
(3) Represents leases to the initial tenant of the property that are expiring for the first time.
(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of September 30, 2011 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2011(1)	Percentage of Rental Revenue
Alabama	62	97%	420,200	$1,851	1.7%
Alaska	2	100	128,500	287	0.3
Arizona	83	98	561,700	2,845	2.7
Arkansas	17	100	92,400	383	0.4
California	93	100	2,159,400	11,186	10.5
Colorado	59	97	499,000	1,913	1.8
Connecticut	23	96	269,100	1,185	1.1
Delaware	17	100	33,300	431	0.4
Florida	184	97	1,926,000	7,642	7.2
Georgia	144	97	1,273,300	4,750	4.4
Hawaii	--	--	--	--	--
Idaho	12	83	80,700	316	0.3
Illinois	101	99	1,335,900	5,995	5.6
Indiana	81	96	799,000	3,555	3.3
Iowa	21	100	290,600	1,021	1.0
Kansas	37	92	642,900	1,330	1.2
Kentucky	23	100	134,700	707	0.7
Louisiana	33	100	296,300	1,199	1.1
Maine	3	100	22,500	162	0.1
Maryland	29	100	384,000	1,611	1.5
Massachusetts	64	98	575,400	2,551	2.4
Michigan	54	100	287,200	1,326	1.2
Minnesota	150	100	1,003,600	6,755	6.3
Mississippi	72	97	360,700	1,588	1.5
Missouri	76	96	1,027,500	3,642	3.4
Montana	2	100	30,000	77	0.1
Nebraska	19	95	196,300	491	0.5
Nevada	14	100	308,800	1,002	0.9
New Hampshire	15	100	217,200	592	0.6
New Jersey	33	100	260,400	1,945	1.8
New Mexico	9	100	58,400	198	0.2
New York	42	98	776,200	2,820	2.6
North Carolina	94	100	572,400	3,007	2.8
North Dakota	6	100	36,600	59	0.1
Ohio	135	96	1,127,400	3,841	3.6
Oklahoma	35	100	752,400	1,505	1.4
Oregon	19	100	373,500	1,160	1.1
Pennsylvania	103	99	905,800	3,646	3.4
Rhode Island	3	100	11,000	59	0.1
South Carolina	98	100	371,400	2,314	2.2
South Dakota	10	100	89,800	186	0.2
Tennessee	129	97	747,800	2,980	2.8
Texas	216	97	3,176,700	9,958	9.3
Utah	5	100	92,100	251	0.2
Vermont	4	100	12,700	128	0.1
Virginia	105	98	1,519,400	4,328	4.0
Washington	34	94	276,500	997	0.9
West Virginia	2	100	23,000	121	0.1
Wisconsin	27	93	269,200	950	0.9
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,600	98%	26,814,300	$106,846	100.0%

(1)
Includes rental revenue for all properties owned by Realty Income at September 30, 2011, including revenue from properties reclassified as discontinued operations of $56. Excludes revenue of $18 from properties owned by Crest.

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

Of our 2,600 properties in the portfolio, approximately 97.2% or 2,526 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of September 30, 2011.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2011	$0.2	6.25%	$--	--%
2012	0.6	6.25	--	--
2013(1)	120.9	5.67	--	--
2014(2)	22.0	6.07	96.6	2.09
2015(3)	150.0	5.50	23.6	4.79
Thereafter(4)	1,500.0	6.13	--	--
Totals(5)	$1,793.7	6.05%	$120.2	2.62%
Fair Value(6)	$1,919.0		$120.1

(1)	$100 million of fixed rate notes mature in March 2013 and $20.9 million of fixed rate mortgages mature in December 2013.
(2)	$10.7 million of fixed rate mortgages mature in May 2014, $11.3 million matures in September 2014 and the credit facility expires in March 2014.
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
(6)
We base the estimated fair value of the fixed rate senior notes at September 30, 2011 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2011 on the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at September 30, 2011.

The table incorporates only those exposures that exist as of September 30, 2011. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding senior notes and bonds have fixed interest rates. All of our mortgages payable, except one, have fixed interest rates.  Interest on our credit facility balance is variable. Based on our credit facility balance of $96.6 million at September 30, 2011, a 1% change in interest rates would change our interest costs by $966,000 per year.

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

As of and for the quarter ended September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2011, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

During the third quarter of 2011, no shares of stock were withheld for state and federal payroll taxes on the vesting of stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

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

* 4.16	Form of Common Stock Certificate.

Material Contracts
10.1	Dividend Reinvestment and Stock Purchase Plan (filed as Company’s Registration Statement 333-158169 on Form 424B5, filed on and dated March 23, 2011 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: October 27, 2011	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)