Form 10-K
period 2011-12-31
REALTY INCOME CORP
filed 2012-02-13
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

Commission File Number 1-13374

REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

600 La Terraza Boulevard, Escondido, California  92025-3873
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $0.01 Par Value Class D Preferred Stock, $0.01 Par Value(1) Class E Preferred Stock, $0.01 Par Value Class F Preferred Stock, $0.01 Par Value	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

(1)	On January 31, 2012, we announced that we plan to redeem the Class D Preferred Stock on March 1, 2012.

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

At June 30, 2011, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $4.2 billion based upon the last reported sale price of $33.49 per share on the New York Stock Exchange on June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter.

At February 7, 2012, the number of shares of common stock outstanding was 133,384,973, the number of shares of Class D preferred stock outstanding was 5,100,000 and the number of shares of Class E preferred stock outstanding was 8,800,000. On February 7, 2012, we issued and had 14,950,000 shares of Class F preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 8, 2012, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:                      Business
THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 43 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other properties that generate rental revenue under long-term lease agreements (primarily 10 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

Generally, our portfolio management efforts seek to achieve:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At December 31, 2011, we owned a diversified portfolio:

●	Of 2,634 properties;
●	With an occupancy rate of 96.7%, or 2,547 properties leased and only 87 properties available for lease;
●	Leased to 136 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 27.3 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,400 square feet.

Of the 2,634 properties in the portfolio, 2,619, or 99.4%, are single-tenant properties, and the remaining 15 are multi-tenant properties. At December 31, 2011, of the 2,619 single-tenant properties, 2,533 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.3 years.

We typically acquire properties under long-term leases with regional and national retailers and other commercial enterprises. Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs.

In general, our net-lease agreements:

●	Are for initial terms of 10 to 20 years;
●	Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
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

Our nine senior officers owned 1.0% of our outstanding common stock with a market value of $47.2 million at January 31, 2012. Our directors and nine senior officers, as a group, owned 1.2% of our outstanding common stock with a market value of $57.7 million at January 31, 2012.

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

Our Class F cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprF” with a cusip number of 756109-807.

In February 2012, we had 83 employees as compared to 79 employees in February 2011.

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

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 43-year policy of paying distributions monthly. Monthly distributions per common share increased by $0.0003125 in April 2011 to $0.1445625, in July 2011 to $0.144875, in October 2011 to $0.1451875 and in January 2012 to $0.1455. The increase in January 2012 was our 57th consecutive quarterly increase and the 64th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2011, we paid three monthly cash distributions per common share in the amount of $0.14425, three in the amount of $0.1445625, three in the amount of $0.144875 and three in the amount of $0.1451875, totaling $1.736625. In December 2011, January 2012 and February 2012, we declared distributions of $0.1455 per share, which were paid in January 2012 and will be paid in February 2012 and March 2012, respectively.

The current monthly distribution of $0.1455 per share represents an annualized distribution of $1.746 per share, and an annualized distribution yield of approximately 5.0% based on the last reported sale price of our common stock on the NYSE of $34.96 on December 31, 2011. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions During 2011
During 2011, we invested $1.02 billion in 164 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.8%. The majority of the lease revenue from these properties will be generated from tenants that have investment grade ratings on their senior debt securities. These 164 new properties, and properties under development, are located in 26 states, contain over 6.2 million leasable square feet, and are 100% leased with an average lease term of 13.4 years.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent or, in the case of a property under development, the estimated base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

Included in the $1.02 billion invested during 2011 are:

(1)	The acquisition of 33 single-tenant retail, distribution, office and manufacturing properties for approximately $543.8 million, under long-term, net lease agreements.
(2)	The acquisition of 60 properties operating in the restaurant - quick service industry for $41.9 million, under long-term, net lease agreements.
(3)	The acquisition of six properties operating in the wholesale clubs industry for $156.1 million, under long-term, net lease agreements.
(4)	The acquisition of 36 properties operating in the grocery store industry for $151.4 million under long-term, net lease agreements.
(5)	The acquisition of nine properties operating in the health and fitness industry for $63.2 million, under long-term, net lease agreements.
(6)	The remaining 20 properties acquired totaled approximately $59.8 million.

Portfolio Discussion

Leasing Results
At December 31, 2011, we had 87 properties available for lease out of 2,634 properties in our portfolio, which represents a 96.7% occupancy rate.  Since December 31, 2010, when we reported 84 properties available for lease and a 96.6% occupancy rate, we:

●	Leased 37 properties;
●	Sold 21 properties available for lease; and
●	Have 61 new properties available for lease.

During 2011, 89 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $9.6 million, as compared to the previous rent on these same properties of $10.4 million.  At December 31, 2011, our average annualized rental revenue per square foot was approximately $17.06.

Matters Pertaining To Certain Tenants
In January 2012, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, announced that it was emerging from voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (which they had filed for in October 2011). Pursuant to the bankruptcy proceedings, Friendly’s accepted 102 of their 121 leases with us.  Friendly’s rejected 19 leases with us, representing approximately $1.8 million of annualized rent, and received rent concessions and term reductions on some of their accepted leases with us. We estimate that we will recover approximately 80% of the $16.1 million of annualized rent that Friendly’s was paying the Company before the bankruptcy filing.

Additionally, in January 2012, Buffets Holding, Inc., or Buffets, another one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Buffets leases 86 properties from us that, as of December 31, 2011, represented approximately $18.2 million, or approximately 3.9% of our annualized rental revenue.  Buffets rejected the leases on seven of our 86 properties, representing approximately $1.8 million of annualized rent.  Additionally, we have reached a preliminary agreement (subject to bankruptcy court approval) with Buffets regarding rent concessions and term reductions on some of Buffets’ other leases with us. Overall, post-bankruptcy, we estimate that we will recover approximately 65% of the $18.2 million of annualized rent that Buffets was paying us before the bankruptcy filing.  Friendly’s and Buffets both operate casual dining restaurants.

For both Friendly’s and Buffets, any properties returned to us are immediately available for re-lease to other tenants. We believe that demand in the market for the rejected properties will allow us to find suitable replacement tenants within the next 18 months. However, there can be no assurance that we will be successful in finding replacement tenants for these properties within this timeframe, or at all, or that Friendly’s or Buffets will continue to pay rent for the remainder of the lease terms on their accepted leases.

In addition, we have recently concluded an analysis of our portfolio and have identified other tenants, whose leases represented approximately 2% to 3% of our total annualized rent as of December 31, 2011, that we believe may make similar bankruptcy filings in 2012. However, the foregoing percentages are estimates and are subject to numerous assumptions and uncertainties and the actual percentage of annualized rent represented by other tenants who make bankruptcy filings during 2012 may be different.

Investments in Existing Properties
In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building and tenant improvements.  In 2010, we capitalized costs of $3.6 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs and $2.1 million for building improvements.

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

Issuance of Preferred Stock
In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F cumulative redeemable preferred stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option.  The net proceeds of approximately $361.7 million from this issuance will be used to redeem the outstanding Class D preferred stock, repay borrowings under our acquisition credit facility and for other general corporate purposes.  Beginning February 15, 2017, the Class F preferred shares are redeemable at our option for $25.00 per share. The initial dividend of $0.1702257 per share will be paid on March 15, 2012, and will cover 37 days.  Thereafter, dividends of $0.1380208 per share will be paid monthly.

Redemption of Preferred Stock
In January 2012, we announced that we plan to redeem our outstanding Class D preferred stock on March 1, 2012.  We will redeem the Class D preferred stock at $25.00 per share, plus accrued dividends.

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

Re-opening of Unsecured Bonds due 2035
In June 2011, we “re-opened” our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150 million in aggregate principal amount of additional 2035 Bonds.  The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318% per annum.  Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of 2035 Bonds that we issued in March 2005.  The net proceeds of $140.1 million were used to fund property acquisitions.

Dividend Reinvestment and Stock Purchase Plan
In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common shareholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions.  The Plan authorizes up to 6,000,000 common shares to be issued.  Through December 31, 2011, we issued 59,605 shares and received net proceeds of approximately $1.9 million under The Plan.

Net Income Available to Common Stockholders
Net income available to common stockholders was $132.8 million in 2011 versus $106.5 million in 2010, an increase of $26.3 million. On a diluted per common share basis, net income was $1.05 in 2011, as compared to $1.01 in 2010.

The calculation to determine net income available to common stockholders includes gains from the sale of properties and excess land. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties and excess real estate during 2011 was $5.7 million, as compared to $8.7 million during 2010.

Funds from Operations Available to Common Stockholders (FFO)
In 2011, our FFO increased by $55.5 million, or 28.6%, to $249.4 million versus $193.9 million in 2010.  On a diluted per common share basis, FFO was $1.98 in 2011, compared to $1.83 in 2010, an increase of $0.15, or 8.2%.

See our discussion of FFO (which is not a financial measure under U.S. generally accepted accounting principles, or GAAP), which includes a reconciliation of net income available to common stockholders to FFO, in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In 2011, our AFFO increased by $56.1 million, or 28.4%, to $253.4 million versus $197.3 million in 2010. On a diluted per common share basis, AFFO was $2.01 in 2011, compared to $1.86 in 2010, an increase of $0.15, or 8.1%.

See our discussion of AFFO (which is not a financial measure under U.S. GAAP), which includes a reconciliation of net income available to common stockholders to FFO and AFFO, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

DISTRIBUTION POLICY

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2011, our cash distributions totaled $243.6 million, or approximately 127.7% of our estimated taxable income of $190.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2011 cash distributions to common stockholders totaled $219.3 million, representing 87.9% of our funds from operations available to common stockholders of $249.4 million.

The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share). On January 31, 2012, we announced that the Class D preferred stock would be redeemed on March 1, 2012. The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25 per share liquidation preference (equivalent to $1.6875 per annum per share). The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25 per share liquidation preference (equivalent to $1.65625 per annum per share). The initial Class F preferred stock dividend will be paid on March 15, 2012. Dividends on our Class D and Class E preferred stock are current.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for "qualified dividend income" has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2012). In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest Net Lease, Inc., or Crest) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 20.6% of the distributions to our common stockholders, made or deemed to have been made in 2011, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot provide assurance that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $425 million credit facility and occasionally through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2011, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $2.06 billion, or approximately 29.1% of our total market capitalization of $7.06 billion.

We define our total market capitalization at December 31, 2011 as the sum of:

●	Shares of our common stock outstanding of 133,223,338 multiplied by the last reported sales price of our common stock on the NYSE of $34.96 per share on December 31, 2011, or $4.66 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding mortgages payable of $67.8 million;
●	Outstanding borrowings of $237.4 million on our credit facility; and
●	Outstanding senior unsecured notes and bonds of $1.75 billion.

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases. We believe that owning a portfolio of properties under long-term leases, coupled with the tenant's responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Investment Strategy
When identifying new properties for acquisition, our focus is generally on providing capital to owners and operators of retail and other commercial enterprises by acquiring, then leasing back, the real estate they consider important to the successful operation of their business.

We primarily focus on acquiring properties leased to retail and other commercial enterprises based on the following guidelines:

●	Tenants with reliable and sustainable cash flow;
●	Tenants with revenue and cash flow from multiple sources;
●	Large owners and users of real estate;
●	Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);
●	Real estate and tenants that are willing to sign a long-term lease (10 or more years); and
●	Property transactions where we can achieve an attractive spread over our cost of capital.

Historically, our investment focus has primarily been on retail and other commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2011, approximately 83% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy
We typically acquire and lease properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the tenants' individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

●	Industry, company, market conditions and credit profile;
●	For retail locations, store profitability, if profitability data is available, and the importance of the location of the real estate to the operations of the company’s business; and
●	Overall real estate characteristics, including property value and comparative rental rates.

The typical profile of companies whose properties have been approved for acquisition are those with 50 or more locations. Generally the properties:

●	Are located in highly visible areas;
●	Have easy access to major thoroughfares; and
●	Have attractive demographics.

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

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which may impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See Item 1A entitled "Risk Factors" in this annual report.

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

At December 31, 2011, we classified real estate with a carrying amount of $2.2 million as held for sale on our balance sheet. In 2012, we intend to employ more active disposition efforts to further enhance the credit quality of our real estate portfolio.  As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $25 million and $60 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which expires in March 2012. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We plan to file a new shelf registration statement prior to the expiration of our existing shelf registration.

$425 Million Acquisition Credit Facility
We have a $425 million unsecured, revolving credit facility. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the credit facility, the current investment grade credit ratings on our debt securities provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us under the credit facility.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation. At December 31, 2011, we had a borrowing capacity of $187.6 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $237.4 million.  As a result of the issuance of our Class F preferred stock in February 2012, we paid off all outstanding credit facility borrowings on February 7, 2012.  The interest rate on borrowings outstanding under our credit facility at December 31, 2011 was 2.1% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2011, we remain in compliance with these covenants.

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

Credit Agency Ratings
The borrowing rates under our credit facility are based upon our credit ratings.  We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

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

Mortgage Debt
As of December 31, 2011, we have $67.2 million of mortgages payable to third-party lenders that were assumed in 2011, in connection with our property acquisitions.  We paid $279,000 in principal payments on these mortgages payable during 2011.  Additionally, net premiums totaling $820,000, in aggregate, were recorded upon assumption of the mortgages payable at the time of the respective property acquisitions to account for above-market interest rates.  We recorded amortization of $189,000 related to these net premiums during 2011.

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

Competitive Strategy
We believe that to successfully pursue our investment philosophy and strategy, we must seek to maintain the following competitive advantages:

●
Type of Investment Properties: We believe net-leased properties, whether purchased individually or as part of larger portfolio purchases, represent an attractive investment opportunity in today's real estate environment. The less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of properties, is an effective investment strategy. The tenants of our freestanding properties generally provide goods and services that satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these tenants, our method of purchasing the property and then leasing it back, under a net-lease arrangement, allows the commercial enterprise to free up capital.

●
Investment in New Industries: We will seek to further diversify our portfolio among a variety of industries. We believe diversification will allow us to invest in industries that currently are growing and have characteristics we find attractive. When analyzing new industries, we seek to acquire properties that are critical to the success of a commercial enterprise, through its distribution of the product or service. Other characteristics may include, but are not limited to, industries that are dominated by local store operators where regional and national store operators and other commercial enterprises can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base.

●
Diversification: Diversification of the portfolio by industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2011, we owned a diversified property portfolio that consisted of 2,634 properties located in 49 states, leased to 136 different retail and other commercial enterprises doing business in 38 industry segments. Each of the 38 industry segments, represented in our property portfolio, individually accounted for no more than 17.2% of our rental revenue for the quarter ended December 31, 2011.

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

PROPERTY PORTFOLIO INFORMATION

At December 31, 2011, we owned a diversified portfolio:

●	Of 2,634 properties;
●	With an occupancy rate of 96.7%, or 2,547 properties leased and only 87 properties available for lease;
●	Leased to 136 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 27.3 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,400 square feet.

At December 31, 2011, of our 2,634 properties, 2,533 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants' gross sales above a specified level, or fixed increases.

In order to more accurately reflect our exposure to various industries, the following industry table has been modified from similar tables we have prepared in the past to reflect the changes below:

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

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended December 31, 2011	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Apparel stores	1.3%	1.4%	1.2%	1.1%	1.1%	1.2%	1.7%
Automotive collision services	0.9	0.9	1.0	1.1	1.0	1.1	1.3
Automotive parts	1.3	1.2	1.4	1.5	1.6	2.1	2.8
Automotive service	3.4	3.7	4.7	4.8	4.8	5.2	6.9
Automotive tire services	4.9	5.6	6.4	6.9	6.7	7.3	6.1
Aviation	0.8	0.5	--	--	--	--	--
Beverages	5.3	5.6	3.0	--	--	--	--
Book stores	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Business services	*	*	*	*	*	0.1	0.1
Child care	4.7	5.2	6.5	7.3	7.6	8.4	10.3
Consumer electronics	0.5	0.5	0.6	0.7	0.8	0.9	1.1
Convenience stores	17.2	18.5	17.1	16.9	15.8	14.0	16.1
Crafts and novelties	0.2	0.2	0.3	0.3	0.3	0.3	0.4
Drug stores	3.6	3.8	4.1	4.3	4.1	2.7	2.9
Education	0.7	0.7	0.8	0.9	0.8	0.8	0.8
Entertainment	0.9	1.0	1.2	1.3	1.2	1.4	1.6
Equipment services	0.4	0.4	0.2	0.2	0.2	0.2	0.2
Financial services	0.6	0.5	0.2	0.2	0.2	0.2	0.1
Food processing	1.2	0.7	--	--	--	--	--
General merchandise	0.6	0.6	0.8	0.8	0.8	0.7	0.6
Grocery stores	1.7	1.6	0.9	0.7	0.7	0.7	0.7
Health and fitness	6.9	6.4	6.9	5.9	5.6	5.1	4.3
Home furnishings	1.0	1.1	1.3	1.3	2.4	2.6	3.1
Home improvement	1.6	1.7	2.0	2.2	2.1	2.4	3.4
Motor vehicle dealerships	2.1	2.2	2.6	2.7	3.2	3.1	3.4
Office supplies	0.8	0.9	0.9	1.0	1.0	1.1	1.3
Packaging	0.6	0.4	--	--	--	--	--
Paper	0.2	0.1	--	--	--	--	--
Pet supplies and services	0.7	0.7	0.9	0.9	0.8	0.9	1.1
Restaurants - casual dining	9.8	10.9	13.4	13.7	14.3	14.9	7.0
Restaurants - quick service	6.6	6.6	7.7	8.3	8.2	6.6	4.9
Shoe stores	0.1	0.2	0.1	--	--	--	--
Sporting goods	2.5	2.7	2.7	2.6	2.3	2.6	2.9
Telecommunications	0.9	0.7	--	--	--	--	--
Theaters	9.8	8.8	8.9	9.2	9.0	9.0	9.6
Transportation services	2.2	1.8	0.2	0.2	0.2	0.2	0.3
Video rental	0.0	0.0	0.2	1.0	1.1	1.7	2.1
Wholesale clubs	2.7	0.7	--	--	--	--	--
Other	1.2	1.4	1.7	1.8	1.9	2.3	2.7
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification
The following table sets forth certain property type information regarding Realty Income’s property portfolio as of December 31, 2011 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2011(1)	Percentage of Revenue
Retail	2,577	22,109,800	$97,841	86.4%
Agriculture	15	184,500	4,961	4.4
Distribution	13	2,027,100	3,520	3.1
Manufacturing	6	1,418,600	2,509	2.2
Office	8	778,500	2,897	2.6
Industrial	15	850,500	1,531	1.3
Totals	2,634	27,369,000	$113,259	100.0%

(1) Includes rental revenue for all properties owned by Realty Income at December 31, 2011, including revenue from properties reclassified as discontinued operations of $52.  Excludes revenue of $23 from properties owned by Crest.

Tenant Diversification
The largest tenants based on percentage of total portfolio rental revenue at December 31, 2011 include the following:
AMC Theatres	5.3%	NPC International/Pizza Hut	2.7%
Diageo	5.0%	BJ’s Wholesale Club	2.6%
L.A. Fitness	4.6%	Rite Aid	2.6%
Northern Tier Energy/Super America	4.4%	Smart & Final	2.4%
Hometown Buffet	3.9%	FreedomRoads/Camping World	2.2%
Regal Cinemas	3.4%	TBC Corporation	2.2%
Friendly’s Ice Cream	3.2%	La Petite Academy	2.2%
The Pantry	3.1%

Service Category Diversification for our Retail Portfolio
The following table sets forth certain information regarding the 2,577 retail properties owned by Realty Income at December 31, 2011, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industry	Number of Properties	Retail Rental Revenue for the Quarter Ended December 31, 2011(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	18	$967	1.0%
Automotive service	234	3,857	3.9
Child care	238	5,367	5.5
Education	14	807	0.8
Entertainment	8	1,074	1.1
Equipment services	2	150	0.2
Financial services	13	197	0.2
Health and fitness	46	7,829	8.0
Theaters	43	11,097	11.4
Transportation services	1	187	0.2
Other	9	115	0.1
	626	31,647	32.4
Tenants Selling Goods and Services
Automotive parts (with installation)	25	478	0.5
Automotive tire services	158	5,575	5.7
Business services	1	5	*
Convenience stores	719	19,341	19.8
Motor vehicle dealerships	15	2,391	2.4
Pet supplies and services	14	744	0.7
Restaurants - casual dining	316	10,461	10.7
Restaurants - quick service	373	7,500	7.7
Video rental	6	--	0.0
	1,627	46,495	47.5
Tenants Selling Goods
Apparel stores	10	1,494	1.5
Automotive parts	41	946	1.0
Book stores	1	83	0.1
Consumer electronics	9	592	0.6
Crafts and novelties	4	228	0.2
Drug stores	57	4,033	4.1
General merchandise	33	693	0.7
Grocery stores	57	1,959	2.0
Home furnishings	45	1,191	1.2
Home improvement	28	1,515	1.6
Office supplies	11	891	0.9
Shoe stores	1	168	0.2
Sporting goods	21	2,881	2.9
Wholesale clubs	6	3,025	3.1
	324	19,699	20.1
Totals	2,577	$97,841	100.0%

*  Less than 0.1%

(1)
Includes rental revenue for all retail properties owned by Realty Income at December 31, 2011, including revenue from properties reclassified as discontinued operations of $52. Excludes revenue of $23 from properties owned by Crest.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,533 net leased, single-tenant properties as of December 31, 2011 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Dec. 31, 2011(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Dec. 31, 2011	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Dec. 31, 2011	% of Total Rental Revenue
2012	161	1,079,800	$3,700	3.3%	39	$1,134	1.0%	122	$2,566	2.3%
2013	162	1,348,000	4,968	4.5	64	2,658	2.4	98	2,310	2.1
2014	127	959,700	3,478	3.1	30	1,465	1.3	97	2,013	1.8
2015	157	888,800	4,283	3.9	79	2,537	2.3	78	1,746	1.6
2016	170	852,400	3,630	3.3	113	2,325	2.1	57	1,305	1.2
2017	70	842,400	2,890	2.6	41	2,341	2.1	29	549	0.5
2018	84	1,243,500	3,985	3.6	74	3,730	3.4	10	255	0.2
2019	140	1,520,700	7,303	6.6	132	6,878	6.2	8	425	0.4
2020	85	1,597,400	5,009	4.5	75	4,664	4.2	10	345	0.3
2021	186	1,975,600	8,761	7.9	178	8,257	7.4	8	504	0.5
2022	106	890,200	4,652	4.2	105	4,619	4.2	1	33	*
2023	252	2,094,000	10,000	9.0	250	9,926	8.9	2	74	0.1
2024	61	549,500	2,271	2.0	60	2,209	2.0	1	62	*
2025	208	1,724,400	11,655	10.5	203	11,522	10.4	5	133	0.1
2026	111	1,878,700	7,155	6.4	108	7,074	6.3	3	81	0.1
2027	170	1,424,100	5,984	5.4	169	5,966	5.4	1	18	*
2028	85	1,111,600	5,821	5.2	83	5,771	5.2	2	50	*
2029	53	960,800	2,258	2.0	50	2,197	2.0	3	61	*
2030	36	417,300	4,989	4.5	36	4,989	4.5	--	--	--
2031	90	1,876,900	6,216	5.6	89	6,197	5.6	1	19	*
2032	2	289,400	668	0.6	2	668	0.6	--	--	--
2033	8	94,000	540	0.5	8	540	0.5	--	--	--
2034	6	84,900	509	0.5	6	509	0.5	--	--	--
2037	2	48,800	354	0.3	2	354	0.3	--	--	--
2043	1	3,600	13	*	--	--	--	1	13	*
Totals	2,533	25,756,500	$111,092	100.0%	1,996	$98,530	88.8%	537	$12,562	11.2%

*Less than 0.1%

(1) Excludes 14 multi-tenant properties and 87 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2) Includes rental revenue of $52 from properties reclassified as discontinued operations and excludes revenue of $2,167 from 14 multi-tenant properties and from 87 vacant and unleased properties at
December 31, 2011. Excludes revenue of $23 from three properties owned by Crest.
(3) Represents leases to the initial tenant of the property that are expiring for the first time.
(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of December 31, 2011 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2011(1)	Percentage of Rental Revenue
Alabama	62	95%	420,200	$1,784	1.6%
Alaska	2	100	128,500	300	0.3
Arizona	87	98	619,500	2,879	2.5
Arkansas	17	88	92,400	315	0.3
California	123	99	2,670,100	13,054	11.5
Colorado	58	95	485,900	1,854	1.6
Connecticut	23	87	269,100	1,153	1.0
Delaware	17	100	33,300	433	0.4
Florida	184	95	1,881,000	7,839	6.9
Georgia	143	95	1,242,900	5,077	4.5
Hawaii	--	--	--	--	--
Idaho	12	83	80,700	324	0.3
Illinois	101	98	1,335,900	6,170	5.5
Indiana	81	96	799,000	3,633	3.2
Iowa	21	100	290,600	1,024	0.9
Kansas	37	92	642,900	1,397	1.2
Kentucky	23	100	134,700	709	0.6
Louisiana	34	100	344,200	1,183	1.1
Maine	3	100	22,500	163	0.1
Maryland	29	100	384,000	2,182	1.9
Massachusetts	64	91	575,400	2,517	2.2
Michigan	54	96	287,200	1,278	1.1
Minnesota	150	100	1,003,600	6,774	6.0
Mississippi	72	99	360,700	1,605	1.4
Missouri	76	96	1,027,500	3,848	3.4
Montana	2	100	30,000	77	0.1
Nebraska	19	95	196,300	492	0.4
Nevada	15	100	325,800	1,007	0.9
New Hampshire	15	93	217,200	974	0.9
New Jersey	33	91	260,400	1,948	1.7
New Mexico	9	100	58,400	212	0.2
New York	42	93	776,200	4,272	3.8
North Carolina	94	100	572,400	2,968	2.6
North Dakota	6	100	36,600	74	0.1
Ohio	134	96	1,124,800	3,973	3.5
Oklahoma	35	100	752,400	1,505	1.3
Oregon	20	100	384,200	1,305	1.2
Pennsylvania	103	99	905,800	4,207	3.7
Rhode Island	3	100	11,000	60	0.1
South Carolina	98	99	371,400	2,268	2.0
South Dakota	10	100	89,800	186	0.2
Tennessee	128	98	740,200	2,983	2.6
Texas	215	96	3,134,800	10,130	9.0
Utah	6	100	121,700	251	0.2
Vermont	4	100	12,700	131	0.1
Virginia	105	95	1,519,400	4,649	4.1
Washington	35	97	298,100	1,048	0.9
West Virginia	2	100	23,000	101	0.1
Wisconsin	27	93	269,200	943	0.8
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,634	97%	27,369,000	$113,259	100.0%

(1)
Includes rental revenue for all properties owned by Realty Income at December 31, 2011, including revenue from properties reclassified as discontinued operations of $52.  Excludes revenue of $23 from properties owned by Crest.

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

●	Impairments in the value of our real estate assets;
●	Changes in the tax laws of the United States of America;
●	The outcome of any legal proceedings to which we are a party or which may occur in the future; and
●	Acts of terrorism and war.

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

●	Defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations;
●	Economic or physical decline of the areas where the properties are located; and
●	Deterioration of physical condition of our properties.

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant's lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases or we may elect not to pursue claims against the tenant for terminated leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full, or at all. Moreover, in the case of a tenant’s leases that are not terminated as a result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.  Any of these events could adversely affect cash from operations and our ability to make distributions to stockholders and service indebtedness.

Eighty-seven of our properties were available for lease or sale at December 31, 2011, all but one of which were single-tenant properties. At December 31, 2011, 33 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2011, each of our tenants accounted for less than 10% of our rental revenue.

For the fourth quarter of 2011, our tenants in the “convenience stores” industry accounted for 17.2% of our rental revenue. A downturn in this industry, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.

We believe that the ongoing economic recession has also had an adverse effect on many casual dining restaurants, such as our tenants, Friendly Ice Cream Corporation and Buffets Holdings, Inc.  Both of these tenants filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and the impact of bankruptcy filings by these or other tenants in the casual dining industry could, as described in the immediately preceding sentence, adversely affect us. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for the fourth quarter of 2011. Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common and preferred stock.  In addition, we may in the future make additional investments in the “convenience stores” industry, which would increase this industry’s percentage of our rental revenues, thereby increasing the effect that such a downturn in this industry would have on us.

In addition, a substantial number of our properties are leased to middle-market retail and other commercial enterprises that generally have more limited financial and other resources than certain upper-market retail and other commercial enterprises, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net-lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States and properties leased to tenants engaged in non-retail businesses. For example, our acquisitions in 2011 included distribution properties, office properties, and manufacturing properties leased to tenants in a range of non-retail businesses.  These risks may include a limited knowledge and understanding of the industry in which the tenant operates, limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of any non-U.S. jurisdiction.

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
Commencing with our taxable year ended December 31, 1994, we believe that we have been organized and have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Code. However, we cannot assure you that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

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
We intend to incur additional indebtedness in the future, including borrowings under our $425 million acquisition credit facility. At December 31, 2011, we had $237.4 million of outstanding borrowings under our acquisition credit facility, a total of $1.75 billion of outstanding unsecured senior debt securities and $67.8 million of outstanding mortgage debt. As a result of the issuance of our Class F preferred stock in February 2012, we paid off all outstanding credit facility borrowings on February 7, 2012. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rate on our acquisition credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to repay their national debt), we also face the risk that one or more of the participants in our acquisition credit facility may not be able to lend us money.

In addition, our acquisition credit facility contains provisions that could limit or, in certain cases, prohibit the payment of distributions on our common stock and preferred stock.  In particular, our acquisition credit facility provides that, if an event of default (as defined in the credit facility) exists, neither we nor any of our subsidiaries may make any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

●
The sum of (a) 95% of our adjusted funds from operations (as defined in the credit facility) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

●	The minimum amount of cash distributions required to be made to our shareholders in order to maintain our status as a REIT for federal income tax purposes,

except that we may repurchase or redeem preferred stock with the net proceeds from the issuance of our common stock or preferred stock. The acquisition credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to any of our subsidiaries that has guaranteed amounts payable under the credit facility or that meets a significance test set forth in the credit facility, we and our subsidiaries may not pay any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock.  If any such event of default under our acquisition credit facility were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, could limit the amount of distributions payable on our common stock and preferred stock or prevent us from paying those distributions altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, including:

●	Increasing our vulnerability to general adverse economic and industry conditions;
●	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●
Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

●	Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	Putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a mortgage loan, we will automatically be in default of any other loan that has cross-default provisions, and we may lose the properties securing these loans.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness.
Our ability to make distributions on our common stock and preferred stock and payments on our indebtedness, and to fund planned acquisitions and capital expenditures will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, to pay our indebtedness, or to fund our other liquidity needs.

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including:

●	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;
●	The market for similar securities issued by other REITs;
●	General economic and financial market conditions;
●	The financial condition, performance and prospects of us, our tenants and our competitors;
●	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
●	Changes in our credit ratings; and
●	Actual or anticipated variations in quarterly operating results of us and our competitors.

In addition, over the last several years, prices of common stock in the U.S. trading markets have been experiencing extreme price fluctuations, and the market price of our common stock has also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

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
Over the last several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. In addition, the ongoing financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to pay their national debt) has had a similar effect. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Unrest in certain Middle Eastern countries and resultant fluctuation in petroleum prices have added to the uncertainty in the capital markets.  Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock, preferred stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2011
First quarter	$36.12	$33.40	$0.4330625
Second quarter	36.35	32.19	0.4340000
Third quarter	35.03	27.95	0.4349375
Fourth quarter	35.76	29.79	0.4358750
Total			$1.7378750
2010
First quarter	$31.18	$25.30	$0.4293125
Second quarter	34.53	28.42	0.4302500
Third quarter	34.79	29.12	0.4311875
Fourth quarter	35.97	32.92	0.4321250
Total			$1.7228750

 (1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2011, a distribution of $0.1455 per common share had been declared and was paid in January 2012.

There were 8,288 registered holders of record of our common stock as of December 31, 2011. We estimate that our total number of shareholders is just over 100,000 when we include both registered and beneficial holders of our common stock.

During the fourth quarter of 2011, no shares of stock were withheld for state and federal payroll taxes on the vesting of stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

Item 6:         Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)
As of or for the years ended December 31,	2011	2010	2009	2008	2007
Total assets (book value)	$4,419,389	$3,535,590	$2,914,787	$2,994,179	$3,077,352
Cash and cash equivalents	4,165	17,607	10,026	46,815	193,101
Total debt	2,055,181	1,600,000	1,354,600	1,370,000	1,470,000
Total liabilities	2,164,535	1,688,625	1,426,778	1,439,518	1,539,260
Total stockholders’ equity	2,254,854	1,846,965	1,488,009	1,554,661	1,538,092
Net cash provided by operating activities	298,952	243,368	226,707	246,155	318,169
Net change in cash and cash equivalents	(13,442)	7,581	(36,789)	(146,286)	182,528
Total revenue	421,059	343,492	322,550	322,211	286,050
Income from continuing operations	151,137	120,734	118,855	108,181	119,872
Income from discontinued operations	5,895	10,050	12,272	23,660	20,537
Net income	157,032	130,784	131,127	131,841	140,409
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)	(24,253)	(24,253)
Net income available to common stockholders	132,779	106,531	106,874	107,588	116,156
Cash distributions paid to common stockholders	219,297	182,500	178,008	169,655	157,659
Basic and diluted net income per common share	1.05	1.01	1.03	1.06	1.16
Cash distributions paid per common share	1.736625	1.721625	1.706625	1.662250	1.560250
Cash distributions declared per common share	1.737875	1.722875	1.707875	1.667250	1.570500
Basic weighted average number of common shares outstanding	126,142,696	105,869,637	103,577,507	101,178,191	100,195,031
Diluted weighted average number of common shares outstanding	126,189,399	105,942,721	103,581,053	101,209,883	100,333,966

Item 7:         Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 43 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other properties that generate rental revenue under long-term lease agreements (primarily 10 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2011, we owned a diversified portfolio:

●	Of 2,634 properties;
●	With an occupancy rate of 96.7%, or 2,547 properties leased and only 87 properties available for lease;
●	Leased to 136 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 27.3 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,400 square feet.

Of the 2,634 properties in the portfolio, 2,619, or 99.4%, are single-tenant properties, and the remaining 15 are multi-tenant properties. At December 31, 2011, of the 2,619 single-tenant properties, 2,533 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.3 years.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2011, our total outstanding borrowings of senior unsecured notes and bonds, mortgages payable and credit facility borrowings were $2.06 billion, or approximately 29.1% of our total market capitalization of $7.06 billion.

We define our total market capitalization at December 31, 2011 as the sum of:

●	Shares of our common stock outstanding of 133,223,338 multiplied by the last reported sales price of our common stock on the NYSE of $34.96 per share on December 31, 2011, or $4.66 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding mortgages payable of $67.8 million;
●	Outstanding borrowings of $237.4 million on our credit facility; and
●	Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt
As of December 31, 2011, we have $67.2 million of mortgages payable to third-party lenders that were assumed in 2011, in connection with our property acquisitions.  We paid $279,000 in principal payments on these mortgages payable during 2011.  Additionally, net premiums totaling $820,000, in aggregate, were recorded upon assumption of the mortgages payable at the time of the respective property acquisitions to account for above-market interest rates. We recorded amortization of $189,000 related to these net premiums during 2011.

Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$425 Million Acquisition Credit Facility
We have a $425 million unsecured, revolving credit facility. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under the credit facility, the current investment grade credit ratings on our debt securities provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us under the credit facility. At December 31, 2011, we had a borrowing capacity of $187.6 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $237.4 million. As a result of the issuance of our Class F preferred stock in February 2012, we paid off all outstanding credit facility borrowings on February 7, 2012. The interest rate on borrowings outstanding under our credit facility at December 31, 2011 was 2.1% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2011, we remain in compliance with these covenants.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2011, we had cash and cash equivalents totaling $4.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2011
During 2011, we invested $1.02 billion in 164 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.8%. The majority of the lease revenue from these properties will be generated from tenants that have investment grade ratings on their senior debt securities. These 164 new properties, and properties under development, are located in 26 states, contain over 6.2 million leasable square feet, and are 100% leased with an average lease term of 13.4 years.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent or, in the case of a property under development, the estimated base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

Included in the $1.02 billion invested during 2011 are:

(1)	The acquisition of 33 single-tenant retail, distribution, office and manufacturing properties for approximately $543.8 million, under long-term, net lease agreements.
(2)	The acquisition of 60 properties operating in the restaurant - quick service industry for $41.9 million, under long-term, net lease agreements.
(3)	The acquisition of six properties operating in the wholesale clubs industry for $156.1 million, under long-term, net lease agreements.
(4)	The acquisition of 36 properties operating in the grocery store industry for $151.4 million under long-term, net lease agreements.
(5)	The acquisition of nine properties operating in the health and fitness industry for $63.2 million, under long-term, net lease agreements.
(6)	The remaining 20 properties acquired totaled approximately $59.8 million.

Portfolio Discussion

Leasing Results
At December 31, 2011, we had 87 properties available for lease out of 2,634 properties in our portfolio, which represents a 96.7% occupancy rate.  Since December 31, 2010, when we reported 84 properties available for lease and a 96.6% occupancy rate, we:

●	Leased 37 properties;
●	Sold 21 properties available for lease; and
●	Have 61 new properties available for lease.

During 2011, 89 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $9.6 million, as compared to the previous rent on these same properties of $10.4 million.  At December 31, 2011, our average annualized rental revenue per square foot was approximately $17.06.

Investments in Existing Properties
In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building and tenant improvements.  In 2010, we capitalized costs of $3.6 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs and $2.1 million for building improvements.

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

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which may impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in this annual report.

Increases in Monthly Distributions to Common Stockholders
We continue our 43-year policy of paying distributions monthly. Monthly distributions per common share increased $0.0003125 in April 2011 to $0.1445625, in July 2011 to $0.144875, in October 2011 to $0.1451875 and in January 2012 to $0.1455. The increase in January 2012 was our 57th consecutive quarterly increase and the 64th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2011, we paid three monthly cash distributions per common share in the amount of $0.14425, three in the amount of $0.1445625, three in the amount of $0.144875 and three in the amount of $0.1451875, totaling $1.736625. In December 2011, January 2012 and February 2012, we declared distributions of $0.1455 per share, which were paid in January 2012 and will be paid in February 2012 and March 2012, respectively.

The current monthly distribution of $0.1455 per share represents an annualized distribution of $1.746 per share, and an annualized distribution yield of approximately 5.0% based on the last reported sale price of our common stock on the NYSE of $34.96 on December 31, 2011. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Issuance of Preferred Stock
In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F cumulative redeemable preferred stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. The net proceeds of approximately $361.7 million from this issuance will be used to redeem the outstanding Class D preferred stock, repay borrowings under our acquisition credit facility and for other general corporate purposes.  Beginning February 15, 2017, the Class F preferred shares are redeemable at our option for $25.00 per share. The initial dividend of $0.1702257 will be paid on March 15, 2012, and will cover 37 days.  Thereafter, dividends of $0.1380208 per share will be paid monthly.

Redemption of Preferred Stock
In January 2012, we announced that we plan to redeem our outstanding Class D preferred stock on March 1, 2012.  We will redeem the Class D preferred stock at $25.00 per share, plus accrued dividends.

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

In December 2010, we issued 7,360,000 shares of common stock at a price of $33.70 per share.  The net proceeds of approximately $235.7 million were used to repay borrowings of $179.8 million under our acquisition credit facility and to fund property acquisitions.  The remaining net proceeds were used for general corporate purposes and working capital.

In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share. The net proceeds of approximately $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions.  The remaining net proceeds were used for general corporate purposes and working capital.

Re-opening of Unsecured Bonds due 2035
In June 2011, we “re-opened” our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150 million in aggregate principal amount of additional 2035 Bonds.  The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318% per annum.  Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of 2035 Bonds that we issued in March 2005.  The net proceeds of $140.1 million were used to fund property acquisitions.

Note Issuance
In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes.  The public offering price for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826% per annum.  The net proceeds of $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to finance the acquisition of our properties.

Dividend Reinvestment and Stock Purchase Plan
In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common shareholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions.  The Plan authorizes up to 6,000,000 common shares to be issued.  Through December 31, 2011, we issued 59,605 shares and received net proceeds of approximately $1.9 million under The Plan.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which expires in March 2012. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. Our plan is to file a new shelf registration statement prior to the expiration of our existing shelf registration.

Credit Agency Ratings
The borrowing rates under our credit facility are based upon our credit ratings.  We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

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

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of December 31, 2011, sorted by maturity date (dollars in millions):

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
$1,750

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2011, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2011 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	40.7%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	1.3%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	247.0%

The following table summarizes the maturity of each of our obligations as of December 31, 2011 (dollars in millions):

Table of Obligations
					Ground	Ground
					Leases	Leases
Year of	Credit	Notes and	Mortgages		Paid by Realty	Paid by Our
Maturity	Facility(1)	Bonds	Payable(2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2012	$--	$--	$11.3	$114.3	$0.2	$4.1	$16.9	$146.8
2013	--	100.0	20.9	109.8	0.2	4.0	--	234.9
2014	237.4	--	11.4	103.2	0.2	3.8	--	356.0
2015	--	150.0	23.6	123.4	0.2	3.7	--	300.9
2016	--	275.0	--	87.2	0.2	3.7	--	366.1
Thereafter	--	1,225.0	--	429.3	0.4	49.0	--	1,703.7
Totals	$237.4	$1,750.0	$67.2	$967.2	$1.4	$68.3	$16.9	$3,108.4

(1) The initial term of the credit facility expires in March 2014 and includes two, one-year extension options.
(2) Excludes net premiums of $820,000 recorded on the mortgages payable.
(3) Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of December 31, 2011 through their respective maturity dates.
(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $16.2 million of commitments under construction contracts and $621,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.  Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse.

Preferred Stock Outstanding
In 2004, we issued 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock. On May 27, 2009, shares of Class D preferred stock became redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class D preferred stock are paid monthly in arrears. On January 31, 2012, we announced that the Class D preferred stock would be redeemed on March 1, 2012.

In 2006, we issued 8.8 million shares of 6.75% Class E cumulative redeemable preferred stock. Beginning December 7, 2011, shares of Class E preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of 6.625% Class F cumulative redeemable preferred stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option.  Beginning February 15, 2017, shares of Class F preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. The initial dividend for the Class F preferred stock will be paid on March 15, 2012.  Dividends on shares of Class F preferred stock will be paid monthly in arrears.

We are current in our obligations to pay dividends on our Class D and Class E preferred stock.  The initial dividend on shares of Class F preferred stock will be paid on March 15, 2012.

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

Matters Pertaining To Certain Tenants
In January 2012, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, announced that it was emerging from voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (which they had filed for in October 2011). Pursuant to the bankruptcy proceedings, Friendly’s accepted 102 of their 121 leases with us.  Friendly’s rejected 19 leases with us, representing approximately $1.8 million of annualized rent, and received rent concessions and term reductions on some of their accepted leases with us.  Overall, post-bankruptcy, we estimate that we will recover approximately 80% of the $16.1 million of annualized rent that Friendly’s was paying the Company before the bankruptcy filing.

Additionally, in January 2012, Buffets Holding, Inc., or Buffets, another one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Buffets leases 86 properties from us that, as of December 31, 2011, represented approximately $18.2 million, or approximately 3.9% of our annualized rental revenue.  Buffets rejected the leases on seven of our 86 properties, representing approximately $1.8 million of annualized rent.  Additionally, we have reached a preliminary agreement (subject to bankruptcy court approval) with Buffets regarding rent concessions and term reductions on some of Buffets’ other leases with us. Overall, post-bankruptcy, we estimate that we will recover approximately 65% of the $18.2 million of annualized rent that Buffets was paying us before the bankruptcy filing.  Friendly’s and Buffets both operate casual dining restaurants.

For both Friendly’s and Buffets, any properties returned to us are immediately available for re-lease to other tenants. We believe that demand in the market for the rejected properties will allow us to find suitable replacement tenants within the next 18 months. However, there can be no assurance that we will be successful in finding replacement tenants for these properties within this timeframe, or at all, or that Friendly’s or Buffets will continue to pay rent for the remainder of the lease terms on their accepted leases.

In addition, we have recently concluded an analysis of our portfolio and have identified other tenants, whose leases represented approximately 2% to 3% of our total annualized rent as of December 31, 2011, that we believe may make similar bankruptcy filings in 2012. However, the foregoing percentages are estimates and are subject to numerous assumptions and uncertainties and the actual percentage of annualized rent represented by other tenants who make bankruptcy filings during 2012 may be different.

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements.

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

For properties acquired with in-place operating leases, we allocate the fair value of real estate to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships, as applicable.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2011, 2010 and 2009.

Rental Revenue
Rental revenue was $419.4 million for 2011 versus $342.8 million for 2010, an increase of $76.6 million, or 22.3%. Rental revenue was $321.7 million in 2009. The increase in rental revenue in 2011 compared to 2010 is primarily attributable to:

●	The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $31.5 million of rent in 2011;
●	The 186 properties (2.3 million square feet) acquired by Realty Income in 2010, which generated $56.16 million of rent in 2011 compared to $15.94 million in 2010, an increase of $40.2 million;
●	Same store rents generated on 2,116 properties (16.5 million square feet) during the entire years of 2011 and 2010, increased by $4.3 million, or 1.3%, to $319.86 million from $315.61 million;
●
A  net increase of $681,000 relating to the aggregate of (i) rental revenue from 151 properties (1.3 million square feet) that were available for lease during part of 2011 or 2010, (ii) rental revenue related to 54 properties sold during 2011 and 2010, and (iii) lease termination settlements which, in aggregate, totaled $10.33 million in 2011 compared to $9.65 million in 2010; and

●	A net decrease in straight-line rent and other non-cash adjustments to rent of $7,000 in 2011 as compared to 2010.

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

Of the 2,634 properties in the portfolio at December 31, 2011, 2,619, or 99.4%, are single-tenant properties and the remaining 15 are multi-tenant properties. Of the 2,619 single-tenant properties, 2,533, or 96.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.3 years at December 31, 2011. Of our 2,533 leased single-tenant properties, 2,341 or 92.4% were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Percentage rent based on a percentage of the tenants' gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.4 million in 2011, $1.3 million in 2010 and $1.3 million in 2009 (excluding percentage rent reclassified to discontinued operations of $17,000 in 2011, $55,000 in 2010 and $112,000 in 2009). Percentage rent in 2011 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2012.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2011, our portfolio of 2,634 properties was 96.7% leased with 87 properties available for lease as compared to 84 at December 31, 2010. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization
Depreciation and amortization was $121.8 million in 2011 versus $94.9 million in 2010 and $89.9 million in 2009. The increases in depreciation and amortization in 2011 and 2010 were primarily due to the acquisition of properties in 2011 and 2010, which was partially offset by property sales in those same years.  As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $108.3 million in 2011 versus $93.2 million in 2010 and $85.5 million in 2009. The increase in interest expense from 2010 to 2011 was primarily due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010, the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011 and higher credit facility commitment fees and origination costs as a result of our $425 million acquisition credit facility, which was entered into in December 2010.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of other assets on our consolidated balance sheet at December 31, 2010. At December 31, 2011, the balance of these credit facility origination costs was $3.1 million, which is being amortized over the remaining term of the credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):
	2011	2010	2009
Interest on our credit facility, notes, bonds and mortgages	$104,452	$89,916	$82,460
Interest included in discontinued operations	(785)	(557)	(595)
Credit facility commitment fees	1,508	1,017	990
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	3,564	2,871	2,678
Interest capitalized	(438)	(10)	(5)
Interest expense	$108,301	$93,237	$85,528

Credit facility, mortgages and notes outstanding	2011	2010	2009
Average outstanding balances (dollars in thousands)	$1,754,935	$1,496,150	$1,350,791
Average interest rates	6.0%	6.0%	6.1%

At December 31, 2011, the weighted average interest rate on our:

●	Notes and bonds payable of $1.75 billion was 6.03%;
●	Mortgages payable of $67.8 million was 5.3%;
●	Credit facility outstanding borrowings of $237.4 million was 2.15%; and
●	Combined outstanding notes, bonds, mortgages and credit facility borrowings of $2.1 billion was 5.6%.

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

The following is a reconciliation of net income, our most directly comparable GAAP measure, to Adjusted EBITDA (dollars in thousands):
	2011	2010	2009
Net income	$157,032	$130,784	$131,127
Interest expense	108,301	93,237	85,528
Interest expense included in discontinued operations	785	557	595
Income taxes	1,470	1,393	677
Income tax benefit included in discontinued operations	(351)	(344)	(645)
Depreciation and amortization	121,751	94,907	89,902
Depreciation and amortization in discontinued operations	428	1,242	2,045
EBITDA	389,416	321,776	309,229
Provisions for impairment	405	213	110
Amortization of net premiums on mortgages payable	(189)	--	--
Gain on property sales	(540)	--	--
Gain on property sales in discontinued operations	(5,193)	(8,676)	(8,059)
Adjusted EBITDA	$383,899	$313,313	$301,280

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

Dollars in thousands	2011	2010	2009
Adjusted EBITDA	$383,899	$313,313	$301,280
Divided by interest expense(1)	$109,086	$93,794	$86,123
Interest coverage ratio	3.5	3.3	3.5

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

	2011	2010	2009
Adjusted EBITDA	$383,899	$313,313	$301,280
Divided by interest expense plus preferred stock dividends(1)	$133,339	$118,047	$110,376
Fixed charge coverage ratio	2.9	2.7	2.7

(1) Includes interest expense recorded to discontinued operations.

General and Administrative Expenses
General and administrative expenses increased by $5.7 million to $31.0 million in 2011 as compared to $25.3 million in 2010. General and administrative expenses were $20.9 million in 2009.  Included in general and administrative expenses are acquisition transaction costs of $1.5 million for 2011, $368,000 for 2010 and $62,000 for 2009.  General and administrative expenses increased during 2011 primarily due to increases in employee costs and higher acquisition transaction costs. General and administrative expenses as a percentage of total revenue were 7.4% in 2011, as compared to 7.4% in 2010 and 6.5% in 2009. In February 2012, we had 83 employees, as compared to 79 employees in February 2011 and 72 employees in February 2010.

Property Expenses
Property expenses consist of costs associated with unleased properties, non-net leased multi-tenant properties and general portfolio expenses. Expenses related to unleased properties and multi-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2011, 87 properties were available for lease, as compared to 84 at December 31, 2010 and 75 at December 31, 2009.

Property expenses were $7.4 million in 2011, $7.1 million in 2010 and $6.4 million in 2009. The increase in property expenses in 2011 is primarily attributable to an increase in insurance costs and legal fees associated with properties available for lease, partially offset by a decrease in bad debt expense.

Income Taxes
Income taxes were $1.5 million in 2011, as compared to $1.4 million in 2010 and $677,000 in 2009. These amounts are for city and state income and franchise taxes paid by Realty Income.  Income taxes for 2009 were lower primarily a result of a prior year review of our state tax filings, where we determined that it was appropriate to amend some prior year tax returns from which we realized a tax benefit of $308,000 in 2009.

Discontinued Operations
Operations from five investment properties classified as held for sale at December 31, 2011, plus properties previously sold, have been classified as discontinued operations.  The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2011	2010	2009
Gain on sales of investment properties	$5,193	$8,676	$8,059
Rental revenue	1,125	3,016	5,730
Other revenue	43	32	588
Depreciation and amortization	(428)	(1,242)	(2,045)
Property expenses	(485)	(1,207)	(1,122)
Provisions for impairment	(395)	(171)	(110)
Crest’s income from discontinued operations	842	946	1,172
Income from discontinued operations	$5,895	$10,050	$12,272
Per common share, basic and diluted	$0.05	$0.09	$0.12

The above per share amounts have each been calculated independently.

Crest’s Assets and Property Sales
At December 31, 2011, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $19.0 million at December 31, 2011.  During 2011, the principal balance of one note receivable was paid in full, from which we received proceeds of approximately $2.9 million.

During 2011 and 2010, Crest did not sell any properties.  During 2009, Crest sold two properties for $2.0 million, which resulted in no gain. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Gain on Sales of Investment Properties by Realty Income
During 2011, we sold 26 investment properties for $21.8 million, which resulted in a gain of $5.2 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we sold excess real estate from six properties for $2.3 million, which resulted in a gain of $540,000.  This gain is included in other revenue on our consolidated statement of income for 2011, because this excess real estate was associated with properties that continue to be owned as part of our core operations.

During 2010, we sold 28 investment properties and excess land from one property for $27.2 million, which resulted in a gain of $8.7 million.  The results of operations for these properties have been reclassified as discontinued operations.

During 2009, we sold 25 investment properties and excess land from one property for $20.5 million, which resulted in a gain of $8.1 million. The results of operations for these properties have been reclassified as discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	Generate higher returns;
●	Enhance the credit quality of our real estate portfolio;
●	Extend our average remaining lease term; or
●	Decrease tenant or industry concentration.

At December 31, 2011, we classified real estate with a carrying amount of $2.2 million as held for sale on our balance sheet. In 2012, we intend to employ more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $25 million and $60 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
During 2011, Crest did not record any provisions for impairment.

During 2010, Crest recorded total provisions for impairment of $807,000 on three properties held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2010.

During 2009, Crest recorded total provisions for impairment of $199,000 on three properties classified as held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2009.  Additionally, in 2009, Crest recorded total provisions for impairment of $78,000 on two properties which were sold in 2009.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for 2009.

Provisions for Impairment on Realty Income Investment Properties
During 2011, Realty Income recorded total provisions for impairment of $405,000 on two properties in the automotive service industry, one property in the motor vehicle dealerships industry and one property in the pet supplies and services industry.  These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in income from continuing operations.

During 2010, Realty Income recorded total provisions for impairment of $213,000 on three properties in the restaurant industry and one property in the child care industry.  Provisions for impairment of $171,000 are included in income from discontinued operations.  Since one of these properties was subsequently reclassified from held for sale to held for investment during 2011, a provision for impairment of $42,000 is included in income from continuing operations.

During 2009, we recorded a provision for impairment of $110,000 on one property in the convenience store industry, which was sold during 2010. This provision for impairment is included in income from discontinued operations.

Preferred Stock Dividends
Preferred stock cash dividends totaled $24.3 million in 2011, 2010 and 2009.

Net Income Available to Common Stockholders
Net income available to common stockholders was $132.8 million in 2011, an increase of $26.3 million as compared to $106.5 million in 2010. Net income available to common stockholders in 2009 was $106.9 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties and excess land. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gain from the sale of investment properties and the sale of excess real estate recognized during 2011 was $5.7 million, as compared to an $8.7 million gain recognized during 2010 and an $8.1 million gain recognized during 2009.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2011 increased by $55.5 million, or 28.6%, to $249.4 million, as compared to $193.9 million in 2010 and $190.6 million in 2009. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2011	2010	2009
Net income available to common stockholders	$132,779	$106,531	$106,874
Depreciation and amortization:
Continuing operations	121,751	94,907	89,902
Discontinued operations	428	1,242	2,045
Depreciation of furniture, fixtures and equipment	(238)	(291)	(318)
Provisions for impairment on Realty Income investment properties	405	213	110
Gain on sales of land and investment properties:
Continuing operations	(540)	--	--
Discontinued operations	(5,193)	(8,676)	(8,059)
FFO available to common stockholders	$249,392	$193,926	$190,554

FFO per common share, basic and diluted:	$1.98	$1.83	$1.84

Distributions paid to common stockholders	$219,297	$182,500	$178,008

FFO in excess of distributions paid to common stockholders	$30,095	$11,426	$12,546

Weighted average number of common shares used for computation per share:
Basic	126,142,696	105,869,637	103,577,507
Diluted	126,189,399	105,942,721	103,581,053

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for 2011 increased by $56.1 million, or 28.4%, to $253.4 million as compared to $197.3 million in 2010 and $192.7 million in 2009. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution).

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2011	2010	2009
Net income available to common stockholders	$132,779	$106,531	$106,874
Cumulative adjustments to calculate FFO(1)	116,613	87,395	83,680
FFO available to common stockholders	249,392	193,926	190,554
Amortization of share-based compensation	7,873	6,166	4,726
Amortization of deferred financing costs(2)	1,881	1,548	1,363
Provisions for impairment on real estate acquired for resale by Crest	--	807	277
Capitalized leasing costs and commissions	(1,722)	(1,501)	(1,185)
Capitalized building improvements	(2,450)	(2,077)	(1,879)
Other adjustments(3)	(1,602)	(1,613)	(1,117)
Total AFFO available to common stockholders	$253,372	$197,256	$192,739

AFFO per common share, basic and diluted:	$2.01	$1.86	$1.86

Distributions paid to common stockholders	$219,297	$182,500	$178,008

AFFO in excess of distributions paid to common stockholders	$34,075	$14,756	$14,731

Weighted average number of common shares used for computation per share:
Basic	126,142,696	105,869,637	103,577,507
Diluted	126,189,399	105,942,721	103,581,053

(1) See reconciling items for FFO presented under “Funds from Operations Available To Common Stockholders (FFO).”

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

Of our 2,634 properties in our portfolio, approximately 96.2% or 2,533 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2011. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2012(1)	$11.3	5.91%	$--	--%
2013(2)	120.9	5.67	--	--
2014(3)	11.4	6.25	237.4	2.15
2015(4)	150.0	5.50	23.6	4.75
2016(5)	275.0	5.95	--	--
Thereafter(6)	1,225.0	6.17	--	--
Totals(7)	$1,793.6	6.05%	$261.0	2.38%

Fair Value(8)	$1,946.3		$261.2

(1)
$11.3 million of fixed rate mortgages mature in 2012. For one $10.7 million mortgage payable which matures in May 2012, we have provided notice to the lender that we will be paying it off in March 2012.

(2)	$100 million of fixed rate senior notes mature in March 2013 and $20.9 million of fixed rate mortgages mature in 2013.
(3)	$11.3 million of fixed rate mortgages mature in September 2014 and the credit facility expires in March 2014.
(4)
$150 million of fixed rate senior notes mature in November 2015 and $23.6 million of variable rate mortgages mature in June 2015. The variable interest rate on the mortgages of $23.6 million is capped at 5.5%.

(5)	$275 million of fixed rate senior notes mature in September 2016.
(6)	As it relates to fixed rate senior notes, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $250 million matures in March 2035.
(7)	Excludes net premiums of $820,000 recorded on mortgages payable.
(8)
We base the estimated fair value of the fixed rate senior notes at December 31, 2011 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2011 on the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at December 31, 2011.

The table incorporates only those exposures that exist as of December 31, 2011. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding senior notes and bonds have fixed interest rates. All of our mortgages payable, except one, have fixed interest rates. Interest on our credit facility balance is variable. Based on our credit facility balance of $237.4 million at December 31, 2011, a 1% change in interest rates would change our interest costs by $2.4 milliion per year. As a result of the issuance of our Class F preferred stock in February 2012, we paid off all outstanding credit facility borrowings on February 7, 2012.

Item 8:       Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2011 and 2010

C.	Consolidated Statements of Income, Years ended December 31, 2011, 2010 and 2009

D.	Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2011, 2010 and 2009

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2011, 2010 and 2009

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2011 and 2010

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

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

San Diego, California
February 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

 /s/ KPMG LLP

San Diego, California
February 13, 2012

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 2011 and 2010
(dollars in thousands, except per share data)

	2011	2010
ASSETS
Real estate, at cost:
Land	$1,749,378	$1,520,413
Buildings and improvements	3,222,603	2,592,449
Total real estate, at cost	4,971,981	4,112,862
Less accumulated depreciation and amortization	(814,126)	(711,615)
Net real estate held for investment	4,157,855	3,401,247
Real estate held for sale, net	2,153	3,631
Net real estate	4,160,008	3,404,878
Cash and cash equivalents	4,165	17,607
Accounts receivable, net	15,375	11,301
Goodwill	17,206	17,206
Other assets, net	222,635	84,598
Total assets	$4,419,389	$3,535,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$21,405	$19,051
Accounts payable and accrued expenses	58,770	47,019
Other liabilities	29,179	22,555
Line of credit payable	237,400	--
Mortgages payable, net	67,781	--
Notes payable	1,750,000	1,600,000
Total liabilities	2,164,535	1,688,625

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $0.01 per share and $1.00 per share as of December 31, 2011 and 2010, respectively, and 20,000,000 shares authorized, 13,900,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	337,790	337,790
Common stock and paid in capital, par value $0.01 per share, 200,000,000 shares authorized, 133,223,338 shares issued and outstanding as of December 31, 2011, and par value $1.00 per share, 200,000,000 shares authorized, 118,058,988 shares issued and outstanding as of December 31, 2010	2,563,048	2,066,287
Distributions in excess of net income	(645,984)	(557,112)
Total stockholders' equity	2,254,854	1,846,965
Total liabilities and stockholders' equity	$4,419,389	$3,535,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Income

Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands, except per share data)

	2011	2010	2009

REVENUE
Rental	$419,396	$342,835	$321,682
Other	1,663	657	868
Total revenue	421,059	343,492	322,550

EXPENSES
Depreciation and amortization	121,751	94,907	89,902
Interest	108,301	93,237	85,528
General and administrative	30,954	25,311	20,946
Property	7,436	7,061	6,443
Income taxes	1,470	1,393	677
Provisions for impairment	10	849	199
Total expenses	269,922	222,758	203,695
Income from continuing operations	151,137	120,734	118,855
Income from discontinued operations	5,895	10,050	12,272

Net income	157,032	130,784	131,127
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)
Net income available to common stockholders	$132,779	$106,531	$106,874

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$1.01	$0.91	$0.91
Diluted	$1.01	$0.91	$0.91
Net income:
Basic	$1.05	$1.01	$1.03
Diluted	$1.05	$1.01	$1.03
Weighted average common shares outstanding:
Basic	126,142,696	105,869,637	103,577,507
Diluted	126,189,399	105,942,721	103,581,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity

Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands)

	Shares of preferred stock	Shares of common stock	Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Total
Balance, December 31, 2008	13,900,000	104,211,541	$337,790	$1,624,622	$(407,751)	$1,554,661
Net income	--	--	--	--	131,127	131,127
Distributions paid and payable	--	--	--	--	(202,394)	(202,394)
Share-based compensation	--	75,164	--	4,615		4,615
Balance, December 31, 2009	13,900,000	104,286,705	337,790	1,629,237	(479,018)	1,488,009
Net income	--	--	--	--	130,784	130,784
Distributions paid and payable	--	--	--	--	(208,878)	(208,878)
Shares issued in stock offerings, net of offering costs of $22,471	--	13,558,500	--	432,591	--	432,591
Share-based compensation	--	213,783	--	4,459	--	4,459
Balance, December 31, 2010	13,900,000	118,058,988	337,790	2,066,287	(557,112)	1,846,965
Net income	--	--	--	--	157,032	157,032
Distributions paid and payable	--	--	--	--	(245,904)	(245,904)
Shares issued in stock offerings, net of offering costs of $25,200	--	14,925,000	--	489,236	--	489,236
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	--	59,605	--	1,930	--	1,930
Share-based compensation	--	179,745	--	5,595	--	5,595
Balance, December 31, 2011	13,900,000	133,223,338	$337,790	$2,563,048	$(645,984)	$2,254,854

The accompanying notes to consolidated financial statements are an integral part of these statements.

    REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157,032	$130,784	$131,127
Adjustments to net income:
Depreciation and amortization	121,751	94,907	89,902
Income from discontinued operations	(5,895)	(10,050)	(12,272)
Gain on sale of real estate	(540)	--	--
Amortization of share-based compensation	7,873	6,166	4,726
Amortization of net premiums on mortgages payable	(189)	--	--
Provisions for impairment on real estate held for investment	10	849	199
Cash provided by discontinued operations:
Real estate	1,525	2,787	6,446
Proceeds from sales of real estate	--	--	1,987
Collection of principal on notes receivable	3,032	138	129
Changes in assets and liabilities:
Accounts receivable and other assets	5,209	5,270	3,607
Accounts payable, accrued expenses and other liabilities	9,144	12,517	856
Net cash provided by operating activities	298,952	243,368	226,707
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of income producing investment properties	(957,347)	(716,776)	(61,319)
Proceeds from sales of real estate:
Continuing operations	2,268	--	--
Discontinued operations	21,859	25,779	20,074
Loan receivable	(1,593)	--	--
Restricted escrow deposits	(50)	(6,361)	(4,479)
Net cash used in investing activities	(934,863)	(697,358)	(45,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(219,297)	(182,500)	(178,008)
Cash dividends to preferred stockholders	(24,253)	(24,253)	(24,253)
Borrowings under lines of credit	612,800	612,200	4,600
Payments on lines of credit	(375,400)	(616,800)	--
Principal payments on mortgages	(279)	--	--
Proceeds from common stock offerings, net	489,236	432,591	--
Proceeds from bonds issued, net	140,136	--	--
Proceeds from notes payable issued, net	--	246,131	--
Debt issuance costs	--	(4,091)	--
Principal payment on notes payable	--	--	(20,000)
Proceeds from dividend reinvestment and stock purchase plan, net	1,894	--	--
Other items	(2,368)	(1,707)	(111)
Net cash provided by (used in) financing activities	622,469	461,571	(217,772)
Net increase (decrease) in cash and cash equivalents	(13,442)	7,581	(36,789)
Cash and cash equivalents, beginning of year	17,607	10,026	46,815
Cash and cash equivalents, end of year	$4,165	$17,607	$10,026

For supplemental disclosures, see note 14.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1.	Organization and Operation

Realty Income Corporation ("Realty Income," the "Company," "we", "our" or "us") is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2011, we owned 2,634 properties, located in 49 states, containing over 27.3 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Federal Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income (dollars in thousands):
	2011(1)	2010	2009
Net income available to common stockholders	$132,779	$106,531	$106,874
Preferred stock cash dividends	24,253	24,253	24,253
Depreciation and amortization timing differences	32,215	23,024	27,094
Tax gain on the sales of real estate less than book gain	--	--	(5,436)
Tax loss on the sale of real estate less than book gain	(6,661)	(10,063)	--
Elimination of net revenue and expenses from Crest	418	1,337	378
Compensation deduction per Section 162(m) of the Code	4,896	2,915	2,144
Adjustment for share-based compensation	(622)	562	1,824
Adjustment for straight-line rent	(1,562)	(1,613)	(1,117)
Adjustment for acquisition expenses	1,503	368	62
Adjustment for an increase in prepaid rent	3,584	4,223	1,273
Other adjustments	6	(30)	(2,958)
Taxable net income, before our dividends paid deduction	$190,809	$151,507	$154,391

(1) The 2011 information presented is a reconciliation of our net income available to common stockholders to estimated taxable net income.

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

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair value of the property over the REIT's adjusted basis in the property, in each case determined as of the date the REIT acquired the property. In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, was deemed to be liquidated for Federal income tax purposes, and the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2011, we have built-in gains of $60.5 million with respect to such property. We do not expect that we will be required to pay income tax on the built-in gains in these properties during the ten-year period ending August 28, 2017. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2011	2010	2009
Weighted average shares used for the basic net income per share computation	126,142,696	105,869,637	103,577,507
Incremental shares from share-based compensation	46,703	73,084	3,546
Adjusted weighted average shares used for diluted net income per share computation	126,189,399	105,942,721	103,581,053
Unvested shares from share-based compensation that were anti-dilutive	13,020	87,600	542,368

Other Assets. Other assets consist of the following (dollars in thousands) at:
December 31,	2011	2010
Value of in-place leases, net of accumulated amortization	$123,255	$21,635
Value of above-market leases, net of accumulated amortization	30,081	4,586
Deferred bond financing costs, net	22,209	14,203
Notes receivable issued in connection with Crest property sales	19,025	22,075
Prepaid expenses	9,833	8,431
Note receivable issued in connection with 2011 acquisitions	8,780	--
Credit facility origination costs, net	3,141	4,619
Loans receivable	2,178	--
Corporate assets, net of accumulated depreciation and amortization	849	827
Deferred financing costs on mortgages payable, net	751	--
Restricted escrow deposits	50	6,361
Other items	2,483	1,861
	$222,635	$84,598

Distributions Payable. Distributions payable consist of the following declared distributions (dollars in thousands) at:
December 31,	2011	2010
Common stock distributions	$19,384	$17,030
Preferred stock dividends	2,021	2,021
	$21,405	$19,051

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses consist of the following (dollars in thousands) at:
December 31,	2011	2010
Bond interest payable	$35,195	$33,240
Accrued costs on properties under development	4,766	420
Other items	18,809	13,359
	$58,770	$47,019

Other Liabilities. Other liabilities consist of the following (dollars in thousands) at:
December 31,	2011	2010
Rent received in advance	$18,149	$14,564
Value of in-place below-market leases, net of accumulated amortization	6,423	3,452
Security deposits	4,607	4,539
	$29,179	$22,555

Discontinued Operations. Operations from five investment properties classified as held for sale at December 31, 2011, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

If we determine we have no plans to sell a property asset in the near term (i.e. within the next 12 months), and this property was previously classified as held for sale, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2011	2010	2009
Gain on sales of investment properties	$5,193	$8,676	$8,059
Rental revenue	1,125	3,016	5,730
Other revenue	43	32	588
Depreciation and amortization	(428)	(1,242)	(2,045)
Property expenses	(485)	(1,207)	(1,122)
Provisions for impairment	(395)	(171)	(110)
Crest’s income from discontinued operations	842	946	1,172
Income from discontinued operations	$5,895	$10,050	$12,272
Per common share, basic and diluted	$0.05	$0.09	$0.12

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectibility of accounts receivable and appropriate allowances to record. Our allowance for doubtful accounts was $507,000 at December 31, 2011 and $1.1 million at December 31, 2010.

Other revenue includes non-operating interest earned from investments in money market funds and other notes of $502,000 in 2011, $96,000 in 2010 and $51,000 in 2009.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e. control), after elimination of all material intercompany balances and transactions. We have no unconsolidated or off-balance sheet investments in variable interest entities.

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

Allocation of the Purchase Price of Real Estate Acquisitions. When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: 1) land and 2) building and improvements, based in each case on their estimated fair values.  In addition, assumed mortgages payable are recorded at their estimated fair values.

For properties acquired with in-place operating leases, we allocate the fair value of real estate acquired to: 1) land, 2) building and improvements, and 3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships, as applicable.

Our estimated fair value determinations are based on management’s judgment, which is based on various factors, including: (1) market conditions, (2) industry that tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant’s business, and/or (6) real estate valuations, prepared by an independent valuation firm.  When real estate valuations are utilized, the measurement of fair value related to the allocation of the purchase price of real estate acquisitions is derived principally from observable market data that is not readily available to the public (and thus should be categorized as level 2 on FASB’s three-level valuation hierarchy).  Our other methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions (except for independent third-party real estate valuations) include unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB’s three-level valuation hierarchy).

The fair value of the tangible assets of an acquired property with an in-place operating lease (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings/improvements based on our determination of the fair value of these assets. Our fair value determinations are based on a real estate valuation for each property, prepared by an independent valuation firm, and consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.  The amounts amortized as a net (decrease) increase to rental income for capitalized above-market and below-market leases for 2011 was $(1.1 million), for 2010 was $154,000 and for 2009 was $185,000.

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships, as applicable. These are measured by the excess of the purchase price paid for a property, after adjusting for above or below-market lease value, less the estimated fair value of the property "as if vacant," determined as set forth above. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases. The amount amortized to expense for 2011 was $8.3 million, for 2010 was $1.4 million and for 2009 was $1.1 million. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at December 31, 2011 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2012	$(1,930)	$13,280
2013	(1,930)	13,281
2014	(2,015)	13,069
2015	(1,962)	12,275
2016	(1,957)	12,196
Thereafter	(13,864)	59,154
Totals	$(23,658)	$123,255

In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.  These assumed mortgage payables are amortized as a reduction to interest expense over the remaining term of the respective mortgages.

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

Provisions for Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we use in this analysis include: projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

In 2011, Realty Income recorded total provisions for impairment of $405,000 on two properties in the automotive service industry, one property in the motor vehicle dealerships industry and one property in the pet supplies and services industry.  These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in income from continuing operations.

In 2010, Realty Income recorded total provisions for impairment of $213,000 on three properties in the restaurant industry and one property in the child care industry.  Provisions for impairment of $171,000 are included in income from discontinued operations.  Since one of these properties was subsequently reclassified from held for sale to held for investment during 2011, a provision for impairment of $42,000 is included in income from continuing operations.  Additionally, during 2010, Crest recorded total provisions for impairment of $807,000 on three properties held for investment at December 31, 2010 and 2011.  These provisions for impairment are included in income from continuing operations.
In 2009, Realty Income recorded a provision for impairment of $110,000 on one property in the convenience store industry, which was sold during 2010. This provision for impairment is included in income from discontinued operations. During 2009, Crest recorded total provisions for impairment of $199,000 on three properties classified as held for investment at December 31, 2011.  These provisions for impairment are included in income from continuing operations.  Additionally, Crest recorded total provisions for impairment of $78,000 on two properties which were sold in 2009. These provisions for impairment are included in income from discontinued operations.

Asset Retirement Obligations. We analyze our future legal obligations associated with the other-than-temporary removal of tangible long-lived assets, also referred to as asset retirement obligations. When we determine that we have a legal obligation to provide services upon the retirement of a tangible long-lived asset, we record a liability for this obligation based on the estimated fair value of this obligation and adjust the carrying amount of the related long-lived asset by the same amount. This asset is amortized over its estimated useful life. The estimated fair value of the asset retirement obligation is calculated by discounting the future cash flows using a credit-adjusted risk-free interest rate.

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  During our tests for impairment of goodwill, during the second quarters of 2011, 2010 and 2009, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill during 2011, 2010 or 2009.

Government Taxes. We collect and remit sales and property taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our tenants. We report the collection of these taxes on a net basis (excluded from revenues). The amounts of these taxes are not significant to our financial position or results of operations.

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

Impact of Recent Accounting Pronouncements. In August 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will apply only to our disclosures related to our annual goodwill impairment test.

Par Value Change.  In August 2011, we changed the par value of our common and preferred stock from $1.00 per share to $0.01 per share.  This change did not have an impact on the amount of our total stockholders’ equity.

Reclassifications. We report, in discontinued operations, the results of operations of properties that have either been disposed of or are classified as held for sale.  As a result of these discontinued operations, certain of the 2010 and 2009 balances have been reclassified to conform to the 2011 presentation.

3.         Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During 2011, we invested $1.02 billion in 164 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.8%. These 164 new properties, and properties under development, are located in 26 states, contain over 6.2 million leasable square feet, and are 100% leased with an average lease term of 13.4 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $1.5 million were recorded to general and administrative expense on our consolidated statement of income for 2011.

Included in the $1.02 billion invested during 2011 are:

(1)
The acquisition of 33 single-tenant retail, distribution, office and manufacturing properties for approximately $543.8 million, under long-term, net lease agreements. All of the properties acquired have in-place leases.

(2)	The acquisition of 60 properties operating in the restaurant – quick service industry for $41.9 million, under long-term, net lease agreements.
(3)	The acquisition of six properties operating in the wholesale clubs industry for $156.1 million, under long-term, net lease agreements.
(4)	The acquisition of 36 properties operating in the grocery store industry for $151.4 million under long-term, net lease agreements.
(5)	The acquisition of nine properties operating in the health and fitness industry for $63.2 million, under long-term, net lease agreements.
(6)	The remaining 20 properties acquired totaled approximately $59.8 million.

The 2011 aggregate acquisitions were allocated as follows: $239.3 million to land, $645.0 million to buildings and improvements, $137.0 million to intangible assets and $5.1 million to intangible and assumed liabilities, which includes mortgage premiums of $820,000. The majority of our 2011 acquisitions were cash purchases, except for one that also included the assumption of $8.8 million in notes receivable and four that also included the assumption of $67.4 million of mortgages payable.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2011 generated total revenues of $32.4 million and income from continuing operations of $12.6 million.

The following pro forma total revenue and income from continuing operations, for 2011 and 2010, assumes the 2011 property acquisitions took place on January 1, 2010 (in millions):

	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2011(1)	$467.9	$156.2
Supplemental pro forma for the year ended December 31, 2010(1)	$420.8	$130.5

 (1) This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2010, and may not be indicative of future operating results. No material, non-recurring pro-forma adjustments were included in the calculation of this information.

In comparison, during 2010, we invested $713.5 million in 186 new properties with an initial weighted average contractual lease rate of 7.9%. These 186 properties are located in 14 states, contain over 2.2 million leasable square feet, and are 100% leased with an average lease term of 15.7 years. Acquisition transaction costs of $368,000 were recorded to general and administrative expense on our consolidated statement of income for 2010.

Included in the $713.5 million invested during 2010 are:

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

The 2010 aggregate acquisitions were allocated as follows: $358.3 million to land, $339.8 million to buildings and improvements, $17.0 million to intangible assets and $1.6 million to intangible liabilities.  All of the 2010 acquisitions were cash purchases and there was no contingent consideration associated with these acquisitions.

In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building and tenant improvements.  In 2010, we capitalized costs of $3.6 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs and $2.1 million for building improvements.

B.  Of the $1.02 billion we invested in 2011, approximately $592.1 million was used to acquire 94 properties with existing leases.  Associated with these 94 properties, we recorded $109.9 million as the intangible value of the in-place leases, $27.1 million as the intangible value of above-market leases and $3.5 million as the intangible value of below-market leases for 2011.  The value of the in-place and above-market leases is recorded to other assets on our consolidated balance sheet, and the value of the below-market leases is recorded to other liabilities on our consolidated balance sheet. The value of the in-place leases is amortized as depreciation and amortization expense, while the value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the life of the respective leases.

Of the $713.5 million we invested in 2010, approximately $126.5 million was used to acquire 23 properties with existing leases. Associated with these 23 properties, we recorded $12.6 million as the intangible value of the in-place leases, $4.4 million as the intangible value of above-market leases and $1.6 million as the intangible value of below-market leases for 2010.

4.         Credit Facility

In December 2010, we entered into a $425 million unsecured, revolving credit facility that replaced our previous $355 million acquisition credit facility that was scheduled to expire in May 2011. The initial term of the credit facility expires in March 2014 and includes two, one-year extension options. Under this credit facility, the current investment grade credit ratings on our debt securities provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under the credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of other assets on our consolidated balance sheet at December 31, 2010. At December 31, 2011, the balance of these credit facility origination costs was $3.1 million, which is being amortized over the remaining term of the credit facility.

At December 31, 2011, we had a borrowing capacity of $187.6 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $237.4 million, as compared to no borrowings at December 31, 2010.  The average interest rate on outstanding borrowings under our credit facility during 2011 was 2.1% per annum and, during 2010, was 1.3% per annum. During 2009, we did not utilize our credit facility until December and had an effective borrowing rate of 1.2% per annum at December 31, 2009. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.        Notes Payable

A.	General

Our senior unsecured notes and bonds consisted of the following, sorted by maturity date (dollars in millions):

December 31,	2011	2010
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	100
	$1,750	$1,600

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2011 (dollars in millions):

Year of Maturity	Notes and Bonds
2012	$--
2013	100
2014	--
2015	150
2016	275
Thereafter	1,225
Totals	$1,750

Interest incurred on all of the notes and bonds for 2011 was $101.5 million, for 2010 was $89.7 million and for 2009 was $82.5 million. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2011, we remain in compliance with these covenants.

B.	Re-opening of Unsecured Bonds due 2035

In June 2011, we "re-opened" our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150 million in aggregate principal amount of these 2035 Bonds. The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318% per annum.  Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of the 2035 Bonds that we issued in March 2005.  The net proceeds of $140.1 million were used to fund property acquisitions.  Interest is paid semiannually on the 2035 Bonds.

C.	Note Issuance

In June 2010, we issued $250 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021, or the 2021 Notes. The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826% per annum.  The net proceeds of $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to fund property acquisitions.  Interest is paid semiannually on the 2021 Notes.

D.	Note Redemptions

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount of $20 million, plus accrued and unpaid interest.

6.        Mortgages Payable

As part of the $1.02 billion invested in new properties during 2011, we assumed $67.4 million of mortgages payable to third-party lenders. These four mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

In aggregate, net premiums totaling $820,000 were recorded upon assumption of the mortgages at the time of the respective property acquisitions to account for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender.

As a result of assuming these mortgages payable in 2011, we incurred deferred financing costs of $917,000 that were classified as part of other assets on our consolidated balance sheet.  The balance of these deferred financing costs at December 31, 2011, was $751,000, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable as of December 31, 2011 (principal balance, unamortized premiums (discounts) and mortgage payable balances in thousands):

Tenant Name	Stated Interest Rate(1)	Effective Interest Rate	Maturity Date(2)	Remaining Principal Balance(2)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
T-Mobile USA, Inc. (3)	5.89%	5.19%	5/6/12	$10,664	$26	$10,690
Aviall Services, Inc. (4)	6.25%	4.63%	12/1/13	12,410	314	12,724
Aviall Services, Inc. (4)	6.25%	5.09%	9/1/14	11,671	359	12,030
MeadWestvaco Corporation	4.73%	4.84%	6/10/15	23,625	(68)	23,557
Solae, LLC(4)(5)	8.26%	8.26%	12/28/13	4,510	--	4,510
Solae, LLC(4)(5)	8.26%	8.26%	12/28/13	4,270	--	4,270
				$67,150	$631	$67,781

(1) With the exception of the MeadWestvaco Corporation mortgage, the mortgages are at fixed interest rates.  The MeadWestvaco Corporation mortgage is at a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.50%, not to exceed an all-in interest rate of 5.5%.

(2) The mortgages require monthly payments, with a principal payment due at maturity.
(3) We have notified the lender that the mortgage will be paid off on March 6, 2012, as allowed for in the agreement.
(4) These are mortgages associated with one property occupied by the applicable tenant.

(5) As part of the assumption of these mortgages payable related to our acquisition of Solae, LLC, we also assumed an $8.8 million note receivable, upon which we will receive interest income at a stated rate of 8.14% through December 28, 2013.

7.         Common Stock Offerings

In September 2011, we issued 6,300,000 shares of common stock at a price of $34.00 per share. After underwriting discounts and other offering costs of $10.6 million, the net proceeds of $203.6 million were used to repay borrowings under our acquisition credit facility, which were used to fund recent property acquisitions.

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and other offering costs of $14.6 million, the net proceeds of $285.6 million were used to fund property acquisitions.

In December 2010, we issued 7,360,000 shares of common stock at a price of $33.70 per share.  The net proceeds of $235.7 million were used to repay borrowings of $179.8 million under our acquisition credit facility and to fund property acquisitions during December 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share.  The net proceeds of $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions during October 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

8.         Preferred Stock

A.      In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. On May 27, 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During 2011, 2010 and 2009, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508 per share, or $9.4 million, and at December 31, 2011, a monthly dividend of $0.1536459 per share was payable and was paid in January 2012. On January 31, 2012, we announced that we plan to redeem our outstanding Class D preferred stock on March 1, 2012.  We will redeem the Class D preferred stock at $25.00 per share, plus accrued dividends.

B.      In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During 2011, 2010 and 2009, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2011, a monthly dividend of $0.140625 per share was payable and was paid in January 2012.

We are current in our obligations to pay dividends on our Class D and Class E preferred stock.

9.        Distributions Paid and Payable

A.	Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2011	2010	2009
January	$0.1442500	$0.1430000	$0.1417500
February	0.1442500	0.1430000	0.1417500
March	0.1442500	0.1430000	0.1417500
April	0.1445625	0.1433125	0.1420625
May	0.1445625	0.1433125	0.1420625
June	0.1445625	0.1433125	0.1420625
July	0.1448750	0.1436250	0.1423750
August	0.1448750	0.1436250	0.1423750
September	0.1448750	0.1436250	0.1423750
October	0.1451875	0.1439375	0.1426875
November	0.1451875	0.1439375	0.1426875
December	0.1451875	0.1439375	0.1426875
Total	$1.7366250	$1.7216250	$1.7066250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2011	2010	2009
Ordinary income	$1.3787863	$1.2598879	$1.2739214
Nontaxable distributions	0.3578387	0.4617371	0.4113034
Capital gain	--	--	0.0214002
Totals	$1.7366250	$1.7216250	$1.7066250

At December 31, 2011, a distribution of $0.1455 per common share was payable and was paid in January 2012. At December 31, 2010, a distribution of $0.14425 per common share was payable and was paid in January 2011.

B.	Class D Preferred Stock

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $9.4 million in 2011, 2010 and 2009, respectively.  On January 31, 2012, we announced that we plan to redeem the Class D preferred stock on March 1, 2012.

The following presents the federal income tax characterization of dividends paid per share to our Class D preferred stockholders for the years:

	2011	2010	2009
Ordinary income	$1.8437508	$1.8437508	$1.8206316
Capital gain	--	--	0.0231192
Totals	$1.8437508	$1.8437508	$1.8437508

C.	Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2011, 2010 and 2009.

The following presents the federal income tax characterization of dividends paid per share to our Class E preferred stockholders for the years:

	2011	2010	2009
Ordinary income	$1.6875000	$1.6875000	$1.6663392
Capital gain	--	--	0.0211608
Totals	$1.6875000	$1.6875000	$1.6875000

10.       Operating Leases

A.   At December 31, 2011, we owned 2,634 properties in 49 states, plus an additional three properties owned by Crest. Of the 2,634 properties, 2,619, or 99.4%, are single-tenant properties, and the remaining 15 are multi-tenant properties. At December 31, 2011, 87 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants' gross sales (percentage rents) for 2011, 2010 and 2009 was $1.4 million, including amounts recorded to discontinued operations of $17,000 in 2011, $55,000 in 2010 and $112,000 in 2009.

At December 31, 2011, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2012	$454,695
2013	439,836
2014	422,577
2015	407,459
2016	392,067
Thereafter	3,105,365
Total	$5,221,999

B.   Major Tenants - No individual tenant's rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2011, 2010 or 2009.

11.        Gain on Sales of Real Estate Acquired for Resale

During 2011 and 2010, Crest did not sell any properties.  During 2009, Crest sold two properties for $2.0 million, which resulted in no gain. Crest's gains on sales are reported before income taxes and are included in income from discontinued operations.

12.        Gain on Sales of Investment Properties

During 2011, we sold 26 investment properties for $21.8 million, which resulted in a gain of $5.2 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we sold excess real estate from six properties for $2.3 million, which resulted in a gain of $540,000.  This gain is included in other revenue on our consolidated statement of income for 2011, because this excess real estate was associated with properties that continue to be owned as part of our core operations.

During 2010, we sold 28 investment properties and excess land from one property for $27.2 million, which resulted in a gain of $8.7 million.  The results of operations for these properties have been reclassified as discontinued operations.

During 2009, we sold 25 investment properties and excess land from one property for $20.5 million, which resulted in a gain of $8.1 million. The results of operations for these properties have been reclassified as discontinued operations.

13.       Fair Value of Financial Instruments

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At December 31, 2011	balance sheet	market value
Notes receivable issued in connection with property sales	$19.0	$19.6
Note receivable issued in connection with 2011 acquisitions	$8.8	$8.8
Mortgages payable assumed in connection with 2011 acquisitions	$67.8	$68.2
Notes payable	$1,750.0	$1,901.9

	Carrying value per	Estimated fair
At December 31, 2010	balance sheet	market value
Notes receivable issued in connection with property sales	$22.1	$23.2
Notes payable	$1,600.0	$1,707.1

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

The estimated fair value of our notes and bonds payable is based upon indicative market prices and recent trading activity of our notes and bonds payable.

14.       Supplemental Disclosures of Cash Flow Information

Interest paid in 2011 was $102.0 million, in 2010 was $82.6 million and in 2009 was $83.2 million.

Interest capitalized to properties under development in 2011 was $438,000, in 2010 was $10,000 and in 2009 was $5,000.

Income taxes paid in 2011 were $871,000, in 2010 were $907,000 and in 2009 were $1.2 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.	Share-based compensation expense for 2011 was $7.9 million, for 2010 was $6.2 million and for 2009 was $4.7 million.

B.	See "Provisions for Impairment" in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

C.
As part of the acquisition of four properties during 2011, we assumed $67.4 million of mortgages payable to third-party lenders and recorded $820,000 of net premiums.  Additionally, we assumed an $8.8 million note receivable.  See note 6 for a discussion of these transactions.

D.
At December 31, 2010, we had escrow deposits of $6.4 million held for tax-deferred exchanges under Section 1031 of the Code.  The $6.4 million is included in "other assets" on our consolidated balance sheet at December 31, 2010.

E.
At December 31, 2009, we had escrow deposits of $4.5 million held for tax-deferred exchanges under Section 1031 of the Code. The $4.5 million is included in "other assets" on our consolidated balance sheet at December 31, 2009.

F.
In 2010, we recorded a $600,000 receivable for the sale of excess land.  This receivable is included in other assets on our consolidated balance sheet at December 31, 2010.  We received cash for this excess land in 2011.

G.
In 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action.  This receivable is included in other assets on our consolidated balance sheet at December 31, 2011 and 2010.

H.
In 2009, Realty Income and Crest amended certain prior year state tax returns and determined that it is more-likely-than-not that we will be collecting refunds in the future as a result of these amendments.  As a result of this, in 2009, Realty Income recorded a tax receivable of $454,000 and Crest recorded a tax receivable of $303,000.

I.
In accordance with our policy, we recorded adjustments to our estimated legal obligations related to asset retirement obligations on two land leases in the following amounts: an increase of $152,000 in 2011, an increase of $82,000 in 2010 and a reduction of $63,000 in 2009. These asset retirement obligations account for the difference between our obligations to the landlord under the two land leases and our subtenant's obligations to us under the subleases.

J.	Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.7 million at December 31, 2011, and $337,000 at December 31, 2010.

K.
In 2011, we entered into loan agreements to fund development of real estate.  These loans receivable are included in other assets on our consolidated balance sheet at December 31, 2011, and include accrued costs of $574,000.

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

16.       Common Stock Incentive Plan

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income during 2011 was $7.9 million, during 2010 was $6.2 million and during 2009 was $4.7 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	2011		2010		2009
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	924,294	$19.69	853,234	$19.14	994,453	$19.70
Shares granted	247,214	33.94	278,200	28.99	142,860	22.86
Shares vested	(245,487)	25.26	(206,153)	23.70	(214,521)	23.14
Shares forfeited	(495)	31.37	(987)	26.03	(69,558)	25.95
Outstanding nonvested shares, end of year	925,526	$20.21	924,294	$19.69	853,234	$19.14

(1)	Grant date fair value.

During 2011, we issued 247,214 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,158 vested immediately, 5,000 vest over a service period of one year, 70,400 vest over a service period of three years and 146,656 vest over a service period of five years.

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

After they have been employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.  Additionally, depending on certain company performance metrics, non-executive employees may receive grants of nonvested stock which vests over a five year period.

As of December 31, 2011, the remaining unamortized share-based compensation expense totaled $18.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2011, 2010 or 2009.

As of December 31, 2011, there were no remaining stock options outstanding.  All outstanding options were fully vested as of December 31, 2006. Stock options, none of which were granted after January 1, 2002, were granted with an exercise price equal to the underlying stock's fair value at the date of grant.

The following table summarizes our stock option activity for the years:

	2011		2010		2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	2,454	$14.70	5,846	$14.70	21,294	$13.33
Options exercised	(2,454)	14.70	(3,392)	14.70	(15,448)	12.81
Outstanding and exercisable options, end of year	--	$--	2,454	$14.70	5,846	$14.70

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The market value of our stock was $34.20 and $25.91 at December 31, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $48,000, $61,000 and $157,000, respectively. The aggregate intrinsic value of options outstanding and exercisable was $48,000 and $66,000 at December 31, 2010 and 2009, respectively.

17.        Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common stockholders, as well as new investors, with a convenient and economical method to purchase our common stock and/or reinvest their distributions. The Plan authorizes up to 6,000,000 common shares to be issued.  Through December 31, 2011, we issued 59,605 shares and received net proceeds of approximately $1.9 million under The Plan.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2011 (dollars in thousands):

Assets, as of December 31:	2011	2010
Segment net real estate:
Automotive service	$101,280	$105,393
Automotive tire services	191,577	197,997
Beverages	314,832	302,159
Child care	66,474	72,935
Convenience stores	690,246	711,667
Drug stores	154,015	143,739
Grocery stores	221,678	72,122
Health and fitness	296,188	220,856
Restaurants - casual dining	472,471	487,048
Restaurants - quick service	277,900	248,877
Theaters	383,452	281,072
Transportation services	107,632	4,961
Wholesale clubs	154,964	--
26 non-reportable segments	727,299	556,052
Total segment net real estate	4,160,008	3,404,878
Intangible assets:
Automotive tire services	529	588
Beverages	3,571	--
Drug stores	14,422	5,939
Grocery stores	5,655	6,031
Health and fitness	1,566	1,708
Restaurants - quick service	4,037	--
Theaters	31,162	1,579
Transportation services	28,944	--
Other - non-reportable segments	63,450	10,376
Goodwill:
Automotive service	1,338	1,338
Child care	5,353	5,353
Convenience stores	2,074	2,074
Restaurants - casual dining	2,461	2,461
Restaurants - quick service	1,318	1,318
Other - non reportable segments	4,662	4,662
Other corporate assets	88,839	87,285
Total assets	$4,419,389	$3,535,590

	Revenue
For the years ended December 31,	2011	2010	2009
Segment rental revenue:
Automotive service	$15,661	$15,626	$15,285
Automotive tire services	23,335	22,303	23,128
Beverages	23,458	10,292	--
Child care	22,011	21,981	22,612
Convenience stores	77,808	58,837	55,054
Drug stores	15,809	13,962	13,727
Grocery stores	6,858	3,147	2,339
Health and fitness	26,817	23,768	18,787
Restaurants - casual dining	45,725	45,955	44,378
Restaurants - quick service	27,522	26,519	27,204
Theaters	36,812	30,634	30,078
Transportation services	7,586	750	750
Wholesale clubs	3,059	--	--
26 non-reportable segments	86,935	69,061	68,340
Total rental revenue	419,396	342,835	321,682
Other revenue	1,663	657	868
Total revenue	$421,059	$343,492	$322,550

19.       Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2011, we have contingent payments of $621,000 for tenant improvements and leasing costs. In addition, we have committed $16.2 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2011, minimum future rental payments for the next five years and thereafter are as follows (dollars in thousands):
	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2012	$157	$4,083	$4,240
2013	158	4,016	4,174
2014	167	3,786	3,953
2015	170	3,729	3,899
2016	171	3,702	3,873
Thereafter	421	49,021	49,442
Total	$1,244	$68,337	$69,581

(1) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

20.       Subsequent Events

In January 2012 and February 2012, we declared the following dividends, which will be paid in February 2012 and March 2012, respectively:

-	$0.1455 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

In January 2012, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, announced that it was emerging from voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (which they had filed for in October 2011). Friendly’s accepted 102 of their 121 leases with us, while they rejected 19 leases with us and received modifications to some of their other leases with us.

Additionally, in January 2012, Buffets Holding, Inc., or Buffets, another one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.  As of December 31, 2011, Buffets leased 86 properties from us, representing approximately 3.9% of our annualized rental revenue.  Buffets rejected the leases on seven of our properties.  Additionally, we have reached a preliminary agreement (subject to bankruptcy court approval) with Buffets regarding modifications to some of Buffets’ other leases with us.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F cumulative redeemable preferred stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. The net proceeds of approximately $361.7 million from this issuance will be used to redeem the outstanding Class D preferred stock on March 1, 2012, repay borrowings under our acquisition credit facility and for other general corporate purposes.  Beginning February 15, 2017, the Class F preferred shares are redeemable at our option for $25.00 per share. The initial dividend of $0.1702257 per share will be paid on March 15, 2012, and will cover 37 days.  Thereafter, dividends of $0.1380208 per share will be paid monthly.

As a result of the issuance of our Class F preferred stock in February 2012, we paid off all outstanding credit facility borrowings on February 7, 2012.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Quarterly Financial Data
(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)
2011(1)
Total revenue	$97,546	$102,422	$107,084	$114,007	$421,059
Depreciation and amortization expense	26,672	28,909	31,824	34,346	121,751
Interest expense	25,122	25,647	28,550	28,983	108,301
Other expenses	9,978	9,988	9,199	10,704	39,870
Income from continuing operations	35,774	37,878	37,511	39,974	151,137
Income from discontinued operations	225	1,370	3,269	1,030	5,895
Net income	35,999	39,248	40,780	41,004	157,032
Net income available to common stockholders	29,936	33,185	34,717	34,941	132,779
Net income per common share: Basic and diluted	0.25	0.26	0.27	0.26	1.05
Dividends paid per common share	0.4327500	0.4336875	0.4346250	0.4355625	1.7366250

2010(1)
Total revenue	$82,302	$82,219	$86,726	$92,245	$343,492
Depreciation and amortization expense	22,911	23,205	23,897	24,894	94,907
Interest expense	21,395	21,576	25,135	25,131	93,237
Other expenses	8,913	8,559	8,235	8,906	34,614
Income from continuing operations	29,083	28,879	29,459	33,314	120,734
Income from discontinued operations	1,122	2,169	2,195	4,563	10,050
Net income	30,205	31,048	31,654	37,877	130,784
Net income available to common stockholders	24,142	24,985	25,591	31,814	106,531
Net income per common share: Basic and diluted	0.23	0.24	0.25	0.28	1.01
Dividends paid per common share	0.4290000	0.4299375	0.4308750	0.4318125	1.7216250

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

As of and for the year ended December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 9, 2012 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman
Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

Changes in Internal Controls
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.  As of December 31, 2011, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:       Other Information

None.

PART III

Item 10:        Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 8, 2012.

Item 11:         Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:          Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:          Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:          Exhibits and Financial Statement Schedules

A.           The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

a.     Reports of Independent Registered Public Accounting Firm

b.     Consolidated Balance Sheets, December 31, 2011 and 2010

c.     Consolidated Statements of Income, Years ended December 31, 2011, 2010 and 2009

d.     Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2011, 2010 and 2009

e.     Consolidated Statements of Cash Flows, Years ended December 31, 2011, 2010 and 2009

f.     Notes to Consolidated Financial Statements

g.     Consolidated Quarterly Financial Data, (unaudited) for 2011 and 2010

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

Articles of Incorporation and By-Laws

    Exhibit No.       Description

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference) and amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company's Form 8-K, filed on August 2, 2011 and dated August 1, 2011 and incorporated herein by reference).

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

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K, filed on October 19, 2004 and dated October 12, 2004 incorporated herein by reference).

3.5
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.75% Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company’s Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

3.6
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Class F Cumulative Redeemable Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

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

4.11
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securties entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company's Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

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

4.15
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

4.16	Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

4.17
Form of Preferred Stock Certificate representing the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-A, filed on May 25, 2004 and incorporated herein by reference).

4.18
Form of Preferred Stock Certificate representing the 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

4.19
Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

Material Contracts

10.1
Form indemnification agreement between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 4, 2011 and dated May 3, 2011 and incorporated herein by reference).

10.2
1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration number 33-95708), dated August 11, 1995 and incorporated herein by reference).

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

10.7
Form of Restricted Stock Agreement between the Company and Executive Officers (filed as exhibit 10.11 to the Company's Form 8-K, filed on January 6, 2005 and dated January 1, 2005 and incorporated herein by reference).

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

10.12	Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 29, 2010 and dated March 31, 2010 and incorporated herein by reference).

10.13	Credit Agreement dated December 13, 2010 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on and dated December 13, 2010 and incorporated herein by reference).

10.14	Dividend Reinvestment and Stock Purchase Plan (filed as Company’s Registration Statement 333-158169 on Form 424B5, filed on and dated March 23, 2011 and incorporated herein by reference).

10.15
The First Amendment to Credit Agreement among the Company, as Borrower, each of the Lenders party thereto (as defined in the original Credit Agreement, dated December 13, 2010), and Wells Fargo Bank, National Association (filed as exhibit 10.1 to the Company’s Form 8-K, filed on March 29, 2011 and dated March 25, 2011 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 9, 2012.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:       /s/THOMAS A. LEWIS                                                                 Date: February 9, 2012
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/DONALD R. CAMERON                                                           Date: February 9, 2012
Donald R. Cameron
Non-Executive Chairman of the Board of Directors

By:       /s/THOMAS A. LEWIS                                                                 Date: February 9, 2012
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:       /s/KATHLEEN R. ALLEN, Ph.D.                                                    Date: February 9, 2012
Kathleen R. Allen, Ph.D.
Director

By:       /s/PRIYA CHERIAN HUSKINS                                                       Date: February 9, 2012
Priya Cherian Huskins
Director

By:       /s/MICHAEL D. MCKEE                                                                Date: February 9, 2012
Michael D. McKee
Director

By:       /s/GREGORY T. MCLAUGHLIN                                                     Date: February 9, 2012
Gregory T. McLaughlin
Director

By:       /s/RONALD L. MERRIMAN                                                            Date: February 9, 2012
Ronald L. Merriman
Director

By:       /s/PAUL M. MEURER                                                                   Date: February 9, 2012
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:       /s/GREGORY J. FAHEY                                                                Date: February 9, 2012
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Apparel Stores
Mesa	AZ	619,035	867,013	6,484	43,549	619,035	917,046	1,536,081	490,761		02/11/99	300
South Lake Tahoe	CA	3,110,000	3,176,091	None	None	3,110,000	3,176,091	6,286,091	153,511		10/22/10	300
Danbury	CT	1,096,861	6,217,688	70,819	56	1,096,861	6,288,563	7,385,424	3,594,048		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	2,016,077		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	3,265,459		03/26/98	300
Deerfield Beach	FL	3,160,000	4,832,848	None	None	3,160,000	4,832,848	7,992,848	233,588		10/22/10	300
Staten Island	NY	4,202,093	3,385,021	None	None	4,202,093	3,385,021	7,587,114	1,867,092		03/26/98	300
Dallas	TX	1,210,000	2,675,265	None	None	1,210,000	2,675,265	3,885,265	129,304		10/22/10	300
The Colony	TX	2,580,000	2,214,133	20,700	None	2,580,000	2,234,833	4,814,833	107,793		10/22/10	300

Automotive Collision Services
Denver	CO	480,348	525,270	None	None	480,348	525,270	1,005,618	32	In-progress	09/30/11	300
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	658,832	07/10/07	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	521,563	02/02/06	11/12/04	300
Parker	CO	868,768	2,101,248	None	None	868,768	2,101,248	2,970,016	653,832	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	532,338	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	599,673	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	642,652	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	618,450	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	247,836	12/16/02	09/19/02	300
Roswell	GA	1,825,000	1,632,396	None	None	1,825,000	1,632,396	3,457,396	35	In-progress	08/10/11	300
Warner Robbins	GA	1,250,000	798,619	None	None	1,250,000	798,619	2,048,619	21	In-progress	09/01/11	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	544,099	07/01/04	10/31/03	300
Olive Branch	MS	350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	39,448	06/29/11	11/02/10	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	335,753		05/25/06	300
Durham	NC	680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	297,724		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	296,306	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	552,495	08/03/04	10/27/03	300
Salt Lake City	UT	2,900,000	772,471	None	None	2,900,000	772,471	3,672,471	13	In-progress	10/11/11	300

Automotive Parts
Millbrook	AL	108,000	518,741	4,157	211	108,000	523,109	631,109	269,776	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	10,819	295	254,465	513,464	767,929	275,520		06/30/98	300
Phoenix	AZ	231,000	513,057	None	None	231,000	513,057	744,057	494,505		11/09/87	300
Phoenix	AZ	222,950	495,178	None	102	222,950	495,280	718,230	438,459		11/02/89	300
Tucson	AZ	194,250	431,434	None	None	194,250	431,434	625,684	417,376		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	362,675		05/20/88	300
Sacramento	CA	210,000	466,419	None	127	210,000	466,546	676,546	449,679		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	474,017		12/30/87	300
Denver	CO	141,400	314,056	None	82	141,400	314,138	455,538	302,703		11/18/87	300
Denver	CO	315,000	699,623	None	211	315,000	699,834	1,014,834	659,544		05/16/88	300
Littleton	CO	252,925	561,758	None	181	252,925	561,939	814,864	535,560		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	252,978		08/07/98	300
Deerfield Beach	FL	475,000	871,738	2,420	31,798	475,000	905,956	1,380,956	458,176		01/29/99	300
Merritt Island	FL	309,652	482,459	25,854	21,831	309,652	530,144	839,796	294,225		11/26/96	300
Atlanta	GA	652,551	763,360	None	45,476	652,551	808,836	1,461,387	405,701		12/18/98	300
Council Bluffs	IA	194,355	431,668	None	None	194,355	431,668	626,023	406,876		05/19/88	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	299,662		09/16/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	252,865		09/14/87	300
Peoria	IL	193,868	387,737	19,808	85	193,868	407,630	601,498	240,058		11/26/96	300
Brazil	IN	183,952	453,831	8,942	173	183,952	462,946	646,898	234,623		03/31/99	300
Muncie	IN	148,901	645,660	147,678	28,327	148,901	821,665	970,566	454,452		11/26/96	300
Plainfield	IN	453,645	908,485	42,619	47,114	453,645	998,218	1,451,863	508,762		01/30/98	300
Princeton	IN	134,209	560,113	None	211	134,209	560,324	694,533	286,723		03/31/99	300
Vincennes	IN	185,312	489,779	None	173	185,312	489,952	675,264	250,740		03/31/99	300
Kansas City	KS	222,000	455,881	18,738	146	222,000	474,765	696,765	438,402		05/16/88	300
Alma	MI	155,000	600,282	13,902	122	155,000	614,306	769,306	303,640	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	100,951	209	265,000	676,091	941,091	328,024	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	10,272	None	109,558	560,546	670,104	287,336		12/30/98	300
Batesville	MS	190,124	485,670	None	168	190,124	485,838	675,962	261,475		07/27/98	300
Horn Lake	MS	142,702	514,779	None	211	142,702	514,990	657,692	279,040		06/30/98	300
Richland	MS	243,565	558,645	10,302	211	243,565	569,158	812,723	270,199		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	350,446		10/30/87	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	410,320		05/26/88	300
Omaha	NE	199,100	412,042	None	None	199,100	412,042	611,142	388,211		05/27/88	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	447,915		02/26/88	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	475,934		10/29/87	300
Canton	OH	396,560	597,553	None	25,682	396,560	623,235	1,019,795	323,568		08/14/98	300
Hamilton	OH	183,000	515,727	2,941	122	183,000	518,790	701,790	263,766	04/07/99	12/03/98	300
Albany	OR	152,250	338,153	None	None	152,250	338,153	490,403	329,562		08/24/87	300
Beaverton	OR	210,000	466,419	None	None	210,000	466,419	676,419	454,568		08/26/87	300
Portland	OR	190,750	423,664	None	None	190,750	423,664	614,414	412,899		08/12/87	300
Portland	OR	147,000	326,493	None	None	147,000	326,493	473,493	318,197		08/26/87	300
Salem	OR	136,500	303,170	None	None	136,500	303,170	439,670	295,467		08/20/87	300
Butler	PA	339,929	633,078	20,558	230	339,929	653,866	993,795	348,575		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	321,392		06/30/98	300
Enola	PA	220,228	546,026	11,416	172	220,228	557,614	777,842	287,698		11/10/98	300
Hanover	PA	132,500	719,511	None	232	132,500	719,743	852,243	356,468	07/26/99	05/13/99	300
Harrisburg	PA	283,417	352,473	None	172	283,417	352,645	636,062	187,409		09/30/98	300
Harrisburg	PA	327,781	608,291	7,138	172	327,781	615,601	943,382	330,061		06/30/98	300
Lancaster	PA	199,899	774,838	24,235	None	199,899	799,073	998,972	424,151		08/14/98	300
New Castle	PA	180,009	525,774	91,802	230	180,009	617,806	797,815	291,004		06/30/98	300
Reading	PA	378,961	658,879	9,928	202	378,961	669,009	1,047,970	338,151	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	211	273,120	431,927	705,047	216,713		06/30/99	300
Bellevue	WA	185,500	411,997	None	107	185,500	412,104	597,604	401,536		08/06/87	300
Bellingham	WA	168,000	373,133	None	107	168,000	373,240	541,240	363,659		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	351,332		05/23/88	300
Kenmore	WA	199,500	443,098	None	107	199,500	443,205	642,705	431,847		08/20/87	300
Kent	WA	199,500	443,091	None	107	199,500	443,198	642,698	431,840		08/06/87	300
Lakewood	WA	191,800	425,996	None	107	191,800	426,103	617,903	415,179		08/18/87	300
Moses Lake	WA	138,600	307,831	None	107	138,600	307,938	446,538	300,018		08/12/87	300
Renton	WA	185,500	412,003	None	107	185,500	412,110	597,610	400,062		09/15/87	300
Seattle	WA	162,400	360,697	None	107	162,400	360,804	523,204	351,540		08/20/87	300
Silverdale	WA	183,808	419,777	None	107	183,808	419,884	603,692	407,610		09/16/87	300
Tacoma	WA	196,000	435,324	None	107	196,000	435,431	631,431	421,147		10/15/87	300
Vancouver	WA	180,250	400,343	None	None	180,250	400,343	580,593	390,171		08/20/87	300
Wenatchee	WA	148,400	329,602	None	107	148,400	329,709	478,109	321,235		08/25/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	222,939	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	182,899		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	107,730		05/14/02	300
Phoenix	AZ	189,341	546,984	None	110	189,341	547,094	736,435	210,674		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	133,019		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	168,617		05/14/02	300
Tucson	AZ	287,369	533,684	None	None	287,369	533,684	821,053	38,247		03/25/10	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	79,665		05/14/02	300
Chula Vista	CA	313,293	409,654	None	None	313,293	409,654	722,947	256,033	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	444,260		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	125,358		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	102,219		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	61,165		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	76,319		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	61,988		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	109,696		05/14/02	300
Aurora	CO	231,314	430,495	None	115	231,314	430,610	661,924	73,936		09/04/07	300
Broomfield	CO	154,930	503,626	None	135	154,930	503,761	658,691	309,768	08/22/96	03/15/96	300
Denver	CO	239,024	444,785	None	115	239,024	444,900	683,924	76,389		09/04/07	300
Denver	CO	79,717	369,587	None	128	79,717	369,715	449,432	369,685		10/08/85	300
Lakewood	CO	70,422	132,296	None	None	70,422	132,296	202,718	22,711		09/04/07	300
Longmont	CO	87,385	163,169	None	115	87,385	163,284	250,669	28,045		09/04/07	300
Thornton	CO	276,084	415,464	None	115	276,084	415,579	691,663	248,463	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	2,114	31	248,540	484,605	733,145	295,135		09/30/96	300
Southington	CT	225,882	672,910	None	172	225,882	673,082	898,964	391,305		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	114,698		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	420	76,585	362,466	439,051	357,861		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	79	65,987	306,010	371,997	305,956		02/19/86	300
Miami Gardens	FL	163,239	262,726	None	None	163,239	262,726	425,965	100,274		06/27/02	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	53,516		05/14/02	300
Seminole	FL	68,000	315,266	None	None	68,000	315,266	383,266	315,266		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	372,070		02/14/86	300
Tampa	FL	70,000	324,538	None	None	70,000	324,538	394,538	324,538		12/27/85	300
Tampa	FL	67,000	310,629	None	None	67,000	310,629	377,629	310,629		12/27/85	300
Tampa	FL	86,502	401,041	None	79	86,502	401,120	487,622	401,067		07/23/86	300
Atlanta	GA	309,474	574,737	None	None	309,474	574,737	884,211	41,190		03/25/10	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	49,863		05/14/02	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	42,369		05/14/02	300
Duluth	GA	222,275	316,925	None	84	222,275	317,009	539,284	177,399	10/24/97	06/20/97	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	53,677		05/14/02	300
Marietta	GA	69,561	346,024	None	281	69,561	346,305	415,866	346,118		06/03/86	300
Marietta	GA	60,900	293,461	67,871	499	60,900	361,831	422,731	308,514		12/26/85	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	58,453		05/14/02	300
Norcross	GA	503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	209,273		11/22/06	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	270,961		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	261,733		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	50,866		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Tucker	GA	78,646	364,625	None	9,589	78,646	374,214	452,860	368,887		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	83,152		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	98,286		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	91,083		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	71,151		05/14/02	300
Anderson	IN	232,170	385,661	None	85	232,170	385,746	617,916	216,619		12/19/97	300
Indianapolis	IN	231,384	428,307	None	130	231,384	428,437	659,821	262,016		09/27/96	300
Michigan City	IN	392,638	297,650	(3,065)	None	389,573	297,650	687,223	114,594		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	87,823		05/14/02	300
Olathe	KS	217,995	367,055	None	21	217,995	367,076	585,071	214,726	04/22/97	11/11/96	300
Topeka	KS	32,022	60,368	None	None	32,022	60,368	92,390	10,363		09/04/07	300
Louisville	KY	56,054	259,881	None	None	56,054	259,881	315,935	259,881		12/17/85	300
Newport	KY	323,511	289,017	None	85	323,511	289,102	612,613	165,169		09/17/97	300
Billerica	MA	399,043	462,240	None	172	399,043	462,412	861,455	271,860		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	131,106		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	107,285		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	111,376		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	111,402		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	175,003		06/27/02	300
Lenox	MA	287,769	535,273	None	232	287,769	535,505	823,274	274,021		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	178,028		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	135,195		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	151,713		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	86,106		06/27/02	300
Bethesda	MD	282,717	525,928	None	None	282,717	525,928	808,645	90,284		09/04/07	300
Capital Heights	MD	547,173	219,979	(12,319)	None	534,854	219,979	754,833	84,688		05/14/02	300
Clinton	MD	70,880	328,620	11,440	None	70,880	340,060	410,940	331,957		11/15/85	300
Lexington Park	MD	111,396	335,288	(7,600)	None	103,796	335,288	439,084	129,082		05/14/02	300
Kalamazoo	MI	391,745	296,975	(2,196)	None	389,549	296,975	686,524	114,334		05/14/02	300
Portage	MI	402,409	286,441	(2,112)	None	400,297	286,441	686,738	110,278		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	135,043		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	76,728		05/14/02	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	98,709		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	140,280		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	93,386		05/14/02	300
Concord	NC	237,688	357,976	None	None	237,688	357,976	595,664	192,796		11/05/97	300
Durham	NC	354,676	361,203	3,400	168	354,676	364,771	719,447	209,923	08/29/97	03/31/97	300
Durham	NC	55,074	255,336	None	1,490	55,074	256,826	311,900	256,042		11/13/85	300
Fayetteville	NC	224,326	257,733	None	205	224,326	257,938	482,264	144,927		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	94,165		05/14/02	300
Matthews	NC	295,580	338,472	10,000	13,703	295,580	362,175	657,755	191,648	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	358	254,460	355,988	610,448	203,471	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/85	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	149,789		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	57,976		05/14/02	300
Fargo	ND	53,973	100,262	None	None	53,973	100,262	154,235	17,212		09/04/07	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	122,026		05/14/02	300
Scotts Bluff	NE	33,307	63,355	None	None	33,307	63,355	96,662	10,876		09/04/07	300
Cherry Hill	NJ	463,808	862,240	None	None	463,808	862,240	1,326,048	148,018		09/04/07	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	91,924		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	119,263		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	112,245		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	114,791		05/14/02	300
Pleasantville	NJ	77,105	144,693	None	None	77,105	144,693	221,798	24,839		09/04/07	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	150,210		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	111,153		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	123,305		05/14/02	300
Albuquerque	NM	231,553	430,026	None	None	231,553	430,026	661,579	30,819		03/25/10	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	138,252		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	142,359		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	216,643		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	117,928		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	162,407		03/31/99	300
Bethpage	NY	334,120	621,391	None	None	334,120	621,391	955,511	106,672		09/04/07	300
Commack	NY	400,427	744,533	None	None	400,427	744,533	1,144,960	127,811		09/04/07	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	172,931		03/31/99	300
East Amherst	NY	260,708	484,788	None	156	260,708	484,944	745,652	248,112		03/31/99	300
East Syracuse	NY	250,609	466,264	None	156	250,609	466,420	717,029	238,631		03/31/99	300
Freeport	NY	134,828	251,894	None	None	134,828	251,894	386,722	43,242		09/04/07	300
Johnson City	NY	242,863	451,877	None	156	242,863	452,033	694,896	231,269		03/31/99	300
Queens Village	NY	242,775	451,749	None	None	242,775	451,749	694,524	77,550		09/04/07	300
Riverhead	NY	143,929	268,795	None	None	143,929	268,795	412,724	46,143		09/04/07	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	153,610		03/31/99	300
West Amherst	NY	268,692	499,619	None	156	268,692	499,775	768,467	255,700		03/31/99	300
Akron	OH	139,126	460,334	None	114	139,126	460,448	599,574	263,135		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	73,245		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	291,418	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	296,846	12/19/02	08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	259,977	07/24/96	06/28/96	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	127,468		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	71,359		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	46,938		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	77,537		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	84,561		12/20/04	300
Cincinnati	OH	293,005	0	None	85	293,005	85	293,090	3		09/17/97	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	82,637		06/27/02	300
Columbus	OH	71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/02/85	300
Columbus	OH	75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/85	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	133,360		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	189,105		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	79,474		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	75,880		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	81,297		09/17/04	300
Columbus	OH	214,737	85,425	24,485	118	214,737	110,028	324,765	29,892		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	79,158		09/17/04	300
Dayton	OH	70,000	324,538	None	122	70,000	324,660	394,660	324,615		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	147,675		05/27/03	300
Eastlake	OH	321,347	459,774	None	209	321,347	459,983	781,330	295,124		12/22/95	300
Fairfield	OH	323,408	235,024	None	85	323,408	235,109	558,517	134,300		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	78,793		09/17/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Findlay	OH	283,515	397,004	None	114	283,515	397,118	680,633	223,003		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	240,387	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	268,879	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	33,275		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	77,504		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	139,853		05/27/03	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	89,787		09/17/04	300
Milford	OH	353,324	269,997	(36,723)	85	314,484	272,199	586,683	154,354		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	114	216,115	375,471	591,586	210,841		12/30/97	300
Norwalk	OH	200,205	366,000	None	114	200,205	366,114	566,319	205,584		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	111,178		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	145,067		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	51,380		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	155,921		05/27/03	300
Sandusky	OH	264,708	404,011	None	343	264,708	404,354	669,062	227,118		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	76,865		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	309,225		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	81,730		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	39,703		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	121,085		09/17/04	300
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	67,146		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	81,730		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	154,646		09/17/04	300
Toledo	OH	250,000	175,217	None	25	250,000	175,242	425,242	51,120		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	259,162	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	87,547		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	178,531	08/06/98	08/08/97	300
Oklahoma City	OK	143,655	295,422	None	None	143,655	295,422	439,077	162,005	03/06/98	07/29/97	300
Tulsa	OK	133,648	249,702	None	None	133,648	249,702	383,350	42,865		09/04/07	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	128,001		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	97,732		05/14/02	300
Bethel Park	PA	299,595	331,264	None	114	299,595	331,378	630,973	186,083		12/19/97	300
Bethlehem	PA	229,162	310,526	None	172	229,162	310,698	539,860	174,415		12/24/97	300
Bethlehem	PA	275,328	389,067	None	629	275,328	389,696	665,024	218,963		12/19/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	109,418		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	109,418		09/17/04	300
Harrisburg	PA	131,529	220,317	(2,515)	None	129,014	220,317	349,331	84,818		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	72,960		09/17/04	300
Philadelphia	PA	858,500	877,744	2,319	1,701	858,500	881,764	1,740,264	627,677	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	251,658	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	132,752		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	87,543		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	118,533		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	121,571		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	88,585		09/17/04	300
Warminster	PA	323,847	216,999	(3,929)	None	319,918	216,999	536,917	83,541		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	70,226		09/17/04	300
York	PA	249,436	347,424	None	404	249,436	347,828	597,264	195,295		12/30/97	300
Charleston	SC	217,250	294,079	None	159	217,250	294,238	511,488	169,051	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	428	267,622	299,022	566,644	164,128	03/31/98	11/05/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Greenville	SC	221,946	315,163	None	168	221,946	315,331	537,277	179,168	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	302	241,534	342,484	584,018	174,325		09/24/98	300
North Charleston	SC	174,980	341,466	5,875	5,413	174,980	352,754	527,734	188,569	08/06/98	03/12/98	300
Sioux Falls	SD	48,833	91,572	None	None	48,833	91,572	140,405	15,720		09/04/07	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	282,357	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	117,209		01/21/03	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	66,486		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	117,199		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	83,573		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	74,530		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	82,743		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	82,976		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	129,970		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	37,968		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	76,647		05/14/02	300
Dallas	TX	234,604	325,951	12,719	15,373	234,604	354,043	588,647	201,254	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	43,103		05/14/02	300
Houston	TX	285,000	369,697	None	128	285,000	369,825	654,825	210,085	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	125,374		05/14/02	300
Hurst	TX	373,084	871,163	23,096	None	373,084	894,259	1,267,343	476,364		07/29/98	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	98,703		05/14/02	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	79,266		06/27/02	300
Lewisville	TX	199,942	324,736	None	149	199,942	324,885	524,827	199,745	08/02/96	02/14/96	300
Mansfield	TX	420,000	780,000	None	None	420,000	780,000	1,200,000	55,900		03/25/10	300
Waco	TX	232,105	431,053	None	None	232,105	431,053	663,158	30,892		03/25/10	300
Wylie	TX	252,000	468,000	None	None	252,000	468,000	720,000	33,540		03/25/10	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	278,112	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	153	349,628	322,698	672,326	181,194		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	92,848		05/14/02	300
Bremerton	WA	261,172	373,080	None	2,621	261,172	375,701	636,873	225,488	03/19/97	07/24/96	300
Tacoma	WA	109,127	202,691	None	None	109,127	202,691	311,818	34,795		09/04/07	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	320,348		12/22/95	300
Milwaukee	WI	152,509	475,480	None	197	152,509	475,677	628,186	290,887		09/27/96	300
New Berlin	WI	188,491	466,268	None	375	188,491	466,643	655,134	299,354		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	43,953		05/14/02	300

Automotive Tire Services
Athens	AL	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	289,762		11/22/06	300
Auburn	AL	660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	252,034		11/22/06	300
Birmingham	AL	635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	242,357		11/22/06	300
Daphne	AL	876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	334,241		11/22/06	300
Decatur	AL	635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	242,478		11/22/06	300
Dothan	AL	455,651	565,343	None	None	455,651	565,343	1,020,994	71,227	10/17/08	06/10/08	300
Foley	AL	870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	331,829		11/22/06	300
Gardendale	AL	610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	232,295		11/22/06	300
Hoover	AL	504,396	938,299	None	None	504,396	938,299	1,442,695	192,347		11/22/06	300
Hoover	AL	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	236,462		11/22/06	300
Huntsville	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	242,203		11/22/06	300
Huntsville	AL	499,843	929,863	None	500	499,843	930,363	1,430,206	190,893		11/22/06	300
Madison	AL	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	242,210		11/22/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mobile	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	242,203		11/22/06	300
Mobile	AL	525,750	977,810	None	None	525,750	977,810	1,503,560	200,447		11/22/06	300
Montgomery	AL	544,181	654,046	None	500	544,181	654,546	1,198,727	93,574		01/24/08	300
Orange Beach	AL	630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	240,538		11/22/06	300
Pelham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	242,083		11/22/06	300
Phenix City	AL	630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	240,536		11/22/06	300
Tucson	AZ	178,297	396,004	None	None	178,297	396,004	574,301	345,954		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	414,374	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	430,151		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	490,000	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	543,663		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	331,276		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	479,016	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	474,662	01/12/01	01/18/00	300
Destin	FL	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	394,127		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	242,383		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	242,383		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	343,327	06/04/98	12/31/97	300
Milton	FL	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	242,131		11/22/06	300
Niceville	FL	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	350,878		11/22/06	300
Orlando	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	240,261		11/22/06	300
Orlando	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	242,391		11/22/06	300
Oviedo	FL	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	370,386		11/22/06	300
Pace	FL	630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	240,530		11/22/06	300
Panama City	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	242,391		11/22/06	300
Pensacola	FL	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	242,114		11/22/06	300
Pensacola	FL	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	224,293		11/22/06	300
Pensacola	FL	308,067	573,708	23,430	143	308,067	597,281	905,348	125,782		11/22/06	300
Sanford	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	240,261		11/22/06	300
St. Cloud	FL	525,207	976,968	None	None	525,207	976,968	1,502,175	200,274		11/22/06	300
Tallahassee	FL	419,902	781,405	None	None	419,902	781,405	1,201,307	160,184		11/22/06	300
Tallahassee	FL	611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	233,558		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	251,122	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	382,585		11/22/06	300
Alpharetta	GA	630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	240,504		11/22/06	300
Atlanta	GA	55,840	258,889	1,750	7,080	55,840	267,719	323,559	259,010		11/27/85	300
Columbus	GA	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	240,253		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	458,034	03/28/02	11/13/01	300
Conyers	GA	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	242,106		11/22/06	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	385,639		11/29/03	300
Hiram	GA	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	242,104		11/22/06	300
Kennesaw	GA	519,903	967,180	None	None	519,903	967,180	1,487,083	198,268		11/22/06	300
Lawrenceville	GA	635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	242,404		11/22/06	300
Marietta	GA	500,293	930,657	None	None	500,293	930,657	1,430,950	190,781		11/22/06	300
McDonough	GA	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	242,383		11/22/06	300
Peachtree City	GA	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	238,375		11/22/06	300
Roswell	GA	515,617	959,138	None	None	515,617	959,138	1,474,755	196,619		11/22/06	300
Sandy Springs	GA	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	223,495		11/22/06	300
Stockbridge	GA	632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	241,244		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	310,009		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	273,229		11/29/03	300
Lombard	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	259,416		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	221,745		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	400,474		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	317,088		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	320,650		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	665,293		11/29/03	300
Winchester	KY	355,474	929,177	20,045	22,651	355,474	971,873	1,327,347	505,544		06/30/98	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	348,239		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	435,468		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	204,837		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	454,280		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	408,852		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	471,525		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	443,611		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	423,782		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	488,118		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	257,998		11/29/03	300
Eagan	MN	902,443	845,536	None	None	902,443	845,536	1,747,979	452,387	06/19/98	02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	233,299		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	378,061	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	435,440		11/29/03	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	157,767		05/27/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	109,899		11/29/03	300
Clemmons	NC	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	181,526		11/09/07	300
Jamestown	NC	650,000	857,823	None	None	650,000	857,823	1,507,823	141,541		11/09/07	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	295,438		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	398,752	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	436,353		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	417,174		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	361,090		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	374,091		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	307,040		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	146,398		11/29/03	300
Cambridge	OH	103,368	192,760	None	None	103,368	192,760	296,128	62,643		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	203,754		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	351,597		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	233,158		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	377,771	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	387,254	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	359,312		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	260,423		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	275,393		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	437,034		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	202,413		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	232,481		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	235,218		11/29/03	300
Columbia	SC	343,785	295,001	183,130	None	343,785	478,131	821,916	308,846	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	266,502	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	363,185		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	380,907	10/15/01	05/09/01	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	362,129		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	358,448		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	429,090		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	356,869		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	344,234		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	321,653		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	343,324		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	239,308		11/29/03	300
Dallas	TX	191,267	424,811	None	73	191,267	424,884	616,151	371,168		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	328,566		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	471,279		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	261,165		01/17/90	300
Houston	TX	151,018	335,417	None	None	151,018	335,417	486,435	293,024		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	236,921		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	622,161		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	373,925		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	388,045		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	527,090		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	369,889		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	345,805		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	320,135		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	357,289		11/29/03	300
N. Richland Hills	TX	509,861	947,707	(189,562)	95	320,299	947,802	1,268,101	308,021		11/29/03	300
Pasadena	TX	107,391	238,519	None	None	107,391	238,519	345,910	208,373		01/24/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	298,663		11/29/03	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	364,255		01/18/90	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	335,349		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	473,857		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	415,660		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	426,849		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	242,888		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	362,554		11/29/03	300
Bountiful	UT	183,750	408,115	None	111	183,750	408,226	591,976	356,591		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	327,866		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	357,989		11/29/03	300
Chesapeake	VA	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	183,535		11/09/07	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	207,128		11/29/03	300
Virginia Beach	VA	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	169,353		11/09/07	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	467,933		11/29/03	300
Tacoma	WA	187,111	415,579	None	None	187,111	415,579	602,690	363,054		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	418,513	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	379,257	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	429,051	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	450,415	08/07/98	03/20/98	300

Aviation
Dallas Fort Worth Airport	TX	0	37,503,886	None	None	0	37,503,886	37,503,886	809,251		06/20/11	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Beverages
Calistoga	CA	12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	173,313		06/25/10	300
Calistoga	CA	5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	1,304,556		06/25/10	300
Calistoga	CA	6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	97,240		06/25/10	300
Calistoga	CA	4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	123,989		06/25/10	300
Calistoga	CA	8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	127,471		06/25/10	300
Calistoga	CA	12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	303,305		06/25/10	300
Calistoga	CA	45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	645,364		06/25/10	300
Calistoga	CA	10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	232,804		12/15/10	300
Napa	CA	6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	1,541,667		06/25/10	300
Napa	CA	11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	176,880		06/25/10	300
Napa	CA	17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	379,248		06/25/10	300
Napa	CA	10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	21,582		09/17/10	300
Napa	CA	4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	12,455		12/15/10	300
Napa	CA	6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	874		12/15/11	300
Paicines	CA	12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	87,143		12/15/10	300
St. Helena	CA	15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	260,613		06/25/10	300
St. Helena	CA	23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	408,820		06/25/10	300
Shreveport	LA	1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	230,375		04/22/11	300

Book Stores
Tampa	FL	998,250	3,696,707	None	79	998,250	3,696,786	4,695,036	2,187,176		03/11/97	300

Business Services
Midland	TX	45,500	101,058	None	295	45,500	101,353	146,853	98,035		10/27/87	300

Child Care
Birmingham	AL	63,800	295,791	None	84	63,800	295,875	359,675	295,803		10/31/84	300
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	566,538	04/20/99	07/28/98	300
Chandler	AZ	271,695	603,446	9,758	39	271,695	613,243	884,938	579,687		12/14/87	300
Chandler	AZ	291,720	647,923	None	171	291,720	648,094	939,814	622,289		12/11/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	504,297	07/26/99	01/13/99	300
Phoenix	AZ	318,500	707,397	32,420	None	318,500	739,817	1,058,317	658,209		09/29/88	300
Phoenix	AZ	115,000	285,172	39,971	22,279	115,000	347,422	462,422	321,242		02/08/84	180
Phoenix	AZ	260,719	516,181	None	32,234	260,719	548,415	809,134	441,575		12/26/90	300
Scottsdale	AZ	291,993	648,529	None	171	291,993	648,700	940,693	622,875		12/14/87	300
Scottsdale	AZ	264,504	587,471	None	27,466	264,504	614,937	879,441	506,679		06/29/90	300
Tempe	AZ	292,200	648,989	None	16,613	292,200	665,602	957,802	622,716		03/10/88	300
Tucson	AZ	304,500	676,303	None	61	304,500	676,364	980,864	628,003		09/28/88	300
Tucson	AZ	283,500	546,878	None	254	283,500	547,132	830,632	507,930		09/29/88	300
Calabasas	CA	156,430	725,248	100,838	58,741	156,430	884,827	1,041,257	780,338		09/26/85	300
Carmichael	CA	131,035	607,507	43,568	None	131,035	651,075	782,110	609,648		08/22/86	300
Chino	CA	155,000	634,071	None	22	155,000	634,093	789,093	634,082		10/06/83	180
Chula Vista	CA	350,563	778,614	None	43,353	350,563	821,967	1,172,530	762,595		10/30/87	300
El Cajon	CA	157,804	731,621	2,540	44,802	157,804	778,963	936,767	732,418		12/19/85	300
Escondido	CA	276,286	613,638	5,000	44,389	276,286	663,027	939,313	608,130		12/31/87	300
Folsom	CA	281,563	625,363	None	46	281,563	625,409	906,972	605,068		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	None	353,891	756,867	1,110,758	583,892		06/24/93	300
Oceanside	CA	145,568	674,889	17,000	None	145,568	691,889	837,457	681,999		12/23/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	522,837		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	572,355		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	49,000	80	471,733	1,096,819	1,568,552	1,016,796		12/30/87	300
Roseville	CA	297,343	660,411	27,496	None	297,343	687,907	985,250	655,805		10/21/87	300
Sacramento	CA	290,734	645,732	None	127	290,734	645,859	936,593	624,816		10/05/87	300
Santee	CA	248,418	551,748	None	None	248,418	551,748	800,166	539,716		07/23/87	300
Simi Valley	CA	208,585	967,055	22,800	31	208,585	989,886	1,198,471	985,258		12/20/85	300
Valencia	CA	301,295	669,185	67,995	46	301,295	737,226	1,038,521	647,837		06/23/88	300
Walnut	CA	217,365	1,007,753	1,200	51,164	217,365	1,060,117	1,277,482	1,022,917		08/22/86	300
Aurora	CO	287,000	637,440	None	278	287,000	637,718	924,718	612,233		12/31/87	300
Broomfield	CO	155,306	344,941	25,000	211	155,306	370,152	525,458	343,715		03/15/88	300
Colorado Springs	CO	115,542	535,700	None	None	115,542	535,700	651,242	535,700		12/04/86	300
Colorado Springs	CO	58,400	271,217	25,000	211	58,400	296,428	354,828	284,693		12/22/82	180
Fort Collins	CO	55,200	256,356	None	None	55,200	256,356	311,556	256,356		12/22/82	180
Fort Collins	CO	137,734	638,593	41,477	22,120	137,734	702,190	839,924	664,084		03/25/86	300
Greeley	CO	58,400	270,755	25,000	278	58,400	296,033	354,433	286,394		11/21/84	300
Greenwood Village	CO	131,216	608,372	6,862	21,189	131,216	636,423	767,639	618,138		12/05/86	300
Littleton	CO	161,617	358,956	None	82	161,617	359,038	520,655	344,699		12/10/87	300
Longmont	CO	115,592	535,931	None	71	115,592	536,002	651,594	535,933		03/25/86	300
Louisville	CO	58,089	269,313	None	211	58,089	269,524	327,613	269,415		06/22/84	300
Parker	CO	153,551	341,042	None	211	153,551	341,253	494,804	330,068		10/19/87	300
Westminster	CO	306,387	695,737	None	504	306,387	696,241	1,002,628	628,923		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	79	160,060	380,580	540,640	351,482		05/05/88	300
Clearwater	FL	42,223	269,380	None	79	42,223	269,459	311,682	269,405		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	189	184,800	433,508	618,308	386,583		03/30/89	300
Jacksonville	FL	48,000	243,060	None	420	48,000	243,480	291,480	243,195		12/22/81	180
Margate	FL	66,686	309,183	None	240	66,686	309,423	376,109	309,295		12/16/86	300
Melbourne	FL	256,439	549,345	None	79	256,439	549,424	805,863	425,251		04/16/93	300
Niceville	FL	73,696	341,688	None	420	73,696	342,108	415,804	341,823		12/03/86	300
Orlando	FL	159,177	353,538	None	154	159,177	353,692	512,869	345,844		07/02/87	300
Orlando	FL	68,001	313,922	None	189	68,001	314,111	382,112	314,054		09/04/85	300
Orlando	FL	190,050	422,107	5,707	342	190,050	428,156	618,206	387,751		03/30/89	300
Oviedo	FL	166,409	369,598	None	154	166,409	369,752	536,161	356,250		11/20/87	300
Panama City	FL	69,500	244,314	78,565	4,560	69,500	327,439	396,939	262,364		06/15/82	180
Pensacola	FL	147,000	326,492	20,000	240	147,000	346,732	493,732	301,294		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	None	194,193	456,309	650,502	408,182		11/15/88	300
St. Augustine	FL	44,800	213,040	23,090	189	44,800	236,319	281,119	220,463		12/22/81	180
Sunrise	FL	245,000	533,280	92,266	28,616	245,000	654,162	899,162	525,053		05/25/89	300
Tampa	FL	53,385	199,846	None	154	53,385	200,000	253,385	199,862		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	507,920	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	58,545	479	119,678	334,438	454,116	259,545		11/16/88	300
Lawrenceville	GA	141,449	314,161	110,068	7,446	141,449	431,675	573,124	306,109		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	84	187,444	363,442	550,886	320,551		12/28/89	300
Lithonia	GA	239,715	524,459	24,410	25,836	239,715	574,705	814,420	464,058		08/20/91	300
Marietta	GA	292,250	649,095	None	None	292,250	649,095	941,345	595,942		12/02/88	300
Marietta	GA	148,620	330,090	25,000	205	148,620	355,295	503,915	322,362		09/16/88	300
Marietta	GA	301,000	668,529	36,480	9,981	301,000	714,990	1,015,990	619,404		12/30/88	300
Marietta	GA	295,750	596,299	None	17,678	295,750	613,977	909,727	554,987		12/30/88	300
Smyrna	GA	274,750	610,229	None	415	274,750	610,644	885,394	562,625		11/15/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Stockbridge	GA	168,700	374,688	24,894	499	168,700	400,081	568,781	354,649		03/28/89	300
Stone Mountain	GA	65,000	0	None	84	65,000	84	65,084	4		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	343,157		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	328,448		09/24/92	300
Addison	IL	125,780	583,146	None	134	125,780	583,280	709,060	583,186		03/25/86	300
Algonquin	IL	241,500	509,629	28,260	134	241,500	538,023	779,523	436,216		07/10/90	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	606,955	10/26/99	06/14/99	300
Aurora	IL	165,679	398,738	27,450	21,087	165,679	447,275	612,954	390,942		12/21/88	300
Bartlett	IL	120,824	560,166	None	None	120,824	560,166	680,990	560,166		03/25/86	300
Carol Stream	IL	122,831	586,416	None	134	122,831	586,550	709,381	586,457		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	610,901	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	2,394	None	126,860	590,569	717,429	588,205		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	652,038		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	257	318,500	707,656	1,026,156	642,249		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	547,001	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	85	189,477	442,103	631,580	427,617		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	592,848	10/06/99	05/19/99	300
O'Fallon	IL	141,250	313,722	None	232	141,250	313,954	455,204	303,518		10/30/87	300
Oswego	IL	380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	569,361	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	134	121,911	565,366	687,277	565,273		03/25/86	300
Roselle	IL	297,541	561,037	None	172	297,541	561,209	858,750	515,206		12/30/88	300
Schaumburg	IL	218,798	485,955	20,461	None	218,798	506,416	725,214	473,487		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	134	132,523	614,564	747,087	614,471		03/25/86	300
Westmont	IL	124,742	578,330	None	172	124,742	578,502	703,244	578,442		03/25/86	300
Fishers	IN	60,000	278,175	2,500	85	60,000	280,760	340,760	278,517		04/30/85	300
Fishers	IN	212,118	419,958	None	278	212,118	420,236	632,354	351,614		12/27/90	300
Highland	IN	220,460	436,476	None	314	220,460	436,790	657,250	365,381		12/26/90	300
Indianapolis	IN	245,000	544,153	None	211	245,000	544,364	789,364	466,357		06/29/90	300
Lenexa	KS	318,500	707,399	14,200	None	318,500	721,599	1,040,099	651,247		03/31/89	300
Olathe	KS	304,500	676,308	66,918	186	304,500	743,412	1,047,912	642,889		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	548,329	07/23/99	05/14/99	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	482,016	12/29/98	08/24/98	300
Shawnee	KS	315,000	699,629	None	302	315,000	699,931	1,014,931	647,351		10/27/88	300
Wichita	KS	108,569	352,287	8,286	100	108,569	360,673	469,242	32,533		12/16/86	300
Wichita	KS	209,890	415,549	26,399	16,270	209,890	458,218	668,108	372,180		12/26/90	300
Lexington	KY	210,427	420,883	None	187	210,427	421,070	631,497	346,854		08/20/91	300
Acton	MA	315,533	700,813	None	278	315,533	701,091	1,016,624	650,942		09/30/88	300
Marlborough	MA	352,765	776,488	None	232	352,765	776,720	1,129,485	715,749		11/04/88	300
Westborough	MA	359,412	773,877	42,842	12,173	359,412	828,892	1,188,304	713,940		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	592,602		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	547,544		07/06/98	300
Olney	MD	342,500	760,701	4,400	41,605	342,500	806,706	1,149,206	744,537		12/18/87	300
Waldorf	MD	237,207	526,844	None	172	237,207	527,016	764,223	505,921		12/31/87	300
Waldorf	MD	130,430	604,702	None	278	130,430	604,980	735,410	604,906		09/26/84	300
Canton	MI	55,000	378,848	2,913	10,977	55,000	392,738	447,738	384,796		10/06/82	180
Apple Valley	MN	113,523	526,319	None	197	113,523	526,516	640,039	526,371		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	197	118,111	547,784	665,895	547,639		03/26/86	300
Eden Prairie	MN	124,286	576,243	None	197	124,286	576,440	700,726	576,295		03/27/86	300
Maple Grove	MN	313,250	660,149	None	278	313,250	660,427	973,677	564,679		07/11/90	300
Plymouth	MN	134,221	622,350	None	197	134,221	622,547	756,768	622,402		12/12/86	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

White Bear Lake	MN	242,165	537,856	None	278	242,165	538,134	780,299	457,429		08/30/90	300
Florissant	MO	318,500	707,399	78,556	10,975	318,500	796,930	1,115,430	655,218		03/30/89	300
Florissant	MO	181,300	402,672	34,635	12,499	181,300	449,806	631,106	376,688		03/29/89	300
Gladstone	MO	294,000	652,987	None	9,295	294,000	662,282	956,282	607,205		09/29/88	300
Lee's Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	488,641	07/26/99	06/17/99	300
Lee's Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	458,771	09/08/99	06/30/99	300
Lee's Summit	MO	239,627	532,220	None	179	239,627	532,399	772,026	472,100		09/27/89	300
Liberty	MO	65,400	303,211	25,000	123	65,400	328,334	393,734	318,008		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	474,405	09/28/99	08/21/98	300
Jackson	MS	248,483	572,522	17,627	17,780	248,483	607,929	856,412	284,319		11/16/99	300
Pearl	MS	121,801	270,524	18,837	4,207	121,801	293,568	415,369	259,738		11/15/88	300
Tupelo	MS	121,697	637,691	26,216	9,587	121,697	673,494	795,191	390,556		11/26/96	300
Cary	NC	75,200	262,973	15,000	187	75,200	278,160	353,360	266,248		01/25/84	180
Charlotte	NC	134,582	268,222	24,478	139	134,582	292,839	427,421	261,834		11/16/88	300
Concord	NC	32,441	190,859	None	326	32,441	191,185	223,626	191,060		12/23/81	180
Durham	NC	175,700	390,234	26,312	187	175,700	416,733	592,433	371,081		03/29/89	300
Durham	NC	220,728	429,380	None	321	220,728	429,701	650,429	379,062		12/29/89	300
Kernersville	NC	162,216	316,300	None	223	162,216	316,523	478,739	279,410		12/14/89	300
Bellevue	NE	60,568	280,819	None	179	60,568	280,998	341,566	280,935		12/16/86	300
Omaha	NE	142,867	317,315	None	146	142,867	317,461	460,328	304,833		12/09/87	300
Omaha	NE	60,500	280,491	None	179	60,500	280,670	341,170	280,607		08/01/84	300
Omaha	NE	53,000	245,720	22,027	179	53,000	267,926	320,926	252,274		10/11/84	300
Londonderry	NH	335,467	745,082	None	278	335,467	745,360	1,080,827	663,770		08/18/89	300
Clementon	NJ	279,851	554,060	18,899	None	279,851	572,959	852,810	447,515		09/09/91	300
Las Vegas	NV	201,250	446,983	None	126	201,250	447,109	648,359	383,058		06/29/90	300
Beavercreek	OH	179,552	398,786	None	122	179,552	398,908	578,460	391,607		06/30/87	300
Centerville	OH	174,519	387,613	None	237	174,519	387,850	562,369	379,270		07/23/87	300
Dublin	OH	84,000	389,446	None	230	84,000	389,676	473,676	389,626		10/08/85	300
Englewood	OH	74,000	343,083	None	258	74,000	343,341	417,341	343,228		10/23/85	300
Forest Park	OH	170,778	379,305	None	85	170,778	379,390	550,168	368,356		09/28/87	300
Huber Heights	OH	245,000	544,153	None	122	245,000	544,275	789,275	460,840		09/27/90	300
Pickerington	OH	87,580	406,055	None	116	87,580	406,171	493,751	406,088		12/11/86	300
Westerville	OH	82,000	380,173	None	122	82,000	380,295	462,295	380,250		10/08/85	300
Westerville	OH	294,350	646,557	None	122	294,350	646,679	941,029	548,848		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	None	78,705	220,434	299,139	220,434		01/27/83	180
Midwest City	OK	67,800	314,338	None	None	67,800	314,338	382,138	314,338		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	173	50,800	214,647	265,447	214,587		06/15/82	180
Oklahoma City	OK	79,000	366,261	17,659	173	79,000	384,093	463,093	381,092		11/14/84	300
Yukon	OK	61,000	282,812	27,000	173	61,000	309,985	370,985	299,846		05/02/85	300
Charleston	SC	140,700	312,498	25,000	376	140,700	337,874	478,574	299,023		03/28/89	300
Charleston	SC	125,593	278,947	None	514	125,593	279,461	405,054	263,233		05/26/88	300
Columbia	SC	58,160	269,643	None	139	58,160	269,782	327,942	269,778		11/14/84	300
Columbia	SC	160,831	313,600	None	223	160,831	313,823	474,654	277,027		12/14/89	300
Goose Creek	SC	61,635	192,905	None	376	61,635	193,281	254,916	193,077		12/22/81	180
Summerville	SC	44,400	174,500	None	321	44,400	174,821	219,221	174,584		12/22/81	180
Sumter	SC	56,010	268,903	None	344	56,010	269,247	325,257	269,222		06/18/85	300
Memphis	TN	238,263	504,897	None	None	238,263	504,897	743,160	468,820		09/29/88	300
Memphis	TN	238,000	528,608	2,734	111	238,000	531,453	769,453	492,184		09/30/88	300
Arlington	TX	241,500	550,559	33,725	54	241,500	584,338	825,838	533,698		09/22/89	300
Arlington	TX	82,109	380,677	12,321	95	82,109	393,093	475,202	382,242		12/13/84	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Arlington	TX	238,000	528,604	(24,713)	605	238,000	504,496	742,496	495,796		09/26/88	300
Austin	TX	217,878	483,913	29,469	None	217,878	513,382	731,260	451,746		06/22/89	300
Austin	TX	103,600	230,532	8,750	142	103,600	239,424	343,024	237,870		10/29/82	180
Austin	TX	236,733	640,023	36,746	254	236,733	677,023	913,756	534,980		09/27/88	300
Austin	TX	191,636	425,629	15,530	294	191,636	441,453	633,089	402,956		12/22/88	300
Austin	TX	134,383	623,103	2,379	7,064	134,383	632,546	766,929	623,676		12/23/86	300
Austin	TX	88,872	222,684	48,416	15,026	88,872	286,126	374,998	254,097		01/12/83	180
Bedford	TX	241,500	550,559	34,949	73	241,500	585,581	827,081	513,989		09/22/89	300
Carrollton	TX	277,850	617,113	12,086	18,443	277,850	647,642	925,492	608,652		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	282	168,857	380,518	549,375	349,173		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	522,737	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	294	217,000	482,257	699,257	447,710		09/28/88	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	515,600	06/04/99	05/19/99	300
Euless	TX	234,111	519,962	None	217	234,111	520,179	754,290	512,569		05/08/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	551,668	04/23/99	01/13/99	300
Flower Mound	TX	202,773	442,845	32,069	16,315	202,773	491,229	694,002	446,086		04/20/87	300
Fort Worth	TX	216,160	427,962	None	149	216,160	428,111	644,271	355,360		02/07/91	300
Fort Worth	TX	238,000	528,608	None	2,095	238,000	530,703	768,703	490,978		09/26/88	300
Fort Worth	TX	85,518	396,495	33,279	6,266	85,518	436,040	521,558	413,632		12/03/86	300
Garland	TX	211,050	468,749	19,199	17,532	211,050	505,480	716,530	424,321		12/12/89	300
Grand Prairie	TX	167,164	371,276	58,206	16,412	167,164	445,894	613,058	358,938		12/13/88	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	470,412	01/11/99	08/14/98	300
Houston	TX	149,109	323,314	5,000	87	149,109	328,401	477,510	292,529		06/26/89	300
Houston	TX	139,125	308,997	19,128	128	139,125	328,253	467,378	313,375		05/22/87	300
Houston	TX	219,100	486,631	None	261	219,100	486,892	705,992	451,959		09/30/88	300
Houston	TX	60,000	278,175	22,168	597	60,000	300,940	360,940	282,960		05/01/85	300
Houston	TX	141,296	313,824	12,442	2,308	141,296	328,574	469,870	314,310		07/24/87	300
Humble	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	508,840	07/19/99	05/14/99	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	509,568	11/30/98	08/21/98	300
Lewisville	TX	192,777	428,121	None	95	192,777	428,216	620,993	426,627		01/07/87	300
Mansfield	TX	181,375	402,839	46,878	17,274	181,375	466,991	648,366	376,128		12/20/89	300
Mesquite	TX	85,000	394,079	9,855	12,885	85,000	416,819	501,819	405,987		10/24/84	300
Mesquite	TX	139,466	326,525	39,638	13,047	139,466	379,210	518,676	292,190		10/08/92	300
Pasadena	TX	60,000	278,173	21,315	14,967	60,000	314,455	374,455	283,899		10/23/84	300
Plano	TX	250,514	556,399	19,869	10,306	250,514	586,574	837,088	539,440		12/10/87	300
Plano	TX	261,912	581,658	30,831	18,268	261,912	630,757	892,669	605,583		01/06/87	300
Round Rock	TX	186,380	413,957	30,800	272	186,380	445,029	631,409	393,821		04/19/89	300
Round Rock	TX	80,525	373,347	None	19,117	80,525	392,464	472,989	380,022		12/16/86	300
San Antonio	TX	182,868	406,155	18,940	None	182,868	425,095	607,963	388,280		12/06/88	300
San Antonio	TX	220,500	447,108	None	115	220,500	447,223	667,723	405,930		03/30/89	300
San Antonio	TX	217,000	481,967	32,529	115	217,000	514,611	731,611	458,931		10/14/88	300
San Antonio	TX	130,833	606,596	None	254	130,833	606,850	737,683	606,671		03/24/86	300
San Antonio	TX	81,530	378,007	None	266	81,530	378,273	459,803	378,143		12/11/86	300
San Antonio	TX	234,500	520,831	None	282	234,500	521,113	755,613	500,264		12/29/87	300
San Antonio	TX	102,512	475,288	None	294	102,512	475,582	578,094	475,472		12/03/86	300
San Antonio	TX	181,412	402,923	None	396	181,412	403,319	584,731	394,331		07/07/87	300
San Antonio	TX	139,125	308,997	30,885	13,386	139,125	353,268	492,393	321,387		05/22/87	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	498,768	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	314	136,574	269,322	405,896	236,315		02/01/90	300
Sandy	UT	168,089	373,330	None	314	168,089	373,644	541,733	325,104		02/01/90	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Centreville	VA	371,000	824,003	None	290	371,000	824,293	1,195,293	731,148		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	None	190,050	446,675	636,725	398,179		03/28/89	300
Glen Allen	VA	74,643	346,060	None	283	74,643	346,343	420,986	346,151		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	None	171,575	406,005	577,580	364,556		12/21/88	300
Richmond	VA	269,500	598,567	2,740	199	269,500	601,506	871,006	543,460		03/28/89	300
Virginia Beach	VA	69,080	320,270	29,024	13,825	69,080	363,119	432,199	330,377		11/15/84	300
Federal Way	WA	150,785	699,101	None	107	150,785	699,208	849,993	699,108		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	107	261,943	609,389	871,332	550,588		11/21/88	300
Kent	WA	128,300	539,141	None	None	128,300	539,141	667,441	539,141		06/03/83	180
Kent	WA	140,763	678,809	36,500	None	140,763	715,309	856,072	688,973		12/17/86	300
Kirkland	WA	301,000	668,534	None	107	301,000	668,641	969,641	634,865		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	107	195,552	461,434	656,986	414,855		12/06/88	300
Redmond	WA	279,830	621,513	None	107	279,830	621,620	901,450	607,967		07/27/87	300
Renton	WA	111,183	515,490	None	None	111,183	515,490	626,673	515,490		03/24/86	300
Appleton	WI	196,000	424,038	None	370	196,000	424,408	620,408	362,898		07/10/90	300
Waukesha	WI	233,100	461,500	None	370	233,100	461,870	694,970	386,335		12/13/90	300
Waukesha	WI	215,950	427,546	None	370	215,950	427,916	643,866	357,923		12/13/90	300

Consumer Electronics
Mary Esther	FL	149,696	363,263	60,014	57	149,696	423,334	573,030	228,074		11/26/96	300
Melbourne	FL	269,697	522,414	None	716	269,697	523,130	792,827	316,345		11/26/96	300
Tampa	FL	401,874	933,768	103,336	31,913	401,874	1,069,017	1,470,891	548,348		12/23/97	300
Smyrna	GA	1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	1,797,373		06/09/97	300
Richmond	IN	93,999	193,753	2,822	85	93,999	196,660	290,659	118,157		11/26/96	300
Jackson	MI	550,162	571,590	None	None	550,162	571,590	1,121,752	294,493	01/15/99	09/25/98	300
Pineville	NC	567,864	840,284	37,249	39,217	567,864	916,750	1,484,614	462,251		12/31/98	300
Westbury	NY	6,333,590	3,952,773	20,493	None	6,333,590	3,973,266	10,306,856	2,267,121		09/29/97	300
Bartlett	TN	420,000	674,437	38,966	6,323	420,000	719,726	1,139,726	341,427	05/12/99	02/23/99	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	122,058		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	94,008		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	131,408		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	115,824		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	346,458		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	165,691		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	103,358		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	284,124		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	112,708		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	256,074		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	333,991		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	330,874		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	337,108		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	333,991		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	371,391		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	109,591		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	97,124		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	234,258		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	159,458		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	131,408		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	184,391		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	206,208		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	203,091		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	221,791		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	290,358		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	290,358		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	327,758		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	97,124		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	277,891		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	62,841		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	321,524		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	94,008		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	333,991		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	143,874		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	383,858		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	118,941		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	97,124		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	106,474		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	159,458		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	72,324		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	90,891		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	90,891		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	205,201		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	214,511		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	250,760		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	61,336		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	133,333		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	79,000		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	148,293		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	194,889		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	195,127		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	163,304		03/19/03	300
Greenwood	DE	632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	194,155		11/29/07	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	298,635		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	164,775		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	312,093		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	65,556		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	212,868		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	128,614		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	149,284		03/19/03	300
Archer	FL	296,238	578,145	None	None	296,238	578,145	874,383	291,962		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	90,891		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	97,189		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	89,698		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	100,241		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	81,541		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	103,358		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	440,958		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	303,318		05/07/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	350,902		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	332,696		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	279,040		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	429,396		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	193,741		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	109,591		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	99,687		03/18/04	300
Jacksonville	FL	522,188	371,885	None	None	522,188	371,885	894,073	187,801		05/07/99	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	152,380		04/01/04	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	195,704		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	65,090		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	144,785		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	100,241		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	103,251		03/18/04	300
Land O' Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	112,708		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	131,408		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	94,008		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	118,941		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	187,508		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	87,774		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	108,009		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	94,008		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	93,733		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	118,941		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	134,524		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	96,422		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	97,124		03/18/04	300
Port Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	111,149		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	159,633		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	159,458		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	106,474		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	94,008		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	112,708		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	184,391		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	333,991		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	90,891		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	190,972		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	168,359		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	195,805		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	210,303		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	195,429		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	140,758		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	267,172		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	75,097		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	160,464		10/16/03	300
Cartersville	GA	262,500	488,742	None	None	262,500	488,742	751,242	160,464		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	85,795		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	85,795		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	85,795		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	111,214		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	104,976		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	53,756		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	296,532		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	89,427		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	256,501		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	128,451		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	203,147		10/16/03	300
Decatur	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	309,635		06/27/97	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	421,205		06/27/97	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	96,439		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	75,097		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	451,570		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	207,000		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	200,713		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	271,658		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	378,764		06/27/97	300
Ringgold	GA	385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	235,160		10/16/03	300
Ringgold	GA	350,000	0	None	None	350,000	-	350,000	-		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	332,564		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	294,460		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	100,543		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	128,451		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	121,865		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	123,446		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	192,476		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	96,439		10/16/03	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	40,787		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	79,202		10/16/03	300
Belvidere	IL	768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	116,771		12/28/09	300
Dekalb	IL	661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	100,564		12/28/09	300
Godfrey	IL	374,586	733,190	None	314	374,586	733,504	1,108,090	426,557		06/27/97	300
Granite City	IL	362,287	737,255	None	314	362,287	737,569	1,099,856	428,923		06/27/97	300
Harford	IL	599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	91,111		12/28/09	300
Loves Park	IL	547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	164,937		12/20/07	300
Loves Park	IL	760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	115,613		12/28/09	300
Machesney Park	IL	562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	85,397		12/28/09	300
Madison	IL	173,812	625,030	None	314	173,812	625,344	799,156	363,664		06/27/97	300
Marengo	IL	501,948	930,688	1,500	None	501,948	932,188	1,434,136	76,306		12/28/09	300
Rochelle	IL	607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	182,782		12/20/07	300
Rockford	IL	463,050	858,450	1,500	None	463,050	859,950	1,323,000	70,407		12/28/09	300
Rockford	IL	388,631	720,244	1,500	None	388,631	721,744	1,110,375	59,120		12/28/09	300
Tuscola	IL	752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	114,478		12/28/09	300
Albany	IN	427,437	794,632	2,000	None	427,437	796,632	1,224,069	147,920		05/25/07	300
Alexandria	IN	139,219	259,369	None	None	139,219	259,369	398,588	47,980		05/25/07	300
Anderson	IN	147,263	274,307	None	None	147,263	274,307	421,570	50,744		05/25/07	300
Anderson	IN	283,430	527,190	2,000	None	283,430	529,190	812,620	98,443		05/25/07	300
Elkhart	IN	495,914	922,471	1,500	None	495,914	923,971	1,419,885	171,341		05/25/07	300
Frankfort	IN	208,666	388,345	2,000	None	208,666	390,345	599,011	72,757		05/25/07	300
Greenwood	IN	173,250	323,022	None	None	173,250	323,022	496,272	59,756		05/25/07	300
Hartford City	IN	250,310	465,702	2,000	None	250,310	467,702	718,012	87,068		05/25/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indianapolis	IN	129,938	242,134	None	None	129,938	242,134	372,072	44,791		05/25/07	300
Indianapolis	IN	269,294	500,939	1,500	None	269,294	502,439	771,733	93,358		05/25/07	300
Indianapolis	IN	318,432	592,193	1,500	None	318,432	593,693	912,125	110,240		05/25/07	300
Knox	IN	341,250	633,499	1,500	None	341,250	634,999	976,249	107,276		10/09/07	300
Lafayette	IN	147,263	274,309	None	None	147,263	274,309	421,572	50,744		05/25/07	300
Lafayette	IN	112,613	209,959	None	None	112,613	209,959	322,572	38,839		05/25/07	300
Marion	IN	209,196	389,995	1,500	None	209,196	391,495	600,691	72,833		05/25/07	300
Michigan City	IN	227,500	422,249	1,500	None	227,500	423,749	651,249	71,716		10/09/07	300
Mishawaka	IN	123,983	231,743	2,000	None	123,983	233,743	357,726	43,786		05/25/07	300
Morristown	IN	366,590	682,082	2,000	None	366,590	684,082	1,050,672	127,098		05/25/07	300
Muncie	IN	103,950	193,870	None	None	103,950	193,870	297,820	35,863		05/25/07	300
Muncie	IN	184,237	342,974	2,000	None	184,237	344,974	529,211	64,363		05/25/07	300
New Albany	IN	181,459	289,353	None	211	181,459	289,564	471,023	194,486		03/03/95	300
New Albany	IN	262,465	331,796	None	211	262,465	332,007	594,472	222,993		03/06/95	300
New Castle	IN	138,600	258,672	None	None	138,600	258,672	397,272	47,851		05/25/07	300
New Castle	IN	79,854	149,572	1,000	None	79,854	150,572	230,426	28,126		05/25/07	300
New Castle	IN	203,941	380,019	1,500	None	203,941	381,519	585,460	70,988		05/25/07	300
Richmond	IN	281,248	523,589	1,500	None	281,248	525,089	806,337	97,548		05/25/07	300
Richmond	IN	255,908	476,528	2,000	None	255,908	478,528	734,436	89,071		05/25/07	300
Rushville	IN	138,600	258,672	None	None	138,600	258,672	397,272	47,851		05/25/07	300
Rushville	IN	121,275	226,497	None	None	121,275	226,497	347,772	41,899		05/25/07	300
South Bend	IN	372,387	693,064	2,000	None	372,387	695,064	1,067,451	129,130		05/25/07	300
Wabash	IN	334,923	623,488	1,500	None	334,923	624,988	959,911	116,029		05/25/07	300
Wabash	IN	430,437	800,871	2,000	None	430,437	802,871	1,233,308	149,075		05/25/07	300
Warsaw	IN	415,275	772,713	1,500	None	415,275	774,213	1,189,488	143,636		05/25/07	300
West Lafayette	IN	1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	248,748		05/25/07	300
Zionsville	IN	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	313,920		05/25/07	300
Berea	KY	252,077	360,815	None	197	252,077	361,012	613,089	242,460		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	364	286,106	286,470	572,576	192,310		03/03/95	300
Lebanon	KY	158,052	316,105	None	350	158,052	316,455	474,507	212,434		03/03/95	300
Louisville	KY	216,849	605,697	None	187	216,849	605,884	822,733	376,474	06/18/96	11/17/95	300
Louisville	KY	198,926	368,014	None	211	198,926	368,225	567,151	247,320		03/03/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	290,185	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	386,450		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	115,824		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	162,574		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	112,708		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	134,524		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	128,291		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	122,058		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	110,451		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	214,335		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	253,318		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	180,355		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	136,226		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	117,106		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	199,685		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,014,776		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,091,861		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,029,113		06/27/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Breckenridge	MI	437,500	811,968	1,500	None	437,500	813,468	1,250,968	137,319		10/09/07	300
Carson City	MI	262,500	486,468	2,000	None	262,500	488,468	750,968	82,739		10/09/07	300
Charlevoix	MI	385,000	713,013	2,500	None	385,000	715,513	1,100,513	121,086		10/09/07	300
Cheboygan	MI	280,000	518,013	2,500	None	280,000	520,513	800,513	88,261		10/09/07	300
Clare	MI	229,250	426,218	500	None	229,250	426,718	655,968	71,959		10/09/07	300
Clare	MI	306,250	567,718	2,000	None	306,250	569,718	875,968	96,416		10/09/07	300
Comstock	MI	315,000	583,761	2,500	None	315,000	586,261	901,261	99,329		10/09/07	300
Farwell	MI	437,500	811,468	2,000	None	437,500	813,468	1,250,968	137,447		10/09/07	300
Flint	MI	194,492	476,504	None	348	194,492	476,852	671,344	305,901		12/21/95	300
Gladwin	MI	140,000	259,013	1,500	None	140,000	260,513	400,513	44,238		10/09/07	300
Grand Rapids	MI	437,500	812,261	1,500	None	437,500	813,761	1,251,261	137,368		10/09/07	300
Kalamazoo	MI	238,000	442,249	1,000	None	238,000	443,249	681,249	74,870		10/09/07	300
Kalkaska	MI	437,500	809,513	3,500	None	437,500	813,013	1,250,513	137,756		10/09/07	300
Lake City	MI	115,500	213,513	1,500	None	115,500	215,013	330,513	36,579		10/09/07	300
Lakeview	MI	96,250	177,718	2,000	None	96,250	179,718	275,968	30,766		10/09/07	300
Mackinaw City	MI	455,000	844,513	1,000	None	455,000	845,513	1,300,513	142,585		10/09/07	300
Mecosta	MI	122,500	227,468	1,000	None	122,500	228,468	350,968	38,715		10/09/07	300
Midland	MI	437,500	811,013	2,000	None	437,500	813,013	1,250,513	137,371		10/09/07	300
Mount Pleasant	MI	463,750	860,718	1,500	None	463,750	862,218	1,325,968	145,525		10/09/07	300
Mount Pleasant	MI	350,000	649,468	1,500	None	350,000	650,968	1,000,968	109,965		10/09/07	300
Mount Pleasant	MI	175,000	324,468	1,500	None	175,000	325,968	500,968	55,256		10/09/07	300
Mount Pleasant	MI	210,000	388,968	2,000	None	210,000	390,968	600,968	66,326		10/09/07	300
Mount Pleasant	MI	162,750	300,794	2,500	None	162,750	303,294	466,044	51,695		10/09/07	300
Mount Pleasant	MI	437,500	810,968	2,500	None	437,500	813,468	1,250,968	137,575		10/09/07	300
Petoskey	MI	490,000	909,513	1,000	None	490,000	910,513	1,400,513	153,526		10/09/07	300
Prudenville	MI	133,000	245,013	2,500	None	133,000	247,513	380,513	42,306		10/09/07	300
Saginaw	MI	262,500	486,513	1,500	None	262,500	488,013	750,513	82,534		10/09/07	300
Standish	MI	92,750	171,263	1,500	None	92,750	172,763	265,513	29,467		10/09/07	300
Traverse City	MI	210,000	389,002	2,000	None	210,000	391,002	601,002	66,332		10/09/07	300
Walker	MI	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	183,868		10/09/07	300
Alexandria	MN	132,924	244,858	2,000	None	132,924	246,858	379,782	10,419		12/01/10	300
Andover	MN	888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	68,902		12/01/10	300
Apple Valley	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	27,217		12/01/10	300
Baxter	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	27,217		12/01/10	300
Blaine	MN	767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	59,505		12/01/10	300
Bloomington	MN	676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	52,469		12/01/10	300
Bloomington	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	20,446		12/01/10	300
Brainerd	MN	490,000	907,000	3,000	None	490,000	910,000	1,400,000	38,117		12/01/10	300
Brooklyn Center	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	75,915		12/01/10	300
Brooklyn Center	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Brooklyn Center	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Brooklyn Park	MN	830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	64,386		12/01/10	300
Brooklyn Park	MN	578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	44,934		12/01/10	300
Burnsville	MN	615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	47,708		12/01/10	300
Burnsville	MN	515,298	954,981	2,000	None	515,298	956,981	1,472,279	40,008		12/01/10	300
Burnsville	MN	350,000	648,000	2,000	None	350,000	650,000	1,000,000	27,217		12/01/10	300
Burnsville	MN	932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	72,296		12/01/10	300
Chaska	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Chaska	MN	490,000	908,000	2,000	None	490,000	910,000	1,400,000	38,050		12/01/10	300
Columbia Heights	MN	673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	52,183		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Coon Rapids	MN	490,000	908,000	2,000	None	490,000	910,000	1,400,000	38,050		12/01/10	300
Cottage Grove	MN	805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	62,494		12/01/10	300
Crystal	MN	552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	42,897		12/01/10	300
Crystal	MN	740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	57,435		12/01/10	300
Eagan	MN	699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	54,244		12/01/10	300
Eagan	MN	906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	70,296		12/01/10	300
Eden Prairie	MN	947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	73,434		12/01/10	300
Eden Prairie	MN	485,526	899,690	2,000	None	485,526	901,690	1,387,216	37,704		12/01/10	300
Edina	MN	568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	44,155		12/01/10	300
Elk River	MN	613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	47,543		12/01/10	300
Elk River	MN	456,850	846,435	2,000	None	456,850	848,435	1,305,285	35,485		12/01/10	300
Excelsior	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	20,446		12/01/10	300
Falcon Heights	MN	494,415	916,199	2,000	None	494,415	918,199	1,412,614	38,392		12/01/10	300
Farmington	MN	437,500	810,500	2,000	None	437,500	812,500	1,250,000	33,988		12/01/10	300
Forest Lake	MN	398,985	739,473	1,500	None	398,985	740,973	1,139,958	30,974		12/01/10	300
Fridley	MN	519,325	962,461	2,000	None	519,325	964,461	1,483,786	40,319		12/01/10	300
Fridley	MN	706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	54,787		12/01/10	300
Fridley	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Golden Valley	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Ham Lake	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Hastings	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Inver Grove Hghts	MN	134,705	248,666	1,500	None	134,705	250,166	384,871	10,524		12/01/10	300
Inver Grove Hghts	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Lakeville	MN	631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	49,027		12/01/10	300
Lakeville	MN	654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	50,811		12/01/10	300
Litchfield	MN	388,788	720,536	1,500	None	388,788	722,036	1,110,824	30,185		12/01/10	300
Little Falls	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
Long Lake	MN	808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	62,699		12/01/10	300
Maplewood	MN	931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	72,175		12/01/10	300
Maplewood	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Mendota Heights	MN	827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	64,129		12/01/10	300
Mendota Heights	MN	717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	55,678		12/01/10	300
Minneapolis	MN	365,977	678,171	1,500	None	365,977	679,671	1,045,648	28,420		12/01/10	300
Minneapolis	MN	738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	57,249		12/01/10	300
Minneapolis	MN	811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	62,895		12/01/10	300
Minneapolis	MN	350,000	648,500	1,500	None	350,000	650,000	1,000,000	27,183		12/01/10	300
Minneapolis	MN	759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	58,896		12/01/10	300
Minneapolis	MN	967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	75,010		12/01/10	300
Minneapolis	MN	856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	66,381		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Minneapolis	MN	938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	72,735		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Minneapolis	MN	539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	41,860		12/01/10	300
Minneapolis	MN	577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	44,788		12/01/10	300
Minneapolis	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Minneapolis	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Monticello	MN	589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	45,760		12/01/10	300
Mounds View	MN	743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	57,699		12/01/10	300
New Brighton	MN	585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	45,371		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

New Hope	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
Newport	MN	967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	74,978		12/01/10	300
Oak Park Heights	MN	635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	49,282		12/01/10	300
Pine City	MN	644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	50,032		12/01/10	300
Princeton	MN	546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	42,403		12/01/10	300
Ramsey	MN	650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	50,447		12/01/10	300
Richfield	MN	436,919	809,921	1,500	None	436,919	811,421	1,248,340	33,909		12/01/10	300
Richfield	MN	630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	48,925		12/01/10	300
Richfield	MN	678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	52,614		12/01/10	300
Richfield	MN	839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	65,094		12/01/10	300
Rochester	MN	110,113	202,995	1,500	None	110,113	204,495	314,608	8,621		12/01/10	300
Rochester	MN	585,831	1,085,971	2,000	None	585,831	1,087,971	1,673,802	45,465		12/01/10	300
Rochester	MN	262,500	485,500	2,000	None	262,500	487,500	750,000	20,446		12/01/10	300
Rochester	MN	66,848	122,146	2,000	None	66,848	124,146	190,994	5,306		12/01/10	300
Rochester	MN	594,385	1,101,857	2,000	None	594,385	1,103,857	1,698,242	46,127		12/01/10	300
Rogers	MN	781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	60,591		12/01/10	300
Roseville	MN	403,786	748,387	1,500	None	403,786	749,887	1,153,673	31,345		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Roseville	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Sauk Rapids	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Savage	MN	605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	46,933		12/01/10	300
Savage	MN	569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	44,145		12/01/10	300
Savage	MN	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Shakopee	MN	783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	60,748		12/01/10	300
Shakopee	MN	688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	53,397		12/01/10	300
Shakopee	MN	477,517	883,817	3,000	None	477,517	886,817	1,364,334	37,151		12/01/10	300
Shakopee	MN	522,391	966,156	4,000	None	522,391	970,156	1,492,547	40,690		12/01/10	300
St. Cloud	MN	786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	60,931		12/01/10	300
St. Cloud	MN	677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	52,524		12/01/10	300
St. Cloud	MN	175,000	322,000	3,000	None	175,000	325,000	500,000	13,742		12/01/10	300
St. Louis Park	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
St. Michael	MN	561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	43,624		12/01/10	300
St. Paul	MN	827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	64,108		12/01/10	300
St. Paul	MN	808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	62,682		12/01/10	300
St. Paul	MN	418,774	776,223	1,500	None	418,774	777,723	1,196,497	32,505		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
St. Paul	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	75,915		12/01/10	300
St. Paul	MN	576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	44,735		12/01/10	300
St. Paul	MN	592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	45,957		12/01/10	300
St. Paul	MN	739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	57,306		12/01/10	300
St. Paul	MN	788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	61,134		12/01/10	300
St. Paul	MN	950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	73,664		12/01/10	300
St. Paul	MN	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
St. Paul	MN	262,500	486,000	1,500	None	262,500	487,500	750,000	20,413		12/01/10	300
St. Paul	MN	541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	42,005		12/01/10	300
St. Paul	MN	832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	64,525		12/01/10	300
St. Paul	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
St. Paul	MN	531,091	984,311	2,000	None	531,091	986,311	1,517,402	41,230		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

St. Paul	MN	789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	61,248		12/01/10	300
St. Paul Park	MN	1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	148,958		12/01/10	300
St. Paul Park	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	75,915		12/01/10	300
Vadnais Heights	MN	931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	72,206		12/01/10	300
West St. Paul	MN	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	75,915		12/01/10	300
White Bear Lake	MN	943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	73,177		12/01/10	300
White Bear Lake	MN	860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	66,721		12/01/10	300
Willmar	MN	919,366	1,705,395	2,000	None	919,366	1,707,395	2,626,761	71,275		12/01/10	300
Woodbury	MN	962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	74,579		12/01/10	300
Zimmerman	MN	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	75,948		12/01/10	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	326,453		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	212,953		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	194,510		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	160,460		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	262,609		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	170,349		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	212,911		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	197,305		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	71,037		06/30/05	300
Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	136,299		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	154,172		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	227,099		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	264,737		06/30/05	300
Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	229,936		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	199,974		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	283,890		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	103,358		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	131,751		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	228,024		03/18/04	300
Banner Elk	NC	355,330	660,558	1,500	None	355,330	662,058	1,017,388	100,746		03/27/08	300
Banner Elk	NC	386,993	718,861	2,000	None	386,993	720,861	1,107,854	109,776		03/27/08	300
Blowing Rock	NC	369,403	685,693	2,500	None	369,403	688,193	1,057,596	104,933		03/27/08	300
Burgaw	NC	198,774	369,653	1,000	None	198,774	370,653	569,427	56,438		03/27/08	300
Burgaw	NC	457,356	849,377	1,500	None	457,356	850,877	1,308,233	129,384		03/27/08	300
Carolina Beach	NC	457,356	848,929	2,000	None	457,356	850,929	1,308,285	129,503		03/27/08	300
Cary	NC	255,064	473,349	2,500	None	255,064	475,849	730,913	72,728		03/27/08	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	90,891		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	181,274		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	265,424		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	324,618		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	319,858		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	337,325		08/25/95	300
Hampstead	NC	562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	159,013		03/27/08	300
Holly Ridge	NC	721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	203,717		03/27/08	300
Hubert	NC	404,584	750,372	2,500	None	404,584	752,872	1,157,456	114,743		03/27/08	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	347,150		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	115,824		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	80,388		04/14/04	300
Jacksonville	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	99,655		03/27/08	300
Kinston	NC	550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	601,155		10/24/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	246,724		03/18/04	300
Richlands	NC	492,537	914,735	1,500	None	492,537	916,235	1,408,772	139,296		03/27/08	300
Richlands	NC	376,439	698,103	2,500	None	376,439	700,603	1,077,042	106,815		03/27/08	300
Riegelwood	NC	0	452,416	1,500	None	0	453,916	453,916	73,298		03/27/08	300
Rose Hill	NC	198,774	369,153	1,500	None	198,774	370,653	569,427	56,550		03/27/08	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	129,444		03/19/03	300
Salisbury	NC	474,946	882,203	2,000	None	474,946	884,203	1,359,149	134,550		03/27/08	300
Shallotte	NC	492,537	914,766	1,500	None	492,537	916,266	1,408,803	139,301		03/27/08	300
Wallace	NC	0	175,408	2,000	None	0	177,408	177,408	37,179		03/27/08	300
Whitelake	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	99,655		03/27/08	300
Wilmington	NC	351,812	653,930	1,000	None	351,812	654,930	1,006,742	99,553		03/27/08	300
Wilmington	NC	439,765	817,271	1,000	None	439,765	818,271	1,258,036	124,327		03/27/08	300
Wilmington	NC	334,222	621,320	1,000	None	334,222	622,320	956,542	94,607		03/27/08	300
Wilmington	NC	228,678	424,774	1,500	None	228,678	426,274	654,952	64,985		03/27/08	300
Wilmington	NC	364,126	676,287	1,500	None	364,126	677,787	1,041,913	103,132		03/27/08	300
Wilmington	NC	0	804,196	1,500	None	0	805,696	805,696	122,531		03/27/08	300
Wilmington	NC	386,993	718,788	1,500	None	386,993	720,288	1,107,281	109,578		03/27/08	300
Wilmington	NC	334,222	620,751	1,500	None	334,222	622,251	956,473	94,709		03/27/08	300
Wilmington	NC	474,946	881,640	2,000	None	474,946	883,640	1,358,586	134,464		03/27/08	300
Wilmington	NC	0	351,366	2,000	None	0	353,366	353,366	94,763		03/27/08	300
Wilmington	NC	334,222	620,284	2,000	None	334,222	622,284	956,506	94,825		03/27/08	300
Wilmington	NC	527,718	979,145	2,500	None	527,718	981,645	1,509,363	149,440		03/27/08	300
Wilmington	NC	439,765	815,793	2,500	None	439,765	818,293	1,258,058	124,665		03/27/08	300
Wilmington	NC	527,718	979,102	2,500	None	527,718	981,602	1,509,320	149,434		03/27/08	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	97,124		03/18/04	300
Zebulon	NC	306,077	568,087	2,500	None	306,077	570,587	876,664	87,096		03/27/08	300
Farmingdale	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,017,059		08/06/02	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	969,621		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,091,937		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	676,220		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	897,711		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	696,175		06/27/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	84,658		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	304,788		04/06/95	300
Alliance	OH	454,440	841,460	2,500	None	454,440	843,960	1,298,400	52,265		06/22/10	300
Atwater	OH	118,555	266,748	None	209	118,555	266,957	385,512	179,269		03/03/95	300
Bellefontaine	OH	455,000	845,610	1,500	None	455,000	847,110	1,302,110	131,634		02/29/08	300
Bellefontaine	OH	560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	162,087		02/29/08	300
Columbus	OH	273,085	471,693	None	None	273,085	471,693	744,778	302,669		12/21/95	300
Columbus	OH	147,296	304,411	None	122	147,296	304,533	451,829	204,539		03/03/95	300
Cuyahoga Falls	OH	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	395,011		03/03/95	300
De Graff	OH	302,750	561,860	2,500	None	302,750	564,360	867,110	88,036		02/29/08	300
Eaton	OH	164,588	306,934	None	None	164,588	306,934	471,522	56,779		05/25/07	300
Galion	OH	138,981	327,597	None	209	138,981	327,806	466,787	220,139		03/06/95	300
Groveport	OH	277,198	445,497	16,091	237	277,198	461,825	739,023	286,858		12/21/95	300
Jackson Center	OH	367,500	682,110	2,500	None	367,500	684,610	1,052,110	106,675		02/29/08	300
Kenton	OH	140,000	261,462	1,000	None	140,000	262,462	402,462	35,620		08/29/08	300
Marysville	OH	507,500	943,110	1,500	None	507,500	944,610	1,452,110	146,746		02/29/08	300
Marysville	OH	700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	202,159		02/29/08	300
Marysville	OH	350,000	650,610	1,500	None	350,000	652,110	1,002,110	101,409		02/29/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Perrysburg	OH	211,678	390,680	None	134	211,678	390,814	602,492	235,451	01/10/96	09/01/95	300
Russells Point	OH	546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	158,057		02/29/08	300
Streetsboro	OH	402,988	533,349	None	114	402,988	533,463	936,451	293,357	01/27/97	09/03/96	300
Tiffin	OH	117,017	273,040	None	209	117,017	273,249	390,266	183,495		03/07/95	300
Tipp City	OH	355,009	588,111	None	85	355,009	588,196	943,205	328,357	01/31/97	06/27/96	300
Wadsworth	OH	266,507	496,917	None	116	266,507	497,033	763,540	284,269	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	173	126,545	508,439	634,984	295,712		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	144,085		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	71,103		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	73,456		01/29/04	300
Cornwell Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	133,720		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	423,121		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	203		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	133,081		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	346,309		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	42,750		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	88,605		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	57,660		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	78,281		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	81,431		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	74,162		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	95,655		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	169,494		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	154,702		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	147,170		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	46,392		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	80,967		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	101,919		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	91,531		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	151,124		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	73,567		01/29/04	300
South Park	PA	252,247	436,182	None	None	252,247	436,182	688,429	138,810		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	56,478		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	88,651		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	81,923		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	25,222		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	215,539		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	235,548		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	270,882		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	270,581		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	193,377		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	125,463		07/22/99	300
Beach Island	SC	330,000	481,637	None	None	330,000	481,637	811,637	150,108		03/18/04	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	230,764		07/22/99	300
Bishopville	SC	191,738	356,130	1,500	None	191,738	357,630	549,368	54,574		03/27/08	300
Bonneau	SC	128,411	239,191	1,500	None	128,411	240,691	369,102	36,839		03/27/08	300
Camden	SC	269,136	499,897	1,500	None	269,136	501,397	770,533	76,379		03/27/08	300
Charleston	SC	170,000	350,000	None	None	170,000	350,000	520,000	229,250		08/25/95	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	294,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	146,991		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Conway	SC	0	251,890	1,000	None	0	252,890	252,890	59,737		03/27/08	300
Cordova	SC	137,207	255,025	2,000	None	137,207	257,025	394,232	39,428		03/27/08	300
Eastover	SC	138,966	258,625	1,000	None	138,966	259,625	398,591	39,599		03/27/08	300
Florence	SC	193,497	359,413	1,500	None	193,497	360,913	554,410	55,072		03/27/08	300
Florence	SC	337,740	627,293	1,500	None	337,740	628,793	966,533	95,701		03/27/08	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	75,308		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	230,648		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	200,522		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	215,622		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	240,990		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	211,090		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	250,597		07/22/99	300
Hemingway	SC	246,269	458,069	1,500	None	246,269	459,569	705,838	70,035		03/27/08	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	215,558		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	106,224		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	143,874		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	315,254		07/22/99	300
Kingstree	SC	209,328	389,965	1,000	None	209,328	390,965	600,293	59,519		03/27/08	300
Kingstree	SC	0	301,766	2,000	None	0	303,766	303,766	67,063		03/27/08	300
Lake City	SC	202,292	376,398	1,500	None	202,292	377,898	580,190	57,648		03/27/08	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	356,975		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	281,000		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	280,849		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	420,533		07/22/99	300
Lugoff	SC	200,533	372,490	1,500	None	200,533	373,990	574,523	57,056		03/27/08	300
Moncks Corner	SC	351,812	654,578	1,000	None	351,812	655,578	1,007,390	99,652		03/27/08	300
Mt. Pleasant	SC	668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	188,735		03/27/08	300
Myrtle Beach	SC	140,725	261,942	1,000	None	140,725	262,942	403,667	40,102		03/27/08	300
Myrtle Beach	SC	703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	198,652		03/27/08	300
Myrtle Beach	SC	0	327,278	1,000	None	0	328,278	328,278	90,594		03/27/08	300
Myrtle Beach	SC	0	277,019	1,000	None	0	278,019	278,019	67,042		03/27/08	300
Myrtle Beach	SC	527,718	980,766	1,500	None	527,718	982,266	1,509,984	149,311		03/27/08	300
Myrtle Beach	SC	0	176,002	1,500	None	0	177,502	177,502	27,255		03/27/08	300
Myrtle Beach	SC	0	753,979	1,500	None	0	755,479	755,479	114,915		03/27/08	300
Myrtle Beach	SC	492,537	913,807	2,500	None	492,537	916,307	1,408,844	139,530		03/27/08	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	225,630		07/22/99	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	380,741		03/18/04	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	425,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	215,558		03/18/04	300
Pinewood	SC	325,426	605,076	1,500	None	325,426	606,576	932,002	92,331		03/27/08	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	285,781		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	215,713		07/22/99	300
Summerton	SC	142,484	265,326	1,500	None	142,484	266,826	409,310	40,802		03/27/08	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	337,325		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	170,576		04/14/04	300
Sumter	SC	184,701	344,620	None	None	184,701	344,620	529,321	52,266		03/27/08	300
Sumter	SC	149,520	278,284	1,000	None	149,520	279,284	428,804	42,580		03/27/08	300
Sumter	SC	372,921	693,113	1,000	None	372,921	694,113	1,067,034	105,496		03/27/08	300
Sumter	SC	211,087	392,065	1,500	None	211,087	393,565	604,652	60,025		03/27/08	300
Sumter	SC	263,859	490,128	1,500	None	263,859	491,628	755,487	74,897		03/27/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sumter	SC	362,367	673,012	1,500	None	362,367	674,512	1,036,879	102,635		03/27/08	300
Sumter	SC	181,183	336,587	1,500	None	181,183	338,087	519,270	51,610		03/27/08	300
Sumter	SC	154,797	287,584	1,500	None	154,797	289,084	443,881	44,178		03/27/08	300
Sumter	SC	351,812	653,469	1,500	None	351,812	654,969	1,006,781	99,671		03/27/08	300
Sumter	SC	334,222	620,801	1,500	None	334,222	622,301	956,523	94,716		03/27/08	300
Sumter	SC	281,450	522,796	1,500	None	281,450	524,296	805,746	79,852		03/27/08	300
Sumter	SC	146,002	271,250	1,500	None	146,002	272,750	418,752	41,701		03/27/08	300
Sumter	SC	149,520	277,726	1,500	None	149,520	279,226	428,746	42,683		03/27/08	300
Sumter	SC	262,100	486,861	1,500	None	262,100	488,361	750,461	74,402		03/27/08	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	200,657		07/22/99	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	345,625		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	192,622		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	235,160		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	107,110		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	76,121		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	117,781		10/16/03	300
Chattanooga	TN	175,000	326,242	(79,571)	None	162,879	258,792	421,671	84,964		10/16/03	300
Chattanooga	TN	300,373	559,077	(39,679)	None	260,694	559,077	819,771	183,557		10/16/03	300
Chattanooga	TN	175,000	326,242	(24,664)	None	150,336	326,242	476,578	107,110		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	111,214		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	102,841		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	97,951		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	64,426		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	149,793		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	181,806		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	250,144		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	171,135		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	157,263		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	173,091		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	331,197		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	203,147		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	67,481		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	139,122		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	171,135		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	149,793		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	96,439		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	75,097		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	183,557		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	160,464		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	111,214		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	192,476		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	117,781		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	320,526		10/16/03	300
Gray	TN	191,151	355,563	None	None	191,151	355,563	546,714	58,666		11/29/07	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	295,717		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	165,799		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	313,340		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	58,024		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	183,557		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	203,147		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Kingsport	TN	155,603	289,545	None	None	155,603	289,545	445,148	47,773		11/29/07	300
Kingsport	TN	310,303	576,845	None	None	310,303	576,845	887,148	95,178		11/29/07	300
La Vergne	TN	577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	352,539		10/16/03	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	425,750		08/25/95	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	162,671		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	172,156		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	195,432		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	165,752		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	242,555		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	335,466		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	285,654		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	183,557		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	304,446		10/16/03	300
Ocoee	TN	119,792	223,713	(11,239)	None	108,553	223,713	332,266	73,446		10/16/03	300
Ooltewah	TN	700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	390,110		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	143,226		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	64,426		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	213,818		10/16/03	300
Roan Mountain	TN	286,303	532,274	None	None	286,303	532,274	818,577	87,824		11/29/07	300
Shelbyville	TN	320,229	595,953	None	None	320,229	595,953	916,182	195,665		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	260,444		10/16/03	300
Smyrna	TN	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	247,657		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	181,803		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	213,818		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	149,793		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	75,097		10/16/03	300
Sweetwater	TN	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	293,926		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	81,500		10/16/03	300
Abingdon	VA	57,847	107,997	None	None	57,847	107,997	165,844	17,818		11/29/07	300
Big Stone Gap	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	161,675		11/29/07	300
Bristol	VA	213,369	396,824	None	None	213,369	396,824	610,193	65,474		11/29/07	300
Bristol	VA	268,303	498,845	None	None	268,303	498,845	767,148	82,308		11/29/07	300
Bristol	VA	171,156	318,428	None	None	171,156	318,428	489,584	52,539		11/29/07	300
Castlewood	VA	387,303	720,307	None	None	387,303	720,307	1,107,610	118,849		11/29/07	300
Cedar Bluff	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	151,024		11/29/07	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	184,629		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	102,093		08/18/05	300
Clintwood	VA	378,553	703,610	None	None	378,553	703,610	1,082,163	116,094		11/29/07	300
Coeburn	VA	168,934	314,764	None	None	168,934	314,764	483,698	51,935		11/29/07	300
Coeburn	VA	312,303	581,021	None	None	312,303	581,021	893,324	95,867		11/29/07	300
Coeburn	VA	282,303	525,307	None	None	282,303	525,307	807,610	86,674		11/29/07	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	45,757		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	79,938		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	45,317		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	141,891		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	220,243		08/18/05	300
Gate City	VA	422,303	784,845	None	None	422,303	784,845	1,207,148	129,498		11/29/07	300
Glen Allen	VA	700,000	440,965	None	17	700,000	440,982	1,140,982	241,792		04/17/98	300
Hampton	VA	433,985	459,108	None	300	433,985	459,408	893,393	251,960		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	210,482		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Honaker	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	151,024		11/29/07	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	131,394		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	45,254		03/19/03	300
Midlothian	VA	325,000	302,872	None	153	325,000	303,025	628,025	174,131		08/21/97	300
Newport News	VA	490,616	605,304	None	300	490,616	605,604	1,096,220	302,792	01/20/00	04/17/98	300
Norton	VA	157,826	293,688	None	None	157,826	293,688	451,514	48,457		11/29/07	300
Norton	VA	457,303	849,860	None	None	457,303	849,860	1,307,163	140,225		11/29/07	300
Norton	VA	222,256	413,344	None	None	222,256	413,344	635,600	68,200		11/29/07	300
Pound	VA	256,170	476,327	None	None	256,170	476,327	732,497	78,592		11/29/07	300
Pound	VA	276,303	513,717	None	None	276,303	513,717	790,020	84,762		11/29/07	300
Richlands	VA	140,051	261,125	None	None	140,051	261,125	401,176	43,084		11/29/07	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,262,339		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	158,599		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	175,128		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	114,164		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	255,927		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	186,153		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	171,929		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	148,250		03/19/03	300
Richmond	VA	700,000	400,740	None	300	700,000	401,040	1,101,040	219,958		04/17/98	300
Richmond	VA	400,000	250,875	None	300	400,000	251,175	651,175	137,780		04/17/98	300
Richmond	VA	1,000,000	740	None	300	1,000,000	1,040	1,001,040	624		04/17/98	300
Richmond	VA	700,000	100,695	None	300	700,000	100,995	800,995	55,434		04/17/98	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	146,718		08/18/05	300
Rosedale	VA	211,147	393,160	None	None	211,147	393,160	604,307	64,870		11/29/07	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	81,765		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	86,073		03/19/03	300
St. Paul	VA	334,803	622,807	None	None	334,803	622,807	957,610	102,762		11/29/07	300
St. Paul	VA	422,303	785,307	None	None	422,303	785,307	1,207,610	129,574		11/29/07	300
Stafford	VA	271,865	601,997	None	167	271,865	602,164	874,029	362,244		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	255,093		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	255,093		08/18/05	300
Tazewell	VA	153,382	285,882	None	None	153,382	285,882	439,264	47,169		11/29/07	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	248,718		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	846,817		06/27/02	300
Warrenton	VA	515,971	649,125	None	161	515,971	649,286	1,165,257	390,597		12/20/96	300
Weber City	VA	369,803	687,345	None	None	369,803	687,345	1,057,148	113,410		11/29/07	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	594,145		06/27/02	300
Wise	VA	334,803	622,360	None	None	334,803	622,360	957,163	102,688		11/29/07	300
Wise	VA	66,733	124,517	None	None	66,733	124,517	191,250	20,544		11/29/07	300
Wise	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	161,675		11/29/07	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	402,347		08/18/05	300
Yorktown	VA	309,435	447,144	None	300	309,435	447,444	756,879	245,395		04/17/98	300
Spokane	WA	66,150	146,921	55,528	7,650	66,150	210,099	276,249	152,095		11/18/87	300
East Troy	WI	578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	88,023		12/28/09	300
Ellsworth	WI	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300
Menomonie	WI	441,256	817,975	1,500	None	441,256	819,475	1,260,731	34,245		12/01/10	300
Menomonie	WI	770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	59,751		12/01/10	300
Menomonie	WI	175,000	323,000	2,000	None	175,000	325,000	500,000	13,675		12/01/10	300
Mondovi	WI	175,000	323,500	1,500	None	175,000	325,000	500,000	13,642		12/01/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Osseo	WI	613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	47,630		12/01/10	300

Crafts and Novelties
Cutler Ridge	FL	743,498	657,485	200,746	154	743,498	858,385	1,601,883	436,203		12/31/98	300
Rockford	IL	159,587	618,398	None	None	159,587	618,398	777,985	374,131		11/26/96	300
Stony Brook	NY	980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	935,772		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	427,983		11/01/02	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	406,905		02/09/05	300
Bakersfield	CA	0	3,501,678	None	None	0	3,501,678	3,501,678	542,759		02/26/08	300
Encinitas	CA	0	3,751,713	None	None	0	3,751,713	3,751,713	581,515		02/26/08	300
Indio	CA	2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	634,960		02/21/08	300
Sacramento	CA	1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	167,890		10/22/10	300
Tracy	CA	2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	741,120		12/20/07	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	452,468		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	380,870		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	884,872		09/30/98	300
Milton	FL	500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	85,758		10/22/10	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	283,385		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	269,774		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	271,176		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	309,179		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	235,553		02/09/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	531,343		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	553,166		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	348,467		02/09/05	300
Maryville	IL	780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	74,240		03/16/11	300
Troy	IL	768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	63,060		03/16/11	300
Salem	IN	0	2,351,296	None	None	0	2,351,296	2,351,296	505,529		08/16/06	300
Elkton	MD	1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	504,143		02/21/08	300
Laurel	MD	0	2,400,696	None	None	0	2,400,696	2,400,696	516,150		08/16/06	300
Portland	ME	2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	630,887		12/20/07	300
Gladwin	MI	1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	393,220		02/21/08	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	492,685		08/16/06	300
Dellwood	MO	766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	77,212		03/16/11	300
St. Louis	MO	744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	72,836		03/16/11	300
Wildwood	MO	681,200	2,649,759	None	None	681,200	2,649,759	3,330,959	83,909		03/16/11	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	762,003		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	715,792		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	634,319		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	624,657		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	736,546		02/09/05	300
Cortland	OH	1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	375,702		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	341,513		04/29/05	300
Mayfield Heights	OH	0	2,703,730	None	None	0	2,703,730	2,703,730	419,077		02/21/08	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	364,664		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	341,404		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	333,079		04/29/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Beaver	PA	1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	485,511		12/20/07	300
Delmont	PA	720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	346,577		02/09/05	300
Gettysburg	PA	0	2,500,750	None	None	0	2,500,750	2,500,750	537,661		08/16/06	300
Girard	PA	0	1,352,590	540,618	None	0	1,893,208	1,893,208	739,087		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	713,186		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	552,811		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	458,389		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	643,925		08/16/06	300
Philadelphia	PA	0	3,803,732	None	None	0	3,803,732	3,803,732	589,577		02/26/08	300
Reading	PA	1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	512,273		02/21/08	300
Saint Marys	PA	1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	499,615		12/20/07	300
Slippery Rock	PA	0	1,295,495	606,566	None	0	1,902,061	1,902,061	734,901		02/09/05	300
West Norriton	PA	0	3,603,611	None	None	0	3,603,611	3,603,611	558,558		02/21/08	300
Wexford	PA	2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	403,942		02/21/08	300
Yeadon	PA	0	3,253,285	None	None	0	3,253,285	3,253,285	525,948		12/20/07	300
Fredericksburg	VA	0	2,901,815	None	None	0	2,901,815	2,901,815	449,780		02/21/08	300
Buckhannon	WV	1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	494,323		02/21/08	300

Education
Peoria	AZ	281,750	625,779	69,854	32,404	281,750	728,037	1,009,787	638,053		03/30/88	300
Corona	CA	144,856	671,584	None	26,846	144,856	698,430	843,286	672,662		12/19/84	300
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	615,909	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	1,846,215		03/04/98	300
Beaverton	OR	135,148	626,647	None	13,521	135,148	640,168	775,316	626,902		12/17/86	300
Arlington	TX	195,650	387,355	851	2,816	195,650	391,022	586,672	322,145		02/07/91	300
Austin	TX	238,000	528,604	90,133	24,911	238,000	643,648	881,648	507,163		04/06/89	300
Coppell	TX	208,641	463,398	28,600	8,317	208,641	500,315	708,956	457,069		12/11/87	300
Mesquite	TX	1,049,287	1,949,085	164,665	64,012	1,049,287	2,177,762	3,227,049	863,663		03/28/02	300
Missouri City	TX	221,025	437,593	2,202	128	221,025	439,923	660,948	367,180		12/13/90	300
Southlake	TX	228,279	511,750	None	25,453	228,279	537,203	765,482	413,220		03/10/93	300
Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	1,396,717		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,551,980	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	550,329	08/22/00	11/08/99	300

Entertainment
Riverside	CA	7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	47		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	11		03/31/99	300
Dania	FL	8,272,080	1,713	None	36	8,272,080	1,749	8,273,829	874		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	309		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	309		06/29/01	300
Greensboro	NC	4,000,000	463	None	None	4,000,000	463	4,000,463	167		07/05/02	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	371		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	371		07/23/99	300

Equipment Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	427,169		07/03/03	300
Elko	NV	1,401,115	10,342,501	None	None	1,401,115	10,342,501	11,743,616	327,513		03/15/11	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	635,182		07/03/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Financial Services
Phoenix	AZ	245,137	456,324	None	None	245,137	456,324	701,461	70,730		02/01/08	300
Canon City	CO	66,500	147,699	None	None	66,500	147,699	214,199	142,359		11/12/87	300
Colorado Springs	CO	313,250	695,730	40,500	None	313,250	736,230	1,049,480	731,146		03/10/87	300
Clearwater	FL	476,179	725,023	10,154	224	476,179	735,401	1,211,580	381,513		12/31/98	300
Orlando	FL	532,556	940,177	None	None	532,556	940,177	1,472,733	205,239	06/09/06	12/15/05	300
Hinesville	GA	172,611	383,376	23,850	17,822	172,611	425,048	597,659	381,437		12/22/87	300
Couer D'Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	357,782		09/21/87	300
Blue Springs	MO	222,569	494,333	None	None	222,569	494,333	716,902	441,939		07/31/89	300
Albuquerque	NM	80,500	178,794	8,003	299	80,500	187,096	267,596	176,343		10/29/87	300
Santa Fe	NM	70,000	155,473	None	295	70,000	155,768	225,768	150,677		10/29/87	300
Dublin	OH	2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	539,730		03/31/11	300
Pasadena	TX	385,199	716,468	None	None	385,199	716,468	1,101,667	111,053		02/01/08	300
Madison	WI	154,375	287,794	None	None	154,375	287,794	442,169	44,608		02/01/08	300
Milwaukee	WI	265,985	495,071	None	None	265,985	495,071	761,056	76,736		02/01/08	300

Food Processing
St. Louis	MO	3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	599,974		07/13/11	300
Weldon Springs	MO	3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	391,781		04/01/11	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	129,259		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	303,707		12/23/98	300
Groveland	FL	101,782	189,258	None	189	101,782	189,447	291,229	96,966		03/31/99	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	183,602		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	270,300		12/23/98	300
Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	140,156		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	177,108		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	291,785		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	289,017		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	274,102		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	302,186		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	302,567		12/23/98	300
Independence	MO	210,643	467,844	None	None	210,643	467,844	678,487	418,258		07/31/89	300
Kansas City	MO	210,070	466,571	None	146	210,070	466,717	676,787	439,899		05/13/88	300
Kansas City	MO	168,350	373,910	None	146	168,350	374,056	542,406	352,560		05/26/88	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	174,087		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	295,066		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	151,598		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	160,024		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	321,492		12/23/98	300
Milwaukie	OR	180,250	400,336	49,088	23,867	180,250	473,291	653,541	423,927		08/06/87	300
Memphis	TN	197,708	507,647	17,670	23,118	197,708	548,435	746,143	284,647		09/30/98	300
Amarillo	TX	140,000	419,734	None	173	140,000	419,907	559,907	389,822		09/12/88	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	101,624		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	263,599		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	88,815		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	733,836		02/03/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	170,406		05/25/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Winnsboro	TX	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	266,496	10/19/06	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	163,085		05/25/06	300
Puyallup	WA	173,250	384,795	None	22,814	173,250	407,609	580,859	383,332		09/15/87	300
Redmond	WA	196,000	435,317	42,356	29,173	196,000	506,846	702,846	439,617		09/17/87	300
Tacoma	WA	189,000	419,777	None	19,146	189,000	438,923	627,923	417,407		08/25/87	300

Grocery Stores
Mesa	AZ	807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	2,499		12/21/11	300
Phoenix	AZ	664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	2,058		12/21/11	300
Phoenix	AZ	546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	1,690		12/21/11	300
Yuma	AZ	783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	2,425		12/21/11	300
Buena Park	CA	2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	6,614		12/21/11	300
Burbank	CA	2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	6,790		12/21/11	300
Carson	CA	949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	2,940		12/21/11	300
Chula Vista	CA	1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	3,234		12/21/11	300
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	927,115		09/30/03	300
El Centro	CA	394,903	733,392	None	None	394,903	733,392	1,128,295	1,222		12/21/11	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	733,085		09/30/03	300
Glendale	CA	3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	10,124		12/21/11	300
Hanford	CA	1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	3,821		12/21/11	300
Inglewood	CA	1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	5,144		12/21/11	300
Los Angeles	CA	712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	2,205		12/21/11	300
Los Angeles	CA	1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	4,409		12/21/11	300
Los Angeles	CA	1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	4,880		12/21/11	300
Los Angeles	CA	1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	5,071		12/21/11	300
Los Angeles	CA	1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	6,173		12/21/11	300
Los Angeles	CA	3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	9,630		12/21/11	300
Monrovia	CA	1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	3,527		12/21/11	300
N. Hollywood	CA	4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	12,493		12/21/11	300
Oakland	CA	2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	7,349		12/21/11	300
Pacoima	CA	949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	2,940		12/21/11	300
Pasadena	CA	2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	6,541		12/21/11	300
Redlands	CA	1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	3,674		12/21/11	300
Redondo Beach	CA	1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	4,044		12/21/11	300
Redwood City	CA	1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	5,071		12/21/11	300
Riverside	CA	1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	3,307		12/21/11	300
Sacramento	CA	759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	2,352		12/21/11	300
Sacramento	CA	1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	3,527		12/21/11	300
Salinas	CA	1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	3,234		12/21/11	300
San Diego	CA	1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	5,056		12/21/11	300
Stockton	CA	1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	4,409		12/21/11	300
Thousand Oaks	CA	2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	6,247		12/21/11	300
Boulder	CO	426,675	1,199,508	None	91,455	426,675	1,290,963	1,717,638	1,102,557		01/05/84	180
Brandon	FL	2,570,000	676,996	None	154	2,570,000	677,150	3,247,150	32,738		10/22/10	300
Tampa	FL	2,610,000	5,769,576	1,200	None	2,610,000	5,770,776	8,380,776	279,100		10/22/10	300
Council Bluffs	IA	255,217	117,792	47,188	16,661	255,217	181,641	436,858	113,578		11/26/96	300
Warsaw	IN	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	914,469		02/09/07	300
Reno	NV	456,000	562,344	19,733	30,571	456,000	612,648	1,068,648	555,933		05/26/88	300
Reno	NV	721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	2,233		12/21/11	300
Bartlesville	OK	1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	76,149		10/22/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Norman	OK	1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	91,944		10/22/10	300
Norman	OK	3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	119,646		10/22/10	300
Stillwater	OK	2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	119,567		10/22/10	300
Tulsa	OK	1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	9,860		10/22/10	300
Tulsa	OK	2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	36,424		10/22/10	300
Tulsa	OK	1,850,000	1,785,277	None	None	1,850,000	1,785,277	3,635,277	86,288		10/22/10	300
Tulsa	OK	1,700,000	978,092	None	None	1,700,000	978,092	2,678,092	47,274		10/22/10	300
Tulsa	OK	2,900,000	1,197,386	None	None	2,900,000	1,197,386	4,097,386	57,874		10/22/10	300
Tulsa	OK	3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	168,553		10/22/10	300
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	517,502		09/30/03	300
Pendleton	OR	546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	1,690		12/21/11	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	517,502		09/30/03	300
Rapid City	SD	2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	70,830		10/22/10	300
Richland	WA	1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	5,438		12/21/11	300
Sheboygan	WI	1,513,216	4,427,968	15,220	180	1,513,216	4,443,368	5,956,584	2,199,793	06/03/99	08/24/98	300

Health and Fitness
Wynne	AR	70,000	547,576	30,029	824	70,000	578,429	648,429	308,736	11/10/98	02/24/99	300
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,350,385	06/06/02	06/26/01	300
Phoenix	AZ	2,100,000	3,623,590	None	None	2,100,000	3,623,590	5,723,590	177	In-progress	06/29/11	300
Antioch	CA	5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	116,458		09/21/11	300
Bakersfield	CA	2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	54,820		09/21/11	300
Bakersfield	CA	3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	70,654		09/21/11	300
Ceres	CA	2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	46,491		09/21/11	300
Chula Vista	CA	4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	562,494		03/30/10	300
Diamond Bar	CA	3,038,879	5,383,274	None	882	3,038,879	5,384,156	8,423,035	2,125,251	03/21/00	09/29/98	300
Los Banos	CA	1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	29,864		09/21/11	300
Norco	CA	1,247,243	4,814,516	None	130	1,247,243	4,814,646	6,061,889	1,800,426	12/13/00	06/29/99	300
Stockton	CA	2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	50,276		09/21/11	300
Stockton	CA	1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	34,720		09/21/11	300
Tracy	CA	556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	12,066		09/21/11	300
Tracy	CA	3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	69,960		09/21/11	300
Danbury	CT	643,736	3,621,163	68,366	161	643,736	3,689,690	4,333,426	2,108,925		09/30/97	300
Casselberry	FL	1,979,598	8,256,394	14,554	167,804	1,979,598	8,438,752	10,418,350	3,691,229	12/30/03	05/31/95	300
Hialeah	FL	2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	749,496		03/26/07	300
Miami	FL	3,115,101	5,665,079	None	106	3,115,101	5,665,185	8,780,286	2,056,094	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	827,532	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,223,904	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	1,946,539	12/11/00	10/01/99	300
Sunrise	FL	2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	174,091		10/22/10	300
Alsip	IL	2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	446,540		12/30/09	300
Bolinbrook	IL	3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	1,328,070	10/26/07	01/24/07	300
Glendale Heights	IL	1,213,770	2,255,063	None	None	1,213,770	2,255,063	3,468,833	432,218		03/26/07	300
Waukegan	IL	2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	449,229		12/30/09	300
Carmel	IN	3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	489,125		03/29/10	300
Indianapolis	IN	3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	1,297,593	03/20/07	08/03/06	300
Southport	IN	2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	1,176,015	12/20/07	06/08/07	300
Nottingham	MD	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	1,087,752		03/26/07	300
Roseville	MN	3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	1,380,337	06/05/08	04/18/07	300
East Brunswick	NJ	1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	599,412		02/16/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Yonkers	NY	1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	530,129		03/26/07	300
Beachwood	OH	1,504,354	2,794,305	None	114	1,504,354	2,794,419	4,298,773	544,898		02/16/07	300
Philadelphia	PA	2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	816,801		02/16/07	300
PIttsburgh	PA	4,420,799	5,542,644	None	None	4,420,799	5,542,644	9,963,443	4,188	09/01/11	01/12/11	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	1,262,707	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	1,391,036	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	2,442,517	06/02/00	06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	1,406,079	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	1,424,322	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	1,391,157	12/06/05	04/22/05	300
San Antonio	TX	1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	204,061		07/29/09	300
San Antonio	TX	1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	244,808		07/29/09	300
Kent	WA	4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	619,748		12/21/09	300
Walla Walla	WA	170,100	377,793	6,831	6,711	170,100	391,335	561,435	374,738		08/06/87	300

Home Furnishings
Little Rock	AR	1,079,232	2,594,956	102,839	8,059	1,079,232	2,705,854	3,785,086	1,428,914		07/21/98	300
Osceola	AR	88,759	520,047	4,083	None	88,759	524,130	612,889	283,774		06/30/98	300
Jackson	CA	300,000	390,849	6,775	8,819	300,000	406,443	706,443	373,799		05/17/88	300
Brandon	FL	430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	552,928		06/26/98	300
Ocala	FL	339,690	543,504	None	25,254	339,690	568,758	908,448	341,853		11/26/96	300
Tampa	FL	685,000	885,624	None	218	685,000	885,842	1,570,842	479,812		06/26/98	300
Tampa	FL	494,763	767,737	71,880	233	494,763	839,850	1,334,613	472,417		12/31/98	300
West Palm Beach	FL	347,651	706,081	69,111	233	347,651	775,425	1,123,076	397,976		12/31/98	300
Rome	GA	254,902	486,812	None	499	254,902	487,311	742,213	294,783		11/26/96	300
Davenport	IA	270,000	930,689	None	146	270,000	930,835	1,200,835	504,245		06/26/98	300
Boise	ID	158,400	351,812	None	28	158,400	351,840	510,240	331,615		05/06/88	300
Nampa	ID	183,743	408,101	None	24	183,743	408,125	591,868	384,668		05/06/88	300
Joliet	IL	440,000	910,689	None	244	440,000	910,933	1,350,933	493,402		06/26/98	300
Anderson	IN	180,628	653,162	100,170	15,258	180,628	768,590	949,218	444,939		11/26/96	300
Kansas City	KS	185,955	413,014	31,870	8,629	185,955	453,513	639,468	399,537		05/13/88	300
Wichita	KS	430,000	740,725	None	146	430,000	740,871	1,170,871	401,348		06/26/98	300
Alexandria	LA	400,000	810,608	None	168	400,000	810,776	1,210,776	439,100		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	452,619		06/26/98	300
Shreveport	LA	525,000	725,642	None	73	525,000	725,715	1,250,715	393,056		06/26/98	300
Battle Creek	MI	485,000	895,689	None	209	485,000	895,898	1,380,898	485,266		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	543,414		03/01/99	300
Gulfport	MS	299,464	502,326	49,988	16,923	299,464	569,237	868,701	328,501		11/26/96	300
Hattiesburg	MS	300,000	660,608	None	168	300,000	660,776	960,776	357,850		06/26/98	300
Ridgeland	MS	281,867	769,890	None	211	281,867	770,101	1,051,968	447,937		06/27/97	300
Matthews	NC	768,222	843,401	46,414	38,052	768,222	927,867	1,696,089	465,197		12/31/98	300
Omaha	NE	1,956,296	3,949,402	27,005	81	1,956,296	3,976,488	5,932,784	2,325,142		04/04/97	300
Dayton	OH	401,723	698,872	13,435	11,195	401,723	723,502	1,125,225	385,395		06/29/98	300
Lancaster	OH	250,000	830,689	None	319	250,000	831,008	1,081,008	450,164		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	403,915		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	487,871		06/26/98	300
Pennsdale	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	452,640		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	621,642		06/30/98	300
Columbia	SC	600,000	900,725	None	428	600,000	901,153	1,501,153	488,242		06/26/98	300
Jackson	TN	381,076	857,261	35,685	16,534	381,076	909,480	1,290,556	504,608		09/26/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Jackson	TN	380,000	750,608	None	82	380,000	750,690	1,130,690	406,617		06/26/98	300
Memphis	TN	804,262	1,432,520	35,328	223	804,262	1,468,071	2,272,333	840,310		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	368,665		06/26/98	300
Cedar Park	TX	253,591	827,237	None	3,010	253,591	830,247	1,083,838	491,754		03/26/97	300
Plainview	TX	125,000	734,558	40,000	None	125,000	774,558	899,558	485,670		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	115	323,451	686,020	1,009,471	380,788		12/31/98	300
Webster	TX	283,604	538,002	2,470	354	283,604	540,826	824,430	314,836		06/13/97	300
Pasco	WA	161,700	359,142	56,707	14,444	161,700	430,293	591,993	373,375		08/18/87	300
Eau Claire	WI	260,000	820,689	None	146	260,000	820,835	1,080,835	444,662		06/26/98	300
La Crosse	WI	372,883	877,812	None	146	372,883	877,958	1,250,841	475,603		06/26/98	300

Home Improvement
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	646,260		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	31	902,494	1,676,235	2,578,729	874,418		12/31/98	300
Los Angeles	CA	163,668	304,097	None	78	163,668	304,175	467,843	158,707		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	726,964		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	301,383		12/31/98	300
Pensacola	FL	419,842	1,899,287	91,217	261	419,842	1,990,765	2,410,607	1,193,107		11/26/96	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	334,785		12/31/98	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	465,282		01/06/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	1,632,767		01/06/06	300
Baltimore	MD	171,320	318,882	None	86	171,320	318,968	490,288	166,403		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	385,166		01/06/06	300
Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	356,341		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	30	2,039,436	3,787,787	5,827,223	902,766		01/06/06	300
Columbia	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	478,315		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	350,434		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	655,707		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	629,366		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	218,441		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	572,543		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	671,309		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	153,619		12/31/98	300
Carrollton	TX	201,569	374,342	None	None	201,569	374,342	575,911	120,413		12/05/03	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	703,911		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	596,258		01/06/06	300
Pasadena	TX	147,535	274,521	None	128	147,535	274,649	422,184	143,224		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	352,779		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	356,692		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	658,372		12/22/86	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	353,809		01/29/99	300

Motor Vehicle Dealerships
Robertsdale	AL	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	1,226,360	01/29/07	04/07/06	300
Longmont	CO	2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	2,037,483		08/25/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	206,751		04/07/06	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	623,315		10/25/05	300
Island Lake	IL	2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	1,679,197		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	616,135		12/31/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,143,385		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,263,578		10/01/04	300
Churchville	NY	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	1,281,503	06/06/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	140,004	02/13/06	01/19/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	409,946		09/01/06	300
Woods Village	OR	3,822,277	5,687,110	None	None	3,822,277	5,687,110	9,509,387	1,139,216		09/01/06	300
Myrtle Beach	SC	4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	565,494	07/28/00	03/03/05	300
Austin	TX	2,100,000	3,900,895	None	None	2,100,000	3,900,895	6,000,895	617,640		01/31/08	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	2,105,254	10/28/05	01/25/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	192	1,398,387	3,098,799	4,497,186	1,853,945		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	948,815		09/17/97	300
Casselberry	FL	0	1,277,112	None	None	0	1,277,112	1,277,112	312,885	07/14/05	01/25/05	300
Hutchinson	KS	269,964	1,704,013	52,136	None	269,964	1,756,149	2,026,113	1,010,873		06/25/97	300
Salina	KS	240,423	1,829,837	51,939	None	240,423	1,881,776	2,122,199	1,091,555		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	798,811		01/24/02	300
Helena	MT	564,241	1,503,118	14,233	None	564,241	1,517,351	2,081,592	888,412		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	340	465,557	2,198,174	2,663,731	1,222,035		03/27/98	300
Westbury	NY	3,808,076	2,377,932	7,206	338,968	3,808,076	2,724,106	6,532,182	1,377,366		09/29/97	300
New Philadelphia	OH	726,636	1,650,672	7,960	114	726,636	1,658,746	2,385,382	969,486		05/30/97	300
Edmond	OK	1,390,000	3,009,650	8,201	None	1,390,000	3,017,851	4,407,851	145,552		10/22/10	300

Packaging
Raphine	VA	2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	460,133		06/03/11	300

Paper
Marianna	FL	1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	173,259		05/02/11	300

Pet Supplies and Services
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	765,752	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	717,701	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	603,866	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,134,457	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	662,193		06/12/98	300
Warren	MI	356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	541,346		01/09/98	300
Matthews	NC	610,177	1,394,743	66,945	None	610,177	1,461,688	2,071,865	751,401		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	777,579		09/24/98	300
Albuquerque	NM	684,036	874,914	305,425	21,585	684,036	1,201,924	1,885,960	619,056		12/31/98	300
Franklin	OH	337,572	777,943	41,328	22,715	337,572	841,986	1,179,558	445,873		12/30/97	300
Maineville	OH	173,105	384,468	24,215	12,804	173,105	421,487	594,592	390,041		03/06/87	300
Dickson City	PA	659,790	1,880,722	5,396	161	659,790	1,886,279	2,546,069	1,097,608		06/20/97	300
Mt Pleasant	SC	40,700	180,400	17,385	19,091	40,700	216,876	257,576	198,302		12/22/81	180
Clarksville	TN	290,775	395,870	None	340	290,775	396,210	686,985	239,573		11/26/96	300

Restaurants - casual dining
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	315,954		11/01/06	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	320,511		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	310,286		11/01/06	300
Gadsden	AL	851,124	1,582,332	5,209	108	851,124	1,587,649	2,438,773	324,413		11/01/06	300
Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	309,329		11/01/06	300
Huntsville	AL	826,840	1,537,233	2,855	24	826,840	1,540,112	2,366,952	315,146		11/01/06	300
Sylacauga	AL	801,413	1,490,012	19,613	108	801,413	1,509,733	2,311,146	311,626		11/01/06	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	358,769		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	149	907,534	1,687,757	2,595,291	345,973		11/01/06	300
Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	329,466		11/01/06	300
Glendale	AZ	1,511,430	3,264,231	None	None	1,511,430	3,264,231	4,775,661	661,159	11/06/06	05/16/06	300
Glendale	AZ	624,761	895,976	None	50,952	624,761	946,928	1,571,689	580,686		03/06/96	300
Goodyear	AZ	794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	268,822	02/23/06	04/08/05	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	276,052	09/29/04	04/16/04	300
San Dimas	CA	240,562	445,521	46,026	2,639	240,562	494,186	734,748	468,722		03/12/81	180
Denver	CO	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	316,521	07/29/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	1,731	07/26/06	12/31/02	300
Parker	CO	778,054	1,148,443	None	13,550	778,054	1,161,993	1,940,047	301,431	06/10/05	02/23/05	300
Cromwell	CT	531,861	989,638	None	None	531,861	989,638	1,521,499	159,986		12/19/07	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	114,329		12/19/01	300
East Windsor	CT	0	1,235,134	None	None	0	1,235,134	1,235,134	216,126		08/30/07	300
Manchester	CT	0	1,353,727	None	None	0	1,353,727	1,353,727	236,880		08/30/07	300
New Milford	CT	0	705,127	None	None	0	705,127	705,127	123,375		08/30/07	300
Norwich	CT	644,000	1,198,741	None	None	644,000	1,198,741	1,842,741	209,763		08/30/07	300
Plainville	CT	0	1,452,933	None	None	0	1,452,933	1,452,933	254,241		08/30/07	300
Torrington	CT	504,167	939,051	957	317	504,167	940,325	1,444,492	164,330		08/30/07	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	127,195		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	283,239		12/19/01	300
West Haven	CT	540,663	1,006,829	None	None	540,663	1,006,829	1,547,492	176,178		08/30/07	300
Windsor Locks	CT	844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	275,077		08/30/07	300
Casselberry	FL	403,900	897,075	2,816	223	403,900	900,114	1,304,014	786,699		12/29/89	300
Jacksonville	FL	1,451,180	658,461	25,752	23,207	1,451,180	707,420	2,158,600	159,651	08/04/06	05/09/06	300
Land O' Lakes	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	280,559	10/21/05	03/24/05	300
Melbourne	FL	0	790,083	669	306	0	791,058	791,058	160,931		08/30/07	300
New Port Richey	FL	929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	318,167	11/13/06	08/01/06	300
Orlando	FL	230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/85	300
Orlando	FL	209,800	972,679	None	None	209,800	972,679	1,182,479	972,679		08/15/86	300
Orlando	FL	735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	239,364		08/30/07	300
Orlando	FL	0	790,583	None	278	0	790,861	790,861	138,337		08/30/07	300
Orlando	FL	1,135,310	1,306,940	None	18,336	1,135,310	1,325,276	2,460,586	253,098	01/10/07	06/30/06	300
Americus	GA	709,624	1,319,578	None	24	709,624	1,319,602	2,029,226	270,515		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	315,542		11/01/06	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	363,040		11/01/06	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	325,325		11/01/06	300
Lithonia	GA	89,220	413,647	None	None	89,220	413,647	502,867	413,647		01/04/85	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	315,468		11/01/06	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	274,156		11/01/06	300
Snellville	GA	710,600	1,321,389	64,999	882	710,600	1,387,270	2,097,870	284,723		11/01/06	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	353,068		11/01/06	300
Stone Mountain	GA	215,940	1,001,188	51,876	None	215,940	1,053,064	1,269,004	1,053,064		10/30/86	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	340,901		11/01/06	300
Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	343,625		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	341,788		11/01/06	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	364,605		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	329,495	06/11/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	None	100,000	374,293	474,293	370,532		07/28/83	180
Burlington	IA	653,057	1,214,571	None	284	653,057	1,214,855	1,867,912	249,194		11/01/06	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	313,431		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	320,423		11/01/06	300
Nampa	ID	74,156	343,820	None	127	74,156	343,947	418,103	343,945		12/31/86	300
Alton	IL	225,785	419,315	None	None	225,785	419,315	645,100	387,892		10/18/88	300
Champaign	IL	805,888	1,498,402	None	400	805,888	1,498,802	2,304,690	307,412		11/01/06	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	298,658		11/01/06	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	316,840		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	297,713		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	336,556		11/01/06	300
Oswego	IL	953,394	1,208,677	1,988	32,452	953,394	1,243,117	2,196,511	300,900	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	14,651	24,139	662,460	1,099,367	1,761,827	303,288	10/13/04	06/15/04	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	322,758		11/01/06	300
Swansea	IL	890,625	1,655,743	94,462	11,230	890,625	1,761,435	2,652,060	357,346		11/01/06	300
Waukegan	IL	1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	399,463		12/21/07	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	316,751		11/01/06	300
Elkhart	IN	835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	318,654		11/01/06	300
Marion	IN	685,194	1,274,206	11,792	9,608	685,194	1,295,606	1,980,800	261,587		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	320,526		11/01/06	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	292,438		11/01/06	300
Derby	KS	96,060	445,359	None	196	96,060	445,555	541,615	445,416		10/29/85	300
El Dorado	KS	87,400	405,206	None	None	87,400	405,206	492,606	405,206		04/10/86	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	363,514		11/01/06	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	300,106		11/01/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	305,498		11/01/06	300
Louisville	KY	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	313,297		11/01/06	300
Middlesboro	KY	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	327,657		11/01/06	300
Murray	KY	831,246	1,545,422	None	187	831,246	1,545,609	2,376,855	316,877		11/01/06	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	348,238		11/01/06	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	484,040		11/01/06	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	385,393		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	404,641		11/01/06	300
Jennings	LA	107,120	496,636	None	168	107,120	496,804	603,924	496,659		10/17/85	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	317,542		11/01/06	300
New Iberia	LA	917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	352,292		11/01/06	300
Opelousas	LA	949,157	1,764,908	36,600	20,658	949,157	1,822,166	2,771,323	382,130		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	433,172		11/01/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	374,471		11/01/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	342,457		11/01/06	300
Amesbury	MA	0	790,494	None	None	0	790,494	790,494	230,379		08/30/07	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	278,617		12/19/01	300
Auburn	MA	418,250	779,623	500	None	418,250	780,123	1,198,373	136,633		08/30/07	300
Billerica	MA	398,292	740,107	None	317	398,292	740,424	1,138,716	122,124		11/14/07	300
Chicopee	MA	761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	248,067		08/30/07	300
Chicopee Falls	MA	302,982	565,894	None	317	302,982	566,211	869,193	99,023		08/30/07	300
East Longmeadow	MA	614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	200,205		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Gardner	MA	0	828,564	None	None	0	828,564	828,564	220,663		08/30/07	300
Great Barrington	MA	422,625	788,089	None	None	422,625	788,089	1,210,714	137,898		08/30/07	300
Greenfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	248,006		08/30/07	300
Greenfield	MA	389,436	726,452	None	145	389,436	726,597	1,116,033	127,114		08/30/07	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	112,948		12/19/01	300
Haverhill	MA	568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	185,275		08/30/07	300
Holyoke	MA	577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	188,287		08/30/07	300
Hyannis	MA	687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	224,117		08/30/07	300
Lee	MA	540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	176,210		08/30/07	300
North Adams	MA	377,300	703,914	None	None	377,300	703,914	1,081,214	123,168		08/30/07	300
Norwood	MA	840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	273,669		08/30/07	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	240,388		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	89,405		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	381,590		12/19/01	300
Quincy	MA	289,121	539,719	None	317	289,121	540,036	829,157	94,443		08/30/07	300
Raynham	MA	761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	248,007		08/30/07	300
Sagamore Beach	MA	620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	202,109		08/30/07	300
Saugus	MA	0	737,971	None	None	0	737,971	737,971	180,926		08/30/07	300
Seekonk	MA	614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	200,230		08/30/07	300
South Dartmouth	MA	379,217	707,492	None	None	379,217	707,492	1,086,709	123,794		08/30/07	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	347,670		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	384,973		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	77,005		12/19/01	300
Sudbury	MA	0	633,843	None	None	0	633,843	633,843	148,456		08/30/07	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	196,293		12/19/01	300
Tewksbury	MA	392,079	730,927	None	None	392,079	730,927	1,123,006	127,895		08/30/07	300
Ware	MA	220,457	412,133	500	317	220,457	412,950	633,407	72,332		08/30/07	300
West Springfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	248,006		08/30/07	300
West Springfield	MA	243,556	455,532	None	317	243,556	455,849	699,405	79,710		08/30/07	300
Wilbraham	MA	9,626,112	17,877,779	2,500	None	9,626,112	17,880,279	27,506,391	3,129,678		08/30/07	300
Wollaston	MA	411,366	766,745	None	None	411,366	766,745	1,178,111	134,163		08/30/07	300
Worcester	MA	578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	188,532		08/30/07	300
Waterville	ME	0	717,653	None	None	0	717,653	717,653	125,567		08/30/07	300
Windham	ME	0	831,301	1,000	None	0	832,301	832,301	145,889		08/30/07	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	308,906		11/01/06	300
Flint	MI	827,853	0	None	None	827,853	-	827,853	-		04/13/95	300
Flint	MI	885,144	1,645,531	None	134	885,144	1,645,665	2,530,809	337,373		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	332,913		11/01/06	300
Saginaw	MI	766,531	1,425,263	2,030	None	766,531	1,427,293	2,193,824	292,203		11/01/06	300
Taylor	MI	847,070	1,574,821	2,030	24	847,070	1,576,875	2,423,945	322,865		11/01/06	300
Westland	MI	869,530	1,616,568	None	134	869,530	1,616,702	2,486,232	331,436		11/01/06	300
Roseville	MN	281,600	1,305,560	None	None	281,600	1,305,560	1,587,160	1,305,560		12/18/84	300
Belton	MO	89,328	418,187	22,270	30	89,328	440,487	529,815	440,460		12/18/84	300
Bridgeton	MO	743,559	1,585,207	109,755	21,922	743,559	1,716,884	2,460,443	324,790		11/01/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	284,324		11/01/06	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	297,611		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	308,188		11/01/06	300
Fulton	MO	210,199	466,861	13,395	475	210,199	480,731	690,930	460,919		07/30/87	300
Hazelwood	MO	157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	271,827		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	165,242		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	295,117		11/01/06	300
Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	276,965		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	544,259		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	721	696,604	1,296,101	1,992,705	265,945		11/01/06	300
St. Charles	MO	175,413	809,791	None	47	175,413	809,838	985,251	809,831		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,022	695,121	1,002,900	1,698,021	642,941	12/22/95	03/16/95	300
St. Joseph	MO	775,660	1,785,308	None	None	775,660	1,785,308	2,560,968	365,987		11/01/06	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	283,656		11/01/06	300
Sullivan	MO	85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	359,466		12/27/84	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	274,691		11/01/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	330,465		11/01/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	326,377		11/01/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	297,012		11/01/06	300
Meridian	MS	0	2,481,172	None	None	0	2,481,172	2,481,172	501,408		11/01/06	300
Vicksburg	MS	698,189	1,298,881	68,650	17,663	698,189	1,385,194	2,083,383	287,529		11/01/06	300
Albemarle	NC	721,392	1,341,825	None	223	721,392	1,342,048	2,063,440	275,240		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	319,551		11/01/06	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	332,496		11/01/06	300
Goldsboro	NC	811,502	1,509,029	71,629	16,442	811,502	1,597,100	2,408,602	322,183		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	6,380	836,896	1,562,714	2,399,610	319,434		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	187	834,223	1,551,413	2,385,636	318,066		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	296,401		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	350,504		11/01/06	300
Bellevue	NE	656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	247,301	09/20/05	02/24/05	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	260,048	05/05/05	12/21/04	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	238,477	03/09/05	01/12/05	300
Concord	NH	577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	188,218		08/30/07	300
Concord	NH	849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	276,688		08/30/07	300
Dover	NH	687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	224,049		08/30/07	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	124,704		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	187,815		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	195,480		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	243,818		12/19/01	300
Portsmouth	NH	391,650	730,167	None	334	391,650	730,501	1,122,151	127,771		08/30/07	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	279,466		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	104,632		12/19/01	300
Clark	NJ	541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	176,573		08/30/07	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	210,930		12/19/01	300
Hazlet	NJ	614,417	1,143,885	None	None	614,417	1,143,885	1,758,302	200,163		08/30/07	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	81,981		12/19/01	300
Middletown	NJ	0	640,403	None	None	0	640,403	640,403	181,563		08/30/07	300
Moorestown	NJ	294,708	550,139	None	4	294,708	550,143	844,851	96,257		08/30/07	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	75,561		12/19/01	300
Mt. Holly	NJ	0	1,092,178	None	None	0	1,092,178	1,092,178	176,566		12/17/07	300
Passaic	NJ	328,284	612,517	2,300	None	328,284	614,817	943,101	107,183		08/30/07	300
Pompton Plains	NJ	455,700	849,125	None	None	455,700	849,125	1,304,825	148,580		08/30/07	300
Toms River	NJ	826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	269,073		08/30/07	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	224,500	06/21/05	01/19/05	300
Albany	NY	457,538	852,510	None	145	457,538	852,655	1,310,193	149,175		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	284,306		12/19/01	300
Clifton Park	NY	1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	338,800		08/30/07	300
Delmar	NY	316,382	590,387	None	145	316,382	590,532	906,914	103,303		08/30/07	300
East Greenbush	NY	623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	203,051		08/30/07	300
Kingston	NY	430,667	802,583	None	None	430,667	802,583	1,233,250	140,435		08/30/07	300
Latham	NY	651,167	1,212,133	None	None	651,167	1,212,133	1,863,300	212,106		08/30/07	300
Middletown	NY	242,459	796,905	None	151	242,459	797,056	1,039,515	320,187		12/19/01	300
New Hartford	NY	226,041	422,563	None	None	226,041	422,563	648,604	73,931		08/30/07	300
Plattsburgh	NY	977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	318,005		08/30/07	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	103,872		08/30/07	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	103,872		08/30/07	300
Akron	OH	723,347	17	10,940	44,667	723,347	55,624	778,971	36,847		12/22/94	300
Beavercreek	OH	229,445	428,857	None	None	229,445	428,857	658,302	75,033		08/30/07	300
Defiance	OH	71,273	135,109	None	358	71,273	135,467	206,740	23,810		08/30/07	300
Elyria	OH	79,545	150,491	None	None	79,545	150,491	230,036	26,318		08/30/07	300
Marion	OH	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	281,947		11/01/06	300
Maumee	OH	296,970	555,134	None	None	296,970	555,134	852,104	97,128		08/30/07	300
Mt. Vernon	OH	147,212	276,407	None	None	147,212	276,407	423,619	48,353		08/30/07	300
Mt. Vernon	OH	726,626	1,351,151	None	399	726,626	1,351,550	2,078,176	277,226		11/01/06	300
North Canton	OH	487,879	908,806	None	None	487,879	908,806	1,396,685	159,024		08/30/07	300
Parma Heights	OH	275,758	514,866	None	None	275,758	514,866	790,624	90,084		08/30/07	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	314,160		11/01/06	300
Sandusky	OH	128,158	240,761	None	None	128,158	240,761	368,919	42,116		08/30/07	300
Stow	OH	317,546	712,455	None	114	317,546	712,569	1,030,115	684,116		12/31/87	300
Troy	OH	255,353	476,973	None	None	255,353	476,973	732,326	83,453		08/30/07	300
Vandalia	OH	145,833	273,579	None	None	145,833	273,579	419,412	47,859		08/30/07	300
Westlake	OH	169,697	317,897	None	None	169,697	317,897	487,594	55,615		08/30/07	300
Wooster	OH	763,642	1,419,901	None	399	763,642	1,420,300	2,183,942	291,319		11/01/06	300
Norman	OK	734,335	335,097	None	78,164	734,335	413,261	1,147,596	105,222	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	0	None	None	759,826	-	759,826	-		07/06/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	173	1,165,405	2,166,162	3,331,567	444,139		11/01/06	300
Tulsa	OK	490,000	910,004	None	173	490,000	910,177	1,400,177	216,997		01/24/06	300
Tulsa	OK	360,500	669,605	None	173	360,500	669,778	1,030,278	150,774		05/10/06	300
Tulsa	OK	1,021,904	1,899,486	None	173	1,021,904	1,899,659	2,921,563	389,506		11/01/06	300
Hermiston	OR	85,560	396,675	18,088	266	85,560	415,029	500,589	406,003		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	5	175,899	815,513	991,412	815,510		05/16/84	300
Feasterville	PA	236,303	441,673	None	None	236,303	441,673	677,976	77,276		08/30/07	300
Gap	PA	0	1,012,812	1,000	None	0	1,013,812	1,013,812	177,653		08/30/07	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	325,218		12/19/01	300
Harrisburg	PA	577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	188,219		08/30/07	300
Horsham	PA	554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	180,644		08/30/07	300
Indiana	PA	828,653	1,540,630	None	439	828,653	1,541,069	2,369,722	316,106		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	166,272		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	185,080		12/19/01	300
Lebanon	PA	0	1,292,172	None	None	0	1,292,172	1,292,172	262,881		08/30/07	300
Philadelphia	PA	503,556	937,999	None	None	503,556	937,999	1,441,555	164,133		08/30/07	300
Cranston	RI	0	790,899	None	None	0	790,899	790,899	216,105		08/30/07	300
North Providence	RI	0	790,921	None	None	0	790,921	790,921	199,504		08/30/07	300
Pawtucket	RI	0	457,462	None	None	0	457,462	457,462	104,326		08/30/07	300
Gaffney	SC	727,738	1,353,238	19,998	29,532	727,738	1,402,768	2,130,506	300,575		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lancaster	SC	778,616	1,448,099	3,546	24	778,616	1,451,669	2,230,285	296,876		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	462	826,216	1,536,961	2,363,177	315,236		11/01/06	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	315,419		11/01/06	300
Chattanooga	TN	933,003	1,734,392	158,902	19,980	933,003	1,913,274	2,846,277	373,170		11/01/06	300
Dyersburg	TN	695,135	1,292,644	90,256	25,739	695,135	1,408,639	2,103,774	301,754		11/01/06	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	356,956		11/01/06	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	335,847		11/01/06	300
Kingsport	TN	786,332	1,462,055	107,280	10,878	786,332	1,580,213	2,366,545	321,397		11/01/06	300
McMinnville	TN	703,355	1,307,903	8,476	6,045	703,355	1,322,424	2,025,779	274,505		11/01/06	300
Memphis	TN	405,274	1,060,680	None	None	405,274	1,060,680	1,465,954	698,281	06/30/95	03/17/95	300
Memphis	TN	871,951	1,621,017	66,136	22,161	871,951	1,709,314	2,581,265	352,777		11/01/06	300
Newport	TN	640,841	1,191,858	15,271	20,171	640,841	1,227,300	1,868,141	256,042		11/01/06	300
Amarillo	TX	763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	247,706	09/12/08	03/03/08	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	400,164		11/01/06	300
Austin	TX	976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	293,410	10/23/06	06/19/06	300
Austin	TX	699,395	1,167,223	None	33,872	699,395	1,201,095	1,900,490	283,312	02/15/06	09/15/05	300
Bedford	TX	919,303	98,231	23,966	95	919,303	122,292	1,041,595	98,407		12/27/94	300
Cedar Park	TX	634,489	1,472,504	None	28,762	634,489	1,501,266	2,135,755	333,018	06/19/06	01/13/06	300
Crockett	TX	90,780	420,880	22,638	1,971	90,780	445,489	536,269	429,188		12/17/85	300
Dallas	TX	742,507	0	13,316	447	742,507	13,763	756,270	2,996		04/13/95	300
El Campo	TX	98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/85	300
Georgetown	TX	870,981	1,177,824	168,185	34,110	870,981	1,380,119	2,251,100	300,689	06/02/06	01/13/06	300
Greenville	TX	909,311	1,690,848	34,606	28,728	909,311	1,754,182	2,663,493	366,072		11/01/06	300
Harker Heights	TX	943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	241,938	08/28/08	03/20/08	300
Hillsboro	TX	75,992	352,316	78,212	14,563	75,992	445,091	521,083	382,478		08/01/84	300
Houston	TX	989,152	1,838,713	None	469	989,152	1,839,182	2,828,334	377,079		11/01/06	300
Houston	TX	1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	1,463,602		09/05/97	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	765		02/05/03	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	505,776		11/01/06	300
Live Oak	TX	727,956	1,214,835	181,920	33,148	727,956	1,429,903	2,157,859	344,855	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	469,421		11/01/06	300
Lufkin	TX	105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/08/85	300
Mesquite	TX	134,940	625,612	None	None	134,940	625,612	760,552	625,612		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,268	None	20,312	984,909	1,851,580	2,836,489	375,774		11/01/06	300
Mexia	TX	93,620	434,046	50,273	11,861	93,620	496,180	589,800	437,776		12/18/85	300
New Braunfels	TX	860,262	1,169,016	250,000	56,862	860,262	1,475,878	2,336,140	345,975	02/14/06	10/12/05	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	314,550		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	292	03/12/03	06/27/02	300
San Antonio	TX	690,443	1,109,136	None	40,933	690,443	1,150,069	1,840,512	279,829	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,227,220	None	45,378	835,586	1,272,598	2,108,184	270,361	09/14/06	05/09/06	300
San Antonio	TX	835,431	1,185,257	None	49,931	835,431	1,235,188	2,070,619	298,223	12/02/05	06/24/05	300
Temple	TX	797,574	1,193,813	1,350	19,714	797,574	1,214,877	2,012,451	264,336	09/14/06	04/07/06	300
Waxahachie	TX	1,035,794	1,925,746	None	83	1,035,794	1,925,829	2,961,623	394,779		11/01/06	300
Waxahachie	TX	326,935	726,137	None	8,433	326,935	734,570	1,061,505	705,242		12/29/87	300
Sandy	UT	635,945	884,792	None	286	635,945	885,078	1,521,023	567,939		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	322,208		11/01/06	300
Chester	VA	541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	176,518		08/30/07	300
Danville	VA	751,055	1,396,772	66,062	18,690	751,055	1,481,524	2,232,579	294,215		11/01/06	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	317,578		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Midlothian	VA	421,479	785,639	None	145	421,479	785,784	1,207,263	137,472		08/30/07	300
Richmond	VA	326,265	608,812	None	145	326,265	608,957	935,222	106,527		08/30/07	300
Richmond	VA	385,000	717,891	None	145	385,000	718,036	1,103,036	125,616		08/30/07	300
Staunton	VA	867,684	1,613,368	17,107	39,801	867,684	1,670,276	2,537,960	360,389		11/01/06	300
Suffolk	VA	816,986	1,519,214	None	153	816,986	1,519,367	2,336,353	311,464		11/01/06	300
Williamsburg	VA	651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	212,118		08/30/07	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	270,541		12/19/01	300
Brattleboro	VT	0	738,115	None	None	0	738,115	738,115	191,699		08/30/07	300
Rutland	VT	812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	264,440		08/30/07	300
Williston	VT	0	1,197,659	None	None	0	1,197,659	1,197,659	260,820		08/30/07	300
Tacoma	WA	198,857	921,947	51,224	122	198,857	973,293	1,172,150	941,806		05/29/84	300
Sturgeon Bay	WI	214,865	477,221	34,385	243	214,865	511,849	726,714	470,949		12/01/87	300
Parkersburg	WV	722,732	1,343,920	2,107	16,667	722,732	1,362,694	2,085,426	275,784		11/01/06	300
Laramie	WY	210,000	466,417	3,195	72	210,000	469,684	679,684	404,215		03/12/90	300

Restaurants - quick service
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	131,804		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	99,261		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	209,833		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	58,608		09/14/06	300
Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	67,824		09/14/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	52,884		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	177,365		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	193,791		08/31/01	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	58,606		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	233,643		08/31/01	300
Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	95,245		09/14/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	307,333		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	88,925		09/14/06	300
Haleyville	AL	262,500	488,357	None	None	262,500	488,357	750,857	78,950		12/21/07	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	84,241		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	193,879		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	110,665		09/14/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	67,316		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	112,596		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	56,528		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	57,122		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	147,245		10/12/06	300
Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	62,246		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	99,998		09/14/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	99,273		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	62,585		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	96,405		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	290,738		08/31/01	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	222,728		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	105,225		09/14/06	300
Jonesboro	AR	173,984	323,371	None	None	173,984	323,371	497,355	53,356		11/16/07	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	244,583		08/31/01	300
Little Rock	AR	216,570	402,459	None	None	216,570	402,459	619,029	66,406		11/16/07	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	86,484		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

North Little Rock	AR	376,320	699,138	None	None	376,320	699,138	1,075,458	115,358		11/16/07	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	93,331		10/12/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	199,326		11/20/97	300
Glendale	AZ	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	240,823		08/28/07	300
Phoenix	AZ	704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	228,898		08/28/07	300
Phoenix	AZ	766,680	1,424,378	None	None	766,680	1,424,378	2,191,058	249,264		08/28/07	300
Phoenix	AZ	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	264,585		08/28/07	300
Tempe	AZ	525,463	976,404	None	None	525,463	976,404	1,501,867	170,869		08/28/07	300
Tucson	AZ	463,231	860,982	None	None	463,231	860,982	1,324,213	150,670		08/28/07	300
Tucson	AZ	496,194	922,053	None	None	496,194	922,053	1,418,247	161,357		08/28/07	300
Tucson	AZ	107,393	500,154	None	61	107,393	500,215	607,608	498,366		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	295,196		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	366,961		09/24/98	300
Fresno	CA	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	182,641		08/28/07	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	437,694		09/23/98	300
Rancho Cucamonga	CA	95,192	441,334	None	5	95,192	441,339	536,531	441,335		12/20/85	300
Riverside	CA	90,000	170,394	135,301	None	90,000	305,695	395,695	224,742		12/09/76	300
Sacramento	CA	386,793	417,290	None	127	386,793	417,417	804,210	224,766		07/31/98	300
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	288,558	537,322	None	None	288,558	537,322	825,880	94,027		08/28/07	300
Aurora	CO	210,000	540,346	None	None	210,000	540,346	750,346	8,105		08/29/11	300
Broomfield	CO	444,277	0	None	None	444,277	-	444,277	-		08/29/11	300
Brush	CO	90,000	220,976	None	None	90,000	220,976	310,976	3,315		08/29/11	300
Colorado Springs	CO	152,000	704,736	None	None	152,000	704,736	856,736	704,736		09/30/86	300
Fort Morgan	CO	80,000	350,452	None	None	80,000	350,452	430,452	5,257		08/29/11	300
Lafayette	CO	450,000	59,281	None	None	450,000	59,281	509,281	889		08/29/11	300
Lakewood	CO	510,000	124,971	None	None	510,000	124,971	634,971	1,875		08/29/11	300
Littleton	CO	700,000	1,301,370	None	None	700,000	1,301,370	2,001,370	227,738		08/28/07	300
Littleton	CO	260,000	508,347	None	None	260,000	508,347	768,347	7,625		08/29/11	300
Littleton	CO	470,000	207,744	None	None	470,000	207,744	677,744	3,116		08/29/11	300
Westminster	CO	261,466	487,102	None	None	261,466	487,102	748,568	85,240		08/28/07	300
Meriden	CT	369,482	687,116	None	None	369,482	687,116	1,056,598	120,243		08/28/07	300
Newark	DE	647,500	1,203,300	None	None	647,500	1,203,300	1,850,800	210,576		08/28/07	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	208,596		08/31/01	300
Clearwater	FL	484,090	899,658	None	None	484,090	899,658	1,383,748	157,438		08/28/07	300
Clearwater	FL	370,000	512,393	None	None	370,000	512,393	882,393	7,686		08/29/11	300
Cutler Bay	FL	962,500	1,788,329	None	None	962,500	1,788,329	2,750,829	312,955		08/28/07	300
Dade City	FL	140,000	387,991	None	None	140,000	387,991	527,991	5,820		08/29/11	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	207,914		08/31/01	300
Dunedin	FL	440,000	100,727	None	None	440,000	100,727	540,727	1,511		08/29/11	300
Jacksonville	FL	150,210	693,445	None	253	150,210	693,698	843,908	693,562		09/13/85	300
Lake Mary	FL	774,043	1,438,165	None	None	774,043	1,438,165	2,212,208	251,676		08/28/07	300
Lake Placid	FL	220,000	206,076	None	None	220,000	206,076	426,076	3,091		08/29/11	300
Lakeland	FL	310,000	519,387	None	None	310,000	519,387	829,387	7,791		08/29/11	300
Lakeland	FL	530,000	556,704	None	None	530,000	556,704	1,086,704	8,351		08/29/11	300
Lakeland	FL	170,000	288,777	None	None	170,000	288,777	458,777	4,332		08/29/11	300
Margate	FL	688,583	1,279,430	None	None	688,583	1,279,430	1,968,013	223,899		08/28/07	300
Miami	FL	962,500	1,788,139	None	None	962,500	1,788,139	2,750,639	312,922		08/28/07	300
Miami Beach	FL	786,510	1,461,294	None	None	786,510	1,461,294	2,247,804	255,725		08/28/07	300
New Port Richey	FL	260,000	579,385	None	None	260,000	579,385	839,385	8,691		08/29/11	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

North Miami Bch.	FL	505,870	940,302	None	None	505,870	940,302	1,446,172	164,550		08/28/07	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	479,713	05/27/99	12/18/98	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	430,002	03/27/00	08/24/99	300
Oviedo	FL	465,993	866,048	None	None	465,993	866,048	1,332,041	151,557		08/28/07	300
Oviedo	FL	456,108	847,515	None	18	456,108	847,533	1,303,641	207,652		11/21/05	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	284,950	02/17/99	12/29/98	300
Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	78,213		10/12/06	300
Pembroke Pines	FL	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	240,958		08/28/07	300
Seffner	FL	200,000	209,679	None	None	200,000	209,679	409,679	3,145		08/29/11	300
St. Petersburg	FL	379,455	705,487	None	None	379,455	705,487	1,084,942	123,458		08/28/07	300
St. Petersburg	FL	370,000	675,403	None	None	370,000	675,403	1,045,403	10,131		08/29/11	300
Tallahassee	FL	385,000	715,857	None	None	385,000	715,857	1,100,857	115,729		12/25/07	300
Tallahassee	FL	175,000	325,857	None	None	175,000	325,857	500,857	52,679		12/25/07	300
Tampa	FL	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	312,922		08/28/07	300
Tampa	FL	700,000	1,300,785	None	None	700,000	1,300,785	2,000,785	227,635		08/28/07	300
Tampa	FL	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	177,329		08/28/07	300
Tampa	FL	470,000	208,666	None	None	470,000	208,666	678,666	3,130		08/29/11	300
Tampa	FL	430,000	589,949	None	None	430,000	589,949	1,019,949	8,849		08/29/11	300
Venice	FL	340,000	28,239	None	None	340,000	28,239	368,239	424		08/29/11	300
Wauchula	FL	260,000	324,525	None	None	260,000	324,525	584,525	4,868		08/29/11	300
Zephyrhills	FL	220,000	662,046	None	None	220,000	662,046	882,046	9,931		08/29/11	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	146,751		12/22/05	300
Buford	GA	400,000	361,957	None	None	400,000	361,957	761,957	5,429		08/29/11	300
Cairo	GA	210,000	390,566	None	None	210,000	390,566	600,566	63,141		12/25/07	300
Cumming	GA	520,000	248,510	None	None	520,000	248,510	768,510	3,728		08/29/11	300
Duluth	GA	536,205	996,521	None	None	536,205	996,521	1,532,726	174,389		08/28/07	300
Garden City	GA	197,225	438,043	32,125	433	197,225	470,601	667,826	409,299		04/20/89	300
Lawrenceville	GA	220,000	384,908	None	None	220,000	384,908	604,908	5,774		08/29/11	300
Lilburn	GA	237,822	442,409	None	None	237,822	442,409	680,231	77,419		08/28/07	300
Lilburn	GA	380,000	338,634	None	None	380,000	338,634	718,634	5,080		08/29/11	300
Loganville	GA	340,000	422,840	None	None	340,000	422,840	762,840	6,343		08/29/11	300
Marietta	GA	423,132	786,530	None	None	423,132	786,530	1,209,662	137,641		08/28/07	300
Norcross	GA	310,000	286,762	None	None	310,000	286,762	596,762	4,301		08/29/11	300
Oakwood	GA	440,000	100,481	None	None	440,000	100,481	540,481	1,507		08/29/11	300
Roswell	GA	310,767	578,088	None	None	310,767	578,088	888,855	101,162		08/28/07	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	134,867		12/22/05	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	225,697		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	100,427		12/22/05	300
Winder	GA	230,000	429,116	None	None	230,000	429,116	659,116	6,437		08/29/11	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	93,759		12/22/05	300
Cedar Falls	IA	187,250	349,057	None	None	187,250	349,057	536,307	56,427		12/21/07	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	56,357		12/22/05	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	152,945		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	38,031		12/22/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	155,728		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	115,238		02/28/06	300
Boise	ID	190,894	824,305	None	283	190,894	824,588	1,015,482	407,744		05/17/88	300
Boise	ID	161,352	735,104	None	283	161,352	735,387	896,739	317,104		10/07/88	300
Rexburg	ID	90,760	420,787	14,890	None	90,760	435,677	526,437	420,828		11/25/85	300
Bethalto	IL	180,000	166,596	None	None	180,000	166,596	346,596	2,499		08/29/11	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Buffalo Grove	IL	306,250	569,693	None	None	306,250	569,693	875,943	99,694		08/28/07	300
Cahokia	IL	70,000	613,995	None	None	70,000	613,995	683,995	9,210		08/29/11	300
Carlyle	IL	80,000	428,860	None	None	80,000	428,860	508,860	6,433		08/29/11	300
Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	101,637		12/22/05	300
Countryside	IL	301,000	559,824	None	None	301,000	559,824	860,824	97,965		08/28/07	300
Edwardsville	IL	360,000	328,978	None	None	360,000	328,978	688,978	4,935		08/29/11	300
Elgin	IL	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	227,663		08/28/07	300
Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	300,694		11/21/05	300
Godfrey	IL	200,000	282,701	None	None	200,000	282,701	482,701	4,241		08/29/11	300
Gurnee	IL	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	239,004		08/28/07	300
Highland	IL	130,000	454,866	None	None	130,000	454,866	584,866	6,823		08/29/11	300
Jerseyville	IL	150,000	420,481	None	None	150,000	420,481	570,481	6,307		08/29/11	300
Joliet	IL	280,903	522,424	None	None	280,903	522,424	803,327	91,422		08/28/07	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	159,342		08/31/01	300
Litchfield	IL	130,000	363,760	None	None	130,000	363,760	493,760	5,456		08/29/11	300
Mascoutah	IL	80,000	435,792	None	None	80,000	435,792	515,792	6,537		08/29/11	300
Red Bud	IL	180,000	251,200	None	None	180,000	251,200	431,200	3,768		08/29/11	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	62,365		12/22/05	300
Sparta	IL	240,000	236,571	None	None	240,000	236,571	476,571	3,549		08/29/11	300
Troy	IL	230,000	281,230	None	None	230,000	281,230	511,230	4,218		08/29/11	300
Waukegan	IL	496,908	923,576	None	None	496,908	923,576	1,420,484	161,624		08/28/07	300
Westmont	IL	475,300	883,468	None	None	475,300	883,468	1,358,768	154,605		08/28/07	300
Wood River	IL	180,000	369,377	None	None	180,000	369,377	549,377	5,541		08/29/11	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	225,931		11/21/05	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	61,591		12/22/05	300
Indianapolis	IN	437,500	813,225	None	None	437,500	813,225	1,250,725	142,313		08/28/07	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	58,530		12/22/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	179,670		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	191,476		12/13/05	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	293,213		11/21/05	300
Muncie	IN	136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		03/18/86	300
Muncie	IN	67,156	149,157	13,837	85	67,156	163,079	230,235	145,479		03/30/88	300
Munster	IN	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	182,163		08/28/07	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	72,567		12/22/05	300
South Bend	IN	133,200	617,545	None	134	133,200	617,679	750,879	617,585		04/28/86	300
Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	161,949		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	70,171		12/22/05	300
Westfield	IN	213,341	477,300	None	211	213,341	477,511	690,852	418,331		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	130,177		09/14/06	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	105,981		09/14/06	300
Kansas City	KS	190,000	700,039	None	None	190,000	700,039	890,039	10,501		08/29/11	300
Kansas City	KS	170,000	214,040	None	None	170,000	214,040	384,040	3,211		08/29/11	300
Kansas City	KS	210,000	624,304	None	None	210,000	624,304	834,304	9,365		08/29/11	300
Kansas City	KS	140,000	767,812	None	None	140,000	767,812	907,812	11,517		08/29/11	300
Lawrence	KS	410,000	338,788	None	None	410,000	338,788	748,788	5,082		08/29/11	300
Overland Park	KS	408,578	759,513	None	None	408,578	759,513	1,168,091	132,913		08/28/07	300
Overland Park	KS	754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	245,185		08/28/07	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	125,328		09/14/06	300
Topeka	KS	232,146	431,853	None	None	232,146	431,853	663,999	75,572		08/28/07	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	311,885		11/21/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Hazard	KY	243,836	453,025	None	8	243,836	453,033	696,869	95,891		09/14/06	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	298,161		11/21/05	300
Lexington	KY	122,200	1,400	None	31,682	122,200	33,082	155,282	8,094		12/03/86	300
Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	166,123		09/14/06	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	306,563		11/21/05	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	67,839		09/14/06	300
Deridder	LA	371,127	690,819	None	None	371,127	690,819	1,061,946	125,486		06/22/07	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	64,451		09/14/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	224,882		08/31/01	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	67,054		09/14/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	276,976		08/31/01	300
Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	60,921		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	78,752		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	102,320		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	105,914		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	53,412		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	57,502		09/14/06	300
Fall River	MA	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	312,870		08/28/07	300
Lawrence	MA	910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	295,900		08/28/07	300
Hagerstown	MD	499,396	928,250	None	None	499,396	928,250	1,427,646	162,442		08/28/07	300
Canton	MI	279,923	521,223	None	None	279,923	521,223	801,146	91,212		08/28/07	300
Livonia	MI	350,000	651,446	None	None	350,000	651,446	1,001,446	114,001		08/28/07	300
Affton	MO	120,000	171,955	None	None	120,000	171,955	291,955	2,579		08/29/11	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	182,844		08/31/01	300
Bridgeton	MO	570,000	228,347	None	None	570,000	228,347	798,347	3,425		08/29/11	300
Buffalo	MO	159,346	296,519	None	24	159,346	296,543	455,889	62,781		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	199,335		01/11/06	300
Florissant	MO	290,000	86,396	None	None	290,000	86,396	376,396	1,296		08/29/11	300
Florissant	MO	250,000	239,221	None	None	250,000	239,221	489,221	3,588		08/29/11	300
Grandview	MO	280,000	235,370	None	None	280,000	235,370	515,370	3,531		08/29/11	300
Joplin	MO	301,207	0	None	None	301,207	-	301,207	-		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	110,581		09/14/06	300
Kansas City	MO	315,334	586,423	None	None	315,334	586,423	901,757	102,620		08/28/07	300
Kansas City	MO	230,000	484,010	None	None	230,000	484,010	714,010	7,260		08/29/11	300
Kansas City	MO	200,000	339,994	None	None	200,000	339,994	539,994	5,100		08/29/11	300
Lees Summit	MO	500,000	450,156	None	None	500,000	450,156	950,156	6,752		08/29/11	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	86,485		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	159,651		11/20/97	300
Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	114,430		09/14/06	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	98,939		09/14/06	300
Raymore	MO	460,000	663,580	None	None	460,000	663,580	1,123,580	9,954		08/29/11	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	98,937		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	87,534		10/12/06	300
St. Louis	MO	340,000	88,519	None	None	340,000	88,519	428,519	1,328		08/29/11	300
St. Louis	MO	500,000	184,049	None	None	500,000	184,049	684,049	2,761		08/29/11	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	253,864		08/31/01	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	132,848		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	163,137		09/14/06	300
Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	64,192		09/14/06	300
Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	62,073		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	57,704		12/22/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	52,767		12/22/05	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	112,310		09/14/06	300
Flowood	MS	154,733	287,549	None	168	154,733	287,717	442,450	60,870		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	47,851		12/22/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	184,812		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	95,167		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	240,024		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	69,749		09/14/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	54,246		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	89,259		09/14/06	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	208,668		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	54,775		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	93,589		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	136,229		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	122,460		09/14/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	103,972		09/14/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	113,181		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	150,833		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	219,246		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	130,639		09/14/06	300
Olive Branch	MS	362,276	673,055	None	None	362,276	673,055	1,035,331	111,054		11/16/07	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	64,532		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	115,020		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	227,025		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	115,128		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	112,076		09/14/06	300
Southaven	MS	498,426	925,905	None	None	498,426	925,905	1,424,331	152,774		11/16/07	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	69,004		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	65,637		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	88,870		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	108,507		09/28/06	300
West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	39,504		12/22/05	300
Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	105,430		09/14/06	300
Asheville	NC	264,226	491,419	None	None	264,226	491,419	755,645	85,997		08/28/07	300
Wilkesboro	NC	183,050	406,562	None	139	183,050	406,701	589,751	397,831		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	56,869		12/22/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	272,412		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	67,618		12/22/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	97,539		12/22/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	61,394		12/22/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	69,180		12/22/05	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	196,849		01/11/06	300
Omaha	NE	350,000	650,877	None	None	350,000	650,877	1,000,877	113,901		08/28/07	300
Albuquerque	NM	471,899	876,928	None	None	471,899	876,928	1,348,827	153,461		08/28/07	300
Amherst	NY	412,349	767,082	None	None	412,349	767,082	1,179,431	134,237		08/28/07	300
Buffalo	NY	317,454	591,060	None	None	317,454	591,060	908,514	103,431		08/28/07	300
Watertown	NY	139,199	645,355	8,649	280	139,199	654,284	793,483	647,344		08/18/86	300
Cincinnati	OH	299,187	556,978	None	None	299,187	556,978	856,165	97,448		08/28/07	300
Mentor	OH	394,450	734,205	None	None	394,450	734,205	1,128,655	128,472		08/28/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Parma	OH	473,710	881,038	None	None	473,710	881,038	1,354,748	154,180		08/28/07	300
Toledo	OH	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	206,099		08/28/07	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	65,557		12/22/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	207,254		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	68,897		12/22/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	165,387		08/31/01	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	252,169		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	101,099		12/22/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	228,239		08/31/01	300
Salem	OR	198,540	689,507	None	None	198,540	689,507	888,047	413,389		05/23/89	300
Abington	PA	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	253,022		08/28/07	300
Greensburg	PA	315,000	586,368	None	None	315,000	586,368	901,368	102,611		08/28/07	300
Philadelphia	PA	423,333	787,125	None	None	423,333	787,125	1,210,458	137,745		08/28/07	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	94,754		09/14/06	300
Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	62,743		12/22/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	50,426		12/22/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	88,944		12/22/05	300
Sioux Falls	SD	340,718	633,332	None	None	340,718	633,332	974,050	125,611		01/19/07	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	63,877		12/22/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	88,761		12/22/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	51,973		12/22/05	300
Antioch	TN	244,470	454,016	None	None	244,470	454,016	698,486	94,587		10/02/06	300
Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	59,974		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	223,295		08/31/01	300
Collierville	TN	433,503	805,339	None	None	433,503	805,339	1,238,842	132,881		11/16/07	300
Columbia	TN	410,242	761,878	None	None	410,242	761,878	1,172,120	158,725		10/02/06	300
Germantown	TN	356,774	662,837	None	None	356,774	662,837	1,019,611	109,368		11/16/07	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	61,344		09/14/06	300
Hermitage	TN	341,251	633,753	None	None	341,251	633,753	975,004	132,032		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	56,693		12/22/05	300
Jackson	TN	312,734	581,049	None	None	312,734	581,049	893,783	95,873		11/16/07	300
Manchester	TN	411,504	764,222	None	None	411,504	764,222	1,175,726	159,213		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	68,287		09/14/06	300
McMinnville	TN	442,735	635,260	None	None	442,735	635,260	1,077,995	128,092		12/21/06	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	58,369		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	98,475		10/12/06	300
Memphis	TN	309,358	574,779	None	None	309,358	574,779	884,137	94,839		11/16/07	300
Memphis	TN	374,048	694,918	None	None	374,048	694,918	1,068,966	114,661		11/16/07	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	54,349		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	220,209		08/31/01	300
Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	82,232		12/22/05	300
Murfreesboro	TN	376,568	699,340	None	None	376,568	699,340	1,075,908	145,696		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	143,592		12/21/06	300
Nashville	TN	147,915	274,700	None	None	147,915	274,700	422,615	57,229		10/02/06	300
Nashville	TN	432,494	803,203	None	None	432,494	803,203	1,235,697	167,334		10/02/06	300
Nashville	TN	350,983	651,825	None	None	350,983	651,825	1,002,808	135,797		10/02/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	178,543		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	166,645		09/28/06	300
Shelbyville	TN	245,370	455,687	None	None	245,370	455,687	701,057	94,935		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	68,587		09/14/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	152,874	07/09/99	05/28/99	300
Arlington	TX	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	182,115		08/28/07	300
Arlington	TX	536,130	996,532	None	None	536,130	996,532	1,532,662	174,391		08/28/07	300
Arlington	TX	269,284	500,766	None	None	269,284	500,766	770,050	87,632		08/28/07	300
Coppell	TX	212,875	396,007	None	None	212,875	396,007	608,882	69,299		08/28/07	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	391,463		06/25/91	300
Dallas	TX	386,451	718,361	None	None	386,451	718,361	1,104,812	125,711		08/28/07	300
Ennis	TX	173,250	384,793	None	150	173,250	384,943	558,193	369,646		12/28/87	300
Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	257,890		02/10/95	300
Fort Worth	TX	223,195	492,067	None	54	223,195	492,121	715,316	413,127		06/26/91	300
Grand Prairie	TX	280,000	520,197	None	None	280,000	520,197	800,197	91,034		08/28/07	300
Houston	TX	113,693	0	None	None	113,693	-	113,693	-		03/07/97	300
Houston	TX	962,500	1,788,491	None	None	962,500	1,788,491	2,750,991	312,984		08/28/07	300
Houston	TX	441,943	821,760	None	None	441,943	821,760	1,263,703	143,806		08/28/07	300
Houston	TX	335,664	624,233	None	None	335,664	624,233	959,897	109,239		08/28/07	300
Houston	TX	194,994	386,056	None	128	194,994	386,184	581,178	315,406		06/25/91	300
Houston	TX	184,175	364,636	None	128	184,175	364,764	548,939	297,907		06/25/91	300
Hurst	TX	215,623	401,245	None	None	215,623	401,245	616,868	70,216		08/28/07	300
Irving	TX	291,971	543,094	None	None	291,971	543,094	835,065	95,039		08/28/07	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	586,779		05/29/87	300
Lewisville	TX	448,000	832,667	None	None	448,000	832,667	1,280,667	145,715		08/28/07	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	57,900		12/22/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	49,957		12/22/05	300
Plano	TX	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	273,141		08/28/07	300
Plano	TX	581,637	1,081,045	None	None	581,637	1,081,045	1,662,682	189,181		08/28/07	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	224,796		02/09/95	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	343,813		03/23/98	300
Sealy	TX	197,871	391,753	None	128	197,871	391,881	589,752	320,060		06/25/91	300
Spring	TX	378,654	704,206	None	None	378,654	704,206	1,082,860	123,234		08/28/07	300
Stafford	TX	214,024	423,733	None	128	214,024	423,861	637,885	346,186		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	196,704		02/09/95	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	239,978		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	65,731		12/22/05	300
Hampton	VA	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	261,763		08/28/07	300
Lynchburg	VA	308,824	573,529	None	None	308,824	573,529	882,353	29,632		09/14/10	300
Virginia Beach	VA	551,588	797,260	8,975	258	551,588	806,493	1,358,081	444,733		02/23/98	300
Woodbridge	VA	962,500	1,788,300	None	None	962,500	1,788,300	2,750,800	312,951		08/28/07	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	356,721		03/27/98	300
Grafton	WI	149,778	332,664	None	172	149,778	332,836	482,614	321,935		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	136,507		01/11/06	300

Shoe Stores
Staten Island	NY	3,190,883	3,413,933	9,932	207,462	3,190,883	3,631,327	6,822,210	1,484,873		03/26/98	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	2,060,133		10/17/01	300
Mesa	AZ	984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	299,554		02/12/07	300
Phoenix	AZ	2,730,000	4,509,356	None	None	2,730,000	4,509,356	7,239,356	217,952		10/22/10	300
Phoenix	AZ	3,250,000	5,735,722	None	None	3,250,000	5,735,722	8,985,722	277,227		10/22/10	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,356,166		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	828,477	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	827,097		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	912,439		10/17/01	300
Jupiter	FL	1,698,316	4,352,255	None	247,488	1,698,316	4,599,743	6,298,059	1,579,323		05/03/00	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,664,589		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	1,050,864		10/17/01	300
Pooler	GA	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	417,822		03/01/06	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	750,873		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,244,140		10/17/01	300
Kearney	NE	173,950	344,393	None	203	173,950	344,596	518,546	296,350		05/01/90	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,252,731		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,580,678		11/08/01	300
Columbia	SC	1,145,120	2,770,957	None	432	1,145,120	2,771,389	3,916,509	465,378		03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	844,174		03/03/05	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	1,021,333		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,216,782		10/17/01	300

Telecommunications
Augusta	GA	2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	315,308		04/01/11	300
Salem	OR	1,721,686	9,387,216	2,750	None	1,721,686	9,389,966	11,111,652	203,424		06/22/11	300
Brownsville	TX	1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	327,837		04/01/11	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	4,229		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	6,319		09/27/00	300
Chula Vista	CA	2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	133,712		08/08/11	300
Norwalk	CA	2,466,208	13,463,098	None	None	2,466,208	13,463,098	15,929,306	201,946		08/08/11	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	4,055,585		09/27/00	300
Austell	GA	2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	152,224		08/08/11	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	6,411		09/27/00	300
Morrow	GA	2,962,468	13,170,143	2,540	None	2,962,468	13,172,683	16,135,151	197,573		08/08/11	300
Council Bluffs	IA	4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	1,811,535		01/31/08	300
Dubuque	IA	3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	936,697		01/31/08	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	2,282,830		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	2,356,669		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	880,795		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	1,286,056		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	2,311,071		09/28/05	300
Rockford	IL	4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	4,196,772		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	2,618,444		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	1,996,901		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	1,820,638		09/28/05	300
Indianapolis	IN	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	4,245,903		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	2,475,355		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	3,766,060		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	3,844,006		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	1,226,237		09/28/05	300
Rockaway	NJ	8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	2,964,455	12/06/06	04/13/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Binghamton	NY	2,700,000	5,570,505	14,812	None	2,700,000	5,585,317	8,285,317	1,407,057		09/29/05	300
Henrietta	NY	2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	134,305		08/08/11	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	612		09/27/00	300
Beavercreek	OH	2,062,545	8,467,551	None	None	2,062,545	8,467,551	10,530,096	127,013		08/08/11	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	1,883,953		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	7,233		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	4,391		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	611,811		07/26/06	300
Laredo	TX	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	1,141,676	10/11/06	08/09/05	300
Live Oak	TX	2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	190,123		08/08/11	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	1,296,258		12/21/05	300
Lubbock	TX	1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	104,766		08/08/11	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	1,225,112		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	4,403,017		09/27/00	300
Roanoke	VA	2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	139,874		08/08/11	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	14,158		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	-	1,988,142	-		07/27/00	300
Fitchburg	WI	5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	1,629,326		01/31/08	300

Transportation Services
Palmetto	FL	1,853,907	9,635,997	4,500	None	1,853,907	9,640,497	11,494,404	305,234		03/17/11	300
Conley	GA	420,000	780,000	None	None	420,000	780,000	1,200,000	29,900		01/10/11	300
Chicago	IL	612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	43,604		01/10/11	300
Grayslake	IL	5,044,195	17,092,759	500	None	5,044,195	17,093,259	22,137,454	484,328		04/21/11	300
Evansville	IN	959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	47,286		09/13/11	300
Wichita	KS	2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	233,626		03/16/11	300
Louisville	KY	472,500	877,500	None	None	472,500	877,500	1,350,000	33,638		01/10/11	300
St. Rose	LA	3,147,428	8,283,048	None	None	3,147,428	8,283,048	11,430,476	13,805		12/20/11	300
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	1,542,657	12/24/03	04/01/03	300
Detroit	MI	280,000	520,000	None	None	280,000	520,000	800,000	19,933		01/10/11	300
Gibraltar	MI	245,000	455,000	None	None	245,000	455,000	700,000	17,442		01/10/11	300
Shakopee	MN	2,451,948	7,961,282	None	None	2,451,948	7,961,282	10,413,230	252,107		03/17/11	300
Charlotte	NC	735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	52,325		01/10/11	300
Columbus	OH	245,000	455,000	None	None	245,000	455,000	700,000	17,442		01/10/11	300
Walbridge	OH	210,000	390,000	None	None	210,000	390,000	600,000	14,950		01/10/11	300
Coraopolis	PA	350,000	650,000	None	None	350,000	650,000	1,000,000	24,917		01/10/11	300
Franklin	PA	405,243	1,831,240	22,294	None	405,243	1,853,534	2,258,777	58,530		03/15/11	300
Parker	PA	210,000	390,000	None	None	210,000	390,000	600,000	14,950		01/10/11	300
Chattanooga	TN	2,024,239	8,974,591	500	None	2,024,239	8,975,091	10,999,330	284,233		03/17/11	300
Freeport	TX	245,000	455,000	None	None	245,000	455,000	700,000	17,442		01/10/11	300
LaPorte	TX	875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	62,292		01/10/11	300
Vineyard	UT	1,732,107	5,356,844	None	None	1,732,107	5,356,844	7,088,951	169,633		03/17/11	300

Video Rental
Birmingham	AL	392,795	865,115	39,818	441	392,795	905,374	1,298,169	498,532		09/30/97	300
Port St. Lucie	FL	612,695	702,209	4,825	424	612,695	707,458	1,320,153	366,177	12/09/98	09/08/98	300
Wichita	KS	289,714	797,856	6,400	168	289,714	804,424	1,094,138	420,156		11/23/98	300
Centerville	OH	601,408	758,192	9,017	116	601,408	767,325	1,368,733	412,839		06/30/98	300
Forest Park	OH	328,187	921,232	118,422	275	328,187	1,039,929	1,368,116	528,645		11/14/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Murfreesboro	TN	406,056	886,293	39,176	792	406,056	926,261	1,332,317	508,379		09/26/97	300

Wholesale Clubs
Columbia	MD	10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	221,178		09/30/11	300
Nashua	NH	7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	156,099		09/30/11	300
Freeport	NY	13,122,718	24,369,763	1,000	None	13,122,718	24,370,763	37,493,481	284,339		09/30/11	300
Yorktown Heights	NY	11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	243,217		09/30/11	300
Conshohocken	PA	7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	156,684		09/30/11	300
Woodbridge	VA	5,659,285	10,509,101	1,000	None	5,659,285	10,510,101	16,169,386	122,631		09/30/11	300

Other
El Centro	CA	520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	200,374		09/17/09	300
Escondido	CA	1,949,375	12,966,248	415,002	None	1,949,375	13,381,250	15,330,625	2,276,395	08/13/07	01/18/06	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
San Diego	CA	2,485,160	8,697,822	1,769,961	124,505	2,485,160	10,592,288	13,077,448	16,487,614	01/23/89	09/19/86	300
Orange Park	FL	478,314	618,348	141,523	27,981	478,314	787,852	1,266,166	338,964		12/31/98	300
Venice	FL	259,686	362,562	4,535	154	259,686	367,251	626,937	222,440		11/26/96	300
Brunswick	GA	290,369	788,880	22,865	15,789	290,369	827,534	1,117,903	445,356		12/31/97	300
Jackson	MS	405,360	656,296	(124,313)	21,751	405,360	553,734	959,094	420,706		11/26/96	300
Meridian	MS	181,156	515,598	75,460	None	181,156	591,058	772,214	346,811		11/26/96	300
Lakewood	NY	144,859	526,301	77,838	171	144,859	604,310	749,169	319,919		11/26/96	300
Humble	TX	106,000	545,518	47,680	6,493	106,000	599,691	705,691	580,880		03/25/86	300
Lubbock	TX	49,000	108,831	10,282	None	49,000	119,113	168,113	111,176		10/29/87	300
Hampton	VA	373,499	836,071	7,601	16,686	373,499	860,358	1,233,857	473,059		12/19/97	300
Crest Net Lease		2,556,276	4,759,982	(4,364,592)	8,525	2,556,276	403,915	2,960,191	109,925
Misc Investments		0	398,245	None	None	0	398,245	398,245	397,364

		1,754,028,090	3,210,726,573	6,586,061	4,755,408	1,750,783,723	3,225,312,409	4,976,096,132	816,087,890

Note 1.	Realty Income owns 2,619 single-tenant properties and 15 multi-tenant properties, three are located in San Diego, CA and one is located in each of the following cities:
Sheboygan, WI, Jackson, TN, Humble, TX, Escondido, CA, Cedar Park, TX, Brandon, FL, Cutler Ridge, FL, Deerfield Beach, FL, Edmond, OK, Dallas, TX, The Colony, TX and
Virginia Beach, VA.

All properties were acquired on an all cash basis except five; $67.2 million in aggregate of encumbrances were outstanding at December 31, 2011 on four properties located in
Raphine, VA, Salem, OR, St. Louis, MO and Dallas Fort Worth Airport, TX.

Crest Net Lease, Inc. owns three properties.

Note 2.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $4,924,224,479 and for Crest Net Lease, Inc. is $7,521,073.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2011	2010	2009

	Balance at Beginning of Period	4,119,901,302	3,449,776,818	3,416,323,971

	Additions During Period:
	Acquisitions	1,016,170,863	713,534,296	57,937,191
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(133,491,909)	(15,384,932)	(860,287)
	Equipment	14,238	33,268	25,500
	Improvements, Etc.	2,435,950	2,044,036	1,853,609
	Other (Leasing Costs)	1,721,668	1,500,953	1,185,163
	Total Additions	886,850,810	701,727,621	60,141,176

	Deductions During Period:
	Cost of Real Estate sold or disposed of	31,383,561	30,254,678	25,420,455
	Cost of Equipment sold	0	0	2,750
	Releasing costs	584,192	410,234	801,363
	Other (including Provisions for Impairment)	(1,311,773)	938,225	463,761
	Total Deductions	30,655,980	31,603,137	26,688,329
	Balance at Close of Period	4,976,096,132	4,119,901,302	3,449,776,818

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	715,023,381	632,894,759	554,171,306

	Additions During Period - Provision for Depreciation	113,671,104	94,489,028	90,524,336

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	12,606,595	12,360,406	11,800,883
	Balance at Close of Period	816,087,890	715,023,381	632,894,759

Note 5.	In 2011, provisions for impairment were recorded on five Realty Income properties.
	In 2010, provisions for impairment were recorded on four Realty Income properties and three Crest properties.
	In 2009, provisions for impairment were recorded on one Realty Income property and five Crest properties.

Note 6.	In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $152,277 in 2011 , $81,593 in 2010 and negative $62,571 in 2009 to two buildings
	for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and
	are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.