Form 10-Q
period 2012-03-31
REALTY INCOME CORP
filed 2012-04-27
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012, or

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

There were 133,408,081 shares of common stock outstanding as of April 18, 2012.

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011
(dollars in thousands, except per share data)

	2012	2011
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,747,665	$1,749,378
Buildings and improvements	3,225,543	3,222,603
Total real estate, at cost	4,973,208	4,971,981
Less accumulated depreciation and amortization	(844,005)	(814,126)
Net real estate held for investment	4,129,203	4,157,855
Real estate held for sale, net	8,580	2,153
Net real estate	4,137,783	4,160,008
Cash and cash equivalents	5,194	4,165
Accounts receivable, net	17,567	15,375
Goodwill	17,190	17,206
Other assets, net	220,699	222,635
Total assets	$4,398,433	$4,419,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$22,753	$21,405
Accounts payable and accrued expenses	34,419	58,770
Other liabilities	30,444	29,179
Line of credit payable	43,000	237,400
Mortgages payable, net	56,878	67,781
Notes payable	1,750,000	1,750,000
Total liabilities	1,937,494	2,164,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share,
34,950,000 shares authorized and 23,750,000 shares issued
outstanding as of March 31, 2012, and 20,000,000 shares
authorized and 13,900,000 shares issued and outstanding
as of December 31, 2011	574,927	337,790
Common stock and paid in capital, par value $0.01 per share,
185,050,000 shares authorized, 133,403,830 shares issued and outstanding as of March 31, 2012, and 200,000,000 shares
authorized, 133,223,338 shares issud and outstanding as
of December 31, 2011	2,564,184	2,563,048
Distributions in excess of net income	(678,172)	(645,984)
Total stockholders’ equity	2,460,939	2,254,854
Total liabilities and stockholders’ equity	$4,398,433	$4,419,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2012 and 2011
(dollars in thousands, except per share data)
(unaudited)

	2012	2011

REVENUE
Rental	$114,468	$97,145
Other	255	139
Total revenue	114,723	97,284

EXPENSES
Depreciation and amortization	35,250	26,608
Interest	28,952	25,122
General and administrative	9,168	7,870
Property	2,536	1,705
Income taxes	405	368
Total expenses	76,311	61,673
Income from continuing operations	38,412	35,611
Income from discontinued operations	851	388
Net income	39,263	35,999
Preferred stock dividends	(9,496)	(6,063)
Excess of redemption value over carrying value of preferred shares redeemed (see note 8)	(3,696)	--
Net income available to common stockholders	$26,071	$29,936

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.19	$0.25
Diluted	$0.19	$0.25
Net income:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25

Weighted average common shares outstanding:
Basic	132,577,100	118,960,878
Diluted	132,703,954	119,109,044

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011
(dollars in thousands)(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,263	$35,999
Adjustments to net income:
Depreciation and amortization	35,250	26,608
Income from discontinued operations	(851)	(388)
Amortization of share-based compensation	2,956	2,180
Amortization of net premiums on mortgages payable	(97)	--
Cash provided by discontinued operations:
Real estate	292	704
Collection of notes receivable by Crest	22	36
Change in assets and liabilities:
Accounts receivable and other assets	(166)	7,509
Accounts payable, accrued expenses and other liabilities	(26,343)	(31,122)
Net cash provided by operating activities	50,326	41,526
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of and improvements to investment properties	(8,913)	(150,643)
Proceeds from sales of real estate, discontinued operations	3,559	1,099
Loan receivable	(1,695)	--
Restricted escrow deposits	(2,239)	(6,148)
Net cash used in investing activities	(9,288)	(155,692)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(58,192)	(51,123)
Cash dividends to preferred stockholders	(8,216)	(6,063)
Borrowings from line of credit	122,000	38,600
Payments under line of credit	(316,400)	(38,600)
Principal payments on mortgages	(10,806)	--
Proceeds from preferred stock offering, net	360,941	--
Redemption of preferred stock	(127,500)	--
Proceeds from common stock offerings, net	--	285,533
Proceeds from dividend reinvestment and stock purchase plan, net	743	--
Other items	(2,579)	(2,081)
Net cash provided by (used in) financing activities	(40,009)	226,266
Net increase in cash and cash equivalents	1,029	112,100
Cash and cash equivalents, beginning of period	4,165	17,607
Cash and cash equivalents, end of period	$5,194	$129,707

For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1.	Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we", "our" or "us") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

We report, in discontinued operations, the results of operations of properties that have either been disposed of or are classified as held for sale.  As a result of these discontinued operations, certain of the 2011 balances have been reclassified to conform to the 2012 presentation.

At March 31, 2012, we owned 2,631 properties, located in 49 states, containing over 27.3 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $455,000 at March 31, 2012 and $507,000 at December 31, 2011.

D.  We assign a portion of goodwill to our property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time.

3.	Supplemental Detail for Certain Components of Consolidated Balance Sheets

	March 31,	December 31,
A. Other assets consist of the following (dollars in thousands) at:	2012	2011
Value of in-place leases, net of accumulated amortization	$119,934	$123,255
Value of above-market leases, net of accumulated amortization	29,422	30,081
Deferred bond financing costs, net	21,620	22,209
Notes receivable issued in connection with property sales	19,003	19,025
Prepaid expenses	9,415	9,833
Note receivable issued in connection with acquisitions	8,780	8,780
Credit facility origination costs, net	2,845	3,141
Loans receivable	4,704	2,554
Restricted escrow deposits	2,239	50
Corporate assets, net of accumulated depreciation and amortization	912	849
Deferred financing costs on mortgages payable, net	669	751
Other items	1,156	2,107
	$220,699	$222,635

B. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2012	2011
Common stock distributions	$19,452	$19,384
Preferred stock dividends	3,301	2,021
	$22,753	$21,405

C. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2012	2011
Bond interest payable	$12,925	$35,195
Accrued costs on properties under development	7,588	4,766
Other items	13,906	18,809
	$34,419	$58,770

	March 31,	December 31,
D. Other liabilities consist of the following (dollars in thousands) at:	2012	2011
Rent received in advance	$18,001	$18,149
Value of in-place below-market leases, net of accumulated amortization	6,246	6,423
Security deposits	4,633	4,607
Other items	1,564	--
	$30,444	$29,179

4.       Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first three months of 2012, we invested $10.7 million in two new properties and properties under development, with an initial weighted average contractual lease rate of 9.0%. These two new properties are located in two states, will contain over 34,000 leasable square feet and are 100% leased with an average lease term of 15.0 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $242,000 were recorded to general and administrative expense, on our consolidated statement of income, for the three months ended March 31, 2012.

In comparison, during the first three months of 2011, we invested $150.7 million in 26 properties and properties under development, with an initial weighted average contractual lease rate of 7.9%. These 26 properties and properties under development were located in 15 states, contained over 1.3 million leasable square feet, and were 100% leased with an average lease term of 16.6 years. Acquisition transaction costs of $371,000 were recorded to general and administrative expense, on our consolidated statement of income, for the three months ended March 31, 2011.

During the first three months of 2012, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $266,000 for re-leasing costs and $793,000 for building and tenant improvements. In comparison, during the first three months of 2011, we capitalized costs of $943,000 on existing properties in our portfolio, consisting of $269,000 for re-leasing costs and $674,000 for building and tenant improvements.

B.  Of the $150.7 million we invested in the first three months of 2011, approximately $130.1 million was used to acquire 13 properties with existing leases. Associated with these 13 properties, we recorded $21.8 million as the intangible value of the in-place leases, $11.1 million as the intangible value of above-market leases and $833,000 as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to other assets on our consolidated balance sheet, and the value of the below-market leases is recorded to other liabilities on our consolidated balance sheet. The value of the in-place leases is amortized as depreciation and amortization expense, while the value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the life of the respective leases.

C.  The amounts amortized as a net decrease to rental income for capitalized above-market and below-market leases was $483,000 for the first three months of 2012 and was $46,000 for the first three months of 2011.  The value of in-place leases amortized to expense was $3.3 million for the first three months of 2012 and was $629,000 for the first three months of 2011.

5.     Credit Facility

We have a $425 million revolving, unsecured credit facility, with an initial term that expires in March 2014, and includes two, one-year extension options. Under this credit facility, the current investment grade credit ratings on our debt securities provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of other assets on our consolidated balance sheet.  At March 31, 2012, the balance of these credit facility origination costs was $2.8 million and at December 31, 2011 was $3.1 million, which is being amortized over the remaining term of the credit facility.

At March 31, 2012, we had a borrowing capacity of $382.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $43.0 million, as compared to an outstanding balance of $237.4 million at December 31, 2011.

The average interest rate on outstanding borrowings under our credit facility was 2.1% during the first three months of 2012 and 2011. Our credit facility is subject to various leverage and interest coverage ratio limitations. At March 31, 2012, we remain in compliance with these covenants.

We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

6.     Mortgages Payable

During 2011, we assumed mortgages totaling $67.4 million, payable to third-party lenders. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness. In March 2012, we repaid one mortgage in full for $10.7 million.

In aggregate, net premiums totaling $820,000 were recorded in 2011 upon assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At March 31, 2012, we remain in compliance with these covenants.

As a result of assuming these mortgages payable in 2011, we incurred deferred financing costs of $917,000 that were classified as part of other assets on our consolidated balance sheet.  The balance of these deferred financing costs was $669,000 at March 31, 2012 and $751,000 at December 31, 2011, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable at March 31, 2012 and December 31, 2011 (principal balance, unamortized premiums (discounts) and mortgage payable balances in thousands):

At March 31, 2012
Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
12/1/13(3)	6.25%	4.62%	12,307	285	12,592
9/1/14(3)	6.25%	5.10%	11,632	312	11,944
6/10/15	4.75%	4.85%	23,625	(63)	23,562
12/28/13(4)(5)	8.26%	8.26%	4,510	--	4,510
12/28/13(4)(5)	8.26%	8.26%	4,270	--	4,270
			$56,344	$534	$56,878

At December 31, 2011
Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
5/6/12	5.89%	5.19%	$10,664	$26	$10,690
12/1/13(3)	6.25%	4.63%	12,410	314	12,724
9/1/14(3)	6.25%	5.09%	11,671	359	12,030
6/10/15	4.73%	4.84%	23,625	(68)	23,557
12/28/13(4)(5)	8.26%	8.26%	4,510	--	4,510
12/28/13(4)(5)	8.26%	8.26%	4,270	--	4,270
			$67,150	$631	$67,781

(1) The mortgages require monthly payments, with a principal payment due at maturity.

 (2) The mortgages are at fixed interest rates, with the exception of the mortgage maturing on June 10, 2015 that is at a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.50%, not to exceed an all-in interest rate of 5.5%.

(3) These are mortgages associated with one property occupied by the applicable tenant.
(4) These are mortgages associated with one property occupied by the applicable tenant.

 (5) As part of the assumption of these mortgages payable related to our 2011 acquisitions, we also assumed an $8.8 million note receivable, upon which we will receive interest income at a stated rate of 8.14% through December 28, 2013.

7.     Notes Payable

Our senior unsecured notes and bonds consist of the following at March 31, 2012 and December 31, 2011, sorted by maturity date (dollars in millions):

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
$1,750

8.     Issuance and Redemption of Preferred Stock

A.  In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. After underwriting discounts and other offering costs of $12.8 million, we received net proceeds of $360.9 million, of which $127.5 million were used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly in arrears on the Class F preferred stock.

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25 per share, plus accrued dividends.  We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

9.     Issuance of Common Stock

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and other offering costs of $14.7 million, the net proceeds of $285.5 million were used to fund property acquisitions.

10.    Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The disclosure for assets and liabilities, measured at fair value, requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At March 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$19.9
Notes receivable issued in connection with acquisitions	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$56.9	$57.0
Notes payable	$1,750.0	$1,918.9

	Carrying value per	Estimated fair
At December 31, 2011	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$19.6
Note receivable issued in connection with acquisitions	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$67.8	$68.2
Notes payable	$1,750.0	$1,901.9

The estimated fair values of our notes receivable, issued in connection with property sales, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the current 5-year or 7-year Treasury yield curve, plus an applicable credit-adjusted spread. The notes receivable were issued in connection with the sale of properties by Crest. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable is categorized as level 3 on the three-level valuation hierarchy.

The estimated fair value of our notes and bonds payable is based upon indicative market prices and recent trading activity of our notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level 2 on the three-level valuation hierarchy.

11.       Gain on Sales of Investment Properties

During the first three months of 2012, we sold five investment properties for $3.6 million, which resulted in a gain of $611,000. In comparison, during the first three months of 2011, we sold three investment properties for $1.1 million, which resulted in a gain of $129,000. The results of operations for these properties have been reclassified as discontinued operations.

12.        Discontinued Operations

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we use in this analysis include: projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

For the first three months of 2012, we did not record any provisions for impairment.  For the first three months of 2011, we recorded provisions for impairment of $200,000 on one property in the automotive service industry and one property in the motor vehicle dealerships industry, both of which were sold in 2011.

Operations from 12 investment properties were classified as held for sale at March 31, 2012, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest. The interest expense amounts allocated to the Crest are included in income from discontinued operations.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Income from discontinued operations	2012	2011
Gain on sales of investment properties	$611	$129
Rental revenue	200	670
Other revenue	11	21
Depreciation and amortization	(52)	(245)
Property expenses	(48)	(209)
Provisions for impairment	--	(200)
Crest’s income from discontinued operations	129	222
Income from discontinued operations	$851	$388

Per common share, basic and diluted(1)	$0.01	$0.00

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

13.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first three months of 2012 and 2011:

Month	2012	2011
January	$0.1455	$0.14425
February	0.1455	0.14425
March	0.1455	0.14425
Total	$0.4365	$0.43275

At March 31, 2012, a distribution of $0.1458125 per common share was payable and was paid in April 2012.

B.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first three months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million.  During the first three months of 2011, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million.

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock.  As of December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25 per share. During each of the first three months of 2012 and 2011, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2012, a monthly dividend of $0.140625 per share was payable and was paid in April 2012.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25 per share, plus any accrued and unpaid dividends. The initial dividend for the Class F preferred stock of $0.1702257 per share, or $2.5 million, was paid on March 15, 2012 and covered 37 days.  At March 31, 2012, a monthly dividend of $0.138021 per share was payable and was paid in April 2012.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

14.   Net Income Per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2012	2011
Weighted average shares used for the basic net income per share computation	132,577,100	118,960,878
Incremental shares from share-based compensation	126,854	148,166
Adjusted weighted average shares used for diluted net income per share computation	132,703,954	119,109,044
Unvested shares from share-based compensation that were anti-dilutive	200	800

15.    Supplemental Disclosures of Cash Flow Information

Interest paid was $50.5 million in the first three months of 2012 and was $44.9 million in the first three months of 2011.

Interest capitalized to properties under development was $145,000 in the first three months of 2012 and was $71,000 in the first three months of 2011.

Income taxes paid were $588,000 in the first three months of 2012 and were $834,000 in the first three months of 2011.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense was $3.0 million for the first three months of 2012 and was $2.2 million for the first three months of 2011.

B.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $2.8 million at March 31, 2012, and $951,000 at March 31, 2011.

C.  In 2011, we entered into loan agreements to fund development of real estate.  Accrued loans receivable resulted in an increase in other assets of $421,000 at March 31, 2012.

D.  See note 12 for a discussion of impairments recorded by Realty Income in discontinued operations, for the first three months of 2011.

16.   Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 39 industry and activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of March 31, 2012 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2012	2011
Segment net real estate:
Automotive service	$100,553	$101,280
Automotive tire services	190,021	191,577
Beverages	313,763	314,832
Child care	65,694	66,474
Convenience stores	684,886	690,246
Drug stores	152,651	154,015
Grocery stores	220,266	221,678
Health and fitness	294,559	293,964
Restaurants - casual dining	467,736	471,842
Restaurants - quick service	274,650	277,648
Theaters	380,202	383,452
Transportation services	106,789	107,632
Wholesale clubs	153,949	154,964
26 other non-reportable segments	732,064	730,404
Total segment net real estate	4,137,783	4,160,008
Intangible assets:
Automotive tire services	515	529
Beverages	3,506	3,571
Drug stores	14,135	14,422
Grocery Stores	5,561	5,655
Health and fitness	1,530	1,566
Restaurants - quick service	3,894	4,037
Theaters	29,988	31,163
Transportation services	28,245	28,944
Other non-reportable segments	61,982	63,449
Goodwill:
Automotive service	1,338	1,338
Child care	5,353	5,353
Convenience stores	2,069	2,074
Restaurants - casual dining	2,458	2,461
Restaurants - quick service	1,310	1,318
Other non-reportable segments	4,662	4,662
Other corporate assets	94,104	88,839
Total assets	$4,398,433	$4,419,389

Revenue for the three months ended March 31:	2012	2011
Segment rental revenue:
Automotive service	$3,845	$4,025
Automotive tire services	5,602	5,599
Beverages	6,105	5,669
Child care	5,416	5,605
Convenience stores	19,352	19,282
Drug stores	4,031	3,724
Grocery stores	4,392	1,634
Health and fitness	7,981	6,232
Restaurants - casual dining	8,928	11,535
Restaurants - quick service	7,679	6,748
Theaters	11,132	7,956
Transportation services	2,709	691
Wholesale clubs	3,025	--
26 non-reportable segments	24,271	18,445
Total rental revenue	114,468	97,145
Other revenue	255	139
Total revenue	$114,723	$97,284

17.    Common Stock Incentive Plan

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

In March 2012, our Board of Directors adopted the Realty Income 2012 Incentive Award Plan, or 2012 Plan. This 2012 Plan will replace the Stock Plan, pending approval by stockholders at our May 2012 Annual Meeting.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income during the first three months of 2012 was $3.0 million and, during the first three months of 2011 was $2.2 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months ended March 31, 2012		For the year ended December 31, 2011
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	925,526	$20.21	924,294	$19.69
Shares granted	235,811	34.57	247,214	33.94
Shares vested	(250,876)	26.51	(245,487)	25.26
Shares forfeited	(275)	26.02	(495)	31.37
Outstanding nonvested shares, end of each period	910,186	$26.25	925,526	$20.21
(1) Grant date fair value.

During the first three months of 2012, we issued 235,811 shares of common stock under our Stock Plan. These shares vest over the following service periods: 18,484 vested immediately, 64,600 vest over a service period of two years, 4,000 vest over a service period of three years and 148,727 vest over a service period of five years.

As of March 31, 2012, the remaining unamortized share-based compensation expense totaled $23.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2012 or 2011.

18.    Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or The Plan, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and/or reinvesting their distributions. The Plan also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The Plan authorizes up to 6,000,000 common shares to be issued.  During the first three months of 2012, we issued 21,012 shares and received net proceeds of approximately $736,000 under The Plan.  Since inception of the Plan, we have issued 80,617 shares and raised net proceeds of approximately $2.7 million.

19.    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2012, we have contingent payments of $1.4 million for tenant improvements and leasing costs. In addition, we have committed $9.8 million under construction contracts, which is expected to be paid in the next twelve months.

20.    Subsequent Events

In April 2012, we declared the following dividends, which will be paid in May 2012:

-	$0.1458125 per share to our common stockholders;
-	$0.140625 per share to our Class E preferred stockholders; and
-	$0.138021 per share to our Class F preferred stockholders.

In April 2012, we issued an additional 1.4 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock for $25.2863 per share.  After underwriting discounts and other offering costs of $1.0 million, the net proceeds of approximately $34.4 million were used to repay a portion of the borrowings under our credit facility. This 1.4 million share issuance of the Class F preferred stock is in addition to, and a single series with, the 14.95 million shares of Class F preferred stock that we issued in February 2012.

Additionally, in April 2012, we announced that we acquired or entered into agreements to acquire properties during the second quarter of 2012 with an aggregate value of approximately $514 million.  These acquisitions consist of approximately 250 properties leased to four different tenants, all of which operate in industries that currently exist in our real estate portfolio. The acquisitions that have not yet been completed are subject to various customary conditions to closing, the failure of which could delay the completion of one or more of these acquisitions or result in one or more of these transactions not closing or closing on terms that are different from those we currently contemplate. We expect to fund any of these acquisitions that are completed in the future with borrowings under our acquisition credit facility or possible issuances of additional securities.

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

●	Impairments in the value of our real estate assets;
●	Changes in the tax laws of the United States of America;
●	The outcome of any legal proceedings to which we are a party or which may occur in the future; and
●	Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2011.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share. Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 43 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other properties that generate rental revenue under long-term lease agreements (primarily 10 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

Generally, our portfolio management efforts seek to achieve:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is primarily to acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At March 31, 2012, we owned a diversified portfolio:

●	Of 2,631 properties;
●	With an occupancy rate of 96.6%, or 2,541 properties leased and only 90 properties available for lease;
●	Leased to 137 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 27.3 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,400 square feet.

Of the 2,631 properties in the portfolio, 2,616, or 99.4%, are single-tenant properties, and the remaining 15 are multi-tenant properties. At March 31, 2012, of the 2,616 single-tenant properties, 2,527 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years.

We typically acquire properties under long-term leases with regional and national retailers and other commercial enterprises. Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs.

In general, our net-lease agreements:

●	Are for initial terms of 10 to 20 years;
●	Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
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

We primarily focus on acquiring properties leased to retail and other commercial enterprises based on the following guidelines:

●	Tenants with reliable and sustainable cash flow;
●	Tenants with revenue and cash flow from multiple sources;
●	Large owners and users of real estate;
●	Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);
●	Real estate and tenants that are willing to sign a long-term lease (10 or more years); and
●	Property transactions where we can achieve an attractive spread over our cost of capital.

Historically, our investment focus has primarily been on retail and other commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended March 31, 2012, approximately 78% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy
We typically acquire and lease properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the tenants' individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

●	Industry, company, market conditions and credit profile;
●	For retail locations, store profitability, if profitability data is available, and the importance of the location of the real estate to the operations of the company’s business; and
●	Overall real estate characteristics, including property value and comparative rental rates.

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

At March 31, 2012, we classified real estate with a carrying amount of $8.6 million as held for sale on our balance sheet. In 2012, we intend to employ more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $25 million and $60 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which may impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We have continued our 43-year policy of paying distributions monthly.  Monthly distributions per common share were increased by $0.0003125 in April 2012 to $0.1458125. The increase in April 2012 was our 58th consecutive quarterly increase and the 65th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2012, we paid three monthly cash distributions per share in the amount of $0.1455, totaling $0.4365. In March 2012 and April 2012, we declared distributions of $0.1458125 per share, which were paid in April 2012 and will be paid in May 2012, respectively.

The monthly distribution of $0.1458125 per share represents a current annualized distribution of $1.74975 per share, and an annualized distribution yield of approximately 4.5% based on the last reported sale price of our common stock on the NYSE of $38.73 on March 31, 2012. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the First Three Months of 2012
During the first three months of 2012, Realty Income invested $10.7 million in two new properties and properties under development, with an initial weighted average contractual lease rate of 9.0%. These two new properties are located in two states, will contain over 34,000 leasable square feet and are 100% leased with an average lease term of 15.0 years.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent or, in the case of properties under development, the estimated aggregate base rent) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

Acquisitions during the Second Quarter of 2012
Additionally, in April 2012, we announced that we acquired or entered into agreements to acquire properties during the second quarter of 2012 with an aggregate value of approximately $514 million.  These acquisitions consist of approximately 250 properties leased to four different tenants, all of which operate in industries that currently exist in our real estate portfolio. The acquisitions that have not yet been completed are subject to various customary conditions to closing, the failure of which could delay the completion of one or more of these acquisitions or result in one or more of these transactions not closing or closing on terms that are different from those we currently contemplate. We expect to fund any of these acquisitions that are completed in the future with borrowings under our acquisition credit facility or possible issuances of additional securities.

Portfolio Discussion

Leasing Results
At March 31, 2012, we had 90 properties available for lease out of 2,631 properties in our portfolio, which represents a 96.6% occupancy rate. Since December 31, 2011, when we reported 87 properties available for lease and a 96.7% occupancy rate, we:

●	Leased 11 properties;
●	Sold two properties available for lease; and
●	Have 16 new properties available for lease.

During the first three months of 2012, 27 properties with expiring leases were leased to either existing or new tenants. The rent on these leases was $2.1 million, which is equal to the previous rent on these same properties. At March 31, 2012, our average annualized rental revenue per square foot was approximately $17.03.

Investments in Existing Properties
In the first three months of 2012, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $266,000 for re-leasing costs and $793,000 for building and tenant improvements.

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

Issuance and Redemption of Preferred Stock
In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. Of the net proceeds of approximately $360.9 million from this issuance, $127.5 million were used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay borrowings under our acquisition credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share. The initial dividend of $0.1702257 per share was paid on March 15, 2012, and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly, in arrears.

We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends. We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

Issuance of Additional Shares of Class F Preferred Stock
In April 2012, we issued an additional 1.4 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock for $25.2863 per share.  After underwriting discounts and other offering costs of $1.0 million, the net proceeds of approximately $34.4 million were used to repay a portion of the borrowings under our credit facility. This 1.4 million share issuance of the Class F preferred stock is in addition to, and a single series with, the 14.95 million shares of Class F preferred stock that we issued in February 2012.

Universal Shelf Registration
In March 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years, to replace our prior shelf registration statement which was set to expire in March 2012. Our new shelf registration expires in March 2015. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Net Income Available to Common Stockholders
Net income available to common stockholders was $26.1 million in the first three months of 2012, versus $29.9 million in the first three months of 2011, a decrease of $3.8 million. On a diluted per common share basis, net income was $0.20 in the first three months of 2012 and $0.25 in the first three months of 2011.  Net income available to common stockholders in the first three months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the first three months of 2012 was $611,000, as compared to $129,000 during the first three months of 2011.

Funds from Operations Available to Common Stockholders (FFO)
In the first three months of 2012, our FFO increased by $3.9 million, or 6.9%, to $60.7 million versus $56.8 million in the first three months of 2011. On a diluted per common share basis, FFO was $0.46 in the first three months of 2012 and $0.48 in the first three months of 2011.

FFO in the first three months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

See our discussion of FFO (which is not a financial measure under U.S. generally accepted accounting principles, or GAAP) later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the first three months of 2012, our AFFO increased by $8.1 million, or 13.9%, to $66.3 million versus $58.2 million in the first three months of 2011.  On a diluted per common share basis, AFFO was $0.50 in the first three months of 2012 and $0.49 in the first three months of 2011.

See our discussion of AFFO (which is not a financial measure under GAAP) later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot provide assurance that we will have access to the capital markets at times and at terms that are acceptable to us.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2012, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $1.85 billion, or approximately 24.3% of our total market capitalization of $7.61 billion.

We define our total market capitalization at March 31, 2012 as the sum of:

●	Shares of our common stock outstanding of 133,403,830 multiplied by the last reported sales price of our common stock on the NYSE of $38.73 per share on March 31, 2012, or $5.17 billion;

●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $373.8 million;
●	Outstanding mortgages payable of $56.9 million;
●	Outstanding borrowings of $43.0 million on our credit facility; and
●	Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt
As of March 31, 2012, we have $56.3 million of mortgages payable to third-party lenders that were assumed in 2011, in connection with our property acquisitions. We paid $10.8 million in principal payments on these mortgages payable during the first three months of 2012. Additionally, net premiums totaling $820,000, in aggregate, were recorded upon assumption of the mortgages payable, at the time of the respective property acquisitions, to account for above-market interest rates. As of March 31, 2012, the balance of these net premiums was $534,000.  We recorded amortization of $97,000 related to these net premiums during the first three months of 2012.

Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$425 Million Acquisition Credit Facility
We have a $425 million revolving, unsecured credit facility, with an initial term that expires in March 2014, and includes two, one-year extension options. Under this credit facility, the current investment grade credit ratings on our debt securities provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 185 basis points with a facility commitment fee of 35 basis points, for all-in drawn pricing of 220 basis points over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us under this credit facility. At March 31, 2012, we had a borrowing capacity of $382.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $43.0 million. The interest rate on borrowings outstanding under our credit facility, at March 31, 2012, was 2.1% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2012, we remain in compliance with these covenants.

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

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, when capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities upon acceptable terms.

We regularly review our credit facility and may seek to extend, renew, or replace our credit facility, to the extent we deem appropriate.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2012, we had cash and cash equivalents totaling $5.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing rates under our credit facility are based upon our credit ratings. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have “stable” outlooks.

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

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of March 31, 2012, sorted by maturity date (dollars in millions):

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
$1,750

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2012, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of March 31, 2012 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	36.6%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	1.1%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.7x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	274.4%

The following table summarizes the maturity of each of our obligations as of March 31, 2012 (dollars in millions):

Table of Obligations
Year of Maturity	Credit Facility(1)	Notes and Bonds	Mortgages Payable(2)	Interest (3)	Ground Leases Paid by Realty Income(4)	Ground Leases Paid by Our Tenants(5)	Other (6)	Totals
2012	$--	$--	$0.4	$82.4	$0.1	$3.1	$11.2	$97.2
2013	--	100.0	20.9	105.6	0.1	4.1	--	230.7
2014	43.0	--	11.4	102.1	0.1	3.9	--	160.5
2015	--	150.0	23.6	99.7	0.1	3.9	--	277.3
2016	--	275.0	--	87.2	0.1	3.8	--	366.1
Thereafter	--	1,225.0	--	429.3	0.2	49.3	--	1,703.8
Totals	$43.0	$1,750.0	$56.3	$906.3	$0.7	$68.1	$11.2	$2,835.6

(1) The initial term of the credit facility expires in March 2014 and includes two, one-year extension options.
(2) Excludes net premiums of $820,000 recorded on the mortgages payable. The balance of these net premiums at March 31, 2012, is $534,000.
(3) Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of March 31, 2012 through their respective maturity dates.
(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $9.8 million of commitments under construction contracts and $1.4 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations. Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse.

Preferred Stock Outstanding
In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares will be paid monthly in arrears.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

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

Distribution Policy
Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2011, our cash distributions totaled $243.6 million, or approximately 127.7% of our estimated taxable income of $190.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first three months of 2012, totaled $58.2 million, representing 95.9% of our funds from operations available to common stockholders of $60.7 million and 87.8% of our adjusted funds from operations available to common stockholders of $66.3 million. In comparison, our 2011 cash distributions to common stockholders totaled $219.3 million, representing 87.9% of our funds from operations available to common stockholders of $249.4 million and 86.5% of our adjusted funds from operations available to common stockholders of $253.4 million.

The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25 per share liquidation preference (equivalent to $1.6875 per annum per share). The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class E and Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate on non-corporate taxpayers for “qualified dividend income” is generally 15%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiary, Crest Net Lease, Inc., or Crest) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). For taxable years beginning after December 31, 2012, the 15% capital gains tax rate is currently scheduled to increase to 20%, and the rate applicable to dividends is currently scheduled to increase to the tax rate then applicable to ordinary income.

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 20.6% of the distributions to our common stockholders, made or deemed to have been made in 2011, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

Matters Pertaining To Certain Tenants
In January 2012, Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, announced that it was emerging from voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (which they had filed for in October 2011). Pursuant to the bankruptcy proceedings, Friendly’s accepted 102 of their 121 leases with us. Friendly’s rejected 19 leases with us, representing approximately $1.8 million of annualized rent, and received rent concessions and term reductions on some of their accepted leases with us. Overall, post-bankruptcy, we estimate that we will recover approximately 80% of the $16.1 million of annualized rent that Friendly’s was paying the Company before the bankruptcy filing.

Additionally, in January 2012, Buffets Holding, Inc., or Buffets, another one of our tenants, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Before bankruptcy, Buffets leased 86 properties from us that represented approximately $18.2 million, or approximately 3.9% of our annualized rental revenue. Buffets rejected the leases on seven of our 86 properties, representing approximately $1.8 million of annualized rent. We have reached a preliminary agreement (subject to bankruptcy court approval) with Buffets regarding rent concessions and term reductions on some of Buffets’ leases with us. Overall, post-bankruptcy, we estimate that we will recover approximately 65% of the $18.2 million of annualized rent that Buffets was paying us before the bankruptcy filing.  Both Friendly’s and Buffets operate casual dining restaurants.

For both Friendly’s and Buffets, any properties returned to us were immediately available for re-lease to other tenants. Through March 31, 2012, three of these 26 combined Friendly’s and Buffets rejected properties have been released. We believe that demand in the market for the rejected properties will allow us to find suitable replacement tenants within the next 15 months. However, it is possible that we will not be successful in finding replacement tenants for these properties within this time frame, or at all, and that Friendly’s or Buffets will not continue to pay rent for the remainder of the lease term on their accepted leases.

In addition, we recently concluded an analysis of our portfolio and have identified other tenants, whose leases represented approximately 2% to 3% of our total annualized rents as of December 31, 2011, that we believe may make similar bankruptcy filings in 2012. However, the foregoing percentages are estimates and are subject to numerous assumptions and uncertainties and the actual percentage of annualized rent represented by other tenants who make bankruptcy filings during the remainder of 2012 may be different.

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For properties acquired with in-place operating leases, we allocate the fair value of real estate to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships, as applicable.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011.

Rental Revenue
Rental revenue was $114.5 million, for the first three months of 2012, versus $97.1 million, for the first three months of 2011, an increase of $17.4 million, or 17.9%. The increase in rental revenue in the first three months of 2012, compared to the first three months of 2011, is primarily attributable to:

●	The two properties (34,000 square feet) acquired by Realty Income in 2012, which generated $67,000 of rent in the first three months of 2012;
●
The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $19.51 million of rent in the first three months of 2012 compared to $654,000 of rent in the first three months of 2011, an increase of $18.9 million;

●	Same store rents generated on 2,303 properties (19.7 million square feet), during the first three months of 2012 and 2011, decreased by $990,000, or 1.1%, to $93.0 million from $94.0 million;
●
A net decrease of $1.1 million relating to the aggregate of (i) rental revenue from 135 properties (1.1 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 31 properties sold during 2012 and 2011, and (iii) lease termination settlements, which, in aggregate, totaled $1.3 million in the first three months of 2012 compared to $2.4 million in the first three months of 2011; and

●	A net increase in straight-line rent and other non-cash adjustments to rent of $350,000, in the first three months of 2012, as compared to the first three months of 2011.

Excluding 181 leases with Friendly’s and Buffets, same store rents generated on 2,122 properties, during the entire first three months of 2012 and 2011, increased by $977,000, or 1.1%, to $87.24 million from $86.27 million.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year except for properties during the current or prior year that; (i) were available for lease at any time, (ii) were under development, (iii) we have made an additional investment in, (iv) were involved in eminent domain and rent was reduced and (v) were re-leased with rent-free periods. Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.

Of the 2,631 properties in the portfolio at March 31, 2012, 2,616, or 99.4%, are single-tenant properties and the remaining 15 are multi-tenant properties. Of the 2,616 single-tenant properties, 2,527, or 96.6%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years at March 31, 2012. Of our 2,527 leased single-tenant properties, 2,327, or 92.1%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Percentage rent based on a percentage of the tenants’ gross sales;
●	Fixed increases; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $578,000 in the first three months of 2012, and $449,000 in the first three months of 2011. Percentage rent, in the first three months of 2012, was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2012.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2012, our portfolio of 2,631 properties was 96.6% leased with 90 properties available for lease, as compared to 87 at December 31, 2011 and 81 at March 31, 2011. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization
Depreciation and amortization was $35.3 million for the first three months of 2012, as compared to $26.6 million for the first three months of 2011. The increase in depreciation and amortization in the first three months of 2012 was primarily due to the acquisition of properties in 2012 and 2011, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $29.0 million for the first three months of 2012, as compared to $25.1 million for the first three months of 2011. The increase in interest expense was primarily due to an increase in borrowings attributable to the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011, interest on our mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates.

As a result of entering into our credit facility, we incurred credit facility origination costs of $4.2 million that were classified as part of other assets on our consolidated balance sheet. At March 31, 2012, the balance of these credit facility origination costs was $2.8 million, which is being amortized over the remaining term of the credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended March 31,
	2012	2011
Interest on our credit facility, notes, bonds and mortgages	$27,950	$24,221
Interest included in discontinued operations	(190)	(200)
Credit facility commitment fees	377	377
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	960	795
Interest capitalized	(145)	(71)
Interest expense	$28,952	$25,122

	Three months ended March 31,
Credit facility, mortgages and notes outstanding	2012	2011
Average outstanding balances (dollars in thousands)	$1,927,076	$1,605,474
Average interest rates	5.80%	6.03%

At March 31, 2012, the weighted average interest rate on our:

●	Notes and bonds payable of $1.75 billion was 6.03%;
●	Mortgages payable of $56.9 million was 5.38%;
●	Credit facility outstanding borrowings of $43.0 million was 2.09%; and
●	Combined outstanding notes, bonds, mortgages and credit facility borrowings of $1.85 billion was 5.92%.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT's performance because it is widely followed by industry analysts, lenders and investors and is used by management as one measure of performance. In addition, management utilizes Adjusted EBITDA because our $425 million credit facility uses a similar metric to measure our compliance with certain covenants. EBITDA and Adjusted EBITDA should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

The following is a reconciliation of net income, our most directly comparable GAAP measure, to Adjusted EBITDA (dollars in thousands):

	Three months ended
	March 31,
	2012	2011
Net income	$39,263	$35,999
Interest expense	28,952	25,122
Interest expense included in discontinued operations	190	200
Income taxes	405	368
Income tax benefit included in discontinued operations	(32)	(91)
Depreciation and amortization	35,250	26,608
Depreciation and amortization in discontinued operations	52	245
EBITDA	104,080	88,451
Provisions for impairment	--	200
Amortization of net premiums on mortgages payable	(97)	--
Gain on property sales in discontinued operations	(611)	(129)
Adjusted EBITDA	$103,372	$88,522

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

	Three months ended
	March 31,
Dollars in thousands	2012	2011
Adjusted EBITDA	$103,372	$88,522
Divided by interest expense(1)	$29,142	$25,322
Interest coverage ratio	3.5	3.5
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

	Three months ended
	March 31,
Dollars in thousands	2012	2011
Adjusted EBITDA	$103,372	$88,522
Divided by interest expense plus preferred stock dividends(1)	$38,638	$31,385
Fixed charge coverage ratio	2.7	2.8

(1) Includes interest expense recorded to discontinued operations. Excludes the charge of $3,696 for the excess of redemption value over carrying value of the Class D preferred shares redeemed during the three months ended March 31, 2012.

General and Administrative Expenses
General and administrative expenses increased by $1.3 million to $9.2 million in the first three months of 2012, as compared to $7.9 million in the first three months of 2011. Included in general and administrative expenses are acquisition transaction costs of $242,000 during the first three months of 2012, as compared to $371,000 for the first three months of 2011. General and administrative expenses increased during the first three months of 2012, primarily due to increases in employee costs. In the first three months of 2012, general and administrative expenses as a percentage of total revenue were 8.0%, as compared to 8.1% in the first three months of 2011.  In April 2012, we had 86 employees, as compared to 79 employees in April 2011.

Property Expenses
Property expenses consist of costs associated with unleased properties, non-net leased multi-tenant properties and general portfolio expenses. Expenses related to unleased properties and multi-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2012, 90 properties were available for lease, as compared to 87 at December 31, 2011 and 81 at March 31, 2011.

Property expenses were $2.5 million in the first three months of 2012 and $1.7 million in the first three months of 2011. The increase in property expenses is primarily attributable to an increase in insurance costs and higher legal fees.

Income Taxes
Income taxes were $405,000 in the first three months of 2012, as compared to $368,000 in the first three months of 2011. These amounts are for city and state income and franchise taxes paid by Realty Income.

Discontinued Operations
Operations from 12 investment properties were classified as held for sale at March 31, 2012, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Income from discontinued operations	2012	2011
Gain on sales of investment properties	$611	$129
Rental revenue	200	670
Other revenue	11	21
Depreciation and amortization	(52)	(245)
Property expenses	(48)	(209)
Provisions for impairment	--	(200)
Crest’s income from discontinued operations	129	222
Income from discontinued operations	$851	$388

Per common share, basic and diluted	$0.01	$0.00

Crest’s Assets and Property Sales
At March 31, 2012, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, had an inventory of three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $19.0 million at March 31, 2012.

During the first three months of 2012 and 2011, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the first three months of 2012, we sold five investment properties for $3.6 million, which resulted in a gain of $611,000. In comparison, during the first three months of 2011, we sold three investment properties for $1.1 million, which resulted in a gain of $129,000. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded by Realty Income for the first three months of 2012. For the first three months of 2011, Realty Income recorded provisions for impairment of $200,000 on two properties, both of which were sold in 2011. These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three months ended March 31, 2011.

Preferred Stock Dividends and Redemption Charge
Preferred stock dividends totaled $9.5 million in the first three months of 2012 and $6.1 million in the first three months of 2011.

When we redeemed our Class D preferred stock in March 2012, we incurred a charge of $3.7 million for the excess of redemption value over the carrying value. This charge, representing the Class D preferred stock original issuance cost that was paid in 2004, was recorded as a reduction to net income available to common stockholders when the shares were redeemed during the first quarter of 2012. On a diluted per common share basis, this charge was $0.03.

Net Income Available to Common Stockholders
Net income available to common stockholders was $26.1 million in the first three months of 2012, a decrease of $3.8 million as compared to $29.9 million in the first three months of 2011. Net income available to common stockholders in the first three months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gain from the sale of investment properties recognized during the first three months of 2012 was $611,000, as compared to a $129,000 gain recognized during the first three months of 2011.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first three months of 2012 increased by $3.9 million, or 6.9%, to $60.7 million as compared to $56.8 million for the first three months of 2011. FFO for the first three months of 2012 includes a $3.7 million charge associated with the Class D preferred stock redemption. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income available to common stockholders	$26,071	$29,936
Depreciation and amortization:
Continuing operations	35,250	26,608
Discontinued operations	52	245
Depreciation of furniture, fixtures and equipment	(67)	(62)
Provisions for impairment on Realty Income investment properties	--	200
Gain on sales of investment properties, discontinued operations	(611)	(129)
FFO available to common stockholders	$60,695	$56,798

FFO per common share:
Basic	$0.46	$0.48
Diluted	$0.46	$0.48

Distributions paid to common stockholders	$58,192	$51,123

FFO in excess of distributions paid to common stockholders	$2,503	$5,675

Weighted average number of common shares used for computation per share:
Basic	132,577,100	118,960,878
Diluted	132,703,954	119,109,044

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairment of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the first three months of 2012 increased by $8.1 million, or 13.9%, to $66.3 million, as compared to $58.2 million in the first three months of 2011. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution), "FAD" (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income available to common stockholders	$26,071	$29,936
Cumulative adjustments to calculate FFO(1)	34,624	26,862
FFO available to common stockholders	60,695	56,798
Excess of redemption value over carrying value of Class D preferred share redemption	3,696	--
Amortization of share-based compensation	2,956	2,180
Amortization of deferred financing costs(2)	533	376
Capitalized leasing costs and commissions	(266)	(269)
Capitalized building improvements	(793)	(674)
Other adjustments(3)	(527)	(172)
Total AFFO available to common stockholders	$66,294	$58,239

AFFO per common share:
Basic	$0.50	$0.49
Diluted	$0.50	$0.49

Distributions paid to common stockholders	$58,192	$51,123

AFFO in excess of distributions paid to common stockholders	$8,102	$7,116

Weighted average number of common shares used for computation per share:
Basic	132,577,100	118,960,878
Diluted	132,703,954	119,109,044

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”
(2)
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

We believe the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies.  In particular, AFFO provides an additional measure to compare the operating performance of different REITs without having to account for differing depreciation assumptions and other unique revenue and expense items that are not pertinent to measuring a particular company’s on-going operating performance.  Therefore, we believe that AFFO is an appropriate supplemental performance metric, and that the most appropriate GAAP performance metric to which AFFO should be reconciled is net income available to common stockholders.

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2012, we owned a diversified portfolio:

●	Of 2,631 properties;
●	With an occupancy rate of 96.6%, or 2,541 properties leased and only 90 properties available for lease;
●	Leased to 137 different retail and other commercial enterprises doing business in 38 separate industries;
●	Located in 49 states;
●	With over 27.3 million square feet of leasable space; and
●	With an average leasable space per property of approximately 10,400 square feet.

At March 31, 2012, of our 2,631 retail properties, 2,527 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended March 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Apparel stores	1.3%	1.4%	1.2%	1.1%	1.1%	1.2%	1.7%
Automotive collision services	1.0	0.9	1.0	1.1	1.0	1.1	1.3
Automotive parts	1.0	1.2	1.4	1.5	1.6	2.1	2.8
Automotive service	3.4	3.7	4.7	4.8	4.8	5.2	6.9
Automotive tire services	4.9	5.6	6.4	6.9	6.7	7.3	6.1
Aviation	0.8	0.5	--	--	--	--	--
Beverages	5.3	5.6	3.0	--	--	--	--
Book stores	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Business services	*	*	*	*	*	0.1	0.1
Child care	4.7	5.2	6.5	7.3	7.6	8.4	10.3
Consumer electronics	0.5	0.5	0.6	0.7	0.8	0.9	1.1
Convenience stores	17.0	18.5	17.1	16.9	15.8	14.0	16.1
Crafts and novelties	0.2	0.2	0.3	0.3	0.3	0.3	0.4
Drug stores	3.5	3.8	4.1	4.3	4.1	2.7	2.9
Education	0.7	0.7	0.8	0.9	0.8	0.8	0.8
Entertainment	0.9	1.0	1.2	1.3	1.2	1.4	1.6
Equipment services	0.4	0.4	0.2	0.2	0.2	0.2	0.2
Financial services	0.6	0.5	0.2	0.2	0.2	0.2	0.1
Food processing	1.2	0.7	--	--	--	--	--
General merchandise	0.6	0.6	0.8	0.8	0.8	0.7	0.6
Grocery stores	3.8	1.6	0.9	0.7	0.7	0.7	0.7
Health and fitness	7.0	6.4	6.9	5.9	5.6	5.1	4.3
Home furnishings	1.0	1.1	1.3	1.3	2.4	2.6	3.1
Home improvement	1.6	1.7	2.0	2.2	2.1	2.4	3.4
Motor vehicle dealerships	2.1	2.2	2.6	2.7	3.2	3.1	3.4
Office supplies	0.8	0.9	0.9	1.0	1.0	1.1	1.3
Packaging	0.6	0.4	--	--	--	--	--
Paper	0.2	0.1	--	--	--	--	--
Pet supplies and services	0.6	0.7	0.9	0.9	0.8	0.9	1.1
Restaurants - casual dining	7.8	10.9	13.4	13.7	14.3	14.9	7.0
Restaurants - quick service	6.8	6.6	7.7	8.3	8.2	6.6	4.9
Shoe stores	0.2	0.2	0.1	--	--	--	--
Sporting goods	2.6	2.7	2.7	2.6	2.3	2.6	2.9
Telecommunications	0.9	0.7	--	--	--	--	--
Theaters	9.7	8.8	8.9	9.2	9.0	9.0	9.6
Transportation services	2.4	1.8	0.2	0.2	0.2	0.2	0.3
Video rental	0.0	0.0	0.2	1.0	1.1	1.7	2.1
Wholesale clubs	2.6	0.7	--	--	--	--	--
Other	1.2	1.4	1.7	1.8	1.9	2.3	2.7
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification
The following table sets forth certain property type information regarding Realty Income’s property portfolio as of March 31, 2012 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	March 31, 2012(1)	Revenue
Retail	2,574	22,117,700	$98,674	86.1%
Agriculture	15	184,500	5,083	4.4
Distribution	13	2,027,100	3,792	3.3
Manufacturing	6	1,418,600	2,467	2.2
Office	8	778,500	3,000	2.6
Industrial	15	850,500	1,550	1.4
Totals	2,631	27,376,900	$114,566	100.0%

(1) Includes rental revenue for all properties owned by Realty Income at March 31, 2012, including revenue from properties reclassified as discontinued operations of $162.  Excludes revenue of $64 from properties owned by Crest.

Tenant Diversification
The largest tenants based on percentage of total portfolio rental revenue at March 31, 2012 include the following:
AMC Theatres	5.3%	NPC International/Pizza Hut	2.7%
Diageo	5.0%	BJ’s Wholesale Club	2.6%
L.A. Fitness	4.6%	Rite Aid	2.6%
Northern Tier Energy/Super America	4.4%	Smart & Final	2.4%
Hometown Buffet	3.5%	FreedomRoads/Camping World	2.2%
Regal Cinemas	3.4%	La Petite Academy	2.2%
Friendly’s Ice Cream	3.2%	TBC Corporation	2.2%
The Pantry	3.1%

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the 2,574 retail properties, included in the total 2,631 properties, owned by Realty Income at March 31, 2012, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industries	Number of Retail Properties	Retail Rental Revenue for the Quarter Ended March 31, 2012(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	20	$1,172	1.2%
Automotive service	234	3,845	3.9
Child care	238	5,416	5.5
Education	14	812	0.8
Entertainment	8	1,074	1.1
Equipment services	2	150	0.1
Financial services	14	202	0.2
Health and fitness	47	7,990	8.1
Theaters	43	11,132	11.3
Transportation services	1	187	0.2
Other	11	138	0.1
	632	32,118	32.5
Tenants Selling Goods and Services
Automotive parts (with installation)	23	452	0.5
Automotive tire services	157	5,602	5.7
Business services	1	5	*
Convenience stores	718	19,334	19.6
Motor vehicle dealerships	16	2,419	2.5
Pet supplies and services	14	691	0.7
Restaurants - casual dining	314	8,320	8.4
Restaurants - quick service	369	7,746	7.8
Video rental	4	--	0.0
	1,616	44,569	45.2
Tenants Selling Goods
Apparel stores	10	1,504	1.5
Automotive parts	45	731	0.7
Book stores	1	83	0.1
Consumer electronics	9	593	0.6
Crafts and novelties	4	239	0.2
Drug stores	57	4,031	4.1
General merchandise	33	668	0.7
Grocery stores	57	4,392	4.5
Home furnishings	43	1,179	1.2
Home improvement	28	1,528	1.5
Office supplies	11	911	0.9
Shoe stores	1	168	0.2
Sporting goods	21	2,935	3.0
Wholesale clubs	6	3,025	3.1
	326	21,987	22.3
Totals	2,574	$98,674	100.0%

*  Less than 0.1%

(1)
Includes rental revenue for all retail properties owned by Realty Income at March 31, 2012, including revenue from properties reclassified as discontinued operations of $162. Excludes revenue of $64 from properties owned by Crest.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,527 net leased, single-tenant properties as of March 31, 2012 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Mar. 31, 2012(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Mar. 31, 2012	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Mar. 31, 2012	% of Total Rental Revenue
2012	109	759,200	$2,535	2.3%	32	$910	0.8%	77	$1,625	1.5%
2013	162	1,310,000	4,320	3.9	54	1,913	1.7	108	2,407	2.2
2014	134	988,600	3,624	3.2	30	1,465	1.3	104	2,159	1.9
2015	159	893,900	3,860	3.4	77	2,093	1.9	82	1,767	1.5
2016	172	864,900	3,960	3.5	112	2,297	2.0	60	1,663	1.5
2017	105	1,041,700	3,589	3.2	49	2,463	2.2	56	1,126	1.0
2018	83	1,233,400	3,622	3.2	73	3,346	3.0	10	276	0.2
2019	141	1,525,000	7,302	6.5	132	6,864	6.1	9	438	0.4
2020	85	1,597,400	5,026	4.5	75	4,665	4.2	10	361	0.3
2021	184	1,956,100	8,236	7.3	175	7,709	6.8	9	527	0.5
2022	107	892,300	4,663	4.2	104	4,569	4.1	3	94	0.1
2023	253	2,160,500	10,479	9.3	250	10,147	9.0	3	332	0.3
2024	61	549,500	2,268	2.0	61	2,268	2.0	--	--	--
2025	208	1,724,400	11,629	10.4	203	11,508	10.3	5	121	0.1
2026	110	1,876,500	7,471	6.7	107	7,390	6.6	3	81	0.1
2027-2043	454	6,347,000	29,654	26.4	445	29,489	26.3	9	165	0.1
Totals	2,527	25,720,400	$112,238	100.0%	1,979	$99,096	88.3%	548	$13,142	11.7%

(1) Excludes 14 multi-tenant properties and 90 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2) Includes rental revenue of $162 from properties reclassified as discontinued operations and excludes revenue of $2,328 from 14 multi-tenant properties and from 90 vacant and unleased properties at March 31, 2012. Excludes revenue of $64 from three properties owned by Crest.
(3) Represents leases to the initial tenant of the property that are expiring for the first time.
(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of March 31, 2012 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2012(1)	Percentage of Rental Revenue
Alabama	62	95%	420,200	$1,767	1.5%
Alaska	2	100	128,500	307	0.3
Arizona	87	98	619,500	3,069	2.7
Arkansas	17	94	92,400	285	0.2
California	123	99	2,670,100	15,337	13.4
Colorado	59	95	504,200	1,868	1.6
Connecticut	23	87	269,100	1,092	1.0
Delaware	17	100	33,300	433	0.4
Florida	184	96	1,881,000	7,754	6.8
Georgia	143	94	1,251,000	4,908	4.3
Hawaii	--	--	--	--	--
Idaho	12	92	80,700	320	0.3
Illinois	101	98	1,335,900	6,043	5.3
Indiana	81	96	799,000	3,610	3.2
Iowa	21	100	290,600	1,019	0.9
Kansas	37	95	642,900	1,350	1.2
Kentucky	23	96	134,700	653	0.6
Louisiana	34	100	344,200	1,260	1.1
Maine	3	100	22,500	139	0.1
Maryland	29	100	384,000	2,194	1.9
Massachusetts	64	91	575,400	2,286	2.0
Michigan	54	96	287,200	1,197	1.0
Minnesota	150	100	1,003,600	6,765	5.9
Mississippi	72	99	360,700	1,549	1.4
Missouri	76	95	1,027,500	3,802	3.3
Montana	2	100	30,000	81	0.1
Nebraska	19	95	196,300	503	0.4
Nevada	15	100	325,800	1,042	0.9
New Hampshire	15	93	217,200	944	0.8
New Jersey	33	91	260,400	1,909	1.7
New Mexico	9	100	58,400	200	0.2
New York	42	93	776,200	4,213	3.7
North Carolina	93	100	570,100	2,863	2.5
North Dakota	6	100	36,600	63	0.1
Ohio	134	96	1,122,100	3,941	3.4
Oklahoma	35	94	752,400	1,426	1.2
Oregon	20	100	384,200	1,236	1.1
Pennsylvania	103	98	907,200	4,137	3.6
Rhode Island	3	100	11,000	37	*
South Carolina	98	98	371,400	2,294	2.0
South Dakota	10	100	89,800	186	0.2
Tennessee	127	96	737,500	2,901	2.5
Texas	213	98	3,122,600	10,488	9.1
Utah	6	100	121,700	285	0.2
Vermont	4	100	12,700	130	0.1
Virginia	105	95	1,519,400	4,582	4.0
Washington	35	97	298,100	1,035	0.9
West Virginia	2	100	23,000	125	0.1
Wisconsin	27	93	269,200	938	0.8
Wyoming	1	0	5,400	0	0.0
Totals/Average	2,631	97%	27,376,900	$114,566	100.0%

*Less than 0.1%

 (1)  Includes rental revenue for all properties owned by Realty Income at March 31, 2012, including revenue from properties reclassified as discontinued operations of $162. Excludes revenue of $64 from properties owned by Crest.

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

Of our 2,631 properties in the portfolio, approximately 96.0% or 2,527 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

OTHER INFORMATION

Our common stock is listed on the NYSE under the ticker symbol “O” with a cusip number of 756109-104.  Our central index key number is 726728.

Our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock is listed on the NYSE under the ticker symbol “OprE” with a cusip number of 756109-708.

Our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock is listed on the NYSE under the ticker symbol “OprF” with a cusip number of 756109-807.

We maintain a corporate website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3s, Form 4s, Form 5s, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the SEC. None of the information on our website is deemed to be a part of this report.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of March 31, 2012.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2012(1)	$0.4	6.25%	$--	--%
2013(2)	120.9	5.67	--	--
2014(3)	11.4	6.25	43.0	2.09
2015(4)	150.0	5.50	23.6	4.75
2016(5)	275.0	5.95	--	--
Thereafter(6)	1,225.0	6.17	--	--
Totals(7)	$1,782.7	6.05%	$66.6	3.04%
Fair Value(8)	$1,952.3		$66.7

(1)	$0.4 million of fixed rate mortgages mature throughout the remainder of 2012.
(2)	$100 million of fixed rate senior notes mature in March 2012 and $20.9 million of fixed rate mortgages mature throughout 2013.
(3)	$11.4 million of fixed rate mortgages mature in September 2014 and the credit facility expires in March 2014.
(4)
$150 million of fixed rate senior notes mature in November 2015 and $23.6 million of variable rate mortgages mature in June 2015. The variable interest rate on the mortgages of $23.6 million is capped at 5.5%.

(5)	$275 million of fixed rate senior notes mature in September 2016.
(6)	As it relates to fixed rate senior notes, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $250 million matures in March 2035.
(7)	Excludes net premiums of $820,000 intially recorded on mortgages payable. The balance on these net premiums at March 31, 2012 was $534,000.
(8)
We base the estimated fair value of the fixed rate senior notes at March 31, 2012 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2012 on the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at March 31, 2012.

The table incorporates only those exposures that exist as of March 31, 2012. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except one, have fixed interest rates. Interest on our credit facility balance is variable. Based on our credit facility balance of $43.0 million at March 31, 2012, a 1% change in interest rates would change our interest costs by $430,000 per year.

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

As of and for the quarter ended March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2012, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2012, 69,277 shares of stock, at a price of $34.96, and 6,779 shares of stock, at a price of $34.52, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

Item 6.	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference) and amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on August 2, 2011 and dated August 1, 2011 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company's Form 8-K, filed on December 13, 2007 and dated December 12, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and dated May 13, 2008 and incorporated herein by reference), February 7, 2012 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and dated February 7, 2012) and February 21, 2012 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and dated February 21, 2012).

3.3
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, dated November 30, 2006 (filed as exhibit 3.5 to the Company’s Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

3.5	Certificate of Correction to the First F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 and incorporated herein by reference).

3.6
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated April 17, 2012 (filed as exhibit 3.3 to the Company’s Form 8-K, filed on April 17, 2012 and incorporated herein by reference).

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

4.16	Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

4.17
Form of Preferred Stock Certificate representing the 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

4.18
Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

Material Contracts

10.1
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)5) under the Securities Act of 1933, as amended, on March 22, 2012, as a prospectus supplement to the Company’s prospectus dated March 2, 2012 (File No. 333-179872) and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: April 26, 2012	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)