Form 10-Q
period 2012-06-30
REALTY INCOME CORP
filed 2012-07-26
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012, or

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

There were 133,443,628 shares of common stock outstanding as of July 19, 2012.

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.              Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(dollars in thousands, except per share data)

	2012	2011

ASSETS	(unaudited)
Real estate, at cost:
Land	$ 1,807,891	$ 1,749,378
Buildings and improvements	3,347,490	3,222,603
Total real estate, at cost	5,155,381	4,971,981
Less accumulated depreciation and amortization	(870,165)	(814,126)
Net real estate held for investment	4,285,216	4,157,855
Real estate held for sale, net	18,965	2,153
Net real estate	4,304,181	4,160,008
Cash and cash equivalents	6,064	4,165
Accounts receivable, net	17,600	15,375
Goodwill	17,094	17,206
Other assets, net	231,620	222,635
Total assets	$ 4,576,559	$ 4,419,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 22,993	$ 21,405
Accounts payable and accrued expenses	59,497	58,770
Other liabilities	30,925	29,179
Lines of credit payable	183,600	237,400
Mortgages payable, net	56,661	67,781
Notes payable	1,750,000	1,750,000
Total liabilities	2,103,676	2,164,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of June 30, 2012, and 20,000,000 shares authorized and 13,900,000 shares issued and outstanding as of December 31, 2011	609,363	337,790
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized and 133,439,028 shares issued and outstanding as of June 30, 2012, and 200,000,000 shares authorized and 133,223,338 shares issued and outstanding as of December 31, 2011	2,567,148	2,563,048
Distributions in excess of net income	(703,628)	(645,984)
Total stockholders’ equity	2,472,883	2,254,854
Total liabilities and stockholders’ equity	$ 4,576,559	$ 4,419,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2012 and 2011

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUE
Rental	$ 115,038	$ 101,361	$ 229,060	$ 197,934
Other	605	259	858	398
Total revenue	115,643	101,620	229,918	198,332

EXPENSES
Depreciation and amortization	35,475	28,673	70,560	55,104
Interest	28,806	25,647	57,758	50,769
General and administrative	9,273	7,987	18,441	15,857
Property	2,090	1,597	4,536	3,281
Income taxes	405	368	810	735
Total expenses	76,049	64,272	152,105	125,746
Income from continuing operations	39,594	37,348	77,813	72,586
Income from discontinued operations	3,813	1,900	4,858	2,661
Net income	43,407	39,248	82,671	75,247
Preferred stock dividends	(10,457)	(6,063)	(19,953)	(12,127)
Excess of redemption value over carrying value of preferred shares redeemed (see note 8)	--	--	(3,696)	--
Net income available to common stockholders	$ 32,950	$ 33,185	$ 59,022	$ 63,120

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$ 0.22	$ 0.25	$ 0.41	$ 0.49
Diluted	$ 0.22	$ 0.25	$ 0.41	$ 0.49
Net income:
Basic	$ 0.25	$ 0.26	$ 0.44	$ 0.52
Diluted	$ 0.25	$ 0.26	$ 0.44	$ 0.51
Weighted average common shares outstanding:
Basic	132,592,939	125,999,323	132,643,698	122,547,027
Diluted	132,828,540	126,202,047	132,785,213	122,691,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(dollars in thousands)(unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,671	$75,247
Adjustments to net income:
Depreciation and amortization	70,560	55,104
Income from discontinued operations	(4,858)	(2,661)
Gain on sale of real estate	--	(155)
Amortization of share-based compensation	5,550	4,347
Amortization of net premiums on mortgages payable	(168)	--
Other non-cash adjustments	(301)	--
Cash provided by discontinued operations:
Real estate	1,274	2,454
Collection of notes receivable by Crest	44	72
Change in assets and liabilities:
Accounts receivable and other assets	1,820	7,826
Accounts payable, accrued expenses and other liabilities	(659)	(5,266)
Net cash provided by operating activities	155,933	136,968

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of and improvements to investment properties	(221,959)	(303,764)
Proceeds from the sales of real estate:
Continuing operations	--	675
Discontinued operations	18,549	4,372
Loans receivable	(3,795)	--
Restricted escrow deposits	(6,449)	(5,999)
Net cash used in investing activities	(213,654)	(304,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(116,552)	(106,131)
Cash dividends to preferred stockholders	(18,480)	(12,127)
Borrowings from lines of credit	377,400	38,600
Payments on lines of credit	(431,200)	(38,600)
Principal payments on mortgages	(10,952)	--
Proceeds from preferred stock offerings, net	395,377	--
Redemption of preferred stock	(127,500)	--
Proceeds from common stock offering, net	--	285,605
Proceeds from bonds issued	--	150,000
Debt issuance costs	(7,058)	(9,915)
Proceeds from dividend reinvestment and stock purchase plan	1,548	716
Other items	(2,963)	(2,336)
Net cash provided by financing activities	59,620	305,812
Net increase in cash and cash equivalents	1,899	138,064
Cash and cash equivalents, beginning of period	4,165	17,607
Cash and cash equivalents, end of period	$6,064	$155,671

For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

At June 30, 2012, we owned 2,762 properties, located in 49 states, containing over 28.7 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our distributions equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $582,000 at June 30, 2012 and $507,000 at December 31, 2011.

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

E. Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Despite the issuance of ASU No. 2011-08, we elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired. During our tests for impairment of goodwill during the second quarters of 2012 and 2011, we determined that the estimated fair values of our reporting units exceeded their carrying values. We did not record any impairment on our existing goodwill in 2012 or 2011.

3.             Supplemental Detail for Certain Components of Consolidated Balance Sheets

	June 30,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2012	2011
Value of in-place leases, net of accumulated amortization	$ 118,150	$ 123,255
Value of above-market leases, net of accumulated amortization	29,749	30,081
Deferred bond financing costs, net	21,104	22,209
Notes receivable issued in connection with property sales	18,981	19,025
Note receivable acquired in connection with an acquisition	8,780	8,780
Loans receivable	7,341	2,554
Credit facility origination costs, net	9,444	3,141
Prepaid expenses	9,010	9,833
Restricted escrow deposits	6,449	50
Corporate assets, net of accumulated depreciation and amortization	864	849
Deferred financing costs on mortgages payable, net	593	751
Other items	1,155	2,107
	$ 231,620	$ 222,635

B. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2012	2011
Common stock distributions	$ 19,499	$ 19,384
Preferred stock dividends	3,494	2,021
	$ 22,993	$ 21,405

C. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2012	2011
Bond interest payable	$ 35,195	$ 35,195
Accrued costs on properties under development	6,711	4,766
Other items	17,591	18,809
	$ 59,497	$ 58,770

	June 30,	December 31,
D. Other liabilities consist of the following (dollars in thousands) at:	2012	2011
Rent received in advance	$ 16,579	$ 18,149
Value of in-place below-market leases, net of accumulated amortization	6,309	6,423
Security deposits	4,908	4,607
Other items	3,129	--
	$ 30,925	$ 29,179

4.     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first six months of 2012, we invested $221.5 million in 147 new properties and properties under development, with an initial weighted average contractual lease rate of 7.2%. These 147 new properties are located in 28 states, will contain over 1.4 million leasable square feet, and are 100% leased with an average lease term of 15.0 years. The tenants of the 147 properties acquired, operate in six industries: automotive collision services, crafts and novelties, drug store, general merchandise, restaurants – quick service, and transportation services. The investments to any one tenant were less than 10% of our total assets at December 31, 2011. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $634,000 were recorded to general and administrative expense, on our consolidated statement of income, for the six months ended June 30, 2012.

In April 2012 we announced the signing of purchase agreements to acquire properties with an aggregate value of approximately $514 million, which were anticipated to close during the second quarter.  Included in the $221.5 million invested during the first six months of 2012, is $198 million invested in 139 properties of the previously announced acquisitions. Agreements to acquire properties for approximately $316 million have been terminated and will not be acquired. However, transaction flow remains strong, and we continue to believe we will meet or exceed our previously stated 2012 target of $650 million in new property acquisitions. While the total amount of acquisitions for 2012 will likely be higher than previously anticipated, the timing of the remaining acquisitions will be weighted more heavily towards the end of the year.

In comparison, during the first six months of 2011, we invested $364.2 million in 36 properties and properties under development, with an initial weighted average contractual lease rate of 7.6%. These 36 properties and properties under development, are located in 19 states, contain over 3.4 million leasable square feet, and are 100% leased with an average lease term of 15.5 years. Acquisition transaction costs of $913,000 were recorded to general and administrative expense, on our consolidated statement of income, for the six months ended June 30, 2011.

During the first six months of 2012, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $698,000 for re-leasing costs and $1.7 million for building and tenant improvements. In comparison, during the first six months of 2011, we capitalized costs of $1.9 million on existing properties in our portfolio, consisting of $649,000 for re-leasing costs and $1.2 million for building and tenant improvements.

B.  Of the $221.5 million invested by us in the first six months of 2012, approximately $20.9 million was used to acquire three properties with existing leases. Associated with these three properties, we recorded $1.6 million as the intangible value of the in-place leases, $991,000 as the intangible value of above-market leases and $244,000 as the intangible value of below-market leases. Of the $364.2 million invested by us in the first six months of 2011, approximately $336.2 million was used to acquire 22 properties with existing leases. Associated with these 22 properties, we recorded $64.5 million as the intangible value of the in-place leases, $18.6 million as the intangible value of above-market leases and $1.9 million as the intangible value of below-market leases.

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

C.  The amounts amortized as a net decrease to rental income, for capitalized above-market and below-market leases, was $964,000 for the first six months of 2012 and was $316,000 for the first six months of 2011. The value of in-place leases amortized to expense was $6.7 million for the first six months of 2012 and was $2.2 million for the first six months of 2011.

5.     Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014. The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension. Under this new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $7.1 million.  At June 30, 2012, included in other assets on our consolidated balance sheet is $6.8 million of the $7.1 million, and $2.5 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At June 30, 2012, we had a borrowing capacity of $816.4 million available on our credit facility (subject to customary conditions of borrowing) and an outstanding balance of $183.6 million, as compared to an outstanding balance of $237.4 million at December 31, 2011.

The average interest rate on our outstanding borrowings under our credit facilities was 1.9% during the first six months of 2012, and was 2.1% during the first six months of 2011. At June 30, the effective interest rate was 1.3%. Our credit facility is subject to various leverage and interest coverage ratio limitations. At June 30, 2012, we remain in compliance with these covenants.

6.     Mortgages Payable

During 2011, we assumed mortgages totaling $67.4 million, payable to third-party lenders. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness. In the first six months of 2012, we repaid one mortgage in full for $10.7 million.

In aggregate, net premiums totaling $820,000 were recorded in 2011 upon assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At June 30, 2012, we remain in compliance with these covenants.

As a result of assuming these mortgages payable in 2011, we incurred deferred financing costs of $917,000 that were classified as part of other assets on our consolidated balance sheet.  The balance of these deferred financing costs was $593,000 at June 30, 2012, and $751,000 at December 31, 2011, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable at June 30, 2012 and December 31, 2011 (principal balance, unamortized premiums (discounts) and mortgage payable balances in thousands):

At June 30, 2012

Maturity Date(1)		Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
12/1/13	(3)	6.25%	4.62%	$ 12,202	$ 266	$ 12,468
9/1/14	(3)	6.25%	5.12%	11,591	255	11,846
6/10/15		4.74%	4.84%	23,625	(58)	23,567
12/28/13	(4)(5)	8.26%	8.26%	4,510	--	4,510
12/28/13	(4)(5)	8.26%	8.26%	4,270	--	4,270
				$ 56,198	$ 463	$ 56,661

At December 31, 2011

Maturity Date(1)		Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
5/6/12		5.89%	5.19%	$ 10,664	$ 26	$ 10,690
12/1/13	(3)	6.25%	4.63%	12,410	314	12,724
9/1/14	(3)	6.25%	5.09%	11,671	359	12,030
6/10/15		4.73%	4.84%	23,625	(68)	23,557
12/28/13	(4)(5)	8.26%	8.26%	4,510	--	4,510
12/28/13	(4)(5)	8.26%	8.26%	4,270	--	4,270
				$ 67,150	$ 631	$ 67,781

(1) The mortgages require monthly payments, with a principal payment due at maturity.

(2) The mortgages are at fixed interest rates, except for the mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.50%, not to exceed an all-in interest rate of 5.5%.

(3) These are mortgages, with different maturity dates, associated with one property.

(4) These are mortgages, with the same maturity date, associated with one property.

(5) As part of the assumption of these mortgages payable related to our 2011 acquisitions, we also acquired an $8.8 million note receivable, upon which we will receive interest income at a stated rate of 8.14% through December 28, 2013.

7.     Notes Payable

A.    Our senior unsecured notes and bonds consist of the following at June 30, 2012 and December 31, 2011, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$ 100
5.5% notes, issued in November 2003 and due in November 2015	150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$ 1,750

B.                 Re-opening of Unsecured Bonds due 2035

In June 2011, we re-opened our 5.875% senior unsecured bonds due 2035, or the 2035 Bonds, and issued $150 million in aggregate principal amount of these 2035 Bonds. The public offering price for the additional 2035 Bonds was 94.578% of the principal amount for an effective yield of 6.318% per annum. Those 2035 Bonds constituted an additional issuance of, and a single series with, the $100 million in aggregate principal amount of the 2035 Bonds that we issued in March 2005. The net proceeds of $140.1 million were used to fund property acquisitions.

8.     Issuance and Redemption of Preferred Stock

A.  In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs totaling $13.8 million, we received total net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million were used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly in arrears on the Class F preferred stock.

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25 per share, plus accrued dividends.  We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

9.     Issuance of Common Stock

In March 2011, we issued 8,625,000 shares of common stock at a price of $34.81 per share. After underwriting discounts and other offering costs of approximately $14.6 million, the net proceeds of approximately $285.6 million were used to fund property acquisitions.

10.     Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The disclosure for assets and liabilities measured at fair value, requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales or acquired in connection with an acquisition, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions).

	Carrying value per	Estimated fair
At June 30, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$20.2
Notes receivable acquired in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$56.7	$57.4
Notes payable	$1,750.0	$1,972.2

	Carrying value per	Estimated fair
At December 31, 2011	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$19.6
Note receivable acquired in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$67.8	$68.2
Notes payable	$1,750.0	$1,901.9

The estimated fair values of our notes receivable issued in connection with property sales or acquired in connection with an acquisition, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the current 5-year or 7-year Treasury yield curve, plus an applicable credit-adjusted spread. The notes receivable were issued in connection with the sale of properties by Crest. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them. Because this methodology includes observable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable is categorized as level 3 on the three-level valuation hierarchy.

The estimated fair value of our senior notes and bonds payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level 2 on the three-level valuation hierarchy.

11.     Gain on Sales of Investment Properties

During the second quarter of 2012, we sold 14 investment properties for $15.0 million, which resulted in a gain of $3.4 million. During the first six months of 2012, we sold 19 investment properties for $18.6 million, which resulted in a gain of $4.0 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2011, we sold six investment properties for $3.3 million, which resulted in a gain of $1.1 million. During the first six months of 2011, we sold nine investment properties for $4.4 million, which resulted in a gain of $1.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the second quarter of 2011, we sold excess land from three properties for $675,000, which resulted in a gain of $155,000. This gain is included in other revenue on our consolidated statement of income for the three and six months ended June 30, 2011, because this excess land was associated with properties that continue to be owned as part of our core operations.

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

For the first six months of 2012, we did not record any provisions for impairment. For the second quarter of 2011, we recorded a provision for impairment of $10,000 on one property, which was sold in 2011. For the first six months of 2011, we recorded total provisions for impairment of $210,000 on three properties; one in the automotive service industry, one in the motor vehicle dealerships industry and one in the pet supplies and services industry, all of which were sold in 2011.

Operations from 16 investment properties classified as held for sale at June 30, 2012, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Income from discontinued operations	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gain on sales of investment properties	$3,354	$1,096	$3,965	$1,224
Rental revenue	518	1,119	1,164	2,361
Other revenue	7	6	21	27
Depreciation and amortization	(163)	(386)	(381)	(807)
Property expenses	(99)	(145)	(236)	(376)
Provisions for impairment	--	(10)	--	(210)
Crest’s income from discontinued operations	196	220	325	442
Income from discontinued operations	$3,813	$1,900	$4,858	$2,661
Per common share, basic and diluted(1)	$0.03	$0.02	$0.04	$0.02

(1)   The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

13.     Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2012 and 2011:

Month	2012	2011

January	$ 0.1455000	$ 0.1442500
February	0.1455000	0.1442500
March	0.1455000	0.1442500
April	0.1458125	0.1445625
May	0.1458125	0.1445625
June	0.1458125	0.1445625

Total	$ 0.8739375	$ 0.8664375

At June 30, 2012, a distribution of $0.146125 per common share was payable and was paid in July 2012.

B.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first six months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million. During the first six months of 2011, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock. Beginning December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25 per share, plus any accrued and unpaid dividends. During each of the first six months of 2012 and 2011, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2012, a monthly dividend of $0.140625 per share was payable and was paid in July 2012.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25 per share, plus any accrued and unpaid dividends. During the first six months of 2012, we paid four monthly dividends to holders of our Class F preferred stock totaling $0.5842887 per share, or $9.1 million, and at June 30, 2012, a monthly dividend of $0.138021 per share was payable and was paid in July 2012. The initial March 2012 dividend on our Class F preferred stock covered 37 days.

We are current on our obligations to pay dividends on our Class E and Class F preferred stock.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average shares used for the basic net income per share computation	132,592,939	125,999,323	132,643,698	122,547,027
Incremental shares from share-based compensation	235,601	202,724	141,515	144,391
Adjusted weighted average shares used for diluted net income per share computation	132,828,540	126,202,047	132,785,213	122,691,418
Unvested shares from share-based compensation that were anti-dilutive	16,200	12,600	16,400	12,600

15.     Supplemental Disclosures of Cash Flow Information

Interest paid was $55.7 million in the first six months of 2012 and was $49.0 million in the first six months of 2011.

Interest capitalized to properties under development was $277,000 in the first six months of 2012 and was $173,000 in the first six months of 2011.

Income taxes paid were $818,000 in the first six months of 2012 and were $946,000 in the first six months of 2011.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense was $5.6 million for the first six months of 2012 and was $4.3 million for the first six months of 2011.

B.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $1.9 million at June 30, 2012, and $3.6 million at June 30, 2011.

C.  In 2011, we entered into loan agreements to fund development of real estate. Accrued loans receivable resulted in an increase in other assets of $889,000 at June 30, 2012.

D.  As part of the acquisition of three properties, during the first six months of 2011, we assumed $58.6 million of mortgages payable to third-party lenders and recorded $820,000 of net premiums. See note 6 for a discussion of these transactions.

E.  See note 12 for a discussion of impairments recorded by Realty Income in discontinued operations for the first six months of 2011.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2012 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2012	2011
Segment net real estate:
Automotive service	$ 99,803	$ 101,175
Automotive tire services	188,267	191,387
Beverages	312,694	314,832
Child care	64,151	66,474
Convenience stores	679,895	690,246
Drug stores	159,015	154,015
General merchandise	199,647	17,690
Grocery stores	218,857	221,678
Health and fitness	292,475	293,624
Restaurants - casual dining	463,378	471,842
Restaurants - quick service	268,347	277,648
Theaters	377,101	383,452
Transportation services	116,684	107,632
Wholesale club	152,934	154,964
25 non-reportable segments	710,933	713,349
Total segment net real estate	4,304,181	4,160,008

Intangible assets:
Automotive tire services	500	529
Beverages	3,442	3,571
Drug stores	15,290	14,422
Grocery stores	5,467	5,655
Health and fitness	1,495	1,566
Restaurants - quick service	3,750	4,037
Theaters	28,812	31,162
Transportation services	28,624	28,944
Other non-reportable segments	60,519	63,450
Goodwill:
Automotive service	472	472
Automotive tire services	866	866
Child care	5,312	5,353
Convenience stores	2,069	2,073
Restaurants - casual dining	2,450	2,461
Restaurants - quick service	1,262	1,318
Other non-reportable segments	4,663	4,663
Other corporate assets	107,385	88,839
Total assets	$ 4,576,559	$ 4,419,389

	Three months ended		Six months ended
Revenue	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Segment rental revenue:
Automotive service	$ 3,744	$ 3,859	$ 7,558	$ 7,855
Automotive tire services	5,656	6,595	11,290	12,224
Beverages	6,105	5,843	12,210	11,512
Child care	5,365	5,434	10,781	11,003
Convenience stores	19,368	19,262	38,664	38,490
Drug stores	4,092	4,035	8,124	7,759
General merchandise	1,765	679	2,434	1,329
Grocery stores	4,387	1,634	8,779	3,268
Health and fitness	7,955	6,242	15,932	12,474
Restaurants - casual dining	8,648	11,329	17,522	22,714
Restaurants - quick service	7,045	5,976	14,386	12,391
Theaters	11,127	7,980	22,259	15,936
Transportation services	2,918	2,157	5,627	2,848
Wholesale club	3,025	-	6,051	-
25 non-reportable segments	23,838	20,336	47,443	38,131
Total rental revenue	115,038	101,361	229,060	197,934
Other revenue	605	259	858	398
Total revenue	$ 115,643	$ 101,620	$ 229,918	$ 198,332

17.     Common Stock Incentive Plans

In March 2012, our Board of Directors adopted, and in May 2012, stockholders approved, the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, or SPR, stock appreciation rights, or SAR, and other awards, will be no more than 3,985,734 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 3,200,000. The 2012 Plan replaced the 2003 Incentive Award Plan of Realty Income Corporation, or the 2003 Plan, which was set to expire in March 2013. No further awards will be granted under the 2003 Plan. The disclosures below incorporate activity for both the 2003 Plan and the 2012 Plan.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.6 million during the second quarter of 2012, was $2.2 million during the second quarter of 2011, was $5.6 million during the first six months of 2012, and was $4.3 million during the first six months of 2011.

The following table summarizes our common stock grant activity under our 2003 Plan and 2012 Plan, or the Incentive Award Plans.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2012		For the year ended December 31, 2011
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)

Outstanding nonvested shares, beginning of year	925,526	$ 20.21	924,294	$ 19.69
Shares granted	260,411	35.03	247,214	33.94
Shares vested	(286,276)	27.39	(245,487)	25.26
Shares forfeited	(275)	26.02	(495)	31.37

Outstanding nonvested shares, end of each period	899,386	$ 24.76	925,526	$ 20.21

(1) Grant date fair value.

During the first six months of 2012, we issued 260,411 shares of common stock under our Incentive Award Plans. These shares vest over the following service periods: 26,484 vested immediately, 68,600 vest over a service period of two years, 16,000 vest over a service period of three years and 149,327 vest over a service period of five years.

As of June 30, 2012, the remaining unamortized share-based compensation expense totaled $22.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Incentive Award Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2012 or 2011.

18.     Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DSPP authorizes up to 6,000,000 common shares to be issued.  During the first six months of 2012, we issued 41,513 shares and raised approximately $1.6 million under the DSPP. Since inception of the DSPP, we have issued 101,118 shares and raised approximately $3.6 million.

19.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2012, we have contingent payments of $2.8 million for tenant improvements and leasing costs. In addition, we have committed $9.9 million under construction contracts, which is expected to be paid in the next six months.

20.     Subsequent Events

In July 2012, we declared the following dividends, which will be paid in August 2012:

-                    $0.146125 per share to our common stockholders;

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

•                  Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant properties; and

•                  Future expenditures for development projects.

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In acquiring additional properties, our strategy is primarily to acquire properties that are:

•                  Freestanding, single-tenant locations;

•                  Leased to regional and national commercial enterprises; and

•                  Leased under long-term, net-lease agreements.

At June 30, 2012, we owned a diversified portfolio:

•                  Of 2,762 properties;

•                  With an occupancy rate of 97.3%, or 2,687 properties leased and only 75 properties available for lease;

•                  Leased to 136 different retail and other commercial enterprises doing business in 38 separate industries;

•                  Located in 49 states;

•                  With over 28.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 10,400 square feet.

Of the 2,762 properties in the portfolio, 2,746, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At June 30, 2012, of the 2,746 single-tenant properties, 2,672 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years.

We typically acquire properties under long-term leases with regional and national retailers and other commercial enterprises. Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs. In general, our net-lease agreements:

•                  Are for initial terms of 10 to 20 years;

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

We primarily focus on acquiring properties leased to retail and other commercial enterprises based on the following guidelines:

•                  Tenants with reliable and sustainable cash flow;

•                  Tenants with revenue and cash flow from multiple sources;

•                  Large owners and users of real estate;

•                  Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);

•                  Real estate and tenants that are willing to sign a long-term lease (10 or more years); and

•                  Property transactions where we can achieve an attractive spread over our cost of capital.

Historically, our investment focus has primarily been on retail and other commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended June 30, 2012, approximately 77% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy

We typically acquire and lease properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a four-part analysis that examines each potential investment based on:

•                  Industry, company, market conditions and credit profile;

•                  For retail locations, store profitability, if profitability data is available;

•                  The importance of the location of the real estate to the operations of the company’s business; and

•                  Overall real estate characteristics, including property value and comparative rental rates.

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national retailers and other commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. Our acquisition strategy is to act as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting potential investments, we generally seek to acquire real estate that has the following characteristics:

•                  Properties that are freestanding, commercially-zoned with a single tenant;

•                 Properties that are important locations for regional and national commercial enterprises;

•                  Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;

•                  Properties that are located within attractive demographic areas, relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

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

Our executives regularly review and analyze:

•                  The performance of the various industries of our tenants; and

•                  The operation, management, business planning and financial condition of our tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At June 30, 2012, we classified real estate with a carrying amount of $19.0 million as held for sale on our balance sheet. For the remainder of 2012, we intend to employ more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $25 million and $70 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets

In the commercial real estate market, property prices have continued or generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 43-year policy of paying monthly dividends. Monthly dividends per common share increased by $0.0003125 in April 2012 to $0.1458125, and increased by $0.0003125 in July 2012 to $0.146125. The increase in July 2012 was our 59th consecutive quarterly increase and the 66th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2012, we paid three monthly cash dividends per share in the amount of $0.1455 and three in the amount of $0.1458125, totaling $0.8739375. In June 2012 and July 2012, we declared dividends of $0.146125 per share, which were paid in July 2012 and will be paid in August 2012, respectively.

The monthly dividends of $0.146125 per share represents current annualized dividends of $1.7535 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $41.77 on June 30, 2012. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Second Quarter of 2012

During the second quarter of 2012, Realty Income invested $210.8 million in 145 new properties and properties under development, with an initial weighted average contractual lease rate of 7.1%. These 145 new properties are located in 28 states, will contain over 1.4 million leasable square feet, and are 100% leased with an average lease term of 15.0 years.

Acquisitions during the First Six Months of 2012

During the first six months of 2012, Realty Income invested $221.5 million in 147 new properties and properties under development, with an initial weighted average contractual lease rate of 7.2%. These 147 new properties are located in 28 states, will contain over 1.4 million leasable square feet, and are 100% leased with an average lease term of 15.0 years. The tenants of the 147 properties acquired, operate in six industries: automotive collision services, crafts and novelties, drug store, general merchandise, restaurants – quick service, and transportation services.

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

In April 2012 we announced the signing of purchase agreements to acquire properties with an aggregate value of approximately $514 million, which were anticipated to close during the second quarter.  Included in the $221.5 million invested during the first six months of 2012, is $198 million invested in 139 properties of the previously announced acquisitions. Agreements to acquire properties for approximately $316 million have been terminated and will not be acquired. However, transaction flow remains strong, and we continue to believe we will meet or exceed our previously stated 2012 target of $650 million in new property acquisitions. While the total amount of acquisitions for 2012 will likely be higher than previously anticipated, the timing of the remaining acquisitions will be weighted more heavily towards the end of the year.

Portfolio Discussion

Leasing Results

At June 30, 2012, we had 75 properties available for lease out of 2,762 properties in our portfolio, which represents a 97.3% occupancy rate. Since December 31, 2011, when we reported 87 properties available for lease and a 96.7% occupancy rate, we:

•                  Leased 24 properties;

•                  Sold ten properties available for lease; and

•                  Have 22 new properties available for lease.

During the first six months of 2012, 62 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $4.7 million, as compared to the previous rent charged on these same properties of $4.8 million. At June 30, 2012, our average annualized rental revenue was approximately $16.99 per square foot on the 2,687 leased properties in our portfolio.

Investments in Existing Properties

In the second quarter of 2012, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $431,000 for re-leasing costs and $914,000 for building and tenant improvements.

In the first six months of 2012, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $698,000 for re-leasing costs and $1.7 million for building and tenant improvements.

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

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014. The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension. Under this new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

Issuances and Redemption of Preferred Stock

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price $25.2863 per share. Of the aggregate net proceeds of approximately $395.4 million from these issuances, $127.5 million were used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay borrowings under our credit facility.  The dividend rate difference of 0.75% between the Class D and Class F preferred stock provides us dividend savings of $956,000 annually on the Class D redemption amount of $127.5 million. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share. The initial dividend of $0.1702257 per share was paid on March 15, 2012, and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly, in arrears.

We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25 per share, plus accrued dividends. We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

Universal Shelf Registration

In March 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in March 2015. This replaces our prior shelf registration statement, which expired in March 2012. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

2012 Incentive Award Plan

In March 2012, our Board of Directors adopted, and in May 2012, stockholders approved, the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The 2012 Plan replaced the 2003 Incentive Award Plan of Realty Income Corporation, which was set to expire in March 2013.

Net Income Available to Common Stockholders

Net income available to common stockholders was $33.0 million in the second quarter of 2012, versus $33.2 million in the second quarter of 2011, a decrease of $235,000. On a diluted per common share basis, net income was $0.25 in the second quarter of 2012, compared to $0.26 in the second quarter of 2011.

Net income available to common stockholders was $59.0 million in the first six months of 2012, versus $63.1 million in the same period of 2011, a decrease of $4.1 million. On a diluted per common share basis, net income was $0.44 in the first six months of 2012, compared to $0.51 in the first six months of 2011. Net income available to common stockholders in the first six months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the second quarter of 2012 was $3.4 million, as compared to the gain from the sale of properties and excess land of $1.3 million during the second quarter of 2011. The gain from the sale of properties during the first six months of 2012 was $4.0 million, as compared to the gain from the sale of properties and excess land of $1.4 million during the first six months of 2011.

Funds from Operations Available to Common Stockholders (FFO)

In the second quarter of 2012, our FFO increased by $4.3 million, or 7.1%, to $65.2 million, versus $60.9 million in the second quarter of 2011. On a diluted per common share basis, FFO was $0.49 in the second quarter of 2012, compared to $0.48 in the second quarter of 2011, an increase of $0.01, or 2.1%.

In the first six months of 2012, our FFO increased by $8.2 million, or 7.0%, to $125.9 million, versus $117.7 million in the first six months of 2011. On a diluted per common share basis, FFO was $0.95 in the first six months of 2012, compared to $0.96 in the first six months of 2011, a decrease of $0.01, or 1.0%. FFO in the first six months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

See our discussion of FFO (which is not a financial measure under U.S. generally accepted accounting principles, or GAAP) later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the second quarter of 2012, our AFFO increased by $4.1 million, or 6.6%, to $66.5 million, versus $62.4 million in the second quarter of 2011. On a diluted per common share basis, AFFO was $0.50 in the second quarter of 2012, as compared to $0.49 in the second quarter of 2011, an increase of $0.01, or 2.0%. In the first six months of 2012, our AFFO increased by $12.2 million, or 10.1%, to $132.8 million, versus $120.6 million in the first six months of 2011. On a diluted per common share basis, AFFO was $1.00 in the first six months of 2012, as compared to $0.98 in the first six months of 2011, an increase of $0.02, or 2.0%.

See our discussion of AFFO (which is not a financial measure under GAAP) later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1 billion credit facility, and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2012, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $1.99 billion, or approximately 24.3% of our total market capitalization of $8.19 billion.

We define our total market capitalization at June 30, 2012 as the sum of:

•                  Shares of our common stock outstanding of 133,439,028 multiplied by the last reported sales price of our common stock on the NYSE of $41.77 per share on June 30, 2012, or $5.57 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $183.6 million on our credit facility;

•                  Outstanding mortgages payable of $56.7 million; and

•                  Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt

As of June 30, 2012, we had $56.2 million of mortgages payable, which were assumed in connection with our property acquisitions in 2011. Additionally, at June 30, 2012, we have net premiums totaling $463,000 on these mortgages. During the first six months of 2012, we paid $11 million in principal payments, which includes $10.7 million to pay off one mortgage in March.

Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014. The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension. Under this new credit facility, our current investment grade credit ratings provide for financing at LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR, as compared to our previous credit facility where the interest rate was LIBOR, plus 1.85% with a facility commitment fee of 0.35%, for all-in drawn pricing of 2.20% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. At June 30, 2012, we had a borrowing capacity of $816.4 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $183.6 million. The interest rate on borrowings outstanding under our credit facility, at June 30, 2012, was 1.3% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2012, we remain in compliance with these covenants.

We expect to use our credit facility to acquire additional properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $500 million, to a total borrowing capacity of $1.5 billion. Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

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

Authorized Shares

In June 2012, our stockholders approved an increase in the number of authorized shares of our common stock to 370,100,000 and the number of authorized shares of our preferred stock to 69,900,000.

Cash Reserves

We acquire and lease properties and distribute to stockholders, in the form of monthly cash dividends, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2012, we had cash and cash equivalents totaling $6.1 million.

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

Based on our current ratings, the current facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.

In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which ranges from (i) 0.45% for a rating lower than BBB-/Baa3, and (ii) 0.15% for a credit rating of A-/A3 or higher.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2012, sorted by maturity date (dollars in millions):

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
$1,750

All of our outstanding unsecured notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At June 30, 2012, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of June 30, 2012 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.1%
Debt service coverage (trailing 12 months)	> 1.5 x	3.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	265.8%

The following table summarizes the maturity of each of our obligations as of June 30, 2012 (dollars in millions):

Table of Obligations

					Ground	Ground
					Leases	Leases
Year of	Credit	Notes and	Mortgages		Paid by Realty	Paid by Our
Maturity	Facility(1)	Bonds	Payable(2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2012	$--	$--	$0.3	$55.7	$0.1	$2.1	$12.7	$70.9
2013	--	100.0	20.9	107.1	0.1	4.1	--	232.2
2014	--	--	11.4	102.5	0.1	3.9	--	117.9
2015	--	150.0	23.6	99.7	0.1	3.9	--	277.3
2016	183.6	275.0	--	87.2	0.1	3.8	--	549.7
Thereafter	--	1,225.0	--	429.3	0.2	49.3	--	1,703.8
Totals	$183.6	$1,750.0	$56.2	$881.5	$0.7	$67.1	$12.7	$2,951.8

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes net premiums recorded on the mortgages payable.  The balance of these net premiums at June 30, 2012, is $463,000.

(3) Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of June 30, 2012 through their respective maturity dates.

(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $9.9 million of commitments under construction contracts and $2.8 million of contingent payments for tenant improvements and leasing costs.

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

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares will be paid monthly in arrears.

We are current on our obligations to pay dividends on our Class E and Class F preferred stock.

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

Dividend Policy

Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2011, our cash distributions totaled $243.6 million, or approximately 127.7% of our estimated taxable income of $190.8 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first six months of 2012, totaled $116.6 million, representing 87.8% of our adjusted funds from operations available to common stockholders of $132.8 million. In comparison, our 2011 cash distributions to common stockholders totaled $219.3 million, representing 86.5% of our adjusted funds from operations available to common stockholders of $253.4 million.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition and capital requirements, the annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions paid by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Dividends of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate on non-corporate taxpayers for “qualified dividend income” is generally 15%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiary, Crest Net Lease, Inc., or Crest) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). For taxable years beginning after December 31, 2012, the 15% capital gains tax rate is currently scheduled to increase to 20%, and the rate applicable to dividends is currently scheduled to increase to the tax rate then applicable to ordinary income.

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 20.6% of the distributions to our common stockholders, made or deemed to have been made in 2011, were classified as a return of capital for federal income tax purposes. We estimate that in 2012, between 15% and 22% of the distributions may be classified as a return of capital.

Matters Pertaining To Certain Tenants

Friendly Ice Cream Corporation, or Friendly’s, one of our tenants, emerged from bankruptcy on June 28, 2012.  We continue to estimate that we will recover approximately 80% of the $16.1 million of annualized rent that Friendly’s was paying us before their bankruptcy filing.  Buffets Holding, Inc., or Buffets, another one of our tenants, emerged from bankruptcy on July 18, 2012.  We continue to estimate that we will recover approximately 65% of the $18.2 million of annual rent that Buffets was paying us before their bankruptcy filing.

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

When acquiring a property, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable. In addition, any assumed mortgages payable are recorded at their estimated fair values.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.

Rental Revenue

Rental revenue was $115.0 million for the second quarter of 2012, versus $101.4 million for the second quarter of 2011, an increase of $13.6 million, or 13.4%. The increase in rental revenue in the second quarter of 2012, compared to the second quarter of 2011, is primarily attributable to:

•	The 147 properties (1.5 million square feet) acquired by Realty Income in 2012, which generated $1.5 million of rent in the second quarter of 2012;
•

The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $19.68 million of rent in the second quarter of 2012 compared to $4.95 million of rent in the second quarter of 2011, for an increase of $14.7 million;

•	Same store rents generated on 2,287 properties (19.6 million square feet), during the second quarters of 2012 and 2011, decreased by $1.0 million, or 1.1%, to $92.14 million from $93.18 million;
•

A net decrease of $1.7 million relating to the aggregate of (i) rental revenue from 130 properties (1.1 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 45 properties sold during 2012 and 2011, and (iii) lease termination settlements, which, in aggregate, totaled $1.2 million in the second quarter of 2012 compared to $2.9 million in the second quarter of 2011; and

•	A net increase in straight-line rent and other non-cash adjustments to rent of $197,000, in the second quarter of 2012, as compared to the second quarter of 2011.

Rental revenue was $229.1 million for the first six months of 2012, versus $197.9 million for the first six months of 2011, an increase of $31.2 million, or 15.8%.  The increase in rental revenue in the first six months of 2012, compared to the first six months of 2011, is primarily attributable to:

•	The 147 properties (1.5 million square feet) acquired by Realty Income in 2012, which generated $1.5 million of rent in the first six months of 2012;
•

The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $39.2 million of rent in the first six months of 2012 compared to $5.6 million in the first six months of 2011, for an increase of $33.6 million;

•	Same store rents generated on 2,287 properties (19.6 million square feet) during the first six months of 2012 and 2011 decreased by $2.0 million, or 1.1%, to $184.46 million from $186.43 million;
•

A net decrease of $2.7 million relating to the aggregate of (i) rental revenue from 130 properties (1.1 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 45 properties sold during 2012 and 2011, and (iii) lease termination settlements, which in aggregate, totaled $2.7 million in the first six months of 2012 compared to $5.4 million in the first six months of 2011; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $547,000 in the first six months of 2012 as compared to the first six months of 2011.

Excluding 180 leases with Friendly’s and Buffets, same store rents generated on 2,107 properties, during the second quarter of 2012, increased by $908,000, or 1.1%, to $86.45 million from $85.54 million. Excluding 180 leases with Friendly’s and Buffets, same store rents generated on 2,107 properties, during the first six months of 2012, increased by $1.9 million, or 1.1%, to $173.1 million from $171.2 million.

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

Of the 2,762 properties in the portfolio at June 30, 2012, 2,746, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. Of the 2,746 single-tenant properties, 2,672, or 97.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years at June 30, 2012. Of our 2,672 leased single-tenant properties, 2,458, or 92.0%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $274,000 in the second quarter of 2012, and $235,000 in the second quarter of 2011. Percentage rent was $852,000 in the first six months of 2012 and $685,000 in the first six months of 2011. Percentage rent, in the second quarter and first six months of 2012, was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2012.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2012, our portfolio of 2,762 properties was 97.3% leased with 75 properties available for lease, as compared to 87 at December 31, 2011 and 68 at June 30, 2011. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization

Depreciation and amortization was $35.5 million for the second quarter of 2012, as compared to $28.7 million in the second quarter of 2011. Depreciation and amortization was $70.6 million for the first six months of 2012, as compared to $55.1 million for the first six months of 2011. The increase in depreciation and amortization was primarily due to the acquisition of properties in 2012 and 2011, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

Interest expense was $28.8 million for the second quarter of 2012, as compared to $25.6 million for the second quarter of 2011. Interest expense was $57.8 million for the first six months of 2012, as compared to $50.8 million for the first six months of 2011.  The increase in interest expense was primarily due to an increase in borrowings attributable to the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011, interest on our mortgages payable, and higher credit facility borrowings, which were partially offset by lower average interest rates.

As a result of entering into our current credit facility, we incurred credit facility origination costs of $7.1 million.  At June 30, 2012, included in other assets on our consolidated balance sheet is $6.8 million of the $7.1 million, and $2.5 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest on our credit facility, notes, bonds and mortgages	$27,562	$24,683	$55,526	$48,904
Interest included in discontinued operations	(149)	(198)	(339)	(399)
Credit facility commitment fees	415	377	792	754
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	1,110	887	2,056	1,683
Interest capitalized	(132)	(102)	(277)	(173)

Interest expense	$28,806	$25,647	$57,758	$50,769

	Three months ended		Six months ended
Credit facility, mortgages and notes outstanding	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Average outstanding balances (dollars in thousands)	$1,883,041	$1,634,727	$1,902,648	$1,620,085
Average interest rates	5.85%	6.04%	5.83%	6.04%

At June 30, 2012, the weighted average interest rate on our:

•                  Notes and bonds payable of $1.75 billion was 6.03%;

•                  Mortgages payable of $56.7 million was 5.38%;

•                  Credit facility outstanding borrowings of $183.6 million was 1.32%; and

•                  Combined outstanding notes, bonds, mortgages and credit facility borrowings of $1.99 billion was 5.58%.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because it is widely followed by industry analysts, lenders and investors and is used by management as one measure of performance. In addition, management utilizes Adjusted EBITDA because our $1 billion credit facility uses a similar metric to measure our compliance with certain covenants. EBITDA and Adjusted EBITDA should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

The following is a reconciliation of net income, our most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$43,407	$39,248	$82,671	$75,247
Interest expense	28,806	25,647	57,758	50,769
Interest expense included in discontinued operations	149	198	339	399
Income taxes	405	368	810	735
Income tax benefit included in discontinued operations	(127)	(88)	(159)	(179)
Depreciation and amortization	35,475	28,673	70,560	55,104
Depreciation and amortization in discontinued operations	163	386	381	807

EBITDA	$108,278	$94,432	$212,360	$182,882
Provisions for impairment	--	10	--	210
Amortization of net premiums on mortgages payable	(71)	--	(168)	--
Gain on sale of land	--	(155)	--	(155)
Gain on property sales in discontinued operations	(3,354)	(1,096)	(3,965)	(1,224)

Adjusted EBITDA	$104,853	$93,191	$208,227	$181,713

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

	Three months ended		Six months ended
Dollars in thousands	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Adjusted EBITDA	$104,853	$93,191	$208,227	$181,713
Divided by interest expense(1)	$28,955	$25,845	$58,097	$51,168

Interest coverage ratio	3.6	3.6	3.6	3.6

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

	Three months ended		Six months ended
Dollars in thousands	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Adjusted EBITDA	$104,853	$93,191	$208,227	$181,713
Divided by interest expense plus preferred stock dividends(1)	$39,412	$31,908	$78,050	$63,295

Fixed charge coverage ratio	2.7	2.9	2.7	2.9

(1) Includes interest expense recorded to discontinued operations. Excludes the charge of $3.7 million for the excess of redemption value over carrying value of the Class D preferred shares redeemed during the six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $9.3 million in the second quarter of 2012, as compared to $8.0 million in the second quarter of 2011. Included in general and administrative expenses are one-time acquisition transaction costs of $392,000, for the second quarter of 2012, as compared to $542,000, for the second quarter of 2011.

General and administrative expenses increased by $2.5 million to $18.4 million in the first six months of 2012, as compared to $15.9 million in the first six months of 2011. Included in general and administrative expenses are one-time acquisition transaction costs of $634,000, for the first six months of 2012, as compared to $913,000, for the first six months of 2011. General and administrative expenses increased primarily due to increases in employee and proxy costs. In July 2012, we had 89 employees, as compared to 78 employees in July 2011.

	Three months ended		Six months ended
Dollars in thousands	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
General and administrative expenses	$ 9,273	$ 7,987	$ 18,441	$ 15,857
Total revenue	$ 115,643	$ 101,620	$ 229,918	$ 198,332
General and administrative expenses as a percentage of total revenue	8.0%	7.9%	8.0%	8.0%

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased multi-tenant properties and general portfolio expenses. Expenses related to unleased properties and multi-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2012, 75 properties were available for lease, as compared to 87 at December 31, 2011 and 68 at June 30, 2011.

Property expenses were $2.1 million in the second quarter of 2012, as compared to $1.6 million in the second quarter of 2011. Property expenses were $4.5 million in the first six months of 2012, as compared to $3.3 million in the first six months of 2011. The increase in property expenses is primarily attributable to higher insurance costs, legal costs associated with properties available for lease, and an increase in bad debt expense.

Income Taxes

Income taxes were $405,000 in the second quarter of 2012, as compared to $368,000 in the second quarter of 2011. Income taxes were $810,000 in the first six months of 2012, as compared to $735,000 in the first six months of 2011. These amounts are for city and state income and franchise taxes paid by Realty Income.

Discontinued Operations

Operations from 16 investment properties classified as held for sale at June 30, 2012, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Income from discontinued operations	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gain on sales of investment properties	$ 3,354	$ 1,096	$ 3,965	$ 1,224
Rental revenue	518	1,119	1,164	2,361
Other revenue	7	6	21	27
Depreciation and amortization	(163)	(386)	(381)	(807)
Property expenses	(99)	(145)	(236)	(376)
Provisions for impairment	--	(10)	--	(210)
Crest’s income from discontinued operations	196	220	325	442
Income from discontinued operations	$ 3,813	$ 1,900	$ 4,858	$ 2,661
Per common share, basic and diluted(1)	$ 0.03	$ 0.02	$ 0.04	$ 0.02

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Crest’s Assets and Property Sales

At June 30, 2012, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, owned three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $19.0 million at June 30, 2012.

During the first six months of 2012 and 2011, Crest did not buy or sell any properties.

Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2012, we sold 14 investment properties for $15.0 million, which resulted in a gain of $3.4 million. During the first six months of 2012, we sold 19 investment properties for $18.6 million, which resulted in a gain of $4.0 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2011, we sold six investment properties for $3.3 million, which resulted in a gain of $1.1 million. During the first six months of 2011, we sold nine investment properties for $4.4 million, which resulted in a gain of $1.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, during the second quarter of 2011, we sold excess land from three properties for $675,000, which resulted in a gain of $155,000. This gain is included in other revenue on our consolidated statement of income for the three and six months ended June 30, 2011 because this excess land was associated with properties that continue to be owned as part of our core operations.

Provisions for Impairment on Realty Income Investment Properties

For the first six months of 2012, we did not record any provisions for impairment. For the second quarter of 2011, we recorded a provision for impairment of $10,000 on one property, which was sold in 2011. For the first six months of 2011, we recorded total provisions for impairment of $210,000 on three properties; one in the automotive service industry, one in the motor vehicle dealerships industry and one in the pet supplies and services industry, all of which were sold in 2011.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the second quarter of 2012, $6.1 million in the second quarter of 2011, $20.0 million in the first six months of 2012, and $12.1 million in the first six months of 2011.

When we redeemed our Class D preferred stock in March 2012, we incurred a charge of $3.7 million for the excess of redemption value over the carrying value. This charge, representing the Class D preferred stock original issuance cost that was paid in 2004, was recorded as a reduction to net income available to common stockholders when the shares were redeemed during the first six months of 2012. On a diluted per common share basis, this charge was $0.03.

Net Income Available to Common Stockholders

Net income available to common stockholders was $33.0 million in the second quarter of 2012, a decrease of $235,000 as compared to $33.2 million in the second quarter of 2011. Net income available to common stockholders was $59.0 million in the first six months of 2012, a decrease of $4.1 million, as compared to $63.1 million in the first six months of 2011. Net income available to common stockholders, in the first six months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of investment properties recognized during the second quarter of 2012 was $3.4 million, as compared to $1.3 million during the second quarter of 2011. The gain from the sale of investment properties during the first six months of 2012 was $4.0 million, as compared to $1.4 million during the first six months of 2011.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2012 increased by $4.3 million, or 7.1%, to $65.2 million, as compared to $60.9 million for the second quarter of 2011. FFO for the first six months of 2012 increased by $8.2 million, or 7.0%, to $125.9 million, as compared to $117.7 million for the first six months of 2011. FFO for the first six months of 2012 includes a $3.7 million charge associated with the Class D preferred stock redemption. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income available to common stockholders	$ 32,950	$ 33,185	$ 59,022	$ 63,120
Depreciation and amortization:
Continuing operations	35,475	28,673	70,560	55,104
Discontinued operations	163	386	381	807
Depreciation of furniture, fixtures, and equipment	(67)	(59)	(135)	(120)
Provisions for impairment on Realty Income investment properties	--	10	--	210
Gain on sales of land and investment properties:
Continuing operations	--	(155)	--	(155)
Discontinued operations	(3,354)	(1,096)	(3,965)	(1,224)

FFO available to common stockholders	$ 65,167	$ 60,944	$ 125,863	$ 117,742
FFO per common share:
Basic	$ 0.49	$ 0.48	$ 0.95	$ 0.96
Diluted	$ 0.49	$ 0.48	$ 0.95	$ 0.96

Distributions paid to common stockholders	$ 58,360	$ 55,008	$ 116,552	$ 106,131
FFO in excess of distributions paid to common stockholders	$ 6,807	$ 5,936	$ 9,311	$ 11,611
Weighted average number of common shares used for computation per share:
Basic	132,592,939	125,999,323	132,643,698	122,547,027
Diluted	132,828,540	126,202,047	132,785,213	122,691,418

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2012 increased by $4.1 million, or 6.6%, to $66.5 million, as compared to $62.4 million for the second quarter of 2011. AFFO for the first six months of 2012 increased by $12.2 million, or 10.1%, to $132.8 million, as compared to $120.6 million for the first six months of 2011. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution) or “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income available to common stockholders	$ 32,950	$ 33,185	$ 59,022	$ 63,120
Cumulative adjustments to calculate FFO(1)	32,217	27,759	66,841	54,622
FFO available to common stockholders	65,167	60,944	125,863	117,742
Excess of redemption value over carrying value of Class D preferred share redemption	--	--	3,696	--
Amortization of share-based compensation	2,593	2,167	5,550	4,347
Amortization of deferred financing costs(2)	578	474	1,111	850
Capitalized leasing costs and commissions	(431)	(380)	(698)	(649)
Capitalized building improvements	(914)	(535)	(1,707)	(1,209)
Other adjustments(3)	(494)	(300)	(1,022)	(471)
Total AFFO available to common stockholders	$ 66,499	$ 62,370	$ 132,793	$ 120,610
AFFO per common share:
Basic	$ 0.50	$ 0.50	$ 1.00	$ 0.98
Diluted	$ 0.50	$ 0.49	$ 1.00	$ 0.98

Distributions paid to common stockholders	$ 58,360	$ 55,008	$ 116,552	$ 106,131
AFFO in excess of distributions paid to common stockholders	$ 8,139	$ 7,362	$ 16,241	$ 14,479
Weighted average number of common shares used for computation per share:
Basic	132,592,939	125,999,323	132,643,698	122,547,027
Diluted	132,828,540	126,202,047	132,785,213	122,691,418

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2012, we owned a diversified portfolio:

•                  Of 2,762 properties;

•                  With an occupancy rate of 97.3%, or 2,687 properties leased and only 75 properties available for lease;

•                  Leased to 136 different retail and other commercial enterprises doing business in 38 separate industries;

•                  Located in 49 states;

•                  With over 28.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 10,400 square feet.

At June 30, 2012, of our 2,762 properties, 2,672 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended June 30, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Apparel stores	1.3%	1.4%	1.2%	1.1%	1.1%	1.2%	1.7%
Automotive collision services	1.1	0.9	1.0	1.1	1.0	1.1	1.3
Automotive parts	1.0	1.2	1.4	1.5	1.6	2.1	2.8
Automotive service	3.2	3.7	4.7	4.8	4.8	5.2	6.9
Automotive tire services	4.9	5.6	6.4	6.9	6.7	7.3	6.1
Aviation	0.8	0.5	--	--	--	--	--
Beverages	5.3	5.6	3.0	--	--	--	--
Book stores	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Business services	*	*	*	*	*	0.1	0.1
Child care	4.7	5.2	6.5	7.3	7.6	8.4	10.3
Consumer electronics	0.5	0.5	0.6	0.7	0.8	0.9	1.1
Convenience stores	16.9	18.5	17.1	16.9	15.8	14.0	16.1
Crafts and novelties	0.2	0.2	0.3	0.3	0.3	0.3	0.4
Drug stores	3.5	3.8	4.1	4.3	4.1	2.7	2.9
Education	0.7	0.7	0.8	0.9	0.8	0.8	0.8
Entertainment	0.9	1.0	1.2	1.3	1.2	1.4	1.6
Equipment services	0.4	0.4	0.2	0.2	0.2	0.2	0.2
Financial services	0.6	0.5	0.2	0.2	0.2	0.2	0.1
Food processing	1.2	0.7	--	--	--	--	--
General merchandise	1.5	0.6	0.8	0.8	0.8	0.7	0.6
Grocery stores	3.8	1.6	0.9	0.7	0.7	0.7	0.7
Health and fitness	6.9	6.4	6.9	5.9	5.6	5.1	4.3
Home furnishings	1.0	1.1	1.3	1.3	2.4	2.6	3.1
Home improvement	1.6	1.7	2.0	2.2	2.1	2.4	3.4
Motor vehicle dealerships	2.2	2.2	2.6	2.7	3.2	3.1	3.4
Office supplies	0.8	0.9	0.9	1.0	1.0	1.1	1.3
Packaging	0.6	0.4	--	--	--	--	--
Paper	0.2	0.1	--	--	--	--	--
Pet supplies and services	0.6	0.7	0.9	0.9	0.8	0.9	1.1
Restaurants - casual dining	7.5	10.9	13.4	13.7	14.3	14.9	7.0
Restaurants - quick service	6.3	6.6	7.7	8.3	8.2	6.6	4.9
Shoe stores	0.2	0.2	0.1	--	--	--	--
Sporting goods	2.6	2.7	2.7	2.6	2.3	2.6	2.9
Telecommunications	0.9	0.7	--	--	--	--	--
Theaters	9.6	8.8	8.9	9.2	9.0	9.0	9.6
Transportation services	2.5	1.8	0.2	0.2	0.2	0.2	0.3
Video rental	0.0	0.0	0.2	1.0	1.1	1.7	2.1
Wholesale clubs	2.6	0.7	--	--	--	--	--
Other	1.3	1.4	1.7	1.8	1.9	2.3	2.7
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*      Less than 0.1%

(1)   Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of June 30, 2012 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	June 30, 2012(1)	Revenue
Retail	2,704	23,337,700	$ 99,344	86.1%
Agriculture	15	184,500	5,082	4.4
Distribution	14	2,196,200	4,003	3.5
Manufacturing	6	1,418,600	2,469	2.1
Office	8	778,500	2,934	2.6
Industrial	15	850,500	1,540	1.3
Totals	2,762	28,766,000	$ 115,372	100.0%

(1)   Includes rental revenue for all properties owned by Realty Income at June 30, 2012, including revenue from properties reclassified as discontinued operations of $357.  Excludes revenue of $23 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at June 30, 2012 include the following:

AMC Theatres	5.2%	Hometown Buffet	2.7%
L.A. Fitness	5.0%	NPC International/Pizza Hut	2.6%
Diageo	4.9%	BJ’s Wholesale Club	2.5%
Northern Tier Energy/Super America	4.3%	Rite Aid	2.5%
Regal Cinemas	3.3%	Smart & Final	2.3%
Friendly’s Ice Cream	3.1%	FreedomRoads/Camping World	2.2%
The Pantry	3.0%	TBC Corporation	2.2%
Family Dollar	2.7%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 2,704 retail properties, included in the 2,762 total properties, owned by Realty Income at June 30, 2012, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industries	Number of Retail Properties	Retail Rental Revenue for the Quarter Ended June 30, 2012(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	20	$ 1,315	1.3%
Automotive service	232	3,744	3.8
Child care	233	5,365	5.4
Education	14	812	0.8
Entertainment	8	1,074	1.1
Equipment services	2	150	0.1
Financial services	14	215	0.2
Health and fitness	45	7,954	8.0
Theaters	43	11,126	11.2
Transportation services	1	187	0.2
Other	14	157	0.2
	626	32,099	32.3
Tenants Selling Goods and Services
Automotive parts (with installation)	22	452	0.5
Automotive tire services	158	5,656	5.7
Business services	1	5	*
Convenience stores	718	19,410	19.5
Motor vehicle dealerships	15	2,495	2.5
Pet supplies and services	14	666	0.7
Restaurants - casual dining	312	8,063	8.1
Restaurants - quick service	367	7,225	7.3
Video rental	3	1	*
	1,610	43,973	44.3
Tenants Selling Goods
Apparel stores	10	1,527	1.5
Automotive parts	46	758	0.8
Book stores	1	83	0.1
Consumer electronics	9	587	0.6
Crafts and novelties	5	239	0.2
Drug stores	59	4,092	4.1
General merchandise	170	1,765	1.8
Grocery stores	57	4,387	4.4
Home furnishings	45	1,206	1.2
Home improvement	27	1,534	1.5
Office supplies	11	919	0.9
Shoe stores	1	168	0.2
Sporting goods	21	2,982	3.0
Wholesale clubs	6	3,025	3.1
	468	23,272	23.4
Totals	2,704	$ 99,344	100.0%

*             Less than 0.1%

(1)          Includes rental revenue for all retail properties owned by Realty Income at June 30, 2012, including revenue from properties reclassified as discontinued operations of $357. Excludes revenue of $23 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,672 net leased, single-tenant properties as of June 30, 2012 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended June 30, 2012(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2012	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2012	% of Total Rental Revenue
2012	117	906,000	$ 2,445	2.2%	44	$ 903	0.8%	73	$ 1,542	1.4%
2013	151	1,162,200	3,867	3.4	45	1,566	1.4	106	2,301	2.0
2014	135	1,006,500	3,637	3.2	31	1,538	1.4	104	2,099	1.8
2015	155	832,800	3,561	3.1	69	1,809	1.6	86	1,752	1.5
2016	172	868,800	3,693	3.3	112	2,297	2.0	60	1,396	1.3
2017	118	1,122,000	3,850	3.4	41	2,341	2.1	77	1,509	1.3
2018	87	1,300,300	3,954	3.5	73	3,372	3.0	14	582	0.5
2019	142	1,527,200	7,342	6.5	132	6,882	6.1	10	460	0.4
2020	85	1,597,400	5,018	4.4	75	4,665	4.1	10	353	0.3
2021	178	1,903,600	8,175	7.2	170	7,665	6.8	8	510	0.4
2022	108	1,055,600	4,880	4.3	105	4,794	4.2	3	86	0.1
2023	254	2,174,900	10,497	9.3	251	10,147	9.0	3	350	0.3
2024	61	549,500	2,274	2.0	61	2,274	2.0	--	--	--
2025	208	1,724,400	11,733	10.4	203	11,615	10.3	5	118	0.1
2026	110	1,876,500	7,629	6.7	107	7,547	6.6	3	82	0.1
2027-2043	591	7,579,800	30,746	27.1	582	30,557	27.0	9	189	0.1
Totals	2,672	27,187,500	$113,301	100.0%	2,101	$ 99,972	88.4%	571	$ 13,329	11.6%

(1)   Excludes 15 multi-tenant properties and 75 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)   Includes rental revenue of $357 from properties reclassified as discontinued operations and excludes revenue of $2,071 from 15 multi-tenant properties and from 75 vacant and unleased properties at June 30, 2012. Excludes revenue of $23 from three properties owned by Crest.

(3)   Represents leases to the initial tenant of the property that are expiring for the first time.

(4)   Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2012 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2012(1)	Percentage of Rental Revenue
Alabama	65	95%	450,500	$ 1,774	1.5%
Alaska	2	100	128,500	307	0.3
Arizona	96	98	699,100	3,133	2.7
Arkansas	17	94	105,100	273	0.2
California	123	99	2,670,100	15,318	13.3
Colorado	60	93	514,800	1,902	1.6
Connecticut	23	96	269,100	1,126	1.0
Delaware	17	100	33,300	433	0.4
Florida	191	96	1,998,100	7,878	6.8
Georgia	144	95	1,270,100	4,950	4.3
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	333	0.3
Illinois	104	99	1,367,300	5,983	5.2
Indiana	84	96	830,600	3,683	3.2
Iowa	25	100	312,300	1,059	0.9
Kansas	38	95	650,900	1,366	1.2
Kentucky	24	96	142,600	655	0.6
Louisiana	39	100	384,600	1,276	1.1
Maine	3	100	22,500	139	0.1
Maryland	29	100	384,000	2,188	1.9
Massachusetts	64	92	575,400	2,307	2.0
Michigan	64	100	374,700	1,282	1.1
Minnesota	150	100	1,003,600	6,756	5.8
Mississippi	75	99	392,700	1,525	1.3
Missouri	77	99	1,047,300	3,754	3.3
Montana	2	100	30,000	89	0.1
Nebraska	20	95	204,100	509	0.4
Nevada	16	100	333,700	1,045	0.9
New Hampshire	15	93	217,200	947	0.8
New Jersey	32	94	258,000	1,922	1.7
New Mexico	17	100	139,000	266	0.2
New York	43	95	784,100	4,212	3.7
North Carolina	94	100	577,900	2,956	2.6
North Dakota	6	100	36,600	59	0.1
Ohio	142	96	1,350,500	4,241	3.7
Oklahoma	38	95	776,500	1,407	1.2
Oregon	20	100	384,200	1,238	1.1
Pennsylvania	103	98	907,200	4,103	3.5
Rhode Island	3	100	11,000	41	*
South Carolina	98	98	371,400	2,292	2.0
South Dakota	10	100	89,800	186	0.2
Tennessee	132	97	779,300	2,868	2.5
Texas	256	97	3,483,300	10,331	8.9
Utah	8	100	137,900	376	0.3
Vermont	4	100	12,700	136	0.1
Virginia	106	97	1,540,200	4,570	4.0
Washington	35	94	298,100	1,040	0.9
West Virginia	2	100	23,000	125	0.1
Wisconsin	31	94	291,300	992	0.9
Wyoming	3	100	21,100	21	*
Totals/Average	2,762	97%	28,766,000	$ 115,372	100.0%

*Less than 0.1%

(1)           Includes rental revenue for all properties owned by Realty Income at June 30, 2012, including revenue from properties reclassified as discontinued operations of $357. Excludes revenue of $23 from properties owned by Crest.

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

Of our 2,762 properties in the portfolio, approximately 96.7% or 2,672 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of June 30, 2012.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2012(1)	$ 0.3	6.25%	$ --	--%
2013(2)	120.9	5.67	--	--
2014(3)	11.4	6.25	--	--
2015(4)	150.0	5.50	23.6	4.74
2016(5)	275.0	5.95	183.6	1.32
Thereafter(6)	1,225.0	6.17	--	--
Totals(7)	$ 1,782.6	6.05%	$ 207.2	1.71%

Fair Value(8)	$ 2,005.5		$ 207.7

(1)           $0.3 million of fixed rate mortgages mature throughout the remainder of 2012.

(2)           $100 million of fixed rate senior notes mature in March 2013 and $20.9 million of fixed rate mortgages mature throughout 2013.

(3)           $11.4 million of fixed rate mortgages mature in 2014.

(4)           $150 million of fixed rate senior notes mature in November 2015 and $23.6 million of variable rate mortgages mature in 2015. The variable interest rate on the mortgages of $23.6 million is capped at 5.5%.

(5)           $275 million of fixed rate senior notes mature in September 2016 and the credit facility expires in May 2016.

(6)           As it relates to fixed rate senior notes, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $250 million matures in March 2035.

(7)           Excludes net premiums of $463,000 on our mortgages payable at June 30, 2012.

(8)           We base the estimated fair value of the fixed rate senior notes at June 30, 2012 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2012 on the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at June 30, 2012.

The table incorporates only those exposures that exist as of June 30, 2012. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except one, have fixed interest rates. Interest on our credit facility balance is variable. Based on our credit facility balance of $183.6 million at June 30, 2012, a 1% change in interest rates would change our interest costs by $1.8 million per year.

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

As of and for the quarter ended June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2012, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income Corporation 2012 Incentive Award Plan: (1) 5,502 shares of stock during April 2012, at a price of $33.57 per share and (2) 4,401 shares of stock during May 2012, at a price of $39.44 per share.

Item 6.             Exhibits

Exhibit No.                           Description

Articles of Incorporation and By-Laws

3.1                                                                              Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference), amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on August 2, 2011 and incorporated herein by reference); and amendment No. 4 dated June 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2012 and incorporated herein by reference).

3.2                                                                              Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated by reference) and February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated by reference).

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

Instruments defining the rights of security holders, including indentures

4.1                                                                              Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 and incorporated herein by reference).

4.2                                                                              Form of 5.375% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 7, 2003 and incorporated herein by reference).

4.3                                                                             Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 7, 2003 and incorporated herein by reference).

4.4                                                                              Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on November 24, 2003 and incorporated herein by reference).

4.5                                                                              Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on November 24, 2003 and incorporated herein by reference).

4.6                                                                              Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.7                                                                              Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.8                                                                              Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.9                                                                              Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.10                                                                       Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2006 and incorporated herein by reference).

4.11                                                                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 18, 2006 and incorporated herein by reference).

4.12                                                                       Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 5, 2007 and incorporated herein by reference).

4.13                                                                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 5, 2007 and incorporated herein by reference).

4.14                                                                       Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

4.15                                                                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

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

10.2	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

10.3	Amended and Restated Credit Agreement dated May 10, 2012 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 11, 2012 and incorporated herein by reference).

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files

*101

The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: July 26, 2012	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)