Form 10-Q
period 2012-09-30
REALTY INCOME CORP
filed 2012-10-25
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012, or

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

There were 133,452,011 shares of common stock outstanding as of October 18, 2012.

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.              Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(dollars in thousands, except per share data)

	2012	2011

ASSETS	(unaudited)
Real estate, at cost:
Land	$ 1,914,482	$ 1,749,378
Buildings and improvements	3,714,597	3,222,603
Total real estate, at cost	5,629,079	4,971,981
Less accumulated depreciation and amortization	(901,501)	(814,126)
Net real estate held for investment	4,727,578	4,157,855
Real estate held for sale, net	7,110	2,153
Net real estate	4,734,688	4,160,008
Cash and cash equivalents	2,794	4,165
Accounts receivable, net	17,187	15,375
Goodwill	17,010	17,206
Other assets, net	264,647	222,635
Total assets	$ 5,036,326	$ 4,419,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 23,704	$ 21,405
Accounts payable and accrued expenses	38,026	58,770
Other liabilities	39,499	29,179
Lines of credit payable	609,000	237,400
Mortgages payable, net	133,394	67,781
Notes payable	1,750,000	1,750,000
Total liabilities	2,593,623	2,164,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of September 30, 2012, and 20,000,000 shares authorized and 13,900,000 shares issued and outstanding as of December 31, 2011	609,363	337,790
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized and 133,452,011 shares issued and outstanding as of September 30, 2012, and 200,000,000 shares authorized and 133,223,338 shares issued and outstanding as of December 31, 2011	2,569,871	2,563,048
Distributions in excess of net income	(736,531)	(645,984)
Total stockholders’ equity	2,442,703	2,254,854
Total liabilities and stockholders’ equity	$ 5,036,326	$ 4,419,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2012 and 2011

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUE
Rental	$ 119,845	$ 105,742	$ 348,682	$ 302,600
Other	392	488	1,250	886
Total revenue	120,237	106,230	349,932	303,486

EXPENSES
Depreciation and amortization	37,806	31,561	108,282	86,606
Interest	29,720	28,550	87,477	79,318
General and administrative	9,335	7,143	27,775	23,001
Property	1,951	1,657	6,500	4,941
Merger-related costs	5,495	--	5,495	--
Income taxes	405	367	1,215	1,102
Total expenses	84,712	69,278	236,744	194,968
Income from continuing operations	35,525	36,952	113,188	108,518
Income from discontinued operations	1,933	3,828	6,941	7,509
Net income	37,458	40,780	120,129	116,027
Preferred stock dividends	(10,482)	(6,063)	(30,435)	(18,190)
Excess of redemption value over carrying value of preferred shares redeemed	--	--	(3,696)	--
Net income available to common stockholders	$ 26,976	$ 34,717	$ 85,998	$ 97,837

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$ 0.19	$ 0.24	$ 0.60	$ 0.73
Diluted	$ 0.19	$ 0.24	$ 0.60	$ 0.73
Net income:
Basic	$ 0.20	$ 0.27	$ 0.65	$ 0.79
Diluted	$ 0.20	$ 0.27	$ 0.65	$ 0.79
Weighted average common shares outstanding:
Basic	132,764,877	126,376,201	132,731,984	123,921,317
Diluted	132,931,813	126,582,609	132,845,970	124,013,142

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(dollars in thousands)(unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,129	$116,027
Adjustments to net income:
Depreciation and amortization	108,282	86,606
Income from discontinued operations	(6,941)	(7,509)
Gain on sale of real estate	--	(210)
Amortization of share-based compensation	7,780	6,098
Amortization of net premiums on mortgages payable	(278)	(98)
Provisions for impairment on real estate held for investment	--	10
Other non-cash adjustments	(301)	--
Cash provided by discontinued operations:
Real estate	2,139	4,758
Collection of notes receivable by Crest	67	110
Change in assets and liabilities:
Accounts receivable and other assets	5,604	8,672
Accounts payable, accrued expenses and other liabilities	(27,953)	(15,217)
Net cash provided by operating activities	208,528	199,247

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of and improvements to investment properties	(655,128)	(766,148)
Proceeds from the sales of real estate:
Continuing operations	23	593
Discontinued operations	34,283	11,882
Restricted escrow deposits	(4,753)	(2,830)
Net cash used in investing activities	(625,575)	(756,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(175,719)	(161,276)
Cash dividends to preferred stockholders	(28,962)	(18,190)
Borrowings on lines of credit	908,000	378,100
Payments on lines of credit	(536,400)	(281,500)
Principal payments on mortgages	(11,171)	(138)
Proceeds from preferred stock offerings, net	395,377	--
Redemption of preferred stock	(127,500)	--
Proceeds from common stock offerings, net	--	489,236
Proceeds from bonds issued	--	150,000
Debt issuance costs	(7,069)	(9,923)
Proceeds from dividend reinvestment and stock purchase plan	2,159	1,242
Other items	(3,039)	(2,359)
Net cash provided by financing activities	415,676	545,192
Net decrease in cash and cash equivalents	(1,371)	(12,064)
Cash and cash equivalents, beginning of period	4,165	17,607
Cash and cash equivalents, end of period	$2,794	$5,543

For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1.                  Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, except the portions updated by the Current Report on Form 8-K, dated October 1, 2012, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

We report, in discontinued operations, the results of operations of properties that have either been disposed or are classified as held for sale. As a result of these discontinued operations, certain of the 2011 balances have been reclassified to conform to the 2012 presentation.

At September 30, 2012, we owned 2,838 properties, located in 49 states, containing over 34.3 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $432,000 at September 30, 2012 and $507,000 at December 31, 2011.

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

3.             Supplemental Detail for Certain Components of Consolidated Balance Sheets

	September 30,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2012	2011
Value of in-place leases, net	$ 160,002	$ 123,255
Value of above-market leases, net	30,579	30,081
Deferred bond financing costs, net	20,573	22,209
Notes receivable issued in connection with property sales	18,958	19,025
Credit facility origination costs, net	8,822	3,141
Note receivable acquired in connection with an acquisition	8,780	8,780
Prepaid expenses	8,615	9,833
Restricted escrow deposits	4,753	50
Deferred financing costs on mortgages payable, net	1,200	751
Corporate assets, net	882	849
Loans receivable	368	2,554
Other items	1,115	2,107
	$ 264,647	$ 222,635

B. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2012	2011
Common stock distributions	$ 20,210	$ 19,384
Preferred stock dividends	3,494	2,021
	$ 23,704	$ 21,405

C. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2012	2011
Bond interest payable	$ 12,925	$35,195
Accrued costs on properties under development	1,760	4,766
Other items	23,341	18,809
	$ 38,026	$58,770

	September 30,	December 31,
D. Other liabilities consist of the following (dollars in thousands) at:	2012	2011
Value of in-place below-market leases, net	$ 25,335	$ 6,423
Rent received in advance	9,066	18,149
Security deposits	5,098	4,607
	$ 39,499	$ 29,179

4.     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial enterprises.

A.  During the first nine months of 2012, we invested $717.6 million in 234 new properties and properties under development, with an initial weighted average contractual lease rate of 7.1%. The majority of the lease revenue from these properties is generated from investment grade tenants. These 234 new properties are located in 33 states, will contain over 7.0 million leasable square feet, and are 100% leased with an average lease term of 14.3 years. The tenants of the 234 properties acquired, operate in 19 industries: apparel stores, automotive collision services, aviation, consumer appliances, consumer goods, convenience stores, crafts and novelties, diversified industrial, dollar stores, drug stores, equipment services, food processing, health and fitness, insurance, machinery, restaurants – quick service, theaters, transportation services, and wholesale clubs. None of the investments in these properties caused any one tenant to be 10% or more of our total assets at December 31, 2011. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. Acquisition transaction costs of $1.4 million were recorded to general and administrative expense on our consolidated statement of income, for the nine months ended September 30, 2012.

Our aggregate acquisitions, during the first nine months of 2012, were allocated as follows: $179.8 million to land, $516.2 million to buildings and improvements, $49.6 million to intangible assets and $28.0 million to intangible and assumed liabilities, which includes mortgage premiums of $7.1 million. The majority of our acquisitions, during the first nine months of 2012, were cash purchases, except for five transactions that included the assumption of $70.0 million in mortgages payable. There was no contingent consideration associated with these acquisitions.

The purchase price allocation for $98.3 million of the $717.6 million invested by us in the first nine months of 2012 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocation in the fourth quarter of 2012.

In comparison, during the first nine months of 2011, we invested $826.4 million in 125 properties and properties under development, with an initial weighted average contractual lease rate of 7.9%. These 125 properties and properties under development are located in 25 states, contain over 5.5 million leasable square feet, and are 100% leased with an average lease term of 11.3 years. The tenants of the 125 properties acquired operate in 15 industries: automotive collision services, aviation, beverages, drug store, equipment services, financial services, food processing, health and fitness, packaging, paper, restaurants – quick service, telecommunications, theaters, transportation services, and wholesale club. Acquisition transaction costs of $1.1 million were recorded to general and administrative expense, on our consolidated statement of income, for the nine months ended September 30, 2011.

Our aggregate acquisitions during the first nine months of 2011 were allocated as follows: $173.4 million to land, $528.3 million to buildings and improvements, $129.9 million to intangible assets and $5.2 million to intangible and assumed liabilities, which includes mortgage premiums of $820,000. The majority of our acquisitions during the first nine months of 2011 were cash purchases, except for one transaction that included the assumption of an $8.8 million note receivable and four transactions that included the assumption of $67.4 million in mortgages payable. There was no contingent consideration associated with these acquisitions.

During the first nine months of 2012, we capitalized costs of $4.5 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs and $3.3 million for building and tenant improvements. In comparison, during the first nine months of 2011, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $1.7 million for building and tenant improvements.

B.  Of the $717.6 million invested by us in the first nine months of 2012, approximately $351.7 million was used to acquire 78 properties with existing leases. Associated with these 78 properties, we recorded $47.1 million as the intangible value of the in-place leases, $2.5 million as the intangible value of above-market leases and $19.5 million as the intangible value of below-market leases. Of the $826.4 million invested by us in the first nine months of 2011, approximately $573.1 million was used to acquire 93 properties with existing leases. Associated with these 93 properties, we recorded $107.6 million as the intangible value of the in-place leases, $22.3 million as the intangible value of above-market leases and $3.5 million as the intangible value of below-market leases.

The value of the in-place and above-market leases is recorded to other assets on our consolidated balance sheet, and the value of the below-market leases is recorded to other liabilities on our consolidated balance sheet. The value of the in-place leases is amortized as depreciation and amortization expense, while the value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the expected lives of the respective leases.

C.  The amounts amortized as a net decrease to rental income, for capitalized above-market and below-market leases, was $1.4 million for the first nine months of 2012 and was $669,000 for the first nine months of 2011. The value of in-place leases amortized to expense was $10.3 million for the first nine months of 2012 and was $5.0 million for the first nine months of 2011.

D.  On September 6, 2012, we signed a definitive agreement with American Realty Capital Trust, Inc., or ARCT, under which we will acquire all of the outstanding shares of ARCT in a transaction valued at approximately $2.95 billion. With this acquisition, we will add approximately 500 properties to our portfolio.  The boards of directors of both companies have unanimously approved the acquisition. Following a shareholder vote by both companies, the transaction is expected to close during the fourth quarter of 2012 or early in the first quarter of 2013, although we cannot assure you that the transaction will close during that time or at all. Under the terms of the agreement, ARCT shareholders will receive shares determined using a fixed exchange ratio of 0.2874 of our shares for each share of ARCT common stock that they own.  We have incurred $5.5 million of one-time merger-related costs, including estimated accruals, for the three and nine months ended September 30, 2012.

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

As a result of entering into our new credit facility, we incurred credit facility origination costs of $7.1 million.  At September 30, 2012, $6.4 million of the $7.1 million is included in other assets, net, on our consolidated balance sheet, along with $2.4 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At September 30, 2012, we had a borrowing capacity of $391.0 million available on our credit facility (subject to customary conditions of borrowing) and an outstanding balance of $609.0 million, as compared to an outstanding balance of $237.4 million at December 31, 2011.  In October 2012, we repaid all outstanding borrowings under our acquisition credit facility using the net proceeds from two note offerings, as described in note 21.

The average interest rate on our outstanding borrowings under our credit facilities was 1.6% during the first nine months of 2012, and was 2.1% during the first nine months of 2011. At September 30, 2012, the effective interest rate was 1.3%. Our credit facility is subject to various leverage and interest coverage ratio limitations. At September 30, 2012, we remain in compliance with these covenants.

6.     Mortgages Payable

During the first nine months of 2012, we assumed mortgages totaling $70.0 million, payable to third-party lenders, as compared to $67.4 million of mortgages assumed in the first nine months of 2011. These mortgages are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness. In the first nine months of 2012, we repaid one mortgage in full for $10.7 million.

During the first nine months of 2012, aggregate net premiums totaling $7.1 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $820,000 recorded in 2011. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At September 30, 2012, we remain in compliance with these covenants.

As a result of assuming these mortgages payable, we incurred deferred financing costs of $685,000 during the first nine months of 2012 and $917,000 during the first nine months of 2011, which were classified as part of other assets on our consolidated balance sheet.  The balance of these deferred financing costs was $1.2 million at September 30, 2012, and $751,000 at December 31, 2011, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable at September 30, 2012 and December 31, 2011, sorted by maturity date (dollars in thousands):

At September 30, 2012

Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance

12/1/13(3)	6.3%	4.6%	$ 12,095	$ 219	$ 12,314
12/28/13(4)(5)	8.3%	8.3%	4,510	--	4,510
12/28/13(4)(5)	8.3%	8.3%	4,270	--	4,270
9/1/14(3)	6.3%	5.1%	11,550	226	11,776
6/10/15	4.7%	4.8%	23,625	(53)	23,572
1/10/16	6.0%	3.7%	13,048	859	13,907
6/6/17	5.7%	2.7%	10,150	1,269	11,419
10/1/20	6.0%	4.3%	8,983	936	9,919
9/3/21(6)	2.6%	4.0%	8,394	(793)	7,601
7/8/22	6.4%	4.0%	29,308	4,798	34,106
			$ 125,933	$ 7,461	$ 133,394

At December 31, 2011

Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
5/6/12	5.9%	5.2%	$ 10,664	$ 26	$ 10,690
12/1/13(3)	6.3%	4.6%	12,410	314	12,724
12/28/13(4)(5)	8.3%	8.3%	4,510	--	4,510
12/28/13(4)(5)	8.3%	8.3%	4,270	--	4,270
9/1/14(3)	6.3%	5.1%	11,671	359	12,030
6/10/15	4.7%	4.8%	23,625	(68)	23,557
			$ 67,150	$ 631	$ 67,781

(1) The mortgages require monthly payments, with a principal payment due at maturity.

(2) The mortgages are at fixed interest rates, except for: (1)  the mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current 1 month LIBOR plus 4.5%, not to exceed an all-in interest rate of 5.5%, and (2) the mortgage maturing on September 3, 2021 with a floating interest rate calculated as the sum of the current 1 month LIBOR plus 2.4%.

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

(6) As part of the assumption of this mortgage payable related to our 2012 acquisitions, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.

7.     Notes Payable

A.    Our senior unsecured notes and bonds consist of the following at September 30, 2012 and December 31, 2011, sorted by maturity date (dollars in millions):

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

8.     Issuance and Redemption of Preferred Stock

A.  In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs totaling $13.8 million, we received total net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly in arrears on the Class F preferred stock.

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25 per share, plus accrued dividends.  We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

9.     Issuance of Common Stock

In September 2011, we issued 6,300,000 shares of common stock at a price of $34.00 per share. After underwriting discounts and other offering costs of $10.6 million, the net proceeds of $203.6 million were used to repay borrowings under our acquisition credit facility, which were used to fund property acquisitions.

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

	Carrying value per	Estimated fair
At September 30, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$20.2
Notes receivable acquired in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$133.4	$134.4
Notes payable	$1,750.0	$2,029.7

	Carrying value per	Estimated fair
At December 31, 2011	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$19.6
Note receivable acquired in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$67.8	$68.2
Notes payable	$1,750.0	$1,901.9

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

11.   Gain on Sales of Investment Properties

During the third quarter of 2012, we sold 11 investment properties for $15.8 million, which resulted in a gain of $2.0 million. During the first nine months of 2012, we sold 30 investment properties for $34.3 million, which resulted in a gain of $6.0 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented.

In comparison, during the third quarter of 2011, we sold 12 investment properties for $7.3 million, which resulted in a gain of $3.1 million. During the first nine months of 2011, we sold 21 investment properties for $11.9 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented. Additionally, during the third quarter of 2011, we sold excess land from two properties for $108,000, which resulted in a gain of $55,000. During the first nine months of 2011, we sold excess land from four properties for $593,000, which resulted in a gain of $210,000. These gains are included in other revenue on our consolidated statements of income, for the three and nine months ended September 30, 2011, because this excess land was associated with properties that continue to be owned as part of our core operations.

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

For the third quarter and first nine months of 2012, we recorded total provisions for impairment of $667,000 on two properties, one in the convenience store industry which was sold during the third quarter of 2012, and one in the automotive tire services industry which was classified as held for sale at September 30, 2012.

For the third quarter of 2011, we recorded a provision for impairment of $158,000 on one property, which was sold in 2011. For the first nine months of 2011, we recorded total provisions for impairment of $368,000 on four properties; one in the automotive service industry, one in the motor vehicle dealerships industry, one in the pet supplies and services industry, and one in the restaurants – casual dining industry, all of which were sold in 2011.

Operations from seven investment properties classified as held for sale at September 30, 2012, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income for all periods presented. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2012	2011	2012	2011
Gain on sales of investment properties	$2,045	$3,094	$6,010	$4,319
Rental revenue	431	1,149	1,817	4,586
Other revenue	6	6	27	34
Depreciation and amortization	(75)	(334)	(541)	(1,200)
Property expenses	(57)	(151)	(281)	(526)
Provisions for impairment	(667)	(158)	(667)	(368)
Crest’s income from discontinued operations	250	222	576	664
Income from discontinued operations	$1,933	$3,828	$6,941	$7,509
Per common share, basic and diluted(1)	$0.01	$0.03	$0.05	$0.06

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

13.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2012 and 2011:

Month	2012	2011
January	$ 0.1455000	$ 0.1442500
February	0.1455000	0.1442500
March	0.1455000	0.1442500
April	0.1458125	0.1445625
May	0.1458125	0.1445625
June	0.1458125	0.1445625
July	0.1461250	0.1448750
August	0.1461250	0.1448750
September	0.1511250	0.1448750
Total	$ 1.3173125	$ 1.3010625

At September 30, 2012, a distribution of $0.1514375 per common share was payable and was paid in October 2012.

B.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first nine months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million. During the first nine months of 2011, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock. Beginning December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25 per share, plus any accrued and unpaid dividends. During each of the first nine months of 2012 and 2011, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2012, a monthly dividend of $0.140625 per share was payable and was paid in October 2012.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25 per share, plus any accrued and unpaid dividends. During the first nine months of 2012, we paid seven monthly dividends to holders of our Class F preferred stock totaling $0.9983517 per share, or $15.9 million, and at September 30, 2012, a monthly dividend of $0.138021 per share was payable and was paid in October 2012. The initial March 2012 dividend on our Class F preferred stock covered 37 days.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares used for the basic net income per share computation	132,764,877	126,376,201	132,731,984	123,921,317
Incremental shares from share-based compensation	166,936	206,408	113,986	91,825
Adjusted weighted average shares used for diluted net income per share computation	132,931,813	126,582,609	132,845,970	124,013,142
Unvested shares from share-based compensation that were anti-dilutive	600	262,076	17,200	12,510

15.           Supplemental Disclosures of Cash Flow Information

Interest paid was $105.7 million in the first nine months of 2012 and $96.4 million in the first nine months of 2011.

Interest capitalized to properties under development was $388,000 in the first nine months of 2012 and $317,000 in the first nine months of 2011.

Income taxes paid were $961,000 in the first nine months of 2012 and $783,000 in the first nine months of 2011.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense was $7.8 million for the first nine months of 2012 and $6.1 million for the first nine months of 2011.

B.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.6 million at September 30, 2011.

C.  For five properties we acquired, during the first nine months of 2012, we assumed $70.0 million of mortgages payable to third-party lenders and recorded $7.1 million of net premiums. For four properties we acquired, during the first nine months of 2011, we assumed $67.4 million of mortgages payable to third-party lenders and recorded $820,000 of net premiums. Additionally, we assumed an $8.8 million note receivable.  See note 6 for a discussion of these transactions.

D.  See note 12 for a discussion of impairments recorded by Realty Income in discontinued operations for the first nine months of 2012 and 2011.

16.   Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 45 industry and activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2012 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2012	2011
Segment net real estate:
Automotive service	$ 97,932	$ 99,974
Automotive tire services	186,451	191,797
Beverages	311,624	314,832
Child care	62,975	66,474
Convenience stores	676,035	690,246
Dollar stores	237,642	1,327
Drug stores	160,894	154,015
Grocery stores	217,443	221,678
Health and fitness	291,693	293,624
Restaurants - casual dining	457,900	471,842
Restaurants - quick service	257,410	277,648
Sporting goods	78,391	80,351
Theaters	384,445	383,452
Transportation services	116,483	107,632
Wholesale club	310,247	154,964
30 non-reportable segments	887,123	650,152
Total segment net real estate	4,734,688	4,160,008
Intangible assets:
Automotive tire services	485	529
Beverages	3,377	3,571
Dollar stores	7,721	-
Drug stores	15,215	14,422
Grocery stores	5,372	5,655
Health and fitness	1,459	1,566
Restaurants - quick service	3,607	4,037
Sporting goods	4,977	5,324
Theaters	29,694	31,163
Transportation services	27,896	28,944
Other non-reportable segments	90,778	58,126
Goodwill:
Automotive service	472	472
Automotive tire services	866	866
Child care	5,296	5,353
Convenience stores	2,067	2,073
Restaurants - casual dining	2,435	2,461
Restaurants - quick service	1,221	1,318
Other non-reportable segments	4,653	4,663
Other corporate assets	94,047	88,838
Total assets	$ 5,036,326	$ 4,419,389

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2012	2011	2012	2011
Segment rental revenue:
Automotive service	$ 3,701	$ 3,817	$ 11,196	$ 11,609
Automotive tire services	5,641	5,644	16,962	16,974
Beverages	6,171	5,960	18,381	17,472
Child care	5,373	5,470	16,099	16,433
Convenience stores	19,521	19,430	58,376	58,109
Dollar stores	3,618	36	4,745	107
Drug stores	4,220	4,017	12,344	11,777
Grocery stores	4,387	1,632	13,166	4,899
Health and fitness	8,059	6,470	23,991	18,944
Restaurants - casual dining	8,734	11,473	26,284	34,270
Restaurants - quick service	6,955	6,197	21,000	18,254
Sporting goods	2,936	2,791	8,853	8,295
Theaters	11,364	9,779	33,622	25,715
Transportation services	2,942	2,298	8,569	5,146
Wholesale club	3,359	34	9,410	34
30 non-reportable segments	22,864	20,694	65,684	54,562
Total rental revenue	119,845	105,742	348,682	302,600
Other revenue	392	488	1,250	886
Total revenue	$ 120,237	$ 106,230	$ 349,932	$ 303,486

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.2 million during the third quarter of 2012, was $1.8 million during the third quarter of 2011, was $7.8 million during the first nine months of 2012, and was $6.1 million during the first nine months of 2011.

The following table summarizes our common stock grant activity under our 2003 Plan and 2012 Plan, or the Incentive Award Plans.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2012		For the year ended December 31, 2011
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	925,526	$ 20.21	924,294	$ 19.69
Shares granted	261,411	35.05	247,214	33.94
Shares vested	(290,577)	27.47	(245,487)	25.26
Shares forfeited	(910)	31.67	(495)	31.37
Outstanding nonvested shares, end of each period	895,450	$ 22.40	925,526	$ 20.21

(1) Grant date fair value.

During the first nine months of 2012, we issued 261,411 shares of common stock under our Incentive Award Plans. These shares vest over the following service periods: 26,484 vested immediately, 68,600 vest over a service period of two years, 16,000 vest over a service period of three years and 150,327 vest over a service period of five years.

As of September 30, 2012, the remaining unamortized share-based compensation expense totaled $20.1 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Incentive Award Plans, we pay non-refundable dividends to the holders of our non-vested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2012 or 2011.

18.     Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DSPP authorizes up to 6,000,000 common shares to be issued.  During the first nine months of 2012, we issued 55,598 shares and raised approximately $2.2 million under the DSPP. During the first nine months of 2011, we issued 38,643 shares and raised approximately $1.3 million under the DSPP.  Since inception of the DSPP, we have issued 115,203 shares and raised approximately $4.2 million.

19.     Commitments and Contingencies

At September 30, 2012, we had contingent payments of $1.3 million for tenant improvements and leasing costs. In addition, as of September 30, 2012, we had committed $22.9 million under construction contracts, which is expected to be paid in the next twelve months.

In conjunction with our proposed acquisition of ARCT, we expect to incur total merger-related transaction costs of approximately $30.7 million, which include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes.  We incurred $5.5 million of the estimated $30.7 million of total merger-related transaction costs, including estimated accruals, during the three and nine months ended September 30, 2012, which are included in income from continuing operations.

Additionally, we have agreed to pay $4.0 million as an expense reimbursement to ARCT if ARCT or Realty Income terminates the agreement due to the failure of our stockholders to approve the issuance of shares of our common stock to ARCT stockholders in connection with the acquisition.  Similarly, ARCT has agreed to pay $4.0 million as an expense reimbursement to us if ARCT or Realty Income terminates the agreement due to the failure of ARCT’s stockholders to approve the merger.

20.     Litigation

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Since the announcement of the proposed acquisition of ARCT on September 6, 2012, six alleged class actions and/or shareholder derivative actions have been filed on behalf of alleged ARCT stockholders and/or ARCT itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Quaal v. American Realty Capital Trust Inc., et al., No. 24-C-12-005306, filed September 7, 2012; Hill v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005502, filed September 19, 2012; Goldwurm v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005524, filed September 20, 2012; Gordon v. Schorsch, et al., No. 24-C-12-005571, filed September 21, 2012; Gregor v. Kahane, et al., No. 24-C-12-005563, filed September 21, 2012; and Rooker v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005924. Plaintiffs in four of the Maryland actions, Quaal, Hill, Gordon, and Gregor, moved to consolidate the actions and to appoint Brower Piven, P.C. as lead counsel for plaintiffs, with support from the plaintiff in the Rooker action. Plaintiff in the other outstanding Maryland action, Goldwurm, filed a cross-motion to consolidate and to appoint Faruqi & Faruqi LLP as lead counsel.

Two alleged class actions also have been filed on behalf of alleged ARCT stockholders in the Supreme Court of the State of New York for New York, New York, under the following captions: The Carol L. Possehl Living Trust v. American Realty Capital Trust, Inc., et al., No. 653300-2012, filed September 20, 2012; and Salenger v. American Realty Capital Trust, Inc. et al., No. 353355-2012, filed September 25, 2012. On October 18, 2012, the cases were consolidated under the caption In re American Realty Capital Trust Shareholders Litigation, and on October 19, 2012, defendants filed a petition to stay the consolidated case pending resolution of the actions in Maryland.

All of these complaints name as defendants ARCT, members of the ARCT board of directors, Realty Income and Tau Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Realty Income, or Merger Sub. In each case, the plaintiffs allege that the ARCT directors breached their fiduciary duties to ARCT and/or its stockholders in negotiating and approving the agreement, that the acquisition consideration negotiated in the agreement improperly values ARCT, that the ARCT stockholders will not receive fair value for their ARCT common stock in the acquisition, and that the terms of the agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints further allege that Realty Income, Merger Sub, and, in some cases, ARCT aided and abetted those alleged breaches of fiduciary duty. Plaintiffs seek injunctive relief, including enjoining or rescinding the acquisition, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.

Realty Income believes that these actions have no merit and intends to respond to them in due course.

21.     Subsequent Events

In October 2012, we declared the following dividends, which will be paid in November 2012:

-                    $0.1514375 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

In October 2012, we issued $350 million in aggregate principal amount of 2.00% senior unsecured notes due January 2018, or the 2018 Notes, and $450 million in aggregate principal amount of 3.25% senior unsecured notes due October 2022, or the 2022 Notes.  The price to the investors for the 2018 Notes was 99.910% of the principal amount for an effective yield of 2.017% per annum.  The price to the investors for the 2022 Notes was 99.382% of the principal amount for an effective yield of 3.323% per annum.  The total net proceeds of approximately $790.7 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds will be used for general corporate purposes, which may include additional property acquisitions.

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

•                  Our proposed acquisition of American Realty Capital Trust, Inc.;

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by the Current Report on Form 8-K dated October 1, 2012.

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly distributions or dividends are supported by the cash flow from our portfolio of properties leased to commercial enterprises.  We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise.  Over the past 43 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

In 1994, Realty Income was listed upon the New York Stock Exchange and we adopted a real estate investment trust, or REIT, tax structure, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

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

At September 30, 2012, we owned a diversified portfolio:

•                  Of 2,838 properties;

•                  With an occupancy rate of 97.0%, or 2,754 properties leased and only 84 properties available for lease;

•                  Leased to 144 different commercial enterprises doing business in 44 separate industries;

•                  Located in 49 states;

•                  With over 34.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 12,100 square feet.

Of the 2,838 properties in the portfolio, 2,822, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At September 30, 2012, of the 2,822 single-tenant properties, 2,739 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years.

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

Investment Strategy

When identifying new properties for acquisition, our focus is generally on providing capital to owners and operators of commercial enterprises by acquiring the real estate they consider important to the successful operation of their business.

We primarily focus on acquiring properties leased to commercial enterprises based on the following guidelines:

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

Historically, our investment focus has primarily been on commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended September 30, 2012, approximately 74% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

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

•                  Store profitability for retail locations, if profitability data is available;

•                  The importance of the real estate location to the operations of the company’s business; and

•                  Overall real estate characteristics, including property value and comparative rental rates.

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. Our acquisition strategy is to act as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. In addition, we frequently acquire large portfolios of properties net leased to multiple tenants in a variety of industries. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting potential investments, we generally seek to acquire real estate that has the following characteristics:

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

At September 30, 2012, we classified real estate with a carrying amount of $7.1 million as held for sale on our balance sheet. For the remainder of 2012, we intend to employ more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $25 million and $75 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the property sales proceeds in new properties.

Impact of Real Estate and Credit Markets

In the commercial real estate market, property prices have continued or generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and U.S. credit markets carefully and, if required, make decisions to adjust our business strategy accordingly.

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 43-year policy of paying monthly dividends. Monthly dividends per common share increased by $0.0003125 in April 2012 to $0.1458125, increased by $0.0003125 in July 2012 to $0.146125, increased by $0.005 in September 2012 to $0.151125, and increased by $0.0003125 in October 2012 to $0.1514375. The increase in October 2012 was our 60th consecutive quarterly increase and the 68th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2012, we paid three monthly cash dividends per share in the amount of $0.1455, three in the amount of $0.1458125, two in the amount of $0.146125, and one in the amount of $0.151125, totaling $1.3173125. In September 2012 and October 2012, we declared dividends of $0.1514375 per share, which were paid in October 2012 and will be paid in November 2012, respectively.

The monthly dividends of $0.1514375 per share represents current annualized dividends of $1.81725 per share, and an annualized dividend yield of approximately 4.4% based on the last reported sale price of our common stock on the NYSE of $40.89 on September 30, 2012. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Third Quarter of 2012

During the third quarter of 2012, Realty Income invested $496.1 million in 87 new properties and properties under development, with an initial weighted average contractual lease rate of 7.1%. These 87 new properties are located in 19 states, will contain over 5.6 million leasable square feet, and are 100% leased with an average lease term of 13.0 years.

Acquisitions During the First Nine Months of 2012

During the first nine months of 2012, Realty Income invested $717.6 million in 234 new properties and properties under development, with an initial weighted average contractual lease rate of 7.1%. The majority of the lease revenue from these properties is generated from investment grade tenants.  These 234 new properties are located in 33 states, will contain over 7.0 million leasable square feet, and are 100% leased with an average lease term of 14.3 years. The tenants of the 234 properties acquired, operate in 19 industries: apparel stores, automotive collision services, aviation, consumer appliances, consumer goods, convenience stores, crafts and novelties, diversified industrial, dollar stores, drug stores, equipment services, food processing, health clubs, insurance, machinery, restaurants – quick service, theaters, transportation services, and wholesale clubs.  None of the investments caused any one tenant to be 10% or more of our total assets at December 31, 2011, which is the date of our last audited balance sheet.

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

Pending Acquisitions

On September 6, 2012, we signed a definitive agreement with American Realty Capital Trust, Inc., or ARCT, under which we will acquire all of the outstanding shares of ARCT in a transaction valued at approximately $2.95 billion. With this acquisition, we will add approximately 500 properties to our portfolio.  The boards of directors of both companies have unanimously approved the acquisition. Assuming shareholder approval by both companies, the transaction is expected to close during the fourth quarter of 2012 or early in the first quarter of 2013, although we cannot assure you that the transaction will close on such timetable or at all. Under the terms of the agreement, ARCT shareholders will receive shares determined using a fixed exchange ratio of 0.2874 of our shares for each share of ARCT common stock that they own. We have incurred $5.5 million of one-time merger-related costs, including estimated accruals, for the three and nine months ended September 30, 2012.

In October 2012, we announced that, in addition to the transactions contemplated by our pending acquisition of ARCT, we have entered into agreements to acquire additional properties with an aggregate purchase price of approximately $283 million.  In aggregate, during all of 2012, we anticipate acquiring approximately $1.0 billion of new properties. The acquisitions that have not closed yet are subject to various customary conditions to closing, the failure of which could delay the closing of one or more of these proposed acquisitions or result in one or more of these proposed transactions not closing or closing on terms that are different from those currently contemplated.  On an aggregate basis, no single tenant of the properties that we have acquired or anticipate acquiring during 2012 will account for 10% or more of our total assets at December 31, 2011, which is the date of our last audited balance sheet.

Portfolio Discussion

Leasing Results

At September 30, 2012, we had 84 properties available for lease out of 2,838 properties in our portfolio, which represents a 97.0% occupancy rate. Since December 31, 2011, when we reported 87 properties available for lease and a 96.7% occupancy rate, we:

•                  Leased 39 properties;

•                  Sold 13 properties available for lease; and

•                  Have 49 new properties available for lease.

During the first nine months of 2012, 94 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $7.6 million, as compared to the previous rent charged on these same properties of $7.7 million. At September 30, 2012, our average annualized rental revenue was approximately $15.18 per square foot on the 2,754 leased properties in our portfolio.

Investments in Existing Properties

In the third quarter of 2012, we capitalized costs of $2.1 million on existing properties in our portfolio, consisting of $521,000 for re-leasing costs and $1.6 million for building and tenant improvements.

In the first nine months of 2012, we capitalized costs of $4.5 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs and $3.3 million for building and tenant improvements. As part of our re-leasing costs, we pay leasing commissions and sometimes provide tenant rent concessions.  Leasing commissions are paid based on the commercial real estate industry standard and any rent concessions provided are minimal.  We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

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

Note Issuance

In October 2012, we issued $350 million in aggregate principal amount of 2.00% senior unsecured notes due January 2018, or the 2018 Notes, and $450 million in aggregate principal amount of 3.25% senior unsecured notes due October 2022, or the 2022 Notes.  The price to the investors for the 2018 Notes was 99.910% of the principal amount for an effective yield of 2.017% per annum.  The price to the investors for the 2022 Notes was 99.382% of the principal amount for an effective yield of 3.323% per annum.  The total net proceeds of approximately $790.7 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds will be used for general corporate purposes, which may include additional property acquisitions.

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

Universal Shelf Registration

In October 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in October 2015. This replaces our prior shelf registration statement, which had been filed in March 2012. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

Environmental Insurance Policies

In July 2012, we entered into new ten-year environmental primary and excess insurance policies that expire in July 2022.  The limits on our new primary policy are $10 million per occurrence and $60 million in the aggregate.  The limits on the excess policy are $5 million per occurrence and $10 million in the aggregate.  Therefore, the primary and excess ten-year policies together provide a total limit of $15 million per occurrence and $70 million in the aggregate.

Net Income Available to Common Stockholders

Net income available to common stockholders was $27.0 million in the third quarter of 2012, versus $34.7 million in the third quarter of 2011, a decrease of $7.7 million. On a diluted per common share basis, net income was $0.20 in the third quarter of 2012, compared to $0.27 in the third quarter of 2011.

Net income available to common stockholders was $86.0 million in the first nine months of 2012, versus $97.8 million in the same period of 2011, a decrease of $11.8 million. On a diluted per common share basis, net income available to common stockholders was $0.65 in the first nine months of 2012, compared to $0.79 in the first nine months of 2011. Net income available to common stockholders in the first nine months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.  Additionally, net income available to common stockholders for the third quarter and first nine months of 2012 includes $5.5 million of one-time merger-related costs, including estimated accruals, which represents $0.04 on a diluted per common share basis, for our proposed acquisition of ARCT.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the third quarter of 2012 was $2.0 million, as compared to the gain from the sale of properties and excess land of $3.1 million during the third quarter of 2011. The gain from the sale of properties during the first nine months of 2012 was $6.0 million, as compared to the gain from the sale of properties and excess land of $4.5 million during the first nine months of 2011.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In the third quarter of 2012, our FFO decreased by $154,000, or 0.2%, to $63.4 million, versus $63.6 million in the third quarter of 2011. On a diluted per common share basis, FFO was $0.48 in the third quarter of 2012, compared to $0.50 in the third quarter of 2011, a decrease of $0.02, or 4.0%.

We define normalized FFO as FFO excluding the one-time merger-related costs for our proposed acquisition of ARCT.  In the third quarter of 2012, our normalized FFO increased by $5.3 million, or 8.3%, to $68.9 million, versus $63.6 million in the third quarter of 2011.  On a diluted per common share basis, normalized FFO was $0.52 in the third quarter of 2012, compared to $0.50 in the third quarter of 2011, an increase of $0.02, or 4.0%.

In the first nine months of 2012, our FFO increased by $8.0 million, or 4.4%, to $189.3 million, versus $181.3 million in the first nine months of 2011. On a diluted per common share basis, FFO was $1.42 in the first nine months of 2012, compared to $1.46 in the first nine months of 2011, a decrease of $0.04, or 2.7%. FFO in the first nine months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis, and $5.5 million of one-time merger-related costs, including estimated accruals, which represents $0.04 on a diluted per common share basis.

In the first nine months of 2012, our normalized FFO increased by $13.5 million, or 7.4%, to $194.8 million, versus $181.3 million in the first nine months of 2011.  On a diluted per common share basis, normalized FFO was $1.47 in the first nine months of 2012, compared to $1.46 in the first nine months of 2011, an increase of $0.01, or 0.7%.

See our discussion of FFO and normalized FFO (which are not financial measures under U.S. generally accepted accounting principles, or GAAP) later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and normalized FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the third quarter of 2012, our AFFO increased by $4.3 million, or 6.7%, to $68.5 million, versus $64.2 million in the third quarter of 2011. On a diluted per common share basis, AFFO was $0.52 in the third quarter of 2012, as compared to $0.51 in the third quarter of 2011, an increase of $0.01, or 2.0%.

In the first nine months of 2012, our AFFO increased by $16.5 million, or 8.9%, to $201.3 million, versus $184.8 million in the first nine months of 2011. On a diluted per common share basis, AFFO was $1.52 in the first nine months of 2012, as compared to $1.49 in the first nine months of 2011, an increase of $0.03, or 2.0%.

See our discussion of AFFO (which is not a financial measure under GAAP) later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO, normalized FFO and AFFO.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2012, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $2.49 billion, or approximately 29.1% of our total market capitalization of $8.58 billion.

We define our total market capitalization at September 30, 2012 as the sum of:

•                  Shares of our common stock outstanding of 133,452,011 multiplied by the last reported sales price of our common stock on the NYSE of $40.89 per share on September 30, 2012, or $5.46 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $609.0 million on our credit facility;

•                  Outstanding mortgages payable of $133.4 million; and

•                  Outstanding senior unsecured notes and bonds of $1.75 billion.

Mortgage Debt

As of September 30, 2012, we had $125.9 million of mortgages payable, which were assumed in connection with our property acquisitions in the first nine months of 2012 and in 2011. Additionally, at September 30, 2012, we have net premiums totaling $7.5 million on these mortgages. During the first nine months of 2012, we paid $11.2 million in principal payments, which includes $10.7 million to pay off one mortgage in March 2012.

Our mortgages payable are secured by the properties on which the debt was placed and are non-recourse. We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014. The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension. Under this new credit facility, our current investment grade credit ratings provide for financing at LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR, as compared to our previous credit facility where the interest rate was LIBOR, plus 1.85% with a facility commitment fee of 0.35%, for all-in drawn pricing of 2.20% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. At September 30, 2012, we had a borrowing capacity of $391.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $609.0 million. The interest rate on borrowings outstanding under our credit facility, at September 30, 2012, was 1.3% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2012, we remain in compliance with these covenants.  In conjunction with our note issuance in October 2012, we paid off the entirety of our outstanding credit line balance.

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

Cash Reserves

We acquire and lease properties and distribute to stockholders, in the form of monthly cash dividends, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2012, we had cash and cash equivalents totaling $2.8 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing rates under our credit facility are based upon our credit ratings. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “negative” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB with a “stable” outlook to our senior notes.

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

We also issue senior debt securities from time to time and our credit ratings can impact interest rates on these transactions. In addition, if our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of September 30, 2012, sorted by maturity date (dollars in millions):

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
$1,750

Additionally, in October 2012, we issued $350 million of 2.00% notes due in January 2018 and $450 million of 3.25% notes due in October 2022.

All of our outstanding unsecured notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At September 30, 2012, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of September 30, 2012 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	43.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.3%
Debt service coverage (trailing 12 months)	> 1.5 x	3.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	232.2%

The following table summarizes the maturity of each of our obligations as of September 30, 2012 (dollars in millions):

Table of Obligations

					Ground	Ground
					Leases	Leases
Year of	Credit	Notes and	Mortgages		Paid by Realty	Paid by Our
Maturity	Facility(1)	Bonds	Payable(2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2012	$--	$--	$0.5	$30.2	$0.1	$1.0	$--	$31.8
2013	--	100.0	22.3	116.5	0.2	4.1	24.2	267.3
2014	--	--	12.9	113.6	0.2	3.9	--	130.6
2015	--	150.0	25.3	111.4	0.2	3.9	--	290.8
2016	609.0	275.0	13.5	93.7	0.2	3.8	--	995.2
Thereafter	--	1,225.0	51.4	441.5	0.6	49.0	--	1,767.5

Totals	$609.0	$1,750.0	$125.9	$906.9	$1.5	$65.7	$24.2	$3,483.2

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes net premiums recorded on the mortgages payable.  The balance of these net premiums at September 30, 2012, is $7.5 million.

(3) Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of September 30, 2012 through their respective maturity dates.

(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $22.9 million of commitments under construction contracts and $1.3 million of contingent payments for tenant improvements and leasing costs.

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

No Off-Balance Sheet Arrangements or Unconsolidated Investments

We have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts. Additionally, we have no joint ventures or mandatorily redeemable preferred stock. As such, our financial position and results of operations are not affected by accounting regulations regarding the consolidation of off-balance sheet entities and classification of financial instruments with characteristics of both liabilities and equity.

Dividend Policy

Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2011, our cash distributions totaled $243.6 million, or approximately 128.8% of our taxable income of $189.1 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first nine months of 2012, totaled $175.7 million, representing 87.3% of our adjusted funds from operations available to common stockholders of $201.3 million. In comparison, our 2011 cash distributions to common stockholders totaled $219.3 million, representing 86.5% of our adjusted funds from operations available to common stockholders of $253.4 million.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, normalized FFO, AFFO, cash flow from operations, financial condition and capital requirements, the annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions paid by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Form 8-K, dated October 1, 2012.

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

When acquiring a property, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In addition, any assumed mortgages payable are recorded at their estimated fair values.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.

Rental Revenue

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2012, our portfolio of 2,838 properties was 97.0% leased with 84 properties available for lease, as compared to 87 at December 31, 2011 and 59 at September 30, 2011. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Rental revenue was $119.8 million for the third quarter of 2012, versus $105.7 million for the third quarter of 2011, an increase of $14.1 million, or 13.3%. The increase in rental revenue in the third quarter of 2012, compared to the third quarter of 2011, is primarily attributable to:

•                  The 234 properties (7.1 million square feet) acquired by Realty Income in 2012, which generated $5.9 million of rent in the third quarter of 2012;

•                  The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $19.8 million of rent in the third quarter of 2012 compared to $9.6 million of rent in the third quarter of 2011, for an increase of $10.2 million;

•                  Same store rents generated on 2,262 properties (19.4 million square feet), during the third quarters of 2012 and 2011, decreased by $887,000, or 1.0%, to $91.65 million from $92.54 million;

•                  A net decrease of $1.7 million relating to the aggregate of (i) rental revenue from properties (1.3 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 56 properties sold during 2012 and 2011, and (iii) lease termination settlements, which, in aggregate, totaled $1.4 million in the third quarter of 2012 compared to $3.1 million in the third quarter of 2011; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $646,000, in the third quarter of 2012, as compared to the third quarter of 2011.

Rental revenue was $348.7 million for the first nine months of 2012, versus $302.6 million for the first nine months of 2011, an increase of $46.1 million, or 15.2%.  The increase in rental revenue in the first nine months of 2012, compared to the first nine months of 2011, is primarily attributable to:

•                  The 234 properties (7.1 million square feet) acquired by Realty Income in 2012, which generated $7.4 million of rent in the first nine months of 2012;

•                  The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $59.0 million of rent in the first nine months of 2012 compared to $15.2 million in the first nine months of 2011, for an increase of $43.8 million;

•                  Same store rents generated on 2,262 properties (19.4 million square feet) during the first nine months of 2012 and 2011 decreased by $2.2 million, or 0.8%, to $275.07 million from $277.22 million;

•                  A net decrease of $4.3 million relating to the aggregate of (i) rental revenue from properties (1.3 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 56 properties sold during 2012 and 2011, and (iii) lease termination settlements, which in aggregate, totaled $5.0 million in the first nine months of 2012 compared to $9.3 million in the first nine months of 2011; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.2 million in the first nine months of 2012 as compared to the first nine months of 2011.

Excluding 170 leases with Friendly’s and Buffets, same store rents generated on 2,092 properties, during the third quarter of 2012, increased by $883,000, or 1.0%, to $86.27 million from $85.38 million. Excluding 170 leases with Friendly’s and Buffets, same store rents generated on 2,092 properties, during the first nine months of 2012, increased by $2.8 million, or 1.1%, to $258.55 million from $255.75 million.

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

Of the 2,838 properties in the portfolio at September 30, 2012, 2,822, or 99.4%, are single-tenant properties, and the remaining 16 are multi-tenant properties. Of the 2,822 single-tenant properties, 2,739, or 97.1%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years at September 30, 2012. Of our 2,739 leased single-tenant properties, 2,519, or 92.0%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $180,000 in the third quarter of 2012, and $243,000 in the third quarter of 2011. Percentage rent was $1.0 million in the first nine months of 2012 and $927,000 in the first nine months of 2011. Percentage rent, in the third quarter and first nine months of 2012, was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2012.

Depreciation and Amortization

Depreciation and amortization was $37.8 million for the third quarter of 2012, as compared to $31.6 million in the third quarter of 2011. Depreciation and amortization was $108.3 million for the first nine months of 2012, as compared to $86.6 million for the first nine months of 2011. The increase in depreciation and amortization was primarily due to the acquisition of properties in 2012 and 2011, which was partially offset by property sales in those same years. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders” and “Adjusted Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO and AFFO.

Interest Expense

Interest expense was $29.7 million for the third quarter of 2012, as compared to $28.6 million for the third quarter of 2011. Interest expense was $87.5 million for the first nine months of 2012, as compared to $79.3 million for the first nine months of 2011.  The increase in interest expense was primarily due to an increase in borrowings attributable to the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011, interest on our mortgages payable, and higher credit facility borrowings, which were partially offset by lower average interest rates.

As a result of entering into our new credit facility, we incurred credit facility origination costs of $7.1 million.  At September 30, 2012, included in other assets, net, on our consolidated balance sheet is $6.4 million of the $7.1 million, and $2.4 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest on our credit facility, notes, bonds and mortgages	$ 28,307	$ 27,627	$ 83,780	$ 76,531
Interest included in discontinued operations	(132)	(198)	(470)	(597)
Credit facility commitment fees	442	377	1,234	1,131
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	1,213	888	3,321	2,570
Interest capitalized	(110)	(144)	(388)	(317)

Interest expense	$ 29,720	$ 28,550	$ 87,477	$ 79,318

	Three months ended		Nine months ended
Credit facility, mortgages and notes	September 30,		September 30,
outstanding	2012	2011	2012	2011
Average outstanding balances (dollars in thousands)	$ 2,096,000	$ 1,797,848	$ 1,961,921	$ 1,675,706
Average interest rates	5.40%	5.93%	5.69%	6.00%

At September 30, 2012, the weighted average interest rate on our:

•                  Notes and bonds payable of $1.75 billion was 6.03%;

•                  Mortgages payable of $133.4 million was 4.47%;

•                  Credit facility outstanding borrowings of $609.0 million was 1.29%; and

•                  Combined credit facility, mortgages and notes outstanding of $2.49 billion was 4.79%.

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

The following is a reconciliation of net income, our most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$ 37,458	$ 40,780	$ 120,129	$ 116,027
Interest expense	29,720	28,550	87,477	79,318
Interest expense included in discontinued operations	132	198	470	597
Income taxes	405	367	1,215	1,102
Income tax benefit included in discontinued operations	(108)	(90)	(267)	(268)
Depreciation and amortization	37,806	31,561	108,282	86,606
Depreciation and amortization in discontinued operations	75	334	541	1,200

EBITDA	105,488	101,700	317,847	284,582
Provisions for impairment of real estate	667	169	667	378
Amortization of net premiums on mortgages payable	(111)	(98)	(278)	(98)
Merger-related costs, including estimated accruals	5,495	--	5,495	--
Gain on sale of land	--	(55)	--	(210)
Gain on property sales in discontinued operations	(2,045)	(3,094)	(6,010)	(4,319)

Adjusted EBITDA	$ 109,494	$ 98,622	$ 317,721	$ 280,333

Interest Coverage Ratio

Interest coverage ratio is calculated as: Adjusted EBITDA divided by interest expense, including interest recorded as discontinued operations and amortization of net premiums on mortgages payable. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2012	2011	2012	2011

Adjusted EBITDA	$ 109,494	$ 98,622	$ 317,721	$ 280,333
Divided by interest expense(1)	$ 29,741	$ 28,650	$ 87,669	$ 79,817

Interest coverage ratio	3.7	3.4	3.6	3.5

(1) See below reconciliation of interest expense used for calculation of interest coverage ratio:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$ 29,720	$ 28,550	$ 87,477	$ 79,318
Interest expense included in discontinued operations	132	198	470	597
Amortization of net premiums on mortgages payable	(111)	(98)	(278)	(98)
	$ 29,741	$ 28,650	$ 87,669	$ 79,817

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

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2012	2011	2012	2011

Adjusted EBITDA	$ 109,494	$ 98,622	$ 317,721	$ 280,333
Divided by interest expense plus preferred stock dividends(1)	$ 40,223	$ 34,713	$ 118,104	$ 98,007

Fixed charge coverage ratio	2.7	2.8	2.7	2.9

(1)   See footnote 1 on previous page for reconciliation of interest expense used for calculation of fixed charge coverage ratio. Excludes the charge of $3.7 million for the excess of redemption value over carrying value of the Class D preferred shares redeemed during the nine months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $9.3 million in the third quarter of 2012, as compared to $7.1 million in the third quarter of 2011. Included in general and administrative expenses are acquisition transaction costs of $795,000, for the third quarter of 2012, as compared to $233,000 for the third quarter of 2011.

General and administrative expenses increased by $4.8 million to $27.8 million in the first nine months of 2012, as compared to $23.0 million in the first nine months of 2011. Included in general and administrative expenses are acquisition transaction costs of $1.4 million, for the first nine months of 2012, as compared to $1.1 million for the first nine months of 2011. General and administrative expenses increased primarily due to increases in employee and proxy costs. In October 2012, we had 92 employees, as compared to 80 employees in October 2011.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2012	2011	2012	2011
General and administrative expenses	$ 9,335	$ 7,143	$ 27,775	$ 23,001
Total revenue	$ 120,237	$ 106,230	$ 349,932	$ 303,486
General and administrative expenses as a percentage of total revenue	7.8%	6.7%	7.9%	7.6%

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased multi-tenant properties and general portfolio expenses. Expenses related to unleased properties and multi-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2012, 84 properties were available for lease, as compared to 87 at December 31, 2011 and 59 at September 30, 2011.

Property expenses were $2.0 million in the third quarter of 2012, as compared to $1.7 million in the third quarter of 2011. Property expenses were $6.5 million in the first nine months of 2012, as compared to $4.9 million in the first nine months of 2011. The increase in property expenses is primarily attributable to higher insurance costs, maintenance and utilities, and legal costs associated with properties available for lease, and an increase in bad debt expense.  Property expenses, for the three and nine months ended September 30, 2011, include $10,000 related to a provision for impairment on one property.

Merger-Related Costs

One-time merger-related costs, include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our proposed acquisition of ARCT.  One-time merger-related costs, including estimated accruals, were $5.5 million for third quarter and first nine months of 2012.  On a diluted per common share basis, this expense represented $0.04.

Income Taxes

Income taxes were $405,000 in the third quarter of 2012, as compared to $367,000 in the third quarter of 2011. Income taxes were $1.2 million in the first nine months of 2012, as compared to $1.1 million in the first nine months of 2011. These amounts are for city and state income and franchise taxes paid by Realty Income.

Discontinued Operations

Operations from seven investment properties classified as held for sale at September 30, 2012, plus properties previously sold, have been classified as discontinued operations for all periods presented. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2012	2011	2012	2011
Gain on sales of investment properties	$ 2,045	$ 3,094	$ 6,010	$ 4,319
Rental revenue	431	1,149	1,817	4,586
Other revenue	6	6	27	34
Depreciation and amortization	(75)	(334)	(541)	(1,200)
Property expenses	(57)	(151)	(281)	(526)
Provisions for impairment	(667)	(158)	(667)	(368)
Crest’s income from discontinued operations	250	222	576	664
Income from discontinued operations	$ 1,933	$ 3,828	$ 6,941	$ 7,509
Per common share, basic and diluted(1)	$ 0.01	$ 0.03	$ 0.05	$ 0.06

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Crest’s Assets and Property Sales

At September 30, 2012, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, owned three properties, which are classified as held for investment. In addition to the three properties, Crest also holds notes receivable of $19.0 million at September 30, 2012 and December 31, 2011.

During the first nine months of 2012 and 2011, Crest did not buy or sell any properties.

Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2012, we sold 11 investment properties for $15.8 million, which resulted in a gain of $2.0 million. During the first nine months of 2012, we sold 30 investment properties for $34.3 million, which resulted in a gain of $6.0 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented.

In comparison, during the third quarter of 2011, we sold 12 investment properties for $7.3 million, which resulted in a gain of $3.1 million. During the first nine months of 2011, we sold 21 investment properties for $11.9 million, which resulted in a gain of $4.3 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented. Additionally, during the third quarter of 2011, we sold excess land from two properties for $108,000, which resulted in a gain of $55,000. During the first nine months of 2011, we sold excess land from four properties for $593,000, which resulted in a gain of $210,000. These gains are included in other revenue on our consolidated statements of income, for the three and nine months ended September 30, 2011, because this excess land was associated with properties that continue to be owned as part of our core operations.

Provisions for Impairment on Realty Income Investment Properties

For the first nine months of 2012, we recorded total provisions for impairment of $667,000 on two properties, one in the convenience store industry which was sold during the third quarter of 2012, and one in the automotive tire services industry, which was classified as held for sale at September 30, 2012. For the third quarter of 2011, we recorded provisions for impairment of $169,000 on two properties, one of which was sold in 2011. For the first nine months of 2011, we recorded total provisions for impairment of $378,000 on five properties; two in the automotive service industry, one in the motor vehicle dealerships industry, one in the pet supplies and services industry and one in the restaurants-casual industry, of which four were sold in 2011. These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in property expenses for the three and nine months ended September 30, 2011.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the third quarter of 2012, $6.1 million in the third quarter of 2011, $30.4 million in the first nine months of 2012, and $18.2 million in the first nine months of 2011.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

When we redeemed our Class D preferred stock in March 2012, we incurred a charge of $3.7 million for the excess of redemption value over the carrying value. This charge, representing the Class D preferred stock original issuance cost that was paid in 2004, was recorded as a reduction to net income available to common stockholders when the shares were redeemed during the first nine months of 2012. On a diluted per common share basis, this charge was $0.03.

Net Income Available to Common Stockholders

Net income available to common stockholders was $27.0 million in the third quarter of 2012, a decrease of $7.7 million as compared to $34.7 million in the third quarter of 2011. Net income available to common stockholders was $86.0 million in the first nine months of 2012, a decrease of $11.8 million, as compared to $97.8 million in the first nine months of 2011. Net income available to common stockholders, in the first nine months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.  Additionally, net income available to common stockholders for the third quarter and first nine months of 2012 includes $5.5 million of one-time merger-related costs, including estimated accruals, which represents $0.04 on a diluted per common share basis, for our proposed acquisition of ARCT.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of investment properties recognized during the third quarter of 2012 was $2.0 million, as compared to the gain from the sale of investment properties and excess land of $3.1 million during the third quarter of 2011. The gain from the sale of investment properties during the first nine months of 2012 was $6.0 million, as compared to the gain from the sale of investment properties and excess land of $4.5 million during the first nine months of 2011.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)

FFO for the third quarter of 2012 decreased by $154,000, or 0.2%, to $63.4 million, as compared to $63.6 million for the third quarter of 2011. FFO for the first nine months of 2012 increased by $8.0 million, or 4.4%, to $189.3 million, as compared to $181.3 million for the first nine months of 2011. FFO for the first nine months of 2012 includes a $3.7 million charge associated with the Class D preferred stock redemption and, for the third quarter and first nine months of 2012, includes $5.5 million for one-time merger-related costs, including estimated accruals.

We define normalized FFO as FFO excluding the one-time merger-related costs for our proposed acquisition of ARCT.  Normalized FFO for the third quarter of 2012 increased by $5.3 million, or 8.3%, to $68.9 million, as compared to $63.6 million for the third quarter of 2011.  Normalized FFO for the first nine months of 2012 increased by $13.5 million, or 7.4%, to $194.8 million, as compared to $181.3 million for the first nine months of 2011.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$ 26,976	$ 34,717	$ 85,998	$ 97,837
Depreciation and amortization:
Continuing operations	37,806	31,561	108,282	86,606
Discontinued operations	75	334	541	1,200
Depreciation of furniture, fixtures, and equipment	(59)	(58)	(195)	(178)
Provisions for impairment of real estate	667	169	667	378
Gain on sales of land and investment properties:
Continuing operations	--	(55)	--	(210)
Discontinued operations	(2,045)	(3,094)	(6,010)	(4,319)
FFO available to common stockholders	63,420	63,574	189,283	181,314
Merger-related costs, including estimated accruals	5,495	--	5,495	--
Normalized FFO available to common stockholders	$ 68,915	$ 63,574	$ 194,778	$ 181,314
FFO per common share:
Basic	$ 0.48	$ 0.50	$ 1.43	$ 1.46
Diluted	$ 0.48	$ 0.50	$ 1.42	$ 1.46
Normalized FFO per common share:
Basic	$ 0.52	$ 0.50	$ 1.47	$ 1.46
Diluted	$ 0.52	$ 0.50	$ 1.47	$ 1.46
Distributions paid to common stockholders	$ 59,167	$ 55,145	$ 175,719	$ 161,276
Normalized FFO in excess of distributions paid to common stockholders	$ 9,748	$ 8,429	$ 19,059	$ 20,038
Weighted average number of common shares used for computation per share:
Basic	132,764,877	126,376,201	132,731,984	123,921,317
Diluted	132,931,813	126,582,609	132,845,970	124,013,142

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairment of real estate assets, reduced by gains on sales of investment properties and extraordinary items.  We define normalized FFO, a non-GAAP measure, as FFO excluding the one-time merger-related costs for our proposed acquisition of ARCT.

We consider FFO and normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger-related costs, including estimated accruals, for normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the third quarter of 2012 increased by $4.3 million, or 6.7%, to $68.5 million, as compared to $64.2 million for the third quarter of 2011. AFFO for the first nine months of 2012 increased by $16.5 million, or 8.9%, to $201.3 million, as compared to $184.8 million for the first nine months of 2011. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution), or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO, normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$ 26,976	$ 34,717	$ 85,998	$ 97,837
Cumulative adjustments to calculate FFO(1)	36,444	28,857	103,285	83,477
FFO available to common stockholders	63,420	63,574	189,283	181,314
Merger-related costs, including estimated accruals	5,495	--	5,495	--
Normalized FFO available to common stockholders	68,915	63,574	194,778	181,314
Excess of redemption value over carrying value of Class D preferred share redemption	--	--	3,696	--
Amortization of share-based compensation	2,230	1,751	7,780	6,098
Amortization of deferred financing costs(2)	522	486	1,633	1,335
Capitalized leasing costs and commissions	(521)	(595)	(1,218)	(1,243)
Capitalized building improvements	(1,576)	(528)	(3,283)	(1,737)
Other adjustments(3)	(1,074)	(449)	(2,096)	(920)
Total AFFO available to common stockholders	$ 68,496	$ 64,239	$ 201,290	$ 184,847
AFFO per common share:
Basic	$ 0.52	$ 0.51	$ 1.52	$ 1.49
Diluted	$ 0.52	$ 0.51	$ 1.52	$ 1.49

Distributions paid to common stockholders	$ 59,167	$ 55,145	$ 175,719	$ 161,276
AFFO in excess of distributions paid to common stockholders	$ 9,329	$ 9,094	$ 25,571	$ 23,571
Weighted average number of common shares used for computation per share:
Basic	132,764,877	126,376,201	132,731,984	123,921,317
Diluted	132,931,813	126,582,609	132,845,970	124,013,142

(1)     See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO).”

(2)     Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010 and June 2011. Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable.  These costs are amortized over the lives of the respective mortgages. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

Presentation of the information regarding FFO, normalized FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, normalized FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, normalized FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. FFO, normalized FFO and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing and financing activities.  In addition, FFO, normalized FFO and AFFO should not be considered as a measure of liquidity, of our ability to make cash distributions, or of our ability to make interest payments.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2012, we owned a diversified portfolio:

•                  Of 2,838 properties;

•                  With an occupancy rate of 97.0%, or 2,754 properties leased and only 84 properties available for lease;

•                  Leased to 144 different commercial enterprises doing business in 44 separate industries;

•                  Located in 49 states;

•                  With over 34.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 12,100 square feet.

At September 30, 2012, of our 2,838 properties, 2,739 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

In order to more accurately reflect our exposure to various industries, the following industry table has been modified from similar tables we have prepared in the past to reflect the changes below:

•                  Some properties previously included in the “general merchandise” industry were reclassified to the “dollar stores” industry to better reflect the industry in which the tenants operate; and

•                  The “aviation” industry was renamed “aerospace.”

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended September 30, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Retail Industries
Apparel stores	1.4%	1.4%	1.2%	1.1%	1.1%	1.2%	1.7%
Automotive collision services	1.2	0.9	1.0	1.1	1.0	1.1	1.3
Automotive parts	1.0	1.2	1.4	1.5	1.6	2.1	2.8
Automotive service	3.1	3.7	4.7	4.8	4.8	5.2	6.9
Automotive tire services	4.7	5.6	6.4	6.9	6.7	7.3	6.1
Book stores	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Business services	*	*	*	*	*	0.1	0.1
Child care	4.5	5.2	6.5	7.3	7.6	8.4	10.3
Consumer electronics	0.5	0.5	0.6	0.7	0.8	0.9	1.1
Convenience stores	16.3	18.5	17.1	16.9	15.8	14.0	16.1
Crafts and novelties	0.3	0.2	0.3	0.3	0.3	0.3	0.4
Dollar stores	3.0	--	--	--	--	--	--
Drug stores	3.5	3.8	4.1	4.3	4.1	2.7	2.9
Education	0.7	0.7	0.8	0.9	0.8	0.8	0.8
Entertainment	1.0	1.0	1.2	1.3	1.2	1.4	1.6
Equipment services	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Financial services	0.2	0.2	0.2	0.2	0.2	0.2	0.1
General merchandise	0.5	0.6	0.8	0.8	0.8	0.7	0.6
Grocery stores	3.7	1.6	0.9	0.7	0.7	0.7	0.7
Health and fitness	6.7	6.4	6.9	5.9	5.6	5.1	4.3
Home furnishings	1.0	1.1	1.3	1.3	2.4	2.6	3.1
Home improvement	1.5	1.7	2.0	2.2	2.1	2.4	3.4
Motor vehicle dealerships	2.0	2.2	2.6	2.7	3.2	3.1	3.4
Office supplies	0.8	0.9	0.9	1.0	1.0	1.1	1.3
Pet supplies and services	0.6	0.7	0.9	0.9	0.8	0.9	1.1
Restaurants - casual dining	7.3	10.9	13.4	13.7	14.3	14.9	7.0
Restaurants - quick service	5.9	6.6	7.7	8.3	8.2	6.6	4.9
Shoe stores	0.1	0.2	0.1	--	--	--	--
Sporting goods	2.4	2.7	2.7	2.6	2.3	2.6	2.9
Theaters	9.5	8.8	8.9	9.2	9.0	9.0	9.6
Transportation services	0.2	0.2	0.2	0.2	0.2	0.2	0.3
Video rental	0.0	0.0	0.2	1.0	1.1	1.7	2.1
Wholesale clubs	2.8	0.7	--	--	--	--	--
Other	0.1	0.1	0.1	0.1	0.1	0.1	0.2
Retail Industries	86.7%	88.6%	95.4%	98.3%	98.2%	97.8%	97.5%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended September 30, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Non-retail Industries
Aerospace	1.0	0.5	--	--	--	--	--
Beverages	5.1	5.6	3.0	--	--	--	--
Consumer appliances	0.2	--	--	--	--	--	--
Consumer goods	*	--	--	--	--	--	--
Diversified industrial	*	--	--	--	--	--	--
Equipment services	0.2	0.2	--	--	--	--	--
Financial services	0.4	0.3	--	--	--	--	--
Food processing	1.2	0.7	--	--	--	--	--
Insurance	0.1	--	--	--	--	--	--
Machinery	0.2	--	--	--	--	--	--
Packaging	0.6	0.4	--	--	--	--	--
Paper	0.1	0.1	--	--	--	--	--
Telecommunications	0.8	0.7	--	--	--	--	--
Transportation services	2.3	1.6	--	--	--	--	--
Other	1.1	1.3	1.6	1.7	1.8	2.2	2.5
Non-retail Industries	13.3%	11.4%	4.6%	1.7%	1.8%	2.2%	2.5%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of September 30, 2012 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	September 30, 2012(1)	Revenue
Retail	2,771	25,697,200	$ 102,959	85.8%
Agriculture	15	184,500	5,138	4.3
Distribution	20	4,741,500	4,578	3.8
Manufacturing	8	2,030,300	2,745	2.3
Office	9	824,000	3,000	2.5
Industrial	15	850,500	1,570	1.3
Totals	2,838	34,328,000	$ 119,990	100.0%

(1)     Includes rental revenue for all properties owned by Realty Income at September 30, 2012, including revenue from properties reclassified as discontinued operations of $168.  Excludes revenue of $23 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at September 30, 2012 include the following:

AMC Theatres	4.8%	NPC International/Pizza Hut	2.4%
L.A. Fitness	4.7%	Rite Aid	2.4%
Diageo	4.7%	Friendly’s Ice Cream	2.2%
BJ’s Wholesale Club	4.6%	Smart & Final	2.2%
Northern Tier Energy/Super America	4.0%	FreedomRoads/Camping World	2.1%
Regal Cinemas	3.3%	Fed-Ex	2.1%
The Pantry	2.8%	TBC Corporation	2.0%
Family Dollar	2.5%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 2,771 retail properties, included in the 2,838 total properties, owned by Realty Income at September 30, 2012, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industries	Number of Retail Properties	Retail Rental Revenue for the Quarter Ended September 30, 2012(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	21	$ 1,402	1.4%
Automotive service	231	3,706	3.6
Child care	231	5,366	5.2
Education	15	832	0.8
Entertainment	9	1,152	1.1
Equipment services	2	150	0.2
Financial services	16	218	0.2
Health and fitness	46	8,059	7.8
Theaters	44	11,364	11.0
Transportation services	1	187	0.2
Other	12	135	0.1
	628	32,571	31.6
Tenants Selling Goods and Services
Automotive parts (with installation)	22	452	0.4
Automotive tire services	159	5,641	5.5
Business services	1	5	*
Convenience stores	718	19,441	18.9
Motor vehicle dealerships	15	2,409	2.3
Pet supplies and services	14	666	0.7
Restaurants - casual dining	308	8,126	7.9
Restaurants - quick service	362	7,086	6.9
Video rental	3	-	0.0
	1,602	43,826	42.6
Tenants Selling Goods
Apparel stores	19	1,733	1.7
Automotive parts	46	783	0.7
Book stores	1	83	0.1
Consumer electronics	8	590	0.6
Crafts and novelties	9	335	0.3
Dollar stores	191	3,618	3.5
Drug stores	60	4,220	4.1
General merchandise	32	630	0.6
Grocery stores	57	4,387	4.3
Home furnishings	43	1,263	1.2
Home improvement	28	1,515	1.5
Office supplies	11	942	0.9
Shoe stores	1	168	0.2
Sporting goods	21	2,936	2.8
Wholesale clubs	14	3,359	3.3
	541	26,562	25.8
Total Retail Properties	2,771	$ 102,959	100.0%

*  Less than 0.1%

(1)    Includes rental revenue for all retail properties owned by Realty Income at September 30, 2012, including revenue from properties reclassified as discontinued operations of $168. Excludes revenue of $23 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,739 net leased, single-tenant properties as of September 30, 2012 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Sept. 30, 2012(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2012	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2012	% of Total Rental Revenue
2012	59	430,000	$ 1,503	1.3%	10	$ 275	0.2%	49	$ 1,228	1.1%
2013	157	1,232,800	4,020	3.4	54	1,739	1.5	103	2,281	1.9
2014	155	1,024,300	3,716	3.2	52	1,606	1.4	103	2,110	1.8
2015	156	834,500	3,583	3.0	67	1,776	1.5	89	1,807	1.5
2016	175	885,200	3,739	3.2	114	2,329	2.0	61	1,410	1.2
2017	146	1,816,700	4,581	3.9	44	2,539	2.2	102	2,042	1.7
2018	116	1,863,300	5,265	4.5	91	4,494	3.8	25	771	0.7
2019	142	1,505,700	7,274	6.2	132	6,813	5.8	10	461	0.4
2020	85	1,928,400	5,219	4.4	75	4,873	4.1	10	346	0.3
2021	163	2,272,900	7,351	6.2	155	6,841	5.8	8	510	0.4
2022	122	2,805,900	5,422	4.6	113	5,207	4.4	9	215	0.2
2023	255	2,272,500	10,545	9.0	250	10,106	8.6	5	439	0.4
2024	61	676,900	2,459	2.1	61	2,459	2.1	--	--	--
2025	255	2,713,600	12,267	10.4	250	12,149	10.3	5	118	0.1
2026	112	1,918,200	7,487	6.4	109	7,405	6.3	3	82	0.1
2027-2043	580	8,494,700	33,298	28.2	571	33,111	28.1	9	187	0.1
Totals	2,739	32,675,600	$117,729	100.0%	2,148	$103,722	88.1%	591	$ 14,007	11.9%

(1) Excludes 15 multi-tenant properties and 84 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2) Includes rental revenue of $168 from properties reclassified as discontinued operations and excludes revenue of $2,261 from 15 multi-tenant properties and from 84 vacant and unleased properties at September 30, 2012. Excludes revenue of $23 from three properties owned by Crest.

(3) Represents leases to the initial tenant of the property that are expiring for the first time.

(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2012 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2012(1)	Percentage of Rental Revenue
Alabama	65	94%	450,500	$ 1,799	1.5%
Alaska	2	100	128,500	307	0.3
Arizona	97	98	713,300	3,417	2.8
Arkansas	17	100	105,100	320	0.3
California	137	100	3,670,500	15,729	13.1
Colorado	59	95	507,400	1,961	1.6
Connecticut	25	96	456,500	1,283	1.1
Delaware	16	100	29,500	391	0.3
Florida	188	97	2,088,900	7,917	6.6
Georgia	144	93	1,274,900	4,993	4.2
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	332	0.3
Illinois	104	99	1,367,400	6,156	5.1
Indiana	84	96	830,600	3,750	3.1
Iowa	28	89	1,876,600	1,211	1.0
Kansas	53	94	790,500	1,512	1.3
Kentucky	23	96	138,900	629	0.5
Louisiana	39	100	384,600	1,419	1.2
Maine	3	100	22,500	139	0.1
Maryland	30	100	492,500	2,255	1.9
Massachusetts	64	92	575,400	2,279	1.9
Michigan	64	100	374,700	1,492	1.2
Minnesota	150	100	1,003,600	6,756	5.6
Mississippi	77	95	775,300	1,817	1.5
Missouri	77	99	1,047,300	3,857	3.2
Montana	2	100	30,000	89	0.1
Nebraska	20	100	204,100	561	0.5
Nevada	16	100	333,700	1,054	0.9
New Hampshire	15	93	217,200	944	0.8
New Jersey	32	94	258,000	1,934	1.6
New Mexico	17	100	139,000	401	0.3
New York	44	98	899,800	4,271	3.6
North Carolina	94	97	851,800	2,878	2.4
North Dakota	6	100	36,600	59	*
Ohio	143	97	1,678,100	4,584	3.8
Oklahoma	42	95	813,400	1,458	1.2
Oregon	20	100	384,200	1,240	1.0
Pennsylvania	105	98	1,092,500	4,173	3.5
Rhode Island	3	100	11,000	37	*
South Carolina	99	98	426,700	2,469	2.1
South Dakota	10	100	89,800	186	0.2
Tennessee	133	97	1,076,000	2,992	2.5
Texas	284	96	3,759,900	11,150	9.3
Utah	9	100	159,300	413	0.3
Vermont	4	100	12,700	130	0.1
Virginia	110	97	1,680,800	4,707	3.9
Washington	35	94	298,100	1,086	0.9
West Virginia	2	100	23,000	125	0.1
Wisconsin	32	94	645,500	1,265	1.1
Wyoming	3	100	21,100	63	0.1
Totals/Average	2,838	97%	34,328,000	$ 119,990	100.0%

*Less than 0.1%

(1)Includes rental revenue for all properties owned by Realty Income at September 30, 2012, including revenue from properties reclassified as discontinued operations of $168. Excludes revenue of $23 from properties owned by Crest.

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

Of our 2,838 properties in the portfolio, approximately 96.5% or 2,739 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We do not enter into any derivative transactions for speculative or trading purposes.  However, we may, in the future, assume as part of real estate transactions, derivative positions that do not qualify for hedge accounting treatment, such as interest rate swaps where we are subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized on our consolidated statements of income.

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of September 30, 2012.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt

2012(1)	$ 0.43	6.09%	$ 0.04	2.58%
2013(2)	122.18	5.68	0.15	2.58
2014(3)	12.72	6.22	0.16	2.58
2015(4)	151.47	5.50	23.80	4.71
2016(5)	288.36	5.95	609.18	1.29

Thereafter(6)	1,268.76	6.17	7.69	2.58

Totals(7)	$ 1,843.92	6.05%	$ 641.02	1.43%

Fair Value(8)	$ 2,132.26		$ 640.78

(1)           $433,000 of fixed rate mortgages and $35,000 of a variable rate mortgage mature throughout the remainder of 2012.

(2)           $100 million of fixed rate senior notes mature in March 2013 and $22.2 million of fixed rate mortgages and $152,000 of a variable rate mortgage mature throughout 2013.

(3)           $12.7 million of fixed rate mortgages and $161,000 of a variable rate mortgage mature in 2014.

(4)           $150 million of fixed rate senior notes mature in November 2015 and $1.5 million of fixed rate mortgages and $23.8 million of variable rate mortgages mature in 2015. The interest rate on variable rate mortgages of $23.6 million is capped at 5.5%.

(5)           $275 million of fixed rate senior notes mature in September 2016 and $13.4 million of fixed rate mortgages and $181,000 of a variable rate mortgage mature in 2016.  Additionally, the credit facility expires in May 2016.

(6)           As it relates to fixed rate senior notes, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $250 million matures in March 2035.  Additionally, $43.8 million of fixed rate mortgages and $7.7 million of a variable rate mortgage mature at dates thereafter.

(7)           Excludes net premiums of $7.5 million on our mortgages payable at September 30, 2012.

(8)           We base the estimated fair value of the fixed rate senior notes at September 30, 2012 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2012 on the current 5-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at September 30, 2012.

The table incorporates only those exposures that exist as of September 30, 2012. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two, have fixed interest rates. Interest on our credit facility balance is variable. Based on our credit facility balance of $609.0 million at September 30, 2012, a 1% change in interest rates would change our interest costs by $6.1 million per year.

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

As of and for the quarter ended September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2012, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                      OTHER INFORMATION

Item 1.             Legal Proceedings

The information contained in note 21, “Litigation,” of our notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.  Except as set forth therein, there have been no material legal proceedings for the nine months ended September 30, 2012.

Item 1A.                                       Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K, except as follows:

The proposed acquisition of ARCT presents certain risks to our business and operations.

On September 6, 2012, we signed a definitive agreement with American Realty Capital Trust, Inc., or ARCT, under which we will acquire all of the outstanding shares of ARCT in a stock-for-stock transaction.  Pursuant to the terms and subject to the conditions set forth in the agreement, at the effective time of the acquisition, ARCT shareholders will receive shares determined using a fixed exchange ratio of 0.2874 of our shares for each share of ARCT common stock that they own.  Following a shareholder vote by both companies, the transaction is expected to close during the fourth quarter of 2012 or early in the first quarter of 2013, although we cannot assure you that the transaction will close during that time or at all.  We are subject to a number of risks in connection with our proposed acquisition of ARCT.

Prior to closing, the acquisition may present certain risks to our business and operations, including, among other things, that:

•             if the acquisition does not occur, we may incur payment obligations to ARCT;

•             failure to complete the acquisition could negatively impact the market value of our common stock, preferred stock and debt securities, and our future business, financial results and prospects, and could cause securities and industry analysts and others who follow our company to lower their expectations regarding our future performance and prospects;

•             consummation of the proposed ARCT acquisition may result in a substantial diversion of time and resources of both our management and other employees and may limit the time available to them to focus on other aspects of our business, including, without limitation, identifying other acquisitions and strategic opportunities;

•             due to covenants in the agreement, we may be unable, during the pending ARCT acquisition, to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions or pursue other actions that we might consider beneficial, and current and prospective tenants, customers or vendors may delay or defer decisions to enter into leases, agreements or transactions with us;

•             the pending acquisition could have other adverse effects on our business and operations; and

•             we have incurred substantial expenses and expect to incur additional substantial expenses related to the proposed acquisition, including legal, accounting, financial advisory, filing, printing and mailing expenses.

In addition, if the proposed ARCT acquisition closes, we will face certain additional risks, including, among other things, the following:

•             we may encounter difficulties and incur substantial expenses in integrating ARCT’s properties and systems into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business;

•             ARCT’s real estate portfolio includes a number of U.S. General Services Administration assets, as well as tenants in the aerospace, financial services, freight, health care, home maintenance, manufacturing, pharmacy, retail banking, technology and telecommunications businesses, and we have little or no experience with tenants in these industries;

•             we may not be able to realize the anticipated benefits of our acquisition of ARCT, or those benefits may be less than we and securities and industry analysts had anticipated, which may adversely affect the market price of our common stock, preferred stock and debt securities;

•             our future results will suffer if we do not effectively manage our expanded portfolio;

•             the market price of our common stock, preferred stock and debt securities may decline, particularly if we do not achieve the perceived benefits of the ARCT acquisition as rapidly or to the extent anticipated by securities or industry analysts or if the effect of the acquisition on our results of operations and financial condition is not consistent with the expectations of these analysts;

•             we cannot assure you that we will be able to continue paying dividends on our common stock or preferred stock at the current rates;

•             we may incur unanticipated capital expenditures in order to maintain or improve the properties and businesses of ARCT;

•             we may encounter difficulties in managing a substantially larger and more complex business with properties in new geographic areas;

•             many of ARCT’s tenants operate in industries where we do not have any prior experience, which may make it difficult for us to evaluate their business and operations, and the ARCT acquisition will increase our tenant concentration in certain industries;

•             we may need to implement or improve internal controls, procedures, policies and systems with respect to ARCT’s properties and businesses, which may require substantial time and expenditure;

•             we may be required to recognize write-offs, impairment charges or amortization charges resulting from the ARCT acquisition; and

•             we may encounter unanticipated or unknown liabilities relating to the acquired businesses and properties.

In addition, as of October 18, 2012, eight lawsuits had been filed against ARCT, its directors and us in connection with the proposed ARCT acquisition, seeking, among other things, to enjoin the acquisition and rescind the agreement, and it is possible that additional lawsuits of this nature may be filed in the future. The complaints allege that ARCT’s directors breached their fiduciary duties to ARCT stockholders and/or to ARCT itself and further claim that we aided and abetted those alleged breaches of fiduciary duty. In addition to seeking to enjoin or rescind the ARCT acquisitions, the complaints also seek an award of unspecified attorneys’ and other fees and costs, in addition to other relief (including damages). An adverse judgment in any of these lawsuits may prevent or delay the consummation of the proposed acquisition, result in substantial additional expense to us and divert our management’s time and resources, and may also cause a change in the terms of the acquisition, which may be substantial, compared to the terms described in this Quarterly Report on Form 10-Q. We cannot assure you as to the outcome of these or any similar future lawsuits, including costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s time and resources.

These risks, and additional risks associated with the acquisition, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4, which was filed with the SEC on October 1, 2012.  Neither the Form S-4 nor the joint proxy statement/prospectus contained therein is incorporated by reference or constitutes a part of this Quarterly Report on Form 10-Q.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During September 2012, 1,467 shares of stock, at a price of $42.21 per share, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Realty Income Corporation 2012 Incentive Award Plan.

Item 6.             Exhibits

Exhibit No.                           Description

Articles of Incorporation and By-Laws

2.1                                                                              Agreement and Plan of Merger, dated as of September 6, 2012, by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on September 6, 2012 and incorporated herein by reference).

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

3.5                                                                              Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 and incorporated herein by reference).

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

4.19                                                                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “2.000% Notes due 2018” and establishing a series of securities entitled “3.250% Notes due 2022” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.20                                                                       Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.21                                                                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

Interactive Data Files

* 101                                                                  The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: October 25, 2012	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)