Form 10-K
period 2012-12-31
REALTY INCOME CORP
filed 2013-02-14
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

600 La Terraza Boulevard, Escondido, California  92025-3873

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $0.01 Par Value Class E Preferred Stock, $0.01 Par Value Class F Preferred Stock, $0.01 Par Value	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At June 30, 2012, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $5.5 billion based upon the last reported sale price of $41.77 per share on the New York Stock Exchange on June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

At February 1, 2013, the number of shares of common stock outstanding was 178,921,596, the number of the number of shares of Class E preferred stock outstanding was 8,800,000 and the number of shares of Class F preferred stock outstanding was 16,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 7, 2013, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:        Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, or Realty Income, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly distributions or dividends are supported by the cash flow from our portfolio of properties leased to commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 44 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

In 1994, Realty Income was listed on the New York Stock Exchange, or NYSE, and we elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase distributions to stockholders and funds from operations, or FFO, per share through both active portfolio management and the acquisition of additional properties.

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

At December 31, 2012, we owned a diversified portfolio:

•                  Of 3,013 properties;

•                  With an occupancy rate of 97.2%, or 2,929 properties leased and only 84 properties available for lease;

•                  Leased to 150 different commercial enterprises doing business in 44 separate industries;

•                  Located in 49 states;

•                  With over 37.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 12,500 square feet.

Of the 3,013 properties in the portfolio, 2,996, or 99.4%, are single-tenant properties, and the remaining 17 are multi-tenant properties. At December 31, 2012, of the 2,996 single-tenant properties, 2,913 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years.

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

Our ten senior officers owned 0.7% of our outstanding common stock with a market value of $56.3 million at February 1, 2013. Our directors and ten senior officers, as a group, owned 0.9% of our outstanding common stock with a market value of $67.0 million at February 1, 2013.

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

In February 2013, we had 97 employees as compared to 83 employees in February 2012.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 44-year policy of paying monthly dividends. Monthly dividends per common share increased by $0.0003125 in April 2012 to $0.1458125, increased by $0.0003125 in July 2012 to $0.146125, increased by $0.005 in September 2012 to $0.151125, increased by $0.0003125 in October 2012 to $0.1514375, increased by $0.0003125 in January 2013 to $0.15175, and increased by $0.0291667 in February 2013 to $0.1809167. The increase in January 2013 was our 61st consecutive quarterly increase and the increase in February 2013 was our 70th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2012, we paid three monthly cash dividends per common share in the amount of $0.1455, three in the amount of $0.1458125, two in the amount of $0.146125, one in the amount of $0.151125, and three in the amount of $0.1514375, totaling $1.771625. In December 2012, we declared dividends of $0.15175 per share, which were paid in January 2013.  In January 2013 and February 2013, we declared dividends of $0.1809167 per share, which will be paid in February 2013 and March 2013, respectively.

The monthly dividend of $0.1809167 per share represents a current annualized dividend of $2.171 per share, and an annualized dividend yield of approximately 5.0% based on the last reported sale price of our common stock on the NYSE of $43.40 on February 1, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2012

During 2012, Realty Income invested $1.16 billion in real estate, acquiring 423 properties, and properties under development, with an initial weighted average contractual lease rate of 7.2%.  The majority of the lease revenue from these properties is generated from investment grade tenants.  These 423 properties, and properties under development, are located in 37 states, will contain over 10.5 million leasable square feet, and are 100% leased with an average lease term of 14.6 years. The tenants of the 423 properties acquired operate in 23 industries: aerospace, apparel stores, automotive collision services, automotive parts, consumer appliances, consumer goods, convenience stores, crafts and novelties, diversified industrial, dollar stores, drug stores, equipment services, food processing, health and fitness, insurance, machinery, motor vehicle dealerships, packaging, paper, restaurants – quick service, theaters, transportation services, and wholesale clubs.  None of the investments in these properties caused any one tenant to be 10% or more of our total assets at December 31, 2012.

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

January 2013 Acquisition of American Realty Capital Trust, Inc.

On January 22, 2013, we completed our acquisition of American Realty Capital Trust, Inc., or ARCT, in a transaction valued at approximately $3.1 billion.  Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger dated as of September 6, 2012, as amended on January 6, 2013, at the effective time of the acquisition, each outstanding share of ARCT common stock was converted into the right to receive a combination of (i) $0.35 in cash and (ii) 0.2874 shares of our common stock.  In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In conjunction with our acquisition of ARCT in January 2013, we assumed approximately $516.3 million of mortgages payable.  With this acquisition, we added 515 properties to our portfolio.  Through 2012, we have incurred $7.9 million of merger costs.  We anticipate that the total merger costs will be approximately $19 million.

In January 2013, in connection with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Portfolio Discussion

Leasing Results

At December 31, 2012, we had 84 properties available for lease out of 3,013 properties in our portfolio, which represents a 97.2% occupancy rate.  Since December 31, 2011, when we reported 87 properties available for lease and a 96.7% occupancy rate, we:

•                  Leased 47 properties;

•                  Sold 20 properties available for lease; and

•                  Have 64 new properties available for lease.

During 2012, 124 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $10.6 million, as compared to the previous rent on these same properties of $10.9 million.  At December 31, 2012, our average annualized rental revenue was approximately $14.56 per square foot on the 2,929 leased properties in our portfolio.  At December 31, 2012, we classified 14 properties with a carrying amount of $19.2 million as held for sale on our balance sheet.

Investments in Existing Properties

In 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building and tenant improvements.  In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building and tenant improvements.

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

The majority of our building and tenant improvements are related to roof repairs, HVAC improvements, and parking lot resurfacing and replacements.  It is not customary for us to offer significant tenant improvements on our properties as tenant incentives.  The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, and the willingness of tenants to pay higher rents over the terms of the leases.

Note Issuance

In October 2012, we issued $350 million in aggregate principal amount of 2.00% senior unsecured notes due January 2018, or the 2018 Notes, and $450 million in aggregate principal amount of 3.25% senior unsecured notes due October 2022, or the 2022 Notes.  The price to the investors for the 2018 Notes was 99.910% of the principal amount for an effective yield of 2.017% per annum.  The price to the investors for the 2022 Notes was 99.382% of the principal amount for an effective yield of 3.323% per annum.  The total net proceeds of $790.1 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for general corporate purposes, including additional property acquisitions.

Universal Shelf Registration

In October 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in October 2015.  This replaces our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit.  The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities.  We may periodically offer one or more of these securities in amounts, prices, and on terms to be announced when and if the securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014.  The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension.  Under this new credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR.  The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

2012 Incentive Award Plan

In March 2012, our Board of Directors adopted, and in May 2012, our stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success.  The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income or rights that will reflect our growth, development and financial success.  The 2012 Plan replaced the 2003 Incentive Award Plan of Realty Income Corporation (as amended and restated February 21, 2006), which was set to expire in March 2013.

Issuance and Redemption of Preferred Stock

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Of the aggregate net proceeds of approximately $395.4 million from these issuances, $127.5 million was used to redeem all of our outstanding 7.375% Class D Cumulative Redeemable Preferred Stock and the balance was used to repay borrowings under our credit facility.  The dividend rate difference of 0.75% between the Class D and Class F preferred stock provides us savings of $956,000 annually on the Class D redemption amount of $127.5 million.  Beginning February 15, 2017, the Class F preferred shares are redeemable at our option for $25.00 per share. The initial dividend of $0.1702257 per share was paid on March 15, 2012, and covered 37 days.  Thereafter, dividends of $0.138021 per share will be paid monthly, in arrears.

We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders was $114.5 million in 2012, compared to $132.8 million in 2011, a decrease of $18.3 million. On a diluted per common share basis, net income was $0.86 in 2012, as compared to $1.05 in 2011.  Net income available to common stockholders for 2012 includes $7.9 million of merger-related costs, which represents $0.06 on a diluted per common share basis, for the acquisition of ARCT.  Additionally, net income available to common stockholders in 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties and excess real estate. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2012 were $9.9 million, as compared to gains from the sale of properties and excess real estate of $5.7 million during 2011.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In 2012, our FFO increased by $11.5 million, or 4.6%, to $260.9 million versus $249.4 million in 2011.  On a diluted per common share basis, FFO was $1.96 in 2012, compared to $1.98 in 2011, a decrease of $0.02, or 1.0%.  FFO in 2012 includes $7.9 million of merger-related costs, which represents $0.06 on a diluted per common share basis, and includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our acquisition of ARCT.  In 2012, our normalized FFO increased by $19.4 million, or 7.8%, to $268.8 million, versus $249.4 million in 2011.  On a diluted common share basis, normalized FFO was $2.02 in 2012, compared to $1.98 in 2011, an increase of $0.04, or 2.0%.

See our discussion of FFO and normalized FFO (which are not financial measures under U.S. generally accepted accounting principles, or GAAP), in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and normalized FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In 2012, our AFFO increased by $20.8 million, or 8.2%, to $274.2 million versus $253.4 million in 2011. On a diluted per common share basis, AFFO was $2.06 in 2012, compared to $2.01 in 2011, an increase of $0.05, or 2.5%.

See our discussion of AFFO (which is not a financial measure under GAAP), in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO, normalized FFO and AFFO.

DIVIDEND POLICY

Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2012, our cash distributions to preferred and common stockholders totaled $275.8 million, or approximately 131.4% of our estimated taxable income of $209.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2012 cash distributions to common stockholders totaled $236.3 million, representing 86.2% of our adjusted funds from operations available to common stockholders of $274.2 million.

The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25.00 per share liquidation preference (equivalent to $1.6875 per annum per share). The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class E and Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, normalized FFO, AFFO, cash flow from operations, financial condition and capital requirements, the annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors our Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions paid by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20% (15% for 2012 dividends). In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiary, Crest Net Lease, Inc., or Crest) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.5% of the distributions to our common stockholders, made or deemed to have been made in 2012, were classified as a return of capital for federal income tax purposes. We estimate that in 2013, between 15% and 25% of the distributions may be classified as a return of capital.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1 billion credit facility and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2012, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $2.88 billion, or approximately 32.5% of our total market capitalization of $8.88 billion.

We define our total market capitalization at December 31, 2012 as the sum of:

•                  Shares of our common stock outstanding of 133,452,411 multiplied by the last reported sales price of our common stock on the NYSE of $40.21 per share on December 31, 2012, or $5.37 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class E preferred stock of $220 million;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $158.0 million on our credit facility;

•                  Outstanding mortgages payable of $175.9 million; and

•                  Outstanding senior unsecured notes and bonds of $2.55 billion.

At the close of the acquisition of ARCT on January 22, 2013, our total market capitalization increased to over $12 billion.

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

Investment Strategy

When identifying new properties for acquisition, we generally focus on providing capital to owners and operators of commercial enterprises by acquiring the real estate they consider important to the successful operation of their business.

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

Historically, our investment focus has primarily been on commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2012, approximately 70.1% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy

We typically acquire and lease properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable and critical location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

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

Our executives regularly review and analyze:

•                  The performance of the various industries of our tenants; and

•                  The operation, management, business planning, and financial condition of our tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At December 31, 2012, we classified real estate with a carrying amount of $19.2 million as held for sale on our balance sheet. In 2013, we intend to continue implementing more active disposition efforts to further enhance the credit quality of our real estate portfolio.  As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $50 million and $125 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Universal Shelf Registration

In October 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in October 2015.  This replaces our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit.  The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014.  The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension.  Under this new credit facility, our current investment grade credit ratings provide for financing at LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR.  The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At December 31, 2012, we had a borrowing capacity of $842 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $158 million.  The interest rate on borrowings outstanding under our new credit facility, at December 31, 2012, was 1.3% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2012, we remain in compliance with these covenants.

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

Cash Reserves

We acquire and lease properties and distribute to stockholders, in the form of monthly cash dividends, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2012, we had cash and cash equivalents totaling $5.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our credit ratings.  We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “negative” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB with a “stable” outlook to our senior notes.

Based on our current ratings, the credit facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% basis points over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.45% for a rating lower than BBB-/Baa3, and (ii) 0.15% for a credit rating of A-/A3 or higher.

We also issue senior debt securities from time to time and our credit ratings can impact the interest rates on these transactions.  In addition, if our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

Mortgage Debt

As of December 31, 2012, we had $165.9 million of mortgages payable, which were assumed in connection with our property acquisitions in 2012 and 2011.  Additionally, at December 31, 2012, we had net premiums totaling $9.9 million on these mortgages.  During 2012, we paid $11.7 million in principal payments, which includes $10.7 million to pay off one mortgage in March 2012.

We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so.  We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts. Additionally, we have no joint ventures or mandatorily redeemable preferred stock. As such, our financial position and results of operations are not affected by accounting regulations regarding the classification of financial instruments with characteristics of both liabilities and equity.

Competitive Strategy

To successfully pursue our investment philosophy and strategy, we seek to maintain the following competitive advantages:

•                  Type of Investment Properties: We believe net-leased properties, whether purchased individually or as part of larger portfolio purchases, represent an attractive investment opportunity in today’s real estate environment. The less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of properties, is an effective investment strategy. The tenants of our freestanding properties generally provide goods and services that satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these tenants, our method of purchasing the property and then leasing it back, under a net-lease arrangement, allows the commercial enterprise to free up capital.

•                  Investment in New Industries: We seek to further diversify our portfolio among a variety of industries. We believe diversification will allow us to invest in industries that currently are growing and have characteristics we find attractive. When analyzing new industries, we seek to acquire properties that are critical to the success of a commercial enterprise, through its distribution of the product or service. Other characteristics may include, but are not limited to, industries that are dominated by local store operators where regional and national commercial enterprises can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base.

•                  Diversification: Diversification of the portfolio by industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2012, we owned a diversified property portfolio that consisted of 3,013 properties located in 49 states, leased to 150 different commercial enterprises doing business in 44 industry segments. Each of the 44 industry segments, represented in our property portfolio, individually accounted for no more than 14.9% of our rental revenue for the quarter ended December 31, 2012.

•                  Management Specialization: We believe that our management’s specialization in acquiring and managing single-tenant properties, operated under net-lease agreements, purchased individually or as part of a larger portfolio, is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

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

Corporate Responsibility

Realty Income is committed to providing an enjoyable, diverse and safe working atmosphere for our employees, to upholding our responsibilities as a public company operating for the benefit of our shareholders and to being mindful of the environment.  As The Monthly Dividend Company®, we believe our primary responsibility is to provide a dividend return to our shareholders. How we manage and use the physical, human and financial resources that enable us to acquire and own the real estate, which provides us with the lease revenue to pay monthly dividends, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401K plan with a matching contribution by Realty Income; competitive vacation and time-off benefits; paid maternity leave and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report any suspicion of misconduct, by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

With respect to our vendors and tenants we apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers and competitors.

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of six independent, non-employee directors and one employee director (the Chief Executive Officer and Vice Chairman of the Board)

•                  Our Board of Directors is elected on an annual basis

•                  We employ a majority vote standard for elections

•                  Our Compensation Committee of the Board of Directors works with independent consultants, in conducting annual compensation reviews for our key executives, and compensates each individual based on reaching certain performance metrics that determine the success of our company

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document.

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters building.  With respect to other properties that we own, which are net-leased to our tenants who are responsible for maintaining the buildings, we encourage energy conservation and environmental sustainability practices wherever possible.  In our headquarters building we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day

•                  Setting fax and copier machines to “energy saver mode”

•                  Encouraging employees to use “duplex” copy mode to reduce paper usage whenever possible

•                  Employing an automated “lights out” system that is activated 24/7

•                  Programming HVAC to only operate during normal business operating hours

In addition, our headquarters building was constructed according to the State of California energy standards and we have installed solar panels on our roof to fulfill our energy requirements. All of the windows on our building are dual-paned to increase energy efficiency and reduce our carbon footprint.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations.  Recycling bins are placed in all areas where materials are regularly disposed of and at the individual desks of our employees. Cell phones, wireless devices and office equipment is recycled or donated whenever possible.  We also continue to pursue a paperless environment since this reduces costs and saves trees.  As a result, we encourage file-sharing networks and environments to produce and edit documents in order to reduce the dissemination of hard copy documents.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2012, we owned a diversified portfolio:

•                  Of 3,013 properties;

•                  With an occupancy rate of 97.2%, or 2,929 properties leased and only 84 properties available for lease;

•                  Leased to 150 different commercial enterprises doing business in 44 separate industries;

•                  Located in 49 states;

•                  With over 37.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 12,500 square feet.

At December 31, 2012, of our 3,013 properties, 2,913 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

In order to more accurately reflect our exposure to various industries, the following industry table has been modified from similar tables we have prepared in the past to reflect the changes below:

•                  Some properties previously included in the “general merchandise” industry were reclassified to the “dollar stores” industry to better reflect the industry in which the tenant operates; and

•                  The “aviation” industry was renamed “aerospace.”

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended December 31, 2012	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Retail Industries
Apparel stores	2.4%	1.7%	1.4%	1.2%	1.1%	1.1%	1.2%
Automotive collision services	1.1	1.1	0.9	1.0	1.1	1.0	1.1
Automotive parts	1.1	1.0	1.2	1.4	1.5	1.6	2.1
Automotive service	2.9	3.1	3.7	4.7	4.8	4.8	5.2
Automotive tire services	4.3	4.7	5.6	6.4	6.9	6.7	7.3
Book stores	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Business services	*	*	*	*	*	*	0.1
Child care	4.1	4.5	5.2	6.5	7.3	7.6	8.4
Consumer electronics	0.5	0.5	0.5	0.6	0.7	0.8	0.9
Convenience stores	14.9	16.3	18.5	17.1	16.9	15.8	14.0
Crafts and novelties	0.7	0.3	0.2	0.3	0.3	0.3	0.3
Dollar stores	4.3	2.2	--	--	--	--	--
Drug stores	3.3	3.5	3.8	4.1	4.3	4.1	2.7
Education	0.6	0.7	0.7	0.8	0.9	0.8	0.8
Entertainment	0.9	0.9	1.0	1.2	1.3	1.2	1.4
Equipment services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Financial services	0.2	0.2	0.2	0.2	0.2	0.2	0.2
General merchandise	0.5	0.6	0.6	0.8	0.8	0.8	0.7
Grocery stores	3.3	3.7	1.6	0.9	0.7	0.7	0.7
Health and fitness	6.7	6.8	6.4	6.9	5.9	5.6	5.1
Home furnishings	1.0	1.0	1.1	1.3	1.3	2.4	2.6
Home improvement	1.3	1.5	1.7	2.0	2.2	2.1	2.4
Motor vehicle dealerships	2.0	2.1	2.2	2.6	2.7	3.2	3.1
Office supplies	0.7	0.8	0.9	0.9	1.0	1.0	1.1
Pet supplies and services	0.5	0.6	0.7	0.9	0.9	0.8	0.9
Restaurants - casual dining	6.7	7.3	10.9	13.4	13.7	14.3	14.9
Restaurants - quick service	5.7	5.9	6.6	7.7	8.3	8.2	6.6
Shoe stores	0.1	0.1	0.2	0.1	--	--	--
Sporting goods	2.3	2.5	2.7	2.7	2.6	2.3	2.6
Theaters	8.7	9.4	8.8	8.9	9.2	9.0	9.0
Transportation services	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Video rental	0.0	0.0	0.0	0.2	1.0	1.1	1.7
Wholesale clubs	4.4	3.2	0.7	--	--	--	--
Other	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Retail Industries	85.6%	86.7%	88.6%	95.4%	98.3%	98.2%	97.8%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended December 31, 2012	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Non-retail Industries
Aerospace	1.0	0.9	0.5	--	--	--	--
Beverages	4.7	5.1	5.6	3.0	--	--	--
Consumer appliances	0.3	0.1	--	--	--	--	--
Consumer goods	0.3	0.1	--	--	--	--	--
Diversified industrial	0.2	0.1	--	--	--	--	--
Equipment services	0.5	0.3	0.2	--	--	--	--
Financial services	0.4	0.4	0.3	--	--	--	--
Food processing	1.6	1.3	0.7	--	--	--	--
Insurance	0.1	*	--	--	--	--	--
Machinery	0.3	0.1	--	--	--	--	--
Packaging	1.0	0.7	0.4	--	--	--	--
Paper	0.1	0.1	0.1	--	--	--	--
Telecommunications	0.8	0.8	0.7	--	--	--	--
Transportation services	2.1	2.2	1.6	--	--	--	--
Other	1.0	1.1	1.3	1.6	1.7	1.8	2.2
Non-retail Industries	14.4%	13.3%	11.4%	4.6%	1.7%	1.8%	2.2%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*   Less than 0.1%

(1)  Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of December 31, 2012 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	December 31, 2012(1)	Revenue
Retail	2,941	27,520,200	$ 111,218	84.9%
Distribution	23	5,181,200	6,131	4.7
Agriculture	15	184,500	5,138	3.9
Manufacturing	10	3,117,100	3,775	2.9
Office	9	824,000	3,110	2.4
Industrial	15	850,500	1,570	1.2
Totals	3,013	37,677,500	$ 130,942	100.0%

(1)      Includes rental revenue for all properties owned by Realty Income at December 31, 2012, including revenue from properties reclassified as discontinued operations of $1,347.  Excludes revenue of $24 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at December 31, 2012 include the following:

L.A. Fitness	5.1%	NPC International/Pizza Hut	2.3%
AMC Theatres	4.6%	Rite Aid	2.2%
Family Dollar	4.4%	Friendly’s Ice Cream	2.1%
Diageo	4.4%	Smart & Final	2.1%
BJ’s Wholesale Clubs	4.3%	Fed-Ex	2.0%
Northern Tier Energy/Super America	3.8%	FreedomRoads/Camping World	2.0%
Regal Cinemas	3.2%	National Tire & Battery	1.9%
The Pantry	2.7%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 2,941 retail properties, included in the 3,013 total properties, owned by Realty Income at December 31, 2012, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industries	Number of Retail Properties	Retail Rental Revenue for the Quarter Ended December 31, 2012(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	22	$ 1,430	1.3%
Automotive service	230	3,778	3.4
Child care	229	5,308	4.8
Education	15	827	0.7
Entertainment	9	1,199	1.1
Equipment services	2	150	0.1
Financial services	16	219	0.2
Health and fitness	53	8,801	7.9
Theaters	44	11,451	10.3
Transportation services	1	187	0.2
Other	14	132	0.1
	635	33,482	30.1
Tenants Selling Goods and Services
Automotive parts (with installation)	27	481	0.4
Automotive tire services	158	5,642	5.1
Business services	1	4	*
Convenience stores	717	19,415	17.4
Motor vehicle dealerships	17	2,623	2.4
Pet supplies and services	14	666	0.6
Restaurants - casual dining	305	8,199	7.4
Restaurants - quick service	358	7,441	6.7
Video rental	3	-	0.0
	1,600	44,471	40.0
Tenants Selling Goods
Apparel stores	20	3,197	2.9
Automotive parts	44	975	0.9
Book stores	1	83	0.1
Consumer electronics	8	605	0.5
Crafts and novelties	9	883	0.8
Dollar stores	358	5,579	5.0
Drug stores	60	4,251	3.8
General merchandise	32	697	0.6
Grocery stores	57	4,379	3.9
Home furnishings	43	1,258	1.1
Home improvement	27	1,506	1.4
Office supplies	11	933	0.8
Shoe stores	1	168	0.2
Sporting goods	21	2,944	2.7
Wholesale clubs	14	5,807	5.2
	706	33,265	29.9
Total Retail Properties	2,941	$ 111,218	100.0%

*  Less than 0.1%

(1)     Includes rental revenue for all retail properties owned by Realty Income at December 31, 2012, including revenue from properties reclassified as discontinued operations of $1,347.  Excludes revenue of $19,724 from non-retail properties and $24 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 2,913 net leased, single-tenant properties as of December 31, 2012 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Dec. 31, 2012(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Dec. 31, 2012	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Dec. 31, 2012	% of Total Rental Revenue
2013	157	1,209,200	$ 3,879	3.0%	39	$1,319	1.0%	118	$ 2,560	2.0%
2014	155	1,019,400	3,717	2.9	52	1,652	1.3	103	2,065	1.6
2015	161	859,500	3,690	2.9	67	1,774	1.4	94	1,916	1.5
2016	176	1,144,300	3,840	3.0	115	2,380	1.9	61	1,460	1.1
2017	165	1,940,200	5,633	4.4	44	2,902	2.3	121	2,731	2.1
2018	144	2,116,600	6,411	5.0	90	4,691	3.7	54	1,720	1.3
2019	143	1,511,800	7,298	5.7	132	6,815	5.3	11	483	0.4
2020	86	1,986,500	5,455	4.2	76	5,109	4.0	10	346	0.2
2021	163	2,353,000	8,426	6.5	155	7,916	6.1	8	510	0.4
2022	127	3,713,600	7,396	5.7	119	7,153	5.5	8	243	0.2
2023	257	2,294,400	10,634	8.3	250	10,106	7.9	7	528	0.4
2024	62	686,900	2,764	2.1	62	2,764	2.1	--	--	0.0
2025	253	2,707,700	13,478	10.5	248	13,363	10.4	5	115	0.1
2026	153	2,311,400	8,335	6.5	150	8,253	6.4	3	82	0.1
2027-2043	711	10,152,200	37,694	29.3	702	37,509	29.2	9	185	0.1
Totals	2,913	36,006,700	$128,650	100.0%	2,301	$113,706	88.5%	612	$ 14,944	11.5%

(1)     Excludes 16 multi-tenant properties and 84 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)     Includes rental revenue of $1,347 from properties reclassified as discontinued operations and excludes revenue of $2,292 from 16 multi-tenant properties and from 84 vacant and unleased properties at December 31, 2012. Excludes revenue of $24 from four properties owned by Crest.

(3)     Represents leases to the initial tenant of the property that are expiring for the first time.

(4)     Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of December 31, 2012 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2012(1)	Percentage of Rental Revenue
Alabama	71	96%	500,500	$ 1,831	1.4%
Alaska	2	100	128,500	307	0.2
Arizona	96	98	710,300	3,496	2.7
Arkansas	21	95	135,000	340	0.3
California	142	100	3,821,700	18,204	13.9
Colorado	57	96	497,700	1,985	1.5
Connecticut	25	92	456,500	2,037	1.6
Delaware	16	100	29,500	391	0.3
Florida	211	98	2,229,600	8,364	6.4
Georgia	152	94	1,342,400	5,040	3.8
Hawaii	--	--	--	--	--
Idaho	12	92	80,700	329	0.3
Illinois	111	99	1,428,900	6,264	4.8
Indiana	87	98	858,400	3,858	2.9
Iowa	28	89	1,878,400	2,331	1.8
Kansas	67	96	920,600	1,905	1.5
Kentucky	26	96	202,200	733	0.6
Louisiana	44	100	428,500	1,449	1.1
Maine	3	100	22,500	139	0.1
Maryland	30	100	492,500	2,661	2.0
Massachusetts	63	92	572,700	2,279	1.7
Michigan	69	100	421,900	1,579	1.2
Minnesota	151	100	1,019,000	6,807	5.2
Mississippi	77	95	775,300	1,982	1.5
Missouri	78	99	1,057,800	3,861	2.9
Montana	2	100	30,000	77	0.1
Nebraska	22	100	220,400	604	0.5
Nevada	16	100	333,700	1,054	0.8
New Hampshire	17	94	234,000	961	0.7
New Jersey	33	94	267,300	1,941	1.5
New Mexico	19	100	154,700	421	0.3
New York	46	98	918,900	4,614	3.5
North Carolina	99	96	895,400	3,127	2.4
North Dakota	6	100	36,600	78	0.1
Ohio	151	97	2,192,200	5,231	4.0
Oklahoma	57	98	961,500	1,742	1.3
Oregon	20	100	384,200	1,325	1.0
Pennsylvania	105	98	1,092,500	4,740	3.6
Rhode Island	3	100	11,000	37	*
South Carolina	102	97	564,500	2,571	2.0
South Dakota	10	100	89,800	186	0.1
Tennessee	136	96	1,351,500	3,240	2.5
Texas	328	97	4,271,900	12,205	9.3
Utah	9	100	159,300	413	0.3
Vermont	4	100	12,700	133	0.1
Virginia	115	97	2,429,400	5,351	4.1
Washington	34	97	293,000	1,147	0.9
West Virginia	4	100	87,400	134	0.1
Wisconsin	33	94	653,400	1,375	1.1
Wyoming	3	100	21,100	63	*
Totals/Average	3,013	97%	37,677,500	$ 130,942	100.0%

*Less than 0.1%

(1)Includes rental revenue for all properties owned by Realty Income at December 31, 2012, including revenue from properties reclassified as discontinued operations of $1,347. Excludes revenue of $24 from properties owned by Crest.

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

•                  Our recent acquisition of American Realty Capital Trust, Inc.;

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

Item 1A:           Risk Factors

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.”  Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.

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

•                  Declines in our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

•                  Defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations;

•                  Economic or physical decline of the areas where the properties are located; and

•                  Deterioration of physical condition of our properties.

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

Eighty-four of our properties were available for lease or sale at December 31, 2012, all but one of which were single-tenant properties. At December 31, 2012, 32 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2012, each of our tenants accounted for less than 10% of our rental revenue.

For the fourth quarter of 2012, our tenants in the “convenience stores” industry accounted for 14.9% of our rental revenue. A downturn in this industry, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.

We believe that the ongoing economic recession has also had an adverse effect on many casual dining restaurants.  The impact of bankruptcy filings by any tenants in the casual dining industry could adversely affect us. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for the fourth quarter of 2012. Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common and preferred stock.  In addition, we may in the future make additional investments in the “convenience stores” industry, which would increase this industry’s percentage of our rental revenues, thereby increasing the effect that such a downturn in this industry would have on us.

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

The acquisition of American Realty Capital Trust, Inc. presents certain risks to our business and operations.

On January 22, 2013, we completed our acquisition of American Realty Capital Trust, Inc., or ARCT, in a transaction valued at approximately $3.1 billion.  Pursuant to the terms and subject to the conditions set forth in the agreement, at the effective time of the acquisition, each outstanding share of ARCT common stock was converted into $0.35 of cash and 0.2874 shares of our common stock.  In connection with the acquisition, we paid $552.9 million at closing to repay amounts then outstanding and terminated the commitments under ARCT’s revolving credit facility. In conjunction with our acquisition of ARCT in January 2013, we assumed approximately $516.3 million of mortgages payable.  With this acquisition, we added 515 properties to our portfolio.

The acquisition presents certain risks to our business and operations, including, among other things, the following:

•                  We may encounter difficulties and incur substantial expenses in integrating ARCT’s properties and systems into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business;

•                  ARCT’s real estate portfolio includes a number of industries which are new to us, including U.S. General Services Administration assets, as well as tenants in the aerospace, financial services, freight, health care, home maintenance, manufacturing, pharmacy, retail banking, technology and telecommunications businesses;

•                  We may not be able to realize the anticipated benefits of our acquisition of ARCT, or those benefits may be less than we and securities and industry analysts had anticipated, which may adversely affect the market price of our common stock, preferred stock and debt securities;

•                  Our level of indebtedness has increased in conjunction with the acquisition of ARCT;

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

•                  If ARCT failed to qualify as a REIT for U.S. federal income tax purposes, Realty Income may inherit significant tax liabilities, and Realty Income could lose its REIT status should disqualifying activities continue after the acquisition;

•                  We may incur unanticipated capital expenditures in order to maintain or improve the properties and businesses of ARCT;

•                  We may encounter difficulties in managing a substantially larger and more complex business with properties in new geographic areas;

•                  Many of ARCT’s tenants operated in industries where we do not have any prior experience, which may make it difficult for us to evaluate their business and operations, and the ARCT acquisition increased our tenant concentration in certain industries;

•                  We may need to implement or improve internal controls, procedures, policies and systems with respect to ARCT’s properties and businesses, which may require substantial time and expenditure;

•                  We may continue to incur substantial expenses related to the acquisition, including legal, accounting, and financial advisory expenses;

•                  We may be required to recognize write-offs, impairment charges or amortization charges resulting from the ARCT acquisition; and

•                  We may encounter unanticipated or unknown liabilities relating to the acquired businesses and properties.

In addition, eight lawsuits were filed in conjunction with the acquisition of ARCT.  All of the below actions name as defendants ARCT, members of the ARCT board of directors, Realty Income, and Tau Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Realty Income, or Merger Sub. In each case, the plaintiffs allege that the ARCT directors breached their fiduciary duties to ARCT and/or its stockholders in negotiating and approving the agreement, that the acquisition consideration negotiated in the agreement improperly values ARCT, that the ARCT stockholders will not receive fair value for their ARCT common stock in the acquisition, and that the terms of the agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints further allege that Realty Income, Merger Sub, and, in some cases, ARCT aided and abetted those alleged breaches of fiduciary duty. The various amended complaints add allegations that disclosures regarding the merger in the joint proxy statement/prospectus filed on October 1, 2012, or the definitive proxy statement/prospectus filed on December 6, 2012, are inadequate. Plaintiffs seek injunctive relief, including enjoining or rescinding the acquisition, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.  Realty Income believes that these actions have no merit and intends to respond to them in due course:

Maryland Actions. Since the announcement of the proposed acquisition of ARCT on September 6, 2012, six alleged class actions and/or shareholder derivative actions were filed on behalf of alleged ARCT stockholders and/or ARCT itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Quaal v. American Realty Capital Trust Inc., et al., No. 24-C-12-005306, filed September 7, 2012; Hill v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005502, filed September 19, 2012; Goldwurm v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005524, filed September 20, 2012; Gordon v. Schorsch, et al., No. 24-C-12-005571, filed September 21, 2012; Gregor v. Kahane, et al., No. 24-C-12-005563, filed September 21, 2012; and Rooker v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005924, filed October 5, 2012. On October 23, 2012, defendants moved to dismiss the actions and, on November 8, 2012, moved to stay discovery pending disposition of the motions to dismiss. On November 13, 2012, all plaintiffs except Sydelle Goldwurm filed motions to compel discovery and to expedite discovery. On November 16, 2012, the court consolidated the actions into a single action captioned In re American Capital Realty Trust, Inc. Shareholder Litigation, No. 24-C-12-005306 (the “Maryland State Action”).  On November 21, 2012, the court appointed plaintiff Randell Quaal as lead plaintiff and Brower Piven, P.C. as lead counsel for plaintiffs. On December 3, 2012, plaintiff Goldwurm voluntarily dismissed her action in Maryland state court without prejudice. On December 11, 2012, plaintiffs moved for a preliminary injunction and to compel expedited discovery. On December 13, 2012, the court granted defendants’ motion to stay discovery and denied plaintiffs’ motion to expedite discovery. On December 14, 2012, plaintiffs filed a consolidated amended complaint, and defendants filed amended motions to dismiss the amended complaint on December 21, 2012.

On January 6, 2013, the parties in the Maryland State Action entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT stockholders. In connection with the settlement contemplated by the memorandum of understanding, the Maryland State Action and all claims asserted in the litigation will be dismissed, subject to court approval. The proposed settlement terms required ARCT to make certain additional disclosures related to the merger, as set forth in a Current Report on Form 8-K filed by ARCT on January 8, 2013. The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as-yet undetermined amount, with ARCT to pay such fees and costs if and to the extent they are approved by the Maryland state court. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

After the Maryland state court denied plaintiff Goldwurm’s motion for appointment of lead plaintiff and lead counsel in the Maryland State Action, plaintiff Goldwurm filed a class action and shareholder derivative action on November 29, 2012, in the United States District Court for the District of Maryland, captioned Goldwurm v. American Realty Capital Trust, Inc., et al., No. 1:12-cv-03516-JKB (the “Maryland Federal Action”). On December 12, 2012, plaintiff Goldwurm moved for expedited discovery. Defendants moved to stay the federal case on December 13, 2012, and moved to dismiss it on December 19, 2012. On January 11, 2013, plaintiff Goldwurm moved for a temporary restraining order seeking to enjoin the shareholder vote on the proposed merger set to take place on January 16, 2013.

On January 14, 2013, the parties in the Maryland Federal Action entered into an agreement to settle all claims.  In connection with the settlement, on January 25, 2013, the parties agreed to voluntarily dismiss the case with prejudice.  On January 28, 2013, the Maryland federal court dismissed the action.

New York Actions. Two alleged class actions were filed on behalf of alleged ARCT stockholders in the Supreme Court of the State of New York for New York, New York, under the following captions: The Carol L. Possehl Living Trust v. American Realty Capital Trust, Inc., et al., No. 653300-2012, filed September 20, 2012; and Salenger v. American Realty Capital Trust, Inc. et al., No. 353355-2012, filed September 25, 2012. On October 19, 2012, the court consolidated the actions into a single action captioned In re American Realty Capital Trust Shareholders Litigation, No. 653300-2012 (the “New York Action”) and appointed Robbins Geller Rudman

& Dowd LLP as lead counsel for plaintiffs. On October 19, 2012, defendants moved for a stay of proceedings. Plaintiffs filed an amended complaint on October 23, 2012. On November 9, 2012, the Court granted defendants’ motion to stay the New York Action pending the Maryland state actions.

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

Compliance.  We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances, or petroleum products in connection with any of our properties. In addition, we believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.

Insurance and Indemnity.  In July 2012, we entered into a ten-year environmental insurance policy which expires in July 2022 and replaced our previous seven-year environmental insurance policy. The limits on our current policy are $10 million per occurrence and $60 million in the aggregate.  The limits on the excess policy are $5 million per occurrence and $10 million in the aggregate.  Therefore, the primary and excess ten-year policies together provide a total limit of $15 million per occurrence and $70 million in the aggregate.

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

For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains).

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

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. In addition, our taxable REIT subsidiaries, including Crest, are subject to federal and state taxes at the applicable tax rates on their income and property.

Distributions requirements imposed by law limit our flexibility.

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains, each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

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

We intend to incur additional indebtedness in the future, including borrowings under our $1 billion acquisition credit facility. At December 31, 2012, we had $158 million of outstanding borrowings under our acquisition credit facility, a total of $2.55 billion of outstanding unsecured senior debt securities and $175.9 million of outstanding mortgage debt. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rate on our acquisition credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis (which includes concerns that certain European countries may be unable to repay their national debt), we also face the risk that one or more of the participants in our acquisition credit facility may not be able to lend us money.

In addition, our acquisition credit facility contains provisions that could limit or, in certain cases, prohibit the payment of distributions on our common stock and preferred stock.  In particular, our acquisition credit facility provides that, if an event of default (as defined in the credit facility) exists, neither we nor any of our subsidiaries may make any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•                  The sum of (a) 95% of our adjusted funds from operations (as defined by the credit facility agreement) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

•                  The minimum amount of cash distributions required to be made to our shareholders in order to maintain our status as a REIT for federal income tax purposes,

except that we may repurchase or redeem preferred stock with the net proceeds from the issuance of our common stock or preferred stock. The acquisition credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to any of our subsidiaries that have guaranteed amounts payable under the credit facility or that meet a significance test set forth in the credit facility, we and our subsidiaries may not pay any distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock.  If any such event of default under our acquisition credit facility were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, could limit the amount of distributions payable on our common stock and preferred stock or prevent us from paying those distributions altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, including:

•                  Increasing our vulnerability to general adverse economic and industry conditions;

•                  Limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

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

•                  Changes in our credit ratings; and

•                  Actual or anticipated variations in quarterly operating results of us and our competitors.

In addition, over the last several years, prices of common stock and debt securities in the U.S. trading markets have been experiencing extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

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

We are subject to all of the inherent risks associated with the ownership of real estate.  In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our capital stock. Additional real estate ownership risks include:

•	Adverse changes in general or local economic conditions;
•	Changes in supply of, or demand for, similar or competing properties;
•	Changes in interest rates and operating expenses;
•	Competition for tenants;
•	Changes in market rental rates;
•	Inability to lease properties upon termination of existing leases;
•	Renewal of leases at lower rental rates;
•	Inability to collect rents from tenants due to financial hardship, including bankruptcy;
•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
•	Uninsured property liability;
•	Property damage or casualty losses;
•	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;
•	The need to periodically renovate and repair our properties;
•	Physical or weather-related damage to properties;
•	The potential risk of functional obsolescence of properties over time;
•	Acts of terrorism and war; and
•	Acts of God and other factors beyond the control of our management.

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

Over the last several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. In addition, the ongoing global financial crisis (which includes concerns that certain European countries may be unable to pay their national debt) has had a similar effect. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Unrest in certain Middle Eastern countries and resultant fluctuation in petroleum prices have added to the uncertainty in the capital markets.  Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock, preferred stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.

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

The SEC is currently considering whether issuers in the U.S. should be required to prepare financial statements in accordance with International Financial Reporting Standards, or IFRS, instead of U.S. generally accepted accounting principles, or GAAP.  IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, or IASB, which are rapidly gaining worldwide acceptance.  If the SEC decides to require IFRS, it expects that U.S. issuers would first report under the new standards beginning in approximately 2015 or later, although the timeframe has not been finalized.  Additionally, the Financial Accounting Standards Board, or FASB, is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards.  Although the FASB and IASB currently have a project on their agenda to examine the accounting for leases, the project may not result in the issuance of a final standard or a standard that would be comparable to current GAAP.  If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may adversely impact our financial condition and results of operations.

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

The information contained in note 4.C., “Litigation”, of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.  Except as set forth therein, there have been no material legal proceedings for the year ended December 31, 2012.

Item 4:        Mine Safety Disclosures

None.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2012
First quarter	$ 39.03	$ 34.31	$ 0.4368125
Second quarter	41.89	36.88	0.4377500
Third quarter	44.17	40.35	0.4486875
Fourth quarter	41.70	37.35	0.4546250

Total			$ 1.777875

2011
First quarter	$ 36.12	$ 33.40	$ 0.4330625
Second quarter	36.35	32.19	0.4340000
Third quarter	35.03	27.95	0.4349375
Fourth quarter	35.76	29.79	0.4358750

Total			$ 1.7378750

(1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2012, a distribution of $0.15175 per common share had been declared and was paid in January 2013.

There were 8,128 registered holders of record of our common stock as of December 31, 2012. We estimate that our total number of shareholders is over 115,000 when we include both registered and beneficial holders of our common stock.

During the fourth quarter of 2012, no shares of stock were withheld for state and federal payroll taxes on the vesting of stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation.

Item 6:        Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

(dollars in thousands, except for per share data)

As of or for the years ended December 31,	2012	2011	2010	2009	2008
Total assets (book value)	$ 5,443,363	$ 4,419,389	$ 3,535,590	$ 2,914,787	$ 2,994,179
Cash and cash equivalents	5,248	4,165	17,607	10,026	46,815
Total debt	2,883,868	2,055,181	1,600,000	1,354,600	1,370,000
Total liabilities	3,030,569	2,164,535	1,688,625	1,426,778	1,439,518
Total stockholders’ equity	2,412,794	2,254,854	1,846,965	1,488,009	1,554,661
Net cash provided by operating activities	326,469	298,952	243,368	226,707	246,155
Net change in cash and cash equivalents	1,083	(13,442)	7,581	(36,789)	(146,286)
Total revenue	475,510	410,252	333,437	311,965	310,813
Income from continuing operations	145,971	144,625	115,201	112,596	100,979
Income from discontinued operations	13,181	12,407	15,583	18,531	30,862
Net income	159,152	157,032	130,784	131,127	131,841
Preferred stock dividends	(40,918)	(24,253)	(24,253)	(24,253)	(24,253)
Excess of redemption value over carrying value of preferred shares redeemed	(3,696)	--	--	--	--
Net income available to common stockholders	114,538	132,779	106,531	106,874	107,588
Cash distributions paid to common stockholders	236,348	219,297	182,500	178,008	169,655
Basic and diluted net income per common share	0.86	1.05	1.01	1.03	1.06
Cash distributions paid per common share	1.771625	1.736625	1.721625	1.706625	1.662250
Cash distributions declared per common share	1.777875	1.737875	1.722875	1.707875	1.667250
Basic weighted average number of common shares outstanding	132,817,472	126,142,696	105,869,637	103,577,507	101,178,191
Diluted weighted average number of common shares outstanding	132,884,933	126,189,399	105,942,721	103,581,053	101,209,883

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations.  Our monthly distributions or dividends are supported by the cash flow from our portfolio of properties leased to commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 44 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

In 1994, Realty Income was listed upon the New York Stock Exchange and we elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2012, we owned a diversified portfolio:

•                  Of 3,013 properties;

•                  With an occupancy rate of 97.2%, or 2,929 properties leased and only 84 properties available for lease;

•                  Leased to 150 different commercial enterprises doing business in 44 separate industries;

•                  Located in 49 states;

•                  With over 37.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 12,500 square feet.

Of the 3,013 properties in the portfolio, 2,996, or 99.4%, are single-tenant properties, and the remaining 17 are multi-tenant properties. At December 31, 2012, of the 2,996 single-tenant properties, 2,913 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1 billion credit facility and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2012, our total outstanding borrowings of senior unsecured notes and bonds, mortgages payable and credit facility borrowings were $2.88 billion, or approximately 32.5% of our total market capitalization of $8.88 billion.

We define our total market capitalization at December 31, 2012 as the sum of:

•	Shares of our common stock outstanding of 133,452,411 multiplied by the last reported sales price of our common stock on the NYSE of $40.21 per share on December 31, 2012, or $5.37 billion;
•	Aggregate liquidation value (par value of $25.00 per share) of the Class E preferred stock of $220 million;
•	Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;
•	Outstanding borrowings of $158.0 million on our credit facility;
•	Outstanding mortgages payable of $175.9 million; and
•	Outstanding senior unsecured notes and bonds of $2.55 billion.

At the close of the acquisition of American Realty Capital Trust, Inc., or ARCT, on January 22, 2013, our total market capitalization increased to over $12 billion.

Notes Receivable

As of December 31, 2012, we had $63.2 million in notes receivable, which are secured by the properties on which the note receivables were placed.  Included in this amount are $35.1 million of notes receivable acquired in 2012, $8.8 million of notes receivable acquired in 2011, $18.9 million of notes receivable held by our wholly-owned taxable REIT subsidiary, Crest, and $0.4 million of notes receivable from a property sale.

Mortgage Debt

As of December 31, 2012, we had $165.9 million of mortgages payable, which were assumed in connection with our property acquisitions in 2012 and 2011.  Additionally, at December 31, 2012, we had net premiums totaling $9.9 million on these mortgages.  During 2012, we paid $11.7 million in principal payments, which includes $10.7 million to pay off one mortgage in March 2012.  In conjunction with our acquisition of ARCT in January 2013, we assumed approximately $516.3 million of mortgages payable.

We expect to pay off the mortgages payable as soon as prepayment penalties and costs make it economically feasible to do so.  We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.

$1 Billion Acquisition Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014.  The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension.  Under this new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR.  The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At December 31, 2012, we had a borrowing capacity of $842 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $158 million.  The interest rate on borrowings outstanding under our new credit facility, at December 31, 2012, was 1.3% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2012, we remain in compliance with these covenants.

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

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2012, we had cash and cash equivalents totaling $5.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2012

During 2012, Realty Income invested $1.16 billion in real estate, acquiring 423 properties, and properties under development, with an initial weighted average contractual lease rate of 7.2%.  The majority of the lease revenue from these properties is generated from investment grade tenants.  These 423 properties, and properties under development, are located in 37 states, will contain over 10.5 million leasable square feet, and are 100% leased with an average lease term of 14.6 years. The tenants of the 423 properties acquired operate in 23 industries: aerospace, apparel stores, automotive collision services, automotive parts, consumer appliances, consumer goods, convenience stores, crafts and novelties, diversified industrial, dollar stores, drug stores, equipment services, food processing, health and fitness, insurance, machinery, motor vehicle dealerships, packaging, paper, restaurants – quick service, theaters, transportation services, and wholesale clubs.  None of the investments in these properties caused any one tenant to be 10% or more of our total assets at December 31, 2012.

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

Of the $1.16 billion Realty Income invested in 2012, approximately $35.1 million was used to originate a note receivable, which is secured by the properties on which the note receivable was placed.

During 2012, Crest invested $890,000 in one property in the restaurant – casual industry.

January 2013 Acquisition of American Realty Capital Trust, Inc.

On January 22, 2013, we completed our acquisition of ARCT, in a transaction valued at approximately $3.1 billion.  Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger dated as of September 6, 2012, as amended on January 6, 2013, at the effective time of the acquisition, each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock.  In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In conjunction with our acquisition of ARCT in January 2013, we assumed approximately $516.3 million of mortgages payable.  With this acquisition, we added 515 properties to our portfolio.  Through 2012, we have incurred $7.9 million of merger costs.  We anticipate that the total merger costs will be approximately $19 million.

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Portfolio Discussion

Leasing Results

At December 31, 2012, we had 84 properties available for lease out of 3,013 properties in our portfolio, which represents a 97.2% occupancy rate.  Since December 31, 2011, when we reported 87 properties available for lease and a 96.7% occupancy rate, we:

•                  Leased 47 properties;

•                  Sold 20 properties available for lease; and

•                  Have 64 new properties available for lease.

During 2012, 124 properties with expiring leases were leased to either existing or new tenants.  The rent on these leases was $10.6 million, as compared to the previous rent on these same properties of $10.9 million.  At December 31, 2012, our average annualized rental revenue per square foot was approximately $14.56 per square foot on the 2,929 leased properties in our portfolio.  At December 31, 2012, we classified 14 properties with a carrying amount of $19.2 million as held for sale on our balance sheet.

Investments in Existing Properties

In 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building and tenant improvements.  In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building improvements.

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

Impact of Real Estate and Credit Markets

In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and U.S. credit markets carefully and, if required, make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in this annual report.

Increases in Monthly Dividends to Common Stockholders

We continue our 44-year policy of paying monthly dividends. Monthly dividends per common share increased by $0.0003125 in April 2012 to $0.1458125, increased by $0.0003125 in July 2012 to $0.146125, increased by $0.005 in September 2012 to $0.151125, increased by $0.0003125 in October 2012 to $0.1514375, increased by $0.0003125 in January 2013 to $0.15175, and increased by $0.0291667 in February 2013 to $0.1809167.  The increase in January 2013 was our 61st consecutive quarterly increase and the increase in February 2013 was our 70th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2012, we paid three monthly cash dividends per common share in the amount of $0.1455, three in the amount of $0.1458125, two in the amount of $0.146125, one in the amount of $0.151125, and three in the amount of $0.1514375 totaling $1.771625. In December 2012, we declared dividends of $0.15175 per share, which were paid in January 2013.  In January 2013 and February 2013, we declared dividends of $0.1809167 per share, which will be paid in February 2013 and March 2013, respectively.

The current monthly dividend of $0.1809167 per share represents a current annualized dividend of $2.171 per share, and an annualized dividend yield of approximately 5.0% based on the last reported sale price of our common stock on the NYSE of $43.40 on February 1, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Note Issuance

In October 2012, we issued $350 million in aggregate principal amount of 2.00% senior unsecured notes due January 2018, or the 2018 Notes, and $450 million in aggregate principal amount of 3.25% senior unsecured notes due October 2022, or the 2022 Notes.  The price to the investors for the 2018 Notes was 99.910% of the principal amount for an effective yield of 2.017% per annum.  The price to the investors for the 2022 Notes was 99.382% of the principal amount for an effective yield of 3.323% per annum.  The total net proceeds of approximately $790.1 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds will be used for general corporate purposes, which may include additional property acquisitions.

Universal Shelf Registration

In October 2012, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in October 2015. This replaces our prior shelf registration statement. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

2012 Incentive Award Plan

In March 2012, our Board of Directors adopted, and in May 2012, our stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success.  The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income or rights that will reflect our growth, development and financial success.  The 2012 Plan replaced the 2003 Incentive Award Plan of Realty Income Corporation (as amended and restated February 21, 2006), which was set to expire in March 2013.

Issuances and Redemption of Preferred Stock

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price $25.2863 per share. Of the aggregate net proceeds of approximately $395.4 million from these issuances, $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay borrowings under our credit facility. The dividend rate difference of 0.75% between the Class D and Class F preferred stock provides us savings of $956,000 annually on the Class D redemption amount of $127.5 million. Beginning February 15, 2017, the Class F preferred shares are redeemable at our option, for $25.00 per share. The initial dividend of $0.1702257 per share was paid on March 15, 2012, and covered 37 days. Thereafter, dividends of $0.138021 per share will be paid monthly, in arrears.

We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends. We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.

Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common shareholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DSPP authorizes up to 6,000,000 common shares to be issued.  During 2012, we issued 55,598 shares and raised approximately $2.2 million under the DSPP.  From the inception of the DSPP through December 31, 2012, we have issued 115,203 shares and raised approximately $4.2 million.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our credit ratings.  We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “negative” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB with a “stable outlook” to our senior notes.

Based on our current ratings, the credit facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit facility is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.45% for a rating lower than BBB-/Baa3, and (ii) 0.15% for a credit rating of A-/A3 or higher.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of December 31, 2012, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$100
5.5% notes, issued in November 2003 and due in November 2015	150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.00% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$2,550

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2012, we remain in compliance with these covenants.

In March 2013, we expect to repay $100 million of our 5.375% notes by utilizing our credit facility.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2012 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	47.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.9%
Debt service coverage (trailing 12 months)	> 1.5 x	3.6 x
Maintenance of total unencumbered assets	> 150% of unsecured debt	214.4%

The following table summarizes the maturity of each of our obligations as of December 31, 2012 (dollars in millions):

Table of Obligations

						Ground		Ground
						Leases		Leases
			Notes			Paid by		Paid by
Year of	Credit		and	Mortgages		Realty		Our
Maturity	Facility	(1)	Bonds	Payable(2)	Interest (3)	Income	(4)	Tenants	(5)	Other (6)	Totals

2013	$ --		$ 100.0	$ 23.1	$ 138.9	$ 0.2		$ 4.3		$ --	$ 266.5
2014	--		--	13.7	132.8	0.2		4.1		16.9	167.7
2015	--		150.0	26.1	130.5	0.2		4.1		--	310.9
2016	158.0		275.0	14.4	127.0	0.2		4.0		--	578.6
2017	--		175.0	45.3	111.9	0.2		3.9		--	336.3
Thereafter	--		1,850.0	43.3	437.5	0.4		48.8		--	2,380.0
Totals	$158.0		$ 2,550.0	$ 165.9	$ 1,078.6	$1.4		$ 69.2		$ 16.9	$ 4,040.0

(1)   The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2)   Excludes net premiums recorded on the mortgages payable.  The balance of these net premiums at December 31, 2012, is $9.9 million.

(3)   Interest on the credit facility, notes, bonds and mortgages payable has been calculated based on outstanding balances as of December 31, 2012 through their respective maturity dates.

(4)   Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5)   Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6)   “Other” consists of $16.0 million of commitments under construction contracts and $944,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In 2006, we issued 8.8 million shares of 6.75% Class E Cumulative Redeemable Preferred Stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares will be paid monthly in arrears.

We are current on our obligations to pay dividends on our Class E and Class F preferred stock.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts. Additionally, we have no joint ventures or mandatorily redeemable preferred stock. As such, our financial position and results of operations are not affected by accounting regulations regarding the classification of financial instruments with characteristics of both liabilities and equity.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight–line method over an estimated useful life of 25 to 35 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 to 35 years is an appropriate estimate of useful life.

When acquiring a property, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2012, 2011 and 2010.

Rental Revenue

Rental revenue was $473.7 million for 2012 versus $408.6 million for 2011, an increase of $65.1 million, or 15.9%. Rental revenue was $332.8 million in 2010. The increase in rental revenue in 2012 compared to 2011 is primarily attributable to:

•                  The 423 properties (10.6 million square feet) acquired by Realty Income in 2012, which generated $22.7 million of rent in 2012;

•                  The 164 properties (6.2 million square feet) acquired by Realty Income in 2011, which generated $79.0 million of rent in 2012 compared to $31.5 million in 2011, an increase of $47.5 million;

•                  Same store rents generated on 2,220 properties (18.6 million square feet) during the entire years of 2012 and 2011, increased by $364,000, or 0.1%, to $360.4 million from $360.0 million;

•                  A  net decrease of $8.4 million relating to the aggregate of (i) rental revenue from properties (1.3 million square feet) that were available for lease during part of 2012 or 2011, (ii) rental revenue related to 70 properties sold during 2012 and 2011, and (iii) lease termination settlements which, in aggregate, totaled $7.8 million in 2012 compared to $16.2 million in 2011; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $2.3 million in 2012 as compared to 2011.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year except for properties during the current or prior year that; (i) were available for lease at any time, (ii) were under development, (iii) we have made an additional investment in, (iv) were involved in eminent domain and rent was reduced, and (v) were re-leased with rent-free periods.  Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.

Of the 3,013 properties in the portfolio at December 31, 2012, 2,996, or 99.4%, are single-tenant properties and the remaining 17 are multi-tenant properties. Of the 2,996 single-tenant properties, 2,913, or 97.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years at December 31, 2012. Of our 2,913 leased single-tenant properties, 2,681 or 92.0% were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $2.0 million in 2012, $1.4 million in 2011 and $1.3 million in 2010 (excluding percentage rent reclassified to discontinued operations of $124,000 in 2012, $60,000 in 2011 and $104,000 in 2010). Percentage rent in 2012 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2013.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2012, our portfolio of 3,013 properties was 97.2% leased with 84 properties available for lease as compared to 87 at December 31, 2011. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization

Depreciation and amortization was $149.6 million in 2012, compared to $118.9 million in 2011 and $91.6 million in 2010. The increases in depreciation and amortization in 2012 and 2011 were primarily due to the acquisition of properties in 2012 and 2011, which was partially offset by property sales in those same years.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders” and “Adjusted Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO and AFFO.

Interest Expense

Interest expense was $122.5 million in 2012, compared to $108.3 million in 2011 and $93.2 million in 2010. The increase in interest expense from 2011 to 2012 was primarily due to an increase in borrowings attributable to the $150 million re-opening of our 5.875% senior unsecured bonds due 2035 in June 2011, the issuance of our 2.00% senior unsecured notes due January 2018 in October 2012, and the issuance of our 3.25% senior unsecured notes due October 2022 in October 2012, interest on our mortgages payable, and higher credit facility borrowings, which were partially offset by lower average interest rates.

As a result of entering into our new credit facility, we incurred credit facility origination costs of $7.1 million.  At December 31, 2012, $5.9 million of the $7.1 million is included in other assets, net, on our consolidated balance sheet, along with $2.2 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	2012	2011	2010
Interest on our credit facility, notes, bonds and mortgages	$ 117,401	$ 104,452	$ 89,916
Interest included in discontinued operations	(601)	(785)	(557)
Credit facility commitment fees	1,684	1,508	1,017
Amortization of credit facility origination costs, deferred financing costs and net mortgage premiums	4,556	3,564	2,871
Interest capitalized	(498)	(438)	(10)
Interest expense	$ 122,542	$ 108,301	$ 93,237

Credit facility, mortgages and notes outstanding	2012	2011	2010
Average outstanding balances (dollars in thousands)	$ 2,144,690	$ 1,754,935	$ 1,496,150
Average interest rates	5.5%	6.0%	6.0%

At December 31, 2012, the weighted average interest rate on our:

•                  Notes and bonds payable of $2.55 billion was 4.99%;

•                  Mortgages payable of $175.9 million was 4.38%;

•                  Credit facility outstanding borrowings of $158.0 million was 1.28%; and

•                  Combined outstanding notes, bonds, mortgages and credit facility borrowings of $2.9 billion was 4.75%.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and are used by management as measures of performance. In addition, management utilizes Adjusted EBITDA because our $1 billion credit facility uses a similar metric to measure our compliance with certain covenants. EBITDA and Adjusted EBITDA should be considered along with, but not as alternatives to, net income as measures of our operating performance.

The following is a reconciliation of net income, our most directly comparable GAAP measure, to Adjusted EBITDA (dollars in thousands):

	2012	2011	2010
Net income	$ 159,152	$ 157,032	$ 130,784
Interest expense	122,542	108,301	93,237
Interest expense included in discontinued operations	601	785	557
Income taxes	1,430	1,470	1,393
Income tax benefit included in discontinued operations	(369)	(351)	(344)
Depreciation and amortization	149,597	118,874	91,641
Depreciation and amortization in discontinued operations	1,710	3,305	4,508
EBITDA	434,663	389,416	321,776
Provisions for impairment	5,139	405	213
Amortization of net premiums on mortgages payable	(665)	(189)	--
Merger-related costs	7,899	--	--
Gain on property sales	--	(540)	--
Gain on property sales in discontinued operations	(9,873)	(5,193)	(8,676)
Adjusted EBITDA	$ 437,163	$ 383,899	$ 313,313

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

Dollars in thousands	2012	2011	2010
Adjusted EBITDA	$ 437,163	$ 383,899	$ 313,313
Divided by interest expense(1)	$ 122,478	$ 108,897	$ 93,794
Interest coverage ratio	3.6	3.5	3.3

(1) See below reconciliation of interest expense used for calculation of interest coverage ratio (dollars in thousands):

	2012	2011	2010
Interest expense	$ 122,542	$ 108,301	$ 93,237
Interest expense included in discontinued operations	601	785	557
Amortization of net premiums on mortgages payable	(665)	(189)	--
	$ 122,478	$ 108,897	$ 93,794

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

Dollars in thousands	2012	2011	2010
Adjusted EBITDA	$ 437,163	$ 383,899	$ 313,313
Divided by interest expense plus preferred stock dividends(1)	$ 163,396	$ 133,150	$ 118,047
Fixed charge coverage ratio	2.7	2.9	2.7

(1)  See footnote 1 above for reconciliation of interest expense used for calculation of fixed charge coverage ratio.  This calculation excludes the charge of $3.7 million for the excess of redemption value over carrying value of the Class D preferred shares redeemed during 2012.

General and Administrative Expenses

General and administrative expenses increased by $7.0 million to $38.0 million in 2012, as compared to $31.0 million in 2011. General and administrative expenses were $25.3 million in 2010.  Included in general and administrative expenses are acquisition transaction costs of $2.4 million for 2012, $1.5 million for 2011 and $368,000 for 2010.  General and administrative expenses increased during 2012 primarily due to increases in employee costs, acquisition transaction costs and proxy costs. In February 2013, we had 97 employees, as compared to 83 employees in February 2012 and 79 employees in February 2011.

Dollars in thousands	2012	2011	2010
General and administrative expenses	$ 37,998	$ 30,954	$ 25,311
Total revenue, including discontinued operations(1)	483,691	422,226	346,540
General and administrative expenses as a percentage of total revenue	7.9%	7.3%	7.3%

(1)Excludes gain on sales.

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2012, 84 properties were available for lease, as compared to 87 at December 31, 2011 and 84 at December 31, 2010.

Property expenses were $7.3 million in 2012, $6.0 million in 2011 and $5.8 million in 2010. The increase in property expenses in 2012 is primarily attributable to higher insurance costs, maintenance and utilities, and legal fees associated with properties available for lease, partially offset by a decrease in bad debt expense.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs, were $7.9 million in 2012.  On a diluted per common share basis, this expense represented $0.06.

Income Taxes

Income taxes were $1.4 million in 2012, as compared to $1.5 million in 2011 and $1.4 million in 2010. These amounts are for city and state income and franchise taxes paid by Realty Income.

Discontinued Operations

Operations from 14 investment properties classified as held for sale at December 31, 2012, plus properties previously sold, have been classified as discontinued operations.  The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2012	2011	2010
Gain on sales of investment properties	$9,873	$5,193	$8,676
Rental revenue	7,938	11,881	13,071
Other revenue	243	93	32
Depreciation and amortization	(1,710)	(3,305)	(4,508)
Property expenses	(1,649)	(1,902)	(2,463)
Provisions for impairment	(2,335)	(395)	(171)
Crest’s income from discontinued operations	821	842	946
Income from discontinued operations	$13,181	$12,407	$15,583
Per common share, basic and diluted(1)	$0.10	$0.10	$0.15

(1)   The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Crest’s Assets and Property Sales

At December 31, 2012, Crest had an inventory of four properties, three of which are classified as held for investment. In addition to the four properties, Crest also held notes receivable of $18.9 million at December 31, 2012 and $19.0 million at December 31, 2011.  During 2011, the principal balance of one note receivable was paid in full, from which we received proceeds of approximately $2.9 million.

During 2012, Crest acquired one property for $890,000, but did not sell any properties.  During 2011 and 2010, Crest did not buy or sell any properties.

Gain on Sales of Investment Properties by Realty Income

During 2012, we sold 44 investment properties for $50.6 million, which resulted in a gain of $9.9 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented.

During 2011, we sold 26 investment properties for $22.0 million, which resulted in a gain of $5.2 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we sold excess real estate from five properties for $2.1 million, which resulted in a gain of $540,000.  This gain is included in other revenue on our consolidated statement of income for 2011, because this excess real estate was associated with properties that continue to be owned as part of our core operations.

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

At December 31, 2012, we classified real estate with a carrying amount of $19.2 million as held for sale on our balance sheet. In 2013, we intend to continue implementing more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $50 million and $125 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the proceeds from the sales of any properties in new properties.

Provisions for Impairment on Real Estate Acquired for Resale by Crest

During 2012 and 2011, Crest did not record any provisions for impairment.

During 2010, Crest recorded total provisions for impairment of $807,000 on three properties held for investment at December 31, 2010. These provisions for impairment are included in continuing operations on our consolidated statement of income for 2010.

Provisions for Impairment on Realty Income Investment Properties

During 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Provisions for impairment of $2.3 million are included in income from discontinued operations on seven properties.  Additionally, during 2012, Realty Income recorded provisions for impairment of $2.8 million on three properties held for investment at December 31, 2012.  These provisions for impairment are included in income from continuing operations.

During 2011, Realty Income recorded total provisions for impairment of $405,000 on four properties.  These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in income from continuing operations.

During 2010, Realty Income recorded total provisions for impairment of $213,000 on four properties.  Provisions for impairment of $171,000 are included in income from discontinued operations.  Since one of these properties was subsequently reclassified from held for sale to held for investment during 2011, a provision for impairment of $42,000 is included in income from continuing operations.

Preferred Stock Dividends

Preferred stock dividends totaled $40.9 million in 2012 and $24.3 million in 2011 and 2010.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

When we redeemed our Class D preferred stock in March 2012, we incurred a charge of $3.7 million for the excess of redemption value over the carrying value.  This charge, representing the Class D preferred stock original issuance cost that was paid in 2004, was recorded as a reduction to net income available to common stockholders when the shares were redeemed during 2012.  On a diluted per common share basis, this charge was $0.03.

Net Income Available to Common Stockholders

Net income available to common stockholders was $114.5 million in 2012, a decrease of $18.3 million as compared to $132.8 million in 2011. Net income available to common stockholders in 2010 was $106.5 million. Net income available to common stockholders for 2012 includes $7.9 million of merger-related costs, which represents $0.06 on a diluted per common share basis, for the acquisition of ARCT.  Additionally, net income available to common stockholders in 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties and excess real estate. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2012 were $9.9 million, as compared to gains from the sale of properties and excess real estate of $5.7 million during 2011 and an $8.7 million gain from the sale of properties during 2010.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)

FFO for 2012 increased by $11.5 million, or 4.6%, to $260.9 million, as compared to $249.4 million in 2011 and $193.9 million in 2010. FFO for 2012 includes $7.9 million for merger-related costs, and also includes a $3.7 million charge associated with the Class D preferred stock redemption.

We define normalized FFO as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.  Normalized FFO for 2012 increased by $19.4 million, or 7.8%, to $268.8 million, as compared to $249.4 million in 2011 and $193.9 million in 2010.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2012	2011	2010
Net income available to common stockholders	$114,538	$132,779	$106,531
Depreciation and amortization:
Continuing operations	149,597	118,874	91,641
Discontinued operations	1,710	3,305	4,508
Depreciation of furniture, fixtures and equipment	(249)	(238)	(291)
Provisions for impairment on Realty Income investment properties	5,139	405	213
Gain on sale of excess real estate and investment properties:
Continuing operations	--	(540)	--
Discontinued operations	(9,873)	(5,193)	(8,676)
FFO available to common stockholders	260,862	249,392	193,926
Merger-related costs	7,899	--	--
Normalized FFO available to common stockholders	$268,761	$249,392	$193,926
FFO per common share, basic and diluted:	$1.96	$1.98	$1.83
Normalized FFO per common share, basic and diluted:	$2.02	$1.98	$1.83
Distributions paid to common stockholders	$236,348	$219,297	$182,500
Normalized FFO in excess of distributions paid to common stockholders	$32,413	$30,095	$11,426
Weighted average number of common shares used for computation per share:
Basic	132,817,472	126,142,696	105,869,637
Diluted	132,884,933	126,189,399	105,942,721

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on the sale of investment properties and extraordinary items.  We define normalized FFO, a non-GAAP measure, as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.

We consider FFO and normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger-related costs, for normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for 2012 increased by $20.8 million, or 8.2%, to $274.2 million, as compared to $253.4 million in 2011 and $197.3 million in 2010. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution), or other terms.

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

	2012	2011	2010
Net income available to common stockholders	$114,538	$132,779	$106,531
Cumulative adjustments to calculate FFO(1)	146,324	116,613	87,395
FFO available to common stockholders	260,862	249,392	193,926
Merger-related costs	7,899	--	--
Normalized FFO available to common stockholders	268,761	249,392	193,926
Excess of redemption value over carrying value of Class D preferred share redemption	3,696	--	--
Amortization of share-based compensation	10,001	7,873	6,166
Amortization of deferred financing costs(2)	2,177	1,881	1,548
Provisions for impairment on real estate acquired for resale by Crest	--	--	807
Capitalized leasing costs and commissions	(1,619)	(1,722)	(1,501)
Capitalized building improvements	(4,935)	(2,450)	(2,077)
Other adjustments(3)	(3,898)	(1,602)	(1,613)
Total AFFO available to common stockholders	$274,183	$253,372	$197,256
AFFO per common share, basic and diluted:	$2.06	$2.01	$1.86
Distributions paid to common stockholders	$236,348	$219,297	$182,500
AFFO in excess of distributions paid to common stockholders	$37,835	$34,075	$14,756
Weighted average number of common shares used for computation per share:
Basic	132,817,472	126,142,696	105,869,637
Diluted	132,884,933	126,189,399	105,942,721

(1)    See reconciling items for FFO presented under “Funds from Operations Available To Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO).”

(2)    Includes the amortization of costs incurred and capitalized when our senior notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011 and October 2012. Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable. These costs are being amortized over the lives of the respective mortgages. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

Presentation of the information regarding FFO, normalized FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, normalized FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, normalized FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO, normalized FFO and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing, and financing activities.  In addition, FFO, normalized FFO and AFFO should not be considered as measures of liquidity, of our ability to make cash distributions, or of our ability to pay interest payments.

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

Of our 3,013 properties in our portfolio, approximately 96.7% or 2,913 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of December 31, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

In order to mitigate and manage the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps and caps.  The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with favorable credit ratings.  There can be no assurance that we will be able to adequately protect against the foregoing risks or realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities.  We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2012. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2013(1)	$122.9	5.68%	$ 0.1	2.56%
2014(2)	13.5	6.21	0.2	2.56
2015(3)	152.3	5.51	23.8	4.70
2016(4)	289.3	5.95	158.2	1.29
2017(5)	220.1	5.45	0.2	2.56
Thereafter(6)	1,885.8	4.78	7.5	2.56
Totals(7)	$2,683.9	5.01%	$190.0	1.77%

Fair Value(8)	$2,972.1		$189.7

(1)      $100 million of fixed rate senior notes mature in March 2013, $22.9 million of fixed rate mortgages mature and $152,000 of a variable rate mortgage mature in 2013.

(2)      $13.5 million of fixed rate mortgages and $161,000 of a variable rate mortgage mature in 2014.

(3)      $150 million of fixed rate senior notes mature in November 2015, $2.3 million of fixed rate mortgages and $23.8 million of variable rate mortgages mature in 2015. The interest rate on variable rate mortgages of $23.6 million is capped at 5.5%.

(4)      $275 million of fixed rate senior notes mature in September 2016, $14.3 million of fixed rate mortgages and $181,000 of a variable rate mortgage mature in 2016.  Additionally, the credit facility expires in May 2016.

(5)   $175 million of fixed rate senior notes mature in September 2017, $45.1 million of fixed rate mortgages and $194,000 of a variable rate mortgage mature in 2017.

(6)   As it relates to fixed rate senior notes, $350 million matures in January 2018, $550 million matures in August 2019, $250 million matures in January 2021, $450 million matures in October 2022 and $250 million matures in March 2035.  Additionally, $35.8 million of fixed rate mortgages and $7.5 million of a variable rate mortgage mature at dates thereafter.

(7)   Excludes net premiums recorded on mortgages payable.  The balance of these net premiums is $9.9 million at December 31, 2012.

(8)   We base the estimated fair value of the fixed rate senior notes at December 31, 2012 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2012 on the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance reasonably approximates its estimated fair value at December 31, 2012.

The table incorporates only those exposures that exist as of December 31, 2012. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two, have fixed interest rates. Interest on our credit facility balance is variable. Based on our credit facility balance of $158.0 million at December 31, 2012, a 1% change in interest rates would change our interest costs by $1.6 million per year.

Item 8:        Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2012 and 2011

C.	Consolidated Statements of Income,
Years ended December 31, 2012, 2011 and 2010

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2012, 2011 and 2010

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2012, 2011 and 2010

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2012 and 2011

H.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

February 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

February 14, 2013

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

	2012	2011
ASSETS
Real estate, at cost:
Land	$ 1,999,820	$ 1,749,378
Buildings and improvements	3,920,865	3,222,603
Total real estate, at cost	5,920,685	4,971,981
Less accumulated depreciation and amortization	(897,767)	(814,126)
Net real estate held for investment	5,022,918	4,157,855
Real estate held for sale, net	19,219	2,153
Net real estate	5,042,137	4,160,008
Cash and cash equivalents	5,248	4,165
Accounts receivable, net	21,659	15,375
Goodwill	16,945	17,206
Other assets, net	357,374	222,635
Total assets	$ 5,443,363	$ 4,419,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 23,745	$ 21,405
Accounts payable and accrued expenses	70,426	58,770
Other liabilities, net	52,530	29,179
Lines of credit payable	158,000	237,400
Mortgages payable, net	175,868	67,781
Notes payable	2,550,000	1,750,000
Total liabilities	3,030,569	2,164,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of December 31, 2012, and 20,000,000 shares authorized and 13,900,000 shares issued and outstanding as of December 31, 2011	609,363	337,790
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized and 133,452,411 shares issued and outstanding as of December 31, 2012, and 200,000,000 shares authorized and 133,223,338 shares issued and outstanding as of December 31, 2011	2,572,092	2,563,048
Distributions in excess of net income	(768,661)	(645,984)
Total stockholders’ equity	2,412,794	2,254,854
Total liabilities and stockholders’ equity	$ 5,443,363	$ 4,419,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share data)

	2012	2011	2010
REVENUE
Rental	$ 473,741	$ 408,640	$ 332,780
Other	1,769	1,612	657
Total revenue	475,510	410,252	333,437

EXPENSES
Depreciation and amortization	149,597	118,874	91,641
Interest	122,542	108,301	93,237
General and administrative	37,998	30,954	25,311
Property	7,269	6,018	5,805
Income taxes	1,430	1,470	1,393
Merger-related costs	7,899	--	--
Provisions for impairment	2,804	10	849
Total expenses	329,539	265,627	218,236
Income from continuing operations	145,971	144,625	115,201
Income from discontinued operations	13,181	12,407	15,583
Net income	159,152	157,032	130,784
Preferred stock dividends	(40,918)	(24,253)	(24,253)
Excess of redemption value over carrying value of preferred shares redeemed	(3,696)	--	--
Net income available to common stockholders	$ 114,538	$ 132,779	$ 106,531

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$ 0.76	$ 0.95	$ 0.86
Diluted	$ 0.76	$ 0.95	$ 0.86
Net income:
Basic	$ 0.86	$ 1.05	$ 1.01
Diluted	$ 0.86	$ 1.05	$ 1.01
Weighted average common shares outstanding:
Basic	132,817,472	126,142,696	105,869,637
Diluted	132,884,933	126,189,399	105,942,721

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions
	preferred	common	paid in	paid in	in excess of
	stock	stock	capital	capital	net income	Total

Balance, December 31, 2009	13,900,000	104,286,705	$ 337,790	$ 1,629,237	$ (479,018)	$ 1,488,009
Net income	--	--	--	--	130,784	130,784
Distributions paid and payable	--	--	--	--	(208,878)	(208,878)
Shares issued in stock offerings, net of offering costs of $22,471	--	13,558,500	--	432,591	--	432,591
Share-based compensation	--	213,783	--	4,459	--	4,459

Balance, December 31, 2010	13,900,000	118,058,988	337,790	2,066,287	(557,112)	1,846,965
Net income	--	--	--	--	157,032	157,032
Distributions paid and payable	--	--	--	--	(245,904)	(245,904)
Shares issued in stock offerings, net of offering costs of $25,200	--	14,925,000	--	489,236	--	489,236
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	--	59,605	--	1,930	--	1,930
Share-based compensation	--	179,745	--	5,595	--	5,595

Balance, December 31, 2011	13,900,000	133,223,338	337,790	2,563,048	(645,984)	2,254,854
Net income	--	--	--	--	159,152	159,152
Distributions paid and payable	--	--	--	--	(278,133)	(278,133)
Shares issued in stock offerings, net of offering costs of $13,773	16,350,000	--	395,377	--	--	395,377
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	--	55,598	--	2,051	--	2,051
Preferred shares redeemed	(5,100,000)	--	(123,804)	--	(3,696)	(127,500)
Share-based compensation	--	173,475	--	6,993	--	6,993

Balance, December 31, 2012	25,150,000	133,452,411	$ 609,363	$ 2,572,092	$ (768,661)	$ 2,412,794

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 159,152	$ 157,032	$ 130,784
Adjustments to net income:
Depreciation and amortization	149,597	118,874	91,641
Income from discontinued operations	(13,181)	(12,407)	(15,583)
Gain on sale of real estate	--	(540)	--
Amortization of share-based compensation	10,001	7,873	6,166
Amortization of net premiums on mortgages payable	(665)	(189)	--
Provisions for impairment on real estate held for investment	2,804	10	849
Other non-cash adjustments	(301)	--	--
Cash provided by discontinued operations:
Real estate	7,353	10,914	11,586
Collection of notes receivable by Crest	90	3,032	138
Changes in assets and liabilities:
Accounts receivable and other assets	2,775	5,209	5,270
Accounts payable, accrued expenses and other liabilities	8,844	9,144	12,517
Net cash provided by operating activities	326,469	298,952	243,368

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties	(1,015,725)	(953,175)	(713,198)
Improvements to real estate, including leasing costs	(6,554)	(4,172)	(3,578)
Loans receivable	(34,876)	(1,593)	--
Proceeds from sales of real estate:
Continuing operations	23	2,078	--
Discontinued operations	50,563	22,049	25,779
Restricted escrow deposits	(1,805)	(50)	(6,361)
Net cash used in investing activities	(1,008,374)	(934,863)	(697,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(236,348)	(219,297)	(182,500)
Cash dividends to preferred stockholders	(39,445)	(24,253)	(24,253)
Borrowings on lines of credit	1,074,000	612,800	612,200
Payments on lines of credit	(1,153,400)	(375,400)	(616,800)
Principal payments on mortgages	(11,729)	(279)	--
Proceeds from preferred stock offerings, net	395,377	--	--
Redemption of preferred stock	(127,500)	--	--
Proceeds from common stock offerings, net	--	489,236	432,591
Proceeds from bonds issued	800,000	150,000	--
Proceeds from notes payable issued, net	--	--	246,131
Debt issuance costs	(16,979)	(9,864)	(4,091)
Proceeds from dividend reinvestment and stock purchase plan, net	2,159	1,894	--
Other items	(3,147)	(2,368)	(1,707)
Net cash provided by financing activities	682,988	622,469	461,571

Net increase (decrease) in cash and cash equivalents	1,083	(13,442)	7,581
Cash and cash equivalents, beginning of year	4,165	17,607	10,026

Cash and cash equivalents, end of year	$ 5,248	$ 4,165	$ 17,607

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

1.                                     Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2012, we owned 3,013 properties, located in 49 states, containing over 37.6 million leasable square feet, along with four properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

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

The following reconciles our net income available to common stockholders to taxable income (dollars in thousands):

	2012(1)	2011	2010
Net income available to common stockholders	$ 114,538	$ 132,779	$ 106,531
Preferred stock dividends	40,918	24,253	24,253
Depreciation and amortization timing differences	45,398	32,215	23,024
Merger-related costs	7,877	--	--
Excess of redemption value over carrying value of preferred shares redeemed	3,696	--	--
Tax loss on the sale of real estate less than book gain	(12,559)	(7,772)	(10,063)
Elimination of net revenue and expenses from Crest	444	418	1,337
Compensation deduction per Section 162(m) of the Code	7,599	4,896	2,915
Adjustment for share-based compensation	(351)	(622)	562
Adjustment for straight-line rent and above/below-market lease amortization	(3,899)	(1,562)	(1,613)
Adjustment for acquisition expenses	2,211	1,503	368
Adjustment for an increase in prepaid rent	2,773	3,584	4,223
Other adjustments	1,286	(565)	(30)
Taxable net income, before our dividends paid deduction	$ 209,931	$ 189,127	$ 151,507

(1) The 2012 information presented is a reconciliation of our net income available to common stockholders to estimated taxable net income.

We regularly analyze our various federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in our financial statements.

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property. The 10 year period described above has been reduced to 5 years for property dispositions occurring in 2013 (but not with respect to dispositions in later years).  In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, and was deemed to be liquidated for Federal income tax purposes; the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2012, we have built-in gains of $70.3 million with respect to such property. We do not expect that we will be required to pay income tax on the built-in gains in these properties. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction after 2013 but before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2012	2011	2010
Weighted average shares used for the basic net income per share computation	132,817,472	126,142,696	105,869,637
Incremental shares from share-based compensation	67,461	46,703	73,084
Adjusted weighted average shares used for diluted net income per share computation	132,884,933	126,189,399	105,942,721
Unvested shares from share-based compensation that were anti-dilutive	17,570	13,020	87,600

Discontinued Operations. Operations from 14 investment properties classified as held for sale at December 31, 2012, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

If the property was previously reclassified as held for sale but the applicable criteria for this classification are no longer met, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2012	2011	2010
Gain on sales of investment properties	$ 9,873	$ 5,193	$ 8,676
Rental revenue	7,938	11,881	13,071
Other revenue	243	93	32
Depreciation and amortization	(1,710)	(3,305)	(4,508)
Property expenses	(1,649)	(1,902)	(2,463)
Provisions for impairment	(2,335)	(395)	(171)
Crest’s income from discontinued operations	821	842	946
Income from discontinued operations	$ 13,181	$ 12,407	$ 15,583

Per common share, basic and diluted(1)	$ 0.10	$ 0.10	$ 0.15

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Revenue Recognition and Accounts Receivable. All leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $448,000 at December 31, 2012 and $507,000 at December 31, 2011.

Other revenue includes non-operating interest earned from notes receivable and investments in money market funds of $1.2 million in 2012, $502,000 in 2011 and $96,000 in 2010.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income, Crest, and other entities for which we make operating and financial decisions (i.e. control), after elimination of all material intercompany balances and transactions. We have no unconsolidated investments.

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

Our estimated fair value determinations are based on management’s judgment, which is based on various factors, including: (1) market conditions, (2) industry that the tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant’s business, and/or (6) real estate valuations, prepared either internally or by an independent valuation firm.  When real estate valuations are utilized, the measurement of fair value related to the allocation of the purchase price of real estate acquisitions is derived principally from observable market data (and thus should be categorized as level 2 on FASB’s three-level valuation hierarchy).  Our other methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions (except for independent third-party real estate valuations) include unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB’s three-level valuation hierarchy).

The fair value of the tangible assets of an acquired property with an in-place operating lease (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings/improvements based on our determination of the fair value of these assets. Our fair value determinations are based on a real estate valuation for each property, prepared either internally or by an independent valuation firm, and consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

The aggregate value of other acquired intangible assets consists of the fair value of in-place leases and tenant relationships, as applicable. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at December 31, 2012 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2013	$ (1,314)	$ 22,110
2014	(1,399)	21,899
2015	(1,345)	21,105
2016	(1,341)	21,026
2017	(1,332)	20,475
Thereafter	(2,610)	99,698

Totals	$ (9,341)	$ 206,313

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	25 years or 35 years
Building improvements	4 to 15 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

Provisions for Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

In 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Provisions for impairment of $2.3 million are included in income from discontinued operations on seven properties in the following industries: one in the automotive parts industry, one in the automotive tire services industry, one in the automotive service industry, one in the child care industry, one in the convenience store industry, one in the home improvement industry, and one in the restaurant-casual industry.  Additionally, during 2012, Realty Income recorded provisions for impairment of $2.8 million on three properties held for investment at December 31, 2012 in the restaurant-casual industry.  These provisions for impairment are included in income from continuing operations.

In 2011, Realty Income recorded total provisions for impairment of $405,000 on two properties in the automotive service industry, one property in the motor vehicle dealerships industry, and one property in the pet supplies and services industry.  These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in income from continuing operations.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired.  During our tests for impairment of goodwill, during the second quarters of 2012, 2011 and 2010, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill during 2012, 2011 or 2010.

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

Reclassifications. We report, in discontinued operations, the results of operations of properties that either have been disposed of or are classified as held for sale.  As a result of these discontinued operations, certain of the 2011 and 2010 balances have been reclassified to conform to the 2012 presentation.

3.                                     Supplemental Detail for Certain Components of Consolidated Balance Sheets

A.  Other Assets, Net. Other assets, net, consist of the following (dollars in thousands) at:

December 31,	2012	2011
Value of in-place leases, net	$ 206,313	$ 123,255
Value of above-market leases, net	35,812	30,081
Loans receivable	35,126	2,178
Deferred bond financing costs, net	29,687	22,209
Notes receivable issued in connection with property sales	19,300	19,401
Prepaid expenses	9,489	9,833
Note receivable acquired in connection with an acquisition	8,780	8,780
Credit facility origination costs, net	8,188	3,141
Restricted escrow deposits	1,805	50
Deferred financing costs on mortgages payable, net	1,541	751
Corporate assets, net	909	849
Other items	424	2,107
	$ 357,374	$ 222,635

B.  Distributions Payable. Distributions payable consist of the following declared distributions (dollars in thousands) at:

December 31,	2012	2011
Common stock distributions	$ 20,251	$ 19,384
Preferred stock dividends	3,494	2,021
	$ 23,745	$ 21,405

C.  Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses consist of the following (dollars in thousands) at:

December 31,	2012	2011
Bond interest payable	$ 40,061	$ 35,195
Accrued costs on properties under development	8,595	4,766
Other items	21,770	18,809
	$ 70,426	$ 58,770

D.  Other Liabilities, Net. Other liabilities, net, consist of the following (dollars in thousands) at:

December 31,	2012	2011
Value of in-place below-market leases, net	$ 26,471	$ 6,423
Rent received in advance	20,929	18,149
Security deposits	5,130	4,607
	$ 52,530	$ 29,179

4.                                     American Realty Capital Trust

A.  Acquisition

On January 22, 2013, we completed our acquisition of American Realty Capital Trust, Inc., or ARCT. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger dated as of September 6, 2012, as amended on January 6, 2013, at the effective time of the acquisition, each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock. In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan. With this acquisition, we added 515 properties to our portfolio. Below is the preliminary allocation of the purchase price of the ARCT acquisition, based on the closing price of our common stock of $44.04 per share on January 22, 2013:

Consideration associated with equity issued	$2,027,753
Cash consideration paid to previous owners of ARCT	59,142
Total preliminary purchase consideration	$2,086,895

We will account for the ARCT acquisition in accordance with ASC 805, Business Combinations, and are in the process of completing our allocation of the purchase price for this acquisition, which we expect to finalize during 2013.  The following table summarizes our preliminary purchase price allocation, which represents our current best estimate of fair value.  These estimates could change significantly as we complete our purchase price allocation analysis.

Assets:
Total real estate and related intangible assets	$3,178,862
Cash and cash equivalents, accounts receivable, and other assets, net	45,667
Total Assets	3,224,529
Liabilities:
Lines of credit payable	317,207
Term loan	235,000
Mortgage notes payable	538,888
Accounts payable, accrued expenses, and other liabilities, net	32,577
Total Liabilities	1,123,672

Non-controlling interest	13,962
Estimated fair value of net assets acquired	$2,086,895

B.  Transaction Costs

In connection with our acquisition of ARCT, we expect to incur total merger-related transaction costs of approximately $19 million, which include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes. We incurred $7.9 million of the estimated $19 million of total merger-related transaction costs, during 2012, which are included in income from continuing operations.  At December 31, 2012, we had contingent payments of approximately $6 million due to various banks for fairness opinions related to our acquisition of ARCT, which is included as part of the estimated $19 million of merger-related costs disclosed above.

C.  Litigation

All of the below actions name as defendants ARCT, members of the ARCT board of directors, Realty Income, and Tau Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Realty Income, or Merger Sub. In each case, the plaintiffs allege that the ARCT directors breached their fiduciary duties to ARCT and/or its stockholders in negotiating and approving the agreement, that the acquisition consideration negotiated in the agreement improperly values ARCT, that the ARCT stockholders will not receive fair value for their ARCT common stock in the acquisition, and that the terms of the agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints further allege that Realty Income, Merger Sub, and, in some cases, ARCT aided and abetted those alleged breaches of fiduciary duty. The various amended complaints add allegations that disclosures regarding the proposed merger in the joint proxy statement/prospectus filed on October 1, 2012, or the definitive proxy statement/prospectus filed on December 6, 2012, are inadequate. Plaintiffs seek injunctive relief, including enjoining or rescinding the acquisition, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.

Realty Income believes that these actions have no merit and intends to respond to them in due course.

Maryland Actions. Since the announcement of the proposed acquisition of ARCT on September 6, 2012, six alleged class actions and/or shareholder derivative actions were filed on behalf of alleged ARCT stockholders and/or ARCT itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Quaal v. American Realty Capital Trust Inc., et al., No. 24-C-12-005306, filed September 7, 2012; Hill v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005502, filed September 19, 2012; Goldwurm v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005524, filed September 20, 2012; Gordon v. Schorsch, et al., No. 24-C-12-005571, filed September 21, 2012; Gregor v. Kahane, et al., No. 24-C-12-005563, filed September 21, 2012; and Rooker v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005924, filed October 5, 2012. On October 23, 2012, defendants moved to dismiss the actions and, on November 8, 2012, moved to stay discovery pending disposition of the motions to dismiss. On November 13, 2012, all plaintiffs except Sydelle Goldwurm filed motions to compel discovery and to expedite discovery. On November 16, 2012, the court consolidated the actions into a single action captioned In re American Capital Realty Trust, Inc. Shareholder Litigation, No. 24-C-12-005306 (the “Maryland State Action”).  On November 21, 2012, the court appointed plaintiff Randell Quaal as lead plaintiff and Brower Piven, P.C. as lead counsel for plaintiffs. On December 3, 2012, plaintiff Goldwurm voluntarily dismissed her action in Maryland state court without prejudice. On December 11, 2012, plaintiffs moved for a preliminary injunction and to compel expedited discovery. On December 13, 2012, the court granted defendants’ motion to stay discovery and denied plaintiffs’ motion to expedite discovery. On December 14, 2012, plaintiffs filed a consolidated amended complaint, and defendants filed amended motions to dismiss the amended complaint on December 21, 2012.

On January 6, 2013, the parties in the Maryland State Action entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT stockholders. In connection with the settlement contemplated by the memorandum of understanding, the Maryland State Action and all claims asserted in the litigation will be dismissed, subject to court approval. The proposed settlement terms required ARCT to make certain additional disclosures related to the merger, as set forth in a Current Report on Form 8-K filed by ARCT on January 8, 2013. The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as-yet undetermined amount, with ARCT to pay such fees and costs if and to the extent they are approved by the Maryland state court. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

After the Maryland state court denied plaintiff Goldwurm’s motion for appointment of lead plaintiff and lead counsel in the Maryland State Action, plaintiff Goldwurm filed a class action and shareholder derivative action on November 29, 2012, in the United States District Court for the District of Maryland, captioned Goldwurm v. American Realty Capital Trust, Inc., et al., No. 1:12-cv-03516-JKB (the “Maryland Federal Action”). On December 12, 2012, plaintiff Goldwurm moved for expedited discovery. Defendants moved to stay the federal case on December 13, 2012, and moved to dismiss it on December 19, 2012. On January 11, 2013, plaintiff

Goldwurm moved for a temporary restraining order seeking to enjoin the shareholder vote on the proposed merger set to take place on January 16, 2013.

On January 14, 2013, the parties in the Maryland Federal Action entered into an agreement to settle all claims.  In connection with the settlement, on January 25, 2013, the parties agreed to voluntarily dismiss the case with prejudice.  On January 28, 2013, the Maryland federal court dismissed the action.

New York Actions. Two alleged class actions were filed on behalf of alleged ARCT stockholders in the Supreme Court of the State of New York for New York, New York, under the following captions: The Carol L. Possehl Living Trust v. American Realty Capital Trust, Inc., et al., No. 653300-2012, filed September 20, 2012; and Salenger v. American Realty Capital Trust, Inc. et al., No. 353355-2012, filed September 25, 2012. On October 19, 2012, the court consolidated the actions into a single action captioned In re American Realty Capital Trust Shareholders Litigation, No. 653300-2012 (the “New York Action”) and appointed Robbins Geller Rudman & Dowd LLP as lead counsel for plaintiffs. On October 19, 2012, defendants moved for a stay of proceedings. Plaintiffs filed an amended complaint on October 23, 2012. On November 9, 2012, the Court granted defendants’ motion to stay the New York Action pending the Maryland state actions.

5.                                     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial enterprises.

A.  2012 and 2011 Acquisitions

During 2012, Realty Income invested $1.16 billion in real estate, acquiring 423 properties, and properties under development, with an initial weighted average contractual lease rate of 7.2%. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.  The 423 properties, and properties under development, are located in 37 states, will contain over 10.5 million leasable square feet, and are 100% leased with an average lease term of 14.6 years. The tenants of the 423 properties acquired operate in 23 industries: aerospace, apparel stores, automotive collision services, automotive parts, consumer appliances, consumer goods, convenience stores, crafts and novelties, diversified industrial, dollar stores, drug stores, equipment services, food processing, health and fitness, insurance, machinery, motor vehicle dealerships, packaging, paper, restaurants - quick service, theaters, transportation services, and wholesale clubs.  None of the investments in these properties caused any one tenant to be 10% or more of our total assets at December 31, 2012.  Acquisition transaction costs of $2.4 million were recorded to general and administrative expense on our consolidated statement of income for 2012.

These 2012 aggregate acquisitions were allocated as follows: $284.5 million to land, $770.0 million to buildings and improvements, $107.2 million to intangible assets, $34.9 million to other assets, net, and $32.5 million to intangible and assumed liabilities, which includes mortgage premiums of $10.0 million. The majority of our 2012 acquisitions were cash purchases, except for eight transactions that included the assumption of $110.5 million of mortgages payable.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2012 generated total revenues of $23.9 million and income from continuing operations of $9.8 million.

The purchase price allocation for $106.4 million of the $1.16 billion invested by us in 2012 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocation in the first quarter of 2013.

In comparison, during 2011, Realty Income invested $1.02 billion in new real estate, including 164 new properties, and properties under development, with an initial weighted average contractual lease rate of 7.8%. These 164 new properties, and properties under development, are located in 26 states, contain over 6.2 million leasable square feet, and are 100% leased with an average lease term of 13.4 years. The tenants of the 164 properties acquired operate in 16 industries: aerospace, automotive collision services, beverages, drug store, equipment services, financial services, food processing, grocery stores, health and fitness, packaging, paper, restaurants – quick service, telecommunications, theaters, transportation services, and wholesale club.

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

In 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building and tenant improvements.  In 2011, we capitalized costs of $4.2 million on existing properties in our portfolio, consisting of $1.7 million for re-leasing costs and $2.5 million for building improvements.

B. Unaudited Pro Forma Information

The following pro forma total revenue and income from continuing operations, for 2012 and 2011, assumes all of our 2012 property acquisitions, and our acquisition of ARCT in January 2013, occurred on January 1, 2011 (in millions).  This pro forma supplemental information does not include the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions or any strategies that management has or may consider in order to continue to efficiently manage our operations.  Additionally, this information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2011, and may not be indicative of future operating results.  For purposes of calculating these pro-forma amounts, we assumed that the following transaction occurred on January 1, 2011: (1) the issuance of our $350 million of 2% notes due January 2018 and our $450 million of 3.25% notes due in October 2022, and (2) payment of the estimated merger-related costs of $19 million related to our acquisition of ARCT.  Other than these items specified above, no material, non-recurring pro-forma adjustments were included in the calculation of this information.

		Income from
		continuing
	Total revenue	operations
Supplemental pro forma for the year ended December 31, 2012	$717.9	$188.2
Supplemental pro forma for the year ended December 31, 2011	$669.3	$156.4

C.  Properties With Existing Leases

Of the $1.16 billion Realty Income invested in 2012, approximately $552.5 million was used to acquire 129 properties with existing leases.  Associated with these 129 properties, we recorded $98.6 million as the intangible value of the in-place leases, $8.5 million as the intangible value of above-market leases and $21.1 million as the intangible value of below-market leases.  Of the $1.02 billion we invested in 2011, approximately $592.1 million was used to acquire 94 properties with existing leases.  Associated with these 94 properties, we recorded $109.9 million as the intangible value of the in-place leases, $27.1 million as the intangible value of above-market leases and $3.5 million as the intangible value of below-market leases.

The value of the in-place and above-market leases is recorded to other assets, net, on our consolidated balance sheet, and the value of the below-market leases is recorded to other liabilities, net, on our consolidated balance sheet. The value of the in-place leases is amortized as depreciation and amortization expense.  The amount amortized to expense for 2012 was $15.6 million, for 2011 was $8.3 million and for 2010 was $1.4 million.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the expected lives of the respective leases.  The amounts amortized as a net (decrease) increase to rental income for capitalized above-market and below-market leases for 2012 was $(1.8) million, for 2011 was $(1.1) million and for 2010 was $154,000.

D.  Crest

During 2012, Crest invested $890,000 in one property in the restaurant – casual industry, while Crest did not invest in any properties during 2011.  At December 31, 2012, Crest owned four properties for $3.9 million, of which $3.0 million was classified as held for investment.  At December 31, 2011, Crest owned three properties for $3.0 million.  Additionally, Crest also held notes receivable of $18.9 million at December 31, 2012 and $19.0 million at December 31, 2011.

6.                                     Notes Receivable

Of the $1.16 billion Realty Income invested in 2012, approximately $35.1 million was loaned in the form of a note receivable, which is secured by the properties on which the note receivable was placed.  The note receivable is recorded to other assets, net, on our consolidated balance sheet as of December 31, 2012 and matures in March 2014.  We receive monthly interest income on this note receivable at an interest rate of 7.6%.  As part of the origination of the note receivable, we received a fee of $260,000, which is recorded in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2012.  This loan origination fee is being amortized to interest income over the remaining term of the note receivable, using a method that approximates the effective-interest method.

In 2011, Realty Income assumed a note receivable in conjunction with a property acquisition, which is secured by the property on which the note receivable was placed.  This note receivable is recorded to other assets, net, on our consolidated balance sheets as of December 31, 2012 and 2011, and matures in December 2013.  We receive interest income on this note receivable at an interest rate of 8.1%.

7.                                     Credit Facility

In May 2012, we entered into a new $1 billion unsecured acquisition credit facility, which replaced our $425 million acquisition credit facility that was scheduled to expire in March 2014. The initial term of the new credit facility expires in May 2016 and includes, at our option, a one-year extension option. Under this new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As a result of entering into our new credit facility, we incurred credit facility origination costs of $7.1 million. At December 31, 2012, $5.9 million of the $7.1 million is included in other assets, net, on our consolidated balance sheet, along with $2.2 million incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At December 31, 2012, we had a borrowing capacity of $842 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $158 million, as compared to an outstanding balance of $237.4 million at December 31, 2011.

The average interest rate on outstanding borrowings under our credit facilities was 1.6% during 2012, 2.1% during 2011, and was 1.3% during 2010. At December 31, 2012, the effective interest rate was 1.3%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations.  At December 31, 2012, we remain in compliance with these covenants.

8.     Mortgages Payable

During 2012 and 2011, we assumed mortgages totaling $110.5 million and $67.4 million, respectively. These mortgages are secured by the properties on which the debt was placed.  Although this mortgage debt is non-recourse, there are limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, and uninsured losses. We expect to pay off the mortgages as soon as prepayment penalties and costs make it economically feasible to do so. We intend to continue our policy of primarily identifying property acquisitions that are free from mortgage indebtedness.  In 2012, we repaid one mortgage in full for $10.7 million.

During 2012, aggregate net premiums totaling $10.0 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $820,000 recorded in 2011. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective notes, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender.  At December 31, 2012, we remain in compliance with these covenants.

As a result of assuming these mortgages payable, we incurred deferred financing costs of $1.1 million during 2012 and $917,000 during 2011, which were classified as part of other assets, net, on our consolidated balance sheets.  The balance of these deferred financing costs was $1.5 million at December 31, 2012, and $751,000 at December 31, 2011, which is being amortized over the remaining term of each mortgage.

The following is a summary of our mortgages payable as of December 31, 2012 and 2011, sorted by maturity date (dollars in thousands):

At December 31, 2012

Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
12/1/13	6.3%	4.6%	$11,987	$172	$12,159
12/28/13(3)	8.3%	8.3%	4,510	--	4,510
12/28/13(3)	8.3%	8.3%	4,270	--	4,270
9/1/14	6.3%	5.1%	11,509	196	11,705
6/10/15	4.7%	4.8%	23,625	(48)	23,577
1/10/16	6.0%	3.7%	12,982	794	13,776
1/8/17	5.7%	3.8%	6,883	454	7,337
2/8/17	5.8%	4.0%	29,510	1,829	31,339
6/6/17	5.7%	2.7%	10,150	1,201	11,351
10/1/20	6.0%	4.2%	8,765	907	9,672
9/3/21(4)	2.6%	4.0%	8,359	(771)	7,588
7/8/22	6.4%	4.0%	29,308	4,675	33,983
4/1/25	6.9%	5.1%	4,069	532	4,601
			$165,927	$9,941	$175,868

At December 31, 2011

Maturity Date(1)	Stated Interest Rate(2)	Effective Interest Rate	Remaining Principal Balance(1)	Amortized Premium (Discount) Balance	Mortgage Payable Balance
5/6/12	5.9%	5.2%	$10,664	$26	$10,690
12/1/13	6.3%	4.6%	12,410	314	12,724
12/28/13(3)	8.3%	8.3%	4,510	--	4,510
12/28/13(3)	8.3%	8.3%	4,270	--	4,270
9/1/14	6.3%	5.1%	11,671	359	12,030
6/10/15	4.7%	4.8%	23,625	(68)	23,557
			$67,150	$631	$67,781

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

(3) As part of the assumption of these mortgages payable related to our 2011 acquisitions, we also acquired an $8.8 million note receivable, upon which we will receive interest income at a stated rate of 8.14% through December 28, 2013.

(4) As part of the assumption of this mortgage payable related to our 2012 acquisitions, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.

9.                         Notes Payable

A.                       General

Our senior unsecured notes and bonds consisted of the following, sorted by maturity date (dollars in millions):

December 31,	2012	2011
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	--
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	--
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
	$2,550	$1,750

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2012 (dollars in millions):

Year of Maturity	Notes and Bonds
2013	$100
2014	--
2015	150
2016	275
2017	175
Thereafter	1,850
Totals	$2,550

Interest incurred on all of the notes and bonds was $110.4 million for 2012, $101.5 million for 2011 and $89.7 million for 2010. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2012, we remain in compliance with these covenants.

B.                         Note Issuances

In October 2012, we issued $350 million in aggregate principal amount of 2.00% senior unsecured notes due January 2018, or the 2018 Notes, and $450 million in aggregate principal amount of 3.25% senior unsecured notes due October 2022, or the 2022 Notes.  The price to the investors for the 2018 Notes was 99.910% of the principal amount for an effective yield of 2.017% per annum.  The price to the investors for the 2022 Notes was 99.382% of the principal amount for an effective yield of 3.323% per annum.  The total net proceeds of approximately $790.1 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for general corporate purposes, including additional property acquisitions.  Interest is paid semiannually on both the 2018 and 2022 Notes.

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

C.                                   Re-opening of Unsecured Bonds due 2035

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

10.                              Issuance and Redemption of Preferred Stock

A.                                   In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred stock. In March 2012, we redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock for $25.00 per share, plus accrued dividends. We incurred a charge of $3.7 million, representing the Class D preferred stock original issuance costs that we paid in 2004.  In 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million.  During 2011 and 2010, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508 per share, or $9.4 million.

B.                                   In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock. Since December 2011, the Class E preferred shares are redeemable at our option, for $25.00 per share. During 2012, 2011 and 2010, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2012, a monthly dividend of $0.140625 per share was payable and was paid in January 2013.

C.                                   In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option.  In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs totaling $13.8 million, we received total net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility.  Beginning February 15, 2017, the Class F preferred shares are redeemable at our option, for $25.00 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days.  Thereafter, dividends of $0.138021 per share will be paid monthly in arrears on the Class F preferred stock.  During 2012, we paid ten monthly dividends to holders of our Class F preferred stock totaling $1.4124147, or $22.6 million, and at December 31, 2012, a monthly dividend of $0.138021 per share was payable and was paid in January 2013.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

11.                              Issuance of Common Stock

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

12.                              Distributions Paid and Payable

A.                                   Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the years:

Month	2012	2011	2010

January	$ 0.1455000	$ 0.1442500	$ 0.1430000
February	0.1455000	0.1442500	0.1430000
March	0.1455000	0.1442500	0.1430000
April	0.1458125	0.1445625	0.1433125
May	0.1458125	0.1445625	0.1433125
June	0.1458125	0.1445625	0.1433125
July	0.1461250	0.1448750	0.1436250
August	0.1461250	0.1448750	0.1436250
September	0.1511250	0.1448750	0.1436250
October	0.1514375	0.1451875	0.1439375
November	0.1514375	0.1451875	0.1439375
December	0.1514375	0.1451875	0.1439375
Total	$ 1.7716250	$ 1.7366250	$ 1.7216250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2012	2011	2010

Ordinary income	$ 1.3367481	$ 1.3787863	$ 1.2598879
Nontaxable distributions	0.4348769	0.3578387	0.4617371
Totals	$ 1.7716250	$ 1.7366250	$ 1.7216250

At December 31, 2012, a distribution of $0.15175 per common share was payable and was paid in January 2013. At December 31, 2011, a distribution of $0.1455 per common share was payable and was paid in January 2012.

B.                                   Class D Preferred Stock

Prior to the redemption of the Class D Preferred Stock in March 2012, dividends of $0.1536459 per share were paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $2.0 million in 2012 and $9.4 million in 2011 and 2010.  For 2012, 2011 and 2010, dividends paid per share in the amounts of $0.3841147, $1.8437508, and $1.8437508, respectively, were characterized as ordinary income for federal income tax purposes.

C.                                   Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2012, 2011 and 2010. For 2012, 2011 and 2010, dividends paid per share in the amount of $1.6875 were characterized as ordinary income for federal income tax purposes.

D.                                   Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  We declared dividends to holders of our Class F preferred stock totaling $22.6 million in 2012.  For 2012, the dividends paid per share of $1.4124147 to our Class F preferred stockholders were characterized as ordinary income for federal income tax purposes.

13.                              Operating Leases

A.                                   At December 31, 2012, we owned 3,013 properties in 49 states, plus an additional four properties owned by Crest. Of the 3,013 properties, 2,996, or 99.4%, are single-tenant properties, and the remaining 17 are multi-tenant properties. At December 31, 2012, 84 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $2.1 million for 2012 and $1.4 million for 2011 and 2010, including amounts recorded to discontinued operations of $124,000 in 2012, $60,000 in 2011 and $104,000 in 2010.

At December 31, 2012, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2013	$526,616
2014	512,274
2015	497,075
2016	483,389
2017	464,982
Thereafter	3,399,120
Total	$5,883,456

B.                                   Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2012, 2011 or 2010.

14.                              Gain on Sales of Investment Properties

During 2012, we sold 44 investment properties for $50.6 million, which resulted in a gain of $9.9 million.  The results of operations for these properties have been reclassified as discontinued operations for all periods presented.

During 2011, we sold 26 investment properties for $22.0 million, which resulted in a gain of $5.2 million. The results of operations for these properties have been reclassified as discontinued operations for all periods presented.  Additionally, we sold excess real estate from five properties for $2.1 million, which resulted in a gain of $540,000.  This gain is included in other revenue on our consolidated statement of income for 2011, because this excess real estate was associated with properties that continue to be owned as part of our core operations.

During 2010, we sold 28 investment properties and excess land from one property for $27.2 million, which resulted in a gain of $8.7 million.  The results of operations for these properties have been reclassified as discontinued operations.

During 2012, 2011 and 2010, Crest did not sell any properties.

15.                              Fair Value of Financial Instruments

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, lines of credit payable and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales or acquired in connection with an acquisition, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At December 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$18.9	$20.1
Note receivable issued in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$175.9	$176.7
Notes payable	$2,550.0	$2,827.1

	Carrying value per	Estimated fair
At December 31, 2011	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$19.6
Note receivable issued in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$67.8	$68.2
Notes payable	$1,750.0	$1,901.9

The estimated fair values of our notes receivable issued in connection with property sales or acquired in connection with an acquisition, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable is categorized as level 3 on the three-level valuation hierarchy.

The estimated fair values of our senior notes and bonds payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level 2 on the three-level valuation hierarchy.

16.                              Supplemental Disclosures of Cash Flow Information

Interest paid was $112.5 million in 2012, $102.0 million in 2011 and $82.6 million in 2010.

Interest capitalized to properties under development was $498,000 in 2012, $438,000 in 2011 and $10,000 in 2010.

Income taxes paid were $1.0 million in 2012, $871,000 in 2011 and $907,000 in 2010.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.           Share-based compensation expense was $10.0 million for 2012, $7.9 million for 2011 and $6.2 million for 2010.

B.           See “Provisions for Impairment” in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

C.           For eight properties we acquired during 2012, we assumed $110.5 million of mortgages payable to third-party lenders and recorded $10.0 million of net premiums.  See note 8 for a discussion of these transactions.

D.          For four properties we acquired during 2011, we assumed $67.4 million of mortgages payable to third-party lenders and recorded $820,000 of net premiums.  Additionally, we assumed an $8.8 million note receivable.  See note 8 for a discussion of these transactions.

E.           In 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action.  We received cash for this eminent domain action in 2012.  The $799,000 receivable is included in other assets, net, on our consolidated balance sheet at December 31, 2011.

F.            In 2010, we recorded a $600,000 receivable for the sale of excess land, which was included on our consolidated balance sheet at that time.  We received cash for this excess land in 2011.

G.          In accordance with our policy, we recorded increases to our estimated legal obligations related to asset retirement obligations on two land leases in the following amounts: $31,000 in 2012, $152,000 in 2011 and $82,000 in 2010. These asset retirement obligations account for the difference between our obligations to the landlord under the two land leases and our subtenant’s obligations to us under the subleases.

H.           Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.8 million at December 31, 2012 and $3.7 million at December 31, 2011.

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

18.                              Common Stock Incentive Plan

In March 2012, our Board of Directors adopted, and in May 2012, our stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income or rights that will reflect our growth, development and financial success. Under the terms of the 2012 plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, or SARs, restricted stock units and other awards, will be no more than 3,985,734 shares. The 2012 Plan, which has a term of 10 years from the date it was adopted by our Board of Directors, replaced the 2003 Incentive Award Plan of Realty Income Corporation (as amended and restated February 21, 2006), or the 2003 Plan, which was set to expire in March 2013.  No further awards will be granted under the 2003 Plan.  The disclosures below incorporate activity for both the 2003 Plan and the 2012 Plan.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $10.0 million during 2012, was $7.9 million during 2011 and was $6.2 million during 2010.

The following table summarizes our common stock grant activity under our 2003 Plan and 2012 Plan, or the Incentive Award Plans. Our common stock grants vest over periods ranging from immediately to 10 years.

	2012		2011		2010
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	925,526	$ 20.21	924,294	$ 19.69	853,234	$ 19.14
Shares granted	261,811	35.06	247,214	33.94	278,200	28.99
Shares vested	(290,877)	27.47	(245,487)	25.26	(206,153)	23.70
Shares forfeited	(910)	31.67	(495)	31.37	(987)	26.03
Outstanding nonvested shares, end of year	895,550	$ 19.94	925,526	$ 20.21	924,294	$ 19.69

(1)                 Grant date fair value.

During 2012, we issued 261,811 shares of common stock under our Incentive Award Plans. These shares vest over the following service periods: 26,484 vested immediately, 68,600 vest over a service period of two years, 16,000 vest over a service period of three years and 150,727 vest over a service period of five years.

The vesting schedule for shares granted to non-employee directors is as follows:

–                 For directors with less than six years of service at the date of grant, shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted;

–                 For directors with six years of service at the date of grant, shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted;

–                 For directors with seven years of service at the date of grant, shares are 100% vested on the first anniversary of the date the shares of stock are granted; and

–                 For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

The vesting schedule for shares granted to employees is as follows:

–                For employees age 55 and below at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;

–                 For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;

–                 For employees age 57 at the grant date, shares vest in 33.33% increments on each of the first three anniversaries of the grant date;

–                 For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;

–                 For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and

–                 For employees age 60 and above at the grant date, shares vest immediately on the grant date.

After they have been employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.  Additionally, depending on certain company performance metrics, non-executive employees may receive grants of nonvested stock which vests over a five year period.

As of December 31, 2012, the remaining unamortized share-based compensation expense totaled $17.9 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Incentive Award Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2012, 2011 or 2010.

As of December 31, 2012 and 2011, there were no remaining stock options outstanding.  All outstanding options were fully vested as of December 31, 2006. Stock options, none of which were granted after January 1, 2002, were granted with an exercise price equal to the underlying stock’s fair value at the date of grant.

The following table summarizes our stock option activity for the years:

	2011		2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	2,454	$14.70	5,846	$14.70
Options exercised	(2,454)	14.70	(3,392)	14.70
Outstanding and exercisable options, end of year	--	$ --	2,454	$14.70

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The market value of our stock was $34.20 at December 31, 2010. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $48,000 and $61,000, respectively. The aggregate intrinsic value of options outstanding and exercisable was $48,000 at December 31, 2010.

19.                              Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DSPP authorizes up to 6,000,000 common shares to be issued.  During 2012, we issued 55,598 shares and raised approximately $2.2 million under the DSPP.  During 2011, we issued 59,605 shares and raised approximately $2.0 million under the DSPP.  From the inception of the DSPP through December 31, 2012, we have issued 115,203 shares and raised approximately $4.2 million.

20.                              Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 45 activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2012 (dollars in thousands):

Assets, as of December 31:	2012	2011
Segment net real estate:
Automotive service	$96,830	$99,974
Automotive tire services	184,601	191,797
Beverages	310,555	314,832
Child care	61,747	66,213
Convenience stores	670,103	690,246
Dollar stores	450,566	1,327
Drug stores	159,482	154,015
Food Processing	102,964	52,349
Grocery stores	219,216	224,893
Health and fitness	330,503	293,624
Restaurants - casual dining	450,182	469,025
Restaurants - quick service	251,084	277,648
Sporting goods	77,737	80,351
Theaters	381,123	383,452
Transportation services	130,203	107,632
Wholesale clubs	308,202	154,964
29 non-reportable segments	857,039	597,666
Total segment net real estate	5,042,137	4,160,008
Intangible assets:
Automotive tire services	470	529
Beverages	3,313	3,571
Dollar stores	12,475	--
Drug stores	14,885	14,422
Food Processing	21,785	15,899
Grocery stores	5,650	6,096
Health and fitness	15,056	1,566
Restaurants - quick service	3,464	4,037
Sporting goods	4,862	5,324
Theaters	28,475	31,162
Transportation services	27,997	28,944
Other - non-reportable segments	103,693	41,786
Goodwill:
Automotive service	471	472
Automotive tire services	865	866
Child care	5,276	5,353
Convenience stores	2,064	2,073
Restaurants - casual dining	2,430	2,461
Restaurants - quick service	1,176	1,318
Other - non reportable segments	4,663	4,663
Other corporate assets	142,156	88,839
Total assets	$5,443,363	$4,419,389

	Revenue
For the years ended December 31,	2012	2011	2010
Segment rental revenue:
Automotive service	$14,961	$15,168	$15,308
Automotive tire services	22,604	22,595	22,345
Beverages	24,553	23,458	10,292
Child care	21,342	21,508	21,487
Convenience stores	77,905	77,481	58,514
Dollar stores	10,324	143	143
Drug stores	16,594	15,809	13,962
Food Processing	6,213	2,953	--
Grocery stores	17,836	7,149	3,204
Health and fitness	32,782	26,769	23,730
Restaurants - casual dining	34,510	44,632	44,649
Restaurants - quick service	28,109	24,671	23,565
Sporting goods	11,798	11,176	9,144
Theaters	45,073	36,812	30,634
Transportation services	11,516	7,586	750
Wholesale clubs	15,217	3,059	--
29 non-reportable segments	82,404	67,671	55,053
Total rental revenue	473,741	408,640	332,780
Other revenue	1,769	1,612	657
Total revenue	$475,510	$410,252	$333,437

21.                              Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2012, we had contingent payments of $944,000 for tenant improvements and leasing costs. In addition, as of December 31, 2012, we had committed $16.0 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2012, minimum future rental payments for the next five years and thereafter are as follows (dollars in thousands):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2013	$ 181	$ 4,249	$ 4,430
2014	189	4,111	4,300
2015	191	4,074	4,265
2016	201	4,038	4,239
2017	210	3,944	4,154
Thereafter	424	48,769	49,193
Total	$ 1,396	$ 69,185	$ 70,581

(1) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

22.                              Subsequent Events

In January 2013 and February 2013, we declared the following dividends, which will be paid in February 2013 and March 2013, respectively:

-                    $0.1809167 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

Our stockholders and ARCT stockholders approved our acquisition of ARCT at special meetings of common stockholders on January 16, 2013.  The acquisition of ARCT was completed on January 22, 2013.  See note 4 for additional information.

In conjunction with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable, which are secured by the properties on which the debt was placed.  Of this amount, approximately $495.1 million is considered non-recourse with limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, and uninsured losses. Approximately $6.6 million of the assumed mortgage debt from ARCT has full recourse to Realty Income and the remaining $14.6 million of the assumed debt is not guaranteed by Realty Income.

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)

2012(1)
Total revenue	$ 112,639	$ 114,023	$ 118,710	$ 130,139	$ 475,510
Depreciation and amortization expense	34,686	35,046	37,552	42,313	149,597
Interest expense	28,952	28,806	29,720	35,065	122,542
Other expenses	11,745	11,437	16,902	17,315	57,400
Income from continuing operations	37,256	38,734	34,536	35,446	145,971
Income from discontinued operations	2,007	4,673	2,922	3,578	13,181
Net income	39,263	43,407	37,458	39,024	159,152
Net income available to common stockholders	26,071	32,950	26,976	28,542	114,538
Net income per common share: Basic and diluted	0.20	0.25	0.20	0.21	0.86
Dividends paid per common share	0.4365000	0.4374375	0.4433750	0.4543125	1.7716250

2011(1)
Total revenue	$ 94,703	$ 99,102	$ 104,692	$ 111,755	$ 410,252
Depreciation and amortization expense	25,878	28,168	31,114	33,714	118,874
Interest expense	25,122	25,647	28,550	28,983	108,301
Other expenses	9,632	9,653	8,897	10,270	38,452
Income from continuing operations	34,071	35,634	36,131	38,788	144,625
Income from discontinued operations	1,928	3,614	4,649	2,216	12,407
Net income	35,999	39,248	40,780	41,004	157,032
Net income available to common stockholders	29,936	33,185	34,717	34,941	132,779
Net income per common share: Basic and diluted	0.25	0.26	0.27	0.26	1.05
Dividends paid per common share	0.4327500	0.4336875	0.4346250	0.4355625	1.7366250

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

As of and for the year ended December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Submitted on February 14, 2013 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman

Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.  As of December 31, 2012, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:                             Other Information

None.

PART III

Item 10:                               Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 7, 2013.

Item 11:                               Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:                               Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                               Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                            Exhibits and Financial Statement Schedules

A.                                   The following documents are filed as part of this report.

1.                            Financial Statements (see Item 8)

a.                    Reports of Independent Registered Public Accounting Firm

b.                   Consolidated Balance Sheets,

December 31, 2012 and 2011

c.                    Consolidated Statements of Income,

Years ended December 31, 2012, 2011 and 2010

d.                   Consolidated Statements of Stockholders’ Equity,

Years ended December 31, 2012, 2011 and 2010

e.                    Consolidated Statements of Cash Flows,

Years ended December 31, 2012, 2011 and 2010

f.                      Notes to Consolidated Financial Statements

g.                   Consolidated Quarterly Financial Data,

(unaudited) for 2012 and 2011

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

2.2

First Amendment to Agreement and Plan of Merger, dated as of January 6, 2013, by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on January 7, 2013 and incorporated herein by reference).

3.1

Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference), amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on August 2, 2011 and incorporated herein by reference); and amendment No. 4 dated June 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2012 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference) and February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference).

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

10.7

Form of Restricted Stock Agreement between the Company and Executive Officers under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 and incorporated herein by reference).

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

10.10

Form of Restricted Stock Agreement under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.11

Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 and incorporated herein by reference).

10.12	Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended March 31, 2010 and incorporated herein by reference).

10.13	Credit Agreement dated December 13, 2010 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on December 13, 2010 and incorporated herein by reference).

10.14	Dividend Reinvestment and Stock Purchase Plan (filed as Company’s Registration Statement 333-158169 on Form 424B5, filed on and dated March 23, 2011 and incorporated herein by reference).

10.15

The First Amendment to Credit Agreement among the Company, as Borrower, each of the Lenders party thereto (as defined in the original Credit Agreement, dated December 13, 2010), and Wells Fargo Bank, National Association (filed as exhibit 10.1 to the Company’s Form 8-K, filed on March 29, 2011 and dated March 25, 2011 and incorporated herein by reference).

10.16

Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)5) under the Securities Act of 1933, as amended, on March 22, 2012, as a prospectus supplement to the Company’s prospectus dated March 2, 2012 (File No. 333-179872) and incorporated herein by reference).

10.17	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement dated May 10, 2012 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 11, 2012 and incorporated herein by reference).

10.19

Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.20

Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.21

Term Loan Agreement, dated as of January 22, 2013, by and among Tau Operating Partnership, L.P. and Lenders (as defined therein) (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 22, 2013 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 14, 2013.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files

*101

The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/THOMAS A. LEWIS	Date: February 14, 2013
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 14, 2013
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/THOMAS A. LEWIS	Date: February 14, 2013
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 14, 2013
Kathleen R. Allen, Ph.D.
Director

By:	/s/A. LARRY CHAPMAN	Date: February 14, 2013
A. Larry Chapman
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 14, 2013
Priya Cherian Huskins
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 14, 2013
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 14, 2013
Ronald L. Merriman
Director

By:	/s/PAUL M. MEURER	Date: February 14, 2013
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/GREGORY J. FAHEY	Date: February 14, 2013
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aerospace
Batesville	MS	8,765,446	2,160,849	17,219,291	None	None	2,160,849	17,219,291	19,380,140	258,289		08/09/12	300
DFW Airport	TX	23,496,251	0	37,503,886	13,600	None	0	37,517,486	37,517,486	2,310,596		06/20/11	300

Apparel
Mesa	AZ	None	619,035	867,013	6,484	43,549	619,035	917,046	1,536,081	527,798		02/11/99	300
Elk Grove	CA	None	804,327	2,668,492	None	None	804,327	2,668,492	3,472,819	31,132		09/18/12	300
Hanford	CA	None	562,812	3,468,215	None	None	562,812	3,468,215	4,031,027	40,463		09/18/12	300
Lodi	CA	None	3,153,559	2,661,260	None	None	3,153,559	2,661,260	5,814,819	31,048		09/18/12	300
Manteca	CA	None	1,565,672	4,440,141	None	None	1,565,672	4,440,141	6,005,813	37,802		09/18/12	300
Moreno Valley	CA	None	1,699,937	3,113,035	None	None	1,699,937	3,113,035	4,812,972	36,319		09/18/12	300
Redlands	CA	None	3,006,680	2,242,430	None	None	3,006,680	2,242,428	5,249,108	26,162		09/18/12	300
Sacramento	CA	None	3,446,351	4,460,201	None	None	3,446,351	4,460,201	7,906,552	52,036		09/18/12	300
South Lake Tahoe	CA	None	3,110,000	3,176,091	None	None	3,110,000	3,176,091	6,286,091	280,555		10/22/10	300
Sun Valley	CA	None	4,631,964	4,710,912	None	None	4,631,964	4,710,912	9,342,876	54,961		09/18/12	300
Vacaville	CA	None	1,299,816	3,375,574	None	None	1,299,816	3,375,574	4,675,390	39,382		09/18/12	300
Danbury	CT	None	1,096,861	6,217,688	116,255	56	1,096,861	6,333,999	7,430,860	3,851,964		09/30/97	300
Manchester	CT	None	771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	2,162,361		03/26/98	300
Manchester	CT	None	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	3,502,378		03/26/98	300
Deerfield Beach	FL	None	3,160,000	4,832,848	6,603	None	3,160,000	4,839,451	7,999,451	427,411		10/22/10	300
Missoula	MT	None	163,100	362,249	None	10	163,100	362,259	525,359	362,250		10/30/87	300
Staten Island	NY	None	4,202,093	3,385,021	14,018	None	4,202,093	3,399,039	7,601,132	2,003,719		03/26/98	300
Dallas	TX	None	1,210,000	2,675,265	None	None	1,210,000	2,675,265	3,885,265	236,315		10/22/10	300
The Colony	TX	None	2,580,000	2,214,133	20,700	None	2,580,000	2,234,833	4,814,833	198,428		10/22/10	300

Automotive collision services
Colorado Springs	CO	None	1,085,560	2,137,425	None	None	1,085,560	2,137,425	3,222,985	78,293		01/05/12	300
Denver	CO	None	480,348	2,127,792	None	None	480,348	2,127,792	2,608,140	51,743	06/08/12	09/30/11	300
Highlands Ranch	CO	None	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	744,394	07/10/07	08/11/03	300
Littleton	CO	None	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	608,359	02/02/06	11/12/04	300
Parker	CO	None	868,768	2,653,745	None	None	868,768	2,653,745	3,522,513	747,806	09/07/12	07/03/03	300
Thornton	CO	None	693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	608,229	10/05/04	10/15/03	300
Cumming	GA	None	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	672,568	09/18/03	12/31/02	300
Douglasville	GA	None	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	720,072	08/11/03	12/30/02	300
Macon	GA	None	1,400,000	1,317,435	None	None	1,400,000	1,317,435	2,717,435	30,716	05/11/12	01/10/12	300
Morrow	GA	None	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	692,303	07/07/03	08/30/02	300
Peachtree City	GA	None	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	275,407	12/16/02	09/19/02	300
Roswell	GA	None	1,825,000	1,934,495	None	None	1,825,000	1,934,495	3,759,495	76,129	12/22/11	08/10/11	300
Warner Robins	GA	None	1,250,000	1,012,258	None	None	1,250,000	1,012,258	2,262,258	36,792	01/11/12	09/01/11	300
Ham Lake	MN	None	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	621,337	07/01/04	10/31/03	300
Stillwater	MN	None	656,250	1,218,750	None	None	656,250	1,218,750	1,875,000	6,094		11/16/12	300
Olive Branch	MS	None	350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	118,077	06/29/11	11/02/10	300
Cary	NC	None	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	395,442		05/25/06	300
Durham	NC	None	680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	350,654		05/25/06	300
Wilmington	NC	None	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	342,333	07/15/05	12/21/04	300
Bartlett	TN	None	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	630,924	08/03/04	10/27/03	300
Riverton	UT	None	1,100,000	1,525,708	None	None	1,100,000	1,525,708	2,625,708	20	In-progress	07/26/12	300
Salt Lake City	UT	None	2,900,000	1,598,391	None	None	2,900,000	1,598,391	4,498,391	51,509	02/17/12	10/11/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Automotive parts
Birmingham	AL	None	355,823	660,814	None	None	355,823	660,814	1,016,637	1,101		12/07/12	300
Millbrook	AL	None	108,000	518,741	88,207	211	108,000	607,159	715,159	294,116	12/10/98	01/21/99	300
Montgomery	AL	None	254,465	502,350	10,819	295	254,465	513,464	767,929	296,721		06/30/98	300
Phoenix	AZ	None	231,000	513,057	None	62	231,000	513,119	744,119	513,059		11/09/87	300
Phoenix	AZ	None	222,950	495,178	None	102	222,950	495,280	718,230	459,418		11/02/89	300
Tucson	AZ	None	194,250	431,434	None	None	194,250	431,434	625,684	431,434		10/30/87	300
Grass Valley	CA	None	325,000	384,955	None	None	325,000	384,955	709,955	379,385		05/20/88	300
Sacramento	CA	None	210,000	466,419	None	127	210,000	466,546	676,546	466,547		11/25/87	300
Turlock	CA	None	222,250	493,627	None	None	222,250	493,627	715,877	493,627		12/30/87	300
Denver	CO	None	141,400	314,056	None	82	141,400	314,138	455,538	314,075		11/18/87	300
Denver	CO	None	315,000	699,623	None	290	315,000	699,913	1,014,913	689,735		05/16/88	300
Littleton	CO	None	252,925	561,758	None	181	252,925	561,939	814,864	559,881		02/12/88	300
Smyrna	DE	None	232,273	472,855	15,774	None	232,273	488,629	720,902	272,118		08/07/98	300
Deerfield Beach	FL	None	475,000	871,738	2,420	31,798	475,000	905,956	1,380,956	499,395		01/29/99	300
Merritt Island	FL	None	309,652	482,459	25,854	21,831	309,652	530,144	839,796	318,239		11/26/96	300
Atlanta	GA	None	652,551	763,360	27,163	45,476	652,551	835,999	1,488,550	439,881		12/18/98	300
Council Bluffs	IA	None	194,355	431,668	None	None	194,355	431,668	626,023	425,470		05/19/88	300
Boise	ID	None	158,400	351,812	None	5,428	158,400	357,240	515,640	347,793		05/06/88	300
Lewiston	ID	None	138,950	308,612	None	None	138,950	308,612	447,562	308,612		09/16/87	300
Moscow	ID	None	117,250	260,417	None	None	117,250	260,417	377,667	260,417		09/14/87	300
Peoria	IL	None	193,868	387,737	(85,899)	85	193,868	301,923	495,791	256,946		11/26/96	300
Brazil	IN	None	183,952	453,831	8,942	173	183,952	462,946	646,898	253,701		03/31/99	300
Muncie	IN	None	148,901	645,660	147,678	28,327	148,901	821,665	970,566	496,907		11/26/96	300
Plainfield	IN	None	453,645	908,485	42,619	47,114	453,645	998,218	1,451,863	551,556		01/30/98	300
Princeton	IN	None	134,209	560,113	None	211	134,209	560,324	694,533	309,170		03/31/99	300
Vincennes	IN	None	185,312	489,779	10,598	173	185,312	500,550	685,862	270,410		03/31/99	300
Kansas City	KS	None	222,000	455,881	18,738	146	222,000	474,765	696,765	460,084		05/16/88	300
Alma	MI	None	155,000	600,282	13,902	122	155,000	614,306	769,306	329,066	04/29/99	02/10/99	300
Lansing	MI	None	265,000	574,931	132,237	303	265,000	707,471	972,471	361,823	04/30/99	12/03/98	300
Sturgis	MI	None	109,558	550,274	10,272	94	109,558	560,640	670,198	310,387		12/30/98	300
Batesville	MS	None	190,124	485,670	None	173	190,124	485,843	675,967	280,936		07/27/98	300
Horn Lake	MS	None	142,702	514,779	3,945	211	142,702	518,935	661,637	299,696		06/30/98	300
Richland	MS	None	243,565	558,645	10,302	211	243,565	569,158	812,723	293,584		12/21/99	300
Omaha	NE	None	196,000	435,321	None	32	196,000	435,353	631,353	429,074		05/26/88	300
Omaha	NE	None	199,100	412,042	None	32	199,100	412,074	611,174	406,087		05/27/88	300
Rio Rancho	NM	None	211,577	469,923	None	None	211,577	469,923	681,500	468,230		02/26/88	300
Las Vegas	NV	None	161,000	357,585	260,000	None	161,000	617,585	778,585	504,919		10/29/87	300
Canton	OH	None	396,560	597,553	None	25,682	396,560	623,235	1,019,795	348,783		08/14/98	300
Centerville	OH	None	601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	446,279		06/30/98	300
Hamilton	OH	None	183,000	515,727	2,941	122	183,000	518,790	701,790	284,714	04/07/99	12/03/98	300
Del City	OK	None	634,664	1,178,662	None	None	634,664	1,178,662	1,813,326	1,964		12/07/12	300
Albany	OR	None	152,250	338,153	None	None	152,250	338,153	490,403	338,153		08/24/87	300
Beaverton	OR	None	210,000	466,419	None	None	210,000	466,419	676,419	466,419		08/26/87	300
Portland	OR	None	190,750	423,664	None	None	190,750	423,664	614,414	423,664		08/12/87	300
Portland	OR	None	147,000	326,493	None	None	147,000	326,493	473,493	326,493		08/26/87	300
Salem	OR	None	136,500	303,170	None	None	136,500	303,170	439,670	303,170		08/20/87	300
Butler	PA	None	339,929	633,078	20,558	230	339,929	653,866	993,795	375,431		08/07/98	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dover	PA	None	265,112	593,341	None	None	265,112	593,341	858,453	345,126		06/30/98	300
Enola	PA	None	220,228	546,026	11,416	172	220,228	557,614	777,842	310,715		11/10/98	300
Hanover	PA	None	132,500	719,511	None	232	132,500	719,743	852,243	385,295	07/26/99	05/13/99	300
Harrisburg	PA	None	327,781	608,291	7,138	172	327,781	615,601	943,382	355,141		06/30/98	300
Harrisburg	PA	None	283,417	352,473	3,100	172	283,417	355,745	639,162	201,788		09/30/98	300
Lancaster	PA	None	199,899	774,838	24,235	None	199,899	799,073	998,972	457,204		08/14/98	300
New Castle	PA	None	180,009	525,774	91,802	230	180,009	617,806	797,815	320,875		06/30/98	300
Reading	PA	None	379,000	658,722	10,100	232	379,000	669,054	1,048,054	365,567	06/09/99	12/04/98	300
Arlington	TN	None	381,083	707,726	None	None	381,083	707,726	1,088,809	1,180		12/07/12	300
Columbia	TN	None	273,120	431,716	None	211	273,120	431,927	705,047	234,024		06/30/99	300
Laredo	TX	None	807,044	1,498,795	None	None	807,044	1,498,795	2,305,839	2,498		12/07/12	300
Bellevue	WA	None	185,500	411,997	None	107	185,500	412,104	597,604	412,026		08/06/87	300
Bellingham	WA	None	168,000	373,133	None	107	168,000	373,240	541,240	373,161		08/20/87	300
Hazel Dell	WA	None	168,000	373,135	None	None	168,000	373,135	541,135	367,685		05/23/88	300
Kenmore	WA	None	199,500	443,098	None	107	199,500	443,205	642,705	443,127		08/20/87	300
Kent	WA	None	199,500	443,091	None	107	199,500	443,198	642,698	443,120		08/06/87	300
Lakewood	WA	None	191,800	425,996	None	107	191,800	426,103	617,903	426,024		08/18/87	300
Moses Lake	WA	None	138,600	307,831	None	107	138,600	307,938	446,538	307,860		08/12/87	300
Renton	WA	None	185,500	412,003	None	107	185,500	412,110	597,610	412,032		09/15/87	300
Seattle	WA	None	162,400	360,697	None	107	162,400	360,804	523,204	360,726		08/20/87	300
Silverdale	WA	None	183,808	419,777	None	107	183,808	419,884	603,692	419,806		09/16/87	300
Tacoma	WA	None	196,000	435,324	None	107	196,000	435,431	631,431	435,353		10/15/87	300
Vancouver	WA	None	180,250	400,343	None	None	180,250	400,343	580,593	400,343		08/20/87	300
Wenatchee	WA	None	148,400	329,602	None	107	148,400	329,709	478,109	329,631		08/25/87	300

Automotive service
Flagstaff	AZ	None	144,821	417,485	6,150	10	144,821	423,645	568,466	240,217	04/11/02	08/29/97	300
Mesa	AZ	None	210,620	475,072	None	None	210,620	475,072	685,692	201,901		05/14/02	300
Phoenix	AZ	None	189,341	546,984	None	110	189,341	547,094	736,435	232,575		05/14/02	300
Phoenix	AZ	None	384,608	279,824	None	None	384,608	279,824	664,432	118,923		05/14/02	300
Sierra Vista	AZ	None	175,114	345,508	None	None	175,114	345,508	520,622	146,839		05/14/02	300
Tucson	AZ	None	226,596	437,972	None	None	226,596	437,972	664,568	186,136		05/14/02	300
Tucson	AZ	None	287,369	533,684	None	None	287,369	533,684	821,053	59,595		03/25/10	300
Bakersfield	CA	None	65,165	206,927	None	None	65,165	206,927	272,092	87,942		05/14/02	300
Chula Vista	CA	None	313,293	409,654	None	None	313,293	409,654	722,947	272,420	05/01/96	01/19/96	300
Dublin	CA	None	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	490,417		05/14/02	300
Folsom	CA	None	471,813	325,610	None	None	471,813	325,610	797,423	138,382		05/14/02	300
Indio	CA	None	264,956	265,509	None	None	264,956	265,509	530,465	112,839		05/14/02	300
Los Angeles	CA	None	580,446	158,876	None	None	580,446	158,876	739,322	67,520		05/14/02	300
Oxnard	CA	None	186,980	198,236	None	None	186,980	198,236	385,216	84,249		05/14/02	300
Simi Valley	CA	None	213,920	161,012	None	None	213,920	161,012	374,932	68,428		05/14/02	300
Vacaville	CA	None	358,067	284,931	None	None	358,067	284,931	642,998	121,094		05/14/02	300
Aurora	CO	None	231,314	430,495	None	115	231,314	430,610	661,924	91,179		09/04/07	300
Broomfield	CO	None	154,930	503,626	None	2,564	154,930	506,190	661,120	330,010	08/22/96	03/15/96	300
Denver	CO	None	79,717	369,587	None	208	79,717	369,795	449,512	369,724		10/08/85	300
Denver	CO	None	239,024	444,785	None	115	239,024	444,900	683,924	94,203		09/04/07	300
Lakewood	CO	None	70,422	132,296	None	None	70,422	132,296	202,718	28,003		09/04/07	300
Longmont	CO	None	87,385	163,169	None	115	87,385	163,284	250,669	34,595		09/04/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Thornton	CO	None	276,084	415,464	None	115	276,084	415,579	691,663	265,104	12/31/96	10/31/96	300
Hartford	CT	None	248,540	482,460	35,465	1,034	248,540	518,959	767,499	315,798		09/30/96	300
Southington	CT	None	225,882	672,910	None	172	225,882	673,082	898,964	418,256		06/06/97	300
Vernon	CT	None	81,529	300,518	None	None	81,529	300,518	382,047	126,718		06/27/02	300
Jacksonville	FL	None	76,585	355,066	6,980	420	76,585	362,466	439,051	358,410		12/23/85	300
Lauderdale Lakes	FL	None	65,987	305,931	None	79	65,987	306,010	371,997	305,972		02/19/86	300
Miami Gardens	FL	None	163,239	262,726	None	None	163,239	262,726	425,965	110,783		06/27/02	300
Orange City	FL	None	99,613	139,008	None	None	99,613	139,008	238,621	59,076		05/14/02	300
Pensacola	FL	None	308,067	573,708	23,430	2,874	308,067	600,012	908,079	154,657		11/22/06	300
Seminole	FL	None	68,000	315,266	None	None	68,000	315,266	383,266	315,266		12/23/85	300
Sunrise	FL	None	80,253	372,070	None	None	80,253	372,070	452,323	372,070		02/14/86	300
Tampa	FL	None	70,000	324,538	None	None	70,000	324,538	394,538	324,538		12/27/85	300
Tampa	FL	None	67,000	310,629	None	None	67,000	310,629	377,629	310,629		12/27/85	300
Tampa	FL	None	86,502	401,041	None	79	86,502	401,120	487,622	401,082		07/23/86	300
Atlanta	GA	None	309,474	574,737	None	None	309,474	574,737	884,211	64,179		03/25/10	300
Bogart	GA	None	66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/85	300
Douglasville	GA	None	214,771	129,519	None	None	214,771	129,519	344,290	55,044		05/14/02	300
Duluth	GA	None	222,275	316,925	368	2,393	222,275	319,686	541,961	190,365	10/24/97	06/20/97	300
Duluth	GA	None	290,842	110,056	None	None	290,842	110,056	400,898	46,772		05/14/02	300
Gainesville	GA	None	53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/85	300
Kennesaw	GA	None	266,865	139,425	None	None	266,865	139,425	406,290	59,254		05/14/02	300
Marietta	GA	None	60,900	293,461	67,871	499	60,900	361,831	422,731	313,138		12/26/85	300
Marietta	GA	None	69,561	346,024	None	41	69,561	346,065	415,626	346,039		06/03/86	300
Norcross	GA	None	244,124	151,831	None	None	244,124	151,831	395,955	64,526		05/14/02	300
Norcross	GA	None	503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	254,268		11/22/06	300
Riverdale	GA	None	58,444	270,961	None	None	58,444	270,961	329,405	270,961		01/15/86	300
Rome	GA	None	56,454	261,733	None	None	56,454	261,733	318,187	261,733		12/19/85	300
Snellville	GA	None	253,316	132,124	None	None	253,316	132,124	385,440	56,151		05/14/02	300
Tucker	GA	None	78,646	364,625	514	None	78,646	365,139	443,785	364,640		12/18/85	300
Arlington Hts	IL	None	441,437	215,983	None	None	441,437	215,983	657,420	91,791		05/14/02	300
Chicago	IL	None	329,076	255,294	None	None	329,076	255,294	584,370	108,498		05/14/02	300
Round Lake Beach	IL	None	472,132	236,585	None	None	472,132	236,585	708,717	100,547		05/14/02	300
Westchester	IL	None	421,239	184,812	None	None	421,239	184,812	606,051	78,543		05/14/02	300
Anderson	IN	None	232,170	385,661	None	179	232,170	385,840	618,010	232,075		12/19/97	300
Indianapolis	IN	None	231,384	428,307	None	130	231,384	428,437	659,821	279,174		09/27/96	300
Michigan City	IN	None	392,638	297,650	(3,065)	None	389,573	297,650	687,223	126,500		05/14/02	300
Warsaw	IN	None	140,893	228,116	None	None	140,893	228,116	369,009	96,948		05/14/02	300
Olathe	KS	None	217,995	367,055	None	21	217,995	367,076	585,071	229,412	04/22/97	11/11/96	300
Topeka	KS	None	32,022	60,368	None	None	32,022	60,368	92,390	12,778		09/04/07	300
Louisville	KY	None	56,054	259,881	None	None	56,054	259,881	315,935	259,881		12/17/85	300
Newport	KY	None	323,511	289,017	49,586	85	323,511	338,688	662,199	180,802		09/17/97	300
East Falmouth	MA	None	191,302	340,539	None	None	191,302	340,539	531,841	144,727		05/14/02	300
East Wareham	MA	None	149,680	278,669	None	None	149,680	278,669	428,349	118,432		05/14/02	300
Fairhaven	MA	None	138,957	289,294	None	None	138,957	289,294	428,251	122,948		05/14/02	300
Gardner	MA	None	138,990	289,361	None	None	138,990	289,361	428,351	122,976		05/14/02	300
Hyannis	MA	None	180,653	458,522	None	None	180,653	458,522	639,175	193,344		06/27/02	300
Lenox	MA	None	287,769	535,273	None	232	287,769	535,505	823,274	295,478		03/31/99	300
Newburyport	MA	None	274,698	466,449	None	None	274,698	466,449	741,147	196,686		06/27/02	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

North Reading	MA	None	180,546	351,161	None	None	180,546	351,161	531,707	149,241		05/14/02	300
Orleans	MA	None	138,212	394,065	None	None	138,212	394,065	532,277	167,475		05/14/02	300
Aberdeen	MD	None	223,617	225,605	None	None	223,617	225,605	449,222	95,130		06/27/02	300
Bethesda	MD	None	282,717	525,928	None	None	282,717	525,928	808,645	111,321		09/04/07	300
Capital Heights	MD	None	547,173	219,979	(12,319)	None	534,854	219,979	754,833	93,487		05/14/02	300
Clinton	MD	None	70,880	328,620	11,440	None	70,880	340,060	410,940	332,719		11/15/85	300
Lexington Park	MD	None	111,396	335,288	(7,600)	None	103,796	335,288	439,084	142,494		05/14/02	300
Kalamazoo	MI	None	391,745	296,975	(2,196)	None	389,549	296,975	686,524	126,213		05/14/02	300
Portage	MI	None	402,409	286,441	(2,112)	None	400,297	286,441	686,738	121,736		05/14/02	300
Southfield	MI	None	275,952	350,765	None	None	275,952	350,765	626,717	149,073		05/14/02	300
Troy	MI	None	214,893	199,299	None	None	214,893	199,299	414,192	84,700		05/14/02	300
St. Cloud	MN	None	203,338	258,626	None	None	203,338	258,626	461,964	109,054		06/27/02	300
Independence	MO	None	297,641	233,152	None	53	297,641	233,205	530,846	149,617		12/20/96	300
Asheville	NC	None	441,746	242,565	None	None	441,746	242,565	684,311	103,088		05/14/02	300
Concord	NC	None	237,688	357,976	None	None	237,688	357,976	595,664	207,115		11/05/97	300
Durham	NC	None	55,074	255,336	None	1,490	55,074	256,826	311,900	256,370		11/13/85	300
Durham	NC	None	354,676	361,203	3,400	168	354,676	364,771	719,447	224,405	08/29/97	03/31/97	300
Fayetteville	NC	None	224,326	257,733	None	337	224,326	258,070	482,396	155,279		12/03/97	300
Greensboro	NC	None	286,068	244,606	None	None	286,068	244,606	530,674	103,949		05/14/02	300
Matthews	NC	None	295,580	338,472	10,000	13,703	295,580	362,175	657,755	208,759	08/28/98	02/27/98	300
Pineville	NC	None	254,460	355,630	None	10	254,460	355,640	610,100	217,488	08/28/97	04/16/97	300
Raleigh	NC	None	89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/85	300
Raleigh	NC	None	398,694	263,621	None	None	398,694	263,621	662,315	160,334		10/01/97	300
Salisbury	NC	None	235,614	150,592	None	None	235,614	150,592	386,206	64,000		05/14/02	300
Fargo	ND	None	53,973	100,262	None	None	53,973	100,262	154,235	21,222		09/04/07	300
Lincoln	NE	None	337,138	316,958	None	None	337,138	316,958	654,096	134,704		05/14/02	300
Scotts Bluff	NE	None	33,307	63,355	None	None	33,307	63,355	96,662	13,410		09/04/07	300
Cherry Hill	NJ	None	463,808	862,240	None	None	463,808	862,240	1,326,048	182,507		09/04/07	300
Edison	NJ	None	448,936	238,773	None	None	448,936	238,773	687,709	101,475		05/14/02	300
Glassboro	NJ	None	182,013	312,480	None	None	182,013	312,480	494,493	131,762		06/27/02	300
Hamilton Square	NJ	None	422,477	291,555	None	None	422,477	291,555	714,032	123,907		05/14/02	300
Hamilton Township	NJ	None	265,238	298,167	None	None	265,238	298,167	563,405	126,717		05/14/02	300
Pleasantville	NJ	None	77,105	144,693	None	None	77,105	144,693	221,798	30,627		09/04/07	300
Randolph	NJ	None	452,629	390,163	None	None	452,629	390,163	842,792	165,817		05/14/02	300
Westfield	NJ	None	705,337	288,720	None	None	705,337	288,720	994,057	122,701		05/14/02	300
Albuquerque	NM	None	231,553	430,026	None	None	231,553	430,026	661,579	48,020		03/25/10	300
Las Vegas	NV	None	326,879	359,101	None	None	326,879	359,101	685,980	152,616		05/14/02	300
Las Vegas	NV	None	316,441	369,768	None	None	316,441	369,768	686,209	157,150		05/14/02	300
Las Vegas	NV	None	252,169	562,715	None	None	252,169	562,715	814,884	239,152		05/14/02	300
Sparks	NV	None	326,813	306,311	None	None	326,813	306,311	633,124	130,180		05/14/02	300
Albion	NY	None	170,589	317,424	None	None	170,589	317,424	488,013	175,104		03/31/99	300
Bethpage	NY	None	334,120	621,391	None	None	334,120	621,391	955,511	131,528		09/04/07	300
Commack	NY	None	400,427	744,533	None	None	400,427	744,533	1,144,960	157,593		09/04/07	300
Dansville	NY	None	181,664	337,991	None	None	181,664	337,991	519,655	186,450		03/31/99	300
East Amherst	NY	None	260,708	484,788	None	156	260,708	484,944	745,652	267,534		03/31/99	300
East Syracuse	NY	None	250,609	466,264	None	156	250,609	466,420	717,029	257,312		03/31/99	300
Freeport	NY	None	134,828	251,894	None	None	134,828	251,894	386,722	53,317		09/04/07	300
Johnson City	NY	None	242,863	451,877	None	156	242,863	452,033	694,896	249,375		03/31/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Queens Village	NY	None	242,775	451,749	None	None	242,775	451,749	694,524	95,620		09/04/07	300
Riverhead	NY	None	143,929	268,795	None	None	143,929	268,795	412,724	56,895		09/04/07	300
Wellsville	NY	None	161,331	300,231	None	None	161,331	300,231	461,562	165,619		03/31/99	300
West Amherst	NY	None	268,692	499,619	None	156	268,692	499,775	768,467	275,716		03/31/99	300
Akron	OH	None	139,126	460,334	None	139	139,126	460,473	599,599	281,573		09/18/97	300
Beaver Creek	OH	None	349,091	251,127	None	None	349,091	251,127	600,218	83,290		09/17/04	300
Beavercreek	OH	None	205,000	492,538	None	None	205,000	492,538	697,538	311,119	02/13/97	09/09/96	300
Canal Winchester	OH	None	443,751	825,491	None	None	443,751	825,491	1,269,242	329,866	12/19/02	08/21/02	300
Centerville	OH	None	305,000	420,448	None	None	305,000	420,448	725,448	276,795	07/24/96	06/28/96	300
Cincinnati	OH	None	293,005	0	(124,330)	85	293,005	(124,245)	168,760	20		09/17/97	300
Cincinnati	OH	None	211,185	392,210	None	None	211,185	392,210	603,395	143,157		11/03/03	300
Cincinnati	OH	None	305,556	244,662	None	None	305,556	244,662	550,218	81,146		09/17/04	300
Cincinnati	OH	None	589,286	160,932	None	None	589,286	160,932	750,218	53,375		09/17/04	300
Cincinnati	OH	None	159,375	265,842	None	None	159,375	265,842	425,217	88,171		09/17/04	300
Cincinnati	OH	None	350,000	300,217	None	None	350,000	300,217	650,217	96,570		12/20/04	300
Cleveland	OH	None	215,111	216,517	None	None	215,111	216,517	431,628	91,298		06/27/02	300
Columbus	OH	None	71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/02/85	300
Columbus	OH	None	75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/85	300
Columbus	OH	None	432,110	386,553	None	None	432,110	386,553	818,663	148,822		05/27/03	300
Columbus	OH	None	466,696	548,133	None	None	466,696	548,133	1,014,829	211,030		05/27/03	300
Columbus	OH	None	337,679	272,484	None	None	337,679	272,484	610,163	90,373		09/17/04	300
Columbus	OH	None	190,000	260,162	None	None	190,000	260,162	450,162	86,287		09/17/04	300
Columbus	OH	None	371,429	278,734	None	None	371,429	278,734	650,163	92,446		09/17/04	300
Cuyahoga Falls	OH	None	253,750	271,400	None	None	253,750	271,400	525,150	90,014		09/17/04	300
Dayton	OH	None	70,000	324,538	None	122	70,000	324,660	394,660	324,639		10/31/85	300
Dublin	OH	None	437,887	428,046	None	None	437,887	428,046	865,933	164,797		05/27/03	300
Eastlake	OH	None	321,347	459,774	None	209	321,347	459,983	781,330	313,557		12/22/95	300
Fairfield	OH	None	323,408	235,024	44,232	3,330	323,408	282,586	605,994	147,316		09/17/97	300
Fairlawn	OH	None	280,000	270,150	None	None	280,000	270,150	550,150	89,599		09/17/04	300
Findlay	OH	None	283,515	397,004	None	114	283,515	397,118	680,633	238,906		12/24/97	300
Hamilton	OH	None	252,608	413,279	None	None	252,608	413,279	665,887	256,919	03/31/97	10/04/96	300
Huber Heights	OH	None	282,000	449,381	None	None	282,000	449,381	731,381	286,854	12/03/96	07/18/96	300
Lima	OH	None	241,132	114,085	None	None	241,132	114,085	355,217	37,838		09/17/04	300
Marion	OH	None	100,000	275,162	None	None	100,000	275,162	375,162	88,511		12/20/04	300
Mason	OH	None	310,990	405,373	None	None	310,990	405,373	716,363	156,068		05/27/03	300
Middleburg Hghts	OH	None	317,308	307,842	None	None	317,308	307,842	625,150	102,101		09/17/04	300
Milford	OH	None	353,324	269,997	(36,723)	85	314,484	272,199	586,683	165,383		09/18/97	300
Mt. Vernon	OH	None	216,115	375,357	None	114	216,115	375,471	591,586	225,878		12/30/97	300
Norwalk	OH	None	200,205	366,000	None	114	200,205	366,114	566,319	220,247		12/19/97	300
Parma	OH	None	268,966	381,184	None	None	268,966	381,184	650,150	126,426		09/17/04	300
Reynoldsburg	OH	None	267,750	497,371	None	None	267,750	497,371	765,121	164,961		09/15/04	300
Reynoldsburg	OH	None	374,000	176,162	None	None	374,000	176,162	550,162	58,427		09/17/04	300
S. Euclid	OH	None	337,593	451,944	None	None	337,593	451,944	789,537	173,998		05/27/03	300
Sandusky	OH	None	264,708	404,011	None	343	264,708	404,354	669,062	243,347		12/19/97	300
Solon	OH	None	794,305	222,797	None	None	794,305	222,797	1,017,102	85,777		05/27/03	300
Springboro	OH	None	191,911	522,902	None	None	191,911	522,902	714,813	330,141		03/07/97	300
Springfield	OH	None	320,000	280,217	None	None	320,000	280,217	600,217	92,938		09/17/04	300
Springfield	OH	None	189,091	136,127	None	None	189,091	136,127	325,218	45,148		09/17/04	300
Stow	OH	None	310,000	415,150	None	None	310,000	415,150	725,150	137,691		09/17/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Toledo	OH	None	120,000	230,217	None	None	120,000	230,217	350,217	76,355		09/17/04	300
Toledo	OH	None	250,000	175,217	None	25	250,000	175,242	425,242	58,134		09/17/04	300
Toledo	OH	None	320,000	280,217	None	None	320,000	280,217	600,217	92,938		09/17/04	300
Toledo	OH	None	250,000	530,217	None	None	250,000	530,217	780,217	175,855		09/17/04	300
West Chester	OH	None	446,449	768,644	None	None	446,449	768,644	1,215,093	289,908	06/27/03	03/11/03	300
Zanesville	OH	None	125,000	300,162	None	None	125,000	300,162	425,162	99,553		09/17/04	300
Midwest City	OK	None	106,312	333,551	None	5	106,312	333,556	439,868	191,874	08/06/98	08/08/97	300
Tulsa	OK	None	133,648	249,702	None	None	133,648	249,702	383,350	52,853		09/04/07	300
Portland	OR	None	251,499	345,952	None	None	251,499	345,952	597,451	141,839		09/26/02	300
Salem	OR	None	337,711	253,855	None	None	337,711	253,855	591,566	107,887		05/14/02	300
Bethel Park	PA	None	299,595	331,264	None	114	299,595	331,378	630,973	199,356		12/19/97	300
Bethlehem	PA	None	275,328	389,067	None	629	275,328	389,696	665,024	234,593		12/19/97	300
Bethlehem	PA	None	229,162	310,526	None	172	229,162	310,698	539,860	186,870		12/24/97	300
Bridgeville	PA	None	275,000	375,150	None	None	275,000	375,150	650,150	124,424		09/17/04	300
Coraopolis	PA	None	225,000	375,150	None	None	225,000	375,150	600,150	124,424		09/17/04	300
Harrisburg	PA	None	131,529	220,317	(2,515)	None	129,013	220,318	349,331	93,631		05/14/02	300
Monroeville	PA	None	275,000	250,150	None	None	275,000	250,150	525,150	82,966		09/17/04	300
Philadelphia	PA	None	858,500	877,744	2,319	1,701	858,500	881,764	1,740,264	658,188	05/19/95	12/05/94	300
Pittsburgh	PA	None	378,715	685,374	None	None	378,715	685,374	1,064,089	279,073	08/22/02	01/17/02	300
Pittsburgh	PA	None	219,938	408,466	None	None	219,938	408,466	628,404	149,090		11/03/03	300
Pittsburgh	PA	None	175,000	300,150	None	None	175,000	300,150	475,150	99,549		09/17/04	300
Pittsburgh	PA	None	243,750	406,400	None	None	243,750	406,400	650,150	134,789		09/17/04	300
Pittsburgh	PA	None	208,333	416,817	None	None	208,333	416,817	625,150	138,244		09/17/04	300
Pittsburgh	PA	None	121,429	303,721	None	None	121,429	303,721	425,150	100,734		09/17/04	300
Warminster	PA	None	323,847	216,999	(3,929)	None	319,918	216,999	536,917	92,221		05/14/02	300
Wexford	PA	None	284,375	240,775	None	None	284,375	240,775	525,150	79,857		09/17/04	300
York	PA	None	249,436	347,424	None	404	249,436	347,828	597,264	209,273		12/30/97	300
Charleston	SC	None	217,250	294,079	6,700	159	217,250	300,938	518,188	181,377	07/14/97	03/13/97	300
Columbia	SC	None	267,622	298,594	None	428	267,622	299,022	566,644	176,137	03/31/98	11/05/97	300
Greenville	SC	None	221,946	315,163	None	168	221,946	315,331	537,277	191,808	09/05/97	03/31/97	300
Lexington	SC	None	241,534	342,182	None	302	241,534	342,484	584,018	188,032		09/24/98	300
North Charleston	SC	None	174,980	341,466	5,875	5,413	174,980	352,754	527,734	203,816	08/06/98	03/12/98	300
Sioux Falls	SD	None	48,833	91,572	None	None	48,833	91,572	140,405	19,383		09/04/07	300
Brentwood	TN	None	305,546	505,728	None	None	305,546	505,728	811,274	302,586	03/13/98	05/28/97	300
Hendersonville	TN	None	175,764	327,096	None	None	175,764	327,096	502,860	130,293		01/21/03	300
Hermitage	TN	None	204,296	172,695	None	None	204,296	172,695	376,991	73,393		05/14/02	300
Madison	TN	None	175,769	327,068	None	None	175,769	327,068	502,837	130,282		01/21/03	300
Memphis	TN	None	108,094	217,079	None	None	108,094	217,079	325,173	92,256		05/14/02	300
Memphis	TN	None	214,110	193,591	None	None	214,110	193,591	407,701	82,273		05/14/02	300
Memphis	TN	None	215,017	216,794	None	None	215,017	216,794	431,811	91,415		06/27/02	300
Murfreesboro	TN	None	150,411	215,528	None	None	150,411	215,528	365,939	91,597		05/14/02	300
Nashville	TN	None	342,960	227,440	None	None	342,960	227,440	570,400	139,067		09/17/97	300
Carrollton	TX	None	174,284	98,623	None	None	174,284	98,623	272,907	41,913		05/14/02	300
Carrolton	TX	None	177,041	199,088	None	None	177,041	199,088	376,129	84,611		05/14/02	300
Dallas	TX	None	234,604	325,951	12,719	15,373	234,604	354,043	588,647	216,697	08/09/96	02/19/96	300
Fort Worth	TX	None	83,530	111,960	None	None	83,530	111,960	195,490	47,581		05/14/02	300
Houston	TX	None	285,000	369,697	None	234	285,000	369,931	654,931	224,902	08/08/97	08/08/97	300
Humble	TX	None	257,169	325,652	None	None	257,169	325,652	582,821	138,400		05/14/02	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lake Jackson	TX	None	197,170	256,376	None	None	197,170	256,376	453,546	108,958		05/14/02	300
Lewisville	TX	None	199,942	324,736	None	149	199,942	324,885	524,827	212,764	08/02/96	02/14/96	300
Lewisville	TX	None	130,238	207,683	None	None	130,238	207,683	337,921	87,573		06/27/02	300
Mansfield	TX	None	420,000	780,000	None	None	420,000	780,000	1,200,000	87,100		03/25/10	300
Waco	TX	None	232,105	431,053	None	None	232,105	431,053	663,158	48,134		03/25/10	300
Wylie	TX	None	252,000	468,000	None	None	252,000	468,000	720,000	52,260		03/25/10	300
Richmond	VA	None	403,549	876,981	None	None	403,549	876,981	1,280,530	313,191	07/08/04	10/17/02	300
Roanoke	VA	None	349,628	322,545	None	153	349,628	322,698	672,326	194,126		12/19/97	300
Warrenton	VA	None	186,723	241,173	None	None	186,723	241,173	427,896	102,495		05/14/02	300
Bremerton	WA	None	261,172	373,080	None	2,621	261,172	375,701	636,873	240,912	03/19/97	07/24/96	300
Tacoma	WA	None	109,127	202,691	None	None	109,127	202,691	311,818	42,903		09/04/07	300
Milwaukee	WI	None	173,005	499,244	None	None	173,005	499,244	672,249	340,318		12/22/95	300
Milwaukee	WI	None	152,509	475,480	None	197	152,509	475,677	628,186	309,946		09/27/96	300
New Berlin	WI	None	188,491	466,268	None	586	188,491	466,854	655,345	318,101		12/22/95	300
Racine	WI	None	184,002	114,167	None	None	184,002	114,167	298,169	48,519		05/14/02	300

Automotive tire services
Athens	AL	None	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	346,302		11/22/06	300
Auburn	AL	None	660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	301,258		11/22/06	300
Birmingham	AL	None	635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	289,694		11/22/06	300
Daphne	AL	None	876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	399,506		11/22/06	300
Decatur	AL	None	635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	289,838		11/22/06	300
Dothan	AL	None	455,651	565,343	None	None	455,651	565,343	1,020,994	93,841	10/17/08	06/10/08	300
Foley	AL	None	870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	396,623		11/22/06	300
Gardendale	AL	None	610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	277,815		11/22/06	300
Hoover	AL	None	504,396	938,299	None	None	504,396	938,299	1,442,695	229,879		11/22/06	300
Hoover	AL	None	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	282,602		11/22/06	300
Huntsville	AL	None	499,843	929,863	None	500	499,843	930,363	1,430,206	228,187		11/22/06	300
Huntsville	AL	None	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	289,463		11/22/06	300
Madison	AL	None	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	289,471		11/22/06	300
Mobile	AL	None	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	289,463		11/22/06	300
Mobile	AL	None	525,750	977,810	None	None	525,750	977,810	1,503,560	239,559		11/22/06	300
Montgomery	AL	None	544,181	654,046	None	500	544,181	654,546	1,198,727	119,836		01/24/08	300
Orange Beach	AL	None	630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	287,520		11/22/06	300
Pelham	AL	None	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	289,319		11/22/06	300
Phenix City	AL	None	630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	287,517		11/22/06	300
Tucson	AZ	None	178,297	396,004	None	None	178,297	396,004	574,301	362,637		01/19/90	300
Arvada	CO	None	301,489	931,092	None	None	301,489	931,092	1,232,581	451,617	09/22/00	11/18/99	300
Aurora	CO	None	221,691	492,382	None	None	221,691	492,382	714,073	450,895		01/29/90	300
Aurora	CO	None	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	535,403	01/03/01	03/10/00	300
Colorado Springs	CO	None	280,193	622,317	None	None	280,193	622,317	902,510	569,881		01/23/90	300
Colorado Springs	CO	None	192,988	433,542	None	None	192,988	433,542	626,530	349,002		05/20/93	300
Denver	CO	None	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	532,265	01/10/03	05/30/02	300
Westminster	CO	None	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	518,643	01/12/01	01/18/00	300
Destin	FL	None	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	471,031		11/22/06	300
Ft. Walton Bch	FL	None	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	289,724		11/22/06	300
Ft. Walton Bch	FL	None	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	289,724		11/22/06	300
Lakeland	FL	None	500,000	645,402	None	None	500,000	645,402	1,145,402	369,143	06/04/98	12/31/97	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Milton	FL	None	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	289,377		11/22/06	300
Niceville	FL	None	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	419,343		11/22/06	300
Orlando	FL	None	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	289,734		11/22/06	300
Orlando	FL	None	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	287,142		11/22/06	300
Oviedo	FL	None	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	442,657		11/22/06	300
Pace	FL	None	630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	287,509		11/22/06	300
Panama City	FL	None	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	289,734		11/22/06	300
Pensacola	FL	None	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	289,356		11/22/06	300
Pensacola	FL	None	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	268,058		11/22/06	300
Sanford	FL	None	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	287,142		11/22/06	300
St. Cloud	FL	None	525,207	976,968	None	None	525,207	976,968	1,502,175	239,353		11/22/06	300
Tallahassee	FL	None	419,902	781,405	None	None	419,902	781,405	1,201,307	191,440		11/22/06	300
Tallahassee	FL	None	611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	279,178		11/22/06	300
Tampa	FL	None	427,395	472,030	None	None	427,395	472,030	899,425	270,004	06/10/98	12/05/97	300
Union Park	FL	None	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	457,236		11/22/06	300
Alpharetta	GA	None	630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	287,479		11/22/06	300
Atlanta	GA	None	55,840	258,889	16,005	14,141	55,840	289,035	344,875	263,122		11/27/85	300
Columbus	GA	None	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	287,133		11/22/06	300
Conyers	GA	None	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	505,245	03/28/02	11/13/01	300
Conyers	GA	None	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	289,348		11/22/06	300
Duluth	GA	None	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	433,103		11/29/03	300
Hiram	GA	None	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	289,345		11/22/06	300
Kennesaw	GA	None	519,903	967,180	None	None	519,903	967,180	1,487,083	236,955		11/22/06	300
Lawrenceville	GA	None	635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	289,750		11/22/06	300
Marietta	GA	None	500,293	930,657	None	None	500,293	930,657	1,430,950	228,007		11/22/06	300
McDonough	GA	None	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	289,724		11/22/06	300
Peachtree City	GA	None	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	284,889		11/22/06	300
Roswell	GA	None	515,617	959,138	None	None	515,617	959,138	1,474,755	234,985		11/22/06	300
Sandy Springs	GA	None	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	267,105		11/22/06	300
Stockbridge	GA	None	632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	288,363		11/22/06	300
Aurora	IL	None	513,204	953,885	None	None	513,204	953,885	1,467,089	348,164		11/29/03	300
Joliet	IL	None	452,267	840,716	None	None	452,267	840,716	1,292,983	306,857		11/29/03	300
Lombard	IL	None	428,170	795,965	None	2,000	428,170	797,965	1,226,135	291,366		11/29/03	300
Niles	IL	None	366,969	682,306	None	None	366,969	682,306	1,049,275	249,038		11/29/03	300
Orland Park	IL	None	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	449,763		11/29/03	300
Vernon Hills	IL	None	524,948	975,668	None	None	524,948	975,668	1,500,616	356,115		11/29/03	300
West Dundee	IL	None	530,835	986,628	None	None	530,835	986,628	1,517,463	360,115		11/29/03	300
Overland Park	KS	None	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	747,175		11/29/03	300
Winchester	KY	None	355,474	929,177	20,045	22,651	355,474	971,873	1,327,347	545,863		06/30/98	300
Allston	MA	None	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	391,099		11/29/03	300
Billerica	MA	None	399,043	462,240	None	172	399,043	462,412	861,455	290,384		04/02/97	300
Shrewsbury	MA	None	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	489,064		11/29/03	300
Waltham	MA	None	338,955	630,279	None	None	338,955	630,279	969,234	230,048		11/29/03	300
Weymouth	MA	None	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	510,192		11/29/03	300
Woburn	MA	None	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	459,172		11/29/03	300
Annapolis	MD	None	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	529,560		11/29/03	300
Bowie	MD	None	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	498,210		11/29/03	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Capital Heights	MD	None	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	475,940		11/29/03	300
Germantown	MD	None	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	548,194		11/29/03	300
Waldorf	MD	None	427,033	793,854	None	None	427,033	793,854	1,220,887	289,752		11/29/03	300
Eagan	MN	None	902,443	845,536	None	None	902,443	845,536	1,747,979	486,209	06/19/98	02/20/98	300
Ferguson	MO	None	386,112	717,856	None	None	386,112	717,856	1,103,968	262,013		11/29/03	300
Grandview	MO	None	347,150	711,024	None	None	347,150	711,024	1,058,174	406,502	08/20/98	02/20/98	300
Independence	MO	None	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	489,033		11/29/03	300
Charlotte	NC	None	508,100	457,295	None	None	508,100	457,295	965,395	176,058		05/27/03	300
Charlotte	NC	None	181,662	338,164	None	None	181,662	338,164	519,826	123,426		11/29/03	300
Clemmons	NC	None	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	225,533		11/09/07	300
Jamestown	NC	None	650,000	857,823	None	None	650,000	857,823	1,507,823	175,854		11/09/07	300
Matthews	NC	None	489,063	909,052	None	None	489,063	909,052	1,398,115	331,800		11/29/03	300
Omaha	NE	None	253,128	810,922	None	32	253,128	810,954	1,064,082	431,192	07/22/99	03/04/99	300
Manchester	NH	None	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	490,058		11/29/03	300
Newington	NH	None	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	468,519		11/29/03	300
Salem	NH	None	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	405,532		11/29/03	300
Deptford	NJ	None	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	420,134		11/29/03	300
Maple Shade	NJ	None	508,285	944,750	None	None	508,285	944,750	1,453,035	344,830		11/29/03	300
Woodbury	NJ	None	212,788	320,283	None	None	212,788	320,283	533,071	136,117		05/14/02	300
Akron	OH	None	242,133	450,467	None	None	242,133	450,467	692,600	164,416		11/29/03	300
Cambridge	OH	None	103,368	192,760	None	None	103,368	192,760	296,128	70,353		11/29/03	300
Canton	OH	None	337,161	626,948	None	None	337,161	626,948	964,109	228,832		11/29/03	300
Cleveland	OH	None	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	394,871		11/29/03	300
Columbus	OH	None	385,878	717,422	None	None	385,878	717,422	1,103,300	261,855		11/29/03	300
Oklahoma City	OK	None	509,370	752,691	None	None	509,370	752,691	1,262,061	407,878	04/14/99	09/24/98	300
Oklahoma City	OK	None	404,815	771,625	None	None	404,815	771,625	1,176,440	418,119	04/09/99	10/16/98	300
Greensburg	PA	None	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	403,536		11/29/03	300
Lancaster	PA	None	431,050	801,313	None	None	431,050	801,313	1,232,363	292,475		11/29/03	300
Mechanicsburg	PA	None	455,854	847,377	None	None	455,854	847,377	1,303,231	309,288		11/29/03	300
Monroeville	PA	None	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	490,823		11/29/03	300
Philadelphia	PA	None	334,939	622,821	None	None	334,939	622,821	957,760	227,326		11/29/03	300
Pittsburgh	PA	None	384,756	715,339	None	None	384,756	715,339	1,100,095	261,095		11/29/03	300
York	PA	None	389,291	723,760	None	None	389,291	723,760	1,113,051	264,168		11/29/03	300
Columbia	SC	None	343,785	295,001	183,130	None	343,785	478,131	821,916	338,959	05/27/97	02/07/97	300
Sioux Falls	SD	None	332,979	498,108	None	None	332,979	498,108	831,087	286,426	06/01/99	02/27/98	300
Goodlettsville	TN	None	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	407,885		11/29/03	300
Hermitage	TN	None	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	421,379	10/15/01	05/09/01	300
Arlington	TX	None	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	406,699		11/29/03	300
Austin	TX	None	185,454	411,899	None	None	185,454	411,899	597,353	375,784		02/06/90	300
Austin	TX	None	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	481,902		11/29/03	300
Austin	TX	None	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	400,792		11/29/03	300
Austin	TX	None	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	386,602		11/29/03	300
Austin	TX	None	532,497	989,715	None	None	532,497	989,715	1,522,212	361,242		11/29/03	300
Carrollton	TX	None	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	385,580		11/29/03	300
Conroe	TX	None	396,068	736,346	None	None	396,068	736,346	1,132,414	268,762		11/29/03	300
Dallas	TX	None	191,267	424,811	None	73	191,267	424,884	616,151	389,080		01/26/90	300
Fort Worth	TX	None	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	369,005		11/29/03	300
Garland	TX	None	242,887	539,461	None	None	242,887	539,461	782,348	494,006		01/19/90	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Harlingen	TX	None	134,599	298,948	None	None	134,599	298,948	433,547	273,759		01/17/90	300
Houston	TX	None	151,018	335,417	None	None	151,018	335,417	486,435	307,155		01/25/90	300
Houston	TX	None	392,113	729,002	None	None	392,113	729,002	1,121,115	266,082		11/29/03	300
Houston	TX	None	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	698,735		11/29/03	300
Houston	TX	None	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	419,947		11/29/03	300
Houston	TX	None	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	435,805		11/29/03	300
Houston	TX	None	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	591,964		11/29/03	300
Humble	TX	None	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	415,414		11/29/03	300
Leon Valley	TX	None	178,221	395,834	None	None	178,221	395,834	574,055	362,481		01/17/90	300
Leon Valley	TX	None	529,967	985,046	None	None	529,967	985,046	1,515,013	359,537		11/29/03	300
Mesquite	TX	None	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	401,263		11/29/03	300
Pasadena	TX	None	107,391	238,519	None	None	107,391	238,519	345,910	218,421		01/24/90	300
Plano	TX	None	187,564	417,157	700	None	187,564	417,857	605,421	381,828		01/18/90	300
Plano	TX	None	494,407	918,976	None	None	494,407	918,976	1,413,383	335,422		11/29/03	300
Richardson	TX	None	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	376,623		11/29/03	300
San Antonio	TX	None	245,164	544,518	None	None	245,164	544,518	789,682	496,774		02/14/90	300
San Antonio	TX	None	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	466,819		11/29/03	300
Stafford	TX	None	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	479,385		11/29/03	300
Waco	TX	None	401,999	747,362	None	None	401,999	747,362	1,149,361	272,783		11/29/03	300
Webster	TX	None	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	407,176		11/29/03	300
Bountiful	UT	None	183,750	408,115	None	111	183,750	408,226	591,976	373,807		01/30/90	300
Alexandria	VA	None	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	368,220		11/29/03	300
Alexandria	VA	None	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	402,049		11/29/03	300
Chesapeake	VA	None	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	228,028		11/09/07	300
Lynchburg	VA	None	342,751	637,329	None	None	342,751	637,329	980,080	232,621		11/29/03	300
Virginia Beach	VA	None	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	210,409		11/09/07	300
Woodbridge	VA	None	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	525,525		11/29/03	300
Tacoma	WA	None	187,111	415,579	None	None	187,111	415,579	602,690	380,563		01/25/90	300
Brown Deer	WI	None	257,408	802,141	None	None	257,408	802,141	1,059,549	450,598	12/15/98	07/16/98	300
Delafield	WI	None	324,574	772,702	None	None	324,574	772,702	1,097,276	410,165	07/29/99	02/26/99	300
Madison	WI	None	452,630	811,977	None	None	452,630	811,977	1,264,607	461,530	10/20/98	04/07/98	300
Oak Creek	WI	None	420,465	852,408	None	None	420,465	852,408	1,272,873	484,511	08/07/98	03/20/98	300

Beverages
Calistoga	CA	None	12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	285,732		06/25/10	300
Calistoga	CA	None	5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	2,150,755		06/25/10	300
Calistoga	CA	None	6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	160,315		06/25/10	300
Calistoga	CA	None	4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	204,414		06/25/10	300
Calistoga	CA	None	8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	210,154		06/25/10	300
Calistoga	CA	None	12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	500,043		06/25/10	300
Calistoga	CA	None	45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	1,063,979		06/25/10	300
Calistoga	CA	None	10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	456,297		12/15/10	300
Napa	CA	None	6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	2,541,667		06/25/10	300
Napa	CA	None	11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	291,613		06/25/10	300
Napa	CA	None	17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	625,246		06/25/10	300
Napa	CA	None	10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	38,291		09/17/10	300
Napa	CA	None	4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	24,412		12/15/10	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Napa	CA	None	6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	21,838		12/15/11	300
Paicines	CA	None	12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	170,800		12/15/10	300
St. Helena	CA	None	15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	429,660		06/25/10	300
St. Helena	CA	None	23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	674,000		06/25/10	300
Shreveport	LA	None	1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	555,622		04/22/11	300

Book stores
Tampa	FL	None	998,250	3,696,707	124,751	79	998,250	3,821,537	4,819,787	2,337,874		03/11/97	300

Business services
Midland	TX	None	45,500	101,058	None	None	45,500	101,058	146,558	101,058		10/27/87	300

Child care
Birmingham	AL	None	63,800	295,791	None	84	63,800	295,875	359,675	295,820		10/31/84	300
Avondale	AZ	None	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	611,704	04/20/99	07/28/98	300
Chandler	AZ	None	291,720	647,923	None	171	291,720	648,094	939,814	648,066		12/11/87	300
Chandler	AZ	None	271,695	603,446	9,758	19,469	271,695	632,673	904,368	605,849		12/14/87	300
Glendale	AZ	None	115,000	285,172	39,971	22,341	115,000	347,484	462,484	328,846		02/08/84	180
Mesa	AZ	None	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	545,321	07/26/99	01/13/99	300
Phoenix	AZ	None	318,500	707,397	35,595	70	318,500	743,062	1,061,562	692,390		09/29/88	300
Phoenix	AZ	None	260,719	516,181	None	32,296	260,719	548,477	809,196	466,302		12/26/90	300
Scottsdale	AZ	None	291,993	648,529	None	171	291,993	648,700	940,693	648,672		12/14/87	300
Scottsdale	AZ	None	264,504	587,471	None	27,528	264,504	614,999	879,503	536,676		06/29/90	300
Tempe	AZ	None	292,200	648,989	None	16,676	292,200	665,665	957,865	655,822		03/10/88	300
Tucson	AZ	None	304,500	676,303	None	123	304,500	676,426	980,926	657,011		09/28/88	300
Tucson	AZ	None	283,500	546,878	None	316	283,500	547,194	830,694	531,428		09/29/88	300
Calabasas	CA	None	156,430	725,248	100,838	58,741	156,430	884,827	1,041,257	794,361		09/26/85	300
Carmichael	CA	None	131,035	607,507	50,368	10,947	131,035	668,822	799,857	613,743		08/22/86	300
Chino	CA	None	155,000	634,071	None	22	155,000	634,093	789,093	634,087		10/06/83	180
Chula Vista	CA	None	350,563	778,614	None	43,353	350,563	821,967	1,172,530	796,296		10/30/87	300
El Cajon	CA	None	157,804	731,621	2,540	44,802	157,804	778,963	936,767	740,596		12/19/85	300
Escondido	CA	None	276,286	613,638	5,000	44,389	276,286	663,027	939,313	637,447		12/31/87	300
Folsom	CA	None	281,563	625,363	None	46	281,563	625,409	906,972	625,385		10/23/87	300
Mission Viejo	CA	None	353,891	744,367	12,500	None	353,891	756,867	1,110,758	610,849		06/24/93	300
Oceanside	CA	None	145,568	674,889	17,000	None	145,568	691,889	837,457	683,449		12/23/85	300
Palmdale	CA	None	249,490	554,125	9,864	None	249,490	563,989	813,479	547,098		09/14/88	300
Rancho Cordova	CA	None	276,328	613,733	24,967	None	276,328	638,700	915,028	600,331		03/22/89	300
Rancho Cucamonga	CA	None	471,733	1,047,739	49,000	80	471,733	1,096,819	1,568,552	1,063,334		12/30/87	300
Roseville	CA	None	297,343	660,411	27,496	None	297,343	687,907	985,250	679,205		10/21/87	300
Sacramento	CA	None	290,734	645,732	None	127	290,734	645,859	936,593	645,859		10/05/87	300
Simi Valley	CA	None	208,585	967,055	65,400	31	208,585	1,032,486	1,241,071	992,202		12/20/85	300
Valencia	CA	None	301,295	669,185	67,995	46	301,295	737,226	1,038,521	682,665		06/23/88	300
Walnut	CA	None	217,365	1,007,753	1,200	51,164	217,365	1,060,117	1,277,482	1,026,442		08/22/86	300
Aurora	CO	None	287,000	637,440	None	278	287,000	637,718	924,718	637,611		12/31/87	300
Broomfield	CO	None	155,306	344,941	25,000	211	155,306	370,152	525,458	360,308		03/15/88	300
Colorado Springs	CO	None	58,400	271,217	25,000	211	58,400	296,428	354,828	286,418		12/22/82	180
Fort Collins	CO	None	55,200	256,356	None	79	55,200	256,435	311,635	256,369		12/22/82	180
Greenwood Village	CO	None	131,216	608,372	6,862	21,268	131,216	636,502	767,718	623,006		12/05/86	300
Littleton	CO	None	161,617	358,956	None	82	161,617	359,038	520,655	358,976		12/10/87	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Longmont	CO	None	115,592	535,931	None	71	115,592	536,002	651,594	535,948		03/25/86	300
Louisville	CO	None	58,089	269,313	18,159	82	58,089	287,554	345,643	269,455		06/22/84	300
Parker	CO	None	153,551	341,042	None	211	153,551	341,253	494,804	341,186		10/19/87	300
Westminster	CO	None	306,387	695,737	None	504	306,387	696,241	1,002,628	654,148		09/27/89	300
Bradenton	FL	None	160,060	355,501	25,000	79	160,060	380,580	540,640	368,024		05/05/88	300
Clearwater	FL	None	42,223	269,380	None	79	42,223	269,459	311,682	269,421		12/22/81	180
Jacksonville	FL	None	48,000	243,060	None	420	48,000	243,480	291,480	243,280		12/22/81	180
Jacksonville	FL	None	184,800	410,447	22,872	189	184,800	433,508	618,308	405,098		03/30/89	300
Margate	FL	None	66,686	309,183	None	240	66,686	309,423	376,109	309,342		12/16/86	300
Melbourne	FL	None	256,439	549,345	None	79	256,439	549,424	805,863	446,919		04/16/93	300
Niceville	FL	None	73,696	341,688	None	420	73,696	342,108	415,804	341,907		12/03/86	300
Orlando	FL	None	68,001	313,922	None	189	68,001	314,111	382,112	314,092		09/04/85	300
Orlando	FL	None	159,177	353,538	None	154	159,177	353,692	512,869	353,584		07/02/87	300
Orlando	FL	None	190,050	422,107	5,707	342	190,050	428,156	618,206	405,444		03/30/89	300
Oviedo	FL	None	166,409	369,598	None	154	166,409	369,752	536,161	369,645		11/20/87	300
Panama City	FL	None	69,500	244,314	82,701	4,560	69,500	331,575	401,075	270,715		06/15/82	180
Pensacola	FL	None	147,000	326,492	20,000	240	147,000	346,732	493,732	316,744		03/28/89	300
Royal Palm Beach	FL	None	194,193	431,309	25,000	None	194,193	456,309	650,502	428,297		11/15/88	300
St. Augustine	FL	None	44,800	213,040	23,090	189	44,800	236,319	281,119	222,612		12/22/81	180
Sunrise	FL	None	245,000	533,280	92,266	28,616	245,000	654,162	899,162	560,051		05/25/89	300
Tampa	FL	None	53,385	199,846	None	154	53,385	200,000	253,385	199,893		12/22/81	180
Duluth	GA	None	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	549,520	08/25/99	06/07/99	300
Ellenwood	GA	None	119,678	275,414	58,545	479	119,678	334,438	454,116	276,167		11/16/88	300
Lawrenceville	GA	None	141,449	314,161	133,888	14,614	141,449	462,663	604,112	336,443		07/07/88	300
Lithia Springs	GA	None	187,444	363,358	None	84	187,444	363,442	550,886	335,249		12/28/89	300
Lithonia	GA	None	239,715	524,459	24,410	26,132	239,715	575,001	814,716	489,346		08/20/91	300
Marietta	GA	None	148,620	330,090	25,000	205	148,620	355,295	503,915	338,455		09/16/88	300
Marietta	GA	None	292,250	649,095	71,161	10,464	292,250	730,720	1,022,970	629,474		12/02/88	300
Marietta	GA	None	295,750	596,299	None	17,678	295,750	613,977	909,727	584,181		12/30/88	300
Marietta	GA	None	301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	656,989		12/30/88	300
Smyrna	GA	None	274,750	610,229	None	415	274,750	610,644	885,394	588,809		11/15/88	300
Stockbridge	GA	None	168,700	374,688	47,047	84	168,700	421,819	590,519	372,612		03/28/89	300
Cedar Rapids	IA	None	194,950	427,085	None	None	194,950	427,085	622,035	357,968		09/24/92	300
Iowa City	IA	None	186,900	408,910	None	None	186,900	408,910	595,810	342,647		09/24/92	300
Addison	IL	None	125,780	583,146	None	134	125,780	583,280	709,060	583,213		03/25/86	300
Algonquin	IL	None	241,500	509,629	28,260	134	241,500	538,023	779,523	459,271		07/10/90	300
Aurora	IL	None	165,679	398,738	27,450	21,087	165,679	447,275	612,954	414,117		12/21/88	300
Aurora	IL	None	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	657,352	10/26/99	06/14/99	300
Bartlett	IL	None	120,824	560,166	54,360	8,536	120,824	623,062	743,886	562,792		03/25/86	300
Carol Stream	IL	None	122,831	586,416	None	134	122,831	586,550	709,381	586,484		03/25/86	300
Crystal Lake	IL	None	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	661,278	09/28/99	05/14/99	300
Glendale Heights	IL	None	318,500	707,399	None	172	318,500	707,571	1,026,071	682,330		11/16/88	300
Hoffman Estates	IL	None	318,500	707,399	None	257	318,500	707,656	1,026,156	672,422		03/31/89	300
Homer Glen	IL	None	189,477	442,018	None	85	189,477	442,103	631,580	442,038		10/29/87	300
Lake in the Hills	IL	None	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	592,108	09/03/99	05/14/99	300
Naperville	IL	None	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	642,074	10/06/99	05/19/99	300
O’Fallon	IL	None	141,250	313,722	None	232	141,250	313,954	455,204	313,787		10/30/87	300
Oswego	IL	None	380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	615,994	08/18/99	06/30/99	300
Palatine	IL	None	121,911	565,232	None	134	121,911	565,366	687,277	565,300		03/25/86	300
Roselle	IL	None	297,541	561,037	None	172	297,541	561,209	858,750	539,210		12/30/88	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Schaumburg	IL	None	218,798	485,955	20,461	None	218,798	506,416	725,214	493,948		12/17/87	300
Vernon Hills	IL	None	132,523	614,430	None	134	132,523	614,564	747,087	614,498		03/25/86	300
Westmont	IL	None	124,742	578,330	None	266	124,742	578,596	703,338	578,489		03/25/86	300
Fishers	IN	None	212,118	419,958	None	372	212,118	420,330	632,448	369,184		12/27/90	300
Highland	IN	None	220,460	436,476	None	314	220,460	436,790	657,250	383,634		12/26/90	300
Indianapolis	IN	None	245,000	544,153	None	211	245,000	544,364	789,364	489,209		06/29/90	300
Lenexa	KS	None	318,500	707,399	14,200	None	318,500	721,599	1,040,099	682,788		03/31/89	300
Olathe	KS	None	304,500	676,308	66,918	186	304,500	743,412	1,047,912	676,660		09/28/88	300
Overland Park	KS	None	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	592,936	07/23/99	05/14/99	300
Shawnee	KS	None	315,000	699,629	None	302	315,000	699,931	1,014,931	677,371		10/27/88	300
Shawnee	KS	None	288,246	935,875	None	None	288,246	935,875	1,224,121	519,451	12/29/98	08/24/98	300
Wichita	KS	None	108,569	352,287	(70,181)	109	108,569	282,215	390,784	48,717		12/16/86	300
Wichita	KS	None	209,890	415,549	33,984	16,592	209,890	466,125	676,015	380,737		12/26/90	300
Lexington	KY	None	210,427	420,883	None	187	210,427	421,070	631,497	363,057		08/20/91	300
Acton	MA	None	315,533	700,813	None	278	315,533	701,091	1,016,624	681,042		09/30/88	300
Marlborough	MA	None	352,765	776,488	None	232	352,765	776,720	1,129,485	749,008		11/04/88	300
Westborough	MA	None	359,412	773,877	63,037	22,543	359,412	859,457	1,218,869	754,775		11/01/88	300
Ellicott City	MD	None	219,368	630,839	26,550	None	219,368	657,389	876,757	621,542		12/19/88	300
Frederick	MD	None	203,352	1,017,109	None	302	203,352	1,017,411	1,220,763	588,278		07/06/98	300
Olney	MD	None	342,500	760,701	4,400	41,605	342,500	806,706	1,149,206	779,340		12/18/87	300
Waldorf	MD	None	130,430	604,702	None	580	130,430	605,282	735,712	605,012		09/26/84	300
Waldorf	MD	None	237,207	526,844	None	172	237,207	527,016	764,223	526,885		12/31/87	300
Canton	MI	None	55,000	378,848	2,913	11,071	55,000	392,832	447,832	388,312		10/06/82	180
Apple Valley	MN	None	113,523	526,319	None	197	113,523	526,516	640,039	526,411		03/26/86	300
Brooklyn Park	MN	None	118,111	547,587	None	197	118,111	547,784	665,895	547,679		03/26/86	300
Eden Prairie	MN	None	124,286	576,243	None	197	124,286	576,440	700,726	576,335		03/27/86	300
Maple Grove	MN	None	313,250	660,149	None	278	313,250	660,427	973,677	592,070		07/11/90	300
Plymouth	MN	None	134,221	622,350	None	197	134,221	622,547	756,768	622,442		12/12/86	300
White Bear Lake	MN	None	242,165	537,856	None	278	242,165	538,134	780,299	479,986		08/30/90	300
Florissant	MO	None	181,300	402,672	34,635	12,499	181,300	449,806	631,106	399,443		03/29/89	300
Florissant	MO	None	318,500	707,399	78,556	10,975	318,500	796,930	1,115,430	695,526		03/30/89	300
Gladstone	MO	None	294,000	652,987	None	9,295	294,000	662,282	956,282	638,177		09/29/88	300
Lee’s Summit	MO	None	239,627	532,220	None	179	239,627	532,399	772,026	494,725		09/27/89	300
Lee’s Summit	MO	None	330,000	993,787	None	None	330,000	993,787	1,323,787	528,393	07/26/99	06/17/99	300
Lee’s Summit	MO	None	313,740	939,367	None	None	313,740	939,367	1,253,107	496,346	09/08/99	06/30/99	300
North Kansas City	MO	None	307,784	910,401	None	None	307,784	910,401	1,218,185	510,821	09/28/99	08/21/98	300
Jackson	MS	None	248,483	572,522	17,627	17,780	248,483	607,929	856,412	312,369		11/16/99	300
Pearl	MS	None	121,801	270,524	18,837	4,207	121,801	293,568	415,369	274,768		11/15/88	300
Tupelo	MS	None	121,697	637,691	26,216	9,587	121,697	673,494	795,191	421,503		11/26/96	300
Cary	NC	None	75,200	262,973	15,000	187	75,200	278,160	353,360	267,285		01/25/84	180
Charlotte	NC	None	134,582	268,222	24,478	139	134,582	292,839	427,421	275,359		11/16/88	300
Concord	NC	None	32,441	190,859	None	326	32,441	191,185	223,626	191,102		12/23/81	180
Durham	NC	None	175,700	390,234	26,312	187	175,700	416,733	592,433	389,305		03/29/89	300
Durham	NC	None	220,728	429,380	None	321	220,728	429,701	650,429	396,414		12/29/89	300
Kernersville	NC	None	162,216	316,300	None	223	162,216	316,523	478,739	292,160		12/14/89	300
Bellevue	NE	None	60,568	280,819	None	179	60,568	280,998	341,566	280,971		12/16/86	300
Omaha	NE	None	60,500	280,491	None	211	60,500	280,702	341,202	280,646		08/01/84	300
Omaha	NE	None	53,000	245,720	22,027	211	53,000	267,958	320,958	254,214		10/11/84	300
Omaha	NE	None	142,867	317,315	None	178	142,867	317,493	460,360	317,464		12/09/87	300
Londonderry	NH	None	335,467	745,082	None	278	335,467	745,360	1,080,827	695,380		08/18/89	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Clementon	NJ	None	279,851	554,060	18,899	None	279,851	572,959	852,810	472,966		09/09/91	300
Las Vegas	NV	None	201,250	446,983	None	126	201,250	447,109	648,359	401,819		06/29/90	300
Beavercreek	OH	None	179,552	398,786	None	122	179,552	398,908	578,460	398,887		06/30/87	300
Centerville	OH	None	174,519	387,613	None	237	174,519	387,850	562,369	387,770		07/23/87	300
Dublin	OH	None	84,000	389,446	None	230	84,000	389,676	473,676	389,671		10/08/85	300
Englewood	OH	None	74,000	343,083	None	258	74,000	343,341	417,341	343,276		10/23/85	300
Forest Park	OH	None	170,778	379,305	None	85	170,778	379,390	550,168	379,325		09/28/87	300
Huber Heights	OH	None	245,000	544,153	None	122	245,000	544,275	789,275	483,607		09/27/90	300
Pickerington	OH	None	87,580	406,055	None	116	87,580	406,171	493,751	406,111		12/11/86	300
Westerville	OH	None	82,000	380,173	None	122	82,000	380,295	462,295	380,274		10/08/85	300
Westerville	OH	None	294,350	646,557	None	122	294,350	646,679	941,029	575,541		09/26/90	300
Broken Arrow	OK	None	78,705	220,434	None	None	78,705	220,434	299,139	220,434		01/27/83	180
Midwest City	OK	None	67,800	314,338	None	None	67,800	314,338	382,138	314,338		08/14/85	300
Oklahoma City	OK	None	50,800	214,474	None	173	50,800	214,647	265,447	214,621		06/15/82	180
Oklahoma City	OK	None	79,000	366,261	17,659	173	79,000	384,093	463,093	382,032		11/14/84	300
Yukon	OK	None	61,000	282,812	27,000	173	61,000	309,985	370,985	301,696		05/02/85	300
Charleston	SC	None	125,593	278,947	None	514	125,593	279,461	405,054	275,327		05/26/88	300
Charleston	SC	None	140,700	312,498	25,000	376	140,700	337,874	478,574	313,740		03/28/89	300
Columbia	SC	None	58,160	269,643	None	139	58,160	269,782	327,942	269,781		11/14/84	300
Columbia	SC	None	160,831	313,600	None	223	160,831	313,823	474,654	289,668		12/14/89	300
Goose Creek	SC	None	61,635	192,905	None	376	61,635	193,281	254,916	193,152		12/22/81	180
Summerville	SC	None	44,400	174,500	None	321	44,400	174,821	219,221	174,648		12/22/81	180
Sumter	SC	None	56,010	268,903	59,453	641	56,010	328,997	385,007	269,457		06/18/85	300
Memphis	TN	None	238,263	504,897	None	None	238,263	504,897	743,160	490,466		09/29/88	300
Memphis	TN	None	238,000	528,608	2,734	111	238,000	531,453	769,453	515,780		09/30/88	300
Arlington	TX	None	82,109	380,677	12,321	197	82,109	393,195	475,304	383,496		12/13/84	300
Arlington	TX	None	238,000	528,604	(23,265)	605	238,000	505,944	743,944	520,350		09/26/88	300
Arlington	TX	None	241,500	550,559	33,725	101	241,500	584,385	825,885	552,684		09/22/89	300
Austin	TX	None	103,600	230,532	8,750	16	103,600	239,298	342,898	238,627		10/29/82	180
Austin	TX	None	88,872	222,684	54,562	15,026	88,872	292,272	381,144	260,340		01/12/83	180
Austin	TX	None	134,383	623,103	2,379	13,967	134,383	639,449	773,832	628,126		12/23/86	300
Austin	TX	None	236,733	640,023	39,352	139	236,733	679,514	916,247	564,516		09/27/88	300
Austin	TX	None	191,636	425,629	15,530	294	191,636	441,453	633,089	422,282		12/22/88	300
Austin	TX	None	217,878	483,913	29,469	None	217,878	513,382	731,260	473,826		06/22/89	300
Bedford	TX	None	241,500	550,559	34,949	73	241,500	585,581	827,081	540,603		09/22/89	300
Carrollton	TX	None	277,850	617,113	12,086	18,544	277,850	647,743	925,593	637,928		12/11/87	300
Cedar Park	TX	None	168,857	375,036	5,200	282	168,857	380,518	549,375	365,786		11/21/88	300
Colleyville	TX	None	250,000	1,070,360	None	102	250,000	1,070,462	1,320,462	565,555	08/17/99	05/14/99	300
Converse	TX	None	217,000	481,963	None	294	217,000	482,257	699,257	468,426		09/28/88	300
Corinth	TX	None	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	557,265	06/04/99	05/19/99	300
Euless	TX	None	234,111	519,962	None	217	234,111	520,179	754,290	520,170		05/08/87	300
Flower Mound	TX	None	202,773	442,845	32,069	16,315	202,773	491,229	694,002	457,081		04/20/87	300
Flower Mound	TX	None	281,735	1,099,726	3,500	37	281,735	1,103,263	1,384,998	595,673	04/23/99	01/13/99	300
Fort Worth	TX	None	85,518	396,495	33,279	6,266	85,518	436,040	521,558	418,550		12/03/86	300
Fort Worth	TX	None	238,000	528,608	73,662	4,191	238,000	606,461	844,461	521,934		09/26/88	300
Fort Worth	TX	None	216,160	427,962	None	149	216,160	428,111	644,271	373,192		02/07/91	300
Garland	TX	None	211,050	468,749	19,867	95	211,050	488,711	699,761	436,383		12/12/89	300
Grand Prairie	TX	None	167,164	371,276	58,206	16,412	167,164	445,894	613,058	385,071		12/13/88	300
Houston	TX	None	60,000	278,175	22,168	725	60,000	301,068	361,068	285,918		05/01/85	300
Houston	TX	None	139,125	308,997	19,128	229	139,125	328,354	467,479	319,944		05/22/87	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Houston	TX	None	141,296	313,824	12,442	5,289	141,296	331,555	472,851	324,359		07/24/87	300
Houston	TX	None	219,100	486,631	None	261	219,100	486,892	705,992	472,874		09/30/88	300
Houston	TX	None	149,109	323,314	27,979	10,061	149,109	361,354	510,463	308,733		06/26/89	300
Houston	TX	None	294,582	919,276	None	None	294,582	919,276	1,213,858	507,183	01/11/99	08/14/98	300
Humble	TX	None	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	550,235	07/19/99	05/14/99	300
Katy	TX	None	309,898	983,041	None	None	309,898	983,041	1,292,939	548,890	11/30/98	08/21/98	300
Lewisville	TX	None	192,777	428,121	36,000	95	192,777	464,216	656,993	430,953		01/07/87	300
Mansfield	TX	None	181,375	402,839	46,878	17,274	181,375	466,991	648,366	400,643		12/20/89	300
Mesquite	TX	None	85,000	394,079	9,855	12,885	85,000	416,819	501,819	409,076		10/24/84	300
Mesquite	TX	None	139,466	326,525	39,638	13,047	139,466	379,210	518,676	316,355		10/08/92	300
Pasadena	TX	None	60,000	278,173	21,315	15,075	60,000	314,563	374,563	289,116		10/23/84	300
Plano	TX	None	261,912	581,658	30,831	18,268	261,912	630,757	892,669	611,824		01/06/87	300
Plano	TX	None	250,514	556,399	19,869	10,306	250,514	586,574	837,088	566,772		12/10/87	300
Round Rock	TX	None	80,525	373,347	None	19,117	80,525	392,464	472,989	383,500		12/16/86	300
Round Rock	TX	None	186,380	413,957	33,093	None	186,380	447,050	633,430	413,500		04/19/89	300
San Antonio	TX	None	130,833	606,596	14,000	192	130,833	620,788	751,621	606,671		03/24/86	300
San Antonio	TX	None	102,512	475,288	35,211	None	102,512	510,499	613,011	475,447		12/03/86	300
San Antonio	TX	None	81,530	378,007	None	266	81,530	378,273	459,803	378,196		12/11/86	300
San Antonio	TX	None	139,125	308,997	30,885	13,386	139,125	353,268	492,393	330,747		05/22/87	300
San Antonio	TX	None	181,412	402,923	None	396	181,412	403,319	584,731	403,192		07/07/87	300
San Antonio	TX	None	234,500	520,831	None	282	234,500	521,113	755,613	521,006		12/29/87	300
San Antonio	TX	None	217,000	481,967	32,529	115	217,000	514,611	731,611	486,690		10/14/88	300
San Antonio	TX	None	182,868	406,155	18,940	None	182,868	425,095	607,963	406,786		12/06/88	300
San Antonio	TX	None	220,500	447,108	None	115	220,500	447,223	667,723	424,991		03/30/89	300
Sugar Land	TX	None	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	538,803	05/30/99	01/13/99	300
Layton	UT	None	136,574	269,008	None	314	136,574	269,322	405,896	247,052		02/01/90	300
Sandy	UT	None	168,089	373,330	None	314	168,089	373,644	541,733	340,879		02/01/90	300
Centreville	VA	None	371,000	824,003	None	592	371,000	824,595	1,195,595	766,116		09/29/89	300
Chesapeake	VA	None	190,050	422,107	24,568	None	190,050	446,675	636,725	417,629		03/28/89	300
Glen Allen	VA	None	74,643	346,060	None	283	74,643	346,343	420,986	346,207		06/20/84	300
Portsmouth	VA	None	171,575	381,073	24,932	None	171,575	406,005	577,580	382,551		12/21/88	300
Virginia Beach	VA	None	69,080	320,270	29,024	13,825	69,080	363,119	432,199	335,186		11/15/84	300
Federal Way	WA	None	150,785	699,101	None	107	150,785	699,208	849,993	699,129		12/17/86	300
Federal Way	WA	None	261,943	581,782	27,500	107	261,943	609,389	871,332	577,631		11/21/88	300
Kent	WA	None	128,300	539,141	None	None	128,300	539,141	667,441	539,141		06/03/83	180
Kent	WA	None	140,763	678,809	36,500	None	140,763	715,309	856,072	694,518		12/17/86	300
Kirkland	WA	None	301,000	668,534	None	107	301,000	668,641	969,641	663,752		03/31/88	300
Puyallup	WA	None	195,552	434,327	27,000	107	195,552	461,434	656,986	435,093		12/06/88	300
Redmond	WA	None	279,830	621,513	None	107	279,830	621,620	901,450	621,542		07/27/87	300
Renton	WA	None	111,183	515,490	None	None	111,183	515,490	626,673	515,490		03/24/86	300
Appleton	WI	None	196,000	424,038	None	581	196,000	424,619	620,619	380,508		07/10/90	300
Waukesha	WI	None	233,100	461,500	None	581	233,100	462,081	695,181	405,663		12/13/90	300
Waukesha	WI	None	215,950	427,546	None	581	215,950	428,127	644,077	375,836		12/13/90	300

Consumer appliances
Greenville	OH	None	820,230	12,985,433	None	None	820,230	12,985,433	13,805,663	238,066		07/31/12	300

Consumer electronics
Mary Esther	FL	None	149,696	363,263	62,464	76	149,696	425,803	575,499	249,338		11/26/96	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tampa	FL	None	401,874	933,768	103,336	31,913	401,874	1,069,017	1,470,891	609,523		12/23/97	300
Smyrna	GA	None	1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	1,920,982		06/09/97	300
Richmond	IN	None	93,999	193,753	2,822	179	93,999	196,754	290,753	126,878		11/26/96	300
Jackson	MI	None	550,162	571,590	None	None	550,162	571,590	1,121,752	317,356	01/15/99	09/25/98	300
Pineville	NC	None	567,864	840,284	37,249	39,217	567,864	916,750	1,484,614	507,590		12/31/98	300
Westbury	NY	None	6,333,590	3,952,773	20,493	None	6,333,590	3,973,266	10,306,856	2,429,846		09/29/97	300
Bartlett	TN	None	420,000	674,437	49,629	6,323	420,000	730,389	1,150,389	374,017	05/12/99	02/23/99	300

Consumer goods
West Branch	IA	12,982,457	969,797	19,896,576	None	None	969,797	19,896,576	20,866,373	232,127		09/20/12	300

Convenience stores
Daphne	AL	None	140,000	391,637	None	None	140,000	391,637	531,637	137,723		03/18/04	300
Mobile	AL	None	190,000	301,637	None	None	190,000	301,637	491,637	106,073		03/18/04	300
Mobile	AL	None	180,000	421,637	None	None	180,000	421,637	601,637	148,273		03/18/04	300
Florence	AZ	None	150,000	371,637	None	None	150,000	371,637	521,637	130,690		03/18/04	300
Gilbert	AZ	None	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	390,923		03/18/04	300
Litchfield Park	AZ	None	610,000	531,637	None	None	610,000	531,637	1,141,637	186,956		03/18/04	300
Marana	AZ	None	180,000	331,637	None	None	180,000	331,637	511,637	116,623		03/18/04	300
Marana	AZ	None	330,000	911,637	None	None	330,000	911,637	1,241,637	320,590		03/18/04	300
Maricopa	AZ	None	170,000	361,637	None	None	170,000	361,637	531,637	127,173		03/18/04	300
Mesa	AZ	None	560,000	821,637	None	None	560,000	821,637	1,381,637	288,940		03/18/04	300
Mesa	AZ	None	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	376,856		03/18/04	300
Mesa	AZ	None	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	373,340		03/18/04	300
Mesa	AZ	None	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	380,373		03/18/04	300
Mesa	AZ	None	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	376,856		03/18/04	300
Mesa	AZ	None	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	419,056		03/18/04	300
Payson	AZ	None	210,000	351,637	None	None	210,000	351,637	561,637	123,656		03/18/04	300
Payson	AZ	None	260,000	311,637	None	None	260,000	311,637	571,637	109,590		03/18/04	300
Peoria	AZ	None	520,000	751,637	None	None	520,000	751,637	1,271,637	264,323		03/18/04	300
Phoenix	AZ	None	440,000	511,637	None	None	440,000	511,637	951,637	179,923		03/18/04	300
Phoenix	AZ	None	360,000	421,637	None	None	360,000	421,637	781,637	148,273		03/18/04	300
Phoenix	AZ	None	710,000	591,637	None	None	710,000	591,637	1,301,637	208,056		03/18/04	300
Phoenix	AZ	None	320,000	661,637	None	None	320,000	661,637	981,637	232,673		03/18/04	300
Phoenix	AZ	None	450,000	651,637	None	None	450,000	651,637	1,101,637	229,156		03/18/04	300
Phoenix	AZ	None	430,000	711,637	None	None	430,000	711,637	1,141,637	250,256		03/18/04	300
Phoenix	AZ	None	730,000	931,637	None	None	730,000	931,637	1,661,637	327,623		03/18/04	300
Phoenix	AZ	None	400,000	931,637	None	None	400,000	931,637	1,331,637	327,623		03/18/04	300
Phoenix	AZ	None	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	369,823		03/18/04	300
Pinetop	AZ	None	170,000	311,637	None	None	170,000	311,637	481,637	109,590		03/18/04	300
Queen Creek	AZ	None	520,000	891,637	None	None	520,000	891,637	1,411,637	313,556		03/18/04	300
Scottsdale	AZ	None	210,000	201,637	None	None	210,000	201,637	411,637	70,906		03/18/04	300
Scottsdale	AZ	None	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	362,790		03/18/04	300
Sierra Vista	AZ	None	110,000	301,637	None	None	110,000	301,637	411,637	106,073		03/18/04	300
Tempe	AZ	None	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	376,856		03/18/04	300
Tempe	AZ	None	270,000	461,637	None	None	270,000	461,637	731,637	162,340		03/18/04	300
Tolleson	AZ	None	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	433,123		03/18/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tombstone	AZ	None	110,000	381,637	None	None	110,000	381,637	491,637	134,206		03/18/04	300
Tucson	AZ	None	220,000	311,637	None	None	220,000	311,637	531,637	109,590		03/18/04	300
Tucson	AZ	None	240,000	341,637	None	None	240,000	341,637	581,637	120,140		03/18/04	300
Tucson	AZ	None	550,000	511,637	None	None	550,000	511,637	1,061,637	179,923		03/18/04	300
Tucson	AZ	None	126,000	234,565	None	None	126,000	234,565	360,565	81,707		04/14/04	300
Wellton	AZ	None	120,000	291,637	None	None	120,000	291,637	411,637	102,556		03/18/04	300
Wickenburg	AZ	None	150,000	291,637	None	None	150,000	291,637	441,637	102,556		03/18/04	300
Manchester	CT	None	118,262	305,510	None	None	118,262	305,510	423,772	217,421		03/03/95	300
Vernon	CT	None	179,646	319,372	None	None	179,646	319,372	499,018	227,286		03/09/95	300
Westbrook	CT	None	98,247	373,340	None	None	98,247	373,340	471,587	265,693		03/09/95	300
Camden	DE	None	113,811	174,435	None	None	113,811	174,435	288,246	68,313		03/19/03	300
Camden	DE	None	250,528	379,165	None	None	250,528	379,165	629,693	148,499		03/19/03	300
Dewey	DE	None	147,465	224,665	None	None	147,465	224,665	372,130	87,987		03/19/03	300
Dover	DE	None	278,804	421,707	None	None	278,804	421,707	700,511	165,161		03/19/03	300
Dover	DE	None	367,137	554,207	None	None	367,137	554,207	921,344	217,057		03/19/03	300
Dover	DE	None	367,425	554,884	None	None	367,425	554,884	922,309	217,322		03/19/03	300
Felton	DE	None	307,260	464,391	None	None	307,260	464,391	771,651	181,879		03/19/03	300
Greenwood	DE	None	632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	241,224		11/29/07	300
Harrington	DE	None	563,812	849,220	None	None	563,812	849,220	1,413,032	332,604		03/19/03	300
Milford	DE	None	310,049	468,575	None	None	310,049	468,575	778,624	183,518		03/19/03	300
Newcastle	DE	None	589,325	887,488	None	None	589,325	887,488	1,476,813	347,592		03/19/03	300
Smyrna	DE	None	121,774	186,436	None	None	121,774	186,436	308,210	73,013		03/19/03	300
Smyrna	DE	None	401,135	605,332	None	None	401,135	605,332	1,006,467	237,081		03/19/03	300
Townsend	DE	None	241,416	365,749	None	None	241,416	365,749	607,165	143,244		03/19/03	300
Wilmington	DE	None	280,682	424,525	None	None	280,682	424,525	705,207	166,265		03/19/03	300
Archer	FL	None	296,238	578,145	None	None	296,238	578,145	874,383	315,088		05/07/99	300
Bushnell	FL	None	130,000	291,637	None	None	130,000	291,637	421,637	102,556		03/18/04	300
Clearwater	FL	None	359,792	311,845	None	None	359,792	311,845	671,637	109,663		03/18/04	300
Cocoa	FL	None	323,827	287,810	None	None	323,827	287,810	611,637	101,211		03/18/04	300
Deltona	FL	None	140,000	321,637	None	None	140,000	321,637	461,637	113,106		03/18/04	300
Ellenton	FL	None	250,000	261,637	None	None	250,000	261,637	511,637	92,006		03/18/04	300
Englewood	FL	None	270,000	331,637	None	None	270,000	331,637	601,637	116,623		03/18/04	300
Gainesville	FL	None	515,834	873,187	None	None	515,834	873,187	1,389,021	475,886		05/07/99	300
Gainesville	FL	None	480,318	600,633	None	None	480,318	600,633	1,080,951	327,344		05/07/99	300
Gainesville	FL	None	347,310	694,859	None	None	347,310	694,859	1,042,169	378,697		05/07/99	300
Gainesville	FL	None	339,263	658,807	None	None	339,263	658,807	998,070	359,049		05/07/99	300
Gainesville	FL	None	351,921	552,557	None	None	351,921	552,557	904,478	301,142		05/07/99	300
Gainesville	FL	None	500,032	850,291	None	None	500,032	850,291	1,350,323	463,407		05/07/99	300
Homosassa Springs	FL	None	740,000	621,637	None	None	740,000	621,637	1,361,637	218,606		03/18/04	300
Hudson	FL	None	300,000	351,637	None	None	300,000	351,637	651,637	123,656		03/18/04	300
Intercession City	FL	None	161,776	319,861	None	None	161,776	319,861	481,637	112,482		03/18/04	300
Jacksonville	FL	None	522,188	371,885	None	None	522,188	371,885	894,073	202,676		05/07/99	300
Jacksonville	FL	None	266,111	494,206	None	None	266,111	494,206	760,317	172,148		04/01/04	300
Key West	FL	None	873,700	627,937	None	None	873,700	627,937	1,501,637	220,822		03/18/04	300
Key West	FL	None	492,785	208,852	None	None	492,785	208,852	701,637	73,444		03/18/04	300
Lakeland	FL	None	527,076	464,561	None	None	527,076	464,561	991,637	163,368		03/18/04	300
Lakeland	FL	None	300,000	321,637	None	None	300,000	321,637	621,637	113,106		03/18/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lakeport	FL	None	180,342	331,295	None	None	180,342	331,295	511,637	116,503		03/18/04	300
Land O’ Lakes	FL	None	120,000	361,637	None	None	120,000	361,637	481,637	127,173		03/18/04	300
Lutz	FL	None	480,000	421,637	None	None	480,000	421,637	901,637	148,273		03/18/04	300
Naples	FL	None	150,000	301,637	None	None	150,000	301,637	451,637	106,073		03/18/04	300
Naples	FL	None	620,000	381,637	None	None	620,000	381,637	1,001,637	134,206		03/18/04	300
New Port Richey	FL	None	190,000	601,637	None	None	190,000	601,637	791,637	211,573		03/18/04	300
North Fort Meyers	FL	None	140,000	281,637	None	None	140,000	281,637	421,637	99,040		03/18/04	300
Okeechobee	FL	None	195,075	346,562	None	None	195,075	346,562	541,637	121,872		03/18/04	300
Orlando	FL	None	240,000	301,637	None	None	240,000	301,637	541,637	106,073		03/18/04	300
Palm Bay	FL	None	230,880	300,757	None	None	230,880	300,757	531,637	105,764		03/18/04	300
Palm Harbor	FL	None	510,000	381,637	None	None	510,000	381,637	891,637	134,206		03/18/04	300
Panama City	FL	None	210,000	431,637	None	None	210,000	431,637	641,637	151,790		03/18/04	300
Pensacola	FL	None	168,000	312,727	None	None	168,000	312,727	480,727	108,931		04/14/04	300
Port Charlotte	FL	None	170,000	311,637	None	None	170,000	311,637	481,637	109,590		03/18/04	300
Port Charlotte	FL	None	200,000	356,637	None	None	200,000	356,637	556,637	125,415		03/18/04	300
Port Orange	FL	None	609,438	512,199	None	None	609,438	512,199	1,121,637	180,121		03/18/04	300
Punta Gorda	FL	None	400,000	511,637	None	None	400,000	511,637	911,637	179,923		03/18/04	300
Riverview	FL	None	1,930,000	487,876	None	None	1,930,000	487,876	2,417,876	44	In-progress	08/13/12	300
Tallahassee	FL	None	600,000	341,637	None	None	600,000	341,637	941,637	120,140		03/18/04	300
Tampa	FL	None	300,000	301,637	None	None	300,000	301,637	601,637	106,073		03/18/04	300
Tampa	FL	None	380,000	361,637	None	None	380,000	361,637	741,637	127,173		03/18/04	300
Tampa	FL	None	320,000	591,637	None	None	320,000	591,637	911,637	208,056		03/18/04	300
Webster	FL	None	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	376,856		03/18/04	300
Winter Springs	FL	None	150,000	291,637	None	None	150,000	291,637	441,637	102,556		03/18/04	300
Augusta	GA	None	620,000	383,232	None	None	620,000	383,232	1,003,232	206,301		07/22/99	300
Augusta	GA	None	540,000	337,853	None	None	540,000	337,853	877,853	181,873		07/22/99	300
Augusta	GA	None	510,000	392,929	None	None	510,000	392,929	902,929	211,522		07/22/99	300
Augusta	GA	None	180,000	422,020	None	None	180,000	422,020	602,020	227,184		07/22/99	300
Augusta	GA	None	260,000	392,171	None	None	260,000	392,171	652,171	211,116		07/22/99	300
Augusta	GA	None	240,000	451,637	None	None	240,000	451,637	691,637	158,823		03/18/04	300
Cahutta	GA	None	437,500	813,742	None	None	437,500	813,742	1,251,242	299,722		10/16/03	300
Calhoun	GA	None	122,500	228,742	None	None	122,500	228,742	351,242	84,247		10/16/03	300
Calhoun	GA	None	262,500	488,742	None	None	262,500	488,742	751,242	180,014		10/16/03	300
Cartersville	GA	None	262,500	488,742	None	None	262,500	488,742	751,242	180,014		10/16/03	300
Chatsworth	GA	None	140,000	261,242	None	47	140,000	261,289	401,289	96,254		10/16/03	300
Chatsworth	GA	None	140,000	261,242	None	47	140,000	261,289	401,289	96,254		10/16/03	300
Chatsworth	GA	None	140,000	261,242	None	47	140,000	261,289	401,289	96,254		10/16/03	300
Chickamauga	GA	None	181,731	338,742	None	None	181,731	338,742	520,473	124,764		10/16/03	300
Dalton	GA	None	171,500	319,742	None	None	171,500	319,742	491,242	117,765		10/16/03	300
Dalton	GA	None	87,500	163,742	None	None	87,500	163,742	251,242	60,305		10/16/03	300
Dalton	GA	None	485,650	903,162	None	None	485,650	903,162	1,388,812	332,659		10/16/03	300
Dalton	GA	None	146,000	272,385	None	None	146,000	272,385	418,385	100,322		10/16/03	300
Dalton	GA	None	420,000	781,242	None	None	420,000	781,242	1,201,242	287,751		10/16/03	300
Dalton	GA	None	210,000	391,242	None	None	210,000	391,242	601,242	144,101		10/16/03	300
Dalton	GA	None	332,500	618,742	None	None	332,500	618,742	951,242	227,897		10/16/03	300
Decatur	GA	None	529,383	532,429	None	296	529,383	532,725	1,062,108	330,977		06/27/97	300
Dunwoody	GA	None	545,462	724,254	None	296	545,462	724,550	1,270,012	450,220		06/27/97	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Flintstone	GA	None	157,500	293,742	None	None	157,500	293,742	451,242	108,189		10/16/03	300
Lafayette	GA	None	122,500	228,742	None	None	122,500	228,742	351,242	84,247		10/16/03	300
Lithonia	GA	None	386,784	776,436	None	None	386,784	776,436	1,163,220	482,627		06/27/97	300
Mableton	GA	None	491,069	355,957	None	None	491,069	355,957	847,026	221,239		06/27/97	300
Martinez	GA	None	450,000	402,777	None	None	450,000	402,777	852,777	216,824		07/22/99	300
Martinez	GA	None	830,000	871,637	None	None	830,000	871,637	1,701,637	306,523		03/18/04	300
Norcross	GA	None	384,162	651,273	None	None	384,162	651,273	1,035,435	404,815		06/27/97	300
Ringgold	GA	None	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	379,320		10/16/03	300
Ringgold	GA	None	385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	263,809		10/16/03	300
Ringgold	GA	None	482,251	896,851	None	None	482,251	896,851	1,379,102	330,334		10/16/03	300
Rocky Face	GA	None	164,231	306,241	None	None	164,231	306,241	470,472	112,793		10/16/03	300
Rome	GA	None	210,000	391,242	None	None	210,000	391,242	601,242	144,101		10/16/03	300
Rome	GA	None	199,199	371,183	None	None	199,199	371,183	570,382	136,713		10/16/03	300
Rome	GA	None	201,791	375,997	(22,030)	None	179,761	375,997	555,758	138,486		10/16/03	300
Rome	GA	None	315,000	586,242	None	None	315,000	586,242	901,242	215,926		10/16/03	300
Rossville	GA	None	157,500	293,742	None	None	157,500	293,742	451,242	108,189		10/16/03	300
Summerville	GA	None	66,231	124,242	None	None	66,231	124,242	190,473	45,756		10/16/03	300
Trenton	GA	None	129,231	241,242	None	None	129,231	241,242	370,473	88,851		10/16/03	300
Belvidere	IL	None	768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	173,968		12/28/09	300
Dekalb	IL	None	661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	149,824		12/28/09	300
Godfrey	IL	None	374,586	733,190	None	314	374,586	733,504	1,108,090	455,948		06/27/97	300
Granite City	IL	None	362,287	737,255	None	314	362,287	737,569	1,099,856	458,476		06/27/97	300
Harford	IL	None	599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	135,741		12/28/09	300
Loves Park	IL	None	547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	205,747		12/20/07	300
Loves Park	IL	None	760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	172,244		12/28/09	300
Machesney Park	IL	None	562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	127,226		12/28/09	300
Madison	IL	None	173,812	625,030	None	314	173,812	625,344	799,156	388,728		06/27/97	300
Marengo	IL	None	501,948	930,688	1,500	None	501,948	932,188	1,434,136	113,684		12/28/09	300
Rochelle	IL	None	607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	228,008		12/20/07	300
Rockford	IL	None	463,050	858,450	1,500	None	463,050	859,950	1,323,000	104,895		12/28/09	300
Rockford	IL	None	388,631	720,244	1,500	None	388,631	721,744	1,110,375	88,080		12/28/09	300
Tuscola	IL	None	752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	170,554		12/28/09	300
Albany	IN	None	427,437	794,632	2,000	None	427,437	796,632	1,224,069	179,906		05/25/07	300
Alexandria	IN	None	139,219	259,369	None	None	139,219	259,369	398,588	58,355		05/25/07	300
Anderson	IN	None	147,263	274,307	None	None	147,263	274,307	421,570	61,716		05/25/07	300
Anderson	IN	None	283,430	527,190	2,000	None	283,430	529,190	812,620	119,731		05/25/07	300
Elkhart	IN	None	495,914	922,471	1,500	None	495,914	923,971	1,419,885	208,390		05/25/07	300
Frankfort	IN	None	208,666	388,345	2,000	None	208,666	390,345	599,011	88,491		05/25/07	300
Greenwood	IN	None	173,250	323,022	None	None	173,250	323,022	496,272	72,677		05/25/07	300
Hartford City	IN	None	250,310	465,702	2,000	None	250,310	467,702	718,012	105,896		05/25/07	300
Indianapolis	IN	None	129,938	242,134	None	None	129,938	242,134	372,072	54,477		05/25/07	300
Indianapolis	IN	None	269,294	500,939	1,500	None	269,294	502,439	771,733	113,546		05/25/07	300
Indianapolis	IN	None	318,432	592,193	1,500	None	318,432	593,693	912,125	134,078		05/25/07	300
Knox	IN	None	341,250	633,499	1,500	None	341,250	634,999	976,249	132,766		10/09/07	300
Lafayette	IN	None	147,263	274,309	None	None	147,263	274,309	421,572	61,716		05/25/07	300
Lafayette	IN	None	112,613	209,959	None	None	112,613	209,959	322,572	47,237		05/25/07	300
Marion	IN	None	209,196	389,995	1,500	None	209,196	391,495	600,691	88,583		05/25/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Michigan City	IN	None	227,500	422,249	1,500	None	227,500	423,749	651,249	88,756		10/09/07	300
Mishawaka	IN	None	123,983	231,743	2,000	None	123,983	233,743	357,726	53,255		05/25/07	300
Morristown	IN	None	366,590	682,082	2,000	None	366,590	684,082	1,050,672	154,582		05/25/07	300
Muncie	IN	None	103,950	193,870	None	None	103,950	193,870	297,820	43,617		05/25/07	300
Muncie	IN	None	184,237	342,974	2,000	None	184,237	344,974	529,211	78,282		05/25/07	300
New Albany	IN	None	181,459	289,353	None	211	181,459	289,564	471,023	206,103		03/03/95	300
New Albany	IN	None	262,465	331,796	None	211	262,465	332,007	594,472	236,308		03/06/95	300
New Castle	IN	None	138,600	258,672	None	None	138,600	258,672	397,272	58,198		05/25/07	300
New Castle	IN	None	79,854	149,572	1,000	None	79,854	150,572	230,426	34,209		05/25/07	300
New Castle	IN	None	203,941	380,019	1,500	None	203,941	381,519	585,460	86,338		05/25/07	300
Richmond	IN	None	281,248	523,589	1,500	None	281,248	525,089	806,337	118,642		05/25/07	300
Richmond	IN	None	255,908	476,528	2,000	None	255,908	478,528	734,436	108,332		05/25/07	300
Rushville	IN	None	138,600	258,672	None	None	138,600	258,672	397,272	58,198		05/25/07	300
Rushville	IN	None	121,275	226,497	None	None	121,275	226,497	347,772	50,958		05/25/07	300
South Bend	IN	None	372,387	693,064	2,000	None	372,387	695,064	1,067,451	157,053		05/25/07	300
Wabash	IN	None	430,437	800,871	2,000	None	430,437	802,871	1,233,308	181,309		05/25/07	300
Wabash	IN	None	334,923	623,488	1,500	None	334,923	624,988	959,911	141,119		05/25/07	300
Warsaw	IN	None	415,275	772,713	1,500	None	415,275	774,213	1,189,488	174,695		05/25/07	300
West Lafayette	IN	None	1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	302,582		05/25/07	300
Zionsville	IN	None	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	381,797		05/25/07	300
Berea	KY	None	252,077	360,815	None	197	252,077	361,012	613,089	256,932		03/08/95	300
Elizabethtown	KY	None	286,106	286,106	None	364	286,106	286,470	572,576	203,827		03/03/95	300
Lebanon	KY	None	158,052	316,105	None	350	158,052	316,455	474,507	225,149		03/03/95	300
Louisville	KY	None	198,926	368,014	None	211	198,926	368,225	567,151	262,083		03/03/95	300
Louisville	KY	None	216,849	605,697	None	187	216,849	605,884	822,733	400,740	06/18/96	11/17/95	300
Mt. Washington	KY	None	327,245	479,593	None	None	327,245	479,593	806,838	309,369	12/06/96	05/31/96	300
Owensboro	KY	None	360,000	590,000	None	None	360,000	590,000	950,000	410,050		08/25/95	300
Alexandria	LA	None	170,000	371,637	None	None	170,000	371,637	541,637	130,690		03/18/04	300
Baton Rouge	LA	None	500,000	521,637	None	None	500,000	521,637	1,021,637	183,440		03/18/04	300
Baton Rouge	LA	None	210,000	361,637	None	None	210,000	361,637	571,637	127,173		03/18/04	300
Bossier City	LA	None	230,000	431,637	None	None	230,000	431,637	661,637	151,790		03/18/04	300
Destrehan	LA	None	200,000	411,637	None	None	200,000	411,637	611,637	144,756		03/18/04	300
Lafayette	LA	None	240,000	391,637	None	None	240,000	391,637	631,637	137,723		03/18/04	300
Shreveport	LA	None	192,500	358,227	None	None	192,500	358,227	550,727	124,780		04/14/04	300
Amherst	MA	None	110,969	639,806	None	None	110,969	639,806	750,775	239,927		08/18/03	300
North Reading	MA	None	574,601	756,174	None	None	574,601	756,174	1,330,775	283,565		08/18/03	300
Seekonk	MA	None	298,354	268,518	None	None	298,354	268,518	566,872	191,095		03/03/95	300
Berlin	MD	None	255,951	387,395	None	None	255,951	387,395	643,346	151,722		03/19/03	300
Crisfield	MD	None	219,704	333,024	None	None	219,704	333,024	552,728	130,427		03/19/03	300
Hebron	MD	None	376,251	567,844	None	None	376,251	567,844	944,095	222,398		03/19/03	300
La Plata	MD	None	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,123,045		08/06/02	300
Mechanicsville	MD	None	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,206,298		06/27/02	300
Millersville	MD	None	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,136,963		06/27/02	300
Breckenridge	MI	None	437,500	811,968	1,500	None	437,500	813,468	1,250,968	169,947		10/09/07	300
Carson City	MI	None	262,500	486,468	2,000	None	262,500	488,468	750,968	102,397		10/09/07	300
Charlevoix	MI	None	385,000	713,013	2,500	None	385,000	715,513	1,100,513	149,857		10/09/07	300
Cheboygan	MI	None	280,000	518,013	2,500	None	280,000	520,513	800,513	109,232		10/09/07	300
Clare	MI	None	306,250	567,718	2,000	None	306,250	569,718	875,968	119,325		10/09/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Clare	MI	None	229,250	426,218	500	None	229,250	426,718	655,968	89,058		10/09/07	300
Comstock	MI	None	315,000	583,761	2,500	None	315,000	586,261	901,261	122,929		10/09/07	300
Farwell	MI	None	437,500	811,468	2,000	None	437,500	813,468	1,250,968	170,106		10/09/07	300
Flint	MI	None	194,492	476,504	None	348	194,492	476,852	671,344	325,031		12/21/95	300
Gladwin	MI	None	140,000	259,013	1,500	None	140,000	260,513	400,513	54,749		10/09/07	300
Grand Rapids	MI	None	437,500	812,261	1,500	None	437,500	813,761	1,251,261	170,008		10/09/07	300
Kalamazoo	MI	None	238,000	442,249	1,000	None	238,000	443,249	681,249	92,660		10/09/07	300
Kalkaska	MI	None	437,500	809,513	3,500	None	437,500	813,013	1,250,513	170,486		10/09/07	300
Lake City	MI	None	115,500	213,513	1,500	None	115,500	215,013	330,513	45,269		10/09/07	300
Lakeview	MI	None	96,250	177,718	2,000	None	96,250	179,718	275,968	38,075		10/09/07	300
Mackinaw City	MI	None	455,000	844,513	1,000	None	455,000	845,513	1,300,513	176,465		10/09/07	300
Mecosta	MI	None	122,500	227,468	1,000	None	122,500	228,468	350,968	47,914		10/09/07	300
Midland	MI	None	437,500	811,013	2,000	None	437,500	813,013	1,250,513	170,011		10/09/07	300
Mount Pleasant	MI	None	162,750	300,794	2,500	None	162,750	303,294	466,044	63,977		10/09/07	300
Mount Pleasant	MI	None	463,750	860,718	1,500	None	463,750	862,218	1,325,968	180,104		10/09/07	300
Mount Pleasant	MI	None	210,000	388,968	2,000	None	210,000	390,968	600,968	82,085		10/09/07	300
Mount Pleasant	MI	None	437,500	810,968	2,500	None	437,500	813,468	1,250,968	170,264		10/09/07	300
Mount Pleasant	MI	None	350,000	649,468	1,500	None	350,000	650,968	1,000,968	136,093		10/09/07	300
Mount Pleasant	MI	None	175,000	324,468	1,500	None	175,000	325,968	500,968	68,385		10/09/07	300
Petoskey	MI	None	490,000	909,513	1,000	None	490,000	910,513	1,400,513	190,007		10/09/07	300
Prudenville	MI	None	133,000	245,013	2,500	None	133,000	247,513	380,513	52,357		10/09/07	300
Saginaw	MI	None	262,500	486,513	1,500	None	262,500	488,013	750,513	102,144		10/09/07	300
Standish	MI	None	92,750	171,263	1,500	None	92,750	172,763	265,513	36,467		10/09/07	300
Traverse City	MI	None	210,000	389,002	2,000	None	210,000	391,002	601,002	82,092		10/09/07	300
Walker	MI	None	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	227,558		10/09/07	300
Alexandria	MN	None	132,924	244,858	2,000	None	132,924	246,858	379,782	20,413		12/01/10	300
Andover	MN	None	888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	135,040		12/01/10	300
Apple Valley	MN	None	350,000	648,000	2,000	None	350,000	650,000	1,000,000	53,337		12/01/10	300
Baxter	MN	None	350,000	648,000	2,000	None	350,000	650,000	1,000,000	53,337		12/01/10	300
Blaine	MN	None	767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	116,623		12/01/10	300
Bloomington	MN	None	262,500	485,500	2,000	None	262,500	487,500	750,000	40,066		12/01/10	300
Bloomington	MN	None	676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	102,833		12/01/10	300
Brainerd	MN	None	490,000	907,000	3,000	None	490,000	910,000	1,400,000	74,697		12/01/10	300
Brooklyn Center	MN	None	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	148,787		12/01/10	300
Brooklyn Center	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Brooklyn Center	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Brooklyn Park	MN	None	830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	126,188		12/01/10	300
Brooklyn Park	MN	None	578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	88,063		12/01/10	300
Burnsville	MN	None	615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	93,501		12/01/10	300
Burnsville	MN	None	515,298	954,981	2,000	None	515,298	956,981	1,472,279	78,407		12/01/10	300
Burnsville	MN	None	350,000	648,000	2,000	None	350,000	650,000	1,000,000	53,337		12/01/10	300
Burnsville	MN	None	932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	141,691		12/01/10	300
Chaska	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Chaska	MN	None	490,000	908,000	2,000	None	490,000	910,000	1,400,000	74,570		12/01/10	300
Columbia Heights	MN	None	673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	102,272		12/01/10	300
Coon Rapids	MN	None	490,000	908,000	2,000	None	490,000	910,000	1,400,000	74,570		12/01/10	300
Cottage Grove	MN	None	805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	122,480		12/01/10	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Crystal	MN	None	552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	84,070		12/01/10	300
Crystal	MN	None	740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	112,565		12/01/10	300
Eagan	MN	None	906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	137,770		12/01/10	300
Eagan	MN	None	699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	106,310		12/01/10	300
Eden Prairie	MN	None	947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	143,925		12/01/10	300
Eden Prairie	MN	None	485,526	899,690	2,000	None	485,526	901,690	1,387,216	73,891		12/01/10	300
Edina	MN	None	568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	86,535		12/01/10	300
Elk River	MN	None	613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	93,179		12/01/10	300
Elk River	MN	None	456,850	846,435	2,000	None	456,850	848,435	1,305,285	69,542		12/01/10	300
Excelsior	MN	None	262,500	485,500	2,000	None	262,500	487,500	750,000	40,066		12/01/10	300
Falcon Heights	MN	None	494,415	916,199	2,000	None	494,415	918,199	1,412,614	75,240		12/01/10	300
Farmington	MN	None	437,500	810,500	2,000	None	437,500	812,500	1,250,000	66,608		12/01/10	300
Forest Lake	MN	None	398,985	739,473	1,500	None	398,985	740,973	1,139,958	60,703		12/01/10	300
Fridley	MN	None	519,325	962,461	2,000	None	519,325	964,461	1,483,786	79,018		12/01/10	300
Fridley	MN	None	706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	107,375		12/01/10	300
Fridley	MN	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Golden Valley	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Ham Lake	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Hastings	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Inver Grove Hghts	MN	None	134,705	248,666	1,500	None	134,705	250,166	384,871	20,620		12/01/10	300
Inver Grove Hghts	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Lakeville	MN	None	631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	96,085		12/01/10	300
Lakeville	MN	None	654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	99,582		12/01/10	300
Litchfield	MN	None	388,788	720,536	1,500	None	388,788	722,036	1,110,824	59,156		12/01/10	300
Little Falls	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
Long Lake	MN	None	808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	122,882		12/01/10	300
Maplewood	MN	None	931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	141,456		12/01/10	300
Maplewood	MN	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Mendota Heights	MN	None	827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	125,686		12/01/10	300
Mendota Heights	MN	None	717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	109,121		12/01/10	300
Minneapolis	MN	None	967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	147,012		12/01/10	300
Minneapolis	MN	None	856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	130,099		12/01/10	300
Minneapolis	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Minneapolis	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Minneapolis	MN	None	938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	142,553		12/01/10	300
Minneapolis	MN	None	365,977	678,171	1,500	None	365,977	679,671	1,045,648	55,696		12/01/10	300
Minneapolis	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Minneapolis	MN	None	738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	112,201		12/01/10	300
Minneapolis	MN	None	811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	123,269		12/01/10	300
Minneapolis	MN	None	539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	82,038		12/01/10	300
Minneapolis	MN	None	577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	87,776		12/01/10	300
Minneapolis	MN	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Minneapolis	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Minneapolis	MN	None	350,000	648,500	1,500	None	350,000	650,000	1,000,000	53,273		12/01/10	300
Minneapolis	MN	None	759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	115,430		12/01/10	300
Monticello	MN	None	589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	89,683		12/01/10	300
Mounds View	MN	None	743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	113,082		12/01/10	300
New Brighton	MN	None	585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	88,921		12/01/10	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

New Hope	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
Newport	MN	None	967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	146,950		12/01/10	300
Oak Park Heights	MN	None	635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	96,586		12/01/10	300
Pine City	MN	None	644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	98,052		12/01/10	300
Princeton	MN	None	546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	83,102		12/01/10	300
Ramsey	MN	None	650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	98,868		12/01/10	300
Richfield	MN	None	630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	95,885		12/01/10	300
Richfield	MN	None	678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	103,116		12/01/10	300
Richfield	MN	None	436,919	809,921	1,500	None	436,919	811,421	1,248,340	66,456		12/01/10	300
Richfield	MN	None	839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	127,577		12/01/10	300
Rochester	MN	None	585,831	1,085,971	2,000	None	585,831	1,087,971	1,673,802	89,104		12/01/10	300
Rochester	MN	None	262,500	485,500	2,000	None	262,500	487,500	750,000	40,066		12/01/10	300
Rochester	MN	None	66,848	122,146	2,000	None	66,848	124,146	190,994	10,392		12/01/10	300
Rochester	MN	None	594,385	1,101,857	2,000	None	594,385	1,103,857	1,698,242	90,402		12/01/10	300
Rochester	MN	None	110,113	202,995	1,500	None	110,113	204,495	314,608	16,890		12/01/10	300
Rogers	MN	None	781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	118,751		12/01/10	300
Roseville	MN	None	403,786	748,387	1,500	None	403,786	749,887	1,153,673	61,431		12/01/10	300
Roseville	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Roseville	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Roseville	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Sauk Rapids	MN	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Savage	MN	None	605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	91,982		12/01/10	300
Savage	MN	None	569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	86,518		12/01/10	300
Savage	MN	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Shakopee	MN	None	522,391	966,156	4,000	None	522,391	970,156	1,492,547	79,736		12/01/10	300
Shakopee	MN	None	477,517	883,817	3,000	None	477,517	886,817	1,364,334	72,803		12/01/10	300
Shakopee	MN	None	688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	104,649		12/01/10	300
Shakopee	MN	None	783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	119,061		12/01/10	300
St. Cloud	MN	None	786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	119,420		12/01/10	300
St. Cloud	MN	None	175,000	322,000	3,000	None	175,000	325,000	500,000	26,922		12/01/10	300
St. Cloud	MN	None	677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	102,940		12/01/10	300
St. Louis Park	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
St. Michael	MN	None	561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	85,493		12/01/10	300
St. Paul	MN	None	808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	122,851		12/01/10	300
St. Paul	MN	None	418,774	776,223	1,500	None	418,774	777,723	1,196,497	63,704		12/01/10	300
St. Paul	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
St. Paul	MN	None	832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	126,462		12/01/10	300
St. Paul	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
St. Paul	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
St. Paul	MN	None	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	148,787		12/01/10	300
St. Paul	MN	None	576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	87,674		12/01/10	300
St. Paul	MN	None	531,091	984,311	2,000	None	531,091	986,311	1,517,402	80,802		12/01/10	300
St. Paul	MN	None	592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	90,070		12/01/10	300
St. Paul	MN	None	739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	112,314		12/01/10	300
St. Paul	MN	None	788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	119,817		12/01/10	300
St. Paul	MN	None	950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	144,376		12/01/10	300
St. Paul	MN	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
St. Paul	MN	None	262,500	486,000	1,500	None	262,500	487,500	750,000	40,003		12/01/10	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

St. Paul	MN	None	541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	82,325		12/01/10	300
St. Paul	MN	None	827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	125,647		12/01/10	300
St. Paul	MN	None	789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	120,038		12/01/10	300
St. Paul Park	MN	None	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	148,787		12/01/10	300
St. Paul Park	MN	None	1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	291,958		12/01/10	300
Vadnais Heights	MN	None	931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	141,516		12/01/10	300
West St. Paul	MN	None	979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	148,787		12/01/10	300
White Bear Lake	MN	None	943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	143,418		12/01/10	300
White Bear Lake	MN	None	860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	130,766		12/01/10	300
Willmar	MN	None	919,366	1,705,395	2,000	None	919,366	1,707,395	2,626,761	139,691		12/01/10	300
Woodbury	MN	None	962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	146,169		12/01/10	300
Zimmerman	MN	None	979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	148,851		12/01/10	300
Brandon	MS	None	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	376,356		06/30/05	300
Flowood	MS	None	437,926	813,832	None	None	437,926	813,832	1,251,758	245,507		06/30/05	300
Flowood	MS	None	399,972	743,347	None	None	399,972	743,347	1,143,319	224,244		06/30/05	300
Jackson	MS	None	329,904	613,221	None	None	329,904	613,221	943,125	184,989		06/30/05	300
Jackson	MS	None	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	302,753		06/30/05	300
Marion	MS	None	350,341	651,013	None	None	350,341	651,013	1,001,354	196,389		06/30/05	300
Meridian	MS	None	437,926	813,671	None	None	437,926	813,671	1,251,597	245,458		06/30/05	300
Meridian	MS	None	405,811	754,030	None	None	405,811	754,030	1,159,841	227,466		06/30/05	300
Meridian	MS	None	145,975	271,478	None	None	145,975	271,478	417,453	81,896		06/30/05	300
Meridian	MS	None	280,273	520,887	None	None	280,273	520,887	801,160	157,135		06/30/05	300
Meridian	MS	None	321,146	596,794	None	None	321,146	596,794	917,940	178,044		07/19/05	300
Newton	MS	None	467,121	867,891	None	None	467,121	867,891	1,335,012	261,814		06/30/05	300
Pearl	MS	None	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	305,207		06/30/05	300
Philadelphia	MS	None	472,960	878,735	None	None	472,960	878,735	1,351,695	265,085		06/30/05	300
Southaven	MS	None	310,000	641,637	None	None	310,000	641,637	951,637	225,640		03/18/04	300
Terry	MS	None	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	327,288		06/30/05	300
Waveland	MS	None	180,000	331,637	None	None	180,000	331,637	511,637	116,623		03/18/04	300
Aberdeen	NC	None	600,000	300,625	None	None	600,000	300,625	900,625	143,776		01/25/01	300
Archdale	NC	None	410,000	731,637	None	None	410,000	731,637	1,141,637	257,290		03/18/04	300
Banner Elk	NC	None	386,993	718,861	2,000	None	386,993	720,861	1,107,854	138,731		03/27/08	300
Banner Elk	NC	None	355,330	660,558	1,500	None	355,330	662,058	1,017,388	127,318		03/27/08	300
Burgaw	NC	None	198,774	369,653	1,000	None	198,774	370,653	569,427	71,324		03/27/08	300
Burgaw	NC	None	457,356	849,377	1,500	None	457,356	850,877	1,308,233	163,509		03/27/08	300
Carolina Beach	NC	None	457,356	848,929	2,000	None	457,356	850,929	1,308,285	163,660		03/27/08	300
Cary	NC	None	255,064	473,349	2,500	None	255,064	475,849	730,913	91,912		03/27/08	300
Charlotte	NC	None	300,000	291,637	None	None	300,000	291,637	591,637	102,556		03/18/04	300
Charlotte	NC	None	640,000	581,637	None	None	640,000	581,637	1,221,637	204,540		03/18/04	300
Durham	NC	None	720,000	851,637	None	None	720,000	851,637	1,571,637	299,490		03/18/04	300
Goldsboro	NC	None	460,000	740,625	None	None	460,000	740,625	1,200,625	354,242		01/25/01	300
Greensboro	NC	None	700,000	655,000	None	None	700,000	655,000	1,355,000	346,058		10/27/99	300
Greenville	NC	None	330,000	515,000	None	None	330,000	515,000	845,000	357,925		08/25/95	300
Hampstead	NC	None	562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	200,952		03/27/08	300
Holly Ridge	NC	None	721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	257,446		03/27/08	300
Hubert	NC	None	404,584	750,372	2,500	None	404,584	752,872	1,157,456	145,008		03/27/08	300
Jacksonville	NC	None	150,000	530,000	None	None	150,000	530,000	680,000	368,350		08/25/95	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Jacksonville	NC	None	180,000	371,637	None	None	180,000	371,637	551,637	130,690		03/18/04	300
Jacksonville	NC	None	140,000	260,727	None	None	140,000	260,727	400,727	90,817		04/14/04	300
Jacksonville	NC	None	351,812	653,367	1,500	None	351,812	654,867	1,006,679	125,940		03/27/08	300
Kinston	NC	None	550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	643,499		10/24/97	300
Raleigh	NC	None	740,000	791,637	None	None	740,000	791,637	1,531,637	278,390		03/18/04	300
Richlands	NC	None	492,537	914,735	1,500	None	492,537	916,235	1,408,772	176,035		03/27/08	300
Richlands	NC	None	376,439	698,103	2,500	None	376,439	700,603	1,077,042	134,989		03/27/08	300
Riegelwood	NC	None	0	452,416	1,500	None	0	453,916	453,916	92,631		03/27/08	300
Rose Hill	NC	None	198,774	369,153	1,500	None	198,774	370,653	569,427	71,466		03/27/08	300
Roxboro	NC	None	243,112	368,107	None	None	243,112	368,107	611,219	144,168		03/19/03	300
Shallotte	NC	None	492,537	914,766	1,500	None	492,537	916,266	1,408,803	176,041		03/27/08	300
Wallace	NC	None	0	175,408	2,000	None	0	177,408	177,408	46,987		03/27/08	300
Whitelake	NC	None	351,812	653,367	1,500	None	351,812	654,867	1,006,679	125,940		03/27/08	300
Wilmington	NC	None	228,678	424,774	1,500	None	228,678	426,274	654,952	82,126		03/27/08	300
Wilmington	NC	None	527,718	979,145	2,500	None	527,718	981,645	1,509,363	188,856		03/27/08	300
Wilmington	NC	None	351,812	653,930	1,000	None	351,812	654,930	1,006,742	125,810		03/27/08	300
Wilmington	NC	None	474,946	881,640	2,000	None	474,946	883,640	1,358,586	169,930		03/27/08	300
Wilmington	NC	None	0	351,366	2,000	None	0	353,366	353,366	119,758		03/27/08	300
Wilmington	NC	None	364,126	676,287	1,500	None	364,126	677,787	1,041,913	130,333		03/27/08	300
Wilmington	NC	None	439,765	817,271	1,000	None	439,765	818,271	1,258,036	157,117		03/27/08	300
Wilmington	NC	None	0	804,196	1,500	None	0	805,696	805,696	154,849		03/27/08	300
Wilmington	NC	None	334,222	621,320	1,000	None	334,222	622,320	956,542	119,560		03/27/08	300
Wilmington	NC	None	386,993	718,788	1,500	None	386,993	720,288	1,107,281	138,479		03/27/08	300
Wilmington	NC	None	439,765	815,793	2,500	None	439,765	818,293	1,258,058	157,547		03/27/08	300
Wilmington	NC	None	527,718	979,102	2,500	None	527,718	981,602	1,509,320	188,848		03/27/08	300
Wilmington	NC	None	334,222	620,284	2,000	None	334,222	622,284	956,506	119,837		03/27/08	300
Wilmington	NC	None	334,222	620,751	1,500	None	334,222	622,251	956,473	119,689		03/27/08	300
Winston-Salem	NC	None	320,000	311,637	None	None	320,000	311,637	631,637	109,590		03/18/04	300
Zebulon	NC	None	306,077	568,087	2,500	None	306,077	570,587	876,664	110,070		03/27/08	300
Farmingdale	NJ	None	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,125,550		08/06/02	300
Galloway	NJ	None	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	1,071,245		06/27/02	300
Hamilton	NJ	None	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,206,283		06/27/02	300
Millville	NJ	None	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	747,092		06/27/02	300
Toms River	NJ	None	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	991,757		06/27/02	300
Toms River	NJ	None	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	769,173		06/27/02	300
Albuquerque	NM	None	200,000	271,637	None	None	200,000	271,637	471,637	95,523		03/18/04	300
Kingston	NY	None	257,763	456,042	None	None	257,763	456,042	713,805	323,030		04/06/95	300
Alliance	OH	None	454,440	841,460	2,500	None	454,440	843,960	1,298,400	86,173		06/22/10	300
Atwater	OH	None	118,555	266,748	None	209	118,555	266,957	385,512	189,981		03/03/95	300
Bellefontaine	OH	None	560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	203,922		02/29/08	300
Bellefontaine	OH	None	455,000	845,610	1,500	None	455,000	847,110	1,302,110	165,608		02/29/08	300
Columbus	OH	None	147,296	304,411	None	122	147,296	304,533	451,829	216,740		03/03/95	300
Columbus	OH	None	273,085	471,693	13,088	None	273,085	484,781	757,866	322,573		12/21/95	300
Cuyahoga Falls	OH	None	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	440,796		03/03/95	300
De Graff	OH	None	302,750	561,860	2,500	None	302,750	564,360	867,110	110,760		02/29/08	300
Eaton	OH	None	164,588	306,934	None	None	164,588	306,934	471,522	69,057		05/25/07	300
Galion	OH	None	138,981	327,597	None	209	138,981	327,806	466,787	233,285		03/06/95	300
Groveport	OH	None	277,198	445,497	16,091	116	277,198	461,704	738,902	306,234		12/21/95	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Jackson Center	OH	None	367,500	682,110	2,500	None	367,500	684,610	1,052,110	134,209		02/29/08	300
Kenton	OH	None	140,000	261,462	1,000	None	140,000	262,462	402,462	46,179		08/29/08	300
Marysville	OH	None	507,500	943,110	1,500	None	507,500	944,610	1,452,110	184,621		02/29/08	300
Marysville	OH	None	700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	254,333		02/29/08	300
Marysville	OH	None	350,000	650,610	1,500	None	350,000	652,110	1,002,110	127,583		02/29/08	300
Perrysburg	OH	None	211,678	390,680	None	134	211,678	390,814	602,492	251,105	01/10/96	09/01/95	300
Russells Point	OH	None	546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	198,852		02/29/08	300
Streetsboro	OH	None	402,988	533,349	None	114	402,988	533,463	936,451	314,714	01/27/97	09/03/96	300
Tiffin	OH	None	117,017	273,040	None	209	117,017	273,249	390,266	194,458		03/07/95	300
Tipp City	OH	None	355,009	588,111	None	85	355,009	588,196	943,205	351,898	01/31/97	06/27/96	300
Wadsworth	OH	None	266,507	496,917	None	116	266,507	497,033	763,540	304,169	11/26/96	07/01/96	300
Tulsa	OK	None	126,545	508,266	None	173	126,545	508,439	634,984	316,077		06/27/97	300
Aliquippa	PA	None	226,195	452,631	None	None	226,195	452,631	678,826	162,191		01/29/04	300
Beaver	PA	None	95,626	223,368	None	None	95,626	223,368	318,994	80,038		01/29/04	300
Beaver Falls	PA	None	92,207	230,758	None	None	92,207	230,758	322,965	82,686		01/29/04	300
Cornwells Heights	PA	None	569,763	387,611	None	None	569,763	387,611	957,374	149,224		05/29/03	300
Doylestown	PA	None	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	472,179		05/29/03	300
East Caln	PA	None	1,722,222	576	None	None	1,722,222	576	1,722,798	226		02/25/03	300
Lansdale	PA	None	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	148,512		05/29/03	300
Penndel	PA	None	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	386,461		05/29/03	300
Perryopolis	PA	None	148,953	134,299	None	None	148,953	134,299	283,252	48,122		01/29/04	300
Philadelphia	PA	None	808,681	256,843	None	None	808,681	256,843	1,065,524	98,879		05/29/03	300
Philadelphia	PA	None	425,928	167,147	None	None	425,928	167,147	593,075	64,346		05/29/03	300
Philadelphia	PA	None	390,342	226,919	None	None	390,342	226,919	617,261	87,358		05/29/03	300
Philadelphia	PA	None	541,792	236,049	None	None	541,792	236,049	777,841	90,873		05/29/03	300
Philadelphia	PA	None	530,018	214,977	None	None	530,018	214,977	744,995	82,761		05/29/03	300
Philadelphia	PA	None	614,101	277,277	None	None	614,101	277,277	891,378	106,746		05/29/03	300
Philadelphia	PA	None	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	189,146		05/29/03	300
Philadelphia	PA	None	935,672	448,426	None	None	935,672	448,426	1,384,098	172,639		05/29/03	300
Philadelphia	PA	None	689,172	426,596	None	None	689,172	426,596	1,115,768	164,234		05/29/03	300
Philadelphia	PA	None	349,294	134,485	None	None	349,294	134,485	483,779	51,771		05/29/03	300
Philadelphia	PA	None	557,515	244,121	None	None	557,515	244,121	801,636	90,732		09/16/03	300
Pittsburgh	PA	None	497,668	320,170	None	None	497,668	320,170	817,838	114,726		01/29/04	300
Pittsburgh	PA	None	296,277	287,540	None	None	296,277	287,540	583,817	103,033		01/29/04	300
Pittsburgh	PA	None	395,417	474,741	None	None	395,417	474,741	870,158	170,113		01/29/04	300
Pittsburgh	PA	None	118,118	231,108	None	None	118,118	231,108	349,226	82,812		01/29/04	300
South Park	PA	None	252,247	436,182	None	None	252,247	436,182	688,429	156,257		01/29/04	300
Southampton	PA	None	783,279	163,721	None	None	783,279	163,721	947,000	63,027		05/29/03	300
Valencia	PA	None	440,565	278,492	None	None	440,565	278,492	719,057	99,791		01/29/04	300
Verona	PA	None	171,411	257,358	None	None	171,411	257,358	428,769	92,218		01/29/04	300
Willow Grove	PA	None	329,934	73,123	None	None	329,934	73,123	403,057	28,147		05/29/03	300
Aiken	SC	None	320,000	432,527	None	None	320,000	432,527	752,527	232,840		07/22/99	300
Aiken	SC	None	330,000	472,679	None	None	330,000	472,679	802,679	254,455		07/22/99	300
Aiken	SC	None	560,000	543,588	None	None	560,000	543,588	1,103,588	292,626		07/22/99	300
Aiken	SC	None	360,000	542,982	None	None	360,000	542,982	902,982	292,301		07/22/99	300
Aiken	SC	None	540,000	388,058	None	None	540,000	388,058	928,058	208,900		07/22/99	300
Aiken	SC	None	250,000	251,770	None	None	250,000	251,770	501,770	135,534		07/22/99	300
Beech Island	SC	None	330,000	481,637	None	None	330,000	481,637	811,637	169,373		03/18/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Belvedere	SC	None	490,000	463,080	None	None	490,000	463,080	953,080	249,287		07/22/99	300
Bishopville	SC	None	191,738	356,130	1,500	None	191,738	357,630	549,368	68,970		03/27/08	300
Bonneau	SC	None	128,411	239,191	1,500	None	128,411	240,691	369,102	46,556		03/27/08	300
Camden	SC	None	269,136	499,897	1,500	None	269,136	501,397	770,533	96,525		03/27/08	300
Charleston	SC	None	170,000	350,000	None	None	170,000	350,000	520,000	243,250		08/25/95	300
Columbia	SC	None	150,000	450,000	None	None	150,000	450,000	600,000	312,750		08/25/95	300
Columbia	SC	None	520,000	471,637	None	None	520,000	471,637	991,637	165,856		03/18/04	300
Conway	SC	None	0	251,890	1,000	None	0	252,890	252,890	75,493		03/27/08	300
Cordova	SC	None	137,207	255,025	2,000	None	137,207	257,025	394,232	49,829		03/27/08	300
Eastover	SC	None	138,966	258,625	1,000	None	138,966	259,625	398,591	50,044		03/27/08	300
Florence	SC	None	193,497	359,413	1,500	None	193,497	360,913	554,410	69,599		03/27/08	300
Florence	SC	None	337,740	627,293	1,500	None	337,740	628,793	966,533	120,943		03/27/08	300
Goose Creek	SC	None	150,000	241,637	None	None	150,000	241,637	391,637	84,973		03/18/04	300
Greenville	SC	None	390,000	462,847	None	None	390,000	462,847	852,847	249,161		07/22/99	300
Greenville	SC	None	300,000	402,392	None	None	300,000	402,392	702,392	216,617		07/22/99	300
Greenville	SC	None	370,000	432,695	None	None	370,000	432,695	802,695	232,930		07/22/99	300
Greenville	SC	None	620,000	483,604	None	None	620,000	483,604	1,103,604	260,335		07/22/99	300
Greenville	SC	None	680,000	423,604	None	None	680,000	423,604	1,103,604	228,035		07/22/99	300
Greer	SC	None	400,000	502,879	None	None	400,000	502,879	902,879	270,712		07/22/99	300
Hemingway	SC	None	246,269	458,069	1,500	None	246,269	459,569	705,838	88,508		03/27/08	300
Hilton Head	SC	None	500,000	691,637	None	None	500,000	691,637	1,191,637	243,223		03/18/04	300
Hilton Head	SC	None	185,500	344,510	None	None	185,500	344,510	530,010	120,004		04/14/04	300
Irmo	SC	None	690,000	461,637	None	None	690,000	461,637	1,151,637	162,340		03/18/04	300
Jackson	SC	None	170,000	632,626	None	None	170,000	632,626	802,626	340,559		07/22/99	300
Kingstree	SC	None	0	301,766	2,000	None	0	303,766	303,766	84,752		03/27/08	300
Kingstree	SC	None	209,328	389,965	1,000	None	209,328	390,965	600,293	75,217		03/27/08	300
Lake City	SC	None	202,292	376,398	1,500	None	202,292	377,898	580,190	72,854		03/27/08	300
Lexington	SC	None	255,000	545,000	None	None	255,000	545,000	800,000	378,775		08/25/95	300
Lexington	SC	None	640,000	563,891	None	None	640,000	563,891	1,203,891	303,555		07/22/99	300
Lexington	SC	None	540,000	563,588	None	None	540,000	563,588	1,103,588	303,393		07/22/99	300
Lexington	SC	None	360,000	843,891	None	None	360,000	843,891	1,203,891	454,289		07/22/99	300
Lugoff	SC	None	200,533	372,490	1,500	None	200,533	373,990	574,523	72,105		03/27/08	300
Moncks Corner	SC	None	351,812	654,578	1,000	None	351,812	655,578	1,007,390	125,935		03/27/08	300
Mt. Pleasant	SC	None	668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	238,512		03/27/08	300
Myrtle Beach	SC	None	140,725	261,942	1,000	None	140,725	262,942	403,667	50,679		03/27/08	300
Myrtle Beach	SC	None	492,537	913,807	2,500	None	492,537	916,307	1,408,844	176,333		03/27/08	300
Myrtle Beach	SC	None	527,718	980,766	1,500	None	527,718	982,266	1,509,984	188,692		03/27/08	300
Myrtle Beach	SC	None	703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	251,045		03/27/08	300
Myrtle Beach	SC	None	0	176,002	1,500	None	0	177,502	177,502	34,445		03/27/08	300
Myrtle Beach	SC	None	0	753,979	1,500	None	0	755,479	755,479	145,224		03/27/08	300
Myrtle Beach	SC	None	0	327,278	1,000	None	0	328,278	328,278	114,488		03/27/08	300
Myrtle Beach	SC	None	0	277,019	1,000	None	0	278,019	278,019	84,725		03/27/08	300
North Augusta	SC	None	400,000	452,777	None	None	400,000	452,777	852,777	243,741		07/22/99	300
North Augusta	SC	None	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	429,606		03/18/04	300
North Charleston	SC	None	400,000	650,000	None	8	400,000	650,008	1,050,008	451,751		08/25/95	300
Orangeburg	SC	None	320,000	691,637	None	None	320,000	691,637	1,011,637	243,223		03/18/04	300
Pinewood	SC	None	325,426	605,076	1,500	None	325,426	606,576	932,002	116,684		03/27/08	300
Simpsonville	SC	None	530,000	573,485	None	None	530,000	573,485	1,103,485	308,720		07/22/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Spartanburg	SC	None	470,000	432,879	None	None	470,000	432,879	902,879	233,028		07/22/99	300
Summerton	SC	None	142,484	265,326	1,500	None	142,484	266,826	409,310	51,565		03/27/08	300
Summerville	SC	None	115,000	515,000	None	None	115,000	515,000	630,000	357,925		08/25/95	300
Summerville	SC	None	297,500	553,227	None	None	297,500	553,227	850,727	192,705		04/14/04	300
Sumter	SC	None	211,087	392,065	1,500	None	211,087	393,565	604,652	75,857		03/27/08	300
Sumter	SC	None	263,859	490,128	1,500	None	263,859	491,628	755,487	94,653		03/27/08	300
Sumter	SC	None	362,367	673,012	1,500	None	362,367	674,512	1,036,879	129,705		03/27/08	300
Sumter	SC	None	181,183	336,587	1,500	None	181,183	338,087	519,270	65,224		03/27/08	300
Sumter	SC	None	154,797	287,584	1,500	None	154,797	289,084	443,881	55,832		03/27/08	300
Sumter	SC	None	351,812	653,469	1,500	None	351,812	654,969	1,006,781	125,960		03/27/08	300
Sumter	SC	None	334,222	620,801	1,500	None	334,222	622,301	956,523	119,698		03/27/08	300
Sumter	SC	None	281,450	522,796	1,500	None	281,450	524,296	805,746	100,914		03/27/08	300
Sumter	SC	None	149,520	278,284	1,000	None	149,520	279,284	428,804	53,812		03/27/08	300
Sumter	SC	None	146,002	271,250	1,500	None	146,002	272,750	418,752	52,701		03/27/08	300
Sumter	SC	None	372,921	693,113	1,000	None	372,921	694,113	1,067,034	133,321		03/27/08	300
Sumter	SC	None	149,520	277,726	1,500	None	149,520	279,226	428,746	53,942		03/27/08	300
Sumter	SC	None	262,100	486,861	1,500	None	262,100	488,361	750,461	94,026		03/27/08	300
Sumter	SC	None	184,701	344,620	None	None	184,701	344,620	529,321	66,051		03/27/08	300
West Aiken	SC	None	400,000	402,665	None	None	400,000	402,665	802,665	216,764		07/22/99	300
West Columbia	SC	None	410,000	693,574	None	None	410,000	693,574	1,103,574	373,368		07/22/99	300
West Columbia	SC	None	336,000	624,727	None	None	336,000	624,727	960,727	217,611		04/14/04	300
Arrington	TN	None	385,000	716,242	None	None	385,000	716,242	1,101,242	263,809		10/16/03	300
Athens	TN	None	175,000	326,242	None	None	175,000	326,242	501,242	120,159		10/16/03	300
Athens	TN	None	124,179	231,860	None	None	124,179	231,860	356,039	85,395		10/16/03	300
Benton	TN	None	192,500	358,742	None	None	192,500	358,742	551,242	132,130		10/16/03	300
Chattanooga	TN	None	181,731	338,741	None	None	181,731	338,741	520,472	124,763		10/16/03	300
Chattanooga	TN	None	168,000	313,242	None	None	168,000	313,242	481,242	115,371		10/16/03	300
Chattanooga	TN	None	175,000	326,242	(79,571)	None	162,879	258,792	421,671	95,315		10/16/03	300
Chattanooga	TN	None	159,979	298,346	None	None	159,979	298,346	458,325	109,884		10/16/03	300
Chattanooga	TN	None	105,000	196,242	None	None	105,000	196,242	301,242	72,276		10/16/03	300
Chattanooga	TN	None	245,000	456,242	None	None	245,000	456,242	701,242	168,043		10/16/03	300
Chattanooga	TN	None	297,500	553,742	None	None	297,500	553,742	851,242	203,955		10/16/03	300
Chattanooga	TN	None	323,750	822,529	None	None	323,750	822,529	1,146,279	283,045		10/16/03	300
Chattanooga	TN	None	280,000	521,242	None	None	280,000	521,242	801,242	191,984		10/16/03	300
Chattanooga	TN	None	257,250	478,992	None	None	257,250	478,992	736,242	176,422		10/16/03	300
Chattanooga	TN	None	283,209	527,201	None	None	283,209	527,201	810,410	194,179		10/16/03	300
Chattanooga	TN	None	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	371,547		10/16/03	300
Chattanooga	TN	None	332,500	618,742	None	None	332,500	618,742	951,242	227,897		10/16/03	300
Chattanooga	TN	None	300,373	559,077	(39,679)	None	260,694	559,077	819,771	205,920		10/16/03	300
Chattanooga	TN	None	175,000	326,242	(24,664)	None	150,336	326,242	476,578	120,159		10/16/03	300
Cleveland	TN	None	110,009	205,545	None	None	110,009	205,545	315,554	75,703		10/16/03	300
Cleveland	TN	None	227,500	423,742	None	None	227,500	423,742	651,242	156,072		10/16/03	300
Cleveland	TN	None	280,000	521,242	None	None	280,000	521,242	801,242	191,984		10/16/03	300
Cleveland	TN	None	245,000	456,242	None	None	245,000	456,242	701,242	168,043		10/16/03	300
Cleveland	TN	None	157,500	293,742	None	None	157,500	293,742	451,242	108,189		10/16/03	300
Cleveland	TN	None	122,500	228,742	None	None	122,500	228,742	351,242	84,247		10/16/03	300
Cleveland	TN	None	300,373	559,077	None	None	300,373	559,077	859,450	205,920		10/16/03	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dayton	TN	None	262,500	488,742	None	None	262,500	488,742	751,242	180,014		10/16/03	300
Decatur	TN	None	181,731	338,742	None	None	181,731	338,742	520,473	124,764		10/16/03	300
Dunlap	TN	None	315,000	586,242	None	None	315,000	586,242	901,242	215,926		10/16/03	300
Etowah	TN	None	192,500	358,742	None	None	192,500	358,742	551,242	132,130		10/16/03	300
Gallatin	TN	None	525,000	976,242	None	None	525,000	976,242	1,501,242	359,576		10/16/03	300
Gray	TN	None	191,151	355,563	None	None	191,151	355,563	546,714	72,889		11/29/07	300
Harrison	TN	None	484,313	900,680	None	None	484,313	900,680	1,384,993	331,744		10/16/03	300
Hixson	TN	None	271,250	504,992	None	None	271,250	504,992	776,242	185,999		10/16/03	300
Hixson	TN	None	513,215	954,355	None	None	513,215	954,355	1,467,570	351,515		10/16/03	300
Hixson	TN	None	94,500	176,742	None	None	94,500	176,742	271,242	65,094		10/16/03	300
Hixson	TN	None	300,373	559,077	None	None	300,373	559,077	859,450	205,920		10/16/03	300
Kimball	TN	None	332,500	618,742	None	None	332,500	618,742	951,242	227,897		10/16/03	300
Kingsport	TN	None	155,603	289,545	None	None	155,603	289,545	445,148	59,355		11/29/07	300
Kingsport	TN	None	310,303	576,845	None	None	310,303	576,845	887,148	118,252		11/29/07	300
La Vergne	TN	None	340,000	650,000	None	None	340,000	650,000	990,000	451,750		08/25/95	300
La Vergne	TN	None	577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	395,489		10/16/03	300
Manchester	TN	None	266,119	495,463	None	None	266,119	495,463	761,582	182,489		10/16/03	300
Manchester	TN	None	281,675	524,352	None	None	281,675	524,352	806,027	193,130		10/16/03	300
Manchester	TN	None	319,846	595,242	None	None	319,846	595,242	915,088	219,241		10/16/03	300
Monteagle	TN	None	271,173	504,849	None	None	271,173	504,849	776,022	185,946		10/16/03	300
Mt. Juliet	TN	None	397,128	738,764	None	None	397,128	738,764	1,135,892	272,105		10/16/03	300
Murfreesboro	TN	None	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	376,335		10/16/03	300
Murfreesboro	TN	None	467,810	870,032	None	None	467,810	870,032	1,337,842	320,455		10/16/03	300
Murfreesboro	TN	None	300,373	559,077	None	None	300,373	559,077	859,450	205,920		10/16/03	300
Nashville	TN	None	498,628	927,264	None	None	498,628	927,264	1,425,892	341,536		10/16/03	300
Ocoee	TN	None	119,792	223,713	(11,239)	None	108,553	223,713	332,266	82,395		10/16/03	300
Ooltewah	TN	None	234,231	436,241	None	None	234,231	436,241	670,472	160,676		10/16/03	300
Ooltewah	TN	None	700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	436,887		10/16/03	300
Ooltewah	TN	None	105,000	196,242	None	None	105,000	196,242	301,242	72,276		10/16/03	300
Red Bank	TN	None	350,000	651,242	None	None	350,000	651,242	1,001,242	239,868		10/16/03	300
Roan Mountain	TN	None	286,303	532,274	None	None	286,303	532,274	818,577	109,115		11/29/07	300
Shelbyville	TN	None	320,229	595,953	None	None	320,229	595,953	916,182	219,503		10/16/03	300
Smyrna	TN	None	426,466	793,251	None	None	426,466	793,251	1,219,717	292,174		10/16/03	300
Smyrna	TN	None	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	294,459		09/27/06	300
Soddy Daisy	TN	None	297,500	553,732	None	None	297,500	553,732	851,232	203,952		10/16/03	300
Soddy Daisy	TN	None	350,000	651,242	None	None	350,000	651,242	1,001,242	239,868		10/16/03	300
Soddy Daisy	TN	None	245,000	456,242	None	None	245,000	456,242	701,242	168,043		10/16/03	300
Sweetwater	TN	None	122,500	228,742	None	None	122,500	228,742	351,242	84,247		10/16/03	300
Sweetwater	TN	None	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	339,178		10/16/03	300
Sweetwater	TN	None	133,000	248,242	None	None	133,000	248,242	381,242	91,429		10/16/03	300
Abingdon	VA	None	57,847	107,997	None	None	57,847	107,997	165,844	22,138		11/29/07	300
Big Stone Gap	VA	None	527,303	979,860	None	None	527,303	979,860	1,507,163	200,870		11/29/07	300
Bristol	VA	None	213,369	396,824	None	None	213,369	396,824	610,193	81,347		11/29/07	300
Bristol	VA	None	268,303	498,845	None	None	268,303	498,845	767,148	102,262		11/29/07	300
Bristol	VA	None	171,156	318,428	None	None	171,156	318,428	489,584	65,276		11/29/07	300
Castlewood	VA	None	387,303	720,307	None	None	387,303	720,307	1,107,610	147,661		11/29/07	300
Cedar Bluff	VA	None	492,303	915,307	None	None	492,303	915,307	1,407,610	187,636		11/29/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Chatham	VA	None	347,728	525,031	None	None	347,728	525,031	872,759	205,630		03/19/03	300
Chesapeake	VA	None	225,000	400,366	None	None	225,000	400,366	625,366	118,108		08/18/05	300
Clintwood	VA	None	378,553	703,610	None	None	378,553	703,610	1,082,163	144,239		11/29/07	300
Coeburn	VA	None	168,934	314,764	None	None	168,934	314,764	483,698	64,525		11/29/07	300
Coeburn	VA	None	312,303	581,021	None	None	312,303	581,021	893,324	119,108		11/29/07	300
Coeburn	VA	None	282,303	525,307	None	None	282,303	525,307	807,610	107,686		11/29/07	300
Collinsville	VA	None	84,465	130,137	None	None	84,465	130,137	214,602	50,963		03/19/03	300
Danville	VA	None	149,276	227,333	None	None	149,276	227,333	376,609	89,031		03/19/03	300
Danville	VA	None	83,644	128,884	None	None	83,644	128,884	212,528	50,473		03/19/03	300
Danville	VA	None	266,722	403,501	None	None	266,722	403,501	670,223	158,031		03/19/03	300
Franklin	VA	None	536,667	863,699	None	None	536,667	863,699	1,400,366	254,791		08/18/05	300
Gate City	VA	None	422,303	784,845	None	None	422,303	784,845	1,207,148	160,892		11/29/07	300
Glen Allen	VA	None	700,000	440,965	None	None	700,000	440,965	1,140,965	259,425		04/17/98	300
Hampton	VA	None	433,985	459,108	None	None	433,985	459,108	893,093	270,098		04/17/98	300
Highland Springs	VA	None	396,720	598,547	None	None	396,720	598,547	995,267	234,424		03/19/03	300
Honaker	VA	None	492,303	915,307	None	None	492,303	915,307	1,407,610	187,636		11/29/07	300
Martinsville	VA	None	246,820	373,653	None	None	246,820	373,653	620,473	146,340		03/19/03	300
Martinsville	VA	None	83,521	128,706	None	None	83,521	128,706	212,227	50,403		03/19/03	300
Midlothian	VA	None	325,000	302,872	None	153	325,000	303,025	628,025	186,276		08/21/97	300
Newport News	VA	None	490,616	605,304	None	None	490,616	605,304	1,095,920	326,778	01/20/00	04/17/98	300
Norton	VA	None	157,826	293,688	None	None	157,826	293,688	451,514	60,204		11/29/07	300
Norton	VA	None	457,303	849,860	None	None	457,303	849,860	1,307,163	174,220		11/29/07	300
Norton	VA	None	222,256	413,344	None	None	222,256	413,344	635,600	84,734		11/29/07	300
Pound	VA	None	256,170	476,327	None	None	256,170	476,327	732,497	97,645		11/29/07	300
Pound	VA	None	276,303	513,717	None	None	276,303	513,717	790,020	105,310		11/29/07	300
Richlands	VA	None	140,051	261,125	None	None	140,051	261,125	401,176	53,529		11/29/07	300
Richmond	VA	None	700,000	400,740	None	None	700,000	400,740	1,100,740	235,761		04/17/98	300
Richmond	VA	None	400,000	250,875	None	None	400,000	250,875	650,875	147,589		04/17/98	300
Richmond	VA	None	1,000,000	740	None	None	1,000,000	740	1,000,740	428		04/17/98	300
Richmond	VA	None	700,000	100,695	None	None	700,000	100,695	800,695	59,235		04/17/98	300
Richmond	VA	None	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,397,185		08/22/02	300
Richmond	VA	None	298,227	451,014	None	None	298,227	451,014	749,241	176,640		03/19/03	300
Richmond	VA	None	329,698	498,015	None	None	329,698	498,015	827,713	195,048		03/19/03	300
Richmond	VA	None	213,982	324,659	None	None	213,982	324,659	538,641	127,151		03/19/03	300
Richmond	VA	None	482,735	727,776	None	None	482,735	727,776	1,210,511	285,039		03/19/03	300
Richmond	VA	None	350,453	529,365	None	None	350,453	529,365	879,818	207,327		03/19/03	300
Richmond	VA	None	323,496	488,918	None	None	323,496	488,918	812,414	191,486		03/19/03	300
Richmond	VA	None	278,443	421,584	None	None	278,443	421,584	700,027	165,113		03/19/03	300
Roanoke	VA	None	325,000	575,366	None	None	325,000	575,366	900,366	169,733		08/18/05	300
Rosedale	VA	None	211,147	393,160	None	None	211,147	393,160	604,307	80,596		11/29/07	300
Sandston	VA	None	152,535	232,528	None	None	152,535	232,528	385,063	91,066		03/19/03	300
South Boston	VA	None	160,893	244,778	None	None	160,893	244,778	405,671	95,864		03/19/03	300
St. Paul	VA	None	334,803	622,807	None	None	334,803	622,807	957,610	127,674		11/29/07	300
St. Paul	VA	None	422,303	785,307	None	None	422,303	785,307	1,207,610	160,986		11/29/07	300
Stafford	VA	None	271,865	601,997	None	167	271,865	602,164	874,029	386,358		12/20/96	300
Staunton	VA	None	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	295,108		08/18/05	300
Suffolk	VA	None	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	295,108		08/18/05	300
Tazewell	VA	None	153,382	285,882	None	None	153,382	285,882	439,264	58,604		11/29/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Troutville	VA	None	575,000	975,366	None	None	575,000	975,366	1,550,366	287,733		08/18/05	300
Virginia Beach	VA	None	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	935,567		06/27/02	300
Warrenton	VA	None	515,971	649,125	None	161	515,971	649,286	1,165,257	416,594		12/20/96	300
Weber City	VA	None	369,803	687,345	None	None	369,803	687,345	1,057,148	140,904		11/29/07	300
Williamsburg	VA	None	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	656,421		06/27/02	300
Wise	VA	None	334,803	622,360	None	None	334,803	622,360	957,163	127,582		11/29/07	300
Wise	VA	None	66,733	124,517	None	None	66,733	124,517	191,250	25,524		11/29/07	300
Wise	VA	None	527,303	979,860	None	None	527,303	979,860	1,507,163	200,870		11/29/07	300
Wytheville	VA	None	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	465,460		08/18/05	300
Yorktown	VA	None	309,435	447,144	None	None	309,435	447,144	756,579	263,054		04/17/98	300
Spokane	WA	None	66,150	146,921	55,528	7,650	66,150	210,099	276,249	164,748		11/18/87	300
East Troy	WI	None	578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	131,141		12/28/09	300
Ellsworth	WI	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
Menomonie	WI	None	770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	117,104		12/01/10	300
Menomonie	WI	None	175,000	323,000	2,000	None	175,000	325,000	500,000	26,795		12/01/10	300
Menomonie	WI	None	441,256	817,975	1,500	None	441,256	819,475	1,260,731	67,114		12/01/10	300
Mondovi	WI	None	175,000	323,500	1,500	None	175,000	325,000	500,000	26,732		12/01/10	300
Osseo	WI	None	613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	93,345		12/01/10	300

Crafts and novelties
Morgan Hill	CA	None	319,063	2,518,205	None	None	319,063	2,518,205	2,837,268	29,379		09/18/12	300
Rancho Cucamonga	CA	None	2,790,740	4,713,106	None	None	2,790,740	4,713,106	7,503,846	54,986		09/18/12	300
Roseville	CA	None	1,415,674	4,367,269	None	None	1,415,674	4,367,269	5,782,943	50,951		09/18/12	300
Temecula	CA	None	2,027,441	4,644,558	None	None	2,027,441	4,644,558	6,671,999	54,187		09/18/12	300
Clermont	FL	None	980,500	3,632,575	None	None	980,500	3,632,575	4,613,075	213	In-progress	06/26/12	300
Cutler Ridge	FL	None	743,498	657,485	200,746	154	743,498	858,385	1,601,883	479,600		12/31/98	300
Rockford	IL	None	159,587	618,398	None	211	159,587	618,609	778,196	398,888		11/26/96	300
Stony Brook	NY	None	980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	1,008,445		01/11/99	300
Pleasant Hills	PA	None	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	474,886		11/01/02	300

Diversified industrial
Portland	TN	10,150,000	1,481,370	10,969,189	None	None	1,481,370	10,969,189	12,450,559	127,974		09/19/12	300

Dollar stores
Birmingham	AL	None	707,673	1,314,251	None	None	707,673	1,314,251	2,021,924	28,475		06/01/12	300
Birmingham	AL	None	322,861	599,600	None	None	322,861	599,600	922,461	999		12/14/12	300
Decatur	AL	None	301,085	559,159	None	None	301,085	559,159	860,244	12,115		06/01/12	300
Florence	AL	None	419,440	778,959	None	None	419,440	778,959	1,198,399	1,298		12/14/12	300
Huntsville	AL	None	501,318	931,020	None	None	501,318	931,020	1,432,338	20,172		06/01/12	300
Montgomery	AL	None	532,170	988,317	None	None	532,170	988,317	1,520,487	1,647		12/14/12	300
Montgomery	AL	None	366,980	681,533	None	None	366,980	681,533	1,048,513	1,136		12/14/12	300
Prichard	AL	None	429,411	797,478	None	None	429,411	797,478	1,226,889	1,329		12/14/12	300
Atkins	AR	None	264,657	491,507	None	None	264,657	491,507	756,164	819		12/14/12	300
Hope	AR	None	421,413	782,623	None	None	421,413	782,623	1,204,036	16,957		06/01/12	300
Marianna	AR	None	230,373	427,836	None	None	230,373	427,836	658,209	713		12/14/12	300
Pine Bluff	AR	None	562,282	1,044,237	None	None	562,282	1,044,237	1,606,519	22,625		06/01/12	300
Pine Bluff	AR	None	579,851	1,076,865	None	None	579,851	1,076,865	1,656,716	1,795		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

West Helena	AR	None	331,612	615,851	None	None	331,612	615,851	947,463	1,026		12/14/12	300
Camp Verde	AZ	None	244,826	454,678	None	None	244,826	454,678	699,504	9,851		06/01/12	300
Lake Havasu	AZ	None	439,388	816,005	None	None	439,388	816,005	1,255,393	17,680		06/01/12	300
Phoenix	AZ	None	712,708	1,323,600	None	None	712,708	1,323,600	2,036,308	28,678		06/01/12	300
Phoenix	AZ	None	642,917	1,193,990	None	None	642,917	1,193,990	1,836,907	25,870		06/01/12	300
Phoenix	AZ	None	721,637	1,340,182	None	None	721,637	1,340,182	2,061,819	29,037		06/01/12	300
Phoenix	AZ	None	580,167	1,077,452	None	None	580,167	1,077,452	1,657,619	23,345		06/01/12	300
Tolleson	AZ	None	581,123	1,079,228	None	None	581,123	1,079,228	1,660,351	23,383		06/01/12	300
Tucson	AZ	None	461,061	856,257	None	None	461,061	856,257	1,317,318	18,552		06/01/12	300
Yuma	AZ	None	225,609	418,988	None	None	225,609	418,988	644,597	9,078		06/01/12	300
Federal Heights	CO	None	561,752	1,043,254	None	None	561,752	1,043,254	1,605,006	22,604		06/01/12	300
Federal Heights	CO	None	501,314	931,013	None	None	501,314	931,013	1,432,327	20,172		06/01/12	300
Bartow	FL	None	476,372	884,692	None	None	476,372	884,692	1,361,064	1,474		12/14/12	300
Brandon	FL	None	605,652	1,124,782	None	None	605,652	1,124,782	1,730,434	1,875		12/14/12	300
Cottondale	FL	None	458,337	851,196	None	None	458,337	851,196	1,309,533	1,419		12/14/12	300
Crystal River	FL	None	432,782	803,739	None	None	432,782	803,739	1,236,521	1,340		12/14/12	300
Fern Park	FL	None	663,492	1,232,199	None	None	663,492	1,232,199	1,895,691	2,054		12/14/12	300
Gainesville	FL	None	491,957	913,635	None	None	491,957	913,635	1,405,592	1,523		12/14/12	300
Groveland	FL	None	101,782	189,258	None	189	101,782	189,447	291,229	104,574		03/31/99	300
Hudson	FL	None	485,785	902,173	None	None	485,785	902,173	1,387,958	1,504		12/14/12	300
Immokalee	FL	None	659,438	1,224,671	None	None	659,438	1,224,671	1,884,109	26,535		06/01/12	300
Jacksonville	FL	None	479,745	890,954	None	None	479,745	890,954	1,370,699	19,304		06/01/12	300
Jacksonville	FL	None	635,245	1,179,740	None	None	635,245	1,179,740	1,814,985	1,966		12/14/12	300
Jacksonville	FL	None	577,368	1,072,255	None	None	577,368	1,072,255	1,649,623	1,787		12/14/12	300
Jacksonville	FL	None	774,832	1,438,974	None	None	774,832	1,438,974	2,213,806	2,398		12/14/12	300
Jacksonville	FL	None	580,539	1,078,144	None	None	580,539	1,078,144	1,658,683	1,797		12/14/12	300
Jasper	FL	None	397,823	738,814	None	None	397,823	738,814	1,136,637	1,231		12/14/12	300
Lakeland	FL	None	342,755	636,546	None	None	342,755	636,546	979,301	13,792		06/01/12	300
Lakeland	FL	None	455,575	846,067	None	None	455,575	846,067	1,301,642	1,410		12/14/12	300
Largo	FL	None	567,646	1,054,201	None	None	567,646	1,054,201	1,621,847	1,757		12/14/12	300
Lehigh Acres	FL	None	560,116	1,040,215	None	None	560,116	1,040,215	1,600,331	1,734		12/14/12	300
Miami	FL	None	648,087	1,203,591	None	None	648,087	1,203,591	1,851,678	2,006		12/14/12	300
Ocala	FL	None	482,475	896,026	None	None	482,475	896,026	1,378,501	1,493		12/14/12	300
Opa Locka	FL	None	665,870	1,236,615	None	None	665,870	1,236,615	1,902,485	26,793		06/01/12	300
Panama City	FL	None	468,060	869,253	None	None	468,060	869,253	1,337,313	1,449		12/14/12	300
S Dayton Beach	FL	None	652,903	1,212,534	None	None	652,903	1,212,534	1,865,437	2,021		12/14/12	300
Seminole	FL	None	541,317	1,005,304	None	None	541,317	1,005,304	1,546,621	1,676		12/14/12	300
Tampa	FL	None	559,416	1,038,915	None	None	559,416	1,038,915	1,598,331	22,510		06/01/12	300
Tampa	FL	None	552,447	1,025,973	None	None	552,447	1,025,973	1,578,420	22,229		06/01/12	300
Tampa	FL	None	549,314	1,020,154	None	None	549,314	1,020,154	1,569,468	1,700		12/14/12	300
Tampa	FL	None	611,153	1,134,998	None	None	611,153	1,134,998	1,746,151	1,892		12/14/12	300
Tampa	FL	None	634,199	1,177,799	None	None	634,199	1,177,799	1,811,998	1,963		12/14/12	300
Temple Terrace	FL	None	666,400	1,237,599	None	None	666,400	1,237,599	1,903,999	26,815		06/01/12	300
Winter Haven	FL	None	441,079	819,148	None	None	441,079	819,148	1,260,227	17,748		06/01/12	300
Winter Haven	FL	None	437,109	811,775	None	None	437,109	811,775	1,248,884	1,353		12/14/12	300
Augusta	GA	None	572,784	1,063,741	None	None	572,784	1,063,741	1,636,525	23,048		06/01/12	300
Augusta	GA	None	396,046	735,513	None	None	396,046	735,513	1,131,559	1,226		12/14/12	300
Brunswick	GA	None	525,784	976,455	None	None	525,784	976,455	1,502,239	1,627		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Brunswick	GA	None	374,722	695,913	None	None	374,722	695,913	1,070,635	1,160		12/14/12	300
Conyers	GA	None	737,753	1,370,114	None	None	737,753	1,370,114	2,107,867	29,686		06/01/12	300
Dawson	GA	None	413,732	768,359	None	None	413,732	768,359	1,182,091	1,281		12/14/12	300
Thomasville	GA	None	407,954	757,629	None	None	407,954	757,629	1,165,583	1,263		12/14/12	300
Warrenton	GA	None	298,668	554,669	None	None	298,668	554,669	853,337	924		12/14/12	300
Waycross	GA	None	417,843	775,994	None	None	417,843	775,994	1,193,837	1,293		12/14/12	300
Wrightsville	GA	None	274,254	509,328	None	None	274,254	509,328	783,582	849		12/14/12	300
Des Moines	IA	None	455,336	845,625	None	None	455,336	845,625	1,300,961	18,322		06/01/12	300
Mason City	IA	None	242,135	449,678	None	None	242,135	449,678	691,813	9,743		06/01/12	300
Calumet City	IL	None	561,828	1,043,394	None	None	561,828	1,043,394	1,605,222	22,607		06/01/12	300
Chicago	IL	None	759,213	1,409,966	None	None	759,213	1,409,966	2,169,179	2,350		12/14/12	300
Dwight	IL	None	355,224	659,701	None	None	355,224	659,701	1,014,925	1,100		12/14/12	300
East Saint Louis	IL	None	564,367	1,048,111	None	None	564,367	1,048,111	1,612,478	1,747		12/14/12	300
Galesburg	IL	None	325,959	605,353	None	None	325,959	605,353	931,312	13,116		06/01/12	300
Harvey	IL	None	356,530	662,127	None	None	356,530	662,127	1,018,657	1,104		12/14/12	300
Joliet	IL	None	396,961	737,212	None	None	396,961	737,212	1,134,173	1,229		12/14/12	300
Metropolis	IL	None	522,911	971,120	None	None	522,911	971,120	1,494,031	1,619		12/14/12	300
Peoria	IL	None	378,198	702,367	None	None	378,198	702,367	1,080,565	15,218		06/01/12	300
Virden	IL	None	546,679	1,015,261	None	None	546,679	1,015,261	1,561,940	1,692		12/14/12	300
Anderson	IN	None	634,963	1,179,216	None	None	634,963	1,179,216	1,814,179	1,965		12/14/12	300
Indianapolis	IN	None	454,789	844,607	None	None	454,789	844,607	1,299,396	18,300		06/01/12	300
New Albany	IN	None	437,343	812,209	None	None	437,343	812,209	1,249,552	1,354		12/14/12	300
Parker City	IN	None	266,530	494,983	None	None	266,530	494,983	761,513	10,725		06/01/12	300
Rockport	IN	None	203,782	378,451	None	None	203,782	378,451	582,233	631		12/14/12	300
South Bend	IN	None	507,845	943,140	None	None	507,845	943,140	1,450,985	1,572		12/14/12	300
Arma	KS	None	170,875	793,860	None	None	170,875	793,860	964,735	11,908		08/30/12	300
Basehor	KS	None	171,627	872,548	None	None	171,627	872,548	1,044,175	13,088		08/30/12	300
Burlington	KS	None	173,930	806,439	None	None	173,930	806,439	980,369	12,097		08/30/12	300
Cheney	KS	None	161,300	770,354	None	None	161,300	770,354	931,654	11,555		08/30/12	300
Cherryvale	KS	None	90,248	811,836	None	None	90,248	811,836	902,084	12,178		08/30/12	300
Coffeyville	KS	None	519,254	964,328	None	None	519,254	964,328	1,483,582	1,607		12/14/12	300
Edwardsville	KS	None	161,785	906,004	None	None	161,785	906,004	1,067,789	13,590		08/30/12	300
Elkhart	KS	None	119,882	848,233	None	None	119,882	848,233	968,115	12,724		08/30/12	300
Fort Scott	KS	None	442,309	875,130	None	None	442,309	875,130	1,317,439	7,293		10/31/12	300
Fredonia	KS	None	353,485	699,387	None	None	353,485	699,387	1,052,872	5,828		10/31/12	300
Galena	KS	None	348,023	688,581	None	None	348,023	688,581	1,036,604	5,738		10/31/12	300
Horton	KS	None	101,571	844,142	None	None	101,571	844,142	945,713	12,662		08/30/12	300
Hoxie	KS	None	338,945	670,621	None	None	338,945	670,621	1,009,566	5,589		10/31/12	300
Independence	KS	None	350,000	727,505	None	None	350,000	727,505	1,077,505	6,063		10/31/12	300
Kansas City	KS	None	577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	23,219		06/01/12	300
Kansas City	KS	None	140,147	922,934	None	None	140,147	922,934	1,063,081	13,844		08/30/12	300
Lawrence	KS	None	236,948	965,247	None	None	236,948	965,247	1,202,195	14,479		08/30/12	300
Leavenworth	KS	None	432,608	855,938	None	None	432,608	855,938	1,288,546	7,133		10/31/12	300
Liberal	KS	None	344,113	680,846	None	None	344,113	680,846	1,024,959	5,674		10/31/12	300
Lyndon	KS	None	100,642	822,510	None	None	100,642	822,510	923,152	12,338		08/30/12	300
Neodesha	KS	None	124,388	867,203	None	None	124,388	867,203	991,591	13,008		08/30/12	300
Newton	KS	None	110,986	873,540	None	None	110,986	873,540	984,526	13,103		08/30/12	300
Salina	KS	None	194,508	889,894	None	None	194,508	889,894	1,084,402	13,348		08/30/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Topeka	KS	None	352,665	697,766	None	None	352,665	697,766	1,050,431	5,815		10/31/12	300
Washington	KS	None	81,586	828,885	None	None	81,586	828,885	910,471	12,433		08/30/12	300
Wichita	KS	None	375,827	743,592	None	None	375,827	743,592	1,119,419	6,197		10/31/12	300
Wichita	KS	None	90,000	1,206,374	None	None	90,000	1,206,374	1,296,374	10,053		10/31/12	300
Wichita	KS	None	444,855	880,168	None	None	444,855	880,168	1,325,023	7,335		10/31/12	300
Wichita	KS	None	412,493	816,139	None	None	412,493	816,139	1,228,632	6,801		10/31/12	300
Wichita	KS	None	418,954	828,922	None	None	418,954	828,922	1,247,876	6,908		10/31/12	300
Louisville	KY	None	499,759	928,124	None	None	499,759	928,124	1,427,883	1,547		12/14/12	300
Mount Vernon	KY	None	470,619	874,008	None	None	470,619	874,008	1,344,627	1,457		12/14/12	300
Somerset	KY	None	456,467	847,725	None	None	456,467	847,725	1,304,192	18,367		06/01/12	300
Baton Rouge	LA	None	563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	22,659		06/01/12	300
Baton Rouge	LA	None	433,213	804,539	None	None	433,213	804,539	1,237,752	1,341		12/14/12	300
Dixie Inn	LA	None	318,870	592,187	None	None	318,870	592,187	911,057	987		12/14/12	300
Dutch Town	LA	None	489,660	909,368	None	None	489,660	909,368	1,399,028	1,516		12/14/12	300
Hammond	LA	None	417,284	774,955	None	None	417,284	774,955	1,192,239	16,791		06/01/12	300
Logansport	LA	None	494,202	917,805	None	None	494,202	917,805	1,412,007	1,530		12/14/12	300
Minden	LA	None	339,679	630,832	None	None	339,679	630,832	970,511	13,668		06/01/12	300
Saint Bernard	LA	None	447,884	831,784	None	None	447,884	831,784	1,279,668	18,022		06/01/12	300
Shreveport	LA	None	605,336	1,124,196	None	None	605,336	1,124,196	1,729,532	24,358		06/01/12	300
Shreveport	LA	None	719,595	1,336,390	None	None	719,595	1,336,390	2,055,985	2,227		12/14/12	300
Bangor	MI	None	513,772	954,149	None	None	513,772	954,149	1,467,921	20,673		06/01/12	300
Battle Creek	MI	None	438,869	815,042	None	None	438,869	815,042	1,253,911	17,659		06/01/12	300
Beaverton	MI	None	242,135	449,678	None	None	242,135	449,678	691,813	9,743		06/01/12	300
Croswell	MI	None	387,461	719,571	None	None	387,461	719,571	1,107,032	15,591		06/01/12	300
Dearborn	MI	None	522,650	970,637	None	None	522,650	970,637	1,493,287	21,030		06/01/12	300
Detroit	MI	None	667,232	1,239,145	None	None	667,232	1,239,145	1,906,377	26,848		06/01/12	300
Flint	MI	None	510,751	948,537	None	None	510,751	948,537	1,459,288	20,552		06/01/12	300
Grand Rapids	MI	None	526,567	977,911	None	None	526,567	977,911	1,504,478	1,630		12/14/12	300
Jackson	MI	None	473,329	879,039	None	None	473,329	879,039	1,352,368	19,046		06/01/12	300
Jackson	MI	None	592,388	1,100,149	None	None	592,388	1,100,149	1,692,537	1,834		12/14/12	300
Marion	MI	None	354,869	659,042	None	None	354,869	659,042	1,013,911	1,098		12/14/12	300
Mount Morris	MI	None	604,949	1,123,476	None	None	604,949	1,123,476	1,728,425	1,872		12/14/12	300
Onaway	MI	None	510,098	947,326	None	None	510,098	947,326	1,457,424	1,579		12/14/12	300
Romulus	MI	None	578,474	1,074,310	None	None	578,474	1,074,310	1,652,784	23,277		06/01/12	300
Yale	MI	None	248,856	462,160	None	None	248,856	462,160	711,016	10,013		06/01/12	300
Kansas City	MO	None	443,895	824,377	None	None	443,895	824,377	1,268,272	17,862		06/01/12	300
Kansas City	MO	None	557,439	1,035,244	None	None	557,439	1,035,244	1,592,683	22,430		06/01/12	300
Kansas City	MO	None	352,739	697,913	None	None	352,739	697,913	1,050,652	5,816		10/31/12	300
St Louis	MO	None	647,256	1,202,046	None	None	647,256	1,202,046	1,849,302	26,044		06/01/12	300
Jackson	MS	None	465,674	864,824	None	None	465,674	864,824	1,330,498	18,738		06/01/12	300
Jackson	MS	None	668,518	1,241,534	None	None	668,518	1,241,534	1,910,052	26,900		06/01/12	300
Liberty	MS	None	432,170	802,601	None	None	432,170	802,601	1,234,771	17,390		06/01/12	300
Vicksburg	MS	None	577,491	1,072,483	None	None	577,491	1,072,483	1,649,974	23,237		06/01/12	300
Durham	NC	None	442,367	821,540	None	None	442,367	821,540	1,263,907	1,369		12/14/12	300
Kings Mountain	NC	None	492,867	915,324	None	None	492,867	915,324	1,408,191	1,526		12/14/12	300
Lincolnton	NC	None	343,797	638,479	None	None	343,797	638,479	982,276	1,064		12/14/12	300
Lumberton	NC	None	459,702	853,731	None	None	459,702	853,731	1,313,433	1,423		12/14/12	300
Marion	NC	None	475,680	883,406	None	None	475,680	883,406	1,359,086	1,472		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Taylorsville	NC	None	336,401	624,744	None	None	336,401	624,744	961,145	1,041		12/14/12	300
Winterville	NC	None	250,429	465,082	None	None	250,429	465,082	715,511	10,077		06/01/12	300
Lexington	NE	None	370,620	688,294	None	None	370,620	688,294	1,058,914	1,147		12/14/12	300
Nebraska City	NE	None	190,852	354,439	None	None	190,852	354,439	545,291	591		12/14/12	300
South Sioux City	NE	None	290,379	539,274	None	None	290,379	539,274	829,653	11,684		06/01/12	300
Manchester	NH	None	457,288	849,249	None	None	457,288	849,249	1,306,537	1,415		12/14/12	300
Walpole	NH	None	477,671	887,103	None	None	477,671	887,103	1,364,774	1,479		12/14/12	300
Malaga	NJ	None	513,159	953,010	None	None	513,159	953,010	1,466,169	1,588		12/14/12	300
Albuquerque	NM	None	589,570	1,094,917	None	None	589,570	1,094,917	1,684,487	23,723		06/01/12	300
Albuquerque	NM	None	281,887	523,504	None	None	281,887	523,504	805,391	11,343		06/01/12	300
Bloomfield	NM	None	458,086	850,732	None	None	458,086	850,732	1,308,818	18,433		06/01/12	300
Chama	NM	None	392,836	729,552	None	None	392,836	729,552	1,122,388	1,216		12/14/12	300
Cuba	NM	None	543,339	1,009,059	None	None	543,339	1,009,059	1,552,398	21,863		06/01/12	300
Gallup	NM	None	667,383	1,239,426	None	None	667,383	1,239,426	1,906,809	26,854		06/01/12	300
Kirtland	NM	None	688,532	1,278,703	None	None	688,532	1,278,703	1,967,235	27,705		06/01/12	300
Las Cruces	NM	None	331,422	615,497	None	None	331,422	615,497	946,919	13,336		06/01/12	300
Los Lunas	NM	None	505,257	938,335	None	None	505,257	938,335	1,443,592	20,331		06/01/12	300
Tularosa	NM	None	233,037	432,782	None	None	233,037	432,782	665,819	721		12/14/12	300
Mesquite	NV	None	225,609	418,988	None	None	225,609	418,988	644,597	9,078		06/01/12	300
Gouverneur	NY	None	485,614	901,855	None	None	485,614	901,855	1,387,469	1,503		12/14/12	300
Gowanda	NY	None	503,722	935,484	None	None	503,722	935,484	1,439,206	20,269		06/01/12	300
Schenectady	NY	None	468,077	869,287	None	None	468,077	869,287	1,337,364	1,449		12/14/12	300
Andover	OH	None	469,209	871,388	None	None	469,209	871,388	1,340,597	1,452		12/14/12	300
Blanchester	OH	None	359,899	668,383	None	None	359,899	668,383	1,028,282	1,114		12/14/12	300
Columbus	OH	None	574,968	1,067,799	None	None	574,968	1,067,799	1,642,767	23,136		06/01/12	300
Columbus	OH	None	359,083	666,868	None	None	359,083	666,868	1,025,951	14,449		06/01/12	300
Georgetown	OH	None	381,051	707,665	None	None	381,051	707,665	1,088,716	1,179		12/14/12	300
Kenton	OH	None	400,787	744,320	None	None	400,787	744,320	1,145,107	16,127		06/01/12	300
Manchester	OH	None	371,453	689,842	None	None	371,453	689,842	1,061,295	1,150		12/14/12	300
Mechanicsburg	OH	None	350,151	650,280	None	None	350,151	650,280	1,000,431	14,089		06/01/12	300
Orwell	OH	None	293,628	545,309	None	None	293,628	545,309	838,937	11,815		06/01/12	300
Peebles	OH	None	436,054	809,815	None	None	436,054	809,815	1,245,869	1,350		12/14/12	300
Ripley	OH	None	359,515	667,671	None	None	359,515	667,671	1,027,186	14,466		06/01/12	300
Warren	OH	None	505,805	939,353	None	None	505,805	939,353	1,445,158	20,353		06/01/12	300
Ardmore	OK	None	347,932	646,160	None	None	347,932	646,160	994,092	14,000		06/01/12	300
Claremore	OK	None	231,355	774,203	None	None	231,355	774,203	1,005,558	11,613		08/30/12	300
Clayton	OK	None	428,202	847,219	None	None	428,202	847,219	1,275,421	7,060		10/31/12	300
Davis	OK	None	505,183	999,530	None	None	505,183	999,530	1,504,713	8,329		10/31/12	300
Drumright	OK	None	169,840	315,418	None	None	169,840	315,418	485,258	526		12/14/12	300
Duncan	OK	None	430,448	799,403	None	None	430,448	799,403	1,229,851	1,332		12/14/12	300
Grove	OK	None	376,598	745,118	None	None	376,598	745,118	1,121,716	6,209		10/31/12	300
Haskell	OK	None	228,333	424,047	None	None	228,333	424,047	652,380	9,188		06/01/12	300
Hollis	OK	None	61,713	880,041	None	None	61,713	880,041	941,754	13,201		08/30/12	300
Hulbert	OK	None	336,767	666,310	None	None	336,767	666,310	1,003,077	5,553		10/31/12	300
Kansas	OK	None	342,548	677,749	None	None	342,548	677,749	1,020,297	5,648		10/31/12	300
Kellyville	OK	None	373,030	738,059	None	None	373,030	738,059	1,111,089	6,150		10/31/12	300
Konawa	OK	None	344,210	681,036	None	None	344,210	681,036	1,025,246	5,675		10/31/12	300
Lawton	OK	None	435,764	862,182	None	None	435,764	862,182	1,297,946	7,185		10/31/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oklahoma City	OK	None	640,000	495,915	None	None	640,000	495,915	1,135,915	4,133		10/31/12	300
Oklahoma City	OK	None	318,134	590,821	None	None	318,134	590,821	908,955	985		12/14/12	300
Shawnee	OK	None	288,016	534,887	None	None	288,016	534,887	822,903	11,589		06/01/12	300
Shawnee	OK	None	342,323	677,303	None	None	342,323	677,303	1,019,626	5,644		10/31/12	300
Stratford	OK	None	342,426	677,506	None	None	342,426	677,506	1,019,932	5,646		10/31/12	300
Tulsa	OK	None	384,370	760,495	None	None	384,370	760,495	1,144,865	6,337		10/31/12	300
Wilson	OK	None	89,538	814,202	None	None	89,538	814,202	903,740	12,213		08/30/12	300
Woodward	OK	None	221,150	802,563	None	None	221,150	802,563	1,023,713	12,038		08/30/12	300
Myrtle Beach	SC	None	268,056	497,817	None	None	268,056	497,817	765,873	830		12/14/12	300
Newberry	SC	None	383,286	711,817	None	None	383,286	711,817	1,095,103	1,186		12/14/12	300
Mascot	TN	None	378,741	749,359	None	None	378,741	749,359	1,128,100	6,245		10/31/12	300
Memphis	TN	None	225,548	418,876	None	None	225,548	418,876	644,424	9,076		06/01/12	300
Memphis	TN	None	493,000	915,572	None	None	493,000	915,572	1,408,572	19,837		06/01/12	300
Memphis	TN	None	369,950	687,049	None	None	369,950	687,049	1,056,999	14,886		06/01/12	300
Memphis	TN	None	563,795	1,047,048	None	None	563,795	1,047,048	1,610,843	22,686		06/01/12	300
Memphis	TN	None	552,777	1,026,586	None	None	552,777	1,026,586	1,579,363	22,243		06/01/12	300
Alton	TX	None	345,945	642,468	None	None	345,945	642,468	988,413	13,920		06/01/12	300
Amarillo	TX	None	191,492	811,497	None	None	191,492	811,497	1,002,989	12,172		08/30/12	300
Amarillo	TX	None	260,864	712,639	None	None	260,864	712,639	973,503	10,690		08/30/12	300
Anahuac	TX	None	531,601	987,259	None	None	531,601	987,259	1,518,860	1,645		12/14/12	300
Arcola	TX	None	309,969	961,069	None	None	309,969	961,069	1,271,038	14,416		08/30/12	300
Atlanta	TX	None	401,127	793,650	None	None	401,127	793,650	1,194,777	6,614		10/31/12	300
Austin	TX	None	610,000	876,114	None	None	610,000	876,114	1,486,114	7,301		10/31/12	300
Bacliff	TX	None	557,574	1,035,495	None	None	557,574	1,035,495	1,593,069	22,436		06/01/12	300
Balch Springs	TX	None	588,809	1,093,502	None	None	588,809	1,093,502	1,682,311	1,823		12/14/12	300
Baytown	TX	None	486,394	903,304	None	None	486,394	903,304	1,389,698	19,572		06/01/12	300
Baytown	TX	None	447,005	830,152	None	None	447,005	830,152	1,277,157	17,987		06/01/12	300
Beaumont	TX	None	526,746	978,243	None	None	526,746	978,243	1,504,989	21,195		06/01/12	300
Beaumont	TX	None	186,877	1,007,961	None	None	186,877	1,007,961	1,194,838	15,119		08/30/12	300
Beeville	TX	None	382,613	710,566	None	None	382,613	710,566	1,093,179	15,396		06/01/12	300
Blossom	TX	None	82,320	825,297	None	None	82,320	825,297	907,617	12,379		08/30/12	300
Brownsville	TX	None	287,319	533,592	None	None	287,319	533,592	820,911	11,561		06/01/12	300
Canton	TX	None	165,267	1,358,083	None	None	165,267	1,358,083	1,523,350	20,371		08/30/12	300
Canyon Lake	TX	None	183,707	1,170,581	None	None	183,707	1,170,581	1,354,288	17,559		08/30/12	300
Cedar Creek	TX	None	183,296	933,294	None	None	183,296	933,294	1,116,590	13,999		08/30/12	300
Corpus Christi	TX	None	460,501	855,215	None	None	460,501	855,215	1,315,716	18,530		06/01/12	300
Corpus Christi	TX	None	577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	23,219		06/01/12	300
Corpus Christi	TX	None	291,106	540,626	None	None	291,106	540,626	831,732	11,714		06/01/12	300
Cotulla	TX	None	919,863	1,708,316	None	None	919,863	1,708,316	2,628,179	2,847		12/14/12	300
Creedmoor	TX	None	391,935	775,464	None	None	391,935	775,464	1,167,399	6,462		10/31/12	300
Crystal City	TX	None	549,519	1,020,535	None	None	549,519	1,020,535	1,570,054	1,701		12/14/12	300
Dallas	TX	None	660,890	1,227,367	None	None	660,890	1,227,367	1,888,257	26,593		06/01/12	300
Dallas	TX	None	474,480	881,177	None	None	474,480	881,177	1,355,657	19,092		06/01/12	300
Del Rio	TX	None	447,839	886,072	None	None	447,839	886,072	1,333,911	7,384		10/31/12	300
Desoto	TX	None	452,327	894,952	None	None	452,327	894,952	1,347,279	7,458		10/31/12	300
Eagle Pass	TX	None	516,608	959,416	None	None	516,608	959,416	1,476,024	20,787		06/01/12	300
Eagle Pass	TX	None	383,327	758,431	None	None	383,327	758,431	1,141,758	6,320		10/31/12	300
Fort Stockton	TX	None	465,636	864,752	None	None	465,636	864,752	1,330,388	1,441		12/14/12	300
Fort Worth	TX	None	547,855	1,019,204	None	None	547,855	1,019,204	1,567,059	15,288		08/30/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Fort Worth	TX	None	213,683	848,314	None	None	213,683	848,314	1,061,997	12,725		08/30/12	300
Fort Worth	TX	None	600,746	1,115,672	None	None	600,746	1,115,672	1,716,418	1,859		12/14/12	300
Freer	TX	None	269,137	499,827	None	None	269,137	499,827	768,964	833		12/14/12	300
Garland	TX	None	228,333	424,047	None	None	228,333	424,047	652,380	9,188		06/01/12	300
Grape Creek	TX	None	232,999	710,940	None	None	232,999	710,940	943,939	10,664		08/30/12	300
Hardin	TX	None	143,336	805,614	None	None	143,336	805,614	948,950	12,084		08/30/12	300
Harker Heights	TX	None	488,753	907,685	None	None	488,753	907,685	1,396,438	19,667		06/01/12	300
Harker Heights	TX	None	366,122	724,391	None	None	366,122	724,391	1,090,513	6,037		10/31/12	300
Hebbronville	TX	None	481,250	893,750	None	None	481,250	893,750	1,375,000	1,490		12/14/12	300
Hewitt	TX	None	438,118	866,838	None	None	438,118	866,838	1,304,956	7,224		10/31/12	300
Houston	TX	None	279,181	518,479	None	None	279,181	518,479	797,660	11,234		06/01/12	300
Houston	TX	None	434,980	807,819	None	None	434,980	807,819	1,242,799	17,503		06/01/12	300
Houston	TX	None	429,081	796,866	None	None	429,081	796,866	1,225,947	17,265		06/01/12	300
Houston	TX	None	490,377	910,700	None	None	490,377	910,700	1,401,077	19,732		06/01/12	300
Houston	TX	None	453,245	896,768	None	None	453,245	896,768	1,350,013	7,473		10/31/12	300
Houston	TX	None	500,000	1,027,118	None	None	500,000	1,027,118	1,527,118	8,559		10/31/12	300
Houston	TX	None	430,589	851,943	None	None	430,589	851,943	1,282,532	7,100		10/31/12	300
Houston	TX	None	467,805	868,780	None	None	467,805	868,780	1,336,585	1,448		12/14/12	300
Houston	TX	None	610,149	1,133,135	None	None	610,149	1,133,135	1,743,284	1,889		12/14/12	300
Houston	TX	None	474,480	881,178	None	None	474,480	881,178	1,355,658	1,469		12/14/12	300
Katy	TX	None	436,233	863,109	None	None	436,233	863,109	1,299,342	7,193		10/31/12	300
Kaufman	TX	None	488,687	907,561	None	None	488,687	907,561	1,396,248	19,664		06/01/12	300
Killeen	TX	None	480,758	892,837	None	None	480,758	892,837	1,373,595	19,345		06/01/12	300
Killeen	TX	None	409,670	810,553	None	None	409,670	810,553	1,220,223	6,755		10/31/12	300
Lacy Lakeview	TX	None	429,768	798,141	None	None	429,768	798,141	1,227,909	17,293		06/01/12	300
Lake Hills	TX	None	183,968	795,341	None	None	183,968	795,341	979,309	11,930		08/30/12	300
Lamesa	TX	None	450,012	835,736	None	None	450,012	835,736	1,285,748	18,108		06/01/12	300
Leonard	TX	None	277,575	515,496	None	None	277,575	515,496	793,071	11,169		06/01/12	300
Longview	TX	None	435,985	809,687	None	None	435,985	809,687	1,245,672	1,349		12/14/12	300
Longview	TX	None	473,119	878,650	None	None	473,119	878,650	1,351,769	1,464		12/14/12	300
Longview	TX	None	150,012	278,594	None	None	150,012	278,594	428,606	464		12/14/12	300
Los Fresnos	TX	None	533,059	989,968	None	None	533,059	989,968	1,523,027	21,449		06/01/12	300
Lufkin	TX	None	267,700	497,158	None	None	267,700	497,158	764,858	829		12/14/12	300
Marshall	TX	None	665,113	1,235,211	None	None	665,113	1,235,211	1,900,324	26,763		06/01/12	300
Midland	TX	None	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	786,734		02/03/98	300
Midland	TX	None	194,594	790,843	None	None	194,594	790,843	985,437	11,863		08/30/12	300
Monahans	TX	None	473,723	879,770	None	None	473,723	879,770	1,353,493	1,466		12/14/12	300
Mt Enterprise	TX	None	510,030	947,198	None	None	510,030	947,198	1,457,228	1,579		12/14/12	300
Nacogdoches	TX	None	585,075	1,086,567	None	None	585,075	1,086,567	1,671,642	1,811		12/14/12	300
New Boston	TX	None	226,547	420,730	None	None	226,547	420,730	647,277	9,116		06/01/12	300
Odessa	TX	None	200,900	874,978	None	None	200,900	874,978	1,075,878	13,125		08/30/12	300
Odessa	TX	None	393,275	795,622	None	None	393,275	795,622	1,188,897	11,934		08/30/12	300
Odessa	TX	None	299,235	687,360	None	None	299,235	687,360	986,595	10,310		08/30/12	300
Onalaska	TX	None	455,522	845,970	None	None	455,522	845,970	1,301,492	1,410		12/14/12	300
Paris	TX	None	194,054	844,235	None	None	194,054	844,235	1,038,289	12,664		08/30/12	300
Pearsall	TX	None	314,465	584,006	None	None	314,465	584,006	898,471	12,653		06/01/12	300
Perryton	TX	None	534,489	992,623	None	None	534,489	992,623	1,527,112	1,654		12/14/12	300
Pharr	TX	None	506,911	941,407	None	None	506,911	941,407	1,448,318	20,397		06/01/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Pinehurst	TX	None	392,523	776,626	None	None	392,523	776,626	1,169,149	6,472		10/31/12	300
Pittsburg	TX	None	469,724	872,344	None	None	469,724	872,344	1,342,068	18,901		06/01/12	300
Port Acres	TX	None	268,899	499,384	None	None	268,899	499,384	768,283	10,820		06/01/12	300
Port Arthur	TX	None	253,535	828,487	None	None	253,535	828,487	1,082,022	12,427		08/30/12	300
Port Isabel	TX	None	225,609	418,988	None	None	225,609	418,988	644,597	9,078		06/01/12	300
Port Neches	TX	None	498,469	925,729	None	None	498,469	925,729	1,424,198	1,543		12/14/12	300
Porter	TX	None	559,462	1,039,001	None	None	559,462	1,039,001	1,598,463	1,732		12/14/12	300
Progreso	TX	None	200,597	372,537	None	None	200,597	372,537	573,134	621		12/14/12	300
Rio Vista	TX	None	61,254	829,871	None	None	61,254	829,871	891,125	12,448		08/30/12	300
Rosenburg	TX	None	408,933	759,448	None	None	408,933	759,448	1,168,381	16,455		06/01/12	300
Rusk	TX	None	446,174	828,610	None	None	446,174	828,610	1,274,784	1,381		12/14/12	300
Saginaw	TX	None	485,162	901,016	None	None	485,162	901,016	1,386,178	19,522		06/01/12	300
San Angelo	TX	None	308,573	1,000,504	None	None	308,573	1,000,504	1,309,077	15,008		08/30/12	300
San Antonio	TX	None	663,903	1,232,962	None	None	663,903	1,232,962	1,896,865	26,714		06/01/12	300
San Antonio	TX	None	474,828	881,824	None	None	474,828	881,824	1,356,652	19,106		06/01/12	300
San Antonio	TX	None	357,827	664,536	None	None	357,827	664,536	1,022,363	14,398		06/01/12	300
San Antonio	TX	None	637,451	1,183,837	None	None	637,451	1,183,837	1,821,288	25,650		06/01/12	300
San Antonio	TX	None	265,044	818,313	None	None	265,044	818,313	1,083,357	12,275		08/30/12	300
San Antonio	TX	None	273,109	896,601	None	None	273,109	896,601	1,169,710	13,449		08/30/12	300
San Augustine	TX	None	468,018	869,176	None	None	468,018	869,176	1,337,194	1,449		12/14/12	300
Sattler	TX	None	424,566	788,481	None	None	424,566	788,481	1,213,047	17,084		06/01/12	300
Schertz	TX	None	300,878	558,773	None	None	300,878	558,773	859,651	12,107		06/01/12	300
Seminole	TX	None	103,470	899,122	None	None	103,470	899,122	1,002,592	13,487		08/30/12	300
Sherman	TX	None	242,135	449,678	None	None	242,135	449,678	691,813	9,743		06/01/12	300
Sullivan City	TX	None	496,544	922,154	None	None	496,544	922,154	1,418,698	1,537		12/14/12	300
Temple	TX	None	248,015	805,588	None	None	248,015	805,588	1,053,603	12,084		08/30/12	300
Temple	TX	None	580,869	1,078,758	None	None	580,869	1,078,758	1,659,627	1,798		12/14/12	300
Texas City	TX	None	238,472	973,286	None	None	238,472	973,286	1,211,758	14,599		08/30/12	300
Waco	TX	None	527,779	980,161	None	None	527,779	980,161	1,507,940	21,237		06/01/12	300
Wells	TX	None	141,780	840,639	None	None	141,780	840,639	982,419	12,610		08/30/12	300
Wichita Falls	TX	None	297,454	552,415	None	None	297,454	552,415	849,869	11,969		06/01/12	300
Willis	TX	None	664,432	1,233,946	None	None	664,432	1,233,946	1,898,378	26,735		06/01/12	300
Wills Point	TX	None	417,304	774,994	None	None	417,304	774,994	1,192,298	1,292		12/14/12	300
Wilmer	TX	None	489,576	909,212	None	None	489,576	909,212	1,398,788	1,515		12/14/12	300
Winnsboro	TX	None	446,940	830,031	None	None	446,940	830,031	1,276,971	1,383		12/14/12	300
Winters	TX	None	50,842	811,377	None	None	50,842	811,377	862,219	12,171		08/30/12	300
Kanab	UT	None	563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	22,659		06/01/12	300
Mt Pleasant	UT	None	573,530	1,065,126	None	None	573,530	1,065,126	1,638,656	23,078		06/01/12	300
Concord	VA	None	259,997	906,036	None	None	259,997	906,036	1,166,033	13,591		08/30/12	300
Goshen	VA	None	80,157	831,602	None	None	80,157	831,602	911,759	12,474		08/30/12	300
Madison Heights	VA	None	276,413	936,546	None	None	276,413	936,546	1,212,959	14,048		08/30/12	300
Onley	VA	None	313,433	582,089	None	None	313,433	582,089	895,522	970		12/14/12	300
Portsmouth	VA	None	524,294	973,688	None	None	524,294	973,688	1,497,982	21,097		06/01/12	300
Richmond	VA	None	709,379	1,317,417	None	None	709,379	1,317,417	2,026,796	28,544		06/01/12	300
Roanoke	VA	None	591,344	1,098,210	None	None	591,344	1,098,210	1,689,554	23,795		06/01/12	300
Roanoke	VA	None	655,795	1,217,906	None	None	655,795	1,217,906	1,873,701	2,030		12/14/12	300
Roanoke	VA	None	478,904	889,394	None	None	478,904	889,394	1,368,298	1,482		12/14/12	300
Shawsville	VA	None	334,624	1,066,596	None	None	334,624	1,066,596	1,401,220	15,999		08/30/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Stanleytown	VA	None	359,846	668,286	None	None	359,846	668,286	1,028,132	1,114		12/14/12	300
Victoria	VA	None	194,099	914,642	None	None	194,099	914,642	1,108,741	13,720		08/30/12	300
Eagle River	WI	None	208,955	388,060	None	None	208,955	388,060	597,015	647		12/14/12	300
Milwaukee	WI	None	538,419	999,922	None	None	538,419	999,922	1,538,341	21,665		06/01/12	300
Spooner	WI	None	564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	22,695		06/01/12	300
Huntington	WV	None	376,119	698,508	None	None	376,119	698,508	1,074,627	1,164		12/14/12	300
Cheyenne	WY	None	521,603	968,690	None	None	521,603	968,690	1,490,293	20,988		06/01/12	300
Cheyenne	WY	None	564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	22,695		06/01/12	300

Drug stores
Montgomery	AL	None	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	466,090		02/09/05	300
Tucson	AZ	None	959,875	2,350,208	None	None	959,875	2,350,208	3,310,083	35,253		08/10/12	300
Bakersfield	CA	None	0	3,501,678	None	None	0	3,501,678	3,501,678	682,826		02/26/08	300
Encinitas	CA	None	0	3,751,713	None	None	0	3,751,713	3,751,713	731,583		02/26/08	300
Indio	CA	None	2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	798,821		02/21/08	300
Sacramento	CA	None	1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	306,833		10/22/10	300
Tracy	CA	None	2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	924,489		12/20/07	300
Colorado Springs	CO	None	1,025,000	1,645,371	None	79	1,025,000	1,645,450	2,670,450	518,297		02/09/05	300
Fort Collins	CO	None	1,100,000	1,385,014	None	79	1,100,000	1,385,093	2,485,093	436,284		02/09/05	300
Casselberry	FL	None	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	951,443		09/30/98	300
Milton	FL	None	500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	156,731		10/22/10	300
Adel	GA	None	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	325,630		04/29/05	300
Blackshear	GA	None	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	309,990		04/29/05	300
Bowdon	GA	None	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	311,600		04/29/05	300
Cairo	GA	None	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	355,269		04/29/05	300
Quitman	GA	None	730,000	856,586	None	None	730,000	856,586	1,586,586	269,816		02/09/05	300
Blackfoot	ID	None	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	608,630		02/09/05	300
Burley	ID	None	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	633,627		02/09/05	300
Chubbuck	ID	None	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	399,154		02/09/05	300
Chicago	IL	None	1,589,068	2,841,507	None	None	1,589,068	2,841,507	4,430,575	61,566		06/29/12	300
Maryville	IL	None	780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	168,018		03/16/11	300
Troy	IL	None	768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	142,714		03/16/11	300
Hammond	IN	None	667,821	2,656,839	None	None	667,821	2,656,839	3,324,660	75,277		04/12/12	300
Salem	IN	None	0	2,351,296	None	None	0	2,351,296	2,351,296	599,580		08/16/06	300
Elkton	MD	None	1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	634,245		02/21/08	300
Laurel	MD	None	0	2,400,696	None	None	0	2,400,696	2,400,696	612,177		08/16/06	300
Portland	ME	None	2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	786,983		12/20/07	300
Gladwin	MI	None	1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	494,697		02/21/08	300
Metamora	MI	None	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	584,347		08/16/06	300
Dellwood	MO	None	766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	174,743		03/16/11	300
St. Louis	MO	None	744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	164,840		03/16/11	300
Wildwood	MO	None	681,200	2,649,759	None	None	681,200	2,649,759	3,330,959	189,899		03/16/11	300
Carson City	NV	None	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	872,841		02/09/05	300
Reno	NV	None	1,100,000	2,602,911	None	175	1,100,000	2,603,086	3,703,086	819,932		02/09/05	300
Reno	NV	None	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	726,585		02/09/05	300
Sparks	NV	None	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	715,518		02/09/05	300
Sun Valley	NV	None	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	843,681		02/09/05	300
Cortland	OH	None	1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	430,416		02/09/05	300
Madison	OH	None	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	392,423		04/29/05	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mayfield Heights	OH	None	0	2,703,730	None	None	0	2,703,730	2,703,730	527,227		02/21/08	300
Warren	OH	None	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	417,707		02/09/05	300
Warren	OH	None	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	391,065		02/09/05	300
Willowick	OH	None	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	382,731		04/29/05	300
Beaver	PA	None	1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	605,637		12/20/07	300
Delmont	PA	None	720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	397,465		02/09/05	300
Gettysburg	PA	None	0	2,500,750	None	None	0	2,500,750	2,500,750	637,691		08/16/06	300
Girard	PA	None	0	1,352,590	555,016	None	0	1,907,606	1,907,606	873,033		02/09/05	300
Johnstown	PA	None	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	816,924		02/09/05	300
Johnstown	PA	None	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	633,222		02/09/05	300
Murrysville	PA	None	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	525,065		02/09/05	300
Oakdale	PA	None	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	763,725		08/16/06	300
Philadelphia	PA	None	0	3,803,732	None	None	0	3,803,732	3,803,732	741,726		02/26/08	300
Reading	PA	None	1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	644,473		02/21/08	300
Saint Marys	PA	None	1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	623,231		12/20/07	300
Slippery Rock	PA	None	0	1,295,495	622,721	None	0	1,918,216	1,918,216	870,585		02/09/05	300
West Norriton	PA	None	0	3,603,611	None	None	0	3,603,611	3,603,611	702,703		02/21/08	300
Wexford	PA	None	2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	508,185		02/21/08	300
Yeadon	PA	None	0	3,253,285	None	None	0	3,253,285	3,253,285	656,079		12/20/07	300
Fredericksburg	VA	None	0	2,901,815	None	None	0	2,901,815	2,901,815	565,852		02/21/08	300
Buckhannon	WV	None	1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	621,890		02/21/08	300

Education
Peoria	AZ	None	281,750	625,779	69,854	32,530	281,750	728,163	1,009,913	678,442		03/30/88	300
Corona	CA	None	144,856	671,584	None	26,846	144,856	698,430	843,286	677,820		12/19/84	300
Santee	CA	None	248,418	551,748	37,230	29,831	248,418	618,809	867,227	552,811		07/23/87	300
Coconut Creek	FL	None	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	665,657	08/02/99	12/01/98	300
Las Vegas	NV	None	1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	1,980,100		03/04/98	300
Beaverton	OR	None	135,148	626,647	None	26,935	135,148	653,582	788,730	632,245		12/17/86	300
Arlington	TX	None	195,650	387,355	851	2,816	195,650	391,022	586,672	339,196		02/07/91	300
Austin	TX	None	238,000	528,604	90,133	24,911	238,000	643,648	881,648	542,152		04/06/89	300
Coppell	TX	None	208,641	463,398	32,562	147	208,641	496,107	704,748	471,921		12/11/87	300
Mesquite	TX	None	1,049,287	1,949,085	211,064	64,012	1,049,287	2,224,161	3,273,448	964,943		03/28/02	300
Missouri City	TX	None	221,025	437,593	248,454	128	221,025	686,175	907,200	397,746		12/13/90	300
Southlake	TX	None	228,279	511,750	None	25,453	228,279	537,203	765,482	435,365		03/10/93	300
Sugar Land	TX	None	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	1,648,757		06/28/06	300
Chantilly	VA	None	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,680,324	05/07/99	09/30/98	300
Kingstowne	VA	None	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	597,985	08/22/00	11/08/99	300

Entertainment
Riverside	CA	None	7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	52		07/05/02	300
Vista	CA	None	2,300,000	22	None	None	2,300,000	22	2,300,022	12		03/31/99	300
Dania	FL	None	8,272,080	1,713	None	36	8,272,080	1,749	8,273,829	949		03/31/99	300
Marietta	GA	None	1,500,000	768	None	None	1,500,000	768	1,500,768	339		06/29/01	300
Norcross	GA	None	1,600,000	768	None	None	1,600,000	768	1,600,768	339		06/29/01	300
Greensboro	NC	None	4,000,000	463	None	None	4,000,000	463	4,000,463	186		07/05/02	300
Omaha	NE	None	1,956,296	3,949,402	142,904	70,143	1,956,296	4,162,449	6,118,745	2,489,166		04/04/97	300
Brookhaven	NY	None	1,500,000	745	None	None	1,500,000	745	1,500,745	401		07/23/99	300
Riverhead	NY	None	6,200,000	744	None	None	6,200,000	744	6,200,744	400		07/23/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Equipment services
Lake Worth	FL	None	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	477,672		07/03/03	300
Sanford	NC	8,358,520	226,784	15,056,005	None	None	226,784	15,056,005	15,282,789	175,653		09/25/12	300
Elko	NV	None	1,401,115	10,342,501	9,281	None	1,401,115	10,351,782	11,752,897	741,341		03/15/11	300
Lewisville	TX	None	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	710,277		07/03/03	300

Financial services
Phoenix	AZ	None	245,137	456,324	None	None	245,137	456,324	701,461	88,983		02/01/08	300
Canon City	CO	None	66,500	147,699	None	None	66,500	147,699	214,199	147,699		11/12/87	300
Colorado Springs	CO	None	313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,243		03/10/87	300
Clearwater	FL	None	476,179	725,023	10,154	224	476,179	735,401	1,211,580	411,236		12/31/98	300
Orlando	FL	None	532,556	940,177	None	None	532,556	940,177	1,472,733	242,846	06/09/06	12/15/05	300
Hinesville	GA	None	172,611	383,376	23,850	18,118	172,611	425,344	597,955	401,098		12/22/87	300
Coeur D’Alene	ID	None	165,900	368,468	None	None	165,900	368,468	534,368	368,468		09/21/87	300
Quincy	MA	None	289,121	539,719	50,595	15,595	289,121	605,909	895,030	117,471		08/30/07	300
Blue Springs	MO	None	222,569	494,333	None	None	222,569	494,333	716,902	462,897		07/31/89	300
Albuquerque	NM	None	80,500	178,794	8,003	299	80,500	187,096	267,596	182,994		10/29/87	300
Santa Fe	NM	None	70,000	155,473	None	295	70,000	155,768	225,768	155,768		10/29/87	300
Columbus	OH	None	214,737	85,425	25,900	5,335	214,737	116,660	331,397	36,492		09/17/04	300
Dublin	OH	None	2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	1,221,494		03/31/11	300
Pasadena	TX	None	385,199	716,468	None	None	385,199	716,468	1,101,667	139,711		02/01/08	300
Madison	WI	None	154,375	287,794	None	None	154,375	287,794	442,169	56,120		02/01/08	300
Milwaukee	WI	None	265,985	495,071	None	None	265,985	495,071	761,056	96,539		02/01/08	300

Food processing
Cedar Rapids	IA	29,307,500	1,784,980	36,815,951	None	None	1,784,980	36,815,951	38,600,931	429,519		09/26/12	300
St. Louis	MO	8,779,966	3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	1,909,012		07/13/11	300
Weldon Springs	MO	None	3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	944,885		04/01/11	300
Memphis	TN	None	1,568,476	12,746,033	None	None	1,568,476	12,746,033	14,314,509	8,079		12/19/12	420

General merchandise
Canon City	CO	None	339,045	630,531	None	None	339,045	630,531	969,576	154,480		11/02/06	300
Monte Vista	CO	None	47,652	582,159	None	None	47,652	582,159	629,811	326,993		12/23/98	300
Orange Park	FL	None	478,314	618,348	163,348	27,981	478,314	809,677	1,287,991	385,624		12/31/98	300
Clarinda	IA	None	439,267	816,010	None	None	439,267	816,010	1,255,277	216,243		05/25/06	300
Garnett	KS	None	59,690	518,121	None	None	59,690	518,121	577,811	291,025		12/23/98	300
Hillsboro	KS	None	335,292	622,914	None	None	335,292	622,914	958,206	165,072		05/25/06	300
Phillipsburg	KS	None	423,725	787,146	None	None	423,725	787,146	1,210,871	208,594		05/25/06	300
Caledonia	MN	None	89,723	559,300	None	None	89,723	559,300	649,023	314,157		12/23/98	300
Long Prarie	MN	None	88,892	553,997	None	None	88,892	553,997	642,889	311,176		12/23/98	300
Paynesvile	MN	None	49,483	525,406	None	None	49,483	525,406	574,889	295,118		12/23/98	300
Spring Valley	MN	None	69,785	579,238	None	None	69,785	579,238	649,023	325,356		12/23/98	300
Warroad	MN	None	70,000	580,000	None	None	70,000	580,000	650,000	325,767		12/23/98	300
Independence	MO	None	210,643	467,844	None	None	210,643	467,844	678,487	438,092		07/31/89	300
Kansas City	MO	None	210,070	466,571	None	146	210,070	466,717	676,787	460,018		05/13/88	300
Kansas City	MO	None	168,350	373,910	None	146	168,350	374,056	542,406	368,687		05/26/88	300
Willow Springs	MO	None	416,494	773,718	None	None	416,494	773,718	1,190,212	205,035		05/25/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mayville	ND	None	59,333	565,562	None	None	59,333	565,562	624,895	317,689		12/23/98	300
Ainsworth	NE	None	362,675	673,768	None	None	362,675	673,768	1,036,443	178,549		05/25/06	300
Imperial	NE	None	388,599	721,914	None	None	388,599	721,914	1,110,513	188,901		06/28/06	300
Bloomfield	NM	None	59,559	616,252	None	None	59,559	616,252	675,811	346,142		12/23/98	300
Milwaukie	OR	None	180,250	400,336	49,088	23,867	180,250	473,291	653,541	443,041		08/06/87	300
Memphis	TN	None	197,708	507,647	17,670	23,118	197,708	548,435	746,143	309,984		09/30/98	300
Amarillo	TX	None	140,000	419,734	None	173	140,000	419,907	559,907	407,871		09/12/88	300
Coleman	TX	None	243,060	451,661	None	None	243,060	451,661	694,721	119,690		05/25/06	300
Colorado City	TX	None	92,535	505,276	None	None	92,535	505,276	597,811	283,810		12/23/98	300
Devine	TX	None	212,408	394,735	None	None	212,408	394,735	607,143	104,605		05/25/06	300
Presidio	TX	None	407,657	757,362	None	None	407,657	757,362	1,165,019	200,701		05/25/06	300
Winnsboro	TX	None	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	318,458	10/19/06	09/07/06	300
Yoakum	TX	None	390,147	724,821	None	None	390,147	724,821	1,114,968	192,078		05/25/06	300
Puyallup	WA	None	173,250	384,795	None	22,814	173,250	407,609	580,859	396,773		09/15/87	300
Redmond	WA	None	196,000	435,317	42,356	29,173	196,000	506,846	702,846	457,004		09/17/87	300
Tacoma	WA	None	189,000	419,777	None	19,146	189,000	438,923	627,923	429,988		08/25/87	300

Grocery stores
Mesa	AZ	None	807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	62,466		12/21/11	300
Phoenix	AZ	None	664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	51,443		12/21/11	300
Phoenix	AZ	None	546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	42,256		12/21/11	300
Yuma	AZ	None	783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	60,629		12/21/11	300
Buena Park	CA	None	2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	165,351		12/21/11	300
Burbank	CA	None	2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	169,760		12/21/11	300
Carson	CA	None	949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	73,489		12/21/11	300
Chula Vista	CA	None	1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	80,838		12/21/11	300
Cloverdale	CA	None	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	1,038,927		09/30/03	300
El Centro	CA	None	394,903	733,392	None	None	394,903	733,392	1,128,295	30,558		12/21/11	300
Fortuna	CA	None	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	821,498		09/30/03	300
Glendale	CA	None	3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	253,097		12/21/11	300
Hanford	CA	None	1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	95,536		12/21/11	300
Inglewood	CA	None	1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	128,606		12/21/11	300
Los Angeles	CA	None	712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	55,117		12/21/11	300
Los Angeles	CA	None	1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	110,234		12/21/11	300
Los Angeles	CA	None	1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	121,992		12/21/11	300
Los Angeles	CA	None	1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	126,769		12/21/11	300
Los Angeles	CA	None	1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	154,328		12/21/11	300
Los Angeles	CA	None	3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	240,741		12/21/11	300
Monrovia	CA	None	1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	88,187		12/21/11	300
North Hollywood	CA	None	4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	312,330		12/21/11	300
Oakland	CA	None	2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	183,723		12/21/11	300
Pacoima	CA	None	949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	73,489		12/21/11	300
Pasadena	CA	None	2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	163,514		12/21/11	300
Redlands	CA	None	1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	91,862		12/21/11	300
Redondo Beach	CA	None	1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	101,111		12/21/11	300
Redwood City	CA	None	1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	126,769		12/21/11	300
Riverside	CA	None	1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	82,676		12/21/11	300
Sacramento	CA	None	759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	58,791		12/21/11	300
Sacramento	CA	None	1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	88,187		12/21/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Salinas	CA	None	1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	80,838		12/21/11	300
San Diego	CA	None	1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	126,389		12/21/11	300
Stockton	CA	None	1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	110,234		12/21/11	300
Thousand Oaks	CA	None	2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	156,165		12/21/11	300
Boulder	CO	None	426,675	1,199,508	None	91,534	426,675	1,291,042	1,717,717	1,123,741		01/05/84	180
Brandon	FL	None	2,570,000	676,996	None	154	2,570,000	677,150	3,247,150	59,848		10/22/10	300
Tampa	FL	None	2,610,000	5,769,576	2,937	None	2,610,000	5,772,513	8,382,513	510,527		10/22/10	300
Council Bluffs	IA	None	255,217	117,792	47,188	37	255,217	165,017	420,234	105,977		11/26/96	300
Warsaw	IN	None	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	1,102,055		02/09/07	300
Reno	NV	None	456,000	562,344	19,733	30,746	456,000	612,823	1,068,823	587,986		05/26/88	300
Reno	NV	None	721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	55,820		12/21/11	300
Bartlesville	OK	None	1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	139,201		10/22/10	300
Norman	OK	None	1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	168,068		10/22/10	300
Norman	OK	None	3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	218,657		10/22/10	300
Stillwater	OK	None	2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	218,551		10/22/10	300
Tulsa	OK	None	1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	18,019		10/22/10	300
Tulsa	OK	None	2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	66,569		10/22/10	300
Tulsa	OK	None	1,850,000	1,785,277	None	None	1,850,000	1,785,277	3,635,277	157,699		10/22/10	300
Tulsa	OK	None	1,700,000	978,092	None	None	1,700,000	978,092	2,678,092	86,398		10/22/10	300
Tulsa	OK	None	2,900,000	1,197,386	None	None	2,900,000	1,197,386	4,097,386	105,769		10/22/10	300
Tulsa	OK	None	3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	308,076		10/22/10	300
Central Point	OR	None	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	579,914		09/30/03	300
Pendleton	OR	None	546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	42,256		12/21/11	300
Phoenix	OR	None	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	579,914		09/30/03	300
Rapid City	SD	None	2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	129,448		10/22/10	300
Richland	WA	None	1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	135,955		12/21/11	300
Sheboygan	WI	None	1,513,216	4,427,968	18,817	172	1,513,216	4,446,957	5,960,173	2,378,686	06/03/99	08/24/98	300

Health and fitness
Paradise Valley	AZ	None	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,487,137	06/06/02	06/26/01	300
Phoenix	AZ	None	2,100,000	6,556,542	None	None	2,100,000	6,556,542	8,656,542	90,555	In-progress	06/29/11	300
Antioch	CA	None	5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	515,744		09/21/11	300
Bakersfield	CA	None	2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	242,774		09/21/11	300
Bakersfield	CA	None	3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	312,894		09/21/11	300
Ceres	CA	None	2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	205,890		09/21/11	300
Chula Vista	CA	None	4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	876,444		03/30/10	300
Diamond Bar	CA	None	3,038,879	5,494,141	None	882	3,038,879	5,495,023	8,533,902	2,344,638	03/21/00	09/29/98	300
Fairfield	CA	None	836,500	1,553,500	None	None	836,500	1,553,500	2,390,000	12,946		10/03/12	300
Los Banos	CA	None	1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	132,255		09/21/11	300
Merced	CA	None	910,000	1,690,000	None	None	910,000	1,690,000	2,600,000	14,083		10/03/12	300
Norco	CA	None	1,247,243	4,907,430	None	130	1,247,243	4,907,560	6,154,803	1,996,284	12/13/00	06/29/99	300
Shingle Springs	CA	None	1,575,000	2,925,000	None	None	1,575,000	2,925,000	4,500,000	24,375		10/03/12	300
Stockton	CA	None	2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	222,652		09/21/11	300
Stockton	CA	None	1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	153,760		09/21/11	300
Stockton	CA	None	509,091	945,454	None	None	509,091	945,454	1,454,545	11,030		09/28/12	300
Tracy	CA	None	556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	53,436		09/21/11	300
Tracy	CA	None	3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	309,821		09/21/11	300
Vacaville	CA	None	1,575,000	2,925,000	None	None	1,575,000	2,925,000	4,500,000	24,375		10/03/12	300
Vallejo	CA	None	756,000	1,404,000	None	None	756,000	1,404,000	2,160,000	11,700		10/03/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Casselberry	FL	None	1,979,598	8,256,394	14,554	167,804	1,979,598	8,438,752	10,418,350	4,033,977	12/30/03	05/31/95	300
Hialeah	FL	None	2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	905,916		03/26/07	300
Miami	FL	None	3,115,101	5,670,715	None	106	3,115,101	5,670,821	8,785,922	2,270,083	05/19/00	06/07/99	300
Oakland Park	FL	None	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	915,391	07/06/01	03/27/01	300
Orlando	FL	None	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,374,140	08/07/03	11/26/02	300
Pembroke Pines	FL	None	1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	2,122,052	12/11/00	10/01/99	300
Sunrise	FL	None	2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	318,166		10/22/10	300
Alsip	IL	None	2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	665,254		12/30/09	300
Bolinbrook	IL	None	3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	1,654,518	10/26/07	01/24/07	300
Glendale Heights	IL	None	1,213,770	2,255,759	None	None	1,213,770	2,255,759	3,469,529	522,422		03/26/07	300
Waukegan	IL	None	2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	669,260		12/30/09	300
Carmel	IN	None	3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	762,125		03/29/10	300
Indianapolis	IN	None	3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	1,577,589	03/20/07	08/03/06	300
Southport	IN	None	2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	1,476,925	12/20/07	06/08/07	300
Florence	KY	None	850,000	9,465,367	None	None	850,000	9,465,367	10,315,367	47,327		11/30/12	300
Nottingham	MD	None	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	1,314,761		03/26/07	300
Roseville	MN	None	3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	1,732,523	06/05/08	04/18/07	300
East Brunswick	NJ	None	1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	722,368		02/16/07	300
Yonkers	NY	None	1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	640,764		03/26/07	300
Beachwood	OH	None	1,504,354	2,794,305	None	151	1,504,354	2,794,456	4,298,810	656,699		02/16/07	300
Columbus	OH	None	0	6,087,055	None	None	0	6,087,055	6,087,055	23,485		11/30/12	300
Powell	OH	None	1,140,000	7,786,433	None	None	1,140,000	7,786,433	8,926,433	38,932		11/30/12	300
Philadelphia	PA	None	2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	984,350		02/16/07	300
PIttsburgh	PA	None	4,420,799	5,543,009	None	None	4,420,799	5,543,009	9,963,808	227,443	09/01/11	01/12/11	300
Cypress	TX	None	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	1,490,579	05/15/06	09/14/05	300
Dallas	TX	None	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	1,653,261	08/04/06	11/09/05	300
Fort Worth	TX	None	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	2,653,633	06/02/00	06/30/99	300
Keller	TX	None	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	1,633,263	09/08/05	12/16/04	300
McKinney	TX	None	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	1,663,207	12/07/05	04/20/05	300
Plano	TX	None	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	1,624,446	12/06/05	04/22/05	300
San Antonio	TX	None	1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	287,069		07/29/09	300
San Antonio	TX	None	1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	344,390		07/29/09	300
Kent	WA	None	4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	923,298		12/21/09	300

Home furnishings
Little Rock	AR	None	1,079,232	2,594,956	132,816	13,503	1,079,232	2,741,275	3,820,507	1,550,097		07/21/98	300
Osceola	AR	None	88,759	520,047	4,083	None	88,759	524,130	612,889	305,597		06/30/98	300
Wynne	AR	None	70,000	547,576	58,039	2,024	70,000	607,639	677,639	332,543	11/10/98	02/24/99	300
Jackson	CA	None	300,000	390,849	6,775	8,819	300,000	406,443	706,443	395,327		05/17/88	300
Danbury	CT	None	643,736	3,621,163	122,847	121,625	643,736	3,865,635	4,509,371	2,269,408		09/30/97	300
Brandon	FL	None	430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	593,796		06/26/98	300
Ocala	FL	None	339,690	543,504	None	25,254	339,690	568,758	908,448	369,711		11/26/96	300
Tampa	FL	None	685,000	885,624	None	218	685,000	885,842	1,570,842	515,280		06/26/98	300
Tampa	FL	None	494,763	767,737	71,880	233	494,763	839,850	1,334,613	503,173		12/31/98	300
West Palm Beach	FL	None	347,651	706,081	69,111	233	347,651	775,425	1,123,076	429,030		12/31/98	300
Rome	GA	None	254,902	486,812	32,783	499	254,902	520,094	774,996	316,533		11/26/96	300
Davenport	IA	None	270,000	930,689	None	146	270,000	930,835	1,200,835	541,494		06/26/98	300
Joliet	IL	None	440,000	910,689	None	338	440,000	911,027	1,351,027	529,892		06/26/98	300
Anderson	IN	None	180,628	653,162	100,170	15,352	180,628	768,684	949,312	480,634		11/26/96	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kansas City	KS	None	185,955	413,014	31,870	8,629	185,955	453,513	639,468	423,304		05/13/88	300
Wichita	KS	None	430,000	740,725	None	146	430,000	740,871	1,170,871	430,999		06/26/98	300
Alexandria	LA	None	400,000	810,608	None	168	400,000	810,776	1,210,776	471,558		06/26/98	300
Monroe	LA	None	450,000	835,608	None	None	450,000	835,608	1,285,608	486,043		06/26/98	300
Shreveport	LA	None	525,000	725,642	None	73	525,000	725,715	1,250,715	422,097		06/26/98	300
Battle Creek	MI	None	485,000	895,689	None	265	485,000	895,954	1,380,954	521,143		06/26/98	300
Eden Prairie	MN	None	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	585,624		03/01/99	300
Gulfport	MS	None	299,464	502,326	49,988	16,923	299,464	569,237	868,701	356,426		11/26/96	300
Hattiesburg	MS	None	300,000	660,608	None	168	300,000	660,776	960,776	384,308		06/26/98	300
Ridgeland	MS	None	281,867	769,890	None	36	281,867	769,926	1,051,793	478,534		06/27/97	300
Matthews	NC	None	768,222	843,401	46,414	38,052	768,222	927,867	1,696,089	511,031		12/31/98	300
Dayton	OH	None	401,723	698,872	13,435	11,200	401,723	723,507	1,125,230	419,389		06/29/98	300
Lancaster	OH	None	250,000	830,689	None	319	250,000	831,008	1,081,008	483,455		06/26/98	300
Altoona	PA	None	455,000	745,694	None	None	455,000	745,694	1,200,694	433,743		06/26/98	300
Erie	PA	None	510,000	900,689	None	None	510,000	900,689	1,410,689	523,899		06/26/98	300
Pennsdale	PA	None	315,000	835,648	None	None	315,000	835,648	1,150,648	486,066		06/26/98	300
Whitehall	PA	None	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	667,550		06/30/98	300
Columbia	SC	None	600,000	900,725	None	724	600,000	901,449	1,501,449	524,381		06/26/98	300
Jackson	TN	None	381,076	857,261	35,685	16,534	381,076	909,480	1,290,556	545,785		09/26/97	300
Jackson	TN	None	380,000	750,608	None	82	380,000	750,690	1,130,690	436,658		06/26/98	300
Memphis	TN	None	804,262	1,432,520	35,328	223	804,262	1,468,071	2,272,333	903,740		06/30/97	300
Abilene	TX	None	400,000	680,616	None	None	400,000	680,616	1,080,616	395,889		06/26/98	300
Cedar Park	TX	None	253,591	827,237	21,887	3,052	253,591	852,176	1,105,767	527,284		03/26/97	300
Plainview	TX	None	125,000	734,558	40,000	None	125,000	774,558	899,558	505,022		01/24/84	180
San Antonio	TX	None	323,451	637,991	47,914	115	323,451	686,020	1,009,471	406,331		12/31/98	300
Webster	TX	None	283,604	538,002	2,470	354	283,604	540,826	824,430	336,570		06/13/97	300
Pasco	WA	None	161,700	359,142	56,707	14,444	161,700	430,293	591,993	393,114		08/18/87	300
Eau Claire	WI	None	260,000	820,689	None	357	260,000	821,046	1,081,046	477,532		06/26/98	300
La Crosse	WI	None	372,883	877,812	None	395	372,883	878,207	1,251,090	510,764		06/26/98	300

Home improvement
Lawndale	CA	None	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	695,814		12/31/98	300
Los Angeles	CA	None	902,494	1,676,204	None	31	902,494	1,676,235	2,578,729	941,473		12/31/98	300
Los Angeles	CA	None	163,668	304,097	None	78	163,668	304,175	467,843	170,876		12/31/98	300
Van Nuys	CA	None	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	782,705		12/31/98	300
West Covina	CA	None	311,040	577,733	None	54	311,040	577,787	888,827	324,494		12/31/98	300
Broadview	IL	None	345,166	641,739	None	94	345,166	641,833	986,999	360,467		12/31/98	300
Lenexa	KS	None	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	543,372		01/06/06	300
Lenexa	KS	None	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	1,906,798		01/06/06	300
Baltimore	MD	None	171,320	318,882	None	86	171,320	318,968	490,288	179,175		12/31/98	300
Blue Springs	MO	None	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	449,809		01/06/06	300
Chillicothe	MO	None	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	416,147		01/06/06	300
Columbia	MO	None	2,039,436	3,787,757	None	30	2,039,436	3,787,787	5,827,223	1,054,282		01/06/06	300
Columbia	MO	None	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	558,591		01/06/06	300
Fulton	MO	None	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	409,248		01/06/06	300
Jefferson City	MO	None	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	765,756		01/06/06	300
Kirksville	MO	None	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	734,994		01/06/06	300
Macon	MO	None	493,394	916,537	None	None	493,394	916,537	1,409,931	255,103		01/06/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Moberly	MO	None	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	668,634		01/06/06	300
Omaha	NE	None	1,515,773	2,816,678	None	32	1,515,773	2,816,710	4,332,483	783,980		01/06/06	300
Rochester	NY	None	158,168	294,456	None	None	158,168	294,456	452,624	165,397		12/31/98	300
Carrollton	TX	None	201,569	374,342	None	102	201,569	374,444	576,013	135,390		12/05/03	300
Midland	TX	None	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	822,050		01/06/06	300
Odessa	TX	None	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	696,330		01/06/06	300
Pasadena	TX	None	147,535	274,521	None	128	147,535	274,649	422,184	154,230		12/31/98	300
Plano	TX	None	363,851	676,249	None	102	363,851	676,351	1,040,202	379,832		12/31/98	300
San Antonio	TX	None	367,890	683,750	None	None	367,890	683,750	1,051,640	384,042		12/31/98	300
Chesapeake	VA	None	144,014	649,869	None	11,754	144,014	661,623	805,637	658,842		12/22/86	300
Windsor Heights	IA	None	225,771	682,604	None	73	225,771	682,677	908,448	381,120		01/29/99	300

Insurance
Cedar Falls	IA	None	634,343	6,331,030	None	None	634,343	6,331,030	6,965,373	94,965		08/28/12	300

Machinery
Tomah	WI	None	1,630,917	12,938,430	None	None	1,630,917	12,938,430	14,569,347	237,205		07/31/12	300

Motor vehicle dealerships
Robertsdale	AL	None	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	1,471,059	01/29/07	04/07/06	300
Longmont	CO	None	2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	2,313,771		08/25/04	300
Gulf Breeze	FL	None	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	242,970		04/07/06	300
Woodstock	GA	None	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	723,715		10/25/05	300
Island Lake	IL	None	2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	1,934,534		12/31/04	300
Colfax	NC	None	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	703,976		12/31/04	300
Statesville	NC	None	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,309,772		05/13/04	300
Chichester	NH	None	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,445,431		10/01/04	300
Churchville	NY	None	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	1,511,709	06/06/06	03/23/06	300
Green	OH	None	715,953	554,589	None	None	715,953	554,589	1,270,542	162,187	02/13/06	01/19/05	300
Hillsboro	OR	None	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	487,417		09/01/06	300
Woods Village	OR	None	3,822,277	5,687,110	None	None	3,822,277	5,687,110	9,509,387	1,366,700		09/01/06	300
Myrtle Beach	SC	None	4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	648,774	07/28/00	03/03/05	300
Austin	TX	None	2,100,000	3,900,895	None	None	2,100,000	3,900,895	6,000,895	773,676		01/31/08	300
Garland	TX	None	3,233,329	12,064,417	500	None	3,233,329	12,064,917	15,298,246	60,326		11/19/12	300
Katy	TX	None	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	2,447,819	10/28/05	01/25/05	300
San Antonio	TX	None	4,337,454	7,312,625	500	None	4,337,454	7,313,125	11,650,579	12,192		12/13/12	300

Office supplies
Lakewood	CA	None	1,398,387	3,098,607	None	10,284	1,398,387	3,108,891	4,507,278	1,978,771		01/29/97	300
Riverside	CA	None	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	1,015,209		09/17/97	300
Casselberry	FL	None	0	1,277,112	66,856	None	0	1,343,968	1,343,968	365,160	07/14/05	01/25/05	300
Hutchinson	KS	None	269,964	1,704,013	62,362	None	269,964	1,766,375	2,036,339	1,085,989		06/25/97	300
Salina	KS	None	240,423	1,829,837	82,815	None	240,423	1,912,652	2,153,075	1,168,538		06/25/97	300
Sikeston	MO	None	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	879,028		01/24/02	300
Helena	MT	None	564,241	1,503,118	23,911	None	564,241	1,527,029	2,091,270	949,243		06/09/97	300
Asheboro	NC	None	465,557	2,176,416	21,418	340	465,557	2,198,174	2,663,731	1,309,159		03/27/98	300
Westbury	NY	None	3,808,076	2,377,932	7,206	338,968	3,808,076	2,724,106	6,532,182	1,507,115		09/29/97	300
New Philadelphia	OH	None	726,636	1,650,672	29,340	114	726,636	1,680,126	2,406,762	1,036,957		05/30/97	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Edmond	OK	None	1,390,000	3,009,650	8,201	None	1,390,000	3,017,851	4,407,851	267,988		10/22/10	300

Packaging
Lewisburg	OH	4,068,728	641,174	11,787,510	None	None	641,174	11,787,510	12,428,684	98,229		10/19/12	300
Raphine	VA	23,625,000	2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	1,309,609		06/03/11	300
Wytheville	VA	29,510,193	2,175,524	33,138,859	None	None	2,175,524	33,138,859	35,314,383	165,694		11/29/12	300

Paper
Marianna	FL	None	1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	450,473		05/02/11	300
Columbia	SC	6,882,769	989,232	5,004,326	None	None	989,232	5,004,326	5,993,558	5,958		12/21/12	420

Pet supplies and services
Duluth	GA	None	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	829,418	01/27/99	09/29/98	300
Marietta	GA	None	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	778,756	05/28/99	09/29/98	300
Indianapolis	IN	None	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	655,742	03/10/00	01/19/99	300
Sudbury	MA	None	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,233,546	11/12/99	09/30/98	300
Tyngsborough	MA	None	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	711,093		06/12/98	300
Warren	MI	None	356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	595,004		01/09/98	300
Matthews	NC	None	610,177	1,394,743	83,465	None	610,177	1,478,208	2,088,385	812,852		07/17/98	300
North Plainfield	NJ	None	985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	841,197		09/24/98	300
Albuquerque	NM	None	684,036	874,914	305,425	21,585	684,036	1,201,924	1,885,960	670,828		12/31/98	300
Franklin	OH	None	337,572	777,943	41,328	22,715	337,572	841,986	1,179,558	486,430		12/30/97	300
Maineville	OH	None	173,105	384,468	24,215	12,804	173,105	421,487	594,592	397,028		03/06/87	300
Dickson City	PA	None	659,790	1,880,722	5,396	34	659,790	1,886,152	2,545,942	1,173,445		06/20/97	300
Mt Pleasant	SC	None	40,700	180,400	42,905	19,091	40,700	242,396	283,096	203,225		12/22/81	180
Clarksville	TN	None	290,775	395,870	None	340	290,775	396,210	686,985	255,476		11/26/96	300

Restaurants - casual dining
Boaz	AL	None	829,001	1,541,245	480	7,213	829,001	1,548,938	2,377,939	377,844		11/01/06	300
Enterprise	AL	None	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	383,050		11/01/06	300
Fort Payne	AL	None	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	370,830		11/01/06	300
Gadsden	AL	None	851,124	1,582,332	24,859	25,239	851,124	1,632,430	2,483,554	393,290		11/01/06	300
Huntsville	AL	None	826,840	1,537,233	(1,149,285)	24	826,840	387,972	1,214,812	384,812		11/01/06	300
Huntsville	AL	None	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	369,686		11/01/06	300
Sylacauga	AL	None	801,413	1,490,012	19,613	108	801,413	1,509,733	2,311,146	373,418		11/01/06	300
Conway	AR	None	941,465	1,750,100	None	148	941,465	1,750,248	2,691,713	428,796		11/01/06	300
El Dorado	AR	None	907,534	1,687,608	None	20,759	907,534	1,708,367	2,615,901	415,428		11/01/06	300
Russellville	AR	None	864,497	1,607,158	3,841	20,378	864,497	1,631,377	2,495,874	396,391		11/01/06	300
Glendale	AZ	None	624,761	895,976	None	51,014	624,761	946,990	1,571,751	625,794		03/06/96	300
Glendale	AZ	None	1,511,430	3,264,231	None	62	1,511,430	3,264,293	4,775,723	791,731	11/06/06	05/16/06	300
Goodyear	AZ	None	794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	319,800	02/23/06	04/08/05	300
Surprise	AZ	None	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	316,385	09/29/04	04/16/04	300
San Dimas	CA	None	240,562	445,521	46,026	2,690	240,562	494,237	734,799	472,321		03/12/81	180
Denver	CO	None	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	361,819	07/29/04	03/29/04	300
Lakewood	CO	None	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	1,966	07/26/06	12/31/02	300
Parker	CO	None	778,054	1,148,443	None	13,629	778,054	1,162,072	1,940,126	349,925	06/10/05	02/23/05	300
Cromwell	CT	None	531,861	989,638	None	None	531,861	989,638	1,521,499	199,572		12/19/07	300
Danbury	CT	None	548,459	284,639	None	None	548,459	284,639	833,098	125,714		12/19/01	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

East Windsor	CT	None	0	1,235,134	None	None	0	1,235,134	1,235,134	265,531		08/30/07	300
Manchester	CT	None	0	1,353,727	None	None	0	1,353,727	1,353,727	291,029		08/30/07	300
New Milford	CT	None	0	705,127	None	221	0	705,348	705,348	151,593		08/30/07	300
Norwich	CT	None	644,000	1,198,741	None	None	644,000	1,198,741	1,842,741	257,712		08/30/07	300
Plainville	CT	None	0	1,452,933	None	None	0	1,452,933	1,452,933	312,358		08/30/07	300
Torrington	CT	None	504,167	939,051	1,552	331	504,167	940,934	1,445,101	202,109		08/30/07	300
Unionville	CT	None	167,740	316,672	None	None	167,740	316,672	484,412	139,862		12/19/01	300
Waterbury	CT	None	521,021	705,163	None	None	521,021	705,163	1,226,184	311,446		12/19/01	300
West Haven	CT	None	540,663	1,006,829	2,488	202	540,663	1,009,519	1,550,182	216,472		08/30/07	300
Windsor Locks	CT	None	844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	337,955		08/30/07	300
Casselberry	FL	None	403,900	897,075	2,816	223	403,900	900,114	1,304,014	825,971		12/29/89	300
Jacksonville	FL	None	1,451,180	658,461	25,752	23,207	1,451,180	707,420	2,158,600	193,464	08/04/06	05/09/06	300
Land O’ Lakes	FL	None	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	328,196	10/21/05	03/24/05	300
Melbourne	FL	None	0	790,083	500	145	0	790,728	790,728	197,749		08/30/07	300
New Port Richey	FL	None	929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	386,638	11/13/06	08/01/06	300
Orlando	FL	None	230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/85	300
Orlando	FL	None	1,135,310	1,306,940	None	18,336	1,135,310	1,325,276	2,460,586	308,876	01/10/07	06/30/06	300
Orlando	FL	None	735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	294,079		08/30/07	300
Orlando	FL	None	0	790,583	24,406	38,527	0	853,516	853,516	175,835		08/30/07	300
Americus	GA	None	709,624	1,319,578	71,622	3,036	709,624	1,394,236	2,103,860	326,694		11/01/06	300
Augusta	GA	None	827,895	1,539,237	None	240	827,895	1,539,477	2,367,372	377,156		11/01/06	300
Gainesville	GA	None	952,660	1,770,931	121,617	13,747	952,660	1,906,295	2,858,955	435,047		11/01/06	300
Lagrange	GA	None	853,599	1,586,959	4,080	240	853,599	1,591,279	2,444,878	388,885		11/01/06	300
Lithonia	GA	None	89,220	0	None	None	89,220	-	89,220	-		01/04/85	300
Norcross	GA	None	827,707	1,538,875	115,596	8,383	827,707	1,662,854	2,490,561	382,339		11/01/06	300
Savannah	GA	None	719,188	1,337,352	5,330	240	719,188	1,342,922	2,062,110	327,736		11/01/06	300
Snellville	GA	None	710,600	1,321,389	64,999	882	710,600	1,387,270	2,097,870	343,474		11/01/06	300
Statesboro	GA	None	926,462	1,722,290	None	240	926,462	1,722,530	2,648,992	422,004		11/01/06	300
Stone Mountain	GA	None	215,940	1,001,188	63,626	None	215,940	1,064,814	1,280,754	1,053,316		10/30/86	300
Thomasville	GA	None	894,504	1,662,939	87,387	13,335	894,504	1,763,661	2,658,165	410,960		11/01/06	300
Valdosta	GA	None	901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	413,111		11/01/06	300
Warner Robins	GA	None	896,841	1,667,267	112,087	349	896,841	1,779,703	2,676,544	411,224		11/01/06	300
Waycross	GA	None	956,765	1,778,566	None	536	956,765	1,779,102	2,735,867	435,836		11/01/06	300
Altoona	IA	None	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	380,921	06/11/05	12/30/04	300
Ankeny	IA	None	100,000	349,218	25,075	None	100,000	374,293	474,293	373,039		07/28/83	180
Burlington	IA	None	653,057	1,214,571	480	7	653,057	1,215,058	1,868,115	297,591		11/01/06	300
Cedar Rapids	IA	None	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	374,589		11/01/06	300
Clive	IA	None	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	382,945		11/01/06	300
Nampa	ID	None	74,156	343,820	28,206	127	74,156	372,153	446,309	345,587		12/31/86	300
Rexburg	ID	None	90,760	420,787	59,798	None	90,760	480,585	571,345	425,403		11/25/85	300
Alton	IL	None	225,785	419,315	None	None	225,785	419,315	645,100	405,848		10/18/88	300
Champaign	IL	None	805,888	1,498,402	None	400	805,888	1,498,802	2,304,690	367,428		11/01/06	300
Effingham	IL	None	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	356,933		11/01/06	300
Marion	IL	None	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	378,663		11/01/06	300
Moline	IL	None	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	355,803		11/01/06	300
Mt Vernon	IL	None	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	402,225		11/01/06	300
Oswego	IL	None	953,394	1,208,677	1,988	32,452	953,394	1,243,117	2,196,511	352,784	06/15/05	06/24/05	300
Peoria	IL	None	662,460	1,060,577	14,651	24,139	662,460	1,099,367	1,761,827	352,761	10/13/04	06/15/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Springfield	IL	None	846,830	1,574,436	10,480	15,789	846,830	1,600,705	2,447,535	386,924		11/01/06	300
Swansea	IL	None	890,625	1,655,743	167,458	22,030	890,625	1,845,231	2,735,856	442,874		11/01/06	300
Waukegan	IL	None	1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	498,300		12/21/07	300
Anderson	IN	None	831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	380,283		11/01/06	300
Elkhart	IN	None	835,890	1,554,487	None	94	835,890	1,554,581	2,390,471	380,847		11/01/06	300
Marion	IN	None	685,194	1,274,206	45,372	19,275	685,194	1,338,853	2,024,047	318,757		11/01/06	300
Michigan City	IN	None	840,998	1,563,545	None	75	840,998	1,563,620	2,404,618	383,077		11/01/06	300
Terre Haute	IN	None	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	349,499		11/01/06	300
Derby	KS	None	96,060	445,359	None	207	96,060	445,566	541,626	445,456		10/29/85	300
El Dorado	KS	None	87,400	405,206	3,358	7	87,400	408,571	495,971	405,332		04/10/86	300
Shawnee	KS	None	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	434,444		11/01/06	300
Wichita	KS	None	787,377	1,463,936	36,729	11,499	787,377	1,512,164	2,299,541	359,968		11/01/06	300
Hopkinsville	KY	None	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	365,108		11/01/06	300
Louisville	KY	None	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	374,428		11/01/06	300
Middlesboro	KY	None	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	391,590		11/01/06	300
Murray	KY	None	831,246	1,545,422	None	13,110	831,246	1,558,532	2,389,778	379,233		11/01/06	300
Richmond	KY	None	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	416,187		11/01/06	300
Alexandria	LA	None	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	578,487		11/01/06	300
Hammond	LA	None	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	460,592		11/01/06	300
Houma	LA	None	1,061,671	1,973,864	12,063	24,056	1,061,671	2,009,983	3,071,654	484,042		11/01/06	300
Jennings	LA	None	107,120	496,636	None	1,742	107,120	498,378	605,498	496,753		10/17/85	300
Morgan City	LA	None	832,895	1,548,993	26,151	13,926	832,895	1,589,070	2,421,965	381,253		11/01/06	300
New Iberia	LA	None	917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	430,721		11/01/06	300
Opelousas	LA	None	949,157	1,764,908	36,600	20,658	949,157	1,822,166	2,771,323	459,853		11/01/06	300
Pineville	LA	None	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	517,694		11/01/06	300
Ruston	LA	None	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	447,539		11/01/06	300
Zachary	LA	None	898,306	1,670,527	1,305	12,611	898,306	1,684,443	2,582,749	410,556		11/01/06	300
Amesbury	MA	None	0	790,494	None	None	0	790,494	790,494	283,043		08/30/07	300
Attleboro	MA	None	369,815	693,655	None	None	369,815	693,655	1,063,470	306,363		12/19/01	300
Auburn	MA	None	418,250	779,623	500	None	418,250	780,123	1,198,373	167,868		08/30/07	300
Chicopee	MA	None	761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	304,772		08/30/07	300
Chicopee Falls	MA	None	302,982	565,894	595	317	302,982	566,806	869,788	121,780		08/30/07	300
East Longmeadow	MA	None	614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	245,970		08/30/07	300
Gardner	MA	None	625,000	828,564	None	None	625,000	828,564	1,453,564	271,106		08/30/07	300
Great Barrington	MA	None	422,625	788,089	55,499	10,225	422,625	853,813	1,276,438	170,882		08/30/07	300
Greenfield	MA	None	389,436	726,452	(398,131)	145	389,436	328,466	717,902	157,902		08/30/07	300
Greenfield	MA	None	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	304,697		08/30/07	300
Haverhill	MA	None	568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	227,628		08/30/07	300
Holyoke	MA	None	577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	231,328		08/30/07	300
Hyannis	MA	None	687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	275,348		08/30/07	300
Lee	MA	None	540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	216,490		08/30/07	300
North Adams	MA	None	377,300	703,914	None	None	377,300	703,914	1,081,214	151,324		08/30/07	300
Norwood	MA	None	840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	336,226		08/30/07	300
Palmer	MA	None	141,524	598,480	None	None	141,524	598,480	740,004	264,327		12/19/01	300
Peabody	MA	None	529,555	222,590	None	None	529,555	222,590	752,145	98,309		12/19/01	300
Pittsfield	MA	None	286,241	950,022	None	None	286,241	950,022	1,236,263	419,591		12/19/01	300
Raynham	MA	None	761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	304,699		08/30/07	300
Sagamore Beach	MA	None	620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	248,309		08/30/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Saugus	MA	None	0	737,971	None	None	0	737,971	737,971	222,286		08/30/07	300
Seekonk	MA	None	614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	246,000		08/30/07	300
South Dartmouth	MA	None	379,217	707,492	None	79	379,217	707,571	1,086,788	152,095		08/30/07	300
Springfield	MA	None	230,030	865,572	None	None	230,030	865,572	1,095,602	382,292		12/19/01	300
Springfield	MA	None	227,207	958,444	None	None	227,207	958,444	1,185,651	423,311		12/19/01	300
Stoneham	MA	None	397,544	191,717	None	None	397,544	191,717	589,261	84,673		12/19/01	300
Sudbury	MA	None	0	633,843	None	None	0	633,843	633,843	182,399		08/30/07	300
Swansea	MA	None	173,853	488,699	None	None	173,853	488,699	662,552	215,841		12/19/01	300
Tewksbury	MA	None	392,079	730,927	None	None	392,079	730,927	1,123,006	157,132		08/30/07	300
Ware	MA	None	220,457	412,133	1,095	317	220,457	413,545	634,002	88,988		08/30/07	300
West Springfield	MA	None	243,556	455,532	595	317	243,556	456,444	700,000	98,052		08/30/07	300
West Springfield	MA	None	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	304,697		08/30/07	300
Wilbraham	MA	None	9,626,112	19,216,724	2,500	None	9,626,112	19,219,224	28,845,336	3,845,039		08/30/07	300
Wollaston	MA	None	411,366	766,745	None	None	411,366	766,745	1,178,111	164,833		08/30/07	300
Worcester	MA	None	578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	231,629		08/30/07	300
Waterville	ME	None	0	717,653	None	None	0	717,653	717,653	154,273		08/30/07	300
Windham	ME	None	0	831,301	1,000	None	0	832,301	832,301	179,241		08/30/07	300
Comstock Park	MI	None	810,477	1,506,864	27,441	13,270	810,477	1,547,575	2,358,052	371,130		11/01/06	300
Flint	MI	None	827,853	0	None	94	827,853	94	827,947	13		04/13/95	300
Flint	MI	None	885,144	1,645,531	70,987	16,059	885,144	1,732,577	2,617,721	405,356		11/01/06	300
Lansing	MI	None	873,536	1,623,973	None	94	873,536	1,624,067	2,497,603	397,885		11/01/06	300
Saginaw	MI	None	766,531	1,425,263	14,030	11,573	766,531	1,450,866	2,217,397	350,789		11/01/06	300
Taylor	MI	None	847,070	1,574,821	47,906	1,642	847,070	1,624,369	2,471,439	386,584		11/01/06	300
Westland	MI	None	869,530	1,616,568	None	228	869,530	1,616,796	2,486,326	396,138		11/01/06	300
Roseville	MN	None	281,600	1,305,560	None	None	281,600	1,305,560	1,587,160	1,305,560		12/18/84	300
Bridgeton	MO	None	743,559	1,585,207	158,517	21,922	743,559	1,765,646	2,509,205	402,056		11/01/06	300
Cape Girardeau	MO	None	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	339,802		11/01/06	300
Farmington	MO	None	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	355,682		11/01/06	300
Festus	MO	None	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	368,323		11/01/06	300
Fulton	MO	None	210,199	466,861	31,624	3,619	210,199	502,104	712,303	473,390		07/30/87	300
Hazelwood	MO	None	157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		08/28/85	300
Jefferson City	MO	None	713,088	1,325,993	21,893	11,025	713,088	1,358,911	2,071,999	325,576		11/01/06	300
Ozark	MO	None	140,000	292,482	None	None	140,000	292,482	432,482	176,941		11/20/97	300
Poplar Bluff	MO	None	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	352,702		11/01/06	300
Raymore	MO	None	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	331,007		11/01/06	300
Sedalia	MO	None	269,798	599,231	11,556	None	269,798	610,787	880,585	570,562		07/31/89	300
Sedalia	MO	None	696,604	1,295,380	39,992	20	696,604	1,335,392	2,031,996	317,703		11/01/06	300
St. Charles	MO	None	175,413	809,791	None	47	175,413	809,838	985,251	809,837		08/28/85	300
St. Charles	MO	None	695,121	1,001,878	None	1,022	695,121	1,002,900	1,698,021	683,087	12/22/95	03/16/95	300
St. Joseph	MO	None	775,660	1,785,308	None	None	775,660	1,785,308	2,560,968	437,399		11/01/06	300
St. Robert	MO	None	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	339,004		11/01/06	300
Sullivan	MO	None	85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	360,983		12/27/84	300
Columbus	MS	None	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	328,290		11/01/06	300
Corinth	MS	None	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	394,946		11/01/06	300
Hattiesburg	MS	None	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	390,060		11/01/06	300
Laurel	MS	None	778,938	1,448,844	27,259	7	778,938	1,476,110	2,255,048	355,765		11/01/06	300
Meridian	MS	None	0	2,481,172	None	None	0	2,481,172	2,481,172	600,655		11/01/06	300
Vicksburg	MS	None	698,189	1,298,881	(766,597)	8	698,189	532,292	1,230,481	334,196		11/01/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Albemarle	NC	None	721,392	1,341,825	480	137	721,392	1,342,442	2,063,834	328,791		11/01/06	300
Asheville	NC	None	838,421	1,558,792	480	145	838,421	1,559,417	2,397,838	381,948		11/01/06	300
Forest City	NC	None	872,424	1,621,940	None	131	872,424	1,622,071	2,494,495	397,396		11/01/06	300
Goldsboro	NC	None	811,502	1,509,029	71,629	131	811,502	1,580,789	2,392,291	386,476		11/01/06	300
Kernersville	NC	None	836,896	1,556,334	None	13,012	836,896	1,569,346	2,406,242	383,859		11/01/06	300
Roanoke Rapids	NC	None	834,223	1,551,226	None	131	834,223	1,551,357	2,385,580	380,071		11/01/06	300
Salisbury	NC	None	777,412	1,445,863	None	131	777,412	1,445,994	2,223,406	354,257		11/01/06	300
Sylva	NC	None	919,724	1,709,783	None	131	919,724	1,709,914	2,629,638	418,917		11/01/06	300
Bellevue	NE	None	656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	287,476	09/20/05	02/24/05	300
Omaha	NE	None	592,716	1,009,253	None	32	592,716	1,009,285	1,602,001	300,422	05/05/05	12/21/04	300
Papillion	NE	None	654,788	908,685	None	None	654,788	908,685	1,563,473	274,824	03/09/05	01/12/05	300
Concord	NH	None	577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	231,243		08/30/07	300
Concord	NH	None	849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	339,935		08/30/07	300
Dover	NH	None	687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	275,264		08/30/07	300
Keene	NH	None	253,769	310,470	None	None	253,769	310,470	564,239	137,123		12/19/01	300
Laconia	NH	None	330,520	467,594	None	None	330,520	467,594	798,114	206,519		12/19/01	300
Manchester	NH	None	266,337	486,676	None	None	266,337	486,676	753,013	214,947		12/19/01	300
North Conway	NH	None	473,031	607,020	None	None	473,031	607,020	1,080,051	268,099		12/19/01	300
Portmouth	NH	None	391,650	730,167	37,475	10	391,650	767,652	1,159,302	157,816		08/30/07	300
Rochester	NH	None	262,059	695,771	None	None	262,059	695,771	957,830	307,297		12/19/01	300
Bloomfield	NJ	None	556,520	260,498	None	None	556,520	260,498	817,018	115,052		12/19/01	300
Clark	NJ	None	541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	216,936		08/30/07	300
Hackettstown	NJ	None	307,186	525,142	None	None	307,186	525,142	832,328	231,936		12/19/01	300
Hazlet	NJ	None	614,417	1,143,885	None	None	614,417	1,143,885	1,758,302	245,918		08/30/07	300
Hillsdale	NJ	None	398,221	204,106	None	None	398,221	204,106	602,327	90,145		12/19/01	300
Middletown	NJ	None	0	640,403	None	None	0	640,403	640,403	223,069		08/30/07	300
Moorestown	NJ	None	294,708	550,139	637	9	294,708	550,785	845,493	118,325		08/30/07	300
Morris Plains	NJ	None	366,982	188,123	None	None	366,982	188,123	555,105	83,086		12/19/01	300
Mt. Holly	NJ	None	0	1,092,178	None	None	0	1,092,178	1,092,178	220,253		12/17/07	300
Pompton Plains	NJ	None	455,700	849,125	None	None	455,700	849,125	1,304,825	182,545		08/30/07	300
Toms River	NJ	None	826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	330,579		08/30/07	300
Albuquerque	NM	None	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	259,781	06/21/05	01/19/05	300
Albany	NY	None	457,538	852,510	32,428	6,924	457,538	891,862	1,349,400	184,940		08/30/07	300
Carmel	NY	None	266,619	707,819	None	None	266,619	707,819	974,438	312,619		12/19/01	300
Clifton Park	NY	None	1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	416,244		08/30/07	300
Delmar	NY	None	316,382	590,387	24,178	14,789	316,382	629,354	945,736	130,129		08/30/07	300
East Greenbush	NY	None	623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	249,467		08/30/07	300
Kingston	NY	None	430,667	802,583	None	None	430,667	802,583	1,233,250	172,538		08/30/07	300
Latham	NY	None	651,167	1,212,133	None	None	651,167	1,212,133	1,863,300	260,591		08/30/07	300
Middletown	NY	None	242,459	796,905	None	151	242,459	797,056	1,039,515	352,093		12/19/01	300
New Hartford	NY	None	226,041	422,563	None	None	226,041	422,563	648,604	90,834		08/30/07	300
Plattsburgh	NY	None	977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	390,696		08/30/07	300
Akron	OH	None	723,347	17	10,940	44,667	723,347	55,624	778,971	46,874		12/22/94	300
Akron	OH	None	318,182	593,654	None	None	318,182	593,654	911,836	127,618		08/30/07	300
Akron	OH	None	318,182	593,654	None	None	318,182	593,654	911,836	127,618		08/30/07	300
Beavercreek	OH	None	229,445	428,857	None	None	229,445	428,857	658,302	92,187		08/30/07	300
Defiance	OH	None	71,273	135,109	None	358	71,273	135,467	206,740	29,286		08/30/07	300
Elyria	OH	None	79,545	150,491	None	None	79,545	150,491	230,036	32,338		08/30/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Marion	OH	None	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	336,961		11/01/06	300
Maumee	OH	None	296,970	555,134	None	None	296,970	555,134	852,104	119,334		08/30/07	300
Mt. Vernon	OH	None	147,212	276,407	None	None	147,212	276,407	423,619	59,409		08/30/07	300
North Canton	OH	None	487,879	908,806	None	None	487,879	908,806	1,396,685	195,376		08/30/07	300
Parma Heights	OH	None	275,758	514,866	None	None	275,758	514,866	790,624	110,679		08/30/07	300
Sandusky	OH	None	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	375,460		11/01/06	300
Sandusky	OH	None	128,158	240,761	None	None	128,158	240,761	368,919	51,746		08/30/07	300
Stow	OH	None	317,546	712,455	None	114	317,546	712,569	1,030,115	712,493		12/31/87	300
Troy	OH	None	255,353	476,973	None	None	255,353	476,973	732,326	102,532		08/30/07	300
Vandalia	OH	None	145,833	273,579	None	None	145,833	273,579	419,412	58,802		08/30/07	300
Westlake	OH	None	169,697	317,897	None	None	169,697	317,897	487,594	68,331		08/30/07	300
Wooster	OH	None	763,642	1,419,901	None	399	763,642	1,420,300	2,183,942	348,195		11/01/06	300
Norman	OK	None	734,335	335,097	None	78,164	734,335	413,261	1,147,596	122,534	09/29/95	06/05/95	300
Oklahoma City	OK	None	759,826	0	None	None	759,826	-	759,826	-		07/06/95	300
Oklahoma City	OK	None	1,165,405	2,165,989	None	131	1,165,405	2,166,120	3,331,525	530,687		11/01/06	300
Tulsa	OK	None	490,000	910,004	None	173	490,000	910,177	1,400,177	253,431		01/24/06	300
Tulsa	OK	None	360,500	669,605	None	173	360,500	669,778	1,030,278	177,592		05/10/06	300
Tulsa	OK	None	1,021,904	1,899,486	2,440	120	1,021,904	1,902,046	2,923,950	465,504		11/01/06	300
Hermiston	OR	None	85,560	396,675	18,088	273	85,560	415,036	500,596	408,183		12/18/84	300
Lake Oswego	OR	None	175,899	815,508	None	5	175,899	815,513	991,412	815,511		05/16/84	300
Feasterville	PA	None	236,303	441,673	None	None	236,303	441,673	677,976	94,943		08/30/07	300
Gap	PA	None	0	1,012,812	1,000	None	0	1,013,812	1,013,812	218,265		08/30/07	300
Gettysburg	PA	None	289,040	809,676	None	None	289,040	809,676	1,098,716	357,605		12/19/01	300
Harrisburg	PA	None	577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	231,244		08/30/07	300
Horsham	PA	None	554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	221,938		08/30/07	300
Indiana	PA	None	828,653	1,540,630	53,833	8,912	828,653	1,603,375	2,432,028	379,989		11/01/06	300
Lancaster	PA	None	170,304	413,960	None	None	170,304	413,960	584,264	182,831		12/19/01	300
Lancaster	PA	None	276,251	460,784	None	None	276,251	460,784	737,035	203,511		12/19/01	300
Lebanon	PA	None	0	1,292,172	None	None	0	1,292,172	1,292,172	322,973		08/30/07	300
Philadelphia	PA	None	503,556	937,999	None	None	503,556	937,999	1,441,555	201,653		08/30/07	300
Cranston	RI	None	0	790,899	None	None	0	790,899	790,899	265,506		08/30/07	300
North Providence	RI	None	0	790,921	None	None	0	790,921	790,921	245,110		08/30/07	300
Pawtucket	RI	None	0	457,462	None	None	0	457,462	457,462	128,177		08/30/07	300
Gaffney	SC	None	727,738	1,353,238	22,043	131	727,738	1,375,412	2,103,150	341,545		11/01/06	300
Lancaster	SC	None	778,616	1,448,099	(1,056,134)	24	778,616	391,989	1,170,605	355,605		11/01/06	300
Rock Hill	SC	None	826,216	1,536,499	None	131	826,216	1,536,630	2,362,846	376,463		11/01/06	300
Chattanooga	TN	None	827,594	1,538,633	186,235	7,882	827,594	1,732,750	2,560,344	382,414		11/01/06	300
Chattanooga	TN	None	933,003	1,734,392	158,902	20,112	933,003	1,913,406	2,846,409	460,167		11/01/06	300
Dyersburg	TN	None	695,135	1,292,644	90,256	25,739	695,135	1,408,639	2,103,774	369,679		11/01/06	300
Greeneville	TN	None	936,669	1,741,253	None	131	936,669	1,741,384	2,678,053	426,628		11/01/06	300
Johnson City	TN	None	881,225	1,638,285	83,254	8,114	881,225	1,729,653	2,610,878	404,903		11/01/06	300
Kingsport	TN	None	786,332	1,462,055	107,280	10,878	786,332	1,580,213	2,366,545	399,256		11/01/06	300
McMinnville	TN	None	703,355	1,307,903	17,538	172	703,355	1,325,613	2,028,968	325,525		11/01/06	300
Memphis	TN	None	405,274	1,060,680	None	None	405,274	1,060,680	1,465,954	740,708	06/30/95	03/17/95	300
Memphis	TN	None	871,951	1,621,017	74,039	22,166	871,951	1,717,222	2,589,173	432,503		11/01/06	300
Newport	TN	None	640,841	1,191,858	15,271	20,171	640,841	1,227,300	1,868,141	311,365		11/01/06	300
Amarillo	TX	None	763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	327,524	09/12/08	03/03/08	300
Austin	TX	None	699,395	1,167,223	None	33,872	699,395	1,201,095	1,900,490	336,309	02/15/06	09/15/05	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Austin	TX	None	976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	354,463	10/23/06	06/19/06	300
Austin	TX	None	1,049,946	1,952,028	13,898	30,875	1,049,946	1,996,801	3,046,747	482,596		11/01/06	300
Bedford	TX	None	919,303	98,231	23,966	95	919,303	122,292	1,041,595	100,823		12/27/94	300
Cedar Park	TX	None	634,489	1,472,504	None	28,762	634,489	1,501,266	2,135,755	396,862	06/19/06	01/13/06	300
Crockett	TX	None	90,780	420,880	22,638	1,971	90,780	445,489	536,269	431,678		12/17/85	300
El Campo	TX	None	98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/85	300
Georgetown	TX	None	870,981	1,177,824	168,185	34,110	870,981	1,380,119	2,251,100	368,806	06/02/06	01/13/06	300
Greenville	TX	None	909,311	1,690,848	34,606	28,728	909,311	1,754,182	2,663,493	443,104		11/01/06	300
Harker Heights	TX	None	943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	317,843	08/28/08	03/20/08	300
Hillsboro	TX	None	75,992	352,316	78,212	14,563	75,992	445,091	521,083	392,936		08/01/84	300
Houston	TX	None	1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	1,585,862		09/05/97	300
Houston	TX	None	989,152	1,838,713	None	12,959	989,152	1,851,672	2,840,824	451,108		11/01/06	300
Irving	TX	None	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	852		02/05/03	300
Killeen	TX	None	1,327,348	2,467,204	17,494	13,105	1,327,348	2,497,803	3,825,151	605,575		11/01/06	300
Live Oak	TX	None	727,956	1,214,835	181,920	33,148	727,956	1,429,903	2,157,859	414,715	09/27/05	06/01/05	300
Longview	TX	None	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	561,015		11/01/06	300
Lufkin	TX	None	105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/08/85	300
Mesquite	TX	None	134,940	625,612	None	None	134,940	625,612	760,552	625,612		03/20/86	300
Mesquite	TX	None	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	None	984,909	1,831,268	28,576	16,218	984,909	1,876,062	2,860,971	450,857		11/01/06	300
Mexia	TX	None	93,620	434,046	50,273	11,861	93,620	496,180	589,800	444,351		12/18/85	300
New Braunfels	TX	None	860,262	1,169,016	250,000	56,872	860,262	1,475,888	2,336,150	425,099	02/14/06	10/12/05	300
Palestine	TX	None	825,066	1,534,394	31,586	13,211	825,066	1,579,191	2,404,257	377,518		11/01/06	300
Plano	TX	None	2,420,222	769	None	None	2,420,222	769	2,420,991	323	03/12/03	06/27/02	300
San Antonio	TX	None	835,431	1,185,257	None	49,931	835,431	1,235,188	2,070,619	350,549	12/02/05	06/24/05	300
San Antonio	TX	None	690,443	1,109,136	None	40,933	690,443	1,150,069	1,840,512	328,229	10/24/05	06/27/05	300
San Antonio	TX	None	835,586	1,227,220	None	45,378	835,586	1,272,598	2,108,184	323,915	09/14/06	05/09/06	300
Temple	TX	None	797,574	1,193,813	1,350	19,714	797,574	1,214,877	2,012,451	316,900	09/14/06	04/07/06	300
Waxahachie	TX	None	326,935	726,137	940	265	326,935	727,342	1,054,277	726,202		12/29/87	300
Waxahachie	TX	None	1,035,794	1,925,746	None	165	1,035,794	1,925,911	2,961,705	471,840		11/01/06	300
Sandy	UT	None	635,945	884,792	None	286	635,945	885,078	1,521,023	603,388		12/22/95	300
Bluefield	VA	None	845,277	1,571,754	None	302	845,277	1,572,056	2,417,333	385,129		11/01/06	300
Chester	VA	None	541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	216,869		08/30/07	300
Danville	VA	None	751,055	1,396,772	66,062	18,690	751,055	1,481,524	2,232,579	359,779		11/01/06	300
Martinsville	VA	None	833,114	1,549,167	480	302	833,114	1,549,949	2,383,063	379,617		11/01/06	300
Midlothian	VA	None	421,479	785,639	103,125	13,683	421,479	902,447	1,323,926	172,426		08/30/07	300
Richmond	VA	None	385,000	717,891	3,850	145	385,000	721,886	1,106,886	154,634		08/30/07	300
Staunton	VA	None	867,684	1,613,368	17,107	39,801	867,684	1,670,276	2,537,960	435,102		11/01/06	300
Williamsburg	VA	None	651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	260,606		08/30/07	300
Bennington	VT	None	118,823	673,551	None	None	118,823	673,551	792,374	297,483		12/19/01	300
Brattleboro	VT	None	0	738,115	None	None	0	738,115	738,115	235,521		08/30/07	300
Rutland	VT	None	812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	324,887		08/30/07	300
Williston	VT	None	0	1,197,659	None	None	0	1,197,659	1,197,659	320,441		08/30/07	300
Tacoma	WA	None	198,857	921,947	51,224	127	198,857	973,298	1,172,155	946,954		05/29/84	300
Sturgeon Bay	WI	None	214,865	477,221	34,385	454	214,865	512,060	726,925	492,872		12/01/87	300
Parkersburg	WV	None	722,732	1,343,920	81,258	33,305	722,732	1,458,483	2,181,215	340,149		11/01/06	300
Laramie	WY	None	210,000	466,417	43,443	3,596	210,000	513,456	723,456	426,380		03/12/90	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Restaurants - quick service
Alabaster	AL	None	335,197	622,697	None	None	335,197	622,697	957,894	156,712		09/14/06	300
Andalusia	AL	None	252,403	468,949	None	None	252,403	468,949	721,352	118,019		09/14/06	300
Atmore	AL	None	272,044	505,636	None	None	272,044	505,636	777,680	230,059		08/31/01	300
Attalla	AL	None	148,993	276,890	None	None	148,993	276,890	425,883	69,684		09/14/06	300
Bessemer	AL	None	172,438	320,429	None	None	172,438	320,429	492,867	80,641		09/14/06	300
Brent	AL	None	134,432	249,846	None	None	134,432	249,846	384,278	62,878		09/14/06	300
Clanton	AL	None	230,036	427,391	None	None	230,036	427,391	657,427	194,461		08/31/01	300
Demopolis	AL	None	251,349	466,972	None	None	251,349	466,972	718,321	212,470		08/31/01	300
Fort Payne	AL	None	303,056	563,001	None	None	303,056	563,001	866,057	256,163		08/31/01	300
Gadsden	AL	None	242,194	449,977	None	None	242,194	449,977	692,171	113,244		09/14/06	300
Gardendale	AL	None	398,669	740,568	None	None	398,669	740,568	1,139,237	336,956		08/31/01	300
Greenville	AL	None	226,108	420,117	None	None	226,108	420,117	646,225	105,729		09/14/06	300
Haleyville	AL	None	262,500	488,357	None	None	262,500	488,357	750,857	98,484		12/21/07	300
Hamilton	AL	None	214,198	397,991	None	None	214,198	397,991	612,189	100,161		09/14/06	300
Hoover	AL	None	251,434	467,185	None	None	251,434	467,185	718,619	212,566		08/31/01	300
Hueytown	AL	None	281,422	522,828	None	None	281,422	522,828	804,250	131,578		09/14/06	300
Leeds	AL	None	171,145	318,028	None	None	171,145	318,028	489,173	80,037		09/14/06	300
Mobile	AL	None	286,333	531,950	None	None	286,333	531,950	818,283	133,874		09/14/06	300
Montgomery	AL	None	143,693	267,060	None	None	143,693	267,060	410,753	67,210		09/14/06	300
Montgomery	AL	None	145,206	269,870	None	None	145,206	269,870	415,076	67,917		09/14/06	300
Montgomery	AL	None	380,468	706,777	None	None	380,468	706,777	1,087,245	175,516		10/12/06	300
Opp	AL	None	160,778	298,782	None	None	160,778	298,782	459,560	74,198		10/12/06	300
Prattville	AL	None	254,278	472,432	None	None	254,278	472,432	726,710	118,895		09/14/06	300
South Alabaster	AL	None	148,982	276,881	None	None	148,982	276,881	425,863	69,682		09/14/06	300
Trussville	AL	None	256,485	476,510	None	None	256,485	476,510	732,995	118,333		10/12/06	300
Warrior	AL	None	159,109	295,676	None	None	159,109	295,676	454,785	74,412		09/14/06	300
Arkadelphia	AR	None	248,868	462,744	None	None	248,868	462,744	711,612	114,915		10/12/06	300
Bentonville	AR	None	377,086	700,582	None	None	377,086	700,582	1,077,668	318,761		08/31/01	300
Hope	AR	None	288,643	536,715	None	None	288,643	536,715	825,358	244,196		08/31/01	300
Jacksonville	AR	None	267,376	497,124	None	None	267,376	497,124	764,500	125,110		09/14/06	300
Jonesboro	AR	None	173,984	323,371	None	70	173,984	323,441	497,425	66,295		11/16/07	300
Little Rock	AR	None	317,000	589,377	None	None	317,000	589,377	906,377	268,158		08/31/01	300
Malvern	AR	None	219,703	408,588	None	None	219,703	408,588	628,291	102,828		09/14/06	300
Pocahontas	AR	None	241,128	447,988	None	None	241,128	447,988	689,116	111,250		10/12/06	300
Siloam Springs	AR	None	190,000	352,808	None	None	190,000	352,808	542,808	213,438		11/20/97	300
Glendale	AZ	None	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	295,869		08/28/07	300
Phoenix	AZ	None	704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	281,218		08/28/07	300
Phoenix	AZ	None	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	325,062		08/28/07	300
Tempe	AZ	None	525,463	976,404	None	None	525,463	976,404	1,501,867	209,925		08/28/07	300
Tucson	AZ	None	107,393	500,154	None	61	107,393	500,215	607,608	498,468		01/17/86	300
Tucson	AZ	None	463,231	860,982	None	None	463,231	860,982	1,324,213	185,109		08/28/07	300
Tucson	AZ	None	496,194	922,053	None	None	496,194	922,053	1,418,247	198,239		08/28/07	300
Yuma	AZ	None	236,121	541,651	None	None	236,121	541,651	777,772	316,862		05/28/98	300
Barstow	CA	None	689,842	690,204	None	None	689,842	690,204	1,380,046	394,569		09/24/98	300
Fresno	CA	None	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	224,389		08/28/07	300
Livermore	CA	None	662,161	823,242	None	None	662,161	823,242	1,485,403	470,623		09/23/98	300
Rancho Cucamonga	CA	None	95,192	441,334	None	5	95,192	441,339	536,531	441,336		12/20/85	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Riverside	CA	None	90,000	170,394	135,301	None	90,000	305,695	395,695	230,808		12/09/76	300
Sacramento	CA	None	386,793	417,290	None	127	386,793	417,417	804,210	241,460		07/31/98	300
San Ramon	CA	None	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	None	288,558	537,322	None	None	288,558	537,322	825,880	115,520		08/28/07	300
Aurora	CO	None	210,000	540,346	None	None	210,000	540,346	750,346	29,719		08/29/11	300
Broomfield	CO	None	444,277	0	None	None	444,277	-	444,277	-		08/29/11	300
Brush	CO	None	90,000	220,976	None	None	90,000	220,976	310,976	12,154		08/29/11	300
Colorado Springs	CO	None	152,000	704,736	None	None	152,000	704,736	856,736	704,736		09/30/86	300
Fort Morgan	CO	None	80,000	350,452	None	None	80,000	350,452	430,452	19,275		08/29/11	300
Lafayette	CO	None	450,000	59,281	None	None	450,000	59,281	509,281	3,260		08/29/11	300
Lakewood	CO	None	510,000	124,971	None	None	510,000	124,971	634,971	6,873		08/29/11	300
Littleton	CO	None	260,000	508,347	None	None	260,000	508,347	768,347	27,959		08/29/11	300
Littleton	CO	None	470,000	207,744	None	None	470,000	207,744	677,744	11,426		08/29/11	300
Westminster	CO	None	261,466	487,102	None	None	261,466	487,102	748,568	104,725		08/28/07	300
Meriden	CT	None	369,482	687,116	None	None	369,482	687,116	1,056,598	147,728		08/28/07	300
Chipley	FL	None	270,439	502,655	None	None	270,439	502,655	773,094	228,703		08/31/01	300
Clearwater	FL	None	484,090	899,658	None	None	484,090	899,658	1,383,748	193,425		08/28/07	300
Clearwater	FL	None	370,000	512,393	None	None	370,000	512,393	882,393	28,182		08/29/11	300
Dade City	FL	None	140,000	387,991	None	None	140,000	387,991	527,991	21,340		08/29/11	300
DeFuniak Springs	FL	None	269,554	501,010	None	None	269,554	501,010	770,564	227,954		08/31/01	300
Dunedin	FL	None	440,000	100,727	None	None	440,000	100,727	540,727	5,540		08/29/11	300
Jacksonville	FL	None	150,210	693,445	None	253	150,210	693,698	843,908	693,613		09/13/85	300
Lake Mary	FL	None	774,043	1,438,165	None	None	774,043	1,438,165	2,212,208	309,203		08/28/07	300
Lake Placid	FL	None	220,000	206,076	None	None	220,000	206,076	426,076	11,334		08/29/11	300
Lakeland	FL	None	310,000	519,387	None	None	310,000	519,387	829,387	28,566		08/29/11	300
Lakeland	FL	None	530,000	556,704	None	None	530,000	556,704	1,086,704	30,619		08/29/11	300
Lakeland	FL	None	170,000	288,777	None	None	170,000	288,777	458,777	15,883		08/29/11	300
New Port Richey	FL	None	260,000	579,385	None	None	260,000	579,385	839,385	31,866		08/29/11	300
Orlando	FL	None	600,000	949,489	None	None	600,000	949,489	1,549,489	517,693	05/27/99	12/18/98	300
Oviedo	FL	None	204,200	911,338	None	None	204,200	911,338	1,115,538	466,456	03/27/00	08/24/99	300
Oviedo	FL	None	456,108	847,515	None	18	456,108	847,533	1,303,641	241,556		11/21/05	300
Oviedo	FL	None	465,993	866,048	None	None	465,993	866,048	1,332,041	186,199		08/28/07	300
Palm Bay	FL	None	330,000	556,668	None	None	330,000	556,668	886,668	307,217	02/17/99	12/29/98	300
Panama City	FL	None	202,047	375,424	None	None	202,047	375,424	577,471	93,230		10/12/06	300
Pembroke Pines	FL	None	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	296,035		08/28/07	300
Pensacola	FL	None	767,303	1,424,991	None	None	767,303	1,424,991	2,192,294	11,875		10/15/12	300
Port Richey	FL	None	848,210	1,575,247	None	None	848,210	1,575,247	2,423,457	13,127		10/15/12	300
Seffner	FL	None	200,000	209,679	None	None	200,000	209,679	409,679	11,532		08/29/11	300
St. Petersburg	FL	None	379,455	705,487	None	None	379,455	705,487	1,084,942	151,677		08/28/07	300
St. Petersburg	FL	None	370,000	675,403	None	None	370,000	675,403	1,045,403	37,147		08/29/11	300
Tallahassee	FL	None	385,000	715,857	None	None	385,000	715,857	1,100,857	144,363		12/25/07	300
Tallahassee	FL	None	175,000	325,857	None	None	175,000	325,857	500,857	65,713		12/25/07	300
Tampa	FL	None	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	384,447		08/28/07	300
Tampa	FL	None	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	217,862		08/28/07	300
Tampa	FL	None	470,000	208,666	None	None	470,000	208,666	678,666	11,477		08/29/11	300
Tampa	FL	None	430,000	589,949	None	None	430,000	589,949	1,019,949	32,447		08/29/11	300
Venice	FL	None	340,000	28,239	None	None	340,000	28,239	368,239	1,553		08/29/11	300
Wauchula	FL	None	260,000	324,525	None	None	260,000	324,525	584,525	17,849		08/29/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Zephyrhills	FL	None	220,000	662,046	None	None	220,000	662,046	882,046	36,413		08/29/11	300
Albany	GA	None	326,690	607,247	None	None	326,690	607,247	933,937	171,041		12/22/05	300
Buford	GA	None	400,000	361,957	None	None	400,000	361,957	761,957	19,908		08/29/11	300
Cairo	GA	None	210,000	390,566	None	None	210,000	390,566	600,566	78,764		12/25/07	300
Cumming	GA	None	520,000	248,510	None	None	520,000	248,510	768,510	13,668		08/29/11	300
Duluth	GA	None	536,205	996,521	None	None	536,205	996,521	1,532,726	214,250		08/28/07	300
Garden City	GA	None	197,225	438,043	32,125	433	197,225	470,601	667,826	430,156		04/20/89	300
Lawrenceville	GA	None	220,000	384,908	None	None	220,000	384,908	604,908	21,170		08/29/11	300
Lilburn	GA	None	237,822	442,409	None	None	237,822	442,409	680,231	95,116		08/28/07	300
Lilburn	GA	None	380,000	338,634	None	None	380,000	338,634	718,634	18,625		08/29/11	300
Loganville	GA	None	340,000	422,840	None	None	340,000	422,840	762,840	23,256		08/29/11	300
Marietta	GA	None	423,132	786,530	None	None	423,132	786,530	1,209,662	169,102		08/28/07	300
Norcross	GA	None	310,000	286,762	None	None	310,000	286,762	596,762	15,772		08/29/11	300
Oakwood	GA	None	440,000	100,481	None	None	440,000	100,481	540,481	5,526		08/29/11	300
Roswell	GA	None	310,767	578,088	None	None	310,767	578,088	888,855	124,285		08/28/07	300
Thomasville	GA	None	300,211	558,074	None	None	300,211	558,074	858,285	157,190		12/22/05	300
Washington	GA	None	292,628	543,862	None	None	292,628	543,862	836,490	247,452		08/31/01	300
Waycross	GA	None	223,475	415,563	None	None	223,475	415,563	639,038	117,050		12/22/05	300
Winder	GA	None	230,000	429,116	None	None	230,000	429,116	659,116	23,601		08/29/11	300
Altoona	IA	None	426,834	792,693	None	None	426,834	792,693	1,219,527	22,460		04/17/12	300
Cedar Falls	IA	None	208,411	387,971	None	None	208,411	387,971	596,382	109,277		12/22/05	300
Cedar Falls	IA	None	187,250	349,057	None	None	187,250	349,057	536,307	70,389		12/21/07	300
Cedar Rapids	IA	None	125,076	233,206	None	None	125,076	233,206	358,282	65,685		12/22/05	300
Fort Dodge	IA	None	388,815	722,573	None	None	388,815	722,573	1,111,388	181,848		09/14/06	300
Oelwein	IA	None	84,244	157,375	None	None	84,244	157,375	241,619	44,326		12/22/05	300
Ottumwa	IA	None	393,010	729,875	None	None	393,010	729,875	1,122,885	18,247		05/25/12	300
Urbandale	IA	None	395,896	735,724	None	None	395,896	735,724	1,131,620	185,157		09/14/06	300
Waterloo	IA	None	263,555	490,374	None	None	263,555	490,374	753,929	134,853		02/28/06	300
Boise	ID	None	190,894	824,305	None	283	190,894	824,588	1,015,482	442,052		05/17/88	300
Boise	ID	None	161,352	735,104	None	283	161,352	735,387	896,739	347,484		10/07/88	300
Bethalto	IL	None	180,000	166,596	None	None	180,000	166,596	346,596	9,163		08/29/11	300
Buffalo Grove	IL	None	306,250	569,693	None	None	306,250	569,693	875,943	122,481		08/28/07	300
Cahokia	IL	None	70,000	613,995	None	None	70,000	613,995	683,995	33,770		08/29/11	300
Carlyle	IL	None	80,000	428,860	None	None	80,000	428,860	508,860	23,587		08/29/11	300
Centralia	IL	None	225,966	420,573	None	None	225,966	420,573	646,539	118,460		12/22/05	300
Countryside	IL	None	301,000	559,824	None	None	301,000	559,824	860,824	120,358		08/28/07	300
Edwardsville	IL	None	360,000	328,978	None	None	360,000	328,978	688,978	18,094		08/29/11	300
Elgin	IL	None	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	279,700		08/28/07	300
Fairview Heights	IL	None	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	349,786		11/21/05	300
Godfrey	IL	None	200,000	282,701	None	None	200,000	282,701	482,701	15,549		08/29/11	300
Gurnee	IL	None	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	293,634		08/28/07	300
Highland	IL	None	130,000	454,866	None	None	130,000	454,866	584,866	25,018		08/29/11	300
Jerseyville	IL	None	150,000	420,481	None	None	150,000	420,481	570,481	23,126		08/29/11	300
Joliet	IL	None	280,903	522,424	None	None	280,903	522,424	803,327	112,319		08/28/07	300
Lincoln	IL	None	206,532	383,970	None	None	206,532	383,970	590,502	174,701		08/31/01	300
Litchfield	IL	None	130,000	363,760	None	None	130,000	363,760	493,760	20,007		08/29/11	300
Mascoutah	IL	None	80,000	435,792	None	None	80,000	435,792	515,792	23,969		08/29/11	300
Red Bud	IL	None	180,000	251,200	None	None	180,000	251,200	431,200	13,816		08/29/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Rock Island	IL	None	138,463	258,066	None	None	138,463	258,066	396,529	72,688		12/22/05	300
Sparta	IL	None	240,000	236,571	None	None	240,000	236,571	476,571	13,011		08/29/11	300
Troy	IL	None	230,000	281,230	None	None	230,000	281,230	511,230	15,468		08/29/11	300
Waukegan	IL	None	496,908	923,576	None	None	496,908	923,576	1,420,484	198,567		08/28/07	300
Westmont	IL	None	475,300	883,468	None	None	475,300	883,468	1,358,768	189,943		08/28/07	300
Wood River	IL	None	180,000	369,377	None	None	180,000	369,377	549,377	20,316		08/29/11	300
Elkhart	IN	None	496,306	922,168	None	None	496,306	922,168	1,418,474	262,818		11/21/05	300
Evansville	IN	None	136,738	254,864	None	None	136,738	254,864	391,602	71,786		12/22/05	300
Indianapolis	IN	None	437,500	813,225	None	None	437,500	813,225	1,250,725	174,842		08/28/07	300
Jasper	IN	None	129,919	242,199	None	None	129,919	242,199	372,118	68,218		12/22/05	300
Kokomo	IN	None	417,330	775,555	None	None	417,330	775,555	1,192,885	210,692		03/28/06	300
Marion	IN	None	426,384	792,314	None	None	426,384	792,314	1,218,698	223,168		12/13/05	300
Muncie	IN	None	136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		03/18/86	300
Muncie	IN	None	67,156	149,157	13,837	179	67,156	163,173	230,329	153,066		03/30/88	300
Muncie	IN	None	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	341,084		11/21/05	300
Munster	IN	None	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	223,800		08/28/07	300
Newburgh	IN	None	161,193	300,280	None	None	161,193	300,280	461,473	84,578		12/22/05	300
South Bend	IN	None	133,200	617,545	None	134	133,200	617,679	750,879	617,612		04/28/86	300
Valparaiso	IN	None	365,612	679,507	None	None	365,612	679,507	1,045,119	189,129		01/11/06	300
Washington	IN	None	155,856	290,368	None	None	155,856	290,368	446,224	81,786		12/22/05	300
Westfield	IN	None	213,341	477,300	None	211	213,341	477,511	690,852	438,639		12/21/89	300
Chanute	KS	None	330,852	615,008	None	None	330,852	615,008	945,860	154,777		09/14/06	300
Fort Scott	KS	None	269,301	500,698	None	None	269,301	500,698	769,999	126,009		09/14/06	300
Kansas City	KS	None	190,000	700,039	None	None	190,000	700,039	890,039	38,502		08/29/11	300
Kansas City	KS	None	170,000	214,040	None	None	170,000	214,040	384,040	11,772		08/29/11	300
Kansas City	KS	None	210,000	624,304	None	None	210,000	624,304	834,304	34,337		08/29/11	300
Kansas City	KS	None	140,000	767,812	None	None	140,000	767,812	907,812	42,230		08/29/11	300
Lawrence	KS	None	410,000	338,788	None	None	410,000	338,788	748,788	18,633		08/29/11	300
Overland Park	KS	None	408,578	759,513	None	None	408,578	759,513	1,168,091	163,294		08/28/07	300
Overland Park	KS	None	754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	301,228		08/28/07	300
Parsons	KS	None	318,516	592,099	None	None	318,516	592,099	910,615	149,012		09/14/06	300
Topeka	KS	None	232,146	431,853	None	None	232,146	431,853	663,999	92,847		08/28/07	300
Bowling Green	KY	None	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	362,806		11/21/05	300
Hazard	KY	None	243,836	453,025	None	8	243,836	453,033	696,869	114,013		09/14/06	300
Lexington	KY	None	122,200	1,400	None	31,682	122,200	33,082	155,282	9,706		12/03/86	300
Madisonville	KY	None	422,501	784,831	None	None	422,501	784,831	1,207,332	197,516		09/14/06	300
Paducah	KY	None	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	356,614		11/21/05	300
Bossier City	LA	None	172,269	320,497	None	None	172,269	320,497	492,766	80,659		09/14/06	300
Deridder	LA	None	371,127	690,819	None	None	371,127	690,819	1,061,946	153,118		06/22/07	300
Jonesboro	LA	None	163,651	304,492	None	None	163,651	304,492	468,143	76,630		09/14/06	300
Natchitoches	LA	None	291,675	541,890	None	None	291,675	541,890	833,565	246,557		08/31/01	300
Ruston	LA	None	170,274	316,792	None	None	170,274	316,792	487,066	79,726		09/14/06	300
Shreveport	LA	None	359,268	667,417	None	None	359,268	667,417	1,026,685	303,672		08/31/01	300
Shreveport	LA	None	154,671	287,815	None	None	154,671	287,815	442,486	72,433		09/14/06	300
Shreveport	LA	None	200,033	372,059	None	None	200,033	372,059	572,092	93,635		09/14/06	300
Shreveport	LA	None	259,987	483,401	None	None	259,987	483,401	743,388	121,656		09/14/06	300
Shreveport	LA	None	269,130	500,382	None	None	269,130	500,382	769,512	125,930		09/14/06	300
Vivian	LA	None	135,568	252,338	None	None	135,568	252,338	387,906	63,505		09/14/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Winnfield	LA	None	145,973	271,661	None	None	145,973	271,661	417,634	68,368		09/14/06	300
Fall River	MA	None	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	384,383		08/28/07	300
Lawrence	MA	None	910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	363,535		08/28/07	300
Hagerstown	MD	None	499,396	928,250	None	None	499,396	928,250	1,427,646	199,572		08/28/07	300
Canton	MI	None	279,923	521,223	None	None	279,923	521,223	801,146	112,061		08/28/07	300
Livonia	MI	None	350,000	651,446	None	None	350,000	651,446	1,001,446	140,059		08/28/07	300
Affton	MO	None	120,000	171,955	None	None	120,000	171,955	291,955	9,458		08/29/11	300
Bolivar	MO	None	237,094	440,596	None	None	237,094	440,596	677,690	200,468		08/31/01	300
Bridgeton	MO	None	570,000	228,347	None	None	570,000	228,347	798,347	12,559		08/29/11	300
Buffalo	MO	None	159,346	296,519	None	24	159,346	296,543	455,889	74,646		09/14/06	300
Cape Girardeau	MO	None	450,078	836,372	None	None	450,078	836,372	1,286,450	232,790		01/11/06	300
Florissant	MO	None	290,000	86,396	None	None	290,000	86,396	376,396	4,752		08/29/11	300
Florissant	MO	None	250,000	239,221	None	None	250,000	239,221	489,221	13,157		08/29/11	300
Grandview	MO	None	280,000	235,370	None	None	280,000	235,370	515,370	12,945		08/29/11	300
Joplin	MO	None	301,207	749,000	None	None	301,207	749,000	1,050,207	21,711		09/14/06	300
Joplin	MO	None	281,001	522,428	None	None	281,001	522,428	803,429	131,478		09/14/06	300
Kansas City	MO	None	315,334	586,423	None	None	315,334	586,423	901,757	126,077		08/28/07	300
Kansas City	MO	None	230,000	484,010	None	None	230,000	484,010	714,010	26,621		08/29/11	300
Kansas City	MO	None	200,000	339,994	None	None	200,000	339,994	539,994	18,700		08/29/11	300
Lees Summit	MO	None	500,000	450,156	None	None	500,000	450,156	950,156	24,759		08/29/11	300
Mountain Grove	MO	None	219,704	408,591	None	None	219,704	408,591	628,295	102,829		09/14/06	300
Mt. Vernon	MO	None	160,000	282,586	None	None	160,000	282,586	442,586	170,954		11/20/97	300
Nevada	MO	None	290,795	540,616	None	None	290,795	540,616	831,411	136,055		09/14/06	300
Nixa	MO	None	251,387	467,430	None	None	251,387	467,430	718,817	117,637		09/14/06	300
Raymore	MO	None	460,000	663,580	None	None	460,000	663,580	1,123,580	36,497		08/29/11	300
Springfield	MO	None	251,381	467,418	None	None	251,381	467,418	718,799	117,634		09/14/06	300
Springfield	MO	None	225,939	420,162	None	None	225,939	420,162	646,101	104,340		10/12/06	300
St. Louis	MO	None	340,000	88,519	None	None	340,000	88,519	428,519	4,869		08/29/11	300
St. Louis	MO	None	500,000	184,049	None	None	500,000	184,049	684,049	10,123		08/29/11	300
St. Robert	MO	None	329,242	611,728	None	None	329,242	611,728	940,970	278,333		08/31/01	300
Webb City	MO	None	337,647	627,628	None	None	337,647	627,628	965,275	157,953		09/14/06	300
Biloxi	MS	None	414,902	770,725	None	None	414,902	770,725	1,185,627	193,966		09/14/06	300
Canton	MS	None	163,193	303,268	None	None	163,193	303,268	466,461	76,322		09/14/06	300
Carthage	MS	None	157,803	293,257	None	None	157,803	293,257	451,060	73,803		09/14/06	300
Columbus	MS	None	128,409	238,775	None	None	128,409	238,775	367,184	67,255		12/22/05	300
Columbus	MS	None	117,411	218,350	None	None	117,411	218,350	335,761	61,501		12/22/05	300
Corinth	MS	None	285,607	530,598	None	None	285,607	530,598	816,205	133,534		09/14/06	300
Flowood	MS	None	154,733	287,549	None	168	154,733	287,717	442,450	72,378		09/14/06	300
Forest	MS	None	106,457	198,007	None	None	106,457	198,007	304,464	55,771		12/22/05	300
Fulton	MS	None	239,686	445,337	None	None	239,686	445,337	685,023	202,626		08/31/01	300
Gautier	MS	None	241,995	449,607	None	None	241,995	449,607	691,602	113,151		09/14/06	300
Greenville	MS	None	311,324	578,378	None	None	311,324	578,378	889,702	263,159		08/31/01	300
Greenwood	MS	None	177,329	329,520	None	None	177,329	329,520	506,849	82,929		09/14/06	300
Hernando	MS	None	137,898	256,282	None	None	137,898	256,282	394,180	64,498		09/14/06	300
Houston	MS	None	226,962	421,695	None	None	226,962	421,695	648,657	106,127		09/14/06	300
Indianola	MS	None	270,639	502,822	None	None	270,639	502,822	773,461	228,781		08/31/01	300
Iuka	MS	None	139,243	258,779	None	None	139,243	258,779	398,022	65,126		09/14/06	300
Jackson	MS	None	237,982	442,154	None	None	237,982	442,154	680,136	111,275		09/14/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Jackson	MS	None	352,003	653,900	None	None	352,003	653,900	1,005,903	162,385		10/12/06	300
Kosciusko	MS	None	311,422	578,550	None	None	311,422	578,550	889,972	145,602		09/14/06	300
Magee	MS	None	264,395	491,206	None	None	264,395	491,206	755,601	123,620		09/14/06	300
Moss Point	MS	None	287,821	534,713	None	None	287,821	534,713	822,534	134,569		09/14/06	300
Natchez	MS	None	402,589	747,934	None	None	402,589	747,934	1,150,523	180,751		12/21/06	300
Newton	MS	None	284,350	528,311	None	None	284,350	528,311	812,661	240,378		08/31/01	300
Olive Branch	MS	None	332,234	617,192	None	None	332,234	617,192	949,426	155,327		09/14/06	300
Olive Branch	MS	None	362,276	673,055	None	None	362,276	673,055	1,035,331	137,976		11/16/07	300
Oxford	MS	None	164,058	304,873	None	None	164,058	304,873	468,931	76,726		09/14/06	300
Oxford	MS	None	297,182	552,097	None	None	297,182	552,097	849,279	137,104		10/12/06	300
Philadelphia	MS	None	292,868	543,912	None	None	292,868	543,912	836,780	136,885		09/14/06	300
Pontotoc	MS	None	285,006	529,492	None	None	285,006	529,492	814,498	133,255		09/14/06	300
Southaven	MS	None	498,426	925,905	None	None	498,426	925,905	1,424,331	189,810		11/16/07	300
Starkville	MS	None	175,436	326,005	None	None	175,436	326,005	501,441	82,045		09/14/06	300
Tupelo	MS	None	166,869	310,095	None	None	166,869	310,095	476,964	78,040		09/14/06	300
Tupelo	MS	None	225,934	419,857	None	None	225,934	419,857	645,791	105,664		09/28/06	300
Vicksburg	MS	None	275,895	512,632	None	None	275,895	512,632	788,527	129,013		09/28/06	300
West Point	MS	None	87,859	163,468	None	None	87,859	163,468	251,327	46,043		12/22/05	300
Wiggins	MS	None	268,104	498,095	None	None	268,104	498,095	766,199	125,354		09/14/06	300
Asheville	NC	None	264,226	491,419	None	None	264,226	491,419	755,645	105,653		08/28/07	300
Winston Salem	NC	None	126,423	235,323	None	None	126,423	235,323	361,746	66,282		12/22/05	300
Winston-Salem	NC	None	353,239	656,427	None	None	353,239	656,427	1,009,666	298,669		08/31/01	300
Devils Lake	ND	None	150,390	279,798	None	None	150,390	279,798	430,188	78,810		12/22/05	300
Fargo	ND	None	217,057	403,609	None	None	217,057	403,609	620,666	113,683		12/22/05	300
Jamestown	ND	None	136,523	254,045	None	None	136,523	254,045	390,568	71,556		12/22/05	300
Minot	ND	None	153,870	286,260	None	None	153,870	286,260	440,130	80,630		12/22/05	300
Omaha	NE	None	444,460	825,938	None	32	444,460	825,970	1,270,430	229,889		01/11/06	300
Omaha	NE	None	350,000	650,877	None	32	350,000	650,909	1,000,909	139,940		08/28/07	300
Albuquerque	NM	None	471,899	876,928	None	None	471,899	876,928	1,348,827	188,538		08/28/07	300
Amherst	NY	None	412,349	767,082	None	None	412,349	767,082	1,179,431	164,921		08/28/07	300
Buffalo	NY	None	317,454	591,060	None	None	317,454	591,060	908,514	127,074		08/28/07	300
Cincinnati	OH	None	299,187	556,978	None	None	299,187	556,978	856,165	119,727		08/28/07	300
Mentor	OH	None	394,450	734,205	None	None	394,450	734,205	1,128,655	157,840		08/28/07	300
Parma	OH	None	473,710	881,038	None	None	473,710	881,038	1,354,748	189,421		08/28/07	300
Toledo	OH	None	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	253,208		08/28/07	300
Bixby	OK	None	145,791	271,272	None	None	145,791	271,272	417,063	76,408		12/22/05	300
Broken Arrow	OK	None	245,000	369,002	None	61	245,000	369,063	614,063	222,020		12/12/97	300
Checotah	OK	None	153,232	285,092	None	None	153,232	285,092	438,324	80,301		12/22/05	300
Idabel	OK	None	214,244	398,545	None	None	214,244	398,545	612,789	181,329		08/31/01	300
Owasso	OK	None	327,043	607,645	None	None	327,043	607,645	934,688	276,475		08/31/01	300
Tahlequah	OK	None	224,982	418,341	None	None	224,982	418,341	643,323	117,833		12/22/05	300
Tulsa	OK	None	295,993	549,981	None	None	295,993	549,981	845,974	250,238		08/31/01	300
Salem	OR	None	198,540	689,507	None	None	198,540	689,507	888,047	442,233		05/23/89	300
Abington	PA	None	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	310,856		08/28/07	300
Greensburg	PA	None	315,000	586,368	None	None	315,000	586,368	901,368	126,065		08/28/07	300
Philadelphia	PA	None	423,333	787,125	None	None	423,333	787,125	1,210,458	169,230		08/28/07	300
Aiken	SC	None	240,937	447,656	None	None	240,937	447,656	688,593	112,660		09/14/06	300
Chamberlain	SD	None	139,587	259,627	None	None	139,587	259,627	399,214	73,128		12/22/05	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Madison	SD	None	112,143	208,660	None	None	112,143	208,660	320,803	58,772		12/22/05	300
Rapid City	SD	None	197,967	368,047	None	None	197,967	368,047	566,014	103,666		12/22/05	300
Sioux Falls	SD	None	340,718	633,332	None	None	340,718	633,332	974,050	150,944		01/19/07	300
Spearfish	SD	None	142,114	264,320	None	None	142,114	264,320	406,434	74,450		12/22/05	300
Watertown	SD	None	197,559	367,289	None	None	197,559	367,289	564,848	103,453		12/22/05	300
Winner	SD	None	115,591	215,063	None	None	115,591	215,063	330,654	60,575		12/22/05	300
Antioch	TN	None	244,470	454,016	None	None	244,470	454,016	698,486	112,747		10/02/06	300
Bartlett	TN	None	152,469	283,343	None	None	152,469	283,343	435,812	71,308		09/14/06	300
Brownsville	TN	None	289,379	538,081	None	None	289,379	538,081	827,460	244,818		08/31/01	300
Collierville	TN	None	433,503	805,339	None	None	433,503	805,339	1,238,842	165,095		11/16/07	300
Columbia	TN	None	410,242	761,878	None	None	410,242	761,878	1,172,120	189,200		10/02/06	300
Germantown	TN	None	356,774	662,837	None	None	356,774	662,837	1,019,611	135,882		11/16/07	300
Henderson	TN	None	155,954	289,815	None	None	155,954	289,815	445,769	72,937		09/14/06	300
Hermitage	TN	None	341,251	633,753	None	None	341,251	633,753	975,004	157,382		10/02/06	300
Jackson	TN	None	126,158	234,594	None	None	126,158	234,594	360,752	66,077		12/22/05	300
Jackson	TN	None	312,734	581,049	None	52	312,734	581,101	893,835	119,118		11/16/07	300
Manchester	TN	None	411,504	764,222	None	None	411,504	764,222	1,175,726	189,782		10/02/06	300
Martin	TN	None	173,616	322,616	None	None	173,616	322,616	496,232	81,192		09/14/06	300
McMinnville	TN	None	442,735	635,260	None	None	442,735	635,260	1,077,995	153,503		12/21/06	300
Memphis	TN	None	148,386	275,760	None	None	148,386	275,760	424,146	69,400		09/14/06	300
Memphis	TN	None	254,423	472,680	None	None	254,423	472,680	727,103	117,382		10/12/06	300
Memphis	TN	None	309,358	574,779	None	None	309,358	574,779	884,137	117,830		11/16/07	300
Milan	TN	None	138,159	256,766	None	None	138,159	256,766	394,925	64,620		09/14/06	300
Millington	TN	None	285,613	530,630	None	None	285,613	530,630	816,243	241,434		08/31/01	300
Morristown	TN	None	182,935	340,274	None	None	182,935	340,274	523,209	95,843		12/22/05	300
Murfreesboro	TN	None	376,568	699,340	None	None	376,568	699,340	1,075,908	173,670		10/02/06	300
Murfreesboro	TN	None	383,266	712,027	None	None	383,266	712,027	1,095,293	172,073		12/21/06	300
Nashville	TN	None	147,915	274,700	None	None	147,915	274,700	422,615	68,217		10/02/06	300
Nashville	TN	None	432,494	803,203	None	None	432,494	803,203	1,235,697	199,462		10/02/06	300
Nashville	TN	None	350,983	651,825	None	None	350,983	651,825	1,002,808	161,870		10/02/06	300
Ripley	TN	None	231,552	430,232	None	None	231,552	430,232	661,784	195,753		08/31/01	300
Sevierville	TN	None	423,790	787,301	None	None	423,790	787,301	1,211,091	198,137		09/28/06	300
Shelbyville	TN	None	245,370	455,687	None	None	245,370	455,687	701,057	113,162		10/02/06	300
Trenton	TN	None	174,379	324,032	None	None	174,379	324,032	498,411	81,548		09/14/06	300
Allen	TX	None	165,000	306,771	None	None	165,000	306,771	471,771	165,145	07/09/99	05/28/99	300
Arlington	TX	None	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	223,742		08/28/07	300
Arlington	TX	None	536,130	996,532	None	None	536,130	996,532	1,532,662	214,252		08/28/07	300
Arlington	TX	None	269,284	500,766	None	None	269,284	500,766	770,050	107,663		08/28/07	300
Coppell	TX	None	212,875	396,007	None	None	212,875	396,007	608,882	85,140		08/28/07	300
Dallas	TX	None	386,451	718,361	None	None	386,451	718,361	1,104,812	154,446		08/28/07	300
Ennis	TX	None	173,250	384,793	45,798	12,600	173,250	443,191	616,441	387,888		12/28/87	300
Fort Worth	TX	None	223,195	492,067	None	54	223,195	492,121	715,316	433,397		06/26/91	300
Fort Worth	TX	None	423,281	382,059	None	None	423,281	382,059	805,340	273,172		02/10/95	300
Grand Prairie	TX	None	280,000	520,197	None	None	280,000	520,197	800,197	111,842		08/28/07	300
Houston	TX	None	194,994	386,056	None	128	194,994	386,184	581,178	331,431		06/25/91	300
Houston	TX	None	113,693	0	None	None	113,693	-	113,693	-		03/07/97	300
Houston	TX	None	441,943	821,760	None	None	441,943	821,760	1,263,703	176,676		08/28/07	300
Houston	TX	None	335,664	624,233	None	None	335,664	624,233	959,897	134,208		08/28/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Hurst	TX	None	215,623	401,245	None	None	215,623	401,245	616,868	86,265		08/28/07	300
Irving	TX	None	291,971	543,094	None	None	291,971	543,094	835,065	116,763		08/28/07	300
Killeen	TX	None	262,500	583,014	None	14,398	262,500	597,412	859,912	596,009		05/29/87	300
Lewisville	TX	None	448,000	832,667	None	None	448,000	832,667	1,280,667	179,022		08/28/07	300
Lufkin	TX	None	128,842	239,585	None	None	128,842	239,585	368,427	67,483		12/22/05	300
Lumberton	TX	None	111,146	206,720	None	None	111,146	206,720	317,866	58,226		12/22/05	300
Plano	TX	None	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	335,574		08/28/07	300
Porter	TX	None	227,067	333,031	None	None	227,067	333,031	560,098	238,117		02/09/95	300
Santa Fe	TX	None	304,414	623,331	None	None	304,414	623,331	927,745	368,746		03/23/98	300
Sealy	TX	None	197,871	391,753	None	128	197,871	391,881	589,752	336,321		06/25/91	300
Spring	TX	None	378,654	704,206	None	None	378,654	704,206	1,082,860	151,402		08/28/07	300
Stafford	TX	None	214,024	423,733	None	128	214,024	423,861	637,885	363,772		06/26/91	300
Temple	TX	None	302,505	291,414	None	None	302,505	291,414	593,919	208,361		02/09/95	300
Texarkana	TX	None	311,263	578,266	None	None	311,263	578,266	889,529	263,108		08/31/01	300
Vidor	TX	None	146,291	271,990	None	None	146,291	271,990	418,281	76,611		12/22/05	300
Hampton	VA	None	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	321,595		08/28/07	300
Lynchburg	VA	None	308,824	573,529	None	None	308,824	573,529	882,353	52,574		09/14/10	300
Virginia Beach	VA	None	551,588	797,260	12,325	10,004	551,588	819,589	1,371,177	480,094		02/23/98	300
Spokane	WA	None	479,531	646,719	None	None	479,531	646,719	1,126,250	382,589		03/27/98	300
Appleton	WI	None	340,126	631,662	None	None	340,126	631,662	971,788	17,897		04/17/12	300
Grafton	WI	None	149,778	332,664	None	172	149,778	332,836	482,614	332,810		10/29/87	300
Green Bay	WI	None	308,131	572,756	None	None	308,131	572,756	880,887	159,417		01/11/06	300
Oshkosh	WI	None	385,870	716,616	None	None	385,870	716,616	1,102,486	20,304		04/17/12	300

Shoe stores
Staten Island	NY	None	3,190,883	3,413,933	18,229	207,462	3,190,883	3,639,624	6,830,507	1,644,497		03/26/98	300

Sporting goods
Anchorage	AK	None	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	2,261,943		10/17/01	300
Mesa	AZ	None	984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	361,005		02/12/07	300
Phoenix	AZ	None	2,730,000	4,509,356	None	None	2,730,000	4,509,356	7,239,356	398,326		10/22/10	300
Phoenix	AZ	None	3,250,000	5,735,722	None	None	3,250,000	5,735,722	8,985,722	506,655		10/22/10	300
Fresno	CA	None	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,489,016		10/17/01	300
Daytona Beach	FL	None	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	930,780	09/10/03	04/18/03	300
Fort Myers	FL	None	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	908,120		10/17/01	300
Gainesville	FL	None	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	1,001,821		10/17/01	300
Jupiter	FL	None	1,698,316	4,352,255	None	247,488	1,698,316	4,599,743	6,298,059	1,777,016		05/03/00	300
Melbourne	FL	None	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,827,651		10/17/01	300
Orlando	FL	None	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	1,153,806		10/17/01	300
Pooler	GA	None	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	491,076		03/01/06	300
Geneva	IL	None	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	824,429		10/17/01	300
Bowie	MD	None	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,366,015		10/17/01	300
Kearney	NE	None	173,950	344,393	None	203	173,950	344,596	518,546	310,841		05/01/90	300
Glendale	NY	None	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,430,634		12/29/04	300
Mechanicsburg	PA	None	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,736,795		11/08/01	300
Columbia	SC	None	1,145,120	2,770,957	None	432	1,145,120	2,771,389	3,916,509	576,302		03/03/05	300
Spartanburg	SC	None	1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	968,651		03/03/05	300
El Paso	TX	None	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	1,121,383		10/17/01	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Fredericksburg	VA	None	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,335,977		10/17/01	300

Telecommunications
Augusta	GA	None	2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	760,460		04/01/11	300
Salem	OR	None	1,721,686	9,387,216	2,750	None	1,721,686	9,389,966	11,111,652	579,188		06/22/11	300
Brownsville	TX	None	1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	790,679		04/01/11	300

Theaters
Fairbanks	AK	None	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	4,612		09/27/00	300
Huntsville	AL	None	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	6,891		09/27/00	300
Chula Vista	CA	None	2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	490,279		08/08/11	300
Norwalk	CA	None	2,466,208	13,463,098	None	None	2,466,208	13,463,098	15,929,306	740,470		08/08/11	300
Naples	FL	None	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	4,414,753		09/27/00	300
Austell	GA	None	2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	558,153		08/08/11	300
Chamblee	GA	None	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	7,009		09/27/00	300
Morrow	GA	None	2,962,468	13,170,143	8,480	None	2,962,468	13,178,623	16,141,091	725,196		08/08/11	300
Council Bluffs	IA	None	4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	2,277,626		01/31/08	300
Dubuque	IA	None	3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	1,173,336		01/31/08	300
Edwardsville	IL	None	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	2,645,665		09/28/05	300
Lake in the Hills	IL	None	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	2,731,241		09/28/05	300
Marion	IL	None	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	1,020,790		09/28/05	300
Mattoon	IL	None	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	1,490,463		09/28/05	300
Pekin	IL	None	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	2,678,395		09/28/05	300
Rockford	IL	None	4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	4,863,810		09/28/05	300
Springfield	IL	None	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	3,034,622		09/28/05	300
Bloomington	IN	None	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	2,314,291		09/28/05	300
Columbus	IN	None	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	2,110,012		09/28/05	300
Indianapolis	IN	None	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	4,952,822		09/28/05	300
Terre Haute	IN	None	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	2,868,790		09/28/05	300
Coon Rapids	MN	None	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	4,364,640		09/28/05	300
Inver Grove	MN	None	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	4,454,976		09/28/05	300
Poplar Bluff	MO	None	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	1,421,137		09/28/05	300
Rockaway	NJ	None	8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	3,551,648	12/06/06	04/13/05	300
Binghamton	NY	None	2,700,000	5,570,505	14,812	None	2,700,000	5,585,317	8,285,317	1,632,738		09/29/05	300
Henrietta	NY	None	2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	492,450		08/08/11	300
Akron	OH	None	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	667		09/27/00	300
Beavercreek	OH	None	2,062,545	8,467,551	421,563	None	2,062,545	8,889,114	10,951,659	483,116		08/08/11	300
Columbus	OH	None	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	2,090,415		11/01/02	300
Hillsboro	OR	None	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	7,888		09/27/00	300
Portland	OR	None	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	4,789		09/27/00	300
Spartanburg	SC	None	2,072,738	8,340,814	None	None	2,072,738	8,340,814	10,413,552	152,915		07/31/12	300
Fort Worth	TX	None	2,280,000	2,802,189	None	102	2,280,000	2,802,291	5,082,291	723,901		07/26/06	300
Laredo	TX	None	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	1,364,138	10/11/06	08/09/05	300
Live Oak	TX	None	2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	697,117		08/08/11	300
Longview	TX	None	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	1,510,811		12/21/05	300
Lubbock	TX	None	1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	384,140		08/08/11	300
Waco	TX	None	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	1,460,334		10/06/06	300
Glen Allen	VA	None	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	4,792,955		09/27/00	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Roanoke	VA	None	2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	512,873		08/08/11	300
Sterling	VA	None	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	15,491		09/27/00	300
Marysville	WA	None	1,988,142	0	None	None	1,988,142	-	1,988,142	-		07/27/00	300
Fitchburg	WI	None	5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	2,040,946		01/31/08	300

Transportation services
Palmetto	FL	None	1,853,907	9,635,997	4,500	None	1,853,907	9,640,497	11,494,404	691,124		03/17/11	300
Conley	GA	None	420,000	780,000	None	None	420,000	780,000	1,200,000	61,100		01/10/11	300
Chicago	IL	None	612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	89,104		01/10/11	300
Grayslake	IL	None	5,044,195	23,762,966	500	None	5,044,195	23,763,466	28,807,661	1,168,090		04/21/11	300
Evansville	IN	None	959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	209,411		09/13/11	300
Wichita	KS	None	2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	528,738		03/16/11	300
Louisville	KY	None	472,500	877,500	None	None	472,500	877,500	1,350,000	68,738		01/10/11	300
St. Rose	LA	None	3,147,428	8,283,048	None	None	3,147,428	8,283,048	11,430,476	345,127		12/20/11	300
Baltimore	MD	None	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	1,725,860	12/24/03	04/01/03	300
Detroit	MI	None	280,000	520,000	None	None	280,000	520,000	800,000	40,733		01/10/11	300
Gibraltar	MI	None	245,000	455,000	None	None	245,000	455,000	700,000	35,642		01/10/11	300
Shakopee	MN	None	2,451,948	7,961,282	None	None	2,451,948	7,961,282	10,413,230	570,559		03/17/11	300
Petal	MS	None	315,000	2,121,606	None	None	315,000	2,121,606	2,436,606	44	In-progress	07/12/12	300
Charlotte	NC	None	735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	106,925		01/10/11	300
Columbus	OH	None	245,000	455,000	None	None	245,000	455,000	700,000	35,642		01/10/11	300
Vandalia	OH	None	719,985	10,102,113	None	None	719,985	10,102,113	10,822,098	286,227		04/10/12	300
Walbridge	OH	None	210,000	390,000	None	None	210,000	390,000	600,000	30,550		01/10/11	300
Coraopolis	PA	None	350,000	650,000	None	None	350,000	650,000	1,000,000	50,917		01/10/11	300
Franklin	PA	None	405,243	1,831,240	22,294	None	405,243	1,853,534	2,258,777	134,009		03/15/11	300
Parker	PA	None	210,000	390,000	None	None	210,000	390,000	600,000	30,550		01/10/11	300
Chattanooga	TN	None	2,024,239	8,974,591	500	None	2,024,239	8,975,091	10,999,330	643,267		03/17/11	300
Freeport	TX	None	245,000	455,000	None	None	245,000	455,000	700,000	35,642		01/10/11	300
La Porte	TX	None	875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	127,292		01/10/11	300
Vineyard	UT	None	1,732,107	5,356,844	None	None	1,732,107	5,356,844	7,088,951	383,907		03/17/11	300
Charleston	WV	None	2,251,894	4,053,565	None	None	2,251,894	4,053,565	6,305,459	4,826		12/28/12	420

Video rental
Birmingham	AL	None	392,795	865,115	39,818	522	392,795	905,455	1,298,250	537,012		09/30/97	300
Forest Park	OH	None	328,187	921,232	118,422	275	328,187	1,039,929	1,368,116	576,165		11/14/97	300
Murfreesboro	TN	None	406,056	886,293	56,019	792	406,056	943,104	1,349,160	548,075		09/26/97	300

Wholesale clubs
Derby	CT	None	5,699,931	10,584,586	1,000	None	5,699,931	10,585,586	16,285,517	123,512		09/20/12	300
Waterford	CT	None	11,841,797	21,990,910	1,000	None	11,841,797	21,991,910	33,833,707	256,586		09/20/12	300
Sanford	FL	None	5,788,032	10,748,203	1,000	None	5,788,032	10,749,203	16,537,235	125,421		09/20/12	300
Bel Air	MD	None	8,965,840	16,649,846	1,000	None	8,965,840	16,650,846	25,616,686	194,273		09/20/12	300
Columbia	MD	None	10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	979,501		09/30/11	300
Nashua	NH	None	7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	691,297		09/30/11	300
Clay	NY	None	6,902,476	12,817,384	1,500	None	6,902,476	12,818,884	19,721,360	149,574		09/20/12	300
Freeport	NY	None	13,122,718	24,369,763	1,000	None	13,122,718	24,370,763	37,493,481	1,259,229		09/30/11	300
Yorktown Heights	NY	None	11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	1,077,103		09/30/11	300
Conshohocken	PA	None	7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	693,885		09/30/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Stroudsburg	PA	None	5,192,837	9,642,340	1,500	None	5,192,837	9,643,840	14,836,677	112,531		09/20/12	300
York	PA	None	5,433,864	10,090,462	1,000	None	5,433,864	10,091,462	15,525,326	117,747		09/20/12	300
Mechanicsville	VA	None	5,650,222	10,493,270	None	None	5,650,222	10,493,270	16,143,492	122,421		09/20/12	300
Woodbridge	VA	None	5,659,285	10,509,101	1,000	None	5,659,285	10,510,101	16,169,386	543,095		09/30/11	300

Other
El Centro	CA	None	520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	287,810		09/17/09	300
Escondido	CA	None	1,949,375	12,966,248	453,991	None	1,949,375	13,420,239	15,369,614	2,837,920	08/13/07	01/18/06	300
San Diego	CA	None	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	None	2,485,160	8,697,822	2,256,613	132,990	2,485,160	11,087,425	13,572,585	17,200,190	01/23/89	09/19/86	300
San Diego	CA	None	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
Venice	FL	None	259,686	362,562	4,535	154	259,686	367,251	626,937	237,275		11/26/96	300
Brunswick	GA	None	290,369	788,880	36,532	15,789	290,369	841,201	1,131,570	482,306		12/31/97	300
Nampa	ID	None	183,743	408,101	None	9,024	183,743	417,125	600,868	403,265		05/06/88	300
Wichita	KS	None	289,714	797,856	10,910	16,580	289,714	825,346	1,115,060	455,320		11/23/98	300
Billerica	MA	None	398,292	740,107	8,549	7,647	398,292	756,303	1,154,595	152,470		11/14/07	300
Jackson	MS	None	405,360	656,296	(124,313)	21,751	405,360	553,734	959,094	453,327		11/26/96	300
Meridian	MS	None	181,156	515,598	79,143	None	181,156	594,741	775,897	375,058		11/26/96	300
Lakewood	NY	None	144,859	526,301	96,813	171	144,859	623,285	768,144	352,796		11/26/96	300
Watertown	NY	None	139,199	0	None	None	139,199	-	139,199	-		08/18/86	300
Mt. Vernon	OH	None	726,626	1,351,151	None	11,556	726,626	1,362,707	2,089,333	331,268		11/01/06	300
Humble	TX	None	106,000	545,518	64,047	6,512	106,000	616,077	722,077	585,919		03/25/86	300
Hurst	TX	None	373,084	871,163	23,096	None	373,084	894,259	1,267,343	513,468		07/29/98	300
Lubbock	TX	None	49,000	108,831	24,197	1,013	49,000	134,041	183,041	118,592		10/29/87	300
Hampton	VA	None	373,499	836,071	7,601	33,111	373,499	876,783	1,250,282	513,227		12/19/97	300
Crest Net Lease		None	3,446,234	4,780,416	(4,364,592)	17,108	3,446,235	432,932	3,879,167	221,234

		165,926,830	2,019,157,380	3,945,409,742	7,910,878	5,677,929	2,016,080,545	3,962,075,383	5,978,155,929	936,019,074

Note 1.

Realty Income Corporation ownes 2,996 single-tenant properties and Crest Net Lease, Inc. owns four properties.  Realty Income Corporation also owns 17 multi-tenant properties, three are located in San Diego, CA and one is located in each of the following cities: Escondido, CA; Hanford, CA; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Edmond, OK; Jackson, TN; Cedar Park, TX; Dallas, TX; Humble, TX; The Colony, TX; Virginia Beach, VA and Sheboygan, WI.

Note 2.	Includes mortgages payable secured by eleven properties, but excludes unamortized net debt premiums of $9.9 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $6,000,102,857 and for Crest Net Lease, Inc. is $8,448,564.

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2012	2011	2010

	Balance at Beginning of Period	4,976,096,132	4,119,901,302	3,449,776,818

	Additions During Period:
	Acquisitions	1,130,059,158	1,016,170,863	713,534,296
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(86,100,036)	(133,491,909)	(15,384,932)
	Equipment	0	14,238	33,268
	Improvements, Etc.	4,934,558	2,435,950	2,044,036
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	13,081,252	3,286,251	1,500,953

	Total Additions	1,061,974,932	888,415,393	701,727,621

	Deductions During Period:
	Cost of Real Estate sold or disposed of	54,223,955	31,383,561	30,254,678
	Cost of Equipment sold	0	0	0
	Releasing costs	582,705	584,192	410,234
	Other (including Provisions for Impairment)	5,108,475	252,810	938,225

	Total Deductions	59,915,135	32,220,563	31,603,137

	Balance at Close of Period	5,978,155,929	4,976,096,132	4,119,901,302

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	816,087,890	715,023,381	632,894,759

	Additions During Period - Provision for Depreciation	135,470,091	113,671,104	94,489,028

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	15,538,907	12,606,595	12,360,406

	Balance at Close of Period	936,019,074	816,087,890	715,023,381

Note 6.	In 2012, provisions for impairment were recorded on ten Realty Income properties.
	In 2011, provisions for impairment were recorded on five Realty Income properties.
	In 2010, provisions for impairment were recorded on four Realty Income properties and three Crest properties.

Note 7.

In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $30,553 in 2012, $152,277 in 2011 and $81,593 in 2010 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.