Form 10-Q
period 2013-03-31
REALTY INCOME CORP
filed 2013-04-26
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013, or

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

There were 196,233,589 shares of common stock outstanding as of April 18, 2013.

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2013

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(dollars in thousands, except per share data)

	2013	2012

ASSETS	(unaudited)
Real estate, at cost:
Land	$ 2,453,696	$ 1,999,820
Buildings and improvements	6,185,550	3,920,865
Total real estate, at cost	8,639,246	5,920,685
Less accumulated depreciation and amortization	(946,828)	(897,767)
Net real estate held for investment	7,692,418	5,022,918
Real estate held for sale, net	10,499	19,219
Net real estate	7,702,917	5,042,137
Cash and cash equivalents	4,159	5,248
Accounts receivable, net	24,594	21,659
Acquired lease intangible assets, net	848,666	242,125
Goodwill	15,975	16,945
Other assets, net	167,292	115,249
Total assets	$ 8,763,603	$ 5,443,363

LIABILITIES AND EQUITY
Distributions payable	$ 39,113	$ 23,745
Accounts payable and accrued expenses	51,724	70,426
Acquired lease intangible liabilities, net	103,141	26,471
Other liabilities, net	27,496	26,059
Lines of credit payable	116,600	158,000
Mortgages payable, net	764,140	175,868
Term loan	70,000	--
Notes payable	2,450,000	2,550,000
Total liabilities	3,622,214	3,030,569

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	609,363	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 196,226,594 shares issued and outstanding as of March 31, 2013 and 133,452,411 shares issued and outstanding at December 31, 2012	5,325,854	2,572,092
Distributions in excess of net income	(807,626)	(768,661)
Total stockholders’ equity	5,127,591	2,412,794
Noncontrolling interests	13,798	--
Total equity	5,141,389	2,412,794
Total liabilities and equity	$ 8,763,603	$ 5,443,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2013 and 2012

(dollars in thousands, except per share data)

(unaudited)

	2013	2012

REVENUE
Rental	$170,304	$112,053
Other	1,391	252

Total revenue	171,695	112,305

EXPENSES
Depreciation and amortization	69,808	34,578
Interest	41,468	28,952
General and administrative	11,613	9,168
Property	3,772	2,155
Income taxes	671	405
Merger-related costs	12,030	--

Total expenses	139,362	75,258
Income from continuing operations	32,333	37,047
Income from discontinued operations	39,480	2,216

Net income	71,813	39,263
Net income attributable to noncontrolling interests	(9)	--

Net income attributable to the Company	71,804	39,263
Preferred stock dividends	(10,482)	(9,496)
Excess of redemption value over carrying value of preferred shares redeemed (see note 10)	--	(3,696)

Net income available to common stockholders	$61,322	$26,071

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18
Net income:
Basic	$0.36	$0.20
Diluted	$0.36	$0.20

Weighted average common shares outstanding:
Basic	171,659,191	132,577,100
Diluted	172,053,880	132,703,954

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(dollars in thousands)(unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,813	$39,263
Adjustments to net income:
Depreciation and amortization	69,808	34,578
Income from discontinued operations	(39,480)	(2,216)
Amortization of share-based compensation	3,845	2,956
Amortization of net premiums on mortgages payable	(1,947)	(97)
Cash provided by discontinued operations	1,496	2,351
Change in assets and liabilities:
Accounts receivable and other assets	(1,961)	(166)
Accounts payable, accrued expenses and other liabilities	(47,300)	(26,343)

Net cash provided by operating activities	56,274	50,326

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties, net of cash received	(100,051)	(7,854)
Improvements to real estate, including leasing costs	(1,678)	(1,059)
Proceeds from sales of real estate, discontinued operations	59,459	3,559
Loan receivable	(9,587)	(1,695)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(37,353)	(2,239)

Net cash used in investing activities	(89,210)	(9,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(84,977)	(58,192)
Cash dividends to preferred stockholders	(10,482)	(8,216)
Borrowings on line of credit	782,600	122,000
Payments on line of credit	(824,000)	(316,400)
Principal payment on notes payable	(100,000)	--
Principal payments on mortgages	(1,112)	(10,806)
Proceeds from term loan	70,000	--
Proceeds from common stock offering, net	755,495	--
Proceeds from preferred stock offering, net	--	360,941
Redemption of preferred stock	--	(127,500)
Repayment of line of credit, previously belonging to ARCT	(317,207)	--
Repayment of term loan, previously belonging to ARCT	(235,000)	--
Distributions to noncontrolling interests	(115)	--
Debt issuance costs	(273)	--
Proceeds from dividend reinvestment and stock purchase plan, net	811	743
Other items	(3,893)	(2,579)

Net cash provided by (used in) financing activities	31,847	(40,009)

Net (decrease) increase in cash and cash equivalents	(1,089)	1,029
Cash and cash equivalents, beginning of period	5,248	4,165

Cash and cash equivalents, end of period	$4,159	$5,194

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1.                  Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

We report, in discontinued operations, the results of operations of properties that have either been disposed of or are classified as held for sale.  Additionally, due to materiality thresholds, we have separately reported acquired lease intangible assets and liabilities, which were previously reported as a portion of other assets, net and other liabilities, net, respectively, on our consolidated balance sheets.  As a result, certain of the 2012 balances have been reclassified to conform to the 2013 presentation.

At March 31, 2013, we owned 3,525 properties, located in 49 states and Puerto Rico, containing over 53.7 million leasable square feet, along with four properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

2.                  Summary of Significant Accounting Policies and Procedures

A.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest, and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 4).  We have no unconsolidated investments.

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $426,000 at March 31, 2013 and $448,000 at December 31, 2012.

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

3.                  Supplemental Detail for Certain Components of Consolidated Balance Sheets

	March 31,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2013	2012
Loans receivable	$44,810	$35,126
Restricted escrow deposits	37,353	1,805
Deferred note financing costs, net	28,768	29,687
Notes receivable issued in connection with property sales	19,277	19,300
Prepaid expenses	12,148	9,489
Note receivable issued in connection with acquisition	8,780	8,780
Reserves for mortgages payable	4,722	--
Credit facility origination costs, net	7,554	8,188
Deferred financing costs on mortgages payable, net	1,414	1,541
Corporate assets, net	1,083	909
Deferred term loan financing costs, net	273	--
Other items	1,110	424
	$167,292	$115,249

B. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2013	2012
Common stock distributions	$ 35,562	$ 20,251
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	57	--
	$ 39,113	$ 23,745

C. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2013	2012
Note interest payable	$ 22,973	$ 40,061
Accrued costs on properties under development	6,067	8,595
Mortgage interest payable	2,913	648
Other items	19,771	21,122
	$ 51,724	$ 70,426

D. Other liabilities, net, consist of the following (dollars in thousands) at:	March 31, 2013	December 31, 2012
Rent received in advance	$ 15,092	$ 20,929
Preferred units issued upon acquisition of ARCT	6,750	--
Security deposits	5,654	5,130
	$ 27,496	$ 26,059

4.         American Realty Capital Trust, Inc. (ARCT)

A.  Acquisition

On January 22, 2013, we completed our acquisition of ARCT for approximately $3.2 billion.  Each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of 45,573,144 shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the closing price of our common stock on January 22, 2013.  In connection with the closing of the ARCT acquisition, we repaid and terminated the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.

The acquisition of ARCT provided immediate and long-term benefits to Realty Income, including growth in the size of our real estate portfolio, diversification of industries and property type, accretion to net earnings, increase in the percentage of investment grade tenants, and larger size and scope of our company, which increases competitive advantages in the net-lease marketplace.

With this acquisition, we added 515 properties to our portfolio.  The preliminary allocation of the purchase price allocation reflects aggregate consideration of approximately $2.1 billion, as calculated below (in thousands):

Consideration associated with equity issued(1)	$2,027,753
Cash consideration paid to previous owners of ARCT	56,216
Total preliminary purchase consideration	$2,083,969

(1) Includes the value associated with the issuance of the Tau Operating Partnership units discussed below.

We have accounted for the ARCT acquisition in accordance with ASC 805, Business Combinations, and are in the process of completing our allocation of the purchase price for this acquisition, which we expect to finalize later this year.  The following table summarizes our preliminary purchase price allocation, which represents our current best estimate of acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Assets:
Real estate	$2,621,747
Acquired lease intangible assets	611,650
Cash and cash equivalents, accounts receivable, and other assets, net	42,570
Total Assets	3,275,967
Liabilities:
Lines of credit payable	317,207
Term loan	235,000
Mortgage notes payable	538,960
Acquired lease intangible liabilities	76,041
Accounts payable, accrued expenses, and other liabilities, net	24,790
Total Liabilities	1,191,998

Estimated fair value of net assets acquired	$2,083,969

The final allocation of the purchase price will be based on our assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs, as summarized below.  The final purchase price allocation may be significantly different from the estimates above.

Investments in Real Estate Properties. We will estimate the fair value generally by applying an income approach methodology using both direct capitalization and discounted cash flow analysis. Key assumptions include capitalization and discount rates. Our valuations will be based, in part, on valuations prepared by an independent valuation firm.

Acquired Lease Intangibles. The fair value of in place leases will be calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability will be recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets will be based, in part, on valuations prepared by an independent valuation firm.

Debt. The fair value of debt will be estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

B.  Transaction Costs

In connection with our acquisition of ARCT, we expect to incur total merger-related transaction costs of approximately $20 million, which include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes. During the first three months of 2013, we incurred $12.0 million of the estimated $20 million of total merger-related transaction costs, which are included in income from continuing operations.  In 2012, we incurred $7.9 million of these total merger-related transaction costs.

C. Noncontrolling interests and preferred units

Consideration associated with equity issued includes the value of issued common and preferred partnership units of Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which consolidates properties acquired through the ARCT acquisition.  At the date of acquisition the partnership units issued represented 0.7058% of Tau Operating Partnership.  Realty Income and its subsidiaries hold the remaining 99.2942% of interests in the Tau Operating Partnership.

The common units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock at our option and at a conversion ratio of one to one.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the common units meet the requirements to qualify for presentation as permanent equity.  The following table represents the change in the carrying value of these common units from January 22, 2013 through March 31, 2013 (dollars in thousands):

Noncontrolling interests
Fair value of units issued on January 22, 2013	$ 13,962
Distributions	(173)
Allocation of net income	9
Carrying value at March 31, 2013	$ 13,798

The Tau Operating Partnership preferred units have also been recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities, net on our consolidated balance sheet.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of March 31, 2013, the preferred units have a carrying value of $6.75 million.

D.  Litigation

There have been no material developments to our legal proceedings disclosure previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

5.     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial enterprises.

A.                 Acquisitions during the First Quarter of 2013 and 2012

During the first three months of 2013, we invested $128.4 million in 27 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.9%. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. The 27 new properties and properties under development or expansion are located in 16 states, will contain over 477,000 leasable square feet and are 100% leased with a weighted average lease term of 13.8 years. The tenants of the new properties acquired operate in seven industries: automotive collision services, automotive parts, convenience stores, dollar stores, health and fitness, sporting goods, and transportation services.  Acquisition transaction costs of $143,000 were recorded to general and administrative expense on our consolidated statement of income for the three months ended March 31, 2013.

During the first three months of 2013, we also completed our acquisition of ARCT for $3.2 billion, which added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants of the 515 properties acquired operate in 28 industries: aerospace, apparel stores, automotive parts, automotive tire services, automotive services, consumer appliances, consumer goods, convenience stores, crafts and novelties, dollar stores, drug stores, financial services, food processing, general merchandise, government services, grocery stores, health care, home furnishings, home improvement, jewelry, other manufacturing, pet supplies and services, restaurants – casual, restaurants – quick service, shoe stores, telecommunications, transportation services, and wholesale clubs.  We recorded ARCT merger-related transaction costs of $12 million in the first three months of 2013.

Our combined total investment in real estate assets, including the ARCT acquisition, during the first quarter of 2013 was $3.3 billion.  None of our investments during the first quarter of 2013 caused any one tenant to be 10% or more of our total assets at March 31, 2013.

Our aggregate acquisitions, during the first three months of 2013, were allocated as follows: $455.2 million to land, $2.28 billion to buildings and improvements, $626.4 million to intangible assets, $9.4 million to other assets, net, and $104.7 million to intangible and assumed liabilities, which includes mortgage premiums of $26.8 million.  515 of the 529 properties acquired during the first three months of 2013 were related to our acquisition of ARCT, the impact of which is separately disclosed in note 4.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2013 generated total revenues of $36.5 million and income from continuing operations of $6.4 million.

The purchase price allocation for $3.2 billion of the $3.3 billion invested by us in the first three months of 2013 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2013.  In the first quarter of 2013, we finalized the purchase price allocations for $106.4 million invested in the second half of 2012.  There were no material changes to our consolidated income statement for the first three months of 2013 as a result of these purchase price allocation adjustments.

During the first three months of 2012, we invested $10.7 million in 11 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 9.0%. These 11 new properties are located in six states, contain over 34,000 leasable square feet and are 100% leased with a weighted average lease term of 15.2 years. Acquisition transaction costs of $242,000 were recorded to general and administrative expense on our consolidated statement of income, for the three months ended March 31, 2012.

B.                 Investments in Existing Properties

During the first three months of 2013, we capitalized costs of $1.7 million on existing properties in our portfolio, consisting of $413,000 for re-leasing costs and $1.3 million for building and tenant improvements. In comparison, during the first three months of 2012, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $266,000 for re-leasing costs and $793,000 for building and tenant improvements.

C.                 Properties with Existing Leases

Of the $3.3 billion we invested in the first three months of 2013, approximately $3.2 billion was used to acquire 524 properties with existing leases. Associated with these 524 properties, we recorded $530.0 million as the intangible value of the in-place leases, $96.4 million as the intangible value of above-market leases and $77.9 million as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheet, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheet.  The values recorded to all of these intangible values, during the first three months of 2013, are based on a preliminary measurement of fair value that is subject to change.

The value of the in-place leases is amortized as depreciation and amortization expense.  The amounts amortized to expense, for the first three months of 2013 and 2012, were $15.0 million and $3.3 million, respectively.

The value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2013 and 2012 were $565,000 and $483,000, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at March 31, 2013 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2013	$(2,097)	$53,635
2014	(2,871)	71,041
2015	(2,815)	70,163
2016	(2,807)	69,965
2017	(2,793)	69,276
Thereafter	(10,584)	387,477

Totals	$(23,967)	$721,557

D.   Pro Forma Information

The following pro forma total revenue and income from continuing operations, for the first three months of 2013 and 2012, assumes all of our property acquisitions for the first quarter of 2013 occurred on January 1, 2012.  This pro forma supplemental information does not include: (1) the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions or any strategies that management has or may consider in order to continue to efficiently manage our operations, and (2) ARCT’s historical operational costs, including general and administrative costs and property expenses.  Additionally, this information does not purport to be indicative of what our operating results would have been had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results.  For purposes of calculating these pro-forma amounts, we assumed that merger-related costs of approximately $11.5 million, which represent the estimated merger-related costs incurred after consummation of our ARCT acquisition, occurred on January 1, 2012.  Other than the item specified above, no material, non-recurring pro-forma adjustments were included in the calculation of this information.

Income from
continuing
Dollars in millions	Total revenue	operations
Supplemental pro forma for the three months ended March 31, 2013	$ 182.9	$ 47.3
Supplemental pro forma for the three months ended March 31, 2012	$ 159.2	$ 32.1

6.     Credit Facility

We have a $1 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our option, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2013, credit facility origination costs of $7.6 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At March 31, 2013, we had a borrowing capacity of $883.4 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $116.6 million, as compared to an outstanding balance of $158.0 million at December 31, 2012.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.3% during the first three months of 2013 and 2.1% during the first three months of 2012. At March 31, 2013, the effective interest rate was 1.3%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. At March 31, 2013, we remain in compliance with these covenants.

7.     Mortgages Payable

During the first three months of 2013, we assumed mortgages totaling $564.5 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. Of the $564.5 million of mortgages assumed during the first three months of 2013, approximately $543.3 million is considered non-recourse with limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property and uninsured losses.  Approximately $6.6 million has full recourse to Realty Income, and the remaining $14.6 million of the assumed debt is not guaranteed by Realty Income.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.  We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.

During the first three months of 2013, aggregate net premiums totaling $26.8 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $10.0 million recorded in 2012. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At March 31, 2013, we remain in compliance with these covenants.

As a result of assuming mortgages payable in 2012, we incurred deferred financing costs of $1.1 million, which were classified as part of other assets, net, on our consolidated balance sheets.  The balance of these deferred financing costs was $1.4 million at March 31, 2013, and $1.5 million at December 31, 2012, which is being amortized over the remaining term of each mortgage.   We did not incur any deferred financing costs on our mortgages payable assumed in the first three months of 2013.

The following is a summary of all our mortgages payable as of March 31, 2013 and December 31, 2012, respectively (dollars in thousands):

As Of	Number of Properties(1)	Weighted Average Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium Balance	Mortgage Payable Balance
3/31/13	185	5.4%	3.8%	4.4	$ 729,320	$ 34,820	$ 764,140
12/31/12	11	5.8%	4.4%	4.8	165,927	9,941	$ 175,868

(1) At March 31, 2013, there were 48 mortgages on the 185 properties, while at December 31, 2012, there were 13 mortgages on the 11 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for: (1) a $23.6 million mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current one month LIBOR plus 4.5%, not to exceed an all-in interest rate of 5.5%, and (2) a $8.4 million mortgage maturing on September 3, 2021, with a floating interest rate calculated as the sum of the current one month LIBOR plus 2.4%.  As part of the $8.4 million mortgage payable assumed in 2012, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.  As part of two mortgages totaling $8.8 million and maturing on December 28, 2013, we also acquired an $8.8 million note receivable, upon which we receive interest income at a stated rate of 8.1% through December 28, 2013.

(2) Stated interest rates range from 2.6% through 8.3%.

(3) Effective interest rates range from 2.4% through 9.3%.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $34.8 million, as of March 31, 2013 (dollars in millions):

Year of Maturity
2013	$24.8
2014	62.1
2015	123.2
2016	245.7
2017	90.0
Thereafter	183.5

Totals	$729.3

8.     Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  As a result of entering into our term loan, we incurred deferred financing costs of $273,000 in the first three months of 2013, which were classified as part of other assets, net, on our consolidated balance sheet at March 31, 2013, and are being amortized over the remaining term of the term loan.

9.     Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,
	2013	2012
5.375% notes, issued in March 2003 and due in March 2013	$--	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
	$2,450	$2,550

B.  Note Repayment

On their maturity date in March 2013, we repaid, using proceeds from our March 2013 common stock offering and our credit line, the $100 million of outstanding 5.375% notes we issued in March 2003 at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

10.     Issuance and Redemption of Preferred Stock

A.  In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. After underwriting discounts and other offering costs of $12.8 million, we received net proceeds of $360.9 million, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days. Thereafter, dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million for the first three months of 2012, representing the Class D preferred stock original issuance costs that we paid in 2004.

11.     Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share, including 2,250,000 shares purchased by the underwriters upon the exercise of their overallotment option.  After underwriting discounts and other offering costs of $36.3 million, the net proceeds of $755.5 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

In connection with our January 2013 acquisition of ARCT, as described in note 4, we issued a total of 45,573,144 shares of our common stock to ARCT shareholders and we received 208,709 shares of our common stock that were previously held by ARCT.  The closing price per share of our common stock on the date of the ARCT acquisition was $44.04.  The total value of the 45,573,144 common shares was approximately $2 billion.

12.   Fair Value of Financial Assets and Liabilities

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

We believe that the carrying values reflected on our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, lines of credit payable, term loan and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales or acquired in connection with an acquisition, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At March 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.3	$20.5
Note receivable issued in connection with an acquisition	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$764.1	$767.1
Notes payable	$2,450.0	$2,714.6

	Carrying value per	Estimated fair
At December 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.3	$20.5
Note receivable issued in connection with acquisitions	$8.8	$8.8
Mortgages payable assumed in connection with acquisitions	$175.9	$176.7
Notes payable	$2,550.0	$2,827.1

The estimated fair values of our notes receivable, issued in connection with property sales or acquired in connection with an acquisition, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values, related to our notes receivable and mortgages payable, is categorized as level 3 on the three-level valuation hierarchy.

The estimated fair value of our senior notes and bonds payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our senior notes and bonds payable, is categorized as level 2 on the three-level valuation hierarchy.

13.   Gain on Sales of Investment Properties

During the first three months of 2013, we sold 17 investment properties for $60.0 million, which resulted in a gain of $38.6 million. In comparison, during the first three months of 2012, we sold five investment properties for $3.6 million, which resulted in a gain of $611,000. The results of operations for these properties have been reclassified as discontinued operations.

14.   Discontinued Operations

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

For the first three months of 2013, we recorded total provisions for impairment of $456,000 on four sold properties and one property classified as held for sale in the following industries: one in the automotive parts industry, two in the child care industry, one in the pet supplies and services industry, and one in the restaurant-casual industry.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three months ended March 31, 2013.  For the first three months of 2012, we did not record any provisions for impairment.

Operations from 16 investment properties classified as held for sale at March 31, 2013, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended
	March 31,
Income from discontinued operations	2013	2012
Gain on sales of investment properties	$38,559	$611
Rental revenue	1,489	2,615
Other revenue	11	14
Depreciation and amortization	(96)	(724)
Property expenses	(298)	(429)
Provisions for impairment	(456)	--
Crest’s income from discontinued operations	271	129
Income from discontinued operations	$39,480	$2,216
Per common share, basic and diluted (1)	$0.23	$0.02

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

15.   Distributions Paid and Payable

A.  Common Stock

We pay monthly dividends to our common stockholders. The following is a summary of the monthly dividends paid per common share for the first three months of 2013 and 2012:

Month	2013	2012
January	$ 0.1517500	$ 0.1455
February	0.1809167	0.1455
March	0.1809167	0.1455
Total	$ 0.5135834	$ 0.4365

At March 31, 2013, a distribution of $0.1812292 per common share was payable and was paid in April 2013.

B.  Common Units

As part of our acquisition of ARCT, we issued 317,022 common partnership units of Tau Operating Partnership.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income, as described above.  For the first three months of 2013, we paid two monthly distributions to holders of these common units totaling $0.3618334 per unit, or $115,000, and at March 31, 2013, a monthly distribution of $0.1812292 per common unit was payable and was paid in April 2013.

C.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first three months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million.

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock for $25.00 per share.  As of December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25.00 per share. During each of the first three months of 2013 and 2012, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2013, a monthly dividend of $0.140625 per share was payable and was paid in April 2013.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. The initial dividend for the Class F preferred stock of $0.1702257 per share, or $2.5 million, was paid on March 15, 2012 and covered 37 days.  During the first three months of 2013, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $6.8 million, and at March 31, 2013, a monthly dividend of $0.138021 per share was payable and was paid in April 2013.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

D.  Preferred Units

As part of our acquisition of ARCT, we issued 6,750 preferred partnership units of Tau Operating Partnership.  The preferred units are entitled to monthly payments at a rate of 2% per annum.  For the first three months of 2013, we made two monthly payments totaling $20,000, and at March 31, 2013, an amount of $11,000 was payable and was paid in April 2013.

16.   Net Income Per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2013	2012
Weighted average shares used for the basic net income per share computation	171,659,191	132,577,100
Weighted average of Tau Operating Partnership common units convertible to common shares	243,050	--
Incremental shares from share-based compensation	151,639	126,854
Adjusted weighted average shares used for diluted net income per share computation	172,053,880	132,703,954
Unvested shares from share-based compensation that were anti-dilutive	42,929	200

17.   Supplemental Disclosures of Cash Flow Information

Interest paid was $56.2 million in the first three months of 2013 and $50.5 million in the first three months of 2012.

Interest capitalized to properties under development was $229,000 in the first three months of 2013 and $145,000 in the first three months of 2012.

Income taxes paid were $901,000 in the first three months of 2013 and $588,000 in the first three months of 2012.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.   Share-based compensation expense was $3.8 million for the first three months of 2013 and was $3.0 million for the first three months of 2012.

B.  See note 14 for a discussion of impairments recorded by Realty Income in discontinued operations, for the first three months of 2013.

C.  In connection with our acquisition of ARCT, during the first three months of 2013, the following components were acquired: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $21.1 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $76.0 million, (7) other liabilities of $24.8 million, and (8) noncontrolling interests of $14.0 million.

D.   For five properties we acquired, during the first three months of 2013, excluding the acquisition of ARCT, we assumed $48.2 million of mortgages payable to third-party lenders and recorded $4.2 million of net premiums.

E.  During the first three months of 2013, we adjusted the purchase price allocations for the acquisition of real estate that we made during the second half of 2012.  As a result of these adjustments, real estate increased by $3.1 million, acquired lease intangible assets, net decreased by $2.4 million, and acquired lease intangible liabilities, net increased by $712,000 on our consolidated balance sheet at March 31, 2013.

F.  During the first three months of 2013, we acquired land for $750,000 as a portion of a development property.  This real estate is included on our consolidated balance sheet at March 31, 2013, and we recorded a liability.

G.  During the first three months of 2013, we acquired real estate for $523,000 via an exchange of one of our properties.

H.   Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $2.8 million at March 31, 2012.

18.   Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 47 activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of March 31, 2013 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2013	2012
Segment net real estate:
Apparel	$ 107,529	$ 89,086
Automotive service	112,870	96,830
Automotive tire services	272,486	184,601
Beverages	309,486	310,555
Child care	60,446	61,747
Convenience stores	735,435	670,103
Dollar stores	569,677	450,566
Drug stores	653,477	159,482
Financial services	223,871	25,101
Food processing	130,706	102,964
Grocery stores	298,769	219,216
Health and fitness	384,558	330,503
Health care	208,723	4,147
Restaurants-casual dining	508,330	450,182
Restaurants-quick service	315,007	251,084
Theaters	377,779	381,123
Transportation services	597,391	130,203
Wholesale club	319,117	308,202
29 other non-reportable segments	1,517,260	816,442
Total segment net real estate	7,702,917	5,042,137
Intangible assets:
Apparel	35,207	31,808
Automotive service	3,863	-
Automotive tire services	20,996	470
Beverages	3,248	3,313
Convenience stores	14,503	-
Dollar stores	40,494	12,475
Drug stores	127,396	14,885
Financial services	49,638	4,443
Food processing	27,747	21,785
Grocery stores	24,188	5,650
Health and fitness	23,893	15,056
Health care	45,713	-
Restaurants-casual dining	15,053	-
Restaurants-quick service	18,447	3,464
Theaters	27,256	28,475
Transportation services	133,045	27,997
Wholesale club	2,949	-
Other non-reportable segments	235,030	72,304
Goodwill:
Automotive service	471	471
Automotive tire services	865	865
Child care	5,266	5,276
Convenience stores	2,063	2,064
Restaurants-casual dining	2,396	2,430
Restaurants-quick service	1,176	1,176
Other non-reportable segments	3,738	4,663
Other corporate assets	196,045	142,156
Total assets	$ 8,763,603	$ 5,443,363

Revenue for the three months ended March 31:	2013	2012
Segment rental revenue:
Apparel	$ 3,395	$ 1,452
Automotive service	3,945	3,768
Automotive tire services	6,819	5,649
Beverages	6,179	6,105
Child care	5,252	5,279
Convenience stores	20,270	19,230
Dollar stores	9,594	36
Drug stores	10,203	4,031
Financial services	3,278	682
Food processing	2,681	1,416
Grocery stores	5,527	4,465
Health and fitness	10,303	7,971
Health care	3,083	62
Restaurants-casual dining	9,563	8,694
Restaurants-quick service	8,321	7,070
Theaters	11,508	11,132
Transportation services	8,877	2,709
Wholesale club	5,970	3,025
29 other non-reportable segments	35,536	19,277
Total rental revenue	170,304	112,053
Other revenue	1,391	252
Total revenue	$ 171,695	$ 112,305

19.     Common Stock Incentive Plan

In 2012, our Board of Directors adopted and stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to motivate, attract and retain the services of directors, employees and consultants considered essential to our long-term success. The 2012 Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income or rights that will reflect our growth, development and financial success.  Under the terms of the 2012 Plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 3,985,734 shares.  The 2012 Plan has a term of 10 years from the date it was adopted by the Board of Directors.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $3.8 million during the first three months of 2013 and was $3.0 million during the first three months of 2012.

The following table summarizes our common stock grant activity under the 2012 Plan and the previous 2003 Incentive Award Plan of Realty Income Corporation, or the 2003 Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months ended March 31, 2013		For the year ended December 31, 2012
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	895,550	$ 19.94	925,526	$ 20.21
Shares granted	246,987	41.98	261,811	35.06
Shares vested	(287,328)	31.31	(290,877)	27.47
Shares forfeited	(1,291)	31.31	(910)	31.67
Outstanding nonvested shares, end of each period	853,918	$ 28.50	895,550	$ 19.94

(1) Grant date fair value.

During the first three months of 2013, we issued 246,987 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 17,662 vested immediately, 58,989 vest over a service period of one year, and 170,336 vest over a service period of five years.

As of March 31, 2013, the remaining unamortized share-based compensation expense totaled $24.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 and 2003 Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first three months of 2013 or 2012.

20.   Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DSPP authorizes up to 6,000,000 common shares to be issued.  During the first three months of 2013, we issued 18,237 shares and raised approximately $811,000 under the DSPP.  During the first three months of 2012, we issued 21,012 shares and raised approximately $774,000 under the DSPP.  From the inception of the DSPP through March 31, 2013, we have issued 133,440 shares and raised approximately $5.0 million.

In March, we updated our DSPP so that we are now paying for a majority of the plan-related fees, which were previously paid by our stockholders.

21.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2013, we have contingent payments of $1.3 million for tenant improvements and leasing costs. In addition, as of March 31, 2013, we had committed $21.0 million under construction contracts, which is expected to be paid in the next twelve months.

22.   Subsequent Events

In April 2013, we declared the following dividends, which will be paid in May 2013:

-                    $0.1812292 per share to our common stockholders;

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

•                  Our recent acquisition of American Realty Capital Trust, Inc., or ARCT;

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2012.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, or Realty Income, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our portfolio of properties leased to commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 44 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

In 1994, Realty Income was listed upon the New York Stock Exchange, or NYSE, and we elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase distributions to stockholders and funds from operations, or FFO per share, through both active portfolio management and the acquisition of additional properties.

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

At March 31, 2013, we owned a diversified portfolio:

•                  Of 3,525 properties;

•                  With an occupancy rate of 97.7%, or 3,444 properties leased and only 81 properties available for lease;

•                  Leased to 195 different commercial enterprises doing business in 46 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 53.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,200 square feet.

Of the 3,525 properties in the portfolio, 3,509, or 99.5%, are single-tenant properties, and the remaining 16 are multi-tenant properties. At March 31, 2013, of the 3,509 single-tenant properties, 3,430 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years.

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

Investment Strategy

When identifying new properties for acquisition, we generally focus on providing capital to owners and operators of commercial enterprises by acquiring the real estate they consider important to the successful operation of their business.

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

Historically, our investment focus has primarily been on commercial enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended March 31, 2013, approximately 65.2% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Credit Strategy

We typically acquire and lease properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most commercial enterprises typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive; in the event of reorganization they are less likely to reject a lease for a profitable and critical location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

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

•                  The importance of the real estate location to the operations of the company’s business; and

•                  Overall real estate characteristics, including property value, replacement costs and comparative rental rates.

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

At March 31, 2013, we classified real estate with a carrying amount of $10.5 million as held for sale on our balance sheet. For the remainder of 2013, we intend to continue more active disposition efforts to further enhance the credit quality of our real estate portfolio. As a result, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $50 million and $75 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 44-year policy of paying monthly dividends.  Monthly dividends per common share increased by $0.0291667 in February 2013 to $0.1809167, and increased by $0.0003125 in April 2013 to $0.1812292 per share. The increase in April 2013 was our 62nd consecutive quarterly increase and the 71st increase in the amount of our dividend since our listing on the NYSE in 1994. In the first three months of 2013, we paid one monthly cash dividend per common share of $0.15175 and two monthly cash dividends per common share in the amount of $0.1809167, totaling $0.5135834. In March 2013 and April 2013, we declared dividends of $0.1812292 per share, which were paid in April 2013 and will be paid in May 2013, respectively.

The monthly dividend of $0.1812292 per share represents a current annualized dividend of $2.1747504 per share, and an annualized dividend yield of approximately 4.8% based on the closing sale price of our common stock on the NYSE of $45.35 on March 31, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the First Three Months of 2013

During the first three months of 2013, we invested $128.4 million in 27 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.9%. The 27 new properties, and properties under development or expansion, are located in 16 states, will contain over 477,000 leasable square feet and are 100% leased with an average lease term of 13.8 years. The tenants of the new properties acquired operate in seven industries: automotive collision services, automotive parts, convenience stores, dollar stores, health and fitness, sporting goods, and transportation services.

During the first quarter of 2013, we also completed our acquisition of American Realty Capital Trust, Inc., or ARCT, for approximately $3.2 billion.  Each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of approximately 45.6 million shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the close price of our common stock on January 22, 2013.  In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In connection with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable.  During the first three months of 2013, we incurred $12.0 million of merger costs.  During 2012, we incurred $7.9 million of merger costs.  We anticipate that the total merger costs will be approximately $20 million.

The acquisition of ARCT provided immediate and long-term benefits to Realty Income, including growth in the size of our real estate portfolio, diversification of industries and property type, accretion to net earnings, increase in the percentage of investment grade tenants, and larger size and scope of our company, which increases competitive advantages in the net-lease marketplace.

Our acquisition of ARCT added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants of the 515 properties acquired operate in 28 industries: aerospace, apparel stores, automotive parts, automotive tire services, automotive services, consumer appliances, consumer goods, convenience stores, crafts and novelties, dollar stores, drug stores, financial services, food processing, general merchandise, government services, grocery stores, health care, home furnishings, home improvement, jewelry, other manufacturing, pet supplies and services, restaurants – casual, restaurants – quick service, shoe stores, telecommunications, transportation services, and wholesale clubs.

Our combined total investment in real estate assets during the first quarter of 2013 was $3.3 billion.  None of our real estate investments during the first quarter of 2013 caused any one tenant to be 10% or more of our total assets at March 31, 2013.

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

Portfolio Discussion

Leasing Results

At March 31, 2013, we had 81 properties available for lease out of 3,525 properties in our portfolio, which represents a 97.7% occupancy rate. Since December 31, 2012, when we reported 84 properties available for lease and a 97.2% occupancy rate, we:

•                  Leased five properties;

•                  Sold five properties available for lease; and

•                  Have seven new properties available for lease.

During the first three months of 2013, 46 properties with expiring leases were leased to either existing or new tenants. The annual rent on these leases was $7.7 million, as compared to the previous rent on these same properties of $7.5 million. At March 31, 2013, our average annualized rental revenue was approximately $13.55 per square foot on the 3,444 leased properties in our portfolio.  At March 31, 2013, we classified 16 properties with a carrying amount of $10.5 million as held for sale on our balance sheet.

Investments in Existing Properties

In the first three months of 2013, we capitalized costs of $1.7 million on existing properties in our portfolio, consisting of $413,000 for re-leasing costs and $1.3 million for building and tenant improvements.  In the first three months of 2012, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $266,000 for re-leasing costs and $793,000 for building and tenant improvements.

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

Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share. After underwriting discounts and other offering costs of $36.3 million, the net proceeds of $755.5 million were used to repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

In connection with our January 2013 acquisition of ARCT, as described in note 4 of the financial statements, we issued a total of 45,573,144 shares of our common stock to ARCT shareholders and redeemed 208,709 shares of our common stock that were previously held by ARCT.

Note Repayment

On their maturity date in March 2013, we repaid, using proceeds from our March 2013 common stock offering and cash on hand, the $100 million of outstanding 5.375% notes we issued in March 2003 at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018, to partially repay the then outstanding ARCT term loan.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Issuance of Common and Preferred Units

In connection with our acquisition of ARCT in January 2013, we issued 317,022 common partnership units and 6,750 preferred partnership units.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income.  The preferred units are entitled to monthly payments at a rate of 2% per annum or $135,000.

Universal Shelf Registration

In February 2013, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in February 2016. This replaces our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Net Income Available to Common Stockholders

Net income available to common stockholders was $61.3 million in the first three months of 2013, compared to $26.1 million in the first three months of 2012, an increase of $35.2 million. On a diluted per common share basis, net income available to common stockholders was $0.36 in the first three months of 2013, as compared to $0.20 in the first three months of 2012.  Net income available to common stockholders in the first three months of 2013 includes $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  Net income available to common stockholders in the first three months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2013 were $38.6 million, as compared to $611,000 during the first three months of 2012.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In the first three months of 2013, our FFO increased by $32.2 million, or 53.0%, to $92.9 million, compared to $60.7 million in the first three months of 2012. On a diluted per common share basis, FFO was $0.54 in the first three months of 2013 and $0.46 in the first three months of 2012.  FFO, in the first three months of 2013, includes $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis.  FFO, in the first three months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our acquisition of ARCT.  In the first three months of 2013, our normalized FFO increased by $44.2 million, or 72.8% to $104.9 million, as compared to $60.7 million in the first three months of 2012.  On a diluted per common share basis, normalized FFO was $0.61 in the first three months of 2013, as compared to $0.46 in the first three months of 2012, an increase of 32.6%

See our discussion of FFO and normalized FFO (which are not financial measures under U.S. generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and normalized FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2013, our AFFO increased by $37.7 million, or 56.9%, to $104.0 million versus $66.3 million in the first three months of 2012.  On a diluted per common share basis, AFFO was $0.60 in the first three months of 2013 and $0.50 in the first three months of 2012, an increase of 20.0%.

See our discussion of AFFO (which is not a financial measure under GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO, normalized FFO and AFFO.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2013, our total outstanding borrowings of senior unsecured notes, mortgages payable and credit facility borrowings were $3.4 billion, or approximately 26.3% of our total market capitalization of $12.93 billion.

We define our total market capitalization at March 31, 2013 as the sum of:

•                  Shares of our common stock outstanding of 196,226,594 multiplied by the closing sales price of our common stock on the NYSE of $45.35 per share on March 31, 2013, or $8.9 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $116.6 million on our credit facility;

•                  Outstanding mortgages payable of $764.1 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $2.45 billion.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2013, we had cash and cash equivalents totaling $4.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$1 Billion Acquisition Credit Facility

We have a $1 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our option, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as

LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At March 31, 2013, we had a borrowing capacity of $883.4 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $116.6 million. The interest rate on borrowings outstanding under our credit facility, at March 31, 2013, was 1.3% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2013, we remain in compliance with these covenants.

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

Mortgage Debt

As of March 31, 2013, we have $729.3 million of mortgages payable, which were assumed in connection with our property acquisitions. Included in this amount is $516.3 million of mortgages payable assumed in connection with the ARCT acquisition.  Additionally, at March 31, 2013, we had net premiums totaling $34.8 million on these mortgages, of which $22.7 million is in connection with the ARCT acquisition.  During the first three months of 2013, we paid $1.1 million in principal payments.

We expect to pay off the mortgages payable as soon as prepayment penalties make it economically feasible to do so. We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2013, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$ 150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.00% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$ 2,450

In March 2013, we repaid $100 million of our 5.375% notes by utilizing proceeds from our March common stock offering and our credit line.

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At March 31, 2013, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of March 31, 2013 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	8.7%
Debt service coverage (trailing 12 months)	> 1.5 x	3.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	283.3%

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “negative” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB with a “stable” outlook to our senior notes.

Based on our current ratings, the current facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit rating is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from (i) 0.45% for a rating lower than BBB-/Baa3, and (ii) 0.15% for a credit rating of A-/A3 or higher.

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

The following table summarizes the maturity of each of our obligations as of March 31, 2013 (dollars in millions):

Table of Obligations
		Notes,				Ground	Ground
		Bonds,				Leases	Leases
Year of	Credit	Notes and	Term	Mortgages		Paid by Realty	Paid by Our
Maturity	Facility(1)	Bonds	Loan	Payable(2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2013	$ --	$ --	$ --	$ 24.8	$ 123.1	$ 0.5	$ 10.7	$ 22.3	$ 181.4
2014	--	--	--	62.1	161.4	0.7	14.1	--	238.3
2015	--	150.0	--	123.2	155.2	0.7	14.0	--	443.1
2016	116.6	275.0	--	245.7	130.0	0.8	14.0	--	782.1
2017	--	175.0	--	90.0	108.5	0.8	13.9	--	388.2
Thereafter	--	1,850.0	70.0	183.5	463.0	7.8	236.1	--	2,810.4
Totals	$ 116.6	$ 2,450.0	$ 70.0	$ 729.3	$ 1,141.2	$ 11.3	$ 302.8	$ 22.3	$ 4,843.5

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2013, is $34.8 million.

(3) Interest on the credit facility, term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of March 31, 2013 through their respective maturity dates.

(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $21.0 million of commitments under construction contracts and $1.3 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at $25.00 per share. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares are paid monthly in arrears.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

As part of our acquisition of ARCT in January 2013, we issued 6,750 shares of preferred partnership units.  Payments on these shares of preferred units are made monthly in arrears at rate of 2% per annum,  or $135,000, and are included in interest expense.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2012, our cash distributions to preferred and common stockholders totaled $275.8 million, or approximately 131.4% of our estimated taxable income of $209.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first three months of 2013, totaled $85.0 million, representing 81.7% of our adjusted funds from operations available to common stockholders of

$104.0 million. In comparison, our 2012 cash distributions to common stockholders totaled $236.3 million, representing 86.2% of our adjusted funds from operations available to common stockholders of $274.2 million.

The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25.00 per share liquidation preference (equivalent to $1.6875 per annum per share). The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class E and Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, normalized FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%.  In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our other taxable REIT subsidiaries) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.5% of the distributions to our common stockholders, made or deemed to have been made in 2012, were classified as a return of capital for federal income tax purposes. We estimate that in 2013, between 15% and 25% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight–line method over an estimated useful life of 25 to 35 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 to 35 years is an appropriate estimate of useful life.

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) indentified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012.

Rental Revenue

Rental revenue was $170.3 million for the first three months of 2013, as compared to $112.1 million for the first three months of 2012, an increase of $58.2 million, or 51.9%. The increase in rental revenue in the first three months of 2013 compared to the first three months of 2012 is primarily attributable to:

•                  The 529 properties (16.7 million square feet) acquired by Realty Income in 2013, which generated $34.6 million of rent in the first three months of 2013;

•                  The 423 properties (10.6 million square feet) acquired by Realty Income in 2012, which generated $20.1 million of rent in the first three months of 2013 compared to $67,000 of rent in the first three months of 2012, an increase of $20.0 million;

•                  Same store rents generated on 2,407 properties (24.9 million square feet) during the first three months of 2013 and 2012, increased by $1.67 million, or 1.5%, to $111.05 million from $109.37 million;

•                  A net decrease of $135,000 relating to the aggregate of (i) rental revenue from properties (1.1 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue related to 61 properties sold during 2013 and 2012, and (iii) lease termination settlements, which, in aggregate, totaled $1.9 million in the first three months of 2013 compared to $2.0 million in the first three months of 2012; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $2.1 million in the first three months of 2013 as compared to the first three months of 2012.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year except for properties during the current or prior year that; (i) were available for lease at any time, (ii) were under development, (iii) we have made an additional investment in, (iv) were involved in eminent domain and rent was reduced, and (v) were re-leased with rent-free periods. Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.

Of the 3,525 properties in the portfolio at March 31, 2013, 3,509, or 99.5%, are single-tenant properties and the remaining 16 are multi-tenant properties. Of the 3,509 single-tenant properties, 3,430, or 97.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.1 years at March 31, 2013. Of our 3,430 leased single-tenant properties, 3,127, or 91.2%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $899,000 in the first three months of 2013, and $574,000 in the first three months of 2012 (excluding percentage rent reclassified to discontinued operations of $12,000 in the first three months of 2013 and $9,000 in the first three months of 2012). Percentage rent in the first three months of 2013 was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2013.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2013, our portfolio of 3,525 properties was 97.7% leased with 81 properties available for lease, as compared to 84 at December 31, 2012 and 90 at March 31, 2012. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization

Depreciation and amortization was $69.8 million for the first three months of 2013, as compared to $34.6 million for the first three months of 2012. The increase in depreciation and amortization, in the first three months of 2013, was primarily due to the acquisition of properties in 2013 and 2012, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders” and “Adjusted Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO, and AFFO.

Interest Expense

Interest expense was $41.5 million for the first three months of 2013, as compared to $29.0 million for the first three months of 2012. The increase in interest expense was primarily due to an increase in borrowings attributable to the issuance of our 2.00% senior unsecured notes due January 2018 in October 2012, the issuance of our 3.25% senior unsecured notes due October 2022 in October 2012, an increase in mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates.

At March 31, 2013, credit facility origination costs of $7.6 million are included in other assets, net, on our consolidated balance sheet. These costs are being amortized over the remaining term of our current $1 billion credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2013	2012
Interest on our credit facility, term loan, notes and mortgages	$ 41,153	$ 27,950
Interest included in discontinued operations	(131)	(190)
Credit facility commitment fees	438	377
Amortization of credit facility origination costs and deferred financing costs	2,153	1,057
Amortization of net mortgage premiums	(1,947)	(97)
Interest on preferred stock units	31	--
Interest capitalized	(229)	(145)

Interest expense	$ 41,468	$ 28,952

	Three months ended
	March 31,
Credit facility, term loan, mortgages and notes	2013	2012
Average outstanding balances (dollars in thousands)	$ 3,630,806	$ 1,927,076
Average interest rates	4.54%	5.80%

At March 31, 2013, the weighted average interest rate on our:

•	Notes and bonds payable of $2.45 billion was 4.97%;
•	Mortgages payable of $764.1 million was 5.38%;
•	Credit facility outstanding borrowings of $116.6 million was 1.28%;
•	Term loan outstanding borrowings of $70.0 million was 1.40%; and
•	Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $3.4 billion was 4.87%.

EBITDA and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Our EBITDA and Adjusted EBITDA computation may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that interpret the definitions of EBITDA and Adjusted EBITDA differently than we do. Management believes EBITDA and Adjusted EBITDA to be meaningful measures of a REIT’s performance because they are widely followed by industry analysts, lenders and investors and is used by management as measures of performance. In addition, management utilizes Adjusted EBITDA because our $1 billion credit facility uses a similar metric to measure our compliance with certain covenants. EBITDA and Adjusted EBITDA should be considered along with, but not as alternatives to, net income as measures of our operating performance.

The following is a reconciliation of net income, our most directly comparable GAAP measure, to Adjusted EBITDA (dollars in thousands):

	Three months ended
	March 31,
	2013	2012
Net income	$71,813	$39,263
Interest expense	41,468	28,952
Interest expense included in discontinued operations	131	190
Income taxes	671	405
Income tax benefit included in discontinued operations	(93)	(32)
Depreciation and amortization	69,808	34,578
Depreciation and amortization in discontinued operations	96	724

EBITDA	183,894	104,080
Provisions for impairment	456	--
Amortization of net premiums on mortgages payable	1,947	97
Merger-related costs	12,030	--
Gain on property sales in discontinued operations	(38,559)	(611)

Adjusted EBITDA	$159,768	$103,566

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

	Three months ended
	March 31,
Dollars in thousands	2013	2012
Adjusted EBITDA	$159,768	$103,566
Divided by interest expense(1)	$ 43,546	$ 29,239

Interest coverage ratio	3.7	3.5

(1)   See the reconciliation below of interest expense used for calculation of interest coverage ratio (dollars in thousands):

	Three months ended
	March 31,
	2013	2012
Interest expense	$41,468	$28,952
Interest expense included in discontinued operations	131	190
Amortization of net premiums on mortgages payable	1,947	97
	$43,546	$29,239

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

	Three months ended
	March 31,
Dollars in thousands	2013	2012
Adjusted EBITDA	$159,768	$103,566
Divided by interest expense plus preferred stock dividends(1)	$ 54,028	$ 38,735

Fixed charge coverage ratio	3.0	2.7

(1) See footnote 1 above for reconciliation of interest expense used for calculation of fixed charge coverage ratio. This calculation excludes the charge of $3.7 million for the excess of redemption value over carrying value of the Class D preferred shares redeemed during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million to $11.6 million, in the first three months of 2013, as compared to $9.2 million in the first three months of 2012. Included in general and administrative expenses are acquisition transaction costs of $143,000, during the first three months of 2013, as compared to $242,000 for the first three months of 2012. Even though general and administrative expenses increased, during the first three months of 2013, primarily due to increases in employee costs, and higher costs as a result of our integration of ARCT, general and administrative expenses as a percentage of total revenue decreased. In April 2013, we had 92 employees, as compared to 86 employees in April 2012.

	Three months ended
	March 31,
Dollars in thousands	2013	2012
General and administrative expenses	$11,613	$9,168
Total revenue, including discontinued operations(1)	173,195	114,934
General and administrative expenses as a percentage of total revenue	6.7%	8.0%

(1) Excludes gain on sales and Crest net revenue.

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2013, 81 properties were available for lease, as compared to 84 at December 31, 2012 and 90 at March 31, 2012.

Property expenses were $3.8 million in the first three months of 2013 and $2.2 million in the first three months of 2012. The increase in property expenses is primarily attributable to higher maintenance and utilities, insurance costs, and property expenses as a result of our acquisition of ARCT, partially offset by a decrease in legal fees.

Income Taxes

Income taxes were $671,000 in the first three months of 2012, as compared to $405,000 in the first three months of 2012. These amounts are for city and state income and franchise taxes paid by Realty Income.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $12.0 million for the first three months of 2013.  On a diluted per common share basis, this expense represented $0.07.

Discontinued Operations

Operations from 16 investment properties classified as held for sale at March 31, 2013, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Income from discontinued operations	2013	2012
Gain on sales of investment properties	$ 38,559	$ 611
Rental revenue	1,489	2,615
Other revenue	11	14
Depreciation and amortization	(96)	(724)
Property expenses	(298)	(429)
Provisions for impairment	(456)	--
Crest’s income from discontinued operations	271	129
Income from discontinued operations	$ 39,480	$ 2,216
Per common share, basic and diluted (1)	$ 0.23	$ 0.02

(1) The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Crest’s Assets and Property Sales

At March 31, 2013, Crest had an inventory of four properties, three of which are classified as held for investment. In addition to the four properties, Crest also held notes receivable of $18.9 million at March 31, 2013 and December 31, 2012.

During the first three months of 2013 and 2012, Crest did not buy or sell any properties and did not record any provisions for impairment.

Gain on Sales of Investment Properties by Realty Income

During the first three months of 2013, we sold 17 investment properties for $60.0 million, which resulted in a gain of $38.6 million. In comparison, during the first three months of 2012, we sold five investment properties for $3.6 million, which resulted in a gain of $611,000. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Realty Income Investment Properties

For the first three months of 2013, we recorded provisions for impairment of $456,000 on four sold properties and one property classified as held for sale.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three months ended March 31, 2013. No provisions for impairment were recorded by Realty Income for the first three months of 2012.

Preferred Stock Dividends and Redemption Charge

Preferred stock dividends totaled $10.5 million in the first three months of 2013 and $9.5 million in the first three months of 2012.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $61.3 million, in the first three months of 2013, an increase of $35.2 million as compared to $26.1 million in the first three months of 2012. Net income available to common stockholders, in the first three months of 2013, includes $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  Net income available to common stockholders, in the first three months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of investment properties ,during the first three months of 2013, were $38.6 million, as compared to $611,000 of gains recognized during the first three months of 2012.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND
NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS
(Normalized FFO)

FFO for the first three months of 2013 increased by $32.2 million, or 53.0%, to $92.9 million, as compared to $60.7 million for the first three months of 2012. FFO for the first three months of 2013 includes $12.0 million for merger-related costs related to our acquisition of ARCT.  FFO for the first three months of 2012 includes a $3.7 million charge associated with the Class D preferred stock redemption.

We define normalized FFO as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.  Normalized FFO for the first three months of 2013 increased by $44.2 million, or 72.8%, to $104.9 million, as compared to $60.7 million for the first three months of 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,

	2013	2012
Net income available to common stockholders	$ 61,322	$ 26,071
Depreciation and amortization:
Continuing operations	69,808	34,578
Discontinued operations	96	724
Depreciation allocated to noncontrolling interest	(175)	--
Depreciation of furniture, fixtures and equipment	(61)	(67)
Provisions for impairment on Realty Income investment properties	456	--
Gain on sale of investment properties, discontinued operations	(38,559)	(611)

FFO available to common stockholders	92,887	60,695
Merger-related costs	12,030	--

Normalized FFO available to common stockholders	$ 104,917	$ 60,695

FFO per common share, basic and diluted:	$ 0.54	$ 0.46

Normalized FFO per common share, basic and diluted:	$ 0.61	$ 0.46

Distributions paid to common stockholders	$ 84,977	$ 58,192

Normalized FFO in excess of distributions paid to common stockholders	$ 19,940	$ 2,503

Weighted average number of common shares used for computation per share:
Basic	171,659,191	132,577,100
Diluted	172,053,880	132,703,954

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on sale of investment properties and extraordinary items.  We define normalized FFO, a non-GAAP measure, as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.

We consider FFO and normalized FFO to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO, and adds back merger-related costs, for normalized FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the first three months of 2013 increased by $37.7 million, or 56.9%, to $104.0 million, as compared to $66.3 million in the first three months of 2012. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

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

	Three months ended March 31,
	2013	2012

Net income available to common stockholders	$61,322	$26,071
Cumulative adjustments to calculate FFO(1)	31,565	34,624
FFO available to common stockholders	92,887	60,695
Merger-related costs	12,030	--
Normalized FFO available to common stockholders	104,917	60,695
Excess of redemption value over carrying value of Class D preferred share redemption	--	3,696
Amortization of share-based compensation	3,845	2,956
Amortization of deferred financing costs(2)	1,458	630
Amortization of net mortgage premiums	(1,947)	(97)
Capitalized leasing costs and commissions	(413)	(266)
Capitalized building improvements	(1,265)	(793)
Other adjustments(3)	(2,639)	(527)
Total AFFO available to common stockholders	$103,956	$66,294

AFFO per common share:
Basic	$0.61	$0.50
Diluted	$0.60	$0.50

Distributions paid to common stockholders	$84,977	$58,192

AFFO in excess of distributions paid to common stockholders	$18,979	$8,102

Weighted average number of common shares used for computation per share:
Basic	171,659,191	132,577,100
Diluted	172,053,880	132,703,954

(1)     See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO).”

(2)     Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011 and October 2012. Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable and the issuance of our term loan, along with non-cash interest expense related to our term loan swap. The deferred financing costs are being amortized over the lives of the respective mortgages and term loan. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)     Includes straight-line rent revenue and the amortization of above and below-market leases.

We believe the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies.  In particular, AFFO provides an additional measure to compare the operating performance of different REITs without having to account for differing depreciation assumptions and other unique revenue and expense items which are not pertinent to measuring a particular company’s on-going operating performance.  Therefore, we believe that AFFO is an appropriate supplemental performance metric, and that the most appropriate GAAP performance metric to which AFFO should be reconciled is net income available to common stockholders.

Presentation of the information regarding FFO, normalized FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, normalized FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, normalized FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO, normalized FFO and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing, and financing activities.  In addition, FFO, normalized FFO and AFFO should not be considered as measures of liquidity, of our ability to make cash distributions, or of our ability to pay interest payments.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2013, we owned a diversified portfolio:

•                  Of 3,525 properties;

•                  With an occupancy rate of 97.7%, or 3,444 properties leased and only 81 properties available for lease;

•                  Leased to 195 different commercial enterprises doing business in 46 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 53.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,200 square feet.

At March 31, 2013, of our 3,525 properties, 3,430 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

As a result of our acquisition of ARCT, the following industry table has been modified from similar tables we have prepared in the past to reflect the changes below:

•                  Four new industries were added: (1) “government services,” (2) “health care,” (3) “jewelry,” and (4) “other manufacturing”; and

•                  Some properties previously included in the “other” industry were reclassified to both the “health care” and “government services” industries to better reflect the industry in which the tenant operates.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended March 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Retail Industries
Apparel stores	2.0%	1.7%	1.4%	1.2%	1.1%	1.1%	1.2%
Automotive collision services	0.9	1.1	0.9	1.0	1.1	1.0	1.1
Automotive parts	1.1	1.0	1.2	1.4	1.5	1.6	2.1
Automotive service	2.3	3.1	3.7	4.7	4.8	4.8	5.2
Automotive tire services	4.0	4.7	5.6	6.4	6.9	6.7	7.3
Book stores	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Business services	--	*	*	*	*	*	0.1
Child care	3.2	4.5	5.2	6.5	7.3	7.6	8.4
Consumer electronics	0.3	0.5	0.5	0.6	0.7	0.8	0.9
Convenience stores	12.0	16.3	18.5	17.1	16.9	15.8	14.0
Crafts and novelties	0.6	0.3	0.2	0.3	0.3	0.3	0.3
Dollar stores	5.6	2.2	--	--	--	--	--
Drug stores	6.0	3.5	3.8	4.1	4.3	4.1	2.7
Education	0.5	0.7	0.7	0.8	0.9	0.8	0.8
Entertainment	0.7	0.9	1.0	1.2	1.3	1.2	1.4
Equipment services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Financial services	1.4	0.2	0.2	0.2	0.2	0.2	0.2
General merchandise	0.9	0.6	0.6	0.8	0.8	0.8	0.7
Grocery stores	3.2	3.7	1.6	0.9	0.7	0.7	0.7
Health and fitness	6.0	6.8	6.4	6.9	5.9	5.6	5.1
Home furnishings	0.9	1.0	1.1	1.3	1.3	2.4	2.6
Home improvement	1.3	1.5	1.7	2.0	2.2	2.1	2.4
Jewelry	0.1	--	--	--	--	--	--
Motor vehicle dealerships	1.9	2.1	2.2	2.6	2.7	3.2	3.1
Office supplies	0.5	0.8	0.9	0.9	1.0	1.0	1.1
Pet supplies and services	0.4	0.6	0.7	0.9	0.9	0.8	0.9
Restaurants - casual dining	5.6	7.3	10.9	13.4	13.7	14.3	14.9
Restaurants - quick service	4.9	5.9	6.6	7.7	8.3	8.2	6.6
Shoe stores	0.1	0.1	0.2	0.1	--	--	--
Sporting goods	1.8	2.5	2.7	2.7	2.6	2.3	2.6
Theaters	6.7	9.4	8.8	8.9	9.2	9.0	9.0
Transportation services	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Video rental	--	0.0	0.0	0.2	1.0	1.1	1.7
Wholesale clubs	3.5	3.2	0.7	--	--	--	--
Other	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Retail Industries	78.8%	86.7%	88.6%	95.4%	98.3%	98.2%	97.8%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
	Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2011	2010	2009	2008	2007
Non-retail Industries
Aerospace	0.9	0.9	0.5	--	--	--	--
Beverages	3.6	5.1	5.6	3.0	--	--	--
Consumer appliances	0.6	0.1	--	--	--	--	--
Consumer goods	1.0	0.1	--	--	--	--	--
Crafts and novelties	0.1	--	--	--	--	--	--
Diversified industrial	0.1	0.1	--	--	--	--	--
Equipment services	0.3	0.3	0.2	--	--	--	--
Financial services	0.5	0.4	0.3	--	--	--	--
Food processing	1.6	1.3	0.7	--	--	--	--
Government services	1.3	0.1	0.1	0.1	0.1	--	--
Health care	1.8	*	*	--	--	--	--
Home furnishings	0.2	--	--	--	--	--	--
Home improvement	0.3	--	--	--	--	--	--
Insurance	0.1	*	--	--	--	--	--
Machinery	0.2	0.1	--	--	--	--	--
Other manufacturing	0.4	--	--	--	--	--	--
Packaging	1.0	0.7	0.4	--	--	--	--
Paper	0.2	0.1	0.1	--	--	--	--
Pet supplies and services	0.4	--	--	--	--	--	--
Shoe stores	0.8	--	--	--	--	--	--
Telecommunications	0.7	0.8	0.7	--	--	--	--
Transportation services	5.1	2.2	1.6	--	--	--	--
Other	0.0	1.0	1.2	1.5	1.6	1.8	2.2
Non-retail Industries	21.2%	13.3%	11.4%	4.6%	1.7%	1.8%	2.2%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of March 31, 2013 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	March 31, 2013(1)	Revenue
Retail	3,390	33,083,200	$ 134,874	79.1%
Distribution	64	14,892,900	18,140	10.6
Office	34	2,040,700	7,834	4.6
Agriculture	15	184,500	5,145	3.0
Manufacturing	10	3,117,100	4,215	2.5
Industrial	12	383,200	378	0.2
Totals	3,525	53,701,600	$ 170,586	100.0%

(1) Includes rental revenue for all properties owned by Realty Income at March 31, 2013, including revenue from properties reclassified as discontinued operations of $303. Excludes revenue of $21 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at March 31, 2013 include the following:

Fed-Ex	5.7%	Regal Cinemas	2.4%
L.A. Fitness	4.5%	Dollar General	2.0%
Family Dollar	3.5%	The Pantry	2.0%
AMC Theatres	3.5%	Rite Aid	1.9%
Diageo	3.3%	NPC International/Pizza Hut	1.7%
BJ’s Wholesale Clubs	3.2%	CVS Pharmacy	1.7%
Walgreens	2.9%	Smart & Final	1.5%
Northern Tier Energy/Super America	2.8%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 3,390 retail properties, included in our 3,525 total properties, owned by Realty Income at March 31, 2013, classified according to the business types and the level of services they provide (dollars in thousands):

Retail Industries	Number of Retail Properties	Retail Rental Revenue for the Quarter Ended March 31, 2013(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	23	$ 1,492	1.1%
Automotive service	233	3,945	2.9
Child care	227	5,384	4.0
Education	14	818	0.6
Entertainment	9	1,199	0.9
Equipment services	2	150	0.1
Financial services	105	2,412	1.8
Health and fitness	57	10,303	7.6
Health care	22	1,457	1.1
Theaters	44	11,508	8.5
Transportation services	1	187	0.1
Other	13	85	0.1
	750	38,940	28.8
Tenants Selling Goods and Services
Automotive parts (with installation)	36	772	0.6
Automotive tire services	184	6,819	5.1
Convenience stores	741	20,309	15.1
Motor vehicle dealerships	17	3,177	2.3
Pet supplies and services	13	666	0.5
Restaurants - casual dining	328	8,943	6.6
Restaurants - quick service	386	8,344	6.2
	1,705	49,030	36.4
Tenants Selling Goods
Apparel stores	22	3,467	2.6
Automotive parts	54	1,088	0.8
Book stores	1	97	0.1
Consumer electronics	8	591	0.4
Crafts and novelties	9	950	0.7
Dollar stores	448	9,594	7.1
Drug stores	140	10,203	7.6
General merchandise	46	1,628	1.2
Grocery stores	63	5,454	4.0
Home furnishings	61	1,593	1.2
Home improvement	30	1,979	1.5
Jewelry	4	175	0.1
Office supplies	11	910	0.7
Shoe stores	1	168	0.1
Sporting goods	22	3,037	2.3
Wholesale clubs	15	5,970	4.4
	935	46,904	34.8
Total Retail Properties	3,390	$ 134,874	100.0%

(1)  Includes rental revenue for all retail properties owned by Realty Income at March 31, 2013, including revenue from properties reclassified as discontinued operations of $303.  Excludes revenue of $35,712 from non-retail properties and $21 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 3,430 net leased, single-tenant properties as of March 31, 2013 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended Mar. 31, 2013(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Mar. 31, 2013	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Mar. 31, 2013	% of Total Rental Revenue
2013	139	1,020,300	$ 3,458	2.0%	34	$1,073	0.6%	105	$ 2,385	1.4%
2014	159	1,101,400	3,864	2.3	54	1,769	1.1	105	2,095	1.2
2015	162	875,900	3,921	2.3	67	2,014	1.2	95	1,907	1.1
2016	180	930,500	4,177	2.5	117	2,423	1.4	63	1,754	1.1
2017	165	1,942,200	5,494	3.2	45	2,944	1.7	120	2,550	1.5
2018	223	3,099,400	8,882	5.2	161	7,027	4.1	62	1,855	1.1
2019	163	2,732,700	9,076	5.4	152	8,594	5.1	11	482	0.3
2020	102	3,280,200	7,591	4.5	91	7,236	4.3	11	355	0.2
2021	180	5,059,500	12,006	7.1	172	11,496	6.8	8	510	0.3
2022	193	6,970,700	12,466	7.4	185	12,238	7.2	8	228	0.2
2023	313	3,943,600	15,239	9.0	304	14,687	8.7	9	552	0.3
2024	95	1,921,100	5,245	3.1	95	5,245	3.1	--	--	0.0
2025	289	3,352,000	15,563	9.2	284	15,436	9.1	5	127	0.1
2026	232	3,307,400	10,923	6.4	229	10,840	6.4	3	83	*
2027	436	4,245,100	14,331	8.5	434	14,291	8.5	2	40	*
2028-2043	399	8,611,600	37,006	21.9	392	36,860	21.8	7	146	0.1
Totals	3,430	52,393,600	$169,242	100.0%	2,816	$154,173	91.1%	614	$15,069	8.9%

* Less than 0.1%

(1)

Excludes 14 multi-tenant properties and 81 vacant unleased properties, two of which are multi-tenant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)

Includes rental revenue of $303 from properties reclassified as discontinued operations and excludes revenue of $1,344 from 14 multi-tenant properties and from 81 vacant and unleased properties at March 31, 2013. Excludes revenue of $21 from four properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2013 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2013(1)	Percentage of Rental Revenue
Alabama	87	97%	659,000	$ 2,414	1.4%
Alaska	2	100	128,500	307	0.2
Arizona	101	97	1,080,100	4,578	2.7
Arkansas	29	93	540,100	910	0.5
California	149	100	4,005,600	18,828	11.0
Colorado	66	97	594,200	2,317	1.4
Connecticut	24	100	468,000	2,071	1.2
Delaware	16	100	29,500	392	0.2
Florida	234	98	2,457,600	10,002	5.9
Georgia	177	95	2,346,300	6,810	4.0
Hawaii	--	--	--	--	--
Idaho	14	93	97,500	425	0.3
Illinois	131	100	3,379,700	8,576	5.0
Indiana	91	98	909,200	4,133	2.4
Iowa	35	91	2,680,100	2,918	1.7
Kansas	75	97	1,549,500	2,853	1.7
Kentucky	37	97	603,300	2,271	1.3
Louisiana	65	100	620,600	2,083	1.2
Maine	5	100	67,800	336	0.2
Maryland	32	100	1,113,500	3,464	2.0
Massachusetts	81	94	690,700	2,829	1.7
Michigan	96	100	861,300	2,595	1.5
Minnesota	156	100	1,141,900	7,129	4.2
Mississippi	83	94	834,800	2,176	1.3
Missouri	108	99	1,727,100	5,786	3.4
Montana	2	50	30,000	49	*
Nebraska	26	100	381,800	1,109	0.7
Nevada	18	100	366,300	1,184	0.7
New Hampshire	18	100	280,300	1,125	0.7
New Jersey	63	97	403,900	2,438	1.4
New Mexico	21	100	166,800	497	0.3
New York	78	99	1,947,600	8,745	5.1
North Carolina	113	96	1,013,000	3,997	2.3
North Dakota	7	100	66,000	103	0.1
Ohio	180	97	4,449,000	8,783	5.2
Oklahoma	65	98	1,041,900	2,169	1.3
Oregon	24	100	455,200	1,346	0.8
Pennsylvania	146	99	1,671,800	6,391	3.7
Rhode Island	3	100	11,000	37	*
South Carolina	118	97	710,000	3,655	2.1
South Dakota	11	100	133,500	243	0.1
Tennessee	146	97	1,662,200	4,158	2.4
Texas	366	98	5,209,400	16,925	9.9
Utah	11	100	737,900	1,021	0.6
Vermont	5	100	78,200	357	0.2
Virginia	121	97	2,480,900	6,120	3.6
Washington	36	97	372,100	1,193	0.7
West Virginia	11	100	252,000	713	0.4
Wisconsin	35	94	1,145,500	1,796	1.1
Wyoming	3	100	21,100	64	0.1
Puerto Rico	4	100	28,300	165	0.1
Totals/Average	3,525	98%	53,701,600	$ 170,586	100.0%

*Less than 0.1%

(1)Includes rental revenue for all properties owned by Realty Income at March 31, 2013, including revenue from properties reclassified as discontinued operations of $303. Excludes revenue of $21 from properties owned by Crest.

IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants’ sales volumes, increases in the consumer price index (typically subject to ceilings), or fixed increases. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Of our 3,525 properties in the portfolio, approximately 97.3% or 3,430 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We are committed to providing an enjoyable, diverse and safe working atmosphere for our employees, to upholding our responsibilities as a public company operating for the benefit of our shareholders and to being mindful of the environment.  As The Monthly Dividend Company®, we believe our primary responsibility is to provide a dividend return to our shareholders. How we manage and use the physical, human and financial resources that enable us to acquire and own the real estate, which provides us with the lease revenue to pay monthly dividends, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401K plan with a matching contribution by Realty Income; competitive vacation and time-off benefits; paid maternity leave and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report any suspicion of misconduct, by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

With respect to our vendors and tenants we apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers and competitors.

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of six independent, non-employee directors and one employee director (the Chief Executive Officer and Vice Chairman of the Board)

•                  Our Board of Directors is elected on an annual basis

•                  We employ a majority vote standard for elections

•                  Our Compensation Committee of the Board of Directors works with independent consultants, in conducting annual compensation reviews for our key executives, and compensates each individual based on reaching certain performance metrics that determine the success of our company

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document.

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters building.  With respect to other properties that we own, which are net-leased to our tenants who are responsible for maintaining the buildings, we encourage energy conservation and environmental sustainability practices wherever possible.  In our headquarters building we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day

•                  Setting fax and copier machines to “energy saver mode”

•                  Encouraging employees to use “duplex” copy mode to reduce paper usage whenever possible

•                  Employing an automated “lights out” system that is activated 24/7

•                  Programming HVAC to only operate during normal business operating hours

In addition, our headquarters building was constructed according to the State of California energy standards and we have installed solar panels on our roof to fulfill our energy requirements. All of the windows on our building are dual-paned to increase energy efficiency and reduce our carbon footprint.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations.  Recycling bins are placed in all areas where materials are regularly disposed of and at the individual desks of our employees. Cell phones, wireless devices and office equipment are recycled or donated whenever possible.  We also continue to pursue a paperless environment since this reduces costs and saves trees.  As a result, we encourage file-sharing networks and environments to produce and edit documents in order to reduce the dissemination of hard copy documents.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility, term loan, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates.

In order to mitigate and manage the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps and caps. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with favorable credit ratings.  There can be no assurance that we will be able to adequately protect against the foregoing risks or realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities.  We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of March 31, 2013.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2013	$ 24.7	6.94%	$ 0.1	2.55%
2014	62.0	6.19	0.1	2.55
2015	249.4	5.42	23.8	4.68
2016	520.5	5.39	116.8	1.28
2017	264.8	5.64	0.2	2.55
Thereafter	2,026.0	4.82	77.5	1.52

Totals(1)	$ 3,147.4	5.08%	$ 218.5	1.74%

Fair Value(2)	$ 3,450.2		$ 218.2

(1)                 Excludes net premiums recorded on mortgages payable.  The unamortized balance of these net premiums is $34.8 million at March 31, 2013.

(2)                 We base the estimated fair value of the fixed rate senior notes at March 31, 2013 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2013 on the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at March 31, 2013.

The table incorporates only those exposures that exist as of March 31, 2013. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two, have fixed interest rates. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $116.6 million at March 31, 2013, a 1% change in interest rates would change our interest costs by $1.2 million per year.

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

As of and for the quarter ended March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2013, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                      OTHER INFORMATION

Item 1.                                                  Legal Proceedings

There have been no material developments to our legal proceedings disclosure previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.                                       Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	97,238 shares of stock, at a price of $40.21, and 6,478 shares of stock, at a price of $41.33, during January 2013; and
•	469 shares of stock, at a price of $44.30, during February 2013.

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

2.2                              First Amendment to Agreement and Plan of Merger, dated as of January 6, 2013, by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on January 7, 2013 and incorporated herein by reference).

3.1                              Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference), amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on August 2, 2011 and incorporated herein by reference); and amendment No. 4 dated June 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2012 and incorporated herein by reference).

3.2                              Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company's Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), and March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference).

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

4.20                       Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.21                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

Material Contracts

10.1                       Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.2                       Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.3                       Term Loan Agreement, dated as of January 22, 2013, by and among Tau Operating Partnership, L.P. and Lenders (as defined therein) (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 23, 2013 and incorporated herein by reference).

10.4                       Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 22, 2013, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

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

Interactive Data Files

  * 101          The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: April 25, 2013	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)