Form 10-Q
period 2013-06-30
REALTY INCOME CORP
filed 2013-07-25
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013, or

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

There were 196,168,085 shares of common stock outstanding as of July 17, 2013.

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2013

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(dollars in thousands, except per share data)

	2013	2012
ASSETS	(unaudited)
Real estate, at cost:
Land	$2,539,628	$1,999,820
Buildings and improvements	6,672,354	3,920,865
Total real estate, at cost	9,211,982	5,920,685
Less accumulated depreciation and amortization	(998,079)	(897,767)
Net real estate held for investment	8,213,903	5,022,918
Real estate held for sale, net	16,808	19,219
Net real estate	8,230,711	5,042,137
Cash and cash equivalents	22,575	5,248
Accounts receivable, net	27,507	21,659
Acquired lease intangible assets, net	972,049	242,125
Goodwill	15,834	16,945
Other assets, net	146,857	115,249
Total assets	$9,415,533	$5,443,363

LIABILITIES AND EQUITY
Distributions payable	$39,280	$23,745
Accounts payable and accrued expenses	77,411	70,426
Acquired lease intangible liabilities, net	116,381	26,471
Other liabilities	29,266	26,059
Lines of credit payable	701,000	158,000
Mortgages payable, net	827,109	175,868
Term loan	70,000	-
Notes payable	2,450,000	2,550,000
Total liabilities	4,310,447	3,030,569

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	609,363	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 196,265,884 shares issued and outstanding as of June 30, 2013 and 133,452,411 shares issued and outstanding at December 31, 2012	5,329,715	2,572,092
Distributions in excess of net income	(870,199)	(768,661)
Total stockholders’ equity	5,068,879	2,412,794
Noncontrolling interests	36,207	-
Total equity	5,105,086	2,412,794
Total liabilities and equity	$9,415,533	$5,443,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2013 and 2012

(dollars in thousands, except per share data)(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
REVENUE
Rental	$182,354	$112,528	$352,104	$224,020
Other	1,965	605	3,356	858
Total revenue	184,319	113,133	355,460	224,878

EXPENSES
Depreciation and amortization	77,698	34,742	147,280	69,093
Interest	39,100	28,806	80,567	57,758
General and administrative	12,075	9,273	23,688	18,440
Property	3,283	1,746	6,899	3,668
Income taxes	722	405	1,393	810
Merger-related costs	605	-	12,635	-
Total expenses	133,483	74,972	272,462	149,769
Income from continuing operations	50,836	38,161	82,998	75,109
Income from discontinued operations	3,911	5,246	43,562	7,562
Net income	54,747	43,407	126,560	82,671
Net income attributable to noncontrolling interests	(77)	-	(86)	-
Net income attributable to the Company	54,670	43,407	126,474	82,671
Preferred stock dividends	(10,482)	(10,457)	(20,965)	(19,953)
Excess of redemption value over carrying value of preferred shares redeemed (see note 10)	-	-	-	(3,696)
Net income available to common stockholders	$44,188	$32,950	$105,509	$59,022

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.21	$0.21	$0.34	$0.39
Diluted	$0.21	$0.21	$0.34	$0.39
Net income:
Basic	$0.23	$0.25	$0.57	$0.44
Diluted	$0.23	$0.25	$0.57	$0.44
Weighted average common shares outstanding:
Basic	195,574,014	132,592,939	183,714,191	132,643,698
Diluted	196,099,610	132,828,540	184,165,700	132,785,213

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(dollars in thousands)(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,560	$82,671
Adjustments to net income:
Depreciation and amortization	147,280	69,093
Income from discontinued operations	(43,562)	(7,562)
Amortization of share-based compensation	7,498	5,550
Amortization of net premiums on mortgages payable	(4,441)	(168)
Other non-cash adjustments	-	(301)
Cash provided by discontinued operations	2,777	5,489
Change in assets and liabilities:
Accounts receivable and other assets	(2,424)	1,820
Accounts payable, accrued expenses and other liabilities	(12,255)	(659)
Net cash provided by operating activities	221,433	155,933
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties, net of cash received	(748,374)	(219,554)
Improvements to real estate, including leasing costs	(3,294)	(2,405)
Proceeds from sales of real estate:
Continuing operations	8	-
Discontinued operations	76,333	18,549
Loans receivable	(9,584)	(3,795)
Restricted escrow deposits for Section 1031 tax-deferred exchanges, pending acquisitions and other deposits	(14,448)	(6,449)
Net cash used in investing activities	(699,359)	(213,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(191,669)	(116,552)
Cash dividends to preferred stockholders	(20,965)	(18,480)
Borrowings on line of credit	1,533,200	377,400
Payments on line of credit	(990,200)	(431,200)
Principal payment on notes payable	(100,000)	-
Principal payments on mortgages	(2,674)	(10,952)
Proceeds from term loan	70,000	-
Proceeds from common stock offering, net	755,136	-
Proceeds from preferred stock offerings, net	-	395,377
Redemption of preferred stock	-	(127,500)
Repayment of line of credit, previously belonging to ARCT	(317,207)	-
Repayment of term loan, previously belonging to ARCT	(235,000)	-
Distributions to noncontrolling interests	(287)	-
Debt issuance costs	(511)	(7,058)
Proceeds from dividend reinvestment and stock purchase plan, net	1,912	1,548
Other items	(6,482)	(2,963)
Net cash provided by financing activities	495,253	59,620
Net increase in cash and cash equivalents	17,327	1,899
Cash and cash equivalents, beginning of period	5,248	4,165
Cash and cash equivalents, end of period	$22,575	$6,064

For supplemental disclosures, see note 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

We report, in discontinued operations, the results of operations of properties that have either been sold or are classified as held for sale.  Additionally, due to materiality thresholds, we have separately reported acquired lease intangible assets and liabilities, which were previously reported as a portion of other assets, net and other liabilities, net, respectively, on our consolidated balance sheets.  As a result, certain of the 2012 balances have been reclassified to conform to the 2013 presentation.

At June 30, 2013, we owned 3,681 properties, located in 49 states and Puerto Rico, containing over 58.3 million leasable square feet, along with four properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest.

2.                  Summary of Significant Accounting Policies and Procedures

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see notes 4 and 12).  We have no unconsolidated investments.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $399,000 at June 30, 2013 and $448,000 at December 31, 2012.

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

E.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Despite the issuance of ASU No. 2011-08, we elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired. During our tests for impairment of goodwill during the second quarters of 2013 and 2012, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not have an impairment on our existing goodwill in 2013 and 2012.

3.                  Supplemental Detail for Certain Components of Consolidated Balance Sheets

	June 30,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2013	2012
Loans receivable	$48,886	$35,126
Deferred financing costs on notes payable, net	27,923	29,687
Restricted escrow deposits	14,448	1,805
Notes receivable issued in connection with property sales	19,250	19,300
Prepaid expenses	13,017	9,489
Note receivable issued in connection with acquisition	8,780	8,780
Credit facility origination costs, net	7,031	8,188
Impounds related to mortgages payable	4,415	-
Deferred financing costs on mortgages payable, net	1,488	1,541
Corporate assets, net	1,157	909
Deferred financing costs on term loan, net	264	-
Other items	198	424
	$146,857	$115,249

B. Acquired lease intangible assets, net, consist of the following	June 30,	December 31,
(dollars in thousands) at:	2013	2012
Acquired in-place leases	$886,587	$235,914
Accumulated amortization of acquired in-place leases	(62,927)	(29,601)
Acquired above-market leases	158,629	40,389
Accumulated amortization of acquired above-market leases	(10,240)	(4,577)
	$972,049	$242,125

C. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2013	2012
Common stock distributions	$35,630	$20,251
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	156	-
	$39,280	$23,745

D. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2013	2012
Note interest payable	$41,790	$40,061
Accrued costs on properties under development	9,430	8,595
Mortgage interest payable	2,963	648
Other items	23,228	21,122
	$77,411	$70,426

E. Acquired lease intangible liabilities, net, consist of the	June 30,	December 31,
following (dollars in thousands) at:	2013	2012
Acquired below-market leases	$123,141	$28,975
Accumulated amortization of acquired below-market leases	(6,760)	(2,504)
	$116,381	$26,471

F. Other liabilities consist of the following (dollars in thousands)	June 30,	December 31,
at:	2013	2012
Rent received in advance	$16,809	$20,929
Preferred units issued upon acquisition of ARCT	6,750	-
Security deposits	5,707	5,130
	$29,266	$26,059

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

The acquisition of ARCT is expected to provide immediate and long-term benefits to Realty Income, including growth in the size of our real estate portfolio, diversification of industries and property type, accretion to net earnings, increase in the percentage of investment grade tenants, and larger size and scope of our company, which increases competitive advantages in the net-lease marketplace.

With this acquisition, we added 515 properties to our portfolio.  The preliminary allocation of the purchase price reflects aggregate consideration of approximately $2.1 billion, as calculated below (in thousands):

Consideration associated with equity issued (1)	$2,027,753
Cash consideration paid to previous owners of ARCT	56,216
Total preliminary purchase consideration	$2,083,969

(1) Includes the value associated with the issuance of the Tau Operating Partnership units discussed in 4.C. below.

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

Assets:
Real estate	$2,621,842
Acquired lease intangible assets	611,672
Cash and cash equivalents, accounts receivable, and other assets, net	42,334
Total Assets	3,275,848

Liabilities:
Lines of credit payable	317,207
Term loan	235,000
Mortgages payable	538,960
Acquired lease intangible liabilities	76,043
Accounts payable, accrued expenses, and other liabilities, net	24,669
Total Liabilities	1,191,879

Estimated fair value of net assets acquired	$2,083,969

The final allocation of the purchase price will be based on our assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs.  The final purchase price allocation may be significantly different from the estimates above.

Investments in Real Estate Properties. We will estimate the fair value generally by applying an income approach methodology using both direct capitalization and discounted cash flow analysis. Key assumptions include capitalization and discount rates. Our valuations will be based, in part, on valuations prepared by an independent valuation firm.

Acquired Lease Intangibles. The fair value of in-place leases will be calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability will be recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets will be based, in part, on valuations prepared by an independent valuation firm.

Debt. The fair value of debt will be estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

B.  Transaction Costs

In connection with our acquisition of ARCT, we expect to incur total merger-related transaction costs of approximately $21 million, which includes, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes. During the first six months of 2013, we incurred $12.6 million of the estimated $21 million of total merger-related transaction costs, which are included in income from continuing operations.  In 2012, we incurred $7.9 million of these total merger-related transaction costs.

C. Noncontrolling interests and preferred units

Consideration associated with equity issued includes the value of issued common and preferred partnership units issued in Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  Since the date of acquisition, Realty Income and its subsidiaries hold a 99.3% interest in the Tau Operating Partnership.

The common units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock at our option and at a conversion ratio of one to one.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the common units meet the requirements to qualify for presentation as permanent equity.  See note 12 for the change in the carrying value of these common units from January 22, 2013 through June 30, 2013.

The Tau Operating Partnership preferred units have also been recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities, net on our consolidated balance sheet.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of June 30, 2013, the preferred units have a carrying value of $6.75 million.

D.  Litigation

There have been no material developments to our legal proceedings disclosure previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

5.     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial enterprises.

A.                 Acquisitions during the First Six Months of 2013 and 2012

During the first six months of 2013, we invested $866.5 million in 206 new properties and properties under development or expansion (excluding ARCT), with an estimated initial weighted average contractual lease rate of 7.0%. The 206 new properties and properties under development or expansion are located in 35 states, will contain over 5.1 million leasable square feet, and are 100% leased with a weighted average lease term of 13.8 years. The tenants of the new properties acquired operate in 17 industries: aerospace, automotive collision services, automotive parts, convenience stores, crafts and novelties, dollar stores, drug stores, equipment services, food processing, general merchandise, health and fitness, health care, restaurants-casual dining, restaurants-quick service, sporting goods, transportation services, and wholesale clubs.

During the first six months of 2013, we also completed our acquisition of ARCT for $3.2 billion, which added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet, and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants occupying the 515 properties acquired operate in 28 industries: aerospace, apparel stores, automotive parts, automotive tire services, automotive services, consumer appliances, consumer goods, convenience stores, crafts and novelties, dollar stores, drug stores, financial services, food processing, general merchandise, government services, grocery stores, health care, home furnishings, home improvement, jewelry, other manufacturing, pet supplies and services, restaurants – casual dining, restaurants – quick service, shoe stores, telecommunications, transportation services, and wholesale clubs.  We recorded ARCT merger-related transaction costs of $12.6 million in the first six months of 2013.

Our combined total investment in real estate assets, including the ARCT acquisition, during the first six months of 2013, was $4.0 billion.  None of our investments during the first six months of 2013 caused any one tenant to be 10% or more of our total assets at June 30, 2013.

Our aggregate acquisitions, during the first six months of 2013, were allocated as follows: $553.4 million to land, $2.78 billion to buildings and improvements, $771.3 million to intangible assets, $13.7 million to other assets, net, and $93.5 million to intangible and assumed liabilities.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2013 generated total revenues of $86.0 million and income from continuing operations of $16.0 million.

The purchase price allocation for $3.9 billion of the $4.0 billion invested by us in the first six months of 2013 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2013.  In the first six months of 2013, we finalized the purchase price allocations for $106.4 million invested in the second half of 2012 and $93.0 million invested in the first six months of 2013.  There were no material changes to our consolidated income statement for the first six months of 2013 as a result of these purchase price allocation adjustments.

The estimated initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent) for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development, the initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying a predetermined capitalization rate by our projected total investment in the property, including land, construction and capitalized interest) for the first full year of each lease, divided by the total cost of the property.   Of the $4.0 billion we invested in the first six months of 2013, $18.8 million was invested in 19 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.6%.

During the first six months of 2012, we invested $221.5 million in 156 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.2%. These 156 new properties and properties under development or expansion, are located in 29 states, contain over 1.4 million leasable square feet, and are 100% leased with a weighted average lease term of 14.6 years. The tenants of these properties operate in seven industries: automotive collision services, crafts and novelties, drug stores, general merchandise, health and fitness, restaurants – quick service, and transportation services.

B.                 Acquisition Transaction Costs

Acquisition transaction costs of $818,000 were recorded to general and administrative expense on our consolidated statement of income for the six months ended June 30, 2013.  Acquisition transaction costs of $634,000 were recorded to general and administrative expense on our consolidated statement of income for the six months ended June 30, 2012.

C.                 Investments in Existing Properties

During the first six months of 2013, we capitalized costs of $3.3 million on existing properties in our portfolio, consisting of $774,000 for re-leasing costs and $2.5 million for building and tenant improvements. In comparison, during the first six months of 2012, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $698,000 for re-leasing costs and $1.7 million for building and tenant improvements.

D.                 Properties with Existing Leases

Of the $4.0 billion we invested in the first six months of 2013, approximately $3.97 billion was used to acquire 712 properties with existing leases. Associated with these 712 properties, we recorded $650.4 million as the intangible value of the in-place leases, $120.9 million as the intangible value of above-market leases and $93.5 million as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheet, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheet.  The values recorded to a majority of these intangible values, during the first six months of 2013, are based on a preliminary measurement of fair value that is subject to change.

The value of the in-place leases is amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first six months of 2013 and 2012, were $33.3 million and $6.7 million, respectively.

The value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2013 and 2012 were $1.4 million and $964,000, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at June 30, 2013 (in thousands):

	Net decrease	Increase to
	to rental	amortization
	revenue	expense
2013	$(1,763)	$40,811
2014	(3,602)	81,148
2015	(3,546)	80,271
2016	(3,535)	79,992
2017	(3,500)	78,707
Thereafter	(16,061)	462,731
Totals	$(32,007)	$823,660

E.   Pro Forma Information

The following pro forma total revenue and income from continuing operations, for the first six months of 2013 and 2012, assumes all of our property acquisitions for the first six months of 2013 occurred on January 1, 2012.  This pro forma supplemental information does not include: (1) the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions, or any strategies that management has or may consider in order to continue to efficiently manage our operations, and (2) ARCT’s historical operational costs, including general and administrative costs and property expenses.  Additionally, this information does not purport to be indicative of what our operating results would have been, had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results.  For purposes of calculating these pro-forma amounts, we assumed that merger-related costs of approximately $12.1 million, which represent the estimated merger-related costs incurred after consummation of our ARCT acquisition, occurred on January 1, 2012.  Other than the item specified above, no material, non-recurring pro-forma adjustments were included in the calculation of this information.

		Income from
	Total	continuing
Dollars in millions	revenue	operations
Supplemental pro forma for the six months ended June 30, 2013	$388.2	$105.4
Supplemental pro forma for the six months ended June 30, 2012	$341.6	$83.7

6.     Credit Facility

We have a $1 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2013, credit facility origination costs of $7.0 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At June 30, 2013, we had a borrowing capacity of $299.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $701.0 million, as compared to an outstanding balance of $158.0 million at December 31, 2012.  In July 2013, we issued $750.0 million of 4.65% senior unsecured notes due 2023, and the proceeds were used to repay all outstanding borrowings on the credit facility on July 16, 2013.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.3% during the first six months of 2013 and 1.9% during the first six months of 2012. At June 30, 2013, the effective interest rate was 1.3%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. At June 30, 2013, we remain in compliance with these covenants.

7.     Mortgages Payable

During the first six months of 2013, we assumed mortgages totaling $630.0 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. Of the $630.0 million of mortgages assumed during the first six months of 2013, approximately $608.8 million is considered non-recourse with limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property and uninsured losses.  Approximately $6.6 million has full recourse to Realty Income, and the remaining $14.6 million of the assumed debt is not guaranteed by Realty Income.  We expect to pay off the mortgages as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.

During the first six months of 2013, aggregate net premiums totaling $28.4 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $10.0 million recorded in 2012. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At June 30, 2013, we remain in compliance with these covenants.

As a result of assuming mortgages payable in the first six months of 2013 and in all of 2012, we incurred deferred financing costs of $211,000 and $1.1 million, respectively, which were classified as part of other assets, net, on our consolidated balance sheets.  The balance of these deferred financing costs was $1.5 million at June 30, 2013 and at December 31, 2012, which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2013 and December 31, 2012, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance	Balance
6/30/13	229	5.4%	3.9%	4.5	$793,217	$33,892	$827,109
12/31/12	11	5.8%	4.4%	4.8	$165,927	$9,941	$175,868

(1)   At June 30, 2013, there were 51 mortgages on 229 properties, while at December 31, 2012, there were 13 mortgages on 11 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for: (1) a $23.6 million mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current one month LIBOR plus 4.5%, not to exceed an all-in interest rate of 5.5%, (2) a $8.3 million mortgage maturing on September 3, 2021, with a floating interest rate calculated as the sum of the current one month LIBOR plus 2.4%, and (3) a $32.4 million mortgage maturing on April 10, 2017, which is fixed at 5.07% through December 28, 2015, but is reset to the greater of 4.0%, or the two-year swap rate plus 2.75% thereafter.  As part of the $8.3 million mortgage payable assumed in 2012, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.  As part of the $32.4 million mortgage payable assumed in 2013, we have the opportunity to prepay the mortgage at par on December 28, 2015, prior to the variable interest rate reset.  As part of two mortgages totaling $8.8 million and maturing on December 28, 2013, we also acquired an $8.8 million note receivable, upon which we receive interest income at a stated rate of 8.1% through December 28, 2013.

(2)   Stated interest rates ranged from 2.5% to 8.3% at June 30, 2013, while stated interest rates ranged from 2.6% to 8.3% at December 31, 2012.

(3)   Effective interest rates ranged from 2.4% to 9.3% at June 30, 2013, while effective interest rates ranged from 2.7% to 8.3% at December 31, 2012.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $33.9 million, as of June 30, 2013 (dollars in millions):

Year of
Maturity
2013	$24.3
2014	64.4
2015	125.5
2016	248.4
2017	133.0
Thereafter	197.6
Totals	$793.2

8.     Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap, which essentially fixes our per annum interest rate on the term loan at 2.15%.  As a result of entering into our term loan, we incurred deferred financing costs of $288,000, which are being amortized over the remaining term of the term loan. The net balance of these deferred financing costs was $264,000, which are classified as part of other assets, net, on our consolidated balance sheet at June 30, 2013.

9.     Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30,	December 31,
	2013	2012
5.375% notes, issued in March 2003 and due in March 2013	$-	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
	$2,450	$2,550

As of June 30, 2013, the weighted average interest rate of our notes and bonds payable was 4.97% and the weighted average remaining years until maturity was 7.5 years.

B.     Note Repayment

On their maturity date in March 2013, using proceeds from our March 2013 common stock offering and our credit line, we repaid the $100 million of outstanding 5.375% notes we issued in March 2003 at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

C.     Note Issuance

See note 23 which discusses the notes issued in July 2013.

10.     Issuance and Redemption of Preferred Stock

A.  In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs of $13.8 million, we received net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock and the balance was used to repay a portion of the borrowings under our credit facility. Beginning February 15, 2017, the Class F preferred shares are redeemable, at our option, for $25 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days. Thereafter, dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million for the first six months of 2012, representing the Class D preferred stock original issuance costs that we paid in 2004.

11.     Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share, including 2,250,000 shares purchased by the underwriters upon the exercise of their overallotment option.  After underwriting discounts and other offering costs of $36.6 million, the net proceeds of $755.1 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

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

12.     Noncontrolling Interests

In June 2013, we completed the acquisition of a portfolio of properties by issuing units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at June 30, 2013.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

The Realty Income, L.P. units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the units meet the requirements to qualify for presentation as permanent equity.

The following table represents the change in the carrying value of all noncontrolling interests, including Tau Operating Partnership units which are discussed in note 4, through June 30, 2013 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued	$13,962	$22,601	$36,563
Distributions	(345)	(97)	(442)
Allocation of net income	75	11	86
Carrying value at June 30, 2013	$13,692	$22,515	$36,207

(1)  Tau Operating partnership units issued on January 22, 2013.

(2)  Realty Income, L.P. units issued on June 27, 2013.

13.   Fair Value of Financial Assets and Liabilities

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

	Carrying value per	Estimated fair
At June 30, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.2	$20.3
Note receivable issued in connection with an acquisition	8.8	8.8
Mortgages payable assumed in connection with acquisitions	827.1	824.5
Notes payable	2,450.0	2,595.4

	Carrying value per	Estimated fair
At December 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.3	$20.5
Note receivable issued in connection with an acquisition	8.8	8.8
Mortgages payable assumed in connection with acquisitions	175.9	176.7
Notes payable	2,550.0	2,827.1

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

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our notes payable, is categorized as level 2 on the three-level valuation hierarchy.

14.   Gain on Sales of Investment Properties

During the second quarter of 2013, we sold 17 investment properties for $23.7 million, which resulted in a gain of $5.7 million.  During the first six months of 2013, we sold 34 investment properties for $83.7 million, which resulted in a gain of $44.3 million.  The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2012, we sold 14 investment properties for $15.0 million, which resulted in a gain of $3.4 million.   During the first six months of 2012, we sold 19 investment properties for $18.6 million, which resulted in a gain of $4.0 million.  The results of operations for these properties have been reclassified as discontinued operations.

15.   Discontinued Operations

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

For the second quarter of 2013, we recorded total provisions for impairment of $2.5 million on one sold property and two properties classified as held for sale in the following industries: one in the automotive service industry, one in the grocery store industry, and one in our other industries. For the first six months of 2013, we recorded total provisions for impairment of $3.0 million on seven sold properties and two properties classified as held for sale in the following industries: one in the automotive parts industry, two in the automotive service industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, one in the restaurant-casual dining industry, and one in our other industries.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2013.  For the first six months of 2012, we did not record any provisions for impairment.

Operations from 18 investment properties classified as held for sale at June 30, 2013, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Income from discontinued operations	2013	2012	2013	2012
Gain on sales of investment properties	$5,744	$3,354	$44,304	$3,965
Rental revenue	623	3,029	2,668	6,204
Other revenue	7	6	17	21
Depreciation and amortization	(196)	(896)	(520)	(1,848)
Property expenses	(36)	(443)	(491)	(1,105)
Provisions for impairment	(2,496)	-	(2,952)	-
Crest’s income from discontinued operations	265	196	536	325
Income from discontinued operations	$3,911	$5,246	$43,562	$7,562
Per common share, basic and diluted(1)	$0.02	$0.04	$0.24	$0.06

(1)  The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

16.   Distributions Paid and Payable

A.  Common Stock

We pay monthly dividends to our common stockholders. The following is a summary of the monthly dividends paid per common share for the first six months of 2013 and 2012:

Month	2013	2012
January	$0.1517500	$0.1455000
February	0.1809167	0.1455000
March	0.1809167	0.1455000
April	0.1812292	0.1458125
May	0.1812292	0.1458125
June	0.1812292	0.1458125
Total	$1.0572710	$0.8739375

At June 30, 2013, a distribution of $0.1815417 per common share was payable and was paid in July 2013.

B.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first three months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million.

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock for $25.00 per share.  As of December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25.00 per share. During each of the first six months of 2013 and 2012, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2013, a monthly dividend of $0.140625 per share was payable and was paid in July 2013.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. During the first six months of 2013, we paid six monthly dividends to holders of our Class F preferred stock totaling $0.828126 per share, or $13.5 million, and during the first six months of 2012, we paid four monthly dividends to holders of our Class F preferred stock totaling $0.5842887, or $9.1 million.  The initial March 2012 dividend on our Class F preferred stock covered 37 days.  At June 30, 2013, a monthly dividend of $0.138021 per share was payable and was paid in July 2013.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

C.  Tau Operating Partnership Common Units

As part of our acquisition of ARCT, we issued 317,022 common partnership units of Tau Operating Partnership.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income.  For the first six months of 2013, we paid five monthly distributions to holders of these common units totaling $0.905521 per unit, or $287,000, and at June 30, 2013, a monthly distribution of $0.1815417 per common unit was payable and was paid in July 2013.

D.  Realty Income, L.P. units

In June 2013, we issued 534,546 common partnership units of Realty Income, L.P. These common units are entitled to monthly distributions equivalent to the per common share amount paid to the common stockholders of Realty Income.  The first distribution of $0.1815417 per common unit was paid in July 2013.

17.   Net Income Per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average shares used for the basic net income per share computation	195,574,014	132,592,939	183,714,191	132,643,698
Weighted average of Tau Operating Partnership common units convertible to common shares	317,022	-	280,240	-
Weighted average of Realty Income, L.P. common units convertible to common shares	23,497	-	11,813	-
Incremental shares from share-based compensation	185,077	235,601	159,456	141,515
Adjusted weighted average shares used for diluted net income per share computation	196,099,610	132,828,540	184,165,700	132,785,213
Unvested shares from share-based compensation that were anti-dilutive	16,600	16,200	16,600	16,400

18.        Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $78.6 million in the first six months of 2013 and $55.7 million in the first six months of 2012.

Interest capitalized to properties under development was $369,000 in the first six months of 2013 and $277,000 in the first six months of 2012.

Cash paid for income taxes was $1.5 million in the first six months of 2013 and $818,000 in the first six months of 2012.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.   Share-based compensation expense was $7.5 million for the first six months of 2013 and was $5.6 million for the first six months of 2012.

B.  See note 15 for a discussion of impairments in discontinued operations, for the first six months of 2013.

C.  During the first six months of 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $21.0 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $76.0 million, (7) other liabilities of $24.7 million, and (8) noncontrolling interests of $14.0 million.

D.   During the first six months of 2013, we acquired mortgages payable to third-party lenders of $113.7 million and recorded $5.7 million of net premiums related to property acquisitions.

E.  During the first six months of 2013, we acquired $55.9 million of real estate through the assumption of a $32.4 million mortgage payable, the issuance of 534,546 units by Realty Income, L.P. and cash of $1.0 million.

F.  During the first six months of 2013, we acquired real estate for $7.4 million via exchanges of our properties.

G.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $836,000 at June 30, 2013, and $1.9 million at June 30, 2012.

19.   Segment Information

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2013 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2013	2012
Segment net real estate:
Automotive service	$111,551	$96,830
Automotive tire services	258,926	184,601
Beverages	308,417	310,555
Child care	59,132	61,747
Convenience stores	776,180	670,103
Dollar stores	594,380	450,566
Drug stores	895,975	159,482
Financial services	222,135	25,166
Food processing	129,611	102,964
Grocery stores	294,513	219,216
Health and fitness	404,322	330,503
Health care	203,812	4,562
Restaurants-casual dining	502,600	450,574
Restaurants-quick service	326,321	250,692
Theaters	374,524	381,123
Transportation services	599,079	130,203
Wholesale club	460,002	308,202
30 other non-reportable segments	1,709,231	905,048
Total segment net real estate	8,230,711	5,042,137

Intangible assets:
Automotive service	3,769	-
Automotive tire services	17,972	470
Beverages	3,184	3,313
Convenience stores	24,936	-
Dollar stores	45,702	12,475
Drug stores	183,107	14,885
Financial services	48,127	4,443
Food processing	27,142	21,785
Grocery stores	23,563	5,650
Health and fitness	33,981	15,056
Health care	44,346	-
Restaurants-casual dining	14,655	-
Restaurants-quick service	21,708	3,464
Theaters	26,036	28,475
Transportation services	128,050	27,997
Wholesale club	36,282	-
Other non-reportable segments	289,489	104,112

Goodwill:
Automotive service	470	471
Automotive tire services	865	865
Child care	5,190	5,276
Convenience stores	2,050	2,064
Restaurants-casual dining	2,382	2,430
Restaurants-quick service	1,166	1,176
Other non-reportable segments	3,711	4,663
Other corporate assets	196,939	142,156
Total assets	$9,415,533	$5,443,363

	Three months ended		Six months ended
	June 30,		June 30,
Revenue	2013	2012	2013	2012
Segment rental revenue:
Automotive service	$4,031	$3,713	$7,976	$7,482
Automotive tire services	6,980	5,672	13,648	11,321
Beverages	6,178	6,105	12,357	12,210
Child care	5,411	5,221	10,663	10,500
Convenience stores	20,824	19,273	41,067	38,476
Dollar stores	10,191	1,091	19,785	1,127
Drug stores	12,593	4,092	22,795	8,124
Financial services	4,091	699	7,373	1,382
Food processing	2,830	1,350	5,511	2,765
Grocery stores	5,801	4,436	11,315	8,872
Health and fitness	10,859	7,950	21,162	15,922
Health care	3,994	71	7,084	140
Restaurants-casual dining	9,895	8,317	19,341	16,895
Restaurants-quick service	7,868	6,576	15,988	13,449
Theaters	11,538	11,127	23,046	22,259
Transportation services	10,766	2,918	19,643	5,627
Wholesale club	6,104	3,025	12,074	6,051
30 other non-reportable segments	42,400	20,892	81,276	41,418
Total rental revenue	182,354	112,528	352,104	224,020
Other revenue	1,965	605	3,356	858
Total revenue	$184,319	$113,133	$355,460	$224,878

20.     Common Stock Incentive Plan

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $3.7 million during the second quarter of 2013, $2.6 million during the second quarter of 2012, $7.5 million during the first six months of 2013, and $5.6 million during the first six months of 2012.

The following table summarizes our common stock grant activity under the 2012 Plan and the previous 2003 Incentive Award Plan of Realty Income Corporation, or the 2003 Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended		For the year ended
	June 30, 2013		December 31, 2012
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	895,550	$19.94	925,526	$20.21
Shares granted	272,787	42.89	261,811	35.06
Shares vested	(324,625)	32.14	(290,877)	27.47
Shares forfeited	(2,143)	35.84	(910)	31.67
Outstanding nonvested shares, end of each period	841,569	$26.12	895,550	$19.94

(1) Grant date fair value.

During the first six months of 2013, we issued 272,787 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 25,662 vested immediately, 62,989 vest over a service period of one year, 12,000 vest over a service period of three years, and 172,136 vest over a service period of five years.

As of June 30, 2013, the remaining unamortized share-based compensation expense totaled $22.0 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 and 2003 Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first six months of 2013 or 2012.

21.   Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DSPP authorizes up to 6,000,000 common shares to be issued.  During the first six months of 2013, we issued 44,549 shares and raised approximately $2.0 million under the DSPP.  During the first six months of 2012, we issued 41,513 shares and raised approximately $1.6 million under the DSPP.  From the inception of the DSPP through June 30, 2013, we have issued 159,752 shares and raised approximately $6.2 million.

In March 2013, we updated our DSPP so that we are now paying for a majority of the plan-related fees, which were previously paid by our stockholders.

22.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2013, we have contingent payments of $3.4 million for tenant improvements and leasing costs. In addition, as of June 30, 2013, we had committed $18.4 million under construction contracts, which is expected to be paid in the next twelve months.

23.   Subsequent Events

In July 2013, we declared the following dividends, which will be paid in August 2013:

-                    $0.1815417 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested as a result of this acceleration.

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $742.7 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds will be used for other general corporate purposes and working capital, which may include additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

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

At June 30, 2013, we owned a diversified portfolio:

•                  Of 3,681 properties;

•                  With an occupancy rate of 98.2%, or 3,613 properties leased and only 68 properties available for lease;

•                  Leased to 194 different commercial enterprises doing business in 46 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 58.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,800 square feet.

Of the 3,681 properties in the portfolio, 3,664, or 99.5%, are single-tenant properties, and the remaining 17 are multi-tenant properties. At June 30, 2013, of the 3,664 single-tenant properties, 3,597 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years.

Investment Philosophy

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

We estimate that approximately 38% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At June 30, 2013, our top 15 tenants represent approximately 43% of our annualized revenue and eight of these 15 tenants have investment grade credit ratings.

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

Historically, our investment focus has primarily been on retail enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended June 30, 2013, approximately 63.9% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties will continue to perform well relative to competition from Internet-based businesses.

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

Prior to entering into any transaction, our investment professionals, assisted by our research department, conduct a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.  While we have no defined minimum credit rating or balance sheet metrics for tenants, we anticipate that a majority of our newly acquired properties will be leased to tenants that have investment grade, or implied investment grade credit ratings.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.

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

At June 30, 2013, we classified real estate with a carrying amount of $16.8 million as held for sale on our balance sheet. During the first six months of 2013, we sold 34 investment properties for $83.7 million.  For the remainder of 2013, we intend to continue our active disposition efforts to further enhance the credit quality of our real estate portfolio and anticipate exceeding $100 million in property sales for all of 2013. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 44-year policy of paying monthly dividends.  Monthly dividends per common share increased by $0.0291667 in February 2013 to $0.1809167, increased by $0.0003125 in April 2013 to $0.1812292 per share, and increased by $0.0003125 in July 2013 to $0.1815417. The increase in July 2013 was our 63rd consecutive quarterly increase and the 72nd increase in the amount of our dividend since our listing on the NYSE in 1994. In the first six months of 2013, we paid one monthly cash dividend per common share of $0.15175, two monthly cash dividends per common share in the amount of $0.1809167, and three monthly cash dividends per common share in the amount of $0.1812292, totaling $1.057271 per common share. In June 2013 and July 2013, we declared dividends of $0.1815417 per share, which were paid in July 2013 and will be paid in August 2013, respectively.

The monthly dividend of $0.1815417 per share represents a current annualized dividend of $2.1785004 per share, and an annualized dividend yield of approximately 5.2% based on the closing sale price of our common stock on the NYSE of $41.92 on June 30, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Second Quarter of 2013

During the second quarter of 2013, we invested $738.1 million in 190 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 6.8%.  The 190 new properties and properties under development or expansion are located in 32 states, will contain over 4.6 million leasable square feet and are 100% leased, with an average lease term of 13.8 years.

Acquisitions during the First Six Months of 2013

During the first six months of 2013, we invested $866.5 million in 206 new properties and properties under development or expansion (excluding American Realty Capital Trust, Inc., or ARCT), with an estimated initial weighted average contractual lease rate of 7.0%. The 206 new properties and properties under development or expansion are located in 35 states, will contain over 5.1 million leasable square feet and are 100% leased, with a weighted average lease term of 13.8 years. The tenants of the new properties acquired operate in 17 industries: aerospace, automotive collision services, automotive parts, convenience stores, crafts and novelties, dollar stores, drug stores, equipment services, food processing, general merchandise, health and fitness, health care, restaurants-casual dining, restaurants-quick service, sporting goods, transportation services, and wholesale clubs.

During the first quarter of 2013, we also completed our acquisition of ARCT for approximately $3.2 billion.  Each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of approximately 45.6 million shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the closing sale price of our common stock on January 22, 2013.  In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In connection with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable.  During the first six months of 2013, we incurred merger costs of $12.6 million and $7.9 million in 2012.  We anticipate that the total merger costs will be approximately $21 million.

The acquisition of ARCT provided immediate and long-term benefits to Realty Income, including growth in the size of our real estate portfolio, diversification of industries and property type, accretion to net earnings, increase in the percentage of investment grade tenants, and larger size and scope of our company, which increases competitive advantages in the net-lease marketplace.

Our acquisition of ARCT added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants occupying the 515 properties acquired operate in 28 industries: aerospace, apparel stores, automotive parts, automotive tire services, automotive services, consumer appliances, consumer goods, convenience stores, crafts and novelties, dollar stores, drug stores, financial services, food processing, general merchandise, government services, grocery stores, health care, home furnishings, home improvement, jewelry, other manufacturing, pet supplies and services, restaurants – casual dining, restaurants – quick service, shoe stores, telecommunications, transportation services, and wholesale clubs.

Our combined total investment in real estate assets during the first six months of 2013 was $4.0 billion.  None of our real estate investments during the first six months of 2013 caused any one tenant to be 10% or more of our total assets at June 30, 2013.

The estimated initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent) for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development, the initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying a predetermined capitalization rate by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by the total cost of the property.  Of the $4.0 billion we invested in the first six months of 2013, $18.8 million was invested in 19 properties under development or expansion, with an estimated initial weighted average contractual lease rate of 8.6%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At June 30, 2013, we had 68 properties available for lease out of 3,681 properties in our portfolio, which represents a 98.2% occupancy rate. Since December 31, 2012, when we reported 84 properties available for lease and a 97.2% occupancy rate, we:

•                  Leased 15 properties;

•                  Sold ten properties available for lease; and

•                  Have nine new properties available for lease.

During the first six months of 2013, 71 properties with expiring leases were leased to either existing or new tenants. The annual rent on these leases was $10.1 million, as compared to the previous rent on these same properties of $9.8 million. At June 30, 2013, our average annualized rental revenue was approximately $13.25 per square foot on the 3,613 leased properties in our portfolio.  At June 30, 2013, we classified 18 properties with a carrying amount of $16.8 million as held for sale on our balance sheet.

Investments in Existing Properties

In the second quarter of 2013, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $362,000 for re-leasing costs and $1.3 million for building and tenant improvements.  In the second quarter of 2012, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $431,000 for re-leasing costs and $914,000 for building and tenant improvements.

In the first six months of 2013, we capitalized costs of $3.3 million on existing properties in our portfolio, consisting of $774,000 for re-leasing costs and $2.5 million for building and tenant improvements.  In the first six months of 2012, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $698,000 for re-leasing costs and $1.7 million for building and tenant improvements. As part of our re-leasing costs, we pay leasing commissions and sometimes provide tenant rent concessions.  Leasing commissions are paid based on the commercial real estate industry standard and any rent concessions provided are minimal.  We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

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

Note Issuance

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $742.7 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for general corporate purposes, including additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

Accelerated Stock Vesting

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested as a result of this acceleration.

Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share. After underwriting discounts and other offering costs of $36.6 million, the net proceeds of $755.1 million were used to repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

In connection with our January 2013 acquisition of ARCT, we issued a total of 45,573,144 shares of our common stock to ARCT shareholders and redeemed 208,709 shares of our common stock that were previously held by ARCT.

Note Repayment

On their maturity date in March 2013, using proceeds from our March 2013 common stock offering and cash on hand, we repaid the $100 million of outstanding 5.375% notes we issued in March 2003 at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

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

Noncontrolling Interests

As consideration for two separate acquisitions during the first six months of 2013, partnership interests of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These units do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities and consolidate them in our financial statements and recorded as noncontrolling interests the partnership units held by third parties.

Issuance of Common and Preferred Units

In connection with our acquisition of ARCT in January 2013, we issued 317,022 common partnership units and 6,750 preferred partnership units.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income.  The preferred units are entitled to monthly payments at a rate of 2% per annum, or $135,000 per year.

In June 2013, we issued 534,546 common partnership units of Realty Income, L.P.  These common units are entitled to monthly distributions equivalent to the per common share amount paid to the common stockholders of Realty Income.  The first distribution of $0.1815417 per common unit was paid in July 2013.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $44.2 million in the second quarter of 2013, compared to $33.0 million in the second quarter of 2012, an increase of $11.2 million.  On a diluted per common share basis, net income was $0.23 in the second quarter of 2013, compared to $0.25 in the second quarter of 2012.

Net income available to common stockholders was $105.5 million in the first six months of 2013, compared to $59.0 million in the first six months of 2012, an increase of $46.5 million. On a diluted per common share basis, net income available to common stockholders was $0.57 in the first six months of 2013, as compared to $0.44 in the first six months of 2012.  Net income available to common stockholders in the first six months of 2013 includes $12.6 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  Net income available to common stockholders in the first six months of 2012 includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2013 were $5.7 million, as compared to $3.4 million during the second quarter of 2012.  Gains from the sale of properties during the first six months of 2013 were $44.3 million, as compared to $4.0 million during the first six months of 2012.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In the second quarter of 2013, our FFO increased by $53.3 million, or 81.7%, to $118.5 million, compared to $65.2 million in the second quarter of 2012.  On a diluted per common share basis, FFO was $0.60 in the second quarter of 2013 and $0.49 in the second quarter of 2012, an increase of 22.4%.

In the first six months of 2013, our FFO increased by $85.5 million, or 67.9%, to $211.4 million, compared to $125.9 million in the first six months of 2012. On a diluted per common share basis, FFO was $1.15 in the first six months of 2013, and $0.95 in the first six months of 2012, an increase of 21.1%.  FFO, in the first six months of 2013, includes $12.6 million of merger-related costs, which represents $0.07 on a diluted per common share basis.  FFO, in the first six months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our acquisition of ARCT.  In the second quarter of 2013, our normalized FFO increased by $54.0 million, or 82.8%, to $119.2 million, compared to $65.2 million in the second quarter of 2012.  On a diluted per common share basis, normalized FFO was $0.61 in the second quarter of 2013 and $0.49 in the second quarter of 2012, an increase of 24.5%.  In the first six months of 2013, our normalized FFO increased by $98.2 million, or 78.0%, to $224.1 million, as compared to $125.9 million in the first six months of 2012.  On a diluted per common share basis, normalized FFO was $1.22 in the first six months of 2013, as compared to $0.95 in the first six months of 2012, an increase of 28.4%.

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

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the second quarter of 2013, our AFFO increased by $49.1 million, or 73.8%, to $115.6 million, compared to $66.5 million in the second quarter of 2012.  On a diluted common share basis, AFFO was $0.59 in the second quarter of 2013, and $0.50 in the second quarter of 2012, an increase of 18.0%. In the first six months of 2013, our AFFO increased by $86.7 million, or 65.3%, to $219.5 million, compared to $132.8 million in the first six months of 2012.  On a diluted per common share basis, AFFO was $1.19 in the first six months of 2013, and $1.00 in the first six months of 2012, an increase of 19.0%.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1 billion credit facility, and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2013, our total outstanding borrowings of senior unsecured notes, term loan, mortgages payable and credit facility borrowings were $4.0 billion, or approximately 31.4% of our total market capitalization of $12.9 billion.

We define our total market capitalization at June 30, 2013 as the sum of:

•                  Shares of our common stock outstanding of 196,265,884 multiplied by the closing sales price of our common stock on the NYSE of $41.92 per share on June 30, 2013, or $8.2 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $701.0 million on our credit facility;

•                  Outstanding mortgages payable of $827.1 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $2.45 billion.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2013, we had cash and cash equivalents totaling $22.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

$1 Billion Acquisition Credit Facility

We have a $1 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At June 30, 2013, we had a borrowing capacity of $299.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $701.0 million. In July 2013, we issued $750.0 million of ten-year notes, and the proceeds were used to repay all outstanding borrowings on July 16, 2013.  The interest rate on borrowings outstanding under our credit facility, at June 30, 2013, was 1.3% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2013, we remain in compliance with these covenants.

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

Mortgage Debt

As of June 30, 2013, we had $793.2 million of mortgages payable, which were assumed in connection with our property acquisitions. Included in this amount is $516.3 million of mortgages payable assumed in connection with the ARCT acquisition.  Additionally, at June 30, 2013, we had net premiums totaling $33.9 million on these mortgages, of which $19.6 million is in connection with the ARCT acquisition.  During the first six months of 2013, we paid $2.7 million in principal payments.  As of June 30, 2013, the weighted average stated interest rate of our mortgages payable was 5.4% and the weighted average remaining years until maturity was 4.5 years.

We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so. We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2013, sorted by maturity date (dollars in millions):

June 30,
2013
5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$2,450

As of June 30, 2013, the weighted average interest rate of our notes and bonds payable was 4.97% and the weighted average remaining years until maturity was 7.5 years.  In March 2013, we repaid $100 million of our 5.375% notes, at maturity, by utilizing proceeds from our March common stock offering and our credit line.

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants. At June 30, 2013, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of June 30, 2013 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	42.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	8.8%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.1x
Maintenance of total unencumbered assets	> 150% of unsecured debt	246.3%

(1)This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our other Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group of assets since the first day of such four-quarters had in each case occurred on April 1, 2012, and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2012, nor does it purport to reflect our debt service coverage ratio for any future period.  In addition, as noted above, the debt service coverage ratio set forth under the caption “Actual” in the above table does not give effect to the issuance of the notes issued in July 2013. After the issuance in July 2013 of $750 million of 4.65% notes due in 2023, we continued to be in compliance with this covenant.  The following is our calculation of debt service coverage at June 30, 2013 (in thousands, for trailing twelve months):

Net income	$202,956
Plus: interest expense	139,494
Plus: provision for taxes	1,612
Plus: depreciation and amortization	228,165
Plus: provisions for impairment	8,091
Plus: pro forma adjustments	161,213
Less: gain on sales of investment properties	(50,212)
Income available for debt service, as defined	$691,319
Total Pro forma debt service charge	$169,160
Debt service coverage ratio	4.1

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.  Below is our calculation of fixed charges at June 30, 2013 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$691,319
Pro forma debt service charge plus preferred stock dividends	211,089
Fixed charge coverage ratio	3.3

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook to our senior notes.

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

The following table summarizes the maturity of each of our obligations as of June 30, 2013 (dollars in millions):

Table of

Obligations						Ground	Ground
						Leases	Leases
		Notes				Paid by	Paid by
Year of	Credit	and	Term	Mortgages		Realty	Our
Maturity	Facility(1)	Bonds	Loan	Payable(2)	Interest(3)	Income(4)	Tenants(5)	Other(6)	Totals
2013	$ 701.0	$ -	$ -	$ 24.3	$ 87.2	$ 0.4	$ 7.3	$ 21.8	$ 842.0
2014	-	-	-	64.4	163.4	0.8	14.4	-	243.0
2015	-	150.0	-	125.5	157.1	0.8	14.4	-	447.8
2016	-	275.0	-	248.4	132.4	0.8	14.4	-	671.0
2017	-	175.0	-	133.0	110.4	0.9	14.3	-	433.6
Thereafter	-	1,850.0	70.0	197.6	471.4	9.4	241.1	-	2,839.5
Totals	$ 701.0	$2,450.0	$70.0	$ 793.2	$ 1,121.9	$ 13.1	$ 305.9	$ 21.8	$5,476.9

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.  Since our credit facility was paid off in full on July 16, 2013 as a result of our July 2013 note offering, we have assumed a maturity date of 2013 for purposes of this schedule.

(2) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at June 30, 2013, is $33.9 million.

(3) Interest on the term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of June 30, 2013 through their respective maturity dates.

(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $18.4 million of commitments under construction contracts and $3.4 million of contingent payments for tenant improvements and leasing costs.

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

As part of our acquisition of ARCT in January 2013, we issued 6,750 partnership units.  Payments on these preferred units are made monthly in arrears at rate of 2% per annum, or $135,000 per year, and are included in interest expense.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to our common, Class E preferred and Class F preferred stockholders if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2012, our cash distributions to preferred and common stockholders totaled $275.8 million, or approximately 131.4% of our estimated taxable income of $209.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first six months of 2013, totaled $191.7 million, representing 87.3% of our adjusted funds from operations available to common stockholders of $219.5 million. In comparison, our 2012 cash distributions to common stockholders totaled $236.3 million, representing 86.2% of our adjusted funds from operations available to common stockholders of $274.2 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum federal income tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%.  In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our other taxable REIT subsidiaries) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Rental Revenue

Rental revenue was $182.4 million for the second quarter of 2013, as compared to $112.5 million for the second quarter of 2012, an increase of $69.9 million, or 62.1%.  The increase in rental revenue in the second quarter of 2013 compared to the second quarter of 2012 is primarily attributable to:

•                  The 721 properties (21.2 million square feet) acquired by Realty Income in 2013, which generated $47.7 million of rent in the second quarter of 2013;

•                  The 423 properties (10.6 million square feet) acquired by Realty Income in 2012, which generated $20.2 million of rent in the second quarter of 2013 compared to $1.5 million of rent in the second quarter of 2012, an increase of $18.7 million;

•                  Same store rents generated on 2,388 properties (20.4 million square feet) during the second quarter of 2013 and 2012, increased by $1.2 million, or 1.1%, to $109.9 million from $108.7 million;

•                  A net increase of $336,000 relating to the aggregate of (i) rental revenue from properties (168 properties comprising 1.5 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue related to 78 properties sold during 2013 and 2012, (iii) rental revenue for six properties under development, (iv) rental revenue for 24 properties re-leased with rent-free periods, and (v) lease termination settlements, which, in aggregate, totaled $2.1 million in the second quarter of 2013 compared to $1.8 million in the second quarter of 2012; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.9 million in the second quarter of 2013 as compared to the second quarter of 2012.

Rental revenue was $352.1 million for the first six months of 2013, as compared to $224.0 million for the first six months of 2012, an increase of $128.1 million, or 57.2%.  The increase in rental revenue in the first six months of 2013 compared to the first six months of 2012 is primarily attributable to:

•                  The 721 properties (21.2 million square feet) acquired by Realty Income in 2013, which generated $82.4 million of rent in the first six months of 2013;

•                  The 423 properties (10.6 million square feet) acquired by Realty Income in 2012, which generated $40.2 million of rent in the first six months of 2013 compared to $1.5 million of rent in the first six months of 2012, an increase of $38.7 million;

•                  Same store rents generated on 2,388 properties (20.4 million square feet) during the first six months of 2013 and 2012, increased by $2.8 million, or 1.3%, to $220.3 million from $217.5 million;

•                  A net increase of $233,000 relating to the aggregate of (i) rental revenue from properties (168 properties comprising 1.5 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue related to 78 properties sold during 2013 and 2012, (iii) rental revenue for six properties under development, (iv) rental revenue for 24 properties re-leased with rent-free periods, and (vi) lease termination settlements, which, in aggregate, totaled $4.08 million in the second quarter of 2013 compared to $3.85 million in the second quarter of 2012; and

•                 A net increase in straight-line rent and other non-cash adjustments to rent of $4.0 million in the first six months of 2013 as compared to the first six months of 2012.

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

Of the 3,681 properties in the portfolio at June 30, 2013, 3,664, or 99.5%, are single-tenant properties and the remaining 17 are multi-tenant properties. Of the 3,664 single-tenant properties, 3,597, or 98.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years at June 30, 2013. Of our 3,597 leased single-tenant properties, 3,284, or 91.3%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $157,000 in the second quarter of 2013, and $267,000 in the second quarter of 2012 (excluding percentage rent reclassified to discontinued operations of $8,000 in the second quarter of 2013 and $9,000 in the second quarter of 2012).  Percentage rent was $1.1 million in the first six months of 2013, and $841,000 in the first six months of 2012 (excluding percentage rent reclassified to discontinued operations of $22,000 in the first six months of 2013 and $18,000 in the first six months of 2012). Percentage rent, in the second quarter and first six months of 2013, was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2013.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2013, our portfolio of 3,681 properties was 98.2% leased with 68 properties available for lease, as compared to 84 at December 31, 2012 and 75 at June 30, 2012. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization

Depreciation and amortization was $77.7 million for the second quarter of 2013, as compared to $34.7 million for the second quarter of 2012. Depreciation and amortization was $147.3 million for the first six months of 2013, as compared to $69.1 million for the first six months of 2012. The increase in depreciation and amortization was primarily due to the acquisition of properties in 2013 and 2012, including the 515 properties acquired as part of our acquisition of ARCT, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders” and “Adjusted Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO, and AFFO.

Interest Expense

Interest expense was $39.1 million for the second quarter of 2013, as compared to $28.8 million for the second quarter of 2012. Interest expense was $80.6 million for the first six months of 2013, as compared to $57.8 million for the first six months of 2012. The increase in interest expense was primarily due to an increase in borrowings attributable to the issuance in October 2012 of our 2.00% senior unsecured notes due January 2018, the October 2012 issuance of our 3.25% senior unsecured notes due October 2022, an increase in mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest on our credit facility, term loan, notes and mortgages	$41,421	$27,522	$82,605	$55,473
Interest included in discontinued operations	(132)	(149)	(263)	(339)
Credit facility commitment fees	442	415	880	792
Amortization of credit facility origination costs and deferred financing costs	1,740	1,181	3,441	2,224
(Gain) loss on interest rate swap	(1,738)	40	(1,286)	53
Amortization of net mortgage premiums	(2,494)	(71)	(4,441)	(168)
Interest capitalized	(139)	(132)	(369)	(277)
Interest expense	$39,100	$28,806	$80,567	$57,758

	Three months ended		Six months ended
	June 30,		June 30,
Credit facility, term loan, mortgages and notes	2013	2012	2013	2012

Average outstanding balances (dollars in thousands)	$3,479,690	$1,883,041	$3,555,012	$1,902,648
Average interest rates	4.76%	5.85%	4.64%	5.83%

At June 30, 2013, the weighted average interest rate on our:

•                  Notes and bonds payable of $2.45 billion was 4.97%;

•                  Mortgages payable of $827.1 million was 3.94% (effective rate);

•                  Credit facility outstanding borrowings of $701.0 million was 1.27%;

•                  Term loan outstanding borrowings of $70.0 million was 1.39%; and

•                  Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $4.05 billion was 4.06%.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million to $12.1 million, in the second quarter of 2013, as compared to $9.3 million in the second quarter of 2012.  Included in general and administrative expenses are acquisition transaction costs (excluding ARCT) of $675,000 during the second quarter of 2013, as compared to $392,000 for the second quarter of 2013.  General and administrative expenses increased by $5.3 million to $23.7 million, in the first six months of 2013, as compared to $18.4 million in the first six months of 2013. Included in general and administrative expenses are acquisition transaction costs (excluding ARCT) of $818,000, during the first six months of 2013, as compared to $634,000 for the first six months of 2012. Even though general and administrative expenses increased, during the first six months of 2013, primarily due to increases in employee costs, and higher costs as a result of our integration of ARCT, general and administrative expenses as a percentage of total revenue decreased. In July 2013, we had 104 employees, as compared to 89 employees in July 2012.

	Three months ended		Six months ended

	June 30,		June 30,
Dollars in thousands	2013	2012	2013	2012
General and administrative expenses	$12,075	$9,273	$23,688	$18,440
Total revenue, including discontinued operations(1)	184,949	116,168	358,145	231,103
General and administrative expenses as a percentage of total revenue	6.5%	8.0%	6.6%	8.0%

(1) Excludes gain on sales and Crest net revenue.

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2013, 68 properties were available for lease, as compared to 84 at December 31, 2012 and 75 at June 30, 2012.

Property expenses were $3.3 million in the second quarter of 2013, and $1.7 million in the second quarter of 2012. Property expenses were $6.9 million in the first six months of 2013, and $3.7 million in the first six months of 2012. The increase in property expenses is primarily attributable to higher maintenance and utilities, insurance costs, and property expenses as a result of our acquisition of ARCT, partially offset by a decrease in legal fees and bad debt expense.

Income Taxes

Income taxes were $722,000 in the second quarter of 2013, as compared to $405,000 in the second quarter of 2012. Income taxes were $1.4 million in the first six months of 2013, as compared to $810,000 in the first six months of 2012. These amounts are for city and state income and franchise taxes paid by Realty Income.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $605,000 for the second quarter of 2013, and $12.6 million for the first six months of 2013.  On a diluted per common share basis, this expense represented $0.07 for the first six months of 2013.  There were no merger-related costs incurred during the first six months of 2012.

Discontinued Operations

Operations from 18 investment properties classified as held for sale at June 30, 2013, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended

	June 30,		June 30,

Income from discontinued operations	2013	2012	2013	2012
Gain on sales of investment properties	$5,744	$3,354	$44,304	$3,965
Rental revenue	623	3,029	2,668	6,204
Other revenue	7	6	17	21
Depreciation and amortization	(196)	(896)	(520)	(1,848)
Property expenses	(36)	(443)	(491)	(1,105)
Provisions for impairment	(2,496)	-	(2,952)	-
Crest’s income from discontinued operations	265	196	536	325

Income from discontinued operations	$3,911	$5,246	$43,562	$7,562
Per common share, basic and diluted(1)	$0.02	$0.04	$0.24	$0.06

(1)

The per share amounts for income from discontinued operations above and the income from continuing operations and net income reported on the consolidated statements of income have each been calculated independently.

Crest’s Assets and Property Sales

At June 30, 2013, Crest had an inventory of four properties, three of which are classified as held for investment. In addition to the four properties, Crest also held notes receivable of $18.9 million at June 30, 2013 and December 31, 2012.

During the first six months of 2013 and 2012, Crest did not buy or sell any properties and did not record any provisions for impairment.

Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2013, we sold 17 investment properties for $23.7 million, which resulted in a gain of $5.7 million.  During the first six months of 2013, we sold 34 investment properties for $83.7 million, which resulted in a gain of $44.3 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2012, we sold 14 investment properties for $15.0 million, which resulted in a gain of $3.4 million.  During the first six months of 2012, we sold 19 investment properties for $18.6 million, which resulted in a gain of $4.0 million.  The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Realty Income Investment Properties

For the second quarter of 2013, we recorded total provisions for impairment of $2.5 million on one sold property and two properties classified as held for sale.  For the first six months of 2013, we recorded total provisions for impairment of $3.0 million on six sold properties and two properties classified as held for sale.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2013. No provisions for impairment were recorded by Realty Income for the first six months of 2012.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the second quarters of 2013 and 2012, $21.0 million in the first six months of 2013, and $20.0 million in the first six months of 2012.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $44.2 million, in the second quarter of 2013, an increase of $11.2 million, as compared to $33.0 million in the second quarter of 2012.  Net income available to common stockholders was $105.5 million, in the first six months of 2013, an increase of $46.5 million as compared to $59.0 million in the first six months of 2012. Net income available to common stockholders, in the first six months of 2013, includes $12.6 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  Net income available to common stockholders, in the first six months of 2012, includes a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of investment properties, during the second quarter of 2013, were $5.7 million, as compared to $3.4 million of gains recognized during the second quarter of 2012.  Gains from the sale of investment properties, during the first six months of 2013, were $44.3 million, as compared to $4.0 million of gains recognized during the first six months of 2012.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)

FFO for the second quarter of 2013 increased by $53.3 million, or 81.7%, to $118.5 million, as compared to $65.2 million for the second quarter of 2012.  FFO for the first six months of 2013 increased by $85.5 million, or 67.9%, to $211.4 million, as compared to $125.9 million for the first six months of 2012. FFO for the first six months of 2013 includes $12.6 million for merger-related costs related to our acquisition of ARCT.  FFO for the first six months of 2012 includes a $3.7 million charge associated with the Class D preferred stock redemption in March 2012.

We define normalized FFO as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.  Normalized FFO for the second quarter of 2013 increased by $54.0 million, or 82.8%, to $119.2 million, as compared to $65.2 million for the second quarter of 2012.  Normalized FFO for the first six months of 2013 increased by $98.2 million, or 78.0%, to $224.1 million, as compared to $125.9 million for the first six months of 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income available to common stockholders	44,188	32,950	105,509	59,022
Depreciation and amortization:
Continuing operations	77,698	34,742	147,280	69,093
Discontinued operations	196	896	520	1,848
Depreciation allocated to noncontrolling interest	(220)	-	(395)	-
Depreciation of furniture, fixtures and equipment	(67)	(67)	(127)	(135)
Provisions for impairment on investment properties	2,496	-	2,952	-
Gain on sale of investment properties, discontinued operations	(5,744)	(3,354)	(44,304)	(3,965)

FFO available to common stockholders	118,547	65,167	211,435	125,863
Merger-related costs	605	-	12,635	-

Normalized FFO available to common stockholders	$119,152	$65,167	$224,070	$125,863

FFO per common share:
Basic	$0.61	$0.49	$1.15	$0.95
Diluted	$0.60	$0.49	$1.15	$0.95

Normalized FFO per common share, basic and diluted:	$0.61	$0.49	$1.22	$0.95

Distributions paid to common stockholders	$106,692	$58,360	$191,669	$116,552

Normalized FFO in excess of distributions paid to common stockholders	$12,460	$6,807	$32,401	$9,311

Weighted average number of common shares used for computation per share:
Basic	195,574,014	132,592,939	183,714,191	132,643,698
Diluted	196,099,610	132,828,540	184,165,700	132,785,213

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2013 increased by $49.1 million, or 73.8%, to $115.6 million, as compared to $66.5 million in the second quarter of 2012.   AFFO for the first six months of 2013 increased by $86.7 million, or 65.3%, to $219.5 million, as compared to $132.8 million in the first six months of 2012. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$44,188	$32,950	$105,509	$59,022
Cumulative adjustments to calculate FFO(1)	74,359	32,217	105,926	66,841
FFO available to common stockholders	118,547	65,167	211,435	125,863
Merger-related costs	605	-	12,635	-
Normalized FFO available to common stockholders	119,152	65,167	224,070	125,863
Excess of redemption value over carrying value of Class D preferred share redemption	-	-	-	3,696
Amortization of share-based compensation	3,653	2,593	7,498	5,550
Amortization of deferred financing costs(2)	1,015	609	2,021	1,226
Amortization of net mortgage premiums	(2,494)	(71)	(4,441)	(168)
(Gain) loss on interest rate swaps	(1,738)	40	(1,286)	53
Capitalized leasing costs and commissions	(361)	(431)	(774)	(698)
Capitalized building improvements	(1,255)	(914)	(2,520)	(1,707)
Other adjustments(3)	(2,408)	(494)	(5,047)	(1,022)
Total AFFO available to common stockholders	$115,564	$66,499	$219,521	$132,793

AFFO per common share, basic and diluted:	$0.59	$0.50	$1.19	$1.00

Distributions paid to common stockholders	$106,692	$58,360	$191,669	$116,552

AFFO in excess of distributions paid to common stockholders	$8,872	$8,139	$27,852	$16,241

Weighted average number of common shares used for computation per share:
Basic	195,574,014	132,592,939	183,714,191	132,643,698
Diluted	196,099,610	132,828,540	184,165,700	132,785,213

(1)                 See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO).”

(2)                 Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011 and October 2012.  Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable and the issuance of our term loan.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loan.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2013, we owned a diversified portfolio:

•                  Of 3,681 properties;

•                  With an occupancy rate of 98.2%, or 3,613 properties leased and only 68 properties available for lease;

•                  Leased to 194 different commercial enterprises doing business in 46 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 58.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,800 square feet.

At June 30, 2013, of our 3,681 properties, 3,597 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2011	2010	2009	2008	2007
Retail industries
Apparel stores	1.9%	1.7%	1.4%	1.2%	1.1%	1.1%	1.2%
Automotive collision services	0.8	1.1	0.9	1.0	1.1	1.0	1.1
Automotive parts	1.1	1.0	1.2	1.4	1.5	1.6	2.1
Automotive service	2.2	3.1	3.7	4.7	4.8	4.8	5.2
Automotive tire services	3.9	4.7	5.6	6.4	6.9	6.7	7.3
Book stores	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Child care	3.0	4.5	5.2	6.5	7.3	7.6	8.4
Consumer electronics	0.3	0.5	0.5	0.6	0.7	0.8	0.9
Convenience stores	11.4	16.3	18.5	17.1	16.9	15.8	14.0
Crafts and novelties	0.5	0.3	0.2	0.3	0.3	0.3	0.3
Dollar stores	5.6	2.2	-	-	-	-	-
Drug stores	6.9	3.5	3.8	4.1	4.3	4.1	2.7
Education	0.5	0.7	0.7	0.8	0.9	0.8	0.8
Entertainment	0.7	0.9	1.0	1.2	1.3	1.2	1.4
Equipment services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Financial services	1.7	0.2	0.2	0.2	0.2	0.2	0.2
General merchandise	1.1	0.6	0.6	0.8	0.8	0.8	0.7
Grocery stores	3.2	3.7	1.6	0.9	0.7	0.7	0.7
Health and fitness	5.9	6.8	6.4	6.9	5.9	5.6	5.1
Health care	*	-	-	-	-	-	-
Home furnishings	0.9	1.0	1.1	1.3	1.3	2.4	2.6
Home improvement	1.3	1.5	1.7	2.0	2.2	2.1	2.4
Jewelry	0.1	-	-	-	-	-	-
Motor vehicle dealerships	1.6	2.1	2.2	2.6	2.7	3.2	3.1
Office supplies	0.5	0.8	0.9	0.9	1.0	1.0	1.1
Pet supplies and services	0.9	0.6	0.7	0.9	0.9	0.8	0.9
Restaurants - casual dining	5.5	7.3	10.9	13.4	13.7	14.3	14.9
Restaurants - quick service	4.4	5.9	6.6	7.7	8.3	8.2	6.6
Shoe stores	0.1	0.1	0.2	0.1	-	-	-
Sporting goods	1.8	2.5	2.7	2.7	2.6	2.3	2.6
Theaters	6.3	9.4	8.8	8.9	9.2	9.0	9.0
Transportation services	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	3.3	3.2	0.7	-	-	-	-
Other	*	0.1	0.1	0.3	1.1	1.2	1.9
Retail industries	77.7%	86.7%	88.6%	95.4%	98.3%	98.2%	97.8%

Industry Diversification (continued)
	Percentage of Rental Revenue(1)
	For the Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2011	2010	2009	2008	2007
Non-retail industries
Aerospace	0.9	0.9	0.5	-	-	-	-
Beverages	3.4	5.1	5.6	3.0	-	-	-
Consumer appliances	0.6	0.1	-	-	-	-	-
Consumer goods	1.1	0.1	-	-	-	-	-
Crafts and novelties	0.1	-	-	-	-	-	-
Diversified industrial	0.1	0.1	-	-	-	-	-
Equipment services	0.3	0.3	0.2	-	-	-	-
Financial services	0.5	0.4	0.3	-	-	-	-
Food processing	1.6	1.3	0.7	-	-	-	-
Government services	1.5	0.1	0.1	0.1	0.1	-	-
Health care	2.2	*	*	-	-	-	-
Home furnishings	0.2	-	-	-	-	-	-
Home improvement	0.3	-	-	-	-	-	-
Insurance	0.1	*	-	-	-	-	-
Machinery	0.2	0.1	-	-	-	-	-
Other manufacturing	0.6	-	-	-	-	-	-
Packaging	1.0	0.7	0.4	-	-	-	-
Paper	0.2	0.1	0.1	-	-	-	-
Shoe stores	0.9	-	-	-	-	-	-
Telecommunications	0.7	0.8	0.7	-	-	-	-
Transportation services	5.8	2.2	1.6	-	-	-	-
Other	*	1.0	1.2	1.5	1.6	1.8	2.2
Non-retail industries	22.3%	13.3%	11.4%	4.6%	1.7%	1.8%	2.2%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*      Less than 0.1%

(1)     Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of June 30, 2013 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	June 30, 2013(1)	Revenue
Retail	3,543	36,740,700	$141,914	77.7%
Distribution	64	15,302,300	21,350	11.7
Office	36	2,277,800	9,691	5.3
Agriculture	15	184,500	5,145	2.8
Manufacturing	11	3,457,500	4,267	2.3
Industrial	12	383,200	355	0.2
Totals	3,681	58,346,000	$182,722	100.0%

(1)            Includes rental revenue for all properties owned by Realty Income at June 30, 2013, including revenue from properties reclassified as discontinued operations of $392.  Excludes revenue of $24 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at June 30, 2013 include the following:

FedEx	5.3%	Rite Aid	2.3%
LA Fitness	4.5%	Regal Cinemas	2.2%
Walgreens	4.1%	Dollar General	2.1%
Family Dollar	3.5%	CVS Pharmacy	2.0%
AMC Theatres	3.3%	The Pantry	1.9%
Diageo	3.1%	Circle K	1.8%
BJ’s Wholesale Clubs	3.0%	Walmart/Sam’s Club	1.7%
Northern Tier Energy/Super America	2.7%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 3,543 retail properties, included in our 3,681 total properties, owned by Realty Income at June 30, 2013, classified according to the business types and the level of services they provide (dollars in thousands):

	Number of	Retail Rental Revenue	Percentage of
	Retail	for the Quarter Ended	Retail Rental
Retail Industries	Properties	June 30, 2013(1)	Revenue
Tenants Providing Services
Automotive collision services	23	$1,514	1.1%
Automotive service	232	4,031	2.8
Child care	224	5,443	3.8
Education	14	841	0.6
Entertainment	9	1,199	0.9
Equipment services	2	150	0.1
Financial services	106	3,111	2.2
Health and fitness	60	10,859	7.7
Health care	23	1,870	1.3
Theaters	44	11,538	8.1
Transportation services	1	206	0.1
Other	10	74	0.1
	748	40,836	28.8
Tenants Selling Goods and Services
Automotive parts (with installation)	40	914	0.6
Automotive tire services	184	7,175	5.1
Convenience stores	781	20,738	14.6
Motor vehicle dealerships	16	2,889	2.0
Pet supplies and services	13	659	0.5
Restaurants - casual dining	326	9,365	6.6
Restaurants - quick service	396	8,037	5.7
	1,756	49,777	35.1
Tenants Selling Goods
Apparel stores	21	3,450	2.4
Automotive parts	61	1,185	0.8
Book stores	1	104	0.1
Consumer electronics	8	591	0.4
Crafts and novelties	10	1,002	0.7
Dollar stores	474	10,191	7.2
Drug stores	189	12,567	8.8
General merchandise	50	1,975	1.4
Grocery stores	64	5,813	4.1
Home furnishings	61	1,683	1.2
Home improvement	30	2,120	1.5
Jewelry	4	226	0.2
Office supplies	11	865	0.6
Shoe stores	1	168	0.1
Sporting goods	23	3,257	2.3
Wholesale clubs	31	6,104	4.3
	1,039	51,301	36.1
Total Retail Properties	3,543	$141,914	100.0%

(1)       Includes rental revenue for all retail properties owned by Realty Income at June 30, 2013, including revenue from properties reclassified as discontinued operations of $392.  Excludes revenue of $40,808 from non-retail properties and $24 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 3,597 net leased, single-tenant properties as of June 30, 2013 (dollars in thousands):

	Total Portfolio				Initial Expirations(3)			Subsequent Expirations(4)

Year	Number of Leases Expiring(1)	Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended June 30, 2013	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2013	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2013	% of Total Rental Revenue

2013	107	828,000	$ 2,642	1.5%	31	$ 977	0.6%	76	$ 1,665	0.9%
2014	155	1,074,200	3,834	2.1	53	1,753	1.0	102	2,081	1.1
2015	169	911,500	3,868	2.1	67	1,779	1.0	102	2,089	1.1
2016	187	1,110,300	4,094	2.3	119	2,492	1.4	68	1,602	0.9
2017	171	1,978,900	5,690	3.1	45	2,954	1.6	126	2,736	1.5
2018	243	3,244,300	10,022	5.5	162	7,670	4.2	81	2,352	1.3
2019	168	2,787,200	9,645	5.3	156	9,147	5.0	12	498	0.3
2020	107	3,358,200	8,238	4.5	96	7,869	4.3	11	369	0.2
2021	187	5,164,600	13,130	7.2	179	12,611	6.9	8	519	0.3
2022	209	7,563,800	14,051	7.8	201	13,794	7.6	8	257	0.2
2023	328	4,436,600	16,865	9.3	317	16,268	9.0	11	597	0.3
2024	137	2,065,500	6,145	3.4	137	6,145	3.4	-	-	0.0
2025	288	3,702,200	16,113	8.9	283	15,992	8.8	5	121	0.1
2026	232	3,326,200	11,476	6.4	229	11,394	6.3	3	82	0.1
2027	444	4,371,300	14,920	8.2	442	14,880	8.2	2	40	*
2028 - 2043	465	11,192,500	40,567	22.4	458	40,420	22.3	7	147	0.1
Totals	3,597	57,115,300	$ 181,300	100.0%	2,975	$ 166,145	91.6%	622	$ 15,155	8.4%

*	Less than 0.1%

(1)

Excludes 16 multi-tenant properties and 68 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)

Includes rental revenue of $392 from properties reclassified as discontinued operations and excludes revenue of $1,422 from 16 multi-tenant properties and from 68 vacant and unleased properties at June 30, 2013. Excludes revenue of $24 from four properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.

(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2013 (dollars in thousands):

				Rental Revenue
			Approximate	for the Quarter	Percentage of
	Number of	Percent	Leasable	Ended	Rental
State	Properties	Leased	Square Feet	June 30, 2013 (1)	Revenue

Alabama	88	97%	665,800	$2,545	1.4%
Alaska	2	100	128,500	307	0.2
Arizona	105	97	1,141,000	4,895	2.7
Arkansas	30	93	559,200	1,122	0.6
California	148	100	3,998,100	19,288	10.6
Colorado	67	99	729,200	2,474	1.4
Connecticut	24	100	468,000	2,107	1.2
Delaware	16	100	29,500	418	0.2
Florida	239	99	2,564,000	10,322	5.6
Georgia	180	96	2,396,400	7,259	4.0
Hawaii	--	--	--	--	--
Idaho	13	100	91,800	473	0.3
Illinois	140	100	3,463,000	9,493	5.2
Indiana	96	98	978,500	4,274	2.3
Iowa	34	91	2,675,600	3,026	1.7
Kansas	76	100	1,564,400	3,105	1.7
Kentucky	39	97	754,500	2,668	1.5
Louisiana	66	100	756,500	2,268	1.2
Maine	9	100	126,400	489	0.3
Maryland	32	100	1,113,500	3,715	2.0
Massachusetts	82	94	723,900	3,117	1.7
Michigan	101	100	923,200	2,866	1.6
Minnesota	155	100	1,152,000	7,198	3.9
Mississippi	90	96	1,233,900	2,274	1.2
Missouri	122	99	2,311,000	6,466	3.5
Montana	2	50	30,000	3	*
Nebraska	26	100	381,800	1,253	0.7
Nevada	19	100	372,400	1,189	0.7
New Hampshire	19	100	295,000	1,187	0.6
New Jersey	63	97	403,900	2,608	1.4
New Mexico	24	100	182,500	516	0.3
New York	80	99	1,970,300	9,942	5.4
North Carolina	119	97	1,105,200	4,284	2.3
North Dakota	7	100	66,000	117	0.1
Ohio	188	97	4,689,700	9,977	5.5
Oklahoma	110	100	1,448,800	2,330	1.3
Oregon	24	100	455,200	1,517	0.8
Pennsylvania	149	99	1,712,600	6,988	3.8
Rhode Island	3	100	11,000	37	*
South Carolina	121	97	776,800	3,949	2.2
South Dakota	11	100	133,500	263	0.1
Tennessee	148	97	1,921,300	4,649	2.5
Texas	382	98	6,523,300	17,472	9.6
Utah	11	100	731,000	1,191	0.7
Vermont	5	100	78,200	432	0.2
Virginia	122	97	2,488,900	6,285	3.4
Washington	38	100	404,000	1,268	0.7
West Virginia	11	100	252,000	864	0.5
Wisconsin	38	95	1,315,300	1,956	1.1
Wyoming	3	100	21,100	63	*
Puerto Rico	4	100	28,300	213	0.1
Totals\Average	3,681	98%	58,346,000	$182,722	100.0%

*          Less than 0.1%

(1)       Includes rental revenue for all properties owned by Realty Income at June 30, 2013, including revenue from properties reclassified as discontinued operations of $392.  Excludes revenue of $24 from properties owned by Crest.

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

Of our 3,681 properties in the portfolio, approximately 97.7% or 3,597 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of June 30, 2013.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2013	$23.5	6.98%	$701.8	1.27%
2014	62.5	6.19%	1.9	4.85%
2015	250.0	5.42%	25.6	4.71%
2016	521.1	5.39%	2.3	4.88%
2017	281.8	5.68%	26.1	5.05%
Thereafter	2,040.1	4.83%	77.5	1.51%

Totals (1)	$3,179.0	5.09%	$835.2	1.54%

Fair Value (2)	$3,356.5		$834.4

(1)       Excludes net premiums recorded on mortgages payable.  The unamortized balance of these net premiums is $33.9 million at June 30, 2013.

(2)       We base the estimated fair value of the fixed rate senior notes at June 30, 2013 on the indicative market prices and recent trading activity of our notes payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2013 on the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at June 30, 2013.

The table incorporates only those exposures that exist as of June 30, 2013. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two, have fixed interest rates. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $701.0 million at June 30, 2013, a 1% change in interest rates would change our interest costs by $7.0 million per year.

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

As of and for the quarter ended June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2013, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  6,837 shares of stock, at a price of $49.67, during April 2013; and

•                  5,133 shares of stock, at a price of $52.03, during May 2013.

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

4.2                              Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on November 24, 2003 and incorporated herein by reference).

4.3                              Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on November 24, 2003 and incorporated herein by reference).

4.4                              Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.5                              Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.6                              Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.7                              Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.8                              Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2006 and incorporated herein by reference).

4.9                              Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 18, 2006 and incorporated herein by reference).

4.10                       Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 5, 2007 and incorporated herein by reference).

4.11                       Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 5, 2007 and incorporated herein by reference).

4.12                       Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

4.13                       Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

4.14                       Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

4.15                       Form of Preferred Stock Certificate representing the 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

4.16                       Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

4.17                       Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “2.000% Notes due 2018” and establishing a series of securities entitled “3.250% Notes due 2022” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.18                       Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.19                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.20                       Officers’ Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.21                       Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

Material Contracts

10.1                       The First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 3, 2013 and incorporated herein by reference).

10.2                       Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

10.3                       Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

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

Interactive Data Files

* 101                  The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 25, 2013	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)