Form 10-Q
period 2013-09-30
REALTY INCOME CORP
filed 2013-10-31
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013, or

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

There were 196,347,147 shares of common stock outstanding as of October 24, 2013.

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(dollars in thousands, except per share data)

	2013	2012
ASSETS	(unaudited)
Real estate, at cost:
Land	$2,753,192	$1,999,820
Buildings and improvements	7,002,560	3,920,865
Total real estate, at cost	9,755,752	5,920,685
Less accumulated depreciation and amortization	(1,051,950)	(897,767)
Net real estate held for investment	8,703,802	5,022,918
Real estate held for sale, net	17,276	19,219
Net real estate	8,721,078	5,042,137
Cash and cash equivalents	9,960	5,248
Accounts receivable, net	32,169	21,659
Acquired lease intangible assets, net	955,893	242,125
Goodwill	15,739	16,945
Other assets, net	146,088	115,249
Total assets	$9,880,927	$5,443,363

LIABILITIES AND EQUITY
Distributions payable	$39,359	$23,745
Accounts payable and accrued expenses	69,299	70,426
Acquired lease intangible liabilities, net	137,693	26,471
Other liabilities	38,792	26,059
Lines of credit payable	468,400	158,000
Mortgages payable, net	811,058	175,868
Term loan	70,000	-
Notes payable	3,200,000	2,550,000
Total liabilities	4,834,601	3,030,569

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share,
69,900,000 shares authorized and 25,150,000 shares issued and
outstanding as of September 30, 2013 and December 31, 2012	609,363	609,363
Common stock and paid in capital, par value $0.01 per share,
370,100,000 shares authorized, 196,334,470 shares issued and outstanding as of September 30, 2013 and 133,452,411 shares issued
and outstanding at December 31, 2012	5,333,761	2,572,092
Distributions in excess of net income	(932,876)	(768,661)
Total stockholders’ equity	5,010,248	2,412,794
Noncontrolling interests	36,078	-
Total equity	5,046,326	2,412,794
Total liabilities and equity	$9,880,927	$5,443,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2013 and 2012

(dollars in thousands, except per share data)(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUE
Rental	$195,429	$116,795	$543,557	$339,598
Other	3,875	354	6,841	1,211
Total revenue	199,304	117,149	550,398	340,809

EXPENSES
Depreciation and amortization	80,869	37,039	221,603	105,828
Interest	49,703	29,720	130,271	87,477
General and administrative	16,628	9,335	40,316	27,775
Property	5,898	1,532	12,735	5,156
Income taxes	671	405	2,063	1,215
Merger-related costs	240	5,495	12,875	5,495
Total expenses	154,009	83,526	419,863	232,946
Income from continuing operations	45,295	33,623	130,535	107,863
Income from discontinued operations	6,612	3,835	51,115	12,266
Net income	51,907	37,458	181,650	120,129
Net income attributable to noncontrolling interests	(336)	-	(422)	-
Net income attributable to the Company	51,571	37,458	181,228	120,129
Preferred stock dividends	(10,482)	(10,482)	(31,447)	(30,435)
Excess of redemption value over carrying value of preferred shares redeemed (see note 10)	-	-	-	(3,696)
Net income available to common stockholders	$41,089	$26,976	$149,781	$85,998

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.18	$0.17	$0.53	$0.56
Diluted	$0.18	$0.17	$0.53	$0.56
Net income:
Basic	$0.21	$0.20	$0.80	$0.65
Diluted	$0.21	$0.20	$0.80	$0.65
Weighted average common shares outstanding:
Basic	195,768,298	132,764,877	187,805,222	132,731,984
Diluted	196,619,866	132,931,813	188,399,848	132,845,970

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2013 and 2012

(dollars in thousands)(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,650	$120,129
Adjustments to net income:
Depreciation and amortization	221,603	105,828
Income from discontinued operations	(51,115)	(12,266)
Amortization of share-based compensation	14,235	7,780
Non-cash rental revenue adjustments	(3,862)	(2,096)
Amortization of net premiums on mortgages payable	(6,959)	(278)
Amortization of deferred financing costs	6,682	4,759
Other non-cash adjustments	—	(301)
Cash provided by discontinued operations	5,257	9,984
Change in assets and liabilities:
Accounts receivable and other assets	1,481	3,594
Accounts payable, accrued expenses and other liabilities	(23,305)	(28,605)
Net cash provided by operating activities	345,667	208,528
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties, net of cash received	(1,286,384)	(650,627)
Improvements to real estate, including leasing costs	(5,902)	(4,501)
Proceeds from sales of real estate:
Continuing operations	8	23
Discontinued operations	98,768	34,283
Loans receivable	(10,551)	—
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(7,344)	(4,753)
Net cash used in investing activities	(1,211,405)	(625,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(298,544)	(175,719)
Cash dividends to preferred stockholders	(31,447)	(28,962)
Borrowings on line of credit	2,096,300	908,000
Payments on line of credit	(1,785,900)	(536,400)
Proceeds from notes payable issued	750,000	—
Principal payment on notes payable	(100,000)	—
Principal payments on mortgages payable	(16,207)	(11,171)
Proceeds from term loan	70,000	—
Proceeds from common stock offering, net	755,085	—
Proceeds from preferred stock offerings, net	—	395,377
Redemption of preferred stock	—	(127,500)
Repayment of ARCT line of credit	(317,207)	—
Repayment of ARCT term loan	(235,000)	—
Distributions to noncontrolling interests	(751)	—
Debt issuance costs	(9,150)	(7,069)
Proceeds from dividend reinvestment and stock purchase plan, net	3,827	2,159
Other items	(10,556)	(3,039)
Net cash provided by financing activities	870,450	415,676
Net increase (decrease) in cash and cash equivalents	4,712	(1,371)
Cash and cash equivalents, beginning of period	5,248	4,165
Cash and cash equivalents, end of period	$9,960	$2,794

For supplemental disclosures, see note 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

We report, in discontinued operations, the results of operations of properties that have either been sold or are classified as held for sale.  As a result, certain of the 2012 balances have been reclassified on our consolidated statements of income and statements of cash flows to conform to the 2013 presentation.  Due to the significance of recent acquisitions, we have separately reported acquired lease intangible assets and liabilities, which were previously reported in 2012 as a portion of other assets, net and other liabilities, net, respectively, on our consolidated balance sheets.

At September 30, 2013, we owned 3,866 properties, located in 49 states and Puerto Rico, containing over 61.2 million leasable square feet.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $417,000 at September 30, 2013 and $448,000 at December 31, 2012.

D.  We allocate a portion of goodwill to our property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for allocating goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time.

E.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Despite the issuance of ASU No. 2011-08, we elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired. During our tests for impairment of goodwill during the second quarters of 2013 and 2012, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not have an impairment on our existing goodwill in 2013 and 2012.

3.         Supplemental Detail for Certain Components of Consolidated Balance Sheets

	September 30,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2013	2012
Loans receivable	$48,736	$35,126
Deferred financing costs on notes payable, net	35,422	29,687
Notes receivable issued in connection with property sales	19,176	19,300
Prepaid expenses	11,323	9,489
Note receivable issued in connection with acquisition	8,780	8,780
Restricted escrow deposits	7,344	1,805
Credit facility origination costs, net	6,399	8,188
Impounds related to mortgages payable	5,325	-
Deferred financing costs on mortgages payable, net	1,346	1,541
Corporate assets, net	1,213	909
Deferred financing costs on term loan, net	263	-
Other items	761	424
	$146,088	$115,249

B. Acquired lease intangible assets, net, consist of the following	September 30,	December 31,
(dollars in thousands) at:	2013	2012
Acquired in-place leases	$832,583	$235,914
Accumulated amortization of acquired in-place leases	(75,955)	(29,601)
Acquired above-market leases	215,532	40,389
Accumulated amortization of acquired above-market leases	(16,267)	(4,577)
	$955,893	$242,125

C. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2013	2012
Common stock distributions	$35,704	$20,251
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	161	-
	$39,359	$23,745

D. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2013	2012
Notes payable - interest payable	$27,877	$40,061
Accrued costs on properties under development	11,556	8,595
Mortgages payable - accrued interest payable	3,007	648
Other items	26,859	21,122
	$69,299	$70,426

E. Acquired lease intangible liabilities, net, consist of the	September 30,	December 31,
following (dollars in thousands) at:	2013	2012
Acquired below-market leases	$145,638	$28,975
Accumulated amortization of acquired below-market leases	(7,945)	(2,504)
	$137,693	$26,471

F. Other liabilities consist of the following	September 30,	December 31,
(dollars in thousands) at:	2013	2012
Rent received in advance	$26,007	$20,929
Preferred units issued upon acquisition of ARCT	6,750	-
Security deposits	6,035	5,130
	$38,792	$26,059

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

The acquisition of ARCT is expected to provide immediate and long-term benefits to Realty Income, including accretion to net earnings, growth in the size of our real estate portfolio, diversification of industries and property type, increase in the percentage of investment grade tenants, and larger size and scope of our Company, which increases competitive advantages in the net-lease marketplace.

With this acquisition, we added 515 properties to our portfolio.  The preliminary allocation of the purchase price reflects aggregate consideration of approximately $2.1 billion, as calculated below (in thousands):

Consideration associated with equity issued (1)	$2,027,753
Cash consideration paid to previous owners of ARCT	56,216
Total purchase consideration	$2,083,969

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

Assets:
Real estate	$2,672,053
Acquired lease intangible assets	562,339
Cash and cash equivalents, accounts receivable, and other assets, net	42,275
Total Assets	3,276,667

Liabilities:
Lines of credit payable	317,207
Term loan	235,000
Mortgages payable	538,960
Acquired lease intangible liabilities	78,711
Accounts payable, accrued expenses, and other liabilities, net	22,820
Total Liabilities	1,192,698

Estimated fair value of net assets acquired	$2,083,969

The final allocation of the purchase price will be based on our assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs.  The final purchase price allocation may be different from the estimates above.  Measurement period adjustments were made to the first two quarters of 2013 to adjust preliminary real estate values to reflect new information obtained about facts and circumstances that existed as of the acquisition date.  We consider these measurement period adjustments to be immaterial to our consolidated financial statements.

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

B.  Transaction Costs

In connection with our acquisition of ARCT, we expect to incur total merger-related transaction costs of approximately $21 million, which include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes. During the first nine months of 2013, we incurred $12.9 million of the estimated $21 million of total merger-related transaction costs, which are included in income from continuing operations.  In 2012, we incurred $7.9 million of these total merger-related transaction costs.

C. Noncontrolling interests and preferred units

Consideration associated with equity issued includes the value of common and preferred partnership units issued in Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  Since the date of acquisition, Realty Income and its subsidiaries hold a 99.3% interest in the Tau Operating Partnership.

The common units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock at our option and at a conversion ratio of one to one.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the common units meet the requirements to qualify for presentation as permanent equity.  See note 12 for the change in the carrying value of these common units from January 22, 2013 through September 30, 2013.

The Tau Operating Partnership preferred units have also been recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheet.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of September 30, 2013, the preferred units have a carrying value of $6.75 million.

D.  Litigation

See note 23 for a discussion of certain legal proceedings related to our acquisition of ARCT.

5.     Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial enterprises.

A.                 Acquisitions during the First Nine Months of 2013 and 2012

During the first nine months of 2013, we invested $1.37 billion in 407 new properties and properties under development or expansion (excluding ARCT), with an estimated initial weighted average contractual lease rate of 7.0%. The 407 new properties and properties under development or expansion are located in 40 states, will contain over 8.0 million leasable square feet, and are 100% leased with a weighted average lease term of 14.1 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 84.1% retail, 10.4% office, 3.1% industrial and distribution, and 2.4% manufacturing, based on rental revenue.

During the first nine months of 2013, we also completed our acquisition of ARCT for $3.2 billion, which added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet, and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants, occupying the 515 properties acquired, operate in 28 industries and the property types consist of 53.5% retail, 32.0% industrial and distribution, and 14.5% office, based on rental revenue.  We recorded ARCT merger-related transaction costs of $12.9 million in the first nine months of 2013.

Our combined total investment in real estate assets, including the ARCT acquisition, during the first nine months of 2013, was $4.52 billion.  None of our investments, during the first nine months of 2013, caused any one tenant to be 10% or more of our total assets at September 30, 2013.

Additionally, in September 2013, we purchased a property for $45.4 million in San Diego, California, which will serve as our new corporate headquarters. We plan on relocating to this facility during the second half of 2014.

The $4.52 billion invested during the first nine months of 2013, was allocated as follows: $769.4 million to land, $3.10 billion to buildings and improvements, $765.3 million to intangible assets related to leases, $13.5 million to other assets, net, and $143.4 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2013 generated total revenues of $148.1 million and income from continuing operations of $36.0 million.

The purchase price allocation for $3.43 billion of the $4.52 billion invested by us in the first nine months of 2013 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2013.  In the first nine months of 2013, we finalized the purchase price allocations for $106.4 million invested in the second half of 2012 and $1.09 billion invested in the first nine months of 2013.  There were no material changes to our consolidated financial statements as a result of the finalization of these purchase price allocations.

During the first nine months of 2012, we invested $717.6 million in 245 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.1%. These 245 new properties and properties under development or expansion, are located in 34 states, contain over 7.0 million leasable square feet, and are 100% leased with a weighted average lease term of 13.7 years. The tenants occupying the new properties operate in 20 industries and the property types consist of 77.0% retail, 16.4% industrial and distribution, 5.4% manufacturing, and 1.2% office, based on rental revenue.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income which, in the case of a net-leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying the capitalization rate determined by the lease by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by such projected total investment in the property.  Of the $4.52 billion we invested in the first nine months of 2013, $28.8 million was invested in 19 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.                 Acquisition Transaction Costs

Acquisition transaction costs of $1.7 million and $1.4 million, respectively, were recorded to general and administrative expense on our consolidated statements of income for the nine months ended September 30, 2013, and September 30, 2012.

C.                 Investments in Existing Properties

During the first nine months of 2013, we capitalized $5.9 million of costs on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs and $4.8 million for building and tenant improvements. In comparison, during the first nine months of 2012, we capitalized $4.5 million of costs on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs and $3.3 million for building and tenant improvements.

D.                 Properties with Existing Leases

Of the $4.52 billion we invested in the first nine months of 2013, approximately $4.25 billion was used to acquire 756 properties with existing leases. Associated with these 756 properties, we recorded $596.4 million as the intangible value of the in-place leases, $177.8 million as the intangible value of above-market leases and $116.0 million as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheet, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheet.  The values recorded to a majority of these intangible values, during the first nine months of 2013, are based on a preliminary measurement of fair value that is subject to change.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first nine months of 2013 and 2012, were $46.4 million and $10.3 million, respectively.

The values of the above-market and below-market leases are amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases, for the first nine months of 2013 and 2012, were $6.2 million and $1.4 million, respectively.

If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at September 30, 2013 (in thousands):

	Net decrease	Increase to
	to rental	amortization
	revenue	expense
2013	$(2,419)	$19,092
2014	(9,771)	75,917
2015	(9,614)	72,436
2016	(9,469)	70,236
2017	(9,447)	69,239
Thereafter	(20,852)	449,708
Totals	$(61,572)	$756,628

E.   Pro Forma Information

The following pro forma total revenue and income from continuing operations, for the first nine months of 2013 and 2012, assumes all of our property acquisitions, including ARCT, for the first nine months of 2013 occurred on January 1, 2012.  This pro forma supplemental information does not include: (1) the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions, or any strategies that management has or may consider in order to continue to efficiently manage our operations, and (2) ARCT’s historical operational costs, including general and administrative costs and property expenses.  Additionally, this information does not purport to be indicative of what our operating results would have been, had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results.  For purposes of calculating these pro-forma amounts, we assumed that merger-related costs of approximately $12.4 million, which represent the estimated merger-related costs incurred after consummation of our ARCT acquisition, occurred on January 1, 2012.  Other than the item specified above, no material, non-recurring pro-forma adjustments were included in the calculation of this information.

		Income from
	Total	continuing
Dollars in millions	revenue	operations
Supplemental pro forma for the nine months ended September 30, 2013	$606.1	$166.0
Supplemental pro forma for the nine months ended September 30, 2012	$540.1	$146.1

6.     Credit Facility

We have a $1 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  On October 29, 2013, our credit facility was increased by $500 million to $1.5 billion and the available borrowing capacity under our acquisition credit facility was approximately $1.4 billion, after expansion of the credit facility and paying down borrowings with proceeds from our stock offering in October 2013 (see note 23).  All other material business terms of the credit facility remain unchanged.

At September 30, 2013, credit facility origination costs of $6.4 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1 billion credit facility.

At September 30, 2013, we had a borrowing capacity of $531.6 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $468.4 million, as compared to an outstanding balance of $158.0 million at December 31, 2012.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.3%, during the first nine months of 2013, and 1.6% during the first nine months of 2012. At September 30, 2013, the effective interest rate was 1.3%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. At September 30, 2013, we remain in compliance with these covenants.

7.     Mortgages Payable

During the first nine months of 2013, we assumed mortgages totaling $630.0 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. Of the $630.0 million of mortgages assumed during the first nine months of 2013, approximately $608.8 million is considered non-recourse with limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property and uninsured losses.  Approximately $6.6 million has full recourse to Realty Income, and the remaining $14.6 million of the assumed debt is not guaranteed by and is non-recourse to Realty Income.  We expect to pay off the mortgages as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.  In August 2013, we repaid one mortgage in full for $11.7 million.

During the first nine months of 2013, aggregate net premiums totaling $28.4 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $7.1 million recorded in 2012. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At September 30, 2013, we remain in compliance with these covenants.

As a result of assuming mortgages payable, we incurred deferred financing costs of $211,000 in the first nine months of 2013 and $1.1 million in all of 2012, which are classified as part of other assets, net, on our consolidated balance sheets.  The balance of these deferred financing costs was $1.3 million at September 30, 2013 and $1.5 million at December 31, 2012 which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of September 30, 2013, and December 31, 2012, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance	Balance
9/30/13	229	5.4%	4.0%	4.1	$779,684	$31,373	$811,058
12/31/12	11	5.8%	4.4%	4.8	$165,927	$9,941	$175,868

(1) At September 30, 2013, there were 50 mortgages on 229 properties, while at December 31, 2012, there were 13 mortgages on 11 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for: (1) a $23.6 million mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current one month LIBOR plus 4.5%, not to exceed an all-in interest rate of 5.5%, (2) a $8.3 million mortgage maturing on September 3, 2021, with a floating interest rate calculated as the sum of the current one month LIBOR plus 2.4%, and (3) a $32.4 million mortgage maturing on April 10, 2017, which is fixed at 5.07% through December 28, 2015, but is reset to the greater of 4.0%, or the two-year swap rate plus 2.75% thereafter.  As part of the $8.3 million mortgage payable assumed in 2012, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.  As part of the $32.4 million mortgage payable assumed in 2013, we have the opportunity to prepay the mortgage at par on December 28, 2015, prior to the variable interest rate reset.  As part of two mortgages totaling $8.8 million and maturing on December 28, 2013, we also acquired an $8.8 million note receivable, upon which we receive interest income at a stated rate of 8.1% through December 28, 2013.

(2) Stated interest rates ranged from 2.5% to 8.3% at September 30, 2013, while stated interest rates ranged from 2.6% to 8.3% at December 31, 2012.

(3) Effective interest rates ranged from 2.4% to 9.2% at September 30, 2013, while effective interest rates ranged from 2.7% to 8.3% at December 31, 2012.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $31.4 million, as of September 30, 2013 (dollars in millions):

Year of
Maturity
2013	$10.7
2014	64.4
2015	125.5
2016	248.4
2017	133.1
Thereafter	197.6
Totals	$779.7

8.     Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap, which essentially fixes our per annum interest rate on the term loan at 2.15%.  The interest rate swap has a nominal value at September 30, 2013. As a result of entering into our term loan, we incurred deferred financing costs of $303,000, which are being amortized over the remaining term of the term loan. The net balance of these deferred financing costs was $263,000, which are classified as part of other assets, net, on our consolidated balance sheet at September 30, 2013.

9.     Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30,	December 31,
	2013	2012
5.375% notes, issued in March 2003 and repaid in March 2013	$-	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	-
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
	$3,200	$2,550

As of September 30, 2013, the weighted average interest rate of our notes and bonds payable was 4.9% and the weighted average remaining years until maturity was 7.9 years.

B.    Note Repayment

In March 2013, we repaid the $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

C.     Note Issuance

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $741.4 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

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

B.  We redeemed all of the 5.1 million shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million for the first nine months of 2012, representing the Class D preferred stock original issuance costs that we paid in 2004.

11.   Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share, including 2,250,000 shares purchased by the underwriters upon the exercise of their overallotment option.  After underwriting discounts and other offering costs of $36.7 million, the net proceeds of $755.1 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

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

12.   Noncontrolling Interests

In June 2013, we completed the acquisition of a portfolio of properties by issuing units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a

2.2% ownership in Realty Income, L.P. at September 30, 2013.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

The Realty Income, L.P. units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the units meet the requirements to qualify for presentation as permanent equity.

The following table represents the change in the carrying value of all noncontrolling interests, including Tau Operating Partnership units which are discussed in note 4, through September 30, 2013 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued	$13,962	$22,600	$36,562
Distributions	(518)	(388)	(906)
Allocation of net income	153	269	422
Carrying value at September 30, 2013	$13,597	$22,481	$36,078

(1)	Tau Operating Partnership units issued on January 22, 2013.
(2)	Realty Income, L.P. units issued on June 27, 2013.

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

	Carrying value per	Estimated fair
At September 30, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.2	$21.1
Note receivable issued in connection with an acquisition	8.8	8.8
Mortgages payable assumed in connection with acquisitions	811.1	798.1
Notes payable	3,200.0	3,369.1

	Carrying value per	Estimated fair
At December 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.3	$20.5
Note receivable issued in connection with an acquisition	8.8	8.8
Mortgages payable assumed in connection with acquisitions	175.9	176.7
Notes payable	2,550.0	2,827.1

The estimated fair values of our notes receivable, issued in connection with property sales or acquired in connection with an acquisition, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values, related to our notes receivable and mortgages payable, is categorized as level three on the three-level valuation hierarchy.

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our notes payable, is categorized as level two on the three-level valuation hierarchy.

14.   Gain on Sales of Investment Properties

During the third quarter of 2013, we sold 19 investment properties for $22.4 million, which resulted in a gain of $6.2 million.  During the first nine months of 2013, we sold 53 investment properties for

$106.1 million, which resulted in a gain of $50.5 million.  The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the third quarter of 2012, we sold 11 investment properties for $15.8 million, which resulted in a gain of $2.0 million.   During the first nine months of 2012, we sold 30 investment properties for $34.3 million, which resulted in a gain of $6.0 million.  The results of operations for these properties have been reclassified as discontinued operations.

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

For the third quarter of 2013, we recorded total provisions for impairment of $76,000 on one sold property in the restaurant-casual dining industry.  For the first nine months of 2013, we recorded total provisions for impairment of $3.0 million on seven sold properties, and two properties classified as held for sale, in the following industries: one in the automotive parts industry, two in the automotive service industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, and two in the restaurant-casual dining industry.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2012, we recorded total provisions for impairment of $667,000 on two properties, one in the convenience store industry and one in the automotive tire services industry, both of which were sold during 2012.

Operations from 22 Realty Income investment properties and two owned by our wholly owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, investment properties classified as held for sale at September 30, 2013, plus properties previously sold, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
Income from discontinued operations	2013	2012	2013	2012
Gain on sales of investment properties	$6,163	$2,045	$50,467	$6,010
Rental revenue	789	3,480	4,618	10,902
Other revenue	7	45	414	66
Depreciation and amortization	(387)	(834)	(1,436)	(2,971)
Property expenses	(136)	(459)	(665)	(1,579)
Provisions for impairment	(76)	(667)	(3,028)	(667)
Crest’s income from discontinued operations	252	225	745	505
Income from discontinued operations	$6,612	$3,835	$51,115	$12,266
Per common share, basic and diluted	$0.03	$0.03	$0.27	$0.09

16.   Distributions Paid and Payable

A.  Common Stock

We pay monthly dividends to our common stockholders. The following is a summary of the monthly dividends paid per common share for the first nine months of 2013 and 2012:

Month	2013	2012
January	$0.1517500	$0.1455000
February	0.1809167	0.1455000
March	0.1809167	0.1455000
April	0.1812292	0.1458125
May	0.1812292	0.1458125
June	0.1812292	0.1458125
July	0.1815417	0.1461250
August	0.1815417	0.1461250
September	0.1815417	0.1511250

Total	$1.6018961	$1.3173125

At September 30, 2013, a distribution of $0.1818542 per common share was payable and was paid in October 2013.

B.  Preferred Stock

In March 2012, we redeemed all of our 5.1 million shares of 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, which were issued in 2004. During the first three months of 2012, we paid dividends to holders of our Class D preferred stock totaling $0.3841147 per share, or $2.0 million.

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock for $25.00 per share.  As of December 7, 2011, the Class E preferred shares were redeemable, at our option, for $25.00 per share. During each of the first nine months of 2013 and 2012, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2013, a monthly dividend of $0.140625 per share was payable and was paid in October 2013.

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, shares of our Class F preferred shares are redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. During the first nine months of 2013, we paid nine monthly dividends to holders of our Class F preferred stock totaling $1.242189 per share, or $20.3 million, and during the first nine months of 2012, we paid seven monthly dividends to holders of our Class F preferred stock totaling $.9983517, or $15.9 million.  The initial March 2012 dividend on our Class F preferred stock covered 37 days.  At September 30, 2013, a monthly dividend of $0.138021 per share was payable and was paid in October 2013.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

C.  Tau Operating Partnership Common Units

As part of our acquisition of ARCT, we issued 317,022 common partnership units of Tau Operating Partnership.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income.  For the first nine months of 2013, we paid eight monthly distributions to holders of these common units totaling $1.4501461 per unit, or $460,000, and at September 30, 2013, a monthly distribution of $0.1818542 per common unit was payable and was paid in October 2013.

D.  Realty Income, L.P. units

In June 2013, we issued 534,546 common partnership units of Realty Income, L.P. These common units are entitled to monthly distributions equivalent to the per common share amount paid to the common stockholders of Realty Income.  For the first nine months of 2013, we paid three monthly distributions to holders of these common units totaling $0.5446251 per unit, or $291,000, and at September 30, 2013, a monthly distribution of $0.1818542 per common unit was payable and was paid in October 2013.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average shares used for the basic net income per share computation	195,768,298	132,764,877	187,805,222	132,731,984
Weighted average of Tau Operating Partnership common units convertible to common shares	317,022	-	292,636	-
Weighted average of Realty Income, L.P. common units convertible to common shares	534,546	-	187,972	-
Incremental shares from share-based compensation	-	166,936	114,018	113,986
Adjusted weighted average shares used for diluted net income per share computation	196,619,866	132,931,813	188,399,848	132,845,970
Unvested shares from share-based compensation that were anti-dilutive	60,259	600	59,749	17,200

18.    Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $142.4 million in the first nine months of 2013 and $105.7 million in the first nine months of 2012.

Interest capitalized to properties under development was $579,000 in the first nine months of 2013 and $388,000 in the first nine months of 2012.

Cash paid for income taxes was $1.5 million in the first nine months of 2013 and $961,000 in the first nine months of 2012.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.   Share-based compensation expense was $14.2 million for the first nine months of 2013 and was $7.8 million for the first nine months of 2012.

B.  See note 15 for a discussion of impairments in discontinued operations, for the first nine months of 2013 and 2012.

C.  During the first nine months of 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $20.0 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $78.7 million, (7) other liabilities of $29.6 million, and (8) noncontrolling interests of $14.0 million.

D.   During the first nine months of 2013, we acquired mortgages payable, (excluding the mortgages payable discussed in items C. and E.) to third-party lenders of $81.3 million and recorded $5.7 million of net premiums related to property acquisitions.  During the first nine months of 2012, we assumed $70.0 million of mortgages payable to third-party lenders and recorded $7.1 million of net premiums.

E.   During the first nine months of 2013, we acquired $55.9 million of real estate through the assumption of a $32.4 million mortgage payable, the issuance of 534,546 units by Realty Income, L.P. and cash of $1.0 million.

F.  During the first nine months of 2013, we acquired real estate for $7.4 million via exchanges of our properties.

G.  During the first nine months of 2013, we recorded receivables of $1.9 million for the sale of two investment properties as a result of an eminent domain action.  These receivables are included in “other assets” on our consolidated balance sheet at September 30, 2013.

H.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.0 million at September 30, 2013.

19.   Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 48 activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2013 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2013	2012
Segment net real estate:
Automotive service	$114,319	$96,830
Automotive tire services	260,783	184,601
Beverages	307,347	310,555
Child care	58,137	61,747
Convenience stores	776,483	672,109
Dollar stores	804,024	450,566
Drug stores	912,878	159,482
Financial services	254,177	25,166
Food processing	131,206	102,964
Grocery stores	284,665	219,216
Health and fitness	480,030	330,503
Health care	228,471	4,562
Home improvement	136,558	55,149
Restaurants-casual dining	483,578	448,569
Restaurants-quick service	320,932	250,692
Theaters	371,176	381,123
Transportation services	624,524	130,203
Wholesale club	458,866	308,202
30 other non-reportable segments	1,712,924	849,898
Total segment net real estate	8,721,078	5,042,137

Intangible assets:
Automotive service	3,346	-
Automotive tire services	16,142	470
Beverages	3,119	3,313
Convenience stores	13,938	-
Dollar stores	46,874	12,475
Drug stores	187,131	14,885
Financial services	41,394	4,443
Food processing	24,184	21,785
Grocery stores	23,424	5,650
Health and fitness	60,460	15,056
Health care	38,381	-
Home improvement	21,989	-
Restaurants-casual dining	12,163	-
Restaurants-quick service	16,447	3,464
Theaters	24,819	28,475
Transportation services	110,446	27,997
Wholesale club	33,977	-
Other non-reportable segments	277,659	104,112

Goodwill:
Automotive service	470	471
Automotive tire services	865	865
Child care	5,160	5,276
Convenience stores	2,049	2,064
Restaurants-casual dining	2,349	2,430
Restaurants-quick service	1,150	1,176
Other non-reportable segments	3,696	4,663
Other corporate assets	188,217	142,156
Total assets	$9,880,927	$5,443,363

	Three months ended		Nine Months Ended
	September 30,		September 30,
Revenue	2013	2012	2013	2012
Segment rental revenue:
Automotive service	$3,858	$3,576	$11,488	$10,823
Automotive tire services	6,882	5,641	20,154	16,962
Beverages	6,246	6,171	18,603	18,381
Child care	5,141	5,237	15,761	15,695
Convenience stores	21,727	19,128	62,178	57,198
Dollar stores	12,185	3,618	31,959	4,745
Drug stores	17,767	4,165	40,690	12,180
Financial services	3,890	702	10,950	2,084
Food processing	2,815	1,383	8,299	4,148
Grocery stores	5,626	4,436	16,583	13,308
Health and fitness	11,843	8,059	33,005	23,981
Health care	3,824	70	10,633	210
Home improvement	3,148	1,784	9,078	5,322
Restaurants-casual dining	9,805	8,299	28,719	24,975
Restaurants-quick service	8,096	6,617	23,848	19,990
Theaters	11,538	11,364	34,584	33,622
Transportation services	10,427	2,942	29,505	8,569
Wholesale club	8,655	3,359	20,696	9,410
30 other non-reportable segments	41,956	20,244	116,824	57,995
Total rental revenue	195,429	116,795	543,557	339,598
Other revenue	3,875	354	6,841	1,211
Total revenue	$199,304	$117,149	$550,398	$340,809

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $6.7 million during the third quarter of 2013, $2.2 million during the third quarter of 2012, $14.2 million during the first nine months of 2013, and $7.8 million during the first nine months of 2012.

The following table summarizes our common stock grant activity under the 2012 Plan and the previous 2003 Incentive Award Plan of Realty Income Corporation, or the 2003 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	For the nine months ended		For the year ended
	September 30, 2013		December 31, 2012
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	895,550	$19.94	925,526	$20.21
Shares granted	402,296	41.89	261,811	35.06
Shares vested	(541,774)	29.43	(290,877)	27.47
Shares forfeited	(2,646)	37.35	(910)	31.67
Outstanding nonvested shares, end of each period	753,426	$27.04	895,550	$19.94

(1) Grant date fair value.

During the first nine months of 2013, we issued 402,296 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 25,662 vested immediately, 62,989 vest over a service period of one year, 12,000 vest over a service period of three years, 77,180 shares vest over a service period of four years, and 173,011 vest over a service period of five years.  Additionally, 51,454 shares of performance-based common stock was granted, of which 12,864 shares may vest at the end of 2013, 2014, 2015 and 2016, if certain performance metrics are reached.

As of September 30, 2013, the remaining unamortized share-based compensation expense totaled $20.4 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 and 2003 Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first nine months of 2013 or 2012.

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested due to this acceleration, resulting in additional compensation expense of $3.7 million during the three and nine months ended September 30, 2013.

In connection with his appointment to Chief Executive Officer in September 2013, John Case was granted 77,180 shares of restricted common stock that vest over a service period of four years.  Additionally, Mr. Case was granted a performance-based restricted stock award of 51,454 shares of our restricted common stock.  A portion of this performance-based award will vest each year on December 31, 2013, 2014, 2015 and 2016, up to an aggregate of 12,864 shares of our common stock each year based on the achievement of seven annual performance metrics.

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

The DSPP authorizes up to 6,000,000 common shares to be issued.  During the first nine months of 2013, we issued 89,975 shares and raised approximately $3.9 million under the DSPP.  During the first nine months of 2012, we issued 55,598 shares and raised approximately $2.2 million under the DSPP.  From the inception of the DSPP through September 30, 2013, we have issued 205,178 shares and raised approximately $8.1 million.

In March 2013, we updated our DSPP so that we are now paying for a majority of the plan-related fees, which were previously paid by the investors.

22.            Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2013, we have contingent payments of $1.9 million for tenant improvements and leasing costs. In addition, as of September 30, 2013, we had committed $8.8 million under construction contracts, which is expected to be paid in the next twelve months.

23.            Subsequent Events

In October 2013, we declared the following dividends, which will be paid in November 2013:

-                    $0.1818542 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

In October 2013, we issued 9,775,000 shares of common stock at a price of $40.63 per share, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.8 million, the net proceeds of approximately $378.4 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

In October 2013, we amended our credit facility by increasing the borrowing capacity by $500 million to $1.5 billion.  All other material business terms of the credit facility remain unchanged.

A discussion of certain legal proceedings related to our acquisition of ARCT, including the consolidated class action in the Circuit Court for Baltimore City, Maryland captioned In re American Capital Realty Trust, Inc. Shareholder Litigation, No. 24-C-12-005306 (the “Maryland State Action”), can be found under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.  By order dated July 23, 2013, the Maryland state court preliminarily approved the settlement set forth in the stipulation of the parties, preliminarily certified the class, and set a settlement hearing for October 24, 2013, at 9:30 a.m. Pursuant to the Maryland state court’s preliminary approval order, ARCT provided notice to its stockholders regarding the proposed settlement. At the settlement hearing on October 24, 2013, the Maryland state court certified the class, approved the settlement set forth in the stipulation as fair, reasonable, and adequate to ARCT’s shareholders, and entered final judgment dismissing the Maryland State Action with prejudice. In addition, the Maryland state court approved $512,751 in plaintiffs’ attorneys’ fees and expenses, to be paid pursuant to the parties’ stipulation, of which, approximately 25% would be paid by Realty Income and the remainder to be paid by ARCT’s insurer.

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

At September 30, 2013, we owned a diversified portfolio:

•                  Of 3,866 properties;

•                  With an occupancy rate of 98.1%, or 3,793 properties leased and only 73 properties available for lease;

•                  Leased to 200 different commercial enterprises doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 61.2 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,800 square feet.

Of the 3,866 properties in the portfolio, 3,846, or 99.5%, are single-tenant properties, and the remaining 20 are multi-tenant properties. At September 30, 2013, of the 3,846 single-tenant properties, 3,774 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.9 years.

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

We estimate that approximately 40% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At September 30, 2013, our top 15 tenants represent approximately 44% of our annualized revenue and eight of these 15 tenants have investment grade credit ratings.

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

Historically, our investment focus has primarily been on retail enterprises that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended September 30, 2013, approximately 59.9% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties will continue to perform well relative to competition from Internet-based businesses.

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

At September 30, 2013, we classified real estate with a carrying amount of $17.3 million as held for sale on our balance sheet. During the first nine months of 2013, we sold 53 investment properties for $106.1 million.  For the remainder of 2013, we intend to continue our active disposition efforts to further enhance the credit quality of our real estate portfolio and anticipate exceeding $125 million in property sales for all of 2013. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 44-year policy of paying monthly dividends.  Monthly dividends per common share increased by $0.0291667 in February 2013 to $0.1809167, increased by $0.0003125 in April 2013 to $0.1812292 per share, increased by $0.0003125 in July 2013 to $0.1815417, and increased by $0.0003125 in October 2013 to $0.1818542 per share. The increase in October 2013 was our 64th consecutive quarterly increase and the 73rd increase in the amount of our dividend since our listing on the NYSE in 1994. In the first ten months of 2013, we paid one monthly cash dividend per common share of $0.15175, two monthly cash dividends per common share in the amount of $0.1809167, three monthly cash dividends per common share in the amount of $0.1812292, three monthly cash dividends per common share in the amount of $0.1815417, and one monthly cash dividend per common share in the amount of $0.1818542, totaling $1.7837503 per common share. In October 2013, we declared dividends of $0.1818542 per share, which will be paid in November 2013.

The current monthly dividend of $0.1818542 per share represents a current annualized dividend of $2.1822504 per share, and an annualized dividend yield of approximately 5.5% based on the closing sale price of our common stock on the NYSE of $39.75 on September 30, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Third Quarter of 2013

During the third quarter of 2013, we invested $502.7 million in 219 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.1%.  The 219 new properties and properties under development or expansion are located in 33 states, will contain over 2.8 million leasable square feet and are 100% leased, with an average lease term of 14.7 years.  The tenants occupying the new properties operate in 15 industries and the property types consist of 80.7% retail, 18.9% office, and 0.4% industrial and distribution, based on rental revenue.

Additionally, in September 2013, we purchased a property for $45.4 million in San Diego, California, which will serve as our new corporate headquarters.  We plan on relocating to this facility during the second half of 2014.

Acquisitions during the First Nine Months of 2013

During the first nine months of 2013, we invested $1.37 billion in 407 new properties and properties under development or expansion (excluding American Realty Capital Trust, Inc., or ARCT), with an estimated initial weighted average contractual lease rate of 7.0%. The 407 new properties and properties under development or expansion are located in 40 states, will contain over 8.0 million leasable square feet, and are 100% leased with a weighted average lease term of 14.1 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 84.1% retail, 10.4% office, 3.1% industrial and distribution, and 2.4% manufacturing, based on rental revenue.

During the first nine months of 2013, we also completed our acquisition of ARCT for approximately $3.2 billion.  Each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of approximately 45.6 million shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the closing sale price of our common stock on January 22, 2013.  In connection with the acquisition, at the closing we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In connection with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable.  We incurred merger costs of $12.9 million and $5.5 million, respectively in the first nine months of 2013 and 2012.  We anticipate that the total merger costs will be approximately $21 million.

The acquisition of ARCT provided immediate and long-term benefits to Realty Income, including accretion to net earnings, growth in the size of our real estate portfolio, diversification of industries and property type, increase in the percentage of investment grade tenants, and larger size and scope of our company, which increases competitive advantages in the net-lease marketplace.

Our acquisition of ARCT added 515 properties to our real estate portfolio.  The 515 properties are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants, occupying the 515 properties acquired, operate in 28 industries and the property types consist of 53.5% retail, 32.0% industrial and distribution, and 14.5% office, based on rental revenue.

Our combined total investment in real estate assets during the first nine months of 2013 was $4.52 billion.  None of our real estate investments, during the first nine months of 2013, caused any one tenant to be 10% or more of our total assets at September 30, 2013.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income which, in the case of a net-leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying the capitalization rate determined by the lease by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by such projected total investment in the property.  Of the $4.52 billion we invested in the first nine months of 2013, $28.8 million was invested in 19 properties under development or expansion, with an estimated initial weighted average contractual lease rate of 8.5%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

John P. Case Appointed Chief Executive Officer (CEO)

On September 3, 2013, we announced that our Board of Directors had appointed John P. Case to the position of CEO of the Company.  Mr. Case, who had previously served as President and Chief Investment Officer, succeeds Tom A. Lewis, who retired as our CEO. Mr. Lewis, who had been our CEO since 1997, will remain with us until early next year to assist with the transition, and continues to serve as Vice Chairman of our Board of Directors. With this appointment, Mr. Case became only the third CEO in Realty Income’s 44-year history.

Portfolio Discussion

Leasing Results

At September 30, 2013, we had 73 properties available for lease out of 3,866 properties in our portfolio, which represents a 98.1% occupancy rate. Since December 31, 2012, when we reported 84 properties available for lease and a 97.2% occupancy rate, we:

•                  Leased 20 properties;

•                  Sold 14 properties available for lease; and

•                  Have 23 new properties available for lease.

During the first nine months of 2013, 98 properties with expiring leases were leased to either existing or new tenants. The annual rent on these leases was $12.4 million, as compared to the previous rent on these same properties of $12.1 million. At September 30, 2013, our average annualized rental revenue was approximately $13.27 per square foot on the 3,793 leased properties in our portfolio.  At September 30, 2013, we classified 24 properties with a carrying amount of $17.3 million as held for sale on our balance sheet.

Investments in Existing Properties

In the third quarter of 2013, we capitalized costs of $2.6 million on existing properties in our portfolio, consisting of $369,000 for re-leasing costs and $2.2 million for building and tenant improvements.  In the third quarter of 2012, we capitalized costs of $2.1 million on existing properties in our portfolio, consisting of $521,000 for re-leasing costs and $1.6 million for building and tenant improvements.

In the first nine months of 2013, we capitalized costs of $5.9 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs and $4.8 million for building and tenant improvements.  In the first nine months of 2012, we capitalized costs of $4.5 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs and $3.3 million for building and tenant improvements. As part of our re-leasing costs, we pay leasing commissions and sometimes provide tenant rent concessions.  Leasing commissions are paid based on the commercial real estate industry standard and any rent concessions provided are minimal.  We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

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

Amendment to Credit Facility

In October 2013, we amended our credit facility by increasing the borrowing capacity by $500 million to $1.5 billion.  On October 29, 2013, the available borrowing capacity under our acquisition credit facility was approximately $1.4 billion, after the expansion of the credit facility and paying down borrowings with proceeds from our stock offering in October 2013.  All other material business terms of the credit facility remain unchanged.

Note Issuance

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $741.4 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for general corporate purposes, including additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

Accelerated Stock Vesting

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested as a result of this acceleration, resulting in additional compensation expense of $3.7 million during the three and nine months ended September 30, 2013.

Issuance of Common Stock

In October 2013, we issued 9,775,000 shares of common stock at a price of $40.63 per share, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.8 million, the net proceeds of approximately $378.4 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share. After underwriting discounts and other offering costs of $36.7 million, the net proceeds of $755.1 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

In connection with our January 2013 acquisition of ARCT, we issued a total of 45,573,144 shares of our common stock to ARCT shareholders and redeemed 208,709 shares of our common stock that were previously held by ARCT.

Note Repayment

In March 2013, we repaid the $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

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

Noncontrolling Interests

As consideration for two separate acquisitions during the first nine months of 2013, partnership interests of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These units (discussed in the following paragraphs below) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities and consolidate them in our financial statements and recorded as noncontrolling interests the partnership units held by third parties.

Issuance of Common and Preferred Units

In connection with our acquisition of ARCT in January 2013, we issued 317,022 common partnership units and 6,750 preferred partnership units.  These common units are entitled to monthly distributions equivalent to the per common share amounts paid to the common stockholders of Realty Income.  The preferred units have a par value of $1,000, and are entitled to monthly payments at a rate of 2% per annum, or $135,000 per year.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $41.1 million in the third quarter of 2013, compared to $27.0 million in the third quarter of 2012, an increase of $14.1 million.  On a diluted per common share basis, net income was $0.21 in the third quarter of 2013, compared to $0.20 in the third quarter of 2012.

Net income available to common stockholders was $149.8 million in the first nine months of 2013, compared to $86.0 million in the first nine months of 2012, an increase of $63.8 million. On a diluted per common share basis, net income available to common stockholders was $0.80 in the first nine months of 2013, as compared to $0.65 in the first nine months of 2012.  Net income available to common stockholders in the first nine months of 2013 includes $12.9 million of merger-related costs for the acquisitions of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for  accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  Net income available to common stockholders in the first nine months of 2012 includes $5.5 million of merger-related costs for the acquisition of ARCT, which represents $0.04 on a diluted per common share basis, and a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2013 were $6.2 million, as compared to $2.0 million during the third quarter of 2012.  Gains from the sale of properties during the first nine months of 2013 were $50.5 million, as compared to $6.0 million during the first nine months of 2012.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In the third quarter of 2013, our FFO increased by $52.5 million, or 82.8%, to $115.9 million, compared to $63.4 million in the third quarter of 2012.  On a diluted per common share basis, FFO was $0.59 in the third quarter of 2013 and $0.48 in the third quarter of 2012, an increase of 22.9%.

In the first nine months of 2013, our FFO increased by $135.2 million, or 71.4%, to $324.5 million, compared to $189.3 million in the first nine months of 2012. On a diluted per common share basis, FFO was $1.72 in the first nine months of 2013, and $1.42 in the first nine months of 2012, an increase of 21.1%.  FFO, in the first nine months of 2013, includes $12.9 million of merger-related costs, which represents $0.07 on a diluted per common share basis, and $3.7 million for  accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  FFO, in the first nine months of 2012, includes $5.5 million of merger-related costs, which represents $0.04 on a diluted per common share basis, and a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our acquisition of ARCT. In the third quarter of 2013, our normalized FFO increased by $47.2 million, or 68.5%, to $116.1 million, compared to $68.9 million in the third quarter of 2012.  On a diluted per common share basis, normalized FFO was $0.59 in the third quarter of 2013 and $0.52 in the third quarter of 2012, an increase of 13.5%.  In the first nine months of 2013, our normalized FFO increased by $142.6 million, or 73.2%, to $337.4 million, as compared to $194.8 million in the first nine months of 2012.  On a diluted per common share basis, normalized FFO was $1.79 in the first nine months of 2013, as compared to $1.47 in the first nine months of 2012, an increase of 21.8%.

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

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the third quarter of 2013, our AFFO increased by $49.4 million, or 72.1%, to $117.9 million, compared to $68.5 million in the third quarter of 2012.  On a diluted common share basis, AFFO was $0.60 in the third quarter of 2013, and $0.52 in the third quarter of 2012, an increase of 15.4%.

In the first nine months of 2013, our AFFO increased by $136.1 million, or 67.6%, to $337.4 million, compared to $201.3 million in the first nine months of 2012.  On a diluted per common share basis, AFFO was $1.79 in the first nine months of 2013, and $1.52 in the first nine months of 2012, an increase of 17.8%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2013, our total outstanding borrowings of senior unsecured notes, term loan, mortgages payable and credit facility borrowings were $4.55 billion, or approximately 35.0% of our total market capitalization of $13.02 billion.

We define our total market capitalization at September 30, 2013 as the sum of:

•                  Shares of our common stock outstanding of 196,334,470, plus total common units of 851,568,  multiplied by the closing sales price of our common stock on the NYSE of $39.75 per share on September 30, 2013, or $7.84 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of

$220 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $468.4 million on our credit facility;

•                  Outstanding mortgages payable of $811.1 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.2 billion.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2013, we had cash and cash equivalents totaling $10.0 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

$1.5 Billion Acquisition Credit Facility

Prior to October 29, 2013, we had a $1.0 billion unsecured acquisition credit facility, with an initial term that expires in May 2016, and includes, at our election, a one-year extension option. On October 29, 2013, we amended our credit facility to increase the borrowing capacity by $500 million to $1.5 billion. All other material business terms of the credit facility remain unchanged.  Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling.  We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  At September 30, 2013, we had a borrowing capacity of $531.6 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $468.4 million. On October 29, 2013, the available borrowing capacity under our acquisition credit facility was approximately $1.4 billion, after the expansion of the credit facility and paying down borrowings with proceeds from our stock offering in October 2013. The interest rate on borrowings outstanding under our credit facility, at September 30, 2013, was 1.3% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2013, we remain in compliance with these covenants.

We expect to use our credit facility to acquire additional properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

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

Mortgage Debt

As of September 30, 2013, we had $779.7 million of mortgages payable, which were assumed in connection with our property acquisitions. Included in this amount is $515.0 million of mortgages payable assumed in connection with the ARCT acquisition.  Additionally, at September 30, 2013, we had net premiums totaling $31.4 million on these mortgages, of which $17.9 million is in connection with the ARCT acquisition.  During the first nine months of 2013, we made $16.2 million of principal payments.  As of September 30, 2013, the weighted average stated interest rate of our mortgages payable was 5.4% and the weighted average remaining years until maturity was 4.1 years.

We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so. We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.  In August 2013, we repaid one mortgage in full for $11.7 million.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of September 30, 2013, sorted by maturity date (dollars in millions):

September 30,
2013
5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
$3,200

As of September 30, 2013, the weighted average interest rate of our notes and bonds payable was 4.9% and the weighted average remaining years until maturity was 7.9 years.  In March 2013, we repaid

$100 million of our 5.375% notes, at maturity, by utilizing proceeds from our March common stock offering and our credit facility.

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants. At September 30, 2013, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of September 30, 2013 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	45.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	8.2%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	227.8%

(1)This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our other Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group of assets since the first day of such four-quarters had in each case occurred on October 1, 2012, and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2012, nor does it purport to reflect our debt service coverage ratio for any future period.  In addition, as noted above, the debt service coverage ratio set forth under the caption “Actual” in the above table does not give effect to the repayment of a portion of our acquisition credit facility using the net proceeds from the issuance of our common stock in October 2013.  The following is our calculation of debt service coverage at September 30, 2013 (in thousands, for trailing twelve months):

Net income	$220,252
Plus: interest expense	158,865
Plus: provision for taxes	1,884
Plus: depreciation and amortization	265,550
Plus: provisions for impairment	7,500
Plus: pro forma adjustments	118,157
Less: gain on sales of investment properties	(54,330)
Income available for debt service, as defined	$717,878
Total pro forma debt service charge	$203,108
Debt service coverage ratio	3.5

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.  Below is our calculation of fixed charges at September 30, 2013 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$717,878
Pro forma debt service charge plus preferred stock dividends	245,037
Fixed charge coverage ratio	2.9

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook, Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, and Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook.

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

The following table summarizes the maturity of each of our obligations as of September 30, 2013 (dollars in millions):

Table of Obligations
						Ground	Ground
						Leases	Leases
		Notes				Paid by	Paid by
Year of	Credit	and	Term	Mortgages		Realty	Our
Maturity	Facility(1)	Bonds	Loan	Payable(2)	Interest(3)	Income(4)	Tenants(5)	Other(6)	Totals
2013	$-	$-	$-	$10.7	$51.5	$0.2	$3.1	$1.9	$67.4
2014	-	-	-	64.4	204.2	1.0	12.6	8.8	291.0
2015	-	150.0	-	125.5	197.9	1.0	12.6	-	487.0
2016	468.4	275.0	-	248.4	169.4	1.0	12.7	-	1,174.9
2017	-	175.0	-	133.1	145.2	1.0	12.7	-	467.0
Thereafter	-	2,600.0	70.0	197.6	666.1	10.1	156.5	-	3,700.3
Totals	$468.4	$3,200.0	$70.0	$779.7	$1,434.3	$14.3	$210.2	$10.7	$6,187.6

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at September 30, 2013, is $31.4 million.

(3) Interest on the term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of September 30, 2013 through their respective maturity dates.

(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(5) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $8.8 million of commitments under construction contracts and $1.9 million of contingent payments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2012, our cash distributions to preferred and common stockholders totaled $275.8 million, or approximately 130.9% of our taxable income of $210.7 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first nine months of 2013, totaled $298.5 million, representing 88.5% of our adjusted funds from operations available to common stockholders of $337.4 million. In comparison, our 2012 cash distributions to common stockholders totaled $236.3 million, representing 86.2% of our adjusted funds from operations available to common stockholders of $274.2 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum federal income tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%.  In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiaries) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year).

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Rental Revenue

Rental revenue was $195.4 million for the third quarter of 2013, as compared to $116.8 million for the third quarter of 2012, an increase of $78.6 million, or 67.3%.  The increase in rental revenue in the third quarter of 2013 compared to the third quarter of 2012 is primarily attributable to:

•                  The 906 properties (24.1 million square feet) acquired by Realty Income in 2013, which generated $61.6 million of rent in the third quarter of 2013;

•                  The 423 properties (10.5 million square feet) acquired by Realty Income in 2012, which generated $20.3 million of rent in the third quarter of 2013 compared to $5.9 million of rent in the third quarter of 2012, an increase of $14.4 million;

•                 Same store rents generated on 2,360 properties (17.5 million square feet) during the third quarter of 2013 and 2012, increased by $1.4 million, or 1.3%, to $109.6 million from $108.2 million;

•                  A net increase of $634,000 relating to the aggregate of (i) rental revenue from properties (177 properties comprising 1.6 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue for six properties under development, (iii) rental revenue for 22 properties re-leased with rent-free periods, and (iv) lease termination settlements, which, in aggregate, totaled $2.3 million in the third quarter of 2013 compared to $1.6 million in the third quarter of 2012; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $556,000 in the third quarter of 2013 as compared to the third quarter of 2012.

Rental revenue was $543.6 million for the first nine months of 2013, as compared to $339.6 million for the first nine months of 2012, an increase of $204.0 million, or 60.1%.  The increase in rental revenue in the first nine months of 2013 compared to the first nine months of 2012 is primarily attributable to:

•                  The 906 properties (24.1 million square feet) acquired by Realty Income in 2013, which generated $144.0 million of rent in the first nine months of 2013;

•                  The 423 properties (10.5 million square feet) acquired by Realty Income in 2012, which generated $60.5 million of rent in the first nine months of 2013 compared to $7.4 million of rent in the first nine months of 2012, an increase of $53.1 million;

•                  Same store rents generated on 2,360 properties (17.5 million square feet) during the first nine months of 2013 and 2012, increased by $4.2 million, or 1.3%, to $328.4 million from $324.2 million;

•                  A net increase of $967,000 relating to the aggregate of (i) rental revenue from properties (177 properties comprising 1.6 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue for six properties under development, (iii) rental revenue for 22 properties re-leased with rent-free periods, and (iv) lease termination settlements, which, in aggregate, totaled $6.7 million in the first nine months of 2013 compared to $5.8 million in the first nine months of 2012; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.8 million in the first nine months of 2013 as compared to the first nine months of 2012.

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

Of the 3,866 properties in the portfolio at September 30, 2013, 3,846, or 99.5%, are single-tenant properties and the remaining 20 are multi-tenant properties. Of the 3,846 single-tenant properties, 3,774, or 98.1%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.9 years at September 30, 2013. Of our 3,774 leased single-tenant properties, 3,414, or 90.5%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $339,000 in the third quarter of 2013, and $170,000 in the third quarter of 2012 (excluding percentage rent reclassified to discontinued operations of $10,000 in the third quarter of 2013 and 2012).  Percentage rent was $1.4 million in the first nine months of 2013, and $1.0 million in the first nine months of 2012 (excluding percentage rent reclassified to discontinued operations of $40,000 in the first nine months of 2013 and $16,000 in the first nine months of 2012). Percentage rent, in the third quarter and first nine months of 2013, was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2013.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and to provide dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2013, our portfolio of 3,866 properties was 98.1% leased with 73 properties available for lease, as compared to 84 properties available for lease at December 31, 2012 and September 30, 2012. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Depreciation and Amortization

Depreciation and amortization was $80.9 million for the third quarter of 2013, as compared to $37.0 million for the third quarter of 2012. Depreciation and amortization was $221.6 million for the first nine months of 2013, as compared to $105.8 million for the first nine months of 2012. The increase in depreciation and amortization was primarily due to the acquisition of properties in 2013 and 2012, including the 515 properties acquired as part of our acquisition of ARCT, which was partially offset by property sales in those same periods. As discussed in the section entitled “Funds from Operations Available to Common Stockholders and Normalized Funds from Operations Available to Common Stockholders” and “Adjusted Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO, and AFFO.

Interest Expense

Interest expense was $49.7 million for the third quarter of 2013, as compared to $29.7 million for the third quarter of 2012. Interest expense was $130.3 million for the first nine months of 2013, as compared to $87.5 million for the first nine months of 2012. The increase in interest expense was primarily due to an increase in borrowings attributable to the issuance in October 2012 of our 2.00% senior unsecured notes due January 2018, the October 2012 issuance of our 3.25% senior unsecured notes due October 2022, the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, and an increase in mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest on our credit facility, term loan, notes and mortgages	$49,606	$28,307	$132,212	$83,780
Interest included in discontinued operations	(132)	(132)	(396)	(470)
Credit facility commitment fees	447	442	1,327	1,234
Amortization of credit facility origination costs and deferred financing costs	1,914	1,302	5,356	3,526
(Gain) loss on interest rate swap	596	22	(690)	74
Amortization of net mortgage premiums	(2,518)	(111)	(6,959)	(279)
Interest capitalized	(210)	(110)	(579)	(388)
Interest expense	$49,703	$29,720	$130,271	$87,477

	Three months ended		Nine Months Ended
	September 30,		September 30,
Credit facility, term loan, mortgages and notes	2013	2012	2013	2012
Average outstanding balances (dollars in thousands)	$4,191,534	$2,096,000	$3,767,344	$1,961,921
Average interest rates	4.73%	5.40%	4.68%	5.69%

At September 30, 2013, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.2 billion was 4.9%;

•                  Mortgages payable of $811.1 million was 4.0% (effective rate);

•                  Credit facility outstanding borrowings of $468.4 million was 1.3%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $4.55 billion was 4.3%.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million to $16.6 million, in the third quarter of 2013, as compared to $9.3 million in the third quarter of 2012.  Included in general and administrative expenses are acquisition transaction costs (excluding ARCT) of $882,000 during the third quarter of 2013, as compared to $795,000 for the third quarter of 2012.  General and administrative expenses increased by $12.5 million to $40.3 million, in the first nine months of 2013, as compared to $27.8 million in the first nine months of 2012. Included in general and administrative expenses are acquisition transaction costs (excluding ARCT) of $1.7 million, during the first nine months of 2013, as compared to $1.4 million for the first nine months of 2012. Even though general and administrative expenses increased, during the first nine months of 2013, general and administrative expenses as a percentage of total revenue decreased. The increase in expense was primarily due to increases in employee costs, including the accelerated vesting of restricted shares in July 2013, and higher costs as a result of our integration of ARCT.  In October 2013, we had 114 employees, as compared to 92 employees in October 2012.

	Three months ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
General and administrative expenses	$16,628	$9,335	$40,316	$27,775
Total revenue, including discontinued operations(1)	200,100	120,674	555,430	351,777
General and administrative expenses as a percentage of total revenue	8.3%	7.7%	7.3%	7.9%

(1) Excludes gain on sales and Crest net revenue included in discontinued operations.

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2013, 73 properties were available for lease, as compared to 84 at December 31, 2012 and September 30, 2012.

Property expenses were $5.9 million in the third quarter of 2013, and $1.5 million in the third quarter of 2012. Property expenses were $12.7 million in the first nine months of 2013, and $5.2 million in the first nine months of 2012. The increase in property expenses is primarily attributable to higher maintenance and utilities, insurance costs, property taxes, and ground rent expenses as a result of our acquisition of ARCT.

Income Taxes

Income taxes were $671,000 in the third quarter of 2013, as compared to $405,000 in the third quarter of 2012. Income taxes were $2.1 million in the first nine months of 2013, as compared to $1.2 million in the first nine months of 2012. These amounts are for city and state income and franchise taxes paid by Realty Income.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $240,000, for the third quarter of 2013, and $12.9 million for the first nine months of 2013.  On a diluted per common share basis, this expense represented $0.07 for the first nine months of 2013.  Merger-related costs were $5.5 million for the third quarter and first nine months of 2012, or $0.04 per diluted common share.

Discontinued Operations

Operations from 22 Realty Income investment properties and two Crest investment properties classified as held for sale at September 30, 2013, plus properties previously sold, have been classified as discontinued operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
Income from discontinued operations	2013	2012	2013	2012
Gain on sales of investment properties	$6,163	$2,045	$50,467	$6,010
Rental revenue	789	3,480	4,618	10,902
Other revenue	7	45	414	66
Depreciation and amortization	(387)	(834)	(1,436)	(2,971)
Property expenses	(136)	(459)	(665)	(1,579)
Provisions for impairment	(76)	(667)	(3,028)	(667)
Crest’s income from discontinued operations	252	225	745	505
Income from discontinued operations	$6,612	$3,835	$51,115	$12,266
Per common share, basic and diluted	$0.03	$0.03	$0.27	$0.09

Crest’s Assets and Property Sales

At September 30, 2013, Crest had an inventory of four properties, two of which are classified as held for investment. In addition to the four properties, Crest also held notes receivable of $18.8 million at September 30, 2013 and $18.9 million at December 31, 2012.

During the first nine months of 2013 and 2012, Crest did not buy or sell any properties and did not record any provisions for impairment.

Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2013, we sold 19 investment properties for $22.4 million, which resulted in a gain of $6.2 million.  During the first nine months of 2013, we sold 53 investment properties for $106.1 million, which resulted in a gain of $50.5 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the third quarter of 2012, we sold 11 investment properties for $15.8 million, which resulted in a gain of $2.0 million.  During the first nine months of 2012, we sold 30 investment properties for $34.3 million, which resulted in a gain of $6.0 million.  The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Realty Income Investment Properties

For the third quarter of 2013, we recorded total provisions for impairment of $76,000 on one sold property in the restaurant-casual dining industry.  For the first nine months of 2013, we recorded total provisions for impairment of $3.0 million on seven sold properties, and two properties classified as held for sale.  These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2012, we recorded total provisions for impairment of $667,000 on two properties, both of which were sold during 2012.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the third quarters of 2013 and 2012, $31.4 million in the first nine months of 2013, and $30.4 million in the first nine months of 2012.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $41.1 million, in the third quarter of 2013, an increase of $14.1 million, as compared to $27.0 million in the third quarter of 2012.  Net income available to common stockholders was $149.8 million, in the first nine months of 2013, an increase of $63.8 million as compared to $86.0 million in the first nine months of 2012. Net income available to common stockholders, in the first nine months of 2013, includes $12.9 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  Net income available to common stockholders, in the first nine months of 2012, includes $5.5 million of merger-related costs related to the acquisition of ARCT, which represents $0.04 on a diluted per common share basis, and a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of investment properties, during the third quarter of 2013, were $6.2 million, as compared to $2.0 million of gains recognized during the third quarter of 2012.  Gains from the sale of investment properties, during the first nine months of 2013, were $50.5 million, as compared to $6.0 million of gains recognized during the first nine months of 2012.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)

FFO for the third quarter of 2013 increased by $52.5 million, or 82.8%, to $115.9 million, as compared to $63.4 million for the third quarter of 2012.  FFO for the first nine months of 2013 increased by $135.2 million, or 71.4%, to $324.5 million, as compared to $189.3 million for the first nine months of 2012. FFO for the first nine months of 2013 includes $12.9 million for merger-related costs related to our acquisition of ARCT, and $3.7 million for  accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years.  FFO for the first nine months of 2012 includes $5.5 million of merger-related costs, which represents $0.04 on a diluted per common share basis, and a $3.7 million charge associated with the Class D preferred stock redemption in March 2012.

We define normalized FFO as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.  Normalized FFO for the third quarter of 2013 increased by $47.2 million, or 68.5%, to $116.1 million, as compared to $68.9 million for the third quarter of 2012.  Normalized FFO for the first nine months of 2013 increased by $142.6 million, or 73.2%, to $337.4 million, as compared to $194.8 million for the first nine months of 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$41,089	$26,976	$149,781	$85,998
Depreciation and amortization:
Continuing operations	80,869	37,039	221,603	105,828
Discontinued operations	396	842	1,463	2,995
Depreciation allocated to noncontrolling interest	(285)	-	(680)	-
Depreciation of furniture, fixtures and equipment	(76)	(59)	(203)	(195)
Provisions for impairment on investment properties	76	667	3,028	667
Gain on sale of investment properties, discontinued operations	(6,163)	(2,045)	(50,467)	(6,010)
FFO available to common stockholders	115,906	63,420	324,525	189,283
Merger-related costs	240	5,495	12,875	5,495
Normalized FFO available to common stockholders	$116,146	$68,915	$337,400	$194,778

FFO per common share:
Basic	$0.59	$0.48	$1.73	$1.43
Diluted	$0.59	$0.48	$1.72	$1.42

Normalized FFO per common share:
Basic	$0.59	$0.52	$1.80	$1.47
Diluted	$0.59	$0.52	$1.79	$1.47

Distributions paid to common stockholders	$106,875	$59,167	$298,544	$175,719

Normalized FFO in excess of distributions paid to common stockholders	$9,271	$9,748	$38,856	$19,059

Weighted average number of common shares used for computation per share:
Basic	195,768,298	132,764,877	187,805,222	132,731,984
Diluted	196,619,866	132,931,813	188,399,848	132,845,970

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the third quarter of 2013 increased by $49.4 million, or 72.1%, to $117.9 million, as compared to $68.5 million in the third quarter of 2012.   AFFO for the first nine months of 2013 increased by $136.1 million, or 67.6%, to $337.4 million, as compared to $201.3 million in the first nine months of 2012. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

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

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$41,089	$26,976	$149,781	$85,998
Cumulative adjustments to calculate FFO(1)	74,817	36,444	174,744	103,285
FFO available to common stockholders	115,906	63,420	324,525	189,283
Merger-related costs	240	5,495	12,875	5,495
Normalized FFO available to common stockholders	116,146	68,915	337,400	194,778
Amortization of share-based compensation	6,737	2,230	14,235	7,780
Amortization of deferred financing costs(2)	1,196	611	3,217	1,838
Excess of redemption value over carrying value of Class D preferred share redemption	-	-	-	3,696
Amortization of net mortgage premiums	(2,518)	(111)	(6,959)	(279)
(Gain) loss on interest rate swaps	596	22	(690)	74
Capitalized leasing costs and commissions	(369)	(521)	(1,143)	(1,218)
Capitalized building improvements	(2,239)	(1,576)	(4,759)	(3,283)
Other adjustments(3)	(1,630)	(1,074)	(3,862)	(2,096)
Total AFFO available to common stockholders	$117,919	$68,496	$337,439	$201,290

AFFO per common share, basic and diluted:
Basic	$0.60	$0.52	$1.80	$1.52
Diluted	$0.60	$0.52	$1.79	$1.52

Distributions paid to common stockholders	$106,875	$59,167	$298,544	$175,719

AFFO in excess of distributions paid to common stockholders	$11,044	$9,329	$38,895	$25,571

Weighted average number of common shares used for computation per share:
Basic	195,768,298	132,764,877	187,805,222	132,731,984
Diluted	196,619,866	132,931,813	188,399,848	132,845,970

(1)                 See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO).”

(2)                 Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011, October 2012, and July 2013.  Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable and the issuance of our term loan.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loan.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2013, we owned a diversified portfolio:

•                  Of 3,866 properties;

•                 With an occupancy rate of 98.1%, or 3,793 properties leased and only 73 properties available for lease;

•                  Leased to 200 different commercial enterprises doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 61.2 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,800 square feet.

At September 30, 2013, of our 3,866 properties, 3,774 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

As a result of our 2013 acquisitions, the following industry table has been modified from similar tables we have prepared in the past to reflect the changes below:

•                  Five new industries were added: (1) “government services,” (2) “health care,” (3) “jewelry,” (4) “other manufacturing,” and (5) “electrical utilities”; and

•                  Some properties previously included in the “other” industry were reclassified to both the “health care” and “government services” industries to better reflect the industry in which the tenant operates.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2011	2010	2009	2008	2007
Retail industries
Apparel stores	1.8%	1.7%	1.4%	1.2%	1.1%	1.1%	1.2%
Automotive collision services	0.8	1.1	0.9	1.0	1.1	1.0	1.1
Automotive parts	1.1	1.0	1.2	1.4	1.5	1.6	2.1
Automotive service	2.0	3.1	3.7	4.7	4.8	4.8	5.2
Automotive tire services	3.5	4.7	5.6	6.4	6.9	6.7	7.3
Book stores	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Child care	2.6	4.5	5.2	6.5	7.3	7.6	8.4
Consumer electronics	0.3	0.5	0.5	0.6	0.7	0.8	0.9
Convenience stores	11.2	16.3	18.5	17.1	16.9	15.8	14.0
Crafts and novelties	0.5	0.3	0.2	0.3	0.3	0.3	0.3
Dollar stores	6.3	2.2	-	-	-	-	-
Drug stores	9.3	3.5	3.8	4.1	4.3	4.1	2.7
Education	0.4	0.7	0.7	0.8	0.9	0.8	0.8
Entertainment	0.6	0.9	1.0	1.2	1.3	1.2	1.4
Equipment services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Financial services	1.5	0.2	0.2	0.2	0.2	0.2	0.2
General merchandise	1.0	0.6	0.6	0.8	0.8	0.8	0.7
Grocery stores	2.9	3.7	1.6	0.9	0.7	0.7	0.7
Health and fitness	6.1	6.8	6.4	6.9	5.9	5.6	5.1
Health care	*	-	-	-	-	-	-
Home furnishings	0.8	1.0	1.1	1.3	1.3	2.4	2.6
Home improvement	1.3	1.5	1.7	2.0	2.2	2.1	2.4
Jewelry	0.1	-	-	-	-	-	-
Motor vehicle dealerships	1.5	2.1	2.2	2.6	2.7	3.2	3.1
Office supplies	0.4	0.8	0.9	0.9	1.0	1.0	1.1
Pet supplies and services	0.8	0.6	0.7	0.9	0.9	0.8	0.9
Restaurants - casual dining	5.0	7.3	10.9	13.4	13.7	14.3	14.9
Restaurants - quick service	4.2	5.9	6.6	7.7	8.3	8.2	6.6
Shoe stores	0.1	0.1	0.2	0.1	-	-	-
Sporting goods	1.7	2.5	2.7	2.7	2.6	2.3	2.6
Theaters	5.9	9.4	8.8	8.9	9.2	9.0	9.0
Transportation services	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	4.4	3.2	0.7	-	-	-	-
Other	*	0.1	0.1	0.3	1.1	1.2	1.9
Retail industries	78.4%	86.7%	88.6%	95.4%	98.3%	98.2%	97.8%

Industry Diversification (continued)
	Percentage of Rental Revenue(1)
	For the Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2011	2010	2009	2008	2007
Non-retail industries
Aerospace	1.4	0.9	0.5	-	-	-	-
Beverages	3.2	5.1	5.6	3.0	-	-	-
Consumer appliances	0.6	0.1	-	-	-	-	-
Consumer goods	1.1	0.1	-	-	-	-	-
Crafts and novelties	0.1	-	-	-	-	-	-
Diversified industrial	0.1	0.1	-	-	-	-	-
Electrical utilities	0.1	-	-	-	-	-	-
Equipment services	0.5	0.3	0.2	-	-	-	-
Financial services	0.5	0.4	0.3	-	-	-	-
Food processing	1.4	1.3	0.7	-	-	-	-
Government services	1.4	0.1	0.1	0.1	0.1	-	-
Health care	1.9	*	*	-	-	-	-
Home furnishings	0.2	-	-	-	-	-	-
Home improvement	0.3	-	-	-	-	-	-
Insurance	0.1	*	-	-	-	-	-
Machinery	0.2	0.1	-	-	-	-	-
Other manufacturing	0.5	-	-	-	-	-	-
Packaging	0.9	0.7	0.4	-	-	-	-
Paper	0.2	0.1	0.1	-	-	-	-
Shoe stores	0.9	-	-	-	-	-	-
Telecommunications	0.7	0.8	0.7	-	-	-	-
Transportation services	5.2	2.2	1.6	-	-	-	-
Other	0.1	1.0	1.2	1.5	1.6	1.8	2.2
Non-retail industries	21.6%	13.3%	11.4%	4.6%	1.7%	1.8%	2.2%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of September 30, 2013 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	September 30, 2013	(1)	Revenue
Retail	3,717	39,346,500	$152,018		77.6%
Industrial and Distribution	76	15,175,400	21,541		11.0
Office	47	3,120,300	12,312		6.3
Agriculture	15	184,500	5,202		2.6
Manufacturing	11	3,458,800	4,868		2.5
Totals	3,866	61,285,500	$195,941		100.0%

(1)

Includes rental revenue for all properties owned by Realty Income at September 30, 2013, including revenue from properties reclassified as discontinued operations of $535.  Excludes revenue of $23 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at September 30, 2013 include the following:

FedEx	5.1%	Rite Aid	2.2%
Walgreens	5.0%	Dollar General	2.2%
Family Dollar	4.9%	Regal Cinemas	2.1%
LA Fitness	4.2%	CVS Pharmacy	2.1%
AMC Theatres	3.1%	The Pantry	1.8%
Diageo	3.0%	Circle K	1.7%
BJ’s Wholesale Clubs	2.9%	Walmart/Sam’s Club	1.6%
Northern Tier Energy/Super America	2.5%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 3,717 retail properties, included in our 3,866 total properties, owned by Realty Income at September 30, 2013, classified according to the business types and the level of services they provide (dollars in thousands):

	Number of	Retail Rental Revenue	Percentage of
	Retail	for the Quarter Ended	Retail Rental
Retail Industries	Properties	September 30, 2013(1)	Revenue
Tenants Providing Services
Automotive collision services	23	$1,558	1.0%
Automotive service	232	3,994	2.6
Child care	222	5,153	3.4
Education	14	799	0.5
Entertainment	9	1,199	0.9
Equipment services	2	150	0.1
Financial services	106	2,906	1.9
Health and fitness	70	11,843	7.8
Health care	22	858	0.6
Theaters	44	11,538	7.6
Transportation services	1	206	0.1
Other	10	80	0.1
	755	40,284	26.6
Tenants Selling Goods and Services
Automotive parts (with installation)	45	938	0.6
Automotive tire services	183	6,882	4.5
Convenience stores	779	21,821	14.4
Motor vehicle dealerships	16	2,888	1.9
Pet supplies and services	13	657	0.4
Restaurants - casual dining	321	9,233	6.1
Restaurants - quick service	392	8,212	5.4
	1,749	50,631	33.3
Tenants Selling Goods
Apparel stores	22	3,553	2.3
Automotive parts	62	1,276	0.8
Book stores	1	104	0.1
Consumer electronics	8	591	0.4
Crafts and novelties	10	1,026	0.7
Dollar stores	638	12,372	8.1
Drug stores	201	17,645	11.5
General merchandise	48	1,899	1.2
Grocery stores	63	5,638	3.7
Home furnishings	60	1,618	1.1
Home improvement	30	2,220	1.5
Jewelry	4	186	0.1
Office supplies	11	865	0.6
Shoe stores	1	168	0.1
Sporting goods	23	3,287	2.2
Wholesale clubs	31	8,655	5.7
	1,213	61,103	40.1
Total Retail Properties	3,717	$152,018	100.0%

(1)

Includes rental revenue for all retail properties owned by Realty Income at September 30, 2013, including revenue from properties reclassified as discontinued operations of $535.  Excludes revenue of $43,923 from non-retail properties and $23 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 3,774 net leased, single-tenant properties as of September 30, 2013 (dollars in thousands):

Total Portfolio							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
				Quarter		% of		Quarter	% of		Quarter	% of
	Number		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	of Leases		Leasable	Sept. 30,		Rental	of Leases	Sept. 30,	Rental	of Leases	Sept. 30,	Rental
Year	Expiring	(1)	Sq. Feet	2013	(2)	Revenue	Expiring	2013	Revenue	Expiring	2013	Revenue

2013	63		513,900	$1,719		1.0%	13	$559	0.4%	50	$1,160	0.6%
2014	149		1,046,400	3,702		1.9	49	1,668	0.9	100	2,034	1.0
2015	172		933,200	3,969		1.9	67	1,789	0.9	105	2,180	1.0
2016	195		1,167,300	4,504		2.3	119	2,787	1.4	76	1,717	0.9
2017	171		1,973,200	5,689		2.9	45	2,975	1.5	126	2,714	1.4
2018	260		3,358,400	10,535		5.4	162	7,793	4.0	98	2,742	1.4
2019	179		2,865,900	9,905		5.1	159	9,238	4.8	20	667	0.3
2020	110		3,402,100	8,557		4.4	99	8,187	4.2	11	370	0.2
2021	188		5,185,900	13,494		6.9	180	12,983	6.6	8	511	0.3
2022	213		7,155,500	14,518		7.6	205	14,284	7.4	8	234	0.2
2023	350		5,735,100	18,374		9.4	338	17,736	9.1	12	638	0.3
2024	139		2,084,800	7,027		3.6	139	7,027	3.6	-	-	-
2025	288		3,708,300	16,602		8.6	283	16,475	8.5	5	127	0.1
2026	232		3,558,100	12,630		6.6	229	12,547	6.5	3	83	0.1
2027	445		4,183,900	14,176		7.3	443	14,136	7.3	2	40	*
2028 - 2043	620		12,972,100	48,795		25.1	612	48,630	25.0	8	165	0.1
Totals	3,774		59,844,100	$194,196		100.0%	3,142	$178,814	92.1%	632	$15,382	7.9%

*	Less than 0.1%

(1)

Excludes 19 multi-tenant properties and 73 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)

Includes rental revenue of $535 from properties reclassified as discontinued operations and excludes revenue of $1,745 from 19 multi-tenant properties and from 73 vacant and unleased properties at September 30, 2013. Excludes revenue of $23 from four properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.

(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2013 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	September 30, 2013	(1)	Revenue
Alabama	103	97%	782,700	$2,662		1.4%
Alaska	2	100	128,500	307		0.2
Arizona	110	96	1,185,600	5,311		2.7
Arkansas	35	94	607,200	1,123		0.6
California	161	100	4,613,600	19,723		10.1
Colorado	69	99	759,100	2,679		1.4
Connecticut	22	95	462,100	2,035		1.0
Delaware	16	100	29,500	418		0.2
Florida	287	99	2,959,400	11,461		5.8
Georgia	206	97	2,661,900	7,949		4.1
Hawaii	--	--	--	--		--
Idaho	13	100	91,800	449		0.2
Illinois	148	100	4,060,000	10,505		5.4
Indiana	100	98	1,012,100	4,739		2.4
Iowa	33	97	2,667,200	3,044		1.6
Kansas	76	99	1,571,200	3,266		1.7
Kentucky	43	98	788,200	2,833		1.4
Louisiana	72	97	806,700	2,409		1.2
Maine	9	100	126,400	848		0.4
Maryland	32	100	649,900	3,680		1.9
Massachusetts	82	95	723,900	3,107		1.6
Michigan	103	98	939,200	3,179		1.6
Minnesota	155	100	1,152,000	7,366		3.8
Mississippi	95	96	1,282,200	3,115		1.6
Missouri	121	99	2,293,500	7,348		3.8
Montana	2	50	30,000	13		*
Nebraska	27	100	391,000	1,199		0.6
Nevada	20	100	380,700	1,220		0.6
New Hampshire	19	100	295,000	1,256		0.6
New Jersey	63	97	408,800	2,610		1.3
New Mexico	23	100	178,100	537		0.3
New York	80	95	1,970,300	10,021		5.1
North Carolina	126	99	1,181,600	4,494		2.3
North Dakota	7	100	66,000	118		0.1
Ohio	197	97	4,760,300	11,196		5.7
Oklahoma	111	100	1,457,900	3,565		1.8
Oregon	24	100	455,200	1,527		0.8
Pennsylvania	151	99	1,724,400	7,175		3.7
Rhode Island	3	100	21,300	65		*
South Carolina	127	98	868,100	3,919		2.0
South Dakota	11	100	133,500	244		0.1
Tennessee	155	97	2,601,300	5,075		2.6
Texas	388	99	6,606,600	19,278		9.9
Utah	12	100	742,700	1,198		0.6
Vermont	6	100	100,700	444		0.2
Virginia	127	97	2,531,400	6,333		3.2
Washington	37	100	400,800	1,442		0.7
West Virginia	12	100	261,200	877		0.4
Wisconsin	38	95	1,315,300	2,367		1.2
Wyoming	3	100	21,100	63		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	3,866	98%	61,285,500	$195,941		100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at September 30, 2013, including revenue from properties reclassified as discontinued operations of $535. Excludes revenue of $23 from properties owned by Crest.

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

Of our 3,866 properties in the portfolio, approximately 97.6% or 3,774 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of six independent, non-employee directors and two employee directors (one who is our Chief Executive Officer and the other is our retired Chief Executive Officer and Vice Chairman of the Board)

•                  Our Board of Directors is elected on an annual basis

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of September 30, 2013.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2013	$10.3	7.94%	$0.5	4.85%
2014	62.5	6.19%	1.8	4.85%
2015	250.0	5.42%	25.6	4.70%
2016	521.1	5.39%	470.7	1.27%
2017	281.8	5.68%	26.2	5.05%
Thereafter	2,790.1	4.78%	77.5	1.49%
Totals (1)	$3,915.8	5.00%	$602.3	1.62%
Fair Value (2)	$4,103.5		$602.1

(1)            Excludes net premiums recorded on mortgages payable.  The unamortized balance of these net premiums is $31.4 million at September 30, 2013.

(2)            We base the estimated fair value of the fixed rate senior notes at September 30, 2013 on the indicative market prices and recent trading activity of our notes payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2013 on the current 5-year, 7-year or 10-year Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at September 30, 2013.

The table incorporates only those exposures that exist as of September 30, 2013. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except three, have fixed interest rates. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $468.4 million at September 30, 2013, a 1% change in interest rates would change our interest costs by $4.7 million per year.

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

As of and for the quarter ended September 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2013, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                      OTHER INFORMATION

Item 1.                                                  Legal Proceedings

With the exception of the latest developments described in note 23 to the unaudited consolidated financial statements, there have been no material developments to our legal proceedings disclosure previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  104,343 shares of stock, at a price of $41.85, during July 2013; and

•                  1,503 shares of stock, at a price of $39.13, during September 2013.

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

3.2                              Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company's Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference), and September 3, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporate herein by reference).

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

10.4                       The Second Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 28, 2013 and incorporated herein by reference).

10.5                       Resignation Letter from Thomas A. Lewis dated September 3, 2013 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference).

10.6                       Amended and Restated Employment Agreement dated September 3, 2013 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference).

* 10.7                      Form of Time-Based Restricted Stock Agreement for John P. Case dated September 3, 2013.

* 10.8                      Form of Performance-Based Restricted Stock Agreement for John P. Case dated September 26, 2013.

10.9                       The Third Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 29, 2013 and incorporated herein by reference).

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

Interactive Data Files

* 101                        The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: October 31, 2013	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)