Form 10-K
period 2013-12-31
REALTY INCOME CORP
filed 2014-02-14
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

At June 30, 2013, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $8.2 billion based upon the last reported sale price of $41.92 per share on the New York Stock Exchange on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

At January 29, 2014, the number of shares of common stock outstanding was 207,593,695, the number of shares of Class E preferred stock outstanding was 8,800,000 and the number of shares of Class F preferred stock outstanding was 16,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 6, 2014, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:  Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, or Realty Income, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our portfolio of properties leased to commercial tenants. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management (including property and asset management), and capital markets expertise. Over the past 45 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

Realty Income was founded in 1969, and in 1994 was listed on the New York Stock Exchange, or NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

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

At December 31, 2013, we owned a diversified portfolio:

•                  Of 3,896 properties;

•                  With an occupancy rate of 98.2%, or 3,826 properties leased and 70 properties available for lease;

•                  Leased to 205 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 62.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,100 square feet, including approximately 10,600 square feet per retail property.

Of the 3,896 properties in the portfolio, 3,876, or 99.5%, are single-tenant properties, and the remaining twenty are multi-tenant properties. At December 31, 2013, of the 3,876 single-tenant properties, 3,807 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.8 years.

In acquiring additional properties, our strategy is primarily to acquire freestanding, single-tenant locations under long-term, net lease agreements.  Our acquisition and investment activities generally focus on businesses providing goods and services that satisfy basic consumer and business needs.  In general, our net lease agreements:

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

Our nine senior officers owned 0.4% of our outstanding common stock with a market value of $33.3 million at January 29, 2014. Our directors and nine senior officers, as a group, owned 0.6% of our outstanding common stock with a market value of $51.7 million at January 29, 2014.

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

In January 2014, we had 116 employees as compared to 97 employees in January 2013.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 45-year policy of paying monthly dividends.  In addition, we increased the dividend five times during 2013.

	Month	Dividend	Increase
2013 Dividend increases	Paid	per share	per share
1st increase	Jan 2013	$ 0.1517500	$ 0.0003125
2nd increase	Feb 2013	0.1809167	0.0291667
3rd increase	Apr 2013	0.1812292	0.0003125
4th increase	Jul 2013	0.1815417	0.0003125
5th increase	Oct 2013	0.1818542	0.0003125

The dividends paid per share during 2013 as compared to 2012 increased 21.2%, which is the largest annual increase in the company’s history.  The 2013 dividends paid per share totaled $2.1474587 as compared to $1.7716250 in 2012, an increase of $0.3758337.

In December 2013, we declared an increased dividend of $0.1821667 per share, which was paid in January 2014.  The increase in January 2014 was our 65th consecutive quarterly increase and the 74th increase in the amount of the dividend since our listing on the NYSE in 1994.  In January 2014 and February 2014, we declared dividends of $0.1821667 per share, which will be paid in February 2014 and March 2014, respectively.

The monthly dividend of $0.1821667 per share represents a current annualized dividend of $2.186 per share, and an annualized dividend yield of approximately 5.9% based on the last reported sale price of our common stock on the NYSE of $37.33 on December 31, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2013

During 2013, we invested $1.51 billion in 459 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 7.1%. The 459 new properties and properties under development or expansion are located in 40 states, will contain approximately 9.0 million leasable square feet, and are 100% leased with a weighted average lease term of 14.0 years. The tenants occupying the new properties operate in 23 industries and the property types consist of 83.8% retail, 9.2% office, 4.9% industrial and distribution, and 2.1% manufacturing, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of 515 properties of American Realty Capital Trust, Inc., or ARCT, which were added to our real estate portfolio during the first quarter of 2013.  Our combined total investment in real estate assets during 2013 was $4.67 billion in 974 new properties and properties under development or expansion.  During 2013, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2013.

In conjunction with our acquisition of ARCT, each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of approximately 45.6 million shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the closing sale price of our common stock on January 22, 2013.  In connection with the closing of this acquisition, we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In connection with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable.  We incurred merger costs of $13.0 million and $7.9 million, respectively, in 2013 and 2012.  The total merger costs were approximately $21 million.

Our acquisition of ARCT provided benefits to Realty Income, including accretion to net earnings, growth in the size of our real estate portfolio, diversification of industries and property type, and increase in the percentage of investment grade tenants.

The 515 properties added to our real estate portfolio as a result of the ARCT acquisition, are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants, occupying the 515 properties acquired, operate in 28 industries and the property types consist of 54.0% retail, 32.6% industrial and distribution, and 13.4% office, based on rental revenue.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying the capitalization rate determined by the lease by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by such projected total investment in the property.  Of the $4.67 billion we invested during 2013, $39.6 million was invested in 21 properties under development or expansion, with an estimated initial weighted average contractual lease rate of 8.5%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

John P. Case Appointed Chief Executive Officer (CEO)

In September 2013, we announced that our Board of Directors appointed John P. Case as CEO of the company.  Mr. Case, who had previously served as President and Chief Investment Officer, succeeded Tom A. Lewis, who retired as our CEO.  Mr. Lewis had been our CEO since 1997.  Mr. Case is only the third CEO in Realty Income’s 45-year history.

Portfolio Discussion

Leasing Results

At December 31, 2013, we had 70 properties available for lease out of 3,896 properties in our portfolio, which represents a 98.2% occupancy rate.  Since December 31, 2012, when we reported 84 properties available for lease and a 97.2% occupancy rate, we:

•                  Leased 27 properties;

•                  Sold 19 properties available for lease; and

•                  Have 32 new properties available for lease.

During 2013, 136 properties with expiring leases were leased to either existing or new tenants.  The annual rent on these leases was $16.1 million, as compared to the previous rent on these same properties of $16.0 million.  At December 31, 2013, our average annualized rental revenue was approximately $13.21 per square foot on the 3,807 leased properties in our portfolio.  At December 31, 2013, we classified 12 properties with a carrying amount of $12.0 million as held for sale on our balance sheet.

Investments in Existing Properties

In 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.  In 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building and tenant improvements.

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

Note Issuance

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $741.4 million from this offering were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for general corporate purposes, including additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

Accelerated Stock Vesting

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested as a result of this acceleration, resulting in additional compensation expense of $3.7 million during 2013.

Issuance of Common Stock

In October 2013, we issued 9,775,000 shares of common stock at a price of $40.63 per share, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.7 million, the net proceeds of approximately $378.5 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

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

Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2013, we issued 1,449,139 shares and raised approximately $55.6 million under the DRSPP.

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

Noncontrolling Interests

As consideration for two separate acquisitions during 2013, partnership units of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These units (discussed in the following paragraphs below) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities, consolidate them in our financial statements, and record the partnership units held by third parties as noncontrolling interests.

Issuance of Common and Preferred Partnership Units

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $203.6 million in 2013, compared to $114.5 million in 2012, an increase of $89.1 million. On a diluted per common share basis, net income was $1.06 in 2013, as compared to $0.86 in 2012, an increase of $0.20, or 23.3%.  Net income available to common stockholders for 2013 includes $13.0 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  Net income available to common stockholders for 2012 includes $7.9 million of merger-related costs for the acquisition of ARCT, which represents $0.06 on a diluted per common share basis, and a $3.7 million charge for the excess of redemption value over carrying value of the shares of our 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, or Class D preferred stock, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2013 were $64.7 million, as compared to gains from the sale of properties of $9.9 million during 2012.

Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)

In 2013, our FFO increased by $188.1 million, or 72.1%, to $449.0 million versus $260.9 million in 2012.  On a diluted per common share basis, FFO was $2.34 in 2013, compared to $1.96 in 2012, an increase of $0.38, or 19.4%.  FFO in 2013 includes $13.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  FFO for 2012 includes $7.9 million of merger-related costs, which represents $0.06 on a diluted per common share basis, and includes a $3.7 million charge for the excess of redemption value over carrying value of the shares of our Class D preferred stock, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our acquisition of ARCT.  In 2013, our normalized FFO increased by $193.2 million, or 71.9%, to $462.0 million, versus $268.8 million in 2012.  On a diluted common share basis, normalized FFO was $2.41 in 2013, compared to $2.02 in 2012, an increase of $0.39, or 19.3%.

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

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In 2013, our AFFO increased by $188.9 million, or 68.9%, to $463.1 million versus $274.2 million in 2012. On a diluted per common share basis, AFFO was $2.41 in 2013, compared to $2.06 in 2012, an increase of $0.35, or 17.0%.

See our discussion of AFFO (which is not a financial measure under GAAP), in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO, normalized FFO and AFFO.

DIVIDEND POLICY

Distributions are paid monthly to holders of shares of our common stock, 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, and 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2013, our cash distributions to preferred and common stockholders totaled $451.2 million, or approximately 161.4% of our estimated taxable income of $279.6 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2013 cash distributions to common stockholders totaled $409.2 million, representing 88.4% of our adjusted funds from operations available to common stockholders of $463.1 million.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, normalized FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, our debt service requirements and any other factors our Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions paid by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 38.7% of the distributions to our common stockholders, made or deemed to have been made in 2013, were classified as a return of capital for federal income tax purposes. We estimate that in 2014, between 15% and 30% of the distributions may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1.5 billion credit facility and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2013, our total outstanding borrowings of senior unsecured notes, term loan, mortgages payable and credit facility borrowings were $4.18 billion, or approximately 33.2% of our total market capitalization of $12.59 billion.

We define our total market capitalization at December 31, 2013 as the sum of:

•                  Shares of our common stock outstanding of 207,485,073, plus total common units of 851,568, multiplied by the last reported sales price of our common stock on the NYSE of $37.33 per share on December 31, 2013, or $7.78 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class E preferred stock of $220.0 million;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $128.0 million on our credit facility;

•                  Outstanding mortgages payable of $783.4 million, which includes net mortgage premiums of $28.9 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.2 billion, which excludes unamortized original issuance discounts of $14.5 million.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants of our properties typically pay rent increases based on: 1) increases in the consumer price index (typically subject to ceilings), 2) additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or 3) fixed increases. We believe that a portfolio of properties owned under long-term net leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Investment Strategy

When identifying new properties for acquisition, we generally focus on providing capital to owners and operators of commercial tenants by acquiring the real estate they consider important to the successful operation of their business.

We primarily focus on acquiring properties with many of the following attributes:

•                  Tenants with reliable and sustainable cash flow;

•                  Tenants with revenue and cash flow from multiple sources;

•                  Tenants that are willing to sign a long-term lease (10 or more years);

•                  Tenants that are large owners and users of real estate;

•                  Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);

•                  Real estate with property valuations at or below replacement cost;

•                  Properties with rental or lease payments that are at or below market rents; and

•                  Property transactions where we can achieve an attractive spread over our cost of capital.

From a retail perspective, our investment focus has primarily been on businesses that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2013, approximately 59.1% of our retail rental revenue was derived from tenants with a service component in their business. We believe these service-oriented businesses would generally be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet-based businesses.

Diversification is also a key objective of our investment strategy.  We believe that diversification of the portfolio by tenant, industry, property type, and geographic location leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of December 31, 2013, consisted of 3,896 properties located in 49 states and Puerto Rico, leased to 205 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments, represented in our property portfolio, individually accounted for no more than 10.6% of our rental revenue for the quarter ended December 31, 2013.

Credit Strategy

We typically acquire and lease properties to tenants in transactions where we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive; in the event of reorganization they are less likely to reject a lease for a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

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

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national commercial tenants are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. Our acquisition strategy is to act as a source of capital to regional and national commercial tenants by acquiring and leasing back their real estate locations. In addition, we frequently acquire large portfolios of properties net leased to multiple tenants in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our proprietary relationships with various tenants, owners/developers, and advisors to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where our real estate financing program adds value. In selecting potential investments, we generally seek to acquire real estate that has the following characteristics:

•                  Properties that are freestanding, commercially-zoned with a single tenant;

•                  Properties that are important locations for regional and national commercial tenants;

•                  Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;

•                  Properties that are located within attractive demographic areas, relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for rent increases.

Portfolio Management Strategy

The active management of the property portfolio is also an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing our credit quality.

We regularly review and analyze:

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

At December 31, 2013, we classified real estate with a carrying amount of $12.0 million as held for sale on our balance sheet. In 2014, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in property sales for all of 2014.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

$1.5 Billion Acquisition Credit Facility

In October 2013, we increased our unsecured acquisition credit facility from $1.0 billion to $1.5 billion.  The initial term of the credit facility expires in May 2016 and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2013, we had a borrowing capacity of $1.372 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $128.0 million.  The interest rate on borrowings outstanding under our credit facility, at December 31, 2013, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2013, we remain in compliance with these covenants.

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

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2013, we had cash and cash equivalents totaling $10.3 million.

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

We also issue senior debt securities and our credit ratings can impact the interest rates charged in those transactions.  If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

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

Notes Outstanding

As of December 31, 2013, we had $3.2 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $14.5 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

Mortgage Debt

As of December 31, 2013, we had $754.5 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Included in this amount is $514.4 million of mortgages payable assumed in connection with the ARCT acquisition.  Additionally, at December 31, 2013, we had net premiums totaling $28.9 million on these mortgages, of which $16.2 million is in connection with the ARCT acquisition.

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

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401K plan with a matching contribution by Realty Income; competitive vacation and time-off benefits; paid maternity leave and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct, by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

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

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, six of which are independent, non-employee directors

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

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters building.  In our headquarters building we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day

•                  Setting fax and copier machines to “energy saver mode”

•                  Encouraging employees to reduce paper usage whenever possible, by storing documents electronically and using “duplex” copy mode;

•                  Employing an automated “lights out” system that is activated 24/7; and

•                  Programming HVAC to only operate during normal business operating hours

In addition, our headquarters building was constructed according to the State of California energy standards and we have installed solar panels on our roof to fulfill our energy requirements. All of the windows on our building are dual-paned to increase energy efficiency and reduce our carbon footprint.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations.  Recycling bins are placed in all areas where materials are regularly disposed of and at the individual desks of our employees. Cell phones, wireless devices and office equipment is recycled or donated whenever possible.  We also continue to pursue a paperless environment since this reduces costs and saves trees.  As a result, we encourage file-sharing networks and environments to produce and edit documents in order to reduce the dissemination of hard copy documents, and have implemented an electronic invoice approval system.

With respect to the properties that we own, these properties are net-leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2013, we owned a diversified portfolio:

•                  Of 3,896 properties;

•                  With an occupancy rate of 98.2%, or 3,826 properties leased and 70 properties available for lease;

•                  Leased to 205 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 62.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,100 square feet, including approximately 10,600 square feet per retail property.

At December 31, 2013, of our 3,896 properties, 3,807 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2013	2012	2011	2010	2009	2008
Retail industries
Apparel stores	1.7%	1.9%	1.7%	1.4%	1.2%	1.1%	1.1%
Automotive collision services	0.8	0.8	1.1	0.9	1.0	1.1	1.0
Automotive parts	1.4	1.2	1.0	1.2	1.4	1.5	1.6
Automotive service	1.9	2.1	3.1	3.7	4.7	4.8	4.8
Automotive tire services	3.3	3.6	4.7	5.6	6.4	6.9	6.7
Book stores	*	*	0.1	0.1	0.1	0.2	0.2
Child care	2.5	2.8	4.5	5.2	6.5	7.3	7.6
Consumer electronics	0.3	0.3	0.5	0.5	0.6	0.7	0.8
Convenience stores	10.6	11.2	16.3	18.5	17.1	16.9	15.8
Crafts and novelties	0.5	0.5	0.3	0.2	0.3	0.3	0.3
Dollar stores	7.1	6.2	2.2	-	-	-	-
Drug stores	9.7	8.1	3.5	3.8	4.1	4.3	4.1
Education	0.4	0.4	0.7	0.7	0.8	0.9	0.8
Entertainment	0.6	0.6	0.9	1.0	1.2	1.3	1.2
Equipment services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Financial services	1.4	1.5	0.2	0.2	0.2	0.2	0.2
General merchandise	1.2	1.1	0.6	0.6	0.8	0.8	0.8
Grocery stores	2.8	2.9	3.7	1.6	0.9	0.7	0.7
Health and fitness	6.8	6.3	6.8	6.4	6.9	5.9	5.6
Health care	1.0	1.1	-	-	-	-	-
Home furnishings	0.8	0.9	1.0	1.1	1.3	1.3	2.4
Home improvement	1.5	1.6	1.5	1.7	2.0	2.2	2.1
Jewelry	0.1	0.1	-	-	-	-	-
Motor vehicle dealerships	1.6	1.6	2.1	2.2	2.6	2.7	3.2
Office supplies	0.4	0.5	0.8	0.9	0.9	1.0	1.0
Pet supplies and services	0.8	0.8	0.6	0.7	0.9	0.9	0.8
Restaurants - casual dining	4.7	5.1	7.3	10.9	13.4	13.7	14.3
Restaurants - quick service	4.3	4.4	5.9	6.6	7.7	8.3	8.2
Shoe stores	0.1	0.1	0.1	0.2	0.1	-	-
Sporting goods	1.6	1.7	2.5	2.7	2.7	2.6	2.3
Theaters	5.6	6.2	9.4	8.8	8.9	9.2	9.0
Transportation services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	4.3	3.9	3.2	0.7	-	-	-
Other	*	0.1	0.1	0.1	0.3	1.1	1.2

Retail industries	80.0%	79.8%	86.7%	88.6%	95.4%	98.3%	98.2%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2013	2012	2011	2010	2009	2008
Non-retail industries
Aerospace	1.3	1.2	0.9	0.5	-	-	-
Beverages	3.0	3.3	5.1	5.6	3.0	-	-
Consumer appliances	0.6	0.6	0.1	-	-	-	-
Consumer goods	1.0	1.0	0.1	-	-	-	-
Crafts and novelties	0.1	0.1	-	-	-	-	-
Diversified industrial	0.2	0.2	0.1	-	-	-	-
Electric Utilities	0.1	*	-	-	-	-	-
Equipment services	0.5	0.4	0.3	0.2	-	-	-
Financial services	0.5	0.5	0.4	0.3	-	-	-
Food processing	1.4	1.5	1.3	0.7	-	-	-
Government services	1.3	1.4	0.1	0.1	0.1	0.1	-
Health care	0.8	0.8	*	*	-	-	-
Home furnishings	0.2	0.2	-	-	-	-	-
Insurance	0.1	0.1	*	-	-	-	-
Machinery	0.2	0.2	0.1	-	-	-	-
Other manufacturing	0.6	0.6	-	-	-	-	-
Packaging	0.9	0.9	0.7	0.4	-	-	-
Paper	0.1	0.2	0.1	0.1	-	-	-
Shoe stores	0.8	0.9	-	-	-	-	-
Telecommunications	0.6	0.7	0.8	0.7	-	-	-
Transportation services	5.3	5.3	2.2	1.6	-	-	-
Other	0.4	0.1	1.0	1.2	1.5	1.6	1.8
Non-retail industries	20.0%	20.2%	13.3%	11.4%	4.6%	1.7%	1.8%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%
(1)

Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of December 31, 2013 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	December 31, 2013	(1)	Revenue
Retail	3,747	39,979,700	$158,804		77.4%
Industrial and distribution	79	15,661,100	22,374		10.9
Office	42	3,104,400	13,450		6.6
Manufacturing	13	3,715,200	5,254		2.6
Agriculture	15	184,500	5,202		2.5
Totals	3,896	62,644,900	$205,084		100.0%

(1)

Includes rental revenue for all properties owned by Realty Income at December 31, 2013, including revenue from properties reclassified as discontinued operations of $279.  Excludes revenue of $23 from properties owned by Crest.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at December 31, 2013 include the following:

FedEx	5.2%	Dollar General	2.4%
Walgreens	5.0%	Rite Aid	2.2%
Family Dollar	4.8%	Regal Cinemas	2.1%
LA Fitness	4.3%	CVS Pharmacy	2.1%
AMC Theatres	3.1%	The Pantry	1.8%
Diageo	2.9%	Circle K	1.7%
BJ’s Wholesale Clubs	2.9%	Walmart/Sam’s Club	1.6%
Northern Tier Energy/Super America	2.5%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 3,747 retail properties, included in the 3,896 total properties, owned by Realty Income at December 31, 2013, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	December 31, 2013	(1)	Revenue
Tenants Providing Services
Automotive collision services	29	$1,663		1.0%
Automotive service	226	3,971		2.5
Child care	220	5,136		3.2
Education	14	790		0.5
Entertainment	9	1,199		0.8
Equipment services	2	150		0.1
Financial services	106	2,814		1.8
Health and fitness	71	13,974		8.8
Health care	26	955		0.6
Theaters	44	11,539		7.3
Transportation services	1	206		0.1
Other	10	143		0.1
	758	42,540		26.8
Tenants Selling Goods and Services
Automotive parts (with installation)	46	1,049		0.7
Automotive tire services	183	6,775		4.3
Convenience stores	775	21,704		13.7
Motor vehicle dealerships	18	3,196		2.0
Pet supplies and services	13	671		0.4
Restaurants - casual dining	316	9,090		5.7
Restaurants - quick service	389	8,789		5.5
	1,740	51,274		32.3
Tenants Selling Goods
Apparel stores	22	3,491		2.2
Automotive parts	68	1,743		1.1
Book stores	1	104		0.1
Consumer electronics	7	594		0.4
Crafts and novelties	10	1,002		0.6
Dollar stores	662	14,524		9.1
Drug stores	203	18,377		11.6
General merchandise	52	2,475		1.6
Grocery stores	63	5,751		3.6
Home furnishings	60	1,631		1.0
Home improvement	29	2,078		1.3
Jewelry	4	142		0.1
Office supplies	11	865		0.5
Shoe stores	1	168		0.1
Sporting goods	25	3,293		2.1
Wholesale clubs	31	8,752		5.5
	1,249	64,990		40.9
Total Retail Properties	3,747	$158,804		100.0%

(1)

Includes rental revenue for all retail properties owned by Realty Income at December 31, 2013, including revenue from properties reclassified as discontinued operations of $279.  Excludes revenue of $46,280 from non-retail properties and $23 from properties owned by Crest.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 3,807 net leased, single-tenant properties as of December 31, 2013 (dollars in thousands):

Total Portfolio							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
				Quarter		% of		Quarter	% of		Quarter	% of
	Number		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	of Leases		Leasable	Dec 31,		Rental	of Leases	Dec 31,	Rental	of Leases	Dec 31,	Rental
Year	Expiring	(1)	Sq. Feet	2013	(2)	Revenue	Expiring	2013	Revenue	Expiring	2013	Revenue

2014	157		1,116,500	$4,005		2.0%	56	$1,960	1.0%	101	$2,045	1.0%
2015	174		961,500	4,111		2.0	67	1,808	0.9	107	2,303	1.1
2016	200		1,214,900	4,618		2.3	121	2,807	1.4	79	1,811	0.9
2017	177		2,038,400	6,058		3.0	46	3,052	1.5	131	3,006	1.5
2018	278		3,621,900	11,276		5.6	162	7,920	3.9	116	3,356	1.7
2019	193		3,017,500	10,496		5.1	161	9,599	4.7	32	897	0.4
2020	110		3,404,600	8,844		4.4	99	8,468	4.2	11	376	0.2
2021	189		5,314,200	13,616		6.7	181	13,105	6.4	8	511	0.3
2022	224		7,270,400	14,508		7.2	216	14,273	7.1	8	235	0.1
2023	355		6,133,200	19,731		9.7	342	19,076	9.4	13	655	0.3
2024	140		2,105,200	7,016		3.5	140	7,016	3.5	-	-	-
2025	288		3,734,800	16,633		8.3	283	16,510	8.2	5	123	0.1
2026	231		3,396,200	12,133		6.0	228	12,049	6.0	3	84	*
2027	443		4,177,700	14,591		7.2	441	14,551	7.2	2	40	*
2028	283		5,758,000	15,911		7.8	281	15,858	7.8	2	53	*
2029 - 2043	365		7,951,300	38,832		19.2	358	38,652	19.1	7	180	0.1
Totals	3,807		61,216,300	$202,379		100.0%	3,182	$186,704	92.3%	625	$15,675	7.7%

*      Less than 0.1%

(1)   Excludes 19 multi-tenant properties and 70 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)   Includes rental revenue of $279 from properties reclassified as discontinued operations and excludes revenue of $2,705 from 19 multi-tenant properties and from 70 vacant and unleased properties at December 31, 2013.  Excludes revenue of $23 from properties owned by Crest.

(3)   Represents leases to the initial tenant of the property that are expiring for the first time.

(4)   Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of December 31, 2013 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	December 31, 2013	(1)	Revenue
Alabama	104	97%	791,800	$2,846		1.4%
Alaska	2	100	128,500	307		0.1
Arizona	110	96	1,187,400	5,510		2.7
Arkansas	36	94	619,200	1,180		0.6
California	161	99	4,705,200	22,672		11.1
Colorado	69	99	792,100	2,969		1.4
Connecticut	22	95	462,100	2,071		1.0
Delaware	16	100	29,500	418		0.2
Florida	279	99	2,951,000	12,029		5.9
Georgia	209	97	2,689,400	8,368		4.1
Hawaii	--	--	--	--		--
Idaho	13	100	91,800	456		0.2
Illinois	155	100	4,215,700	12,244		6.0
Indiana	100	98	1,055,400	4,954		2.4
Iowa	35	97	2,751,700	3,301		1.6
Kansas	76	99	1,583,300	3,370		1.6
Kentucky	45	98	808,700	2,920		1.4
Louisiana	75	97	836,700	2,456		1.2
Maine	9	100	126,400	837		0.4
Maryland	32	100	654,100	3,711		1.8
Massachusetts	82	96	728,200	3,205		1.6
Michigan	103	98	938,600	3,229		1.6
Minnesota	155	100	1,153,300	7,416		3.6
Mississippi	96	97	1,307,200	3,177		1.5
Missouri	122	98	2,307,000	7,343		3.6
Montana	2	50	30,000	13		*
Nebraska	30	100	660,200	1,296		0.6
Nevada	22	100	413,000	1,279		0.6
New Hampshire	18	100	290,900	1,224		0.6
New Jersey	62	98	452,700	2,608		1.3
New Mexico	24	100	184,600	589		0.3
New York	81	95	2,007,900	10,153		5.0
North Carolina	129	99	1,259,300	4,795		2.3
North Dakota	7	100	66,000	138		0.1
Ohio	200	98	4,795,700	11,294		5.5
Oklahoma	112	100	1,467,200	3,601		1.8
Oregon	24	100	455,200	1,620		0.8
Pennsylvania	147	99	1,745,400	6,957		3.4
Rhode Island	3	100	21,300	107		*
South Carolina	127	98	897,500	4,140		2.0
South Dakota	11	100	133,500	244		0.1
Tennessee	156	97	2,653,200	5,145		2.5
Texas	393	98	6,760,200	19,493		9.5
Utah	13	100	749,000	1,326		0.6
Vermont	6	100	100,700	522		0.3
Virginia	127	97	2,531,900	6,465		3.2
Washington	38	100	415,300	1,609		0.8
West Virginia	12	100	261,200	883		0.4
Wisconsin	39	95	1,329,300	2,382		1.2
Wyoming	3	100	21,100	63		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	3,896	98%	62,644,900	$205,084		100.0%

*          Less than 0.1%

(1)      Includes rental revenue for all properties owned by Realty Income at December 31, 2013, including revenue from properties reclassified as discontinued operations of $279.  Excludes revenue of $23 from properties owned by Crest.

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

•                  Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant properties; and

•                  Future expenditures for development projects.

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

•                  Deterioration of the physical condition of our properties.

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

If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties.  Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

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

Seventy of our properties were available for lease or sale at December 31, 2013, all but one of which were single-tenant properties. At December 31, 2013, twenty-nine of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2013, each of our tenants accounted for less than 10% of our rental revenue.

For the fourth quarter of 2013, our tenants in the “convenience stores” industry accounted for approximately 10.6% of our rental revenue. A downturn in this industry, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2013. Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common and preferred stock.  In addition, we may in the future make additional investments in the “convenience store” industry, which would increase this industry’s percentage of our rental revenues, thereby increasing the effect that such a downturn in this industry would have on us.

In addition, a substantial number of our properties are leased to middle-market commercial tenants that generally have more limited financial and other resources than certain upper-market commercial tenants, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States and properties leased to tenants engaged in non-retail businesses. For example, our acquisition of ARCT included tenants in the aerospace, freight, governmental services, healthcare, home maintenance, manufacturing, pharmacy, retail banking, technology and telecommunications businesses, some of which are non-retail businesses and none of which was in an industry segment that was within our property portfolio prior to our acquisition of ARCT.  These risks may include a limited knowledge and understanding of the industry in which the tenant operates, limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of any non-U.S. jurisdiction.

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

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and we may acquire other buildings with asbestos in the future. Environmental laws govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Insurance and Indemnity.  In July 2012, we entered into a ten-year environmental insurance policy that expires in July 2022 and replaced our previous seven-year environmental insurance policy. The limits on our current policy are $10 million per occurrence and $60 million in the aggregate.  The limits on the excess policy are $5 million per occurrence and $10 million in the aggregate.  Therefore, the primary and excess ten-year policies together provide a total limit of $15 million per occurrence and $70 million in the aggregate.

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

•                  We would not be allowed a deduction for amounts distributed to our stockholders in computing our taxable income;

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

Distribution requirements imposed by law limit our flexibility.

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

Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by our Board of Directors). Accordingly, our Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.

We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership, which could result in stockholder dilution through the issuance of operating partnership units that, under certain circumstances, may be exchanged for shares of our common stock.  This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain.  Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases.  These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.

We are subject to risks associated with debt and capital stock financing.

We intend to incur additional indebtedness in the future, including borrowings under our $1.5 billion acquisition credit facility. At December 31, 2013, we had $128 million of outstanding borrowings under our acquisition credit facility, a total of $3.2 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance discounts of $14.5 million), $70 million of borrowings outstanding under a senior unsecured term loan and approximately $754.5 million of outstanding mortgage debt (excluding net premiums totaling $28.9 million on these mortgages). To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rates on our acquisition credit facility, our term loan and some of our mortgage debt are variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis, we also face the risk that one or more of the participants in our acquisition credit facility may not be able to lend us money.

In addition, our acquisition credit facility, term loan facility and mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions on our common stock and preferred stock.  In particular, our acquisition credit facility provides that, if an event of default (as defined in the credit facility) exists, neither we nor any of our subsidiaries may make any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•                  The sum of (a) 95% of our adjusted funds from operations (as defined by the credit facility agreement) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

•                  The minimum amount of cash distributions required to be made to our shareholders in order to maintain our status as a REIT for federal income tax purposes,

except that we may repurchase or redeem preferred stock with the net proceeds from the issuance of our common stock or preferred stock. The acquisition credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to any of our subsidiaries that have guaranteed amounts payable under the credit facility or that meet a significance test set forth in the credit facility, we and our subsidiaries may not pay any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock.  If any such event of default under our acquisition credit facility were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, could limit the amount of dividends or other distributions payable on our common stock and preferred stock or prevent us from paying those dividends or other distributions altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.  Likewise, one of our subsidiaries is the borrower under our $70 million term loan facility and that facility requires that this subsidiary maintain its consolidated tangible net worth (as defined in the term loan facility) above a certain minimum dollar amount and comply with certain other financial covenants.  This minimum consolidated tangible net worth covenant may limit the ability of this subsidiary, as well as other subsidiaries that are owned by this subsidiary, to provide funds to us in order to pay dividend and other distributions on our common stock, including the shares of common stock offered hereby, and preferred stock and amounts due on our indebtedness.  Any failure by this subsidiary to comply with these financial covenants will, and any failure by this subsidiary to comply with other covenants in the term loan facility may, result in an event of default under that facility, which could have adverse consequences similar to those that may result from an event of default under our acquisition credit facility as described above.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, and preferred stock and debt securities, including:

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

If we default under a loan agreement or other debt instrument, the lenders will generally have the right to demand immediate repayment of the principal of and interest on all of their loans and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral.  Moreover, a default under a single loan or debt instrument may trigger cross-default or cross acceleration provisions in other indebtedness and debt instruments, giving the holders of such other indebtedness and debt instruments similar rights to demand immediate repayment and seize and sell any collateral.

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

We depend on key personnel.

We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry.

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

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and various receivables. Often these estimates require the use of market data values that are currently difficult to assess, as well as estimates of future performance or receivables collectability that can also be difficult to accurately predict. Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ from these estimates.

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

A discussion of certain legal proceedings related to our acquisition of ARCT can be found under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.  In connection with our acquisition of ARCT, one action remains pending in the Supreme Court of the State of New York for New York, New York under the consolidated caption In re American Realty Capital Trust Shareholders Litigation, No. 65330-2012 (the “New York Action”).  On November 9, 2012, the Court granted defendants’ motion to stay the New York Action, which currently remains stayed.

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

	Price Per Share of Common Stock		Distributions
	High	Low	Declared (1)

2013
First Quarter	$46.63	$40.51	$0.5430626
Second Quarter	55.48	39.84	0.5440001
Third Quarter	46.01	38.41	0.5449376
Fourth Quarter	43.20	36.58	0.5458751

Total			$2.1778754

2012
First Quarter	$39.03	$34.31	$0.4368125
Second Quarter	41.89	36.88	0.4377500
Third Quarter	44.17	40.35	0.4486875
Fourth Quarter	41.70	37.35	0.4546250

Total			$1.7778750

(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2013, a distribution of $0.1821667 per common share had been declared and was paid in January 2014.

B.  There were 9,741 registered holders of record of our common stock as of December 31, 2013. We estimate that our total number of shareholders is over 165,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2013, 16,780 shares of stock, at a price of $39.76, and 48,494 shares of stock, at a price of $37.33, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation.

Item 6:                              Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

(dollars in thousands, except for per share data)

As of or for the years ended December 31,	2013	2012	2011	2010	2009
Total assets (book value)	$9,924,441	$5,429,348	$4,404,492	$3,531,269	$2,911,562
Cash and cash equivalents	10,257	5,248	4,165	17,607	10,026
Total debt	4,166,840	2,869,853	2,040,284	1,595,679	1,351,375
Total liabilities	4,503,083	3,016,554	2,149,638	1,684,304	1,423,553
Total equity	5,421,358	2,412,794	2,254,854	1,846,965	1,488,009
Net cash provided by operating activities	518,906	326,469	298,952	243,368	226,707
Net change in cash and cash equivalents	5,009	1,083	(13,442)	7,581	(36,789)
Total revenue	778,375	482,847	412,360	333,386	311,194
Income from continuing operations	179,180	140,719	139,622	111,422	107,736
Income from discontinued operations	67,103	18,433	17,410	19,362	23,391
Net income	246,283	159,152	157,032	130,784	131,127
Preferred stock dividends	(41,930)	(40,918)	(24,253)	(24,253)	(24,253)
Excess of redemption value over carrying value of preferred shares redeemed	-	(3,696)	-	-	-
Net income available to common stockholders	203,634	114,538	132,779	106,531	106,874
Cash distributions paid to common stockholders	409,222	236,348	219,297	182,500	178,008
Basic and diluted net income per common share	1.06	0.86	1.05	1.01	1.03
Cash distributions paid per common share	2.147459	1.771625	1.736625	1.721625	1.706625
Cash distributions declared per common share	2.177875	1.777875	1.737875	1.722875	1.707875
Basic weighted average number of common shares outstanding	191,754,857	132,817,472	126,142,696	105,869,637	103,577,507
Diluted weighted average number of common shares outstanding	191,781,622	132,884,933	126,189,399	105,942,721	103,581,053

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations.  Our monthly dividends are supported by the cash flow from our portfolio of properties leased to commercial tenants. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 45 years, Realty Income and its predecessors have been acquiring and owning freestanding commercial properties that generate rental revenue under long-term lease agreements.

Realty Income was founded in 1969, and in 1994 was listed upon the NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase distributions to stockholders and funds from operations, or FFO, per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2013, we owned a diversified portfolio:

•                  Of 3,896 properties;

•                  With an occupancy rate of 98.2%, or 3,826 properties leased and 70 properties available for lease;

•                  Leased to 205 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 62.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,100 square feet, including approximately 10,600 square feet per retail property.

Of the 3,896 properties in the portfolio, 3,876, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2013, of the 3,876 single-tenant properties, 3,807 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.8 years.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1.5 billion credit facility and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2013, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $4.18 billion, or approximately 33.2% of our total market capitalization of $12.59 billion.

We define our total market capitalization at December 31, 2013 as the sum of:

•              Shares of our common stock outstanding of 207,485,073, plus total common units of 851,568, multiplied by the closing sales price of our common stock on the NYSE of $37.33 per share on December 31, 2013, or $7.78 billion;

•              Aggregate liquidation value (par value of $25.00 per share) of the Class E preferred stock of $220.0 million;

•              Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•              Outstanding borrowings of $128.0 million on our credit facility;

•              Outstanding mortgages payable of $783.4 million, which includes net mortgage premiums of $28.9 million;

•              Outstanding borrowings of $70.0 million on our term loan; and

•              Outstanding senior unsecured notes and bonds of $3.2 billion, excluding unamortized original issuance discounts of $14.5 million.

Mortgage Debt

As of December 31, 2013, we had $754.5 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Included in this amount is $514.4 million of mortgages payable assumed in connection with the ARCT acquisition.  Additionally, at December 31, 2013, we had net premiums totaling $28.9 million on these mortgages, of which $16.2 million is in connection with the ARCT acquisition.

We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.   During 2013, we made $41.4 million of principal payments, which includes $11.7 million to pay off one mortgage in August 2013 and $23.1 million to pay off three mortgages in December 2013.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

$1.5 Billion Acquisition Credit Facility

In October 2013, we increased our unsecured acquisition credit facility from $1.0 billion to $1.5 billion.  The initial term of the credit facility expires in May 2016 and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2013, we had a borrowing capacity of $1.372 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $128.0 million.  The interest rate on borrowings outstanding under our credit facility, at December 31, 2013, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2013, we remain in compliance with these covenants.  We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

On February 12, 2014, we had an outstanding balance on our credit facility of $583.0 million.

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

Notes Outstanding

As of December 31, 2013, we had $3.2 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $14.5 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $741.4 million from this offering was used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.

In March 2013, we repaid the $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2013, we had cash and cash equivalents totaling $10.3 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2013

During 2013, Realty Income invested $1.51 billion in 459 new properties and properties under development or expansion (in addition to our acquisition of ARCT, which is discussed in more detail below), with an initial weighted average contractual lease rate of 7.1%. The 459 new properties and properties under development or expansion, are located in 40 states, will contain approximately 9.0 million leasable square feet, and are 100% leased with a weighted average lease term of 14.0 years. The tenants occupying the new properties operate in 23 industries and the property types consist of 83.8% retail, 9.2% office, 4.9% industrial and distribution, and 2.1% manufacturing, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of 515 properties of American Realty Capital Trust, Inc., or ARCT, which were added to our real estate portfolio during the first quarter of 2013. Our combined total investment in real estate assets during 2013 was $4.67 billion in 974 new properties and properties under development or expansion.  During 2013, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2013.

Additionally, in September 2013, we purchased a property for $45.4 million in San Diego, California, which will serve as our new corporate headquarters.  We plan on relocating to this facility during the second half of 2014.

In conjunction with our acquisition of ARCT, each outstanding share of ARCT common stock was converted into the right to receive a combination of: (i) $0.35 in cash and (ii) 0.2874 shares of our common stock, resulting in the issuance of a total of approximately 45.6 million shares of our common stock to ARCT shareholders, valued at a per share amount of $44.04, which was the closing sale price of our common stock on January 22, 2013.  In connection with the closing of this acquisition, we terminated and repaid the amounts then outstanding of approximately $552.9 million under ARCT’s revolving credit facility and term loan.  In connection with our acquisition of ARCT, we assumed approximately $516.3 million of mortgages payable.  We incurred merger costs of $13.0 million and $7.9 million, respectively, in 2013 and 2012.  The total merger costs were approximately $21 million.

The acquisition of ARCT provided benefits to Realty Income, including accretion to net earnings, growth in the size of our real estate portfolio, diversification of industries and property type, and increase in the percentage of investment grade tenants.

The 515 properties added to our real estate portfolio as a result of the ARCT acquisition, are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants, occupying the 515 properties acquired, operate in 28 industries and the property types consist of 54.0% retail, 32.6% industrial and distribution, and 13.4% office, based on rental revenue.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying the capitalization rate determined by the lease by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by such projected total investment in the property.  Of the $4.67 billion we invested during 2013, excluding the new corporate headquarters, $39.6 million was invested in 21 properties under development or expansion, with an estimated initial weighted average contractual lease rate of 8.5%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

John P. Case Appointed Chief Executive Officer (CEO)

In September 2013, we announced that our Board of Directors appointed John P. Case as CEO of the company.  Mr. Case, who had previously served as President and Chief Investment Officer, succeeded Tom A. Lewis, who retired as our CEO.  Mr. Lewis had been our CEO since 1997.  Mr. Case is only the third CEO in Realty Income’s 45-year history.

Portfolio Discussion

Leasing Results

At December 31, 2013, we had 70 properties available for lease out of 3,896 properties in our portfolio, which represents a 98.2% occupancy rate.  Since December 31, 2012, when we reported 84 properties available for lease and a 97.2% occupancy rate, we:

•                  Leased 27 properties;

•                  Sold 19 properties available for lease; and

•                  Have 32 new properties available for lease.

During 2013, 136 properties with expiring leases were leased to either existing or new tenants.  The annual rent on these leases was $16.1 million, as compared to the previous rent on these same properties of $16.0 million.  At December 31, 2013, our average annualized rental revenue per square foot was approximately $13.21 per square foot on the 3,807 leased properties in our portfolio.  At December 31, 2013, we classified 12 properties with a carrying amount of $12.0 million as held for sale on our balance sheet.

Investments in Existing Properties

In 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.  In 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building improvements.

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

Increases in Monthly Dividends to Common Stockholders

We have continued our 45-year policy of paying monthly dividends.  In addition, we increased the dividend five times during 2013.

	Month	Dividend	Increase
2013 Dividend increases	Paid	per share	per share
1st increase	Jan 2013	$ 0.1517500	$ 0.0003125
2nd increase	Feb 2013	0.1809167	0.0291667
3rd increase	Apr 2013	0.1812292	0.0003125
4th increase	Jul 2013	0.1815417	0.0003125
5th increase	Oct 2013	0.1818542	0.0003125

The dividends paid per share during 2013 as compared to 2012 increased 21.2%, which is the largest annual increase in the company’s history.  The 2013 dividends paid per share totaled $2.1474587 as compared to $1.7716250 in 2012, an increase of $0.3758337.

In December 2013, we declared an increased dividend of $0.1821667 per share, which was paid in January 2014.  The increase in January 2014 was our 65th consecutive quarterly increase and the 74th increase in the amount of the dividend since our listing on the NYSE in 1994.  In January 2014 and February 2014, we declared dividends of $0.1821667 per share, which will be paid in February 2014 and March 2014, respectively.

The monthly dividend of $0.1821667 per share represents a current annualized dividend of $2.186 per share, and an annualized dividend yield of approximately 5.9% based on the last reported sale price of our common stock on the NYSE of $37.33 on December 31, 2013. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

Accelerated Stock Vesting

The Compensation Committee of our Board of Directors approved, effective July 1, 2013, the accelerated vesting of each restricted stock award that had originally been granted with ten-year vesting to five years.  On July 1, 2013, 212,827 restricted shares vested as a result of this acceleration, resulting in additional compensation expense of $3.7 million during 2013.

Issuance of Common Stock

In October 2013, we issued 9,775,000 shares of common stock at a price of $40.63 per share, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.7 million, the net proceeds of approximately $378.5 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

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

Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2013, we issued 1,449,139 shares and raised approximately $55.6 million under the DRSPP.

Noncontrolling Interests

As consideration for two separate acquisitions during 2013, partnership units of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These units (discussed in the following paragraphs below) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities, consolidate them in our financial statements, and record the partnership units held by third parties as noncontrolling interests.

Issuance of Common and Preferred Partnership Units

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

We also issue senior debt securities and our credit ratings can impact the interest rates charged in those transactions.  In addition, if our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of December 31, 2013, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
Total principal amount	3,200
Unamortized original issuance discounts	(15)
$3,185

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants. At December 31, 2013, we remain in compliance with these covenants.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2013 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	41.5%
Limitation on incurrence of secured debt	< 40% of adjusted assets	7.8%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.6 x
Maintenance of total unencumbered assets	> 150% of unsecured debt	251.9%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on January 1, 2013, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2013, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at December 31, 2013 (in thousands, for trailing twelve months):

Net income attributable to the Company	$245,564
Plus: interest expense	174,007
Plus: provision for taxes	1,808
Plus: depreciation and amortization	308,394
Plus: provisions for impairment	3,028
Plus: pro forma adjustments	59,625
Less: gain on sales of investment properties	(64,743)
Income available for debt service, as defined	$727,683
Total pro forma debt service charge	$201,848
Debt service coverage ratio	3.6

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. generally accepted accounting principles, or GAAP, operating performance measures.  Below is our calculation of fixed charges at December 31, 2013 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$727,683
Pro forma debt service charge plus preferred stock dividends	$243,778
Fixed charge coverage ratio	3.0

Table of Obligations

The following table summarizes the maturity of each of our obligations as of December 31, 2013 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2014	$-		$-		$-	$49.9		$199.5		$1.0		$12.6		$25.4		$288.4
2015	-		150.0		-	125.5		193.6		1.0		12.7		-		482.8
2016	128.0		275.0		-	248.5		167.9		1.0		12.7		-		833.1
2017	-		175.0		-	133.0		145.2		1.0		12.8		-		467.0
2018	-		350.0		70.0	15.0		127.0		1.0		12.8		-		575.8
Thereafter	-		2,250.0		-	182.6		539.2		9.4		144.5		-		3,125.7
Totals	$128.0		$3,200.0		$70.0	$754.5		$1,372.4		$14.4		$208.1		$25.4		$5,772.8

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at December 31, 2013, is $14.5 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at December 31, 2013, is $28.9 million.

(4) Interest on the term loan, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2013 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) “Other” consists of $23.7 million of commitments under construction contracts and $1.7 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8.8 million shares of Class E preferred stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of our Class F preferred stock at $25.00 per share. In April 2012, we issued an additional 1.4 million shares of Class F preferred stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of our Class F preferred stock are paid monthly in arrears.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight-line method over an estimated useful life of 25 to 35 years for buildings and 4 to 15 years for improvements. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 to 35 years is an appropriate estimate of useful life.

Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the markets where the property is located.  In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available.  Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.  The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

The following is a comparison of our results of operations for the years ended December 31, 2013, 2012 and 2011.

Rental Revenue

Rental revenue was $747.6 million for 2013 versus $466.5 million for 2012, an increase of $281.1 million, or 60.3%. Rental revenue was $401.0 million in 2011. The increase in rental revenue in 2013 compared to 2012 is primarily attributable to:

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $213.1 million of rent in 2013;

•                  The 423 properties (10.5 million square feet) acquired by Realty Income in 2012, which generated $81.1 million of rent in 2013 compared to $22.7 million in 2012, an increase of $58.4 million;

•                  Same store rents generated on 2,338 properties (25.3 million square feet) during the entire years of 2013 and 2012, increased by $6.2 million, or 1.4%, to $435.2 million from $429.0 million;

•                  A net increase of $1.8 million relating to the aggregate of (i) rental revenue from properties (132 properties comprising 1.1 million square feet) that were available for lease during part of 2013 or 2012, (ii) rental revenue for six properties under development, (iii) rental revenue for 29 properties re-leased primarily with rent-free periods, and (iv) lease termination settlements which, in aggregate, totaled $12.56 million in 2013 compared to $10.74 million in 2012; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.7 million in 2013 as compared to 2012.

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

Of the 3,896 properties in the portfolio at December 31, 2013, 3,876, or 99.5%, are single-tenant properties and the remaining twenty are multi-tenant properties. Of the 3,876 single-tenant properties, 3,807, or 98.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.8 years at December 31, 2013. Of our 3,807 leased single-tenant properties, 3,419 or 89.8% were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $2.8 million in 2013, $1.9 million in 2012 and $1.3 million in 2011 (excluding percentage rent reclassified to discontinued operations of $115,000 in 2013, $163,000 in 2012 and $70,000 in 2011). Percentage rent in 2013 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2014.

Our portfolio of real estate, leased primarily to regional and national commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2013, our portfolio of 3,896 properties was 98.2% leased with 70 properties available for lease as compared to 97.2% portfolio occupancy, or 84 properties available for lease at December 31, 2012. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $24.9 million in 2013, compared to $14.6 million in 2012 and $9.8 million in 2011.  The increase in tenant reimbursements from 2012 to 2013 is primarily due to our 2012 and 2013 acquisitions, including our acquisition of ARCT.  Our tenant reimbursements match our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $5.9 million in 2013, compared to $1.7 million in 2012 and $1.6 million in 2011.

Depreciation and Amortization

Depreciation and amortization was $306.6 million in 2013, compared to $147.3 million in 2012 and $116.5 million in 2011. The increases in depreciation and amortization in 2013 and 2012 were primarily due to the acquisition of properties in 2013 and 2012, including the 515 properties acquired as part of our acquisition of ARCT, which was partially offset by property sales in those same years.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, normalized FFO and AFFO.

Interest Expense

Interest expense was $180.9 million in 2013, compared to $122.5 million in 2012 and $108.3 million in 2011. The increase in interest expense from 2012 to 2013 was primarily due to an increase in borrowings attributable to the issuance in October 2012 of our 2.00% senior unsecured notes due January 2018, the issuance in October 2012 of our 3.25% senior unsecured notes due October 2022, the January 2013 issuance of our $70 million senior unsecured term loan, the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, and an increase in mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

The following is a summary of the components of our interest expense (dollars in thousands):

	2013	2012	2011
Interest on our credit facility, term loan, notes and mortgages	$182,974	$117,401	$104,452
Interest included in discontinued operations	(526)	(601)	(785)
Credit facility commitment fees	1,930	1,684	1,508
Amortization of credit facility origination costs and deferred financing costs	7,434	5,165	3,757
(Gain) loss on interest rate swap	(878)	56	(4)
Amortization of net mortgage premiums	(9,481)	(665)	(189)
Interest capitalized	(537)	(498)	(438)
Interest expense	$180,916	$122,542	$108,301

Credit facility, term loan, mortgages and notes	2013	2012	2011
Average outstanding balances (dollars in thousands)	$3,892,089	$2,144,690	$1,754,935
Average interest rates	4.67%	5.47%	5.95%

At December 31, 2013, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.2 billion (excluding unamortized original issuance discounts of $14.5 million) was 4.9%;

•                  Mortgages payable of $754.5 million (excluding net premiums totaling $28.9 million on these mortgages) was 5.4%;

•                  Credit facility outstanding borrowings of $128.0 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages and credit facility borrowings of $4.2 billion was 4.5%.

General and Administrative Expenses

General and administrative expenses increased by $18.8 million to $56.8 million in 2013, as compared to $38.0 million in 2012. General and administrative expenses were $31.0 million in 2011.  Included in general and administrative expenses are acquisition transaction costs (excluding ARCT merger-related costs) of $2.1 million for 2013, $2.4 million for 2012 and $1.5 million for 2011.  Even though general and administrative expenses increased during 2013, general and administrative expenses as a percentage of total revenue decreased. The increase in expense was primarily due to increases in employee costs, including the accelerated vesting of restricted shares in July 2013 which resulted in additional compensation expense of $3.7 million, and higher costs as a result of our integration of ARCT. In January 2014, we had 116 employees, as compared to 97 employees in January 2013 and 83 employees in January 2012.

Dollars in thousands	2013	2012	2011
General and administrative expenses	$56,827	$37,998	$30,954
Total revenue, including discontinued operations(1)	759,889	483,671	422,224
General and administrative expenses as a
percentage of total revenue	7.5%	7.9%	7.3%

(1) Excludes all tenant reimbursements revenue, as well as gain on sales and Crest Net revenue included in discontinued operations.

Property Expenses (including reimbursable)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2013, 70 properties were available for lease, as compared to 84 at December 31, 2012 and 87 at December 31, 2011.

Property expenses were $38.8 million (including $24.9 million reimbursable) in 2013, $21.3 million (including $14.6 million reimbursable) in 2012 and $15.5 million (including $9.8 million reimbursable) in 2011. The increase in property expenses in 2013 is primarily attributable to increased portfolio size, higher maintenance and utilities, insurance costs, property taxes, and ground rent expenses as a result of our acquisition of ARCT, along with higher contractually obligated reimbursements primarily due to our 2012 and 2013 acquisitions.

Income Taxes

Income taxes were $2.7 million in 2013, as compared to $1.4 million in 2012 and $1.5 million in 2011. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $13.0 million in 2013 and $7.9 million in 2012.  On a diluted per common share basis, these expenses represented $0.07 for 2013 and $0.06 for 2012.

Discontinued Operations

Operations from ten Realty Income investment properties, two Crest properties classified as held for sale at December 31, 2013, and properties previously sold, have been classified as discontinued operations.  The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2013	2012	2011
Gain on sales of investment properties	$64,743	$9,873	$5,193
Rental revenue	6,040	15,161	19,546
Tenant reimbursements	146	379	370
Other revenue	418	282	94
Depreciation and amortization	(1,761)	(3,916)	(5,568)
Property expenses (including reimbursable)	(916)	(2,529)	(2,518)
Provisions for impairment	(2,738)	(1,500)	(395)
Crest’s income from discontinued operations	1,171	683	688
Income from discontinued operations	$67,103	$18,433	$17,410
Per common share, basic and diluted	$0.35	$0.14	$0.14

Crest’s Assets and Property Sales

At December 31, 2013, Crest had an inventory of three properties, one of which was classified as held for investment. In addition to the three properties, Crest also held notes receivable of $18.7 million at December 31, 2013 and $18.9 million at December 31, 2012.

During 2013, Crest did not acquire any properties.  However, Crest sold one property in 2013 for $597,000, and recorded an impairment of $308,000 upon the sale of this property.  During 2012, Crest acquired one property for $890,000, but did not sell any properties.  During 2011, Crest did not buy or sell any properties.

Gain on Sales of Investment Properties by Realty Income

During 2013, we sold 75 investment properties for $134.2 million, which resulted in a gain of $64.7 million. The results of operations for these properties have been reclassified as discontinued operations.

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

At December 31, 2013, we classified real estate with a carrying amount of $12.0 million as held for sale on our balance sheet. In 2014, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in property sales for all of 2014.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Provisions for Impairment on Real Estate Acquired for Resale by Crest

During 2013, Crest recorded a provision for impairment of $308,000 for one property sold during the year.

During 2012 and 2011, Crest did not record any provisions for impairment.

Provisions for Impairment on Realty Income Investment Properties

In 2013, Realty Income recorded total provisions for impairment of $3.0 million.  Provisions for impairment of $2.7 million are included in income from discontinued operations on seven sold properties and one property classified as held for sale.  Additionally, during 2013, Realty Income recorded provisions for impairment of $290,000 on one property held for investment in the automotive service industry.  This provision for impairment is included in income from continuing operations.

In 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Provisions for impairment of $1.5 million are included in income from discontinued operations on six properties.  Additionally, during 2012, Realty Income recorded provisions for impairment of $3.6 million on four properties held for investment at December 31, 2012.  These provisions for impairment are included in income from continuing operations.

During 2011, Realty Income recorded total provisions for impairment of $405,000 on four properties.  These provisions for impairment are included in income from discontinued operations, except for $10,000 which is included in income from continuing operations.

Preferred Stock Dividends

Preferred stock dividends totaled $41.9 million in 2013, $40.9 million in 2012 and $24.3 million in 2011.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $203.6 million in 2013, an increase of $89.1 million as compared to $114.5 million in 2012. Net income available to common stockholders in 2011 was $132.8 million. Net income available to common stockholders in 2013 includes $13.0 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  Net income available to common stockholders in 2012 includes $7.9 million of merger-related costs related to the acquisition of ARCT, which represents $0.06 on a diluted per common share basis, and a $3.7 million charge for the excess of redemption value over carrying value of the Class D preferred shares, which represents $0.03 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of investment properties during 2013 were $64.7 million, as compared to gains from the sale of investment properties of $9.9 million during 2012 and a $5.7 million gain from the sale of properties during 2011.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)

FFO for 2013 increased by $188.1 million, or 72.1%, to $449.0 million, as compared to $260.9 million in 2012 and $249.4 million in 2011. FFO for 2013 includes $13.0 million for merger-related costs related to our acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.  FFO for 2012 includes $7.9 million of merger-related costs, which represents $0.06 on a diluted per common share basis, and a $3.7 million charge associated with the Class D preferred stock redemption in March 2012, which represents $0.03 on a diluted per common share basis.

We define normalized FFO as FFO excluding the merger-related costs for our 2013 acquisition of ARCT.  Normalized FFO for 2013 increased by $193.2 million, or 71.9%, to $462.0 million, as compared to $268.8 million in 2012 and $249.4 million in 2011.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2013	2012	2011

Net income available to common stockholders	$203,634	$114,538	$132,779
Depreciation and amortization:
Continuing operations	306,577	147,323	116,546
Discontinued operations	1,818	3,984	5,633
Depreciation allocated to noncontrolling interest	(1,009)	-	-
Depreciation of furniture, fixtures and equipment	(288)	(249)	(238)
Provisions for impairment on investment properties	3,028	5,139	405
Gain on sale of investment properties:
continuing operations	-	-	(540)
discontinued operations	(64,743)	(9,873)	(5,193)
FFO available to common stockholders	449,017	260,862	249,392
Merger-related costs	13,013	7,899	-
Normalized FFO available to common stockholders	$462,030	$268,761	$249,392

FFO per common share:
Basic	$2.34	$1.96	$1.98
Diluted	$2.34	$1.96	$1.98

Normalized FFO per common share,
Basic	$2.41	$2.02	$1.98
Diluted	$2.41	$2.02	$1.98

Distributions paid to common stockholders	$409,222	$236,348	$219,297

Normalized FFO in excess of distributions paid to common stockholders	$52,808	$32,413	$30,095

Weighted average number of common shares used for computation per share:
Basic	191,754,857	132,817,472	126,142,696
Diluted	191,781,622	132,884,933	126,189,399

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for 2013 increased by $188.9 million, or 68.9%, to $463.1 million, as compared to $274.2 million in 2012 and $253.4 million in 2011. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution), or other terms.

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

	2013	2012	2011
Net income available to common stockholders	$203,634	$114,538	$132,779
Cumulative adjustments to calculate FFO(1)	245,383	146,324	116,613
FFO available to common stockholders	449,017	260,862	249,392
Merger-related costs	13,013	7,899	-
Normalized FFO available to common stockholders	462,030	268,761	249,392
Provisions for impairment on Crest properties	308	-	-
Amortization of share-based compensation	20,785	10,001	7,873
Amortization of deferred financing costs(2)	4,436	2,786	2,074
Excess of redemption value over carrying value of Class D preferred share redemption	-	3,696	-
Amortization of net mortgage premiums	(9,481)	(665)	(189)
(Gain) loss on interest rate swaps	(878)	56	(4)
Capitalized leasing costs and commissions	(1,280)	(1,619)	(1,722)
Capitalized building improvements	(7,227)	(4,935)	(2,450)
Straight-line rent	(13,742)	(5,674)	(2,681)
Amortization of above and below-market leases	8,188	1,776	1,079
Total AFFO available to common stockholders	$463,139	$274,183	$253,372

AFFO per common share, basic and diluted:
Basic	$2.42	$2.06	$2.01
Diluted	$2.41	$2.06	$2.01

Distributions paid to common stockholders	$409,222	$236,348	$219,297

AFFO in excess of distributions paid to common stockholders	$53,917	$37,835	$34,075

Weighted average number of common shares used for computation per share:
Basic	191,754,857	132,817,472	126,142,696
Diluted	191,781,622	132,884,933	126,189,399

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

Of our 3,896 properties in our portfolio, approximately 97.7% or 3,807 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of December 31, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2013. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2014	$48.2	6.43%	$1.7	4.83%
2015	249.9	5.42%	25.6	4.68%
2016	521.2	5.39%	130.3	1.31%
2017	281.8	5.68%	26.2	5.05%
2018	364.8	2.15%	70.2	1.37%
Thereafter	2,425.3	5.18%	7.3	2.52%
Totals (1)	$3,891.2	4.99%	$261.3	2.09%
Fair Value (2)	$4,057.2		$261.5

(1)       Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At December 31, 2013, the unamortized balance of net premiums on mortgages payable is $28.9 million, and the unamortized balance of original issuance discounts on notes payable is $14.5 million.

(2)       We base the estimated fair value of the fixed rate senior notes at December 31, 2013 on the indicative market prices and recent trading activity of our notes payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2013 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at December 31, 2013.

The table incorporates only those exposures that exist as of December 31, 2013. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable have fixed interest rates, except three with a total value of $63.3 million, excluding net premiums, at December 31, 2013. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $128.0 million at December 31, 2013, a 1% change in interest rates would change our interest costs by $1.3 million per year.

Item 8:                              Financial Statements and Supplementary Data

A.                         Reports of Independent Registered Public Accounting Firm

B.                         Consolidated Balance Sheets,
December 31, 2013 and 2012

C.                         Consolidated Statements of Income,
Years ended December 31, 2013, 2012 and 2011

D.                        Consolidated Statements of Equity,
Years ended December 31, 2013, 2012 and 2011

E.                         Consolidated Statements of Cash Flows,
Years ended December 31, 2013, 2012 and 2011

F.                          Notes to Consolidated Financial Statements

G.                        Consolidated Quarterly Financial Data
(unaudited) for 2013 and 2012

H.                         Schedule III Real Estate and Accumulated Depreciation

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 14, 2014

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

	2013	2012
ASSETS
Real estate, at cost:
Land	$2,791,147	$1,999,820
Buildings and improvements	7,108,328	3,920,865
Total real estate, at cost	9,899,475	5,920,685
Less accumulated depreciation and amortization	(1,114,888)	(897,767)
Net real estate held for investment	8,784,587	5,022,918
Real estate held for sale, net	12,022	19,219
Net real estate	8,796,609	5,042,137
Cash and cash equivalents	10,257	5,248
Accounts receivable, net	39,323	21,659
Acquired lease intangible assets, net	935,459	242,125
Goodwill	15,660	16,945
Other assets, net	127,133	101,234
Total assets	$9,924,441	$5,429,348

LIABILITIES AND EQUITY
Distributions payable	$41,452	$23,745
Accounts payable and accrued expenses	102,511	70,426
Acquired lease intangible liabilities, net	148,250	26,471
Other liabilities	44,030	26,059
Lines of credit payable	128,000	158,000
Term loan	70,000	-
Mortgages payable, net	783,360	175,868
Notes payable, net	3,185,480	2,535,985
Total liabilities	4,503,083	3,016,554

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012	609,363	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 207,485,073 shares issued and outstanding as of December 31, 2013 and 133,452,411 shares issued and outstanding at December 31, 2012	5,767,878	2,572,092
Distributions in excess of net income	(991,794)	(768,661)
Total stockholders’ equity	5,385,447	2,412,794
Noncontrolling interests	35,911	-
Total equity	5,421,358	2,412,794
Total liabilities and equity	$9,924,441	$5,429,348

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011

(dollars in thousands, except per share data)

	2013	2012	2011
REVENUE
Rental	$747,570	$466,498	$400,972
Tenant reimbursements	24,944	14,619	9,776
Other	5,861	1,730	1,612
Total revenue	778,375	482,847	412,360

EXPENSES
Depreciation and amortization	306,577	147,323	116,546
Interest	180,916	122,542	108,301
General and administrative	56,827	37,998	30,954
Property (including reimbursable)	38,838	21,297	15,457
Income taxes	2,734	1,430	1,470
Merger-related costs	13,013	7,899	-
Provisions for impairment	290	3,639	10
Total expenses	599,195	342,128	272,738
Income from continuing operations	179,180	140,719	139,622
Income from discontinued operations	67,103	18,433	17,410
Net income	246,283	159,152	157,032
Net income attributable to noncontrolling interests	(719)	-	-
Net income attributable to the Company	245,564	159,152	157,032
Preferred stock dividends	(41,930)	(40,918)	(24,253)
Excess of redemption value over carrying value of preferred shares redeemed (see note 10)	-	(3,696)	-
Net income available to common stockholders	$203,634	$114,538	$132,779

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.71	$0.72	$0.91
Diluted	$0.71	$0.72	$0.91
Net income:
Basic	$1.06	$0.86	$1.05
Diluted	$1.06	$0.86	$1.05
Weighted average common shares outstanding:
Basic	191,754,857	132,817,472	126,142,696
Diluted	191,781,622	132,884,933	126,189,399

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions	Total
	preferred	common	paid in	paid in	in excess of	stockholders’	Noncontrolling	Total
	stock	stock	capital	capital	net income	equity	interests	equity

Balance, December 31, 2010	13,900,000	118,058,988	$337,790	$2,066,287	$(557,112)	$1,846,965	$-	$1,846,965
Net Income	-	-	-	-	157,032	157,032	-	157,032
Distributions paid and payable	-	-	-	-	(245,904)	(245,904)	-	(245,904)
Shares issued in stock offerings, net of offering costs of $25,200	-	14,925,000	-	489,236	-	489,236	-	489,236
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	59,605	-	1,930	-	1,930	-	1,930
Share-based compensation	-	179,745	-	5,595	-	5,595	-	5,595

Balance, December 31, 2011	13,900,000	133,223,338	337,790	2,563,048	(645,984)	2,254,854	-	2,254,854
Net Income	-	-	-	-	159,152	159,152	-	159,152
Distributions paid and payable	-	-	-	-	(278,133)	(278,133)	-	(278,133)
Shares issued in stock offerings, net of offering costs of $13,773	16,350,000	-	395,377	-	-	395,377	-	395,377
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	55,598	-	2,051	-	2,051	-	2,051
Preferred shares redeemed	(5,100,000)	-	(123,804)	-	(3,696)	(127,500)	-	(127,500)
Share-based compensation	-	173,475	-	6,993	-	6,993	-	6,993

Balance, December 31, 2012	25,150,000	133,452,411	609,363	2,572,092	(768,661)	2,412,794	-	2,412,794
Net Income	-	-	-	-	245,564	245,564	719	246,283
Distributions paid and payable	-	-	-	-	(468,697)	(468,697)	(1,371)	(470,068)
Shares issued in stock offerings, net of offering costs of $55,359	-	27,025,000	-	1,133,574	-	1,133,574	-	1,133,574
Shares issued in conjunction with acquisition of ARCT, net of our shares owned by ARCT	-	45,364,435	-	1,997,850	-	1,997,850	-	1,997,850
Issuance of preferred and common units	-	-	-	-	-	-	36,563	36,563
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	1,449,139	-	55,244	-	55,244	-	55,244
Share-based compensation	-	194,088	-	9,118	-	9,118	-	9,118

Balance, December 31, 2013	25,150,000	207,485,073	$609,363	$5,767,878	$(991,794)	$5,385,447	$35,911	$5,421,358

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,283	$159,152	$157,032
Adjustments to net income:
Depreciation and amortization	306,577	147,323	116,546
Income from discontinued operations	(67,103)	(18,433)	(17,410)
Amortization of share-based compensation	20,785	10,001	7,873
Non-cash rental revenue adjustments	(5,554)	(3,898)	(1,602)
Amortization of net premiums on mortgages payable	(9,481)	(665)	(189)
Amortization of deferred financing costs	9,364	6,849	5,265
Gain on sale of real estate	-	-	(540)
Provisions for impairment on real estate held for investment	290	3,639	10
Other non-cash adjustments	-	(301)	-
Cash provided by discontinued operations:
Real estate	7,224	14,044	18,245
Proceeds from sale of real estate	597	-	-
Collection of notes receivable by Crest	209	90	3,032
Change in assets and liabilities, other than from the impact of our acquisition of American Realty Capital Trust, Inc., or ARCT
Accounts receivable and other assets	(3,131)	483	2,511
Accounts payable, accrued expenses and other liabilities	12,846	8,185	8,179
Net cash provided by operating activities	518,906	326,469	298,952
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties, net of cash received	(1,429,483)	(1,015,725)	(953,175)
Improvements to real estate, including leasing costs	(8,507)	(6,554)	(4,172)
Proceeds from sales of real estate:
Continuing operations	8	23	2,078
Discontinued operations	126,785	50,563	22,049
Loans receivable	(10,656)	(34,876)	(1,593)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(10,158)	(1,805)	(50)
Net cash used in investing activities	(1,332,011)	(1,008,374)	(934,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(409,222)	(236,348)	(219,297)
Cash dividends to preferred stockholders	(41,930)	(39,445)	(24,253)
Borrowings on line of credit	2,624,700	1,074,000	612,800
Payments on line of credit	(2,654,700)	(1,153,400)	(375,400)
Proceeds from notes and bonds payable issued	750,000	800,000	150,000
Principal payment on notes payable	(100,000)	-	-
Principal payments on mortgages payable	(32,603)	(11,729)	(279)
Proceeds from term loan	70,000	-	-
Repayment of ARCT line of credit	(317,207)	-	-
Repayment of ARCT term loan	(235,000)	-	-
Proceeds from common stock offerings, net	1,133,574	-	489,236
Proceeds from preferred stock offerings, net	-	395,377	-
Redemption of preferred stock	-	(127,500)	-
Distributions to noncontrolling interests	(1,216)	-	-
Debt issuance costs	(10,666)	(16,979)	(9,864)
Proceeds from dividend reinvestment and stock purchase plan, net	55,806	2,159	1,894
Other items, including shares withheld upon vesting	(13,422)	(3,147)	(2,368)
Net cash provided by financing activities	818,114	682,988	622,469
Net increase (decrease) in cash and cash equivalents	5,009	1,083	(13,442)
Cash and cash equivalents, beginning of year	5,248	4,165	17,607
Cash and cash equivalents, end of year	$10,257	$5,248	$4,165

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

1.         Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2013, we owned 3,896 properties, located in 49 states and Puerto Rico, containing over 62.6 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.                               Summary of Significant Accounting Policies

Federal Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of our taxable REIT subsidiaries, which are included in discontinued operations. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

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

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property. In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, and was deemed to be liquidated for Federal income tax purposes; the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2013, we have built-in gains of $59 million with respect to such properties. We do not expect that we will be required to pay income tax on the built-in gains in these properties. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction after 2013 but before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

Net Income Per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares outstanding, for the period by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2013	2012	2011
Weighted average shares used for the basic net income per share computation	191,754,857	132,817,472	126,142,696
Incremental shares from share-based compensation	26,765	67,461	46,703
Weighted average shares used for diluted net income per share computation	191,781,622	132,884,933	126,189,399
Unvested shares from share-based compensation that were anti-dilutive	59,629	17,570	13,020
Partnership common units convertible to common shares that were anti-dilutive	851,568	-	-

Discontinued Operations. Operations from ten Realty Income investment properties, two properties owned by our wholly owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, and properties previously sold, were reported as discontinued operations at December 31, 2013. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2013	2012	2011
Gain on sales of investment properties	$64,743	$9,873	$5,193
Rental revenue	6,040	15,161	19,546
Tenant reimbursements	146	379	370
Other revenue	418	282	94
Depreciation and amortization	(1,761)	(3,916)	(5,568)
Property expenses (including reimbursable)	(916)	(2,529)	(2,518)
Provisions for impairment	(2,738)	(1,500)	(395)
Crest’s income from discontinued operations	1,171	683	688
Income from discontinued operations	$67,103	$18,433	$17,410
Per common share, basic and diluted	$0.35	$0.14	$0.14

Revenue Recognition and Accounts Receivable. All leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements.  Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $498,000 at December 31, 2013 and $448,000 at December 31, 2012.

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $5.9 million in 2013, $1.7 million in 2012 and $1.6 million in 2011.

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

Cash Equivalents. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash equivalents are primarily investments in United States government money market funds.

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

Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: (1) market conditions, (2) industry that the tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant’s business, and/or (6) real estate valuations, prepared either internally or by an independent valuation firm.  Our methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions include both observable market data (and thus should be categorized as level 2 on FASB’s three-level valuation hierarchy) and unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB’s three-level valuation hierarchy).

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

The aggregate value of other acquired intangible assets consists of the fair value of in-place leases and tenant relationships, as applicable. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases and expected below-market renewal option periods.

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

In allocating noncontrolling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.

Depreciation and Amortization. Land, buildings and improvements are recorded and stated at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction, development, construction, interest and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	25 years or 35 years
Building improvements	4 to 15 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

Provisions for Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

In 2013, Realty Income recorded total provisions for impairment of $3.0 million.  Provisions for impairment of $2.7 million are included in income from discontinued operations on seven sold properties and one property classified as held for sale, in the following industries: one in the automotive parts industry, one in the automotive service industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, and two in the restaurant-casual dining industry.  Additionally, during 2013, Realty Income recorded provisions for impairment of $290,000 on one property held for investment in the automotive service industry.  This provision for impairment is included in income from continuing operations.

In 2013, Crest also recorded a provision for impairment of $308,000 on one sold property in the restaurant-casual dining industry, which is included in income from discontinued operations.

In 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Provisions for impairment of $1.5 million are included in income from discontinued operations on six properties in the following industries: one in the automotive parts industry, one in the automotive tire services industry, one in the automotive service industry, one in the child care industry, one in the convenience store industry, and one in the home improvement industry.  Additionally, during 2012, Realty Income recorded provisions for impairment of $3.6 million on four properties held for investment at December 31, 2012, in the restaurant-casual dining industry.  These provisions for impairment are included in income from continuing operations.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired.  During our tests for impairment of goodwill, during the second quarters of 2013, 2012 and 2011, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill during 2013, 2012 or 2011.

Equity Offering Costs.  Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in-capital on our consolidated balance sheets.

Noncontrolling Interests.  Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity.  Investments in noncontrolling interests are recorded initially at fair value based on the price of the applicable units issued, and subsequently adjusted each period for distributions, contributions and the allocation of net income attributable to the noncontrolling interests.

As consideration for two separate acquisitions during 2013, partnership units of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These common units (discussed in footnote 12) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities, consolidate them in our financial statements, and record the partnership units held by third parties as noncontrolling interests.

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

Reclassifications. In order to conform to the 2013 presentation, certain of the 2012 and 2011 balances have been reclassified on our consolidated financial statements, including the following:

-        Discontinued operations, in order to report the results of properties that either have been sold or are classified as held for sale; and

-        Lease intangible assets and liabilities, which were previously reported as a component of other assets, net, and other liabilities, net, are disclosed separately on our consolidated balance sheets due to the significance of recent acquisitions.

Revisions. Certain of the 2012 and 2011 balances have been revised on our consolidated financial statements as follows:

-        Tenant reimbursements as a component of total revenue and reimbursable property expenses as a component of total property expenses, which were previously reported on a net basis within property expenses, are reported on a gross basis on our consolidated statements of income; and

-        Unamortized original issuance discounts on our notes payable, which were previously reported as a component of other assets, net, are reported net of our notes payable on our consolidated balance sheets.

3.                         Supplemental Detail for Certain Components of Consolidated Balance Sheets

	December 31,	December 31,
A. Other assets, net, consist of the following (dollars in thousands) at:	2013	2012
Loans receivable	$48,844	$35,126
Deferred financing costs on notes payable, net	19,856	15,672
Notes receivable issued in connection with property sales	19,078	19,300
Prepaid expenses	11,674	9,489
Restricted escrow deposits	10,158	1,805
Credit facility origination costs, net	7,146	8,188
Impounds related to mortgages payable	5,555	-
Corporate assets, net	1,259	909
Deferred financing costs on mortgages payable, net	1,219	1,541
Deferred financing costs on term loan, net	248	-
Note receivable issued in connection with acquisition	-	8,780
Other items	2,096	424
	$127,133	$101,234

B. Acquired lease intangible assets, net, consist of the following	December 31,	December 31,
(dollars in thousands) at:	2013	2012
Acquired in-place leases	$843,616	$235,914
Accumulated amortization of acquired in-place leases	(95,084)	(29,601)
Acquired above-market leases	207,641	40,389
Accumulated amortization of acquired above-market leases	(20,714)	(4,577)
	$935,459	$242,125

C. Distributions payable consist of the following declared	December 31,	December 31,
distributions (dollars in thousands) at:	2013	2012
Common stock distributions	$37,797	$20,251
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	161	-
	$41,452	$23,745

D. Accounts payable and accrued expenses consist of the	December 31,	December 31,
following (dollars in thousands) at:	2013	2012
Notes payable - interest payable	$55,616	$40,061
Accrued costs on properties under development	14,058	8,595
Mortgages payable - accrued interest payable	2,790	648
Other items	30,047	21,122
	$102,511	$70,426

E. Acquired lease intangible liabilities, net, consist of the	December 31,	December 31,
following (dollars in thousands) at:	2013	2012
Acquired below-market leases	$158,703	$28,975
Accumulated amortization of acquired below-market leases	(10,453)	(2,504)
	$148,250	$26,471

F. Other liabilities consist of the following	December 31,	December 31,
(dollars in thousands) at:	2013	2012
Rent received in advance	$31,144	$20,929
Preferred units issued upon acquisition of ARCT	6,750	-
Security deposits	6,136	5,130
	$44,030	$26,059

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

The acquisition of ARCT provided benefits to Realty Income, including accretion to net earnings, growth in the size of our real estate portfolio, diversification of industries and property type, and increase in the percentage of investment grade tenants.

With this acquisition, we added 515 properties to our portfolio.  The final allocation of the purchase price reflects aggregate consideration of approximately $2.1 billion, as calculated below (in thousands):

Consideration associated with equity issued (1)	$2,027,753
Cash consideration paid to previous owners of ARCT (2)	56,216
Total purchase consideration	$2,083,969

(1) Includes the value associated with the issuance of the Tau Operating Partnership units discussed in 4.C. below.

(2) Includes a $55.5 million cash payment on 158,505,108 ARCT common shares outstanding at the acquisition date.

We have accounted for the ARCT acquisition in accordance with ASC 805, Business Combinations.  The following table summarizes our final purchase price allocation, which represents our acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Assets:
Real estate	$2,674,464
Acquired lease intangible assets	561,289
Cash and cash equivalents, accounts receivable, and other assets, net	41,371
Total Assets	3,277,124

Liabilities:
Lines of credit payable	317,207
Term loan	235,000
Mortgages payable	538,960
Acquired lease intangible liabilities	79,690
Accounts payable, accrued expenses, and other liabilities, net	22,298
Total Liabilities	1,193,155
Fair value of net assets acquired	$2,083,969

The final allocation of the purchase price was based on our assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs.

Investments in Real Estate Properties. We determined the fair value generally by applying an income approach methodology using both direct capitalization and discounted cash flow analysis. Key assumptions include capitalization and discount rates. Our valuations were based, in part, on valuations prepared by an independent valuation firm.

Acquired Lease Intangibles. The fair value of in-place leases was calculated based upon our estimate of the costs to obtain tenants in each of the applicable markets. An asset or liability was recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. Our valuations of the intangible assets were based, in part, on valuations prepared by an independent valuation firm.

Debt. The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities.

B.  Transaction Costs

In connection with our acquisition of ARCT, we incurred total merger-related transaction costs of approximately $21 million, which include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes. During 2013, we incurred $13.0 million of the $21 million of total merger-related transaction costs, which are included in income from continuing operations.  In 2012, we incurred $7.9 million of these total merger-related transaction costs.

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

The common units do not have voting rights, are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock at our option and at a conversion ratio of one to one.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the common units meet the requirements to qualify for presentation as permanent equity.  See note 12 for the change in the carrying value of these common units from January 22, 2013 through December 31, 2013.

The Tau Operating Partnership preferred units have also been recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheet.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of December 31, 2013, the preferred units have a carrying value of $6.75 million.

D.  Litigation

In connection with our acquisition of ARCT, one action remains pending in the Supreme Court of the State of New York for New York, New York under the consolidated caption In re American Realty Capital Trust Shareholders Litigation, No. 65330-2012 (the “New York Action”).  On November 9, 2012, the Court granted defendants’ motion to stay the New York Action, which currently remains stayed.  We believe this pending matter will not have a material impact on our financial position or results of operations.

5.         Investments in Real Estate

We acquire the land, buildings and improvements that are necessary for the successful operations of commercial tenants.

A.           2013 and 2012 Acquisitions

During 2013, Realty Income invested $1.51 billion in 459 new properties and properties under development or expansion (in addition to our acquisition of ARCT, which is discussed in more detail in note 4), with an initial weighted average contractual lease rate of 7.1%. The 459 new properties and properties under development or expansion, are located in 40 states, will contain approximately 9.0 million leasable square feet, and are 100% leased with a weighted average lease term of 14.0 years. The tenants occupying the new properties operate in 23 industries and the property types consist of 83.8% retail, 9.2% office, 4.9% industrial and distribution, and 2.1% manufacturing, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of 515 properties of American Realty Capital Trust, Inc., or ARCT, which were added to our real estate portfolio during the first quarter of 2013.  Our combined total investment in real estate assets during 2013 was $4.67 billion in 974 new properties and properties under development or expansion.  During 2013, none of our investments caused any one tenant to be 10% or more of our total assets at December 31, 2013.

The 515 properties added to our real estate portfolio as a result of the ARCT acquisition, are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet, and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants, occupying the 515 properties acquired, operate in 28 industries and the property types consist of 54.0% retail, 32.6% industrial and distribution, and 13.4% office, based on rental revenue.  We recorded ARCT merger-related transaction costs of $13.0 million in 2013 and $7.9 million in 2012.

Additionally, in September 2013, we purchased a property for $45.4 million in San Diego, California, which will serve as our new corporate headquarters. We plan on relocating to this facility during the second half of 2014.

The $4.67 billion invested during 2013 was allocated as follows: $805.5 million to land, $3.21 billion to buildings and improvements, $772.7 million to intangible assets related to leases, $13.6 million to other assets, net, and $128.6 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2013 generated total revenues of $225.3 million and income from continuing operations of $44.0 million.

The purchase price allocation for $120.8 million of the $4.67 billion invested by us in 2013 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2014. In 2013, we finalized the purchase price allocations for $106.4 million invested in the second half of 2012.  There were no material changes to our consolidated financial statements as a result of the finalization of purchase price allocations during 2013.

In comparison, during 2012, Realty Income invested $1.16 billion in 439 properties and properties under development or expansion, with an initial weighted average contractual lease rate of 7.2%. The 439 properties and properties under development or expansion, are located in 38 states, will contain over 10.5 million leasable square feet, and are 100% leased with an average lease term of 13.8 years. The tenants occupying the new properties operated in 23 industries and the property types consisted of 79.6% retail, 11.3% industrial and distribution, 8.3% manufacturing, and 0.8% office, based on rental revenue.

The $1.16 billion invested during 2012 was allocated as follows: $289.2 million to land, $768.4 million to buildings and improvements, $104.8 million to intangible assets, $34.9 million to other assets, net, and $33.2 million to intangible and assumed liabilities. We also recorded mortgage premiums of $10.0 million.  The majority of our 2012 acquisitions were cash purchases, except for eight transactions that included the assumption of $110.5 million of mortgages payable.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2012 generated total revenues of $23.9 million and income from continuing operations of $9.8 million.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (which is calculated by multiplying the capitalization rate determined by the lease by our projected total investment in the property, including land, construction and capitalized interest costs) for the first full year of each lease, divided by such projected total investment in the property.  Of the $4.67 billion we invested during 2013, $39.6 million was invested in 21 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.           Acquisition Transaction Costs

Acquisition transaction costs (excluding ARCT merger-related costs) of $2.1 million and $2.4 million, respectively, were recorded to general and administrative expense on our consolidated statements of income for 2013 and 2012.

C.           Investments in Existing Properties

During 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.  During 2012, we capitalized costs of $6.6 million on existing properties in our portfolio, consisting of $1.62 million for re-leasing costs and $4.93 million for building and tenant improvements.

D.           Properties with Existing Leases

Of the $4.67 billion we invested during 2013, approximately $4.32 billion was used to acquire 799 properties with existing leases. Associated with these 799 properties, we recorded $602.8 million as the intangible value of the in-place leases, $169.9 million as the intangible value of above-market leases and $128.6 million as the intangible value of below-market leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheet, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheet

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for 2013, 2012, and 2011, were $65.5 million, $15.6 million, and $8.3 million, respectively.

The values of the above-market and below-market leases are amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases, for 2013, 2012 and 2011, were $8.2 million, $1.8 million, and $1.1 million, respectively.

If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at December 31, 2013 (in thousands):

	Net decrease	Increase to
	to rental	amortization
	revenue	expense
2014	$(7,708)	$75,164
2015	(7,785)	72,616
2016	(7,797)	72,210
2017	(7,794)	70,986
2018	(7,535)	68,649
Thereafter	(58)	388,907

Totals	$(38,677)	$748,532

E.           Unaudited Pro Forma Information

The following pro forma total revenue and income from continuing operations, for 2013 and 2012, assumes all of our 2013 acquisitions, including ARCT, occurred on January 1, 2012 (in millions).  This pro forma supplemental information does not include: (1) the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions or any strategies that management has or may consider in order to continue to efficiently manage our operations, and (2) ARCT’s historical operational costs, including general and administrative costs and property expenses.  Additionally, this information does not purport to be indicative of what our operating results would have been, had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results.  For purposes of calculating these pro-forma amounts, we assumed that merger-related costs of approximately $12.5 million, which represent the merger-related costs incurred after consummation of our ARCT acquisition, occurred on January 1, 2012.  Other than these items specified above, no material, non-recurring pro-forma adjustments were included in the calculation of this information.

		Income from
	Total	continuing
Dollars in millions	revenue	operations
Supplemental pro forma for the year ended December 31, 2013	$848.6	$223.3
Supplemental pro forma for the year ended December 31, 2012	$772.6	$212.8

6.         Credit Facility

In October 2013, we increased our unsecured acquisition credit facility from $1.0 billion to $1.5 billion.  The initial term of the credit facility expires in May 2016 and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2013, credit facility origination costs of $7.1 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1.5 billion credit facility.

At December 31, 2013, we had a borrowing capacity of $1.372 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $128.0 million, as compared to an outstanding balance of $158.0 million at December 31, 2012.

The average interest rate on outstanding borrowings under our credit facilities was 1.3% during 2013, 1.6% during 2012, and was 2.1% during 2011. At December 31, 2013, the effective interest rate was 1.2%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations.  At December 31, 2013, we remain in compliance with these covenants.

7.     Mortgages Payable

During 2013, we assumed mortgages totaling $630.0 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. Of the $630.0 million of mortgages assumed during 2013, approximately $608.8 million is considered non-recourse with limited customary exceptions for items such as bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property and uninsured losses.  Approximately $6.6 million has full recourse to Realty Income, and the remaining $14.6 million of the assumed debt is not guaranteed by and is non-recourse to Realty Income.  We expect to pay off the mortgages as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  We intend to continue to primarily identify property acquisitions that are free from mortgage indebtedness.  We repaid four mortgages in full during 2013, including one in August for $11.7 million and three in December for $23.1 million. One of the mortgages repaid in December was related to a mortgage previously assumed during 2013.

During 2013, aggregate net premiums totaling $28.4 million were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $10.0 million recorded in 2012. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At December 31, 2013, we remain in compliance with these covenants.

As a result of assuming mortgages payable, we incurred deferred financing costs of $211,000 in 2013 and $1.1 million in 2012, which are classified as part of other assets, net, on our consolidated balance sheets.  The balance of these deferred financing costs was $1.2 million at December 31, 2013 and $1.5 million at December 31, 2012 which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2013 and 2012, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance	Balance
12/31/13	227	5.3%	3.9%	4.3	$754,508	$28,852	$783,360
12/31/12	11	5.8%	4.4%	4.8	$165,927	$9,941	$175,868

(1) At December 31, 2013, there were 47 mortgages on 227 properties, while at December 31, 2012, there were 13 mortgages on 11 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for: (1) a $23.6 million mortgage maturing on June 10, 2015 with a floating variable interest rate calculated as the sum of the current one month LIBOR plus 4.5%, not to exceed an all-in interest rate of 5.5%, (2) a $8.3 million mortgage maturing on September 3, 2021, with a floating interest rate calculated as the sum of the current one month LIBOR plus 2.4%, and (3) a $32.4 million mortgage maturing on April 10, 2017, which is fixed at 5.07% through December 28, 2015, but is reset to the greater of 4.0%, or the two-year swap rate plus 2.75% thereafter.  As part of the $8.3 million mortgage payable assumed in 2012, we also acquired an interest rate swap which essentially fixes the interest rate on this mortgage payable at 6.0%.  As part of the $32.4 million mortgage payable assumed in 2013, we have the opportunity to prepay the mortgage at par on December 28, 2015, prior to the variable interest rate reset.  As part of two mortgages totaling $8.8 million that matured on December 28, 2013, we also acquired an $8.8 million note receivable, upon which we received interest income at a stated rate of 8.1% through December 28, 2013.

(2) Stated interest rates ranged from 2.5% to 6.9% at December 31, 2013, while stated interest rates ranged from 2.6% to 8.3% at December 31, 2012.

(3) Effective interest rates ranged from 2.4% to 9.2% at December 31, 2013, while effective interest rates ranged from 2.7% to 8.3% at December 31, 2012.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $28.9 million, as of December 31, 2013 (dollars in millions):

Year of
Maturity
2014	$49.9
2015	125.5
2016	248.5
2017	133.0
2018	15.0
Thereafter	182.6
Totals	$754.5

8.         Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap, which essentially fixes our per annum interest rate on the term loan at 2.15%.  The interest rate swap has a nominal value at December 31, 2013.  As a result of entering into our term loan, we incurred deferred financing costs of $303,000, which are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs was $248,000, which are classified as part of other assets, net, on our consolidated balance sheet at December 31, 2013.

9.         Notes Payable

A.           General

Our senior unsecured notes and bonds consisted of the following, sorted by maturity date (dollars in millions):

	December 31,	December 31,
	2013	2012
5.375% notes, issued in March 2003 and repaid in March 2013	$-	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	-
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
Total principal amount	3,200	2,550
Unamortized original issuance discounts	(15)	(14)
	$3,185	$2,536

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2013, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2014	$-
2015	150
2016	275
2017	175
2018	350
Thereafter	2,250
Totals	$3,200

As of December 31, 2013, the weighted average interest rate on our notes and bonds payable was 4.9% and the weighted average remaining years until maturity was 7.6 years.

Interest incurred on all of the notes and bonds was $138.9 million for 2013, $110.4 million for 2012 and $101.5 million for 2011. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2013, we remain in compliance with these covenants.

B.           Note Repayment

In March 2013, we repaid the $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

C.           Note Issuances

In July 2013, we issued $750 million of 4.65% senior unsecured notes due August 2023, or the 2023 Notes.  The price to the investors for the 2023 Notes was 99.775% of the principal amount for an effective yield of 4.678% per annum.  The total net proceeds of approximately $741.4 million from this offering were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.  Interest is paid semiannually on the 2023 Notes.

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

10.        Issuance and Redemption of Preferred Stock

A.         In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, at a price of $25.00 per share. Since December 2011, the shares of Class E preferred stock are redeemable at our option, for $25.00 per share. During 2013, 2012 and 2011, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2013, a monthly dividend of $0.140625 per share was payable and was paid in January 2014.

B.         In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at a price of $25.00 per share, including 1.95 million shares purchased by the underwriters upon the exercise of their overallotment option.  In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs totaling $13.8 million, we received total net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, or Class D preferred stock, and the balance was used to repay a portion of the borrowings under our credit facility.  Beginning February 15, 2017, the shares of Class F preferred stock are redeemable at our option, for $25.00 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days.  Thereafter, dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During 2012, we paid ten monthly dividends to holders of our Class F preferred stock totaling $1.4124147, or $22.6 million.  During 2013, we paid twelve monthly dividends to holders of our Class F preferred stock totaling $1.656252, or $27.1 million, and at December 31, 2013, a monthly dividend of $0.138021 per share was payable and was paid in January 2014.

C.         We redeemed all of the 5.1 million shares of our Class D preferred stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million for 2012, representing the Class D preferred stock original issuance costs that we paid in 2004.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

11.        Issuance of Common Stock

In October 2013, we issued 9,775,000 shares of common stock at a price of $40.63 per share, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.7 million, the net proceeds of approximately $378.5 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

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

12.     Noncontrolling Interests

In June 2013, we completed the acquisition of a portfolio of properties by issuing units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at December 31, 2013.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests, including Tau Operating Partnership units which are discussed in note 4, through December 31, 2013 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued	$13,962	$22,601	$36,563
Distributions	(691)	(680)	(1,371)
Allocation of net income	218	501	719
Carrying value at December 31, 2013	$13,489	$22,422	$35,911

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remain outstanding as of December 31, 2013.

(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013 and remain outstanding as of December 31, 2013.

13.        Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2013	2012	2011
January	$0.1517500	$0.1455000	$0.1442500
February	0.1809167	0.1455000	0.1442500
March	0.1809167	0.1455000	0.1442500
April	0.1812292	0.1458125	0.1445625
May	0.1812292	0.1458125	0.1445625
June	0.1812292	0.1458125	0.1445625
July	0.1815417	0.1461250	0.1448750
August	0.1815417	0.1461250	0.1448750
September	0.1815417	0.1511250	0.1448750
October	0.1818542	0.1514375	0.1451875
November	0.1818542	0.1514375	0.1451875
December	0.1818542	0.1514375	0.1451875

Total	$2.1474587	$1.7716250	$1.7366250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2013	2012	2011
Ordinary income	$1.3153791	$1.3367481	$1.3787863
Nontaxable distributions	0.8320796	0.4348769	0.3578387
Totals	$2.1474587	$1.7716250	$1.7366250

At December 31, 2013, a distribution of $0.1821667 per common share was payable and was paid in January 2014.  At December 31, 2012, a distribution of $0.15175 per common share was payable and was paid in January 2013.

B.         Class D Preferred Stock

Prior to the redemption of the Class D preferred stock in March 2012, dividends of $0.1536459 per share were paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $2.0 million in 2012 and $9.4 million in 2011.  For 2012 and 2011, dividends paid per share in the amounts of $0.3841147 and $1.8437508, respectively, were characterized as ordinary income for federal income tax purposes.

C.         Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2013, 2012 and 2011. For 2013, 2012 and 2011, dividends paid per share in the amount of $1.6875 were characterized as ordinary income for federal income tax purposes.

D.         Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  We declared dividends to holders of our Class F preferred stock totaling $27.1 million in 2013 and $22.6 million in 2012.  For 2013 and 2012, dividends paid per share of $1.656252 and $1.4124147, respectively, were characterized as ordinary income for federal income tax purposes.

14.        Operating Leases

A.         At December 31, 2013, we owned 3,896 properties in 49 states and Puerto Rico, plus an additional three properties owned by Crest. Of the 3,896 properties, 3,876, or 99.5%, are single-tenant properties, and the remaining twenty are multi-tenant properties. At December 31, 2013, 70 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $2.9 million for 2013, $2.1 million for 2012 and $1.4 million for 2011, including amounts recorded to discontinued operations of $115,000 in 2013, $163,000 in 2012 and $70,000 in 2011.

At December 31, 2013, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2014	$809,394
2015	796,822
2016	782,480
2017	763,348
2018	740,078
Thereafter	5,074,496
Total	$8,966,618

B.         Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2013, 2012 or 2011.

15.        Gain on Sales of Investment Properties

During 2013, we sold 75 investment properties for $134.2 million, which resulted in a gain of $64.7 million.  The results of operations for these properties have been reclassified as discontinued operations for all periods presented.

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

During 2013, Crest sold one property for $597,000, which resulted in no gain. The results of operations for this property have been reclassified as discontinued operations.  During 2012 and 2011, Crest did not sell any properties.

16.        Fair Value of Financial Instruments

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, lines of credit payable, term loan and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales or acquired in connection with an acquisition, mortgages payable (which includes net mortgage premiums) and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At December 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.1	$21.1
Mortgages payable assumed in connection with acquisitions	783.4	780.0
Notes payable, net of unamortized original issuance discounts	3,185.5	3,340.7

	Carrying value per	Estimated fair
At December 31, 2012	balance sheet	value
Notes receivable issued in connection with property sales	$19.3	$20.5
Note receivable issued in connection with an acquisition	8.8	8.8
Mortgages payable assumed in connection with acquisitions	175.9	176.7
Notes payable, net of unamortized original issuance discounts	2,536.0	2,827.1

The estimated fair values of our notes receivable issued in connection with property sales or acquired in connection with an acquisition, and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable, is categorized as level three on the three-level valuation hierarchy.

The estimated fair values of our senior notes and bonds payable is based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our notes and bonds payable, is categorized as level two on the three-level valuation hierarchy.

17.        Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $166.1 million in 2013, $112.5 million in 2012, and $102.0 million in 2011.

Interest capitalized to properties under development was $537,000 in 2013, $498,000 in 2012, and $438,000 in 2011.

Cash paid for income taxes was $2.1 million in 2013, $1.0 million in 2012, and $871,000 in 2011.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     Share-based compensation expense was $20.8 million for 2013, $10.0 million for 2012 and $7.9 million for 2011.

B.  See “Provisions for Impairment” in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

C.  During 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $19.5 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $79.7 million, (7) other liabilities of $29.0 million, and (8) noncontrolling interests of $14.0 million.

D.   During 2013, we acquired mortgages payable, (excluding the mortgages payable discussed in items C. and E.) to third-party lenders of $81.3 million and recorded $6.1 million of net premiums related to property acquisitions.  During 2012, we assumed $110.5 million of mortgages payable to third-party lenders and recorded $10.0 million of net premiums.  During 2011, we assumed $67.4 million of mortgages payable to third-party lenders and recorded $820,000 of net premiums.

E.   During 2013, we acquired $55.9 million of real estate through the assumption of a $32.4 million mortgage payable, the issuance of 534,546 units by Realty Income, L.P. and cash of $1.0 million.  We recorded a mortgage discount of $386,000 related to this acquisition.

F.  During 2013, we acquired real estate for $7.4 million via exchanges of our properties.

G.  During 2013, we recorded receivables of $1.9 million for the taking of two investment properties as a result of an eminent domain action.  These receivables are included in other assets, net, on our consolidated balance sheet at December 31, 2013.

H.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $5.5 million, $3.8 million and $3.7 million at December 31, 2013, 2012 and 2011, respectively.

18.        Employee Benefit Plan

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $20.8 million during 2013, $10.0 million during 2012, and $7.9 million during 2011.

The following table summarizes our common stock grant activity under our 2012 Plan and the previous 2003 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	shares	price(1)	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	895,550	$19.94	925,526	$20.21	924,294	$19.69
Shares granted	484,060	$41.13	261,811	$35.06	247,214	$33.94
Shares vested	(654,650)	$30.91	(290,877)	$27.47	(245,487)	$25.26
Shares forfeited	(2,697)	$37.30	(910)	$31.67	(495)	$31.37
Outstanding nonvested shares, end of each period	722,263	$23.37	895,550	$19.94	925,526	$20.21

(1) Grant date fair value.

During 2013, we issued 484,060 shares of common stock under the 2012 Plan. Of the 484,060 shares, 432,606 shares vest over the following service periods: 106,026 vested immediately, 62,989 vest over a service period of one year, 12,000 vest over a service period of three years, 77,180 shares vest over a service period of four years, and 174,411 vest over a service period of five years.  Additionally, 51,454 shares of performance-based common stock was granted, of which 12,864 shares vested at the end of 2013 based on the achievement of certain 2013 performance metrics, and of which 12,864 may vest at the end of 2014, 2015 and 2016, if certain performance metrics are reached.

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

The typical vesting schedule for shares granted to employees is as follows:

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

After being employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.  Additionally, depending on certain company performance metrics or attainment of individual achievements, non-executive employees may receive grants of nonvested stock which vests over a five year period.

As of December 31, 2013, the remaining unamortized share-based compensation expense totaled $16.9 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 and 2003 Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2013, 2012 or 2011.

As of December 31, 2013 and 2012, there were no remaining common stock options outstanding for any of the periods presented.

20.        Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2013, we issued 1,449,139 shares and raised approximately $55.6 million under the DRSPP.  These amounts include the shares issued as part of the waiver approval process discussed below.  During 2012, we issued 55,598 shares and raised approximately $2.2 million under the DRSPP.  During 2011, we issued 59,605 shares and raised approximately $2.0 million under the DRSPP.  From the inception of the DRSPP through December 31, 2013, we have issued 1,564,342 shares and raised approximately $59.8 million, which includes the amounts issued under the waiver discount program as described below.

In March 2013, we updated our DRSPP so that we are now paying for a majority of the plan-related fees, which were previously paid by investors.

In November 2013, we revised our DRSPP to institute a waiver approval process allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us.  In December 2013, we issued 1,308,490 shares and raised $49.7 million under this waiver approval process.

21.        Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 48 activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, rental revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2013 (dollars in thousands):

Assets, as of December 31:	2013	2012
Segment net real estate:
Automotive service	$108,940	$96,409
Automotive tire services	258,787	184,601
Beverages	306,278	310,555
Child care	57,201	61,747
Convenience stores	766,472	671,676
Dollar stores	824,274	450,566
Drug stores	943,401	159,482
Financial services	252,764	26,020
Food processing	138,000	102,964
Grocery stores	283,207	219,216
Health and fitness	493,981	330,503
Health care	228,003	4,562
Motor vehicle dealerships	114,203	102,155
Restaurants-casual dining	477,130	448,806
Restaurants-quick service	312,474	250,454
Sporting goods	94,771	77,737
Theaters	367,830	381,123
Transportation services	623,541	130,203
Wholesale club	455,875	308,202
29 other non-reportable segments	1,689,477	725,156
Total segment net real estate	8,796,609	5,042,137

Intangible assets:
Automotive service	3,248	-
Automotive tire services	15,770	470
Beverages	3,055	3,313
Convenience stores	13,342	-
Dollar stores	50,209	12,475
Drug stores	180,506	14,885
Financial services	40,112	4,443
Food processing	25,297	21,785
Grocery stores	22,377	5,650
Health and fitness	53,703	15,056
Health care	38,465	-
Motor vehicle dealerships	7,790	3,587
Restaurants-casual dining	11,906	-
Restaurants-quick service	17,936	3,464
Sporting goods	10,984	4,862
Theaters	23,600	28,475
Transportation services	107,296	27,997
Wholesale club	33,221	-
Other non-reportable segments	276,642	95,663

Goodwill:
Automotive service	454	471
Automotive tire services	865	865
Child care	5,141	5,276
Convenience stores	2,031	2,064
Restaurants-casual dining	2,328	2,430
Restaurants-quick service	1,131	1,176
Other non-reportable segments	3,710	4,663
Other corporate assets	176,713	128,141
Total assets	$9,924,441	$5,429,348

		Revenue
For the years ended December 31,	2013	2012	2011
Segment rental revenue:
Automotive service	$15,403	$14,478	$14,635
Automotive tire services	26,929	22,604	22,595
Beverages	24,848	24,553	23,458
Child care	20,850	20,812	20,966
Convenience stores	83,973	76,309	75,961
Dollar stores	46,483	10,324	143
Drug stores	60,313	16,160	15,374
Financial services	14,783	2,787	2,343
Food processing	11,151	6,213	2,953
Grocery stores	22,322	17,746	7,012
Health and fitness	46,979	32,782	26,769
Health care	14,346	288	235
Motor vehicle dealerships	12,200	9,409	8,796
Restaurants-casual dining	38,261	33,205	43,073
Restaurants-quick service	32,219	26,739	23,369
Sporting goods	12,875	11,798	11,176
Theaters	46,122	45,073	36,812
Transportation services	40,552	11,516	7,586
Wholesale club	29,448	15,217	3,059
29 other non-reportable segments	147,513	68,485	54,657
Total rental revenue	747,570	466,498	400,972
Tenant reimbursements	24,944	14,619	9,776
Other revenue	5,861	1,730	1,612
Total revenue	$778,375	$482,847	$412,360

22.        Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2013, we had contingent obligations of $1.7 million for tenant improvements and leasing costs. In addition, as of December 31, 2013, we had committed $23.7 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2013, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases		Ground Leases
	Paid by		Paid by
	Realty Income	(1)	Our Tenants	(2)	Total
2014	$1.0		$12.6		$13.6
2015	1.0		12.7		13.7
2016	1.0		12.7		13.7
2017	1.0		12.8		13.8
2018	1.0		12.8		13.8
Thereafter	9.4		144.5		153.9
Total	$14.4		$208.1		$222.5

(1)    Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)   Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

23.                    Subsequent Events

In January 2014 and February 2014, we declared the following dividends, which will be paid in February 2014 and March 2014, respectively:

-                    $0.1821667 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year (2)

2013 (1)
Total revenue	$175,057	$185,990	$201,629	$215,699	$778,375
Depreciation and amortization expense	66,701	73,858	80,774	85,245	306,577
Interest expense	41,468	39,100	49,703	50,645	180,916
Other expenses	33,883	21,442	26,002	30,374	111,702
Income from continuing operations	33,005	51,590	45,150	49,435	179,180
Income from discontinued operations	40,221	4,926	6,757	15,199	67,103
Net income	73,226	56,516	51,907	64,634	246,283
Net income available to common stockholders	62,735	45,957	41,089	53,854	203,634
Net income per common share
Basic	0.37	0.23	0.21	0.26	1.06
Diluted	0.36	0.23	0.21	0.26	1.06
Dividends paid per common share	0.5135834	0.5436876	0.5446251	0.5455626	2.1474587

2012 (1)
Total revenue	$114,529	$115,532	$119,984	$132,803	$482,847
Depreciation and amortization expense	34,111	34,504	36,952	41,755	147,323
Interest expense	28,952	28,806	29,720	35,065	122,542
Other expenses	15,165	14,686	19,878	22,534	72,263
Income from continuing operations	36,301	37,536	33,434	33,449	140,719
Income from discontinued operations	2,962	5,871	4,024	5,575	18,433
Net income	39,263	43,407	37,458	39,024	159,152
Net income available to common stockholders	26,071	32,950	26,976	28,542	114,538
Net income per common share
Basic and diluted	0.20	0.25	0.20	0.21	0.86
Dividends paid per common share	0.4365000	0.4374375	0.4433750	0.4543125	1.7716250

(1)    The consolidated quarterly financial data includes revenues and expenses from our continuing and discontinued operations.  The results of operations related to certain properties, classified as held for sale or disposed of, have been reclassified to income from discontinued operations.  Additionally, measurement period adjustments were made to the first two quarters of 2013 to adjust preliminary real estate values to reflect new information about facts and circumstances that existed as of the acquisition date.  Also, tenant reimbursements have been reported as a component of total revenue and reimbursable property expense have been reported as a component of total expenses.  Therefore, some of the information may not agree to our previously filed 10-Qs.

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

As of and for the year ended December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Submitted on February 13, 2014 by,

John P. Case, Chief Executive Officer

Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.  As of December 31, 2013, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:                     Other Information

None.

PART III

Item 10:                       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 6, 2014.

Item 11:                       Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:                       Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                       Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                                     Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.                             Financial Statements (see Item 8)

a.                                Reports of Independent Registered Public Accounting Firm

b.                               Consolidated Balance Sheets,

December 31, 2013 and 2012

c.                                Consolidated Statements of Income,

Years ended December 31, 2013, 2012 and 2011

d.                               Consolidated Statements of Equity,

Years ended December 31, 2013, 2012 and 2011

e.                                Consolidated Statements of Cash Flows,

Years ended December 31, 2013, 2012 and 2011

f.                                  Notes to Consolidated Financial Statements

g.                               Consolidated Quarterly Financial Data,

(unaudited) for 2013 and 2012

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

4.17	Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.18	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

4.20	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

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

10.12	Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended March 31, 2010 and incorporated herein by reference).

10.13	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

10.14	Amended and Restated Credit Agreement dated May 10, 2012 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 11, 2012 and incorporated herein by reference).

10.15

Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.16

Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.17

Term Loan Agreement, dated as of January 22, 2013, by and among Tau Operating Partnership, L.P. and Lenders (as defined therein) (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 23, 2013 and incorporated herein by reference).

10.18

The First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 3, 2013 and incorporated herein by reference).

10.19	Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

10.20	Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

10.21

The Second Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 28, 2013 and incorporated herein by reference).

10.22	Resignation Letter from Thomas A. Lewis dated September 3, 2013 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference).

10.23

Amended and Restated Employment Agreement dated September 3, 2013 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference).

10.24

Form of Time-Based Restricted Stock Agreement for John P. Case dated September 3, 2013 (filed as exhibit 10.7 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 and incorporated herein by reference).

10.25

Form of Performance-Based Restricted Stock Agreement for John P. Case dated September 26, 2013 (filed as exhibit 10.8 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 and incorporated herein by reference).

10.26

The Third Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 29, 2013 and incorporated herein by reference).

10.27

Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 22, 2013 and as amended on November 21, 2013, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 13, 2014.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files

*101

The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/ JOHN P. CASE	Date: February 13, 2014
John P. Case
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 13, 2014
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/THOMAS A. LEWIS	Date: February 13, 2014
Thomas A. Lewis
Vice Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 13, 2014
Kathleen R. Allen, Ph.D.
Director

By:	/s/ JOHN P. CASE	Date: February 13, 2014
John P. Case
Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/A. LARRY CHAPMAN	Date: February 13, 2014
A. Larry Chapman
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 13, 2014
Priya Cherian Huskins
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 13, 2014
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 13, 2014
Ronald L. Merriman
Director

By:	/s/PAUL M. MEURER	Date: February 13, 2014
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/GREGORY J. FAHEY	Date: February 13, 2014
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aerospace
Batesville	MS	7,861,560	2,160,849	17,219,291	None	None	2,160,849	17,219,291	19,380,140	947,061		08/09/12	300
Ellisville	MS		4,140,000	20,930,630	None	None	4,140,000	20,930,630	25,070,630	323,926		06/27/13	420
Columbus	OH	15,541,882	-	19,637,318	None	None	-	19,637,318	19,637,318	303,911		06/19/13	420
DFW Airport	TX	11,336,846	-	37,503,886	13,600	None	-	37,517,486	37,517,486	3,812,112		06/20/11	300
Lufkin	TX		589,925	15,492,255	None	None	589,925	15,492,255	16,082,180	424,193		01/22/13	420

Apparel
Mesa	AZ		619,035	867,013	6,484	43,549	619,035	917,046	1,536,081	563,619		02/11/99	300
Elk Grove	CA		804,327	2,668,492	7,794	None	804,327	2,676,286	3,480,613	138,099		09/18/12	300
Hanford	CA		562,812	3,468,215	None	None	562,812	3,468,215	4,031,027	179,191		09/18/12	300
Lodi	CA		3,153,559	2,661,260	None	None	3,153,559	2,661,260	5,814,819	137,498		09/18/12	300
Manteca	CA		1,565,672	4,440,141	None	None	1,565,672	4,440,141	6,005,813	215,407		09/18/12	300
Moreno Valley	CA		1,654,486	3,305,084	197,969	None	1,654,486	3,503,053	5,157,539	178,187		09/18/12	300
Redlands	CA		3,006,680	2,242,430	275,278	None	3,006,680	2,517,708	5,524,388	123,888		09/18/12	300
Sacramento	CA		3,446,351	4,460,201	None	None	3,446,351	4,460,201	7,906,552	230,444		09/18/12	300
South Lake Tahoe	CA		3,110,000	3,176,091	9,750	None	3,110,000	3,185,841	6,295,841	408,005		10/22/10	300
Sun Valley	CA		4,631,964	4,710,912	None	None	4,631,964	4,710,912	9,342,876	243,397		09/18/12	300
Vacaville	CA		1,299,816	3,375,574	183,515	None	1,299,816	3,559,089	4,858,905	181,286		09/18/12	300
Danbury	CT		1,096,861	6,217,688	212,673	56	1,096,861	6,430,417	7,527,278	4,114,618		09/30/97	300
Manchester	CT		771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	2,308,646		03/26/98	300
Manchester	CT		1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	3,739,296		03/26/98	300
Deerfield Beach	FL		3,160,000	4,832,848	6,603	None	3,160,000	4,839,451	7,999,451	622,220		10/22/10	300
Collinsville	IL	3,570,500	675,724	7,021,479	None	None	675,724	7,021,479	7,697,203	269,157		01/22/13	300
Georgetown	KY	5,679,500	1,922,820	10,448,325	None	None	1,922,820	10,448,325	12,371,145	400,519		01/22/13	300
Missoula	MT		163,100	362,249	28,843	16,199	163,100	407,291	570,391	366,641		10/30/87	300
Staten Island	NY		4,202,093	3,385,021	159,549	None	4,202,093	3,544,570	7,746,663	2,147,192		03/26/98	300
Clarksville	TN		3,992,886	-	None	None	3,992,886	-	3,992,886	-		07/05/13	300
Dallas	TX		1,210,000	2,675,265	7,975	None	1,210,000	2,683,240	3,893,240	343,499		10/22/10	300
The Colony	TX		2,580,000	2,214,133	20,700	None	2,580,000	2,234,833	4,814,833	289,063		10/22/10	300

Automotive collision services
Colorado Springs	CO		1,085,560	2,137,425	None	None	1,085,560	2,137,425	3,222,985	163,790		01/05/12	300
Denver	CO		480,348	2,127,792	None	None	480,348	2,127,792	2,608,140	136,854	06/08/12	09/30/11	300
Highlands Ranch	CO		583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	829,956	07/10/07	08/11/03	300
Littleton	CO		601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	695,155	02/02/06	11/12/04	300
Parker	CO		868,768	2,653,745	None	None	868,768	2,653,745	3,522,513	853,956	09/07/12	07/03/03	300
Thornton	CO		693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	684,098	10/05/04	10/15/03	300
Cumming	GA		661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	745,462	09/18/03	12/31/02	300
Douglasville	GA		679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	797,493	08/11/03	12/30/02	300
Lilburn	GA		1,150,000	1,670,724	None	None	1,150,000	1,670,724	2,820,724	19,519	07/29/13	02/20/13	300
Macon	GA		1,400,000	1,317,435	None	None	1,400,000	1,317,435	2,717,435	83,413	05/11/12	01/10/12	300
Morrow	GA		725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	766,155	07/07/03	08/30/02	300
Peachtree City	GA		1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	302,979	12/16/02	09/19/02	300
Roswell	GA		1,825,000	1,934,495	None	None	1,825,000	1,934,495	3,759,495	153,509	12/22/11	08/10/11	300
Warner Robins	GA		1,250,000	1,012,258	None	None	1,250,000	1,012,258	2,262,258	77,282	01/11/12	09/01/11	300
Naperville	IL		1,090,000	1,596,107	None	None	1,090,000	1,596,107	2,686,107	2,660		12/23/13	300
Oak Lawn	IL		180,000	547,000	None	None	180,000	547,000	727,000	2,735		11/13/13	300
Oak Lawn	IL		370,000	1,116,641	None	None	370,000	1,116,641	1,486,641	1,861		12/23/13	300
Orland Park	IL		120,000	1,015,358	None	None	120,000	1,015,358	1,135,358	1,692		12/23/13	300
South Holland	IL		80,000	1,548,690	None	None	80,000	1,548,690	1,628,690	2,581		12/23/13	300
Ham Lake	MN		192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	698,575	07/01/04	10/31/03	300
Stillwater	MN		656,250	1,218,901	187,158	None	656,250	1,406,059	2,062,309	60,287		11/16/12	300
Olive Branch	MS		350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	196,706	06/29/11	11/02/10	300
Cary	NC		610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	455,132		05/25/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Durham	NC		680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	403,581		05/25/06	300
Wilmington	NC		378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	388,361	07/15/05	12/21/04	300
Las Vegas	NV		720,000	1,660,000	None	None	720,000	1,660,000	2,380,000	13,833		10/22/13	300
Bartlett	TN		648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	709,353	08/03/04	10/27/03	300
Riverton	UT		1,100,000	1,576,390	None	None	1,100,000	1,576,390	2,676,390	49,952	01/18/13	07/26/12	300
Salt Lake City	UT		2,900,000	1,598,391	None	None	2,900,000	1,598,391	4,498,391	115,444	02/17/12	10/11/11	300

Automotive parts
Birmingham	AL		355,823	660,814	None	None	355,823	660,814	1,016,637	27,534		12/07/12	300
Flomaton	AL		90,000	808,163	None	None	90,000	808,163	898,163	20,204		05/01/13	300
Harvest	AL	522,690	744,737	1,537,832	None	None	744,737	1,537,832	2,282,569	58,950		01/22/13	300
Millbrook	AL		108,000	518,741	170,938	211	108,000	689,890	797,890	327,196	12/10/98	01/21/99	300
Montgomery	AL		254,465	502,350	10,819	295	254,465	513,464	767,929	317,914		06/30/98	300
Phoenix	AZ		231,000	513,057	None	62	231,000	513,119	744,119	513,072		11/09/87	300
Phoenix	AZ		222,950	495,178	None	102	222,950	495,280	718,230	479,419		11/02/89	300
San Luis	AZ		287,508	694,650	None	None	287,508	694,650	982,158	8,104		09/26/13	300
Tucson	AZ		194,250	431,434	None	None	194,250	431,434	625,684	431,434		10/30/87	300
Grass Valley	CA		325,000	384,955	None	None	325,000	384,955	709,955	384,955		05/20/88	300
Sacramento	CA		210,000	466,419	None	127	210,000	466,546	676,546	466,547		11/25/87	300
Turlock	CA		222,250	493,627	None	None	222,250	493,627	715,877	493,627		12/30/87	300
Denver	CO		141,400	314,056	None	82	141,400	314,138	455,538	314,091		11/18/87	300
Denver	CO		315,000	699,623	None	290	315,000	699,913	1,014,913	699,817		05/16/88	300
Littleton	CO		252,925	561,758	None	181	252,925	561,939	814,864	561,919		02/12/88	300
Smyrna	DE		232,273	472,855	15,774	None	232,273	488,629	720,902	292,685		08/07/98	300
Apopka	FL		820,000	1,115,761	None	None	820,000	1,115,761	1,935,761	24,175		06/21/13	300
Deerfield Beach	FL		475,000	871,738	2,420	31,798	475,000	905,956	1,380,956	540,613		01/29/99	300
Kissimmee	FL		1,000,000	1,169,792	None	None	1,000,000	1,169,792	2,169,792	25,345		06/21/13	300
Merritt Island	FL		309,652	482,459	38,694	21,831	309,652	542,984	852,636	343,484		11/26/96	300
Atlanta	GA		652,551	763,360	27,163	45,476	652,551	835,999	1,488,550	474,307		12/18/98	300
Byron	GA		359,612	868,859	None	None	359,612	868,859	1,228,471	13,033		08/05/13	300
Council Bluffs	IA		194,355	431,668	None	None	194,355	431,668	626,023	431,668		05/19/88	300
Des Moines	IA		414,218	1,000,794	None	None	414,218	1,000,794	1,415,012	1,668		12/06/13	300
Boise	ID		158,400	351,812	None	5,428	158,400	357,240	515,640	354,602		05/06/88	300
Moscow	ID		117,250	260,417	None	None	117,250	260,417	377,667	260,417		09/14/87	300
Joliet	IL	1,309,100	723,567	2,571,856	None	None	723,567	2,571,856	3,295,423	98,588		01/22/13	300
Brazil	IN		183,952	453,831	8,942	173	183,952	462,946	646,898	272,749		03/31/99	300
Chesterton	IN		293,382	708,842	None	None	293,382	708,842	1,002,224	8,270		09/27/13	300
Griffith	IN		343,778	830,602	None	None	343,778	830,602	1,174,380	9,690		09/27/13	300
Muncie	IN		148,901	645,660	214,057	28,327	148,901	888,044	1,036,945	541,029		11/26/96	300
Plainfield	IN		453,645	908,485	42,619	47,114	453,645	998,218	1,451,863	594,351		01/30/98	300
Princeton	IN		134,209	560,113	None	211	134,209	560,324	694,533	331,606		03/31/99	300
Vincennes	IN		185,312	489,779	17,925	173	185,312	507,877	693,189	291,333		03/31/99	300
Kansas City	KS		222,000	455,881	18,738	146	222,000	474,765	696,765	468,099		05/16/88	300
Scottsville	KY		503,473	1,039,640	None	None	503,473	1,039,640	1,543,113	39,853		01/22/13	300
Lafayette	LA	526,620	740,444	1,528,968	None	None	740,444	1,528,968	2,269,412	58,610		01/22/13	300
Slidell	LA	564,610	629,335	1,299,536	None	None	629,335	1,299,536	1,928,871	49,816		01/22/13	300
Sulphur	LA		290,047	700,785	None	None	290,047	700,785	990,832	10,512		08/01/13	300
West Monroe	LA	564,610	462,715	1,394,603	None	None	462,715	1,394,603	1,857,318	53,460		01/22/13	300
Alma	MI		155,000	600,282	13,902	122	155,000	614,306	769,306	354,492	04/29/99	02/10/99	300
Lansing	MI		265,000	574,931	132,237	303	265,000	707,471	972,471	398,105	04/30/99	12/03/98	300
Rockford	MI	666,135	870,632	1,726,400	None	None	870,632	1,726,400	2,597,032	66,179		01/22/13	300
Roseville	MI		558,997	1,810,289	None	None	558,997	1,810,289	2,369,286	69,394		01/22/13	300
Saginaw	MI		948,826	1,959,264	None	None	948,826	1,959,264	2,908,090	75,105		01/22/13	300
Saginaw	MI		859,956	1,775,753	None	None	859,956	1,775,753	2,635,709	68,071		01/22/13	300
Sturgis	MI		109,558	550,274	10,272	94	109,558	560,640	670,198	333,444		12/30/98	300
Waterford	MI		995,991	2,056,657	None	None	995,991	2,056,657	3,052,648	78,839		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Batesville	MS		190,124	485,670	None	173	190,124	485,843	675,967	300,397		07/27/98	300
Crystal Springs	MS	410,030	514,234	1,061,859	None	None	514,234	1,061,859	1,576,093	40,705		01/22/13	300
Horn Lake	MS		142,702	514,779	3,945	211	142,702	518,935	661,637	320,682		06/30/98	300
Richland	MS		243,565	558,645	10,302	211	243,565	569,158	812,723	316,960		12/21/99	300
Vicksburg	MS	474,220	631,900	1,304,832	None	None	631,900	1,304,832	1,936,732	50,019		01/22/13	300
Harrisburg	NC		680,000	813,119	None	None	680,000	813,119	1,493,119	17,618		06/21/13	300
Omaha	NE		196,000	435,321	None	32	196,000	435,353	631,353	435,331		05/26/88	300
Omaha	NE		199,100	412,042	None	32	199,100	412,074	611,174	412,051		05/27/88	300
Artesia	NM		400,000	807,227	None	None	400,000	807,227	1,207,227	17,490		06/21/13	300
Las Cruces	NM		370,000	1,010,676	None	None	370,000	1,010,676	1,380,676	21,898		06/21/13	300
Rio Rancho	NM		211,577	469,923	None	None	211,577	469,923	681,500	469,923		02/26/88	300
Santa Fe	NM		517,006	1,249,140	None	None	517,006	1,249,140	1,766,146	10,410		10/11/13	300
Fernley	NV		300,000	1,027,155	None	None	300,000	1,027,155	1,327,155	22,255		06/21/13	300
Las Vegas	NV		161,000	357,585	260,000	None	161,000	617,585	778,585	522,252		10/29/87	300
Dunkirk	NY	779,160	631,375	1,303,749	None	None	631,375	1,303,749	1,935,124	49,977		01/22/13	300
Canton	OH		396,560	597,553	None	25,682	396,560	623,235	1,019,795	373,956		08/14/98	300
Centerville	OH		601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	480,909		06/30/98	300
Hamilton	OH		183,000	515,727	2,941	122	183,000	518,790	701,790	305,658	04/07/99	12/03/98	300
Oberlin	OH		383,506	926,590	None	None	383,506	926,590	1,310,096	4,633		11/07/13	300
Toledo	OH		130,000	1,562,052	None	None	130,000	1,562,052	1,692,052	44,258		04/12/13	300
Toledo	OH		140,000	1,059,979	None	None	140,000	1,059,979	1,199,979	30,033		04/12/13	300
Del City	OK		634,664	1,178,662	None	None	634,664	1,178,662	1,813,326	49,111		12/07/12	300
Oklahoma City	OK		602,052	1,118,096	None	None	602,052	1,118,096	1,720,148	35,406		03/01/13	300
Albany	OR		152,250	338,153	None	58	152,250	338,211	490,461	338,159		08/24/87	300
Beaverton	OR		210,000	466,419	None	58	210,000	466,477	676,477	466,424		08/26/87	300
Portland	OR		190,750	423,664	None	58	190,750	423,722	614,472	423,669		08/12/87	300
Portland	OR		147,000	326,493	None	58	147,000	326,551	473,551	326,498		08/26/87	300
Salem	OR		136,500	303,170	None	58	136,500	303,228	439,728	303,175		08/20/87	300
Butler	PA		339,929	633,078	47,758	230	339,929	681,066	1,020,995	403,039		08/07/98	300
Dover	PA		265,112	593,341	None	None	265,112	593,341	858,453	368,859		06/30/98	300
Enola	PA		220,228	546,026	11,416	172	220,228	557,614	777,842	333,732		11/10/98	300
Hanover	PA		132,500	719,511	9,982	232	132,500	729,725	862,225	414,901	07/26/99	05/13/99	300
Harrisburg	PA		327,781	608,291	7,138	172	327,781	615,601	943,382	380,221		06/30/98	300
Harrisburg	PA		283,417	352,473	3,100	172	283,417	355,745	639,162	216,231		09/30/98	300
Lancaster	PA		199,899	774,838	24,235	None	199,899	799,073	998,972	490,257		08/14/98	300
New Castle	PA		180,009	525,774	91,802	230	180,009	617,806	797,815	350,704		06/30/98	300
Reading	PA		379,000	658,722	10,100	232	379,000	669,054	1,048,054	392,961	06/09/99	12/04/98	300
Guayama	PR	988,000	874,937	1,806,689	None	None	874,937	1,806,689	2,681,626	69,256		01/22/13	300
Humacao	PR	1,506,700	1,161,891	2,399,229	None	None	1,161,891	2,399,229	3,561,120	91,970		01/22/13	300
Ponce	PR	1,803,100	1,321,292	2,728,382	None	None	1,321,292	2,728,382	4,049,674	104,588		01/22/13	300
San Juan	PR	1,506,700	1,158,525	2,392,278	None	None	1,158,525	2,392,278	3,550,803	91,704		01/22/13	300
Columbia	SC		474,027	1,427,348	None	None	474,027	1,427,348	1,901,375	54,715		01/22/13	300
Arlington	TN		381,083	707,726	None	None	381,083	707,726	1,088,809	29,489		12/07/12	300
Columbia	TN		273,120	431,716	None	211	273,120	431,927	705,047	251,325		06/30/99	300
Channelview	TX		483,804	1,168,921	None	None	483,804	1,168,921	1,652,725	17,534		08/14/13	300
Denton	TX		435,456	1,052,108	None	None	435,456	1,052,108	1,487,564	5,261		11/15/13	300
Edinburg	TX		320,000	963,916	None	None	320,000	963,916	1,283,916	20,885		06/21/13	300
Hallettsville	TX		349,985	845,600	None	None	349,985	845,600	1,195,585	7,047		10/11/13	300
Laredo	TX		807,044	1,498,795	None	None	807,044	1,498,795	2,305,839	62,450		12/07/12	300
Richmond	TX		521,238	1,259,366	None	None	521,238	1,259,366	1,780,604	10,495		10/24/13	300
Roma	TX		200,000	1,004,538	None	None	200,000	1,004,538	1,204,538	21,765		06/21/13	300
San Benito	TX		411,712	994,738	None	None	411,712	994,738	1,406,450	8,289		10/11/13	300
Bellevue	WA		185,500	411,997	None	107	185,500	412,104	597,604	412,047		08/06/87	300
Bellingham	WA		168,000	373,133	None	107	168,000	373,240	541,240	373,183		08/20/87	300
Kenmore	WA		199,500	443,098	None	107	199,500	443,205	642,705	443,148		08/20/87	300
Kent	WA		199,500	443,091	None	107	199,500	443,198	642,698	443,141		08/06/87	300
Moses Lake	WA		138,600	307,831	None	107	138,600	307,938	446,538	307,882		08/12/87	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Renton	WA		185,500	412,003	None	107	185,500	412,110	597,610	412,053		09/15/87	300
Seattle	WA		162,400	360,697	None	107	162,400	360,804	523,204	360,747		08/20/87	300
Silverdale	WA		183,808	419,777	None	107	183,808	419,884	603,692	419,827		09/16/87	300
Tacoma	WA		191,800	425,996	None	107	191,800	426,103	617,903	426,046		08/18/87	300
Tacoma	WA		196,000	435,324	None	107	196,000	435,431	631,431	435,374		10/15/87	300
Vancouver	WA		180,250	400,343	None	58	180,250	400,401	580,651	400,348		08/20/87	300
Vancouver	WA		168,000	373,135	None	58	168,000	373,193	541,193	373,141		05/23/88	300
Wenatchee	WA		148,400	329,602	None	107	148,400	329,709	478,109	329,653		08/25/87	300
Viroqua	WI		130,000	751,418	None	None	130,000	751,418	881,418	18,785		05/01/13	300

Automotive service
Flagstaff	AZ		144,821	417,485	6,150	10	144,821	423,645	568,466	258,456	04/11/02	08/29/97	300
Mesa	AZ		210,620	475,072	None	None	210,620	475,072	685,692	220,904		05/14/02	300
Phoenix	AZ		189,341	546,984	None	110	189,341	547,094	736,435	254,458		05/14/02	300
Phoenix	AZ		384,608	279,824	None	None	384,608	279,824	664,432	130,116		05/14/02	300
Sierra Vista	AZ		175,114	345,508	None	None	175,114	345,508	520,622	160,659		05/14/02	300
Tucson	AZ		226,596	437,972	None	None	226,596	437,972	664,568	203,655		05/14/02	300
Tucson	AZ		287,369	533,684	None	None	287,369	533,684	821,053	80,942		03/25/10	300
Bakersfield	CA		65,165	206,927	None	None	65,165	206,927	272,092	96,219		05/14/02	300
Chula Vista	CA		313,293	409,654	None	None	313,293	409,654	722,947	288,806	05/01/96	01/19/96	300
Dublin	CA		415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	536,574		05/14/02	300
Folsom	CA		471,813	325,610	None	None	471,813	325,610	797,423	151,406		05/14/02	300
Indio	CA		264,956	265,509	None	None	264,956	265,509	530,465	123,460		05/14/02	300
Los Angeles	CA		580,446	158,876	None	None	580,446	158,876	739,322	73,875		05/14/02	300
Oxnard	CA		186,980	198,236	None	None	186,980	198,236	385,216	92,178		05/14/02	300
Simi Valley	CA		213,920	161,012	None	None	213,920	161,012	374,932	74,869		05/14/02	300
Stockton	CA		1,395,822	2,882,282	None	None	1,395,822	2,882,282	4,278,104	110,487		01/22/13	300
Vacaville	CA		358,067	284,931	None	None	358,067	284,931	642,998	132,491		05/14/02	300
Aurora	CO		231,314	430,495	None	115	231,314	430,610	661,924	108,422		09/04/07	300
Broomfield	CO		154,930	503,626	None	2,564	154,930	506,190	661,120	350,676	08/22/96	03/15/96	300
Denver	CO		79,717	369,587	None	208	79,717	369,795	449,512	369,744		10/08/85	300
Denver	CO		239,024	444,785	None	115	239,024	444,900	683,924	112,018		09/04/07	300
Lakewood	CO		70,422	132,296	None	None	70,422	132,296	202,718	33,294		09/04/07	300
Longmont	CO		87,385	163,169	None	115	87,385	163,284	250,669	41,144		09/04/07	300
Thornton	CO		276,084	415,464	None	115	276,084	415,579	691,663	281,746	12/31/96	10/31/96	300
Hartford	CT		248,540	482,460	35,465	1,034	248,540	518,959	767,499	340,066		09/30/96	300
Southington	CT		225,882	672,910	None	172	225,882	673,082	898,964	445,207		06/06/97	300
Vernon	CT		81,529	300,518	None	None	81,529	300,518	382,047	138,739		06/27/02	300
Jacksonville	FL		76,585	355,066	6,980	420	76,585	362,466	439,051	358,960		12/23/85	300
Miami Gardens	FL		163,239	262,726	None	None	163,239	262,726	425,965	121,292		06/27/02	300
Orange City	FL		99,613	139,008	None	None	99,613	139,008	238,621	64,637		05/14/02	300
Pensacola	FL		308,067	573,708	23,430	2,874	308,067	600,012	908,079	183,825		11/22/06	300
Atlanta	GA		309,474	574,737	None	None	309,474	574,737	884,211	87,168		03/25/10	300
Bogart	GA		66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/85	300
Douglasville	GA		214,771	129,519	None	None	214,771	129,519	344,290	60,224		05/14/02	300
Duluth	GA		222,275	316,925	368	4,697	222,275	321,990	544,265	205,273	10/24/97	06/20/97	300
Duluth	GA		290,842	110,056	None	None	290,842	110,056	400,898	51,174		05/14/02	300
Gainesville	GA		53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/85	300
Kennesaw	GA		266,865	139,425	None	None	266,865	139,425	406,290	64,831		05/14/02	300
Marietta	GA		60,900	293,461	67,871	499	60,900	361,831	422,731	317,759		12/26/85	300
Marietta	GA		69,561	346,024	None	3,353	69,561	349,377	418,938	347,404		06/03/86	300
Norcross	GA		244,124	151,831	None	None	244,124	151,831	395,955	70,599		05/14/02	300
Norcross	GA		503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	299,264		11/22/06	300
Riverdale	GA		58,444	270,961	None	None	58,444	270,961	329,405	270,961		01/15/86	300
Rome	GA		56,454	261,733	None	None	56,454	261,733	318,187	261,733		12/19/85	300
Snellville	GA		253,316	132,124	None	None	253,316	132,124	385,440	61,436		05/14/02	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tucker	GA		78,646	364,625	15,014	None	78,646	379,639	458,285	365,457		12/18/85	300
Arlington Hts	IL		441,437	215,983	None	None	441,437	215,983	657,420	100,430		05/14/02	300
Chicago	IL		329,076	255,294	None	None	329,076	255,294	584,370	118,710		05/14/02	300
Round Lake Beach	IL		472,132	236,585	None	None	472,132	236,585	708,717	110,010		05/14/02	300
Westchester	IL		421,239	184,812	None	None	421,239	184,812	606,051	85,936		05/14/02	300
Anderson	IN		232,170	385,661	None	179	232,170	385,840	618,010	247,537		12/19/97	300
Indianapolis	IN		231,384	428,307	None	130	231,384	428,437	659,821	296,332		09/27/96	300
Michigan City	IN		392,638	297,650	(3,065)	None	389,573	297,650	687,223	138,406		05/14/02	300
Warsaw	IN		140,893	228,116	None	None	140,893	228,116	369,009	106,072		05/14/02	300
Olathe	KS		217,995	367,055	None	21	217,995	367,076	585,071	244,098	04/22/97	11/11/96	300
Topeka	KS		32,022	60,368	None	None	32,022	60,368	92,390	15,192		09/04/07	300
Louisville	KY		56,054	259,881	None	None	56,054	259,881	315,935	259,881		12/17/85	300
Newport	KY		323,511	289,017	49,586	85	323,511	338,688	662,199	198,568		09/17/97	300
East Falmouth	MA		191,302	340,539	None	None	191,302	340,539	531,841	158,349		05/14/02	300
East Wareham	MA		149,680	278,669	None	None	149,680	278,669	428,349	129,579		05/14/02	300
Fairhaven	MA		138,957	289,294	None	None	138,957	289,294	428,251	134,519		05/14/02	300
Gardner	MA		138,990	289,361	None	None	138,990	289,361	428,351	134,550		05/14/02	300
Hyannis	MA		180,653	458,522	None	None	180,653	458,522	639,175	211,684		06/27/02	300
Lenox	MA		287,769	535,273	None	232	287,769	535,505	823,274	316,924		03/31/99	300
Newburyport	MA		274,698	466,449	None	None	274,698	466,449	741,147	215,344		06/27/02	300
North Reading	MA		180,546	351,161	None	None	180,546	351,161	531,707	163,287		05/14/02	300
Orleans	MA		138,212	394,065	None	None	138,212	394,065	532,277	183,238		05/14/02	300
Aberdeen	MD		223,617	225,605	None	None	223,617	225,605	449,222	104,154		06/27/02	300
Bethesda	MD		282,717	525,928	None	None	282,717	525,928	808,645	132,358		09/04/07	300
Capital Heights	MD		547,173	219,979	(12,319)	None	534,854	219,979	754,833	102,286		05/14/02	300
Clinton	MD		70,880	328,620	11,440	None	70,880	340,060	410,940	333,482		11/15/85	300
Lexington Park	MD		111,396	335,288	(7,600)	None	103,796	335,288	439,084	155,905		05/14/02	300
Kalamazoo	MI		391,745	296,975	(2,196)	None	389,549	296,975	686,524	138,092		05/14/02	300
Portage	MI		402,409	286,441	(2,112)	None	400,297	286,441	686,738	133,193		05/14/02	300
Southfield	MI		275,952	350,765	None	None	275,952	350,765	626,717	163,104		05/14/02	300
Troy	MI		214,893	199,299	None	None	214,893	199,299	414,192	92,672		05/14/02	300
St. Cloud	MN		203,338	258,626	None	None	203,338	258,626	461,964	119,399		06/27/02	300
Independence	MO		297,641	233,152	None	181	297,641	233,333	530,974	158,963		12/20/96	300
Asheville	NC		441,746	242,565	None	None	441,746	242,565	684,311	112,791		05/14/02	300
Concord	NC		237,688	357,976	None	26	237,688	358,002	595,690	221,434		11/05/97	300
Durham	NC		55,074	255,336	None	1,490	55,074	256,826	311,900	256,546		11/13/85	300
Durham	NC		354,676	361,203	3,400	168	354,676	364,771	719,447	238,887	08/29/97	03/31/97	300
Fayetteville	NC		224,326	257,733	None	337	224,326	258,070	482,396	165,615		12/03/97	300
Greensboro	NC		286,068	244,606	None	None	286,068	244,606	530,674	113,733		05/14/02	300
Matthews	NC		295,580	338,472	10,000	13,703	295,580	362,175	657,755	225,619	08/28/98	02/27/98	300
Pineville	NC		254,460	355,630	None	10	254,460	355,640	610,100	231,715	08/28/97	04/16/97	300
Raleigh	NC		89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/85	300
Raleigh	NC		398,694	263,621	None	None	398,694	263,621	662,315	170,879		10/01/97	300
Salisbury	NC		235,614	150,592	None	None	235,614	150,592	386,206	70,023		05/14/02	300
Fargo	ND		53,973	100,262	None	None	53,973	100,262	154,235	25,233		09/04/07	300
Lincoln	NE		337,138	316,958	None	None	337,138	316,958	654,096	147,383		05/14/02	300
Scottsbluff	NE		33,307	63,355	None	None	33,307	63,355	96,662	15,944		09/04/07	300
Cherry Hill	NJ		463,808	862,240	None	None	463,808	862,240	1,326,048	216,997		09/04/07	300
Edison	NJ		448,936	238,773	None	None	448,936	238,773	687,709	111,026		05/14/02	300
Glassboro	NJ		182,013	312,480	None	None	182,013	312,480	494,493	144,261		06/27/02	300
Hamilton Square	NJ		422,477	291,555	None	None	422,477	291,555	714,032	135,569		05/14/02	300
Hamilton Township	NJ		265,238	298,167	None	None	265,238	298,167	563,405	138,644		05/14/02	300
Pleasantville	NJ		77,105	144,693	None	None	77,105	144,693	221,798	36,414		09/04/07	300
Randolph	NJ		452,629	390,163	None	None	452,629	390,163	842,792	181,423		05/14/02	300
Westfield	NJ		705,337	288,720	None	None	705,337	288,720	994,057	134,250		05/14/02	300
Albuquerque	NM		231,553	430,026	None	None	231,553	430,026	661,579	65,221		03/25/10	300
Las Vegas	NV		326,879	359,101	None	None	326,879	359,101	685,980	166,980		05/14/02	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Las Vegas	NV		316,441	369,768	None	None	316,441	369,768	686,209	171,940		05/14/02	300
Las Vegas	NV		252,169	562,715	None	None	252,169	562,715	814,884	261,660		05/14/02	300
Las Vegas	NV		1,940,015	3,624,877	None	None	1,940,015	3,624,877	5,564,892	138,954		01/22/13	300
Sparks	NV		326,813	306,311	None	None	326,813	306,311	633,124	142,433		05/14/02	300
Albion	NY		170,589	317,424	None	None	170,589	317,424	488,013	187,801		03/31/99	300
Bethpage	NY		334,120	621,391	None	None	334,120	621,391	955,511	156,383		09/04/07	300
Commack	NY		400,427	744,533	None	None	400,427	744,533	1,144,960	187,374		09/04/07	300
East Amherst	NY		260,708	484,788	None	156	260,708	484,944	745,652	286,957		03/31/99	300
East Syracuse	NY		250,609	466,264	None	156	250,609	466,420	717,029	275,994		03/31/99	300
Freeport	NY		134,828	251,894	None	None	134,828	251,894	386,722	63,393		09/04/07	300
Johnson City	NY		242,863	451,877	None	156	242,863	452,033	694,896	267,482		03/31/99	300
Queens Village	NY		242,775	451,749	None	None	242,775	451,749	694,524	113,690		09/04/07	300
Riverhead	NY		143,929	268,795	None	None	143,929	268,795	412,724	67,646		09/04/07	300
Wellsville	NY		161,331	300,231	None	None	161,331	300,231	461,562	177,628		03/31/99	300
West Amherst	NY		268,692	499,619	None	156	268,692	499,775	768,467	295,732		03/31/99	300
Akron	OH		139,126	460,334	None	165	139,126	460,499	599,625	300,014		09/18/97	300
Beavercreek	OH		205,000	492,538	None	None	205,000	492,538	697,538	330,821	02/13/97	09/09/96	300
Beavercreek	OH		349,091	251,127	None	None	349,091	251,127	600,218	93,335		09/17/04	300
Canal Winchester	OH		443,751	825,491	None	None	443,751	825,491	1,269,242	362,886	12/19/02	08/21/02	300
Centerville	OH		305,000	420,448	None	None	305,000	420,448	725,448	293,613	07/24/96	06/28/96	300
Cincinnati	OH		211,185	392,210	None	None	211,185	392,210	603,395	158,845		11/03/03	300
Cincinnati	OH		305,556	244,662	None	None	305,556	244,662	550,218	90,932		09/17/04	300
Cincinnati	OH		589,286	160,932	None	None	589,286	160,932	750,218	59,813		09/17/04	300
Cincinnati	OH		159,375	265,842	None	None	159,375	265,842	425,217	98,804		09/17/04	300
Cincinnati	OH		350,000	300,217	None	None	350,000	300,217	650,217	108,579		12/20/04	300
Cleveland	OH		215,111	216,517	None	None	215,111	216,517	431,628	99,959		06/27/02	300
Columbus	OH		71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/02/85	300
Columbus	OH		75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/85	300
Columbus	OH		432,110	386,553	None	None	432,110	386,553	818,663	164,284		05/27/03	300
Columbus	OH		466,696	548,133	None	None	466,696	548,133	1,014,829	232,956		05/27/03	300
Columbus	OH		337,679	272,484	None	None	337,679	272,484	610,163	101,273		09/17/04	300
Columbus	OH		190,000	260,162	None	None	190,000	260,162	450,162	96,693		09/17/04	300
Columbus	OH		371,429	278,734	None	None	371,429	278,734	650,163	103,596		09/17/04	300
Cuyahoga Falls	OH		253,750	271,400	None	None	253,750	271,400	525,150	100,870		09/17/04	300
Dayton	OH		70,000	324,538	None	122	70,000	324,660	394,660	324,660		10/31/85	300
Dublin	OH		437,887	428,046	None	None	437,887	428,046	865,933	181,918		05/27/03	300
Eastlake	OH		321,347	459,774	None	209	321,347	459,983	781,330	331,990		12/22/95	300
Fairfield	OH		323,408	235,024	44,232	3,330	323,408	282,586	605,994	162,766		09/17/97	300
Fairlawn	OH		280,000	270,150	None	None	280,000	270,150	550,150	100,405		09/17/04	300
Findlay	OH		283,515	397,004	None	114	283,515	397,118	680,633	254,809		12/24/97	300
Hamilton	OH		252,608	413,279	None	None	252,608	413,279	665,887	273,450	03/31/97	10/04/96	300
Huber Heights	OH		282,000	449,381	None	None	282,000	449,381	731,381	304,830	12/03/96	07/18/96	300
Lima	OH		241,132	114,085	None	None	241,132	114,085	355,217	42,401		09/17/04	300
Marion	OH		100,000	275,162	None	None	100,000	275,162	375,162	99,517		12/20/04	300
Mason	OH		310,990	405,373	None	None	310,990	405,373	716,363	172,283		05/27/03	300
Middleburg Hghts	OH		317,308	307,842	None	None	317,308	307,842	625,150	114,414		09/17/04	300
Mt. Vernon	OH		216,115	375,357	None	114	216,115	375,471	591,586	240,915		12/30/97	300
Norwalk	OH		200,205	366,000	None	114	200,205	366,114	566,319	234,909		12/19/97	300
Parma	OH		268,966	381,184	None	None	268,966	381,184	650,150	141,673		09/17/04	300
Reynoldsburg	OH		267,750	497,371	None	None	267,750	497,371	765,121	184,856		09/15/04	300
Reynoldsburg	OH		374,000	176,162	None	None	374,000	176,162	550,162	65,473		09/17/04	300
S. Euclid	OH		337,593	451,944	None	None	337,593	451,944	789,537	192,076		05/27/03	300
Sandusky	OH		264,708	404,011	None	343	264,708	404,354	669,062	259,534		12/19/97	300
Solon	OH		794,305	222,797	None	None	794,305	222,797	1,017,102	94,689		05/27/03	300
Springboro	OH		191,911	522,902	None	None	191,911	522,902	714,813	351,057		03/07/97	300
Springfield	OH		320,000	280,217	None	None	320,000	280,217	600,217	104,147		09/17/04	300
Springfield	OH		189,091	136,127	None	None	189,091	136,127	325,218	50,593		09/17/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Stow	OH		310,000	415,150	None	None	310,000	415,150	725,150	154,297		09/17/04	300
Toledo	OH		120,000	230,217	None	None	120,000	230,217	350,217	85,564		09/17/04	300
Toledo	OH		250,000	175,217	None	25	250,000	175,242	425,242	65,147		09/17/04	300
Toledo	OH		320,000	280,217	None	None	320,000	280,217	600,217	104,147		09/17/04	300
Toledo	OH		250,000	530,217	None	None	250,000	530,217	780,217	197,064		09/17/04	300
West Chester	OH		446,449	768,644	None	None	446,449	768,644	1,215,093	320,654	06/27/03	03/11/03	300
Zanesville	OH		125,000	300,162	None	None	125,000	300,162	425,162	111,560		09/17/04	300
Midwest City	OK		106,312	333,551	None	5	106,312	333,556	439,868	205,217	08/06/98	08/08/97	300
Tulsa	OK		133,648	249,702	None	None	133,648	249,702	383,350	62,842		09/04/07	300
Portland	OR		251,499	345,952	None	58	251,499	346,010	597,509	155,683		09/26/02	300
Salem	OR		337,711	253,855	None	58	337,711	253,913	591,624	118,046		05/14/02	300
Bethel Park	PA		299,595	331,264	None	114	299,595	331,378	630,973	212,629		12/19/97	300
Bethlehem	PA		275,328	389,067	None	629	275,328	389,696	665,024	250,190		12/19/97	300
Bethlehem	PA		229,162	310,526	None	172	229,162	310,698	539,860	199,326		12/24/97	300
Bridgeville	PA		275,000	375,150	None	None	275,000	375,150	650,150	139,430		09/17/04	300
Coraopolis	PA		225,000	375,150	None	None	225,000	375,150	600,150	139,430		09/17/04	300
Harrisburg	PA		131,529	220,317	(2,515)	None	129,014	220,317	349,331	102,444		05/14/02	300
Monroeville	PA		275,000	250,150	None	None	275,000	250,150	525,150	92,972		09/17/04	300
North Wales	PA		2,813,873	4,379,809	None	None	2,813,873	4,379,809	7,193,682	167,893		01/22/13	300
Philadelphia	PA		858,500	877,744	(287,681)	1,736	858,500	591,799	1,450,299	688,706	05/19/95	12/05/94	300
Pittsburgh	PA		378,715	685,374	None	None	378,715	685,374	1,064,089	306,488	08/22/02	01/17/02	300
Pittsburgh	PA		219,938	408,466	None	None	219,938	408,466	628,404	165,429		11/03/03	300
Pittsburgh	PA		175,000	300,150	None	None	175,000	300,150	475,150	111,555		09/17/04	300
Pittsburgh	PA		243,750	406,400	None	None	243,750	406,400	650,150	151,045		09/17/04	300
Pittsburgh	PA		208,333	416,817	None	None	208,333	416,817	625,150	154,916		09/17/04	300
Pittsburgh	PA		121,429	303,721	None	None	121,429	303,721	425,150	112,883		09/17/04	300
Warminster	PA		323,847	216,999	(3,929)	None	319,918	216,999	536,917	100,901		05/14/02	300
Wexford	PA		284,375	240,775	None	None	284,375	240,775	525,150	89,488		09/17/04	300
York	PA		249,436	347,424	None	404	249,436	347,828	597,264	223,239		12/30/97	300
Charleston	SC		217,250	294,079	6,700	159	217,250	300,938	518,188	193,842	07/14/97	03/13/97	300
Columbia	SC		267,622	298,594	None	428	267,622	299,022	566,644	188,092	03/31/98	11/05/97	300
Greenville	SC		221,946	315,163	None	168	221,946	315,331	537,277	204,448	09/05/97	03/31/97	300
Lexington	SC		241,534	342,182	None	302	241,534	342,484	584,018	201,740		09/24/98	300
North Charleston	SC		174,980	341,466	5,875	5,413	174,980	352,754	527,734	218,106	08/06/98	03/12/98	300
Sioux Falls	SD		48,833	91,572	None	None	48,833	91,572	140,405	23,045		09/04/07	300
Brentwood	TN		305,546	505,728	None	None	305,546	505,728	811,274	322,815	03/13/98	05/28/97	300
Hendersonville	TN		175,764	327,096	None	None	175,764	327,096	502,860	143,377		01/21/03	300
Hermitage	TN		204,296	172,695	None	None	204,296	172,695	376,991	80,301		05/14/02	300
Madison	TN		175,769	327,068	None	None	175,769	327,068	502,837	143,365		01/21/03	300
Memphis	TN		108,094	217,079	None	None	108,094	217,079	325,173	100,939		05/14/02	300
Memphis	TN		214,110	193,591	None	None	214,110	193,591	407,701	90,017		05/14/02	300
Memphis	TN		215,017	216,794	None	None	215,017	216,794	431,811	100,087		06/27/02	300
Murfreesboro	TN		150,411	215,528	None	None	150,411	215,528	365,939	100,219		05/14/02	300
Nashville	TN		342,960	227,440	None	None	342,960	227,440	570,400	148,165		09/17/97	300
Carrollton	TX		174,284	98,623	None	None	174,284	98,623	272,907	45,858		05/14/02	300
Carrolton	TX		177,041	199,088	None	None	177,041	199,088	376,129	92,574		05/14/02	300
Dallas	TX		234,604	325,951	12,719	15,373	234,604	354,043	588,647	232,141	08/09/96	02/19/96	300
Fort Worth	TX		83,530	111,960	None	None	83,530	111,960	195,490	52,060		05/14/02	300
Houston	TX		285,000	369,697	None	234	285,000	369,931	654,931	239,737	08/08/97	08/08/97	300
Humble	TX		257,169	325,652	None	None	257,169	325,652	582,821	151,426		05/14/02	300
Lake Jackson	TX		197,170	256,376	None	None	197,170	256,376	453,546	119,213		05/14/02	300
Lewisville	TX		199,942	324,736	None	149	199,942	324,885	524,827	225,783	08/02/96	02/14/96	300
Lewisville	TX		130,238	207,683	None	None	130,238	207,683	337,921	95,881		06/27/02	300
Mansfield	TX		420,000	780,000	None	None	420,000	780,000	1,200,000	118,300		03/25/10	300
Waco	TX		232,105	431,053	None	None	232,105	431,053	663,158	65,376		03/25/10	300
Wylie	TX		252,000	468,000	None	None	252,000	468,000	720,000	70,980		03/25/10	300
Richmond	VA		403,549	876,981	None	None	403,549	876,981	1,280,530	348,271	07/08/04	10/17/02	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Roanoke	VA		349,628	322,545	None	153	349,628	322,698	672,326	207,059		12/19/97	300
Warrenton	VA		186,723	241,173	None	None	186,723	241,173	427,896	112,142		05/14/02	300
Bremerton	WA		261,172	373,080	None	2,621	261,172	375,701	636,873	256,335	03/19/97	07/24/96	300
Tacoma	WA		109,127	202,691	None	None	109,127	202,691	311,818	51,010		09/04/07	300
Milwaukee	WI		173,005	499,244	None	None	173,005	499,244	672,249	360,287		12/22/95	300
Milwaukee	WI		152,509	475,480	None	197	152,509	475,677	628,186	329,004		09/27/96	300
New Berlin	WI		188,491	466,268	None	1,414	188,491	467,682	656,173	337,688		12/22/95	300
Racine	WI		184,002	114,167	None	None	184,002	114,167	298,169	53,086		05/14/02	300

Automotive tire services
Athens	AL		760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	402,842		11/22/06	300
Auburn	AL		660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	350,483		11/22/06	300
Birmingham	AL		635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	337,030		11/22/06	300
Daphne	AL		876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	464,771		11/22/06	300
Decatur	AL		635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	337,198		11/22/06	300
Dothan	AL		455,651	565,343	None	None	455,651	565,343	1,020,994	116,455	10/17/08	06/10/08	300
Foley	AL		870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	461,418		11/22/06	300
Gardendale	AL		610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	323,334		11/22/06	300
Hoover	AL		504,396	938,299	None	None	504,396	938,299	1,442,695	267,411		11/22/06	300
Hoover	AL		620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	328,742		11/22/06	300
Huntsville	AL		499,843	929,863	None	500	499,843	930,363	1,430,206	265,482		11/22/06	300
Huntsville	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	336,723		11/22/06	300
Madison	AL		635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	336,732		11/22/06	300
Mobile	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	336,723		11/22/06	300
Mobile	AL		525,750	977,810	None	None	525,750	977,810	1,503,560	278,672		11/22/06	300
Montgomery	AL		544,181	654,046	None	500	544,181	654,546	1,198,727	146,098		01/24/08	300
Orange Beach	AL		630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	334,501		11/22/06	300
Pelham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	336,555		11/22/06	300
Phenix City	AL		630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	334,498		11/22/06	300
Benton	AR	1,295,160	976,474	2,016,354	None	None	976,474	2,016,354	2,992,828	77,294		01/22/13	300
Tucson	AZ		178,297	396,004	None	None	178,297	396,004	574,301	379,321		01/19/90	300
Arvada	CO		301,489	931,092	None	None	301,489	931,092	1,232,581	488,861	09/22/00	11/18/99	300
Aurora	CO		221,691	492,382	None	None	221,691	492,382	714,073	471,638		01/29/90	300
Aurora	CO		353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	580,805	01/03/01	03/10/00	300
Colorado Springs	CO		280,193	622,317	None	None	280,193	622,317	902,510	596,099		01/23/90	300
Colorado Springs	CO		192,988	433,542	None	None	192,988	433,542	626,530	366,729		05/20/93	300
Denver	CO		688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	585,513	01/10/03	05/30/02	300
Grand Junction	CO	1,382,880	1,121,415	2,315,649	None	None	1,121,415	2,315,649	3,437,064	88,767		01/22/13	300
Westminster	CO		526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	562,624	01/12/01	01/18/00	300
Destin	FL		1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	547,934		11/22/06	300
Ft. Walton Bch	FL		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	337,065		11/22/06	300
Ft. Walton Bch	FL		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	337,065		11/22/06	300
Lakeland	FL		500,000	645,402	None	None	500,000	645,402	1,145,402	394,959	06/04/98	12/31/97	300
Middleburg	FL		1,167,247	2,410,289	None	None	1,167,247	2,410,289	3,577,536	92,394		01/22/13	300
Milton	FL		635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	336,622		11/22/06	300
Niceville	FL		920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	487,808		11/22/06	300
Orlando	FL		635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	337,078		11/22/06	300
Orlando	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	334,023		11/22/06	300
Oviedo	FL		971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	514,928		11/22/06	300
Pace	FL		630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	334,489		11/22/06	300
Panama City	FL		635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	337,078		11/22/06	300
Pensacola	FL		635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	336,599		11/22/06	300
Pensacola	FL		588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	311,823		11/22/06	300
Sanford	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	334,023		11/22/06	300
St. Cloud	FL		525,207	976,968	None	None	525,207	976,968	1,502,175	278,432		11/22/06	300
Tallahassee	FL		419,902	781,405	None	None	419,902	781,405	1,201,307	222,696		11/22/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tallahassee	FL		611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	324,797		11/22/06	300
Tampa	FL		427,395	472,030	None	None	427,395	472,030	899,425	288,885	06/10/98	12/05/97	300
Union Park	FL		1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	531,888		11/22/06	300
Alpharetta	GA		630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	334,454		11/22/06	300
Atlanta	GA		55,840	258,889	16,005	14,141	55,840	289,035	344,875	267,482		11/27/85	300
Columbus	GA		630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	334,012		11/22/06	300
Conyers	GA		531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	552,457	03/28/02	11/13/01	300
Conyers	GA		635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	336,589		11/22/06	300
Douglasville	GA		795,842	1,643,361	None	None	795,842	1,643,361	2,439,203	62,996		01/22/13	300
Duluth	GA		638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	480,566		11/29/03	300
Hiram	GA		635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	336,586		11/22/06	300
Kennesaw	GA		519,903	967,180	None	None	519,903	967,180	1,487,083	275,642		11/22/06	300
Kennesaw	GA		659,964	1,827,997	None	None	659,964	1,827,997	2,487,961	70,073		01/22/13	300
Lawrenceville	GA		635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	337,095		11/22/06	300
Lilburn	GA		994,894	1,807,565	None	None	994,894	1,807,565	2,802,459	69,290		01/22/13	300
Marietta	GA		500,293	930,657	None	None	500,293	930,657	1,430,950	265,233		11/22/06	300
McDonough	GA		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	337,065		11/22/06	300
Peachtree City	GA		625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	331,402		11/22/06	300
Roswell	GA		515,617	959,138	None	None	515,617	959,138	1,474,755	273,350		11/22/06	300
Sandy Springs	GA		586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	310,715		11/22/06	300
Stockbridge	GA		632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	335,482		11/22/06	300
Aurora	IL		513,204	953,885	None	None	513,204	953,885	1,467,089	386,319		11/29/03	300
Joliet	IL		452,267	840,716	None	None	452,267	840,716	1,292,983	340,486		11/29/03	300
Lombard	IL		428,170	795,965	None	2,000	428,170	797,965	1,226,135	323,315		11/29/03	300
Niles	IL		366,969	682,306	None	None	366,969	682,306	1,049,275	276,330		11/29/03	300
Orland Park	IL		663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	499,053		11/29/03	300
Vernon Hills	IL		524,948	975,668	None	None	524,948	975,668	1,500,616	395,142		11/29/03	300
West Dundee	IL		530,835	986,628	None	None	530,835	986,628	1,517,463	399,580		11/29/03	300
Overland Park	KS		1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	829,058		11/29/03	300
Wichita	KS	1,228,080	963,692	1,989,962	None	None	963,692	1,989,962	2,953,654	76,282		01/22/13	300
Winchester	KY		355,474	929,177	20,045	22,651	355,474	971,873	1,327,347	586,181		06/30/98	300
Baton Rouge	LA	1,444,800	1,158,316	2,391,847	None	None	1,158,316	2,391,847	3,550,163	91,687		01/22/13	300
Allston	MA		576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	433,960		11/29/03	300
Billerica	MA		399,043	462,240	None	172	399,043	462,412	861,455	308,908		04/02/97	300
Shrewsbury	MA		721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	542,661		11/29/03	300
Waltham	MA		338,955	630,279	None	None	338,955	630,279	969,234	255,259		11/29/03	300
Weymouth	MA		752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	566,104		11/29/03	300
Woburn	MA		676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	509,493		11/29/03	300
Annapolis	MD		780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	587,594		11/29/03	300
Bowie	MD		734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	552,809		11/29/03	300
Capital Heights	MD		701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	528,099		11/29/03	300
Germantown	MD		808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	608,271		11/29/03	300
Waldorf	MD		427,033	793,854	None	None	427,033	793,854	1,220,887	321,507		11/29/03	300
Eagan	MN		902,443	845,536	None	None	902,443	845,536	1,747,979	520,030	06/19/98	02/20/98	300
Ferguson	MO		386,112	717,856	None	None	386,112	717,856	1,103,968	290,728		11/29/03	300
Grandview	MO		347,150	711,024	None	None	347,150	711,024	1,058,174	434,943	08/20/98	02/20/98	300
Independence	MO		721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	542,627		11/29/03	300
St. Louis	MO		1,222,303	2,019,908	None	None	1,222,303	2,019,908	3,242,211	77,430		01/22/13	300
Charlotte	NC		508,100	457,295	None	None	508,100	457,295	965,395	194,350		05/27/03	300
Charlotte	NC		181,662	338,164	None	None	181,662	338,164	519,826	136,952		11/29/03	300
Clemmons	NC		630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	269,539		11/09/07	300
Jamestown	NC		650,000	857,823	None	None	650,000	857,823	1,507,823	210,167		11/09/07	300
Matthews	NC		489,063	909,052	None	None	489,063	909,052	1,398,115	368,162		11/29/03	300
Omaha	NE		253,128	810,922	None	32	253,128	810,954	1,064,082	463,635	07/22/99	03/04/99	300
Manchester	NH		722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	543,763		11/29/03	300
Newington	NH		690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	519,864		11/29/03	300
Salem	NH		597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	449,975		11/29/03	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Deptford	NJ		619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	466,176		11/29/03	300
Maple Shade	NJ		508,285	944,750	None	None	508,285	944,750	1,453,035	382,620		11/29/03	300
Northfield	NJ		1,364,997	2,361,337	None	None	1,364,997	2,361,337	3,726,334	90,518		01/22/13	300
Woodbury	NJ		212,788	320,283	None	None	212,788	320,283	533,071	148,928		05/14/02	300
Albuquerque	NM		1,210,015	2,498,602	None	None	1,210,015	2,498,602	3,708,617	95,780		01/22/13	300
Akron	OH		242,133	450,467	None	None	242,133	450,467	692,600	182,435		11/29/03	300
Cambridge	OH		103,368	192,760	None	None	103,368	192,760	296,128	78,064		11/29/03	300
Canton	OH		337,161	626,948	None	None	337,161	626,948	964,109	253,910		11/29/03	300
Cleveland	OH		582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	438,145		11/29/03	300
Columbus	OH		385,878	717,422	None	None	385,878	717,422	1,103,300	290,552		11/29/03	300
Edmond	OK		1,240,403	2,561,350	None	None	1,240,403	2,561,350	3,801,753	98,185		01/22/13	300
Oklahoma City	OK		509,370	752,691	None	None	509,370	752,691	1,262,061	437,986	04/14/99	09/24/98	300
Oklahoma City	OK		404,815	771,625	None	None	404,815	771,625	1,176,440	448,984	04/09/99	10/16/98	300
Oklahoma City	OK		1,127,056	2,327,297	None	None	1,127,056	2,327,297	3,454,353	89,213		01/22/13	300
Owasso	OK		1,078,296	2,226,612	5,698	None	1,078,296	2,232,310	3,310,606	85,532		01/22/13	300
Tulsa	OK		964,367	1,996,137	5,993	None	964,367	2,002,130	2,966,497	76,779		01/22/13	300
Yukon	OK		1,173,070	2,422,313	None	None	1,173,070	2,422,313	3,595,383	92,855		01/22/13	300
Greensburg	PA		594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	447,759		11/29/03	300
Lancaster	PA		431,050	801,313	None	None	431,050	801,313	1,232,363	324,528		11/29/03	300
Mechanicsburg	PA		455,854	847,377	None	None	455,854	847,377	1,303,231	343,184		11/29/03	300
Monroeville	PA		723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	544,613		11/29/03	300
Philadelphia	PA		334,939	622,821	None	None	334,939	622,821	957,760	252,238		11/29/03	300
Pittsburgh	PA		384,756	715,339	None	None	384,756	715,339	1,100,095	289,708		11/29/03	300
York	PA		389,291	723,760	None	None	389,291	723,760	1,113,051	293,119		11/29/03	300
Columbia	SC		343,785	295,001	183,130	None	343,785	478,131	821,916	369,072	05/27/97	02/07/97	300
Sioux Falls	SD		332,979	498,108	None	None	332,979	498,108	831,087	306,351	06/01/99	02/27/98	300
Goodlettsville	TN		601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	452,585		11/29/03	300
Hermitage	TN		560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	461,851	10/15/01	05/09/01	300
Allen	TX		1,162,614	2,400,722	None	None	1,162,614	2,400,722	3,563,336	92,028		01/22/13	300
Arlington	TX		599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	451,269		11/29/03	300
Austin	TX		185,454	411,899	None	None	185,454	411,899	597,353	393,119		02/06/90	300
Austin	TX		710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	534,714		11/29/03	300
Austin	TX		590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	444,715		11/29/03	300
Austin	TX		569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	428,970		11/29/03	300
Austin	TX		532,497	989,715	None	None	532,497	989,715	1,522,212	400,830		11/29/03	300
Austin	TX	1,367,400	1,066,021	2,201,264	None	None	1,066,021	2,201,264	3,267,285	84,382		01/22/13	300
Carrollton	TX		568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	427,835		11/29/03	300
Conroe	TX		396,068	736,346	None	None	396,068	736,346	1,132,414	298,216		11/29/03	300
Crowley	TX		1,103,218	2,278,074	None	None	1,103,218	2,278,074	3,381,292	87,326		01/22/13	300
Dallas	TX		191,267	424,811	None	73	191,267	424,884	616,151	406,987		01/26/90	300
Fort Worth	TX		543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	409,444		11/29/03	300
Garland	TX		242,887	539,461	None	91	242,887	539,552	782,439	516,736		01/19/90	300
Harlingen	TX		134,599	298,948	None	None	134,599	298,948	433,547	286,354		01/17/90	300
Houston	TX		151,018	335,417	None	None	151,018	335,417	486,435	321,286		01/25/90	300
Houston	TX		392,113	729,002	None	None	392,113	729,002	1,121,115	295,242		11/29/03	300
Houston	TX		1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	775,309		11/29/03	300
Houston	TX		619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	465,969		11/29/03	300
Houston	TX		642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	483,565		11/29/03	300
Houston	TX		872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	656,837		11/29/03	300
Humble	TX		612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	460,940		11/29/03	300
League City	TX		1,032,003	2,131,018	None	None	1,032,003	2,131,018	3,163,021	81,689		01/22/13	300
Leon Valley	TX		178,221	395,834	None	None	178,221	395,834	574,055	379,158		01/17/90	300
Leon Valley	TX		529,967	985,046	None	None	529,967	985,046	1,515,013	398,939		11/29/03	300
Mesquite	TX		591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	445,238		11/29/03	300
Pasadena	TX		107,391	238,519	None	None	107,391	238,519	345,910	228,470		01/24/90	300
Pearland	TX	1,290,000	935,739	1,932,240	None	None	935,739	1,932,240	2,867,979	74,069		01/22/13	300
Plano	TX		187,564	417,157	700	91	187,564	417,948	605,512	399,404		01/18/90	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Plano	TX		494,407	918,976	None	None	494,407	918,976	1,413,383	372,181		11/29/03	300
Richardson	TX		555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	417,897		11/29/03	300
Rockwall	TX		1,178,158	2,432,819	None	None	1,178,158	2,432,819	3,610,977	93,258		01/22/13	300
San Antonio	TX		245,164	544,518	None	None	245,164	544,518	789,682	519,691		02/14/90	300
San Antonio	TX		688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	517,978		11/29/03	300
Stafford	TX		706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	531,921		11/29/03	300
Waco	TX		401,999	747,362	None	None	401,999	747,362	1,149,361	302,677		11/29/03	300
Weatherford	TX		971,317	2,005,706	None	None	971,317	2,005,706	2,977,023	76,885		01/22/13	300
Webster	TX		600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	451,799		11/29/03	300
Bountiful	UT		183,750	408,115	None	111	183,750	408,226	591,976	391,023		01/30/90	300
Alexandria	VA		542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	408,573		11/29/03	300
Alexandria	VA		592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	446,110		11/29/03	300
Chesapeake	VA		770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	272,522		11/09/07	300
Chester	VA		1,204,525	2,487,265	None	None	1,204,525	2,487,265	3,691,790	95,345		01/22/13	300
Lynchburg	VA		342,751	637,329	None	None	342,751	637,329	980,080	258,114		11/29/03	300
Virginia Beach	VA		780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	251,464		11/09/07	300
Woodbridge	VA		774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	583,117		11/29/03	300
Tacoma	WA		187,111	415,579	None	None	187,111	415,579	602,690	398,071		01/25/90	300
Brown Deer	WI		257,408	802,141	None	None	257,408	802,141	1,059,549	482,684	12/15/98	07/16/98	300
Delafield	WI		324,574	772,702	None	None	324,574	772,702	1,097,276	441,073	07/29/99	02/26/99	300
Madison	WI		452,630	811,977	None	None	452,630	811,977	1,264,607	494,009	10/20/98	04/07/98	300
Milwaukee	WI		1,304,098	2,692,877	None	None	1,304,098	2,692,877	3,996,975	103,227		01/22/13	300
Oak Creek	WI		420,465	852,408	None	None	420,465	852,408	1,272,873	518,608	08/07/98	03/20/98	300

Beverages
Calistoga	CA		12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	398,151		06/25/10	300
Calistoga	CA		5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	2,996,954		06/25/10	300
Calistoga	CA		6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	223,390		06/25/10	300
Calistoga	CA		4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	284,839		06/25/10	300
Calistoga	CA		8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	292,838		06/25/10	300
Calistoga	CA		12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	696,781		06/25/10	300
Calistoga	CA		45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	1,482,593		06/25/10	300
Calistoga	CA		10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	679,789		12/15/10	300
Napa	CA		6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	3,541,667		06/25/10	300
Napa	CA		11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	406,346		06/25/10	300
Napa	CA		17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	871,245		06/25/10	300
Napa	CA		10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	54,999		09/17/10	300
Napa	CA		4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	36,370		12/15/10	300
Napa	CA		6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	42,803		12/15/11	300
Paicines	CA		12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	254,458		12/15/10	300
St. Helena	CA		15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	598,706		06/25/10	300
St. Helena	CA		23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	939,180		06/25/10	300
Shreveport	LA		1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	880,869		04/22/11	300

Book stores
Tampa	FL		998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	2,494,395		03/11/97	300

Child care
Hoover	AL		63,800	295,791	9,240	84	63,800	305,115	368,915	296,072		10/31/84	300
Avondale	AZ		242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	656,869	04/20/99	07/28/98	300
Chandler	AZ		291,720	647,923	None	171	291,720	648,094	939,814	648,082		12/11/87	300
Chandler	AZ		271,695	603,446	9,758	19,469	271,695	632,673	904,368	611,118		12/14/87	300
Mesa	AZ		308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	586,345	07/26/99	01/13/99	300
Phoenix	AZ		260,719	516,181	None	32,296	260,719	548,477	809,196	491,022		12/26/90	300
Scottsdale	AZ		291,993	648,529	None	171	291,993	648,700	940,693	648,688		12/14/87	300
Scottsdale	AZ		264,504	587,471	None	27,528	264,504	614,999	879,503	566,683		06/29/90	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tempe	AZ		292,200	648,989	None	16,676	292,200	665,665	957,865	665,569		03/10/88	300
Tucson	AZ		304,500	676,303	None	62	304,500	676,365	980,865	676,317		09/28/88	300
Tucson	AZ		283,500	546,878	None	337	283,500	547,215	830,715	547,105		09/29/88	300
Calabasas	CA		156,430	725,248	100,838	58,741	156,430	884,827	1,041,257	808,322		09/26/85	300
Carmichael	CA		131,035	607,507	80,368	21,673	131,035	709,548	840,583	622,734		08/22/86	300
Chino	CA		155,000	634,071	None	22	155,000	634,093	789,093	634,091		10/06/83	180
Chula Vista	CA		350,563	778,614	None	43,353	350,563	821,967	1,172,530	804,625		10/30/87	300
El Cajon	CA		157,804	731,621	2,540	44,802	157,804	778,963	936,767	749,886		12/19/85	300
Escondido	CA		276,286	613,638	5,000	44,389	276,286	663,027	939,313	642,385		12/31/87	300
Folsom	CA		281,563	625,363	None	None	281,563	625,363	906,926	625,363		10/23/87	300
Mission Viejo	CA		353,891	744,367	12,500	None	353,891	756,867	1,110,758	637,806		06/24/93	300
Oceanside	CA		145,568	674,889	17,000	None	145,568	691,889	837,457	684,899		12/23/85	300
Palmdale	CA		249,490	554,125	9,864	None	249,490	563,989	813,479	563,441		09/14/88	300
Rancho Cordova	CA		276,328	613,733	24,967	None	276,328	638,700	915,028	628,308		03/22/89	300
Rancho Cucamonga	CA		471,733	1,047,739	149,765	170	471,733	1,197,674	1,669,407	1,068,656		12/30/87	300
Sacramento	CA		290,734	645,732	None	None	290,734	645,732	936,466	645,732		10/05/87	300
Simi Valley	CA		208,585	967,055	79,082	31	208,585	1,046,168	1,254,753	1,000,732		12/20/85	300
Valencia	CA		301,295	669,185	67,995	46	301,295	737,226	1,038,521	700,700		06/23/88	300
Walnut	CA		217,365	1,007,753	1,200	51,214	217,365	1,060,167	1,277,532	1,029,967		08/22/86	300
Aurora	CO		287,000	637,440	20,313	18,188	287,000	675,941	962,941	640,546		12/31/87	300
Broomfield	CO		155,306	344,941	25,000	82	155,306	370,023	525,329	364,341		03/15/88	300
Colorado Springs	CO		58,400	271,217	25,000	82	58,400	296,299	354,699	287,994		12/22/82	180
Fort Collins	CO		55,200	256,356	15,030	79	55,200	271,465	326,665	256,573		12/22/82	180
Greenwood Village	CO		131,216	608,372	6,862	21,268	131,216	636,502	767,718	627,877		12/05/86	300
Littleton	CO		161,617	358,956	None	82	161,617	359,038	520,655	358,992		12/10/87	300
Longmont	CO		115,592	535,931	None	71	115,592	536,002	651,594	535,962		03/25/86	300
Louisville	CO		58,089	269,313	22,582	89	58,089	291,984	350,073	271,424		06/22/84	300
Parker	CO		153,551	341,042	None	82	153,551	341,124	494,675	341,078		10/19/87	300
Westminster	CO		306,387	695,737	32,991	11,233	306,387	739,961	1,046,348	683,432		09/27/89	300
Bradenton	FL		160,060	355,501	25,000	79	160,060	380,580	540,640	374,358		05/05/88	300
Clearwater	FL		42,223	269,380	None	79	42,223	269,459	311,682	269,437		12/22/81	180
Jacksonville	FL		48,000	243,060	None	None	48,000	243,060	291,060	243,060		12/22/81	180
Jacksonville	FL		184,800	410,447	22,872	189	184,800	433,508	618,308	423,595		03/30/89	300
Margate	FL		66,686	309,183	None	240	66,686	309,423	376,109	309,390		12/16/86	300
Melbourne	FL		256,439	549,345	None	79	256,439	549,424	805,863	467,068		04/16/93	300
Niceville	FL		73,696	341,688	None	None	73,696	341,688	415,384	341,688		12/03/86	300
Orlando	FL		68,001	313,922	None	None	68,001	313,922	381,923	313,922		09/04/85	300
Orlando	FL		159,177	353,538	None	154	159,177	353,692	512,869	353,615		07/02/87	300
Oviedo	FL		166,409	369,598	None	154	166,409	369,752	536,161	369,676		11/20/87	300
Panama City	FL		69,500	244,314	82,701	4,560	69,500	331,575	401,075	278,824		06/15/82	180
Pensacola	FL		147,000	326,492	20,000	240	147,000	346,732	493,732	332,195		03/28/89	300
Royal Palm Beach	FL		194,193	431,309	25,000	None	194,193	456,309	650,502	445,337		11/15/88	300
St. Augustine	FL		44,800	213,040	23,090	189	44,800	236,319	281,119	224,131		12/22/81	180
Sunrise	FL		245,000	533,280	92,266	28,616	245,000	654,162	899,162	594,816		05/25/89	300
Tampa	FL		53,385	199,846	None	154	53,385	200,000	253,385	199,924		12/22/81	180
Duluth	GA		310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	591,121	08/25/99	06/07/99	300
Ellenwood	GA		119,678	275,414	58,545	479	119,678	334,438	454,116	290,805		11/16/88	300
Lawrenceville	GA		141,449	314,161	156,426	14,614	141,449	485,201	626,650	361,457		07/07/88	300
Lithia Springs	GA		187,444	363,358	None	84	187,444	363,442	550,886	349,946		12/28/89	300
Lithonia	GA		239,715	524,459	24,410	26,132	239,715	575,001	814,716	511,430		08/20/91	300
Marietta	GA		148,620	330,090	25,000	205	148,620	355,295	503,915	349,413		09/16/88	300
Marietta	GA		292,250	649,095	74,491	10,464	292,250	734,050	1,026,300	662,776		12/02/88	300
Marietta	GA		295,750	596,299	None	17,678	295,750	613,977	909,727	611,247		12/30/88	300
Marietta	GA		301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	692,485		12/30/88	300
Smyrna	GA		274,750	610,229	None	415	274,750	610,644	885,394	610,639		11/15/88	300
Stockbridge	GA		168,700	374,688	62,622	92	168,700	437,402	606,102	393,204		03/28/89	300
Cedar Rapids	IA		194,950	427,085	None	None	194,950	427,085	622,035	372,778		09/24/92	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Iowa City	IA		186,900	408,910	None	None	186,900	408,910	595,810	356,846		09/24/92	300
Addison	IL		125,780	583,146	None	134	125,780	583,280	709,060	583,240		03/25/86	300
Algonquin	IL		241,500	509,629	28,260	134	241,500	538,023	779,523	482,325		07/10/90	300
Aurora	IL		165,679	398,738	27,450	21,087	165,679	447,275	612,954	435,281		12/21/88	300
Aurora	IL		468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	707,749	10/26/99	06/14/99	300
Bartlett	IL		120,824	560,166	73,302	8,536	120,824	642,004	762,828	572,032		03/25/86	300
Carol Stream	IL		122,831	586,416	None	134	122,831	586,550	709,381	586,510		03/25/86	300
Crystal Lake	IL		400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	711,655	09/28/99	05/14/99	300
Glendale Heights	IL		318,500	707,399	None	172	318,500	707,571	1,026,071	707,571		11/16/88	300
Hoffman Estates	IL		318,500	707,399	None	257	318,500	707,656	1,026,156	702,588		03/31/89	300
Homer Glen	IL		189,477	442,018	None	85	189,477	442,103	631,580	442,055		10/29/87	300
Lake in the Hills	IL		375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	637,215	09/03/99	05/14/99	300
Naperville	IL		425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	691,300	10/06/99	05/19/99	300
O’Fallon	IL		141,250	313,722	None	232	141,250	313,954	455,204	313,834		10/30/87	300
Oswego	IL		380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	662,627	08/18/99	06/30/99	300
Palatine	IL		121,911	565,232	None	134	121,911	565,366	687,277	565,327		03/25/86	300
Roselle	IL		297,541	561,037	None	172	297,541	561,209	858,750	561,209		12/30/88	300
Schaumburg	IL		218,798	485,955	20,461	None	218,798	506,416	725,214	495,103		12/17/87	300
Vernon Hills	IL		132,523	614,430	None	134	132,523	614,564	747,087	614,525		03/25/86	300
Westmont	IL		124,742	578,330	77,621	167	124,742	656,118	780,860	578,630		03/25/86	300
Fishers	IN		212,118	419,958	None	419	212,118	420,377	632,495	386,725		12/27/90	300
Highland	IN		220,460	436,476	None	314	220,460	436,790	657,250	401,887		12/26/90	300
Indianapolis	IN		245,000	544,153	None	211	245,000	544,364	789,364	512,051		06/29/90	300
Lenexa	KS		318,500	707,399	14,200	127	318,500	721,726	1,040,226	714,340		03/31/89	300
Olathe	KS		304,500	676,308	71,023	186	304,500	747,517	1,052,017	700,842		09/28/88	300
Overland Park	KS		357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	637,543	07/23/99	05/14/99	300
Shawnee	KS		315,000	699,629	None	429	315,000	700,058	1,015,058	699,902		10/27/88	300
Shawnee	KS		288,246	935,875	None	127	288,246	936,002	1,224,248	556,895	12/29/98	08/24/98	300
Wichita	KS		209,890	415,549	33,984	16,592	209,890	466,125	676,015	404,024		12/26/90	300
Acton	MA		315,533	700,813	None	278	315,533	701,091	1,016,624	701,091		09/30/88	300
Marlborough	MA		352,765	776,488	None	232	352,765	776,720	1,129,485	776,720		11/04/88	300
Westborough	MA		359,412	773,877	63,037	22,543	359,412	859,457	1,218,869	791,531		11/01/88	300
Ellicott City	MD		219,368	630,839	26,550	None	219,368	657,389	876,757	648,237		12/19/88	300
Frederick	MD		203,352	1,017,109	None	2,874	203,352	1,019,983	1,223,335	629,303		07/06/98	300
Olney	MD		342,500	760,701	4,400	41,605	342,500	806,706	1,149,206	783,883		12/18/87	300
Waldorf	MD		130,430	604,702	None	580	130,430	605,282	735,712	605,091		09/26/84	300
Waldorf	MD		237,207	526,844	None	172	237,207	527,016	764,223	526,919		12/31/87	300
Canton	MI		55,000	378,848	2,913	11,071	55,000	392,832	447,832	391,031		10/06/82	180
Apple Valley	MN		113,523	526,319	None	238	113,523	526,557	640,080	526,453		03/26/86	300
Brooklyn Park	MN		118,111	547,587	None	197	118,111	547,784	665,895	547,718		03/26/86	300
Eden Prairie	MN		124,286	576,243	None	197	124,286	576,440	700,726	576,374		03/27/86	300
Maple Grove	MN		313,250	660,149	None	278	313,250	660,427	973,677	619,424		07/11/90	300
Plymouth	MN		134,221	622,350	None	197	134,221	622,547	756,768	622,481		12/12/86	300
White Bear Lake	MN		242,165	537,856	None	278	242,165	538,134	780,299	502,506		08/30/90	300
Florissant	MO		181,300	402,672	34,635	12,626	181,300	449,933	631,233	422,208		03/29/89	300
Florissant	MO		318,500	707,399	78,556	11,102	318,500	797,057	1,115,557	735,843		03/30/89	300
Gladstone	MO		294,000	652,987	None	9,422	294,000	662,409	956,409	659,818		09/29/88	300
Lee’s Summit	MO		239,627	532,220	None	179	239,627	532,399	772,026	517,340		09/27/89	300
Lee’s Summit	MO		330,000	993,787	None	127	330,000	993,914	1,323,914	568,154	07/26/99	06/17/99	300
Lee’s Summit	MO		313,740	939,367	None	None	313,740	939,367	1,253,107	533,921	09/08/99	06/30/99	300
North Kansas City	MO		307,784	910,401	None	None	307,784	910,401	1,218,185	547,237	09/28/99	08/21/98	300
Jackson	MS		248,483	572,522	54,227	17,780	248,483	644,529	893,012	342,354		11/16/99	300
Pearl	MS		121,801	270,524	18,837	4,207	121,801	293,568	415,369	287,704		11/15/88	300
Tupelo	MS		121,697	637,691	26,216	9,587	121,697	673,494	795,191	452,449		11/26/96	300
Cary	NC		75,200	262,973	15,000	187	75,200	278,160	353,360	268,323		01/25/84	180
Charlotte	NC		134,582	268,222	24,478	139	134,582	292,839	427,421	286,969		11/16/88	300
Concord	NC		32,441	190,859	None	326	32,441	191,185	223,626	191,139		12/23/81	180

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Durham	NC		175,700	390,234	26,312	187	175,700	416,733	592,433	407,529		03/29/89	300
Durham	NC		220,728	429,380	None	None	220,728	429,380	650,108	413,532		12/29/89	300
Kernersville	NC		162,216	316,300	None	223	162,216	316,523	478,739	304,876		12/14/89	300
Bellevue	NE		60,568	280,819	None	None	60,568	280,819	341,387	280,819		12/16/86	300
Omaha	NE		60,500	280,491	None	32	60,500	280,523	341,023	280,501		08/01/84	300
Omaha	NE		53,000	245,720	22,027	211	53,000	267,958	320,958	255,747		10/11/84	300
Omaha	NE		142,867	317,315	None	32	142,867	317,347	460,214	317,325		12/09/87	300
Londonderry	NH		335,467	745,082	None	None	335,467	745,082	1,080,549	726,675		08/18/89	300
Clementon	NJ		279,851	554,060	18,899	50	279,851	573,009	852,860	498,424		09/09/91	300
Las Vegas	NV		201,250	446,983	None	126	201,250	447,109	648,359	420,566		06/29/90	300
Beavercreek	OH		179,552	398,786	None	122	179,552	398,908	578,460	398,908		06/30/87	300
Centerville	OH		174,519	387,613	None	237	174,519	387,850	562,369	387,814		07/23/87	300
Dublin	OH		84,000	389,446	None	230	84,000	389,676	473,676	389,675		10/08/85	300
Englewood	OH		74,000	343,083	None	85	74,000	343,168	417,168	343,120		10/23/85	300
Forest Park	OH		170,778	379,305	None	85	170,778	379,390	550,168	379,341		09/28/87	300
Huber Heights	OH		245,000	544,153	None	122	245,000	544,275	789,275	506,370		09/27/90	300
Pickerington	OH		87,580	406,055	None	None	87,580	406,055	493,635	406,055		12/11/86	300
Westerville	OH		82,000	380,173	None	122	82,000	380,295	462,295	380,295		10/08/85	300
Westerville	OH		294,350	646,557	None	122	294,350	646,679	941,029	602,231		09/26/90	300
Broken Arrow	OK		78,705	220,434	None	None	78,705	220,434	299,139	220,434		01/27/83	180
Midwest City	OK		67,800	314,338	None	None	67,800	314,338	382,138	314,338		08/14/85	300
Oklahoma City	OK		50,800	214,474	None	173	50,800	214,647	265,447	214,647		06/15/82	180
Oklahoma City	OK		79,000	366,261	17,659	173	79,000	384,093	463,093	382,963		11/14/84	300
Yukon	OK		61,000	282,812	27,000	173	61,000	309,985	370,985	303,538		05/02/85	300
Charleston	SC		140,700	312,498	25,000	376	140,700	337,874	478,574	328,424		03/28/89	300
Columbia	SC		58,160	269,643	None	139	58,160	269,782	327,942	269,781		11/14/84	300
Columbia	SC		160,831	313,600	None	223	160,831	313,823	474,654	302,276		12/14/89	300
Goose Creek	SC		61,635	192,905	None	153	61,635	193,058	254,693	192,971		12/22/81	180
North Charleston	SC		125,593	278,947	2,060	567	125,593	281,574	407,167	279,436		05/26/88	300
Summerville	SC		44,400	174,500	None	321	44,400	174,821	219,221	174,712		12/22/81	180
Memphis	TN		238,263	504,897	None	None	238,263	504,897	743,160	504,897		09/29/88	300
Memphis	TN		238,000	528,608	2,734	263	238,000	531,605	769,605	531,448		09/30/88	300
Arlington	TX		82,109	380,677	14,595	139	82,109	395,411	477,520	384,667		12/13/84	300
Arlington	TX		241,500	550,559	33,725	192	241,500	584,476	825,976	571,681		09/22/89	300
Austin	TX		103,600	230,532	8,750	16	103,600	239,298	342,898	239,286		10/29/82	180
Austin	TX		88,872	222,684	54,562	15,026	88,872	292,272	381,144	264,951		01/12/83	180
Austin	TX		134,383	623,103	2,379	13,967	134,383	639,449	773,832	632,768		12/23/86	300
Austin	TX		236,733	640,023	46,171	171	236,733	686,365	923,098	587,887		09/27/88	300
Austin	TX		191,636	425,629	15,530	294	191,636	441,453	633,089	440,069		12/22/88	300
Austin	TX		217,878	483,913	82,048	9,167	217,878	575,128	793,006	502,025		06/22/89	300
Bedford	TX		241,500	550,559	34,949	73	241,500	585,581	827,081	567,212		09/22/89	300
Carrollton	TX		277,850	617,113	52,614	18,544	277,850	688,271	966,121	642,720		12/11/87	300
Cedar Park	TX		168,857	375,036	5,200	282	168,857	380,518	549,375	379,702		11/21/88	300
Colleyville	TX		250,000	1,070,360	None	102	250,000	1,070,462	1,320,462	608,389	08/17/99	05/14/99	300
Converse	TX		217,000	481,963	None	None	217,000	481,963	698,963	481,963		09/28/88	300
Corinth	TX		285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	598,930	06/04/99	05/19/99	300
Euless	TX		234,111	519,962	None	217	234,111	520,179	754,290	520,180		05/08/87	300
Flower Mound	TX		202,773	442,845	32,069	16,315	202,773	491,229	694,002	463,228		04/20/87	300
Flower Mound	TX		281,735	1,099,726	12,769	31,678	281,735	1,144,173	1,425,908	643,998	04/23/99	01/13/99	300
Fort Worth	TX		85,518	396,495	33,279	6,357	85,518	436,131	521,649	423,219		12/03/86	300
Fort Worth	TX		238,000	528,608	73,662	4,282	238,000	606,552	844,552	543,502		09/26/88	300
Fort Worth	TX		216,160	427,962	None	149	216,160	428,111	644,271	391,004		02/07/91	300
Garland	TX		211,050	468,749	31,233	101	211,050	500,083	711,133	458,749		12/12/89	300
Grand Prairie	TX		167,164	371,276	58,206	16,412	167,164	445,894	613,058	409,264		12/13/88	300
Houston	TX		60,000	278,175	24,492	783	60,000	303,450	363,450	289,092		05/01/85	300
Houston	TX		139,125	308,997	19,128	229	139,125	328,354	467,479	321,903		05/22/87	300
Houston	TX		141,296	313,824	12,442	5,289	141,296	331,555	472,851	326,682		07/24/87	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Houston	TX		219,100	486,631	2,583	12,853	219,100	502,067	721,167	486,890		09/30/88	300
Houston	TX		149,109	323,314	27,979	10,061	149,109	361,354	510,463	327,702		06/26/89	300
Houston	TX		294,582	919,276	None	None	294,582	919,276	1,213,858	543,954	01/11/99	08/14/98	300
Humble	TX		278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	591,630	07/19/99	05/14/99	300
Katy	TX		309,898	983,041	None	None	309,898	983,041	1,292,939	588,212	11/30/98	08/21/98	300
Lewisville	TX		192,777	428,121	36,000	95	192,777	464,216	656,993	434,572		01/07/87	300
Mansfield	TX		181,375	402,839	46,878	17,274	181,375	466,991	648,366	425,140		12/20/89	300
Mesquite	TX		85,000	394,079	9,855	12,976	85,000	416,910	501,910	411,897		10/24/84	300
Mesquite	TX		139,466	326,525	39,638	13,047	139,466	379,210	518,676	328,683		10/08/92	300
Pasadena	TX		60,000	278,173	23,529	15,075	60,000	316,777	376,777	294,492		10/23/84	300
Plano	TX		261,912	581,658	30,831	18,268	261,912	630,757	892,669	614,745		01/06/87	300
Plano	TX		250,514	556,399	19,869	10,306	250,514	586,574	837,088	571,996		12/10/87	300
Round Rock	TX		80,525	373,347	None	19,117	80,525	392,464	472,989	386,979		12/16/86	300
Round Rock	TX		186,380	413,957	45,752	None	186,380	459,709	646,089	434,644		04/19/89	300
San Antonio	TX		130,833	606,596	43,050	22,373	130,833	672,019	802,852	613,130		03/24/86	300
San Antonio	TX		102,512	475,288	50,798	17	102,512	526,103	628,615	478,149		12/03/86	300
San Antonio	TX		81,530	378,007	None	266	81,530	378,273	459,803	378,248		12/11/86	300
San Antonio	TX		181,412	402,923	None	139	181,412	403,062	584,474	402,984		07/07/87	300
San Antonio	TX		234,500	520,831	None	282	234,500	521,113	755,613	521,034		12/29/87	300
San Antonio	TX		217,000	481,967	32,529	115	217,000	514,611	731,611	509,287		10/14/88	300
San Antonio	TX		182,868	406,155	18,940	None	182,868	425,095	607,963	423,846		12/06/88	300
San Antonio	TX		220,500	447,108	None	115	220,500	447,223	667,723	444,050		03/30/89	300
Sugar Land	TX		339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	578,838	05/30/99	01/13/99	300
Layton	UT		136,574	269,008	None	None	136,574	269,008	405,582	257,444		02/01/90	300
Sandy	UT		168,089	373,330	None	None	168,089	373,330	541,419	356,309		02/01/90	300
Centreville	VA		371,000	824,003	None	592	371,000	824,595	1,195,595	801,094		09/29/89	300
Chesapeake	VA		190,050	422,107	24,568	None	190,050	446,675	636,725	437,078		03/28/89	300
Glen Allen	VA		74,643	346,060	None	283	74,643	346,343	420,986	346,264		06/20/84	300
Portsmouth	VA		171,575	381,073	24,932	None	171,575	406,005	577,580	399,189		12/21/88	300
Virginia Beach	VA		69,080	320,270	29,024	13,825	69,080	363,119	432,199	339,995		11/15/84	300
Federal Way	WA		150,785	699,101	None	107	150,785	699,208	849,993	699,151		12/17/86	300
Federal Way	WA		261,943	581,782	27,500	107	261,943	609,389	871,332	600,526		11/21/88	300
Kent	WA		128,300	539,141	None	None	128,300	539,141	667,441	539,141		06/03/83	180
Kent	WA		140,763	678,809	36,500	None	140,763	715,309	856,072	700,062		12/17/86	300
Kirkland	WA		301,000	668,534	None	107	301,000	668,641	969,641	668,584		03/31/88	300
Puyallup	WA		195,552	434,327	27,000	107	195,552	461,434	656,986	453,783		12/06/88	300
Redmond	WA		279,830	621,513	None	107	279,830	621,620	901,450	621,563		07/27/87	300
Renton	WA		111,183	515,490	None	None	111,183	515,490	626,673	515,490		03/24/86	300
Appleton	WI		196,000	424,038	None	581	196,000	424,619	620,619	398,132		07/10/90	300
Waukesha	WI		233,100	461,500	None	211	233,100	461,711	694,811	424,700		12/13/90	300
Waukesha	WI		215,950	427,546	None	581	215,950	428,127	644,077	393,762		12/13/90	300

Consumer appliances
Iowa City	IA		6,395,970	19,385,806	None	None	6,395,970	19,385,806	25,781,776	530,802		01/22/13	420
Greenville	OH		820,230	12,985,433	77,047	None	820,230	13,062,480	13,882,710	758,944		07/31/12	300
Marion	OH		801,003	25,410,810	None	None	801,003	25,410,810	26,211,813	695,772		01/22/13	420

Consumer electronics
Tampa	FL		401,874	933,768	103,336	31,913	401,874	1,069,017	1,470,891	670,146		12/23/97	300
Smyrna	GA		1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	2,044,592		06/09/97	300
Richmond	IN		93,999	193,753	4,447	179	93,999	198,379	292,378	135,665		11/26/96	300
Jackson	MI		550,162	571,590	None	None	550,162	571,590	1,121,752	340,220	01/15/99	09/25/98	300
Pineville	NC		567,864	840,284	37,249	39,217	567,864	916,750	1,484,614	552,311		12/31/98	300
Westbury	NY		6,333,590	3,952,773	44,677	None	6,333,590	3,997,450	10,331,040	2,592,566		09/29/97	300
Bartlett	TN		420,000	674,437	49,629	6,323	420,000	730,389	1,150,389	406,830	05/12/99	02/23/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Consumer goods
West Branch	IA	12,714,379	969,797	19,896,576	107,902	None	969,797	20,004,478	20,974,275	1,028,801		09/20/12	300
DeKalb	IL	20,498,000	3,507,503	50,808,610	None	None	3,507,503	50,808,610	54,316,113	1,391,188		01/22/13	420
Loves Park	IL		1,010,778	10,068,142	None	None	1,010,778	10,068,142	11,078,920	275,675		01/22/13	420
Tooele	UT		1,719,381	40,160,295	None	None	1,719,381	40,160,295	41,879,676	1,099,627		01/22/13	420

Convenience stores
Daphne	AL		140,000	391,637	None	None	140,000	391,637	531,637	153,388		03/18/04	300
Mobile	AL		190,000	301,637	None	None	190,000	301,637	491,637	118,138		03/18/04	300
Mobile	AL		180,000	421,637	None	None	180,000	421,637	601,637	165,138		03/18/04	300
North Little Rock	AR		1,138,381	2,114,137	None	None	1,138,381	2,114,137	3,252,518	67,013		03/29/13	300
Florence	AZ		150,000	371,637	None	None	150,000	371,637	521,637	145,555		03/18/04	300
Gilbert	AZ		680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	435,388		03/18/04	300
Litchfield Park	AZ		610,000	531,637	None	None	610,000	531,637	1,141,637	208,222		03/18/04	300
Marana	AZ		180,000	331,637	None	None	180,000	331,637	511,637	129,888		03/18/04	300
Marana	AZ		330,000	911,637	None	None	330,000	911,637	1,241,637	357,055		03/18/04	300
Maricopa	AZ		170,000	361,637	None	None	170,000	361,637	531,637	141,638		03/18/04	300
Mesa	AZ		560,000	821,637	None	None	560,000	821,637	1,381,637	321,805		03/18/04	300
Mesa	AZ		750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	419,722		03/18/04	300
Mesa	AZ		810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	415,805		03/18/04	300
Mesa	AZ		890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	423,638		03/18/04	300
Mesa	AZ		780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	419,722		03/18/04	300
Mesa	AZ		900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	466,722		03/18/04	300
Payson	AZ		210,000	351,637	None	None	210,000	351,637	561,637	137,722		03/18/04	300
Payson	AZ		260,000	311,637	None	None	260,000	311,637	571,637	122,055		03/18/04	300
Peoria	AZ		520,000	751,637	None	None	520,000	751,637	1,271,637	294,388		03/18/04	300
Phoenix	AZ		440,000	511,637	None	None	440,000	511,637	951,637	200,388		03/18/04	300
Phoenix	AZ		360,000	421,637	None	None	360,000	421,637	781,637	165,138		03/18/04	300
Phoenix	AZ		710,000	591,637	None	None	710,000	591,637	1,301,637	231,722		03/18/04	300
Phoenix	AZ		320,000	661,637	None	None	320,000	661,637	981,637	259,138		03/18/04	300
Phoenix	AZ		450,000	651,637	None	None	450,000	651,637	1,101,637	255,222		03/18/04	300
Phoenix	AZ		430,000	711,637	None	None	430,000	711,637	1,141,637	278,722		03/18/04	300
Phoenix	AZ		730,000	931,637	None	None	730,000	931,637	1,661,637	364,888		03/18/04	300
Phoenix	AZ		400,000	931,637	None	None	400,000	931,637	1,331,637	364,888		03/18/04	300
Phoenix	AZ		790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	411,888		03/18/04	300
Pinetop	AZ		170,000	311,637	None	None	170,000	311,637	481,637	122,055		03/18/04	300
Queen Creek	AZ		520,000	891,637	None	None	520,000	891,637	1,411,637	349,222		03/18/04	300
Scottsdale	AZ		210,000	201,637	None	None	210,000	201,637	411,637	78,972		03/18/04	300
Scottsdale	AZ		660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	404,055		03/18/04	300
Sierra Vista	AZ		110,000	301,637	None	None	110,000	301,637	411,637	118,138		03/18/04	300
Tempe	AZ		620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	419,722		03/18/04	300
Tempe	AZ		270,000	461,637	None	None	270,000	461,637	731,637	180,805		03/18/04	300
Tolleson	AZ		460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	482,388		03/18/04	300
Tombstone	AZ		110,000	381,637	None	None	110,000	381,637	491,637	149,472		03/18/04	300
Tucson	AZ		220,000	311,637	None	None	220,000	311,637	531,637	122,055		03/18/04	300
Tucson	AZ		240,000	341,637	None	None	240,000	341,637	581,637	133,805		03/18/04	300
Tucson	AZ		550,000	511,637	None	None	550,000	511,637	1,061,637	200,388		03/18/04	300
Tucson	AZ		126,000	234,565	None	None	126,000	234,565	360,565	91,089		04/14/04	300
Wellton	AZ		120,000	291,637	None	None	120,000	291,637	411,637	114,222		03/18/04	300
Wickenburg	AZ		150,000	291,637	None	None	150,000	291,637	441,637	114,222		03/18/04	300
Colorado Springs	CO		1,103,650	2,049,635	None	None	1,103,650	2,049,635	3,153,285	64,970		03/29/13	300
Manchester	CT		118,262	305,510	None	None	118,262	305,510	423,772	229,642		03/03/95	300
Vernon	CT		179,646	319,372	None	13	179,646	319,385	499,031	240,062		03/09/95	300
Westbrook	CT		98,247	373,340	None	None	98,247	373,340	471,587	280,627		03/09/95	300
Camden	DE		113,811	174,435	None	None	113,811	174,435	288,246	75,291		03/19/03	300
Camden	DE		250,528	379,165	None	None	250,528	379,165	629,693	163,666		03/19/03	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dewey	DE		147,465	224,665	None	None	147,465	224,665	372,130	96,973		03/19/03	300
Dover	DE		278,804	421,707	None	None	278,804	421,707	700,511	182,030		03/19/03	300
Dover	DE		367,137	554,207	None	None	367,137	554,207	921,344	239,226		03/19/03	300
Dover	DE		367,425	554,884	None	None	367,425	554,884	922,309	239,518		03/19/03	300
Felton	DE		307,260	464,391	None	None	307,260	464,391	771,651	200,455		03/19/03	300
Greenwood	DE		632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	288,292		11/29/07	300
Harrington	DE		563,812	849,220	None	None	563,812	849,220	1,413,032	366,573		03/19/03	300
Milford	DE		310,049	468,575	None	None	310,049	468,575	778,624	202,261		03/19/03	300
Newcastle	DE		589,325	887,488	None	None	589,325	887,488	1,476,813	383,092		03/19/03	300
Smyrna	DE		121,774	186,436	None	None	121,774	186,436	308,210	80,471		03/19/03	300
Smyrna	DE		401,135	605,332	None	None	401,135	605,332	1,006,467	261,294		03/19/03	300
Townsend	DE		241,416	365,749	None	None	241,416	365,749	607,165	157,874		03/19/03	300
Wilmington	DE		280,682	424,525	None	None	280,682	424,525	705,207	183,246		03/19/03	300
Archer	FL		296,238	578,145	None	None	296,238	578,145	874,383	338,214		05/07/99	300
Bradenton	FL		946,638	1,671,528	499	None	946,638	1,672,027	2,618,665	64,121		01/22/13	300
Bradenton	FL		414,000	109,000	None	None	414,000	109,000	523,000	3,529		03/08/13	300
Bushnell	FL		130,000	291,637	None	None	130,000	291,637	421,637	114,222		03/18/04	300
Clearwater	FL		359,792	311,845	None	None	359,792	311,845	671,637	122,137		03/18/04	300
Cocoa	FL		323,827	287,810	None	None	323,827	287,810	611,637	112,723		03/18/04	300
Deltona	FL		140,000	321,637	None	None	140,000	321,637	461,637	125,972		03/18/04	300
Englewood	FL		270,000	331,637	None	None	270,000	331,637	601,637	129,888		03/18/04	300
Gainesville	FL		515,834	873,187	None	None	515,834	873,187	1,389,021	510,813		05/07/99	300
Gainesville	FL		480,318	600,633	None	None	480,318	600,633	1,080,951	351,369		05/07/99	300
Gainesville	FL		347,310	694,859	None	None	347,310	694,859	1,042,169	406,491		05/07/99	300
Gainesville	FL		339,263	658,807	None	None	339,263	658,807	998,070	385,401		05/07/99	300
Gainesville	FL		351,921	552,557	None	None	351,921	552,557	904,478	323,245		05/07/99	300
Gainesville	FL		500,032	850,291	None	None	500,032	850,291	1,350,323	497,419		05/07/99	300
Homosassa Springs	FL		740,000	621,637	None	None	740,000	621,637	1,361,637	243,472		03/18/04	300
Hudson	FL		300,000	351,637	None	None	300,000	351,637	651,637	137,722		03/18/04	300
Intercession City	FL		161,776	319,861	None	None	161,776	319,861	481,637	125,276		03/18/04	300
Jacksonville	FL		266,111	494,206	None	None	266,111	494,206	760,317	191,917		04/01/04	300
Key West	FL		873,700	627,937	None	None	873,700	627,937	1,501,637	245,939		03/18/04	300
Key West	FL		492,785	208,852	None	None	492,785	208,852	701,637	81,798		03/18/04	300
Lakeland	FL		527,076	464,561	None	None	527,076	464,561	991,637	181,950		03/18/04	300
Lakeland	FL		300,000	321,637	None	None	300,000	321,637	621,637	125,972		03/18/04	300
Lakeport	FL		180,342	331,295	None	None	180,342	331,295	511,637	129,755		03/18/04	300
Land O’ Lakes	FL		120,000	361,637	None	None	120,000	361,637	481,637	141,638		03/18/04	300
Largo	FL		900,000	888,367	None	None	900,000	888,367	1,788,367	74	In-progress	08/13/13	300
Lutz	FL		480,000	421,637	None	None	480,000	421,637	901,637	165,138		03/18/04	300
Mount Dora	FL		1,423,518	2,513,578	751	None	1,423,518	2,514,329	3,937,847	96,423		01/22/13	300
Naples	FL		150,000	301,637	None	None	150,000	301,637	451,637	118,138		03/18/04	300
Naples	FL		620,000	381,637	None	None	620,000	381,637	1,001,637	149,472		03/18/04	300
New Port Richey	FL		190,000	601,637	None	None	190,000	601,637	791,637	235,638		03/18/04	300
North Fort Meyers	FL		140,000	281,637	None	None	140,000	281,637	421,637	110,305		03/18/04	300
Okeechobee	FL		195,075	346,562	None	None	195,075	346,562	541,637	135,734		03/18/04	300
Orlando	FL		240,000	301,637	None	None	240,000	301,637	541,637	118,138		03/18/04	300
Palm Bay	FL		230,880	300,757	None	None	230,880	300,757	531,637	117,794		03/18/04	300
Palm Harbor	FL		510,000	381,637	None	None	510,000	381,637	891,637	149,472		03/18/04	300
Panama City	FL		210,000	431,637	None	None	210,000	431,637	641,637	169,055		03/18/04	300
Pensacola	FL		168,000	312,727	None	None	168,000	312,727	480,727	121,440		04/14/04	300
Port Charlotte	FL		170,000	311,637	None	None	170,000	311,637	481,637	122,055		03/18/04	300
Port Charlotte	FL		200,000	356,637	None	None	200,000	356,637	556,637	139,680		03/18/04	300
Port Orange	FL		609,438	512,199	None	None	609,438	512,199	1,121,637	200,609		03/18/04	300
Punta Gorda	FL		400,000	511,637	None	None	400,000	511,637	911,637	200,388		03/18/04	300
Riverview	FL		1,930,000	1,423,720	None	None	1,930,000	1,423,720	3,353,720	7,343	In-progress	08/13/12	300
Tallahassee	FL		600,000	341,637	None	None	600,000	341,637	941,637	133,805		03/18/04	300
Tampa	FL		300,000	301,637	None	None	300,000	301,637	601,637	118,138		03/18/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tampa	FL		380,000	361,637	None	None	380,000	361,637	741,637	141,638		03/18/04	300
Tampa	FL		320,000	591,637	None	None	320,000	591,637	911,637	231,722		03/18/04	300
Webster	FL		640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	419,722		03/18/04	300
Winter Springs	FL		150,000	291,637	None	None	150,000	291,637	441,637	114,222		03/18/04	300
Augusta	GA		620,000	383,232	None	None	620,000	383,232	1,003,232	221,631		07/22/99	300
Augusta	GA		540,000	337,853	None	None	540,000	337,853	877,853	195,387		07/22/99	300
Augusta	GA		510,000	392,929	None	None	510,000	392,929	902,929	227,239		07/22/99	300
Augusta	GA		180,000	422,020	None	None	180,000	422,020	602,020	244,065		07/22/99	300
Augusta	GA		260,000	392,171	None	None	260,000	392,171	652,171	226,802		07/22/99	300
Augusta	GA		240,000	451,637	None	None	240,000	451,637	691,637	176,888		03/18/04	300
Cahutta	GA		437,500	813,742	None	None	437,500	813,742	1,251,242	332,272		10/16/03	300
Calhoun	GA		122,500	228,742	None	None	122,500	228,742	351,242	93,397		10/16/03	300
Calhoun	GA		262,500	488,742	None	None	262,500	488,742	751,242	199,563		10/16/03	300
Cartersville	GA		262,500	488,742	None	None	262,500	488,742	751,242	199,563		10/16/03	300
Chatsworth	GA		140,000	261,242	None	47	140,000	261,289	401,289	106,713		10/16/03	300
Chatsworth	GA		140,000	261,242	None	47	140,000	261,289	401,289	106,713		10/16/03	300
Chatsworth	GA		140,000	261,242	None	47	140,000	261,289	401,289	106,713		10/16/03	300
Chickamauga	GA		181,731	338,742	None	None	181,731	338,742	520,473	138,313		10/16/03	300
Dalton	GA		171,500	319,742	None	None	171,500	319,742	491,242	130,555		10/16/03	300
Dalton	GA		87,500	163,742	None	None	87,500	163,742	251,242	66,855		10/16/03	300
Dalton	GA		485,650	903,162	None	None	485,650	903,162	1,388,812	368,785		10/16/03	300
Dalton	GA		146,000	272,385	None	None	146,000	272,385	418,385	111,218		10/16/03	300
Dalton	GA		420,000	781,242	None	None	420,000	781,242	1,201,242	319,001		10/16/03	300
Dalton	GA		210,000	391,242	None	None	210,000	391,242	601,242	159,751		10/16/03	300
Dalton	GA		332,500	618,742	None	None	332,500	618,742	951,242	252,647		10/16/03	300
Decatur	GA		529,383	532,429	None	296	529,383	532,725	1,062,108	352,333		06/27/97	300
Decatur	GA	1,860,265	1,622,631	2,865,162	856	None	1,622,631	2,866,018	4,488,649	109,910		01/22/13	300
Dunwoody	GA		545,462	724,254	None	296	545,462	724,550	1,270,012	479,249		06/27/97	300
Flintstone	GA		157,500	293,742	None	None	157,500	293,742	451,242	119,938		10/16/03	300
Lafayette	GA		122,500	228,742	None	None	122,500	228,742	351,242	93,397		10/16/03	300
Lithonia	GA		386,784	776,436	None	None	386,784	776,436	1,163,220	513,685		06/27/97	300
Mableton	GA		491,069	355,957	None	None	491,069	355,957	847,026	235,477		06/27/97	300
Martinez	GA		450,000	402,777	None	None	450,000	402,777	852,777	232,935		07/22/99	300
Martinez	GA		830,000	871,637	None	None	830,000	871,637	1,701,637	341,388		03/18/04	300
Norcross	GA		384,162	651,273	None	None	384,162	651,273	1,035,435	430,865		06/27/97	300
Ringgold	GA		234,500	1,168,914	(7,829)	None	226,671	1,168,914	1,395,585	426,077		10/16/03	300
Ringgold	GA		385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	292,459		10/16/03	300
Ringgold	GA		482,251	896,851	None	None	482,251	896,851	1,379,102	366,208		10/16/03	300
Rocky Face	GA		164,231	306,241	None	None	164,231	306,241	470,472	125,042		10/16/03	300
Rome	GA		210,000	391,242	None	None	210,000	391,242	601,242	159,751		10/16/03	300
Rome	GA		199,199	371,183	None	None	199,199	371,183	570,382	151,560		10/16/03	300
Rome	GA		201,791	375,997	(22,030)	None	179,761	375,997	555,758	153,526		10/16/03	300
Rome	GA		315,000	586,242	None	None	315,000	586,242	901,242	239,376		10/16/03	300
Rossville	GA		157,500	293,742	None	None	157,500	293,742	451,242	119,938		10/16/03	300
Summerville	GA		66,231	124,242	None	None	66,231	124,242	190,473	50,726		10/16/03	300
Trenton	GA		129,231	241,242	None	None	129,231	241,242	370,473	98,501		10/16/03	300
Adair	IA		779,853	1,377,027	411	None	779,853	1,377,438	2,157,291	52,824		01/22/13	300
Neola	IA		784,675	1,385,540	414	None	784,675	1,385,954	2,170,629	53,150		01/22/13	300
Belvidere	IL		768,748	1,427,676	None	None	768,748	1,427,676	2,196,424	231,165		12/28/09	300
Dekalb	IL		661,500	1,228,500	None	None	661,500	1,228,500	1,890,000	199,084		12/28/09	300
Godfrey	IL		374,586	733,190	None	314	374,586	733,504	1,108,090	485,338		06/27/97	300
Granite City	IL		362,287	737,255	None	314	362,287	737,569	1,099,856	488,029		06/27/97	300
Harford	IL		599,172	1,112,747	None	None	599,172	1,112,747	1,711,919	180,371		12/28/09	300
Loves Park	IL		547,582	1,018,023	None	None	547,582	1,018,023	1,565,605	246,558		12/20/07	300
Loves Park	IL		760,725	1,412,775	None	None	760,725	1,412,775	2,173,500	228,875		12/28/09	300
Machesney Park	IL		562,275	1,044,225	None	None	562,275	1,044,225	1,606,500	169,055		12/28/09	300
Madison	IL		173,812	625,030	None	314	173,812	625,344	799,156	413,792		06/27/97	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Marengo	IL		501,948	932,188	None	None	501,948	932,188	1,434,136	151,061		12/28/09	300
Rochelle	IL		607,418	1,129,145	None	None	607,418	1,129,145	1,736,563	273,234		12/20/07	300
Rockford	IL		463,050	859,950	None	None	463,050	859,950	1,323,000	139,383		12/28/09	300
Rockford	IL		388,631	721,744	None	None	388,631	721,744	1,110,375	117,039		12/28/09	300
Tuscola	IL		752,456	1,397,419	None	None	752,456	1,397,419	2,149,875	226,631		12/28/09	300
Albany	IN		427,437	796,632	None	None	427,437	796,632	1,224,069	211,891		05/25/07	300
Alexandria	IN		139,219	259,369	None	None	139,219	259,369	398,588	68,729		05/25/07	300
Anderson	IN		147,263	274,307	None	None	147,263	274,307	421,570	72,688		05/25/07	300
Anderson	IN		283,430	529,190	None	None	283,430	529,190	812,620	141,019		05/25/07	300
Elkhart	IN		495,914	923,971	None	None	495,914	923,971	1,419,885	245,439		05/25/07	300
Frankfort	IN		208,666	390,345	None	None	208,666	390,345	599,011	104,225		05/25/07	300
Greenwood	IN		173,250	323,022	None	None	173,250	323,022	496,272	85,597		05/25/07	300
Hartford City	IN		250,310	467,702	None	None	250,310	467,702	718,012	124,724		05/25/07	300
Indianapolis	IN		129,938	242,134	None	None	129,938	242,134	372,072	64,162		05/25/07	300
Indianapolis	IN		269,294	502,439	None	None	269,294	502,439	771,733	133,733		05/25/07	300
Indianapolis	IN		318,432	593,693	None	None	318,432	593,693	912,125	157,915		05/25/07	300
Knox	IN		341,250	634,999	None	None	341,250	634,999	976,249	158,256		10/09/07	300
Lafayette	IN		147,263	274,309	None	None	147,263	274,309	421,572	72,689		05/25/07	300
Lafayette	IN		112,613	209,959	None	None	112,613	209,959	322,572	55,636		05/25/07	300
Marion	IN		209,196	391,495	None	None	209,196	391,495	600,691	104,333		05/25/07	300
Michigan City	IN		227,500	423,749	None	None	227,500	423,749	651,249	105,796		10/09/07	300
Mishawaka	IN		123,983	233,743	None	None	123,983	233,743	357,726	62,725		05/25/07	300
Morristown	IN		366,590	684,082	None	None	366,590	684,082	1,050,672	182,065		05/25/07	300
Muncie	IN		103,950	193,870	None	None	103,950	193,870	297,820	51,372		05/25/07	300
Muncie	IN		184,237	344,974	None	None	184,237	344,974	529,211	92,201		05/25/07	300
New Albany	IN		181,459	289,353	None	211	181,459	289,564	471,023	217,708		03/03/95	300
New Albany	IN		262,465	331,796	None	211	262,465	332,007	594,472	249,611		03/06/95	300
New Castle	IN		138,600	258,672	None	None	138,600	258,672	397,272	68,545		05/25/07	300
New Castle	IN		79,854	150,572	None	None	79,854	150,572	230,426	40,292		05/25/07	300
New Castle	IN		203,941	381,519	None	None	203,941	381,519	585,460	101,689		05/25/07	300
Richmond	IN		281,248	525,089	None	None	281,248	525,089	806,337	139,735		05/25/07	300
Richmond	IN		255,908	478,528	None	None	255,908	478,528	734,436	127,593		05/25/07	300
Rushville	IN		138,600	258,672	None	None	138,600	258,672	397,272	68,545		05/25/07	300
Rushville	IN		121,275	226,497	None	None	121,275	226,497	347,772	60,018		05/25/07	300
South Bend	IN		372,387	695,064	None	None	372,387	695,064	1,067,451	184,975		05/25/07	300
Wabash	IN		430,437	802,871	None	None	430,437	802,871	1,233,308	213,544		05/25/07	300
Wabash	IN		334,923	624,988	None	13	334,923	625,001	959,924	166,209		05/25/07	300
Warsaw	IN		415,275	774,213	None	13	415,275	774,226	1,189,501	205,754		05/25/07	300
West Lafayette	IN		1,052,628	1,342,855	None	None	1,052,628	1,342,855	2,395,483	356,417		05/25/07	300
Zionsville	IN		910,595	1,693,926	None	None	910,595	1,693,926	2,604,521	449,674		05/25/07	300
Berea	KY		252,077	360,815	None	197	252,077	361,012	613,089	271,400		03/08/95	300
Elizabethtown	KY		286,106	286,106	None	364	286,106	286,470	572,576	215,333		03/03/95	300
Lebanon	KY		158,052	316,105	None	350	158,052	316,455	474,507	237,859		03/03/95	300
Louisville	KY		198,926	368,014	None	211	198,926	368,225	567,151	276,835		03/03/95	300
Louisville	KY		216,849	605,697	None	187	216,849	605,884	822,733	425,005	06/18/96	11/17/95	300
Mt. Washington	KY		327,245	479,593	None	None	327,245	479,593	806,838	328,553	12/06/96	05/31/96	300
Owensboro	KY		360,000	590,000	None	None	360,000	590,000	950,000	433,650		08/25/95	300
Alexandria	LA		170,000	371,637	None	None	170,000	371,637	541,637	145,555		03/18/04	300
Baton Rouge	LA		500,000	521,637	None	None	500,000	521,637	1,021,637	204,305		03/18/04	300
Baton Rouge	LA		210,000	361,637	None	None	210,000	361,637	571,637	141,638		03/18/04	300
Bossier City	LA		230,000	431,637	None	None	230,000	431,637	661,637	169,055		03/18/04	300
Destrehan	LA		200,000	411,637	None	None	200,000	411,637	611,637	161,222		03/18/04	300
Lafayette	LA		240,000	391,637	None	None	240,000	391,637	631,637	153,388		03/18/04	300
Shreveport	LA		192,500	358,227	None	None	192,500	358,227	550,727	139,109		04/14/04	300
North Reading	MA		574,601	756,174	None	None	574,601	756,174	1,330,775	313,812		08/18/03	300
Seekonk	MA		298,354	268,518	None	None	298,354	268,518	566,872	201,836		03/03/95	300
South Amherst	MA		110,969	639,806	None	None	110,969	639,806	750,775	265,519		08/18/03	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Berlin	MD		255,951	387,395	None	None	255,951	387,395	643,346	167,218		03/19/03	300
Crisfield	MD		219,704	333,024	None	None	219,704	333,024	552,728	143,748		03/19/03	300
Hebron	MD		376,251	567,844	None	None	376,251	567,844	944,095	245,112		03/19/03	300
La Plata	MD		1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,231,314		08/06/02	300
Mechanicsville	MD		1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,320,736		06/27/02	300
Millersville	MD		830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,244,813		06/27/02	300
Breckenridge	MI		437,500	813,468	None	None	437,500	813,468	1,250,968	202,576		10/09/07	300
Carson City	MI		262,500	488,468	None	None	262,500	488,468	750,968	122,056		10/09/07	300
Charlevoix	MI		385,000	715,513	None	None	385,000	715,513	1,100,513	178,627		10/09/07	300
Cheboygan	MI		280,000	520,513	None	None	280,000	520,513	800,513	130,202		10/09/07	300
Clare	MI		306,250	569,718	None	None	306,250	569,718	875,968	142,233		10/09/07	300
Clare	MI		229,250	426,718	None	None	229,250	426,718	655,968	106,157		10/09/07	300
Comstock	MI		315,000	586,261	None	None	315,000	586,261	901,261	146,529		10/09/07	300
Farwell	MI		437,500	813,468	None	None	437,500	813,468	1,250,968	202,765		10/09/07	300
Flint	MI		194,492	476,504	None	348	194,492	476,852	671,344	344,161		12/21/95	300
Gladwin	MI		140,000	260,513	None	None	140,000	260,513	400,513	65,259		10/09/07	300
Grand Rapids	MI		437,500	813,761	None	None	437,500	813,761	1,251,261	202,649		10/09/07	300
Kalamazoo	MI		238,000	443,249	None	None	238,000	443,249	681,249	110,450		10/09/07	300
Kalkaska	MI		437,500	813,013	None	None	437,500	813,013	1,250,513	203,217		10/09/07	300
Lake City	MI		115,500	215,013	None	None	115,500	215,013	330,513	53,960		10/09/07	300
Lakeview	MI		96,250	179,718	None	None	96,250	179,718	275,968	45,383		10/09/07	300
Mackinaw City	MI		455,000	845,513	None	None	455,000	845,513	1,300,513	210,346		10/09/07	300
Mecosta	MI		122,500	228,468	None	None	122,500	228,468	350,968	57,113		10/09/07	300
Midland	MI		437,500	813,013	None	None	437,500	813,013	1,250,513	202,652		10/09/07	300
Mount Pleasant	MI		162,750	303,294	None	13	162,750	303,307	466,057	76,259		10/09/07	300
Mount Pleasant	MI		463,750	862,218	None	None	463,750	862,218	1,325,968	214,682		10/09/07	300
Mount Pleasant	MI		210,000	390,968	None	None	210,000	390,968	600,968	97,844		10/09/07	300
Mount Pleasant	MI		437,500	813,468	None	None	437,500	813,468	1,250,968	202,953		10/09/07	300
Mount Pleasant	MI		350,000	650,968	None	None	350,000	650,968	1,000,968	162,222		10/09/07	300
Mount Pleasant	MI		175,000	325,968	None	None	175,000	325,968	500,968	81,514		10/09/07	300
Petoskey	MI		490,000	910,513	None	None	490,000	910,513	1,400,513	226,487		10/09/07	300
Prudenville	MI		133,000	247,513	None	None	133,000	247,513	380,513	62,407		10/09/07	300
Saginaw	MI		262,500	488,013	None	None	262,500	488,013	750,513	121,755		10/09/07	300
Standish	MI		92,750	172,763	None	None	92,750	172,763	265,513	43,468		10/09/07	300
Traverse City	MI		210,000	391,002	None	None	210,000	391,002	601,002	97,852		10/09/07	300
Walker	MI		586,250	1,089,999	None	None	586,250	1,089,999	1,676,249	271,248		10/09/07	300
Alexandria	MN		132,924	246,858	None	None	132,924	246,858	379,782	30,408		12/01/10	300
Andover	MN		888,706	1,650,454	None	None	888,706	1,650,454	2,539,160	201,179		12/01/10	300
Apple Valley	MN		350,000	650,000	None	None	350,000	650,000	1,000,000	79,457		12/01/10	300
Baxter	MN		350,000	650,000	None	None	350,000	650,000	1,000,000	79,457		12/01/10	300
Blaine	MN		767,270	1,424,929	None	None	767,270	1,424,929	2,192,199	173,740		12/01/10	300
Bloomington	MN		262,500	487,500	None	None	262,500	487,500	750,000	59,686		12/01/10	300
Bloomington	MN		676,771	1,256,859	None	None	676,771	1,256,859	1,933,630	153,198		12/01/10	300
Brainerd	MN		490,000	910,000	None	None	490,000	910,000	1,400,000	111,277		12/01/10	300
Brooklyn Center	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,660		12/01/10	300
Brooklyn Center	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Brooklyn Center	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Brooklyn Park	MN		830,336	1,542,052	None	None	830,336	1,542,052	2,372,388	187,990		12/01/10	300
Brooklyn Park	MN		578,964	1,075,220	None	None	578,964	1,075,220	1,654,184	131,192		12/01/10	300
Brooklyn Park	MN		750,697	1,394,151	None	None	750,697	1,394,151	2,144,848	34,958		05/01/13	300
Burnsville	MN		615,240	1,142,589	None	None	615,240	1,142,589	1,757,829	139,295		12/01/10	300
Burnsville	MN		515,298	956,981	None	None	515,298	956,981	1,472,279	116,806		12/01/10	300
Burnsville	MN		350,000	650,000	None	None	350,000	650,000	1,000,000	79,457		12/01/10	300
Burnsville	MN		932,558	1,731,892	None	None	932,558	1,731,892	2,664,450	211,087		12/01/10	300
Chaska	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Chaska	MN		490,000	910,000	None	None	490,000	910,000	1,400,000	111,090		12/01/10	300
Chaska	MN		410,797	762,908	None	None	410,797	762,908	1,173,705	19,177		05/01/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Columbia Heights	MN		673,068	1,249,983	None	None	673,068	1,249,983	1,923,051	152,361		12/01/10	300
Coon Rapids	MN		490,000	910,000	None	None	490,000	910,000	1,400,000	111,090		12/01/10	300
Cottage Grove	MN		805,888	1,496,650	None	None	805,888	1,496,650	2,302,538	182,466		12/01/10	300
Crystal	MN		552,641	1,026,332	None	None	552,641	1,026,332	1,578,973	125,244		12/01/10	300
Crystal	MN		740,518	1,375,248	None	None	740,518	1,375,248	2,115,766	167,695		12/01/10	300
Eagan	MN		906,287	1,683,104	None	None	906,287	1,683,104	2,589,391	205,244		12/01/10	300
Eagan	MN		699,277	1,298,658	None	None	699,277	1,298,658	1,997,935	158,377		12/01/10	300
Eden Prairie	MN		947,702	1,760,019	None	None	947,702	1,760,019	2,707,721	214,416		12/01/10	300
Eden Prairie	MN		485,526	901,690	None	None	485,526	901,690	1,387,216	110,079		12/01/10	300
Edina	MN		568,893	1,056,516	None	None	568,893	1,056,516	1,625,409	128,916		12/01/10	300
Elk River	MN		613,113	1,138,637	None	None	613,113	1,138,637	1,751,750	138,814		12/01/10	300
Elk River	MN		456,850	848,435	None	None	456,850	848,435	1,305,285	103,600		12/01/10	300
Excelsior	MN		262,500	487,500	None	None	262,500	487,500	750,000	59,686		12/01/10	300
Falcon Heights	MN		494,415	918,199	None	None	494,415	918,199	1,412,614	112,088		12/01/10	300
Farmington	MN		437,500	812,500	None	None	437,500	812,500	1,250,000	99,228		12/01/10	300
Forest Lake	MN		398,985	740,973	None	None	398,985	740,973	1,139,958	90,432		12/01/10	300
Fridley	MN		519,325	964,461	None	None	519,325	964,461	1,483,786	117,716		12/01/10	300
Fridley	MN		706,295	1,311,691	None	None	706,295	1,311,691	2,017,986	159,962		12/01/10	300
Fridley	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Golden Valley	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Ham Lake	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Hastings	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Inver Grove Hghts	MN		134,705	250,166	None	None	134,705	250,166	384,871	30,717		12/01/10	300
Inver Grove Hghts	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Lakeville	MN		631,855	1,173,446	None	None	631,855	1,173,446	1,805,301	143,143		12/01/10	300
Lakeville	MN		654,912	1,216,266	None	None	654,912	1,216,266	1,871,178	148,352		12/01/10	300
Litchfield	MN		388,788	722,036	None	None	388,788	722,036	1,110,824	88,128		12/01/10	300
Little Falls	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
Long Lake	MN		808,543	1,501,579	None	None	808,543	1,501,579	2,310,122	183,065		12/01/10	300
Maplewood	MN		931,427	1,729,793	None	None	931,427	1,729,793	2,661,220	210,738		12/01/10	300
Maplewood	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Mendota Heights	MN		827,026	1,535,906	None	None	827,026	1,535,906	2,362,932	187,242		12/01/10	300
Mendota Heights	MN		717,808	1,333,072	None	None	717,808	1,333,072	2,050,880	162,564		12/01/10	300
Minneapolis	MN		967,640	1,797,045	None	None	967,640	1,797,045	2,764,685	219,014		12/01/10	300
Minneapolis	MN		856,122	1,589,941	None	None	856,122	1,589,941	2,446,063	193,816		12/01/10	300
Minneapolis	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Minneapolis	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Minneapolis	MN		938,237	1,742,440	None	None	938,237	1,742,440	2,680,677	212,370		12/01/10	300
Minneapolis	MN		365,977	679,671	None	None	365,977	679,671	1,045,648	82,973		12/01/10	300
Minneapolis	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Minneapolis	MN		738,535	1,371,564	None	None	738,535	1,371,564	2,110,099	167,154		12/01/10	300
Minneapolis	MN		811,510	1,507,090	None	None	811,510	1,507,090	2,318,600	183,643		12/01/10	300
Minneapolis	MN		539,242	1,001,450	None	None	539,242	1,001,450	1,540,692	122,216		12/01/10	300
Minneapolis	MN		577,070	1,071,702	None	None	577,070	1,071,702	1,648,772	130,764		12/01/10	300
Minneapolis	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Minneapolis	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Minneapolis	MN		350,000	650,000	None	None	350,000	650,000	1,000,000	79,363		12/01/10	300
Minneapolis	MN		759,822	1,411,097	None	None	759,822	1,411,097	2,170,919	171,963		12/01/10	300
Minnetonka	MN		582,162	1,081,158	None	None	582,162	1,081,158	1,663,320	27,112		05/01/13	300
Monticello	MN		589,643	1,095,051	None	None	589,643	1,095,051	1,684,694	133,605		12/01/10	300
Mounds View	MN		743,926	1,381,578	None	None	743,926	1,381,578	2,125,504	168,465		12/01/10	300
New Brighton	MN		585,039	1,086,502	None	None	585,039	1,086,502	1,671,541	132,471		12/01/10	300
New Hope	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
Newport	MN		967,228	1,796,280	None	None	967,228	1,796,280	2,763,508	218,921		12/01/10	300
Oak Park Heights	MN		635,158	1,179,579	None	None	635,158	1,179,579	1,814,737	143,889		12/01/10	300
Pine City	MN		644,412	1,196,765	None	None	644,412	1,196,765	1,841,177	146,073		12/01/10	300
Princeton	MN		546,257	1,014,476	None	None	546,257	1,014,476	1,560,733	123,801		12/01/10	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Ramsey	MN		650,205	1,207,523	None	None	650,205	1,207,523	1,857,728	147,289		12/01/10	300
Richfield	MN		630,540	1,171,003	None	None	630,540	1,171,003	1,801,543	142,845		12/01/10	300
Richfield	MN		678,216	1,259,543	None	None	678,216	1,259,543	1,937,759	153,618		12/01/10	300
Richfield	MN		436,919	811,421	None	None	436,919	811,421	1,248,340	99,003		12/01/10	300
Richfield	MN		839,497	1,559,065	None	None	839,497	1,559,065	2,398,562	190,060		12/01/10	300
Rogers	MN		781,303	1,450,991	None	None	781,303	1,450,991	2,232,294	176,911		12/01/10	300
Roseville	MN		403,786	749,887	None	None	403,786	749,887	1,153,673	91,516		12/01/10	300
Roseville	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Roseville	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Roseville	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Sauk Rapids	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Savage	MN		605,220	1,123,981	None	None	605,220	1,123,981	1,729,201	137,031		12/01/10	300
Savage	MN		569,195	1,057,075	None	None	569,195	1,057,075	1,626,270	128,891		12/01/10	300
Savage	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Shakopee	MN		522,391	970,156	None	None	522,391	970,156	1,492,547	118,782		12/01/10	300
Shakopee	MN		477,517	886,817	None	None	477,517	886,817	1,364,334	108,456		12/01/10	300
Shakopee	MN		688,324	1,278,317	None	None	688,324	1,278,317	1,966,641	155,902		12/01/10	300
Shakopee	MN		783,764	1,455,562	None	None	783,764	1,455,562	2,239,326	177,373		12/01/10	300
St. Cloud	MN		786,129	1,459,954	None	None	786,129	1,459,954	2,246,083	177,908		12/01/10	300
St. Cloud	MN		175,000	325,000	None	None	175,000	325,000	500,000	40,102		12/01/10	300
St. Cloud	MN		677,052	1,257,383	None	None	677,052	1,257,383	1,934,435	153,355		12/01/10	300
St. Louis Park	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
St. Michael	MN		561,604	1,042,980	None	None	561,604	1,042,980	1,604,584	127,363		12/01/10	300
St. Paul	MN		808,755	1,501,973	None	None	808,755	1,501,973	2,310,728	183,020		12/01/10	300
St. Paul	MN		418,774	777,723	None	None	418,774	777,723	1,196,497	94,903		12/01/10	300
St. Paul	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
St. Paul	MN		832,144	1,545,409	None	None	832,144	1,545,409	2,377,553	188,398		12/01/10	300
St. Paul	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
St. Paul	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
St. Paul	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,660		12/01/10	300
St. Paul	MN		576,820	1,071,236	None	None	576,820	1,071,236	1,648,056	130,614		12/01/10	300
St. Paul	MN		531,091	986,311	None	None	531,091	986,311	1,517,402	120,375		12/01/10	300
St. Paul	MN		592,617	1,100,575	None	None	592,617	1,100,575	1,693,192	134,183		12/01/10	300
St. Paul	MN		739,277	1,372,944	None	None	739,277	1,372,944	2,112,221	167,322		12/01/10	300
St. Paul	MN		788,752	1,464,824	None	None	788,752	1,464,824	2,253,576	178,500		12/01/10	300
St. Paul	MN		950,678	1,765,546	None	None	950,678	1,765,546	2,716,224	215,088		12/01/10	300
St. Paul	MN		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
St. Paul	MN		262,500	487,500	None	None	262,500	487,500	750,000	59,593		12/01/10	300
St. Paul	MN		541,547	1,005,731	None	None	541,547	1,005,731	1,547,278	122,644		12/01/10	300
St. Paul	MN		827,608	1,536,987	None	None	827,608	1,536,987	2,364,595	187,187		12/01/10	300
St. Paul	MN		789,790	1,466,752	None	None	789,790	1,466,752	2,256,542	178,828		12/01/10	300
St. Paul	MN		648,354	1,204,086	None	None	648,354	1,204,086	1,852,440	30,165		05/01/13	300
St. Paul Park	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,660		12/01/10	300
St. Paul Park	MN		1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	434,958		12/01/10	300
Vadnais Heights	MN		931,400	1,729,742	None	None	931,400	1,729,742	2,661,142	210,825		12/01/10	300
West St. Paul	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,660		12/01/10	300
White Bear Lake	MN		943,945	1,753,040	None	None	943,945	1,753,040	2,696,985	213,660		12/01/10	300
White Bear Lake	MN		860,523	1,598,113	None	None	860,523	1,598,113	2,458,636	194,810		12/01/10	300
Woodbury	MN		962,500	1,787,500	None	None	962,500	1,787,500	2,750,000	217,759		12/01/10	300
Zimmerman	MN		979,764	1,819,561	None	None	979,764	1,819,561	2,799,325	221,753		12/01/10	300
Bolivar	MO		712,586	1,258,249	376	None	712,586	1,258,625	1,971,211	48,267		01/22/13	300
Bolivar	MO		734,876	1,297,609	388	None	734,876	1,297,997	2,032,873	49,777		01/22/13	300
Fair Grove	MO		331,197	584,812	32,417	127	331,197	617,356	948,553	22,891		01/22/13	300
Hollister	MO		660,909	1,167,001	349	None	660,909	1,167,350	1,828,259	44,767		01/22/13	300
Monett	MO		493,610	871,592	260	None	493,610	871,852	1,365,462	33,435		01/22/13	300
Springfield	MO		471,920	833,292	249	None	471,920	833,541	1,305,461	31,966		01/22/13	300
Springfield	MO		794,438	1,402,780	419	None	794,438	1,403,199	2,197,637	53,812		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Springfield	MO		805,817	1,422,872	425	None	805,817	1,423,297	2,229,114	54,582		01/22/13	300
Springfield	MO		600,117	1,059,657	317	None	600,117	1,059,974	1,660,091	40,649		01/22/13	300
Springfield	MO		735,236	1,298,243	388	None	735,236	1,298,631	2,033,867	49,802		01/22/13	300
Springfield	MO		782,041	1,380,889	413	None	782,041	1,381,302	2,163,343	52,972		01/22/13	300
Springfield	MO		1,955,824	3,453,498	1,032	None	1,955,824	3,454,530	5,410,354	132,479		01/22/13	300
Springfield	MO		839,527	1,482,396	443	None	839,527	1,482,839	2,322,366	56,866		01/22/13	300
Waynesville	MO		511,912	903,909	270	None	511,912	904,179	1,416,091	34,675		01/22/13	300
Brandon	MS		671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	426,260		06/30/05	300
Flowood	MS		437,926	813,832	None	None	437,926	813,832	1,251,758	278,060		06/30/05	300
Flowood	MS		399,972	743,347	None	None	399,972	743,347	1,143,319	253,978		06/30/05	300
Jackson	MS		329,904	613,221	None	None	329,904	613,221	943,125	209,518		06/30/05	300
Jackson	MS		540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	342,897		06/30/05	300
Marion	MS		350,341	651,013	None	None	350,341	651,013	1,001,354	222,430		06/30/05	300
Meridian	MS		437,926	813,671	None	None	437,926	813,671	1,251,597	278,005		06/30/05	300
Meridian	MS		405,811	754,030	None	None	405,811	754,030	1,159,841	257,628		06/30/05	300
Meridian	MS		145,975	271,478	None	None	145,975	271,478	417,453	92,755		06/30/05	300
Meridian	MS		280,273	520,887	None	None	280,273	520,887	801,160	177,970		06/30/05	300
Meridian	MS		321,146	596,794	None	None	321,146	596,794	917,940	201,915		07/19/05	300
Newton	MS		467,121	867,891	None	None	467,121	867,891	1,335,012	296,530		06/30/05	300
Pearl	MS		544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	345,676		06/30/05	300
Philadelphia	MS		472,960	878,735	None	None	472,960	878,735	1,351,695	300,235		06/30/05	300
Southaven	MS		310,000	641,637	None	None	310,000	641,637	951,637	251,305		03/18/04	300
Terry	MS		583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	370,685		06/30/05	300
Waveland	MS		180,000	331,637	None	None	180,000	331,637	511,637	129,888		03/18/04	300
Aberdeen	NC		600,000	300,625	None	None	600,000	300,625	900,625	155,801		01/25/01	300
Archdale	NC		410,000	731,637	None	None	410,000	731,637	1,141,637	286,555		03/18/04	300
Banner Elk	NC		386,993	720,861	None	None	386,993	720,861	1,107,854	167,685		03/27/08	300
Banner Elk	NC		355,330	662,058	None	None	355,330	662,058	1,017,388	153,891		03/27/08	300
Burgaw	NC		198,774	370,653	None	None	198,774	370,653	569,427	86,210		03/27/08	300
Burgaw	NC		457,356	850,877	None	None	457,356	850,877	1,308,233	197,634		03/27/08	300
Carolina Beach	NC		457,356	850,929	None	None	457,356	850,929	1,308,285	197,817		03/27/08	300
Cary	NC		255,064	475,849	None	None	255,064	475,849	730,913	111,096		03/27/08	300
Charlotte	NC		300,000	291,637	None	None	300,000	291,637	591,637	114,222		03/18/04	300
Charlotte	NC		640,000	581,637	None	None	640,000	581,637	1,221,637	227,805		03/18/04	300
Durham	NC		720,000	851,637	None	None	720,000	851,637	1,571,637	333,555		03/18/04	300
Goldsboro	NC		460,000	740,625	None	None	460,000	740,625	1,200,625	383,867		01/25/01	300
Greensboro	NC		700,000	655,000	None	None	700,000	655,000	1,355,000	372,258		10/27/99	300
Greenville	NC		330,000	515,000	None	None	330,000	515,000	845,000	378,525		08/25/95	300
Hampstead	NC		562,900	1,046,971	None	None	562,900	1,046,971	1,609,871	242,891		03/27/08	300
Holly Ridge	NC		721,215	1,340,986	None	None	721,215	1,340,986	2,062,201	311,176		03/27/08	300
Hubert	NC		404,584	752,872	None	None	404,584	752,872	1,157,456	175,273		03/27/08	300
Jacksonville	NC		150,000	530,000	None	None	150,000	530,000	680,000	389,550		08/25/95	300
Jacksonville	NC		180,000	371,637	None	None	180,000	371,637	551,637	145,555		03/18/04	300
Jacksonville	NC		140,000	260,727	None	None	140,000	260,727	400,727	101,246		04/14/04	300
Jacksonville	NC		351,812	654,867	None	None	351,812	654,867	1,006,679	152,225		03/27/08	300
Kinston	NC		550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	685,843		10/24/97	300
Raleigh	NC		740,000	791,637	None	None	740,000	791,637	1,531,637	310,055		03/18/04	300
Richlands	NC		492,537	916,235	None	None	492,537	916,235	1,408,772	212,775		03/27/08	300
Richlands	NC		376,439	700,603	None	None	376,439	700,603	1,077,042	163,164		03/27/08	300
Riegelwood	NC		-	453,916	None	None	-	453,916	453,916	111,964		03/27/08	283
Roanoke Rapids	NC		834,223	1,551,226	480	131	834,223	1,551,837	2,386,060	442,190		11/01/06	300
Rose Hill	NC		198,774	370,653	None	None	198,774	370,653	569,427	86,382		03/27/08	300
Roxboro	NC		243,112	368,107	None	None	243,112	368,107	611,219	158,892		03/19/03	300
Shallotte	NC		492,537	916,266	None	None	492,537	916,266	1,408,803	212,782		03/27/08	300
Wallace	NC		-	177,408	None	None	-	177,408	177,408	56,794		03/27/08	219
Whitelake	NC		351,812	654,867	None	None	351,812	654,867	1,006,679	152,225		03/27/08	300
Wilmington	NC		228,678	426,274	None	None	228,678	426,274	654,952	99,267		03/27/08	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Wilmington	NC		527,718	981,645	None	None	527,718	981,645	1,509,363	228,272		03/27/08	300
Wilmington	NC		351,812	654,930	None	None	351,812	654,930	1,006,742	152,068		03/27/08	300
Wilmington	NC		474,946	883,640	None	None	474,946	883,640	1,358,586	205,395		03/27/08	300
Wilmington	NC		-	353,366	None	None	-	353,366	353,366	144,753		03/27/08	170
Wilmington	NC		364,126	677,787	None	None	364,126	677,787	1,041,913	157,535		03/27/08	300
Wilmington	NC		439,765	818,271	None	None	439,765	818,271	1,258,036	189,908		03/27/08	300
Wilmington	NC		-	805,696	None	None	-	805,696	805,696	187,167		03/27/08	300
Wilmington	NC		386,993	720,288	None	None	386,993	720,288	1,107,281	167,381		03/27/08	300
Wilmington	NC		527,718	981,602	None	None	527,718	981,602	1,509,320	228,262		03/27/08	300
Wilmington	NC		334,222	622,284	None	None	334,222	622,284	956,506	144,848		03/27/08	300
Wilmington	NC		334,222	622,251	None	None	334,222	622,251	956,473	144,669		03/27/08	300
Winston-Salem	NC		320,000	311,637	None	None	320,000	311,637	631,637	122,055		03/18/04	300
Zebulon	NC		306,077	570,587	None	None	306,077	570,587	876,664	133,043		03/27/08	300
Farmingdale	NJ		1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,234,041		08/06/02	300
Galloway	NJ		1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	1,172,869		06/27/02	300
Hamilton	NJ		1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,320,628		06/27/02	300
Millville	NJ		953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	817,963		06/27/02	300
Toms River	NJ		1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	1,085,803		06/27/02	300
Toms River	NJ		982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	842,172		06/27/02	300
Albuquerque	NM		200,000	271,637	None	None	200,000	271,637	471,637	106,388		03/18/04	300
Irondequoit	NY		632,586	1,116,989	334	None	632,586	1,117,323	1,749,909	42,849		01/22/13	300
Kingston	NY		257,763	456,042	None	None	257,763	456,042	713,805	341,271		04/06/95	300
Alliance	OH		454,440	843,960	None	None	454,440	843,960	1,298,400	120,082		06/22/10	300
Atwater	OH		118,555	266,748	None	209	118,555	266,957	385,512	200,692		03/03/95	300
Bellefontaine	OH		560,000	1,042,110	None	None	560,000	1,042,110	1,602,110	245,756		02/29/08	300
Bellefontaine	OH		455,000	847,110	None	None	455,000	847,110	1,302,110	199,583		02/29/08	300
Columbus	OH		147,296	304,411	None	122	147,296	304,533	451,829	228,937		03/03/95	300
Columbus	OH		273,085	471,693	13,088	None	273,085	484,781	757,866	342,750		12/21/95	300
Cuyahoga Falls	OH		321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	486,581		03/03/95	300
De Graff	OH		302,750	564,360	None	None	302,750	564,360	867,110	133,485		02/29/08	300
Eaton	OH		164,588	306,934	None	None	164,588	306,934	471,522	81,334		05/25/07	300
Galion	OH		138,981	327,597	None	209	138,981	327,806	466,787	246,430		03/06/95	300
Jackson Center	OH		367,500	684,610	None	None	367,500	684,610	1,052,110	161,744		02/29/08	300
Kenton	OH		140,000	262,462	None	None	140,000	262,462	402,462	56,737		08/29/08	300
Marysville	OH		507,500	944,610	None	None	507,500	944,610	1,452,110	222,495		02/29/08	300
Marysville	OH		700,000	1,302,110	None	None	700,000	1,302,110	2,002,110	306,508		02/29/08	300
Marysville	OH		350,000	652,110	None	None	350,000	652,110	1,002,110	153,758		02/29/08	300
Perrysburg	OH		211,678	390,680	None	134	211,678	390,814	602,492	266,759	01/10/96	09/01/95	300
Russells Point	OH		546,000	1,016,110	None	None	546,000	1,016,110	1,562,110	239,646		02/29/08	300
Streetsboro	OH		402,988	533,349	None	114	402,988	533,463	936,451	336,070	01/27/97	09/03/96	300
Tiffin	OH		117,017	273,040	None	209	117,017	273,249	390,266	205,422		03/07/95	300
Tipp City	OH		355,009	588,111	None	85	355,009	588,196	943,205	375,440	01/31/97	06/27/96	300
Wadsworth	OH		266,507	496,917	None	116	266,507	497,033	763,540	324,069	11/26/96	07/01/96	300
Edmond	OK	1,034,667	529,988	1,039,325	None	None	529,988	1,039,325	1,569,313	22,575		06/27/13	300
Edmond	OK	931,387	520,386	1,021,067	None	None	520,386	1,021,067	1,541,453	22,166		06/27/13	300
Edmond	OK	653,520	365,152	716,425	None	None	365,152	716,425	1,081,577	15,551		06/27/13	300
Edmond	OK	545,811	352,862	694,398	None	None	352,862	694,398	1,047,260	15,102		06/27/13	300
Edmond	OK	1,027,549	519,976	1,019,075	None	None	519,976	1,019,075	1,539,051	22,122		06/27/13	300
Edmond	OK	1,722,228	962,803	1,887,389	None	None	962,803	1,887,389	2,850,192	40,922		06/27/13	420
Midwest City	OK	725,441	405,372	795,228	None	None	405,372	795,228	1,200,600	17,258		06/27/13	300
Midwest City	OK	796,640	445,188	873,239	None	None	445,188	873,239	1,318,427	18,949		06/27/13	300
Moore	OK	548,919	306,341	602,193	None	None	306,341	602,193	908,534	13,104		06/27/13	300
Moore	OK	528,114	294,864	579,209	None	None	294,864	579,209	874,073	12,592		06/27/13	300
Norman	OK	428,892	248,874	489,810	None	None	248,874	489,810	738,684	10,669		06/27/13	300
Norman	OK	577,195	390,000	523,739	None	None	390,000	523,739	913,739	11,404		06/27/13	300
Norman	OK	889,998	470,199	922,644	None	None	470,199	922,644	1,392,843	20,047		06/27/13	300
Norman	OK	1,248,929	697,964	1,368,992	None	None	697,964	1,368,992	2,066,956	29,704		06/27/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Norman	OK	292,767	163,252	321,345	None	None	163,252	321,345	484,597	7,005		06/27/13	300
Oklahoma City	OK	847,977	453,873	890,815	None	None	453,873	890,815	1,344,688	19,358		06/27/13	300
Oklahoma City	OK	735,339	410,750	806,262	None	None	410,750	806,262	1,217,012	17,512		06/27/13	300
Oklahoma City	OK	754,488	421,459	827,243	None	None	421,459	827,243	1,248,702	17,966		06/27/13	300
Oklahoma City	OK	273,635	166,843	329,194	None	None	166,843	329,194	496,037	7,189		06/27/13	300
Oklahoma City	OK	764,600	426,956	838,510	None	None	426,956	838,510	1,265,466	18,224		06/27/13	300
Oklahoma City	OK	752,503	456,873	897,930	None	None	456,873	897,930	1,354,803	19,512		06/27/13	300
Oklahoma City	OK	414,139	220,000	513,453	None	None	220,000	513,453	733,453	11,196		06/27/13	300
Oklahoma City	OK	616,879	344,347	676,656	None	None	344,347	676,656	1,021,003	14,718		06/27/13	300
Oklahoma City	OK	292,767	178,588	352,229	None	None	178,588	352,229	530,817	7,688		06/27/13	300
Oklahoma City	OK	359,752	200,554	394,926	None	None	200,554	394,926	595,480	8,613		06/27/13	300
Oklahoma City	OK	813,164	479,805	941,620	None	None	479,805	941,620	1,421,425	20,430		06/27/13	300
Oklahoma City	OK	695,254	388,491	762,152	None	None	388,491	762,152	1,150,643	16,542		06/27/13	300
Oklahoma City	OK	794,057	514,604	1,010,798	None	None	514,604	1,010,798	1,525,402	21,929		06/27/13	300
Oklahoma City	OK	1,096,739	612,698	1,202,429	None	None	612,698	1,202,429	1,815,127	26,109		06/27/13	300
Oklahoma City	OK	397,754	221,963	436,376	None	None	221,963	436,376	658,339	9,497		06/27/13	300
Oklahoma City	OK	589,710	306,360	600,729	None	None	306,360	600,729	907,089	13,044		06/27/13	300
Oklahoma City	OK	510,162	180,000	618,260	None	None	180,000	618,260	798,260	13,452		06/27/13	300
Oklahoma City	OK	766,420	440,000	829,361	None	None	440,000	829,361	1,269,361	18,026		06/27/13	300
Oklahoma City	OK	690,448	411,910	808,611	None	None	411,910	808,611	1,220,521	17,548		06/27/13	300
Oklahoma City	OK	912,795	471,600	924,640	None	None	471,600	924,640	1,396,240	20,076		06/27/13	300
Oklahoma City	OK	744,803	481,598	946,011	None	None	481,598	946,011	1,427,609	20,525		06/27/13	300
Oklahoma City	OK	506,636	275,094	540,304	None	None	275,094	540,304	815,398	11,749		06/27/13	300
Oklahoma City	OK	724,867	404,894	794,787	None	None	404,894	794,787	1,199,681	17,263		06/27/13	300
Tulsa	OK		126,545	508,266	None	173	126,545	508,439	634,984	336,434		06/27/97	300
Yukon	OK	1,106,498	618,155	1,213,121	None	None	618,155	1,213,121	1,831,276	26,341		06/27/13	300
Yukon	OK	709,170	390,000	698,226	None	None	390,000	698,226	1,088,226	15,171		06/27/13	300
Yukon	OK	1,185,652	713,299	1,399,650	None	None	713,299	1,399,650	2,112,949	30,354		06/27/13	300
Yukon	OK	1,455,662	813,732	1,595,318	None	None	813,732	1,595,318	2,409,050	34,594		06/27/13	300
Aliquippa	PA		226,195	452,631	None	None	226,195	452,631	678,826	180,296		01/29/04	300
Allentown	PA	4,684,217	3,922,420	5,971,780	None	None	3,922,420	5,971,780	9,894,200	229,002		01/22/13	300
Beaver	PA		95,626	223,368	None	None	95,626	223,368	318,994	88,973		01/29/04	300
Beaver Falls	PA		92,207	230,758	None	None	92,207	230,758	322,965	91,916		01/29/04	300
Cornwells Heights	PA		569,763	387,611	None	None	569,763	387,611	957,374	164,729		05/29/03	300
East Caln	PA		1,722,222	576	None	None	1,722,222	576	1,722,798	249		02/25/03	300
Penndel	PA		739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	426,613		05/29/03	300
Perryopolis	PA		148,953	134,299	None	None	148,953	134,299	283,252	53,494		01/29/04	300
Philadelphia	PA		808,681	256,843	None	None	808,681	256,843	1,065,524	109,153		05/29/03	300
Philadelphia	PA		425,928	167,147	None	None	425,928	167,147	593,075	71,032		05/29/03	300
Philadelphia	PA		390,342	226,919	None	None	390,342	226,919	617,261	96,435		05/29/03	300
Philadelphia	PA		541,792	236,049	None	None	541,792	236,049	777,841	100,315		05/29/03	300
Philadelphia	PA		614,101	277,277	None	None	614,101	277,277	891,378	117,837		05/29/03	300
Philadelphia	PA		1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	208,798		05/29/03	300
Philadelphia	PA		935,672	448,426	None	None	935,672	448,426	1,384,098	190,576		05/29/03	300
Philadelphia	PA		689,172	426,596	None	None	689,172	426,596	1,115,768	181,298		05/29/03	300
Philadelphia	PA		349,294	134,485	None	None	349,294	134,485	483,779	57,150		05/29/03	300
Pittsburgh	PA		497,668	320,170	None	None	497,668	320,170	817,838	127,533		01/29/04	300
Pittsburgh	PA		296,277	287,540	None	None	296,277	287,540	583,817	114,535		01/29/04	300
Pittsburgh	PA		395,417	474,741	None	None	395,417	474,741	870,158	189,103		01/29/04	300
Pittsburgh	PA		118,118	231,108	None	None	118,118	231,108	349,226	92,056		01/29/04	300
South Park	PA		252,247	436,182	None	None	252,247	436,182	688,429	173,704		01/29/04	300
Southampton	PA		783,279	163,721	None	None	783,279	163,721	947,000	69,576		05/29/03	300
Valencia	PA		440,565	278,492	None	None	440,565	278,492	719,057	110,931		01/29/04	300
Verona	PA		171,411	257,358	None	None	171,411	257,358	428,769	102,512		01/29/04	300
Willow Grove	PA		329,934	73,123	None	None	329,934	73,123	403,057	31,072		05/29/03	300
Aiken	SC		320,000	432,527	None	None	320,000	432,527	752,527	250,141		07/22/99	300
Aiken	SC		330,000	472,679	None	None	330,000	472,679	802,679	273,362		07/22/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aiken	SC		560,000	543,588	None	None	560,000	543,588	1,103,588	314,369		07/22/99	300
Aiken	SC		360,000	542,982	None	None	360,000	542,982	902,982	314,020		07/22/99	300
Aiken	SC		540,000	388,058	None	None	540,000	388,058	928,058	224,422		07/22/99	300
Aiken	SC		250,000	251,770	None	None	250,000	251,770	501,770	145,604		07/22/99	300
Beech Island	SC		330,000	481,637	None	None	330,000	481,637	811,637	188,638		03/18/04	300
Belvedere	SC		490,000	463,080	None	None	490,000	463,080	953,080	267,810		07/22/99	300
Bishopville	SC		191,738	357,630	None	None	191,738	357,630	549,368	83,365		03/27/08	300
Bonneau	SC		128,411	240,691	None	None	128,411	240,691	369,102	56,274		03/27/08	300
Camden	SC		269,136	501,397	None	None	269,136	501,397	770,533	116,671		03/27/08	300
Charleston	SC		170,000	350,000	None	None	170,000	350,000	520,000	257,250		08/25/95	300
Columbia	SC		150,000	450,000	None	None	150,000	450,000	600,000	330,750		08/25/95	300
Columbia	SC		520,000	471,637	None	None	520,000	471,637	991,637	184,722		03/18/04	300
Conway	SC		-	252,890	None	None	-	252,890	252,890	91,250		03/27/08	193
Cordova	SC		137,207	257,025	None	None	137,207	257,025	394,232	60,230		03/27/08	300
Eastover	SC		138,966	259,625	None	None	138,966	259,625	398,591	60,489		03/27/08	300
Florence	SC		193,497	360,913	None	None	193,497	360,913	554,410	84,125		03/27/08	300
Florence	SC		337,740	628,793	None	None	337,740	628,793	966,533	146,184		03/27/08	300
Goose Creek	SC		150,000	241,637	None	None	150,000	241,637	391,637	94,638		03/18/04	300
Greenville	SC		390,000	462,847	None	None	390,000	462,847	852,847	267,675		07/22/99	300
Greenville	SC		300,000	402,392	None	None	300,000	402,392	702,392	232,713		07/22/99	300
Greenville	SC		370,000	432,695	None	None	370,000	432,695	802,695	250,238		07/22/99	300
Greenville	SC		620,000	483,604	None	None	620,000	483,604	1,103,604	279,679		07/22/99	300
Greenville	SC		680,000	423,604	None	None	680,000	423,604	1,103,604	244,979		07/22/99	300
Greer	SC		400,000	502,879	None	None	400,000	502,879	902,879	290,827		07/22/99	300
Hemingway	SC		246,269	459,569	None	None	246,269	459,569	705,838	106,981		03/27/08	300
Hilton Head	SC		500,000	691,637	None	None	500,000	691,637	1,191,637	270,888		03/18/04	300
Hilton Head	SC		185,500	344,510	None	None	185,500	344,510	530,010	133,785		04/14/04	300
Irmo	SC		690,000	461,637	None	None	690,000	461,637	1,151,637	180,805		03/18/04	300
Jackson	SC		170,000	632,626	None	None	170,000	632,626	802,626	365,865		07/22/99	300
Kingstree	SC		-	303,766	None	None	-	303,766	303,766	102,442		03/27/08	207
Kingstree	SC		209,328	390,965	None	None	209,328	390,965	600,293	90,916		03/27/08	300
Lake City	SC		202,292	377,898	None	None	202,292	377,898	580,190	88,060		03/27/08	300
Lexington	SC		255,000	545,000	None	None	255,000	545,000	800,000	400,575		08/25/95	300
Lexington	SC		640,000	563,891	None	None	640,000	563,891	1,203,891	326,111		07/22/99	300
Lexington	SC		540,000	563,588	None	None	540,000	563,588	1,103,588	325,936		07/22/99	300
Lexington	SC		360,000	843,891	None	None	360,000	843,891	1,203,891	488,044		07/22/99	300
Lugoff	SC		200,533	373,990	None	None	200,533	373,990	574,523	87,155		03/27/08	300
Moncks Corner	SC		351,812	655,578	None	None	351,812	655,578	1,007,390	152,218		03/27/08	300
Mt. Pleasant	SC		668,443	1,242,940	None	None	668,443	1,242,940	1,911,383	288,290		03/27/08	300
Myrtle Beach	SC		140,725	262,942	None	None	140,725	262,942	403,667	61,257		03/27/08	300
Myrtle Beach	SC		492,537	916,307	None	None	492,537	916,307	1,408,844	213,135		03/27/08	300
Myrtle Beach	SC		527,718	982,266	None	None	527,718	982,266	1,509,984	228,072		03/27/08	300
Myrtle Beach	SC		703,624	1,308,326	None	None	703,624	1,308,326	2,011,950	303,438		03/27/08	300
Myrtle Beach	SC		-	177,502	None	None	-	177,502	177,502	41,635		03/27/08	300
Myrtle Beach	SC		-	755,479	None	None	-	755,479	755,479	175,533		03/27/08	300
Myrtle Beach	SC		-	328,278	None	None	-	328,278	328,278	138,382		03/27/08	165
Myrtle Beach	SC		-	278,019	None	None	-	278,019	278,019	102,408		03/27/08	189
North Augusta	SC		400,000	452,777	None	None	400,000	452,777	852,777	261,852		07/22/99	300
North Augusta	SC		490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	478,472		03/18/04	300
North Charleston	SC		400,000	650,000	None	8	400,000	650,008	1,050,008	477,752		08/25/95	300
Orangeburg	SC		320,000	691,637	None	None	320,000	691,637	1,011,637	270,888		03/18/04	300
Pinewood	SC		325,426	606,576	None	None	325,426	606,576	932,002	141,037		03/27/08	300
Simpsonville	SC		530,000	573,485	None	None	530,000	573,485	1,103,485	331,660		07/22/99	300
Spartanburg	SC		470,000	432,879	None	None	470,000	432,879	902,879	250,344		07/22/99	300
Summerton	SC		142,484	266,826	None	None	142,484	266,826	409,310	62,328		03/27/08	300
Summerville	SC		115,000	515,000	None	None	115,000	515,000	630,000	378,525		08/25/95	300
Summerville	SC		297,500	553,227	None	None	297,500	553,227	850,727	214,834		04/14/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sumter	SC		211,087	393,565	None	None	211,087	393,565	604,652	91,690		03/27/08	300
Sumter	SC		263,859	491,628	None	None	263,859	491,628	755,487	114,408		03/27/08	300
Sumter	SC		362,367	674,512	None	None	362,367	674,512	1,036,879	156,776		03/27/08	300
Sumter	SC		181,183	338,087	None	None	181,183	338,087	519,270	78,837		03/27/08	300
Sumter	SC		154,797	289,084	None	None	154,797	289,084	443,881	67,485		03/27/08	300
Sumter	SC		351,812	654,969	None	None	351,812	654,969	1,006,781	152,248		03/27/08	300
Sumter	SC		334,222	622,301	None	None	334,222	622,301	956,523	144,680		03/27/08	300
Sumter	SC		281,450	524,296	None	None	281,450	524,296	805,746	121,976		03/27/08	300
Sumter	SC		149,520	279,284	None	None	149,520	279,284	428,804	65,043		03/27/08	300
Sumter	SC		146,002	272,750	None	None	146,002	272,750	418,752	63,701		03/27/08	300
Sumter	SC		372,921	694,113	None	None	372,921	694,113	1,067,034	161,145		03/27/08	300
Sumter	SC		149,520	279,226	None	None	149,520	279,226	428,746	65,201		03/27/08	300
Sumter	SC		262,100	488,361	None	None	262,100	488,361	750,461	113,651		03/27/08	300
Sumter	SC		184,701	344,620	None	None	184,701	344,620	529,321	79,836		03/27/08	300
West Aiken	SC		400,000	402,665	None	None	400,000	402,665	802,665	232,871		07/22/99	300
West Columbia	SC		410,000	693,574	None	None	410,000	693,574	1,103,574	401,111		07/22/99	300
West Columbia	SC		336,000	624,727	None	None	336,000	624,727	960,727	242,600		04/14/04	300
Arrington	TN		385,000	716,242	None	None	385,000	716,242	1,101,242	292,459		10/16/03	300
Athens	TN		175,000	326,242	None	None	175,000	326,242	501,242	133,209		10/16/03	300
Athens	TN		124,179	231,860	None	None	124,179	231,860	356,039	94,670		10/16/03	300
Benton	TN		192,500	358,742	None	None	192,500	358,742	551,242	146,480		10/16/03	300
Chattanooga	TN		181,731	338,741	None	None	181,731	338,741	520,472	138,313		10/16/03	300
Chattanooga	TN		168,000	313,242	None	None	168,000	313,242	481,242	127,901		10/16/03	300
Chattanooga	TN		175,000	326,242	(79,571)	None	162,879	258,792	421,671	105,667		10/16/03	300
Chattanooga	TN		159,979	298,346	None	None	159,979	298,346	458,325	121,818		10/16/03	300
Chattanooga	TN		105,000	196,242	None	None	105,000	196,242	301,242	80,126		10/16/03	300
Chattanooga	TN		245,000	456,242	None	None	245,000	456,242	701,242	186,292		10/16/03	300
Chattanooga	TN		297,500	553,742	None	None	297,500	553,742	851,242	226,105		10/16/03	300
Chattanooga	TN		323,750	822,529	None	None	323,750	822,529	1,146,279	315,946		10/16/03	300
Chattanooga	TN		280,000	521,242	None	None	280,000	521,242	801,242	212,834		10/16/03	300
Chattanooga	TN		257,250	478,992	None	None	257,250	478,992	736,242	195,582		10/16/03	300
Chattanooga	TN		283,209	527,201	None	None	283,209	527,201	810,410	215,267		10/16/03	300
Chattanooga	TN		542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	411,897		10/16/03	300
Chattanooga	TN		332,500	618,742	None	None	332,500	618,742	951,242	252,647		10/16/03	300
Chattanooga	TN		300,373	559,077	(39,679)	None	260,694	556,077	816,771	228,284		10/16/03	300
Chattanooga	TN		175,000	326,242	(24,664)	None	150,336	326,242	476,578	133,209		10/16/03	300
Cleveland	TN		110,009	205,545	None	None	110,009	205,545	315,554	83,924		10/16/03	300
Cleveland	TN		227,500	423,742	None	None	227,500	423,742	651,242	173,022		10/16/03	300
Cleveland	TN		280,000	521,242	None	None	280,000	521,242	801,242	212,834		10/16/03	300
Cleveland	TN		245,000	456,242	None	None	245,000	456,242	701,242	186,292		10/16/03	300
Cleveland	TN		157,500	293,742	None	None	157,500	293,742	451,242	119,938		10/16/03	300
Cleveland	TN		122,500	228,742	None	None	122,500	228,742	351,242	93,397		10/16/03	300
Cleveland	TN		300,373	559,077	None	None	300,373	559,077	859,450	228,284		10/16/03	300
Dayton	TN		262,500	488,742	None	None	262,500	488,742	751,242	199,563		10/16/03	300
Decatur	TN		181,731	338,742	None	None	181,731	338,742	520,473	138,313		10/16/03	300
Dunlap	TN		315,000	586,242	None	None	315,000	586,242	901,242	239,376		10/16/03	300
Etowah	TN		192,500	358,742	None	None	192,500	358,742	551,242	146,480		10/16/03	300
Gallatin	TN		525,000	976,242	None	None	525,000	976,242	1,501,242	398,626		10/16/03	300
Gray	TN		191,151	355,563	None	None	191,151	355,563	546,714	87,111		11/29/07	300
Harrison	TN		484,313	900,680	None	None	484,313	900,680	1,384,993	367,771		10/16/03	300
Hixson	TN		271,250	504,992	None	None	271,250	504,992	776,242	206,199		10/16/03	300
Hixson	TN		513,215	954,355	None	None	513,215	954,355	1,467,570	389,689		10/16/03	300
Hixson	TN		94,500	176,742	None	None	94,500	176,742	271,242	72,163		10/16/03	300
Hixson	TN		300,373	559,077	None	None	300,373	559,077	859,450	228,284		10/16/03	300
Kimball	TN		332,500	618,742	None	None	332,500	618,742	951,242	252,647		10/16/03	300
Kingsport	TN		155,603	289,545	None	None	155,603	289,545	445,148	70,937		11/29/07	300
Kingsport	TN		310,303	576,845	None	None	310,303	576,845	887,148	141,325		11/29/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

La Vergne	TN		340,000	650,000	None	None	340,000	650,000	990,000	477,750		08/25/95	300
La Vergne	TN		577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	438,438		10/16/03	300
Manchester	TN		266,119	495,463	None	None	266,119	495,463	761,582	202,308		10/16/03	300
Manchester	TN		281,675	524,352	None	None	281,675	524,352	806,027	214,104		10/16/03	300
Manchester	TN		319,846	595,242	None	None	319,846	595,242	915,088	243,051		10/16/03	300
Monteagle	TN		271,173	504,849	None	None	271,173	504,849	776,022	206,140		10/16/03	300
Mt. Juliet	TN		397,128	738,764	None	None	397,128	738,764	1,135,892	301,656		10/16/03	300
Murfreesboro	TN		549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	417,205		10/16/03	300
Murfreesboro	TN		467,810	870,032	None	None	467,810	870,032	1,337,842	355,257		10/16/03	300
Murfreesboro	TN		300,373	559,077	None	None	300,373	559,077	859,450	228,284		10/16/03	300
Nashville	TN		498,628	927,264	None	None	498,628	927,264	1,425,892	378,627		10/16/03	300
Ocoee	TN		119,792	223,713	(11,239)	None	108,553	223,713	332,266	91,343		10/16/03	300
Ooltewah	TN		234,231	436,241	None	None	234,231	436,241	670,472	178,126		10/16/03	300
Ooltewah	TN		700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	483,665		10/16/03	300
Ooltewah	TN		105,000	196,242	None	None	105,000	196,242	301,242	80,126		10/16/03	300
Red Bank	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	265,917		10/16/03	300
Roan Mountain	TN		286,303	532,274	None	None	286,303	532,274	818,577	130,405		11/29/07	300
Shelbyville	TN		320,229	595,953	None	None	320,229	595,953	916,182	243,341		10/16/03	300
Smyrna	TN		426,466	793,251	None	None	426,466	793,251	1,219,717	323,904		10/16/03	300
Smyrna	TN		630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	341,260		09/27/06	300
Soddy Daisy	TN		297,500	553,732	None	None	297,500	553,732	851,232	226,101		10/16/03	300
Soddy Daisy	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	265,917		10/16/03	300
Soddy Daisy	TN		245,000	456,242	None	None	245,000	456,242	701,242	186,292		10/16/03	300
Sweetwater	TN		122,500	228,742	None	None	122,500	228,742	351,242	93,397		10/16/03	300
Sweetwater	TN		339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	384,429		10/16/03	300
Sweetwater	TN		133,000	248,242	None	None	133,000	248,242	381,242	101,359		10/16/03	300
Abingdon	VA		57,847	107,997	None	None	57,847	107,997	165,844	26,458		11/29/07	300
Big Stone Gap	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	240,064		11/29/07	300
Bristol	VA		213,369	396,824	None	None	213,369	396,824	610,193	97,220		11/29/07	300
Bristol	VA		268,303	498,845	None	None	268,303	498,845	767,148	122,215		11/29/07	300
Bristol	VA		171,156	318,428	None	None	171,156	318,428	489,584	78,013		11/29/07	300
Castlewood	VA		387,303	720,307	None	None	387,303	720,307	1,107,610	176,474		11/29/07	300
Cedar Bluff	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	224,249		11/29/07	300
Chatham	VA		347,728	525,031	None	None	347,728	525,031	872,759	226,631		03/19/03	300
Chesapeake	VA		225,000	400,366	None	None	225,000	400,366	625,366	134,123		08/18/05	300
Clintwood	VA		378,553	703,610	None	None	378,553	703,610	1,082,163	172,383		11/29/07	300
Coeburn	VA		168,934	314,764	None	None	168,934	314,764	483,698	77,116		11/29/07	300
Coeburn	VA		312,303	581,021	None	None	312,303	581,021	893,324	142,349		11/29/07	300
Coeburn	VA		282,303	525,307	None	None	282,303	525,307	807,610	128,699		11/29/07	300
Collinsville	VA		84,465	130,137	None	None	84,465	130,137	214,602	56,168		03/19/03	300
Danville	VA		149,276	227,333	None	None	149,276	227,333	376,609	98,125		03/19/03	300
Danville	VA		83,644	128,884	None	None	83,644	128,884	212,528	55,628		03/19/03	300
Danville	VA		266,722	403,501	None	None	266,722	403,501	670,223	174,171		03/19/03	300
Franklin	VA		536,667	863,699	None	None	536,667	863,699	1,400,366	289,339		08/18/05	300
Gate City	VA		422,303	784,845	None	None	422,303	784,845	1,207,148	192,285		11/29/07	300
Glen Allen	VA		700,000	440,965	None	None	700,000	440,965	1,140,965	277,064		04/17/98	300
Hampton	VA		433,985	459,108	None	None	433,985	459,108	893,093	288,462		04/17/98	300
Highland Springs	VA		396,720	598,547	None	None	396,720	598,547	995,267	258,366		03/19/03	300
Honaker	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	224,249		11/29/07	300
Martinsville	VA		246,820	373,653	None	None	246,820	373,653	620,473	161,286		03/19/03	300
Martinsville	VA		83,521	128,706	None	None	83,521	128,706	212,227	55,551		03/19/03	300
Midlothian	VA		325,000	302,872	None	153	325,000	303,025	628,025	198,422		08/21/97	300
Newport News	VA		490,616	605,304	None	None	490,616	605,304	1,095,920	350,990	01/20/00	04/17/98	300
Norton	VA		157,826	293,688	None	None	157,826	293,688	451,514	71,952		11/29/07	300
Norton	VA		457,303	849,860	None	None	457,303	849,860	1,307,163	208,214		11/29/07	300
Norton	VA		222,256	413,344	None	None	222,256	413,344	635,600	101,268		11/29/07	300
Pound	VA		256,170	476,327	None	None	256,170	476,327	732,497	116,698		11/29/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Pound	VA		276,303	513,717	None	None	276,303	513,717	790,020	125,859		11/29/07	300
Richlands	VA		140,051	261,125	None	None	140,051	261,125	401,176	63,974		11/29/07	300
Richmond	VA		700,000	400,740	None	None	700,000	400,740	1,100,740	251,791		04/17/98	300
Richmond	VA		400,000	250,875	None	None	400,000	250,875	650,875	157,624		04/17/98	300
Richmond	VA		1,000,000	740	None	None	1,000,000	740	1,000,740	457		04/17/98	300
Richmond	VA		700,000	100,695	None	None	700,000	100,695	800,695	63,263		04/17/98	300
Richmond	VA		1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,532,031		08/22/02	300
Richmond	VA		298,227	451,014	None	None	298,227	451,014	749,241	194,680		03/19/03	300
Richmond	VA		329,698	498,015	None	None	329,698	498,015	827,713	214,969		03/19/03	300
Richmond	VA		213,982	324,659	None	None	213,982	324,659	538,641	140,137		03/19/03	300
Richmond	VA		482,735	727,776	None	None	482,735	727,776	1,210,511	314,150		03/19/03	300
Richmond	VA		350,453	529,365	None	None	350,453	529,365	879,818	228,502		03/19/03	300
Richmond	VA		323,496	488,918	None	None	323,496	488,918	812,414	211,042		03/19/03	300
Richmond	VA		278,443	421,584	None	None	278,443	421,584	700,027	181,977		03/19/03	300
Roanoke	VA		325,000	575,366	None	None	325,000	575,366	900,366	192,748		08/18/05	300
Rosedale	VA		211,147	393,160	None	None	211,147	393,160	604,307	96,323		11/29/07	300
Sandston	VA		152,535	232,528	None	None	152,535	232,528	385,063	100,367		03/19/03	300
South Boston	VA		160,893	244,778	None	None	160,893	244,778	405,671	105,655		03/19/03	300
St. Paul	VA		334,803	622,807	None	None	334,803	622,807	957,610	152,586		11/29/07	300
St. Paul	VA		422,303	785,307	None	None	422,303	785,307	1,207,610	192,399		11/29/07	300
Stafford	VA		271,865	601,997	None	167	271,865	602,164	874,029	410,471		12/20/96	300
Staunton	VA		675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	335,123		08/18/05	300
Suffolk	VA		700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	335,123		08/18/05	300
Tazewell	VA		153,382	285,882	None	None	153,382	285,882	439,264	70,039		11/29/07	300
Troutville	VA		575,000	975,366	None	None	575,000	975,366	1,550,366	326,748		08/18/05	300
Virginia Beach	VA		1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	1,024,318		06/27/02	300
Warrenton	VA		515,971	649,125	None	161	515,971	649,286	1,165,257	442,591		12/20/96	300
Weber City	VA		369,803	687,345	None	None	369,803	687,345	1,057,148	168,398		11/29/07	300
Williamsburg	VA		838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	718,698		06/27/02	300
Wise	VA		334,803	622,360	None	None	334,803	622,360	957,163	152,477		11/29/07	300
Wise	VA		66,733	124,517	None	None	66,733	124,517	191,250	30,505		11/29/07	300
Wise	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	240,064		11/29/07	300
Wytheville	VA		1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	528,573		08/18/05	300
Yorktown	VA		309,435	447,144	None	None	309,435	447,144	756,579	280,940		04/17/98	300
Yorktown	VA	3,324,510	2,121,289	4,701,469	1,623	None	2,121,289	4,703,092	6,824,381	180,372		01/22/13	300
East Troy	WI		578,813	1,074,938	None	None	578,813	1,074,938	1,653,751	174,258		12/28/09	300
Ellsworth	WI		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
Menomonie	WI		770,442	1,430,821	None	None	770,442	1,430,821	2,201,263	174,457		12/01/10	300
Menomonie	WI		175,000	325,000	None	None	175,000	325,000	500,000	39,915		12/01/10	300
Menomonie	WI		441,256	819,475	None	None	441,256	819,475	1,260,731	99,983		12/01/10	300
Mondovi	WI		175,000	325,000	None	None	175,000	325,000	500,000	39,822		12/01/10	300
Osseo	WI		613,373	1,139,122	None	None	613,373	1,139,122	1,752,495	139,060		12/01/10	300

Crafts and novelties
Morgan Hill	CA		319,063	2,518,205	None	None	319,063	2,518,205	2,837,268	130,107		09/18/12	300
Rancho Cucamonga	CA		2,790,740	4,713,106	None	None	2,790,740	4,713,106	7,503,846	243,510		09/18/12	300
Roseville	CA		1,415,674	4,367,269	None	None	1,415,674	4,367,269	5,782,943	225,642		09/18/12	300
Temecula	CA		2,027,441	4,644,558	None	None	2,027,441	4,644,558	6,671,999	239,969		09/18/12	300
Clermont	FL		980,500	4,580,549	None	None	980,500	4,580,549	5,561,049	133,352	05/10/13	06/26/12	300
Cutler Bay	FL		743,498	657,485	392,136	154	743,498	1,049,775	1,793,273	526,563		12/31/98	300
Albany	GA		653,464	11,425,058	None	None	653,464	11,425,058	12,078,522	312,829		01/22/13	420
Rockford	IL		159,587	618,398	None	211	159,587	618,609	778,196	423,666		11/26/96	300
Stony Brook	NY		980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	1,081,108		01/11/99	300
Pleasant Hills	PA		631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	521,788		11/01/02	300
Columbia	SC		1,102,910	1,369,049	None	None	1,102,910	1,369,049	2,471,959	26	In-progress	06/21/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Diversified industrial

Cedar Rapids	IA		1,000,000	12,981,440	None	None	1,000,000	12,981,440	13,981,440	77,270		10/10/13	420
Portland	TN	10,089,942	1,481,370	10,969,189	None	None	1,481,370	10,969,189	12,450,559	566,741		09/19/12	300

Dollar stores
Andalusia	AL		334,025	1,085,582	None	None	334,025	1,085,582	1,419,607	41,614		01/22/13	300
Bessemer	AL		391,797	1,273,339	None	None	391,797	1,273,339	1,665,136	48,811		01/22/13	300
Bessemer	AL		279,833	1,100,867	None	None	279,833	1,100,867	1,380,700	16,513		08/22/13	300
Birmingham	AL		707,673	1,314,251	None	None	707,673	1,314,251	2,021,924	81,045		06/01/12	300
Birmingham	AL		322,861	599,600	None	None	322,861	599,600	922,461	24,983		12/14/12	300
Birmingham	AL		248,925	979,275	None	None	248,925	979,275	1,228,200	14,689		08/22/13	300
Birmingham	AL		235,245	925,455	None	None	235,245	925,455	1,160,700	13,882		08/22/13	300
Birmingham	AL		265,160	1,043,140	None	None	265,160	1,043,140	1,308,300	15,647		08/22/13	300
Birmingham	AL		312,444	1,229,156	None	None	312,444	1,229,156	1,541,600	18,437		08/22/13	300
Birmingham	AL		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	15,749		08/22/13	300
Center Point	AL		232,043	912,857	None	None	232,043	912,857	1,144,900	13,693		08/22/13	300
Crossville	AL		268,814	873,647	None	None	268,814	873,647	1,142,461	33,490		01/22/13	300
Decatur	AL		301,085	559,159	None	None	301,085	559,159	860,244	34,481		06/01/12	300
Florence	AL		419,440	778,959	None	None	419,440	778,959	1,198,399	32,457		12/14/12	300
Forestdale	AL		287,839	1,132,361	None	None	287,839	1,132,361	1,420,200	16,985		08/22/13	300
Huntsville	AL		501,318	931,020	None	None	501,318	931,020	1,432,338	57,413		06/01/12	300
Jasper	AL		276,246	897,800	None	None	276,246	897,800	1,174,046	34,416		01/22/13	300
Jasper	AL		282,574	918,366	None	None	282,574	918,366	1,200,940	35,204		01/22/13	300
Jasper	AL		280,753	912,446	None	None	280,753	912,446	1,193,199	34,977		01/22/13	300
Livingston	AL		239,319	941,481	None	None	239,319	941,481	1,180,800	14,122		08/22/13	300
Mobile	AL		212,971	837,829	None	None	212,971	837,829	1,050,800	12,567		08/22/13	300
Montgomery	AL		532,170	988,317	None	None	532,170	988,317	1,520,487	41,180		12/14/12	300
Montgomery	AL		366,980	681,533	None	None	366,980	681,533	1,048,513	28,397		12/14/12	300
Moundville	AL		230,583	907,117	None	None	230,583	907,117	1,137,700	13,607		08/22/13	300
Opelika	AL		331,598	1,077,694	None	None	331,598	1,077,694	1,409,292	41,312		01/22/13	300
Prichard	AL		429,411	797,478	None	None	429,411	797,478	1,226,889	33,228		12/14/12	300
Shelby	AL		277,350	901,388	None	None	277,350	901,388	1,178,738	34,553		01/22/13	300
Slocomb	AL		268,240	1,055,260	None	None	268,240	1,055,260	1,323,500	15,829		08/22/13	300
Smiths Station	AL		359,391	1,168,019	None	None	359,391	1,168,019	1,527,410	44,774		01/22/13	300
Thorsby	AL		298,516	970,178	None	None	298,516	970,178	1,268,694	37,190		01/22/13	300
Troy	AL		257,985	1,014,915	None	None	257,985	1,014,915	1,272,900	15,224		08/22/13	300
Weaver	AL		171,006	672,737	None	None	171,006	672,737	843,743	1,121		12/20/13	300
Wedowee	AL		251,256	988,444	None	None	251,256	988,444	1,239,700	14,827		08/22/13	300
York	AL		218,727	860,473	None	None	218,727	860,473	1,079,200	12,907		08/22/13	300
Atkins	AR		264,657	491,507	None	None	264,657	491,507	756,164	20,479		12/14/12	300
Dermott	AR		137,299	540,136	None	None	137,299	540,136	677,435	6,302		09/18/13	300
Gurdon	AR		169,157	665,466	None	None	169,157	665,466	834,623	3,327		11/20/13	300
Hope	AR		421,413	782,623	None	None	421,413	782,623	1,204,036	48,262		06/01/12	300
Little Rock	AR		248,520	977,680	None	None	248,520	977,680	1,226,200	14,665		08/22/13	300
Little Rock	AR		157,195	618,405	None	None	157,195	618,405	775,600	9,276		08/22/13	300
Malvern	AR		139,776	570,280	None	None	139,776	570,280	710,056	21,861		01/24/13	300
Marianna	AR		230,373	427,836	None	None	230,373	427,836	658,209	17,826		12/14/12	300
Pine Bluff	AR		562,282	1,044,237	None	None	562,282	1,044,237	1,606,519	64,395		06/01/12	300
Pine Bluff	AR		579,851	1,076,865	None	None	579,851	1,076,865	1,656,716	44,869		12/14/12	300
Sherwood	AR		225,665	887,766	None	None	225,665	887,766	1,113,431	16,276		07/09/13	300
West Helena	AR		331,612	615,851	None	None	331,612	615,851	947,463	25,660		12/14/12	300
Camp Verde	AZ		244,826	454,678	None	None	244,826	454,678	699,504	28,038		06/01/12	300
Lake Havasu	AZ		439,388	816,005	None	None	439,388	816,005	1,255,393	50,320		06/01/12	300
Phoenix	AZ		712,708	1,323,600	None	None	712,708	1,323,600	2,036,308	81,622		06/01/12	300
Phoenix	AZ		642,917	1,193,990	None	None	642,917	1,193,990	1,836,907	73,629		06/01/12	300
Phoenix	AZ		721,637	1,340,182	None	None	721,637	1,340,182	2,061,819	82,645		06/01/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Phoenix	AZ		580,167	1,077,452	None	None	580,167	1,077,452	1,657,619	66,443		06/01/12	300
Salome	AZ		251,540	989,560	None	None	251,540	989,560	1,241,100	14,843		08/22/13	300
Tolleson	AZ		581,123	1,079,228	None	None	581,123	1,079,228	1,660,351	66,552		06/01/12	300
Tucson	AZ		461,061	856,257	None	None	461,061	856,257	1,317,318	52,803		06/01/12	300
Tucson	AZ		259,447	1,020,665	None	None	259,447	1,020,665	1,280,112	22,114		06/21/13	300
Williams	AZ		271,816	1,069,324	None	None	271,816	1,069,324	1,341,140	8,911		10/15/13	300
Yuma	AZ		225,609	418,988	None	None	225,609	418,988	644,597	25,838		06/01/12	300
Yuma	AZ		276,672	1,088,428	None	None	276,672	1,088,428	1,365,100	16,326		08/22/13	300
Akron	CO		318,751	1,035,939	None	None	318,751	1,035,939	1,354,690	39,711		01/22/13	300
Federal Heights	CO		561,752	1,043,254	None	None	561,752	1,043,254	1,605,006	64,334		06/01/12	300
Federal Heights	CO		501,314	931,013	None	None	501,314	931,013	1,432,327	57,412		06/01/12	300
Holyoke	CO		361,977	1,176,425	None	None	361,977	1,176,425	1,538,402	45,096		01/22/13	300
Keenesburg	CO		339,959	1,104,866	None	None	339,959	1,104,866	1,444,825	42,353		01/22/13	300
Silver Cliff	CO		245,520	797,939	1,950	None	245,520	799,889	1,045,409	30,770		01/22/13	300
Baldwin	FL		252,938	995,062	None	None	252,938	995,062	1,248,000	14,926		08/22/13	300
Bartow	FL		476,372	884,692	None	None	476,372	884,692	1,361,064	36,862		12/14/12	300
Brandon	FL		605,652	1,124,782	None	None	605,652	1,124,782	1,730,434	46,866		12/14/12	300
Cape Coral	FL		310,235	1,220,465	None	None	310,235	1,220,465	1,530,700	18,307		08/22/13	300
Cape Coral	FL		299,371	1,177,729	None	None	299,371	1,177,729	1,477,100	17,666		08/22/13	300
Casselberry	FL		314,673	1,237,927	None	None	314,673	1,237,927	1,552,600	18,569		08/22/13	300
Century	FL		215,484	847,716	None	None	215,484	847,716	1,063,200	12,716		08/22/13	300
Cottondale	FL		458,337	851,196	None	None	458,337	851,196	1,309,533	35,467		12/14/12	300
Crystal River	FL		432,782	803,739	None	None	432,782	803,739	1,236,521	33,489		12/14/12	300
Daytona Beach	FL		315,423	1,240,877	None	None	315,423	1,240,877	1,556,300	18,613		08/22/13	300
Debary	FL		257,762	1,014,038	None	None	257,762	1,014,038	1,271,800	15,211		08/22/13	300
DeFuniak Springs	FL		282,063	1,109,637	None	None	282,063	1,109,637	1,391,700	16,645		08/22/13	300
Dundee	FL		250,810	986,690	None	None	250,810	986,690	1,237,500	14,800		08/22/13	300
Dunedin	FL		353,830	1,391,970	None	None	353,830	1,391,970	1,745,800	20,880		08/22/13	300
Fern Park	FL		663,492	1,232,199	None	None	663,492	1,232,199	1,895,691	51,342		12/14/12	300
Floral City	FL		259,079	1,019,221	None	None	259,079	1,019,221	1,278,300	15,288		08/22/13	300
Fort Myers	FL		352,006	1,384,794	None	None	352,006	1,384,794	1,736,800	20,772		08/22/13	300
Fort Myers	FL		313,964	1,235,136	None	None	313,964	1,235,136	1,549,100	18,527		08/22/13	300
Fort Myers	FL		282,549	1,111,551	None	None	282,549	1,111,551	1,394,100	16,673		08/22/13	300
Ft. Walton Beach	FL		294,345	1,157,955	None	None	294,345	1,157,955	1,452,300	17,369		08/22/13	300
Ft. White	FL		204,195	803,305	None	None	204,195	803,305	1,007,500	12,050		08/22/13	300
Gainesville	FL		491,957	913,635	None	None	491,957	913,635	1,405,592	38,068		12/14/12	300
Groveland	FL		101,782	189,258	None	189	101,782	189,447	291,229	112,163		03/31/99	300
Hilliard	FL	748,200	461,328	1,499,315	None	None	461,328	1,499,315	1,960,643	57,474		01/22/13	300
Holiday	FL		287,353	1,130,447	None	None	287,353	1,130,447	1,417,800	16,957		08/22/13	300
Holiday	FL		296,473	1,166,327	None	None	296,473	1,166,327	1,462,800	17,495		08/22/13	300
Hudson	FL		485,785	902,173	None	None	485,785	902,173	1,387,958	37,591		12/14/12	300
Immokalee	FL		659,438	1,224,671	None	None	659,438	1,224,671	1,884,109	75,521		06/01/12	300
Inglis	FL		221,544	871,556	None	None	221,544	871,556	1,093,100	13,073		08/22/13	300
Jacksonville	FL		479,745	890,954	None	None	479,745	890,954	1,370,699	54,942		06/01/12	300
Jacksonville	FL		635,245	1,179,740	None	None	635,245	1,179,740	1,814,985	49,156		12/14/12	300
Jacksonville	FL		577,368	1,072,255	None	None	577,368	1,072,255	1,649,623	44,677		12/14/12	300
Jacksonville	FL		774,832	1,438,974	None	None	774,832	1,438,974	2,213,806	59,957		12/14/12	300
Jacksonville	FL		580,539	1,078,144	None	None	580,539	1,078,144	1,658,683	44,923		12/14/12	300
Jacksonville	FL	810,120	484,992	1,576,223	None	None	484,992	1,576,223	2,061,215	60,422		01/22/13	300
Jacksonville	FL		284,535	1,119,365	None	None	284,535	1,119,365	1,403,900	16,790		08/22/13	300
Jacksonville	FL		316,457	1,244,943	None	None	316,457	1,244,943	1,561,400	18,674		08/22/13	300
Jasper	FL		397,823	738,814	None	None	397,823	738,814	1,136,637	30,784		12/14/12	300
Kissimmee	FL		375,699	1,478,001	None	None	375,699	1,478,001	1,853,700	22,170		08/22/13	300
Kissimmee	FL		283,238	1,114,262	None	None	283,238	1,114,262	1,397,500	16,714		08/22/13	300
Lakeland	FL		342,755	636,546	None	None	342,755	636,546	979,301	39,254		06/01/12	300
Lakeland	FL		455,575	846,067	None	None	455,575	846,067	1,301,642	35,253		12/14/12	300
Lakeland	FL		249,452	981,348	None	None	249,452	981,348	1,230,800	14,720		08/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Largo	FL		567,646	1,054,201	None	None	567,646	1,054,201	1,621,847	43,925		12/14/12	300
Laurel Hill	FL		330,715	1,074,825	None	None	330,715	1,074,825	1,405,540	41,202		01/22/13	300
Leesburg	FL		277,016	1,089,784	None	None	277,016	1,089,784	1,366,800	16,347		08/22/13	300
Lehigh Acres	FL		560,116	1,040,215	None	None	560,116	1,040,215	1,600,331	43,342		12/14/12	300
Lehigh Acres	FL		391,588	1,540,512	None	None	391,588	1,540,512	1,932,100	23,108		08/22/13	300
Masaryktown	FL		290,081	1,141,181	None	None	290,081	1,141,181	1,431,262	24,726		06/10/13	300
Mascotte	FL		279,063	1,097,837	None	None	279,063	1,097,837	1,376,900	16,468		08/22/13	300
Miami	FL		648,087	1,203,591	None	None	648,087	1,203,591	1,851,678	50,150		12/14/12	300
Micco	FL		276,043	1,085,957	None	None	276,043	1,085,957	1,362,000	16,289		08/22/13	300
Ocala	FL		482,475	896,026	None	None	482,475	896,026	1,378,501	37,334		12/14/12	300
Ocala	FL		258,877	1,018,423	None	None	258,877	1,018,423	1,277,300	15,276		08/22/13	300
Opa Locka	FL		665,870	1,236,615	None	None	665,870	1,236,615	1,902,485	76,258		06/01/12	300
Orlando	FL		351,337	1,382,163	None	None	351,337	1,382,163	1,733,500	20,732		08/22/13	300
Orlando	FL		401,945	-	None	None	401,945	-	401,945	-		08/22/13	N/A
Palatka	FL		311,775	1,226,525	None	None	311,775	1,226,525	1,538,300	18,398		08/22/13	300
Palm Bay	FL		290,940	1,144,560	None	None	290,940	1,144,560	1,435,500	17,168		08/22/13	300
Panama City	FL		468,060	869,253	None	None	468,060	869,253	1,337,313	36,219		12/14/12	300
Perry	FL		244,021	959,979	None	None	244,021	959,979	1,204,000	14,400		08/22/13	300
Pinellas Park	FL		324,807	1,277,793	None	None	324,807	1,277,793	1,602,600	19,167		08/22/13	300
Riverview	FL		318,240	1,251,960	None	None	318,240	1,251,960	1,570,200	18,779		08/22/13	300
Riviera Beach	FL		395,095	1,554,305	None	None	395,095	1,554,305	1,949,400	23,315		08/22/13	300
Rockledge	FL		246,149	968,351	None	None	246,149	968,351	1,214,500	14,525		08/22/13	300
S Daytona Beach	FL		652,903	1,212,534	None	None	652,903	1,212,534	1,865,437	50,522		12/14/12	300
Saint Cloud	FL		403,749	1,588,351	None	None	403,749	1,588,351	1,992,100	23,825		08/22/13	300
San Antonio	FL		258,167	1,015,633	None	None	258,167	1,015,633	1,273,800	15,234		08/22/13	300
San Mateo	FL		455,279	1,479,656	None	None	455,279	1,479,656	1,934,935	56,720		01/22/13	300
Seminole	FL		541,317	1,005,304	None	None	541,317	1,005,304	1,546,621	41,888		12/14/12	300
Sneads	FL		222,497	875,303	None	None	222,497	875,303	1,097,800	13,130		08/22/13	300
Sorrento	FL		253,303	996,497	None	None	253,303	996,497	1,249,800	14,947		08/22/13	300
Spring Hill	FL		315,224	1,286,099	None	None	315,224	1,286,099	1,601,323	32,152		05/23/13	300
Spring Hill	FL		314,531	1,237,369	None	None	314,531	1,237,369	1,551,900	18,561		08/22/13	300
Tampa	FL		559,416	1,038,915	None	None	559,416	1,038,915	1,598,331	64,066		06/01/12	300
Tampa	FL		552,447	1,025,973	None	None	552,447	1,025,973	1,578,420	63,268		06/01/12	300
Tampa	FL		549,314	1,020,154	None	None	549,314	1,020,154	1,569,468	42,506		12/14/12	300
Tampa	FL		611,153	1,134,998	None	None	611,153	1,134,998	1,746,151	47,292		12/14/12	300
Tampa	FL		634,199	1,177,799	None	None	634,199	1,177,799	1,811,998	49,075		12/14/12	300
Tampa	FL		378,121	1,228,892	None	None	378,121	1,228,892	1,607,013	47,108		01/22/13	300
Temple Terrace	FL		666,400	1,237,599	None	None	666,400	1,237,599	1,903,999	76,319		06/01/12	300
Webster	FL		244,703	962,663	4,066	None	244,703	966,729	1,211,432	14,457		08/02/13	300
Winter Haven	FL		441,079	819,148	None	None	441,079	819,148	1,260,227	50,514		06/01/12	300
Winter Haven	FL		437,109	811,775	None	None	437,109	811,775	1,248,884	33,824		12/14/12	300
Winter Springs	FL		336,947	1,325,553	None	None	336,947	1,325,553	1,662,500	19,883		08/22/13	300
Yulee	FL		331,698	1,304,902	None	None	331,698	1,304,902	1,636,600	19,574		08/22/13	300
Zephyrhills	FL		304,398	1,197,502	None	None	304,398	1,197,502	1,501,900	17,963		08/22/13	300
Atlanta	GA		285,124	1,121,681	None	None	285,124	1,121,681	1,406,805	1,869		12/04/13	300
Auburn	GA		234,333	921,867	None	None	234,333	921,867	1,156,200	13,828		08/22/13	300
Augusta	GA		572,784	1,063,741	None	None	572,784	1,063,741	1,636,525	65,597		06/01/12	300
Augusta	GA		396,046	735,513	None	None	396,046	735,513	1,131,559	30,646		12/14/12	300
Augusta	GA		244,244	960,856	None	None	244,244	960,856	1,205,100	14,413		08/22/13	300
Augusta	GA		240,656	946,744	None	None	240,656	946,744	1,187,400	14,201		08/22/13	300
Bogart	GA		264,584	1,040,876	None	None	264,584	1,040,876	1,305,460	1,735		12/04/13	300
Brunswick	GA		525,784	976,455	None	None	525,784	976,455	1,502,239	40,686		12/14/12	300
Brunswick	GA		374,722	695,913	None	None	374,722	695,913	1,070,635	28,996		12/14/12	300
Carrollton	GA		184,110	724,290	None	None	184,110	724,290	908,400	10,864		08/22/13	300
Carrollton	GA		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	15,749		08/22/13	300
Conyers	GA		737,753	1,370,114	None	None	737,753	1,370,114	2,107,867	84,490		06/01/12	300
Dawson	GA		413,732	768,359	None	None	413,732	768,359	1,182,091	32,015		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dewy Rose	GA		190,003	747,472	None	None	190,003	747,472	937,475	11,212		08/20/13	300
Dexter	GA		98,693	388,260	None	None	98,693	388,260	486,953	647		12/20/13	300
Elberton	GA		194,222	764,071	None	None	194,222	764,071	958,293	11,461		08/20/13	300
Forest Park	GA		288,001	1,132,999	None	None	288,001	1,132,999	1,421,000	16,995		08/22/13	300
Glennville	GA		245,706	966,610	None	None	245,706	966,610	1,212,316	17,721		07/03/13	300
Gordon	GA		179,124	704,676	None	None	179,124	704,676	883,800	10,570		08/22/13	300
Hartwell	GA		222,699	876,101	None	None	222,699	876,101	1,098,800	13,142		08/22/13	300
Hoschton	GA		312,038	1,227,562	None	None	312,038	1,227,562	1,539,600	18,413		08/22/13	300
Irwinton	GA		331,310	1,076,757	None	None	331,310	1,076,757	1,408,067	41,276		01/22/13	300
Jonesboro	GA		316,862	1,246,538	None	None	316,862	1,246,538	1,563,400	18,698		08/22/13	300
Lilburn	GA		323,652	1,273,248	None	None	323,652	1,273,248	1,596,900	19,099		08/22/13	300
Ludowici	GA		344,543	1,119,765	12,235	None	344,543	1,132,000	1,476,543	43,394		01/22/13	300
Macon	GA		245,825	967,075	None	None	245,825	967,075	1,212,900	14,506		08/22/13	300
Marietta	GA		289,116	1,137,384	None	None	289,116	1,137,384	1,426,500	17,061		08/22/13	300
Midway	GA		243,028	956,072	None	None	243,028	956,072	1,199,100	14,341		08/22/13	300
Nicholls	GA		198,723	781,777	None	None	198,723	781,777	980,500	11,727		08/22/13	300
Patterson	GA		307,714	1,000,069	13,972	None	307,714	1,014,041	1,321,755	38,839		01/22/13	300
Pooler	GA		279,935	1,101,265	None	None	279,935	1,101,265	1,381,200	16,519		08/22/13	300
Powder Springs	GA		290,373	1,142,327	None	None	290,373	1,142,327	1,432,700	17,135		08/22/13	300
Richmond Hill	GA		297,203	1,169,197	None	None	297,203	1,169,197	1,466,400	17,538		08/22/13	300
Savannah	GA		450,992	1,774,208	None	None	450,992	1,774,208	2,225,200	26,613		08/22/13	300
Screven	GA		198,288	780,067	None	None	198,288	780,067	978,355	11,701		08/08/13	300
Thomasville	GA		407,954	757,629	None	None	407,954	757,629	1,165,583	31,568		12/14/12	300
Tifton	GA		202,011	824,197	None	None	202,011	824,197	1,026,208	20,605		05/23/13	300
Uvalda	GA		187,576	737,924	None	None	187,576	737,924	925,500	11,069		08/22/13	300
Warrenton	GA		298,668	554,669	None	None	298,668	554,669	853,337	23,111		12/14/12	300
Waycross	GA		417,843	775,994	None	None	417,843	775,994	1,193,837	32,333		12/14/12	300
Wrightsville	GA		274,254	509,328	None	None	274,254	509,328	783,582	21,222		12/14/12	300
Des Moines	IA		455,336	845,625	None	None	455,336	845,625	1,300,961	52,147		06/01/12	300
Des Moines	IA		214,167	842,533	None	None	214,167	842,533	1,056,700	12,638		08/22/13	300
Mason City	IA		242,135	449,678	None	None	242,135	449,678	691,813	27,730		06/01/12	300
Montrose	IA		307,533	999,483	None	None	307,533	999,483	1,307,016	38,314		01/22/13	300
Waterloo	IA		366,422	1,190,872	None	None	366,422	1,190,872	1,557,294	45,650		01/22/13	300
Calumet City	IL		561,828	1,043,394	None	None	561,828	1,043,394	1,605,222	64,343		06/01/12	300
Catlin	IL		373,096	1,212,561	None	None	373,096	1,212,561	1,585,657	46,482		01/22/13	300
Cerro Gordo	IL		312,718	1,016,334	None	None	312,718	1,016,334	1,329,052	38,959		01/22/13	300
Chicago	IL		759,213	1,409,966	None	None	759,213	1,409,966	2,169,179	58,749		12/14/12	300
Columbia	IL		383,895	1,247,660	None	None	383,895	1,247,660	1,631,555	47,827		01/22/13	300
Dwight	IL		355,224	659,701	None	None	355,224	659,701	1,014,925	27,488		12/14/12	300
East Saint Louis	IL		564,367	1,048,111	None	None	564,367	1,048,111	1,612,478	43,671		12/14/12	300
Galesburg	IL		325,959	605,353	None	None	325,959	605,353	931,312	37,330		06/01/12	300
Gillespie	IL	541,800	346,508	1,126,153	None	None	346,508	1,126,153	1,472,661	43,169		01/22/13	300
Goreville	IL		175,538	690,566	None	None	175,538	690,566	866,104	8,057		09/13/13	300
Harvey	IL		356,530	662,127	None	None	356,530	662,127	1,018,657	27,589		12/14/12	300
Joliet	IL		396,961	737,212	None	None	396,961	737,212	1,134,173	30,717		12/14/12	300
La Salle	IL		457,726	1,487,609	None	None	457,726	1,487,609	1,945,335	57,025		01/22/13	300
Marseilles	IL	598,560	364,551	1,184,791	None	None	364,551	1,184,791	1,549,342	45,417		01/22/13	300
Metropolis	IL		522,911	971,120	None	None	522,911	971,120	1,494,031	40,463		12/14/12	300
Mt. Zion	IL	614,040	344,938	1,121,050	None	None	344,938	1,121,050	1,465,988	42,974		01/22/13	300
Peoria	IL		378,198	702,367	None	None	378,198	702,367	1,080,565	43,313		06/01/12	300
Virden	IL		546,679	1,015,261	None	None	546,679	1,015,261	1,561,940	42,303		12/14/12	300
Anderson	IN		634,963	1,179,216	None	None	634,963	1,179,216	1,814,179	49,134		12/14/12	300
Indianapolis	IN		454,789	844,607	None	None	454,789	844,607	1,299,396	52,084		06/01/12	300
New Albany	IN		437,343	812,209	None	None	437,343	812,209	1,249,552	33,842		12/14/12	300
Parker City	IN		266,530	494,983	None	None	266,530	494,983	761,513	30,524		06/01/12	300
Rockport	IN		203,782	378,451	None	None	203,782	378,451	582,233	15,769		12/14/12	300
South Bend	IN		507,845	943,140	None	None	507,845	943,140	1,450,985	39,298		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Arma	KS		170,875	793,860	None	None	170,875	793,860	964,735	43,662		08/30/12	300
Basehor	KS		171,627	872,548	None	None	171,627	872,548	1,044,175	47,990		08/30/12	300
Burlington	KS		173,930	806,439	None	None	173,930	806,439	980,369	44,354		08/30/12	300
Cheney	KS		161,300	770,354	None	None	161,300	770,354	931,654	42,369		08/30/12	300
Cherryvale	KS		90,248	811,836	None	None	90,248	811,836	902,084	44,651		08/30/12	300
Coffeyville	KS		519,254	964,328	None	None	519,254	964,328	1,483,582	40,180		12/14/12	300
Edwardsville	KS		161,785	906,004	None	None	161,785	906,004	1,067,789	49,830		08/30/12	300
Elkhart	KS		119,882	848,233	None	None	119,882	848,233	968,115	46,653		08/30/12	300
Fort Scott	KS		486,062	752,183	None	None	486,062	752,183	1,238,245	36,355		10/31/12	300
Fredonia	KS		412,134	637,779	None	None	412,134	637,779	1,049,913	30,826		10/31/12	300
Galena	KS		419,578	649,300	None	None	419,578	649,300	1,068,878	31,383		10/31/12	300
Horton	KS		101,571	844,142	None	None	101,571	844,142	945,713	46,428		08/30/12	300
Hoxie	KS		393,962	609,658	None	None	393,962	609,658	1,003,620	29,467		10/31/12	300
Independence	KS		370,000	671,122	None	None	370,000	671,122	1,041,122	32,438		10/31/12	300
Kansas City	KS		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	66,084		06/01/12	300
Kansas City	KS		140,147	922,934	None	None	140,147	922,934	1,063,081	50,761		08/30/12	300
Kansas City	KS		147,689	581,011	None	None	147,689	581,011	728,700	8,715		08/22/13	300
Lawrence	KS		236,948	965,247	None	None	236,948	965,247	1,202,195	53,089		08/30/12	300
Leavenworth	KS		430,140	665,644	None	None	430,140	665,644	1,095,784	32,173		10/31/12	300
Liberal	KS		394,833	611,006	None	None	394,833	611,006	1,005,839	29,532		10/31/12	300
Lyndon	KS		100,642	822,510	None	None	100,642	822,510	923,152	45,238		08/30/12	300
Neodesha	KS		124,388	867,203	None	None	124,388	867,203	991,591	47,696		08/30/12	300
Newton	KS		110,986	873,540	None	None	110,986	873,540	984,526	48,045		08/30/12	300
Salina	KS		194,508	889,894	None	None	194,508	889,894	1,084,402	48,944		08/30/12	300
Topeka	KS		395,822	612,536	None	None	395,822	612,536	1,008,358	29,606		10/31/12	300
Washington	KS		81,586	828,885	None	None	81,586	828,885	910,471	45,589		08/30/12	300
Wichita	KS		533,216	825,154	None	None	533,216	825,154	1,358,370	39,882		10/31/12	300
Wichita	KS		530,000	901,373	None	None	530,000	901,373	1,431,373	43,566		10/31/12	300
Wichita	KS		625,585	968,095	None	None	625,585	968,095	1,593,680	46,791		10/31/12	300
Wichita	KS		541,521	838,007	None	None	541,521	838,007	1,379,528	40,504		10/31/12	300
Wichita	KS		498,745	771,810	None	None	498,745	771,810	1,270,555	37,304		10/31/12	300
Bronston	KY		297,256	966,082	None	None	297,256	966,082	1,263,338	37,033		01/22/13	300
Dorton	KY		283,556	921,558	None	None	283,556	921,558	1,205,114	35,326		01/22/13	300
Louisville	KY		499,759	928,124	None	None	499,759	928,124	1,427,883	38,672		12/14/12	300
Louisville	KY		265,221	1,043,379	None	None	265,221	1,043,379	1,308,600	15,651		08/22/13	300
Louisville	KY		251,195	988,205	None	None	251,195	988,205	1,239,400	14,823		08/22/13	300
Louisville	KY		353,679	1,391,374	None	None	353,679	1,391,374	1,745,053	11,595		10/11/13	300
Mount Vernon	KY		470,619	874,008	None	None	470,619	874,008	1,344,627	36,417		12/14/12	300
Paducah	KY		200,750	789,750	None	None	200,750	789,750	990,500	11,846		08/22/13	300
Prestonsburg	KY		265,190	1,043,257	None	None	265,190	1,043,257	1,308,447	8,694		10/11/13	300
Providence	KY		199,919	786,481	None	None	199,919	786,481	986,400	11,797		08/22/13	300
Radcliff	KY		280,806	1,104,694	None	None	280,806	1,104,694	1,385,500	16,570		08/22/13	300
Somerset	KY		456,467	847,725	None	None	456,467	847,725	1,304,192	52,276		06/01/12	300
Abbeville	LA		386,990	1,257,716	None	None	386,990	1,257,716	1,644,706	48,212		01/22/13	300
Baton Rouge	LA		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	64,490		06/01/12	300
Baton Rouge	LA		433,213	804,539	None	None	433,213	804,539	1,237,752	33,522		12/14/12	300
Baton Rouge	LA		279,327	1,098,873	None	None	279,327	1,098,873	1,378,200	16,483		08/22/13	300
Baton Rouge	LA		145,998	574,355	None	None	145,998	574,355	720,353	957		12/20/13	300
Blanchard	LA		210,698	828,887	None	None	210,698	828,887	1,039,585	1,381		12/20/13	300
Colfax	LA		148,313	583,465	None	None	148,313	583,465	731,778	8,752		08/21/13	300
Deridder	LA		250,446	985,254	None	None	250,446	985,254	1,235,700	14,779		08/22/13	300
Dixie Inn	LA		318,870	592,187	None	None	318,870	592,187	911,057	24,674		12/14/12	300
Duson	LA		355,640	1,155,831	None	None	355,640	1,155,831	1,511,471	44,307		01/22/13	300
Dutch Town	LA		489,660	909,368	None	None	489,660	909,368	1,399,028	37,890		12/14/12	300
Florien	LA		323,203	1,050,409	None	None	323,203	1,050,409	1,373,612	40,266		01/22/13	300
Hammond	LA		417,284	774,955	None	None	417,284	774,955	1,192,239	47,789		06/01/12	300
Lafayette	LA		402,767	1,308,994	None	None	402,767	1,308,994	1,711,761	50,178		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lafayette	LA		203,291	799,748	None	None	203,291	799,748	1,003,039	1,333		12/20/13	300
Leonville	LA		350,277	1,138,401	None	None	350,277	1,138,401	1,488,678	43,639		01/22/13	300
Logansport	LA		494,202	917,805	None	None	494,202	917,805	1,412,007	38,242		12/14/12	300
Melville	LA		367,000	1,192,748	None	None	367,000	1,192,748	1,559,748	45,722		01/22/13	300
Mermentau	LA		352,771	1,146,506	None	None	352,771	1,146,506	1,499,277	43,949		01/22/13	300
Minden	LA		339,679	630,832	None	None	339,679	630,832	970,511	38,901		06/01/12	300
Natchitoches	LA		250,162	984,138	None	None	250,162	984,138	1,234,300	14,762		08/22/13	300
Opelousas	LA		365,368	1,187,446	None	None	365,368	1,187,446	1,552,814	45,519		01/22/13	300
Port Vincent	LA		398,039	1,293,627	None	None	398,039	1,293,627	1,691,666	49,589		01/22/13	300
Robeline	LA		329,964	1,072,382	None	None	329,964	1,072,382	1,402,346	41,108		01/22/13	300
Saint Bernard	LA		447,884	831,784	None	None	447,884	831,784	1,279,668	51,293		06/01/12	300
Shreveport	LA		605,336	1,124,196	None	None	605,336	1,124,196	1,729,532	69,325		06/01/12	300
Shreveport	LA		719,595	1,336,390	None	None	719,595	1,336,390	2,055,985	55,683		12/14/12	300
West Monroe	LA		362,591	1,178,420	None	None	362,591	1,178,420	1,541,011	45,173		01/22/13	300
West Monroe	LA		262,241	1,031,659	None	None	262,241	1,031,659	1,293,900	15,475		08/22/13	300
Alanson	MI		314,390	1,021,767	None	None	314,390	1,021,767	1,336,157	39,168		01/22/13	300
Bangor	MI		513,772	954,149	None	None	513,772	954,149	1,467,921	58,839		06/01/12	300
Battle Creek	MI		438,869	815,042	None	None	438,869	815,042	1,253,911	50,261		06/01/12	300
Beaverton	MI		242,135	449,678	None	None	242,135	449,678	691,813	27,730		06/01/12	300
Buckley	MI		296,289	962,940	None	None	296,289	962,940	1,259,229	36,913		01/22/13	300
Clinton	MI		326,088	1,059,786	None	None	326,088	1,059,786	1,385,874	40,625		01/22/13	300
Copemish	MI		292,975	952,167	None	None	292,975	952,167	1,245,142	36,500		01/22/13	300
Croswell	MI		387,461	719,571	None	None	387,461	719,571	1,107,032	44,374		06/01/12	300
Dearborn	MI		522,650	970,637	None	None	522,650	970,637	1,493,287	59,856		06/01/12	300
Detroit	MI		667,232	1,239,145	None	None	667,232	1,239,145	1,906,377	76,414		06/01/12	300
Detroit	MI		264,876	860,847	5,054	None	264,876	865,901	1,130,777	33,184		01/22/13	300
Farmington	MI		325,172	1,279,228	None	None	325,172	1,279,228	1,604,400	19,188		08/22/13	300
Flat Rock	MI		264,268	1,039,632	None	None	264,268	1,039,632	1,303,900	15,594		08/22/13	300
Flint	MI		510,751	948,537	None	None	510,751	948,537	1,459,288	58,493		06/01/12	300
Gladwin	MI		265,925	864,258	None	None	265,925	864,258	1,130,183	33,130		01/22/13	300
Grand Rapids	MI		526,567	977,911	None	None	526,567	977,911	1,504,478	40,746		12/14/12	300
Jackson	MI		473,329	879,039	None	None	473,329	879,039	1,352,368	54,207		06/01/12	300
Jackson	MI		592,388	1,100,149	None	None	592,388	1,100,149	1,692,537	45,840		12/14/12	300
Litchfield	MI		314,519	1,022,185	None	None	314,519	1,022,185	1,336,704	39,184		01/22/13	300
Mancelona	MI		294,344	956,617	None	None	294,344	956,617	1,250,961	36,670		01/22/13	300
Marion	MI		354,869	659,042	None	None	354,869	659,042	1,013,911	27,460		12/14/12	300
Mount Morris	MI		604,949	1,123,476	None	None	604,949	1,123,476	1,728,425	46,812		12/14/12	300
New Baltimore	MI		237,040	932,516	None	None	237,040	932,516	1,169,556	20,205		06/25/13	300
North Muskegon	MI		318,001	1,033,502	None	None	318,001	1,033,502	1,351,503	39,618		01/22/13	300
Onaway	MI		510,098	947,326	None	None	510,098	947,326	1,457,424	39,472		12/14/12	300
Pinckney	MI		305,815	993,898	None	None	305,815	993,898	1,299,713	38,099		01/22/13	300
Romulus	MI		578,474	1,074,310	None	None	578,474	1,074,310	1,652,784	66,249		06/01/12	300
Sheridan	MI		307,737	1,000,144	None	None	307,737	1,000,144	1,307,881	38,339		01/22/13	300
Spring Arbor	MI		325,553	1,058,048	None	None	325,553	1,058,048	1,383,601	40,558		01/22/13	300
St John’s	MI		324,325	1,054,055	None	None	324,325	1,054,055	1,378,380	40,405		01/22/13	300
Tekonsha	MI		269,258	875,089	None	None	269,258	875,089	1,144,347	33,545		01/22/13	300
Wellston	MI		270,942	880,562	None	None	270,942	880,562	1,151,504	33,755		01/22/13	300
Yale	MI		248,856	462,160	None	None	248,856	462,160	711,016	28,500		06/01/12	300
Advance	MO		327,985	1,065,951	None	None	327,985	1,065,951	1,393,936	40,861		01/22/13	300
Bonne Terre	MO		254,437	826,921	None	None	254,437	826,921	1,081,358	31,699		01/22/13	300
Cole Camp	MO		296,537	963,746	None	None	296,537	963,746	1,260,283	36,944		01/22/13	300
Jackson	MO		396,040	1,287,131	None	None	396,040	1,287,131	1,683,171	49,340		01/22/13	300
Jackson	MO		201,264	791,776	None	None	201,264	791,776	993,040	9,237		09/13/13	300
Kansas City	MO		443,895	824,377	None	None	443,895	824,377	1,268,272	50,837		06/01/12	300
Kansas City	MO		557,439	1,035,244	None	None	557,439	1,035,244	1,592,683	63,840		06/01/12	300
Kansas City	MO		414,347	641,204	None	None	414,347	641,204	1,055,551	30,992		10/31/12	300
Louisiana	MO		186,741	734,640	None	None	186,741	734,640	921,381	15,917		06/28/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oronogo	MO		327,756	1,065,207	None	None	327,756	1,065,207	1,392,963	40,833		01/22/13	300
Queen City	MO		309,915	1,007,222	None	None	309,915	1,007,222	1,317,137	38,610		01/22/13	300
St Louis	MO		647,256	1,202,046	None	None	647,256	1,202,046	1,849,302	74,126		06/01/12	300
Unionville	MO		324,616	1,055,004	None	None	324,616	1,055,004	1,379,620	40,442		01/22/13	300
Belzoni	MS		222,063	873,597	None	None	222,063	873,597	1,095,660	16,016		07/24/13	300
Brookhaven	MS		198,152	779,533	None	None	198,152	779,533	977,685	9,095		09/30/13	300
Durant	MS		259,403	1,020,492	None	None	259,403	1,020,492	1,279,895	22,111		06/26/13	300
Jackson	MS		465,674	864,824	None	None	465,674	864,824	1,330,498	53,331		06/01/12	300
Jackson	MS		668,518	1,241,534	None	None	668,518	1,241,534	1,910,052	76,561		06/01/12	300
Jackson	MS		219,884	865,026	None	None	219,884	865,026	1,084,910	18,742		06/06/13	300
Jackson	MS		234,313	921,789	None	None	234,313	921,789	1,156,102	19,972		06/26/13	300
Jackson	MS		218,911	861,196	None	None	218,911	861,196	1,080,107	12,918		08/22/13	300
Liberty	MS		432,170	802,601	None	None	432,170	802,601	1,234,771	49,494		06/01/12	300
Lucedale	MS		185,603	730,164	None	None	185,603	730,164	915,767	15,820		06/26/13	300
Moss Point	MS		205,776	809,525	None	None	205,776	809,525	1,015,301	17,540		06/26/13	300
Picayune	MS		203,708	801,388	None	None	203,708	801,388	1,005,096	17,363		06/26/13	300
Southaven	MS		284,495	1,119,205	None	None	284,495	1,119,205	1,403,700	16,788		08/22/13	300
Stonewall	MS		255,520	830,439	1,250	None	255,520	831,689	1,087,209	31,951		01/22/13	300
Tunica	MS		166,859	656,426	None	None	166,859	656,426	823,285	7,658		09/13/13	300
Vicksburg	MS		577,491	1,072,483	None	None	577,491	1,072,483	1,649,974	66,136		06/01/12	300
Bridgeton	NC		193,010	759,304	None	None	193,010	759,304	952,314	1,266		12/20/13	300
Candor	NC		203,498	800,561	None	None	203,498	800,561	1,004,059	9,340		09/06/13	300
Chocowinity	NC		225,493	920,001	None	None	225,493	920,001	1,145,494	26,067		04/04/13	300
Durham	NC		442,367	821,540	None	None	442,367	821,540	1,263,907	34,231		12/14/12	300
Erwin	NC		151,418	595,681	None	None	151,418	595,681	747,099	993		12/20/13	300
Gibonsville	NC		196,942	774,770	None	None	196,942	774,770	971,712	9,039		09/10/13	300
Greensboro	NC		325,349	1,279,926	None	None	325,349	1,279,926	1,605,275	19,199		08/08/13	300
Hudson	NC		222,436	875,064	None	None	222,436	875,064	1,097,500	13,126		08/22/13	300
Kings Mountain	NC		492,867	915,324	None	None	492,867	915,324	1,408,191	38,139		12/14/12	300
Kinston	NC		261,745	1,029,709	None	None	261,745	1,029,709	1,291,454	22,310		06/11/13	300
Lexington	NC		242,683	954,717	None	None	242,683	954,717	1,197,400	14,321		08/22/13	300
Lincolnton	NC		343,797	638,479	None	None	343,797	638,479	982,276	26,603		12/14/12	300
Lumberton	NC		459,702	853,731	None	None	459,702	853,731	1,313,433	35,572		12/14/12	300
Marion	NC		475,680	883,406	None	None	475,680	883,406	1,359,086	36,809		12/14/12	300
Morganton	NC		197,304	776,196	None	None	197,304	776,196	973,500	11,643		08/22/13	300
Rocky Mount	NC		218,842	860,925	None	None	218,842	860,925	1,079,767	10,044		09/19/13	300
Snow Hill	NC		224,094	914,294	None	None	224,094	914,294	1,138,388	25,905		04/04/13	300
Taylorsville	NC		336,401	624,744	None	None	336,401	624,744	961,145	26,031		12/14/12	300
Taylorsville	NC		222,473	875,210	None	None	222,473	875,210	1,097,683	16,046		07/03/13	300
Winterville	NC		250,429	465,082	None	None	250,429	465,082	715,511	28,680		06/01/12	300
Holdrege	NE		256,994	1,011,018	None	None	256,994	1,011,018	1,268,012	5,055		11/15/13	300
Lexington	NE		370,620	688,294	None	None	370,620	688,294	1,058,914	28,679		12/14/12	300
Nebraska City	NE		190,852	354,439	None	None	190,852	354,439	545,291	14,768		12/14/12	300
Norfolk	NE		222,044	873,523	None	None	222,044	873,523	1,095,567	10,191		09/25/13	300
South Sioux City	NE		290,379	539,274	None	None	290,379	539,274	829,653	33,255		06/01/12	300
Valentine	NE		248,487	977,548	None	None	248,487	977,548	1,226,035	4,888		11/15/13	300
Manchester	NH		457,288	849,249	None	None	457,288	849,249	1,306,537	35,385		12/14/12	300
Walpole	NH		477,671	887,103	None	None	477,671	887,103	1,364,774	36,963		12/14/12	300
Malaga	NJ		513,159	953,010	None	None	513,159	953,010	1,466,169	39,709		12/14/12	300
Penns Grove	NJ		416,842	1,639,858	None	None	416,842	1,639,858	2,056,700	24,598		08/22/13	300
Albuquerque	NM		589,570	1,094,917	None	None	589,570	1,094,917	1,684,487	67,520		06/01/12	300
Albuquerque	NM		281,887	523,504	None	None	281,887	523,504	805,391	32,283		06/01/12	300
Bloomfield	NM		458,086	850,732	None	None	458,086	850,732	1,308,818	52,462		06/01/12	300
Chama	NM		392,836	729,552	None	None	392,836	729,552	1,122,388	30,398		12/14/12	300
Clovis	NM		194,637	765,705	None	None	194,637	765,705	960,342	16,590		06/21/13	300
Cuba	NM		543,339	1,009,059	None	None	543,339	1,009,059	1,552,398	62,225		06/01/12	300
Gallup	NM		667,383	1,239,426	None	None	667,383	1,239,426	1,906,809	76,431		06/01/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kirtland	NM		688,532	1,278,703	None	None	688,532	1,278,703	1,967,235	78,853		06/01/12	300
Las Cruces	NM		331,422	615,497	None	None	331,422	615,497	946,919	37,956		06/01/12	300
Los Lunas	NM		505,257	938,335	None	None	505,257	938,335	1,443,592	57,864		06/01/12	300
Tularosa	NM		233,037	432,782	None	None	233,037	432,782	665,819	18,033		12/14/12	300
Mesquite	NV		225,609	418,988	None	None	225,609	418,988	644,597	25,838		06/01/12	300
Mesquite	NV		273,624	1,076,441	None	None	273,624	1,076,441	1,350,065	1,794		12/10/13	300
Sun Valley	NV		364,207	1,432,793	None	None	364,207	1,432,793	1,797,000	21,492		08/22/13	300
Gouverneur	NY		485,614	901,855	None	None	485,614	901,855	1,387,469	37,577		12/14/12	300
Gowanda	NY		503,722	935,484	None	None	503,722	935,484	1,439,206	57,688		06/01/12	300
Malone	NY		141,494	556,637	None	None	141,494	556,637	698,131	928		12/20/13	300
Schenectady	NY		468,077	869,287	None	None	468,077	869,287	1,337,364	36,220		12/14/12	300
Schroon Lake	NY		172,273	677,722	None	None	172,273	677,722	849,995	1,130		12/20/13	300
Andover	OH		469,209	871,388	None	None	469,209	871,388	1,340,597	36,308		12/14/12	300
Blanchester	OH		359,899	668,383	None	None	359,899	668,383	1,028,282	27,849		12/14/12	300
Bradford	OH		204,833	805,813	None	None	204,833	805,813	1,010,646	6,715		10/22/13	300
Bremen	OH		354,866	1,153,316	None	None	354,866	1,153,316	1,508,182	44,210		01/22/13	300
Cardington	OH		364,843	1,185,739	None	None	364,843	1,185,739	1,550,582	45,453		01/22/13	300
Chillicothe	OH		322,923	1,049,499	17,350	None	322,923	1,066,849	1,389,772	40,871		01/22/13	300
Cincinnati	OH		263,944	1,038,356	None	None	263,944	1,038,356	1,302,300	15,575		08/22/13	300
Columbus	OH		574,968	1,067,799	None	None	574,968	1,067,799	1,642,767	65,848		06/01/12	300
Columbus	OH		359,083	666,868	None	None	359,083	666,868	1,025,951	41,124		06/01/12	300
Conneaut	OH		197,370	776,453	None	None	197,370	776,453	973,823	6,470		10/22/13	300
Dayton	OH		315,477	1,025,302	None	None	315,477	1,025,302	1,340,779	39,303		01/22/13	300
East Cleveland	OH		141,508	556,692	None	None	141,508	556,692	698,200	8,350		08/22/13	300
Elyria	OH		251,256	988,444	None	None	251,256	988,444	1,239,700	14,827		08/22/13	300
Fairfield	OH		219,943	865,257	None	None	219,943	865,257	1,085,200	12,979		08/22/13	300
Fayette	OH		316,318	1,028,034	None	None	316,318	1,028,034	1,344,352	39,408		01/22/13	300
Findlay	OH		238,609	938,689	None	None	238,609	938,689	1,177,298	20,338		06/21/13	300
Fostoria	OH		262,910	1,034,290	None	None	262,910	1,034,290	1,297,200	15,514		08/22/13	300
Georgetown	OH		381,051	707,665	None	None	381,051	707,665	1,088,716	29,486		12/14/12	300
Huber Heights	OH		230,867	908,233	None	None	230,867	908,233	1,139,100	13,623		08/22/13	300
Kenton	OH		400,787	744,320	None	None	400,787	744,320	1,145,107	45,900		06/01/12	300
Kingston	OH		373,121	1,212,643	None	None	373,121	1,212,643	1,585,764	46,485		01/22/13	300
Lorain	OH		248,933	979,305	None	None	248,933	979,305	1,228,238	21,218		06/21/13	300
Manchester	OH		371,453	689,842	None	None	371,453	689,842	1,061,295	28,743		12/14/12	300
Marengo	OH		213,500	839,910	None	None	213,500	839,910	1,053,410	9,799		09/26/13	300
Mechanicsburg	OH		350,151	650,280	None	None	350,151	650,280	1,000,431	40,101		06/01/12	300
Nashport	OH		319,015	1,036,799	None	None	319,015	1,036,799	1,355,814	39,744		01/22/13	300
New Miami	OH		212,241	834,959	None	None	212,241	834,959	1,047,200	12,524		08/22/13	300
Oak Harbor	OH		373,483	1,213,820	None	None	373,483	1,213,820	1,587,303	46,530		01/22/13	300
Orwell	OH		293,628	545,309	None	None	293,628	545,309	838,937	33,627		06/01/12	300
Peebles	OH		436,054	809,815	None	None	436,054	809,815	1,245,869	33,742		12/14/12	300
Ripley	OH		359,515	667,671	None	None	359,515	667,671	1,027,186	41,173		06/01/12	300
Rockford	OH		198,302	780,123	None	None	198,302	780,123	978,425	3,901		11/15/13	300
Seville	OH		335,945	1,091,822	None	None	335,945	1,091,822	1,427,767	41,853		01/22/13	300
Springfield	OH		246,216	968,616	None	None	246,216	968,616	1,214,832	20,987		06/21/13	300
Thornport	OH		285,644	928,344	17,943	None	285,644	946,287	1,231,931	35,697		01/22/13	300
Toronto	OH		275,794	1,084,976	None	None	275,794	1,084,976	1,360,770	1,808		12/17/13	300
Warren	OH		505,805	939,353	None	None	505,805	939,353	1,445,158	57,927		06/01/12	300
Withamsville	OH		276,510	1,087,790	None	None	276,510	1,087,790	1,364,300	16,317		08/22/13	300
Ardmore	OK		347,932	646,160	None	None	347,932	646,160	994,092	39,847		06/01/12	300
Claremore	OK		231,355	774,203	None	None	231,355	774,203	1,005,558	42,581		08/30/12	300
Clayton	OK		533,789	826,041	None	None	533,789	826,041	1,359,830	39,925		10/31/12	300
Davis	OK		569,738	881,672	None	None	569,738	881,672	1,451,410	42,614		10/31/12	300
Drumright	OK		169,840	315,418	None	None	169,840	315,418	485,258	13,142		12/14/12	300
Duncan	OK		430,448	799,403	None	None	430,448	799,403	1,229,851	33,308		12/14/12	300
Elgin	OK		230,905	908,381	None	None	230,905	908,381	1,139,286	4,542		11/15/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Eufaula	OK		195,573	769,386	None	None	195,573	769,386	964,959	14,105		07/09/13	300
Grove	OK		424,722	657,258	None	None	424,722	657,258	1,081,980	31,767		10/31/12	300
Haskell	OK		228,333	424,047	None	None	228,333	424,047	652,380	26,150		06/01/12	300
Hollis	OK		61,713	880,041	None	None	61,713	880,041	941,754	48,402		08/30/12	300
Hulbert	OK		395,384	611,858	None	None	395,384	611,858	1,007,242	29,573		10/31/12	300
Kansas	OK		398,387	616,506	None	None	398,387	616,506	1,014,893	29,798		10/31/12	300
Kellyville	OK		422,292	653,499	None	None	422,292	653,499	1,075,791	31,586		10/31/12	300
Konawa	OK		390,916	604,945	None	None	390,916	604,945	995,861	29,239		10/31/12	300
Lawton	OK		445,994	690,178	None	None	445,994	690,178	1,136,172	33,359		10/31/12	300
Oklahoma City	OK		400,000	678,788	None	None	400,000	678,788	1,078,788	32,808		10/31/12	300
Oklahoma City	OK		318,134	590,821	None	None	318,134	590,821	908,955	24,618		12/14/12	300
Shawnee	OK		288,016	534,887	None	None	288,016	534,887	822,903	32,985		06/01/12	300
Shawnee	OK		419,371	648,979	None	None	419,371	648,979	1,068,350	31,367		10/31/12	300
Stratford	OK		392,814	607,881	None	None	392,814	607,881	1,000,695	29,381		10/31/12	300
Tulsa	OK		433,486	670,822	None	None	433,486	670,822	1,104,308	32,423		10/31/12	300
Wilson	OK		89,538	814,202	None	None	89,538	814,202	903,740	44,781		08/30/12	300
Woodward	OK		221,150	802,563	None	None	221,150	802,563	1,023,713	44,141		08/30/12	300
Smithfield	PA		255,705	1,005,946	None	None	255,705	1,005,946	1,261,651	11,736		09/26/13	300
Somerset	PA		301,986	1,188,014	None	None	301,986	1,188,014	1,490,000	17,820		08/22/13	300
Yeadon	PA		324,665	1,277,235	None	None	324,665	1,277,235	1,601,900	19,159		08/22/13	300
Cayce	SC		207,965	818,135	None	None	207,965	818,135	1,026,100	12,272		08/22/13	300
Denmark	SC		220,498	867,442	None	None	220,498	867,442	1,087,940	10,120		09/30/13	300
Florence	SC		190,573	777,528	None	None	190,573	777,528	968,101	22,030		04/23/13	300
Kingstree	SC		198,491	780,866	None	None	198,491	780,866	979,357	9,110		09/18/13	300
Myrtle Beach	SC		268,056	497,817	None	None	268,056	497,817	765,873	20,742		12/14/12	300
N Myrtle Beach	SC		155,168	610,432	None	None	155,168	610,432	765,600	9,156		08/22/13	300
Newberry	SC		383,286	711,817	None	None	383,286	711,817	1,095,103	29,659		12/14/12	300
North Charleston	SC		254,479	1,001,121	None	None	254,479	1,001,121	1,255,600	15,017		08/22/13	300
Timmonsville	SC		209,841	856,141	None	None	209,841	856,141	1,065,982	24,257		04/23/13	300
Union	SC		225,174	885,835	None	None	225,174	885,835	1,111,009	10,335		09/30/13	300
Caryville	TN		218,883	861,087	None	None	218,883	861,087	1,079,970	10,046		09/24/13	300
Church Hill	TN		220,676	868,141	None	None	220,676	868,141	1,088,817	13,022		08/01/13	300
Crossville	TN		224,273	882,294	None	None	224,273	882,294	1,106,567	10,293		09/24/13	300
Grimsley	TN		190,000	832,058	None	None	190,000	832,058	1,022,058	9,707		09/24/13	300
Humboldt	TN		163,042	665,204	None	None	163,042	665,204	828,246	21,065		03/19/13	300
Madisonville	TN		185,976	731,631	None	None	185,976	731,631	917,607	10,974		08/30/13	300
Mascot	TN		428,927	663,766	None	None	428,927	663,766	1,092,693	32,082		10/31/12	300
Memphis	TN		225,548	418,876	None	None	225,548	418,876	644,424	25,831		06/01/12	300
Memphis	TN		493,000	915,572	None	None	493,000	915,572	1,408,572	56,460		06/01/12	300
Memphis	TN		369,950	687,049	None	None	369,950	687,049	1,056,999	42,368		06/01/12	300
Memphis	TN		563,795	1,047,048	None	None	563,795	1,047,048	1,610,843	64,568		06/01/12	300
Memphis	TN		552,777	1,026,586	None	None	552,777	1,026,586	1,579,363	63,306		06/01/12	300
Rogerville	TN		206,436	812,120	None	None	206,436	812,120	1,018,556	12,182		08/14/13	300
Sunbright	TN		355,282	1,154,668	None	None	355,282	1,154,668	1,509,950	44,262		01/22/13	300
Alton	TX		345,945	642,468	None	None	345,945	642,468	988,413	39,619		06/01/12	300
Amarillo	TX		191,492	811,497	None	None	191,492	811,497	1,002,989	44,632		08/30/12	300
Amarillo	TX		260,864	712,639	None	None	260,864	712,639	973,503	39,195		08/30/12	300
Anahuac	TX		531,601	987,259	None	None	531,601	987,259	1,518,860	41,136		12/14/12	300
Arcola	TX		309,969	961,069	None	None	309,969	961,069	1,271,038	52,859		08/30/12	300
Atlanta	TX		427,591	661,699	None	None	427,591	661,699	1,089,290	31,982		10/31/12	300
Austin	TX		590,000	812,479	None	None	590,000	812,479	1,402,479	39,270		10/31/12	300
Austin	TX		258,308	1,016,185	None	None	258,308	1,016,185	1,274,493	8,468		10/24/13	300
Bacliff	TX		557,574	1,035,495	None	None	557,574	1,035,495	1,593,069	63,856		06/01/12	300
Balch Springs	TX		588,809	1,093,502	None	None	588,809	1,093,502	1,682,311	45,563		12/14/12	300
Baytown	TX		486,394	903,304	None	None	486,394	903,304	1,389,698	55,704		06/01/12	300
Baytown	TX		447,005	830,152	None	None	447,005	830,152	1,277,157	51,193		06/01/12	300
Beaumont	TX		526,746	978,243	None	None	526,746	978,243	1,504,989	60,325		06/01/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Beaumont	TX		186,877	1,007,961	None	None	186,877	1,007,961	1,194,838	55,438		08/30/12	300
Beeville	TX		382,613	710,566	None	None	382,613	710,566	1,093,179	43,818		06/01/12	300
Bloomington	TX		330,656	1,074,634	None	None	330,656	1,074,634	1,405,290	41,194		01/22/13	300
Blossom	TX		82,320	825,297	None	None	82,320	825,297	907,617	45,391		08/30/12	300
Brownsville	TX		287,319	533,592	None	None	287,319	533,592	820,911	32,905		06/01/12	300
Canton	TX		165,267	1,358,083	None	None	165,267	1,358,083	1,523,350	74,695		08/30/12	300
Canyon Lake	TX		183,707	1,170,581	None	None	183,707	1,170,581	1,354,288	64,382		08/30/12	300
Cedar Creek	TX		183,296	933,294	None	None	183,296	933,294	1,116,590	51,331		08/30/12	300
Corpus Christi	TX		460,501	855,215	None	None	460,501	855,215	1,315,716	52,738		06/01/12	300
Corpus Christi	TX		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	66,084		06/01/12	300
Corpus Christi	TX		291,106	540,626	None	None	291,106	540,626	831,732	33,339		06/01/12	300
Corpus Christi	TX		408,524	1,327,703	None	None	408,524	1,327,703	1,736,227	50,895		01/22/13	300
Corpus Christi	TX		287,912	1,132,648	None	None	287,912	1,132,648	1,420,560	24,541		06/21/13	300
Corrigan	TX		256,676	834,196	1,514	None	256,676	835,710	1,092,386	32,119		01/22/13	300
Cotulla	TX		919,863	1,708,316	None	None	919,863	1,708,316	2,628,179	71,180		12/14/12	300
Creedmoor	TX		490,979	759,793	None	None	490,979	759,793	1,250,772	36,723		10/31/12	300
Crystal City	TX		549,519	1,020,535	None	None	549,519	1,020,535	1,570,054	42,522		12/14/12	300
Dallas	TX		660,890	1,227,367	None	None	660,890	1,227,367	1,888,257	75,688		06/01/12	300
Dallas	TX		474,480	881,177	None	None	474,480	881,177	1,355,657	54,339		06/01/12	300
Del Rio	TX		507,216	784,918	None	None	507,216	784,918	1,292,134	37,938		10/31/12	300
Desoto	TX		510,567	790,105	None	None	510,567	790,105	1,300,672	38,188		10/31/12	300
Eagle Pass	TX		516,608	959,416	None	None	516,608	959,416	1,476,024	59,164		06/01/12	300
Eagle Pass	TX		433,864	671,406	None	None	433,864	671,406	1,105,270	32,451		10/31/12	300
Elsa	TX		379,998	1,234,994	None	None	379,998	1,234,994	1,614,992	47,341		01/22/13	300
Fort Stockton	TX		465,636	864,752	None	None	465,636	864,752	1,330,388	36,031		12/14/12	300
Fort Worth	TX		547,855	1,019,204	None	None	547,855	1,019,204	1,567,059	56,056		08/30/12	300
Fort Worth	TX		213,683	848,314	None	None	213,683	848,314	1,061,997	46,657		08/30/12	300
Fort Worth	TX		600,746	1,115,672	None	None	600,746	1,115,672	1,716,418	46,486		12/14/12	300
Fort Worth	TX		160,563	631,657	None	None	160,563	631,657	792,220	9,475		08/15/13	300
Freer	TX		269,137	499,827	None	None	269,137	499,827	768,964	20,826		12/14/12	300
Garland	TX		228,333	424,047	None	None	228,333	424,047	652,380	26,150		06/01/12	300
Granite Shoals	TX		371,795	1,208,334	None	None	371,795	1,208,334	1,580,129	46,319		01/22/13	300
Grape Creek	TX		232,999	710,940	None	None	232,999	710,940	943,939	39,102		08/30/12	300
Hardin	TX		143,336	805,614	None	None	143,336	805,614	948,950	44,309		08/30/12	300
Harker Heights	TX		488,753	907,685	None	None	488,753	907,685	1,396,438	55,974		06/01/12	300
Harker Heights	TX		469,370	726,352	None	None	469,370	726,352	1,195,722	35,107		10/31/12	300
Hebbronville	TX		481,250	893,750	None	None	481,250	893,750	1,375,000	37,240		12/14/12	300
Hewitt	TX		493,299	763,382	None	None	493,299	763,382	1,256,681	36,897		10/31/12	300
Houston	TX		279,181	518,479	None	None	279,181	518,479	797,660	31,973		06/01/12	300
Houston	TX		434,980	807,819	None	None	434,980	807,819	1,242,799	49,816		06/01/12	300
Houston	TX		429,081	796,866	None	None	429,081	796,866	1,225,947	49,140		06/01/12	300
Houston	TX		490,377	910,700	None	None	490,377	910,700	1,401,077	56,160		06/01/12	300
Houston	TX		565,402	874,961	None	None	565,402	874,961	1,440,363	42,290		10/31/12	300
Houston	TX		650,000	866,899	None	None	650,000	866,899	1,516,899	41,900		10/31/12	300
Houston	TX		467,805	868,780	None	None	467,805	868,780	1,336,585	36,199		12/14/12	300
Houston	TX		610,149	1,133,135	None	None	610,149	1,133,135	1,743,284	47,214		12/14/12	300
Houston	TX		474,480	881,178	None	None	474,480	881,178	1,355,658	36,716		12/14/12	300
Houston	TX		310,255	1,220,545	None	None	310,255	1,220,545	1,530,800	18,308		08/22/13	300
Houston	TX		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	16,737		08/22/13	300
Jefferson	TX		339,075	1,333,925	None	None	339,075	1,333,925	1,673,000	20,009		08/22/13	300
Katy	TX		554,109	857,486	None	None	554,109	857,486	1,411,595	41,445		10/31/12	300
Katy	TX		268,646	1,056,855	None	None	268,646	1,056,855	1,325,501	8,807		10/11/13	300
Kaufman	TX		488,687	907,561	None	None	488,687	907,561	1,396,248	55,966		06/01/12	300
Kermit	TX		234,478	922,439	None	None	234,478	922,439	1,156,917	19,986		06/21/13	300
Killeen	TX		480,758	892,837	None	None	480,758	892,837	1,373,595	55,058		06/01/12	300
Killeen	TX		471,572	729,760	None	None	471,572	729,760	1,201,332	35,272		10/31/12	300
Lacy Lakeview	TX		429,768	798,141	None	None	429,768	798,141	1,227,909	49,219		06/01/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lake Hills	TX		183,968	795,341	None	None	183,968	795,341	979,309	43,744		08/30/12	300
Lamesa	TX		450,012	835,736	None	None	450,012	835,736	1,285,748	51,537		06/01/12	300
Leonard	TX		277,575	515,496	None	None	277,575	515,496	793,071	31,789		06/01/12	300
Longview	TX		435,985	809,687	None	None	435,985	809,687	1,245,672	33,737		12/14/12	300
Longview	TX		473,119	878,650	None	None	473,119	878,650	1,351,769	36,610		12/14/12	300
Longview	TX		150,012	278,594	None	None	150,012	278,594	428,606	11,608		12/14/12	300
Los Fresnos	TX		533,059	989,968	None	None	533,059	989,968	1,523,027	61,048		06/01/12	300
Lufkin	TX		267,700	497,158	None	None	267,700	497,158	764,858	20,715		12/14/12	300
Marshall	TX		665,113	1,235,211	None	None	665,113	1,235,211	1,900,324	76,171		06/01/12	300
Midland	TX		544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	839,631		02/03/98	300
Midland	TX		194,594	790,843	None	None	194,594	790,843	985,437	43,496		08/30/12	300
Missouri City	TX		562,086	869,831	None	None	562,086	869,831	1,431,917	42,042		10/31/12	300
Monahans	TX		473,723	879,770	None	None	473,723	879,770	1,353,493	36,657		12/14/12	300
Monte Alto	TX		370,770	1,205,004	None	None	370,770	1,205,004	1,575,774	46,192		01/22/13	300
Morton	TX		190,918	751,074	None	None	190,918	751,074	941,992	16,273		06/21/13	300
Mt Enterprise	TX		510,030	947,198	None	None	510,030	947,198	1,457,228	39,467		12/14/12	300
Nacogdoches	TX		585,075	1,086,567	None	None	585,075	1,086,567	1,671,642	45,274		12/14/12	300
New Boston	TX		226,547	420,730	None	None	226,547	420,730	647,277	25,945		06/01/12	300
Odessa	TX		200,900	874,978	None	None	200,900	874,978	1,075,878	48,124		08/30/12	300
Odessa	TX		393,275	795,622	None	None	393,275	795,622	1,188,897	43,759		08/30/12	300
Odessa	TX		299,235	687,360	None	None	299,235	687,360	986,595	37,805		08/30/12	300
Onalaska	TX		455,522	845,970	None	None	455,522	845,970	1,301,492	35,249		12/14/12	300
Orange	TX		359,323	1,413,577	None	None	359,323	1,413,577	1,772,900	21,204		08/22/13	300
Orange	TX		267,166	1,051,034	None	None	267,166	1,051,034	1,318,200	15,766		08/22/13	300
Paris	TX		194,054	844,235	None	None	194,054	844,235	1,038,289	46,433		08/30/12	300
Pasadena	TX		274,400	1,079,491	None	None	274,400	1,079,491	1,353,891	23,389		06/21/13	300
Pearsall	TX		314,465	584,006	None	None	314,465	584,006	898,471	36,014		06/01/12	300
Perryton	TX		534,489	992,623	None	None	534,489	992,623	1,527,112	41,359		12/14/12	300
Pharr	TX		506,911	941,407	None	None	506,911	941,407	1,448,318	58,053		06/01/12	300
Pinehurst	TX		556,823	861,686	None	None	556,823	861,686	1,418,509	41,648		10/31/12	300
Pittsburg	TX		469,724	872,344	None	None	469,724	872,344	1,342,068	53,795		06/01/12	300
Port Acres	TX		268,899	499,384	None	None	268,899	499,384	768,283	30,795		06/01/12	300
Port Arthur	TX		253,535	828,487	None	None	253,535	828,487	1,082,022	45,567		08/30/12	300
Port Isabel	TX		225,609	418,988	None	None	225,609	418,988	644,597	25,838		06/01/12	300
Port Neches	TX		498,469	925,729	None	None	498,469	925,729	1,424,198	38,572		12/14/12	300
Porter	TX		559,462	1,039,001	None	None	559,462	1,039,001	1,598,463	43,292		12/14/12	300
Progreso	TX		200,597	372,537	None	None	200,597	372,537	573,134	15,522		12/14/12	300
Rio Vista	TX		61,254	829,871	None	None	61,254	829,871	891,125	45,643		08/30/12	300
Rosenburg	TX		408,933	759,448	None	None	408,933	759,448	1,168,381	46,833		06/01/12	300
Rusk	TX		446,174	828,610	None	None	446,174	828,610	1,274,784	34,525		12/14/12	300
Saginaw	TX		485,162	901,016	None	None	485,162	901,016	1,386,178	55,563		06/01/12	300
San Angelo	TX		308,573	1,000,504	None	None	308,573	1,000,504	1,309,077	55,028		08/30/12	300
San Antonio	TX		663,903	1,232,962	None	None	663,903	1,232,962	1,896,865	76,033		06/01/12	300
San Antonio	TX		474,828	881,824	None	None	474,828	881,824	1,356,652	54,379		06/01/12	300
San Antonio	TX		357,827	664,536	None	None	357,827	664,536	1,022,363	40,980		06/01/12	300
San Antonio	TX		637,451	1,183,837	None	None	637,451	1,183,837	1,821,288	73,003		06/01/12	300
San Antonio	TX		265,044	818,313	None	None	265,044	818,313	1,083,357	45,007		08/30/12	300
San Antonio	TX		273,109	896,601	None	None	273,109	896,601	1,169,710	49,313		08/30/12	300
San Antonio	TX		408,997	1,329,239	None	None	408,997	1,329,239	1,738,236	50,954		01/22/13	300
San Antonio	TX		325,537	1,280,663	None	None	325,537	1,280,663	1,606,200	19,210		08/22/13	300
San Augustine	TX		468,018	869,176	None	None	468,018	869,176	1,337,194	36,216		12/14/12	300
Sattler	TX		424,566	788,481	None	None	424,566	788,481	1,213,047	48,623		06/01/12	300
Schertz	TX		300,878	558,773	None	None	300,878	558,773	859,651	34,458		06/01/12	300
Seminole	TX		103,470	899,122	None	None	103,470	899,122	1,002,592	49,452		08/30/12	300
Seminole	TX		364,491	1,433,909	None	None	364,491	1,433,909	1,798,400	21,509		08/22/13	300
Sherman	TX		242,135	449,678	None	None	242,135	449,678	691,813	27,730		06/01/12	300
Sullivan City	TX		496,544	922,154	None	None	496,544	922,154	1,418,698	38,423		12/14/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Temple	TX		248,015	805,588	None	None	248,015	805,588	1,053,603	44,307		08/30/12	300
Temple	TX		580,869	1,078,758	None	None	580,869	1,078,758	1,659,627	44,948		12/14/12	300
Texas City	TX		238,472	973,286	None	None	238,472	973,286	1,211,758	53,531		08/30/12	300
Waco	TX		527,779	980,161	None	None	527,779	980,161	1,507,940	60,443		06/01/12	300
Wells	TX		141,780	840,639	None	None	141,780	840,639	982,419	46,235		08/30/12	300
Wichita Falls	TX		297,454	552,415	None	None	297,454	552,415	849,869	34,066		06/01/12	300
Willis	TX		664,432	1,233,946	None	None	664,432	1,233,946	1,898,378	76,093		06/01/12	300
Wills Point	TX		417,304	774,994	None	None	417,304	774,994	1,192,298	32,291		12/14/12	300
Wilmer	TX		489,576	909,212	None	None	489,576	909,212	1,398,788	37,884		12/14/12	300
Winnsboro	TX		446,940	830,031	None	None	446,940	830,031	1,276,971	34,585		12/14/12	300
Winters	TX		50,842	811,377	None	None	50,842	811,377	862,219	44,626		08/30/12	300
Kanab	UT		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	64,490		06/01/12	300
Mt Pleasant	UT		573,530	1,065,126	None	None	573,530	1,065,126	1,638,656	65,683		06/01/12	300
Colonial Heights	VA		337,535	1,327,865	None	None	337,535	1,327,865	1,665,400	19,918		08/22/13	300
Colonial Heights	VA		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	16,737		08/22/13	300
Concord	VA		259,997	906,036	None	None	259,997	906,036	1,166,033	49,832		08/30/12	300
Danville	VA		223,469	879,131	None	None	223,469	879,131	1,102,600	13,187		08/22/13	300
Goshen	VA		80,157	831,602	None	None	80,157	831,602	911,759	45,738		08/30/12	300
Madison Heights	VA		276,413	936,546	None	None	276,413	936,546	1,212,959	51,510		08/30/12	300
Onley	VA		313,433	582,089	None	None	313,433	582,089	895,522	24,254		12/14/12	300
Portsmouth	VA		524,294	973,688	None	None	524,294	973,688	1,497,982	60,044		06/01/12	300
Richmond	VA		709,379	1,317,417	None	None	709,379	1,317,417	2,026,796	81,241		06/01/12	300
Richmond	VA		344,912	1,356,888	None	None	344,912	1,356,888	1,701,800	20,353		08/22/13	300
Roanoke	VA		591,344	1,098,210	None	None	591,344	1,098,210	1,689,554	67,723		06/01/12	300
Roanoke	VA		655,795	1,217,906	None	None	655,795	1,217,906	1,873,701	50,746		12/14/12	300
Roanoke	VA		478,904	889,394	None	None	478,904	889,394	1,368,298	37,058		12/14/12	300
Shawsville	VA		334,624	1,066,596	None	None	334,624	1,066,596	1,401,220	58,663		08/30/12	300
Spotsylvania	VA		300,324	1,181,476	None	None	300,324	1,181,476	1,481,800	17,722		08/22/13	300
Stanleytown	VA		359,846	668,286	None	None	359,846	668,286	1,028,132	27,845		12/14/12	300
Stony Creek	VA		237,764	935,366	None	None	237,764	935,366	1,173,130	20,266		06/21/13	300
Victoria	VA		194,099	914,642	None	None	194,099	914,642	1,108,741	50,305		08/30/12	300
Eagle River	WI		208,955	388,060	None	None	208,955	388,060	597,015	16,169		12/14/12	300
Milwaukee	WI		538,419	999,922	None	None	538,419	999,922	1,538,341	61,662		06/01/12	300
Spooner	WI		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	64,594		06/01/12	300
Huntington	WV		376,119	698,508	None	None	376,119	698,508	1,074,627	29,104		12/14/12	300
Lashmeet	WV		332,222	1,079,721	None	None	332,222	1,079,721	1,411,943	41,389		01/22/13	300
Mt Hope	WV		186,300	732,905	None	None	186,300	732,905	919,205	13,437		07/23/13	300
Princeton	WV		280,344	911,119	8,500	None	280,344	919,619	1,199,963	35,338		01/22/13	300
Shady Spring	WV		204,338	833,689	None	None	204,338	833,689	1,038,027	26,400		03/27/13	300
Cheyenne	WY		521,603	968,690	None	None	521,603	968,690	1,490,293	59,736		06/01/12	300
Cheyenne	WY		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	64,594		06/01/12	300

Drug stores
Auburn	AL	2,258,399	1,696,833	3,901,754	None	None	1,696,833	3,901,754	5,598,587	149,567		01/22/13	300
Chelsea	AL	2,998,800	1,157,579	3,575,632	None	None	1,157,579	3,575,632	4,733,211	137,066		01/22/13	300
Montgomery	AL		1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	525,275		02/09/05	300
Van Buren	AR		1,328,049	3,008,245	None	None	1,328,049	3,008,245	4,336,294	35,096		09/25/13	300
Chandler	AZ	2,043,313	-	3,540,215	None	None	-	3,540,215	3,540,215	135,708		01/22/13	300
Chandler	AZ		1,086,262	2,460,559	None	None	1,086,262	2,460,559	3,546,821	28,707		09/25/13	300
El Mirage	AZ		1,179,770	2,672,369	None	None	1,179,770	2,672,369	3,852,139	31,178		09/25/13	300
Mesa	AZ		1,347,649	3,790,620	None	None	1,347,649	3,790,620	5,138,269	82,130		06/14/13	300
Mesa	AZ		1,545,555	4,347,285	None	None	1,545,555	4,347,285	5,892,840	94,191		06/14/13	300
Phoenix	AZ	1,870,645	-	3,381,632	None	None	-	3,381,632	3,381,632	129,629		01/22/13	300
Phoenix	AZ		1,562,759	4,395,676	None	None	1,562,759	4,395,676	5,958,435	95,240		06/14/13	300
Surprise	AZ		1,358,528	3,821,220	None	None	1,358,528	3,821,220	5,179,748	82,793		06/14/13	300
Tucson	AZ		959,875	2,350,208	None	None	959,875	2,350,208	3,310,083	129,261		08/10/12	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Bakersfield	CA		-	3,501,678	None	None	-	3,501,678	3,501,678	822,894		02/26/08	300
Encinitas	CA		-	3,751,713	None	None	-	3,751,713	3,751,713	881,652		02/26/08	300
Indio	CA		2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	962,682		02/21/08	300
Pico Rivera	CA	2,318,669	-	4,633,063	None	None	-	4,633,063	4,633,063	177,601		01/22/13	300
Sacramento	CA		1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	445,777		10/22/10	300
Tracy	CA		2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	1,107,859		12/20/07	300
Visalia	CA	1,627,658	-	4,333,023	None	None	-	4,333,023	4,333,023	166,099		01/22/13	300
Colorado Springs	CO		1,025,000	1,645,371	36,980	79	1,025,000	1,682,430	2,707,430	590,876		02/09/05	300
Colorado Springs	CO		1,547,023	3,504,257	None	None	1,547,023	3,504,257	5,051,280	52,564		08/29/13	300
Fort Collins	CO		1,100,000	1,385,014	None	79	1,100,000	1,385,093	2,485,093	491,700		02/09/05	300
Littleton	CO		1,498,300	3,393,892	None	None	1,498,300	3,393,892	4,892,192	50,908		08/29/13	300
Casselberry	FL		1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	1,018,015		09/30/98	300
Delray	FL		4,893,115	3,541,070	None	None	4,893,115	3,541,070	8,434,185	135,741		01/22/13	300
Deltona	FL		849,162	2,388,495	None	None	849,162	2,388,495	3,237,657	51,751		06/04/13	300
Gainesville	FL	3,140,250	1,935,853	3,620,924	None	None	1,935,853	3,620,924	5,556,777	138,802		01/22/13	300
Jacksonville	FL	2,318,669	1,605,187	3,691,020	None	None	1,605,187	3,691,020	5,296,207	141,489		01/22/13	300
Milton	FL		500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	227,703		10/22/10	300
Orlando	FL		1,315,198	2,979,136	None	None	1,315,198	2,979,136	4,294,334	4,965		12/10/13	300
Rockledge	FL		1,626,972	4,576,292	None	None	1,626,972	4,576,292	6,203,264	99,153		06/07/13	300
St. Augustine	FL		1,442,096	4,056,278	None	None	1,442,096	4,056,278	5,498,374	87,886		06/11/13	300
Acworth	GA		1,534,095	3,527,548	None	None	1,534,095	3,527,548	5,061,643	135,223		01/22/13	300
Adel	GA		500,000	1,056,116	48,524	None	500,000	1,104,640	1,604,640	368,009		04/29/05	300
Blackshear	GA		430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	350,206		04/29/05	300
Bowdon	GA		410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	352,025		04/29/05	300
Cairo	GA		330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	401,359		04/29/05	300
Columbus	GA		1,740,000	5,024,581	None	None	1,740,000	5,024,581	6,764,581	108,866		06/14/13	300
Decatur	GA	1,999,200	1,546,047	3,555,032	28,765	None	1,546,047	3,583,797	5,129,844	137,104		01/22/13	300
East Ellijay	GA	2,021,805	1,317,709	3,029,984	None	None	1,317,709	3,029,984	4,347,693	116,149		01/22/13	300
Lawrenceville	GA		1,109,742	3,121,445	None	None	1,109,742	3,121,445	4,231,187	67,631		06/28/13	300
Lithia Springs	GA		1,543,512	3,549,202	None	None	1,543,512	3,549,202	5,092,714	136,053		01/22/13	300
Quitman	GA		730,000	856,586	None	None	730,000	856,586	1,586,586	304,079		02/09/05	300
Rome	GA	1,591,633	-	3,389,465	None	None	-	3,389,465	3,389,465	129,929		01/22/13	300
Rome	GA		1,293,890	3,639,408	None	None	1,293,890	3,639,408	4,933,298	78,854		06/12/13	300
Smyrna	GA	2,505,678	1,234,384	3,610,300	None	None	1,234,384	3,610,300	4,844,684	138,395		01/22/13	300
Ottumwa	IA	2,860,134	1,687,561	3,880,433	None	None	1,687,561	3,880,433	5,567,994	148,750		01/22/13	300
Blackfoot	ID		560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	685,917		02/09/05	300
Burley	ID		700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	714,089		02/09/05	300
Chubbuck	ID		890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	449,841		02/09/05	300
Chicago	IL		1,589,068	2,841,507	90,118	None	1,589,068	2,931,625	4,520,693	175,607		06/29/12	300
Chicago	IL	5,073,893	1,462,870	3,735,267	None	None	1,462,870	3,735,267	5,198,137	143,185		01/22/13	300
Chicago	IL		1,744,950	3,952,594	None	None	1,744,950	3,952,594	5,697,544	46,114		09/03/13	300
Chicago	IL		1,771,532	4,012,807	None	None	1,771,532	4,012,807	5,784,339	20,064		11/12/13	300
Chicago Heights	IL		1,272,921	3,580,429	None	None	1,272,921	3,580,429	4,853,350	77,576		06/04/13	300
Darien	IL		1,198,099	3,369,971	None	None	1,198,099	3,369,971	4,568,070	84,249		05/31/13	300
Deerfield	IL		4,092,687	11,511,770	None	None	4,092,687	11,511,770	15,604,457	123,340		08/27/13	420
Deerfield	IL		4,261,874	11,987,653	None	None	4,261,874	11,987,653	16,249,527	128,439		08/27/13	420
Deerfield	IL		4,082,432	11,482,923	None	None	4,082,432	11,482,923	15,565,355	123,031		08/27/13	420
Deerfield	IL		4,089,453	11,502,673	None	None	4,089,453	11,502,673	15,592,126	123,243		08/27/13	420
Deerfield	IL		2,586,157	7,274,253	None	None	2,586,157	7,274,253	9,860,410	77,938		08/27/13	420
Deerfield	IL		3,180,926	8,947,200	None	None	3,180,926	8,947,200	12,128,126	95,863		08/27/13	420
Joliet	IL	1,803,200	1,463,785	3,365,876	None	None	1,463,785	3,365,876	4,829,661	129,025		01/22/13	300
Maryville	IL		780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	261,795		03/16/11	300
Moline	IL	2,518,277	1,104,813	3,748,707	None	None	1,104,813	3,748,707	4,853,520	143,700		01/22/13	300
Oak Forest	IL		1,562,490	4,394,918	None	None	1,562,490	4,394,918	5,957,408	95,223		06/06/13	300
Springfield	IL		1,343,188	3,778,072	None	None	1,343,188	3,778,072	5,121,260	81,858		06/07/13	300
Springfield	IL		1,227,859	3,453,680	None	None	1,227,859	3,453,680	4,681,539	74,830		06/11/13	300
Troy	IL		768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	222,368		03/16/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Anderson	IN		937,591	2,123,795	None	None	937,591	2,123,795	3,061,386	24,778		09/11/13	300
Chesterton	IN	3,140,250	616,498	4,930,886	None	None	616,498	4,930,886	5,547,384	189,017		01/22/13	300
Elkhart	IN		1,772,161	4,074,966	None	None	1,772,161	4,074,966	5,847,127	156,207		01/22/13	300
Hammond	IN		667,821	2,656,839	None	None	667,821	2,656,839	3,324,660	181,551		04/12/12	300
Indianapolis	IN		1,630,000	5,235,915	None	None	1,630,000	5,235,915	6,865,915	113,445		06/04/13	300
Indianapolis	IN		1,123,685	3,160,662	None	None	1,123,685	3,160,662	4,284,347	68,481		06/28/13	300
Kokomo	IN		978,592	2,216,668	None	None	978,592	2,216,668	3,195,260	25,861		09/11/13	300
Marion	IN		1,247,236	3,508,184	None	None	1,247,236	3,508,184	4,755,420	76,011		06/27/13	300
Monticello	IN		694,032	1,952,148	None	None	694,032	1,952,148	2,646,180	42,297		06/07/13	300
Princeton	IN	3,013,640	2,033,742	4,676,454	None	None	2,033,742	4,676,454	6,710,196	179,264		01/22/13	300
Salem	IN		-	2,351,296	None	None	-	2,351,296	2,351,296	693,632		08/16/06	300
South Bend	IN		1,665,544	4,684,786	None	None	1,665,544	4,684,786	6,350,330	101,504		06/04/13	300
Merriam	KS		1,441,117	4,053,526	None	None	1,441,117	4,053,526	5,494,643	87,826		06/04/13	300
Louisville	KY	3,675,450	2,386,891	4,017,753	None	None	2,386,891	4,017,753	6,404,644	154,014		01/22/13	300
Louisville	KY	3,061,730	1,785,691	4,106,077	None	None	1,785,691	4,106,077	5,891,768	157,400		01/22/13	300
Louisville	KY	3,265,540	1,565,241	3,947,885	None	None	1,565,241	3,947,885	5,513,126	151,336		01/22/13	300
Mayfield	KY	2,995,320	1,782,381	4,098,467	None	None	1,782,381	4,098,467	5,880,848	157,108		01/22/13	300
Radcliff	KY	3,256,380	1,305,607	3,960,699	None	None	1,305,607	3,960,699	5,266,306	151,827		01/22/13	300
Amite	LA	2,689,843	1,633,328	3,755,728	None	None	1,633,328	3,755,728	5,389,056	143,970		01/22/13	300
Morgan City	LA		1,378,894	3,170,675	None	None	1,378,894	3,170,675	4,549,569	121,543		01/22/13	300
Elkton	MD		1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	764,347		02/21/08	300
Laurel	MD		-	2,400,696	None	None	-	2,400,696	2,400,696	708,205		08/16/06	300
Biddeford	ME	1,914,262	-	3,587,125	None	None	-	3,587,125	3,587,125	137,506		01/22/13	300
Brewer	ME		2,030,000	4,935,503	None	None	2,030,000	4,935,503	6,965,503	106,936		06/06/13	300
Farmington	ME		1,310,995	3,687,522	None	None	1,310,995	3,687,522	4,998,517	79,896		06/12/13	300
Lisbon	ME		1,403,949	3,948,979	None	None	1,403,949	3,948,979	5,352,928	85,561		06/13/13	300
Machias	ME		1,250,032	3,516,047	None	None	1,250,032	3,516,047	4,766,079	76,181		06/05/13	300
Portland	ME		2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	943,080		12/20/07	300
Charlotte	MI	2,882,100	466,474	3,640,666	None	None	466,474	3,640,666	4,107,140	139,559		01/22/13	300
Gladwin	MI		1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	596,173		02/21/08	300
Macomb	MI		1,084,185	3,049,559	None	None	1,084,185	3,049,559	4,133,744	66,074		06/25/13	300
Metamora	MI		859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	676,009		08/16/06	300
Mount Pleasant	MI	2,692,300	879,419	3,713,692	None	None	879,419	3,713,692	4,593,111	142,358		01/22/13	300
Northville	MI	2,425,972	982,099	3,849,614	None	None	982,099	3,849,614	4,831,713	147,569		01/22/13	300
Rockwood	MI		972,962	2,736,715	None	None	972,962	2,736,715	3,709,677	59,296		06/25/13	300
Troy	MI		3,184,828	-	None	None	3,184,828	-	3,184,828	-		06/27/13	300
Washington Twnshp	MI		1,028,277	2,892,301	None	None	1,028,277	2,892,301	3,920,578	62,667		06/25/13	300
Brooklyn Park	MN	1,419,565	-	4,106,753	None	None	-	4,106,753	4,106,753	157,426		01/22/13	300
Cloquet	MN		1,220,000	5,151,588	None	None	1,220,000	5,151,588	6,371,588	111,618		06/07/13	300
Grand Rapids	MN	3,482,700	499,111	4,072,537	None	None	499,111	4,072,537	4,571,648	156,114		01/22/13	300
Dellwood	MO		766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	272,274		03/16/11	300
Farmington	MO		1,580,000	5,184,052	None	None	1,580,000	5,184,052	6,764,052	112,321		06/27/13	300
Harrisonville	MO	2,016,234	1,473,335	3,387,834	None	None	1,473,335	3,387,834	4,861,169	129,867		01/22/13	300
Saint Joseph	MO		1,293,855	3,639,311	None	None	1,293,855	3,639,311	4,933,166	78,852		06/07/13	300
St. Louis	MO		744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	256,843		03/16/11	300
St. Louis	MO		1,117,749	3,143,966	None	None	1,117,749	3,143,966	4,261,715	68,119		06/14/13	300
St. Louis	MO		2,190,000	5,109,166	None	None	2,190,000	5,109,166	7,299,166	110,699		06/27/13	300
Wildwood	MO		681,200	2,649,759	None	None	681,200	2,649,759	3,330,959	295,890		03/16/11	300
Byram	MS		1,243,088	3,425,993	None	None	1,243,088	3,425,993	4,669,081	131,330		01/22/13	300
Forest	MS		-	2,991,069	None	None	-	2,991,069	2,991,069	114,658		01/22/13	300
Asheville	NC	1,004,402	-	3,118,366	None	None	-	3,118,366	3,118,366	119,537		01/22/13	300
Charlotte	NC		923,616	2,092,139	None	None	923,616	2,092,139	3,015,755	24,408		09/27/13	300
Creedmoor	NC	1,814,610	1,280,821	2,945,163	None	None	1,280,821	2,945,163	4,225,984	112,898		01/22/13	300
High Point	NC		1,573,851	4,426,874	None	None	1,573,851	4,426,874	6,000,725	95,916		06/11/13	300
Holly Springs	NC	2,021,805	1,451,019	3,336,520	None	None	1,451,019	3,336,520	4,787,539	127,900		01/22/13	300
Roanoke Rapids	NC		1,103,934	2,538,422	None	None	1,103,934	2,538,422	3,642,356	97,306		01/22/13	300
Walkertown	NC	1,957,279	1,351,535	3,107,765	None	None	1,351,535	3,107,765	4,459,300	119,131		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Plaistow	NH		940,000	4,421,512	None	None	940,000	4,421,512	5,361,512	95,799		06/14/13	300
Carson City	NV		800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	983,679		02/09/05	300
Reno	NV		1,100,000	2,602,911	None	175	1,100,000	2,603,086	3,703,086	924,083		02/09/05	300
Reno	NV		850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	818,851		02/09/05	300
Reno	NV	1,612,987	-	3,951,105	None	None	-	3,951,105	3,951,105	151,459		01/22/13	300
Sparks	NV		1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	806,378		02/09/05	300
Sun Valley	NV		550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	950,816		02/09/05	300
Angola	NY		1,644,457	3,781,320	None	None	1,644,457	3,781,320	5,425,777	144,951		01/22/13	300
Auburn	NY	3,434,614	1,319,171	4,557,735	None	None	1,319,171	4,557,735	5,876,906	174,713		01/22/13	300
Brooklyn	NY		-	3,169,829	None	None	-	3,169,829	3,169,829	121,510		01/22/13	300
Brooklyn	NY		6,286,888	3,091,053	None	None	6,286,888	3,091,053	9,377,941	118,490		01/22/13	300
Cohoes	NY		993,687	2,284,916	None	None	993,687	2,284,916	3,278,603	87,588		01/22/13	300
Flushing	NY		-	2,844,843	None	None	-	2,844,843	2,844,843	109,052		01/22/13	300
Greece	NY		1,530,625	4,305,290	None	None	1,530,625	4,305,290	5,835,915	93,281		06/12/13	300
LeRoy	NY	2,821,085	664,571	4,160,651	None	None	664,571	4,160,651	4,825,222	159,492		01/22/13	300
Orchard Park	NY	3,305,840	715,690	4,719,148	None	None	715,690	4,719,148	5,434,838	180,901		01/22/13	300
Patchogue	NY		1,717,702	5,188,982	None	None	1,717,702	5,188,982	6,906,684	198,911		01/22/13	300
Penn Yan	NY		843,439	3,784,664	None	None	843,439	3,784,664	4,628,103	145,079		01/22/13	300
Plattsburgh	NY	3,674,864	2,122,505	4,610,552	None	None	2,122,505	4,610,552	6,733,057	176,738		01/22/13	300
Queens	NY		-	3,265,890	None	None	-	3,265,890	3,265,890	125,192		01/22/13	300
Ridgewood	NY		6,872,644	3,221,483	None	None	6,872,644	3,221,483	10,094,127	123,490		01/22/13	300
Rochester	NY		519,775	3,589,694	None	None	519,775	3,589,694	4,109,469	137,605		01/22/13	300
Rochester	NY	3,355,812	495,551	3,585,587	None	None	495,551	3,585,587	4,081,138	137,448		01/22/13	300
Rochester	NY	1,775,928	-	4,562,079	None	None	-	4,562,079	4,562,079	174,880		01/22/13	300
St. Albans	NY		6,550,000	4,455,729	None	None	6,550,000	4,455,729	11,005,729	96,541		06/26/13	300
Stony Point	NY	3,089,020	2,340,671	4,770,714	None	None	2,340,671	4,770,714	7,111,385	182,877		01/22/13	300
Syracuse	NY	3,672,942	1,474,646	4,898,244	None	None	1,474,646	4,898,244	6,372,890	187,766		01/22/13	300
Wilton	NY	2,283,223	1,763,372	4,054,756	None	None	1,763,372	4,054,756	5,818,128	155,432		01/22/13	300
Cadiz	OH	1,225,038	904,795	2,080,515	None	None	904,795	2,080,515	2,985,310	79,753		01/22/13	300
Carrollton	OH	1,709,738	1,001,306	2,302,436	None	None	1,001,306	2,302,436	3,303,742	88,260		01/22/13	300
Columbus	OH		1,153,997	3,245,924	None	None	1,153,997	3,245,924	4,399,921	70,328		06/13/13	300
Cortland	OH		1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	485,130		02/09/05	300
East Liverpool	OH	1,611,026	958,357	2,203,679	None	None	958,357	2,203,679	3,162,036	84,474		01/22/13	300
Lisbon	OH	1,076,970	706,599	1,624,777	None	None	706,599	1,624,777	2,331,376	62,283		01/22/13	300
Madison	OH		580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	443,333		04/29/05	300
Mansfield	OH	3,120,466	1,653,932	3,803,106	None	None	1,653,932	3,803,106	5,457,038	145,786		01/22/13	300
Marysville	OH	1,901,200	1,654,400	3,804,182	None	None	1,654,400	3,804,182	5,458,582	145,827		01/22/13	300
Mayfield Heights	OH		-	2,703,730	None	None	-	2,703,730	2,703,730	635,376		02/21/08	300
Reynoldsburg	OH		1,286,721	3,619,244	None	None	1,286,721	3,619,244	4,905,965	78,417		06/07/13	300
Upper Arlington	OH	2,704,800	3,010,646	5,513,043	None	None	3,010,646	5,513,043	8,523,689	211,333		01/22/13	300
Warren	OH		960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	470,751		02/09/05	300
Warren	OH		800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	440,725		02/09/05	300
Willowick	OH		530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	432,383		04/29/05	300
Tulsa	OK		813,500	5,659	1,500	None	813,500	7,159	820,659	216	10/31/13	05/03/13	300
Beaver	PA		1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	725,763		12/20/07	300
Carlisle	PA	2,971,476	1,687,948	3,881,323	None	None	1,687,948	3,881,323	5,569,271	148,784		01/22/13	300
Delmont	PA		720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	448,354		02/09/05	300
Emmaus	PA		1,568,237	4,411,084	None	None	1,568,237	4,411,084	5,979,321	95,573		06/20/13	300
Export	PA		710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	591,742		02/09/05	300
Girard	PA		-	1,352,590	524,696	None	-	1,877,286	1,877,286	1,008,608		02/09/05	183
Johnstown	PA		250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	920,661		02/09/05	300
Johnstown	PA		600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	713,632		02/09/05	300
Oakdale	PA		1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	883,525		08/16/06	300
Philadelphia	PA		-	3,803,732	None	None	-	3,803,732	3,803,732	893,875		02/26/08	300
Phoenixville	PA		3,510,000	5,123,285	None	None	3,510,000	5,123,285	8,633,285	111,005		06/05/13	300
Pittsburgh	PA	4,061,102	2,784,426	5,002,215	None	None	2,784,426	5,002,215	7,786,641	191,752		01/22/13	300
Reading	PA		1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	776,673		02/21/08	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Saint Marys	PA		1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	746,847		12/20/07	300
Slippery Rock	PA		-	1,295,495	588,702	None	-	1,884,197	1,884,197	1,008,096		02/09/05	183
Uniontown	PA		1,617,507	4,549,669	None	None	1,617,507	4,549,669	6,167,176	98,576		06/11/13	300
West Norriton	PA		-	3,603,611	None	None	-	3,603,611	3,603,611	846,847		02/21/08	300
Wexford	PA		2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	612,428		02/21/08	300
Yeadon	PA		-	3,253,285	None	None	-	3,253,285	3,253,285	786,210		12/20/07	300
Woonsocket	RI		1,297,497	2,939,041	None	None	1,297,497	2,939,041	4,236,538	44,086		08/01/13	300
Columbia	SC	1,716,013	1,430,093	3,288,404	None	None	1,430,093	3,288,404	4,718,497	126,055		01/22/13	300
Conway	SC	1,800,840	-	3,451,662	None	None	-	3,451,662	3,451,662	132,314		01/22/13	300
Franklin	TN		754,510	2,122,261	None	None	754,510	2,122,261	2,876,771	45,982		06/06/13	300
Austin	TX	2,293,200	1,623,904	3,734,059	None	None	1,623,904	3,734,059	5,357,963	143,139		01/22/13	300
Coppell	TX	3,115,651	1,076,551	3,097,830	None	None	1,076,551	3,097,830	4,174,381	118,750		01/22/13	300
Houston	TX		1,268,978	3,569,338	None	None	1,268,978	3,569,338	4,838,316	77,336		06/11/13	300
Lubbock	TX		973,713	2,738,827	None	None	973,713	2,738,827	3,712,540	59,341		06/05/13	300
Sealy	TX		1,514,567	3,482,644	None	None	1,514,567	3,482,644	4,997,211	133,501		01/22/13	300
Fredericksburg	VA		-	2,901,815	None	None	-	2,901,815	2,901,815	681,925		02/21/08	300
King George	VA	2,942,157	1,772,216	4,075,092	None	None	1,772,216	4,075,092	5,847,308	156,212		01/22/13	300
Martinsville	VA	3,600,673	560,565	3,290,085	None	None	560,565	3,290,085	3,850,650	126,120		01/22/13	300
South Burlington	VT		2,049,745	4,643,003	None	None	2,049,745	4,643,003	6,692,748	85,122		07/19/13	300
Graham	WA		1,396,502	3,928,032	None	None	1,396,502	3,928,032	5,324,534	85,107		06/04/13	300
Lynnwood	WA		1,410,480	3,967,350	None	None	1,410,480	3,967,350	5,377,830	85,959		06/28/13	300
Puyallup	WA		1,723,865	3,904,832	None	None	1,723,865	3,904,832	5,628,697	6,508		12/11/13	300
Monona	WI		1,181,148	2,675,492	None	None	1,181,148	2,675,492	3,856,640	4,459		12/17/13	300
Buckhannon	WV		1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	749,458		02/21/08	300
Huntington	WV	3,631,940	1,085,818	3,802,536	None	None	1,085,818	3,802,536	4,888,354	145,764		01/22/13	300

Education
Peoria	AZ		281,750	625,779	69,854	126	281,750	695,759	977,509	660,731		03/30/88	300
Corona	CA		144,856	671,584	None	26,846	144,856	698,430	843,286	682,978		12/19/84	300
Santee	CA		248,418	551,748	37,230	29,831	248,418	618,809	867,227	558,502		07/23/87	300
Coconut Creek	FL		310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	715,404	08/02/99	12/01/98	300
Las Vegas	NV		1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	2,113,986		03/04/98	300
Beaverton	OR		135,148	626,647	None	26,992	135,148	653,639	788,787	637,594		12/17/86	300
Arlington	TX		195,650	387,355	7,779	2,816	195,650	397,950	593,600	356,717		02/07/91	300
Austin	TX		238,000	528,604	90,133	24,911	238,000	643,648	881,648	577,141		04/06/89	300
Mesquite	TX		1,049,287	1,949,085	211,064	64,012	1,049,287	2,224,161	3,273,448	1,067,119		03/28/02	300
Missouri City	TX		221,025	437,593	248,454	128	221,025	686,175	907,200	439,957		12/13/90	300
Southlake	TX		228,279	511,750	None	25,453	228,279	537,203	765,482	457,492		03/10/93	300
Sugar Land	TX		1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	1,900,797		06/28/06	300
Chantilly	VA		688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,808,669	05/07/99	09/30/98	300
Kingstowne	VA		300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	645,641	08/22/00	11/08/99	300

Electric utilities
Fairfield	CA		1,450,000	9,207,989	2,000	None	1,450,000	9,209,989	10,659,989	98,724		08/30/13	420

Entertainment
Riverside	CA		7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	57		07/05/02	300
Vista	CA		2,300,000	22	None	None	2,300,000	22	2,300,022	12		03/31/99	300
Dania Beach	FL		8,272,080	1,713	None	36	8,272,080	1,749	8,273,829	1,025		03/31/99	300
Marietta	GA		1,500,000	768	None	None	1,500,000	768	1,500,768	370		06/29/01	300
Norcross	GA		1,600,000	768	None	None	1,600,000	768	1,600,768	370		06/29/01	300
Greensboro	NC		4,000,000	463	None	None	4,000,000	463	4,000,463	204		07/05/02	300
Omaha	NE		1,956,296	3,949,402	208,052	140,173	1,956,296	4,297,627	6,253,923	2,676,030		04/04/97	300
Brookhaven	NY		1,500,000	745	None	None	1,500,000	745	1,500,745	431		07/23/99	300
Riverhead	NY		6,200,000	744	None	None	6,200,000	744	6,200,744	430		07/23/99	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Equipment services
Lake Worth	FL		679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	528,174		07/03/03	300
Cameron	MO	17,268,560	940,000	18,280,024	61,921	None	940,000	18,341,945	19,281,945	283,667		06/25/13	420
Sanford	NC	8,206,648	226,784	15,056,005	None	None	226,784	15,056,005	15,282,789	777,894		09/25/12	300
Elko	NV		1,401,115	10,342,501	17,091	None	1,401,115	10,359,592	11,760,707	1,156,230		03/15/11	300
Lewisville	TX		1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	785,372		07/03/03	300

Financial services
Phoenix	AZ		245,137	456,324	None	None	245,137	456,324	701,461	107,236		02/01/08	300
Canon City	CO		66,500	147,699	None	None	66,500	147,699	214,199	147,699		11/12/87	300
Colorado Springs	CO		313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,259		03/10/87	300
Clearwater	FL		476,179	725,023	10,154	224	476,179	735,401	1,211,580	440,958		12/31/98	300
Fort Myers	FL	2,306,520	1,025,624	2,407,011	None	None	1,025,624	2,407,011	3,432,635	92,269		01/22/13	300
Orlando	FL		532,556	940,177	None	None	532,556	940,177	1,472,733	280,454	06/09/06	12/15/05	300
Palm Coast	FL		713,370	2,421,133	None	None	713,370	2,421,133	3,134,503	92,810		01/22/13	300
Pompano Beach	FL		1,563,202	2,354,641	None	None	1,563,202	2,354,641	3,917,843	90,261		01/22/13	300
Hinesville	GA		172,611	383,376	48,425	18,118	172,611	449,919	622,530	406,567		12/22/87	300
Coeur D’Alene	ID		165,900	368,468	None	None	165,900	368,468	534,368	368,468		09/21/87	300
Carpentersville	IL	1,391,600	1,752,080	-	None	None	1,752,080	-	1,752,080	-		01/22/13	300
Montgomery	IL	1,195,600	1,636,238	-	None	None	1,636,238	-	1,636,238	-		01/22/13	300
Northlake	IL	1,705,200	1,461,799	-	None	None	1,461,799	-	1,461,799	-		01/22/13	300
Oak Lawn	IL		2,052,944	2,383,995	None	None	2,052,944	2,383,995	4,436,939	91,386		01/22/13	300
Schaumberg	IL	1,607,200	3,252,143	-	None	None	3,252,143	-	3,252,143	-		01/22/13	300
Stickney	IL		743,660	1,363,377	None	None	743,660	1,363,377	2,107,037	52,263		01/22/13	300
Brockton	MA		229,846	741,196	None	None	229,846	741,196	971,042	28,413		01/22/13	300
Centerville	MA		378,555	1,220,743	None	None	378,555	1,220,743	1,599,298	46,795		01/22/13	300
Chatham	MA		513,702	1,656,556	None	None	513,702	1,656,556	2,170,258	63,501		01/22/13	300
Duxbury	MA		411,113	1,325,735	None	None	411,113	1,325,735	1,736,848	50,820		01/22/13	300
Hanover	MA		434,396	1,400,817	None	None	434,396	1,400,817	1,835,213	53,698		01/22/13	300
Hull	MA		242,499	781,996	None	None	242,499	781,996	1,024,495	29,977		01/22/13	300
Hyannis	MA		830,700	2,678,796	None	None	830,700	2,678,796	3,509,496	102,687		01/22/13	300
Middleborough	MA		1,225,841	3,953,025	None	None	1,225,841	3,953,025	5,178,866	151,533		01/22/13	300
Middleborough	MA		625,848	724,941	None	None	625,848	724,941	1,350,789	27,789		01/22/13	300
Orleans	MA		496,997	1,602,690	None	None	496,997	1,602,690	2,099,687	61,436		01/22/13	300
Pembroke	MA		520,463	1,678,359	None	None	520,463	1,678,359	2,198,822	64,337		01/22/13	300
Plymouth	MA		555,446	7,109,710	None	None	555,446	7,109,710	7,665,156	272,539		01/22/13	300
Quincy	MA		289,121	539,719	50,595	15,595	289,121	605,909	895,030	145,915		08/30/07	300
Randolph	MA		530,316	1,710,132	None	None	530,316	1,710,132	2,240,448	65,555		01/22/13	300
Rockland	MA		1,341,048	6,112,682	None	None	1,341,048	6,112,682	7,453,730	234,319		01/22/13	300
S. Yarmouth	MA		477,020	1,538,269	None	None	477,020	1,538,269	2,015,289	58,967		01/22/13	300
Scituate	MA		403,299	1,300,535	None	None	403,299	1,300,535	1,703,834	49,854		01/22/13	300
West Dennis	MA		1,065,353	898,827	None	None	1,065,353	898,827	1,964,180	34,455		01/22/13	300
Blue Springs	MO		222,569	494,333	None	None	222,569	494,333	716,902	483,855		07/31/89	300
Bloomfield	NJ		392,983	1,267,269	None	None	392,983	1,267,269	1,660,252	48,579		01/22/13	300
Cedar Grove	NJ		409,890	1,321,792	None	None	409,890	1,321,792	1,731,682	50,669		01/22/13	300
Clementon	NJ		424,795	1,369,857	None	None	424,795	1,369,857	1,794,652	52,511		01/22/13	300
Dayton	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	46,570		01/22/13	300
Deptford	NJ		308,425	994,592	None	None	308,425	994,592	1,303,017	38,126		01/22/13	300
Dunellen	NJ		319,003	1,028,702	None	None	319,003	1,028,702	1,347,705	39,434		01/22/13	300
East Brunswick	NJ		445,430	1,436,398	None	None	445,430	1,436,398	1,881,828	55,062		01/22/13	300
Fairfield	NJ		612,188	1,974,149	None	None	612,188	1,974,149	2,586,337	75,676		01/22/13	300
Fanwood	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	46,570		01/22/13	300
Garfield	NJ		372,910	1,202,541	None	None	372,910	1,202,541	1,575,451	46,097		01/22/13	300
Haddonfield	NJ		312,763	1,008,581	None	None	312,763	1,008,581	1,321,344	38,662		01/22/13	300
Kearny	NJ		278,653	898,584	None	None	278,653	898,584	1,177,237	34,446		01/22/13	300
Mahwah	NJ		253,447	817,302	None	None	253,447	817,302	1,070,749	31,330		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Martinsville	NJ		447,368	1,442,647	None	None	447,368	1,442,647	1,890,015	55,301		01/22/13	300
Millstone	NJ		270,310	871,681	None	None	270,310	871,681	1,141,991	33,414		01/22/13	300
Mountain Lakes	NJ		531,890	887,417	None	None	531,890	887,417	1,419,307	34,018		01/22/13	300
Northvale	NJ		259,002	835,217	None	None	259,002	835,217	1,094,219	32,017		01/22/13	300
Orange	NJ		450,522	1,452,819	None	None	450,522	1,452,819	1,903,341	55,691		01/22/13	300
Parlin	NJ		345,431	1,113,926	None	None	345,431	1,113,926	1,459,357	42,701		01/22/13	300
Paterson	NJ		122,722	395,747	None	None	122,722	395,747	518,469	15,170		01/22/13	300
Paterson	NJ		469,318	639,560	None	None	469,318	639,560	1,108,878	24,516		01/22/13	300
Pompton Plains	NJ		226,298	729,755	None	None	226,298	729,755	956,053	27,974		01/22/13	300
Raritan	NJ		370,127	1,193,564	None	None	370,127	1,193,564	1,563,691	45,753		01/22/13	300
Somerville	NJ		376,597	1,214,429	None	None	376,597	1,214,429	1,591,026	46,553		01/22/13	300
Tenafly	NJ		463,499	1,494,667	None	None	463,499	1,494,667	1,958,166	57,296		01/22/13	300
Trenton	NJ		459,146	1,480,629	None	None	459,146	1,480,629	1,939,775	56,757		01/22/13	300
Vineland	NJ		236,628	763,064	None	None	236,628	763,064	999,692	29,251		01/22/13	300
West Orange	NJ		174,486	562,673	None	None	174,486	562,673	737,159	21,569		01/22/13	300
West Orange	NJ		259,916	838,164	None	None	259,916	838,164	1,098,080	32,130		01/22/13	300
West Paterson	NJ		206,695	666,539	None	None	206,695	666,539	873,234	25,551		01/22/13	300
Westwood	NJ		205,094	661,375	None	None	205,094	661,375	866,469	25,353		01/22/13	300
Albuquerque	NM		80,500	178,794	8,003	299	80,500	187,096	267,596	183,795		10/29/87	300
Santa Fe	NM		70,000	155,473	None	295	70,000	155,768	225,768	155,768		10/29/87	300
Stony Point	NY	1,404,100	950,455	2,963,243	None	None	950,455	2,963,243	3,913,698	113,591		01/22/13	300
Columbus	OH		214,737	85,425	25,900	5,335	214,737	116,660	331,397	44,439		09/17/04	300
Dublin	OH		2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	1,903,258		03/31/11	300
Groveport	OH		277,198	445,497	16,381	None	277,198	461,878	739,076	325,627		12/21/95	300
Milford	OH		353,324	269,997	(36,723)	98	314,484	272,212	586,696	176,413		09/18/97	300
West Chester	OH		618,270	1,055,888	None	None	618,270	1,055,888	1,674,158	40,476		01/22/13	300
Blairsville	PA		297,140	958,202	None	None	297,140	958,202	1,255,342	36,731		01/22/13	300
Clarks Summit	PA		165,407	533,394	None	None	165,407	533,394	698,801	20,447		01/22/13	300
Dillsburg	PA		157,114	506,653	None	None	157,114	506,653	663,767	19,422		01/22/13	300
Harleysville	PA		1,486,141	16,590,526	None	None	1,486,141	16,590,526	18,076,667	635,970		01/22/13	300
Lansdale	PA		658,040	2,122,012	None	None	658,040	2,122,012	2,780,052	81,344		01/22/13	300
Lansdale	PA		582,679	1,878,990	None	None	582,679	1,878,990	2,461,669	72,028		01/22/13	300
Lansford	PA		724,643	2,336,788	None	None	724,643	2,336,788	3,061,431	89,577		01/22/13	300
Lehighton	PA		353,743	1,140,729	None	None	353,743	1,140,729	1,494,472	43,728		01/22/13	300
Limerick	PA		1,198,208	1,141,397	None	None	1,198,208	1,141,397	2,339,605	43,754		01/22/13	300
Media	PA		93,870	302,705	None	None	93,870	302,705	396,575	11,604		01/22/13	300
Media	PA		312,084	1,006,391	None	None	312,084	1,006,391	1,318,475	38,578		01/22/13	300
Palmerton	PA		1,152,944	3,717,949	None	None	1,152,944	3,717,949	4,870,893	142,521		01/22/13	300
Philadelphia	PA		680,814	938,913	None	None	680,814	938,913	1,619,727	35,992		01/22/13	300
Philadelphia	PA		287,110	925,857	None	None	287,110	925,857	1,212,967	35,491		01/22/13	300
Philadelphia	PA		300,032	967,528	None	None	300,032	967,528	1,267,560	37,089		01/22/13	300
Philadelphia	PA		200,022	645,020	None	None	200,022	645,020	845,042	24,726		01/22/13	300
Philadelphia	PA		130,580	421,086	None	None	130,580	421,086	551,666	16,142		01/22/13	300
Philadelphia	PA		270,560	872,488	None	None	270,560	872,488	1,143,048	33,445		01/22/13	300
Pittsburgh	PA		203,808	657,230	None	None	203,808	657,230	861,038	25,194		01/22/13	300
Sellersville	PA		436,843	1,408,706	None	None	436,843	1,408,706	1,845,549	54,000		01/22/13	300
Skippack	PA		484,437	1,562,185	None	None	484,437	1,562,185	2,046,622	59,884		01/22/13	300
Slatington	PA		467,608	1,507,917	None	None	467,608	1,507,917	1,975,525	57,803		01/22/13	300
Slatington	PA		1,331,882	4,294,979	None	None	1,331,882	4,294,979	5,626,861	164,641		01/22/13	300
Somerset	PA		369,856	1,192,691	None	None	369,856	1,192,691	1,562,547	45,720		01/22/13	300
Springhouse	PA		1,374,943	4,862,810	None	None	1,374,943	4,862,810	6,237,753	186,408		01/22/13	300
Summit Hill	PA		94,816	2,266,101	None	None	94,816	2,266,101	2,360,917	86,867		01/22/13	300
Swarthmore	PA		165,423	533,447	None	None	165,423	533,447	698,870	20,449		01/22/13	300
Tannersville	PA		277,284	894,170	None	None	277,284	894,170	1,171,454	34,277		01/22/13	300
Walnutport	PA		1,068,012	1,437,132	None	None	1,068,012	1,437,132	2,505,144	55,090		01/22/13	300
Warren	PA		253,725	818,198	None	None	253,725	818,198	1,071,923	31,364		01/22/13	300
Wyomissing	PA		553,724	1,785,618	None	None	553,724	1,785,618	2,339,342	68,449		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mount Pleasant	SC	13,800,000	10,803,051	25,511,279	None	None	10,803,051	25,511,279	36,314,330	698,523		01/22/13	420
Lubbock	TX		49,000	108,831	42,051	6,264	49,000	157,146	206,146	123,370		10/29/87	300
Pasadena	TX		385,199	716,468	None	None	385,199	716,468	1,101,667	168,370		02/01/08	300
Madison	WI		154,375	287,794	None	None	154,375	287,794	442,169	67,632		02/01/08	300
Milwaukee	WI		265,985	495,071	None	None	265,985	495,071	761,056	116,342		02/01/08	300

Food processing
Cedar Rapids	IA	29,307,500	1,784,980	36,815,951	None	None	1,784,980	36,815,951	38,600,931	1,902,157		09/26/12	300
St. Louis	MO		3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	3,218,049		07/13/11	300
Weldon Springs	MO		3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	1,497,988		04/01/11	300
Omaha	NE		2,022,114	24,664,964	None	None	2,022,114	24,664,964	26,687,078	675,350		01/22/13	420
York	NE		460,000	7,432,181	None	None	460,000	7,432,181	7,892,181	8,848		12/13/13	420
Oklahoma City	OK		201,507	1,828,803	None	None	201,507	1,828,803	2,030,310	50,074		01/22/13	420
Memphis	TN	6,780,143	1,568,476	13,510,652	41,581	None	1,568,476	13,552,233	15,120,709	356,988		12/20/12	420
Weslaco	TX		207,384	1,882,135	None	None	207,384	1,882,135	2,089,519	51,535		01/22/13	420

General merchandise
Demopolis	AL	1,300,640	658,601	2,140,452	14,135	None	658,601	2,154,587	2,813,188	82,475		01/22/13	300
Batesville	AR		360,000	1,839,677	None	None	360,000	1,839,677	2,199,677	45,992		05/23/13	300
Blytheville	AR	5,809,800	772,319	15,370,177	None	None	772,319	15,370,177	16,142,496	589,190		01/22/13	300
Sonora	CA	2,894,760	1,199,554	3,898,549	None	None	1,199,554	3,898,549	5,098,103	149,444		01/22/13	300
Canon City	CO		339,045	630,531	None	None	339,045	630,531	969,576	179,701		11/02/06	300
Monte Vista	CO		47,652	582,159	None	None	47,652	582,159	629,811	350,279		12/23/98	300
Pawcatuck	CT		1,090,816	3,545,153	13,565	None	1,090,816	3,558,718	4,649,534	136,887		01/22/13	300
Orange Park	FL		478,314	618,348	163,348	27,981	478,314	809,677	1,287,991	433,272		12/31/98	300
Madison	GA		597,637	1,942,320	20,582	None	597,637	1,962,902	2,560,539	75,615		01/22/13	300
Clarinda	IA		439,267	816,010	None	None	439,267	816,010	1,255,277	248,883		05/25/06	300
Garnett	KS		59,690	518,121	None	None	59,690	518,121	577,811	311,750		12/23/98	300
Hillsboro	KS		335,292	622,914	None	None	335,292	622,914	958,206	189,989		05/25/06	300
Phillipsburg	KS		423,725	787,146	None	None	423,725	787,146	1,210,871	240,080		05/25/06	300
Maysville	KY		1,030,000	1,440,622	None	None	1,030,000	1,440,622	2,470,622	36,016		05/28/13	300
Mansura	LA	1,439,640	557,316	1,811,276	11,163	None	557,316	1,822,439	2,379,755	70,246		01/22/13	300
Kalamazoo	MI		-	2,547,854	14,000	None	-	2,561,854	2,561,854	98,287		01/22/13	300
Caledonia	MN		89,723	559,300	None	None	89,723	559,300	649,023	336,529		12/23/98	300
Long Prarie	MN		88,892	553,997	None	None	88,892	553,997	642,889	333,336		12/23/98	300
Paynesvile	MN		49,483	525,406	None	None	49,483	525,406	574,889	316,134		12/23/98	300
Spring Valley	MN		69,785	579,238	None	None	69,785	579,238	649,023	348,525		12/23/98	300
Warroad	MN		70,000	580,000	None	None	70,000	580,000	650,000	348,967		12/23/98	300
Independence	MO		210,643	467,844	None	127	210,643	467,971	678,614	457,936		07/31/89	300
Kansas City	MO		210,070	466,571	None	146	210,070	466,717	676,787	466,717		05/13/88	300
Kansas City	MO		168,350	373,910	None	146	168,350	374,056	542,406	374,056		05/26/88	300
Willow Springs	MO		416,494	773,718	None	None	416,494	773,718	1,190,212	235,984		05/25/06	300
Corinth	MS		386,655	1,768,764	None	None	386,655	1,768,764	2,155,419	2,948		12/04/13	300
Ridgeland	MS		281,867	769,890	None	36	281,867	769,926	1,051,793	509,337		06/27/97	300
Mayville	ND		59,333	565,562	None	None	59,333	565,562	624,895	340,311		12/23/98	300
Ainsworth	NE		362,675	673,768	None	None	362,675	673,768	1,036,443	205,499		05/25/06	300
Imperial	NE		388,599	721,914	None	None	388,599	721,914	1,110,513	217,777		06/28/06	300
Bloomfield	NM		59,559	616,252	None	None	59,559	616,252	675,811	370,792		12/23/98	300
Milwaukie	OR		180,250	400,336	49,088	23,925	180,250	473,349	653,599	448,524		08/06/87	300
Dubois	PA	1,407,900	682,202	2,217,155	10,440	None	682,202	2,227,595	2,909,797	85,382		01/22/13	300
Ebensburg	PA		581,699	16,421,564	None	None	581,699	16,421,564	17,003,263	629,493		01/22/13	300
Elizabethville	PA	1,309,100	691,197	2,246,390	5,000	None	691,197	2,251,390	2,942,587	86,580		01/22/13	300
Mansfield	PA	1,309,100	759,190	2,467,367	3,651	None	759,190	2,471,018	3,230,208	94,774		01/22/13	300
Florence	SC		712,114	2,314,371	13,000	None	712,114	2,327,371	3,039,485	89,843		01/22/13	300
Memphis	TN		197,708	507,647	17,670	23,118	197,708	548,435	746,143	335,321		09/30/98	300
Amarillo	TX		140,000	419,734	None	173	140,000	419,907	559,907	419,907		09/12/88	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Coleman	TX		243,060	451,661	None	None	243,060	451,661	694,721	137,757		05/25/06	300
Colorado City	TX		92,535	505,276	None	None	92,535	505,276	597,811	304,021		12/23/98	300
Devine	TX		212,408	394,735	None	None	212,408	394,735	607,143	120,394		05/25/06	300
New Boston	TX	1,271,080	564,285	1,833,926	25,360	None	564,285	1,859,286	2,423,571	72,025		01/22/13	300
Orange	TX		491,781	2,249,668	None	None	491,781	2,249,668	2,741,449	3,749	In-progress	12/20/13	300
Presidio	TX		407,657	757,362	None	None	407,657	757,362	1,165,019	230,995		05/25/06	300
Winnsboro	TX		79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	370,421	10/19/06	09/07/06	300
Yoakum	TX		390,147	724,821	None	None	390,147	724,821	1,114,968	221,071		05/25/06	300
Puyallup	WA		173,250	384,795	None	22,814	173,250	407,609	580,859	399,054		09/15/87	300
Redmond	WA		196,000	435,317	42,356	29,173	196,000	506,846	702,846	461,766		09/17/87	300
Tacoma	WA		189,000	419,777	None	19,146	189,000	438,923	627,923	431,902		08/25/87	300
Green Bay	WI		1,510,000	5,852,883	None	None	1,510,000	5,852,883	7,362,883	126,812		06/25/13	300
Sussex	WI		650,000	7,106,415	None	None	650,000	7,106,415	7,756,415	153,972		06/25/13	300
Lewisburg	WV	1,407,900	772,945	2,512,071	2,500	None	772,945	2,514,571	3,287,516	96,306		01/22/13	300

Government services
Sierra Vista	AZ		368,655	9,028,151	224,791	None	368,655	9,252,942	9,621,597	251,473		01/22/13	420
El Centro	CA		520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	375,246		09/17/09	300
Redding	CA		675,805	20,005,327	24,493	None	675,805	20,029,820	20,705,625	549,551		01/22/13	420
Colorado Springs	CO		672,578	9,520,731	326,700	None	672,578	9,847,431	10,520,009	262,333		01/22/13	420
New Port Richey	FL		779,626	9,386,180	35,102	None	779,626	9,421,282	10,200,908	258,985		01/22/13	420
Sioux City	IA		77,340	4,538,558	13,775	None	77,340	4,552,333	4,629,673	124,892		01/22/13	420
Caldwell	ID		666,412	2,891,593	7,400	None	666,412	2,898,993	3,565,405	79,560		01/22/13	420
Minneapolis	MN		1,045,866	8,587,804	None	None	1,045,866	8,587,804	9,633,670	235,142		01/22/13	420
Malone	NY		823,630	9,270,887	None	None	823,630	9,270,887	10,094,517	253,846		01/22/13	420
Knoxville	TN		760,745	8,994,542	4,930	None	760,745	8,999,472	9,760,217	246,330		01/22/13	420
Brownsville	TX		320,661	6,564,200	None	None	320,661	6,564,200	6,884,861	179,734		01/22/13	420
Dallas	TX		399,222	9,540,572	1,000	None	399,222	9,541,572	9,940,794	261,303		01/22/13	420
Eagle Pass	TX		146,259	1,880,444	18,733	None	146,259	1,899,177	2,045,436	52,035		01/22/13	420
Eagle Pass	TX		68,097	708,427	None	None	68,097	708,427	776,524	19,397		01/22/13	420
Paris	TX		274,223	5,385,490	None	None	274,223	5,385,490	5,659,713	147,460		01/22/13	420
Parkersburg	WV		494,436	12,703,842	13,426	None	494,436	12,717,268	13,211,704	348,769		01/22/13	420

Grocery stores
Mesa	AZ		807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	122,433		12/21/11	300
Phoenix	AZ		664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	100,827		12/21/11	300
Phoenix	AZ		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	82,823		12/21/11	300
Yuma	AZ		783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	118,832		12/21/11	300
Buena Park	CA		2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	324,088		12/21/11	300
Burbank	CA		2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	332,730		12/21/11	300
Carson	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	144,039		12/21/11	300
Chula Vista	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	158,443		12/21/11	300
Cloverdale	CA		1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	1,150,740		09/30/03	300
El Centro	CA		394,903	733,392	None	None	394,903	733,392	1,128,295	59,894		12/21/11	300
Fortuna	CA		1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	909,910		09/30/03	300
Glendale	CA		3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	496,071		12/21/11	300
Hanford	CA		1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	187,251		12/21/11	300
Inglewood	CA		1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	252,069		12/21/11	300
Los Angeles	CA		712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	108,029		12/21/11	300
Los Angeles	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	216,059		12/21/11	300
Los Angeles	CA		1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	239,105		12/21/11	300
Los Angeles	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	248,468		12/21/11	300
Los Angeles	CA		1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	302,482		12/21/11	300
Los Angeles	CA		3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	471,852		12/21/11	300
Monrovia	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	172,847		12/21/11	300
North Hollywood	CA		4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	612,167		12/21/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oakland	CA		2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	360,098		12/21/11	300
Pacoima	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	144,039		12/21/11	300
Pasadena	CA		2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	320,487		12/21/11	300
Redlands	CA		1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	180,049		12/21/11	300
Redondo Beach	CA		1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	198,178		12/21/11	300
Redwood City	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	248,468		12/21/11	300
Riverside	CA		1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	162,044		12/21/11	300
Sacramento	CA		759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	115,231		12/21/11	300
Sacramento	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	172,847		12/21/11	300
Salinas	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	158,443		12/21/11	300
San Diego	CA		1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	247,722		12/21/11	300
Stockton	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	216,059		12/21/11	300
Thousand Oaks	CA		2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	306,083		12/21/11	300
Boulder	CO		426,675	1,199,508	None	91,534	426,675	1,291,042	1,717,717	1,143,400		01/05/84	300
Brandon	FL		2,570,000	676,996	None	154	2,570,000	677,150	3,247,150	86,959		10/22/10	300
Tampa	FL		2,610,000	5,769,576	34,918	None	2,610,000	5,804,494	8,414,494	746,341		10/22/10	300
Warsaw	IN		2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	1,289,641		02/09/07	300
Lawrence	KS	3,315,335	706,512	5,338,974	140	None	706,512	5,339,114	6,045,626	204,674		01/22/13	300
Wichita	KS		1,672,828	7,617,013	1,539	None	1,672,828	7,618,552	9,291,380	292,127		01/22/13	300
Portland	ME		-	6,357,617	None	None	-	6,357,617	6,357,617	243,709		01/22/13	300
Reno	NV		456,000	562,344	19,733	30,746	456,000	612,823	1,068,823	603,398		05/26/88	300
Reno	NV		721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	109,407		12/21/11	300
Canandaigua	NY		757,160	13,354,409	None	None	757,160	13,354,409	14,111,569	511,919		01/22/13	300
Nanuet	NY	10,800,000	3,149,527	20,960,357	None	None	3,149,527	20,960,357	24,109,884	803,480		01/22/13	300
Bartlesville	OK		1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	202,253		10/22/10	300
Norman	OK		1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	244,191		10/22/10	300
Norman	OK		3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	317,668		10/22/10	300
Stillwater	OK		2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	317,535		10/22/10	300
Tulsa	OK		1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	26,179		10/22/10	300
Tulsa	OK		2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	96,713		10/22/10	300
Tulsa	OK		1,850,000	1,785,277	None	None	1,850,000	1,785,277	3,635,277	229,111		10/22/10	300
Tulsa	OK		1,700,000	978,092	None	None	1,700,000	978,092	2,678,092	125,522		10/22/10	300
Tulsa	OK		2,900,000	1,197,386	None	None	2,900,000	1,197,386	4,097,386	153,664		10/22/10	300
Tulsa	OK		3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	447,600		10/22/10	300
Central Point	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	642,327		09/30/03	300
Pendleton	OR		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	82,823		12/21/11	300
Phoenix	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	642,327		09/30/03	300
Rapid City	SD		2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	188,066		10/22/10	300
Colchester	VT	11,212,943	983,640	13,718,577	None	None	983,640	13,718,577	14,702,217	525,879		01/22/13	300
Richland	WA		1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	266,472		12/21/11	300
Sheboygan	WI		1,513,216	4,427,968	(2,174,738)	172	1,513,217	2,253,402	3,766,619	2,468,284	06/03/99	08/24/98	300

Health and fitness
Paradise Valley	AZ		2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,623,888	06/06/02	06/26/01	300
Phoenix	AZ		2,100,000	6,556,549	None	None	2,100,000	6,556,549	8,656,549	351,834	03/20/12	06/29/11	300
Antioch	CA		5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	915,030		09/21/11	300
Bakersfield	CA		2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	430,727		09/21/11	300
Bakersfield	CA		3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	555,135		09/21/11	300
Carmichael	CA		812,570	3,467,558	None	None	812,570	3,467,558	4,280,128	52,013		08/30/13	300
Carmichael	CA		755,676	3,224,770	None	None	755,676	3,224,770	3,980,446	48,372		08/30/13	300
Ceres	CA		2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	365,288		09/21/11	300
Chula Vista	CA		4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	1,190,394		03/30/10	300
Diamond Bar	CA		3,038,879	5,494,141	None	882	3,038,879	5,495,023	8,533,902	2,564,580	03/21/00	09/29/98	300
Elk Grove	CA		2,570,000	10,206,994	None	None	2,570,000	10,206,994	12,776,994	119,082		09/27/13	300
Fairfield	CA		836,500	2,053,500	None	None	836,500	2,053,500	2,890,000	75,086		10/03/12	300
Folsom	CA		1,290,000	13,537,029	None	None	1,290,000	13,537,029	14,827,029	203,055		08/30/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Los Banos	CA		1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	234,646		09/21/11	300
McClellan	CA		396,459	1,691,850	None	None	396,459	1,691,850	2,088,309	25,378		08/30/13	300
Merced	CA		910,000	2,282,000	None	None	910,000	2,282,000	3,192,000	81,683		10/03/12	300
Norco	CA		1,247,243	4,907,430	None	130	1,247,243	4,907,560	6,154,803	2,192,608	12/13/00	06/29/99	300
Rancho Cordova	CA		1,040,000	6,791,316	None	None	1,040,000	6,791,316	7,831,316	101,870		08/30/13	300
Rocklin	CA		1,165,243	4,972,558	None	None	1,165,243	4,972,558	6,137,801	74,588		08/30/13	300
Roseville	CA		1,970,000	7,743,081	None	None	1,970,000	7,743,081	9,713,081	90,336		09/27/13	300
Sacramento	CA		449,230	1,917,043	None	None	449,230	1,917,043	2,366,273	28,756		08/30/13	300
Sacramento	CA		2,400,000	14,079,539	None	None	2,400,000	14,079,539	16,479,539	164,261		09/30/13	300
Shingle Springs	CA		1,575,000	3,293,000	None	None	1,575,000	3,293,000	4,868,000	141,375		10/03/12	300
Stockton	CA		2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	395,028		09/21/11	300
Stockton	CA		1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	272,800		09/21/11	300
Stockton	CA		509,091	945,454	None	None	509,091	945,454	1,454,545	48,848		09/28/12	300
Tracy	CA		556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	94,807		09/21/11	300
Tracy	CA		3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	549,682		09/21/11	300
Vacaville	CA		1,575,000	3,675,000	None	None	1,575,000	3,675,000	5,250,000	141,375		10/03/12	300
Vallejo	CA		756,000	3,404,000	None	None	756,000	3,404,000	4,160,000	67,860		10/03/12	300
Casselberry	FL		1,979,598	8,256,394	40,863	167,804	1,979,598	8,465,061	10,444,659	4,377,053	12/30/03	05/31/95	300
Hialeah	FL		2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	1,062,336		03/26/07	300
Miami	FL		3,115,101	5,670,715	None	106	3,115,101	5,670,821	8,785,922	2,496,933	05/19/00	06/07/99	300
Oakland Park	FL		2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	1,003,251	07/06/01	03/27/01	300
Orlando	FL		2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,524,376	08/07/03	11/26/02	300
Pembroke Pines	FL		1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	2,297,565	12/11/00	10/01/99	300
Stuart	FL		1,150,000	8,258,878	None	None	1,150,000	8,258,878	9,408,878	178,942		06/28/13	300
Sunrise	FL		2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	462,242		10/22/10	300
Alsip	IL		2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	883,967		12/30/09	300
Bolinbrook	IL		3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	1,980,965	10/26/07	01/24/07	300
Glendale Heights	IL		1,963,770	10,037,408	None	None	1,963,770	10,037,408	12,001,178	612,819	In-progress	03/26/07	300
Lansing	IL		460,000	6,656,488	None	None	460,000	6,656,488	7,116,488	11,094		12/11/13	300
Waukegan	IL		2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	889,291		12/30/09	300
Carmel	IN		3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	1,035,125		03/29/10	300
Indianapolis	IN		3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	1,857,584	03/20/07	08/03/06	300
Southport	IN		2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	1,777,834	12/20/07	06/08/07	300
Florence	KY		2,560,000	8,523,096	None	None	2,560,000	8,523,096	11,083,096	383,539		11/30/12	300
Louisville	KY	9,982,583	1,480,000	13,081,657	None	None	1,480,000	13,081,657	14,561,657	457,858		02/01/13	300
Woburn	MA		3,930,000	6,125,110	None	None	3,930,000	6,125,110	10,055,110	153,128		05/22/13	300
Nottingham	MD		3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	1,541,770		03/26/07	300
Roseville	MN		3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	2,084,710	06/05/08	04/18/07	300
East Brunswick	NJ		1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	845,325		02/16/07	300
Yonkers	NY		1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	751,400		03/26/07	300
Beachwood	OH		1,504,354	2,794,305	35,236	151	1,504,354	2,829,692	4,334,046	769,372		02/16/07	300
Columbus	OH		-	6,891,202	None	None	-	6,891,202	6,891,202	247,554		11/30/12	300
Columbus	OH	7,658,983	-	11,662,219	None	None	-	11,662,219	11,662,219	408,178		02/01/13	300
Columbus	OH		-	7,517,501	None	None	-	7,517,501	7,517,501	162,879		06/28/13	300
Hilliard	OH	8,525,100	1,010,000	10,307,569	None	None	1,010,000	10,307,569	11,317,569	360,765		02/01/13	300
Powell	OH		1,110,000	8,659,894	None	None	1,110,000	8,659,894	9,769,894	389,695		11/30/12	300
West Chester	OH	6,780,480	1,670,000	7,738,611	None	None	1,670,000	7,738,611	9,408,611	270,851		02/22/13	300
Philadelphia	PA		2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	1,151,899		02/16/07	300
PIttsburgh	PA		4,420,799	5,543,009	None	None	4,420,799	5,543,009	9,963,808	451,579	09/01/11	01/12/11	300
Cypress	TX		1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	1,718,450	05/15/06	09/14/05	300
Dallas	TX		5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	1,915,487	08/04/06	11/09/05	300
Fort Worth	TX		1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	2,864,748	06/02/00	06/30/99	300
Keller	TX		1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	1,860,448	09/08/05	12/16/04	300
McKinney	TX		1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	1,902,091	12/07/05	04/20/05	300
Plano	TX		3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	1,857,735	12/06/05	04/22/05	300
San Antonio	TX		1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	370,077		07/29/09	300
San Antonio	TX		1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	443,973		07/29/09	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kent	WA		4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	1,226,848		12/21/09	300

Health care
Enterprise	AL		697,210	2,265,932	None	None	697,210	2,265,932	2,963,142	86,861		01/22/13	300
Hot Springs	AR	889,200	210,979	2,003,689	None	None	210,979	2,003,689	2,214,668	54,863		01/22/13	420
Hot Springs	AR	988,000	235,299	2,234,659	None	None	235,299	2,234,659	2,469,958	61,187		01/22/13	420
Hot Springs	AR	2,494,700	904,597	5,821,180	None	None	904,597	5,821,180	6,725,777	159,389		01/22/13	420
Apple Valley	CA	2,856,939	486,371	10,271,320	None	None	486,371	10,271,320	10,757,691	281,156		01/22/13	420
Shasta Lake	CA	2,975,929	390,906	9,754,092	None	None	390,906	9,754,092	10,144,998	267,076		01/22/13	420
Augusta	GA		526,247	1,710,304	None	None	526,247	1,710,304	2,236,551	65,562		01/22/13	300
Brunswick	GA		290,369	788,880	36,532	31,150	290,369	856,562	1,146,931	522,329		12/31/97	300
Valdosta	GA		432,035	1,404,115	None	None	432,035	1,404,115	1,836,150	53,824		01/22/13	300
Valdosta	GA		413,489	1,343,840	None	None	413,489	1,343,840	1,757,329	51,514		01/22/13	300
Blackfoot	ID		494,854	1,608,277	None	None	494,854	1,608,277	2,103,131	61,651		01/22/13	300
New Castle	IN		564,055	1,833,180	None	None	564,055	1,833,180	2,397,235	70,272		01/22/13	300
Kansas City	KS		521,988	1,696,460	None	None	521,988	1,696,460	2,218,448	65,031		01/22/13	300
Shreveport	LA	974,965	423,234	1,375,511	None	None	423,234	1,375,511	1,798,745	52,728		01/22/13	300
Billerica	MA		398,292	740,107	21,044	15,024	398,292	776,175	1,174,467	186,236		11/14/07	300
Kansas City	MO		467,883	1,770,703	None	None	467,883	1,770,703	2,238,586	2,951		12/20/13	300
St. Louis	MO	17,208,774	2,852,903	38,464,698	4,467	None	2,852,903	38,469,165	41,322,068	1,053,619		01/22/13	420
St. Louis	MO	11,501,226	4,278,685	19,900,592	None	None	4,278,685	19,900,592	24,179,277	544,897		01/22/13	420
Wilmington	NC	3,704,640	811,533	5,498,659	None	None	811,533	5,498,659	6,310,192	210,782		01/22/13	300
Lincoln	NE	1,738,920	707,636	2,299,818	None	None	707,636	2,299,818	3,007,454	88,160		01/22/13	300
Lakewood	NY		144,859	526,301	96,813	197	144,859	623,311	768,170	387,852		11/26/96	300
Mt. Vernon	OH		726,626	1,351,151	None	22,995	726,626	1,374,146	2,100,772	387,190		11/01/06	300
Okmulgee	OK	679,865	397,605	1,292,216	None	None	397,605	1,292,216	1,689,821	49,535		01/22/13	300
Sellersville	PA		763,355	2,480,903	None	None	763,355	2,480,903	3,244,258	95,101		01/22/13	300
Abbeville	SC	814,930	446,204	1,450,164	None	None	446,204	1,450,164	1,896,368	55,590		01/22/13	300
North Augusta	SC		498,284	1,619,423	None	None	498,284	1,619,423	2,117,707	62,078		01/22/13	300
Dickson	TN		531,717	1,728,079	None	None	531,717	1,728,079	2,259,796	66,243		01/22/13	300
Memphis	TN		602,208	1,957,176	None	None	602,208	1,957,176	2,559,384	75,025		01/22/13	300
Memphis	TN		822,791	2,674,071	None	None	822,791	2,674,071	3,496,862	102,506		01/22/13	300
Bedford	TX		1,607,524	56,219,108	None	None	1,607,524	56,219,108	57,826,632	1,539,333		01/22/13	420
Hampton	VA		373,499	836,071	7,601	33,111	373,499	876,783	1,250,282	554,764		12/19/97	300
Muskego	WI		1,528,232	26,297,695	None	None	1,528,232	26,297,695	27,825,927	720,056		01/22/13	420

Home furnishings
Little Rock	AR		1,079,232	2,594,956	132,816	13,503	1,079,232	2,741,275	3,820,507	1,671,654		07/21/98	300
Osceola	AR		88,759	520,047	4,083	None	88,759	524,130	612,889	327,377		06/30/98	300
Wynne	AR		70,000	547,576	58,039	2,024	70,000	607,639	677,639	357,981	11/10/98	02/24/99	300
Jackson	CA		300,000	390,849	6,775	8,819	300,000	406,443	706,443	405,191		05/17/88	300
Pueblo	CO		371,645	1,207,845	None	None	371,645	1,207,845	1,579,490	46,301		01/22/13	300
Danbury	CT		643,736	3,621,163	126,053	243,250	643,736	3,990,466	4,634,202	2,443,617		09/30/97	300
Brandon	FL		430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	634,664		06/26/98	300
Hudson	FL		397,101	1,290,578	None	None	397,101	1,290,578	1,687,679	49,472		01/22/13	300
Ocala	FL		339,690	543,504	None	25,065	339,690	568,569	908,259	397,362		11/26/96	300
Palm Harbor	FL		364,939	1,186,052	None	None	364,939	1,186,052	1,550,991	45,465		01/22/13	300
Pensacola	FL		370,809	1,205,128	None	None	370,809	1,205,128	1,575,937	46,197		01/22/13	300
Spring Hill	FL		370,810	1,205,131	None	None	370,810	1,205,131	1,575,941	46,197		01/22/13	300
Tampa	FL		685,000	885,624	None	218	685,000	885,842	1,570,842	550,749		06/26/98	300
Tampa	FL		494,763	767,737	71,880	233	494,763	839,850	1,334,613	533,930		12/31/98	300
West Palm Beach	FL		347,651	706,081	69,111	233	347,651	775,425	1,123,076	460,085		12/31/98	300
Rome	GA		254,902	486,812	32,783	499	254,902	520,094	774,996	339,380		11/26/96	300
Davenport	IA		270,000	930,689	None	205	270,000	930,894	1,200,894	578,734		06/26/98	300
Joliet	IL		440,000	910,689	None	338	440,000	911,027	1,351,027	566,387		06/26/98	300
Anderson	IN		180,628	653,162	100,170	15,352	180,628	768,684	949,312	515,196		11/26/96	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kansas City	KS		185,955	413,014	31,870	8,629	185,955	453,513	639,468	434,891		05/13/88	300
Wichita	KS		430,000	740,725	None	205	430,000	740,930	1,170,930	460,639		06/26/98	300
Alexandria	LA		400,000	810,608	None	168	400,000	810,776	1,210,776	504,016		06/26/98	300
Monroe	LA		450,000	835,608	None	None	450,000	835,608	1,285,608	519,468		06/26/98	300
Shreveport	LA		525,000	725,642	None	132	525,000	725,774	1,250,774	451,149		06/26/98	300
Battle Creek	MI		485,000	895,689	None	265	485,000	895,954	1,380,954	557,023		06/26/98	300
Bay City	MI		397,531	1,291,976	None	None	397,531	1,291,976	1,689,507	49,526		01/22/13	300
Eden Prairie	MN		500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	627,834		03/01/99	300
Fort Myers	MS		306,460	995,995	None	None	306,460	995,995	1,302,455	38,180		01/22/13	300
Gulfport	MS		299,464	502,326	49,988	193	299,464	552,507	851,971	364,121		11/26/96	300
Hattiesburg	MS		300,000	660,608	None	168	300,000	660,776	960,776	410,766		06/26/98	300
Asheboro	NC		373,128	1,212,666	None	None	373,128	1,212,666	1,585,794	46,486		01/22/13	300
Matthews	NC		768,222	843,401	46,414	38,052	768,222	927,867	1,696,089	556,865		12/31/98	300
Grand Island	NE		455,921	1,481,742	None	None	455,921	1,481,742	1,937,663	56,800		01/22/13	300
Cortland	NY		448,156	1,456,507	None	None	448,156	1,456,507	1,904,663	55,833		01/22/13	300
Green Island	NY	10,064,426	1,181,947	20,808,780	16,000	None	1,181,947	20,824,780	22,006,727	570,075		01/22/13	420
Oneonta	NY		354,283	1,151,419	None	None	354,283	1,151,419	1,505,702	44,138		01/22/13	300
Rotterdam	NY		390,926	1,270,510	None	None	390,926	1,270,510	1,661,436	48,703		01/22/13	300
Ashtabula	OH		359,857	1,169,537	None	None	359,857	1,169,537	1,529,394	44,832		01/22/13	300
Dayton	OH		401,723	698,872	13,435	11,200	401,723	723,507	1,125,230	453,383		06/29/98	300
Kettering	OH		316,341	1,028,109	None	None	316,341	1,028,109	1,344,450	39,411		01/22/13	300
Lancaster	OH		250,000	830,689	None	319	250,000	831,008	1,081,008	516,705		06/26/98	300
Piqua	OH		375,833	1,221,457	None	None	375,833	1,221,457	1,597,290	46,823		01/22/13	300
Altoona	PA		455,000	745,694	None	None	455,000	745,694	1,200,694	463,571		06/26/98	300
Cranberry	PA		369,761	1,201,723	None	None	369,761	1,201,723	1,571,484	46,066		01/22/13	300
Erie	PA		510,000	900,689	None	None	510,000	900,689	1,410,689	559,926		06/26/98	300
Pennsdale	PA		315,000	835,648	None	None	315,000	835,648	1,150,648	519,492		06/26/98	300
Whitehall	PA		515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	713,425		06/30/98	300
Columbia	SC		600,000	900,725	None	724	600,000	901,449	1,501,449	560,480		06/26/98	300
Murells Inlet	SC		296,236	962,766	None	None	296,236	962,766	1,259,002	36,906		01/22/13	300
Jackson	TN		381,076	857,261	35,685	16,534	381,076	909,480	1,290,556	586,963		09/26/97	300
Jackson	TN		380,000	750,608	None	82	380,000	750,690	1,130,690	466,699		06/26/98	300
Memphis	TN		804,262	1,432,520	56,623	249	804,262	1,489,392	2,293,654	966,121		06/30/97	300
Abilene	TX		400,000	680,616	None	None	400,000	680,616	1,080,616	423,114		06/26/98	300
Plainview	TX		125,000	734,558	40,000	None	125,000	774,558	899,558	524,373		01/24/84	300
San Antonio	TX		323,451	637,991	47,914	115	323,451	686,020	1,009,471	431,871		12/31/98	300
Victoria	TX		291,380	946,984	None	None	291,380	946,984	1,238,364	36,301		01/22/13	300
Webster	TX		283,604	538,002	2,470	354	283,604	540,826	824,430	358,286		06/13/97	300
Pasco	WA		161,700	359,142	56,707	14,444	161,700	430,293	591,993	403,728		08/18/87	300
Eau Claire	WI		260,000	820,689	None	357	260,000	821,046	1,081,046	510,402		06/26/98	300
La Crosse	WI		372,883	877,812	None	395	372,883	878,207	1,251,090	545,926		06/26/98	300

Home improvement
Prescott	AR		593,604	11,944,641	None	None	593,604	11,944,641	12,538,245	327,056		01/22/13	420
Lawndale	CA		667,007	1,238,841	None	49	667,007	1,238,890	1,905,897	745,372		12/31/98	300
Los Angeles	CA		902,494	1,676,204	None	31	902,494	1,676,235	2,578,729	1,008,527		12/31/98	300
Los Angeles	CA		163,668	304,097	None	126	163,668	304,223	467,891	183,044		12/31/98	300
Van Nuys	CA		750,293	1,393,545	None	49	750,293	1,393,594	2,143,887	838,451		12/31/98	300
West Covina	CA		311,040	577,733	None	54	311,040	577,787	888,827	347,614		12/31/98	300
Augusta	GA		2,701,584	18,072,555	158,739	None	2,701,584	18,231,294	20,932,878	693,914		01/22/13	300
Austell	GA	3,900,000	9,161,124	-	None	None	9,161,124	-	9,161,124	-		01/22/13	300
Broadview	IL		345,166	641,739	None	94	345,166	641,833	986,999	386,155		12/31/98	300
Lenexa	KS		1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	621,461		01/06/06	300
Lenexa	KS		3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	2,180,829		01/06/06	300
Topeka	KS	12,150,000	2,189,122	35,657,677	None	None	2,189,122	35,657,677	37,846,799	985,793		01/22/13	420
Baltimore	MD		171,320	318,882	None	86	171,320	318,968	490,288	191,948		12/31/98	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Chillicothe	MO		804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	475,952		01/06/06	300
Columbia	MO		2,039,436	3,787,757	None	30	2,039,436	3,787,787	5,827,223	1,205,798		01/06/06	300
Columbia	MO		1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	638,868		01/06/06	300
Fulton	MO		791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	468,063		01/06/06	300
Jefferson City	MO		1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	875,804		01/06/06	300
Kirksville	MO		1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	840,622		01/06/06	300
Macon	MO		493,394	916,537	None	None	493,394	916,537	1,409,931	291,764		01/06/06	300
Moberly	MO		1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	764,726		01/06/06	300
Omaha	NE		1,515,773	2,816,678	None	32	1,515,773	2,816,710	4,332,483	896,653		01/06/06	300
Rochester	NY		158,168	294,456	None	None	158,168	294,456	452,624	177,175		12/31/98	300
Knoxville	TN	6,006,240	6,486,801	-	None	None	6,486,801	-	6,486,801	-		01/22/13	300
Carrollton	TX		201,569	374,342	None	102	201,569	374,444	576,013	150,384		12/05/03	300
Cedar Park	TX		253,591	827,237	96,847	41,396	253,591	965,480	1,219,071	567,703		03/26/97	300
Midland	TX		1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	940,189		01/06/06	300
Odessa	TX		1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	796,401		01/06/06	300
Pasadena	TX		147,535	274,521	None	128	147,535	274,649	422,184	165,237		12/31/98	300
Plano	TX		363,851	676,249	None	102	363,851	676,351	1,040,202	406,902		12/31/98	300
San Antonio	TX		367,890	683,750	None	None	367,890	683,750	1,051,640	411,392		12/31/98	300
Chesapeake	VA		144,014	649,869	None	11,754	144,014	661,623	805,637	659,312		12/22/86	300

Insurance
Cedar Falls	IA		634,343	6,331,030	None	None	634,343	6,331,030	6,965,373	348,207		08/28/12	300

Jewelry
Plymouth	MA		-	1,809,315	None	None	-	1,809,315	1,809,315	69,357		01/22/13	300
Watchung	NJ		-	2,446,115	None	None	-	2,446,115	2,446,115	93,768		01/22/13	300
Amherst	NY		-	1,841,863	None	None	-	1,841,863	1,841,863	70,605		01/22/13	300
Lake Grove	NY		-	2,171,696	None	None	-	2,171,696	2,171,696	83,248		01/22/13	300

Machinery
Tomah	WI		1,630,917	12,938,430	None	None	1,630,917	12,938,430	14,569,347	754,742		07/31/12	300

Motor vehicle dealerships
Robertsdale	AL		3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	1,715,759	01/29/07	04/07/06	300
Longmont	CO		2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	2,590,058		08/25/04	300
Gulf Breeze	FL		3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	279,190		04/07/06	300
Stockbridge	GA		2,470,000	8,693,515	None	None	2,470,000	8,693,515	11,163,515	159,381		07/18/13	300
Woodstock	GA		2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	824,114		10/25/05	300
Island Lake	IL		2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	2,189,870		12/31/04	300
Charlotte	NC		3,560,000	5,847,436	None	None	3,560,000	5,847,436	9,407,436	29,237		11/26/13	300
Colfax	NC		1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	791,817		12/31/04	300
Statesville	NC		2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,476,158		05/13/04	300
Chichester	NH		578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,627,283		10/01/04	300
Churchville	NY		1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	1,741,916	06/06/06	03/23/06	300
Green	OH		715,953	554,589	None	None	715,953	554,589	1,270,542	184,371	02/13/06	01/19/05	300
Hillsboro	OR		1,611,084	1,936,755	None	58	1,611,084	1,936,813	3,547,897	564,892		09/01/06	300
Woods Village	OR		3,822,277	5,687,110	None	58	3,822,277	5,687,168	9,509,445	1,594,190		09/01/06	300
Myrtle Beach	SC		4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	732,054	07/28/00	03/03/05	300
Garland	TX		3,233,329	12,064,417	500	None	3,233,329	12,064,917	15,298,246	542,953		11/19/12	300
Katy	TX		1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	2,790,384	10/28/05	01/25/05	300
San Antonio	TX		4,337,454	7,312,625	500	None	4,337,454	7,313,125	11,650,579	304,747		12/13/12	300

Office supplies
Lakewood	CA		1,398,387	3,098,607	None	10,284	1,398,387	3,108,891	4,507,278	2,104,773		01/29/97	300
Riverside	CA		1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	1,081,603		09/17/97	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Casselberry	FL		-	1,277,112	85,473	None	-	1,362,585	1,362,585	421,581	07/14/05	01/25/05	300
Hutchinson	KS		269,964	1,704,013	62,362	None	269,964	1,766,375	2,036,339	1,160,783		06/25/97	300
Salina	KS		240,423	1,829,837	82,815	None	240,423	1,912,652	2,153,075	1,251,398		06/25/97	300
Sikeston	MO		409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	959,245		01/24/02	300
Helena	MT		564,241	1,503,118	26,111	None	564,241	1,529,229	2,093,470	996,197		06/09/97	300
Asheboro	NC		465,557	2,176,416	21,418	340	465,557	2,198,174	2,663,731	1,396,284		03/27/98	300
Westbury	NY		3,808,076	2,377,932	17,819	338,968	3,808,076	2,734,719	6,542,795	1,637,085		09/29/97	300
New Philadelphia	OH		726,636	1,650,672	29,340	114	726,636	1,680,126	2,406,762	1,107,813		05/30/97	300
Edmond	OK		1,390,000	3,009,650	8,201	None	1,390,000	3,017,851	4,407,851	390,424		10/22/10	300

Other manufacturing
Tucson	AZ	15,000,000	3,799,899	32,101,539	173,336	None	3,799,899	32,274,875	36,074,774	886,383		01/22/13	420
Duncan	SC		490,000	2,292,068	None	None	490,000	2,292,068	2,782,068	24,558		08/29/13	420
El Paso	TX		1,769,633	17,892,956	316,800	38,893	1,769,633	18,248,649	20,018,282	492,441		01/22/13	420

Packaging
Lewisburg	OH	3,849,322	641,174	11,787,510	None	None	641,174	11,787,510	12,428,684	569,730		10/19/12	300
Raphine	VA	23,625,000	2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	2,159,085		06/03/11	300
Wytheville	VA	29,075,284	2,175,524	33,138,859	None	None	2,175,524	33,138,859	35,314,383	1,491,249		11/29/12	300

Paper
Marianna	FL		1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	727,688		05/02/11	300
Columbia	SC		989,232	5,004,326	None	None	989,232	5,004,326	5,993,558	148,938		12/21/12	420

Pet supplies and services
Duluth	GA		361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	893,083	01/27/99	09/29/98	300
Marietta	GA		495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	839,811	05/28/99	09/29/98	300
Ottawa	IL		2,351,842	52,407,677	226,269	None	2,351,842	52,633,946	54,985,788	1,439,214		01/22/13	420
Indianapolis	IN		427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	707,618	03/10/00	01/19/99	300
Sudbury	MA		543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,332,634	11/12/99	09/30/98	300
Tyngsborough	MA		312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	759,994		06/12/98	300
Warren	MI		356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	648,111		01/09/98	300
Matthews	NC		610,177	1,394,743	83,465	None	610,177	1,478,208	2,088,385	874,391		07/17/98	300
North Plainfield	NJ		985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	904,815		09/24/98	300
Albuquerque	NM		684,036	874,914	308,265	21,585	684,036	1,204,764	1,888,800	721,087		12/31/98	300
Franklin	OH		337,572	777,943	41,328	22,715	337,572	841,986	1,179,558	526,987		12/30/97	300
Maineville	OH		173,105	384,468	24,215	12,804	173,105	421,487	594,592	401,205		03/06/87	300
Mt Pleasant	SC		40,700	180,400	58,508	3,273	40,700	242,181	282,881	189,868		12/22/81	180
Clarksville	TN		290,775	395,870	None	340	290,775	396,210	686,985	271,379		11/26/96	300

Restaurants - casual dining
Boaz	AL		829,001	1,541,245	480	14,413	829,001	1,556,138	2,385,139	441,867		11/01/06	300
Enterprise	AL		840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	445,589		11/01/06	300
Fort Payne	AL		814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	431,374		11/01/06	300
Gadsden	AL		851,124	1,582,332	24,859	25,239	851,124	1,632,430	2,483,554	463,269		11/01/06	300
Huntsville	AL		826,840	1,537,233	(1,149,285)	48	826,840	387,996	1,214,836	460,979		11/01/06	300
Huntsville	AL		811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	430,043		11/01/06	300
Sylacauga	AL		801,413	1,490,012	21,716	9,589	801,413	1,521,317	2,322,730	434,964		11/01/06	300
Conway	AR		941,465	1,750,100	14,696	None	941,465	1,764,796	2,706,261	499,960		11/01/06	300
El Dorado	AR		907,534	1,687,608	32,717	20,759	907,534	1,741,084	2,648,618	488,790		11/01/06	300
Russellville	AR		864,497	1,607,158	23,476	20,378	864,497	1,651,012	2,515,509	465,951		11/01/06	300
Glendale	AZ		624,761	895,976	None	51,014	624,761	946,990	1,571,751	670,895		03/06/96	300
Glendale	AZ		1,511,430	3,264,231	None	62	1,511,430	3,264,293	4,775,723	922,312	11/06/06	05/16/06	300
Goodyear	AZ		794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	370,778	02/23/06	04/08/05	300
Surprise	AZ		681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	356,717	09/29/04	04/16/04	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

La Verne	CA	591,375	-	1,477,413	None	None	-	1,477,413	1,477,413	56,634		01/22/13	300
San Dimas	CA		240,562	445,521	91,821	2,690	240,562	540,032	780,594	485,678		03/12/81	180
Denver	CO		540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	407,117	07/29/04	03/29/04	300
Lakewood	CO		1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	2,201		12/31/02	300
Parker	CO		778,054	1,148,443	None	13,629	778,054	1,162,072	1,940,126	398,412	06/10/05	02/23/05	300
Parker	CO	663,585	-	1,789,040	None	None	-	1,789,040	1,789,040	68,580		01/22/13	300
Cromwell	CT		531,861	989,638	None	None	531,861	989,638	1,521,499	239,157		12/19/07	300
East Windsor	CT		-	1,235,134	None	None	-	1,235,134	1,235,134	314,937		08/30/07	300
Manchester	CT		-	1,353,727	None	None	-	1,353,727	1,353,727	345,178		08/30/07	300
New Milford	CT		-	705,127	14,559	26,125	-	745,811	745,811	182,147		08/30/07	300
Plainville	CT		-	1,452,933	None	None	-	1,452,933	1,452,933	370,476		08/30/07	300
Torrington	CT		504,167	939,051	52,256	10,000	504,167	1,001,307	1,505,474	244,983		08/30/07	300
West Haven	CT		540,663	1,006,829	2,488	12,640	540,663	1,021,957	1,562,620	259,108		08/30/07	300
Windsor Locks	CT		844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	400,834		08/30/07	300
Jacksonville	FL		1,451,180	658,461	59,396	23,220	1,451,180	741,077	2,192,257	227,218	08/04/06	05/09/06	300
Lakeland	FL		1,018,551	1,273,189	None	None	1,018,551	1,273,189	2,291,740	48,806		01/22/13	300
Land O’ Lakes	FL		770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	375,834	10/21/05	03/24/05	300
Melbourne	FL		-	790,083	500	145	-	790,728	790,728	234,567		08/30/07	258
New Port Richey	FL		929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	455,108	11/13/06	08/01/06	300
Orange City	FL		1,290,082	1,612,603	None	None	1,290,082	1,612,603	2,902,685	61,816		01/22/13	300
Orlando	FL		230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/85	300
Orlando	FL		1,135,310	1,306,940	None	18,336	1,135,310	1,325,276	2,460,586	364,648	01/10/07	06/30/06	300
Orlando	FL		735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	348,795		08/30/07	300
Orlando	FL		-	790,583	24,415	38,527	-	853,525	853,525	214,926		08/30/07	300
Sebring	FL		737,465	921,832	None	None	737,465	921,832	1,659,297	35,337		01/22/13	300
Vero Beach	FL		1,381,247	1,726,559	None	None	1,381,247	1,726,559	3,107,806	66,185		01/22/13	300
Americus	GA		709,624	1,319,578	71,622	6,036	709,624	1,397,236	2,106,860	389,580		11/01/06	300
Augusta	GA		827,895	1,539,237	None	240	827,895	1,539,477	2,367,372	438,773		11/01/06	300
Buford	GA	1,398,360	1,229,933	1,537,417	None	None	1,229,933	1,537,417	2,767,350	58,934		01/22/13	300
Gainesville	GA		952,660	1,770,931	180,860	27,247	952,660	1,979,038	2,931,698	526,273		11/01/06	300
Garden City	GA		197,225	438,043	32,125	1,673	197,225	471,841	669,066	450,738		04/20/89	300
Lagrange	GA		853,599	1,586,959	52,468	240	853,599	1,639,667	2,493,266	455,719		11/01/06	300
Lithonia	GA		89,220	-	None	None	89,220	-	89,220	-		01/04/85	N/A
Norcross	GA		827,707	1,538,875	115,596	16,522	827,707	1,670,993	2,498,700	459,800		11/01/06	300
Savannah	GA		719,188	1,337,352	53,291	23,190	719,188	1,413,833	2,133,021	386,084		11/01/06	300
Snellville	GA		710,600	1,321,389	64,999	882	710,600	1,387,270	2,097,870	401,251		11/01/06	300
Statesboro	GA		926,462	1,722,290	None	240	926,462	1,722,530	2,648,992	490,943		11/01/06	300
Thomasville	GA		894,504	1,662,939	87,387	26,155	894,504	1,776,481	2,670,985	489,952		11/01/06	300
Valdosta	GA		901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	486,636		11/01/06	300
Warner Robins	GA		896,841	1,667,267	112,087	349	896,841	1,779,703	2,676,544	487,964		11/01/06	300
Waycross	GA		956,765	1,778,566	None	536	956,765	1,779,102	2,735,867	507,086		11/01/06	300
Ankeny	IA		100,000	349,218	25,075	None	100,000	374,293	474,293	374,293		07/28/83	180
Burlington	IA		653,057	1,214,571	1,052	7	653,057	1,215,630	1,868,687	346,264		11/01/06	300
Cedar Rapids	IA		822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	435,746		11/01/06	300
Clive	IA		840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	445,467		11/01/06	300
Nampa	ID		74,156	343,820	28,206	127	74,156	372,153	446,309	348,252		12/31/86	300
Rexburg	ID		90,760	420,787	59,798	None	90,760	480,585	571,345	430,470		11/25/85	300
Alton	IL		225,785	419,315	None	127	225,785	419,442	645,227	419,324		10/18/88	300
Champaign	IL		805,888	1,498,402	None	18	805,888	1,498,420	2,304,308	427,046		11/01/06	300
Effingham	IL		783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	415,208		11/01/06	300
Marion	IL		831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	440,485		11/01/06	300
Moline	IL		781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	413,894		11/01/06	300
Mt Vernon	IL		883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	467,895		11/01/06	300
Oswego	IL		953,394	1,208,677	1,988	32,452	953,394	1,243,117	2,196,511	404,310	06/15/05	06/24/05	300
Peoria	IL		662,460	1,060,577	14,651	24,139	662,460	1,099,367	1,761,827	402,235	10/13/04	06/15/04	300
Springfield	IL		846,830	1,574,436	10,480	31,549	846,830	1,616,465	2,463,295	456,448		11/01/06	300
Swansea	IL		890,625	1,655,743	288,559	22,030	890,625	1,966,332	2,856,957	534,258		11/01/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Waukegan	IL		1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	597,136		12/21/07	300
Anderson	IN		831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	449,281		11/01/06	300
Elkhart	IN		835,890	1,554,487	None	94	835,890	1,554,581	2,390,471	443,045		11/01/06	300
Marion	IN		685,194	1,274,206	45,372	19,275	685,194	1,338,853	2,024,047	376,824		11/01/06	300
Michigan City	IN		840,998	1,563,545	None	75	840,998	1,563,620	2,404,618	445,634		11/01/06	300
Terre Haute	IN		767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	406,560		11/01/06	300
Derby	KS		96,060	445,359	9,565	5,775	96,060	460,699	556,759	446,460		10/29/85	300
El Dorado	KS		87,400	405,206	50,518	4,338	87,400	460,062	547,462	407,737		04/10/86	300
Shawnee	KS		953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	505,374		11/01/06	300
Shawnee	KS	525,390	-	1,573,049	None	None	-	1,573,049	1,573,049	60,300		01/22/13	300
Topeka	KS	849,090	1,005,484	1,256,855	None	None	1,005,484	1,256,855	2,262,339	48,179		01/22/13	300
Wichita	KS		787,377	1,463,936	78,745	22,988	787,377	1,565,669	2,353,046	429,019		11/01/06	300
Hopkinsville	KY		801,532	1,490,241	None	31	801,532	1,490,272	2,291,804	424,720		11/01/06	300
Louisville	KY		821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	435,559		11/01/06	300
Middlesboro	KY		859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	455,523		11/01/06	300
Murray	KY		831,246	1,545,422	73,307	26,190	831,246	1,644,919	2,476,165	447,954		11/01/06	300
Richmond	KY		913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	484,136		11/01/06	300
Alexandria	LA		1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	672,934		11/01/06	300
Alexandria	LA	501,735	-	1,118,270	None	None	-	1,118,270	1,118,270	42,867		01/22/13	300
Baton Rouge	LA		-	1,748,499	None	None	-	1,748,499	1,748,499	67,026		01/22/13	300
Hammond	LA		1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	535,791		11/01/06	300
Houma	LA		1,061,671	1,973,864	12,063	48,086	1,061,671	2,034,013	3,095,684	568,117		11/01/06	300
Jennings	LA		107,120	496,636	None	1,742	107,120	498,378	605,498	497,141		10/17/85	300
Morgan City	LA		832,895	1,548,993	26,151	27,846	832,895	1,602,990	2,435,885	451,202		11/01/06	300
New Iberia	LA		917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	509,150		11/01/06	300
Opelousas	LA		949,157	1,764,908	36,600	20,693	949,157	1,822,201	2,771,358	537,059		11/01/06	300
Pineville	LA		1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	602,215		11/01/06	300
Ruston	LA		982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	520,607		11/01/06	300
Zachary	LA		898,306	1,670,527	11,717	None	898,306	1,682,244	2,580,550	477,164		11/01/06	300
Amesbury	MA		-	790,494	None	None	-	790,494	790,494	335,707		08/30/07	180
Attleboro	MA		369,815	693,655	None	None	369,815	693,655	1,063,470	334,109		12/19/01	300
Auburn	MA		418,250	779,623	500	None	418,250	780,123	1,198,373	199,103		08/30/07	300
Chicopee	MA		761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	361,477		08/30/07	300
Chicopee Falls	MA		302,982	565,894	23,374	3,943	302,982	593,211	896,193	145,707		08/30/07	300
East Longmeadow	MA		614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	291,735		08/30/07	300
Gardner	MA		625,000	828,564	None	None	625,000	828,564	1,453,564	321,549		08/30/07	197
Great Barrington	MA		422,625	788,089	69,608	10,225	422,625	867,922	1,290,547	210,865		08/30/07	300
Greenfield	MA		389,436	726,452	(385,126)	145	389,436	341,471	730,907	194,097		08/30/07	300
Greenfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	361,388		08/30/07	300
Haverhill	MA		568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	269,981		08/30/07	300
Holyoke	MA		577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	274,369		08/30/07	300
Hyannis	MA		687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	326,578		08/30/07	300
Lee	MA		540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	256,770		08/30/07	300
North Adams	MA		377,300	703,914	None	None	377,300	703,914	1,081,214	179,481		08/30/07	300
Norwood	MA		840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	398,783		08/30/07	300
Palmer	MA		141,524	598,480	None	None	141,524	598,480	740,004	288,266		12/19/01	300
Peabody	MA		529,555	222,590	None	None	529,555	222,590	752,145	107,212		12/19/01	300
Pittsfield	MA		286,241	950,022	None	None	286,241	950,022	1,236,263	457,592		12/19/01	300
Raynham	MA		761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	361,390		08/30/07	300
Sagamore Beach	MA		620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	294,510		08/30/07	300
Saugus	MA		-	737,971	None	None	-	737,971	737,971	263,646		08/30/07	214
Seekonk	MA		614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	291,771		08/30/07	300
South Dartmouth	MA		379,217	707,492	1,845	79	379,217	709,416	1,088,633	180,538		08/30/07	300
Springfield	MA		230,030	865,572	None	None	230,030	865,572	1,095,602	416,915		12/19/01	300
Springfield	MA		227,207	958,444	None	None	227,207	958,444	1,185,651	461,649		12/19/01	300
Stoneham	MA		397,544	191,717	None	None	397,544	191,717	589,261	92,342		12/19/01	300
Sudbury	MA		-	633,843	None	None	-	633,843	633,843	216,343		08/30/07	224

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Swansea	MA		173,853	488,699	None	None	173,853	488,699	662,552	235,389		12/19/01	300
Tewksbury	MA		392,079	730,927	None	None	392,079	730,927	1,123,006	186,369		08/30/07	300
Ware	MA		220,457	412,133	14,989	317	220,457	427,439	647,896	107,087		08/30/07	300
West Springfield	MA		243,556	455,532	27,995	5,115	243,556	488,642	732,198	116,734		08/30/07	300
West Springfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	361,388		08/30/07	300
Wilbraham	MA		9,626,112	19,963,767	2,500	None	9,626,112	19,966,267	29,592,379	4,560,412		08/30/07	300
Wollaston	MA		411,366	766,745	None	None	411,366	766,745	1,178,111	195,503		08/30/07	300
Worcester	MA		578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	274,726		08/30/07	300
Waterville	ME		-	717,653	None	None	-	717,653	717,653	182,979		08/30/07	300
Windham	ME		-	831,301	1,000	None	-	832,301	832,301	212,593		08/30/07	300
Comstock Park	MI		810,477	1,506,864	68,086	17	810,477	1,574,967	2,385,444	434,406		11/01/06	300
Flint	MI		827,853	-	None	94	827,853	94	827,947	32		04/13/95	60
Flint	MI		885,144	1,645,531	70,987	32,018	885,144	1,748,536	2,633,680	483,495		11/01/06	300
Lansing	MI		873,536	1,623,973	None	94	873,536	1,624,067	2,497,603	462,863		11/01/06	300
Saginaw	MI		766,531	1,425,263	14,030	23,051	766,531	1,462,344	2,228,875	413,275		11/01/06	300
Taylor	MI		847,070	1,574,821	72,308	3,145	847,070	1,650,274	2,497,344	455,974		11/01/06	300
Westland	MI		869,530	1,616,568	None	228	869,530	1,616,796	2,486,326	460,847		11/01/06	300
Champlin	MN		583,515	729,394	None	None	583,515	729,394	1,312,909	27,960		01/22/13	300
Roseville	MN		281,600	1,305,560	None	None	281,600	1,305,560	1,587,160	1,305,560		12/18/84	300
Bridgeton	MO		743,559	1,585,207	158,517	21,922	743,559	1,765,646	2,509,205	481,145		11/01/06	300
Cape Girardeau	MO		745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	395,280		11/01/06	300
Farmington	MO		780,812	1,451,767	126,580	12,608	780,812	1,590,955	2,371,767	415,579		11/01/06	300
Festus	MO		808,595	1,503,364	17,390	4,854	808,595	1,525,608	2,334,203	429,131		11/01/06	300
Fulton	MO		210,199	466,861	31,624	127	210,199	498,612	708,811	475,263		07/30/87	300
Hazelwood	MO		157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		08/28/85	300
Independence	MO		715,640	894,550	None	None	715,640	894,550	1,610,190	34,291		01/22/13	300
Jefferson City	MO		713,088	1,325,993	43,785	22,035	713,088	1,391,813	2,104,901	383,627		11/01/06	300
Kansas City	MO		872,364	1,090,455	None	None	872,364	1,090,455	1,962,819	41,801		01/22/13	300
Ozark	MO		140,000	292,482	None	None	140,000	292,482	432,482	188,641		11/20/97	300
Poplar Bluff	MO		774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	410,286		11/01/06	300
Raymore	MO		726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	385,049		11/01/06	300
Sedalia	MO		269,798	599,231	11,556	None	269,798	610,787	880,585	596,865		07/31/89	300
Sedalia	MO		696,604	1,295,380	39,992	794	696,604	1,336,166	2,032,770	372,278		11/01/06	300
Springfield	MO	719,610	-	1,390,167	None	None	-	1,390,167	1,390,167	53,290		01/22/13	300
St. Charles	MO		175,413	809,791	None	47	175,413	809,838	985,251	809,837		08/28/85	300
St. Charles	MO		695,121	1,001,878	None	1,149	695,121	1,003,027	1,698,148	723,243	12/22/95	03/16/95	300
St. Joseph	MO		775,660	1,785,308	None	None	775,660	1,785,308	2,560,968	508,812		11/01/06	300
St. Robert	MO		744,158	1,383,694	None	15,796	744,158	1,399,490	2,143,648	394,599		11/01/06	300
Sullivan	MO		85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	362,500		12/27/84	300
Columbus	MS		720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	381,888		11/01/06	300
Corinth	MS		867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	459,427		11/01/06	300
Hattiesburg	MS		856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	453,744		11/01/06	300
Laurel	MS		778,938	1,448,844	27,259	17,277	778,938	1,493,380	2,272,318	417,266		11/01/06	300
Meridian	MS		-	2,481,172	None	None	-	2,481,172	2,481,172	699,902		11/01/06	300
Vicksburg	MS		698,189	1,298,881	(736,105)	141	698,189	562,917	1,261,106	393,640		11/01/06	300
Albemarle	NC		721,392	1,341,825	480	860	721,392	1,343,165	2,064,557	382,653		11/01/06	300
Asheville	NC		838,421	1,558,792	480	145	838,421	1,559,417	2,397,838	444,376		11/01/06	300
Forest City	NC		872,424	1,621,940	None	131	872,424	1,622,071	2,494,495	462,300		11/01/06	300
Goldsboro	NC		811,502	1,509,029	72,109	17,591	811,502	1,598,729	2,410,231	455,685		11/01/06	300
Kernersville	NC		836,896	1,556,334	None	13,017	836,896	1,569,351	2,406,247	448,622		11/01/06	300
Salisbury	NC		777,412	1,445,863	None	131	777,412	1,445,994	2,223,406	412,118		11/01/06	300
Sylva	NC		919,724	1,709,783	None	131	919,724	1,709,914	2,629,638	487,335		11/01/06	300
Bellevue	NE		656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	327,652	09/20/05	02/24/05	300
Omaha	NE		592,716	1,009,253	None	32	592,716	1,009,285	1,602,001	340,798	05/05/05	12/21/04	300
Papillion	NE		654,788	908,685	None	None	654,788	908,685	1,563,473	311,171	03/09/05	01/12/05	300
Concord	NH		577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	274,268		08/30/07	300
Concord	NH		849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	403,182		08/30/07	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dover	NH		687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	326,479		08/30/07	300
Laconia	NH		330,520	467,594	None	None	330,520	467,594	798,114	225,223		12/19/01	300
Manchester	NH		266,337	486,676	None	None	266,337	486,676	753,013	234,414		12/19/01	300
North Conway	NH		473,031	607,020	None	None	473,031	607,020	1,080,051	292,380		12/19/01	300
Portmouth	NH		391,650	730,167	37,475	18,167	391,650	785,809	1,177,459	193,330		08/30/07	300
Rochester	NH		262,059	695,771	None	None	262,059	695,771	957,830	335,128		12/19/01	300
Clark	NJ		541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	257,299		08/30/07	300
Hackettstown	NJ		307,186	525,142	None	None	307,186	525,142	832,328	252,942		12/19/01	300
Middletown	NJ		-	640,403	None	None	-	640,403	640,403	264,574		08/30/07	185
Mt. Holly	NJ		-	1,092,178	None	None	-	1,092,178	1,092,178	263,940		12/17/07	300
Pompton Plains	NJ		455,700	849,125	None	None	455,700	849,125	1,304,825	216,510		08/30/07	300
Toms River	NJ		826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	392,086		08/30/07	300
Albuquerque	NM	525,390	-	1,307,933	None	None	-	1,307,933	1,307,933	50,137		01/22/13	300
Albany	NY		457,538	852,510	42,302	13,692	457,538	908,504	1,366,042	225,645		08/30/07	300
Clifton Park	NY		1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	493,688		08/30/07	300
Delmar	NY		316,382	590,387	24,178	14,789	316,382	629,354	945,736	160,170		08/30/07	300
East Greenbush	NY		623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	295,882		08/30/07	300
Latham	NY		651,167	1,212,133	595	None	651,167	1,212,728	1,863,895	309,114		08/30/07	300
Middletown	NY		242,459	796,905	None	151	242,459	797,056	1,039,515	383,992		12/19/01	300
New Hartford	NY		226,041	422,563	None	None	226,041	422,563	648,604	107,736		08/30/07	300
Plattsburgh	NY		977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	463,387		08/30/07	300
Rochester	NY	668,565	-	1,911,958	None	None	-	1,911,958	1,911,958	73,292		01/22/13	300
Akron	OH		723,347	17	29,908	99	723,347	30,024	753,371	8,563		12/22/94	180
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	151,365		08/30/07	300
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	151,365		08/30/07	300
Defiance	OH		71,273	135,109	None	358	71,273	135,467	206,740	34,761		08/30/07	300
Elyria	OH		79,545	150,491	None	None	79,545	150,491	230,036	38,358		08/30/07	300
Marion	OH		739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	391,976		11/01/06	300
Maumee	OH		296,970	555,134	None	None	296,970	555,134	852,104	141,539		08/30/07	300
Mt. Vernon	OH		147,212	276,407	None	None	147,212	276,407	423,619	70,465		08/30/07	300
Parma Heights	OH		275,758	514,866	None	None	275,758	514,866	790,624	131,274		08/30/07	300
Sandusky	OH		824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	436,759		11/01/06	300
Sandusky	OH		128,158	240,761	None	None	128,158	240,761	368,919	61,377		08/30/07	300
Springdale	OH	1,248,735	1,895,200	2,369,000	None	None	1,895,200	2,369,000	4,264,200	90,812		01/22/13	300
Stow	OH		317,546	712,455	None	114	317,546	712,569	1,030,115	712,516		12/31/87	300
Troy	OH		255,353	476,973	None	None	255,353	476,973	732,326	121,611		08/30/07	300
Vandalia	OH		145,833	273,579	None	None	145,833	273,579	419,412	69,745		08/30/07	300
Westlake	OH		169,697	317,897	None	None	169,697	317,897	487,594	81,046		08/30/07	300
Wooster	OH		763,642	1,419,901	None	399	763,642	1,420,300	2,183,942	405,033		11/01/06	300
Broken Arrow	OK		245,000	369,002	30,742	10,278	245,000	410,022	655,022	240,201		12/12/97	300
Norman	OK		734,335	335,097	None	78,164	734,335	413,261	1,147,596	139,846	09/29/95	06/05/95	300
Oklahoma City	OK		759,826	-	None	None	759,826	-	759,826	-		07/06/95	N/A
Oklahoma City	OK		1,165,405	2,165,989	None	45,131	1,165,405	2,211,120	3,376,525	620,595		11/01/06	300
Tulsa	OK		490,000	910,004	None	173	490,000	910,177	1,400,177	289,858		01/24/06	300
Tulsa	OK		360,500	669,605	None	173	360,500	669,778	1,030,278	204,403		05/10/06	300
Tulsa	OK		1,021,904	1,899,486	2,440	11,054	1,021,904	1,912,980	2,934,884	543,077		11/01/06	300
Beaverton	OR	618,765	-	1,689,352	None	None	-	1,689,352	1,689,352	64,758		01/22/13	300
Hermiston	OR		85,560	396,675	18,088	7	85,560	414,770	500,330	409,905		12/18/84	300
Lake Oswego	OR		175,899	815,508	None	163	175,899	815,671	991,570	815,519		05/16/84	300
Salem	OR		-	865,668	None	None	-	865,668	865,668	33,184		01/22/13	300
Feasterville	PA		236,303	441,673	None	None	236,303	441,673	677,976	112,610		08/30/07	300
Gap	PA		-	1,012,812	1,000	None	-	1,013,812	1,013,812	258,878		08/30/07	300
Gettysburg	PA		289,040	809,676	None	None	289,040	809,676	1,098,716	389,992		12/19/01	300
Harrisburg	PA		577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	274,270		08/30/07	300
Horsham	PA		554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	263,233		08/30/07	300
Indiana	PA		828,653	1,540,630	53,833	17,739	828,653	1,612,202	2,440,855	450,914		11/01/06	300
Lancaster	PA		170,304	413,960	None	None	170,304	413,960	584,264	199,389		12/19/01	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lancaster	PA		276,251	460,784	None	None	276,251	460,784	737,035	221,943		12/19/01	300
Lebanon	PA		-	1,292,172	None	None	-	1,292,172	1,292,172	383,065		08/30/07	258
Philadelphia	PA		503,556	937,999	None	None	503,556	937,999	1,441,555	239,173		08/30/07	300
North Providence	RI		-	790,921	None	None	-	790,921	790,921	290,716		08/30/07	208
Pawtucket	RI		-	457,462	None	None	-	457,462	457,462	152,028		08/30/07	230
Gaffney	SC		727,738	1,353,238	57,635	15,218	727,738	1,426,091	2,153,829	399,136		11/01/06	300
Hilton Head	SC	1,486,080	1,218,232	1,522,790	None	None	1,218,232	1,522,790	2,741,022	58,374		01/22/13	300
Lancaster	SC		778,616	1,448,099	(1,056,134)	24	778,616	391,989	1,170,605	414,451		11/01/06	300
Rock Hill	SC		826,216	1,536,499	480	23,396	826,216	1,560,375	2,386,591	438,924		11/01/06	300
Chattanooga	TN		827,594	1,538,633	186,235	15,632	827,594	1,740,500	2,568,094	464,489		11/01/06	300
Chattanooga	TN		933,003	1,734,392	158,902	20,112	933,003	1,913,406	2,846,409	547,110		11/01/06	300
Dyersburg	TN		695,135	1,292,644	90,256	25,739	695,135	1,408,639	2,103,774	436,221		11/01/06	300
Greeneville	TN		936,669	1,741,253	None	131	936,669	1,741,384	2,678,053	496,304		11/01/06	300
Johnson City	TN		881,225	1,638,285	83,254	15,973	881,225	1,737,512	2,618,737	481,825		11/01/06	300
Kingsport	TN		786,332	1,462,055	107,280	10,878	786,332	1,580,213	2,366,545	475,965		11/01/06	300
McMinnville	TN		703,355	1,307,903	17,538	172	703,355	1,325,613	2,028,968	379,409		11/01/06	300
Memphis	TN		405,274	1,060,680	None	None	405,274	1,060,680	1,465,954	783,136	06/30/95	03/17/95	300
Memphis	TN		871,951	1,621,017	74,039	22,166	871,951	1,717,222	2,589,173	511,764		11/01/06	300
Memphis	TN	901,380	1,217,412	1,521,765	None	None	1,217,412	1,521,765	2,739,177	58,334		01/22/13	300
Memphis	TN	627,480	-	1,336,687	None	None	-	1,336,687	1,336,687	51,240		01/22/13	300
Newport	TN		640,841	1,191,858	15,271	20,202	640,841	1,227,331	1,868,172	365,898		11/01/06	300
Amarillo	TX		763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	407,342	09/12/08	03/03/08	300
Austin	TX		699,395	1,167,223	None	33,872	699,395	1,201,095	1,900,490	389,297	02/15/06	09/15/05	300
Austin	TX		976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	415,515	10/23/06	06/19/06	300
Austin	TX		1,049,946	1,952,028	13,898	30,875	1,049,946	1,996,801	3,046,747	568,930		11/01/06	300
Bedford	TX		919,303	98,231	23,966	186	919,303	122,383	1,041,686	103,221		12/27/94	120
Cedar Park	TX		634,489	1,472,504	None	266	634,489	1,472,770	2,107,259	437,371	06/19/06	01/13/06	300
Crockett	TX		90,780	420,880	22,638	1,971	90,780	445,489	536,269	433,708		12/17/85	300
El Campo	TX		98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/85	300
El Paso	TX	546,555	-	1,399,487	None	None	-	1,399,487	1,399,487	53,647		01/22/13	300
El Paso	TX	679,770	-	1,591,758	None	None	-	1,591,758	1,591,758	61,017		01/22/13	300
Georgetown	TX		870,981	1,177,824	168,185	34,110	870,981	1,380,119	2,251,100	436,922	06/02/06	01/13/06	300
Greenville	TX		909,311	1,690,848	34,606	28,745	909,311	1,754,199	2,663,510	519,160		11/01/06	300
Harker Heights	TX		943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	393,749	08/28/08	03/20/08	300
Hillsboro	TX		75,992	352,316	78,212	14,563	75,992	445,091	521,083	403,386		08/01/84	300
Houston	TX		1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	1,708,123		09/05/97	300
Houston	TX		989,152	1,838,713	None	25,765	989,152	1,864,478	2,853,630	527,499		11/01/06	300
Irving	TX		1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	938		02/05/03	300
Killeen	TX		1,327,348	2,467,204	17,494	28,703	1,327,348	2,513,401	3,840,749	708,390		11/01/06	300
Live Oak	TX		727,956	1,214,835	181,920	33,148	727,956	1,429,903	2,157,859	484,546	09/27/05	06/01/05	300
Longview	TX		1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	652,610		11/01/06	300
Lufkin	TX		105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/08/85	300
Mesquite	TX		134,940	625,612	None	None	134,940	625,612	760,552	625,612		03/20/86	300
Mesquite	TX		729,596	120,820	None	91	729,596	120,911	850,507	120,822		12/23/94	300
Mesquite	TX		984,909	1,831,268	28,576	91	984,909	1,859,935	2,844,844	526,181		11/01/06	300
Mexia	TX		93,620	434,046	50,273	11,861	93,620	496,180	589,800	450,926		12/18/85	300
New Braunfels	TX		860,262	1,169,016	250,000	56,872	860,262	1,475,888	2,336,150	504,189	02/14/06	10/12/05	300
Palestine	TX		825,066	1,534,394	31,586	26,411	825,066	1,592,391	2,417,457	444,233		11/01/06	300
Plano	TX		2,420,222	769	None	None	2,420,222	769	2,420,991	354	03/12/03	06/27/02	300
San Antonio	TX		835,431	1,185,257	None	49,931	835,431	1,235,188	2,070,619	402,845	12/02/05	06/24/05	300
San Antonio	TX		690,443	1,109,136	None	40,933	690,443	1,150,069	1,840,512	376,600	10/24/05	06/27/05	300
San Antonio	TX		835,586	1,227,220	None	45,378	835,586	1,272,598	2,108,184	377,445	09/14/06	05/09/06	300
Sugar Land	TX	1,012,185	1,376,186	1,720,233	None	None	1,376,186	1,720,233	3,096,419	65,942		01/22/13	300
Temple	TX		797,574	1,193,813	1,350	19,714	797,574	1,214,877	2,012,451	369,453	09/14/06	04/07/06	300
Waxahachie	TX		326,935	726,137	41,232	10,572	326,935	777,941	1,104,876	731,062		12/29/87	300
Waxahachie	TX		1,035,794	1,925,746	None	165	1,035,794	1,925,911	2,961,705	548,903		11/01/06	300
Centerville	UT	820,455	1,056,314	1,320,393	None	None	1,056,314	1,320,393	2,376,707	50,615		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sandy	UT		635,945	884,792	None	286	635,945	885,078	1,521,023	638,797		12/22/95	300
Bluefield	VA		845,277	1,571,754	None	302	845,277	1,572,056	2,417,333	448,059		11/01/06	300
Charlottesville	VA	444,465	-	1,283,010	None	None	-	1,283,010	1,283,010	49,182		01/22/13	300
Chester	VA		541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	257,220		08/30/07	300
Danville	VA		751,055	1,396,772	66,062	18,715	751,055	1,481,549	2,232,604	425,285		11/01/06	300
Martinsville	VA		833,114	1,549,167	480	302	833,114	1,549,949	2,383,063	441,692		11/01/06	300
Midlothian	VA		421,479	785,639	248,110	27,205	421,479	1,060,954	1,482,433	229,172		08/30/07	300
Richmond	VA		385,000	717,891	3,850	145	385,000	721,886	1,106,886	183,763		08/30/07	300
Roanoke	VA	505,470	-	1,660,095	None	None	-	1,660,095	1,660,095	63,637		01/22/13	300
Staunton	VA		867,684	1,613,368	31,039	39,801	867,684	1,684,208	2,551,892	508,475		11/01/06	300
Williamsburg	VA		651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	309,094		08/30/07	300
Bennington	VT		118,823	673,551	None	None	118,823	673,551	792,374	324,425		12/19/01	300
Brattleboro	VT		-	738,115	None	None	-	738,115	738,115	279,343		08/30/07	202
Rutland	VT		812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	385,335		08/30/07	300
Williston	VT		-	1,197,659	None	None	-	1,197,659	1,197,659	380,063		08/30/07	241
Tacoma	WA		198,857	921,947	107,708	13,588	198,857	1,043,243	1,242,100	955,855		05/29/84	300
Sturgeon Bay	WI		214,865	477,221	34,385	454	214,865	512,060	726,925	495,858		12/01/87	300
Parkersburg	WV		722,732	1,343,920	63,217	33,305	722,732	1,440,442	2,163,174	411,511		11/01/06	300
Laramie	WY		210,000	466,417	43,443	7,115	210,000	516,975	726,975	452,781		03/12/90	300

Restaurants - quick service
Alabaster	AL		335,197	622,697	None	None	335,197	622,697	957,894	181,620		09/14/06	300
Andalusia	AL		252,403	468,949	None	None	252,403	468,949	721,352	136,777		09/14/06	300
Atmore	AL		272,044	505,636	None	None	272,044	505,636	777,680	250,284		08/31/01	300
Attalla	AL		148,993	276,890	None	None	148,993	276,890	425,883	80,759		09/14/06	300
Bessemer	AL		172,438	320,429	None	None	172,438	320,429	492,867	93,459		09/14/06	300
Brent	AL		134,432	249,846	None	None	134,432	249,846	384,278	72,872		09/14/06	300
Clanton	AL		230,036	427,391	None	None	230,036	427,391	657,427	211,556		08/31/01	300
Demopolis	AL		251,349	466,972	None	None	251,349	466,972	718,321	231,149		08/31/01	300
Fort Payne	AL		303,056	563,001	None	None	303,056	563,001	866,057	278,683		08/31/01	300
Gadsden	AL		242,194	449,977	None	None	242,194	449,977	692,171	131,243		09/14/06	300
Gardendale	AL		398,669	740,568	None	None	398,669	740,568	1,139,237	366,579		08/31/01	300
Greenville	AL		226,108	420,117	None	None	226,108	420,117	646,225	122,534		09/14/06	300
Haleyville	AL		262,500	488,357	None	None	262,500	488,357	750,857	118,019		12/21/07	300
Hamilton	AL		214,198	397,991	None	None	214,198	397,991	612,189	116,081		09/14/06	300
Hoover	AL		251,434	467,185	None	None	251,434	467,185	718,619	231,253		08/31/01	300
Hueytown	AL		281,422	522,828	None	None	281,422	522,828	804,250	152,492		09/14/06	300
Leeds	AL		171,145	318,028	None	None	171,145	318,028	489,173	92,758		09/14/06	300
Mobile	AL		286,333	531,950	None	None	286,333	531,950	818,283	155,152		09/14/06	300
Montgomery	AL		143,693	267,060	None	None	143,693	267,060	410,753	77,892		09/14/06	300
Montgomery	AL		145,206	269,870	None	None	145,206	269,870	415,076	78,712		09/14/06	300
Montgomery	AL		380,468	706,777	None	None	380,468	706,777	1,087,245	203,787		10/12/06	300
Northport	AL		832,541	1,040,676	None	None	832,541	1,040,676	1,873,217	39,893		01/22/13	300
Opp	AL		160,778	298,782	None	None	160,778	298,782	459,560	86,149		10/12/06	300
Prattville	AL		254,278	472,432	None	None	254,278	472,432	726,710	137,793		09/14/06	300
South Alabaster	AL		148,982	276,881	None	None	148,982	276,881	425,863	80,757		09/14/06	300
Trussville	AL		256,485	476,510	None	None	256,485	476,510	732,995	137,394		10/12/06	300
Warrior	AL		159,109	295,676	None	None	159,109	295,676	454,785	86,239		09/14/06	300
Arkadelphia	AR		248,868	462,744	None	None	248,868	462,744	711,612	133,425		10/12/06	300
Bentonville	AR		377,086	700,582	None	None	377,086	700,582	1,077,668	346,785		08/31/01	300
Hope	AR		288,643	536,715	None	None	288,643	536,715	825,358	265,665		08/31/01	300
Jacksonville	AR		267,376	497,124	None	None	267,376	497,124	764,500	144,995		09/14/06	300
Jonesboro	AR		173,984	323,371	2,200	70	173,984	325,641	499,625	79,381		11/16/07	300
Little Rock	AR		317,000	589,377	None	None	317,000	589,377	906,377	291,733		08/31/01	300
Malvern	AR		219,703	408,588	None	None	219,703	408,588	628,291	119,172		09/14/06	300
Pocahontas	AR		241,128	447,988	None	None	241,128	447,988	689,116	129,170		10/12/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Siloam Springs	AR		190,000	352,808	None	None	190,000	352,808	542,808	227,551		11/20/97	300
Glendale	AZ		740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	350,915		08/28/07	300
Phoenix	AZ		704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	333,538		08/28/07	300
Phoenix	AZ		813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	385,539		08/28/07	300
Tempe	AZ		525,463	976,404	None	None	525,463	976,404	1,501,867	248,981		08/28/07	300
Tucson	AZ		107,393	500,154	None	61	107,393	500,215	607,608	498,570		01/17/86	300
Tucson	AZ		463,231	860,982	None	None	463,231	860,982	1,324,213	219,548		08/28/07	300
Tucson	AZ		496,194	922,053	None	None	496,194	922,053	1,418,247	235,122		08/28/07	300
Yuma	AZ		236,121	541,651	None	None	236,121	541,651	777,772	338,528		05/28/98	300
Barstow	CA		689,842	690,204	None	None	689,842	690,204	1,380,046	422,177		09/24/98	300
Fresno	CA		561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	266,136		08/28/07	300
Livermore	CA		662,161	823,242	None	None	662,161	823,242	1,485,403	503,553		09/23/98	300
Rancho Cucamonga	CA		95,192	441,334	None	5	95,192	441,339	536,531	441,337		12/20/85	300
Riverside	CA		90,000	170,394	135,301	None	90,000	305,695	395,695	236,238		12/09/76	300
Sacramento	CA		386,793	417,290	None	127	386,793	417,417	804,210	258,151		07/31/98	300
San Ramon	CA		406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO		288,558	537,322	None	None	288,558	537,322	825,880	137,013		08/28/07	300
Aurora	CO		210,000	540,346	None	None	210,000	540,346	750,346	51,333		08/29/11	300
Broomfield	CO		444,277	-	None	None	444,277	-	444,277	-		08/29/11	N/A
Brush	CO		90,000	220,976	None	None	90,000	220,976	310,976	20,993		08/29/11	300
Colorado Springs	CO		152,000	704,736	None	None	152,000	704,736	856,736	704,736		09/30/86	300
Fort Morgan	CO		80,000	350,452	None	None	80,000	350,452	430,452	33,293		08/29/11	300
Lafayette	CO		450,000	59,281	None	None	450,000	59,281	509,281	5,632		08/29/11	300
Lakewood	CO		510,000	124,971	None	None	510,000	124,971	634,971	11,872		08/29/11	300
Littleton	CO		260,000	508,347	None	None	260,000	508,347	768,347	48,293		08/29/11	300
Littleton	CO		470,000	207,744	None	None	470,000	207,744	677,744	19,736		08/29/11	300
Westminster	CO		261,466	487,102	None	None	261,466	487,102	748,568	124,209		08/28/07	300
Meriden	CT		369,482	687,116	None	None	369,482	687,116	1,056,598	175,212		08/28/07	300
Chipley	FL		270,439	502,655	None	None	270,439	502,655	773,094	248,809		08/31/01	300
Clearwater	FL		484,090	899,658	None	None	484,090	899,658	1,383,748	229,411		08/28/07	300
Clearwater	FL		370,000	512,393	None	None	370,000	512,393	882,393	48,677		08/29/11	300
Dade City	FL		140,000	387,991	None	None	140,000	387,991	527,991	36,859		08/29/11	300
DeFuniak Springs	FL		269,554	501,010	None	None	269,554	501,010	770,564	247,995		08/31/01	300
Dunedin	FL		440,000	100,727	None	None	440,000	100,727	540,727	9,569		08/29/11	300
Jacksonville	FL		150,210	693,445	None	253	150,210	693,698	843,908	693,664		09/13/85	300
Lake Placid	FL		220,000	206,076	None	None	220,000	206,076	426,076	19,577		08/29/11	300
Lakeland	FL		310,000	519,387	None	None	310,000	519,387	829,387	49,342		08/29/11	300
Lakeland	FL		530,000	556,704	None	None	530,000	556,704	1,086,704	52,887		08/29/11	300
Lakeland	FL		170,000	288,777	None	None	170,000	288,777	458,777	27,434		08/29/11	300
New Port Richey	FL		260,000	579,385	None	None	260,000	579,385	839,385	55,042		08/29/11	300
Orlando	FL		600,000	949,489	None	None	600,000	949,489	1,549,489	555,672	05/27/99	12/18/98	300
Oviedo	FL		204,200	911,338	None	None	204,200	911,338	1,115,538	502,909	03/27/00	08/24/99	300
Oviedo	FL		456,108	847,515	None	18	456,108	847,533	1,303,641	275,460		11/21/05	300
Oviedo	FL		465,993	866,048	None	None	465,993	866,048	1,332,041	220,841		08/28/07	300
Palm Bay	FL		330,000	556,668	None	None	330,000	556,668	886,668	329,483	02/17/99	12/29/98	300
Panama City	FL		202,047	375,424	None	None	202,047	375,424	577,471	108,247		10/12/06	300
Pensacola	FL		767,303	1,424,991	None	None	767,303	1,424,991	2,192,294	68,875		10/15/12	300
Port Richey	FL		848,210	1,575,247	None	None	848,210	1,575,247	2,423,457	76,137		10/15/12	300
Seffner	FL		200,000	209,679	None	None	200,000	209,679	409,679	19,919		08/29/11	300
St. Petersburg	FL		379,455	705,487	None	None	379,455	705,487	1,084,942	179,897		08/28/07	300
St. Petersburg	FL		370,000	675,403	None	None	370,000	675,403	1,045,403	64,163		08/29/11	300
Tallahassee	FL		385,000	715,857	None	None	385,000	715,857	1,100,857	172,998		12/25/07	300
Tallahassee	FL		175,000	325,857	None	None	175,000	325,857	500,857	78,748		12/25/07	300
Tampa	FL		962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	455,972		08/28/07	300
Tampa	FL		545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	258,394		08/28/07	300
Tampa	FL		470,000	208,666	None	None	470,000	208,666	678,666	19,823		08/29/11	300
Tampa	FL		430,000	589,949	None	None	430,000	589,949	1,019,949	56,045		08/29/11	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Venice	FL		340,000	28,239	None	None	340,000	28,239	368,239	2,683		08/29/11	300
Wauchula	FL		260,000	324,525	None	None	260,000	324,525	584,525	30,830		08/29/11	300
Zephyrhills	FL		220,000	662,046	None	None	220,000	662,046	882,046	62,894		08/29/11	300
Albany	GA		326,690	607,247	None	None	326,690	607,247	933,937	195,331		12/22/05	300
Buford	GA		400,000	361,957	None	None	400,000	361,957	761,957	34,386		08/29/11	300
Buford	GA		1,085,401	1,356,752	None	None	1,085,401	1,356,752	2,442,153	52,009		01/22/13	300
Cairo	GA		210,000	390,566	None	None	210,000	390,566	600,566	94,387		12/25/07	300
Cumming	GA		520,000	248,510	None	None	520,000	248,510	768,510	23,608		08/29/11	300
Duluth	GA		536,205	996,521	None	None	536,205	996,521	1,532,726	254,111		08/28/07	300
Hartwell	GA		869,716	1,087,145	None	None	869,716	1,087,145	1,956,861	41,674		01/22/13	300
Lawrenceville	GA		220,000	384,908	None	None	220,000	384,908	604,908	36,566		08/29/11	300
Lilburn	GA		237,822	442,409	None	None	237,822	442,409	680,231	112,812		08/28/07	300
Lilburn	GA		380,000	338,634	None	None	380,000	338,634	718,634	32,170		08/29/11	300
Loganville	GA		340,000	422,840	None	None	340,000	422,840	762,840	40,170		08/29/11	300
Marietta	GA		423,132	786,530	None	None	423,132	786,530	1,209,662	200,563		08/28/07	300
Norcross	GA		310,000	286,762	None	None	310,000	286,762	596,762	27,242		08/29/11	300
Oakwood	GA		440,000	100,481	None	None	440,000	100,481	540,481	9,546		08/29/11	300
Roswell	GA		310,767	578,088	None	None	310,767	578,088	888,855	147,409		08/28/07	300
Thomasville	GA		300,211	558,074	None	None	300,211	558,074	858,285	179,513		12/22/05	300
Washington	GA		292,628	543,862	None	None	292,628	543,862	836,490	269,206		08/31/01	300
Waycross	GA		223,475	415,563	None	None	223,475	415,563	639,038	133,672		12/22/05	300
Winder	GA		230,000	429,116	None	None	230,000	429,116	659,116	40,766		08/29/11	300
Altoona	IA		426,834	792,693	None	None	426,834	792,693	1,219,527	54,167		04/17/12	300
Cedar Falls	IA		208,411	387,971	None	None	208,411	387,971	596,382	124,796		12/22/05	300
Cedar Falls	IA		187,250	349,057	None	None	187,250	349,057	536,307	84,351		12/21/07	300
Cedar Rapids	IA		125,076	233,206	None	None	125,076	233,206	358,282	75,014		12/22/05	300
Fort Dodge	IA		388,815	722,573	None	None	388,815	722,573	1,111,388	210,751		09/14/06	300
Oelwein	IA		84,244	157,375	None	None	84,244	157,375	241,619	50,621		12/22/05	300
Ottumwa	IA		393,010	729,875	None	None	393,010	729,875	1,122,885	47,442		05/25/12	300
Urbandale	IA		395,896	735,724	None	None	395,896	735,724	1,131,620	214,586		09/14/06	300
Waterloo	IA		263,555	490,374	None	None	263,555	490,374	753,929	154,468		02/28/06	300
Boise	ID		190,894	824,305	None	283	190,894	824,588	1,015,482	464,155		05/17/88	300
Boise	ID		161,352	735,104	None	283	161,352	735,387	896,739	374,257		10/07/88	300
Bethalto	IL		180,000	166,596	None	None	180,000	166,596	346,596	15,827		08/29/11	300
Buffalo Grove	IL		306,250	569,693	None	None	306,250	569,693	875,943	145,269		08/28/07	300
Cahokia	IL		70,000	613,995	None	None	70,000	613,995	683,995	58,330		08/29/11	300
Carlyle	IL		80,000	428,860	None	None	80,000	428,860	508,860	40,742		08/29/11	300
Centralia	IL		225,966	420,573	None	None	225,966	420,573	646,539	135,283		12/22/05	300
Countryside	IL		301,000	559,824	None	None	301,000	559,824	860,824	142,751		08/28/07	300
Edwardsville	IL		360,000	328,978	None	None	360,000	328,978	688,978	31,253		08/29/11	300
Elgin	IL		700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	331,738		08/28/07	300
Fairview Heights	IL		660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	398,879		11/21/05	300
Godfrey	IL		200,000	282,701	None	None	200,000	282,701	482,701	26,857		08/29/11	300
Gurnee	IL		735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	348,264		08/28/07	300
Harrisburg	IL		401,819	1,303,225	None	None	401,819	1,303,225	1,705,044	28,237		06/14/13	300
Highland	IL		130,000	454,866	None	None	130,000	454,866	584,866	43,212		08/29/11	300
Jerseyville	IL		150,000	420,481	None	None	150,000	420,481	570,481	39,946		08/29/11	300
Joliet	IL		280,903	522,424	None	None	280,903	522,424	803,327	133,216		08/28/07	300
Lincoln	IL		206,532	383,970	None	None	206,532	383,970	590,502	190,060		08/31/01	300
Litchfield	IL		130,000	363,760	None	None	130,000	363,760	493,760	34,557		08/29/11	300
Marion	IL		423,340	1,373,026	None	None	423,340	1,373,026	1,796,366	29,749		06/14/13	300
Mascoutah	IL		80,000	435,792	None	None	80,000	435,792	515,792	41,400		08/29/11	300
Mount Vernon	IL		385,304	1,249,662	None	None	385,304	1,249,662	1,634,966	27,076		06/14/13	300
Red Bud	IL		180,000	251,200	None	None	180,000	251,200	431,200	23,864		08/29/11	300
Rock Island	IL		138,463	258,066	None	None	138,463	258,066	396,529	83,010		12/22/05	300
Sparta	IL		240,000	236,571	None	None	240,000	236,571	476,571	22,474		08/29/11	300
Sparta	IL		228,687	741,703	None	None	228,687	741,703	970,390	16,070		06/14/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Troy	IL		230,000	281,230	None	None	230,000	281,230	511,230	26,717		08/29/11	300
Waukegan	IL		496,908	923,576	None	None	496,908	923,576	1,420,484	235,510		08/28/07	300
Westmont	IL		475,300	883,468	None	None	475,300	883,468	1,358,768	225,282		08/28/07	300
Wood River	IL		180,000	369,377	None	None	180,000	369,377	549,377	35,091		08/29/11	300
Elkhart	IN		496,306	922,168	None	None	496,306	922,168	1,418,474	299,705		11/21/05	300
Evansville	IN		136,738	254,864	None	None	136,738	254,864	391,602	81,980		12/22/05	300
Indianapolis	IN		437,500	813,225	None	None	437,500	813,225	1,250,725	207,371		08/28/07	300
Jasper	IN		129,919	242,199	None	None	129,919	242,199	372,118	77,906		12/22/05	300
Kokomo	IN		417,330	775,555	None	None	417,330	775,555	1,192,885	241,715		03/28/06	300
Marion	IN		426,384	792,314	None	None	426,384	792,314	1,218,698	254,861		12/13/05	300
Muncie	IN		136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		03/18/86	300
Muncie	IN		67,156	149,157	13,837	179	67,156	163,173	230,329	155,292		03/30/88	300
Muncie	IN		644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	388,956		11/21/05	300
Munster	IN		560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	265,438		08/28/07	300
Newburgh	IN		161,193	300,280	None	None	161,193	300,280	461,473	96,589		12/22/05	300
South Bend	IN		133,200	617,545	None	134	133,200	617,679	750,879	617,639		04/28/86	300
Valparaiso	IN		365,612	679,507	None	None	365,612	679,507	1,045,119	216,310		01/11/06	300
Washington	IN		155,856	290,368	None	None	155,856	290,368	446,224	93,401		12/22/05	300
Chanute	KS		330,852	615,008	None	None	330,852	615,008	945,860	179,377		09/14/06	300
Fort Scott	KS		269,301	500,698	None	None	269,301	500,698	769,999	146,037		09/14/06	300
Kansas City	KS		190,000	700,039	None	None	190,000	700,039	890,039	66,504		08/29/11	300
Kansas City	KS		170,000	214,040	None	None	170,000	214,040	384,040	20,334		08/29/11	300
Kansas City	KS		210,000	624,304	None	None	210,000	624,304	834,304	59,309		08/29/11	300
Kansas City	KS		140,000	767,812	None	None	140,000	767,812	907,812	72,942		08/29/11	300
Lawrence	KS		410,000	338,788	None	None	410,000	338,788	748,788	32,185		08/29/11	300
Overland Park	KS		408,578	759,513	None	None	408,578	759,513	1,168,091	193,674		08/28/07	300
Overland Park	KS		754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	357,270		08/28/07	300
Parsons	KS		318,516	592,099	None	None	318,516	592,099	910,615	172,695		09/14/06	300
Bowling Green	KY		685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	413,726		11/21/05	300
Hazard	KY		243,836	453,025	None	8	243,836	453,033	696,869	132,136		09/14/06	300
Lexington	KY		122,200	1,400	None	31,682	122,200	33,082	155,282	11,318		12/03/86	240
Madisonville	KY		422,501	784,831	None	None	422,501	784,831	1,207,332	228,909		09/14/06	300
Paducah	KY		673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	406,665		11/21/05	300
Bossier City	LA		172,269	320,497	None	None	172,269	320,497	492,766	93,478		09/14/06	300
Deridder	LA		371,127	690,819	None	None	371,127	690,819	1,061,946	180,751		06/22/07	300
Jonesboro	LA		163,651	304,492	None	None	163,651	304,492	468,143	88,810		09/14/06	300
Natchitoches	LA		291,675	541,890	None	None	291,675	541,890	833,565	268,233		08/31/01	300
Ruston	LA		170,274	316,792	None	None	170,274	316,792	487,066	92,398		09/14/06	300
Shreveport	LA		359,268	667,417	None	None	359,268	667,417	1,026,685	330,369		08/31/01	300
Shreveport	LA		154,671	287,815	None	None	154,671	287,815	442,486	83,946		09/14/06	300
Shreveport	LA		200,033	372,059	None	None	200,033	372,059	572,092	108,517		09/14/06	300
Shreveport	LA		259,987	483,401	None	None	259,987	483,401	743,388	140,992		09/14/06	300
Shreveport	LA		269,130	500,382	None	None	269,130	500,382	769,512	145,945		09/14/06	300
Vivian	LA		135,568	252,338	None	None	135,568	252,338	387,906	73,599		09/14/06	300
Winnfield	LA		145,973	271,661	None	None	145,973	271,661	417,634	79,234		09/14/06	300
Fall River	MA		962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	455,897		08/28/07	300
Lawrence	MA		910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	431,170		08/28/07	300
Hagerstown	MD		499,396	928,250	None	None	499,396	928,250	1,427,646	236,702		08/28/07	300
Canton	MI		279,923	521,223	None	None	279,923	521,223	801,146	132,910		08/28/07	300
Livonia	MI		350,000	651,446	None	None	350,000	651,446	1,001,446	166,116		08/28/07	300
Affton	MO		120,000	171,955	None	None	120,000	171,955	291,955	16,336		08/29/11	300
Bolivar	MO		237,094	440,596	None	None	237,094	440,596	677,690	218,091		08/31/01	300
Bridgeton	MO		570,000	228,347	None	None	570,000	228,347	798,347	21,693		08/29/11	300
Buffalo	MO		159,346	296,519	None	24	159,346	296,543	455,889	86,508		09/14/06	300
Cape Girardeau	MO		450,078	836,372	None	None	450,078	836,372	1,286,450	266,245		01/11/06	300
Desloge	MO		1,020,010	1,275,012	None	None	1,020,010	1,275,012	2,295,022	48,875		01/22/13	300
Dexter	MO		315,830	1,024,338	None	None	315,830	1,024,338	1,340,168	22,194		06/14/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Farmington	MO		340,042	1,102,863	None	None	340,042	1,102,863	1,442,905	23,895		06/14/13	300
Florissant	MO		290,000	86,396	None	None	290,000	86,396	376,396	8,208		08/29/11	300
Florissant	MO		250,000	239,221	None	None	250,000	239,221	489,221	22,726		08/29/11	300
Grandview	MO		280,000	235,370	None	None	280,000	235,370	515,370	22,360		08/29/11	300
Joplin	MO		301,207	749,000	None	None	301,207	749,000	1,050,207	51,671		09/14/06	300
Joplin	MO		281,001	522,428	None	None	281,001	522,428	803,429	152,375		09/14/06	300
Kansas City	MO		230,000	484,010	None	None	230,000	484,010	714,010	45,981		08/29/11	300
Kansas City	MO		200,000	339,994	None	None	200,000	339,994	539,994	32,299		08/29/11	300
Lee’s Summit	MO		500,000	450,156	None	None	500,000	450,156	950,156	42,765		08/29/11	300
Mountain Grove	MO		219,704	408,591	None	None	219,704	408,591	628,295	119,172		09/14/06	300
Mt. Vernon	MO		160,000	282,586	None	None	160,000	282,586	442,586	182,258		11/20/97	300
Nevada	MO		290,795	540,616	None	None	290,795	540,616	831,411	157,680		09/14/06	300
Nixa	MO		251,387	467,430	None	None	251,387	467,430	718,817	136,334		09/14/06	300
Olivette	MO		319,958	1,037,725	None	None	319,958	1,037,725	1,357,683	22,484		06/14/13	300
Poplar Bluff	MO		362,265	1,174,938	None	None	362,265	1,174,938	1,537,203	25,457		06/14/13	300
Poplar Bluff	MO		383,603	1,244,145	None	None	383,603	1,244,145	1,627,748	26,956		06/14/13	300
Potosi	MO		242,154	785,383	None	None	242,154	785,383	1,027,537	17,017		06/14/13	300
Raymore	MO		460,000	663,580	None	None	460,000	663,580	1,123,580	63,040		08/29/11	300
Sikeston	MO		327,805	1,063,176	None	None	327,805	1,063,176	1,390,981	23,035		06/14/13	300
Springfield	MO		251,381	467,418	None	None	251,381	467,418	718,799	136,330		09/14/06	300
Springfield	MO		225,939	420,162	None	None	225,939	420,162	646,101	121,147		10/12/06	300
St Louis	MO		263,107	853,340	None	None	263,107	853,340	1,116,447	18,489		06/14/13	300
St. Louis	MO		340,000	88,519	None	None	340,000	88,519	428,519	8,409		08/29/11	300
St. Louis	MO		500,000	184,049	None	None	500,000	184,049	684,049	17,485		08/29/11	300
St. Robert	MO		329,242	611,728	None	None	329,242	611,728	940,970	302,802		08/31/01	300
Webb City	MO		337,647	627,628	None	None	337,647	627,628	965,275	183,058		09/14/06	300
Biloxi	MS		414,902	770,725	None	None	414,902	770,725	1,185,627	224,795		09/14/06	300
Canton	MS		163,193	303,268	None	None	163,193	303,268	466,461	88,453		09/14/06	300
Carthage	MS		157,803	293,257	None	None	157,803	293,257	451,060	85,533		09/14/06	300
Columbus	MS		128,409	238,775	None	None	128,409	238,775	367,184	76,806		12/22/05	300
Columbus	MS		117,411	218,350	None	None	117,411	218,350	335,761	70,235		12/22/05	300
Corinth	MS		285,607	530,598	None	None	285,607	530,598	816,205	154,758		09/14/06	300
Flowood	MS		154,733	287,549	None	168	154,733	287,717	442,450	83,887		09/14/06	300
Forest	MS		106,457	198,007	None	None	106,457	198,007	304,464	63,692		12/22/05	300
Fulton	MS		239,686	445,337	None	None	239,686	445,337	685,023	220,439		08/31/01	300
Gautier	MS		241,995	449,607	None	None	241,995	449,607	691,602	131,135		09/14/06	300
Greenville	MS		311,324	578,378	None	None	311,324	578,378	889,702	286,295		08/31/01	300
Greenwood	MS		177,329	329,520	None	None	177,329	329,520	506,849	96,110		09/14/06	300
Hernando	MS		137,898	256,282	None	None	137,898	256,282	394,180	74,749		09/14/06	300
Houston	MS		226,962	421,695	None	None	226,962	421,695	648,657	122,994		09/14/06	300
Indianola	MS		270,639	502,822	None	None	270,639	502,822	773,461	248,894		08/31/01	300
Iuka	MS		139,243	258,779	None	None	139,243	258,779	398,022	75,477		09/14/06	300
Jackson	MS		237,982	442,154	None	None	237,982	442,154	680,136	128,962		09/14/06	300
Jackson	MS		352,003	653,900	None	None	352,003	653,900	1,005,903	188,541		10/12/06	300
Kosciusko	MS		311,422	578,550	None	None	311,422	578,550	889,972	168,744		09/14/06	300
Magee	MS		264,395	491,206	None	None	264,395	491,206	755,601	143,268		09/14/06	300
Moss Point	MS		287,821	534,713	None	None	287,821	534,713	822,534	155,958		09/14/06	300
Natchez	MS		402,589	747,934	None	None	402,589	747,934	1,150,523	210,668		12/21/06	300
Newton	MS		284,350	528,311	None	None	284,350	528,311	812,661	261,511		08/31/01	300
Olive Branch	MS		332,234	617,192	None	None	332,234	617,192	949,426	180,014		09/14/06	300
Olive Branch	MS		362,276	673,055	None	None	362,276	673,055	1,035,331	164,899		11/16/07	300
Oxford	MS		164,058	304,873	None	None	164,058	304,873	468,931	88,921		09/14/06	300
Oxford	MS		297,182	552,097	None	None	297,182	552,097	849,279	159,188		10/12/06	300
Philadelphia	MS		292,868	543,912	None	None	292,868	543,912	836,780	158,641		09/14/06	300
Pontotoc	MS		285,006	529,492	None	None	285,006	529,492	814,498	154,435		09/14/06	300
Southaven	MS		498,426	925,905	None	None	498,426	925,905	1,424,331	226,847		11/16/07	300
Starkville	MS		175,436	326,005	None	None	175,436	326,005	501,441	95,085		09/14/06	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tupelo	MS		166,869	310,095	None	None	166,869	310,095	476,964	90,444		09/14/06	300
Tupelo	MS		225,934	419,857	None	None	225,934	419,857	645,791	122,458		09/28/06	300
Vicksburg	MS		275,895	512,632	None	None	275,895	512,632	788,527	149,518		09/28/06	300
West Point	MS		87,859	163,468	None	None	87,859	163,468	251,327	52,582		12/22/05	300
Wiggins	MS		268,104	498,095	None	None	268,104	498,095	766,199	145,278		09/14/06	300
Asheville	NC		264,226	491,419	None	None	264,226	491,419	755,645	125,310		08/28/07	300
Granite Falls	NC		1,412,026	1,765,032	None	None	1,412,026	1,765,032	3,177,058	67,660		01/22/13	300
High Point	NC		872,587	1,090,734	None	None	872,587	1,090,734	1,963,321	41,811		01/22/13	300
Hildebran	NC		966,417	1,208,021	None	None	966,417	1,208,021	2,174,438	46,307		01/22/13	300
Lincolnton	NC		1,811,063	2,263,829	None	None	1,811,063	2,263,829	4,074,892	86,780		01/22/13	300
Raeford	NC		773,505	966,881	None	None	773,505	966,881	1,740,386	37,064		01/22/13	300
Thomasville	NC		983,522	1,229,402	None	None	983,522	1,229,402	2,212,924	47,127		01/22/13	300
Walkertown	NC		1,033,636	1,292,046	None	None	1,033,636	1,292,046	2,325,682	49,528		01/22/13	300
Winston Salem	NC		126,423	235,323	None	None	126,423	235,323	361,746	75,695		12/22/05	300
Winston-Salem	NC		353,239	656,427	None	None	353,239	656,427	1,009,666	324,926		08/31/01	300
Devils Lake	ND		150,390	279,798	None	None	150,390	279,798	430,188	90,002		12/22/05	300
Fargo	ND		217,057	403,609	None	None	217,057	403,609	620,666	129,827		12/22/05	300
Jamestown	ND		136,523	254,045	None	None	136,523	254,045	390,568	81,718		12/22/05	300
Minot	ND		153,870	286,260	None	None	153,870	286,260	440,130	92,080		12/22/05	300
Omaha	NE		444,460	825,938	None	32	444,460	825,970	1,270,430	262,933		01/11/06	300
Omaha	NE		350,000	650,877	None	32	350,000	650,909	1,000,909	165,981		08/28/07	300
Albuquerque	NM		471,899	876,928	None	None	471,899	876,928	1,348,827	223,615		08/28/07	300
Amherst	NY		412,349	767,082	None	None	412,349	767,082	1,179,431	195,604		08/28/07	300
Buffalo	NY		317,454	591,060	None	None	317,454	591,060	908,514	150,716		08/28/07	300
Cincinnati	OH		299,187	556,978	None	None	299,187	556,978	856,165	142,006		08/28/07	300
Mentor	OH		394,450	734,205	None	None	394,450	734,205	1,128,655	187,208		08/28/07	300
Parma	OH		473,710	881,038	None	None	473,710	881,038	1,354,748	224,663		08/28/07	300
Toledo	OH		633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	300,316		08/28/07	300
Bixby	OK		145,791	271,272	None	None	145,791	271,272	417,063	87,259		12/22/05	300
Checotah	OK		153,232	285,092	None	None	153,232	285,092	438,324	91,705		12/22/05	300
Idabel	OK		214,244	398,545	None	None	214,244	398,545	612,789	197,271		08/31/01	300
Owasso	OK		327,043	607,645	None	None	327,043	607,645	934,688	300,781		08/31/01	300
Tahlequah	OK		224,982	418,341	None	None	224,982	418,341	643,323	134,566		12/22/05	300
Tulsa	OK		295,993	549,981	None	None	295,993	549,981	845,974	272,237		08/31/01	300
Salem	OR		198,540	689,507	None	None	198,540	689,507	888,047	471,077		05/23/89	300
The Dalles	OR		1,034,805	1,293,506	None	None	1,034,805	1,293,506	2,328,311	49,584		01/22/13	300
Abington	PA		778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	368,690		08/28/07	300
Greensburg	PA		315,000	586,368	None	None	315,000	586,368	901,368	149,520		08/28/07	300
Philadelphia	PA		423,333	787,125	None	None	423,333	787,125	1,210,458	200,715		08/28/07	300
Aiken	SC		240,937	447,656	None	None	240,937	447,656	688,593	130,566		09/14/06	300
Batesburg	SC		899,686	1,124,607	None	None	899,686	1,124,607	2,024,293	43,110		01/22/13	300
Columbia	SC		952,423	1,190,529	None	None	952,423	1,190,529	2,142,952	45,637		01/22/13	300
Columbia	SC		812,611	1,015,764	None	None	812,611	1,015,764	1,828,375	38,938		01/22/13	300
Inman	SC		809,987	1,012,483	None	None	809,987	1,012,483	1,822,470	38,812		01/22/13	300
Newberry	SC		708,489	885,611	None	None	708,489	885,611	1,594,100	33,948		01/22/13	300
Piedmont	SC		841,862	1,052,327	None	None	841,862	1,052,327	1,894,189	40,339		01/22/13	300
Spartanburg	SC		957,339	1,196,673	None	None	957,339	1,196,673	2,154,012	45,872		01/22/13	300
Chamberlain	SD		139,587	259,627	None	None	139,587	259,627	399,214	83,513		12/22/05	300
Madison	SD		112,143	208,660	None	None	112,143	208,660	320,803	67,118		12/22/05	300
Rapid City	SD		197,967	368,047	None	None	197,967	368,047	566,014	118,388		12/22/05	300
Sioux Falls	SD		340,718	633,332	None	None	340,718	633,332	974,050	176,277		01/19/07	300
Spearfish	SD		142,114	264,320	None	None	142,114	264,320	406,434	85,023		12/22/05	300
Watertown	SD		197,559	367,289	None	None	197,559	367,289	564,848	118,144		12/22/05	300
Winner	SD		115,591	215,063	None	None	115,591	215,063	330,654	69,178		12/22/05	300
Antioch	TN		244,470	454,016	None	None	244,470	454,016	698,486	130,908		10/02/06	300
Bartlett	TN		152,469	283,343	None	None	152,469	283,343	435,812	82,642		09/14/06	300
Brownsville	TN		289,379	538,081	None	None	289,379	538,081	827,460	266,342		08/31/01	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Collierville	TN		433,503	805,339	None	None	433,503	805,339	1,238,842	197,308		11/16/07	300
Columbia	TN		410,242	761,878	None	None	410,242	761,878	1,172,120	219,675		10/02/06	300
Germantown	TN		356,774	662,837	None	None	356,774	662,837	1,019,611	162,395		11/16/07	300
Henderson	TN		155,954	289,815	None	None	155,954	289,815	445,769	84,529		09/14/06	300
Hermitage	TN		341,251	633,753	None	None	341,251	633,753	975,004	182,732		10/02/06	300
Jackson	TN		126,158	234,594	None	None	126,158	234,594	360,752	75,460		12/22/05	300
Jackson	TN		312,734	581,049	44,881	52	312,734	625,982	938,716	144,349		11/16/07	300
Manchester	TN		411,504	764,222	None	None	411,504	764,222	1,175,726	220,351		10/02/06	300
Martin	TN		173,616	322,616	None	None	173,616	322,616	496,232	94,096		09/14/06	300
McMinnville	TN		442,735	635,260	None	None	442,735	635,260	1,077,995	178,913		12/21/06	300
Memphis	TN		148,386	275,760	None	None	148,386	275,760	424,146	80,430		09/14/06	300
Memphis	TN		254,423	472,680	None	None	254,423	472,680	727,103	136,290		10/12/06	300
Memphis	TN		309,358	574,779	None	None	309,358	574,779	884,137	140,821		11/16/07	300
Milan	TN		138,159	256,766	None	None	138,159	256,766	394,925	74,890		09/14/06	300
Millington	TN		285,613	530,630	None	None	285,613	530,630	816,243	262,659		08/31/01	300
Morristown	TN		182,935	340,274	None	None	182,935	340,274	523,209	109,454		12/22/05	300
Murfreesboro	TN		376,568	699,340	None	None	376,568	699,340	1,075,908	201,643		10/02/06	300
Murfreesboro	TN		383,266	712,027	None	None	383,266	712,027	1,095,293	200,554		12/21/06	300
Nashville	TN		147,915	274,700	None	None	147,915	274,700	422,615	79,205		10/02/06	300
Nashville	TN		432,494	803,203	None	None	432,494	803,203	1,235,697	231,590		10/02/06	300
Nashville	TN		350,983	651,825	None	None	350,983	651,825	1,002,808	187,943		10/02/06	300
Ripley	TN		231,552	430,232	None	None	231,552	430,232	661,784	212,962		08/31/01	300
Sevierville	TN		423,790	787,301	None	None	423,790	787,301	1,211,091	229,629		09/28/06	300
Shelbyville	TN		245,370	455,687	None	None	245,370	455,687	701,057	131,390		10/02/06	300
Trenton	TN		174,379	324,032	None	None	174,379	324,032	498,411	94,509		09/14/06	300
Allen	TX		165,000	306,771	None	None	165,000	306,771	471,771	177,416	07/09/99	05/28/99	300
Arlington	TX		560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	265,368		08/28/07	300
Arlington	TX		536,130	996,532	None	None	536,130	996,532	1,532,662	254,113		08/28/07	300
Arlington	TX		269,284	500,766	None	None	269,284	500,766	770,050	127,694		08/28/07	300
Beaumont	TX	1,269,360	1,175,014	1,468,768	None	None	1,175,014	1,468,768	2,643,782	56,303		01/22/13	300
Coppell	TX		212,875	396,007	None	None	212,875	396,007	608,882	100,980		08/28/07	300
Corpus Christi	TX		826,321	1,032,902	None	None	826,321	1,032,902	1,859,223	39,595		01/22/13	300
Dallas	TX		386,451	718,361	None	None	386,451	718,361	1,104,812	183,180		08/28/07	300
Ennis	TX		173,250	384,793	45,798	12,600	173,250	443,191	616,441	394,541		12/28/87	300
Ferris	TX	1,026,840	922,690	1,153,363	None	None	922,690	1,153,363	2,076,053	44,212		01/22/13	300
Forney	TX	1,264,200	1,141,991	1,427,489	None	None	1,141,991	1,427,489	2,569,480	54,720		01/22/13	300
Fort Worth	TX		223,195	492,067	None	54	223,195	492,121	715,316	450,586		06/26/91	300
Fort Worth	TX		423,281	382,059	None	None	423,281	382,059	805,340	288,455		02/10/95	300
Grand Prairie	TX		280,000	520,197	None	None	280,000	520,197	800,197	132,650		08/28/07	300
Houston	TX		194,994	386,056	None	128	194,994	386,184	581,178	347,456		06/25/91	300
Houston	TX		113,693	-	None	None	113,693	-	113,693	-		03/07/97	N/A
Houston	TX		335,664	624,233	None	None	335,664	624,233	959,897	159,178		08/28/07	300
Houston	TX		1,003,721	1,254,651	None	None	1,003,721	1,254,651	2,258,372	48,095		01/22/13	300
Houston	TX	1,197,120	1,139,426	1,424,283	None	None	1,139,426	1,424,283	2,563,709	54,598		01/22/13	300
Hurst	TX		215,623	401,245	None	None	215,623	401,245	616,868	102,315		08/28/07	300
Irving	TX		291,971	543,094	None	None	291,971	543,094	835,065	138,487		08/28/07	300
Killeen	TX		262,500	583,014	None	14,398	262,500	597,412	859,912	596,741		05/29/87	300
Lewisville	TX		448,000	832,667	None	None	448,000	832,667	1,280,667	212,328		08/28/07	300
Lufkin	TX		128,842	239,585	None	None	128,842	239,585	368,427	77,066		12/22/05	300
Lumberton	TX		111,146	206,720	None	None	111,146	206,720	317,866	66,495		12/22/05	300
Porter	TX		227,067	333,031	None	None	227,067	333,031	560,098	251,439		02/09/95	300
Santa Fe	TX		304,414	623,331	None	None	304,414	623,331	927,745	393,679		03/23/98	300
Sealy	TX		197,871	391,753	None	128	197,871	391,881	589,752	352,582		06/25/91	300
Stafford	TX		214,024	423,733	None	128	214,024	423,861	637,885	381,359		06/26/91	300
Temple	TX		302,505	291,414	None	None	302,505	291,414	593,919	220,017		02/09/95	300
Texarkana	TX		311,263	578,266	None	None	311,263	578,266	889,529	286,239		08/31/01	300
Victoria	TX	1,140,360	1,062,212	1,327,765	None	None	1,062,212	1,327,765	2,389,977	50,898		01/22/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Victoria	TX	990,720	884,385	1,105,481	None	None	884,385	1,105,481	1,989,866	42,377		01/22/13	300
Vidor	TX		146,291	271,990	None	None	146,291	271,990	418,281	87,490		12/22/05	300
Hampton	VA		805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	381,427		08/28/07	300
Lynchburg	VA		308,824	573,529	None	None	308,824	573,529	882,353	75,515		09/14/10	300
Virginia Beach	VA		551,588	797,260	18,045	19,745	551,588	835,050	1,386,638	518,920		02/23/98	300
Spokane	WA		479,531	646,719	None	None	479,531	646,719	1,126,250	408,458		03/27/98	300
Vancouver	WA		1,302,457	1,628,071	None	None	1,302,457	1,628,071	2,930,528	62,409		01/22/13	300
Appleton	WI		340,126	631,662	None	None	340,126	631,662	971,788	43,164		04/17/12	300
Grafton	WI		149,778	332,664	None	172	149,778	332,836	482,614	332,836		10/29/87	300
Green Bay	WI		308,131	572,756	None	None	308,131	572,756	880,887	182,327		01/11/06	300
Oshkosh	WI		385,870	716,616	None	None	385,870	716,616	1,102,486	48,969		04/17/12	300

Shoe stores
Lebec	CA	9,100,140	2,357,234	30,943,343	None	None	2,357,234	30,943,343	33,300,577	847,258		01/22/13	420
Staten Island	NY		3,190,883	3,413,933	104,361	207,462	3,190,883	3,725,756	6,916,639	1,808,102		03/26/98	300
Brookville	OH	19,099,860	2,577,129	48,823,456	None	None	2,577,129	48,823,456	51,400,585	1,336,833		01/22/13	420

Sporting goods
Anchorage	AK		1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	2,463,752		10/17/01	300
Mesa	AZ		984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	422,456		02/12/07	300
Phoenix	AZ		2,730,000	4,509,356	None	None	2,730,000	4,509,356	7,239,356	578,701		10/22/10	300
Phoenix	AZ		3,250,000	5,735,722	None	None	3,250,000	5,735,722	8,985,722	736,084		10/22/10	300
Fresno	CA		1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,621,866		10/17/01	300
Daytona Beach	FL		608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	1,033,082	09/10/03	04/18/03	300
Fort Myers	FL		1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	989,142		10/17/01	300
Gainesville	FL		1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	1,091,203		10/17/01	300
Jupiter	FL		1,698,316	4,352,255	None	247,488	1,698,316	4,599,743	6,298,059	1,974,709		05/03/00	300
Melbourne	FL		994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,990,713		10/17/01	300
Orlando	FL		1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	1,256,748		10/17/01	300
Pooler	GA		1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	564,331		03/01/06	300
Geneva	IL		2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	897,984		10/17/01	300
Avon	IN		2,200,000	1,092,251	None	None	2,200,000	1,092,251	3,292,251	41	In-progress	10/11/13	300
Bowie	MD		2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,487,891		10/17/01	300
Winston Salem	NC		2,390,000	3,416,323	None	None	2,390,000	3,416,323	5,806,323	96,796		04/12/13	300
Kearney	NE		173,950	344,393	None	203	173,950	344,596	518,546	325,323		05/01/90	300
Glendale	NY		5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,608,536		12/29/04	300
Eugene	OR		720,000	7,434,760	25,586	None	720,000	7,460,346	8,180,346	237,554		03/22/13	300
Mechanicsburg	PA		2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,892,911		11/08/01	300
Columbia	SC		1,145,120	2,770,957	None	432	1,145,120	2,771,389	3,916,509	687,228		03/03/05	300
Spartanburg	SC		1,234,815	3,111,921	(428,405)	None	806,409	3,111,921	3,918,330	1,093,128		03/03/05	300
Mt Juliet	TN		2,449,395	253,756	None	None	2,449,395	253,756	2,703,151	5	In-progress	12/10/13	300
El Paso	TX		700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	1,221,432		10/17/01	300
Fredericksburg	VA		1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,455,173		10/17/01	300

Telecommunications
Augusta	GA		2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	1,205,613		04/01/11	300
Harmans	MD		3,411,391	11,757,946	None	None	3,411,391	11,757,946	15,169,337	321,944		01/22/13	420
Salem	OR		1,721,686	9,387,216	2,750	58	1,721,686	9,390,024	11,111,710	954,956		06/22/11	300
Brownsville	TX		1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	1,253,520		04/01/11	300

Theaters
Fairbanks	AK		2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	4,995		09/27/00	300
Huntsville	AL		2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	7,464		09/27/00	300
Chula Vista	CA		2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	846,845		08/08/11	300
Norwalk	CA		2,466,208	13,463,098	None	None	2,466,208	13,463,098	15,929,306	1,278,994		08/08/11	300
Naples	FL		2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	4,773,921		09/27/00	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Austell	GA		2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	964,082		08/08/11	300
Chamblee	GA		4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	7,606		09/27/00	300
Morrow	GA		2,962,468	13,170,143	96,973	None	2,962,468	13,267,116	16,229,584	1,265,746		08/08/11	300
Council Bluffs	IA		4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	2,743,718		01/31/08	300
Dubuque	IA		3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	1,409,976		01/31/08	300
Edwardsville	IL		4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	3,008,500		09/28/05	300
Lake in the Hills	IL		3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	3,105,812		09/28/05	300
Marion	IL		832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	1,160,785		09/28/05	300
Mattoon	IL		543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	1,694,871		09/28/05	300
Pekin	IL		1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	3,045,719		09/28/05	300
Rockford	IL		4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	5,530,848		09/28/05	300
Springfield	IL		3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	3,450,800		09/28/05	300
Bloomington	IN		2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	2,631,681		09/28/05	300
Columbus	IN		1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	2,399,387		09/28/05	300
Indianapolis	IN		2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	5,659,742		09/28/05	300
Terre Haute	IN		1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	3,262,226		09/28/05	300
Coon Rapids	MN		2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	4,963,221		09/28/05	300
Inver Grove	MN		2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	5,065,945		09/28/05	300
Poplar Bluff	MO		1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	1,616,037		09/28/05	300
Rockaway	NJ		8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	4,138,841	12/06/06	04/13/05	300
Binghamton	NY		2,700,000	5,570,505	17,458	None	2,700,000	5,587,963	8,287,963	1,858,078		09/29/05	300
Henrietta	NY		2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	850,596		08/08/11	300
Akron	OH		1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	723		09/27/00	300
Beavercreek	OH		2,062,545	8,467,551	421,563	None	2,062,545	8,889,114	10,951,659	860,968		08/08/11	300
Columbus	OH		2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	2,296,877		11/01/02	300
Hillsboro	OR		4,915,032	16,377	None	58	4,915,032	16,435	4,931,467	8,548		09/27/00	300
Portland	OR		2,793,001	9,942	None	58	2,793,001	10,000	2,803,001	5,192		09/27/00	300
Spartanburg	SC		2,072,738	8,340,814	2,000	None	2,072,738	8,342,814	10,415,552	486,689		07/31/12	300
Burleson	TX		2,280,000	2,802,189	None	134	2,280,000	2,802,323	5,082,323	836,012		07/26/06	300
Laredo	TX		2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	1,586,600	10/11/06	08/09/05	300
Live Oak	TX		2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	1,204,111		08/08/11	300
Longview	TX		2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	1,725,364		12/21/05	300
Lubbock	TX		1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	663,515		08/08/11	300
Waco	TX		1,013,706	5,880,539	None	None	1,013,706	5,883,538	6,897,244	1,695,555		10/06/06	300
Glen Allen	VA		1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	5,182,894		09/27/00	300
Roanoke	VA		2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	885,871		08/08/11	300
Sterling	VA		4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	16,824		09/27/00	300
Marysville	WA		1,988,142	-	None	None	1,988,142	-	1,988,142	-		07/27/00	N/A
Fitchburg	WI		5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	2,452,565		01/31/08	300

Transportation services
North Phoenix	AZ		4,106,903	23,819,301	None	None	4,106,903	23,819,301	27,926,204	652,195		01/22/13	420
W. Sacramento	CA	15,000,000	12,277,918	29,165,650	None	None	12,277,918	29,165,650	41,443,568	798,583		01/22/13	420
Palmetto	FL		1,853,907	9,635,997	12,345	None	1,853,907	9,648,342	11,502,249	1,077,177		03/17/11	300
Conley	GA		420,000	780,000	None	None	420,000	780,000	1,200,000	92,300		01/10/11	300
Chicago	IL		612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	134,604		01/10/11	300
Grayslake	IL		5,044,195	26,211,730	500	None	5,044,195	26,212,230	31,256,425	1,987,268		04/21/11	300
Evansville	IN		959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	371,536		09/13/11	300
Dodge City	KS	1,228,080	244,811	3,713,722	None	None	244,811	3,713,722	3,958,533	62,652		01/22/13	420
Hays	KS	897,840	171,304	1,555,203	None	None	171,304	1,555,203	1,726,507	42,572		01/22/13	420
Wichita	KS		2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	823,850		03/16/11	300
Louisville	KY		472,500	877,500	None	None	472,500	877,500	1,350,000	103,838		01/10/11	300
Louisville	KY	14,801,130	5,732,055	30,841,995	53,637	None	5,732,055	30,895,632	36,627,687	844,937		01/22/13	420
St. Rose	LA		3,147,428	8,283,048	None	None	3,147,428	8,283,048	11,430,476	676,449		12/20/11	300
Baltimore	MD		1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	1,909,063	12/24/03	04/01/03	300
Baltimore	MD		4,499,317	46,065,637	36,500	None	4,499,317	46,102,137	50,601,454	1,264,499		01/22/13	420

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Detroit	MI		280,000	520,000	None	None	280,000	520,000	800,000	61,533		01/10/11	300
Gibraltar	MI		245,000	455,000	None	None	245,000	455,000	700,000	53,842		01/10/11	300
Saginaw	MI		219,564	10,638,391	None	None	219,564	10,638,391	10,857,955	291,289		01/22/13	420
Saline	MI	4,833,060	1,275,995	13,484,105	None	None	1,275,995	13,484,105	14,760,100	369,199		01/22/13	420
Shakopee	MN		2,451,948	12,617,768	None	98,424	2,451,948	12,716,192	15,168,140	914,281		03/17/11	300
St. Cloud	MN	2,203,320	474,860	4,309,642	None	None	474,860	4,309,642	4,784,502	118,002		01/22/13	420
Springfield	MO	9,498,870	2,669,300	19,440,332	None	None	2,669,300	19,440,332	22,109,632	532,295		01/22/13	420
Petal	MS		315,000	3,661,567	None	None	315,000	3,661,567	3,976,567	53,604	05/24/13	07/12/12	420
Charlotte	NC		735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	161,525		01/10/11	300
Grand Forks	ND	1,692,480	366,876	3,329,620	None	None	366,876	3,329,620	3,696,496	91,168		01/22/13	420
Lincoln	NE	3,668,760	792,802	8,030,247	None	None	792,802	8,030,247	8,823,049	219,876		01/22/13	420
West Lebanon	NH		996,755	8,076,928	None	None	996,755	8,076,928	9,073,683	221,154		01/22/13	420
Bronx	NY	14,041,217	-	19,765,973	75,475	None	-	19,841,448	19,841,448	548,287		01/22/13	420
East Greenbush	NY		5,393,842	59,455,985	None	None	5,393,842	59,455,985	64,849,827	1,627,961		01/22/13	420
Columbus	OH		245,000	455,000	None	None	245,000	455,000	700,000	53,842		01/10/11	300
North Canton	OH		-	10,641,063	None	None	-	10,641,063	10,641,063	291,362		01/22/13	420
Uniontown	OH		2,237,958	53,040,112	None	None	2,237,958	53,040,112	55,278,070	1,452,289		01/22/13	420
Vandalia	OH		719,985	10,102,113	None	None	719,985	10,102,113	10,822,098	690,311		04/10/12	300
Walbridge	OH		210,000	390,000	None	None	210,000	390,000	600,000	46,150		01/10/11	300
Coraopolis	PA		350,000	650,000	None	None	350,000	650,000	1,000,000	76,917		01/10/11	300
Franklin	PA		405,243	1,831,240	22,294	None	405,243	1,853,534	2,258,777	209,488		03/15/11	300
Parker	PA		210,000	390,000	None	None	210,000	390,000	600,000	46,150		01/10/11	300
Snow Shoe	PA	6,965,000	591,101	12,994,366	None	None	591,101	12,994,366	13,585,467	355,798		01/22/13	420
Sioux Falls	SD	1,605,500	416,023	3,775,664	None	None	416,023	3,775,664	4,191,687	102,763		01/22/13	420
Chattanooga	TN		2,024,239	8,974,591	500	None	2,024,239	8,975,091	10,999,330	1,002,300		03/17/11	300
Memphis	TN		3,570,000	16,398,303	None	None	3,570,000	16,398,303	19,968,303	409,958		02/27/13	420
Freeport	TX		245,000	455,000	None	None	245,000	455,000	700,000	53,842		01/10/11	300
Houston	TX		5,802,459	45,111,656	None	None	5,802,459	45,111,656	50,914,115	1,235,200		01/22/13	420
La Porte	TX		875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	192,292		01/10/11	300
Sherman	TX		439,127	9,850,546	None	None	439,127	9,850,546	10,289,673	269,716		01/22/13	420
Vineyard	UT		1,732,107	5,356,844	None	None	1,732,107	5,356,844	7,088,951	598,181		03/17/11	300
Spokane	WA		805,923	9,103,792	None	None	805,923	9,103,792	9,909,715	249,270		01/22/13	420
Beckley	WV	2,306,520	497,198	4,512,378	None	None	497,198	4,512,378	5,009,576	123,553		01/22/13	420
Charleston	WV		2,251,894	4,053,565	None	None	2,251,894	4,053,565	6,305,459	120,642		12/28/12	420

Wholesale clubs
Colorado Springs	CO		3,540,000	6,208,464	None	None	3,540,000	6,208,464	9,748,464	134,559		06/28/13	300
Derby	CT		5,699,931	10,585,586	None	None	5,699,931	10,585,586	16,285,517	546,995		09/20/12	300
Waterford	CT		11,841,797	21,991,910	None	None	11,841,797	21,991,910	33,833,707	1,136,322		09/20/12	300
Sanford	FL		5,788,032	10,749,203	None	None	5,788,032	10,749,203	16,537,235	555,449		09/20/12	300
Augusta	GA	5,690,200	4,673,148	9,903,758	2,072	None	4,673,148	9,905,830	14,578,978	379,834		01/22/13	300
Louisville	KY		2,760,000	4,165,646	None	None	2,760,000	4,165,646	6,925,646	90,298		06/28/13	300
Kenner	LA		2,570,000	6,296,219	None	None	2,570,000	6,296,219	8,866,219	136,461		06/28/13	300
Bel Air	MD		8,965,840	16,650,846	None	None	8,965,840	16,650,846	25,616,686	860,367		09/20/12	300
Columbia	MD		10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	1,737,825		09/30/11	300
Nashua	NH		7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	1,226,494		09/30/11	300
Clay	NY		6,902,476	12,818,884	None	None	6,902,476	12,818,884	19,721,360	662,419		09/20/12	300
Freeport	NY		13,122,718	24,370,763	None	None	13,122,718	24,370,763	37,493,481	2,234,120		09/30/11	300
Yorktown Heights	NY		11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	1,910,989		09/30/11	300
Oklahoma City	OK		3,130,000	6,609,026	None	None	3,130,000	6,609,026	9,739,026	143,238		06/28/13	300
Tulsa	OK		3,100,000	6,282,393	None	None	3,100,000	6,282,393	9,382,393	136,161		06/28/13	300
Conshohocken	PA		7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	1,231,086		09/30/11	300
Stroudsburg	PA		5,192,837	9,643,840	None	None	5,192,837	9,643,840	14,836,677	498,375		09/20/12	300
York	PA		5,433,864	10,091,462	None	None	5,433,864	10,091,462	15,525,326	521,466		09/20/12	300
Memphis	TN		4,810,000	4,880,207	None	None	4,810,000	4,880,207	9,690,207	105,738		06/28/13	300
Nashville	TN		3,750,000	6,192,254	None	None	3,750,000	6,192,254	9,942,254	134,208		06/28/13	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Amarillo	TX		1,190,000	5,821,158	None	None	1,190,000	5,821,158	7,011,158	126,153		06/28/13	300
El Paso	TX		2,720,000	6,294,142	None	None	2,720,000	6,294,142	9,014,142	136,401		06/28/13	300
Houston	TX		3,370,000	5,867,135	None	None	3,370,000	5,867,135	9,237,135	127,164		06/28/13	300
Houston	TX		3,410,000	5,761,123	None	None	3,410,000	5,761,123	9,171,123	124,867		06/28/13	300
Plano	TX		6,750,000	7,581,624	None	None	6,750,000	7,581,624	14,331,624	164,297		06/28/13	300
San Antonio	TX		3,660,000	5,214,663	None	None	3,660,000	5,214,663	8,874,663	113,027		06/28/13	300
San Antonio	TX		3,830,000	5,021,369	None	None	3,830,000	5,021,369	8,851,369	108,839		06/28/13	300
Tyler	TX		1,940,000	4,640,372	None	None	1,940,000	4,640,372	6,580,372	100,584		06/28/13	300
Waco	TX		2,000,000	4,264,280	None	None	2,000,000	4,264,280	6,264,280	92,435		06/28/13	300
Mechanicsville	VA		5,650,222	10,493,270	None	None	5,650,222	10,493,270	16,143,492	542,152		09/20/12	300
Woodbridge	VA		5,659,285	10,510,101	None	None	5,659,285	10,510,101	16,169,386	963,559		09/30/11	300

Other
Birmingham	AL		392,795	865,115	39,818	522	392,795	905,455	1,298,250	575,438		09/30/97	300
Escondido	CA		1,949,375	12,966,248	831,069	None	1,949,375	13,797,317	15,746,692	3,433,428	08/13/07	01/18/06	300
San Diego	CA		5,699,757	15,242,374	None	None	5,699,757	15,242,374	20,942,131	126,541		09/13/13	420
San Diego	CA		5,810,243	14,480,903	(15,825)	None	5,810,243	14,465,078	20,275,321	120,542		09/13/13	420
Nampa	ID		183,743	408,101	None	9,024	183,743	417,125	600,868	410,872		05/06/88	300
Wichita	KS		289,714	797,856	10,910	16,580	289,714	825,346	1,115,060	491,998		11/23/98	300
Forest Park	OH		328,187	921,232	118,422	300	328,187	1,039,954	1,368,141	623,685		11/14/97	300
Humble	TX		106,000	545,518	91,611	8,372	106,000	645,501	751,501	594,237		03/25/86	300
Venice	FL		259,686	362,562	56,657	154	259,686	419,373	679,059	255,567		11/26/96	300
Jackson	MS		405,360	656,296	(124,313)	21,751	405,360	553,734	959,094	483,074		11/26/96	300
Meridian	MS		181,156	515,598	107,001	None	181,156	622,599	803,755	406,607		11/26/96	300
Watertown	NY		139,199	-	None	None	139,199	-	139,199	-		08/18/86	N/A
American Fork	UT		849,848	2,561,827	None	None	849,848	2,561,827	3,411,675	29,888		09/26/13	300
South Jordan	UT		1,620,150	1,879,850	None	None	1,620,150	1,879,850	3,500,000	15,665		10/15/13	300
Crest Net Lease			2,735,484	3,495,137	(3,336,209)	17,090	2,735,484	176,019	2,911,503	222,687		Various	300

		754,508,243	2,800,717,241	7,100,811,966	10,211,675	6,328,853	2,797,632,577	7,120,437,158	9,918,069,735	1,121,460,394

Note 1.	Realty Income Corporation ownes 3,876 single-tenant properties and Crest Net Lease, Inc. owns three properties.

Realty Income Corporation also owns 20 multi-tenant properties, two are located in San Diego, CA and one is located in each of the following cities: Elk Grove, CA; Escondido, CA; Hanford, CA; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Macon, GA; Fair Grove, MO; Columbus, OH; Edmond, OK; Jackson, TN; Cedar Park, TX; Dallas, TX; Humble, TX; The Colony, TX; Virginia Beach, VA and Sheboygan, WI.

Note 2.	Includes mortgages payable secured by 227 properties, but excludes unamortized net debt premiums of $28.9 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $9,337,053,736 and for Crest Net Lease, Inc. is $6,393,453.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:								2013	2012	2011

	Balance at Beginning of Period								5,978,155,929	4,976,096,132	4,119,901,302

	Additions During Period:
	Acquisitions								4,701,785,534	1,130,059,158	1,016,170,863
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets								(645,225,410)	(86,100,036)	(133,491,909)
	Equipment								0	0	14,238
	Improvements, Etc.								7,226,683	4,934,558	2,435,950
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)								6,997,768	13,081,252	3,286,251

	Total Additions								4,070,784,575	1,061,974,932	888,415,393

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

	Deductions During Period:
	Cost of Real Estate sold or disposed of	127,218,307	54,223,955	31,383,561
	Cost of Equipment sold	0	0	0
	Releasing costs	251,616	582,705	584,192
	Other (including Provisions for Impairment)	3,400,846	5,108,475	252,810

	Total Deductions	130,870,769	59,915,135	32,220,563

	Balance at Close of Period	9,918,069,735	5,978,155,929	4,976,096,132

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	936,019,074	816,087,890	715,023,381

	Additions During Period - Provision for Depreciation	242,619,990	135,470,091	113,671,104

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	57,178,670	15,538,907	12,606,595

	Balance at Close of Period	1,121,460,394	936,019,074	816,087,890

Note 6.	In 2013, provisions for impairment were recorded on nine Realty Income properties.
In 2012, provisions for impairment were recorded on ten Realty Income properties.
In 2011, provisions for impairment were recorded on five Realty Income properties.

Note 7.

In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate negative $64,339 in 2013, $30,553 in 2012 and $152,277 in 2011 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

See report of independent registered public accounting firm.