Form 10-Q
period 2014-03-31
REALTY INCOME CORP
filed 2014-05-01
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014, or

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

There were 221,441,858 shares of common stock outstanding as of April 21, 2014.

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(dollars in thousands, except per share data)

	2014	2013
ASSETS	(unaudited)
Real estate, at cost:
Land	$2,917,117	$2,791,147
Buildings and improvements	7,603,513	7,108,328
Total real estate, at cost	10,520,630	9,899,475
Less accumulated depreciation and amortization	(1,179,550)	(1,114,888)
Net real estate held for investment	9,341,080	8,784,587
Real estate held for sale, net	12,145	12,022
Net real estate	9,353,225	8,796,609
Cash and cash equivalents	14,142	10,257
Accounts receivable, net	40,329	39,323
Acquired lease intangible assets, net	986,063	935,459
Goodwill	15,598	15,660
Other assets, net	71,424	127,133
Total assets	$10,480,781	$9,924,441

LIABILITIES AND EQUITY
Distributions payable	$41,543	$41,452
Accounts payable and accrued expenses	70,340	102,511
Acquired lease intangible liabilities, net	155,195	148,250
Other liabilities	40,769	44,030
Line of credit payable	740,100	128,000
Term loan	70,000	70,000
Mortgages payable, net	822,270	783,360
Notes payable, net	3,185,796	3,185,480
Total liabilities	5,126,013	4,503,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	609,363	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 207,631,143 shares issued and outstanding as of March 31, 2014 and 207,485,073 shares issued and outstanding at December 31, 2013	5,774,395	5,767,878
Distributions in excess of net income	(1,058,120)	(991,794)
Total stockholders’ equity	5,325,638	5,385,447
Noncontrolling interests	29,130	35,911
Total equity	5,354,768	5,421,358
Total liabilities and equity	$10,480,781	$9,924,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2014 and 2013

(dollars in thousands, except per share data) (unaudited)

	2014	2013
REVENUE
Rental	$214,122	$167,798
Tenant reimbursements	6,427	6,027
Other	1,023	1,697
Total revenue	221,572	175,522

EXPENSES
Depreciation and amortization	89,970	66,749
Interest	51,720	41,599
General and administrative	12,886	11,628
Property (including reimbursable)	10,577	9,572
Income taxes	1,091	577
Merger-related costs	-	12,030
Provisions for impairment	1,683	-
Total expenses	167,927	142,155
Gain on sale of real estate	1,271	-
Income from continuing operations	54,916	33,367
Income from discontinued operations	3,077	39,859
Net income	57,993	73,226
Net income attributable to noncontrolling interests	(332)	(9)
Net income attributable to the Company	57,661	73,217
Preferred stock dividends	(10,482)	(10,482)
Net income available to common stockholders	$47,179	$62,735

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.21	$0.13
Net income:
Basic	$0.23	$0.37
Diluted	$0.23	$0.36
Weighted average common shares outstanding:
Basic	207,003,950	171,659,191
Diluted	207,324,363	172,053,880

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2014 and 2013

(dollars in thousands) (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,993	$73,226
Adjustments to net income:
Depreciation and amortization	89,970	66,749
Income from discontinued operations	(3,077)	(39,859)
Amortization of share-based compensation	2,697	3,845
Non-cash rental adjustments	(1,942)	(1,410)
Amortization of net premiums on mortgages payable	(2,385)	(1,947)
Amortization of deferred financing costs	2,585	2,139
Gain on sale of real estate	(1,271)	-
Provisions for impairment on real estate	1,683	-
Cash provided by discontinued operations:
Real estate	470	2,292
Proceeds from sale of real estate	820	-
Change in assets and liabilities, other than from the impact of our acquisition of American Realty Capital Trust, Inc., or ARCT
Accounts receivable and other assets	9,600	(2,943)
Accounts payable, accrued expenses and other liabilities	(42,947)	(45,818)
Net cash provided by operating activities	114,196	56,274
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investment properties, net of cash received	(603,980)	(100,051)
Improvements to real estate, including leasing costs	(1,369)	(1,678)
Proceeds from sale of real estate:
Continuing operations	5,772	-
Discontinued operations	6,918	59,459
Loans receivable	-	(9,587)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(460)	(37,353)
Net cash used in investing activities	(593,119)	(89,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(113,414)	(84,977)
Cash dividends to preferred stockholders	(10,482)	(10,482)
Borrowings on line of credit	732,800	782,600
Payments on line of credit	(120,700)	(824,000)
Principal payment on notes payable	-	(100,000)
Principal payments on mortgages payable	(1,797)	(1,112)
Proceeds from term loan	-	70,000
Repayment of ARCT line of credit	-	(317,207)
Repayment of ARCT term loan	-	(235,000)
Proceeds from common stock offerings, net	-	755,495
Distributions to noncontrolling interests	(466)	(115)
Proceeds from dividend reinvestment and stock purchase plan, net	2,126	811
Other items, including shares withheld upon vesting	(5,259)	(4,166)
Net cash provided by financing activities	482,808	31,847
Net increase (decrease) in cash and cash equivalents	3,885	(1,089)
Cash and cash equivalents, beginning of period	10,257	5,248
Cash and cash equivalents, end of period	$14,142	$4,159

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

1.                  Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

Prior to the date of adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, we reported, in discontinued operations, the results of operations of properties that had either been disposed of or classified as held for sale in financial statements issued.  See footnote 2.E. below for a description of our early adoption of this recent accounting pronouncement and the impact on our presentation of discontinued operations on our consolidated statements of income.

Certain of the 2013 balances have been revised on our consolidated financial statements as follows:

-        We previously reported certain operating activities of our wholly owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, as discontinued operations.  We have revised the 2013 amounts to report those activities in continuing operations.  Subsequent to the revision, results of operations for Crest properties that were disposed of or classified as held for sale as of December 31, 2013, continue to be reported in discontinued operations.

At March 31, 2014, we owned 4,208 properties, located in 49 states and Puerto Rico, containing over 66.8 million leasable square feet.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 10).  We have no unconsolidated investments.

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $513,000 at March 31, 2014 and $498,000 at December 31, 2013.

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

E.  In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-08, which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment.  The amendments in this ASU changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective, on a prospective basis, for all disposals or classifications as held for sale of components of an entity that occur within interim and annual periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  We have chosen to early adopt ASU 2014-08 for the three-month period ending March 31, 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K will be presented within income from continuing operations on our consolidated statements of income.

3.                  Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2014	2013
Acquired in-place leases	$898,393	$843,616
Accumulated amortization of acquired in-place leases	(114,793)	(95,084)
Acquired above-market leases	227,940	207,641
Accumulated amortization of acquired above-market leases	(25,477)	(20,714)
	$986,063	$935,459

	March 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2014	2013
Deferred financing costs on notes payable, net	$19,182	$19,856
Notes receivable issued in connection with property sales	18,981	19,078
Prepaid expenses	14,023	11,674
Credit facility origination costs, net	6,377	7,146
Impounds related to mortgages payable	5,835	5,555
Corporate assets, net	1,301	1,259
Deferred financing costs on mortgages payable, net	1,118	1,219
Deferred financing costs on term loan, net	233	248
Restricted escrow deposits	460	10,158
Loans receivable	-	48,844
Other items	3,914	2,096
	$71,424	$127,133

C. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2014	2013
Common stock distributions	$37,888	$37,797
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	161	161
	$41,543	$41,452

D. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2014	2013
Notes payable - interest payable	$26,424	$55,616
Accrued costs on properties under development	21,125	14,058
Mortgages payable - accrued interest payable	3,032	2,790
Other items	19,759	30,047
	$70,340	$102,511

E. Acquired lease intangible liabilities, net, consist of the	March 31,	December 31,
following (dollars in thousands) at:	2014	2013
Acquired below-market leases	$168,380	$158,703
Accumulated amortization of acquired below-market leases	(13,185)	(10,453)
	$155,195	$148,250

F. Other liabilities consist of the following	March 31,	December 31,
(dollars in thousands) at:	2014	2013
Rent received in advance	$28,208	$31,144
Preferred units issued upon acquisition of ARCT	6,750	6,750
Security deposits	5,811	6,136
	$40,769	$44,030

4.         Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.                 Acquisitions during the First Quarter of 2014 and 2013

During the first three months of 2014, we invested $656.7 million in 337 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.0%. The 337 new properties and properties under development or expansion, are located in 35 states, will contain over 4.5 million leasable square feet and are 100% leased with a weighted average lease term of 14.2 years. The tenants occupying the new properties operate in 15 industries and the property types consist of 87.6% retail, 7.8% industrial and distribution, and 4.6% office, based on rental revenue.  None of our investments during the first quarter of 2014 caused any one tenant to be 10% or more of our total assets at March 31, 2014.

We previously disclosed a purchase and sale agreement with Inland Diversified Real Estate Trust, Inc., or Inland, and certain subsidiaries of Inland, to acquire 84 single-tenant, 100% net-leased properties, of which we acquired 56 properties for $274.3 million during the first quarter of 2014.  The majority of the remaining properties are expected to close during the second quarter of 2014.

The $656.7 million invested during the first three months of 2014 was allocated as follows: $132.2 million to land, $455.3 million to buildings and improvements, $74.0 million to intangible assets related to leases, $901,000 to other assets, net, and $8.5 million to intangible liabilities related to leases and other assumed liabilities. We also recorded mortgage discounts of $2.8 million associated with the $45.9 million of mortgages acquired during the first three months of 2014.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2014 contributed total revenues of $7.9 million and income from continuing operations of $3.2 million.

The purchase price allocation for $403.8 million of the $656.7 million invested by us in the first three months of 2014 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2014.  In the first quarter of 2014, we finalized the purchase price allocations for $120.8 million invested in the fourth quarter of 2013.  There were no material changes to our consolidated balance sheet or income statement as a result of these purchase price allocation adjustments.

In comparison, during the first three months of 2013, Realty Income invested $128.4 million in 27 properties and properties under development or expansion (in addition to our acquisition of American Realty Capital Trust, Inc. or ARCT, which is discussed below), with an initial weighted average contractual lease rate of 7.9%. These 27 properties are located in 16 states, contain over 477,000 leasable square feet and are 100% leased with a weighted average lease term of 13.8 years. The tenants occupying the new properties operate in seven industries and the property types consist of 79.8% retail, 15.1% office, and 5.1% industrial and distribution, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of ARCT, which added 515 properties to our real estate portfolio during the first quarter of 2013.

The 515 properties added to our real estate portfolio as a result of the ARCT acquisition are located in 44 states and Puerto Rico, contain over 16.0 million leasable square feet, and are 100% leased with a weighted average lease term of 12.2 years.  The 69 tenants occupying the 515 properties acquired operate in 28 industries and the property types consist of 54.0% retail, 32.6% industrial and distribution, and 13.4% office, based on rental revenue.  We recorded ARCT merger-related transaction costs of $12.0 million in the first three months of 2013.  These merger related transaction costs included, but were not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes.

Our combined total investment in real estate assets, including the ARCT acquisition, during the first quarter of 2013 was $3.3 billion.

The $3.3 billion invested during the first three months of 2013 was allocated as follows: $499.3 million to land, $2.28 billion to buildings and improvements, $581.5 million to intangible assets related to leases, $9.4 million to other assets, net, and $81.1 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $26.8 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.  This allocation has been adjusted from that previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as a result of measurement period adjustments, previously disclosed in our 2013 Annual Report on Form 10-K, that were recorded during the second half of 2013 upon completion of the real estate valuations for the ARCT portfolio.  As a result of these adjustments to the asset allocation, revisions were made to our income statement for the first three months of 2013 for the impact related to rental revenue and depreciation and amortization.  The net impact of these revisions increased net income by $1.4 million for the first three months of 2013.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is commonly fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $656.7 million we invested during the first three months of 2014, $13.4 million was invested in 13 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.

B.                Acquisition Transaction Costs

Acquisition transaction costs (excluding ARCT merger-related costs) of $454,000 and $143,000 were recorded to general and administrative expense on our consolidated statement of income for the three months ended March 31, 2014 and 2013, respectively.

C.                 Investments in Existing Properties

During the first three months of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $192,000 for re-leasing costs and $1.2 million for building and tenant improvements. In comparison, during the first three months of 2013, we capitalized costs of $1.7 million on existing properties in our portfolio, consisting of $413,000 for re-leasing costs and $1.3 million for building and tenant improvements.

D.                 Properties with Existing Leases

Of the $656.7 million we invested in the first three months of 2014, approximately $403.8 million was used to acquire 90 properties with existing leases. Associated with these 90 properties, we recorded $55.9 million as the intangible value of the in-place leases, $18.0 million as the intangible value of above-market leases and $8.5 million as the intangible value of below-market leases. In comparison, during the first three months of 2013, approximately $3.2 billion was used to acquire 524 properties with existing leases.  Associated with these 524 properties, we recorded $432.5 million as the intangible value of the in-place leases, $149.0 million as the intangible value of above-market leases and $81.1 million as the intangible value of below-market leases.  The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheet, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheet.  The values recorded to all of these intangible values, during the first three months of 2014, are based on a preliminary measurement of fair value that is subject to change.

The value of the in-place leases is amortized as depreciation and amortization expense.  The amounts amortized to expense, for the first three months of 2014 and 2013, were $20.1 million and $13.0 million, respectively.

The value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2014 and 2013 were $2.0 million and $1.8 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at March 31, 2014 (in thousands):

	Net decrease	Increase to
	to rental	amortization
	revenue	expense
2014	$(6,152)	$58,966
2015	(8,271)	76,791
2016	(8,283)	76,385
2017	(8,387)	75,164
2018	(8,376)	72,635
Thereafter	(7,799)	423,659

Totals	$(47,268)	$783,600

5.         Credit Facility

We have a $1.5 billion unsecured acquisition credit facility with an initial term that expires in May 2016 and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2014, credit facility origination costs of $6.4 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1.5 billion credit facility.

At March 31, 2014, we had a borrowing capacity of $759.9 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $740.1 million, as compared to an outstanding balance of $128.0 million at December 31, 2013.  As of April 3, 2014, approximately $1.29 billion was available on the credit facility, after using stock offering proceeds (see note 21) to pay down the credit facility.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.2% during the first three months of 2014 and 1.3% during the first three months of 2013. At March 31, 2014, the effective interest rate was 1.2%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. At March 31, 2014, we remain in compliance with these covenants.

6.     Mortgages Payable

During the first three months of 2014, we assumed mortgages totaling $45.9 million, excluding net discounts.  The mortgages are secured by the properties on which the debt was placed. The $45.9 million of mortgages assumed during the first three months of 2014 are considered non-recourse with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first three months of 2014, aggregate net discounts totaling $2.8 million were recorded upon assumption of the mortgages for below-market interest rates, as compared to net premiums totaling $28.4 million recorded in 2013, of which $26.8 million were recorded in the first three months of 2013. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At March 31, 2014, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages payable assumed in the first three months of 2014 or 2013.  The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $1.1 million at March 31, 2014, and $1.2 million at December 31, 2013, which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2014 and December 31, 2013, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance	Balance
3/31/14	239	5.2%	3.8%	3.9	$798,580	$23,690	$822,270
12/31/13	227	5.3%	3.9%	4.3	$754,508	$28,852	$783,360

(1)  At March 31, 2014, there were 50 mortgages on the 239 properties, while at December 31, 2013, there were 47 mortgages on the 227 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for six mortgages on 56 properties totaling $105.1 million at March 31, 2014, including net unamortized premiums.  All of these variable rate mortgages were acquired with arrangements which limit our exposure to interest rate risk.

(2)   Stated interest rates ranged from 2.0% through 6.9% at March 31, 2014, while stated interest rates ranged from 2.5% to 6.9% at December 31, 2013.

(3)   Effective interest rates range from 2.2% through 9.1% at March 31, 2014, while stated interest rates ranged from 2.4% to 9.2% at December 31, 2013.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $23.7 million, as of March 31, 2014 (dollars in millions):

Year of
Maturity
2014	$48.1
2015	125.5
2016	248.5
2017	142.4
2018	15.0
Thereafter	219.1

Totals	$798.6

7.                   Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  The interest rate swap has a nominal value at March 31, 2014.  As a result of entering into our term loan, we incurred deferred financing costs of $303,000 in 2013, which are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs was $233,000 at March 31, 2014, and $248,000 at December 31, 2013, which is classified as part of other assets, net on our consolidated balance sheets.

8.                   Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,
	2014	2013
5.5% notes, issued in November 2003 and due in November 2015	$150	$150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
Total principal amount	3,200	3,200
Unamortized original issuance discounts	(14)	(15)
	$3,186	$3,185

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2014, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2014	$-
2015	150
2016	275
2017	175
2018	350
Thereafter	2,250
Totals	$3,200

As of March 31, 2014, the weighted average interest rate on our notes and bonds payable was 4.9% and the weighted average remaining years until maturity was 7.4 years.

B.           Note Repayment

In March 2013, we repaid $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

9.     Issuance of Common Stock

In March 2013, we issued 17,250,000 shares of common stock at a price of $45.90 per share, including 2,250,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $36.3 million, the net proceeds of $755.5 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

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

10.     Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued from Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  Realty Income and its subsidiaries hold a 99.3% interest in Tau Operating Partnership, and consolidate the entity.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at March 31, 2014.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

A.                 Neither of the common partnership units has voting rights. Both common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We evaluated this guidance and determined that the units meet the requirements to qualify for presentation as permanent equity.

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2014 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Distributions	(173)	(293)	(466)
Allocation of net income	53	279	332
Carrying value at March 31, 2014	$13,369	$15,761	$29,130

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued during 2013	$13,962	$22,601	$36,563
Distributions	(691)	(680)	(1,371)
Allocation of net income	218	501	719
Carrying value at December 31, 2013	$13,489	$22,422	$35,911

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remain outstanding as of March 31, 2014.

(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013 and remain outstanding as of March 31, 2014.

During the first three months of 2014 we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P.  noncontrolling interests to be in-line with their equity ownership interest in the entity.

B.           The Tau Operating Partnership preferred units were recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheets.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of March 31, 2014, the preferred units have a carrying value of $6.75 million.

11.     Fair Value of Financial Assets and Liabilities

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

We believe that the carrying values reflected on our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable, term loan and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales, mortgages payable (which includes net mortgage premiums) and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At March 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$19.0	$20.9
Mortgages payable assumed in connection with acquisitions	822.3	819.0
Notes payable, net of unamortized original issuance discounts	3,185.8	3,414.4

	Carrying value per	Estimated fair
At December 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.1	$21.1
Mortgages payable assumed in connection with acquisitions	783.4	780.0
Notes payable, net of unamortized original issuance discounts	3,185.5	3,340.7

The estimated fair values of our notes receivable issued in connection with property sales and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant Treasury yield curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values, related to our notes receivable and mortgages payable, is categorized as level three on the three-level valuation hierarchy.

The estimated fair values of our senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our senior notes and bonds payable, is categorized as level two on the three-level valuation hierarchy.

12.            Gain on Sales of Properties

During the first three months of 2014, Realty Income sold 11 investment properties for $12.7 million, which resulted in a gain of $3.9 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first three months of 2014 have been reclassified as discontinued operations.  In comparison, during the first three months of 2013, Realty Income sold 17 investment properties for $60.0 million, which resulted in a gain of $38.6 million.  The results of operations for the dispositions during the first three months of 2013 have been reclassified as discontinued operations.

During the first three months of 2014, Crest sold one property for $820,000, which resulted in no gain.  The results of operations for this property have been reclassified as discontinued operations.  During the first three months of 2013, Crest did not sell any properties.

13.            Discontinued Operations and Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

For the first three months of 2014, we recorded total provisions for impairment of $1.7 million on one sold property and three properties classified as held for sale in the following industries: one in the consumer electronics industry, one in the home furnishings industry, and two in the restaurant-casual industry.  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three months ended March 31, 2014.

In comparison, for the first three months of 2013, we recorded total provisions for impairment of $456,000 on five sold properties in the following industries: one in the automotive parts industry, two in the child care industry, one in the pet supplies and services industry, and one in the restaurant-casual industry. These provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three months ended March 31, 2013.

Operations from 11 investment properties were classified as held for sale at March 31, 2014.   We do not depreciate properties that are classified as held for sale.  The results of operations for ten of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the remaining one property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three months ended March 31, 2014.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three Months Ended
	March 31,

Income from discontinued operations	2014	2013

Gain on sales of investment properties	$2,607	$38,559
Rental revenue	63	2,787
Tenant reimbursements	2	33
Other revenue	8	11
Depreciation and amortization	-	(495)
Property expenses (including reimbursable)	(101)	(540)
Provisions for impairment	-	(456)
Crest’s income (loss) from discontinued operations	498	(40)

Income from discontinued operations	$3,077	$39,859

Per common share, basic and diluted	$0.01	$0.23

14.   Distributions Paid and Payable

A.           Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first three months of 2014 and 2013:

Month	2014	2013

January	$0.1821667	$0.1517500
February	0.1821667	0.1809167
March	0.1821667	0.1809167

Total	$0.5465001	$0.5135834

At March 31, 2014, a distribution of $0.1824792 per common share was payable and was paid in April 2014.

B.           Class E Preferred Stock

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, at a price of $25.00 per share.  Since December 7, 2011, the shares of Class E preferred stock were redeemable, at our option, for $25.00 per share. During each of the first three months of 2014 and 2013, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2014, a monthly dividend of $0.140625 per share was payable and was paid in April 2014.

C.           Class F Preferred Stock

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, the shares of Class F preferred stock are redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. During each of the first three months of 2014 and 2013, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $6.8 million, and at March 31, 2014, a monthly dividend of $0.138021 per share was payable and was paid in April 2014.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

15.   Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation. The numerator has been adjusted for income allocated to convertible common units determined to be dilutive.

		Three Months Ended
		March 31,
	2014	2013
Weighted average shares used for the basic net income per share computation	207,003,950	171,659,191
Incremental shares from share-based compensation	3,391	151,639
Weighted average partnership common units convertible to common shares that were dilutive	317,022	243,050
Weighted average shares used for diluted net income per share computation	207,324,363	172,053,880
Unvested shares from share-based compensation that were anti-dilutive	194,933	42,929
Weighted average partnership common units convertible to common shares that were anti-dilutive	534,546	-

16.   Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $79.9 million in the first three months of 2014 and $56.2 million in the first three months of 2013.

Interest capitalized to properties under development was $95,000 in the first three months of 2014 and $229,000 in the first three months of 2013.

Cash paid for income taxes was $942,000 in the first three months of 2014 and $901,000 in the first three months of 2013.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.   Share-based compensation expense was $2.7 million for the first three months of 2014 and was $3.8 million for the first three months of 2013.

B.  See note 13 for a discussion of impairments recorded by Realty Income for the first three months of 2014 and 2013.

C.  During the first three months of 2014, we acquired mortgages payable to third-party lenders of $45.9 million, recorded $2.8 million of net discounts, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions. During the first three months of 2013, we acquired mortgages payable (excluding the mortgages payable discussed in item D) of $48.2 million to third-party lenders and recorded $4.2 million of net premiums related to property acquisitions.

D.  During the first three months of 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $19.5 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $79.7 million, (7) other liabilities of $29.0 million, and (8) noncontrolling interests of $14.0 million.

E.  During the first three months of 2014, we applied $48.9 million of loans receivable to the purchase price of five properties acquired during the period.

F.  During the first three months of 2013, we acquired land for $750,000 as a portion of a development property.  This real estate was included on our consolidated balance sheet at March 31, 2013, and we recorded a liability.

G.  During the first three months of 2013, we acquired real estate for $523,000 via an exchange of one of our properties.

H.   Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $7.1 million at March 31, 2014.

17.   Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 48 activity segments. All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, rental revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of March 31, 2014 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2014	2013
Segment net real estate:
Apparel	$127,291	$110,966
Automotive service	108,121	108,940
Automotive tire services	256,687	258,787
Beverages	305,209	306,278
Child care	56,036	56,599
Convenience stores	773,791	766,472
Dollar stores	1,160,050	824,274
Drug stores	1,011,654	943,401
Financial services	266,085	252,764
Food processing	136,812	138,000
Grocery stores	299,728	283,207
Health and fitness	544,080	493,981
Health care	231,341	228,491
Restaurants-casual dining	471,085	477,130
Restaurants-quick service	304,035	312,474
Theaters	364,493	367,830
Transportation services	656,417	623,541
Wholesale club	452,819	455,875
30 other non-reportable segments	1,827,491	1,787,599
Total segment net real estate	9,353,225	8,796,609

Intangible assets:
Apparel	41,200	37,249
Automotive service	3,163	3,248
Automotive tire services	15,389	15,770
Beverages	2,990	3,055
Convenience stores	18,656	13,342
Dollar stores	58,437	50,209
Drug stores	191,720	180,506
Financial services	42,678	40,112
Food processing	24,704	25,297
Grocery stores	26,598	22,377
Health and fitness	67,003	53,703
Health care	39,102	38,465
Restaurants-casual dining	11,591	11,906
Restaurants-quick service	17,473	17,936
Theaters	22,434	23,600
Transportation services	110,458	107,296
Wholesale club	32,505	33,221
Other non-reportable segments	259,962	258,167

Goodwill:
Automotive service	454	454
Automotive tire services	865	865
Child care	5,132	5,141
Convenience stores	2,031	2,031
Restaurants-casual dining	2,319	2,328
Restaurants-quick service	1,105	1,131
Other non-reportable segments	3,692	3,710
Other corporate assets	125,895	176,713
Total assets	$10,480,781	$9,924,441

Revenue for the three months ended March 31,	2014	2013
Segment rental revenue:
Apparel	$3,728	$3,378
Automotive service	3,840	3,779
Automotive tire services	7,068	6,504
Beverages	6,253	6,179
Child care	4,988	5,175
Convenience stores	22,105	19,946
Dollar stores	19,458	9,589
Drug stores	20,263	10,262
Financial services	4,101	3,145
Food processing	3,005	2,669
Grocery stores	5,964	5,359
Health and fitness	14,848	10,303
Health care	3,987	2,982
Restaurants-casual dining	9,757	9,198
Restaurants-quick service	8,729	7,941
Theaters	11,529	11,508
Transportation services	11,282	8,631
Wholesale club	8,751	5,956
30 other non-reportable segments	44,466	35,294
Total rental revenue	214,122	167,798
Tenant reimbursements	6,427	6,027
Other revenue	1,023	1,697
Total revenue	$221,572	$175,522

18.     Common Stock Incentive Plan

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.7 million during the first three months of 2014 and was $3.8 million during the first three months of 2013.

The following table summarizes our common stock grant activity under the 2012 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	For the three months ended		For the year ended
	March 31, 2014		December 31, 2013
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	722,263	$23.37	895,550	$19.94
Shares granted	223,293	$39.22	484,060	$41.13
Shares vested	(269,109)	$35.41	(654,650)	$30.91
Shares forfeited	(949)	$39.75	(2,697)	$37.30
Outstanding nonvested shares, end of each period	675,498	$33.90	722,263	$23.37

(1) Grant date fair value.

During the first three months of 2014, we issued 223,293 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 18,829 vested immediately, 30,535 vest over a service period of four years, and 173,929 vest over a service period of five years.  Additionally, during 2013, 51,454 shares of performance-based common stock was granted, of which 12,864 shares vested at the end of 2013 based on the achievement of certain 2013 performance metrics, and of which 12,864 may vest at the end of 2014, 2015 and 2016, if certain performance metrics are reached.

As of March 31, 2014, the remaining unamortized share-based compensation expense totaled $22.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first three months of 2014 or 2013.

19.   Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 6,000,000 common shares to be issued.  During the first three months of 2014, we issued 55,870 shares and raised approximately $2.3 million under the DRSPP.  During the first three months of 2013, we issued 18,237 shares and raised approximately $811,000 under the DRSPP.  From the inception of the DRSPP through March 31, 2014, we have issued 1,620,212 shares and raised approximately $62.1 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us.

20.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2014, we have contingent payments of $4.2 million for tenant improvements and leasing costs. In addition, as of March 31, 2014, we had committed $22.3 million under construction contracts, which is expected to be paid in the next twelve months.

21.   Subsequent Events

In April 2014, we declared the following dividends, which will be paid in May 2014:

-                    $0.1824792 per share to our common stockholders;

-                    $0.140625 per share to our Class E preferred stockholders; and

-                    $0.138021 per share to our Class F preferred stockholders.

In April 2014, we issued 13,800,000 shares of common stock at a price of $39.96 per share, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $23.0 million, the net proceeds of $528.5 million were used to repay borrowings under our acquisition credit facility.

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

•                  Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant properties; and

•                  Future expenditures for development projects.

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013.

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

THE COMPANY

Realty Income, The Monthly Dividend Company® is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our portfolio of properties leased to commercial tenants. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, and capital markets expertise. Over the past 45 years, Realty Income and its predecessors have been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

Realty Income (NYSE: O) was founded in 1969, and in 1994 was listed on the New York Stock Exchange, or NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase distributions to stockholders and funds from operations, or FFO, per share, through both active portfolio management and the acquisition of additional properties.

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

At March 31, 2014, we owned a diversified portfolio:

•                  Of 4,208 properties;

•                  With an occupancy rate of 98.3%, or 4,135 properties leased and 73 properties available for lease;

•                  Leased to 211 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 66.8 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,900 square feet, including approximately 10,800 square feet per retail property.

Of the 4,208 properties in the portfolio, 4,188, or 99.5%, are single-tenant properties, and the remaining 20 are multi-tenant properties. At March 31, 2014, of the 4,188 single-tenant properties, 4,116 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.8 years.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants of our properties typically pay rent increases based on: 1) increases in the consumer price index (typically subject to ceilings), 2) additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or 3) fixed increases. We believe that a portfolio of properties under long-term leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At March 31, 2014, our top 15 tenants represent approximately 46% of our annualized revenue and eight of these tenants have investment grade credit ratings.

Investment Strategy

When identifying new properties for acquisition, we generally focus on providing capital to owners and operators of commercial tenants by acquiring the real estate they consider important to the successful operation of their business.

We primarily focus on acquiring properties with many of the following attributes:

•                  Tenants with reliable and sustainable cash flow;

•                  Tenants with revenue and cash flow from multiple sources;

•                  Tenants that are willing to sign a long-term lease (10 or more years);

•                  Tenants that are large owners and users of real estate;

•                  Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);

•                  Real estate with property valuations at or below replacement cost;

•                  Properties with rental or lease payments that are at or below market rents; and

•                  Property transactions where we can achieve an attractive spread over our cost of capital.

From a retail perspective, our investment strategy is to target tenants with a service, non-discretionary, and/or low price point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for first quarter of 2014 was derived from tenants with a service, non-discretionary, and/or low price point component to their business.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

Diversification is also a key objective of our investment strategy.  We believe that diversification of the portfolio by tenant, industry, property type, and geographic location leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of March 31, 2014, consisted of 4,208 properties located in 49 states and Puerto Rico, leased to 211 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments, represented in our property portfolio, individually accounted for no more than 10.3% of our rental revenue for the quarter ended March 31, 2014.  We typically acquire and lease properties to tenants in transactions where we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

Credit Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive; in the event of reorganization they are less likely to reject a lease for a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

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

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national commercial tenants are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. Our acquisition strategy is to act as a source of capital to regional and national commercial tenants by acquiring and leasing back their real estate locations.  In addition, we frequently acquire large portfolios of properties net leased to multiple tenants in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where our real estate financing program adds value. In selecting potential investments, we generally seek to acquire real estate that has the following characteristics:

•                  Properties that are freestanding, commercially-zoned with a single tenant;

•                  Properties that are strategic locations for regional and national commercial tenants;

•                  Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;

•                 Properties that are located within attractive demographic areas, relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for rent increases.

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

We regularly review and analyze:

•                  The performance of the various industries of our tenants; and

•                  The operation, management, business planning and financial condition of our tenants.

We have an active asset management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At March 31, 2014, we classified real estate with a carrying amount of $12.1 million as held for sale on our balance sheet. For the remainder of 2014, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $75 million in property sales for all of 2014. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 45-year policy of paying monthly dividends.  We increased the dividend two times during 2014.

	Month	Dividend	Increase

2014 Dividend increases	Paid	per share	per share
1st increase	Jan 2014	$ 0.1821667	$ 0.0003125
2nd increase	Apr 2014	0.1824792	0.0003125

The dividends paid per share totaled $0.5465001 in the first three months of 2014 as compared to $0.5135834 in the first three months of 2013, an increase of $0.0329167, or 6.4%.

The increase in April was our 66th consecutive quarterly increase and the 75th increase in the amount of the dividend since our listing on the NYSE in 1994.  In March 2014 and April 2014, we declared dividends of $0.1824792 per share, which were paid in April 2014 and will be paid in May 2014, respectively.

The monthly dividend of $0.1824792 per share represents a current annualized dividend of $2.1897504 per share, and an annualized dividend yield of approximately 5.4% based on the last reported sale price of our common stock on the NYSE of $40.86 on March 31, 2014. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the First Three Months of 2014

During the first three months of 2014, we invested $656.7 million in 337 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.0%. The 337 new properties and properties under development or expansion, are located in 35 states, will contain over 4.5 million leasable square feet and are 100% leased with an average lease term of 14.2 years. The tenants occupying the new properties operate in 15 industries and the property types consist of 87.6% retail, 7.8% industrial and distribution, and 4.6% office, based on rental revenue. During the first three months of 2014, none of our real estate investments caused any one tenant to be 10% or more of our total assets at March 31, 2014.

We previously disclosed a purchase and sale agreement with Inland Diversified Real Estate Trust, Inc., or Inland, and certain subsidiaries of Inland, to acquire 84 single-tenant, 100% net-leased properties, of which we acquired 56 properties for $274.3 million during the first quarter of 2014.  The majority of the remaining properties are expected to close during the second quarter of 2014.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent under the lease for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentage listed above.

In the case of a property under development or expansion, the contractual lease rate is commonly fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.  Of the $656.7 million we invested during the first three months of 2014, $13.4 million was invested in 13 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At March 31, 2014, we had 73 properties available for lease out of 4,208 properties in our portfolio, which represents a 98.3% occupancy rate. Since December 31, 2013, when we reported 70 properties available for lease and a 98.2% occupancy rate, we:

•                  Leased eight properties;

•                  Sold three properties available for lease; and

•                  Have 14 new properties available for lease.

During the first three months of 2014, 44 properties with expiring leases were leased to either existing or new tenants. The annual rent on these leases was $4.4 million, as compared to the previous rent on these same properties of $4.5 million. At March 31, 2014, our average annualized rental revenue was approximately $13.09 per square foot on the 4,135 leased properties in our portfolio.  At March 31, 2014, we classified 11 properties with a carrying amount of $12.1 million as held for sale on our balance sheet.

Investments in Existing Properties

In the first three months of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $192,000 for re-leasing costs and $1.2 million for building and tenant improvements.  In the first three months of 2013, we capitalized costs of $1.7 million on existing properties in our portfolio, consisting of $413,000 for re-leasing costs and $1.3 million for building and tenant improvements.

As part of our re-leasing costs, we typically pay leasing commissions and sometimes provide tenant rent concessions.  Leasing commissions are paid based on the commercial real estate industry standard and any rent concessions provided are minimal.  We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

The majority of our building and tenant improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. It is not customary for us to offer significant tenant improvements on our properties as tenant incentives. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, and the willingness of tenants to pay higher rents over the terms of the leases.

Issuance of Common Stock

In April 2014, we issued 13,800,000 shares of common stock at a price of $39.96 per share, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $23.0 million, the net proceeds of approximately $528.5 million were used to repay borrowings under our acquisition credit facility.

Modifications to Compensation Program

During April 2014, the Compensation Committee of the Board of Directors made modifications to the existing compensation program.  The modified compensation program now consists of distinct short-term and long-term incentive plans based on separate metrics.  The redesigned short-term incentive plan includes a mix of cash and equity awards.  Under the long-term incentive plan, an individual’s award is granted in performance-vesting equity awards, which vest based strictly on achieving future performance goals.  With respect to the performance based restricted shares, the award is based on objective performance metrics and determined primarily by relative stockholder return metrics with a smaller component based on balance sheet metrics.  As part of this new program, the Compensation Committee of the Board of Directors granted performance-vesting shares with an approximate value of $2.9 million to our executive officers during April 2014.

Net Income Available to Common Stockholders

Net income available to common stockholders was $47.2 million in the first three months of 2014, compared to $62.7 million in the first three months of 2013, a decrease of $15.5 million. On a diluted per common share basis, net income available to common stockholders was $0.23 in the first three months of 2014, as compared to $0.36 in the first three months of 2013, a decrease of $0.13, or 36.1%.  Net income available to common stockholders in the first three months of 2013 was impacted by an unusually large gain on sale of real estate, which represents $0.22 on a diluted per common share basis, as compared to $0.02 on a diluted per common share basis in the first three months of 2014.  Net income available to common stockholders in the first three months of 2013 includes $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of American Realty Capital Trust, Inc., or ARCT.  Additionally, net income for the first quarter of 2013 has been adjusted from that previously reported in our March 31, 2013 Quarterly Report on Form 10-Q as a result of measurement period adjustments that were recorded during the second half of 2013 upon completion of the real estate valuations for our acquisition of ARCT.  As a result of these adjustments to the asset allocation, revisions were made to our consolidated statement of income for the first three months of 2013 for the impact related to rental revenue and depreciation and amortization.  Because of these revisions, net income increased by $1.4 million, with no impact on diluted earnings per share.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2014 were $3.9 million, as compared to

$38.6 million during the first three months of 2013.

Funds from Operations Available to Common Stockholders (FFO)

In the first three months of 2014, our FFO increased by $30.8 million, or 29.7% to $134.5 million, as compared to $103.7 million in the first three months of 2013.  On a diluted per common share basis, FFO was $0.65 in the first three months of 2014, as compared to $0.60 in the first three months of 2013, an increase of $0.05, or 8.3%.  FFO, for the first quarter of 2013, was normalized to exclude $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  As a result of measurement period adjustments related to ARCT real estate valuations (as discussed in “Net Income Available to Common Stockholders” above), FFO decreased by $1.2 million, or $0.01 per share, for the first quarter of 2013.

See our discussion of FFO (which is not a financial measure under U.S. generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2014, our AFFO increased by $28.7 million, or 27.6%, to $132.7 million versus $104.0 million in the first three months of 2013.  On a diluted per common share basis, AFFO was $0.64 in the first three months of 2014, as compared to $0.60 in the first three months of 2013, an increase of $0.04, or 6.7%.

See our discussion of AFFO (which is not a financial measure under GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1.5 billion credit facility, and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2014, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $4.82 billion, or approximately 34.5% of our total market capitalization of $13.97 billion.

We define our total market capitalization at March 31, 2014 as the sum of:

•                  Shares of our common stock outstanding of 207,631,143, plus total common units of 851,568, multiplied by the closing sales price of our common stock on the NYSE of $40.86 per share on March 31, 2014, or $8.52 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220.0 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $740.1 million on our credit facility;

•                  Outstanding mortgages payable of $822.3 million, which includes net mortgage premiums of $23.7 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.19 billion, including unamortized original issuance discounts of $14.2 million.

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

Mortgage Debt

As of March 31, 2014, we had $798.6 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at March 31, 2014, we had net premiums totaling $23.7 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first three months of 2014, we made $1.8 million in principal payments.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

$1.5 Billion Acquisition Credit Facility

We have a $1.5 billion unsecured acquisition credit facility with an initial term that expires in May 2016 and includes, at our election, a one-year extension option. Under this credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR. The borrowing rate is not subject to an interest rate floor or ceiling. We also have other interest rate options available to us under this credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As of April 3, 2014, we had a borrowing capacity of approximately $1.29 billion available on our credit facility (subject to customary conditions to borrowing) after using stock offering proceeds to pay down the credit facility.  At March 31, 2014, we had a borrowing capacity of $759.9 million available on our credit facility and an outstanding balance of $740.1 million.  The interest rate on borrowings outstanding under our credit facility, at March 31, 2014, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At March 31, 2014, we remain in compliance with these covenants.  We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2014, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
Total principal amount	3,200
Unamortized original issuance discounts	(14)
$3,186

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at March 31, 2014. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2014 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	45.4%
Limitation on incurrence of secured debt	< 40% of adjusted assets	7.7%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.9x
Maintenance of total unencumbered assets	> 150% of unsecured debt	225.4%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on April 1, 2013, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2013, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at March 31, 2014 (in thousands, for trailing twelve months):

Net income attributable to the Company	$230,007
Plus: interest expense	183,899
Plus: provision for taxes	1,815
Plus: depreciation and amortization	331,102
Plus: provisions for impairment	4,255
Plus: pro forma adjustments	67,233
Less: gain on sales of investment properties	(30,062)
Income available for debt service, as defined	$788,249
Total pro forma debt service charge	$202,760
Debt service coverage ratio	3.9

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. generally accepted accounting principles, or GAAP, operating performance measures.  Below is our calculation of fixed charges at March 31, 2014 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$788,249
Pro forma debt service charge plus preferred stock dividends	$244,690
Fixed charge coverage ratio	3.2

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2014, we had cash and cash equivalents totaling $14.1 million.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of March 31, 2014 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2014	$-		$-		$-	$48.1		$155.2		$0.7		$9.5		$26.5		$240.0
2015	-		150.0		-	125.5		201.1		1.0		12.6		-		490.2
2016	740.1		275.0		-	248.5		170.6		1.0		12.7		-		1,447.9
2017	-		175.0		-	142.4		145.2		1.0		12.8		-		476.4
2018	-		350.0		70.0	15.0		127.0		1.0		12.8		-		575.8
Thereafter	-		2,250.0		-	219.1		539.2		9.4		144.5		-		3,162.2
Totals	$740.1		$3,200.0		$70.0	$798.6		$1,338.3		$14.1		$204.9		$26.5		$6,392.5

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at March 31, 2014, is $14.2 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2014, is $23.7 million.

(4) Interest on the credit facility, term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of March 31, 2014 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) “Other” consists of $22.3 million of commitments under construction contracts and $4.2 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at $25.00 per share. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares are paid monthly in arrears.

We are current in our obligations to pay dividends on our Class E and Class F preferred stock.

As part of our acquisition of ARCT in January 2013, we issued 6,750 shares of preferred partnership units, with a carrying value of $6.75 million.  Payments on these shares of preferred units are made monthly in arrears at rate of 2% per annum, or $135,000, and are included in interest expense.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at March 31, 2014.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to holders of shares of our common stock, 6.75% Class E preferred stock, and 6.625% Class F preferred stock, if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2013, our cash distributions to preferred and common stockholders totaled $451.2 million, or approximately 161.4% of our estimated taxable income of $279.6 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first three months of 2014, totaled $113.4 million, representing 85.5% of our adjusted funds from operations available to common stockholders of $132.7 million. In comparison, our 2013 cash distributions to common stockholders totaled $409.2 million, representing 88.4% of our adjusted funds from operations available to common stockholders of $463.1 million.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 38.7% of the distributions to our common stockholders, made or deemed to have been made in 2013, were classified as a return of capital for federal income tax purposes. We estimate that in 2014, between 17% and 27% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight–line method over an estimated useful life of 25 to 35 years for buildings and 4 to 15 years for improvements. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 to 35 years is an appropriate estimate of useful life.

Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the markets where the property is located.  In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available.  Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.  The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

The following is a comparison of our results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013.

Rental Revenue

Rental revenue was $214.1 million for the first three months of 2014, as compared to $167.8 million for the first three months of 2013, an increase of $46.3 million, or 27.6%. The increase in rental revenue in the first three months of 2014 compared to the first three months of 2013 is primarily attributable to:

•                  The 337 properties (4.6 million square feet) acquired by Realty Income in 2014, which generated

$7.3 million of rent in the first three months of 2014;

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated

$70.83 million of rent in the first three months of 2014, compared to $34.65 million of rent in the first three months of 2013, an increase of $36.2 million;

•                  Same store rents generated on 2,784 properties (50.7 million square feet) during the first three months of 2014 increased by $2.0 million, or 1.5%, to $131.4 million from $129.4 million;

•                  A net increase of $359,000 relating to the aggregate of (i) rental revenue from properties (107 properties comprising 882,000 square feet) that were available for lease during part of 2014 or 2013, (ii) rental revenue for 4 properties under development, (iii) rental revenue for 31 properties re-leased  primarily with rent-free periods, and (iv) lease termination settlements, which, in aggregate, totaled $2.5 million in the first three months of 2014 compared to $2.2 million in the first three months of 2013; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $506,000 in the first three months of 2014 as compared to the first three months of 2013.

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

Of the 4,208 properties in the portfolio at March 31, 2014, 4,188, or 99.5%, are single-tenant properties and the remaining 20 are multi-tenant properties. Of the 4,188 single-tenant properties, 4,116, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.8 years at March 31, 2014. Of our 4,116 leased single-tenant properties, 3,708, or 90.1%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.4 million in the first three months of 2014, and $891,000 in the first three months of 2013 (excluding percentage rent reclassified to discontinued operations of $28,000 in the first three months of 2014 and $19,000 in the first three months of 2013). Percentage rent in the first three months of 2014 was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2014.

Our portfolio of real estate, leased primarily to regional and national commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2014, our portfolio of 4,208 properties was 98.3% leased with 73 properties available for lease, as compared to 98.2% occupancy, or 70 properties available for lease at December 31, 2013 and 97.7% occupancy, or 81 properties available for lease at March 31, 2013. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $6.4 million in the first three months of 2014, compared to $6.0 million in the first three months of 2013.  The increase in tenant reimbursements is primarily due to our 2013 and 2014 acquisitions.  Our tenant reimbursements match our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $1.0 million in the first three months of 2014, compared to $1.7 million in the first three months of 2013.

Depreciation and Amortization

Depreciation and amortization was $90.0 million for the first three months of 2014, as compared to

$66.7 million for the first three months of 2013. The increase in depreciation and amortization in the first three months of 2014 was primarily due to the acquisition of properties in 2014 and 2013, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

Interest expense was $51.7 million for the first three months of 2014, as compared to $41.6 million for the first three months of 2013. The increase in interest expense was primarily due to the July 2013 issuance of our 4.65% senior unsecured notes due August 2023 and an increase in mortgages payable and higher credit facility borrowings, which were partially offset by lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2014	2013
Interest on our credit facility, term loan, notes, mortgages & interest rate swaps	$51,523	$41,153
Credit facility commitment fees	656	438
Amortization of credit facility origination costs and deferred financing costs	1,963	1,732
Loss on interest rate swaps	57	452
Amortization of net mortgage premiums	(2,384)	(1,947)
Interest capitalized	(95)	(229)
Interest expense	$51,720	$41,599

Credit facility, term loan, mortgages and notes	2014	2013
Average outstanding balances (dollars in thousands)	$4,539,423	$3,630,806
Average interest rates	4.51%	4.54%

At March 31, 2014, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.2 billion (excluding unamortized original issuance discounts of $14.2 million) was 4.9%;

•                  Mortgages payable of $798.6 million, excluding net premiums totaling $23.7 million on these mortgages was 5.2%;

•                  Credit facility outstanding borrowings of $740.1 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $4.81 billion was 4.3%.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $12.9 million in the first three months of 2014, as compared to $11.6 million in the first three months of 2013. Included in general and administrative expenses are acquisition transaction costs (excluding 2013 ARCT merger-related costs) of $454,000, during the first three months of 2014, as compared to $143,000 for the first three months of 2013. Even though general and administrative expenses increased during the first three months of 2014 primarily due to increases in employee costs, general and administrative expenses as a percentage of total revenue decreased. In April 2014, we had 118 employees, as compared to 92 employees in April 2013.

	Three months ended
	March 31,
Dollars in thousands	2014	2013
General and administrative expenses	$12,886	$11,628
Total revenue, including discontinued operations(1)	215,216	172,293
General and administrative expenses as a percentage of total revenue	6.0%	6.7%

(1) Excludes all tenant reimbursements revenue and gain on sales of real estate.

Property Expenses (including reimbursable)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2014, 73 properties were available for lease, as compared to 70 at December 31, 2013 and 81 at March 31, 2013.

Property expenses were $10.6 million (including $6.4 million reimbursable) in the first three months of 2014 and $9.6 million (including $6.0 million reimbursable) in the first three months of 2013. The increase in property expenses for the first three months of 2014 is primarily attributable to the increased portfolio size, higher maintenance and utilities, property taxes, and ground rent expenses, along with higher contractually obligated reimbursements primarily due to our 2013 and 2014 acquisitions, partially offset by lower insurance costs.

Income Taxes

Income taxes were $1.1 million in the first three months of 2014, as compared to $577,000 in the first three months of 2013. The increase in income taxes for the first three months of 2014 is primarily related to higher city and state income and franchise taxes paid by Realty Income and its subsidiaries, primarily related to increased portfolio size.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $12.0 million for the first three months of 2013.  On a diluted per common share basis, this expense represented $0.07.

Gain on Sales of Investment Properties

During the first three months of 2014, Realty Income sold 11 investment properties for $12.7 million, which resulted in a gain of $3.9 million. The results of operations specifically related to six properties classified as held for sale at December 31, 2013 and sold during the first three months of 2014, which included gain on sales of $2.6 million during the first three months of 2014, have been classified as discontinued operations.  Gain on sales of $1.3 million on five properties was classified as gain on sales of real estate on our consolidated income statement for the three months ended March 31, 2014.  In comparison, during the first three months of 2013, we sold 17 investment properties for $60.0 million, which resulted in a gain of $38.6 million. The results of operations for the dispositions during the first three months of 2013 have been reclassified as discontinued operations.

Provisions for Impairment on Realty Income Investment Properties

For the first three months of 2014, we recorded total provisions for impairment of $1.7 million on one sold property and three properties classified as held for sale.  These properties were not previously classified as held for sale in our financial statements issued prior to the date of adoption of the new accounting requirements regarding discontinued operations; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three months ended March 31, 2014. For the first three months of 2013, we recorded provisions for impairment of $456,000 on five sold properties, which are included in income from discontinued operations on our consolidated statement of income for the three months ended March 31, 2013.

Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.  As a result, our results of operations for all disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income.

Operations from 11 investment properties were classified as held for sale at March 31, 2014.  The results of operations for ten of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the remaining one property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three months ended March 31, 2014.  The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three Months Ended
	March 31,
Income from discontinued operations	2014	2013
Gain on sales of investment properties	$2,607	$38,559
Rental revenue	63	2,787
Tenant reimbursements	2	33
Other revenue	8	11
Depreciation and amortization	-	(495)
Property expenses (including reimbursable)	(101)	(540)
Provisions for impairment	-	(456)
Crest’s income (loss) from discontinued operations	498	(40)
Income from discontinued operations	$3,077	$39,859
Per common share, basic and diluted	$0.01	$0.23

Crest’s Assets and Property Sales

At March 31, 2014, Crest had an inventory of two properties. In addition to the two properties, Crest also held notes receivable of $18.6 million at March 31, 2014 and $18.7 million at December 31, 2013.

During the first three months of 2014, Crest sold one property for $820,000 at no gain.  During the first three months of 2014, Crest did not acquire any properties. Crest did not buy or sell any properties and did not record any provisions for impairment during the first three months of 2013.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the first three months of 2014 and 2013.

Net Income Available to Common Stockholders

Net income available to common stockholders was $47.2 million in the first three months of 2014, compared to $62.7 million in the first three months of 2013, a decrease of $15.5 million. On a diluted per common share basis, net income available to common stockholders was $0.23 in the first three months of 2014, as compared to $0.36 in the first three months of 2013, a decrease of $0.13, or 36.1%.  Net income available to common stockholders in the first three months of 2013 was impacted by an unusually large gain on sale of real estate, which represents $0.22 on a diluted per common share basis, as compared to $0.02 on a diluted per common share basis in the first three months of 2014.  Net income available to common stockholders in the first three months of 2013 includes $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  Additionally, net income for the first quarter of 2013 has been adjusted from that previously reported in our March 31, 2013 Quarterly Report on Form 10-Q as a result of measurement period adjustments that were recorded during the second half of 2013 upon completion of the real estate valuations for our acquisition of ARCT.  As a result of these adjustments to the asset allocation, revisions were made to our consolidated statement of income for the first three months of 2013 for the impact related to rental revenue and depreciation and amortization.  Because of these revisions, net income increased by $1.4 million, with no impact on diluted earnings per share.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of investment properties, during the first three months of 2014, were $3.9 million, as compared to $38.6 million of gains recognized during the first three months of 2013.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the first three months of 2014, our FFO increased by $30.8 million, or 29.7% to $134.5 million, as compared to $103.7 million in the first three months of 2013.  On a diluted per common share basis, FFO was $0.65 in the first three months of 2014, as compared to $0.60 in the first three months of 2013, an increase of $0.05, or 8.3%.  FFO, for the first quarter of 2013, was normalized to exclude $12.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  All references to FFO for the first three months of 2013 reflect the adjustment for merger-related costs.  As a result of measurement period adjustments related to ARCT real estate valuations (as discussed in “Net Income Available to Common Stockholders”), FFO decreased by $1.2 million, or $0.01 per share, for the first quarter of 2013.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO . Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

		Three months ended
		March 31,
	2014	2013
Net income available to common stockholders	$47,179	$62,735
Depreciation and amortization:
Continuing operations	89,970	66,749
Discontinued operations	-	513
Depreciation of furniture, fixtures and equipment	(91)	(61)
Provisions for impairment on investment properties
Continuing operations	1,683	-
Discontinued operations	-	456
Gain on sale of investment properties:
Continuing operations	(1,271)	-
Discontinued operations	(2,607)	(38,559)
Merger-related costs (1)	-	12,030
FFO adjustments allocable to non-controlling interests	(343)	(175)
FFO available to common stockholders	$134,520	$103,688

FFO per common share, basic and diluted (2)	$0.65	$0.60

Distributions paid to common stockholders	$113,414	$84,977

FFO in excess of distributions paid to common stockholders	$21,106	$18,711

Weighted average number of common shares used for computation per share:
Basic	207,003,950	171,659,191
Diluted (2)	207,007,341	172,053,880

(1) FFO for the quarter ended March 31, 2013, has been normalized to exclude ARCT merger-related costs.

(2) The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on sale of investment properties and extraordinary items.

We consider FFO to be appropriate supplemental measures of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the first three months of 2014 increased by $28.7 million, or 27.6%, to $132.7 million, as compared to $104.0 million  in the first three months of 2013. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2014	2013
Net income available to common stockholders	$47,179	$62,735
Cumulative adjustments to calculate FFO(1)	87,341	40,953
FFO available to common stockholders	134,520	103,688
Amortization of share-based compensation	2,697	3,845
Amortization of deferred financing costs(2)	1,076	1,006
Amortization of net mortgage premiums	(2,385)	(1,947)
Loss on interest rate swaps	57	452
Capitalized leasing costs and commissions	(192)	(413)
Capitalized building improvements	(1,177)	(1,265)
Straight-line rent	(3,936)	(3,204)
Amortization of above and below-market leases	1,994	1,794
AFFO adjustments allocable to noncontrolling interests	6	16
Total AFFO available to common stockholders	$132,660	$103,972

AFFO per common share:
Basic	$0.64	$0.61
Diluted (3)	$0.64	$0.60

Distributions paid to common stockholders	$113,414	$84,977

AFFO in excess of distributions paid to common stockholders	$19,246	$18,995

Weighted average number of common shares used for computation per share:
Basic	207,003,950	171,659,191
Diluted (3)	207,007,341	172,053,880

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

(2)

Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011, October 2012, and July 2013.  Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of our mortgages payable and the issuance of our term loan.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loan.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)

The computation of diluted AFFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted AFFO per share in a given period.

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

Presentation of the information regarding FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing, and financing activities.  In addition, FFO and AFFO should not be considered as measures of liquidity, of our ability to make cash distributions, or of our ability to pay interest payments.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2014, we owned a diversified portfolio:

•                  Of 4,208 properties;

•                  With an occupancy rate of 98.3%, or 4,135 properties leased and only 73 properties available for lease;

•                  Leased to 211 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 66.8 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 15,900 square feet, including approximately 10,800 square feet per retail property.

At March 31, 2014, of our 4,208 properties, 4,116 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Retail industries
Apparel stores	1.8%	1.9%	1.7%	1.4%	1.2%	1.1%	1.1%
Automotive collision services	0.8	0.8	1.1	0.9	1.0	1.1	1.0
Automotive parts	1.2	1.2	1.0	1.2	1.4	1.5	1.6
Automotive service	1.8	2.1	3.1	3.7	4.7	4.8	4.8
Automotive tire services	3.3	3.6	4.7	5.6	6.4	6.9	6.7
Book stores	*	*	0.1	0.1	0.1	0.2	0.2
Child care	2.3	2.8	4.5	5.2	6.5	7.3	7.6
Consumer electronics	0.3	0.3	0.5	0.5	0.6	0.7	0.8
Convenience stores	10.3	11.2	16.3	18.5	17.1	16.9	15.8
Crafts and novelties	0.5	0.5	0.3	0.2	0.3	0.3	0.3
Dollar stores	9.1	6.2	2.2	-	-	-	-
Drug stores	9.5	8.1	3.5	3.8	4.1	4.3	4.1
Education	0.4	0.4	0.7	0.7	0.8	0.9	0.8
Entertainment	0.6	0.6	0.9	1.0	1.2	1.3	1.2
Equipment services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Financial services	1.4	1.5	0.2	0.2	0.2	0.2	0.2
General merchandise	1.1	1.1	0.6	0.6	0.8	0.8	0.8
Grocery stores	2.8	2.9	3.7	1.6	0.9	0.7	0.7
Health and fitness	6.9	6.3	6.8	6.4	6.9	5.9	5.6
Health care	1.1	1.1	-	-	-	-	-
Home furnishings	0.8	0.9	1.0	1.1	1.3	1.3	2.4
Home improvement	1.3	1.6	1.5	1.7	2.0	2.2	2.1
Jewelry	0.1	0.1	-	-	-	-	-
Motor vehicle dealerships	1.7	1.6	2.1	2.2	2.6	2.7	3.2
Office supplies	0.4	0.5	0.8	0.9	0.9	1.0	1.0
Pet supplies and services	0.8	0.8	0.6	0.7	0.9	0.9	0.8
Restaurants - casual dining	4.5	5.1	7.3	10.9	13.4	13.7	14.3
Restaurants - quick service	4.0	4.4	5.9	6.6	7.7	8.3	8.2
Shoe stores	0.1	0.1	0.1	0.2	0.1	-	-
Sporting goods	1.6	1.7	2.5	2.7	2.7	2.6	2.3
Theaters	5.4	6.2	9.4	8.8	8.9	9.2	9.0
Transportation services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	4.1	3.9	3.2	0.7	-	-	-
Other	0.1	0.1	0.1	0.1	0.3	1.1	1.2
Retail industries	80.3%	79.8%	86.7%	88.6%	95.4%	98.3%	98.2%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Non-retail industries
Aerospace	1.2	1.2	0.9	0.5	-	-	-
Beverages	2.9	3.3	5.1	5.6	3.0	-	-
Consumer appliances	0.5	0.6	0.1	-	-	-	-
Consumer goods	1.0	1.0	0.1	-	-	-	-
Crafts and novelties	0.1	0.1	-	-	-	-	-
Diversified industrial	0.2	0.2	0.1	-	-	-	-
Electric utilities	0.1	*	-	-	-	-	-
Equipment services	0.5	0.4	0.3	0.2	-	-	-
Financial services	0.5	0.5	0.4	0.3	-	-	-
Food processing	1.4	1.5	1.3	0.7	-	-	-
General merchandise	0.2	-	-	-	-	-	-
Government services	1.3	1.4	0.1	0.1	0.1	0.1	-
Health care	0.8	0.8	*	*	-	-	-
Home furnishings	0.2	0.2	-	-	-	-	-
Insurance	0.1	0.1	*	-	-	-	-
Machinery	0.2	0.2	0.1	-	-	-	-
Other manufacturing	0.6	0.6	-	-	-	-	-
Packaging	0.8	0.9	0.7	0.4	-	-	-
Paper	0.1	0.2	0.1	0.1	-	-	-
Shoe stores	0.8	0.9	-	-	-	-	-
Telecommunications	0.6	0.7	0.8	0.7	-	-	-
Transportation services	5.2	5.3	2.2	1.6	-	-	-
Other	0.4	0.1	1.0	1.2	1.5	1.6	1.8
Non-retail industries	19.7%	20.2%	13.3%	11.4%	4.6%	1.7%	1.8%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*              Less than 0.1%

(1)            Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of March 31, 2014 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	March 31, 2014	(1)	Revenue
Retail	4,056	43,720,800	$166,573		77.9%
Industrial and distribution	81	16,007,300	22,962		10.7
Office	43	3,240,300	13,975		6.5
Manufacturing	13	3,715,200	5,278		2.5
Agriculture	15	184,500	5,209		2.4
Totals	4,208	66,868,100	$213,997		100.0%

(1)            Includes rental revenue for all properties owned by Realty Income at March 31, 2014, including revenue from properties reclassified as discontinued operations of $13.  Excludes revenue of $44 from properties owned by Crest and $94 from sold properties that were included in continuing operations.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at March 31, 2014 include the following:
Walgreens	5.4%	Northern Tier Energy/Super America	2.3%
FedEx	5.2%	Rite Aid	2.0%
Dollar General	5.0%	Regal Cinemas	2.0%
Family Dollar	4.7%	CVS Pharmacy	2.0%
LA Fitness	4.6%	The Pantry	1.7%
AMC Theatres	2.9%	Circle K	1.6%
Diageo	2.8%	Walmart/Sam’s Club	1.5%
BJ’s Wholesale Clubs	2.7%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,056 retail properties, included in our 4,208 total properties, owned by Realty Income at March 31, 2014, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	March 31, 2014	(1)	Revenue
Tenants Providing Services
Automotive collision services	30	$1,811		1.1%
Automotive service	224	3,840		2.3
Child care	217	4,988		3.0
Education	15	806		0.5
Entertainment	9	1,199		0.7
Equipment services	2	150		0.1
Financial services	115	3,060		1.8
Health and fitness	76	14,848		8.9
Health care	27	1,097		0.7
Theaters	44	11,529		6.9
Transportation services	1	206		0.1
Other	9	208		0.1
	769	43,742		26.2
Tenants Selling Goods and Services
Automotive parts (with installation)	50	1,156		0.7
Automotive tire services	183	7,068		4.2
Convenience stores	779	21,992		13.2
Motor vehicle dealerships	18	3,641		2.2
Pet supplies and services	14	697		0.4
Restaurants - casual dining	315	9,114		5.5
Restaurants - quick service	384	8,649		5.2
	1,743	52,317		31.4
Tenants Selling Goods
Apparel stores	23	3,728		2.2
Automotive parts	70	1,454		0.9
Book stores	1	104		0.1
Consumer electronics	6	596		0.4
Crafts and novelties	10	1,044		0.6
Dollar stores	935	19,507		11.7
Drug stores	216	18,803		11.3
General merchandise	54	2,474		1.5
Grocery stores	66	5,976		3.6
Home furnishings	58	1,624		1.0
Home improvement	33	1,840		1.1
Jewelry	4	175		0.1
Office supplies	10	865		0.5
Shoe stores	1	168		0.1
Sporting goods	26	3,405		2.0
Wholesale clubs	31	8,751		5.3
	1,544	70,514		42.4
Total Retail Properties	4,056	$166,573		100.0%

(1)                 Includes rental revenue for all retail properties owned by Realty Income at March 31, 2014, including revenue from properties reclassified as discontinued operations of $13.  Excludes revenue of $47,424 from non-retail properties, $44 from properties owned by Crest and $94 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,116 net leased, single-tenant properties as of March 31, 2014 (dollars in thousands):

Total Portfolio							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
				Quarter		% of		Quarter	% of		Quarter	% of
	Number		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	of Leases		Leasable	Mar 31,		Rental	of Leases	Mar 31,	Rental	of Leases	Mar 31,	Rental
Year	Expiring	(1)	Sq. Feet	2014	(2)	Revenue	Expiring	2014	Revenue	Expiring	2014	Revenue

2014	119		846,900	$2,952		1.4%	39	$1,348	0.6%	80	$1,604	0.8%
2015	173		876,600	3,950		1.8	66	1,767	0.8	107	2,183	1.0
2016	204		1,231,400	4,947		2.3	121	2,812	1.3	83	2,135	1.0
2017	181		2,069,900	6,040		2.9	47	3,194	1.5	134	2,846	1.4
2018	284		3,576,000	11,155		5.3	166	7,890	3.7	118	3,265	1.6
2019	208		3,123,200	11,024		5.3	163	9,832	4.7	45	1,192	0.6
2020	113		3,513,000	9,137		4.3	101	8,461	4.0	12	676	0.3
2021	192		5,340,500	13,803		6.5	184	13,291	6.3	8	512	0.2
2022	226		7,250,700	14,780		7.0	217	14,500	6.9	9	280	0.1
2023	362		6,341,400	20,510		9.7	349	19,847	9.4	13	663	0.3
2024	148		2,407,900	7,647		3.6	148	7,647	3.6	-	-	-
2025	299		4,120,200	17,583		8.4	294	17,456	8.3	5	127	0.1
2026	237		3,471,200	12,524		5.9	234	12,441	5.9	3	83	*
2027	461		4,755,500	15,346		7.3	459	15,306	7.3	2	40	*
2028	288		5,913,900	15,833		7.5	286	15,780	7.5	2	53	*
2029 - 2043	621		10,567,600	43,800		20.8	613	43,592	20.7	8	208	0.1
Totals	4,116		65,405,900	$211,031		100.0%	3,487	$195,164	92.5%	629	$15,867	7.5%

*	Less than 0.1%

(1)

Excludes 19 multi-tenant properties and 73 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)

Includes rental revenue of $13 from properties reclassified as discontinued operations and excludes revenue of $2,965 from 19 multi-tenant properties and from 73 vacant and unleased properties at March 31, 2014, $94 from sold properties included in continuing operations and $44 from properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.

(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2014 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	March 31, 2014	(1)	Revenue
Alabama	127	98%	1,029,300	$3,252		1.5%
Alaska	2	100	128,500	307		0.1
Arizona	114	96	1,235,000	5,564		2.6
Arkansas	54	96	793,200	1,556		0.7
California	161	98	4,780,800	22,716		10.6
Colorado	69	99	792,100	2,885		1.4
Connecticut	24	96	490,500	2,061		1.0
Delaware	16	100	29,500	420		0.2
Florida	320	99	3,363,700	12,995		6.1
Georgia	229	98	2,917,600	8,976		4.2
Hawaii	--	--	--	--		*
Idaho	12	100	87,000	427		0.2
Illinois	158	99	4,249,400	12,283		5.7
Indiana	105	99	1,166,100	4,950		2.3
Iowa	35	97	2,751,700	3,353		1.6
Kansas	82	99	1,638,200	3,404		1.6
Kentucky	54	98	886,900	3,046		1.4
Louisiana	88	97	954,300	2,700		1.3
Maine	9	100	126,400	837		0.4
Maryland	32	100	654,100	3,709		1.7
Massachusetts	84	96	761,000	3,192		1.5
Michigan	105	98	955,200	3,221		1.5
Minnesota	155	100	1,153,200	7,346		3.4
Mississippi	121	98	1,551,500	3,677		1.7
Missouri	131	98	2,554,000	7,788		3.6
Montana	1	100	5,400	13		*
Nebraska	31	100	708,700	1,663		0.8
Nevada	22	95	413,000	1,287		0.6
New Hampshire	20	100	320,100	1,238		0.6
New Jersey	65	98	497,000	2,642		1.2
New Mexico	26	100	208,000	563		0.3
New York	85	95	2,048,900	10,185		4.8
North Carolina	147	99	1,496,900	5,548		2.6
North Dakota	7	100	66,000	117		0.1
Ohio	211	98	5,004,600	11,840		5.5
Oklahoma	124	100	1,583,700	3,777		1.8
Oregon	25	100	525,400	1,747		0.8
Pennsylvania	146	99	1,747,500	6,943		3.3
Rhode Island	4	100	157,200	459		0.2
South Carolina	133	99	963,700	4,368		2.1
South Dakota	11	100	133,500	244		0.1
Tennessee	191	97	2,994,700	5,995		2.8
Texas	415	98	7,369,800	20,892		9.8
Utah	13	100	749,000	1,337		0.6
Vermont	6	100	100,700	499		0.2
Virginia	140	97	2,628,600	6,883		3.2
Washington	38	100	415,300	1,556		0.7
West Virginia	12	100	261,200	882		0.4
Wisconsin	41	95	1,370,600	2,442		1.1
Wyoming	3	100	21,100	63		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,208	98%	66,868,100	$213,997		100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at March 31, 2014, including revenue from properties reclassified as discontinued operations of $13. Excludes revenue of $44 from properties owned by Crest and $94 from sold properties that were included in continuing operations.

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

Of our 4,208 properties in the portfolio, approximately 97.8%, or 4,116 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401K plan with a matching contribution by Realty Income; competitive vacation and time-off benefits; and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct, by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

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

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, seven of which are independent, non-employee directors

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

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters building.  In our headquarters building we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day

•                  Setting fax and copier machines to “energy saver mode”

•                  Encouraging employees to reduce paper usage whenever possible, by storing documents electronically and using “duplex” copy mode;

•                  Employing an automated “lights out” system that is activated 24/7; and

•                  Programming HVAC to only operate during normal business operating hours

In addition, our headquarters building was constructed according to the State of California energy standards and we have installed solar panels on our roof to fulfill our energy requirements. All of the windows on our building are dual-paned to increase energy efficiency and reduce our carbon footprint.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations.  Recycling bins are placed in all areas where materials are regularly disposed of and at the individual desks of our employees. Cell phones, wireless devices and office equipment is recycled or donated whenever possible.  We also continue to pursue a paperless environment since this reduces costs and saves trees.  As a result, we encourage file-sharing networks and environments to produce and edit documents in order to reduce the dissemination of hard copy documents and have implemented an electronic invoice approval system.

With respect to the properties that we own, these properties are net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of March 31, 2014.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2014	$46.7	6.44%	$1.4	4.85%
2015	249.9	5.42%	25.6	4.67%
2016	521.2	5.39%	742.4	1.24%
2017	281.8	5.68%	35.6	4.34%
2018	364.8	2.15%	70.2	1.36%
Thereafter	2,425.3	5.18%	43.8	2.19%
Totals (1)	$3,889.7	4.99%	$919.0	1.52%
Fair Value (2)	$4,127.1		$916.5

(1)

Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable. At March 31, 2014, the unamortized balance of net premiums on mortgages payable is $23.7 million, and the unamortized balance of original issuance discounts on notes payable is $14.2 million.

(2)

We base the estimated fair value of the fixed rate senior notes at March 31, 2014 on the indicative market prices and recent trading activity of our notes payable. We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2014 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at March 31, 2014.

The table incorporates only those exposures that exist as of March 31, 2014. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except six with a total value of $108.8 million, excluding net discounts, at March 31, 2014, have fixed interest rates. All of these variable rate mortgages have arrangements that limit our exposure to interest rate risk. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $740.1 million at March 31, 2014, a 1% change in interest rates would change our interest costs by $7.4 million per year.

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

As of and for the quarter ended March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2014, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                             OTHER INFORMATION

Item 1.                                                      Legal Proceedings

There have been no material developments to our legal proceedings disclosure previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.                                             Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  122,369 shares of stock, at a price of $37.33, and 9,306 shares of stock, at a price of $39.30, during January 2014; and

•                  469 shares of stock, at a price of $43.41, during February 2014.

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

3.2

Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference), September 3, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K filed on September 6, 2013 and incorporated herein by reference), and April 15, 2014 (filed as exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2014 and incorporated herein by reference).

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

4.17	Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.18	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

4.20	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.21

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

Material Contracts

10.1	Form of Performance Share Award Agreement (filed as exhibit 99.1 to the Company’s Form 8-K, filed on April 11, 2014 and incorporated herein by reference).

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

Interactive Data Files

* 101

The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: May 1, 2014	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Senior Vice President, Controller
(Principal Accounting Officer)