Form 10-Q
period 2014-06-30
REALTY INCOME CORP
filed 2014-07-24
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014, or

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

There were 222,634,394 shares of common stock outstanding as of July 15, 2014.

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(dollars in thousands, except per share data)

	2014	2013
ASSETS	(unaudited)
Real estate, at cost:
Land	$2,991,946	$2,791,147
Buildings and improvements	7,869,046	7,108,328
Total real estate, at cost	10,860,992	9,899,475
Less accumulated depreciation and amortization	(1,249,461)	(1,114,888)
Net real estate held for investment	9,611,531	8,784,587
Real estate held for sale, net	9,598	12,022
Net real estate	9,621,129	8,796,609
Cash and cash equivalents	8,908	10,257
Accounts receivable, net	43,751	39,323
Acquired lease intangible assets, net	1,048,139	935,459
Goodwill	15,556	15,660
Other assets, net	74,919	127,133
Total assets	$10,812,402	$9,924,441

LIABILITIES AND EQUITY
Distributions payable	$44,353	$41,452
Accounts payable and accrued expenses	98,973	102,511
Acquired lease intangible liabilities, net	174,769	148,250
Other liabilities	36,682	44,030
Line of credit payable	70,800	128,000
Term loan	70,000	70,000
Mortgages payable, net	916,454	783,360
Notes payable, net	3,535,957	3,185,480
Total liabilities	4,947,988	4,503,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized and 25,150,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	609,363	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 222,623,256 shares issued and outstanding as of June 30, 2014 and 207,485,073 shares issued and outstanding at December 31, 2013	6,357,084	5,767,878
Distributions in excess of net income	(1,130,746)	(991,794)
Total stockholders’ equity	5,835,701	5,385,447
Noncontrolling interests	28,713	35,911
Total equity	5,864,414	5,421,358
Total liabilities and equity	$10,812,402	$9,924,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2014 and 2013

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE
Rental	$221,868	$180,089	$435,989	$347,887
Tenant reimbursements	6,169	4,485	12,597	10,512
Other	609	1,869	1,632	3,566
Total revenue	228,646	186,443	450,218	361,965

EXPENSES
Depreciation and amortization	92,894	73,906	182,864	140,655
Interest	52,712	39,232	104,432	80,831
General and administrative	11,587	12,088	24,473	23,716
Property (including reimbursable)	10,127	7,754	20,704	17,326
Income taxes	570	624	1,661	1,201
Provisions for impairment	499	290	2,182	290
Merger-related costs	-	605	-	12,635
Total expenses	168,389	134,499	336,316	276,654
Gain on sales of real estate	1,964	-	3,236	-
Income from continuing operations	62,221	51,944	117,138	85,311
Income from discontinued operations	20	4,572	3,097	44,432
Net income	62,241	56,516	120,235	129,743
Net income attributable to noncontrolling interests	(339)	(77)	(671)	(86)
Net income attributable to the Company	61,902	56,439	119,564	129,657
Preferred stock dividends	(10,482)	(10,482)	(20,965)	(20,965)
Net income available to common stockholders	$51,420	$45,957	$98,599	$108,692

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.23	$0.21	$0.45	$0.35
Net income, basic and diluted	$0.23	$0.23	$0.46	$0.59

Weighted average common shares outstanding:
Basic	220,979,955	195,574,014	214,039,692	183,714,191
Diluted	221,360,641	196,076,113	214,406,651	184,153,887

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2014 and 2013

(dollars in thousands) (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,235	$129,743
Adjustments to net income:
Depreciation and amortization	182,864	140,655
Income from discontinued operations	(3,097)	(44,432)
Amortization of share-based compensation	5,449	7,498
Non-cash rental adjustments	(3,706)	(2,489)
Amortization of net premiums on mortgages payable	(5,394)	(4,441)
Amortization of deferred financing costs	5,267	4,297
Gain on sales of real estate	(3,236)	-
Provisions for impairment on real estate	2,182	290
Cash provided by discontinued operations:
Real estate	490	3,936
Proceeds from sale of real estate	820	-
Change in assets and liabilities, other than from the impact of our acquisition of American Realty Capital Trust, Inc., or ARCT
Accounts receivable and other assets	12,745	(6,303)
Accounts payable, accrued expenses and other liabilities	(15,843)	(7,321)
Net cash provided by operating activities	298,776	221,433
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate, net of cash acquired	(899,405)	(748,374)
Improvements to real estate, including leasing costs	(2,734)	(3,294)
Proceeds from sales of real estate:
Continuing operations	12,805	8
Discontinued operations	6,918	76,333
Loans receivable	350	(9,584)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(5,280)	(14,448)
Net cash used in investing activities	(887,346)	(699,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(234,643)	(191,669)
Cash dividends to preferred stockholders	(20,965)	(20,965)
Borrowings on line of credit	1,054,121	1,533,200
Payments on line of credit	(1,111,321)	(990,200)
Proceeds from notes and bonds payable issued	349,846	-
Principal payment on notes payable	-	(100,000)
Principal payments on mortgages payable	(21,901)	(2,674)
Proceeds from term loan	-	70,000
Repayment of ARCT line of credit	-	(317,207)
Repayment of ARCT term loan	-	(235,000)
Proceeds from common stock offerings, net	528,627	755,136
Distributions to noncontrolling interests	(929)	(287)
Debt issuance costs	(3,243)	(511)
Proceeds from dividend reinvestment and stock purchase plan, net	54,204	1,912
Other items, including shares withheld upon vesting	(6,575)	(6,482)
Net cash provided by financing activities	587,221	495,253
Net increase (decrease) in cash and cash equivalents	(1,349)	17,327
Cash and cash equivalents, beginning of period	10,257	5,248
Cash and cash equivalents, end of period	$8,908	$22,575

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

At June 30, 2014, we owned 4,263 properties, located in 49 states and Puerto Rico, containing over 69.1 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $351,000 at June 30, 2014 and $498,000 at December 31, 2013.

D.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time.  During our tests for impairment of goodwill during the second quarters of 2014 and 2013, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not have an impairment on our existing goodwill in 2014 and 2013.

E.  In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-08, which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment.  The amendments in this ASU changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective, on a prospective basis, for all disposals or classifications as held for sale of components of an entity that occur within interim and annual periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  We chose to early adopt ASU 2014-08 beginning with the three-month period ending March 31, 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K will be presented within income from continuing operations on our consolidated statements of income.

3.            Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	June 30,	December 31,
(dollars in thousands) at:	2014	2013
Acquired in-place leases	$962,363	$843,616
Accumulated amortization of acquired in-place leases	(135,514)	(95,084)
Acquired above-market leases	251,793	207,641
Accumulated amortization of acquired above-market leases	(30,503)	(20,714)
	$1,048,139	$935,459

	June 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2014	2013
Deferred financing costs, net	$22,867	$21,323
Notes receivable issued in connection with property sales	18,537	19,078
Prepaid expenses	12,741	11,674
Credit facility origination costs, net	5,709	7,146
Impounds related to mortgages payable	5,556	5,555
Restricted escrow deposits	5,280	10,158
Corporate assets, net	1,315	1,259
Loans receivable	-	48,844
Other items	2,914	2,096
	$74,919	$127,133

C. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2014	2013
Common stock distributions	$40,705	$37,797
Preferred stock dividends	3,494	3,494
Noncontrolling interests distributions	154	161
	$44,353	$41,452

D. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2014	2013
Notes payable - interest payable	$54,386	$55,616
Accrued costs on properties under development	17,974	14,058
Mortgages payable - interest payable	3,244	2,790
Other items	23,369	30,047
	$98,973	$102,511

E. Acquired lease intangible liabilities, net, consist of the	June 30,	December 31,
following (dollars in thousands) at:	2014	2013
Acquired below-market leases	$190,767	$158,703
Accumulated amortization of acquired below-market leases	(15,998)	(10,453)
	$174,769	$148,250

F. Other liabilities consist of the following	June 30,	December 31,
(dollars in thousands) at:	2014	2013
Rent received in advance	$24,002	$31,144
Preferred units issued upon acquisition of ARCT	6,750	6,750
Security deposits	5,930	6,136
	$36,682	$44,030

4.            Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.                 Acquisitions during the First Six Months of 2014 and 2013

During the first six months of 2014, we invested $1.06 billion in 402 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 402 new properties and properties under development or expansion, are located in 39 states, will contain over 6.9 million leasable square feet and are 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 24 industries and the property types consist of 83.0% retail, 8.5% office, 6.8% industrial and distribution, and 1.7% manufacturing, based on rental revenue.  None of our investments during the first six months of 2014 caused any one tenant to be 10% or more of our total assets at June 30, 2014.

We previously disclosed a purchase and sale agreement with Inland Diversified Real Estate Trust, Inc., or Inland, and certain subsidiaries of Inland, to acquire 84 single-tenant, 100% net-leased properties, for $502.9 million, which were acquired during the first six months of 2014.

The $1.06 billion invested during the first six months of 2014 was allocated as follows: $209.2 million to land, $721.4 million to buildings and improvements, $161.8 million to intangible assets related to leases, $901,000 to other assets, net, and $30.9 million to intangible liabilities related to leases and other assumed liabilities. We also recorded net mortgage premiums of $718,000 associated with the $159.7 million of mortgages acquired during the first six months of 2014.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2014 contributed total revenues of $24.4 million and income from continuing operations of $9.4 million.

The purchase price allocation for $389.7 million invested by us in the second quarter of 2014 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2014.  In the first six months of 2014, we finalized the purchase price allocations for $120.8 million invested in the fourth quarter of 2013 and $400.1 million invested in the first quarter of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocation adjustments.

In comparison, during the first six months of 2013, Realty Income invested $866.5 million in 206 properties and properties under development or expansion (in addition to our acquisition of American Realty Capital Trust, Inc. or ARCT, which is discussed below), with an initial weighted average contractual lease rate of 7.0%. These 206 properties are located in 35 states, contain over 5.1 million leasable square feet and are 100% leased with a weighted average lease term of 13.8 years. The tenants occupying the new properties operate in 17 industries and the property types consist of 86.1% retail, 5.4% office, 4.7% industrial and distribution, and 3.8% manufacturing, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of ARCT, which added 515 properties to our real estate portfolio during the first quarter of 2013.

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

Our combined total investment in real estate assets, including the ARCT acquisition, during the first six months of 2013 was $4.0 billion.

The $4.0 billion invested during the first six months of 2013 was allocated as follows: $597.6 million to land, $2.79 billion to buildings and improvements, $726.4 million to intangible assets related to leases, $13.7 million to other assets, net, and $96.7 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.  This allocation has been adjusted from that previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as a result of measurement period adjustments, previously disclosed in our 2013 Annual Report on Form 10-K, that were recorded during the second half of 2013 upon completion of the real estate valuations for the ARCT portfolio.  As a result of these adjustments to the asset allocation, revisions were made to our income statement for the three and six months ended June 30, 2013 for the impact related to rental revenue and depreciation and amortization.  The net impact of these revisions increased net income by $1.8 million for the second quarter of 2013 and $3.2 million for the first six months of 2013.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.06 billion we invested during the first six months of 2014, $35.6 million was invested in 21 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.                 Acquisition Transaction Costs

Acquisition transaction costs (excluding ARCT merger-related costs) of $645,000 and $818,000 were recorded to general and administrative expense on our consolidated statement of income for the first six months of 2014  and 2013, respectively.

C.                 Investments in Existing Properties

During the first six months of 2014, we capitalized costs of $2.7 million on existing properties in our portfolio, consisting of $467,000 for re-leasing costs and $2.3 million for building and tenant improvements. In comparison, during the first six months of 2013, we capitalized costs of $3.3 million on existing properties in our portfolio, consisting of $774,000 for re-leasing costs and $2.5 million for building and tenant improvements.

D.           Properties with Existing In-place Leases

Of the $1.06 billion we invested in the first six months of 2014, approximately $789.8 million was used to acquire 149 properties with existing in-place leases. In comparison, of the $4.0 billion invested during the first six months of 2013, approximately $3.97 billion was used to acquire 712 properties with existing in-place leases.  The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.  The values recorded to all of these intangible values, during the second quarter of 2014, are based on a preliminary measurement of fair value that is subject to change.

The value of the in-place leases is amortized as depreciation and amortization expense.  The amounts amortized to expense for the first six months of 2014 and 2013 were $40.8 million and $28.7 million, respectively.

The value of the above-market and below-market leases is amortized as rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases.  The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for both the first six months of 2014 and 2013 were $4.2 million.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net decrease to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties owned at June 30, 2014 (in thousands):

	Net decrease	Increase to
	to rental	amortization
	revenue	expense
2014	$(4,159)	$42,409
2015	(8,372)	83,323
2016	(8,384)	82,951
2017	(8,355)	81,726
2018	(8,110)	79,280
Thereafter	(9,141)	457,160
Totals	$(46,521)	$826,849

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

At June 30, 2014, credit facility origination costs of $5.7 million are included in other assets, net, on our consolidated balance sheets.  These costs are being amortized over the remaining term of our current $1.5 billion credit facility.

At June 30, 2014, we had a borrowing capacity of $1.43 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $70.8 million, as compared to an outstanding balance of $128.0 million at December 31, 2013.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.2% during the first six months of 2014 and 1.3% during the first six months of 2013. At June 30, 2014, the effective interest rate was 1.2%.  Our current credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2014, we remain in compliance with these covenants.

6.             Mortgages Payable

During the first six months of 2014, we made $21.9 million in principal payments, including the repayment of two mortgages in full for $18.2 million.  Additionally, during the first six months of 2014, we assumed mortgages totaling $159.7 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. $145.0 million of mortgages assumed during the first six months of 2014 are considered non-recourse with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  The remaining $14.7 million, representing two mortgages, has partial recourse to Realty Income in the aggregate amount of $3.2 million; the remaining balance of $11.5 million is non-recourse and includes the same customary exceptions described in the preceding sentence.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first six months of 2014, aggregate net premiums totaling $718,000 were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $28.4 million recorded in the first six months of 2013. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At June 30, 2014, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages payable assumed in the first six months of 2014 or 2013.  The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $1.0 million at June 30, 2014, and $1.2 million at December 31, 2013, which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2014 and December 31, 2013, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance	Balance
6/30/14	266	5.1%	3.9%	4.1	$ 892,279	$ 24,175	$ 916,454
12/31/13	227	5.3%	3.9%	4.3	$ 754,508	$ 28,852	$ 783,360

(1) At June 30, 2014, there were 60 mortgages on the 266 properties, while at December 31, 2013, there were 47 mortgages on the 227 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $74.3 million at June 30, 2014, including net unamortized discounts.  All of these variable rate mortgages were acquired with arrangements which limit our exposure to interest rate risk.

(2) Stated interest rates ranged from 2.0% through 6.9% at June 30, 2014, while stated interest rates ranged from 2.5% to 6.9% at December 31, 2013.

(3) Effective interest rates range from 2.2% through 9.1% at June 30, 2014, while effective interest rates ranged from 2.4% to 9.2% at December 31, 2013.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $24.2 million, as of June 30, 2014 (dollars in millions):

Year of
Maturity
2014	$57.4
2015	125.3
2016	248.4
2017	142.3
2018	15.0
Thereafter	303.9
Totals	$892.3

7.             Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  As a result of entering into our term loan, we incurred deferred financing costs of $303,000 in 2013, which are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs was $217,000 at June 30, 2014, and $248,000 at December 31, 2013, which is classified as part of other assets, net on our consolidated balance sheets.

8.             Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30,	December 31,
	2014	2013
5.5% notes, issued in November 2003 and due in November 2015	$150	$150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	-
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,550	3,200
Unamortized original issuance discounts	(14)	(15)
	$3,536	$3,185

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2014, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2014	$-
2015	150
2016	275
2017	175
2018	350
Thereafter	2,600
Totals	$3,550

As of June 30, 2014, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 7.4 years.

B.           Note Issuance

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.6 million from these offerings were used to repay a portion of the outstanding borrowings under our acquisition credit facility.  Interest is paid semiannually on the 2024 Notes.

C.           Note Repayment

In March 2013, we repaid $100 million of outstanding 5.375% notes, plus accrued and unpaid interest, using proceeds from our March 2013 common stock offering and our credit facility.

9.   Issuance of Common Stock

In April 2014, we issued 13,800,000 shares of common stock, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our acquisition credit facility.

In March 2013, we issued 17,250,000 shares of common stock, including 2,250,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $36.7 million, the net proceeds of $755.1 million were used to redeem our 5.375% notes in March 2013 and repay borrowings under our acquisition credit facility, which were used to fund property acquisitions, including our acquisition of ARCT.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at June 30, 2014.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2014 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(294)	(294)
Distributions	(347)	(581)	(928)
Allocation of net income	124	547	671
Carrying value at June 30, 2014	$13,266	$15,447	$28,713

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued during 2013	$13,962	$22,601	$36,563
Distributions	(691)	(680)	(1,371)
Allocation of net income	218	501	719
Carrying value at December 31, 2013	$13,489	$22,422	$35,911

(1)      317,022 Tau Operating Partnership units were issued on January 22, 2013 and remain outstanding as of June 30, 2014.

(2)      534,546 Realty Income, L.P. units were issued on June 27, 2013, and 524,546 units remain outstanding as of June 30, 2014.

During the first six months of 2014 we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P.  noncontrolling interests to be in-line with their equity ownership interest in the entity.

B.                The Tau Operating Partnership preferred units were recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheets.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of June 30, 2014, the preferred units have a carrying value of $6.75 million.

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

	Carrying value per	Estimated fair
At June 30, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.5	$20.4
Mortgages payable assumed in connection with acquisitions	916.5	915.1
Notes payable, net of unamortized original issuance discounts	3,536.0	3,828.3

	Carrying value per	Estimated fair
At December 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.1	$21.1
Mortgages payable assumed in connection with acquisitions	783.4	780.0
Notes payable, net of unamortized original issuance discounts	3,185.5	3,340.7

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

12.   Gain on Sales of Real Estate

During the second quarter of 2014, we sold six properties for $7.0 million, which resulted in a gain of $2.0 million. During the first six months of 2014, we sold 17 properties for $19.7 million, which resulted in a gain of $5.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first six months of 2014 have been reclassified as discontinued operations.

In comparison, during the second quarter of 2013, Realty Income sold 17 properties for $23.7 million, which resulted in a gain of $5.7 million. During the first six months of 2013, we sold 34 properties for $83.7 million which resulted in a gain of $44.3 million. The results of operations for the dispositions during 2013 have been reclassified as discontinued operations.

During the first six months of 2014, Crest sold one property for $820,000, which resulted in no gain.  The results of operations for this property have been reclassified as discontinued operations.  During the first six months of 2013, Crest did not sell any properties.

13.   Impairments

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

During the second quarter of 2014 we recorded total provisions for impairment of $499,000 on two properties classified as held for sale in the following industries: one in the home improvement industry and one in the restaurant-casual dining industry. For the first six months of 2014, we recorded total provisions for impairment of $2.2 million on three sold properties and three properties classified as held for sale in the following industries: one in the consumer electronics industry, one in the home furnishings industry, one in the home improvement industry, and three in the restaurant-casual dining industry.  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and six months ended June 30, 2014.

In comparison, for the second quarter of 2013, we recorded total provisions for impairment of $2.5 million on one sold property and two properties classified as held for sale in the following industries: one in the automotive service industry, one in the grocery store industry, and one in our other industry. For the first six months of 2013, we recorded total provisions for impairment of $3.0 million on seven sold properties and two properties classified as held for sale in the following industries: one in the automotive parts industry, two in the automotive service industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, one in the restaurant-casual dining industry, and one in our other industry.  Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2013.

14.   Discontinued Operations

Operations from nine properties were classified as held for sale at June 30, 2014.  We do not depreciate properties that are classified as held for sale.  The results of operations for eight of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the one remaining property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2014.

No debt was assumed by buyers of our properties, or repaid as a result of our property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Income from discontinued operations	2014	2013	2014	2013
Gain on sales of real estate	$-	$5,744	$2,607	$44,304
Rental revenue	33	1,322	97	4,110
Tenant reimbursements	(2)	67	-	99
Other revenue	6	397	13	408
Depreciation and amortization	-	(615)	-	(1,110)
Property expenses (including reimbursable)	(17)	(98)	(118)	(638)
Provisions for impairment	-	(2,206)	-	(2,662)
Crest’s income (loss) from discontinued operations	-	(39)	498	(79)
Income from discontinued operations	$20	$4,572	$3,097	$44,432
Per common share, basic and diluted	$0.00	$0.02	$0.01	$0.24

15.   Distributions Paid and Payable

A.           Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first six months of 2014 and 2013:

Month	2014	2013
January	$0.1821667	$0.1517500
February	0.1821667	0.1809167
March	0.1821667	0.1809167
April	0.1824792	0.1812292
May	0.1824792	0.1812292
June	0.1824792	0.1812292

Total	$1.0939377	$1.0572710

At June 30, 2014, a distribution of $0.1827917 per common share was payable and was paid in July 2014.

B.           Class E Preferred Stock

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, at a price of $25.00 per share.  Since December 7, 2011, the shares of Class E preferred stock were redeemable, at our option, for $25.00 per share. During each of the first six months of 2014 and 2013, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2014, a monthly dividend of $0.140625 per share was payable and was paid in July 2014.

C.           Class F Preferred Stock

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, the shares of Class F preferred stock are redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. During each of the first six months of 2014 and 2013, we paid six monthly dividends to holders of our Class F preferred stock totaling $0.828126 per share, or $13.5 million, and at June 30, 2014, a monthly dividend of $0.138021 per share was payable and was paid in July 2014.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average shares used for the basic net income
per share computation	220,979,955	195,574,014	214,039,692	183,714,191
Incremental shares from share-based compensation	63,664	185,077	49,937	159,456
Weighted average partnership common units convertible
to common shares that were dilutive	317,022	317,022	317,022	280,240
Weighted average shares used for diluted net
income per share computation	221,360,641	196,076,113	214,406,651	184,153,887

Unvested shares from share-based compensation that
were anti-dilutive	59,149	16,600	59,569	16,600
Weighted average partnership common units convertible
to common shares that were anti-dilutive	529,161	23,497	531,839	11,813

17.   Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $104.2 million in the first six months of 2014 and $78.6 million in the first six months of 2013.

Interest capitalized to properties under development was $220,000 in the first six months of 2014 and $369,000 in the first six months of 2013.

Cash paid for income taxes was $2.9 million in the first six months of 2014 and $1.5 million in the first six months of 2013.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense was $5.4 million for the first six months of 2014 and was $7.5 million for the first six months of 2013.

B.  See note 13 for a discussion of impairments recorded by Realty Income for the first six months of 2014 and 2013.

C.  During the first six months of 2014, we acquired mortgages payable to third-party lenders of $159.7 million, recorded $718,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions. During the first six months of 2013, we acquired mortgages payable (excluding the mortgages payable discussed in items D and E) of $113.7 million to third-party lenders and recorded $5.7 million of net premiums related to property acquisitions.

D.  During the first six months of 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $19.5 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $79.7 million, (7) other liabilities of $29.0 million, and (8) noncontrolling interests of $14.0 million.

E.  During the first six months of 2013, we acquired $55.9 million of real estate through the assumption of a $32.4 million mortgage payable, the issuance of 534,546 units by Realty Income, L.P. and cash of $1.0 million.

F.  During the first six months of 2014, we applied $48.9 million of loans receivable to the purchase price of five properties acquired during the period.

G.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.9 million at June 30, 2014, and $836,000 at June 30, 2013.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2014 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2014	2013
Segment net real estate:
Apparel	$177,160	$114,126
Automotive service	107,348	109,324
Automotive tire services	259,204	258,403
Beverages	304,139	306,278
Child care	55,606	56,599
Convenience stores	767,949	766,472
Dollar stores	1,174,859	824,274
Drug stores	1,002,563	943,401
Financial services	265,762	252,764
Food processing	135,636	138,000
Grocery stores	336,253	280,047
Health and fitness	549,349	493,981
Health care	230,002	228,491
Restaurants-casual dining	465,496	477,130
Restaurants-quick service	303,722	312,474
Theaters	375,486	367,830
Transportation services	660,701	623,541
Wholesale club	471,905	455,875
30 other non-reportable segments	1,977,989	1,787,599
Total segment net real estate	9,621,129	8,796,609

Intangible assets:
Apparel	53,167	37,553
Automotive service	3,079	3,248
Automotive tire services	15,430	15,770
Beverages	2,926	3,055
Convenience stores	18,286	13,342
Dollar stores	61,039	50,209
Drug stores	190,077	180,506
Financial services	42,033	40,112
Food processing	24,110	25,297
Grocery stores	43,849	22,073
Health and fitness	67,222	53,703
Health care	37,550	38,465
Restaurants-casual dining	11,277	11,906
Restaurants-quick service	17,405	17,936
Theaters	23,986	23,600
Transportation services	107,316	107,296
Wholesale club	41,629	33,221
Other non-reportable segments	287,758	258,167

Goodwill:
Automotive service	453	454
Automotive tire services	865	865
Child care	5,132	5,141
Convenience stores	2,031	2,031
Restaurants-casual dining	2,300	2,328
Restaurants-quick service	1,097	1,131
Other non-reportable segments	3,678	3,710
Other corporate assets	127,578	176,713
Total assets	$10,812,402	$9,924,441

	Three months ended		Six months ended
	June 30,		June 30,
Revenue	2014	2013	2014	2013
Segment rental revenue:
Apparel	$4,276	$3,501	$8,077	$6,952
Automotive service	4,261	3,867	8,117	7,661
Automotive tire services	7,086	6,752	14,138	13,240
Beverages	6,253	6,179	12,506	12,357
Child care	4,996	5,343	9,984	10,518
Convenience stores	22,525	20,505	44,629	40,451
Dollar stores	21,611	10,184	41,070	19,774
Drug stores	21,141	12,661	41,405	22,923
Financial services	4,201	3,915	8,302	7,059
Food processing	3,005	2,815	6,010	5,484
Grocery stores	6,710	5,527	12,600	10,812
Health and fitness	15,466	10,859	30,314	21,162
Health care	4,018	3,839	8,005	6,821
Restaurants-casual dining	9,649	9,615	19,405	18,813
Restaurants-quick service	7,868	7,672	16,597	15,613
Theaters	11,548	11,538	23,077	23,046
Transportation services	11,503	10,447	22,786	19,078
Wholesale club	9,245	6,085	17,997	12,041
30 other non-reportable segments	46,506	38,785	90,970	74,082
Total rental revenue	221,868	180,089	435,989	347,887
Tenant reimbursements	6,169	4,485	12,597	10,512
Other revenue	609	1,869	1,632	3,566
Total revenue	$228,646	$186,443	$450,218	$361,965

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.8 million during the second quarter of 2014, $3.7 million during the second quarter of 2013, $5.4 million during the first six months of 2014 and $7.5 million during the first six months of 2013.

A.   Restricted Stock

The following table summarizes our common stock grant activity under the 2012 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	For the six months ended		For the year ended
	June 30, 2014		December 31, 2013
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested
shares, beginning of year	722,263	$23.37	895,550	$19.94
Shares granted	250,993	$39.67	484,060	$41.13
Shares vested	(316,415)	$36.51	(654,650)	$30.91
Shares forfeited	(15,804)	$38.81	(2,697)	$37.30
Outstanding nonvested
shares, end of each period	641,037	$32.40	722,263	$23.37

(1) Grant date fair value.

During the first six months of 2014, we issued 250,993 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 30,829 vested immediately, 8,000 vest over a service period of two years, 4,000 vest over a service period of three years, 30,535 vest over a service period of four years, and 177,629 vest over a service period of five years.  Additionally, during 2013, 51,454 shares of performance-based common stock was granted, of which 12,864 shares vested at the end of 2013 based on the achievement of certain 2013 performance metrics, and of which 12,864 may vest at the end of 2014, 2015 and 2016, if certain performance metrics are reached.

As of June 30, 2014, the remaining unamortized share-based compensation expense related to restricted stock totaled $21.0 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first six months of 2014 or 2013.

B.   Performance Shares

During the first six months of 2014, we granted performance share awards, as well as dividend equivalent rights.  Eighty percent (80%) of the total award value is market-based and subject to two Total Shareholder Return (“TSR”) market measures:  60% relative to the MSCI US REIT Index and 20% relative to the NAREIT Freestanding Index.  The remaining 20% is performance-based, and will vest based on our debt-to-EBITDA ratio achieved during the performance period.  The number of performance shares that vest based on the achievement of the performance goals will vest 50% on January 1, 2017 and 50% on January 1, 2018, subject to continued employment.

During the first six months of 2014, 71,705 performance shares, with an estimated fair value of $3.0 million and an average grant date fair value of $41.46, were granted to our executive officers.  The performance period for these awards began on January 1, 2014 and will end on December 31, 2016. The fair value of the market-based awards was estimated on the date of grant using a Monte Carlo Simulation model.

As of June 30, 2014, the remaining unamortized share-based compensation expense related to the performance shares totaled $2.8 million.  The portion related to the market-based awards is being amortized on a straight-line basis over the service period, and the portion related to the performance-based awards is being amortized on a tranche-by-tranche basis over the service period.

20.   Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 6,000,000 common shares to be issued.  During the first six months of 2014, we issued 1,240,305 shares and raised approximately $54.4 million under the DRSPP.  During the first six months of 2013, we issued 44,549 shares and raised approximately $2.0 million under the DRSPP.  From the inception of the DRSPP, in April 2011, through June 30, 2014, we have issued 2,804,647 shares and raised approximately $114.5 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. In June 2014, we issued 1,135,897 shares and raised $50.0 million under the waiver approval process.

21.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2014, we have contingent payments of $3.9 million for tenant improvements and leasing costs. In addition, as of June 30, 2014, we had committed $41.6 million under construction contracts, which is expected to be paid in the next twelve months.

22.   Subsequent Events

In July 2014, we declared the following dividends, which will be paid in August 2014:

-	$0.1827917 per share to our common stockholders;
-	$0.140625 per share to our Class E preferred stockholders; and
-	$0.138021 per share to our Class F preferred stockholders.

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our portfolio of properties leased to commercial tenants. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, and capital markets expertise. Over the past 45 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

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

Generally, our portfolio management efforts seek to achieve:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

At June 30, 2014, we owned a diversified portfolio:

•	Of 4,263 properties;
•	With an occupancy rate of 98.3%, or 4,189 properties leased and 74 properties available for lease;
•	Leased to 228 different commercial tenants doing business in 47 separate industries;
•	Located in 49 states and Puerto Rico;
•	With over 69.1 million square feet of leasable space; and
•	With an average leasable space per property of approximately 16,200 square feet, including approximately 11,050 square feet per retail property.

Of the 4,263 properties in the portfolio, 4,242, or 99.5%, are single-tenant properties, and the remaining 21 are multi-tenant properties. At June 30, 2014, of the 4,242 single-tenant properties, 4,169 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.6 years.

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

We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At June 30, 2014, our top 20 tenants represent approximately 52% of our annualized revenue and eight of these tenants have investment grade credit ratings.

Investment Strategy

When identifying new properties for acquisition, we generally focus on providing capital to owners and operators of commercial tenants by acquiring the real estate they consider important to the successful operation of their business.

We primarily focus on acquiring properties with many of the following attributes:

•	Tenants with reliable and sustainable cash flow;
•	Tenants with revenue and cash flow from multiple sources;
•	Tenants that are willing to sign a long-term lease (10 or more years);
•	Tenants that are large owners and users of real estate;
•	Real estate that is critical to the tenant’s ability to generate revenue (i.e. they need the property in which they operate in order to conduct their business);
•	Real estate with property valuations that approximate replacement cost;
•	Properties with rental or lease payments that approximate market rents; and
•	Property transactions where we can achieve an attractive spread over our cost of capital.

From a retail perspective, our investment strategy is to target tenants with a service, non-discretionary, and/or low price point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for the second quarter of 2014 was derived from tenants with a service, non-discretionary, and/or low price point component to their business.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

Diversification is also a key objective of our investment strategy.  We believe that diversification of the portfolio by tenant, industry, geographic location, and property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of June 30, 2014, consisted of 4,263 properties located in 49 states and Puerto Rico, leased to 228 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments represented in our property portfolio individually accounted for no more than 10.2% of our rental revenue for the quarter ended June 30, 2014.  We typically acquire and lease properties to tenants in transactions where we can achieve an attractive risk-adjusted return. Since 1970, our occupancy rate at the end of each year has never been below 96%.

Credit Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligations is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive, and in the event of reorganization, they are less likely to reject a lease for a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

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

At June 30, 2014, we classified real estate with a carrying amount of $9.6 million as held for sale on our balance sheet. For the remainder of 2014, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $75 million in property sales for all of 2014. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 45-year policy of paying monthly dividends.  We increased the dividend three times during 2014.

	Month	Dividend	Increase
2014 Dividend increases	Paid	per share	per share
1st increase	Jan 2014	$ 0.1821667	$ 0.0003125
2nd increase	Apr 2014	0.1824792	0.0003125
3rd increase	Jul 2014	0.1827917	0.0003125

The dividends paid per share totaled $1.0939377 in the first six months of 2014 as compared to $1.057271 in the first six months of 2013, an increase of $0.0366667, or 3.5%.

The increase in July was our 67th consecutive quarterly increase and the 76th increase in the amount of the dividend since our listing on the NYSE in 1994.  In June 2014 and July 2014, we declared dividends of $0.1827917 per share, which were paid in July 2014 and will be paid in August 2014, respectively.

The monthly dividend of $0.1827917 per share represents a current annualized dividend of $2.1935004 per share, and an annualized dividend yield of approximately 4.9% based on the last reported sale price of our common stock on the NYSE of $44.42 on June 30, 2014. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Second Quarter of 2014

During the second quarter of 2014, we invested $405.1 million in 73 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.3%.  The 73 new properties and properties under development or expansion are located in 27 states, will contain over 2.4 million leasable square feet and are 100% leased, with a weighted average lease term of 10.6 years.  The tenants occupying the new properties operate in 22 industries and the property types consist of 75.9% retail, 14.6% office, 5.2% industrial and distribution, and 4.3% manufacturing, based on rental revenue.

Acquisitions during the First Six Months of 2014

During the first six months of 2014, we invested $1.06 billion in 402 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 402 new properties and properties under development or expansion, are located in 39 states, will contain over 6.9 million leasable square feet and are 100% leased, with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 24 industries and the property types consist of 83.0% retail, 8.5% office, 6.8% industrial and distribution, and 1.7% manufacturing, based on rental revenue.  None of our investments during the first six months of 2014 caused any one tenant to be 10% or more of our total assets at June 30, 2014.

We previously disclosed a purchase and sale agreement with Inland Diversified Real Estate Trust, Inc., or Inland, and certain subsidiaries of Inland, to acquire 84 single-tenant, 100% net-leased properties, for $502.9 million, which were acquired during the first six months of 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.  Of the $1.06 billion we invested during the first six months of 2014, $35.6 million was invested in 21 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At June 30, 2014, we had 74 properties available for lease out of 4,263 properties in our portfolio, which represents a 98.3% occupancy rate. Since December 31, 2013, when we reported 70 properties available for lease and a 98.2% occupancy rate, we:

•                  Had 85 lease expirations;

•                  Re-leased 76 properties; and

•                  Sold five properties.

Of the 76 properties re-leased during the first six months of 2014, 67 properties were re-leased to either existing or new tenants without vacancy, and nine were re-leased to new tenants after a period of vacancy. The annual rent on these leases was $12.5 million, as compared to the previous rent on these same properties of $12.4 million.

At June 30, 2014, our average annualized rental revenue was approximately $13.09 per square foot on the 4,189 leased properties in our portfolio.  At June 30, 2014, we classified nine properties with a carrying amount of $9.6 million as held for sale on our balance sheet.

Investments in Existing Properties

In the second quarter of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $275,000 for re-leasing costs and $1.1 million for building and tenant improvements.  In the second quarter of 2013, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $362,000 for re-leasing costs and $1.3 million for building and tenant improvements.

In the first six months of 2014, we capitalized costs of $2.7 million on existing properties in our portfolio, consisting of $467,000 for re-leasing costs and $2.3 million for building and tenant improvements.  In the first six months of 2013, we capitalized costs of $3.3 million on existing properties in our portfolio, consisting of $774,000 for re-leasing costs and $2.5 million for building and tenant improvements.

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

Note Issuance

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.6 million from these offerings were used to repay a portion of the outstanding borrowings under our acquisition credit facility.  Interest is paid semiannually on the 2024 Notes.

Issuance of Common Stock

In April 2014, we issued 13,800,000 shares of common stock, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our acquisition credit facility.

Modifications to Compensation Program

During April 2014, the Compensation Committee of the Board of Directors made modifications to the existing compensation program.  The modified compensation program now consists of distinct short-term and long-term incentive plans based on separate metrics.  The redesigned short-term incentive plan includes a mix of cash and equity awards.  Under the long-term incentive plan, an individual’s award is granted in performance-vesting equity awards, which vest based strictly on achieving future performance goals.  With respect to the performance based restricted shares, the award is based on objective performance metrics and determined primarily by relative stockholder return metrics with a smaller component based on balance sheet metrics.  As part of this new program, the Compensation Committee of the Board of Directors granted performance-vesting shares with an approximate grant date fair value of $3.0 million to our executive officers during April 2014.

Net Income Available to Common Stockholders

Net income available to common stockholders was $51.4 million in the second quarter of 2014, compared to $46.0 million in the second quarter of 2013, an increase of $5.4 million.  On a diluted per common share basis, net income was $0.23 in the second quarter of 2014 and 2013.

Net income available to common stockholders was $98.6 million in the first six months of 2014, compared to $108.7 million in the first six months of 2013, a decrease of $10.1 million. On a diluted per common share basis, net income available to common stockholders was $0.46 in the first six months of 2014, as compared to $0.59 in the first six months of 2013, a decrease of $0.13, or 22.0%.  Net income available to common stockholders in the first six months of 2013 was impacted by an unusually large gain on property sales, which represents $0.19 on a diluted per common share basis.  Net income available to common stockholders in the first six months of 2013 includes $12.6 million of merger-related costs, for the acquisition of American Realty Capital Trust, Inc., ARCT, which represents $0.07 on a diluted per common share basis.  Additionally, net income for the second quarter and first six months of 2013 has been adjusted from that previously reported in our June 30, 2013 Quarterly Report on Form 10-Q as a result of measurement period adjustments that were recorded during the second half of 2013 upon completion of the real estate valuations for our acquisition of ARCT.  As a result of these adjustments to the asset allocation, revisions were made to our consolidated statement of income for the first six months of 2013 for the impact related to rental revenue and depreciation and amortization.  Because of these revisions, net income for the first six months of 2013 increased by $3.2 million, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2014 were $2.0 million, as compared to $5.7 million during the second quarter of 2013.  Gains from the sale of properties during the first six months of 2014 were $5.8 million, as compared to $44.3 million during the first six months of 2013.

Funds from Operations Available to Common Stockholders (FFO)

In the second quarter of 2014, our FFO increased by $24.8 million, or 21.1%, to $142.4 million, compared to $117.6 million in the second quarter of 2013.  On a diluted per common share basis, FFO was $0.64 in the second quarter of 2014 and $0.60 in the second quarter of 2013, an increase of 6.7%.

In the first six months of 2014, our FFO increased by $55.6 million, or 25.1% to $276.9 million, compared to $221.3 million in the first six months of 2013.  On a diluted per common share basis, FFO was $1.29 in the first six months of 2014, compared to $1.20 in the first six months of 2013, an increase of $0.09, or 7.5%.  FFO, for the first six months of 2013, was normalized to exclude $12.6 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis.  All references to FFO for the first six months of 2013 reflect the adjustment for merger-related costs for the acquisition of ARCT.  As a result of measurement period adjustments related to ARCT real estate valuations (as discussed in “Net Income Available to Common Stockholders” above), FFO decreased by $2.8 million, or $0.02 per share, for the first six months of 2013.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the second quarter of 2014, our AFFO increased by $25.6 million, or 22.1%, to $141.2 million, compared to $115.6 million in the second quarter of 2013.  On a diluted common share basis, AFFO was $0.64 in the second quarter of 2014 and $0.59 in the second quarter of 2013, an increase of 8.5%.

In the first six months of 2014, our AFFO increased by $54.3 million, or 24.7%, to $273.8 million versus $219.5 million in the first six months of 2013.  On a diluted per common share basis, AFFO was $1.28 in the first six months of 2014, compared to $1.19 in the first six months of 2013, an increase of $0.09, or 7.6%.

See our discussion of FFO and AFFO (which are not financial measures under U.S. generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2014, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $4.58 billion, or approximately 30.3% of our total market capitalization of $15.14 billion.

We define our total market capitalization at June 30, 2014 as the sum of:

•                  Shares of our common stock outstanding of 222,623,256, plus total common units of 841,568, multiplied by the closing sales price of our common stock on the NYSE of $44.42 per share on June 30, 2014, or $9.93 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220.0 million;

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $70.8 million on our credit facility;

•                  Outstanding mortgages payable of $892.3 million, excluding net mortgage premiums of $24.2 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.55 billion, excluding unamortized original issuance discounts of $14.0 million.

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

Mortgage Debt

As of June 30, 2014, we had $892.3 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at June 30, 2014, we had net premiums totaling $24.2 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first six months of 2014, we made $21.9 million in principal payments, which includes the repayment of two mortgages in full for $18.2 million.

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

At June 30, 2014, we had a borrowing capacity of $1.43 billion available on our credit facility and an outstanding balance of $70.8 million.  The interest rate on borrowings outstanding under our credit facility, at June 30, 2014, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At June 30, 2014, we remain in compliance with these covenants.  We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2014, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,550
Unamortized original issuance discounts	(14)
$3,536

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at June 30, 2014. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds only and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2014 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	42.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	8.4%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.7	x
Maintenance of total unencumbered assets	> 150% of unsecured debt	250.7%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on July 1, 2013, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2013, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at June 30, 2014 (in thousands, for trailing twelve months):

Net income attributable to the Company	$235,470
Plus: interest expense	197,102
Plus: provision for taxes	1,761
Plus: depreciation and amortization	349,458
Plus: provisions for impairment	2,258
Plus: pro forma adjustments	59,952
Less: gain on sales of real estate	(26,281)
Income available for debt service, as defined	$819,720
Total pro forma debt service charge	$220,631
Debt service coverage ratio	3.7

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. generally accepted accounting principles, or GAAP, operating performance measures.  Below is our calculation of fixed charges at June 30, 2014 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$819,720
Pro forma debt service charge plus preferred stock dividends	$262,561
Fixed charge coverage ratio	3.1

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2014, we had cash and cash equivalents totaling $8.9 million.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of June 30, 2014 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2014	$-		$-		$-	$57.4		$107.9		$0.5		$6.3		$-		$172.1
2015	-		150.0		-	125.3		211.3		1.0		12.6		45.5		545.7
2016	-		275.0		-	248.4		187.4		1.0		12.7		-		724.5
2017	70.8		175.0		-	142.3		164.1		1.0		12.8		-		566.0
2018	-		350.0		70.0	15.0		144.9		1.0		12.8		-		593.7
Thereafter	-		2,600.0		-	303.9		627.7		9.4		144.5		-		3,685.5

Totals	$70.8		$3,550.0		$70.0	$892.3		$1,443.3		$13.9		$201.7		$45.5		$6,287.5

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension, which is incorporated in the table above.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at June 30, 2014, is $14.0 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at June 30, 2014, is $24.2 million.

(4) Interest on the credit facility, term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of June 30, 2014 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) “Other” consists of $41.6 million of commitments under construction contracts and $3.9 million of contingent payments for tenant improvements and leasing costs.

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

As part of our acquisition of ARCT in January 2013, we issued 6,750 shares of preferred partnership units, with a carrying value of $6.75 million.  Payments on these shares of preferred units are made monthly in arrears at a rate of 2% per annum, or $135,000, and are included in interest expense.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common units in a newly formed entity, Realty Income, L.P.  The units issued as consideration for the acquisition represent a 2.2% ownership in Realty Income, L.P. at June 30, 2014.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2013, our cash distributions to preferred and common stockholders totaled $451.2 million, or approximately 161.4% of our estimated taxable income of $279.6 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first six months of 2014, totaled $234.6 million, representing 85.7% of our adjusted funds from operations available to common stockholders of $273.8 million. In comparison, our 2013 cash distributions to common stockholders totaled $409.2 million, representing 88.4% of our adjusted funds from operations available to common stockholders of $463.1 million.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight-line method over an estimated useful life of 25 to 35 years for buildings and 4 to 15 years for improvements, which we believe are appropriate estimates of useful life. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013.

Rental Revenue

Rental revenue was $221.9 million for the second quarter of 2014, as compared to $180.1 million for the second quarter of 2013, an increase of $41.8 million, or 23.2%. The increase in rental revenue in the second quarter of 2014 compared to the second quarter of 2013 is primarily attributable to:

•                  The 402 properties (6.6 million square feet) acquired by Realty Income in 2014, which generated $15.5 million of rent in the second quarter of 2014;

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $71.0 million of rent in the second quarter of 2014, compared to $47.7 million of rent in the second quarter of 2013, an increase of $23.3 million;

•                  Same store rents generated on 2,774 properties (35.9 million square feet) during the second quarter of 2014 increased by $1.8 million, or 1.4%, to $130.5 million from $128.7 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $918,000 in the second quarter of 2014 as compared to the second quarter of 2013; and

•                  A net increase of $85,000 relating to the aggregate of (i) rental revenue from properties (141 properties comprising 1.3 million square feet) that were vacant during any part of 2014 or 2013, and (ii) rental revenue for five properties under development, which, in aggregate, totaled $2.7 million in the second quarter of 2014 compared to $2.6 million in the second quarter of 2013.

Rental revenue was $436.0 million for the first six months of 2014, as compared to $347.9 million for the first six months of 2013, an increase of $88.1 million, or 25.3%. The increase in rental revenue in the first six months of 2014 compared to the first six months of 2013 is primarily attributable to:

•                  The 402 properties (6.6 million square feet) acquired by Realty Income in 2014, which generated $22.8 million of rent in the first six months of 2014;

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $141.9 million of rent in the first six months of 2014, compared to $82.4 million of rent in the first six months of 2013, an increase of $59.5 million;

•                  Same store rents generated on 2,774 properties (35.9 million square feet) during the first six months of 2014 increased by $3.7 million, or 1.4%, to $261.5 million from $257.8 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.4 million in the first six months of 2014 as compared to the first six months of 2013; and

•                 A net increase of $506,000 relating to the aggregate of (i) rental revenue from properties (141 properties comprising 1.3 million square feet) that were vacant during any part of 2014 or 2013, and (ii) rental revenue for 5 properties under development, which, in aggregate, totaled $5.4 million in the first six months of 2014 compared to $4.9 million in the first six months of 2013.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, and (iii) were involved in eminent domain and rent was reduced. Each of the exclusions from the same store pool is separately addressed within the applicable sentences above explaining the changes in rental revenue for the period.

Of the 4,263 properties in the portfolio at June 30, 2014, 4,242, or 99.5%, are single-tenant properties and the remaining 21 are multi-tenant properties. Of the 4,242 single-tenant properties, 4,169, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.6 years at June 30, 2014. Of our 4,169 leased single-tenant properties, 3,740, or 89.7%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $249,000 in the second quarter of 2014, and $146,000 in the second quarter of 2013 (excluding percentage rent reclassified to discontinued operations of $3,000 in the second quarter of 2014 and $13,000 in the second quarter of 2013).  Percentage rent was $1.7 million in the first six months of 2014, and $1.0 million in the first six months of 2013 (excluding percentage rent reclassified to discontinued operations of $31,000 in the first six months of 2014 and $33,000 in the first six months of 2013). Percentage rent in the first six months of 2014 was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2014.

Our portfolio of real estate, leased primarily to regional and national commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2014, our portfolio of 4,263 properties was 98.3% leased with 74 properties available for lease, as compared to 98.2% occupancy, or 70 properties available for lease at December 31, 2013 and 98.2% occupancy, or 68 properties available for lease at June 30, 2013. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $6.2 million in the second quarter of 2014 compared to $4.5 million in the second quarter of 2013, and $12.6 million in the first six months of 2014 compared to $10.5 million in the first six months of 2013.  The increase in tenant reimbursements is primarily due to our 2013 and 2014 acquisitions.  Our tenant reimbursements match our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $609,000 in the second quarter of 2014 compared to $1.9 million in the second quarter of 2013, and $1.6 million in the first six months of 2014 compared to $3.6 million in the first six months of 2013.

Depreciation and Amortization

Depreciation and amortization was $92.9 million for the second quarter of 2014, as compared to $73.9 million for the second quarter of 2013. Depreciation and amortization was $182.9 million for the first six months of 2014, as compared to $140.7 million for the first six months of 2013. The increase in depreciation and amortization in the first six months of 2014 was primarily due to the acquisition of properties in 2014 and 2013, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended

	June 30,		June 30,

	2014	2013	2014	2013
Interest on our credit facility, term loan, notes, mortgages & interest rate swaps	$52,181	$41,421	$103,738	$82,606
Credit facility commitment fees	664	442	1,320	880
Amortization of credit facility origination costs and deferred financing costs	2,018	1,740	3,947	3,441
(Gain) loss on interest rate swaps	984	(1,738)	1,041	(1,286)
Amortization of net mortgage premiums	(3,009)	(2,494)	(5,394)	(4,441)
Interest capitalized	(126)	(139)	(220)	(369)
Interest expense	$52,712	$39,232	$104,432	$80,831

Credit facility, term loan, mortgages and notes	2014	2013	2014	2013
Average outstanding balances (dollars in thousands)	$4,460,726	$3,479,690	$4,499,849	$3,555,012
Average interest rates	4.64%	4.76%	4.57%	4.64%

The increase in interest expense was primarily due to the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, and an increase in mortgages payable which were partially offset by slightly lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

At June 30, 2014, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.55 billion (excluding unamortized original issuance discounts of $14.0 million) was 4.8%;

•                  Mortgages payable of $892.3 million, excluding net premiums totaling $24.2 million on these mortgages was 5.1%;

•                  Credit facility outstanding borrowings of $70.8 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $4.58 billion was 4.7%.

General and Administrative Expenses

General and administrative expenses decreased by $501,000 to $11.6 million in the second quarter of 2014, compared to $12.1 million in the second quarter of 2013. Included in general and administrative expenses are acquisition transaction costs (excluding 2013 ARCT merger-related costs) of $191,000, during the second quarter of 2014, as compared to $675,000 for the second quarter of 2013. General and administrative expenses increased by $757,000 to $24.5 million in the first six months of 2014, compared to $23.7 million in the first six months of 2013. Included in general and administrative expenses are acquisition transaction costs (excluding 2013 ARCT merger-related costs) of $645,000 during the first six months of 2014, as compared to $818,000 for the first six months of 2013. Even though general and administrative expenses increased during the first six months of 2014 primarily due to increases in employee costs, general and administrative expenses as a percentage of total revenue decreased. In July 2014, we had 119 employees, as compared to 104 employees in July 2013.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
General and administrative expenses	$11,587	$12,088	$24,473	$23,716
Total revenue, including discontinued operations(1)	222,516	183,677	437,731	355,971
General and administrative expenses as a percentage of total revenue	5.2%	6.6%	5.6%	6.7%

(1) Excludes all tenant reimbursements revenue, as well as gain on sales and Crest revenue included in discontinued operations.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2014, 74 properties were available for lease, as compared to 70 at December 31, 2013 and 68 at June 30, 2013.

Property expenses were $10.1 million (including $6.2 million reimbursable) in the second quarter of 2014, and $7.8 million (including $4.5 million reimbursable) in the second quarter of 2013. Property expenses were $20.7 million (including $12.6 million reimbursable) in the first six months of 2014 and $17.3 million (including $10.5 million reimbursable) in the first six months of 2013. The increase in property expenses for the first six months of 2014 is primarily attributable to the increased portfolio size, which contributed to higher maintenance and utilities, property taxes, ground rent expenses and legal costs, along with higher contractually obligated reimbursements primarily due to our 2013 and 2014 acquisitions, partially offset by lower insurance costs.

Income Taxes

Income taxes were $570,000 in the second quarter of 2014, as compared to $624,000 in the second quarter of 2013. Income taxes were $1.7 million in the first six months of 2014, as compared to $1.2 million in the first six months of 2013. The increase in income taxes for the first six months of 2014 is primarily related to higher city and state income and franchise taxes paid by Realty Income and its subsidiaries, primarily related to increased portfolio size.

Provisions for Impairment

For the second quarter of 2014, we recorded total provisions for impairment of $499,000 on two properties classified as held for sale.  For the first six months of 2014, we recorded total provisions for impairment of $2.2 million on three sold properties and three properties classified as held for sale.  These properties were not classified as held for sale in our financial statements issued prior to the date of adoption of the new accounting requirements regarding discontinued operations; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three and six months ended June 30, 2014. For the second quarter of 2013, we recorded total provisions for impairment of $2.5 million on one sold property and two properties classified as held for sale. For the first six months of 2013, we recorded provisions for impairment of $3.0 million on seven sold properties and two properties classified as held for sale. Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2013.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $605,000 for the second quarter of 2013 and $12.6 million for the first six months of 2013.  On a diluted per common share basis, this expense represented $0.07 for the first six months of 2013.

Gain on Sales of Real Estate

During the second quarter of 2014, we sold six properties for $7.0 million, which resulted in a gain of $2.0 million.  During the first six months of 2014, Realty Income sold 17 properties for $19.7 million, which resulted in a gain of $5.8 million. The results of operations specifically related to six properties classified as held for sale at December 31, 2013 and sold during the first six months of 2014, which included gain on sales of $2.6 million during the first six months of 2014, have been classified as discontinued operations.  Gain on sales of $2.0 million on six properties and $3.2 million on 11 properties was classified as gain on sales of real estate on our consolidated income statement for the second quarter and six months ended June 30, 2014, respectively.

In comparison, during the second quarter of 2013, we sold 17 properties for $23.7 million, which resulted in a gain of $5.7 million.  During the first six months of 2013, we sold 34 properties for $83.7 million, which resulted in a gain of $44.3 million. The results of operations for the dispositions during the first six months of 2013 have been reclassified as discontinued operations.

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

Operations from nine properties were classified as held for sale at June 30, 2014.  The results of operations for eight of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the one remaining property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2014. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended

	June 30,		June 30,

Income from discontinued operations	2014	2013	2014	2013

Gain on sales of real estate	$-	$5,744	$2,607	$44,304
Rental revenue	33	1,322	97	4,110
Tenant reimbursements	(2)	67	-	99
Other revenue	6	397	13	408
Depreciation and amortization	-	(615)	-	(1,110)
Property expenses (including reimbursable)	(17)	(98)	(118)	(638)
Provisions for impairment	-	(2,206)	-	(2,662)
Crest’s income (loss) from discontinued operations	-	(39)	498	(79)

Income from discontinued operations	$20	$4,572	$3,097	$44,432

Per common share, basic and diluted	$0.00	$0.02	$0.01	$0.24

Crest’s Assets and Property Sales

At June 30, 2014, Crest had an inventory of two properties. In addition to the two properties, Crest also held notes receivable of $18.5 million at June 30, 2014 and $18.7 million at December 31, 2013.

During the first six months of 2014, Crest sold one property for $820,000 at no gain.  During the first six months of 2014, Crest did not acquire any properties. Crest did not buy or sell any properties and did not record any provisions for impairment during the first six months of 2013.

Preferred Stock Dividends

Preferred stock dividends totaled $10.5 million in the second quarters of 2014 and 2013, and $21.0 million in the first six months of 2014 and 2013.

Net Income Available to Common Stockholders

Net income available to common stockholders was $51.4 million in the second quarter of 2014, compared to $46.0 million in the second quarter of 2013, an increase of $5.4 million.  On a diluted per common share basis, net income was $0.23 in the second quarter of 2014 and 2013.

Net income available to common stockholders was $98.6 million in the first six months of 2014, compared to $108.7 million in the first six months of 2013, a decrease of $10.1 million. On a diluted per common share basis, net income available to common stockholders was $0.46 in the first six months of 2014, as compared to $0.59 in the first six months of 2013, a decrease of $0.13, or 22.0%.  Net income available to common stockholders in the first six months of 2013 was impacted by an unusually large gain on property sales, which represents $0.19 on a diluted per common share basis.  Net income available to common stockholders in the first six months of 2013 includes $12.6 million of merger-related costs, for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis.  Additionally, net income for the second quarter and first six months of 2013 has been adjusted from that previously reported in our June 30, 2013 Quarterly Report on Form 10-Q as a result of measurement period adjustments that were recorded during the second half of 2013 upon completion of the real estate valuations for our acquisition of ARCT.  As a result of these adjustments to the asset allocation, revisions were made to our consolidated statement of income for the first six months of 2013 for the impact related to rental revenue and depreciation and amortization.  Because of these revisions, net income for the first six months of 2013 increased by $3.2 million, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2014 were $2.0 million, as compared to $5.7 million during the second quarter of 2013.  Gains from the sale of properties during the first six months of 2014 were $5.8 million, as compared to $44.3 million during the first six months of 2013.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2014 increased by $24.8 million, or 21.1%, to $142.4 million, compared to $117.6 million for the second quarter of 2013.  In the first six months of 2014, our FFO increased by $55.6 million, or 25.1% to $276.9 million, compared to $221.3 million in the first six months of 2013.  On a diluted per common share basis, FFO was $1.29 in the first six months of 2014, as compared to $1.20 in the first six months of 2013, an increase of $0.09, or 7.5%.  FFO, for the first six months of 2013, was normalized to exclude $12.6 million of merger-related costs, which represents $0.07 on a diluted per common share basis, for the acquisition of ARCT.  All references to FFO for the first six months of 2013 reflect the adjustment for merger-related costs.  As a result of measurement period adjustments related to ARCT real estate valuations (as discussed in “Net Income Available to Common Stockholders”), FFO decreased by $2.8 million, or $0.02 per share, for the first six months of 2013.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$51,420	$45,957	$98,599	$108,692
Depreciation and amortization:
Continuing operations	92,894	73,906	182,864	140,655
Discontinued operations	-	632	-	1,146
Depreciation of furniture, fixtures and equipment	(104)	(67)	(196)	(128)
Provisions for impairment on investment properties:
Continuing operations	499	290	2,182	290
Discontinued operations	-	2,206	-	2,662
Gain on sale of investment properties:
Continuing operations	(1,964)	-	(3,236)	-
Discontinued operations	-	(5,744)	(2,607)	(44,304)
Merger-related costs (1)	-	605	-	12,635
FFO adjustments allocable to noncontrolling interests	(336)	(220)	(696)	(395)
FFO available to common stockholders	$142,409	$117,565	$276,910	$221,253

FFO per common share, basic and diluted (2)	$0.64	$0.60	$1.29	$1.20

Distributions paid to common stockholders	$121,229	$106,692	$234,643	$191,669

FFO in excess of distributions paid to common stockholders	$21,180	$10,873	$42,267	$29,584

Weighted average number of common shares used for computation per share:
Basic	220,979,955	195,574,014	214,039,692	183,714,191
Diluted (2)	221,043,619	195,759,091	214,089,629	183,873,647

(1) FFO for the three and six months ended June 30, 2013, has been normalized to exclude ARCT merger-related costs.

(2) The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on property sales and extraordinary items.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2014 increased by $25.6 million, or 22.1%, to $141.2 million, as compared to $115.6 million in the second quarter of 2013.  AFFO for the first six months of 2014 increased by $54.3 million, or 24.7%, to $273.8 million, as compared to $219.5 million in the first six months of 2013. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$51,420	$45,957	$98,599	$108,692
Cumulative adjustments to calculate FFO(1)	90,989	71,608	178,311	112,561
FFO available to common stockholders	142,409	117,565	276,910	221,253
Amortization of share-based compensation	2,752	3,653	5,449	7,498
Amortization of deferred financing costs(2)	1,165	1,015	2,241	2,021
Amortization of net mortgage premiums	(3,009)	(2,494)	(5,394)	(4,441)
(Gain) loss on interest rate swaps	984	(1,738)	1,042	(1,286)
Capitalized leasing costs and commissions	(275)	(361)	(467)	(774)
Capitalized building improvements	(1,090)	(1,255)	(2,267)	(2,520)
Straight-line rent	(3,977)	(3,250)	(7,913)	(6,454)
Amortization of above and below-market leases	2,213	2,429	4,207	4,223
AFFO adjustments allocable to noncontrolling interests	6	20	14	27
Total AFFO available to common stockholders	$141,178	$115,584	$273,822	$219,547

AFFO per common share:
Basic	$0.64	$0.59	$1.28	$1.20
Diluted (3)	$0.64	$0.59	$1.28	$1.19

Distributions paid to common stockholders	$121,229	$106,692	$234,643	$191,669

AFFO in excess of distributions paid to common stockholders	$19,949	$8,892	$39,179	$27,878

Weighted average number of common shares used for computation per share:
Basic	220,979,955	195,574,014	214,039,692	183,714,191
Diluted (3)	221,043,619	195,759,091	214,089,629	183,873,647

(1)                See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

(2)                Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011, October 2012, July 2013 and June 2014.  Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable and the issuance of our term loan.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loan.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2014, we owned a diversified portfolio:

•                  Of 4,263 properties;

•                  With an occupancy rate of 98.3%, or 4,189 properties leased and only 74 properties available for lease;

•                  Leased to 228 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 69.1 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,200 square feet, including approximately 11,050 square feet per retail property.

At June 30, 2014, of our 4,263 properties, 4,169 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Retail industries
Apparel stores	1.9%	1.9%	1.7%	1.4%	1.2%	1.1%	1.1%
Automotive collision services	0.8	0.8	1.1	0.9	1.0	1.1	1.0
Automotive parts	1.2	1.2	1.0	1.2	1.4	1.5	1.6
Automotive service	1.8	2.1	3.1	3.7	4.7	4.8	4.8
Automotive tire services	3.2	3.6	4.7	5.6	6.4	6.9	6.7
Book stores	*	*	0.1	0.1	0.1	0.2	0.2
Child care	2.3	2.8	4.5	5.2	6.5	7.3	7.6
Consumer electronics	0.3	0.3	0.5	0.5	0.6	0.7	0.8
Convenience stores	10.2	11.2	16.3	18.5	17.1	16.9	15.8
Crafts and novelties	0.5	0.5	0.3	0.2	0.3	0.3	0.3
Dollar stores	9.8	6.2	2.2	-	-	-	-
Drug stores	9.5	8.1	3.5	3.8	4.1	4.3	4.1
Education	0.4	0.4	0.7	0.7	0.8	0.9	0.8
Entertainment	0.6	0.6	0.9	1.0	1.2	1.3	1.2
Equipment services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Financial services	1.4	1.5	0.2	0.2	0.2	0.2	0.2
General merchandise	1.2	1.1	0.6	0.6	0.8	0.8	0.8
Grocery stores	3.0	2.9	3.7	1.6	0.9	0.7	0.7
Health and fitness	7.0	6.3	6.8	6.4	6.9	5.9	5.6
Health care	1.1	1.1	-	-	-	-	-
Home furnishings	0.7	0.9	1.0	1.1	1.3	1.3	2.4
Home improvement	1.3	1.6	1.5	1.7	2.0	2.2	2.1
Jewelry	0.1	0.1	-	-	-	-	-
Motor vehicle dealerships	1.5	1.6	2.1	2.2	2.6	2.7	3.2
Office supplies	0.4	0.5	0.8	0.9	0.9	1.0	1.0
Pet supplies and services	0.7	0.8	0.6	0.7	0.9	0.9	0.8
Restaurants - casual dining	4.3	5.1	7.3	10.9	13.4	13.7	14.3
Restaurants - quick service	3.5	4.4	5.9	6.6	7.7	8.3	8.2
Shoe stores	0.1	0.1	0.1	0.2	0.1	-	-
Sporting goods	1.7	1.7	2.5	2.7	2.7	2.6	2.3
Theaters	5.2	6.2	9.4	8.8	8.9	9.2	9.0
Transportation services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	4.2	3.9	3.2	0.7	-	-	-
Other	0.1	0.1	0.1	0.1	0.3	1.1	1.2
Retail industries	80.2%	79.8%	86.7%	88.6%	95.4%	98.3%	98.2%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Non-retail industries
Aerospace	1.2	1.2	0.9	0.5	-	-	-
Beverages	2.8	3.3	5.1	5.6	3.0	-	-
Consumer appliances	0.5	0.6	0.1	-	-	-	-
Consumer goods	0.9	1.0	0.1	-	-	-	-
Crafts and novelties	0.1	0.1	-	-	-	-	-
Diversified industrial	0.5	0.2	0.1	-	-	-	-
Electric utilities	0.1	*	-	-	-	-	-
Equipment services	0.5	0.4	0.3	0.2	-	-	-
Financial services	0.4	0.5	0.4	0.3	-	-	-
Food processing	1.4	1.5	1.3	0.7	-	-	-
General merchandise	0.4	-	-	-	-	-	-
Government services	1.3	1.4	0.1	0.1	0.1	0.1	-
Health care	0.7	0.8	*	*	-	-	-
Home furnishings	0.2	0.2	-	-	-	-	-
Home improvement	0.1	-	-	-	-	-	-
Insurance	0.1	0.1	*	-	-	-	-
Machinery	0.1	0.2	0.1	-	-	-	-
Other manufacturing	0.7	0.6	-	-	-	-	-
Packaging	0.8	0.9	0.7	0.4	-	-	-
Paper	0.1	0.2	0.1	0.1	-	-	-
Shoe stores	0.8	0.9	-	-	-	-	-
Telecommunications	0.7	0.7	0.8	0.7	-	-	-
Transportation services	5.1	5.3	2.2	1.6	-	-	-
Other	0.3	0.1	1.0	1.2	1.5	1.6	1.8
Non-retail industries	19.8%	20.2%	13.3%	11.4%	4.6%	1.7%	1.8%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*                   Less than 0.1%

(1)               Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of June 30, 2014 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	June 30, 2014	(1)	Revenue
Retail	4,102	45,327,100	$172,153		77.7%
Industrial and distribution	86	16,278,800	23,463		10.6
Office	46	3,519,900	15,004		6.8
Manufacturing	14	3,875,200	5,607		2.5
Agriculture	15	184,500	5,209		2.4
Totals	4,263	69,185,500	$221,436		100.0%

(1)              Includes rental revenue for all properties owned by Realty Income at June 30, 2014, including revenue from properties reclassified as discontinued operations of $18.  Excludes revenue of $44 from properties owned by Crest and $406 from sold properties that were included in continuing operations.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at June 30, 2014 include the following:

Tenant	Number of Properties	% of Revenue

Walgreens	111	5.2%
FedEx	38	5.0%
Dollar General	502	5.0%
LA Fitness	45	4.6%
Family Dollar	450	4.5%
BJ’s Wholesale Clubs	15	2.9%
AMC Theatres	20	2.8%
Diageo	17	2.7%
Northern Tier Energy/Super America	134	2.3%
Regal Cinemas	20	2.1%
Rite Aid	58	2.0%
CVS Pharmacy	49	1.9%
The Pantry	145	1.7%
Circle K	150	1.6%
Walmart/Sam’s Club	19	1.5%
GPM Investments/Fas Mart	141	1.4%
NPC International	202	1.4%
TBC Corporation	70	1.3%
Smart & Final	36	1.2%
FreedomRoads/Camping World	18	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,102 retail properties, included in our 4,263 total properties, owned by Realty Income at June 30, 2014, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	June 30, 2014	(1)	Revenue
Tenants Providing Services
Automotive collision services	30	$1,836		1.1%
Automotive service	224	3,880		2.3
Child care	217	4,996		2.9
Education	15	815		0.5
Entertainment	9	1,241		0.7
Equipment services	2	150		0.1
Financial services	118	3,209		1.9
Health and fitness	77	15,466		9.0
Health care	27	1,096		0.6
Theaters	45	11,548		6.7
Transportation services	1	206		0.1
Other	9	208		0.1
	774	44,651		26.0
Tenants Selling Goods and Services
Automotive parts (with installation)	57	1,246		0.7
Automotive tire services	184	7,086		4.1
Convenience stores	779	22,416		13.0
Motor vehicle dealerships	19	3,373		2.0
Pet supplies and services	15	724		0.4
Restaurants - casual dining	312	9,003		5.2
Restaurants - quick service	386	7,855		4.6
	1,752	51,703		30.0
Tenants Selling Goods
Apparel stores	27	4,276		2.5
Automotive parts	72	1,457		0.8
Book stores	1	104		0.1
Consumer electronics	6	597		0.3
Crafts and novelties	11	1,062		0.6
Dollar stores	953	21,611		12.5
Drug stores	216	19,681		11.4
General merchandise	56	2,557		1.5
Grocery stores	70	6,727		3.9
Home furnishings	57	1,595		0.9
Home improvement	30	1,995		1.2
Jewelry	4	175		0.1
Office supplies	10	841		0.5
Shoe stores	1	168		0.1
Sporting goods	30	3,708		2.2
Wholesale clubs	32	9,245		5.4
	1,576	75,799		44.0
Total Retail Properties	4,102	$172,153		100.0%

(1)               Includes rental revenue for all retail properties owned by Realty Income at June 30, 2014, including revenue from properties reclassified as discontinued operations of $18.  Excludes revenue of $49,283 from non-retail properties, $44 from properties owned by Crest and $406 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,169 net leased, single-tenant properties as of June 30, 2014 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Jun 30,		Rental	of Leases	Jun 30,	Rental	of Leases	Jun 30,	Rental
Year	Retail	Non-Retail	Sq. Feet	2014	(2)	Revenue	Expiring	2014	Revenue	Expiring	2014	Revenue

2014	85	-	634,100	$2,045		1.0%	22	$795	0.4%	63	$1,250	0.6%
2015	172	-	866,600	3,693		1.7	67	1,520	0.7	105	2,173	1.0
2016	201	1	1,220,100	4,629		2.1	121	2,835	1.3	81	1,794	0.8
2017	187	2	2,116,500	6,031		2.8	49	3,050	1.4	140	2,981	1.4
2018	273	10	3,480,500	10,881		5.0	165	7,658	3.5	118	3,223	1.5
2019	214	11	3,599,800	11,619		5.3	167	10,001	4.6	58	1,618	0.7
2020	108	12	3,706,300	9,616		4.4	105	8,875	4.1	15	741	0.3
2021	184	13	5,487,900	14,332		6.6	187	13,780	6.3	10	552	0.3
2022	220	19	7,529,200	15,391		7.0	223	14,978	6.8	16	413	0.2
2023	344	22	6,561,600	20,875		9.5	353	20,203	9.2	13	672	0.3
2024	154	11	2,816,200	8,606		3.9	164	8,570	3.9	1	36	*
2025	296	10	4,201,900	18,124		8.3	299	17,873	8.2	7	251	0.1
2026	233	5	3,514,700	12,651		5.7	235	12,568	5.7	3	83	*
2027	462	2	4,901,800	16,080		7.4	462	16,040	7.4	2	40	*
2028	282	5	5,989,800	16,082		7.3	285	16,027	7.3	2	55	*
2029 - 2043	596	35	10,966,500	48,241		22.0	623	48,034	21.9	8	207	0.1

Totals	4,011	158	67,593,500	$218,896		100.0%	3,527	$202,807	92.7%	642	$16,089	7.3%

*       Less than 0.1%

(1)    Excludes 20 multi-tenant properties and 74 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)    Includes rental revenue of $18 from properties reclassified as discontinued operations and excludes revenue of $2,540 from 20 multi-tenant properties and from 74 vacant and unleased properties at June 30, 2014, $406 from sold properties included in continuing operations and $44 from properties owned by Crest.

(3)    Represents leases to the initial tenant of the property that are expiring for the first time.

(4)    Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2014 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	June 30, 2014	(1)	Revenue
Alabama	127	98%	1,029,300	$3,428		1.5%
Alaska	2	100	128,500	307		0.1
Arizona	114	96	1,409,800	5,741		2.6
Arkansas	53	98	782,600	1,655		0.7
California	165	99	5,112,300	22,717		10.3
Colorado	72	99	1,045,400	2,951		1.3
Connecticut	25	96	536,900	2,281		1.0
Delaware	17	100	78,300	541		0.2
Florida	320	99	3,363,700	13,555		6.1
Georgia	233	98	3,029,200	9,428		4.3
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	433		0.2
Illinois	160	99	4,406,500	12,681		5.7
Indiana	106	99	1,172,800	5,271		2.4
Iowa	35	94	2,751,700	3,326		1.5
Kansas	82	99	1,638,200	3,443		1.6
Kentucky	56	98	902,200	3,131		1.4
Louisiana	87	98	944,300	2,786		1.3
Maine	9	100	126,400	837		0.4
Maryland	33	100	772,000	4,203		1.9
Massachusetts	83	96	758,000	3,425		1.5
Michigan	106	98	1,009,400	3,285		1.5
Minnesota	155	100	1,153,200	7,350		3.3
Mississippi	121	98	1,551,500	3,800		1.7
Missouri	133	98	2,568,400	8,047		3.6
Montana	1	100	5,400	13		*
Nebraska	31	100	708,700	1,750		0.8
Nevada	22	95	413,000	1,289		0.6
New Hampshire	20	100	320,100	1,467		0.7
New Jersey	66	98	562,900	3,350		1.5
New Mexico	29	100	277,400	638		0.3
New York	87	95	2,203,500	10,587		4.8
North Carolina	149	99	1,508,100	5,689		2.6
North Dakota	7	100	66,000	118		0.1
Ohio	213	98	5,058,200	12,118		5.5
Oklahoma	124	99	1,583,700	3,814		1.7
Oregon	25	100	525,400	1,844		0.8
Pennsylvania	147	99	1,800,600	7,071		3.2
Rhode Island	4	100	157,200	929		0.4
South Carolina	134	99	1,011,100	4,389		2.0
South Dakota	11	100	133,500	244		0.1
Tennessee	194	96	3,005,500	5,946		2.7
Texas	434	98	7,801,800	21,387		9.7
Utah	13	100	749,000	1,337		0.6
Vermont	6	100	100,700	492		0.2
Virginia	140	97	2,628,600	6,979		3.2
Washington	38	100	415,300	1,575		0.7
West Virginia	12	100	261,200	883		0.4
Wisconsin	43	95	1,481,600	2,693		1.2
Wyoming	3	100	21,100	63		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,263	98%	69,185,500	$221,436		100.0%

*                    Less than 0.1%

(1)                Includes rental revenue for all properties owned by Realty Income at June 30, 2014, including revenue from properties reclassified as discontinued operations of $18. Excludes revenue of $44 from properties owned by Crest and $406 from sold properties that were included in continuing operations.

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

Of our 4,263 properties in the portfolio, approximately 97.8%, or 4,169 are leased to tenants under net leases where the tenant is generally responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of seven directors, six of which are independent, non-employee directors

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility, term loan, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of June 30, 2014.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2014	$57.3	6.63%	$0.1	2.50%
2015	251.5	5.42	23.8	4.63
2016	523.2	5.39	0.2	2.50
2017	307.8	5.63	80.3	1.36
2018	364.8	2.14	70.2	1.35
Thereafter	2,860.1	4.99	43.8	2.19
Totals (1)	$4,364.7	4.89%	$218.4	1.88%
Fair Value (2)	$4,670.4		$213.7

(1)      Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At June 30, 2014, the unamortized balance of net premiums on mortgages payable is $24.2 million, and the unamortized balance of original issuance discounts on notes payable is $14.0 million.

(2)      We base the estimated fair value of the fixed rate senior notes at June 30, 2014 on the indicative market prices and recent trading activity of our notes payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2014 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at June 30, 2014.

The table incorporates only those exposures that exist as of June 30, 2014. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five with a total value of $74.3 million at June 30, 2014, excluding net unamortized discounts, have fixed interest rates. All of these variable rate mortgages have arrangements that limit our exposure to interest rate risk. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $70.8 million at June 30, 2014, a 1% change in interest rates would change our interest costs by $708,000 per year.

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

As of and for the quarter ended June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2014, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  7,827 shares of stock, at a price of $42.89, during April 2014; and

•                  7,340 shares of stock, at a price of $43.29, during May 2014.

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

4.22	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.23

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

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

* Filed herewith

Interactive Data Files

* 101

The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: July 24, 2014	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)