Form 10-Q
period 2014-09-30
REALTY INCOME CORP
filed 2014-10-30
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014, or

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

There were 222,686,209 shares of common stock outstanding as of October 23, 2014.

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(dollars in thousands, except per share data)

	2014	2013
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,008,036	$2,791,147
Buildings and improvements	7,995,808	7,108,328
Total real estate, at cost	11,003,844	9,899,475
Less accumulated depreciation and amortization	(1,317,760)	(1,114,888)
Net real estate held for investment	9,686,084	8,784,587
Real estate held for sale, net	15,757	12,022
Net real estate	9,701,841	8,796,609
Cash and cash equivalents	16,936	10,257
Accounts receivable, net	47,852	39,323
Acquired lease intangible assets, net	1,059,879	935,459
Goodwill	15,535	15,660
Other assets, net	97,797	127,133
Total assets	$10,939,840	$9,924,441

LIABILITIES AND EQUITY
Distributions payable	$43,289	$41,452
Accounts payable and accrued expenses	78,271	102,511
Acquired lease intangible liabilities, net	201,245	148,250
Other liabilities	44,410	44,030
Preferred shares subject to mandatory redemption	220,000	-
Line of credit payable	45,000	128,000
Term loan	70,000	70,000
Mortgages payable, net	862,212	783,360
Notes payable, net	3,785,027	3,185,480
Total liabilities	5,349,454	4,503,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of September 30, 2014 and 25,150,000 shares issued and outstanding as of December 31, 2013	395,377	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 222,670,846 shares issued and outstanding as of September 30, 2014 and 207,485,073 shares issued and outstanding at December 31, 2013	6,361,400	5,767,878
Distributions in excess of net income	(1,194,987)	(991,794)
Total stockholders’ equity	5,561,790	5,385,447
Noncontrolling interests	28,596	35,911
Total equity	5,590,386	5,421,358
Total liabilities and equity	$10,939,840	$9,924,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2014 and 2013

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE
Rental	$226,832	$195,332	$662,822	$543,219
Tenant reimbursements	8,275	5,107	20,872	15,619
Other	606	1,642	2,238	5,207
Total revenue	235,713	202,081	685,932	564,045

EXPENSES
Depreciation and amortization	95,260	80,822	278,124	221,476
Interest	52,814	49,836	157,246	130,667
General and administrative	11,025	16,640	35,499	40,356
Property (including reimbursable)	12,770	8,466	33,474	25,792
Income taxes	697	569	2,358	1,770
Provisions for impairment	495	-	2,676	290
Merger-related costs	-	240	-	12,875
Total expenses	173,061	156,573	509,377	433,226

Gain on sales of real estate	10,975	-	14,211	-

Income from continuing operations	73,627	45,508	190,766	130,819

Income from discontinued operations	-	6,399	3,097	50,831

Net income	73,627	51,907	193,863	181,650

Net income attributable to noncontrolling interests	(344)	(336)	(1,016)	(422)

Net income attributable to the Company	73,283	51,571	192,847	181,228
Preferred stock dividends	(9,327)	(10,482)	(30,292)	(31,447)
Excess of redemption value over carrying value of preferred shares subject to redemption	(6,015)	-	(6,015)	-
Net income available to common stockholders	$57,941	$41,089	$156,540	$149,781

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.26	$0.18	$0.71	$0.53
Net income, basic and diluted	$0.26	$0.21	$0.72	$0.80

Weighted average common shares outstanding:
Basic	222,061,661	195,768,298	216,804,815	187,805,222
Diluted	222,236,071	196,619,866	217,147,035	188,399,848

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2014 and 2013

(dollars in thousands) (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,863	$181,650
Adjustments to net income:
Depreciation and amortization	278,124	221,476
Income from discontinued operations	(3,097)	(50,831)
Amortization of share-based compensation	7,653	14,235
Non-cash rental adjustments	(5,390)	(3,862)
Amortization of net premiums on mortgages payable	(10,843)	(6,959)
Amortization of deferred financing costs	8,027	6,682
Gain on sales of real estate	(14,211)	-
Provisions for impairment on real estate	2,676	290
Cash provided by discontinued operations:
Real estate	490	4,809
Proceeds from sale of real estate	820	-
Change in assets and liabilities, other than from the impact of our acquisition of American Realty Capital Trust, Inc., or ARCT
Accounts receivable and other assets	12,420	1,481
Accounts payable, accrued expenses and other liabilities	(30,451)	(23,304)
Net cash provided by operating activities	440,081	345,667
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate, net of cash acquired	(1,076,391)	(1,286,384)
Improvements to real estate, including leasing costs	(4,538)	(5,902)
Proceeds from sales of real estate:
Continuing operations	46,644	8
Discontinued operations	6,918	98,768
Collection (issuance) of loans receivable	350	(10,551)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(27,340)	(7,344)
Net cash used in investing activities	(1,054,357)	(1,211,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(356,735)	(298,544)
Cash dividends to preferred stockholders	(31,447)	(31,447)
Borrowings on line of credit	1,359,121	2,096,300
Payments on line of credit	(1,442,121)	(1,785,900)
Proceeds from notes and bonds payable issued	598,594	750,000
Principal payment on notes payable	-	(100,000)
Principal payments on mortgages payable	(77,619)	(16,207)
Proceeds from term loan	-	70,000
Repayment of ARCT line of credit	-	(317,207)
Repayment of ARCT term loan	-	(235,000)
Proceeds from common stock offerings, net	528,615	755,085
Distributions to noncontrolling interests	(1,390)	(751)
Debt issuance costs	(5,609)	(9,150)
Proceeds from dividend reinvestment and stock purchase plan, net	56,580	3,827
Other items, including shares withheld upon vesting	(7,034)	(10,556)
Net cash provided by financing activities	620,955	870,450
Net increase in cash and cash equivalents	6,679	4,712
Cash and cash equivalents, beginning of period	10,257	5,248
Cash and cash equivalents, end of period	$16,936	$9,960

For supplemental disclosures, see note 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

At September 30, 2014, we owned 4,284 properties, located in 49 states and Puerto Rico, containing over 69.8 million leasable square feet.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 11).  We have no unconsolidated investments.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $346,000 at September 30, 2014 and $498,000 at December 31, 2013.

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

E.  In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-08, which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment.  The amendments in this ASU changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective, on a prospective basis, for all disposals or classifications as held for sale of components of an entity that occur within interim and annual periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  We chose to early adopt ASU 2014-08 beginning with the three-month period ended March 31, 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K will be presented within income from continuing operations on our consolidated statements of income.

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

3.                                     Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	September 30,	December 31,
(dollars in thousands) at:	2014	2013
Acquired in-place leases	$994,407	$843,616
Accumulated amortization of acquired in-place leases	(156,522)	(95,084)
Acquired above-market leases	257,251	207,641
Accumulated amortization of acquired above-market leases	(35,257)	(20,714)
	$1,059,879	$935,459

	September 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2014	2013
Restricted escrow deposits	$27,340	$10,158
Deferred financing costs, net	24,381	21,323
Notes receivable issued in connection with property sales	18,440	19,078
Prepaid expenses	12,592	11,674
Impounds related to mortgages payable	5,511	5,555
Credit facility origination costs, net	4,940	7,146
Corporate assets, net	1,559	1,259
Loans receivable	-	48,844
Other items	3,034	2,096
	$97,797	$127,133

C. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2014	2013
Common stock distributions	$40,796	$37,797
Preferred stock dividends	2,339	3,494
Noncontrolling interests distributions	154	161
	$43,289	$41,452

D. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2014	2013
Notes payable - interest payable	$30,264	$55,616
Accrued costs on properties under development	18,889	14,058
Mortgages payable - interest payable	3,035	2,790
Other items	26,083	30,047
	$78,271	$102,511

E. Acquired lease intangible liabilities, net, consist of the	September 30,	December 31,
following (dollars in thousands) at:	2014	2013
Acquired below-market leases	$220,329	$158,703
Accumulated amortization of acquired below-market leases	(19,084)	(10,453)
	$201,245	$148,250

F. Other liabilities consist of the following	September 30,	December 31,
(dollars in thousands) at:	2014	2013
Rent received in advance	$31,718	$31,144
Preferred units issued upon acquisition of ARCT	6,750	6,750
Security deposits	5,942	6,136
	$44,410	$44,030

4.                                     Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.                 Acquisitions during the First Nine Months of 2014 and 2013

During the first nine months of 2014, we invested $1.24 billion in 439 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 439 new properties and properties under development or expansion, are located in 42 states, will contain over 8.5 million leasable square feet and are 100% leased with a weighted average lease term of 12.6 years. The tenants occupying the new properties operate in 27 industries and the property types consist of 85.6% retail, 7.2% office, 5.8% industrial and distribution, and 1.4% manufacturing, based on rental revenue.  None of our investments during the first nine months of 2014 caused any one tenant to be 10% or more of our total assets at September 30, 2014.

The $1.24 billion invested during the first nine months of 2014 was allocated as follows: $240.1 million to land, $861.9 million to buildings and improvements, $202.0 million to intangible assets related to leases, $901,000 to other assets, net, and $60.5 million to intangible liabilities related to leases and other assumed liabilities. We also recorded net mortgage premiums of $604,000 associated with the $166.7 million of mortgages acquired during the first nine months of 2014.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2014 contributed total revenues of $47.3 million and income from continuing operations of $19.2 million.

The purchase price allocations for $159.8 million invested by us in the third quarter of 2014 is based on a preliminary measurement of fair value that is subject to change.  The allocations for these properties represent our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2014.  In the first nine months of 2014, we finalized the purchase price allocations for $120.8 million invested in the fourth quarter of 2013 and $789.8 million invested in the first two quarters of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocation adjustments.

In comparison, during the first nine months of 2013, Realty Income invested $1.37 billion in 407 properties and properties under development or expansion (in addition to our acquisition of American Realty Capital Trust, Inc. or ARCT, which is discussed below), with an initial weighted average contractual lease rate of 7.0%. These 407 properties are located in 40 states, contain over 8.0 million leasable square feet and are 100% leased with a weighted average lease term of 14.1 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 84.1% retail, 10.4% office, 3.1% industrial and distribution, and 2.4% manufacturing, based on rental revenue.  These investments are in addition to the $3.2 billion acquisition of ARCT, which added 515 properties to our real estate portfolio during the first quarter of 2013.

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

Our combined total investment in real estate assets, including the ARCT acquisition, during the first nine months of 2013 was $4.5 billion.

The $4.5 billion invested during the first nine months of 2013 was allocated as follows: $769.4 million to land, $3.10 billion to buildings and improvements, $765.3 million to intangible assets related to leases, $13.5 million to other assets, net, and $115.0 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.24 billion we invested during the first nine months of 2014, $69.0 million was invested in 32 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.  Of the $4.5 billion we invested in the first nine months of 2013, $28.8 million was invested in 19 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%

B.                 Acquisition Transaction Costs

Acquisition transaction costs (excluding ARCT merger-related costs) of $589,000 and $1.7 million were recorded to general and administrative expense on our consolidated statement of income for the first nine months of 2014 and 2013, respectively.

C.                 Investments in Existing Properties

During the first nine months of 2014, we capitalized costs of $4.5 million on existing properties in our portfolio, consisting of $655,000 for re-leasing costs and $3.9 million for building and tenant improvements. In comparison, during the first nine months of 2013, we capitalized costs of $5.9 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs and $4.8 million for building and tenant improvements.

D.                 Properties with Existing In-place Leases

Of the $1.24 billion we invested in the first nine months of 2014, approximately $949.6 million was used to acquire 180 properties with existing in-place leases. In comparison, of the $4.5 billion invested during the first nine months of 2013, approximately $4.3 billion was used to acquire 756 properties with existing in-place leases.  The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.  The values recorded to all of these intangible values, for properties acquired during the third quarter of 2014, are based on a preliminary measurement of fair value that is subject to change.

The value of the in-place leases is amortized as depreciation and amortization expense.  The amounts amortized to expense for the first nine months of 2014 and 2013 were $62.1 million and $46.4 million, respectively.

The value of the above-market and below-market leases is amortized as an adjustment to rental revenue on our consolidated statements of income. All of these amounts are amortized over the term of the respective leases. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2014 and 2013 were $6.4 million and $6.2 million, respectively.  If a lease was terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the impact during the next five years and thereafter related to the net increase (decrease) to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties held for investment at September 30, 2014 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2014	$(2,066)	$21,543
2015	(8,271)	84,970
2016	(8,283)	84,598
2017	(8,227)	83,399
2018	(7,968)	80,955
Thereafter	14,066	481,502
Totals	$(20,749)	$836,967

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

At September 30, 2014, credit facility origination costs of $4.9 million are included in other assets, net, on our consolidated balance sheets.  These costs are being amortized over the remaining term of our current $1.5 billion credit facility.

At September 30, 2014, we had a borrowing capacity of $1.46 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $45.0 million, as compared to an outstanding balance of $128.0 million at December 31, 2013.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.2% during the first nine months of 2014 and 1.3% during the first nine months of 2013. At September 30, 2014, the effective interest rate was 1.2%.  Our current credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2014, we remain in compliance with these covenants.

6.                  Mortgages Payable

During the first nine months of 2014, we made $77.6 million in principal payments, including the repayment of five mortgages in full for $72.0 million.  Additionally, during the first nine months of 2014, we assumed mortgages totaling $166.7 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. $152.0 million of mortgages assumed during the first nine months of 2014 are considered non-recourse with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  The remaining $14.7 million, representing two mortgages, has partial recourse to Realty Income in the aggregate amount of $3.2 million; the remaining balance of $11.5 million is non-recourse and includes the same customary exceptions described in the preceding sentence.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first nine months of 2014, aggregate net premiums totaling $604,000 were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $28.4 million recorded in the first nine months of 2013. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At September 30, 2014, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages payable assumed in the first nine months of 2014 and incurred $211,000 in the first nine months of 2013.  The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $937,000 at September 30, 2014, and $1.2 million at December 31, 2013, which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of September 30, 2014 and December 31, 2013, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
9/30/14	243	5.0%	4.0%	4.0	$ 843,600	$ 18,612	$ 862,212
12/31/13	227	5.3%	3.9%	4.3	$ 754,508	$ 28,852	$ 783,360

(1) At September 30, 2014, there were 58 mortgages on the 243 properties, while at December 31, 2013, there were 47 mortgages on the 227 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $74.4 million at September 30, 2014, including net unamortized discounts.  At December 31, 2013, two mortgages totaling $31.1 million, including net unamortized discounts, were at variable interest rates.  All of these variable rate mortgages were acquired with arrangements which limit our exposure to interest rate risk.

(2) Stated interest rates ranged from 2.0% to 6.9% at September 30, 2014, while stated interest rates ranged from 2.5% to 6.9% at December 31, 2013.

(3) Effective interest rates range from 2.2% to 9.1% at September 30, 2014, while effective interest rates ranged from 2.4% to 9.2% at December 31, 2013.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $18.6 million, as of September 30, 2014 (dollars in millions):

Year of
Maturity
2014	$7.6
2015	119.7
2016	248.4
2017	142.5
2018	15.1
Thereafter	310.3
Totals	$843.6

7.     Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  As a result of entering into our term loan, we incurred deferred financing costs of $303,000 in 2013, which are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs was $202,000 at September 30, 2014, and $248,000 at December 31, 2013, which are included in other assets, net on our consolidated balance sheets.

8.     Notes Payable

A.  General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30,	December 31,
	2014	2013
5.5% notes, issued in November 2003 and due in November 2015	$150	$150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	-
4.125% notes, issued in September 2014 and due in October 2026	250	-
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,800	3,200
Unamortized original issuance discounts	(15)	(15)
	$3,785	$3,185

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2014, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2014	$-
2015	150
2016	275
2017	175
2018	350
Thereafter	2,850
Totals	$3,800

As of September 30, 2014, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 7.5 years.

B.           Note Issuance

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.3 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.  Interest is paid semiannually on the 2026 Notes. In October 2014, we utilized our acquisition credit facility to redeem our 6.75% Monthly Income Class E Preferred Stock.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from these offerings were used to repay a portion of the outstanding borrowings under our acquisition credit facility.  Interest is paid semiannually on the 2024 Notes.

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

9.   Redemption of Preferred Stock

In September 2014, we issued an irrevocable notice of redemption for all 8.8 million shares of our 6.75% Monthly Income Class E Preferred Stock for $25 per share, plus accrued dividends.  The redemption occurred in October 2014.  The issuance of the redemption notice prior to the end of the quarter required us to reclassify $220.0 million of preferred stock from stockholders’ equity to liabilities on our consolidated balance sheet at September 30, 2014. These shares subject to mandatory redemption are now presented at fair value.  We incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

10.     Issuance of Common Stock

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

11.     Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  Realty Income and its subsidiaries hold a 99.3% interest in Tau Operating Partnership, and consolidate the entity.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At September 30, 2014, the remaining units represent a 2.2% ownership in Realty Income, L.P.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2014 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(294)	(294)
Distributions	(521)	(869)	(1,390)
Allocation of net income	218	798	1,016
Carrying value at September 30, 2014	$13,186	$15,410	$28,596

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued during 2013	$13,962	$22,601	$36,563
Distributions	(691)	(680)	(1,371)
Allocation of net income	218	501	719
Carrying value at December 31, 2013	$13,489	$22,422	$35,911

(1)  317,022 Tau Operating Partnership units were issued on January 22, 2013 and remain outstanding as of September 30, 2014.

(2)  534,546 Realty Income, L.P. units were issued on June 27, 2013, and 524,546 units remain outstanding as of September 30, 2014.

During the first nine months of 2014 we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P.  noncontrolling interests to be in-line with their equity ownership interest in the entity.

B.   The Tau Operating Partnership preferred units were recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheets.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of September 30, 2014, the preferred units have a carrying value of $6.75 million.

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

	Carrying value per	Estimated fair
At September 30, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.4	$20.3
Mortgages payable assumed in connection with acquisitions	862.2	869.2
Notes and bonds payable, net of unamortized original issuance discounts	3,785.0	4,044.0

	Carrying value per	Estimated fair
At December 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.1	$21.1
Mortgages payable assumed in connection with acquisitions	783.4	780.0
Notes and bonds payable, net of unamortized original issuance discounts	3,185.5	3,340.7

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

13.   Gain on Sales of Real Estate

During the third quarter of 2014, we sold 11 properties for $33.8 million, which resulted in a gain of $11.0 million. During the first nine months of 2014, we sold 28 properties for $53.6 million, which resulted in a gain of $16.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first nine months of 2014 have been reclassified as discontinued operations.

In comparison, during the third quarter of 2013, Realty Income sold 19 properties for $22.4 million, which resulted in a gain of $6.2 million. During the first nine months of 2013, we sold 53 properties for $106.1 million which resulted in a gain of $50.5 million. The results of operations for the dispositions during 2013 have been reclassified as discontinued operations.

During the first nine months of 2014, Crest sold one property for $820,000, which resulted in no gain.  The results of operations for this property have been reclassified as discontinued operations.  During the first nine months of 2013, Crest did not sell any properties.

14.   Impairments

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

During the third quarter of 2014 we recorded total provisions for impairment of $495,000 on one sold property and three properties classified as held for sale in the following industries: two in the home improvement industry, one in the convenience stores industry, and one in the restaurant-casual dining industry. For the first nine months of 2014, we recorded total provisions for impairment of $2.7 million on six sold properties and three properties classified as held for sale in the following industries: one in the consumer electronics industry, one in the home furnishings industry, one in the convenience stores industry, two in the home improvement industry, and four in the restaurant-casual dining industry.  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and nine months ended September 30, 2014.

In comparison, for the third quarter of 2013, we recorded total provisions for impairment of $76,000 on one sold property in the restaurants-casual dining industry. For the first nine months of 2013, we recorded total provisions for impairment of $3.0 million on eight sold properties and one property classified as held for sale in the following industries: one in the automotive parts industry, two in the automotive service industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, and two in the restaurant-casual dining industry. Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2013.

15.     Discontinued Operations

Operations from 11 properties were classified as held for sale at September 30, 2014.   We do not depreciate properties that are classified as held for sale.  The results of operations for ten of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the one remaining property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2014.

No debt was assumed by buyers of our properties, or repaid as a result of our property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2014	2013	2014	2013
Gain on sales of real estate	$-	$6,163	$2,607	$50,467
Rental revenue	15	906	111	5,016
Tenant reimbursements	-	34	-	133
Other revenue	-	7	13	414
Depreciation and amortization	-	(426)	-	(1,536)
Property expenses (including reimbursable)	(15)	(174)	(132)	(812)
Provisions for impairment	-	(76)	-	(2,738)
Crest’s income (loss) from discontinued operations	-	(35)	498	(113)
Income from discontinued operations	$-	$6,399	$3,097	$50,831
Per common share, basic and diluted	$0.00	$0.03	$0.01	$0.27

16.   Distributions Paid and Payable

A.           Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first nine months of 2014 and 2013:

Month	2014	2013
January	$0.1821667	$0.1517500
February	0.1821667	0.1809167
March	0.1821667	0.1809167
April	0.1824792	0.1812292
May	0.1824792	0.1812292
June	0.1824792	0.1812292
July	0.1827917	0.1815417
August	0.1827917	0.1815417
September	0.1827917	0.1815417

Total	$1.6423128	$1.6018961

At September 30, 2014, a distribution of $0.1831042 per common share was payable and was paid in October 2014.

B.           Class E Preferred Stock

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, at a price of $25.00 per share.  Since December 7, 2011, the shares of Class E preferred stock were redeemable, at our option, for $25.00 per share. During each of the first nine months of 2014 and 2013, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2014, a monthly dividend of $0.140625 per share was payable and was paid in October 2014.  As discussed in note 9, during October 2014 we redeemed all 8.8 million shares of our Class E preferred stock for $25 per share, plus accrued dividends.  Dividends that accrued subsequent to the September 2014 notice of redemption date for the Class E preferred stock were recorded to interest expense.

C.           Class F Preferred Stock

In February 2012, we issued 14.95 million shares of 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at a price of $25.00 per share. In April 2012, we issued an additional 1.4 million shares of our Class F preferred stock at a price of $25.2863 per share.  Beginning February 15, 2017, the shares of Class F preferred stock will be redeemable, at our option, for $25.00 per share, plus any accrued and unpaid dividends. During each of the first nine months of 2014 and 2013, we paid nine monthly dividends to holders of our Class F preferred stock totaling $1.242189 per share, or $20.3 million, and at September 30, 2014, a monthly dividend of $0.138021 per share was payable and was paid in October 2014.

We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares used for the basic net income
per share computation	222,061,661	195,768,298	216,804,815	187,805,222
Incremental shares from share-based compensation	174,410	-	25,198	114,018
Weighted average partnership common units convertible
to common shares that were dilutive	-	851,568	317,022	480,608
Weighted average shares used for diluted net
income per share computation	222,236,071	196,619,866	217,147,035	188,399,848
Unvested shares from share-based compensation that
were anti-dilutive	45,654	60,259	58,654	59,749
Weighted average partnership common units convertible
to common shares that were anti-dilutive	841,568	-	529,381	-

18.   Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $183.1 million in the first nine months of 2014 and $142.4 million in the first nine months of 2013.

Interest capitalized to properties under development was $383,000 in the first nine months of 2014 and $579,000 in the first nine months of 2013.

Cash paid for income taxes was $3.5 million in the first nine months of 2014 and $1.5 million in the first nine months of 2013.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  See note 14 for a discussion of impairments recorded by Realty Income for the first nine months of 2014 and 2013.

B.  See note 9 for a discussion of the $6.0 million excess of redemption value over carrying value of preferred shares subject to redemption charge recorded by Realty Income during the third quarter and first nine months of 2014.

C.  During the first nine months of 2014, we assumed mortgages payable to third-party lenders of $166.7 million, recorded $604,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions. During the first nine months of 2013, we assumed mortgages payable (excluding the mortgages payable discussed in items D and E) of $81.3 million to third-party lenders and recorded $6.1 million of net premiums related to property acquisitions.

D.  During the first nine months of 2013, the following components were acquired in connection with our acquisition of ARCT: (1) real estate investments and related intangible assets of $3.2 billion, (2) other assets of $19.5 million, (3) lines of credit payable of $317.2 million, (4) a term loan for $235.0 million, (5) mortgages payable of $539.0 million, (6) intangible liabilities of $79.7 million, (7) other liabilities of $29.0 million, and (8) noncontrolling interests of $14.0 million.

E.  During the first nine months of 2013, we acquired $55.9 million of real estate through the assumption of a $32.4 million mortgage payable, the issuance of 534,546 units by Realty Income, L.P. and cash of $1.0 million.

F.  During the first nine months of 2014, we applied $48.9 million of loans receivable to the purchase price of five properties acquired during the period.

G.  During the first nine months of 2013, we acquired real estate for $7.4 million via exchanges of our properties.

H.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.8 million at September 30, 2014, and $3.0 million at September 30, 2013.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2014 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2014	2013
Segment net real estate:
Apparel	$185,946	$114,126
Automotive service	112,522	116,190
Automotive tire services	256,741	258,403
Beverages	303,070	306,278
Child care	55,190	56,599
Convenience stores	761,463	766,472
Dollar stores	1,171,645	824,274
Drug stores	1,029,922	943,401
Financial services	264,045	252,987
Food processing	134,436	138,000
Grocery stores	333,903	280,047
Health and fitness	556,846	493,981
Health care	228,374	228,491
Home improvement	213,226	121,575
Restaurants-casual dining	459,391	475,480
Restaurants-quick service	297,659	312,474
Theaters	379,498	367,830
Transportation services	661,504	623,541
Wholesale club	468,820	455,875
29 other non-reportable segments	1,827,640	1,660,585
Total segment net real estate	9,701,841	8,796,609

Intangible assets:
Apparel	54,371	37,553
Automotive service	2,994	3,248
Automotive tire services	15,288	15,770
Beverages	2,861	3,055
Convenience stores	17,909	13,342
Dollar stores	59,875	50,209
Drug stores	194,160	180,506
Financial services	40,799	40,112
Food processing	23,516	25,297
Grocery stores	42,887	22,073
Health and fitness	69,275	53,703
Health care	36,284	38,465
Home improvement	39,262	18,039
Restaurants-casual dining	10,963	11,906
Restaurants-quick service	16,905	17,936
Theaters	22,794	23,600
Transportation services	104,178	107,296
Wholesale club	40,580	33,221
Other non-reportable segments	264,978	240,128

Goodwill:
Automotive service	451	454
Automotive tire services	865	865
Child care	5,127	5,141
Convenience stores	2,030	2,031
Restaurants-casual dining	2,299	2,328
Restaurants-quick service	1,086	1,131
Other non-reportable segments	3,677	3,710
Other corporate assets	162,585	176,713
Total assets	$10,939,840	$9,924,441

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2014	2013	2014	2013
Segment rental revenue:
Apparel	$4,922	$3,626	$12,999	$10,579
Automotive service	4,025	3,900	12,427	11,561
Automotive tire services	6,973	6,866	21,111	20,106
Beverages	6,321	6,246	18,827	18,603
Child care	4,990	5,095	14,974	15,613
Convenience stores	22,592	21,727	67,221	62,178
Dollar stores	21,810	12,185	62,880	31,959
Drug stores	21,269	17,767	62,673	40,690
Financial services	4,248	3,916	12,572	11,026
Food processing	3,004	2,815	9,014	8,299
Grocery stores	7,163	5,553	19,763	16,365
Health and fitness	15,800	11,843	46,114	33,005
Health care	4,017	3,824	12,022	10,645
Home improvement	4,796	2,899	10,650	8,364
Restaurants-casual dining	9,591	9,755	28,996	28,568
Restaurants-quick service	7,933	8,026	24,530	23,639
Theaters	11,899	11,538	34,975	34,584
Transportation services	11,598	10,427	34,383	29,505
Wholesale club	9,250	8,655	27,247	20,696
29 other non-reportable segments	44,631	38,669	129,444	107,234
Total rental revenue	226,832	195,332	662,822	543,219
Tenant reimbursements	8,275	5,107	20,872	15,619
Other revenue	606	1,642	2,238	5,207
Total revenue	$235,713	$202,081	$685,932	$564,045

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.2 million during the third quarter of 2014, $6.7 million during the third quarter of 2013, $7.7 million during the first nine months of 2014 and $14.2 million during the first nine months of 2013.

A.   Restricted Stock

The following table summarizes our common stock grant activity under the 2012 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	For the nine months ended		For the year ended
	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested
shares, beginning of year	722,263	$23.37	895,550	$19.94
Shares granted	251,693	$39.68	484,060	$41.13
Shares vested	(321,408)	$36.48	(654,650)	$30.91
Shares forfeited	(17,394)	$39.07	(2,697)	$37.30
Outstanding nonvested
shares, end of each period	635,154	$29.83	722,263	$23.37

(1) Grant date fair value.

During the first nine months of 2014, we issued 251,693 shares of common stock under the 2012 Plan. These shares vest over the following service periods: 30,829 vested immediately, 8,000 vest over a service period of two years, 4,000 vest over a service period of three years, 30,535 vest over a service period of four years, and 178,329 vest over a service period of five years.  Additionally, during 2013, 51,454 shares of performance-based common stock was granted, of which 12,864 shares vested at the end of 2013 based on the achievement of certain 2013 performance metrics, and of which 12,864 may vest at the end of 2014, 2015 and 2016, if certain performance metrics are reached.

As of September 30, 2014, the remaining unamortized share-based compensation expense related to restricted stock totaled $18.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first nine months of 2014 or 2013.

B.    Performance Shares

During the first nine months of 2014, we granted performance share awards, as well as dividend equivalent rights.  Eighty percent (80%) of the total award value is market-based and subject to two Total Shareholder Return (“TSR”) market measures:  60% relative to the MSCI US REIT Index and 20% relative to the NAREIT Freestanding Index.  The remaining 20% is performance-based, and will vest based on our debt-to-EBITDA ratio achieved during the performance period.  The number of performance shares that vest based on the achievement of the performance goals will vest 50% on January 1, 2017 and 50% on January 1, 2018, subject to continued employment.

During the first nine months of 2014, 71,705 performance shares, with an estimated fair value of $3.0 million and an average grant date fair value of $41.46, were granted to our executive officers.  The performance period for these awards began on January 1, 2014 and will end on December 31, 2016. The fair value of the market-based awards was estimated on the date of grant using a Monte Carlo Simulation model.

As of September 30, 2014, the remaining unamortized share-based compensation expense related to the performance shares totaled $2.6 million.  The portion related to the market-based awards is being amortized on a straight-line basis over the service period, and the portion related to the performance-based awards is being amortized on a tranche-by-tranche basis over the service period.

21.            Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 6,000,000 common shares to be issued.  During the first nine months of 2014, we issued 1,290,872 shares and raised approximately $56.6 million under the DRSPP.  During the first nine months of 2013, we issued 89,975 shares and raised approximately $3.9 million under the DRSPP.  From the inception of the DRSPP, in April 2011, through September 30, 2014, we have issued 2,855,214 shares and raised approximately $116.7 million.

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

At September 30, 2014, we have contingent payments of $3.3 million for tenant improvements and leasing costs. In addition, as of September 30, 2014, we had committed $23.0 million under construction contracts, which is expected to be paid in the next twelve months.

23.            Subsequent Events

In October 2014, we declared the following dividends, which will be paid in November 2014:

-                    $0.1831042 per share to our common stockholders; and

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

We seek to increase earnings and distributions to stockholders, through both active portfolio management and the acquisition of additional properties.

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

At September 30, 2014, we owned a diversified portfolio:

•                 Of 4,284 properties;

•                  With an occupancy rate of 98.3%, or 4,210 properties leased and 74 properties available for lease;

•                  Leased to 231 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 69.8 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,300 square feet, including approximately 11,250 square feet per retail property.

Of the 4,284 properties in the portfolio, 4,262, or 99.5%, are single-tenant properties, and the remaining 22 are multi-tenant properties. At September 30, 2014, of the 4,262 single-tenant properties, 4,189 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.4 years.

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

We estimate that approximately 46% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At September 30, 2014, our top 20 tenants represent approximately 54% of our annualized revenue and eight of these tenants have investment grade credit ratings.

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

From a retail perspective, our investment strategy is to target tenants with a service, non-discretionary, and/or low price point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for the third quarter of 2014 was derived from tenants with a service, non-discretionary, and/or low price point component to their business.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

Diversification is also a key objective of our investment strategy.  We believe that diversification of the portfolio by tenant, industry, geographic location, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of September 30, 2014, consisted of 4,284 properties located in 49 states and Puerto Rico, leased to 231 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments represented in our property portfolio individually accounted for no more than 10% of our rental revenue for the quarter ended September 30, 2014.

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

In order to be considered for acquisition, properties must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit criteria. We have established a four-part analysis that examines each potential investment based on:

•                  Industry, company, market conditions and credit profile;

•                  Store profitability for retail locations, if profitability data is available;

•                  Overall real estate characteristics, including property value and comparative rental rates; and

•                  The importance of the real estate location to the operations of the company’s business.

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

•                  Properties that are in significant markets or strategic locations critical to generating revenue for regional and national commercial tenants;

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

Asset Management Strategy

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

•                  The operation, management, business planning and financial condition of our tenants; and

•                  The quality of the underlying real estate locations.

We have an active asset management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At September 30, 2014, we classified real estate with a carrying amount of $15.8 million as held for sale on our balance sheet. For the remainder of 2014, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $100 million in property sales for all of 2014. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 45-year policy of paying monthly dividends.  We increased the dividend four times during 2014.

	Month	Dividend	Increase
2014 Dividend increases	Paid	per share	per share
1st increase	Jan 2014	$ 0.1821667	$ 0.0003125
2nd increase	Apr 2014	0.1824792	0.0003125
3rd increase	Jul 2014	0.1827917	0.0003125
4th increase	Oct 2014	0.1831042	0.0003125

The dividends paid per share totaled $1.6423128 in the first nine months of 2014 as compared to $1.6018961 in the first nine months of 2013, an increase of $0.0404167, or 2.5%.

The increase in October was our 68th consecutive quarterly increase and the 77th increase in the amount of the dividend since our listing on the NYSE in 1994.  In September 2014 and October 2014, we declared dividends of $0.1831042 per share, which were paid in October 2014 and will be paid in November 2014, respectively.

The monthly dividend of $0.1831042 per share represents a current annualized dividend of $2.1972504 per share, and an annualized dividend yield of approximately 5.4% based on the last reported sale price of our common stock on the NYSE of $40.79 on September 30, 2014. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Third Quarter of 2014

During the third quarter of 2014, we invested $182.1 million in 49 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.4%.  The 49 new properties and properties under development or expansion are located in 26 states, will contain over 1.9 million leasable square feet and are 100% leased, with a weighted average lease term of 11.2 years.  The tenants occupying the new properties operate in 15 industries and the property types consist of 96.0% retail, and 4.0% industrial and distribution, based on rental revenue.

Acquisitions during the First Nine Months of 2014

During the first nine months of 2014, we invested $1.24 billion in 439 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 439 new properties and properties under development or expansion, are located in 42 states, will contain over 8.5 million leasable square feet and are 100% leased, with a weighted average lease term of 12.6 years. The tenants occupying the new properties operate in 27 industries and the property types consist of 85.6% retail, 7.2% office, 5.8% industrial and distribution, and 1.4% manufacturing, based on rental revenue.  None of our investments during the first nine months of 2014 caused any one tenant to be 10% or more of our total assets at September 30, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.  Of the $1.24 billion we invested during the first nine months of 2014, $69.0 million was invested in 32 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At September 30, 2014, we had 74 properties available for lease out of 4,284 properties in our portfolio, which represents a 98.3% occupancy rate. Since December 31, 2013, when we reported 70 properties available for lease and a 98.2% occupancy rate, we:

•                  Had 166 lease expirations;

•                  Re-leased 153 properties; and

•                  Sold nine vacant properties.

Of the 153 properties re-leased during the first nine months of 2014, 138 properties were re-leased to either existing or new tenants without vacancy, and 15 were re-leased to new tenants after a period of vacancy. The annual rent on these leases was $28.7 million, as compared to the previous rent on these same properties of $28.8 million.

At September 30, 2014, our average annualized rental revenue was approximately $13.12 per square foot on the 4,210 leased properties in our portfolio.  At September 30, 2014, we classified eleven properties with a carrying amount of $15.8 million as held for sale on our balance sheet.

Investments in Existing Properties

In the third quarter of 2014, we capitalized costs of $1.8 million on existing properties in our portfolio, consisting of $188,000 for re-leasing costs and $1.6 million for building and tenant improvements.  In the third quarter of 2013, we capitalized costs of $2.6 million on existing properties in our portfolio, consisting of $369,000 for re-leasing costs and $2.2 million for building and tenant improvements.

In the first nine months of 2014, we capitalized costs of $4.5 million on existing properties in our portfolio, consisting of $655,000 for re-leasing costs and $3.9 million for building and tenant improvements.  In the first nine months of 2013, we capitalized costs of $5.9 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs and $4.8 million for building and tenant improvements.

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

Note Issuance

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.3 million from these offerings were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.  Interest is paid semiannually on the 2026 Notes. In October 2014, we utilized our acquisition credit facility to redeem our 6.75% Monthly Income Class E Preferred Stock.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from these offerings were used to repay a portion of the outstanding borrowings under our acquisition credit facility.  Interest is paid semiannually on the 2024 Notes.

Redemption of Preferred Stock

In September 2014, we issued an irrevocable notice of redemption for all 8.8 million shares of our 6.75% Monthly Income Class E Preferred Stock for $25 per share, plus accrued dividends.  The redemption occurred in October 2014.  The issuance of the redemption notice prior to the end of the quarter required us to reclassify $220.0 million of preferred stock from stockholders’ equity to liabilities on our consolidated balance sheet at September 30, 2014. These shares subject to mandatory redemption are now presented at fair value.  We incurred a non-cash charge of $6.0 million. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $57.9 million in the third quarter of 2014, compared to $41.1 million in the third quarter of 2013, an increase of $16.8 million. On a diluted per common share basis, net income was $0.26 in the third quarter of 2014 and $0.21 in the third quarter of 2013.

Net income available to common stockholders was $156.5 million in the first nine months of 2014, compared to $149.8 million in the first nine months of 2013, a increase of $6.7 million. On a diluted per common share basis, net income available to common stockholders was $0.72 in the first nine months of 2014, as compared to $0.80 in the first nine months of 2013, a decrease of $0.08, or 10.0%.  Net income available to common stockholders in the third quarter and the first nine months of 2014 includes a non-cash redemption charge of $6.0 million on the Class E preferred shares that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006.  Net income available to common stockholders in the first nine months of 2013 was impacted by an unusually large gain on property sales, which represents $0.18 on a diluted per common share basis.  Additionally, net income available to common stockholders in the first nine months of 2013 includes $12.9 million of merger-related costs, for the acquisition of American Realty Capital Trust, Inc., ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2014 were $11.0 million, as compared to $6.2 million during the third quarter of 2013.  Gains from the sale of properties during the first nine months of 2014 were $16.8 million, as compared to $50.5 million during the first nine months of 2013.

Funds from Operations Available to Common Stockholders (FFO)

In the third quarter of 2014, our FFO increased by $26.2 million, or 22.6%, to $142.3 million, compared to $116.1 million in the third quarter of 2013.  On a diluted per common share basis, FFO was $0.64 in the third quarter of 2014 and $0.59 in the third quarter of 2013, an increase of 8.5%.

In the first nine months of 2014, our FFO increased by $81.8 million, or 24.2% to $419.2 million, compared to $337.4 million in the first nine months of 2013.  On a diluted per common share basis, FFO was $1.93 in the first nine months of 2014, compared to $1.79 in the first nine months of 2013, an increase of $0.14, or 7.8%. FFO in the third quarter and first nine months of 2014 includes a non-cash redemption charge of $6.0 million on the Class E preferred shares that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006. FFO for the first nine months of 2013, was normalized to exclude $12.9 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis. FFO for the first nine months of 2013 includes $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis. All references to FFO for the first nine months of 2013 reflect the adjustments for merger-related costs for the acquisition of ARCT.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the third quarter of 2014, our AFFO increased by $24.5 million, or 20.8%, to $142.4 million, compared to $117.9 million in the third quarter of 2013.  On a diluted common share basis, AFFO was $0.64 in the third quarter of 2014 and $0.60 in the third quarter of 2013, an increase of 6.7%.

In the first nine months of 2014, our AFFO increased by $78.9 million, or 23.4%, to $416.3 million versus $337.4 million in the first nine months of 2013.  On a diluted per common share basis, AFFO was $1.92 in the first nine months of 2014, compared to $1.79 in the first nine months of 2013, an increase of $0.13, or 7.3%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2014, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings, as well as our mandatorily redeemable preferred shares of $220.0 million, totaled $4.98 billion, or approximately 34.3% of our total market capitalization of $14.50 billion.

We define our total market capitalization at September 30, 2014 as the sum of:

•                  Shares of our common stock outstanding of 222,670,846, plus total common units of 841,568, multiplied by the closing sales price of our common stock on the NYSE of $40.79 per share on September 30, 2014, or $9.12 billion;

•                  Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220.0 million currently classified as a liability on our consolidated balance sheet as of September 30, 2014.

•                  Aggregate liquidation value (par value of $25 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $45.0 million on our credit facility;

•                  Outstanding mortgages payable of $843.6 million, excluding net mortgage premiums of $18.6 million;

•                 Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $15.0 million.

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

Mortgage Debt

As of September 30, 2014, we had $843.6 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at September 30, 2014, we had net premiums totaling $18.6 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first nine months of 2014, we made $77.6 million in principal payments, which includes the repayment of five mortgages in full for $72.0 million.

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

At September 30, 2014, we had a borrowing capacity of $1.46 billion available on our credit facility and an outstanding balance of $45.0 million.  The interest rate on borrowings outstanding under our credit facility, at September 30, 2014, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At September 30, 2014, we remain in compliance with these covenants.  We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of September 30, 2014, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,800
Unamortized original issuance discounts	(15)
$3,785

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at September 30, 2014. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds only and are not measures of our liquidity or performance.  The actual amounts as of September 30, 2014 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	44.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	7.7%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.7	x
Maintenance of total unencumbered assets	> 150% of unsecured debt	230.1%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on October 1, 2013, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2013, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at September 30, 2014 (in thousands, for trailing twelve months):

Net income attributable to the Company	$257,182
Plus: interest expense	199,906
Plus: provision for taxes	1,889
Plus: depreciation and amortization	363,454
Plus: provisions for impairment	2,677
Plus: pro forma adjustments	43,529
Less: gain on sales of real estate	(31,093)
Income available for debt service, as defined	$837,544
Total pro forma debt service charge	$226,865
Debt service coverage ratio	3.7

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. generally accepted accounting principles, or GAAP, operating performance measures.  Below is our calculation of fixed charges at September 30, 2014 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$837,544
Pro forma debt service charge plus preferred stock dividends	$253,945
Fixed charge coverage ratio	3.3

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2014, we had cash and cash equivalents totaling $16.9 million.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of September 30, 2014 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2014	$-		$-		$-	$7.6		$56.0		$0.3		$3.2		$221.6		$288.7
2015	-		150.0		-	119.7		221.1		1.0		12.7		26.3		530.8
2016	-		275.0		-	248.4		196.3		1.0		12.7		-		733.4
2017	45.0		175.0		-	142.5		173.8		1.0		12.8		-		550.1
2018	-		350.0		70.0	15.1		155.4		1.0		12.8		-		604.3
Thereafter	-		2,850.0		-	310.3		707.8		9.4		144.6		-		4,022.1
Totals	$45.0		$3,800.0		$70.0	$843.6		$1,510.4		$13.7		$198.8		$247.9		$6,729.4

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension, which is incorporated in the table above.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at September 30, 2014, is $15.0 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at September 30, 2014, is $18.6 million.

(4) Interest on the credit facility, term loan, notes, bonds and mortgages payable has been calculated based on outstanding balances as of September 30, 2014 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under these ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) The 2014 amount in “Other” consists of the $220 million redemption value of the Class E preferred stock, $1.5 million of interest expense for mandatorily redeemable preferred shares accrued to the date of redemption, and $83,000 of dividends accrued to the date of redemption. The 2015 amount in “Other” consists of $23.0 million of commitments under construction contracts and $3.3 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8.8 million shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock. Beginning December 7, 2011, shares of Class E preferred stock were redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. In October 2014, we redeemed all 8.8 million shares of our 6.75% Monthly Income Class E preferred stock for $25 per share, plus accrued dividends.

In February 2012, we issued 14.95 million shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at $25.00 per share. In April 2012, we issued an additional 1.4 million shares of Class F Cumulative Redeemable Preferred Stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of Class F preferred shares are paid monthly in arrears. We are current in our obligations to pay dividends on our Class F preferred stock.

As part of our acquisition of ARCT in January 2013, we issued 6,750 shares of preferred partnership units, with a carrying value of $6.75 million.  Payments on these shares of preferred units are made monthly in arrears at a rate of 2% per annum, or $135,000, and are included in interest expense.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At September 30, 2014, the remaining units represent a 2.2% ownership in Realty Income, L.P.  Realty Income holds the remaining 97.8% interests in this entity, and consolidates the entity.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to holders of shares of our common stock and 6.625% Class F preferred stock, if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2013, our cash distributions to preferred and common stockholders totaled $451.2 million, or approximately 161.4% of our estimated taxable income of $279.6 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first nine months of 2014, totaled $356.7 million, representing 85.7% of our adjusted funds from operations available to common stockholders of $416.1 million. In comparison, our 2013 cash distributions to common stockholders totaled $409.2 million, representing 88.4% of our adjusted funds from operations available to common stockholders of $463.1 million.

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class F preferred stock are current.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 38.7% of the distributions to our common stockholders, made or deemed to have been made in 2013, were classified as a return of capital for federal income tax purposes. We estimate that in 2014, between 20% and 27% of the distributions may be classified as a return of capital.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

Rental Revenue

Rental revenue was $226.8 million for the third quarter of 2014, as compared to $195.3 million for the third quarter of 2013, an increase of $31.5 million, or 16.1%. The increase in rental revenue in the third quarter of 2014 compared to the third quarter of 2013 is primarily attributable to:

•                  The 416 properties (8.1 million square feet) acquired by Realty Income in 2014, which generated $20.3 million of rent in the third quarter of 2014;

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $71.3 million of rent in the third quarter of 2014, compared to $61.6 million of rent in the third quarter of 2013, an increase of $9.7 million;

•                  Same store rents generated on 2,756 properties (34.3 million square feet) during the third quarter of 2014 increased by $1.73 million, or 1.4%, to $129.35 million from $127.62 million;

•                 A net increase in straight-line rent and other non-cash adjustments to rent of $117,000 in the third quarter of 2014 as compared to the third quarter of 2013; and

•                  A net decrease of $82,000 relating to the aggregate of (i) rental revenue from properties (147 properties comprising 1.4 million square feet) that were vacant during any part of 2014 or 2013, and (ii) rental revenue for six properties under development, which, in aggregate, totaled $3.4 million in the third quarter of 2014 compared to $3.5 million in the third quarter of 2013.

Rental revenue was $662.8 million for the first nine months of 2014, as compared to $543.2 million for the first nine months of 2013, an increase of $119.6 million, or 22.0%. The increase in rental revenue in the first nine months of 2014 compared to the first nine months of 2013 is primarily attributable to:

•                  The 416 properties (8.1 million square feet) acquired by Realty Income in 2014, which generated $43.2 million of rent in the first nine months of 2014;

•                  The 958 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $213.2 million of rent in the first nine months of 2014, compared to $144.0 million of rent in the first nine months of 2013, an increase of $69.2 million;

•                  Same store rents generated on 2,756 properties (34.3 million square feet) during the first nine months of 2014 increased by $5.7 million, or 1.5%, to $388.0 million from $382.3 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.5 million in the first nine months of 2014 as compared to the first nine months of 2013; and

•                  A net increase of $162,000 relating to the aggregate of (i) rental revenue from properties (147 properties comprising 1.4 million square feet) that were vacant during any part of 2014 or 2013, and (ii) rental revenue for six properties under development, which, in aggregate, totaled $10.4 million in the first nine months of 2014 compared to $10.2 million in the first nine months of 2013.

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

Of the 4,284 properties in the portfolio at September 30, 2014, 4,262, or 99.5%, are single-tenant properties and the remaining 22 are multi-tenant properties. Of the 4,262 single-tenant properties, 4,189, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.4 years at September 30, 2014. Of our 4,189 leased single-tenant properties, 3,741, or 89.3%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $142,000 in the third quarter of 2014, and $327,000 in the third quarter of 2013 (excluding percentage rent reclassified to discontinued operations of $2,000 in the third quarter of 2014 and $11,000 in the third quarter of 2013).  Percentage rent was $1.8 million in the first nine months of 2014, and $1.4 million in the first nine months of 2013 (excluding percentage rent reclassified to discontinued operations of $33,000 in the first nine months of 2014 and $44,000 in the first nine months of 2013). Percentage rent in the first nine months of 2014 was less than 1% of rental revenue, and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2014.

Our portfolio of real estate, leased primarily to regional and national commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2014, our portfolio of 4,284 properties was 98.3% leased with 74 properties available for lease, as compared to 98.2% occupancy, or 70 properties available for lease at December 31, 2013 and 98.1% occupancy, or 73 properties available for lease at September 30, 2013. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $8.3 million in the third quarter of 2014 compared to $5.1 million in the third quarter of 2013, and $20.9 million in the first nine months of 2014 compared to $15.6 million in the first nine months of 2013.  The increase in tenant reimbursements is primarily due to our 2013 and 2014 acquisitions.  Our tenant reimbursements match our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $606,000 in the third quarter of 2014 compared to $1.6 million in the third quarter of 2013, and $2.2 million in the first nine months of 2014 compared to $5.2 million in the first nine months of 2013.

Depreciation and Amortization

Depreciation and amortization was $95.3 million for the third quarter of 2014, as compared to $80.8 million for the third quarter of 2013. Depreciation and amortization was $278.1 million for the first nine months of 2014, as compared to $221.5 million for the first nine months of 2013. The increase in depreciation and amortization in the first nine months of 2014 was primarily due to the acquisition of properties in 2014 and 2013, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest on our credit facility, term loan, notes, mortgages & interest rate swaps	$55,143	$49,607	$158,881	$132,212
Credit facility commitment fees	671	447	1,991	1,327
Amortization of credit facility origination costs and deferred financing costs	2,089	1,914	6,036	5,356
(Gain) loss on interest rate swaps	(633)	596	409	(690)
Dividend on preferred shares subject to redemption	1,155	-	1,155	-
Amortization of net mortgage premiums	(5,449)	(2,518)	(10,843)	(6,959)
Interest capitalized	(162)	(210)	(383)	(579)
Interest expense	$52,814	$49,836	$157,246	$130,667

Credit facility, term loan, mortgages and notes	2014	2013	2014	2013
Average outstanding balances (dollars in thousands)	$4,627,074	$4,191,534	$4,542,723	$3,767,344
Average interest rates	4.71%	4.73%	4.62%	4.68%

The increase in interest expense was primarily due to the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, the June 2014 issuance of our 3.88% senior unsecured notes due July 2024, an increase in mortgages payable and the classification of $1.2 million of remaining dividend payments on the Class E preferred stock as interest expense.  The increase was partially offset by slightly lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

At September 30, 2014, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.8 billion (excluding unamortized original issuance discounts of $15.0 million) was 4.8%;

•                  Mortgages payable of $843.6 million, excluding net premiums totaling $18.6 million on these mortgages was 5.0%;

•                  Credit facility outstanding borrowings of $45.0 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan, and credit facility borrowings of $4.76 billion was 4.7% (excludes $220.0 million of mandatorily redeemable preferred shares which were redeemed in October 2014).

General and Administrative Expenses

General and administrative expenses decreased by $5.6 million to $11.0 million in the third quarter of 2014, compared to $16.6 million in the third quarter of 2013. General and administrative expenses decreased by $4.9 million to $35.5 million in the first nine months of 2014, compared to $40.4 million in the first nine months of 2013. Included in general and administrative expenses are acquisition transaction costs (excluding 2013 ARCT merger-related costs) of $589,000 during the first nine months of 2014, as compared to $1.7 million for the first nine months of 2013. General and administrative expenses decreased during the first nine months of 2014 primarily due to lower stock compensation costs as a result of the $3.7 million for accelerated vesting that occurred in July 2013, and lower acquisition transaction costs. In October 2014, we had 124 employees, as compared to 114 employees in October 2013.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2014	2013	2014	2013
General and administrative expenses	$11,025	$16,640	$35,499	$40,356
Total revenue, including discontinued operations(1)	227,453	197,887	665,184	553,856
General and administrative expenses as a percentage of total revenue	4.8%	8.4%	5.3%	7.3%

(1) Excludes all tenant reimbursements revenue, as well as gain on sales and Crest revenue included in discontinued operations.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2014, 74 properties were available for lease, as compared to 70 at December 31, 2013 and 73 at September 30, 2013.

Property expenses were $12.8 million (including $8.3 million reimbursable) in the third quarter of 2014, and $8.5 million (including $5.1 million reimbursable) in the third quarter of 2013. Property expenses were $33.5 million (including $20.9 million reimbursable) in the first nine months of 2014 and $25.8 million (including $15.6 million reimbursable) in the first nine months of 2013. The increase in property expenses for the first nine months of 2014 is primarily attributable to the increased portfolio size, which contributed to higher maintenance and utilities, property taxes, ground rent expenses and legal costs, along with higher contractually obligated reimbursements primarily due to our 2013 and 2014 acquisitions, partially offset by lower insurance costs.

Income Taxes

Income taxes were $697,000 in the third quarter of 2014, as compared to $569,000 in the third quarter of 2013. Income taxes were $2.4 million in the first nine months of 2014, as compared to $1.8 million in the first nine months of 2013. The increase in income taxes for the first nine months of 2014 is primarily related to higher city and state income and franchise taxes paid by Realty Income and its subsidiaries, primarily related to increased portfolio size.

Provisions for Impairment

For the third quarter of 2014, we recorded total provisions for impairment of $495,000 on one sold property and three properties classified as held for sale.  For the first nine months of 2014, we recorded total provisions for impairment of $2.7 million on six sold properties and three properties classified as held for sale.  These properties were not classified as held for sale in our financial statements issued prior to the date of adoption of the new accounting requirements regarding discontinued operations; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three and nine months ended September 30, 2014.

For the third quarter of 2013, we recorded total provisions for impairment of $76,000 on one sold property. For the first nine months of 2013, we recorded provisions for impairment of $3.0 million on eight sold properties and one property classified as held for sale. Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2014.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $240,000 for the third quarter of 2013 and $12.9 million for the first nine months of 2013.  On a diluted per common share basis, this expense represented $0.07 for the first nine months of 2013.

Gain on Sales of Real Estate

During the third quarter of 2014, we sold 11 properties for $33.8 million, which resulted in a gain of $11.0 million.  During the first nine months of 2014, Realty Income sold 28 properties for $53.6 million, which resulted in a gain of $16.8 million. The results of operations specifically related to six properties classified as held for sale at December 31, 2013 and sold during the first nine months of 2014, which included gain on sales of $2.6 million during the first nine months of 2014, have been classified as discontinued operations.  Gain on sales of $11.0 million on 11 properties and $14.2 million on 22 properties was classified as gain on sales of real estate on our consolidated income statement for the third quarter and nine months ended September 30, 2014, respectively.

In comparison, during the third quarter of 2013, we sold 19 properties for $22.4 million, which resulted in a gain of $6.2 million.  During the first nine months of 2013, we sold 53 properties for $106.1 million, which resulted in a gain of $50.5 million. The results of operations for the dispositions during the first nine months of 2013 have been reclassified as discontinued operations.

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

Operations from 11 properties were classified as held for sale at September 30, 2014.  The results of operations for ten of these properties that have not previously been classified as held for sale are included in income from continuing operations, and the results of operations of the one remaining property that was classified as held for sale as of December 31, 2013 have been reclassified to discontinued operations on our consolidated statement of income for the three and nine months ended September 30, 2014. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Income from discontinued operations	2014	2013	2014	2013
Gain on sales of real estate	$-	$6,163	$2,607	$50,467
Rental revenue	15	906	111	5,016
Tenant reimbursements	-	34	-	133
Other revenue	-	7	13	414
Depreciation and amortization	-	(426)	-	(1,536)
Property expenses (including reimbursable)	(15)	(174)	(132)	(812)
Provisions for impairment	-	(76)	-	(2,738)
Crest’s income (loss) from discontinued operations	-	(35)	498	(113)
Income from discontinued operations	$-	$6,399	$3,097	$50,831
Per common share, basic and diluted	$0.00	$0.03	$0.01	$0.27

Crest’s Assets and Property Sales

At September 30, 2014, Crest had an inventory of two properties. In addition to the two properties, Crest also held notes receivable of $18.4 million at September 30, 2014 and $18.7 million at December 31, 2013.

During the first nine months of 2014, Crest sold one property for $820,000 at no gain.  During the first nine months of 2014, Crest did not acquire any properties. Crest did not buy or sell any properties and did not record any provisions for impairment during the first nine months of 2013.

Preferred Stock Dividends

Preferred stock dividends totaled $9.3 million and $10.5 million in the third quarters of 2014 and 2013, respectively, and $30.3 million and $31.4 million in the first nine months of 2014 and 2013, respectively.

Excess of Redemption Value over Carrying Value of Preferred Shares Subject to Redemption

When we issued the irrevocable notice of redemption on our Class E preferred stock in September 2014, we incurred a non-cash redemption charge of $6.0 million in the third quarter and first nine months of 2014 for the excess of redemption value over the carrying value.  The non-cash charge represents the Class E preferred stock original issuance cost that was paid in 2006.

Net Income Available to Common Stockholders

Net income available to common stockholders was $57.9 million in the third quarter of 2014, compared to $41.1 million in the third quarter of 2013, an increase of $16.8 million. On a diluted per common share basis, net income was $0.26 in the third quarter of 2014 and $0.21 in the third quarter of 2013.

Net income available to common stockholders was $156.5 million in the first nine months of 2014, compared to $149.8 million in the first nine months of 2013, a increase of $6.7 million. On a diluted per common share basis, net income available to common stockholders was $0.72 in the first nine months of 2014, as compared to $0.80 in the first nine months of 2013, a decrease of $0.08, or 10.0%.  Net income available to common stockholders in the third quarter and the first nine months of 2014 includes a non-cash redemption charge of $6.0 million on the Class E preferred shares that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006.  Net income available to common stockholders in the first nine months of 2013 was impacted by an unusually large gain on property sales, which represents $0.18 on a diluted per common share basis.  Additionally, net income available to common stockholders in the first nine months of 2013 includes $12.9 million of merger-related costs, for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2014 were $11.0 million, as compared to $6.2 million during the third quarter of 2013.  Gains from the sale of properties during the first nine months of 2014 were $16.8 million, as compared to $50.5 million during the first nine months of 2013.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the third quarter of 2014, our FFO increased by $26.2 million, or 22.6%, to $142.3 million, compared to $116.1 million in the third quarter of 2013.  On a diluted per common share basis, FFO was $0.64 in the third quarter of 2014 and $0.59 in the third quarter of 2013, an increase of 8.5%.

In the first nine months of 2014, our FFO increased by $81.8 million, or 24.2% to $419.2 million, compared to $337.4 million in the first nine months of 2013.  On a diluted per common share basis, FFO was $1.93 in the first nine months of 2014, compared to $1.79 in the first nine months of 2013, an increase of $0.14, or 7.8%. FFO in the third quarter and first nine months of 2014 includes a non-cash redemption charge of $6.0 million on the Class E preferred shares that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006. FFO for the first nine months of 2013, was normalized to exclude $12.9 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis. FFO for the first nine months of 2013 includes $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis. All references to FFO for the first nine months of 2013 reflect the adjustments for merger-related costs for the acquisition of ARCT.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$57,941	$41,089	$156,540	$149,781
Depreciation and amortization:
Continuing operations	95,260	80,822	278,124	221,476
Discontinued operations	-	443	-	1,590
Depreciation of furniture, fixtures and equipment	(125)	(76)	(320)	(203)
Provisions for impairment on investment properties:
Continuing operations	495	-	2,676	290
Discontinued operations	-	76	-	2,738
Gain on sale of investment properties:
Continuing operations	(10,975)	-	(14,211)	-
Discontinued operations	-	(6,163)	(2,607)	(50,467)
Merger-related costs (1)	-	240	-	12,875
FFO adjustments allocable to noncontrolling interests	(337)	(285)	(1,032)	(680)
FFO available to common stockholders	$142,259	$116,146	$419,170	$337,400

FFO per common share:
Basic	$0.64	$0.59	$1.93	$1.80
Diluted (2)	$0.64	$0.59	$1.93	$1.79

Distributions paid to common stockholders	$122,092	$106,875	$356,735	$298,544

FFO in excess of distributions paid to common stockholders	$20,167	$9,271	$62,435	$38,856

Weighted average number of common shares used for computation per share:
Basic	222,061,661	195,768,298	216,804,815	187,805,222
Diluted (2)	222,236,071	196,619,866	216,830,013	188,399,848

(1) FFO for the three and nine months ended September 30, 2013, has been normalized to exclude ARCT merger-related costs.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In the third quarter of 2014, our AFFO increased by $24.5 million, or 20.8%, to $142.4 million, compared to $117.9 million in the third quarter of 2013.  On a diluted common share basis, AFFO was $0.64 in the third quarter of 2014 and $0.60 in the third quarter of 2013, an increase of 6.7%. In the first nine months of 2014, our AFFO increased by $78.9 million, or 23.4%, to $416.3 million versus $337.4 million in the first nine months of 2013.  On a diluted per common share basis, AFFO was $1.92 in the first nine months of 2014, compared to $1.79 in the first nine months of 2013, an increase of $0.13, or 7.3%. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$57,941	$41,089	$156,540	$149,781
Cumulative adjustments to calculate FFO(1)	84,318	75,057	262,630	187,619
FFO available to common stockholders	142,259	116,146	419,170	337,400
Excess of redemption value over carrying value of Class E preferred share redemption	6,015	-	6,015	-
Amortization of share-based compensation	2,204	6,737	7,653	14,235
Amortization of deferred financing costs(2)	1,235	1,196	3,476	3,217
Amortization of net mortgage premiums	(2,285)	(2,518)	(7,060)	(6,959)
(Gain) loss on early extinguishment of mortgage debt	(2,909)	-	(3,528)	-
(Gain) loss on interest rate swaps	(633)	596	409	(690)
Capitalized leasing costs and commissions	(188)	(369)	(655)	(1,143)
Capitalized building improvements	(1,616)	(2,239)	(3,883)	(4,759)
Straight-line rent	(3,851)	(3,656)	(11,764)	(10,111)
Amortization of above and below-market leases	2,166	2,026	6,374	6,249
AFFO adjustments allocable to noncontrolling interests	32	-	48	-
Total AFFO available to common stockholders	$142,429	$117,919	$416,255	$337,439

AFFO per common share:
Basic	$0.64	$0.60	$1.92	$1.80
Diluted (3)	$0.64	$0.60	$1.92	$1.79

Distributions paid to common stockholders	$122,092	$106,875	$356,735	$298,544

AFFO in excess of distributions paid to common stockholders	$20,337	$11,044	$59,520	$38,895

Weighted average number of common shares used for computation per share:
Basic	222,061,661	195,768,298	216,804,815	187,805,222
Diluted (3)	222,236,071	196,619,866	216,830,013	188,399,848

(1)                See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

(2)                Includes the amortization of costs incurred and capitalized when our notes were issued in March 2003, November 2003, March 2005, September 2005, September 2006, September 2007, June 2010, June 2011, October 2012, July 2013, June 2014 and September 2014.  Additionally, this includes the amortization of deferred financing costs incurred and capitalized in connection with our assumption of the mortgages payable and the issuance of our term loan.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loan.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2014, we owned a diversified portfolio:

•                  Of 4,284 properties;

•                  With an occupancy rate of 98.3%, or 4,210 properties leased and only 74 properties available for lease;

•                  Leased to 231 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 69.8 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,300 square feet, including approximately 11,250 square feet per retail property.

At September 30, 2014, of our 4,284 properties, 4,189 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Retail industries
Apparel stores	2.2%	1.9%	1.7%	1.4%	1.2%	1.1%	1.1%
Automotive collision services	0.8	0.8	1.1	0.9	1.0	1.1	1.0
Automotive parts	1.3	1.2	1.0	1.2	1.4	1.5	1.6
Automotive service	1.8	2.1	3.1	3.7	4.7	4.8	4.8
Automotive tire services	3.1	3.6	4.7	5.6	6.4	6.9	6.7
Book stores	*	*	0.1	0.1	0.1	0.2	0.2
Child care	2.2	2.8	4.5	5.2	6.5	7.3	7.6
Consumer electronics	0.3	0.3	0.5	0.5	0.6	0.7	0.8
Convenience stores	10.0	11.2	16.3	18.5	17.1	16.9	15.8
Crafts and novelties	0.5	0.5	0.3	0.2	0.3	0.3	0.3
Dollar stores	9.6	6.2	2.2	-	-	-	-
Drug stores	9.4	8.1	3.5	3.8	4.1	4.3	4.1
Education	0.4	0.4	0.7	0.7	0.8	0.9	0.8
Entertainment	0.6	0.6	0.9	1.0	1.2	1.3	1.2
Equipment services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Financial services	1.4	1.5	0.2	0.2	0.2	0.2	0.2
General merchandise	1.2	1.1	0.6	0.6	0.8	0.8	0.8
Grocery stores	3.2	2.9	3.7	1.6	0.9	0.7	0.7
Health and fitness	7.0	6.3	6.8	6.4	6.9	5.9	5.6
Health care	1.1	1.1	-	-	-	-	-
Home furnishings	0.7	0.9	1.0	1.1	1.3	1.3	2.4
Home improvement	2.0	1.6	1.5	1.7	2.0	2.2	2.1
Jewelry	0.1	0.1	-	-	-	-	-
Motor vehicle dealerships	1.5	1.6	2.1	2.2	2.6	2.7	3.2
Office supplies	0.4	0.5	0.8	0.9	0.9	1.0	1.0
Pet supplies and services	0.7	0.8	0.6	0.7	0.9	0.9	0.8
Restaurants - casual dining	4.2	5.1	7.3	10.9	13.4	13.7	14.3
Restaurants - quick service	3.5	4.4	5.9	6.6	7.7	8.3	8.2
Shoe stores	0.1	0.1	0.1	0.2	0.1	-	-
Sporting goods	1.7	1.7	2.5	2.7	2.7	2.6	2.3
Theaters	5.2	6.2	9.4	8.8	8.9	9.2	9.0
Transportation services	0.1	0.1	0.2	0.2	0.2	0.2	0.2
Wholesale clubs	4.1	3.9	3.2	0.7	-	-	-
Other	*	0.1	0.1	0.1	0.3	1.1	1.2
Retail industries	80.5%	79.8%	86.7%	88.6%	95.4%	98.3%	98.2%

Industry Diversification (Continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2013	2012	2011	2010	2009	2008
Non-retail industries
Aerospace	1.2	1.2	0.9	0.5	-	-	-
Beverages	2.8	3.3	5.1	5.6	3.0	-	-
Consumer appliances	0.5	0.6	0.1	-	-	-	-
Consumer goods	0.9	1.0	0.1	-	-	-	-
Crafts and novelties	0.1	0.1	-	-	-	-	-
Diversified industrial	0.6	0.2	0.1	-	-	-	-
Electric utilities	0.1	*	-	-	-	-	-
Equipment services	0.5	0.4	0.3	0.2	-	-	-
Financial services	0.4	0.5	0.4	0.3	-	-	-
Food processing	1.3	1.5	1.3	0.7	-	-	-
General merchandise	0.3	-	-	-	-	-	-
Government services	1.2	1.4	0.1	0.1	0.1	0.1	-
Health care	0.7	0.8	*	*	-	-	-
Home furnishings	0.2	0.2	-	-	-	-	-
Home improvement	*	-	-	-	-	-	-
Insurance	0.1	0.1	*	-	-	-	-
Machinery	0.2	0.2	0.1	-	-	-	-
Other manufacturing	0.7	0.6	-	-	-	-	-
Packaging	0.8	0.9	0.7	0.4	-	-	-
Paper	0.2	0.2	0.1	0.1	-	-	-
Shoe stores	0.8	0.9	-	-	-	-	-
Telecommunications	0.7	0.7	0.8	0.7	-	-	-
Transportation services	5.0	5.3	2.2	1.6	-	-	-
Other	0.2	0.1	1.0	1.2	1.5	1.6	1.8
Non-retail industries	19.5%	20.2%	13.3%	11.4%	4.6%	1.7%	1.8%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*                    Less than 0.1%

(1)                 Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of September 30, 2014 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	September 30, 2014	(1)	Revenue
Retail	4,128	46,451,000	$176,992		78.2%
Industrial and distribution	81	15,869,200	23,248		10.3
Office	46	3,519,900	15,097		6.7
Manufacturing	14	3,875,200	5,616		2.5
Agriculture	15	184,500	5,267		2.3
Totals	4,284	69,899,800	$226,220		100.0%

(1)                 Includes rental revenue for all properties owned by Realty Income at September 30, 2014, including revenue from properties reclassified as discontinued operations of $13.  Excludes revenue of $44 from properties owned by Crest and $581 from sold properties that were included in continuing operations.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at September 30, 2014 include the following:

Tenant	Number of Properties	% of Revenue

Walgreens	116	5.4%
FedEx	38	5.1%
Dollar General	502	4.9%
LA Fitness	46	4.7%
Family Dollar	453	4.5%
BJ’s Wholesale Clubs	15	2.9%
AMC Theatres	20	2.8%
Diageo	17	2.7%
Regal Cinemas	23	2.3%
Northern Tier Energy/Super America	134	2.2%
CVS Pharmacy	56	2.1%
Rite Aid	58	1.9%
TBC Corporation	149	1.9%
Circle K	168	1.8%
The Pantry	145	1.7%
Walmart/Sam’s Club	19	1.4%
GPM Investments/Fas Mart	140	1.4%
NPC International	202	1.4%
Smart & Final	36	1.2%
FreedomRoads/Camping World	18	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,128 retail properties, included in our 4,284 total properties, owned by Realty Income at September 30, 2014, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	September 30, 2014	(1)	Revenue
Tenants Providing Services
Automotive collision services	31	$1,859		1.1%
Automotive service	226	4,025		2.3
Child care	216	4,974		2.8
Education	15	819		0.5
Entertainment	11	1,344		0.8
Equipment services	2	150		0.1
Financial services	118	3,244		1.8
Health and fitness	78	15,764		8.9
Health care	27	1,098		0.6
Theaters	45	11,899		6.7
Transportation services	1	206		0.1
Other	7	66		0.0
	777	45,448		25.7
Tenants Selling Goods and Services
Automotive parts (with installation)	58	1,364		0.8
Automotive tire services	184	6,973		3.9
Convenience stores	778	22,466		12.7
Motor vehicle dealerships	19	3,408		1.9
Pet supplies and services	15	753		0.4
Restaurants - casual dining	309	8,953		5.1
Restaurants - quick service	383	7,885		4.5
	1,746	51,802		29.3
Tenants Selling Goods
Apparel stores	28	4,922		2.8
Automotive parts	74	1,562		0.9
Book stores	1	104		*
Consumer electronics	7	681		0.4
Crafts and novelties	11	1,138		0.6
Dollar stores	956	21,809		12.3
Drug stores	222	19,808		11.2
General merchandise	61	2,818		1.6
Grocery stores	70	7,176		4.0
Home furnishings	57	1,595		0.9
Home improvement	41	3,866		2.2
Jewelry	4	175		0.1
Office supplies	10	841		0.5
Shoe stores	1	168		0.1
Sporting goods	30	3,829		2.2
Wholesale clubs	32	9,250		5.2
	1,605	79,742		45.0
Total Retail Properties	4,128	$176,992		100.0%

*                   Less than 0.1%

(1)     Includes rental revenue for all retail properties owned by Realty Income at September 30, 2014, including revenue from properties reclassified as discontinued operations of $13.  Excludes revenue of $49,228 from non-retail properties, $44 from properties owned by Crest and $581 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,189 net leased, single-tenant properties as of September 30, 2014 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Sep 30,		Rental	of Leases	Sep 30,	Rental	of Leases	Sep 30,	Rental
Year	Retail	Non-Retail	Sq. Feet	2014	(2)	Revenue	Expiring	2014	Revenue	Expiring	2014	Revenue

2014	34	-	274,100	$840		0.4%	8	$298	0.1%	26	$542	0.3%
2015	154	-	758,800	3,269		1.5	62	1,331	0.6	92	1,938	0.9
2016	201	1	1,223,700	4,618		2.1	121	2,830	1.3	81	1,788	0.8
2017	205	2	2,265,600	6,620		3.0	50	3,191	1.4	157	3,429	1.6
2018	282	10	4,011,100	11,552		5.2	169	8,219	3.7	123	3,333	1.5
2019	227	11	3,864,700	13,005		5.8	169	11,051	4.9	69	1,954	0.9
2020	114	12	3,750,200	10,092		4.5	105	9,255	4.1	21	837	0.4
2021	185	13	5,490,000	14,471		6.5	187	13,893	6.2	11	578	0.3
2022	223	18	7,419,200	14,953		6.7	221	14,416	6.5	20	537	0.2
2023	351	19	6,187,800	21,406		9.6	357	20,722	9.3	13	684	0.3
2024	164	10	2,944,200	9,106		4.1	169	8,938	4.0	5	168	0.1
2025	307	10	4,174,100	17,706		7.9	297	17,158	7.7	20	548	0.2
2026	233	4	3,207,600	12,279		5.5	233	12,153	5.4	4	126	0.1
2027	464	3	5,162,700	17,659		7.9	465	17,619	7.9	2	40	*
2028	283	5	6,018,600	15,936		7.1	286	15,881	7.1	2	55	*
2029 - 2043	609	35	11,399,800	49,593		22.2	636	49,387	22.1	8	206	0.1

Totals	4,036	153	68,152,200	$223,105		100.0%	3,535	$206,342	92.3%	654	$16,763	7.7%

*       Less than 0.1%

(1)    Excludes 21 multi-tenant properties and 74 vacant properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)    Includes rental revenue of $13 from properties reclassified as discontinued operations and excludes revenue of $3,115 from 21 multi-tenant properties and from 74 vacant properties at September 30, 2014, $581 from sold properties included in continuing operations and $44 from properties owned by Crest.

(3)    Represents leases to the initial tenant of the property that are expiring for the first time.

(4)    Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2014 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	September 30, 2014	(1)	Revenue
Alabama	128	98%	1,039,500	$3,416		1.5%
Alaska	3	100	275,900	457		0.2
Arizona	113	96	1,546,400	6,000		2.6
Arkansas	53	98	782,600	1,653		0.7
California	167	99	5,332,400	23,873		10.6
Colorado	72	99	1,045,400	3,737		1.7
Connecticut	25	96	536,900	2,483		1.1
Delaware	17	100	78,300	634		0.3
Florida	322	99	3,379,000	13,545		6.0
Georgia	237	97	3,363,900	9,768		4.3
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	438		0.2
Illinois	159	99	4,507,800	12,759		5.6
Indiana	106	99	1,172,800	5,315		2.3
Iowa	35	94	2,751,700	3,332		1.5
Kansas	80	99	1,359,400	3,167		1.4
Kentucky	56	96	902,200	3,160		1.4
Louisiana	88	99	961,700	2,789		1.2
Maine	10	100	145,300	840		0.4
Maryland	33	100	772,000	4,234		1.9
Massachusetts	82	98	755,900	3,426		1.5
Michigan	107	98	1,028,400	3,418		1.5
Minnesota	155	100	1,153,200	7,354		3.2
Mississippi	122	98	1,566,100	3,783		1.7
Missouri	133	98	2,568,000	8,059		3.6
Montana	1	100	5,400	13		*
Nebraska	31	100	708,700	1,748		0.8
Nevada	22	95	413,000	1,289		0.6
New Hampshire	20	100	320,100	1,479		0.7
New Jersey	67	99	577,300	3,486		1.5
New Mexico	30	100	294,000	742		0.3
New York	87	97	2,203,500	10,876		4.8
North Carolina	148	99	1,504,600	5,718		2.5
North Dakota	7	100	66,000	118		*
Ohio	213	99	5,058,200	12,290		5.4
Oklahoma	125	99	1,598,300	3,761		1.7
Oregon	25	96	525,400	1,830		0.8
Pennsylvania	146	99	1,785,500	7,186		3.2
Rhode Island	4	100	157,200	808		0.4
South Carolina	134	99	974,900	4,441		2.0
South Dakota	11	100	133,500	244		0.1
Tennessee	198	96	2,595,900	6,347		2.8
Texas	441	98	8,149,400	21,855		9.7
Utah	13	100	749,000	1,338		0.6
Vermont	5	100	98,000	478		0.2
Virginia	141	97	2,662,600	7,038		3.1
Washington	38	97	415,300	1,571		0.7
West Virginia	12	100	261,200	916		0.4
Wisconsin	43	95	1,481,600	2,795		1.2
Wyoming	3	100	21,100	64		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,284	98%	69,899,800	$226,220		100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at September 30, 2014, including revenue from properties reclassified as discontinued operations of $13.  Excludes revenue of $44 from properties owned by Crest and $581 from sold properties that were included in continuing operations.

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

Of our 4,284 properties in the portfolio, approximately 97.8%, or 4,189 are leased to tenants under net leases where the tenant is generally responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

•                  Setting copier machines to “energy saver mode”

•                  Encouraging employees to reduce paper usage whenever possible, by storing documents electronically and using “duplex” copy mode;

•                  Employing an automated “lights out” system that is activated 24/7;

•                  Programming HVAC to only operate during normal business operating hours; and

•                  Encouraging employees to carpool to our headquarters.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of September 30, 2014.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2014	$7.6	6.42%	$0.1	2.51%
2015	245.9	5.39	23.8	4.64
2016	523.2	5.39	0.2	2.51
2017	307.9	5.63	54.5	1.43
2018	364.9	2.14	70.2	1.36
Thereafter	3,116.5	4.91	43.8	2.19
Totals (1)	$4,566.0	4.82%	$192.6	1.97%
Fair Value (2)	$4,839.8		$188.4

(1)      Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At September 30, 2014, the unamortized balance of net premiums on mortgages payable is $18.6 million, and the unamortized balance of original issuance discounts on notes payable is $15.0 million.

(2)      We base the estimated fair value of the fixed rate senior notes at September 30, 2014 on the indicative market prices and recent trading activity of our notes payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2014 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at September 30, 2014.

The table incorporates only those exposures that exist as of September 30, 2014. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five with an outstanding principal balance of $77.6 million at September 30, 2014, have fixed interest rates. All of these variable rate mortgages have arrangements that limit our exposure to interest rate risk. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $45.0 million at September 30, 2014, a 1% change in interest rates would change our interest costs by $450,000 per year.

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

As of and for the quarter ended September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2014, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                      OTHER INFORMATION

Item 1A.                                       Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013.

Our business could be negatively affected as a result of actions of activist stockholders and shareholder advisory firms.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we become engaged in a process or proxy contest with an activist stockholder in the future, our business could be adversely affected, as such activities could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors or management team may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, tenants and financing sources, and make it more difficult to attract and retain qualified personnel. If potential or existing sellers of properties, tenants or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected. Similarly, we may suffer damage to our reputation (for example, regarding our corporate governance or stockholder relations) or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the market price of our common stock and preferred stock and the value of our debt securities, including the notes, resulting in significant loss of value, which could impact our ability to access capital, increase our cost of capital, and decrease our ability to acquire properties on attractive terms.

Item 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

During September 2014, 2,087 shares of stock, at a price of $45.35, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

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

4.24	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.25

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

Material Contracts

10.1	Form of Performance Share Award Agreement (filed as exhibit 99.1 to the Company’s Form 8-K, filed on April 11, 2014 and incorporated herein by reference).

* 10.2	Severance Agreement for Gary M. Malino.

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

Interactive Data Files

* 101

The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: October 30, 2014	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)