Form 10-K
period 2014-12-31
REALTY INCOME CORP
filed 2015-02-18
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

11995 El Camino Real, San Diego, California, 92130

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 284-5000

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value Class F Preferred Stock, $0.01 Par Value	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

At June 30, 2014, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $9.8 billion based upon the last reported sale price of $44.42 per share on the New York Stock Exchange on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.

At January 31, 2015, the number of shares of common stock outstanding was 225,043,990 and the number of shares of Class F Cumulative Redeemable Preferred Stock outstanding was 16,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 12, 2015, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:        Business

THE COMPANY

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 46 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

Realty Income (NYSE: O) was founded in 1969, and listed in 1994 on the New York Stock Exchange, or NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase earnings and distributions to stockholders, through active portfolio management, asset management and the acquisition of additional properties.

Generally, our portfolio and asset management efforts seek to achieve:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases, when market conditions permit;

•                  Active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties thereby mitigating our exposure to certain tenants and markets;

•                  Maximized asset-level returns on sold properties;

•                  Optimized value on existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and

•                  Investment opportunities in new asset classes for the portfolio.

At December 31, 2014, we owned a diversified portfolio:

•                  Of 4,327 properties;

•                  With an occupancy rate of 98.4%, or 4,257 properties leased and 70 properties available for lease;

•                  Leased to 234 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 70.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,350 square feet, including approximately 11,290 square feet per retail property and 196,800 square feet per industrial and distribution property.

Of the 4,327 properties in the portfolio, 4,308, or 99.6%, are single-tenant properties, and the remaining nineteen are multi-tenant properties. At December 31, 2014, of the 4,308 single-tenant properties, 4,238 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.2 years.

Our nine senior officers owned 0.3% of our outstanding common stock with a market value of $31.1 million at January 31, 2015. Our directors and nine senior officers, as a group, owned 0.4% of our outstanding common stock with a market value of $46.4 million at January 31, 2015.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728.

Our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or the Class F preferred stock,  is listed on the NYSE under the ticker symbol “OprF” with a CUSIP number of 756109-807.

In January 2015, we had 125 employees, as compared to 116 employees in January 2014.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 46-year policy of paying monthly dividends.  In addition, we increased the dividend four times during 2014, and two times during 2015.  As of February 2015, we have paid 69 consecutive quarterly dividend increases and increased the dividend 79 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2014 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2013	Jan 2014	$ 0.1821667	$ 0.0003125
2nd increase	Mar 2014	Apr 2014	0.1824792	0.0003125
3rd increase	Jun 2014	Jul 2014	0.1827917	0.0003125
4th increase	Sep 2014	Oct 2014	0.1831042	0.0003125

2015 Dividend increases
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.189	0.0055833

The dividends paid per share during 2014 as compared to 2013 increased 2.1%.  The 2014 dividends paid per share totaled $2.1916254, as compared to $2.1474587 in 2013, an increase of $0.0441667.

The monthly dividend of $0.189 per share represents a current annualized dividend of $2.268 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $54.31 on January 31, 2015. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during 2014

During 2014, we invested $1.4 billion in 506 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 7.1%. The 506 new properties and properties under development or expansion are located in 42 states, will contain approximately 9.8 million leasable square feet, and are 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 32 industries and the property types consist of 85.7% retail, 6.6% industrial and distribution, 6.4% office, and 1.3% manufacturing, based on rental revenue.  During 2014, none of our real estate investments caused any one tenant to be 10.0% or more of our total assets at December 31, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.4 billion we invested during 2014, $81.9 million was invested in 40 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2014, we had 70 properties available for lease out of 4,327 properties in our portfolio, which represents a 98.4% occupancy rate.  Since December 31, 2013, when we reported 70 properties available for lease out of 3,896 and a 98.2% occupancy rate, we:

•                  Had 220 lease expirations;

•                  Re-leased 203 properties; and

•                  Sold 17 vacant properties.

Of the 203 properties re-leased during 2014, 173 properties were re-leased to existing tenants, nine were re-leased to new tenants without vacancy, and 21 were re-leased to new tenants after a period of vacancy.  The annual rent on these 203 leases was $33.9 million, as compared to the previous rent on these same properties of $34.2 million.

At December 31, 2014, our average annualized rental revenue was approximately $13.07 per square foot on the 4,257 leased properties in our portfolio.  At December 31, 2014, we classified eight properties with a carrying amount of $14.8 million as held for sale on our balance sheet.  The disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In 2014, we capitalized costs of $6.0 million on existing properties in our portfolio, consisting of $821,000 for re-leasing costs and $5.2 million for building and tenant improvements.  In 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.

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

The majority of our building and tenant improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements.  It is not customary for us to offer significant tenant improvements on our properties as tenant incentives.  The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

Note Issuance

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.4 million from this offering was used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from this offering were used to repay a portion of the outstanding borrowings under our acquisition credit facility.

Redemption of Preferred Stock

In October 2014, we redeemed all 8,800,000 shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or the Class E preferred stock, for $25.00 per share, plus accrued dividends. We incurred a non-cash charge of $6.0 million. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.

Issuance of Common Stock

In April 2014, we issued 13,800,000 shares of common stock, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our acquisition credit facility.

Modifications to Compensation Program

In April 2014, the Compensation Committee of the Board of Directors made modifications to the existing compensation program.  The modified compensation program now consists of distinct short-term and long-term incentive plans based on separate metrics.  The redesigned short-term incentive plan includes a mix of cash and equity awards.  Under the long-term incentive plan, awards are granted in performance-vesting equity awards, which vest based strictly on achieving future performance goals.  With respect to the performance based restricted shares, the award is based on objective performance metrics and determined primarily by relative stockholder return metrics with a smaller component based on balance sheet metrics.  As part of this new program, the Compensation Committee of the Board of Directors granted performance-vesting shares with an approximate grant date fair value of $3.0 million to our executive officers in April 2014.

Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2014, we issued 3,527,166 shares and raised approximately $158.5 million under the DRSPP.

Net Income Available to Common Stockholders

Net income available to common stockholders was $227.6 million in 2014, compared to $203.6 million in 2013, an increase of $24.0 million. On a diluted per common share basis, net income was $1.04 in 2014, as compared to $1.06 in 2013, a decrease of $0.02, or 1.9%.  Net income available to common stockholders for 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006. Net income available to common stockholders for 2013 was impacted by an unusually large gain on property sales, which represents $0.18 on a diluted per common share basis.  Additionally, net income available to common stockholders for 2013 includes $13.0 million of merger-related costs for the acquisition of American Realty Capital Trust Inc., or ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2014 were $42.1 million, as compared to gains from the sale of properties of $64.7 million during 2013.

Funds from Operations Available to Common Stockholders (FFO)

In 2014, our FFO increased by $100.9 million, or 21.8%, to $562.9 million versus $462.0 million in 2013.  On a diluted per common share basis, FFO was $2.58 in 2014, compared to $2.41 in 2013, an increase of $0.17, or 7.1%.  FFO in 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.  FFO in 2013 was normalized to exclude $13.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis.  FFO for 2013 includes $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.   All references to FFO for 2013 reflect the adjustments for merger-related costs for the acquisition of ARCT.

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

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In 2014, our AFFO increased by $98.6 million, or 21.3%, to $561.7 million versus $463.1 million in 2013. On a diluted per common share basis, AFFO was $2.57 in 2014, compared to $2.41 in 2013, an increase of $0.16, or 6.6%.

See our discussion of AFFO (which is not a financial measure under GAAP), in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

DIVIDEND POLICY

Distributions are paid monthly to holders of shares of our common stock and Class F preferred stock if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2014, our cash distributions to preferred and common stockholders totaled $519.1 million, or approximately 154.6% of our estimated taxable income of $335.7 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2014 cash distributions to common stockholders totaled $479.3 million, representing 85.3% of our adjusted funds from operations available to common stockholders of $561.7 million.

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.8% of the distributions to our common stockholders, made or deemed to have been made in 2014, were classified as a return of capital for federal income tax purposes. We estimate that in 2015, between 20% and 35% of the distributions may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term net leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of December 31, 2014 consisted of 4,327 properties located in 49 states and Puerto Rico, leased to 234 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments, represented in our property portfolio, individually accounted for no more than 10.0% of our rental revenue for the quarter ended December 31, 2014.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However we cannot assure you that our future occupancy levels will continue to exceed 96%.

Investment Strategy

Our investment strategy is to act as a source of capital to regional and national tenants by acquiring and leasing back their real estate locations. When identifying new properties for investment, we generally focus on acquiring the real estate tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•                  Properties that are freestanding, commercially-zoned with a single tenant;

•                  Properties that are in significant markets or strategic locations critical to generating revenue for regional and national tenants (i.e. they need the property in which they operate in order to conduct their business);

•                  Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the operations of the company’s business;

•                  Properties that are located within attractive demographic areas relative to the business of our tenants, and have good visibility and easy access to major thoroughfares;

•                  Properties with real estate valuations that approximate replacement costs;

•                  Properties with rental or lease payments that approximate market rents; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•                  Tenants with reliable and sustainable cash flow;

•                  Tenants with revenue and cash flow from multiple sources;

•                  Tenants that are willing to sign a long-term lease (10 or more years); and

•                  Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial and distribution properties leased to Fortune 1000, primarily investment-grade-rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted return.

Underwriting Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers, and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligation is less than the tenant’s unsecured general obligations. It has been our experience that since tenants must retain their profitable and critical locations in order to survive; and in the event of reorganization, they are less likely to reject a lease for a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

In order to be considered for acquisition, properties must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit criteria. We have established a four-part analysis that examines each potential investment based on:

•                  Industry, company, market conditions, and credit profile;

•                  Store profitability for retail locations, if profitability data is available;

•                  Overall real estate characteristics, including property value and comparative rental rates; and

•                  The importance of the real estate location to the operations of the tenants’ business.

Prior to entering into any transaction, our investment professionals, assisted by our research department, conduct a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 46% of our annualized rental revenue comes from properties leased to investment grade companies or their subsidiaries.  At December 31, 2014, our top 20 tenants represent approximately 53% of our annualized revenue and nine of these tenants have investment grade credit ratings.

Asset Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing the credit quality of our portfolio.

We regularly review and analyze:

•                  The performance of the various industries of our tenants;

•                  The operation, management, business planning, and financial condition of our tenants; and

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

At December 31, 2014, we classified real estate with a carrying amount of $14.8 million as held for sale on our balance sheet. In 2015, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in property sales for all of 2015.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock, and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1.5 billion credit facility and occasionally through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2014, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $4.93 billion, or approximately 30.6% of our total market capitalization of $16.11 billion.

We define our total market capitalization at December 31, 2014 as the sum of:

•                  Shares of our common stock outstanding of 224,881,192, plus total common units of 816,568, multiplied by the last reported sales price of our common stock on the NYSE of $47.71 per share on December 31, 2014, or $10.77 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $223.0 million on our credit facility;

•                  Outstanding mortgages payable of $836.0 million, excluding net mortgage premiums of $16.6 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $14.6 million.

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

Universal Shelf Registration

In February 2013, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in February 2016. This replaces our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

At December 31, 2014, we had a borrowing capacity of $1.28 billion available on our credit facility and an outstanding balance of $223.0 million.  The interest rate on borrowings outstanding under our credit facility, at December 31, 2014, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2014, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, when capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities upon acceptable terms.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2014, we had cash and cash equivalents totaling $3.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity are sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook to our senior notes, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the current facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% basis points over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit rating is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.45% for a rating lower than BBB-/Baa3 and (ii) 0.15% for a credit rating of A-/A3 or higher.

We also issue senior debt securities from time to time and our credit ratings can impact the interest rates charged in those transactions.  If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell, or hold our debt securities, preferred stock, or common stock.

Notes Outstanding

As of December 31, 2014, we had $3.8 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $14.6 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

Mortgage Debt

As of December 31, 2014, we had $836.0 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2014, we had net premiums totaling $16.6 million on these mortgages.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.  During 2014, we made $85.2 million in principal payments, including the repayment of six mortgages in full for $77.8 million.

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

Corporate Responsibility

We are committed to providing an enjoyable, diverse, and safe working atmosphere for our employees, to upholding our responsibilities as a public company operating for the benefit of our shareholders, and to being mindful of the environment.  As The Monthly Dividend Company®, we believe our primary responsibility is to provide monthly dividends to our shareholders. How we manage and use the physical, human, and financial resources that enable us to acquire and own the real estate, which provides us with the lease revenue to pay monthly dividends, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401(k) plan with a matching contribution by Realty Income; competitive paid time-off benefits; and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

We apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers, and competitors.

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, seven of which are independent, non-employee directors;

•                  Our Board of Directors is elected on an annual basis;

•                  We employ a majority vote standard for elections;

•                  Our Compensation Committee of the Board of Directors works with independent consultants, in conducting annual compensation reviews for our key executives, and compensates each individual based on primarily reaching certain performance metrics that determine the success of our company; and

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document on our website.

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters.  In our headquarters, we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day;

•                  Setting copier machines to “energy saver mode;”

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

In addition, our headquarters was constructed according to the State of California energy standards, specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations, with features including high efficiency lighting and heating and cooling systems.

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

PROPERTY PORTFOLIO INFORMATION

At December 31, 2014, we owned a diversified portfolio:

•                  Of 4,327 properties;

•                  With an occupancy rate of 98.4%, or 4,257 properties leased and 70 properties available for lease;

•                  Leased to 234 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 70.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,350 square feet, including approximately 11,290 square feet per retail property.

At December 31, 2014, of our 4,327 properties, 4,257 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At December 31, 2014, our 234 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 267 additional tenants, representing approximately 5% of our annualized revenue at December 31, 2014, which brings our total tenant count to 501 tenants.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2014	2014	2013	2012	2011	2010	2009
Retail industries
Apparel stores	2.2%	2.0%	1.9%	1.7%	1.4%	1.2%	1.1%
Automotive collision services	0.8	0.8	0.8	1.1	0.9	1.0	1.1
Automotive parts	1.4	1.3	1.2	1.0	1.2	1.4	1.5
Automotive service	1.8	1.8	2.1	3.1	3.7	4.7	4.8
Automotive tire services	3.1	3.2	3.6	4.7	5.6	6.4	6.9
Book stores	*	*	*	0.1	0.1	0.1	0.2
Child care	2.2	2.2	2.8	4.5	5.2	6.5	7.3
Consumer electronics	0.3	0.3	0.3	0.5	0.5	0.6	0.7
Convenience stores	9.8	10.1	11.2	16.3	18.5	17.1	16.9
Crafts and novelties	0.5	0.5	0.5	0.3	0.2	0.3	0.3
Dollar stores	9.5	9.6	6.2	2.2	-	-	-
Drug stores	9.5	9.5	8.1	3.5	3.8	4.1	4.3
Education	0.4	0.4	0.4	0.7	0.7	0.8	0.9
Entertainment	0.5	0.5	0.6	0.9	1.0	1.2	1.3
Equipment services	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Financial services	1.4	1.4	1.5	0.2	0.2	0.2	0.2
General merchandise	1.4	1.2	1.1	0.6	0.6	0.8	0.8
Grocery stores	3.1	3.0	2.9	3.7	1.6	0.9	0.7
Health and fitness	7.0	7.0	6.3	6.8	6.4	6.9	5.9
Health care	1.0	1.1	1.1	-	-	-	-
Home furnishings	0.7	0.7	0.9	1.0	1.1	1.3	1.3
Home improvement	2.1	1.7	1.6	1.5	1.7	2.0	2.2
Jewelry	0.1	0.1	0.1	-	-	-	-
Motor vehicle dealerships	1.5	1.6	1.6	2.1	2.2	2.6	2.7
Office supplies	0.4	0.4	0.5	0.8	0.9	0.9	1.0
Pet supplies and services	0.7	0.7	0.8	0.6	0.7	0.9	0.9
Restaurants - casual dining	4.2	4.3	5.1	7.3	10.9	13.4	13.7
Restaurants - quick service	3.8	3.7	4.4	5.9	6.6	7.7	8.3
Shoe stores	0.1	0.1	0.1	0.1	0.2	0.1	-
Sporting goods	1.6	1.6	1.7	2.5	2.7	2.7	2.6
Theaters	5.3	5.3	6.2	9.4	8.8	8.9	9.2
Transportation services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Wholesale clubs	4.1	4.1	3.9	3.2	0.7	-	-
Other	*	*	0.1	0.1	0.1	0.3	1.1
Retail industries	80.7%	80.4%	79.8%	86.7%	88.6%	95.4%	98.3%

Industry Diversification (continued)

		Percentage of Rental Revenue(1)
		For the Quarter Ended	For the Years Ended
		December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
		2014	2014	2013	2012	2011	2010	2009
	Non-retail industries
	Aerospace	1.2	1.2	1.2	0.9	0.5	-	-
	Beverages	2.7	2.8	3.3	5.1	5.6	3.0	-
	Consumer appliances	0.5	0.5	0.6	0.1	-	-	-
	Consumer goods	0.9	0.9	1.0	0.1	-	-	-
	Crafts and novelties	0.1	0.1	0.1	-	-	-	-
	Diversified industrial	0.6	0.5	0.2	0.1	-	-	-
	Electric utilities	0.1	0.1	*	-	-	-	-
	Equipment services	0.5	0.5	0.4	0.3	0.2	-	-
	Financial services	0.4	0.4	0.5	0.4	0.3	-	-
	Food processing	1.3	1.4	1.5	1.3	0.7	-	-
	General merchandise	0.3	0.3	-	-	-	-	-
	Government services	1.2	1.3	1.4	0.1	0.1	0.1	0.1
	Health care	0.7	0.7	0.8	*	*	-	-
	Home furnishings	0.2	0.2	0.2	-	-	-	-
	Insurance	0.1	0.1	0.1	*	-	-	-
	Machinery	0.2	0.2	0.2	0.1	-	-	-
	Other manufacturing	0.7	0.7	0.6	-	-	-	-
	Packaging	0.8	0.8	0.9	0.7	0.4	-	-
	Paper	0.1	0.1	0.2	0.1	0.1	-	-
	Shoe stores	0.7	0.8	0.9	-	-	-	-
	Telecommunications	0.7	0.7	0.7	0.8	0.7	-	-
	Transportation services	5.1	5.1	5.3	2.2	1.6	-	-
	Other	0.2	0.2	0.1	1.0	1.2	1.5	1.6
	Non-retail industries	19.3%	19.6%	20.2%	13.3%	11.4%	4.6%	1.7%
	Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of December 31, 2014 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	December 31, 2014	(1)	Revenue
Retail	4,172	47,122,600	$180,529		78.5%
Industrial and distribution	82	16,137,500	23,610		10.3
Office	44	3,414,900	15,081		6.5
Manufacturing	14	3,875,200	5,616		2.4
Agriculture	15	184,500	5,267		2.3
Totals	4,327	70,734,700	$230,103		100.0%

(1)                Includes rental revenue for all properties owned by Realty Income at December 31, 2014.  Excludes revenue of $44 from properties owned by Crest and $488 from sold properties that were included in continuing operations.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at December 31, 2014 include the following:

Tenant	Number of Properties	% of Revenue

Walgreens	120	5.4%
FedEx	38	5.1%
Dollar General	502	4.9%
LA Fitness	46	4.6%
Family Dollar	454	4.5%
BJ’s Wholesale Clubs	15	2.8%
AMC Theatres	20	2.7%
Diageo	17	2.6%
Regal Cinemas	23	2.3%
Northern Tier Energy/Super America	134	2.2%
CVS Pharmacy	55	2.1%
Rite Aid	58	1.9%
TBC Corporation	149	1.9%
Circle K	168	1.8%
The Pantry	144	1.6%
Walmart/Sam’s Club	19	1.4%
NPC International	202	1.4%
GPM Investments/Fas Mart	136	1.4%
FreedomRoads/Camping World	18	1.2%
Smart & Final	36	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,172 retail properties, included in the 4,327 total properties, owned by Realty Income at December 31, 2014, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	December 31, 2014	(1)	Revenue
Tenants Providing Services
Automotive collision services	37	$1,940		1.1%
Automotive service	228	4,064		2.2
Child care	213	5,041		2.8
Education	15	827		0.5
Entertainment	10	1,191		0.7
Equipment services	2	150		0.1
Financial services	119	3,256		1.8
Health and fitness	78	16,007		8.9
Health care	27	1,098		0.6
Theaters	45	12,127		6.7
Transportation services	1	206		0.1
Other	7	66		0.0
	782	45,973		25.5
Tenants Selling Goods and Services
Automotive parts (with installation)	58	1,375		0.8
Automotive tire services	185	7,025		3.9
Convenience stores	773	22,375		12.4
Motor vehicle dealerships	19	3,473		1.9
Pet supplies and services	15	731		0.4
Restaurants - casual dining	307	8,913		4.9
Restaurants - quick service	409	8,853		4.9
	1,766	52,745		29.2
Tenants Selling Goods
Apparel stores	28	4,967		2.8
Automotive parts	76	1,938		1.1
Book stores	1	104		*
Consumer electronics	7	696		0.4
Crafts and novelties	11	1,159		0.6
Dollar stores	957	21,910		12.1
Drug stores	226	20,491		11.4
General merchandise	65	3,129		1.7
Grocery stores	70	7,098		3.9
Home furnishings	59	1,700		0.9
Home improvement	45	4,234		2.4
Jewelry	4	175		0.1
Office supplies	10	841		0.5
Shoe stores	2	182		0.1
Sporting goods	31	3,846		2.1
Wholesale clubs	32	9,341		5.2
	1,624	81,811		45.3
Total Retail Properties	4,172	$180,529		100.0%

* Less than 0.1%

(1)

Includes rental revenue for all retail properties owned by Realty Income at December 31, 2014.  Excludes revenue of $49,574 from non-retail properties, $44 from properties owned by Crest and $488 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,238 net leased, single-tenant properties as of December 31, 2014 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Dec 31,		Rental	of Leases	Dec 31,	Rental	of Leases	Dec 31,	Rental
Year	Retail	Non-Retail	Sq. Feet	2014	(2)	Revenue	Expiring	2014	Revenue	Expiring	2014	Revenue

2015	142	-	784,600	$3,058		1.4%	68	$1,554	0.7%	74	$1,504	0.7%
2016	203	1	1,236,800	4,719		2.1	121	2,823	1.3	83	1,896	0.8
2017	207	1	2,160,200	6,667		2.9	49	2,954	1.3	159	3,713	1.6
2018	286	10	4,024,800	11,913		5.3	169	8,347	3.7	127	3,566	1.6
2019	238	11	3,934,400	13,429		5.9	169	11,242	4.9	80	2,187	1.0
2020	133	12	3,818,800	10,473		4.6	105	9,256	4.1	40	1,217	0.5
2021	186	13	5,493,600	14,486		6.4	188	13,907	6.1	11	579	0.3
2022	225	18	7,441,700	15,136		6.7	221	14,480	6.4	22	656	0.3
2023	352	20	6,475,800	21,741		9.6	359	21,073	9.3	13	668	0.3
2024	179	10	3,280,000	9,552		4.2	184	9,390	4.1	5	162	0.1
2025	311	10	4,256,100	17,994		7.9	300	17,393	7.6	21	601	0.3
2026	234	4	3,214,500	12,354		5.4	234	12,252	5.4	4	102	*
2027	467	3	5,238,400	18,820		8.3	468	18,781	8.3	2	39	*
2028	284	5	6,037,700	16,178		7.1	287	16,122	7.1	2	56	*
2029	320	3	4,973,500	12,961		5.7	317	12,789	5.6	6	172	0.1
2030 - 2043	317	33	6,795,400	37,525		16.5	347	37,493	16.5	3	32	*
Totals	4,084	154	69,166,300	$227,006		100.0%	3,586	$209,856	92.4%	652	$17,150	7.6%

*             Less than 0.1%

(1)          Excludes 19 multi-tenant properties and 70 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Excludes revenue of $3,097 from 19 multi-tenant properties and from 70 vacant properties at December 31, 2014, $488 from sold properties included in continuing operations and $44 from properties owned by Crest.

(3)          Represents leases to the initial tenant of the property that are expiring for the first time.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of December 31, 2014 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	December 31, 2014	(1)	Revenue
Alabama	128	98%	1,039,500	$3,485		1.5%
Alaska	3	100	275,900	503		0.2
Arizona	113	96	1,577,700	6,212		2.7
Arkansas	53	98	782,600	1,660		0.7
California	164	100	5,221,500	24,029		10.4
Colorado	72	97	1,045,400	3,929		1.7
Connecticut	25	96	536,900	2,564		1.1
Delaware	17	100	78,300	632		0.3
Florida	321	99	3,331,400	13,522		5.9
Georgia	237	98	3,362,200	10,085		4.4
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	457		0.2
Illinois	163	99	4,590,800	12,933		5.6
Indiana	133	100	1,332,700	5,491		2.4
Iowa	35	94	2,751,700	3,400		1.5
Kansas	84	99	1,467,400	3,181		1.4
Kentucky	57	96	925,900	3,166		1.4
Louisiana	89	99	1,011,200	2,940		1.3
Maine	10	100	145,300	894		0.4
Maryland	34	100	791,100	4,404		1.9
Massachusetts	81	98	751,100	3,486		1.5
Michigan	114	98	1,118,000	3,673		1.6
Minnesota	155	100	1,209,600	7,421		3.2
Mississippi	122	98	1,566,100	3,882		1.7
Missouri	137	97	2,776,000	8,177		3.5
Montana	1	100	5,400	13		*
Nebraska	31	100	708,700	1,758		0.8
Nevada	22	95	413,000	1,289		0.6
New Hampshire	20	100	320,100	1,511		0.7
New Jersey	67	99	577,300	3,604		1.6
New Mexico	31	100	302,500	897		0.4
New York	86	98	2,198,700	10,938		4.7
North Carolina	148	99	1,524,600	5,711		2.5
North Dakota	7	100	66,000	118		*
Ohio	216	98	5,179,600	12,327		5.4
Oklahoma	123	99	1,450,600	3,660		1.6
Oregon	25	100	525,400	1,957		0.9
Pennsylvania	147	99	1,792,400	7,235		3.1
Rhode Island	4	100	157,200	808		0.3
South Carolina	132	99	970,100	4,413		1.9
South Dakota	11	100	133,500	244		0.1
Tennessee	197	96	2,584,600	6,423		2.8
Texas	439	98	8,136,900	22,309		9.7
Utah	15	100	760,000	1,398		0.6
Vermont	5	100	98,000	480		0.2
Virginia	141	99	2,872,700	7,139		3.1
Washington	38	97	415,300	1,768		0.8
West Virginia	12	100	261,200	984		0.4
Wisconsin	43	98	1,456,200	2,781		1.2
Wyoming	3	100	21,100	63		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,327	98%	70,734,700	$230,103		100.0%

*		Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at December 31, 2014.  Excludes revenue of $44 from properties owned by Crest and $488 from sold properties that were included in continuing operations.

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

We face competition in the acquisition and operation of property. We expect competition from:

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

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties.  Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements, or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases or we may elect not to pursue claims against the tenant for terminated leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full, or at all. Moreover, in the case of tenant’s leases that are not terminated as a result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.  Any of these events could adversely affect cash from operations and our ability to make distributions to stockholders and service indebtedness.

Seventy of our properties were available for lease or sale at December 31, 2014, all of which were single-tenant properties. At December 31, 2014, thirty-nine of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2014, each of our tenants accounted for less than 10% of our rental revenue.

Individually, each of the industries in our property portfolio accounted for less than 10% of our rental revenue for 2014. Nevertheless, downturns in these industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common and preferred stock.

In addition, some of our properties are leased to tenants that may have more limited financial and other resources, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national, or international economy.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States and properties leased to tenants engaged in non-retail businesses. For example, our acquisition of ARCT included tenants in the aerospace, freight, governmental services, healthcare, home maintenance, manufacturing, pharmacy, retail banking, technology, and telecommunications businesses, some of which are non-retail businesses and none of which was in an industry segment that was within our property portfolio prior to our acquisition of ARCT.  These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of any non-U.S. jurisdiction.

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

There may be environmental conditions associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities and operators that use chemicals and other waste products. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to lease or sell that property and we may incur substantial remediation costs or third party liability claims. Although our leases generally require our tenants to operate in compliance with all applicable federal, state, and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition, or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and we may acquire other buildings with asbestos in the future. Environmental laws govern the presence, maintenance, and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is possible that our insurance could be insufficient to address any particular environmental situation and/or that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our tenants are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of tenants’ activities on the properties. For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally are required to meet applicable state financial assurance obligations, including maintaining certain minimum net worth requirements, obtaining environmental insurance, or relying upon the state trust funds where available in the states where these properties are located to reimburse responsible parties for costs of environmental remediation.  However, it is possible that one or more of our tenants could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations, and thus we may still be obligated to pay for any such environmental liabilities.

Compliance.  We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability, or claim relating to hazardous substances, toxic substances, or petroleum products in connection with any of our properties. In addition, we believe we are in compliance in all material respects with all present federal, state, and local laws relating to ACMs. Nevertheless, if environmental contamination should exist, we could be subject to liability, including strict liability, by virtue of our ownership interest.

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

In the future, it is possible that legislation, new regulations, administrative interpretations, or court decisions will change the tax laws with respect to qualification as a REIT, or the federal income tax consequences of such qualification.

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

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state, and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. In addition, our taxable REIT subsidiaries, including Crest, are subject to federal and state taxes at the applicable tax rates on their income and property.  Any failure to comply with legal and regulatory tax obligations could adversely affect our ability to conduct business and could adversely affect the market price of our capital stock and the value of our debt securities.

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

Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to stock incentive plans. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by our Board of Directors). Accordingly, our Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

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

We intend to incur additional indebtedness in the future, including borrowings under our $1.5 billion acquisition credit facility. At December 31, 2014, we had $223.0 million of outstanding borrowings under our acquisition credit facility, a total of $3.8 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance discounts of $14.6 million), $70 million of borrowings outstanding under a senior unsecured term loan and approximately $836.0 million of outstanding mortgage debt (excluding net premiums totaling $16.6 million on these mortgages). To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rates on our acquisition credit facility, our term loan and some of our mortgage debt are variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis, we also face the risk that one or more of the participants in our acquisition credit facility may not be able to lend us money.

In addition, our acquisition credit facility, term loan facility, and mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions on our common stock and preferred stock.  In particular, our acquisition credit facility provides that, if an event of default (as defined in the credit facility) exists, neither we nor any of our subsidiaries may make any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the shareholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

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

Our indebtedness could also have other important consequences to holders of our common and preferred stock and debt securities, including:

•                  Increasing our vulnerability to general adverse economic and industry conditions;

•                  Limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

•                  Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•                  Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•                  Putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a loan agreement or other debt instrument, the lenders will generally have the right to demand immediate repayment of the principal of and interest on their loan and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral.

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

The market value of our capital stock and debt securities will depend on many factors, which may change from time to time and may be outside of our control, including:

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

•                  Changes in legal and regulatory taxation obligations;

•                  Litigation and regulatory proceedings;

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

Real estate ownership is subject to particular conditions that may have a negative impact on our revenue.

We are subject to all of the inherent risks associated with the ownership of real estate.  In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur, and distributions on our capital stock. Additional real estate ownership risks include:

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

Real estate property investments are illiquid; therefore, the company may not be able to dispose of properties when desired or on favorable terms.

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

We are engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our tenants are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our tenants are generally required to maintain general liability coverage depending on the tenant and the industry in which the tenant operates.

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

In addition, although we obtain title insurance policies of our properties to protect us and our properties against unknown title defects (such as claims of ownership, liens or other encumbrances), there may be certain title defects that our title insurance will not cover. If a material title defect related to any of our properties is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property, cause a financial misstatement or lead to reputational damage to the company.

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

Litigation risks could affect our business.

From time to time, we are involved in legal proceedings, lawsuits, and other claims. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.

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

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that events like these will not occur or have a direct impact on our tenants, our business or the United States generally.

If events like these were to occur, they could materially interrupt our business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information. Although we have taken steps to protect the security of the data maintained in our information systems, our security measures may not be able to prevent the systems’ improper functioning, or the theft of intellectual property, personal information, or personal property, such as in the event of cyber-attacks. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, result in theft of company assets, damage our reputation, subject us to liability claims and could adversely affect our business, financial condition and results of operations.

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

Inherent limitations of internal controls over financial statements and safeguarding of assets may adversely impact our financial condition and results of operations.

Our internal controls over financial reporting and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets. Any failure of these internal controls could result in decreased investor confidence in the accuracy and completeness of our financial reports, civil litigation or investigations by the NYSE, the SEC or other regulatory authorities, which may adversely impact our financial condition and results of operations.

Changes in accounting standards may adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board, or FASB, in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared (1)

2014
First Quarter	$45.11	$37.01	$0.5468126
Second Quarter	44.98	40.21	0.5477501
Third Quarter	45.83	40.56	0.5486876
Fourth Quarter	49.65	40.71	0.5496251

Total			$2.1928754

2013
First Quarter	$46.63	$40.51	$0.5430626
Second Quarter	55.48	39.84	0.5440001
Third Quarter	46.01	38.41	0.5449376
Fourth Quarter	43.20	36.58	0.5458751

Total			$2.1778754

(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2014, a distribution of $0.1834167 per common share had been declared and was paid in January 2015.

B.  There were 9,786 registered holders of record of our common stock as of December 31, 2014. We estimate that our total number of shareholders is over 345,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2014, 16,780 shares of stock, at a price of $47.71, and 45,130 shares of stock, at a price of $42.17, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation.

Item 6:                              Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

(dollars in thousands, except for per share data)

As of or for the years ended December 31,	2014	2013	2012	2011	2010
Total assets (book value)	$11,012,622	$9,924,441	$5,429,348	$4,404,492	$3,531,269
Cash and cash equivalents	3,852	10,257	5,248	4,165	17,607
Total debt	4,930,947	4,166,840	2,869,853	2,040,284	1,595,679
Total liabilities	5,371,523	4,503,083	3,016,554	2,149,638	1,684,304
Total equity	5,641,099	5,421,358	2,412,794	2,254,854	1,846,965
Net cash provided by operating activities	627,692	518,906	326,469	298,952	243,368
Net change in cash and cash equivalents	(6,405)	5,009	1,083	(13,442)	7,581
Total revenue	933,505	780,209	484,581	413,544	335,121
Income from continuing operations	269,140	180,613	141,895	140,659	112,326
Income from discontinued operations	2,800	65,670	17,257	16,373	18,458
Net income	271,940	246,283	159,152	157,032	130,784
Preferred stock dividends	(37,062)	(41,930)	(40,918)	(24,253)	(24,253)
Excess of redemption value over carrying value
of preferred shares redeemed	(6,015)	-	(3,696)	-	-
Net income available to common stockholders	227,558	203,634	114,538	132,779	106,531
Cash distributions paid to common stockholders	479,256	409,222	236,348	219,297	182,500
Basic and diluted net income per common share	1.04	1.06	0.86	1.05	1.01
Cash distributions paid per common share	2.191625	2.147459	1.771625	1.736625	1.721625
Cash distributions declared per common share	2.192875	2.177875	1.777875	1.737875	1.722875
Basic weighted average number of common
shares outstanding	218,390,885	191,754,857	132,817,472	126,142,696	105,869,637
Diluted weighted average number of common
shares outstanding	218,767,885	191,781,622	132,884,933	126,189,399	105,942,721

Item 7:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is a publicly traded real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations.  Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 46 years, Realty Income and its predecessors have been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

Realty Income (NYSE: O) was founded in 1969, and in 1994 was listed on the NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase earnings and distributions to stockholders through both active portfolio management and the acquisition of additional properties.

At December 31, 2014, we owned a diversified portfolio:

•                  Of 4,327 properties;

•                  With an occupancy rate of 98.4%, or 4,257 properties leased and 70 properties available for lease;

•                  Leased to 234 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 70.7 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,350 square feet, including approximately 11,290 square feet per retail property.

Of the 4,327 properties in the portfolio, 4,308, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2014, of the 4,308 single-tenant properties, 4,238 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.2 years.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2014, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $4.93 billion, or approximately 30.6% of our total market capitalization of $16.11 billion.

We define our total market capitalization at December 31, 2014 as the sum of:

•                  Shares of our common stock outstanding of 224,881,192, plus total common units of 816,568, multiplied by the last reported sales price of our common stock on the NYSE of $47.71 per share on December 31, 2014, or $10.77 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $223.0 million on our credit facility;

•                  Outstanding mortgages payable of $836.0 million, excluding net mortgage premiums of $16.6 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $14.6 million.

Mortgage Debt

As of December 31, 2014, we had $836.0 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2014, we had net premiums totaling $16.6 million on these mortgages.

We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During 2014, we made $85.2 million of principal payments, including the repayment of six mortgages in full for $77.8 million.

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

At December 31, 2014, we had a borrowing capacity of $1.28 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $223.0 million.  The interest rate on borrowings outstanding under our credit facility, at December 31, 2014, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2014, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

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

Notes Outstanding

As of December 31, 2014, we had $3.8 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $14.6 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.4 million from this offering was used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from this offering were used to repay a portion of the outstanding borrowings under our acquisition credit facility.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2014, we had cash and cash equivalents totaling $3.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2014

During 2014, we invested $1.4 billion in 506 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 7.1%. The 506 new properties and properties under development or expansion are located in 42 states, will contain approximately 9.8 million leasable square feet, and are 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 32 industries and the property types consist of 85.7% retail, 6.6% industrial and distribution, 6.4% office, and 1.3% manufacturing, based on rental revenue.  None of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.4 billion we invested during 2014, $81.9 million was invested in 40 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2014, we had 70 properties available for lease out of 4,327 properties in our portfolio, which represents a 98.4% occupancy rate.  Since December 31, 2013, when we reported 70 properties available for lease out of 3,896 and a 98.2% occupancy rate, we:

•                  Had 220 lease expirations;

•                  Re-leased 203 properties; and

•                  Sold 17 vacant properties.

Of the 203 properties re-leased during 2014, 173 properties were re-leased to existing tenants, nine were re-leased to new tenants without vacancy, and 21 were re-leased to new tenants after a period of vacancy.  The annual rent on these 203 leases was $33.9 million, as compared to the previous rent on these same properties of $34.2 million.

At December 31, 2014, our average annualized rental revenue was approximately $13.07 per square foot on the 4,257 leased properties in our portfolio.  At December 31, 2014, we classified eight properties with a carrying amount of $14.8 million as held for sale on our balance sheet. The disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In 2014, we capitalized costs of $6.0 million on existing properties in our portfolio, consisting of $821,000 for re-leasing costs and $5.2 million for building and tenant improvements.  In 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.

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

Increases in Monthly Dividends to Common Stockholders

We have continued our 46-year policy of paying monthly dividends.  In addition, we increased the dividend four times during 2014, and two times during 2015.  As of February 2015, we have paid 69 consecutive quarterly dividend increases and increased the dividend 79 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2014 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2013	Jan 2014	$ 0.1821667	$ 0.0003125
2nd increase	Mar 2014	Apr 2014	0.1824792	0.0003125
3rd increase	Jun 2014	Jul 2014	0.1827917	0.0003125
4th increase	Sep 2014	Oct 2014	0.1831042	0.0003125

2015 Dividend increases
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.189	0.0055833

The dividends paid per share during 2014 as compared to 2013 increased 2.1%.  The 2014 dividends paid per share totaled $2.1916254 as compared to $2.1474587 in 2013, an increase of $0.0441667.

The monthly dividend of $0.189 per share represents a current annualized dividend of $2.268 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $54.31 on January 31, 2015. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2014, we issued 3,527,166 shares and raised approximately $158.5 million under the DRSPP.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook to our senior notes, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of December 31, 2014, sorted by maturity date (dollars in millions):

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
$3,785

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at December 31, 2014. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2014 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	≤ 60% of adjusted assets	43.8%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	7.6%
Debt service coverage (trailing 12 months)(1)	≥ 1.5 x	3.8x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	236.7%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on January 1, 2014, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2014, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at December 31, 2014 (in thousands, for trailing twelve months):

Net income attributable to the Company	$270,634
Plus: interest expense	208,145
Plus: provision for taxes	2,956
Plus: depreciation and amortization	374,662
Plus: provisions for impairment	4,637
Plus: pro forma adjustments	30,718
Less: gain on sales of real estate	(42,087)
Income available for debt service, as defined	$849,665
Total pro forma debt service charge	$225,873
Debt service coverage ratio	3.8

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at December 31, 2014 (in thousands, for trailing twelve months):

Income available for debt service, as defined	$849,665
Pro forma debt service charge plus preferred stock dividends	$252,952
Fixed charge coverage ratio	3.4

Table of Obligations

The following table summarizes the maturity of each of our obligations as of December 31, 2014 (dollars in millions):

						Ground	Ground
						Leases	Leases
		Notes				Paid by	Paid by
Year of	Credit	and	Term	Mortgages		Realty	Our
Maturity	Facility(1)	Bonds(2)	Loan	Payable(3)	Interest(4)	Income(5)	Tenants(6)	Other(7)	Totals
2015	$-	$150.0	$-	$119.7	$223.3	$1.0	$12.7	$34.3	$541.0
2016	-	275.0	-	248.4	198.6	1.0	12.7	-	735.7
2017	223.0	175.0	-	142.5	174.6	1.0	12.8	-	728.9
2018	-	350.0	70.0	15.1	155.4	1.0	12.8	-	604.3
2019	-	550.0	-	26.0	140.2	0.9	12.7	-	729.8
Thereafter	-	2,300.0	-	284.3	567.8	8.4	131.9	-	3,292.4
Totals	$223.0	$3,800.0	$70.0	$836.0	$1,459.9	$13.3	$195.6	$34.3	$6,632.1

(1)	The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension, which has been assumed to occur in the table above.
(2)	Excludes non-cash original issuance discounts recorded on the notes payable. The unamortized balance of the original issuance discounts at December 31, 2014, is $14.6 million.
(3)	Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums at December 31, 2014, is $16.6 million.
(4)	Interest on the term loan, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2014 through their respective maturity dates.
(5)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(6)

Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7)	“Other” consists of $33.6 million of commitments under construction contracts and $735,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8,800,000 shares of Class E preferred stock at a price of $25.00 per share. Since December 2011, the shares of Class E preferred stock were redeemable at our option, for $25.00 per share. In October 2014, we redeemed all of the 8,800,000 shares of our Class E preferred stock for $25.00 per share, plus accrued dividends. We incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

In February 2012, we issued 14.95 million shares of our Class F preferred stock at $25.00 per share. In April 2012, we issued an additional 1.4 million shares of Class F preferred stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of our Class F preferred stock are paid monthly in arrears. We are current on our obligations to pay dividends on our Class F preferred stock.

As part of our acquisition of ARCT in January 2013, we issued 6,750 partnership units, with a carrying value of $6.75 million. Payments on these preferred units are made monthly in arrears at rate of 2% per annum, or $135,000, and are included in interest expense. In January 2015, we redeemed all 6,750 Tau Operating Partnership preferred units for $1,000 per unit, plus accrued and unpaid dividends.

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

The following is a comparison of our results of operations for the years ended December 31, 2014, 2013 and 2012.

Rental Revenue

Rental revenue was $893.5 million for 2014 versus $748.2 million for 2013, an increase of $145.3 million, or 19.4%. Rental revenue was $467.0 million in 2012. The increase in rental revenue in 2014 compared to 2013 is primarily attributable to:

•                  The 479 properties (9.3 million square feet) acquired by Realty Income in 2014, which generated $66.0 million of rent in 2014;

•                  The 957 properties (25.0 million square feet) acquired by Realty Income in 2013, which generated $284.9 million of rent in 2014 compared to $213.1 million in 2013, an increase of $71.8 million;

•                  Same store rents generated on 2,728 properties (33.7 million square feet) during the entire years of 2014 and 2013, increased by $7.7 million, or 1.5%, to $513.4 million from $505.7 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.4 million in 2014 as compared to 2013;

•                  A net decrease of $1.7 million relating to properties sold in 2014 that were not previously classified as held for sale as of December 31, 2013; and

•                  A net decrease of $193,000 relating to the aggregate of (i) rental revenue from properties (154 properties comprising 1.4 million square feet) that were available for lease during part of 2014 or 2013, (ii) rental revenue for nine properties under development, and (iii) lease termination settlements which, in aggregate, totaled $17.0 million in 2014 compared to $17.2 million in 2013.

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

Of the 4,327 properties in the portfolio at December 31, 2014, 4,308, or 99.6%, are single-tenant properties and the remaining nineteen are multi-tenant properties. Of the 4,308 single-tenant properties, 4,238, or 98.4%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.2 years at December 31, 2014. Of our 4,238 leased single-tenant properties, 3,789 or 89.4% were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $3.6 million in 2014, $2.8 million in 2013, and $1.9 million in 2012 (excluding percentage rent reclassified to discontinued operations of $35,000 in 2014, $104,000 in 2013 and $163,000 in 2012). Percentage rent in 2014 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2015.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2014, our portfolio of 4,327 properties was 98.4% leased with 70 properties available for lease as compared to 98.2% occupancy, or 70 properties available for lease at December 31, 2013. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $37.1 million in 2014, compared to $24.9 million in 2013 and $14.6 million in 2012.  The increase in tenant reimbursements from 2013 to 2014 is primarily due to our 2013 and 2014 acquisitions.  Our tenant reimbursements are equal to our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $2.9 million in 2014, compared to $7.0 million in 2013 and $2.9 million in 2012.

Depreciation and Amortization

Depreciation and amortization was $374.7 million in 2014, compared to $306.8 million in 2013 and $147.5 million in 2012. The increases in depreciation and amortization in 2014 and 2013 were primarily due to the acquisition of properties in 2014 and 2013, which was partially offset by property sales in those same years.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	2014	2013	2012
Interest on our credit facility, term loan, notes, mortgages &
interest rate swaps	$215,830	$182,974	$117,401
Credit facility commitment fees	2,661	1,930	1,684
Amortization of credit facility origination costs and
deferred financing costs	8,219	7,434	5,165
Loss (gain) on interest rate swaps	1,349	(878)	56
Dividend on preferred shares subject to redemption	1,526	-	-
Amortization of net mortgage premiums	(12,891)	(9,481)	(665)
Capital lease obligation	116	-	-
Interest capitalized	(444)	(537)	(498)
Interest expense	$216,366	$181,442	$123,143

Credit facility, term loan, mortgages and notes	2014	2013	2012
Average outstanding balances (dollars in thousands)	$4,628,438	$3,892,089	$2,144,690
Average interest rates	4.62%	4.67%	5.47%

Interest expense was $216.4 million in 2014, compared to $181.4 million in 2013 and $123.1 million in 2012. The increase in interest expense from 2013 to 2014 was primarily due to the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, the June 2014 issuance of our 3.88% senior unsecured notes due July 2024, the September 2014 issuance of our 4.125% senior unsecured notes due October 2026, and an increase in mortgages payable  The increase was partially offset by slightly lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

At December 31, 2014, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.8 billion (excluding unamortized original issuance discounts of $14.6 million) was 4.8%;

•                  Mortgages payable of $836.0 million (excluding net premiums totaling $16.6 million on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $223.0 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages and credit facility borrowings of $4.93 billion was 4.6%.

General and Administrative Expenses

General and administrative expenses decreased by $5.8 million to $51.1 million in 2014, as compared to $56.9 million in 2013. General and administrative expenses were $38.1 million in 2012.  Included in general and administrative expenses are acquisition transaction costs (excluding ARCT merger-related costs) of $453,000 for 2014, $2.1 million for 2013 and $2.4 million for 2012. General and administrative expenses decreased during 2014 primarily due to lower stock compensation costs, including the $3.7 million for accelerated vesting that occurred in July 2013, and lower acquisition transaction costs. In January 2015, we had 125 employees, as compared to 116 employees in January 2014 and 97 employees in January 2013.

Dollars in thousands	2014	2013	2012
General and administrative expenses	$51,085	$56,881	$38,123
Total revenue, including discontinued operations(1)	896,499	761,159	484,860
General and administrative expenses as a
percentage of total revenue	5.7%	7.5%	7.9%

(1)   Excludes all tenant reimbursements revenue, as well as gain on sales and Crest revenue included in discontinued operations.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2014, 70 properties were available for lease, as compared to 70 at December 31, 2013 and 84 at December 31, 2012.

Property expenses were $53.9 million (including $37.1 million reimbursable) in 2014, $38.9 million (including $24.9 million reimbursable) in 2013 and $21.3 million (including $14.6 million reimbursable) in 2012. The increase in property expenses in 2014 is primarily attributable to the increased portfolio size, which contributed to higher maintenance and utilities, property taxes, ground rent expenses, legal costs, and bad debt expense, along with higher contractually obligated reimbursements primarily due to our 2013 and 2014 acquisitions, partially offset by lower insurance costs.

Income Taxes

Income taxes were $3.5 million in 2014, as compared to $2.4 million in 2013 and $1.1 million in 2012. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.  The increase for 2014 is primarily related to higher city and state income and franchise taxes paid by Realty Income and its subsidiaries, primarily related to increased portfolio size.

Provisions for Impairment

In 2014, Realty Income recorded total provisions for impairment of $4.6 million on nine sold properties and three properties classified as held for sale.  Provisions for impairment of $4.1 million are included in income from continuing operations on eight sold properties and three properties classified as held for sale. These properties were not previously classified as held for sale in our financial statements issued prior to the date of adoption of the new accounting requirements regarding discontinued operations; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.  A provision for impairment of $510,000 is included in income from discontinued operations on one sold property that was classified as held for sale as of December 31, 2013.

In 2013, Realty Income recorded total provisions for impairment of $3.0 million.  Realty Income recorded provisions for impairment of $2.7 million on seven sold properties.  Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property that was not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income.

In 2013, Crest also recorded a provision for impairment of $308,000 on one sold property, which is included in income from discontinued operations.

In 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Realty Income recorded provisions for impairment of $1.5 million on six sold properties.  Except for a provisions for impairment of $3.6 million that was recorded in income from continuing operations on four properties that were not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $13.0 million in 2013 and $7.9 million in 2012.  On a diluted per common share basis, these expenses represented $0.07 for 2013 and $0.06 for 2012.  No merger-related costs were incurred in 2014.

Gain on Sales of Real Estate

During 2014, we sold 46 investment properties for $107.2 million, which resulted in a gain of $42.1 million.  Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the year have been reclassified as discontinued operations.

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

Crest sold one property for $820,000 and one property for $597,000 during 2014 and 2013, respectively.  Neither of these sales resulted in a gain. The results of operations for these properties have been reclassified as discontinued operations.  During 2012, Crest did not sell any properties.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At December 31, 2014, we classified real estate with a carrying amount of $14.8 million as held for sale on our balance sheet. In 2015, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in yet to be identified property sales for all of 2015.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

Operations from eight properties were classified as held for sale at December 31, 2014, and are included in income from continuing operations. The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2014	2013	2012
Gain on sales of real estate	$2,883	$64,743	$9,873
Rental revenue	112	5,475	14,615
Tenant reimbursements	1	146	379
Other revenue	-	419	282
Depreciation and amortization	-	(1,569)	(3,724)
Property expenses (including reimbursable)	(184)	(916)	(2,529)
Provisions for impairment	(510)	(2,738)	(1,500)
Crest’s income (loss) from discontinued operations	498	110	(139)
Income from discontinued operations	$2,800	$65,670	$17,257
Per common share, basic and diluted	$0.01	$0.34	$0.13

Preferred Stock Dividends

Preferred stock dividends totaled $37.1 million in 2014, $41.9 million in 2013 and $40.9 million in 2012.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

In October 2014, we redeemed all 8,800,000 shares of our Class E preferred stock for $25.00 per share, plus accrued dividends. We incurred a non-cash charge of $6.0 million. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2006.

In March 2012, we redeemed all 5,100,000 shares of our 7.375% Monthly Income Class D Preferred Stock, or the Class D preferred stock, for $25.00 per share, plus accrued dividends. We incurred a non-cash charge of $3.7 million. This charge is for the excess of redemption value over the carrying value and represents the Class E preferred stock original issuance cost that was paid in 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders was $227.6 million in 2014, compared to $203.6 million in 2013, an increase of $24.0 million. On a diluted per common share basis, net income was $1.04 in 2014, as compared to $1.06 in 2013, a decrease of $0.02, or 1.9%.  Net income available to common stockholders was $114.5 million in 2012. Net income available to common stockholders for 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006. Net income available to common stockholders for 2013 was impacted by an unusually large gain on property sales, which represents $0.18 on a diluted per common share basis.  Additionally, net income available to common stockholders for 2013 includes $13.0 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2014 were $42.1 million, as compared to gains from the sale of properties of $64.7 million during 2013, and $9.9 million during 2012.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In 2014, our FFO increased by $100.9 million, or 21.8%, to $562.9 million versus $462.0 million in 2013.  On a diluted per common share basis, FFO was $2.58 in 2014, compared to $2.41 in 2013, an increase of $0.17, or 7.1%.  In 2012, FFO was $268.8 million, or $2.02 on a diluted per common share basis.  FFO in 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.  FFO in 2013 and 2012 was normalized to exclude $13.0 million and $7.9 million of merger-related costs, which represents $0.07 and $0.06 on a diluted per common share basis for 2013 and 2012, respectively.  FFO for 2013 includes $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.   All references to FFO for 2013 and 2012 reflect the adjustments for merger-related costs for the acquisition of ARCT.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2014	2013	2012
Net income available to common stockholders	$227,558	$203,634	$114,538
Depreciation and amortization:
Continuing operations	374,661	306,769	147,515
Discontinued operations	-	1,626	3,792
Depreciation of furniture, fixtures and equipment	(482)	(288)	(249)
Provisions for impairment on investment properties:
Continuing operations	4,126	290	3,639
Discontinued operations	510	2,738	1,500
Gain on sale of investment properties:
Continuing operations	(39,205)	-	-
Discontinued operations	(2,883)	(64,743)	(9,873)
Merger-related costs (1)	-	13,013	7,899
FFO adjustments allocable to noncontrolling interests	(1,396)	(1,009)	-
FFO available to common stockholders	$562,889	$462,030	$268,761

FFO per common share, basic and diluted (2)	$2.58	$2.41	$2.02

Distributions paid to common stockholders	$479,256	$409,222	$236,348

FFO in excess of distributions paid to
common stockholders	$83,633	$52,808	$32,413

Weighted average number of common shares used for computation per share:
Basic	218,390,885	191,754,857	132,817,472
Diluted (2)	218,450,863	191,781,622	132,884,933

(1)	FFO for 2013 and 2012 has been normalized to exclude ARCT merger-related costs.
(2)

The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on property sales and extraordinary items.  Our FFO for 2013 and 2012 has also been normalized to exclude ARCT merger-related costs.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In 2014, our AFFO increased by $98.6 million, or 21.3%, to $561.7 million versus $463.1 million in 2013. On a diluted per common share basis, AFFO was $2.57 in 2014, compared to $2.41 in 2013, an increase of $0.16, or 6.6%.  In 2012, AFFO was $274.2 million, or $2.06 on a diluted per common share basis.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2014	2013	2012
Net income available to common stockholders	$227,558	$203,634	$114,538
Cumulative adjustments to calculate FFO (1)	335,331	258,396	154,223
FFO available to common stockholders	562,889	462,030	268,761
Provisions for impairment on Crest properties	-	308	-
Excess of redemption value over carrying value of preferred share redemptions	6,015	-	3,696
Amortization of share-based compensation	11,959	20,785	10,001
Amortization of deferred financing costs (2)	4,804	4,436	2,786
Amortization of net mortgage premiums	(9,208)	(9,481)	(665)
(Gain) loss on early extinguishment of mortgage debt	(3,428)	-	-
(Gain) loss on interest rate swaps	1,349	(878)	56
Capitalized leasing costs and commissions	(821)	(1,280)	(1,619)
Capitalized building improvements	(5,210)	(7,227)	(4,935)
Straight-line rent	(14,872)	(13,742)	(5,674)
Amortization of above and below-market leases	8,024	8,188	1,776
Other adjustments (3)	160	-	-
Total AFFO available to common stockholders	$561,661	$463,139	$274,183

AFFO per common share:
Basic	$2.57	$2.42	$2.06
Diluted (4)	$2.57	$2.41	$2.06

Distributions paid to common stockholders	$479,256	$409,222	$236,348

AFFO in excess of distributions paid to common stockholders	$82,405	$53,917	$37,835

Weighted average number of common shares used for computation per share:
Basic	218,390,885	191,754,857	132,817,472
Diluted (4)	218,450,863	191,781,622	132,884,933

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

(3)                 Includes adjustments allocable to both non-controlling interests and capital lease obligations.

(4)                 The computation of diluted AFFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted AFFO per share in a given period.

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

Of our 4,327 properties in our portfolio, approximately 98.0% or 4,238 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to the Consolidated Financial Statements.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2014. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2015	$245.9	5.39%	$23.8	4.64%
2016	523.2	5.39	0.2	2.51
2017	307.9	5.63	232.6	1.29
2018	364.9	2.14	70.2	1.36
2019	554.2	6.74	21.8	2.01
Thereafter	2,562.4	4.52	21.9	2.37

Totals (1)	$4,558.5	4.82%	$370.5	1.63%

Fair Value (2)	$4,877.7		$366.0

(1)            Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At December 31, 2014, the unamortized balance of net premiums on mortgages payable is $16.6 million, and the unamortized balance of original issuance discounts on notes payable is $14.6 million.

(2)            We base the estimated fair value of the fixed rate senior notes and bonds at December 31, 2014 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2014 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at December 31, 2014.

The table incorporates only those exposures that exist as of December 31, 2014. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five with an outstanding principal balance of $77.5 million at December 31, 2014, have fixed interest rates. All of these variable rate mortgages have arrangements that limit our exposure to interest rate risk. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $223.0 million at December 31, 2014, a 1% change in interest rates would change our interest costs by $2.2 million per year.

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2014 and 2013

C.	Consolidated Statements of Income, Years ended December 31, 2014, 2013 and 2012

D.	Consolidated Statements of Equity, Years ended December 31, 2014, 2013 and 2012

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2014, 2013 and 2012

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2014 and 2013

H.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Realty Income Corporation changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015 expressed an unqualified opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 18, 2015

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

	2014	2013
ASSETS
Real estate, at cost:
Land	$3,046,372	$2,791,147
Buildings and improvements	8,107,199	7,108,328
Total real estate, at cost	11,153,571	9,899,475
Less accumulated depreciation and amortization	(1,386,871)	(1,114,888)
Net real estate held for investment	9,766,700	8,784,587
Real estate held for sale, net	14,840	12,022
Net real estate	9,781,540	8,796,609
Cash and cash equivalents	3,852	10,257
Accounts receivable, net	64,386	39,323
Acquired lease intangible assets, net	1,039,724	935,459
Goodwill	15,470	15,660
Other assets, net	107,650	127,133
Total assets	$11,012,622	$9,924,441

LIABILITIES AND EQUITY
Distributions payable	$43,675	$41,452
Accounts payable and accrued expenses	123,287	102,511
Acquired lease intangible liabilities, net	220,469	148,250
Other liabilities	53,145	44,030
Line of credit payable	223,000	128,000
Term loan	70,000	70,000
Mortgages payable, net	852,575	783,360
Notes payable, net	3,785,372	3,185,480
Total liabilities	5,371,523	4,503,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of December 31, 2014 and 25,150,000 shares issued and outstanding as of December 31, 2013	395,378	609,363
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 224,881,192 shares issued and outstanding as of December 31, 2014 and 207,485,073 shares issued and outstanding at December 31, 2013	6,464,987	5,767,878
Distributions in excess of net income	(1,246,964)	(991,794)
Total stockholders’ equity	5,613,401	5,385,447
Noncontrolling interests	27,698	35,911
Total equity	5,641,099	5,421,358
Total liabilities and equity	$11,012,622	$9,924,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)

	2014	2013	2012
REVENUE
Rental	$893,457	$748,218	$467,020
Tenant reimbursements	37,118	24,944	14,619
Other	2,930	7,047	2,942
Total revenue	933,505	780,209	484,581

EXPENSES
Depreciation and amortization	374,661	306,769	147,515
Interest	216,366	181,442	123,143
General and administrative	51,085	56,881	38,123
Property (including reimbursable)	53,871	38,851	21,306
Income taxes	3,461	2,350	1,061
Provisions for impairment	4,126	290	3,639
Merger-related costs	-	13,013	7,899
Total expenses	703,570	599,596	342,686

Gain on sales of real estate	39,205	-	-

Income from continuing operations	269,140	180,613	141,895

Income from discontinued operations	2,800	65,670	17,257

Net income	271,940	246,283	159,152

Net income attributable to noncontrolling interests	(1,305)	(719)	-

Net income attributable to the Company	270,635	245,564	159,152
Preferred stock dividends	(37,062)	(41,930)	(40,918)
Excess of redemption value over carrying value of preferred shares redeemed	(6,015)	-	(3,696)
Net income available to common stockholders	$227,558	$203,634	$114,538

Amounts available to common stockholders per common share, basic and diluted:
Income from continuing operations	$1.03	$0.72	$0.73
Net income	$1.04	$1.06	$0.86

Weighted average common shares outstanding:
Basic	218,390,885	191,754,857	132,817,472
Diluted	218,767,885	191,781,622	132,884,933

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions	Total
	preferred	common	paid in	paid in	in excess of	stockholders’	Noncontrolling	Total
	stock	stock	capital	capital	net income	equity	interests	equity

Balance, December 31, 2011	13,900,000	133,223,338	$337,790	$2,563,048	$(645,984)	$2,254,854	$-	$2,254,854
Net income	-	-	-	-	159,152	159,152	-	159,152
Distributions paid and payable	-	-	-	-	(278,133)	(278,133)	-	(278,133)
Shares issued in stock offerings, net of offering costs of $13,773	16,350,000	-	395,377	-	-	395,377	-	395,377
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	55,598	-	2,051	-	2,051	-	2,051
Preferred shares redeemed	(5,100,000)	-	(123,804)	-	(3,696)	(127,500)	-	(127,500)
Share-based compensation	-	173,475	-	6,993	-	6,993	-	6,993

Balance, December 31, 2012	25,150,000	133,452,411	609,363	2,572,092	(768,661)	2,412,794	-	2,412,794
Net income	-	-	-	-	245,564	245,564	719	246,283
Distributions paid and payable	-	-	-	-	(468,697)	(468,697)	(1,371)	(470,068)
Shares issued in stock offerings, net of offering costs of $55,359	-	27,025,000	-	1,133,574	-	1,133,574	-	1,133,574
Shares issued in conjunction with acquisition of ARCT, net of our shares owned by ARCT	-	45,364,435	-	1,997,850	-	1,997,850	-	1,997,850
Issuance of preferred and common units	-	-	-	-	-	-	36,563	36,563
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	1,449,139	-	55,244	-	55,244	-	55,244
Share-based compensation	-	194,088	-	9,118	-	9,118	-	9,118

Balance, December 31, 2013	25,150,000	207,485,073	609,363	5,767,878	(991,794)	5,385,447	35,911	5,421,358
Net income	-	-	-	-	270,635	270,635	1,305	271,940
Distributions paid and payable	-	-	-	-	(519,790)	(519,790)	(1,839)	(521,629)
Shares issued in stock offerings, net of offering costs of $22,827	-	13,800,000	-	528,592	-	528,592	-	528,592
Redemption of common units	-	35,000	-	1,032	-	1,032	(1,032)	-
Reallocation of equity	-	-	-	6,647	-	6,647	(6,647)	-
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	3,527,166	-	157,285	-	157,285	-	157,285
Preferred shares redeemed	(8,800,000)	-	(213,985)	-	(6,015)	(220,000)	-	(220,000)
Share-based compensation	-	33,953	-	3,553	-	3,553	-	3,553

Balance, December 31, 2014	16,350,000	224,881,192	$395,378	$6,464,987	$(1,246,964)	$5,613,401	$27,698	$5,641,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271,940	$246,283	$159,152
Adjustments to net income:
Depreciation and amortization	374,661	306,769	147,515
Income from discontinued operations	(2,800)	(65,670)	(17,257)
Amortization of share-based compensation	11,959	20,785	10,001
Non-cash rental adjustments	(6,848)	(5,554)	(4,199)
Amortization of net premiums on mortgages payable	(12,891)	(9,481)	(665)
Amortization of deferred financing costs	8,335	9,364	6,849
Gain on sales of real estate	(39,205)	-	-
Provisions for impairment on real estate	4,126	290	3,639
Cash provided by discontinued operations:
Real estate	427	5,599	12,677
Proceeds from sale of real estate	820	597	-
Change in assets and liabilities, other than from the impact of our acquisition of American Realty Capital Trust, Inc., or ARCT
Accounts receivable and other assets	(4,311)	(2,922)	573
Accounts payable, accrued expenses and other liabilities	21,479	12,846	8,184
Net cash provided by operating activities	627,692	518,906	326,469
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate, net of cash acquired	(1,228,243)	(1,429,483)	(1,015,725)
Improvements to real estate, including leasing costs	(6,032)	(8,507)	(6,554)
Proceeds from sales of real estate:
Continuing operations	88,688	8	23
Discontinued operations	6,918	126,785	50,563
Collection (issuance) of loans receivable	350	(10,656)	(34,876)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(36,540)	(10,158)	(1,805)
Net cash used in investing activities	(1,174,859)	(1,332,011)	(1,008,374)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(479,256)	(409,222)	(236,348)
Cash dividends to preferred stockholders	(38,300)	(41,930)	(39,445)
Borrowings on line of credit	1,672,321	2,624,700	1,074,000
Payments on line of credit	(1,577,321)	(2,654,700)	(1,153,400)
Proceeds from notes and bonds payable issued	598,594	750,000	800,000
Principal payment on notes payable	-	(100,000)	-
Principal payments on mortgages payable	(85,208)	(32,603)	(11,729)
Proceeds from term loan	-	70,000	-
Repayment of ARCT line of credit	-	(317,207)	-
Repayment of ARCT term loan	-	(235,000)	-
Proceeds from common stock offerings, net	528,615	1,133,574	-
Proceeds from preferred stock offerings, net	-	-	395,377
Redemption of preferred stock	(220,000)	-	(127,500)
Distributions to noncontrolling interests	(1,844)	(1,216)	-
Debt issuance costs	(5,505)	(10,666)	(16,979)
Proceeds from dividend reinvestment and stock purchase plan, net	158,462	55,806	2,159
Other items, including shares withheld upon vesting	(9,796)	(13,422)	(3,147)
Net cash provided by financing activities	540,762	818,114	682,988
Net (decrease) increase in cash and cash equivalents	(6,405)	5,009	1,083
Cash and cash equivalents, beginning of period	10,257	5,248	4,165
Cash and cash equivalents, end of period	$3,852	$10,257	$5,248

For supplemental disclosures, see note 16.

        The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

1.         Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2014, we owned 4,327 properties, located in 49 states and Puerto Rico, containing over 70.7 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.                               Summary of Significant Accounting Policies

Federal Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

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

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property. In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, and was deemed to be liquidated for Federal income tax purposes; the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2014, we have built-in gains of $59 million with respect to such properties. We do not expect that we will be required to pay income tax on the built-in gains in these properties. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction after 2014 but before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units, for the period by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation.

	2014	2013	2012
Weighted average shares used for the basic net income per share computation	218,390,885	191,754,857	132,817,472
Incremental shares from share-based compensation	59,978	26,765	67,461
Weighted average partnership common units convertible to common shares that were dilutive	317,022	-	-
Weighted average shares used for diluted net income per share computation	218,767,885	191,781,622	132,884,933
Unvested shares from share-based compensation that were anti-dilutive	51,749	59,629	17,570
Weighted average partnership common units convertible to common shares that were anti-dilutive	523,847	851,568	-

Discontinued Operations. In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) 2014-08, which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment.  The amendments in this ASU changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective, on a prospective basis, for all disposals or classifications as held for sale of components of an entity that occur within interim and annual periods beginning after December 15, 2014; however, we chose to early adopt ASU 2014-08 beginning with the three-month period ended March 31, 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income.  Prior to the date of adoption of ASU 2014-08, we reported, in discontinued operations, the results of operations of properties that had either been disposed of or classified as held for sale in financial statements issued.

Operations from eight properties were classified as held for sale at December 31, 2014, and are included in income from continuing operations.  We do not depreciate properties that are classified as held for sale.

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

No debt was assumed by buyers of our properties, or repaid as a result of our property sales.

The following is a summary of income from discontinued operations on our consolidated statements of income (dollars in thousands):

Income from discontinued operations	2014	2013	2012

Gain on sales of real estate	$2,883	$64,743	$9,873
Rental revenue	112	5,475	14,615
Tenant reimbursements	1	146	379
Other revenue	-	419	282
Depreciation and amortization	-	(1,569)	(3,724)
Property expenses (including reimbursable)	(184)	(916)	(2,529)
Provisions for impairment	(510)	(2,738)	(1,500)
Crest’s income (loss) from discontinued operations	498	110	(139)

Income from discontinued operations	$2,800	$65,670	$17,257

Per common share, basic and diluted	$0.01	$0.34	$0.13

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $765,000 at December 31, 2014 and $498,000 at December 31, 2013.

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $2.9 million in 2014, $7.0 million in 2013 and $2.9 million in 2012.

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

Allocation of the Purchase Price of Real Estate Acquisitions. When acquiring a property for investment purposes, we typically allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the markets where the property is located.  In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available.  Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year.  The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases.

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

In 2014, Realty Income recorded total provisions for impairment of $4.6 million.  Provisions for impairment of $4.1 million are included in income from continuing operations on eight sold properties and three properties classified as held for sale in the following industries: one in the consumer electronics industry, one in the convenience stores industry, one in the home furnishings industry, two in the home improvement industry, and six in the restaurant-casual dining industry. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.  Additionally, a provision for impairment of $510,000 is included in income from discontinued operations on one sold property in the grocery store industry that was classified as held for sale as of December 31, 2013.

In 2013, Realty Income recorded total provisions for impairment of $3.0 million.  Realty Income recorded provisions for impairment of $2.7 million in income from discontinued operations on seven sold properties in the following industries: one in the automotive parts industry, two in the child care industry, one in the grocery store industry, one in the pet supplies and services industry, and two in the restaurant casual dining industry.  Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property in the auto service industry that was not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income.

In 2013, Crest also recorded a provision for impairment of $308,000 on one sold property in the restaurant-casual dining industry, which is included in income from discontinued operations.

In 2012, Realty Income recorded total provisions for impairment of $5.1 million.  Realty Income recorded provisions for impairment of $1.5 million on six sold properties in the following industries: one in the automotive parts industry, one in the automotive tire services industry, one in the automotive service industry, one in the child care industry, one in the convenience stores industry, and one in the home improvement industry.   Except for a provisions for impairment of $3.6 million that was recorded in income from continuing operations on four properties in the restaurant-casual industry that were not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired.  During our tests for impairment of goodwill during the second quarters of 2014, 2013 and 2012, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill during 2014, 2013 or 2012.

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

As consideration for two separate acquisitions during 2013, partnership units of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These common units (discussed in footnote 11) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities, consolidate them in our financial statements, and record the partnership units held by third parties as noncontrolling interests.

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

Reclassifications. Certain of the 2013 and 2012 balances for properties classified as held for sale at December 31, 2013 have been reclassified to continuing operations as a result of changes in classification to held for investment.

Revisions.  We previously reported certain operating activities of our wholly owned taxable REIT subsidiary, Crest Net Lease, Inc., or Crest, as discontinued operations.  We have revised the 2013 amounts to report those activities in continuing operations.  Subsequent to the revision, results of operations for Crest properties that were disposed of or classified as held for sale as of December 31, 2013, continue to be reported in discontinued operations.

3.                                     Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	December 31,	December 31,
(dollars in thousands) at:	2014	2013
Acquired in-place leases	$1,005,244	$843,616
Accumulated amortization of acquired in-place leases	(177,722)	(95,084)
Acquired above-market leases	252,581	207,641
Accumulated amortization of acquired above-market leases	(40,379)	(20,714)
	$1,039,724	$935,459

	December 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2014	2013
Restricted escrow deposits	$36,540	$10,158
Deferred financing costs, net	23,274	21,323
Notes receivable issued in connection with property sales	18,342	19,078
Prepaid expenses	14,137	11,674
Impounds related to mortgages payable	5,789	5,555
Credit facility origination costs, net	4,171	7,146
Corporate assets, net	2,600	1,259
Loans receivable	-	48,844
Other items	2,797	2,096
	$107,650	$127,133

C. Distributions payable consist of the following declared	December 31,	December 31,
distributions (dollars in thousands) at:	2014	2013
Common stock distributions	$41,268	$37,797
Preferred stock dividends	2,257	3,494
Noncontrolling interests distributions	150	161
	$43,675	$41,452

D. Accounts payable and accrued expenses consist of the	December 31,	December 31,
following (dollars in thousands) at:	2014	2013
Notes payable - interest payable	$63,919	$55,616
Accrued costs on properties under development	18,011	14,058
Mortgages payable - interest payable	3,024	2,790
Other items	38,333	30,047
	$123,287	$102,511

E. Acquired lease intangible liabilities, net, consist of the	December 31,	December 31,
following (dollars in thousands) at:	2014	2013
Acquired below-market leases	$243,025	$158,703
Accumulated amortization of acquired below-market leases	(22,556)	(10,453)
	$220,469	$148,250

F. Other liabilities consist of the following	December 31,	December 31,
(dollars in thousands) at:	2014	2013
Rent received in advance	$36,122	$31,144
Preferred units issued upon acquisition of ARCT	6,750	6,750
Security deposits	5,876	6,136
Capital lease obligation	4,397	-
	$53,145	$44,030

4.                                     Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           2014 and 2013 Acquisitions

During 2014, we invested $1.4 billion in 506 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 506 new properties and properties under development or expansion are located in 42 states, will contain approximately 9.8 million leasable square feet, and are 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 32 industries and the property types consist of 85.7% retail, 6.6% industrial and distribution, 6.4% office, and 1.3% manufacturing, based on rental revenue.  None of our investments during 2014 caused any one tenant to be 10% or more of our total assets at December 31, 2014.

The $1.4 billion invested during 2014 was allocated as follows: $295.6 million to land, $984.1 million to buildings and improvements, $209.4 million to intangible assets related to leases, $901,000 to other assets, net, and $87.4 million to intangible liabilities related to leases and other assumed liabilities.  We also recorded mortgage premiums of $604,000 associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2014 generated total revenues of $75.1 million and income from continuing operations of $27.8 million.

The purchase price allocation for $147.1 million of the $1.4 billion invested by us in 2014 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2015. In 2014, we finalized the purchase price allocations for $120.8 million invested in the second half of 2013.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocation adjustments.

In comparison, during 2013, Realty Income invested $1.51 billion in 459 new properties and properties under development or expansion (in addition to our acquisition of American Realty Capital Trust, Inc. or ARCT, which is discussed below), with an initial weighted average contractual lease rate of 7.1%. The 459 properties and properties under development or expansion are located in 40 states, will contain over 9.0 million leasable square feet, and are 100% leased with an average lease term of 14.0 years. The tenants occupying the new properties operated in 23 industries and the property types consisted of 83.8% retail, 9.2% office, 4.9% industrial and distribution, and 2.1% manufacturing, based on rental revenue. These investments are in addition to the $3.2 billion acquisition of ARCT, which added 515 properties to our real estate portfolio during the first quarter of 2013.

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

Our combined total investment in real estate assets, including the ARCT acquisition, during 2013 was $4.67 billion.

The $4.67 billion invested during 2013 was allocated as follows: $805.5 million to land, $3.21 billion to buildings and improvements, $772.7 million to intangible assets related to leases, $13.6 million to other assets, net, and $128.6 million to intangible and assumed liabilities related to leases.  We also recorded mortgage premiums of $28.4 million associated with the mortgages acquired.  There was no contingent consideration associated with these acquisitions.

The properties acquired during 2013 generated total revenues of $225.3 million and income from continuing operations of $44.0 million during 2013.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.4 billion we invested during 2014, $81.9 million was invested in 40 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.  Of the $4.67 billion we invested during 2013, $39.6 million was invested in 21 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.           Acquisition Transaction Costs

Acquisition transaction costs (excluding ARCT merger-related costs) of $453,000 and $2.1 million, respectively, were recorded to general and administrative expense on our consolidated statements of income for 2014 and 2013.

C.           Investments in Existing Properties

During 2014, we capitalized costs of $6.0 million on existing properties in our portfolio, consisting of $821,000 for re-leasing costs and $5.2 million for building and tenant improvements.  During 2013, we capitalized costs of $8.5 million on existing properties in our portfolio, consisting of $1.3 million for re-leasing costs and $7.2 million for building and tenant improvements.

D.           Properties with Existing Leases

Of the $1.4 billion we invested during 2014, approximately $957.4 million was used to acquire 201 properties with existing leases.  In comparison, of the $4.67 billion we invested during 2013, approximately $4.32 billion was used to acquire 799 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.  The values recorded to all of these intangible values for properties acquired during the fourth quarter of 2014 are based on a preliminary measurement of fair value that is subject to change.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for 2014, 2013, and 2012, were $83.6 million, $65.5 million and $15.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2014, 2013 and 2012 were $8.0 million, $8.2 million, and $1.8 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the net increase (decrease) to rental revenue from the amortization of the acquired above-market and below-market lease intangibles and the increase to amortization expense from the amortization of the in-place lease intangibles for properties held for investment at December 31, 2014 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2015	$(6,717)	$85,593
2016	(6,729)	85,221
2017	(6,674)	84,022
2018	(6,414)	81,577
2019	(5,428)	71,519
Thereafter	41,538	418,828

Totals	$9,576	$826,760

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

At December 31, 2014, credit facility origination costs of $4.2 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our current $1.5 billion credit facility.

At December 31, 2014, we had a borrowing capacity of $1.28 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $223.0 million, as compared to an outstanding balance of $128.0 million at December 31, 2013.

The weighted average interest rate on outstanding borrowings under our credit facilities was 1.2% during 2014, 1.3% during 2013, and was 1.6% during 2012. At December 31, 2014, the effective interest rate was 1.2%.  Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations, and at December 31, 2014, we remain in compliance with these covenants.

6.     Mortgages Payable

During 2014, we made $85.2 million in principal payments, including the repayment of six mortgages in full for $77.8 million.  Additionally, during 2014 we assumed mortgages totaling $166.7 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed. Approximately $152.0 million is considered non-recourse with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  The remaining $14.7 million, representing two mortgages, has partial recourse to us in the aggregate amount of $3.2 million; the remaining balance of $11.5 million is non-recourse and includes the same customary exceptions described in the preceding sentence.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During 2014, aggregate net premiums totaling $604,000 were recorded upon assumption of the mortgages for above-market interest rates, as compared to net premiums totaling $28.4 million recorded in 2013. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage, without the prior consent of the lender. At December 31, 2014, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages assumed in 2014, incurred $211,000 of deferred financing costs in 2013, and incurred $1.1 million in 2012.  The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $827,000 at December 31, 2014 and $1.2 million at December 31, 2013, which is being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2014 and 2013, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
12/31/14	241	5.0%	4.0%	3.7	$836,011	$16,564	$852,575
12/31/13	227	5.3%	3.9%	4.3	$754,508	$28,852	$783,360

(1) At December 31, 2014, there were 57 mortgages on the 241 properties, while at December 31, 2013, there were 47 mortgages on the 227 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $74.5 million at December 31, 2014, including net unamortized discounts.  At December 31, 2013, two mortgages totaling $31.1 million, including net unamortized discounts, were at variable interest rates.  All of these variable rate mortgages were acquired with arrangements which limit our exposure to interest rate risk.

(2) Stated interest rates ranged from 2.0% to 6.9% at December 31, 2014, while stated interest rates ranged from 2.5% to 6.9% at December 31, 2013.

(3) Effective interest rates range from 2.2% to 9.0% at December 31, 2014, while effective interest rates ranged from 2.4% to 9.2% at December 31, 2013.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $16.6 million, as of December 31, 2014 (dollars in millions):

Year of
Maturity
2015	$119.7
2016	248.4
2017	142.5
2018	15.1
2019	26.0
Thereafter	284.3
Totals	$836.0

7.                                     Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  As a result of entering into our term loan, we incurred deferred financing costs of $303,000 in 2013, which are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs was $187,000 at December 31, 2014, and $248,000 at December 31, 2013, which are included in other assets, net on our consolidated balance sheets.

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

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2014, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2015	$150
2016	275
2017	175
2018	350
2019	550
Thereafter	2,300
Totals	$3,800

As of December 31, 2014, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 7.2 years.

Interest incurred on all of the notes and bonds was $166.5 million for 2014, $138.9 million for 2013 and $110.4 million for 2012. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2014, we remain in compliance with these covenants.

B.           Note Issuances

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.4 million from this offering were used to repay all outstanding borrowings under our acquisition credit facility, and the remaining proceeds were used for other general corporate purposes and working capital, including additional property acquisitions.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from this offering were used to repay a portion of the outstanding borrowings under our acquisition credit facility.

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

9.                                     Issuance and Redemption of Preferred Stock

A.                                   In 2006, we issued 8,800,000 shares of 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or Class E preferred stock, at a price of $25.00 per share. In October 2014, we redeemed all of the 8,800,000 shares of our Class E preferred stock for $25.00 per share, plus accrued dividends. We incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

B.                                   In February 2012, we issued 14,950,000 shares of our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or Class F preferred stock, at a price of $25.00 per share, including 1,950,000 shares purchased by the underwriters upon the exercise of their overallotment option.  In April 2012, we issued an additional 1,400,000 shares of our Class F preferred stock at a price of $25.2863 per share.  After aggregate underwriting discounts and other offering costs totaling $13.8 million, we received total net proceeds of $395.4 million for the February and April offerings combined, of which $127.5 million was used to redeem all of our outstanding 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock, or Class D preferred stock, and the balance was used to repay a portion of the borrowings under our credit facility.  Beginning February 15, 2017, the shares of Class F preferred stock are redeemable at our option, for $25.00 per share.  The initial dividend of $0.1702257 per share was paid on March 15, 2012 and covered 37 days.  Thereafter, dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.

C.                                   We redeemed all of the 5,100,000 shares of our Class D preferred stock in March 2012 for $25.00 per share, plus accrued dividends.  We incurred a charge of $3.7 million for 2012, representing the Class D preferred stock original issuance costs that we paid in 2004.

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

In October 2013, we issued 9,775,000 shares of common stock, including 1,275,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other estimated offering costs of $18.7 million, the net proceeds of approximately $378.5 million were used to repay a portion of the borrowings under our acquisition credit facility, which were used to fund property acquisitions.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At December 31, 2014, the remaining units represent a 2.1% ownership in Realty Income, L.P.  Realty Income holds the remaining 97.9% interests in this entity, and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2014 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(1,032)	(1,032)
Distributions	(695)	(1,144)	(1,839)
Allocation of net income	273	1,032	1,305
Carrying value at December 31, 2014	$13,067	$14,631	$27,698

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Fair value of units issued during 2013	$13,962	$22,601	$36,563
Distributions	(691)	(680)	(1,371)
Allocation of net income	218	501	719
Carrying value at December 31, 2013	$13,489	$22,422	$35,911

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of December 31, 2014 and 2013.

(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013 and outstanding as of December 31, 2013, and 499,546 units remain outstanding as of December 31, 2014.

During 2014 we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P. noncontrolling interests to be in-line with their equity ownership interest in the entity.

B.                                   The Tau Operating Partnership preferred units were recorded at fair value as of the date of acquisition.  Since they are redeemable at a fixed price on a determinable date, we have classified them in other liabilities on our consolidated balance sheets.  Payments on these preferred units are made monthly at a rate of 2% per annum and are included in interest expense.  As of December 31, 2014 and 2013, the preferred units have a carrying value of $6.75 million.

12.                              Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2014	2013	2012

January	$0.1821667	$0.1517500	$0.1455000
February	0.1821667	0.1809167	0.1455000
March	0.1821667	0.1809167	0.1455000
April	0.1824792	0.1812292	0.1458125
May	0.1824792	0.1812292	0.1458125
June	0.1824792	0.1812292	0.1458125
July	0.1827917	0.1815417	0.1461250
August	0.1827917	0.1815417	0.1461250
September	0.1827917	0.1815417	0.1511250
October	0.1831042	0.1818542	0.1514375
November	0.1831042	0.1818542	0.1514375
December	0.1831042	0.1818542	0.1514375

Total	$2.1916254	$2.1474587	$1.7716250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2014	2013	2012
Ordinary income	$1.6483522	$1.3153791	$1.3367481
Nontaxable distributions	0.5432732	0.8320796	0.4348769
Totals	$2.1916254	$2.1474587	$1.7716250

At December 31, 2014, a distribution of $0.1834167 per common share was payable and was paid in January 2015.  At December 31, 2013, a distribution of $0.1821667 per common share was payable and was paid in January 2014.

B.                                   Class D Preferred Stock

Prior to the redemption of the Class D preferred stock in March 2012, dividends of $0.1536459 per share were paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $2.0 million in 2012.  For 2012, dividends paid per share in the amount of $0.3841147 were characterized as ordinary income for federal income tax purposes.

C.                                   Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  We paid distributions to holders of our Class E preferred stock totaling $12.7 million in 2014, and $14.9 million in 2013 and 2012. For 2014, dividends paid per share in the amount of $1.4484375 were characterized as ordinary income for federal income tax purposes, while in 2013 and 2012, dividends paid per share in the amount of $1.6875 were characterized as ordinary income for federal income tax purposes.

D.                                   Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  We declared dividends to holders of our Class F preferred stock totaling $27.1 million in 2014 and 2013 and $22.6 million in 2012.  For 2014 and 2013, dividends paid per share of $1.656252 were characterized as ordinary income for federal income tax purposes. In 2012, dividends paid per share of $1.4124147 were characterized as ordinary income for federal income tax purposes.  At December 31, 2014, a monthly dividend of $0.138021 per share was payable and was paid in January 2015.  We are current in our obligations to pay dividends on our Class F preferred stock.

13.                              Operating Leases

A.                                   At December 31, 2014, we owned 4,327 properties in 49 states and Puerto Rico, plus an additional two properties owned by Crest. Of the 4,327 properties, 4,308, or 99.6%, are single-tenant properties, and the remaining 19 are multi-tenant properties. At December 31, 2014, 70 properties were available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $3.6 million for 2014, $2.9 million for 2013 and $2.1 million for 2012, including amounts recorded to discontinued operations of $35,000 in 2014, $104,000 in 2013 and $163,000 in 2012.

At December 31, 2014, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2015	$929,507
2016	917,651
2017	898,584
2018	873,474
2019	817,658
Thereafter	5,376,267
Total	$9,813,141

B.                                   Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2014, 2013 or 2012.

14.                              Gain on Sales of Investment Properties

During 2014, we sold 46 investment properties for $107.2 million, which resulted in a gain of $42.1 million.  Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the year have been reclassified as discontinued operations.

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

Crest sold one property for $820,000 and one property for $597,000 during 2014 and 2013, respectively.  Neither of these sales resulted in a gain. The results of operations for these properties have been reclassified as discontinued operations.  During 2012, Crest did not sell any properties.

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

	Carrying value per	Estimated fair
At December 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.3	$20.1
Mortgages payable assumed in connection with acquisitions	852.6	857.9
Notes and bonds payable, net of unamortized original issuance discounts	3,785.4	4,092.8

	Carrying value per	Estimated fair
At December 31, 2013	balance sheet	value
Notes receivable issued in connection with property sales	$19.1	$21.1
Mortgages payable assumed in connection with acquisitions	783.4	780.0
Notes and bonds payable, net of unamortized original issuance discounts	3,185.5	3,340.7

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

16.        Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $207.3 million in 2014, $166.1 million in 2013, and $112.5 million in 2012.

Interest capitalized to properties under development was $444,000 in 2014, $537,000  in 2013, and $498,000 in 2012.

Cash paid for income taxes was $3.7 million in 2014, $2.1 million in 2013, and $1.0 million in 2012.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     See “Provisions for Impairment” in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

B.     See note 9 for a discussion of the excess of redemption value over carrying value of preferred shares subject to redemption charges recorded by Realty Income during 2014 and 2012.

C.     During 2014, we assumed mortgages payable to third-party lenders of $166.7 million, recorded $604,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions. During 2013, we assumed mortgages payable (excluding the mortgages payable discussed in items D and E) of $81.3 million to third-party lenders and recorded $6.1 million of net premiums related to property acquisitions.

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

F.      During 2014, we applied $48.9 million of loans receivable to the purchase price of five acquired properties.

G.    During 2014, we acquired real estate for $11.6 million via exchanges of our properties.  During 2013, we acquired real estate for $7.4 million via exchanges of our properties.

H.     During 2013, we recorded receivables of $1.9 million for the taking of two investment properties as a result of an eminent domain action.  The remaining balance of $1.1 million on these receivables is included in other assets, net, on our consolidated balance sheet at December 31, 2014.

I.           Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.0 million, $5.5 million and $3.8 million at December 31, 2014, 2013 and 2012, respectively.

17.        Employee Benefit Plan

We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 60% of their compensation, subject to limits under the Code. We match 50% of each of our employee’s salary deferrals up to the first 6% of the employee’s eligible compensation. Our aggregate matching contributions each year have been immaterial to our results of operations.

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $12.0 million during 2014, $20.8 million during 2013, and $10.0 million during 2012.

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan and the previous 2003 Plan. Our common stock grants vest over periods ranging from immediately to five years.

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	shares	price(1)	shares	price(1)	shares	price(1)
Outstanding nonvested
shares, beginning of year	722,263	$23.37	895,550	$19.94	925,526	$20.21
Shares granted	262,655	$39.87	484,060	$41.13	261,811	$35.06
Shares vested	(440,348)	$36.88	(654,650)	$30.91	(290,877)	$27.47
Shares forfeited	(17,394)	$39.07	(2,697)	$37.30	(910)	$31.67
Outstanding nonvested
shares, end of each period	527,176	$29.02	722,263	$23.37	895,550	$19.94

(1) Grant date fair value.

During 2014, we issued 262,655 shares of common stock under the 2012 Plan. These 262,655 shares vest over the following service periods: 34,896 vested immediately, 8,000 vest over a service period of two years, 8,000 vest over a service period of three years, 30,535 shares vest over a service period of four years, and 181,224 vest over a service period of five years.  Additionally, during 2013, 51,454 shares of performance-based common stock was granted, of which 12,864 shares vested at the end of both 2013 and 2014 based on the achievement of certain performance metrics, and of which 12,864 may vest at the end of 2015 and 2016, if certain performance metrics are reached.

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

For shares granted prior to December 2014, the typical vesting schedule for shares granted to employees was as follows:

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

As of December 31, 2014, the remaining unamortized share-based compensation expense totaled $15.2 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 and 2003 Plans, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in 2014, 2013 or 2012.

As of December 31, 2014 and 2013, there were no remaining common stock options outstanding for any of the periods presented.

B.    Performance Shares

During 2014, we granted performance share awards, as well as dividend equivalent rights.  Eighty percent (80%) of the total award value is market-based and subject to two Total Shareholder Return (“TSR”) market measures:  60% relative to the MSCI US REIT Index and 20% relative to the NAREIT Freestanding Index.  The remaining 20% is performance-based, and will vest based on our debt-to-EBITDA ratio achieved during the performance period.  The number of performance shares that vest based on the achievement of the performance goals will vest 50% on January 1, 2017 and 50% on January 1, 2018, subject to continued employment.

During 2014, 71,705 performance shares, with an estimated fair value of $3.0 million and an average grant date fair value of $41.46, were granted to our executive officers.  The performance period for these awards began on January 1, 2014 and will end on December 31, 2016. The fair value of the market-based awards was estimated on the date of grant using a Monte Carlo Simulation model.

As of December 31, 2014, the remaining share-based compensation expense related to the performance shares totaled $1.9 million.  The portion related to the market-based awards is being recognized on a straight-line basis over the service period, and the portion related to the performance-based awards is being recognized on a tranche-by-tranche basis over the service period.

19.        Dividend Reinvestment and Stock Purchase Plan

In March 2011, we established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 6,000,000 common shares to be issued.  During 2014, we issued 3,527,166 shares and raised approximately $158.5 million under the DRSPP.  During 2013, 1,449,139 shares and raised approximately $55.6 million under the DRSPP.  During 2012, we issued 55,598 shares and raised approximately $2.2 million under the DRSPP.  From the inception of the DRSPP through December 31, 2014, we have issued 5,091,508 shares and raised approximately $218.6 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. In 2014, we issued 3,330,556 shares and raised $150.0 million under the waiver approval process.  In 2013, we issued 1,308,490 shares and raised $50.0 million under the waiver approval process.  These shares are included in the total 2014 and 2013 activity noted in the preceding paragraph.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2014 (dollars in thousands):

Assets, as of December 31:	2014	2013
Segment net real estate:
Apparel	$188,387	$114,126
Automotive service	120,383	118,144
Automotive tire services	254,857	258,660
Beverages	302,001	306,278
Child care	54,523	56,599
Convenience stores	752,047	766,472
Dollar stores	1,165,560	825,729
Drug stores	1,036,697	943,401
Financial services	262,095	252,987
Food processing	133,248	138,000
Grocery stores	338,624	280,047
Health and fitness	546,583	493,981
Health care	227,084	228,491
Home improvement	226,577	121,318
Restaurants-casual dining	450,337	473,527
Restaurants-quick service	336,753	312,474
Sporting goods	136,110	94,771
Theaters	375,982	367,830
Transportation services	661,053	623,541
Wholesale club	465,569	455,875
28 other non-reportable segments	1,747,070	1,564,358
Total segment net real estate	9,781,540	8,796,609

Intangible assets:
Apparel	52,680	37,553
Automotive service	2,909	3,248
Automotive tire services	14,871	15,770
Beverages	2,797	3,055
Convenience stores	17,535	13,342
Dollar stores	58,691	50,209
Drug stores	194,905	180,506
Financial services	39,564	40,112
Food processing	22,922	25,297
Grocery stores	46,729	22,073
Health and fitness	66,460	53,703
Health care	35,017	38,465
Home improvement	35,726	18,039
Restaurants-casual dining	10,649	11,906
Restaurants-quick service	16,415	17,936
Sporting goods	12,311	10,984
Theaters	21,601	23,600
Transportation services	101,040	107,296
Wholesale club	39,707	33,221
Other non-reportable segments	247,195	229,144

Goodwill:
Automotive service	452	454
Automotive tire services	865	865
Child care	5,095	5,141
Convenience stores	2,023	2,031
Restaurants-casual dining	2,279	2,328
Restaurants-quick service	1,085	1,131
Other non-reportable segments	3,671	3,710
Other corporate assets	175,888	176,713
Total assets	$11,012,622	$9,924,441

Revenue for the years ended December 31,	2014	2013	2012
Segment rental revenue:
Apparel	$17,966	$14,142	$8,023
Automotive service	16,491	15,603	14,563
Automotive tire services	28,136	26,917	22,593
Beverages	25,147	24,848	24,553
Child care	20,022	20,717	20,656
Convenience stores	89,754	83,973	76,309
Dollar stores	85,049	46,742	10,583
Drug stores	84,624	60,529	16,376
Financial services	16,828	14,904	2,889
Food processing	12,042	11,151	6,213
Grocery stores	26,979	22,031	17,456
Health and fitness	62,086	46,979	32,782
Health care	16,039	14,358	428
Home improvement	15,552	11,210	6,623
Restaurants-casual dining	38,589	38,261	33,155
Restaurants-quick service	33,389	32,340	26,848
Sporting goods	15,023	12,875	11,798
Theaters	47,102	46,122	45,073
Transportation services	46,287	40,552	11,516
Wholesale club	36,588	29,448	15,217
28 other non-reportable segments	159,764	134,516	63,366
Total rental revenue	893,457	748,218	467,020
Tenant reimbursements	37,118	24,944	14,619
Other revenue	2,930	7,047	2,942
Total revenue	$933,505	$780,209	$484,581

21.        Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2014, we had contingent obligations of $735,000 for tenant improvements and leasing costs. In addition, as of December 31, 2014, we had committed $33.6 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2014, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases		Ground Leases
	Paid by		Paid by
	Realty Income	(1)	Our Tenants	(2)	Total
2015	$1.0		$12.7		$13.7
2016	1.0		12.7		13.7
2017	1.0		12.8		13.8
2018	1.0		12.8		13.8
2019	0.9		12.7		13.6
Thereafter	8.4		131.9		140.3
Total	$13.3		$195.6		$208.9

(1)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)       Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

22.        Subsequent Events

In January 2015 and February 2015, we declared the following dividends, which will be paid in February 2015 and March 2015, respectively:

-                    $0.189 per share to our common stockholders and

-                    $0.138021 per share to our Class F preferred stockholders.

In January 2015, we redeemed all 6,750 Tau Operating Partnership preferred units for $1,000 per unit, plus accrued and unpaid dividends.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year (2)

2014 (1)
Total revenue	$221,572	$228,646	$235,713	$247,573	$933,505
Depreciation and amortization expense	89,970	92,894	95,260	96,537	374,661
Interest expense	51,720	52,712	52,814	59,120	216,366
Other expenses	26,237	22,783	24,987	38,536	112,543
Income from continuing operations	54,916	62,221	73,627	78,374	269,140
Income from discontinued operations	3,077	20	-	(297)	2,800
Net income	57,993	62,241	73,627	78,077	271,940
Net income available to common stockholders	47,179	51,420	57,941	71,018	227,558
Net income per common share
Basic	0.23	0.23	0.26	0.32	1.04
Diluted	0.23	0.23	0.26	0.32	1.04
Dividends paid per common share	0.5465001	0.5474376	0.5483751	0.5493126	2.1916254

2013 (1)
Total revenue	$175,522	$186,443	$202,081	$216,163	$780,209
Depreciation and amortization expense	66,749	73,906	80,822	85,293	306,769
Interest expense	41,599	39,232	49,836	50,775	181,442
Other expenses	33,807	21,361	25,915	30,301	111,385
Income from continuing operations	33,367	51,944	45,508	49,794	180,613
Income from discontinued operations	39,859	4,572	6,399	14,840	65,670
Net income	73,226	56,516	51,907	64,634	246,283
Net income available to common stockholders	62,735	45,957	41,089	53,854	203,634
Net income per common share
Basic	0.37	0.23	0.21	0.26	1.06
Diluted	0.36	0.23	0.21	0.26	1.06
Dividends paid per common share	0.5135834	0.5436876	0.5446251	0.5455626	2.1474587

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

Item 9A:     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the year ended December 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control--Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Submitted on February 18, 2015 by,

John P. Case, Chief Executive Officer, President

Paul M. Meurer, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.  As of December 31, 2014, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:     Other Information

None.

PART III

Item 10:      Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 12, 2015.

Item 11:      Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:      Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:      Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                            Exhibits and Financial Statement Schedules

A.                                   The following documents are filed as part of this report.

1.                             Financial Statements (see Item 8)

a.                           Reports of Independent Registered Public Accounting Firm

b.                          Consolidated Balance Sheets,

December 31, 2014 and 2013

c.                           Consolidated Statements of Income,

Years ended December 31, 2014, 2013 and 2012

d.                          Consolidated Statements of Equity,

Years ended December 31, 2014, 2013 and 2012

e.                           Consolidated Statements of Cash Flows,

Years ended December 31, 2014, 2013 and 2012

f.                             Notes to Consolidated Financial Statements

g.                          Consolidated Quarterly Financial Data,

(unaudited) for 2014 and 2013

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

3.2                              Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference), and September 3, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporate herein by reference), and April 15, 2014 (filed as exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2014 and incorporated herein by reference).

3.3                              Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

3.4                              Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 and incorporated herein by reference).

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

4.15                       Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

4.16                       Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.17                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.18                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “2.000% Notes due 2018” and establishing a series of securities entitled “3.250% Notes due 2022” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.19                       Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.20                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.21                       Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.22                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.23                       Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.24                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

Material Contracts

10.1                       Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2                       Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.3                       Form of Restricted Stock Agreement between the Company and Executive Officers under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 and incorporated herein by reference).

10.4                       2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.5                       Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.6                       Form of Restricted Stock Agreement under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.7                       Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 and incorporated herein by reference).

10.8                       Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended March 31, 2010 and incorporated herein by reference).

10.9                       Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

10.10                Amended and Restated Credit Agreement dated May 10, 2012 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 11, 2012 and incorporated herein by reference).

10.11                Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.12                Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 and incorporated herein by reference).

10.13                Term Loan Agreement, dated as of January 22, 2013, by and among Tau Operating Partnership, L.P. and Lenders (as defined therein) (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 23, 2013 and incorporated herein by reference).

10.14                The First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 3, 2013 and incorporated herein by reference).

10.15                Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

10.16                Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 and incorporated herein by reference).

10.17                The Second Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 28, 2013 and incorporated herein by reference).

10.18                Amended and Restated Employment Agreement dated September 3, 2013 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference).

10.19                Form of Time-Based Restricted Stock Agreement for John P. Case dated September 3, 2013 (filed as exhibit 10.7 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 and incorporated herein by reference).

10.20                Form of Performance-Based Restricted Stock Agreement for John P. Case dated September 26, 2013 (filed as exhibit 10.8 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 and incorporated herein by reference).

10.21                The Third Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 29, 2013 and incorporated herein by reference).

10.22                Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 22, 2013 and as amended on November 21, 2013, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.23                Form of Performance Share Award Agreement (filed as exhibit 99.1 to the Company’s Form 8-K, filed on April 11, 2014 and incorporated herein by reference).

10.24                Severance Agreement for Gary M. Malino (filed as exhibit 10.2 to the Company’s Form 10-Q, filed on October 30, 2014 and incorporated herein by reference).

10.25                Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 and incorporated herein by reference).

10.26*           Form of Restricted Stock Agreement.

10.27*           Form of Restricted Stock Unit Award Agreement.

Statement of Ratios

*12.1                  Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1                  Subsidiaries of the Company as of February 18, 2015.

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/JOHN P. CASE	Date: February 18, 2015
John P. Case
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 18, 2015
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 18, 2015
Kathleen R. Allen, Ph.D.
Director

By:	/s/JOHN P. CASE	Date: February 18, 2015
John P. Case
Director, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/A. LARRY CHAPMAN	Date: February 18, 2015
A. Larry Chapman
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 18, 2015
Priya Cherian Huskins
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 18, 2015
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 18, 2015
Ronald L. Merriman
Director

By:	/s/STEPHEN E. STERRETT	Date: February 18, 2015
Stephen E. Sterrett
Director

By:	/s/PAUL M. MEURER	Date: February 18, 2015
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 18, 2015
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aerospace
Batesville	MS	6,901,925	2,160,849	17,219,291	None	None	2,160,849	17,219,291	19,380,140	1,635,833		8/9/2012	300
Ellisville	MS		4,140,000	20,930,630	6,981	None	4,140,000	20,937,611	25,077,611	922,032		6/27/2013	420
Columbus	OH	15,214,330	-	19,637,318	None	None	-	19,637,318	19,637,318	864,977		6/19/2013	420
DFW Airport	TX		-	37,503,886	13,600	None	-	37,517,486	37,517,486	5,313,627		6/20/2011	300
Lufkin	TX		589,925	15,492,255	None	None	589,925	15,492,255	16,082,180	866,829		1/22/2013	420

Apparel
Mesa	AZ		619,035	867,013	6,484	102	619,035	873,599	1,492,634	555,983		2/11/1999	300
El Cajon	CA		6,930,000	12,518,083	None	None	6,930,000	12,518,083	19,448,083	271,225		6/19/2014	300
Elk Grove	CA		804,327	2,668,492	24,266	None	804,327	2,692,758	3,497,085	246,499		9/18/2012	300
Elk Grove	CA		3,250,000	16,776,852	None	None	3,250,000	16,776,852	20,026,852	363,498		6/2/2014	300
Folsom	CA		2,370,000	11,342,375	None	None	2,370,000	11,342,375	13,712,375	170,136		8/19/2014	300
Hanford	CA		562,812	3,468,215	None	None	562,812	3,468,215	4,031,027	317,920		9/18/2012	300
Lodi	CA		3,153,559	2,661,260	None	None	3,153,559	2,661,260	5,814,819	243,949		9/18/2012	300
Manteca	CA		1,565,672	4,440,141	None	None	1,565,672	4,440,141	6,005,813	393,013		9/18/2012	300
Moreno Valley	CA		1,654,486	3,305,084	197,969	None	1,654,486	3,503,053	5,157,539	330,187		9/18/2012	300
Redlands	CA		3,006,680	2,242,430	275,278	None	3,006,680	2,517,708	5,524,388	242,039		9/18/2012	300
Sacramento	CA		3,446,351	4,460,201	None	None	3,446,351	4,460,201	7,906,552	408,852		9/18/2012	300
South Lake Tahoe	CA		3,110,000	3,176,091	9,750	None	3,110,000	3,185,841	6,295,841	536,998		10/22/2010	300
Sun Valley	CA		4,631,964	4,710,912	None	None	4,631,964	4,710,912	9,342,876	431,834		9/18/2012	300
Vacaville	CA		1,299,816	3,375,574	183,515	None	1,299,816	3,559,089	4,858,905	334,661		9/18/2012	300
Danbury	CT		1,096,861	6,217,688	334,131	56	1,096,861	6,551,875	7,648,736	4,385,721		9/30/1997	300
Manchester	CT		771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	2,454,930		3/26/1998	300
Manchester	CT		1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	3,976,215		3/26/1998	300
Deerfield Beach	FL		3,160,000	4,832,848	6,603	None	3,160,000	4,839,451	7,999,451	817,030		10/22/2010	300
Cumming	GA	4,675,000	2,100,000	6,472,785	None	None	2,100,000	6,472,785	8,572,785	183,396		4/1/2014	300
Collinsville	IL	3,570,500	675,724	7,021,479	None	None	675,724	7,021,479	7,697,203	550,016		1/22/2013	300
Georgetown	KY	5,679,500	1,922,820	10,448,325	None	None	1,922,820	10,448,325	12,371,145	818,452		1/22/2013	300
Missoula	MT		163,100	362,249	28,843	16,199	163,100	407,291	570,391	373,364		10/30/1987	300
Staten Island	NY		4,202,093	3,385,021	159,549	None	4,202,093	3,544,570	7,746,663	2,298,548		3/26/1998	300
Bend	OR		4,060,000	13,198,790	None	None	4,060,000	13,198,790	17,258,790	505,954		1/31/2014	300
Clarksville	TN		3,992,886	-	None	None	3,992,886	-	3,992,886	-		7/5/2013	300
Dallas	TX		1,210,000	2,675,265	7,975	None	1,210,000	2,683,240	3,893,240	451,896		10/22/2010	300
The Colony	TX		2,580,000	2,214,133	20,700	None	2,580,000	2,234,833	4,814,833	379,699		10/22/2010	300

Automotive collision services
Colorado Springs	CO		1,085,560	2,137,425	None	None	1,085,560	2,137,425	3,222,985	249,287		1/5/2012	300
Denver	CO		480,348	2,127,792	None	None	480,348	2,127,792	2,608,140	221,966	6/8/2012	9/30/2011	300
Highlands Ranch	CO		583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	915,519	7/10/2007	8/11/2003	300
Littleton	CO		601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	781,951	2/2/2006	11/12/2004	300
Parker	CO		868,768	2,653,745	None	None	868,768	2,653,745	3,522,513	960,105	9/7/2012	7/3/2003	300
Thornton	CO		693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	759,834	10/5/2004	10/15/2003	300
Cumming	GA		661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	818,357	9/18/2003	12/31/2002	300
Douglasville	GA		679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	874,914	8/11/2003	12/30/2002	300
Lilburn	GA		1,150,000	1,670,724	None	None	1,150,000	1,670,724	2,820,724	86,348	7/29/2013	2/20/2013	300
Macon	GA		1,400,000	1,317,435	None	None	1,400,000	1,317,435	2,717,435	136,111	5/11/2012	1/10/2012	300
Morrow	GA		725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	840,008	7/7/2003	8/30/2002	300
Peachtree City	GA		1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	330,550	12/16/2002	9/19/2002	300
Roswell	GA		1,825,000	1,934,495	None	None	1,825,000	1,934,495	3,759,495	230,888	12/22/2011	8/10/2011	300
Warner Robins	GA		1,250,000	1,012,258	None	None	1,250,000	1,012,258	2,262,258	117,773	1/11/2012	9/1/2011	300
Maryville	IL		320,000	881,780	None	None	320,000	881,780	1,201,780	33,792		1/10/2014	300
Naperville	IL		1,090,000	1,596,107	None	None	1,090,000	1,596,107	2,686,107	66,504		12/23/2013	300
Oak Lawn	IL		180,000	778,484	None	None	180,000	778,484	958,484	24,615		11/13/2013	300
Oak Lawn	IL		370,000	1,116,641	None	None	370,000	1,116,641	1,486,641	46,527		12/23/2013	300
Orland Park	IL		120,000	1,015,358	None	None	120,000	1,015,358	1,135,358	42,307		12/23/2013	300
South Holland	IL		80,000	1,548,690	None	None	80,000	1,548,690	1,628,690	64,529		12/23/2013	300
Ann Arbor	MI		680,000	1,433,382	None	None	680,000	1,433,382	2,113,382	2,389		12/18/2014	300
Clawson	MI		172,833	529,380	None	None	172,833	529,380	702,213	882		12/18/2014	300
Livonia	MI		308,204	944,013	None	None	308,204	944,013	1,252,217	1,573		12/18/2014	300
Washington	MI		240,000	471,064	None	None	240,000	471,064	711,064	785		12/18/2014	300
Wayne	MI		314,815	964,262	None	None	314,815	964,262	1,279,077	1,607		12/18/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Woodhaven	MI		170,000	1,170,127	None	None	170,000	1,170,127	1,340,127	1,950		12/18/2014	300
Ham Lake	MN		192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	775,814	7/1/2004	10/31/2003	300
Stillwater	MN		656,250	1,218,901	187,158	None	656,250	1,406,059	2,062,309	122,100		11/16/2012	300
Olive Branch	MS		350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	275,334	6/29/2011	11/2/2010	300
Cary	NC		610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	514,821		5/25/2006	300
Durham	NC		680,969	1,323,140	None	None	680,969	1,323,140	2,004,109	456,483		5/25/2006	300
Wilmington	NC		378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	434,388	7/15/2005	12/21/2004	300
Las Vegas	NV		720,000	2,247,056	None	None	720,000	2,247,056	2,967,056	80,233		10/22/2013	300
Bartlett	TN		648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	787,783	8/3/2004	10/27/2003	300
Nashville	TN		1,830,000	2,261,583	None	None	1,830,000	2,261,583	4,091,583	15,401	In-progress	9/3/2014	300
Riverton	UT		1,100,000	1,576,390	None	None	1,100,000	1,576,390	2,676,390	113,008	1/18/2013	7/26/2012	300
Salt Lake City	UT		2,900,000	1,598,391	None	None	2,900,000	1,598,391	4,498,391	179,380	2/17/2012	10/11/2011	300

Automotive parts
Birmingham	AL		355,823	660,814	None	None	355,823	660,814	1,016,637	53,966		12/7/2012	300
Flomaton	AL		90,000	808,163	None	None	90,000	808,163	898,163	52,531		5/1/2013	300
Harvest	AL	522,690	744,737	1,537,832	None	None	744,737	1,537,832	2,282,569	120,464		1/22/2013	300
Millbrook	AL		108,000	518,741	174,419	None	108,000	693,160	801,160	364,007	12/10/1998	1/21/1999	300
Montgomery	AL		254,465	502,350	10,819	84	254,465	513,253	767,718	338,895		6/30/1998	300
Cabot	AR		267,787	595,578	None	None	267,787	595,578	863,365	20,845		2/25/2014	300
Phoenix	AZ		231,000	513,057	None	62	231,000	513,119	744,119	513,084		11/9/1987	300
San Luis	AZ		287,508	694,650	None	None	287,508	694,650	982,158	35,890		9/26/2013	300
Tucson	AZ		194,250	431,434	None	None	194,250	431,434	625,684	431,434		10/30/1987	300
Grass Valley	CA		325,000	384,955	None	None	325,000	384,955	709,955	384,955		5/20/1988	300
Sacramento	CA		210,000	466,419	None	None	210,000	466,419	676,419	466,419		11/25/1987	300
Denver	CO		141,400	314,056	None	82	141,400	314,138	455,538	314,108		11/18/1987	300
Denver	CO		315,000	699,623	None	161	315,000	699,784	1,014,784	699,721		5/16/1988	300
Littleton	CO		252,925	561,758	None	53	252,925	561,811	814,736	561,801		2/12/1988	300
Smyrna	DE		232,273	472,855	15,774	None	232,273	488,629	720,902	313,252		8/7/1998	300
Apopka	FL		820,000	1,115,761	None	None	820,000	1,115,761	1,935,761	68,805		6/21/2013	300
Deerfield Beach	FL		475,000	871,738	2,420	31,798	475,000	905,956	1,380,956	581,823		1/29/1999	300
Kissimmee	FL		1,000,000	1,169,792	None	None	1,000,000	1,169,792	2,169,792	72,137		6/21/2013	300
Kissimmee	FL		580,290	1,290,608	None	None	580,290	1,290,608	1,870,898	19,359		8/14/2014	300
Merritt Island	FL		309,652	482,459	38,694	21,831	309,652	542,984	852,636	368,782		11/26/1996	300
Atlanta	GA		652,551	763,360	27,163	45,249	652,551	835,772	1,488,323	508,507		12/18/1998	300
Byron	GA		359,612	868,859	None	None	359,612	868,859	1,228,471	47,787		8/5/2013	300
Council Bluffs	IA		194,355	431,668	None	None	194,355	431,668	626,023	431,668		5/19/1988	300
Des Moines	IA		441,273	981,424	None	None	441,273	981,424	1,422,697	40,893		12/6/2013	300
Boise	ID		158,400	351,812	None	5,428	158,400	357,240	515,640	356,360		5/6/1988	300
Moscow	ID		117,250	260,417	None	None	117,250	260,417	377,667	260,417		9/14/1987	300
Chicago	IL		591,838	1,316,292	None	None	591,838	1,316,292	1,908,130	2,194		12/18/2014	300
Chicago	IL		468,296	1,041,524	None	None	468,296	1,041,524	1,509,820	1,736		12/18/2014	300
Chicago	IL		469,329	1,043,821	None	None	469,329	1,043,821	1,513,150	1,740		12/18/2014	300
Joliet	IL	1,309,100	723,567	2,571,856	None	None	723,567	2,571,856	3,295,423	201,462		1/22/2013	300
Brazil	IN		183,952	453,831	26,716	None	183,952	480,547	664,499	293,171		3/31/1999	300
Chesterton	IN		293,382	708,842	None	None	293,382	708,842	1,002,224	36,624		9/27/2013	300
Griffith	IN		343,778	830,602	None	None	343,778	830,602	1,174,380	42,914		9/27/2013	300
Indianapolis	IN		243,422	541,389	None	None	243,422	541,389	784,811	11,730		6/6/2014	300
Muncie	IN		148,901	645,660	238,611	28,327	148,901	912,598	1,061,499	586,267		11/26/1996	300
Plainfield	IN		453,645	908,485	42,619	47,114	453,645	998,218	1,451,863	637,145		1/30/1998	300
Princeton	IN		134,209	560,113	3,605	None	134,209	563,718	697,927	354,024		3/31/1999	300
Vincennes	IN		185,312	489,779	25,863	None	185,312	515,642	700,954	312,657		3/31/1999	300
Kansas City	KS		222,000	455,881	18,738	None	222,000	474,619	696,619	469,421		5/16/1988	300
Harrodsburg	KY		262,048	1,029,125	None	None	262,048	1,029,125	1,291,173	39,450		1/3/2014	300
Lawrenceburg	KY		272,228	1,069,102	None	None	272,228	1,069,102	1,341,330	37,419		2/14/2014	300
Scottsville	KY		503,473	1,039,640	None	None	503,473	1,039,640	1,543,113	81,438		1/22/2013	300
Stanford	KY		293,686	1,153,374	None	None	293,686	1,153,374	1,447,060	28,834		5/7/2014	300
Kaplan	LA		232,224	911,999	None	None	232,224	911,999	1,144,223	31,920		2/14/2014	300
Lafayette	LA	526,620	740,444	1,528,968	None	None	740,444	1,528,968	2,269,412	119,769		1/22/2013	300
Lafayette	LA		462,043	1,027,618	None	None	462,043	1,027,618	1,489,661	32,541		3/31/2014	300
Slidell	LA	564,610	629,335	1,299,536	None	None	629,335	1,299,536	1,928,871	101,797		1/22/2013	300
Sulphur	LA		290,047	700,785	3,835	None	290,047	704,620	994,667	38,887		8/1/2013	300
West Monroe	LA	564,610	462,715	1,394,603	None	None	462,715	1,394,603	1,857,318	109,244		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Alma	MI		155,000	600,282	13,902	122	155,000	614,306	769,306	379,906	4/29/1999	2/10/1999	300
Detroit	MI		496,691	1,104,676	None	None	496,691	1,104,676	1,601,367	38,664		2/6/2014	300
Flushing	MI		367,724	817,846	None	None	367,724	817,846	1,185,570	20,446		5/14/2014	300
Lansing	MI		265,000	574,931	132,237	303	265,000	707,471	972,471	434,367	4/30/1999	12/3/1998	300
Rockford	MI	666,135	870,632	1,726,400	None	None	870,632	1,726,400	2,597,032	135,235		1/22/2013	300
Roseville	MI		558,997	1,810,289	None	None	558,997	1,810,289	2,369,286	141,806		1/22/2013	300
Saginaw	MI		948,826	1,959,264	None	None	948,826	1,959,264	2,908,090	153,476		1/22/2013	300
Saginaw	MI		859,956	1,775,753	None	None	859,956	1,775,753	2,635,709	139,101		1/22/2013	300
Sturgis	MI		109,558	550,274	10,272	94	109,558	560,640	670,198	356,501		12/30/1998	300
Waterford	MI		995,991	2,056,657	None	None	995,991	2,056,657	3,052,648	161,105		1/22/2013	300
St Peters	MO		469,776	1,044,816	None	None	469,776	1,044,816	1,514,592	26,120		5/6/2014	300
Batesville	MS		190,124	485,670	None	173	190,124	485,843	675,967	319,858		7/27/1998	300
Crystal Springs	MS	410,030	514,234	1,061,859	None	None	514,234	1,061,859	1,576,093	83,179		1/22/2013	300
Horn Lake	MS		142,702	514,779	3,945	None	142,702	518,724	661,426	341,457		6/30/1998	300
Richland	MS		243,565	558,645	10,302	None	243,565	568,947	812,512	340,125		12/21/1999	300
Vicksburg	MS	474,220	631,900	1,304,832	None	None	631,900	1,304,832	1,936,732	102,212		1/22/2013	300
Harrisburg	NC		680,000	813,119	None	None	680,000	813,119	1,493,119	50,142		6/21/2013	300
Omaha	NE		196,000	435,321	None	32	196,000	435,353	631,353	435,337		5/26/1988	300
Omaha	NE		199,100	412,042	None	32	199,100	412,074	611,174	412,058		5/27/1988	300
Artesia	NM		400,000	807,227	None	None	400,000	807,227	1,207,227	49,779		6/21/2013	300
Las Cruces	NM		370,000	1,010,676	None	None	370,000	1,010,676	1,380,676	62,325		6/21/2013	300
Rio Rancho	NM		211,577	469,923	None	None	211,577	469,923	681,500	469,923		2/26/1988	300
Santa Fe	NM		550,775	1,224,964	None	None	550,775	1,224,964	1,775,739	59,207		10/11/2013	300
Fernley	NV		300,000	1,027,155	None	None	300,000	1,027,155	1,327,155	63,341		6/21/2013	300
Las Vegas	NV		161,000	357,585	260,000	None	161,000	617,585	778,585	539,585		10/29/1987	300
Dunkirk	NY	776,933	631,375	1,303,749	None	None	631,375	1,303,749	1,935,124	102,127		1/22/2013	300
Canton	OH		396,560	597,553	None	25,452	396,560	623,005	1,019,565	398,896		8/14/1998	300
Centerville	OH		601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	515,236		6/30/1998	300
Hamilton	OH		183,000	515,727	6,508	None	183,000	522,235	705,235	326,672	4/7/1999	12/3/1998	300
Middlefield	OH		258,980	1,017,075	None	None	258,980	1,017,075	1,276,055	22,037		6/30/2014	300
Oberlin	OH		212,325	1,026,562	None	None	212,325	1,026,562	1,238,887	46,195		11/7/2013	300
Toledo	OH		130,000	1,562,052	None	None	130,000	1,562,052	1,692,052	106,740		4/12/2013	300
Toledo	OH		140,000	1,059,979	None	None	140,000	1,059,979	1,199,979	72,432		4/12/2013	300
Del City	OK		634,664	1,178,662	None	None	634,664	1,178,662	1,813,326	96,257		12/7/2012	300
Oklahoma City	OK		602,052	1,118,096	None	None	602,052	1,118,096	1,720,148	80,130		3/1/2013	300
Albany	OR		152,250	338,153	None	58	152,250	338,211	490,461	338,170		8/24/1987	300
Beaverton	OR		210,000	466,419	None	58	210,000	466,477	676,477	466,435		8/26/1987	300
Portland	OR		190,750	423,664	None	58	190,750	423,722	614,472	423,680		8/12/1987	300
Portland	OR		147,000	326,493	None	58	147,000	326,551	473,551	326,510		8/26/1987	300
Salem	OR		136,500	303,170	None	58	136,500	303,228	439,728	303,187		8/20/1987	300
Butler	PA		339,929	633,078	47,758	None	339,929	680,836	1,020,765	432,340		8/7/1998	300
Dover	PA		265,112	593,341	None	None	265,112	593,341	858,453	392,593		6/30/1998	300
Enola	PA		220,228	546,026	11,416	172	220,228	557,614	777,842	356,749		11/10/1998	300
Hanover	PA		132,500	719,511	9,982	None	132,500	729,493	861,993	444,447	7/26/1999	5/13/1999	300
Harrisburg	PA		327,781	608,291	7,138	172	327,781	615,601	943,382	405,300		6/30/1998	300
Harrisburg	PA		283,417	352,473	3,100	172	283,417	355,745	639,162	230,674		9/30/1998	300
Lancaster	PA		199,899	774,838	27,235	None	199,899	802,073	1,001,972	523,373		8/14/1998	300
Lebanon	PA		360,751	802,338	None	None	360,751	802,338	1,163,089	4,012		11/21/2014	300
New Castle	PA		180,009	525,774	91,802	None	180,009	617,576	797,585	380,300		6/30/1998	300
Reading	PA		379,000	658,722	40,054	None	379,000	698,776	1,077,776	420,125	6/9/1999	12/4/1998	300
Guayama	PR	988,000	874,937	1,806,689	None	None	874,937	1,806,689	2,681,626	141,524		1/22/2013	300
Humacao	PR	1,506,700	1,161,891	2,399,229	None	None	1,161,891	2,399,229	3,561,120	187,940		1/22/2013	300
Ponce	PR	1,803,100	1,321,292	2,728,382	None	None	1,321,292	2,728,382	4,049,674	213,723		1/22/2013	300
San Juan	PR	1,506,700	1,158,525	2,392,278	None	None	1,158,525	2,392,278	3,550,803	187,395		1/22/2013	300
Chester	SC		132,006	518,420	None	None	132,006	518,420	650,426	11,232		6/30/2014	300
Columbia	SC		474,027	1,427,348	None	None	474,027	1,427,348	1,901,375	111,809		1/22/2013	300
York	SC		198,409	779,197	None	None	198,409	779,197	977,606	16,883		6/30/2014	300
Arlington	TN		381,083	707,726	None	None	381,083	707,726	1,088,809	57,798		12/7/2012	300
Columbia	TN		273,120	431,716	None	None	273,120	431,716	704,836	268,382		6/30/1999	300
Decatur	TN		180,000	880,938	None	None	180,000	880,938	1,060,938	19,087		6/30/2014	300
Channelview	TX		483,804	1,168,921	None	None	483,804	1,168,921	1,652,725	64,291		8/14/2013	300
Dallas	TX		562,612	1,251,290	None	None	562,612	1,251,290	1,813,902	22,940		7/18/2014	300
Denton	TX		368,635	1,047,327	None	None	368,635	1,047,327	1,415,962	47,130		11/15/2013	300
Edinburg	TX		320,000	963,916	None	None	320,000	963,916	1,283,916	59,441		6/21/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Grand Prairie	TX		574,574	1,277,896	None	None	574,574	1,277,896	1,852,470	14,909		9/5/2014	300
Hallettsville	TX		237,572	932,999	None	None	237,572	932,999	1,170,571	45,095		10/11/2013	300
Katy	TX		558,684	1,242,555	None	None	558,684	1,242,555	1,801,239	26,922		6/30/2014	300
Laredo	TX		807,044	1,498,795	None	None	807,044	1,498,795	2,305,839	122,402		12/7/2012	300
Richmond	TX		441,254	1,253,642	None	None	441,254	1,253,642	1,694,896	60,593		10/24/2013	300
Roma	TX		200,000	1,004,538	None	None	200,000	1,004,538	1,204,538	61,947		6/21/2013	300
San Benito	TX		449,015	998,643	None	None	449,015	998,643	1,447,658	48,268		10/11/2013	300
Bellevue	WA		185,500	411,997	None	107	185,500	412,104	597,604	412,068		8/6/1987	300
Bellingham	WA		168,000	373,133	None	107	168,000	373,240	541,240	373,204		8/20/1987	300
East Wenatchee	WA		148,400	329,602	None	107	148,400	329,709	478,109	329,674		8/25/1987	300
Kenmore	WA		199,500	443,098	None	107	199,500	443,205	642,705	443,169		8/20/1987	300
Kent	WA		199,500	443,091	None	107	199,500	443,198	642,698	443,162		8/6/1987	300
Moses Lake	WA		138,600	307,831	None	107	138,600	307,938	446,538	307,903		8/12/1987	300
Renton	WA		185,500	412,003	None	107	185,500	412,110	597,610	412,075		9/15/1987	300
Seattle	WA		162,400	360,697	None	107	162,400	360,804	523,204	360,769		8/20/1987	300
Silverdale	WA		183,808	419,777	None	107	183,808	419,884	603,692	419,848		9/16/1987	300
Tacoma	WA		191,800	425,996	None	107	191,800	426,103	617,903	426,067		8/18/1987	300
Tacoma	WA		196,000	435,324	None	107	196,000	435,431	631,431	435,396		10/15/1987	300
Vancouver	WA		180,250	400,343	None	58	180,250	400,401	580,651	400,359		8/20/1987	300
Vancouver	WA		168,000	373,135	None	58	168,000	373,193	541,193	373,152		5/23/1988	300
Viroqua	WI		130,000	751,418	None	None	130,000	751,418	881,418	48,842		5/1/2013	300

Automotive service
Flagstaff	AZ		144,821	417,485	8,150	10	144,821	425,645	570,466	276,882	4/11/2002	8/29/1997	300
Mesa	AZ		210,620	475,072	None	None	210,620	475,072	685,692	239,907		5/14/2002	300
Phoenix	AZ		189,341	546,984	None	None	189,341	546,984	736,325	276,227		5/14/2002	300
Phoenix	AZ		384,608	279,824	None	None	384,608	279,824	664,432	141,309		5/14/2002	300
Sierra Vista	AZ		175,114	345,508	None	None	175,114	345,508	520,622	174,480		5/14/2002	300
Tucson	AZ		226,596	437,972	None	None	226,596	437,972	664,568	221,174		5/14/2002	300
Tucson	AZ		287,369	533,684	None	None	287,369	533,684	821,053	102,290		3/25/2010	300
Bakersfield	CA		65,165	206,927	None	None	65,165	206,927	272,092	104,496		5/14/2002	300
Chula Vista	CA		313,293	409,654	None	None	313,293	409,654	722,947	305,192	5/1/1996	1/19/1996	300
Dublin	CA		415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	582,731		5/14/2002	300
Folsom	CA		471,813	325,610	None	None	471,813	325,610	797,423	164,431		5/14/2002	300
Indio	CA		264,956	265,509	None	None	264,956	265,509	530,465	134,080		5/14/2002	300
Los Angeles	CA		580,446	158,876	None	None	580,446	158,876	739,322	80,230		5/14/2002	300
Oxnard	CA		186,980	198,236	None	None	186,980	198,236	385,216	100,107		5/14/2002	300
Simi Valley	CA		213,920	161,012	None	None	213,920	161,012	374,932	81,309		5/14/2002	300
Stockton	CA		1,395,822	2,882,282	None	None	1,395,822	2,882,282	4,278,104	225,779		1/22/2013	300
Vacaville	CA		358,067	284,931	None	None	358,067	284,931	642,998	143,888		5/14/2002	300
Aurora	CO		231,314	430,495	None	115	231,314	430,610	661,924	125,664		9/4/2007	300
Broomfield	CO		154,930	503,626	None	2,564	154,930	506,190	661,120	371,343	8/22/1996	3/15/1996	300
Denver	CO		79,717	369,587	None	79	79,717	369,666	449,383	369,632		10/8/1985	300
Denver	CO		239,024	444,785	None	115	239,024	444,900	683,924	129,832		9/4/2007	300
Lakewood	CO		70,422	132,296	None	None	70,422	132,296	202,718	38,586		9/4/2007	300
Longmont	CO		87,385	163,169	None	115	87,385	163,284	250,669	47,694		9/4/2007	300
Thornton	CO		276,084	415,464	None	115	276,084	415,579	691,663	298,387	12/31/1996	10/31/1996	300
Hartford	CT		248,540	482,460	35,465	1,034	248,540	518,959	767,499	364,334		9/30/1996	300
Southington	CT		225,882	672,910	None	172	225,882	673,082	898,964	472,157		6/6/1997	300
Vernon	CT		81,529	300,518	None	None	81,529	300,518	382,047	150,760		6/27/2002	300
Jacksonville	FL		76,585	355,066	6,980	420	76,585	362,466	439,051	359,493		12/23/1985	300
Miami Gardens	FL		163,239	262,726	None	None	163,239	262,726	425,965	131,801		6/27/2002	300
Orange City	FL		99,613	139,008	None	None	99,613	139,008	238,621	70,197		5/14/2002	300
Pensacola	FL		308,067	573,708	23,430	2,874	308,067	600,012	908,079	209,337		11/22/2006	300
Atlanta	GA		309,474	574,737	None	None	309,474	574,737	884,211	110,158		3/25/2010	300
Bogart	GA		66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/1985	300
Douglasville	GA		214,771	129,519	None	None	214,771	129,519	344,290	65,405		5/14/2002	300
Duluth	GA		222,275	316,925	2,288	4,697	222,275	323,910	546,185	220,204	10/24/1997	6/20/1997	300
Duluth	GA		290,842	110,056	None	None	290,842	110,056	400,898	55,576		5/14/2002	300
Gainesville	GA		53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/1985	300
Kennesaw	GA		266,865	139,425	None	None	266,865	139,425	406,290	70,408		5/14/2002	300
Marietta	GA		60,900	293,461	67,871	84	60,900	361,416	422,316	321,890		12/26/1985	300
Marietta	GA		69,561	346,024	None	3,353	69,561	349,377	418,938	348,976		6/3/1986	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Norcross	GA		244,124	151,831	None	None	244,124	151,831	395,955	76,673		5/14/2002	300
Norcross	GA		503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	343,197		11/22/2006	300
Riverdale	GA		58,444	270,961	None	None	58,444	270,961	329,405	270,961		1/15/1986	300
Rome	GA		56,454	261,733	None	None	56,454	261,733	318,187	261,733		12/19/1985	300
Snellville	GA		253,316	132,124	None	None	253,316	132,124	385,440	66,721		5/14/2002	300
Tucker	GA		78,646	364,625	28,883	1,765	78,646	395,273	473,919	368,330		12/18/1985	300
Arlington Hts	IL		441,437	215,983	None	None	441,437	215,983	657,420	109,070		5/14/2002	300
Chicago	IL		329,076	255,294	None	None	329,076	255,294	584,370	128,921		5/14/2002	300
Round Lake Beach	IL		472,132	236,585	None	None	472,132	236,585	708,717	119,474		5/14/2002	300
Westchester	IL		421,239	184,812	None	None	421,239	184,812	606,051	93,328		5/14/2002	300
Anderson	IN		232,170	385,661	None	179	232,170	385,840	618,010	262,999		12/19/1997	300
Indianapolis	IN		231,384	428,307	None	130	231,384	428,437	659,821	313,491		9/27/1996	300
Michigan City	IN		392,638	297,650	(3,065)	None	389,573	297,650	687,223	150,312		5/14/2002	300
Warsaw	IN		140,893	228,116	None	None	140,893	228,116	369,009	115,197		5/14/2002	300
Olathe	KS		217,995	367,055	None	21	217,995	367,076	585,071	258,785	4/22/1997	11/11/1996	300
Topeka	KS		32,022	60,368	None	None	32,022	60,368	92,390	17,607		9/4/2007	300
Louisville	KY		56,054	259,881	None	12	56,054	259,893	315,947	259,881		12/17/1985	300
Newport	KY		323,511	289,017	49,586	115	323,511	338,718	662,229	216,336		9/17/1997	300
East Wareham	MA		149,680	278,669	None	None	149,680	278,669	428,349	140,725		5/14/2002	300
Fairhaven	MA		138,957	289,294	None	None	138,957	289,294	428,251	146,091		5/14/2002	300
Gardner	MA		138,990	289,361	None	None	138,990	289,361	428,351	146,125		5/14/2002	300
Hyannis	MA		180,653	458,522	None	None	180,653	458,522	639,175	230,025		6/27/2002	300
Lenox	MA		287,769	535,273	None	None	287,769	535,273	823,042	338,103		3/31/1999	300
Newburyport	MA		274,698	466,449	None	None	274,698	466,449	741,147	234,002		6/27/2002	300
North Reading	MA		180,546	351,161	None	None	180,546	351,161	531,707	177,334		5/14/2002	300
Orleans	MA		138,212	394,065	None	None	138,212	394,065	532,277	199,000		5/14/2002	300
Teaticket	MA		191,302	340,539	None	None	191,302	340,539	531,841	171,971		5/14/2002	300
Aberdeen	MD		223,617	225,605	None	None	223,617	225,605	449,222	113,179		6/27/2002	300
Bethesda	MD		282,717	525,928	None	None	282,717	525,928	808,645	153,396		9/4/2007	300
Capitol Heights	MD		547,173	219,979	(12,319)	None	534,854	219,979	754,833	111,086		5/14/2002	300
Clinton	MD		70,880	328,620	11,440	None	70,880	340,060	410,940	334,245		11/15/1985	300
Lexington Park	MD		111,396	335,288	(7,600)	None	103,796	335,288	439,084	169,317		5/14/2002	300
Kalamazoo	MI		391,745	296,975	(2,196)	None	389,549	296,975	686,524	149,971		5/14/2002	300
Portage	MI		402,409	286,441	(2,112)	None	400,297	286,441	686,738	144,651		5/14/2002	300
Southfield	MI		275,952	350,765	None	None	275,952	350,765	626,717	177,135		5/14/2002	300
Troy	MI		214,893	199,299	None	None	214,893	199,299	414,192	100,644		5/14/2002	300
Saint Cloud	MN		203,338	258,626	None	None	203,338	258,626	461,964	129,744		6/27/2002	300
Independence	MO		297,641	233,152	4,467	181	297,641	237,800	535,441	168,837		12/20/1996	300
Asheville	NC		441,746	242,565	None	None	441,746	242,565	684,311	122,493		5/14/2002	300
Asheville	NC		838,421	1,558,792	480	477	838,421	1,559,749	2,398,170	506,748		11/1/2006	300
Concord	NC		237,688	357,976	None	26	237,688	358,002	595,690	235,758		11/5/1997	300
Durham	NC		55,074	255,336	None	710	55,074	256,046	311,120	255,930		11/13/1985	300
Durham	NC		354,676	361,203	38,400	180	354,676	399,783	754,459	253,504	8/29/1997	3/31/1997	300
Fayetteville	NC		224,326	257,733	None	131	224,326	257,864	482,190	175,745		12/3/1997	300
Greensboro	NC		286,068	244,606	None	None	286,068	244,606	530,674	123,518		5/14/2002	300
Matthews	NC		295,580	338,472	10,000	13,679	295,580	362,151	657,731	241,690	8/28/1998	2/27/1998	300
Pineville	NC		254,460	355,630	None	10	254,460	355,640	610,100	245,942	8/28/1997	4/16/1997	300
Raleigh	NC		89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/1985	300
Raleigh	NC		398,694	263,621	None	None	398,694	263,621	662,315	181,424		10/1/1997	300
Salisbury	NC		235,614	150,592	None	None	235,614	150,592	386,206	76,047		5/14/2002	300
Fargo	ND		53,973	100,262	None	None	53,973	100,262	154,235	29,243		9/4/2007	300
Lincoln	NE		337,138	316,958	None	None	337,138	316,958	654,096	160,061		5/14/2002	300
Scottsbluff	NE		33,307	63,355	None	None	33,307	63,355	96,662	18,478		9/4/2007	300
Cherry Hill	NJ		463,808	862,240	None	None	463,808	862,240	1,326,048	251,486		9/4/2007	300
Edison	NJ		448,936	238,773	None	None	448,936	238,773	687,709	120,577		5/14/2002	300
Glassboro	NJ		182,013	312,480	None	None	182,013	312,480	494,493	156,761		6/27/2002	300
Hamilton Square	NJ		422,477	291,555	None	None	422,477	291,555	714,032	147,232		5/14/2002	300
Pleasantville	NJ		77,105	144,693	None	None	77,105	144,693	221,798	42,202		9/4/2007	300
Randolph	NJ		452,629	390,163	None	None	452,629	390,163	842,792	197,030		5/14/2002	300
Trenton	NJ		265,238	298,167	None	None	265,238	298,167	563,405	150,571		5/14/2002	300
West Deptford	NJ		212,788	320,283	None	None	212,788	320,283	533,071	161,739		5/14/2002	300
Westfield	NJ		705,337	288,720	None	None	705,337	288,720	994,057	145,799		5/14/2002	300
Albuquerque	NM		231,553	430,026	None	None	231,553	430,026	661,579	82,422		3/25/2010	300
Las Vegas	NV		326,879	359,101	None	None	326,879	359,101	685,980	181,344		5/14/2002	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Las Vegas	NV		316,441	369,768	None	None	316,441	369,768	686,209	186,731		5/14/2002	300
Las Vegas	NV		252,169	562,715	None	None	252,169	562,715	814,884	284,169		5/14/2002	300
Las Vegas	NV		1,940,015	3,624,877	None	None	1,940,015	3,624,877	5,564,892	283,949		1/22/2013	300
Sparks	NV		326,813	306,311	None	None	326,813	306,311	633,124	154,685		5/14/2002	300
Albion	NY		170,589	317,424	None	None	170,589	317,424	488,013	200,498		3/31/1999	300
Bethpage	NY		334,120	621,391	None	None	334,120	621,391	955,511	181,239		9/4/2007	300
Commack	NY		400,427	744,533	None	None	400,427	744,533	1,144,960	217,155		9/4/2007	300
East Amherst	NY		260,708	484,788	None	156	260,708	484,944	745,652	306,372		3/31/1999	300
East Syracuse	NY		250,609	466,264	None	156	250,609	466,420	717,029	294,668		3/31/1999	300
Freeport	NY		134,828	251,894	None	None	134,828	251,894	386,722	73,469		9/4/2007	300
Johnson City	NY		242,863	451,877	None	156	242,863	452,033	694,896	285,580		3/31/1999	300
Queens Village	NY		242,775	451,749	None	None	242,775	451,749	694,524	131,760		9/4/2007	300
Riverhead	NY		143,929	268,795	None	None	143,929	268,795	412,724	78,398		9/4/2007	300
Wellsville	NY		161,331	300,231	None	None	161,331	300,231	461,562	189,638		3/31/1999	300
West Amherst	NY		268,692	499,619	None	156	268,692	499,775	768,467	315,740		3/31/1999	300
Akron	OH		139,126	460,334	None	411	139,126	460,745	599,871	318,481		9/18/1997	300
Beavercreek	OH		205,000	492,538	None	None	205,000	492,538	697,538	350,522	2/13/1997	9/9/1996	300
Canal Winchester	OH		443,751	825,491	None	None	443,751	825,491	1,269,242	395,905	12/19/2002	8/21/2002	300
Centerville	OH		305,000	420,448	None	None	305,000	420,448	725,448	310,431	7/24/1996	6/28/1996	300
Cincinnati	OH		211,185	392,210	None	None	211,185	392,210	603,395	174,534		11/3/2003	300
Cincinnati	OH		305,556	244,662	None	None	305,556	244,662	550,218	100,719		9/17/2004	300
Cincinnati	OH		589,286	160,932	None	None	589,286	160,932	750,218	66,250		9/17/2004	300
Cincinnati	OH		159,375	265,842	None	None	159,375	265,842	425,217	109,438		9/17/2004	300
Cincinnati	OH		350,000	300,217	None	None	350,000	300,217	650,217	120,587		12/20/2004	300
Cleveland	OH		337,593	451,944	None	None	337,593	451,944	789,537	210,154		5/27/2003	300
Cleveland	OH		317,308	307,842	None	None	317,308	307,842	625,150	126,728		9/17/2004	300
Columbus	OH		71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/2/1985	300
Columbus	OH		75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/1985	300
Columbus	OH		432,110	386,553	None	None	432,110	386,553	818,663	179,746		5/27/2003	300
Columbus	OH		466,696	548,133	None	None	466,696	548,133	1,014,829	254,881		5/27/2003	300
Columbus	OH		337,679	272,484	None	None	337,679	272,484	610,163	112,172		9/17/2004	300
Columbus	OH		190,000	260,162	None	None	190,000	260,162	450,162	107,100		9/17/2004	300
Columbus	OH		371,429	278,734	None	None	371,429	278,734	650,163	114,745		9/17/2004	300
Cuyahoga Falls	OH		253,750	271,400	None	None	253,750	271,400	525,150	111,726		9/17/2004	300
Dayton	OH		70,000	324,538	None	None	70,000	324,538	394,538	324,538		10/31/1985	300
Dayton	OH		349,091	251,127	None	None	349,091	251,127	600,218	103,380		9/17/2004	300
Dublin	OH		437,887	428,046	None	None	437,887	428,046	865,933	199,040		5/27/2003	300
Fairfield	OH		323,408	235,024	44,232	3,330	323,408	282,586	605,994	178,216		9/17/1997	300
Fairlawn	OH		280,000	270,150	None	None	280,000	270,150	550,150	111,211		9/17/2004	300
Findlay	OH		283,515	397,004	None	114	283,515	397,118	680,633	270,712		12/24/1997	300
Hamilton	OH		252,608	413,279	None	None	252,608	413,279	665,887	289,981	3/31/1997	10/4/1996	300
Huber Heights	OH		282,000	449,381	None	None	282,000	449,381	731,381	322,805	12/3/1996	7/18/1996	300
Lima	OH		241,132	114,085	None	None	241,132	114,085	355,217	46,965		9/17/2004	300
Marion	OH		100,000	275,162	None	None	100,000	275,162	375,162	110,524		12/20/2004	300
Mason	OH		310,990	405,373	None	None	310,990	405,373	716,363	188,498		5/27/2003	300
Mount Vernon	OH		216,115	375,357	None	114	216,115	375,471	591,586	255,952		12/30/1997	300
Norwalk	OH		200,205	366,000	None	114	200,205	366,114	566,319	249,572		12/19/1997	300
Parma	OH		268,966	381,184	None	None	268,966	381,184	650,150	156,921		9/17/2004	300
Reynoldsburg	OH		267,750	497,371	None	None	267,750	497,371	765,121	204,751		9/15/2004	300
Reynoldsburg	OH		374,000	176,162	None	None	374,000	176,162	550,162	72,520		9/17/2004	300
Sandusky	OH		264,708	404,011	None	114	264,708	404,125	668,833	275,488		12/19/1997	300
Solon	OH		794,305	222,797	None	None	794,305	222,797	1,017,102	103,601		5/27/2003	300
Springboro	OH		191,911	522,902	None	None	191,911	522,902	714,813	371,973		3/7/1997	300
Springfield	OH		320,000	280,217	None	None	320,000	280,217	600,217	115,356		9/17/2004	300
Springfield	OH		189,091	136,127	None	None	189,091	136,127	325,218	56,038		9/17/2004	300
Stow	OH		310,000	415,150	None	None	310,000	415,150	725,150	170,903		9/17/2004	300
Toledo	OH		120,000	230,217	None	None	120,000	230,217	350,217	94,772		9/17/2004	300
Toledo	OH		250,000	175,217	None	None	250,000	175,217	425,217	72,131		9/17/2004	300
Toledo	OH		320,000	280,217	None	None	320,000	280,217	600,217	115,356		9/17/2004	300
Toledo	OH		250,000	530,217	None	None	250,000	530,217	780,217	218,272		9/17/2004	300
West Chester	OH		446,449	768,644	None	None	446,449	768,644	1,215,093	351,400	6/27/2003	3/11/2003	300
Willowick	OH		321,347	459,774	None	209	321,347	459,983	781,330	350,403		12/22/1995	300
Zanesville	OH		125,000	300,162	None	None	125,000	300,162	425,162	123,566		9/17/2004	300
Midwest City	OK		106,312	333,551	None	5	106,312	333,556	439,868	218,560	8/6/1998	8/8/1997	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tulsa	OK		133,648	249,702	None	None	133,648	249,702	383,350	72,830		9/4/2007	300
Portland	OR		251,499	345,952	None	58	251,499	346,010	597,509	169,532		9/26/2002	300
Salem	OR		337,711	253,855	None	58	337,711	253,913	591,624	128,212		5/14/2002	300
Bethel Park	PA		299,595	331,264	None	114	299,595	331,378	630,973	225,902		12/19/1997	300
Bethlehem	PA		275,328	389,067	None	172	275,328	389,239	664,567	265,330		12/19/1997	300
Bethlehem	PA		229,162	310,526	None	172	229,162	310,698	539,860	211,781		12/24/1997	300
Bridgeville	PA		275,000	375,150	None	None	275,000	375,150	650,150	154,436		9/17/2004	300
Coraopolis	PA		225,000	375,150	None	None	225,000	375,150	600,150	154,436		9/17/2004	300
Harrisburg	PA		131,529	220,317	(2,515)	None	129,014	220,317	349,331	111,256		5/14/2002	300
Monroeville	PA		275,000	250,150	None	None	275,000	250,150	525,150	102,978		9/17/2004	300
North Wales	PA		2,813,873	4,379,809	None	None	2,813,873	4,379,809	7,193,682	343,085		1/22/2013	300
Pittsburgh	PA		378,715	685,374	None	None	378,715	685,374	1,064,089	333,902	8/22/2002	1/17/2002	300
Pittsburgh	PA		219,938	408,466	None	None	219,938	408,466	628,404	181,768		11/3/2003	300
Pittsburgh	PA		175,000	300,150	None	None	175,000	300,150	475,150	123,561		9/17/2004	300
Pittsburgh	PA		243,750	406,400	None	None	243,750	406,400	650,150	167,301		9/17/2004	300
Pittsburgh	PA		208,333	416,817	None	None	208,333	416,817	625,150	171,589		9/17/2004	300
Pittsburgh	PA		121,429	303,721	None	None	121,429	303,721	425,150	125,032		9/17/2004	300
Warminster	PA		323,847	216,999	(3,929)	None	319,918	216,999	536,917	109,581		5/14/2002	300
Wexford	PA		284,375	240,775	None	None	284,375	240,775	525,150	99,119		9/17/2004	300
York	PA		249,436	347,424	None	172	249,436	347,596	597,032	236,938		12/30/1997	300
Charleston	SC		217,250	294,079	6,700	159	217,250	300,938	518,188	206,306	7/14/1997	3/13/1997	300
Columbia	SC		267,622	298,594	4,116	None	267,622	302,710	570,332	199,866	3/31/1998	11/5/1997	300
Greenville	SC		221,946	315,163	None	168	221,946	315,331	537,277	217,077	9/5/1997	3/31/1997	300
Lexington	SC		241,534	342,182	None	302	241,534	342,484	584,018	215,447		9/24/1998	300
North Charleston	SC		174,980	341,466	5,875	213	174,980	347,554	522,534	227,187	8/6/1998	3/12/1998	300
Sioux Falls	SD		48,833	91,572	None	None	48,833	91,572	140,405	26,708		9/4/2007	300
Brentwood	TN		305,546	505,728	None	None	305,546	505,728	811,274	343,044	3/13/1998	5/28/1997	300
Hendersonville	TN		175,764	327,096	None	None	175,764	327,096	502,860	156,461		1/21/2003	300
Hermitage	TN		204,296	172,695	None	None	204,296	172,695	376,991	87,209		5/14/2002	300
Madison	TN		175,769	327,068	None	None	175,769	327,068	502,837	156,448		1/21/2003	300
Memphis	TN		108,094	217,079	None	None	108,094	217,079	325,173	109,622		5/14/2002	300
Memphis	TN		214,110	193,591	None	None	214,110	193,591	407,701	97,761		5/14/2002	300
Memphis	TN		215,017	216,794	None	None	215,017	216,794	431,811	108,759		6/27/2002	300
Murfreesboro	TN		150,411	215,528	None	None	150,411	215,528	365,939	108,840		5/14/2002	300
Nashville	TN		342,960	227,440	None	None	342,960	227,440	570,400	157,262		9/17/1997	300
Carrollton	TX		174,284	98,623	None	None	174,284	98,623	272,907	49,803		5/14/2002	300
Carrollton	TX		177,041	199,088	None	None	177,041	199,088	376,129	100,538		5/14/2002	300
Dallas	TX		234,604	325,951	12,719	15,373	234,604	354,043	588,647	247,584	8/9/1996	2/19/1996	300
Fort Worth	TX		83,530	111,960	None	None	83,530	111,960	195,490	56,538		5/14/2002	300
Houston	TX		285,000	369,697	None	234	285,000	369,931	654,931	254,572	8/8/1997	8/8/1997	300
Humble	TX		257,169	325,652	None	None	257,169	325,652	582,821	164,452		5/14/2002	300
Lake Jackson	TX		197,170	256,376	None	None	197,170	256,376	453,546	129,468		5/14/2002	300
Lewisville	TX		199,942	324,736	None	149	199,942	324,885	524,827	238,802	8/2/1996	2/14/1996	300
Lewisville	TX		130,238	207,683	None	None	130,238	207,683	337,921	104,188		6/27/2002	300
Mansfield	TX		420,000	780,000	None	None	420,000	780,000	1,200,000	149,500		3/25/2010	300
Waco	TX		232,105	431,053	None	None	232,105	431,053	663,158	82,618		3/25/2010	300
Wylie	TX		252,000	468,000	None	None	252,000	468,000	720,000	89,700		3/25/2010	300
American Fork	UT		849,848	2,561,827	None	None	849,848	2,561,827	3,411,675	132,361		9/26/2013	300
Layton	UT		1,045,604	1,199,557	None	None	1,045,604	1,199,557	2,245,161	1,999		12/16/2014	300
Park City	UT		2,121,254	2,433,585	None	None	2,121,254	2,433,585	4,554,839	4,056		12/16/2014	300
South Jordan	UT		1,620,150	1,879,850	None	None	1,620,150	1,879,850	3,500,000	90,859		10/15/2013	300
Richmond	VA		403,549	876,981	None	None	403,549	876,981	1,280,530	383,350	7/8/2004	10/17/2002	300
Roanoke	VA		349,628	322,545	None	153	349,628	322,698	672,326	219,991		12/19/1997	300
Warrenton	VA		186,723	241,173	None	None	186,723	241,173	427,896	121,789		5/14/2002	300
Bremerton	WA		261,172	373,080	None	2,621	261,172	375,701	636,873	271,759	3/19/1997	7/24/1996	300
Tacoma	WA		109,127	202,691	None	None	109,127	202,691	311,818	59,118		9/4/2007	300
Milwaukee	WI		173,005	499,244	None	None	173,005	499,244	672,249	380,257		12/22/1995	300
Milwaukee	WI		152,509	475,480	None	197	152,509	475,677	628,186	348,063		9/27/1996	300
Mount Pleasant	WI		184,002	114,167	None	None	184,002	114,167	298,169	57,653		5/14/2002	300
New Berlin	WI		188,491	466,268	None	490	188,491	466,758	655,249	355,431		12/22/1995	300

Automotive tire services
Athens	AL		760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	459,381		11/22/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Auburn	AL		660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	399,632		11/22/2006	300
Birmingham	AL		635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	384,292		11/22/2006	300
Birmingham	AL		620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	374,881		11/22/2006	300
Daphne	AL		876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	529,961		11/22/2006	300
Decatur	AL		635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	384,483		11/22/2006	300
Dothan	AL		455,651	565,343	None	None	455,651	565,343	1,020,994	139,069	10/17/2008	6/10/2008	300
Foley	AL		870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	526,137		11/22/2006	300
Gardendale	AL		610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	368,779		11/22/2006	300
Hoover	AL		504,396	938,299	None	None	504,396	938,299	1,442,695	304,943		11/22/2006	300
Huntsville	AL		499,843	929,863	None	500	499,843	930,363	1,430,206	302,701		11/22/2006	300
Huntsville	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	383,983		11/22/2006	300
Madison	AL		635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	383,994		11/22/2006	300
Mobile	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	383,983		11/22/2006	300
Mobile	AL		525,750	977,810	None	None	525,750	977,810	1,503,560	317,784		11/22/2006	300
Montgomery	AL		544,181	654,046	None	500	544,181	654,546	1,198,727	172,285		1/24/2008	300
Orange Beach	AL		630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	381,408		11/22/2006	300
Pelham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	383,792		11/22/2006	300
Phenix City	AL		630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	381,404		11/22/2006	300
Benton	AR	1,291,458	976,474	2,016,354	None	None	976,474	2,016,354	2,992,828	157,948		1/22/2013	300
Tucson	AZ		178,297	396,004	None	None	178,297	396,004	574,301	396,004		1/19/1990	300
Arvada	CO		301,489	931,092	None	None	301,489	931,092	1,232,581	526,105	9/22/2000	11/18/1999	300
Aurora	CO		221,691	492,382	None	None	221,691	492,382	714,073	492,382		1/29/1990	300
Aurora	CO		353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	626,207	1/3/2001	3/10/2000	300
Colorado Springs	CO		280,193	622,317	None	None	280,193	622,317	902,510	622,317		1/23/1990	300
Colorado Springs	CO		192,988	433,542	None	None	192,988	433,542	626,530	384,456		5/20/1993	300
Denver	CO		688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	638,762	1/10/2003	5/30/2002	300
Grand Junction	CO	1,378,927	1,121,415	2,315,649	None	None	1,121,415	2,315,649	3,437,064	181,393		1/22/2013	300
Westminster	CO		526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	606,605	1/12/2001	1/18/2000	300
Destin	FL		1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	624,838		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	384,332		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	384,332		11/22/2006	300
Lakeland	FL		500,000	645,402	None	None	500,000	645,402	1,145,402	420,775	6/4/1998	12/31/1997	300
Middleburg	FL		1,167,247	2,410,289	5,843	None	1,167,247	2,416,132	3,583,379	189,991		1/22/2013	300
Milton	FL		635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	383,868		11/22/2006	300
Niceville	FL		920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	556,273		11/22/2006	300
Orlando	FL		635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	384,346		11/22/2006	300
Orlando	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	380,904		11/22/2006	300
Oviedo	FL		971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	587,200		11/22/2006	300
Pace	FL		630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	381,394		11/22/2006	300
Panama City	FL		635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	384,346		11/22/2006	300
Pensacola	FL		635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	383,841		11/22/2006	300
Pensacola	FL		588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	355,588		11/22/2006	300
Saint Cloud	FL		525,207	976,968	None	None	525,207	976,968	1,502,175	317,511		11/22/2006	300
Sanford	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	380,904		11/22/2006	300
Tallahassee	FL		419,902	781,405	None	None	419,902	781,405	1,201,307	253,952		11/22/2006	300
Tallahassee	FL		611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	370,342		11/22/2006	300
Tampa	FL		427,395	472,030	None	None	427,395	472,030	899,425	307,766	6/10/1998	12/5/1997	300
Union Park	FL		1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	606,539		11/22/2006	300
Alpharetta	GA		630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	381,354		11/22/2006	300
Atlanta	GA		55,840	258,889	16,005	14,141	55,840	289,035	344,875	271,843		11/27/1985	300
Canton	GA		1,010,000	1,352,903	None	None	1,010,000	1,352,903	2,362,903	29,313		6/30/2014	300
Columbus	GA		630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	380,892		11/22/2006	300
Conyers	GA		531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	599,669	3/28/2002	11/13/2001	300
Conyers	GA		635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	383,830		11/22/2006	300
Douglasville	GA		795,842	1,643,361	None	None	795,842	1,643,361	2,439,203	128,730		1/22/2013	300
Duluth	GA		638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	528,030		11/29/2003	300
Hiram	GA		635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	383,826		11/22/2006	300
Kennesaw	GA		519,903	967,180	None	None	519,903	967,180	1,487,083	314,329		11/22/2006	300
Kennesaw	GA		659,964	1,827,997	None	None	659,964	1,827,997	2,487,961	143,193		1/22/2013	300
Lawrenceville	GA		635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	384,366		11/22/2006	300
Lilburn	GA		994,894	1,807,565	None	None	994,894	1,807,565	2,802,459	141,593		1/22/2013	300
Marietta	GA		500,293	930,657	None	None	500,293	930,657	1,430,950	302,460		11/22/2006	300
McDonough	GA		635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	384,332		11/22/2006	300
McDonough	GA		910,000	1,400,696	None	None	910,000	1,400,696	2,310,696	30,348		6/30/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Peachtree City	GA		625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	377,915		11/22/2006	300
Roswell	GA		515,617	959,138	None	None	515,617	959,138	1,474,755	311,716		11/22/2006	300
Sandy Springs	GA		586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	354,324		11/22/2006	300
Stockbridge	GA		632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	382,526		11/22/2006	300
Aurora	IL		513,204	953,885	None	None	513,204	953,885	1,467,089	424,475		11/29/2003	300
Joliet	IL		452,267	840,716	None	None	452,267	840,716	1,292,983	374,114		11/29/2003	300
Lombard	IL		428,170	795,965	None	2,000	428,170	797,965	1,226,135	355,265		11/29/2003	300
Niles	IL		366,969	682,306	None	None	366,969	682,306	1,049,275	303,622		11/29/2003	300
Orland Park	IL		663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	548,343		11/29/2003	300
Vernon Hills	IL		524,948	975,668	None	None	524,948	975,668	1,500,616	434,168		11/29/2003	300
West Dundee	IL		530,835	986,628	None	None	530,835	986,628	1,517,463	439,045		11/29/2003	300
Overland Park	KS		1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	910,941		11/29/2003	300
Wichita	KS	1,224,570	935,607	1,989,962	None	None	935,607	1,989,962	2,925,569	155,880		1/22/2013	300
Winchester	KY		355,474	929,177	20,045	22,651	355,474	971,873	1,327,347	626,499		6/30/1998	300
Baton Rouge	LA	1,440,670	1,158,316	2,391,847	None	None	1,158,316	2,391,847	3,550,163	187,361		1/22/2013	300
Allston	MA		576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	476,821		11/29/2003	300
Billerica	MA		399,043	462,240	None	172	399,043	462,412	861,455	327,431		4/2/1997	300
Shrewsbury	MA		721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	596,257		11/29/2003	300
Waltham	MA		338,955	630,279	None	None	338,955	630,279	969,234	280,470		11/29/2003	300
Weymouth	MA		752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	622,016		11/29/2003	300
Woburn	MA		676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	559,814		11/29/2003	300
Annapolis	MD		780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	645,629		11/29/2003	300
Bowie	MD		734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	607,408		11/29/2003	300
Capitol Heights	MD		701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	580,257		11/29/2003	300
Germantown	MD		808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	668,347		11/29/2003	300
Waldorf	MD		427,033	793,854	None	None	427,033	793,854	1,220,887	353,261		11/29/2003	300
Eagan	MN		902,443	845,536	None	None	902,443	845,536	1,747,979	553,852	6/19/1998	2/20/1998	300
Grandview	MO		347,150	711,024	None	None	347,150	711,024	1,058,174	463,384	8/20/1998	2/20/1998	300
Independence	MO		721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	596,220		11/29/2003	300
Lake Saint Louis	MO		1,222,303	2,019,908	None	None	1,222,303	2,019,908	3,242,211	158,226		1/22/2013	300
Saint Louis	MO		386,112	717,856	None	None	386,112	717,856	1,103,968	319,442		11/29/2003	300
Charlotte	NC		508,100	457,295	None	None	508,100	457,295	965,395	212,642		5/27/2003	300
Charlotte	NC		181,662	338,164	None	None	181,662	338,164	519,826	150,479		11/29/2003	300
Clemmons	NC		630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	313,546		11/9/2007	300
Jamestown	NC		650,000	857,823	None	None	650,000	857,823	1,507,823	244,479		11/9/2007	300
Matthews	NC		489,063	909,052	None	None	489,063	909,052	1,398,115	404,524		11/29/2003	300
Omaha	NE		253,128	810,922	None	32	253,128	810,954	1,064,082	496,078	7/22/1999	3/4/1999	300
Manchester	NH		722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	597,469		11/29/2003	300
Newington	NH		690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	571,209		11/29/2003	300
Salem	NH		597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	494,417		11/29/2003	300
Deptford	NJ		619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	512,218		11/29/2003	300
Maple Shade	NJ		508,285	944,750	None	None	508,285	944,750	1,453,035	420,410		11/29/2003	300
Northfield	NJ		1,364,997	2,361,337	None	None	1,364,997	2,361,337	3,726,334	184,971		1/22/2013	300
Albuquerque	NM		1,210,015	2,498,602	None	None	1,210,015	2,498,602	3,708,617	195,724		1/22/2013	300
Akron	OH		242,133	450,467	None	None	242,133	450,467	692,600	200,454		11/29/2003	300
Cambridge	OH		103,368	192,760	None	None	103,368	192,760	296,128	85,774		11/29/2003	300
Canton	OH		337,161	626,948	None	None	337,161	626,948	964,109	278,988		11/29/2003	300
Cleveland	OH		582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	481,418		11/29/2003	300
Columbus	OH		385,878	717,422	None	None	385,878	717,422	1,103,300	319,249		11/29/2003	300
Edmond	OK		1,240,403	2,561,350	None	None	1,240,403	2,561,350	3,801,753	200,639		1/22/2013	300
Oklahoma City	OK		509,370	752,691	None	None	509,370	752,691	1,262,061	468,094	4/14/1999	9/24/1998	300
Oklahoma City	OK		404,815	771,625	None	76	404,815	771,701	1,176,516	479,864	4/9/1999	10/16/1998	300
Oklahoma City	OK		1,127,056	2,327,297	None	None	1,127,056	2,327,297	3,454,353	182,305		1/22/2013	300
Owasso	OK		1,078,296	2,226,612	5,698	None	1,078,296	2,232,310	3,310,606	176,020		1/22/2013	300
Tulsa	OK		964,367	1,996,137	5,993	None	964,367	2,002,130	2,966,497	157,875		1/22/2013	300
Yukon	OK		1,173,070	2,422,313	10,243	None	1,173,070	2,432,556	3,605,626	191,598		1/22/2013	300
Greensburg	PA		594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	491,983		11/29/2003	300
Lancaster	PA		431,050	801,313	None	None	431,050	801,313	1,232,363	356,580		11/29/2003	300
Mechanicsburg	PA		455,854	847,377	None	None	455,854	847,377	1,303,231	377,079		11/29/2003	300
Monroeville	PA		723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	598,402		11/29/2003	300
Philadelphia	PA		334,939	622,821	None	None	334,939	622,821	957,760	277,151		11/29/2003	300
Pittsburgh	PA		384,756	715,339	None	None	384,756	715,339	1,100,095	318,322		11/29/2003	300
York	PA		389,291	723,760	None	None	389,291	723,760	1,113,051	322,069		11/29/2003	300
Columbia	SC		343,785	295,001	183,130	None	343,785	478,131	821,916	382,319	5/27/1997	2/7/1997	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sioux Falls	SD		332,979	498,108	None	None	332,979	498,108	831,087	326,275	6/1/1999	2/27/1998	300
Goodlettsville	TN		601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	497,285		11/29/2003	300
Hermitage	TN		560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	502,323	10/15/2001	5/9/2001	300
Allen	TX		1,162,614	2,400,722	46,748	None	1,162,614	2,447,470	3,610,084	190,978		1/22/2013	300
Arlington	TX		599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	495,840		11/29/2003	300
Austin	TX		185,454	411,899	None	None	185,454	411,899	597,353	410,454		2/6/1990	300
Austin	TX		710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	587,526		11/29/2003	300
Austin	TX		590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	488,637		11/29/2003	300
Austin	TX		569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	471,338		11/29/2003	300
Austin	TX		532,497	989,715	None	None	532,497	989,715	1,522,212	440,419		11/29/2003	300
Austin	TX	1,363,491	1,066,021	2,201,264	None	None	1,066,021	2,201,264	3,267,285	172,432		1/22/2013	300
Carrollton	TX		568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	470,091		11/29/2003	300
Conroe	TX		396,068	736,346	None	None	396,068	736,346	1,132,414	327,670		11/29/2003	300
Crowley	TX		1,103,218	2,278,074	None	None	1,103,218	2,278,074	3,381,292	178,449		1/22/2013	300
Dallas	TX		191,267	424,811	None	None	191,267	424,811	616,078	424,811		1/26/1990	300
Fort Worth	TX		543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	449,884		11/29/2003	300
Garland	TX		242,887	539,461	None	91	242,887	539,552	782,439	539,481		1/19/1990	300
Harlingen	TX		134,599	298,948	None	None	134,599	298,948	433,547	298,948		1/17/1990	300
Houston	TX		151,018	335,417	None	58	151,018	335,475	486,493	335,421		1/25/1990	300
Houston	TX		392,113	729,002	None	None	392,113	729,002	1,121,115	324,402		11/29/2003	300
Houston	TX		1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	851,883		11/29/2003	300
Houston	TX		619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	511,991		11/29/2003	300
Houston	TX		642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	531,325		11/29/2003	300
Houston	TX		872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	721,710		11/29/2003	300
Humble	TX		612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	506,465		11/29/2003	300
League City	TX		1,032,003	2,131,018	None	None	1,032,003	2,131,018	3,163,021	166,930		1/22/2013	300
Leon Valley	TX		178,221	395,834	None	None	178,221	395,834	574,055	395,834		1/17/1990	300
Leon Valley	TX		529,967	985,046	None	None	529,967	985,046	1,515,013	438,341		11/29/2003	300
Mesquite	TX		591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	489,213		11/29/2003	300
Pasadena	TX		107,391	238,519	None	58	107,391	238,577	345,968	238,523		1/24/1990	300
Pasedena	TX		147,535	274,521	10,646	92	147,535	285,259	432,794	176,826		12/31/1998	300
Pearland	TX	1,286,313	935,739	1,932,240	None	None	935,739	1,932,240	2,867,979	151,359		1/22/2013	300
Plano	TX		187,564	417,157	700	91	187,564	417,948	605,512	416,996		1/18/1990	300
Plano	TX		494,407	918,976	None	None	494,407	918,976	1,413,383	408,940		11/29/2003	300
Richardson	TX		555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	459,172		11/29/2003	300
Rockwall	TX		1,178,158	2,432,819	None	None	1,178,158	2,432,819	3,610,977	190,571		1/22/2013	300
San Antonio	TX		245,164	544,518	None	None	245,164	544,518	789,682	542,608		2/14/1990	300
San Antonio	TX		688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	569,136		11/29/2003	300
Stafford	TX		706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	584,457		11/29/2003	300
Waco	TX		401,999	747,362	None	None	401,999	747,362	1,149,361	332,572		11/29/2003	300
Weatherford	TX		971,317	2,005,706	None	None	971,317	2,005,706	2,977,023	157,114		1/22/2013	300
Webster	TX		600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	496,421		11/29/2003	300
Bountiful	UT		183,750	408,115	None	111	183,750	408,226	591,976	408,226		1/30/1990	300
Alexandria	VA		542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	448,926		11/29/2003	300
Alexandria	VA		592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	490,171		11/29/2003	300
Chesapeake	VA		770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	317,015		11/9/2007	300
Chester	VA		1,204,525	2,487,265	None	None	1,204,525	2,487,265	3,691,790	194,836		1/22/2013	300
Lynchburg	VA		342,751	637,329	None	None	342,751	637,329	980,080	283,608		11/29/2003	300
Virginia Beach	VA		780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	292,519		11/9/2007	300
Woodbridge	VA		774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	640,710		11/29/2003	300
Lakewood	WA		187,111	415,579	None	None	187,111	415,579	602,690	415,579		1/25/1990	300
Brown Deer	WI		257,408	802,141	None	None	257,408	802,141	1,059,549	514,770	12/15/1998	7/16/1998	300
Delafield	WI		324,574	772,702	None	None	324,574	772,702	1,097,276	471,981	7/29/1999	2/26/1999	300
Madison	WI		452,630	811,977	None	None	452,630	811,977	1,264,607	526,488	10/20/1998	4/7/1998	300
Milwaukee	WI		1,304,098	2,692,877	None	None	1,304,098	2,692,877	3,996,975	210,942		1/22/2013	300
Oak Creek	WI		420,465	852,408	None	None	420,465	852,408	1,272,873	552,704	8/7/1998	3/20/1998	300

Beverages
Calistoga	CA		12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	510,571		6/25/2010	300
Calistoga	CA		5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	3,843,153		6/25/2010	300
Calistoga	CA		6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	286,465		6/25/2010	300
Calistoga	CA		4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	365,264		6/25/2010	300
Calistoga	CA		8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	375,522		6/25/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Calistoga	CA		12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	893,519		6/25/2010	300
Calistoga	CA		45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	1,901,208		6/25/2010	300
Calistoga	CA		10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	903,281		12/15/2010	300
Calistoga	CA		6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	63,768		12/15/2011	300
Napa	CA		6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	4,541,667		6/25/2010	300
Napa	CA		11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	521,079		6/25/2010	300
Napa	CA		17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	1,117,243		6/25/2010	300
Napa	CA		23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	1,204,361		6/25/2010	300
Napa	CA		10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	71,708		9/17/2010	300
Napa	CA		4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	48,327		12/15/2010	300
Paicines	CA		12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	338,115		12/15/2010	300
Saint Helena	CA		15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	767,753		6/25/2010	300
Shreveport	LA		1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	1,206,116		4/22/2011	300

Book stores
Tampa	FL		998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	2,650,929		3/11/1997	300

Child care
Hoover	AL		63,800	295,791	52,743	16,414	63,800	364,948	428,748	300,802		10/31/1984	300
Avondale	AZ		242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	702,035	4/20/1999	7/28/1998	300
Chandler	AZ		291,720	647,923	None	61	291,720	647,984	939,704	647,983		12/11/1987	300
Chandler	AZ		271,695	603,446	9,758	19,469	271,695	632,673	904,368	616,387		12/14/1987	300
Mesa	AZ		308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	627,370	7/26/1999	1/13/1999	300
Phoenix	AZ		260,719	516,181	None	32,186	260,719	548,367	809,086	515,628		12/26/1990	300
Scottsdale	AZ		291,993	648,529	None	61	291,993	648,590	940,583	648,590		12/14/1987	300
Scottsdale	AZ		264,504	587,471	None	27,528	264,504	614,999	879,503	596,689		6/29/1990	300
Tempe	AZ		292,200	648,989	None	225	292,200	649,214	941,414	649,164		3/10/1988	300
Tucson	AZ		304,500	676,303	None	62	304,500	676,365	980,865	676,330		9/28/1988	300
Tucson	AZ		283,500	546,878	None	226	283,500	547,104	830,604	547,040		9/29/1988	300
Calabasas	CA		156,430	725,248	100,838	58,367	156,430	884,453	1,040,883	821,901		9/26/1985	300
Carmichael	CA		131,035	607,507	80,368	21,673	131,035	709,548	840,583	635,567		8/22/1986	300
Chino	CA		155,000	634,071	None	16,201	155,000	650,272	805,272	634,838		10/6/1983	180
Chula Vista	CA		350,563	778,614	None	43,353	350,563	821,967	1,172,530	812,955		10/30/1987	300
El Cajon	CA		157,804	731,621	2,540	44,802	157,804	778,963	936,767	759,176		12/19/1985	300
Escondido	CA		276,286	613,638	5,000	44,375	276,286	663,013	939,299	647,308		12/31/1987	300
Folsom	CA		281,563	625,363	None	None	281,563	625,363	906,926	625,363		10/23/1987	300
Gold River	CA		276,328	613,733	24,967	None	276,328	638,700	915,028	634,506		3/22/1989	300
Mission Viejo	CA		353,891	744,367	12,500	None	353,891	756,867	1,110,758	664,764		6/24/1993	300
Oceanside	CA		145,568	674,889	17,000	None	145,568	691,889	837,457	686,349		12/23/1985	300
Palmdale	CA		249,490	554,125	9,864	None	249,490	563,989	813,479	563,946		9/14/1988	300
Rancho Cucamonga	CA		471,733	1,047,739	149,765	170	471,733	1,197,674	1,669,407	1,085,149		12/30/1987	300
Simi Valley	CA		208,585	967,055	79,082	108	208,585	1,046,245	1,254,830	1,009,314		12/20/1985	300
Valencia	CA		301,295	669,185	70,470	46	301,295	739,701	1,040,996	706,965		6/23/1988	300
Walnut	CA		217,365	1,007,753	49,807	51,049	217,365	1,108,609	1,325,974	1,037,180		8/22/1986	300
Aurora	CO		287,000	637,440	20,313	18,188	287,000	675,941	962,941	646,241		12/31/1987	300
Broomfield	CO		155,306	344,941	25,000	82	155,306	370,023	525,329	366,016		3/15/1988	300
Colorado Springs	CO		58,400	271,217	25,000	82	58,400	296,299	354,699	289,694		12/22/1982	180
Fort Collins	CO		55,200	256,356	15,030	79	55,200	271,465	326,665	258,092		12/22/1982	180
Greenwood Village	CO		131,216	608,372	6,862	21,261	131,216	636,495	767,711	632,738		12/5/1986	300
Littleton	CO		161,617	358,956	None	82	161,617	359,038	520,655	359,009		12/10/1987	300
Longmont	CO		115,592	535,931	None	71	115,592	536,002	651,594	535,976		3/25/1986	300
Louisville	CO		58,089	269,313	22,582	89	58,089	291,984	350,073	273,405		6/22/1984	300
Parker	CO		153,551	341,042	None	82	153,551	341,124	494,675	341,095		10/19/1987	300
Westminster	CO		306,387	695,737	32,991	11,233	306,387	739,961	1,046,348	706,561		9/27/1989	300
Bradenton	FL		160,060	355,501	25,000	79	160,060	380,580	540,640	375,558		5/5/1988	300
Clearwater	FL		42,223	269,380	None	79	42,223	269,459	311,682	269,453		12/22/1981	180
Jacksonville	FL		48,000	243,060	None	None	48,000	243,060	291,060	243,060		12/22/1981	180
Jacksonville	FL		184,800	410,447	22,872	None	184,800	433,319	618,119	427,319		3/30/1989	300
Margate	FL		66,686	309,183	None	240	66,686	309,423	376,109	309,423		12/16/1986	300
Melbourne	FL		256,439	549,345	None	79	256,439	549,424	805,863	486,456		4/16/1993	300
Niceville	FL		73,696	341,688	None	None	73,696	341,688	415,384	341,688		12/3/1986	300
Orlando	FL		68,001	313,922	None	None	68,001	313,922	381,923	313,922		9/4/1985	300
Orlando	FL		159,177	353,538	None	154	159,177	353,692	512,869	353,646		7/2/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oviedo	FL		166,409	369,598	None	154	166,409	369,752	536,161	369,706		11/20/1987	300
Panama City	FL		69,500	244,314	82,701	240	69,500	327,255	396,755	280,357		6/15/1982	180
Pensacola	FL		147,000	326,492	20,000	240	147,000	346,732	493,732	336,044		3/28/1989	300
Royal Palm Beach	FL		194,193	431,309	25,000	None	194,193	456,309	650,502	447,004		11/15/1988	300
Saint Augustine	FL		44,800	213,040	23,090	None	44,800	236,130	280,930	225,443		12/22/1981	180
Sunrise	FL		245,000	533,280	92,266	207	245,000	625,753	870,753	581,274		5/25/1989	300
Tampa	FL		53,385	199,846	None	154	53,385	200,000	253,385	199,954		12/22/1981	180
Duluth	GA		310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	632,721	8/25/1999	6/7/1999	300
Ellenwood	GA		119,678	275,414	58,545	274	119,678	334,233	453,911	295,421		11/16/1988	300
Lawrenceville	GA		141,449	314,161	156,426	14,614	141,449	485,201	626,650	382,095		7/7/1988	300
Lithia Springs	GA		187,444	363,358	None	84	187,444	363,442	550,886	363,421		12/28/1989	300
Lithonia	GA		239,715	524,459	24,410	380	239,715	549,249	788,964	506,152		8/20/1991	300
Marietta	GA		148,620	330,090	25,000	None	148,620	355,090	503,710	350,935		9/16/1988	300
Marietta	GA		295,750	596,299	None	17,263	295,750	613,562	909,312	613,562		12/30/1988	300
Marietta	GA		301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	701,798		12/30/1988	300
Smyrna	GA		274,750	610,229	None	None	274,750	610,229	884,979	610,229		11/15/1988	300
Stockbridge	GA		168,700	374,688	62,622	2,909	168,700	440,219	608,919	400,940		3/28/1989	300
Cedar Rapids	IA		194,950	427,085	None	None	194,950	427,085	622,035	387,589		9/24/1992	300
Iowa City	IA		186,900	408,910	None	None	186,900	408,910	595,810	371,045		9/24/1992	300
Addison	IL		125,780	583,146	None	134	125,780	583,280	709,060	583,267		3/25/1986	300
Algonquin	IL		241,500	509,629	28,260	134	241,500	538,023	779,523	505,380		7/10/1990	300
Aurora	IL		165,679	398,738	57,692	21,963	165,679	478,393	644,072	418,523		12/21/1988	300
Aurora	IL		468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	758,146	10/26/1999	6/14/1999	300
Bartlett	IL		120,824	560,166	74,917	8,536	120,824	643,619	764,443	581,623		3/25/1986	300
Carol Stream	IL		122,831	586,416	None	134	122,831	586,550	709,381	586,537		3/25/1986	300
Crystal Lake	IL		400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	762,032	9/28/1999	5/14/1999	300
Glendale Heights	IL		318,500	707,399	None	None	318,500	707,399	1,025,899	707,399		11/16/1988	300
Hoffman Estates	IL		318,500	707,399	None	85	318,500	707,484	1,025,984	707,453		3/31/1989	300
Homer Glen	IL		189,477	442,018	None	85	189,477	442,103	631,580	442,071		10/29/1987	300
Lake In The Hills	IL		375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	682,323	9/3/1999	5/14/1999	300
Naperville	IL		425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	740,527	10/6/1999	5/19/1999	300
O’Fallon	IL		141,250	313,722	None	232	141,250	313,954	455,204	313,880		10/30/1987	300
Oswego	IL		380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	709,260	8/18/1999	6/30/1999	300
Palatine	IL		121,911	565,232	None	134	121,911	565,366	687,277	565,353		3/25/1986	300
Roselle	IL		297,541	561,037	None	None	297,541	561,037	858,578	561,037		12/30/1988	300
Schaumburg	IL		218,798	485,955	20,461	None	218,798	506,416	725,214	496,259		12/17/1987	300
Vernon Hills	IL		132,523	614,430	None	134	132,523	614,564	747,087	614,551		3/25/1986	300
Westmont	IL		124,742	578,330	77,621	24,741	124,742	680,692	805,434	588,403		3/25/1986	300
Fishers	IN		212,118	419,958	6,910	11,338	212,118	438,206	650,324	407,310		12/27/1990	300
Highland	IN		220,460	436,476	None	314	220,460	436,790	657,250	420,116		12/26/1990	300
Indianapolis	IN		245,000	544,153	None	None	245,000	544,153	789,153	534,649		6/29/1990	300
Lenexa	KS		318,500	707,399	96,590	127	318,500	804,116	1,122,616	722,418		3/31/1989	300
Olathe	KS		304,500	676,308	71,023	None	304,500	747,331	1,051,831	705,807		9/28/1988	300
Overland Park	KS		357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	682,150	7/23/1999	5/14/1999	300
Shawnee	KS		315,000	699,629	None	251	315,000	699,880	1,014,880	699,773		10/27/1988	300
Shawnee	KS		288,246	935,875	None	127	288,246	936,002	1,224,248	594,356	12/29/1998	8/24/1998	300
Wichita	KS		209,890	415,549	33,984	16,592	209,890	466,125	676,015	427,311		12/26/1990	300
Acton	MA		315,533	700,813	None	None	315,533	700,813	1,016,346	700,813		9/30/1988	300
Marlborough	MA		352,765	776,488	None	None	352,765	776,488	1,129,253	776,488		11/4/1988	300
Westborough	MA		359,412	773,877	63,037	22,311	359,412	859,225	1,218,637	800,435		11/1/1988	300
Ellicott City	MD		219,368	630,839	26,550	None	219,368	657,389	876,757	650,225		12/19/1988	300
Frederick	MD		203,352	1,017,109	None	2,874	203,352	1,019,983	1,223,335	670,549		7/6/1998	300
Olney	MD		342,500	760,701	4,400	41,272	342,500	806,373	1,148,873	788,067		12/18/1987	300
Waldorf	MD		130,430	604,702	None	302	130,430	605,004	735,434	604,873		9/26/1984	300
Waldorf	MD		237,207	526,844	None	172	237,207	527,016	764,223	526,954		12/31/1987	300
Canton	MI		55,000	378,848	2,913	103	55,000	381,864	436,864	380,376		10/6/1982	180
Apple Valley	MN		113,523	526,319	48,018	7,064	113,523	581,401	694,924	527,401		3/26/1986	300
Brooklyn Park	MN		118,111	547,587	None	197	118,111	547,784	665,895	547,758		3/26/1986	300
Eden Prairie	MN		124,286	576,243	None	197	124,286	576,440	700,726	576,414		3/27/1986	300
Maple Grove	MN		313,250	660,149	None	88	313,250	660,237	973,487	646,485		7/11/1990	300
Plymouth	MN		134,221	622,350	None	197	134,221	622,547	756,768	622,521		12/12/1986	300
Saint Paul	MN		242,165	537,856	None	88	242,165	537,944	780,109	524,733		8/30/1990	300
Florissant	MO		181,300	402,672	34,635	12,626	181,300	449,933	631,233	430,575		3/29/1989	300
Florissant	MO		318,500	707,399	78,556	447	318,500	786,402	1,104,902	737,083		3/30/1989	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Gladstone	MO		294,000	652,987	(2,736)	11,743	294,000	661,994	955,994	662,237		9/29/1988	300
Kansas City	MO		307,784	910,401	None	None	307,784	910,401	1,218,185	583,653	9/28/1999	8/21/1998	300
Lee’s Summit	MO		239,627	532,220	231	73	239,627	532,524	772,151	532,234		9/27/1989	300
Lee’s Summit	MO		330,000	993,787	2,854	160	330,000	996,801	1,326,801	608,019	7/26/1999	6/17/1999	300
Lee’s Summit	MO		313,740	939,367	None	None	313,740	939,367	1,253,107	571,495	9/8/1999	6/30/1999	300
Jackson	MS		248,483	572,522	54,227	17,780	248,483	644,529	893,012	372,844		11/16/1999	300
Pearl	MS		121,801	270,524	18,837	None	121,801	289,361	411,162	285,008		11/15/1988	300
Tupelo	MS		121,697	637,691	26,216	9,587	121,697	673,494	795,191	483,395		11/26/1996	300
Cary	NC		75,200	262,973	15,000	187	75,200	278,160	353,360	269,360		1/25/1984	180
Charlotte	NC		134,582	268,222	24,478	None	134,582	292,700	427,282	288,774		11/16/1988	300
Concord	NC		32,441	190,859	None	187	32,441	191,046	223,487	191,038		12/23/1981	180
Durham	NC		175,700	390,234	26,312	187	175,700	416,733	592,433	411,906		3/29/1989	300
Durham	NC		220,728	429,380	None	None	220,728	429,380	650,108	429,380		12/29/1989	300
Kernersville	NC		162,216	316,300	None	None	162,216	316,300	478,516	316,300		12/14/1989	300
Bellevue	NE		60,568	280,819	None	None	60,568	280,819	341,387	280,819		12/16/1986	300
Omaha	NE		60,500	280,491	None	32	60,500	280,523	341,023	280,508		8/1/1984	300
Omaha	NE		53,000	245,720	22,027	32	53,000	267,779	320,779	257,075		10/11/1984	300
Omaha	NE		142,867	317,315	None	32	142,867	317,347	460,214	317,331		12/9/1987	300
Londonderry	NH		335,467	745,082	55,873	11,802	335,467	812,757	1,148,224	751,929		8/18/1989	300
Clementon	NJ		279,851	554,060	18,899	50	279,851	573,009	852,860	523,649		9/9/1991	300
Las Vegas	NV		201,250	446,983	70,415	12	201,250	517,410	718,660	440,313		6/29/1990	300
Beavercreek	OH		179,552	398,786	None	None	179,552	398,786	578,338	398,786		6/30/1987	300
Centerville	OH		174,519	387,613	None	361	174,519	387,974	562,493	387,736		7/23/1987	300
Cincinnati	OH		170,778	379,305	None	85	170,778	379,390	550,168	379,358		9/28/1987	300
Dublin	OH		84,000	389,446	None	None	84,000	389,446	473,446	389,446		10/8/1985	300
Englewood	OH		74,000	343,083	None	85	74,000	343,168	417,168	343,137		10/23/1985	300
Huber Heights	OH		245,000	544,153	None	None	245,000	544,153	789,153	528,991		9/27/1990	300
Pickerington	OH		87,580	406,055	None	None	87,580	406,055	493,635	406,055		12/11/1986	300
Westerville	OH		82,000	380,173	None	None	82,000	380,173	462,173	380,173		10/8/1985	300
Westerville	OH		294,350	646,557	None	None	294,350	646,557	940,907	628,778		9/26/1990	300
Broken Arrow	OK		78,705	220,434	None	None	78,705	220,434	299,139	220,434		1/27/1983	180
Midwest City	OK		67,800	314,338	None	None	67,800	314,338	382,138	314,338		8/14/1985	300
Oklahoma City	OK		50,800	214,474	None	None	50,800	214,474	265,274	214,474		6/15/1982	180
Oklahoma City	OK		79,000	366,261	17,659	None	79,000	383,920	462,920	383,695		11/14/1984	300
Yukon	OK		61,000	282,812	27,000	None	61,000	309,812	370,812	305,181		5/2/1985	300
Charleston	SC		140,700	312,498	25,000	153	140,700	337,651	478,351	331,785		3/28/1989	300
Columbia	SC		58,160	269,643	None	None	58,160	269,643	327,803	269,643		11/14/1984	300
Columbia	SC		160,831	313,600	None	None	160,831	313,600	474,431	313,600		12/14/1989	300
Goose Creek	SC		61,635	192,905	None	153	61,635	193,058	254,693	193,002		12/22/1981	180
North Charleston	SC		125,593	278,947	12,126	14,855	125,593	305,928	431,521	283,547		5/26/1988	300
Summerville	SC		44,400	174,500	None	321	44,400	174,821	219,221	174,765		12/22/1981	180
Memphis	TN		238,000	528,608	4,738	737	238,000	534,083	772,083	531,630		9/30/1988	300
Arlington	TX		241,500	550,559	45,046	192	241,500	595,797	837,297	584,698		9/22/1989	300
Austin	TX		103,600	-	None	None	103,600	-	103,600	-		10/29/1982	N/A
Austin	TX		88,872	222,684	54,562	139	88,872	277,385	366,257	254,676		1/12/1983	180
Austin	TX		134,383	623,103	2,379	21,981	134,383	647,463	781,846	625,863		12/23/1986	300
Austin	TX		236,733	640,023	46,171	171	236,733	686,365	923,098	596,793		9/27/1988	300
Austin	TX		191,636	425,629	15,530	152	191,636	441,311	632,947	441,039		12/22/1988	300
Austin	TX		217,878	483,913	82,048	9,167	217,878	575,128	793,006	521,699		6/22/1989	300
Bedford	TX		241,500	550,559	34,949	None	241,500	585,508	827,008	585,507		9/22/1989	300
Carrollton	TX		277,850	617,113	52,614	261	277,850	669,988	947,838	629,443		12/11/1987	300
Cedar Park	TX		168,857	375,036	5,200	139	168,857	380,375	549,232	380,108		11/21/1988	300
Colleyville	TX		250,000	1,070,360	None	102	250,000	1,070,462	1,320,462	651,224	8/17/1999	5/14/1999	300
Converse	TX		217,000	481,963	None	None	217,000	481,963	698,963	481,963		9/28/1988	300
Corinth	TX		285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	640,595	6/4/1999	5/19/1999	300
Euless	TX		234,111	519,962	None	None	234,111	519,962	754,073	519,962		5/8/1987	300
Flower Mound	TX		202,773	442,845	32,069	16,315	202,773	491,229	694,002	469,376		4/20/1987	300
Flower Mound	TX		281,735	1,099,726	49,611	31,678	281,735	1,181,015	1,462,750	696,671	4/23/1999	1/13/1999	300
Fort Worth	TX		85,518	396,495	33,279	91	85,518	429,865	515,383	420,050		12/3/1986	300
Fort Worth	TX		238,000	528,608	73,662	91	238,000	602,361	840,361	545,160		9/26/1988	300
Fort Worth	TX		216,160	427,962	None	54	216,160	428,016	644,176	408,721		2/7/1991	300
Garland	TX		211,050	468,749	31,233	101	211,050	500,083	711,133	479,516		12/12/1989	300
Grand Prairie	TX		167,164	371,276	58,206	16,412	167,164	445,894	613,058	417,678		12/13/1988	300
Houston	TX		139,125	308,997	19,128	286	139,125	328,411	467,536	323,866		5/22/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Houston	TX		141,296	313,824	12,442	307	141,296	326,573	467,869	322,889		7/24/1987	300
Houston	TX		219,100	486,631	25,716	25,593	219,100	537,940	757,040	493,494		9/30/1988	300
Houston	TX		149,109	323,314	27,979	10,119	149,109	361,412	510,521	339,239		6/26/1989	300
Houston	TX		294,582	919,276	None	None	294,582	919,276	1,213,858	580,725	1/11/1999	8/14/1998	300
Humble	TX		278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	633,025	7/19/1999	5/14/1999	300
Katy	TX		309,898	983,041	None	None	309,898	983,041	1,292,939	627,533	11/30/1998	8/21/1998	300
Lewisville	TX		192,777	428,121	42,153	95	192,777	470,369	663,146	438,639		1/7/1987	300
Mansfield	TX		181,375	402,839	46,878	83	181,375	449,800	631,175	428,158		12/20/1989	300
Mesquite	TX		85,000	394,079	16,984	12,860	85,000	423,923	508,923	413,818		10/24/1984	300
Mesquite	TX		139,466	326,525	39,638	241	139,466	366,404	505,870	328,172		10/8/1992	300
Plano	TX		261,912	581,658	52,751	159	261,912	634,568	896,480	599,498		1/6/1987	300
Plano	TX		250,514	556,399	33,978	399	250,514	590,776	841,290	565,797		12/10/1987	300
Round Rock	TX		186,380	413,957	45,752	None	186,380	459,709	646,089	442,742		4/19/1989	300
San Antonio	TX		130,833	606,596	43,050	22,373	130,833	672,019	802,852	620,403		3/24/1986	300
San Antonio	TX		102,512	475,288	50,798	16,961	102,512	543,047	645,559	485,114		12/3/1986	300
San Antonio	TX		81,530	378,007	None	152	81,530	378,159	459,689	378,159		12/11/1986	300
San Antonio	TX		181,412	402,923	None	139	181,412	403,062	584,474	403,012		7/7/1987	300
San Antonio	TX		234,500	520,831	None	139	234,500	520,970	755,470	520,919		12/29/1987	300
San Antonio	TX		217,000	481,967	32,529	None	217,000	514,496	731,496	514,496		10/14/1988	300
San Antonio	TX		182,868	406,155	18,940	None	182,868	425,095	607,963	424,999		12/6/1988	300
San Antonio	TX		220,500	447,108	None	None	220,500	447,108	667,608	447,108		3/30/1989	300
Sugar Land	TX		339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	618,873	5/30/1999	1/13/1999	300
Layton	UT		136,574	269,008	None	None	136,574	269,008	405,582	268,119		2/1/1990	300
Sandy	UT		168,089	373,330	None	None	168,089	373,330	541,419	372,021		2/1/1990	300
Centreville	VA		371,000	824,003	None	592	371,000	824,595	1,195,595	824,440		9/29/1989	300
Chesapeake	VA		190,050	422,107	24,568	None	190,050	446,675	636,725	441,550		3/28/1989	300
Glen Allen	VA		74,643	346,060	None	283	74,643	346,343	420,986	346,308		6/20/1984	300
Portsmouth	VA		171,575	381,073	24,932	None	171,575	406,005	577,580	400,902		12/21/1988	300
Virginia Beach	VA		69,080	320,270	29,024	13,825	69,080	363,119	432,199	344,573		11/15/1984	300
Federal Way	WA		150,785	699,101	None	107	150,785	699,208	849,993	699,172		12/17/1986	300
Federal Way	WA		261,943	581,782	27,500	107	261,943	609,389	871,332	602,684		11/21/1988	300
Kent	WA		128,300	539,141	None	None	128,300	539,141	667,441	539,141		6/3/1983	180
Kent	WA		140,763	678,809	36,500	None	140,763	715,309	856,072	705,606		12/17/1986	300
Kirkland	WA		301,000	668,534	None	107	301,000	668,641	969,641	668,606		3/31/1988	300
Puyallup	WA		195,552	434,327	27,000	107	195,552	461,434	656,986	455,464		12/6/1988	300
Redmond	WA		279,830	621,513	None	107	279,830	621,620	901,450	621,584		7/27/1987	300
Renton	WA		111,183	515,490	None	None	111,183	515,490	626,673	515,490		3/24/1986	300
Appleton	WI		196,000	424,038	None	409	196,000	424,447	620,447	415,557		7/10/1990	300
Waukesha	WI		233,100	461,500	None	211	233,100	461,711	694,811	443,976		12/13/1990	300
Waukesha	WI		215,950	427,546	None	409	215,950	427,955	643,905	411,489		12/13/1990	300

Consumer appliances
North Liberty	IA		6,395,970	19,385,806	None	None	6,395,970	19,385,806	25,781,776	1,084,682		1/22/2013	420
Greenville	OH		820,230	12,985,433	77,047	None	820,230	13,062,480	13,882,710	1,290,046		7/31/2012	300
Marion	OH		801,003	25,410,810	None	None	801,003	25,410,810	26,211,813	1,421,795		1/22/2013	420

Consumer electronics
Tampa	FL		401,874	933,768	103,336	31,913	401,874	1,069,017	1,470,891	730,331		12/23/1997	300
Smyrna	GA		1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	2,168,201		6/9/1997	300
Jackson	MI		550,162	571,590	None	None	550,162	571,590	1,121,752	363,084	1/15/1999	9/25/1998	300
Pineville	NC		567,864	840,284	37,249	39,217	567,864	916,750	1,484,614	596,867		12/31/1998	300
Westbury	NY		6,333,590	3,952,773	256,823	None	6,333,590	4,209,596	10,543,186	2,767,105		9/29/1997	300
Bartlett	TN		420,000	674,437	67,583	6,323	420,000	748,343	1,168,343	441,213	5/12/1999	2/23/1999	300
Austin	TX		3,630,000	5,083,734	None	None	3,630,000	5,083,734	8,713,734	76,256		8/19/2014	300

Consumer goods
West Branch	IA	12,429,195	969,797	19,896,576	125,814	None	969,797	20,022,390	20,992,187	1,833,276		9/20/2012	300
DeKalb	IL	20,497,000	3,507,503	50,808,610	None	None	3,507,503	50,808,610	54,316,113	2,842,863		1/22/2013	420
Loves Park	IL		1,010,778	10,068,142	None	None	1,010,778	10,068,142	11,078,920	563,337		1/22/2013	420
Tooele	UT		1,719,381	40,160,295	None	None	1,719,381	40,160,295	41,879,676	2,247,064		1/22/2013	420

Convenience stores
Daphne	AL		140,000	391,637	None	None	140,000	391,637	531,637	169,054		3/18/2004	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mobile	AL		190,000	301,637	None	None	190,000	301,637	491,637	130,204		3/18/2004	300
Mobile	AL		180,000	421,637	None	None	180,000	421,637	601,637	182,004		3/18/2004	300
North Little Rock	AR		1,138,381	2,112,637	1,500	None	1,138,381	2,114,137	3,252,518	151,668		3/29/2013	300
Florence	AZ		150,000	371,637	None	None	150,000	371,637	521,637	160,421		3/18/2004	300
Gilbert	AZ		680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	479,854		3/18/2004	300
Glendale	AZ		610,000	531,637	None	None	610,000	531,637	1,141,637	229,487		3/18/2004	300
Glendale	AZ		400,000	931,637	None	None	400,000	931,637	1,331,637	402,154		3/18/2004	300
Maricopa	AZ		170,000	361,637	None	None	170,000	361,637	531,637	156,104		3/18/2004	300
Mesa	AZ		560,000	821,637	None	None	560,000	821,637	1,381,637	354,671		3/18/2004	300
Mesa	AZ		750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	462,587		3/18/2004	300
Mesa	AZ		810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	458,271		3/18/2004	300
Mesa	AZ		890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	466,904		3/18/2004	300
Mesa	AZ		780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	462,587		3/18/2004	300
Mesa	AZ		900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	514,387		3/18/2004	300
Payson	AZ		210,000	351,637	None	None	210,000	351,637	561,637	151,787		3/18/2004	300
Payson	AZ		260,000	311,637	None	None	260,000	311,637	571,637	134,521		3/18/2004	300
Peoria	AZ		520,000	751,637	None	None	520,000	751,637	1,271,637	324,454		3/18/2004	300
Phoenix	AZ		440,000	511,637	None	None	440,000	511,637	951,637	220,854		3/18/2004	300
Phoenix	AZ		360,000	421,637	None	None	360,000	421,637	781,637	182,004		3/18/2004	300
Phoenix	AZ		710,000	591,637	None	None	710,000	591,637	1,301,637	255,387		3/18/2004	300
Phoenix	AZ		320,000	661,637	None	None	320,000	661,637	981,637	285,604		3/18/2004	300
Phoenix	AZ		450,000	651,637	None	None	450,000	651,637	1,101,637	281,287		3/18/2004	300
Phoenix	AZ		430,000	711,637	None	None	430,000	711,637	1,141,637	307,187		3/18/2004	300
Phoenix	AZ		730,000	931,637	None	None	730,000	931,637	1,661,637	402,154		3/18/2004	300
Phoenix	AZ		790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	453,954		3/18/2004	300
Pinetop	AZ		170,000	311,637	None	None	170,000	311,637	481,637	134,521		3/18/2004	300
Queen Creek	AZ		520,000	891,637	None	None	520,000	891,637	1,411,637	384,887		3/18/2004	300
Scottsdale	AZ		210,000	201,637	None	None	210,000	201,637	411,637	87,037		3/18/2004	300
Scottsdale	AZ		660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	445,321		3/18/2004	300
Sierra Vista	AZ		110,000	301,637	None	None	110,000	301,637	411,637	130,204		3/18/2004	300
Tempe	AZ		620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	462,587		3/18/2004	300
Tempe	AZ		270,000	461,637	None	None	270,000	461,637	731,637	199,271		3/18/2004	300
Tolleson	AZ		460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	531,654		3/18/2004	300
Tombstone	AZ		110,000	381,637	None	None	110,000	381,637	491,637	164,737		3/18/2004	300
Tucson	AZ		330,000	911,637	None	None	330,000	911,637	1,241,637	393,521		3/18/2004	300
Tucson	AZ		220,000	311,637	None	None	220,000	311,637	531,637	134,521		3/18/2004	300
Tucson	AZ		240,000	341,637	None	None	240,000	341,637	581,637	147,471		3/18/2004	300
Tucson	AZ		550,000	511,637	None	None	550,000	511,637	1,061,637	220,854		3/18/2004	300
Tucson	AZ		126,000	234,565	None	None	126,000	234,565	360,565	100,472		4/14/2004	300
Tuscon	AZ		180,000	331,637	None	None	180,000	331,637	511,637	143,154		3/18/2004	300
Wellton	AZ		120,000	291,637	None	None	120,000	291,637	411,637	125,887		3/18/2004	300
Wickenburg	AZ		150,000	291,637	None	None	150,000	291,637	441,637	125,887		3/18/2004	300
Colorado Springs	CO		1,103,650	2,048,135	1,500	None	1,103,650	2,049,635	3,153,285	147,046		3/29/2013	300
Manchester	CT		118,262	305,510	None	None	118,262	305,510	423,772	241,862		3/3/1995	300
Vernon	CT		179,646	319,372	None	13	179,646	319,385	499,031	252,839		3/9/1995	300
Westbrook	CT		98,247	373,340	None	None	98,247	373,340	471,587	295,561		3/9/1995	300
Camden	DE		113,811	174,435	None	None	113,811	174,435	288,246	82,268		3/19/2003	300
Camden	DE		250,528	379,165	None	None	250,528	379,165	629,693	178,832		3/19/2003	300
Dewey	DE		147,465	224,665	None	None	147,465	224,665	372,130	105,960		3/19/2003	300
Dover	DE		278,804	421,707	None	None	278,804	421,707	700,511	198,898		3/19/2003	300
Dover	DE		367,137	554,207	None	None	367,137	554,207	921,344	261,394		3/19/2003	300
Dover	DE		367,425	554,884	None	None	367,425	554,884	922,309	261,713		3/19/2003	300
Felton	DE		307,260	464,391	None	None	307,260	464,391	771,651	219,031		3/19/2003	300
Greenwood	DE		632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	335,361		11/29/2007	300
Harrington	DE		563,812	849,220	None	None	563,812	849,220	1,413,032	400,541		3/19/2003	300
Milford	DE		310,049	468,575	None	None	310,049	468,575	778,624	221,004		3/19/2003	300
New Castle	DE		589,325	887,488	None	None	589,325	887,488	1,476,813	418,591		3/19/2003	300
Smyrna	DE		121,774	186,436	None	None	121,774	186,436	308,210	87,928		3/19/2003	300
Smyrna	DE		401,135	605,332	None	None	401,135	605,332	1,006,467	285,508		3/19/2003	300
Townsend	DE		241,416	365,749	None	None	241,416	365,749	607,165	172,504		3/19/2003	300
Wilmington	DE		280,682	424,525	None	None	280,682	424,525	705,207	200,227		3/19/2003	300
Archer	FL		296,238	578,145	None	None	296,238	578,145	874,383	361,339		5/7/1999	300
Bradenton	FL		946,638	1,671,528	499	None	946,638	1,672,027	2,618,665	131,032		1/22/2013	300
Bradenton	FL		414,000	107,500	1,500	None	414,000	109,000	523,000	7,979		3/8/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Bushnell	FL		130,000	291,637	None	None	130,000	291,637	421,637	125,887		3/18/2004	300
Clearwater	FL		359,792	311,845	None	None	359,792	311,845	671,637	134,610		3/18/2004	300
Cocoa	FL		323,827	287,810	None	None	323,827	287,810	611,637	124,235		3/18/2004	300
Deltona	FL		140,000	321,637	None	None	140,000	321,637	461,637	138,837		3/18/2004	300
Englewood	FL		270,000	331,637	None	None	270,000	331,637	601,637	143,154		3/18/2004	300
Gainesville	FL		515,834	873,187	None	None	515,834	873,187	1,389,021	545,741		5/7/1999	300
Gainesville	FL		480,318	600,633	None	None	480,318	600,633	1,080,951	375,394		5/7/1999	300
Gainesville	FL		347,310	694,859	None	None	347,310	694,859	1,042,169	434,286		5/7/1999	300
Gainesville	FL		339,263	658,807	None	None	339,263	658,807	998,070	411,753		5/7/1999	300
Gainesville	FL		351,921	552,557	None	None	351,921	552,557	904,478	345,347		5/7/1999	300
Gainesville	FL		500,032	850,291	None	None	500,032	850,291	1,350,323	531,431		5/7/1999	300
Homosassa Springs	FL		740,000	621,637	None	None	740,000	621,637	1,361,637	268,337		3/18/2004	300
Hudson	FL		300,000	351,637	None	None	300,000	351,637	651,637	151,787		3/18/2004	300
Intercession City	FL		161,776	319,861	None	None	161,776	319,861	481,637	138,071		3/18/2004	300
Jacksonville	FL		266,111	494,206	None	None	266,111	494,206	760,317	211,685		4/1/2004	300
Key West	FL		873,700	627,937	None	None	873,700	627,937	1,501,637	271,057		3/18/2004	300
Key West	FL		492,785	208,852	None	None	492,785	208,852	701,637	90,152		3/18/2004	300
Lakeland	FL		527,076	464,561	None	None	527,076	464,561	991,637	200,533		3/18/2004	300
Lakeland	FL		300,000	321,637	None	None	300,000	321,637	621,637	138,837		3/18/2004	300
Land O Lakes	FL		120,000	361,637	None	None	120,000	361,637	481,637	156,104		3/18/2004	300
Largo	FL		900,000	1,475,882	None	None	900,000	1,475,882	2,375,882	40,023	4/9/2014	8/13/2013	300
Lutz	FL		480,000	421,637	None	None	480,000	421,637	901,637	182,004		3/18/2004	300
Moore Haven	FL		180,342	331,295	None	None	180,342	331,295	511,637	143,006		3/18/2004	300
Mount Dora	FL		1,423,518	2,513,578	751	None	1,423,518	2,514,329	3,937,847	197,041		1/22/2013	300
Naples	FL		150,000	301,637	None	None	150,000	301,637	451,637	130,204		3/18/2004	300
Naples	FL		620,000	381,637	None	None	620,000	381,637	1,001,637	164,737		3/18/2004	300
New Port Richey	FL		190,000	601,637	None	None	190,000	601,637	791,637	259,704		3/18/2004	300
North Fort Myers	FL		140,000	281,637	None	None	140,000	281,637	421,637	121,571		3/18/2004	300
Okeechobee	FL		195,075	346,562	None	None	195,075	346,562	541,637	149,597		3/18/2004	300
Orlando	FL		240,000	301,637	None	None	240,000	301,637	541,637	130,204		3/18/2004	300
Palm Bay	FL		230,880	300,757	None	None	230,880	300,757	531,637	129,824		3/18/2004	300
Palm Harbor	FL		510,000	381,637	None	None	510,000	381,637	891,637	164,737		3/18/2004	300
Panama City	FL		210,000	431,637	None	None	210,000	431,637	641,637	186,321		3/18/2004	300
Pensacola	FL		168,000	312,727	None	None	168,000	312,727	480,727	133,949		4/14/2004	300
Port Charlotte	FL		170,000	311,637	None	None	170,000	311,637	481,637	134,521		3/18/2004	300
Port Charlotte	FL		200,000	356,637	None	None	200,000	356,637	556,637	153,946		3/18/2004	300
Port Orange	FL		609,438	512,199	None	None	609,438	512,199	1,121,637	221,097		3/18/2004	300
Punta Gorda	FL		400,000	511,637	None	None	400,000	511,637	911,637	220,854		3/18/2004	300
Riverview	FL		1,930,000	1,423,752	None	None	1,930,000	1,423,752	3,353,752	64,293	8/30/2013	8/13/2012	300
Tallahassee	FL		600,000	341,637	None	None	600,000	341,637	941,637	147,471		3/18/2004	300
Tampa	FL		300,000	301,637	None	None	300,000	301,637	601,637	130,204		3/18/2004	300
Tampa	FL		380,000	361,637	None	None	380,000	361,637	741,637	156,104		3/18/2004	300
Tampa	FL		320,000	591,637	None	None	320,000	591,637	911,637	255,387		3/18/2004	300
Webster	FL		640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	462,587		3/18/2004	300
Winter Springs	FL		150,000	291,637	None	None	150,000	291,637	441,637	125,887		3/18/2004	300
Augusta	GA		620,000	383,232	None	None	620,000	383,232	1,003,232	236,960		7/22/1999	300
Augusta	GA		540,000	337,853	None	None	540,000	337,853	877,853	208,902		7/22/1999	300
Augusta	GA		510,000	392,929	None	None	510,000	392,929	902,929	242,956		7/22/1999	300
Augusta	GA		180,000	422,020	None	None	180,000	422,020	602,020	260,946		7/22/1999	300
Augusta	GA		260,000	392,171	None	None	260,000	392,171	652,171	242,489		7/22/1999	300
Augusta	GA		240,000	451,637	None	None	240,000	451,637	691,637	194,954		3/18/2004	300
Calhoun	GA		122,500	228,742	None	None	122,500	228,742	351,242	102,546		10/16/2003	300
Calhoun	GA		262,500	488,742	None	None	262,500	488,742	751,242	219,113		10/16/2003	300
Cartersville	GA		262,500	488,742	None	None	262,500	488,742	751,242	219,113		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	117,117		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	117,117		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	117,117		10/16/2003	300
Chickamauga	GA		181,731	338,742	None	None	181,731	338,742	520,473	151,863		10/16/2003	300
Dalton	GA		171,500	319,742	None	None	171,500	319,742	491,242	143,345		10/16/2003	300
Dalton	GA		87,500	163,742	None	None	87,500	163,742	251,242	73,405		10/16/2003	300
Dalton	GA		485,650	903,162	None	None	485,650	903,162	1,388,812	404,912		10/16/2003	300
Dalton	GA		146,000	272,385	None	None	146,000	272,385	418,385	122,113		10/16/2003	300
Dalton	GA		420,000	781,242	None	None	420,000	781,242	1,201,242	350,250		10/16/2003	300
Dalton	GA		210,000	391,242	None	None	210,000	391,242	601,242	175,400		10/16/2003	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dalton	GA		332,500	618,742	None	None	332,500	618,742	951,242	277,396		10/16/2003	300
Dalton	GA		437,500	813,742	None	None	437,500	813,742	1,251,242	364,821		10/16/2003	300
Decatur	GA		529,383	532,429	None	296	529,383	532,725	1,062,108	373,690		6/27/1997	300
Decatur	GA	1,860,265	1,622,631	2,865,162	856	None	1,622,631	2,866,018	4,488,649	224,602		1/22/2013	300
Dunwoody	GA		545,462	724,254	None	296	545,462	724,550	1,270,012	508,279		6/27/1997	300
Flintstone	GA		157,500	293,742	None	None	157,500	293,742	451,242	131,688		10/16/2003	300
La Fayette	GA		122,500	228,742	None	None	122,500	228,742	351,242	102,546		10/16/2003	300
Lithonia	GA		386,784	776,436	None	None	386,784	776,436	1,163,220	544,742		6/27/1997	300
Mableton	GA		491,069	355,957	None	None	491,069	355,957	847,026	249,715		6/27/1997	300
Martinez	GA		450,000	402,777	None	None	450,000	402,777	852,777	249,046		7/22/1999	300
Martinez	GA		830,000	871,637	None	None	830,000	871,637	1,701,637	376,254		3/18/2004	300
Norcross	GA		384,162	651,273	None	None	384,162	651,273	1,035,435	456,916		6/27/1997	300
Ringgold	GA		234,500	1,168,914	(7,829)	None	226,671	1,168,914	1,395,585	472,833		10/16/2003	300
Ringgold	GA		385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	321,109		10/16/2003	300
Ringgold	GA		482,251	896,851	None	None	482,251	896,851	1,379,102	402,082		10/16/2003	300
Rocky Face	GA		164,231	306,241	None	None	164,231	306,241	470,472	137,292		10/16/2003	300
Rome	GA		210,000	391,242	None	None	210,000	391,242	601,242	175,400		10/16/2003	300
Rome	GA		199,199	371,183	None	None	199,199	371,183	570,382	166,407		10/16/2003	300
Rome	GA		201,791	375,997	(22,030)	None	179,761	375,997	555,758	168,566		10/16/2003	300
Rome	GA		315,000	586,242	None	None	315,000	586,242	901,242	262,825		10/16/2003	300
Rossville	GA		157,500	293,742	None	None	157,500	293,742	451,242	131,688		10/16/2003	300
Summerville	GA		66,231	124,242	None	None	66,231	124,242	190,473	55,696		10/16/2003	300
Trenton	GA		129,231	241,242	None	None	129,231	241,242	370,473	108,151		10/16/2003	300
Adair	IA		779,853	1,377,027	411	None	779,853	1,377,438	2,157,291	107,946		1/22/2013	300
Neola	IA		784,675	1,385,540	414	None	784,675	1,385,954	2,170,629	108,613		1/22/2013	300
Belvidere	IL		768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	288,362		12/28/2009	300
Dekalb	IL		661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	248,344		12/28/2009	300
Godfrey	IL		374,586	733,190	None	314	374,586	733,504	1,108,090	514,705		6/27/1997	300
Granite City	IL		362,287	737,255	None	314	362,287	737,569	1,099,856	517,558		6/27/1997	300
Hartford	IL		599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	225,001		12/28/2009	300
Loves Park	IL		547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	287,369		12/20/2007	300
Loves Park	IL		760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	285,506		12/28/2009	300
Machesney Park	IL		562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	210,884		12/28/2009	300
Madison	IL		173,812	625,030	None	314	173,812	625,344	799,156	438,833		6/27/1997	300
Marengo	IL		501,948	930,688	1,500	None	501,948	932,188	1,434,136	188,439		12/28/2009	300
Rochelle	IL		607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	318,460		12/20/2007	300
Rockford	IL		463,050	858,450	1,500	None	463,050	859,950	1,323,000	173,871		12/28/2009	300
Rockford	IL		388,631	720,244	1,500	None	388,631	721,744	1,110,375	145,999		12/28/2009	300
Tuscola	IL		752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	282,708		12/28/2009	300
Albany	IN		427,437	794,632	2,000	None	427,437	796,632	1,224,069	243,876		5/25/2007	300
Alexandria	IN		139,219	259,369	None	None	139,219	259,369	398,588	79,104		5/25/2007	300
Anderson	IN		147,263	274,307	None	None	147,263	274,307	421,570	83,660		5/25/2007	300
Anderson	IN		283,430	527,190	2,000	None	283,430	529,190	812,620	162,306		5/25/2007	300
Elkhart	IN		495,914	922,471	1,500	None	495,914	923,971	1,419,885	282,488		5/25/2007	300
Frankfort	IN		208,666	388,345	2,000	None	208,666	390,345	599,011	119,959		5/25/2007	300
Greenwood	IN		173,250	323,022	None	None	173,250	323,022	496,272	98,518		5/25/2007	300
Hartford City	IN		250,310	465,702	2,000	None	250,310	467,702	718,012	143,552		5/25/2007	300
Indianapolis	IN		129,938	242,134	None	None	129,938	242,134	372,072	73,848		5/25/2007	300
Indianapolis	IN		269,294	500,939	1,500	None	269,294	502,439	771,733	153,921		5/25/2007	300
Indianapolis	IN		318,432	592,193	1,500	None	318,432	593,693	912,125	181,753		5/25/2007	300
Knox	IN		341,250	633,499	1,500	None	341,250	634,999	976,249	183,746		10/9/2007	300
Lafayette	IN		147,263	274,309	None	None	147,263	274,309	421,572	83,661		5/25/2007	300
Lafayette	IN		112,613	209,959	None	None	112,613	209,959	322,572	64,034		5/25/2007	300
Marion	IN		209,196	389,995	1,500	None	209,196	391,495	600,691	120,083		5/25/2007	300
Michigan City	IN		227,500	422,249	1,500	None	227,500	423,749	651,249	122,836		10/9/2007	300
Mishawaka	IN		123,983	231,743	2,000	None	123,983	233,743	357,726	72,195		5/25/2007	300
Morristown	IN		366,590	682,082	2,000	None	366,590	684,082	1,050,672	209,548		5/25/2007	300
Muncie	IN		103,950	193,870	None	None	103,950	193,870	297,820	59,127		5/25/2007	300
Muncie	IN		184,237	342,974	2,000	None	184,237	344,974	529,211	106,120		5/25/2007	300
New Albany	IN		181,459	289,353	None	None	181,459	289,353	470,812	229,071		3/3/1995	300
New Albany	IN		262,465	331,796	None	None	262,465	331,796	594,261	262,672		3/6/1995	300
New Castle	IN		138,600	258,672	None	None	138,600	258,672	397,272	78,892		5/25/2007	300
New Castle	IN		79,854	149,572	1,000	None	79,854	150,572	230,426	46,374		5/25/2007	300
New Castle	IN		203,941	380,019	1,500	None	203,941	381,519	585,460	117,040		5/25/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Richmond	IN		281,248	523,589	1,500	None	281,248	525,089	806,337	160,829		5/25/2007	300
Richmond	IN		255,908	476,528	2,000	None	255,908	478,528	734,436	146,855		5/25/2007	300
Rushville	IN		138,600	258,672	None	None	138,600	258,672	397,272	78,892		5/25/2007	300
Rushville	IN		121,275	226,497	None	None	121,275	226,497	347,772	69,078		5/25/2007	300
South Bend	IN		372,387	693,064	2,000	None	372,387	695,064	1,067,451	212,898		5/25/2007	300
Wabash	IN		430,437	800,871	2,000	None	430,437	802,871	1,233,308	245,779		5/25/2007	300
Wabash	IN		334,923	623,488	1,500	13	334,923	625,001	959,924	191,302		5/25/2007	300
Warsaw	IN		415,275	772,713	1,500	13	415,275	774,226	1,189,501	236,815		5/25/2007	300
West Lafayette	IN		1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	410,251		5/25/2007	300
Zionsville	IN		910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	517,551		5/25/2007	300
Berea	KY		252,077	360,815	None	82	252,077	360,897	612,974	285,728		3/8/1995	300
Elizabethtown	KY		286,106	286,106	None	153	286,106	286,259	572,365	226,597		3/3/1995	300
Lebanon	KY		158,052	316,105	None	235	158,052	316,340	474,392	250,429		3/3/1995	300
Louisville	KY		198,926	368,014	None	None	198,926	368,014	566,940	291,344		3/3/1995	300
Louisville	KY		216,849	605,697	None	187	216,849	605,884	822,733	449,270	6/18/1996	11/17/1995	300
Mount Washington	KY		327,245	479,593	None	None	327,245	479,593	806,838	347,737	12/6/1996	5/31/1996	300
Owensboro	KY		360,000	590,000	None	None	360,000	590,000	950,000	457,250		8/25/1995	300
Baton Rouge	LA		500,000	521,637	None	None	500,000	521,637	1,021,637	225,171		3/18/2004	300
Baton Rouge	LA		210,000	361,637	None	None	210,000	361,637	571,637	156,104		3/18/2004	300
Bossier City	LA		230,000	431,637	None	None	230,000	431,637	661,637	186,321		3/18/2004	300
Destrehan	LA		200,000	411,637	None	None	200,000	411,637	611,637	177,687		3/18/2004	300
Lafayette	LA		240,000	391,637	None	None	240,000	391,637	631,637	169,054		3/18/2004	300
Pineville	LA		170,000	371,637	None	None	170,000	371,637	541,637	160,421		3/18/2004	300
Shreveport	LA		192,500	358,227	None	None	192,500	358,227	550,727	153,438		4/14/2004	300
Amherst	MA		110,969	639,806	None	None	110,969	639,806	750,775	291,112		8/18/2003	300
North Reading	MA		574,601	756,174	None	None	574,601	756,174	1,330,775	344,059		8/18/2003	300
Seekonk	MA		298,354	268,518	None	None	298,354	268,518	566,872	212,577		3/3/1995	300
Berlin	MD		255,951	387,395	None	None	255,951	387,395	643,346	182,714		3/19/2003	300
Crisfield	MD		219,704	333,024	None	None	219,704	333,024	552,728	157,069		3/19/2003	300
Hebron	MD		376,251	567,844	None	None	376,251	567,844	944,095	267,826		3/19/2003	300
La Plata	MD		1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,339,583		8/6/2002	300
Mechanicsville	MD		1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,435,173		6/27/2002	300
Millersville	MD		830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,352,663		6/27/2002	300
Breckenridge	MI		437,500	811,968	1,500	None	437,500	813,468	1,250,968	235,205		10/9/2007	300
Carson City	MI		262,500	486,468	2,000	None	262,500	488,468	750,968	141,715		10/9/2007	300
Charlevoix	MI		385,000	713,013	2,500	None	385,000	715,513	1,100,513	207,398		10/9/2007	300
Cheboygan	MI		280,000	518,013	2,500	None	280,000	520,513	800,513	151,173		10/9/2007	300
Clare	MI		306,250	567,718	2,000	None	306,250	569,718	875,968	165,142		10/9/2007	300
Clare	MI		229,250	426,218	500	None	229,250	426,718	655,968	123,255		10/9/2007	300
Comstock Park	MI		315,000	583,761	2,500	None	315,000	586,261	901,261	170,130		10/9/2007	300
Farwell	MI		437,500	811,468	2,000	None	437,500	813,468	1,250,968	235,423		10/9/2007	300
Flint	MI		194,492	476,504	None	348	194,492	476,852	671,344	363,271		12/21/1995	300
Gladwin	MI		140,000	259,013	1,500	None	140,000	260,513	400,513	75,770		10/9/2007	300
Grand Rapids	MI		437,500	812,261	1,500	None	437,500	813,761	1,251,261	235,289		10/9/2007	300
Kalamazoo	MI		238,000	442,249	1,000	None	238,000	443,249	681,249	128,240		10/9/2007	300
Kalkaska	MI		437,500	809,513	3,500	None	437,500	813,013	1,250,513	235,947		10/9/2007	300
Lake City	MI		115,500	213,513	1,500	None	115,500	215,013	330,513	62,650		10/9/2007	300
Lakeview	MI		96,250	177,718	2,000	None	96,250	179,718	275,968	52,692		10/9/2007	300
Mackinaw City	MI		455,000	844,513	1,000	None	455,000	845,513	1,300,513	244,226		10/9/2007	300
Mecosta	MI		122,500	227,468	1,000	None	122,500	228,468	350,968	66,312		10/9/2007	300
Midland	MI		437,500	811,013	2,000	None	437,500	813,013	1,250,513	235,292		10/9/2007	300
Mount Pleasant	MI		162,750	300,794	2,500	13	162,750	303,307	466,057	88,544		10/9/2007	300
Mount Pleasant	MI		463,750	860,718	1,500	None	463,750	862,218	1,325,968	249,261		10/9/2007	300
Mount Pleasant	MI		210,000	388,968	2,000	None	210,000	390,968	600,968	113,602		10/9/2007	300
Mount Pleasant	MI		437,500	810,968	2,500	None	437,500	813,468	1,250,968	235,642		10/9/2007	300
Mount Pleasant	MI		350,000	649,468	1,500	None	350,000	650,968	1,000,968	188,351		10/9/2007	300
Mount Pleasant	MI		175,000	324,468	1,500	None	175,000	325,968	500,968	94,642		10/9/2007	300
Petoskey	MI		490,000	909,513	1,000	None	490,000	910,513	1,400,513	262,968		10/9/2007	300
Prudenville	MI		133,000	245,013	2,500	None	133,000	247,513	380,513	72,458		10/9/2007	300
Saginaw	MI		262,500	486,513	1,500	None	262,500	488,013	750,513	141,365		10/9/2007	300
Standish	MI		92,750	171,263	1,500	None	92,750	172,763	265,513	50,468		10/9/2007	300
Traverse City	MI		210,000	389,002	2,000	None	210,000	391,002	601,002	113,612		10/9/2007	300
Walker	MI		586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	314,938		10/9/2007	300
Alexandria	MN		132,924	244,858	2,000	None	132,924	246,858	379,782	40,402		12/1/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Andover	MN		888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	267,317		12/1/2010	300
Apple Valley	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	105,577		12/1/2010	300
Baxter	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	105,577		12/1/2010	300
Blaine	MN		767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	230,857		12/1/2010	300
Bloomington	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	79,306		12/1/2010	300
Bloomington	MN		676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	203,562		12/1/2010	300
Brainerd	MN		490,000	907,000	3,000	None	490,000	910,000	1,400,000	147,857		12/1/2010	300
Brooklyn Center	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	294,532		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Brooklyn Park	MN		830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	249,792		12/1/2010	300
Brooklyn Park	MN		578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	174,321		12/1/2010	300
Brooklyn Park	MN		750,697	1,391,651	2,500	None	750,697	1,394,151	2,144,848	90,874		5/1/2013	300
Burnsville	MN		615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	185,089		12/1/2010	300
Burnsville	MN		515,298	954,981	2,000	None	515,298	956,981	1,472,279	155,205		12/1/2010	300
Burnsville	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	105,577		12/1/2010	300
Burnsville	MN		932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	280,483		12/1/2010	300
Chaska	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Chaska	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	147,610		12/1/2010	300
Chaska	MN		410,797	760,408	2,500	None	410,797	762,908	1,173,705	49,843		5/1/2013	300
Columbia Heights	MN		673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	202,451		12/1/2010	300
Coon Rapids	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	147,610		12/1/2010	300
Cottage Grove	MN		805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	242,452		12/1/2010	300
Crystal	MN		552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	166,417		12/1/2010	300
Crystal	MN		740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	222,825		12/1/2010	300
Eagan	MN		906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	272,718		12/1/2010	300
Eagan	MN		699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	210,443		12/1/2010	300
Eden Prairie	MN		947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	284,906		12/1/2010	300
Eden Prairie	MN		485,526	899,690	2,000	None	485,526	901,690	1,387,216	146,267		12/1/2010	300
Edina	MN		568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	171,297		12/1/2010	300
Elk River	MN		613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	184,450		12/1/2010	300
Elk River	MN		456,850	846,435	2,000	None	456,850	848,435	1,305,285	137,657		12/1/2010	300
Excelsior	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	79,306		12/1/2010	300
Falcon Heights	MN		494,415	916,199	2,000	None	494,415	918,199	1,412,614	148,936		12/1/2010	300
Farmington	MN		437,500	810,500	2,000	None	437,500	812,500	1,250,000	131,848		12/1/2010	300
Forest Lake	MN		398,985	739,473	1,500	None	398,985	740,973	1,139,958	120,161		12/1/2010	300
Fridley	MN		519,325	962,461	2,000	None	519,325	964,461	1,483,786	156,415		12/1/2010	300
Fridley	MN		706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	212,550		12/1/2010	300
Fridley	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Golden Valley	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Ham Lake	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Hastings	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Inver Grove Heigh	MN		134,705	248,666	1,500	None	134,705	250,166	384,871	40,814		12/1/2010	300
Inver Grove Heigh	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Lakeville	MN		631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	190,200		12/1/2010	300
Lakeville	MN		654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	197,123		12/1/2010	300
Litchfield	MN		388,788	720,536	1,500	None	388,788	722,036	1,110,824	117,099		12/1/2010	300
Little Falls	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Long Lake	MN		808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	243,249		12/1/2010	300
Maplewood	MN		931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	280,020		12/1/2010	300
Maplewood	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Mendota Heights	MN		827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	248,798		12/1/2010	300
Mendota Heights	MN		717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	216,007		12/1/2010	300
Minneapolis	MN		967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	291,016		12/1/2010	300
Minneapolis	MN		856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	257,534		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Minneapolis	MN		938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	282,188		12/1/2010	300
Minneapolis	MN		365,977	678,171	1,500	None	365,977	679,671	1,045,648	110,250		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Minneapolis	MN		738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	222,106		12/1/2010	300
Minneapolis	MN		811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	244,016		12/1/2010	300
Minneapolis	MN		539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	162,394		12/1/2010	300
Minneapolis	MN		577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	173,752		12/1/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Minneapolis	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Minneapolis	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Minneapolis	MN		350,000	648,500	1,500	None	350,000	650,000	1,000,000	105,453		12/1/2010	300
Minneapolis	MN		759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	228,497		12/1/2010	300
Minnetonka	MN		582,162	1,079,158	2,000	None	582,162	1,081,158	1,663,320	70,479		5/1/2013	300
Monticello	MN		589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	177,527		12/1/2010	300
Mounds View	MN		743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	223,848		12/1/2010	300
New Brighton	MN		585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	176,021		12/1/2010	300
New Hope	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Newport	MN		967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	290,892		12/1/2010	300
Oak Park Heights	MN		635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	191,192		12/1/2010	300
Pine City	MN		644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	194,094		12/1/2010	300
Princeton	MN		546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	164,500		12/1/2010	300
Ramsey	MN		650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	195,710		12/1/2010	300
Richfield	MN		630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	189,805		12/1/2010	300
Richfield	MN		678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	204,119		12/1/2010	300
Richfield	MN		436,919	809,921	1,500	None	436,919	811,421	1,248,340	131,550		12/1/2010	300
Richfield	MN		839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	252,542		12/1/2010	300
Rogers	MN		781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	235,070		12/1/2010	300
Roseville	MN		403,786	748,387	1,500	None	403,786	749,887	1,153,673	121,602		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Saint Cloud	MN		786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	236,396		12/1/2010	300
Saint Cloud	MN		175,000	322,000	3,000	None	175,000	325,000	500,000	53,282		12/1/2010	300
Saint Cloud	MN		677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	203,770		12/1/2010	300
Saint Michael	MN		561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	169,232		12/1/2010	300
Saint Paul	MN		808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	243,189		12/1/2010	300
Saint Paul	MN		418,774	776,223	1,500	None	418,774	777,723	1,196,497	126,102		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Saint Paul	MN		832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	250,334		12/1/2010	300
Saint Paul	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	294,532		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	294,532		12/1/2010	300
Saint Paul	MN		576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	173,553		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	294,532		12/1/2010	300
Saint Paul	MN		531,091	984,311	2,000	None	531,091	986,311	1,517,402	159,947		12/1/2010	300
Saint Paul	MN		592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	178,296		12/1/2010	300
Saint Paul	MN		739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	222,329		12/1/2010	300
Saint Paul	MN		788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	237,183		12/1/2010	300
Saint Paul	MN		950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	285,800		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Saint Paul	MN		262,500	486,000	1,500	None	262,500	487,500	750,000	79,183		12/1/2010	300
Saint Paul	MN		541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	162,963		12/1/2010	300
Saint Paul	MN		827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	248,726		12/1/2010	300
Saint Paul	MN		789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	237,618		12/1/2010	300
Saint Paul	MN		648,354	1,202,586	1,500	None	648,354	1,204,086	1,852,440	78,418		5/1/2013	300
Saint Paul Park	MN		1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	577,958		12/1/2010	300
Sauk Rapids	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Savage	MN		605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	182,080		12/1/2010	300
Savage	MN		569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	171,264		12/1/2010	300
Savage	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Shakopee	MN		522,391	966,156	4,000	None	522,391	970,156	1,492,547	157,829		12/1/2010	300
Shakopee	MN		477,517	883,817	3,000	None	477,517	886,817	1,364,334	144,109		12/1/2010	300
Shakopee	MN		688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	207,155		12/1/2010	300
Shakopee	MN		783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	235,686		12/1/2010	300
Vadnais Heights	MN		931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	280,135		12/1/2010	300
White Bear Lake	MN		943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	283,901		12/1/2010	300
White Bear Lake	MN		860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	258,855		12/1/2010	300
Woodbury	MN		962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	289,349		12/1/2010	300
Zimmerman	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	294,656		12/1/2010	300
Bolivar	MO		712,586	1,258,249	376	None	712,586	1,258,625	1,971,211	98,635		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Bolivar	MO		734,876	1,297,609	388	None	734,876	1,297,997	2,032,873	101,720		1/22/2013	300
Fair Grove	MO		331,197	584,812	89,200	127	331,197	674,139	1,005,336	52,646		1/22/2013	300
Hollister	MO		660,909	1,167,001	349	None	660,909	1,167,350	1,828,259	91,482		1/22/2013	300
Monett	MO		493,610	871,592	260	None	493,610	871,852	1,365,462	68,325		1/22/2013	300
Springfield	MO		471,920	833,292	249	None	471,920	833,541	1,305,461	65,322		1/22/2013	300
Springfield	MO		794,438	1,402,780	419	None	794,438	1,403,199	2,197,637	109,965		1/22/2013	300
Springfield	MO		805,817	1,422,872	425	None	805,817	1,423,297	2,229,114	111,540		1/22/2013	300
Springfield	MO		600,117	1,059,657	317	None	600,117	1,059,974	1,660,091	83,067		1/22/2013	300
Springfield	MO		735,236	1,298,243	388	None	735,236	1,298,631	2,033,867	101,770		1/22/2013	300
Springfield	MO		782,041	1,380,889	413	None	782,041	1,381,302	2,163,343	108,249		1/22/2013	300
Springfield	MO		1,955,824	3,453,498	1,032	None	1,955,824	3,454,530	5,410,354	270,722		1/22/2013	300
Springfield	MO		839,527	1,482,396	443	None	839,527	1,482,839	2,322,366	116,206		1/22/2013	300
Waynesville	MO		511,912	903,909	270	None	511,912	904,179	1,416,091	70,858		1/22/2013	300
Brandon	MS		671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	476,163		6/30/2005	300
Flowood	MS		437,926	813,832	None	None	437,926	813,832	1,251,758	310,613		6/30/2005	300
Flowood	MS		399,972	743,347	None	None	399,972	743,347	1,143,319	283,711		6/30/2005	300
Jackson	MS		329,904	613,221	None	None	329,904	613,221	943,125	234,046		6/30/2005	300
Jackson	MS		540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	383,041		6/30/2005	300
Marion	MS		350,341	651,013	None	None	350,341	651,013	1,001,354	248,471		6/30/2005	300
Meridian	MS		437,926	813,671	None	None	437,926	813,671	1,251,597	310,552		6/30/2005	300
Meridian	MS		405,811	754,030	None	None	405,811	754,030	1,159,841	287,789		6/30/2005	300
Meridian	MS		145,975	271,478	None	None	145,975	271,478	417,453	103,614		6/30/2005	300
Meridian	MS		280,273	520,887	None	None	280,273	520,887	801,160	198,806		6/30/2005	300
Meridian	MS		321,146	596,794	None	None	321,146	596,794	917,940	225,787		7/19/2005	300
Newton	MS		467,121	867,891	None	None	467,121	867,891	1,335,012	331,246		6/30/2005	300
Pearl	MS		544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	386,145		6/30/2005	300
Philadelphia	MS		472,960	878,735	None	None	472,960	878,735	1,351,695	335,384		6/30/2005	300
Southaven	MS		310,000	641,637	None	None	310,000	641,637	951,637	276,971		3/18/2004	300
Terry	MS		583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	414,082		6/30/2005	300
Waveland	MS		180,000	331,637	None	None	180,000	331,637	511,637	143,154		3/18/2004	300
Archdale	NC		410,000	731,637	None	None	410,000	731,637	1,141,637	315,821		3/18/2004	300
Banner Elk	NC		386,993	718,861	2,000	None	386,993	720,861	1,107,854	196,639		3/27/2008	300
Banner Elk	NC		355,330	660,558	1,500	None	355,330	662,058	1,017,388	180,463		3/27/2008	300
Burgaw	NC		198,774	369,653	1,000	None	198,774	370,653	569,427	101,096		3/27/2008	300
Burgaw	NC		457,356	849,377	1,500	None	457,356	850,877	1,308,233	231,759		3/27/2008	300
Carolina Beach	NC		457,356	848,929	2,000	None	457,356	850,929	1,308,285	231,975		3/27/2008	300
Cary	NC		255,064	473,349	2,500	None	255,064	475,849	730,913	130,280		3/27/2008	300
Charlotte	NC		300,000	291,637	None	None	300,000	291,637	591,637	125,887		3/18/2004	300
Charlotte	NC		640,000	581,637	None	None	640,000	581,637	1,221,637	251,071		3/18/2004	300
Durham	NC		720,000	851,637	None	None	720,000	851,637	1,571,637	367,621		3/18/2004	300
Goldsboro	NC		460,000	740,625	None	None	460,000	740,625	1,200,625	413,492		1/25/2001	300
Greensboro	NC		700,000	655,000	None	None	700,000	655,000	1,355,000	398,458		10/27/1999	300
Greenville	NC		330,000	515,000	None	None	330,000	515,000	845,000	399,125		8/25/1995	300
Hampstead	NC		562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	284,829		3/27/2008	300
Holly Ridge	NC		721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	364,905		3/27/2008	300
Hubert	NC		404,584	750,372	2,500	None	404,584	752,872	1,157,456	205,537		3/27/2008	300
Jacksonville	NC		150,000	530,000	None	None	150,000	530,000	680,000	410,750		8/25/1995	300
Jacksonville	NC		180,000	371,637	None	None	180,000	371,637	551,637	160,421		3/18/2004	300
Jacksonville	NC		140,000	260,727	None	None	140,000	260,727	400,727	111,675		4/14/2004	300
Jacksonville	NC		351,812	653,367	1,500	None	351,812	654,867	1,006,679	178,509		3/27/2008	300
Kinston	NC		550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	728,187		10/24/1997	300
Raleigh	NC		740,000	791,637	None	None	740,000	791,637	1,531,637	341,721		3/18/2004	300
Richlands	NC		492,537	914,735	1,500	None	492,537	916,235	1,408,772	249,514		3/27/2008	300
Richlands	NC		376,439	698,103	2,500	None	376,439	700,603	1,077,042	191,338		3/27/2008	300
Riegelwood	NC		-	452,416	1,500	None	-	453,916	453,916	131,297		3/27/2008	283
Roanoke Rapids	NC		834,223	1,551,226	480	50,351	834,223	1,602,057	2,436,280	505,718		11/1/2006	300
Roxboro	NC		243,112	368,107	None	None	243,112	368,107	611,219	173,616		3/19/2003	300
Shallotte	NC		492,537	914,766	1,500	None	492,537	916,266	1,408,803	249,523		3/27/2008	300
Southern Pines	NC		600,000	300,625	None	None	600,000	300,625	900,625	167,826		1/25/2001	300
Wallace	NC		-	175,408	2,000	None	-	177,408	177,408	66,602		3/27/2008	219
Wilmington	NC		228,678	424,774	1,500	None	228,678	426,274	654,952	116,408		3/27/2008	300
Wilmington	NC		527,718	979,145	2,500	None	527,718	981,645	1,509,363	267,687		3/27/2008	300
Wilmington	NC		351,812	653,930	1,000	None	351,812	654,930	1,006,742	178,325		3/27/2008	300
Wilmington	NC		474,946	881,640	2,000	None	474,946	883,640	1,358,586	240,861		3/27/2008	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Wilmington	NC		-	351,366	2,000	None	-	353,366	353,366	169,748		3/27/2008	170
Wilmington	NC		364,126	676,287	1,500	None	364,126	677,787	1,041,913	184,736		3/27/2008	300
Wilmington	NC		439,765	817,271	1,000	None	439,765	818,271	1,258,036	222,699		3/27/2008	300
Wilmington	NC		-	804,196	1,500	None	-	805,696	805,696	219,485		3/27/2008	300
Wilmington	NC		386,993	718,788	1,500	None	386,993	720,288	1,107,281	196,282		3/27/2008	300
Wilmington	NC		527,718	979,102	2,500	None	527,718	981,602	1,509,320	267,676		3/27/2008	300
Wilmington	NC		334,222	620,284	2,000	None	334,222	622,284	956,506	169,859		3/27/2008	300
Wilmington	NC		334,222	620,751	1,500	None	334,222	622,251	956,473	169,649		3/27/2008	300
Winston Salem	NC		320,000	311,637	None	None	320,000	311,637	631,637	134,521		3/18/2004	300
Zebulon	NC		306,077	568,087	2,500	None	306,077	570,587	876,664	156,017		3/27/2008	300
Absecon	NJ		1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	1,274,493		6/27/2002	300
Mays Landing	NJ		1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,434,973		6/27/2002	300
Millville	NJ		953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	888,834		6/27/2002	300
Toms River	NJ		1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	1,179,850		6/27/2002	300
Toms River	NJ		982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	915,170		6/27/2002	300
Wall Township	NJ		1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,342,531		8/6/2002	300
Albuquerque	NM		200,000	271,637	None	None	200,000	271,637	471,637	117,254		3/18/2004	300
Kingston	NY		257,763	456,042	None	None	257,763	456,042	713,805	359,513		4/6/1995	300
Rochester	NY		632,586	1,116,989	334	None	632,586	1,117,323	1,749,909	87,561		1/22/2013	300
Alliance	OH		454,440	841,460	2,500	None	454,440	843,960	1,298,400	153,990		6/22/2010	300
Atwater	OH		118,555	266,748	None	209	118,555	266,957	385,512	211,384		3/3/1995	300
Bellefontaine	OH		560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	287,590		2/29/2008	300
Bellefontaine	OH		455,000	845,610	1,500	None	455,000	847,110	1,302,110	233,557		2/29/2008	300
Columbus	OH		147,296	304,411	None	None	147,296	304,411	451,707	240,992		3/3/1995	300
Columbus	OH		273,085	471,693	13,088	None	273,085	484,781	757,866	362,926		12/21/1995	300
Cuyahoga Falls	OH		321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	532,366		3/3/1995	300
De Graff	OH		302,750	561,860	2,500	None	302,750	564,360	867,110	156,209		2/29/2008	300
Eaton	OH		164,588	306,934	None	None	164,588	306,934	471,522	93,612		5/25/2007	300
Galion	OH		138,981	327,597	None	209	138,981	327,806	466,787	259,557		3/6/1995	300
Jackson Center	OH		367,500	682,110	2,500	None	367,500	684,610	1,052,110	189,278		2/29/2008	300
Kenton	OH		140,000	261,462	1,000	None	140,000	262,462	402,462	67,296		8/29/2008	300
Marysville	OH		507,500	943,110	1,500	None	507,500	944,610	1,452,110	260,370		2/29/2008	300
Marysville	OH		700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	358,682		2/29/2008	300
Marysville	OH		350,000	650,610	1,500	None	350,000	652,110	1,002,110	179,932		2/29/2008	300
Perrysburg	OH		211,678	390,680	None	134	211,678	390,814	602,492	282,413	1/10/1996	9/1/1995	300
Russells Point	OH		546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	280,440		2/29/2008	300
Streetsboro	OH		402,988	533,349	None	114	402,988	533,463	936,451	357,427	1/27/1997	9/3/1996	300
Tiffin	OH		117,017	273,040	None	209	117,017	273,249	390,266	216,365		3/7/1995	300
Troy	OH		355,009	588,111	None	85	355,009	588,196	943,205	398,981	1/31/1997	6/27/1996	300
Wadsworth	OH		266,507	496,917	None	116	266,507	497,033	763,540	343,968	11/26/1996	7/1/1996	300
Edmond	OK	984,265	529,988	1,037,325	2,000	None	529,988	1,039,325	1,569,313	64,268		6/27/2013	300
Edmond	OK	621,685	365,152	715,425	1,000	None	365,152	716,425	1,081,577	44,268		6/27/2013	300
Edmond	OK	519,222	352,862	692,398	2,000	None	352,862	694,398	1,047,260	42,998		6/27/2013	300
Edmond	OK	977,494	519,976	1,017,575	1,500	None	519,976	1,019,075	1,539,051	62,975		6/27/2013	300
Edmond	OK	1,638,333	962,803	1,886,389	1,000	None	962,803	1,887,389	2,850,192	116,477		6/27/2013	420
Midwest City	OK	690,102	405,372	794,228	1,000	None	405,372	795,228	1,200,600	49,127		6/27/2013	300
Midwest City	OK	757,833	445,188	872,239	1,000	None	445,188	873,239	1,318,427	53,938		6/27/2013	300
Moore	OK	522,179	306,341	600,193	2,000	None	306,341	602,193	908,534	37,312		6/27/2013	300
Moore	OK	502,387	294,864	577,709	1,500	None	294,864	579,209	874,073	35,850		6/27/2013	300
Norman	OK	408,000	248,874	487,810	2,000	None	248,874	489,810	738,684	30,382		6/27/2013	300
Norman	OK	549,078	390,000	521,739	2,000	None	390,000	523,739	913,739	32,474		6/27/2013	300
Norman	OK	846,643	470,199	920,644	2,000	None	470,199	922,644	1,392,843	57,073		6/27/2013	300
Norman	OK	1,188,090	697,964	1,367,492	1,500	None	697,964	1,368,992	2,066,956	84,554		6/27/2013	300
Norman	OK	278,506	163,252	319,845	1,500	None	163,252	321,345	484,597	19,949		6/27/2013	300
Oklahoma City	OK	806,669	453,873	888,815	2,000	None	453,873	890,815	1,344,688	55,110		6/27/2013	300
Oklahoma City	OK	886,016	520,386	1,019,567	1,500	None	520,386	1,021,067	1,541,453	63,098		6/27/2013	300
Oklahoma City	OK	699,518	410,750	804,762	1,500	None	410,750	806,262	1,217,012	49,852		6/27/2013	300
Oklahoma City	OK	717,734	421,459	825,743	1,500	None	421,459	827,243	1,248,702	51,146		6/27/2013	300
Oklahoma City	OK	260,306	166,843	327,194	2,000	None	166,843	329,194	496,037	20,477		6/27/2013	300
Oklahoma City	OK	727,353	426,956	836,510	2,000	None	426,956	838,510	1,265,466	51,885		6/27/2013	300
Oklahoma City	OK	715,846	456,873	895,930	2,000	None	456,873	897,930	1,354,803	55,549		6/27/2013	300
Oklahoma City	OK	393,965	220,000	510,953	2,500	None	220,000	513,453	733,453	31,884		6/27/2013	300
Oklahoma City	OK	586,829	344,347	674,656	2,000	None	344,347	676,656	1,021,003	41,904		6/27/2013	300
Oklahoma City	OK	278,506	178,588	350,229	2,000	None	178,588	352,229	530,817	21,897		6/27/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oklahoma City	OK	342,227	200,554	392,926	2,000	None	200,554	394,926	595,480	24,530		6/27/2013	300
Oklahoma City	OK	773,552	479,805	940,620	1,000	None	479,805	941,620	1,421,425	58,155		6/27/2013	300
Oklahoma City	OK	661,385	388,491	761,152	1,000	None	388,491	762,152	1,150,643	47,088		6/27/2013	300
Oklahoma City	OK	755,376	514,604	1,009,798	1,000	None	514,604	1,010,798	1,525,402	62,421		6/27/2013	300
Oklahoma City	OK	1,043,313	612,698	1,200,429	2,000	None	612,698	1,202,429	1,815,127	74,326		6/27/2013	300
Oklahoma City	OK	378,378	221,963	434,876	1,500	None	221,963	436,376	658,339	27,042		6/27/2013	300
Oklahoma City	OK	560,983	306,360	599,729	1,000	None	306,360	600,729	907,089	37,133		6/27/2013	300
Oklahoma City	OK	485,310	180,000	616,260	2,000	None	180,000	618,260	798,260	38,303		6/27/2013	300
Oklahoma City	OK	729,085	440,000	827,361	2,000	None	440,000	829,361	1,269,361	51,321		6/27/2013	300
Oklahoma City	OK	656,814	411,910	807,611	1,000	None	411,910	808,611	1,220,521	49,953		6/27/2013	300
Oklahoma City	OK	868,330	471,600	923,140	1,500	None	471,600	924,640	1,396,240	57,152		6/27/2013	300
Oklahoma City	OK	708,521	481,598	945,011	1,000	None	481,598	946,011	1,427,609	58,426		6/27/2013	300
Oklahoma City	OK	481,956	275,094	538,804	1,500	None	275,094	540,304	815,398	33,451		6/27/2013	300
Oklahoma City	OK	689,556	404,894	793,287	1,500	None	404,894	794,787	1,199,681	49,144		6/27/2013	300
Tulsa	OK		126,545	508,266	None	None	126,545	508,266	634,811	356,592		6/27/1997	300
Yukon	OK	1,052,596	618,155	1,211,121	2,000	None	618,155	1,213,121	1,831,276	74,986		6/27/2013	300
Yukon	OK	674,624	390,000	696,726	1,500	None	390,000	698,226	1,088,226	43,190		6/27/2013	300
Yukon	OK	1,127,895	713,299	1,398,650	1,000	None	713,299	1,399,650	2,112,949	86,400		6/27/2013	300
Yukon	OK	1,384,752	813,732	1,594,318	1,000	None	813,732	1,595,318	2,409,050	98,466		6/27/2013	300
Aliquippa	PA		226,195	452,631	None	None	226,195	452,631	678,826	198,401		1/29/2004	300
Allentown	PA	4,684,217	3,922,420	5,970,215	1,565	None	3,922,420	5,971,780	9,894,200	467,967		1/22/2013	300
Beaver	PA		95,626	223,368	None	None	95,626	223,368	318,994	97,908		1/29/2004	300
Beaver Falls	PA		92,207	230,758	None	None	92,207	230,758	322,965	101,147		1/29/2004	300
Bensalem	PA		569,763	387,611	None	None	569,763	387,611	957,374	180,233		5/29/2003	300
Downingtown	PA		1,722,222	576	None	None	1,722,222	576	1,722,798	272		2/25/2003	300
Mount Washington	PA		118,118	231,108	None	None	118,118	231,108	349,226	101,300		1/29/2004	300
Penndel	PA		739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	466,766		5/29/2003	300
Perryopolis	PA		148,953	134,299	None	None	148,953	134,299	283,252	58,866		1/29/2004	300
Philadelphia	PA		808,681	256,843	None	None	808,681	256,843	1,065,524	119,426		5/29/2003	300
Philadelphia	PA		425,928	167,147	None	None	425,928	167,147	593,075	77,718		5/29/2003	300
Philadelphia	PA		390,342	226,919	None	None	390,342	226,919	617,261	105,512		5/29/2003	300
Philadelphia	PA		541,792	236,049	None	None	541,792	236,049	777,841	109,757		5/29/2003	300
Philadelphia	PA		614,101	277,277	None	None	614,101	277,277	891,378	128,928		5/29/2003	300
Philadelphia	PA		1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	228,450		5/29/2003	300
Philadelphia	PA		935,672	448,426	None	None	935,672	448,426	1,384,098	208,513		5/29/2003	300
Philadelphia	PA		689,172	426,596	None	None	689,172	426,596	1,115,768	198,362		5/29/2003	300
Philadelphia	PA		349,294	134,485	None	None	349,294	134,485	483,779	62,530		5/29/2003	300
Pittsburgh	PA		497,668	320,170	None	None	497,668	320,170	817,838	140,339		1/29/2004	300
Pittsburgh	PA		296,277	287,540	None	None	296,277	287,540	583,817	126,036		1/29/2004	300
Pittsburgh	PA		395,417	474,741	None	None	395,417	474,741	870,158	208,093		1/29/2004	300
South Park	PA		252,247	436,182	None	None	252,247	436,182	688,429	191,152		1/29/2004	300
Southampton	PA		783,279	163,721	None	None	783,279	163,721	947,000	76,124		5/29/2003	300
Valencia	PA		440,565	278,492	None	None	440,565	278,492	719,057	122,070		1/29/2004	300
Verona	PA		171,411	257,358	None	None	171,411	257,358	428,769	112,806		1/29/2004	300
Willow Grove	PA		329,934	73,123	None	None	329,934	73,123	403,057	33,997		5/29/2003	300
Aiken	SC		400,000	402,665	None	None	400,000	402,665	802,665	248,977		7/22/1999	300
Aiken	SC		320,000	432,527	None	None	320,000	432,527	752,527	267,442		7/22/1999	300
Aiken	SC		330,000	472,679	None	None	330,000	472,679	802,679	292,269		7/22/1999	300
Aiken	SC		560,000	543,588	None	None	560,000	543,588	1,103,588	336,113		7/22/1999	300
Aiken	SC		360,000	542,982	None	None	360,000	542,982	902,982	335,739		7/22/1999	300
Aiken	SC		540,000	388,058	None	None	540,000	388,058	928,058	239,944		7/22/1999	300
Aiken	SC		250,000	251,770	None	None	250,000	251,770	501,770	155,675		7/22/1999	300
Beech Island	SC		330,000	481,637	None	None	330,000	481,637	811,637	207,904		3/18/2004	300
Belvedere	SC		490,000	463,080	None	None	490,000	463,080	953,080	286,333		7/22/1999	300
Bishopville	SC		191,738	356,130	1,500	None	191,738	357,630	549,368	97,760		3/27/2008	300
Bonneau	SC		128,411	239,191	1,500	None	128,411	240,691	369,102	65,992		3/27/2008	300
Camden	SC		269,136	499,897	1,500	None	269,136	501,397	770,533	136,817		3/27/2008	300
Columbia	SC		150,000	450,000	None	None	150,000	450,000	600,000	348,750		8/25/1995	300
Columbia	SC		520,000	471,637	None	None	520,000	471,637	991,637	203,587		3/18/2004	300
Conway	SC		-	251,890	1,000	None	-	252,890	252,890	107,006		3/27/2008	193
Cordova	SC		137,207	255,025	2,000	None	137,207	257,025	394,232	70,631		3/27/2008	300
Eastover	SC		138,966	258,625	1,000	None	138,966	259,625	398,591	70,934		3/27/2008	300
Florence	SC		193,497	359,413	1,500	None	193,497	360,913	554,410	98,652		3/27/2008	300
Florence	SC		337,740	627,293	1,500	None	337,740	628,793	966,533	171,426		3/27/2008	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Goose Creek	SC		150,000	241,637	None	None	150,000	241,637	391,637	104,304		3/18/2004	300
Greenville	SC		390,000	462,847	None	None	390,000	462,847	852,847	286,189		7/22/1999	300
Greenville	SC		300,000	402,392	None	None	300,000	402,392	702,392	248,809		7/22/1999	300
Greenville	SC		370,000	432,695	None	None	370,000	432,695	802,695	267,546		7/22/1999	300
Greenville	SC		620,000	483,604	None	None	620,000	483,604	1,103,604	299,023		7/22/1999	300
Greenville	SC		680,000	423,604	None	None	680,000	423,604	1,103,604	261,923		7/22/1999	300
Greer	SC		400,000	502,879	None	None	400,000	502,879	902,879	310,942		7/22/1999	300
Hemingway	SC		246,269	458,069	1,500	None	246,269	459,569	705,838	125,453		3/27/2008	300
Hilton Head	SC		500,000	691,637	None	None	500,000	691,637	1,191,637	298,554		3/18/2004	300
Hilton Head	SC		185,500	344,510	None	None	185,500	344,510	530,010	147,565		4/14/2004	300
Irmo	SC		690,000	461,637	None	None	690,000	461,637	1,151,637	199,271		3/18/2004	300
Jackson	SC		170,000	632,626	None	None	170,000	632,626	802,626	391,170		7/22/1999	300
Johns Island	SC		170,000	350,000	None	None	170,000	350,000	520,000	271,250		8/25/1995	300
Kingstree	SC		-	301,766	2,000	None	-	303,766	303,766	120,131		3/27/2008	207
Kingstree	SC		209,328	389,965	1,000	None	209,328	390,965	600,293	106,614		3/27/2008	300
Lake City	SC		202,292	376,398	1,500	None	202,292	377,898	580,190	103,266		3/27/2008	300
Lexington	SC		255,000	545,000	None	None	255,000	545,000	800,000	422,375		8/25/1995	300
Lexington	SC		640,000	563,891	None	None	640,000	563,891	1,203,891	348,667		7/22/1999	300
Lexington	SC		540,000	563,588	None	None	540,000	563,588	1,103,588	348,480		7/22/1999	300
Lexington	SC		360,000	843,891	None	None	360,000	843,891	1,203,891	521,800		7/22/1999	300
Lugoff	SC		200,533	372,490	1,500	None	200,533	373,990	574,523	102,205		3/27/2008	300
Moncks Corner	SC		351,812	654,578	1,000	None	351,812	655,578	1,007,390	178,501		3/27/2008	300
Mount Pleasant	SC		668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	338,068		3/27/2008	300
Myrtle Beach	SC		492,537	913,807	2,500	None	492,537	916,307	1,408,844	249,937		3/27/2008	300
Myrtle Beach	SC		703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	355,831		3/27/2008	300
Myrtle Beach	SC		-	176,002	1,500	None	-	177,502	177,502	48,825		3/27/2008	300
Myrtle Beach	SC		-	753,979	1,500	None	-	755,479	755,479	205,842		3/27/2008	300
Myrtle Beach	SC		-	327,278	1,000	None	-	328,278	328,278	162,276		3/27/2008	165
Myrtle Beach	SC		-	277,019	1,000	None	-	278,019	278,019	120,091		3/27/2008	189
North Augusta	SC		400,000	452,777	None	None	400,000	452,777	852,777	279,963		7/22/1999	300
North Augusta	SC		490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	527,337		3/18/2004	300
North Charleston	SC		400,000	650,000	None	8	400,000	650,008	1,050,008	503,754		8/25/1995	300
Orangeburg	SC		320,000	691,637	None	None	320,000	691,637	1,011,637	298,554		3/18/2004	300
Pinewood	SC		325,426	605,076	1,500	None	325,426	606,576	932,002	165,390		3/27/2008	300
Simpsonville	SC		530,000	573,485	None	None	530,000	573,485	1,103,485	354,599		7/22/1999	300
Spartanburg	SC		470,000	432,879	None	None	470,000	432,879	902,879	267,659		7/22/1999	300
Summerton	SC		142,484	265,326	1,500	None	142,484	266,826	409,310	73,092		3/27/2008	300
Summerville	SC		115,000	515,000	None	None	115,000	515,000	630,000	399,125		8/25/1995	300
Summerville	SC		297,500	553,227	None	None	297,500	553,227	850,727	236,963		4/14/2004	300
Sumter	SC		211,087	392,065	1,500	None	211,087	393,565	604,652	107,522		3/27/2008	300
Sumter	SC		263,859	490,128	1,500	None	263,859	491,628	755,487	134,163		3/27/2008	300
Sumter	SC		362,367	673,012	1,500	None	362,367	674,512	1,036,879	183,846		3/27/2008	300
Sumter	SC		181,183	336,587	1,500	None	181,183	338,087	519,270	92,451		3/27/2008	300
Sumter	SC		154,797	287,584	1,500	None	154,797	289,084	443,881	79,138		3/27/2008	300
Sumter	SC		351,812	653,469	1,500	None	351,812	654,969	1,006,781	178,537		3/27/2008	300
Sumter	SC		334,222	620,801	1,500	None	334,222	622,301	956,523	169,662		3/27/2008	300
Sumter	SC		281,450	522,796	1,500	None	281,450	524,296	805,746	143,038		3/27/2008	300
Sumter	SC		146,002	271,250	1,500	None	146,002	272,750	418,752	74,701		3/27/2008	300
Sumter	SC		372,921	693,113	1,000	None	372,921	694,113	1,067,034	188,970		3/27/2008	300
Sumter	SC		149,520	277,726	1,500	None	149,520	279,226	428,746	76,460		3/27/2008	300
Sumter	SC		262,100	486,861	1,500	None	262,100	488,361	750,461	133,275		3/27/2008	300
Sumter	SC		184,701	344,620	None	None	184,701	344,620	529,321	93,621		3/27/2008	300
West Columbia	SC		410,000	693,574	None	None	410,000	693,574	1,103,574	428,854		7/22/1999	300
West Columbia	SC		336,000	624,727	None	None	336,000	624,727	960,727	267,589		4/14/2004	300
Arrington	TN		385,000	716,242	None	None	385,000	716,242	1,101,242	321,109		10/16/2003	300
Athens	TN		175,000	326,242	None	None	175,000	326,242	501,242	146,259		10/16/2003	300
Athens	TN		124,179	231,860	None	None	124,179	231,860	356,039	103,944		10/16/2003	300
Benton	TN		192,500	358,742	None	None	192,500	358,742	551,242	160,830		10/16/2003	300
Chattanooga	TN		181,731	338,741	None	None	181,731	338,741	520,472	151,863		10/16/2003	300
Chattanooga	TN		131,820	313,242	None	None	131,820	313,242	445,062	140,430		10/16/2003	300
Chattanooga	TN		175,000	326,242	(79,571)	None	162,879	258,792	421,671	116,019		10/16/2003	300
Chattanooga	TN		159,979	298,346	None	None	159,979	298,346	458,325	133,752		10/16/2003	300
Chattanooga	TN		105,000	196,242	None	None	105,000	196,242	301,242	87,975		10/16/2003	300
Chattanooga	TN		245,000	456,242	None	None	245,000	456,242	701,242	204,542		10/16/2003	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Chattanooga	TN		297,500	553,742	None	None	297,500	553,742	851,242	248,255		10/16/2003	300
Chattanooga	TN		323,750	822,529	None	None	323,750	822,529	1,146,279	348,847		10/16/2003	300
Chattanooga	TN		280,000	521,242	None	None	280,000	521,242	801,242	233,684		10/16/2003	300
Chattanooga	TN		257,250	478,992	None	None	257,250	478,992	736,242	214,742		10/16/2003	300
Chattanooga	TN		283,209	527,201	None	None	283,209	527,201	810,410	236,356		10/16/2003	300
Chattanooga	TN		542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	452,246		10/16/2003	300
Chattanooga	TN		332,500	618,742	None	None	332,500	618,742	951,242	277,396		10/16/2003	300
Chattanooga	TN		300,373	559,077	(39,679)	None	260,694	559,077	819,771	250,647		10/16/2003	300
Chattanooga	TN		175,000	326,242	(24,664)	None	150,336	326,242	476,578	146,259		10/16/2003	300
Cleveland	TN		110,009	205,545	None	None	110,009	205,545	315,554	92,146		10/16/2003	300
Cleveland	TN		227,500	423,742	None	None	227,500	423,742	651,242	189,971		10/16/2003	300
Cleveland	TN		280,000	521,242	None	None	280,000	521,242	801,242	233,684		10/16/2003	300
Cleveland	TN		245,000	456,242	None	None	245,000	456,242	701,242	204,542		10/16/2003	300
Cleveland	TN		157,500	293,742	None	None	157,500	293,742	451,242	131,688		10/16/2003	300
Cleveland	TN		122,500	228,742	None	None	122,500	228,742	351,242	102,546		10/16/2003	300
Cleveland	TN		300,373	559,077	None	None	300,373	559,077	859,450	250,647		10/16/2003	300
Dayton	TN		262,500	488,742	None	None	262,500	488,742	751,242	219,113		10/16/2003	300
Decatur	TN		181,731	338,742	None	None	181,731	338,742	520,473	151,863		10/16/2003	300
Dunlap	TN		315,000	586,242	None	None	315,000	586,242	901,242	262,825		10/16/2003	300
Etowah	TN		192,500	358,742	None	None	192,500	358,742	551,242	160,830		10/16/2003	300
Gallatin	TN		525,000	976,242	None	None	525,000	976,242	1,501,242	437,675		10/16/2003	300
Gray	TN		191,151	355,563	None	None	191,151	355,563	546,714	101,334		11/29/2007	300
Harrison	TN		484,313	900,680	None	None	484,313	900,680	1,384,993	403,799		10/16/2003	300
Hixson	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	291,967		10/16/2003	300
Hixson	TN		271,250	504,992	None	None	271,250	504,992	776,242	226,398		10/16/2003	300
Hixson	TN		513,215	954,355	None	None	513,215	954,355	1,467,570	427,863		10/16/2003	300
Hixson	TN		94,500	176,742	None	None	94,500	176,742	271,242	79,233		10/16/2003	300
Hixson	TN		300,373	559,077	None	None	300,373	559,077	859,450	250,647		10/16/2003	300
Kimball	TN		332,500	618,742	None	None	332,500	618,742	951,242	277,396		10/16/2003	300
Kingsport	TN		155,603	289,545	None	None	155,603	289,545	445,148	82,519		11/29/2007	300
Kingsport	TN		310,303	576,845	None	None	310,303	576,845	887,148	164,399		11/29/2007	300
La Vergne	TN		340,000	650,000	None	None	340,000	650,000	990,000	503,750		8/25/1995	300
La Vergne	TN		577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	481,388		10/16/2003	300
Manchester	TN		266,119	495,463	None	None	266,119	495,463	761,582	222,126		10/16/2003	300
Manchester	TN		281,675	524,352	None	None	281,675	524,352	806,027	235,078		10/16/2003	300
Manchester	TN		319,846	595,242	None	None	319,846	595,242	915,088	266,861		10/16/2003	300
Monteagle	TN		271,173	504,849	None	None	271,173	504,849	776,022	226,334		10/16/2003	300
Mount Juliet	TN		397,128	738,764	None	None	397,128	738,764	1,135,892	331,206		10/16/2003	300
Murfreesboro	TN		549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	458,075		10/16/2003	300
Murfreesboro	TN		467,810	870,032	None	None	467,810	870,032	1,337,842	390,058		10/16/2003	300
Murfreesboro	TN		300,373	559,077	None	None	300,373	559,077	859,450	250,647		10/16/2003	300
Nashville	TN		498,628	927,264	None	None	498,628	927,264	1,425,892	415,717		10/16/2003	300
Ocoee	TN		119,792	223,713	(11,239)	None	108,553	223,713	332,266	100,292		10/16/2003	300
Ooltewah	TN		234,231	436,241	None	None	234,231	436,241	670,472	195,575		10/16/2003	300
Ooltewah	TN		700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	530,442		10/16/2003	300
Ooltewah	TN		105,000	196,242	None	None	105,000	196,242	301,242	87,975		10/16/2003	300
Roan Mountain	TN		286,303	532,274	None	None	286,303	532,274	818,577	151,696		11/29/2007	300
Shelbyville	TN		320,229	595,953	None	None	320,229	595,953	916,182	267,179		10/16/2003	300
Smyrna	TN		426,466	793,251	None	None	426,466	793,251	1,219,717	355,634		10/16/2003	300
Smyrna	TN		630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	388,062		9/27/2006	300
Soddy Daisy	TN		297,500	553,732	None	None	297,500	553,732	851,232	248,250		10/16/2003	300
Soddy Daisy	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	291,967		10/16/2003	300
Soddy Daisy	TN		245,000	456,242	None	None	245,000	456,242	701,242	204,542		10/16/2003	300
Sweetwater	TN		122,500	228,742	None	None	122,500	228,742	351,242	102,546		10/16/2003	300
Sweetwater	TN		339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	429,681		10/16/2003	300
Sweetwater	TN		133,000	248,242	None	None	133,000	248,242	381,242	111,289		10/16/2003	300
Abingdon	VA		57,847	107,997	None	None	57,847	107,997	165,844	30,778		11/29/2007	300
Big Stone Gap	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	279,259		11/29/2007	300
Bristol	VA		213,369	396,824	None	None	213,369	396,824	610,193	113,093		11/29/2007	300
Bristol	VA		268,303	498,845	None	None	268,303	498,845	767,148	142,169		11/29/2007	300
Bristol	VA		171,156	318,428	None	None	171,156	318,428	489,584	90,750		11/29/2007	300
Castlewood	VA		387,303	720,307	None	None	387,303	720,307	1,107,610	205,286		11/29/2007	300
Charlottesville	VA		817,604	1,619,856	2,000	None	817,604	1,621,856	2,439,460	62,278		1/31/2014	300
Charlottesville	VA		536,443	1,062,813	2,500	None	536,443	1,065,313	1,601,756	40,970		1/31/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Charlottesville	VA		692,490	1,371,977	2,000	None	692,490	1,373,977	2,066,467	52,776		1/31/2014	300
Chatham	VA		347,728	525,031	None	None	347,728	525,031	872,759	247,633		3/19/2003	300
Chesapeake	VA		225,000	400,366	None	None	225,000	400,366	625,366	150,137		8/18/2005	300
Clintwood	VA		378,553	703,610	None	None	378,553	703,610	1,082,163	200,527		11/29/2007	300
Coeburn	VA		168,934	314,764	None	None	168,934	314,764	483,698	89,706		11/29/2007	300
Coeburn	VA		312,303	581,021	None	None	312,303	581,021	893,324	165,590		11/29/2007	300
Coeburn	VA		282,303	525,307	None	None	282,303	525,307	807,610	149,711		11/29/2007	300
Collinsville	VA		84,465	130,137	None	None	84,465	130,137	214,602	61,374		3/19/2003	300
Danville	VA		149,276	227,333	None	None	149,276	227,333	376,609	107,218		3/19/2003	300
Danville	VA		83,644	128,884	None	None	83,644	128,884	212,528	60,783		3/19/2003	300
Danville	VA		266,722	403,501	None	None	266,722	403,501	670,223	190,311		3/19/2003	300
Franklin	VA		536,667	863,699	None	None	536,667	863,699	1,400,366	323,887		8/18/2005	300
Gate City	VA		422,303	784,845	None	None	422,303	784,845	1,207,148	223,679		11/29/2007	300
Glen Allen	VA		329,698	498,015	None	None	329,698	498,015	827,713	234,890		3/19/2003	300
Gordonsville	VA		770,000	1,155,478	1,500	None	770,000	1,156,978	1,926,978	44,431		1/31/2014	300
Gordonsville	VA		2,190,000	2,286,653	3,000	None	2,190,000	2,289,653	4,479,653	87,930		1/31/2014	300
Hampton	VA		433,985	459,108	None	None	433,985	459,108	893,093	306,826		4/17/1998	300
Highland Springs	VA		396,720	598,547	None	None	396,720	598,547	995,267	282,308		3/19/2003	300
Honaker	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	260,861		11/29/2007	300
Martinsville	VA		246,820	373,653	None	None	246,820	373,653	620,473	176,233		3/19/2003	300
Martinsville	VA		83,521	128,706	None	None	83,521	128,706	212,227	60,699		3/19/2003	300
Midlothian	VA		325,000	302,872	None	153	325,000	303,025	628,025	210,567		8/21/1997	300
Newport News	VA		490,616	605,304	None	None	490,616	605,304	1,095,920	375,202	1/20/2000	4/17/1998	300
Norton	VA		157,826	293,688	None	None	157,826	293,688	451,514	83,699		11/29/2007	300
Norton	VA		457,303	849,860	None	None	457,303	849,860	1,307,163	242,209		11/29/2007	300
Norton	VA		222,256	413,344	None	None	222,256	413,344	635,600	117,801		11/29/2007	300
Pound	VA		256,170	476,327	None	None	256,170	476,327	732,497	135,752		11/29/2007	300
Pound	VA		276,303	513,717	None	None	276,303	513,717	790,020	146,408		11/29/2007	300
Richlands	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	260,861		11/29/2007	300
Richlands	VA		140,051	261,125	None	None	140,051	261,125	401,176	74,419		11/29/2007	300
Richmond	VA		700,000	400,740	None	None	700,000	400,740	1,100,740	267,820		4/17/1998	300
Richmond	VA		400,000	250,875	None	None	400,000	250,875	650,875	167,659		4/17/1998	300
Richmond	VA		1,000,000	740	None	None	1,000,000	740	1,000,740	487		4/17/1998	300
Richmond	VA		700,000	100,695	None	None	700,000	100,695	800,695	67,291		4/17/1998	300
Richmond	VA		1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,666,877		8/22/2002	300
Richmond	VA		298,227	451,014	None	None	298,227	451,014	749,241	212,721		3/19/2003	300
Richmond	VA		213,982	324,659	None	None	213,982	324,659	538,641	153,123		3/19/2003	300
Richmond	VA		482,735	727,776	None	None	482,735	727,776	1,210,511	343,261		3/19/2003	300
Richmond	VA		350,453	529,365	None	None	350,453	529,365	879,818	249,676		3/19/2003	300
Richmond	VA		323,496	488,918	None	None	323,496	488,918	812,414	230,599		3/19/2003	300
Richmond	VA		278,443	421,584	None	None	278,443	421,584	700,027	198,840		3/19/2003	300
Roanoke	VA		325,000	575,366	None	None	325,000	575,366	900,366	215,762		8/18/2005	300
Rosedale	VA		211,147	393,160	None	None	211,147	393,160	604,307	112,049		11/29/2007	300
Saint Paul	VA		334,803	622,807	None	None	334,803	622,807	957,610	177,498		11/29/2007	300
Saint Paul	VA		422,303	785,307	None	None	422,303	785,307	1,207,610	223,811		11/29/2007	300
Sandston	VA		152,535	232,528	None	None	152,535	232,528	385,063	109,668		3/19/2003	300
South Boston	VA		160,893	244,778	None	None	160,893	244,778	405,671	115,447		3/19/2003	300
Stafford	VA		271,865	601,997	None	167	271,865	602,164	874,029	434,583		12/20/1996	300
Staunton	VA		675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	375,137		8/18/2005	300
Suffolk	VA		700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	375,137		8/18/2005	300
Tazewell	VA		153,382	285,882	None	None	153,382	285,882	439,264	81,475		11/29/2007	300
Troutville	VA		575,000	975,366	(93,309)	None	481,691	975,366	1,457,057	365,762		8/18/2005	300
Virginia Beach	VA		1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	1,113,069		6/27/2002	300
Warrenton	VA		515,971	649,125	None	161	515,971	649,286	1,165,257	468,589		12/20/1996	300
Weber City	VA		369,803	687,345	None	None	369,803	687,345	1,057,148	195,892		11/29/2007	300
Williamsburg	VA		838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	780,974		6/27/2002	300
Wise	VA		334,803	622,360	None	None	334,803	622,360	957,163	177,371		11/29/2007	300
Wise	VA		66,733	124,517	None	None	66,733	124,517	191,250	35,486		11/29/2007	300
Wise	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	279,259		11/29/2007	300
Wytheville	VA		1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	591,686		8/18/2005	300
Yorktown	VA		309,435	447,144	None	None	309,435	447,144	756,579	298,825		4/17/1998	300
Yorktown	VA	3,324,510	2,121,289	4,701,469	1,623	None	2,121,289	4,703,092	6,824,381	368,593		1/22/2013	300
East Troy	WI		578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	217,376		12/28/2009	300
Ellsworth	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Menomonie	WI		770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	231,809		12/1/2010	300
Menomonie	WI		175,000	323,000	2,000	None	175,000	325,000	500,000	53,035		12/1/2010	300
Menomonie	WI		441,256	817,975	1,500	None	441,256	819,475	1,260,731	132,852		12/1/2010	300
Mondovi	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	52,912		12/1/2010	300
Osseo	WI		613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	184,775		12/1/2010	300

Crafts and novelties
Morgan Hill	CA		319,063	2,518,205	None	None	319,063	2,518,205	2,837,268	230,835		9/18/2012	300
Rancho Cucamonga	CA		2,790,740	4,713,106	None	None	2,790,740	4,713,106	7,503,846	432,035		9/18/2012	300
Roseville	CA		1,415,674	4,367,269	None	None	1,415,674	4,367,269	5,782,943	400,333		9/18/2012	300
Temecula	CA		2,027,441	4,644,558	None	None	2,027,441	4,644,558	6,671,999	425,751		9/18/2012	300
Clermont	FL		980,500	4,587,292	None	None	980,500	4,587,292	5,567,792	316,581	5/10/2013	6/26/2012	300
Cutler Bay	FL		743,498	657,485	392,136	154	743,498	1,049,775	1,793,273	582,078		12/31/1998	300
Albany	GA		653,464	12,112,629	372	None	653,464	12,113,001	12,766,465	643,376		1/22/2013	420
Rockford	IL		159,587	618,398	176,656	211	159,587	795,265	954,852	456,322		11/26/1996	300
Clovis	NM		150,000	2,939,618	None	None	150,000	2,939,618	3,089,618	63,692		6/30/2014	300
Stony Brook	NY		980,000	1,801,586	5,641	None	980,000	1,807,227	2,787,227	1,153,503		1/11/1999	300
Pleasant Hills	PA		631,084	1,172,563	32,078	42	631,084	1,204,683	1,835,767	570,242		11/1/2002	300
Columbia	SC		1,102,910	4,391,244	None	None	1,102,910	4,391,244	5,494,154	160,666	1/27/2014	6/21/2013	300

Diversified industrial
Cedar Rapids	IA		1,000,000	12,981,440	None	None	1,000,000	12,981,440	13,981,440	448,169		10/10/2013	420
Buffalo Grove	IL	10,250,000	3,130,000	17,353,386	None	None	3,130,000	17,353,386	20,483,386	351,199		4/1/2014	420
Portland	TN	9,962,821	1,481,370	10,969,189	None	None	1,481,370	10,969,189	12,450,559	1,005,509		9/19/2012	300
Deer Park	TX	9,790,000	2,410,000	13,364,183	None	None	2,410,000	13,364,183	15,774,183	270,466		4/1/2014	420

Dollar stores
Andalusia	AL		334,025	1,085,582	None	None	334,025	1,085,582	1,419,607	85,037		1/22/2013	300
Ariton	AL		113,182	824,898	None	None	113,182	824,898	938,080	31,621		1/31/2014	300
Bessemer	AL		391,797	1,273,339	None	None	391,797	1,273,339	1,665,136	99,745		1/22/2013	300
Bessemer	AL		279,833	1,100,867	None	None	279,833	1,100,867	1,380,700	60,548		8/22/2013	300
Birmingham	AL		707,673	1,314,251	None	None	707,673	1,314,251	2,021,924	133,615		6/1/2012	300
Birmingham	AL		322,861	599,600	None	None	322,861	599,600	922,461	48,967		12/14/2012	300
Birmingham	AL		248,925	979,275	None	None	248,925	979,275	1,228,200	53,860		8/22/2013	300
Birmingham	AL		235,245	925,455	None	None	235,245	925,455	1,160,700	50,900		8/22/2013	300
Birmingham	AL		265,160	1,043,140	None	None	265,160	1,043,140	1,308,300	57,373		8/22/2013	300
Birmingham	AL		312,444	1,229,156	None	None	312,444	1,229,156	1,541,600	67,604		8/22/2013	300
Birmingham	AL		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	57,745		8/22/2013	300
Camp Hill	AL		127,780	851,515	None	None	127,780	851,515	979,295	32,641		1/24/2014	300
Castleberry	AL		121,658	810,716	None	None	121,658	810,716	932,374	31,077		1/24/2014	300
Cedar Bluff	AL		160,037	836,150	None	None	160,037	836,150	996,187	32,052		1/24/2014	300
Center Point	AL		232,043	912,857	None	None	232,043	912,857	1,144,900	50,207		8/22/2013	300
Clanton	AL		300,000	962,598	None	None	300,000	962,598	1,262,598	36,900		1/31/2014	300
Crossville	AL		268,814	873,647	None	None	268,814	873,647	1,142,461	68,436		1/22/2013	300
Cullman	AL		277,067	685,954	None	None	277,067	685,954	963,021	26,295		1/24/2014	300
Decatur	AL		301,085	559,159	None	None	301,085	559,159	860,244	56,848		6/1/2012	300
Decatur	AL		269,275	765,035	None	None	269,275	765,035	1,034,310	29,326		1/31/2014	300
Duncanville	AL		162,574	786,023	None	None	162,574	786,023	948,597	30,131		1/31/2014	300
Enterprise	AL		294,944	837,962	None	None	294,944	837,962	1,132,906	32,122		1/31/2014	300
Eufaula	AL		201,712	1,053,886	None	None	201,712	1,053,886	1,255,598	40,399		1/24/2014	300
Evergreen	AL		193,413	1,010,529	None	None	193,413	1,010,529	1,203,942	38,737		1/24/2014	300
Florence	AL		419,440	778,959	None	None	419,440	778,959	1,198,399	63,615		12/14/2012	300
Forestdale	AL		287,839	1,132,361	None	None	287,839	1,132,361	1,420,200	62,280		8/22/2013	300
Frisco City	AL		163,025	788,202	None	None	163,025	788,202	951,227	30,214		1/31/2014	300
Gilbertown	AL		171,006	1,246,332	None	None	171,006	1,246,332	1,417,338	47,776		1/31/2014	300
Huntsville	AL		501,318	931,020	None	None	501,318	931,020	1,432,338	94,654		6/1/2012	300
Jasper	AL		276,246	897,800	None	None	276,246	897,800	1,174,046	70,328		1/22/2013	300
Jasper	AL		282,574	918,366	None	None	282,574	918,366	1,200,940	71,939		1/22/2013	300
Jasper	AL		280,753	912,446	None	None	280,753	912,446	1,193,199	71,475		1/22/2013	300
Lillian	AL		203,832	985,500	None	None	203,832	985,500	1,189,332	37,778		1/31/2014	300
Livingston	AL		239,319	941,481	None	None	239,319	941,481	1,180,800	51,781		8/22/2013	300
Marbury	AL		160,000	1,006,765	None	None	160,000	1,006,765	1,166,765	38,593		1/31/2014	300
Mobile	AL		212,971	837,829	None	None	212,971	837,829	1,050,800	46,081		8/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Montgomery	AL		532,170	988,317	None	None	532,170	988,317	1,520,487	80,713		12/14/2012	300
Montgomery	AL		366,980	681,533	None	None	366,980	681,533	1,048,513	55,659		12/14/2012	300
Moundville	AL		230,583	907,117	None	None	230,583	907,117	1,137,700	49,891		8/22/2013	300
Odenville	AL		176,981	855,676	None	None	176,981	855,676	1,032,657	32,801		1/31/2014	300
Opelika	AL		331,598	1,077,694	None	None	331,598	1,077,694	1,409,292	84,419		1/22/2013	300
Prichard	AL		429,411	797,478	None	None	429,411	797,478	1,226,889	65,127		12/14/2012	300
Remlap	AL		177,711	859,208	None	None	177,711	859,208	1,036,919	32,936		1/31/2014	300
Samson	AL		181,064	1,319,631	None	None	181,064	1,319,631	1,500,695	50,586		1/31/2014	300
Shelby	AL		277,350	901,388	None	None	277,350	901,388	1,178,738	70,609		1/22/2013	300
Slocomb	AL		268,240	1,055,260	None	None	268,240	1,055,260	1,323,500	58,039		8/22/2013	300
Slocomb	AL		280,000	2,597,341	None	None	280,000	2,597,341	2,877,341	99,565		1/31/2014	300
Smiths Station	AL		359,391	1,168,019	None	None	359,391	1,168,019	1,527,410	91,495		1/22/2013	300
Sycamore	AL		50,000	885,687	None	None	50,000	885,687	935,687	33,951		1/31/2014	300
Sylacauga	AL		147,110	980,328	None	None	147,110	980,328	1,127,438	37,579		1/24/2014	300
Thorsby	AL		298,516	970,178	None	None	298,516	970,178	1,268,694	75,997		1/22/2013	300
Troy	AL		257,985	1,014,915	None	None	257,985	1,014,915	1,272,900	55,820		8/22/2013	300
Uriah	AL		140,000	776,826	None	None	140,000	776,826	916,826	29,778		1/31/2014	300
Weaver	AL		220,771	627,231	None	None	220,771	627,231	848,002	26,135		12/20/2013	300
Webb	AL		173,294	905,411	None	None	173,294	905,411	1,078,705	34,707		1/24/2014	300
Wedowee	AL		251,256	988,444	None	None	251,256	988,444	1,239,700	54,364		8/22/2013	300
York	AL		218,727	860,473	None	None	218,727	860,473	1,079,200	47,326		8/22/2013	300
Atkins	AR		264,657	491,507	None	None	264,657	491,507	756,164	40,140		12/14/2012	300
Black Rock	AR		137,428	915,809	None	None	137,428	915,809	1,053,237	35,106		1/24/2014	300
Cabot	AR		479,323	1,186,692	None	None	479,323	1,186,692	1,666,015	45,490		1/24/2014	300
Clarendon	AR		156,618	1,043,684	None	None	156,618	1,043,684	1,200,302	40,008		1/24/2014	300
Dermott	AR		137,299	540,136	None	None	137,299	540,136	677,435	27,907		9/18/2013	300
Drasco	AR		135,176	900,796	None	None	135,176	900,796	1,035,972	34,531		1/24/2014	300
England	AR		147,813	985,008	None	None	147,813	985,008	1,132,821	37,759		1/24/2014	300
Greenbrier	AR		277,423	1,449,455	None	None	277,423	1,449,455	1,726,878	55,562		1/24/2014	300
Gurdon	AR		99,815	727,471	None	None	99,815	727,471	827,286	32,736		11/20/2013	300
Hampton	AR		128,214	854,405	None	None	128,214	854,405	982,619	32,752		1/24/2014	300
Haskell	AR		191,254	999,249	None	None	191,254	999,249	1,190,503	38,305		1/24/2014	300
Hope	AR		421,413	782,623	None	None	421,413	782,623	1,204,036	79,567		6/1/2012	300
Huntsville	AR		168,806	1,124,906	None	None	168,806	1,124,906	1,293,712	43,121		1/24/2014	300
Jasper	AR		110,000	835,511	None	None	110,000	835,511	945,511	32,028		1/24/2014	300
Jonesboro	AR		240,000	867,698	None	None	240,000	867,698	1,107,698	33,262		1/24/2014	300
Jonesboro	AR		380,000	806,115	None	None	380,000	806,115	1,186,115	30,901		1/24/2014	300
Little Rock	AR		248,520	977,680	None	None	248,520	977,680	1,226,200	53,772		8/22/2013	300
Little Rock	AR		157,195	618,405	None	None	157,195	618,405	775,600	34,012		8/22/2013	300
Malvern	AR		139,776	570,280	None	None	139,776	570,280	710,056	44,672		1/24/2013	300
Marianna	AR		230,373	427,836	None	None	230,373	427,836	658,209	34,940		12/14/2012	300
Ola	AR		126,412	842,394	None	None	126,412	842,394	968,806	32,292		1/24/2014	300
Pine Bluff	AR		562,282	1,044,237	None	None	562,282	1,044,237	1,606,519	106,164		6/1/2012	300
Pine Bluff	AR		579,851	1,076,865	None	None	579,851	1,076,865	1,656,716	87,944		12/14/2012	300
Pine Bluff	AR		243,412	602,631	None	None	243,412	602,631	846,043	23,101		1/24/2014	300
Pine Bluff	AR		279,924	693,026	None	None	279,924	693,026	972,950	26,566		1/24/2014	300
Prescott	AR		119,075	793,501	None	None	119,075	793,501	912,576	30,418		1/24/2014	300
Sherwood	AR		225,665	887,766	None	None	225,665	887,766	1,113,431	51,786		7/9/2013	300
West Fork	AR		281,211	1,469,249	None	None	281,211	1,469,249	1,750,460	56,321		1/24/2014	300
West Helena	AR		331,612	615,851	None	None	331,612	615,851	947,463	50,295		12/14/2012	300
Bisbee	AZ		181,118	946,292	None	None	181,118	946,292	1,127,410	36,275		1/24/2014	300
Camp Verde	AZ		244,826	454,678	None	None	244,826	454,678	699,504	46,226		6/1/2012	300
Douglas	AZ		188,809	986,472	None	None	188,809	986,472	1,175,281	37,815		1/24/2014	300
Gila Bend	AZ		161,460	1,075,950	None	None	161,460	1,075,950	1,237,410	41,245		1/24/2014	300
Lake Havasu	AZ		439,388	816,005	None	None	439,388	816,005	1,255,393	82,961		6/1/2012	300
Phoenix	AZ		712,708	1,323,600	None	None	712,708	1,323,600	2,036,308	134,566		6/1/2012	300
Phoenix	AZ		642,917	1,193,990	None	None	642,917	1,193,990	1,836,907	121,389		6/1/2012	300
Phoenix	AZ		721,637	1,340,182	None	None	721,637	1,340,182	2,061,819	136,252		6/1/2012	300
Phoenix	AZ		580,167	1,077,452	None	None	580,167	1,077,452	1,657,619	109,541		6/1/2012	300
Salome	AZ		251,540	989,560	None	None	251,540	989,560	1,241,100	54,426		8/22/2013	300
Tolleson	AZ		581,123	1,079,228	None	None	581,123	1,079,228	1,660,351	109,722		6/1/2012	300
Tucson	AZ		461,061	856,257	None	None	461,061	856,257	1,317,318	87,053		6/1/2012	300
Tucson	AZ		259,447	1,020,665	None	None	259,447	1,020,665	1,280,112	62,941		6/21/2013	300
Williams	AZ		160,391	1,168,960	None	None	160,391	1,168,960	1,329,351	56,500		10/15/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Yuma	AZ		225,609	418,988	None	None	225,609	418,988	644,597	42,597		6/1/2012	300
Yuma	AZ		276,672	1,088,428	None	None	276,672	1,088,428	1,365,100	59,864		8/22/2013	300
Yuma	AZ		418,158	1,188,024	None	None	418,158	1,188,024	1,606,182	37,621		3/14/2014	300
Akron	CO		318,751	1,035,939	None	None	318,751	1,035,939	1,354,690	81,149		1/22/2013	300
Federal Heights	CO		561,752	1,043,254	None	None	561,752	1,043,254	1,605,006	106,064		6/1/2012	300
Federal Heights	CO		501,314	931,013	None	None	501,314	931,013	1,432,327	94,653		6/1/2012	300
Holyoke	CO		361,977	1,176,425	None	None	361,977	1,176,425	1,538,402	92,153		1/22/2013	300
Keenesburg	CO		339,959	1,104,866	None	None	339,959	1,104,866	1,444,825	86,548		1/22/2013	300
Silver Cliff	CO		245,520	797,939	1,950	None	245,520	799,889	1,045,409	63,176		1/22/2013	300
Anthony	FL		259,074	1,353,588	None	None	259,074	1,353,588	1,612,662	51,888		1/24/2014	300
Baldwin	FL		252,938	995,062	None	None	252,938	995,062	1,248,000	54,728		8/22/2013	300
Bartow	FL		476,372	884,692	None	None	476,372	884,692	1,361,064	72,250		12/14/2012	300
Brandon	FL		605,652	1,124,782	None	None	605,652	1,124,782	1,730,434	91,857		12/14/2012	300
Cape Coral	FL		310,235	1,220,465	None	None	310,235	1,220,465	1,530,700	67,126		8/22/2013	300
Cape Coral	FL		299,371	1,177,729	None	None	299,371	1,177,729	1,477,100	64,775		8/22/2013	300
Casselberry	FL		314,673	1,237,927	None	None	314,673	1,237,927	1,552,600	68,086		8/22/2013	300
Century	FL		215,484	847,716	None	None	215,484	847,716	1,063,200	46,624		8/22/2013	300
Citrus Springs	FL		210,810	1,101,421	None	None	210,810	1,101,421	1,312,231	42,221		1/24/2014	300
Cottondale	FL		458,337	851,196	None	None	458,337	851,196	1,309,533	69,514		12/14/2012	300
Cross City	FL		308,087	1,609,668	None	None	308,087	1,609,668	1,917,755	61,704		1/24/2014	300
Crystal River	FL		432,782	803,739	None	None	432,782	803,739	1,236,521	65,639		12/14/2012	300
Daytona Beach	FL		315,423	1,240,877	None	None	315,423	1,240,877	1,556,300	68,248		8/22/2013	300
Debary	FL		257,762	1,014,038	None	None	257,762	1,014,038	1,271,800	55,772		8/22/2013	300
DeFuniak Springs	FL		282,063	1,109,637	None	None	282,063	1,109,637	1,391,700	61,030		8/22/2013	300
Deland	FL		471,921	1,168,367	None	None	471,921	1,168,367	1,640,288	44,787		1/24/2014	300
Destin	FL		420,175	2,195,293	None	None	420,175	2,195,293	2,615,468	84,153		1/24/2014	300
Dover	FL		432,677	1,071,208	None	None	432,677	1,071,208	1,503,885	41,063		1/24/2014	300
Dundee	FL		250,810	986,690	None	None	250,810	986,690	1,237,500	54,268		8/22/2013	300
Dunedin	FL		353,830	1,391,970	None	None	353,830	1,391,970	1,745,800	76,558		8/22/2013	300
Edgewater	FL		579,101	1,433,719	None	None	579,101	1,433,719	2,012,820	54,959		1/24/2014	300
Eustis	FL		572,540	1,417,475	None	None	572,540	1,417,475	1,990,015	54,337		1/24/2014	300
Fanning Springs	FL		440,000	1,647,482	None	None	440,000	1,647,482	2,087,482	63,153		1/24/2014	300
Fern Park	FL		663,492	1,232,199	None	None	663,492	1,232,199	1,895,691	100,630		12/14/2012	300
Florahome	FL		197,567	1,316,563	None	None	197,567	1,316,563	1,514,130	50,468		1/24/2014	300
Floral City	FL		259,079	1,019,221	None	None	259,079	1,019,221	1,278,300	56,057		8/22/2013	300
Fort Meade	FL		261,728	1,367,452	None	None	261,728	1,367,452	1,629,180	52,419		1/24/2014	300
Fort Myers	FL		352,006	1,384,794	None	None	352,006	1,384,794	1,736,800	76,164		8/22/2013	300
Fort Myers	FL		313,964	1,235,136	None	None	313,964	1,235,136	1,549,100	67,932		8/22/2013	300
Fort Myers	FL		282,549	1,111,551	None	None	282,549	1,111,551	1,394,100	61,135		8/22/2013	300
Ft White	FL		200,000	947,109	None	None	200,000	947,109	1,147,109	36,306		1/15/2014	300
Ft. Walton Beach	FL		294,345	1,157,955	None	None	294,345	1,157,955	1,452,300	63,688		8/22/2013	300
Ft. White	FL		204,195	803,305	None	None	204,195	803,305	1,007,500	44,182		8/22/2013	300
Gainesville	FL		491,957	913,635	None	None	491,957	913,635	1,405,592	74,614		12/14/2012	300
Gainesville	FL		578,261	1,431,639	None	None	578,261	1,431,639	2,009,900	54,879		1/24/2014	300
Gainesville	FL		868,725	1,621,793	None	None	868,725	1,621,793	2,490,518	62,169		1/24/2014	300
Greensboro	FL		185,185	1,234,053	None	None	185,185	1,234,053	1,419,238	47,305		1/24/2014	300
Groveland	FL		101,782	189,258	None	None	101,782	189,258	291,040	119,545		3/31/1999	300
Groveland	FL		730,550	1,363,839	None	None	730,550	1,363,839	2,094,389	52,281		1/24/2014	300
Hilliard	FL	746,061	461,328	1,499,315	None	None	461,328	1,499,315	1,960,643	117,446		1/22/2013	300
Holiday	FL		287,353	1,130,447	None	None	287,353	1,130,447	1,417,800	62,175		8/22/2013	300
Holiday	FL		296,473	1,166,327	None	None	296,473	1,166,327	1,462,800	64,148		8/22/2013	300
Homosassa	FL		331,697	1,733,022	None	None	331,697	1,733,022	2,064,719	66,433		1/24/2014	300
Hudson	FL		485,785	902,173	None	None	485,785	902,173	1,387,958	73,677		12/14/2012	300
Hudson	FL		917,578	1,712,997	None	None	917,578	1,712,997	2,630,575	65,665		1/24/2014	300
Immokalee	FL		659,438	1,224,671	None	None	659,438	1,224,671	1,884,109	124,508		6/1/2012	300
Inglis	FL		221,544	871,556	None	None	221,544	871,556	1,093,100	47,936		8/22/2013	300
Inglis	FL		231,860	1,545,090	None	None	231,860	1,545,090	1,776,950	59,228		1/24/2014	300
Jacksonville	FL		479,745	890,954	None	None	479,745	890,954	1,370,699	90,580		6/1/2012	300
Jacksonville	FL		635,245	1,179,740	None	None	635,245	1,179,740	1,814,985	96,345		12/14/2012	300
Jacksonville	FL		577,368	1,072,255	None	None	577,368	1,072,255	1,649,623	87,567		12/14/2012	300
Jacksonville	FL		774,832	1,438,974	None	None	774,832	1,438,974	2,213,806	117,516		12/14/2012	300
Jacksonville	FL		580,539	1,078,144	None	None	580,539	1,078,144	1,658,683	88,048		12/14/2012	300
Jacksonville	FL	807,804	484,992	1,576,223	None	None	484,992	1,576,223	2,061,215	123,471		1/22/2013	300
Jacksonville	FL		284,535	1,119,365	None	None	284,535	1,119,365	1,403,900	61,565		8/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Jacksonville	FL		316,457	1,244,943	None	None	316,457	1,244,943	1,561,400	68,472		8/22/2013	300
Jasper	FL		397,823	738,814	None	None	397,823	738,814	1,136,637	60,336		12/14/2012	300
Kissimmee	FL		375,699	1,478,001	None	None	375,699	1,478,001	1,853,700	81,290		8/22/2013	300
Kissimmee	FL		283,238	1,114,262	None	None	283,238	1,114,262	1,397,500	61,284		8/22/2013	300
Kissimmee	FL		444,433	1,268,502	None	None	444,433	1,268,502	1,712,935	19,028		8/15/2014	300
Lake City	FL		262,680	1,372,428	None	None	262,680	1,372,428	1,635,108	52,610		1/24/2014	300
Lake City	FL		275,994	1,441,991	None	None	275,994	1,441,991	1,717,985	55,276		1/24/2014	300
Lakeland	FL		342,755	636,546	None	None	342,755	636,546	979,301	64,715		6/1/2012	300
Lakeland	FL		455,575	846,067	None	None	455,575	846,067	1,301,642	69,095		12/14/2012	300
Lakeland	FL		249,452	981,348	None	None	249,452	981,348	1,230,800	53,974		8/22/2013	300
Largo	FL		567,646	1,054,201	None	None	567,646	1,054,201	1,621,847	86,093		12/14/2012	300
Laurel Hill	FL		330,715	1,074,825	None	None	330,715	1,074,825	1,405,540	84,195		1/22/2013	300
Lawtey	FL		186,088	1,240,070	None	None	186,088	1,240,070	1,426,158	47,536		1/24/2014	300
Leesburg	FL		277,016	1,089,784	None	None	277,016	1,089,784	1,366,800	59,938		8/22/2013	300
Lehigh Acres	FL		560,116	1,040,215	None	None	560,116	1,040,215	1,600,331	84,951		12/14/2012	300
Lehigh Acres	FL		391,588	1,540,512	None	None	391,588	1,540,512	1,932,100	84,728		8/22/2013	300
Masaryktown	FL		290,081	1,141,181	None	None	290,081	1,141,181	1,431,262	70,373		6/10/2013	300
Mascotte	FL		279,063	1,097,837	None	None	279,063	1,097,837	1,376,900	60,381		8/22/2013	300
Miami	FL		648,087	1,203,591	None	None	648,087	1,203,591	1,851,678	98,293		12/14/2012	300
Micco	FL		276,043	1,085,957	None	None	276,043	1,085,957	1,362,000	59,728		8/22/2013	300
Milton	FL		150,059	784,013	None	None	150,059	784,013	934,072	30,054		1/24/2014	300
Milton	FL		660,000	1,295,281	None	None	660,000	1,295,281	1,955,281	49,652		1/24/2014	300
Monticello	FL		335,167	1,751,150	None	None	335,167	1,751,150	2,086,317	67,127		1/24/2014	300
Ocala	FL		482,475	896,026	None	None	482,475	896,026	1,378,501	73,175		12/14/2012	300
Ocala	FL		258,877	1,018,423	None	None	258,877	1,018,423	1,277,300	56,013		8/22/2013	300
Ocala	FL		500,472	1,239,053	None	None	500,472	1,239,053	1,739,525	47,497		1/24/2014	300
Ocala	FL		470,580	1,165,046	None	None	470,580	1,165,046	1,635,626	44,660		1/24/2014	300
Ocklawaha	FL		261,265	1,365,037	None	None	261,265	1,365,037	1,626,302	52,326		1/24/2014	300
Opa Locka	FL		665,870	1,236,615	None	None	665,870	1,236,615	1,902,485	125,723		6/1/2012	300
Orlando	FL		351,337	1,382,163	None	None	351,337	1,382,163	1,733,500	76,019		8/22/2013	300
Orlando	FL		401,945	-	None	None	401,945	-	401,945	-		8/22/2013	N/A
Pace	FL		322,488	798,404	None	None	322,488	798,404	1,120,892	30,606		1/24/2014	300
Palatka	FL		311,775	1,226,525	None	None	311,775	1,226,525	1,538,300	67,459		8/22/2013	300
Palm Bay	FL		290,940	1,144,560	None	None	290,940	1,144,560	1,435,500	62,951		8/22/2013	300
Panama City	FL		468,060	869,253	None	None	468,060	869,253	1,337,313	70,989		12/14/2012	300
Panama City	FL		462,383	1,144,753	None	None	462,383	1,144,753	1,607,136	43,882		1/24/2014	300
Panama City	FL		486,671	1,204,883	None	None	486,671	1,204,883	1,691,554	46,187		1/24/2014	300
Perry	FL		244,021	959,979	None	None	244,021	959,979	1,204,000	52,799		8/22/2013	300
Perry	FL		213,916	1,117,652	None	None	213,916	1,117,652	1,331,568	42,843		1/24/2014	300
Pinellas Park	FL		324,807	1,277,793	None	None	324,807	1,277,793	1,602,600	70,279		8/22/2013	300
Port St Joe	FL		950,000	2,678,477	None	None	950,000	2,678,477	3,628,477	102,675		1/31/2014	300
Punta Gorda	FL		544,349	1,347,680	None	None	544,349	1,347,680	1,892,029	51,661		1/24/2014	300
Riverview	FL		318,240	1,251,960	None	None	318,240	1,251,960	1,570,200	68,858		8/22/2013	300
Riviera Beach	FL		395,095	1,554,305	None	None	395,095	1,554,305	1,949,400	85,487		8/22/2013	300
Rockledge	FL		246,149	968,351	None	None	246,149	968,351	1,214,500	53,259		8/22/2013	300
Saint Cloud	FL		403,749	1,588,351	None	None	403,749	1,588,351	1,992,100	87,359		8/22/2013	300
San Antonio	FL		258,167	1,015,633	None	None	258,167	1,015,633	1,273,800	55,860		8/22/2013	300
San Mateo	FL		455,279	1,479,656	None	None	455,279	1,479,656	1,934,935	115,906		1/22/2013	300
Santa Rosa Beach	FL		316,256	1,652,348	None	None	316,256	1,652,348	1,968,604	63,340		1/24/2014	300
Seminole	FL		541,317	1,005,304	None	None	541,317	1,005,304	1,546,621	82,100		12/14/2012	300
Sneads	FL		222,497	875,303	None	None	222,497	875,303	1,097,800	48,142		8/22/2013	300
Sorrento	FL		253,303	996,497	None	None	253,303	996,497	1,249,800	54,807		8/22/2013	300
South Daytona	FL		652,903	1,212,534	None	None	652,903	1,212,534	1,865,437	99,024		12/14/2012	300
Spring Hill	FL		315,224	1,286,099	None	None	315,224	1,286,099	1,601,323	83,596		5/23/2013	300
Spring Hill	FL		314,531	1,237,369	None	None	314,531	1,237,369	1,551,900	68,055		8/22/2013	300
Tampa	FL		559,416	1,038,915	None	None	559,416	1,038,915	1,598,331	105,623		6/1/2012	300
Tampa	FL		552,447	1,025,973	None	None	552,447	1,025,973	1,578,420	104,307		6/1/2012	300
Tampa	FL		549,314	1,020,154	None	None	549,314	1,020,154	1,569,468	83,313		12/14/2012	300
Tampa	FL		611,153	1,134,998	None	None	611,153	1,134,998	1,746,151	92,691		12/14/2012	300
Tampa	FL		634,199	1,177,799	None	None	634,199	1,177,799	1,811,998	96,187		12/14/2012	300
Tampa	FL		378,121	1,228,892	None	None	378,121	1,228,892	1,607,013	96,263		1/22/2013	300
Tavares	FL		534,612	1,323,575	None	None	534,612	1,323,575	1,858,187	50,737		1/24/2014	300
Temple Terrace	FL		666,400	1,237,599	None	None	666,400	1,237,599	1,903,999	125,823		6/1/2012	300
Waldo	FL		150,203	1,000,934	None	None	150,203	1,000,934	1,151,137	38,369		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Webster	FL		244,703	962,663	4,066	None	244,703	966,729	1,211,432	53,370		8/2/2013	300
Weirsdale	FL		440,625	1,090,885	None	None	440,625	1,090,885	1,531,510	41,817		1/24/2014	300
Wildwood	FL		553,758	1,370,976	None	None	553,758	1,370,976	1,924,734	52,554		1/24/2014	300
Winter Haven	FL		441,079	819,148	None	None	441,079	819,148	1,260,227	83,280		6/1/2012	300
Winter Haven	FL		437,109	811,775	None	None	437,109	811,775	1,248,884	66,295		12/14/2012	300
Winter Springs	FL		336,947	1,325,553	None	None	336,947	1,325,553	1,662,500	72,905		8/22/2013	300
Yulee	FL		331,698	1,304,902	None	None	331,698	1,304,902	1,636,600	71,770		8/22/2013	300
Zephyrhills	FL		304,398	1,197,502	None	None	304,398	1,197,502	1,501,900	65,863		8/22/2013	300
Zolfo Springs	FL		420,000	1,144,259	None	None	420,000	1,144,259	1,564,259	43,863		1/24/2014	300
Athens	GA		396,815	982,422	None	None	396,815	982,422	1,379,237	37,660		1/24/2014	300
Atlanta	GA		368,101	1,045,807	None	None	368,101	1,045,807	1,413,908	43,575		12/4/2013	300
Atlanta	GA		386,653	1,098,516	None	None	386,653	1,098,516	1,485,169	34,786		3/28/2014	300
Atlanta	GA		477,551	1,363,030	None	None	477,551	1,363,030	1,840,581	20,445		8/1/2014	300
Auburn	GA		234,333	921,867	None	None	234,333	921,867	1,156,200	50,703		8/22/2013	300
Augusta	GA		572,784	1,063,741	None	None	572,784	1,063,741	1,636,525	108,147		6/1/2012	300
Augusta	GA		396,046	735,513	None	None	396,046	735,513	1,131,559	60,067		12/14/2012	300
Augusta	GA		244,244	960,856	None	None	244,244	960,856	1,205,100	52,847		8/22/2013	300
Augusta	GA		240,656	946,744	None	None	240,656	946,744	1,187,400	52,071		8/22/2013	300
Bogart	GA		341,583	970,468	None	None	341,583	970,468	1,312,051	40,436		12/4/2013	300
Brooklet	GA		189,211	988,573	None	None	189,211	988,573	1,177,784	37,895		1/24/2014	300
Brunswick	GA		525,784	976,455	None	None	525,784	976,455	1,502,239	79,744		12/14/2012	300
Brunswick	GA		374,722	695,913	None	None	374,722	695,913	1,070,635	56,833		12/14/2012	300
Carrollton	GA		184,110	724,290	None	None	184,110	724,290	908,400	39,836		8/22/2013	300
Carrollton	GA		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	57,745		8/22/2013	300
Collins	GA		120,219	876,179	None	None	120,219	876,179	996,398	33,587		1/31/2014	300
Conyers	GA		737,753	1,370,114	None	None	737,753	1,370,114	2,107,867	139,295		6/1/2012	300
Dalton	GA		401,120	748,837	None	None	401,120	748,837	1,149,957	28,705		1/24/2014	300
Dawson	GA		413,732	768,359	None	None	413,732	768,359	1,182,091	62,749		12/14/2012	300
Dewy Rose	GA		190,003	747,472	None	None	190,003	747,472	937,475	41,111		8/20/2013	300
Dexter	GA		58,236	424,437	18,715	None	58,236	443,152	501,388	18,900		12/20/2013	300
Dublin	GA		208,680	1,008,938	None	None	208,680	1,008,938	1,217,618	38,676		1/31/2014	300
Elberton	GA		194,222	764,071	None	None	194,222	764,071	958,293	42,024		8/20/2013	300
Forest Park	GA		288,001	1,132,999	None	None	288,001	1,132,999	1,421,000	62,315		8/22/2013	300
Glennville	GA		245,706	966,610	None	None	245,706	966,610	1,212,316	56,386		7/3/2013	300
Gordon	GA		179,124	704,676	None	None	179,124	704,676	883,800	38,757		8/22/2013	300
Greenville	GA		170,000	880,648	None	None	170,000	880,648	1,050,648	33,758		1/24/2014	300
Hartwell	GA		222,699	876,101	None	None	222,699	876,101	1,098,800	48,186		8/22/2013	300
Hoschton	GA		312,038	1,227,562	None	None	312,038	1,227,562	1,539,600	67,516		8/22/2013	300
Irwinton	GA		331,310	1,076,757	None	None	331,310	1,076,757	1,408,067	84,346		1/22/2013	300
Jonesboro	GA		316,862	1,246,538	None	None	316,862	1,246,538	1,563,400	68,560		8/22/2013	300
LaGrange	GA		270,000	831,559	None	None	270,000	831,559	1,101,559	31,876		1/31/2014	300
Lilburn	GA		323,652	1,273,248	None	None	323,652	1,273,248	1,596,900	70,029		8/22/2013	300
Ludowici	GA		344,543	1,119,765	12,235	None	344,543	1,132,000	1,476,543	90,437		1/22/2013	300
Macon	GA		245,825	967,075	None	None	245,825	967,075	1,212,900	53,189		8/22/2013	300
Marietta	GA		289,116	1,137,384	None	None	289,116	1,137,384	1,426,500	62,556		8/22/2013	300
Midway	GA		243,028	956,072	None	None	243,028	956,072	1,199,100	52,584		8/22/2013	300
Milledgeville	GA		245,290	696,890	None	None	245,290	696,890	942,180	26,714		1/31/2014	300
Monticello	GA		146,301	1,066,274	None	None	146,301	1,066,274	1,212,575	33,765		3/28/2014	300
Nicholls	GA		198,723	781,777	None	None	198,723	781,777	980,500	42,998		8/22/2013	300
Patterson	GA		307,714	1,000,069	13,972	None	307,714	1,014,041	1,321,755	81,255		1/22/2013	300
Pooler	GA		279,935	1,101,265	None	None	279,935	1,101,265	1,381,200	60,570		8/22/2013	300
Powder Springs	GA		290,373	1,142,327	None	None	290,373	1,142,327	1,432,700	62,828		8/22/2013	300
Resaca	GA		600,000	2,830,403	None	None	600,000	2,830,403	3,430,403	108,499		1/31/2014	300
Richmond Hill	GA		297,203	1,169,197	None	None	297,203	1,169,197	1,466,400	64,306		8/22/2013	300
Savannah	GA		450,992	1,774,208	None	None	450,992	1,774,208	2,225,200	97,581		8/22/2013	300
Screven	GA		198,288	780,067	None	None	198,288	780,067	978,355	42,904		8/8/2013	300
Stockbridge	GA		348,721	863,351	None	None	348,721	863,351	1,212,072	33,095		1/24/2014	300
Talbotton	GA		128,449	855,969	None	None	128,449	855,969	984,418	32,812		1/24/2014	300
Thomasville	GA		407,954	757,629	None	None	407,954	757,629	1,165,583	61,873		12/14/2012	300
Tifton	GA		202,011	824,197	None	None	202,011	824,197	1,026,208	53,573		5/23/2013	300
Uvalda	GA		187,576	737,924	None	None	187,576	737,924	925,500	40,586		8/22/2013	300
Vienna	GA		340,000	2,529,310	None	None	340,000	2,529,310	2,869,310	96,957		1/31/2014	300
Warrenton	GA		298,668	554,669	None	None	298,668	554,669	853,337	45,298		12/14/2012	300
Waycross	GA		417,843	775,994	None	None	417,843	775,994	1,193,837	63,373		12/14/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Waynesville	GA		132,112	880,378	None	None	132,112	880,378	1,012,490	33,748		1/24/2014	300
Whigham	GA		123,430	822,527	None	None	123,430	822,527	945,957	31,530		1/24/2014	300
Wrightsville	GA		274,254	509,328	None	None	274,254	509,328	783,582	41,595		12/14/2012	300
Wrightsville	GA		166,239	868,552	None	None	166,239	868,552	1,034,791	33,295		1/24/2014	300
Des Moines	IA		455,336	845,625	None	None	455,336	845,625	1,300,961	85,972		6/1/2012	300
Des Moines	IA		214,167	842,533	None	None	214,167	842,533	1,056,700	46,339		8/22/2013	300
Mason City	IA		242,135	449,678	None	None	242,135	449,678	691,813	45,717		6/1/2012	300
Montrose	IA		307,533	999,483	None	None	307,533	999,483	1,307,016	78,293		1/22/2013	300
Waterloo	IA		366,422	1,190,872	None	None	366,422	1,190,872	1,557,294	93,285		1/22/2013	300
Calumet City	IL		561,828	1,043,394	None	None	561,828	1,043,394	1,605,222	106,078		6/1/2012	300
Catlin	IL		373,096	1,212,561	None	None	373,096	1,212,561	1,585,657	94,984		1/22/2013	300
Cerro Gordo	IL		312,718	1,016,334	None	None	312,718	1,016,334	1,329,052	79,613		1/22/2013	300
Chicago	IL		759,213	1,409,966	None	None	759,213	1,409,966	2,169,179	115,147		12/14/2012	300
Columbia	IL		383,895	1,247,660	None	None	383,895	1,247,660	1,631,555	97,733		1/22/2013	300
Dwight	IL		355,224	659,701	None	None	355,224	659,701	1,014,925	53,876		12/14/2012	300
East Saint Louis	IL		564,367	1,048,111	None	None	564,367	1,048,111	1,612,478	85,596		12/14/2012	300
Farina	IL		161,831	1,078,428	None	None	161,831	1,078,428	1,240,259	41,340		1/24/2014	300
Galesburg	IL		325,959	605,353	None	None	325,959	605,353	931,312	61,544		6/1/2012	300
Gillespie	IL	540,251	346,508	1,126,153	None	None	346,508	1,126,153	1,472,661	88,215		1/22/2013	300
Goreville	IL		175,538	690,566	None	None	175,538	690,566	866,104	35,679		9/13/2013	300
Harvey	IL		356,530	662,127	None	None	356,530	662,127	1,018,657	54,074		12/14/2012	300
Joliet	IL		396,961	737,212	None	None	396,961	737,212	1,134,173	60,206		12/14/2012	300
La Salle	IL		457,726	1,487,609	None	None	457,726	1,487,609	1,945,335	116,529		1/22/2013	300
Marseilles	IL	596,849	364,551	1,184,791	None	None	364,551	1,184,791	1,549,342	92,809		1/22/2013	300
Metropolis	IL		522,911	971,120	None	None	522,911	971,120	1,494,031	79,308		12/14/2012	300
Mount Zion	IL	612,285	344,938	1,121,050	None	None	344,938	1,121,050	1,465,988	87,816		1/22/2013	300
Peoria	IL		378,198	702,367	None	None	378,198	702,367	1,080,565	71,407		6/1/2012	300
Quincy	IL		351,325	869,798	None	None	351,325	869,798	1,221,123	33,342		1/24/2014	300
Virden	IL		546,679	1,015,261	None	None	546,679	1,015,261	1,561,940	82,913		12/14/2012	300
Anderson	IN		634,963	1,179,216	None	None	634,963	1,179,216	1,814,179	96,303		12/14/2012	300
Anderson	IN		335,312	830,155	None	None	335,312	830,155	1,165,467	31,823		1/24/2014	300
Indianapolis	IN		454,789	844,607	None	None	454,789	844,607	1,299,396	85,868		6/1/2012	300
Muncie	IN		347,731	860,902	None	None	347,731	860,902	1,208,633	33,001		1/24/2014	300
Muncie	IN		327,861	811,707	None	None	327,861	811,707	1,139,568	31,115		1/24/2014	300
New Albany	IN		437,343	812,209	None	None	437,343	812,209	1,249,552	66,330		12/14/2012	300
New Carlisle	IN		210,347	1,099,005	None	None	210,347	1,099,005	1,309,352	42,129		1/24/2014	300
Oxford	IN		60,000	940,000	None	None	60,000	940,000	1,000,000	36,033		1/24/2014	300
Parker City	IN		266,530	494,983	None	None	266,530	494,983	761,513	50,323		6/1/2012	300
Rockport	IN		203,782	378,451	None	None	203,782	378,451	582,233	30,907		12/14/2012	300
South Bend	IN		507,845	943,140	None	None	507,845	943,140	1,450,985	77,023		12/14/2012	300
Arma	KS		170,875	793,860	None	None	170,875	793,860	964,735	75,417		8/30/2012	300
Basehor	KS		171,627	872,548	None	None	171,627	872,548	1,044,175	82,892		8/30/2012	300
Burlington	KS		173,930	806,439	None	None	173,930	806,439	980,369	76,612		8/30/2012	300
Cheney	KS		161,300	770,354	None	None	161,300	770,354	931,654	73,184		8/30/2012	300
Cherryvale	KS		90,248	811,836	None	None	90,248	811,836	902,084	77,124		8/30/2012	300
Coffeyville	KS		519,254	964,328	None	None	519,254	964,328	1,483,582	78,753		12/14/2012	300
Edwardsville	KS		161,785	906,004	None	None	161,785	906,004	1,067,789	86,070		8/30/2012	300
Elkhart	KS		119,882	848,233	None	None	119,882	848,233	968,115	80,582		8/30/2012	300
Elwood	KS		273,826	677,929	None	None	273,826	677,929	951,755	25,987		1/24/2014	300
Fort Scott	KS		486,062	752,183	None	None	486,062	752,183	1,238,245	66,443		10/31/2012	300
Fredonia	KS		412,134	637,779	None	None	412,134	637,779	1,049,913	56,337		10/31/2012	300
Galena	KS		419,578	649,300	None	None	419,578	649,300	1,068,878	57,355		10/31/2012	300
Girard	KS		129,389	862,237	None	None	129,389	862,237	991,626	33,052		1/24/2014	300
Horton	KS		101,571	844,142	None	None	101,571	844,142	945,713	80,194		8/30/2012	300
Hoxie	KS		393,962	609,658	None	None	393,962	609,658	1,003,620	53,853		10/31/2012	300
Independence	KS		370,000	671,122	None	None	370,000	671,122	1,041,122	59,282		10/31/2012	300
Kansas City	KS		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	108,950		6/1/2012	300
Kansas City	KS		140,147	922,934	None	None	140,147	922,934	1,063,081	87,679		8/30/2012	300
Kansas City	KS		147,689	581,011	None	None	147,689	581,011	728,700	31,956		8/22/2013	300
Lawrence	KS		236,948	965,247	None	None	236,948	965,247	1,202,195	91,698		8/30/2012	300
Leavenworth	KS		430,140	665,644	None	None	430,140	665,644	1,095,784	58,799		10/31/2012	300
Liberal	KS		394,833	611,006	None	None	394,833	611,006	1,005,839	53,972		10/31/2012	300
Lyndon	KS		100,642	822,510	None	None	100,642	822,510	923,152	78,138		8/30/2012	300
Neodesha	KS		124,388	867,203	None	None	124,388	867,203	991,591	82,384		8/30/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Newton	KS		110,986	873,540	None	None	110,986	873,540	984,526	82,986		8/30/2012	300
Norton	KS		142,749	951,265	None	None	142,749	951,265	1,094,014	36,465		1/24/2014	300
Oskaloosa	KS		152,298	1,014,896	None	None	152,298	1,014,896	1,167,194	38,904		1/24/2014	300
Phillipsburg	KS		146,172	974,073	None	None	146,172	974,073	1,120,245	37,339		1/24/2014	300
Salina	KS		194,508	889,894	None	None	194,508	889,894	1,084,402	84,540		8/30/2012	300
Topeka	KS		395,822	612,536	None	None	395,822	612,536	1,008,358	54,107		10/31/2012	300
Wakeeney	KS		124,960	832,723	None	None	124,960	832,723	957,683	31,921		1/24/2014	300
Washington	KS		81,586	828,885	None	None	81,586	828,885	910,471	78,744		8/30/2012	300
Wichita	KS		533,216	825,154	None	None	533,216	825,154	1,358,370	72,889		10/31/2012	300
Wichita	KS		530,000	901,373	None	None	530,000	901,373	1,431,373	79,621		10/31/2012	300
Wichita	KS		625,585	968,095	None	None	625,585	968,095	1,593,680	85,515		10/31/2012	300
Wichita	KS		541,521	838,007	None	None	541,521	838,007	1,379,528	74,024		10/31/2012	300
Wichita	KS		498,745	771,810	None	None	498,745	771,810	1,270,555	68,177		10/31/2012	300
Benton	KY		132,553	883,318	None	None	132,553	883,318	1,015,871	33,861		1/24/2014	300
Bronston	KY		297,256	966,082	None	None	297,256	966,082	1,263,338	75,676		1/22/2013	300
Corydon	KY		161,985	766,073	None	None	161,985	766,073	928,058	29,366		1/24/2014	300
Dorton	KY		283,556	921,558	None	None	283,556	921,558	1,205,114	72,189		1/22/2013	300
Fordsville	KY		130,000	785,971	None	None	130,000	785,971	915,971	30,129		1/24/2014	300
Ledbetter	KY		100,000	771,540	None	None	100,000	771,540	871,540	29,576		1/24/2014	300
Louisville	KY		499,759	928,124	None	None	499,759	928,124	1,427,883	75,797		12/14/2012	300
Louisville	KY		265,221	1,043,379	None	None	265,221	1,043,379	1,308,600	57,386		8/22/2013	300
Louisville	KY		251,195	988,205	None	None	251,195	988,205	1,239,400	54,351		8/22/2013	300
Louisville	KY		456,605	1,297,257	None	None	456,605	1,297,257	1,753,862	62,701		10/11/2013	300
Louisville	KY		409,904	1,164,574	None	None	409,904	1,164,574	1,574,478	29,114		5/28/2014	300
Mount Vernon	KY		470,619	874,008	None	None	470,619	874,008	1,344,627	71,377		12/14/2012	300
Paducah	KY		200,750	789,750	None	None	200,750	789,750	990,500	43,436		8/22/2013	300
Prestonsburg	KY		223,906	1,082,554	None	None	223,906	1,082,554	1,306,460	52,323		10/11/2013	300
Providence	KY		199,919	786,481	None	None	199,919	786,481	986,400	43,256		8/22/2013	300
Radcliff	KY		280,806	1,104,694	None	None	280,806	1,104,694	1,385,500	60,758		8/22/2013	300
Sacramento	KY		113,547	756,668	None	None	113,547	756,668	870,215	29,006		1/24/2014	300
Somerset	KY		456,467	847,725	None	None	456,467	847,725	1,304,192	86,185		6/1/2012	300
Somerset	KY		330,419	818,041	None	None	330,419	818,041	1,148,460	31,358		1/24/2014	300
Wingo	KY		106,789	711,629	None	None	106,789	711,629	818,418	27,279		1/24/2014	300
Abbeville	LA		386,990	1,257,716	None	None	386,990	1,257,716	1,644,706	98,521		1/22/2013	300
Bastrop	LA		179,126	935,881	None	None	179,126	935,881	1,115,007	35,875		1/24/2014	300
Baton Rouge	LA		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	106,321		6/1/2012	300
Baton Rouge	LA		433,213	804,539	None	None	433,213	804,539	1,237,752	65,704		12/14/2012	300
Baton Rouge	LA		279,327	1,098,873	None	None	279,327	1,098,873	1,378,200	60,438		8/22/2013	300
Baton Rouge	LA		188,485	535,504	22,133	None	188,485	557,637	746,122	23,342		12/20/2013	300
Baton Rouge	LA		342,664	848,357	None	None	342,664	848,357	1,191,021	32,520		1/24/2014	300
Baton Rouge	LA		422,535	1,046,098	None	None	422,535	1,046,098	1,468,633	40,100		1/24/2014	300
Blanchard	LA		177,898	860,109	38,083	None	177,898	898,192	1,076,090	37,533		12/20/2013	300
Colfax	LA		148,313	583,465	None	None	148,313	583,465	731,778	32,091		8/21/2013	300
Deridder	LA		250,446	985,254	None	None	250,446	985,254	1,235,700	54,189		8/22/2013	300
Dixie Inn	LA		318,870	592,187	None	None	318,870	592,187	911,057	48,362		12/14/2012	300
Duson	LA		355,640	1,155,831	None	None	355,640	1,155,831	1,511,471	90,540		1/22/2013	300
Florien	LA		323,203	1,050,409	None	None	323,203	1,050,409	1,373,612	82,282		1/22/2013	300
Franklinton	LA		150,109	1,000,309	None	None	150,109	1,000,309	1,150,418	38,345		1/24/2014	300
Geismar	LA		489,660	909,368	None	None	489,660	909,368	1,399,028	74,265		12/14/2012	300
Gretna	LA		880,000	839,022	None	None	880,000	839,022	1,719,022	32,163		1/24/2014	300
Hammond	LA		417,284	774,955	None	None	417,284	774,955	1,192,239	78,787		6/1/2012	300
Lafayette	LA		402,767	1,308,994	None	None	402,767	1,308,994	1,711,761	102,538		1/22/2013	300
Lafayette	LA		262,452	745,651	19,188	None	262,452	764,839	1,027,291	32,191		12/20/2013	300
Lafitte	LA		259,861	1,228,959	None	None	259,861	1,228,959	1,488,820	47,110		1/24/2014	300
Logansport	LA		494,202	917,805	None	None	494,202	917,805	1,412,007	74,954		12/14/2012	300
Many	LA		199,395	1,041,784	None	None	199,395	1,041,784	1,241,179	39,935		1/24/2014	300
Melville	LA		367,000	1,192,748	None	None	367,000	1,192,748	1,559,748	93,432		1/22/2013	300
Minden	LA		339,679	630,832	None	None	339,679	630,832	970,511	64,135		6/1/2012	300
Moreauville	LA		186,423	974,008	None	None	186,423	974,008	1,160,431	37,337		1/24/2014	300
Morse	LA		352,771	1,146,506	None	None	352,771	1,146,506	1,499,277	89,810		1/22/2013	300
Natchitoches	LA		250,162	984,138	None	None	250,162	984,138	1,234,300	54,128		8/22/2013	300
Opelousas	LA		350,277	1,138,401	None	None	350,277	1,138,401	1,488,678	89,175		1/22/2013	300
Opelousas	LA		365,368	1,187,446	None	None	365,368	1,187,446	1,552,814	93,017		1/22/2013	300
Port Vincent	LA		398,039	1,293,627	None	None	398,039	1,293,627	1,691,666	101,334		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Robeline	LA		329,964	1,072,382	None	None	329,964	1,072,382	1,402,346	84,003		1/22/2013	300
Saint Bernard	LA		447,884	831,784	None	None	447,884	831,784	1,279,668	84,565		6/1/2012	300
Shreveport	LA		605,336	1,124,196	None	None	605,336	1,124,196	1,729,532	114,293		6/1/2012	300
Shreveport	LA		719,595	1,336,390	None	None	719,595	1,336,390	2,055,985	109,139		12/14/2012	300
Sibley	LA		180,316	942,101	None	None	180,316	942,101	1,122,417	36,114		1/24/2014	300
Violet	LA		342,764	848,603	None	None	342,764	848,603	1,191,367	32,530		1/24/2014	300
West Monroe	LA		362,591	1,178,420	None	None	362,591	1,178,420	1,541,011	92,310		1/22/2013	300
West Monroe	LA		262,241	1,031,659	None	None	262,241	1,031,659	1,293,900	56,741		8/22/2013	300
West Monroe	LA		160,000	755,108	None	None	160,000	755,108	915,108	28,946		1/24/2014	300
Alanson	MI		314,390	1,021,767	None	None	314,390	1,021,767	1,336,157	80,038		1/22/2013	300
Bangor	MI		513,772	954,149	None	None	513,772	954,149	1,467,921	97,005		6/1/2012	300
Battle Creek	MI		438,869	815,042	None	None	438,869	815,042	1,253,911	82,863		6/1/2012	300
Beaverton	MI		242,135	449,678	None	None	242,135	449,678	691,813	45,717		6/1/2012	300
Brockway	MI		248,856	462,160	None	None	248,856	462,160	711,016	46,986		6/1/2012	300
Buckley	MI		296,289	962,940	None	None	296,289	962,940	1,259,229	75,430		1/22/2013	300
Clinton	MI		326,088	1,059,786	None	None	326,088	1,059,786	1,385,874	83,017		1/22/2013	300
Copemish	MI		292,975	952,167	None	None	292,975	952,167	1,245,142	74,586		1/22/2013	300
Croswell	MI		387,461	719,571	None	None	387,461	719,571	1,107,032	73,156		6/1/2012	300
Dearborn	MI		522,650	970,637	None	None	522,650	970,637	1,493,287	98,681		6/1/2012	300
Detroit	MI		667,232	1,239,145	None	None	667,232	1,239,145	1,906,377	125,980		6/1/2012	300
Detroit	MI		264,876	860,847	5,054	None	264,876	865,901	1,130,777	68,507		1/22/2013	300
Farmington	MI		325,172	1,279,228	None	None	325,172	1,279,228	1,604,400	70,358		8/22/2013	300
Flat Rock	MI		264,268	1,039,632	None	None	264,268	1,039,632	1,303,900	57,180		8/22/2013	300
Flint	MI		510,751	948,537	None	None	510,751	948,537	1,459,288	96,435		6/1/2012	300
Gladwin	MI		265,925	864,258	None	None	265,925	864,258	1,130,183	67,700		1/22/2013	300
Grand Rapids	MI		526,567	977,911	None	None	526,567	977,911	1,504,478	79,863		12/14/2012	300
Jackson	MI		473,329	879,039	None	None	473,329	879,039	1,352,368	89,369		6/1/2012	300
Jackson	MI		592,388	1,100,149	None	None	592,388	1,100,149	1,692,537	89,846		12/14/2012	300
Litchfield	MI		314,519	1,022,185	None	None	314,519	1,022,185	1,336,704	80,071		1/22/2013	300
Mancelona	MI		294,344	956,617	None	None	294,344	956,617	1,250,961	74,935		1/22/2013	300
Marion	MI		354,869	659,042	None	None	354,869	659,042	1,013,911	53,822		12/14/2012	300
Mount Morris	MI		604,949	1,123,476	None	None	604,949	1,123,476	1,728,425	91,751		12/14/2012	300
Muskegon	MI		318,001	1,033,502	None	None	318,001	1,033,502	1,351,503	80,958		1/22/2013	300
New Baltimore	MI		237,040	932,516	None	None	237,040	932,516	1,169,556	57,505		6/25/2013	300
Onaway	MI		510,098	947,326	None	None	510,098	947,326	1,457,424	77,365		12/14/2012	300
Pinckney	MI		305,815	993,898	None	None	305,815	993,898	1,299,713	77,855		1/22/2013	300
Romulus	MI		578,474	1,074,310	None	None	578,474	1,074,310	1,652,784	109,221		6/1/2012	300
Sheridan	MI		307,737	1,000,144	None	None	307,737	1,000,144	1,307,881	78,345		1/22/2013	300
Spring Arbor	MI		325,553	1,058,048	None	None	325,553	1,058,048	1,383,601	82,880		1/22/2013	300
St John’s	MI		324,325	1,054,055	None	None	324,325	1,054,055	1,378,380	82,568		1/22/2013	300
Tekonsha	MI		269,258	875,089	None	None	269,258	875,089	1,144,347	68,549		1/22/2013	300
Wellston	MI		270,942	880,562	None	None	270,942	880,562	1,151,504	68,977		1/22/2013	300
Advance	MO		327,985	1,065,951	None	None	327,985	1,065,951	1,393,936	83,499		1/22/2013	300
Bonne Terre	MO		254,437	826,921	None	None	254,437	826,921	1,081,358	64,775		1/22/2013	300
Buckner	MO		188,702	985,916	None	None	188,702	985,916	1,174,618	37,793		1/24/2014	300
Cole Camp	MO		296,537	963,746	None	None	296,537	963,746	1,260,283	75,493		1/22/2013	300
Crocker	MO		139,188	927,532	None	None	139,188	927,532	1,066,720	35,555		1/24/2014	300
Garden City	MO		139,163	927,369	None	None	139,163	927,369	1,066,532	35,549		1/24/2014	300
Jackson	MO		396,040	1,287,131	None	None	396,040	1,287,131	1,683,171	100,825		1/22/2013	300
Jackson	MO		201,264	791,776	None	None	201,264	791,776	993,040	40,908		9/13/2013	300
Kansas City	MO		443,895	824,377	None	None	443,895	824,377	1,268,272	83,812		6/1/2012	300
Kansas City	MO		557,439	1,035,244	None	None	557,439	1,035,244	1,592,683	105,250		6/1/2012	300
Kansas City	MO		414,347	641,204	None	None	414,347	641,204	1,055,551	56,640		10/31/2012	300
Louisiana	MO		186,741	734,640	None	None	186,741	734,640	921,381	45,303		6/28/2013	300
Mansfield	MO		152,932	1,019,125	None	None	152,932	1,019,125	1,172,057	39,066		1/24/2014	300
Oronogo	MO		327,756	1,065,207	None	None	327,756	1,065,207	1,392,963	83,441		1/22/2013	300
Queen City	MO		309,915	1,007,222	None	None	309,915	1,007,222	1,317,137	78,899		1/22/2013	300
Richland	MO		137,522	916,435	None	None	137,522	916,435	1,053,957	35,130		1/24/2014	300
Rolla	MO		340,000	899,367	None	None	340,000	899,367	1,239,367	34,476		1/24/2014	300
Russellville	MO		122,033	813,218	None	None	122,033	813,218	935,251	31,173		1/24/2014	300
Saint Louis	MO		647,256	1,202,046	None	None	647,256	1,202,046	1,849,302	122,208		6/1/2012	300
Sikeston	MO		409,114	2,005,416	None	2,579	409,114	2,007,995	2,417,109	1,039,515		1/24/2002	300
Unionville	MO		324,616	1,055,004	None	None	324,616	1,055,004	1,379,620	82,642		1/22/2013	300
Amory	MS		191,439	1,000,215	None	None	191,439	1,000,215	1,191,654	38,342		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Belzoni	MS		222,063	873,597	None	None	222,063	873,597	1,095,660	50,960		7/24/2013	300
Brookhaven	MS		198,152	779,533	None	None	198,152	779,533	977,685	40,276		9/30/2013	300
Brooksville	MS		114,899	765,676	None	None	114,899	765,676	880,575	29,351		1/24/2014	300
Canton	MS		960,000	2,510,516	None	None	960,000	2,510,516	3,470,516	96,236		1/31/2014	300
Coldwater	MS		169,202	884,035	None	None	169,202	884,035	1,053,237	33,888		1/24/2014	300
Crenshaw	MS		129,543	863,263	None	None	129,543	863,263	992,806	33,092		1/24/2014	300
Durant	MS		259,403	1,020,492	None	None	259,403	1,020,492	1,279,895	62,930		6/26/2013	300
Fayette	MS		120,531	803,210	None	None	120,531	803,210	923,741	30,790		1/24/2014	300
Fulton	MS		192,188	1,004,128	None	None	192,188	1,004,128	1,196,316	38,492		1/24/2014	300
Hickory Flat	MS		132,720	884,431	None	None	132,720	884,431	1,017,151	33,903		1/24/2014	300
Horn Lake	MS		369,539	914,893	None	None	369,539	914,893	1,284,432	35,071		1/24/2014	300
Iuka	MS		161,047	841,427	None	None	161,047	841,427	1,002,474	32,255		1/24/2014	300
Jackson	MS		465,674	864,824	None	None	465,674	864,824	1,330,498	87,924		6/1/2012	300
Jackson	MS		668,518	1,241,534	None	None	668,518	1,241,534	1,910,052	126,223		6/1/2012	300
Jackson	MS		219,884	865,026	None	None	219,884	865,026	1,084,910	53,343		6/6/2013	300
Jackson	MS		234,313	921,789	None	None	234,313	921,789	1,156,102	56,844		6/26/2013	300
Jackson	MS		218,911	861,196	None	None	218,911	861,196	1,080,107	47,366		8/22/2013	300
Jackson	MS		220,000	807,338	None	None	220,000	807,338	1,027,338	30,948		1/24/2014	300
Jackson	MS		288,120	713,319	None	None	288,120	713,319	1,001,439	27,344		1/24/2014	300
Jackson	MS		273,913	678,145	None	None	273,913	678,145	952,058	25,996		1/24/2014	300
Kossuth	MS		280,000	725,755	None	None	280,000	725,755	1,005,755	27,821		1/24/2014	300
Lauderdale	MS		141,934	945,836	None	None	141,934	945,836	1,087,770	36,257		1/24/2014	300
Liberty	MS		432,170	802,601	None	None	432,170	802,601	1,234,771	81,598		6/1/2012	300
Lucedale	MS		185,603	730,164	None	None	185,603	730,164	915,767	45,027		6/26/2013	300
Moselle	MS		119,405	795,703	None	None	119,405	795,703	915,108	30,502		1/24/2014	300
Moss Point	MS		205,776	809,525	None	None	205,776	809,525	1,015,301	49,921		6/26/2013	300
Myrtle	MS		112,646	750,663	None	None	112,646	750,663	863,309	28,775		1/24/2014	300
Oakland	MS		143,737	957,846	None	None	143,737	957,846	1,101,583	36,717		1/24/2014	300
Okolona	MS		170,244	1,134,490	None	None	170,244	1,134,490	1,304,734	43,489		1/24/2014	300
Picayune	MS		203,708	801,388	None	None	203,708	801,388	1,005,096	49,419		6/26/2013	300
Pope	MS		170,478	890,701	None	None	170,478	890,701	1,061,179	34,144		1/24/2014	300
Shaw	MS		121,095	806,963	None	None	121,095	806,963	928,058	30,934		1/24/2014	300
Southaven	MS		284,495	1,119,205	None	None	284,495	1,119,205	1,403,700	61,556		8/22/2013	300
Starkville	MS		170,000	745,108	None	None	170,000	745,108	915,108	28,562		1/24/2014	300
Stonewall	MS		255,520	830,439	1,250	None	255,520	831,689	1,087,209	65,481		1/22/2013	300
Thaxton	MS		122,784	818,223	None	None	122,784	818,223	941,007	31,365		1/24/2014	300
Tunica	MS		166,859	656,426	None	None	166,859	656,426	823,285	33,915		9/13/2013	300
Tupelo	MS		350,960	868,896	None	None	350,960	868,896	1,219,856	33,308		1/24/2014	300
Vicksburg	MS		577,491	1,072,483	None	None	577,491	1,072,483	1,649,974	109,036		6/1/2012	300
Waynesboro	MS		126,164	840,743	None	None	126,164	840,743	966,907	32,228		1/24/2014	300
Benson	NC		880,000	1,245,899	None	None	880,000	1,245,899	2,125,899	47,759		1/24/2014	300
Bridgeton	NC		266,399	756,863	None	None	266,399	756,863	1,023,262	31,536		12/20/2013	300
Burgaw	NC		239,304	1,250,293	None	None	239,304	1,250,293	1,489,597	47,928		1/24/2014	300
Candler	NC		650,000	2,637,579	None	None	650,000	2,637,579	3,287,579	101,107		1/31/2014	300
Candor	NC		203,498	800,561	None	None	203,498	800,561	1,004,059	41,362		9/6/2013	300
Charlotte	NC		404,476	1,149,152	None	None	404,476	1,149,152	1,553,628	28,729		5/8/2014	300
Chocowinity	NC		225,493	920,001	None	None	225,493	920,001	1,145,494	62,867		4/4/2013	300
Dublin	NC		130,369	681,142	None	None	130,369	681,142	811,511	26,110		1/24/2014	300
Durham	NC		442,367	821,540	None	None	442,367	821,540	1,263,907	67,092		12/14/2012	300
Engelhard	NC		107,915	719,135	None	None	107,915	719,135	827,050	27,567		1/24/2014	300
Erwin	NC		132,370	639,988	None	None	132,370	639,988	772,358	26,666		12/20/2013	300
Fairmont	NC		163,886	856,258	None	None	163,886	856,258	1,020,144	32,823		1/24/2014	300
Gibonsville	NC		196,942	774,770	None	None	196,942	774,770	971,712	40,030		9/10/2013	300
Greensboro	NC		325,349	1,279,926	None	None	325,349	1,279,926	1,605,275	70,396		8/8/2013	300
Greensboro	NC		282,204	801,768	None	None	282,204	801,768	1,083,972	25,389		3/27/2014	300
Greenville	NC		516,944	1,279,833	None	None	516,944	1,279,833	1,796,777	49,060		1/24/2014	300
Henderson	NC		428,455	1,060,754	None	None	428,455	1,060,754	1,489,209	40,662		1/24/2014	300
Hertford	NC		213,160	1,030,599	None	None	213,160	1,030,599	1,243,759	39,506		1/31/2014	300
Hudson	NC		222,436	875,064	None	None	222,436	875,064	1,097,500	48,129		8/22/2013	300
Kannapolis	NC		351,788	870,946	None	None	351,788	870,946	1,222,734	33,386		1/24/2014	300
Kings Mountain	NC		492,867	915,324	None	None	492,867	915,324	1,408,191	74,751		12/14/2012	300
Kinston	NC		261,745	1,029,709	None	None	261,745	1,029,709	1,291,454	63,499		6/11/2013	300
Lexington	NC		242,683	954,717	None	None	242,683	954,717	1,197,400	52,509		8/22/2013	300
Lincolnton	NC		343,797	638,479	None	None	343,797	638,479	982,276	52,142		12/14/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lumberton	NC		459,702	853,731	None	None	459,702	853,731	1,313,433	69,721		12/14/2012	300
Marion	NC		475,680	883,406	None	None	475,680	883,406	1,359,086	72,145		12/14/2012	300
Morganton	NC		197,304	776,196	None	None	197,304	776,196	973,500	42,691		8/22/2013	300
Mount Airy	NC		336,314	832,635	None	None	336,314	832,635	1,168,949	31,918		1/24/2014	300
North Wilkesboro	NC		147,567	770,994	None	None	147,567	770,994	918,561	29,555		1/24/2014	300
Rocky Mount	NC		218,842	860,925	None	None	218,842	860,925	1,079,767	44,481		9/19/2013	300
Snow Hill	NC		224,094	914,294	None	None	224,094	914,294	1,138,388	62,477		4/4/2013	300
Spring Hope	NC		226,533	1,183,568	None	None	226,533	1,183,568	1,410,101	45,370		1/24/2014	300
Stantonsburg	NC		173,832	1,158,398	None	None	173,832	1,158,398	1,332,230	44,405		1/24/2014	300
Statesville	NC		166,429	869,543	None	None	166,429	869,543	1,035,972	33,332		1/24/2014	300
Taylorsville	NC		336,401	624,744	None	None	336,401	624,744	961,145	51,021		12/14/2012	300
Taylorsville	NC		222,473	875,210	None	None	222,473	875,210	1,097,683	51,054		7/3/2013	300
Winterville	NC		250,429	465,082	None	None	250,429	465,082	715,511	47,283		6/1/2012	300
Holdrege	NE		216,987	1,049,100	None	None	216,987	1,049,100	1,266,087	47,210		11/15/2013	300
Lexington	NE		370,620	688,294	None	None	370,620	688,294	1,058,914	56,211		12/14/2012	300
Nebraska City	NE		190,852	354,439	None	None	190,852	354,439	545,291	28,946		12/14/2012	300
Norfolk	NE		222,044	873,523	None	None	222,044	873,523	1,095,567	45,132		9/25/2013	300
South Sioux City	NE		290,379	539,274	None	None	290,379	539,274	829,653	54,826		6/1/2012	300
Valentine	NE		146,625	1,068,632	None	None	146,625	1,068,632	1,215,257	48,088		11/15/2013	300
Manchester	NH		457,288	849,249	None	None	457,288	849,249	1,306,537	69,355		12/14/2012	300
Walpole	NH		477,671	887,103	None	None	477,671	887,103	1,364,774	72,447		12/14/2012	300
Malaga	NJ		513,159	953,010	None	None	513,159	953,010	1,466,169	77,829		12/14/2012	300
Penns Grove	NJ		416,842	1,639,858	None	None	416,842	1,639,858	2,056,700	90,192		8/22/2013	300
Albuquerque	NM		589,570	1,094,917	None	None	589,570	1,094,917	1,684,487	111,317		6/1/2012	300
Albuquerque	NM		281,887	523,504	None	None	281,887	523,504	805,391	53,223		6/1/2012	300
Albuquerque	NM		395,457	1,123,530	None	None	395,457	1,123,530	1,518,987	35,578		3/14/2014	300
Albuquerque	NM		470,554	1,343,057	None	None	470,554	1,343,057	1,813,611	11,192		10/6/2014	300
Belen	NM		195,662	1,022,280	None	None	195,662	1,022,280	1,217,942	39,187		1/24/2014	300
Bloomfield	NM		458,086	850,732	None	None	458,086	850,732	1,308,818	86,491		6/1/2012	300
Chama	NM		392,836	729,552	None	None	392,836	729,552	1,122,388	59,580		12/14/2012	300
Clovis	NM		194,637	765,705	None	None	194,637	765,705	960,342	47,218		6/21/2013	300
Cuba	NM		543,339	1,009,059	None	None	543,339	1,009,059	1,552,398	102,588		6/1/2012	300
Kirtland	NM		688,532	1,278,703	None	None	688,532	1,278,703	1,967,235	130,001		6/1/2012	300
Las Cruces	NM		331,422	615,497	None	None	331,422	615,497	946,919	62,576		6/1/2012	300
Los Lunas	NM		505,257	938,335	None	None	505,257	938,335	1,443,592	95,397		6/1/2012	300
Roswell	NM		334,874	829,069	None	None	334,874	829,069	1,163,943	31,781		1/24/2014	300
Tularosa	NM		233,037	432,782	None	None	233,037	432,782	665,819	35,344		12/14/2012	300
Tularosa	NM		192,325	1,004,841	None	None	192,325	1,004,841	1,197,166	38,519		1/24/2014	300
Vanderwagon	NM		667,383	1,239,426	None	None	667,383	1,239,426	1,906,809	126,008		6/1/2012	300
Mesquite	NV		225,609	418,988	None	None	225,609	418,988	644,597	42,597		6/1/2012	300
Mesquite	NV		231,028	1,116,987	None	None	231,028	1,116,987	1,348,015	46,541		12/10/2013	300
Sun Valley	NV		364,207	1,432,793	None	None	364,207	1,432,793	1,797,000	78,804		8/22/2013	300
Bath	NY		145,625	760,850	None	None	145,625	760,850	906,475	29,166		1/24/2014	300
Binghamton	NY		256,309	728,197	None	None	256,309	728,197	984,506	15,778		6/30/2014	300
Buffalo	NY		356,992	1,014,248	None	None	356,992	1,014,248	1,371,240	38,879		1/31/2014	300
Chaumont	NY		137,438	915,872	None	None	137,438	915,872	1,053,310	35,108		1/24/2014	300
Falconer	NY		541,451	1,340,506	None	None	541,451	1,340,506	1,881,957	51,386		1/24/2014	300
Gouverneur	NY		485,614	901,855	None	None	485,614	901,855	1,387,469	73,651		12/14/2012	300
Gowanda	NY		503,722	935,484	None	None	503,722	935,484	1,439,206	95,108		6/1/2012	300
Malone	NY		119,467	577,603	None	None	119,467	577,603	697,070	24,067		12/20/2013	300
Schenectady	NY		468,077	869,287	None	None	468,077	869,287	1,337,364	70,992		12/14/2012	300
Schroon Lake	NY		106,612	777,013	None	None	106,612	777,013	883,625	32,376		12/20/2013	300
Andover	OH		469,209	871,388	None	None	469,209	871,388	1,340,597	71,163		12/14/2012	300
Blanchester	OH		359,899	668,383	None	None	359,899	668,383	1,028,282	54,585		12/14/2012	300
Bradford	OH		172,945	836,166	None	None	172,945	836,166	1,009,111	40,415		10/22/2013	300
Bremen	OH		354,866	1,153,316	None	None	354,866	1,153,316	1,508,182	90,343		1/22/2013	300
Cardington	OH		364,843	1,185,739	None	None	364,843	1,185,739	1,550,582	92,883		1/22/2013	300
Chillicothe	OH		322,923	1,049,499	17,350	None	322,923	1,066,849	1,389,772	85,925		1/22/2013	300
Cincinnati	OH		263,944	1,038,356	None	None	263,944	1,038,356	1,302,300	57,110		8/22/2013	300
Columbus	OH		574,968	1,067,799	None	None	574,968	1,067,799	1,642,767	108,560		6/1/2012	300
Columbus	OH		359,083	666,868	None	None	359,083	666,868	1,025,951	67,798		6/1/2012	300
Columbus	OH		361,678	895,430	None	None	361,678	895,430	1,257,108	34,325		1/24/2014	300
Conneaut	OH		166,644	805,700	None	None	166,644	805,700	972,344	38,942		10/22/2013	300
Dayton	OH		315,477	1,025,302	None	None	315,477	1,025,302	1,340,779	80,315		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

East Cleveland	OH		141,508	556,692	None	None	141,508	556,692	698,200	30,618		8/22/2013	300
Elyria	OH		251,256	988,444	None	None	251,256	988,444	1,239,700	54,364		8/22/2013	300
Fairfield	OH		219,943	865,257	None	None	219,943	865,257	1,085,200	47,589		8/22/2013	300
Fayette	OH		316,318	1,028,034	None	None	316,318	1,028,034	1,344,352	80,529		1/22/2013	300
Findlay	OH		238,609	938,689	None	None	238,609	938,689	1,177,298	57,886		6/21/2013	300
Fostoria	OH		262,910	1,034,290	None	None	262,910	1,034,290	1,297,200	56,886		8/22/2013	300
Georgetown	OH		381,051	707,665	None	None	381,051	707,665	1,088,716	57,793		12/14/2012	300
Greenwich	OH		146,371	975,399	None	None	146,371	975,399	1,121,770	37,390		1/24/2014	300
Howard	OH		169,394	885,037	None	None	169,394	885,037	1,054,431	33,926		1/24/2014	300
Huber Heights	OH		230,867	908,233	None	None	230,867	908,233	1,139,100	49,953		8/22/2013	300
Kenton	OH		400,787	744,320	None	None	400,787	744,320	1,145,107	75,672		6/1/2012	300
Kingston	OH		373,121	1,212,643	None	None	373,121	1,212,643	1,585,764	94,990		1/22/2013	300
Lorain	OH		248,933	979,305	None	None	248,933	979,305	1,228,238	60,390		6/21/2013	300
Manchester	OH		371,453	689,842	None	None	371,453	689,842	1,061,295	56,337		12/14/2012	300
Marengo	OH		213,500	839,910	None	None	213,500	839,910	1,053,410	43,395		9/26/2013	300
Mechanicsburg	OH		350,151	650,280	None	None	350,151	650,280	1,000,431	66,112		6/1/2012	300
Nashport	OH		319,015	1,036,799	None	None	319,015	1,036,799	1,355,814	81,216		1/22/2013	300
New Miami	OH		212,241	834,959	None	None	212,241	834,959	1,047,200	45,923		8/22/2013	300
Oak Harbor	OH		373,483	1,213,820	None	None	373,483	1,213,820	1,587,303	95,083		1/22/2013	300
Orwell	OH		293,628	545,309	None	None	293,628	545,309	838,937	55,440		6/1/2012	300
Peebles	OH		436,054	809,815	None	None	436,054	809,815	1,245,869	66,135		12/14/2012	300
Racine	OH		183,196	957,149	None	None	183,196	957,149	1,140,345	36,691		1/24/2014	300
Richwood	OH		157,044	1,046,524	None	None	157,044	1,046,524	1,203,568	40,117		1/24/2014	300
Ripley	OH		359,515	667,671	None	None	359,515	667,671	1,027,186	67,880		6/1/2012	300
Rockford	OH		117,012	852,812	None	None	117,012	852,812	969,824	38,377		11/15/2013	300
Seville	OH		335,945	1,091,822	None	None	335,945	1,091,822	1,427,767	85,526		1/22/2013	300
Springfield	OH		246,216	968,616	None	None	246,216	968,616	1,214,832	59,731		6/21/2013	300
Thornville	OH		285,644	928,344	17,943	None	285,644	946,287	1,231,931	75,490		1/22/2013	300
Toronto	OH		356,055	1,011,585	None	None	356,055	1,011,585	1,367,640	42,149		12/17/2013	300
Warren	OH		505,805	939,353	None	None	505,805	939,353	1,445,158	95,501		6/1/2012	300
Withamsville	OH		276,510	1,087,790	None	None	276,510	1,087,790	1,364,300	59,828		8/22/2013	300
Afton	OK		113,611	757,094	None	None	113,611	757,094	870,705	29,022		1/24/2014	300
Antlers	OK		149,985	1,093,124	None	None	149,985	1,093,124	1,243,109	38,259		2/27/2014	300
Ardmore	OK		347,932	646,160	None	None	347,932	646,160	994,092	65,693		6/1/2012	300
Broken Arrow	OK		356,064	881,533	None	None	356,064	881,533	1,237,597	33,792		1/24/2014	300
Claremore	OK		231,355	774,203	None	None	231,355	774,203	1,005,558	73,549		8/30/2012	300
Clayton	OK		533,789	826,041	None	None	533,789	826,041	1,359,830	72,967		10/31/2012	300
Cleveland	OK		196,277	1,307,968	None	None	196,277	1,307,968	1,504,245	50,139		1/24/2014	300
Collinsville	OK		289,014	715,532	None	None	289,014	715,532	1,004,546	27,429		1/24/2014	300
Davis	OK		569,738	881,672	None	None	569,738	881,672	1,451,410	77,881		10/31/2012	300
Drumright	OK		169,840	315,418	None	None	169,840	315,418	485,258	25,759		12/14/2012	300
Duncan	OK		430,448	799,403	None	None	430,448	799,403	1,229,851	65,285		12/14/2012	300
Elgin	OK		194,959	942,597	None	None	194,959	942,597	1,137,556	42,417		11/15/2013	300
Eufaula	OK		195,573	769,386	None	None	195,573	769,386	964,959	44,881		7/9/2013	300
Grove	OK		424,722	657,258	None	None	424,722	657,258	1,081,980	58,058		10/31/2012	300
Haskell	OK		228,333	424,047	None	None	228,333	424,047	652,380	43,111		6/1/2012	300
Haskell	OK		270,000	829,885	None	None	270,000	829,885	1,099,885	31,812		1/24/2014	300
Hollis	OK		61,713	880,041	None	None	61,713	880,041	941,754	83,604		8/30/2012	300
Hulbert	OK		395,384	611,858	None	None	395,384	611,858	1,007,242	54,047		10/31/2012	300
Kansas	OK		398,387	616,506	None	None	398,387	616,506	1,014,893	54,458		10/31/2012	300
Kellyville	OK		422,292	653,499	None	None	422,292	653,499	1,075,791	57,726		10/31/2012	300
Konawa	OK		390,916	604,945	None	None	390,916	604,945	995,861	53,437		10/31/2012	300
Lawton	OK		445,994	690,178	None	None	445,994	690,178	1,136,172	60,966		10/31/2012	300
Lexington	OK		128,927	673,606	None	None	128,927	673,606	802,533	25,822		1/24/2014	300
Newkirk	OK		100,999	673,045	None	None	100,999	673,045	774,044	25,800		1/24/2014	300
Norman	OK		173,541	906,703	None	None	173,541	906,703	1,080,244	34,757		1/24/2014	300
Oklahoma City	OK		400,000	678,788	None	None	400,000	678,788	1,078,788	59,960		10/31/2012	300
Oklahoma City	OK		318,134	590,821	None	None	318,134	590,821	908,955	48,250		12/14/2012	300
Shawnee	OK		288,016	534,887	None	None	288,016	534,887	822,903	54,380		6/1/2012	300
Shawnee	OK		419,371	648,979	None	None	419,371	648,979	1,068,350	57,326		10/31/2012	300
Shawnee	OK		246,641	610,625	None	None	246,641	610,625	857,266	23,407		1/24/2014	300
Sperry	OK		157,888	824,918	None	None	157,888	824,918	982,806	31,622		1/24/2014	300
Stratford	OK		392,814	607,881	None	None	392,814	607,881	1,000,695	53,696		10/31/2012	300
Tulsa	OK		433,486	670,822	None	None	433,486	670,822	1,104,308	59,256		10/31/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tulsa	OK		312,846	774,535	None	None	312,846	774,535	1,087,381	29,690		1/24/2014	300
Wilson	OK		89,538	814,202	None	None	89,538	814,202	903,740	77,349		8/30/2012	300
Woodward	OK		221,150	802,563	None	None	221,150	802,563	1,023,713	76,243		8/30/2012	300
Lemont Furnace	PA		298,795	848,903	None	None	298,795	848,903	1,147,698	29,712		2/27/2014	300
Smithfield	PA		255,705	1,005,946	None	None	255,705	1,005,946	1,261,651	51,974		9/26/2013	300
Somerset	PA		301,986	1,188,014	None	None	301,986	1,188,014	1,490,000	65,341		8/22/2013	300
Yeadon	PA		324,665	1,277,235	None	None	324,665	1,277,235	1,601,900	70,248		8/22/2013	300
Cayce	SC		207,965	818,135	None	None	207,965	818,135	1,026,100	44,997		8/22/2013	300
Denmark	SC		220,498	867,442	None	None	220,498	867,442	1,087,940	44,818		9/30/2013	300
Florence	SC		190,573	777,528	None	None	190,573	777,528	968,101	53,131		4/23/2013	300
Heath Springs	SC		158,107	826,065	None	None	158,107	826,065	984,172	31,666		1/24/2014	300
Kingstree	SC		198,491	780,866	None	None	198,491	780,866	979,357	40,345		9/18/2013	300
Longs	SC		239,632	1,252,008	None	None	239,632	1,252,008	1,491,640	47,994		1/24/2014	300
Myrtle Beach	SC		268,056	497,817	None	None	268,056	497,817	765,873	40,655		12/14/2012	300
N Myrtle Beach	SC		155,168	610,432	None	None	155,168	610,432	765,600	33,574		8/22/2013	300
Newberry	SC		383,286	711,817	None	None	383,286	711,817	1,095,103	58,132		12/14/2012	300
North Charleston	SC		254,479	1,001,121	None	None	254,479	1,001,121	1,255,600	55,062		8/22/2013	300
Orangeburg	SC		60,000	691,079	None	None	60,000	691,079	751,079	26,491		1/24/2014	300
Ridgeway	SC		126,727	844,496	None	None	126,727	844,496	971,223	32,372		1/24/2014	300
Timmonsville	SC		209,841	856,141	None	None	209,841	856,141	1,065,982	58,503		4/23/2013	300
Union	SC		225,174	885,835	None	None	225,174	885,835	1,111,009	45,768		9/30/2013	300
Westminster	SC		350,000	987,266	None	None	350,000	987,266	1,337,266	37,845		1/24/2014	300
Adams	TN		121,868	812,117	None	None	121,868	812,117	933,985	31,131		1/24/2014	300
Bethel Springs	TN		134,530	702,880	None	None	134,530	702,880	837,410	26,944		1/24/2014	300
Bloomington Sprgs	TN		173,585	906,933	None	None	173,585	906,933	1,080,518	34,766		1/24/2014	300
Caryville	TN		218,883	861,087	None	None	218,883	861,087	1,079,970	44,489		9/24/2013	300
Celina	TN		157,341	1,048,501	None	None	157,341	1,048,501	1,205,842	40,193		1/24/2014	300
Church Hill	TN		220,676	868,141	None	None	220,676	868,141	1,088,817	47,748		8/1/2013	300
Cordova	TN		362,262	896,875	None	None	362,262	896,875	1,259,137	34,380		1/24/2014	300
Covington	TN		192,392	1,005,191	None	None	192,392	1,005,191	1,197,583	38,532		1/24/2014	300
Crossville	TN		224,273	882,294	None	None	224,273	882,294	1,106,567	45,585		9/24/2013	300
Dresden	TN		169,202	884,035	None	None	169,202	884,035	1,053,237	33,888		1/24/2014	300
Dyersburg	TN		138,691	724,619	None	None	138,691	724,619	863,310	27,777		1/24/2014	300
Dyersburg	TN		134,528	702,868	None	None	134,528	702,868	837,396	26,943		1/24/2014	300
Friendship	TN		129,543	863,263	None	None	129,543	863,263	992,806	33,092		1/24/2014	300
Grand Junction	TN		119,405	795,703	None	None	119,405	795,703	915,108	30,502		1/24/2014	300
Grimsley	TN		190,000	832,058	None	None	190,000	832,058	1,022,058	42,990		9/24/2013	300
Halls	TN		224,485	1,172,868	None	None	224,485	1,172,868	1,397,353	44,960		1/24/2014	300
Harriman	TN		260,000	975,515	None	None	260,000	975,515	1,235,515	34,143		2/5/2014	300
Humboldt	TN		163,042	665,204	None	None	163,042	665,204	828,246	47,673		3/19/2013	300
Madisonville	TN		185,976	731,631	None	None	185,976	731,631	917,607	40,240		8/30/2013	300
Martin	TN		160,410	838,094	None	None	160,410	838,094	998,504	32,127		1/24/2014	300
Mascot	TN		428,927	663,766	None	None	428,927	663,766	1,092,693	58,633		10/31/2012	300
Memphis	TN		225,548	418,876	None	None	225,548	418,876	644,424	42,586		6/1/2012	300
Memphis	TN		493,000	915,572	None	None	493,000	915,572	1,408,572	93,083		6/1/2012	300
Memphis	TN		369,950	687,049	None	None	369,950	687,049	1,056,999	69,850		6/1/2012	300
Memphis	TN		563,795	1,047,048	None	None	563,795	1,047,048	1,610,843	106,450		6/1/2012	300
Memphis	TN		552,777	1,026,586	None	None	552,777	1,026,586	1,579,363	104,370		6/1/2012	300
Memphis	TN		253,148	626,736	None	None	253,148	626,736	879,884	24,025		1/24/2014	300
Memphis	TN		332,829	824,006	None	None	332,829	824,006	1,156,835	31,587		1/24/2014	300
Memphis	TN		299,794	742,220	None	None	299,794	742,220	1,042,014	28,452		1/24/2014	300
Memphis	TN		315,786	781,812	None	None	315,786	781,812	1,097,598	29,969		1/24/2014	300
Memphis	TN		312,958	774,812	None	None	312,958	774,812	1,087,770	29,701		1/24/2014	300
Memphis	TN		330,000	1,049,568	None	None	330,000	1,049,568	1,379,568	40,233		1/24/2014	300
Memphis	TN		327,861	811,707	None	None	327,861	811,707	1,139,568	31,115		1/24/2014	300
Memphis	TN		312,275	773,121	None	None	312,275	773,121	1,085,396	29,636		1/24/2014	300
Memphis	TN		390,000	772,302	None	None	390,000	772,302	1,162,302	29,605		1/24/2014	300
Memphis	TN		352,417	872,503	None	None	352,417	872,503	1,224,920	33,446		1/24/2014	300
Memphis	TN		409,578	1,014,019	None	None	409,578	1,014,019	1,423,597	38,871		1/24/2014	300
Memphis	TN		405,442	1,003,781	None	None	405,442	1,003,781	1,409,223	38,478		1/24/2014	300
Michie	TN		123,911	825,729	None	None	123,911	825,729	949,640	31,653		1/24/2014	300
Milledgeville	TN		270,000	731,439	None	None	270,000	731,439	1,001,439	28,038		1/24/2014	300
Niota	TN		152,948	799,110	None	None	152,948	799,110	952,058	30,633		1/24/2014	300
Rogerville	TN		206,436	812,120	None	None	206,436	812,120	1,018,556	44,667		8/14/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sharon	TN		130,332	868,517	None	None	130,332	868,517	998,849	33,293		1/24/2014	300
Sunbright	TN		355,282	1,154,668	None	None	355,282	1,154,668	1,509,950	90,449		1/22/2013	300
Tennessee Ridge	TN		120,926	805,837	None	None	120,926	805,837	926,763	30,890		1/24/2014	300
Trezevant	TN		170,247	805,149	None	None	170,247	805,149	975,396	30,864		1/24/2014	300
Alpine	TX		248,256	1,297,068	None	None	248,256	1,297,068	1,545,324	49,721		1/24/2014	300
Alton	TX		345,945	642,468	None	None	345,945	642,468	988,413	65,318		6/1/2012	300
Amarillo	TX		191,492	811,497	None	None	191,492	811,497	1,002,989	77,092		8/30/2012	300
Amarillo	TX		260,864	712,639	None	None	260,864	712,639	973,503	67,701		8/30/2012	300
Anahuac	TX		531,601	987,259	None	None	531,601	987,259	1,518,860	80,626		12/14/2012	300
Anson	TX	608,000	139,586	1,017,331	None	None	139,586	1,017,331	1,156,917	28,824		4/30/2014	300
Arcola	TX		309,969	961,069	None	None	309,969	961,069	1,271,038	91,302		8/30/2012	300
Atlanta	TX		427,591	661,699	None	None	427,591	661,699	1,089,290	58,450		10/31/2012	300
Austin	TX		590,000	812,479	None	None	590,000	812,479	1,402,479	71,769		10/31/2012	300
Austin	TX		333,480	947,447	None	None	333,480	947,447	1,280,927	45,793		10/24/2013	300
Bacliff	TX		557,574	1,035,495	None	None	557,574	1,035,495	1,593,069	105,275		6/1/2012	300
Balch Springs	TX		588,809	1,093,502	None	None	588,809	1,093,502	1,682,311	89,303		12/14/2012	300
Baytown	TX		486,394	903,304	None	None	486,394	903,304	1,389,698	91,836		6/1/2012	300
Baytown	TX		447,005	830,152	None	None	447,005	830,152	1,277,157	84,399		6/1/2012	300
Beaumont	TX		526,746	978,243	None	None	526,746	978,243	1,504,989	99,455		6/1/2012	300
Beaumont	TX		186,877	1,007,961	None	None	186,877	1,007,961	1,194,838	95,756		8/30/2012	300
Beeville	TX		382,613	710,566	None	None	382,613	710,566	1,093,179	72,241		6/1/2012	300
Bloomington	TX		330,656	1,074,634	None	None	330,656	1,074,634	1,405,290	84,180		1/22/2013	300
Blossom	TX		82,320	825,297	None	None	82,320	825,297	907,617	78,403		8/30/2012	300
Borger	TX	589,000	166,456	804,791	None	None	166,456	804,791	971,247	22,802		4/30/2014	300
Brookshire	TX	863,000	281,120	1,359,173	None	None	281,120	1,359,173	1,640,293	38,510		4/30/2014	300
Brownsville	TX		287,319	533,592	None	None	287,319	533,592	820,911	54,249		6/1/2012	300
Bullard	TX	600,000	183,822	888,752	None	None	183,822	888,752	1,072,574	25,181		4/30/2014	300
Canton	TX		165,267	1,358,083	None	None	165,267	1,358,083	1,523,350	129,018		8/30/2012	300
Canyon Lake	TX		424,566	788,481	None	None	424,566	788,481	1,213,047	80,162		6/1/2012	300
Canyon Lake	TX		183,707	1,170,581	None	None	183,707	1,170,581	1,354,288	111,205		8/30/2012	300
Cedar Creek	TX		183,296	933,294	None	None	183,296	933,294	1,116,590	88,663		8/30/2012	300
Cisco	TX	531,000	139,059	1,013,495	None	None	139,059	1,013,495	1,152,554	28,716		4/30/2014	300
Corpus Christi	TX		460,501	855,215	None	None	460,501	855,215	1,315,716	86,947		6/1/2012	300
Corpus Christi	TX		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	108,950		6/1/2012	300
Corpus Christi	TX		291,106	540,626	None	None	291,106	540,626	831,732	54,964		6/1/2012	300
Corpus Christi	TX		408,524	1,327,703	None	None	408,524	1,327,703	1,736,227	104,003		1/22/2013	300
Corpus Christi	TX		287,912	1,132,648	None	None	287,912	1,132,648	1,420,560	69,847		6/21/2013	300
Corpus Christi	TX		363,669	900,360	None	None	363,669	900,360	1,264,029	34,514		1/24/2014	300
Corrigan	TX		256,676	834,196	1,514	None	256,676	835,710	1,092,386	65,866		1/22/2013	300
Cotulla	TX		919,863	1,708,316	None	None	919,863	1,708,316	2,628,179	139,512		12/14/2012	300
Creedmoor	TX		490,979	759,793	None	None	490,979	759,793	1,250,772	67,115		10/31/2012	300
Crystal City	TX		549,519	1,020,535	None	None	549,519	1,020,535	1,570,054	83,344		12/14/2012	300
Dallas	TX		660,890	1,227,367	None	None	660,890	1,227,367	1,888,257	124,782		6/1/2012	300
Dallas	TX		474,480	881,177	None	None	474,480	881,177	1,355,657	89,586		6/1/2012	300
Dallas	TX		433,859	1,238,325	None	None	433,859	1,238,325	1,672,184	18,575		8/25/2014	300
Del Rio	TX		507,216	784,918	None	None	507,216	784,918	1,292,134	69,334		10/31/2012	300
Desoto	TX		510,567	790,105	None	None	510,567	790,105	1,300,672	69,793		10/31/2012	300
Dilley	TX		141,101	940,281	None	None	141,101	940,281	1,081,382	36,044		1/24/2014	300
Eagle Pass	TX		516,608	959,416	None	None	516,608	959,416	1,476,024	97,541		6/1/2012	300
Eagle Pass	TX		433,864	671,406	None	None	433,864	671,406	1,105,270	59,308		10/31/2012	300
East Bernard	TX	577,000	132,881	968,462	None	None	132,881	968,462	1,101,343	27,440		4/30/2014	300
Edinburg	TX		380,000	716,403	None	None	380,000	716,403	1,096,403	27,462		1/24/2014	300
Elsa	TX		379,998	1,234,994	None	None	379,998	1,234,994	1,614,992	96,741		1/22/2013	300
Fort Stockton	TX		465,636	864,752	None	None	465,636	864,752	1,330,388	70,621		12/14/2012	300
Fort Worth	TX		547,855	1,019,204	None	None	547,855	1,019,204	1,567,059	96,824		8/30/2012	300
Fort Worth	TX		213,683	848,314	None	None	213,683	848,314	1,061,997	80,590		8/30/2012	300
Fort Worth	TX		600,746	1,115,672	None	None	600,746	1,115,672	1,716,418	91,113		12/14/2012	300
Fort Worth	TX		160,563	631,657	(7,839)	None	160,563	623,818	784,381	39,190		8/15/2013	300
Freer	TX		269,137	499,827	None	None	269,137	499,827	768,964	40,819		12/14/2012	300
Garland	TX		228,333	424,047	None	None	228,333	424,047	652,380	43,111		6/1/2012	300
Garland	TX		298,055	737,916	None	None	298,055	737,916	1,035,971	28,287		1/24/2014	300
Glen Rose	TX	903,000	269,359	1,302,309	None	None	269,359	1,302,309	1,571,668	36,899		4/30/2014	300
Glenn Heights	TX		297,559	736,686	None	None	297,559	736,686	1,034,245	28,240		1/24/2014	300
Granite Shoals	TX		371,795	1,208,334	None	None	371,795	1,208,334	1,580,129	94,653		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Grape Creek	TX		232,999	710,940	None	None	232,999	710,940	943,939	67,539		8/30/2012	300
Hamilton	TX	626,000	140,174	1,021,615	None	None	140,174	1,021,615	1,161,789	28,946		4/30/2014	300
Hardin	TX		143,336	805,614	None	None	143,336	805,614	948,950	76,533		8/30/2012	300
Harker Heights	TX		488,753	907,685	None	None	488,753	907,685	1,396,438	92,281		6/1/2012	300
Harker Heights	TX		469,370	726,352	None	None	469,370	726,352	1,195,722	64,161		10/31/2012	300
Hebbronville	TX		481,250	893,750	None	None	481,250	893,750	1,375,000	72,990		12/14/2012	300
Hebbronville	TX		240,000	1,014,676	None	None	240,000	1,014,676	1,254,676	38,896		1/24/2014	300
Hewitt	TX		493,299	763,382	None	None	493,299	763,382	1,256,681	67,432		10/31/2012	300
Hidalgo	TX		450,411	1,115,114	None	None	450,411	1,115,114	1,565,525	42,746		1/24/2014	300
Houston	TX		279,181	518,479	None	None	279,181	518,479	797,660	52,712		6/1/2012	300
Houston	TX		434,980	807,819	None	None	434,980	807,819	1,242,799	82,128		6/1/2012	300
Houston	TX		429,081	796,866	None	None	429,081	796,866	1,225,947	81,015		6/1/2012	300
Houston	TX		490,377	910,700	None	None	490,377	910,700	1,401,077	92,588		6/1/2012	300
Houston	TX		565,402	874,961	None	None	565,402	874,961	1,440,363	77,288		10/31/2012	300
Houston	TX		650,000	866,899	None	None	650,000	866,899	1,516,899	76,576		10/31/2012	300
Houston	TX		562,086	869,831	None	None	562,086	869,831	1,431,917	76,835		10/31/2012	300
Houston	TX		467,805	868,780	None	None	467,805	868,780	1,336,585	70,950		12/14/2012	300
Houston	TX		610,149	1,133,135	None	None	610,149	1,133,135	1,743,284	92,539		12/14/2012	300
Houston	TX		474,480	881,178	None	None	474,480	881,178	1,355,658	71,963		12/14/2012	300
Houston	TX		310,255	1,220,545	None	None	310,255	1,220,545	1,530,800	67,130		8/22/2013	300
Houston	TX		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	61,368		8/22/2013	300
Houston	TX		440,874	1,091,500	None	None	440,874	1,091,500	1,532,374	41,841		1/24/2014	300
Houston	TX		347,071	986,059	None	None	347,071	986,059	1,333,130	31,225		3/28/2014	300
Hubbard	TX		128,604	857,007	None	None	128,604	857,007	985,611	32,852		1/24/2014	300
Itasca	TX	543,000	118,010	860,081	None	None	118,010	860,081	978,091	24,369		4/1/2014	300
Jefferson	TX		339,075	1,333,925	None	None	339,075	1,333,925	1,673,000	73,366		8/22/2013	300
Joaquin	TX	656,000	135,219	985,502	None	None	135,219	985,502	1,120,721	27,923		4/1/2014	300
Katy	TX		554,109	857,486	None	None	554,109	857,486	1,411,595	75,745		10/31/2012	300
Katy	TX		346,827	985,367	None	None	346,827	985,367	1,332,194	47,626		10/11/2013	300
Kaufman	TX		488,687	907,561	None	None	488,687	907,561	1,396,248	92,269		6/1/2012	300
Kermit	TX		234,478	922,439	None	None	234,478	922,439	1,156,917	56,884		6/21/2013	300
Killeen	TX		480,758	892,837	None	None	480,758	892,837	1,373,595	90,772		6/1/2012	300
Killeen	TX		471,572	729,760	None	None	471,572	729,760	1,201,332	64,462		10/31/2012	300
Lacy Lakeview	TX		429,768	798,141	None	None	429,768	798,141	1,227,909	81,144		6/1/2012	300
Lakehills	TX		183,968	795,341	None	None	183,968	795,341	979,309	75,557		8/30/2012	300
Lamesa	TX		450,012	835,736	None	None	450,012	835,736	1,285,748	84,967		6/1/2012	300
Leonard	TX		277,575	515,496	None	None	277,575	515,496	793,071	52,409		6/1/2012	300
Llano	TX	804,000	179,332	1,307,011	None	None	179,332	1,307,011	1,486,343	37,032		4/1/2014	300
Longview	TX		435,985	809,687	None	None	435,985	809,687	1,245,672	66,124		12/14/2012	300
Longview	TX		473,119	878,650	None	None	473,119	878,650	1,351,769	71,756		12/14/2012	300
Longview	TX		150,012	278,594	None	None	150,012	278,594	428,606	22,752		12/14/2012	300
Los Fresnos	TX		533,059	989,968	None	None	533,059	989,968	1,523,027	100,647		6/1/2012	300
Lufkin	TX		267,700	497,158	None	None	267,700	497,158	764,858	40,601		12/14/2012	300
Marfa	TX		310,000	1,325,712	None	None	310,000	1,325,712	1,635,712	50,819		1/24/2014	300
Marshall	TX		665,113	1,235,211	None	None	665,113	1,235,211	1,900,324	125,580		6/1/2012	300
Memphis	TX	461,000	102,312	745,672	None	None	102,312	745,672	847,984	21,127		4/1/2014	300
Midland	TX		544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	892,528		2/3/1998	300
Midland	TX		194,594	790,843	None	None	194,594	790,843	985,437	75,130		8/30/2012	300
Monahans	TX		473,723	879,770	None	None	473,723	879,770	1,353,493	71,848		12/14/2012	300
Monte Alto	TX		370,770	1,205,004	None	None	370,770	1,205,004	1,575,774	94,392		1/22/2013	300
Morton	TX		190,918	751,074	None	None	190,918	751,074	941,992	46,316		6/21/2013	300
Mount Enterprise	TX		510,030	947,198	None	None	510,030	947,198	1,457,228	77,355		12/14/2012	300
Mt Vernon	TX	641,000	132,850	968,238	None	None	132,850	968,238	1,101,088	27,433		4/1/2014	300
Nacogdoches	TX		585,075	1,086,567	None	None	585,075	1,086,567	1,671,642	88,736		12/14/2012	300
New Boston	TX		226,547	420,730	None	None	226,547	420,730	647,277	42,774		6/1/2012	300
Odessa	TX		200,900	874,978	None	None	200,900	874,978	1,075,878	83,123		8/30/2012	300
Odessa	TX		393,275	795,622	None	None	393,275	795,622	1,188,897	75,584		8/30/2012	300
Odessa	TX		299,235	687,360	None	None	299,235	687,360	986,595	65,299		8/30/2012	300
Onalaska	TX		455,522	845,970	None	None	455,522	845,970	1,301,492	69,088		12/14/2012	300
Orange	TX		359,323	1,413,577	None	None	359,323	1,413,577	1,772,900	77,747		8/22/2013	300
Orange	TX		267,166	1,051,034	None	None	267,166	1,051,034	1,318,200	57,807		8/22/2013	300
Paris	TX		194,054	844,235	None	None	194,054	844,235	1,038,289	80,202		8/30/2012	300
Pasadena	TX		274,400	1,079,491	None	None	274,400	1,079,491	1,353,891	66,569		6/21/2013	300
Pearsall	TX		314,465	584,006	None	None	314,465	584,006	898,471	59,374		6/1/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Pearsall	TX		179,547	938,079	None	None	179,547	938,079	1,117,626	35,960		1/24/2014	300
Perryton	TX		534,489	992,623	None	None	534,489	992,623	1,527,112	81,064		12/14/2012	300
Pharr	TX		506,911	941,407	None	None	506,911	941,407	1,448,318	95,710		6/1/2012	300
Pinehurst	TX		556,823	861,686	None	None	556,823	861,686	1,418,509	76,116		10/31/2012	300
Pineland	TX	703,000	149,928	1,092,708	None	None	149,928	1,092,708	1,242,636	30,960		4/1/2014	300
Pittsburg	TX		469,724	872,344	None	None	469,724	872,344	1,342,068	88,688		6/1/2012	300
Port Acres	TX		268,899	499,384	None	None	268,899	499,384	768,283	50,771		6/1/2012	300
Port Arthur	TX		253,535	828,487	None	None	253,535	828,487	1,082,022	78,706		8/30/2012	300
Port Isabel	TX		225,609	418,988	None	None	225,609	418,988	644,597	42,597		6/1/2012	300
Port Neches	TX		498,469	925,729	None	None	498,469	925,729	1,424,198	75,601		12/14/2012	300
Porter	TX		559,462	1,039,001	None	None	559,462	1,039,001	1,598,463	84,852		12/14/2012	300
Progresso	TX		200,597	372,537	None	None	200,597	372,537	573,134	30,424		12/14/2012	300
Rio Grande City	TX		171,514	896,112	None	None	171,514	896,112	1,067,626	34,351		1/24/2014	300
Rio Vista	TX		61,254	829,871	None	None	61,254	829,871	891,125	78,838		8/30/2012	300
Rockdale	TX	592,000	174,972	845,963	None	None	174,972	845,963	1,020,935	23,969		4/1/2014	300
Rosenberg	TX		408,933	759,448	None	None	408,933	759,448	1,168,381	77,211		6/1/2012	300
Rusk	TX		446,174	828,610	None	None	446,174	828,610	1,274,784	67,670		12/14/2012	300
Saginaw	TX		485,162	901,016	None	None	485,162	901,016	1,386,178	91,603		6/1/2012	300
San Angelo	TX		308,573	1,000,504	None	None	308,573	1,000,504	1,309,077	95,048		8/30/2012	300
San Antonio	TX		663,903	1,232,962	None	None	663,903	1,232,962	1,896,865	125,351		6/1/2012	300
San Antonio	TX		474,828	881,824	None	None	474,828	881,824	1,356,652	89,652		6/1/2012	300
San Antonio	TX		357,827	664,536	None	None	357,827	664,536	1,022,363	67,561		6/1/2012	300
San Antonio	TX		637,451	1,183,837	None	None	637,451	1,183,837	1,821,288	120,357		6/1/2012	300
San Antonio	TX		265,044	818,313	None	None	265,044	818,313	1,083,357	77,740		8/30/2012	300
San Antonio	TX		273,109	896,601	None	None	273,109	896,601	1,169,710	85,177		8/30/2012	300
San Antonio	TX		408,997	1,329,239	None	None	408,997	1,329,239	1,738,236	104,124		1/22/2013	300
San Antonio	TX		325,537	1,280,663	None	None	325,537	1,280,663	1,606,200	70,436		8/22/2013	300
San Augustine	TX		468,018	869,176	None	None	468,018	869,176	1,337,194	70,983		12/14/2012	300
San Benito	TX		149,582	781,526	None	None	149,582	781,526	931,108	29,958		1/24/2014	300
Santa Fe	TX		450,685	1,115,790	None	None	450,685	1,115,790	1,566,475	42,772		1/24/2014	300
Schertz	TX		300,878	558,773	None	None	300,878	558,773	859,651	56,809		6/1/2012	300
Sealy	TX	723,000	213,880	1,034,081	None	None	213,880	1,034,081	1,247,961	29,299		4/1/2014	300
Seminole	TX		103,470	899,122	None	None	103,470	899,122	1,002,592	85,417		8/30/2012	300
Seminole	TX		364,491	1,433,909	None	None	364,491	1,433,909	1,798,400	78,865		8/22/2013	300
Sherman	TX		242,135	449,678	None	None	242,135	449,678	691,813	45,717		6/1/2012	300
Sullivan City	TX		496,544	922,154	None	None	496,544	922,154	1,418,698	75,309		12/14/2012	300
Taft	TX		177,408	926,908	None	None	177,408	926,908	1,104,316	35,531		1/24/2014	300
Temple	TX		248,015	805,588	None	None	248,015	805,588	1,053,603	76,531		8/30/2012	300
Temple	TX		580,869	1,078,758	None	None	580,869	1,078,758	1,659,627	88,099		12/14/2012	300
Texas City	TX		238,472	973,286	None	None	238,472	973,286	1,211,758	92,462		8/30/2012	300
Three Rivers	TX		225,995	1,068,797	None	None	225,995	1,068,797	1,294,792	40,971		1/24/2014	300
Valley View	TX		185,843	878,905	None	None	185,843	878,905	1,064,748	33,691		1/24/2014	300
Van Horn	TX	707,000	147,318	1,073,686	None	None	147,318	1,073,686	1,221,004	30,421		4/1/2014	300
Waco	TX		527,779	980,161	None	None	527,779	980,161	1,507,940	99,650		6/1/2012	300
Wells	TX		141,780	840,639	None	None	141,780	840,639	982,419	79,861		8/30/2012	300
Wichita Falls	TX		297,454	552,415	None	None	297,454	552,415	849,869	56,162		6/1/2012	300
Willis	TX		664,432	1,233,946	None	None	664,432	1,233,946	1,898,378	125,451		6/1/2012	300
Wills Point	TX		417,304	774,994	None	None	417,304	774,994	1,192,298	63,291		12/14/2012	300
Wilmer	TX		489,576	909,212	None	None	489,576	909,212	1,398,788	74,252		12/14/2012	300
Winnsboro	TX		446,940	830,031	None	None	446,940	830,031	1,276,971	67,786		12/14/2012	300
Winters	TX		50,842	811,377	None	None	50,842	811,377	862,219	77,081		8/30/2012	300
Zapata	TX		249,421	1,303,154	None	None	249,421	1,303,154	1,552,575	49,954		1/24/2014	300
Kanab	UT		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	106,321		6/1/2012	300
Mt Pleasant	UT		573,530	1,065,126	None	None	573,530	1,065,126	1,638,656	108,288		6/1/2012	300
Charlotte Ct Hous	VA		154,295	1,028,208	None	None	154,295	1,028,208	1,182,503	39,415		1/24/2014	300
Colonial Heights	VA		337,535	1,327,865	None	None	337,535	1,327,865	1,665,400	73,033		8/22/2013	300
Colonial Heights	VA		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	61,368		8/22/2013	300
Concord	VA		259,997	906,036	None	None	259,997	906,036	1,166,033	86,073		8/30/2012	300
Craigsville	VA		141,713	944,359	None	None	141,713	944,359	1,086,072	36,200		1/24/2014	300
Danville	VA		223,469	879,131	None	None	223,469	879,131	1,102,600	48,352		8/22/2013	300
Fancy Gap	VA		153,509	1,022,966	None	None	153,509	1,022,966	1,176,475	39,214		1/24/2014	300
Fork Union	VA		159,295	1,061,525	None	None	159,295	1,061,525	1,220,820	40,692		1/24/2014	300
Goshen	VA		80,157	831,602	None	None	80,157	831,602	911,759	79,002		8/30/2012	300
Madison Heights	VA		276,413	936,546	None	None	276,413	936,546	1,212,959	88,972		8/30/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mineral	VA		202,879	1,059,984	None	None	202,879	1,059,984	1,262,863	40,633		1/24/2014	300
Onley	VA		313,433	582,089	None	None	313,433	582,089	895,522	47,537		12/14/2012	300
Portsmouth	VA		524,294	973,688	None	None	524,294	973,688	1,497,982	98,992		6/1/2012	300
Rich Creek	VA		194,447	940,122	None	None	194,447	940,122	1,134,569	29,771		3/25/2014	300
Richmond	VA		709,379	1,317,417	None	None	709,379	1,317,417	2,026,796	133,937		6/1/2012	300
Richmond	VA		344,912	1,356,888	None	None	344,912	1,356,888	1,701,800	74,629		8/22/2013	300
Roanoke	VA		591,344	1,098,210	None	None	591,344	1,098,210	1,689,554	111,651		6/1/2012	300
Roanoke	VA		655,795	1,217,906	None	None	655,795	1,217,906	1,873,701	99,462		12/14/2012	300
Roanoke	VA		478,904	889,394	None	None	478,904	889,394	1,368,298	72,634		12/14/2012	300
Shawsville	VA		334,624	1,066,596	None	None	334,624	1,066,596	1,401,220	101,327		8/30/2012	300
Shenandoah	VA		192,613	1,006,351	None	None	192,613	1,006,351	1,198,964	38,577		1/24/2014	300
Spotsylvania	VA		300,324	1,181,476	None	None	300,324	1,181,476	1,481,800	64,981		8/22/2013	300
Stanleytown	VA		359,846	668,286	None	None	359,846	668,286	1,028,132	54,577		12/14/2012	300
Stony Creek	VA		237,764	935,366	None	None	237,764	935,366	1,173,130	57,681		6/21/2013	300
Victoria	VA		194,099	914,642	None	None	194,099	914,642	1,108,741	86,891		8/30/2012	300
Eagle River	WI		208,955	388,060	None	None	208,955	388,060	597,015	31,692		12/14/2012	300
Milwaukee	WI		538,419	999,922	None	None	538,419	999,922	1,538,341	101,659		6/1/2012	300
Milwaukee	WI		120,000	664,289	32,249	None	120,000	696,538	816,538	22,514		3/14/2014	300
Spooner	WI		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	106,493		6/1/2012	300
Huntington	WV		376,119	698,508	None	None	376,119	698,508	1,074,627	57,045		12/14/2012	300
Mount Hope	WV		186,300	732,905	None	None	186,300	732,905	919,205	42,753		7/23/2013	300
Princeton	WV		280,344	911,119	8,500	None	280,344	919,619	1,199,963	73,195		1/22/2013	300
Rock	WV		332,222	1,079,721	None	None	332,222	1,079,721	1,411,943	84,578		1/22/2013	300
Shady Spring	WV		204,338	833,689	None	None	204,338	833,689	1,038,027	59,748		3/27/2013	300
Cheyenne	WY		521,603	968,690	None	None	521,603	968,690	1,490,293	98,484		6/1/2012	300
Cheyenne	WY		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	106,493		6/1/2012	300

Drug stores
Auburn	AL		1,696,833	3,901,754	None	None	1,696,833	3,901,754	5,598,587	305,637		1/22/2013	300
Bessemer	AL		913,349	2,269,571	None	None	913,349	2,269,571	3,182,920	26,478		9/30/2014	300
Chelsea	AL	2,998,800	1,157,579	3,575,632	None	None	1,157,579	3,575,632	4,733,211	280,091		1/22/2013	300
Montgomery	AL		1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	584,460		2/9/2005	300
Van Buren	AR		1,328,049	3,008,245	None	None	1,328,049	3,008,245	4,336,294	155,426		9/25/2013	300
Chandler	AZ		-	3,540,215	None	None	-	3,540,215	3,540,215	277,317		1/22/2013	300
Chandler	AZ		1,086,262	2,460,559	None	None	1,086,262	2,460,559	3,546,821	127,129		9/25/2013	300
El Mirage	AZ		1,179,770	2,672,369	None	None	1,179,770	2,672,369	3,852,139	138,072		9/25/2013	300
Mesa	AZ		1,347,649	3,790,620	None	None	1,347,649	3,790,620	5,138,269	233,755		6/14/2013	300
Mesa	AZ		1,545,555	4,347,285	None	None	1,545,555	4,347,285	5,892,840	268,083		6/14/2013	300
Phoenix	AZ		-	3,381,632	None	None	-	3,381,632	3,381,632	264,895		1/22/2013	300
Phoenix	AZ		1,562,759	4,395,676	None	None	1,562,759	4,395,676	5,958,435	271,067		6/14/2013	300
Surprise	AZ		1,358,528	3,821,220	None	None	1,358,528	3,821,220	5,179,748	235,642		6/14/2013	300
Tucson	AZ		959,875	2,350,208	None	None	959,875	2,350,208	3,310,083	223,270		8/10/2012	300
Bakersfield	CA		-	3,501,678	None	None	-	3,501,678	3,501,678	962,961		2/26/2008	300
Encinitas	CA		-	3,751,713	None	None	-	3,751,713	3,751,713	1,031,720		2/26/2008	300
Indio	CA		2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	1,126,543		2/21/2008	300
Pico Rivera	CA		-	4,633,063	None	None	-	4,633,063	4,633,063	362,923		1/22/2013	300
Sacramento	CA		1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	584,720		10/22/2010	300
Tracy	CA		2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	1,291,229		12/20/2007	300
Visalia	CA		-	4,333,023	None	None	-	4,333,023	4,333,023	339,420		1/22/2013	300
Colorado Springs	CO		1,025,000	1,645,371	36,980	79	1,025,000	1,682,430	2,707,430	664,103		2/9/2005	300
Colorado Springs	CO		1,547,023	3,504,257	None	None	1,547,023	3,504,257	5,051,280	192,734		8/29/2013	300
Fort Collins	CO		1,100,000	1,385,014	None	79	1,100,000	1,385,093	2,485,093	547,117		2/9/2005	300
Littleton	CO		1,498,300	3,393,892	None	None	1,498,300	3,393,892	4,892,192	186,664		8/29/2013	300
Berlin	CT		1,532,460	3,786,614	None	None	1,532,460	3,786,614	5,319,074	119,909		3/31/2014	300
Branford	CT		1,760,000	3,849,409	None	None	1,760,000	3,849,409	5,609,409	121,898		3/31/2014	300
Delray Beach	FL		4,893,115	3,541,070	None	None	4,893,115	3,541,070	8,434,185	277,384		1/22/2013	300
Deltona	FL		849,162	2,388,495	None	None	849,162	2,388,495	3,237,657	147,291		6/4/2013	300
Gainesville	FL		1,935,853	3,620,924	None	None	1,935,853	3,620,924	5,556,777	283,639		1/22/2013	300
Jacksonville	FL		1,605,187	3,691,020	None	None	1,605,187	3,691,020	5,296,207	289,130		1/22/2013	300
Milton	FL		500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	298,676		10/22/2010	300
Orlando	FL		960,194	2,372,580	None	None	960,194	2,372,580	3,332,774	98,858		12/10/2013	300
Rockledge	FL		1,626,972	4,576,292	None	None	1,626,972	4,576,292	6,203,264	282,205		6/7/2013	300
Saint Augustine	FL		1,442,096	4,056,278	None	None	1,442,096	4,056,278	5,498,374	250,137		6/11/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Winter Park	FL		1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	1,084,586		9/30/1998	300
Acworth	GA		1,534,095	3,527,548	None	None	1,534,095	3,527,548	5,061,643	276,325		1/22/2013	300
Adel	GA		500,000	1,056,116	48,524	None	500,000	1,104,640	1,604,640	413,489		4/29/2005	300
Austell	GA		1,234,384	3,610,300	None	None	1,234,384	3,610,300	4,844,684	282,807		1/22/2013	300
Blackshear	GA		430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	390,422		4/29/2005	300
Bowdon	GA		410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	392,449		4/29/2005	300
Cairo	GA		330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	447,448		4/29/2005	300
Columbus	GA		1,740,000	5,024,581	800	None	1,740,000	5,025,381	6,765,381	309,857		6/14/2013	300
Decatur	GA	1,999,200	1,546,047	3,555,032	28,765	None	1,546,047	3,583,797	5,129,844	283,277		1/22/2013	300
East Ellijay	GA		1,317,709	3,029,984	None	None	1,317,709	3,029,984	4,347,693	237,349		1/22/2013	300
Lawrenceville	GA		1,109,742	3,121,445	35,869	None	1,109,742	3,157,314	4,267,056	192,589		6/28/2013	300
Lithia Springs	GA		1,543,512	3,549,202	None	None	1,543,512	3,549,202	5,092,714	278,021		1/22/2013	300
Quitman	GA		730,000	856,586	None	None	730,000	856,586	1,586,586	338,343		2/9/2005	300
Rome	GA		-	3,389,465	None	None	-	3,389,465	3,389,465	265,508		1/22/2013	300
Rome	GA		1,293,890	3,639,408	None	None	1,293,890	3,639,408	4,933,298	224,430		6/12/2013	300
Ottumwa	IA	2,860,134	1,687,561	3,880,433	None	None	1,687,561	3,880,433	5,567,994	303,967		1/22/2013	300
Blackfoot	ID		560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	763,205		2/9/2005	300
Burley	ID		700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	794,551		2/9/2005	300
Chubbuck	ID		890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	500,529		2/9/2005	300
Chicago	IL		1,589,068	2,841,507	90,118	None	1,589,068	2,931,625	4,520,693	298,395		6/29/2012	300
Chicago	IL	1,538,430	1,462,870	3,735,267	None	None	1,462,870	3,735,267	5,198,137	292,596		1/22/2013	300
Chicago	IL		1,744,950	3,952,594	None	None	1,744,950	3,952,594	5,697,544	204,217		9/3/2013	300
Chicago	IL		1,584,794	4,502,544	None	None	1,584,794	4,502,544	6,087,338	202,615		11/12/2013	300
Chicago Heights	IL		1,272,921	3,580,429	None	None	1,272,921	3,580,429	4,853,350	220,793		6/4/2013	300
Darien	IL		1,198,099	3,369,971	None	None	1,198,099	3,369,971	4,568,070	219,048		5/31/2013	300
Deerfield	IL		4,092,687	11,511,770	None	None	4,092,687	11,511,770	15,604,457	452,248		8/27/2013	420
Deerfield	IL		4,261,874	11,987,653	None	None	4,261,874	11,987,653	16,249,527	470,944		8/27/2013	420
Deerfield	IL		4,082,432	11,482,923	None	None	4,082,432	11,482,923	15,565,355	451,115		8/27/2013	420
Deerfield	IL		4,089,453	11,502,673	None	None	4,089,453	11,502,673	15,592,126	451,891		8/27/2013	420
Deerfield	IL		2,586,157	7,274,253	None	None	2,586,157	7,274,253	9,860,410	285,774		8/27/2013	420
Deerfield	IL		3,180,926	8,947,200	None	None	3,180,926	8,947,200	12,128,126	351,497		8/27/2013	420
Maryville	IL		780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	355,573		3/16/2011	300
Moline	IL		1,104,813	3,748,707	None	None	1,104,813	3,748,707	4,853,520	293,649		1/22/2013	300
Oak Forest	IL		1,562,490	4,394,918	None	None	1,562,490	4,394,918	5,957,408	271,020		6/6/2013	300
Plainfield	IL	1,803,200	1,463,785	3,365,876	None	None	1,463,785	3,365,876	4,829,661	263,660		1/22/2013	300
Springfield	IL		1,343,188	3,778,072	None	None	1,343,188	3,778,072	5,121,260	232,981		6/7/2013	300
Springfield	IL		1,227,859	3,453,680	None	None	1,227,859	3,453,680	4,681,539	212,977		6/11/2013	300
Troy	IL		768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	302,023		3/16/2011	300
Anderson	IN		937,591	2,123,795	None	None	937,591	2,123,795	3,061,386	109,729		9/11/2013	300
Chesterton	IN		616,498	4,930,886	None	None	616,498	4,930,886	5,547,384	386,253		1/22/2013	300
Elkhart	IN		1,772,161	4,074,966	None	None	1,772,161	4,074,966	5,847,127	319,206		1/22/2013	300
Hammond	IN		667,821	2,656,839	None	None	667,821	2,656,839	3,324,660	287,824		4/12/2012	300
Indianapolis	IN		1,630,000	5,235,915	None	None	1,630,000	5,235,915	6,865,915	322,881		6/4/2013	300
Indianapolis	IN		1,123,685	3,160,662	None	None	1,123,685	3,160,662	4,284,347	194,907		6/28/2013	300
Kokomo	IN		978,592	2,216,668	None	None	978,592	2,216,668	3,195,260	114,528		9/11/2013	300
Logansport	IN		453,966	1,128,056	None	None	453,966	1,128,056	1,582,022	1,880		12/30/2014	300
Marion	IN		1,247,236	3,508,184	None	None	1,247,236	3,508,184	4,755,420	216,338		6/27/2013	300
Monticello	IN		694,032	1,952,148	102,091	None	694,032	2,054,239	2,748,271	123,305		6/7/2013	300
Princeton	IN	3,013,640	2,033,742	4,676,454	None	None	2,033,742	4,676,454	6,710,196	366,322		1/22/2013	300
Salem	IN		-	2,351,296	None	None	-	2,351,296	2,351,296	787,684		8/16/2006	300
South Bend	IN		1,665,544	4,684,786	None	None	1,665,544	4,684,786	6,350,330	288,895		6/4/2013	300
Hutchinson	KS		1,283,873	3,190,283	None	None	1,283,873	3,190,283	4,474,156	5,317		12/23/2014	300
Merriam	KS		1,441,117	4,053,526	None	None	1,441,117	4,053,526	5,494,643	249,967		6/4/2013	300
Newton	KS		789,155	2,913,006	None	None	789,155	2,913,006	3,702,161	4,855		12/23/2014	300
Louisville	KY	3,675,450	2,386,891	4,017,753	None	None	2,386,891	4,017,753	6,404,644	314,724		1/22/2013	300
Louisville	KY	3,061,730	1,785,691	4,106,077	None	None	1,785,691	4,106,077	5,891,768	321,643		1/22/2013	300
Louisville	KY	3,265,540	1,565,241	3,947,885	None	None	1,565,241	3,947,885	5,513,126	309,251		1/22/2013	300
Mayfield	KY	2,995,320	1,782,381	4,098,467	None	None	1,782,381	4,098,467	5,880,848	321,047		1/22/2013	300
Radcliff	KY	3,256,380	1,305,607	3,960,699	None	None	1,305,607	3,960,699	5,266,306	310,255		1/22/2013	300
Amite	LA	2,689,843	1,633,328	3,755,728	None	None	1,633,328	3,755,728	5,389,056	294,199		1/22/2013	300
Gretna	LA		3,570,000	5,037,780	None	None	3,570,000	5,037,780	8,607,780	58,774		9/30/2014	300
Morgan City	LA		1,378,894	3,170,675	None	None	1,378,894	3,170,675	4,549,569	248,370		1/22/2013	300
Brockton	MA		1,420,000	5,586,439	None	None	1,420,000	5,586,439	7,006,439	176,904		3/31/2014	300
Melrose	MA		2,450,000	5,344,307	None	None	2,450,000	5,344,307	7,794,307	169,236		3/31/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Elkton	MD		1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	894,449		2/21/2008	300
Laurel	MD		-	2,400,696	None	None	-	2,400,696	2,400,696	804,233		8/16/2006	300
Biddeford	ME		-	3,587,125	None	None	-	3,587,125	3,587,125	280,991		1/22/2013	300
Brewer	ME		2,030,000	4,935,503	None	None	2,030,000	4,935,503	6,965,503	304,356		6/6/2013	300
Farmington	ME		1,310,995	3,687,522	None	None	1,310,995	3,687,522	4,998,517	227,397		6/12/2013	300
Lisbon	ME		1,403,949	3,948,979	None	None	1,403,949	3,948,979	5,352,928	243,520		6/13/2013	300
Machias	ME		1,250,032	3,516,047	None	None	1,250,032	3,516,047	4,766,079	216,823		6/5/2013	300
Portland	ME		2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	1,099,176		12/20/2007	300
Charlotte	MI	2,882,100	466,474	3,640,666	None	None	466,474	3,640,666	4,107,140	285,185		1/22/2013	300
Gladwin	MI		1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	697,649		2/21/2008	300
Macomb	MI		1,084,185	3,049,559	None	None	1,084,185	3,049,559	4,133,744	188,056		6/25/2013	300
Metamora	MI		859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	767,672		8/16/2006	300
Mount Pleasant	MI	2,692,300	879,419	3,713,692	None	None	879,419	3,713,692	4,593,111	290,906		1/22/2013	300
Northville	MI		982,099	3,849,614	None	None	982,099	3,849,614	4,831,713	301,553		1/22/2013	300
Rockwood	MI		972,962	2,736,715	None	None	972,962	2,736,715	3,709,677	168,764		6/25/2013	300
Troy	MI		3,184,828	-	9,976	None	3,184,828	9,976	3,194,804	69		6/27/2013	300
Washington Townsh	MI		1,028,277	2,892,301	None	None	1,028,277	2,892,301	3,920,578	178,359		6/25/2013	300
Brooklyn Park	MN		-	4,106,753	None	None	-	4,106,753	4,106,753	321,696		1/22/2013	300
Cloquet	MN		1,220,000	5,151,588	None	None	1,220,000	5,151,588	6,371,588	317,681		6/7/2013	300
Grand Rapids	MN	3,482,700	499,111	4,072,537	None	None	499,111	4,072,537	4,571,648	319,015		1/22/2013	300
Dellwood	MO		766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	369,805		3/16/2011	300
Farmington	MO		1,580,000	5,184,052	None	None	1,580,000	5,184,052	6,764,052	319,683		6/27/2013	300
Harrisonville	MO		1,473,335	3,387,834	None	None	1,473,335	3,387,834	4,861,169	265,380		1/22/2013	300
Saint Joseph	MO		1,293,855	3,639,311	None	None	1,293,855	3,639,311	4,933,166	224,424		6/7/2013	300
Saint Louis	MO		744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	348,846		3/16/2011	300
Saint Louis	MO		1,117,749	3,143,966	None	None	1,117,749	3,143,966	4,261,715	193,878		6/14/2013	300
Saint Louis	MO		2,190,000	5,109,166	None	None	2,190,000	5,109,166	7,299,166	315,065		6/27/2013	300
Wildwood	MO		681,200	2,649,759	None	None	681,200	2,649,759	3,330,959	401,880		3/16/2011	300
Byram	MS		1,243,088	3,425,993	None	None	1,243,088	3,425,993	4,669,081	268,369		1/22/2013	300
Forest	MS		-	2,991,069	None	None	-	2,991,069	2,991,069	234,300		1/22/2013	300
Jackson	MS		1,749,695	4,347,797	None	None	1,749,695	4,347,797	6,097,492	50,724		9/30/2014	300
Asheville	NC		-	3,118,366	None	None	-	3,118,366	3,118,366	244,272		1/22/2013	300
Charlotte	NC		923,616	2,092,139	None	None	923,616	2,092,139	3,015,755	108,094		9/27/2013	300
Creedmoor	NC		1,280,821	2,945,163	None	None	1,280,821	2,945,163	4,225,984	230,704		1/22/2013	300
High Point	NC		1,573,851	4,426,874	None	None	1,573,851	4,426,874	6,000,725	272,991		6/11/2013	300
Holly Springs	NC		1,451,019	3,336,520	None	None	1,451,019	3,336,520	4,787,539	261,361		1/22/2013	300
Roanoke Rapids	NC		1,103,934	2,538,422	None	None	1,103,934	2,538,422	3,642,356	198,843		1/22/2013	300
Walkertown	NC		1,351,535	3,107,765	None	None	1,351,535	3,107,765	4,459,300	243,442		1/22/2013	300
Derry	NH		1,210,000	4,443,660	None	None	1,210,000	4,443,660	5,653,660	140,716		3/31/2014	300
Dover	NH		1,844,188	4,556,875	None	None	1,844,188	4,556,875	6,401,063	144,301		3/31/2014	300
Plaistow	NH		940,000	4,421,512	None	None	940,000	4,421,512	5,361,512	272,660		6/14/2013	300
Carlstadt	NJ		2,630,000	4,733,522	None	None	2,630,000	4,733,522	7,363,522	55,224		9/30/2014	300
Ledgewood	NJ		2,060,000	5,490,100	None	None	2,060,000	5,490,100	7,550,100	173,853		3/31/2014	300
Mount Ephraim	NJ		2,410,000	5,039,976	None	None	2,410,000	5,039,976	7,449,976	159,599		3/31/2014	300
Sewell	NJ		1,510,000	4,969,996	None	None	1,510,000	4,969,996	6,479,996	157,383		3/31/2014	300
Farmington	NM		1,652,630	4,106,603	None	None	1,652,630	4,106,603	5,759,233	47,910		9/30/2014	300
Carson City	NV		800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	1,094,517		2/9/2005	300
Reno	NV		1,100,000	2,602,911	None	175	1,100,000	2,603,086	3,703,086	1,028,234		2/9/2005	300
Reno	NV		850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	911,117		2/9/2005	300
Reno	NV		-	3,951,105	None	None	-	3,951,105	3,951,105	309,503		1/22/2013	300
Sparks	NV		1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	897,239		2/9/2005	300
Sun Valley	NV		550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	1,057,951		2/9/2005	300
Angola	NY		1,644,457	3,781,320	None	None	1,644,457	3,781,320	5,425,777	296,203		1/22/2013	300
Auburn	NY	3,434,614	1,319,171	4,557,735	None	None	1,319,171	4,557,735	5,876,906	357,023		1/22/2013	300
Brooklyn	NY		-	3,169,829	None	None	-	3,169,829	3,169,829	248,303		1/22/2013	300
Brooklyn	NY		6,286,888	3,091,053	None	None	6,286,888	3,091,053	9,377,941	242,133		1/22/2013	300
Cohoes	NY		993,687	2,284,916	None	None	993,687	2,284,916	3,278,603	178,985		1/22/2013	300
Flushing	NY		-	2,844,843	None	None	-	2,844,843	2,844,843	222,846		1/22/2013	300
Greece	NY		1,530,625	4,305,290	None	None	1,530,625	4,305,290	5,835,915	265,493		6/12/2013	300
Jamaica	NY		-	3,265,890	None	None	-	3,265,890	3,265,890	255,828		1/22/2013	300
Le Roy	NY	2,821,085	664,571	4,160,651	None	None	664,571	4,160,651	4,825,222	325,918		1/22/2013	300
Orchard Park	NY	3,305,840	715,690	4,719,148	None	None	715,690	4,719,148	5,434,838	369,667		1/22/2013	300
Patchogue	NY		1,717,702	5,188,982	None	None	1,717,702	5,188,982	6,906,684	406,470		1/22/2013	300
Penn Yan	NY		843,439	3,784,664	None	None	843,439	3,784,664	4,628,103	296,465		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Plattsburgh	NY	3,674,864	2,122,505	4,610,552	None	None	2,122,505	4,610,552	6,733,057	361,160		1/22/2013	300
Ridgewood	NY		6,872,644	3,221,483	None	None	6,872,644	3,221,483	10,094,127	252,350		1/22/2013	300
Rochester	NY		519,775	3,589,694	None	None	519,775	3,589,694	4,109,469	281,193		1/22/2013	300
Rochester	NY	3,355,812	495,551	3,585,587	None	None	495,551	3,585,587	4,081,138	280,871		1/22/2013	300
Rochester	NY	1,775,928	-	4,562,079	None	None	-	4,562,079	4,562,079	357,363		1/22/2013	300
Saint Albans	NY		6,550,000	4,455,729	None	None	6,550,000	4,455,729	11,005,729	274,770		6/26/2013	300
Stony Point	NY	3,089,020	2,340,671	4,770,714	None	None	2,340,671	4,770,714	7,111,385	373,706		1/22/2013	300
Syracuse	NY	3,672,942	1,474,646	4,898,244	None	None	1,474,646	4,898,244	6,372,890	383,696		1/22/2013	300
Wilton	NY		1,763,372	4,054,756	None	None	1,763,372	4,054,756	5,818,128	317,623		1/22/2013	300
Cadiz	OH	1,212,284	904,795	2,080,515	None	None	904,795	2,080,515	2,985,310	162,974		1/22/2013	300
Carrollton	OH	1,691,938	1,001,306	2,302,436	None	None	1,001,306	2,302,436	3,303,742	180,357		1/22/2013	300
Columbus	OH		1,153,997	3,245,924	None	None	1,153,997	3,245,924	4,399,921	200,165		6/13/2013	300
Cortland	OH		1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	539,844		2/9/2005	300
East Liverpool	OH	1,594,254	958,357	2,203,679	None	None	958,357	2,203,679	3,162,036	172,621		1/22/2013	300
Lisbon	OH	1,065,758	706,599	1,624,777	None	None	706,599	1,624,777	2,331,376	127,274		1/22/2013	300
Madison	OH		580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	494,242		4/29/2005	300
Mansfield	OH	3,120,466	1,653,932	3,803,106	None	None	1,653,932	3,803,106	5,457,038	297,910		1/22/2013	300
Marysville	OH	1,901,200	1,654,400	3,804,182	None	None	1,654,400	3,804,182	5,458,582	297,994		1/22/2013	300
Mayfield Heights	OH		-	2,703,730	None	None	-	2,703,730	2,703,730	743,525		2/21/2008	300
Reynoldsburg	OH		1,286,721	3,619,244	None	None	1,286,721	3,619,244	4,905,965	223,187		6/7/2013	300
Upper Arlington	OH	2,704,800	3,010,646	5,513,043	None	None	3,010,646	5,513,043	8,523,689	431,855		1/22/2013	300
Warren	OH		960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	523,794		2/9/2005	300
Warren	OH		800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	490,385		2/9/2005	300
Willowick	OH		530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	482,036		4/29/2005	300
El Reno	OK		934,737	3,450,395	None	None	934,737	3,450,395	4,385,132	5,751		12/23/2014	300
Ponca City	OK		1,247,744	3,100,506	None	None	1,247,744	3,100,506	4,348,250	36,173		9/30/2014	300
Tulsa	OK		813,500	5,707	1,500	None	813,500	7,207	820,707	593	10/31/2013	5/3/2013	300
Beaver	PA		1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	845,890		12/20/2007	300
Carlisle	PA	2,940,540	1,687,948	3,881,323	None	None	1,687,948	3,881,323	5,569,271	304,037		1/22/2013	300
Delmont	PA		720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	499,242		2/9/2005	300
Emmaus	PA		1,568,237	4,411,084	None	None	1,568,237	4,411,084	5,979,321	272,017		6/20/2013	300
Export	PA		710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	658,418		2/9/2005	300
Girard	PA		-	1,352,590	564,061	None	-	1,916,651	1,916,651	1,140,062		2/9/2005	183
Imperial	PA		1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	1,003,325		8/16/2006	300
Johnstown	PA		250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	1,024,399		2/9/2005	300
Johnstown	PA		600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	794,042		2/9/2005	300
Norristown	PA		-	3,603,611	None	None	-	3,603,611	3,603,611	990,991		2/21/2008	300
Philadelphia	PA		-	3,803,732	None	None	-	3,803,732	3,803,732	1,046,025		2/26/2008	300
Phoenixville	PA		3,510,000	5,123,285	None	None	3,510,000	5,123,285	8,633,285	315,936		6/5/2013	300
Pittsburgh	PA	4,018,822	2,784,426	5,002,215	None	None	2,784,426	5,002,215	7,786,641	391,840		1/22/2013	300
Reading	PA		1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	908,872		2/21/2008	300
Saint Marys	PA		1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	870,463		12/20/2007	300
Slippery Rock	PA		-	1,295,495	632,869	None	-	1,928,364	1,928,364	1,140,983		2/9/2005	183
Uniontown	PA		1,617,507	4,549,669	None	None	1,617,507	4,549,669	6,167,176	280,563		6/11/2013	300
Wexford	PA		2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	716,671		2/21/2008	300
Yeadon	PA		-	3,253,285	None	None	-	3,253,285	3,253,285	916,342		12/20/2007	300
Woonsocket	RI		1,297,497	2,939,041	None	None	1,297,497	2,939,041	4,236,538	161,647		8/1/2013	300
Columbia	SC		1,430,093	3,288,404	None	None	1,430,093	3,288,404	4,718,497	257,592		1/22/2013	300
Conway	SC	1,795,692	-	3,451,662	None	None	-	3,451,662	3,451,662	270,380		1/22/2013	300
Chattanooga	TN		1,090,783	2,695,258	None	None	1,090,783	2,695,258	3,786,041	103,318		1/9/2014	300
Franklin	TN		754,510	2,122,261	None	None	754,510	2,122,261	2,876,771	130,873		6/6/2013	300
Hixson	TN		973,733	2,406,034	None	None	973,733	2,406,034	3,379,767	92,231		1/9/2014	300
Memphis	TN		350,000	2,783,909	None	None	350,000	2,783,909	3,133,909	106,717		1/9/2014	300
Austin	TX	2,293,200	1,623,904	3,734,059	None	None	1,623,904	3,734,059	5,357,963	292,501		1/22/2013	300
Coppell	TX		1,076,551	3,097,830	None	None	1,076,551	3,097,830	4,174,381	242,663		1/22/2013	300
Houston	TX		1,268,978	3,569,338	None	None	1,268,978	3,569,338	4,838,316	220,109		6/11/2013	300
Lubbock	TX		973,713	2,738,827	None	None	973,713	2,738,827	3,712,540	168,894		6/5/2013	300
Sealy	TX		1,514,567	3,482,644	None	None	1,514,567	3,482,644	4,997,211	272,807		1/22/2013	300
Fredericksburg	VA		-	2,901,815	None	None	-	2,901,815	2,901,815	797,998		2/21/2008	300
King George	VA	2,942,157	1,772,216	4,075,092	None	None	1,772,216	4,075,092	5,847,308	319,216		1/22/2013	300
Martinsville	VA	3,600,673	560,565	3,290,085	None	None	560,565	3,290,085	3,850,650	257,723		1/22/2013	300
Richmond	VA		1,255,931	3,103,326	None	None	1,255,931	3,103,326	4,359,257	118,961		1/16/2014	300
Burlington	VT		2,049,745	4,643,003	None	None	2,049,745	4,643,003	6,692,748	270,842		7/19/2013	300
Graham	WA		1,396,502	3,928,032	None	None	1,396,502	3,928,032	5,324,534	242,229		6/4/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lynnwood	WA		1,410,480	3,967,350	None	None	1,410,480	3,967,350	5,377,830	244,653		6/28/2013	300
Puyallup	WA		1,835,489	4,535,379	None	None	1,835,489	4,535,379	6,370,868	188,974		12/11/2013	300
Monona	WI		1,135,636	2,806,085	None	None	1,135,636	2,806,085	3,941,721	116,920		12/17/2013	300
Buckhannon	WV		1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	877,026		2/21/2008	300
Huntington	WV	3,631,940	1,085,818	3,802,536	None	None	1,085,818	3,802,536	4,888,354	297,865		1/22/2013	300

Education
Peoria	AZ		281,750	625,779	69,854	126	281,750	695,759	977,509	667,742		3/30/1988	300
Corona	CA		144,856	671,584	None	26,846	144,856	698,430	843,286	688,137		12/19/1984	300
Santee	CA		248,418	551,748	37,230	29,831	248,418	618,809	867,227	564,193		7/23/1987	300
Coconut Creek	FL		310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	765,151	8/2/1999	12/1/1998	300
Las Vegas	NV		1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	2,247,871		3/4/1998	300
Beaverton	OR		135,148	626,647	None	26,992	135,148	653,639	788,787	642,945		12/17/1986	300
Memphis	TN		238,263	504,897	11,504	5,352	238,263	521,753	760,016	506,005		9/29/1988	300
Arlington	TX		195,650	387,355	7,779	2,716	195,650	397,850	593,500	374,056		2/7/1991	300
Austin	TX		238,000	528,604	90,133	47,081	238,000	665,818	903,818	595,851		4/6/1989	300
Mesquite	TX		1,049,287	1,949,085	233,921	63,939	1,049,287	2,246,945	3,296,232	1,169,663		3/28/2002	300
Missouri City	TX		221,025	437,593	248,454	128	221,025	686,175	907,200	482,168		12/13/1990	300
Southlake	TX		228,279	511,750	None	25,358	228,279	537,108	765,387	479,523		3/10/1993	300
Sugar Land	TX		1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	2,152,837		6/28/2006	300
Chantilly	VA		688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,937,013	5/7/1999	9/30/1998	300
Kingstowne	VA		300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	693,296	8/22/2000	11/8/1999	300

Electric utilities
Fairfield	CA		1,450,000	9,207,989	2,000	None	1,450,000	9,209,989	10,659,989	362,009		8/30/2013	420

Entertainment
Riverside	CA		7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	62		7/5/2002	300
Vista	CA		2,300,000	22	None	None	2,300,000	22	2,300,022	13		3/31/1999	300
Marietta	GA		1,500,000	768	None	None	1,500,000	768	1,500,768	401		6/29/2001	300
Norcross	GA		1,600,000	768	None	None	1,600,000	768	1,600,768	401		6/29/2001	300
Greensboro	NC		4,000,000	463	None	None	4,000,000	463	4,000,463	223		7/5/2002	300
Omaha	NE		1,956,296	3,949,402	208,052	140,173	1,956,296	4,297,627	6,253,923	2,870,735		4/4/1997	300
Calverton	NY		6,200,000	744	None	None	6,200,000	744	6,200,744	460		7/23/1999	300
Medford	NY		1,500,000	745	None	None	1,500,000	745	1,500,745	461		7/23/1999	300
Arlington	TX		1,330,000	2,776,647	None	None	1,330,000	2,776,647	4,106,647	32,394		9/11/2014	300
San Antonio	TX		1,310,000	1,920,140	None	None	1,310,000	1,920,140	3,230,140	28,802		8/6/2014	300

Equipment services
Lake Worth	FL		679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	578,677		7/3/2003	300
Novi	MI		430,000	6,661,063	None	None	430,000	6,661,063	7,091,063	118,948		5/9/2014	420
Cameron	MO	17,066,920	940,000	18,280,024	449,040	None	940,000	18,729,064	19,669,064	833,485		6/25/2013	420
Sanford	NC	8,045,200	226,784	15,056,005	None	None	226,784	15,056,005	15,282,789	1,380,134		9/25/2012	300
Elko	NV		1,401,115	10,342,501	17,091	None	1,401,115	10,359,592	11,760,707	1,572,501		3/15/2011	300
Lewisville	TX		1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	860,468		7/3/2003	300

Financial services
Phoenix	AZ		245,137	456,324	None	None	245,137	456,324	701,461	125,489		2/1/2008	300
El Cajon	CA		1,620,871	-	None	None	1,620,871	-	1,620,871	-		6/19/2014	N/A
Turlock	CA		222,250	493,627	9,911	None	222,250	503,538	725,788	494,246		12/30/1987	300
Canon City	CO		66,500	147,699	None	None	66,500	147,699	214,199	147,699		11/12/1987	300
Colorado Springs	CO		313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,275		3/10/1987	300
Clearwater	FL		476,179	725,023	10,154	224	476,179	735,401	1,211,580	470,679		12/31/1998	300
Fort Myers	FL	2,299,927	1,025,624	2,407,011	None	None	1,025,624	2,407,011	3,432,635	188,549		1/22/2013	300
Orlando	FL		532,556	940,177	None	None	532,556	940,177	1,472,733	318,061	6/9/2006	12/15/2005	300
Palm Coast	FL		713,370	2,421,133	None	None	713,370	2,421,133	3,134,503	189,655		1/22/2013	300
Plantation	FL	1,284,678	1,160,000	1,049,443	None	None	1,160,000	1,049,443	2,209,443	40,229		1/31/2014	300
Pompano Beach	FL		1,563,202	2,354,641	None	None	1,563,202	2,354,641	3,917,843	184,447		1/22/2013	300
Acworth	GA	1,033,457	650,000	992,950	None	None	650,000	992,950	1,642,950	38,063		1/31/2014	300
Alpharetta	GA	1,588,122	940,000	1,305,410	None	None	940,000	1,305,410	2,245,410	50,041		1/31/2014	300
Hinesville	GA		172,611	383,376	48,425	3,796	172,611	435,597	608,208	395,533		12/22/1987	300
Coeur D Alene	ID		165,900	368,468	None	None	165,900	368,468	534,368	368,468		9/21/1987	300
Carpentersville	IL	1,391,600	1,752,080	-	None	None	1,752,080	-	1,752,080	-		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Montgomery	IL	1,195,600	1,636,238	-	None	None	1,636,238	-	1,636,238	-		1/22/2013	300
Northlake	IL	1,705,200	1,461,799	-	None	None	1,461,799	-	1,461,799	-		1/22/2013	300
Oak Lawn	IL		2,052,944	2,383,995	None	None	2,052,944	2,383,995	4,436,939	186,746		1/22/2013	300
Schaumburg	IL	1,607,200	3,252,143	-	None	None	3,252,143	-	3,252,143	-		1/22/2013	300
Stickney	IL		743,660	1,363,377	None	None	743,660	1,363,377	2,107,037	106,798		1/22/2013	300
Brockton	MA		229,846	741,196	None	None	229,846	741,196	971,042	58,060		1/22/2013	300
Centerville	MA		378,555	1,220,743	None	None	378,555	1,220,743	1,599,298	95,625		1/22/2013	300
Chatham	MA		513,702	1,656,556	None	None	513,702	1,656,556	2,170,258	129,764		1/22/2013	300
Duxbury	MA		411,113	1,325,735	None	None	411,113	1,325,735	1,736,848	103,849		1/22/2013	300
Hanover	MA		434,396	1,400,817	None	None	434,396	1,400,817	1,835,213	109,731		1/22/2013	300
Hull	MA		242,499	781,996	None	None	242,499	781,996	1,024,495	61,256		1/22/2013	300
Hyannis	MA		830,700	2,678,796	None	None	830,700	2,678,796	3,509,496	209,839		1/22/2013	300
Middleborough	MA		1,225,841	3,953,025	None	None	1,225,841	3,953,025	5,178,866	309,654		1/22/2013	300
Middleborough	MA		625,848	724,941	None	None	625,848	724,941	1,350,789	56,787		1/22/2013	300
Orleans	MA		496,997	1,602,690	None	None	496,997	1,602,690	2,099,687	125,544		1/22/2013	300
Pembroke	MA		520,463	1,678,359	None	None	520,463	1,678,359	2,198,822	131,471		1/22/2013	300
Plymouth	MA		555,446	7,109,710	None	None	555,446	7,109,710	7,665,156	556,927		1/22/2013	300
Quincy	MA		289,121	539,719	50,595	15,595	289,121	605,909	895,030	174,359		8/30/2007	300
Randolph	MA		530,316	1,710,132	None	None	530,316	1,710,132	2,240,448	133,960		1/22/2013	300
Rockland	MA		1,341,048	6,112,682	None	None	1,341,048	6,112,682	7,453,730	478,827		1/22/2013	300
Scituate	MA		403,299	1,300,535	None	None	403,299	1,300,535	1,703,834	101,875		1/22/2013	300
South Yarmouth	MA		477,020	1,538,269	None	None	477,020	1,538,269	2,015,289	120,498		1/22/2013	300
West Dennis	MA		1,065,353	898,827	None	None	1,065,353	898,827	1,964,180	70,408		1/22/2013	300
Blue Springs	MO		222,569	494,333	None	None	222,569	494,333	716,902	494,333		7/31/1989	300
Wilmington	NC	1,049,683	470,000	995,035	None	None	470,000	995,035	1,465,035	38,143		1/31/2014	300
Bloomfield	NJ		392,983	1,267,269	None	None	392,983	1,267,269	1,660,252	99,269		1/22/2013	300
Cedar Grove	NJ		409,890	1,321,792	None	None	409,890	1,321,792	1,731,682	103,540		1/22/2013	300
Clementon	NJ		424,795	1,369,857	None	None	424,795	1,369,857	1,794,652	107,305		1/22/2013	300
Dayton	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	95,164		1/22/2013	300
Deptford	NJ		308,425	994,592	None	None	308,425	994,592	1,303,017	77,910		1/22/2013	300
East Brunswick	NJ		445,430	1,436,398	None	None	445,430	1,436,398	1,881,828	112,518		1/22/2013	300
Fairfield	NJ		612,188	1,974,149	None	None	612,188	1,974,149	2,586,337	154,642		1/22/2013	300
Fanwood	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	95,164		1/22/2013	300
Garfield	NJ		372,910	1,202,541	None	None	372,910	1,202,541	1,575,451	94,199		1/22/2013	300
Green Brook	NJ		319,003	1,028,702	None	None	319,003	1,028,702	1,347,705	80,582		1/22/2013	300
Haddonfield	NJ		312,763	1,008,581	None	None	312,763	1,008,581	1,321,344	79,006		1/22/2013	300
Kearny	NJ		278,653	898,584	None	None	278,653	898,584	1,177,237	70,389		1/22/2013	300
Mahwah	NJ		253,447	817,302	None	None	253,447	817,302	1,070,749	64,022		1/22/2013	300
Martinsville	NJ		447,368	1,442,647	None	None	447,368	1,442,647	1,890,015	113,007		1/22/2013	300
Millstone Townshi	NJ		270,310	871,681	None	None	270,310	871,681	1,141,991	68,282		1/22/2013	300
Mountain Lakes	NJ		531,890	887,417	None	None	531,890	887,417	1,419,307	69,514		1/22/2013	300
Northvale	NJ		259,002	835,217	None	None	259,002	835,217	1,094,219	65,425		1/22/2013	300
Orange	NJ		450,522	1,452,819	None	None	450,522	1,452,819	1,903,341	113,804		1/22/2013	300
Parlin	NJ		345,431	1,113,926	None	None	345,431	1,113,926	1,459,357	87,258		1/22/2013	300
Paterson	NJ		122,722	395,747	None	None	122,722	395,747	518,469	31,000		1/22/2013	300
Paterson	NJ		469,318	639,560	None	None	469,318	639,560	1,108,878	50,099		1/22/2013	300
Pompton Plains	NJ		226,298	729,755	None	None	226,298	729,755	956,053	57,164		1/22/2013	300
Raritan	NJ		370,127	1,193,564	None	None	370,127	1,193,564	1,563,691	93,496		1/22/2013	300
Somerville	NJ		376,597	1,214,429	None	None	376,597	1,214,429	1,591,026	95,130		1/22/2013	300
Tenafly	NJ		463,499	1,494,667	None	None	463,499	1,494,667	1,958,166	117,082		1/22/2013	300
Trenton	NJ		459,146	1,480,629	None	None	459,146	1,480,629	1,939,775	115,983		1/22/2013	300
Vineland	NJ		236,628	763,064	None	None	236,628	763,064	999,692	59,773		1/22/2013	300
West Orange	NJ		174,486	562,673	None	None	174,486	562,673	737,159	44,076		1/22/2013	300
West Orange	NJ		259,916	838,164	None	None	259,916	838,164	1,098,080	65,656		1/22/2013	300
Westwood	NJ		205,094	661,375	None	None	205,094	661,375	866,469	51,808		1/22/2013	300
Woodland Park	NJ		206,695	666,539	None	None	206,695	666,539	873,234	52,212		1/22/2013	300
Albuquerque	NM		80,500	178,794	8,003	None	80,500	186,797	267,297	184,296		10/29/1987	300
Santa Fe	NM		70,000	155,473	None	None	70,000	155,473	225,473	155,473		10/29/1987	300
Stony Point	NY	1,404,100	950,455	2,963,243	None	None	950,455	2,963,243	3,913,698	232,121		1/22/2013	300
Beachwood	OH	1,125,779	980,000	1,062,628	None	None	980,000	1,062,628	2,042,628	40,734		1/31/2014	300
Columbus	OH		214,737	85,425	25,900	5,335	214,737	116,660	331,397	52,335		9/17/2004	300
Dublin	OH		2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	2,585,022		3/31/2011	300
Euclid	OH	602,664	130,000	1,027,248	None	None	130,000	1,027,248	1,157,248	39,378		1/31/2014	300
Groveport	OH		277,198	445,497	17,437	11,520	277,198	474,454	751,652	346,559		12/21/1995	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Mentor	OH	906,161	350,000	1,276,241	None	None	350,000	1,276,241	1,626,241	48,923		1/31/2014	300
Milford	OH		353,324	269,997	(15,631)	8,576	314,484	301,782	616,266	189,994		9/18/1997	300
Pepper Pike	OH	846,354	530,000	865,808	None	None	530,000	865,808	1,395,808	33,189		1/31/2014	300
Shaker Heights	OH	916,602	650,000	792,759	None	None	650,000	792,759	1,442,759	30,389		1/31/2014	300
West Chester	OH		618,270	1,055,888	None	None	618,270	1,055,888	1,674,158	82,711		1/22/2013	300
Ambler	PA		1,374,943	4,862,810	None	None	1,374,943	4,862,810	6,237,753	380,920		1/22/2013	300
Blairsville	PA		297,140	958,202	None	None	297,140	958,202	1,255,342	75,059		1/22/2013	300
Clarks Summit	PA		165,407	533,394	None	None	165,407	533,394	698,801	41,783		1/22/2013	300
Dillsburg	PA		157,114	506,653	None	None	157,114	506,653	663,767	39,688		1/22/2013	300
Harleysville	PA		1,486,141	16,590,526	None	None	1,486,141	16,590,526	18,076,667	1,299,591		1/22/2013	300
Lansdale	PA		582,679	1,878,990	None	None	582,679	1,878,990	2,461,669	147,188		1/22/2013	300
Lansford	PA		724,643	2,336,788	None	None	724,643	2,336,788	3,061,431	183,048		1/22/2013	300
Lehighton	PA		353,743	1,140,729	None	None	353,743	1,140,729	1,494,472	89,357		1/22/2013	300
Limerick	PA		1,198,208	1,141,397	None	None	1,198,208	1,141,397	2,339,605	89,409		1/22/2013	300
Media	PA		93,870	302,705	None	None	93,870	302,705	396,575	23,712		1/22/2013	300
Media	PA		312,084	1,006,391	None	None	312,084	1,006,391	1,318,475	78,834		1/22/2013	300
North Wales	PA		658,040	2,122,012	None	None	658,040	2,122,012	2,780,052	166,224		1/22/2013	300
Palmerton	PA		1,152,944	3,717,949	None	None	1,152,944	3,717,949	4,870,893	291,239		1/22/2013	300
Philadelphia	PA		680,814	938,913	None	None	680,814	938,913	1,619,727	73,548		1/22/2013	300
Philadelphia	PA		287,110	925,857	None	None	287,110	925,857	1,212,967	72,525		1/22/2013	300
Philadelphia	PA		300,032	967,528	None	None	300,032	967,528	1,267,560	75,790		1/22/2013	300
Philadelphia	PA		200,022	645,020	None	None	200,022	645,020	845,042	50,527		1/22/2013	300
Philadelphia	PA		130,580	421,086	None	None	130,580	421,086	551,666	32,985		1/22/2013	300
Philadelphia	PA		270,560	872,488	None	None	270,560	872,488	1,143,048	68,345		1/22/2013	300
Pittsburgh	PA		203,808	657,230	None	None	203,808	657,230	861,038	51,483		1/22/2013	300
Sellersville	PA		436,843	1,408,706	None	None	436,843	1,408,706	1,845,549	110,349		1/22/2013	300
Skippack	PA		484,437	1,562,185	None	None	484,437	1,562,185	2,046,622	122,371		1/22/2013	300
Slatington	PA		467,608	1,507,917	None	None	467,608	1,507,917	1,975,525	118,120		1/22/2013	300
Slatington	PA		1,331,882	4,294,979	None	None	1,331,882	4,294,979	5,626,861	336,440		1/22/2013	300
Somerset	PA		369,856	1,192,691	None	None	369,856	1,192,691	1,562,547	93,427		1/22/2013	300
Summit Hill	PA		94,816	2,266,101	None	None	94,816	2,266,101	2,360,917	177,511		1/22/2013	300
Swarthmore	PA		165,423	533,447	None	None	165,423	533,447	698,870	41,787		1/22/2013	300
Tannersville	PA		277,284	894,170	None	None	277,284	894,170	1,171,454	70,043		1/22/2013	300
Walnutport	PA		1,068,012	1,437,132	None	None	1,068,012	1,437,132	2,505,144	112,575		1/22/2013	300
Warren	PA		253,725	818,198	None	None	253,725	818,198	1,071,923	64,092		1/22/2013	300
Wyomissing	PA		553,724	1,785,618	None	None	553,724	1,785,618	2,339,342	139,873		1/22/2013	300
Mount Pleasant	SC	13,800,000	10,803,051	25,511,279	None	None	10,803,051	25,511,279	36,314,330	1,427,417		1/22/2013	420
Lubbock	TX		49,000	108,831	42,051	6,264	49,000	157,146	206,146	130,014		10/29/1987	300
Pasadena	TX		385,199	716,468	None	None	385,199	716,468	1,101,667	197,029		2/1/2008	300
Madison	WI		154,375	287,794	None	None	154,375	287,794	442,169	79,143		2/1/2008	300
Milwaukee	WI		265,985	495,071	None	None	265,985	495,071	761,056	136,145		2/1/2008	300

Food processing
Cedar Rapids	IA	29,307,500	1,784,980	36,815,951	None	None	1,784,980	36,815,951	38,600,931	3,374,795		9/26/2012	300
Saint Louis	MO		3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	4,527,087		7/13/2011	300
Weldon Springs	MO		3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	2,051,091		4/1/2011	300
Omaha	NE		2,022,114	24,664,964	None	None	2,022,114	24,664,964	26,687,078	1,380,063		1/22/2013	420
York	NE		450,000	7,442,416	None	None	450,000	7,442,416	7,892,416	221,795		12/13/2013	420
Oklahoma City	OK		201,507	1,828,803	None	None	201,507	1,828,803	2,030,310	102,326		1/22/2013	420
Memphis	TN	6,671,405	1,568,476	13,510,652	41,581	None	1,568,476	13,552,233	15,120,709	750,717		12/20/2012	420
Weslaco	TX		207,384	1,882,135	None	None	207,384	1,882,135	2,089,519	105,310		1/22/2013	420

General merchandise
Demopolis	AL	1,300,640	658,601	2,140,452	14,135	None	658,601	2,154,587	2,813,188	171,484		1/22/2013	300
Batesville	AR		360,000	1,839,677	None	None	360,000	1,839,677	2,199,677	119,579		5/23/2013	300
Blytheville	AR	5,809,800	772,319	15,370,177	None	None	772,319	15,370,177	16,142,496	1,203,997		1/22/2013	300
Coolidge	AZ		373,693	1,909,652	None	None	373,693	1,909,652	2,283,345	3,183		12/11/2014	300
Douglas	AZ		320,000	2,812,308	None	None	320,000	2,812,308	3,132,308	32,810		9/24/2014	300
Sonora	CA	2,886,485	1,199,554	3,898,549	None	None	1,199,554	3,898,549	5,098,103	305,386		1/22/2013	300
Tustin	CA		10,530,000	9,883,431	None	None	10,530,000	9,883,431	20,413,431	148,251		8/19/2014	300
Canon City	CO		339,045	630,531	None	46	339,045	630,577	969,622	204,923		11/2/2006	300
Monte Vista	CO		47,652	582,159	None	46	47,652	582,205	629,857	373,566		12/23/1998	300
Pawcatuck	CT		1,090,816	3,545,153	13,565	None	1,090,816	3,558,718	4,649,534	282,084		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Orange Park	FL		478,314	618,348	163,348	27,981	478,314	809,677	1,287,991	480,920		12/31/1998	300
Madison	GA		597,637	1,942,320	20,582	None	597,637	1,962,902	2,560,539	157,282		1/22/2013	300
Clarinda	IA		439,267	816,010	None	None	439,267	816,010	1,255,277	281,524		5/25/2006	300
Garnett	KS		59,690	518,121	None	None	59,690	518,121	577,811	332,475		12/23/1998	300
Hillsboro	KS		335,292	622,914	None	None	335,292	622,914	958,206	214,905		5/25/2006	300
Phillipsburg	KS		423,725	787,146	None	None	423,725	787,146	1,210,871	271,566		5/25/2006	300
Lawrenceburg	KY		131,562	672,312	None	None	131,562	672,312	803,874	1,121		12/12/2014	300
Maysville	KY		1,030,000	1,440,622	None	None	1,030,000	1,440,622	2,470,622	93,640		5/28/2013	300
Mansura	LA	1,435,525	557,316	1,811,276	11,163	None	557,316	1,822,439	2,379,755	145,488		1/22/2013	300
Oakland	MD		970,000	2,653,246	None	None	970,000	2,653,246	3,623,246	4,422		12/4/2014	300
Calais	ME		440,000	2,236,794	None	None	440,000	2,236,794	2,676,794	26,096		9/26/2014	300
Kalamazoo	MI		-	2,547,854	14,000	None	-	2,561,854	2,561,854	203,172		1/22/2013	300
St John’s	MI		350,000	2,294,397	None	None	350,000	2,294,397	2,644,397	3,824		12/12/2014	300
Stevensville	MI		404,904	2,547,727	None	None	404,904	2,547,727	2,952,631	29,723		9/26/2014	300
Caledonia	MN		89,723	559,300	None	None	89,723	559,300	649,023	358,901		12/23/1998	300
Long Prairie	MN		88,892	553,997	None	46	88,892	554,043	642,935	355,497		12/23/1998	300
Paynesville	MN		49,483	525,406	None	None	49,483	525,406	574,889	337,150		12/23/1998	300
Spring Valley	MN		69,785	579,238	None	46	69,785	579,284	649,069	371,696		12/23/1998	300
Warroad	MN		70,000	580,000	None	46	70,000	580,046	650,046	372,167		12/23/1998	300
Independence	MO		210,643	467,844	None	127	210,643	467,971	678,614	467,879		7/31/1989	300
Kansas City	MO		210,070	466,571	None	None	210,070	466,571	676,641	466,571		5/13/1988	300
Kansas City	MO		168,350	373,910	None	None	168,350	373,910	542,260	373,910		5/26/1988	300
Willow Springs	MO		416,494	773,718	None	None	416,494	773,718	1,190,212	266,933		5/25/2006	300
Corinth	MS		387,489	1,749,157	None	None	387,489	1,749,157	2,136,646	72,882		12/4/2013	300
Ridgeland	MS		281,867	769,890	6,265	19,476	281,867	795,631	1,077,498	546,275		6/27/1997	300
Greensboro	NC		658,452	2,972,306	None	None	658,452	2,972,306	3,630,758	14,862		11/17/2014	300
Raleigh	NC		484,913	2,188,937	None	None	484,913	2,188,937	2,673,850	69,316		3/11/2014	300
Mayville	ND		59,333	565,562	None	46	59,333	565,608	624,941	362,934		12/23/1998	300
Ainsworth	NE		362,675	673,768	None	94	362,675	673,862	1,036,537	232,452		5/25/2006	300
Imperial	NE		388,599	721,914	None	None	388,599	721,914	1,110,513	246,654		6/28/2006	300
Bloomfield	NM		59,559	616,252	None	46	59,559	616,298	675,857	395,443		12/23/1998	300
Clovis	NM		50,000	918,965	None	None	50,000	918,965	968,965	19,911		6/30/2014	300
Pickerington	OH		317,010	1,431,011	None	None	317,010	1,431,011	1,748,021	31,005		6/12/2014	300
Milwaukie	OR		180,250	400,336	49,088	58	180,250	449,482	629,732	428,991		8/6/1987	300
Dubois	PA	1,407,900	682,202	2,217,155	10,440	None	682,202	2,227,595	2,909,797	175,113		1/22/2013	300
Ebensburg	PA		581,699	16,421,564	None	None	581,699	16,421,564	17,003,263	1,286,356		1/22/2013	300
Elizabethville	PA	1,309,100	691,197	2,246,390	5,000	None	691,197	2,251,390	2,942,587	177,686		1/22/2013	300
Mansfield	PA	1,309,100	759,190	2,467,367	3,651	None	759,190	2,471,018	3,230,208	194,127		1/22/2013	300
Providence	RI	14,900,000	2,550,000	21,717,123	5,161	None	2,550,000	21,722,284	24,272,284	597,416		1/31/2014	420
Florence	SC		712,114	2,314,371	13,000	None	712,114	2,327,371	3,039,485	185,418		1/22/2013	300
Athens	TN		290,000	1,948,179	None	None	290,000	1,948,179	2,238,179	29,223		8/18/2014	300
Memphis	TN		197,708	507,647	17,670	23,118	197,708	548,435	746,143	360,658		9/30/1998	300
Coleman	TX		243,060	451,661	None	None	243,060	451,661	694,721	155,823		5/25/2006	300
Colorado City	TX		92,535	505,276	None	46	92,535	505,322	597,857	324,233		12/23/1998	300
Devine	TX		212,408	394,735	None	None	212,408	394,735	607,143	136,183		5/25/2006	300
New Boston	TX	1,271,080	564,285	1,833,926	25,360	None	564,285	1,859,286	2,423,571	151,293		1/22/2013	300
Orange	TX		492,842	2,224,730	None	None	492,842	2,224,730	2,717,572	92,697		12/20/2013	300
Presidio	TX		407,657	757,362	None	None	407,657	757,362	1,165,019	261,290		5/25/2006	300
Winnsboro	TX		79,280	1,299,056	None	46	79,280	1,299,102	1,378,382	422,384	10/19/2006	9/7/2006	300
Yoakum	TX		390,147	724,821	None	46	390,147	724,867	1,115,014	250,064		5/25/2006	300
Puyallup	WA		173,250	384,795	None	22,814	173,250	407,609	580,859	401,335		9/15/1987	300
Redmond	WA		196,000	435,317	42,356	29,168	196,000	506,841	702,841	466,524		9/17/1987	300
Tacoma	WA		189,000	419,777	None	19,146	189,000	438,923	627,923	433,817		8/25/1987	300
Green Bay	WI		1,510,000	5,852,883	None	None	1,510,000	5,852,883	7,362,883	360,928		6/25/2013	300
Sussex	WI		650,000	7,106,415	None	None	650,000	7,106,415	7,756,415	438,229		6/25/2013	300
Lewisburg	WV	1,407,900	772,945	2,512,071	2,500	None	772,945	2,514,571	3,287,516	197,039		1/22/2013	300

Government services
Sierra Vista	AZ		368,655	9,028,151	245,234	None	368,655	9,273,385	9,642,040	528,718		1/22/2013	420
El Centro	CA		520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	462,682		9/17/2009	300
Redding	CA		675,805	20,005,327	188,619	None	675,805	20,193,946	20,869,751	1,139,657		1/22/2013	420
Colorado Springs	CO		672,578	9,520,731	332,235	None	672,578	9,852,966	10,525,544	567,347		1/22/2013	420
New Port Richey	FL		779,626	9,386,180	68,959	None	779,626	9,455,139	10,234,765	534,599		1/22/2013	420

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sioux City	IA		77,340	4,538,558	13,775	None	77,340	4,552,333	4,629,673	256,753		1/22/2013	420
Caldwell	ID		666,412	2,891,593	7,400	None	666,412	2,898,993	3,565,405	164,027		1/22/2013	420
Minneapolis	MN		1,045,866	8,587,804	None	None	1,045,866	8,587,804	9,633,670	480,508		1/22/2013	420
Malone	NY		823,630	9,270,887	None	None	823,630	9,270,887	10,094,517	518,728		1/22/2013	420
Knoxville	TN		760,745	8,994,542	8,530	None	760,745	9,003,072	9,763,817	504,670		1/22/2013	420
Brownsville	TX		320,661	6,564,200	None	None	320,661	6,564,200	6,884,861	367,283		1/22/2013	420
Dallas	TX		399,222	9,540,572	4,139	None	399,222	9,544,711	9,943,933	534,167		1/22/2013	420
Eagle Pass	TX		146,259	1,880,444	43,307	None	146,259	1,923,751	2,070,010	107,942		1/22/2013	420
Eagle Pass	TX		68,097	708,427	None	None	68,097	708,427	776,524	39,638		1/22/2013	420
Paris	TX		274,223	5,385,490	1,750	None	274,223	5,387,240	5,661,463	301,346		1/22/2013	420
Parkersburg	WV		494,436	12,703,842	13,426	None	494,436	12,717,268	13,211,704	714,206		1/22/2013	420

Grocery stores
Mesa	AZ		807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	182,401		12/21/2011	300
Phoenix	AZ		664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	150,212		12/21/2011	300
Phoenix	AZ		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	123,389		12/21/2011	300
Yuma	AZ		783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	177,036		12/21/2011	300
Buena Park	CA		2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	482,825		12/21/2011	300
Burbank	CA		2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	495,700		12/21/2011	300
Carson	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	214,589		12/21/2011	300
Chula Vista	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	236,048		12/21/2011	300
Cloverdale	CA		1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	1,262,553		9/30/2003	300
El Centro	CA		394,903	733,392	None	None	394,903	733,392	1,128,295	89,229		12/21/2011	300
Fortuna	CA		1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	998,322		9/30/2003	300
Glendale	CA		3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	739,044		12/21/2011	300
Hanford	CA		1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	278,966		12/21/2011	300
Inglewood	CA		1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	375,531		12/21/2011	300
Los Angeles	CA		712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	160,942		12/21/2011	300
Los Angeles	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	321,883		12/21/2011	300
Los Angeles	CA		1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	356,218		12/21/2011	300
Los Angeles	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	370,166		12/21/2011	300
Los Angeles	CA		1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	450,637		12/21/2011	300
Los Angeles	CA		3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	702,963		12/21/2011	300
Monrovia	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	257,507		12/21/2011	300
North Hollywood	CA		4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	912,003		12/21/2011	300
Oakland	CA		2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	536,472		12/21/2011	300
Pacoima	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	214,589		12/21/2011	300
Pasadena	CA		2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	477,460		12/21/2011	300
Redlands	CA		1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	268,236		12/21/2011	300
Redondo Beach	CA		1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	295,244		12/21/2011	300
Redwood City	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	370,166		12/21/2011	300
Riverside	CA		1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	241,413		12/21/2011	300
Sacramento	CA		759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	171,671		12/21/2011	300
Sacramento	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	257,507		12/21/2011	300
Salinas	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	236,048		12/21/2011	300
San Diego	CA		1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	369,056		12/21/2011	300
Stockton	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	321,883		12/21/2011	300
Thousand Oaks	CA		2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	456,001		12/21/2011	300
Boulder	CO		426,675	1,199,508	None	79	426,675	1,199,587	1,626,262	1,067,034		1/5/1984	300
Wilmington	DE	4,825,479	1,020,000	5,192,590	None	None	1,020,000	5,192,590	6,212,590	129,815		5/9/2014	300
Brandon	FL		2,570,000	676,996	19,880	154	2,570,000	697,030	3,267,030	117,408		10/22/2010	300
Tampa	FL		2,610,000	5,769,576	34,918	None	2,610,000	5,804,494	8,414,494	985,687		10/22/2010	300
Warsaw	IN		2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	1,477,227		2/9/2007	300
Lawrence	KS	3,315,335	706,512	5,338,974	140	None	706,512	5,339,114	6,045,626	418,247		1/22/2013	300
Wichita	KS		1,672,828	7,617,013	1,539	None	1,672,828	7,618,552	9,291,380	596,961		1/22/2013	300
Portland	ME		-	6,357,617	None	None	-	6,357,617	6,357,617	498,013		1/22/2013	300
Aurora	MO		440,000	3,398,717	None	None	440,000	3,398,717	3,838,717	16,994		11/17/2014	300
Festus	MO		1,120,000	5,163,355	1,000	None	1,120,000	5,164,355	6,284,355	198,020		1/31/2014	300
Republic	MO		930,000	3,036,180	None	None	930,000	3,036,180	3,966,180	15,181		11/17/2014	300
Springfield	MO		1,169,979	3,215,047	None	None	1,169,979	3,215,047	4,385,026	16,075		11/17/2014	300
Springfield	MO		1,635,740	4,494,938	None	None	1,635,740	4,494,938	6,130,678	22,475		11/17/2014	300
St Louis	MO		1,150,000	4,580,300	None	None	1,150,000	4,580,300	5,730,300	175,578		1/31/2014	300
St Louis	MO		890,000	5,765,303	None	None	890,000	5,765,303	6,655,303	221,003		1/31/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Reno	NV		456,000	562,344	19,733	334	456,000	582,411	1,038,411	575,011		5/26/1988	300
Reno	NV		721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	162,994		12/21/2011	300
Canandaigua	NY		757,160	13,354,409	None	None	757,160	13,354,409	14,111,569	1,046,095		1/22/2013	300
Nanuet	NY	10,800,000	3,149,527	20,960,357	None	None	3,149,527	20,960,357	24,109,884	1,641,895		1/22/2013	300
Seaford	NY	13,806,243	6,180,000	6,058,740	None	None	6,180,000	6,058,740	12,238,740	151,469		5/9/2014	300
Bartlesville	OK		1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	265,305		10/22/2010	300
Norman	OK		1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	320,315		10/22/2010	300
Norman	OK		3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	416,678		10/22/2010	300
Stillwater	OK		2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	416,518		10/22/2010	300
Tulsa	OK		1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	34,338		10/22/2010	300
Tulsa	OK		2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	126,857		10/22/2010	300
Tulsa	OK		3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	587,123		10/22/2010	300
Central Point	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	704,739		9/30/2003	300
Pendleton	OR		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	123,389		12/21/2011	300
Phoenix	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	704,739		9/30/2003	300
Upper Darby	PA	8,836,277	3,300,000	7,383,261	None	None	3,300,000	7,383,261	10,683,261	184,582		5/9/2014	300
Rapid City	SD		2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	246,684		10/22/2010	300
Colchester	VT	10,944,790	983,640	13,718,577	None	None	983,640	13,718,577	14,702,217	1,074,622		1/22/2013	300
Richland	WA		1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	396,989		12/21/2011	300
Burlington	WI	4,490,000	840,000	6,515,145	None	None	840,000	6,515,145	7,355,145	184,596		4/30/2014	300
Neenah	WI	3,480,000	1,070,000	4,648,820	None	None	1,070,000	4,648,820	5,718,820	131,717		4/30/2014	300

Health and fitness
Phoenix	AZ		2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,760,639	6/6/2002	6/26/2001	300
Phoenix	AZ		2,100,000	6,556,549	None	None	2,100,000	6,556,549	8,656,549	614,096	3/20/2012	6/29/2011	300
Antioch	CA		5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	1,314,316		9/21/2011	300
Bakersfield	CA		2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	618,681		9/21/2011	300
Bakersfield	CA		3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	797,376		9/21/2011	300
Carmichael	CA		812,570	3,467,558	None	None	812,570	3,467,558	4,280,128	190,716		8/30/2013	300
Carmichael	CA		755,676	3,224,770	None	None	755,676	3,224,770	3,980,446	177,362		8/30/2013	300
Ceres	CA		2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	524,687		9/21/2011	300
Chula Vista	CA		4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	1,504,344		3/30/2010	300
Diamond Bar	CA		3,038,879	5,494,141	None	882	3,038,879	5,495,023	8,533,902	2,784,522	3/21/2000	9/29/1998	300
Elk Grove	CA		2,570,000	10,206,994	None	None	2,570,000	10,206,994	12,776,994	527,361		9/27/2013	300
Fairfield	CA		836,500	2,053,626	None	None	836,500	2,053,626	2,890,126	137,226		10/3/2012	300
Folsom	CA		1,290,000	13,537,029	None	None	1,290,000	13,537,029	14,827,029	744,537		8/30/2013	300
Los Banos	CA		1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	337,038		9/21/2011	300
McClellan	CA		396,459	1,691,850	None	None	396,459	1,691,850	2,088,309	93,052		8/30/2013	300
Merced	CA		910,000	2,440,255	None	None	910,000	2,440,255	3,350,255	149,285		10/3/2012	300
Norco	CA		1,247,243	4,907,430	None	130	1,247,243	4,907,560	6,154,803	2,388,931	12/13/2000	6/29/1999	300
Rancho Cordova	CA		1,040,000	6,791,316	None	None	1,040,000	6,791,316	7,831,316	373,522		8/30/2013	300
Rocklin	CA		1,165,243	4,972,558	None	None	1,165,243	4,972,558	6,137,801	273,491		8/30/2013	300
Roseville	CA		1,970,000	7,754,651	115,702	None	1,970,000	7,870,353	9,840,353	402,470		9/27/2013	300
Sacramento	CA		449,230	1,917,043	None	None	449,230	1,917,043	2,366,273	105,437		8/30/2013	300
Sacramento	CA		2,400,000	14,079,539	None	None	2,400,000	14,079,539	16,479,539	727,443		9/30/2013	300
Shingle Springs	CA		1,575,000	3,675,173	None	None	1,575,000	3,675,173	5,250,173	258,376		10/3/2012	300
Stockton	CA		2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	567,403		9/21/2011	300
Stockton	CA		1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	391,839		9/21/2011	300
Stockton	CA		509,091	945,454	None	None	509,091	945,454	1,454,545	86,667		9/28/2012	300
Tracy	CA		556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	136,177		9/21/2011	300
Tracy	CA		3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	789,543		9/21/2011	300
Vacaville	CA		1,575,000	3,675,161	None	None	1,575,000	3,675,161	5,250,161	258,376		10/3/2012	300
Vallejo	CA		756,000	3,404,220	None	None	756,000	3,404,220	4,160,220	124,021		10/3/2012	300
South Windsor	CT	5,845,890	1,410,000	8,239,228	None	None	1,410,000	8,239,228	9,649,228	178,517		6/27/2014	300
Casselberry	FL		1,979,598	8,256,394	40,863	167,804	1,979,598	8,465,061	10,444,659	4,722,211	12/30/2003	5/31/1995	300
Hialeah	FL		2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	1,218,756		3/26/2007	300
Miami	FL		3,115,101	5,670,715	None	106	3,115,101	5,670,821	8,785,922	2,723,783	5/19/2000	6/7/1999	300
Oakland Park	FL		2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	1,091,110	7/6/2001	3/27/2001	300
Orlando	FL		2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,674,613	8/7/2003	11/26/2002	300
Pembroke Pines	FL		1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	2,473,078	12/11/2000	10/1/1999	300
Stuart	FL		1,150,000	8,258,878	None	None	1,150,000	8,258,878	9,408,878	509,297		6/28/2013	300
Sunrise	FL		2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	606,317		10/22/2010	300
Conyers	GA		1,200,000	7,835,546	None	None	1,200,000	7,835,546	9,035,546	274,244		2/27/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Morrow	GA		1,680,000	4,701,461	None	None	1,680,000	4,701,461	6,381,461	54,850		9/30/2014	300
Alsip	IL		2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	1,102,681		12/30/2009	300
Bolingbrook	IL		3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	2,307,413	10/26/2007	1/24/2007	300
Glendale Heights	IL		1,963,770	10,038,516	None	None	1,963,770	10,038,516	12,002,286	897,107	4/1/2014	3/26/2007	300
Lansing	IL		460,000	6,648,839	None	None	460,000	6,648,839	7,108,839	277,035		12/12/2013	300
Waukegan	IL		2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	1,109,321		12/30/2009	300
Carmel	IN		3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	1,308,125		3/29/2010	300
Indianapolis	IN		3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	2,137,579	3/20/2007	8/3/2006	300
Southport	IN		2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	2,078,743	12/20/2007	6/8/2007	300
Florence	KY		2,560,000	8,523,096	None	None	2,560,000	8,523,096	11,083,096	724,463		11/30/2012	300
Louisville	KY	9,726,536	1,480,000	13,081,657	21,215	None	1,480,000	13,102,872	14,582,872	981,566		2/1/2013	300
Woburn	MA		3,930,000	6,125,110	None	None	3,930,000	6,125,110	10,055,110	398,132		5/22/2013	300
Nottingham	MD		3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	1,768,779		3/26/2007	300
Roseville	MN		3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	2,436,896	6/5/2008	4/18/2007	300
Charlotte	NC		2,420,000	7,649,004	None	None	2,420,000	7,649,004	10,069,004	293,212		1/29/2014	300
Omaha	NE		1,130,000	10,814,154	None	None	1,130,000	10,814,154	11,944,154	414,543		1/29/2014	300
East Brunswick	NJ		1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	968,281		2/16/2007	300
Yonkers	NY		1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	862,036		3/26/2007	300
Beachwood	OH		1,504,354	2,794,305	59,730	396	1,504,354	2,854,431	4,358,785	883,850		2/16/2007	300
Columbus	OH		-	6,891,202	None	None	-	6,891,202	6,891,202	523,202		11/30/2012	300
Columbus	OH	7,462,535	-	11,662,219	17,454	None	-	11,679,673	11,679,673	875,939		2/1/2013	300
Columbus	OH		-	7,517,501	None	None	-	7,517,501	7,517,501	463,579		6/28/2013	300
Hilliard	OH	8,306,437	1,010,000	10,307,569	None	None	1,010,000	10,307,569	11,317,569	773,068		2/1/2013	300
Maumee	OH		1,390,000	10,042,422	None	None	1,390,000	10,042,422	11,432,422	384,960		1/29/2014	300
Powell	OH		1,110,000	8,659,894	None	None	1,110,000	8,659,894	9,769,894	736,091		11/30/2012	300
Toledo	OH		620,000	10,933,936	None	None	620,000	10,933,936	11,553,936	419,134		1/29/2014	300
West Chester	OH	6,573,572	1,670,000	7,738,611	None	None	1,670,000	7,738,611	9,408,611	580,396		2/22/2013	300
Philadelphia	PA		2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	1,319,448		2/16/2007	300
Pittsburgh	PA		4,420,799	5,543,009	None	None	4,420,799	5,543,009	9,963,808	673,300	9/1/2011	1/12/2011	300
Cypress	TX		1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	1,946,322	5/15/2006	9/14/2005	300
Dallas	TX		5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	2,177,713	8/4/2006	11/9/2005	300
Fort Worth	TX		1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	3,075,864	6/2/2000	6/30/1999	300
Keller	TX		1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	2,087,632	9/8/2005	12/16/2004	300
McKinney	TX		1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	2,140,976	12/7/2005	4/20/2005	300
Plano	TX		3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	2,091,024	12/6/2005	4/22/2005	300
San Antonio	TX		1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	453,084		7/29/2009	300
San Antonio	TX		1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	543,556		7/29/2009	300
Kent	WA		4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	1,530,398		12/21/2009	300

Health care
Enterprise	AL		697,210	2,265,932	None	None	697,210	2,265,932	2,963,142	177,498		1/22/2013	300
Hot Springs	AR	889,200	210,979	2,003,689	None	None	210,979	2,003,689	2,214,668	112,111		1/22/2013	420
Hot Springs	AR	988,000	235,299	2,234,659	None	None	235,299	2,234,659	2,469,958	125,034		1/22/2013	420
Hot Springs	AR	2,494,700	904,597	5,821,180	None	None	904,597	5,821,180	6,725,777	325,709		1/22/2013	420
Apple Valley	CA		486,371	15,383,518	None	None	486,371	15,383,518	15,869,889	714,603		1/22/2013	420
Shasta Lake	CA		390,906	9,754,092	None	None	390,906	9,754,092	10,144,998	545,765		1/22/2013	420
Augusta	GA		526,247	1,710,304	None	None	526,247	1,710,304	2,236,551	133,974		1/22/2013	300
Brunswick	GA		290,369	788,880	36,532	31,150	290,369	856,562	1,146,931	562,352		12/31/1997	300
Valdosta	GA		432,035	1,404,115	None	None	432,035	1,404,115	1,836,150	109,989		1/22/2013	300
Valdosta	GA		413,489	1,343,840	None	None	413,489	1,343,840	1,757,329	105,267		1/22/2013	300
Blackfoot	ID		494,854	1,608,277	None	None	494,854	1,608,277	2,103,131	125,982		1/22/2013	300
New Castle	IN		564,055	1,833,180	None	None	564,055	1,833,180	2,397,235	143,599		1/22/2013	300
Kansas City	KS		521,988	1,696,460	None	None	521,988	1,696,460	2,218,448	132,889		1/22/2013	300
Shreveport	LA	974,965	423,234	1,375,511	None	None	423,234	1,375,511	1,798,745	107,748		1/22/2013	300
Billerica	MA		398,292	740,107	21,044	15,024	398,292	776,175	1,174,467	222,446		11/14/2007	300
Kansas City	MO		340,000	1,523,155	None	None	340,000	1,523,155	1,863,155	63,465		12/20/2013	300
Saint Louis	MO	17,208,774	2,852,903	38,841,562	14,301	None	2,852,903	38,855,863	41,708,766	2,153,932		1/22/2013	420
Saint Louis	MO	11,501,226	4,278,685	19,900,592	None	None	4,278,685	19,900,592	24,179,277	1,113,485		1/22/2013	420
Gulfport	MS		299,464	502,326	166,956	46,809	299,464	716,091	1,015,555	396,057		11/26/1996	300
Wilmington	NC	3,704,640	811,533	5,498,659	None	None	811,533	5,498,659	6,310,192	430,728		1/22/2013	300
Lincoln	NE	1,733,949	707,636	2,299,818	None	None	707,636	2,299,818	3,007,454	180,152		1/22/2013	300
Lakewood	NY		144,859	526,301	98,943	197	144,859	625,441	770,300	423,144		11/26/1996	300
Mount Vernon	OH		726,626	1,351,151	None	22,995	726,626	1,374,146	2,100,772	443,492		11/1/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Okmulgee	OK	679,865	397,605	1,292,216	None	None	397,605	1,292,216	1,689,821	101,224		1/22/2013	300
Sellersville	PA		763,355	2,480,903	None	None	763,355	2,480,903	3,244,258	194,337		1/22/2013	300
Abbeville	SC	814,930	446,204	1,450,164	None	None	446,204	1,450,164	1,896,368	113,596		1/22/2013	300
North Augusta	SC		498,284	1,619,423	None	None	498,284	1,619,423	2,117,707	126,855		1/22/2013	300
Dickson	TN		531,717	1,728,079	None	None	531,717	1,728,079	2,259,796	135,366		1/22/2013	300
Memphis	TN		602,208	1,957,176	None	None	602,208	1,957,176	2,559,384	153,312		1/22/2013	300
Memphis	TN		822,791	2,674,071	None	None	822,791	2,674,071	3,496,862	209,469		1/22/2013	300
Bedford	TX		1,607,524	56,219,108	None	None	1,607,524	56,219,108	57,826,632	3,145,593		1/22/2013	420
Hampton	VA		373,499	836,071	7,601	33,111	373,499	876,783	1,250,282	595,746		12/19/1997	300
Muskego	WI		1,528,232	26,297,695	None	None	1,528,232	26,297,695	27,825,927	1,471,419		1/22/2013	420

Home furnishings
Little Rock	AR		1,079,232	2,594,956	132,816	116	1,079,232	2,727,888	3,807,120	1,773,291		7/21/1998	300
Osceola	AR		88,759	520,047	4,083	None	88,759	524,130	612,889	348,179		6/30/1998	300
Wynne	AR		70,000	547,576	58,039	2,024	70,000	607,639	677,639	383,418	11/10/1998	2/24/1999	300
Jackson	CA		300,000	390,849	6,775	8,785	300,000	406,409	706,409	406,407		5/17/1988	300
Pueblo	CO		371,645	1,207,845	None	None	371,645	1,207,845	1,579,490	94,615		1/22/2013	300
Danbury	CT		643,736	3,621,163	246,420	243,250	643,736	4,110,833	4,754,569	2,628,940		9/30/1997	300
Brandon	FL		430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	675,519		6/26/1998	300
Hudson	FL		397,101	1,290,578	None	None	397,101	1,290,578	1,687,679	101,095		1/22/2013	300
Ocala	FL		339,690	543,504	None	31	339,690	543,535	883,225	394,071		11/26/1996	300
Palm Harbor	FL		364,939	1,186,052	None	None	364,939	1,186,052	1,550,991	92,907		1/22/2013	300
Pensacola	FL		370,809	1,205,128	None	None	370,809	1,205,128	1,575,937	94,402		1/22/2013	300
Spring Hill	FL		370,810	1,205,131	None	None	370,810	1,205,131	1,575,941	94,402		1/22/2013	300
Tampa	FL		685,000	885,624	None	218	685,000	885,842	1,570,842	586,204		6/26/1998	300
Tampa	FL		494,763	767,737	71,880	233	494,763	839,850	1,334,613	564,686		12/31/1998	300
West Palm Beach	FL		347,651	706,081	69,111	233	347,651	775,425	1,123,076	491,139		12/31/1998	300
Rome	GA		254,902	486,812	32,783	84	254,902	519,679	774,581	361,737		11/26/1996	300
Davenport	IA		270,000	930,689	None	337	270,000	931,026	1,201,026	615,835		6/26/1998	300
Joliet	IL		440,000	910,689	None	338	440,000	911,027	1,351,027	602,865		6/26/1998	300
Anderson	IN		180,628	653,162	100,170	179	180,628	753,511	934,139	534,586		11/26/1996	300
Mishawaka	IN		1,070,000	4,276,966	None	None	1,070,000	4,276,966	5,346,966	35,641		10/28/2014	300
Kansas City	KS		185,955	413,014	31,870	8,629	185,955	453,513	639,468	440,168		5/13/1988	300
Wichita	KS		430,000	740,725	None	59	430,000	740,784	1,170,784	490,134		6/26/1998	300
Alexandria	LA		400,000	810,608	None	168	400,000	810,776	1,210,776	536,474		6/26/1998	300
Monroe	LA		450,000	835,608	None	None	450,000	835,608	1,285,608	552,892		6/26/1998	300
Battle Creek	MI		485,000	895,689	None	265	485,000	895,954	1,380,954	592,884		6/26/1998	300
Bay City	MI		397,531	1,291,976	None	None	397,531	1,291,976	1,689,507	101,205		1/22/2013	300
Eden Prairie	MN		500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	670,044		3/1/1999	300
Hattiesburg	MS		300,000	660,608	None	168	300,000	660,776	960,776	437,224		6/26/1998	300
Ridgeland	MS		306,460	995,995	None	None	306,460	995,995	1,302,455	78,020		1/22/2013	300
Asheboro	NC		373,128	1,212,666	None	None	373,128	1,212,666	1,585,794	94,992		1/22/2013	300
Matthews	NC		768,222	843,401	46,414	38,052	768,222	927,867	1,696,089	602,687		12/31/1998	300
Grand Island	NE		455,921	1,481,742	None	None	455,921	1,481,742	1,937,663	116,070		1/22/2013	300
Cortland	NY		448,156	1,456,507	None	None	448,156	1,456,507	1,904,663	114,093		1/22/2013	300
Green Island	NY	9,837,940	1,181,947	20,808,780	16,000	None	1,181,947	20,824,780	22,006,727	1,165,679		1/22/2013	420
Oneonta	NY		354,283	1,151,419	None	None	354,283	1,151,419	1,505,702	90,194		1/22/2013	300
Rotterdam	NY		390,926	1,270,510	None	None	390,926	1,270,510	1,661,436	99,523		1/22/2013	300
Ashtabula	OH		359,857	1,169,537	None	None	359,857	1,169,537	1,529,394	91,614		1/22/2013	300
Dayton	OH		401,723	698,872	13,435	11,200	401,723	723,507	1,125,230	486,896		6/29/1998	300
Kettering	OH		316,341	1,028,109	None	None	316,341	1,028,109	1,344,450	80,535		1/22/2013	300
Lancaster	OH		250,000	830,689	None	89	250,000	830,778	1,080,778	549,720		6/26/1998	300
Piqua	OH		375,833	1,221,457	None	None	375,833	1,221,457	1,597,290	95,681		1/22/2013	300
Altoona	PA		455,000	745,694	None	None	455,000	745,694	1,200,694	493,399		6/26/1998	300
Cranberry	PA		369,761	1,201,723	None	None	369,761	1,201,723	1,571,484	94,135		1/22/2013	300
Erie	PA		510,000	900,689	None	None	510,000	900,689	1,410,689	595,954		6/26/1998	300
Pennsdale	PA		315,000	835,648	None	None	315,000	835,648	1,150,648	552,918		6/26/1998	300
Whitehall	PA		515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	758,842		6/30/1998	300
Columbia	SC		600,000	900,725	None	296	600,000	901,021	1,501,021	596,141		6/26/1998	300
Murrells Inlet	SC		296,236	962,766	None	None	296,236	962,766	1,259,002	75,417		1/22/2013	300
Jackson	TN		381,076	857,261	35,685	17,002	381,076	909,948	1,291,024	627,979		9/26/1997	300
Jackson	TN		380,000	750,608	2,057	94	380,000	752,759	1,132,759	496,930		6/26/1998	300
Memphis	TN		804,262	1,432,520	56,623	160	804,262	1,489,303	2,293,565	1,027,904		6/30/1997	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Abilene	TX		400,000	680,616	None	None	400,000	680,616	1,080,616	450,339		6/26/1998	300
Amarillo	TX		140,000	419,734	6,413	None	140,000	426,147	566,147	420,028		9/12/1988	300
Plainview	TX		125,000	734,558	40,000	49	125,000	774,607	899,607	541,232		1/24/1984	300
San Antonio	TX		323,451	637,991	47,914	None	323,451	685,905	1,009,356	457,276		12/31/1998	300
Victoria	TX		291,380	946,984	None	None	291,380	946,984	1,238,364	74,180		1/22/2013	300
Webster	TX		283,604	538,002	2,470	186	283,604	540,658	824,262	379,775		6/13/1997	300
Pasco	WA		161,700	359,142	56,707	14,444	161,700	430,293	591,993	414,343		8/18/1987	300
Eau Claire	WI		260,000	820,689	None	211	260,000	820,900	1,080,900	543,126		6/26/1998	300
La Crosse	WI		372,883	877,812	None	250	372,883	878,062	1,250,945	580,943		6/26/1998	300

Home improvement
Kenai	AK		2,350,000	5,400,025	None	None	2,350,000	5,400,025	7,750,025	81,000		8/19/2014	300
Tucson	AZ		4,170,000	14,213,818	None	None	4,170,000	14,213,818	18,383,818	307,966		6/19/2014	300
Tucson	AZ	6,995,309	4,280,000	15,094,661	None	None	4,280,000	15,094,661	19,374,661	226,420		8/7/2014	300
Lawndale	CA		667,007	1,238,841	None	49	667,007	1,238,890	1,905,897	794,935		12/31/1998	300
Los Angeles	CA		163,668	304,097	None	49	163,668	304,146	467,814	195,140		12/31/1998	300
Morgan Hill	CA		5,100,000	7,219,244	None	None	5,100,000	7,219,244	12,319,244	156,417		6/19/2014	300
Van Nuys	CA		750,293	1,393,545	None	49	750,293	1,393,594	2,143,887	894,203		12/31/1998	300
Greenwood Village	CO		9,700,000	13,352,870	None	None	9,700,000	13,352,870	23,052,870	289,312		6/19/2014	300
Augusta	GA		2,701,584	18,072,555	158,739	None	2,701,584	18,231,294	20,932,878	1,444,004		1/22/2013	300
Austell	GA	3,900,000	9,161,124	-	None	None	9,161,124	-	9,161,124	-		1/22/2013	300
Conley	GA		727,106	904,138	29,754	None	727,106	933,892	1,660,998	13,934		8/7/2014	300
Valdosta	GA		2,550,000	11,989,018	None	None	2,550,000	11,989,018	14,539,018	219,799		7/15/2014	300
Kansas City	KS		999,507	2,222,978	None	None	999,507	2,222,978	3,222,485	3,705		12/22/2014	300
Lenexa	KS		1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	699,550		1/6/2006	300
Topeka	KS	12,150,000	2,189,122	35,657,677	None	None	2,189,122	35,657,677	37,846,799	2,014,448		1/22/2013	420
Jefferson	LA		794,824	1,685,121	None	None	794,824	1,685,121	2,479,945	2,809		12/31/2014	300
Baltimore	MD		171,320	318,882	None	86	171,320	318,968	490,288	204,713		12/31/1998	300
Chillicothe	MO		804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	535,758		1/6/2006	300
Columbia	MO		2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	1,357,279		1/6/2006	300
Columbia	MO		1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	719,145		1/6/2006	300
Fulton	MO		791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	526,877		1/6/2006	300
Jefferson City	MO		1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	985,853		1/6/2006	300
Kirksville	MO		1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	946,250		1/6/2006	300
Macon	MO		493,394	916,537	None	None	493,394	916,537	1,409,931	328,426		1/6/2006	300
Moberly	MO		1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	860,817		1/6/2006	300
Omaha	NE		1,515,773	2,816,678	None	32	1,515,773	2,816,710	4,332,483	1,009,327		1/6/2006	300
Rochester	NY		158,168	294,456	None	None	158,168	294,456	452,624	188,953		12/31/1998	300
Akron	OH		404,077	856,690	None	None	404,077	856,690	1,260,767	1,428		12/31/2014	300
Canton	OH		267,121	566,327	None	None	267,121	566,327	833,448	944		12/31/2014	300
Columbus	OH		265,992	563,934	None	None	265,992	563,934	829,926	940		12/18/2014	300
Columbia	TN		610,000	985,954	None	None	610,000	985,954	1,595,954	11,503		9/9/2014	300
Johnson City	TN		467,167	580,911	None	None	467,167	580,911	1,048,078	8,714		8/7/2014	300
Knoxville	TN	5,989,071	6,486,801	-	None	None	6,486,801	-	6,486,801	-		1/22/2013	300
Amarillo	TX		1,140,000	1,082,966	None	None	1,140,000	1,082,966	2,222,966	24,496		3/28/2014	420
Carrollton	TX		201,569	374,342	None	102	201,569	374,444	576,013	165,378		12/5/2003	300
Cedar Park	TX		253,591	827,237	108,402	41,396	253,591	977,035	1,230,626	624,610		3/26/1997	300
Midland	TX		1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	1,058,328		1/6/2006	300
Odessa	TX		1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	896,472		1/6/2006	300
San Antonio	TX		367,890	683,750	None	None	367,890	683,750	1,051,640	438,742		12/31/1998	300
Stafford	TX		1,025,959	1,275,756	None	None	1,025,959	1,275,756	2,301,715	19,136		8/7/2014	300
Webster	TX		770,000	976,851	None	None	770,000	976,851	1,746,851	22,095		3/28/2014	420
Wichita Falls	TX		120,000	464,338	None	None	120,000	464,338	584,338	10,503		3/28/2014	420
Chesapeake	VA		144,014	649,869	None	11,754	144,014	661,623	805,637	659,782		12/22/1986	300
Richmond	VA		713,319	886,996	None	None	713,319	886,996	1,600,315	13,305		8/7/2014	300
Baraboo	WI		110,000	719,613	None	None	110,000	719,613	829,613	16,277		3/28/2014	420
Neenah/Menasha	WI		457,937	1,307,046	None	None	457,937	1,307,046	1,764,983	2,178		12/31/2014	300

Insurance
Tomah	WI		1,630,917	12,938,430	None	None	1,630,917	12,938,430	14,569,347	1,272,279		7/31/2012	300

Jewelry
Plymouth	MA		-	1,809,315	None	None	-	1,809,315	1,809,315	141,730		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Watchung	NJ		-	2,446,115	None	None	-	2,446,115	2,446,115	191,612		1/22/2013	300
Amherst	NY		-	1,841,863	None	None	-	1,841,863	1,841,863	144,279		1/22/2013	300
Lake Grove	NY		-	2,171,696	None	None	-	2,171,696	2,171,696	170,116		1/22/2013	300

Machinery
Cedar Falls	IA		634,343	6,331,030	None	None	634,343	6,331,030	6,965,373	601,448		8/28/2012	300

Motor vehicle dealerships
Robertsdale	AL		3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	1,960,459	1/29/2007	4/7/2006	300
West Covina	CA		311,040	577,733	2,854	45,714	311,040	626,301	937,341	373,189		12/31/1998	300
Longmont	CO		2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	2,866,345		8/25/2004	300
Gulf Breeze	FL		3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	315,409		4/7/2006	300
Stockbridge	GA		2,470,000	8,693,515	None	None	2,470,000	8,693,515	11,163,515	507,122		7/18/2013	300
Woodstock	GA		2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	924,514		10/25/2005	300
Island Lake	IL		2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	2,445,206		12/31/2004	300
Charlotte	NC		3,560,000	5,847,436	None	None	3,560,000	5,847,436	9,407,436	263,135		11/26/2013	300
Colfax	NC		1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	879,659		12/31/2004	300
Statesville	NC		2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,642,544		5/13/2004	300
Chichester	NH		578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,809,135		10/1/2004	300
Churchville	NY		1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	1,972,123	6/6/2006	3/23/2006	300
Akron	OH		715,953	554,589	None	None	715,953	554,589	1,270,542	206,555	2/13/2006	1/19/2005	300
Hillsboro	OR		1,611,084	1,936,755	None	58	1,611,084	1,936,813	3,547,897	642,374		9/1/2006	300
Wood Village	OR		3,822,277	5,687,110	None	58	3,822,277	5,687,168	9,509,445	1,821,686		9/1/2006	300
Myrtle Beach	SC		4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	815,334	7/28/2000	3/3/2005	300
Garland	TX		3,233,329	12,064,417	500	None	3,233,329	12,064,917	15,298,246	1,025,580		11/19/2012	300
Katy	TX		1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	3,132,950	10/28/2005	1/25/2005	300
San Antonio	TX		4,337,454	7,312,625	500	None	4,337,454	7,313,125	11,650,579	597,302		12/13/2012	300

Office supplies
Lakewood	CA		1,398,387	3,098,607	None	10,284	1,398,387	3,108,891	4,507,278	2,230,774		1/29/1997	300
Riverside	CA		1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	1,147,997		9/17/1997	300
Casselberry	FL		-	1,277,112	85,473	None	-	1,362,585	1,362,585	478,363	7/14/2005	1/25/2005	300
Hutchinson	KS		269,964	1,704,013	62,362	None	269,964	1,766,375	2,036,339	1,234,142		6/25/1997	300
Salina	KS		240,423	1,829,837	92,454	None	240,423	1,922,291	2,162,714	1,334,761		6/25/1997	300
Asheboro	NC		465,557	2,176,416	21,418	340	465,557	2,198,174	2,663,731	1,483,409		3/27/1998	300
Westbury	NY		3,808,076	2,377,932	91,463	338,968	3,808,076	2,808,363	6,616,439	1,771,513		9/29/1997	300
New Philadelphia	OH		726,636	1,650,672	29,340	114	726,636	1,680,126	2,406,762	1,178,669		5/30/1997	300
Edmond	OK		1,390,000	3,009,650	208,809	None	1,390,000	3,218,459	4,608,459	524,352		10/22/2010	300

Other manufacturing
Prescott	AR		593,604	11,944,641	None	None	593,604	11,944,641	12,538,245	668,331		1/22/2013	420
Tucson	AZ	15,000,000	3,799,899	32,101,539	183,828	None	3,799,899	32,285,367	36,085,266	1,830,635		1/22/2013	420
East Windsor	NJ	9,625,000	240,000	13,307,041	None	None	240,000	13,307,041	13,547,041	269,309		4/30/2014	420
Duncan	SC		490,000	2,292,068	2,900	None	490,000	2,294,968	2,784,968	90,227		8/29/2013	420
El Paso	TX		1,769,633	17,892,956	316,800	84,151	1,769,633	18,293,907	20,063,540	1,057,784		1/22/2013	420

Packaging
Lewisburg	OH	3,614,346	641,174	11,787,510	None	None	641,174	11,787,510	12,428,684	1,041,230		10/19/2012	300
Chester	VA		1,570,000	15,122,913	None	None	1,570,000	15,122,913	16,692,913	18,003		12/17/2014	420
Raphine	VA	23,625,000	2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	3,008,561		6/3/2011	300
Wytheville	VA	28,614,318	2,175,524	33,138,859	None	None	2,175,524	33,138,859	35,314,383	2,816,803		11/29/2012	300

Paper
Marianna	FL		1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	1,004,902		5/2/2011	300
Columbia	SC		989,232	5,004,326	None	None	989,232	5,004,326	5,993,558	291,919		12/21/2012	420

Pet supplies and services
Los Angeles	CA		902,494	1,917,881	22,954	38	902,494	1,940,873	2,843,367	1,076,615		12/31/1998	300
Duluth	GA		361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	956,748	1/27/1999	9/29/1998	300
Marietta	GA		292,250	649,095	88,141	19,277	292,250	756,513	1,048,763	668,653		12/2/1988	300
Marietta	GA		495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	900,865	5/28/1999	9/29/1998	300
Ottawa	IL		2,351,842	52,407,677	237,848	None	2,351,842	52,645,525	54,997,367	2,972,622		1/22/2013	420

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Indianapolis	IN		427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	759,494	3/10/2000	1/19/1999	300
Sudbury	MA		543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,431,723	11/12/1999	9/30/1998	300
Tyngsboro	MA		312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	808,895		6/12/1998	300
Warren	MI		356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	701,219		1/9/1998	300
Matthews	NC		610,177	1,394,743	86,087	469	610,177	1,481,299	2,091,476	936,137		7/17/1998	300
North Plainfield	NJ		985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	968,433		9/24/1998	300
Albuquerque	NM		684,036	874,914	308,265	None	684,036	1,183,179	1,867,215	749,611		12/31/1998	300
Maineville	OH		173,105	384,468	24,215	13,050	173,105	421,733	594,838	404,410		3/6/1987	300
Middletown	OH		337,572	777,943	41,328	22,715	337,572	841,986	1,179,558	567,504		12/30/1997	300
Mount Pleasant	SC		40,700	180,400	111,572	6,545	40,700	298,517	339,217	200,644		12/22/1981	180
Clarksville	TN		290,775	395,870	None	361	290,775	396,231	687,006	287,282		11/26/1996	300

Restaurants - casual dining
Boaz	AL		829,001	1,541,245	480	14,413	829,001	1,556,138	2,385,139	506,386		11/1/2006	300
Enterprise	AL		840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	508,128		11/1/2006	300
Fort Payne	AL		814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	491,917		11/1/2006	300
Gadsden	AL		851,124	1,582,332	24,859	25,239	851,124	1,632,430	2,483,554	533,247		11/1/2006	300
Huntsville	AL		826,840	1,537,233	(1,149,285)	48	826,840	387,996	1,214,836	537,148		11/1/2006	300
Huntsville	AL		811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	490,400		11/1/2006	300
Sylacauga	AL		801,413	1,490,012	21,716	19,039	801,413	1,530,767	2,332,180	498,470		11/1/2006	300
El Dorado	AR		907,534	1,687,608	71,325	20,759	907,534	1,779,692	2,687,226	563,684		11/1/2006	300
Russellville	AR		864,497	1,607,158	23,476	None	864,497	1,630,634	2,495,131	525,679		11/1/2006	300
Glendale	AZ		624,761	895,976	None	50,904	624,761	946,880	1,571,641	715,881		3/6/1996	300
Glendale	AZ		1,511,430	3,264,231	None	62	1,511,430	3,264,293	4,775,723	1,052,874	11/6/2006	5/16/2006	300
Goodyear	AZ		794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	421,755	2/23/2006	4/8/2005	300
Surprise	AZ		681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	397,049	9/29/2004	4/16/2004	300
La Verne	CA	591,375	-	1,477,413	None	None	-	1,477,413	1,477,413	115,731		1/22/2013	300
San Dimas	CA		240,562	445,521	91,821	2,690	240,562	540,032	780,594	499,459		3/12/1981	180
Denver	CO		540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	452,415	7/29/2004	3/29/2004	300
Lakewood	CO		1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	2,435	7/26/2006	12/31/2002	300
Parker	CO		778,054	1,148,443	None	13,531	778,054	1,161,974	1,940,028	446,792	6/10/2005	2/23/2005	300
Parker	CO	663,585	-	1,789,040	None	None	-	1,789,040	1,789,040	140,141		1/22/2013	300
Cromwell	CT		531,861	989,638	None	None	531,861	989,638	1,521,499	278,743		12/19/2007	300
East Windsor	CT		-	1,235,134	None	None	-	1,235,134	1,235,134	364,342		8/30/2007	300
Manchester	CT		-	1,353,727	None	None	-	1,353,727	1,353,727	399,327		8/30/2007	300
New Milford	CT		-	705,127	24,437	26,125	-	755,689	755,689	217,990		8/30/2007	300
Plainville	CT		-	1,452,933	None	None	-	1,452,933	1,452,933	428,593		8/30/2007	300
Torrington	CT		504,167	939,051	75,434	10,000	504,167	1,024,485	1,528,652	292,528		8/30/2007	300
West Haven	CT		540,663	1,006,829	65,957	25,100	540,663	1,097,886	1,638,549	306,306		8/30/2007	300
Windsor Locks	CT		844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	463,713		8/30/2007	300
Jacksonville	FL		1,451,180	658,461	59,396	13	1,451,180	717,870	2,169,050	235,286	8/4/2006	5/9/2006	300
Lakeland	FL		1,018,551	1,273,189	None	None	1,018,551	1,273,189	2,291,740	99,733		1/22/2013	300
Land O’ Lakes	FL		770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	423,471	10/21/2005	3/24/2005	300
Melbourne	FL		-	790,083	500	145	-	790,728	790,728	271,386		8/30/2007	258
New Port Richey	FL		929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	521,029	11/13/2006	8/1/2006	300
Orange City	FL		1,290,082	1,612,603	None	None	1,290,082	1,612,603	2,902,685	126,321		1/22/2013	300
Orlando	FL		230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/1985	300
Orlando	FL		1,135,310	1,306,940	None	18,290	1,135,310	1,325,230	2,460,540	420,363	1/10/2007	6/30/2006	300
Orlando	FL		735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	403,511		8/30/2007	300
Orlando	FL		-	790,583	24,415	38,527	-	853,525	853,525	254,016		8/30/2007	300
Sebring	FL		737,465	921,832	None	None	737,465	921,832	1,659,297	72,210		1/22/2013	300
Vero Beach	FL		1,381,247	1,726,559	None	None	1,381,247	1,726,559	3,107,806	135,247		1/22/2013	300
Americus	GA		709,624	1,319,578	71,622	6,036	709,624	1,397,236	2,106,860	452,549		11/1/2006	300
Augusta	GA		827,895	1,539,237	None	240	827,895	1,539,477	2,367,372	500,391		11/1/2006	300
Buford	GA	1,394,363	1,229,933	1,537,417	None	None	1,229,933	1,537,417	2,767,350	120,431		1/22/2013	300
Gainesville	GA		952,660	1,770,931	180,860	27,247	952,660	1,979,038	2,931,698	620,347		11/1/2006	300
Garden City	GA		197,225	438,043	132,321	3,257	197,225	573,621	770,846	464,022		4/20/1989	300
Lagrange	GA		853,599	1,586,959	96,115	524	853,599	1,683,598	2,537,197	525,825		11/1/2006	300
Lithonia	GA		89,220	-	None	246	89,220	246	89,466	20		1/4/1985	N/A
Norcross	GA		827,707	1,538,875	115,596	16,522	827,707	1,670,993	2,498,700	537,260		11/1/2006	300
Savannah	GA		719,188	1,337,352	91,855	23,190	719,188	1,452,397	2,171,585	449,749		11/1/2006	300
Snellville	GA		710,600	1,321,389	64,999	662	710,600	1,387,050	2,097,650	458,372		11/1/2006	300
Statesboro	GA		926,462	1,722,290	None	240	926,462	1,722,530	2,648,992	559,883		11/1/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Thomasville	GA		894,504	1,662,939	87,387	26,155	894,504	1,776,481	2,670,985	570,343		11/1/2006	300
Valdosta	GA		901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	560,161		11/1/2006	300
Warner Robins	GA		896,841	1,667,267	112,087	349	896,841	1,779,703	2,676,544	564,705		11/1/2006	300
Waycross	GA		956,765	1,778,566	None	536	956,765	1,779,102	2,735,867	578,336		11/1/2006	300
Ankeny	IA		100,000	349,218	25,075	None	100,000	374,293	474,293	374,293		7/28/1983	180
Burlington	IA		653,057	1,214,571	1,052	285	653,057	1,215,908	1,868,965	394,961		11/1/2006	300
Cedar Rapids	IA		822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	496,904		11/1/2006	300
Clive	IA		840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	507,989		11/1/2006	300
Nampa	ID		74,156	343,820	28,206	None	74,156	372,026	446,182	350,789		12/31/1986	300
Rexburg	ID		90,760	420,787	59,798	None	90,760	480,585	571,345	435,538		11/25/1985	300
Alton	IL		225,785	419,315	None	146	225,785	419,461	645,246	419,352		10/18/1988	300
Champaign	IL		805,888	1,498,402	None	18	805,888	1,498,420	2,304,308	486,985		11/1/2006	300
Effingham	IL		783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	473,483		11/1/2006	300
Marion	IL		831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	502,308		11/1/2006	300
Moline	IL		781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	471,984		11/1/2006	300
Mount Vernon	IL		883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	533,565		11/1/2006	300
Oswego	IL		953,394	1,208,677	1,988	32,405	953,394	1,243,070	2,196,464	455,786	6/15/2005	6/24/2005	300
Peoria	IL		662,460	1,060,577	14,651	24,139	662,460	1,099,367	1,761,827	451,338	10/13/2004	6/15/2004	300
Springfield	IL		846,830	1,574,436	10,480	31,549	846,830	1,616,465	2,463,295	526,496		11/1/2006	300
Swansea	IL		890,625	1,655,743	288,559	22,030	890,625	1,966,332	2,856,957	631,589		11/1/2006	300
Waukegan	IL		1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	695,972		12/21/2007	300
Anderson	IN		831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	518,278		11/1/2006	300
Elkhart	IN		835,890	1,554,487	None	94	835,890	1,554,581	2,390,471	505,243		11/1/2006	300
Marion	IN		685,194	1,274,206	45,372	19,275	685,194	1,338,853	2,024,047	434,891		11/1/2006	300
Michigan City	IN		840,998	1,563,545	None	75	840,998	1,563,620	2,404,618	508,191		11/1/2006	300
Terre Haute	IN		767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	463,622		11/1/2006	300
Derby	KS		96,060	445,359	9,565	5,775	96,060	460,699	556,759	448,977		10/29/1985	300
El Dorado	KS		87,400	405,206	50,518	4,338	87,400	460,062	547,462	414,197		4/10/1986	300
Salina	KS		683,265	(11,399)	None	None	683,265	(11,399)	671,866	2	In-progress	12/17/2014	N/A
Shawnee	KS		953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	576,303		11/1/2006	300
Shawnee	KS	525,390	-	1,573,049	None	None	-	1,573,049	1,573,049	123,222		1/22/2013	300
Topeka	KS	849,090	1,005,484	1,256,855	None	None	1,005,484	1,256,855	2,262,339	98,454		1/22/2013	300
Wichita	KS		787,377	1,463,936	78,745	22,988	787,377	1,565,669	2,353,046	499,840		11/1/2006	300
Hopkinsville	KY		801,532	1,490,241	(354,687)	31	801,532	1,135,585	1,937,117	469,436		11/1/2006	300
Louisville	KY		821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	496,690		11/1/2006	300
Middlesboro	KY		859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	519,457		11/1/2006	300
Murray	KY		831,246	1,545,422	111,189	26,343	831,246	1,682,954	2,514,200	523,100		11/1/2006	300
Richmond	KY		913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	552,085		11/1/2006	300
Alexandria	LA		1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	767,381		11/1/2006	300
Alexandria	LA	501,735	-	1,118,270	None	None	-	1,118,270	1,118,270	87,598		1/22/2013	300
Baton Rouge	LA		-	1,748,499	None	None	-	1,748,499	1,748,499	136,966		1/22/2013	300
Hammond	LA		1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	610,990		11/1/2006	300
Houma	LA		1,061,671	1,973,864	12,063	48,086	1,061,671	2,034,013	3,095,684	652,993		11/1/2006	300
Jennings	LA		107,120	496,636	None	1,742	107,120	498,378	605,498	497,529		10/17/1985	300
Morgan City	LA		832,895	1,548,993	26,151	27,846	832,895	1,602,990	2,435,885	521,151		11/1/2006	300
New Iberia	LA		917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	587,579		11/1/2006	300
Opelousas	LA		949,157	1,764,908	39,400	17	949,157	1,804,325	2,753,482	591,891		11/1/2006	300
Pineville	LA		1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	686,737		11/1/2006	300
Ruston	LA		982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	593,675		11/1/2006	300
Zachary	LA		898,306	1,670,527	11,717	31	898,306	1,682,275	2,580,581	545,129		11/1/2006	300
Amesbury	MA		-	790,494	None	None	-	790,494	790,494	388,370		8/30/2007	180
Attleboro	MA		369,815	693,655	None	None	369,815	693,655	1,063,470	361,855		12/19/2001	300
Auburn	MA		418,250	779,623	500	None	418,250	780,123	1,198,373	230,338		8/30/2007	300
Chicopee	MA		761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	418,182		8/30/2007	300
Chicopee Falls	MA		302,982	565,894	65,789	7,544	302,982	639,227	942,209	176,664		8/30/2007	300
East Longmeadow	MA		614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	337,500		8/30/2007	300
Gardner	MA		625,000	828,564	None	None	625,000	828,564	1,453,564	371,991		8/30/2007	197
Great Barrington	MA		422,625	788,089	69,608	10,225	422,625	867,922	1,290,547	250,983		8/30/2007	300
Greenfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	418,078		8/30/2007	300
Haverhill	MA		568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	312,333		8/30/2007	300
Holyoke	MA		577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	317,410		8/30/2007	300
Lee	MA		540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	297,051		8/30/2007	300
North Adams	MA		377,300	703,914	None	351	377,300	704,265	1,081,565	207,663		8/30/2007	300
Norwood	MA		840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	461,340		8/30/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Palmer	MA		141,524	598,480	None	None	141,524	598,480	740,004	312,205		12/19/2001	300
Peabody	MA		529,555	222,590	None	None	529,555	222,590	752,145	116,116		12/19/2001	300
Pittsfield	MA		286,241	950,022	None	None	286,241	950,022	1,236,263	495,593		12/19/2001	300
Raynham	MA		761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	418,082		8/30/2007	300
Sagamore Beach	MA		620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	340,710		8/30/2007	300
Saugus	MA		-	737,971	None	None	-	737,971	737,971	305,006		8/30/2007	214
Seekonk	MA		614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	337,542		8/30/2007	300
South Dartmouth	MA		379,217	707,492	1,845	79	379,217	709,416	1,088,633	208,996		8/30/2007	300
Springfield	MA		230,030	865,572	None	None	230,030	865,572	1,095,602	451,538		12/19/2001	300
Springfield	MA		227,207	958,444	None	None	227,207	958,444	1,185,651	499,986		12/19/2001	300
Stoneham	MA		397,544	191,717	None	None	397,544	191,717	589,261	100,011		12/19/2001	300
Sudbury	MA		-	633,843	None	None	-	633,843	633,843	250,286		8/30/2007	224
Swansea	MA		173,853	488,699	None	None	173,853	488,699	662,552	254,937		12/19/2001	300
Tewksbury	MA		392,079	730,927	None	351	392,079	731,278	1,123,357	215,632		8/30/2007	300
Ware	MA		220,457	412,133	14,989	562	220,457	427,684	648,141	125,569		8/30/2007	300
West Springfield	MA		243,556	455,532	104,424	9,894	243,556	569,850	813,406	144,272		8/30/2007	300
West Springfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	418,078		8/30/2007	300
Wilbraham	MA		9,626,112	19,964,016	2,500	None	9,626,112	19,966,516	29,592,628	5,288,222		8/30/2007	300
Wollaston	MA		411,366	766,745	None	None	411,366	766,745	1,178,111	226,173		8/30/2007	300
Worcester	MA		578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	317,823		8/30/2007	300
Waterville	ME		-	717,653	None	105	-	717,758	717,758	211,691		8/30/2007	300
Windham	ME		-	831,301	1,000	None	-	832,301	832,301	245,945		8/30/2007	300
Comstock Park	MI		810,477	1,506,864	70,386	17	810,477	1,577,267	2,387,744	500,267		11/1/2006	300
Flint	MI		827,853	-	None	94	827,853	94	827,947	50		4/13/1995	60
Flint	MI		885,144	1,645,531	70,987	32,018	885,144	1,748,536	2,633,680	562,698		11/1/2006	300
Lansing	MI		873,536	1,623,973	None	94	873,536	1,624,067	2,497,603	527,841		11/1/2006	300
Saginaw	MI		766,531	1,425,263	14,030	23,051	766,531	1,462,344	2,228,875	475,761		11/1/2006	300
Taylor	MI		847,070	1,574,821	72,308	3,145	847,070	1,650,274	2,497,344	527,514		11/1/2006	300
Westland	MI		869,530	1,616,568	None	228	869,530	1,616,796	2,486,326	525,555		11/1/2006	300
Champlin	MN		583,515	729,394	None	None	583,515	729,394	1,312,909	57,136		1/22/2013	300
Roseville	MN		281,600	1,305,560	None	88	281,600	1,305,648	1,587,248	1,305,563		12/18/1984	300
Bridgeton	MO		743,559	1,585,207	158,517	21,446	743,559	1,765,170	2,508,729	559,426		11/1/2006	300
Cape Girardeau	MO		745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	450,758		11/1/2006	300
Farmington	MO		780,812	1,451,767	180,971	25,208	780,812	1,657,946	2,438,758	493,404		11/1/2006	300
Festus	MO		808,595	1,503,364	17,390	7,188	808,595	1,527,942	2,336,537	492,332		11/1/2006	300
Fulton	MO		210,199	466,861	31,624	127	210,199	498,612	708,811	477,844		7/30/1987	300
Hazelwood	MO		157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		8/28/1985	300
Jefferson City	MO		713,088	1,325,993	43,785	22,035	713,088	1,391,813	2,104,901	441,738		11/1/2006	300
Kansas City	MO		715,640	894,550	None	None	715,640	894,550	1,610,190	70,073		1/22/2013	300
Kansas City	MO		872,364	1,090,455	None	None	872,364	1,090,455	1,962,819	85,419		1/22/2013	300
Ozark	MO		140,000	292,482	None	None	140,000	292,482	432,482	200,340		11/20/1997	300
Poplar Bluff	MO		774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	467,870		11/1/2006	300
Raymore	MO		726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	439,092		11/1/2006	300
Saint Charles	MO		175,413	809,791	None	None	175,413	809,791	985,204	809,791		8/28/1985	300
Saint Charles	MO		695,121	1,001,878	None	1,149	695,121	1,003,027	1,698,148	763,414	12/22/1995	3/16/1995	300
Saint Joseph	MO		775,660	1,785,308	None	None	775,660	1,785,308	2,560,968	580,224		11/1/2006	300
Saint Robert	MO		744,158	1,383,694	None	31,455	744,158	1,415,149	2,159,307	454,649		11/1/2006	300
Sedalia	MO		269,798	599,231	11,556	None	269,798	610,787	880,585	610,594		7/31/1989	300
Sedalia	MO		696,604	1,295,380	39,992	794	696,604	1,336,166	2,032,770	426,942		11/1/2006	300
Springfield	MO	719,610	-	1,390,167	None	None	-	1,390,167	1,390,167	108,896		1/22/2013	300
Sullivan	MO		85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	364,017		12/27/1984	300
Columbus	MS		720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	435,487		11/1/2006	300
Corinth	MS		867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	523,908		11/1/2006	300
Hattiesburg	MS		856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	517,427		11/1/2006	300
Laurel	MS		778,938	1,448,844	49,094	17,277	778,938	1,515,215	2,294,153	481,839		11/1/2006	300
Meridian	MS		-	2,481,172	None	None	-	2,481,172	2,481,172	799,149		11/1/2006	300
Vicksburg	MS		698,189	1,298,881	(736,106)	141	698,189	562,916	1,261,105	454,848		11/1/2006	300
Albemarle	NC		721,392	1,341,825	480	860	721,392	1,343,165	2,064,557	436,630		11/1/2006	300
Forest City	NC		872,424	1,621,940	None	131	872,424	1,622,071	2,494,495	527,204		11/1/2006	300
Goldsboro	NC		811,502	1,509,029	72,109	35,050	811,502	1,616,188	2,427,690	527,873		11/1/2006	300
Kernersville	NC		836,896	1,556,334	None	13,017	836,896	1,569,351	2,406,247	513,385		11/1/2006	300
Salisbury	NC		777,412	1,445,863	None	131	777,412	1,445,994	2,223,406	469,979		11/1/2006	300
Sylva	NC		919,724	1,709,783	None	131	919,724	1,709,914	2,629,638	555,753		11/1/2006	300
Bellevue	NE		656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	367,827	9/20/2005	2/24/2005	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Omaha	NE		592,716	1,009,253	None	32	592,716	1,009,285	1,602,001	381,175	5/5/2005	12/21/2004	300
Papillion	NE		654,788	908,685	None	None	654,788	908,685	1,563,473	347,519	3/9/2005	1/12/2005	300
Concord	NH		577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	317,293		8/30/2007	300
Concord	NH		849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	466,429		8/30/2007	300
Dover	NH		687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	377,694		8/30/2007	300
Laconia	NH		330,520	467,594	None	None	330,520	467,594	798,114	243,926		12/19/2001	300
Manchester	NH		266,337	486,676	None	None	266,337	486,676	753,013	253,881		12/19/2001	300
North Conway	NH		473,031	607,020	None	None	473,031	607,020	1,080,051	316,660		12/19/2001	300
Portsmouth	NH		391,650	730,167	37,475	18,167	391,650	785,809	1,177,459	229,753		8/30/2007	300
Rochester	NH		262,059	695,771	None	None	262,059	695,771	957,830	362,959		12/19/2001	300
Clark	NJ		541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	297,663		8/30/2007	300
Hackettstown	NJ		307,186	525,142	None	None	307,186	525,142	832,328	273,947		12/19/2001	300
Middletown	NJ		-	640,403	None	None	-	640,403	640,403	306,080		8/30/2007	185
Mount Holly	NJ		-	1,092,178	None	None	-	1,092,178	1,092,178	307,627		12/17/2007	300
Pompton Plains	NJ		455,700	849,125	None	None	455,700	849,125	1,304,825	250,475		8/30/2007	300
Toms River	NJ		826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	453,592		8/30/2007	300
Albuquerque	NM	525,390	-	1,307,933	None	None	-	1,307,933	1,307,933	102,455		1/22/2013	300
Albany	NY		457,538	852,510	42,302	13,692	457,538	908,504	1,366,042	266,596		8/30/2007	300
Clifton Park	NY		1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	571,132		8/30/2007	300
Delmar	NY		316,382	590,387	24,178	14,789	316,382	629,354	945,736	190,211		8/30/2007	300
East Greenbush	NY		623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	342,298		8/30/2007	300
New Hartford	NY		226,041	422,563	None	None	226,041	422,563	648,604	124,639		8/30/2007	300
Plattsburgh	NY		977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	536,077		8/30/2007	300
Rochester	NY	668,565	-	1,911,958	None	None	-	1,911,958	1,911,958	149,770		1/22/2013	300
Akron	OH		723,347	17	81,193	12,017	723,347	93,227	816,574	13,684		12/22/1994	180
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	175,111		8/30/2007	300
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	175,111		8/30/2007	300
Defiance	OH		71,273	135,109	None	358	71,273	135,467	206,740	40,198		8/30/2007	300
Elyria	OH		79,545	150,491	None	None	79,545	150,491	230,036	44,377		8/30/2007	300
Marion	OH		739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	446,990		11/1/2006	300
Maumee	OH		296,970	555,134	None	None	296,970	555,134	852,104	163,744		8/30/2007	300
Mount Vernon	OH		147,212	276,407	None	None	147,212	276,407	423,619	81,522		8/30/2007	300
Parma Heights	OH		275,758	514,866	None	None	275,758	514,866	790,624	151,868		8/30/2007	300
Sandusky	OH		824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	498,059		11/1/2006	300
Sandusky	OH		128,158	240,761	None	None	128,158	240,761	368,919	71,007		8/30/2007	300
Springdale	OH	1,248,735	1,895,200	2,369,000	None	None	1,895,200	2,369,000	4,264,200	185,572		1/22/2013	300
Stow	OH		317,546	712,455	None	114	317,546	712,569	1,030,115	712,539		12/31/1987	300
Troy	OH		255,353	476,973	None	None	255,353	476,973	732,326	140,690		8/30/2007	300
Vandalia	OH		145,833	273,579	None	None	145,833	273,579	419,412	80,689		8/30/2007	300
Wooster	OH		763,642	1,419,901	None	116	763,642	1,420,017	2,183,659	461,569		11/1/2006	300
Broken Arrow	OK		245,000	369,002	30,742	10,278	245,000	410,022	655,022	262,663		12/12/1997	300
Norman	OK		734,335	335,097	None	78,164	734,335	413,261	1,147,596	157,158	9/29/1995	6/5/1995	300
Oklahoma City	OK		759,826	-	None	123	759,826	123	759,949	4		7/6/1995	N/A
Oklahoma City	OK		1,165,405	2,165,989	None	45,131	1,165,405	2,211,120	3,376,525	711,618		11/1/2006	300
Tulsa	OK		490,000	910,004	None	None	490,000	910,004	1,400,004	326,085		1/24/2006	300
Tulsa	OK		360,500	669,605	14,520	None	360,500	684,125	1,044,625	231,457		5/10/2006	300
Tulsa	OK		1,021,904	1,899,486	2,440	21,989	1,021,904	1,923,915	2,945,819	623,422		11/1/2006	300
Beaverton	OR	618,765	-	1,689,352	None	None	-	1,689,352	1,689,352	132,333		1/22/2013	300
Hermiston	OR		85,560	396,675	20,677	5,271	85,560	422,623	508,183	411,966		12/18/1984	300
Lake Oswego	OR		175,899	815,508	181,383	41,962	175,899	1,038,853	1,214,752	822,935		5/16/1984	300
Salem	OR		-	865,668	None	None	-	865,668	865,668	67,811		1/22/2013	300
Feasterville Trev	PA		236,303	441,673	None	None	236,303	441,673	677,976	130,276		8/30/2007	300
Gap	PA		-	1,012,812	1,000	None	-	1,013,812	1,013,812	299,490		8/30/2007	300
Gettysburg	PA		289,040	809,676	None	None	289,040	809,676	1,098,716	422,379		12/19/2001	300
Harrisburg	PA		577,667	1,075,635	None	226	577,667	1,075,861	1,653,528	317,313		8/30/2007	300
Horsham	PA		554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	304,527		8/30/2007	300
Indiana	PA		828,653	1,540,630	61,487	17,739	828,653	1,619,856	2,448,509	521,988		11/1/2006	300
Lancaster	PA		170,304	413,960	None	None	170,304	413,960	584,264	215,947		12/19/2001	300
Lebanon	PA		-	1,292,172	None	None	-	1,292,172	1,292,172	443,158		8/30/2007	258
Philadelphia	PA		503,556	937,999	None	None	503,556	937,999	1,441,555	276,693		8/30/2007	300
North Providence	RI		-	790,921	None	None	-	790,921	790,921	336,322		8/30/2007	208
Pawtucket	RI		-	457,462	None	None	-	457,462	457,462	175,879		8/30/2007	230
Gaffney	SC		727,738	1,353,238	57,635	30,305	727,738	1,441,178	2,168,916	465,141		11/1/2006	300
Hilton Head	SC	1,481,832	1,218,232	1,522,790	None	None	1,218,232	1,522,790	2,741,022	119,285		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Lancaster	SC		778,616	1,448,099	(1,056,134)	493	778,616	392,458	1,171,074	473,318		11/1/2006	300
Rock Hill	SC		826,216	1,536,499	480	46,661	826,216	1,583,640	2,409,856	505,018		11/1/2006	300
Chattanooga	TN		827,594	1,538,633	186,235	469	827,594	1,725,337	2,552,931	535,524		11/1/2006	300
Chattanooga	TN		933,003	1,734,392	158,902	20,125	933,003	1,913,419	2,846,422	631,359		11/1/2006	300
Dyersburg	TN		695,135	1,292,644	90,256	25,264	695,135	1,408,164	2,103,299	498,302		11/1/2006	300
Greeneville	TN		936,669	1,741,253	None	131	936,669	1,741,384	2,678,053	565,980		11/1/2006	300
Johnson City	TN		881,225	1,638,285	83,254	16,066	881,225	1,737,605	2,618,830	558,753		11/1/2006	300
Kingsport	TN		786,332	1,462,055	107,280	11,346	786,332	1,580,681	2,367,013	550,772		11/1/2006	300
Memphis	TN		871,951	1,621,017	74,039	106	871,951	1,695,162	2,567,113	562,632		11/1/2006	300
Memphis	TN	901,380	1,217,412	1,521,765	None	None	1,217,412	1,521,765	2,739,177	119,205		1/22/2013	300
Memphis	TN	627,480	-	1,336,687	None	None	-	1,336,687	1,336,687	104,707		1/22/2013	300
Newport	TN		640,841	1,191,858	71,563	9,952	640,841	1,273,373	1,914,214	411,176		11/1/2006	300
Amarillo	TX		763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	487,161	9/12/2008	3/3/2008	300
Amarillo	TX		609,000	540,463	None	None	609,000	540,463	1,149,463	24	In-progress	10/3/2014	N/A
Austin	TX		699,395	1,167,223	None	33,692	699,395	1,200,915	1,900,310	439,222	2/15/2006	9/15/2005	300
Austin	TX		976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	476,568	10/23/2006	6/19/2006	300
Austin	TX		1,049,946	1,952,028	13,898	30,875	1,049,946	1,996,801	3,046,747	655,265		11/1/2006	300
Bedford	TX		919,303	98,231	23,966	91	919,303	122,288	1,041,591	105,541		12/27/1994	120
Cedar Park	TX		634,489	1,472,504	None	266	634,489	1,472,770	2,107,259	496,325	6/19/2006	1/13/2006	300
El Campo	TX		98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/1985	300
El Paso	TX	546,555	-	1,399,487	None	None	-	1,399,487	1,399,487	109,626		1/22/2013	300
El Paso	TX	679,770	-	1,591,758	None	None	-	1,591,758	1,591,758	124,688		1/22/2013	300
Georgetown	TX		870,981	1,177,824	168,185	34,110	870,981	1,380,119	2,251,100	502,483	6/2/2006	1/13/2006	300
Greenville	TX		909,311	1,690,848	34,606	28,206	909,311	1,753,660	2,662,971	594,448		11/1/2006	300
Harker Heights	TX		943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	469,655	8/28/2008	3/20/2008	300
Hillsboro	TX		75,992	352,316	78,212	19	75,992	430,547	506,539	397,842		8/1/1984	300
Houston	TX		1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	1,830,383		9/5/1997	300
Houston	TX		989,152	1,838,713	None	25,823	989,152	1,864,536	2,853,688	606,311		11/1/2006	300
Irving	TX		1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	1,024		2/5/2003	300
Killeen	TX		1,327,348	2,467,204	17,494	28,703	1,327,348	2,513,401	3,840,749	811,336		11/1/2006	300
Live Oak	TX		727,956	1,214,835	181,920	32,870	727,956	1,429,625	2,157,581	554,068	9/27/2005	6/1/2005	300
Longview	TX		1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	744,205		11/1/2006	300
Lufkin	TX		105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/8/1985	300
Mesquite	TX		134,940	625,612	None	None	134,940	625,612	760,552	625,612		3/20/1986	300
Mesquite	TX		729,596	120,820	None	91	729,596	120,911	850,507	120,840		12/23/1994	300
Mesquite	TX		984,909	1,831,268	(1,353,708)	91	984,909	477,651	1,462,560	602,390		11/1/2006	300
Mexia	TX		93,620	434,046	50,273	11,861	93,620	496,180	589,800	457,500		12/18/1985	300
New Braunfels	TX		860,262	1,169,016	250,000	56,524	860,262	1,475,540	2,335,802	582,892	2/14/2006	10/12/2005	300
Palestine	TX		825,066	1,534,394	31,586	26,449	825,066	1,592,429	2,417,495	510,952		11/1/2006	300
Plano	TX		2,420,222	769	None	None	2,420,222	769	2,420,991	384	3/12/2003	6/27/2002	300
San Antonio	TX		835,431	1,185,257	None	49,629	835,431	1,234,886	2,070,317	454,805	12/2/2005	6/24/2005	300
San Antonio	TX		690,443	1,109,136	None	40,629	690,443	1,149,765	1,840,208	424,631	10/24/2005	6/27/2005	300
San Antonio	TX		835,586	1,227,220	None	45,129	835,586	1,272,349	2,107,935	430,697	9/14/2006	5/9/2006	300
Sugar Land	TX	1,012,185	1,376,186	1,720,233	None	None	1,376,186	1,720,233	3,096,419	134,752		1/22/2013	300
Temple	TX		797,574	1,193,813	1,350	9,966	797,574	1,205,129	2,002,703	408,566	9/14/2006	4/7/2006	300
Waxahachie	TX		326,935	726,137	41,232	20,790	326,935	788,159	1,115,094	740,015		12/29/1987	300
Waxahachie	TX		1,035,794	1,925,746	None	165	1,035,794	1,925,911	2,961,705	625,965		11/1/2006	300
Centerville	UT	820,455	1,056,314	1,320,393	None	None	1,056,314	1,320,393	2,376,707	103,431		1/22/2013	300
Sandy	UT		635,945	884,792	None	67	635,945	884,859	1,520,804	673,983		12/22/1995	300
Bluefield	VA		845,277	1,571,754	None	302	845,277	1,572,056	2,417,333	510,990		11/1/2006	300
Charlottesville	VA	444,465	-	1,283,010	None	None	-	1,283,010	1,283,010	100,502		1/22/2013	300
Chester	VA		541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	297,570		8/30/2007	300
Danville	VA		751,055	1,396,772	66,062	18,130	751,055	1,480,964	2,232,019	490,165		11/1/2006	300
Martinsville	VA		833,114	1,549,167	480	302	833,114	1,549,949	2,383,063	503,767		11/1/2006	300
Midlothian	VA		421,479	785,639	248,110	27,205	421,479	1,060,954	1,482,433	290,308		8/30/2007	300
Richmond	VA		385,000	717,891	(62,150)	145	385,000	655,886	1,040,886	212,893		8/30/2007	300
Roanoke	VA	505,470	-	1,660,095	None	None	-	1,660,095	1,660,095	130,041		1/22/2013	300
Staunton	VA		867,684	1,613,368	31,039	39,150	867,684	1,683,557	2,551,241	581,101		11/1/2006	300
Williamsburg	VA		651,167	1,212,201	None	105	651,167	1,212,306	1,863,473	357,587		8/30/2007	300
Bennington	VT		118,823	673,551	None	None	118,823	673,551	792,374	351,367		12/19/2001	300
Rutland	VT		812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	445,782		8/30/2007	300
Williston	VT		-	1,197,659	None	None	-	1,197,659	1,197,659	439,684		8/30/2007	241
Tacoma	WA		198,857	921,947	129,058	13,566	198,857	1,064,571	1,263,428	972,014		5/29/1984	300
Sturgeon Bay	WI		214,865	477,221	34,385	614	214,865	512,220	727,085	498,851		12/1/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Parkersburg	WV		722,732	1,343,920	63,217	33,305	722,732	1,440,442	2,163,174	482,422		11/1/2006	300
Laramie	WY		210,000	466,417	43,443	7,115	210,000	516,975	726,975	479,182		3/12/1990	300

Restaurants - quick service
Alabaster	AL		335,197	622,697	None	None	335,197	622,697	957,894	206,528		9/14/2006	300
Andalusia	AL		252,403	468,949	None	None	252,403	468,949	721,352	155,535		9/14/2006	300
Atmore	AL		272,044	505,636	None	None	272,044	505,636	777,680	270,510		8/31/2001	300
Attalla	AL		148,993	276,890	None	None	148,993	276,890	425,883	91,835		9/14/2006	300
Bessemer	AL		172,438	320,429	None	None	172,438	320,429	492,867	106,276		9/14/2006	300
Birmingham	AL		251,434	467,185	None	None	251,434	467,185	718,619	249,941		8/31/2001	300
Brent	AL		134,432	249,846	None	None	134,432	249,846	384,278	82,866		9/14/2006	300
Clanton	AL		230,036	427,391	None	None	230,036	427,391	657,427	228,652		8/31/2001	300
Demopolis	AL		251,349	466,972	None	None	251,349	466,972	718,321	249,828		8/31/2001	300
Fort Payne	AL		303,056	563,001	None	None	303,056	563,001	866,057	301,203		8/31/2001	300
Gadsden	AL		242,194	449,977	None	None	242,194	449,977	692,171	149,242		9/14/2006	300
Gardendale	AL		398,669	740,568	None	None	398,669	740,568	1,139,237	396,201		8/31/2001	300
Greenville	AL		226,108	420,117	None	None	226,108	420,117	646,225	139,339		9/14/2006	300
Haleyville	AL		262,500	488,357	None	None	262,500	488,357	750,857	137,553		12/21/2007	300
Hamilton	AL		214,198	397,991	None	None	214,198	397,991	612,189	132,000		9/14/2006	300
Hueytown	AL		281,422	522,828	None	None	281,422	522,828	804,250	173,405		9/14/2006	300
Leeds	AL		171,145	318,028	None	None	171,145	318,028	489,173	105,479		9/14/2006	300
Mobile	AL		286,333	531,950	None	None	286,333	531,950	818,283	176,430		9/14/2006	300
Montgomery	AL		143,693	267,060	None	None	143,693	267,060	410,753	88,575		9/14/2006	300
Montgomery	AL		145,206	269,870	None	None	145,206	269,870	415,076	89,507		9/14/2006	300
Montgomery	AL		380,468	706,777	None	None	380,468	706,777	1,087,245	232,058		10/12/2006	300
Northport	AL		832,541	1,040,676	None	None	832,541	1,040,676	1,873,217	81,520		1/22/2013	300
Opp	AL		160,778	298,782	None	None	160,778	298,782	459,560	98,100		10/12/2006	300
Prattville	AL		254,278	472,432	None	None	254,278	472,432	726,710	156,690		9/14/2006	300
South Alabaster	AL		148,982	276,881	None	None	148,982	276,881	425,863	91,832		9/14/2006	300
Trussville	AL		256,485	476,510	None	None	256,485	476,510	732,995	156,454		10/12/2006	300
Warrior	AL		159,109	295,676	None	None	159,109	295,676	454,785	98,066		9/14/2006	300
Arkadelphia	AR		248,868	462,744	None	None	248,868	462,744	711,612	151,934		10/12/2006	300
Bentonville	AR		377,086	700,582	None	None	377,086	700,582	1,077,668	374,808		8/31/2001	300
Hope	AR		288,643	536,715	None	None	288,643	536,715	825,358	287,134		8/31/2001	300
Jacksonville	AR		267,376	497,124	None	None	267,376	497,124	764,500	164,879		9/14/2006	300
Jonesboro	AR		173,984	323,371	2,200	70	173,984	325,641	499,625	92,549		11/16/2007	300
Malvern	AR		219,703	408,588	None	None	219,703	408,588	628,291	135,515		9/14/2006	300
North Little Rock	AR		317,000	589,377	None	None	317,000	589,377	906,377	315,308		8/31/2001	300
Pocahontas	AR		241,128	447,988	None	None	241,128	447,988	689,116	147,089		10/12/2006	300
Siloam Springs	AR		190,000	352,808	None	None	190,000	352,808	542,808	241,663		11/20/1997	300
Phoenix	AZ		704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	385,858		8/28/2007	300
Tempe	AZ		525,463	976,404	None	None	525,463	976,404	1,501,867	288,037		8/28/2007	300
Tucson	AZ		107,393	500,154	None	61	107,393	500,215	607,608	498,673		1/17/1986	300
Tucson	AZ		463,231	860,982	None	None	463,231	860,982	1,324,213	253,987		8/28/2007	300
Yuma	AZ		236,121	541,651	None	None	236,121	541,651	777,772	360,194		5/28/1998	300
Barstow	CA		689,842	690,204	None	None	689,842	690,204	1,380,046	449,786		9/24/1998	300
Fresno	CA		561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	307,884		8/28/2007	300
Livermore	CA		662,161	823,242	None	None	662,161	823,242	1,485,403	536,483		9/23/1998	300
Rancho Cucamonga	CA		95,192	441,334	None	5	95,192	441,339	536,531	441,338		12/20/1985	300
Riverside	CA		90,000	170,394	135,301	None	90,000	305,695	395,695	241,214		12/9/1976	300
Sacramento	CA		386,793	417,290	None	None	386,793	417,290	804,083	274,716		7/31/1998	300
San Ramon	CA		406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/8/1983	180
Aurora	CO		288,558	537,322	None	None	288,558	537,322	825,880	158,506		8/28/2007	300
Aurora	CO		210,000	540,346	None	None	210,000	540,346	750,346	72,947		8/29/2011	300
Broomfield	CO		444,277	-	None	None	444,277	-	444,277	-		8/29/2011	N/A
Brush	CO		90,000	220,976	None	None	90,000	220,976	310,976	29,832		8/29/2011	300
Colorado Springs	CO		152,000	704,736	None	None	152,000	704,736	856,736	704,736		9/30/1986	300
Fort Morgan	CO		80,000	350,452	None	None	80,000	350,452	430,452	47,311		8/29/2011	300
Greenwood Village	CO		1,681,038	-	None	None	1,681,038	-	1,681,038	-		6/19/2014	N/A
Lafayette	CO		450,000	59,281	None	None	450,000	59,281	509,281	8,003		8/29/2011	300
Lakewood	CO		510,000	124,971	None	None	510,000	124,971	634,971	16,871		8/29/2011	300
Littleton	CO		260,000	508,347	None	None	260,000	508,347	768,347	68,627		8/29/2011	300
Littleton	CO		470,000	207,744	None	None	470,000	207,744	677,744	28,045		8/29/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Westminster	CO		261,466	487,102	None	None	261,466	487,102	748,568	143,693		8/28/2007	300
Meriden	CT		369,482	687,116	None	None	369,482	687,116	1,056,598	202,697		8/28/2007	300
Chipley	FL		270,439	502,655	None	None	270,439	502,655	773,094	268,915		8/31/2001	300
Clearwater	FL		484,090	899,658	None	None	484,090	899,658	1,383,748	265,397		8/28/2007	300
Clearwater	FL		370,000	512,393	None	None	370,000	512,393	882,393	69,173		8/29/2011	300
Dade City	FL		140,000	387,991	None	None	140,000	387,991	527,991	52,379		8/29/2011	300
Defuniak Springs	FL		269,554	501,010	None	None	269,554	501,010	770,564	268,035		8/31/2001	300
Dunedin	FL		440,000	100,727	None	None	440,000	100,727	540,727	13,598		8/29/2011	300
Jacksonville	FL		150,210	693,445	None	253	150,210	693,698	843,908	693,699		9/13/1985	300
Lake Placid	FL		220,000	206,076	None	None	220,000	206,076	426,076	27,820		8/29/2011	300
Lakeland	FL		310,000	519,387	None	None	310,000	519,387	829,387	70,117		8/29/2011	300
Lakeland	FL		530,000	556,704	None	None	530,000	556,704	1,086,704	75,155		8/29/2011	300
Lakeland	FL		170,000	288,777	None	None	170,000	288,777	458,777	38,985		8/29/2011	300
New Port Richey	FL		260,000	579,385	None	None	260,000	579,385	839,385	78,217		8/29/2011	300
Orlando	FL		600,000	949,489	None	None	600,000	949,489	1,549,489	593,652	5/27/1999	12/18/1998	300
Oviedo	FL		204,200	911,338	None	None	204,200	911,338	1,115,538	539,363	3/27/2000	8/24/1999	300
Oviedo	FL		456,108	847,515	None	None	456,108	847,515	1,303,623	309,343		11/21/2005	300
Oviedo	FL		465,993	866,048	None	None	465,993	866,048	1,332,041	255,483		8/28/2007	300
Palm Bay	FL		330,000	556,668	None	None	330,000	556,668	886,668	351,750	2/17/1999	12/29/1998	300
Panama City	FL		202,047	375,424	None	None	202,047	375,424	577,471	123,264		10/12/2006	300
Pensacola	FL		767,303	1,424,991	None	None	767,303	1,424,991	2,192,294	125,874		10/15/2012	300
Port Richey	FL		848,210	1,575,247	None	None	848,210	1,575,247	2,423,457	139,147		10/15/2012	300
Saint Petersburg	FL		379,455	705,487	None	None	379,455	705,487	1,084,942	208,116		8/28/2007	300
Saint Petersburg	FL		370,000	675,403	None	None	370,000	675,403	1,045,403	91,179		8/29/2011	300
Seffner	FL		200,000	209,679	None	None	200,000	209,679	409,679	28,307		8/29/2011	300
Tallahassee	FL		385,000	715,857	None	None	385,000	715,857	1,100,857	201,632		12/25/2007	300
Tallahassee	FL		175,000	325,857	None	None	175,000	325,857	500,857	91,782		12/25/2007	300
Tampa	FL		545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	298,927		8/28/2007	300
Tampa	FL		470,000	208,666	None	None	470,000	208,666	678,666	28,170		8/29/2011	300
Tampa	FL		430,000	589,949	None	None	430,000	589,949	1,019,949	79,643		8/29/2011	300
Temple Terrace	FL		962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	527,498		8/28/2007	300
Venice	FL		340,000	28,239	None	None	340,000	28,239	368,239	3,812		8/29/2011	300
Wauchula	FL		260,000	324,525	None	None	260,000	324,525	584,525	43,811		8/29/2011	300
Zephyrhills	FL		220,000	662,046	None	None	220,000	662,046	882,046	89,376		8/29/2011	300
Albany	GA		326,690	607,247	None	None	326,690	607,247	933,937	219,621		12/22/2005	300
Buford	GA		400,000	361,957	None	None	400,000	361,957	761,957	48,864		8/29/2011	300
Buford	GA		1,085,401	1,356,752	None	None	1,085,401	1,356,752	2,442,153	106,279		1/22/2013	300
Cairo	GA		210,000	390,566	None	None	210,000	390,566	600,566	110,009		12/25/2007	300
Cumming	GA		520,000	248,510	None	None	520,000	248,510	768,510	33,549		8/29/2011	300
Duluth	GA		536,205	996,521	None	None	536,205	996,521	1,532,726	293,972		8/28/2007	300
Hartwell	GA		869,716	1,087,145	None	None	869,716	1,087,145	1,956,861	85,160		1/22/2013	300
Lawrenceville	GA		220,000	384,908	None	None	220,000	384,908	604,908	51,963		8/29/2011	300
Lilburn	GA		237,822	442,409	None	None	237,822	442,409	680,231	130,508		8/28/2007	300
Lilburn	GA		380,000	338,634	None	None	380,000	338,634	718,634	45,716		8/29/2011	300
Loganville	GA		340,000	422,840	None	None	340,000	422,840	762,840	57,083		8/29/2011	300
Marietta	GA		423,132	786,530	None	None	423,132	786,530	1,209,662	232,024		8/28/2007	300
Norcross	GA		310,000	286,762	None	None	310,000	286,762	596,762	38,713		8/29/2011	300
Oakwood	GA		440,000	100,481	None	None	440,000	100,481	540,481	13,565		8/29/2011	300
Roswell	GA		310,767	578,088	None	None	310,767	578,088	888,855	170,532		8/28/2007	300
Thomasville	GA		300,211	558,074	None	None	300,211	558,074	858,285	201,836		12/22/2005	300
Washington	GA		292,628	543,862	None	None	292,628	543,862	836,490	290,961		8/31/2001	300
Waycross	GA		223,475	415,563	None	None	223,475	415,563	639,038	150,295		12/22/2005	300
Winder	GA		230,000	429,116	None	None	230,000	429,116	659,116	57,931		8/29/2011	300
Altoona	IA		426,834	792,693	None	None	426,834	792,693	1,219,527	85,875		4/17/2012	300
Cedar Falls	IA		208,411	387,971	None	None	208,411	387,971	596,382	140,315		12/22/2005	300
Cedar Falls	IA		187,250	349,057	None	278	187,250	349,335	536,585	98,321		12/21/2007	300
Cedar Rapids	IA		125,076	233,206	None	278	125,076	233,484	358,560	84,350		12/22/2005	300
Fort Dodge	IA		388,815	722,573	None	None	388,815	722,573	1,111,388	239,653		9/14/2006	300
Oelwein	IA		84,244	157,375	None	278	84,244	157,653	241,897	56,924		12/22/2005	300
Ottumwa	IA		393,010	729,875	None	None	393,010	729,875	1,122,885	76,637		5/25/2012	300
Urbandale	IA		395,896	735,724	None	None	395,896	735,724	1,131,620	244,015		9/14/2006	300
Waterloo	IA		263,555	490,374	None	278	263,555	490,652	754,207	174,091		2/28/2006	300
Boise	ID		190,894	824,305	None	None	190,894	824,305	1,015,199	479,886		5/17/1988	300
Boise	ID		161,352	735,104	None	None	161,352	735,104	896,456	390,017		10/7/1988	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Bethalto	IL		180,000	166,596	None	None	180,000	166,596	346,596	22,490		8/29/2011	300
Buffalo Grove	IL		306,250	569,693	None	None	306,250	569,693	875,943	168,057		8/28/2007	300
Cahokia	IL		70,000	613,995	None	None	70,000	613,995	683,995	82,889		8/29/2011	300
Carlyle	IL		80,000	428,860	None	None	80,000	428,860	508,860	57,896		8/29/2011	300
Centralia	IL		225,966	420,573	None	None	225,966	420,573	646,539	152,106		12/22/2005	300
Countryside	IL		301,000	559,824	None	None	301,000	559,824	860,824	165,144		8/28/2007	300
Edwardsville	IL		360,000	328,978	None	None	360,000	328,978	688,978	44,412		8/29/2011	300
Elgin	IL		700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	383,776		8/28/2007	300
Fairview Heights	IL		660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	447,972		11/21/2005	300
Godfrey	IL		200,000	282,701	None	None	200,000	282,701	482,701	38,165		8/29/2011	300
Gurnee	IL		735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	402,894		8/28/2007	300
Harrisburg	IL		401,819	1,303,225	None	None	401,819	1,303,225	1,705,044	80,366		6/14/2013	300
Highland	IL		130,000	454,866	None	None	130,000	454,866	584,866	61,407		8/29/2011	300
Jerseyville	IL		150,000	420,481	None	None	150,000	420,481	570,481	56,765		8/29/2011	300
Joliet	IL		280,903	522,424	None	None	280,903	522,424	803,327	154,113		8/28/2007	300
Lincoln	IL		206,532	383,970	None	None	206,532	383,970	590,502	205,419		8/31/2001	300
Litchfield	IL		130,000	363,760	None	None	130,000	363,760	493,760	49,108		8/29/2011	300
Marion	IL		423,340	1,373,026	None	None	423,340	1,373,026	1,796,366	84,670		6/14/2013	300
Mascoutah	IL		80,000	435,792	None	None	80,000	435,792	515,792	58,832		8/29/2011	300
Mount Vernon	IL		385,304	1,249,662	None	None	385,304	1,249,662	1,634,966	77,062		6/14/2013	300
Red Bud	IL		180,000	251,200	None	None	180,000	251,200	431,200	33,912		8/29/2011	300
Rock Island	IL		138,463	258,066	None	None	138,463	258,066	396,529	93,333		12/22/2005	300
Sparta	IL		240,000	236,571	None	None	240,000	236,571	476,571	31,937		8/29/2011	300
Sparta	IL		228,687	741,703	None	None	228,687	741,703	970,390	45,738		6/14/2013	300
Troy	IL		230,000	281,230	None	None	230,000	281,230	511,230	37,966		8/29/2011	300
Waukegan	IL		496,908	923,576	None	None	496,908	923,576	1,420,484	272,453		8/28/2007	300
Westmont	IL		475,300	883,468	None	None	475,300	883,468	1,358,768	260,621		8/28/2007	300
Wood River	IL		180,000	369,377	None	None	180,000	369,377	549,377	49,866		8/29/2011	300
Angola	IN		510,000	1,120,000	None	None	510,000	1,120,000	1,630,000	1,867		12/31/2014	300
Auburn	IN		394,008	1,383,992	None	None	394,008	1,383,992	1,778,000	2,307		12/31/2014	300
Bluffton	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	2,211		12/31/2014	300
Columbia City	IN		520,000	1,480,000	None	None	520,000	1,480,000	2,000,000	2,467		12/31/2014	300
Crawfordsville	IN		300,000	1,552,000	None	None	300,000	1,552,000	1,852,000	2,587		12/31/2014	300
Decatur	IN		361,211	1,268,789	None	None	361,211	1,268,789	1,630,000	2,115		12/31/2014	300
Elkhart	IN		496,306	922,168	None	None	496,306	922,168	1,418,474	336,591		11/21/2005	300
Evansville	IN		136,738	254,864	None	None	136,738	254,864	391,602	92,175		12/22/2005	300
Fort Wayne	IN		260,000	1,221,000	None	None	260,000	1,221,000	1,481,000	2,035		12/31/2014	300
Fort Wayne	IN		390,000	973,000	None	None	390,000	973,000	1,363,000	1,622		12/31/2014	300
Fort Wayne	IN		377,668	1,326,332	None	None	377,668	1,326,332	1,704,000	2,211		12/31/2014	300
Fort Wayne	IN		476,075	1,671,925	None	None	476,075	1,671,925	2,148,000	2,787		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	1,921		12/31/2014	300
Fort Wayne	IN		860,000	1,436,000	None	None	860,000	1,436,000	2,296,000	2,393		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	1,921		12/31/2014	300
Frankfort	IN		130,000	907,000	None	None	130,000	907,000	1,037,000	1,512		12/31/2014	300
Huntington	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	2,211		12/31/2014	300
Indianapolis	IN		437,500	813,225	None	None	437,500	813,225	1,250,725	239,900		8/28/2007	300
Jasper	IN		129,919	242,199	None	None	129,919	242,199	372,118	87,594		12/22/2005	300
Kendallville	IN		630,000	1,889,000	None	None	630,000	1,889,000	2,519,000	3,148		12/31/2014	300
Kokomo	IN		417,330	775,555	None	None	417,330	775,555	1,192,885	272,737		3/28/2006	300
Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	2,019		12/31/2014	300
Lebanon	IN		350,000	1,131,000	None	None	350,000	1,131,000	1,481,000	1,885		12/31/2014	300
Logansport	IN		170,000	1,311,000	None	None	170,000	1,311,000	1,481,000	2,185		12/31/2014	300
Marion	IN		426,384	792,314	None	None	426,384	792,314	1,218,698	286,553		12/13/2005	300
Muncie	IN		136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		3/18/1986	300
Muncie	IN		67,156	149,157	13,837	214	67,156	163,208	230,364	156,446		3/30/1988	300
Muncie	IN		644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	436,827		11/21/2005	300
Munster	IN		560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	307,076		8/28/2007	300
N. Manchester	IN		210,000	679,000	None	None	210,000	679,000	889,000	1,132		12/31/2014	300
New Haven	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	1,921		12/31/2014	300
Newburgh	IN		161,193	300,280	None	None	161,193	300,280	461,473	108,600		12/22/2005	300
Noblesville	IN		550,000	857,000	None	None	550,000	857,000	1,407,000	1,428		12/31/2014	300
Portland	IN		262,598	922,402	None	None	262,598	922,402	1,185,000	1,537		12/31/2014	300
South Bend	IN		133,200	617,545	None	134	133,200	617,679	750,879	617,666		4/28/1986	300
Valparaiso	IN		365,612	679,507	None	None	365,612	679,507	1,045,119	243,490		1/11/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

W. Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	2,019		12/31/2014	300
Warsaw	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	1,921		12/31/2014	300
Washington	IN		155,856	290,368	None	None	155,856	290,368	446,224	105,016		12/22/2005	300
Chanute	KS		330,852	615,008	None	None	330,852	615,008	945,860	203,978		9/14/2006	300
Fort Scott	KS		269,301	500,698	None	None	269,301	500,698	769,999	166,065		9/14/2006	300
Kansas City	KS		190,000	700,039	None	None	190,000	700,039	890,039	94,505		8/29/2011	300
Kansas City	KS		170,000	214,040	None	None	170,000	214,040	384,040	28,895		8/29/2011	300
Kansas City	KS		210,000	624,304	None	None	210,000	624,304	834,304	84,281		8/29/2011	300
Kansas City	KS		140,000	767,812	None	None	140,000	767,812	907,812	103,655		8/29/2011	300
Lawrence	KS		410,000	338,788	None	None	410,000	338,788	748,788	45,736		8/29/2011	300
Overland Park	KS		754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	413,313		8/28/2007	300
Parsons	KS		318,516	592,099	None	None	318,516	592,099	910,615	196,379		9/14/2006	300
Bowling Green	KY		685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	464,646		11/21/2005	300
Hazard	KY		243,836	453,025	None	8	243,836	453,033	696,869	150,259		9/14/2006	300
Lexington	KY		122,200	1,400	None	31,682	122,200	33,082	155,282	12,930		12/3/1986	240
Madisonville	KY		422,501	784,831	None	None	422,501	784,831	1,207,332	260,302		9/14/2006	300
Paducah	KY		673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	456,716		11/21/2005	300
Bossier City	LA		172,269	320,497	None	None	172,269	320,497	492,766	106,298		9/14/2006	300
Deridder	LA		371,127	690,819	None	None	371,127	690,819	1,061,946	208,384		6/22/2007	300
Jonesboro	LA		163,651	304,492	None	None	163,651	304,492	468,143	100,990		9/14/2006	300
Natchitoches	LA		291,675	541,890	None	None	291,675	541,890	833,565	289,909		8/31/2001	300
Ruston	LA		170,274	316,792	None	None	170,274	316,792	487,066	105,070		9/14/2006	300
Shreveport	LA		359,268	667,417	None	None	359,268	667,417	1,026,685	357,066		8/31/2001	300
Shreveport	LA		154,671	287,815	None	None	154,671	287,815	442,486	95,459		9/14/2006	300
Shreveport	LA		200,033	372,059	None	None	200,033	372,059	572,092	123,399		9/14/2006	300
Shreveport	LA		259,987	483,401	None	None	259,987	483,401	743,388	160,328		9/14/2006	300
Shreveport	LA		269,130	500,382	None	None	269,130	500,382	769,512	165,960		9/14/2006	300
Vivian	LA		135,568	252,338	None	None	135,568	252,338	387,906	83,692		9/14/2006	300
Winnfield	LA		145,973	271,661	None	None	145,973	271,661	417,634	90,101		9/14/2006	300
Fall River	MA		962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	527,410		8/28/2007	300
Hagerstown	MD		499,396	928,250	None	None	499,396	928,250	1,427,646	273,832		8/28/2007	300
Canton	MI		279,923	521,223	None	None	279,923	521,223	801,146	153,759		8/28/2007	300
Livonia	MI		350,000	651,446	None	None	350,000	651,446	1,001,446	192,174		8/28/2007	300
Affton	MO		120,000	171,955	None	None	120,000	171,955	291,955	23,214		8/29/2011	300
Bolivar	MO		237,094	440,596	None	None	237,094	440,596	677,690	235,715		8/31/2001	300
Bridgeton	MO		570,000	228,347	None	None	570,000	228,347	798,347	30,827		8/29/2011	300
Buffalo	MO		159,346	296,519	None	None	159,346	296,519	455,865	98,346		9/14/2006	300
Cape Girardeau	MO		450,078	836,372	None	None	450,078	836,372	1,286,450	299,700		1/11/2006	300
Desloge	MO		1,020,010	1,275,012	None	None	1,020,010	1,275,012	2,295,022	99,876		1/22/2013	300
Dexter	MO		315,830	1,024,338	None	None	315,830	1,024,338	1,340,168	63,167		6/14/2013	300
Farmington	MO		340,042	1,102,863	None	None	340,042	1,102,863	1,442,905	68,010		6/14/2013	300
Florissant	MO		290,000	86,396	None	None	290,000	86,396	376,396	11,663		8/29/2011	300
Florissant	MO		250,000	239,221	None	None	250,000	239,221	489,221	32,295		8/29/2011	300
Grandview	MO		280,000	235,370	None	None	280,000	235,370	515,370	31,775		8/29/2011	300
Joplin	MO		301,207	749,000	None	None	301,207	749,000	1,050,207	81,631		9/14/2006	300
Joplin	MO		281,001	522,428	None	None	281,001	522,428	803,429	173,272		9/14/2006	300
Kansas City	MO		230,000	484,010	None	None	230,000	484,010	714,010	65,341		8/29/2011	300
Kansas City	MO		200,000	339,994	None	None	200,000	339,994	539,994	45,899		8/29/2011	300
Lee’s Summit	MO		500,000	450,156	None	None	500,000	450,156	950,156	60,771		8/29/2011	300
Mount Vernon	MO		160,000	282,586	None	None	160,000	282,586	442,586	193,561		11/20/1997	300
Mountain Grove	MO		219,704	408,591	None	None	219,704	408,591	628,295	135,516		9/14/2006	300
Nevada	MO		290,795	540,616	None	None	290,795	540,616	831,411	179,304		9/14/2006	300
Nixa	MO		251,387	467,430	None	None	251,387	467,430	718,817	155,031		9/14/2006	300
Olivette	MO		319,958	1,037,725	None	None	319,958	1,037,725	1,357,683	63,993		6/14/2013	300
Poplar Bluff	MO		362,265	1,174,938	None	None	362,265	1,174,938	1,537,203	72,455		6/14/2013	300
Poplar Bluff	MO		383,603	1,244,145	None	None	383,603	1,244,145	1,627,748	76,722		6/14/2013	300
Potosi	MO		242,154	785,383	None	None	242,154	785,383	1,027,537	48,432		6/14/2013	300
Raymore	MO		460,000	663,580	None	None	460,000	663,580	1,123,580	89,583		8/29/2011	300
Saint Louis	MO		340,000	88,519	None	None	340,000	88,519	428,519	11,950		8/29/2011	300
Saint Louis	MO		500,000	184,049	None	None	500,000	184,049	684,049	24,847		8/29/2011	300
Saint Louis	MO		263,107	853,340	None	None	263,107	853,340	1,116,447	52,623		6/14/2013	300
Saint Robert	MO		329,242	611,728	None	None	329,242	611,728	940,970	327,271		8/31/2001	300
Sikeston	MO		327,805	1,063,176	None	None	327,805	1,063,176	1,390,981	65,563		6/14/2013	300
Springfield	MO		251,381	467,418	None	None	251,381	467,418	718,799	155,027		9/14/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Springfield	MO		225,939	420,162	None	None	225,939	420,162	646,101	137,953		10/12/2006	300
Webb City	MO		337,647	627,628	None	None	337,647	627,628	965,275	208,163		9/14/2006	300
Biloxi	MS		414,902	770,725	None	None	414,902	770,725	1,185,627	255,624		9/14/2006	300
Canton	MS		163,193	303,268	None	None	163,193	303,268	466,461	100,584		9/14/2006	300
Carthage	MS		157,803	293,257	None	None	157,803	293,257	451,060	97,264		9/14/2006	300
Columbus	MS		128,409	238,775	None	None	128,409	238,775	367,184	86,357		12/22/2005	300
Columbus	MS		117,411	218,350	None	None	117,411	218,350	335,761	78,969		12/22/2005	300
Corinth	MS		285,607	530,598	None	None	285,607	530,598	816,205	175,982		9/14/2006	300
Flowood	MS		154,733	287,549	None	168	154,733	287,717	442,450	95,396		9/14/2006	300
Forest	MS		106,457	198,007	None	None	106,457	198,007	304,464	71,612		12/22/2005	300
Fulton	MS		239,686	445,337	None	None	239,686	445,337	685,023	238,253		8/31/2001	300
Gautier	MS		241,995	449,607	None	None	241,995	449,607	691,602	149,120		9/14/2006	300
Greenville	MS		311,324	578,378	None	None	311,324	578,378	889,702	309,430		8/31/2001	300
Greenwood	MS		177,329	329,520	None	None	177,329	329,520	506,849	109,291		9/14/2006	300
Hernando	MS		137,898	256,282	None	None	137,898	256,282	394,180	85,000		9/14/2006	300
Houston	MS		226,962	421,695	None	None	226,962	421,695	648,657	139,862		9/14/2006	300
Indianola	MS		270,639	502,822	None	None	270,639	502,822	773,461	269,007		8/31/2001	300
Iuka	MS		139,243	258,779	None	None	139,243	258,779	398,022	85,828		9/14/2006	300
Jackson	MS		237,982	442,154	None	None	237,982	442,154	680,136	146,648		9/14/2006	300
Jackson	MS		352,003	653,900	None	None	352,003	653,900	1,005,903	214,697		10/12/2006	300
Kosciusko	MS		311,422	578,550	None	None	311,422	578,550	889,972	191,886		9/14/2006	300
Magee	MS		264,395	491,206	None	None	264,395	491,206	755,601	162,917		9/14/2006	300
Moss Point	MS		287,821	534,713	None	None	287,821	534,713	822,534	177,346		9/14/2006	300
Natchez	MS		402,589	747,934	None	None	402,589	747,934	1,150,523	240,585		12/21/2006	300
Newton	MS		284,350	528,311	None	None	284,350	528,311	812,661	282,643		8/31/2001	300
Olive Branch	MS		332,234	617,192	None	None	332,234	617,192	949,426	204,702		9/14/2006	300
Olive Branch	MS		362,276	673,055	None	None	362,276	673,055	1,035,331	191,821		11/16/2007	300
Oxford	MS		164,058	304,873	None	None	164,058	304,873	468,931	101,116		9/14/2006	300
Oxford	MS		297,182	552,097	None	None	297,182	552,097	849,279	181,272		10/12/2006	300
Philadelphia	MS		292,868	543,912	None	None	292,868	543,912	836,780	180,398		9/14/2006	300
Pontotoc	MS		285,006	529,492	None	None	285,006	529,492	814,498	175,615		9/14/2006	300
Southaven	MS		498,426	925,905	None	None	498,426	925,905	1,424,331	263,883		11/16/2007	300
Starkville	MS		175,436	326,005	None	None	175,436	326,005	501,441	108,125		9/14/2006	300
Tupelo	MS		166,869	310,095	None	None	166,869	310,095	476,964	102,848		9/14/2006	300
Tupelo	MS		225,934	419,857	None	None	225,934	419,857	645,791	139,252		9/28/2006	300
Vicksburg	MS		275,895	512,632	None	None	275,895	512,632	788,527	170,023		9/28/2006	300
West Point	MS		87,859	163,468	None	None	87,859	163,468	251,327	59,121		12/22/2005	300
Wiggins	MS		268,104	498,095	None	None	268,104	498,095	766,199	165,202		9/14/2006	300
Asheville	NC		264,226	491,419	None	None	264,226	491,419	755,645	144,967		8/28/2007	300
Granite Falls	NC		1,412,026	1,765,032	None	None	1,412,026	1,765,032	3,177,058	138,261		1/22/2013	300
High Point	NC		872,587	1,090,734	None	None	872,587	1,090,734	1,963,321	85,441		1/22/2013	300
Hildebran	NC		966,417	1,208,021	None	None	966,417	1,208,021	2,174,438	94,628		1/22/2013	300
Lincolnton	NC		1,811,063	2,263,829	None	None	1,811,063	2,263,829	4,074,892	177,333		1/22/2013	300
Raeford	NC		773,505	966,881	None	None	773,505	966,881	1,740,386	75,739		1/22/2013	300
Thomasville	NC		983,522	1,229,402	None	None	983,522	1,229,402	2,212,924	96,303		1/22/2013	300
Walkertown	NC		1,033,636	1,292,046	None	None	1,033,636	1,292,046	2,325,682	101,210		1/22/2013	300
Winston Salem	NC		353,239	656,427	None	None	353,239	656,427	1,009,666	351,183		8/31/2001	300
Winston Salem	NC		126,423	235,323	None	None	126,423	235,323	361,746	85,108		12/22/2005	300
Devils Lake	ND		150,390	279,798	None	None	150,390	279,798	430,188	101,194		12/22/2005	300
Fargo	ND		217,057	403,609	None	None	217,057	403,609	620,666	145,972		12/22/2005	300
Jamestown	ND		136,523	254,045	None	None	136,523	254,045	390,568	91,879		12/22/2005	300
Minot	ND		153,870	286,260	None	None	153,870	286,260	440,130	103,531		12/22/2005	300
Omaha	NE		444,460	825,938	None	32	444,460	825,970	1,270,430	295,977		1/11/2006	300
Omaha	NE		350,000	650,877	None	32	350,000	650,909	1,000,909	192,023		8/28/2007	300
Amherst	NY		412,349	767,082	None	None	412,349	767,082	1,179,431	226,287		8/28/2007	300
Buffalo	NY		317,454	591,060	None	None	317,454	591,060	908,514	174,358		8/28/2007	300
Cincinnati	OH		299,187	556,978	None	None	299,187	556,978	856,165	164,285		8/28/2007	300
Mentor	OH		394,450	734,205	None	None	394,450	734,205	1,128,655	216,577		8/28/2007	300
Parma	OH		473,710	881,038	None	None	473,710	881,038	1,354,748	259,905		8/28/2007	300
Toledo	OH		633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	347,425		8/28/2007	300
Bixby	OK		145,791	271,272	None	None	145,791	271,272	417,063	98,110		12/22/2005	300
Checotah	OK		153,232	285,092	None	None	153,232	285,092	438,324	103,108		12/22/2005	300
Idabel	OK		214,244	398,545	None	None	214,244	398,545	612,789	213,213		8/31/2001	300
Owasso	OK		327,043	607,645	None	None	327,043	607,645	934,688	325,086		8/31/2001	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tahlequah	OK		224,982	418,341	None	None	224,982	418,341	643,323	151,300		12/22/2005	300
Tulsa	OK		295,993	549,981	None	None	295,993	549,981	845,974	294,236		8/31/2001	300
Salem	OR		198,540	689,507	None	None	198,540	689,507	888,047	487,320		5/23/1989	300
The Dalles	OR		1,034,805	1,293,506	None	None	1,034,805	1,293,506	2,328,311	101,325		1/22/2013	300
Greensburg	PA		315,000	586,368	None	None	315,000	586,368	901,368	172,975		8/28/2007	300
Philadelphia	PA		423,333	787,125	None	None	423,333	787,125	1,210,458	232,200		8/28/2007	300
Aiken	SC		240,937	447,656	None	None	240,937	447,656	688,593	148,473		9/14/2006	300
Columbia	SC		952,423	1,190,529	None	None	952,423	1,190,529	2,142,952	93,258		1/22/2013	300
Columbia	SC		812,611	1,015,764	None	None	812,611	1,015,764	1,828,375	79,568		1/22/2013	300
Inman	SC		809,987	1,012,483	None	None	809,987	1,012,483	1,822,470	79,311		1/22/2013	300
Leesville	SC		899,686	1,124,607	None	None	899,686	1,124,607	2,024,293	88,094		1/22/2013	300
Newberry	SC		708,489	885,611	None	None	708,489	885,611	1,594,100	69,373		1/22/2013	300
Piedmont	SC		841,862	1,052,327	None	None	841,862	1,052,327	1,894,189	82,432		1/22/2013	300
Spartanburg	SC		957,339	1,196,673	None	None	957,339	1,196,673	2,154,012	93,739		1/22/2013	300
Walternoro	SC		240,000	779,500	None	None	240,000	779,500	1,019,500	1,299		12/8/2014	300
Chamberlain	SD		139,587	259,627	None	None	139,587	259,627	399,214	93,898		12/22/2005	300
Madison	SD		112,143	208,660	None	None	112,143	208,660	320,803	75,465		12/22/2005	300
Rapid City	SD		197,967	368,047	None	None	197,967	368,047	566,014	133,110		12/22/2005	300
Sioux Falls	SD		340,718	633,332	None	None	340,718	633,332	974,050	201,611		1/19/2007	300
Spearfish	SD		142,114	264,320	None	None	142,114	264,320	406,434	95,595		12/22/2005	300
Watertown	SD		197,559	367,289	None	None	197,559	367,289	564,848	132,836		12/22/2005	300
Winner	SD		115,591	215,063	None	None	115,591	215,063	330,654	77,781		12/22/2005	300
Antioch	TN		244,470	454,016	None	None	244,470	454,016	698,486	149,069		10/2/2006	300
Bartlett	TN		152,469	283,343	None	None	152,469	283,343	435,812	93,975		9/14/2006	300
Brownsville	TN		289,379	538,081	None	None	289,379	538,081	827,460	287,865		8/31/2001	300
Chattanooga	TN		490,000	740,474	None	None	490,000	740,474	1,230,474	16,044		6/30/2014	300
Collierville	TN		433,503	805,339	None	None	433,503	805,339	1,238,842	229,522		11/16/2007	300
Columbia	TN		410,242	761,878	None	None	410,242	761,878	1,172,120	250,150		10/2/2006	300
Germantown	TN		356,774	662,837	None	None	356,774	662,837	1,019,611	188,908		11/16/2007	300
Henderson	TN		155,954	289,815	None	None	155,954	289,815	445,769	96,122		9/14/2006	300
Hermitage	TN		341,251	633,753	None	None	341,251	633,753	975,004	208,082		10/2/2006	300
Jackson	TN		126,158	234,594	None	469	126,158	235,063	361,221	84,865		12/22/2005	300
Jackson	TN		312,734	581,049	49,946	52	312,734	631,047	943,781	170,856		11/16/2007	300
Manchester	TN		411,504	764,222	None	None	411,504	764,222	1,175,726	250,920		10/2/2006	300
Martin	TN		173,616	322,616	None	None	173,616	322,616	496,232	107,001		9/14/2006	300
McMinnville	TN		442,735	635,260	None	None	442,735	635,260	1,077,995	204,323		12/21/2006	300
Memphis	TN		148,386	275,760	None	None	148,386	275,760	424,146	91,460		9/14/2006	300
Memphis	TN		254,423	472,680	None	None	254,423	472,680	727,103	155,197		10/12/2006	300
Memphis	TN		309,358	574,779	None	None	309,358	574,779	884,137	163,812		11/16/2007	300
Milan	TN		138,159	256,766	None	None	138,159	256,766	394,925	85,161		9/14/2006	300
Millington	TN		285,613	530,630	None	None	285,613	530,630	816,243	283,885		8/31/2001	300
Morristown	TN		182,935	340,274	None	None	182,935	340,274	523,209	123,065		12/22/2005	300
Murfreesboro	TN		376,568	699,340	None	None	376,568	699,340	1,075,908	229,617		10/2/2006	300
Murfreesboro	TN		383,266	712,027	None	None	383,266	712,027	1,095,293	229,035		12/21/2006	300
Nashville	TN		147,915	274,700	None	None	147,915	274,700	422,615	90,193		10/2/2006	300
Nashville	TN		432,494	803,203	None	None	432,494	803,203	1,235,697	263,718		10/2/2006	300
Nashville	TN		350,983	651,825	None	None	350,983	651,825	1,002,808	214,016		10/2/2006	300
Nashville	TN		500,000	653,785	None	None	500,000	653,785	1,153,785	14,165		6/30/2014	300
Ripley	TN		231,552	430,232	None	None	231,552	430,232	661,784	230,171		8/31/2001	300
Sevierville	TN		423,790	787,301	None	None	423,790	787,301	1,211,091	261,122		9/28/2006	300
Shelbyville	TN		245,370	455,687	None	None	245,370	455,687	701,057	149,617		10/2/2006	300
Trenton	TN		174,379	324,032	None	None	174,379	324,032	498,411	107,471		9/14/2006	300
Allen	TX		165,000	306,771	None	None	165,000	306,771	471,771	189,687	7/9/1999	5/28/1999	300
Arlington	TX		560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	306,995		8/28/2007	300
Arlington	TX		269,284	500,766	None	None	269,284	500,766	770,050	147,724		8/28/2007	300
Beaumont	TX	1,265,732	1,175,014	1,468,768	None	None	1,175,014	1,468,768	2,643,782	115,053		1/22/2013	300
Coppell	TX		212,875	396,007	None	None	212,875	396,007	608,882	116,820		8/28/2007	300
Corpus Christi	TX		826,321	1,032,902	None	None	826,321	1,032,902	1,859,223	80,911		1/22/2013	300
Dallas	TX		386,451	718,361	None	None	386,451	718,361	1,104,812	211,915		8/28/2007	300
Ennis	TX		173,250	384,793	45,798	12,600	173,250	443,191	616,441	401,195		12/28/1987	300
Ferris	TX	1,023,905	922,690	1,153,363	None	None	922,690	1,153,363	2,076,053	90,347		1/22/2013	300
Forney	TX	1,260,586	1,141,991	1,427,489	None	None	1,141,991	1,427,489	2,569,480	111,820		1/22/2013	300
Fort Worth	TX		223,195	492,067	None	54	223,195	492,121	715,316	467,775		6/26/1991	300
Fort Worth	TX		423,281	382,059	None	None	423,281	382,059	805,340	303,737		2/10/1995	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Grand Prairie	TX		280,000	520,197	None	None	280,000	520,197	800,197	153,458		8/28/2007	300
Houston	TX		194,994	386,056	None	128	194,994	386,184	581,178	363,480		6/25/1991	300
Houston	TX		113,693	-	None	58	113,693	58	113,751	5		3/7/1997	N/A
Houston	TX		335,664	624,233	None	None	335,664	624,233	959,897	184,147		8/28/2007	300
Houston	TX		1,003,721	1,254,651	None	None	1,003,721	1,254,651	2,258,372	98,281		1/22/2013	300
Hurst	TX		215,623	401,245	None	None	215,623	401,245	616,868	118,365		8/28/2007	300
Irving	TX		291,971	543,094	None	None	291,971	543,094	835,065	160,210		8/28/2007	300
Killeen	TX		262,500	583,014	None	14,468	262,500	597,482	859,982	597,419		5/29/1987	300
Lewisville	TX		448,000	832,667	None	None	448,000	832,667	1,280,667	245,635		8/28/2007	300
Lufkin	TX		128,842	239,585	None	None	128,842	239,585	368,427	86,650		12/22/2005	300
Lumberton	TX		111,146	206,720	None	None	111,146	206,720	317,866	74,764		12/22/2005	300
Porter	TX		227,067	333,031	None	None	227,067	333,031	560,098	264,760		2/9/1995	300
Santa Fe	TX		304,414	623,331	None	None	304,414	623,331	927,745	418,613		3/23/1998	300
Sealy	TX		197,871	391,753	None	128	197,871	391,881	589,752	368,843		6/25/1991	300
South Houston	TX	1,193,698	1,139,426	1,424,283	None	None	1,139,426	1,424,283	2,563,709	111,569		1/22/2013	300
Stafford	TX		214,024	423,733	None	128	214,024	423,861	637,885	398,945		6/26/1991	300
Temple	TX		302,505	291,414	None	None	302,505	291,414	593,919	231,674		2/9/1995	300
Texarkana	TX		311,263	578,266	None	None	311,263	578,266	889,529	309,369		8/31/2001	300
Victoria	TX	1,137,100	1,062,212	1,327,765	None	None	1,062,212	1,327,765	2,389,977	104,008		1/22/2013	300
Victoria	TX	987,888	884,385	1,105,481	None	None	884,385	1,105,481	1,989,866	86,596		1/22/2013	300
Vidor	TX		146,291	271,990	None	None	146,291	271,990	418,281	98,370		12/22/2005	300
Hampton	VA		805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	441,259		8/28/2007	300
Lynchburg	VA		308,824	573,529	None	None	308,824	573,529	882,353	98,456		9/14/2010	300
Virginia Beach	VA		551,588	797,260	27,378	19,745	551,588	844,383	1,395,971	558,888		2/23/1998	300
Spokane	WA		479,531	646,719	None	None	479,531	646,719	1,126,250	434,327		3/27/1998	300
Vancouver	WA		1,302,457	1,628,071	None	None	1,302,457	1,628,071	2,930,528	127,532		1/22/2013	300
Appleton	WI		340,126	631,662	None	None	340,126	631,662	971,788	68,430		4/17/2012	300
Grafton	WI		149,778	332,664	None	None	149,778	332,664	482,442	332,664		10/29/1987	300
Green Bay	WI		308,131	572,756	None	None	308,131	572,756	880,887	205,237		1/11/2006	300
Oshkosh	WI		385,870	716,616	None	None	385,870	716,616	1,102,486	77,633		4/17/2012	300

Shoe stores
Lebec	CA	9,100,140	2,357,234	30,943,343	None	None	2,357,234	30,943,343	33,300,577	1,731,354		1/22/2013	420
Staten Island	NY		3,190,883	3,413,933	104,361	207,462	3,190,883	3,725,756	6,916,639	1,974,751		3/26/1998	300
Brookville	OH	19,099,860	2,577,129	48,823,456	None	None	2,577,129	48,823,456	51,400,585	2,731,789		1/22/2013	420
McMinnville	TN		703,355	1,432,903	17,538	3,643	703,355	1,454,084	2,157,439	433,257		11/1/2006	300

Sporting goods
Anchorage	AK		1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	2,665,562		10/17/2001	300
Mesa	AZ		984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	483,907		2/12/2007	300
Phoenix	AZ		3,250,000	5,735,722	None	None	3,250,000	5,735,722	8,985,722	965,513		10/22/2010	300
Fresno	CA		1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,754,715		10/17/2001	300
Daytona Beach	FL		608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	1,135,385	9/10/2003	4/18/2003	300
Fort Myers	FL		1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	1,070,164		10/17/2001	300
Gainesville	FL		1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	1,180,586		10/17/2001	300
Jupiter	FL		1,698,316	4,352,255	None	247,478	1,698,316	4,599,733	6,298,049	2,172,383		5/3/2000	300
Melbourne	FL		994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	2,153,776		10/17/2001	300
Orlando	FL		1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	1,359,691		10/17/2001	300
Augusta	GA		1,460,000	6,461,804	None	None	1,460,000	6,461,804	7,921,804	49,422	9/4/2014	4/16/2014	300
Pooler	GA		1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	637,585		3/1/2006	300
Algonquin	IL		1,360,000	7,222,517	None	None	1,360,000	7,222,517	8,582,517	31,217	10/7/2014	4/22/2014	300
Geneva	IL		2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	971,540		10/17/2001	300
Marion	IL		-	1,634,833	None	None	-	1,634,833	1,634,833	-	In-progress	11/13/2014	N/A
Avon	IN		2,200,000	5,298,495	None	None	2,200,000	5,298,495	7,498,495	123,288	3/5/2014	10/11/2013	300
Greenwood	IN		1,490,000	5,241,516	None	None	1,490,000	5,241,516	6,731,516	165,981		3/25/2014	300
Bowie	MD		2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,609,766		10/17/2001	300
Winston Salem	NC		2,390,000	3,416,323	None	None	2,390,000	3,416,323	5,806,323	233,449		4/12/2013	300
Kearney	NE		173,950	344,393	None	24	173,950	344,417	518,367	339,599		5/1/1990	300
Glendale	NY		5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,786,439		12/29/2004	300
Reynoldsburg	OH		850,000	2,770,492	None	None	850,000	2,770,492	3,620,492	60,027		6/19/2014	300
Eugene	OR		720,000	7,434,760	25,586	None	720,000	7,460,346	8,180,346	540,596		3/22/2013	300
Mechanicsburg	PA		2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	2,049,028		11/8/2001	300
Columbia	SC		1,145,120	2,770,957	None	None	1,145,120	2,770,957	3,916,077	797,647		3/3/2005	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Spartanburg	SC		1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	1,217,604		3/3/2005	300
Mt Juliet	TN		2,449,395	6,178,862	None	None	2,449,395	6,178,862	8,628,257	70,268	5/12/2014	12/10/2013	300
El Paso	TX		700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	1,321,482		10/17/2001	300
Huntsville	TX		580,000	5,720,000	None	None	580,000	5,720,000	6,300,000	66,733		9/29/2014	300
Wichita Falls	TX		1,100,000	5,556,669	None	None	1,100,000	5,556,669	6,656,669	138,917		5/13/2014	300
Fredericksburg	VA		1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,574,368		10/17/2001	300

Telecommunications
Augusta	GA		2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	1,650,766		4/1/2011	300
Harmans	MD		3,411,391	11,757,946	363,285	None	3,411,391	12,121,231	15,532,622	675,351		1/22/2013	420
East Syracuse	NY	9,100,000	880,000	15,816,613	None	None	880,000	15,816,613	16,696,613	320,098		4/30/2014	420
Salem	OR		1,721,686	9,387,216	2,750	58	1,721,686	9,390,024	11,111,710	1,330,732		6/22/2011	300
Brownsville	TX		1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	1,716,361		4/1/2011	300

Theaters
Fairbanks	AK		2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	5,378		9/27/2000	300
Huntsville	AL		2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	8,036		9/27/2000	300
Chula Vista	CA		2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	1,203,412		8/8/2011	300
Norwalk	CA		2,466,208	13,463,098	None	None	2,466,208	13,463,098	15,929,306	1,817,518		8/8/2011	300
Denver	CO		5,150,000	9,056,647	None	None	5,150,000	9,056,647	14,206,647	196,227		6/27/2014	300
Naples	FL		2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	5,133,089		9/27/2000	300
Austell	GA		2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	1,370,012		8/8/2011	300
Chamblee	GA		4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	8,204		9/27/2000	300
Morrow	GA		2,962,468	13,170,143	107,448	None	2,962,468	13,277,591	16,240,059	1,814,026		8/8/2011	300
Council Bluffs	IA		4,924,553	14,207,916	None	None	4,924,553	14,207,916	19,132,469	3,239,625		1/31/2008	300
Dubuque	IA		3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	1,646,615		1/31/2008	300
Edwardsville	IL		4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	3,371,336		9/28/2005	300
Lake In The Hills	IL		3,297,566	11,716,314	None	None	3,297,566	11,716,314	15,013,880	3,507,824		9/28/2005	300
Marion	IL		832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	1,300,781		9/28/2005	300
Mattoon	IL		543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	1,899,279		9/28/2005	300
North Pekin	IL		1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	3,413,043		9/28/2005	300
Rockford	IL		4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	6,197,887		9/28/2005	300
Springfield	IL		3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	3,866,978		9/28/2005	300
Bloomington	IN		2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	2,949,071		9/28/2005	300
Columbus	IN		1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	2,688,761		9/28/2005	300
Indianapolis	IN		2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	6,366,661		9/28/2005	300
Terre Haute	IN		1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	3,655,661		9/28/2005	300
Coon Rapids	MN		2,460,040	17,641,170	None	None	2,460,040	17,641,170	20,101,210	5,593,029		9/28/2005	300
Inver Grove	MN		2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	5,676,915		9/28/2005	300
Poplar Bluff	MO		1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	1,810,937		9/28/2005	300
Rockaway	NJ		8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	4,726,034	12/6/2006	4/13/2005	300
Binghamton	NY		2,700,000	5,570,505	47,777	None	2,700,000	5,618,282	8,318,282	2,085,595		9/29/2005	300
Henrietta	NY		2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	1,208,742		8/8/2011	300
Akron	OH		1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	778		9/27/2000	300
Beavercreek	OH		2,062,545	8,467,551	421,563	None	2,062,545	8,889,114	10,951,659	1,238,820		8/8/2011	300
Columbus	OH		2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	2,503,339		11/1/2002	300
Hillsboro	OR		4,915,032	16,377	None	58	4,915,032	16,435	4,931,467	9,215		9/27/2000	300
Portland	OR		2,793,001	9,942	None	58	2,793,001	10,000	2,803,001	5,601		9/27/2000	300
Spartanburg	SC		2,072,738	8,340,814	2,000	None	2,072,738	8,342,814	10,415,552	820,522		7/31/2012	300
Burleson	TX		2,280,000	2,802,189	None	134	2,280,000	2,802,323	5,082,323	948,127		7/26/2006	300
Laredo	TX		2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	1,809,063	10/11/2006	8/9/2005	300
Live Oak	TX		2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	1,711,105		8/8/2011	300
Longview	TX		2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	1,939,917		12/21/2005	300
Lubbock	TX		1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	942,890		8/8/2011	300
Waco	TX		1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	1,930,777		10/6/2006	300
Glen Allen	VA		1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	5,572,832		9/27/2000	300
Roanoke	VA		2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	1,258,869		8/8/2011	300
Sterling	VA		4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	18,157		9/27/2000	300
Marysville	WA		1,988,142	-	None	None	1,988,142	-	1,988,142	-		7/27/2000	N/A
Fitchburg	WI		5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	2,864,184		1/31/2008	300

Transportation services
Phoenix	AZ		4,106,903	23,819,301	None	None	4,106,903	23,819,301	27,926,204	1,332,747		1/22/2013	420

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

West Sacramento	CA	15,000,000	12,277,918	29,165,650	15,541	None	12,277,918	29,181,191	41,459,109	1,632,794		1/22/2013	420
Palmetto	FL		1,853,907	9,636,680	12,345	None	1,853,907	9,649,025	11,502,932	1,463,855		3/17/2011	300
Conley	GA		420,000	780,000	None	None	420,000	780,000	1,200,000	123,500		1/10/2011	300
Chicago	IL		612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	180,104		1/10/2011	300
Grayslake	IL		5,044,195	26,213,408	500	None	5,044,195	26,213,908	31,258,103	2,928,355		4/21/2011	300
Evansville	IN		959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	533,661		9/13/2011	300
Dodge City	KS	1,224,570	244,811	3,713,789	None	None	244,811	3,713,789	3,958,600	168,766		1/22/2013	420
Hays	KS	895,274	171,304	2,695,576	None	None	171,304	2,695,576	2,866,880	100,267		1/22/2013	420
Wichita	KS		2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	1,118,962		3/16/2011	300
Louisville	KY		472,500	877,500	None	None	472,500	877,500	1,350,000	138,938		1/10/2011	300
Louisville	KY	14,801,130	5,732,055	30,841,995	73,256	None	5,732,055	30,915,251	36,647,306	1,730,858		1/22/2013	420
Saint Rose	LA		3,147,428	8,283,048	14,329	None	3,147,428	8,297,377	11,444,805	1,007,925		12/20/2011	300
Baltimore	MD		1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	2,092,265	12/24/2003	4/1/2003	300
Baltimore	MD		4,499,317	50,712,048	36,500	None	4,499,317	50,748,548	55,247,865	2,627,402		1/22/2013	420
Detroit	MI		280,000	520,000	None	None	280,000	520,000	800,000	82,333		1/10/2011	300
Gibraltar	MI		245,000	455,000	None	None	245,000	455,000	700,000	72,042		1/10/2011	300
Saginaw	MI		219,564	10,638,391	None	None	219,564	10,638,391	10,857,955	595,243		1/22/2013	420
Saline	MI	4,833,060	1,275,995	17,419,749	None	None	1,275,995	17,419,749	18,695,744	780,493		1/22/2013	420
Saint Cloud	MN	2,197,022	474,860	4,309,642	None	None	474,860	4,309,642	4,784,502	241,135		1/22/2013	420
Shakopee	MN		2,451,948	12,666,197	None	98,424	2,451,948	12,764,621	15,216,569	1,375,560		3/17/2011	300
Springfield	MO	9,498,870	2,669,300	19,440,332	None	None	2,669,300	19,440,332	22,109,632	1,087,733		1/22/2013	420
Petal	MS		315,000	3,657,281	None	None	315,000	3,657,281	3,972,281	157,355	5/24/2013	7/12/2012	420
Charlotte	NC		735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	216,125		1/10/2011	300
Grand Forks	ND	1,687,642	366,876	3,329,620	10,205	None	366,876	3,339,825	3,706,701	187,278		1/22/2013	420
Lincoln	NE	3,658,273	792,802	8,030,247	None	None	792,802	8,030,247	8,823,049	449,311		1/22/2013	420
West Lebanon	NH		996,755	8,076,928	None	None	996,755	8,076,928	9,073,683	451,923		1/22/2013	420
Bronx	NY	13,385,049	-	19,765,973	75,475	None	-	19,841,448	19,841,448	1,131,898		1/22/2013	420
Rensselaer	NY		5,393,842	64,054,730	None	142,250	5,393,842	64,196,980	69,590,822	3,330,552		1/22/2013	420
Columbus	OH		245,000	455,000	None	None	245,000	455,000	700,000	72,042		1/10/2011	300
North Canton	OH		-	10,641,063	None	None	-	10,641,063	10,641,063	595,393		1/22/2013	420
Uniontown	OH		2,237,958	53,040,112	None	None	2,237,958	53,040,112	55,278,070	2,967,721		1/22/2013	420
Vandalia	OH		719,985	10,102,113	None	None	719,985	10,102,113	10,822,098	1,094,396		4/10/2012	300
Walbridge	OH		210,000	390,000	None	None	210,000	390,000	600,000	61,750		1/10/2011	300
Coraopolis	PA		350,000	650,000	None	None	350,000	650,000	1,000,000	102,917		1/10/2011	300
Franklin	PA		405,243	1,832,175	22,294	None	405,243	1,854,469	2,259,712	284,973		3/15/2011	300
Parker	PA		210,000	390,000	None	None	210,000	390,000	600,000	61,750		1/10/2011	300
Snow Shoe	PA		591,101	12,994,366	None	None	591,101	12,994,366	13,585,467	727,066		1/22/2013	420
Sioux Falls	SD	1,605,500	416,023	3,775,664	None	None	416,023	3,775,664	4,191,687	209,994		1/22/2013	420
Chattanooga	TN		2,024,239	8,974,591	500	None	2,024,239	8,975,091	10,999,330	1,361,334		3/17/2011	300
Memphis	TN		3,570,000	16,398,303	202,533	None	3,570,000	16,600,836	20,170,836	879,324		2/27/2013	420
Freeport	TX		245,000	455,000	None	None	245,000	455,000	700,000	72,042		1/10/2011	300
Houston	TX		5,802,459	45,111,656	None	None	5,802,459	45,111,656	50,914,115	2,524,105		1/22/2013	420
Houston	TX	9,187,363	3,140,000	11,319,877	None	None	3,140,000	11,319,877	14,459,877	310,603		1/31/2014	420
Houston	TX	12,427,637	3,910,000	16,504,232	None	None	3,910,000	16,504,232	20,414,232	452,786		1/31/2014	420
La Porte	TX		875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	257,292		1/10/2011	300
Sherman	TX		439,127	9,850,570	None	None	439,127	9,850,570	10,289,697	551,161		1/22/2013	420
Vineyard	UT		1,732,107	7,355,673	None	None	1,732,107	7,355,673	9,087,780	818,896		3/17/2011	300
Spokane Valley	WA		805,923	9,103,792	None	12	805,923	9,103,804	9,909,727	509,379		1/22/2013	420
Beckley	WV	2,299,927	497,198	6,041,389	None	None	497,198	6,041,389	6,538,587	264,131		1/22/2013	420
Charleston	WV		2,251,894	6,475,946	None	None	2,251,894	6,475,946	8,727,840	252,531		12/28/2012	420

Wholesale clubs
Colorado Springs	CO		3,540,000	6,206,964	1,500	None	3,540,000	6,208,464	9,748,464	382,988		6/28/2013	300
Derby	CT		5,699,931	10,584,586	1,000	None	5,699,931	10,585,586	16,285,517	970,479		9/20/2012	300
Waterford	CT		11,841,797	21,990,910	1,000	None	11,841,797	21,991,910	33,833,707	2,016,058		9/20/2012	300
Sanford	FL		5,788,032	10,748,203	1,000	None	5,788,032	10,749,203	16,537,235	985,477		9/20/2012	300
Augusta	GA	5,690,200	4,673,148	9,903,758	2,072	None	4,673,148	9,905,830	14,578,978	776,192		1/22/2013	300
Louisville	KY		2,760,000	4,164,146	1,500	None	2,760,000	4,165,646	6,925,646	257,014		6/28/2013	300
Kenner	LA		2,570,000	6,294,719	1,500	None	2,570,000	6,296,219	8,866,219	388,399		6/28/2013	300
Abingdon	MD		8,965,840	16,649,846	1,000	None	8,965,840	16,650,846	25,616,686	1,526,461		9/20/2012	300
Capitol Heights	MD	17,820,000	2,900,000	19,570,396	1,000	None	2,900,000	19,571,396	22,471,396	554,570		4/1/2014	300
Columbia	MD		10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	2,496,148		9/30/2011	300
Nashua	NH		7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	1,761,692		9/30/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Clay	NY		6,902,476	12,817,384	1,500	None	6,902,476	12,818,884	19,721,360	1,175,264		9/20/2012	300
Freeport	NY		13,122,718	24,369,763	1,000	None	13,122,718	24,370,763	37,493,481	3,209,010		9/30/2011	300
Yorktown Heights	NY		11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	2,744,875		9/30/2011	300
Oklahoma City	OK		3,130,000	6,607,526	1,500	None	3,130,000	6,609,026	9,739,026	407,689		6/28/2013	300
Tulsa	OK		3,100,000	6,280,893	1,500	None	3,100,000	6,282,393	9,382,393	387,547		6/28/2013	300
Conshohocken	PA		7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	1,768,288		9/30/2011	300
Stroudsburg	PA		5,192,837	9,642,340	1,500	None	5,192,837	9,643,840	14,836,677	884,219		9/20/2012	300
York	PA		5,433,864	10,090,462	1,000	None	5,433,864	10,091,462	15,525,326	925,184		9/20/2012	300
Memphis	TN		4,810,000	4,880,207	None	None	4,810,000	4,880,207	9,690,207	300,946		6/28/2013	300
Nashville	TN		3,750,000	6,190,754	1,500	None	3,750,000	6,192,254	9,942,254	381,988		6/28/2013	300
Amarillo	TX		1,190,000	5,820,158	1,000	None	1,190,000	5,821,158	7,011,158	359,060		6/28/2013	300
El Paso	TX		2,720,000	6,293,142	1,000	None	2,720,000	6,294,142	9,014,142	388,227		6/28/2013	300
Houston	TX		3,410,000	5,759,623	1,500	None	3,410,000	5,761,123	9,171,123	355,402		6/28/2013	300
Jersey Village	TX		3,370,000	5,865,635	1,500	None	3,370,000	5,867,135	9,237,135	361,939		6/28/2013	300
Plano	TX		6,750,000	7,580,624	1,000	None	6,750,000	7,581,624	14,331,624	467,622		6/28/2013	300
San Antonio	TX		3,660,000	5,213,163	1,500	None	3,660,000	5,214,663	8,874,663	321,703		6/28/2013	300
San Antonio	TX		3,830,000	5,019,869	1,500	None	3,830,000	5,021,369	8,851,369	309,784		6/28/2013	300
Tyler	TX		1,940,000	4,638,872	1,500	None	1,940,000	4,640,372	6,580,372	286,289		6/28/2013	300
Waco	TX		2,000,000	4,262,780	1,500	None	2,000,000	4,264,280	6,264,280	263,096		6/28/2013	300
Mechanicsville	VA		5,650,222	10,493,270	None	None	5,650,222	10,493,270	16,143,492	961,883		9/20/2012	300
Woodbridge	VA		5,659,285	10,509,101	1,000	None	5,659,285	10,510,101	16,169,386	1,384,023		9/30/2011	300

Other
Irondale	AL		392,795	865,115	42,603	164	392,795	907,882	1,300,677	613,584		9/30/1997	300
Escondido	CA		1,949,375	12,966,248	832,944	None	1,949,375	13,799,192	15,748,567	4,035,672	8/13/2007	1/18/2006	300
San Diego	CA		5,699,757	22,467,583	126,805	24	5,699,757	22,594,412	28,294,169	567,968		9/13/2013	420
San Diego	CA		5,810,243	15,629,523	140,198	24	5,810,243	15,769,745	21,579,988	538,845		9/13/2013	420
Venice	FL		259,686	362,562	56,657	154	259,686	419,373	679,059	274,008		11/26/1996	300
Wichita	KS		289,714	797,856	10,910	16,580	289,714	825,346	1,115,060	528,675		11/23/1998	300
Jackson	MS		405,360	656,296	(124,313)	None	405,360	531,983	937,343	487,964		11/26/1996	300
Meridian	MS		181,156	515,598	107,001	None	181,156	622,599	803,755	438,959		11/26/1996	300
Watertown	NY		139,199	-	None	None	139,199	-	139,199	-		8/18/1986	N/A
Cincinnati	OH		328,187	921,232	118,422	546	328,187	1,040,200	1,368,387	671,231		11/14/1997	300
Crest Net Lease			1,979,029	2,068,510	(2,065,386)	17,030	1,979,030	20,153	1,999,183	175,606		Various	300

		836,010,827	3,056,718,946	8,091,216,708	18,052,282	6,360,479	3,053,540,974	8,118,807,441	11,172,348,415	1,390,808,700

Note 1.

Realty Income Corporation owns 4,327 single-tenant properties and two corporate headquarters properties. Crest Net Lease, Inc. owns two properties.

Realty Income Corporation also owns 19 multi-tenant properties located in each of the following cities: El Cajon, CA; Elk Grove, CA; Hanford, CA; San Diego, CA; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Macon, GA; Valdosta, GA; Fair Grove, MO; Columbus, OH; Edmond, OK; Jackson, TN; Memphis, TN; Cedar Park, TX; Dallas, TX; The Colony, TX and Virginia Beach, VA.

Note 2.	Includes mortgages payable secured by 241 properties, but excludes unamortized net debt premiums of $16.6 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $10,725,731,049 and for Crest Net Lease, Inc. is $4,153,963.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2014	2013	2012

	Balance at Beginning of Period	9,918,069,735	5,978,155,929	4,976,096,132

	Additions During Period:
	Acquisitions	1,463,440,724	4,701,785,534	1,130,059,158
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(126,550,939)	(645,225,410)	(86,100,036)
	Equipment	0	0	0
	Improvements, Etc.	5,210,401	7,226,683	4,934,558
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	523,907	6,997,768	13,081,252

	Total Additions	1,342,624,093	4,070,784,575	1,061,974,932

	Deductions During Period:
	Cost of Real Estate sold or disposed of	83,059,172	127,218,307	54,223,955

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description	Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)	(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

	Cost of Equipment sold							0	0	0
	Releasing costs							732,130	251,616	582,705
	Other (including Provisions for Impairment)							4,554,113	3,400,846	5,108,475
	Total Deductions							88,345,414	130,870,769	59,915,135
	Balance at Close of Period							11,172,348,415	9,918,069,735	5,978,155,929

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period							1,121,460,394	936,019,074	816,087,890

	Additions During Period - Provision for Depreciation							290,551,867	242,619,990	135,470,091

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of							21,203,561	57,178,670	15,538,907
	Balance at Close of Period							1,390,808,700	1,121,460,394	936,019,074

Note 6.	In 2014, provisions for impairment were recorded on twelve Realty Income properties.
	In 2013, provisions for impairment were recorded on nine Realty Income properties.
	In 2012, provisions for impairment were recorded on ten Realty Income properties.

Note 7.

In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $83,532 in 2014, negative $64,339 in 2013 and $30,553 in 2012 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.	Realty Income Corporation owns 4,327 single-tenant properties and two corporate headquarters properties. Crest Net Lease, Inc. owns two properties.

Realty Income Corporation also owns 19 multi-tenant properties located in each of the following cities: El Cajon, CA; Elk Grove, CA; Hanford, CA; San Diego, CA; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Macon, GA; Valdosta, GA; Fair Grove, MO; Columbus, OH; Edmond, OK; Jackson, TN; Memphis, TN; Cedar Park, TX; Dallas, TX; The Colony, TX and Virginia Beach, VA.

Note 2.	Includes mortgages payable secured by 241 properties, but excludes unamortized net debt premiums of $16.6 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $10,725,731,049 and for Crest Net Lease, Inc. is $4,153,963.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2014	2013	2012

	Balance at Beginning of Period	9,918,069,735	5,978,155,929	4,976,096,132

	Additions During Period:
	Acquisitions	1,463,440,724	4,701,785,534	1,130,059,158
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(126,550,939)	(645,225,410)	(86,100,036)
	Equipment	0	0	0
	Improvements, Etc.	5,210,401	7,226,683	4,934,558
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	523,907	6,997,768	13,081,252

	Total Additions	1,342,624,093	4,070,784,575	1,061,974,932

	Deductions During Period:
	Cost of Real Estate sold or disposed of	83,059,172	127,218,307	54,223,955
	Cost of Equipment sold	0	0	0
	Releasing costs	732,130	251,616	582,705
	Other (including Provisions for Impairment)	4,554,113	3,400,846	5,108,475

	Total Deductions	88,345,414	130,870,769	59,915,135

	Balance at Close of Period	11,172,348,415	9,918,069,735	5,978,155,929

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	1,121,460,394	936,019,074	816,087,890

	Additions During Period - Provision for Depreciation	290,551,867	242,619,990	135,470,091

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	21,203,561	57,178,670	15,538,907

	Balance at Close of Period	1,390,808,700	1,121,460,394	936,019,074

Note 6.	In 2014, provisions for impairment were recorded on twelve Realty Income properties.
	In 2013, provisions for impairment were recorded on nine Realty Income properties.
	In 2012, provisions for impairment were recorded on ten Realty Income properties.

Note 7.

In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $83,532 in 2014, negative $64,339 in 2013 and $30,553 in 2012 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.