Form 10-Q
period 2015-03-31
REALTY INCOME CORP
filed 2015-04-30
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

11995 El Camino Real, San Diego, California 92130

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 284-5000

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

There were 232,538,873 shares of common stock outstanding as of April 23, 2015.

REALTY INCOME CORPORATION

Index to Form 10-Q

March 31, 2015

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(dollars in thousands, except per share data)

	2015	2014
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,081,468	$3,046,372
Buildings and improvements	8,221,599	8,107,199
Total real estate, at cost	11,303,067	11,153,571
Less accumulated depreciation and amortization	(1,459,320)	(1,386,871)
Net real estate held for investment	9,843,747	9,766,700
Real estate held for sale, net	9,394	14,840
Net real estate	9,853,141	9,781,540
Cash and cash equivalents	12,190	3,852
Accounts receivable, net	66,831	64,386
Acquired lease intangible assets, net	1,056,845	1,039,724
Goodwill	15,425	15,470
Other assets, net	87,721	107,650
Total assets	$11,092,153	$11,012,622

LIABILITIES AND EQUITY
Distributions payable	$45,466	$43,675
Accounts payable and accrued expenses	77,594	123,287
Acquired lease intangible liabilities, net	228,191	220,469
Other liabilities	41,404	53,145
Line of credit payable	370,000	223,000
Term loan	70,000	70,000
Mortgages payable, net	799,318	852,575
Notes payable, net	3,785,718	3,785,372
Total liabilities	5,417,691	5,371,523

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 227,031,104 shares issued and outstanding as of March 31, 2015 and 224,881,192 shares issued and outstanding at December 31, 2014	6,569,610	6,464,987
Distributions in excess of net income	(1,314,952)	(1,246,964)
Total stockholders’ equity	5,650,036	5,613,401
Noncontrolling interests	24,426	27,698
Total equity	5,674,462	5,641,099
Total liabilities and equity	$11,092,153	$11,012,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2015 and 2014

(dollars in thousands, except per share data) (unaudited)

	2015	2014
REVENUE
Rental	$235,122	$214,122
Tenant reimbursements	9,963	6,427
Other	1,782	1,023
Total revenue	246,867	221,572

EXPENSES
Depreciation and amortization	98,037	89,970
Interest	58,468	51,720
General and administrative	12,862	12,886
Property (including reimbursable)	13,976	10,577
Income taxes	1,074	1,091
Provisions for impairment	2,087	1,683
Total expenses	186,504	167,927
Gain on sales of real estate	7,218	1,271
Income from continuing operations	67,581	54,916
Income from discontinued operations	-	3,077
Net income	67,581	57,993
Net income attributable to noncontrolling interests	(317)	(332)
Net income attributable to the Company	67,264	57,661
Preferred stock dividends	(6,770)	(10,482)
Net income available to common stockholders	$60,494	$47,179

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.27	$0.21
Net income, basic and diluted	$0.27	$0.23

Weighted average common shares outstanding:
Basic	225,346,407	207,003,950
Diluted	225,825,854	207,324,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2015 and 2014

(dollars in thousands) (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,581	$57,993
Adjustments to net income:
Depreciation and amortization	98,037	89,970
Income from discontinued operations	-	(3,077)
Amortization of share-based compensation	2,552	2,697
Non-cash rental adjustments	(2,449)	(1,942)
Amortization of net premiums on mortgages payable	(1,962)	(2,385)
Amortization of deferred financing costs	2,228	2,585
Gain on sales of real estate	(7,218)	(1,271)
Provisions for impairment on real estate	2,087	1,683
Cash provided by discontinued operations	-	1,290
Change in assets and liabilities
Accounts receivable and other assets	892	9,600
Accounts payable, accrued expenses and other liabilities	(43,896)	(42,947)
Net cash provided by operating activities	117,852	114,196
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(202,781)	(603,980)
Improvements to real estate, including leasing costs	(1,345)	(1,369)
Proceeds from sales of real estate:
Continuing operations	22,274	5,772
Discontinued operations	-	6,918
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	18,083	(460)
Net cash used in investing activities	(163,769)	(593,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(126,682)	(113,414)
Cash dividends to preferred stockholders	(6,770)	(10,482)
Borrowings on line of credit	282,000	732,800
Payments on line of credit	(135,000)	(120,700)
Principal payments on mortgages payable	(51,296)	(1,797)
Redemption of preferred units	(6,750)	-
Distributions to noncontrolling interests	(428)	(466)
Proceeds from dividend reinvestment and stock purchase plan, net	102,162	2,126
Other items, including shares withheld upon vesting	(2,981)	(5,259)
Net cash provided by financing activities	54,255	482,808
Net increase in cash and cash equivalents	8,338	3,885
Cash and cash equivalents, beginning of period	3,852	10,257
Cash and cash equivalents, end of period	$12,190	$14,142

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.                                     Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2015, we owned 4,378 properties, located in 49 states and Puerto Rico, containing over 71.6 million leasable square feet.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 9).  We have no unconsolidated investments.

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $409,000 at March 31, 2015 and $765,000 at December 31, 2014.

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

E.  In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in the ASU require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification.  ASU 2015-03 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.                                     Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2015	2014
Acquired in-place leases	$1,021,247	$ 1,005,244
Accumulated amortization of acquired in-place leases	(198,976)	(177,722)
Acquired above-market leases	279,650	252,581
Accumulated amortization of acquired above-market leases	(45,076)	(40,379)
	$1,056,845	$ 1,039,724

	March 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2015	2014
Deferred financing costs, net	$22,295	$ 23,274
Restricted escrow deposits	18,300	36,540
Notes receivable issued in connection with property sales	18,243	18,342
Prepaid expenses	15,166	14,137
Impounds related to mortgages payable	4,868	5,789
Credit facility origination costs, net	3,403	4,171
Corporate assets, net	2,492	2,600
Other items	2,954	2,797
	$87,721	$ 107,650

C. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2015	2014
Common stock distributions	$43,069	$ 41,268
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	140	150
	$45,466	$ 43,675

D. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2015	2014
Notes payable - interest payable	$34,617	$ 63,919
Accrued costs on properties under development	11,498	18,011
Property taxes payable	9,641	11,634
Other items	21,838	29,723
	$77,594	$ 123,287

E. Acquired lease intangible liabilities, net, consist of the	March 31,	December 31,
following (dollars in thousands) at:	2015	2014
Acquired below-market leases	$254,381	$ 243,025
Accumulated amortization of acquired below-market leases	(26,190)	(22,556)
	$228,191	$ 220,469

F. Other liabilities consist of the following	March 31,	December 31,
(dollars in thousands) at:	2015	2014
Rent received in advance	$30,933	$ 36,122
Security deposits	5,996	5,876
Capital lease obligation	4,475	4,397
Preferred units issued upon entity acquisition	-	6,750
	$41,404	$ 53,145

4.         Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during the First Three Months of 2015 and 2014

During the first three months of 2015, we invested $209.9 million in 83 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.9%. The 83 new properties and properties under development or expansion are located in 24 states, will contain approximately 1.6 million leasable square feet, and are 100% leased with a weighted average lease term of 15.5 years. The tenants occupying the new properties operate in 12 industries and the property types consist of 74.2% retail, and 25.8% industrial and distribution, based on rental revenue.  None of our investments during 2015 caused any one tenant to be 10% or more of our total assets at March 31, 2015.

The $209.9 million invested during the first three months of 2015 was allocated as follows: $39.8 million to land, $121.2 million to buildings and improvements, $41.6 million to intangible assets related to leases, $14.1 million to other assets, net, and $6.8 million to intangible liabilities related to leases and other assumed liabilities.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2015 generated total revenues of $1.5 million and income from continuing operations of $712,000.

The purchase price allocation for $197.7 million of the $209.9 million we invested in during the first three months of 2015 is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2015. During the first three months of 2015, we finalized the purchase price allocations for $147.1 million invested in the fourth quarter of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocation adjustments.

In comparison, during the first three months of 2014, we invested $656.7 million in 337 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.0%. The 337 new properties and properties under development or expansion, were located in 35 states, contained over 4.5 million leasable square feet and were 100% leased with a weighted average lease term of 14.2 years. The tenants occupying the new properties operate in 15 industries and the property types consist of 87.6% retail, 7.8% industrial and distribution, and 4.6% office, based on rental revenue.

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

The properties acquired during the first three months of 2014 contributed total revenues of $7.9 million and income from continuing operations of $3.2 million for the three months ended March 31, 2014.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $209.9 million we invested during the first three months of 2015, $15.3 million was invested in 25 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.0%.  Of the $656.7 million we invested during the first three months of 2014, $13.4 million was invested in 13 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $94,000 and $454,000 were recorded to general and administrative expense on our consolidated statements of income during the first three months of 2015 and 2014, respectively.

C.           Investments in Existing Properties

During the first three months of 2015, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $313,000 for re-leasing costs and $1.0 million for building and tenant improvements.  In comparison, during the first three months of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $192,000 for re-leasing costs and $1.2 million for building and tenant improvements.

D.           Properties with Existing Leases

Of the $209.9 million we invested during the first three months of 2015, approximately $114.2 million was used to acquire 14 properties with existing leases.  In comparison, of the $656.7 million we invested in the first three months of 2014, approximately $403.8 million was used to acquire 90 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.  The values recorded to all of these intangible values for properties acquired during the first quarter of 2015 are based on a preliminary measurement of fair value that is subject to change.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first three months of 2015 and 2014, were $21.6 million and $20.1 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2015 and 2014 were $1.7 million and $2.0 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at March 31, 2015 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2015	$(5,889)	$65,083
2016	(7,864)	86,533
2017	(7,809)	85,333
2018	(7,549)	82,889
2019	(6,563)	72,831
Thereafter	29,291	429,602

Totals	$(6,383)	$822,271

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

At March 31, 2015, credit facility origination costs of $3.4 million are included in other assets, net, on our consolidated balance sheet.  These costs are being amortized over the remaining term of our $1.5 billion credit facility.

At March 31, 2015, we had a borrowing capacity of $1.13 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $370.0 million, as compared to an outstanding balance of $223.0 million at December 31, 2014.

The weighted average interest rate on outstanding borrowings under our credit facilities was 1.2% during the first three months of 2015 and 2014. At March 31, 2015, the effective interest rate was 1.2%.  Our current credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2015, we remain in compliance with these covenants.  We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

6.     Mortgages Payable

During the first three months of 2015, we made $51.3 million in principal payments, including the repayment of three mortgages in full for $49.4 million.  No mortgages were assumed during the first three months of 2015.

During the first three months of 2014, we made $1.8 million in principal payments and assumed mortgages totaling $45.9 million, excluding net discounts.  The mortgages are secured by the properties on which the debt was placed.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first three months of 2014, aggregate net discounts totaling $2.8 million were recorded upon assumption of mortgages with below-market interest rates. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2015, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages assumed in 2014. The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $750,000 at March 31, 2015 and $827,000 at December 31, 2014. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2015 and December 31, 2014, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
3/31/15	238	5.0%	4.0%	3.7	$ 784,715	$ 14,603	$ 799,318
12/31/14	241	5.0%	4.0%	3.7	$ 836,011	$ 16,564	$ 852,575

(1)    At March 31, 2015, there were 54 mortgages on the 238 properties, while at December 31, 2014, there were 57 mortgages on the 241 properties. The mortgages require monthly payments, with principal payments due at maturity. The mortgages are at fixed interest rates, except for four mortgages on 13 properties totaling $50.9 million at March 31, 2015, including net unamortized discounts. At December 31, 2014, five mortgages on 14 properties totaling $74.5 million, including net unamortized discounts, were at variable interest rates. All of these variable rate mortgages were acquired with arrangements which limit our exposure to interest rate risk.

(2)    Stated interest rates ranged from 2.0% to 6.9% at March 31, 2015 and December 31, 2014.

(3)    Effective interest rates ranged from 2.2% to 9.0% at March 31, 2015 and December 31, 2014.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $14.6 million, as of March 31, 2015 (dollars in millions):

Year of
Maturity
2015	$68.4
2016	248.4
2017	142.5
2018	15.1
2019	26.0
Thereafter	284.3
Totals	$784.7

7.                                     Term Loan

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under the term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.  Deferred financing costs of $303,000 are being amortized over the remaining term of the term loan.  The net balance of these deferred financing costs, which was $172,000 at March 31, 2015, and $187,000 at December 31, 2014, is included in other assets, net on our consolidated balance sheets.

8.                                     Notes Payable

A.           General

Our senior unsecured notes and bonds consisted of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,
	2015	2014
5.5% notes, issued in November 2003 and due in November 2015	$150	$150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,800	3,800
Unamortized original issuance discounts	(14)	(15)
	$3,786	$3,785

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2015, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2015	$150
2016	275
2017	175
2018	350
2019	550
Thereafter	2,300
Totals	$3,800

As of March 31, 2015, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 7.0 years.

9.         Noncontrolling Interests

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At March 31, 2015, the remaining units from this issuance represent a 1.7% ownership in Realty Income, L.P.  Realty Income holds the remaining 98.3% interests in this entity, and consolidates the entity.

A.         Neither of the common partnership units have voting rights. Both common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  Noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate.  We determined that the units meet the requirements to qualify for presentation as permanent equity.

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2015 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2014	$13,067	$14,631	$27,698
Reallocation of equity	836	(1,887)	(1,051)
Redemptions	-	(2,120)	(2,120)
Distributions	(180)	(238)	(418)
Allocation of net income	73	244	317
Carrying value at March 31, 2015	$13,796	$10,630	$24,426

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(1,032)	(1,032)
Distributions	(695)	(1,144)	(1,839)
Allocation of net income	273	1,032	1,305
Carrying value at December 31, 2014	$13,067	$14,631	$27,698

(1)       317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of March 31, 2015 and December 31, 2014.

(2)       534,546 Realty Income, L.P. units were issued on June 27, 2013, 499,546 units were outstanding as of December 31, 2014 and 419,546 remain outstanding as of March 31, 2015.

During the first three months of 2015, we recorded net equity reclassification adjustments of $1.1 million between noncontrolling interests and additional paid in capital to adjust the carrying value of noncontrolling interests to be in-line with their equity ownership interests in the entities. During the first three months of 2014, we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P. noncontrolling interests to be in-line with their equity ownership interest in the entity.

B.         The Tau Operating Partnership preferred units were recorded at fair value as of the date of acquisition.  Since they were redeemable at a fixed price on a determinable date, we initially classified them in other liabilities on our consolidated balance sheets.  Payments on these preferred units were made monthly at a rate of 2% per annum and were included in interest expense.  As of December 31, 2014, the preferred units had a carrying value of $6.75 million.  In January 2015, we redeemed all 6,750 Tau Operating Partnership preferred units for $1,000 per unit, plus accrued and unpaid distributions.

10.        Fair Value of Financial Instruments

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

	Carrying value per	Estimated fair
At March 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$18.2	$20.1
Mortgages payable assumed in connection with acquisitions, net	799.3	809.8
Notes and bonds payable, net of unamortized original issuance discounts	3,785.7	4,121.5

	Carrying value per	Estimated fair
At December 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.3	$20.1
Mortgages payable assumed in connection with acquisitions, net	852.6	857.9
Notes and bonds payable, net of unamortized original issuance discounts	3,785.4	4,092.8

The estimated fair values of our notes receivable issued in connection with property sales and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable is categorized as level three on the three-level valuation hierarchy.

The estimated fair values of our senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our notes and bonds payable, is categorized as level two on the three-level valuation hierarchy.

11.        Gain on Sales of Real Estate

During the first three months of 2015, we sold nine investment properties for $22.3 million, which resulted in a gain of $7.2 million.  The results of operations for these properties are presented within continuing operations.

During the first three months of 2014, Realty Income sold 11 investment properties for $12.7 million, which resulted in a gain of $3.9 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first three months of 2014 have been reclassified as discontinued operations, which was $2.6 million.

During the first three months of 2015, Crest Net Lease, Inc., or Crest, did not sell any properties.  During the first three months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property were reclassified as discontinued operations.

12.        Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.

Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income.  Prior to the date of adoption of ASU 2014-08, we reported, in discontinued operations, the results of operations of properties that had either been disposed of or classified as held for sale in financial statements issued.  For the three months ended March 31, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per common share, basic and diluted.

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

For the first three months of 2015, we recorded total provisions for impairment of $2.1 million on the following properties in the restaurant-casual dining industry: one sold property, one property classified as held for sale, and one property disposed of other than by sale.  For the first three months of 2014, we recorded total provisions for impairment of $1.7 million on four sold properties in the following industries: one in the consumer electronics industry, one in the home furnishings industry, and two in the restaurant-casual dining industry.  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three months ended March 31, 2015 and March 31, 2014, respectively.

14.        Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first three months of 2015 and 2014:

Month	2015	2014
January	$0.1834167	$0.1821667
February	0.1890000	0.1821667
March	0.1890000	0.1821667

Total	$0.5614167	$0.5465001

At March 31, 2015, a distribution of $0.1895 per common share was payable and was paid in April 2015.

B.         Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  During the first three months of 2014, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million.

C.         Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first three months of 2015 and 2014, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $6.8 million, and at March 31, 2015, a monthly dividend of $0.138021 per share was payable and was paid in April 2015.

15.   Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units, for the period by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation.

	Three months ended
	March 31,
	2015	2014
Weighted average shares used for the basic net income
per share computation	225,346,407	207,003,950
Incremental shares from share-based compensation	162,425	3,391
Weighted average partnership common units convertible
to common shares that were dilutive	317,022	317,022
Weighted average shares used for diluted net
income per share computation	225,825,854	207,324,363
Unvested shares from share-based compensation that
were anti-dilutive	111,338	194,933
Weighted average partnership common units convertible
to common shares that were anti-dilutive	440,546	534,546

16.        Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $85.9 million in the first three months of 2015 and $79.9 million in the first three months of 2014.

Interest capitalized to properties under development was $94,000 in the first three months of 2015 and $95,000 in the first three months of 2014.

Cash paid for income taxes was $1.8 million in the first three months of 2015 and $942,000 in the first three months of 2014.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     See note 13 for a discussion of impairments recorded by Realty Income for the first three months of 2015 and 2014.

B.     During the first three months of 2014, we assumed mortgages payable to third-party lenders of $45.9 million, recorded $2.8 million of net discounts, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions.

C.     During the first three months of 2014, we applied $48.9 million of loans receivable to the purchase price of five acquired properties.

D.    Accrued costs on properties under development resulted in an increase of $7.1 million at March 31, 2014.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of March 31, 2015 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2015	2014
Segment net real estate:
Apparel	$187,016	$188,387
Automotive service	131,420	119,684
Automotive tire services	252,785	254,857
Beverages	300,932	302,001
Child care	53,647	54,523
Convenience stores	746,209	752,047
Dollar stores	1,156,416	1,165,560
Drug stores	1,057,256	1,036,697
Financial services	260,145	262,095
Grocery stores	336,052	338,624
Health and fitness	541,941	546,583
Health care	224,982	227,084
Home improvement	229,131	226,577
Restaurants-casual dining	444,247	450,337
Restaurants-quick service	376,562	336,753
Theaters	375,636	375,982
Transportation services	659,753	661,053
Wholesale club	462,317	465,569
30 other non-reportable segments	2,056,694	2,017,127
Total segment net real estate	9,853,141	9,781,540

Intangible assets:
Apparel	51,580	52,680
Automotive service	20,111	2,909
Automotive tire services	14,453	14,871
Beverages	2,732	2,797
Convenience stores	17,161	17,535
Dollar stores	57,352	58,691
Drug stores	197,445	194,905
Financial services	38,330	39,564
Grocery stores	45,719	46,729
Health and fitness	65,189	66,460
Health care	33,750	35,017
Home improvement	36,946	35,726
Restaurants-casual dining	10,335	10,649
Restaurants-quick service	21,623	16,415
Theaters	20,561	21,601
Transportation services	97,902	101,040
Wholesale club	38,834	39,707
Other non-reportable segments	286,822	282,428

Goodwill:
Automotive service	448	452
Automotive tire services	865	865
Child care	5,064	5,095
Convenience stores	2,023	2,023
Restaurants-casual dining	2,269	2,279
Restaurants-quick service	1,085	1,085
Other non-reportable segments	3,671	3,671
Other corporate assets	166,742	175,888
Total assets	$11,092,153	$11,012,622

Revenue for the three months ended March 31,	2015	2014
Segment rental revenue:
Apparel	$5,004	$3,800
Automotive service	4,232	3,994
Automotive tire services	7,069	7,052
Beverages	6,328	6,253
Child care	5,019	4,988
Convenience stores	22,545	22,105
Dollar stores	21,947	19,523
Drug stores	22,568	20,264
Financial services	4,264	4,122
Grocery stores	7,283	5,891
Health and fitness	16,015	14,848
Health care	4,017	3,987
Home improvement	5,178	2,771
Restaurants-casual dining	9,506	9,757
Restaurants-quick service	10,395	8,729
Theaters	12,190	11,529
Transportation services	12,951	11,282
Wholesale club	9,341	8,751
30 other non-reportable segments	49,270	44,476
Total rental revenue	235,122	214,122
Tenant reimbursements	9,963	6,427
Other revenue	1,782	1,023
Total revenue	$246,867	$221,572

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.6 million during the first three months of 2015 and $2.7 million during the first three months of 2014.

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan. Our outstanding restricted stock vests over periods ranging from immediately to five years.

	For the three months ended		For the year ended
	March 31, 2015		December 31, 2014
		Weighted		Weighted
	Number of	average	Number of	average
	shares	price(1)	shares	price(1)
Outstanding nonvested
shares, beginning of year	527,176	$29.02	722,263	$23.37
Shares granted	123,585	$51.86	262,655	$39.87
Shares vested	(118,630)	$35.20	(440,348)	$36.88
Shares forfeited	(21,810)	$45.13	(17,394)	$39.07
Outstanding nonvested
shares, end of each period	510,321	$36.07	527,176	$29.02

(1) Grant date fair value.

During the first three months of 2015, we issued 123,585 shares of common stock under the 2012 Plan. These shares vest over a five year service period.  Not included in the table above are 10,269 restricted share units granted during the first three months of 2015 that vest over a five year service period and have the same economic rights as shares of restricted stock.

As of March 31, 2015, the remaining unamortized share-based compensation expense related to restricted stock totaled $18.4 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first three months of 2015 or 2014.

B.    Performance Shares

During the first three month of 2015, and the year ended December 31, 2014, we granted performance share awards, as well as dividend equivalent rights.  The number of performance shares that vest is based on the achievement of the following performance goals:

2015 Performance Awards
Metrics	Weighting
Total shareholder return (“TSR”) relative to MSCI US REIT Index	50%
TSR relative to NAREIT Freestanding Index	20%
Dividend per share growth rate	20%
Debt-to-EBITDA ratio	10%

2014 Performance Awards
Metrics	Weighting
TSR relative to MSCI US REIT Index	60%
TSR relative to NAREIT Freestanding Index	20%
Debt-to-EBITDA ratio	20%

The performance shares are earned based on our performance, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service. The performance period for the 2014 performance awards began on January 1, 2014 and will end on December 31, 2016. The performance period for the 2015 performance awards began on January 1, 2015 and will end on December 31, 2017.

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	For the three months ended		For the year ended
	March 31, 2015		December 31, 2014
	Number of	Weighted	Number of	Weighted
	performance	average	performance	average
	shares	price(1)	shares	price(1)
Outstanding nonvested
shares, beginning of year	59,405	$41.46	-	$-
Shares granted	55,716	$52.78	71,705	$41.46
Shares vested	-	$-	(4,067)	$41.46
Shares forfeited	-	$-	(8,233)	$41.46
Outstanding nonvested
shares, end of each period	115,121	$46.94	59,405	$41.46

(1) Grant date fair value.

As of March 31, 2015, the remaining share-based compensation expense related to the performance shares totaled $4.6 million.  The portion related to the market-based awards is being recognized on a straight-line basis over the service period, and the portion related to the performance-based awards is being recognized on a tranche-by-tranche basis over the service period.

19.        Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 11,000,000 common shares to be issued.  During the first three months of 2015, we issued 2,023,276 shares and raised approximately $102.2 million under the DRSPP.  During the first three months of 2014, we issued 55,870 shares and raised approximately $2.3 million under the DRSPP.  From the inception of the DRSPP through March 31, 2015, we have issued 7,114,784 shares and raised approximately $320.8 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2015, we issued 1,980,994 shares and raised $100.0 million under the waiver approval process. These shares are included in the total activity for the first three months of 2015 noted in the preceding paragraph.

20.        Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2015, we had commitments of $2.0 million for tenant improvements and leasing costs. In addition, as of March 31, 2015, we had committed $54.5 million under construction contracts, which is expected to be paid in the next twelve months.

21.        Subsequent Events

In April 2015, we declared the following dividends, which will be paid in May 2015:

•                  $0.1895 per share to our common stockholders and

•                  $0.138021 per share to our Class F preferred stockholders.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.5 million, the net proceeds of $276.3 million were used to repay borrowings under our acquisition credit facility.

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

•                  Anticipated trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties; and

•                  Future expenditures for development projects.

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014.

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is a S&P 500 real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 46 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

Realty Income (NYSE: O) was founded in 1969, and listed in 1994 on the New York Stock Exchange, or NYSE.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase earnings and distributions to stockholders through active portfolio management, asset management and the acquisition of additional properties.

Generally, our portfolio and asset management efforts seek to achieve:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases, when market conditions permit;

•                  Active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets;

•                  Maximized asset-level returns on sold properties;

•                  Optimized value on existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and

•                  Investment opportunities in new asset classes for the portfolio.

At March 31, 2015, we owned a diversified portfolio:

•                  Of 4,378 properties;

•                  With an occupancy rate of 98.0%, or 4,292 properties leased and 86 properties available for lease;

•                  Leased to 236 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 71.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,360 square feet, including approximately 11,250 square feet per retail property and 200,580 square feet per industrial and distribution property.

Of the 4,378 properties in the portfolio, 4,359, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2015, of the 4,359 single-tenant properties, 4,273 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.1 years.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of March 31, 2015, consisted of 4,378 properties located in 49 states and Puerto Rico, leased to 236 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments, represented in our property portfolio, individually accounted for no more than 10% of our rental revenue for the quarter ended March 31, 2015.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

Investment Strategy

Our investment strategy is to act as a source of capital to regional and national tenants by acquiring and leasing back their real estate locations. When identifying new properties for investment, we generally focus on acquiring the real estate tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•                  Properties that are freestanding, commercially-zoned with a single tenant;

•                  Properties that are in significant markets or strategic locations critical to generating revenue for regional and national tenants (i.e. they need the property in which they operate in order to conduct their business);

•                  Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;

•                  Properties that are located within attractive demographic areas relative to the business of our tenants, and have good visibility and easy access to major thoroughfares;

•                  Properties with real estate valuations that approximate replacement costs;

•                  Properties with rental or lease payments that approximate market rents; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•                  Tenants with reliable and sustainable cash flow;

•                  Tenants with revenue and cash flow from multiple sources;

•                  Tenants that are willing to sign a long-term lease (10 or more years); and

•                  Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for the first three months of 2015 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial and distribution properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted return.

Underwriting Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers, and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligation is less than the tenant’s unsecured general obligations. It has been our experience that tenants must retain their profitable and critical locations in order to survive.  Therefore, in the event of reorganization, they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to sell locations that are weaker performers.

In order to be considered for acquisition, properties must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit criteria. We have established a four-part analysis that examines each potential investment based on:

•                  Industry, company, market conditions, and credit profile;

•                  Store profitability for retail locations, if profitability data is available;

•                  Overall real estate characteristics, including property value and comparative rental rates; and

•                  The importance of the real estate location to the operations of the tenants’ business.

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 48% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At March 31, 2015, our top 20 tenants represent approximately 54% of our annualized revenue and ten of these tenants have investment grade credit ratings.

Asset Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing the credit quality of our portfolio.

We regularly review and analyze:

•                  The performance of the various industries of our tenants;

•                  The operation, management, business planning, and financial condition of our tenants; and

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

At March 31, 2015, we classified real estate with a carrying amount of $9.4 million as held for sale on our balance sheet. For the remainder of 2015, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in property sales for all of 2015.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 46-year policy of paying monthly dividends.  In addition, we increased the dividend three times during 2015.  As of April 2015, we have paid 70 consecutive quarterly dividend increases and increased the dividend 80 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2015 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.1890000	0.0055833
3rd increase	Mar 2015	Apr 2015	0.1895000	0.0005000

The dividends paid per share during the first three months of 2015 as compared to the first three months of 2014 increased 2.6%.  The dividends paid per share during the first three months of 2015 totaled approximately $0.561, as compared to approximately $0.547 during the first three months of 2014, an increase of $0.014.

The monthly dividend of $0.1895 per share represents a current annualized dividend of $2.274 per share, and an annualized dividend yield of approximately 4.4% based on the last reported sale price of our common stock on the NYSE of $51.60 on March 31, 2015. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the First Three Months of 2015

During the first three months of 2015, we invested $209.9 million in 83 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.9%. The 83 new properties and properties under development or expansion are located in 24 states, will contain approximately 1.6 million leasable square feet, and are 100% leased with a weighted average lease term of 15.5 years. The tenants occupying the new properties operate in 12 industries and the property types consist of 74.2% retail and 25.8% industrial and distribution, based on rental revenue.  During the first three months of 2015, none of our real estate investments caused any one tenant to be 10% or more of our total assets at March 31, 2015.

The estimated initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentage listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $209.9 million we invested during the first three months of 2015, $15.3 million was invested in 25 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.0%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At March 31, 2015, we had 86 properties available for lease out of 4,378 properties in our portfolio, which represents a 98.0% occupancy rate.  Since December 31, 2014, when we reported 70 properties available for lease out of 4,327 and a 98.4% occupancy rate, we:

•                  Had 64 lease expirations;

•                  Re-leased 43 properties; and

•                  Sold five vacant properties.

Of the 43 properties re-leased during the first three months of 2015, 30 properties were re-leased to existing tenants, two were re-leased to new tenants without vacancy, and 11 were re-leased to new tenants after a period of vacancy.  The annual rent on these 43 leases was $11.7 million, as compared to the previous rent on these same properties of $11.8 million, which represents a rent recapture rate of 99.2%.

At March 31, 2015, our average annualized rental revenue was approximately $13.20 per square foot on the 4,292 leased properties in our portfolio.  At March 31, 2015, we classified seven properties with a carrying amount of $9.4 million as held for sale on our balance sheet.  The disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the first three months of 2015, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $313,000 for re-leasing costs and $1.0 million for building and tenant improvements.  In the first three months of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $192,000 for re-leasing costs and $1.2 million for building and tenant improvements.

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

The majority of our building and tenant improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements.  It is not customary for us to offer significant tenant improvements on our properties as tenant incentives.  The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

Inclusion in S&P Indices

In January 2015, we were added to the S&P High Yield Dividend Aristocrats® index. In April 2015, we were added to the S&P 500 index and are one of 24 REITs, and the only net lease REIT included in this index.

Issuance of Common Stock

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.5 million, the net proceeds of $276.3 million were used to repay borrowings under our acquisition credit facility.

Dividend Reinvestment and Stock Purchase Plan

We have established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 11,000,000 common shares to be issued.  During the first three months of 2015, we issued 2,023,276 shares and raised approximately $102.2 million under the DRSPP.

Net Income Available to Common Stockholders

Net income available to common stockholders was $60.5 million in the first three months of 2015, compared to $47.2 million in the first three months of 2014, an increase of $13.3 million. On a diluted per common share basis, net income was $0.27 in the first three months of 2015, as compared to $0.23 in the first three months of 2014, an increase of $0.04, or 17.4%.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2015 were $7.2 million, as compared to gains from the sale of properties of $3.9 million during the first three months of 2014.

Funds from Operations Available to Common Stockholders (FFO)

In the first three months of 2015, our FFO increased by $18.4 million, or 13.7%, to $152.9 million versus $134.5 million in the first three months of 2014.  On a diluted per common share basis, FFO was $0.68 in the first three months of 2015, compared to $0.65 in the first three months of 2014, an increase of $0.03, or 4.6%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2015, our AFFO increased by $19.4 million, or 14.6%, to $152.1 million versus $132.7 million in the first three months of 2014. On a diluted per common share basis, AFFO was $0.67 in the first three months of 2015, compared to $0.64 in the first three months of 2014, an increase of $0.03, or 4.7%.

See our discussion of FFO and AFFO (which are not financial measures under GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our $1.5 billion credit facility and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2015, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable and credit facility borrowings were $5.02 billion, or approximately 29.2% of our total market capitalization of $17.19 billion.

We define our total market capitalization at March 31, 2015 as the sum of:

•                  Shares of our common stock outstanding of 227,031,104, plus total common units outstanding of 736,568, multiplied by the last reported sales price of our common stock on the NYSE of $51.60 per share on March 31, 2015, or $11.75 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $370.0 million on our credit facility;

•                  Outstanding mortgages payable of $784.7 million, excluding net mortgage premiums of $14.6 million;

•                  Outstanding borrowings of $70.0 million on our term loan; and

•                  Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $14.3 million.

Universal Shelf Registration

In February 2013, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in February 2016. This replaced our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Mortgage Debt

As of March 31, 2015, we had $784.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at March 31, 2015, we had net premiums totaling $14.6 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first three months of 2015, we made $51.3 million of principal payments, including the repayment of three mortgages in full for $49.4 million.

Term Loan

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which essentially fixes our per annum interest rate on the term loan at 2.15%.

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

At March 31, 2015, we had a borrowing capacity of $1.13 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $370.0 million.  As of April 10, 2015, we had a borrowing capacity of approximately $1.4 billion available on our credit facility after using proceeds from our April common stock offering to repay borrowings on our credit facility. The interest rate on borrowings outstanding under our credit facility, at March 31, 2015, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At March 31, 2015, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We regularly review our credit facility and may seek to extend or replace our credit facility, to the extent we deem appropriate.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, when capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2015, sorted by maturity date (dollars in millions):

5.5% notes, issued in November 2003 and due in November 2015	$150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,800
Unamortized original issuance discounts	(14)
$3,786

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at March 31, 2015. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2015 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	43.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	6.9%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	3.9x
Maintenance of total unencumbered assets	> 150% of unsecured debt	237.2%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on April 1, 2014, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2014, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at March 31, 2015 (in thousands, for trailing twelve months):

Net income attributable to the Company	$280,237
Plus: interest expense	214,673
Plus: provision for taxes	3,445
Plus: depreciation and amortization	382,729
Plus: provisions for impairment	5,041
Plus: pro forma adjustments	27,334
Less: gain on sales of real estate	(45,427)
Income available for debt service, as defined	$868,032
Total pro forma debt service charge	$225,022
Debt service coverage ratio	3.9

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at March 31, 2015 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$868,032
Pro forma debt service charge plus preferred stock dividends	$252,102
Fixed charge coverage ratio	3.4

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2015, we had cash and cash equivalents totaling $12.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook to our senior notes, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the current facility interest rate is LIBOR plus 1.075% with a facility commitment fee of 0.175%, for all-in drawn pricing of 1.25% over LIBOR.  The credit facility provides that the interest rate can range between: (i) LIBOR plus 1.85% if our credit rating is lower than BBB-/Baa3 and (ii) LIBOR plus 1.00% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.45% for a rating lower than BBB-/Baa3, and (ii) 0.15% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of March 31, 2015 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2015	$-		$150.0		$-	$68.4		$168.7		$0.7		$9.5		$56.5		$453.8
2016	-		275.0		-	248.4		200.4		1.0		12.8		-		737.6
2017	370.0		175.0		-	142.5		175.3		1.1		12.9		-		876.8
2018	-		350.0		70.0	15.1		155.4		1.0		12.9		-		604.4
2019	-		550.0		-	26.0		140.2		0.9		12.8		-		729.9
Thereafter	-		2,300.0		-	284.3		567.9		8.5		131.9		-		3,292.6
Totals	$370.0		$3,800.0		$70.0	$784.7		$1,407.9		$13.2		$192.8		$56.5		$6,695.1

(1) The initial term of the credit facility expires in May 2016 and includes, at our option, a one-year extension, which has been assumed to occur in the table above.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at March 31, 2015, is $14.3 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2015, is $14.6 million.

(4) Interest on the term loan, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of March 31, 2015 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) “Other” consists of $54.5 million of commitments under construction contracts and $2.0 million of commitments for tenant improvements and leasing costs.

Our credit facility and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock and Preferred Units Outstanding

In 2006, we issued 8,800,000 shares of Class E preferred stock at a price of $25.00 per share. In October 2014, we redeemed all of the 8,800,000 shares of our Class E preferred stock for $25.00 per share, plus accrued dividends. In the third quarter of 2014, we incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

In February 2012, we issued 14,950,000 shares of our Class F preferred stock at $25.00 per share. In April 2012, we issued an additional 1,400,000 shares of Class F preferred stock at $25.2863 per share. Beginning February 15, 2017, shares of our Class F preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the shares of our Class F preferred stock are paid monthly in arrears. We are current on our obligations to pay dividends on our Class F preferred stock.

As part of our acquisition of ARCT in January 2013, we issued 6,750 partnership units, with a carrying value of $6.75 million. Payments on these preferred units were made monthly in arrears at rate of 2% per annum, or $135,000, and are included in interest expense. In January 2015, we redeemed all 6,750 Tau Operating Partnership preferred units for $1,000 per unit, plus accrued and unpaid distributions.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to holders of shares of our common stock and Class F preferred stock if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2014, our cash distributions to preferred and common stockholders totaled $519.1 million, or approximately 154.6% of our estimated taxable income of $335.7 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first three months of 2015, totaled $126.7 million, representing 83.3% of our adjusted funds from operations available to common stockholders of $152.1 million. In comparison, our 2014 cash distributions to common stockholders totaled $479.3 million, representing 85.3% of our adjusted funds from operations available to common stockholders of $561.7 million.

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.8% of the distributions to our common stockholders, made or deemed to have been made in 2014, were classified as a return of capital for federal income tax purposes. We estimate that in 2015, between 20% and 35% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight-line method over an estimated useful life of 25 to 35 years for buildings and 4 to 20 years for improvements, which we believe are appropriate estimates of useful life. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations.

Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the fair value of real estate acquired to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases, the value of in-place leases, and tenant relationships, as applicable.  In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the market where the property is located.  In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets.  The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available.  Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year.  The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

The following is a comparison of our results of operations for the three months ended March 31, 2015, to the three months ended March 31, 2014.

Rental Revenue

Rental revenue was $235.1 million for the first three months of 2015, as compared to $214.1 million for the first three months of 2014, an increase of $21.0 million, or 9.8%. The increase in rental revenue in the first three months of 2015 compared to the first three months of 2014 is primarily attributable to:

•                  The 60 properties (1.0 million square feet) we acquired in the first three months of 2015, which generated $1.5 million of rent in the first three months of 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $24.0 million of rent in the first three months of 2015 compared to $7.3 million in the first three months of 2014, an increase of $16.7 million;

•                  Same store rents generated on 3,695 properties (59.0 million square feet) during the first three months of 2015 and 2014, increased by $2.7 million, or 1.4%, to $201.1 million from $198.4 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.2 million in the first three months of 2015 as compared to the first three months of 2014;

•                  A net decrease of $2.2 million relating to properties sold in the first three months of 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $1.1 million relating to the aggregate of (i) rental revenue from properties (117 properties comprising 1.2 million square feet) that were available for lease during part of 2015 or 2014, (ii) rental revenue for twelve properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $5.2 million in the first three months of 2015 compared to $4.1 million in the first three months of 2014.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, and (iii) were involved in eminent domain and rent was reduced. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.

Of the 4,378 properties in the portfolio at March 31, 2015, 4,359, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,359 single-tenant properties, 4,273, or 98.0%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.1 years at March 31, 2015. Of our 4,273 leased single-tenant properties, 3,832 or 89.7% were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.4 million in the first three months of 2015 and 2014, respectively.  Percentage rent in the first three months of 2015 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2015.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2015, our portfolio of 4,378 properties was 98.0% leased with 86 properties available for lease, as compared to 98.4% occupancy, or 70 properties available for lease at December 31, 2014, and 98.3% occupancy, or 73 properties available for lease at March 31, 2014. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $10.0 million in the first three months of 2015, compared to $6.4 million in the first three months of 2014.  The increase in tenant reimbursements is primarily due to our acquisitions during 2014 and the first three months of 2015.  Our tenant reimbursements approximate our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $1.8 million in the first three months of 2015, compared to $1.0 million in the first three months of 2014.

Depreciation and Amortization

Depreciation and amortization was $98.0 million for the first three months of 2015, compared to $90.0 million for the first three months of 2014. The increases in depreciation and amortization in the first three months of 2015 was primarily due to the acquisition of properties in 2014 and the first three months of 2015, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2015	2014
Interest on our credit facility, term loan, notes, mortgages and interest rate swaps	$56,576	$51,523
Credit facility commitment fees	656	656
Amortization of credit facility origination costs and deferred financing costs	2,156	1,963
Loss on interest rate swaps	1,058	57
Amortization of net mortgage premiums	(1,961)	(2,384)
Capital lease obligation	77	-
Interest capitalized	(94)	(95)
Interest expense	$58,468	$51,720

Credit facility, term loan, mortgages and notes	2015	2014
Average outstanding balances (dollars in thousands)	$4,982,170	$4,539,423
Average interest rates	4.52%	4.51%

The increase in interest expense from the first three months of 2014 to the first three months of 2015 was primarily due to the June 2014 issuance of our 3.88% senior unsecured notes due July 2024 and the September 2014 issuance of our 4.125% senior unsecured notes due October 2026.

At March 31, 2015, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.8 billion (excluding unamortized original issuance discounts of $14.3 million) was 4.8%;

•                  Mortgages payable of $784.7 million (excluding net premiums totaling $14.6 million on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $370.0 million was 1.2%;

•                  Term loan outstanding borrowings of $70.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.02 billion was 4.5%.

General and Administrative Expenses

General and administrative expenses remained at  $12.9 million for the first three months of 2015 and 2014.  Included in general and administrative expenses are acquisition transaction costs of $94,000 for the first three months of 2015 and $454,000 for the first three months of 2014. In April 2015, we had 131 employees, as compared to 118 employees in April 2014.

	Three months ended
	March 31,
Dollars in thousands	2015	2014
General and administrative expenses	$12,862	$12,886
Total revenue, including discontinued operations(1)	236,904	215,216
General and administrative expenses as a percentage of total revenue	5.4%	6.0%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2015, 86 properties were available for lease, as compared to 70 at December 31, 2014 and 73 at March 31, 2014.

Property expenses were $14.0 million (including $10.0 million reimbursable) in the first three months of 2015 and $10.6 million (including $6.4 million reimbursable) in the first three months of 2014. The increase in property expenses in the first three months of 2015 is primarily attributable to the increased portfolio size, which contributed to higher property taxes, maintenance and utilities, and bad debt expense along with higher contractually obligated reimbursements primarily due to our acquisitions during 2014 and the first three months of 2015.

Income Taxes

Income taxes were $1.1 million in the first three months of 2015 and 2014, respectively. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.

Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income

Operations from seven properties were classified as held for sale at March 31, 2015, and are included in income from continuing operations. For the three months ended March 31, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per basic and diluted common share.

Provisions for Impairment

For the first three months of 2015, we recorded total provisions for impairment of $2.1 million on one sold property, one property classified as held for sale, and one property disposed of other than by sale. For the first three months of 2014, we recorded total provisions for impairment of $1.7 million on four sold properties. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three months ended March 31, 2015 and March 31, 2014, respectively.

Gain on Sales of Real Estate

During the first three months of 2015, we sold nine investment properties for $22.3 million, which resulted in a gain of $7.2 million.  The results of operations for these properties are presented within continuing operations.

During the first three months of 2014, Realty Income sold 11 investment properties for $12.7 million, which resulted in a gain of $3.9 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first three months of 2014 have been reclassified as discontinued operations.

During the first three months of 2015, Crest did not sell any properties.  During the first three months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property have been reclassified as discontinued operations.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the first three months of 2015 and $10.5 million in the first three months of 2014.

Net Income Available to Common Stockholders

Net income available to common stockholders was $60.5 million in the first three months of 2015, compared to $47.2 million in the first three months of 2014, an increase of $13.3 million. On a diluted per common share basis, net income available to common stockholders was $0.27 in the first three months of 2015, as compared to $0.23 in the first three months of 2014, an increase of $0.04, or 17.4%.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2015 were $7.2 million, as compared to gains from the sale of properties of $3.9 million during the first three months of 2014.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the first three months of 2015, our FFO increased by $18.4 million, or 13.7%, to $152.9 million, compared to $134.5 million in the first three months of 2014.  On a diluted per common share basis, FFO was $0.68 in the first three months of 2015, compared to $0.65 in the first three months of 2014, an increase of $0.03, or 4.6%.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2015	2014
Net income available to common stockholders	$60,494	$47,179
Depreciation and amortization, continuing operations	98,037	89,970
Depreciation of furniture, fixtures and equipment	(185)	(91)
Provisions for impairment on investment properties, continuing operations	2,087	1,683
Gain on sales of investment properties:
Continuing operations	(7,218)	(1,271)
Discontinued operations	-	(2,607)
FFO adjustments allocable to noncontrolling interests	(315)	(343)
FFO available to common stockholders	$152,900	$134,520

FFO per common share, basic and diluted (1)	$0.68	$0.65

Distributions paid to common stockholders	$126,682	$113,414

FFO in excess of distributions paid to common stockholders	$26,218	$21,106

Weighted average number of common shares used for computation per share:
Basic	225,346,407	207,003,950
Diluted (1)	225,508,832	207,007,341

(1) The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In the first three months of 2015, our AFFO increased by $19.4 million, or 14.6%, to $152.1 million versus $132.7 million in the first three months of 2014. On a diluted per common share basis, AFFO was $0.67 in the first three months of 2015, compared to $0.64 in the first three months of 2014, an increase of $0.03, or 4.7%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2015	2014
Net income available to common stockholders	$60,494	$47,179
Cumulative adjustments to calculate FFO (1)	92,406	87,341
FFO available to common stockholders	152,900	134,520
Amortization of share-based compensation	2,552	2,697
Amortization of deferred financing costs (2)	1,293	1,076
Amortization of net mortgage premiums	(1,884)	(2,361)
Gain on early extinguishment of mortgage debt	(78)	(24)
Loss on interest rate swaps	1,058	57
Capitalized leasing costs and commissions	(313)	(192)
Capitalized building improvements	(1,032)	(1,177)
Straight-line rent	(4,191)	(3,936)
Amortization of above and below-market leases	1,742	1,994
Other adjustments (3)	74	6
Total AFFO available to common stockholders	$152,121	$132,660

AFFO per common share:
Basic	$0.68	$0.64
Diluted (4)	$0.67	$0.64

Distributions paid to common stockholders	$126,682	$113,414

AFFO in excess of distributions paid to common stockholders	$25,439	$19,246

Weighted average number of common shares used for computation per share:
Basic	225,346,407	207,003,950
Diluted (4)	225,508,832	207,007,341

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

(3)     Includes adjustments allocable to both non-controlling interests and capital lease obligations.

(4)     The computation of diluted AFFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted AFFO per share in a given period.

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2015, we owned a diversified portfolio:

•                  Of 4,378 properties;

•                  With an occupancy rate of 98.0%, or 4,292 properties leased and 86 properties available for lease;

•                  Leased to 236 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 71.6 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,360 square feet, including approximately 11,250 square feet per retail property and 200,580 square feet per industrial and distribution property.

At March 31, 2015, of our 4,378 properties, 4,292 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At March 31, 2015, our 236 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 272 additional tenants, representing approximately 5% of our annualized revenue at March 31, 2015, which brings our total tenant count to 508 tenants.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Retail industries
Apparel stores	2.1%	2.0%	1.9%	1.7%	1.4%	1.2%	1.1%
Automotive collision services	0.9	0.8	0.8	1.1	0.9	1.0	1.1
Automotive parts	1.3	1.3	1.2	1.0	1.2	1.4	1.5
Automotive service	1.8	1.8	2.1	3.1	3.7	4.7	4.8
Automotive tire services	3.0	3.2	3.6	4.7	5.6	6.4	6.9
Book stores	*	*	*	0.1	0.1	0.1	0.2
Child care	2.1	2.2	2.8	4.5	5.2	6.5	7.3
Consumer electronics	0.3	0.3	0.3	0.5	0.5	0.6	0.7
Convenience stores	9.6	10.1	11.2	16.3	18.5	17.1	16.9
Crafts and novelties	0.5	0.5	0.5	0.3	0.2	0.3	0.3
Dollar stores	9.3	9.6	6.2	2.2	-	-	-
Drug stores	9.6	9.5	8.1	3.5	3.8	4.1	4.3
Education	0.4	0.4	0.4	0.7	0.7	0.8	0.9
Entertainment	0.5	0.5	0.6	0.9	1.0	1.2	1.3
Equipment services	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Financial services	1.4	1.4	1.5	0.2	0.2	0.2	0.2
General merchandise	1.4	1.2	1.1	0.6	0.6	0.8	0.8
Grocery stores	3.1	3.0	2.9	3.7	1.6	0.9	0.7
Health and fitness	6.8	7.0	6.3	6.8	6.4	6.9	5.9
Health care	1.0	1.1	1.1	-	-	-	-
Home furnishings	0.7	0.7	0.9	1.0	1.1	1.3	1.3
Home improvement	2.2	1.7	1.6	1.5	1.7	2.0	2.2
Jewelry	0.1	0.1	0.1	-	-	-	-
Motor vehicle dealerships	1.6	1.6	1.6	2.1	2.2	2.6	2.7
Office supplies	0.3	0.4	0.5	0.8	0.9	0.9	1.0
Pet supplies and services	0.7	0.7	0.8	0.6	0.7	0.9	0.9
Restaurants - casual dining	4.0	4.3	5.1	7.3	10.9	13.4	13.7
Restaurants - quick service	4.4	3.7	4.4	5.9	6.6	7.7	8.3
Shoe stores	0.1	0.1	0.1	0.1	0.2	0.1	-
Sporting goods	1.6	1.6	1.7	2.5	2.7	2.7	2.6
Theaters	5.2	5.3	6.2	9.4	8.8	8.9	9.2
Transportation services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Wholesale clubs	4.0	4.1	3.9	3.2	0.7	-	-
Other	*	*	0.1	0.1	0.1	0.3	1.1
Retail industries	80.2%	80.4%	79.8%	86.7%	88.6%	95.4%	98.3%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Non-retail industries
Aerospace	1.2	1.2	1.2	0.9	0.5	-	-
Beverages	2.7	2.8	3.3	5.1	5.6	3.0	-
Consumer appliances	0.5	0.5	0.6	0.1	-	-	-
Consumer goods	0.9	0.9	1.0	0.1	-	-	-
Crafts and novelties	0.1	0.1	0.1	-	-	-	-
Diversified industrial	0.7	0.5	0.2	0.1	-	-	-
Electric utilities	0.1	0.1	*	-	-	-	-
Equipment services	0.5	0.5	0.4	0.3	0.2	-	-
Financial services	0.4	0.4	0.5	0.4	0.3	-	-
Food processing	1.3	1.4	1.5	1.3	0.7	-	-
General merchandise	0.3	0.3	-	-	-	-	-
Government services	1.2	1.3	1.4	0.1	0.1	0.1	0.1
Health care	0.7	0.7	0.8	*	*	-	-
Home furnishings	0.2	0.2	0.2	-	-	-	-
Insurance	0.1	0.1	0.1	*	-	-	-
Machinery	0.2	0.2	0.2	0.1	-	-	-
Other manufacturing	0.7	0.7	0.6	-	-	-	-
Packaging	0.9	0.8	0.9	0.7	0.4	-	-
Paper	0.1	0.1	0.2	0.1	0.1	-	-
Shoe stores	0.7	0.8	0.9	-	-	-	-
Telecommunications	0.7	0.7	0.7	0.8	0.7	-	-
Transportation services	5.4	5.1	5.3	2.2	1.6	-	-
Other	0.2	0.2	0.1	1.0	1.2	1.5	1.6
Non-retail industries	19.8%	19.6%	20.2%	13.3%	11.4%	4.6%	1.7%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*                    Less than 0.1%

(1)                 Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Diversification

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of March 31, 2015 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	March 31, 2015(1)	Revenue
Retail	4,222	47,512,200	$183,804	78.2%
Industrial and distribution	83	16,648,200	25,229	10.7
Office	44	3,403,200	15,044	6.4
Manufacturing	14	3,875,200	5,616	2.4
Agriculture	15	184,500	5,274	2.3
Totals	4,378	71,623,300	$234,967	100.0%

(1)                 Includes rental revenue for all properties owned by Realty Income at March 31, 2015. Excludes revenue of $41 from properties owned by Crest and $114 from sold properties that were included in continuing operations.

Tenant Diversification

The largest tenants based on percentage of total portfolio rental revenue at March 31, 2015 include the following:

Tenant	Number of Properties	% of Revenue

Walgreens	124	5.5%
FedEx	38	5.2%
Dollar General	502	4.8%
LA Fitness	46	4.5%
Family Dollar	454	4.4%
Circle K / The Pantry	312	3.3%
BJ’s Wholesale Clubs	15	2.8%
AMC Theatres	20	2.7%
Diageo	17	2.6%
Regal Cinemas	23	2.2%
Northern Tier Energy/Super America	134	2.2%
CVS Pharmacy	55	2.1%
Rite Aid	58	1.9%
TBC Corporation	149	1.9%
GPM Investments/Fas Mart	136	1.5%
Walmart/Sam’s Club	19	1.4%
NPC International	202	1.4%
FreedomRoads/Camping World	18	1.2%
Smart & Final	36	1.2%
U. S. Government	15	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,222 retail properties, included in the 4,378 total properties, owned by Realty Income at March 31, 2015, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	March 31, 2015	(1)	Revenue
Tenants Providing Services
Automotive collision services	45	$2,188		1.2%
Automotive service	239	4,316		2.4
Child care	210	4,980		2.7
Education	15	827		0.5
Entertainment	10	1,186		0.6
Equipment services	2	150		0.1
Financial services	119	3,264		1.8
Health and fitness	78	16,015		8.7
Health care	26	1,090		0.6
Theaters	45	12,190		6.6
Transportation services	2	206		0.1
Other	7	72		*
	798	46,484		25.3
Tenants Selling Goods and Services
Automotive parts (with installation)	58	1,393		0.7
Automotive tire services	185	7,068		3.8
Convenience stores	773	22,432		12.2
Motor vehicle dealerships	20	3,815		2.1
Pet supplies and services	15	726		0.4
Restaurants - casual dining	305	8,749		4.8
Restaurants - quick service	438	10,401		5.7
	1,794	54,584		29.7
Tenants Selling Goods
Apparel stores	28	5,004		2.7
Automotive parts	76	1,714		0.9
Book stores	1	104		0.1
Consumer electronics	7	727		0.4
Crafts and novelties	11	1,138		0.6
Dollar stores	958	21,947		11.9
Drug stores	231	21,108		11.5
General merchandise	64	3,312		1.8
Grocery stores	70	7,283		4.0
Home furnishings	59	1,730		0.9
Home improvement	47	4,510		2.5
Jewelry	4	175		0.1
Office supplies	9	776		0.4
Shoe stores	2	182		0.1
Sporting goods	31	3,685		2.0
Wholesale clubs	32	9,341		5.1
	1,630	82,736		45.0
Total Retail Properties	4,222	$183,804		100.0%

*  Less than 0.1%

(1)                Includes rental revenue for all retail properties owned by Realty Income at March 31, 2015. Excludes revenue of $51,163 from non-retail properties, $41 from properties owned by Crest and $114 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,273 net leased, single-tenant properties as of March 31, 2015 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Mar 31,		Rental	of Leases	Mar 31,	Rental	of Leases	Mar 31,	Rental
Year	Retail	Non-Retail	Sq. Feet	2015	(2)	Revenue	Expiring	2015	Revenue	Expiring	2015	Revenue

2015	108	-	577,300	$2,359		1.0%	57	$1,282	0.6%	51	$1,077	0.4%
2016	206	1	1,257,100	5,039		2.2	123	2,860	1.2	84	2,179	1.0
2017	214	1	2,185,300	6,557		2.8	49	2,954	1.3	166	3,603	1.5
2018	279	9	3,787,200	11,803		5.1	157	8,297	3.6	131	3,506	1.5
2019	240	11	3,954,400	13,515		5.8	170	11,321	4.9	81	2,194	0.9
2020	151	12	4,004,300	11,238		4.9	107	9,392	4.1	56	1,846	0.8
2021	176	12	5,166,300	14,238		6.1	177	13,660	5.9	11	578	0.2
2022	225	18	7,441,700	15,181		6.6	221	14,517	6.3	22	664	0.3
2023	350	20	6,409,700	22,186		9.6	357	21,518	9.3	13	668	0.3
2024	183	10	3,384,000	10,138		4.4	188	9,975	4.3	5	163	0.1
2025	314	12	4,420,600	18,166		7.8	302	17,492	7.5	24	674	0.3
2026	233	3	2,959,000	11,233		4.8	231	11,031	4.7	5	202	0.1
2027	468	3	5,301,700	19,362		8.3	468	18,865	8.1	3	497	0.2
2028	285	5	6,051,200	16,327		7.1	288	16,273	7.1	2	54	*
2029	323	4	5,538,700	14,040		6.1	321	13,431	5.8	6	609	0.3
2030 - 2043	363	34	7,237,200	40,227		17.4	393	40,078	17.3	4	149	0.1

Totals	4,118	155	69,675,700	$231,609		100.0%	3,609	$212,946	92.0%	664	$18,663	8.0%

*       Less than 0.1%

(1)    Excludes 19 multi-tenant properties and 86 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)    Excludes revenue of $3,358 from 19 multi-tenant properties and from 86 vacant properties at March 31, 2015, $114 from sold properties included in continuing operations and $41 from properties owned by Crest.

(3)    Represents leases to the initial tenant of the property that are expiring for the first time.

(4)    Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2015 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	March 31, 2015	(1)	Revenue
Alabama	129	98%	1,117,500	$3,487		1.5%
Alaska	3	100	275,900	541		0.2
Arizona	112	97	1,527,000	6,000		2.6
Arkansas	53	100	782,600	1,660		0.7
California	164	100	5,221,400	24,052		10.2
Colorado	71	96	1,013,000	3,814		1.6
Connecticut	25	96	536,900	2,460		1.0
Delaware	17	100	78,300	633		0.3
Florida	322	99	3,842,000	13,684		5.8
Georgia	237	98	3,362,400	10,178		4.3
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	853		0.4
Illinois	163	99	4,590,800	13,078		5.6
Indiana	142	100	1,413,600	6,491		2.8
Iowa	35	91	2,751,700	3,390		1.4
Kansas	84	95	1,467,400	3,437		1.5
Kentucky	56	98	915,700	3,193		1.4
Louisiana	90	99	1,025,900	3,097		1.3
Maine	10	90	145,300	889		0.4
Maryland	34	100	791,100	4,709		2.0
Massachusetts	81	95	751,100	3,337		1.4
Michigan	137	99	1,254,300	4,125		1.8
Minnesota	155	98	1,209,600	8,106		3.4
Mississippi	121	98	1,560,700	3,895		1.7
Missouri	137	97	2,776,000	8,342		3.6
Montana	1	100	5,400	13		*
Nebraska	31	100	708,700	1,815		0.8
Nevada	22	100	413,000	1,291		0.5
New Hampshire	20	100	320,100	1,507		0.6
New Jersey	67	96	577,300	3,588		1.5
New Mexico	31	97	302,500	870		0.4
New York	85	98	2,184,600	11,039		4.7
North Carolina	152	99	1,534,400	5,949		2.5
North Dakota	7	86	66,000	123		0.1
Ohio	218	98	5,258,100	12,634		5.4
Oklahoma	125	99	1,492,600	3,745		1.6
Oregon	25	100	525,400	1,844		0.8
Pennsylvania	147	99	1,792,400	7,261		3.1
Rhode Island	4	100	157,200	808		0.3
South Carolina	133	99	971,900	4,517		1.9
South Dakota	11	100	133,500	244		0.1
Tennessee	210	96	2,634,100	6,312		2.7
Texas	438	97	8,136,100	23,026		9.8
Utah	15	100	760,000	1,482		0.6
Vermont	5	100	98,000	480		0.2
Virginia	141	98	2,872,700	7,368		3.1
Washington	38	97	415,300	1,583		0.7
West Virginia	12	100	261,200	984		0.4
Wisconsin	43	98	1,456,200	2,827		1.2
Wyoming	3	67	21,100	57		*
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,378	98%	71,623,300	$234,967		100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at March 31, 2015. Excludes revenue of $41 from properties owned by Crest and $114 from sold properties that were included in continuing operations.

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

Of our 4,378 properties in our portfolio, approximately 97.6% or 4,273 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to the Consolidated Financial Statements.

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

We are committed to providing an enjoyable, diverse, and safe working atmosphere for our employees, to upholding our responsibilities as a public company operating for the benefit of our shareholders, and to being mindful of the environment.  As The Monthly Dividend Company®, we believe our primary responsibility is to provide monthly dividends to our shareholders. How we manage and use the physical, human, and financial resources that enable us to acquire and own the real estate, which provides us with the lease revenue to pay monthly dividends, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics.  We are committed to being socially responsible and conducting our business according to the highest ethical standards. Our employees enjoy compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401(k) plan with a matching contribution by Realty Income; competitive paid time-off benefits; and an infant-at-work program for new parents.  Our employees also have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team.  We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines.

We apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers, and competitors.

Corporate Governance. We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, seven of which are independent, non-employee directors;

•                  Our Board of Directors is elected on an annual basis;

•                  We employ a majority vote standard for elections;

•                  Our Compensation Committee of the Board of Directors works with independent consultants, in conducting annual compensation reviews for our key executives, and compensates each individual based on primarily reaching certain performance metrics that determine the success of our company; and

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document on our website.

Environmental Practices.  Our focus on energy related matters is demonstrated by how we manage our day-to-day activities in our corporate headquarters.  In our headquarters, we promote energy conservation and encourage the following practices:

•                  Powering down office equipment at the end of the day;

•                  Setting copier machines to “energy saver mode;”

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

In addition, our headquarters was constructed according to the State of California energy standards, specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations, with features including high efficiency lighting and heating and cooling systems.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations.  Recycling bins are placed in all areas where materials are regularly disposed of and at the individual desks of our employees. Cell phones, wireless devices and office equipment are recycled or donated whenever possible.

With respect to the properties that we own, these properties are net-leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.

Item 3:                              Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2015. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2015	$218.3	5.39%	$0.1	2.52%
2016	523.2	5.39	0.2	2.52
2017	307.9	5.63	379.6	1.28
2018	364.9	2.14	70.2	1.38
2019	554.1	6.74	21.8	2.03
Thereafter	2,562.4	4.52	22.0	2.39
Totals (1)	$4,530.8	4.82%	$493.9	1.37%
Fair Value (2)	$4,881.1		$490.2

(1)         Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable. At March 31, 2015, the unamortized balance of net premiums on mortgages payable is $14.6 million, and the unamortized balance of original issuance discounts on notes payable is $14.3 million.

(2)         We base the estimated fair value of the fixed rate senior notes and bonds at March 31, 2015 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2015 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loan balance reasonably approximate their estimated fair values at March 31, 2015.

The table incorporates only those exposures that exist as of March 31, 2015. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except four with an outstanding principal balance of $53.9 million at March 31, 2015, have fixed interest rates. All of these variable rate mortgages have arrangements that limit our exposure to interest rate risk. Interest on our credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement.  Based on our credit facility balance of $370.0 million at March 31, 2015, a 1% change in interest rates would change our interest costs by $3.7 million per year.

Item 4:      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the quarter ended March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of March 31, 2015, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  54,254 shares of stock, at a price of $47.71, during January 2015;

•                  469 shares of stock, at a price of $51.97, during February 2015; and

•                  416 shares of stock, at a price of $51.60, during March 2015.

Item 6:	Exhibits

Articles of Incorporation and By-Laws

Exhibit No.	Description

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

3.2

Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference), September 3, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference), and April 15, 2014 (filed as exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2014 and incorporated herein by reference).

3.3

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

3.4

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

4.16	Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.17	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

4.19	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.20

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

4.21	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.22

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.23	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.24

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

Material Contracts

*10.1	Form of Performance Share Award Agreement

10.2

Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

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

Interactive Data Files

*101

The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the year period ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: April 30, 2015	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)