Form 10-Q
period 2015-06-30
REALTY INCOME CORP
filed 2015-07-30
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015, or

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

There were 234,868,966 shares of common stock outstanding as of July 23, 2015.

REALTY INCOME CORPORATION

Index to Form 10-Q

June 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(dollars in thousands, except per share data)

	2015	2014
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,222,805	$3,046,372
Buildings and improvements	8,792,676	8,107,199
Total real estate, at cost	12,015,481	11,153,571
Less accumulated depreciation and amortization	(1,534,780)	(1,386,871)
Net real estate held for investment	10,480,701	9,766,700
Real estate held for sale, net	8,965	14,840
Net real estate	10,489,666	9,781,540
Cash and cash equivalents	18,741	3,852
Accounts receivable, net	70,318	64,386
Acquired lease intangible assets, net	1,051,713	1,039,724
Goodwill	15,386	15,470
Other assets, net	82,490	107,650
Total assets	$11,728,314	$11,012,622

LIABILITIES AND EQUITY
Distributions payable	$47,089	$43,675
Accounts payable and accrued expenses	112,824	123,287
Acquired lease intangible liabilities, net	237,946	220,469
Other liabilities	40,458	53,145
Lines of credit payable	430,000	223,000
Term loans	320,000	70,000
Mortgages payable, net	769,461	852,575
Notes payable, net	3,786,063	3,785,372
Total liabilities	5,743,841	5,371,523

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 234,857,578 shares issued and outstanding as of June 30, 2015 and 224,881,192 shares issued and outstanding as of December 31, 2014	6,953,679	6,464,987
Distributions in excess of net income	(1,388,854)	(1,246,964)
Total stockholders’ equity	5,960,203	5,613,401
Noncontrolling interests	24,270	27,698
Total equity	5,984,473	5,641,099
Total liabilities and equity	$11,728,314	$11,012,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2015 and 2014

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE
Rental	$241,431	$221,868	$476,554	$435,989
Tenant reimbursements	11,607	6,169	21,570	12,597
Other	822	609	2,604	1,632
Total revenue	253,860	228,646	500,728	450,218

EXPENSES
Depreciation and amortization	101,101	92,894	199,138	182,864
Interest	58,680	52,712	117,148	104,432
General and administrative	12,609	11,587	25,471	24,473
Property (including reimbursable)	14,937	10,127	28,914	20,704
Income taxes	628	570	1,702	1,661
Provisions for impairment	3,230	499	5,317	2,182
Total expenses	191,185	168,389	377,690	336,316
Gain on sales of real estate	3,675	1,964	10,893	3,236
Income from continuing operations	66,350	62,221	133,931	117,138
Income from discontinued operations	-	20	-	3,097
Net income	66,350	62,241	133,931	120,235
Net income attributable to noncontrolling interests	(263)	(339)	(581)	(671)
Net income attributable to the Company	66,087	61,902	133,350	119,564
Preferred stock dividends	(6,770)	(10,482)	(13,540)	(20,965)
Net income available to common stockholders	$59,317	$51,420	$119,810	$98,599

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.26	$0.23	$0.52	$0.45
Diluted	$0.25	$0.23	$0.52	$0.45
Net income:
Basic	$0.26	$0.23	$0.52	$0.46
Diluted	$0.25	$0.23	$0.52	$0.46

Weighted average common shares outstanding:
Basic	232,403,586	220,979,955	228,932,782	214,039,692
Diluted	232,886,185	221,360,641	229,378,784	214,406,651

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2015 and 2014

(dollars in thousands) (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,931	$120,235
Adjustments to net income:
Depreciation and amortization	199,138	182,864
Income from discontinued operations	-	(3,097)
Amortization of share-based compensation	5,362	5,449
Non-cash rental adjustments	(4,939)	(3,706)
Amortization of net premiums on mortgages payable	(3,824)	(5,394)
Amortization of deferred financing costs	6,509	5,267
Gain on sales of real estate	(10,893)	(3,236)
Provisions for impairment on real estate	5,317	2,182
Cash provided by discontinued operations	-	1,310
Change in assets and liabilities
Accounts receivable and other assets	1,778	12,745
Accounts payable, accrued expenses and other liabilities	(10,669)	(15,843)
Net cash provided by operating activities	321,710	298,776
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(924,541)	(899,405)
Improvements to real estate, including leasing costs	(2,470)	(2,734)
Proceeds from sales of real estate:
Continuing operations	30,455	12,805
Discontinued operations	-	6,918
Collection of loans receivable	-	350
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	21,313	(5,280)
Net cash used in investing activities	(875,243)	(887,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(258,277)	(234,643)
Cash dividends to preferred stockholders	(13,540)	(20,965)
Borrowings on line of credit	957,000	1,054,121
Payments on line of credit	(750,000)	(1,111,321)
Proceeds from notes and bonds payable issued	-	349,846
Principal payments on mortgages payable	(79,291)	(21,901)
Proceeds from term loans	250,000	-
Proceeds from common stock offerings, net	276,430	528,627
Redemption of preferred units	(6,750)	-
Distributions to noncontrolling interests	(848)	(929)
Debt issuance costs	(10,204)	(3,243)
Proceeds from dividend reinvestment and stock purchase plan, net	208,033	54,204
Other items, including shares withheld upon vesting	(4,131)	(6,575)
Net cash provided by financing activities	568,422	587,221
Net increase (decrease) in cash and cash equivalents	14,889	(1,349)
Cash and cash equivalents, beginning of period	3,852	10,257
Cash and cash equivalents, end of period	$18,741	$8,908

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

At June 30, 2015, we owned 4,452 properties, located in 49 states and Puerto Rico, containing over 74.1 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $484,000 at June 30, 2015 and $765,000 at December 31, 2014.

D.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time.  During our tests for impairment of goodwill during the second quarters of 2015 and 2014, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not have an impairment on our existing goodwill in 2015 or 2014.

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

3.       Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	June 30,	December 31,
(dollars in thousands) at:	2015	2014
Acquired in-place leases	$1,034,959	$1,005,244
Accumulated amortization of acquired in-place leases	(220,690)	(177,722)
Acquired above-market leases	288,133	252,581
Accumulated amortization of acquired above-market leases	(50,689)	(40,379)
	$1,051,713	$1,039,724

	June 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2015	2014
Deferred financing costs, net	$21,355	$23,274
Notes receivable issued in connection with property sales	18,142	18,342
Prepaid expenses	12,990	14,137
Credit facility origination costs, net	12,831	4,171
Restricted escrow deposits	8,083	36,540
Impounds related to mortgages payable	6,730	5,789
Corporate assets, net	2,287	2,600
Other items	72	2,797
	$82,490	$107,650

C. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2015	2014
Common stock distributions	$44,692	$41,268
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	140	150
	$47,089	$43,675

D. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2015	2014
Notes payable - interest payable	$62,538	$63,919
Property taxes payable	14,427	11,634
Accrued costs on properties under development	11,065	18,011
Other items	24,794	29,723
	$112,824	$123,287

E. Acquired lease intangible liabilities, net, consist of the	June 30,	December 31,
following (dollars in thousands) at:	2015	2014
Acquired below-market leases	$267,781	$243,025
Accumulated amortization of acquired below-market leases	(29,835)	(22,556)
	$237,946	$220,469

F. Other liabilities consist of the following	June 30,	December 31,
(dollars in thousands) at:	2015	2014
Rent received in advance	$29,896	$36,122
Security deposits	6,010	5,876
Capital lease obligation	4,552	4,397
Preferred units issued upon entity acquisition	-	6,750
	$40,458	$53,145

4.       Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during the First Six Months of 2015 and 2014

During the first six months of 2015, we invested $931.2 million in 166 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.4%. The 166 new properties and properties under development or expansion are located in 35 states, will contain approximately 4.2 million leasable square feet, and are 100% leased with a weighted average lease term of 17.5 years. The tenants occupying the new properties operate in 16 industries and the property types consist of 92.1% retail, and 7.9% industrial, based on rental revenue.  None of our investments during 2015 caused any one tenant to be 10% or more of our total assets at June 30, 2015.

The $931.2 million invested during the first six months of 2015 was allocated as follows: $184.2 million to land, $697.4 million to buildings and improvements, $64.0 million to intangible assets related to leases, $5.8 million to other assets, net, and $20.2 million to intangible liabilities related to leases and other assumed liabilities.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2015 generated total revenues of $10.0 million and income from continuing operations of $4.9 million.

Of the $931.2 million we invested during the first six months of 2015, $720.0 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2015. During the first six months of 2015, we finalized the purchase price allocations for $147.1 million invested in the fourth quarter of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first six months of 2014, we invested $1.06 billion in 402 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 402 new properties and properties under development or expansion, were located in 39 states, contain over 6.9 million leasable square feet and were 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operated in 24 industries and the property types consisted of 83.0% retail, 8.5% industrial, and 8.5% office, based on rental revenue.

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

The properties acquired during the first six months of 2014 contributed total revenues of $24.4 million and income from continuing operations of $9.4 million for the six months ended June 30, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $931.2 million we invested during the first six months of 2015, $30.4 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.3%. Of the $1.06 billion we invested during the first six months of 2014, $35.6 million was invested in 21 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $298,000 and $645,000 were recorded to general and administrative expense on our consolidated statements of income during the first six months of 2015 and 2014, respectively.

C.           Investments in Existing Properties

During the first six months of 2015, we capitalized costs of $2.5 million on existing properties in our portfolio, consisting of $461,000 for re-leasing costs and $2.0 million for building improvements.  In comparison, during the first six months of 2014, we capitalized costs of $2.7 million on existing properties in our portfolio, consisting of $467,000 for re-leasing costs and $2.3 million for building improvements.

D.           Properties with Existing Leases

Of the $931.2 million we invested during the first six months of 2015, approximately $209.8 million was used to acquire 34 properties with existing leases.  In comparison, of the $1.06 billion we invested in the first six months of 2014, approximately $789.8 million was used to acquire 149 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first six months of 2015 and 2014, were $43.5 million and $40.8 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2015 and 2014 were $3.7 million and $4.2 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at June 30, 2015 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2015	$(3,949)	$43,978
2016	(7,895)	87,849
2017	(7,839)	86,660
2018	(7,579)	84,215
2019	(6,593)	74,157
Thereafter	34,357	437,410
Totals	$502	$814,269

5.       Credit Facility

In June 2015, we entered into a new $2 billion unsecured revolving credit facility, or our new credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our new credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our new credit facility has a $1.0 billion accordion expansion option.  Under our new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our new credit facility. Our new credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2015, credit facility origination costs of $12.8 million are included in other assets, net on our consolidated balance sheet.  This balance consists of $10.2 million of new credit facility origination costs incurred during the second quarter of 2015 as a result of entering into our new credit facility and term loan, as well as $2.6 million of costs incurred as a result of entering into our previous credit facilities.  These costs are being amortized over the remaining term of our new $2 billion credit facility.

At June 30, 2015, we had a borrowing capacity of $1.57 billion available on our new credit facility (subject to customary conditions to borrowing) and an outstanding balance of $430.0 million, as compared to an outstanding balance of $223.0 million at December 31, 2014.

The weighted average interest rate on outstanding borrowings under our credit facilities was 1.3% during the first six months of 2015 and 1.2% during the first six months of 2014. At June 30, 2015, the effective interest rate was 1.2%.  Our new and previous credit facilities are and were subject to various leverage and interest coverage ratio limitations, and at June 30, 2015, we remain in compliance with these covenants.

6.       Mortgages Payable

During the first six months of 2015, we made $79.3 million in principal payments, including the repayment of five mortgages in full for $75.6 million.  No mortgages were assumed during the first six months of 2015.

During the first six months of 2014, we made $21.9 million in principal payments, including the repayment of two mortgages in full for $18.2 million, and assumed mortgages totaling $159.7 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first six months of 2014, aggregate net premiums totaling $718,000 were recorded upon assumption of the mortgages for above-market interest rates. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2015, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages assumed in 2014. The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $684,000 at June 30, 2015 and $827,000 at December 31, 2014. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2015 and December 31, 2014, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
6/30/15	220	5.0%	4.0%	3.5	$756,720	$12,741	$769,461
12/31/14	241	5.0%	4.0%	3.7	$836,011	$16,564	$852,575

(1) At June 30, 2015, there were 52 mortgages on the 220 properties, while at December 31, 2014, there were 57 mortgages on the 241 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for four mortgages on 13 properties totaling $51.0 million at June 30, 2015, including net unamortized discounts.  At December 31, 2014, five mortgages on 14 properties totaling $74.5 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at June 30,2015 and three mortgages totaling $39.1 million at December 31,2014.

(2) Stated interest rates ranged from 2.0% to 6.9% at June 30, 2015 and December 31, 2014.

(3) Effective interest rates ranged from 2.2% to 9.0% at June 30, 2015 and December 31, 2014.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $12.7 million, as of June 30, 2015 (dollars in millions):

Year of
Maturity
2015	$40.4
2016	248.4
2017	142.5
2018	15.1
2019	26.0
Thereafter	284.3
Totals	$756.7

7.     Term Loans

In June 2015, in conjunction with entering into our new credit facility, we entered into a $250 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one month LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under this term loan bears interest at the current one month LIBOR, plus 1.2%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.  Deferred financing costs of $303,000 are being amortized over the remaining term of this term loan.  The net balance of these deferred financing costs, which was $156,000 at June 30, 2015, and $187,000 at December 31, 2014, is included in other assets, net on our consolidated balance sheets.

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

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2015, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2015	$150
2016	275
2017	175
2018	350
2019	550
Thereafter	2,300
Totals	$3,800

As of June 30, 2015, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 6.7 years.

9.     Issuance of Common Stock

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our credit facility.

In April 2014, we issued 13,800,000 shares of common stock, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our credit facility.

10.   Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  Realty Income and its subsidiaries hold a 99.4% interest in Tau Operating Partnership, and consolidate the entity.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At June 30, 2015, the remaining units from this issuance represent a 1.7% ownership in Realty Income, L.P.  Realty Income holds the remaining 98.3% interests in this entity, and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2015 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2014	$13,067	$14,631	$27,698
Reallocation of equity	836	(1,887)	(1,051)
Redemptions	-	(2,121)	(2,121)
Distributions	(360)	(477)	(837)
Allocation of net income	133	448	581
Carrying value at June 30, 2015	$13,676	$10,594	$24,270

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(1,032)	(1,032)
Distributions	(695)	(1,144)	(1,839)
Allocation of net income	273	1,032	1,305
Carrying value at December 31, 2014	$13,067	$14,631	$27,698

(1)                       317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of June 30, 2015 and December 31, 2014.

(2)                       534,546 Realty Income, L.P. units were issued on June 27, 2013, 499,546 units were outstanding as of December 31, 2014 and 419,546 remain outstanding as of June 30, 2015.

During the first six months of 2015, we recorded net equity reclassification adjustments of $1.1 million between noncontrolling interests and additional paid in capital to adjust the carrying value of noncontrolling interests to be in-line with their equity ownership interests in the entities. During 2014, we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P. noncontrolling interests to be in-line with their equity ownership interest in the entity.

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

11.   Fair Value of Financial Instruments

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable, term loans and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales, mortgages payable and our senior notes and bonds payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At June 30, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$18.1	$19.9
Mortgages payable assumed in connection with acquisitions, net	769.5	777.6
Notes and bonds payable, net of unamortized original issuance discounts	3,786.1	3,988.6

	Carrying value per	Estimated fair
At December 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.3	$20.1
Mortgages payable assumed in connection with acquisitions, net	852.6	857.9
Notes and bonds payable, net of unamortized original issuance discounts	3,785.4	4,092.8

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

12.   Gain on Sales of Real Estate

During the second quarter of 2015, we sold five properties for $8.2 million, which resulted in a gain of $3.7 million. During the first six months of 2015, we sold 14 investment properties for $30.5 million, which resulted in a gain of $10.9 million.  The results of operations for these properties are presented within continuing operations.

During the second quarter of 2014, we sold six properties for $7.0 million, which resulted in a gain of $2.0 million. During the first six months of 2014, we sold 17 properties for $19.7 million, which resulted in a gain of $5.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first six months of 2014 have been reclassified as discontinued operations, which was $2.6 million for the six months ended June 30, 2014.

During the first six months of 2015, Crest Net Lease, Inc., or Crest, did not sell any properties.  During the first six months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property were reclassified as discontinued operations.

13.   Discontinued Operations

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

Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income.  Prior to the date of adoption of ASU 2014-08, we reported, in discontinued operations, the results of operations of properties that had either been disposed of or classified as held for sale in financial statements issued.  For the second quarter of 2014, we recorded income from discontinued operations of $20,000, or $0.00 per common share, basic and diluted.  For the six months ended June 30, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per common share, basic and diluted.

14.   Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we utilize in this analysis include projected rental rates, estimated holding periods, historical sales and releases, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

During the second quarter of 2015 we recorded total provisions for impairment of $3.2 million on three properties classified as held for sale and two properties classified as held for investment in the following industries: one in the health and fitness industry, three in the restaurant-casual dining industry, and one among the industries we classify as “other.” For the first six months of 2015, we recorded total provisions for impairment of $5.3 million on three properties classified as held for sale, three properties classified as held for investment, one sold property, and one property disposed of other than by sale in the following industries: one in the health and fitness industry, six in the restaurant-casual dining industry, and one among the industries we classify as “other.”  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of Accounting Standards Update 2014-08 (ASU 2014-08), which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three and six months ended June 30, 2015.

In comparison, for the second quarter of 2014, we recorded total provisions for impairment of $499,000 on two sold properties in the following industries: one in the home improvement industry and one in the restaurant-casual dining industry. For the first six months of 2014, we recorded total provisions for impairment of $2.2 million on six sold properties in the following industries: one in the consumer electronics industry, one in the home furnishings industry, one in the home improvement industry, and three in the restaurant-casual dining industry. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and six months ended June 30, 2014.

15.                    Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first six months of 2015 and 2014:

Month	2015	2014
January	$0.1834167	$0.1821667
February	0.1890000	0.1821667
March	0.1890000	0.1821667
April	0.1895000	0.1824792
May	0.1895000	0.1824792
June	0.1895000	0.1824792

Total	$1.1299167	$1.0939377

At June 30, 2015, a distribution of $0.19 per common share was payable and was paid in July 2015.

B.                         Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  During the first six months of 2014, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million.

C.                         Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first six months of 2015 and 2014, we paid six monthly dividends to holders of our Class F preferred stock totaling $0.828126 per share, or $13.5 million, and at June 30, 2015, a monthly dividend of $0.138021 per share was payable and was paid in July 2015. We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average shares used for the basic net income per share computation	232,403,586	220,979,955	228,932,782	214,039,692
Incremental shares from share-based compensation	165,577	63,664	128,980	49,937
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	232,886,185	221,360,641	229,378,784	214,406,651
Unvested shares from share-based compensation that were anti-dilutive	115,789	59,149	107,539	59,569
Weighted average partnership common units convertible to common shares that were anti-dilutive	419,546	529,161	429,988	531,839

17.                    Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $114.6 million in the first six months of 2015 and $104.2 million in the first six months of 2014.

Interest capitalized to properties under development was $266,000 in the first six months of 2015 and $220,000 in the first six months of 2014.

Cash paid for income taxes was $3.1 million in the first six months of 2015 and $2.9 million in the first six months of 2014.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     See note 14 for a discussion of impairments recorded by Realty Income for the first six months of 2015 and 2014.

B.     During the first six months of 2014, we acquired mortgages payable to third-party lenders of $159.7 million, recorded $718,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions.

C.     During the first six months of 2014, we applied $48.9 million of loans receivable to the purchase price of five acquired properties.

D.    Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.9 million at June 30, 2014.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2015 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2015	2014
Segment net real estate:
Apparel	$185,615	$188,387
Automotive service	135,378	121,537
Automotive tire services	250,745	254,857
Beverages	299,862	302,001
Child care	53,328	54,523
Convenience stores	740,196	752,047
Dollar stores	1,148,850	1,165,560
Drug stores	1,354,142	1,036,697
Financial services	258,215	262,095
Grocery stores	333,463	338,624
Health and fitness	853,348	546,583
Health care	223,312	227,084
Home improvement	269,543	226,577
Restaurants-casual dining	434,729	448,484
Restaurants-quick service	380,911	336,753
Sporting goods	143,417	136,110
Theaters	372,095	375,982
Transportation services	664,880	661,053
Wholesale club	459,066	465,569
29 other non-reportable segments	1,928,571	1,881,017
Total segment net real estate	10,489,666	9,781,540

Intangible assets:
Apparel	50,481	52,680
Automotive service	16,748	2,909
Automotive tire services	14,036	14,871
Beverages	2,668	2,796
Convenience stores	16,788	17,534
Dollar stores	56,013	58,691
Drug stores	194,973	194,905
Financial services	37,095	39,564
Grocery stores	44,698	46,730
Health and fitness	67,569	66,460
Health care	32,484	35,016
Home improvement	45,277	35,726
Restaurants-casual dining	10,020	10,649
Restaurants-quick service	23,821	16,415
Sporting goods	12,644	12,311
Theaters	19,598	21,601
Transportation services	94,837	101,040
Wholesale club	37,961	39,707
Other non-reportable segments	274,002	270,119

Goodwill:
Automotive service	448	452
Automotive tire services	865	865
Child care	5,053	5,095
Convenience stores	2,022	2,023
Restaurants-casual dining	2,244	2,279
Restaurants-quick service	1,085	1,085
Other non-reportable segments	3,669	3,671
Other corporate assets	171,549	175,888
Total assets	$11,728,314	$11,012,622

	Three months ended		Six months ended
	June 30,		June 30,
Revenue	2015	2014	2015	2014
Segment rental revenue:
Apparel	$5,005	$4,276	$10,009	$8,077
Automotive service	4,816	4,437	9,160	8,469
Automotive tire services	7,259	7,086	14,328	14,138
Beverages	6,328	6,253	12,656	12,506
Child care	4,863	4,996	9,882	9,984
Convenience stores	22,587	22,525	45,132	44,629
Dollar stores	21,943	21,676	43,890	41,199
Drug stores	25,856	21,141	48,424	41,405
Financial services	4,263	4,202	8,528	8,323
Grocery stores	7,454	6,710	14,735	12,600
Health and fitness	17,396	15,466	33,411	30,314
Health care	4,016	4,018	8,031	8,005
Home improvement	5,506	3,082	10,684	5,853
Restaurants-casual dining	9,425	9,610	18,819	19,327
Restaurants-quick service	9,584	7,868	19,980	16,597
Sporting goods	4,878	3,708	8,577	7,113
Theaters	12,286	11,548	24,476	23,077
Transportation services	12,251	11,503	25,202	22,786
Wholesale club	9,341	9,245	18,683	17,997
29 other non-reportable segments	46,374	42,518	91,947	83,590
Total rental revenue	241,431	221,868	476,554	435,989
Tenant reimbursements	11,607	6,169	21,570	12,597
Other revenue	822	609	2,604	1,632
Total revenue	$253,860	$228,646	$500,728	$450,218

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.8 million during the second quarter of 2015 and 2014, and $5.4 million during the first six months of 2015 and 2014.

A.                         Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan. Our outstanding restricted stock vests over periods ranging from immediately to five years.

	For the six months ended		For the year ended
	June 30, 2015		December 31, 2014
	Number of	Weighted	Number of	Weighted
	shares	average price(1)	shares	average price(1)
Outstanding nonvested shares, beginning of year	527,176	$29.02	722,263	$23.37
Shares granted	153,785	$50.90	262,655	$39.87
Shares vested	(160,307)	$36.78	(440,348)	$36.88
Shares forfeited	(24,310)	$44.93	(17,394)	$39.07
Outstanding nonvested shares, end of each period	496,344	$34.82	527,176	$29.02

(1) Grant date fair value.

During the first six months of 2015, we issued 153,785 shares of common stock under the 2012 Plan. These shares vest over a five year service period, except for the annual grant of shares to our Board of Directors, totaling 28,000 shares, of which 12,000 shares vested immediately, 8,000 shares vest in one year following the grant (assuming continued service), and 8,000 shares vest over a three year service period.  Not included in the table above are 10,269 restricted share units granted during the first six months of 2015 that vest over a five year service period and have the same economic rights as shares of restricted stock.

As of June 30, 2015, the remaining unamortized share-based compensation expense related to restricted stock totaled $17.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first six months of 2015 or 2014.

B.                         Performance Shares

During the first six month of 2015, and the year ended December 31, 2014, we granted performance share awards, as well as dividend equivalent rights.  The number of performance shares that vest is based on the achievement of the following performance goals:

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

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	For the six months ended		For the year ended
	June 30, 2015		December 31, 2014
	Number of	Weighted	Number of	Weighted
	performance	average	performance	average
	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	59,405	$41.46	-	$-
Shares granted	55,716	$52.78	71,705	$41.46
Shares vested	-	$-	(4,067)	$41.46
Shares forfeited	-	$-	(8,233)	$41.46
Outstanding nonvested shares, end of each period	115,121	$46.94	59,405	$41.46

(1) Grant date fair value.

As of June 30, 2015, the remaining share-based compensation expense related to the performance shares totaled $4.2 million.  The portion related to the market-based awards is being recognized on a straight-line basis over the service period, and the portion related to the performance-based awards is being recognized on a tranche-by-tranche basis over the service period.

20.                    Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 11,000,000 common shares to be issued.  During the first six months of 2015, we issued 4,335,580 shares and raised approximately $208.3 million under the DRSPP.  During the first six months of 2014, we issued 1,240,305 shares and raised approximately $54.4 million under the DRSPP.  From the inception of the DRSPP through June 30, 2015, we have issued 9,427,088 shares and raised approximately $426.9 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2015, we issued 4,239,477 shares and raised $203.7 million under the waiver approval process. During the first six months 2014, we issued 1,135,897 shares and raised $50.0 million under the waiver approval process.  These shares are included in the total activity for the first six months of 2015 and 2014 noted in the preceding paragraph.

21.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2015, we had commitments of $1.5 million for tenant improvements and leasing costs. In addition, as of June 30, 2015, we had committed $65.0 million under construction contracts, which is expected to be paid in the next twelve months.

22.                    Subsequent Events

In July 2015, we declared the following dividends, which will be paid in August 2015:

•                  $0.19 per share to our common stockholders and

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 46 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

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

At June 30, 2015, we owned a diversified portfolio:

•                  Of 4,452 properties;

•                  With an occupancy rate of 98.2%, or 4,371 properties leased and 81 properties available for lease;

•                  Leased to 235 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 74.1 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,650 square feet, including approximately 11,640 square feet per retail property and 211,580 square feet per industrial property.

Of the 4,452 properties in the portfolio, 4,433, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2015, of the 4,433 single-tenant properties, 4,352 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.3 years.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of June 30, 2015, consisted of 4,452 properties located in 49 states and Puerto Rico, leased to 235 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments, represented in our property portfolio, individually accounted for no more than 10.7% of our rental revenue for the quarter ended June 30, 2015.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for the second quarter of 2015 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial and distribution properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 48% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At June 30, 2015, our top 20 tenants represent approximately 55% of our annualized revenue and nine of these tenants have investment grade credit ratings.

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

At June 30, 2015, we classified ten properties with a carrying amount of $9.0 million as held for sale on our balance sheet. For the remainder of 2015, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 million in property sales for all of 2015.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 46-year policy of paying monthly dividends.  In addition, we increased the dividend four times during 2015.  As of July 2015, we have paid 71 consecutive quarterly dividend increases and increased the dividend 81 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2015 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.1890000	0.0055833
3rd increase	Mar 2015	Apr 2015	0.1895000	0.0005000
4th increase	Jun 2015	Jul 2015	0.1900000	0.0005000

The dividends paid per share during the first six months of 2015 as compared to the first six months of 2014 increased 3.3%.  The dividends paid per share during the first six months of 2015 totaled approximately $1.130, as compared to approximately $1.094 during the first six months of 2014, an increase of $0.036.

The monthly dividend of $0.19 per share represents a current annualized dividend of $2.28 per share, and an annualized dividend yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $44.39 on June 30, 2015. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Second Quarter of 2015

During the second quarter of 2015, we invested $721.3 million in 100 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 6.3%.  The 100 new properties and properties under development or expansion are located in 33 states, will contain approximately 2.6 million leasable square feet and are 100% leased, with a weighted average lease term of 18.2 years.  The tenants occupying the new properties operate in 13 industries and the property types consist of 97.8% retail and 2.2% industrial, based on rental revenue.

Acquisitions during the First Six Months of 2015

During the first six months of 2015, we invested $931.2 million in 166 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.4%. The 166 new properties and properties under development or expansion are located in 35 states, will contain approximately 4.2 million leasable square feet, and are 100% leased with a weighted average lease term of 17.5 years. The tenants occupying the new properties operate in 16 industries and the property types consist of 92.1% retail and 7.9% industrial, based on rental revenue.  During the first six months of 2015, none of our real estate investments caused any one tenant to be 10% or more of our total assets at June 30, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $931.2 million we invested during the first six months of 2015, $30.4 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.3%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At June 30, 2015, we had 81 properties available for lease out of 4,452 properties in our portfolio, which represents a 98.2% occupancy rate.  Since December 31, 2014, when we reported 70 properties available for lease out of 4,327 and a 98.4% occupancy rate, we:

•                  Had 144 lease expirations;

•                  Re-leased 124 properties; and

•                  Sold nine vacant properties.

Of the 124 properties re-leased during the first six months of 2015, 103 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and 18 were re-leased to new tenants after a period of vacancy.  The annual rent on these 124 leases was $24.5 million, as compared to the previous rent on these same properties of $23.9 million, which represents a rent recapture rate of 102.5%.

At June 30, 2015, our average annualized rental revenue was approximately $13.36 per square foot on the 4,371 leased properties in our portfolio.  At June 30, 2015, we classified ten properties with a carrying amount of $9.0 million as held for sale on our balance sheet.  The disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the second quarter of 2015, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $149,000 for re-leasing costs and $977,000 for building improvements.  In the second quarter of 2014, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $275,000 for re-leasing costs and $1.1 million for building improvements.

In the first six months of 2015, we capitalized costs of $2.5 million on existing properties in our portfolio, consisting of $461,000 for re-leasing costs and $2.0 million for building improvements.  In the first six months of 2014, we capitalized costs of $2.7 million on existing properties in our portfolio, consisting of $467,000 for re-leasing costs and $2.3 million for building improvements.

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

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements.  It is not customary for us to offer significant tenant improvements on our properties as tenant incentives.  The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

New Credit Facility

In June 2015, we closed on a $2.25 billion unsecured credit facility. Our new credit facility is comprised of a $2.0 billion revolving credit facility and a $250 million five-year unsecured term loan. As of June 30, 2015, $1.57 billion was available on our new credit facility to fund additional acquisitions and for other general corporate purposes.

Inclusion in S&P Indices

In January 2015, we were added to the S&P High Yield Dividend Aristocrats® index. In April 2015, we were added to the S&P 500 index and are one of 24 REITs, and the only net lease REIT included in this index.

Issuance of Common Stock

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our credit facility.

Dividend Reinvestment and Stock Purchase Plan

We have established a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 11,000,000 common shares to be issued.  During the first six months of 2015, we issued 4,335,580 shares and raised approximately $208.3 million under the DRSPP.

Net Income Available to Common Stockholders

Net income available to common stockholders was $59.3 million in the second quarter of 2015, compared to $51.4 million in the second quarter of 2014, an increase of $7.9 million.  On a diluted per common share basis, net income was $0.25 in the second quarter of 2015, compared to $0.23 in the second quarter of 2014, an increase of $0.02, or 8.7%.

Net income available to common stockholders was $119.8 million in the first six months of 2015, compared to $98.6 million in the first six months of 2014, an increase of $21.2 million. On a diluted per common share basis, net income was $0.52 in the first six months of 2015, as compared to $0.46 in the first six months of 2014, an increase of $0.06, or 13.0%.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2015 were $3.7 million, as compared to gains from the sale of properties of $2.0 million during the second quarter of 2014.  Gains from the sale of properties during the first six months of 2015 were $10.9 million, as compared to gains from the sale of properties of $5.8 million during the first six months of 2014.

Funds from Operations (FFO) Available to Common Stockholders

In the second quarter of 2015, our FFO increased by $17.1 million, or 12.0%, to $159.5 million, compared to $142.4 million in the second quarter of 2014.  On a diluted per common share basis, FFO was $0.69 in the second quarter of 2015 and $0.64 in the second quarter of 2014, an increase of $0.05, or 7.8%.

In the first six months of 2015, our FFO increased by $35.5 million, or 12.8%, to $312.4 million versus $276.9 million in the first six months of 2014.  On a diluted per common share basis, FFO was $1.36 in the first six months of 2015, compared to $1.29 in the first six months of 2014, an increase of $0.07, or 5.4%.

Adjusted Funds from Operations (AFFO) Available to Common Stockholders

In the second quarter of 2015, our AFFO increased by $17.9 million, or 12.7%, to $159.1 million, compared to $141.2 million in the second quarter of 2014.  On a diluted common share basis, AFFO was $0.68 in the second quarter of 2015 and $0.64 in the second quarter of 2014, an increase of $0.04, or 6.3%.

In the first six months of 2015, our AFFO increased by $37.4 million, or 13.7%, to $311.2 million versus $273.8 million in the first six months of 2014. On a diluted per common share basis, AFFO was $1.36 in the first six months of 2015, compared to $1.28 in the first six months of 2014, an increase of $0.08, or 6.3%.

See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long-term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our new $2.0 billion credit facility and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2015, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.31 billion, or approximately 32.8% of our total market capitalization of $16.17 billion.

We define our total market capitalization at June 30, 2015 as the sum of:

•                  Shares of our common stock outstanding of 234,857,578, plus total common units outstanding of 736,568, multiplied by the last reported sales price of our common stock on the NYSE of $44.39 per share on June 30, 2015, or $10.46 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $430.0 million on our new credit facility;

•                  Outstanding mortgages payable of $756.7 million, excluding net mortgage premiums of $12.7 million;

•                  Outstanding borrowings of $320.0 million on our term loans; and

•                  Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $13.9 million.

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

Mortgage Debt

As of June 30, 2015, we had $756.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at June 30, 2015, we had net premiums totaling $12.7 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first six months of 2015, we made $79.3 million of principal payments, including the repayment of five mortgages in full for $75.6 million.

Term Loans

In June 2015, in conjunction with entering into our new credit facility, we entered into a $250 million senior unsecured term loan maturing June 30, 2020.  Borrowing under this term loan bears interest at the current one month London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

In January 2013, in conjunction with our acquisition of ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a new $2 billion unsecured revolving credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our new credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our new credit facility has a $1.0 billion accordion expansion option.  Under our new credit facility, our current investment grade credit ratings provide for financing at LIBOR, plus 0.9% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our new credit facility. Our new credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2015, we had a borrowing capacity of $1.57 billion available on our new credit facility (subject to customary conditions to borrowing) and an outstanding balance of $430.0 million.  The interest rate on borrowings outstanding under our new credit facility, at June 30, 2015, was 1.2% per annum.  We must comply with various financial and other covenants in our previous and current credit facilities.  At June 30, 2015, we remain in compliance with these covenants. We expect to use our new credit facility to acquire additional properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2015, sorted by maturity date (dollars in millions):

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
$3,786

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at June 30, 2015. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2015 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	43.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	6.3%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.0x
Maintenance of total unencumbered assets	> 150% of unsecured debt	234.9%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on July 1, 2014, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2014, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at June 30, 2015 (in thousands, for trailing twelve months):

Net income attributable to the Company	$284,422
Plus: interest expense	220,414
Plus: provision for taxes	3,503
Plus: depreciation and amortization	390,936
Plus: provisions for impairment	7,772
Plus: pro forma adjustments	54,892
Less: gain on sales of real estate	(47,138)
Income available for debt service, as defined	$914,801
Total pro forma debt service charge	$226,623
Debt service coverage ratio	4.0

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at June 30, 2015 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$914,801
Pro forma debt service charge plus preferred stock dividends	$253,703
Fixed charge coverage ratio	3.6

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2015, we had cash and cash equivalents totaling $18.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our new credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook to our senior notes, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the current facility interest rate is LIBOR plus 0.9% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our new credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.3% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of June 30, 2015 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2015	$-		$150.0		$-	$40.4		$113.2		$0.7		$6.1		$33.2		$343.6
2016	-		275.0		-	248.4		203.3		1.5		12.3		33.3		773.8
2017	-		175.0		-	142.5		181.2		1.5		12.4		-		512.6
2018	-		350.0		70.0	15.1		162.9		1.6		12.4		-		612.0
2019	430.0		550.0		-	26.0		145.4		1.4		12.2		-		1,165.0
Thereafter	-		2,300.0		250.0	284.3		569.3		24.6		115.8		-		3,544.0
Totals	$430.0		$3,800.0		$320.0	$756.7		$1,375.3		$31.3		$171.2		$66.5		$6,951.0

(1) The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2) Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at June 30, 2015, is $13.9 million.

(3) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at June 30, 2015, is $12.7 million.

(4) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of June 30, 2015 through their respective maturity dates.

(5) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7) “Other” consists of $65.0 million of commitments under construction contracts and $1.5 million of commitments for tenant improvements and leasing costs.

Our new credit facility, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2014, our cash distributions to preferred and common stockholders totaled $519.1 million, or approximately 154.6% of our estimated taxable income of $335.7 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first six months of 2015, totaled $258.3 million, representing 83.0% of our adjusted funds from operations available to common stockholders of $311.2 million. In comparison, our 2014 cash distributions to common stockholders totaled $479.3 million, representing 85.3% of our adjusted funds from operations available to common stockholders of $561.7 million.

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our new credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our new credit facility.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, historical sales and releases, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2015, to the three and six months ended June 30, 2014.

Rental Revenue

Rental revenue was $241.4 million for the second quarter of 2015, as compared to $221.9 million for the second quarter of 2014, an increase of $19.5 million, or 8.8%. The increase in rental revenue in the second quarter of 2015 compared to the second quarter of 2014 is primarily attributable to:

•                  The 139 properties (3.7 million square feet) we acquired in 2015, which generated $7.8 million of rent in the second quarter of 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $24.8 million of rent in the second quarter of 2015, compared to $15.5 million of rent in the second quarter of 2014, an increase of $9.3 million;

•                  Same store rents generated on 3,681 properties (58.6 million square feet) during the second quarter of 2015 increased by $3.0 million, or 1.5%, to $200.2 million from $197.2 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $1.4 million in the second quarter of 2015 as compared to the second quarter of 2014;

•                  A net decrease of $2.3 million relating to properties sold in the first six months of 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $302,000 relating to the aggregate of (i) rental revenue from properties (119 properties comprising 1.2 million square feet) that were vacant during any part of 2015 or 2014, and (ii) rental revenue for 18 properties under development and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $5.4 million in the second quarter of 2015 compared to $5.1 million in the second quarter of 2014.

Rental revenue was $476.6 million for the first six months of 2015, as compared to $436.0 million for the first six months of 2014, an increase of $40.6 million, or 9.3%. The increase in rental revenue in the first six months of 2015 compared to the first six months of 2014 is primarily attributable to:

•                  The 139 properties (3.7 million square feet) we acquired in the first six months of 2015, which generated $9.4 million of rent in the first six months of 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $48.8 million of rent in the first six months of 2015, compared to $22.8 million in the first six months of 2014, an increase of $26.0 million;

•                  Same store rents generated on 3,681 properties (58.6 million square feet) during the first six months of 2015 and 2014, increased by $5.5 million, or 1.4%, to $400.4 million from $394.9 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $2.6 million in the first six months of 2015 as compared to the first six months of 2014;

•                  A net decrease of $4.1 million relating to properties sold in the first six months of 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $1.2 million relating to the aggregate of (i) rental revenue from properties (119 properties comprising 1.2 million square feet) that were available for lease during part of 2015 or 2014, (ii) rental revenue for 18 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $11.3 million in the first six months of 2015 compared to $10.1 million in the first six months of 2014.

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

Of the 4,452 properties in the portfolio at June 30, 2015, 4,433, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,433 single-tenant properties, 4,352, or 98.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.3 years at June 30, 2015. Of our 4,352 leased single-tenant properties, 3,892 or 89.4% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•      Fixed increases; or

•      A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $859,000 in the second quarter of 2015, and $253,000 in the second quarter of 2014. Percentage rent was $2.3 million in the first six months of 2015, and $1.7 million in the first six months of 2014.  Percentage rent in the first six months of 2015 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2015.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2015, our portfolio of 4,452 properties was 98.2% leased with 81 properties available for lease, as compared to 98.4% occupancy, or 70 properties available for lease at December 31, 2014, and 98.3% occupancy, or 74 properties available for lease at June 30, 2014. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $11.6 million in the second quarter of 2015, compared to $6.2 million in the second quarter of 2014, and $21.6 million in the first six months of 2015, compared to $12.6 million in the first six months of 2014.  The increase in tenant reimbursements is primarily due to our acquisitions during 2014 and the first six months of 2015.  Our tenant reimbursements approximate our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $822,000 in the second quarter of 2015, compared to $609,000 in the second quarter of 2015, and $2.6 million in the first six months of 2015, compared to $1.6 million in the first six months of 2014.

Depreciation and Amortization

Depreciation and amortization was $101.1 million for the second quarter of 2015, compared to $92.9 million for the second quarter of 2014. Depreciation and amortization was $199.1 million for the first six months of 2015, compared to $182.9 million for the first six months of 2014. The increase in depreciation and amortization in the first six months of 2015 was primarily due to the acquisition of properties in 2014 and the first six months of 2015, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations (FFO) Available to Common Stockholders” and “Adjusted Funds from Operations (AFFO) Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$56,828	$52,181	$113,402	$103,738
Credit facility commitment fees	665	664	1,321	1,320
Amortization of credit facility origination costs and deferred financing costs	2,246	2,018	4,401	3,947
Loss on interest rate swaps	899	984	1,958	1,041
Amortization of net mortgage premiums	(1,862)	(3,009)	(3,823)	(5,394)
Capital lease obligation	77	-	155	-
Interest capitalized	(173)	(126)	(266)	(220)
Interest expense	$58,680	$52,712	$117,148	$104,432

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,092,271	$4,460,726	$5,037,516	$4,499,849
Average interest rates	4.43%	4.64%	4.47%	4.57%

The increase in interest expense was primarily due to the June 2014 issuance of our 3.88% senior unsecured notes due July 2024 and the September 2014 issuance of our 4.125% senior unsecured notes due October 2026.

At June 30, 2015, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.8 billion (excluding unamortized original issuance discounts of

$13.9 million) was 4.8%;

•                  Mortgages payable of $756.7 million (excluding net premiums totaling $12.7 million on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $430.0 million was 1.2%;

•                  Term loans outstanding borrowings of $320.0 million was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.3 billion was 4.3%.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $12.6 million in the second quarter of 2015, compared to $11.6 million in the second quarter of 2014. Included in general and administrative expenses are acquisition transaction costs of $205,000 in the second quarter of 2015 and $191,000 in the second quarter of 2014. General and administrative expenses increased by $1.0 million to $25.5 million for the first six months of 2015, compared to $24.5 million in the first six months of 2014.  Included in general and administrative expenses are acquisition transaction costs of $298,000 for the first six months of 2015 and $645,000 for the first six months of 2014. In July 2015, we had 127 employees, as compared to 119 employees in July 2014.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
General and administrative expenses	$12,609	$11,587	$25,471	$24,473
Total revenue, including discontinued operations(1)	242,253	222,516	479,158	437,731
General and administrative expenses as a
percentage of total revenue	5.2%	5.2%	5.3%	5.6%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2015, 81 properties were available for lease, as compared to 70 at December 31, 2014 and 74 at June 30, 2014.

Property expenses were $14.9 million (including $11.6 million in reimbursable expenses) in the second quarter of 2015, and $10.1 million (including $6.2 million in reimbursable expenses) in the second quarter of 2014. Property expenses were $28.9 million (including $21.6 million in reimbursable expenses) in the first six months of 2015 and $20.7 million (including $12.6 million in reimbursable expenses) in the first six months of 2014. The increase in property expenses in the first six months of 2015 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements primarily due to our acquisitions during 2014 and the first six months of 2015.

Income Taxes

Income taxes were $628,000 in the second quarter of 2015, as compared to $570,000 in the second quarter of 2014. Income taxes were $1.7 million in the first six months of 2015 and 2014, respectively. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.

Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income

Operations from ten properties were classified as held for sale at June 30, 2015, and are included in income from continuing operations. For the second quarter of 2014, we recorded income from discontinued operations of $20,000, or $0.00 per common share, basic and diluted.  For the six months ended June 30, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per common share, basic and diluted.

Provisions for Impairment

For the second quarter of 2015, we recorded total provisions for impairment of $3.2 million on three properties classified as held for sale and two properties classified as held for investment.  For the first six months of 2015, we recorded total provisions for impairment of $5.3 million on three properties classified as held for sale, three properties classified as held for investment, one sold property, and one property disposed of other than by sale. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of Accounting Standards Update 2014-08 (ASU 2014-08), which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and six months June 30, 2015.

For the second quarter of 2014, we recorded total provisions for impairment of $499,000 on two sold properties. For the first six months of 2014, we recorded total provisions for impairment of $2.2 million on six sold properties. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08, accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and six months June 30, 2014.

Gain on Sales of Real Estate

During the second quarter of 2015, we sold five properties for $8.2 million, which resulted in a gain of $3.7 million. During the first six months of 2015, we sold 14 investment properties for $30.5 million, which resulted in a gain of $10.9 million.  The results of operations for these properties are presented within continuing operations.

In comparison, during the second quarter of 2014, we sold six properties for $7.0 million, which resulted in a gain of $2.0 million. During the first six months of 2014, we sold 17 properties for $19.7 million, which resulted in a gain of $5.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first six months of 2014 have been reclassified as discontinued operations.

During the first six months of 2015, Crest Net Lease, Inc., or Crest, did not sell any properties.  During the first six months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property were reclassified as discontinued operations.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the second quarter of 2015 and $10.5 million in the second quarter of 2014.  Preferred stock dividends totaled $13.5 million in the first six months of 2015 and $21.0 million in the first six months of 2014.

Net Income Available to Common Stockholders

Net income available to common stockholders was $59.3 million in the second quarter of 2015, compared to $51.4 million in the second quarter of 2014, an increase of $7.9 million.  On a diluted per common share basis, net income was $0.25 in the second quarter of 2015, compared to $0.23 in the second quarter of 2014, an increase of $0.02, or 8.7%.

Net income available to common stockholders was $119.8 million in the first six months of 2015, compared to $98.6 million in the first six months of 2014, an increase of $21.2 million. On a diluted per common share basis, net income was $0.52 in the first six months of 2015, as compared to $0.46 in the first six months of 2014, an increase of $0.06, or 13.0%.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2015 were $3.7 million, as compared to gains from the sale of properties of $2.0 million during the second quarter of 2014.  Gains from the sale of properties during the first six months of 2015 were $10.9 million, as compared to gains from the sale of properties of $5.8 million during the first six months of 2014.

FUNDS FROM OPERATIONS (FFO) AVAILABLE TO COMMON STOCKHOLDERS

FFO for the second quarter of 2015 increased by $17.1 million, or 12.0%, to $159.5 million, compared to $142.4 million in the second quarter of 2014.  On a diluted common share basis, AFFO was $0.68 in the second quarter of 2015, compared to $0.64 in the second quarter of 2014, an increase of $0.04, or 6.3%. In the first six months of 2015, our FFO increased by $35.5 million, or 12.8%, to $312.4 million, compared to $276.9 million in the first six months of 2014.  On a diluted per common share basis, FFO was $1.36 in the first six months of 2015, compared to $1.29 in the first six months of 2014, an increase of $0.07, or 5.4%.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$59,317	$51,420	$119,810	$98,599
Depreciation and amortization	101,101	92,894	199,138	182,864
Depreciation of furniture, fixtures and equipment	(240)	(104)	(425)	(196)
Provisions for impairment on investment properties	3,230	499	5,317	2,182
Gain on sales of investment properties:
Continuing operations	(3,675)	(1,964)	(10,893)	(3,236)
Discontinued operations	-	-	-	(2,607)
FFO adjustments allocable to noncontrolling interests	(263)	(336)	(577)	(696)
FFO available to common stockholders (1)	$159,470	$142,409	$312,370	$276,910

FFO per common share, basic and diluted (2)	$0.69	$0.64	$1.36	$1.29

Distributions paid to common stockholders	$131,595	$121,229	$258,277	$234,643

FFO in excess of distributions paid to
common stockholders	$27,875	$21,180	$54,093	$42,267

Weighted average number of common shares
used for computation per share:
Basic	232,403,586	220,979,955	228,932,782	214,039,692
Diluted (2)	232,886,185	221,043,619	229,061,762	214,089,629

(1) FFO available to common stockholders and dilutive noncontrolling interests for the three months ended June 30, 2015 is $159,685 after the inclusion of $215 of FFO allocable to dilutive noncontrolling interests.  Noncontrolling interests were anti-dilutive for all other periods presented.

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

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our new credit facility.

ADJUSTED FUNDS FROM OPERATIONS (AFFO) AVAILABLE TO COMMON STOCKHOLDERS

AFFO for the second quarter of 2015, increased by $17.9 million, or 12.7%, to $159.1 million, compared to $141.2 million in the second quarter of 2014. On a diluted common share basis, AFFO was $0.68 in the second quarter of 2015 and $0.64 in the second quarter of 2014, an increase of $0.04, or 6.3%. In the first six months of 2015, our AFFO increased by $37.4 million, or 13.7%, to $311.2 million, compared to $273.8 million in the first six months of 2014. On a diluted per common share basis, AFFO was $1.36 in the first six months of 2015, compared to $1.28 in the first six months of 2014, an increase of $0.08, or 6.3%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$59,317	$51,420	$119,810	$98,599
Cumulative adjustments to calculate FFO (1)	100,153	90,989	192,560	178,311
FFO available to common stockholders	159,470	142,409	312,370	276,910
Amortization of share-based compensation	2,811	2,752	5,362	5,449
Amortization of deferred financing costs (2)	1,281	1,165	2,575	2,241
Amortization of net mortgage premiums	(1,745)	(2,414)	(3,629)	(4,775)
Gain on early extinguishment of debt	(117)	(595)	(195)	(619)
Loss on interest rate swaps	899	984	1,958	1,042
Capitalized leasing costs and commissions	(149)	(275)	(461)	(467)
Capitalized building improvements	(977)	(1,090)	(2,009)	(2,267)
Straight-line rent	(4,444)	(3,977)	(8,635)	(7,913)
Amortization of above and below-market leases	1,954	2,213	3,696	4,207
Other adjustments (3)	77	6	152	14
Total AFFO available to common stockholders (4)	$159,060	$141,178	$311,184	$273,822

AFFO per common share, basic and diluted (5)	$0.68	$0.64	$1.36	$1.28

Distributions paid to common stockholders	$131,595	$121,229	$258,277	$234,643

AFFO in excess of distributions paid to
common stockholders	$27,465	$19,949	$52,907	$39,179

Weighted average number of common shares
used for computation per share:
Basic	232,403,586	220,979,955	228,932,782	214,039,692
Diluted (5)	232,886,185	221,043,619	229,061,762	214,089,629

(1)      See reconciling items for FFO presented under “Funds from Operations Available (FFO) to Common Stockholders.”

(2)                 Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our term loans.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loans.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)                 Includes adjustments allocable to both non-controlling interests and capital lease obligations.

(4)                 AFFO available to common stockholders and dilutive noncontrolling interests for the three months ended June 30, 2015 is $159,275 after the inclusion of $215 of AFFO allocable to dilutive noncontrolling interests.  Noncontrolling interests were anti-dilutive for all other periods presented.

(5)                 The computation of diluted AFFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted AFFO per share in a given period.

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2015, we owned a diversified portfolio:

•      Of 4,452 properties;

•      With an occupancy rate of 98.2%, or 4,371 properties leased and 81 properties available for lease;

•      Leased to 235 different commercial tenants doing business in 47 separate industries;

•      Located in 49 states and Puerto Rico;

•      With over 74.1 million square feet of leasable space; and

•      With an average leasable space per property of approximately 16,650 square feet, including approximately 11,640 square feet per retail property and 211,580 square feet per industrial property.

At June 30, 2015, of our 4,452 properties, 4,371 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At June 30, 2015, our 235 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 272 additional tenants, representing approximately 5% of our annualized revenue at June 30, 2015, which brings our total tenant count to 507 tenants.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Retail industries
Apparel stores	2.1%	2.0%	1.9%	1.7%	1.4%	1.2%	1.1%
Automotive collision services	1.0	0.8	0.8	1.1	0.9	1.0	1.1
Automotive parts	1.3	1.3	1.2	1.0	1.2	1.4	1.5
Automotive service	2.0	1.8	2.1	3.1	3.7	4.7	4.8
Automotive tire services	3.0	3.2	3.6	4.7	5.6	6.4	6.9
Book stores	*	*	*	0.1	0.1	0.1	0.2
Child care	2.0	2.2	2.8	4.5	5.2	6.5	7.3
Consumer electronics	0.3	0.3	0.3	0.5	0.5	0.6	0.7
Convenience stores	9.4	10.1	11.2	16.3	18.5	17.1	16.9
Crafts and novelties	0.5	0.5	0.5	0.3	0.2	0.3	0.3
Dollar stores	9.1	9.6	6.2	2.2	-	-	-
Drug stores	10.7	9.5	8.1	3.5	3.8	4.1	4.3
Education	0.4	0.4	0.4	0.7	0.7	0.8	0.9
Entertainment	0.5	0.5	0.6	0.9	1.0	1.2	1.3
Equipment services	0.1	0.1	0.1	0.1	0.2	0.2	0.2
Financial services	1.4	1.4	1.5	0.2	0.2	0.2	0.2
General merchandise	1.3	1.2	1.1	0.6	0.6	0.8	0.8
Grocery stores	3.1	3.0	2.9	3.7	1.6	0.9	0.7
Health and fitness	7.2	7.0	6.3	6.8	6.4	6.9	5.9
Health care	1.0	1.1	1.1	-	-	-	-
Home furnishings	0.7	0.7	0.9	1.0	1.1	1.3	1.3
Home improvement	2.3	1.7	1.6	1.5	1.7	2.0	2.2
Jewelry	0.1	0.1	0.1	-	-	-	-
Motor vehicle dealerships	1.6	1.6	1.6	2.1	2.2	2.6	2.7
Office supplies	0.3	0.4	0.5	0.8	0.9	0.9	1.0
Pet supplies and services	0.7	0.7	0.8	0.6	0.7	0.9	0.9
Restaurants - casual dining	3.9	4.3	5.1	7.3	10.9	13.4	13.7
Restaurants - quick service	4.0	3.7	4.4	5.9	6.6	7.7	8.3
Shoe stores	0.5	0.1	0.1	0.1	0.2	0.1	-
Sporting goods	2.0	1.6	1.7	2.5	2.7	2.7	2.6
Theaters	5.1	5.3	6.2	9.4	8.8	8.9	9.2
Transportation services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Wholesale clubs	3.9	4.1	3.9	3.2	0.7	-	-
Other	*	*	0.1	0.1	0.1	0.3	1.1
Retail industries	81.6%	80.4%	79.8%	86.7%	88.6%	95.4%	98.3%

Industry Diversification (continued)

Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Non-retail industries
Aerospace	1.0	1.2	1.2	0.9	0.5	-	-
Beverages	2.6	2.8	3.3	5.1	5.6	3.0	-
Consumer appliances	0.5	0.5	0.6	0.1	-	-	-
Consumer goods	0.9	0.9	1.0	0.1	-	-	-
Crafts and novelties	0.1	0.1	0.1	-	-	-	-
Diversified industrial	0.9	0.5	0.2	0.1	-	-	-
Electric utilities	0.1	0.1	*	-	-	-	-
Equipment services	0.5	0.5	0.4	0.3	0.2	-	-
Financial services	0.4	0.4	0.5	0.4	0.3	-	-
Food processing	1.2	1.4	1.5	1.3	0.7	-	-
General merchandise	0.3	0.3	-	-	-	-	-
Government services	1.1	1.3	1.4	0.1	0.1	0.1	0.1
Health care	0.7	0.7	0.8	*	*	-	-
Home furnishings	0.2	0.2	0.2	-	-	-	-
Insurance	0.1	0.1	0.1	*	-	-	-
Machinery	*	0.2	0.2	0.1	-	-	-
Other manufacturing	0.7	0.7	0.6	-	-	-	-
Packaging	0.9	0.8	0.9	0.7	0.4	-	-
Paper	0.1	0.1	0.2	0.1	0.1	-	-
Shoe stores	0.2	0.8	0.9	-	-	-	-
Telecommunications	0.7	0.7	0.7	0.8	0.7	-	-
Transportation services	5.0	5.1	5.3	2.2	1.6	-	-
Other	0.2	0.2	0.1	1.0	1.2	1.5	1.6
Non-retail industries	18.4%	19.6%	20.2%	13.3%	11.4%	4.6%	1.7%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*    Less than 0.1%

(1)   Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Composition

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of June 30, 2015 (dollars in thousands):

		Approximate	Rental Revenue for	Percentage of
	Number of	Leasable	the Quarter Ended	Rental
Property Type	Properties	Square Feet	June 30, 2015(1)	Revenue
Retail	4,296	50,012,900	$190,221	78.8%
Industrial	97	20,523,400	30,790	12.8
Office	44	3,403,200	15,044	6.2
Agriculture	15	184,500	5,274	2.2
Totals	4,452	74,124,000	$241,329	100.0%

(1)      Includes rental revenue for all properties owned by Realty Income at June 30, 2015.  Excludes revenue of $34 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

(2)      Includes 14 Industrial properties formerly classified as Manufacturing properties which represent approximately 2% of rental revenue for the quarter ended June 30, 2015.  These properties are principally distribution facilities used for light assemblage, processing, and/or storage.  We re-classified these properties to our Industrial category to better reflect their use and to better clarify the categorization of our properties.

Tenant Diversification

The following table sets forth the largest tenants based on percentage of total portfolio rental revenue at June 30, 2015:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	176	7.1%
FedEx	38	4.9%
Dollar General	502	4.6%
LA Fitness	46	4.3%
Family Dollar	454	4.3%
Circle K / The Pantry	312	3.2%
AMC Theatres	20	2.7%
BJ’s Wholesale Clubs	15	2.7%
Diageo	17	2.5%
Regal Cinemas	23	2.2%
GPM Investments / Fas Mart	216	2.1%
Northern Tier Retail / SuperAmerica	134	2.1%
Life Time Fitness	9	2.0%
CVS Pharmacy	55	2.0%
Rite Aid	58	1.8%
TBC Corporation	149	1.8%
Walmart / Sam’s Club	19	1.3%
NPC International	202	1.3%
Freedomroads / Camping World	18	1.2%
Smart & Final	36	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,296 retail properties included in the 4,452 total properties owned by Realty Income at June 30, 2015, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue			Percentage of
	Retail	for the Quarter Ended			Retail Rental
	Properties	June 30, 2015	(1)		Revenue
Tenants Providing Services
Automotive collision services	45	$2,386			1.3%
Automotive service	239	4,816			2.6
Child care	209	4,863			2.6
Education	15	847			0.4
Entertainment	10	1,191			0.6
Equipment services	2	150			0.1
Financial services	119	3,263			1.7
Health and fitness	87	17,395			9.1
Health care	26	1,097			0.6
Theaters	45	12,286			6.5
Transportation services	2	229			0.1
Other	7	81		*
	806	48,604			25.6
Tenants Selling Goods and Services
Automotive parts (with installation)	61	1,400			0.7
Automotive tire services	185	7,258			3.8
Convenience stores	772	22,463			11.8
Motor vehicle dealerships	20	3,944			2.1
Pet supplies and services	15	726			0.4
Restaurants - casual dining	304	8,700			4.6
Restaurants - quick service	443	9,584			5.0
	1,800	54,075			28.4
Tenants Selling Goods
Apparel stores	28	5,005			2.6
Automotive parts	75	1,695			0.9
Book stores	1	104			0.1
Consumer electronics	7	722			0.4
Crafts and novelties	11	1,163			0.6
Dollar stores	958	21,943			11.5
Drug stores	282	24,395			12.8
General merchandise	69	3,132			1.7
Grocery stores	70	7,454			3.9
Home furnishings	59	1,728			0.9
Home improvement	51	4,837			2.5
Jewelry	4	175			0.1
Office supplies	9	788			0.4
Shoe stores	2	182			0.1
Sporting goods	32	4,878			2.6
Wholesale clubs	32	9,341			4.9
	1,690	87,542			46.0
Total Retail Properties	4,296	$190,221			100.0%

* Less than 0.1%

(1)            Includes rental revenue for all retail properties owned by Realty Income at June 30, 2015.  Excludes revenue of $51,108 from non-retail properties, $34 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,352 net leased, single-tenant properties as of June 30, 2015 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Jun 30,		Rental	of Leases	Jun 30,	Rental	of Leases	Jun 30,	Rental
Year	Retail	Non-Retail	Sq. Feet	2015	(2)	Revenue	Expiring	2015	Revenue	Expiring	2015	Revenue

2015	86	-	455,200	$1,877		0.8%	55	$1,242	0.5%	31	$635	0.3%
2016	162	1	1,087,800	4,019		1.7	75	1,921	0.8	88	2,098	0.9
2017	215	1	2,189,100	6,558		2.8	49	2,966	1.3	167	3,592	1.5
2018	286	9	3,867,900	12,006		5.0	158	8,454	3.5	137	3,552	1.5
2019	240	10	3,832,200	13,222		5.6	170	11,058	4.7	80	2,164	0.9
2020	162	12	4,086,000	11,305		4.7	110	9,559	4.0	64	1,746	0.7
2021	223	12	5,285,000	14,464		6.1	177	13,204	5.6	58	1,260	0.5
2022	229	17	7,441,300	15,040		6.3	220	14,278	6.0	26	762	0.3
2023	351	20	6,412,700	21,664		9.1	358	20,992	8.8	13	672	0.3
2024	187	11	3,731,500	10,731		4.5	193	10,569	4.4	5	162	0.1
2025	317	13	4,583,300	18,569		7.8	306	17,848	7.5	24	721	0.3
2026	236	3	2,985,100	11,281		4.7	234	11,078	4.6	5	203	0.1
2027	468	3	5,301,700	18,982		8.0	468	18,458	7.8	3	524	0.2
2028	284	5	5,966,100	16,228		6.8	287	16,172	6.8	2	56	*
2029	374	4	6,277,700	18,630		7.8	372	18,089	7.6	6	541	0.2
2030 - 2043	377	34	8,766,700	43,658		18.3	407	43,565	18.3	4	93	*

Totals	4,197	155	72,269,300	$238,234		100.0%	3,639	$219,453	92.2%	713	$18,781	7.8%

*                    Less than 0.1%

(1)                 Excludes 19 multi-tenant properties and 81 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)                 Excludes revenue of $3,095 from 19 multi-tenant properties and from 81 vacant properties at June 30, 2015, $68 from sold properties included in continuing operations and $34 from properties owned by Crest.

(3)                 Represents leases to the initial tenant of the property that are expiring for the first time.

(4)                 Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2015 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	June 30, 2015	(1)	Revenue
Alabama	136	99%	1,177,800	$3,784		1.6%
Alaska	3	100	275,900	542		0.2
Arizona	111	98	1,622,700	6,019		2.5
Arkansas	54	100	797,400	1,720		0.7
California	164	100	5,221,400	24,368		10.1
Colorado	70	99	1,007,900	3,818		1.6
Connecticut	24	92	534,900	2,489		1.0
Delaware	17	100	78,300	633		0.3
Florida	323	99	3,865,000	14,365		5.9
Georgia	237	98	3,362,400	10,365		4.3
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	785		0.3
Illinois	163	99	4,590,800	13,566		5.6
Indiana	145	100	1,456,700	6,690		2.8
Iowa	37	92	2,929,300	3,557		1.5
Kansas	88	97	1,623,400	3,657		1.5
Kentucky	60	98	966,300	3,387		1.4
Louisiana	90	99	1,025,900	3,106		1.3
Maine	10	90	145,300	889		0.4
Maryland	34	100	791,100	4,437		1.8
Massachusetts	81	96	751,100	3,470		1.4
Michigan	145	98	1,547,100	5,048		2.1
Minnesota	155	99	1,376,800	7,709		3.2
Mississippi	123	98	1,590,100	4,011		1.7
Missouri	139	97	2,804,800	8,468		3.5
Montana	4	100	67,100	96		*
Nebraska	33	100	736,900	1,870		0.8
Nevada	22	100	413,000	1,306		0.5
New Hampshire	20	100	320,100	1,507		0.6
New Jersey	69	96	690,200	3,719		1.5
New Mexico	31	100	302,500	870		0.4
New York	86	98	2,391,100	11,345		4.7
North Carolina	153	99	1,646,800	5,957		2.5
North Dakota	7	86	66,000	101		*
Ohio	224	98	5,338,500	13,128		5.4
Oklahoma	127	99	1,522,900	3,924		1.6
Oregon	25	100	525,400	1,935		0.8
Pennsylvania	148	99	1,829,300	7,277		3.0
Rhode Island	4	100	157,200	809		0.3
South Carolina	133	99	971,900	4,786		2.0
South Dakota	11	100	133,500	244		0.1
Tennessee	216	96	2,721,100	7,402		3.1
Texas	440	97	8,226,200	22,355		9.3
Utah	17	100	890,500	1,655		0.7
Vermont	5	100	98,000	480		0.2
Virginia	143	98	2,893,300	7,363		3.1
Washington	40	98	631,400	1,674		0.7
West Virginia	12	100	261,200	993		0.4
Wisconsin	52	98	1,577,300	3,358		1.4
Wyoming	5	80	54,900	143		0.1
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,452	98%	74,124,000	$241,329		100.0%

*               Less than 0.1%

(1)            Includes rental revenue for all properties owned by Realty Income at June 30, 2015.  Excludes revenue of $34 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

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

Of our 4,452 properties in our portfolio, approximately 97.8% or 4,352 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Item 3:         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our new credit facility, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2015. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
Year of	Fixed rate	interest rate on	Variable rate	interest rate on
maturity	debt	fixed rate debt	debt	variable rate debt
2015	$190.4	5.49%	$0.1	2.53%
2016	523.2	5.39	0.2	2.53
2017	307.9	5.63	9.6	2.39
2018	364.9	2.14	70.2	1.39
2019	554.1	6.74	451.8	1.13
Thereafter	2,562.4	4.52	272.0	1.24
Totals (1)	$4,502.9	4.82%	$803.9	1.21%
Fair Value (2)	$4,716.0		$800.3

(1)      Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At June 30, 2015, the unamortized balance of net premiums on mortgages payable is $12.7 million, and the unamortized balance of original issuance discounts on notes payable is $13.9 million.

(2)      We base the estimated fair value of the fixed rate senior notes and bonds at June 30, 2015 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2015 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loan balances reasonably approximate their estimated fair values at June 30, 2015.

The table incorporates only those exposures that exist as of June 30, 2015. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except four mortgages totaling $51.0 million at June 30, 2015, including net unamortized discounts, have fixed interest rates. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at June 30, 2015. Interest on our new credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our new credit facility balance of $430.0 million at June 30, 2015, a 1% change in interest rates would change our interest costs by $4.3 million per year.

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

As of and for the quarter ended June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of June 30, 2015, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                        OTHER INFORMATION

Item 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  7,827 shares of stock, at a price of $49.37, during April 2015;

•                  5,628 shares of stock, at a price of $46.88, during May 2015; and

•                  75 shares of stock, at a price of $45.25, during June 2015.

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

3.2                              Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and incorporated herein by reference), as amended on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and incorporated herein by reference), February 7, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 13, 2012 and incorporated herein by reference), February 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 22, 2012 and incorporated herein by reference), March 13, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2013 and incorporated herein by reference), September 3, 2013 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on September 6, 2013 and incorporated herein by reference), April 15, 2014 (filed as exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2014 and incorporated herein by reference), and June 16, 2015 (filed as exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2015 and incorporated herein by reference)

3.3                              Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

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

Material Contracts

10.1                       Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company's Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).

10.2                       Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.3                       Credit Agreement dated June 30, 2015 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on July 2, 2015 and incorporated herein by reference).

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the year period ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 30, 2015	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)