Form 10-Q
period 2015-09-30
REALTY INCOME CORP
filed 2015-10-29
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015, or

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

There were 249,600,461 shares of common stock outstanding as of October 22, 2015.

REALTY INCOME CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(dollars in thousands, except per share data)

	2015	2014
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,246,465	$3,046,372
Buildings and improvements	8,859,414	8,107,199
Total real estate, at cost	12,105,879	11,153,571
Less accumulated depreciation and amortization	(1,609,914)	(1,386,871)
Net real estate held for investment	10,495,965	9,766,700
Real estate held for sale, net	13,346	14,840
Net real estate	10,509,311	9,781,540
Cash and cash equivalents	7,074	3,852
Accounts receivable, net	74,977	64,386
Acquired lease intangible assets, net	1,043,554	1,039,724
Goodwill	15,372	15,470
Other assets, net	88,281	107,650
Total assets	$11,738,569	$11,012,622

LIABILITIES AND EQUITY
Distributions payable	$47,844	$43,675
Accounts payable and accrued expenses	97,219	123,287
Acquired lease intangible liabilities, net	241,128	220,469
Other liabilities	36,993	53,145
Lines of credit payable	439,000	223,000
Term loans	320,000	70,000
Mortgages payable, net	706,141	852,575
Notes payable, net	3,786,408	3,785,372
Total liabilities	5,674,733	5,371,523

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 238,085,515 shares issued and outstanding as of September 30, 2015 and 224,881,192 shares issued and outstanding as of December 31, 2014	7,107,662	6,464,987
Distributions in excess of net income	(1,463,392)	(1,246,964)
Total stockholders’ equity	6,039,648	5,613,401
Noncontrolling interests	24,188	27,698
Total equity	6,063,836	5,641,099
Total liabilities and equity	$11,738,569	$11,012,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2015 and 2014

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended

	September 30,		September 30,

	2015	2014	2015	2014
REVENUE
Rental	$247,578	$226,832	$724,131	$662,822
Tenant reimbursements	10,187	8,275	31,757	20,872
Other	1,124	606	3,729	2,238
Total revenue	258,889	235,713	759,617	685,932

EXPENSES
Depreciation and amortization	104,338	95,260	303,476	278,124
Interest	63,950	52,814	181,098	157,246
General and administrative	10,861	11,025	36,331	35,499
Property (including reimbursable)	13,542	12,770	42,455	33,474
Income taxes	745	697	2,448	2,358
Provisions for impairment	3,864	495	9,182	2,676
Total expenses	197,300	173,061	574,990	509,377

Gain on sales of real estate	6,224	10,975	17,117	14,211

Income from continuing operations	67,813	73,627	201,744	190,766

Income from discontinued operations	-	-	-	3,097

Net income	67,813	73,627	201,744	193,863

Net income attributable to noncontrolling interests	(338)	(344)	(919)	(1,016)

Net income attributable to the Company	67,475	73,283	200,825	192,847
Preferred stock dividends	(6,770)	(9,327)	(20,310)	(30,292)
Excess of redemption value over carrying value of preferred shares redeemed	-	(6,015)	-	(6,015)

Net income available to common stockholders	$60,705	$57,941	$180,515	$156,540

Amounts available to common stockholders per common share, basic and diluted:
Income from continuing operations	$0.26	$0.26	$0.78	$0.71
Net income	$0.26	$0.26	$0.78	$0.72

Weighted average common shares outstanding:
Basic	236,211,706	222,061,661	231,434,521	216,804,815

Diluted	236,739,942	222,236,071	231,862,767	217,147,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and 2014

(dollars in thousands) (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,744	$193,863
Adjustments to net income:
Depreciation and amortization	303,476	278,124
Income from discontinued operations	-	(3,097)
Amortization of share-based compensation	7,598	7,653
Non-cash rental adjustments	(6,462)	(5,390)
Amortization of net premiums on mortgages payable	(5,608)	(10,843)
Amortization of deferred financing costs	6,806	8,027
Loss on interest rate swaps	7,138	409
Gain on sales of real estate	(17,117)	(14,211)
Provisions for impairment on real estate	9,182	2,676
Cash provided by discontinued operations	-	1,310
Change in assets and liabilities
Accounts receivable and other assets	2,351	11,976
Accounts payable, accrued expenses and other liabilities	(36,160)	(30,416)
Net cash provided by operating activities	472,948	440,081
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,061,871)	(1,076,391)
Improvements to real estate, including leasing costs	(5,861)	(4,538)
Proceeds from sales of real estate:
Continuing operations	51,958	46,644
Discontinued operations	-	6,918
Collection of loans receivable	-	350
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	20,517	(27,340)
Net cash used in investing activities	(995,257)	(1,054,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(392,767)	(356,735)
Cash dividends to preferred stockholders	(20,310)	(31,447)
Borrowings on line of credit	1,059,000	1,359,121
Payments on line of credit	(843,000)	(1,442,121)
Proceeds from notes and bonds payable issued	-	598,594
Principal payments on mortgages payable	(140,825)	(77,619)
Proceeds from term loans	250,000	-
Proceeds from common stock offerings, net	276,430	528,615
Redemption of preferred units	(6,750)	-
Distributions to noncontrolling interests	(1,267)	(1,390)
Debt issuance costs	(10,358)	(5,609)
Proceeds from dividend reinvestment and stock purchase plan, net	360,941	56,580
Other items, including shares withheld upon vesting	(5,563)	(7,034)
Net cash provided by financing activities	525,531	620,955
Net increase in cash and cash equivalents	3,222	6,679
Cash and cash equivalents, beginning of period	3,852	10,257
Cash and cash equivalents, end of period	$7,074	$16,936

For supplemental disclosures, see note 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

At September 30, 2015, we owned 4,473 properties, located in 49 states and Puerto Rico, containing over 74.8 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $607,000 at September 30, 2015 and $765,000 at December 31, 2014.

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

E.  In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in this ASU require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification.  ASU 2015-03 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  We have not yet adopted this ASU and do not expect it to have a material impact on our consolidated financial statements.

In September 2015, FASB, issued ASU 2015-16, which amends Topic 805, Business Combinations. The amendments in this ASU require that we recognize purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminate the requirement to retrospectively account for these adjustments.  ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  We have chosen to early adopt ASU 2015-16 for the three- and nine-months ended September 30, 2015 and it did not have a material impact on our consolidated financial statements.

3.       Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	September 30,	December 31,
(dollars in thousands) at:	2015	2014
Acquired in-place leases	$1,046,040	$1,005,244
Accumulated amortization of acquired in-place leases	(242,183)	(177,722)
Acquired above-market leases	296,196	252,581
Accumulated amortization of acquired above-market leases	(56,499)	(40,379)
	$1,043,554	$1,039,724

	September 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2015	2014
Deferred financing costs, net	$21,428	$23,274
Notes receivable issued in connection with property sales	18,040	18,342
Restricted escrow deposits	17,437	36,540
Prepaid expenses	13,292	14,137
Credit facility origination costs, net	10,979	4,171
Impounds related to mortgages payable	5,093	5,789
Corporate assets, net	2,188	2,600
Other items	(176)	2,797
	$88,281	$107,650

C. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2015	2014
Common stock distributions	$45,447	$41,268
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	140	150
	$47,844	$43,675

D. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2015	2014
Notes payable - interest payable	$33,987	$63,919
Property taxes payable	19,181	11,634
Accrued costs on properties under development	11,944	18,011
Mortgages, term loans, credit line - interest payable and interest rate swaps	11,337	4,569
Other items	20,770	25,154
	$97,219	$123,287

E. Acquired lease intangible liabilities, net, consist of the	September 30,	December 31,
following (dollars in thousands) at:	2015	2014
Acquired below-market leases	$274,739	$243,025
Accumulated amortization of acquired below-market leases	(33,611)	(22,556)
	$241,128	$220,469

F. Other liabilities consist of the following	September 30,	December 31,
(dollars in thousands) at:	2015	2014
Rent received in advance	$26,313	$36,122
Security deposits	6,051	5,876
Capital lease obligations	4,629	4,397
Preferred units issued upon acquisition of ARCT	-	6,750
	$36,993	$53,145

4.       Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during the First Nine Months of 2015 and 2014

During the first nine months of 2015, we invested $1.1 billion in 195 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.5%. The 195 new properties and properties under development or expansion are located in 36 states, will contain approximately 5.1 million leasable square feet, and are 100% leased with a weighted average lease term of 16.7 years. The tenants occupying the new properties operate in 18 industries and the property types consist of 87.0% retail and 13.0% industrial, based on rental revenue.  None of our investments during 2015 caused any one tenant to be 10% or more of our total assets at September 30, 2015.

The $1.1 billion invested during the first nine months of 2015 was allocated as follows: $214.8 million to land, $780.8 million to buildings and improvements, $86.6 million to intangible assets related to leases, and $27.2 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2015 generated total revenues of $25.3 million and income from continuing operations of $12.6 million.

Of the $1.1 billion we invested during the first nine months of 2015, $117.2 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value and we expect to finalize the valuations and complete the purchase price allocations in 2015. During the first nine months of 2015, we finalized the purchase price allocations for $147.1 million invested in the fourth quarter of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first nine months of 2014, we invested $1.24 billion in 439 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 439 new properties and properties under development or expansion, were located in 42 states, contain over 8.5 million leasable square feet and were 100% leased with a weighted average lease term of 12.6 years. The tenants occupying the new properties operated in 27 industries and the property types consisted of 85.6% retail, 7.2% industrial and 7.2% office, based on rental revenue.

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

The properties acquired during the first nine months of 2014 contributed total revenues of $47.3 million and income from continuing operations of $19.2 million for the nine months ended September 30, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.1 billion we invested during the first nine months of 2015, $37.1 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.9%. Of the $1.24 billion we invested during the first nine months of 2014, $69.0 million was invested in 32 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.5%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $368,000 and $589,000 were recorded to general and administrative expense on our consolidated statements of income during the first nine months of 2015 and 2014, respectively.

C.           Investments in Existing Properties

During the first nine months of 2015, we capitalized costs of $5.9 million on existing properties in our portfolio, consisting of $555,000 for re-leasing costs, $3.8 million for recurring capital expenditures and $1.5 million for non-recurring building improvements.  In comparison, during the first nine months of 2014, we capitalized costs of $4.5 million on existing properties in our portfolio.

D.           Properties with Existing Leases

Of the $1.1 billion we invested during the first nine months of 2015, approximately $304.2 million was used to acquire 47 properties with existing leases.  In comparison, of the $1.24 billion we invested in the first nine months of 2014, approximately $949.6 million was used to acquire 180 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first nine months of 2015 and 2014, were $65.5 million and $62.1 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2015 and 2014 were $5.8 million and $6.4 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at September 30, 2015 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2015	$(2,090)	$22,242
2016	(8,353)	88,878
2017	(8,296)	87,689
2018	(8,049)	85,194
2019	(7,059)	75,130
Thereafter	35,278	444,724
Totals	$1,431	$803,857

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

At September 30, 2015, credit facility origination costs of $11.0 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of new credit facility origination costs incurred during the second and third quarters of 2015 as a result of entering into our new credit facility. These costs, as well as the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our new credit facility.

At September 30, 2015, we had a borrowing capacity of $1.56 billion available on our new credit facility (subject to customary conditions to borrowing) and an outstanding balance of $439.0 million, as compared to an outstanding balance of $223.0 million at December 31, 2014.

The weighted average interest rate on outstanding borrowings under our credit facilities was 1.2% during the first nine months of 2015 and 2014. At September 30, 2015, the effective interest rate was 1.3%.  Our new and previous credit facilities are and were subject to various leverage and interest coverage ratio limitations, and at September 30, 2015, we remain in compliance with the covenants on our new credit facility.

6.     Mortgages Payable

During the first nine months of 2015, we made $140.8 million in principal payments, including the repayment of ten mortgages in full for $135.3 million.  No mortgages were assumed during the first nine months of 2015.

During the first nine months of 2014, we made $77.6 million in principal payments, including the repayment of five mortgages in full for $72.0 million, and assumed mortgages totaling $166.7 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first nine months of 2014, aggregate net premiums totaling $604,000 were recorded upon assumption of the mortgages for above-market interest rates. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method.

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2015, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages assumed in the first nine months of 2014. The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $619,000 at September 30, 2015 and $827,000 at December 31, 2014. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of September 30, 2015 and December 31, 2014, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance

9/30/15	192	4.9%	4.0%	3.6	$695,186	$10,955	$706,141

12/31/14	241	5.0%	4.0%	3.7	$836,011	$16,564	$852,575

(1)

At September 30, 2015, there were 47 mortgages on 192 properties, while at December 31, 2014, there were 57 mortgages on 241 properties. The mortgages require monthly payments, with principal payments due at maturity. The mortgages are at fixed interest rates, except for four mortgages on 13 properties totaling $51.0 million at September 30, 2015, including net unamortized discounts. At December 31, 2014, five mortgages on 14 properties totaling $74.5 million, including net unamortized discounts, were at variable interest rates. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at September 30, 2015, and three mortgages totaling $39.1 million at December 31, 2014.

(2)	Stated interest rates ranged from 2.0% to 6.9% at September 30, 2015 and December 31, 2014.
(3)	Effective interest rates ranged from 2.2% to 8.9% at September 30, 2015, while effective interest rates ranged from 2.2% to 9.0% at December 31, 2014.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $11.0 million, as of September 30, 2015 (dollars in millions):

Year of
Maturity
2015	$1.9
2016	225.6
2017	142.7
2018	15.3
2019	26.2
Thereafter	283.5
Totals	$695.2

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each term loan.  The net balance of these deferred financing costs, which was $1.2 million at September 30, 2015, and $187,000 at December 31, 2014, is included in other assets, net on our consolidated balance sheets.

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

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2015, excluding unamortized original issuance discounts (dollars in millions):

Notes and
Year of Maturity	Bonds
2015	$150
2016	275
2017	175
2018	350
2019	550
Thereafter	2,300

Totals	$3,800

As of September 30, 2015, the weighted average interest rate on our notes and bonds payable was 4.8% and the weighted average remaining years until maturity was 6.5 years.

B.           Note Issuance

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of approximately $246.4 million from this offering were used to repay all outstanding borrowings under our credit facility, and the remaining proceeds were used for other general corporate purposes, including additional property acquisitions.  Interest is paid semiannually on the 2026 Notes.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from these offerings were used to repay a portion of the outstanding borrowings under our credit facility.  Interest is paid semiannually on the 2024 Notes.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At September 30, 2015, the remaining units from this issuance represent a 1.7% ownership in Realty Income, L.P.  Realty Income holds the remaining 98.3% interests in this entity and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2015 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2014	$13,067	$14,631	$27,698
Reallocation of equity	836	(1,887)	(1,051)
Redemptions	-	(2,121)	(2,121)
Distributions	(541)	(716)	(1,257)
Allocation of net income	195	724	919
Carrying value at September 30, 2015	$13,557	$10,631	$24,188

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2013	$13,489	$22,422	$35,911
Reallocation of equity	-	(6,647)	(6,647)
Redemptions	-	(1,032)	(1,032)
Distributions	(695)	(1,144)	(1,839)
Allocation of net income	273	1,032	1,305
Carrying value at December 31, 2014	$13,067	$14,631	$27,698

(1)	317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of September 30, 2015 and December 31, 2014.
(2)	534,546 Realty Income, L.P. units were issued on June 27, 2013, and 499,546 units were outstanding as of December 31, 2014 and 419,546 remain outstanding as of September 30, 2015.

During the first nine months of 2015, we recorded net equity reclassification adjustments of $1.1 million between noncontrolling interests and additional paid in capital to adjust the carrying value of noncontrolling interests to be in-line with their equity ownership interests in the entities. During 2014, we recorded an equity reclassification adjustment of $6.6 million between noncontrolling interests and additional paid in capital to adjust the carrying value of the Realty Income, L.P. noncontrolling interests to be in-line with their equity ownership interest in the entity.

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

	Carrying value per	Estimated fair
At September 30, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$18.0	$19.7
Mortgages payable assumed in connection with acquisitions, net	706.1	713.4
Notes and bonds payable, net of unamortized original issuance discounts	3,786.4	4,001.0

	Carrying value per	Estimated fair
At December 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.3	$20.1
Mortgages payable assumed in connection with acquisitions, net	852.6	857.9
Notes and bonds payable, net of unamortized original issuance discounts	3,785.4	4,092.8

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

We record interest rate swaps on the consolidated balance sheet at fair value. The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

13.     Gain on Sales of Real Estate

During the third quarter of 2015, we sold eight properties for $21.5 million, which resulted in a gain of $6.2 million. During the first nine months of 2015, we sold 22 investment properties for $52.0 million, which resulted in a gain of $17.1 million.  The results of operations for these properties are presented within continuing operations.

During the third quarter of 2014, we sold 11 properties for $33.8 million, which resulted in a gain of $11.0 million. During the first nine months of 2014, we sold 28 properties for $53.6 million, which resulted in a gain of $16.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first nine months of 2014 have been reclassified as discontinued operations, which was $2.6 million for the nine months ended September 30, 2014.

During the first nine months of 2015, Crest Net Lease, Inc., or Crest, did not sell any properties.  During the first nine months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property were reclassified as discontinued operations.

14.     Discontinued Operations

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

Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income.  Prior to the date of adoption of Accounting Standards Update 2014-08 (ASU 2014-08), which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment, we reported, in discontinued operations, the results of operations of properties that had either been disposed of or classified as held for sale in financial statements issued. For the nine months ended September 30, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per common share, basic and diluted.

15.   Impairments

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

During the third quarter of 2015, we recorded total provisions for impairment of $3.9 million on one property classified as held for sale, one property classified as held for investment, and two sold properties in the following industries: one in the pet supplies and services industry and three in the restaurant-casual dining industry. For the first nine months of 2015, we recorded total provisions for impairment of $9.2 million on four properties classified as held for sale, three properties classified as held for investment, four sold properties, and one property disposed of other than by sale in the following industries: one in the health and fitness industry, one in the pet supplies and services industry, nine in the restaurant-casual dining industry, and one among the industry we classify as “other.”  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the three and nine months ended September 30, 2015.

In comparison, for the third quarter of 2014, we recorded total provisions for impairment of $495,000 on four sold properties in the following industries: one in the convenience stores industry, two in the home improvement industry, and one in the restaurant-casual dining industry. For the first nine months of 2014, we recorded total provisions for impairment of $2.7 million on nine sold properties in the following industries: one in the consumer electronics industry, one in the convenience stores industry, one in the home furnishings industry, two in the home improvement industry, and four in the restaurant-casual dining industry. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and nine months ended September 30, 2014.

16.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first nine months of 2015 and 2014:

Month	2015	2014
January	$0.1834167	$0.1821667
February	0.1890000	0.1821667
March	0.1890000	0.1821667
April	0.1895000	0.1824792
May	0.1895000	0.1824792
June	0.1895000	0.1824792
July	0.1900000	0.1827917
August	0.1900000	0.1827917
September	0.1900000	0.1827917

Total	$1.6999167	$1.6423128

At September 30, 2015, a distribution of $0.1905 per common share was payable and was paid in October 2015.

B.      Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  During the first nine months of 2014, we paid six monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million.

C.      Class F Preferred Stock

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first nine months of 2015 and 2014, we paid nine monthly dividends to holders of our Class F preferred stock totaling $1.242189 per share, or $20.3 million, and at September 30, 2015, a monthly dividend of $0.138021 per share was payable and was paid in October 2015. We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended		Nine months ended

	September 30,		September 30,
	2015	2014	2015	2014
Weighted average shares used for the basic net income per share computation	236,211,706	222,061,661	231,434,521	216,804,815
Incremental shares from share-based compensation	211,214	174,410	111,224	25,198
Weighted average partnership common units convertible to common shares that were dilutive	317,022	-	317,022	317,022
Weighted average shares used for diluted net income per share computation	236,739,942	222,236,071	231,862,767	217,147,035
Unvested shares from share-based compensation that were anti-dilutive	132,948	45,654	107,879	58,654
Weighted average partnership common units convertible to common shares that were anti-dilutive	419,546	841,568	426,469	529,381

18.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $201.4 million in the first nine months of 2015 and $183.1 million in the first nine months of 2014.

Interest capitalized to properties under development was $463,000 in the first nine months of 2015 and $383,000 in the first nine months of 2014.

Cash paid for income taxes was $3.1 million in the first nine months of 2015 and $3.5 million in the first nine months of 2014.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     See note 15 for a discussion of impairments recorded by Realty Income for the first nine months of 2015 and 2014.

B.     See note 9 for a discussion of the $6.0 million excess of redemption value over carrying value of preferred shares subject to redemption charge recorded by Realty Income during the third quarter and first nine months of 2014.

C.     During the first nine months of 2014, we acquired mortgages payable to third-party lenders of $166.7 million, recorded $604,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions.

D.    During the first nine months of 2014, we applied $48.9 million of loans receivable to the purchase price of five acquired properties.

E.     Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.8 million at September 30, 2014.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2015	2014
Segment net real estate:
Apparel	$181,049	$185,237
Automotive service	130,860	120,948
Automotive tire services	249,279	255,447
Beverages	298,793	302,001
Child care	52,697	54,194
Convenience stores	733,545	752,047
Dollar stores	1,139,714	1,165,560
Drug stores	1,344,565	1,036,697
Financial services	255,915	262,095
Grocery stores	334,031	341,773
Health and fitness	836,062	546,583
Health care	221,642	227,084
Home improvement	268,609	226,577
Restaurants-casual dining	426,261	448,484
Restaurants-quick service	405,802	336,753
Theaters	369,280	375,982
Transportation services	690,809	661,053
Wholesale club	455,814	465,569
30 other non-reportable segments	2,114,584	2,017,456
Total segment net real estate	10,509,311	9,781,540

Intangible assets:
Apparel	49,198	52,445
Automotive service	19,431	2,909
Automotive tire services	13,619	14,871
Beverages	2,603	2,797
Convenience stores	16,414	17,535
Dollar stores	54,675	58,691
Drug stores	191,900	194,905
Financial services	35,860	39,564
Grocery stores	43,861	46,964
Health and fitness	64,469	66,460
Health care	31,217	35,017
Home improvement	43,933	35,726
Restaurants-casual dining	9,706	10,649
Restaurants-quick service	25,105	16,415
Theaters	18,635	21,600
Transportation services	95,854	101,040
Wholesale club	37,088	39,707
Other non-reportable segments	289,986	282,429

Goodwill:
Automotive service	448	451
Automotive tire services	865	865
Child care	5,053	5,095
Convenience stores	2,020	2,023
Restaurants-casual dining	2,232	2,279
Restaurants-quick service	1,085	1,085
Other non-reportable segments	3,669	3,672
Other corporate assets	170,332	175,888
Total assets	$11,738,569	$11,012,622

	Three months ended		Nine months ended

	September 30,		September 30,
Revenue	2015	2014	2015	2014
Segment rental revenue:
Apparel	$4,961	$4,849	$14,825	$12,780
Automotive service	4,690	4,040	13,806	12,466
Automotive tire services	7,132	6,995	21,503	21,175
Beverages	6,397	6,321	19,054	18,827
Child care	5,019	4,990	14,901	14,974
Convenience stores	22,638	22,592	67,770	67,221
Dollar stores	22,086	21,875	65,976	63,074
Drug stores	27,320	21,269	75,744	62,673
Financial services	4,260	4,248	12,787	12,572
Grocery stores	7,441	7,236	22,323	19,981
Health and fitness	21,238	15,764	54,649	46,078
Health care	4,012	4,017	12,045	12,022
Home improvement	6,155	4,796	16,839	10,650
Restaurants-casual dining	9,426	9,551	28,245	28,878
Restaurants-quick service	9,961	7,933	29,940	24,530
Theaters	12,288	11,899	36,765	34,975
Transportation services	12,573	11,598	37,775	34,383
Wholesale club	9,341	9,250	28,024	27,247
30 other non-reportable segments	50,640	47,609	151,160	138,316
Total rental revenue	247,578	226,832	724,131	662,822
Tenant reimbursements	10,187	8,275	31,757	20,872
Other revenue	1,124	606	3,729	2,238
Total revenue	$258,889	$235,713	$759,617	$685,932

20.     Common Stock Incentive Plan

In 2012, our Board of Directors adopted and stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to motivate, attract and retain the services of directors and employees considered essential to our long-term success. The 2012 Plan offers our directors and employees an opportunity to own stock in Realty Income or rights that will reflect our growth, development and financial success. Under the terms of the 2012 plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 3,985,734 shares. The 2012 Plan has a term of ten years from the date it was adopted by our Board of Directors.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.2 million during the third quarter of 2015, $2.2 million during the third quarter of 2014, $7.6 million during the first nine months of 2015 and $7.7 million during the first nine months of  2014.

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan. Our outstanding restricted stock vests over periods ranging from immediately to five years.

	For the nine months ended		For the year ended
	September 30, 2015		December 31, 2014
	Number of	Weighted	Number of	Weighted
	shares	average price(1)	shares	average price(1)
Outstanding nonvested shares, beginning of year	527,176	$29.02	722,263	$23.37
Shares granted	154,385	$50.88	262,655	$39.87
Shares vested	(165,199)	$36.71	(440,348)	$36.88
Shares forfeited	(24,738)	$44.86	(17,394)	$39.07
Outstanding nonvested shares, end of each period	491,624	$32.07	527,176	$29.02

(1) Grant date fair value.

During the first nine months of 2015, we issued 154,385 shares of common stock under the 2012 Plan. These shares vest over a five year service period, except for the annual grant of shares to our Board of Directors, totaling 28,000 shares, of which 12,000 shares vested immediately, 8,000 shares vest in one year following the grant (assuming continued service), and 8,000 shares vest over a three year service period.  Not included in the table above are 10,269 restricted share units granted during the first nine months of 2015 that vest over a five year service period and have the same economic rights as shares of restricted stock.

As of September 30, 2015, the remaining unamortized share-based compensation expense related to restricted stock totaled $15.8 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in the first nine months of 2015 or 2014.

B.    Performance Shares

During the first nine months of 2015, and the year ended December 31, 2014, we granted performance share awards, as well as dividend equivalent rights.  The number of performance shares that vest is based on the achievement of the following performance goals:

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

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	September 30, 2015		December 31, 2014
	Number of	Weighted	Number of	Weighted
	performance	average	performance	average
	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	59,405	$41.46	-	$-
Shares granted	55,716	$52.78	71,705	$41.46
Shares vested	-	$-	(4,067)	$41.46
Shares forfeited	-	$-	(8,233)	$41.46

Outstanding nonvested shares, end of each period	115,121	$46.94	59,405	$41.46

(1) Grant date fair value.

As of September 30, 2015, the remaining share-based compensation expense related to the performance shares totaled $3.8 million.  The portion related to the market-based awards is being recognized on a straight-line basis over the service period, and the portion related to the performance-based awards is being recognized on a tranche-by-tranche basis over the service period.

21.     Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first nine months of 2015, we issued 7,565,432 shares and raised approximately $360.9 million under the DRSPP.  During the first nine months of 2014, we issued 1,290,872 shares and raised approximately $56.6 million under the DRSPP.  From the inception of the DRSPP through September 30, 2015, we have issued 12,656,940 shares and raised approximately $579.5 million.

In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first nine months of 2015, we issued 7,413,207 shares and raised $353.7 million under the waiver approval process. During the first nine months 2014, we issued 1,135,897 shares and raised $50.0 million under the waiver approval process.  These shares are included in the total activity for the first nine months of 2015 and 2014 noted in the preceding paragraph.

22.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2015, we had commitments of $2.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2015, we had committed $58.4 million under construction contracts, which is expected to be paid in the next twelve months.

23.     Subsequent Events

In October 2015, we declared the following dividends, which will be paid in November 2015:

•                  $0.1905 per share to our common stockholders and

•                  $0.138021 per share to our Class F preferred stockholders.

In October 2015, we issued 11,500,000 shares of common stock, including 1,500,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.1 million, a portion of the net proceeds of $517.0 million was used to repay borrowings under our new credit facility and the remaining portion was used for other general corporate purposes, which may include acquisitions.

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

Realty Income (NYSE: O) was founded in 1969, and listed on the New York Stock Exchange, or NYSE, in 1994.  We elected to be taxed as a real estate investment trust, or REIT, requiring us to distribute dividends to our stockholders aggregating at least 90% of our taxable income (excluding net capital gains).

We seek to increase earnings and distributions to stockholders through active portfolio management, asset management and the acquisition of additional properties.

Generally, our portfolio and asset management efforts seek to achieve:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit;
•	Optimum exposure to certain tenants and markets through re-leasing vacant properties and selectively selling properties;
•	Maximum asset-level returns on properties re-leased and/or sold;
•	Optimum value of existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and
•	Investment opportunities in new asset classes for the portfolio.

At September 30, 2015, we owned a diversified portfolio:

•	Of 4,473 properties;
•	With an occupancy rate of 98.3%, or 4,399 properties leased and 74 properties available for lease;
•	Leased to 236 different commercial tenants doing business in 47 separate industries;
•	Located in 49 states and Puerto Rico;
•	With over 74.8 million square feet of leasable space; and
•	With an average leasable space per property of approximately 16,740 square feet, including approximately 11,580 square feet per retail property and 215,460 square feet per industrial property.

Of the 4,473 properties in the portfolio, 4,454, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At September 30, 2015, of the 4,454 single-tenant properties, 4,380 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.1 years.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of September 30, 2015, consisted of 4,473 properties located in 49 states and Puerto Rico, leased to 236 different commercial tenants doing business in 47 industry segments. Each of the 47 industry segments represented in our property portfolio individually accounted for no more than 11.1% of our rental revenue for the quarter ended September 30, 2015.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•	Tenants with reliable and sustainable cash flow;
•	Tenants with revenue and cash flow from multiple sources;
•	Tenants that are willing to sign a long-term lease (10 or more years); and
•	Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our retail rental revenue for the third quarter of 2015 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At September 30, 2015, our top 20 tenants represent approximately 55% of our annualized revenue and eight of these tenants have investment grade credit ratings.

Asset Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the tenant’s industries and locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing the overall credit quality.

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

At September 30, 2015, we classified 17 properties with a carrying amount of $13.3 million as held for sale on our balance sheet. For the remainder of 2015, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $65 million in property sales for all of 2015.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2015 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 46-year policy of paying monthly dividends.  In addition, we increased the dividend five times during 2015.  As of October 2015, we have paid 72 consecutive quarterly dividend increases and increased the dividend 82 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2015 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.1890000	0.0055833
3rd increase	Mar 2015	Apr 2015	0.1895000	0.0005000
4th increase	Jun 2015	Jul 2015	0.1900000	0.0005000
5th increase	Sep 2015	Oct 2015	0.1905000	0.0005000

The dividends paid per share during the first nine months of 2015 totaled approximately $1.6999167, as compared to approximately $1.6423128 during the first nine months of 2014, an increase of $0.0576, or 3.5%.

The monthly dividend of $0.1905 per share represents a current annualized dividend of $2.286 per share, and an annualized dividend yield of approximately 4.8% based on the last reported sale price of our common stock on the NYSE of $47.39 on September 30, 2015. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions during the Third Quarter of 2015

During the third quarter of 2015, we invested $123.9 million in 47 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 7.0%.  The 47 new properties and properties under development or expansion are located in 22 states, will contain approximately 960,000 leasable square feet and are 100% leased, with a weighted average lease term of 10.9 years.  The tenants occupying the new properties operate in 13 industries and the property types consist of 51.7% retail and 48.3% industrial, based on rental revenue.

Acquisitions during the First Nine Months of 2015

During the first nine months of 2015, we invested $1.1 billion in 195 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.5%. The 195 new properties and properties under development or expansion are located in 36 states, will contain approximately 5.1 million leasable square feet, and are 100% leased with a weighted average lease term of 16.7 years. The tenants occupying the new properties operate in 18 industries and the property types consist of 87.0% retail and 13.0% industrial, based on rental revenue.  During the first nine months of 2015, none of our real estate investments caused any one tenant to be 10% or more of our total assets at September 30, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.1 billion we invested during the first nine months of 2015, $37.1 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.9%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At September 30, 2015, we had 74 properties available for lease out of 4,473 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties.  Since December 31, 2014, when we reported 70 properties available for lease out of 4,327 and a 98.4% occupancy rate, we:

•                  Had 239 lease expirations;

•                  Re-leased 221 properties; and

•                  Sold 14 vacant properties.

Of the 221 properties re-leased during the first nine months of 2015, 189 properties were re-leased to existing tenants, six were re-leased to new tenants without vacancy, and 26 were re-leased to new tenants after a period of vacancy.  The annual rent on these 221 leases was $32.8 million, as compared to the previous rent on these same properties of $32.3 million, which represents a rent recapture rate of 101.5%.

At September 30, 2015, our average annualized rental revenue was approximately $13.32 per square foot on the 4,399 leased properties in our portfolio.  At September 30, 2015, we classified 17 properties with a carrying amount of $13.3 million as held for sale on our balance sheet.  The disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the third quarter of 2015, we capitalized costs of $3.4 million on existing properties in our portfolio, consisting of $93,000 for re-leasing costs, $1.8 million for recurring capital expenditures and $1.5 million for non-recurring building improvements.  In the third quarter of 2014, we capitalized costs of $1.8 million on existing properties in our portfolio.

In the first nine months of 2015, we capitalized costs of $5.9 million on existing properties in our portfolio, consisting of $555,000 for re-leasing costs, $3.8 million for recurring capital expenditures and $1.5 million for non-recurring building improvements.  In the first nine months of 2014, we capitalized costs of $4.5 million on existing properties in our portfolio.

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

At-the-Market (ATM) Program

In September 2015, we established an “at the market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  As of September 30, 2015, no shares have been sold under our ATM program.

New Credit Facility

In June 2015, we closed on a $2.25 billion unsecured credit facility. Our new credit facility is comprised of a $2.0 billion revolving credit facility and a $250 million five-year unsecured term loan. As of September 30, 2015, $1.56 billion was available on our new credit facility to fund additional acquisitions and for other general corporate purposes.

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

In October 2015, we issued 11,500,000 shares of common stock, including 1,500,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.1 million, a portion of the net proceeds of $517.0 million was used to repay borrowings under our credit facility and the remaining portion will be used for other general corporate purposes, which may include acquisitions.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, to provide our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP to pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first nine months of 2015, we issued 7,565,432 shares and raised approximately $360.9 million under the DRSPP, of which 7,413,207 shares and $353.7 million was raised under the waiver approval process.

Net Income Available to Common Stockholders

Net income available to common stockholders was $60.7 million in the third quarter of 2015, compared to $57.9 million in the third quarter of 2014, an increase of $2.8 million.  On a diluted per common share basis, net income was $0.26 in the third quarter of 2015 and 2014.

Net income available to common stockholders was $180.5 million in the first nine months of 2015, compared to $156.5 million in the first nine months of 2014, an increase of $24.0 million. On a diluted per common share basis, net income was $0.78 in the first nine months of 2015, as compared to $0.72 in the first nine months of 2014, an increase of $0.06, or 8.3%.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2015 were $6.2 million, as compared to gains from the sale of properties of $11.0 million during the third quarter of 2014.  Gains from the sale of properties during the first nine months of 2015 were $17.1 million, as compared to gains from the sale of properties of $16.8 million during the first nine months of 2014.

Funds from Operations (FFO) Available to Common Stockholders

In the third quarter of 2015, our FFO increased by $19.9 million, or 14.0%, to $162.2 million, compared to $142.3 million in the third quarter of 2014.  On a diluted per common share basis, FFO was $0.69 in the third quarter of 2015 and $0.64 in the third quarter of 2014, an increase of $0.05, or 7.8%.

In the first nine months of 2015, our FFO increased by $55.3 million, or 13.2%, to $474.5 million versus $419.2 million in the first nine months of 2014.  On a diluted per common share basis, FFO was $2.05 in the first nine months of 2015, compared to $1.93 in the first nine months of 2014, an increase of $0.12, or 6.2%.

Adjusted Funds from Operations (AFFO) Available to Common Stockholders

In the third quarter of 2015, our AFFO increased by $23.4 million, or 16.4%, to $165.8 million, compared to $142.4 million in the third quarter of 2014.  On a diluted per common share basis, AFFO was $0.70 in the third quarter of 2015 and $0.64 in the third quarter of 2014, an increase of $0.06, or 9.4%.

In the first nine months of 2015, our AFFO increased by $60.7 million, or 14.6%, to $477.0 million versus $416.3 million in the first nine months of 2014. On a diluted per common share basis, AFFO was $2.06 in the first nine months of 2015, compared to $1.92 in the first nine months of 2014, an increase of $0.14, or 7.3%. See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long-term, we believe that common stock should be the majority of our capital structure, however; we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2015, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.25 billion, or approximately 30.9% of our total market capitalization of $16.98 billion.

We define our total market capitalization at September 30, 2015 as the sum of:

•

Shares of our common stock outstanding of 238,085,515, plus total common units outstanding of 736,568, multiplied by the last reported sales price of our common stock on the NYSE of $47.39 per share on September 30, 2015, or $11.32 billion;

•	Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;
•	Outstanding borrowings of $439.0 million on our new credit facility;
•	Outstanding mortgages payable of $695.2 million, excluding net mortgage premiums of $11.0 million;
•	Outstanding borrowings of $320.0 million on our term loans; and
•	Outstanding senior unsecured notes and bonds of $3.8 billion, excluding unamortized original issuance discounts of $13.6 million.

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

Mortgage Debt

As of September 30, 2015, we had $695.2 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at September 30, 2015, we had net premiums totaling $11.0 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During the first nine months of 2015, we made $140.8 million of principal payments, including the repayment of ten mortgages in full for $135.3 million.

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

As of October 7, 2015, we had a borrowing capacity of $2.0 billion available on our new credit facility (subject to customary conditions to borrowing) after using common stock offering proceeds to pay off outstanding borrowings on our new credit facility.  At September 30, 2015, we had a borrowing capacity of $1.56 billion available on our new credit facility and an outstanding balance of $439.0 million.  The interest rate on borrowings outstanding under our new credit facility, at September 30, 2015, was 1.3% per annum.  We must comply with various financial and other covenants in our credit facility.  At September 30, 2015, we remain in compliance with these covenants. We expect to use our new credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of September 30, 2015, sorted by maturity date (dollars in millions):

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
$3,786

In November 2015, we expect to repay our $150 million 5.5% notes by borrowing on our new credit facility.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at September 30, 2015. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of September 30, 2015 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	43.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	5.8%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.1x
Maintenance of total unencumbered assets	> 150% of unsecured debt	239.4%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumption that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four-quarters had in each case occurred on October 1, 2014, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2014, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at September 30, 2015 (in thousands, for trailing twelve months):

Net income attributable to the Company	$278,614
Plus: interest expense	231,461
Plus: provision for taxes	3,552
Plus: depreciation and amortization	400,013
Plus: provisions for impairment	11,141
Plus: pro forma adjustments	42,618
Less: gain on sales of real estate	(42,387)
Income available for debt service, as defined	$925,012
Total pro forma debt service charge	$223,686
Debt service coverage ratio	4.1

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at September 30, 2015 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$925,012
Pro forma debt service charge plus preferred stock dividends	$250,766
Fixed charge coverage ratio	3.7

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At September 30, 2015, we had cash and cash equivalents totaling $7.1 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our new credit facility.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of September 30, 2015 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2015	$-		$150.0		$-	$1.9		$55.9		$0.4		$3.1		$30.4		$241.7
2016	-		275.0		-	225.6		203.4		1.5		12.3		30.3		748.1
2017	-		175.0		-	142.7		181.4		1.5		12.4		-		513.0
2018	-		350.0		70.0	15.3		163.0		1.6		12.4		-		612.3
2019	439.0		550.0		-	26.2		145.4		1.4		12.2		-		1,174.2
Thereafter	-		2,300.0		250.0	283.5		569.3		24.6		115.8		-		3,543.2
Totals	$439.0		$3,800.0		$320.0	$695.2		$1,318.4		$31.0		$168.2		$60.7		$6,832.5

(1)	The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.
(2)	Excludes non-cash original issuance discounts recorded on the notes payable. The unamortized balance of the original issuance discounts at September 30, 2015, is $13.6 million.
(3)	Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums at September 30, 2015, is $11.0 million.
(4)	Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of September 30, 2015 through their respective maturity dates.
(5)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(6)

Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7)	“Other” consists of $58.4 million of commitments under construction contracts and $2.3 million of commitments for tenant improvements and leasing costs. Amounts represent estimated annual payments.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2014, our cash distributions to preferred and common stockholders totaled $519.1 million, or approximately 155.0% of our taxable income of $334.9 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders, for the first nine months of 2015, totaled $392.8 million, representing 82.3% of our adjusted funds from operations available to common stockholders of $477.0 million. In comparison, our 2014 cash distributions to common stockholders totaled $479.3 million, representing 85.3% of our adjusted funds from operations available to common stockholders of $561.7 million.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2015, to the three and nine months ended September 30, 2014.

Rental Revenue

Rental revenue was $247.6 million for the third quarter of 2015, as compared to $226.8 million for the third quarter of 2014, an increase of $20.8 million, or 9.2%. The increase in rental revenue in the third quarter of 2015 compared to the third quarter of 2014 is primarily attributable to:

•                  The 168 properties (4.7 million square feet) we acquired in 2015, which generated $15.0 million of rent in the third quarter of 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $25.3 million of rent in the third quarter of 2015, compared to $20.3 million of rent in the third quarter of 2014, an increase of $5.0 million;

•                  Same store rents generated on 3,668 properties (58.1 million square feet) during the third quarter of 2015 increased by $2.2 million, or 1.1%, to $198.8 million from $196.6 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $42,000 in the third quarter of 2015 as compared to the third quarter of 2014;

•                  A net decrease of $1.9 million relating to properties sold in the first nine months of 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $502,000 relating to the aggregate of (i) rental revenue from properties (120 properties comprising 1.2 million square feet) that were vacant during any part of 2015 or 2014, and (ii) rental revenue for 21 properties under development and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $6.3 million in the third quarter of 2015 compared to $5.8 million in the third quarter of 2014.

Rental revenue was $724.1 million for the first nine months of 2015, as compared to $662.8 million for the first nine months of 2014, an increase of $61.3 million, or 9.2%. The increase in rental revenue in the first nine months of 2015 compared to the first nine months of 2014 is primarily attributable to:

•                  The 168 properties (4.7 million square feet) we acquired in the first nine months of 2015, which generated $24.4 million of rent in the first nine months of 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $74.2 million of rent in the first nine months of 2015, compared to $43.2 million in the first nine months of 2014, an increase of $31.0 million;

•                  Same store rents generated on 3,668 properties (58.1 million square feet) during the first nine months of 2015 and 2014, increased by $7.6 million, or 1.3%, to $597.2 million from $589.6 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $2.7 million in the first nine months of 2015 as compared to the first nine months of 2014;

•                  A net decrease of $6.1 million relating to properties sold in the first nine months of 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $1.7 million relating to the aggregate of (i) rental revenue from properties (120 properties comprising 1.2 million square feet) that were available for lease during part of 2015 or 2014, (ii) rental revenue for 21 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $18.7 million in the first nine months of 2015 compared to $17.0 million in the first nine months of 2014.

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

Of the 4,473 properties in the portfolio at September 30, 2015, 4,454, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,454 single-tenant properties, 4,380, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.1 years at September 30, 2015. Of our 4,380 leased single-tenant properties, 3,898 or 89.0% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $116,000 in the third quarter of 2015, and $144,000 in the third quarter of 2014. Percentage rent was $2.4 million in the first nine months of 2015, and $1.9 million in the first nine months of 2014.  Percentage rent in the first nine months of 2015 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2015.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2015, our portfolio of 4,473 properties was 98.3% leased with 74 properties available for lease, as compared to 98.4% leased, or 70 properties available for lease at December 31, 2014, and 98.3% occupancy, or 74 properties available for lease at September 30, 2014. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $10.2 million in the third quarter of 2015, compared to $8.3 million in the third quarter of 2014, and $31.8 million in the first nine months of 2015, compared to $20.9 million in the first nine months of 2014.  The increase in tenant reimbursements is primarily due to our acquisitions during 2014 and the first nine months of 2015.  Our tenant reimbursements approximate our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $1.1 million in the third quarter of 2015, compared to $606,000 in the third quarter of 2014, and $3.7 million in the first nine months of 2015, compared to $2.2 million in the first nine months of 2014.

Depreciation and Amortization

Depreciation and amortization was $104.3 million for the third quarter of 2015, compared to $95.3 million for the third quarter of 2014. Depreciation and amortization was $303.5 million for the first nine months of 2015, compared to $278.1 million for the first nine months of 2014. The increase in depreciation and amortization in the first nine months of 2015 was primarily due to the acquisition of properties in 2014 and the first nine months of 2015, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations (FFO) Available to Common Stockholders” and “Adjusted Funds from Operations (AFFO) Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$57,731	$55,143	$171,132	$158,881
Credit facility commitment fees	767	671	2,088	1,991
Amortization of credit facility origination costs and deferred financing costs	2,178	2,089	6,580	6,036
(Gain) loss on interest rate swaps	5,180	(633)	7,138	409
Dividend on preferred shares subject to redemption	-	1,155	-	1,155
Amortization of net mortgage premiums	(1,786)	(5,449)	(5,609)	(10,843)
Capital lease obligation	77	-	232	-
Interest capitalized	(197)	(162)	(463)	(383)
Interest expense	$63,950	$52,814	$181,098	$157,246

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,226,046	$4,627,074	$5,101,239	$4,542,723
Average interest rates	4.31%	4.71%	4.42%	4.62%

The increase in interest expense was primarily due to the June 2014 issuance of our 3.88% senior unsecured notes due July 2024 and the September 2014 issuance of our 4.125% senior unsecured notes due October 2026.  Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded directly to interest expense.  We recorded a loss on interest rate swaps of $5.2 million and $7.1 million for the three and nine months ended September 30, 2015, respectively.  We recorded a gain on interest rate swaps of $633,000 for the third quarter of 2014 and recorded a loss on interest rate swaps of $409,000 for the nine months ended September 30, 2014.

At September 30, 2015, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.8 billion (excluding unamortized original issuance discounts of $13.6 million) was 4.8%;

•                  Mortgages payable of $695.2 million (excluding net premiums totaling $11.0 million on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $439.0 million was 1.2%;

•                  Term loans outstanding borrowings of $320.0 million was 1.2%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.3 billion was 4.3%.

General and Administrative Expenses

General and administrative expenses decreased by $164,000 to $10.9 million in the third quarter of 2015, compared to $11.0 million in the third quarter of 2014. General and administrative expenses increased by $832,000 to $36.3 million for the first nine months of 2015, compared to $35.5 million in the first nine months of 2014.  Included in general and administrative expenses are acquisition transaction costs of $368,000 for the first nine months of 2015 and $589,000 for the first nine months of 2014. In October 2015, we had 130 employees, as compared to 124 employees in October 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
General and administrative expenses	$10,861	$11,025	$36,331	$35,499
Total revenue (1)	248,702	227,438	727,860	665,060
General and administrative expenses as a percentage of total revenue	4.4%	4.8%	5.0%	5.3%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gains on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and expenses we are responsible for on some of the leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio expenses include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2015, 74 properties were available for lease, as compared to 70 properties at December 31, 2014 and 74 properties at September 30, 2014.

Property expenses were $13.5 million (including $10.2 million in reimbursable expenses) in the third quarter of 2015, and $12.8 million (including $8.3 million in reimbursable expenses) in the third quarter of 2014. Property expenses were $42.5 million (including $31.8 million in reimbursable expenses) in the first nine months of 2015 and $33.5 million (including $20.9 million in reimbursable expenses) in the first nine months of 2014. The increase in gross property expenses in the first nine months of 2015 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements primarily due to our acquisitions during 2014 and the first nine months of 2015.

While the gross property expenses have increased, our net property expenses (net of tenant reimbursements) has actually decreased during the three and nine months ended September 30, 2015 as compared to 2014.  The net expenses have decreased primarily due to lower portfolio vacancy, lower property insurance premiums and fewer one-time maintenance expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Property expenses net of tenant reimbursements	$3,355	$4,495	$10,698	$12,602
Total revenue (1)	248,702	227,438	727,860	665,060
Property expenses net of tenant reimbursements as a percentage of total revenue	1.3%	2.0%	1.5%	1.9%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gains on sales.

Income Taxes

Income taxes were $745,000 in the third quarter of 2015, as compared to $697,000 in the third quarter of 2014. Income taxes were $2.4 million in the first nine months of 2015 and 2014, respectively. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.

Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income

Operations from 17 properties were classified as held for sale at September 30, 2015, and are included in income from continuing operations. For the nine months ended September 30, 2014, we recorded income from discontinued operations of $3.1 million, or $0.01 per common share, basic and diluted.

Provisions for Impairment

For the third quarter of 2015, we recorded total provisions for impairment of $3.9 million on one property classified as held for sale, one property classified as held for investment, and two sold properties.  For the first nine months of 2015, we recorded total provisions for impairment of $9.2 million on four properties classified as held for sale, three properties classified as held for investment, four sold properties, and one property disposed of other than by sale. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of Accounting Standards Update 2014-08 (ASU 2014-08), which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and nine months September 30, 2015.

For the third quarter of 2014, we recorded total provisions for impairment of $495,000 on four sold properties. For the first nine months of 2014, we recorded total provisions for impairment of $2.7 million on nine sold properties. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08, accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statements of income for the three and nine months September 30, 2014.

Gain on Sales of Real Estate

During the third quarter of 2015, we sold eight properties for $21.5 million, which resulted in a gain of $6.2 million. During the first nine months of 2015, we sold 22 investment properties for $52.0 million, which resulted in a gain of $17.1 million.  The results of operations for these properties are presented within continuing operations.

In comparison, during the third quarter of 2014, we sold 11 properties for $33.8 million, which resulted in a gain of $11.0 million. During the first nine months of 2014, we sold 28 properties for $53.6 million, which resulted in a gain of $16.8 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the first nine months of 2014 have been reclassified as discontinued operations.

During the first nine months of 2015, Crest Net Lease, Inc., or Crest, did not sell any properties.  During the first nine months of 2014, Crest sold one property for $820,000, which did not result in a gain. The results of operations for this property were reclassified as discontinued operations.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the third quarter of 2015 and $9.3 million in the third quarter of 2014.  Preferred stock dividends totaled $20.3 million in the first nine months of 2015 and $30.3 million in the first nine months of 2014.

In October 2014, we redeemed all 8,800,000 shares of our 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock, or the Class E preferred stock, for $25.00 per share, plus accrued dividends. We incurred a non-cash charge of $6.0 million. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.

Net Income Available to Common Stockholders

Net income available to common stockholders was $60.7 million in the third quarter of 2015, compared to $57.9 million in the third quarter of 2014, an increase of $2.8 million.  On a diluted per common share basis, net income was $0.26 in the third quarter of 2015 and 2014.

Net income available to common stockholders was $180.5 million in the first nine months of 2015, compared to $156.5 million in the first nine months of 2014, an increase of $24.0 million, or 15.3%. On a diluted per common share basis, net income was $0.78 in the first nine months of 2015, as compared to $0.72 in the first nine months of 2014, an increase of $0.06, or 8.3%.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS (FFO) AVAILABLE TO COMMON STOCKHOLDERS

FFO for the third quarter of 2015 increased by $19.9 million, or 14.0%, to $162.2 million, compared to $142.3 million in the third quarter of 2014.  On a diluted per common share basis, FFO was $0.69 in the third quarter of 2015, compared to $0.64 in the third quarter of 2014, an increase of $0.05, or 7.8%. In the first nine months of 2015, our FFO increased by $55.3 million, or 13.2%, to $474.5 million, compared to $419.2 million in the first nine months of 2014.  On a diluted per common share basis, FFO was $2.05 in the first nine months of 2015, compared to $1.93 in the first nine months of 2014, an increase of $0.12, or 6.2%.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$60,705	$57,941	$180,515	$156,540
Depreciation and amortization	104,338	95,260	303,476	278,124
Depreciation of furniture, fixtures and equipment	(184)	(125)	(608)	(320)
Provisions for impairment on investment properties	3,864	495	9,182	2,676
Gain on sales of investment properties:
Continuing operations	(6,224)	(10,975)	(17,117)	(14,211)
Discontinued operations	-	-	-	(2,607)
FFO adjustments allocable to noncontrolling interests	(339)	(337)	(918)	(1,032)
FFO available to common stockholders (1)	$162,160	$142,259	$474,530	$419,170

FFO per common share, basic and diluted (2)	$0.69	$0.64	$2.05	$1.93

Distributions paid to common stockholders	$134,489	$122,092	$392,767	$356,735

FFO in excess of distributions paid to common stockholders	$27,671	$20,167	$81,763	$62,435

Weighted average number of common shares used for computation per share:

Basic	236,211,706	222,061,661	231,434,521	216,804,815
Diluted (2)	236,739,942	222,236,071	231,545,745	216,830,013

(1)

FFO available to common stockholders and dilutive noncontrolling interests for the three months ended September 30, 2015 is $162,377 after the inclusion of $217 of FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were anti-dilutive for all other periods presented.

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

ADJUSTED FUNDS FROM OPERATIONS (AFFO) AVAILABLE TO COMMON STOCKHOLDERS

AFFO for the third quarter of 2015, increased by $23.4 million, or 16.4%, to $165.8 million, compared to $142.4 million in the third quarter of 2014. On a diluted per common share basis, AFFO was $0.70 in the third quarter of 2015 and $0.64 in the third quarter of 2014, an increase of $0.06, or 9.4%. In the first nine months of 2015, our AFFO increased by $60.7 million, or 14.6%, to $477.0 million, compared to $416.3 million in the first nine months of 2014. On a diluted per common share basis, AFFO was $2.06 in the first nine months of 2015, compared to $1.92 in the first nine months of 2014, an increase of $0.14, or 7.3%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income available to common stockholders	$60,705	$57,941	$180,515	$156,540

Cumulative adjustments to calculate FFO (1)	101,455	84,318	294,015	262,630

FFO available to common stockholders	162,160	142,259	474,530	419,170
Excess of redemption value over carrying value of preferred share redemptions	-	6,015	-	6,015
Amortization of share-based compensation	2,235	2,204	7,598	7,653
Amortization of deferred financing costs (2)	1,354	1,235	3,959	3,476
Amortization of net mortgage premiums	(1,624)	(2,285)	(5,252)	(7,060)
Gain on early extinguishment of debt	(162)	(2,909)	(356)	(3,528)
(Gain) loss on interest rate swaps	5,180	(633)	7,138	409
Leasing costs and commissions	(93)	(188)	(555)	(655)
Recurring capital expenditures	(1,811)	(1,616)	(3,820)	(3,883)
Straight-line rent	(3,648)	(3,851)	(12,283)	(11,764)
Amortization of above and below-market leases	2,125	2,166	5,821	6,374
Other adjustments (3)	74	32	226	48

Total AFFO available to common stockholders (4)	$165,790	$142,429	$477,006	$416,255

AFFO per common share:
Basic	$0.70	$0.64	$2.06	$1.92
Diluted (4)	$0.70	$0.64	$2.06	$1.92

Distributions paid to common stockholders	$134,489	$122,092	$392,767	$356,735

AFFO in excess of distributions paid to common stockholders	$31,301	$20,337	$84,239	$59,520

Weighted average number of common shares used for computation per share:

Basic	236,211,706	222,061,661	231,434,521	216,804,815

Diluted (5)	236,739,942	222,236,071	231,545,745	216,830,013

(1)	See reconciling items for FFO presented under “Funds from Operations (FFO) Available to Common Stockholders.”

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

(4)

AFFO available to common stockholders and dilutive noncontrolling interests for the three months ended September 30, 2015 is $166,009 after the inclusion of $219 of AFFO allocable to dilutive noncontrolling interests. Noncontrolling interests were anti-dilutive for all other periods presented.

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2015, we owned a diversified portfolio:

•                  Of 4,473 properties;

•                  With an occupancy rate of 98.3%, or 4,399 properties leased and 74 properties available for lease;

•                  Leased to 236 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 74.8 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,740 square feet, including approximately 11,580 square feet per retail property and 215,460 square feet per industrial property.

At September 30, 2015, of our 4,473 properties, 4,399 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At September 30, 2015, our 236 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 276 additional tenants, representing approximately 5% of our annualized revenue at September 30, 2015, which brings our total tenant count to 512 tenants.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Retail industries
Apparel stores	2.0%	2.0%	1.9%	1.7%	1.4%	1.2%	1.1%
Automotive collision services	1.0	0.8	0.8	1.1	0.9	1.0	1.1
Automotive parts	1.3	1.3	1.2	1.0	1.2	1.4	1.5
Automotive service	1.9	1.8	2.1	3.1	3.7	4.7	4.8
Automotive tire services	2.9	3.2	3.6	4.7	5.6	6.4	6.9
Book stores	*	*	*	0.1	0.1	0.1	0.2
Child care	2.0	2.2	2.8	4.5	5.2	6.5	7.3
Consumer electronics	0.3	0.3	0.3	0.5	0.5	0.6	0.7
Convenience stores	9.1	10.1	11.2	16.3	18.5	17.1	16.9
Crafts and novelties	0.5	0.5	0.5	0.3	0.2	0.3	0.3
Dollar stores	8.9	9.6	6.2	2.2	-	-	-
Drug stores	11.1	9.5	8.1	3.5	3.8	4.1	4.3
Education	0.3	0.4	0.4	0.7	0.7	0.8	0.9
Entertainment	0.5	0.5	0.6	0.9	1.0	1.2	1.3
Equipment services	*	0.1	0.1	0.1	0.2	0.2	0.2
Financial services	1.3	1.4	1.5	0.2	0.2	0.2	0.2
General merchandise	1.4	1.2	1.1	0.6	0.6	0.8	0.8
Grocery stores	3.0	3.0	2.9	3.7	1.6	0.9	0.7
Health and fitness	8.5	7.0	6.3	6.8	6.4	6.9	5.9
Health care	1.0	1.1	1.1	-	-	-	-
Home furnishings	0.7	0.7	0.9	1.0	1.1	1.3	1.3
Home improvement	2.5	1.7	1.6	1.5	1.7	2.0	2.2
Jewelry	0.1	0.1	0.1	-	-	-	-
Motor vehicle dealerships	1.4	1.6	1.6	2.1	2.2	2.6	2.7
Office supplies	0.3	0.4	0.5	0.8	0.9	0.9	1.0
Pet supplies and services	0.7	0.7	0.8	0.6	0.7	0.9	0.9
Restaurants - casual dining	3.8	4.3	5.1	7.3	10.9	13.4	13.7
Restaurants - quick service	4.0	3.7	4.4	5.9	6.6	7.7	8.3
Shoe stores	0.5	0.1	0.1	0.1	0.2	0.1	-
Sporting goods	1.8	1.6	1.7	2.5	2.7	2.7	2.6
Theaters	5.0	5.3	6.2	9.4	8.8	8.9	9.2
Transportation services	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Wholesale clubs	3.8	4.1	3.9	3.2	0.7	-	-
Other	*	*	0.1	0.1	0.1	0.3	1.1
Retail industries	81.7%	80.4%	79.8%	86.7%	88.6%	95.4%	98.3%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2014	2013	2012	2011	2010	2009
Non-retail industries
Aerospace	1.1	1.2	1.2	0.9	0.5	-	-
Beverages	2.6	2.8	3.3	5.1	5.6	3.0	-
Consumer appliances	0.5	0.5	0.6	0.1	-	-	-
Consumer goods	0.9	0.9	1.0	0.1	-	-	-
Crafts and novelties	0.1	0.1	0.1	-	-	-	-
Diversified industrial	0.9	0.5	0.2	0.1	-	-	-
Electric utilities	0.1	0.1	*	-	-	-	-
Equipment services	0.5	0.5	0.4	0.3	0.2	-	-
Financial services	0.4	0.4	0.5	0.4	0.3	-	-
Food processing	1.2	1.4	1.5	1.3	0.7	-	-
General merchandise	0.3	0.3	-	-	-	-	-
Government services	1.1	1.3	1.4	0.1	0.1	0.1	0.1
Health care	0.7	0.7	0.8	*	*	-	-
Home furnishings	0.2	0.2	0.2	-	-	-	-
Insurance	0.1	0.1	0.1	*	-	-	-
Machinery	*	0.2	0.2	0.1	-	-	-
Other manufacturing	0.7	0.7	0.6	-	-	-	-
Packaging	0.8	0.8	0.9	0.7	0.4	-	-
Paper	0.1	0.1	0.2	0.1	0.1	-	-
Shoe stores	0.2	0.8	0.9	-	-	-	-
Telecommunications	0.6	0.7	0.7	0.8	0.7	-	-
Transportation services	5.0	5.1	5.3	2.2	1.6	-	-
Other	0.2	0.2	0.1	1.0	1.2	1.5	1.6
Non-retail industries	18.3%	19.6%	20.2%	13.3%	11.4%	4.6%	1.7%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Composition

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of September 30, 2015 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	September 30, 2015	(1)	Revenue
Retail	4,315	49,974,300	$195,847		79.2%
Industrial(2)	99	21,330,400	31,080		12.6
Office	44	3,403,200	14,941		6.0
Agriculture	15	184,500	5,333		2.2
Totals	4,473	74,892,400	$247,201		100.0%

(1)

Includes rental revenue for all properties owned by Realty Income at September 30, 2015. Excludes revenue of $34 from properties owned by Crest and $343 from sold properties that were included in continuing operations.

(2)

Includes 14 Industrial properties formerly classified as Manufacturing properties which represent approximately 2% of rental revenue for the quarter ended September 30, 2015. These properties are principally distribution facilities used for light assemblage, processing, and/or storage. We re-classified these properties to our Industrial category to better reflect their use and to better clarify the categorization of our properties.

Tenant Diversification

The following table sets forth the largest tenants based on percentage of total portfolio rental revenue at September 30, 2015:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	176	7.0%
FedEx	39	5.2%
Dollar General	502	4.5%
Dollar Tree / Family Dollar	456	4.2%
LA Fitness	45	4.2%
Circle K / The Pantry	310	3.1%
AMC Theaters	20	2.6%
BJ’s Wholesale Clubs	15	2.6%
Diageo	17	2.5%
Regal Cinemas	23	2.1%
GPM Investments / Fas Mart	217	2.1%
Northern Tier Retail / SuperAmerica	134	2.1%
Life Time Fitness	9	2.0%
CVS Pharmacy	55	1.9%
Rite Aid	58	1.8%
TBC Corporation	149	1.8%
Walmart / Sam’s Club	19	1.3%
NPC International	202	1.3%
Freedomroads / Camping World	18	1.2%
Smart & Final	36	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,315 retail properties included in the 4,473 total properties owned by Realty Income at September 30, 2015, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	September 30, 2015	(1)	Revenue
Tenants Providing Services
Automotive collision services	45	$2,361		1.2%
Automotive service	238	4,689		2.4
Child care	208	5,010		2.5
Education	15	861		0.4
Entertainment	10	1,188		0.6
Equipment services	2	130		*
Financial services	118	3,254		1.7
Health and fitness	86	20,988		10.7
Health care	26	1,093		0.6
Theaters	45	12,288		6.3
Transportation services	2	229		0.1
Other	8	79		*
	803	52,170		26.5
Tenants Selling Goods and Services
Automotive parts (with installation)	63	1,484		0.7
Automotive tire services	186	7,132		3.6
Convenience stores	770	22,473		11.5
Motor vehicle dealerships	22	3,525		1.8
Pet supplies and services	14	739		0.4
Restaurants - casual dining	301	8,773		4.5
Restaurants - quick service	463	9,954		5.1
	1,819	54,080		27.6
Tenants Selling Goods
Apparel stores	28	5,034		2.6
Automotive parts	77	1,711		0.9
Book stores	1	104		*
Consumer electronics	7	750		0.4
Crafts and novelties	11	1,139		0.6
Dollar stores	958	22,086		11.3
Drug stores	282	25,859		13.2
General merchandise	69	3,459		1.8
Grocery stores	70	7,368		3.8
Home furnishings	59	1,727		0.9
Home improvement	52	5,486		2.8
Jewelry	4	175		0.1
Office supplies	9	788		0.4
Shoe stores	2	182		0.1
Sporting goods	32	4,388		2.2
Wholesale clubs	32	9,341		4.8
	1,693	89,597		45.9
Total Retail Properties	4,315	$195,847		100.0%

* Less than 0.1%

(1)

Includes rental revenue for all retail properties owned by Realty Income at September 30, 2015. Excludes revenue of $51,354 from non-retail properties, $34 from properties owned by Crest and $343 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,380 net leased, single-tenant properties as of September 30, 2015 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Sep 30,		Rental	of Leases	Sep 30,	Rental	of Leases	Sep 30,	Rental
Year	Retail	Non-Retail	Sq. Feet	2015	(2)	Revenue	Expiring	2015	Revenue	Expiring	2015	Revenue

2015	47	-	279,400	$1,111		0.5%	30	$780	0.3%	17	$331	0.2%
2016	136	-	841,100	3,238		1.3	58	1,386	0.6	78	1,852	0.7
2017	201	1	2,125,000	6,462		2.6	54	3,024	1.2	148	3,438	1.4
2018	298	9	3,901,200	12,359		5.1	170	8,742	3.6	137	3,617	1.5
2019	245	10	3,865,400	13,300		5.4	173	11,109	4.5	82	2,191	0.9
2020	181	12	4,162,400	11,784		4.8	112	9,646	4.0	81	2,138	0.8
2021	239	13	5,492,300	15,021		6.2	181	13,403	5.5	71	1,618	0.7
2022	230	17	7,436,400	15,068		6.2	220	14,314	5.9	27	754	0.3
2023	352	20	6,412,800	21,683		8.9	359	21,015	8.6	13	668	0.3
2024	189	11	3,748,300	11,383		4.7	195	11,220	4.6	5	163	0.1
2025	320	15	5,396,900	18,856		7.7	311	18,146	7.4	24	710	0.3
2026	241	3	3,091,600	11,382		4.7	234	11,048	4.5	10	334	0.2
2027	490	3	5,430,900	19,173		7.9	469	18,346	7.6	24	827	0.3
2028	287	5	5,983,100	15,990		6.5	287	15,876	6.5	5	114	*
2029	373	4	6,272,900	19,296		7.9	371	19,119	7.8	6	177	0.1
2030 - 2043	394	34	8,724,000	47,943		19.6	422	47,796	19.6	6	147	*
Totals	4,223	157	73,163,700	$244,049		100.0%	3,646	$224,970	92.2%	734	$19,079	7.8%

*	Less than 0.1%

(1)	Excludes 19 multi-tenant properties and 74 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)

Excludes revenue of $3,152 from 19 multi-tenant properties and from 74 vacant properties at September 30, 2015, $343 from sold properties included in continuing operations and $34 from properties owned by Crest.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.

(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2015 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	September 30, 2015	(1)	Revenue
Alabama	136	99%	1,177,800	$3,991		1.6%
Alaska	3	100	275,900	599		0.2
Arizona	111	98	1,622,700	6,290		2.5
Arkansas	54	100	797,400	1,749		0.7
California	164	100	5,221,400	24,468		9.9
Colorado	71	99	1,010,800	3,849		1.6
Connecticut	24	92	534,900	2,470		1.0
Delaware	17	100	78,300	633		0.3
Florida	324	99	3,867,900	14,322		5.8
Georgia	240	98	3,364,400	10,316		4.2
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	320		0.1
Illinois	162	99	4,587,700	13,165		5.3
Indiana	145	100	1,456,700	6,821		2.8
Iowa	38	95	2,936,000	3,971		1.6
Kansas	88	98	1,623,400	4,110		1.7
Kentucky	60	98	1,014,800	3,466		1.4
Louisiana	90	99	1,025,900	3,106		1.3
Maine	10	90	145,300	889		0.4
Maryland	34	100	846,600	4,440		1.8
Massachusetts	81	96	751,100	3,407		1.4
Michigan	148	98	1,482,400	5,699		2.3
Minnesota	155	99	1,376,800	8,189		3.3
Mississippi	123	98	1,590,100	4,115		1.7
Missouri	139	97	2,806,200	8,545		3.5
Montana	4	100	67,100	186		0.1
Nebraska	33	100	736,900	1,964		0.8
Nevada	22	100	413,000	1,316		0.5
New Hampshire	19	100	315,800	1,498		0.6
New Jersey	69	99	686,200	4,302		1.7
New Mexico	31	100	302,500	888		0.4
New York	86	98	2,321,100	12,182		4.9
North Carolina	158	99	2,128,800	6,426		2.6
North Dakota	7	100	66,000	101		*
Ohio	226	98	5,582,400	13,187		5.3
Oklahoma	127	99	1,522,900	4,073		1.6
Oregon	25	100	525,400	1,840		0.7
Pennsylvania	148	99	1,829,300	7,352		3.0
Rhode Island	4	100	157,200	809		0.3
South Carolina	141	99	998,500	4,696		1.9
South Dakota	11	100	133,500	244		0.1
Tennessee	215	96	2,711,000	7,435		3.0
Texas	442	98	8,286,300	22,592		9.1
Utah	17	100	890,500	1,974		0.8
Vermont	5	100	98,000	480		0.2
Virginia	143	98	2,893,300	7,486		3.0
Washington	40	98	631,400	2,276		0.9
West Virginia	12	100	261,200	989		0.4
Wisconsin	50	100	1,569,400	3,604		1.5
Wyoming	5	80	54,900	222		0.1
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,473	98%	74,892,400	$247,201		100.0%

*	Less than 0.1%

(1)

Includes rental revenue for all properties owned by Realty Income at September 30, 2015. Excludes revenue of $34 from properties owned by Crest and $343 from sold properties that were included in continuing operations.

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

Of our 4,473 properties in our portfolio, approximately 97.9% or 4,380 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to the Consolidated Financial Statements.

OTHER INFORMATION

Our common stock is listed on the NYSE under the ticker symbol “O” with a cusip number of 756109-104.  Our central index key number is 726728.

Our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock is listed on the NYSE under the ticker symbol “OpF” with a cusip number of 756109-807.

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

We are committed to providing an enjoyable, diverse, and safe working atmosphere for our employees, to upholding our corporate responsibilities as a public company operating for the benefit of our shareholders, and to being mindful of the environment.  As The Monthly Dividend Company®, we believe our primary responsibility is to provide monthly dividends to our shareholders. How we manage and use the physical, human, and financial resources that enable us to acquire and own the real estate, which provides us with the lease revenue to pay monthly dividends, demonstrates our commitment to corporate responsibility.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2015. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2015	$151.8	5.50%	$0.0	2.54%
2016	500.5	5.37	0.2	2.54
2017	308.1	5.63	9.6	2.40
2018	365.1	2.15	70.2	1.40
2019	554.3	6.74	460.8	1.14
Thereafter	2,561.5	4.52	272.0	1.25
Totals (1)	$4,441.3	4.81%	$812.8	1.21%
Fair Value (2)	$4,663.9		$809.4

(1)

Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable. At September 30, 2015, the unamortized balance of net premiums on mortgages payable is $11.0 million, and the unamortized balance of original issuance discounts on notes payable is $13.6 million.

(2)

We base the estimated fair value of the fixed rate senior notes and bonds at September 30, 2015 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2015 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at September 30, 2015.

The table incorporates only those exposures that exist as of September 30, 2015. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except four mortgages totaling $51.0 million at September 30, 2015, including net unamortized discounts, have fixed interest rates. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at September 30, 2015. Interest on our new credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our new credit facility balance of $439.0 million at September 30, 2015, a 1% change in interest rates would change our interest costs by $4.4 million per year.

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

As of and for the quarter ended September 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of September 30, 2015, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

During September 2015, 2,087 shares of stock, at a price of $43.38, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation.

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

Material Contracts

10.1                       Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).

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

10.4                       Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on July 30, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: October 29, 2015	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)