Form 10-K
period 2015-12-31
REALTY INCOME CORP
filed 2016-02-11
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

At June 30, 2015, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $10.4 billion based upon the last reported sale price of $44.39 per share on the New York Stock Exchange on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.

At January 29, 2016, the number of shares of common stock outstanding was 250,538,261 and the number of shares of Class F Cumulative Redeemable Preferred Stock outstanding was 16,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 17, 2016, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:                                  Business

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 47 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

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

•                  Optimum value of the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and

•                  Investment opportunities in new asset classes for the portfolio.

At December 31, 2015, we owned a diversified portfolio:

•                  Of 4,538 properties;

•                  With an occupancy rate of 98.4%, or 4,467 properties leased and 71 properties available for lease;

•                  Leased to 240 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 76.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,750 square feet; approximately 11,550 square feet per retail property and 216,550 square feet per industrial property.

Of the 4,538 properties in the portfolio, 4,519, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2015, of the 4,519 single-tenant properties, 4,448 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.0 years.

Our ten senior officers owned 0.2% of our outstanding common stock with a market value of $30.6 million at January 29, 2016. Our directors and ten senior officers, as a group, owned 0.3% of our outstanding common stock with a market value of $46.5 million at January 29, 2016.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728.

Our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or the Class F preferred stock,  is listed on the NYSE under the ticker symbol “OprF” with a CUSIP number of 756109-807.

In January 2016, we had 132 employees, as compared to 125 employees in January 2015.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 47-year policy of paying monthly dividends.  In addition, we increased the dividend five times during 2015, and two times during 2016.  As of February 2016, we have paid 73 consecutive quarterly dividend increases and increased the dividend 84 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2015 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2014	Jan 2015	$ 0.1834167	$ 0.0003125
2nd increase	Jan 2015	Feb 2015	0.1890000	0.0055833
3rd increase	Mar 2015	Apr 2015	0.1895000	0.0005000
4th increase	Jun 2015	Jul 2015	0.1900000	0.0005000
5th increase	Sep 2015	Oct 2015	0.1905000	0.0005000

2016 Dividend increases
1st increase	Dec 2015	Jan 2016	$ 0.1910000	$ 0.0005000
2nd increase	Jan 2016	Feb 2016	$ 0.1985000	$ 0.0075000

The dividends paid per share during 2015 totaled approximately $2.2714167, as compared to approximately $2.1916254 during 2014, an increase of $0.0798, or 3.6%.

The monthly dividend of $0.1985 per share represents a current annualized dividend of $2.382 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $55.79 on January 29, 2016. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2015

During 2015, we invested $1.26 billion in 286 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.6%. The 286 new properties and properties under development or expansion are located in 40 states, will contain approximately 6.2 million leasable square feet, and are 100% leased with a weighted average lease term of 16.5 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 87.3% retail and 12.7% industrial, based on rental revenue.  During 2015, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.26 billion we invested during 2015, $45.8 million was invested in 35 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.7%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2015, we had 71 properties available for lease out of 4,538 properties in our portfolio, which represents a 98.4% occupancy rate based on the number of properties in our portfolio.  Since December 31, 2014, when we reported 70 properties available for lease out of 4,327 and a 98.4% occupancy rate, we:

•                  Had 283 lease expirations;

•                  Re-leased 253 properties; and

•                  Sold 29 vacant properties.

Of the 253 properties re-leased during 2015, 216 properties were re-leased to existing tenants, seven were re-leased to new tenants without vacancy, and 30 were re-leased to new tenants after a period of vacancy.  The annual rent on these 253 leases was $37.46 million, as compared to the previous rent on these same properties of $37.12 million, which represents a rent recapture rate of 100.9% on the properties re-leased during 2015.

At December 31, 2015, our average annualized rental revenue was approximately $13.31 per square foot on the 4,467 leased properties in our portfolio.  At December 31, 2015, we classified ten properties with a carrying amount of $9.8 million as held for sale on our balance sheet.  The expected disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.  In 2014, we capitalized costs of $6.0 million on existing properties in our portfolio.

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

At-the-Market (ATM) Program

In September 2015, we established an “at the market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  During 2015, we issued 714,301 shares and raised approximately $36.3 million under the ATM program.

New Credit Facility

In June 2015, we closed on a $2.25 billion unsecured credit facility, or our new credit facility. Our new credit facility is comprised of a $2.0 billion revolving credit facility and a $250 million five-year unsecured term loan. As of December 31, 2015, $1.76 billion was available on our new credit facility to fund additional acquisitions and for other general corporate purposes.

Inclusion in S&P Indices

In January 2015, we were added to the S&P High Yield Dividend Aristocrats® index. In April 2015, we were added to the S&P 500 index and are one of 26 REITs, and the only net lease REIT included in this index.

Issuance of Common Stock

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our previous $1.5 billion unsecured credit facility.

In October 2015, we issued 11,500,000 shares of common stock, including 1,500,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.0 million, a portion of the net proceeds of $517.1 million was used to repay borrowings under our new credit facility and the remaining portion was used for other general corporate purposes, including acquisitions.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2015, we issued 7,608,354 shares and raised approximately $363.0 million under the DRSPP, of which 7,413,207 shares and $353.7 million was raised under the waiver approval process.

Net Income Available to Common Stockholders

Net income available to common stockholders was $256.7 million in 2015, compared to $227.6 million in 2014, an increase of $29.1 million. On a diluted per common share basis, net income was $1.09 in 2015, as compared to $1.04 in 2014, an increase of $0.05, or 4.8%. Net income available to common stockholders for 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2015 were $22.2 million, as compared to gains from the sale of properties of $42.1 million during 2014.

Funds from Operations (FFO) Available to Common Stockholders

In 2015, our FFO increased by $89.5 million, or 15.9%, to $652.4 million, compared to $562.9 million in 2014.  On a diluted per common share basis, FFO was $2.77 in 2015, compared to $2.58 in 2014, an increase of $0.19, or 7.4%.  Our FFO in 2014 included a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis.

Adjusted Funds from Operations (AFFO) Available to Common Stockholders

In 2015, our AFFO increased by $85.3 million, or 15.2%, to $647.0 million versus $561.7 million in 2014. On a diluted per common share basis, AFFO was $2.74 in 2015, compared to $2.57 in 2014, an increase of $0.17, or 6.6%.

See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2015, our cash distributions to preferred and common stockholders totaled $560.3 million, or approximately 136.9% of our estimated taxable income of $409.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2015 totaled $533.2 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $647.0 million. In comparison, our 2014 cash distributions to common stockholders totaled $479.3 million, representing 85.3% of our adjusted funds from operations available to common stockholders of $561.7 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 23.8% of the distributions to our common stockholders, made or deemed to have been made in 2015, were classified as a return of capital for federal income tax purposes. We estimate that in 2016, between 20% and 35% of the distributions may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of December 31, 2015, consisted of 4,538 properties located in 49 states and Puerto Rico, leased to 240 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 10.9% of our rental revenue for the quarter ended December 31, 2015.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through the selection of prime locations, service, quality control, economies of scale, strong consumer brands, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns.

Underwriting Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers, and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligation is less than the tenant’s unsecured general obligations. It has been our experience that tenants must retain their profitable and critical locations in order to survive.  Therefore, in the event of reorganization, they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to proactively sell locations that are weaker performers.

In order to be considered for acquisition, properties must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit criteria. We have established a four-part analysis that examines each potential investment based on:

•                  Overall real estate characteristics, including property value and comparative rental rates;

•                  Industry, company, market conditions, and credit profile;

•                  Store profitability for retail locations, if profitability data is available; and

•                  The importance of the real estate location to the operations of the tenants’ business.

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At December 31, 2015, our top 20 tenants represent approximately 55% of our annualized revenue and eight of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

Asset Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries and the locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality.

We regularly review and analyze:

•                  The quality of the underlying real estate locations;

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

At December 31, 2015, we classified ten properties with a carrying amount of $9.8 million as held for sale on our balance sheet. For 2016, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $50 to $75 million in property sales in 2016.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2016 at our estimated values or be able to invest the property sale proceeds in new properties.

Capital Philosophy

Historically, we have met our long term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long-term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our new credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our new credit facility and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2015, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $4.85 billion, or approximately 26.6% of our total market capitalization of $18.22 billion.

We define our total market capitalization at December 31, 2015 as the sum of:

•                  Shares of our common stock outstanding of 250,416,757, plus total common units outstanding of 648,386, multiplied by the last reported sales price of our common stock on the NYSE of $51.63 per share on December 31, 2015, or $12.96 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $238.0 million on our new credit facility;

•                  Outstanding mortgages payable of $637.7 million, excluding net mortgage premiums of $9.1 million;

•                  Outstanding borrowings of $320.0 million on our term loans; and

•                  Outstanding senior unsecured notes and bonds of $3.65 billion, excluding unamortized original issuance discounts of $13.3 million.

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

Universal Shelf Registration

In December 2015, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in December 2018. This replaced our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a new $2 billion unsecured revolving credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our new credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our new credit facility has a $1.0 billion accordion expansion option.  Under our new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.9%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our new credit facility. Our new credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2015, we had a borrowing capacity of $1.76 billion available on our new credit facility and an outstanding balance of $238.0 million.  The interest rate on borrowings outstanding under our new credit facility, at December 31, 2015, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2015, we remain in compliance with these covenants. We expect to use our new credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2015, we had cash and cash equivalents totaling $40.3 million.

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

Notes Outstanding

As of December 31, 2015, we had $3.65 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $13.3 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

Mortgage Debt

As of December 31, 2015, we had $637.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2015, we had net premiums totaling $9.1 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During 2015, we made $198.4 million of principal payments, including the repayment of 13 mortgages in full for $191.0 million.

Term Loans

In June 2015, in conjunction with entering into our new credit facility, we entered into a $250 million senior unsecured term loan maturing June 30, 2020.  Borrowing under this term loan bears interest at LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Corporate Responsibility

We are committed to providing an engaging, diverse, and safe work environment for our employees, to upholding our corporate responsibilities as a public company operating for the benefit of our shareholders, and to operating our company in an environmentally conscious manner. As The Monthly Dividend Company®, our mission is to provide monthly dividends to our shareholders that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics. An extension of our mission is our commitment to being socially responsible and conducting our business according to the highest ethical standards. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401(k) plan with a matching contribution by Realty Income; competitive paid time-off benefits; and an infant-at-work program for new parents. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. We also have a longstanding commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines. We apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers, and competitors.

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations and corporate donation. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in 600 employee volunteer hours, employee and corporate donations to fund local affordable housing, educations services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to be a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

Corporate Governance. We believe that a company’s reputation for integrity and serving its shareholders responsibly is of utmost importance. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, seven of which are independent, non-employee directors;

•                  Our Board of Directors is elected on an annual basis;

•                  We employ a majority vote standard for uncontested elections;

•                  Our Compensation Committee of the Board of Directors works with independent consultants in conducting annual compensation reviews for our key executives, and compensates each individual based on primarily reaching certain performance metrics that determine the success of our company; and

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document on our website.

Environmental Practices.  Our focus on conservationism is demonstrated by how we manage our day-to-day activities at our corporate headquarters.  At our headquarters, we promote energy efficiency and encourage practices such as powering down office equipment at the end of the day, implementing file-sharing technology and automatic “duplex mode” to limit paper use, adopting an electronic approval system, and carpooling to our headquarters. With respect to technology, recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible. In addition, our headquarters was constructed according to the State of California energy efficiency standards (specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations), with features such as an automatic lighting control system with light-harvesting technology, a Building Management System that monitors and controls energy use, an energy-efficient PVC roof and heating and cooling system, and drought-tolerant landscaping with recycled materials.

The properties in our portfolio are net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.  We remain active in working with our tenants to promote environmental responsibility at the properties we own.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2015, we owned a diversified portfolio:

•                  Of 4,538 properties;

•                  With an occupancy rate of 98.4%, or 4,467 properties leased and 71 properties available for lease;

•                  Leased to 240 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 76.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,750 square feet; approximately 11,550 square feet per retail property and 216,550 square feet per industrial property.

At December 31, 2015, of our 4,538 properties, 4,467 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At December 31, 2015, our 240 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 279 additional tenants, representing approximately 5% of our annualized revenue at December 31, 2015, which brings our total tenant count to 519 tenants.

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2015	2014	2013	2012	2011
Retail industries
Apparel stores	2.0%	2.0%	2.0%	1.9%	1.7%	1.4%
Automotive collision services	0.9	1.0	0.8	0.8	1.1	0.9
Automotive parts	1.5	1.4	1.3	1.2	1.0	1.2
Automotive service	1.9	1.9	1.8	2.1	3.1	3.7
Automotive tire services	2.8	2.9	3.2	3.6	4.7	5.6
Book stores	*	*	*	*	0.1	0.1
Child care	2.0	2.0	2.2	2.8	4.5	5.2
Consumer electronics	0.3	0.3	0.3	0.3	0.5	0.5
Convenience stores	8.8	9.2	10.1	11.2	16.3	18.5
Crafts and novelties	0.5	0.5	0.5	0.5	0.3	0.2
Dollar stores	8.8	8.9	9.6	6.2	2.2	-
Drug stores	10.9	10.6	9.5	8.1	3.5	3.8
Education	0.3	0.3	0.4	0.4	0.7	0.7
Entertainment	0.5	0.5	0.5	0.6	0.9	1.0
Equipment services	0.1	0.1	0.1	0.1	0.1	0.2
Financial services	1.3	1.3	1.4	1.5	0.2	0.2
General merchandise	1.5	1.4	1.2	1.1	0.6	0.6
Grocery stores	2.8	3.0	3.0	2.9	3.7	1.6
Health and fitness	8.4	7.7	7.0	6.3	6.8	6.4
Health care	1.0	1.0	1.1	1.1	-	-
Home furnishings	0.7	0.7	0.7	0.9	1.0	1.1
Home improvement	2.5	2.4	1.7	1.6	1.5	1.7
Jewelry	0.1	0.1	0.1	0.1	-	-
Motor vehicle dealerships	1.6	1.6	1.6	1.6	2.1	2.2
Office supplies	0.3	0.3	0.4	0.5	0.8	0.9
Pet supplies and services	0.7	0.7	0.7	0.8	0.6	0.7
Restaurants - casual dining	3.7	3.8	4.3	5.1	7.3	10.9
Restaurants - quick service	4.5	4.2	3.7	4.4	5.9	6.6
Shoe stores	0.5	0.5	0.1	0.1	0.1	0.2
Sporting goods	1.7	1.8	1.6	1.7	2.5	2.7
Theaters	5.0	5.1	5.3	6.2	9.4	8.8
Transportation services	0.1	0.1	0.1	0.1	0.2	0.2
Wholesale clubs	3.7	3.8	4.1	3.9	3.2	0.7
Other	*	*	*	0.1	0.1	0.1
Retail industries	81.4%	81.1%	80.4%	79.8%	86.7%	88.6%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2015	2015	2014	2013	2012	2011
Non-retail industries
Aerospace	1.1	1.1	1.2	1.2	0.9	0.5
Beverages	2.5	2.7	2.8	3.3	5.1	5.6
Consumer appliances	0.5	0.6	0.5	0.6	0.1	-
Consumer goods	1.0	0.9	0.9	1.0	0.1	-
Crafts and novelties	0.1	0.1	0.1	0.1	-	-
Diversified industrial	0.9	0.8	0.5	0.2	0.1	-
Electric utilities	0.1	0.1	0.1	*	-	-
Equipment services	0.3	0.4	0.5	0.4	0.3	0.2
Financial services	0.4	0.4	0.4	0.5	0.4	0.3
Food processing	1.2	1.2	1.4	1.5	1.3	0.7
General merchandise	0.3	0.3	0.3	-	-	-
Government services	1.2	1.2	1.3	1.4	0.1	0.1
Health care	0.6	0.7	0.7	0.8	*	*
Home furnishings	0.2	0.2	0.2	0.2	-	-
Insurance	0.1	0.1	0.1	0.1	*	-
Machinery	*	0.1	0.2	0.2	0.1	-
Other manufacturing	0.7	0.7	0.7	0.6	-	-
Packaging	0.8	0.8	0.8	0.9	0.7	0.4
Paper	0.1	0.1	0.1	0.2	0.1	0.1
Shoe stores	0.2	0.2	0.8	0.9	-	-
Telecommunications	0.6	0.7	0.7	0.7	0.8	0.7
Transportation services	5.5	5.3	5.1	5.3	2.2	1.6
Other	0.2	0.2	0.2	0.1	1.0	1.2
Non-retail industries	18.6%	18.9%	19.6%	20.2%	13.3%	11.4%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*              Less than 0.1%

(1)            Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations. Excludes revenue from properties owned by Crest Net Lease, Inc., or Crest.

Property Type Composition

The following table sets forth certain property type information regarding Realty Income’s property portfolio as of December 31, 2015 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	December 31, 2015	(1)	Revenue
Retail	4,378	50,592,800	$199,518		79.0%
Industrial (2)	101	21,871,200	32,423		12.8
Office	44	3,403,200	15,329		6.1
Agriculture	15	184,500	5,330		2.1
Totals	4,538	76,051,700	$252,600		100.0%

(1)                 Includes rental revenue for all properties owned by Realty Income at December 31, 2015.  Excludes revenue of $63 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

(2)                 Includes 14 Industrial properties formerly classified as Manufacturing properties which represent approximately 2% of rental revenue for the quarter ended December 31, 2015.  These properties are principally distribution facilities used for light assemblage, processing, and/or storage.  We re-classified these properties to our Industrial category to better reflect their use and to clarify the categorization of our properties.

Tenant Diversification

The following table sets forth the largest tenants in Realty Income’s property portfolio, expressed as a percentage of total rental revenue at December 31, 2015:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	176	6.9%
FedEx	39	5.2%
Dollar General	524	4.6%
LA Fitness	46	4.2%
Dollar Tree / Family Dollar	457	4.2%
Circle K / The Pantry	302	3.0%
AMC Theaters	20	2.7%
BJ’s Wholesale Clubs	15	2.6%
Diageo	17	2.4%
Regal Cinemas	23	2.1%
GPM Investments / Fas Mart	217	2.1%
Rite Aid	68	2.0%
Northern Tier Retail / SuperAmerica	134	2.0%
Life Time Fitness	9	2.0%
CVS Pharmacy	56	1.9%
TBC Corporation	149	1.7%
Walmart / Sam’s Club	19	1.3%
NPC International	202	1.3%
FreedomRoads / Camping World	18	1.2%
Smart & Final	36	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,378 retail properties included in the 4,538 total properties owned by Realty Income at December 31, 2015, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	December 31, 2015	(1)	Revenue
Tenants Providing Services
Automotive collision services	49	$2,367		1.2%
Automotive service	236	4,826		2.4
Child care	206	5,040		2.5
Education	15	863		0.4
Entertainment	10	1,188		0.6
Equipment services	2	310		0.2
Financial services	118	3,256		1.6
Health and fitness	87	21,232		10.7
Health care	26	1,093		0.6
Theaters	45	12,691		6.4
Transportation services	2	229		0.1
Other	8	70		*
	804	53,165		26.7
Tenants Selling Goods and Services
Automotive parts (with installation)	63	1,504		0.8
Automotive tire services	186	7,124		3.6
Convenience stores	762	22,210		11.1
Motor vehicle dealerships	22	4,047		2.0
Pet supplies and services	13	735		0.4
Restaurants - casual dining	298	8,714		4.4
Restaurants - quick service	498	11,463		5.7
	1,842	55,797		28.0
Tenants Selling Goods
Apparel stores	28	5,067		2.5
Automotive parts	78	2,170		1.1
Book stores	1	104		*
Consumer electronics	7	803		0.4
Crafts and novelties	11	1,175		0.6
Dollar stores	981	22,120		11.1
Drug stores	293	26,119		13.1
General merchandise	71	3,666		1.8
Grocery stores	70	7,110		3.5
Home furnishings	59	1,744		0.9
Home improvement	54	5,605		2.8
Jewelry	4	175		0.1
Office supplies	9	765		0.4
Shoe stores	2	176		0.1
Sporting goods	32	4,390		2.2
Wholesale clubs	32	9,367		4.7
	1,732	90,556		45.3
Total Retail Properties	4,378	$199,518		100.0%

* Less than 0.1%

(1)

Includes rental revenue for all retail properties owned by Realty Income at December 31, 2015.  Excludes revenue of $53,085 from non-retail properties, $63 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,448 net leased, single-tenant properties as of December 31, 2015 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Dec 31,		Rental	of Leases	Dec 31,	Rental	of Leases	Dec 31,	Rental
Year	Retail	Non-Retail	Sq. Feet	2015	(2)	Revenue	Expiring	2015	Revenue	Expiring	2015	Revenue

2016	146	-	913,200	$3,315		1.3%	63	$1,295	0.5%	83	$2,020	0.8%
2017	202	1	2,040,400	5,987		2.4	54	2,559	1.0	149	3,428	1.4
2018	298	9	3,892,100	12,182		4.9	170	8,431	3.4	137	3,751	1.5
2019	248	10	3,878,400	13,359		5.4	174	11,143	4.5	84	2,216	0.9
2020	184	12	4,180,700	13,110		5.3	114	10,709	4.3	82	2,401	1.0
2021	252	13	5,579,900	15,849		6.3	184	13,933	5.6	81	1,916	0.7
2022	233	17	7,456,000	15,104		6.0	220	14,308	5.7	30	796	0.3
2023	353	20	6,458,700	21,920		8.8	358	21,028	8.4	15	892	0.4
2024	193	12	4,168,500	11,504		4.6	195	11,222	4.5	10	282	0.1
2025	322	16	5,556,000	20,347		8.2	311	19,595	7.9	27	752	0.3
2026	243	3	3,141,500	11,469		4.6	234	11,124	4.5	12	345	0.1
2027	491	3	5,443,000	20,453		8.2	460	19,064	7.6	34	1,389	0.6
2028	287	5	5,986,900	16,193		6.5	283	15,930	6.5	9	263	*
2029	396	4	6,488,200	19,469		7.8	371	19,193	7.7	29	276	0.1
2030	80	11	1,703,100	11,474		4.6	80	11,319	4.5	11	155	0.1
2031 - 2043	361	23	7,467,400	37,706		15.1	342	37,216	14.9	42	490	0.2
Totals	4,289	159	74,354,000	$249,441		100.0%	3,613	$228,069	91.5%	835	$21,372	8.5%

*             Less than 0.1%

(1)          Excludes 19 multi-tenant properties and 71 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Excludes revenue of $3,160 from 19 multi-tenant properties and from 71 vacant properties at December 31, 2015, $68 from sold properties included in continuing operations and $63 from properties owned by Crest.

(3)          Represents leases to the initial tenant of the property that are expiring for the first time.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of December 31, 2015 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	December 31, 2015	(1)	Revenue
Alabama	149	99%	1,220,600	$4,093		1.6%
Alaska	3	100	275,900	681		0.3
Arizona	109	98	1,611,600	6,227		2.5
Arkansas	54	100	797,400	1,749		0.7
California	167	100	5,273,700	24,773		9.8
Colorado	70	99	1,003,000	3,999		1.6
Connecticut	24	91	534,900	2,502		1.0
Delaware	18	100	93,000	495		0.2
Florida	329	99	3,976,700	14,693		5.8
Georgia	239	99	3,348,000	10,396		4.1
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	739		0.3
Illinois	161	99	4,578,500	13,337		5.3
Indiana	145	100	1,456,700	6,955		2.8
Iowa	38	95	2,936,000	4,004		1.6
Kansas	90	98	1,643,400	4,166		1.6
Kentucky	61	98	1,023,000	3,744		1.5
Louisiana	91	99	1,029,500	3,098		1.2
Maine	10	90	145,300	889		0.4
Maryland	35	100	861,300	4,485		1.8
Massachusetts	82	96	760,400	3,482		1.4
Michigan	148	99	1,537,200	5,797		2.3
Minnesota	155	99	1,376,800	8,215		3.3
Mississippi	132	98	1,608,200	4,116		1.6
Missouri	139	96	2,810,000	8,621		3.4
Montana	4	100	67,100	190		0.1
Nebraska	37	100	780,400	2,815		1.1
Nevada	22	100	413,000	773		0.3
New Hampshire	19	100	315,800	1,475		0.6
New Jersey	70	99	697,400	4,339		1.7
New Mexico	30	100	293,200	883		0.3
New York	90	99	2,422,600	12,310		4.9
North Carolina	155	99	2,120,900	6,778		2.7
North Dakota	7	100	66,000	136		0.1
Ohio	235	97	6,013,000	13,711		5.4
Oklahoma	128	99	1,532,100	4,015		1.6
Oregon	27	100	593,400	2,040		0.8
Pennsylvania	148	99	1,854,500	7,332		2.9
Rhode Island	4	100	157,200	809		0.3
South Carolina	137	99	996,000	4,659		1.8
South Dakota	13	100	152,100	274		0.1
Tennessee	221	96	2,769,700	7,538		3.0
Texas	449	98	8,298,200	23,401		9.1
Utah	17	100	890,500	1,975		0.8
Vermont	5	100	98,000	482		0.2
Virginia	143	98	2,893,300	7,543		3.0
Washington	42	98	690,800	2,882		1.1
West Virginia	13	100	272,500	979		0.4
Wisconsin	53	100	1,598,000	3,635		1.4
Wyoming	4	100	49,600	221		0.1
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,538	98%	76,051,700	$252,600		100.0%

(1)            Includes rental revenue for all properties owned by Realty Income at December 31, 2015.  Excludes revenue of $63 from properties owned by Crest and $68 from sold properties that were included in continuing operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

We face competition in the acquisition and operation of our properties. We expect competition from:

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

Cash flow from operations depends in part on our ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•                  Lack of demand in areas where our properties are located;

•                  Inability to retain existing tenants and attract new tenants;

•                  Oversupply of space and changes in market rental rates;

•                  Declines in our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases or we may elect not to pursue claims against a tenant for terminated leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full, or at all. Moreover, in the case of a tenant’s leases that are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.  Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.

Seventy-one of our properties were available for lease or sale at December 31, 2015, all of which were single-tenant properties. At December 31, 2015, forty-six of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2015, each of our tenants accounted for less than 10% of our rental revenue.

For 2015, our tenants in the “drug store” industry accounted for approximately 10.9% of our rental revenue. A downturn in this industry, whether nationwide or limited to specific sectors of the United States, or a change in legislation relating to prescription drugs, could adversely affect tenants in this industry, which in turn could have a material adverse effect on our financial position, results of operations, our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, including the common stock offered hereby, and preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2015. Nevertheless, downturns in these industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and preferred stock. In addition, we may in the future make additional investments in the “drug store” industry, which would increase this industry’s percentage of our rental revenues, thereby increasing the effect that such a downturn in this industry would have on us.

In addition, some of our properties are leased to tenants that may have limited financial and other resources, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national, or international economy.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net lease locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States and properties leased to tenants engaged in non-retail businesses. These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of any non-U.S. jurisdiction.

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

We intend to incur additional indebtedness in the future, including borrowings under our new $2.0 billion unsecured revolving credit facility. At December 31, 2015, we had $238.0 million of outstanding borrowings under our revolving credit facility, a total of $3.65 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance discounts of $13.3 million), $320 million of borrowings outstanding under a senior unsecured term loan and approximately $637.7 million of outstanding mortgage debt (excluding net premiums totaling $9.1 million on these mortgages). To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt. We also face variable interest rate risk as the interest rates on our revolving credit facility and some of our mortgage debt are variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis, we also face the risk that one or more of the participants in our revolving credit facility may not be able to lend us money.

In addition, our revolving credit facility, our term loan facilities, and mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions on our common stock and preferred stock.  In particular, our revolving credit facility and our $250 million term loan facility, both of which are governed by the same credit agreement, provide that, if an event of default (as defined in the credit agreement) exists, neither we nor any of our subsidiaries (other than our wholly-owned subsidiaries) may make any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•                  The sum of (a) 95% of our adjusted funds from operations (as defined in the credit agreement) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

•                  The minimum amount of cash distributions required to be made to our stockholders in order to maintain our status as a REIT for federal income tax purposes and to avoid the payment of any income or excise taxes that would otherwise be imposed under specified sections of the Code on income we do not distribute to our stockholders, except that we may repurchase or redeem shares of our preferred stock with the net proceeds from the issuance of shares of our common stock or preferred stock. The credit agreement further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to one or more of our subsidiaries that in the aggregate meet a significance test set forth in the credit agreement, we and our subsidiaries (other than our wholly-owned subsidiaries) may not pay any dividends or other distributions on (except for (a) distributions payable in shares of a given class of our stock to the stockholders of that class and (b) dividends and distributions described in the second bullet point above), or repurchase or redeem, among other things, any shares of our common stock or preferred stock. If any such event of default under the credit agreement were to occur, it would likely have a material adverse effect on the market price of our outstanding common stock and preferred stock and on the market value of our debt securities, could limit the amount of dividends or other distributions payable on our common stock and preferred stock or prevent us from paying those dividends or other distributions altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT. Likewise, one of our subsidiaries is the borrower under our $70.0 million term loan facility and that facility requires that this subsidiary maintain its consolidated tangible net worth (as defined in the term loan facility) above a certain minimum dollar amount and comply with certain other financial covenants. This minimum consolidated tangible net worth covenant may limit the ability of this subsidiary, as well as other subsidiaries that are owned by this subsidiary, to provide funds to us in order to pay dividends and other distributions on our common stock, including the shares of common stock offered hereby, and preferred stock and amounts due on our indebtedness. Any failure by this subsidiary to comply with these financial covenants will, and any failure by this subsidiary to comply with other covenants in our $70.0 million term loan facility may, result in an event of default under that facility, which could have adverse consequences similar to those that may result from an event of default under our revolving credit facility as described above.

Our indebtedness could also have other important consequences to holders of our common stock, preferred stock, and debt securities, including:

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

If we default under a credit facility, loan agreement or other debt instrument, the lenders will generally have the right to demand immediate repayment of the principal and interest on all of their loans and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral.

In addition, we have 16,350,000 shares of Class F preferred stock outstanding, the holders of which are entitled to receive, before any dividends are paid on our common stock, monthly dividends, when, as and if authorized by our board of directors and declared by us, at the rate of $1.65625 per annum per share. As a result, we are subject to risks associated with preferred stock financing, including the risk that our cash flow will be insufficient to pay dividends on our preferred stock.

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

In addition, over the last several years, prices of common stock and debt securities in the United States, or U.S., trading markets have been experiencing extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

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

•      Uninsured property liability;

•      Property damage or casualty losses;

•      Unexpected expenditures for capital improvements, including requirements to bring properties into compliance with applicable federal, state and local laws;

•      The need to periodically renovate and repair our properties;

•      Development oriented activities;

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

Our charter contains restrictions upon ownership of our common stock.

Our charter contains restrictions on ownership and transfer of our common stock intended to, among other purposes, assist us in maintaining our status as a REIT for United States federal and/or state income tax purposes. For example, our charter restricts any person from acquiring actual or constructive ownership of more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common stock. These restrictions could have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of our common stock.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared (1)

2015
First Quarter	$52.41	$45.65	$0.5675000
Second Quarter	48.88	43.15	0.5690000
Third Quarter	52.66	44.23	0.5705000
Fourth Quarter	55.54	47.95	0.5720000

Total			$2.2790000

2014
First Quarter	$45.11	$37.01	$0.5468126
Second Quarter	44.98	40.21	0.5477501
Third Quarter	45.83	40.56	0.5486876
Fourth Quarter	49.65	40.71	0.5496251

Total			$2.1928754

(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2015, a distribution of $0.191 per common share had been declared and was paid in January 2016.

B.  There were 10,051 registered holders of record of our common stock as of December 31, 2015. We estimate that our total number of shareholders is over 354,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2015, 225 shares of stock, at a price of $49.61, and 18,645 shares of stock, at a price of $51.63, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation.

Item 6:         Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

(dollars in thousands, except for per share data)

As of or for the years ended December 31,	2015	2014	2013	2012	2011
Total assets (book value)	$11,865,870	$11,012,622	$9,924,441	$5,429,348	$4,404,492
Cash and cash equivalents	40,294	3,852	10,257	5,248	4,165
Total debt	4,841,486	4,930,947	4,166,840	2,869,853	2,040,284
Total liabilities	5,312,537	5,371,523	4,503,083	3,016,554	2,149,638
Total equity	6,553,333	5,641,099	5,421,358	2,412,794	2,254,854
Net cash provided by operating activities	692,303	627,692	518,906	326,469	298,952
Net change in cash and cash equivalents	36,442	(6,405)	5,009	1,083	(13,442)
Total revenue	1,023,285	933,505	780,209	484,581	413,544
Income from continuing operations	284,855	269,140	180,613	141,895	140,659
Income from discontinued operations	-	2,800	65,670	17,257	16,373
Net income	284,855	271,940	246,283	159,152	157,032
Preferred stock dividends	(27,080)	(37,062)	(41,930)	(40,918)	(24,253)
Excess of redemption value over carrying value of preferred shares redeemed	-	(6,015)	-	(3,696)	-
Net income available to common stockholders	256,686	227,558	203,634	114,538	132,779
Cash distributions paid to common stockholders	533,238	479,256	409,222	236,348	219,297
Basic and diluted net income per common share	1.09	1.04	1.06	0.86	1.05
Cash distributions paid per common share	2.271417	2.191625	2.147459	1.771625	1.736625
Cash distributions declared per common share	2.279000	2.192875	2.177875	1.777875	1.737875
Basic weighted average number of common shares outstanding	235,767,932	218,390,885	191,754,857	132,817,472	126,142,696
Diluted weighted average number of common shares outstanding	236,208,390	218,767,885	191,781,622	132,884,933	126,189,399

Item 7:         Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is an S&P 500 real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 47 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

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

At December 31, 2015, we owned a diversified portfolio:

•                  Of 4,538 properties;

•                  With an occupancy rate of 98.4%, or 4,467 properties leased and 71 properties available for lease;

•                  Leased to 240 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 76.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,750 square feet; approximately 11,550 square feet per retail property and 216,550 square feet per industrial property.

Of the 4,538 properties in the portfolio, 4,519, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2015, of the 4,519 single-tenant properties, 4,448 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.0 years.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2015, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $4.85 billion, or approximately 26.6% of our total market capitalization of $18.22 billion.

We define our total market capitalization at December 31, 2015 as the sum of:

•                  Shares of our common stock outstanding of 250,416,757, plus total common units outstanding of 648,386, multiplied by the last reported sales price of our common stock on the NYSE of $51.63 per share on December 31, 2015, or $12.96 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $238.0 million on our new credit facility;

•                  Outstanding mortgages payable of $637.7 million, excluding net mortgage premiums of $9.1 million;

•                  Outstanding borrowings of $320.0 million on our term loans; and

•                  Outstanding senior unsecured notes and bonds of $3.65 billion, excluding unamortized original issuance discounts of $13.3 million.

Mortgage Debt

As of December 31, 2015, we had $637.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2015, we had net premiums totaling $9.1 million on these mortgages.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that will make it economically feasible to do so.  During 2015, we made $198.4 million of principal payments, including the repayment of 13 mortgages in full for $191.0 million.

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

At December 31, 2015, we had a borrowing capacity of $1.76 billion available on our new credit facility and an outstanding balance of $238.0 million.  The interest rate on borrowings outstanding under our new credit facility, at December 31, 2015, was 1.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2015, we remain in compliance with these covenants. We expect to use our new credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms.

Notes Outstanding

As of December 31, 2015, we had $3.65 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $13.3 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2015, we had cash and cash equivalents totaling $40.3 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our new credit facility.

Acquisitions During 2015

During 2015, we invested $1.26 billion in 286 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.6%. The 286 new properties and properties under development or expansion are located in 40 states, will contain approximately 6.2 million leasable square feet, and are 100% leased with a weighted average lease term of 16.5 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 87.3% retail and 12.7% industrial, based on rental revenue.  During 2015, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.26 billion we invested during 2015, $45.8 million was invested in 35 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.7%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2015, we had 71 properties available for lease out of 4,538 properties in our portfolio, which represents a 98.4% occupancy rate based on the number of properties in our portfolio.  Since December 31, 2014, when we reported 70 properties available for lease out of 4,327 and a 98.4% occupancy rate, we:

•                  Had 283 lease expirations;

•                  Re-leased 253 properties; and

•                  Sold 29 vacant properties.

Of the 253 properties re-leased during 2015, 216 properties were re-leased to existing tenants, seven were re-leased to new tenants without vacancy, and 30 were re-leased to new tenants after a period of vacancy.  The annual rent on these 253 leases was $37.46 million, as compared to the previous rent on these same properties of $37.12 million, which represents a rent recapture rate of 100.9% on the properties re-leased during 2015.

At December 31, 2015, our average annualized rental revenue was approximately $13.31 per square foot on the 4,467 leased properties in our portfolio.  At December 31, 2015, we classified ten properties with a carrying amount of $9.8 million as held for sale on our balance sheet.  The expected disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.  In 2014, we capitalized costs of $6.0 million on existing properties in our portfolio.

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

Increases in Monthly Dividends to Common Stockholders

We have continued our 47-year policy of paying monthly dividends.  In addition, we increased the dividend five times during 2015, and two times during 2016.  As of February 2016, we have paid 73 consecutive quarterly dividend increases and increased the dividend 84 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2015 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2014	Jan 2015	$0.1834167	$0.0003125
2nd increase	Jan 2015	Feb 2015	0.1890000	0.0055833
3rd increase	Mar 2015	Apr 2015	0.1895000	0.0005000
4th increase	Jun 2015	Jul 2015	0.1900000	0.0005000
5th increase	Sep 2015	Oct 2015	0.1905000	0.0005000

2016 Dividend increases
1st increase	Dec 2015	Jan 2016	$0.1910000	$0.0005000
2nd increase	Jan 2016	Feb 2016	$0.1985000	$0.0075000

The dividends paid per share during 2015 totaled approximately $2.2714167, as compared to approximately $2.1916254 during 2014, an increase of $0.0798, or 3.6%.

The monthly dividend of $0.1985 per share represents a current annualized dividend of $2.382 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $55.79 on January 29, 2016. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Universal Shelf Registration

In December 2015, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in December 2018. This replaced our prior shelf registration statement.  In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Issuance of Common Stock

In October 2015, we issued 11,500,000 shares of common stock, including 1,500,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.0 million, a portion of the net proceeds of $517.1 million was used to repay borrowings under our new credit facility and the remaining portion was used for other general corporate purposes, including acquisitions.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our previous $1.5 billion unsecured credit facility.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2015, we issued 7,608,354 shares and raised approximately $363.0 million under the DRSPP, of which 7,413,207 shares and $353.7 million was raised under the waiver approval process.

At-the-Market (ATM) Program

In September 2015, we established an “at the market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  During 2015, we issued 714,301 shares and raised approximately $36.3 million under the ATM program.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of December 31, 2015, sorted by maturity date (dollars in millions):

5.95% notes, issued in September 2006 and due in September 2016	$275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
Total principal amount	$3,650
Unamortized original issuance discounts	(13)
$3,637

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at December 31, 2015. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2015 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	39.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	5.2%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	266.8%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2015, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2015, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at December 31, 2015 (in thousands, for trailing twelve months):

Net income attributable to the Company	$283,766
Plus: interest expense	224,344
Plus: provision for taxes	3,169
Plus: depreciation and amortization	409,215
Plus: provisions for impairment	10,560
Plus: pro forma adjustments	35,457
Less: gain on sales of real estate	(22,243)
Income available for debt service, as defined	$944,268
Total pro forma debt service charge	$211,384
Debt service coverage ratio	4.5

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at December 31, 2015 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$944,268
Pro forma debt service charge plus preferred stock dividends	$238,464
Fixed charge coverage ratio	4.0

Table of Obligations

The following table summarizes the maturity of each of our obligations as of December 31, 2015 (dollars in millions):

										Ground		Ground
										Leases		Leases
			Notes							Paid by		Paid by
Year of	Credit		and		Term	Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	Payable	(3)	Interest	(4)	Income	(5)	Tenants	(6)	Other	(7)	Totals
2016	$-		$275.0		$-	$170.1		$205.1		$1.5		$13.3		$71.4		$736.4
2017	-		175.0		-	142.9		180.1		1.5		13.3				512.8
2018	-		350.0		70.0	15.5		161.7		1.6		13.3		-		612.1
2019	238.0		550.0		-	26.3		145.0		1.4		13.2		-		973.9
2020	-		-		250.0	82.4		117.5		1.4		13.0		-		464.3
Thereafter	-		2,300.0		-	200.5		451.8		23.3		119.0		-		3,094.6
Totals	$238.0		$3,650.0		$320.0	$637.7		$1,261.2		$30.7		$185.1		$71.4		$6,394.1

(1)     The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)     Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at December 31, 2015, is $13.3 million.

(3)     Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at December 31, 2015, is $9.1 million.

(4)     Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2015 through their respective maturity dates.

(5)     Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(6)     Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(7)     “Other” consists of $70.6 million of commitments under construction contracts and $714,000 of commitments for tenant improvements and leasing costs.

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

The following is a comparison of our results of operations for the years ended December 31, 2015, 2014 and 2013.

Rental Revenue

Rental revenue was $976.9 million for 2015, as compared to $893.5 million for 2014, an increase of $83.4 million, or 9.3%. Rental revenue was $748.2 million for 2013. The increase in rental revenue in 2015 compared to 2014 is primarily attributable to:

•                  The 248 properties (5.6 million square feet) we acquired in 2015, which generated $41.9 million of rent in 2015;

•                  The 479 properties (9.3 million square feet) we acquired in 2014, which generated $99.3 million of rent in 2015, compared to $65.9 million in 2014, an increase of $33.4 million;

•                  Same store rents generated on 3,636 properties (58.1 million square feet) during 2015 and 2014, increased by $10.2 million, or 1.3%, to $794.4 million from $784.2 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $4.0 million in 2015 as compared to 2014;

•                  A net decrease of $8.4 million relating to properties sold in 2015 and during 2014 that were reported in continuing operations; and

•                  A net increase of $2.3 million relating to the aggregate of (i) rental revenue from properties (137 properties comprising 1.2 million square feet) that were available for lease during part of 2015 or 2014, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $26.5 million in 2015, compared to $24.2 million in 2014.

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

Of the 4,538 properties in the portfolio at December 31, 2015, 4,519, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,519 single-tenant properties, 4,448, or 98.4%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 10.0 years at December 31, 2015. Of our 4,448 leased single-tenant properties, 3,938 or 88.5% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $4.5 million in 2015, $3.6 million in 2014, and $2.9 million in 2013.  Percentage rent in 2015 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2016.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2015, our portfolio of 4,538 properties was 98.4% leased with 71 properties available for lease, as compared to 98.4% leased, with 70 properties available for lease at December 31, 2014. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $42.0 million in 2015, compared to $37.1 million in 2014 and $24.9 million in 2013.  The increase in tenant reimbursements is primarily due to our acquisitions during 2014 and 2015.  Our tenant reimbursements approximate our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $4.4 million in 2015, compared to $2.9 million in 2014 and $7.0 million in 2013.

Depreciation and Amortization

Depreciation and amortization was $409.2 million for 2015, compared to $374.7 million for 2014 and $306.8 million for 2013. The increase in depreciation and amortization in 2015 and 2014 was primarily due to the acquisition of properties in 2014 and 2015, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations (FFO) Available to Common Stockholders” and “Adjusted Funds from Operations (AFFO) Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	2015	2014	2013
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$226,207	$215,830	$182,974
Credit facility commitment fees	2,854	2,661	1,930
Amortization of credit facility origination costs and deferred financing costs	8,741	8,219	7,434
(Gain) loss on interest rate swaps	3,043	1,349	(878)
Dividend on preferred shares subject to redemption	-	1,526	-
Amortization of net mortgage premiums	(7,482)	(12,891)	(9,481)
Capital lease obligation	310	116	-
Interest capitalized	(594)	(444)	(537)
Interest expense	$233,079	$216,366	$181,442

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,030,532	$4,628,438	$3,892,089
Average interest rates	4.43%	4.62%	4.67%

The increase in interest expense from 2014 to 2015 was primarily due to the June 2014 issuance of our 3.88% senior unsecured notes due July 2024, the September 2014 issuance of our 4.125% senior unsecured notes due October 2026, the interest expense on the $250 million term loan that was entered into during June 2015, and the payoff of mortgages during 2015 which reduced the amortization of net mortgage premiums.  Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded directly to interest expense.  We recorded a loss on interest rate swaps of $3.0 million and $1.3 million during 2015 and 2014, respectively, and a gain on interest rate swaps of $878,000 during 2013.

The increase in interest expense from 2013 to 2014 was primarily due to the July 2013 issuance of our 4.65% senior unsecured notes due August 2023, the June 2014 issuance of our 3.88% senior unsecured notes due July 2024, the September 2014 issuance of our 4.125% senior unsecured notes due October 2026, and an increase in mortgages payable. The increase was partially offset by slightly lower average interest rates and the repayment of our 5.375% senior unsecured notes in March 2013.

At December 31, 2015, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.65 billion (excluding unamortized original issuance discounts of $13.3 million) was 4.7%;

•                  Mortgages payable of $637.7 million (excluding net premiums totaling $9.1 million on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $238.0 million was 1.2%;

•                  Term loans outstanding borrowings of $320.0 million was 1.2%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $4.85 billion was 4.4%.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million to $49.3 million for 2015, compared to $51.1 million in 2014.  General and administrative expenses were $56.9 million in 2013.  Included in general and administrative expenses are acquisition transaction costs of $913,000 for 2015, $453,000 for 2014, and $2.1 million for 2013. General and administrative expenses slightly decreased during 2015 primarily due to lower compensation costs, lower corporate insurance premiums, and lower proxy costs.  General and administrative expenses decreased during 2014 primarily due to lower stock compensation costs, including the $3.7 million for accelerated vesting that occurred in July 2013, and lower acquisition transaction costs. In January 2016, we had 132 employees, as compared to 125 employees in January 2015 and 116 employees in January 2014.

Dollars in thousands	2015	2014	2013
General and administrative expenses	$49,298	$51,085	$56,881
Total revenue(1)	981,270	896,499	761,159
General and administrative expenses as a percentage of total revenue	5.0%	5.7%	7.5%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and expenses we are responsible for on some of the leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio expenses include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2015, 71 properties were available for lease, as compared to 70 properties at December 31, 2014 and 70 properties at December 31, 2013.

Property expenses were $55.4 million (including $42.0 million in reimbursable expenses) in 2015 and $53.9 million (including $37.1 million in reimbursable expenses) in 2014 and $38.9 million (including $24.9 million in reimbursable expenses) in 2013. The increase in gross property expenses in 2015 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements primarily due to our acquisitions during 2014 and 2015.

While the gross property expenses have increased, our net property expenses (net of tenant reimbursements) has decreased during 2015 as compared to 2014.  The net expenses have decreased primarily due to lower portfolio vacancy, lower property insurance premiums and fewer one-time maintenance expenses.

Dollars in thousands	2015	2014	2013
Property expenses net of tenant reimbursements	$13,337	$16,753	$13,907
Total revenue(1)	981,270	896,499	761,159
Property expenses net of tenant reimbursements as a percentage of total revenue	1.4%	1.9%	1.8%

(1) Excludes all tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Income Taxes

Income taxes were $3.2 million in 2015, compared to $3.5 million in 2014 and $2.4 million in 2013. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries. The increase for 2014 is primarily related to higher city and state income and franchise taxes paid by Realty Income and its subsidiaries, primarily related to increased portfolio size.

Provisions for Impairment

In 2015, we recorded total provisions for impairment of $10.6 million on three properties classified as held for sale, four properties classified as held for investment, seven sold properties, and one property disposed of other than by sale. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of Accounting Standards Update (ASU) 2014-08, which amends Topic 205,Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the year ended December 31, 2015.

In 2014, Realty Income recorded total provisions for impairment of $4.6 million.  Provisions for impairment of $4.1 million are included in income from continuing operations on nine sold properties and two properties classified as held for investment. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.  Additionally, a provision for impairment of $510,000 is included in income from discontinued operations on one sold property that was classified as held for sale as of December 31, 2013.

In 2013, Realty Income recorded total provisions for impairment of $3.0 million.  Realty Income recorded provisions for impairment of $2.7 million in income from discontinued operations on seven sold properties.  Except for a provision for impairment of $290,000 that was recorded in income from continuing operations for one property that was not previously classified as held for sale as of December 31, 2013, the remaining provisions for impairment are included in income from discontinued operations on our consolidated statement of income. In 2013, Crest also recorded a provision for impairment of $308,000 on one sold property which is included in income from discontinued operations.

Merger-Related Costs

Merger-related costs include, but are not limited to, advisor fees, legal fees, accounting fees, printing fees and transfer taxes related to our acquisition of ARCT.  Merger-related costs were $13.0 million in 2013.  On a diluted per common share basis, these expenses represented $0.07 for 2013.  No merger-related costs were incurred in 2014 or 2015.

Gain on Sales of Real Estate

During 2015, we sold 38 investment properties for $65.8 million, which resulted in a gain of $22.2 million.  The results of operations for these properties are presented within continuing operations.

During 2014, we sold 46 investment properties for $107.2 million, which resulted in a gain of $42.1 million.  Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during 2014 were reclassified as discontinued operations.

During 2013, we sold 75 investment properties for $134.2 million, which resulted in a gain of $64.7 million.  The results of operations for these properties were reclassified as discontinued operations for all periods presented.

During 2015, Crest did not sell any properties.  Crest sold one property for $820,000 and one property for $597,000 during 2014 and 2013, respectively.  Neither of these sales resulted in a gain. The results of operations for these properties were reclassified as discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At December 31, 2015, we classified real estate with a carrying amount of $9.8 million as held for sale on our balance sheet. In 2016, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $50 to $75 million in yet to be identified property sales for all of 2016.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available.

However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Preferred Stock Dividends

Preferred stock dividends totaled $27.1 million in 2015, $37.1 million in 2014, and $41.9 million in 2013.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $256.7 million in 2015, compared to $227.6 million in 2014, an increase of $29.1 million. On a diluted per common share basis, net income was $1.09 in 2015, as compared to $1.04 in 2014, an increase of $0.05, or 4.8%. Net income available to common stockholders was $203.6 million in 2013, or $1.06 on a diluted per common share basis.  Net income available to common stockholders for 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006. Net income available to common stockholders for 2013 was impacted by an unusually large gain on property sales, which represents $0.18 on a diluted per common share basis.  Additionally, net income available to common stockholders for 2013 includes $13.0 million of merger-related costs for the acquisition of ARCT, which represents $0.07 on a diluted per common share basis, and $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. The amount of impairments and/or gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2015 were $22.2 million, as compared to gains from the sale of properties of $42.1 million during 2014.

Discontinued Operations

During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.  Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in our 2013 Annual Report on Form 10-K are presented within income from continuing operations on our consolidated statements of income. For 2014, we recorded income from discontinued operations of $2.8 million, or $0.01 per common share, basic and diluted. For 2013, we recorded income from discontinued operations of $65.7 million, or $0.34 per common share, basic and diluted.

FUNDS FROM OPERATIONS (FFO) AVAILABLE TO COMMON STOCKHOLDERS

In 2015, our FFO increased by $89.5 million, or 15.9%, to $652.4 million, compared to $562.9 million in 2014.  On a diluted per common share basis, FFO was $2.77 in 2015, compared to $2.58 in 2014, an increase of $0.19, or 7.4%.  In 2013, FFO was $462.0 million, or $2.41 on a diluted per common share basis.  Our FFO in 2014 included a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.  FFO in 2013 was normalized to exclude $13.0 million of merger-related costs, which represents $0.07 on a diluted per common share basis for 2013.  FFO for 2013 includes $3.7 million for accelerated vesting of restricted shares that occurred in July 2013 from ten-year vesting to five years, which represents $0.02 on a diluted per common share basis.   All references to FFO for 2013 reflect the adjustments for merger-related costs for the acquisition of ARCT.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2015	2014	2013
Net income available to common stockholders	$256,686	$227,558	$203,634
Depreciation and amortization:
Continuing operations	409,215	374,661	306,769
Discontinued operations	-	-	1,626
Depreciation of furniture, fixtures and equipment	(811)	(482)	(288)
Provisions for impairment on investment properties:
Continuing operations	10,560	4,126	290
Discontinued operations	-	510	2,738
Gain on sales of investment properties:
Continuing operations	(22,243)	(39,205)	-
Discontinued operations	-	(2,883)	(64,743)
Merger-related costs (1)	-	-	13,013
FFO adjustments allocable to noncontrolling interests	(970)	(1,396)	(1,009)
FFO available to common stockholders	$652,437	$562,889	$462,030

FFO per common share, basic and diluted (2)	$2.77	$2.58	$2.41

Distributions paid to common stockholders	$533,238	$479,256	$409,222

FFO in excess of distributions paid to common stockholders	$119,199	$83,633	$52,808

Weighted average number of common shares used for computation per share:
Basic	235,767,932	218,390,885	191,754,857
Diluted (2)	235,891,368	218,450,863	191,781,622

(1) FFO for 2013 has been normalized to exclude ARCT merger-related costs.

(2) The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts’ definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, reduced by gains on property sales and extraordinary items.

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

ADJUSTED FUNDS FROM OPERATIONS (AFFO) AVAILABLE TO COMMON STOCKHOLDERS

In 2015, our AFFO increased by $85.3 million, or 15.2%, to $647.0 million, compared to $561.7 million in 2014. On a diluted per common share basis, AFFO was $2.74 in 2015, compared to $2.57 in 2014, an increase of $0.17, or 6.6%.  In 2013, AFFO was $463.1 million, or $2.41 on a diluted per common share basis. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2015	2014	2013
Net income available to common stockholders	$256,686	$227,558	$203,634
Cumulative adjustments to calculate FFO (1)	395,751	335,331	258,396
FFO available to common stockholders	652,437	562,889	462,030
Provisions for impairment on Crest properties	-	-	308
Excess of redemption value over carrying value of preferred share redemptions	-	6,015	-
Amortization of share-based compensation	10,391	11,959	20,785
Amortization of deferred financing costs (2)	5,294	4,804	4,436
Amortization of net mortgage premiums	(6,978)	(9,208)	(9,481)
Gain on early extinguishment of debt	(504)	(3,428)	-
(Gain) loss on interest rate swaps	3,043	1,349	(878)
Leasing costs and commissions	(748)	(821)	(1,280)
Recurring capital expenditures	(7,606)	(5,210)	(7,227)
Straight-line rent	(16,468)	(14,872)	(13,742)
Amortization of above and below-market leases	7,861	8,024	8,188
Other adjustments (3)	306	160	-
Total AFFO available to common stockholders (4)	$647,028	$561,661	$463,139

AFFO per common share:
Basic	$2.74	$2.57	$2.42
Diluted	$2.74	$2.57	$2.41

Distributions paid to common stockholders	$533,238	$479,256	$409,222

AFFO in excess of distributions paid to common stockholders	$113,790	$82,405	$53,917

Weighted average number of common shares used for computation per share:
Basic	235,767,932	218,390,885	191,754,857
Diluted (4)	235,891,368	218,450,863	191,781,622

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

Of our 4,538 properties in our portfolio, approximately 98.0% or 4,467 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2015. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
	Fixed rate	rate on fixed	Variable rate	rate on variable
Year of maturity	debt	rate debt	debt	rate debt
2016	$444.9	5.45%	$0.2	2.54%
2017	308.3	5.63	9.5	2.40
2018	365.3	2.15	70.3	1.45
2019	554.5	6.74	259.8	1.29
2020	82.2	4.99	250.2	1.37
Thereafter	2,478.7	4.50	21.7	2.41

Totals (1)	$4,233.9	4.78%	$611.7	1.40%

Fair Value (2)	$4,429.2		$608.3

(1)      Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable.  At December 31, 2015, the unamortized balance of net premiums on mortgages payable was $9.1 million, and the unamortized balance of original issuance discounts on notes payable was $13.3 million.

(2)      We base the estimated fair value of the fixed rate senior notes and bonds at December 31, 2015 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2015 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at December 31, 2015.

The table incorporates only those exposures that exist as of December 31, 2015. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except four mortgages totaling $51.1 million at December 31, 2015, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at December 31, 2015. Interest on our new credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our new credit facility balance of $238.0 million at December 31, 2015, a 1% change in interest rates would change our interest costs by $2.4 million per year.

Item 8:           Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2015 and 2014

C.	Consolidated Statements of Income, Years ended December 31, 2015, 2014 and 2013

D.	Consolidated Statements of Equity, Years ended December 31, 2015, 2014 and 2013

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2015, 2014 and 2013

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2015 and 2014

H.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Realty Income Corporation changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 11, 2016

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

	2015	2014
ASSETS
Real estate, at cost:
Land	$3,286,004	$3,046,372
Buildings and improvements	9,010,778	8,107,199
Total real estate, at cost	12,296,782	11,153,571
Less accumulated depreciation and amortization	(1,687,665)	(1,386,871)
Net real estate held for investment	10,609,117	9,766,700
Real estate held for sale, net	9,767	14,840
Net real estate	10,618,884	9,781,540
Cash and cash equivalents	40,294	3,852
Accounts receivable, net	81,678	64,386
Acquired lease intangible assets, net	1,034,417	1,039,724
Goodwill	15,321	15,470
Other assets, net	75,276	107,650
Total assets	$11,865,870	$11,012,622

LIABILITIES AND EQUITY
Distributions payable	$50,344	$43,675
Accounts payable and accrued expenses	115,826	123,287
Acquired lease intangible liabilities, net	250,916	220,469
Other liabilities	53,965	53,145
Lines of credit payable	238,000	223,000
Term loans	320,000	70,000
Mortgages payable, net	646,740	852,575
Notes payable, net	3,636,746	3,785,372
Total liabilities	5,312,537	5,371,523

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, liquidation preference $25.00 per share	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 250,416,757 shares issued and outstanding as of December 31, 2015 and 224,881,192 shares issued and outstanding as of December 31, 2014	7,666,428	6,464,987
Distributions in excess of net income	(1,530,210)	(1,246,964)
Total stockholders’ equity	6,531,596	5,613,401
Noncontrolling interests	21,737	27,698
Total equity	6,553,333	5,641,099
Total liabilities and equity	$11,865,870	$11,012,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands, except per share data)

	2015	2014	2013
REVENUE
Rental	$976,865	$893,457	$748,218
Tenant reimbursements	42,015	37,118	24,944
Other	4,405	2,930	7,047
Total revenue	1,023,285	933,505	780,209

EXPENSES
Depreciation and amortization	409,215	374,661	306,769
Interest	233,079	216,366	181,442
General and administrative	49,298	51,085	56,881
Property (including reimbursable)	55,352	53,871	38,851
Income taxes	3,169	3,461	2,350
Provisions for impairment	10,560	4,126	290
Merger-related costs	-	-	13,013
Total expenses	760,673	703,570	599,596

Gain on sales of real estate	22,243	39,205	-

Income from continuing operations	284,855	269,140	180,613

Income from discontinued operations	-	2,800	65,670

Net income	284,855	271,940	246,283

Net income attributable to noncontrolling interests	(1,089)	(1,305)	(719)

Net income attributable to the Company	283,766	270,635	245,564
Preferred stock dividends	(27,080)	(37,062)	(41,930)
Excess of redemption value over carrying value of preferred shares redeemed	-	(6,015)	-
Net income available to common stockholders	$256,686	$227,558	$203,634

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$1.09	$1.03	$0.72
Net income, basic and diluted	$1.09	$1.04	$1.06

Weighted average common shares outstanding:
Basic	235,767,932	218,390,885	191,754,857
Diluted	236,208,390	218,767,885	191,781,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions	Total
	preferred	common	paid in	paid in	in excess of	stockholders’	Noncontrolling	Total
	stock	stock	capital	capital	net income	equity	interests	equity

Balance, December 31, 2012	25,150,000	133,452,411	609,363	2,572,092	(768,661)	2,412,794	-	2,412,794
Net income	-	-	-	-	245,564	245,564	719	246,283
Distributions paid and payable	-	-	-	-	(468,697)	(468,697)	(1,371)	(470,068)
Shares issued in stock offerings, net of offering costs	-	27,025,000	-	1,133,574	-	1,133,574	-	1,133,574
Shares issued in conjunction with acquisition of ARCT, net of our shares owned by ARCT	-	45,364,435	-	1,997,850	-	1,997,850	-	1,997,850
Issuance of preferred and common units	-	-	-	-	-	-	36,563	36,563
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	1,449,139	-	55,244	-	55,244	-	55,244
Share-based compensation, net	-	194,088	-	9,118	-	9,118	-	9,118

Balance, December 31, 2013	25,150,000	207,485,073	609,363	5,767,878	(991,794)	5,385,447	35,911	5,421,358
Net income	-	-	-	-	270,635	270,635	1,305	271,940
Distributions paid and payable	-	-	-	-	(519,790)	(519,790)	(1,839)	(521,629)
Shares issued in stock offerings, net of offering costs	-	13,800,000	-	528,592	-	528,592	-	528,592
Redemption of common units	-	35,000	-	1,032	-	1,032	(1,032)	-
Reallocation of equity	-	-	-	6,647	-	6,647	(6,647)	-
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	3,527,166	-	157,285	-	157,285	-	157,285
Preferred shares redeemed	(8,800,000)	-	(213,985)	-	(6,015)	(220,000)	-	(220,000)
Share-based compensation, net	-	33,953	-	3,553	-	3,553	-	3,553

Balance, December 31, 2014	16,350,000	224,881,192	$395,378	$6,464,987	$(1,246,964)	$5,613,401	$27,698	$5,641,099
Net income	-	-	-	-	283,766	283,766	1,089	284,855
Distributions paid and payable	-	-	-	-	(567,012)	(567,012)	(1,652)	(568,664)
Shares issued in stock offerings, net of offering costs	-	17,000,000	-	793,559	-	793,559	-	793,559
Redemption of common units	-	168,182	-	4,347	-	4,347	(4,347)	-
Reallocation of equity	-	-	-	1,051	-	1,051	(1,051)	-
Shares issued pursuant to dividend reinvestment and stock purchase plan, net	-	7,608,354	-	360,700	-	360,700	-	360,700
Shares issued pursuant to at-the-market program, net	-	714,301	-	35,747	-	35,747	-	35,747
Share-based compensation, net	-	44,728	-	6,037	-	6,037	-	6,037

Balance, December 31, 2015	16,350,000	250,416,757	$395,378	$7,666,428	$(1,530,210)	$6,531,596	$21,737	$6,553,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$284,855	$271,940	$246,283
Adjustments to net income:
Depreciation and amortization	409,215	374,661	306,769
Income from discontinued operations	-	(2,800)	(65,670)
Amortization of share-based compensation	10,391	11,959	20,785
Non-cash rental adjustments	(8,607)	(6,848)	(5,554)
Amortization of net premiums on mortgages payable	(7,482)	(12,891)	(9,481)
Amortization of deferred financing costs	9,044	8,335	9,364
Loss (gain) on interest rate swaps	3,043	1,349	(878)
Gain on sales of real estate	(22,243)	(39,205)	-
Provisions for impairment on real estate	10,560	4,126	290
Change in assets and liabilities
Accounts receivable and other assets	(2,641)	(3,064)	(2,116)
Accounts payable, accrued expenses and other liabilities	6,168	20,130	19,114
Net cash provided by operating activities	692,303	627,692	518,906
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,266,885)	(1,228,243)	(1,429,483)
Improvements to real estate, including leasing costs	(11,541)	(6,032)	(8,507)
Proceeds from sales of real estate:
Continuing operations	65,817	88,688	8
Discontinued operations	-	6,918	126,785
Collection (issuance) of loans receivable	-	350	(10,656)
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	33,554	(36,540)	(10,158)
Net cash used in investing activities	(1,179,055)	(1,174,859)	(1,332,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(533,238)	(479,256)	(409,222)
Cash dividends to preferred stockholders	(27,080)	(38,300)	(41,930)
Borrowings on line of credit	1,448,000	1,672,321	2,624,700
Payments on line of credit	(1,433,000)	(1,577,321)	(2,654,700)
Proceeds from notes and bonds payable issued	-	598,594	750,000
Principal payment on notes payable	(150,000)	-	(100,000)
Principal payments on mortgages payable	(198,353)	(85,208)	(32,603)
Proceeds from term loans	250,000	-	70,000
Repayment of American Realty Capital Trust, Inc., or ARCT, line of credit	-	-	(317,207)
Repayment of ARCT term loan	-	-	(235,000)
Proceeds from common stock offerings, net	793,559	528,615	1,133,574
Redemption of preferred units	(6,750)	-	-
Redemption of preferred stock	-	(220,000)	-
Distributions to noncontrolling interests	(1,679)	(1,844)	(1,216)
Debt issuance costs	(10,259)	(5,505)	(10,666)
Proceeds from dividend reinvestment and stock purchase plan	363,029	158,462	55,806
Proceeds from At-the-Market (ATM) program	36,348	-	-
Other items, including shares withheld upon vesting	(7,383)	(9,796)	(13,422)
Net cash provided by financing activities	523,194	540,762	818,114
Net increase (decrease) in cash and cash equivalents	36,442	(6,405)	5,009
Cash and cash equivalents, beginning of period	3,852	10,257	5,248
Cash and cash equivalents, end of period	$40,294	$3,852	$10,257

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

1.                           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2015, we owned 4,538 properties, located in 49 states and Puerto Rico, containing over 76.0 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Federal Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

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

	2015	2014	2013
Weighted average shares used for the basic net income per share computation	235,767,932	218,390,885	191,754,857
Incremental shares from share-based compensation	123,436	59,978	26,765
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	-
Weighted average shares used for diluted net income per share computation	236,208,390	218,767,885	191,781,622
Unvested shares from share-based compensation that were anti-dilutive	106,103	51,749	59,629
Weighted average partnership common units convertible to common shares that were anti-dilutive	417,060	523,847	851,568

Discontinued Operations. During the first quarter of 2014, the Financial Accounting Standards Board issued guidance that changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  We early adopted the requirements of this accounting pronouncement in the first quarter of 2014.

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

Operations from ten properties were classified as held for sale at December 31, 2015, and are included in income from continuing operations.  We do not depreciate properties that are classified as held for sale.

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

For the year ended December 31, 2014, we recorded income from discontinued operations of $2.8 million, or $0.01 per common share, basic and diluted. For the year ended December 31, 2013, we recorded income from discontinued operations of $65.7 million, or $0.34 per common share, basic and diluted.

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $429,000 at December 31, 2015 and $765,000 at December 31, 2014.

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $4.4 million in 2015, $2.9 million in 2014 and $7.0 million in 2013.

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

The aggregate value of other acquired intangible assets consists of the fair value of in-place leases and tenant relationships, as applicable. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.

If a lease was terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.  Our assumed net debt premiums are amortized as a reduction to interest expense over the remaining term of the respective mortgages.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	25 years or 35 years
Building improvements	4 to 20 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

Provision for Impairment.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we utilize in this analysis include projected rental rates, estimated holding periods, historical sales and releases, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

In 2015, we recorded total provisions for impairment of $10.6 million on three properties classified as held for sale, four properties classified as held for investment, seven sold properties, and one property disposed of other than by sale in the following industries: one in the convenience stores industry, one in the health and fitness industry, one in the pet supplies and services industry, eleven in the restaurant-casual dining industry, and one among the industry we classify as “other.”  These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income for the year ended December 31, 2015.

In 2014, Realty Income recorded total provisions for impairment of $4.6 million.  Provisions for impairment of $4.1 million are included in income from continuing operations on nine sold properties and two properties classified as held for investment in the following industries: one in the consumer electronics industry, one in the convenience stores industry, one in the home furnishings industry, two in the home improvement industry, and six in the restaurant-casual dining industry. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.  Additionally during 2014, a provision for impairment of $510,000 is included in income from discontinued operations on one sold property in the grocery store industry that was classified as held for sale as of December 31, 2013.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We elected to continue testing goodwill for impairment during the second quarter of each year as well as when events or circumstances occur, indicating that our goodwill might be impaired.  During our tests for impairment of goodwill during the second quarters of 2015, 2014 and 2013, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill during 2015, 2014 or 2013.

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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in this ASU require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification.  ASU 2015-03 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  We have not yet adopted this ASU and do not expect it to have a material impact on our consolidated financial statements.

In September 2015, FASB, issued ASU 2015-16, which amends Topic 805, Business Combinations. The amendments in this ASU require that we recognize purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminate the requirement to retrospectively account for these adjustments.  ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  We early adopted this ASU 2015-16 during the quarter ended September 30, 2015 and it did not have a material impact on our consolidated financial statements.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	December 31,	December 31,
(dollars in thousands) at:	2015	2014
Acquired in-place leases	$1,056,715	$1,005,244
Accumulated amortization of acquired in-place leases	(264,399)	(177,722)
Acquired above-market leases	304,548	252,581
Accumulated amortization of acquired above-market leases	(62,447)	(40,379)
	$1,034,417	$1,039,724

	December 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2015	2014
Deferred financing costs, net	$20,490	$23,274
Notes receivable issued in connection with property sales	17,905	18,342
Prepaid expenses	14,258	14,137
Credit facility origination costs, net	10,226	4,171
Impounds related to mortgages payable	5,860	5,789
Restricted escrow deposits	4,179	36,540
Corporate assets, net	2,313	2,600
Other items	45	2,797
	$75,276	$107,650

C. Distributions payable consist of the following declared	December 31,	December 31,
distributions (dollars in thousands) at:	2015	2014
Common stock distributions	$47,963	$41,268
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	124	150
	$50,344	$43,675

D. Accounts payable and accrued expenses consist of the	December 31,	December 31,
following (dollars in thousands) at:	2015	2014
Notes payable - interest payable	$61,486	$63,919
Accrued costs on properties under development	9,976	18,011
Property taxes payable	13,354	11,633
Mortgages, term loans, credit line - interest payable and interest rate swaps	6,813	4,569
Other items	24,197	25,155
	$115,826	$123,287

E. Acquired lease intangible liabilities, net, consist of the	December 31,	December 31,
following (dollars in thousands) at:	2015	2014
Acquired below-market leases	$288,412	$243,025
Accumulated amortization of acquired below-market leases	(37,496)	(22,556)
	$250,916	$220,469

F. Other liabilities consist of the following	December 31,	December 31,
(dollars in thousands) at:	2015	2014
Rent received in advance	$42,840	$36,122
Security deposits	6,418	5,876
Capital lease obligations	4,707	4,397
Preferred units issued upon acquisition of ARCT	-	6,750
	$53,965	$53,145

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during 2015 and 2014

During 2015, we invested $1.26 billion in 286 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.6%. The 286 new properties and properties under development or expansion are located in 40 states, will contain approximately 6.2 million leasable square feet, and are 100% leased with a weighted average lease term of 16.5 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 87.3% retail and 12.7% industrial, based on rental revenue.  None of our investments during 2015 caused any one tenant to be 10% or more of our total assets at December 31, 2015.

The $1.26 billion invested during 2015 was allocated as follows: $257.1 million to land, $937.1 million to buildings and improvements, $105.8 million to intangible assets related to leases, and $40.9 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2015 generated total revenues of $43.4 million and income from continuing operations of $21.1 million.

Of the $1.26 billion we invested during 2015, $195.4 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2016. During 2015, we finalized the purchase price allocations for $147.1 million invested in the fourth quarter of 2014.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during 2014, we invested $1.4 billion in 506 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 7.1%. The 506 new properties and properties under development or expansion are located in 42 states, contain approximately 9.8 million leasable square feet, and are 100% leased with a weighted average lease term of 12.8 years. The tenants occupying the new properties operate in 32 industries and the property types consist of 85.7% retail, 6.6% industrial, 6.4% office, and 1.3% manufacturing, based on rental revenue.

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

The properties acquired during 2014 generated total revenues of $75.1 million and income from continuing operations of $27.8 million for year ended December 31, 2014.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.26 billion we invested during 2015, $45.8 million was invested in 35 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.7%. Of the $1.4 billion we invested during 2014, $81.9 million was invested in 40 properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.4%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $913,000 and $453,000 were recorded to general and administrative expense on our consolidated statements of income during 2015 and 2014, respectively.

C.           Investments in Existing Properties

During 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.  In comparison, during 2014, we capitalized costs of $6.0 million on existing properties in our portfolio.

D.           Properties with Existing Leases

Of the $1.26 billion we invested during 2015, approximately $391.4 million was used to acquire 86 properties with existing leases.  In comparison, of the $1.4 billion we invested during 2014, approximately $957.4 million was used to acquire 201 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for 2015, 2014, and 2013 were $87.9 million, $83.6 million, and $65.5 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2015, 2014, and 2013 were $7.9 million, $8.0 million, and $8.2 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at December 31, 2015 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2016	$(8,075)	$89,858
2017	(8,019)	88,669
2018	(7,771)	86,174
2019	(6,781)	76,109
2020	(6,108)	70,915
Thereafter	45,569	380,591

Totals	$8,815	$792,316

5.                           Credit Facility

In June 2015, we entered into a new $2.0 billion unsecured revolving credit facility, or our new credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our new credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our new credit facility has a $1.0 billion accordion expansion option.  Under our new credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our new credit facility. Our new credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2015, credit facility origination costs of $10.2 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of new credit facility origination costs incurred during 2015 as a result of entering into our new credit facility. These costs, as well as a portion of the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our new credit facility.

At December 31, 2015, we had a borrowing capacity of $1.76 billion available on our new credit facility (subject to customary conditions to borrowing) and an outstanding balance of $238.0 million, as compared to an outstanding balance of $223.0 million at December 31, 2014.

The weighted average interest rate on outstanding borrowings under our credit facilities was 1.2% during 2015 and 2014. At December 31, 2015, the effective interest rate was 1.2%.  Our new and previous credit facilities are and were subject to various leverage and interest coverage ratio limitations, and at December 31, 2015, we remain in compliance with the covenants on our new credit facility.

6.                           Mortgages Payable

During 2015, we made $198.4 million in principal payments, including the repayment of 13 mortgages in full for $191.0 million.  No mortgages were assumed during 2015.

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

These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2015, we remain in compliance with these covenants.

We did not incur any deferred financing costs on our mortgages assumed in 2014. The balance of our deferred financing costs, which are classified as part of other assets, net, on our consolidated balance sheets, was $553,000 at December 31, 2015 and $827,000 at December 31, 2014. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2015 and December 31, 2014, respectively (dollars in thousands):

		Weighted	Weighted	Weighted
		Average	Average	Average
		Stated	Effective	Remaining	Remaining	Unamortized	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Premium	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
12/31/15	183	4.9%	4.1%	3.6	$637,658	$9,082	$646,740
12/31/14	241	5.0%	4.0%	3.7	$836,011	$16,564	$852,575

(1) At December 31, 2015, there were 44 mortgages on 183 properties, while at December 31, 2014, there were 57 mortgages on 241 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for four mortgages on 13 properties totaling $51.1 million at December 31, 2015, including net unamortized discounts.  At December 31, 2014, five mortgages on 14 properties totaling $74.5 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes two mortgages totaling $15.5 million at December 31, 2015, and three mortgages totaling $39.1 million at December 31, 2014.

(2) Stated interest rates ranged from 2.0% to 6.9% at December 31, 2015 and December 31, 2014.

(3) Effective interest rates ranged from 2.2% to 8.9% at December 31, 2015, while effective interest rates ranged from 2.2% to 9.0% at December 31, 2014.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $9.1 million, as of December 31, 2015 (dollars in millions):

Year of
Maturity
2016	$170.1
2017	142.9
2018	15.5
2019	26.3
2020	82.4
Thereafter	200.5
Totals	$637.7

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each term loan.  The net balance of these deferred financing costs, which was $1.2 million at December 31, 2015, and $187,000 at December 31, 2014, is included in other assets, net on our consolidated balance sheets.

8.                           Notes Payable

A.           General

Our senior unsecured notes and bonds consisted of the following, sorted by maturity date (dollars in millions):

	December 31,	December 31,
	2015	2014
5.5% notes, issued in November 2003 and due in November 2015	$-	$150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,650	3,800
Unamortized original issuance discounts	(13)	(15)
	$3,637	$3,785

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2015, excluding unamortized original issuance discounts (dollars in millions):

Year of Maturity	Principal
2016	$275
2017	175
2018	350
2019	550
2020	-
Thereafter	2,300
Totals	$3,650

As of December 31, 2015, the weighted average interest rate on our notes and bonds payable was 4.7% and the weighted average remaining years until maturity was 6.5 years.

Interest incurred on all of the notes and bonds was $179.5 million for 2015, $166.5 million for 2014 and $138.9 million for 2013. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2015, we remain in compliance with these covenants.

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

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of approximately $346.7 million from these offerings were used to repay a portion of the outstanding borrowings under our previous credit facility.

C.     Note Repayment

In November 2015, we repaid $150 million of outstanding 5.5% notes, plus accrued and unpaid interest, using proceeds from our October 2015 common stock offering and our new credit facility.

9.   Redemption of Preferred Stock

In September 2014, we issued an irrevocable notice of redemption for all 8.8 million shares of our 6.75% Monthly Income Class E Preferred Stock for $25 per share, plus accrued dividends.  The redemption occurred in October 2014.  We incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

10.     Issuance of Common Stock

In October 2015, we issued 11,500,000 shares of common stock, including 1,500,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.0 million, a portion of the net proceeds of $517.1 million was used to repay borrowings under our new credit facility and the remaining portion was used for other general corporate purposes, including acquisitions.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our previous $1.5 billion unsecured credit facility.

In April 2014, we issued 13,800,000 shares of common stock, including 1,800,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.  After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our previous credit facility.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in a newly formed entity, Realty Income, L.P.  The units were issued as consideration for the acquisition.  At December 31, 2015, the remaining units from this issuance represent a 1.4% ownership in Realty Income, L.P.  Realty Income holds the remaining 98.6% interests in this entity and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2015 (dollars in thousands):

	Tau Operating		Realty Income, L.P.
	Partnership units	(1)	units (2)	Total
Carrying value at December 31, 2014	$13,067		$14,631	$27,698
Reallocation of equity	836		(1,887)	(1,051)
Redemptions	-		(4,347)	(4,347)
Distributions	(722)		(930)	(1,652)
Allocation of net income	229		860	1,089
Carrying value at December 31, 2015	$13,410		$8,327	$21,737

	Tau Operating		Realty Income, L.P.
	Partnership units	(1)	units (2)	Total
Carrying value at December 31, 2013	$13,489		$22,422	$35,911
Reallocation of equity	-		(6,647)	(6,647)
Redemptions	-		(1,032)	(1,032)
Distributions	(695)		(1,144)	(1,839)
Allocation of net income	273		1,032	1,305
Carrying value at December 31, 2014	$13,067		$14,631	$27,698

(1)   317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of December 31, 2015 and December 31, 2014.

(2)   534,546 Realty Income, L.P. units were issued on June 27, 2013, 499,546 units were outstanding as of December 31, 2014, and 331,364 remain outstanding as of December 31, 2015.

During 2015 and 2014, we recorded net equity reclassification adjustments of $1.1 million and $6.6 million, respectively, between noncontrolling interests and additional paid in capital to adjust the carrying value of noncontrolling interests to be in-line with their equity ownership interests in the entities.

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

12.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share 2015 and 2014:

Month	2015	2014	2013

January	$0.1834167	$0.1821667	$0.1517500
February	0.1890000	0.1821667	0.1809167
March	0.1890000	0.1821667	0.1809167
April	0.1895000	0.1824792	0.1812292
May	0.1895000	0.1824792	0.1812292
June	0.1895000	0.1824792	0.1812292
July	0.1900000	0.1827917	0.1815417
August	0.1900000	0.1827917	0.1815417
September	0.1900000	0.1827917	0.1815417
October	0.1905000	0.1831042	0.1818542
November	0.1905000	0.1831042	0.1818542
December	0.1905000	0.1831042	0.1818542

Total	$2.2714167	$2.1916254	$2.1474587

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2015	2014	2013
Ordinary income	$1.7307023	$1.6483522	$1.3153791
Nontaxable distributions	0.5407144	0.5432732	0.8320796
Totals	$2.2714167	$2.1916254	$2.1474587

At December 31, 2015, a distribution of $0.191 per common share was payable and was paid in January 2016.  At December 31, 2014, a distribution of $0.1834167 per common share was payable and was paid in January 2015.

B.      Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  We paid distributions to holders of our Class E preferred stock totaling $12.7 million in 2014 and $14.9 million in 2013. For 2014, dividends paid per share in the amount of $1.4484375 were characterized as ordinary income for federal income tax purposes, while in 2013, dividends paid per share in the amount of $1.6875 were characterized as ordinary income for federal income tax purposes.

C.      Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  We declared dividends to holders of our Class F preferred stock totaling $27.1 million in 2015, 2014 and 2013.  For 2015, 2014 and 2013, dividends paid per share of $1.656252 were characterized as ordinary income for federal income tax purposes. At December 31, 2015, a monthly dividend of $0.138021 per share was payable and was paid in January 2016.  We are current in our obligations to pay dividends on our Class F preferred stock.

13.     Operating Leases

A.      At December 31, 2015, we owned 4,538 properties in 49 states and Puerto Rico, plus an additional eight properties owned by Crest. Of the 4,538 properties, 4,519, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2015, 71 properties were available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $4.5 million for 2015, $3.6 million for 2014 and $2.9 million for 2013.

At December 31, 2015, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2016	$998,632
2017	984,748
2018	960,857
2019	906,498
2020	857,543
Thereafter	5,539,698
Total	$10,247,976

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2015, 2014 or 2013.

14.     Gain on Sales of Real Estate

During 2015, we sold 38 investment properties for $65.8 million, which resulted in a gain of $22.2 million.  The results of operations for these properties are presented within continuing operations.

During 2014, we sold 46 investment properties for $107.2 million, which resulted in a gain of $42.1 million.  Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the year were reclassified as discontinued operations.

During 2013, we sold 75 investment properties for $134.2 million, which resulted in a gain of $64.7 million.  The results of operations for these properties were reclassified as discontinued operations for all periods presented.

During 2015, Crest did not sell any properties.  Crest sold one property for $820,000 and one property for $597,000 during 2014 and 2013, respectively.  Neither of these sales resulted in a gain. The results of operations for these properties have been reclassified as discontinued operations.

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

	Carrying value per	Estimated fair
At December 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$17.9	$19.4
Mortgages payable assumed in connection with acquisitions, net	646.7	651.5
Notes and bonds payable, net of unamortized original issuance discounts	3,636.7	3,828.1

	Carrying value per	Estimated fair
At December 31, 2014	balance sheet	value
Notes receivable issued in connection with property sales	$18.3	$20.1
Mortgages payable assumed in connection with acquisitions, net	852.6	857.9
Notes and bonds payable, net of unamortized original issuance discounts	3,785.4	4,092.8

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

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $229.5 million in 2015, $207.3 million in 2014, and $166.1 million in 2013.

Interest capitalized to properties under development was $594,000 in 2015, $444,000 in 2014, and $537,000 in 2013.

Cash paid for income taxes was $3.1 million in 2015, $3.7 million in 2014, and $2.1 million in 2013.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     See “Provisions for Impairment” in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

B.     See note 9 for a discussion of the $6.0 million excess of redemption value over carrying value of preferred shares subject to redemption charge recorded by Realty Income during 2014.

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

I.           Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $4.0 million and $5.5 million at December 31, 2014 and 2013, respectively.

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $10.4 million during 2015, $12.0 million during 2014, and $20.8 million during 2013.

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan. Our outstanding restricted stock vests over periods ranging from immediately to five years.

	2015			2014			2013
	Number of	Weighted		Number of	Weighted		Number of	Weighted
	shares	average price	(1)	shares	average price	(1)	shares	average price	(1)
Outstanding nonvested
shares, beginning of year	527,176	$29.02		722,263	$23.37		895,550	$19.94
Shares granted	161,949	$50.87		262,655	$39.87		484,060	$41.13
Shares vested	(205,248)	$37.70		(440,348)	$36.88		(654,650)	$30.91
Shares forfeited	(27,595)	$45.58		(17,394)	$39.07		(2,697)	$37.30
Outstanding nonvested
shares, end of each period	456,282	$30.46		527,176	$29.02		722,263	$23.37

(1) Grant date fair value.

During 2015, we issued 161,949 shares of common stock under the 2012 Plan. These shares generally vest over a five- year service period.  However, one grant of 4,964 shares vested immediately, and of the 28,000 shares which are granted annually to our Board of Directors, 12,000 shares vested immediately, 8,000 shares vest in one year following the grant (assuming continued service), and 8,000 shares vest over a three year service period.  Not included in the table above are 10,269 restricted stock units granted during 2015 that vest over a five year service period and have the same economic rights as shares of restricted stock.

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

For shares granted on or after January 1, 2015, shares granted to employees typically vest in 20% increments on each of the first five anniversaries of the grant date. For shares granted prior to December 2014, the typical vesting schedule for shares granted to employees was as follows:

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

After being employed for six full months, all non-executive employees receive approximately 200 shares of restricted stock which vests over a five year period.  Additionally, depending on certain company performance metrics or attainment of individual achievements, non-executive employees may receive grants of restricted stock which vests over a five year period.

As of December 31, 2015, the remaining unamortized share-based compensation expense related to restricted stock totaled $13.9 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our 2012 Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any compensation expense related to dividends paid in 2015, 2014, or 2013.

As of December 31, 2015, 2014 and 2013, there were no common stock options outstanding for any of the periods presented.

B.                         Performance Shares

During 2015 and 2014, we granted performance share awards, as well as dividend equivalent rights, to our executive officers.  The number of performance shares that vest is based on the achievement of the following performance goals:

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

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	2015			2014
	Number of	Weighted		Number of	Weighted
	performance	average		performance	average
	shares	price	(1)	shares	price	(1)
Outstanding nonvested shares, beginning of year	59,405	$41.46		-	$-
Shares granted	55,716	$52.78		71,705	$41.46
Shares vested	-	$-		(4,067)	$41.46
Shares forfeited	-	$-		(8,233)	$41.46
Outstanding nonvested shares, end of each period	115,121	$46.94		59,405	$41.46

(1) Grant date fair value.

As of December 31, 2015, the remaining share-based compensation expense related to the performance shares totaled $3.2 million.  The portion related to the market-based awards is being recognized on a straight-line basis over the service period, and the portion related to the performance-based awards is being recognized on a tranche-by-tranche basis over the service period.

19.                    Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During 2015, we issued 7,608,354 shares and raised approximately $363.0 million under the DRSPP.  During 2014, we issued 3,527,166 shares and raised approximately $158.5 million under the DRSPP.  During 2013, we issued 1,449,139 shares and raised approximately $55.6 million under the DRSPP. From the inception of the DRSPP through December 31, 2015, we have issued 12,699,862 shares and raised approximately $581.6 million.

In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2015, we issued 7,413,207 shares and raised $353.7 million under the waiver approval process. In 2014, we issued 3,330,556 shares and raised $150.0 million under the waiver approval process.  In 2013, we issued 1,308,490 shares and raised $50.0 million under the waiver approval process.  These shares are included in the total activity noted in the preceding paragraph.

20.                    At-the-Market (ATM) Program

In September 2015, we established an “at the market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  During 2015, we issued 714,301 shares and raised approximately $36.3 million under the ATM program.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of December 31:	2015	2014
Segment net real estate:
Apparel	$180,175	$185,237
Automotive service	129,328	120,660
Automotive tire services	247,200	255,447
Beverages	297,724	302,001
Child care	52,392	54,194
Convenience stores	724,972	752,047
Dollar stores	1,158,948	1,165,560
Drug stores	1,384,506	1,036,697
Financial services	254,022	262,095
Grocery stores	331,565	341,773
Health and fitness	839,872	546,583
Health care	220,018	227,084
Home improvement	268,974	227,733
Restaurants-casual dining	419,455	449,211
Restaurants-quick service	467,643	336,753
Theaters	371,617	375,982
Transportation services	686,041	661,053
Wholesale club	452,563	465,569
30 other non-reportable segments	2,131,869	2,015,861
Total segment net real estate	10,618,884	9,781,540

Intangible assets:
Apparel	48,116	52,444
Automotive service	19,131	2,909
Automotive tire services	13,202	14,871
Beverages	2,538	2,797
Convenience stores	16,040	17,535
Dollar stores	56,420	58,691
Drug stores	189,433	194,905
Financial services	34,626	39,564
Grocery stores	42,823	46,964
Health and fitness	65,037	66,460
Health care	29,950	35,017
Home improvement	42,630	35,726
Restaurants-casual dining	9,392	10,649
Restaurants-quick service	32,612	16,415
Theaters	17,673	21,601
Transportation services	92,602	101,040
Wholesale club	36,215	39,707
Other non-reportable segments	285,977	282,429

Goodwill:
Automotive service	448	451
Automotive tire services	865	865
Child care	5,034	5,095
Convenience stores	2,009	2,023
Restaurants-casual dining	2,215	2,279
Restaurants-quick service	1,082	1,085
Other non-reportable segments	3,668	3,672
Other corporate assets	197,248	175,888
Total assets	$11,865,870	$11,012,622

Revenue for the years ended December 31,	2015	2014	2013
Segment rental revenue:
Apparel	$19,819	$17,674	$13,851
Automotive service	18,632	16,548	15,606
Automotive tire services	28,627	28,222	27,002
Beverages	25,451	25,147	24,848
Child care	19,949	20,022	20,705
Convenience stores	90,093	89,754	83,973
Dollar stores	88,126	85,049	46,742
Drug stores	103,324	84,625	60,529
Financial services	17,044	16,828	14,904
Grocery stores	29,506	27,270	22,317
Health and fitness	75,881	62,086	46,979
Health care	16,057	16,039	14,358
Home improvement	23,112	15,593	11,456
Restaurants-casual dining	37,645	38,473	38,149
Restaurants-quick service	41,407	33,388	32,340
Theaters	49,456	47,102	46,122
Transportation services	51,745	46,287	40,552
Wholesale club	37,391	36,588	29,448
30 other non-reportable segments	203,600	186,762	158,337
Total rental revenue	976,865	893,457	748,218
Tenant reimbursements	42,015	37,118	24,944
Other revenue	4,405	2,930	7,047
Total revenue	$1,023,285	$933,505	$780,209

22.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2015, we had commitments of $714,000 for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2015, we had committed $70.6 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2015, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases		Ground Leases
	Paid by		Paid by
	Realty Income	(1)	Our Tenants	(2)	Total
2016	$1.5		$13.3		$14.8
2017	1.5		13.3		14.8
2018	1.6		13.3		14.9
2019	1.4		13.2		14.6
2020	1.4		13.0		14.4
Thereafter	23.3		119.0		142.3
Total	$30.7		$185.1		$215.8

(1)              Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)              Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

23.                    Subsequent Events

In January 2016 and February 2016, we declared the following dividends, which will be paid in February 2016 and March 2016, respectively:

•                  $0.1985 per share to our common stockholders and

•                  $0.138021 per share to our Class F preferred stockholders.

During January and February of 2016, we repaid five mortgages in full for $129.6 million.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	(2)

2015 (1)
Total revenue	$246,867	$253,860	$258,889	$263,668	$1,023,285
Depreciation and amortization expense	98,037	101,101	104,338	105,739	409,215
Interest expense	58,468	58,680	63,950	51,982	233,079
Other expenses	29,999	31,404	29,012	27,962	118,379
Income from continuing operations	67,581	66,350	67,813	83,111	284,855
Income from discontinued operations	-	-	-	-	-
Net income	67,581	66,350	67,813	83,111	284,855
Net income available to common stockholders	60,494	59,317	60,705	76,171	256,686
Net income per common share
Basic	0.27	0.26	0.26	0.31	1.09
Diluted	0.27	0.25	0.26	0.31	1.09
Dividends paid per common share	0.5614167	0.5685000	0.5700000	0.5715000	2.2714167

2014 (1)
Total revenue	$221,572	$228,646	$235,713	$247,573	$933,505
Depreciation and amortization expense	89,970	92,894	95,260	96,537	374,661
Interest expense	51,720	52,712	52,814	59,120	216,366
Other expenses	26,237	22,783	24,987	38,536	112,543
Income from continuing operations	54,916	62,221	73,627	78,374	269,140
Income from discontinued operations	3,077	20	-	(297)	2,800
Net income	57,993	62,241	73,627	78,077	271,940
Net income available to common stockholders	47,179	51,420	57,941	71,018	227,558
Net income per common share
Basic	0.23	0.23	0.26	0.32	1.04
Diluted	0.23	0.23	0.26	0.32	1.04
Dividends paid per common share	0.5614167	0.5685000	0.5700000	0.5715000	2.1916254

(1)    The consolidated quarterly financial data includes revenues and expenses from our continuing and discontinued operations.  The results of operations related to certain properties, classified as held for sale or disposed of, have been reclassified to income from discontinued operations.  Additionally, tenant reimbursements have been reported as a component of total revenue and reimbursable property expense have been reported as a component of total expenses.  Therefore, some of the information may not agree to our previously filed 10-Qs.

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

As of and for the year ended December 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 11, 2016 by,

John P. Case, Chief Executive Officer

Paul M. Meurer, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.  As of December 31, 2015, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:                         Other Information

None.

PART III

Item 10:                           Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 17, 2016.

Item 11:                           Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:                           Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                           Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                           Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.                            Financial Statements (see Item 8)

a.                           Reports of Independent Registered Public Accounting Firm

b.                          Consolidated Balance Sheets,

December 31, 2015 and 2014

c.                           Consolidated Statements of Income,

Years ended December 31, 2015, 2014 and 2013

d.                          Consolidated Statements of Equity,

Years ended December 31, 2015, 2014 and 2013

e.                           Consolidated Statements of Cash Flows,

Years ended December 31, 2015, 2014 and 2013

f.                             Notes to Consolidated Financial Statements

g.                          Consolidated Quarterly Financial Data,

(unaudited) for 2015 and 2014

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

June 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated June 16, 2015 (filed as exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2015 and incorporated herein by reference)

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

10.26	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).

10.27

Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.28	Credit Agreement dated June 30, 2015 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on July 2, 2015 and incorporated herein by reference).

10.29

Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on July 30, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.30*	Form of Restricted Stock Agreement.

10.31*	Form of Restricted Stock Unit Award Agreement.

10.32*	Form of Second Amendment to Employment Agreement.

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 11, 2016.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files

*101

The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/JOHN P. CASE	Date: February 11, 2016
John P. Case
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 11, 2016
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 11, 2016
Kathleen R. Allen, Ph.D.
Director

By:	/s/JOHN P. CASE	Date: February 11, 2016
John P. Case
Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/A. LARRY CHAPMAN	Date: February 11, 2016
A. Larry Chapman
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 11, 2016
Priya Cherian Huskins
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 11, 2016
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 11, 2016
Ronald L. Merriman
Director

By:	/s/STEPHEN E. STERRETT	Date: February 11, 2016
Stephen E. Sterrett
Director

By:	/s/PAUL M. MEURER	Date: February 11, 2016
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 11, 2016
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aerospace
Batesville	MS	5,883,101	2,160,849	17,219,291	None	None	2,160,849	17,219,291	19,380,140	2,324,604		8/9/2012	300
Ellisville	MS		4,140,000	20,930,630	6,981	None	4,140,000	20,937,611	25,077,611	1,520,748		6/27/2013	420
Columbus	OH	14,867,871	-	19,637,318	None	None	-	19,637,318	19,637,318	1,426,043		6/19/2013	420
DFW Airport	TX		-	37,503,886	13,600	None	-	37,517,486	37,517,486	6,815,143		6/20/2011	300
Lufkin	TX		589,925	15,492,255	None	None	589,925	15,492,255	16,082,180	1,309,464		1/22/2013	420

Apparel
Mesa	AZ		619,035	867,013	6,484	None	619,035	873,497	1,492,532	591,485		2/11/1999	300
El Cajon	CA		6,930,000	12,518,083	89,660	None	6,930,000	12,607,743	19,537,743	775,497		6/19/2014	300
Elk Grove	CA		804,327	2,668,492	24,266	None	804,327	2,692,758	3,497,085	355,665		9/18/2012	300
Elk Grove	CA		3,250,000	16,776,852	None	None	3,250,000	16,776,852	20,026,852	1,034,573		6/2/2014	300
Folsom	CA		2,370,000	11,342,375	None	None	2,370,000	11,342,375	13,712,375	623,831		8/19/2014	300
Hanford	CA		562,812	3,468,215	None	None	562,812	3,468,215	4,031,027	456,648		9/18/2012	300
Lodi	CA		3,153,559	2,661,260	None	None	3,153,559	2,661,260	5,814,819	350,399		9/18/2012	300
Manteca	CA		1,565,672	4,440,141	None	None	1,565,672	4,440,141	6,005,813	570,619		9/18/2012	300
Moreno Valley	CA		1,654,486	3,305,084	197,969	None	1,654,486	3,503,053	5,157,539	482,187		9/18/2012	300
Redlands	CA		3,006,680	2,242,430	275,278	None	3,006,680	2,517,708	5,524,388	360,230		9/18/2012	300
Sacramento	CA		3,446,351	4,460,201	None	None	3,446,351	4,460,201	7,906,552	587,260		9/18/2012	300
South Lake Tahoe	CA		3,110,000	3,176,091	9,750	None	3,110,000	3,185,841	6,295,841	665,992		10/22/2010	300
Sun Valley	CA		4,631,964	4,710,912	None	None	4,631,964	4,710,912	9,342,876	620,270		9/18/2012	300
Vacaville	CA		1,299,816	3,375,574	183,515	None	1,299,816	3,559,089	4,858,905	488,035		9/18/2012	300
Danbury	CT		1,096,861	6,217,688	399,236	56	1,096,861	6,616,980	7,713,841	4,660,391		9/30/1997	300
Manchester	CT		771,660	3,653,539	1,661	161	771,660	3,655,361	4,427,021	2,601,207		3/26/1998	300
Manchester	CT		1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	4,213,133		3/26/1998	300
Deerfield Beach	FL		3,160,000	4,832,848	6,603	None	3,160,000	4,839,451	7,999,451	1,011,839		10/22/2010	300
Cumming	GA	4,675,000	2,100,000	6,472,785	None	None	2,100,000	6,472,785	8,572,785	442,307		4/1/2014	300
Collinsville	IL	3,570,500	675,724	7,021,479	None	None	675,724	7,021,479	7,697,203	830,875		1/22/2013	300
Georgetown	KY	5,679,500	1,922,820	10,448,325	None	None	1,922,820	10,448,325	12,371,145	1,236,385		1/22/2013	300
Missoula	MT		163,100	362,249	28,843	16,199	163,100	407,291	570,391	380,088		10/30/1987	300
Staten Island	NY		4,202,093	3,385,021	230,776	None	4,202,093	3,615,797	7,817,890	2,451,874		3/26/1998	300
Bend	OR		4,060,000	13,198,790	None	None	4,060,000	13,198,790	17,258,790	1,033,905		1/31/2014	300
Clarksville	TN		3,992,886	-	None	None	3,992,886	-	3,992,886	-		7/5/2013	300
Dallas	TX		1,210,000	2,675,265	284,527	None	1,210,000	2,959,792	4,169,792	562,636		10/22/2010	300
The Colony	TX		2,580,000	2,214,133	275,999	107	2,580,000	2,490,239	5,070,239	474,205		10/22/2010	300

Automotive collision services
Colorado Springs	CO		1,085,560	2,137,425	None	None	1,085,560	2,137,425	3,222,985	334,784		1/5/2012	300
Denver	CO		480,348	2,127,792	None	None	480,348	2,127,792	2,608,140	307,078	6/8/2012	9/30/2011	300
Highlands Ranch	CO		583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	1,001,081	7/10/2007	8/11/2003	300
Littleton	CO		601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	868,747	2/2/2006	11/12/2004	300
Parker	CO		868,768	2,653,745	None	None	868,768	2,653,745	3,522,513	1,066,255	9/7/2012	7/3/2003	300
Thornton	CO		693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	835,699	10/5/2004	10/15/2003	300
Fort Myers	FL		990,000	1,877,069	None	None	990,000	1,877,069	2,867,069	3,128		12/29/2015	300
Fort Myers	FL		540,000	1,082,897	None	None	540,000	1,082,897	1,622,897	1,805		12/29/2015	300
Naples	FL		1,560,000	1,041,531	None	None	1,560,000	1,041,531	2,601,531	1,736		12/29/2015	300
Cumming	GA		661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	891,251	9/18/2003	12/31/2002	300
Douglasville	GA		679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	952,334	8/11/2003	12/30/2002	300
Lilburn	GA		1,150,000	1,670,724	None	None	1,150,000	1,670,724	2,820,724	153,177	7/29/2013	2/20/2013	300
Macon	GA		1,400,000	1,317,435	None	None	1,400,000	1,317,435	2,717,435	188,808	5/11/2012	1/10/2012	300
Morrow	GA		725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	913,860	7/7/2003	8/30/2002	300
Peachtree City	GA		1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	358,121	12/16/2002	9/19/2002	300
Roswell	GA		1,825,000	1,934,495	None	None	1,825,000	1,934,495	3,759,495	308,268	12/22/2011	8/10/2011	300
Warner Robins	GA		1,250,000	1,012,258	None	None	1,250,000	1,012,258	2,262,258	158,263	1/11/2012	9/1/2011	300
Maryville	IL		320,000	882,122	None	None	320,000	882,122	1,202,122	69,075		1/10/2014	300
Naperville	IL		1,090,000	1,596,107	None	None	1,090,000	1,596,107	2,686,107	130,349		12/23/2013	300
Oak Lawn	IL		180,000	1,021,449	None	None	180,000	1,021,449	1,201,449	46,495		11/13/2013	300
Oak Lawn	IL		370,000	1,137,165	None	None	370,000	1,137,165	1,507,165	91,192		12/23/2013	300
Orland Park	IL		120,000	1,015,358	None	None	120,000	1,015,358	1,135,358	82,921		12/23/2013	300
South Holland	IL		80,000	1,548,690	None	None	80,000	1,548,690	1,628,690	126,476		12/23/2013	300
Cedar Lake	IN		300,000	1,037,278	None	None	300,000	1,037,278	1,337,278	39,762		1/7/2015	300
Gary	IN		100,000	1,875,652	None	None	100,000	1,875,652	1,975,652	71,900		1/7/2015	300
Hammond	IN		230,000	1,217,329	None	None	230,000	1,217,329	1,447,329	46,664		1/7/2015	300
Highland	IN		390,000	910,537	None	None	390,000	910,537	1,300,537	34,904		1/7/2015	300
Ann Arbor	MI		680,000	1,433,382	None	None	680,000	1,433,382	2,113,382	59,724		12/18/2014	300
Clawson	MI		220,000	517,432	None	None	220,000	517,432	737,432	21,560		12/18/2014	300
Clinton Township	MI		480,000	3,578,405	None	None	480,000	3,578,405	4,058,405	113,316		3/31/2015	300
Livonia	MI		317,728	1,035,971	None	None	317,728	1,035,971	1,353,699	43,165		12/18/2014	300
Novi	MI		530,000	2,092,323	None	None	530,000	2,092,323	2,622,323	66,257		3/31/2015	300
Rochester Hills	MI		280,000	1,179,451	None	None	280,000	1,179,451	1,459,451	37,349		3/31/2015	300
Sterling Heights	MI		580,000	1,836,257	None	None	580,000	1,836,257	2,416,257	3,060		12/29/2015	300
Warren	MI		300,000	746,229	None	None	300,000	746,229	1,046,229	23,631		3/31/2015	300
Washington	MI		240,000	474,241	None	None	240,000	474,241	714,241	19,760		12/18/2014	300
Wayne	MI		190,000	1,009,116	None	None	190,000	1,009,116	1,199,116	42,047		12/18/2014	300
Woodhaven	MI		170,000	1,148,368	None	None	170,000	1,148,368	1,318,368	47,849		12/18/2014	300
Ham Lake	MN		192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	853,052	7/1/2004	10/31/2003	300
Stillwater	MN		656,250	1,218,901	187,158	None	656,250	1,406,059	2,062,309	183,914		11/16/2012	300
Olive Branch	MS		350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	353,963	6/29/2011	11/2/2010	300
Cary	NC		610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	574,510		5/25/2006	300
Durham	NC		680,969	1,323,140	None	None	680,969	1,323,140	2,004,109	509,409		5/25/2006	300
Wilmington	NC		378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	480,415	7/15/2005	12/21/2004	300
Las Vegas	NV		720,000	2,710,000	None	None	720,000	2,710,000	3,430,000	146,633		10/22/2013	300
Bartlett	TN		648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	866,212	8/3/2004	10/27/2003	300
Nashville	TN		1,830,000	2,634,982	None	None	1,830,000	2,634,982	4,464,982	85,510	In-progress	9/3/2014	300
Riverton	UT		1,100,000	1,576,390	None	None	1,100,000	1,576,390	2,676,390	176,063	1/18/2013	7/26/2012	300
Salt Lake City	UT		2,900,000	1,598,391	None	None	2,900,000	1,598,391	4,498,391	243,316	2/17/2012	10/11/2011	300

Automotive parts
Birmingham	AL		355,823	660,814	None	None	355,823	660,814	1,016,637	80,399		12/7/2012	300
Flomaton	AL		90,000	808,163	None	None	90,000	808,163	898,163	84,857		5/1/2013	300
Harvest	AL		744,737	1,537,832	None	None	744,737	1,537,832	2,282,569	181,977		1/22/2013	300
Millbrook	AL		108,000	518,741	174,419	None	108,000	693,160	801,160	401,038	12/10/1998	1/21/1999	300
Montgomery	AL		254,465	502,350	10,819	84	254,465	513,253	767,718	360,088		6/30/1998	300
Cabot	AR		267,787	595,578	None	None	267,787	595,578	863,365	44,668		2/25/2014	300
San Luis	AZ		287,508	694,650	None	None	287,508	694,650	982,158	63,676		9/26/2013	300
Tucson	AZ		194,250	431,434	None	None	194,250	431,434	625,684	431,434		10/30/1987	300
Grass Valley	CA		325,000	384,955	None	None	325,000	384,955	709,955	384,955		5/20/1988	300
Sacramento	CA		210,000	466,419	None	None	210,000	466,419	676,419	466,419		11/25/1987	300
Denver	CO		141,400	314,056	None	82	141,400	314,138	455,538	314,124		11/18/1987	300
Denver	CO		315,000	699,623	None	161	315,000	699,784	1,014,784	699,753		5/16/1988	300
Littleton	CO		252,925	561,758	None	53	252,925	561,811	814,736	561,809		2/12/1988	300
Smyrna	DE		232,273	472,855	15,774	None	232,273	488,629	720,902	333,818		8/7/1998	300
Apopka	FL		820,000	1,115,761	None	None	820,000	1,115,761	1,935,761	113,436		6/21/2013	300
Deerfield Beach	FL		475,000	871,738	2,420	None	475,000	874,158	1,349,158	585,644		1/29/1999	300
Kissimmee	FL		1,000,000	1,169,792	None	None	1,000,000	1,169,792	2,169,792	118,929		6/21/2013	300
Kissimmee	FL		580,290	1,290,608	None	None	580,290	1,290,608	1,870,898	70,983		8/14/2014	300
Merritt Island	FL		309,652	482,459	38,694	21,831	309,652	542,984	852,636	394,070		11/26/1996	300
Atlanta	GA		652,551	763,360	27,163	45,249	652,551	835,772	1,488,323	542,934		12/18/1998	300
Byron	GA		359,612	868,859	None	None	359,612	868,859	1,228,471	82,542		8/5/2013	300
Council Bluffs	IA		194,355	431,668	None	None	194,355	431,668	626,023	431,668		5/19/1988	300
Des Moines	IA		441,273	981,424	None	None	441,273	981,424	1,422,697	80,150		12/6/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Boise	ID		158,400	351,812	None	5,428	158,400	357,240	515,640	357,240		5/6/1988	300
Moscow	ID		117,250	260,417	None	None	117,250	260,417	377,667	260,417		9/14/1987	300
Chicago	IL		760,000	1,483,800	4,850	None	760,000	1,488,650	2,248,650	62,280		12/18/2014	300
Chicago	IL		270,000	1,639,501	56,000	None	270,000	1,695,501	1,965,501	70,296		12/18/2014	300
Chicago	IL		490,000	1,533,006	3,425	None	490,000	1,536,431	2,026,431	64,339		12/18/2014	300
Joliet	IL	1,309,100	723,567	2,571,856	None	None	723,567	2,571,856	3,295,423	304,336		1/22/2013	300
Brazil	IN		183,952	453,831	26,716	None	183,952	480,547	664,499	314,083		3/31/1999	300
Chesterton	IN		293,382	708,842	None	None	293,382	708,842	1,002,224	64,977		9/27/2013	300
Griffith	IN		343,778	830,602	None	None	343,778	830,602	1,174,380	76,139		9/27/2013	300
Indianapolis	IN		243,422	541,389	16,435	None	243,422	557,824	801,246	35,611		6/6/2014	300
Muncie	IN		148,901	645,660	238,611	28,327	148,901	912,598	1,061,499	632,835		11/26/1996	300
Plainfield	IN		453,645	908,485	42,619	47,025	453,645	998,129	1,451,774	679,829		1/30/1998	300
Princeton	IN		134,209	560,113	11,238	None	134,209	571,351	705,560	377,150		3/31/1999	300
Vincennes	IN		185,312	489,779	25,863	None	185,312	515,642	700,954	334,916		3/31/1999	300
Kansas City	KS		222,000	455,881	18,738	None	222,000	474,619	696,619	470,889		5/16/1988	300
Harrodsburg	KY		262,048	1,029,125	None	None	262,048	1,029,125	1,291,173	80,615		1/3/2014	300
Lawrenceburg	KY		272,228	1,069,102	None	None	272,228	1,069,102	1,341,330	80,183		2/14/2014	300
Lexington	KY		475,041	1,056,527	None	None	475,041	1,056,527	1,531,568	22,891	4/11/2014	6/30/2015	300
Scottsville	KY		503,473	1,039,640	None	None	503,473	1,039,640	1,543,113	123,024		1/22/2013	300
Stanford	KY		293,686	1,153,374	None	None	293,686	1,153,374	1,447,060	74,969		5/7/2014	300
Kaplan	LA		232,224	911,999	None	None	232,224	911,999	1,144,223	68,400		2/14/2014	300
Lafayette	LA		740,444	1,528,968	None	None	740,444	1,528,968	2,269,412	180,928		1/22/2013	300
Lafayette	LA		462,043	1,027,618	None	None	462,043	1,027,618	1,489,661	73,646		3/31/2014	300
Slidell	LA		629,335	1,299,536	None	None	629,335	1,299,536	1,928,871	153,778		1/22/2013	300
Sulphur	LA		290,047	700,785	3,835	None	290,047	704,620	994,667	67,302		8/1/2013	300
West Monroe	LA		462,715	1,394,603	None	None	462,715	1,394,603	1,857,318	165,028		1/22/2013	300
Alma	MI		155,000	600,282	13,902	None	155,000	614,184	769,184	405,185	4/29/1999	2/10/1999	300
Alma	MI		187,704	737,155	None	None	187,704	737,155	924,859	11,057		8/21/2015	300
Detroit	MI		496,691	1,104,676	None	None	496,691	1,104,676	1,601,367	82,851		2/6/2014	300
Flushing	MI		367,724	817,846	None	None	367,724	817,846	1,185,570	53,160		5/14/2014	300
Lansing	MI		265,000	574,931	132,237	94	265,000	707,262	972,262	468,663	4/30/1999	12/3/1998	300
Rockford	MI		870,632	1,726,400	None	None	870,632	1,726,400	2,597,032	204,291		1/22/2013	300
Roseville	MI		558,997	1,810,289	None	None	558,997	1,810,289	2,369,286	214,218		1/22/2013	300
Saginaw	MI		948,826	1,959,264	None	None	948,826	1,959,264	2,908,090	231,846		1/22/2013	300
Saginaw	MI		859,956	1,775,753	None	None	859,956	1,775,753	2,635,709	210,131		1/22/2013	300
St. Johns	MI		201,681	792,050	None	None	201,681	792,050	993,731	11,881		8/21/2015	300
Sturgis	MI		109,558	550,274	10,272	94	109,558	560,640	670,198	379,558		12/30/1998	300
Waterford	MI		995,991	2,056,657	53,469	None	995,991	2,110,126	3,106,117	244,335		1/22/2013	300
St. Peters	MO		469,776	1,044,816	None	None	469,776	1,044,816	1,514,592	67,913		5/6/2014	300
Batesville	MS		190,124	485,670	None	173	190,124	485,843	675,967	339,320		7/27/1998	300
Crystal Springs	MS		514,234	1,061,859	None	None	514,234	1,061,859	1,576,093	125,653		1/22/2013	300
Horn Lake	MS		142,702	514,779	3,945	None	142,702	518,724	661,426	362,442		6/30/1998	300
Richland	MS		243,565	558,645	10,302	None	243,565	568,947	812,512	363,501		12/21/1999	300
Vicksburg	MS		631,900	1,304,832	None	None	631,900	1,304,832	1,936,732	154,405		1/22/2013	300
Harrisburg	NC		680,000	813,119	None	None	680,000	813,119	1,493,119	82,667		6/21/2013	300
Omaha	NE		196,000	435,321	None	32	196,000	435,353	631,353	435,344		5/26/1988	300
Omaha	NE		199,100	412,042	None	32	199,100	412,074	611,174	412,064		5/27/1988	300
Artesia	NM		400,000	807,227	None	None	400,000	807,227	1,207,227	82,068		6/21/2013	300
Las Cruces	NM		370,000	1,010,676	None	None	370,000	1,010,676	1,380,676	102,752		6/21/2013	300
Rio Rancho	NM		211,577	469,923	None	None	211,577	469,923	681,500	469,923		2/26/1988	300
Santa Fe	NM		550,775	1,224,964	None	None	550,775	1,224,964	1,775,739	108,205		10/11/2013	300
Fernley	NV		300,000	1,027,155	None	None	300,000	1,027,155	1,327,155	104,427		6/21/2013	300
Las Vegas	NV		161,000	357,585	260,000	None	161,000	617,585	778,585	556,919		10/29/1987	300
Dunkirk	NY	776,933	631,375	1,303,749	None	None	631,375	1,303,749	1,935,124	154,277		1/22/2013	300
Akron	OH		264,619	588,531	None	None	264,619	588,531	853,150	12,752		6/9/2015	300
Canton	OH		396,560	597,553	None	25,452	396,560	623,005	1,019,565	424,066		8/14/1998	300
Centerville	OH		601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	548,406		6/30/1998	300
Delaware	OH		240,000	705,447	None	None	240,000	705,447	945,447	10,582		8/14/2015	300
Hamilton	OH		183,000	515,727	6,508	None	183,000	522,235	705,235	347,952	4/7/1999	12/3/1998	300
Middlefield	OH		258,980	1,017,075	None	None	258,980	1,017,075	1,276,055	62,720		6/30/2014	300
Oberlin	OH		212,325	1,026,562	None	None	212,325	1,026,562	1,238,887	87,258		11/7/2013	300
Toledo	OH		130,000	1,562,052	None	None	130,000	1,562,052	1,692,052	169,222		4/12/2013	300
Toledo	OH		140,000	1,059,979	None	None	140,000	1,059,979	1,199,979	114,831		4/12/2013	300
Waverly	OH		176,895	694,710	None	None	176,895	694,710	871,605	10,421		8/19/2015	300
Del City	OK		634,664	1,178,662	None	None	634,664	1,178,662	1,813,326	143,404		12/7/2012	300
Oklahoma City	OK		602,052	1,118,096	None	None	602,052	1,118,096	1,720,148	124,854		3/1/2013	300
Albany	OR		152,250	338,153	None	58	152,250	338,211	490,461	338,182		8/24/1987	300
Beaverton	OR		210,000	466,419	None	58	210,000	466,477	676,477	466,447		8/26/1987	300
Portland	OR		190,750	423,664	None	58	190,750	423,722	614,472	423,692		8/12/1987	300
Portland	OR		147,000	326,493	None	58	147,000	326,551	473,551	326,521		8/26/1987	300
Salem	OR		136,500	303,170	None	58	136,500	303,228	439,728	303,198		8/20/1987	300
Butler	PA		339,929	633,078	47,758	None	339,929	680,836	1,020,765	461,870		8/7/1998	300
Dover	PA		265,112	593,341	3,962	None	265,112	597,303	862,415	416,338		6/30/1998	300
Enola	PA		220,228	546,026	11,416	172	220,228	557,614	777,842	379,766		11/10/1998	300
Hanover	PA		132,500	719,511	9,982	None	132,500	729,493	861,993	474,226	7/26/1999	5/13/1999	300
Harrisburg	PA		327,781	608,291	10,681	172	327,781	619,144	946,925	430,469		6/30/1998	300
Harrisburg	PA		283,417	352,473	3,100	172	283,417	355,745	639,162	245,118		9/30/1998	300
Lancaster	PA		199,899	774,838	27,235	None	199,899	802,073	1,001,972	556,726		8/14/1998	300
Lebanon	PA		360,751	802,338	10,935	None	360,751	813,273	1,174,024	36,219		11/21/2014	300
New Castle	PA		180,009	525,774	91,802	None	180,009	617,576	797,585	410,125		6/30/1998	300
Reading	PA		379,000	658,722	40,054	None	379,000	698,776	1,077,776	449,470	6/9/1999	12/4/1998	300
Guayama	PR	988,000	874,937	1,806,689	None	None	874,937	1,806,689	2,681,626	213,792		1/22/2013	300
Humacao	PR	1,506,700	1,161,891	2,399,229	None	None	1,161,891	2,399,229	3,561,120	283,909		1/22/2013	300
Ponce	PR	1,803,100	1,321,292	2,728,382	None	None	1,321,292	2,728,382	4,049,674	322,859		1/22/2013	300
San Juan	PR	1,506,700	1,158,525	2,392,278	None	None	1,158,525	2,392,278	3,550,803	283,086		1/22/2013	300
Chester	SC		132,006	518,420	None	None	132,006	518,420	650,426	31,969		6/30/2014	300
Columbia	SC		474,027	1,427,348	None	None	474,027	1,427,348	1,901,375	168,903		1/22/2013	300
York	SC		198,409	779,197	None	None	198,409	779,197	977,606	48,051		6/30/2014	300
Arlington	TN		381,083	707,726	None	None	381,083	707,726	1,088,809	86,107		12/7/2012	300
Columbia	TN		273,120	431,716	None	None	273,120	431,716	704,836	285,651		6/30/1999	300
Decatur	TN		180,000	880,938	None	None	180,000	880,938	1,060,938	54,325		6/30/2014	300
Channelview	TX		483,804	1,168,921	None	None	483,804	1,168,921	1,652,725	111,048		8/14/2013	300
Dallas	TX		562,612	1,251,290	None	None	562,612	1,251,290	1,813,902	72,992		7/18/2014	300
Denton	TX		368,635	1,047,327	None	None	368,635	1,047,327	1,415,962	89,023		11/15/2013	300
Edinburg	TX		320,000	963,916	None	None	320,000	963,916	1,283,916	97,998		6/21/2013	300
Grand Prairie	TX		574,574	1,277,896	None	None	574,574	1,277,896	1,852,470	66,025		9/5/2014	300
Hallettsville	TX		237,572	932,999	None	None	237,572	932,999	1,170,571	82,415		10/11/2013	300
Katy	TX		558,684	1,242,555	None	None	558,684	1,242,555	1,801,239	76,624		6/30/2014	300
Laredo	TX		807,044	1,498,795	None	None	807,044	1,498,795	2,305,839	182,353		12/7/2012	300
Richmond	TX		441,254	1,253,642	None	None	441,254	1,253,642	1,694,896	110,738		10/24/2013	300
Roma	TX		200,000	1,004,538	None	None	200,000	1,004,538	1,204,538	102,128		6/21/2013	300
San Benito	TX		449,015	998,643	None	None	449,015	998,643	1,447,658	88,213		10/11/2013	300
Richmond	VA		366,287	814,648	None	None	366,287	814,648	1,180,935	17,651		6/25/2015	300
Bellevue	WA		185,500	411,997	None	107	185,500	412,104	597,604	412,090		8/6/1987	300
Bellingham	WA		168,000	373,133	None	107	168,000	373,240	541,240	373,226		8/20/1987	300
East Wenatchee	WA		148,400	329,602	None	107	148,400	329,709	478,109	329,695		8/25/1987	300
Kenmore	WA		199,500	443,098	None	107	199,500	443,205	642,705	443,191		8/20/1987	300
Kent	WA		199,500	443,091	None	107	199,500	443,198	642,698	443,184		8/6/1987	300
Moses Lake	WA		138,600	307,831	None	107	138,600	307,938	446,538	307,924		8/12/1987	300
Renton	WA		185,500	412,003	None	107	185,500	412,110	597,610	412,096		9/15/1987	300
Seattle	WA		162,400	360,697	None	107	162,400	360,804	523,204	360,790		8/20/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Silverdale	WA		183,808	419,777	None	107	183,808	419,884	603,692	419,870		9/16/1987	300
Tacoma	WA		191,800	425,996	None	107	191,800	426,103	617,903	426,089		8/18/1987	300
Tacoma	WA		196,000	435,324	None	107	196,000	435,431	631,431	435,417		10/15/1987	300
Vancouver	WA		180,250	400,343	None	58	180,250	400,401	580,651	400,371		8/20/1987	300
Vancouver	WA		168,000	373,135	None	58	168,000	373,193	541,193	373,164		5/23/1988	300
Viroqua	WI		130,000	751,418	None	None	130,000	751,418	881,418	78,899		5/1/2013	300
Wausau	WI		505,955	1,154,268	None	None	505,955	1,154,268	1,660,223	1,924		12/23/2015	300

Automotive service
Flagstaff	AZ		144,821	417,485	8,150	36	144,821	425,671	570,492	295,623	4/11/2002	8/29/1997	300
Mesa	AZ		210,620	475,072	None	None	210,620	475,072	685,692	258,910		5/14/2002	300
Phoenix	AZ		189,341	546,984	None	None	189,341	546,984	736,325	298,106		5/14/2002	300
Phoenix	AZ		384,608	279,824	None	None	384,608	279,824	664,432	152,502		5/14/2002	300
Sierra Vista	AZ		175,114	345,508	None	None	175,114	345,508	520,622	188,300		5/14/2002	300
Tucson	AZ		226,596	437,972	None	None	226,596	437,972	664,568	238,693		5/14/2002	300
Tucson	AZ		287,369	533,684	None	None	287,369	533,684	821,053	123,637		3/25/2010	300
Bakersfield	CA		65,165	206,927	None	None	65,165	206,927	272,092	112,773		5/14/2002	300
Chula Vista	CA		313,293	409,654	None	45	313,293	409,699	722,992	321,579	5/1/1996	1/19/1996	300
Dublin	CA		415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	628,889		5/14/2002	300
Folsom	CA		471,813	325,610	None	None	471,813	325,610	797,423	177,455		5/14/2002	300
Indio	CA		264,956	265,509	None	None	264,956	265,509	530,465	144,700		5/14/2002	300
Los Angeles	CA		580,446	158,876	None	None	580,446	158,876	739,322	86,585		5/14/2002	300
Oxnard	CA		186,980	198,236	None	None	186,980	198,236	385,216	108,037		5/14/2002	300
Simi Valley	CA		213,920	161,012	None	None	213,920	161,012	374,932	87,750		5/14/2002	300
Stockton	CA		1,395,822	2,882,282	None	None	1,395,822	2,882,282	4,278,104	341,070		1/22/2013	300
Vacaville	CA		358,067	284,931	None	None	358,067	284,931	642,998	155,285		5/14/2002	300
Aurora	CO		231,314	430,495	None	115	231,314	430,610	661,924	142,896		9/4/2007	300
Broomfield	CO		154,930	503,626	None	2,564	154,930	506,190	661,120	392,009	8/22/1996	3/15/1996	300
Denver	CO		79,717	369,587	None	79	79,717	369,666	449,383	369,647		10/8/1985	300
Denver	CO		239,024	444,785	None	115	239,024	444,900	683,924	147,635		9/4/2007	300
Lakewood	CO		70,422	132,296	None	None	70,422	132,296	202,718	43,878		9/4/2007	300
Longmont	CO		87,385	163,169	None	115	87,385	163,284	250,669	54,232		9/4/2007	300
Thornton	CO		276,084	415,464	None	115	276,084	415,579	691,663	315,017	12/31/1996	10/31/1996	300
Hartford	CT		248,540	482,460	35,465	1,034	248,540	518,959	767,499	388,602		9/30/1996	300
Southington	CT		225,882	672,910	None	172	225,882	673,082	898,964	499,108		6/6/1997	300
Vernon	CT		81,529	300,518	None	None	81,529	300,518	382,047	162,781		6/27/2002	300
Jacksonville	FL		76,585	355,066	6,980	178	76,585	362,224	438,809	359,743		12/23/1985	300
Miami Gardens	FL		163,239	262,726	None	None	163,239	262,726	425,965	142,310		6/27/2002	300
Orange City	FL		99,613	139,008	None	None	99,613	139,008	238,621	75,757		5/14/2002	300
Atlanta	GA		309,474	574,737	None	None	309,474	574,737	884,211	133,147		3/25/2010	300
Bogart	GA		66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/1985	300
Duluth	GA		222,275	316,925	2,288	89	222,275	319,302	541,577	228,520	10/24/1997	6/20/1997	300
Duluth	GA		290,842	110,056	None	None	290,842	110,056	400,898	59,978		5/14/2002	300
Gainesville	GA		53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/1985	300
Kennesaw	GA		266,865	139,425	None	None	266,865	139,425	406,290	75,985		5/14/2002	300
Marietta	GA		60,900	293,461	67,871	84	60,900	361,416	422,316	326,431		12/26/1985	300
Marietta	GA		69,561	346,024	None	41	69,561	346,065	415,626	346,063		6/3/1986	300
Norcross	GA		244,124	151,831	None	None	244,124	151,831	395,955	82,746		5/14/2002	300
Norcross	GA		503,773	937,121	39,032	None	503,773	976,153	1,479,926	362,344		11/22/2006	300
Riverdale	GA		58,444	270,961	None	None	58,444	270,961	329,405	270,961		1/15/1986	300
Rome	GA		56,454	261,733	None	45	56,454	261,778	318,232	261,734		12/19/1985	300
Snellville	GA		253,316	132,124	None	None	253,316	132,124	385,440	72,006		5/14/2002	300
Tucker	GA		78,646	364,625	32,603	3,258	78,646	400,486	479,132	372,954		12/18/1985	300
Arlington Hts	IL		441,437	215,983	None	None	441,437	215,983	657,420	117,709		5/14/2002	300
Chicago	IL		329,076	255,294	None	None	329,076	255,294	584,370	139,133		5/14/2002	300
Westchester	IL		421,239	184,812	None	None	421,239	184,812	606,051	100,721		5/14/2002	300
Anderson	IN		232,170	385,661	None	179	232,170	385,840	618,010	278,462		12/19/1997	300
Indianapolis	IN		231,384	428,307	None	130	231,384	428,437	659,821	330,639		9/27/1996	300
Michigan City	IN		392,638	297,650	(3,065)	None	389,573	297,650	687,223	162,218		5/14/2002	300
Warsaw	IN		140,893	228,116	None	None	140,893	228,116	369,009	124,322		5/14/2002	300
Olathe	KS		217,995	367,055	None	21	217,995	367,076	585,071	273,471	4/22/1997	11/11/1996	300
Topeka	KS		32,022	60,368	None	None	32,022	60,368	92,390	20,022		9/4/2007	300
Wichita	KS		787,377	1,463,936	78,745	70,913	787,377	1,613,594	2,400,971	557,232		11/1/2006	300
Louisville	KY		56,054	259,881	None	12	56,054	259,893	315,947	259,884		12/17/1985	300
Newport	KY		323,511	289,017	54,307	115	323,511	343,439	666,950	234,157		9/17/1997	300
East Wareham	MA		149,680	278,669	None	None	149,680	278,669	428,349	151,872		5/14/2002	300
Fairhaven	MA		138,957	289,294	None	None	138,957	289,294	428,251	157,663		5/14/2002	300
Gardner	MA		138,990	289,361	None	None	138,990	289,361	428,351	157,699		5/14/2002	300
Hyannis	MA		180,653	458,522	None	None	180,653	458,522	639,175	248,366		6/27/2002	300
Lenox	MA		287,769	535,273	None	None	287,769	535,273	823,042	359,514		3/31/1999	300
Newburyport	MA		274,698	466,449	None	None	274,698	466,449	741,147	252,660		6/27/2002	300
North Reading	MA		180,546	351,161	None	None	180,546	351,161	531,707	191,380		5/14/2002	300
Orleans	MA		138,212	394,065	None	None	138,212	394,065	532,277	214,763		5/14/2002	300
Teaticket	MA		191,302	340,539	None	None	191,302	340,539	531,841	185,592		5/14/2002	300
Aberdeen	MD		223,617	225,605	None	None	223,617	225,605	449,222	122,203		6/27/2002	300
Bethesda	MD		282,717	525,928	None	None	282,717	525,928	808,645	174,433		9/4/2007	300
Capitol Heights	MD		547,173	219,979	(12,319)	None	534,854	219,979	754,833	119,885		5/14/2002	300
Clinton	MD		70,880	328,620	11,440	None	70,880	340,060	410,940	335,007		11/15/1985	300
Lexington Park	MD		111,396	335,288	(7,600)	None	103,796	335,288	439,084	182,728		5/14/2002	300
Kalamazoo	MI		391,745	296,975	(2,196)	None	389,549	296,975	686,524	161,850		5/14/2002	300
Portage	MI		402,409	286,441	(2,112)	None	400,297	286,441	686,738	156,108		5/14/2002	300
Southfield	MI		275,952	350,765	None	None	275,952	350,765	626,717	191,165		5/14/2002	300
Troy	MI		214,893	199,299	None	None	214,893	199,299	414,192	108,616		5/14/2002	300
Saint Cloud	MN		203,338	258,626	None	None	203,338	258,626	461,964	140,089		6/27/2002	300
Independence	MO		297,641	233,152	4,467	3,958	297,641	241,577	539,218	180,260		12/20/1996	300
Asheville	NC		441,746	242,565	None	None	441,746	242,565	684,311	132,196		5/14/2002	300
Asheville	NC		838,421	1,558,792	480	13,977	838,421	1,573,249	2,411,670	569,682		11/1/2006	300
Concord	NC		237,688	357,976	6,863	26	237,688	364,865	602,553	250,521		11/5/1997	300
Durham	NC		55,074	255,336	None	647	55,074	255,983	311,057	255,983		11/13/1985	300
Durham	NC		354,676	361,203	67,400	12	354,676	428,615	783,291	272,434	8/29/1997	3/31/1997	300
Fayetteville	NC		224,326	257,733	None	131	224,326	257,864	482,190	186,081		12/3/1997	300
Greensboro	NC		286,068	244,606	None	None	286,068	244,606	530,674	133,302		5/14/2002	300
Matthews	NC		295,580	338,472	17,484	13,514	295,580	369,470	665,050	257,073	8/28/1998	2/27/1998	300
Pineville	NC		254,460	355,630	None	23	254,460	355,653	610,113	260,171	8/28/1997	4/16/1997	300
Raleigh	NC		89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/1985	300
Raleigh	NC		398,694	263,621	None	None	398,694	263,621	662,315	191,969		10/1/1997	300
Salisbury	NC		235,614	150,592	None	None	235,614	150,592	386,206	82,071		5/14/2002	300
Fargo	ND		53,973	100,262	None	None	53,973	100,262	154,235	33,253		9/4/2007	300
Lincoln	NE		337,138	316,958	None	None	337,138	316,958	654,096	172,739		5/14/2002	300
Scottsbluff	NE		33,307	63,355	None	None	33,307	63,355	96,662	21,012		9/4/2007	300
Cherry Hill	NJ		463,808	862,240	None	None	463,808	862,240	1,326,048	285,976		9/4/2007	300
Edison	NJ		448,936	238,773	None	None	448,936	238,773	687,709	130,128		5/14/2002	300
Glassboro	NJ		182,013	312,480	None	None	182,013	312,480	494,493	169,260		6/27/2002	300
Hamilton Square	NJ		422,477	291,555	None	None	422,477	291,555	714,032	158,894		5/14/2002	300
Pleasantville	NJ		77,105	144,693	None	None	77,105	144,693	221,798	47,990		9/4/2007	300
Randolph	NJ		452,629	390,163	None	None	452,629	390,163	842,792	212,636		5/14/2002	300
Trenton	NJ		265,238	298,167	None	None	265,238	298,167	563,405	162,497		5/14/2002	300
West Deptford	NJ		212,788	320,283	None	None	212,788	320,283	533,071	174,551		5/14/2002	300
Westfield	NJ		705,337	288,720	None	None	705,337	288,720	994,057	157,348		5/14/2002	300
Albuquerque	NM		231,553	430,026	None	None	231,553	430,026	661,579	99,623		3/25/2010	300
Las Vegas	NV		326,879	359,101	None	None	326,879	359,101	685,980	195,708		5/14/2002	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Las Vegas	NV		316,441	369,768	None	None	316,441	369,768	686,209	201,522		5/14/2002	300
Las Vegas	NV		252,169	562,715	None	None	252,169	562,715	814,884	306,678		5/14/2002	300
Las Vegas	NV		1,940,015	3,624,877	None	None	1,940,015	3,624,877	5,564,892	428,944		1/22/2013	300
Sparks	NV		326,813	306,311	None	None	326,813	306,311	633,124	166,937		5/14/2002	300
Bethpage	NY		334,120	621,391	None	None	334,120	621,391	955,511	206,094		9/4/2007	300
Commack	NY		400,427	744,533	None	None	400,427	744,533	1,144,960	246,937		9/4/2007	300
East Amherst	NY		260,708	484,788	None	None	260,708	484,788	745,496	325,608		3/31/1999	300
East Syracuse	NY		250,609	466,264	None	None	250,609	466,264	716,873	313,163		3/31/1999	300
Freeport	NY		134,828	251,894	None	None	134,828	251,894	386,722	83,545		9/4/2007	300
Johnson City	NY		242,863	451,877	None	None	242,863	451,877	694,740	303,499		3/31/1999	300
Queens Village	NY		242,775	451,749	None	None	242,775	451,749	694,524	149,830		9/4/2007	300
Riverhead	NY		143,929	268,795	None	None	143,929	268,795	412,724	89,150		9/4/2007	300
Wellsville	NY		161,331	300,231	None	None	161,331	300,231	461,562	201,647		3/31/1999	300
West Amherst	NY		268,692	499,619	None	None	268,692	499,619	768,311	335,569		3/31/1999	300
Akron	OH		139,126	460,334	4,566	411	139,126	465,311	604,437	337,024		9/18/1997	300
Beavercreek	OH		205,000	492,538	None	None	205,000	492,538	697,538	370,224	2/13/1997	9/9/1996	300
Canal Winchester	OH		443,751	825,491	None	None	443,751	825,491	1,269,242	428,925	12/19/2002	8/21/2002	300
Centerville	OH		305,000	420,448	None	None	305,000	420,448	725,448	327,249	7/24/1996	6/28/1996	300
Cincinnati	OH		211,185	392,210	None	None	211,185	392,210	603,395	190,222		11/3/2003	300
Cincinnati	OH		305,556	244,662	None	None	305,556	244,662	550,218	110,505		9/17/2004	300
Cincinnati	OH		589,286	160,932	None	None	589,286	160,932	750,218	72,687		9/17/2004	300
Cincinnati	OH		159,375	265,842	None	None	159,375	265,842	425,217	120,072		9/17/2004	300
Cincinnati	OH		350,000	300,217	None	None	350,000	300,217	650,217	132,596		12/20/2004	300
Cleveland	OH		337,593	451,944	None	None	337,593	451,944	789,537	228,232		5/27/2003	300
Cleveland	OH		317,308	307,842	None	None	317,308	307,842	625,150	139,042		9/17/2004	300
Columbus	OH		71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/2/1985	300
Columbus	OH		75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/1985	300
Columbus	OH		432,110	386,553	None	None	432,110	386,553	818,663	195,208		5/27/2003	300
Columbus	OH		466,696	548,133	None	None	466,696	548,133	1,014,829	276,806		5/27/2003	300
Columbus	OH		337,679	272,484	None	None	337,679	272,484	610,163	123,072		9/17/2004	300
Columbus	OH		190,000	260,162	None	None	190,000	260,162	450,162	117,506		9/17/2004	300
Columbus	OH		371,429	278,734	None	None	371,429	278,734	650,163	125,894		9/17/2004	300
Cuyahoga Falls	OH		253,750	271,400	None	None	253,750	271,400	525,150	122,582		9/17/2004	300
Dayton	OH		70,000	324,538	None	None	70,000	324,538	394,538	324,538		10/31/1985	300
Dayton	OH		349,091	251,127	None	None	349,091	251,127	600,218	113,425		9/17/2004	300
Dublin	OH		437,887	428,046	None	None	437,887	428,046	865,933	216,162		5/27/2003	300
Fairfield	OH		323,408	235,024	44,232	3,330	323,408	282,586	605,994	193,399		9/17/1997	300
Fairlawn	OH		280,000	270,150	None	None	280,000	270,150	550,150	122,017		9/17/2004	300
Findlay	OH		283,515	397,004	None	114	283,515	397,118	680,633	286,614		12/24/1997	300
Hamilton	OH		252,608	413,279	None	None	252,608	413,279	665,887	306,512	3/31/1997	10/4/1996	300
Huber Heights	OH		282,000	449,381	None	None	282,000	449,381	731,381	340,780	12/3/1996	7/18/1996	300
Lima	OH		241,132	114,085	None	None	241,132	114,085	355,217	51,528		9/17/2004	300
Marion	OH		100,000	275,162	None	None	100,000	275,162	375,162	121,530		12/20/2004	300
Mason	OH		310,990	405,373	None	None	310,990	405,373	716,363	204,713		5/27/2003	300
Mount Vernon	OH		216,115	375,357	None	114	216,115	375,471	591,586	270,989		12/30/1997	300
Norwalk	OH		200,205	366,000	None	114	200,205	366,114	566,319	264,235		12/19/1997	300
Parma	OH		268,966	381,184	None	None	268,966	381,184	650,150	172,168		9/17/2004	300
Reynoldsburg	OH		267,750	497,371	None	None	267,750	497,371	765,121	224,646		9/15/2004	300
Reynoldsburg	OH		374,000	176,162	None	None	374,000	176,162	550,162	79,566		9/17/2004	300
Sandusky	OH		264,708	404,011	None	114	264,708	404,125	668,833	291,671		12/19/1997	300
Solon	OH		794,305	222,797	None	None	794,305	222,797	1,017,102	112,513		5/27/2003	300
Springboro	OH		191,911	522,902	None	None	191,911	522,902	714,813	392,889		3/7/1997	300
Springfield	OH		320,000	280,217	None	None	320,000	280,217	600,217	126,565		9/17/2004	300
Springfield	OH		189,091	136,127	None	None	189,091	136,127	325,218	61,483		9/17/2004	300
Stow	OH		310,000	415,150	None	None	310,000	415,150	725,150	187,509		9/17/2004	300
Toledo	OH		120,000	230,217	None	None	120,000	230,217	350,217	103,981		9/17/2004	300
Toledo	OH		250,000	175,217	None	None	250,000	175,217	425,217	79,140		9/17/2004	300
Toledo	OH		320,000	280,217	None	None	320,000	280,217	600,217	126,565		9/17/2004	300
Toledo	OH		250,000	530,217	None	None	250,000	530,217	780,217	239,481		9/17/2004	300
West Chester	OH		446,449	768,644	None	None	446,449	768,644	1,215,093	382,145	6/27/2003	3/11/2003	300
Willowick	OH		321,347	459,774	None	None	321,347	459,774	781,121	368,585		12/22/1995	300
Zanesville	OH		125,000	300,162	None	None	125,000	300,162	425,162	135,573		9/17/2004	300
Midwest City	OK		106,312	333,551	None	5	106,312	333,556	439,868	231,903	8/6/1998	8/8/1997	300
Tulsa	OK		133,648	249,702	None	None	133,648	249,702	383,350	82,818		9/4/2007	300
Portland	OR		251,499	345,952	None	58	251,499	346,010	597,509	183,382		9/26/2002	300
Salem	OR		337,711	253,855	None	58	337,711	253,913	591,624	138,377		5/14/2002	300
Bethel Park	PA		299,595	331,264	None	114	299,595	331,378	630,973	239,176		12/19/1997	300
Bethlehem	PA		275,328	389,067	None	172	275,328	389,239	664,567	280,927		12/19/1997	300
Bethlehem	PA		229,162	310,526	None	172	229,162	310,698	539,860	224,237		12/24/1997	300
Bridgeville	PA		275,000	375,150	None	None	275,000	375,150	650,150	169,442		9/17/2004	300
Coraopolis	PA		225,000	375,150	None	None	225,000	375,150	600,150	169,442		9/17/2004	300
Harrisburg	PA		131,529	220,317	(2,515)	None	129,014	220,317	349,331	120,069		5/14/2002	300
Monroeville	PA		275,000	250,150	None	None	275,000	250,150	525,150	112,984		9/17/2004	300
North Wales	PA		2,813,873	4,379,809	None	None	2,813,873	4,379,809	7,193,682	518,277		1/22/2013	300
Pittsburgh	PA		378,715	685,374	None	None	378,715	685,374	1,064,089	361,317	8/22/2002	1/17/2002	300
Pittsburgh	PA		219,938	408,466	None	None	219,938	408,466	628,404	198,106		11/3/2003	300
Pittsburgh	PA		175,000	300,150	None	None	175,000	300,150	475,150	135,567		9/17/2004	300
Pittsburgh	PA		243,750	406,400	None	None	243,750	406,400	650,150	183,557		9/17/2004	300
Pittsburgh	PA		208,333	416,817	None	None	208,333	416,817	625,150	188,262		9/17/2004	300
Pittsburgh	PA		121,429	303,721	None	None	121,429	303,721	425,150	137,180		9/17/2004	300
Warminster	PA		323,847	216,999	(3,929)	None	319,918	216,999	536,917	118,261		5/14/2002	300
Wexford	PA		284,375	240,775	None	None	284,375	240,775	525,150	108,750		9/17/2004	300
York	PA		249,436	347,424	None	172	249,436	347,596	597,032	250,869		12/30/1997	300
Charleston	SC		217,250	294,079	6,700	159	217,250	300,938	518,188	218,771	7/14/1997	3/13/1997	300
Columbia	SC		267,622	298,594	4,116	None	267,622	302,710	570,332	212,221	3/31/1998	11/5/1997	300
Greenville	SC		221,946	315,163	None	None	221,946	315,163	537,109	229,515	9/5/1997	3/31/1997	300
Lexington	SC		241,534	342,182	None	None	241,534	342,182	583,716	228,836		9/24/1998	300
North Charleston	SC		174,980	341,466	14,074	153	174,980	355,693	530,673	241,609	8/6/1998	3/12/1998	300
Sioux Falls	SD		48,833	91,572	None	None	48,833	91,572	140,405	30,371		9/4/2007	300
Antioch	TN		400,000	781,228	None	None	400,000	781,228	1,181,228	24,739		3/24/2015	300
Brentwood	TN		305,546	505,728	None	None	305,546	505,728	811,274	363,273	3/13/1998	5/28/1997	300
Columbia	TN		540,000	749,813	None	None	540,000	749,813	1,289,813	23,744		3/24/2015	300
Gallatin	TN		720,000	862,737	None	None	720,000	862,737	1,582,737	27,320		3/24/2015	300
Hendersonville	TN		175,764	327,096	None	None	175,764	327,096	502,860	169,545		1/21/2003	300
Hendersonville	TN		680,000	972,437	None	None	680,000	972,437	1,652,437	30,794		3/24/2015	300
Hermitage	TN		204,296	172,695	None	None	204,296	172,695	376,991	94,117		5/14/2002	300
Hermitage	TN		480,000	789,017	None	None	480,000	789,017	1,269,017	24,986		3/24/2015	300
Madison	TN		175,769	327,068	None	None	175,769	327,068	502,837	169,530		1/21/2003	300
Memphis	TN		108,094	217,079	None	None	108,094	217,079	325,173	118,305		5/14/2002	300
Memphis	TN		214,110	193,591	None	None	214,110	193,591	407,701	105,504		5/14/2002	300
Memphis	TN		215,017	216,794	None	None	215,017	216,794	431,811	117,430		6/27/2002	300
Mount Juliet	TN		540,000	929,909	None	None	540,000	929,909	1,469,909	29,447		3/24/2015	300
Murfreesboro	TN		150,411	215,528	None	None	150,411	215,528	365,939	117,461		5/14/2002	300
Murfreesboro	TN		563,164	814,275	None	None	563,164	814,275	1,377,439	25,785		3/24/2015	300
Murfreesboro	TN		550,000	851,709	None	None	550,000	851,709	1,401,709	26,971		3/24/2015	300
Nashville	TN		342,960	227,440	None	None	342,960	227,440	570,400	166,360		9/17/1997	300
Nashville	TN		600,000	752,612	None	None	600,000	752,612	1,352,612	23,833		3/24/2015	300
Nashville	TN		510,210	792,902	None	None	510,210	792,902	1,303,112	25,109		3/24/2015	300
Nashville	TN		568,793	822,413	None	None	568,793	822,413	1,391,206	26,043		3/24/2015	300
Smyrna	TN		560,000	874,142	None	None	560,000	874,142	1,434,142	27,681		3/24/2015	300
Carrollton	TX		174,284	98,623	None	None	174,284	98,623	272,907	53,748		5/14/2002	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Carrollton	TX		177,041	199,088	None	None	177,041	199,088	376,129	108,501		5/14/2002	300
Dallas	TX		234,604	325,951	12,719	15,373	234,604	354,043	588,647	263,023	8/9/1996	2/19/1996	300
Fort Worth	TX		83,530	111,960	None	None	83,530	111,960	195,490	61,017		5/14/2002	300
Houston	TX		285,000	369,697	None	234	285,000	369,931	654,931	269,406	8/8/1997	8/8/1997	300
Humble	TX		257,169	325,652	None	None	257,169	325,652	582,821	177,478		5/14/2002	300
Lake Jackson	TX		197,170	256,376	None	None	197,170	256,376	453,546	139,723		5/14/2002	300
Lewisville	TX		199,942	324,736	None	149	199,942	324,885	524,827	251,819	8/2/1996	2/14/1996	300
Lewisville	TX		130,238	207,683	None	None	130,238	207,683	337,921	112,495		6/27/2002	300
Waco	TX		232,105	431,053	None	None	232,105	431,053	663,158	99,861		3/25/2010	300
Wylie	TX		252,000	468,000	None	None	252,000	468,000	720,000	108,420		3/25/2010	300
American Fork	UT		849,848	2,561,827	None	None	849,848	2,561,827	3,411,675	234,834		9/26/2013	300
Layton	UT		390,000	1,575,711	None	None	390,000	1,575,711	1,965,711	65,655		12/16/2014	300
Park City	UT		780,000	1,082,808	None	None	780,000	1,082,808	1,862,808	45,117		12/16/2014	300
South Jordan	UT		1,620,150	1,879,850	None	None	1,620,150	1,879,850	3,500,000	166,053		10/15/2013	300
Richmond	VA		403,549	876,981	None	None	403,549	876,981	1,280,530	418,429	7/8/2004	10/17/2002	300
Roanoke	VA		349,628	322,545	None	153	349,628	322,698	672,326	232,923		12/19/1997	300
Warrenton	VA		186,723	241,173	None	None	186,723	241,173	427,896	131,436		5/14/2002	300
Bremerton	WA		261,172	373,080	None	2,621	261,172	375,701	636,873	287,183	3/19/1997	7/24/1996	300
Tacoma	WA		109,127	202,691	None	None	109,127	202,691	311,818	67,226		9/4/2007	300
Milwaukee	WI		173,005	499,244	None	None	173,005	499,244	672,249	400,227		12/22/1995	300
Milwaukee	WI		152,509	475,480	None	197	152,509	475,677	628,186	367,109		9/27/1996	300
Mount Pleasant	WI		184,002	114,167	None	None	184,002	114,167	298,169	62,219		5/14/2002	300
New Berlin	WI		188,491	466,268	55,866	507	188,491	522,641	711,132	375,871		12/22/1995	300

Automotive tire services
Athens	AL		760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	515,921		11/22/2006	300
Auburn	AL		660,210	1,228,112	None	None	660,210	1,228,112	1,888,322	448,257		11/22/2006	300
Birmingham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	431,028		11/22/2006	300
Birmingham	AL		620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	421,021		11/22/2006	300
Daphne	AL		876,139	1,629,123	None	None	876,139	1,629,123	2,505,262	594,626		11/22/2006	300
Decatur	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	431,243		11/22/2006	300
Dothan	AL		455,651	565,343	None	None	455,651	565,343	1,020,994	161,682	10/17/2008	6/10/2008	300
Foley	AL		870,031	1,617,357	None	None	870,031	1,617,357	2,487,388	590,331		11/22/2006	300
Gardendale	AL		610,055	1,134,554	None	None	610,055	1,134,554	1,744,609	413,699		11/22/2006	300
Hoover	AL		504,396	938,299	None	None	504,396	938,299	1,442,695	342,475		11/22/2006	300
Huntsville	AL		499,843	929,863	None	None	499,843	929,863	1,429,706	339,396		11/22/2006	300
Huntsville	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	431,243		11/22/2006	300
Madison	AL		635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	431,255		11/22/2006	300
Mobile	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	431,243		11/22/2006	300
Mobile	AL		525,750	977,810	None	None	525,750	977,810	1,503,560	356,897		11/22/2006	300
Montgomery	AL		544,181	654,046	None	None	544,181	654,046	1,198,227	197,947		1/24/2008	300
Orange Beach	AL		630,244	1,172,036	None	None	630,244	1,172,036	1,802,280	427,789		11/22/2006	300
Pelham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	431,028		11/22/2006	300
Phenix City	AL		630,244	1,172,024	None	None	630,244	1,172,024	1,802,268	427,785		11/22/2006	300
Benton	AR	1,291,458	976,474	2,016,354	None	None	976,474	2,016,354	2,992,828	238,602		1/22/2013	300
Tucson	AZ		178,297	396,004	None	None	178,297	396,004	574,301	396,004		1/19/1990	300
Arvada	CO		301,489	931,092	None	None	301,489	931,092	1,232,581	563,348	9/22/2000	11/18/1999	300
Aurora	CO		221,691	492,382	None	None	221,691	492,382	714,073	492,382		1/29/1990	300
Aurora	CO		353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	671,609	1/3/2001	3/10/2000	300
Colorado Springs	CO		280,193	622,317	None	None	280,193	622,317	902,510	622,317		1/23/1990	300
Colorado Springs	CO		192,988	433,542	None	None	192,988	433,542	626,530	399,551		5/20/1993	300
Denver	CO		688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	692,011	1/10/2003	5/30/2002	300
Grand Junction	CO	1,378,927	1,121,415	2,315,649	None	None	1,121,415	2,315,649	3,437,064	274,019		1/22/2013	300
Westminster	CO		526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	650,586	1/12/2001	1/18/2000	300
Destin	FL		1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	701,742		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	431,073		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	431,073		11/22/2006	300
Lakeland	FL		500,000	645,402	None	None	500,000	645,402	1,145,402	446,591	6/4/1998	12/31/1997	300
Middleburg	FL		1,167,247	2,410,289	5,843	None	1,167,247	2,416,132	3,583,379	287,640		1/22/2013	300
Milton	FL		635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	431,114		11/22/2006	300
Niceville	FL		920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	624,738		11/22/2006	300
Orlando	FL		635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	431,089		11/22/2006	300
Orlando	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	427,785		11/22/2006	300
Oviedo	FL		971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	659,471		11/22/2006	300
Pace	FL		630,244	1,171,993	None	None	630,244	1,171,993	1,802,237	427,774		11/22/2006	300
Panama City	FL		635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	431,089		11/22/2006	300
Pensacola	FL		635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	431,084		11/22/2006	300
Pensacola	FL		588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	399,354		11/22/2006	300
Saint Cloud	FL		525,207	976,968	None	None	525,207	976,968	1,502,175	356,589		11/22/2006	300
Sanford	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	427,785		11/22/2006	300
Tallahassee	FL		419,902	781,405	None	None	419,902	781,405	1,201,307	285,208		11/22/2006	300
Tallahassee	FL		611,916	1,137,986	None	None	611,916	1,137,986	1,749,902	415,361		11/22/2006	300
Tampa	FL		427,395	472,030	None	None	427,395	472,030	899,425	326,647	6/10/1998	12/5/1997	300
Union Park	FL		1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	681,191		11/22/2006	300
Alpharetta	GA		630,244	1,171,870	None	None	630,244	1,171,870	1,802,114	427,729		11/22/2006	300
Atlanta	GA		55,840	258,889	16,005	14,141	55,840	289,035	344,875	276,203		11/27/1985	300
Canton	GA		1,010,000	1,352,903	None	None	1,010,000	1,352,903	2,362,903	83,429		6/30/2014	300
Columbus	GA		630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	427,772		11/22/2006	300
Conyers	GA		531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	646,881	3/28/2002	11/13/2001	300
Conyers	GA		635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	431,071		11/22/2006	300
Douglasville	GA		795,842	1,643,361	None	None	795,842	1,643,361	2,439,203	194,464		1/22/2013	300
Duluth	GA		638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	575,494		11/29/2003	300
Hiram	GA		635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	431,067		11/22/2006	300
Kennesaw	GA		519,903	967,180	None	None	519,903	967,180	1,487,083	353,017		11/22/2006	300
Kennesaw	GA		659,964	1,827,997	None	None	659,964	1,827,997	2,487,961	216,313		1/22/2013	300
Lawrenceville	GA		635,111	1,181,137	None	None	635,111	1,181,137	1,816,248	431,111		11/22/2006	300
Lilburn	GA		994,894	1,807,565	None	None	994,894	1,807,565	2,802,459	213,895		1/22/2013	300
Marietta	GA		500,293	930,657	None	None	500,293	930,657	1,430,950	339,686		11/22/2006	300
McDonough	GA		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	431,073		11/22/2006	300
McDonough	GA		910,000	1,400,696	None	None	910,000	1,400,696	2,310,696	86,376		6/30/2014	300
Peachtree City	GA		625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	424,428		11/22/2006	300
Roswell	GA		515,617	959,138	None	None	515,617	959,138	1,474,755	350,081		11/22/2006	300
Sandy Springs	GA		586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	397,934		11/22/2006	300
Stockbridge	GA		632,128	1,175,478	None	None	632,128	1,175,478	1,807,606	429,045		11/22/2006	300
Aurora	IL		513,204	953,885	None	None	513,204	953,885	1,467,089	462,630		11/29/2003	300
Joliet	IL		452,267	840,716	None	None	452,267	840,716	1,292,983	407,743		11/29/2003	300
Lombard	IL		428,170	795,965	None	2,000	428,170	797,965	1,226,135	387,215		11/29/2003	300
Niles	IL		366,969	682,306	None	None	366,969	682,306	1,049,275	330,914		11/29/2003	300
Orland Park	IL		663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	597,632		11/29/2003	300
Round Lake Beach	IL		472,132	236,585	None	None	472,132	236,585	708,717	128,937		5/14/2002	300
Vernon Hills	IL		524,948	975,668	None	None	524,948	975,668	1,500,616	473,195		11/29/2003	300
West Dundee	IL		530,835	986,628	None	None	530,835	986,628	1,517,463	478,510		11/29/2003	300
Overland Park	KS		1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	992,823		11/29/2003	300
Wichita	KS	1,224,570	935,607	1,989,962	3,150	None	935,607	1,993,112	2,928,719	235,485		1/22/2013	300
Winchester	KY		355,474	929,177	20,045	22,464	355,474	971,686	1,327,160	666,602		6/30/1998	300
Baton Rouge	LA	1,440,670	1,158,316	2,391,847	None	None	1,158,316	2,391,847	3,550,163	283,035		1/22/2013	300
Allston	MA		576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	519,682		11/29/2003	300
Billerica	MA		399,043	462,240	None	172	399,043	462,412	861,455	345,955		4/2/1997	300
Shrewsbury	MA		721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	649,854		11/29/2003	300
Waltham	MA		338,955	630,279	None	None	338,955	630,279	969,234	305,681		11/29/2003	300
Weymouth	MA		752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	677,928		11/29/2003	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Woburn	MA		676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	610,134		11/29/2003	300
Annapolis	MD		780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	703,663		11/29/2003	300
Bowie	MD		734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	662,006		11/29/2003	300
Capitol Heights	MD		701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	632,415		11/29/2003	300
Germantown	MD		808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	728,424		11/29/2003	300
Waldorf	MD		427,033	793,854	None	None	427,033	793,854	1,220,887	385,015		11/29/2003	300
Eagan	MN		902,443	845,536	None	None	902,443	845,536	1,747,979	587,673	6/19/1998	2/20/1998	300
Grandview	MO		347,150	711,024	None	None	347,150	711,024	1,058,174	491,825	8/20/1998	2/20/1998	300
Independence	MO		721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	649,813		11/29/2003	300
Lake Saint Louis	MO		1,222,303	2,019,908	None	None	1,222,303	2,019,908	3,242,211	239,022		1/22/2013	300
St. Louis	MO		386,112	717,856	None	None	386,112	717,856	1,103,968	348,156		11/29/2003	300
Charlotte	NC		508,100	457,295	None	None	508,100	457,295	965,395	230,934		5/27/2003	300
Charlotte	NC		181,662	338,164	None	None	181,662	338,164	519,826	164,006		11/29/2003	300
Clemmons	NC		630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	357,552		11/9/2007	300
Jamestown	NC		650,000	857,823	None	None	650,000	857,823	1,507,823	278,792		11/9/2007	300
Matthews	NC		489,063	909,052	None	None	489,063	909,052	1,398,115	440,886		11/29/2003	300
Omaha	NE		253,128	810,922	None	32	253,128	810,954	1,064,082	528,522	7/22/1999	3/4/1999	300
Manchester	NH		722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	651,174		11/29/2003	300
Newington	NH		690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	622,554		11/29/2003	300
Salem	NH		597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	538,860		11/29/2003	300
Deptford	NJ		619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	558,261		11/29/2003	300
Maple Shade	NJ		508,285	944,750	None	None	508,285	944,750	1,453,035	458,200		11/29/2003	300
Northfield	NJ		1,364,997	2,361,337	None	None	1,364,997	2,361,337	3,726,334	279,425		1/22/2013	300
Albuquerque	NM		1,210,015	2,498,602	None	None	1,210,015	2,498,602	3,708,617	295,668		1/22/2013	300
Akron	OH		242,133	450,467	None	None	242,133	450,467	692,600	218,472		11/29/2003	300
Cambridge	OH		103,368	192,760	None	None	103,368	192,760	296,128	93,485		11/29/2003	300
Canton	OH		337,161	626,948	None	None	337,161	626,948	964,109	304,066		11/29/2003	300
Cleveland	OH		582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	524,692		11/29/2003	300
Columbus	OH		385,878	717,422	None	None	385,878	717,422	1,103,300	347,946		11/29/2003	300
Edmond	OK		1,240,403	2,561,350	None	None	1,240,403	2,561,350	3,801,753	303,093		1/22/2013	300
Oklahoma City	OK		509,370	752,691	None	None	509,370	752,691	1,262,061	498,201	4/14/1999	9/24/1998	300
Oklahoma City	OK		404,815	771,625	None	76	404,815	771,701	1,176,516	510,745	4/9/1999	10/16/1998	300
Oklahoma City	OK		1,127,056	2,327,297	None	None	1,127,056	2,327,297	3,454,353	275,397		1/22/2013	300
Owasso	OK		1,078,296	2,226,612	5,698	None	1,078,296	2,232,310	3,310,606	266,509		1/22/2013	300
Tulsa	OK		964,367	1,996,137	5,993	None	964,367	2,002,130	2,966,497	238,972		1/22/2013	300
Yukon	OK		1,173,070	2,422,313	10,243	None	1,173,070	2,432,556	3,605,626	290,421		1/22/2013	300
Greensburg	PA		594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	536,207		11/29/2003	300
Lancaster	PA		431,050	801,313	None	None	431,050	801,313	1,232,363	388,633		11/29/2003	300
Mechanicsburg	PA		455,854	847,377	None	None	455,854	847,377	1,303,231	410,974		11/29/2003	300
Monroeville	PA		723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	652,191		11/29/2003	300
Philadelphia	PA		334,939	622,821	None	None	334,939	622,821	957,760	302,064		11/29/2003	300
Pittsburgh	PA		384,756	715,339	None	None	384,756	715,339	1,100,095	346,935		11/29/2003	300
York	PA		389,291	723,760	None	None	389,291	723,760	1,113,051	351,020		11/29/2003	300
Columbia	SC		343,785	295,001	183,130	None	343,785	478,131	821,916	394,119	5/27/1997	2/7/1997	300
Sioux Falls	SD		332,979	498,108	None	None	332,979	498,108	831,087	346,199	6/1/1999	2/27/1998	300
Goodlettsville	TN		601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	541,985		11/29/2003	300
Hermitage	TN		560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	542,795	10/15/2001	5/9/2001	300
Allen	TX		1,162,614	2,400,722	46,748	None	1,162,614	2,447,470	3,610,084	291,682		1/22/2013	300
Arlington	TX		599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	540,410		11/29/2003	300
Austin	TX		185,454	411,899	None	None	185,454	411,899	597,353	411,899		2/6/1990	300
Austin	TX		710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	640,337		11/29/2003	300
Austin	TX		590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	532,560		11/29/2003	300
Austin	TX		569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	513,705		11/29/2003	300
Austin	TX		532,497	989,715	None	None	532,497	989,715	1,522,212	480,008		11/29/2003	300
Austin	TX	1,363,491	1,066,021	2,201,264	None	None	1,066,021	2,201,264	3,267,285	260,483		1/22/2013	300
Carrollton	TX		568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	512,347		11/29/2003	300
Conroe	TX		396,068	736,346	None	None	396,068	736,346	1,132,414	357,124		11/29/2003	300
Crowley	TX		1,103,218	2,278,074	None	None	1,103,218	2,278,074	3,381,292	269,572		1/22/2013	300
Dallas	TX		191,267	424,811	None	None	191,267	424,811	616,078	424,811		1/26/1990	300
Fort Worth	TX		543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	490,323		11/29/2003	300
Garland	TX		242,887	539,461	33,982	26,371	242,887	599,814	842,701	543,860		1/19/1990	300
Harlingen	TX		134,599	298,948	18,825	None	134,599	317,773	452,372	300,321		1/17/1990	300
Houston	TX		151,018	335,417	None	58	151,018	335,475	486,493	335,433		1/25/1990	300
Houston	TX		392,113	729,002	None	None	392,113	729,002	1,121,115	353,562		11/29/2003	300
Houston	TX		1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	928,457		11/29/2003	300
Houston	TX		619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	558,013		11/29/2003	300
Houston	TX		642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	579,085		11/29/2003	300
Houston	TX		872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	786,583		11/29/2003	300
Humble	TX		612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	551,990		11/29/2003	300
League City	TX		1,032,003	2,131,018	None	None	1,032,003	2,131,018	3,163,021	252,170		1/22/2013	300
Leon Valley	TX		178,221	395,834	None	None	178,221	395,834	574,055	395,834		1/17/1990	300
Leon Valley	TX		529,967	985,046	None	None	529,967	985,046	1,515,013	477,742		11/29/2003	300
Mesquite	TX		591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	533,187		11/29/2003	300
Pasadena	TX		107,391	238,519	None	58	107,391	238,577	345,968	238,535		1/24/1990	300
Pasedena	TX		147,535	274,521	10,646	11,252	147,535	296,419	443,954	190,900		12/31/1998	300
Pearland	TX	1,286,313	935,739	1,932,240	None	None	935,739	1,932,240	2,867,979	228,648		1/22/2013	300
Plano	TX		187,564	417,157	700	91	187,564	417,948	605,512	417,037		1/18/1990	300
Plano	TX		494,407	918,976	None	None	494,407	918,976	1,413,383	445,699		11/29/2003	300
Richardson	TX		555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	500,446		11/29/2003	300
Rockwall	TX		1,178,158	2,432,819	None	None	1,178,158	2,432,819	3,610,977	287,884		1/22/2013	300
San Antonio	TX		245,164	544,518	None	None	245,164	544,518	789,682	544,518		2/14/1990	300
San Antonio	TX		688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	620,295		11/29/2003	300
Stafford	TX		706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	636,992		11/29/2003	300
Waco	TX		401,999	747,362	None	None	401,999	747,362	1,149,361	362,466		11/29/2003	300
Weatherford	TX		971,317	2,005,706	None	None	971,317	2,005,706	2,977,023	237,342		1/22/2013	300
Webster	TX		600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	541,044		11/29/2003	300
Bountiful	UT		183,750	408,115	None	None	183,750	408,115	591,865	408,115		1/30/1990	300
Alexandria	VA		542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	489,280		11/29/2003	300
Alexandria	VA		592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	534,232		11/29/2003	300
Chesapeake	VA		770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	361,509		11/9/2007	300
Chester	VA		1,204,525	2,487,265	None	None	1,204,525	2,487,265	3,691,790	294,326		1/22/2013	300
Lynchburg	VA		342,751	637,329	None	None	342,751	637,329	980,080	309,101		11/29/2003	300
Virginia Beach	VA		780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	333,575		11/9/2007	300
Woodbridge	VA		774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	698,302		11/29/2003	300
Lakewood	WA		187,111	415,579	None	None	187,111	415,579	602,690	415,579		1/25/1990	300
Brown Deer	WI		257,408	802,141	None	None	257,408	802,141	1,059,549	546,855	12/15/1998	7/16/1998	300
Delafield	WI		324,574	772,702	None	None	324,574	772,702	1,097,276	502,889	7/29/1999	2/26/1999	300
Madison	WI		452,630	811,977	None	None	452,630	811,977	1,264,607	558,967	10/20/1998	4/7/1998	300
Milwaukee	WI		1,304,098	2,692,877	None	None	1,304,098	2,692,877	3,996,975	318,657		1/22/2013	300
Oak Creek	WI		420,465	852,408	None	None	420,465	852,408	1,272,873	586,800	8/7/1998	3/20/1998	300

Beverages
Calistoga	CA		12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	622,990		6/25/2010	300
Calistoga	CA		5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	4,689,352		6/25/2010	300
Calistoga	CA		6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	349,539		6/25/2010	300
Calistoga	CA		4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	445,689		6/25/2010	300
Calistoga	CA		8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	458,206		6/25/2010	300
Calistoga	CA		12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	1,090,257		6/25/2010	300
Calistoga	CA		45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	2,319,822		6/25/2010	300
Calistoga	CA		10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	1,126,773		12/15/2010	300
Calistoga	CA		6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	84,732		12/15/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Napa	CA		6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	5,541,667		6/25/2010	300
Napa	CA		11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	635,812		6/25/2010	300
Napa	CA		17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	1,363,241		6/25/2010	300
Napa	CA		23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	1,469,541		6/25/2010	300
Napa	CA		10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	88,416		9/17/2010	300
Napa	CA		4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	60,284		12/15/2010	300
Paicines	CA		12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	421,772		12/15/2010	300
Saint Helena	CA		15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	936,799		6/25/2010	300
Shreveport	LA		1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	1,531,363		4/22/2011	300

Book stores
Tampa	FL		998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	2,807,454		3/11/1997	300

Child care
Hoover	AL		63,800	295,791	58,263	16,414	63,800	370,468	434,268	309,806		10/31/1984	300
Avondale	AZ		242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	747,200	4/20/1999	7/28/1998	300
Chandler	AZ		291,720	647,923	None	None	291,720	647,923	939,643	647,923		12/11/1987	300
Chandler	AZ		271,695	603,446	9,758	19,469	271,695	632,673	904,368	621,655		12/14/1987	300
Mesa	AZ		308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	668,394	7/26/1999	1/13/1999	300
Phoenix	AZ		260,719	516,181	None	32,125	260,719	548,306	809,025	538,478		12/26/1990	300
Scottsdale	AZ		291,993	648,529	None	None	291,993	648,529	940,522	648,529		12/14/1987	300
Scottsdale	AZ		264,504	587,471	None	27,467	264,504	614,938	879,442	612,250		6/29/1990	300
Tempe	AZ		292,200	648,989	None	164	292,200	649,153	941,353	649,130		3/10/1988	300
Tucson	AZ		304,500	676,303	53,621	196	304,500	730,120	1,034,620	677,329		9/28/1988	300
Tucson	AZ		283,500	546,878	7,228	299	283,500	554,405	837,905	547,060		9/29/1988	300
Calabasas	CA		156,430	725,248	100,838	58,367	156,430	884,453	1,040,883	835,854		9/26/1985	300
Carmichael	CA		131,035	607,507	80,368	21,673	131,035	709,548	840,583	648,400		8/22/1986	300
Chino	CA		155,000	634,071	None	32,148	155,000	666,219	821,219	640,802		10/6/1983	180
Chula Vista	CA		350,563	778,614	None	43,353	350,563	821,967	1,172,530	821,275		10/30/1987	300
El Cajon	CA		157,804	731,621	2,540	44,802	157,804	778,963	936,767	768,467		12/19/1985	300
Escondido	CA		276,286	613,638	5,000	44,375	276,286	663,013	939,299	652,245		12/31/1987	300
Folsom	CA		281,563	625,363	None	None	281,563	625,363	906,926	625,363		10/23/1987	300
Gold River	CA		276,328	613,733	24,967	None	276,328	638,700	915,028	635,461		3/22/1989	300
Mission Viejo	CA		353,891	744,367	12,500	None	353,891	756,867	1,110,758	691,721		6/24/1993	300
Oceanside	CA		145,568	674,889	23,000	None	145,568	697,889	843,457	687,816		12/23/1985	300
Palmdale	CA		249,490	554,125	9,864	None	249,490	563,989	813,479	563,989		9/14/1988	300
Rancho Cucamonga	CA		471,733	1,047,739	158,923	170	471,733	1,206,832	1,678,565	1,102,279		12/30/1987	300
Simi Valley	CA		208,585	967,055	79,082	108	208,585	1,046,245	1,254,830	1,017,898		12/20/1985	300
Valencia	CA		301,295	669,185	70,470	46	301,295	739,701	1,040,996	713,057		6/23/1988	300
Walnut	CA		217,365	1,007,753	57,287	51,049	217,365	1,116,089	1,333,454	1,045,924		8/22/1986	300
Aurora	CO		287,000	637,440	20,313	18,188	287,000	675,941	962,941	651,937		12/31/1987	300
Broomfield	CO		155,306	344,941	25,000	82	155,306	370,023	525,329	366,981		3/15/1988	300
Colorado Springs	CO		58,400	271,217	25,000	82	58,400	296,299	354,699	291,004		12/22/1982	180
Fort Collins	CO		55,200	256,356	15,030	79	55,200	271,465	326,665	259,611		12/22/1982	180
Greenwood Village	CO		131,216	608,372	52,959	403	131,216	661,734	792,950	613,894		12/5/1986	300
Littleton	CO		161,617	358,956	None	82	161,617	359,038	520,655	359,025		12/10/1987	300
Longmont	CO		115,592	535,931	None	71	115,592	536,002	651,594	535,990		3/25/1986	300
Parker	CO		153,551	341,042	None	82	153,551	341,124	494,675	341,111		10/19/1987	300
Westminster	CO		306,387	695,737	77,412	11,233	306,387	784,382	1,090,769	715,070		9/27/1989	300
Bradenton	FL		160,060	355,501	25,000	79	160,060	380,580	540,640	376,602		5/5/1988	300
Clearwater	FL		42,223	269,380	None	79	42,223	269,459	311,682	269,459		12/22/1981	180
Jacksonville	FL		48,000	243,060	None	None	48,000	243,060	291,060	243,060		12/22/1981	180
Jacksonville	FL		184,800	410,447	22,872	None	184,800	433,319	618,119	428,319		3/30/1989	300
Margate	FL		66,686	309,183	None	None	66,686	309,183	375,869	309,183		12/16/1986	300
Melbourne	FL		256,439	549,345	None	79	256,439	549,424	805,863	505,835		4/16/1993	300
Niceville	FL		73,696	341,688	None	None	73,696	341,688	415,384	341,688		12/3/1986	300
Orlando	FL		68,001	313,922	None	140	68,001	314,062	382,063	313,938		9/4/1985	300
Orlando	FL		159,177	353,538	None	154	159,177	353,692	512,869	353,677		7/2/1987	300
Oviedo	FL		166,409	369,598	38,918	9,687	166,409	418,203	584,612	370,704		11/20/1987	300
Panama City	FL		69,500	244,314	82,701	None	69,500	327,015	396,515	285,707		6/15/1982	180
Pensacola	FL		147,000	326,492	20,000	None	147,000	346,492	493,492	337,304		3/28/1989	300
Royal Palm Beach	FL		194,193	431,309	25,000	None	194,193	456,309	650,502	448,670		11/15/1988	300
Saint Augustine	FL		44,800	213,040	23,090	None	44,800	236,130	280,930	226,943		12/22/1981	180
Sunrise	FL		245,000	533,280	92,266	153	245,000	625,699	870,699	588,279		5/25/1989	300
Tampa	FL		53,385	199,846	None	154	53,385	200,000	253,385	199,985		12/22/1981	180
Duluth	GA		310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	674,321	8/25/1999	6/7/1999	300
Ellenwood	GA		119,678	275,414	58,545	272	119,678	334,231	453,909	300,230		11/16/1988	300
Lawrenceville	GA		141,449	314,161	156,426	14,612	141,449	485,199	626,648	401,356		7/7/1988	300
Lithia Springs	GA		187,444	363,358	None	84	187,444	363,442	550,886	363,437		12/28/1989	300
Lithonia	GA		239,715	524,459	24,410	380	239,715	549,249	788,964	526,626		8/20/1991	300
Marietta	GA		148,620	330,090	25,000	None	148,620	355,090	503,710	351,794		9/16/1988	300
Marietta	GA		295,750	596,299	67,500	None	295,750	663,799	959,549	598,690		12/30/1988	300
Marietta	GA		301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	711,112		12/30/1988	300
Smyrna	GA		274,750	610,229	None	None	274,750	610,229	884,979	610,229		11/15/1988	300
Stockbridge	GA		168,700	374,688	85,264	2,909	168,700	462,861	631,561	407,223		3/28/1989	300
Cedar Rapids	IA		194,950	427,085	None	None	194,950	427,085	622,035	402,400		9/24/1992	300
Iowa City	IA		186,900	408,910	None	None	186,900	408,910	595,810	385,244		9/24/1992	300
Addison	IL		125,780	583,146	None	132	125,780	583,278	709,058	583,278		3/25/1986	300
Algonquin	IL		241,500	509,629	28,260	583	241,500	538,472	779,972	517,855		7/10/1990	300
Aurora	IL		165,679	398,738	105,300	21,963	165,679	526,001	691,680	427,515		12/21/1988	300
Aurora	IL		468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	808,543	10/26/1999	6/14/1999	300
Bartlett	IL		120,824	560,166	74,917	12,101	120,824	647,184	768,008	582,742		3/25/1986	300
Carol Stream	IL		122,831	586,416	None	132	122,831	586,548	709,379	586,548		3/25/1986	300
Crystal Lake	IL		400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	812,409	9/28/1999	5/14/1999	300
Glendale Heights	IL		318,500	707,399	None	None	318,500	707,399	1,025,899	707,399		11/16/1988	300
Hoffman Estates	IL		318,500	707,399	None	85	318,500	707,484	1,025,984	707,469		3/31/1989	300
Homer Glen	IL		189,477	442,018	None	85	189,477	442,103	631,580	442,088		10/29/1987	300
Lake In The Hills	IL		375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	727,430	9/3/1999	5/14/1999	300
Naperville	IL		425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	789,753	10/6/1999	5/19/1999	300
O’Fallon	IL		141,250	313,722	None	232	141,250	313,954	455,204	313,926		10/30/1987	300
Oswego	IL		380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	755,892	8/18/1999	6/30/1999	300
Palatine	IL		121,911	565,232	None	132	121,911	565,364	687,275	565,365		3/25/1986	300
Roselle	IL		297,541	561,037	None	None	297,541	561,037	858,578	561,037		12/30/1988	300
Schaumburg	IL		218,798	485,955	20,461	None	218,798	506,416	725,214	497,414		12/17/1987	300
Vernon Hills	IL		132,523	614,430	None	583	132,523	615,013	747,536	614,571		3/25/1986	300
Westmont	IL		124,742	578,330	77,621	24,741	124,742	680,692	805,434	599,899		3/25/1986	300
Fishers	IN		212,118	419,958	26,509	11,338	212,118	457,805	669,923	428,905		12/27/1990	300
Highland	IN		220,460	436,476	None	None	220,460	436,476	656,936	436,476		12/26/1990	300
Indianapolis	IN		245,000	544,153	None	None	245,000	544,153	789,153	544,153		6/29/1990	300
Lenexa	KS		318,500	707,399	98,590	127	318,500	806,116	1,124,616	728,844		3/31/1989	300
Olathe	KS		304,500	676,308	87,242	44	304,500	763,594	1,068,094	711,606		9/28/1988	300
Overland Park	KS		357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	726,757	7/23/1999	5/14/1999	300
Shawnee	KS		315,000	699,629	None	251	315,000	699,880	1,014,880	699,812		10/27/1988	300
Shawnee	KS		288,246	935,875	None	127	288,246	936,002	1,224,248	631,816	12/29/1998	8/24/1998	300
Wichita	KS		209,890	415,549	33,984	16,592	209,890	466,125	676,015	449,137		12/26/1990	300
Acton	MA		315,533	700,813	None	None	315,533	700,813	1,016,346	700,813		9/30/1988	300
Marlborough	MA		352,765	776,488	None	None	352,765	776,488	1,129,253	776,488		11/4/1988	300
Westborough	MA		359,412	773,877	63,037	22,260	359,412	859,174	1,218,586	809,503		11/1/1988	300
Ellicott City	MD		219,368	630,839	26,550	None	219,368	657,389	876,757	651,722		12/19/1988	300
Frederick	MD		203,352	1,017,109	None	2,874	203,352	1,019,983	1,223,335	711,795		7/6/1998	300
Olney	MD		342,500	760,701	4,400	41,272	342,500	806,373	1,148,873	792,584		12/18/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Waldorf	MD		130,430	604,702	None	302	130,430	605,004	735,434	604,934		9/26/1984	300
Waldorf	MD		237,207	526,844	None	172	237,207	527,016	764,223	526,988		12/31/1987	300
Canton	MI		55,000	378,848	2,913	304	55,000	382,065	437,065	380,719		10/6/1982	180
Apple Valley	MN		113,523	526,319	87,374	13,814	113,523	627,507	741,030	537,154		3/26/1986	300
Brooklyn Park	MN		118,111	547,587	None	197	118,111	547,784	665,895	547,784		3/26/1986	300
Eden Prairie	MN		124,286	576,243	None	197	124,286	576,440	700,726	576,440		3/27/1986	300
Maple Grove	MN		313,250	660,149	None	288	313,250	660,437	973,687	660,210		7/11/1990	300
Plymouth	MN		134,221	622,350	None	197	134,221	622,547	756,768	622,547		12/12/1986	300
Saint Paul	MN		242,165	537,856	None	288	242,165	538,144	780,309	537,917		8/30/1990	300
Florissant	MO		318,500	707,399	102,410	256	318,500	810,065	1,128,565	743,310		3/30/1989	300
Gladstone	MO		294,000	652,987	64,864	2,763	294,000	720,614	1,014,614	655,248		9/29/1988	300
Kansas City	MO		307,784	910,401	None	None	307,784	910,401	1,218,185	620,069	9/28/1999	8/21/1998	300
Lee’s Summit	MO		239,627	532,220	88,926	73	239,627	621,219	860,846	532,654		9/27/1989	300
Lee’s Summit	MO		330,000	993,787	21,445	160	330,000	1,015,392	1,345,392	648,204	7/26/1999	6/17/1999	300
Lee’s Summit	MO		313,740	939,367	None	None	313,740	939,367	1,253,107	609,070	9/8/1999	6/30/1999	300
Jackson	MS		248,483	572,522	54,227	17,780	248,483	644,529	893,012	402,769		11/16/1999	300
Tupelo	MS		121,697	637,691	66,275	56	121,697	704,022	825,719	505,344		11/26/1996	300
Cary	NC		75,200	262,973	15,000	None	75,200	277,973	353,173	270,182		1/25/1984	180
Charlotte	NC		134,582	268,222	24,478	None	134,582	292,700	427,282	289,573		11/16/1988	300
Concord	NC		32,441	190,859	None	None	32,441	190,859	223,300	190,859		12/23/1981	180
Durham	NC		175,700	390,234	26,312	None	175,700	416,546	592,246	412,749		3/29/1989	300
Durham	NC		220,728	429,380	None	None	220,728	429,380	650,108	429,380		12/29/1989	300
Kernersville	NC		162,216	316,300	None	None	162,216	316,300	478,516	316,300		12/14/1989	300
Bellevue	NE		60,568	280,819	None	None	60,568	280,819	341,387	280,819		12/16/1986	300
Omaha	NE		60,500	280,491	None	32	60,500	280,523	341,023	280,514		8/1/1984	300
Omaha	NE		53,000	245,720	22,027	32	53,000	267,779	320,779	258,582		10/11/1984	300
Omaha	NE		142,867	317,315	None	32	142,867	317,347	460,214	317,338		12/9/1987	300
Londonderry	NH		335,467	745,082	85,361	11,802	335,467	842,245	1,177,712	768,361		8/18/1989	300
Las Vegas	NV		201,250	446,983	37,014	3,276	201,250	487,273	688,523	453,924		6/29/1990	300
Beavercreek	OH		179,552	398,786	None	None	179,552	398,786	578,338	398,786		6/30/1987	300
Centerville	OH		174,519	387,613	79,900	361	174,519	467,874	642,393	387,965		7/23/1987	300
Cincinnati	OH		170,778	379,305	None	85	170,778	379,390	550,168	379,375		9/28/1987	300
Dublin	OH		84,000	389,446	None	None	84,000	389,446	473,446	389,446		10/8/1985	300
Englewood	OH		74,000	343,083	None	85	74,000	343,168	417,168	343,154		10/23/1985	300
Huber Heights	OH		245,000	544,153	None	None	245,000	544,153	789,153	544,153		9/27/1990	300
Pickerington	OH		87,580	406,055	None	None	87,580	406,055	493,635	406,055		12/11/1986	300
Westerville	OH		82,000	380,173	None	None	82,000	380,173	462,173	380,173		10/8/1985	300
Westerville	OH		294,350	646,557	44,683	None	294,350	691,240	985,590	646,850		9/26/1990	300
Broken Arrow	OK		78,705	220,434	None	None	78,705	220,434	299,139	220,434		1/27/1983	180
Midwest City	OK		67,800	314,338	None	None	67,800	314,338	382,138	314,338		8/14/1985	300
Oklahoma City	OK		50,800	214,474	None	None	50,800	214,474	265,274	214,474		6/15/1982	180
Oklahoma City	OK		79,000	366,261	17,659	None	79,000	383,920	462,920	383,921		11/14/1984	300
Yukon	OK		61,000	282,812	27,000	None	61,000	309,812	370,812	306,262		5/2/1985	300
Charleston	SC		140,700	312,498	25,000	153	140,700	337,651	478,351	332,971		3/28/1989	300
Columbia	SC		58,160	269,643	None	None	58,160	269,643	327,803	269,643		11/14/1984	300
Columbia	SC		160,831	313,600	None	None	160,831	313,600	474,431	313,600		12/14/1989	300
Goose Creek	SC		61,635	192,905	None	153	61,635	193,058	254,693	193,032		12/22/1981	180
North Charleston	SC		125,593	278,947	12,126	14,855	125,593	305,928	431,521	289,145		5/26/1988	300
Summerville	SC		44,400	174,500	None	153	44,400	174,653	219,053	174,627		12/22/1981	180
Memphis	TN		238,000	528,608	148,663	655	238,000	677,926	915,926	537,000		9/30/1988	300
Arlington	TX		241,500	550,559	45,046	192	241,500	595,797	837,297	585,867		9/22/1989	300
Austin	TX		88,872	222,684	54,562	139	88,872	277,385	366,257	259,288		1/12/1983	180
Austin	TX		134,383	623,103	2,379	21,981	134,383	647,463	781,846	630,461		12/23/1986	300
Austin	TX		191,636	425,629	15,530	None	191,636	441,159	632,795	441,159		12/22/1988	300
Austin	TX		217,878	483,913	82,048	9,167	217,878	575,128	793,006	532,731		6/22/1989	300
Bedford	TX		241,500	550,559	34,949	None	241,500	585,508	827,008	585,507		9/22/1989	300
Carrollton	TX		277,850	617,113	52,614	261	277,850	669,988	947,838	634,447		12/11/1987	300
Cedar Park	TX		168,857	375,036	5,200	139	168,857	380,375	549,232	380,352		11/21/1988	300
Colleyville	TX		250,000	1,070,360	None	102	250,000	1,070,462	1,320,462	694,059	8/17/1999	5/14/1999	300
Converse	TX		217,000	481,963	None	7,522	217,000	489,485	706,485	482,859		9/28/1988	300
Corinth	TX		285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	682,260	6/4/1999	5/19/1999	300
Euless	TX		234,111	519,962	None	None	234,111	519,962	754,073	519,962		5/8/1987	300
Flower Mound	TX		202,773	442,845	32,069	16,315	202,773	491,229	694,002	475,385		4/20/1987	300
Flower Mound	TX		281,735	1,099,726	18,618	31,678	281,735	1,150,022	1,431,757	750,274	4/23/1999	1/13/1999	300
Fort Worth	TX		85,518	396,495	54,750	198	85,518	451,443	536,961	421,957		12/3/1986	300
Fort Worth	TX		238,000	528,608	73,662	91	238,000	602,361	840,361	551,008		9/26/1988	300
Fort Worth	TX		216,160	427,962	None	54	216,160	428,016	644,176	426,532		2/7/1991	300
Grand Prairie	TX		167,164	371,276	58,206	16,405	167,164	445,887	613,051	426,079		12/13/1988	300
Houston	TX		139,125	308,997	19,128	286	139,125	328,411	467,536	325,836		5/22/1987	300
Houston	TX		141,296	313,824	12,442	307	141,296	326,573	467,869	324,143		7/24/1987	300
Houston	TX		219,100	486,631	25,716	25,593	219,100	537,940	757,040	501,025		9/30/1988	300
Houston	TX		149,109	323,314	27,979	245	149,109	351,538	500,647	333,059		6/26/1989	300
Houston	TX		294,582	919,276	None	None	294,582	919,276	1,213,858	617,496	1/11/1999	8/14/1998	300
Humble	TX		278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	674,419	7/19/1999	5/14/1999	300
Katy	TX		309,898	983,041	None	None	309,898	983,041	1,292,939	666,855	11/30/1998	8/21/1998	300
Lewisville	TX		192,777	428,121	42,153	95	192,777	470,369	663,146	443,797		1/7/1987	300
Mansfield	TX		181,375	402,839	46,878	83	181,375	449,800	631,175	432,382		12/20/1989	300
Mesquite	TX		85,000	394,079	16,984	91	85,000	411,154	496,154	402,584		10/24/1984	300
Mesquite	TX		139,466	326,525	60,455	293	139,466	387,273	526,739	340,430		10/8/1992	300
Plano	TX		261,912	581,658	52,751	159	261,912	634,568	896,480	604,458		1/6/1987	300
Plano	TX		250,514	556,399	33,978	425	250,514	590,802	841,316	569,263		12/10/1987	300
Round Rock	TX		186,380	413,957	56,750	89	186,380	470,796	657,176	445,926		4/19/1989	300
San Antonio	TX		130,833	606,596	43,050	22,373	130,833	672,019	802,852	627,676		3/24/1986	300
San Antonio	TX		102,512	475,288	50,798	16,961	102,512	543,047	645,559	492,357		12/3/1986	300
San Antonio	TX		81,530	378,007	None	None	81,530	378,007	459,537	378,007		12/11/1986	300
San Antonio	TX		181,412	402,923	None	139	181,412	403,062	584,474	403,040		7/7/1987	300
San Antonio	TX		234,500	520,831	None	139	234,500	520,970	755,470	520,947		12/29/1987	300
San Antonio	TX		217,000	481,967	32,529	None	217,000	514,496	731,496	514,496		10/14/1988	300
San Antonio	TX		182,868	406,155	18,940	None	182,868	425,095	607,963	425,095		12/6/1988	300
San Antonio	TX		220,500	447,108	None	None	220,500	447,108	667,608	447,108		3/30/1989	300
Sugar Land	TX		339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	658,908	5/30/1999	1/13/1999	300
Layton	UT		136,574	269,008	None	None	136,574	269,008	405,582	269,008		2/1/1990	300
Sandy	UT		168,089	373,330	None	None	168,089	373,330	541,419	373,330		2/1/1990	300
Centreville	VA		371,000	824,003	None	463	371,000	824,466	1,195,466	824,395		9/29/1989	300
Chesapeake	VA		190,050	422,107	24,568	None	190,050	446,675	636,725	442,609		3/28/1989	300
Glen Allen	VA		74,643	346,060	None	153	74,643	346,213	420,856	346,209		6/20/1984	300
Portsmouth	VA		171,575	381,073	24,932	None	171,575	406,005	577,580	401,990		12/21/1988	300
Virginia Beach	VA		69,080	320,270	29,024	None	69,080	349,294	418,374	332,922		11/15/1984	300
Federal Way	WA		150,785	699,101	None	107	150,785	699,208	849,993	699,194		12/17/1986	300
Federal Way	WA		261,943	581,782	27,500	107	261,943	609,389	871,332	604,160		11/21/1988	300
Kent	WA		128,300	539,141	None	None	128,300	539,141	667,441	539,141		6/3/1983	180
Kent	WA		140,763	678,809	36,500	None	140,763	715,309	856,072	711,151		12/17/1986	300
Kirkland	WA		301,000	668,534	None	107	301,000	668,641	969,641	668,627		3/31/1988	300
Puyallup	WA		195,552	434,327	27,000	107	195,552	461,434	656,986	456,686		12/6/1988	300
Redmond	WA		279,830	621,513	None	107	279,830	621,620	901,450	621,606		7/27/1987	300
Renton	WA		111,183	515,490	None	None	111,183	515,490	626,673	515,490		3/24/1986	300
Appleton	WI		196,000	424,038	None	409	196,000	424,447	620,447	424,384		7/10/1990	300
Waukesha	WI		233,100	461,500	None	211	233,100	461,711	694,811	461,648		12/13/1990	300
Waukesha	WI		215,950	427,546	None	409	215,950	427,955	643,905	427,891		12/13/1990	300

Consumer appliances

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

North Liberty	IA		6,395,970	19,385,806	None	None	6,395,970	19,385,806	25,781,776	1,638,562		1/22/2013	420
Greenville	OH		820,230	12,985,433	35,481	None	820,230	13,020,914	13,841,144	1,797,112		7/31/2012	300
Marion	OH		801,003	25,410,810	None	None	801,003	25,410,810	26,211,813	2,147,818		1/22/2013	420

Consumer electronics
Tampa	FL		401,874	933,768	103,336	32,053	401,874	1,069,157	1,471,031	790,521		12/23/1997	300
Smyrna	GA		1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	2,291,810		6/9/1997	300
Jackson	MI		550,162	571,590	None	210	550,162	571,800	1,121,962	385,989	1/15/1999	9/25/1998	300
Pineville	NC		567,864	840,284	37,249	153	567,864	877,686	1,445,550	595,483		12/31/1998	300
Albion	NY		170,589	317,424	None	None	170,589	317,424	488,013	213,195		3/31/1999	300
Westbury	NY		6,333,590	3,952,773	256,823	None	6,333,590	4,209,596	10,543,186	2,956,891		9/29/1997	300
Austin	TX		3,630,000	5,083,734	None	None	3,630,000	5,083,734	8,713,734	279,605		8/19/2014	300

Consumer goods
West Branch	IA		969,797	19,896,576	125,814	None	969,797	20,022,390	20,992,187	2,638,124		9/20/2012	300
DeKalb	IL	20,496,000	3,507,503	50,808,610	None	None	3,507,503	50,808,610	54,316,113	4,294,537		1/22/2013	420
Loves Park	IL		1,010,778	10,068,142	None	None	1,010,778	10,068,142	11,078,920	850,998		1/22/2013	420
Rural Hall	NC		710,000	17,739,591	63,900	None	710,000	17,803,491	18,513,491	148,111		9/22/2015	420
Grantsville	UT		1,719,381	40,160,295	None	None	1,719,381	40,160,295	41,879,676	3,394,501		1/22/2013	420

Convenience stores
Daphne	AL		140,000	391,637	None	None	140,000	391,637	531,637	184,719		3/18/2004	300
Mobile	AL		190,000	301,637	None	None	190,000	301,637	491,637	142,269		3/18/2004	300
Mobile	AL		180,000	421,637	None	None	180,000	421,637	601,637	198,869		3/18/2004	300
North Little Rock	AR		1,138,381	2,112,637	1,500	None	1,138,381	2,114,137	3,252,518	236,324		3/29/2013	300
Florence	AZ		150,000	371,637	None	None	150,000	371,637	521,637	175,286		3/18/2004	300
Gilbert	AZ		680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	524,319		3/18/2004	300
Glendale	AZ		610,000	531,637	None	None	610,000	531,637	1,141,637	250,753		3/18/2004	300
Glendale	AZ		400,000	931,637	None	None	400,000	931,637	1,331,637	439,419		3/18/2004	300
Maricopa	AZ		170,000	361,637	None	None	170,000	361,637	531,637	170,569		3/18/2004	300
Mesa	AZ		560,000	821,637	None	None	560,000	821,637	1,381,637	387,536		3/18/2004	300
Mesa	AZ		750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	505,453		3/18/2004	300
Mesa	AZ		810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	500,736		3/18/2004	300
Mesa	AZ		890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	510,169		3/18/2004	300
Mesa	AZ		780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	505,453		3/18/2004	300
Mesa	AZ		900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	562,053		3/18/2004	300
Payson	AZ		210,000	351,637	None	None	210,000	351,637	561,637	165,853		3/18/2004	300
Payson	AZ		260,000	311,637	None	None	260,000	311,637	571,637	146,986		3/18/2004	300
Peoria	AZ		520,000	751,637	None	None	520,000	751,637	1,271,637	354,519		3/18/2004	300
Phoenix	AZ		440,000	511,637	None	None	440,000	511,637	951,637	241,319		3/18/2004	300
Phoenix	AZ		360,000	421,637	None	None	360,000	421,637	781,637	198,869		3/18/2004	300
Phoenix	AZ		710,000	591,637	None	None	710,000	591,637	1,301,637	279,053		3/18/2004	300
Phoenix	AZ		320,000	661,637	None	None	320,000	661,637	981,637	312,069		3/18/2004	300
Phoenix	AZ		450,000	651,637	None	None	450,000	651,637	1,101,637	307,353		3/18/2004	300
Phoenix	AZ		430,000	711,637	None	None	430,000	711,637	1,141,637	335,653		3/18/2004	300
Phoenix	AZ		730,000	931,637	None	None	730,000	931,637	1,661,637	439,419		3/18/2004	300
Phoenix	AZ		790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	496,019		3/18/2004	300
Pinetop	AZ		170,000	311,637	None	None	170,000	311,637	481,637	146,986		3/18/2004	300
Queen Creek	AZ		520,000	891,637	None	None	520,000	891,637	1,411,637	420,553		3/18/2004	300
Scottsdale	AZ		210,000	201,637	None	None	210,000	201,637	411,637	95,103		3/18/2004	300
Scottsdale	AZ		660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	486,586		3/18/2004	300
Sierra Vista	AZ		110,000	301,637	None	None	110,000	301,637	411,637	142,269		3/18/2004	300
Tempe	AZ		620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	505,453		3/18/2004	300
Tempe	AZ		270,000	461,637	None	None	270,000	461,637	731,637	217,736		3/18/2004	300
Tolleson	AZ		460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	580,919		3/18/2004	300
Tombstone	AZ		110,000	381,637	None	None	110,000	381,637	491,637	180,003		3/18/2004	300
Tucson	AZ		180,000	331,637	None	None	180,000	331,637	511,637	156,419		3/18/2004	300
Tucson	AZ		330,000	911,637	None	None	330,000	911,637	1,241,637	429,986		3/18/2004	300
Tucson	AZ		220,000	311,637	None	None	220,000	311,637	531,637	146,986		3/18/2004	300
Tucson	AZ		240,000	341,637	None	None	240,000	341,637	581,637	161,136		3/18/2004	300
Tucson	AZ		550,000	511,637	None	None	550,000	511,637	1,061,637	241,319		3/18/2004	300
Tucson	AZ		126,000	234,565	None	None	126,000	234,565	360,565	109,855		4/14/2004	300
Wellton	AZ		120,000	291,637	None	None	120,000	291,637	411,637	137,553		3/18/2004	300
Wickenburg	AZ		150,000	291,637	None	None	150,000	291,637	441,637	137,553		3/18/2004	300
Colorado Springs	CO		1,103,650	2,048,135	1,500	None	1,103,650	2,049,635	3,153,285	229,121		3/29/2013	300
Vernon	CT		179,646	319,372	None	13	179,646	319,385	499,031	265,617		3/9/1995	300
Westbrook	CT		98,247	373,340	None	None	98,247	373,340	471,587	310,494		3/9/1995	300
Camden	DE		113,811	174,435	None	None	113,811	174,435	288,246	89,246		3/19/2003	300
Camden	DE		250,528	379,165	None	None	250,528	379,165	629,693	193,999		3/19/2003	300
Dewey	DE		147,465	224,665	None	None	147,465	224,665	372,130	114,946		3/19/2003	300
Dover	DE		278,804	421,707	None	None	278,804	421,707	700,511	215,766		3/19/2003	300
Dover	DE		367,137	554,207	None	None	367,137	554,207	921,344	283,562		3/19/2003	300
Dover	DE		367,425	554,884	None	None	367,425	554,884	922,309	283,909		3/19/2003	300
Felton	DE		307,260	464,391	None	None	307,260	464,391	771,651	237,606		3/19/2003	300
Greenwood	DE		632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	382,429		11/29/2007	300
Harrington	DE		563,812	849,220	None	None	563,812	849,220	1,413,032	434,510		3/19/2003	300
Milford	DE		310,049	468,575	None	None	310,049	468,575	778,624	239,747		3/19/2003	300
New Castle	DE		589,325	887,488	None	None	589,325	887,488	1,476,813	454,091		3/19/2003	300
Smyrna	DE		121,774	186,436	None	None	121,774	186,436	308,210	95,386		3/19/2003	300
Smyrna	DE		401,135	605,332	None	None	401,135	605,332	1,006,467	309,721		3/19/2003	300
Townsend	DE		241,416	365,749	None	None	241,416	365,749	607,165	187,134		3/19/2003	300
Wilmington	DE		280,682	424,525	None	None	280,682	424,525	705,207	217,208		3/19/2003	300
Archer	FL		296,238	578,145	None	None	296,238	578,145	874,383	384,465		5/7/1999	300
Bradenton	FL		946,638	1,671,528	499	None	946,638	1,672,027	2,618,665	197,943		1/22/2013	300
Bradenton	FL		414,000	107,500	1,500	None	414,000	109,000	523,000	12,429		3/8/2013	300
Bushnell	FL		130,000	291,637	None	None	130,000	291,637	421,637	137,553		3/18/2004	300
Clearwater	FL		359,792	311,845	None	None	359,792	311,845	671,637	147,084		3/18/2004	300
Cocoa	FL		323,827	287,810	None	None	323,827	287,810	611,637	135,748		3/18/2004	300
Deltona	FL		140,000	321,637	None	None	140,000	321,637	461,637	151,703		3/18/2004	300
Englewood	FL		270,000	331,637	None	None	270,000	331,637	601,637	156,419		3/18/2004	300
Gainesville	FL		515,834	873,187	None	None	515,834	873,187	1,389,021	580,668		5/7/1999	300
Gainesville	FL		480,318	600,633	None	None	480,318	600,633	1,080,951	399,420		5/7/1999	300
Gainesville	FL		347,310	694,859	None	None	347,310	694,859	1,042,169	462,080		5/7/1999	300
Gainesville	FL		339,263	658,807	None	None	339,263	658,807	998,070	438,105		5/7/1999	300
Gainesville	FL		351,921	552,557	None	None	351,921	552,557	904,478	367,449		5/7/1999	300
Gainesville	FL		500,032	850,291	None	None	500,032	850,291	1,350,323	565,442		5/7/1999	300
Homosassa Springs	FL		740,000	621,637	None	None	740,000	621,637	1,361,637	293,203		3/18/2004	300
Hudson	FL		300,000	351,637	None	None	300,000	351,637	651,637	165,853		3/18/2004	300
Intercession City	FL		161,776	319,861	None	None	161,776	319,861	481,637	150,865		3/18/2004	300
Jacksonville	FL		266,111	494,206	None	None	266,111	494,206	760,317	231,453		4/1/2004	300
Key West	FL		873,700	627,937	None	None	873,700	627,937	1,501,637	296,174		3/18/2004	300
Key West	FL		492,785	208,852	None	None	492,785	208,852	701,637	98,506		3/18/2004	300
Lakeland	FL		527,076	464,561	None	None	527,076	464,561	991,637	219,115		3/18/2004	300
Lakeland	FL		300,000	321,637	None	None	300,000	321,637	621,637	151,703		3/18/2004	300
Land O Lakes	FL		120,000	361,637	None	None	120,000	361,637	481,637	170,569		3/18/2004	300
Largo	FL		900,000	1,475,882	None	None	900,000	1,475,882	2,375,882	99,059	4/9/2014	8/13/2013	300
Lutz	FL		480,000	421,637	None	None	480,000	421,637	901,637	198,869		3/18/2004	300
Moore Haven	FL		180,342	331,295	None	None	180,342	331,295	511,637	156,258		3/18/2004	300
Mount Dora	FL		1,423,518	2,513,578	751	None	1,423,518	2,514,329	3,937,847	297,659		1/22/2013	300
Naples	FL		150,000	301,637	None	None	150,000	301,637	451,637	142,269		3/18/2004	300
Naples	FL		620,000	381,637	None	None	620,000	381,637	1,001,637	180,003		3/18/2004	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

New Port Richey	FL		190,000	601,637	None	None	190,000	601,637	791,637	283,769		3/18/2004	300
North Fort Myers	FL		140,000	281,637	None	None	140,000	281,637	421,637	132,836		3/18/2004	300
Okeechobee	FL		195,075	346,562	None	None	195,075	346,562	541,637	163,459		3/18/2004	300
Orlando	FL		240,000	301,637	None	None	240,000	301,637	541,637	142,269		3/18/2004	300
Palm Bay	FL		230,880	300,757	None	None	230,880	300,757	531,637	141,854		3/18/2004	300
Palm Harbor	FL		510,000	381,637	None	None	510,000	381,637	891,637	180,003		3/18/2004	300
Panama City	FL		210,000	431,637	None	None	210,000	431,637	641,637	203,586		3/18/2004	300
Pensacola	FL		168,000	312,727	None	None	168,000	312,727	480,727	146,458		4/14/2004	300
Port Charlotte	FL		170,000	311,637	None	None	170,000	311,637	481,637	146,986		3/18/2004	300
Port Charlotte	FL		200,000	356,637	None	None	200,000	356,637	556,637	168,211		3/18/2004	300
Port Orange	FL		609,438	512,199	None	None	609,438	512,199	1,121,637	241,585		3/18/2004	300
Punta Gorda	FL		400,000	511,637	None	None	400,000	511,637	911,637	241,319		3/18/2004	300
Riverview	FL		1,930,000	1,423,752	None	None	1,930,000	1,423,752	3,353,752	121,243	8/30/2013	8/13/2012	300
Tallahassee	FL		600,000	341,637	None	None	600,000	341,637	941,637	161,136		3/18/2004	300
Tampa	FL		300,000	301,637	None	None	300,000	301,637	601,637	142,269		3/18/2004	300
Tampa	FL		380,000	361,637	None	None	380,000	361,637	741,637	170,569		3/18/2004	300
Tampa	FL		320,000	591,637	None	None	320,000	591,637	911,637	279,053		3/18/2004	300
Webster	FL		640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	505,453		3/18/2004	300
Winter Springs	FL		150,000	291,637	None	None	150,000	291,637	441,637	137,553		3/18/2004	300
Augusta	GA		620,000	383,232	None	None	620,000	383,232	1,003,232	252,289		7/22/1999	300
Augusta	GA		540,000	337,853	None	None	540,000	337,853	877,853	222,416		7/22/1999	300
Augusta	GA		510,000	392,929	None	None	510,000	392,929	902,929	258,674		7/22/1999	300
Augusta	GA		180,000	422,020	None	None	180,000	422,020	602,020	277,827		7/22/1999	300
Augusta	GA		260,000	392,171	None	None	260,000	392,171	652,171	258,176		7/22/1999	300
Augusta	GA		240,000	451,637	None	None	240,000	451,637	691,637	213,019		3/18/2004	300
Calhoun	GA		122,500	228,742	None	None	122,500	228,742	351,242	111,696		10/16/2003	300
Calhoun	GA		262,500	488,742	None	None	262,500	488,742	751,242	238,663		10/16/2003	300
Cartersville	GA		262,500	488,742	None	None	262,500	488,742	751,242	238,663		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	127,567		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	127,567		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	127,567		10/16/2003	300
Chickamauga	GA		181,731	338,742	None	None	181,731	338,742	520,473	165,413		10/16/2003	300
Dalton	GA		171,500	319,742	None	None	171,500	319,742	491,242	156,134		10/16/2003	300
Dalton	GA		87,500	163,742	None	None	87,500	163,742	251,242	79,954		10/16/2003	300
Dalton	GA		485,650	903,162	None	None	485,650	903,162	1,388,812	441,038		10/16/2003	300
Dalton	GA		146,000	272,385	None	None	146,000	272,385	418,385	133,008		10/16/2003	300
Dalton	GA		420,000	781,242	None	None	420,000	781,242	1,201,242	381,500		10/16/2003	300
Dalton	GA		210,000	391,242	None	None	210,000	391,242	601,242	191,050		10/16/2003	300
Dalton	GA		332,500	618,742	None	None	332,500	618,742	951,242	302,146		10/16/2003	300
Dalton	GA		437,500	813,742	None	None	437,500	813,742	1,251,242	397,371		10/16/2003	300
Decatur	GA		529,383	532,429	None	296	529,383	532,725	1,062,108	395,046		6/27/1997	300
Decatur	GA	1,860,265	1,622,631	2,865,162	856	None	1,622,631	2,866,018	4,488,649	339,294		1/22/2013	300
Dunwoody	GA		545,462	724,254	None	296	545,462	724,550	1,270,012	537,308		6/27/1997	300
Flintstone	GA		157,500	293,742	None	None	157,500	293,742	451,242	143,438		10/16/2003	300
La Fayette	GA		122,500	228,742	None	None	122,500	228,742	351,242	111,696		10/16/2003	300
Lithonia	GA		386,784	776,436	None	None	386,784	776,436	1,163,220	575,800		6/27/1997	300
Mableton	GA		491,069	355,957	None	None	491,069	355,957	847,026	263,953		6/27/1997	300
Martinez	GA		450,000	402,777	None	None	450,000	402,777	852,777	265,157		7/22/1999	300
Martinez	GA		830,000	871,637	None	None	830,000	871,637	1,701,637	411,119		3/18/2004	300
Norcross	GA		384,162	651,273	None	None	384,162	651,273	1,035,435	482,967		6/27/1997	300
Ringgold	GA		234,500	1,168,914	(7,829)	None	226,671	1,168,914	1,395,585	519,590		10/16/2003	300
Ringgold	GA		385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	349,758		10/16/2003	300
Ringgold	GA		482,251	896,851	None	None	482,251	896,851	1,379,102	437,956		10/16/2003	300
Rocky Face	GA		164,231	306,241	None	None	164,231	306,241	470,472	149,542		10/16/2003	300
Rome	GA		210,000	391,242	None	None	210,000	391,242	601,242	191,050		10/16/2003	300
Rome	GA		199,199	371,183	None	None	199,199	371,183	570,382	181,255		10/16/2003	300
Rome	GA		201,791	375,997	(22,030)	None	179,761	375,997	555,758	183,606		10/16/2003	300
Rome	GA		315,000	586,242	None	None	315,000	586,242	901,242	286,275		10/16/2003	300
Rossville	GA		157,500	293,742	None	None	157,500	293,742	451,242	143,438		10/16/2003	300
Summerville	GA		66,231	124,242	None	None	66,231	124,242	190,473	60,665		10/16/2003	300
Trenton	GA		129,231	241,242	None	None	129,231	241,242	370,473	117,800		10/16/2003	300
Adair	IA		779,853	1,377,027	411	None	779,853	1,377,438	2,157,291	163,068		1/22/2013	300
Neola	IA		784,675	1,385,540	414	None	784,675	1,385,954	2,170,629	164,076		1/22/2013	300
Belvidere	IL		768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	345,559		12/28/2009	300
Dekalb	IL		661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	297,604		12/28/2009	300
Godfrey	IL		374,586	733,190	None	None	374,586	733,190	1,107,776	543,718		6/27/1997	300
Granite City	IL		362,287	737,255	None	None	362,287	737,255	1,099,542	546,734		6/27/1997	300
Hartford	IL		599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	269,631		12/28/2009	300
Loves Park	IL		547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	328,180		12/20/2007	300
Loves Park	IL		760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	342,137		12/28/2009	300
Machesney Park	IL		562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	252,713		12/28/2009	300
Marengo	IL		501,948	930,688	1,500	None	501,948	932,188	1,434,136	225,816		12/28/2009	300
Rochelle	IL		607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	363,685		12/20/2007	300
Rockford	IL		463,050	858,450	1,500	None	463,050	859,950	1,323,000	208,359		12/28/2009	300
Rockford	IL		388,631	720,244	1,500	None	388,631	721,744	1,110,375	174,959		12/28/2009	300
Tuscola	IL		752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	338,785		12/28/2009	300
Albany	IN		427,437	794,632	2,000	None	427,437	796,632	1,224,069	275,862		5/25/2007	300
Alexandria	IN		139,219	259,369	None	None	139,219	259,369	398,588	89,479		5/25/2007	300
Anderson	IN		147,263	274,307	None	None	147,263	274,307	421,570	94,633		5/25/2007	300
Anderson	IN		283,430	527,190	2,000	None	283,430	529,190	812,620	183,594		5/25/2007	300
Elkhart	IN		495,914	922,471	1,500	None	495,914	923,971	1,419,885	319,537		5/25/2007	300
Frankfort	IN		208,666	388,345	2,000	None	208,666	390,345	599,011	135,692		5/25/2007	300
Greenwood	IN		173,250	323,022	None	None	173,250	323,022	496,272	111,439		5/25/2007	300
Hartford City	IN		250,310	465,702	2,000	None	250,310	467,702	718,012	162,380		5/25/2007	300
Indianapolis	IN		129,938	242,134	None	None	129,938	242,134	372,072	83,533		5/25/2007	300
Indianapolis	IN		269,294	500,939	1,500	None	269,294	502,439	771,733	174,108		5/25/2007	300
Indianapolis	IN		318,432	592,193	1,500	None	318,432	593,693	912,125	205,591		5/25/2007	300
Knox	IN		341,250	633,499	1,500	None	341,250	634,999	976,249	209,236		10/9/2007	300
Lafayette	IN		147,263	274,309	None	None	147,263	274,309	421,572	94,633		5/25/2007	300
Lafayette	IN		112,613	209,959	None	None	112,613	209,959	322,572	72,433		5/25/2007	300
Marion	IN		209,196	389,995	1,500	None	209,196	391,495	600,691	135,833		5/25/2007	300
Michigan City	IN		227,500	422,249	1,500	None	227,500	423,749	651,249	139,876		10/9/2007	300
Mishawaka	IN		123,983	231,743	2,000	None	123,983	233,743	357,726	81,665		5/25/2007	300
Morristown	IN		366,590	682,082	2,000	None	366,590	684,082	1,050,672	237,032		5/25/2007	300
Muncie	IN		103,950	193,870	None	None	103,950	193,870	297,820	66,882		5/25/2007	300
Muncie	IN		184,237	342,974	2,000	None	184,237	344,974	529,211	120,039		5/25/2007	300
New Albany	IN		181,459	289,353	None	None	181,459	289,353	470,812	240,645		3/3/1995	300
New Albany	IN		262,465	331,796	None	None	262,465	331,796	594,261	275,943		3/6/1995	300
New Castle	IN		138,600	258,672	None	None	138,600	258,672	397,272	89,238		5/25/2007	300
New Castle	IN		79,854	149,572	1,000	None	79,854	150,572	230,426	52,457		5/25/2007	300
New Castle	IN		203,941	380,019	1,500	None	203,941	381,519	585,460	132,391		5/25/2007	300
Richmond	IN		281,248	523,589	1,500	None	281,248	525,089	806,337	181,922		5/25/2007	300
Richmond	IN		255,908	476,528	2,000	None	255,908	478,528	734,436	166,116		5/25/2007	300
Rushville	IN		138,600	258,672	None	None	138,600	258,672	397,272	89,238		5/25/2007	300
Rushville	IN		121,275	226,497	None	None	121,275	226,497	347,772	78,138		5/25/2007	300
South Bend	IN		372,387	693,064	2,000	None	372,387	695,064	1,067,451	240,821		5/25/2007	300
Wabash	IN		430,437	800,871	2,000	None	430,437	802,871	1,233,308	278,014		5/25/2007	300
Wabash	IN		334,923	623,488	1,500	13	334,923	625,001	959,924	216,394		5/25/2007	300
Warsaw	IN		415,275	772,713	1,500	13	415,275	774,226	1,189,501	267,876		5/25/2007	300
West Lafayette	IN		1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	464,085		5/25/2007	300
Zionsville	IN		910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	585,428		5/25/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Berea	KY		252,077	360,815	None	None	252,077	360,815	612,892	300,078		3/8/1995	300
Elizabethtown	KY		286,106	286,106	None	439	286,106	286,545	572,651	238,100		3/3/1995	300
Lebanon	KY		158,052	316,105	None	153	158,052	316,258	474,310	263,021		3/3/1995	300
Louisville	KY		198,926	368,014	None	None	198,926	368,014	566,940	306,065		3/3/1995	300
Louisville	KY		216,849	605,697	None	None	216,849	605,697	822,546	473,320	6/18/1996	11/17/1995	300
Mount Washington	KY		327,245	479,593	None	None	327,245	479,593	806,838	366,920	12/6/1996	5/31/1996	300
Baton Rouge	LA		500,000	521,637	None	None	500,000	521,637	1,021,637	246,036		3/18/2004	300
Baton Rouge	LA		210,000	361,637	None	None	210,000	361,637	571,637	170,569		3/18/2004	300
Bossier City	LA		230,000	431,637	None	None	230,000	431,637	661,637	203,586		3/18/2004	300
Destrehan	LA		200,000	411,637	None	None	200,000	411,637	611,637	194,153		3/18/2004	300
Lafayette	LA		240,000	391,637	None	None	240,000	391,637	631,637	184,719		3/18/2004	300
Pineville	LA		170,000	371,637	None	None	170,000	371,637	541,637	175,286		3/18/2004	300
Shreveport	LA		192,500	358,227	None	None	192,500	358,227	550,727	167,767		4/14/2004	300
Amherst	MA		110,969	639,806	None	None	110,969	639,806	750,775	316,704		8/18/2003	300
North Reading	MA		574,601	756,174	None	None	574,601	756,174	1,330,775	374,306		8/18/2003	300
Seekonk	MA		298,354	268,518	None	None	298,354	268,518	566,872	223,318		3/3/1995	300
Berlin	MD		255,951	387,395	None	None	255,951	387,395	643,346	198,210		3/19/2003	300
Crisfield	MD		219,704	333,024	None	None	219,704	333,024	552,728	170,390		3/19/2003	300
Hebron	MD		376,251	567,844	None	None	376,251	567,844	944,095	290,540		3/19/2003	300
La Plata	MD		1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,447,853		8/6/2002	300
Mechanicsville	MD		1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,549,610		6/27/2002	300
Millersville	MD		830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,460,513		6/27/2002	300
Breckenridge	MI		437,500	811,968	1,500	None	437,500	813,468	1,250,968	267,834		10/9/2007	300
Carson City	MI		262,500	486,468	2,000	None	262,500	488,468	750,968	161,374		10/9/2007	300
Charlevoix	MI		385,000	713,013	2,500	None	385,000	715,513	1,100,513	236,168		10/9/2007	300
Cheboygan	MI		280,000	518,013	2,500	None	280,000	520,513	800,513	172,143		10/9/2007	300
Clare	MI		306,250	567,718	2,000	None	306,250	569,718	875,968	188,051		10/9/2007	300
Clare	MI		229,250	426,218	500	None	229,250	426,718	655,968	140,354		10/9/2007	300
Comstock Park	MI		315,000	583,761	2,500	None	315,000	586,261	901,261	193,730		10/9/2007	300
Farwell	MI		437,500	811,468	2,000	None	437,500	813,468	1,250,968	268,082		10/9/2007	300
Flint	MI		194,492	476,504	None	139	194,492	476,643	671,135	382,137		12/21/1995	300
Gladwin	MI		140,000	259,013	1,500	None	140,000	260,513	400,513	86,280		10/9/2007	300
Grand Rapids	MI		437,500	812,261	1,500	None	437,500	813,761	1,251,261	267,930		10/9/2007	300
Kalamazoo	MI		238,000	442,249	1,000	None	238,000	443,249	681,249	146,030		10/9/2007	300
Kalkaska	MI		437,500	809,513	3,500	None	437,500	813,013	1,250,513	268,678		10/9/2007	300
Lake City	MI		115,500	213,513	1,500	None	115,500	215,013	330,513	71,341		10/9/2007	300
Lakeview	MI		96,250	177,718	2,000	None	96,250	179,718	275,968	60,001		10/9/2007	300
Mackinaw City	MI		455,000	844,513	1,000	None	455,000	845,513	1,300,513	278,107		10/9/2007	300
Mecosta	MI		122,500	227,468	1,000	None	122,500	228,468	350,968	75,510		10/9/2007	300
Midland	MI		437,500	811,013	2,000	None	437,500	813,013	1,250,513	267,933		10/9/2007	300
Mount Pleasant	MI		162,750	300,794	2,500	13	162,750	303,307	466,057	100,828		10/9/2007	300
Mount Pleasant	MI		463,750	860,718	1,500	None	463,750	862,218	1,325,968	283,840		10/9/2007	300
Mount Pleasant	MI		210,000	388,968	2,000	None	210,000	390,968	600,968	129,361		10/9/2007	300
Mount Pleasant	MI		437,500	810,968	2,500	None	437,500	813,468	1,250,968	268,330		10/9/2007	300
Mount Pleasant	MI		350,000	649,468	1,500	None	350,000	650,968	1,000,968	214,480		10/9/2007	300
Mount Pleasant	MI		175,000	324,468	1,500	None	175,000	325,968	500,968	107,771		10/9/2007	300
Petoskey	MI		490,000	909,513	1,000	None	490,000	910,513	1,400,513	299,448		10/9/2007	300
Prudenville	MI		133,000	245,013	2,500	None	133,000	247,513	380,513	82,508		10/9/2007	300
Saginaw	MI		262,500	486,513	1,500	None	262,500	488,013	750,513	160,976		10/9/2007	300
Standish	MI		92,750	171,263	1,500	None	92,750	172,763	265,513	57,469		10/9/2007	300
Traverse City	MI		210,000	389,002	2,000	None	210,000	391,002	601,002	129,372		10/9/2007	300
Walker	MI		586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	358,628		10/9/2007	300
Alexandria	MN		132,924	244,858	2,000	None	132,924	246,858	379,782	50,396		12/1/2010	300
Andover	MN		888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	333,455		12/1/2010	300
Apple Valley	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	131,697		12/1/2010	300
Baxter	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	131,697		12/1/2010	300
Blaine	MN		767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	287,974		12/1/2010	300
Bloomington	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	98,926		12/1/2010	300
Bloomington	MN		676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	253,927		12/1/2010	300
Brainerd	MN		490,000	907,000	3,000	None	490,000	910,000	1,400,000	184,437		12/1/2010	300
Brooklyn Center	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	367,405		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Brooklyn Park	MN		830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	311,594		12/1/2010	300
Brooklyn Park	MN		578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	217,449		12/1/2010	300
Brooklyn Park	MN		750,697	1,391,651	2,500	None	750,697	1,394,151	2,144,848	146,790		5/1/2013	300
Burnsville	MN		615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	230,882		12/1/2010	300
Burnsville	MN		515,298	954,981	2,000	None	515,298	956,981	1,472,279	193,605		12/1/2010	300
Burnsville	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	131,697		12/1/2010	300
Burnsville	MN		932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	349,878		12/1/2010	300
Chaska	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Chaska	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	184,130		12/1/2010	300
Chaska	MN		410,797	760,408	2,500	None	410,797	762,908	1,173,705	80,510		5/1/2013	300
Columbia Heights	MN		673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	252,540		12/1/2010	300
Coon Rapids	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	184,130		12/1/2010	300
Cottage Grove	MN		805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	302,438		12/1/2010	300
Crystal	MN		552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	207,590		12/1/2010	300
Crystal	MN		740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	277,955		12/1/2010	300
Eagan	MN		906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	340,193		12/1/2010	300
Eagan	MN		699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	262,509		12/1/2010	300
Eden Prairie	MN		947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	355,397		12/1/2010	300
Eden Prairie	MN		485,526	899,690	2,000	None	485,526	901,690	1,387,216	182,454		12/1/2010	300
Edina	MN		568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	213,677		12/1/2010	300
Elk River	MN		613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	230,085		12/1/2010	300
Elk River	MN		456,850	846,435	2,000	None	456,850	848,435	1,305,285	171,714		12/1/2010	300
Excelsior	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	98,926		12/1/2010	300
Falcon Heights	MN		494,415	916,199	2,000	None	494,415	918,199	1,412,614	185,783		12/1/2010	300
Farmington	MN		437,500	810,500	2,000	None	437,500	812,500	1,250,000	164,468		12/1/2010	300
Forest Lake	MN		398,985	739,473	1,500	None	398,985	740,973	1,139,958	149,890		12/1/2010	300
Fridley	MN		519,325	962,461	2,000	None	519,325	964,461	1,483,786	195,113		12/1/2010	300
Fridley	MN		706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	265,138		12/1/2010	300
Fridley	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Golden Valley	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Ham Lake	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Hastings	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Inver Grove Heigh	MN		134,705	248,666	1,500	None	134,705	250,166	384,871	50,910		12/1/2010	300
Inver Grove Heigh	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Lakeville	MN		631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	237,258		12/1/2010	300
Lakeville	MN		654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	245,894		12/1/2010	300
Litchfield	MN		388,788	720,536	1,500	None	388,788	722,036	1,110,824	146,071		12/1/2010	300
Little Falls	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Long Lake	MN		808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	303,432		12/1/2010	300
Maplewood	MN		931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	349,302		12/1/2010	300
Maplewood	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Mendota Heights	MN		827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	310,354		12/1/2010	300
Mendota Heights	MN		717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	269,450		12/1/2010	300
Minneapolis	MN		967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	363,017		12/1/2010	300
Minneapolis	MN		856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	321,251		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Minneapolis	MN		938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	352,005		12/1/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Minneapolis	MN		365,977	678,171	1,500	None	365,977	679,671	1,045,648	137,527		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Minneapolis	MN		738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	277,059		12/1/2010	300
Minneapolis	MN		811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	304,390		12/1/2010	300
Minneapolis	MN		539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	202,572		12/1/2010	300
Minneapolis	MN		577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	216,740		12/1/2010	300
Minneapolis	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Minneapolis	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Minneapolis	MN		350,000	648,500	1,500	None	350,000	650,000	1,000,000	131,543		12/1/2010	300
Minneapolis	MN		759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	285,031		12/1/2010	300
Minnetonka	MN		582,162	1,079,158	2,000	None	582,162	1,081,158	1,663,320	113,845		5/1/2013	300
Monticello	MN		589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	221,449		12/1/2010	300
Mounds View	MN		743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	279,232		12/1/2010	300
New Brighton	MN		585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	219,571		12/1/2010	300
New Hope	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Newport	MN		967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	362,863		12/1/2010	300
Oak Park Heights	MN		635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	238,495		12/1/2010	300
Pine City	MN		644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	242,114		12/1/2010	300
Princeton	MN		546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	205,199		12/1/2010	300
Ramsey	MN		650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	244,130		12/1/2010	300
Richfield	MN		630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	236,766		12/1/2010	300
Richfield	MN		678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	254,621		12/1/2010	300
Richfield	MN		436,919	809,921	1,500	None	436,919	811,421	1,248,340	164,097		12/1/2010	300
Richfield	MN		839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	315,025		12/1/2010	300
Rogers	MN		781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	293,230		12/1/2010	300
Roseville	MN		403,786	748,387	1,500	None	403,786	749,887	1,153,673	151,687		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Saint Cloud	MN		786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	294,884		12/1/2010	300
Saint Cloud	MN		175,000	322,000	3,000	None	175,000	325,000	500,000	66,462		12/1/2010	300
Saint Cloud	MN		677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	254,186		12/1/2010	300
Saint Michael	MN		561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	211,101		12/1/2010	300
Saint Paul	MN		808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	303,358		12/1/2010	300
Saint Paul	MN		418,774	776,223	1,500	None	418,774	777,723	1,196,497	157,301		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Saint Paul	MN		832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	312,271		12/1/2010	300
Saint Paul	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	367,405		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	367,405		12/1/2010	300
Saint Paul	MN		576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	216,493		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	367,405		12/1/2010	300
Saint Paul	MN		531,091	984,311	2,000	None	531,091	986,311	1,517,402	199,519		12/1/2010	300
Saint Paul	MN		592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	222,409		12/1/2010	300
Saint Paul	MN		739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	277,337		12/1/2010	300
Saint Paul	MN		788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	295,866		12/1/2010	300
Saint Paul	MN		950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	356,512		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Saint Paul	MN		262,500	486,000	1,500	None	262,500	487,500	750,000	98,773		12/1/2010	300
Saint Paul	MN		541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	203,282		12/1/2010	300
Saint Paul	MN		827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	310,266		12/1/2010	300
Saint Paul	MN		789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	296,408		12/1/2010	300
Saint Paul	MN		648,354	1,202,586	1,500	None	648,354	1,204,086	1,852,440	126,672		5/1/2013	300
Saint Paul Park	MN		1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	720,958		12/1/2010	300
Sauk Rapids	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Savage	MN		605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	227,130		12/1/2010	300
Savage	MN		569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	213,637		12/1/2010	300
Savage	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Shakopee	MN		522,391	966,156	4,000	None	522,391	970,156	1,492,547	196,875		12/1/2010	300
Shakopee	MN		477,517	883,817	3,000	None	477,517	886,817	1,364,334	179,761		12/1/2010	300
Shakopee	MN		688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	258,407		12/1/2010	300
Shakopee	MN		783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	293,998		12/1/2010	300
Vadnais Heights	MN		931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	349,445		12/1/2010	300
White Bear Lake	MN		943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	354,143		12/1/2010	300
White Bear Lake	MN		860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	322,899		12/1/2010	300
Woodbury	MN		962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	360,939		12/1/2010	300
Zimmerman	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	367,558		12/1/2010	300
Bolivar	MO		712,586	1,258,249	376	None	712,586	1,258,625	1,971,211	149,002		1/22/2013	300
Bolivar	MO		734,876	1,297,609	388	None	734,876	1,297,997	2,032,873	153,663		1/22/2013	300
Fair Grove	MO		331,197	584,812	89,200	127	331,197	674,139	1,005,336	83,909		1/22/2013	300
Hollister	MO		660,909	1,167,001	349	None	660,909	1,167,350	1,828,259	138,197		1/22/2013	300
Monett	MO		493,610	871,592	260	None	493,610	871,852	1,365,462	103,214		1/22/2013	300
Springfield	MO		471,920	833,292	249	None	471,920	833,541	1,305,461	98,679		1/22/2013	300
Springfield	MO		794,438	1,402,780	419	None	794,438	1,403,199	2,197,637	166,118		1/22/2013	300
Springfield	MO		805,817	1,422,872	425	None	805,817	1,423,297	2,229,114	168,497		1/22/2013	300
Springfield	MO		600,117	1,059,657	317	None	600,117	1,059,974	1,660,091	125,485		1/22/2013	300
Springfield	MO		735,236	1,298,243	388	None	735,236	1,298,631	2,033,867	153,739		1/22/2013	300
Springfield	MO		782,041	1,380,889	413	None	782,041	1,381,302	2,163,343	163,526		1/22/2013	300
Springfield	MO		1,955,824	3,453,498	1,032	None	1,955,824	3,454,530	5,410,354	408,965		1/22/2013	300
Springfield	MO		839,527	1,482,396	443	None	839,527	1,482,839	2,322,366	175,546		1/22/2013	300
Waynesville	MO		511,912	903,909	270	None	511,912	904,179	1,416,091	107,041		1/22/2013	300
Brandon	MS		671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	526,067		6/30/2005	300
Flowood	MS		437,926	813,832	None	None	437,926	813,832	1,251,758	343,166		6/30/2005	300
Flowood	MS		399,972	743,347	None	None	399,972	743,347	1,143,319	313,445		6/30/2005	300
Jackson	MS		329,904	613,221	None	None	329,904	613,221	943,125	258,575		6/30/2005	300
Jackson	MS		540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	423,185		6/30/2005	300
Marion	MS		350,341	651,013	None	None	350,341	651,013	1,001,354	274,511		6/30/2005	300
Meridian	MS		437,926	813,671	None	None	437,926	813,671	1,251,597	343,099		6/30/2005	300
Meridian	MS		405,811	754,030	None	None	405,811	754,030	1,159,841	317,950		6/30/2005	300
Meridian	MS		145,975	271,478	None	None	145,975	271,478	417,453	114,474		6/30/2005	300
Meridian	MS		280,273	520,887	None	None	280,273	520,887	801,160	219,641		6/30/2005	300
Meridian	MS		321,146	596,794	None	None	321,146	596,794	917,940	249,659		7/19/2005	300
Newton	MS		467,121	867,891	None	None	467,121	867,891	1,335,012	365,961		6/30/2005	300
Pearl	MS		544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	426,615		6/30/2005	300
Philadelphia	MS		472,960	878,735	None	None	472,960	878,735	1,351,695	370,534		6/30/2005	300
Southaven	MS		310,000	641,637	None	None	310,000	641,637	951,637	302,636		3/18/2004	300
Terry	MS		583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	457,479		6/30/2005	300
Waveland	MS		180,000	331,637	None	None	180,000	331,637	511,637	156,419		3/18/2004	300
Archdale	NC		410,000	731,637	None	None	410,000	731,637	1,141,637	345,086		3/18/2004	300
Banner Elk	NC		386,993	718,861	2,000	None	386,993	720,861	1,107,854	225,594		3/27/2008	300
Banner Elk	NC		355,330	660,558	1,500	None	355,330	662,058	1,017,388	207,035		3/27/2008	300
Burgaw	NC		198,774	369,653	1,000	None	198,774	370,653	569,427	115,982		3/27/2008	300
Burgaw	NC		457,356	849,377	1,500	None	457,356	850,877	1,308,233	265,884		3/27/2008	300
Carolina Beach	NC		457,356	848,929	2,000	None	457,356	850,929	1,308,285	266,132		3/27/2008	300
Cary	NC		255,064	473,349	2,500	None	255,064	475,849	730,913	149,463		3/27/2008	300
Charlotte	NC		300,000	291,637	None	None	300,000	291,637	591,637	137,553		3/18/2004	300
Charlotte	NC		640,000	581,637	None	None	640,000	581,637	1,221,637	274,336		3/18/2004	300
Durham	NC		720,000	851,637	None	None	720,000	851,637	1,571,637	401,686		3/18/2004	300
Goldsboro	NC		460,000	740,625	None	None	460,000	740,625	1,200,625	443,117		1/25/2001	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Hampstead	NC		562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	326,768		3/27/2008	300
Holly Ridge	NC		721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	418,634		3/27/2008	300
Hubert	NC		404,584	750,372	2,500	None	404,584	752,872	1,157,456	235,802		3/27/2008	300
Jacksonville	NC		180,000	371,637	None	None	180,000	371,637	551,637	175,286		3/18/2004	300
Jacksonville	NC		140,000	260,727	None	None	140,000	260,727	400,727	122,104		4/14/2004	300
Jacksonville	NC		351,812	653,367	1,500	None	351,812	654,867	1,006,679	204,794		3/27/2008	300
Kinston	NC		550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	770,531		10/24/1997	300
Raleigh	NC		740,000	791,637	None	None	740,000	791,637	1,531,637	373,386		3/18/2004	300
Richlands	NC		492,537	914,735	1,500	None	492,537	916,235	1,408,772	286,253		3/27/2008	300
Richlands	NC		376,439	698,103	2,500	None	376,439	700,603	1,077,042	219,512		3/27/2008	300
Riegelwood	NC		-	452,416	1,500	None	-	453,916	453,916	150,630		3/27/2008	283
Roanoke Rapids	NC		834,223	1,551,226	480	50,351	834,223	1,602,057	2,436,280	571,228		11/1/2006	300
Roxboro	NC		243,112	368,107	None	None	243,112	368,107	611,219	188,341		3/19/2003	300
Shallotte	NC		492,537	914,766	1,500	None	492,537	916,266	1,408,803	286,263		3/27/2008	300
Southern Pines	NC		600,000	300,625	None	None	600,000	300,625	900,625	179,851		1/25/2001	300
Wallace	NC		-	175,408	2,000	None	-	177,408	177,408	76,410		3/27/2008	219
Wilmington	NC		228,678	424,774	1,500	None	228,678	426,274	654,952	133,549		3/27/2008	300
Wilmington	NC		527,718	979,145	2,500	None	527,718	981,645	1,509,363	307,103		3/27/2008	300
Wilmington	NC		351,812	653,930	1,000	None	351,812	654,930	1,006,742	204,582		3/27/2008	300
Wilmington	NC		474,946	881,640	2,000	None	474,946	883,640	1,358,586	276,327		3/27/2008	300
Wilmington	NC		-	351,366	2,000	None	-	353,366	353,366	194,743		3/27/2008	170
Wilmington	NC		364,126	676,287	1,500	None	364,126	677,787	1,041,913	211,938		3/27/2008	300
Wilmington	NC		439,765	817,271	1,000	None	439,765	818,271	1,258,036	255,490		3/27/2008	300
Wilmington	NC		-	804,196	1,500	None	-	805,696	805,696	251,803		3/27/2008	300
Wilmington	NC		386,993	718,788	1,500	None	386,993	720,288	1,107,281	225,184		3/27/2008	300
Wilmington	NC		527,718	979,102	2,500	None	527,718	981,602	1,509,320	307,090		3/27/2008	300
Wilmington	NC		334,222	620,284	2,000	None	334,222	622,284	956,506	194,871		3/27/2008	300
Wilmington	NC		334,222	620,751	1,500	None	334,222	622,251	956,473	194,629		3/27/2008	300
Winston Salem	NC		320,000	311,637	None	None	320,000	311,637	631,637	146,986		3/18/2004	300
Zebulon	NC		306,077	568,087	2,500	None	306,077	570,587	876,664	178,990		3/27/2008	300
Absecon	NJ		1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	1,376,118		6/27/2002	300
Mays Landing	NJ		1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,549,318		6/27/2002	300
Millville	NJ		953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	959,706		6/27/2002	300
Toms River	NJ		1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	1,273,896		6/27/2002	300
Toms River	NJ		982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	988,168		6/27/2002	300
Wall Township	NJ		1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,451,022		8/6/2002	300
Albuquerque	NM		200,000	271,637	None	None	200,000	271,637	471,637	128,119		3/18/2004	300
Kingston	NY		257,763	456,042	None	None	257,763	456,042	713,805	377,755		4/6/1995	300
Rochester	NY		632,586	1,116,989	334	None	632,586	1,117,323	1,749,909	132,274		1/22/2013	300
Alliance	OH		454,440	841,460	2,500	None	454,440	843,960	1,298,400	187,899		6/22/2010	300
Atwater	OH		118,555	266,748	None	None	118,555	266,748	385,303	221,846		3/3/1995	300
Bellefontaine	OH		560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	329,425		2/29/2008	300
Bellefontaine	OH		455,000	845,610	1,500	None	455,000	847,110	1,302,110	267,532		2/29/2008	300
Columbus	OH		147,296	304,411	None	None	147,296	304,411	451,707	253,169		3/3/1995	300
Columbus	OH		273,085	471,693	13,088	None	273,085	484,781	757,866	383,103		12/21/1995	300
Cuyahoga Falls	OH		321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	578,150		3/3/1995	300
De Graff	OH		302,750	561,860	2,500	None	302,750	564,360	867,110	178,934		2/29/2008	300
Eaton	OH		164,588	306,934	None	None	164,588	306,934	471,522	105,889		5/25/2007	300
Galion	OH		138,981	327,597	None	None	138,981	327,597	466,578	272,452		3/6/1995	300
Jackson Center	OH		367,500	682,110	2,500	None	367,500	684,610	1,052,110	216,812		2/29/2008	300
Kenton	OH		140,000	261,462	1,000	None	140,000	262,462	402,462	77,854		8/29/2008	300
Marysville	OH		507,500	943,110	1,500	None	507,500	944,610	1,452,110	298,244		2/29/2008	300
Marysville	OH		700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	410,857		2/29/2008	300
Marysville	OH		350,000	650,610	1,500	None	350,000	652,110	1,002,110	206,107		2/29/2008	300
Perrysburg	OH		211,678	390,680	None	134	211,678	390,814	602,492	298,053	1/10/1996	9/1/1995	300
Russells Point	OH		546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	321,235		2/29/2008	300
Streetsboro	OH		402,988	533,349	None	114	402,988	533,463	936,451	378,784	1/27/1997	9/3/1996	300
Tiffin	OH		117,017	273,040	None	None	117,017	273,040	390,057	227,078		3/7/1995	300
Troy	OH		355,009	588,111	None	85	355,009	588,196	943,205	422,523	1/31/1997	6/27/1996	300
Wadsworth	OH		266,507	496,917	None	116	266,507	497,033	763,540	363,859	11/26/1996	7/1/1996	300
Edmond	OK	926,606	946,988	1,037,325	2,000	None	946,988	1,039,325	1,986,313	105,961		6/27/2013	300
Edmond	OK	585,266	365,152	715,425	1,000	None	365,152	716,425	1,081,577	72,985		6/27/2013	300
Edmond	OK	488,806	352,862	692,398	2,000	None	352,862	694,398	1,047,260	70,894		6/27/2013	300
Edmond	OK	920,232	519,976	1,017,575	1,500	None	519,976	1,019,075	1,539,051	103,828		6/27/2013	300
Edmond	OK	1,542,358	962,803	1,886,389	1,000	None	962,803	1,887,389	2,850,192	192,033		6/27/2013	420
Midwest City	OK	649,675	405,372	794,228	1,000	None	405,372	795,228	1,200,600	80,997		6/27/2013	300
Midwest City	OK	713,438	445,188	872,239	1,000	None	445,188	873,239	1,318,427	88,928		6/27/2013	300
Moore	OK	491,590	306,341	600,193	2,000	None	306,341	602,193	908,534	61,520		6/27/2013	300
Moore	OK	472,957	294,864	577,709	1,500	None	294,864	579,209	874,073	59,109		6/27/2013	300
Norman	OK	384,099	248,874	487,810	2,000	None	248,874	489,810	738,684	50,094		6/27/2013	300
Norman	OK	516,913	390,000	521,739	2,000	None	390,000	523,739	913,739	53,543		6/27/2013	300
Norman	OK	797,046	470,199	920,644	2,000	None	470,199	922,644	1,392,843	94,099		6/27/2013	300
Norman	OK	1,118,491	697,964	1,367,492	1,500	None	697,964	1,368,992	2,066,956	139,403		6/27/2013	300
Norman	OK	262,191	163,252	319,845	1,500	None	163,252	321,345	484,597	32,893		6/27/2013	300
Oklahoma City	OK	759,414	453,873	888,815	2,000	None	453,873	890,815	1,344,688	90,863		6/27/2013	300
Oklahoma City	OK	834,113	520,386	1,019,567	1,500	None	520,386	1,021,067	1,541,453	104,031		6/27/2013	300
Oklahoma City	OK	658,540	410,750	804,762	1,500	None	410,750	806,262	1,217,012	82,192		6/27/2013	300
Oklahoma City	OK	675,689	421,459	825,743	1,500	None	421,459	827,243	1,248,702	84,325		6/27/2013	300
Oklahoma City	OK	245,057	166,843	327,194	2,000	None	166,843	329,194	496,037	33,765		6/27/2013	300
Oklahoma City	OK	684,745	426,956	836,510	2,000	None	426,956	838,510	1,265,466	85,545		6/27/2013	300
Oklahoma City	OK	673,911	456,873	895,930	2,000	None	456,873	897,930	1,354,803	91,586		6/27/2013	300
Oklahoma City	OK	370,886	220,000	510,953	2,500	None	220,000	513,453	733,453	52,572		6/27/2013	300
Oklahoma City	OK	552,452	344,347	674,656	2,000	None	344,347	676,656	1,021,003	69,090		6/27/2013	300
Oklahoma City	OK	262,191	178,588	350,229	2,000	None	178,588	352,229	530,817	36,107		6/27/2013	300
Oklahoma City	OK	322,179	200,554	392,926	2,000	None	200,554	394,926	595,480	40,448		6/27/2013	300
Oklahoma City	OK	728,237	479,805	940,620	1,000	None	479,805	941,620	1,421,425	95,880		6/27/2013	300
Oklahoma City	OK	622,641	388,491	761,152	1,000	None	388,491	762,152	1,150,643	77,634		6/27/2013	300
Oklahoma City	OK	711,125	514,604	1,009,798	1,000	None	514,604	1,010,798	1,525,402	102,913		6/27/2013	300
Oklahoma City	OK	982,195	612,698	1,200,429	2,000	None	612,698	1,202,429	1,815,127	122,544		6/27/2013	300
Oklahoma City	OK	356,213	221,963	434,876	1,500	None	221,963	436,376	658,339	44,587		6/27/2013	300
Oklahoma City	OK	528,120	306,360	599,729	1,000	None	306,360	600,729	907,089	61,222		6/27/2013	300
Oklahoma City	OK	456,880	180,000	616,260	2,000	None	180,000	618,260	798,260	63,153		6/27/2013	300
Oklahoma City	OK	686,375	440,000	827,361	2,000	None	440,000	829,361	1,269,361	84,615		6/27/2013	300
Oklahoma City	OK	618,337	411,910	807,611	1,000	None	411,910	808,611	1,220,521	82,357		6/27/2013	300
Oklahoma City	OK	817,463	471,600	923,140	1,500	None	471,600	924,640	1,396,240	94,228		6/27/2013	300
Oklahoma City	OK	667,015	481,598	945,011	1,000	None	481,598	946,011	1,427,609	96,326		6/27/2013	300
Oklahoma City	OK	453,723	275,094	538,804	1,500	None	275,094	540,304	815,398	55,153		6/27/2013	300
Oklahoma City	OK	649,161	404,894	793,287	1,500	None	404,894	794,787	1,199,681	81,026		6/27/2013	300
Tulsa	OK		126,545	508,266	None	None	126,545	508,266	634,811	376,922		6/27/1997	300
Yukon	OK	990,935	618,155	1,211,121	2,000	None	618,155	1,213,121	1,831,276	123,631		6/27/2013	300
Yukon	OK	635,104	390,000	696,726	1,500	None	390,000	698,226	1,088,226	71,209		6/27/2013	300
Yukon	OK	1,061,822	713,299	1,398,650	1,000	None	713,299	1,399,650	2,112,949	142,446		6/27/2013	300
Yukon	OK	1,303,633	813,732	1,594,318	1,000	None	813,732	1,595,318	2,409,050	162,339		6/27/2013	300
Aliquippa	PA		226,195	452,631	None	None	226,195	452,631	678,826	216,506		1/29/2004	300
Allentown	PA	4,684,217	3,922,420	5,970,215	1,565	None	3,922,420	5,971,780	9,894,200	706,932		1/22/2013	300
Beaver	PA		95,626	223,368	None	None	95,626	223,368	318,994	106,842		1/29/2004	300
Beaver Falls	PA		92,207	230,758	None	None	92,207	230,758	322,965	110,377		1/29/2004	300
Bensalem	PA		569,763	387,611	None	None	569,763	387,611	957,374	195,738		5/29/2003	300
Downingtown	PA		1,722,222	576	None	None	1,722,222	576	1,722,798	295		2/25/2003	300
Mount Washington	PA		118,118	231,108	None	None	118,118	231,108	349,226	110,545		1/29/2004	300
Penndel	PA		739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	506,918		5/29/2003	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Perryopolis	PA		148,953	134,299	None	None	148,953	134,299	283,252	64,237		1/29/2004	300
Philadelphia	PA		808,681	256,843	None	None	808,681	256,843	1,065,524	129,700		5/29/2003	300
Philadelphia	PA		425,928	167,147	None	None	425,928	167,147	593,075	84,404		5/29/2003	300
Philadelphia	PA		390,342	226,919	None	None	390,342	226,919	617,261	114,588		5/29/2003	300
Philadelphia	PA		541,792	236,049	None	None	541,792	236,049	777,841	119,199		5/29/2003	300
Philadelphia	PA		614,101	277,277	None	None	614,101	277,277	891,378	140,019		5/29/2003	300
Philadelphia	PA		1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	248,102		5/29/2003	300
Philadelphia	PA		935,672	448,426	None	None	935,672	448,426	1,384,098	226,450		5/29/2003	300
Philadelphia	PA		689,172	426,596	None	None	689,172	426,596	1,115,768	215,426		5/29/2003	300
Philadelphia	PA		349,294	134,485	None	None	349,294	134,485	483,779	67,909		5/29/2003	300
Pittsburgh	PA		497,668	320,170	None	None	497,668	320,170	817,838	153,146		1/29/2004	300
Pittsburgh	PA		296,277	287,540	None	None	296,277	287,540	583,817	137,538		1/29/2004	300
Pittsburgh	PA		395,417	474,741	None	None	395,417	474,741	870,158	227,082		1/29/2004	300
South Park	PA		252,247	436,182	None	None	252,247	436,182	688,429	208,599		1/29/2004	300
Southampton	PA		783,279	163,721	None	None	783,279	163,721	947,000	82,673		5/29/2003	300
Valencia	PA		440,565	278,492	None	None	440,565	278,492	719,057	133,210		1/29/2004	300
Verona	PA		171,411	257,358	None	None	171,411	257,358	428,769	123,101		1/29/2004	300
Willow Grove	PA		329,934	73,123	None	None	329,934	73,123	403,057	36,922		5/29/2003	300
Aiken	SC		400,000	402,665	None	None	400,000	402,665	802,665	265,084		7/22/1999	300
Aiken	SC		320,000	432,527	None	None	320,000	432,527	752,527	284,743		7/22/1999	300
Aiken	SC		330,000	472,679	None	None	330,000	472,679	802,679	311,176		7/22/1999	300
Aiken	SC		560,000	543,588	None	None	560,000	543,588	1,103,588	357,856		7/22/1999	300
Aiken	SC		360,000	542,982	None	None	360,000	542,982	902,982	357,458		7/22/1999	300
Aiken	SC		540,000	388,058	None	None	540,000	388,058	928,058	255,467		7/22/1999	300
Aiken	SC		250,000	251,770	None	None	250,000	251,770	501,770	165,746		7/22/1999	300
Beech Island	SC		330,000	481,637	None	None	330,000	481,637	811,637	227,169		3/18/2004	300
Belvedere	SC		490,000	463,080	None	None	490,000	463,080	953,080	304,856		7/22/1999	300
Bishopville	SC		191,738	356,130	1,500	None	191,738	357,630	549,368	112,155		3/27/2008	300
Bonneau	SC		128,411	239,191	1,500	None	128,411	240,691	369,102	75,709		3/27/2008	300
Camden	SC		269,136	499,897	1,500	None	269,136	501,397	770,533	156,962		3/27/2008	300
Columbia	SC		520,000	471,637	None	None	520,000	471,637	991,637	222,453		3/18/2004	300
Conway	SC		-	251,890	1,000	None	-	252,890	252,890	122,762		3/27/2008	193
Cordova	SC		137,207	255,025	2,000	None	137,207	257,025	394,232	81,032		3/27/2008	300
Eastover	SC		138,966	258,625	1,000	None	138,966	259,625	398,591	81,379		3/27/2008	300
Florence	SC		193,497	359,413	1,500	None	193,497	360,913	554,410	113,178		3/27/2008	300
Florence	SC		337,740	627,293	1,500	None	337,740	628,793	966,533	196,668		3/27/2008	300
Goose Creek	SC		150,000	241,637	None	None	150,000	241,637	391,637	113,969		3/18/2004	300
Greenville	SC		390,000	462,847	None	None	390,000	462,847	852,847	304,703		7/22/1999	300
Greenville	SC		300,000	402,392	None	None	300,000	402,392	702,392	264,905		7/22/1999	300
Greenville	SC		370,000	432,695	None	None	370,000	432,695	802,695	284,854		7/22/1999	300
Greenville	SC		620,000	483,604	None	None	620,000	483,604	1,103,604	318,367		7/22/1999	300
Greenville	SC		680,000	423,604	None	None	680,000	423,604	1,103,604	278,867		7/22/1999	300
Greer	SC		400,000	502,879	None	None	400,000	502,879	902,879	331,057		7/22/1999	300
Hemingway	SC		246,269	458,069	1,500	None	246,269	459,569	705,838	143,926		3/27/2008	300
Hilton Head	SC		500,000	691,637	None	None	500,000	691,637	1,191,637	326,219		3/18/2004	300
Hilton Head	SC		185,500	344,510	None	None	185,500	344,510	530,010	161,346		4/14/2004	300
Irmo	SC		690,000	461,637	None	None	690,000	461,637	1,151,637	217,736		3/18/2004	300
Jackson	SC		170,000	632,626	None	None	170,000	632,626	802,626	416,475		7/22/1999	300
Kingstree	SC		-	301,766	2,000	None	-	303,766	303,766	137,820		3/27/2008	207
Kingstree	SC		209,328	389,965	1,000	None	209,328	390,965	600,293	122,313		3/27/2008	300
Lake City	SC		202,292	376,398	1,500	None	202,292	377,898	580,190	118,472		3/27/2008	300
Lexington	SC		640,000	563,891	None	None	640,000	563,891	1,203,891	371,222		7/22/1999	300
Lexington	SC		540,000	563,588	None	None	540,000	563,588	1,103,588	371,023		7/22/1999	300
Lexington	SC		360,000	843,891	None	None	360,000	843,891	1,203,891	555,556		7/22/1999	300
Lugoff	SC		200,533	372,490	1,500	None	200,533	373,990	574,523	117,254		3/27/2008	300
Moncks Corner	SC		351,812	654,578	1,000	None	351,812	655,578	1,007,390	204,784		3/27/2008	300
Mount Pleasant	SC		668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	387,845		3/27/2008	300
Myrtle Beach	SC		492,537	913,807	2,500	None	492,537	916,307	1,408,844	286,740		3/27/2008	300
Myrtle Beach	SC		703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	408,224		3/27/2008	300
Myrtle Beach	SC		-	176,002	1,500	None	-	177,502	177,502	56,015		3/27/2008	300
Myrtle Beach	SC		-	753,979	1,500	None	-	755,479	755,479	236,151		3/27/2008	300
Myrtle Beach	SC		-	327,278	1,000	None	-	328,278	328,278	186,171		3/27/2008	165
Myrtle Beach	SC		-	277,019	1,000	None	-	278,019	278,019	137,774		3/27/2008	189
North Augusta	SC		400,000	452,777	None	None	400,000	452,777	852,777	298,074		7/22/1999	300
North Augusta	SC		490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	576,203		3/18/2004	300
Orangeburg	SC		320,000	691,637	None	None	320,000	691,637	1,011,637	326,219		3/18/2004	300
Pinewood	SC		325,426	605,076	1,500	None	325,426	606,576	932,002	189,743		3/27/2008	300
Simpsonville	SC		530,000	573,485	None	None	530,000	573,485	1,103,485	377,538		7/22/1999	300
Spartanburg	SC		470,000	432,879	None	None	470,000	432,879	902,879	284,974		7/22/1999	300
Summerton	SC		142,484	265,326	1,500	None	142,484	266,826	409,310	83,855		3/27/2008	300
Summerville	SC		297,500	553,227	None	None	297,500	553,227	850,727	259,092		4/14/2004	300
Sumter	SC		211,087	392,065	1,500	None	211,087	393,565	604,652	123,355		3/27/2008	300
Sumter	SC		263,859	490,128	1,500	None	263,859	491,628	755,487	153,918		3/27/2008	300
Sumter	SC		362,367	673,012	1,500	None	362,367	674,512	1,036,879	210,917		3/27/2008	300
Sumter	SC		181,183	336,587	1,500	None	181,183	338,087	519,270	106,064		3/27/2008	300
Sumter	SC		154,797	287,584	1,500	None	154,797	289,084	443,881	90,792		3/27/2008	300
Sumter	SC		351,812	653,469	1,500	None	351,812	654,969	1,006,781	204,826		3/27/2008	300
Sumter	SC		334,222	620,801	1,500	None	334,222	622,301	956,523	194,644		3/27/2008	300
Sumter	SC		281,450	522,796	1,500	None	281,450	524,296	805,746	164,099		3/27/2008	300
Sumter	SC		146,002	271,250	1,500	None	146,002	272,750	418,752	85,701		3/27/2008	300
Sumter	SC		372,921	693,113	1,000	None	372,921	694,113	1,067,034	216,794		3/27/2008	300
Sumter	SC		149,520	277,726	1,500	None	149,520	279,226	428,746	87,719		3/27/2008	300
Sumter	SC		262,100	486,861	1,500	None	262,100	488,361	750,461	152,900		3/27/2008	300
Sumter	SC		184,701	344,620	None	None	184,701	344,620	529,321	107,406		3/27/2008	300
West Columbia	SC		410,000	693,574	None	None	410,000	693,574	1,103,574	456,597		7/22/1999	300
West Columbia	SC		336,000	624,727	None	None	336,000	624,727	960,727	292,578		4/14/2004	300
Arrington	TN		385,000	716,242	None	None	385,000	716,242	1,101,242	349,758		10/16/2003	300
Athens	TN		175,000	326,242	None	None	175,000	326,242	501,242	159,308		10/16/2003	300
Athens	TN		124,179	231,860	None	None	124,179	231,860	356,039	113,219		10/16/2003	300
Benton	TN		192,500	358,742	None	None	192,500	358,742	551,242	175,179		10/16/2003	300
Chattanooga	TN		181,731	338,741	None	None	181,731	338,741	520,472	165,412		10/16/2003	300
Chattanooga	TN		131,820	313,242	(8,814)	None	131,820	304,428	436,248	153,848		10/16/2003	300
Chattanooga	TN		175,000	326,242	(79,571)	None	162,879	258,792	421,671	126,370		10/16/2003	300
Chattanooga	TN		159,979	298,346	None	None	159,979	298,346	458,325	145,686		10/16/2003	300
Chattanooga	TN		105,000	196,242	None	None	105,000	196,242	301,242	95,825		10/16/2003	300
Chattanooga	TN		245,000	456,242	None	None	245,000	456,242	701,242	222,792		10/16/2003	300
Chattanooga	TN		297,500	553,742	None	None	297,500	553,742	851,242	270,404		10/16/2003	300
Chattanooga	TN		323,750	822,529	None	None	323,750	822,529	1,146,279	381,748		10/16/2003	300
Chattanooga	TN		280,000	521,242	None	None	280,000	521,242	801,242	254,533		10/16/2003	300
Chattanooga	TN		257,250	478,992	None	None	257,250	478,992	736,242	233,901		10/16/2003	300
Chattanooga	TN		283,209	527,201	None	None	283,209	527,201	810,410	257,444		10/16/2003	300
Chattanooga	TN		542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	492,596		10/16/2003	300
Chattanooga	TN		332,500	618,742	None	None	332,500	618,742	951,242	302,146		10/16/2003	300
Chattanooga	TN		300,373	559,077	(39,679)	None	260,694	559,077	819,771	273,010		10/16/2003	300
Chattanooga	TN		175,000	326,242	(24,664)	None	150,336	326,242	476,578	159,308		10/16/2003	300
Cleveland	TN		110,009	205,545	None	None	110,009	205,545	315,554	100,368		10/16/2003	300
Cleveland	TN		227,500	423,742	None	None	227,500	423,742	651,242	206,921		10/16/2003	300
Cleveland	TN		280,000	521,242	None	None	280,000	521,242	801,242	254,533		10/16/2003	300
Cleveland	TN		245,000	456,242	None	None	245,000	456,242	701,242	222,792		10/16/2003	300
Cleveland	TN		157,500	293,742	None	None	157,500	293,742	451,242	143,438		10/16/2003	300
Cleveland	TN		122,500	228,742	None	None	122,500	228,742	351,242	111,696		10/16/2003	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Cleveland	TN		300,373	559,077	None	None	300,373	559,077	859,450	273,010		10/16/2003	300
Dayton	TN		262,500	488,742	None	None	262,500	488,742	751,242	238,663		10/16/2003	300
Decatur	TN		181,731	338,742	None	None	181,731	338,742	520,473	165,413		10/16/2003	300
Dunlap	TN		315,000	586,242	None	None	315,000	586,242	901,242	286,275		10/16/2003	300
Etowah	TN		192,500	358,742	None	None	192,500	358,742	551,242	175,179		10/16/2003	300
Gallatin	TN		525,000	976,242	None	None	525,000	976,242	1,501,242	476,725		10/16/2003	300
Gray	TN		191,151	355,563	None	None	191,151	355,563	546,714	115,556		11/29/2007	300
Harrison	TN		484,313	900,680	None	None	484,313	900,680	1,384,993	439,826		10/16/2003	300
Hixson	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	318,017		10/16/2003	300
Hixson	TN		271,250	504,992	None	None	271,250	504,992	776,242	246,598		10/16/2003	300
Hixson	TN		513,215	954,355	None	None	513,215	954,355	1,467,570	466,037		10/16/2003	300
Hixson	TN		94,500	176,742	None	None	94,500	176,742	271,242	86,303		10/16/2003	300
Hixson	TN		300,373	559,077	None	None	300,373	559,077	859,450	273,010		10/16/2003	300
Kimball	TN		332,500	618,742	None	None	332,500	618,742	951,242	302,146		10/16/2003	300
Kingsport	TN		155,603	289,545	None	None	155,603	289,545	445,148	94,101		11/29/2007	300
Kingsport	TN		310,303	576,845	None	None	310,303	576,845	887,148	187,473		11/29/2007	300
La Vergne	TN		340,000	650,000	None	None	340,000	650,000	990,000	529,750		8/25/1995	300
La Vergne	TN		577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	524,338		10/16/2003	300
Manchester	TN		266,119	495,463	None	None	266,119	495,463	761,582	241,945		10/16/2003	300
Manchester	TN		281,675	524,352	None	None	281,675	524,352	806,027	256,052		10/16/2003	300
Manchester	TN		319,846	595,242	None	None	319,846	595,242	915,088	290,670		10/16/2003	300
Monteagle	TN		271,173	504,849	None	None	271,173	504,849	776,022	246,528		10/16/2003	300
Mount Juliet	TN		397,128	738,764	None	None	397,128	738,764	1,135,892	360,757		10/16/2003	300
Murfreesboro	TN		549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	498,944		10/16/2003	300
Murfreesboro	TN		467,810	870,032	None	None	467,810	870,032	1,337,842	424,859		10/16/2003	300
Murfreesboro	TN		300,373	559,077	None	None	300,373	559,077	859,450	273,010		10/16/2003	300
Nashville	TN		498,628	927,264	None	None	498,628	927,264	1,425,892	452,808		10/16/2003	300
Ocoee	TN		119,792	223,713	(11,239)	None	108,553	223,713	332,266	109,240		10/16/2003	300
Ooltewah	TN		234,231	436,241	None	None	234,231	436,241	670,472	213,025		10/16/2003	300
Ooltewah	TN		700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	577,220		10/16/2003	300
Ooltewah	TN		105,000	196,242	None	None	105,000	196,242	301,242	95,825		10/16/2003	300
Roan Mountain	TN		286,303	532,274	None	None	286,303	532,274	818,577	172,987		11/29/2007	300
Shelbyville	TN		320,229	595,953	None	None	320,229	595,953	916,182	291,017		10/16/2003	300
Smyrna	TN		426,466	793,251	None	None	426,466	793,251	1,219,717	387,364		10/16/2003	300
Smyrna	TN		630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	434,863		9/27/2006	300
Soddy Daisy	TN		297,500	553,732	None	None	297,500	553,732	851,232	270,400		10/16/2003	300
Soddy Daisy	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	318,017		10/16/2003	300
Soddy Daisy	TN		245,000	456,242	None	None	245,000	456,242	701,242	222,792		10/16/2003	300
Sweetwater	TN		122,500	228,742	None	None	122,500	228,742	351,242	111,696		10/16/2003	300
Sweetwater	TN		339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	474,932		10/16/2003	300
Sweetwater	TN		133,000	248,242	None	None	133,000	248,242	381,242	121,218		10/16/2003	300
Abingdon	VA		57,847	107,997	None	None	57,847	107,997	165,844	35,098		11/29/2007	300
Big Stone Gap	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	318,453		11/29/2007	300
Bristol	VA		213,369	396,824	None	None	213,369	396,824	610,193	128,966		11/29/2007	300
Bristol	VA		268,303	498,845	None	None	268,303	498,845	767,148	162,123		11/29/2007	300
Bristol	VA		171,156	318,428	None	None	171,156	318,428	489,584	103,488		11/29/2007	300
Castlewood	VA		387,303	720,307	None	None	387,303	720,307	1,107,610	234,098		11/29/2007	300
Charlottesville	VA		817,604	1,619,856	2,000	None	817,604	1,621,856	2,439,460	127,272		1/31/2014	300
Charlottesville	VA		536,443	1,062,813	2,500	None	536,443	1,065,313	1,601,756	83,733		1/31/2014	300
Charlottesville	VA		692,490	1,371,977	2,000	None	692,490	1,373,977	2,066,467	107,855		1/31/2014	300
Chatham	VA		347,728	525,031	None	None	347,728	525,031	872,759	268,634		3/19/2003	300
Chesapeake	VA		225,000	400,366	None	None	225,000	400,366	625,366	166,152		8/18/2005	300
Clintwood	VA		378,553	703,610	None	None	378,553	703,610	1,082,163	228,672		11/29/2007	300
Coeburn	VA		168,934	314,764	None	None	168,934	314,764	483,698	102,297		11/29/2007	300
Coeburn	VA		312,303	581,021	None	None	312,303	581,021	893,324	188,830		11/29/2007	300
Coeburn	VA		282,303	525,307	None	None	282,303	525,307	807,610	170,723		11/29/2007	300
Collinsville	VA		84,465	130,137	None	None	84,465	130,137	214,602	66,579		3/19/2003	300
Danville	VA		149,276	227,333	None	None	149,276	227,333	376,609	116,311		3/19/2003	300
Danville	VA		83,644	128,884	None	None	83,644	128,884	212,528	65,939		3/19/2003	300
Danville	VA		266,722	403,501	None	None	266,722	403,501	670,223	206,451		3/19/2003	300
Franklin	VA		536,667	863,699	None	None	536,667	863,699	1,400,366	358,435		8/18/2005	300
Gate City	VA		422,303	784,845	None	None	422,303	784,845	1,207,148	255,073		11/29/2007	300
Glen Allen	VA		329,698	498,015	None	None	329,698	498,015	827,713	254,810		3/19/2003	300
Gordonsville	VA		770,000	1,155,478	1,500	None	770,000	1,156,978	1,926,978	90,800		1/31/2014	300
Gordonsville	VA		2,190,000	2,286,653	3,000	None	2,190,000	2,289,653	4,479,653	179,696		1/31/2014	300
Hampton	VA		433,985	459,108	None	None	433,985	459,108	893,093	325,191		4/17/1998	300
Highland Springs	VA		396,720	598,547	None	None	396,720	598,547	995,267	306,250		3/19/2003	300
Honaker	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	297,473		11/29/2007	300
Martinsville	VA		246,820	373,653	None	None	246,820	373,653	620,473	191,179		3/19/2003	300
Martinsville	VA		83,521	128,706	None	None	83,521	128,706	212,227	65,847		3/19/2003	300
Midlothian	VA		325,000	302,872	None	153	325,000	303,025	628,025	222,713		8/21/1997	300
Newport News	VA		490,616	605,304	None	None	490,616	605,304	1,095,920	399,415	1/20/2000	4/17/1998	300
Norton	VA		157,826	293,688	None	None	157,826	293,688	451,514	95,447		11/29/2007	300
Norton	VA		457,303	849,860	None	None	457,303	849,860	1,307,163	276,203		11/29/2007	300
Norton	VA		222,256	413,344	None	None	222,256	413,344	635,600	134,335		11/29/2007	300
Pound	VA		256,170	476,327	None	None	256,170	476,327	732,497	154,805		11/29/2007	300
Pound	VA		276,303	513,717	None	None	276,303	513,717	790,020	166,957		11/29/2007	300
Richlands	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	297,473		11/29/2007	300
Richlands	VA		140,051	261,125	None	None	140,051	261,125	401,176	84,864		11/29/2007	300
Richmond	VA		700,000	400,740	None	None	700,000	400,740	1,100,740	283,850		4/17/1998	300
Richmond	VA		400,000	250,875	None	None	400,000	250,875	650,875	177,694		4/17/1998	300
Richmond	VA		1,000,000	740	None	None	1,000,000	740	1,000,740	516		4/17/1998	300
Richmond	VA		700,000	100,695	None	None	700,000	100,695	800,695	71,319		4/17/1998	300
Richmond	VA		1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,801,723		8/22/2002	300
Richmond	VA		298,227	451,014	None	None	298,227	451,014	749,241	230,762		3/19/2003	300
Richmond	VA		213,982	324,659	None	None	213,982	324,659	538,641	166,110		3/19/2003	300
Richmond	VA		482,735	727,776	None	None	482,735	727,776	1,210,511	372,372		3/19/2003	300
Richmond	VA		350,453	529,365	None	None	350,453	529,365	879,818	270,851		3/19/2003	300
Richmond	VA		323,496	488,918	None	None	323,496	488,918	812,414	250,156		3/19/2003	300
Richmond	VA		278,443	421,584	None	None	278,443	421,584	700,027	215,703		3/19/2003	300
Roanoke	VA		325,000	575,366	None	None	325,000	575,366	900,366	238,777		8/18/2005	300
Rosedale	VA		211,147	393,160	None	None	211,147	393,160	604,307	127,775		11/29/2007	300
Saint Paul	VA		334,803	622,807	None	None	334,803	622,807	957,610	202,411		11/29/2007	300
Saint Paul	VA		422,303	785,307	None	None	422,303	785,307	1,207,610	255,223		11/29/2007	300
Sandston	VA		152,535	232,528	None	None	152,535	232,528	385,063	118,969		3/19/2003	300
South Boston	VA		160,893	244,778	None	None	160,893	244,778	405,671	125,238		3/19/2003	300
Stafford	VA		271,865	601,997	None	161	271,865	602,158	874,023	458,681		12/20/1996	300
Staunton	VA		675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	415,152		8/18/2005	300
Suffolk	VA		700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	415,152		8/18/2005	300
Tazewell	VA		153,382	285,882	None	None	153,382	285,882	439,264	92,910		11/29/2007	300
Troutville	VA		575,000	975,366	(93,309)	None	481,691	975,366	1,457,057	404,777		8/18/2005	300
Virginia Beach	VA		1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	1,201,820		6/27/2002	300
Warrenton	VA		515,971	649,125	None	161	515,971	649,286	1,165,257	494,578		12/20/1996	300
Weber City	VA		369,803	687,345	None	None	369,803	687,345	1,057,148	223,385		11/29/2007	300
Williamsburg	VA		838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	843,251		6/27/2002	300
Wise	VA		334,803	622,360	None	None	334,803	622,360	957,163	202,265		11/29/2007	300
Wise	VA		66,733	124,517	None	None	66,733	124,517	191,250	40,466		11/29/2007	300
Wise	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	318,453		11/29/2007	300
Wytheville	VA		1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	654,800		8/18/2005	300
Yorktown	VA		309,435	447,144	None	None	309,435	447,144	756,579	316,711		4/17/1998	300
Yorktown	VA	3,324,510	2,121,289	4,701,469	1,623	None	2,121,289	4,703,092	6,824,381	556,814		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

East Troy	WI		578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	260,493		12/28/2009	300
Ellsworth	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Menomonie	WI		770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	289,162		12/1/2010	300
Menomonie	WI		175,000	323,000	2,000	None	175,000	325,000	500,000	66,155		12/1/2010	300
Menomonie	WI		441,256	817,975	1,500	None	441,256	819,475	1,260,731	165,721		12/1/2010	300
Mondovi	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	66,002		12/1/2010	300
Osseo	WI		613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	230,490		12/1/2010	300

Crafts and novelties
Morgan Hill	CA		319,063	2,518,205	None	None	319,063	2,518,205	2,837,268	331,564		9/18/2012	300
Rancho Cucamonga	CA		2,790,740	4,713,106	38,396	None	2,790,740	4,751,502	7,542,242	620,879		9/18/2012	300
Roseville	CA		1,415,674	4,367,269	None	None	1,415,674	4,367,269	5,782,943	575,024		9/18/2012	300
Temecula	CA		2,027,441	4,644,558	9,194	None	2,027,441	4,653,752	6,681,193	611,661		9/18/2012	300
Clermont	FL		980,500	4,587,292	None	None	980,500	4,587,292	5,567,792	500,073	5/10/2013	6/26/2012	300
Cutler Bay	FL		743,498	657,485	392,136	154	743,498	1,049,775	1,793,273	637,592		12/31/1998	300
Albany	GA		653,464	12,112,986	372	None	653,464	12,113,358	12,766,822	989,497		1/22/2013	420
Rockford	IL		159,587	618,398	178,656	211	159,587	797,265	956,852	496,894		11/26/1996	300
Clovis	NM		150,000	2,939,618	53,910	None	150,000	2,993,528	3,143,528	181,726		6/30/2014	300
Stony Brook	NY		980,000	1,801,586	78,970	None	980,000	1,880,556	2,860,556	1,226,995		1/11/1999	300
Pleasant Hills	PA		631,084	1,172,563	32,078	42	631,084	1,204,683	1,835,767	619,876		11/1/2002	300
Columbia	SC		1,102,910	4,391,377	None	None	1,102,910	4,391,377	5,494,287	336,309	1/27/2014	6/21/2013	300

Diversified industrial
Jacksonville	FL		2,210,000	41,378,120	None	None	2,210,000	41,378,120	43,588,120	833,477	10/30/2014	2/25/2015	420
Cedar Rapids	IA		1,000,000	12,981,440	None	None	1,000,000	12,981,440	13,981,440	819,067		10/10/2013	420
Buffalo Grove	IL	10,227,026	3,130,000	17,353,386	None	None	3,130,000	17,353,386	20,483,386	847,011		4/1/2014	420
Portland	TN	9,828,153	1,481,370	10,969,189	None	None	1,481,370	10,969,189	12,450,559	1,444,277		9/19/2012	300
Deer Park	TX	9,790,000	2,410,000	13,364,183	None	None	2,410,000	13,364,183	15,774,183	652,299		4/1/2014	420

Dollar stores
Andalusia	AL		334,025	1,085,582	None	None	334,025	1,085,582	1,419,607	128,461		1/22/2013	300
Ariton	AL		113,182	824,898	None	None	113,182	824,898	938,080	64,617		1/31/2014	300
Bessemer	AL		391,797	1,273,339	None	None	391,797	1,273,339	1,665,136	150,678		1/22/2013	300
Bessemer	AL		279,833	1,100,867	None	None	279,833	1,100,867	1,380,700	104,582		8/22/2013	300
Birmingham	AL		707,673	1,314,251	None	None	707,673	1,314,251	2,021,924	186,185		6/1/2012	300
Birmingham	AL		322,861	599,600	None	None	322,861	599,600	922,461	72,951		12/14/2012	300
Birmingham	AL		248,925	979,275	None	None	248,925	979,275	1,228,200	93,031		8/22/2013	300
Birmingham	AL		235,245	925,455	None	None	235,245	925,455	1,160,700	87,918		8/22/2013	300
Birmingham	AL		265,160	1,043,140	None	None	265,160	1,043,140	1,308,300	99,098		8/22/2013	300
Birmingham	AL		312,444	1,229,156	None	None	312,444	1,229,156	1,541,600	116,770		8/22/2013	300
Birmingham	AL		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	99,742		8/22/2013	300
Camp Hill	AL		127,780	851,515	None	None	127,780	851,515	979,295	66,702		1/24/2014	300
Castleberry	AL		121,658	810,716	None	None	121,658	810,716	932,374	63,506		1/24/2014	300
Cedar Bluff	AL		160,037	836,150	None	None	160,037	836,150	996,187	65,498		1/24/2014	300
Center Point	AL		232,043	912,857	None	None	232,043	912,857	1,144,900	86,721		8/22/2013	300
Clanton	AL		300,000	962,598	None	None	300,000	962,598	1,262,598	75,404		1/31/2014	300
Crossville	AL		268,814	873,647	None	None	268,814	873,647	1,142,461	103,382		1/22/2013	300
Cullman	AL		277,067	685,954	None	None	277,067	685,954	963,021	53,733		1/24/2014	300
Decatur	AL		301,085	559,159	None	None	301,085	559,159	860,244	79,214		6/1/2012	300
Decatur	AL		269,275	765,035	None	None	269,275	765,035	1,034,310	59,928		1/31/2014	300
Duncanville	AL		162,574	786,023	None	None	162,574	786,023	948,597	61,572		1/31/2014	300
Enterprise	AL		294,944	837,962	None	None	294,944	837,962	1,132,906	65,640		1/31/2014	300
Eufaula	AL		201,712	1,053,886	None	None	201,712	1,053,886	1,255,598	82,554		1/24/2014	300
Evergreen	AL		193,413	1,010,529	None	None	193,413	1,010,529	1,203,942	79,158		1/24/2014	300
Florence	AL		419,440	778,959	None	None	419,440	778,959	1,198,399	94,773		12/14/2012	300
Forestdale	AL		287,839	1,132,361	None	None	287,839	1,132,361	1,420,200	107,574		8/22/2013	300
Frisco City	AL		163,025	788,202	None	None	163,025	788,202	951,227	61,742		1/31/2014	300
Gilbertown	AL		171,006	1,246,332	None	None	171,006	1,246,332	1,417,338	97,629		1/31/2014	300
Huntsville	AL		501,318	931,020	None	None	501,318	931,020	1,432,338	131,894		6/1/2012	300
Jasper	AL		276,246	897,800	None	None	276,246	897,800	1,174,046	106,240		1/22/2013	300
Jasper	AL		282,574	918,366	None	None	282,574	918,366	1,200,940	108,673		1/22/2013	300
Jasper	AL		280,753	912,446	None	None	280,753	912,446	1,193,199	107,973		1/22/2013	300
Lillian	AL		203,832	985,500	None	None	203,832	985,500	1,189,332	77,198		1/31/2014	300
Livingston	AL		239,319	941,481	None	None	239,319	941,481	1,180,800	89,441		8/22/2013	300
Marbury	AL		160,000	1,006,765	None	None	160,000	1,006,765	1,166,765	78,863		1/31/2014	300
Mobile	AL		212,971	837,829	None	None	212,971	837,829	1,050,800	79,594		8/22/2013	300
Montgomery	AL		532,170	988,317	None	None	532,170	988,317	1,520,487	120,245		12/14/2012	300
Montgomery	AL		366,980	681,533	None	None	366,980	681,533	1,048,513	82,920		12/14/2012	300
Moundville	AL		230,583	907,117	None	None	230,583	907,117	1,137,700	86,176		8/22/2013	300
Odenville	AL		176,981	855,676	None	None	176,981	855,676	1,032,657	67,028		1/31/2014	300
Opelika	AL		331,598	1,077,694	None	None	331,598	1,077,694	1,409,292	127,527		1/22/2013	300
Prichard	AL		429,411	797,478	None	None	429,411	797,478	1,226,889	97,026		12/14/2012	300
Remlap	AL		177,711	859,208	None	None	177,711	859,208	1,036,919	67,305		1/31/2014	300
Samson	AL		181,064	1,319,631	None	None	181,064	1,319,631	1,500,695	103,371		1/31/2014	300
Shelby	AL		277,350	901,388	None	None	277,350	901,388	1,178,738	106,664		1/22/2013	300
Slocomb	AL		268,240	1,055,260	None	None	268,240	1,055,260	1,323,500	100,250		8/22/2013	300
Slocomb	AL		280,000	2,597,341	None	None	280,000	2,597,341	2,877,341	203,458		1/31/2014	300
Smiths Station	AL		359,391	1,168,019	None	None	359,391	1,168,019	1,527,410	138,216		1/22/2013	300
Sycamore	AL		50,000	885,687	None	None	50,000	885,687	935,687	69,379		1/31/2014	300
Sylacauga	AL		147,110	980,328	None	None	147,110	980,328	1,127,438	76,792		1/24/2014	300
Thorsby	AL		298,516	970,178	None	None	298,516	970,178	1,268,694	114,804		1/22/2013	300
Troy	AL		257,985	1,014,915	None	None	257,985	1,014,915	1,272,900	96,417		8/22/2013	300
Uriah	AL		140,000	776,826	None	None	140,000	776,826	916,826	60,851		1/31/2014	300
Weaver	AL		220,771	627,231	8,685	None	220,771	635,916	856,687	51,393		12/20/2013	300
Webb	AL		173,294	905,411	None	None	173,294	905,411	1,078,705	70,924		1/24/2014	300
Wedowee	AL		251,256	988,444	None	None	251,256	988,444	1,239,700	93,902		8/22/2013	300
York	AL		218,727	860,473	None	None	218,727	860,473	1,079,200	81,745		8/22/2013	300
Atkins	AR		264,657	491,507	None	None	264,657	491,507	756,164	59,800		12/14/2012	300
Black Rock	AR		137,428	915,809	None	None	137,428	915,809	1,053,237	71,738		1/24/2014	300
Cabot	AR		479,323	1,186,692	None	None	479,323	1,186,692	1,666,015	92,958		1/24/2014	300
Clarendon	AR		156,618	1,043,684	None	None	156,618	1,043,684	1,200,302	81,755		1/24/2014	300
Dermott	AR		137,299	540,136	None	None	137,299	540,136	677,435	49,512		9/18/2013	300
Drasco	AR		135,176	900,796	None	None	135,176	900,796	1,035,972	70,562		1/24/2014	300
England	AR		147,813	985,008	None	None	147,813	985,008	1,132,821	77,159		1/24/2014	300
Greenbrier	AR		277,423	1,449,455	None	None	277,423	1,449,455	1,726,878	113,541		1/24/2014	300
Gurdon	AR		99,815	727,471	None	None	99,815	727,471	827,286	61,835		11/20/2013	300
Hampton	AR		128,214	854,405	None	None	128,214	854,405	982,619	66,928		1/24/2014	300
Haskell	AR		191,254	999,249	None	None	191,254	999,249	1,190,503	78,275		1/24/2014	300
Hope	AR		421,413	782,623	None	None	421,413	782,623	1,204,036	110,872		6/1/2012	300
Huntsville	AR		168,806	1,124,906	None	None	168,806	1,124,906	1,293,712	88,118		1/24/2014	300
Jasper	AR		110,000	835,511	None	None	110,000	835,511	945,511	65,448		1/24/2014	300
Jonesboro	AR		240,000	867,698	None	None	240,000	867,698	1,107,698	67,970		1/24/2014	300
Jonesboro	AR		380,000	806,115	None	None	380,000	806,115	1,186,115	63,146		1/24/2014	300
Little Rock	AR		248,520	977,680	None	None	248,520	977,680	1,226,200	92,880		8/22/2013	300
Little Rock	AR		157,195	618,405	None	None	157,195	618,405	775,600	58,749		8/22/2013	300
Malvern	AR		139,776	570,280	None	None	139,776	570,280	710,056	67,483		1/24/2013	300
Marianna	AR		230,373	427,836	None	None	230,373	427,836	658,209	52,053		12/14/2012	300
Ola	AR		126,412	842,394	None	None	126,412	842,394	968,806	65,988		1/24/2014	300
Pine Bluff	AR		562,282	1,044,237	None	None	562,282	1,044,237	1,606,519	147,934		6/1/2012	300
Pine Bluff	AR		579,851	1,076,865	None	None	579,851	1,076,865	1,656,716	131,019		12/14/2012	300
Pine Bluff	AR		243,412	602,631	None	None	243,412	602,631	846,043	47,206		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Pine Bluff	AR		279,924	693,026	None	None	279,924	693,026	972,950	54,287		1/24/2014	300
Prescott	AR		119,075	793,501	None	None	119,075	793,501	912,576	62,158		1/24/2014	300
Sherwood	AR		225,665	887,766	None	None	225,665	887,766	1,113,431	87,297		7/9/2013	300
West Fork	AR		281,211	1,469,249	None	None	281,211	1,469,249	1,750,460	115,091		1/24/2014	300
West Helena	AR		331,612	615,851	None	None	331,612	615,851	947,463	74,929		12/14/2012	300
Bisbee	AZ		181,118	946,292	None	None	181,118	946,292	1,127,410	74,126		1/24/2014	300
Camp Verde	AZ		244,826	454,678	None	None	244,826	454,678	699,504	64,413		6/1/2012	300
Douglas	AZ		188,809	986,472	None	None	188,809	986,472	1,175,281	77,274		1/24/2014	300
Gila Bend	AZ		161,460	1,075,950	None	None	161,460	1,075,950	1,237,410	84,283		1/24/2014	300
Phoenix	AZ		712,708	1,323,600	None	None	712,708	1,323,600	2,036,308	187,510		6/1/2012	300
Phoenix	AZ		642,917	1,193,990	None	None	642,917	1,193,990	1,836,907	169,149		6/1/2012	300
Phoenix	AZ		721,637	1,340,182	None	None	721,637	1,340,182	2,061,819	189,859		6/1/2012	300
Phoenix	AZ		580,167	1,077,452	None	None	580,167	1,077,452	1,657,619	152,639		6/1/2012	300
Salome	AZ		251,540	989,560	None	None	251,540	989,560	1,241,100	94,008		8/22/2013	300
Tolleson	AZ		581,123	1,079,228	None	None	581,123	1,079,228	1,660,351	152,891		6/1/2012	300
Tucson	AZ		461,061	856,257	None	None	461,061	856,257	1,317,318	121,303		6/1/2012	300
Tucson	AZ		259,447	1,020,665	None	None	259,447	1,020,665	1,280,112	103,768		6/21/2013	300
Williams	AZ		160,391	1,168,960	None	None	160,391	1,168,960	1,329,351	103,258		10/15/2013	300
Yuma	AZ		225,609	418,988	None	None	225,609	418,988	644,597	59,357		6/1/2012	300
Yuma	AZ		276,672	1,088,428	None	None	276,672	1,088,428	1,365,100	103,401		8/22/2013	300
Yuma	AZ		418,158	1,188,024	None	None	418,158	1,188,024	1,606,182	85,142		3/14/2014	300
Akron	CO		318,751	1,035,939	None	None	318,751	1,035,939	1,354,690	122,586		1/22/2013	300
Federal Heights	CO		561,752	1,043,254	None	None	561,752	1,043,254	1,605,006	147,794		6/1/2012	300
Holyoke	CO		361,977	1,176,425	None	None	361,977	1,176,425	1,538,402	139,210		1/22/2013	300
Keenesburg	CO		339,959	1,104,866	None	None	339,959	1,104,866	1,444,825	130,743		1/22/2013	300
Silver Cliff	CO		245,520	797,939	1,950	None	245,520	799,889	1,045,409	95,581		1/22/2013	300
Anthony	FL		259,074	1,353,588	None	None	259,074	1,353,588	1,612,662	106,031		1/24/2014	300
Baldwin	FL		252,938	995,062	None	None	252,938	995,062	1,248,000	94,531		8/22/2013	300
Bartow	FL		476,372	884,692	None	None	476,372	884,692	1,361,064	107,637		12/14/2012	300
Bradenton	FL		255,520	739,091	573	None	255,520	739,664	995,184	6,980		10/9/2015	300
Brandon	FL		605,652	1,124,782	None	None	605,652	1,124,782	1,730,434	136,848		12/14/2012	300
Cape Coral	FL		310,235	1,220,465	None	None	310,235	1,220,465	1,530,700	115,944		8/22/2013	300
Cape Coral	FL		299,371	1,177,729	None	None	299,371	1,177,729	1,477,100	111,884		8/22/2013	300
Casselberry	FL		314,673	1,237,927	None	None	314,673	1,237,927	1,552,600	117,603		8/22/2013	300
Century	FL		215,484	847,716	None	None	215,484	847,716	1,063,200	80,533		8/22/2013	300
Citrus Springs	FL		210,810	1,101,421	None	None	210,810	1,101,421	1,312,231	86,278		1/24/2014	300
Cottondale	FL		458,337	851,196	None	None	458,337	851,196	1,309,533	103,562		12/14/2012	300
Cross City	FL		308,087	1,609,668	None	None	308,087	1,609,668	1,917,755	126,091		1/24/2014	300
Crystal River	FL		432,782	803,739	None	None	432,782	803,739	1,236,521	97,788		12/14/2012	300
Daytona Beach	FL		315,423	1,240,877	None	None	315,423	1,240,877	1,556,300	117,883		8/22/2013	300
Debary	FL		257,762	1,014,038	None	None	257,762	1,014,038	1,271,800	96,334		8/22/2013	300
DeFuniak Springs	FL		282,063	1,109,637	None	None	282,063	1,109,637	1,391,700	105,416		8/22/2013	300
Deland	FL		471,921	1,168,367	None	None	471,921	1,168,367	1,640,288	91,522		1/24/2014	300
Destin	FL		420,175	2,195,293	None	None	420,175	2,195,293	2,615,468	171,965		1/24/2014	300
Dover	FL		432,677	1,071,208	None	None	432,677	1,071,208	1,503,885	83,911		1/24/2014	300
Dundee	FL		250,810	986,690	None	None	250,810	986,690	1,237,500	93,736		8/22/2013	300
Dunedin	FL		353,830	1,391,970	None	None	353,830	1,391,970	1,745,800	132,237		8/22/2013	300
Edgewater	FL		579,101	1,433,719	None	None	579,101	1,433,719	2,012,820	112,308		1/24/2014	300
Eustis	FL		572,540	1,417,475	None	None	572,540	1,417,475	1,990,015	111,036		1/24/2014	300
Fanning Springs	FL		440,000	1,647,482	None	None	440,000	1,647,482	2,087,482	129,053		1/24/2014	300
Fern Park	FL		663,492	1,232,199	None	None	663,492	1,232,199	1,895,691	149,918		12/14/2012	300
Florahome	FL		197,567	1,316,563	None	None	197,567	1,316,563	1,514,130	103,131		1/24/2014	300
Floral City	FL		259,079	1,019,221	None	None	259,079	1,019,221	1,278,300	96,826		8/22/2013	300
Fort Meade	FL		261,728	1,367,452	None	None	261,728	1,367,452	1,629,180	107,117		1/24/2014	300
Fort Myers	FL		352,006	1,384,794	None	None	352,006	1,384,794	1,736,800	131,555		8/22/2013	300
Fort Myers	FL		313,964	1,235,136	None	None	313,964	1,235,136	1,549,100	117,338		8/22/2013	300
Fort Myers	FL		282,549	1,111,551	None	None	282,549	1,111,551	1,394,100	105,597		8/22/2013	300
Ft White	FL		200,000	947,109	6,901	None	200,000	954,010	1,154,010	74,324		1/15/2014	300
Ft. Walton Beach	FL		294,345	1,157,955	None	None	294,345	1,157,955	1,452,300	110,006		8/22/2013	300
Ft. White	FL		204,195	803,305	None	None	204,195	803,305	1,007,500	76,314		8/22/2013	300
Gainesville	FL		491,957	913,635	None	None	491,957	913,635	1,405,592	111,159		12/14/2012	300
Gainesville	FL		578,261	1,431,639	None	None	578,261	1,431,639	2,009,900	112,145		1/24/2014	300
Gainesville	FL		868,725	1,621,793	None	None	868,725	1,621,793	2,490,518	127,040		1/24/2014	300
Greensboro	FL		185,185	1,234,053	None	None	185,185	1,234,053	1,419,238	96,667		1/24/2014	300
Groveland	FL		101,782	189,258	None	None	101,782	189,258	291,040	127,115		3/31/1999	300
Groveland	FL		730,550	1,363,839	None	None	730,550	1,363,839	2,094,389	106,834		1/24/2014	300
Hilliard	FL	746,061	461,328	1,499,315	None	None	461,328	1,499,315	1,960,643	177,419		1/22/2013	300
Holiday	FL		287,353	1,130,447	None	None	287,353	1,130,447	1,417,800	107,392		8/22/2013	300
Holiday	FL		296,473	1,166,327	None	None	296,473	1,166,327	1,462,800	110,801		8/22/2013	300
Homosassa	FL		331,697	1,733,022	None	None	331,697	1,733,022	2,064,719	135,753		1/24/2014	300
Hudson	FL		485,785	902,173	None	None	485,785	902,173	1,387,958	109,764		12/14/2012	300
Hudson	FL		917,578	1,712,997	None	None	917,578	1,712,997	2,630,575	134,185		1/24/2014	300
Immokalee	FL		659,438	1,224,671	None	None	659,438	1,224,671	1,884,109	173,495		6/1/2012	300
Inglis	FL		221,544	871,556	None	None	221,544	871,556	1,093,100	82,798		8/22/2013	300
Inglis	FL		231,860	1,545,090	None	None	231,860	1,545,090	1,776,950	121,032		1/24/2014	300
Jacksonville	FL		479,745	890,954	None	None	479,745	890,954	1,370,699	126,219		6/1/2012	300
Jacksonville	FL		635,245	1,179,740	None	None	635,245	1,179,740	1,814,985	143,535		12/14/2012	300
Jacksonville	FL		577,368	1,072,255	None	None	577,368	1,072,255	1,649,623	130,458		12/14/2012	300
Jacksonville	FL		774,832	1,438,974	None	None	774,832	1,438,974	2,213,806	175,075		12/14/2012	300
Jacksonville	FL		580,539	1,078,144	None	None	580,539	1,078,144	1,658,683	131,174		12/14/2012	300
Jacksonville	FL	807,804	484,992	1,576,223	None	None	484,992	1,576,223	2,061,215	186,520		1/22/2013	300
Jacksonville	FL		284,535	1,119,365	None	None	284,535	1,119,365	1,403,900	106,340		8/22/2013	300
Jacksonville	FL		316,457	1,244,943	None	None	316,457	1,244,943	1,561,400	118,270		8/22/2013	300
Jacksonville	FL		717,739	1,181,877	None	None	717,739	1,181,877	1,899,616	11,108		10/9/2015	300
Jacksonville	FL		501,314	806,878	None	None	501,314	806,878	1,308,192	7,788		10/9/2015	300
Jasper	FL		397,823	738,814	None	None	397,823	738,814	1,136,637	89,889		12/14/2012	300
Kissimmee	FL		283,238	1,114,262	None	None	283,238	1,114,262	1,397,500	105,855		8/22/2013	300
Kissimmee	FL		444,433	1,268,502	None	None	444,433	1,268,502	1,712,935	69,768		8/15/2014	300
Lake City	FL		262,680	1,372,428	None	None	262,680	1,372,428	1,635,108	107,507		1/24/2014	300
Lake City	FL		275,994	1,441,991	None	None	275,994	1,441,991	1,717,985	112,956		1/24/2014	300
Lakeland	FL		342,755	636,546	None	None	342,755	636,546	979,301	90,177		6/1/2012	300
Lakeland	FL		455,575	846,067	None	None	455,575	846,067	1,301,642	102,938		12/14/2012	300
Lakeland	FL		249,452	981,348	None	None	249,452	981,348	1,230,800	93,228		8/22/2013	300
Largo	FL		567,646	1,054,201	None	None	567,646	1,054,201	1,621,847	128,261		12/14/2012	300
Laurel Hill	FL		330,715	1,074,825	None	None	330,715	1,074,825	1,405,540	127,188		1/22/2013	300
Lawtey	FL		186,088	1,240,070	None	None	186,088	1,240,070	1,426,158	97,139		1/24/2014	300
Lehigh Acres	FL		560,116	1,040,215	None	None	560,116	1,040,215	1,600,331	126,559		12/14/2012	300
Lehigh Acres	FL		391,588	1,540,512	None	None	391,588	1,540,512	1,932,100	146,349		8/22/2013	300
Masaryktown	FL		290,081	1,141,181	None	None	290,081	1,141,181	1,431,262	116,020		6/10/2013	300
Mascotte	FL		279,063	1,097,837	None	None	279,063	1,097,837	1,376,900	104,294		8/22/2013	300
Miami	FL		648,087	1,203,591	None	None	648,087	1,203,591	1,851,678	146,437		12/14/2012	300
Micco	FL		276,043	1,085,957	None	None	276,043	1,085,957	1,362,000	103,166		8/22/2013	300
Milton	FL		150,059	784,013	None	None	150,059	784,013	934,072	61,414		1/24/2014	300
Milton	FL		660,000	1,295,281	None	None	660,000	1,295,281	1,955,281	101,464		1/24/2014	300
Monticello	FL		335,167	1,751,150	None	None	335,167	1,751,150	2,086,317	137,173		1/24/2014	300
Ocala	FL		482,475	896,026	None	None	482,475	896,026	1,378,501	109,016		12/14/2012	300
Ocala	FL		258,877	1,018,423	None	None	258,877	1,018,423	1,277,300	96,750		8/22/2013	300
Ocala	FL		500,472	1,239,053	None	None	500,472	1,239,053	1,739,525	97,059		1/24/2014	300
Ocala	FL		470,580	1,165,046	None	None	470,580	1,165,046	1,635,626	91,262		1/24/2014	300
Ocklawaha	FL		261,265	1,365,037	None	None	261,265	1,365,037	1,626,302	106,928		1/24/2014	300
Opa Locka	FL		665,870	1,236,615	None	None	665,870	1,236,615	1,902,485	175,187		6/1/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Orlando	FL		351,337	1,382,163	None	None	351,337	1,382,163	1,733,500	131,305		8/22/2013	300
Orlando	FL		401,945	1,560,171	None	None	401,945	1,560,171	1,962,116	33,804		8/22/2013	300
Pace	FL		322,488	798,404	None	None	322,488	798,404	1,120,892	62,542		1/24/2014	300
Palatka	FL		311,775	1,226,525	None	None	311,775	1,226,525	1,538,300	116,520		8/22/2013	300
Palm Bay	FL		290,940	1,144,560	None	None	290,940	1,144,560	1,435,500	108,733		8/22/2013	300
Panama City	FL		468,060	869,253	None	None	468,060	869,253	1,337,313	105,759		12/14/2012	300
Panama City	FL		462,383	1,144,753	None	None	462,383	1,144,753	1,607,136	89,672		1/24/2014	300
Panama City	FL		486,671	1,204,883	None	None	486,671	1,204,883	1,691,554	94,383		1/24/2014	300
Pensacola	FL		324,665	1,166,541	None	None	324,665	1,166,541	1,491,206	10,644		10/9/2015	300
Perry	FL		244,021	959,979	None	None	244,021	959,979	1,204,000	91,198		8/22/2013	300
Perry	FL		213,916	1,117,652	None	None	213,916	1,117,652	1,331,568	87,549		1/24/2014	300
Pinellas Park	FL		324,807	1,277,793	None	None	324,807	1,277,793	1,602,600	121,390		8/22/2013	300
Port St Joe	FL		950,000	2,678,477	None	None	950,000	2,678,477	3,628,477	209,814		1/31/2014	300
Punta Gorda	FL		544,349	1,347,680	None	None	544,349	1,347,680	1,892,029	105,568		1/24/2014	300
Riverview	FL		318,240	1,251,960	None	None	318,240	1,251,960	1,570,200	118,936		8/22/2013	300
Riviera Beach	FL		395,095	1,554,305	None	None	395,095	1,554,305	1,949,400	147,659		8/22/2013	300
Rockledge	FL		246,149	968,351	None	None	246,149	968,351	1,214,500	91,993		8/22/2013	300
Saint Cloud	FL		403,749	1,588,351	None	None	403,749	1,588,351	1,992,100	150,893		8/22/2013	300
San Antonio	FL		258,167	1,015,633	None	None	258,167	1,015,633	1,273,800	96,485		8/22/2013	300
San Mateo	FL		455,279	1,479,656	None	None	455,279	1,479,656	1,934,935	175,093		1/22/2013	300
Santa Rosa Beach	FL		316,256	1,652,348	None	None	316,256	1,652,348	1,968,604	129,434		1/24/2014	300
Seminole	FL		541,317	1,005,304	None	None	541,317	1,005,304	1,546,621	122,312		12/14/2012	300
Sneads	FL		222,497	875,303	None	None	222,497	875,303	1,097,800	83,154		8/22/2013	300
Sorrento	FL		253,303	996,497	None	None	253,303	996,497	1,249,800	94,667		8/22/2013	300
South Daytona	FL		652,903	1,212,534	None	None	652,903	1,212,534	1,865,437	147,525		12/14/2012	300
Spring Hill	FL		315,224	1,286,099	None	None	315,224	1,286,099	1,601,323	135,040		5/23/2013	300
Spring Hill	FL		314,531	1,237,369	None	None	314,531	1,237,369	1,551,900	117,550		8/22/2013	300
Tampa	FL		559,416	1,038,915	None	None	559,416	1,038,915	1,598,331	147,180		6/1/2012	300
Tampa	FL		552,447	1,025,973	None	None	552,447	1,025,973	1,578,420	145,346		6/1/2012	300
Tampa	FL		549,314	1,020,154	None	None	549,314	1,020,154	1,569,468	124,119		12/14/2012	300
Tampa	FL		611,153	1,134,998	None	None	611,153	1,134,998	1,746,151	138,091		12/14/2012	300
Tampa	FL		634,199	1,177,799	None	None	634,199	1,177,799	1,811,998	143,299		12/14/2012	300
Tampa	FL		378,121	1,228,892	12,109	None	378,121	1,241,001	1,619,122	145,991		1/22/2013	300
Tavares	FL		534,612	1,323,575	None	None	534,612	1,323,575	1,858,187	103,680		1/24/2014	300
Temple Terrace	FL		666,400	1,237,599	None	None	666,400	1,237,599	1,903,999	175,327		6/1/2012	300
Waldo	FL		150,203	1,000,934	None	None	150,203	1,000,934	1,151,137	78,407		1/24/2014	300
Webster	FL		244,703	962,663	10,957	None	244,703	973,620	1,218,323	92,302		8/2/2013	300
Weirsdale	FL		440,625	1,090,885	None	None	440,625	1,090,885	1,531,510	85,453		1/24/2014	300
Wildwood	FL		553,758	1,370,976	None	None	553,758	1,370,976	1,924,734	107,393		1/24/2014	300
Winter Haven	FL		441,079	819,148	None	None	441,079	819,148	1,260,227	116,046		6/1/2012	300
Winter Haven	FL		437,109	811,775	None	None	437,109	811,775	1,248,884	98,766		12/14/2012	300
Winter Springs	FL		336,947	1,325,553	None	None	336,947	1,325,553	1,662,500	125,928		8/22/2013	300
Yulee	FL		331,698	1,304,902	None	None	331,698	1,304,902	1,636,600	123,966		8/22/2013	300
Zephyrhills	FL		304,398	1,197,502	None	None	304,398	1,197,502	1,501,900	113,763		8/22/2013	300
Zolfo Springs	FL		420,000	1,144,259	None	None	420,000	1,144,259	1,564,259	89,634		1/24/2014	300
Athens	GA		396,815	982,422	None	None	396,815	982,422	1,379,237	76,956		1/24/2014	300
Atlanta	GA		368,101	1,045,807	None	None	368,101	1,045,807	1,413,908	85,408		12/4/2013	300
Atlanta	GA		386,653	1,098,516	None	None	386,653	1,098,516	1,485,169	78,727		3/28/2014	300
Atlanta	GA		477,551	1,363,030	None	None	477,551	1,363,030	1,840,581	74,967		8/1/2014	300
Auburn	GA		234,333	921,867	None	None	234,333	921,867	1,156,200	87,577		8/22/2013	300
Augusta	GA		572,784	1,063,741	None	None	572,784	1,063,741	1,636,525	150,697		6/1/2012	300
Augusta	GA		396,046	735,513	None	None	396,046	735,513	1,131,559	89,487		12/14/2012	300
Augusta	GA		244,244	960,856	None	None	244,244	960,856	1,205,100	91,281		8/22/2013	300
Augusta	GA		240,656	946,744	None	None	240,656	946,744	1,187,400	89,941		8/22/2013	300
Bogart	GA		341,583	970,468	None	None	341,583	970,468	1,312,051	79,255		12/4/2013	300
Brooklet	GA		189,211	988,573	None	None	189,211	988,573	1,177,784	77,438		1/24/2014	300
Brunswick	GA		525,784	976,455	None	None	525,784	976,455	1,502,239	118,802		12/14/2012	300
Brunswick	GA		374,722	695,913	None	None	374,722	695,913	1,070,635	84,669		12/14/2012	300
Carrollton	GA		184,110	724,290	None	None	184,110	724,290	908,400	68,808		8/22/2013	300
Carrollton	GA		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	99,742		8/22/2013	300
Collins	GA		120,219	876,179	None	None	120,219	876,179	996,398	68,634		1/31/2014	300
Conyers	GA		737,753	1,370,114	None	None	737,753	1,370,114	2,107,867	194,099		6/1/2012	300
Dalton	GA		401,120	748,837	None	None	401,120	748,837	1,149,957	58,659		1/24/2014	300
Dawson	GA		413,732	768,359	None	None	413,732	768,359	1,182,091	93,484		12/14/2012	300
Dewy Rose	GA		190,003	747,472	None	None	190,003	747,472	937,475	71,010		8/20/2013	300
Dexter	GA		58,236	424,437	18,715	None	58,236	443,152	501,388	38,510		12/20/2013	300
Dublin	GA		208,680	1,008,938	None	None	208,680	1,008,938	1,217,618	79,034		1/31/2014	300
Elberton	GA		194,222	764,071	None	None	194,222	764,071	958,293	72,587		8/20/2013	300
Forest Park	GA		288,001	1,132,999	None	None	288,001	1,132,999	1,421,000	107,635		8/22/2013	300
Glennville	GA		245,706	966,610	None	None	245,706	966,610	1,212,316	95,050		7/3/2013	300
Gordon	GA		179,124	704,676	None	None	179,124	704,676	883,800	66,944		8/22/2013	300
Greenville	GA		170,000	880,648	None	None	170,000	880,648	1,050,648	68,984		1/24/2014	300
Hartwell	GA		222,699	876,101	None	None	222,699	876,101	1,098,800	83,230		8/22/2013	300
Hoschton	GA		312,038	1,227,562	None	None	312,038	1,227,562	1,539,600	116,618		8/22/2013	300
Irwinton	GA		331,310	1,076,757	None	None	331,310	1,076,757	1,408,067	127,416		1/22/2013	300
Jonesboro	GA		316,862	1,246,538	None	None	316,862	1,246,538	1,563,400	118,421		8/22/2013	300
LaGrange	GA		270,000	831,559	None	None	270,000	831,559	1,101,559	65,139		1/31/2014	300
Lilburn	GA		323,652	1,273,248	None	None	323,652	1,273,248	1,596,900	120,959		8/22/2013	300
Ludowici	GA		344,543	1,119,765	12,235	None	344,543	1,132,000	1,476,543	137,480		1/22/2013	300
Macon	GA		245,825	967,075	None	None	245,825	967,075	1,212,900	91,872		8/22/2013	300
Marietta	GA		289,116	1,137,384	None	None	289,116	1,137,384	1,426,500	108,051		8/22/2013	300
Midway	GA		243,028	956,072	None	None	243,028	956,072	1,199,100	90,827		8/22/2013	300
Milledgeville	GA		245,290	696,890	None	None	245,290	696,890	942,180	54,590		1/31/2014	300
Monticello	GA		146,301	1,066,274	None	None	146,301	1,066,274	1,212,575	76,416		3/28/2014	300
Nicholls	GA		198,723	781,777	None	None	198,723	781,777	980,500	74,269		8/22/2013	300
Pooler	GA		279,935	1,101,265	None	None	279,935	1,101,265	1,381,200	104,620		8/22/2013	300
Powder Springs	GA		290,373	1,142,327	None	None	290,373	1,142,327	1,432,700	108,521		8/22/2013	300
Resaca	GA		600,000	2,830,403	None	None	600,000	2,830,403	3,430,403	221,715		1/31/2014	300
Richmond Hill	GA		297,203	1,169,197	None	None	297,203	1,169,197	1,466,400	111,074		8/22/2013	300
Savannah	GA		450,992	1,774,208	None	None	450,992	1,774,208	2,225,200	168,550		8/22/2013	300
Screven	GA		198,288	780,067	None	None	198,288	780,067	978,355	74,106		8/8/2013	300
Stockbridge	GA		348,721	863,351	None	None	348,721	863,351	1,212,072	67,629		1/24/2014	300
Talbotton	GA		128,449	855,969	None	None	128,449	855,969	984,418	67,051		1/24/2014	300
Thomasville	GA		407,954	757,629	None	None	407,954	757,629	1,165,583	92,178		12/14/2012	300
Tifton	GA		202,011	824,197	None	None	202,011	824,197	1,026,208	86,541		5/23/2013	300
Uvalda	GA		187,576	737,924	None	None	187,576	737,924	925,500	70,103		8/22/2013	300
Vienna	GA		340,000	2,529,310	None	None	340,000	2,529,310	2,869,310	198,129		1/31/2014	300
Warrenton	GA		298,668	554,669	None	None	298,668	554,669	853,337	67,485		12/14/2012	300
Waycross	GA		417,843	775,994	None	None	417,843	775,994	1,193,837	94,413		12/14/2012	300
Waynesville	GA		132,112	880,378	None	None	132,112	880,378	1,012,490	68,963		1/24/2014	300
Whigham	GA		123,430	822,527	None	None	123,430	822,527	945,957	64,431		1/24/2014	300
Wrightsville	GA		274,254	509,328	None	None	274,254	509,328	783,582	61,968		12/14/2012	300
Wrightsville	GA		166,239	868,552	None	None	166,239	868,552	1,034,791	68,037		1/24/2014	300
Des Moines	IA		455,336	845,625	None	None	455,336	845,625	1,300,961	119,797		6/1/2012	300
Des Moines	IA		214,167	842,533	None	None	214,167	842,533	1,056,700	80,041		8/22/2013	300
Mason City	IA		242,135	449,678	None	None	242,135	449,678	691,813	63,704		6/1/2012	300
Montrose	IA		307,533	999,483	None	None	307,533	999,483	1,307,016	118,272		1/22/2013	300
Waterloo	IA		366,422	1,190,872	None	None	366,422	1,190,872	1,557,294	140,920		1/22/2013	300
Calumet City	IL		561,828	1,043,394	None	None	561,828	1,043,394	1,605,222	147,814		6/1/2012	300
Catlin	IL		373,096	1,212,561	None	None	373,096	1,212,561	1,585,657	143,486		1/22/2013	300
Cerro Gordo	IL		312,718	1,016,334	None	None	312,718	1,016,334	1,329,052	120,266		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Columbia	IL		383,895	1,247,660	None	None	383,895	1,247,660	1,631,555	147,640		1/22/2013	300
Dwight	IL		355,224	659,701	None	None	355,224	659,701	1,014,925	80,264		12/14/2012	300
East Saint Louis	IL		564,367	1,048,111	None	None	564,367	1,048,111	1,612,478	127,520		12/14/2012	300
Farina	IL		161,831	1,078,428	None	None	161,831	1,078,428	1,240,259	84,477		1/24/2014	300
Galesburg	IL		325,959	605,353	None	None	325,959	605,353	931,312	85,758		6/1/2012	300
Gillespie	IL	540,251	346,508	1,126,153	None	None	346,508	1,126,153	1,472,661	133,261		1/22/2013	300
Goreville	IL		175,538	690,566	None	None	175,538	690,566	866,104	63,302		9/13/2013	300
Harvey	IL		356,530	662,127	None	None	356,530	662,127	1,018,657	80,559		12/14/2012	300
Joliet	IL		396,961	737,212	None	None	396,961	737,212	1,134,173	89,694		12/14/2012	300
La Salle	IL		457,726	1,487,609	None	None	457,726	1,487,609	1,945,335	176,034		1/22/2013	300
Marseilles	IL	596,849	364,551	1,184,791	None	None	364,551	1,184,791	1,549,342	140,200		1/22/2013	300
Metropolis	IL		522,911	971,120	None	None	522,911	971,120	1,494,031	118,153		12/14/2012	300
Mount Zion	IL	612,285	344,938	1,121,050	None	None	344,938	1,121,050	1,465,988	132,658		1/22/2013	300
Peoria	IL		378,198	702,367	None	None	378,198	702,367	1,080,565	99,502		6/1/2012	300
Quincy	IL		351,325	869,798	None	None	351,325	869,798	1,221,123	68,134		1/24/2014	300
Virden	IL		546,679	1,015,261	None	None	546,679	1,015,261	1,561,940	123,523		12/14/2012	300
Anderson	IN		634,963	1,179,216	None	None	634,963	1,179,216	1,814,179	143,471		12/14/2012	300
Anderson	IN		335,312	830,155	None	None	335,312	830,155	1,165,467	65,029		1/24/2014	300
Indianapolis	IN		454,789	844,607	None	None	454,789	844,607	1,299,396	119,653		6/1/2012	300
Muncie	IN		347,731	860,902	None	None	347,731	860,902	1,208,633	67,437		1/24/2014	300
Muncie	IN		327,861	811,707	None	None	327,861	811,707	1,139,568	63,584		1/24/2014	300
New Albany	IN		437,343	812,209	None	None	437,343	812,209	1,249,552	98,819		12/14/2012	300
New Carlisle	IN		210,347	1,099,005	None	None	210,347	1,099,005	1,309,352	86,089		1/24/2014	300
Oxford	IN		60,000	940,000	None	None	60,000	940,000	1,000,000	73,633		1/24/2014	300
Parker City	IN		266,530	494,983	None	None	266,530	494,983	761,513	70,123		6/1/2012	300
Rockport	IN		203,782	378,451	None	None	203,782	378,451	582,233	46,045		12/14/2012	300
South Bend	IN		507,845	943,140	None	None	507,845	943,140	1,450,985	114,749		12/14/2012	300
Arma	KS		170,875	793,860	None	None	170,875	793,860	964,735	107,171		8/30/2012	300
Basehor	KS		171,627	872,548	None	None	171,627	872,548	1,044,175	117,794		8/30/2012	300
Burlington	KS		173,930	806,439	None	None	173,930	806,439	980,369	108,869		8/30/2012	300
Cheney	KS		161,300	770,354	None	None	161,300	770,354	931,654	103,998		8/30/2012	300
Cherryvale	KS		90,248	811,836	None	None	90,248	811,836	902,084	109,598		8/30/2012	300
Coffeyville	KS		519,254	964,328	None	None	519,254	964,328	1,483,582	117,327		12/14/2012	300
Edwardsville	KS		161,785	906,004	None	None	161,785	906,004	1,067,789	122,310		8/30/2012	300
Elkhart	KS		119,882	848,233	None	None	119,882	848,233	968,115	114,511		8/30/2012	300
Elwood	KS		273,826	677,929	None	None	273,826	677,929	951,755	53,104		1/24/2014	300
Fort Scott	KS		486,062	752,183	None	None	486,062	752,183	1,238,245	96,530		10/31/2012	300
Fredonia	KS		412,134	637,779	None	None	412,134	637,779	1,049,913	81,848		10/31/2012	300
Galena	KS		419,578	649,300	None	None	419,578	649,300	1,068,878	83,327		10/31/2012	300
Girard	KS		129,389	862,237	None	None	129,389	862,237	991,626	67,542		1/24/2014	300
Great Bend	KS		190,000	887,599	None	None	190,000	887,599	1,077,599	1,479		12/15/2015	300
Herington	KS		210,000	911,321	None	None	210,000	911,321	1,121,321	1,519		12/15/2015	300
Horton	KS		101,571	844,142	None	None	101,571	844,142	945,713	113,959		8/30/2012	300
Hoxie	KS		393,962	609,658	None	None	393,962	609,658	1,003,620	78,239		10/31/2012	300
Independence	KS		370,000	671,122	None	None	370,000	671,122	1,041,122	86,127		10/31/2012	300
Kansas City	KS		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	151,816		6/1/2012	300
Kansas City	KS		140,147	922,934	None	None	140,147	922,934	1,063,081	124,596		8/30/2012	300
Kansas City	KS		147,689	581,011	None	None	147,689	581,011	728,700	55,196		8/22/2013	300
Lawrence	KS		236,948	965,247	None	None	236,948	965,247	1,202,195	130,308		8/30/2012	300
Leavenworth	KS		430,140	665,644	None	None	430,140	665,644	1,095,784	85,424		10/31/2012	300
Liberal	KS		394,833	611,006	None	None	394,833	611,006	1,005,839	78,412		10/31/2012	300
Lyndon	KS		100,642	822,510	None	None	100,642	822,510	923,152	111,039		8/30/2012	300
Neodesha	KS		124,388	867,203	None	None	124,388	867,203	991,591	117,072		8/30/2012	300
Newton	KS		110,986	873,540	None	None	110,986	873,540	984,526	117,928		8/30/2012	300
Norton	KS		142,749	951,265	None	None	142,749	951,265	1,094,014	74,516		1/24/2014	300
Oskaloosa	KS		152,298	1,014,896	None	None	152,298	1,014,896	1,167,194	79,500		1/24/2014	300
Phillipsburg	KS		146,172	974,073	None	None	146,172	974,073	1,120,245	76,302		1/24/2014	300
Salina	KS		194,508	889,894	None	None	194,508	889,894	1,084,402	120,136		8/30/2012	300
Topeka	KS		395,822	612,536	None	None	395,822	612,536	1,008,358	78,609		10/31/2012	300
Wakeeney	KS		124,960	832,723	None	None	124,960	832,723	957,683	65,230		1/24/2014	300
Washington	KS		81,586	828,885	None	None	81,586	828,885	910,471	111,900		8/30/2012	300
Wichita	KS		533,216	825,154	None	None	533,216	825,154	1,358,370	105,895		10/31/2012	300
Wichita	KS		530,000	901,373	None	None	530,000	901,373	1,431,373	115,676		10/31/2012	300
Wichita	KS		625,585	968,095	None	None	625,585	968,095	1,593,680	124,239		10/31/2012	300
Wichita	KS		541,521	838,007	None	None	541,521	838,007	1,379,528	107,544		10/31/2012	300
Wichita	KS		498,745	771,810	None	None	498,745	771,810	1,270,555	99,049		10/31/2012	300
Benton	KY		132,553	883,318	None	None	132,553	883,318	1,015,871	69,193		1/24/2014	300
Bronston	KY		297,256	966,082	None	None	297,256	966,082	1,263,338	114,320		1/22/2013	300
Corydon	KY		161,985	766,073	None	None	161,985	766,073	928,058	60,009		1/24/2014	300
Dayton	KY		141,508	508,446	None	None	141,508	508,446	649,954	4,639		10/9/2015	300
Dorton	KY		283,556	921,558	None	None	283,556	921,558	1,205,114	109,051		1/22/2013	300
Fordsville	KY		130,000	785,971	None	None	130,000	785,971	915,971	61,568		1/24/2014	300
Ledbetter	KY		100,000	771,540	None	None	100,000	771,540	871,540	60,437		1/24/2014	300
Louisville	KY		499,759	928,124	None	None	499,759	928,124	1,427,883	112,922		12/14/2012	300
Louisville	KY		265,221	1,043,379	None	None	265,221	1,043,379	1,308,600	99,121		8/22/2013	300
Louisville	KY		251,195	988,205	None	None	251,195	988,205	1,239,400	93,879		8/22/2013	300
Louisville	KY		456,605	1,297,257	None	None	456,605	1,297,257	1,753,862	114,591		10/11/2013	300
Louisville	KY		409,904	1,164,574	None	None	409,904	1,164,574	1,574,478	75,697		5/28/2014	300
Mount Vernon	KY		470,619	874,008	None	None	470,619	874,008	1,344,627	106,338		12/14/2012	300
Paducah	KY		200,750	789,750	None	None	200,750	789,750	990,500	75,026		8/22/2013	300
Prestonsburg	KY		223,906	1,082,554	None	None	223,906	1,082,554	1,306,460	95,626		10/11/2013	300
Providence	KY		199,919	786,481	None	None	199,919	786,481	986,400	74,716		8/22/2013	300
Radcliff	KY		280,806	1,104,694	None	None	280,806	1,104,694	1,385,500	104,946		8/22/2013	300
Sacramento	KY		113,547	756,668	None	None	113,547	756,668	870,215	59,272		1/24/2014	300
Somerset	KY		456,467	847,725	None	None	456,467	847,725	1,304,192	120,094		6/1/2012	300
Somerset	KY		330,419	818,041	None	None	330,419	818,041	1,148,460	64,080		1/24/2014	300
Wingo	KY		106,789	711,629	None	None	106,789	711,629	818,418	55,744		1/24/2014	300
Abbeville	LA		386,990	1,257,716	None	None	386,990	1,257,716	1,644,706	148,830		1/22/2013	300
Bastrop	LA		179,126	935,881	None	None	179,126	935,881	1,115,007	73,311		1/24/2014	300
Baton Rouge	LA		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	148,153		6/1/2012	300
Baton Rouge	LA		433,213	804,539	None	None	433,213	804,539	1,237,752	97,886		12/14/2012	300
Baton Rouge	LA		279,327	1,098,873	None	None	279,327	1,098,873	1,378,200	104,393		8/22/2013	300
Baton Rouge	LA		188,485	535,504	22,133	None	188,485	557,637	746,122	46,976		12/20/2013	300
Baton Rouge	LA		342,664	848,357	None	None	342,664	848,357	1,191,021	66,455		1/24/2014	300
Baton Rouge	LA		422,535	1,046,098	None	None	422,535	1,046,098	1,468,633	81,944		1/24/2014	300
Blanchard	LA		177,898	860,109	38,083	None	177,898	898,192	1,076,090	75,926		12/20/2013	300
Colfax	LA		148,313	583,465	None	None	148,313	583,465	731,778	55,429		8/21/2013	300
Deridder	LA		250,446	985,254	None	None	250,446	985,254	1,235,700	93,599		8/22/2013	300
Dixie Inn	LA		318,870	592,187	None	None	318,870	592,187	911,057	72,049		12/14/2012	300
Duson	LA		355,640	1,155,831	None	None	355,640	1,155,831	1,511,471	136,773		1/22/2013	300
Florien	LA		323,203	1,050,409	None	None	323,203	1,050,409	1,373,612	124,298		1/22/2013	300
Franklinton	LA		150,109	1,000,309	None	None	150,109	1,000,309	1,150,418	78,358		1/24/2014	300
Geismar	LA		489,660	909,368	None	None	489,660	909,368	1,399,028	110,640		12/14/2012	300
Gretna	LA		880,000	839,022	None	None	880,000	839,022	1,719,022	65,723		1/24/2014	300
Hammond	LA		417,284	774,955	None	None	417,284	774,955	1,192,239	109,785		6/1/2012	300
Lafayette	LA		402,767	1,308,994	None	None	402,767	1,308,994	1,711,761	154,898		1/22/2013	300
Lafayette	LA		262,452	745,651	19,188	None	262,452	764,839	1,027,291	64,250		12/20/2013	300
Lafitte	LA		259,861	1,228,959	None	None	259,861	1,228,959	1,488,820	96,268		1/24/2014	300
Logansport	LA		494,202	917,805	None	None	494,202	917,805	1,412,007	111,666		12/14/2012	300
Many	LA		199,395	1,041,784	None	None	199,395	1,041,784	1,241,179	81,606		1/24/2014	300
Melville	LA		367,000	1,192,748	None	None	367,000	1,192,748	1,559,748	141,142		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Minden	LA		339,679	630,832	None	None	339,679	630,832	970,511	89,368		6/1/2012	300
Monroe	LA		667,232	1,073,926	None	None	667,232	1,073,926	1,741,158	10,366		10/9/2015	300
Moreauville	LA		186,423	974,008	None	None	186,423	974,008	1,160,431	76,297		1/24/2014	300
Morse	LA		352,771	1,146,506	None	None	352,771	1,146,506	1,499,277	135,670		1/22/2013	300
Natchitoches	LA		250,162	984,138	None	None	250,162	984,138	1,234,300	93,493		8/22/2013	300
Opelousas	LA		350,277	1,138,401	None	None	350,277	1,138,401	1,488,678	134,711		1/22/2013	300
Opelousas	LA		365,368	1,187,446	None	None	365,368	1,187,446	1,552,814	140,514		1/22/2013	300
Port Vincent	LA		398,039	1,293,627	None	None	398,039	1,293,627	1,691,666	153,079		1/22/2013	300
Robeline	LA		329,964	1,072,382	None	None	329,964	1,072,382	1,402,346	126,899		1/22/2013	300
Saint Bernard	LA		447,884	831,784	None	None	447,884	831,784	1,279,668	117,836		6/1/2012	300
Shreveport	LA		605,336	1,124,196	None	None	605,336	1,124,196	1,729,532	159,261		6/1/2012	300
Shreveport	LA		719,595	1,336,390	None	None	719,595	1,336,390	2,055,985	162,594		12/14/2012	300
Sibley	LA		180,316	942,101	None	None	180,316	942,101	1,122,417	73,798		1/24/2014	300
Tallulah	LA		287,313	473,108	None	None	287,313	473,108	760,421	4,447		10/9/2015	300
Violet	LA		342,764	848,603	None	None	342,764	848,603	1,191,367	66,474		1/24/2014	300
West Monroe	LA		362,591	1,178,420	None	None	362,591	1,178,420	1,541,011	139,446		1/22/2013	300
West Monroe	LA		262,241	1,031,659	None	None	262,241	1,031,659	1,293,900	98,008		8/22/2013	300
West Monroe	LA		160,000	755,108	None	None	160,000	755,108	915,108	59,150		1/24/2014	300
Pittsfield	MA		165,324	1,489,846	None	None	165,324	1,489,846	1,655,170	2,483		12/15/2015	300
Alanson	MI		314,390	1,021,767	5,337	None	314,390	1,027,104	1,341,494	120,942		1/22/2013	300
Bangor	MI		513,772	954,149	None	None	513,772	954,149	1,467,921	135,171		6/1/2012	300
Battle Creek	MI		438,869	815,042	None	None	438,869	815,042	1,253,911	115,464		6/1/2012	300
Beaverton	MI		242,135	449,678	None	None	242,135	449,678	691,813	63,704		6/1/2012	300
Brockway	MI		248,856	462,160	None	None	248,856	462,160	711,016	65,473		6/1/2012	300
Buckley	MI		296,289	962,940	None	None	296,289	962,940	1,259,229	113,948		1/22/2013	300
Clinton	MI		326,088	1,059,786	None	None	326,088	1,059,786	1,385,874	125,408		1/22/2013	300
Copemish	MI		292,975	952,167	None	None	292,975	952,167	1,245,142	112,673		1/22/2013	300
Croswell	MI		387,461	719,571	None	None	387,461	719,571	1,107,032	101,939		6/1/2012	300
Dearborn	MI		522,650	970,637	None	None	522,650	970,637	1,493,287	137,507		6/1/2012	300
Detroit	MI		264,876	860,847	5,054	None	264,876	865,901	1,130,777	103,829		1/22/2013	300
Farmington	MI		325,172	1,279,228	None	None	325,172	1,279,228	1,604,400	121,527		8/22/2013	300
Flat Rock	MI		264,268	1,039,632	None	None	264,268	1,039,632	1,303,900	98,765		8/22/2013	300
Flint	MI		510,751	948,537	None	None	510,751	948,537	1,459,288	134,376		6/1/2012	300
Gladwin	MI		265,925	864,258	None	None	265,925	864,258	1,130,183	102,270		1/22/2013	300
Grand Rapids	MI		526,567	977,911	None	None	526,567	977,911	1,504,478	118,979		12/14/2012	300
Grand Rapids	MI		225,609	363,123	None	None	225,609	363,123	588,732	3,505		10/9/2015	300
Jackson	MI		473,329	879,039	None	None	473,329	879,039	1,352,368	124,531		6/1/2012	300
Jackson	MI		592,388	1,100,149	None	None	592,388	1,100,149	1,692,537	133,851		12/14/2012	300
Litchfield	MI		314,519	1,022,185	None	None	314,519	1,022,185	1,336,704	120,959		1/22/2013	300
Mancelona	MI		294,344	956,617	None	None	294,344	956,617	1,250,961	113,200		1/22/2013	300
Marion	MI		354,869	659,042	None	None	354,869	659,042	1,013,911	80,183		12/14/2012	300
Muskegon	MI		318,001	1,033,502	None	None	318,001	1,033,502	1,351,503	122,298		1/22/2013	300
New Baltimore	MI		237,040	932,516	None	None	237,040	932,516	1,169,556	94,806		6/25/2013	300
Onaway	MI		510,098	947,326	None	None	510,098	947,326	1,457,424	115,258		12/14/2012	300
Pinckney	MI		305,815	993,898	None	None	305,815	993,898	1,299,713	117,611		1/22/2013	300
Romulus	MI		578,474	1,074,310	None	None	578,474	1,074,310	1,652,784	152,194		6/1/2012	300
Sheridan	MI		307,737	1,000,144	None	None	307,737	1,000,144	1,307,881	118,350		1/22/2013	300
Spring Arbor	MI		325,553	1,058,048	None	None	325,553	1,058,048	1,383,601	125,202		1/22/2013	300
St John’s	MI		324,325	1,054,055	None	None	324,325	1,054,055	1,378,380	124,730		1/22/2013	300
Tekonsha	MI		269,258	875,089	None	None	269,258	875,089	1,144,347	103,552		1/22/2013	300
Wellston	MI		270,942	880,562	None	None	270,942	880,562	1,151,504	104,200		1/22/2013	300
Advance	MO		327,985	1,065,951	None	None	327,985	1,065,951	1,393,936	126,138		1/22/2013	300
Bonne Terre	MO		254,437	826,921	None	None	254,437	826,921	1,081,358	97,852		1/22/2013	300
Buckner	MO		188,702	985,916	None	None	188,702	985,916	1,174,618	77,230		1/24/2014	300
Cole Camp	MO		296,537	963,746	None	None	296,537	963,746	1,260,283	114,043		1/22/2013	300
Crocker	MO		139,188	927,532	None	None	139,188	927,532	1,066,720	72,657		1/24/2014	300
Garden City	MO		139,163	927,369	None	None	139,163	927,369	1,066,532	72,644		1/24/2014	300
Jackson	MO		396,040	1,287,131	None	None	396,040	1,287,131	1,683,171	152,310		1/22/2013	300
Jackson	MO		201,264	791,776	None	None	201,264	791,776	993,040	72,579		9/13/2013	300
Kansas City	MO		443,895	824,377	None	None	443,895	824,377	1,268,272	116,787		6/1/2012	300
Kansas City	MO		557,439	1,035,244	None	None	557,439	1,035,244	1,592,683	146,660		6/1/2012	300
Kansas City	MO		414,347	641,204	None	None	414,347	641,204	1,055,551	82,288		10/31/2012	300
Kansas City	MO		277,016	995,336	None	None	277,016	995,336	1,272,352	9,082		10/9/2015	300
Louisiana	MO		186,741	734,640	None	None	186,741	734,640	921,381	74,688		6/28/2013	300
Mansfield	MO		152,932	1,019,125	None	None	152,932	1,019,125	1,172,057	79,831		1/24/2014	300
Oronogo	MO		327,756	1,065,207	None	None	327,756	1,065,207	1,392,963	126,049		1/22/2013	300
Queen City	MO		309,915	1,007,222	None	None	309,915	1,007,222	1,317,137	119,188		1/22/2013	300
Richland	MO		137,522	916,435	None	None	137,522	916,435	1,053,957	71,787		1/24/2014	300
Rolla	MO		340,000	899,367	None	None	340,000	899,367	1,239,367	70,450		1/24/2014	300
Russellville	MO		122,033	813,218	None	None	122,033	813,218	935,251	63,702		1/24/2014	300
Sikeston	MO		409,114	2,005,416	None	2,579	409,114	2,007,995	2,417,109	1,120,231		1/24/2002	300
St. Louis	MO		647,256	1,202,046	None	None	647,256	1,202,046	1,849,302	170,290		6/1/2012	300
Unionville	MO		324,616	1,055,004	None	None	324,616	1,055,004	1,379,620	124,842		1/22/2013	300
Amory	MS		191,439	1,000,215	None	None	191,439	1,000,215	1,191,654	78,350		1/24/2014	300
Belzoni	MS		222,063	873,597	None	None	222,063	873,597	1,095,660	85,904		7/24/2013	300
Brookhaven	MS		198,152	779,533	None	None	198,152	779,533	977,685	71,457		9/30/2013	300
Brooksville	MS		114,899	765,676	None	None	114,899	765,676	880,575	59,978		1/24/2014	300
Canton	MS		960,000	2,510,516	None	None	960,000	2,510,516	3,470,516	196,657		1/31/2014	300
Coldwater	MS		169,202	884,035	None	None	169,202	884,035	1,053,237	69,249		1/24/2014	300
Crenshaw	MS		129,543	863,263	None	None	129,543	863,263	992,806	67,622		1/24/2014	300
Durant	MS		259,403	1,020,492	None	None	259,403	1,020,492	1,279,895	103,750		6/26/2013	300
Fayette	MS		120,531	803,210	None	None	120,531	803,210	923,741	62,918		1/24/2014	300
Fulton	MS		192,188	1,004,128	None	None	192,188	1,004,128	1,196,316	78,657		1/24/2014	300
Hickory Flat	MS		132,720	884,431	None	None	132,720	884,431	1,017,151	69,280		1/24/2014	300
Horn Lake	MS		369,539	914,893	None	None	369,539	914,893	1,284,432	71,667		1/24/2014	300
Iuka	MS		161,047	841,427	None	None	161,047	841,427	1,002,474	65,912		1/24/2014	300
Jackson	MS		465,674	864,824	None	None	465,674	864,824	1,330,498	122,517		6/1/2012	300
Jackson	MS		668,518	1,241,534	None	None	668,518	1,241,534	1,910,052	175,884		6/1/2012	300
Jackson	MS		219,884	865,026	None	None	219,884	865,026	1,084,910	87,944		6/6/2013	300
Jackson	MS		234,313	921,789	None	None	234,313	921,789	1,156,102	93,715		6/26/2013	300
Jackson	MS		218,911	861,196	None	None	218,911	861,196	1,080,107	81,814		8/22/2013	300
Jackson	MS		220,000	807,338	None	None	220,000	807,338	1,027,338	63,241		1/24/2014	300
Jackson	MS		288,120	713,319	None	None	288,120	713,319	1,001,439	55,877		1/24/2014	300
Jackson	MS		273,913	678,145	None	None	273,913	678,145	952,058	53,121		1/24/2014	300
Kossuth	MS		280,000	725,755	None	None	280,000	725,755	1,005,755	56,851		1/24/2014	300
Lauderdale	MS		141,934	945,836	None	None	141,934	945,836	1,087,770	74,090		1/24/2014	300
Liberty	MS		432,170	802,601	None	None	432,170	802,601	1,234,771	113,702		6/1/2012	300
Lucedale	MS		185,603	730,164	None	None	185,603	730,164	915,767	74,233		6/26/2013	300
Moselle	MS		119,405	795,703	None	None	119,405	795,703	915,108	62,330		1/24/2014	300
Moss Point	MS		205,776	809,525	None	None	205,776	809,525	1,015,301	82,302		6/26/2013	300
Myrtle	MS		112,646	750,663	None	None	112,646	750,663	863,309	58,802		1/24/2014	300
Oakland	MS		143,737	957,846	None	None	143,737	957,846	1,101,583	75,031		1/24/2014	300
Okolona	MS		170,244	1,134,490	None	None	170,244	1,134,490	1,304,734	88,868		1/24/2014	300
Picayune	MS		203,708	801,388	None	None	203,708	801,388	1,005,096	81,474		6/26/2013	300
Pope	MS		170,478	890,701	None	None	170,478	890,701	1,061,179	69,772		1/24/2014	300
Shaw	MS		121,095	806,963	None	None	121,095	806,963	928,058	63,212		1/24/2014	300
Southaven	MS		284,495	1,119,205	None	None	284,495	1,119,205	1,403,700	106,324		8/22/2013	300
Starkville	MS		170,000	745,108	None	None	170,000	745,108	915,108	58,367		1/24/2014	300
Thaxton	MS		122,784	818,223	None	None	122,784	818,223	941,007	64,094		1/24/2014	300
Tunica	MS		166,859	656,426	7,725	None	166,859	664,151	831,010	60,253		9/13/2013	300
Tupelo	MS		350,960	868,896	None	None	350,960	868,896	1,219,856	68,064		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Vicksburg	MS		577,491	1,072,483	None	None	577,491	1,072,483	1,649,974	151,935		6/1/2012	300
Waynesboro	MS		126,164	840,743	None	None	126,164	840,743	966,907	65,858		1/24/2014	300
Benson	NC		880,000	1,245,899	None	None	880,000	1,245,899	2,125,899	97,595		1/24/2014	300
Bridgeton	NC		266,399	756,863	14,675	None	266,399	771,538	1,037,937	62,299		12/20/2013	300
Burgaw	NC		239,304	1,250,293	None	None	239,304	1,250,293	1,489,597	97,940		1/24/2014	300
Candler	NC		650,000	2,637,579	None	None	650,000	2,637,579	3,287,579	206,610		1/31/2014	300
Candor	NC		203,498	800,561	None	None	203,498	800,561	1,004,059	73,385		9/6/2013	300
Charlotte	NC		404,476	1,149,152	None	None	404,476	1,149,152	1,553,628	74,695		5/8/2014	300
Chocowinity	NC		225,493	920,001	None	None	225,493	920,001	1,145,494	99,667		4/4/2013	300
Dublin	NC		130,369	681,142	None	None	130,369	681,142	811,511	53,356		1/24/2014	300
Durham	NC		442,367	821,540	None	None	442,367	821,540	1,263,907	99,954		12/14/2012	300
Engelhard	NC		107,915	719,135	None	None	107,915	719,135	827,050	56,332		1/24/2014	300
Erwin	NC		132,370	639,988	6,335	None	132,370	646,323	778,693	52,494		12/20/2013	300
Fairmont	NC		163,886	856,258	None	None	163,886	856,258	1,020,144	67,074		1/24/2014	300
Gibonsville	NC		196,942	774,770	None	None	196,942	774,770	971,712	71,021		9/10/2013	300
Greensboro	NC		325,349	1,279,926	None	None	325,349	1,279,926	1,605,275	121,593		8/8/2013	300
Greensboro	NC		282,204	801,768	None	None	282,204	801,768	1,083,972	57,460		3/27/2014	300
Greenville	NC		516,944	1,279,833	None	None	516,944	1,279,833	1,796,777	100,254		1/24/2014	300
Henderson	NC		428,455	1,060,754	None	None	428,455	1,060,754	1,489,209	83,092		1/24/2014	300
Hertford	NC		213,160	1,030,599	None	None	213,160	1,030,599	1,243,759	80,730		1/31/2014	300
Hudson	NC		222,436	875,064	None	None	222,436	875,064	1,097,500	83,131		8/22/2013	300
Kannapolis	NC		351,788	870,946	None	None	351,788	870,946	1,222,734	68,224		1/24/2014	300
Kings Mountain	NC		492,867	915,324	None	None	492,867	915,324	1,408,191	111,364		12/14/2012	300
Kinston	NC		261,745	1,029,709	None	None	261,745	1,029,709	1,291,454	104,687		6/11/2013	300
Lexington	NC		242,683	954,717	None	None	242,683	954,717	1,197,400	90,698		8/22/2013	300
Lincolnton	NC		343,797	638,479	None	None	343,797	638,479	982,276	77,682		12/14/2012	300
Lumberton	NC		459,702	853,731	None	None	459,702	853,731	1,313,433	103,871		12/14/2012	300
Marion	NC		475,680	883,406	None	None	475,680	883,406	1,359,086	107,481		12/14/2012	300
Morganton	NC		197,304	776,196	None	None	197,304	776,196	973,500	73,739		8/22/2013	300
Mount Airy	NC		336,314	832,635	None	None	336,314	832,635	1,168,949	65,223		1/24/2014	300
North Wilkesboro	NC		147,567	770,994	None	None	147,567	770,994	918,561	60,395		1/24/2014	300
Rocky Mount	NC		218,842	860,925	None	None	218,842	860,925	1,079,767	78,918		9/19/2013	300
Snow Hill	NC		224,094	914,294	None	None	224,094	914,294	1,138,388	99,049		4/4/2013	300
Spring Hope	NC		226,533	1,183,568	None	None	226,533	1,183,568	1,410,101	92,713		1/24/2014	300
Stantonsburg	NC		173,832	1,158,398	None	None	173,832	1,158,398	1,332,230	90,741		1/24/2014	300
Statesville	NC		166,429	869,543	None	None	166,429	869,543	1,035,972	68,114		1/24/2014	300
Taylorsville	NC		336,401	624,744	None	None	336,401	624,744	961,145	76,011		12/14/2012	300
Taylorsville	NC		222,473	875,210	None	None	222,473	875,210	1,097,683	86,062		7/3/2013	300
Winterville	NC		250,429	465,082	None	None	250,429	465,082	715,511	65,887		6/1/2012	300
Holdrege	NE		216,987	1,049,100	None	None	216,987	1,049,100	1,266,087	89,174		11/15/2013	300
Lexington	NE		370,620	688,294	None	None	370,620	688,294	1,058,914	83,742		12/14/2012	300
Loup City	NE		110,000	1,011,762	None	None	110,000	1,011,762	1,121,762	1,686		12/15/2015	300
Minden	NE		310,000	924,792	None	None	310,000	924,792	1,234,792	1,541		12/15/2015	300
Nebraska City	NE		190,852	354,439	None	None	190,852	354,439	545,291	43,123		12/14/2012	300
Norfolk	NE		222,044	873,523	None	None	222,044	873,523	1,095,567	80,073		9/25/2013	300
Pierce	NE		160,000	1,038,132	None	None	160,000	1,038,132	1,198,132	1,730		12/15/2015	300
Red Cloud	NE		160,000	961,006	None	None	160,000	961,006	1,121,006	1,602		12/15/2015	300
South Sioux City	NE		290,379	539,274	None	None	290,379	539,274	829,653	76,397		6/1/2012	300
Valentine	NE		146,625	1,068,632	None	None	146,625	1,068,632	1,215,257	90,834		11/15/2013	300
Manchester	NH		457,288	849,249	None	None	457,288	849,249	1,306,537	103,325		12/14/2012	300
Walpole	NH		477,671	887,103	None	None	477,671	887,103	1,364,774	107,931		12/14/2012	300
Malaga	NJ		513,159	953,010	None	None	513,159	953,010	1,466,169	115,950		12/14/2012	300
Penns Grove	NJ		416,842	1,639,858	None	None	416,842	1,639,858	2,056,700	155,787		8/22/2013	300
Albuquerque	NM		281,887	523,504	None	None	281,887	523,504	805,391	74,163		6/1/2012	300
Albuquerque	NM		395,457	1,123,530	None	None	395,457	1,123,530	1,518,987	80,520		3/14/2014	300
Albuquerque	NM		470,559	1,343,072	None	None	470,559	1,343,072	1,813,631	64,915		10/6/2014	300
Belen	NM		195,662	1,022,280	None	None	195,662	1,022,280	1,217,942	80,079		1/24/2014	300
Bloomfield	NM		458,086	850,732	None	None	458,086	850,732	1,308,818	120,520		6/1/2012	300
Chama	NM		392,836	729,552	None	None	392,836	729,552	1,122,388	88,762		12/14/2012	300
Clovis	NM		194,637	765,705	None	None	194,637	765,705	960,342	77,847		6/21/2013	300
Cuba	NM		543,339	1,009,059	None	None	543,339	1,009,059	1,552,398	142,950		6/1/2012	300
Kirtland	NM		688,532	1,278,703	None	None	688,532	1,278,703	1,967,235	181,150		6/1/2012	300
Las Cruces	NM		331,422	615,497	None	None	331,422	615,497	946,919	87,195		6/1/2012	300
Los Lunas	NM		505,257	938,335	None	None	505,257	938,335	1,443,592	132,931		6/1/2012	300
Roswell	NM		334,874	829,069	None	None	334,874	829,069	1,163,943	64,944		1/24/2014	300
Tularosa	NM		233,037	432,782	None	None	233,037	432,782	665,819	52,655		12/14/2012	300
Tularosa	NM		192,325	1,004,841	None	None	192,325	1,004,841	1,197,166	78,713		1/24/2014	300
Vanderwagon	NM		667,383	1,239,426	None	None	667,383	1,239,426	1,906,809	175,585		6/1/2012	300
Mesquite	NV		225,609	418,988	None	None	225,609	418,988	644,597	59,357		6/1/2012	300
Mesquite	NV		231,028	1,116,987	None	None	231,028	1,116,987	1,348,015	91,221		12/10/2013	300
Sun Valley	NV		364,207	1,432,793	None	None	364,207	1,432,793	1,797,000	136,115		8/22/2013	300
Bath	NY		145,625	760,850	None	None	145,625	760,850	906,475	59,600		1/24/2014	300
Binghamton	NY		256,309	728,197	None	None	256,309	728,197	984,506	44,905		6/30/2014	300
Buffalo	NY		356,992	1,014,248	None	None	356,992	1,014,248	1,371,240	79,449		1/31/2014	300
Chaumont	NY		137,438	915,872	None	None	137,438	915,872	1,053,310	71,743		1/24/2014	300
Falconer	NY		541,451	1,340,506	None	None	541,451	1,340,506	1,881,957	105,006		1/24/2014	300
Gouverneur	NY		485,614	901,855	None	None	485,614	901,855	1,387,469	109,726		12/14/2012	300
Gowanda	NY		503,722	935,484	None	None	503,722	935,484	1,439,206	132,527		6/1/2012	300
Malone	NY		119,467	577,603	1,863	None	119,467	579,466	698,933	47,307		12/20/2013	300
Rochester	NY		307,714	890,061	9,145	None	307,714	899,206	1,206,920	8,753		10/9/2015	300
Schenectady	NY		468,077	869,287	None	None	468,077	869,287	1,337,364	105,763		12/14/2012	300
Schroon Lake	NY		106,612	777,013	None	None	106,612	777,013	883,625	63,456		12/20/2013	300
Syracuse	NY		376,119	619,343	None	None	376,119	619,343	995,462	5,821		10/9/2015	300
Andover	OH		469,209	871,388	None	None	469,209	871,388	1,340,597	106,019		12/14/2012	300
Arcanum	OH		300,000	1,051,000	None	None	300,000	1,051,000	1,351,000	1,752		12/15/2015	300
Bettsville	OH		60,000	1,088,013	None	None	60,000	1,088,013	1,148,013	1,813		12/15/2015	300
Blanchester	OH		359,899	668,383	None	None	359,899	668,383	1,028,282	81,320		12/14/2012	300
Bradford	OH		172,945	836,166	None	None	172,945	836,166	1,009,111	73,861		10/22/2013	300
Bremen	OH		354,866	1,153,316	None	None	354,866	1,153,316	1,508,182	136,476		1/22/2013	300
Cardington	OH		364,843	1,185,739	None	None	364,843	1,185,739	1,550,582	140,312		1/22/2013	300
Chillicothe	OH		322,923	1,049,499	17,350	None	322,923	1,066,849	1,389,772	130,978		1/22/2013	300
Cincinnati	OH		263,944	1,038,356	None	None	263,944	1,038,356	1,302,300	98,644		8/22/2013	300
Columbus	OH		574,968	1,067,799	None	None	574,968	1,067,799	1,642,767	151,271		6/1/2012	300
Columbus	OH		359,083	666,868	None	None	359,083	666,868	1,025,951	94,473		6/1/2012	300
Columbus	OH		361,678	895,430	None	None	361,678	895,430	1,257,108	70,142		1/24/2014	300
Conneaut	OH		166,644	805,700	None	None	166,644	805,700	972,344	71,170		10/22/2013	300
Dayton	OH		315,477	1,025,302	None	None	315,477	1,025,302	1,340,779	121,327		1/22/2013	300
Elyria	OH		251,256	988,444	None	None	251,256	988,444	1,239,700	93,902		8/22/2013	300
Fairfield	OH		219,943	865,257	None	None	219,943	865,257	1,085,200	82,199		8/22/2013	300
Fayette	OH		316,318	1,028,034	None	None	316,318	1,028,034	1,344,352	121,651		1/22/2013	300
Findlay	OH		238,609	938,689	None	None	238,609	938,689	1,177,298	95,433		6/21/2013	300
Fostoria	OH		262,910	1,034,290	None	None	262,910	1,034,290	1,297,200	98,258		8/22/2013	300
Georgetown	OH		381,051	707,665	None	None	381,051	707,665	1,088,716	86,099		12/14/2012	300
Grand Rapids	OH		80,000	1,072,480	None	None	80,000	1,072,480	1,152,480	1,787		12/15/2015	300
Greenwich	OH		146,371	975,399	None	None	146,371	975,399	1,121,770	76,406		1/24/2014	300
Howard	OH		169,394	885,037	None	None	169,394	885,037	1,054,431	69,328		1/24/2014	300
Huber Heights	OH		230,867	908,233	None	None	230,867	908,233	1,139,100	86,282		8/22/2013	300
Kenton	OH		400,787	744,320	None	None	400,787	744,320	1,145,107	105,445		6/1/2012	300
Kingston	OH		373,121	1,212,643	None	None	373,121	1,212,643	1,585,764	143,496		1/22/2013	300
Litchfield	OH		110,000	1,077,669	None	None	110,000	1,077,669	1,187,669	1,796		12/15/2015	300
Lorain	OH		248,933	979,305	None	None	248,933	979,305	1,228,238	99,563		6/21/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Manchester	OH		371,453	689,842	None	None	371,453	689,842	1,061,295	83,931		12/14/2012	300
Marengo	OH		213,500	839,910	None	None	213,500	839,910	1,053,410	76,992		9/26/2013	300
Mechanicsburg	OH		350,151	650,280	None	None	350,151	650,280	1,000,431	92,123		6/1/2012	300
Nashport	OH		319,015	1,036,799	None	None	319,015	1,036,799	1,355,814	122,688		1/22/2013	300
New Miami	OH		212,241	834,959	None	None	212,241	834,959	1,047,200	79,321		8/22/2013	300
Niles	OH		143,213	1,290,585	None	None	143,213	1,290,585	1,433,798	2,151		12/15/2015	300
Oak Harbor	OH		373,483	1,213,820	None	None	373,483	1,213,820	1,587,303	143,635		1/22/2013	300
Orwell	OH		293,628	545,309	None	None	293,628	545,309	838,937	77,252		6/1/2012	300
Peebles	OH		436,054	809,815	None	None	436,054	809,815	1,245,869	98,527		12/14/2012	300
Perry	OH		70,000	1,126,327	None	None	70,000	1,126,327	1,196,327	1,877		12/15/2015	300
Racine	OH		183,196	957,149	None	None	183,196	957,149	1,140,345	74,977		1/24/2014	300
Richwood	OH		157,044	1,046,524	None	None	157,044	1,046,524	1,203,568	81,978		1/24/2014	300
Ripley	OH		359,515	667,671	None	None	359,515	667,671	1,027,186	94,587		6/1/2012	300
Rockford	OH		117,012	852,812	None	None	117,012	852,812	969,824	72,489		11/15/2013	300
Seville	OH		335,945	1,091,822	None	None	335,945	1,091,822	1,427,767	129,199		1/22/2013	300
Springfield	OH		246,216	968,616	None	None	246,216	968,616	1,214,832	98,476		6/21/2013	300
Tarlton	OH		190,000	1,224,928	None	None	190,000	1,224,928	1,414,928	2,042		12/15/2015	300
Thornville	OH		285,644	928,344	17,943	None	285,644	946,287	1,231,931	115,282		1/22/2013	300
Toronto	OH		356,055	1,011,585	None	None	356,055	1,011,585	1,367,640	82,613		12/17/2013	300
Trenton	OH		439,388	707,205	None	None	439,388	707,205	1,146,593	6,826		10/9/2015	300
Warren	OH		505,805	939,353	None	None	505,805	939,353	1,445,158	133,075		6/1/2012	300
West Carrollton	OH		152,451	1,373,835	None	None	152,451	1,373,835	1,526,286	2,290		12/15/2015	300
Withamsville	OH		276,510	1,087,790	None	None	276,510	1,087,790	1,364,300	103,340		8/22/2013	300
Afton	OK		113,611	757,094	None	None	113,611	757,094	870,705	59,306		1/24/2014	300
Antlers	OK		149,985	1,093,124	None	None	149,985	1,093,124	1,243,109	81,984		2/27/2014	300
Ardmore	OK		347,932	646,160	None	None	347,932	646,160	994,092	91,539		6/1/2012	300
Broken Arrow	OK		356,064	881,533	None	None	356,064	881,533	1,237,597	69,053		1/24/2014	300
Claremore	OK		231,355	774,203	None	None	231,355	774,203	1,005,558	104,517		8/30/2012	300
Clayton	OK		533,789	826,041	None	None	533,789	826,041	1,359,830	106,009		10/31/2012	300
Cleveland	OK		196,277	1,307,968	None	None	196,277	1,307,968	1,504,245	102,457		1/24/2014	300
Collinsville	OK		289,014	715,532	None	None	289,014	715,532	1,004,546	56,050		1/24/2014	300
Davis	OK		569,738	881,672	None	None	569,738	881,672	1,451,410	113,148		10/31/2012	300
Drumright	OK		169,840	315,418	None	None	169,840	315,418	485,258	38,376		12/14/2012	300
Duncan	OK		430,448	799,403	None	None	430,448	799,403	1,229,851	97,261		12/14/2012	300
Elgin	OK		194,959	942,597	None	None	194,959	942,597	1,137,556	80,121		11/15/2013	300
Eufaula	OK		195,573	769,386	None	None	195,573	769,386	964,959	75,656		7/9/2013	300
Grove	OK		424,722	657,258	None	None	424,722	657,258	1,081,980	84,348		10/31/2012	300
Haskell	OK		228,333	424,047	None	None	228,333	424,047	652,380	60,073		6/1/2012	300
Haskell	OK		270,000	829,885	None	None	270,000	829,885	1,099,885	65,008		1/24/2014	300
Hollis	OK		61,713	880,041	None	None	61,713	880,041	941,754	118,806		8/30/2012	300
Hulbert	OK		395,384	611,858	None	None	395,384	611,858	1,007,242	78,522		10/31/2012	300
Kansas	OK		398,387	616,506	None	None	398,387	616,506	1,014,893	79,118		10/31/2012	300
Kellyville	OK		422,292	653,499	None	None	422,292	653,499	1,075,791	83,866		10/31/2012	300
Konawa	OK		390,916	604,945	None	None	390,916	604,945	995,861	77,635		10/31/2012	300
Lawton	OK		445,994	690,178	None	None	445,994	690,178	1,136,172	88,573		10/31/2012	300
Lexington	OK		128,927	673,606	None	None	128,927	673,606	802,533	52,766		1/24/2014	300
Mooreland	OK		110,000	968,647	None	None	110,000	968,647	1,078,647	1,614		12/15/2015	300
Newkirk	OK		100,999	673,045	None	None	100,999	673,045	774,044	52,722		1/24/2014	300
Norman	OK		173,541	906,703	None	None	173,541	906,703	1,080,244	71,025		1/24/2014	300
Oklahoma City	OK		400,000	678,788	None	None	400,000	678,788	1,078,788	87,111		10/31/2012	300
Oklahoma City	OK		318,134	590,821	None	None	318,134	590,821	908,955	71,883		12/14/2012	300
Shawnee	OK		288,016	534,887	None	None	288,016	534,887	822,903	75,776		6/1/2012	300
Shawnee	OK		419,371	648,979	None	None	419,371	648,979	1,068,350	83,286		10/31/2012	300
Shawnee	OK		246,641	610,625	None	None	246,641	610,625	857,266	47,832		1/24/2014	300
Sperry	OK		157,888	824,918	None	None	157,888	824,918	982,806	64,619		1/24/2014	300
Stratford	OK		392,814	607,881	None	None	392,814	607,881	1,000,695	78,011		10/31/2012	300
Tulsa	OK		433,486	670,822	None	None	433,486	670,822	1,104,308	86,089		10/31/2012	300
Tulsa	OK		312,846	774,535	None	None	312,846	774,535	1,087,381	60,672		1/24/2014	300
Wilson	OK		89,538	814,202	None	None	89,538	814,202	903,740	109,917		8/30/2012	300
Woodward	OK		221,150	802,563	None	None	221,150	802,563	1,023,713	108,346		8/30/2012	300
Lemont Furnace	PA		298,795	848,903	None	None	298,795	848,903	1,147,698	63,668		2/27/2014	300
Smithfield	PA		255,705	1,005,946	None	None	255,705	1,005,946	1,261,651	92,212		9/26/2013	300
Somerset	PA		301,986	1,188,014	None	None	301,986	1,188,014	1,490,000	112,861		8/22/2013	300
Cayce	SC		207,965	818,135	None	None	207,965	818,135	1,026,100	77,723		8/22/2013	300
Denmark	SC		220,498	867,442	None	None	220,498	867,442	1,087,940	79,515		9/30/2013	300
Florence	SC		190,573	777,528	None	None	190,573	777,528	968,101	84,232		4/23/2013	300
Heath Springs	SC		158,107	826,065	None	None	158,107	826,065	984,172	64,708		1/24/2014	300
Kingstree	SC		198,491	780,866	None	None	198,491	780,866	979,357	71,579		9/18/2013	300
Longs	SC		239,632	1,252,008	None	None	239,632	1,252,008	1,491,640	98,074		1/24/2014	300
Myrtle Beach	SC		268,056	497,817	None	None	268,056	497,817	765,873	60,568		12/14/2012	300
N Myrtle Beach	SC		155,168	610,432	None	None	155,168	610,432	765,600	57,991		8/22/2013	300
Newberry	SC		383,286	711,817	None	None	383,286	711,817	1,095,103	86,604		12/14/2012	300
North Charleston	SC		254,479	1,001,121	None	None	254,479	1,001,121	1,255,600	95,107		8/22/2013	300
Orangeburg	SC		60,000	691,079	None	None	60,000	691,079	751,079	54,135		1/24/2014	300
Ridgeland	SC		375,699	1,349,908	None	None	375,699	1,349,908	1,725,607	12,317		10/9/2015	300
Ridgeway	SC		126,727	844,496	None	None	126,727	844,496	971,223	66,152		1/24/2014	300
Timmonsville	SC		209,841	856,141	None	None	209,841	856,141	1,065,982	92,749		4/23/2013	300
Union	SC		225,174	885,835	None	None	225,174	885,835	1,111,009	81,202		9/30/2013	300
Westminster	SC		350,000	987,266	None	None	350,000	987,266	1,337,266	77,336		1/24/2014	300
Chamberlain	SD		588,809	969,571	None	None	588,809	969,571	1,558,380	9,113		10/9/2015	300
Rapid City	SD		125,477	1,130,755	None	None	125,477	1,130,755	1,256,232	1,885		12/15/2015	300
Adams	TN		121,868	812,117	None	None	121,868	812,117	933,985	63,616		1/24/2014	300
Bethel Springs	TN		134,530	702,880	None	None	134,530	702,880	837,410	55,059		1/24/2014	300
Bloomington Sprgs	TN		173,585	906,933	None	None	173,585	906,933	1,080,518	71,043		1/24/2014	300
Caryville	TN		218,883	861,087	None	None	218,883	861,087	1,079,970	78,933		9/24/2013	300
Celina	TN		157,341	1,048,501	None	None	157,341	1,048,501	1,205,842	82,133		1/24/2014	300
Church Hill	TN		220,676	868,141	None	None	220,676	868,141	1,088,817	82,473		8/1/2013	300
Cordova	TN		362,262	896,875	None	None	362,262	896,875	1,259,137	70,255		1/24/2014	300
Covington	TN		192,392	1,005,191	None	None	192,392	1,005,191	1,197,583	78,740		1/24/2014	300
Crossville	TN		224,273	882,294	None	None	224,273	882,294	1,106,567	80,877		9/24/2013	300
Dresden	TN		169,202	884,035	None	None	169,202	884,035	1,053,237	69,249		1/24/2014	300
Dyersburg	TN		138,691	724,619	None	None	138,691	724,619	863,310	56,762		1/24/2014	300
Dyersburg	TN		134,528	702,868	None	None	134,528	702,868	837,396	55,058		1/24/2014	300
Friendship	TN		129,543	863,263	None	None	129,543	863,263	992,806	67,622		1/24/2014	300
Grand Junction	TN		119,405	795,703	None	None	119,405	795,703	915,108	62,330		1/24/2014	300
Grimsley	TN		190,000	832,058	None	None	190,000	832,058	1,022,058	76,272		9/24/2013	300
Halls	TN		224,485	1,172,868	None	None	224,485	1,172,868	1,397,353	91,875		1/24/2014	300
Harriman	TN		260,000	975,515	None	None	260,000	975,515	1,235,515	73,164		2/5/2014	300
Humboldt	TN		163,042	665,204	None	None	163,042	665,204	828,246	74,281		3/19/2013	300
Madisonville	TN		185,976	731,631	None	None	185,976	731,631	917,607	69,505		8/30/2013	300
Martin	TN		160,410	838,094	None	None	160,410	838,094	998,504	65,651		1/24/2014	300
Mascot	TN		428,927	663,766	None	None	428,927	663,766	1,092,693	85,183		10/31/2012	300
Memphis	TN		225,548	418,876	None	None	225,548	418,876	644,424	59,341		6/1/2012	300
Memphis	TN		493,000	915,572	None	None	493,000	915,572	1,408,572	129,706		6/1/2012	300
Memphis	TN		369,950	687,049	None	None	369,950	687,049	1,056,999	97,332		6/1/2012	300
Memphis	TN		563,795	1,047,048	None	None	563,795	1,047,048	1,610,843	148,332		6/1/2012	300
Memphis	TN		552,777	1,026,586	None	None	552,777	1,026,586	1,579,363	145,433		6/1/2012	300
Memphis	TN		253,148	626,736	None	None	253,148	626,736	879,884	49,094		1/24/2014	300
Memphis	TN		332,829	824,006	None	None	332,829	824,006	1,156,835	64,547		1/24/2014	300
Memphis	TN		299,794	742,220	None	None	299,794	742,220	1,042,014	58,141		1/24/2014	300
Memphis	TN		315,786	781,812	None	None	315,786	781,812	1,097,598	61,242		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Memphis	TN		312,958	774,812	None	None	312,958	774,812	1,087,770	60,694		1/24/2014	300
Memphis	TN		330,000	1,049,568	None	None	330,000	1,049,568	1,379,568	82,216		1/24/2014	300
Memphis	TN		327,861	811,707	None	None	327,861	811,707	1,139,568	63,584		1/24/2014	300
Memphis	TN		312,275	773,121	None	None	312,275	773,121	1,085,396	60,561		1/24/2014	300
Memphis	TN		390,000	772,302	None	None	390,000	772,302	1,162,302	60,497		1/24/2014	300
Memphis	TN		352,417	872,503	None	None	352,417	872,503	1,224,920	68,346		1/24/2014	300
Memphis	TN		409,578	1,014,019	None	None	409,578	1,014,019	1,423,597	79,432		1/24/2014	300
Memphis	TN		405,442	1,003,781	None	None	405,442	1,003,781	1,409,223	78,629		1/24/2014	300
Michie	TN		123,911	825,729	None	None	123,911	825,729	949,640	64,682		1/24/2014	300
Milledgeville	TN		270,000	731,439	None	None	270,000	731,439	1,001,439	57,296		1/24/2014	300
Nashville	TN		589,570	948,928	None	None	589,570	948,928	1,538,498	9,160		10/9/2015	300
Niota	TN		152,948	799,110	None	None	152,948	799,110	952,058	62,597		1/24/2014	300
Rogerville	TN		206,436	812,120	None	None	206,436	812,120	1,018,556	77,151		8/14/2013	300
Sharon	TN		130,332	868,517	None	None	130,332	868,517	998,849	68,034		1/24/2014	300
Sunbright	TN		355,282	1,154,668	None	None	355,282	1,154,668	1,509,950	136,636		1/22/2013	300
Tennessee Ridge	TN		120,926	805,837	None	None	120,926	805,837	926,763	63,124		1/24/2014	300
Trezevant	TN		170,247	805,149	None	None	170,247	805,149	975,396	63,070		1/24/2014	300
Alpine	TX		248,256	1,297,068	None	None	248,256	1,297,068	1,545,324	101,604		1/24/2014	300
Alton	TX		345,945	642,468	None	None	345,945	642,468	988,413	91,016		6/1/2012	300
Amarillo	TX		191,492	811,497	None	None	191,492	811,497	1,002,989	109,552		8/30/2012	300
Amarillo	TX		260,864	712,639	None	None	260,864	712,639	973,503	96,206		8/30/2012	300
Anahuac	TX		531,601	987,259	None	None	531,601	987,259	1,518,860	120,117		12/14/2012	300
Anson	TX	608,000	139,586	1,017,331	None	None	139,586	1,017,331	1,156,917	69,518		4/30/2014	300
Arcola	TX		309,969	961,069	None	None	309,969	961,069	1,271,038	129,744		8/30/2012	300
Atlanta	TX		427,591	661,699	None	None	427,591	661,699	1,089,290	84,918		10/31/2012	300
Austin	TX		590,000	812,479	None	None	590,000	812,479	1,402,479	104,268		10/31/2012	300
Austin	TX		333,480	947,447	None	None	333,480	947,447	1,280,927	83,691		10/24/2013	300
Bacliff	TX		557,574	1,035,495	None	None	557,574	1,035,495	1,593,069	146,695		6/1/2012	300
Baytown	TX		486,394	903,304	None	None	486,394	903,304	1,389,698	127,968		6/1/2012	300
Baytown	TX		447,005	830,152	None	None	447,005	830,152	1,277,157	117,605		6/1/2012	300
Beaumont	TX		526,746	978,243	None	None	526,746	978,243	1,504,989	138,584		6/1/2012	300
Beaumont	TX		186,877	1,007,961	None	None	186,877	1,007,961	1,194,838	136,075		8/30/2012	300
Beeville	TX		382,613	710,566	None	None	382,613	710,566	1,093,179	100,664		6/1/2012	300
Bloomington	TX		330,656	1,074,634	None	None	330,656	1,074,634	1,405,290	127,165		1/22/2013	300
Blossom	TX		82,320	825,297	None	None	82,320	825,297	907,617	111,415		8/30/2012	300
Borger	TX	589,000	166,456	804,791	None	None	166,456	804,791	971,247	54,994		4/30/2014	300
Brookshire	TX	863,000	281,120	1,359,173	None	None	281,120	1,359,173	1,640,293	92,877		4/30/2014	300
Brownsville	TX		287,319	533,592	None	None	287,319	533,592	820,911	75,592		6/1/2012	300
Bullard	TX	600,000	183,822	888,752	None	None	183,822	888,752	1,072,574	60,731		4/30/2014	300
Canton	TX		165,267	1,358,083	None	None	165,267	1,358,083	1,523,350	183,341		8/30/2012	300
Canyon Lake	TX		424,566	788,481	None	None	424,566	788,481	1,213,047	111,701		6/1/2012	300
Canyon Lake	TX		183,707	1,170,581	None	None	183,707	1,170,581	1,354,288	158,028		8/30/2012	300
Cedar Creek	TX		183,296	933,294	None	None	183,296	933,294	1,116,590	125,995		8/30/2012	300
Cisco	TX	531,000	139,059	1,013,495	None	None	139,059	1,013,495	1,152,554	69,255		4/30/2014	300
Corpus Christi	TX		460,501	855,215	None	None	460,501	855,215	1,315,716	121,156		6/1/2012	300
Corpus Christi	TX		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	151,816		6/1/2012	300
Corpus Christi	TX		291,106	540,626	None	None	291,106	540,626	831,732	76,589		6/1/2012	300
Corpus Christi	TX		408,524	1,327,703	None	None	408,524	1,327,703	1,736,227	157,112		1/22/2013	300
Corpus Christi	TX		287,912	1,132,648	None	None	287,912	1,132,648	1,420,560	115,153		6/21/2013	300
Corpus Christi	TX		363,669	900,360	None	None	363,669	900,360	1,264,029	70,528		1/24/2014	300
Corrigan	TX		256,676	834,196	1,514	None	256,676	835,710	1,092,386	99,612		1/22/2013	300
Cotulla	TX		919,863	1,708,316	None	None	919,863	1,708,316	2,628,179	207,845		12/14/2012	300
Creedmoor	TX		490,979	759,793	None	None	490,979	759,793	1,250,772	97,507		10/31/2012	300
Crystal City	TX		549,519	1,020,535	None	None	549,519	1,020,535	1,570,054	124,165		12/14/2012	300
Dallas	TX		660,890	1,227,367	None	None	660,890	1,227,367	1,888,257	173,877		6/1/2012	300
Dallas	TX		474,480	881,177	None	None	474,480	881,177	1,355,657	124,833		6/1/2012	300
Dallas	TX		433,859	1,238,325	None	None	433,859	1,238,325	1,672,184	68,108		8/25/2014	300
Del Rio	TX		507,216	784,918	None	None	507,216	784,918	1,292,134	100,731		10/31/2012	300
Desoto	TX		510,567	790,105	None	None	510,567	790,105	1,300,672	101,397		10/31/2012	300
Dilley	TX		141,101	940,281	None	None	141,101	940,281	1,081,382	73,655		1/24/2014	300
Eagle Pass	TX		516,608	959,416	None	None	516,608	959,416	1,476,024	135,917		6/1/2012	300
Eagle Pass	TX		433,864	671,406	None	None	433,864	671,406	1,105,270	86,164		10/31/2012	300
East Bernard	TX	577,000	132,881	968,462	None	None	132,881	968,462	1,101,343	66,178		4/30/2014	300
Edinburg	TX		380,000	716,403	None	None	380,000	716,403	1,096,403	56,118		1/24/2014	300
El Paso	TX		154,129	1,388,962	None	None	154,129	1,388,962	1,543,091	2,315		12/15/2015	300
Elsa	TX		379,998	1,234,994	None	None	379,998	1,234,994	1,614,992	146,141		1/22/2013	300
Fort Stockton	TX		465,636	864,752	None	None	465,636	864,752	1,330,388	105,212		12/14/2012	300
Fort Worth	TX		547,855	1,019,204	None	None	547,855	1,019,204	1,567,059	137,593		8/30/2012	300
Fort Worth	TX		213,683	848,314	None	None	213,683	848,314	1,061,997	114,522		8/30/2012	300
Fort Worth	TX		600,746	1,115,672	None	None	600,746	1,115,672	1,716,418	135,740		12/14/2012	300
Fort Worth	TX		160,563	631,657	(7,839)	None	160,563	623,818	784,381	63,673		8/15/2013	300
Freer	TX		269,137	499,827	None	None	269,137	499,827	768,964	60,812		12/14/2012	300
Garland	TX		228,333	424,047	None	None	228,333	424,047	652,380	60,073		6/1/2012	300
Garland	TX		298,055	737,916	None	None	298,055	737,916	1,035,971	57,803		1/24/2014	300
Glen Rose	TX	903,000	269,359	1,302,309	None	None	269,359	1,302,309	1,571,668	88,991		4/30/2014	300
Glenn Heights	TX		297,559	736,686	None	None	297,559	736,686	1,034,245	57,707		1/24/2014	300
Granite Shoals	TX		371,795	1,208,334	None	None	371,795	1,208,334	1,580,129	142,986		1/22/2013	300
Grape Creek	TX		232,999	710,940	None	None	232,999	710,940	943,939	95,977		8/30/2012	300
Hamilton	TX	626,000	140,174	1,021,615	None	None	140,174	1,021,615	1,161,789	69,810		4/30/2014	300
Hardin	TX		143,336	805,614	None	None	143,336	805,614	948,950	108,758		8/30/2012	300
Harker Heights	TX		488,753	907,685	None	None	488,753	907,685	1,396,438	128,589		6/1/2012	300
Harker Heights	TX		469,370	726,352	None	None	469,370	726,352	1,195,722	93,215		10/31/2012	300
Hebbronville	TX		481,250	893,750	None	None	481,250	893,750	1,375,000	108,740		12/14/2012	300
Hebbronville	TX		240,000	1,014,676	None	None	240,000	1,014,676	1,254,676	79,483		1/24/2014	300
Hewitt	TX		493,299	763,382	None	None	493,299	763,382	1,256,681	97,967		10/31/2012	300
Hidalgo	TX		450,411	1,115,114	None	None	450,411	1,115,114	1,565,525	87,351		1/24/2014	300
Houston	TX		279,181	518,479	None	None	279,181	518,479	797,660	73,451		6/1/2012	300
Houston	TX		434,980	807,819	None	None	434,980	807,819	1,242,799	114,441		6/1/2012	300
Houston	TX		429,081	796,866	None	None	429,081	796,866	1,225,947	112,889		6/1/2012	300
Houston	TX		490,377	910,700	None	None	490,377	910,700	1,401,077	129,016		6/1/2012	300
Houston	TX		565,402	874,961	None	None	565,402	874,961	1,440,363	112,287		10/31/2012	300
Houston	TX		650,000	866,899	None	None	650,000	866,899	1,516,899	111,252		10/31/2012	300
Houston	TX		562,086	869,831	None	None	562,086	869,831	1,431,917	111,628		10/31/2012	300
Houston	TX		467,805	868,780	None	None	467,805	868,780	1,336,585	105,702		12/14/2012	300
Houston	TX		610,149	1,133,135	None	None	610,149	1,133,135	1,743,284	137,865		12/14/2012	300
Houston	TX		474,480	881,178	None	None	474,480	881,178	1,355,658	107,210		12/14/2012	300
Houston	TX		310,255	1,220,545	None	None	310,255	1,220,545	1,530,800	115,952		8/22/2013	300
Houston	TX		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	105,999		8/22/2013	300
Houston	TX		440,874	1,091,500	None	None	440,874	1,091,500	1,532,374	85,501		1/24/2014	300
Houston	TX		347,071	986,059	None	None	347,071	986,059	1,333,130	70,668		3/28/2014	300
Hubbard	TX		128,604	857,007	None	None	128,604	857,007	985,611	67,132		1/24/2014	300
Itasca	TX	543,000	118,010	860,081	None	None	118,010	860,081	978,091	58,772		4/1/2014	300
Jefferson	TX		339,075	1,333,925	None	None	339,075	1,333,925	1,673,000	126,723		8/22/2013	300
Joaquin	TX	656,000	135,219	985,502	None	None	135,219	985,502	1,120,721	67,343		4/1/2014	300
Katy	TX		554,109	857,486	None	None	554,109	857,486	1,411,595	110,044		10/31/2012	300
Katy	TX		346,827	985,367	None	None	346,827	985,367	1,332,194	87,041		10/11/2013	300
Kaufman	TX		488,687	907,561	None	None	488,687	907,561	1,396,248	128,571		6/1/2012	300
Kermit	TX		234,478	922,439	None	None	234,478	922,439	1,156,917	93,781		6/21/2013	300
Killeen	TX		480,758	892,837	None	None	480,758	892,837	1,373,595	126,485		6/1/2012	300
Killeen	TX		471,572	729,760	None	None	471,572	729,760	1,201,332	93,653		10/31/2012	300
Killeen	TX		138,881	1,251,552	None	None	138,881	1,251,552	1,390,433	2,086		12/15/2015	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Killeen	TX		140,928	1,269,997	None	None	140,928	1,269,997	1,410,925	2,117		12/15/2015	300
Lacy Lakeview	TX		429,768	798,141	None	None	429,768	798,141	1,227,909	113,070		6/1/2012	300
Lakehills	TX		183,968	795,341	None	None	183,968	795,341	979,309	107,371		8/30/2012	300
Lamesa	TX		450,012	835,736	None	None	450,012	835,736	1,285,748	118,396		6/1/2012	300
Leonard	TX		277,575	515,496	None	None	277,575	515,496	793,071	73,029		6/1/2012	300
Llano	TX	804,000	179,332	1,307,011	None	None	179,332	1,307,011	1,486,343	89,312		4/1/2014	300
Longview	TX		435,985	809,687	None	None	435,985	809,687	1,245,672	98,512		12/14/2012	300
Longview	TX		473,119	878,650	None	None	473,119	878,650	1,351,769	106,902		12/14/2012	300
Longview	TX		150,012	278,594	None	None	150,012	278,594	428,606	33,896		12/14/2012	300
Los Fresnos	TX		533,059	989,968	None	None	533,059	989,968	1,523,027	140,245		6/1/2012	300
Lufkin	TX		267,700	497,158	None	None	267,700	497,158	764,858	60,488		12/14/2012	300
Marfa	TX		310,000	1,325,712	None	None	310,000	1,325,712	1,635,712	103,847		1/24/2014	300
Marshall	TX		665,113	1,235,211	None	None	665,113	1,235,211	1,900,324	174,988		6/1/2012	300
Memphis	TX	461,000	102,312	745,672	None	None	102,312	745,672	847,984	50,954		4/1/2014	300
Midland	TX		544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	945,425		2/3/1998	300
Midland	TX		194,594	790,843	None	None	194,594	790,843	985,437	106,764		8/30/2012	300
Monahans	TX		473,723	879,770	None	None	473,723	879,770	1,353,493	107,039		12/14/2012	300
Monte Alto	TX		370,770	1,205,004	None	None	370,770	1,205,004	1,575,774	142,592		1/22/2013	300
Morton	TX		190,918	751,074	None	None	190,918	751,074	941,992	76,359		6/21/2013	300
Mount Enterprise	TX		510,030	947,198	None	None	510,030	947,198	1,457,228	115,242		12/14/2012	300
Mt Vernon	TX	641,000	132,850	968,238	None	None	132,850	968,238	1,101,088	66,163		4/1/2014	300
Nacogdoches	TX		585,075	1,086,567	None	None	585,075	1,086,567	1,671,642	132,199		12/14/2012	300
New Boston	TX		226,547	420,730	None	None	226,547	420,730	647,277	59,603		6/1/2012	300
Odessa	TX		200,900	874,978	None	None	200,900	874,978	1,075,878	118,122		8/30/2012	300
Odessa	TX		393,275	795,622	None	None	393,275	795,622	1,188,897	107,409		8/30/2012	300
Odessa	TX		299,235	687,360	None	None	299,235	687,360	986,595	92,794		8/30/2012	300
Onalaska	TX		455,522	845,970	None	None	455,522	845,970	1,301,492	102,926		12/14/2012	300
Orange	TX		359,323	1,413,577	None	None	359,323	1,413,577	1,772,900	134,290		8/22/2013	300
Orange	TX		267,166	1,051,034	None	None	267,166	1,051,034	1,318,200	99,848		8/22/2013	300
Paris	TX		194,054	844,235	None	None	194,054	844,235	1,038,289	113,972		8/30/2012	300
Pasadena	TX		274,400	1,079,491	None	None	274,400	1,079,491	1,353,891	109,748		6/21/2013	300
Pearsall	TX		314,465	584,006	None	None	314,465	584,006	898,471	82,734		6/1/2012	300
Pearsall	TX		179,547	938,079	None	None	179,547	938,079	1,117,626	73,483		1/24/2014	300
Perryton	TX		534,489	992,623	None	None	534,489	992,623	1,527,112	120,769		12/14/2012	300
Pharr	TX		506,911	941,407	None	None	506,911	941,407	1,448,318	133,366		6/1/2012	300
Pinehurst	TX		556,823	861,686	None	None	556,823	861,686	1,418,509	110,583		10/31/2012	300
Pineland	TX	703,000	149,928	1,092,708	None	None	149,928	1,092,708	1,242,636	74,668		4/1/2014	300
Pittsburg	TX		469,724	872,344	None	None	469,724	872,344	1,342,068	123,582		6/1/2012	300
Port Acres	TX		268,899	499,384	None	None	268,899	499,384	768,283	70,746		6/1/2012	300
Port Arthur	TX		253,535	828,487	None	None	253,535	828,487	1,082,022	111,846		8/30/2012	300
Port Neches	TX		498,469	925,729	None	None	498,469	925,729	1,424,198	112,630		12/14/2012	300
Porter	TX		559,462	1,039,001	None	None	559,462	1,039,001	1,598,463	126,412		12/14/2012	300
Progresso	TX		200,597	372,537	None	None	200,597	372,537	573,134	45,325		12/14/2012	300
Rio Grande City	TX		171,514	896,112	None	None	171,514	896,112	1,067,626	70,195		1/24/2014	300
Rio Vista	TX		61,254	829,871	None	None	61,254	829,871	891,125	112,033		8/30/2012	300
Rockdale	TX	592,000	174,972	845,963	None	None	174,972	845,963	1,020,935	57,808		4/1/2014	300
Rosenberg	TX		408,933	759,448	None	None	408,933	759,448	1,168,381	107,588		6/1/2012	300
Rusk	TX		446,174	828,610	None	None	446,174	828,610	1,274,784	100,814		12/14/2012	300
Saginaw	TX		485,162	901,016	None	None	485,162	901,016	1,386,178	127,644		6/1/2012	300
San Angelo	TX		308,573	1,000,504	None	None	308,573	1,000,504	1,309,077	135,068		8/30/2012	300
San Antonio	TX		663,903	1,232,962	None	None	663,903	1,232,962	1,896,865	174,670		6/1/2012	300
San Antonio	TX		474,828	881,824	None	None	474,828	881,824	1,356,652	124,925		6/1/2012	300
San Antonio	TX		357,827	664,536	None	None	357,827	664,536	1,022,363	94,143		6/1/2012	300
San Antonio	TX		637,451	1,183,837	None	None	637,451	1,183,837	1,821,288	167,710		6/1/2012	300
San Antonio	TX		265,044	818,313	None	None	265,044	818,313	1,083,357	110,472		8/30/2012	300
San Antonio	TX		273,109	896,601	None	None	273,109	896,601	1,169,710	121,041		8/30/2012	300
San Antonio	TX		408,997	1,329,239	None	None	408,997	1,329,239	1,738,236	157,293		1/22/2013	300
San Antonio	TX		325,537	1,280,663	None	None	325,537	1,280,663	1,606,200	121,663		8/22/2013	300
San Augustine	TX		468,018	869,176	None	None	468,018	869,176	1,337,194	105,750		12/14/2012	300
San Benito	TX		149,582	781,526	None	None	149,582	781,526	931,108	61,220		1/24/2014	300
Santa Fe	TX		450,685	1,115,790	None	None	450,685	1,115,790	1,566,475	87,404		1/24/2014	300
Schertz	TX		300,878	558,773	None	None	300,878	558,773	859,651	79,159		6/1/2012	300
Sealy	TX	723,000	213,880	1,034,081	None	None	213,880	1,034,081	1,247,961	70,662		4/1/2014	300
Seminole	TX		103,470	899,122	None	None	103,470	899,122	1,002,592	121,381		8/30/2012	300
Seminole	TX		364,491	1,433,909	None	None	364,491	1,433,909	1,798,400	136,221		8/22/2013	300
Sherman	TX		242,135	449,678	None	None	242,135	449,678	691,813	63,704		6/1/2012	300
Sullivan City	TX		496,544	922,154	None	None	496,544	922,154	1,418,698	112,195		12/14/2012	300
Taft	TX		177,408	926,908	None	None	177,408	926,908	1,104,316	72,608		1/24/2014	300
Temple	TX		248,015	805,588	None	None	248,015	805,588	1,053,603	108,754		8/30/2012	300
Temple	TX		580,869	1,078,758	None	None	580,869	1,078,758	1,659,627	131,249		12/14/2012	300
Texas City	TX		238,472	973,286	None	None	238,472	973,286	1,211,758	131,394		8/30/2012	300
Three Rivers	TX		225,995	1,068,797	None	None	225,995	1,068,797	1,294,792	83,722		1/24/2014	300
Valley View	TX		185,843	878,905	None	None	185,843	878,905	1,064,748	68,848		1/24/2014	300
Van Horn	TX	707,000	147,318	1,073,686	None	None	147,318	1,073,686	1,221,004	73,369		4/1/2014	300
Waco	TX		527,779	980,161	None	None	527,779	980,161	1,507,940	138,856		6/1/2012	300
Wells	TX		141,780	840,639	None	None	141,780	840,639	982,419	113,486		8/30/2012	300
Wichita Falls	TX		297,454	552,415	None	None	297,454	552,415	849,869	78,259		6/1/2012	300
Willis	TX		664,432	1,233,946	None	None	664,432	1,233,946	1,898,378	174,809		6/1/2012	300
Wills Point	TX		417,304	774,994	None	None	417,304	774,994	1,192,298	94,291		12/14/2012	300
Wilmer	TX		489,576	909,212	None	None	489,576	909,212	1,398,788	110,621		12/14/2012	300
Winnsboro	TX		446,940	830,031	None	None	446,940	830,031	1,276,971	100,987		12/14/2012	300
Winters	TX		50,842	811,377	None	None	50,842	811,377	862,219	109,536		8/30/2012	300
Zapata	TX		249,421	1,303,154	None	None	249,421	1,303,154	1,552,575	102,080		1/24/2014	300
Kanab	UT		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	148,153		6/1/2012	300
Mt Pleasant	UT		573,530	1,065,126	None	None	573,530	1,065,126	1,638,656	150,893		6/1/2012	300
Charlotte Ct Hous	VA		154,295	1,028,208	None	None	154,295	1,028,208	1,182,503	80,543		1/24/2014	300
Colonial Heights	VA		337,535	1,327,865	None	None	337,535	1,327,865	1,665,400	126,147		8/22/2013	300
Colonial Heights	VA		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	105,999		8/22/2013	300
Concord	VA		259,997	906,036	None	None	259,997	906,036	1,166,033	122,315		8/30/2012	300
Craigsville	VA		141,713	944,359	None	None	141,713	944,359	1,086,072	73,975		1/24/2014	300
Danville	VA		223,469	879,131	None	None	223,469	879,131	1,102,600	83,517		8/22/2013	300
Fancy Gap	VA		153,509	1,022,966	None	None	153,509	1,022,966	1,176,475	80,132		1/24/2014	300
Fork Union	VA		159,295	1,061,525	None	None	159,295	1,061,525	1,220,820	83,153		1/24/2014	300
Goshen	VA		80,157	831,602	None	None	80,157	831,602	911,759	112,266		8/30/2012	300
Madison Heights	VA		276,413	936,546	None	None	276,413	936,546	1,212,959	126,434		8/30/2012	300
Mineral	VA		202,879	1,059,984	None	None	202,879	1,059,984	1,262,863	83,032		1/24/2014	300
Onley	VA		313,433	582,089	None	None	313,433	582,089	895,522	70,821		12/14/2012	300
Portsmouth	VA		524,294	973,688	None	None	524,294	973,688	1,497,982	137,939		6/1/2012	300
Rich Creek	VA		194,447	940,122	None	None	194,447	940,122	1,134,569	67,375		3/25/2014	300
Richmond	VA		709,379	1,317,417	None	None	709,379	1,317,417	2,026,796	186,634		6/1/2012	300
Richmond	VA		344,912	1,356,888	None	None	344,912	1,356,888	1,701,800	128,904		8/22/2013	300
Roanoke	VA		591,344	1,098,210	None	None	591,344	1,098,210	1,689,554	155,580		6/1/2012	300
Roanoke	VA		655,795	1,217,906	None	None	655,795	1,217,906	1,873,701	148,179		12/14/2012	300
Roanoke	VA		478,904	889,394	None	None	478,904	889,394	1,368,298	108,210		12/14/2012	300
Shawsville	VA		334,624	1,066,596	None	None	334,624	1,066,596	1,401,220	143,990		8/30/2012	300
Shenandoah	VA		192,613	1,006,351	None	None	192,613	1,006,351	1,198,964	78,831		1/24/2014	300
Spotsylvania	VA		300,324	1,181,476	None	None	300,324	1,181,476	1,481,800	112,240		8/22/2013	300
Stanleytown	VA		359,846	668,286	None	None	359,846	668,286	1,028,132	81,308		12/14/2012	300
Stony Creek	VA		237,764	935,366	None	None	237,764	935,366	1,173,130	95,096		6/21/2013	300
Victoria	VA		194,099	914,642	None	None	194,099	914,642	1,108,741	123,477		8/30/2012	300
Eagle River	WI		208,955	388,060	None	None	208,955	388,060	597,015	47,214		12/14/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Milwaukee	WI		538,419	999,922	None	None	538,419	999,922	1,538,341	141,656		6/1/2012	300
Milwaukee	WI		120,000	664,289	32,249	None	120,000	696,538	816,538	52,310		3/14/2014	300
Milwaukee	WI		359,110	591,334	None	None	359,110	591,334	950,444	5,558		10/9/2015	300
Spooner	WI		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	148,392		6/1/2012	300
French Creek	WV		240,000	1,198,417	None	None	240,000	1,198,417	1,438,417	1,997		12/15/2015	300
Lewisburg	WV		290,000	1,063,577	None	None	290,000	1,063,577	1,353,577	1,773		12/15/2015	300
Mount Hope	WV		186,300	732,905	None	None	186,300	732,905	919,205	72,069		7/23/2013	300
Princeton	WV		280,344	911,119	8,500	None	280,344	919,619	1,199,963	111,052		1/22/2013	300
Rock	WV		332,222	1,079,721	None	None	332,222	1,079,721	1,411,943	127,767		1/22/2013	300
Shady Spring	WV		204,338	833,689	None	None	204,338	833,689	1,038,027	93,095		3/27/2013	300
Cheyenne	WY		521,603	968,690	None	None	521,603	968,690	1,490,293	137,231		6/1/2012	300
Cheyenne	WY		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	148,392		6/1/2012	300

Drug stores
Atmore	AL		1,689,229	4,025,584	None	None	1,689,229	4,025,584	5,714,813	114,058		4/29/2015	300
Auburn	AL		1,696,833	3,901,754	None	None	1,696,833	3,901,754	5,598,587	461,708		1/22/2013	300
Bessemer	AL		913,349	2,269,571	None	None	913,349	2,269,571	3,182,920	117,261		9/30/2014	300
Chelsea	AL		1,157,579	3,575,632	None	None	1,157,579	3,575,632	4,733,211	423,116		1/22/2013	300
Montgomery	AL		1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	643,646		2/9/2005	300
Northport	AL		1,650,000	4,829,538	None	None	1,650,000	4,829,538	6,479,538	136,837		4/29/2015	300
Tuscaloosa	AL		2,000,550	4,371,497	None	None	2,000,550	4,371,497	6,372,047	123,859		4/29/2015	300
Monticello	AR		1,990,000	3,710,723	None	None	1,990,000	3,710,723	5,700,723	105,137		4/29/2015	300
Van Buren	AR		1,328,049	3,008,245	None	None	1,328,049	3,008,245	4,336,294	275,756		9/25/2013	300
Chandler	AZ		-	3,540,215	None	None	-	3,540,215	3,540,215	418,925		1/22/2013	300
Chandler	AZ		1,086,262	2,460,559	None	None	1,086,262	2,460,559	3,546,821	225,551		9/25/2013	300
El Mirage	AZ		1,179,770	2,672,369	None	None	1,179,770	2,672,369	3,852,139	244,967		9/25/2013	300
Mesa	AZ		1,347,649	3,790,620	None	None	1,347,649	3,790,620	5,138,269	385,380		6/14/2013	300
Mesa	AZ		1,545,555	4,347,285	None	None	1,545,555	4,347,285	5,892,840	441,974		6/14/2013	300
Phoenix	AZ		-	3,381,632	None	None	-	3,381,632	3,381,632	400,160		1/22/2013	300
Phoenix	AZ		1,562,759	4,395,676	None	None	1,562,759	4,395,676	5,958,435	446,894		6/14/2013	300
Surprise	AZ		1,358,528	3,821,220	None	None	1,358,528	3,821,220	5,179,748	388,491		6/14/2013	300
Tucson	AZ		959,875	2,350,208	None	None	959,875	2,350,208	3,310,083	317,278		8/10/2012	300
Bakersfield	CA		-	3,501,678	None	None	-	3,501,678	3,501,678	1,103,028		2/26/2008	300
Blythe	CA		-	3,762,886	None	None	-	3,762,886	3,762,886	6,271		12/4/2015	300
Clearlake	CA		760,000	4,585,114	None	None	760,000	4,585,114	5,345,114	7,642		12/4/2015	300
Encinitas	CA		-	3,751,713	None	None	-	3,751,713	3,751,713	1,181,789		2/26/2008	300
Indio	CA		2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	1,290,404		2/21/2008	300
Pico Rivera	CA		-	4,633,063	None	None	-	4,633,063	4,633,063	548,246		1/22/2013	300
Sacramento	CA		1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	723,663		10/22/2010	300
Seal Beach	CA		-	4,447,685	None	None	-	4,447,685	4,447,685	7,413		12/4/2015	300
Tracy	CA		2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	1,474,599		12/20/2007	300
Visalia	CA		-	4,333,023	None	None	-	4,333,023	4,333,023	512,741		1/22/2013	300
Colorado Springs	CO		1,025,000	1,645,371	36,980	79	1,025,000	1,682,430	2,707,430	737,329		2/9/2005	300
Colorado Springs	CO		1,547,023	3,504,257	None	None	1,547,023	3,504,257	5,051,280	332,904		8/29/2013	300
Fort Collins	CO		1,100,000	1,385,014	None	79	1,100,000	1,385,093	2,485,093	602,533		2/9/2005	300
Littleton	CO		1,498,300	3,393,892	18,868	None	1,498,300	3,412,760	4,911,060	322,577		8/29/2013	300
Berlin	CT		1,532,460	3,786,614	None	None	1,532,460	3,786,614	5,319,074	271,374		3/31/2014	300
Branford	CT		1,760,000	3,849,409	None	None	1,760,000	3,849,409	5,609,409	275,874		3/31/2014	300
Millsboro	DE		900,000	4,039,490	None	None	900,000	4,039,490	4,939,490	6,732		12/4/2015	300
Delray Beach	FL		4,893,115	3,541,070	None	None	4,893,115	3,541,070	8,434,185	419,027		1/22/2013	300
Deltona	FL		849,162	2,388,495	36,175	140	849,162	2,424,810	3,273,972	243,203		6/4/2013	300
Gainesville	FL		1,935,853	3,620,924	None	None	1,935,853	3,620,924	5,556,777	428,476		1/22/2013	300
Jacksonville	FL		1,605,187	3,691,020	None	None	1,605,187	3,691,020	5,296,207	436,771		1/22/2013	300
Milton	FL		500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	369,648		10/22/2010	300
Orlando	FL		960,194	2,372,580	14,576	None	960,194	2,387,156	3,347,350	194,854		12/10/2013	300
Rockledge	FL		1,626,972	4,576,292	None	None	1,626,972	4,576,292	6,203,264	465,256		6/7/2013	300
Saint Augustine	FL		1,442,096	4,056,278	None	None	1,442,096	4,056,278	5,498,374	412,388		6/11/2013	300
Winter Park	FL		1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	1,151,157		9/30/1998	300
Acworth	GA		1,534,095	3,527,548	None	None	1,534,095	3,527,548	5,061,643	417,427		1/22/2013	300
Adel	GA		500,000	1,056,116	48,524	None	500,000	1,104,640	1,604,640	458,969		4/29/2005	300
Austell	GA		1,234,384	3,610,300	None	None	1,234,384	3,610,300	4,844,684	427,219		1/22/2013	300
Blackshear	GA		430,000	1,005,393	46,950	None	430,000	1,052,343	1,482,343	431,302		4/29/2005	300
Bowdon	GA		410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	432,874		4/29/2005	300
Cairo	GA		330,000	1,152,243	44,220	None	330,000	1,196,463	1,526,463	493,630		4/29/2005	300
Columbus	GA		1,740,000	5,024,581	800	None	1,740,000	5,025,381	6,765,381	511,041		6/14/2013	300
Decatur	GA		1,546,047	3,555,032	30,952	None	1,546,047	3,585,984	5,132,031	429,465		1/22/2013	300
East Ellijay	GA		1,317,709	3,029,984	None	None	1,317,709	3,029,984	4,347,693	358,548		1/22/2013	300
Lawrenceville	GA		1,109,742	3,121,445	71,737	None	1,109,742	3,193,182	4,302,924	321,548		6/28/2013	300
Lithia Springs	GA		1,543,512	3,549,202	None	None	1,543,512	3,549,202	5,092,714	419,989		1/22/2013	300
Quitman	GA		730,000	856,586	None	None	730,000	856,586	1,586,586	372,606		2/9/2005	300
Rome	GA		-	3,389,465	None	None	-	3,389,465	3,389,465	401,087		1/22/2013	300
Rome	GA		1,293,890	3,639,408	None	None	1,293,890	3,639,408	4,933,298	370,006		6/12/2013	300
Ottumwa	IA	2,860,134	1,687,561	3,880,433	None	None	1,687,561	3,880,433	5,567,994	459,185		1/22/2013	300
Waterloo	IA		1,760,000	4,023,600	None	None	1,760,000	4,023,600	5,783,600	114,002		4/29/2015	300
Blackfoot	ID		560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	840,492		2/9/2005	300
Burley	ID		700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	875,013		2/9/2005	300
Chubbuck	ID		890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	551,216		2/9/2005	300
Chicago	IL		1,589,068	2,841,507	90,118	None	1,589,068	2,931,625	4,520,693	421,184		6/29/2012	300
Chicago	IL	1,538,430	1,462,870	3,735,267	None	None	1,462,870	3,735,267	5,198,137	442,007		1/22/2013	300
Chicago	IL		1,744,950	3,952,594	None	None	1,744,950	3,952,594	5,697,544	362,321		9/3/2013	300
Chicago	IL		1,584,794	4,502,544	None	None	1,584,794	4,502,544	6,087,338	382,716		11/12/2013	300
Chicago Heights	IL		1,272,921	3,580,429	None	None	1,272,921	3,580,429	4,853,350	364,010		6/4/2013	300
Darien	IL		1,198,099	3,369,971	None	None	1,198,099	3,369,971	4,568,070	353,847		5/31/2013	300
Deerfield	IL		4,092,687	11,511,770	None	None	4,092,687	11,511,770	15,604,457	781,156		8/27/2013	420
Deerfield	IL		4,261,874	11,987,653	None	None	4,261,874	11,987,653	16,249,527	813,448		8/27/2013	420
Deerfield	IL		4,082,432	11,482,923	None	None	4,082,432	11,482,923	15,565,355	779,198		8/27/2013	420
Deerfield	IL		4,089,453	11,502,673	None	None	4,089,453	11,502,673	15,592,126	780,539		8/27/2013	420
Deerfield	IL		2,586,157	7,274,253	None	None	2,586,157	7,274,253	9,860,410	493,610		8/27/2013	420
Deerfield	IL		3,180,926	8,947,200	None	None	3,180,926	8,947,200	12,128,126	607,131		8/27/2013	420
Maryville	IL		780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	449,350		3/16/2011	300
Moline	IL		1,104,813	3,748,707	None	None	1,104,813	3,748,707	4,853,520	443,597		1/22/2013	300
Oak Forest	IL		1,562,490	4,394,918	None	None	1,562,490	4,394,918	5,957,408	446,817		6/6/2013	300
Plainfield	IL		1,463,785	3,365,876	None	None	1,463,785	3,365,876	4,829,661	398,295		1/22/2013	300
Springfield	IL		1,343,188	3,778,072	82,178	None	1,343,188	3,860,250	5,203,438	384,618		6/7/2013	300
Springfield	IL		1,227,859	3,453,680	None	None	1,227,859	3,453,680	4,681,539	351,124		6/11/2013	300
Troy	IL		768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	381,677		3/16/2011	300
Anderson	IN		937,591	2,123,795	None	None	937,591	2,123,795	3,061,386	194,681		9/11/2013	300
Chesterton	IN		616,498	4,930,886	None	None	616,498	4,930,886	5,547,384	583,488		1/22/2013	300
Elkhart	IN		1,772,161	4,074,966	None	None	1,772,161	4,074,966	5,847,127	482,204		1/22/2013	300
Fort Wayne	IN		1,814,885	3,965,792	None	None	1,814,885	3,965,792	5,780,677	112,364		4/29/2015	300
Hammond	IN		667,821	2,656,839	None	50	667,821	2,656,889	3,324,710	394,099		4/12/2012	300
Indianapolis	IN		1,630,000	5,235,915	None	None	1,630,000	5,235,915	6,865,915	532,318		6/4/2013	300
Indianapolis	IN		1,123,685	3,160,662	None	None	1,123,685	3,160,662	4,284,347	321,334		6/28/2013	300
Kokomo	IN		978,592	2,216,668	122,047	None	978,592	2,338,715	3,317,307	205,533		9/11/2013	300
La Porte	IN		1,765,195	3,959,682	None	None	1,765,195	3,959,682	5,724,877	112,191		4/29/2015	300
Logansport	IN		903,696	2,245,585	76,549	None	903,696	2,322,134	3,225,830	96,460		12/30/2014	300
Marion	IN		1,247,236	3,508,184	None	None	1,247,236	3,508,184	4,755,420	356,665		6/27/2013	300
Monticello	IN		694,032	1,952,148	175,768	None	694,032	2,127,916	2,821,948	213,028		6/7/2013	300
Monticello	IN		1,430,000	4,425,257	None	None	1,430,000	4,425,257	5,855,257	125,382		4/29/2015	300
Princeton	IN		2,033,742	4,676,454	None	None	2,033,742	4,676,454	6,710,196	553,380		1/22/2013	300
Salem	IN		-	2,351,296	None	None	-	2,351,296	2,351,296	881,736		8/16/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

South Bend	IN		1,665,544	4,684,786	None	14	1,665,544	4,684,800	6,350,344	476,287		6/4/2013	300
Emporia	KS		2,035,321	4,447,479	None	None	2,035,321	4,447,479	6,482,800	126,012		4/29/2015	300
Hutchinson	KS		1,456,992	3,620,465	None	None	1,456,992	3,620,465	5,077,457	150,853		12/23/2014	300
Kansas City	KS		1,290,000	5,192,800	None	None	1,290,000	5,192,800	6,482,800	147,129		4/29/2015	300
Merriam	KS		1,441,117	4,053,526	None	None	1,441,117	4,053,526	5,494,643	412,108		6/4/2013	300
Newton	KS		1,340,000	3,335,460	None	None	1,340,000	3,335,460	4,675,460	138,978		12/23/2014	300
Parsons	KS		2,090,000	4,248,446	None	None	2,090,000	4,248,446	6,338,446	120,373		4/29/2015	300
Lebanon	KY		1,718,716	4,095,853	None	None	1,718,716	4,095,853	5,814,569	116,049		4/29/2015	300
Louisville	KY		2,386,891	4,017,753	None	None	2,386,891	4,017,753	6,404,644	475,434		1/22/2013	300
Louisville	KY		1,785,691	4,106,077	None	None	1,785,691	4,106,077	5,891,768	485,886		1/22/2013	300
Louisville	KY		1,565,241	3,947,885	None	None	1,565,241	3,947,885	5,513,126	467,166		1/22/2013	300
Louisville	KY		2,540,000	3,918,593	None	None	2,540,000	3,918,593	6,458,593	111,027		4/29/2015	300
Mayfield	KY		1,782,381	4,098,467	None	None	1,782,381	4,098,467	5,880,848	484,985		1/22/2013	300
Paducah	KY		1,792,850	4,021,718	None	None	1,792,850	4,021,718	5,814,568	113,949		4/29/2015	300
Radcliff	KY		1,305,607	3,960,699	None	None	1,305,607	3,960,699	5,266,306	468,683		1/22/2013	300
Amite	LA	2,689,843	1,633,328	3,755,728	None	None	1,633,328	3,755,728	5,389,056	444,428		1/22/2013	300
Gretna	LA		3,570,000	5,037,780	None	None	3,570,000	5,037,780	8,607,780	260,285		9/30/2014	300
Morgan City	LA		1,378,894	3,170,675	None	None	1,378,894	3,170,675	4,549,569	375,197		1/22/2013	300
Pineville	LA		1,527,708	3,593,739	None	None	1,527,708	3,593,739	5,121,447	137,760		1/7/2015	300
Brockton	MA		1,420,000	5,586,439	None	None	1,420,000	5,586,439	7,006,439	400,361		3/31/2014	300
Melrose	MA		2,450,000	5,344,307	None	None	2,450,000	5,344,307	7,794,307	383,009		3/31/2014	300
Baltimore	MD		-	3,547,389	None	None	-	3,547,389	3,547,389	5,912		12/4/2015	300
Elkton	MD		1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	1,024,550		2/21/2008	300
Laurel	MD		-	2,400,696	None	None	-	2,400,696	2,400,696	900,261		8/16/2006	300
Biddeford	ME		-	3,587,125	None	None	-	3,587,125	3,587,125	424,476		1/22/2013	300
Brewer	ME		2,030,000	4,935,503	None	None	2,030,000	4,935,503	6,965,503	501,776		6/6/2013	300
Farmington	ME		1,310,995	3,687,522	None	None	1,310,995	3,687,522	4,998,517	374,898		6/12/2013	300
Lisbon	ME		1,403,949	3,948,979	None	None	1,403,949	3,948,979	5,352,928	401,480		6/13/2013	300
Machias	ME		1,250,032	3,516,047	None	None	1,250,032	3,516,047	4,766,079	357,465		6/5/2013	300
Portland	ME		2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	1,255,272		12/20/2007	300
Charlotte	MI	2,882,100	466,474	3,640,666	None	None	466,474	3,640,666	4,107,140	430,812		1/22/2013	300
Dearborn	MI		2,170,000	4,413,371	None	None	2,170,000	4,413,371	6,583,371	125,046		4/29/2015	300
Gladwin	MI		1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	799,126		2/21/2008	300
Jackson	MI		2,140,000	4,436,052	None	None	2,140,000	4,436,052	6,576,052	89,777		4/29/2015	300
Macomb	MI		1,084,185	3,049,559	None	None	1,084,185	3,049,559	4,133,744	310,038		6/25/2013	300
Metamora	MI		859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	859,334		8/16/2006	300
Mount Pleasant	MI	2,692,300	879,419	3,713,692	None	None	879,419	3,713,692	4,593,111	439,454		1/22/2013	300
Northville	MI		982,099	3,849,614	None	None	982,099	3,849,614	4,831,713	455,538		1/22/2013	300
Norton Shores	MI		2,046,387	4,471,658	None	None	2,046,387	4,471,658	6,518,045	126,697		4/29/2015	300
Port Huron	MI		1,908,747	4,281,697	None	None	1,908,747	4,281,697	6,190,444	121,315		4/29/2015	300
Portage	MI		1,640,000	4,489,124	None	None	1,640,000	4,489,124	6,129,124	127,192		4/29/2015	300
Rockwood	MI		972,962	2,736,715	57,268	None	972,962	2,793,983	3,766,945	278,591		6/25/2013	300
Royal Oak	MI		2,550,000	4,382,053	None	None	2,550,000	4,382,053	6,932,053	124,158		4/29/2015	300
Taylor	MI		2,092,605	4,572,653	None	None	2,092,605	4,572,653	6,665,258	129,559		4/29/2015	300
Troy	MI		3,184,828	-	9,976	None	3,184,828	9,976	3,194,804	1,728		6/27/2013	300
Washington Townsh	MI		1,028,277	2,892,301	None	None	1,028,277	2,892,301	3,920,578	294,051		6/25/2013	300
Brooklyn Park	MN		-	4,106,753	None	None	-	4,106,753	4,106,753	485,966		1/22/2013	300
Cloquet	MN		1,220,000	5,151,588	None	None	1,220,000	5,151,588	6,371,588	523,745		6/7/2013	300
Grand Rapids	MN	3,482,700	499,111	4,072,537	None	None	499,111	4,072,537	4,571,648	481,917		1/22/2013	300
Dellwood	MO		766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	467,335		3/16/2011	300
Farmington	MO		1,580,000	5,184,052	None	None	1,580,000	5,184,052	6,764,052	527,045		6/27/2013	300
Harrisonville	MO		1,473,335	3,387,834	None	None	1,473,335	3,387,834	4,861,169	400,894		1/22/2013	300
Kansas City	MO		1,875,478	4,207,068	None	None	1,875,478	4,207,068	6,082,546	119,200		4/29/2015	300
St. John	MO		2,300,000	3,824,235	None	None	2,300,000	3,824,235	6,124,235	108,353		4/29/2015	300
St. Joseph	MO		1,293,855	3,639,311	None	None	1,293,855	3,639,311	4,933,166	369,997		6/7/2013	300
St. Louis	MO		744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	440,850		3/16/2011	300
St. Louis	MO		1,117,749	3,143,966	None	None	1,117,749	3,143,966	4,261,715	319,637		6/14/2013	300
St. Louis	MO		2,190,000	5,109,166	None	None	2,190,000	5,109,166	7,299,166	519,432		6/27/2013	300
Wildwood	MO		681,200	2,649,759	None	None	681,200	2,649,759	3,330,959	507,871		3/16/2011	300
Byram	MS		1,243,088	3,425,993	None	None	1,243,088	3,425,993	4,669,081	405,409		1/22/2013	300
Flowood	MS		1,828,528	3,995,605	None	None	1,828,528	3,995,605	5,824,133	113,209		4/29/2015	300
Forest	MS		-	2,991,069	None	None	-	2,991,069	2,991,069	353,943		1/22/2013	300
Jackson	MS		1,749,695	4,347,797	None	None	1,749,695	4,347,797	6,097,492	224,636		9/30/2014	300
Picayune	MS		1,721,543	4,102,591	None	None	1,721,543	4,102,591	5,824,134	116,240		4/29/2015	300
Kalispell	MT		1,890,000	3,629,051	None	None	1,890,000	3,629,051	5,519,051	102,823		4/29/2015	300
Asheville	NC		-	3,118,366	None	None	-	3,118,366	3,118,366	369,007		1/22/2013	300
Charlotte	NC		923,616	2,092,139	21,513	None	923,616	2,113,652	3,037,268	194,488		9/27/2013	300
Creedmoor	NC		1,280,821	2,945,163	None	None	1,280,821	2,945,163	4,225,984	348,511		1/22/2013	300
High Point	NC		1,573,851	4,426,874	None	None	1,573,851	4,426,874	6,000,725	450,066		6/11/2013	300
Holly Springs	NC		1,451,019	3,336,520	None	None	1,451,019	3,336,520	4,787,539	394,822		1/22/2013	300
Roanoke Rapids	NC		1,103,934	2,538,422	None	None	1,103,934	2,538,422	3,642,356	300,380		1/22/2013	300
Walkertown	NC		1,351,535	3,107,765	None	None	1,351,535	3,107,765	4,459,300	367,752		1/22/2013	300
Grand Island	NE		1,730,000	3,792,128	None	None	1,730,000	3,792,128	5,522,128	107,444		4/29/2015	300
Omaha	NE		1,782,721	3,895,510	None	None	1,782,721	3,895,510	5,678,231	110,373		4/29/2015	300
Derry	NH		1,210,000	4,443,660	None	None	1,210,000	4,443,660	5,653,660	318,462		3/31/2014	300
Dover	NH		1,844,188	4,556,875	None	None	1,844,188	4,556,875	6,401,063	326,576		3/31/2014	300
Plaistow	NH		940,000	4,421,512	None	None	940,000	4,421,512	5,361,512	449,520		6/14/2013	300
Carlstadt	NJ		2,630,000	4,733,522	None	None	2,630,000	4,733,522	7,363,522	244,565		9/30/2014	300
Jackson	NJ		1,060,000	3,040,000	None	None	1,060,000	3,040,000	4,100,000	5,067		12/4/2015	300
Ledgewood	NJ		2,060,000	5,490,100	None	None	2,060,000	5,490,100	7,550,100	393,457		3/31/2014	300
Mount Ephraim	NJ		2,410,000	5,039,976	None	None	2,410,000	5,039,976	7,449,976	361,198		3/31/2014	300
Sewell	NJ		1,510,000	4,969,996	None	None	1,510,000	4,969,996	6,479,996	356,183		3/31/2014	300
Farmington	NM		1,652,630	4,106,603	None	None	1,652,630	4,106,603	5,759,233	212,174		9/30/2014	300
Carson City	NV		800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	1,205,355		2/9/2005	300
Reno	NV		1,100,000	2,602,911	None	175	1,100,000	2,603,086	3,703,086	1,132,386		2/9/2005	300
Reno	NV		850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	1,003,383		2/9/2005	300
Reno	NV		-	3,951,105	None	None	-	3,951,105	3,951,105	467,547		1/22/2013	300
Sparks	NV		1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	988,099		2/9/2005	300
Sun Valley	NV		550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	1,165,086		2/9/2005	300
Angola	NY		1,644,457	3,781,320	None	None	1,644,457	3,781,320	5,425,777	447,456		1/22/2013	300
Auburn	NY		1,319,171	4,557,735	None	None	1,319,171	4,557,735	5,876,906	539,332		1/22/2013	300
Brooklyn	NY		-	3,169,829	None	None	-	3,169,829	3,169,829	375,096		1/22/2013	300
Brooklyn	NY		6,286,888	3,091,053	None	None	6,286,888	3,091,053	9,377,941	365,775		1/22/2013	300
Cohoes	NY		993,687	2,284,916	None	None	993,687	2,284,916	3,278,603	270,382		1/22/2013	300
Flushing	NY		-	2,844,843	None	None	-	2,844,843	2,844,843	336,640		1/22/2013	300
Greece	NY		1,530,625	4,305,290	None	None	1,530,625	4,305,290	5,835,915	437,704		6/12/2013	300
Jamaica	NY		-	3,265,890	None	None	-	3,265,890	3,265,890	386,464		1/22/2013	300
Le Roy	NY		664,571	4,160,651	None	None	664,571	4,160,651	4,825,222	492,344		1/22/2013	300
Macedon	NY		1,072,714	2,391,311	None	None	1,072,714	2,391,311	3,464,025	3,986		12/29/2015	300
Ontario	NY		650,000	4,641,592	None	None	650,000	4,641,592	5,291,592	7,736		12/4/2015	300
Orchard Park	NY		715,690	4,719,148	None	None	715,690	4,719,148	5,434,838	558,432		1/22/2013	300
Patchogue	NY		1,717,702	5,188,982	None	None	1,717,702	5,188,982	6,906,684	614,030		1/22/2013	300
Penn Yan	NY		843,439	3,784,664	None	None	843,439	3,784,664	4,628,103	447,852		1/22/2013	300
Plattsburgh	NY		2,122,505	4,610,552	None	None	2,122,505	4,610,552	6,733,057	545,582		1/22/2013	300
Ridgewood	NY		6,872,644	3,221,483	None	None	6,872,644	3,221,483	10,094,127	381,209		1/22/2013	300
Rochester	NY		519,775	3,589,694	None	None	519,775	3,589,694	4,109,469	424,780		1/22/2013	300
Rochester	NY		495,551	3,585,587	None	None	495,551	3,585,587	4,081,138	424,295		1/22/2013	300
Rochester	NY		-	4,562,079	None	None	-	4,562,079	4,562,079	539,846		1/22/2013	300
Saint Albans	NY		6,550,000	4,455,729	None	None	6,550,000	4,455,729	11,005,729	452,999		6/26/2013	300
Stony Point	NY	3,089,020	2,340,671	4,770,714	None	None	2,340,671	4,770,714	7,111,385	564,534		1/22/2013	300
Syracuse	NY		1,474,646	4,898,244	None	None	1,474,646	4,898,244	6,372,890	579,626		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Wilton	NY		1,763,372	4,054,756	None	None	1,763,372	4,054,756	5,818,128	479,813		1/22/2013	300
Cadiz	OH	1,198,612	904,795	2,080,515	47,152	None	904,795	2,127,667	3,032,462	246,964		1/22/2013	300
Carrollton	OH	1,672,857	1,001,306	2,302,436	None	None	1,001,306	2,302,436	3,303,742	272,455		1/22/2013	300
Centerville	OH		1,971,631	4,308,306	None	None	1,971,631	4,308,306	6,279,937	122,069		4/29/2015	300
Columbus	OH		1,153,997	3,245,924	None	None	1,153,997	3,245,924	4,399,921	330,002		6/13/2013	300
Columbus	OH		2,580,000	4,383,667	None	None	2,580,000	4,383,667	6,963,667	124,204		4/29/2015	300
Cortland	OH		1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	594,558		2/9/2005	300
East Liverpool	OH	1,576,274	958,357	2,203,679	55,383	None	958,357	2,259,062	3,217,419	261,897		1/22/2013	300
Franklin	OH		1,320,000	4,322,403	None	None	1,320,000	4,322,403	5,642,403	122,468		4/29/2015	300
Lakewood	OH		1,873,535	4,202,711	None	None	1,873,535	4,202,711	6,076,246	119,077		4/29/2015	300
Liberty Township	OH		1,892,611	4,135,636	None	None	1,892,611	4,135,636	6,028,247	117,176		4/29/2015	300
Lisbon	OH	1,053,739	706,599	1,624,777	45,482	None	706,599	1,670,259	2,376,858	193,179		1/22/2013	300
Madison	OH		580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	545,152		4/29/2005	300
Mansfield	OH	3,120,466	1,653,932	3,803,106	None	None	1,653,932	3,803,106	5,457,038	450,034		1/22/2013	300
Marysville	OH		1,654,400	3,804,182	None	None	1,654,400	3,804,182	5,458,582	450,162		1/22/2013	300
Mayfield Heights	OH		-	2,703,730	None	None	-	2,703,730	2,703,730	851,674		2/21/2008	300
Reynoldsburg	OH		1,286,721	3,619,244	99,570	None	1,286,721	3,718,814	5,005,535	368,579		6/7/2013	300
Sidney	OH		1,359,676	3,198,465	None	None	1,359,676	3,198,465	4,558,141	122,608		1/7/2015	300
Upper Arlington	OH		3,010,646	5,513,043	None	None	3,010,646	5,513,043	8,523,689	652,377		1/22/2013	300
Warren	OH		960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	576,837		2/9/2005	300
Warren	OH		800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	540,045		2/9/2005	300
Willowick	OH		530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	531,688		4/29/2005	300
El Reno	OK		670,000	3,457,967	None	None	670,000	3,457,967	4,127,967	144,082		12/23/2014	300
Midwest City	OK		1,560,000	4,215,560	None	None	1,560,000	4,215,560	5,775,560	119,441		4/29/2015	300
Ponca City	OK		1,247,744	3,100,506	None	None	1,247,744	3,100,506	4,348,250	160,193		9/30/2014	300
Tulsa	OK		813,500	5,707	1,500	None	813,500	7,207	820,707	972	10/31/2013	5/3/2013	300
Warr Acres	OK		1,813,278	3,962,282	None	None	1,813,278	3,962,282	5,775,560	112,265		4/29/2015	300
Redmond	OR		1,440,000	5,005,148	None	None	1,440,000	5,005,148	6,445,148	8,342		12/4/2015	300
Beaver	PA		1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	966,016		12/20/2007	300
Carlisle	PA	2,907,378	1,687,948	3,881,323	None	None	1,687,948	3,881,323	5,569,271	459,290		1/22/2013	300
Delmont	PA		720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	550,130		2/9/2005	300
Emmaus	PA		1,568,237	4,411,084	None	None	1,568,237	4,411,084	5,979,321	448,460		6/20/2013	300
Export	PA		710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	725,095		2/9/2005	300
Girard	PA		-	1,352,590	179,859	None	-	1,532,449	1,532,449	1,274,780		2/9/2005	183
Harrisburg	PA		1,920,000	3,580,000	None	None	1,920,000	3,580,000	5,500,000	5,967		12/4/2015	300
Imperial	PA		1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	1,123,125		8/16/2006	300
Johnstown	PA		250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	1,128,136		2/9/2005	300
Johnstown	PA		600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	874,452		2/9/2005	300
Norristown	PA		-	3,603,611	None	None	-	3,603,611	3,603,611	1,135,136		2/21/2008	300
Philadelphia	PA		-	3,803,732	None	None	-	3,803,732	3,803,732	1,198,174		2/26/2008	300
Phoenixville	PA		3,510,000	5,123,285	None	None	3,510,000	5,123,285	8,633,285	520,867		6/5/2013	300
Pittsburgh	PA	3,973,499	2,784,426	5,002,215	None	None	2,784,426	5,002,215	7,786,641	591,929		1/22/2013	300
Reading	PA		1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	1,041,072		2/21/2008	300
Saint Marys	PA		1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	994,079		12/20/2007	300
Slippery Rock	PA		-	1,295,495	196,904	None	-	1,492,399	1,492,399	1,277,489		2/9/2005	183
Uniontown	PA		1,617,507	4,549,669	None	None	1,617,507	4,549,669	6,167,176	462,550		6/11/2013	300
Wexford	PA		2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	820,914		2/21/2008	300
Yeadon	PA		-	3,253,285	None	None	-	3,253,285	3,253,285	1,046,473		12/20/2007	300
Woonsocket	RI		1,297,497	2,939,041	None	None	1,297,497	2,939,041	4,236,538	279,209		8/1/2013	300
Columbia	SC		1,430,093	3,288,404	None	None	1,430,093	3,288,404	4,718,497	389,128		1/22/2013	300
Conway	SC	1,795,692	-	3,451,662	None	None	-	3,451,662	3,451,662	408,447		1/22/2013	300
Athens	TN		1,650,000	3,842,297	None	None	1,650,000	3,842,297	5,492,297	108,865		4/29/2015	300
Bartlett	TN		1,563,355	3,677,593	None	None	1,563,355	3,677,593	5,240,948	140,974		1/7/2015	300
Brownsville	TN		1,490,000	3,683,903	None	None	1,490,000	3,683,903	5,173,903	104,377		4/29/2015	300
Chattanooga	TN		1,090,783	2,695,258	None	None	1,090,783	2,695,258	3,786,041	211,129		1/9/2014	300
Colonial Heights	TN		1,837,294	4,014,760	None	None	1,837,294	4,014,760	5,852,054	113,752		4/29/2015	300
Fayetteville	TN		1,490,000	4,127,381	None	None	1,490,000	4,127,381	5,617,381	116,942		4/29/2015	300
Franklin	TN		754,510	2,122,261	58,911	None	754,510	2,181,172	2,935,682	216,131		6/6/2013	300
Hixson	TN		973,733	2,406,034	None	None	973,733	2,406,034	3,379,767	188,473		1/9/2014	300
Lawrenceburg	TN		1,633,403	3,892,546	None	None	1,633,403	3,892,546	5,525,949	110,289		4/29/2015	300
Memphis	TN		350,000	2,783,909	27,134	None	350,000	2,811,043	3,161,043	219,688		1/9/2014	300
White House	TN		1,649,422	3,930,720	None	None	1,649,422	3,930,720	5,580,142	111,370		4/29/2015	300
Austin	TX		1,623,904	3,734,059	None	None	1,623,904	3,734,059	5,357,963	441,864		1/22/2013	300
Coppell	TX		1,076,551	3,097,830	None	None	1,076,551	3,097,830	4,174,381	366,577		1/22/2013	300
Houston	TX		1,268,978	3,569,338	None	None	1,268,978	3,569,338	4,838,316	362,883		6/11/2013	300
Houston	TX		2,860,000	3,490,686	None	None	2,860,000	3,490,686	6,350,686	133,810		1/7/2015	300
Lubbock	TX		973,713	2,738,827	3,293	None	973,713	2,742,120	3,715,833	278,457		6/5/2013	300
Sealy	TX		1,514,567	3,482,644	None	None	1,514,567	3,482,644	4,997,211	412,113		1/22/2013	300
Wichita Falls	TX		1,331,410	3,131,974	None	None	1,331,410	3,131,974	4,463,384	120,059		1/16/2015	300
Fredericksburg	VA		-	2,901,815	None	None	-	2,901,815	2,901,815	914,070		2/21/2008	300
King George	VA	2,942,157	1,772,216	4,075,092	None	None	1,772,216	4,075,092	5,847,308	482,219		1/22/2013	300
Martinsville	VA	3,600,673	560,565	3,290,085	None	None	560,565	3,290,085	3,850,650	389,327		1/22/2013	300
Richmond	VA		1,255,931	3,103,326	91,118	None	1,255,931	3,194,444	4,450,375	243,659		1/16/2014	300
Richmond	VA		1,388,198	3,255,705	None	None	1,388,198	3,255,705	4,643,903	70,540		6/30/2015	300
Burlington	VT		2,049,745	4,643,003	None	None	2,049,745	4,643,003	6,692,748	456,562		7/19/2013	300
Graham	WA		1,396,502	3,928,032	None	None	1,396,502	3,928,032	5,324,534	399,350		6/4/2013	300
Lynnwood	WA		1,410,480	3,967,350	None	None	1,410,480	3,967,350	5,377,830	403,347		6/28/2013	300
Mount Vernon	WA		-	3,785,303	None	None	-	3,785,303	3,785,303	6,309		12/4/2015	300
Puyallup	WA		1,835,489	4,535,379	None	None	1,835,489	4,535,379	6,370,868	370,389		12/11/2013	300
Antigo	WI		1,540,000	4,754,008	None	None	1,540,000	4,754,008	6,294,008	134,697		4/29/2015	300
Kaukauna	WI		1,893,714	4,138,045	None	None	1,893,714	4,138,045	6,031,759	117,245		4/29/2015	300
Menomonee Falls	WI		2,180,000	4,235,106	None	None	2,180,000	4,235,106	6,415,106	119,995		4/29/2015	300
Menomonie	WI		2,200,000	3,831,758	None	None	2,200,000	3,831,758	6,031,758	108,566		4/29/2015	300
Milwaukee	WI		1,830,000	4,128,507	None	None	1,830,000	4,128,507	5,958,507	116,974		4/29/2015	300
Monona	WI		1,135,636	2,806,085	None	None	1,135,636	2,806,085	3,941,721	229,164		12/17/2013	300
Racine	WI		1,976,049	4,317,960	None	None	1,976,049	4,317,960	6,294,009	122,342		4/29/2015	300
Two Rivers	WI		1,280,000	4,776,734	None	None	1,280,000	4,776,734	6,056,734	135,341		4/29/2015	300
Wisconsin Rapids	WI		1,893,714	4,138,045	None	None	1,893,714	4,138,045	6,031,759	117,245		4/29/2015	300
Buckhannon	WV		1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	1,004,593		2/21/2008	300
Huntington	WV		1,085,818	3,802,536	None	None	1,085,818	3,802,536	4,888,354	449,967		1/22/2013	300
Rock Springs	WY		1,970,000	4,644,222	None	None	1,970,000	4,644,222	6,614,222	131,586		4/29/2015	300

Education
Peoria	AZ		281,750	625,779	69,854	18,665	281,750	714,298	996,048	676,882		3/30/1988	300
Corona	CA		144,856	671,584	None	26,846	144,856	698,430	843,286	693,290		12/19/1984	300
Santee	CA		248,418	551,748	37,230	29,831	248,418	618,809	867,227	569,885		7/23/1987	300
Coconut Creek	FL		310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	814,898	8/2/1999	12/1/1998	300
Las Vegas	NV		1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	2,381,757		3/4/1998	300
Beaverton	OR		135,148	626,647	None	26,949	135,148	653,596	788,744	648,244		12/17/1986	300
Memphis	TN		238,263	504,897	11,504	5,352	238,263	521,753	760,016	508,861		9/29/1988	300
Arlington	TX		195,650	387,355	9,289	54	195,650	396,698	592,348	388,366		2/7/1991	300
Austin	TX		238,000	528,604	90,133	22,315	238,000	641,052	879,052	583,194		4/6/1989	300
Mesquite	TX		1,049,287	1,949,085	233,921	63,743	1,049,287	2,246,749	3,296,036	1,267,074		3/28/2002	300
Missouri City	TX		221,025	437,593	265,395	128	221,025	703,116	924,141	523,378		12/13/1990	300
Southlake	TX		228,279	511,750	None	25,283	228,279	537,033	765,312	499,559		3/10/1993	300
Sugar Land	TX		1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	2,404,876		6/28/2006	300
Chantilly	VA		688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	2,065,357	5/7/1999	9/30/1998	300
Kingstowne	VA		300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	740,952	8/22/2000	11/8/1999	300

Electric utilities
Fairfield	CA		1,450,000	9,207,989	2,000	None	1,450,000	9,209,989	10,659,989	625,295		8/30/2013	420

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Entertainment
Riverside	CA		7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	68		7/5/2002	300
Vista	CA		2,300,000	22	None	None	2,300,000	22	2,300,022	14		3/31/1999	300
Marietta	GA		1,500,000	768	None	None	1,500,000	768	1,500,768	432		6/29/2001	300
Norcross	GA		1,600,000	768	None	None	1,600,000	768	1,600,768	432		6/29/2001	300
Greensboro	NC		4,000,000	463	None	None	4,000,000	463	4,000,463	241		7/5/2002	300
Omaha	NE		1,956,296	3,949,402	208,052	140,128	1,956,296	4,297,582	6,253,878	3,065,386		4/4/1997	300
Calverton	NY		6,200,000	744	None	None	6,200,000	744	6,200,744	490		7/23/1999	300
Medford	NY		1,500,000	745	None	None	1,500,000	745	1,500,745	490		7/23/1999	300
Arlington	TX		1,330,000	2,776,647	None	None	1,330,000	2,776,647	4,106,647	143,460		9/11/2014	300
San Antonio	TX		1,310,000	1,920,140	None	None	1,310,000	1,920,140	3,230,140	105,608		8/6/2014	300

Equipment services
Lake Worth	FL		679,079	1,262,568	None	140	679,079	1,262,708	1,941,787	629,196		7/3/2003	300
Novi	MI		430,000	6,661,063	None	None	430,000	6,661,063	7,091,063	309,264		5/9/2014	420
Cameron	MO	16,851,823	940,000	18,280,024	449,040	None	940,000	18,729,064	19,669,064	1,402,908		6/25/2013	420
Sanford	NC	7,873,564	226,784	15,056,005	None	None	226,784	15,056,005	15,282,789	1,982,374		9/25/2012	300
Elko	NV		1,401,115	10,342,501	17,091	None	1,401,115	10,359,592	11,760,707	1,988,772		3/15/2011	300
Lewisville	TX		1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	935,563		7/3/2003	300

Financial services
Phoenix	AZ		245,137	456,324	None	None	245,137	456,324	701,461	143,742		2/1/2008	300
El Cajon	CA		1,620,871	-	None	None	1,620,871	-	1,620,871	-		6/19/2014	N/A
Turlock	CA		222,250	493,627	9,911	19,400	222,250	522,938	745,188	498,059		12/30/1987	300
Canon City	CO		66,500	147,699	35,838	111	66,500	183,648	250,148	148,185		11/12/1987	300
Colorado Springs	CO		313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,291		3/10/1987	300
Clearwater	FL		476,179	725,023	10,154	270	476,179	735,447	1,211,626	500,267		12/31/1998	300
Fort Myers	FL	2,299,927	1,025,624	2,407,011	None	None	1,025,624	2,407,011	3,432,635	284,830		1/22/2013	300
Orlando	FL		532,556	940,177	None	None	532,556	940,177	1,472,733	355,668	6/9/2006	12/15/2005	300
Palm Coast	FL		713,370	2,421,133	None	None	713,370	2,421,133	3,134,503	286,501		1/22/2013	300
Plantation	FL	1,284,678	1,160,000	1,049,443	None	None	1,160,000	1,049,443	2,209,443	82,206		1/31/2014	300
Pompano Beach	FL		1,563,202	2,354,641	None	None	1,563,202	2,354,641	3,917,843	278,633		1/22/2013	300
Acworth	GA	1,033,457	650,000	992,950	None	None	650,000	992,950	1,642,950	77,781		1/31/2014	300
Alpharetta	GA	1,588,122	940,000	1,305,410	None	None	940,000	1,305,410	2,245,410	102,257		1/31/2014	300
Hinesville	GA		172,611	383,376	48,425	3,796	172,611	435,597	608,208	398,820		12/22/1987	300
Coeur D Alene	ID		165,900	368,468	None	None	165,900	368,468	534,368	368,468		9/21/1987	300
Carpentersville	IL		1,752,080	-	None	None	1,752,080	-	1,752,080	-		1/22/2013	300
Montgomery	IL		1,636,238	-	None	None	1,636,238	-	1,636,238	-		1/22/2013	300
Northlake	IL		1,461,799	-	None	None	1,461,799	-	1,461,799	-		1/22/2013	300
Oak Lawn	IL		2,052,944	2,383,995	6,000	None	2,052,944	2,389,995	4,442,939	282,169		1/22/2013	300
Schaumburg	IL		3,252,143	-	None	None	3,252,143	-	3,252,143	-		1/22/2013	300
Stickney	IL		743,660	1,363,377	None	None	743,660	1,363,377	2,107,037	161,333		1/22/2013	300
Brockton	MA		229,846	741,196	None	None	229,846	741,196	971,042	87,708		1/22/2013	300
Centerville	MA		378,555	1,220,743	None	None	378,555	1,220,743	1,599,298	144,455		1/22/2013	300
Chatham	MA		513,702	1,656,556	None	None	513,702	1,656,556	2,170,258	196,026		1/22/2013	300
Duxbury	MA		411,113	1,325,735	None	None	411,113	1,325,735	1,736,848	156,879		1/22/2013	300
Hanover	MA		434,396	1,400,817	None	None	434,396	1,400,817	1,835,213	165,763		1/22/2013	300
Hull	MA		242,499	781,996	None	None	242,499	781,996	1,024,495	92,536		1/22/2013	300
Hyannis	MA		830,700	2,678,796	None	None	830,700	2,678,796	3,509,496	316,991		1/22/2013	300
Middleborough	MA		1,225,841	3,953,025	None	None	1,225,841	3,953,025	5,178,866	467,775		1/22/2013	300
Middleborough	MA		625,848	724,941	None	None	625,848	724,941	1,350,789	85,785		1/22/2013	300
Orleans	MA		496,997	1,602,690	None	None	496,997	1,602,690	2,099,687	189,652		1/22/2013	300
Pembroke	MA		520,463	1,678,359	None	None	520,463	1,678,359	2,198,822	198,606		1/22/2013	300
Plymouth	MA		555,446	7,109,710	None	None	555,446	7,109,710	7,665,156	841,316		1/22/2013	300
Quincy	MA		289,121	539,719	50,595	15,595	289,121	605,909	895,030	202,803		8/30/2007	300
Randolph	MA		530,316	1,710,132	None	None	530,316	1,710,132	2,240,448	202,366		1/22/2013	300
Rockland	MA		1,341,048	6,112,682	None	None	1,341,048	6,112,682	7,453,730	723,334		1/22/2013	300
Scituate	MA		403,299	1,300,535	None	None	403,299	1,300,535	1,703,834	153,897		1/22/2013	300
South Yarmouth	MA		477,020	1,538,269	None	None	477,020	1,538,269	2,015,289	182,029		1/22/2013	300
West Dennis	MA		1,065,353	898,827	None	None	1,065,353	898,827	1,964,180	106,361		1/22/2013	300
Blue Springs	MO		222,569	494,333	None	None	222,569	494,333	716,902	494,333		7/31/1989	300
Wilmington	NC	1,049,683	470,000	995,035	None	None	470,000	995,035	1,465,035	77,944		1/31/2014	300
Bloomfield	NJ		392,983	1,267,269	None	None	392,983	1,267,269	1,660,252	149,960		1/22/2013	300
Cedar Grove	NJ		409,890	1,321,792	None	None	409,890	1,321,792	1,731,682	156,412		1/22/2013	300
Clementon	NJ		424,795	1,369,857	None	None	424,795	1,369,857	1,794,652	162,100		1/22/2013	300
Dayton	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	143,759		1/22/2013	300
Deptford	NJ		308,425	994,592	None	None	308,425	994,592	1,303,017	117,693		1/22/2013	300
East Brunswick	NJ		445,430	1,436,398	None	None	445,430	1,436,398	1,881,828	169,974		1/22/2013	300
Fairfield	NJ		612,188	1,974,149	None	None	612,188	1,974,149	2,586,337	233,608		1/22/2013	300
Fanwood	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	143,759		1/22/2013	300
Garfield	NJ		372,910	1,202,541	None	None	372,910	1,202,541	1,575,451	142,301		1/22/2013	300
Green Brook	NJ		319,003	1,028,702	None	None	319,003	1,028,702	1,347,705	121,730		1/22/2013	300
Haddonfield	NJ		312,763	1,008,581	None	None	312,763	1,008,581	1,321,344	119,349		1/22/2013	300
Kearny	NJ		278,653	898,584	None	None	278,653	898,584	1,177,237	106,332		1/22/2013	300
Mahwah	NJ		253,447	817,302	None	None	253,447	817,302	1,070,749	96,714		1/22/2013	300
Martinsville	NJ		447,368	1,442,647	None	None	447,368	1,442,647	1,890,015	170,713		1/22/2013	300
Millstone Townshi	NJ		270,310	871,681	None	None	270,310	871,681	1,141,991	103,149		1/22/2013	300
Mountain Lakes	NJ		531,890	887,417	None	None	531,890	887,417	1,419,307	105,011		1/22/2013	300
Northvale	NJ		259,002	835,217	None	None	259,002	835,217	1,094,219	98,834		1/22/2013	300
Orange	NJ		450,522	1,452,819	None	None	450,522	1,452,819	1,903,341	171,917		1/22/2013	300
Parlin	NJ		345,431	1,113,926	None	None	345,431	1,113,926	1,459,357	131,815		1/22/2013	300
Paterson	NJ		122,722	395,747	None	None	122,722	395,747	518,469	46,830		1/22/2013	300
Paterson	NJ		469,318	639,560	None	None	469,318	639,560	1,108,878	75,681		1/22/2013	300
Pompton Plains	NJ		226,298	729,755	None	None	226,298	729,755	956,053	86,354		1/22/2013	300
Raritan	NJ		370,127	1,193,564	None	None	370,127	1,193,564	1,563,691	141,238		1/22/2013	300
Somerville	NJ		376,597	1,214,429	None	None	376,597	1,214,429	1,591,026	143,707		1/22/2013	300
Tenafly	NJ		463,499	1,494,667	None	None	463,499	1,494,667	1,958,166	176,869		1/22/2013	300
Trenton	NJ		459,146	1,480,629	None	None	459,146	1,480,629	1,939,775	175,208		1/22/2013	300
Vineland	NJ		236,628	763,064	None	None	236,628	763,064	999,692	90,296		1/22/2013	300
West Orange	NJ		174,486	562,673	None	None	174,486	562,673	737,159	66,583		1/22/2013	300
West Orange	NJ		259,916	838,164	None	None	259,916	838,164	1,098,080	99,183		1/22/2013	300
Westwood	NJ		205,094	661,375	None	None	205,094	661,375	866,469	78,263		1/22/2013	300
Woodland Park	NJ		206,695	666,539	None	None	206,695	666,539	873,234	78,874		1/22/2013	300
Albuquerque	NM		80,500	178,794	8,003	None	80,500	186,797	267,297	185,096		10/29/1987	300
Santa Fe	NM		70,000	155,473	None	None	70,000	155,473	225,473	155,473		10/29/1987	300
Stony Point	NY	1,404,100	950,455	2,963,243	None	None	950,455	2,963,243	3,913,698	350,650		1/22/2013	300
Beachwood	OH	1,125,779	980,000	1,062,628	None	None	980,000	1,062,628	2,042,628	83,239		1/31/2014	300
Columbus	OH		214,737	85,425	25,900	5,330	214,737	116,655	331,392	58,460		9/17/2004	300
Dublin	OH		2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	3,266,786		3/31/2011	300
Euclid	OH	602,664	130,000	1,027,248	None	None	130,000	1,027,248	1,157,248	80,468		1/31/2014	300
Groveport	OH		277,198	445,497	35,314	11,520	277,198	492,331	769,529	368,543		12/21/1995	300
Mentor	OH	906,161	350,000	1,276,241	None	None	350,000	1,276,241	1,626,241	99,972		1/31/2014	300
Milford	OH		353,324	269,997	(15,631)	8,576	314,484	301,782	616,266	204,156		9/18/1997	300
Pepper Pike	OH	846,354	530,000	865,808	None	None	530,000	865,808	1,395,808	67,822		1/31/2014	300
Shaker Heights	OH	916,602	650,000	792,759	None	None	650,000	792,759	1,442,759	62,099		1/31/2014	300
West Chester	OH		618,270	1,055,888	None	None	618,270	1,055,888	1,674,158	124,947		1/22/2013	300
Ambler	PA		1,374,943	4,862,810	None	None	1,374,943	4,862,810	6,237,753	575,433		1/22/2013	300
Blairsville	PA		297,140	958,202	None	None	297,140	958,202	1,255,342	113,387		1/22/2013	300
Clarks Summit	PA		165,407	533,394	None	None	165,407	533,394	698,801	63,118		1/22/2013	300
Dillsburg	PA		157,114	506,653	None	None	157,114	506,653	663,767	59,954		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Harleysville	PA		1,486,141	16,590,526	None	None	1,486,141	16,590,526	18,076,667	1,963,212		1/22/2013	300
Lansdale	PA		582,679	1,878,990	None	None	582,679	1,878,990	2,461,669	222,347		1/22/2013	300
Lansford	PA		724,643	2,336,788	None	None	724,643	2,336,788	3,061,431	276,520		1/22/2013	300
Lehighton	PA		353,743	1,140,729	None	None	353,743	1,140,729	1,494,472	134,986		1/22/2013	300
Limerick	PA		1,198,208	1,141,397	None	None	1,198,208	1,141,397	2,339,605	135,065		1/22/2013	300
Media	PA		93,870	302,705	None	None	93,870	302,705	396,575	35,820		1/22/2013	300
Media	PA		312,084	1,006,391	None	None	312,084	1,006,391	1,318,475	119,090		1/22/2013	300
North Wales	PA		658,040	2,122,012	None	None	658,040	2,122,012	2,780,052	251,105		1/22/2013	300
Palmerton	PA		1,152,944	3,717,949	None	None	1,152,944	3,717,949	4,870,893	439,957		1/22/2013	300
Philadelphia	PA		680,814	938,913	None	None	680,814	938,913	1,619,727	111,105		1/22/2013	300
Philadelphia	PA		287,110	925,857	None	None	287,110	925,857	1,212,967	109,560		1/22/2013	300
Philadelphia	PA		300,032	967,528	None	None	300,032	967,528	1,267,560	114,491		1/22/2013	300
Philadelphia	PA		200,022	645,020	None	None	200,022	645,020	845,042	76,327		1/22/2013	300
Philadelphia	PA		130,580	421,086	None	None	130,580	421,086	551,666	49,829		1/22/2013	300
Philadelphia	PA		270,560	872,488	None	None	270,560	872,488	1,143,048	103,244		1/22/2013	300
Pittsburgh	PA		203,808	657,230	None	None	203,808	657,230	861,038	77,772		1/22/2013	300
Sellersville	PA		436,843	1,408,706	None	None	436,843	1,408,706	1,845,549	166,697		1/22/2013	300
Skippack	PA		484,437	1,562,185	None	None	484,437	1,562,185	2,046,622	184,859		1/22/2013	300
Slatington	PA		467,608	1,507,917	None	None	467,608	1,507,917	1,975,525	178,437		1/22/2013	300
Slatington	PA		1,331,882	4,294,979	None	None	1,331,882	4,294,979	5,626,861	508,239		1/22/2013	300
Somerset	PA		369,856	1,192,691	None	None	369,856	1,192,691	1,562,547	141,135		1/22/2013	300
Summit Hill	PA		94,816	2,266,101	None	None	94,816	2,266,101	2,360,917	268,155		1/22/2013	300
Swarthmore	PA		165,423	533,447	None	None	165,423	533,447	698,870	63,125		1/22/2013	300
Tannersville	PA		277,284	894,170	None	None	277,284	894,170	1,171,454	105,810		1/22/2013	300
Walnutport	PA		1,068,012	1,437,132	None	None	1,068,012	1,437,132	2,505,144	170,061		1/22/2013	300
Warren	PA		253,725	818,198	None	None	253,725	818,198	1,071,923	96,820		1/22/2013	300
Wyomissing	PA		553,724	1,785,618	None	None	553,724	1,785,618	2,339,342	211,298		1/22/2013	300
Mount Pleasant	SC	13,800,000	10,803,051	25,511,279	None	None	10,803,051	25,511,279	36,314,330	2,156,310		1/22/2013	420
Lubbock	TX		49,000	108,831	42,051	6,264	49,000	157,146	206,146	136,658		10/29/1987	300
Pasadena	TX		385,199	716,468	None	None	385,199	716,468	1,101,667	225,687		2/1/2008	300
Milwaukee	WI		265,985	495,071	None	None	265,985	495,071	761,056	155,948		2/1/2008	300

Food processing
Cedar Rapids	IA	29,307,500	1,784,980	36,815,951	None	None	1,784,980	36,815,951	38,600,931	4,847,433		9/26/2012	300
St. Louis	MO		3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	5,836,124		7/13/2011	300
Weldon Springs	MO		3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	2,604,194		4/1/2011	300
Omaha	NE		2,022,114	24,664,964	None	None	2,022,114	24,664,964	26,687,078	2,084,777		1/22/2013	420
York	NE		450,000	7,442,416	None	None	450,000	7,442,416	7,892,416	434,402		12/13/2013	420
Oklahoma City	OK		201,507	1,828,803	None	None	201,507	1,828,803	2,030,310	154,577		1/22/2013	420
Memphis	TN	6,556,190	1,568,476	13,510,652	41,581	None	1,568,476	13,552,233	15,120,709	1,144,445		12/20/2012	420
Weslaco	TX		207,384	1,882,135	None	None	207,384	1,882,135	2,089,519	159,085		1/22/2013	420

General merchandise
Demopolis	AL	1,300,640	658,601	2,140,452	14,135	None	658,601	2,154,587	2,813,188	260,493		1/22/2013	300
Batesville	AR		360,000	1,839,677	None	None	360,000	1,839,677	2,199,677	193,166		5/23/2013	300
Blytheville	AR	5,809,800	772,319	15,370,177	None	None	772,319	15,370,177	16,142,496	1,818,804		1/22/2013	300
Coolidge	AZ		380,000	1,865,375	None	None	380,000	1,865,375	2,245,375	77,724		12/11/2014	300
Douglas	AZ		320,000	2,812,308	None	None	320,000	2,812,308	3,132,308	145,303		9/24/2014	300
Sonora	CA	2,886,485	1,199,554	3,898,549	None	None	1,199,554	3,898,549	5,098,103	461,328		1/22/2013	300
Tustin	CA		10,530,000	9,883,431	None	None	10,530,000	9,883,431	20,413,431	543,589		8/19/2014	300
Monte Vista	CO		47,652	582,159	54,569	1,584	47,652	638,312	685,964	397,844		12/23/1998	300
Pawcatuck	CT		1,090,816	3,545,153	13,565	None	1,090,816	3,558,718	4,649,534	427,281		1/22/2013	300
North Ft Myers	FL		729,366	3,292,417	None	None	729,366	3,292,417	4,021,783	71,336		6/4/2015	300
Orange Park	FL		478,314	618,348	163,348	27,979	478,314	809,675	1,287,989	528,556		12/31/1998	300
Madison	GA		597,637	1,942,320	20,582	None	597,637	1,962,902	2,560,539	238,949		1/22/2013	300
Clarinda	IA		439,267	816,010	26,503	12,938	439,267	855,451	1,294,718	314,435		5/25/2006	300
Garnett	KS		59,690	628,516	90,686	38	59,690	719,240	778,930	356,498		12/23/1998	300
Hillsboro	KS		335,292	622,914	None	38	335,292	622,952	958,244	239,828		5/25/2006	300
Phillipsburg	KS		423,725	787,146	None	8,938	423,725	796,084	1,219,809	303,202		5/25/2006	300
Lawrenceburg	KY		410,000	503,126	121,597	None	410,000	624,723	1,034,723	21,955		12/12/2014	300
Maysville	KY		1,030,000	1,440,622	None	None	1,030,000	1,440,622	2,470,622	151,265		5/28/2013	300
Mansura	LA	1,435,525	557,316	1,811,276	11,163	None	557,316	1,822,439	2,379,755	220,730		1/22/2013	300
Oakland	MD		990,000	2,555,782	None	None	990,000	2,555,782	3,545,782	106,491		12/4/2014	300
Calais	ME		440,000	2,236,794	None	None	440,000	2,236,794	2,676,794	115,568		9/26/2014	300
Coldwater	MI		380,000	2,589,000	None	None	380,000	2,589,000	2,969,000	4,315		12/16/2015	300
Kalamazoo	MI		-	2,547,854	42,796	None	-	2,590,650	2,590,650	308,118		1/22/2013	300
St John’s	MI		350,000	2,292,729	None	None	350,000	2,292,729	2,642,729	95,530		12/12/2014	300
Stevensville	MI		404,904	2,547,727	900	None	404,904	2,548,627	2,953,531	131,661		9/26/2014	300
Long Prairie	MN		88,892	553,997	None	87	88,892	554,084	642,976	377,672		12/23/1998	300
Paynesville	MN		49,483	525,406	35,306	38	49,483	560,750	610,233	359,447		12/23/1998	300
Spring Valley	MN		69,785	579,238	None	84	69,785	579,322	649,107	394,880		12/23/1998	300
Warroad	MN		70,000	580,000	None	46	70,000	580,046	650,046	395,377		12/23/1998	300
Independence	MO		210,643	467,844	None	127	210,643	467,971	678,614	467,905		7/31/1989	300
Kansas City	MO		210,070	466,571	None	None	210,070	466,571	676,641	466,571		5/13/1988	300
Kansas City	MO		168,350	373,910	None	None	168,350	373,910	542,260	373,910		5/26/1988	300
Willow Springs	MO		416,494	773,718	None	None	416,494	773,718	1,190,212	297,882		5/25/2006	300
Corinth	MS		387,489	1,749,157	None	None	387,489	1,749,157	2,136,646	142,848		12/4/2013	300
Ridgeland	MS		281,867	769,890	6,265	19,476	281,867	795,631	1,077,498	585,124		6/27/1997	300
Billings	MT		617,235	2,786,247	None	None	617,235	2,786,247	3,403,482	60,369		6/24/2015	300
Glendive	MT		567,581	2,529,794	None	None	567,581	2,529,794	3,097,375	54,812		6/4/2015	300
Greensboro	NC		676,201	3,052,428	None	None	676,201	3,052,428	3,728,629	137,359		11/17/2014	300
Raleigh	NC		484,913	2,188,937	None	None	484,913	2,188,937	2,673,850	156,874		3/11/2014	300
Mayville	ND		59,333	565,562	None	5,087	59,333	570,649	629,982	385,653		12/23/1998	300
Ainsworth	NE		362,675	673,768	None	94	362,675	673,862	1,036,537	259,421		5/25/2006	300
Imperial	NE		388,599	721,914	146,288	38	388,599	868,240	1,256,839	281,936		6/28/2006	300
Bloomfield	NM		59,559	616,252	14,805	84	59,559	631,141	690,700	421,804		12/23/1998	300
Clovis	NM		50,000	918,965	33,694	None	50,000	952,659	1,002,659	56,950		6/30/2014	300
Pickerington	OH		317,010	1,431,011	None	None	317,010	1,431,011	1,748,021	88,246		6/12/2014	300
Milwaukie	OR		180,250	400,336	49,088	58	180,250	449,482	629,732	433,325		8/6/1987	300
Dubois	PA	1,407,900	682,202	2,217,155	10,440	None	682,202	2,227,595	2,909,797	264,843		1/22/2013	300
Ebensburg	PA		581,699	16,421,564	None	None	581,699	16,421,564	17,003,263	1,943,218		1/22/2013	300
Elizabethville	PA	1,309,100	691,197	2,246,390	5,000	None	691,197	2,251,390	2,942,587	268,792		1/22/2013	300
Mansfield	PA	1,309,100	759,190	2,467,367	3,651	None	759,190	2,471,018	3,230,208	293,481		1/22/2013	300
Milford	PA		438,715	1,955,421	None	None	438,715	1,955,421	2,394,136	42,367		6/9/2015	300
Providence	RI	14,900,000	2,550,000	21,717,123	5,161	None	2,550,000	21,722,284	24,272,284	1,218,421		1/31/2014	420
Florence	SC		712,114	2,314,371	13,000	None	712,114	2,327,371	3,039,485	280,993		1/22/2013	300
Athens	TN		290,000	1,948,179	None	None	290,000	1,948,179	2,238,179	107,150		8/18/2014	300
Carthage	TN		316,571	1,411,005	None	None	316,571	1,411,005	1,727,576	2,352		12/17/2015	300
Memphis	TN		197,708	507,647	17,670	23,118	197,708	548,435	746,143	385,995		9/30/1998	300
Coleman	TX		243,060	451,661	14,375	38	243,060	466,074	709,134	173,925		5/25/2006	300
Colorado City	TX		92,535	505,276	63,690	84	92,535	569,050	661,585	344,592		12/23/1998	300
Devine	TX		212,408	394,735	16,268	101	212,408	411,104	623,512	152,024		5/25/2006	300
New Boston	TX	1,271,080	564,285	1,833,926	25,360	None	564,285	1,859,286	2,423,571	230,561		1/22/2013	300
Orange	TX		492,842	2,224,730	None	None	492,842	2,224,730	2,717,572	181,686		12/20/2013	300
Presidio	TX		407,657	757,362	None	7,650	407,657	765,012	1,172,669	291,709		5/25/2006	300
Winnsboro	TX		79,280	1,299,056	19,997	153	79,280	1,319,206	1,398,486	474,400	10/19/2006	9/7/2006	300
Yoakum	TX		390,147	724,821	24,408	87	390,147	749,316	1,139,463	279,123		5/25/2006	300
Salem	UT		439,889	1,985,696	None	None	439,889	1,985,696	2,425,585	49,642		5/21/2015	300
Puyallup	WA		173,250	384,795	None	22,814	173,250	407,609	580,859	403,617		9/15/1987	300
Redmond	WA		196,000	435,317	42,356	29,168	196,000	506,841	702,841	471,286		9/17/1987	300
Tacoma	WA		189,000	419,777	None	19,146	189,000	438,923	627,923	435,731		8/25/1987	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Green Bay	WI		1,510,000	5,852,883	None	None	1,510,000	5,852,883	7,362,883	595,043		6/25/2013	300
Sussex	WI		650,000	7,106,415	None	None	650,000	7,106,415	7,756,415	722,486		6/25/2013	300
Ronceverte	WV	1,407,900	772,945	2,512,071	2,500	None	772,945	2,514,571	3,287,516	297,772		1/22/2013	300
Douglas	WY		571,162	2,545,759	None	None	571,162	2,545,759	3,116,921	55,158		6/4/2015	300

Government services
Sierra Vista	AZ		368,655	9,028,151	260,984	None	368,655	9,289,135	9,657,790	806,414		1/22/2013	420
El Centro	CA		520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	550,118		9/17/2009	300
Redding	CA		675,805	20,005,327	188,619	None	675,805	20,193,946	20,869,751	1,748,763		1/22/2013	420
Colorado Springs	CO		672,578	9,520,731	332,235	None	672,578	9,852,966	10,525,544	873,145		1/22/2013	420
New Port Richey	FL		779,626	9,945,848	106,459	None	779,626	10,052,307	10,831,933	821,132		1/22/2013	420
Sioux City	IA		77,340	4,538,558	24,583	None	77,340	4,563,141	4,640,481	388,996		1/22/2013	420
Caldwell	ID		666,412	2,891,593	7,400	None	666,412	2,898,993	3,565,405	248,494		1/22/2013	420
Minneapolis	MN		1,045,866	8,587,804	None	None	1,045,866	8,587,804	9,633,670	725,874		1/22/2013	420
Malone	NY		823,630	9,270,887	4,432	None	823,630	9,275,319	10,098,949	783,620		1/22/2013	420
Knoxville	TN		760,745	8,994,542	17,310	None	760,745	9,011,852	9,772,597	763,628		1/22/2013	420
Brownsville	TX		320,661	6,564,200	None	None	320,661	6,564,200	6,884,861	554,831		1/22/2013	420
Dallas	TX		399,222	9,540,572	4,139	None	399,222	9,544,711	9,943,933	807,632		1/22/2013	420
Eagle Pass	TX		146,259	1,880,444	124,540	None	146,259	2,004,984	2,151,243	169,129		1/22/2013	420
Eagle Pass	TX		68,097	708,427	56,419	None	68,097	764,846	832,943	62,106		1/22/2013	420
Paris	TX		274,223	5,385,490	1,750	None	274,223	5,387,240	5,661,463	455,567		1/22/2013	420
Parkersburg	WV		494,436	12,703,842	19,723	None	494,436	12,723,565	13,218,001	1,079,655		1/22/2013	420

Grocery stores
Mesa	AZ		807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	242,368		12/21/2011	300
Phoenix	AZ		664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	199,597		12/21/2011	300
Phoenix	AZ		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	163,955		12/21/2011	300
Yuma	AZ		783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	235,239		12/21/2011	300
Buena Park	CA		2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	641,562		12/21/2011	300
Burbank	CA		2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	658,670		12/21/2011	300
Carson	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	285,139		12/21/2011	300
Chula Vista	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	313,653		12/21/2011	300
Cloverdale	CA		1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	1,374,366		9/30/2003	300
El Centro	CA		394,903	733,392	None	None	394,903	733,392	1,128,295	118,565		12/21/2011	300
Fortuna	CA		1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	1,086,735		9/30/2003	300
Glendale	CA		3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	982,018		12/21/2011	300
Hanford	CA		1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	370,680		12/21/2011	300
Inglewood	CA		1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	498,993		12/21/2011	300
Los Angeles	CA		712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	213,854		12/21/2011	300
Los Angeles	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	427,708		12/21/2011	300
Los Angeles	CA		1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	473,330		12/21/2011	300
Los Angeles	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	491,864		12/21/2011	300
Los Angeles	CA		1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	598,791		12/21/2011	300
Los Angeles	CA		3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	934,074		12/21/2011	300
Monrovia	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	342,166		12/21/2011	300
North Hollywood	CA		4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	1,211,840		12/21/2011	300
Oakland	CA		2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	712,847		12/21/2011	300
Pacoima	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	285,139		12/21/2011	300
Pasadena	CA		2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	634,434		12/21/2011	300
Redlands	CA		1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	356,423		12/21/2011	300
Redondo Beach	CA		1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	392,311		12/21/2011	300
Redwood City	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	491,864		12/21/2011	300
Riverside	CA		1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	320,781		12/21/2011	300
Sacramento	CA		759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	228,111		12/21/2011	300
Sacramento	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	342,166		12/21/2011	300
Salinas	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	313,653		12/21/2011	300
San Diego	CA		1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	490,389		12/21/2011	300
Stockton	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	427,708		12/21/2011	300
Thousand Oaks	CA		2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	605,920		12/21/2011	300
Boulder	CO		426,675	1,199,508	None	306	426,675	1,199,814	1,626,489	1,082,146		1/5/1984	300
Wilmington	DE	4,825,479	1,020,000	5,192,590	None	None	1,020,000	5,192,590	6,212,590	337,518		5/9/2014	300
Brandon	FL		2,570,000	676,996	93,536	294	2,570,000	770,826	3,340,826	148,905		10/22/2010	300
Tampa	FL		2,610,000	5,769,576	141,628	None	2,610,000	5,911,204	8,521,204	1,227,945		10/22/2010	300
Warsaw	IN		2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	1,664,813		2/9/2007	300
Lawrence	KS	3,315,335	706,512	5,338,974	140	None	706,512	5,339,114	6,045,626	631,820		1/22/2013	300
Wichita	KS		1,672,828	7,617,013	1,539	None	1,672,828	7,618,552	9,291,380	901,796		1/22/2013	300
Portland	ME		-	6,357,617	6,712	None	-	6,364,329	6,364,329	752,532		1/22/2013	300
Aurora	MO		440,000	3,398,717	None	None	440,000	3,398,717	3,838,717	152,942		11/17/2014	300
Festus	MO		1,120,000	5,163,355	1,000	None	1,120,000	5,164,355	6,284,355	404,654		1/31/2014	300
Republic	MO		930,000	3,036,180	None	None	930,000	3,036,180	3,966,180	136,628		11/17/2014	300
Springfield	MO		1,167,312	3,207,718	None	None	1,167,312	3,207,718	4,375,030	144,347		11/17/2014	300
Springfield	MO		1,635,901	4,495,381	None	None	1,635,901	4,495,381	6,131,282	202,292		11/17/2014	300
St. Louis	MO		1,150,000	4,580,300	None	None	1,150,000	4,580,300	5,730,300	358,790		1/31/2014	300
St. Louis	MO		890,000	5,765,303	None	None	890,000	5,765,303	6,655,303	451,615		1/31/2014	300
Reno	NV		456,000	562,344	19,733	175	456,000	582,252	1,038,252	576,860		5/26/1988	300
Reno	NV		721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	216,581		12/21/2011	300
Canandaigua	NY		757,160	13,354,409	None	None	757,160	13,354,409	14,111,569	1,580,272		1/22/2013	300
Nanuet	NY		3,149,527	20,960,357	None	None	3,149,527	20,960,357	24,109,884	2,480,309		1/22/2013	300
Seaford	NY	13,806,243	6,180,000	6,058,740	None	None	6,180,000	6,058,740	12,238,740	393,818		5/9/2014	300
Bartlesville	OK		1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	328,356		10/22/2010	300
Norman	OK		1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	396,439		10/22/2010	300
Norman	OK		3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	515,689		10/22/2010	300
Stillwater	OK		2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	515,502		10/22/2010	300
Tulsa	OK		1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	42,498		10/22/2010	300
Tulsa	OK		2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	157,002		10/22/2010	300
Tulsa	OK		3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	726,647		10/22/2010	300
Central Point	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	767,151		9/30/2003	300
Pendleton	OR		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	163,955		12/21/2011	300
Phoenix	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	767,151		9/30/2003	300
Upper Darby	PA	8,836,277	3,300,000	7,383,261	None	None	3,300,000	7,383,261	10,683,261	479,912		5/9/2014	300
Rapid City	SD		2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	305,302		10/22/2010	300
Colchester	VT		983,640	13,718,577	None	None	983,640	13,718,577	14,702,217	1,623,365		1/22/2013	300
Richland	WA		1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	527,507		12/21/2011	300
Burlington	WI	4,490,000	840,000	6,515,145	None	None	840,000	6,515,145	7,355,145	445,202		4/30/2014	300
Neenah	WI	3,480,000	1,070,000	4,648,820	None	None	1,070,000	4,648,820	5,718,820	317,669		4/30/2014	300

Health and fitness
Goodyear	AZ		2,010,000	20,928,681	None	None	2,010,000	20,928,681	22,938,681	453,455		6/10/2015	300
Phoenix	AZ		2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,897,391	6/6/2002	6/26/2001	300
Phoenix	AZ		2,100,000	6,556,549	None	None	2,100,000	6,556,549	8,656,549	876,358	3/20/2012	6/29/2011	300
Antioch	CA		5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	1,713,601		9/21/2011	300
Bakersfield	CA		2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	806,635		9/21/2011	300
Bakersfield	CA		3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	1,039,617		9/21/2011	300
Carmichael	CA		812,570	3,467,558	None	None	812,570	3,467,558	4,280,128	329,418		8/30/2013	300
Carmichael	CA		755,676	3,224,770	None	None	755,676	3,224,770	3,980,446	306,353		8/30/2013	300
Ceres	CA		2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	684,085		9/21/2011	300
Chula Vista	CA		4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	1,818,294		3/30/2010	300
Diamond Bar	CA		3,038,879	5,494,141	None	777	3,038,879	5,494,918	8,533,797	3,004,267	3/21/2000	9/29/1998	300
Elk Grove	CA		2,570,000	10,206,994	None	3,223	2,570,000	10,210,217	12,780,217	936,166		9/27/2013	300
Fairfield	CA		836,500	2,053,894	None	None	836,500	2,053,894	2,890,394	215,213		10/3/2012	300
Folsom	CA		1,290,000	13,537,029	None	None	1,290,000	13,537,029	14,827,029	1,286,018		8/30/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Los Banos	CA		1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	439,429		9/21/2011	300
McClellan	CA		396,459	1,691,850	None	None	396,459	1,691,850	2,088,309	160,726		8/30/2013	300
Merced	CA		910,000	2,440,523	None	None	910,000	2,440,523	3,350,523	240,653		10/3/2012	300
Norco	CA		1,247,243	4,907,430	None	27	1,247,243	4,907,457	6,154,700	2,585,134	12/13/2000	6/29/1999	300
Rancho Cordova	CA		1,040,000	6,791,316	None	None	1,040,000	6,791,316	7,831,316	645,175		8/30/2013	300
Rocklin	CA		1,165,243	4,972,558	None	None	1,165,243	4,972,558	6,137,801	472,393		8/30/2013	300
Roseville	CA		1,970,000	7,743,081	138,677	None	1,970,000	7,881,758	9,851,758	728,789		9/27/2013	300
Sacramento	CA		449,230	1,917,043	None	None	449,230	1,917,043	2,366,273	182,119		8/30/2013	300
Sacramento	CA		2,400,000	14,079,539	None	None	2,400,000	14,079,539	16,479,539	1,290,624		9/30/2013	300
Shingle Springs	CA		1,575,000	3,675,307	None	None	1,575,000	3,675,307	5,250,307	399,137		10/3/2012	300
Stockton	CA		2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	739,779		9/21/2011	300
Stockton	CA		1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	510,879		9/21/2011	300
Stockton	CA		509,091	945,454	None	None	509,091	945,454	1,454,545	124,485		9/28/2012	300
Tracy	CA		556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	177,547		9/21/2011	300
Tracy	CA		3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	1,029,405		9/21/2011	300
Vacaville	CA		1,575,000	3,675,429	None	None	1,575,000	3,675,429	5,250,429	399,141		10/3/2012	300
Vallejo	CA		756,000	3,404,487	None	None	756,000	3,404,487	4,160,487	243,531		10/3/2012	300
South Windsor	CT	5,567,814	1,410,000	8,239,228	None	None	1,410,000	8,239,228	9,649,228	508,086		6/27/2014	300
Casselberry	FL		1,979,598	8,256,394	40,863	167,804	1,979,598	8,465,061	10,444,659	5,066,270	12/30/2003	5/31/1995	300
Hialeah	FL		2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	1,375,176		3/26/2007	300
Miami	FL		3,115,101	5,670,715	None	106	3,115,101	5,670,821	8,785,922	2,950,621	5/19/2000	6/7/1999	300
Oakland Park	FL		2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	1,178,969	7/6/2001	3/27/2001	300
Orlando	FL		2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,824,849	8/7/2003	11/26/2002	300
Pembroke Pines	FL		1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	2,648,591	12/11/2000	10/1/1999	300
Stuart	FL		1,150,000	8,258,878	None	None	1,150,000	8,258,878	9,408,878	839,653		6/28/2013	300
Sunrise	FL		2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	750,392		10/22/2010	300
Conyers	GA		1,200,000	7,835,546	None	None	1,200,000	7,835,546	9,035,546	587,666		2/27/2014	300
Morrow	GA		1,680,000	5,108,661	29,750	None	1,680,000	5,138,411	6,818,411	254,085		9/30/2014	300
Urbandale	IA		4,720,000	27,389,120	None	None	4,720,000	27,389,120	32,109,120	593,431		6/10/2015	300
Alsip	IL		2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	1,321,394		12/30/2009	300
Bolingbrook	IL		3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	2,633,860	10/26/2007	1/24/2007	300
Glendale Heights	IL		1,963,770	10,038,516	None	None	1,963,770	10,038,516	12,002,286	1,298,648		3/26/2007	300
Lansing	IL		460,000	6,648,839	None	None	460,000	6,648,839	7,108,839	542,989		12/12/2013	300
Waukegan	IL		2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	1,329,352		12/30/2009	300
Carmel	IN		3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	1,581,125		3/29/2010	300
Indianapolis	IN		3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	2,417,575	3/20/2007	8/3/2006	300
Southport	IN		2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	2,379,653	12/20/2007	6/8/2007	300
Lenexa	KS		1,410,000	25,283,643	None	None	1,410,000	25,283,643	26,693,643	547,812		6/10/2015	300
Florence	KY		2,560,000	8,523,096	None	None	2,560,000	8,523,096	11,083,096	1,065,387		11/30/2012	300
Louisville	KY	9,452,507	1,480,000	13,081,657	41,009	None	1,480,000	13,122,666	14,602,666	1,510,748		2/1/2013	300
Woburn	MA		3,930,000	6,125,110	None	None	3,930,000	6,125,110	10,055,110	643,137		5/22/2013	300
Nottingham	MD		3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	1,995,788		3/26/2007	300
Rochester Hills	MI		1,980,000	31,441,153	None	None	1,980,000	31,441,153	33,421,153	681,225		6/10/2015	300
Roseville	MN		3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	2,789,082	6/5/2008	4/18/2007	300
St. Louis Park	MN		1,160,000	36,979,042	None	None	1,160,000	36,979,042	38,139,042	801,213		6/10/2015	300
Charlotte	NC		2,420,000	7,649,004	None	None	2,420,000	7,649,004	10,069,004	599,172		1/29/2014	300
Raleigh	NC		4,890,000	21,252,496	None	None	4,890,000	21,252,496	26,142,496	460,471		6/10/2015	300
Omaha	NE		1,130,000	10,814,154	None	None	1,130,000	10,814,154	11,944,154	847,109		1/29/2014	300
East Brunswick	NJ		1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	1,091,238		2/16/2007	300
Montvale	NJ		7,980,000	35,070,170	None	None	7,980,000	35,070,170	43,050,170	759,854		6/10/2015	300
Harrison	NY		16,710,000	50,611,800	None	None	16,710,000	50,611,800	67,321,800	1,096,589		6/10/2015	300
Yonkers	NY		1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	972,672		3/26/2007	300
Beachwood	OH		1,504,354	2,794,305	(511,270)	396	1,504,354	2,283,431	3,787,785	942,175		2/16/2007	300
Columbus	OH		-	6,891,202	None	None	-	6,891,202	6,891,202	798,850		11/30/2012	300
Columbus	OH	7,252,290	-	11,662,219	31,701	22	-	11,693,942	11,693,942	1,346,824		2/1/2013	300
Columbus	OH		-	7,517,501	None	None	-	7,517,501	7,517,501	764,279		6/28/2013	300
Hilliard	OH	8,072,416	1,010,000	10,307,569	None	None	1,010,000	10,307,569	11,317,569	1,185,370		2/1/2013	300
Maumee	OH		1,390,000	10,042,422	None	None	1,390,000	10,042,422	11,432,422	786,656		1/29/2014	300
Toledo	OH		620,000	10,933,936	None	None	620,000	10,933,936	11,553,936	856,492		1/29/2014	300
West Chester	OH	6,354,341	1,670,000	7,738,611	None	None	1,670,000	7,738,611	9,408,611	889,940		2/22/2013	300
Philadelphia	PA		2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	1,486,997		2/16/2007	300
Pittsburgh	PA		4,420,799	5,543,009	None	None	4,420,799	5,543,009	9,963,808	895,020	9/1/2011	1/12/2011	300
Cypress	TX		1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	2,174,193	5/15/2006	9/14/2005	300
Dallas	TX		5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	2,439,938	8/4/2006	11/9/2005	300
Fort Worth	TX		1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	3,286,979	6/2/2000	6/30/1999	300
Keller	TX		1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	2,314,816	9/8/2005	12/16/2004	300
McKinney	TX		1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	2,379,860	12/7/2005	4/20/2005	300
Plano	TX		3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	2,324,313	12/6/2005	4/22/2005	300
San Antonio	TX		1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	536,092		7/29/2009	300
San Antonio	TX		1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	643,139		7/29/2009	300
South Jordan	UT		6,260,000	19,565,376	None	None	6,260,000	19,565,376	25,825,376	423,916		6/10/2015	300
Federal Way	WA		2,650,000	8,480,517	None	None	2,650,000	8,480,517	11,130,517	70,671		10/14/2015	300
Kent	WA		4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	1,833,948		12/21/2009	300

Health care
Enterprise	AL		697,210	2,265,932	None	None	697,210	2,265,932	2,963,142	268,135		1/22/2013	300
Hot Springs	AR	889,200	210,979	2,003,689	None	None	210,979	2,003,689	2,214,668	169,359		1/22/2013	420
Hot Springs	AR	988,000	235,299	2,234,659	None	None	235,299	2,234,659	2,469,958	188,882		1/22/2013	420
Hot Springs	AR	2,494,700	904,597	5,821,180	None	None	904,597	5,821,180	6,725,777	492,028		1/22/2013	420
Apple Valley	CA		486,371	15,383,518	None	None	486,371	15,383,518	15,869,889	1,154,138		1/22/2013	420
Shasta Lake	CA		390,906	9,754,092	None	None	390,906	9,754,092	10,144,998	824,453		1/22/2013	420
Augusta	GA		526,247	1,710,304	None	None	526,247	1,710,304	2,236,551	202,386		1/22/2013	300
Brunswick	GA		290,369	788,880	83,729	31,059	290,369	903,668	1,194,037	602,360		12/31/1997	300
Valdosta	GA		432,035	1,404,115	None	None	432,035	1,404,115	1,836,150	166,154		1/22/2013	300
Valdosta	GA		413,489	1,343,840	None	None	413,489	1,343,840	1,757,329	159,021		1/22/2013	300
Blackfoot	ID		494,854	1,608,277	None	None	494,854	1,608,277	2,103,131	190,313		1/22/2013	300
New Castle	IN		564,055	1,833,180	None	None	564,055	1,833,180	2,397,235	216,926		1/22/2013	300
Kansas City	KS		521,988	1,696,460	None	None	521,988	1,696,460	2,218,448	200,748		1/22/2013	300
Shreveport	LA	974,965	423,234	1,375,511	None	None	423,234	1,375,511	1,798,745	162,769		1/22/2013	300
Billerica	MA		398,292	740,107	21,044	15,024	398,292	776,175	1,174,467	258,655		11/14/2007	300
Kansas City	MO		340,000	1,523,155	None	None	340,000	1,523,155	1,863,155	124,391		12/20/2013	300
St. Louis	MO	17,208,774	2,852,903	38,694,147	18,301	None	2,852,903	38,712,448	41,565,351	3,258,663		1/22/2013	420
St. Louis	MO	11,501,226	4,278,685	19,900,592	None	None	4,278,685	19,900,592	24,179,277	1,682,074		1/22/2013	420
Gulfport	MS		299,464	502,326	224,556	46,809	299,464	773,691	1,073,155	436,170		11/26/1996	300
Wilmington	NC	3,704,640	811,533	5,498,659	None	None	811,533	5,498,659	6,310,192	650,675		1/22/2013	300
Lincoln	NE	1,733,949	707,636	2,299,818	None	None	707,636	2,299,818	3,007,454	272,145		1/22/2013	300
Mount Vernon	OH		726,626	1,351,151	None	22,995	726,626	1,374,146	2,100,772	499,786		11/1/2006	300
Okmulgee	OK	679,865	397,605	1,292,216	None	None	397,605	1,292,216	1,689,821	152,912		1/22/2013	300
Sellersville	PA		763,355	2,480,903	None	None	763,355	2,480,903	3,244,258	293,574		1/22/2013	300
Abbeville	SC	814,930	446,204	1,450,164	None	None	446,204	1,450,164	1,896,368	171,603		1/22/2013	300
North Augusta	SC		498,284	1,619,423	None	None	498,284	1,619,423	2,117,707	191,632		1/22/2013	300
Dickson	TN		531,717	1,728,079	None	None	531,717	1,728,079	2,259,796	204,489		1/22/2013	300
Memphis	TN		602,208	1,957,176	None	None	602,208	1,957,176	2,559,384	231,599		1/22/2013	300
Memphis	TN		822,791	2,674,071	None	None	822,791	2,674,071	3,496,862	316,432		1/22/2013	300
Bedford	TX		1,607,524	56,219,108	None	None	1,607,524	56,219,108	57,826,632	4,751,853		1/22/2013	420
Hampton	VA		373,499	836,071	7,601	33,022	373,499	876,694	1,250,193	635,280		12/19/1997	300
Muskego	WI		1,528,232	26,297,695	None	None	1,528,232	26,297,695	27,825,927	2,222,781		1/22/2013	420

Home furnishings
Little Rock	AR		1,079,232	2,594,956	132,816	116	1,079,232	2,727,888	3,807,120	1,886,449		7/21/1998	300
Osceola	AR		88,759	520,047	4,083	None	88,759	524,130	612,889	368,981		6/30/1998	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Wynne	AR		70,000	547,576	58,039	2,024	70,000	607,639	677,639	408,855	11/10/1998	2/24/1999	300
Jackson	CA		300,000	390,849	6,775	57	300,000	397,681	697,681	397,644		5/17/1988	300
Pueblo	CO		371,645	1,207,845	None	None	371,645	1,207,845	1,579,490	142,928		1/22/2013	300
Danbury	CT		643,736	3,621,163	254,336	243,250	643,736	4,118,749	4,762,485	2,817,824		9/30/1997	300
Brandon	FL		430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	716,125		6/26/1998	300
Hudson	FL		397,101	1,290,578	None	None	397,101	1,290,578	1,687,679	152,718		1/22/2013	300
Ocala	FL		339,690	543,504	None	None	339,690	543,504	883,194	415,780		11/26/1996	300
Palm Harbor	FL		364,939	1,186,052	None	None	364,939	1,186,052	1,550,991	140,350		1/22/2013	300
Pensacola	FL		370,809	1,205,128	None	None	370,809	1,205,128	1,575,937	142,607		1/22/2013	300
Spring Hill	FL		370,810	1,205,131	None	None	370,810	1,205,131	1,575,941	142,607		1/22/2013	300
Tampa	FL		685,000	885,624	None	None	685,000	885,624	1,570,624	621,411		6/26/1998	300
Tampa	FL		494,763	767,737	71,880	373	494,763	839,990	1,334,753	595,449		12/31/1998	300
West Palm Beach	FL		347,651	706,081	69,111	373	347,651	775,565	1,123,216	522,200		12/31/1998	300
Rome	GA		254,902	486,812	32,783	84	254,902	519,679	774,581	384,504		11/26/1996	300
Davenport	IA		270,000	930,689	54,520	787	270,000	985,996	1,255,996	653,307		6/26/1998	300
Joliet	IL		440,000	910,689	None	94	440,000	910,783	1,350,783	639,067		6/26/1998	300
Anderson	IN		180,628	653,162	108,685	179	180,628	762,026	942,654	569,172		11/26/1996	300
Mishawaka	IN		1,070,000	4,321,944	None	None	1,070,000	4,321,944	5,391,944	208,894		10/28/2014	300
Kansas City	KS		185,955	413,014	31,870	8,583	185,955	453,467	639,422	444,192		5/13/1988	300
Wichita	KS		430,000	740,725	58,610	59	430,000	799,394	1,229,394	520,050		6/26/1998	300
Alexandria	LA		400,000	810,608	None	168	400,000	810,776	1,210,776	568,932		6/26/1998	300
Monroe	LA		450,000	835,608	None	None	450,000	835,608	1,285,608	586,316		6/26/1998	300
Battle Creek	MI		485,000	895,689	None	266	485,000	895,955	1,380,955	628,556		6/26/1998	300
Bay City	MI		397,531	1,291,976	None	None	397,531	1,291,976	1,689,507	152,884		1/22/2013	300
Eden Prairie	MN		500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	712,253		3/1/1999	300
Hattiesburg	MS		300,000	660,608	None	168	300,000	660,776	960,776	463,682		6/26/1998	300
Ridgeland	MS		306,460	995,995	None	None	306,460	995,995	1,302,455	117,859		1/22/2013	300
Asheboro	NC		373,128	1,212,666	None	None	373,128	1,212,666	1,585,794	143,499		1/22/2013	300
Matthews	NC		768,222	843,401	46,414	37,821	768,222	927,636	1,695,858	646,091		12/31/1998	300
Grand Island	NE		455,921	1,481,742	None	None	455,921	1,481,742	1,937,663	175,340		1/22/2013	300
Cortland	NY		448,156	1,456,507	None	None	448,156	1,456,507	1,904,663	172,353		1/22/2013	300
Green Island	NY		1,181,947	20,808,780	39,468	None	1,181,947	20,848,248	22,030,195	1,761,624		1/22/2013	420
Oneonta	NY		354,283	1,151,419	None	None	354,283	1,151,419	1,505,702	136,251		1/22/2013	300
Rotterdam	NY		390,926	1,270,510	None	None	390,926	1,270,510	1,661,436	150,344		1/22/2013	300
Ashtabula	OH		359,857	1,169,537	None	None	359,857	1,169,537	1,529,394	138,395		1/22/2013	300
Dayton	OH		401,723	698,872	48,970	206	401,723	748,048	1,149,771	504,097		6/29/1998	300
Kettering	OH		316,341	1,028,109	None	None	316,341	1,028,109	1,344,450	121,660		1/22/2013	300
Lancaster	OH		250,000	830,689	None	None	250,000	830,689	1,080,689	582,865		6/26/1998	300
Piqua	OH		375,833	1,221,457	None	None	375,833	1,221,457	1,597,290	144,539		1/22/2013	300
Altoona	PA		455,000	745,694	None	None	455,000	745,694	1,200,694	523,226		6/26/1998	300
Cranberry	PA		369,761	1,201,723	None	None	369,761	1,201,723	1,571,484	142,204		1/22/2013	300
Erie	PA		510,000	900,689	None	None	510,000	900,689	1,410,689	631,981		6/26/1998	300
Pennsdale	PA		315,000	835,648	None	None	315,000	835,648	1,150,648	586,344		6/26/1998	300
Whitehall	PA		515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	804,717		6/30/1998	300
Columbia	SC		600,000	900,725	None	296	600,000	901,021	1,501,021	632,229		6/26/1998	300
Murrells Inlet	SC		296,236	962,766	None	None	296,236	962,766	1,259,002	113,927		1/22/2013	300
Jackson	TN		381,076	857,261	49,140	469	381,076	906,870	1,287,946	652,780		9/26/1997	300
Jackson	TN		380,000	750,608	2,057	12	380,000	752,677	1,132,677	527,080		6/26/1998	300
Memphis	TN		804,262	1,432,520	59,873	78	804,262	1,492,471	2,296,733	1,089,716		6/30/1997	300
Abilene	TX		400,000	680,616	None	None	400,000	680,616	1,080,616	477,563		6/26/1998	300
Amarillo	TX		140,000	419,734	None	None	140,000	419,734	559,734	420,438		9/12/1988	300
Plainview	TX		125,000	734,558	40,000	49	125,000	774,607	899,607	556,594		1/24/1984	300
San Antonio	TX		323,451	637,991	47,914	None	323,451	685,905	1,009,356	482,796		12/31/1998	300
Victoria	TX		291,380	946,984	None	None	291,380	946,984	1,238,364	112,060		1/22/2013	300
Webster	TX		283,604	538,002	2,470	186	283,604	540,658	824,262	401,497		6/13/1997	300
Pasco	WA		161,700	359,142	56,707	None	161,700	415,849	577,549	402,419		8/18/1987	300
Eau Claire	WI		260,000	820,689	None	211	260,000	820,900	1,080,900	575,996		6/26/1998	300
La Crosse	WI		372,883	877,812	None	250	372,883	878,062	1,250,945	616,105		6/26/1998	300

Home improvement
Kenai	AK		2,350,000	5,400,025	None	None	2,350,000	5,400,025	7,750,025	297,001		8/19/2014	300
Birmingham	AL		717,675	1,774,814	None	None	717,675	1,774,814	2,492,489	56,202		3/31/2015	300
Tucson	AZ		4,170,000	14,213,818	None	None	4,170,000	14,213,818	18,383,818	876,519		6/19/2014	300
Tucson	AZ	6,858,989	4,280,000	15,094,661	None	None	4,280,000	15,094,661	19,374,661	830,206		8/7/2014	300
Lawndale	CA		667,007	1,238,841	None	49	667,007	1,238,890	1,905,897	844,499		12/31/1998	300
Los Angeles	CA		163,668	304,097	None	49	163,668	304,146	467,814	207,314		12/31/1998	300
Morgan Hill	CA		5,100,000	7,219,244	None	None	5,100,000	7,219,244	12,319,244	445,187		6/19/2014	300
Van Nuys	CA		750,293	1,393,545	None	49	750,293	1,393,594	2,143,887	949,954		12/31/1998	300
Greenwood Village	CO		9,700,000	13,352,870	None	None	9,700,000	13,352,870	23,052,870	823,427		6/19/2014	300
Augusta	GA		2,701,584	18,072,555	167,558	None	2,701,584	18,240,113	20,941,697	2,194,112		1/22/2013	300
Austell	GA		9,161,124	-	None	None	9,161,124	-	9,161,124	-		1/22/2013	300
Conley	GA		727,106	904,138	29,754	None	727,106	933,892	1,660,998	53,075		8/7/2014	300
Valdosta	GA		2,550,000	11,989,018	None	None	2,550,000	11,989,018	14,539,018	699,359		7/15/2014	300
Cedar Rapids	IA		294,195	732,929	None	None	294,195	732,929	1,027,124	8,551		9/24/2015	300
Kansas City	KS		854,158	1,810,915	None	None	854,158	1,810,915	2,665,073	75,455		12/22/2014	300
Lenexa	KS		1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	777,640		1/6/2006	300
Topeka	KS	12,094,431	2,189,122	35,657,677	None	None	2,189,122	35,657,677	37,846,799	3,043,102		1/22/2013	420
Jefferson	LA		610,004	1,293,280	None	None	610,004	1,293,280	1,903,284	53,887		12/31/2014	300
Baltimore	MD		171,320	318,882	None	None	171,320	318,882	490,202	217,382		12/31/1998	300
Chillicothe	MO		804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	595,563		1/6/2006	300
Columbia	MO		2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	1,508,790		1/6/2006	300
Columbia	MO		1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	799,421		1/6/2006	300
Fulton	MO		791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	585,691		1/6/2006	300
Jefferson City	MO		1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	1,095,902		1/6/2006	300
Kirksville	MO		1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	1,051,877		1/6/2006	300
Macon	MO		493,394	916,537	None	None	493,394	916,537	1,409,931	365,087		1/6/2006	300
Moberly	MO		1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	956,908		1/6/2006	300
Mattews	NC		610,177	1,394,743	86,087	34,263	610,177	1,515,093	2,125,270	998,550		7/17/1998	300
Omaha	NE		1,515,773	2,816,678	None	32	1,515,773	2,816,710	4,332,483	1,122,000		1/6/2006	300
Haddon Heights	NJ		80,000	534,400	35,458	None	80,000	569,858	649,858	13,582		5/21/2015	300
Rochester	NY		158,168	294,456	None	None	158,168	294,456	452,624	200,732		12/31/1998	300
Akron	OH		359,775	762,765	None	None	359,775	762,765	1,122,540	31,782		12/31/2014	300
Canton	OH		70,000	908,666	None	None	70,000	908,666	978,666	37,861		12/31/2014	300
Columbus	OH		230,000	538,088	None	None	230,000	538,088	768,088	22,420		12/18/2014	300
Edmond	OK		1,030,000	1,317,842	None	None	1,030,000	1,317,842	2,347,842	41,732		3/11/2015	300
Columbia	TN		610,000	985,954	None	None	610,000	985,954	1,595,954	50,941		9/9/2014	300
Johnson City	TN		467,167	580,911	None	None	467,167	580,911	1,048,078	31,950		8/7/2014	300
Knoxville	TN	5,989,071	6,486,801	-	None	None	6,486,801	-	6,486,801	-		1/22/2013	300
Amarillo	TX		1,140,000	1,082,966	None	None	1,140,000	1,082,966	2,222,966	55,438		3/28/2014	420
Carrollton	TX		201,569	374,342	None	102	201,569	374,444	576,013	180,372		12/5/2003	300
Cedar Park	TX		253,591	827,237	108,402	41,396	253,591	977,035	1,230,626	682,031		3/26/1997	300
Longview	TX		300,000	980,898	None	None	300,000	980,898	1,280,898	24,522		5/15/2015	300
Midland	TX		1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	1,176,467		1/6/2006	300
Odessa	TX		1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	996,544		1/6/2006	300
San Antonio	TX		367,890	683,750	None	None	367,890	683,750	1,051,640	466,092		12/31/1998	300
Stafford	TX		1,025,959	1,275,756	None	None	1,025,959	1,275,756	2,301,715	70,167		8/7/2014	300
Webster	TX		770,000	976,851	None	None	770,000	976,851	1,746,851	50,005		3/28/2014	420
Wichita Falls	TX		120,000	464,338	None	None	120,000	464,338	584,338	23,770		3/28/2014	420
Chesapeake	VA		144,014	649,869	None	11,754	144,014	661,623	805,637	660,253		12/22/1986	300
Richmond	VA		713,319	886,996	None	None	713,319	886,996	1,600,315	48,785		8/7/2014	300
Bellingham	WA		4,140,000	16,417,981	None	None	4,140,000	16,417,981	20,557,981	355,723		6/9/2015	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Spokane	WA		4,930,000	15,428,206	None	None	4,930,000	15,428,206	20,358,206	334,278		6/30/2015	300
Baraboo	WI		110,000	719,613	None	None	110,000	719,613	829,613	36,837		3/28/2014	420
Mukwonago	WI		180,000	957,033	25,712	None	180,000	982,745	1,162,745	4,839		11/5/2015	300
Neenah	WI		200,000	1,343,343	None	None	200,000	1,343,343	1,543,343	55,973		12/31/2014	300

Insurance
Tomah	WI		1,630,917	12,938,430	None	None	1,630,917	12,938,430	14,569,347	1,789,816		7/31/2012	300

Jewelry
Plymouth	MA		-	1,809,315	None	None	-	1,809,315	1,809,315	214,102		1/22/2013	300
Watchung	NJ		-	2,446,115	None	None	-	2,446,115	2,446,115	289,457		1/22/2013	300
Amherst	NY		-	1,841,863	None	None	-	1,841,863	1,841,863	217,954		1/22/2013	300
Lake Grove	NY		-	2,171,696	None	None	-	2,171,696	2,171,696	256,984		1/22/2013	300

Machinery
Cedar Falls	IA		634,343	6,331,030	None	None	634,343	6,331,030	6,965,373	854,689		8/28/2012	300

Motor vehicle dealerships
Robertsdale	AL		3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	2,205,158	1/29/2007	4/7/2006	300
West Covina	CA		311,040	577,733	252,854	45,714	311,040	876,301	1,187,341	419,961		12/31/1998	300
Longmont	CO		2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	3,142,621		8/25/2004	300
Gulf Breeze	FL		3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	351,628		4/7/2006	300
Pensacola	FL		308,067	573,708	23,430	2,775	308,067	599,913	907,980	231,251		11/22/2006	300
Stockbridge	GA		2,470,000	8,693,515	None	None	2,470,000	8,693,515	11,163,515	854,862		7/18/2013	300
Woodstock	GA		2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	1,024,914		10/25/2005	300
Island Lake	IL		2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	2,700,543		12/31/2004	300
Louisville	KY		4,070,000	11,863,002	500	None	4,070,000	11,863,502	15,933,502	138,414		9/29/2015	300
Charlotte	NC		3,560,000	5,847,436	None	None	3,560,000	5,847,436	9,407,436	497,032		11/26/2013	300
Colfax	NC		1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	967,500		12/31/2004	300
Statesville	NC		2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,808,930		5/13/2004	300
Chichester	NH		578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	1,990,988		10/1/2004	300
Churchville	NY		1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	2,202,329	6/6/2006	3/23/2006	300
Akron	OH		715,953	554,589	None	None	715,953	554,589	1,270,542	228,738	2/13/2006	1/19/2005	300
Hillsboro	OR		1,611,084	1,936,755	None	58	1,611,084	1,936,813	3,547,897	719,855		9/1/2006	300
Wood Village	OR		3,822,277	5,687,110	None	58	3,822,277	5,687,168	9,509,445	2,049,182		9/1/2006	300
Myrtle Beach	SC		4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	898,613	7/28/2000	3/3/2005	300
Garland	TX		3,233,329	12,064,417	500	None	3,233,329	12,064,917	15,298,246	1,508,206		11/19/2012	300
Houston	TX		3,630,000	9,733,649	500	None	3,630,000	9,734,149	13,364,149	113,565		9/21/2015	300
Katy	TX		1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	3,475,515	10/28/2005	1/25/2005	300
San Antonio	TX		4,337,454	7,312,625	500	None	4,337,454	7,313,125	11,650,579	889,857		12/13/2012	300

Office supplies
Lakewood	CA		1,398,387	3,098,607	None	10,284	1,398,387	3,108,891	4,507,278	2,356,775		1/29/1997	300
Riverside	CA		1,410,177	1,659,850	None	80	1,410,177	1,659,930	3,070,107	1,214,396		9/17/1997	300
Casselberry	FL		-	1,277,112	106,868	268	-	1,384,248	1,384,248	538,561	7/14/2005	1/25/2005	300
Hutchinson	KS		269,964	1,704,013	81,476	None	269,964	1,785,489	2,055,453	1,309,192		6/25/1997	300
Salina	KS		240,423	1,829,837	92,454	None	240,423	1,922,291	2,162,714	1,420,031		6/25/1997	300
Asheboro	NC		465,557	2,176,416	21,418	153	465,557	2,197,987	2,663,544	1,570,317		3/27/1998	300
Westbury	NY		3,808,076	2,377,932	145,738	338,968	3,808,076	2,862,638	6,670,714	1,911,552		9/29/1997	300
New Philadelphia	OH		726,636	1,650,672	29,340	114	726,636	1,680,126	2,406,762	1,249,526		5/30/1997	300
Edmond	OK		1,390,000	3,009,650	208,809	None	1,390,000	3,218,459	4,608,459	660,077		10/22/2010	300

Other manufacturing
Prescott	AR		593,604	11,944,641	None	None	593,604	11,944,641	12,538,245	1,009,607		1/22/2013	420
Tucson	AZ	15,000,000	3,799,899	32,101,539	158,312	None	3,799,899	32,259,851	36,059,750	2,755,680		1/22/2013	420
East Windsor	NJ	9,625,000	240,000	13,307,041	None	None	240,000	13,307,041	13,547,041	649,510		4/30/2014	420
Maryville	OH		480,000	15,758,777	None	None	480,000	15,758,777	16,238,777	26,265		12/3/2015	300
Duncan	SC		490,000	2,292,068	2,900	None	490,000	2,294,968	2,784,968	156,004		8/29/2013	420
El Paso	TX		1,769,633	17,892,956	316,800	132,237	1,769,633	18,341,993	20,111,626	1,630,973		1/22/2013	420

Packaging
Lewisburg	OH	3,362,698	641,174	11,787,510	None	None	641,174	11,787,510	12,428,684	1,512,730		10/19/2012	300
Chester	VA		1,770,000	14,922,913	None	None	1,770,000	14,922,913	16,692,913	444,134		12/17/2014	420
Raphine	VA		2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	3,858,038		6/3/2011	300
Wytheville	VA	28,125,734	2,175,524	33,138,859	2,182,984	None	2,175,524	35,321,843	37,497,367	4,158,562		11/29/2012	300

Paper
Marianna	FL		1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	1,282,116		5/2/2011	300
Columbia	SC		989,232	5,004,326	None	None	989,232	5,004,326	5,993,558	434,900		12/21/2012	420

Pet supplies and services
Los Angeles	CA		902,494	2,213,122	43,415	182,667	902,494	2,439,204	3,341,698	1,164,014		12/31/1998	300
Duluth	GA		361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	1,020,413	1/27/1999	9/29/1998	300
Marietta	GA		292,250	649,095	88,141	19,277	292,250	756,513	1,048,763	679,776		12/2/1988	300
Marietta	GA		495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	961,920	5/28/1999	9/29/1998	300
Ottawa	IL		2,351,842	52,407,677	237,848	None	2,351,842	52,645,525	54,997,367	4,506,332		1/22/2013	420
Indianapolis	IN		427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	811,370	3/10/2000	1/19/1999	300
Sudbury	MA		543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,530,811	11/12/1999	9/30/1998	300
Tyngsboro	MA		312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	857,796		6/12/1998	300
Warren	MI		356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	754,326		1/9/1998	300
North Plainfield	NJ		985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	1,032,051		9/24/1998	300
Albuquerque	NM		684,036	874,914	308,265	None	684,036	1,183,179	1,867,215	799,720		12/31/1998	300
Maineville	OH		173,105	384,468	174,659	330	173,105	559,457	732,562	397,240		3/6/1987	300
Middletown	OH		337,572	777,943	41,328	22,683	337,572	841,954	1,179,526	606,790		12/30/1997	300
Mount Pleasant	SC		40,700	180,400	111,572	6,545	40,700	298,517	339,217	213,338		12/22/1981	180

Restaurants - casual dining
Boaz	AL		829,001	1,541,245	480	14,413	829,001	1,556,138	2,385,139	570,905		11/1/2006	300
Enterprise	AL		840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	570,667		11/1/2006	300
Fort Payne	AL		814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	552,461		11/1/2006	300
Gadsden	AL		851,124	1,582,332	75,340	25,239	851,124	1,682,911	2,534,035	603,331		11/1/2006	300
Huntsville	AL		826,840	1,537,233	(1,149,285)	48	826,840	387,996	1,214,836	613,317		11/1/2006	300
Huntsville	AL		811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	550,757		11/1/2006	300
Sylacauga	AL		801,413	1,490,012	21,716	19,034	801,413	1,530,762	2,332,175	563,172		11/1/2006	300
El Dorado	AR		907,534	1,687,608	112,711	20,759	907,534	1,821,078	2,728,612	639,994		11/1/2006	300
Russellville	AR		864,497	-	None	24,800	864,497	24,800	889,297	1,306		11/1/2006	300
Glendale	AZ		624,761	895,976	89,537	50,833	624,761	1,036,346	1,661,107	760,362		3/6/1996	300
Goodyear	AZ		794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	472,733	2/23/2006	4/8/2005	300
Surprise	AZ		681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	437,382	9/29/2004	4/16/2004	300
La Verne	CA		-	1,477,413	None	None	-	1,477,413	1,477,413	174,827		1/22/2013	300
San Dimas	CA		240,562	445,521	91,821	2,690	240,562	540,032	780,594	513,239		3/12/1981	180
Denver	CO		540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	497,713	7/29/2004	3/29/2004	300
Lakewood	CO		1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	2,670	7/26/2006	12/31/2002	300
Parker	CO		778,054	1,148,443	None	38	778,054	1,148,481	1,926,535	481,747	6/10/2005	2/23/2005	300
Parker	CO		-	1,789,040	None	None	-	1,789,040	1,789,040	211,703		1/22/2013	300
Cromwell	CT		531,861	989,638	None	None	531,861	989,638	1,521,499	318,328		12/19/2007	300
East Windsor	CT		-	1,235,134	None	None	-	1,235,134	1,235,134	413,747		8/30/2007	300
Manchester	CT		-	1,353,727	None	None	-	1,353,727	1,353,727	453,476		8/30/2007	300
New Milford	CT		-	705,127	24,437	26,125	-	755,689	755,689	254,367		8/30/2007	300
Plainville	CT		-	1,452,933	None	None	-	1,452,933	1,452,933	486,710		8/30/2007	300
Tewksbury	CT		392,079	730,927	19,598	14,701	392,079	765,226	1,157,305	246,407		8/30/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Torrington	CT		504,167	939,051	75,434	10,000	504,167	1,024,485	1,528,652	341,908		8/30/2007	300
West Haven	CT		540,663	1,006,829	79,286	25,100	540,663	1,111,215	1,651,878	356,992		8/30/2007	300
Windsor Locks	CT		844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	526,591		8/30/2007	300
Jacksonville	FL		1,451,180	658,461	59,396	13	1,451,180	717,870	2,169,050	266,560	8/4/2006	5/9/2006	300
Lakeland	FL		1,018,551	1,273,189	None	None	1,018,551	1,273,189	2,291,740	150,661		1/22/2013	300
Land O’ Lakes	FL		770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	471,109	10/21/2005	3/24/2005	300
Melbourne	FL		-	790,083	500	285	-	790,868	790,868	308,220		8/30/2007	258
New Port Richey	FL		929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	586,950	11/13/2006	8/1/2006	300
Orange City	FL		1,290,082	1,612,603	None	None	1,290,082	1,612,603	2,902,685	190,825		1/22/2013	300
Orlando	FL		230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/1985	300
Orlando	FL		1,135,310	1,306,940	None	18,309	1,135,310	1,325,249	2,460,559	475,969	1/10/2007	6/30/2006	300
Orlando	FL		735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	458,226		8/30/2007	300
Orlando	FL		-	790,583	24,415	38,527	-	853,525	853,525	293,106		8/30/2007	300
Sebring	FL		737,465	921,832	None	None	737,465	921,832	1,659,297	109,083		1/22/2013	300
Vero Beach	FL		1,381,247	1,726,559	None	None	1,381,247	1,726,559	3,107,806	204,309		1/22/2013	300
Americus	GA		709,624	1,319,578	139,320	6,036	709,624	1,464,934	2,174,558	515,817		11/1/2006	300
Augusta	GA		827,895	1,539,237	None	240	827,895	1,539,477	2,367,372	562,008		11/1/2006	300
Buford	GA	1,394,363	1,229,933	1,537,417	None	None	1,229,933	1,537,417	2,767,350	181,928		1/22/2013	300
Garden City	GA		197,225	438,043	141,866	3,257	197,225	583,166	780,391	476,443		4/20/1989	300
Lithonia	GA		89,220	-	None	246	89,220	246	89,466	70		1/4/1985	N/A
Norcross	GA		827,707	1,538,875	115,596	16,522	827,707	1,670,993	2,498,700	614,720		11/1/2006	300
Savannah	GA		719,188	1,337,352	93,855	23,190	719,188	1,454,397	2,173,585	514,722		11/1/2006	300
Snellville	GA		710,600	1,321,389	(995,794)	532	710,600	326,127	1,036,727	515,097		11/1/2006	300
Statesboro	GA		926,462	1,722,290	None	240	926,462	1,722,530	2,648,992	628,822		11/1/2006	300
Thomasville	GA		894,504	1,662,939	87,387	26,155	894,504	1,776,481	2,670,985	650,733		11/1/2006	300
Valdosta	GA		901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	633,686		11/1/2006	300
Warner Robins	GA		896,841	1,667,267	(1,259,913)	349	896,841	407,703	1,304,544	641,446		11/1/2006	300
Waycross	GA		956,765	1,778,566	None	536	956,765	1,779,102	2,735,867	649,585		11/1/2006	300
Ankeny	IA		100,000	349,218	25,075	None	100,000	374,293	474,293	374,293		7/28/1983	180
Burlington	IA		653,057	1,214,571	54,777	757	653,057	1,270,105	1,923,162	443,829		11/1/2006	300
Cedar Rapids	IA		822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	558,061		11/1/2006	300
Clive	IA		840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	570,511		11/1/2006	300
Nampa	ID		74,156	343,820	28,206	None	74,156	372,026	446,182	353,453		12/31/1986	300
Rexburg	ID		90,760	420,787	59,798	None	90,760	480,585	571,345	440,605		11/25/1985	300
Alton	IL		225,785	419,315	50,027	12,117	225,785	481,459	707,244	420,376		10/18/1988	300
Champaign	IL		805,888	1,498,402	None	18	805,888	1,498,420	2,304,308	546,925		11/1/2006	300
Effingham	IL		783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	531,758		11/1/2006	300
Marion	IL		831,323	1,545,566	(324,000)	107	831,323	1,221,673	2,052,996	564,136		11/1/2006	300
Moline	IL		781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	530,075		11/1/2006	300
Mount Vernon	IL		883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	599,234		11/1/2006	300
Oswego	IL		953,394	1,208,677	1,988	32,405	953,394	1,243,070	2,196,464	507,309	6/15/2005	6/24/2005	300
Peoria	IL		662,460	1,060,577	14,651	12,085	662,460	1,087,313	1,749,773	485,084	10/13/2004	6/15/2004	300
Springfield	IL		846,830	1,574,436	28,742	426	846,830	1,603,604	2,450,434	578,103		11/1/2006	300
Swansea	IL		890,625	1,655,743	288,559	21,851	890,625	1,966,153	2,856,778	727,948		11/1/2006	300
Waukegan	IL		1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	794,809		12/21/2007	300
Anderson	IN		831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	587,276		11/1/2006	300
Elkhart	IN		835,890	1,554,487	None	94	835,890	1,554,581	2,390,471	567,441		11/1/2006	300
Marion	IN		685,194	1,274,206	45,372	19,275	685,194	1,338,853	2,024,047	492,958		11/1/2006	300
Michigan City	IN		840,998	1,563,545	None	285	840,998	1,563,830	2,404,828	570,790		11/1/2006	300
Terre Haute	IN		767,189	1,426,532	35,534	107	767,189	1,462,173	2,229,362	520,836		11/1/2006	300
Derby	KS		96,060	445,359	9,565	5,730	96,060	460,654	556,714	451,430		10/29/1985	300
El Dorado	KS		87,400	405,206	50,518	4,338	87,400	460,062	547,462	420,658		4/10/1986	300
Salina	KS		683,265	1,647,429	None	None	683,265	1,647,429	2,330,694	28,335	7/27/2015	12/17/2014	300
Shawnee	KS		953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	647,233		11/1/2006	300
Shawnee	KS		-	1,573,049	None	None	-	1,573,049	1,573,049	186,144		1/22/2013	300
Topeka	KS		1,005,484	1,256,855	None	None	1,005,484	1,256,855	2,262,339	148,728		1/22/2013	300
Louisville	KY		821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	557,822		11/1/2006	300
Middlesboro	KY		859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	583,390		11/1/2006	300
Murray	KY		831,246	1,545,422	111,189	26,343	831,246	1,682,954	2,514,200	598,580		11/1/2006	300
Richmond	KY		913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	620,034		11/1/2006	300
Alexandria	LA		-	1,118,270	None	None	-	1,118,270	1,118,270	132,329		1/22/2013	300
Baton Rouge	LA		-	1,748,499	None	None	-	1,748,499	1,748,499	206,906		1/22/2013	300
Hammond	LA		1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	686,189		11/1/2006	300
Houma	LA		1,061,671	1,973,864	12,063	48,086	1,061,671	2,034,013	3,095,684	737,869		11/1/2006	300
Jennings	LA		107,120	496,636	17,656	1,742	107,120	516,034	623,154	498,689		10/17/1985	300
Morgan City	LA		832,895	1,548,993	26,151	28,054	832,895	1,603,198	2,436,093	591,107		11/1/2006	300
New Iberia	LA		917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	666,008		11/1/2006	300
Opelousas	LA		949,157	1,764,908	70,255	225	949,157	1,835,388	2,784,545	666,918		11/1/2006	300
Pineville	LA		1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	771,258		11/1/2006	300
Ruston	LA		982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	666,743		11/1/2006	300
Zachary	LA		898,306	1,670,527	11,717	28,442	898,306	1,710,686	2,608,992	618,222		11/1/2006	300
Amesbury	MA		-	790,494	None	None	-	790,494	790,494	441,034		8/30/2007	180
Attleboro	MA		369,815	693,655	None	None	369,815	693,655	1,063,470	389,601		12/19/2001	300
Auburn	MA		418,250	779,623	500	None	418,250	780,123	1,198,373	261,573		8/30/2007	300
Chicopee	MA		761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	474,887		8/30/2007	300
Chicopee Falls	MA		302,982	565,894	65,789	7,544	302,982	639,227	942,209	208,758		8/30/2007	300
East Longmeadow	MA		614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	383,266		8/30/2007	300
Gardner	MA		625,000	828,564	None	None	625,000	828,564	1,453,564	422,434		8/30/2007	197
Great Barrington	MA		422,625	788,089	69,608	10,225	422,625	867,922	1,290,547	291,101		8/30/2007	300
Greenfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	474,769		8/30/2007	300
Haverhill	MA		568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	354,686		8/30/2007	300
Holyoke	MA		577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	360,451		8/30/2007	300
Lee	MA		540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	337,331		8/30/2007	300
North Adams	MA		377,300	703,914	26,657	351	377,300	730,922	1,108,222	236,071		8/30/2007	300
Norwood	MA		840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	523,897		8/30/2007	300
Palmer	MA		141,524	598,480	None	None	141,524	598,480	740,004	336,144		12/19/2001	300
Peabody	MA		529,555	222,590	None	None	529,555	222,590	752,145	125,020		12/19/2001	300
Pittsfield	MA		286,241	950,022	None	None	286,241	950,022	1,236,263	533,594		12/19/2001	300
Raynham	MA		761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	474,773		8/30/2007	300
Sagamore Beach	MA		620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	386,910		8/30/2007	300
Saugus	MA		-	737,971	None	None	-	737,971	737,971	346,366		8/30/2007	214
Seekonk	MA		614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	383,312		8/30/2007	300
South Dartmouth	MA		379,217	707,492	14,487	79	379,217	722,058	1,101,275	237,485		8/30/2007	300
Springfield	MA		230,030	865,572	None	None	230,030	865,572	1,095,602	486,161		12/19/2001	300
Springfield	MA		227,207	958,444	None	None	227,207	958,444	1,185,651	538,324		12/19/2001	300
Stoneham	MA		397,544	191,717	None	None	397,544	191,717	589,261	107,679		12/19/2001	300
Sudbury	MA		-	633,843	None	None	-	633,843	633,843	284,229		8/30/2007	224
Swansea	MA		173,853	488,699	None	None	173,853	488,699	662,552	274,484		12/19/2001	300
Ware	MA		220,457	412,133	21,889	585	220,457	434,607	655,064	144,140		8/30/2007	300
West Springfield	MA		243,556	455,532	104,424	9,894	243,556	569,850	813,406	175,768		8/30/2007	300
West Springfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	474,769		8/30/2007	300
Wilbraham	MA		9,626,112	19,964,016	2,500	None	9,626,112	19,966,516	29,592,628	6,063,201		8/30/2007	300
Wollaston	MA		411,366	766,745	None	None	411,366	766,745	1,178,111	256,842		8/30/2007	300
Worcester	MA		578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	360,920		8/30/2007	300
Waterville	ME		-	717,653	None	105	-	717,758	717,758	240,418		8/30/2007	300
Windham	ME		-	831,301	1,000	None	-	832,301	832,301	279,297		8/30/2007	300
Comstock Park	MI		810,477	1,506,864	70,386	228	810,477	1,577,478	2,387,955	566,271		11/1/2006	300
Flint	MI		827,853	-	5,631	94	827,853	5,725	833,578	185		4/13/1995	60
Flint	MI		885,144	1,645,531	70,987	32,018	885,144	1,748,536	2,633,680	641,900		11/1/2006	300
Lansing	MI		873,536	1,623,973	None	94	873,536	1,624,067	2,497,603	592,818		11/1/2006	300
Saginaw	MI		766,531	1,425,263	14,030	23,051	766,531	1,462,344	2,228,875	538,248		11/1/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Westland	MI		869,530	1,616,568	None	438	869,530	1,617,006	2,486,536	590,292		11/1/2006	300
Champlin	MN		583,515	729,394	None	None	583,515	729,394	1,312,909	86,312		1/22/2013	300
Roseville	MN		281,600	1,305,560	None	288	281,600	1,305,848	1,587,448	1,305,621		12/18/1984	300
Bridgeton	MO		743,559	1,585,207	158,517	21,240	743,559	1,764,964	2,508,523	637,792		11/1/2006	300
Cape Girardeau	MO		745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	506,236		11/1/2006	300
Farmington	MO		780,812	1,451,767	180,971	25,259	780,812	1,657,997	2,438,809	572,652		11/1/2006	300
Festus	MO		808,595	1,503,364	17,390	2,875	808,595	1,523,629	2,332,224	553,364		11/1/2006	300
Fulton	MO		210,199	466,861	60,573	127	210,199	527,561	737,760	480,537		7/30/1987	300
Hazelwood	MO		157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		8/28/1985	300
Jefferson City	MO		713,088	1,325,993	93,129	22,035	713,088	1,441,157	2,154,245	500,066		11/1/2006	300
Kansas City	MO		715,640	894,550	None	None	715,640	894,550	1,610,190	105,855		1/22/2013	300
Kansas City	MO		872,364	1,090,455	None	None	872,364	1,090,455	1,962,819	129,037		1/22/2013	300
Ozark	MO		140,000	292,482	None	None	140,000	292,482	432,482	212,039		11/20/1997	300
Poplar Bluff	MO		774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	525,454		11/1/2006	300
Raymore	MO		726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	493,134		11/1/2006	300
Sedalia	MO		269,798	599,231	11,556	None	269,798	610,787	880,585	610,787		7/31/1989	300
Sedalia	MO		696,604	1,295,380	39,992	808	696,604	1,336,180	2,032,784	481,606		11/1/2006	300
Springfield	MO		-	1,390,167	None	None	-	1,390,167	1,390,167	164,503		1/22/2013	300
St. Charles	MO		175,413	809,791	None	81	175,413	809,872	985,285	809,807		8/28/1985	300
St. Charles	MO		695,121	1,001,878	None	1,149	695,121	1,003,027	1,698,148	803,550	12/22/1995	3/16/1995	300
St. Joseph	MO		775,660	1,785,308	None	None	775,660	1,785,308	2,560,968	651,636		11/1/2006	300
St. Robert	MO		744,158	1,383,694	None	31,455	744,158	1,415,149	2,159,307	516,003		11/1/2006	300
Sullivan	MO		85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	365,286		12/27/1984	300
Columbus	MS		720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	489,085		11/1/2006	300
Corinth	MS		867,086	1,612,029	None	81	867,086	1,612,110	2,479,196	588,406		11/1/2006	300
Hattiesburg	MS		856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	581,111		11/1/2006	300
Laurel	MS		778,938	1,448,844	72,424	17,306	778,938	1,538,574	2,317,512	548,044		11/1/2006	300
Meridian	MS		-	2,481,172	None	None	-	2,481,172	2,481,172	898,396		11/1/2006	300
Vicksburg	MS		698,189	1,298,881	(736,106)	349	698,189	563,124	1,261,313	516,063		11/1/2006	300
Albemarle	NC		721,392	1,341,825	480	860	721,392	1,343,165	2,064,557	490,607		11/1/2006	300
Forest City	NC		872,424	1,621,940	None	131	872,424	1,622,071	2,494,495	592,108		11/1/2006	300
Goldsboro	NC		811,502	1,509,029	72,109	35,050	811,502	1,616,188	2,427,690	597,552		11/1/2006	300
Kernersville	NC		836,896	1,556,334	None	13,017	836,896	1,569,351	2,406,247	578,149		11/1/2006	300
Salisbury	NC		777,412	1,445,863	None	131	777,412	1,445,994	2,223,406	527,840		11/1/2006	300
Sylva	NC		919,724	1,709,783	None	131	919,724	1,709,914	2,629,638	624,170		11/1/2006	300
Bellevue	NE		656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	408,002	9/20/2005	2/24/2005	300
Omaha	NE		592,716	1,009,253	None	32	592,716	1,009,285	1,602,001	421,551	5/5/2005	12/21/2004	300
Papillion	NE		654,788	908,685	None	None	654,788	908,685	1,563,473	383,866	3/9/2005	1/12/2005	300
Concord	NH		577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	360,318		8/30/2007	300
Concord	NH		849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	529,677		8/30/2007	300
Dover	NH		687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	428,910		8/30/2007	300
Laconia	NH		330,520	467,594	None	None	330,520	467,594	798,114	262,630		12/19/2001	300
Manchester	NH		266,337	486,676	None	None	266,337	486,676	753,013	273,348		12/19/2001	300
Portsmouth	NH		391,650	730,167	37,475	18,167	391,650	785,809	1,177,459	266,175		8/30/2007	300
Rochester	NH		262,059	695,771	None	None	262,059	695,771	957,830	390,790		12/19/2001	300
Clark	NJ		541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	338,026		8/30/2007	300
Hackettstown	NJ		307,186	525,142	None	None	307,186	525,142	832,328	294,953		12/19/2001	300
Middletown	NJ		-	640,403	15,522	7	-	655,932	655,932	347,683		8/30/2007	185
Mount Holly	NJ		-	1,092,178	None	None	-	1,092,178	1,092,178	351,314		12/17/2007	300
Pompton Plains	NJ		455,700	849,125	88,127	8,724	455,700	945,976	1,401,676	285,306		8/30/2007	300
Toms River	NJ		826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	515,098		8/30/2007	300
Albuquerque	NM		-	1,307,933	None	None	-	1,307,933	1,307,933	154,772		1/22/2013	300
Albany	NY		457,538	852,510	42,302	13,692	457,538	908,504	1,366,042	307,548		8/30/2007	300
Clifton Park	NY		1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	648,576		8/30/2007	300
Delmar	NY		316,382	590,387	24,178	14,789	316,382	629,354	945,736	220,251		8/30/2007	300
East Greenbush	NY		623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	388,713		8/30/2007	300
New Hartford	NY		226,041	422,563	None	None	226,041	422,563	648,604	141,541		8/30/2007	300
Plattsburgh	NY		977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	608,768		8/30/2007	300
Rochester	NY		-	1,911,958	None	None	-	1,911,958	1,911,958	226,248		1/22/2013	300
Akron	OH		723,347	17	248,731	12,017	723,347	260,765	984,112	22,122		12/22/1994	180
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	198,857		8/30/2007	300
Akron	OH		318,182	593,654	None	None	318,182	593,654	911,836	198,857		8/30/2007	300
Defiance	OH		71,273	135,109	None	None	71,273	135,109	206,382	45,244		8/30/2007	300
Elyria	OH		79,545	150,491	None	None	79,545	150,491	230,036	50,397		8/30/2007	300
Marion	OH		739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	502,004		11/1/2006	300
Maumee	OH		296,970	555,134	None	None	296,970	555,134	852,104	185,950		8/30/2007	300
Mount Vernon	OH		147,212	276,407	None	None	147,212	276,407	423,619	92,578		8/30/2007	300
Parma Heights	OH		275,758	514,866	None	None	275,758	514,866	790,624	172,463		8/30/2007	300
Sandusky	OH		824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	559,359		11/1/2006	300
Sandusky	OH		128,158	240,761	None	None	128,158	240,761	368,919	80,637		8/30/2007	300
Springdale	OH		1,895,200	2,369,000	None	None	1,895,200	2,369,000	4,264,200	280,332		1/22/2013	300
Stow	OH		317,546	712,455	None	114	317,546	712,569	1,030,115	712,561		12/31/1987	300
Vandalia	OH		145,833	273,579	None	None	145,833	273,579	419,412	91,632		8/30/2007	300
Wooster	OH		763,642	1,419,901	None	116	763,642	1,420,017	2,183,659	518,379		11/1/2006	300
Broken Arrow	OK		245,000	369,002	30,742	10,278	245,000	410,022	655,022	285,126		12/12/1997	300
Norman	OK		734,335	335,097	None	78,164	734,335	413,261	1,147,596	174,471	9/29/1995	6/5/1995	300
Oklahoma City	OK		759,826	-	221,365	17,524	759,826	238,889	998,715	2,617		7/6/1995	217
Oklahoma City	OK		1,165,405	2,165,989	None	45,131	1,165,405	2,211,120	3,376,525	802,641		11/1/2006	300
Ponca City	OK		625,000	1,454,068	None	None	625,000	1,454,068	2,079,068	11,629	In-progress	1/20/2015	300
Tulsa	OK		490,000	910,004	None	None	490,000	910,004	1,400,004	362,485		1/24/2006	300
Tulsa	OK		360,500	669,605	14,520	None	360,500	684,125	1,044,625	259,210		5/10/2006	300
Tulsa	OK		1,021,904	1,899,486	2,440	21,989	1,021,904	1,923,915	2,945,819	703,960		11/1/2006	300
Beaverton	OR		-	1,689,352	None	None	-	1,689,352	1,689,352	199,907		1/22/2013	300
Hermiston	OR		85,560	396,675	36,837	10,433	85,560	443,945	529,505	417,684		12/18/1984	300
Lake Oswego	OR		175,899	815,508	181,383	41,962	175,899	1,038,853	1,214,752	846,626		5/16/1984	300
Salem	OR		-	865,668	None	None	-	865,668	865,668	102,437		1/22/2013	300
Feasterville Trev	PA		236,303	441,673	None	None	236,303	441,673	677,976	147,943		8/30/2007	300
Gap	PA		-	1,012,812	1,000	None	-	1,013,812	1,013,812	340,103		8/30/2007	300
Gettysburg	PA		289,040	809,676	None	None	289,040	809,676	1,098,716	454,766		12/19/2001	300
Harrisburg	PA		577,667	1,075,635	None	22,033	577,667	1,097,668	1,675,335	362,770		8/30/2007	300
Horsham	PA		554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	345,821		8/30/2007	300
Indiana	PA		828,653	1,540,630	61,487	17,739	828,653	1,619,856	2,448,509	593,424		11/1/2006	300
Lancaster	PA		170,304	413,960	None	None	170,304	413,960	584,264	232,506		12/19/2001	300
Lebanon	PA		-	1,292,172	None	None	-	1,292,172	1,292,172	503,250		8/30/2007	258
Philadelphia	PA		503,556	937,999	None	None	503,556	937,999	1,441,555	314,213		8/30/2007	300
North Providence	RI		-	790,921	None	None	-	790,921	790,921	381,928		8/30/2007	208
Pawtucket	RI		-	457,462	None	None	-	457,462	457,462	199,730		8/30/2007	230
Gaffney	SC		727,738	1,353,238	57,635	30,305	727,738	1,441,178	2,168,916	531,398		11/1/2006	300
Hilton Head	SC	1,481,832	1,218,232	1,522,790	None	None	1,218,232	1,522,790	2,741,022	180,197		1/22/2013	300
Lancaster	SC		778,616	1,448,099	(1,056,134)	493	778,616	392,458	1,171,074	532,258		11/1/2006	300
Rock Hill	SC		826,216	1,536,499	480	46,661	826,216	1,583,640	2,409,856	571,112		11/1/2006	300
Bartlett	TN		420,000	674,437	76,972	10,145	420,000	761,554	1,181,554	468,064	5/12/1999	2/23/1999	300
Chattanooga	TN		827,594	1,538,633	186,235	535	827,594	1,725,403	2,552,997	612,751		11/1/2006	300
Chattanooga	TN		933,003	1,734,392	231,756	10,410	933,003	1,976,558	2,909,561	705,811		11/1/2006	300
Dyersburg	TN		695,135	1,292,644	90,256	None	695,135	1,382,900	2,078,035	531,934		11/1/2006	300
Greeneville	TN		936,669	1,741,253	None	131	936,669	1,741,384	2,678,053	635,657		11/1/2006	300
Johnson City	TN		881,225	1,638,285	83,254	16,066	881,225	1,737,605	2,618,830	634,857		11/1/2006	300
Kingsport	TN		786,332	1,462,055	(1,002,020)	476	786,332	460,511	1,246,843	605,745		11/1/2006	300
Memphis	TN		871,951	1,621,017	74,039	10	871,951	1,695,066	2,567,017	633,610		11/1/2006	300
Memphis	TN		1,217,412	1,521,765	None	None	1,217,412	1,521,765	2,739,177	180,076		1/22/2013	300
Memphis	TN		-	1,336,687	None	None	-	1,336,687	1,336,687	158,175		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Newport	TN		640,841	1,191,858	71,563	9,856	640,841	1,273,277	1,914,118	466,129		11/1/2006	300
Amarillo	TX		763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	566,979	9/12/2008	3/3/2008	300
Amarillo	TX		609,000	1,486,302	None	None	609,000	1,486,302	2,095,302	26,394	7/13/2015	10/3/2014	300
Austin	TX		699,395	1,167,223	None	144	699,395	1,167,367	1,866,762	452,392	2/15/2006	9/15/2005	300
Austin	TX		976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	537,620	10/23/2006	6/19/2006	300
Austin	TX		1,049,946	1,952,028	13,898	30,875	1,049,946	1,996,801	3,046,747	655,265		11/1/2006	300
Bedford	TX		919,303	98,231	23,966	91	919,303	122,288	1,041,591	108,091		12/27/1994	120
Cedar Park	TX		634,489	1,472,504	None	266	634,489	1,472,770	2,107,259	555,278	6/19/2006	1/13/2006	300
El Campo	TX		98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/1985	300
El Paso	TX		-	1,399,487	None	None	-	1,399,487	1,399,487	165,606		1/22/2013	300
El Paso	TX		-	1,591,758	None	None	-	1,591,758	1,591,758	188,358		1/22/2013	300
Georgetown	TX		870,981	1,177,824	168,185	33,974	870,981	1,379,983	2,250,964	567,885	6/2/2006	1/13/2006	300
Greenville	TX		909,311	1,690,848	34,606	27,914	909,311	1,753,368	2,662,679	667,113		11/1/2006	300
Harker Heights	TX		943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	545,561	8/28/2008	3/20/2008	300
Hillsboro	TX		75,992	352,316	158,254	9,364	75,992	519,934	595,926	409,116		8/1/1984	300
Houston	TX		1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	1,952,644		9/5/1997	300
Houston	TX		989,152	1,838,713	None	25,823	989,152	1,864,536	2,853,688	685,130		11/1/2006	300
Irving	TX		1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	1,110		2/5/2003	300
Killeen	TX		1,327,348	2,467,204	17,494	28,703	1,327,348	2,513,401	3,840,749	914,282		11/1/2006	300
Live Oak	TX		727,956	1,214,835	181,920	32,746	727,956	1,429,501	2,157,457	623,722	9/27/2005	6/1/2005	300
Longview	TX		1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	835,799		11/1/2006	300
Lufkin	TX		105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/8/1985	300
Mesquite	TX		134,940	625,612	None	None	134,940	625,612	760,552	625,612		3/20/1986	300
Mesquite	TX		729,596	120,820	None	91	729,596	120,911	850,507	120,858		12/23/1994	300
Mesquite	TX		984,909	1,831,268	(1,338,505)	198	984,909	492,961	1,477,870	678,780		11/1/2006	300
Mexia	TX		93,620	434,046	50,273	11,861	93,620	496,180	589,800	464,074		12/18/1985	300
New Braunfels	TX		860,262	1,169,016	250,000	56,399	860,262	1,475,415	2,335,677	661,798	2/14/2006	10/12/2005	300
Palestine	TX		825,066	1,534,394	31,586	26,449	825,066	1,592,429	2,417,495	577,675		11/1/2006	300
Plano	TX		2,420,222	769	None	None	2,420,222	769	2,420,991	415	3/12/2003	6/27/2002	300
San Antonio	TX		835,431	1,185,257	None	49,500	835,431	1,234,757	2,070,188	506,915	12/2/2005	6/24/2005	300
San Antonio	TX		690,443	1,109,136	None	40,500	690,443	1,149,636	1,840,079	472,815	10/24/2005	6/27/2005	300
San Antonio	TX		835,586	1,227,220	None	45,000	835,586	1,272,220	2,107,806	484,046	9/14/2006	5/9/2006	300
Sugar Land	TX		1,376,186	1,720,233	None	None	1,376,186	1,720,233	3,096,419	203,561		1/22/2013	300
Temple	TX		797,574	1,193,813	1,350	144	797,574	1,195,307	1,992,881	446,661	9/14/2006	4/7/2006	300
Waxahachie	TX		326,935	726,137	41,232	20,790	326,935	788,159	1,115,094	749,179		12/29/1987	300
Waxahachie	TX		1,035,794	1,925,746	None	165	1,035,794	1,925,911	2,961,705	703,028		11/1/2006	300
Centerville	UT		1,056,314	1,320,393	None	None	1,056,314	1,320,393	2,376,707	156,246		1/22/2013	300
Sandy	UT		635,945	884,792	None	None	635,945	884,792	1,520,737	709,309		12/22/1995	300
Bluefield	VA		845,277	1,571,754	None	302	845,277	1,572,056	2,417,333	573,921		11/1/2006	300
Charlottesville	VA		-	1,283,010	None	None	-	1,283,010	1,283,010	151,823		1/22/2013	300
Chester	VA		541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	337,921		8/30/2007	300
Danville	VA		751,055	1,396,772	66,062	18,130	751,055	1,480,964	2,232,019	555,613		11/1/2006	300
Martinsville	VA		833,114	1,549,167	71,660	13,084	833,114	1,633,911	2,467,025	572,782		11/1/2006	300
Midlothian	VA		421,479	785,639	248,110	27,205	421,479	1,060,954	1,482,433	351,444		8/30/2007	300
Richmond	VA		385,000	717,891	(62,150)	145	385,000	655,886	1,040,886	242,023		8/30/2007	300
Roanoke	VA		-	1,660,095	None	None	-	1,660,095	1,660,095	196,445		1/22/2013	300
Staunton	VA		867,684	1,613,368	39,262	None	867,684	1,652,630	2,520,314	608,335		11/1/2006	300
Williamsburg	VA		651,167	1,212,201	7,930	105	651,167	1,220,236	1,871,403	406,163		8/30/2007	300
Bennington	VT		118,823	673,551	None	None	118,823	673,551	792,374	378,309		12/19/2001	300
Rutland	VT		812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	506,230		8/30/2007	300
Williston	VT		-	1,197,659	None	None	-	1,197,659	1,197,659	499,305		8/30/2007	241
Tacoma	WA		198,857	921,947	129,058	13,579	198,857	1,064,584	1,263,441	988,597		5/29/1984	300
Parkersburg	WV		722,732	1,343,920	63,217	33,305	722,732	1,440,442	2,163,174	553,333		11/1/2006	300

Restaurants - quick service
Alabaster	AL		335,197	622,697	None	None	335,197	622,697	957,894	231,436		9/14/2006	300
Alabaster	AL		570,000	1,568,482	None	None	570,000	1,568,482	2,138,482	2,614		12/16/2015	300
Aliceville	AL		860,000	1,305,379	None	None	860,000	1,305,379	2,165,379	2,176		12/16/2015	300
Andalusia	AL		252,403	468,949	None	None	252,403	468,949	721,352	174,293		9/14/2006	300
Atmore	AL		272,044	505,636	None	None	272,044	505,636	777,680	290,735		8/31/2001	300
Attalla	AL		148,993	276,890	None	None	148,993	276,890	425,883	102,911		9/14/2006	300
Bessemer	AL		172,438	320,429	None	None	172,438	320,429	492,867	119,093		9/14/2006	300
Birmingham	AL		251,434	467,185	None	None	251,434	467,185	718,619	268,628		8/31/2001	300
Brent	AL		134,432	249,846	None	None	134,432	249,846	384,278	92,859		9/14/2006	300
Chelsea	AL		490,000	1,347,268	None	None	490,000	1,347,268	1,837,268	29,191		6/26/2015	300
Clanton	AL		230,036	427,391	None	None	230,036	427,391	657,427	245,748		8/31/2001	300
Clanton	AL		490,000	1,388,215	None	None	490,000	1,388,215	1,878,215	2,314		12/16/2015	300
Demopolis	AL		251,349	466,972	None	None	251,349	466,972	718,321	268,507		8/31/2001	300
Evergreen	AL		148,982	276,881	None	None	148,982	276,881	425,863	102,907		9/14/2006	300
Fort Payne	AL		303,056	563,001	None	None	303,056	563,001	866,057	323,723		8/31/2001	300
Gadsden	AL		242,194	449,977	None	None	242,194	449,977	692,171	167,241		9/14/2006	300
Gardendale	AL		398,669	740,568	None	None	398,669	740,568	1,139,237	425,824		8/31/2001	300
Greenville	AL		226,108	420,117	None	None	226,108	420,117	646,225	156,143		9/14/2006	300
Haleyville	AL		262,500	488,357	None	None	262,500	488,357	750,857	157,087		12/21/2007	300
Hamilton	AL		214,198	397,991	None	None	214,198	397,991	612,189	147,920		9/14/2006	300
Hanceville	AL		260,000	1,456,914	None	None	260,000	1,456,914	1,716,914	2,428		12/16/2015	300
Hartselle	AL		730,000	1,322,323	None	None	730,000	1,322,323	2,052,323	2,204		12/16/2015	300
Hokes Bluff	AL		820,000	1,648,671	None	None	820,000	1,648,671	2,468,671	2,748		12/16/2015	300
Hueytown	AL		281,422	522,828	None	None	281,422	522,828	804,250	194,318		9/14/2006	300
Jacksonville	AL		680,000	1,270,736	None	None	680,000	1,270,736	1,950,736	27,533		6/26/2015	300
Jasper	AL		850,000	1,215,389	None	None	850,000	1,215,389	2,065,389	2,026		12/16/2015	300
Leeds	AL		171,145	318,028	None	None	171,145	318,028	489,173	118,200		9/14/2006	300
Lineville	AL		720,000	1,431,388	None	None	720,000	1,431,388	2,151,388	2,386		12/16/2015	300
McCalla	AL		610,000	1,303,425	None	None	610,000	1,303,425	1,913,425	28,241		6/26/2015	300
Millbrook	AL		783,786	1,558,198	None	None	783,786	1,558,198	2,341,984	2,597		12/16/2015	300
Mobile	AL		286,333	531,950	None	None	286,333	531,950	818,283	197,708		9/14/2006	300
Montgomery	AL		143,693	267,060	None	None	143,693	267,060	410,753	99,257		9/14/2006	300
Montgomery	AL		145,206	269,870	None	None	145,206	269,870	415,076	100,302		9/14/2006	300
Montgomery	AL		380,468	706,777	None	None	380,468	706,777	1,087,245	260,330		10/12/2006	300
Northport	AL		832,541	1,040,676	None	None	832,541	1,040,676	1,873,217	123,147		1/22/2013	300
Oneonta	AL		950,000	1,391,263	None	None	950,000	1,391,263	2,341,263	2,319		12/16/2015	300
Opp	AL		160,778	298,782	None	None	160,778	298,782	459,560	110,051		10/12/2006	300
Pell City	AL		490,000	1,288,925	None	None	490,000	1,288,925	1,778,925	27,927		6/26/2015	300
Prattville	AL		254,278	472,432	None	None	254,278	472,432	726,710	175,587		9/14/2006	300
Southside	AL		698,221	1,388,090	None	None	698,221	1,388,090	2,086,311	2,313		12/16/2015	300
Thomasville	AL		190,000	440,319	None	None	190,000	440,319	630,319	734		12/22/2015	300
Trussville	AL		256,485	476,510	None	None	256,485	476,510	732,995	175,515		10/12/2006	300
Vernon	AL		580,000	1,225,994	None	None	580,000	1,225,994	1,805,994	2,043		12/16/2015	300
Warrior	AL		159,109	295,676	None	None	159,109	295,676	454,785	109,893		9/14/2006	300
Arkadelphia	AR		248,868	462,744	None	None	248,868	462,744	711,612	170,444		10/12/2006	300
Bentonville	AR		377,086	700,582	None	None	377,086	700,582	1,077,668	402,831		8/31/2001	300
Hope	AR		288,643	536,715	None	None	288,643	536,715	825,358	308,602		8/31/2001	300
Jacksonville	AR		267,376	497,124	None	None	267,376	497,124	764,500	184,764		9/14/2006	300
Jonesboro	AR		173,984	323,371	92,465	11,807	173,984	427,643	601,627	110,917		11/16/2007	300
Malvern	AR		219,703	408,588	None	None	219,703	408,588	628,291	151,859		9/14/2006	300
North Little Rock	AR		317,000	589,377	None	None	317,000	589,377	906,377	338,883		8/31/2001	300
Pocahontas	AR		241,128	447,988	None	None	241,128	447,988	689,116	165,009		10/12/2006	300
Siloam Springs	AR		190,000	352,808	None	None	190,000	352,808	542,808	255,775		11/20/1997	300
Phoenix	AZ		704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	438,177		8/28/2007	300
Tucson	AZ		107,393	500,154	None	None	107,393	500,154	607,547	498,702		1/17/1986	300
Tucson	AZ		463,231	860,982	None	None	463,231	860,982	1,324,213	288,427		8/28/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Yuma	AZ		236,121	541,651	None	None	236,121	541,651	777,772	381,860		5/28/1998	300
Barstow	CA		689,842	690,204	None	None	689,842	690,204	1,380,046	477,394		9/24/1998	300
Fresno	CA		561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	349,632		8/28/2007	300
Livermore	CA		662,161	823,242	None	None	662,161	823,242	1,485,403	569,412		9/23/1998	300
Rancho Cucamonga	CA		95,192	441,334	None	None	95,192	441,334	536,526	441,334		12/20/1985	300
Riverside	CA		90,000	170,394	135,301	None	90,000	305,695	395,695	246,190		12/9/1976	300
Sacramento	CA		386,793	417,290	None	None	386,793	417,290	804,083	291,407		7/31/1998	300
San Ramon	CA		406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/8/1983	180
Aurora	CO		288,558	537,322	None	None	288,558	537,322	825,880	179,999		8/28/2007	300
Aurora	CO		210,000	540,346	None	None	210,000	540,346	750,346	94,561		8/29/2011	300
Broomfield	CO		444,277	-	None	None	444,277	-	444,277	-		8/29/2011	N/A
Brush	CO		90,000	220,976	None	None	90,000	220,976	310,976	38,671		8/29/2011	300
Castle Rock	CO		670,000	744,760	None	None	670,000	744,760	1,414,760	13,654		7/21/2015	300
Colorado Springs	CO		152,000	704,736	None	None	152,000	704,736	856,736	704,736		9/30/1986	300
Fort Morgan	CO		80,000	350,452	None	None	80,000	350,452	430,452	61,329		8/29/2011	300
Greenwood Village	CO		1,681,038	-	None	None	1,681,038	-	1,681,038	-		6/19/2014	N/A
Lafayette	CO		450,000	59,281	None	None	450,000	59,281	509,281	10,374		8/29/2011	300
Lakewood	CO		510,000	124,971	None	None	510,000	124,971	634,971	21,870		8/29/2011	300
Littleton	CO		260,000	508,347	None	None	260,000	508,347	768,347	88,961		8/29/2011	300
Littleton	CO		470,000	207,744	None	None	470,000	207,744	677,744	36,355		8/29/2011	300
Westminster	CO		261,466	487,102	None	None	261,466	487,102	748,568	163,177		8/28/2007	300
Meriden	CT		369,482	687,116	None	None	369,482	687,116	1,056,598	230,182		8/28/2007	300
Bartow	FL		480,000	500,603	None	None	480,000	500,603	980,603	9,178		7/21/2015	300
Chipley	FL		270,439	502,655	None	None	270,439	502,655	773,094	289,021		8/31/2001	300
Clearwater	FL		484,090	899,658	None	None	484,090	899,658	1,383,748	301,384		8/28/2007	300
Clearwater	FL		370,000	512,393	None	None	370,000	512,393	882,393	89,669		8/29/2011	300
Dade City	FL		140,000	387,991	None	None	140,000	387,991	527,991	67,899		8/29/2011	300
Defuniak Springs	FL		269,554	501,010	None	None	269,554	501,010	770,564	288,075		8/31/2001	300
Dunedin	FL		440,000	100,727	None	None	440,000	100,727	540,727	17,627		8/29/2011	300
Jacksonville	FL		150,210	693,445	None	None	150,210	693,445	843,655	693,445		9/13/1985	300
Lake Placid	FL		220,000	206,076	None	None	220,000	206,076	426,076	36,063		8/29/2011	300
Lakeland	FL		310,000	519,387	None	None	310,000	519,387	829,387	90,893		8/29/2011	300
Lakeland	FL		530,000	556,704	None	None	530,000	556,704	1,086,704	97,423		8/29/2011	300
Lakeland	FL		170,000	288,777	None	None	170,000	288,777	458,777	50,536		8/29/2011	300
New Port Richey	FL		260,000	579,385	None	None	260,000	579,385	839,385	101,392		8/29/2011	300
Orlando	FL		600,000	949,489	None	None	600,000	949,489	1,549,489	631,631	5/27/1999	12/18/1998	300
Oviedo	FL		204,200	911,338	None	None	204,200	911,338	1,115,538	575,816	3/27/2000	8/24/1999	300
Oviedo	FL		456,108	847,515	None	None	456,108	847,515	1,303,623	343,243		11/21/2005	300
Oviedo	FL		465,993	866,048	None	None	465,993	866,048	1,332,041	290,124		8/28/2007	300
Palm Bay	FL		330,000	556,668	None	None	330,000	556,668	886,668	374,017	2/17/1999	12/29/1998	300
Panama City	FL		202,047	375,424	None	None	202,047	375,424	577,471	138,281		10/12/2006	300
Pensacola	FL		767,303	1,424,991	None	None	767,303	1,424,991	2,192,294	182,874		10/15/2012	300
Port Richey	FL		848,210	1,575,247	None	None	848,210	1,575,247	2,423,457	202,157		10/15/2012	300
Saint Petersburg	FL		379,455	705,487	None	None	379,455	705,487	1,084,942	236,336		8/28/2007	300
Saint Petersburg	FL		370,000	675,403	None	None	370,000	675,403	1,045,403	118,196		8/29/2011	300
Seffner	FL		200,000	209,679	None	None	200,000	209,679	409,679	36,694		8/29/2011	300
Tallahassee	FL		385,000	715,857	None	None	385,000	715,857	1,100,857	230,266		12/25/2007	300
Tallahassee	FL		175,000	325,857	None	None	175,000	325,857	500,857	104,816		12/25/2007	300
Tampa	FL		545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	339,460		8/28/2007	300
Tampa	FL		470,000	208,666	None	None	470,000	208,666	678,666	36,517		8/29/2011	300
Tampa	FL		430,000	589,949	None	None	430,000	589,949	1,019,949	103,241		8/29/2011	300
Temple Terrace	FL		962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	599,023		8/28/2007	300
Venice	FL		340,000	28,239	None	None	340,000	28,239	368,239	4,942		8/29/2011	300
Wauchula	FL		260,000	324,525	None	None	260,000	324,525	584,525	56,792		8/29/2011	300
Zephyrhills	FL		220,000	662,046	None	None	220,000	662,046	882,046	115,858		8/29/2011	300
Albany	GA		326,690	607,247	None	None	326,690	607,247	933,937	243,911		12/22/2005	300
Augusta	GA		410,000	722,093	None	None	410,000	722,093	1,132,093	13,238		7/27/2015	300
Bowdon	GA		670,000	1,478,891	None	None	670,000	1,478,891	2,148,891	2,465		12/16/2015	300
Buford	GA		400,000	361,957	None	None	400,000	361,957	761,957	63,342		8/29/2011	300
Buford	GA		1,085,401	1,356,752	None	None	1,085,401	1,356,752	2,442,153	160,549		1/22/2013	300
Cairo	GA		210,000	390,566	None	None	210,000	390,566	600,566	125,632		12/25/2007	300
Cumming	GA		520,000	248,510	None	None	520,000	248,510	768,510	43,489		8/29/2011	300
Duluth	GA		536,205	996,521	None	None	536,205	996,521	1,532,726	333,833		8/28/2007	300
Evans	GA		416,474	849,080	None	None	416,474	849,080	1,265,554	15,566		7/27/2015	300
Grovetown	GA		540,000	1,223,410	None	None	540,000	1,223,410	1,763,410	22,429		7/27/2015	300
Hartwell	GA		869,716	1,087,145	None	None	869,716	1,087,145	1,956,861	128,645		1/22/2013	300
Lawrenceville	GA		220,000	384,908	None	None	220,000	384,908	604,908	67,359		8/29/2011	300
Lilburn	GA		237,822	442,409	None	None	237,822	442,409	680,231	148,205		8/28/2007	300
Lilburn	GA		380,000	338,634	None	None	380,000	338,634	718,634	59,261		8/29/2011	300
Loganville	GA		340,000	422,840	None	None	340,000	422,840	762,840	73,997		8/29/2011	300
Marietta	GA		423,132	786,530	None	None	423,132	786,530	1,209,662	263,486		8/28/2007	300
Martinez	GA		517,290	1,054,618	None	None	517,290	1,054,618	1,571,908	19,335		7/27/2015	300
Norcross	GA		310,000	286,762	None	None	310,000	286,762	596,762	50,183		8/29/2011	300
Oakwood	GA		440,000	100,481	None	None	440,000	100,481	540,481	17,584		8/29/2011	300
Roswell	GA		310,767	578,088	None	None	310,767	578,088	888,855	193,656		8/28/2007	300
Tallapoosa	GA		920,000	1,490,294	None	None	920,000	1,490,294	2,410,294	2,484		12/16/2015	300
Thomasville	GA		300,211	558,074	None	None	300,211	558,074	858,285	224,159		12/22/2005	300
Washington	GA		292,628	543,862	None	None	292,628	543,862	836,490	312,715		8/31/2001	300
Waycross	GA		223,475	415,563	None	None	223,475	415,563	639,038	166,917		12/22/2005	300
Winder	GA		230,000	429,116	None	None	230,000	429,116	659,116	75,095		8/29/2011	300
Altoona	IA		426,834	792,693	None	None	426,834	792,693	1,219,527	117,583		4/17/2012	300
Cedar Falls	IA		208,411	387,971	None	None	208,411	387,971	596,382	155,834		12/22/2005	300
Cedar Falls	IA		187,250	349,057	None	278	187,250	349,335	536,585	112,339		12/21/2007	300
Cedar Rapids	IA		125,076	233,206	None	278	125,076	233,484	358,560	93,733		12/22/2005	300
Fort Dodge	IA		388,815	722,573	None	None	388,815	722,573	1,111,388	268,556		9/14/2006	300
Oelwein	IA		84,244	157,375	None	278	84,244	157,653	241,897	63,275		12/22/2005	300
Ottumwa	IA		393,010	729,875	None	None	393,010	729,875	1,122,885	105,832		5/25/2012	300
Urbandale	IA		395,896	735,724	None	None	395,896	735,724	1,131,620	273,444		9/14/2006	300
Waterloo	IA		263,555	490,374	None	278	263,555	490,652	754,207	193,761		2/28/2006	300
Boise	ID		190,894	824,305	None	None	190,894	824,305	1,015,199	495,899		5/17/1988	300
Boise	ID		161,352	735,104	None	None	161,352	735,104	896,456	406,059		10/7/1988	300
Bethalto	IL		180,000	166,596	None	None	180,000	166,596	346,596	29,154		8/29/2011	300
Buffalo Grove	IL		306,250	569,693	None	None	306,250	569,693	875,943	190,845		8/28/2007	300
Cahokia	IL		70,000	613,995	None	None	70,000	613,995	683,995	107,449		8/29/2011	300
Carlyle	IL		80,000	428,860	None	None	80,000	428,860	508,860	75,051		8/29/2011	300
Centralia	IL		225,966	420,573	None	None	225,966	420,573	646,539	168,929		12/22/2005	300
Countryside	IL		301,000	559,824	None	None	301,000	559,824	860,824	187,537		8/28/2007	300
Edwardsville	IL		360,000	328,978	None	None	360,000	328,978	688,978	57,571		8/29/2011	300
Elgin	IL		700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	435,813		8/28/2007	300
Fairview Heights	IL		660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	497,065		11/21/2005	300
Godfrey	IL		200,000	282,701	None	None	200,000	282,701	482,701	49,473		8/29/2011	300
Gurnee	IL		735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	457,523		8/28/2007	300
Harrisburg	IL		401,819	1,303,225	None	None	401,819	1,303,225	1,705,044	132,495		6/14/2013	300
Highland	IL		130,000	454,866	None	None	130,000	454,866	584,866	79,602		8/29/2011	300
Jerseyville	IL		150,000	420,481	None	None	150,000	420,481	570,481	73,584		8/29/2011	300
Joliet	IL		280,903	522,424	None	None	280,903	522,424	803,327	175,010		8/28/2007	300
Lincoln	IL		206,532	383,970	None	None	206,532	383,970	590,502	220,777		8/31/2001	300
Litchfield	IL		130,000	363,760	None	None	130,000	363,760	493,760	63,658		8/29/2011	300
Marion	IL		423,340	1,373,026	None	None	423,340	1,373,026	1,796,366	139,591		6/14/2013	300
Mascoutah	IL		80,000	435,792	None	None	80,000	435,792	515,792	76,264		8/29/2011	300
Mount Vernon	IL		385,304	1,249,662	None	None	385,304	1,249,662	1,634,966	127,049		6/14/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Red Bud	IL		180,000	251,200	None	None	180,000	251,200	431,200	43,960		8/29/2011	300
Rock Island	IL		138,463	258,066	None	None	138,463	258,066	396,529	103,656		12/22/2005	300
Sparta	IL		240,000	236,571	None	None	240,000	236,571	476,571	41,400		8/29/2011	300
Sparta	IL		228,687	741,703	None	None	228,687	741,703	970,390	75,406		6/14/2013	300
Troy	IL		230,000	281,230	None	None	230,000	281,230	511,230	49,215		8/29/2011	300
Waukegan	IL		496,908	923,576	None	None	496,908	923,576	1,420,484	309,396		8/28/2007	300
Westmont	IL		475,300	883,468	None	None	475,300	883,468	1,358,768	295,960		8/28/2007	300
Wood River	IL		180,000	369,377	None	None	180,000	369,377	549,377	64,641		8/29/2011	300
Angola	IN		510,000	1,120,000	None	None	510,000	1,120,000	1,630,000	46,667		12/31/2014	300
Angola	IN		390,000	1,170,039	None	None	390,000	1,170,039	1,560,039	44,852		1/22/2015	300
Auburn	IN		394,008	1,383,992	None	None	394,008	1,383,992	1,778,000	57,666		12/31/2014	300
Bluffton	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	55,266		12/31/2014	300
Bluffton	IN		240,910	689,892	None	None	240,910	689,892	930,802	26,446		1/22/2015	300
Columbia City	IN		520,000	1,480,000	None	None	520,000	1,480,000	2,000,000	61,667		12/31/2014	300
Crawfordsville	IN		300,000	1,552,000	None	None	300,000	1,552,000	1,852,000	64,667		12/31/2014	300
Decatur	IN		361,211	1,268,789	None	None	361,211	1,268,789	1,630,000	52,866		12/31/2014	300
Decatur	IN		270,000	876,597	None	None	270,000	876,597	1,146,597	33,603		1/22/2015	300
Elkhart	IN		496,306	922,168	None	None	496,306	922,168	1,418,474	373,478		11/21/2005	300
Evansville	IN		136,738	258,964	None	286	136,738	259,250	395,988	102,398		12/22/2005	300
Fort Wayne	IN		270,000	1,211,000	None	None	270,000	1,211,000	1,481,000	50,458		12/31/2014	300
Fort Wayne	IN		390,000	973,000	None	None	390,000	973,000	1,363,000	40,542		12/31/2014	300
Fort Wayne	IN		377,668	1,326,332	None	None	377,668	1,326,332	1,704,000	55,264		12/31/2014	300
Fort Wayne	IN		476,075	1,671,925	None	None	476,075	1,671,925	2,148,000	69,664		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	48,032		12/31/2014	300
Fort Wayne	IN		860,000	1,436,000	None	None	860,000	1,436,000	2,296,000	59,833		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	48,032		12/31/2014	300
Fort Wayne	IN		330,000	1,579,222	None	None	330,000	1,579,222	1,909,222	60,537		1/22/2015	300
Frankfort	IN		140,000	897,000	None	None	140,000	897,000	1,037,000	37,375		12/31/2014	300
Huntington	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	55,266		12/31/2014	300
Indianapolis	IN		437,500	813,225	None	None	437,500	813,225	1,250,725	272,429		8/28/2007	300
Jasper	IN		129,919	242,199	None	None	129,919	242,199	372,118	97,282		12/22/2005	300
Kendallville	IN		630,000	1,889,000	None	None	630,000	1,889,000	2,519,000	78,708		12/31/2014	300
Kokomo	IN		417,330	775,555	None	None	417,330	775,555	1,192,885	303,759		3/28/2006	300
Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	50,464		12/31/2014	300
Lebanon	IN		350,000	1,131,000	None	None	350,000	1,131,000	1,481,000	47,125		12/31/2014	300
Logansport	IN		170,000	1,311,000	None	None	170,000	1,311,000	1,481,000	54,625		12/31/2014	300
Marion	IN		426,384	792,314	None	None	426,384	792,314	1,218,698	318,246		12/13/2005	300
Muncie	IN		136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		3/18/1986	300
Muncie	IN		67,156	149,157	61,665	3,408	67,156	214,230	281,386	161,167		3/30/1988	300
Muncie	IN		644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	484,698		11/21/2005	300
Munster	IN		560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	348,713		8/28/2007	300
New Haven	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	48,032		12/31/2014	300
Newburgh	IN		161,193	300,280	None	286	161,193	300,566	461,759	120,640		12/22/2005	300
Noblesville	IN		430,000	977,000	None	None	430,000	977,000	1,407,000	40,708		12/31/2014	300
North Manchester	IN		210,000	679,000	None	None	210,000	679,000	889,000	28,292		12/31/2014	300
Portland	IN		262,598	922,402	None	None	262,598	922,402	1,185,000	38,433		12/31/2014	300
South Bend	IN		133,200	617,545	None	134	133,200	617,679	750,879	617,679		4/28/1986	300
Valparaiso	IN		365,612	679,507	None	None	365,612	679,507	1,045,119	270,670		1/11/2006	300
Wabash	IN		210,000	679,505	None	None	210,000	679,505	889,505	26,048		1/22/2015	300
Warsaw	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	48,032		12/31/2014	300
Washington	IN		155,856	290,368	None	None	155,856	290,368	446,224	116,630		12/22/2005	300
West Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	50,464		12/31/2014	300
Chanute	KS		330,852	615,008	None	None	330,852	615,008	945,860	228,578		9/14/2006	300
Fort Scott	KS		269,301	500,698	None	None	269,301	500,698	769,999	186,093		9/14/2006	300
Kansas City	KS		190,000	700,039	None	None	190,000	700,039	890,039	122,507		8/29/2011	300
Kansas City	KS		170,000	214,040	None	None	170,000	214,040	384,040	37,457		8/29/2011	300
Kansas City	KS		210,000	624,304	None	None	210,000	624,304	834,304	109,253		8/29/2011	300
Kansas City	KS		140,000	767,812	None	None	140,000	767,812	907,812	134,367		8/29/2011	300
Lawrence	KS		410,000	338,788	None	None	410,000	338,788	748,788	59,288		8/29/2011	300
Overland Park	KS		754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	469,356		8/28/2007	300
Parsons	KS		318,516	592,099	None	None	318,516	592,099	910,615	220,063		9/14/2006	300
Bowling Green	KY		685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	515,566		11/21/2005	300
Hazard	KY		243,836	453,025	None	8	243,836	453,033	696,869	168,381		9/14/2006	300
Lexington	KY		122,200	1,400	None	31,495	122,200	32,895	155,095	14,327		12/3/1986	240
Madisonville	KY		422,501	784,831	None	None	422,501	784,831	1,207,332	291,696		9/14/2006	300
Paducah	KY		673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	506,767		11/21/2005	300
Bossier City	LA		172,269	320,497	None	None	172,269	320,497	492,766	119,118		9/14/2006	300
Deridder	LA		371,127	690,819	None	None	371,127	690,819	1,061,946	236,017		6/22/2007	300
Jonesboro	LA		163,651	304,492	None	None	163,651	304,492	468,143	113,169		9/14/2006	300
Natchitoches	LA		291,675	541,890	None	None	291,675	541,890	833,565	311,584		8/31/2001	300
Ruston	LA		170,274	316,792	None	None	170,274	316,792	487,066	117,741		9/14/2006	300
Shreveport	LA		359,268	667,417	None	None	359,268	667,417	1,026,685	383,762		8/31/2001	300
Shreveport	LA		154,671	287,815	None	None	154,671	287,815	442,486	106,971		9/14/2006	300
Shreveport	LA		200,033	372,059	None	None	200,033	372,059	572,092	138,282		9/14/2006	300
Shreveport	LA		259,987	483,401	None	None	259,987	483,401	743,388	179,664		9/14/2006	300
Shreveport	LA		269,130	500,382	None	None	269,130	500,382	769,512	185,975		9/14/2006	300
Vivian	LA		135,568	252,338	None	None	135,568	252,338	387,906	93,786		9/14/2006	300
Winnfield	LA		145,973	271,661	None	None	145,973	271,661	417,634	100,967		9/14/2006	300
Fall River	MA		962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	598,923		8/28/2007	300
Hagerstown	MD		499,396	928,250	None	None	499,396	928,250	1,427,646	310,962		8/28/2007	300
Alma	MI		430,000	958,127	None	None	430,000	958,127	1,388,127	36,728		1/22/2015	300
Alma	MI		240,000	1,140,714	None	None	240,000	1,140,714	1,380,714	43,727		1/22/2015	300
Alpena	MI		630,000	773,434	None	None	630,000	773,434	1,403,434	29,648		1/22/2015	300
Bridgeport	MI		200,000	687,178	None	None	200,000	687,178	887,178	26,342		1/22/2015	300
Cadillac	MI		180,000	1,372,789	None	None	180,000	1,372,789	1,552,789	52,624		1/22/2015	300
Canton	MI		279,923	521,223	None	None	279,923	521,223	801,146	174,608		8/28/2007	300
Clare	MI		360,000	1,544,858	None	None	360,000	1,544,858	1,904,858	59,220		1/22/2015	300
Gaylord	MI		680,000	1,344,159	None	None	680,000	1,344,159	2,024,159	51,526		1/22/2015	300
Grand Rapids	MI		600,000	969,204	None	None	600,000	969,204	1,569,204	37,153		1/22/2015	300
Grand Rapids	MI		490,000	1,090,246	None	None	490,000	1,090,246	1,580,246	41,793		1/22/2015	300
Grayling	MI		130,000	665,292	None	None	130,000	665,292	795,292	25,503		1/22/2015	300
Houghton Lake	MI		170,000	664,188	None	None	170,000	664,188	834,188	25,461		1/22/2015	300
Ithaca	MI		350,000	812,266	None	None	350,000	812,266	1,162,266	31,137		1/22/2015	300
Kentwood	MI		480,000	1,025,674	None	None	480,000	1,025,674	1,505,674	18,804		7/21/2015	300
Livonia	MI		350,000	651,446	None	None	350,000	651,446	1,001,446	218,232		8/28/2007	300
Ludington	MI		460,000	1,043,729	None	None	460,000	1,043,729	1,503,729	40,010		1/22/2015	300
Saginaw	MI		200,000	897,681	None	None	200,000	897,681	1,097,681	34,411		1/22/2015	300
Sault St. Marie	MI		380,000	1,326,583	None	None	380,000	1,326,583	1,706,583	50,852		1/22/2015	300
Traverse City	MI		280,000	1,092,232	None	None	280,000	1,092,232	1,372,232	41,869		1/22/2015	300
Walker	MI		590,000	1,132,002	None	None	590,000	1,132,002	1,722,002	43,393		1/22/2015	300
West Branch	MI		680,038	1,947,424	None	None	680,038	1,947,424	2,627,462	74,651		1/22/2015	300
Affton	MO		120,000	171,955	None	None	120,000	171,955	291,955	30,092		8/29/2011	300
Bolivar	MO		237,094	440,596	None	None	237,094	440,596	677,690	253,339		8/31/2001	300
Bridgeton	MO		570,000	228,347	None	None	570,000	228,347	798,347	39,961		8/29/2011	300
Buffalo	MO		159,346	296,519	None	None	159,346	296,519	455,865	110,206		9/14/2006	300
Cape Girardeau	MO		450,078	836,372	None	None	450,078	836,372	1,286,450	333,155		1/11/2006	300
Desloge	MO		1,020,010	1,275,012	None	None	1,020,010	1,275,012	2,295,022	150,876		1/22/2013	300
Dexter	MO		315,830	1,024,338	None	None	315,830	1,024,338	1,340,168	104,141		6/14/2013	300
Farmington	MO		340,042	1,102,863	None	None	340,042	1,102,863	1,442,905	112,124		6/14/2013	300
Florissant	MO		290,000	86,396	None	None	290,000	86,396	376,396	15,119		8/29/2011	300
Florissant	MO		250,000	239,221	None	None	250,000	239,221	489,221	41,864		8/29/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Grandview	MO		280,000	235,370	None	None	280,000	235,370	515,370	41,190		8/29/2011	300
Joplin	MO		301,207	749,000	None	None	301,207	749,000	1,050,207	111,591		9/14/2006	300
Joplin	MO		281,001	522,428	None	None	281,001	522,428	803,429	194,169		9/14/2006	300
Kansas City	MO		230,000	484,010	None	None	230,000	484,010	714,010	84,702		8/29/2011	300
Kansas City	MO		200,000	339,994	None	None	200,000	339,994	539,994	59,499		8/29/2011	300
Lee’s Summit	MO		500,000	450,156	None	None	500,000	450,156	950,156	78,777		8/29/2011	300
Mount Vernon	MO		160,000	282,586	None	None	160,000	282,586	442,586	204,865		11/20/1997	300
Mountain Grove	MO		219,704	408,591	None	None	219,704	408,591	628,295	151,860		9/14/2006	300
Nevada	MO		290,795	540,616	None	None	290,795	540,616	831,411	200,929		9/14/2006	300
Nixa	MO		251,387	467,430	None	None	251,387	467,430	718,817	173,728		9/14/2006	300
Olivette	MO		319,958	1,037,725	None	None	319,958	1,037,725	1,357,683	105,502		6/14/2013	300
Poplar Bluff	MO		362,265	1,174,938	None	None	362,265	1,174,938	1,537,203	119,452		6/14/2013	300
Poplar Bluff	MO		383,603	1,244,145	None	None	383,603	1,244,145	1,627,748	126,488		6/14/2013	300
Potosi	MO		242,154	785,383	None	None	242,154	785,383	1,027,537	79,847		6/14/2013	300
Raymore	MO		460,000	663,580	None	None	460,000	663,580	1,123,580	116,126		8/29/2011	300
Sikeston	MO		327,805	1,063,176	None	None	327,805	1,063,176	1,390,981	108,090		6/14/2013	300
Springfield	MO		251,381	467,418	None	None	251,381	467,418	718,799	173,724		9/14/2006	300
Springfield	MO		225,939	420,162	None	None	225,939	420,162	646,101	154,760		10/12/2006	300
St. Louis	MO		340,000	88,519	None	None	340,000	88,519	428,519	15,491		8/29/2011	300
St. Louis	MO		500,000	184,049	None	None	500,000	184,049	684,049	32,209		8/29/2011	300
St. Louis	MO		263,107	853,340	None	None	263,107	853,340	1,116,447	86,756		6/14/2013	300
St. Robert	MO		329,242	611,728	None	None	329,242	611,728	940,970	351,740		8/31/2001	300
Webb City	MO		337,647	627,628	None	None	337,647	627,628	965,275	233,269		9/14/2006	300
Biloxi	MS		414,902	770,725	None	None	414,902	770,725	1,185,627	286,453		9/14/2006	300
Canton	MS		163,193	303,268	None	None	163,193	303,268	466,461	112,715		9/14/2006	300
Carthage	MS		157,803	293,257	None	None	157,803	293,257	451,060	108,994		9/14/2006	300
Columbus	MS		128,409	238,775	None	None	128,409	238,775	367,184	95,908		12/22/2005	300
Columbus	MS		117,411	218,350	None	None	117,411	218,350	335,761	87,703		12/22/2005	300
Corinth	MS		285,607	530,598	None	None	285,607	530,598	816,205	197,206		9/14/2006	300
Flowood	MS		154,733	287,549	None	168	154,733	287,717	442,450	106,905		9/14/2006	300
Flowood	MS		380,000	1,546,444	None	None	380,000	1,546,444	1,926,444	2,577		12/22/2015	300
Forest	MS		106,457	198,007	None	None	106,457	198,007	304,464	79,532		12/22/2005	300
Fulton	MS		239,686	445,337	None	None	239,686	445,337	685,023	256,066		8/31/2001	300
Gautier	MS		241,995	449,607	None	None	241,995	449,607	691,602	167,104		9/14/2006	300
Greenville	MS		311,324	578,378	None	None	311,324	578,378	889,702	332,565		8/31/2001	300
Greenwood	MS		177,329	329,520	None	None	177,329	329,520	506,849	122,472		9/14/2006	300
Grenada	MS		450,000	1,092,049	None	None	450,000	1,092,049	1,542,049	1,820		12/22/2015	300
Hernando	MS		137,898	256,282	None	None	137,898	256,282	394,180	95,252		9/14/2006	300
Houston	MS		226,962	421,695	None	None	226,962	421,695	648,657	156,730		9/14/2006	300
Indianola	MS		270,639	502,822	None	None	270,639	502,822	773,461	289,120		8/31/2001	300
Iuka	MS		139,243	258,779	None	None	139,243	258,779	398,022	96,180		9/14/2006	300
Jackson	MS		237,982	442,154	None	None	237,982	442,154	680,136	164,334		9/14/2006	300
Jackson	MS		352,003	653,900	None	None	352,003	653,900	1,005,903	240,853		10/12/2006	300
Jackson	MS		500,000	635,847	None	None	500,000	635,847	1,135,847	1,060		12/22/2015	300
Jackson	MS		410,000	1,169,753	None	None	410,000	1,169,753	1,579,753	1,950		12/22/2015	300
Jackson	MS		500,000	598,269	None	None	500,000	598,269	1,098,269	997		12/22/2015	300
Kosciusko	MS		311,422	578,550	None	None	311,422	578,550	889,972	215,028		9/14/2006	300
Magee	MS		264,395	491,206	None	None	264,395	491,206	755,601	182,565		9/14/2006	300
Moss Point	MS		287,821	534,713	None	None	287,821	534,713	822,534	198,735		9/14/2006	300
Natchez	MS		402,589	747,934	None	None	402,589	747,934	1,150,523	270,503		12/21/2006	300
Newton	MS		284,350	528,311	None	None	284,350	528,311	812,661	303,776		8/31/2001	300
Olive Branch	MS		332,234	617,192	None	None	332,234	617,192	949,426	229,390		9/14/2006	300
Olive Branch	MS		362,276	673,055	None	None	362,276	673,055	1,035,331	218,743		11/16/2007	300
Oxford	MS		164,058	304,873	None	None	164,058	304,873	468,931	113,311		9/14/2006	300
Oxford	MS		297,182	552,097	None	26	297,182	552,123	849,305	203,356		10/12/2006	300
Pearl	MS		478,216	572,203	None	None	478,216	572,203	1,050,419	954		12/22/2015	300
Philadelphia	MS		292,868	543,912	None	None	292,868	543,912	836,780	202,154		9/14/2006	300
Pontotoc	MS		285,006	529,492	None	None	285,006	529,492	814,498	196,794		9/14/2006	300
Richland	MS		314,349	762,854	None	None	314,349	762,854	1,077,203	1,271		12/22/2015	300
Southaven	MS		498,426	925,905	None	None	498,426	925,905	1,424,331	300,919		11/16/2007	300
Southaven	MS		300,000	953,287	None	None	300,000	953,287	1,253,287	1,589		12/22/2015	300
Southaven	MS		403,905	980,187	None	None	403,905	980,187	1,384,092	1,634		12/22/2015	300
Starkville	MS		175,436	326,005	None	None	175,436	326,005	501,441	121,165		9/14/2006	300
Tupelo	MS		166,869	310,095	None	None	166,869	310,095	476,964	115,252		9/14/2006	300
Tupelo	MS		225,934	419,857	None	None	225,934	419,857	645,791	156,047		9/28/2006	300
Vicksburg	MS		275,895	512,632	None	None	275,895	512,632	788,527	190,528		9/28/2006	300
Vicksburg	MS		410,000	668,984	None	None	410,000	668,984	1,078,984	1,115		12/22/2015	300
West Point	MS		87,859	163,468	None	None	87,859	163,468	251,327	65,659		12/22/2005	300
Wiggins	MS		268,104	498,095	None	None	268,104	498,095	766,199	185,125		9/14/2006	300
Asheville	NC		264,226	491,419	None	None	264,226	491,419	755,645	164,624		8/28/2007	300
Charlotte	NC		468,859	955,879	None	None	468,859	955,879	1,424,738	17,524		7/27/2015	300
Charlotte	NC		210,000	662,231	None	None	210,000	662,231	872,231	12,141		7/27/2015	300
Charlotte	NC		460,000	988,464	None	None	460,000	988,464	1,448,464	18,122		7/27/2015	300
Charlotte	NC		458,612	934,988	None	None	458,612	934,988	1,393,600	17,141		7/27/2015	300
Clinton	NC		380,000	962,394	None	None	380,000	962,394	1,342,394	30,476		3/25/2015	300
Granite Falls	NC		1,412,026	1,765,032	None	None	1,412,026	1,765,032	3,177,058	208,862		1/22/2013	300
High Point	NC		872,587	1,090,734	None	None	872,587	1,090,734	1,963,321	129,070		1/22/2013	300
Hildebran	NC		966,417	1,208,021	None	None	966,417	1,208,021	2,174,438	142,949		1/22/2013	300
Kinston	NC		320,000	836,583	None	None	320,000	836,583	1,156,583	26,492		3/25/2015	300
Lincolnton	NC		1,811,063	2,263,829	None	None	1,811,063	2,263,829	4,074,892	267,886		1/22/2013	300
Raeford	NC		773,505	966,881	None	None	773,505	966,881	1,740,386	114,414		1/22/2013	300
Southport	NC		460,000	1,214,095	None	None	460,000	1,214,095	1,674,095	38,446		3/11/2015	300
Thomasville	NC		983,522	1,229,402	None	None	983,522	1,229,402	2,212,924	145,479		1/22/2013	300
Walkertown	NC		1,033,636	1,292,046	None	None	1,033,636	1,292,046	2,325,682	152,892		1/22/2013	300
Wallace	NC		230,000	905,484	None	None	230,000	905,484	1,135,484	28,674		3/25/2015	300
Winston Salem	NC		353,239	656,427	None	None	353,239	656,427	1,009,666	377,440		8/31/2001	300
Winston Salem	NC		126,423	235,323	None	None	126,423	235,323	361,746	94,521		12/22/2005	300
Devils Lake	ND		150,390	279,798	None	None	150,390	279,798	430,188	112,386		12/22/2005	300
Fargo	ND		217,057	403,609	None	None	217,057	403,609	620,666	162,116		12/22/2005	300
Jamestown	ND		136,523	254,045	None	None	136,523	254,045	390,568	102,041		12/22/2005	300
Minot	ND		153,870	286,260	None	None	153,870	286,260	440,130	114,981		12/22/2005	300
Omaha	NE		444,460	825,938	None	32	444,460	825,970	1,270,430	329,021		1/11/2006	300
Omaha	NE		350,000	650,877	None	32	350,000	650,909	1,000,909	218,064		8/28/2007	300
Amherst	NY		412,349	767,082	None	None	412,349	767,082	1,179,431	256,971		8/28/2007	300
Buffalo	NY		317,454	591,060	None	None	317,454	591,060	908,514	198,001		8/28/2007	300
Cincinnati	OH		299,187	556,978	None	None	299,187	556,978	856,165	186,564		8/28/2007	300
Mentor	OH		394,450	734,205	None	None	394,450	734,205	1,128,655	245,945		8/28/2007	300
Parma	OH		473,710	881,038	None	None	473,710	881,038	1,354,748	295,146		8/28/2007	300
Toledo	OH		633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	394,534		8/28/2007	300
Van Wert	OH		330,000	907,061	None	None	330,000	907,061	1,237,061	34,771		1/22/2015	300
Bixby	OK		145,791	271,272	None	None	145,791	271,272	417,063	108,961		12/22/2005	300
Checotah	OK		153,232	285,092	None	None	153,232	285,092	438,324	114,512		12/22/2005	300
Idabel	OK		214,244	398,545	None	None	214,244	398,545	612,789	229,155		8/31/2001	300
Owasso	OK		327,043	607,645	None	None	327,043	607,645	934,688	349,392		8/31/2001	300
Tahlequah	OK		224,982	418,341	None	None	224,982	418,341	643,323	168,033		12/22/2005	300
Tulsa	OK		295,993	549,981	None	None	295,993	549,981	845,974	316,236		8/31/2001	300
Salem	OR		198,540	689,507	None	None	198,540	689,507	888,047	497,261		5/23/1989	300
The Dalles	OR		1,034,805	1,293,506	None	None	1,034,805	1,293,506	2,328,311	153,065		1/22/2013	300
Greensburg	PA		315,000	586,368	None	None	315,000	586,368	901,368	196,430		8/28/2007	300
Philadelphia	PA		423,333	787,125	None	None	423,333	787,125	1,210,458	263,685		8/28/2007	300
Aiken	SC		240,937	447,656	None	None	240,937	447,656	688,593	166,379		9/14/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aiken	SC		618,572	1,261,105	None	None	618,572	1,261,105	1,879,677	23,120		7/27/2015	300
Camden	SC		450,000	986,046	None	None	450,000	986,046	1,436,046	18,078		7/27/2015	300
Columbia	SC		952,423	1,190,529	None	None	952,423	1,190,529	2,142,952	140,879		1/22/2013	300
Columbia	SC		812,611	1,015,764	None	None	812,611	1,015,764	1,828,375	120,199		1/22/2013	300
Columbia	SC		710,000	1,137,369	None	None	710,000	1,137,369	1,847,369	20,852		7/27/2015	300
Columbia	SC		344,602	702,552	None	None	344,602	702,552	1,047,154	12,880		7/27/2015	300
Columbia	SC		350,000	982,465	None	None	350,000	982,465	1,332,465	18,012		7/27/2015	300
Greer	SC		580,000	721,854	None	None	580,000	721,854	1,301,854	22,859		3/25/2015	300
Inman	SC		809,987	1,012,483	None	None	809,987	1,012,483	1,822,470	119,811		1/22/2013	300
Irmo	SC		330,000	1,008,769	None	None	330,000	1,008,769	1,338,769	18,494		7/27/2015	300
Leesville	SC		899,686	1,124,607	None	None	899,686	1,124,607	2,024,293	133,079		1/22/2013	300
Lexington	SC		530,000	1,278,314	None	None	530,000	1,278,314	1,808,314	23,436		7/27/2015	300
Newberry	SC		708,489	885,611	None	None	708,489	885,611	1,594,100	104,797		1/22/2013	300
Piedmont	SC		841,862	1,052,327	None	None	841,862	1,052,327	1,894,189	124,525		1/22/2013	300
Rock Hill	SC		400,000	950,185	None	None	400,000	950,185	1,350,185	17,420		7/27/2015	300
Spartanburg	SC		957,339	1,196,673	None	None	957,339	1,196,673	2,154,012	141,606		1/22/2013	300
Walterboro	SC		240,000	779,500	None	None	240,000	779,500	1,019,500	32,479		12/8/2014	300
Chamberlain	SD		139,587	259,627	None	None	139,587	259,627	399,214	104,283		12/22/2005	300
Madison	SD		112,143	208,660	None	None	112,143	208,660	320,803	83,811		12/22/2005	300
Rapid City	SD		197,967	368,047	None	None	197,967	368,047	566,014	147,832		12/22/2005	300
Sioux Falls	SD		340,718	633,332	None	None	340,718	633,332	974,050	226,944		1/19/2007	300
Spearfish	SD		142,114	264,320	None	None	142,114	264,320	406,434	106,168		12/22/2005	300
Watertown	SD		197,559	367,289	None	None	197,559	367,289	564,848	147,527		12/22/2005	300
Winner	SD		115,591	215,063	None	None	115,591	215,063	330,654	86,383		12/22/2005	300
Antioch	TN		244,470	454,016	None	None	244,470	454,016	698,486	167,229		10/2/2006	300
Bartlett	TN		152,469	283,343	None	None	152,469	283,343	435,812	99,642		9/14/2006	300
Brownsville	TN		289,379	538,081	None	None	289,379	538,081	827,460	309,388		8/31/2001	300
Chattanooga	TN		490,000	740,474	None	None	490,000	740,474	1,230,474	45,663		6/30/2014	300
Collierville	TN		433,503	805,339	None	None	433,503	805,339	1,238,842	261,735		11/16/2007	300
Columbia	TN		410,242	761,878	None	None	410,242	761,878	1,172,120	280,625		10/2/2006	300
Germantown	TN		356,774	662,837	None	None	356,774	662,837	1,019,611	215,422		11/16/2007	300
Henderson	TN		155,954	289,815	None	None	155,954	289,815	445,769	107,714		9/14/2006	300
Hermitage	TN		341,251	633,753	None	None	341,251	633,753	975,004	233,432		10/2/2006	300
Jackson	TN		126,158	234,594	None	469	126,158	235,063	361,221	94,342		12/22/2005	300
Jackson	TN		312,734	581,049	49,946	52	312,734	631,047	943,781	197,680		11/16/2007	300
Manchester	TN		411,504	764,222	None	None	411,504	764,222	1,175,726	281,489		10/2/2006	300
Martin	TN		173,616	322,616	None	None	173,616	322,616	496,232	119,905		9/14/2006	300
McMinnville	TN		442,735	635,260	None	None	442,735	635,260	1,077,995	229,734		12/21/2006	300
Memphis	TN		148,386	275,760	None	None	148,386	275,760	424,146	102,491		9/14/2006	300
Memphis	TN		254,423	472,680	None	None	254,423	472,680	727,103	174,104		10/12/2006	300
Memphis	TN		309,358	574,779	None	None	309,358	574,779	884,137	186,803		11/16/2007	300
Memphis	TN		361,618	983,143	None	None	361,618	983,143	1,344,761	1,639		12/22/2015	300
Memphis	TN		470,000	901,920	None	None	470,000	901,920	1,371,920	1,503		12/22/2015	300
Memphis	TN		384,025	931,944	None	None	384,025	931,944	1,315,969	1,553		12/22/2015	300
Memphis	TN		440,000	1,473,473	None	None	440,000	1,473,473	1,913,473	2,456		12/22/2015	300
Milan	TN		138,159	256,766	None	None	138,159	256,766	394,925	95,431		9/14/2006	300
Millington	TN		285,613	530,630	None	None	285,613	530,630	816,243	305,110		8/31/2001	300
Morristown	TN		182,935	340,274	None	None	182,935	340,274	523,209	136,676		12/22/2005	300
Murfreesboro	TN		376,568	699,340	None	None	376,568	699,340	1,075,908	257,590		10/2/2006	300
Murfreesboro	TN		383,266	712,027	None	None	383,266	712,027	1,095,293	257,516		12/21/2006	300
Nashville	TN		147,915	274,700	None	None	147,915	274,700	422,615	101,181		10/2/2006	300
Nashville	TN		432,494	803,203	None	None	432,494	803,203	1,235,697	295,846		10/2/2006	300
Nashville	TN		350,983	651,825	None	None	350,983	651,825	1,002,808	240,089		10/2/2006	300
Nashville	TN		500,000	653,785	None	None	500,000	653,785	1,153,785	40,317		6/30/2014	300
Ripley	TN		231,552	430,232	None	None	231,552	430,232	661,784	247,381		8/31/2001	300
Sevierville	TN		423,790	787,301	None	None	423,790	787,301	1,211,091	292,614		9/28/2006	300
Shelbyville	TN		245,370	455,687	None	None	245,370	455,687	701,057	167,845		10/2/2006	300
Trenton	TN		174,379	324,032	None	None	174,379	324,032	498,411	120,432		9/14/2006	300
Allen	TX		165,000	306,771	None	None	165,000	306,771	471,771	201,958	7/9/1999	5/28/1999	300
Arlington	TX		560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	348,622		8/28/2007	300
Arlington	TX		269,284	500,766	None	None	269,284	500,766	770,050	167,755		8/28/2007	300
Aubrey	TX		150,000	716,517	None	None	150,000	716,517	866,517	1,194		12/7/2015	300
Beaumont	TX	1,265,732	1,175,014	1,468,768	None	None	1,175,014	1,468,768	2,643,782	173,804		1/22/2013	300
Centerville	TX		340,000	873,035	None	None	340,000	873,035	1,213,035	16,006		7/21/2015	300
Coppell	TX		212,875	396,007	None	None	212,875	396,007	608,882	132,660		8/28/2007	300
Corpus Christi	TX		826,321	1,032,902	None	None	826,321	1,032,902	1,859,223	122,227		1/22/2013	300
Crossroads	TX		380,000	649,030	None	None	380,000	649,030	1,029,030	1,082		12/21/2015	300
Dallas	TX		386,451	718,361	None	None	386,451	718,361	1,104,812	240,649		8/28/2007	300
Denton	TX		440,000	640,350	None	None	440,000	640,350	1,080,350	1,067		12/7/2015	300
Ennis	TX		173,250	384,793	45,798	12,600	173,250	443,191	616,441	407,848		12/28/1987	300
Farmersville	TX		240,000	639,403	None	None	240,000	639,403	879,403	1,066		12/21/2015	300
Ferris	TX	1,023,905	922,690	1,153,363	None	None	922,690	1,153,363	2,076,053	136,481		1/22/2013	300
Forney	TX	1,260,586	1,141,991	1,427,489	None	None	1,141,991	1,427,489	2,569,480	168,919		1/22/2013	300
Fort Worth	TX		223,195	492,067	None	54	223,195	492,121	715,316	484,963		6/26/1991	300
Fort Worth	TX		423,281	382,059	None	None	423,281	382,059	805,340	319,019		2/10/1995	300
Grand Prairie	TX		280,000	520,197	None	None	280,000	520,197	800,197	174,266		8/28/2007	300
Houston	TX		194,994	386,056	None	128	194,994	386,184	581,178	379,505		6/25/1991	300
Houston	TX		113,693	-	None	58	113,693	58	113,751	16		3/7/1997	N/A
Houston	TX		335,664	624,233	None	None	335,664	624,233	959,897	209,116		8/28/2007	300
Houston	TX		1,003,721	1,254,651	None	None	1,003,721	1,254,651	2,258,372	148,467		1/22/2013	300
Hurst	TX		215,623	401,245	None	None	215,623	401,245	616,868	134,415		8/28/2007	300
Irving	TX		291,971	543,094	None	None	291,971	543,094	835,065	181,934		8/28/2007	300
Justin	TX		310,000	682,027	None	None	310,000	682,027	992,027	1,137		12/7/2015	300
Killeen	TX		262,500	583,014	56,429	71	262,500	639,514	902,014	583,153		5/29/1987	300
Krum	TX		240,000	633,016	None	None	240,000	633,016	873,016	1,055		12/7/2015	300
Lewisville	TX		448,000	832,667	None	None	448,000	832,667	1,280,667	278,942		8/28/2007	300
Lufkin	TX		128,842	239,585	None	None	128,842	239,585	368,427	96,233		12/22/2005	300
Lumberton	TX		111,146	206,720	None	None	111,146	206,720	317,866	83,032		12/22/2005	300
Porter	TX		227,067	333,031	None	None	227,067	333,031	560,098	278,081		2/9/1995	300
Sanger	TX		250,000	602,302	None	None	250,000	602,302	852,302	1,004		12/7/2015	300
Santa Fe	TX		304,414	623,331	None	None	304,414	623,331	927,745	443,546		3/23/1998	300
Sealy	TX		197,871	391,753	None	128	197,871	391,881	589,752	385,104		6/25/1991	300
South Houston	TX	1,193,698	1,139,426	1,424,283	None	None	1,139,426	1,424,283	2,563,709	168,540		1/22/2013	300
Stafford	TX		214,024	423,733	None	128	214,024	423,861	637,885	416,531		6/26/1991	300
Temple	TX		302,505	291,414	None	None	302,505	291,414	593,919	243,330		2/9/1995	300
Texarkana	TX		311,263	578,266	None	None	311,263	578,266	889,529	332,500		8/31/2001	300
Victoria	TX	1,137,100	1,062,212	1,327,765	None	None	1,062,212	1,327,765	2,389,977	157,119		1/22/2013	300
Victoria	TX	987,888	884,385	1,105,481	None	None	884,385	1,105,481	1,989,866	130,815		1/22/2013	300
Vidor	TX		146,291	271,990	None	None	146,291	271,990	418,281	109,249		12/22/2005	300
Hampton	VA		805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	501,091		8/28/2007	300
Lynchburg	VA		308,824	573,529	None	None	308,824	573,529	882,353	121,397		9/14/2010	300
Virginia Beach	VA		551,588	797,260	60,210	19,640	551,588	877,110	1,428,698	598,838		2/23/1998	300
Spokane	WA		479,531	646,719	None	None	479,531	646,719	1,126,250	460,196		3/27/1998	300
Vancouver	WA		1,302,457	1,628,071	None	None	1,302,457	1,628,071	2,930,528	192,655		1/22/2013	300
Appleton	WI		340,126	631,662	None	None	340,126	631,662	971,788	93,697		4/17/2012	300
Beaver Dam	WI		230,000	980,309	None	None	230,000	980,309	1,210,309	21,240		6/25/2015	300
Grafton	WI		149,778	332,664	None	None	149,778	332,664	482,442	332,664		10/29/1987	300
Green Bay	WI		308,131	572,756	None	None	308,131	572,756	880,887	228,148		1/11/2006	300
Oshkosh	WI		385,870	716,616	None	None	385,870	716,616	1,102,486	106,298		4/17/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Shoe stores
Lebec	CA	9,088,899	2,357,234	30,943,343	None	None	2,357,234	30,943,343	33,300,577	2,615,449		1/22/2013	420
Staten Island	NY		3,190,883	3,413,933	127,653	207,431	3,190,883	3,749,017	6,939,900	2,141,562		3/26/1998	300
Brookville	OH	19,076,267	2,577,129	48,823,456	None	None	2,577,129	48,823,456	51,400,585	4,126,744		1/22/2013	420
McMinnville	TN		703,355	1,432,903	17,538	7,275	703,355	1,457,716	2,161,071	491,004		11/1/2006	300

Sporting goods
Anchorage	AK		1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	2,867,372		10/17/2001	300
Mesa	AZ		984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	545,357		2/12/2007	300
Fresno	CA		1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,887,565		10/17/2001	300
Daytona Beach	FL		608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	1,237,688	9/10/2003	4/18/2003	300
Fort Myers	FL		1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	1,151,186		10/17/2001	300
Gainesville	FL		1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	1,269,968		10/17/2001	300
Jupiter	FL		1,698,316	4,352,255	None	247,330	1,698,316	4,599,585	6,297,901	2,369,901		5/3/2000	300
Melbourne	FL		994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	2,316,838		10/17/2001	300
Orlando	FL		1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	1,462,633		10/17/2001	300
Augusta	GA		1,460,000	5,953,083	None	None	1,460,000	5,953,083	7,413,083	278,322	9/17/2014	4/16/2014	300
Pooler	GA		1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	710,839		3/1/2006	300
Algonquin	IL		1,360,000	7,255,745	None	None	1,360,000	7,255,745	8,615,745	312,958	10/6/2014	4/22/2014	300
Geneva	IL		2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	1,045,095		10/17/2001	300
Marion	IL		-	6,629,748	None	None	-	6,629,748	6,629,748	11,096	In-progress	11/13/2014	300
Avon	IN		2,200,000	5,299,303	5,039	None	2,200,000	5,304,342	7,504,342	335,434	4/8/2014	10/11/2013	300
Greenwood	IN		1,490,000	5,241,516	None	None	1,490,000	5,241,516	6,731,516	375,642		3/25/2014	300
Bowie	MD		2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,731,642		10/17/2001	300
Winston Salem	NC		2,390,000	3,416,323	None	None	2,390,000	3,416,323	5,806,323	370,102		4/12/2013	300
Kearney	NE		173,950	344,393	None	None	173,950	344,393	518,343	344,393		5/1/1990	300
Glendale	NY		5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	1,964,342		12/29/2004	300
Huber Heights	OH		2,280,000	5,814,036	None	None	2,280,000	5,814,036	8,094,036	222,871		1/27/2015	300
Reynoldsburg	OH		850,000	2,770,492	None	None	850,000	2,770,492	3,620,492	170,847		6/19/2014	300
Eugene	OR		720,000	7,434,760	25,586	None	720,000	7,460,346	8,180,346	843,638		3/22/2013	300
Mechanicsburg	PA		2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	2,205,144		11/8/2001	300
Columbia	SC		1,145,120	2,770,957	None	None	1,145,120	2,770,957	3,916,077	908,485		3/3/2005	300
Spartanburg	SC		1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	1,342,081		3/3/2005	300
Mt Juliet	TN		2,449,395	6,074,357	None	None	2,449,395	6,074,357	8,523,752	313,762	5/30/2014	12/10/2013	300
El Paso	TX		700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	1,421,532		10/17/2001	300
Houston	TX		1,140,982	4,253,818	None	None	1,140,982	4,253,818	5,394,800	106,345		5/28/2015	300
Huntsville	TX		580,000	5,720,000	None	None	580,000	5,720,000	6,300,000	295,533		9/29/2014	300
Wichita Falls	TX		1,100,000	5,556,669	None	None	1,100,000	5,556,669	6,656,669	361,183		5/13/2014	300
Fredericksburg	VA		1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	1,693,564		10/17/2001	300

Telecommunications
Augusta	GA		2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	2,095,918		4/1/2011	300
Harmans	MD		3,411,391	11,757,946	363,285	None	3,411,391	12,121,231	15,532,622	1,044,115		1/22/2013	420
East Syracuse	NY	9,100,000	880,000	15,816,613	None	None	880,000	15,816,613	16,696,613	772,001		4/30/2014	420
Portland	OR		1,246,233	1,289,636	None	None	1,246,233	1,289,636	2,535,869	5	In-progress	12/10/2015	N/A
Salem	OR		1,721,686	9,387,216	2,750	58	1,721,686	9,390,024	11,111,710	1,706,507		6/22/2011	300
Brownsville	TX		1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	2,179,202		4/1/2011	300

Theaters
Fairbanks	AK		2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	5,761		9/27/2000	300
Huntsville	AL		2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	8,608		9/27/2000	300
Chula Vista	CA		2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	1,559,978		8/8/2011	300
Norwalk	CA		2,466,208	15,838,098	None	None	2,466,208	15,838,098	18,304,306	2,356,042		8/8/2011	300
Denver	CO		5,150,000	9,056,647	525,783	None	5,150,000	9,582,430	14,732,430	563,256		6/27/2014	300
Naples	FL		2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	5,492,257		9/27/2000	300
Austell	GA		2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	1,775,941		8/8/2011	300
Chamblee	GA		4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	8,802		9/27/2000	300
Morrow	GA		2,962,468	13,170,143	115,230	None	2,962,468	13,285,373	16,247,841	2,363,728		8/8/2011	300
Council Bluffs	IA		4,924,553	14,207,916	None	None	4,924,553	14,207,916	19,132,469	3,807,942		1/31/2008	300
Dubuque	IA		3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	1,883,254		1/31/2008	300
Edwardsville	IL		4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	3,734,171		9/28/2005	300
Lake In The Hills	IL		3,297,566	11,716,314	None	None	3,297,566	11,716,314	15,013,880	3,976,476		9/28/2005	300
Marion	IL		832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	1,440,776		9/28/2005	300
Mattoon	IL		543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	2,103,686		9/28/2005	300
North Pekin	IL		1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	3,780,367		9/28/2005	300
Rockford	IL		4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	6,864,925		9/28/2005	300
Springfield	IL		3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	4,283,156		9/28/2005	300
Bloomington	IN		2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	3,266,460		9/28/2005	300
Columbus	IN		1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	2,978,136		9/28/2005	300
Indianapolis	IN		2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	7,073,580		9/28/2005	300
Terre Haute	IN		1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	4,049,096		9/28/2005	300
Coon Rapids	MN		2,460,040	17,641,170	None	None	2,460,040	17,641,170	20,101,210	6,298,676		9/28/2005	300
Inver Grove	MN		2,863,272	18,471,062	None	None	2,863,272	18,471,062	21,334,334	6,410,429		9/28/2005	300
Poplar Bluff	MO		1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	2,005,837		9/28/2005	300
Rockaway	NJ		8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	5,313,227	12/6/2006	4/13/2005	300
Binghamton	NY		2,700,000	5,570,505	47,777	None	2,700,000	5,618,282	8,318,282	2,317,218		9/29/2005	300
Henrietta	NY		2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	1,566,888		8/8/2011	300
Akron	OH		1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	834		9/27/2000	300
Beavercreek	OH		2,062,545	8,467,551	518,435	None	2,062,545	8,985,986	11,048,531	1,618,286		8/8/2011	300
Columbus	OH		2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	2,709,801		11/1/2002	300
Hillsboro	OR		4,915,032	16,377	None	58	4,915,032	16,435	4,931,467	9,882		9/27/2000	300
Portland	OR		2,793,001	9,942	None	58	2,793,001	10,000	2,803,001	6,010		9/27/2000	300
Spartanburg	SC		2,072,738	8,340,814	18,470	None	2,072,738	8,359,284	10,432,022	1,154,732		7/31/2012	300
Burleson	TX		2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	1,060,161		7/26/2006	300
Laredo	TX		2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	2,031,525	10/11/2006	8/9/2005	300
Live Oak	TX		2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	2,218,099		8/8/2011	300
Longview	TX		2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	2,154,470		12/21/2005	300
Lubbock	TX		1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	1,222,265		8/8/2011	300
Waco	TX		1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	2,165,999		10/6/2006	300
Glen Allen	VA		1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	5,962,770		9/27/2000	300
Roanoke	VA		2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	1,631,868		8/8/2011	300
Sterling	VA		4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	19,490		9/27/2000	300
Marysville	WA		1,988,142	-	None	None	1,988,142	-	1,988,142	-		7/27/2000	N/A
Fitchburg	WI		5,540,553	13,902,133	None	None	5,540,553	13,902,133	19,442,686	3,275,804		1/31/2008	300

Transportation services
Phoenix	AZ		4,106,903	23,819,301	None	None	4,106,903	23,819,301	27,926,204	2,013,298		1/22/2013	420
West Sacramento	CA		12,277,918	29,165,650	17,616	None	12,277,918	29,183,266	41,461,184	2,467,165		1/22/2013	420
Palmetto	FL		1,853,907	14,806,512	12,345	None	1,853,907	14,818,857	16,672,764	1,888,674		3/17/2011	300
Conley	GA		420,000	780,000	None	None	420,000	780,000	1,200,000	154,700		1/10/2011	300
Chicago	IL		612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	225,604		1/10/2011	300
Grayslake	IL		5,044,195	26,218,048	500	None	5,044,195	26,218,548	31,262,743	3,872,422		4/21/2011	300
Evansville	IN		959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	695,786		9/13/2011	300
Dodge City	KS	1,224,570	244,811	3,713,789	4,383	None	244,811	3,718,172	3,962,983	274,889		1/22/2013	420
Hays	KS	895,274	171,304	2,701,222	5,284	None	171,304	2,706,506	2,877,810	177,281		1/22/2013	420
Wichita	KS		2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	1,414,074		3/16/2011	300
Louisville	KY		472,500	877,500	None	None	472,500	877,500	1,350,000	174,038		1/10/2011	300
Louisville	KY		5,732,055	30,841,995	None	None	5,732,055	30,841,995	36,574,050	2,606,883		1/22/2013	420
Saint Rose	LA		3,147,428	8,283,048	21,892	None	3,147,428	8,304,940	11,452,368	1,341,034		12/20/2011	300
Baltimore	MD		1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	2,275,468	12/24/2003	4/1/2003	300
Baltimore	MD		4,499,317	50,857,761	36,500	None	4,499,317	50,894,261	55,393,578	4,088,770		1/22/2013	420
Detroit	MI		280,000	520,000	None	None	280,000	520,000	800,000	103,133		1/10/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Gibraltar	MI		245,000	455,000	None	None	245,000	455,000	700,000	90,242		1/10/2011	300
Novi	MI		210,000	677,324	None	None	210,000	677,324	887,324	21,449		3/31/2015	300
Saginaw	MI		219,564	10,638,391	5,127	None	219,564	10,643,518	10,863,082	899,229		1/22/2013	420
Saline	MI	4,833,060	1,275,995	17,421,836	None	None	1,275,995	17,421,836	18,697,831	1,276,086		1/22/2013	420
Saint Cloud	MN	2,197,022	474,860	4,309,642	3,567	None	474,860	4,313,209	4,788,069	364,275		1/22/2013	420
Shakopee	MN		2,451,948	12,666,361	None	98,424	2,451,948	12,764,785	15,216,733	1,837,966		3/17/2011	300
Springfield	MO		2,669,300	19,440,332	None	None	2,669,300	19,440,332	22,109,632	1,643,171		1/22/2013	420
Petal	MS		315,000	3,657,281	None	None	315,000	3,657,281	3,972,281	261,952	5/24/2013	7/12/2012	420
Charlotte	NC		735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	270,725		1/10/2011	300
Grand Forks	ND	1,687,642	366,876	3,329,620	14,618	None	366,876	3,344,238	3,711,114	283,458		1/22/2013	420
Lincoln	NE	3,658,273	792,802	9,577,968	None	None	792,802	9,577,968	10,370,770	690,249		1/22/2013	420
West Lebanon	NH		996,755	8,076,928	None	None	996,755	8,076,928	9,073,683	682,693		1/22/2013	420
Bronx	NY	12,691,867	-	19,765,973	75,475	None	-	19,841,448	19,841,448	1,715,509		1/22/2013	420
Rensselaer	NY		5,393,842	67,434,084	None	142,250	5,393,842	67,576,334	72,970,176	5,099,962		1/22/2013	420
Columbus	OH		245,000	455,000	None	None	245,000	455,000	700,000	90,242		1/10/2011	300
North Canton	OH		-	10,641,063	None	None	-	10,641,063	10,641,063	899,423		1/22/2013	420
Uniontown	OH		2,237,958	53,040,112	None	None	2,237,958	53,040,112	55,278,070	4,483,152		1/22/2013	420
Vandalia	OH		719,985	10,102,113	None	None	719,985	10,102,113	10,822,098	1,498,480		4/10/2012	300
Walbridge	OH		210,000	390,000	None	None	210,000	390,000	600,000	77,350		1/10/2011	300
Whitehall	OH		1,400,000	24,053,357	None	None	1,400,000	24,053,357	25,453,357	257,715		8/26/2015	420
Coraopolis	PA		350,000	650,000	None	None	350,000	650,000	1,000,000	128,917		1/10/2011	300
Franklin	PA		405,243	4,689,328	22,294	None	405,243	4,711,622	5,116,865	387,463		3/15/2011	300
Parker	PA		210,000	390,000	None	None	210,000	390,000	600,000	77,350		1/10/2011	300
Snow Shoe	PA		591,101	12,994,366	None	None	591,101	12,994,366	13,585,467	1,098,333		1/22/2013	420
Sioux Falls	SD	1,605,500	416,023	3,775,664	None	None	416,023	3,775,664	4,191,687	317,224		1/22/2013	420
Chattanooga	TN		2,024,239	8,974,591	5,835	None	2,024,239	8,980,426	11,004,665	1,720,401		3/17/2011	300
Memphis	TN		3,570,000	16,398,303	202,533	None	3,570,000	16,600,836	20,170,836	1,372,601		2/27/2013	420
Freeport	TX		245,000	455,000	None	None	245,000	455,000	700,000	90,242		1/10/2011	300
Houston	TX		5,802,459	45,111,656	None	None	5,802,459	45,111,656	50,914,115	3,813,009		1/22/2013	420
Houston	TX	9,187,363	3,140,000	11,319,877	None	None	3,140,000	11,319,877	14,459,877	634,028		1/31/2014	420
Houston	TX	12,427,637	3,910,000	16,504,232	None	None	3,910,000	16,504,232	20,414,232	924,335		1/31/2014	420
La Porte	TX		875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	322,292		1/10/2011	300
Sherman	TX		439,127	9,850,580	None	None	439,127	9,850,580	10,289,707	832,606		1/22/2013	420
Vineyard	UT		1,732,107	7,419,359	None	None	1,732,107	7,419,359	9,151,466	1,086,034		3/17/2011	300
Spokane Valley	WA		805,923	13,474,284	None	12	805,923	13,474,296	14,280,219	769,494		1/22/2013	420
Beckley	WV	2,299,927	497,198	6,060,449	6,623	None	497,198	6,067,072	6,564,270	436,897		1/22/2013	420
Charleston	WV		2,251,894	6,469,248	None	None	2,251,894	6,469,248	8,721,142	425,773		12/28/2012	420

Wholesale clubs
Colorado Springs	CO		3,540,000	6,206,964	1,500	None	3,540,000	6,208,464	9,748,464	631,416		6/28/2013	300
Derby	CT		5,699,931	10,584,586	1,000	None	5,699,931	10,585,586	16,285,517	1,393,962		9/20/2012	300
Waterford	CT		11,841,797	21,990,910	1,000	None	11,841,797	21,991,910	33,833,707	2,895,795		9/20/2012	300
Sanford	FL		5,788,032	10,748,203	1,000	None	5,788,032	10,749,203	16,537,235	1,415,505		9/20/2012	300
Augusta	GA	5,690,200	4,673,148	9,903,758	2,072	None	4,673,148	9,905,830	14,578,978	1,172,549		1/22/2013	300
Louisville	KY		2,760,000	4,164,146	1,500	None	2,760,000	4,165,646	6,925,646	423,730		6/28/2013	300
Kenner	LA		2,570,000	6,294,719	1,500	None	2,570,000	6,296,219	8,866,219	640,338		6/28/2013	300
Abingdon	MD		8,965,840	16,649,846	1,000	None	8,965,840	16,650,846	25,616,686	2,192,555		9/20/2012	300
Capitol Heights	MD	17,820,000	2,900,000	19,570,396	1,000	None	2,900,000	19,571,396	22,471,396	1,337,485		4/1/2014	300
Columbia	MD		10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	3,254,472		9/30/2011	300
Nashua	NH		7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	2,296,889		9/30/2011	300
Clay	NY		6,902,476	12,817,384	1,500	None	6,902,476	12,818,884	19,721,360	1,688,110		9/20/2012	300
Freeport	NY		13,122,718	24,369,763	1,000	None	13,122,718	24,370,763	37,493,481	4,183,901		9/30/2011	300
Yorktown Heights	NY		11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	3,578,761		9/30/2011	300
Oklahoma City	OK		3,130,000	6,607,526	1,500	None	3,130,000	6,609,026	9,739,026	672,140		6/28/2013	300
Tulsa	OK		3,100,000	6,280,893	1,500	None	3,100,000	6,282,393	9,382,393	638,932		6/28/2013	300
Conshohocken	PA		7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	2,305,489		9/30/2011	300
Stroudsburg	PA		5,192,837	9,642,340	1,500	None	5,192,837	9,643,840	14,836,677	1,270,062		9/20/2012	300
York	PA		5,433,864	10,090,462	1,000	None	5,433,864	10,091,462	15,525,326	1,328,903		9/20/2012	300
Memphis	TN		4,810,000	4,880,207	None	None	4,810,000	4,880,207	9,690,207	496,154		6/28/2013	300
Nashville	TN		3,750,000	6,190,754	1,500	None	3,750,000	6,192,254	9,942,254	629,768		6/28/2013	300
Amarillo	TX		1,190,000	5,820,158	1,000	None	1,190,000	5,821,158	7,011,158	591,966		6/28/2013	300
El Paso	TX		2,720,000	6,293,142	1,000	None	2,720,000	6,294,142	9,014,142	640,053		6/28/2013	300
Houston	TX		3,410,000	5,759,623	1,500	None	3,410,000	5,761,123	9,171,123	585,937		6/28/2013	300
Jersey Village	TX		3,370,000	5,865,635	1,500	None	3,370,000	5,867,135	9,237,135	596,715		6/28/2013	300
Plano	TX		6,750,000	7,580,624	1,000	None	6,750,000	7,581,624	14,331,624	770,947		6/28/2013	300
San Antonio	TX		3,660,000	5,213,163	1,500	None	3,660,000	5,214,663	8,874,663	530,380		6/28/2013	300
San Antonio	TX		3,830,000	5,019,869	1,500	None	3,830,000	5,021,369	8,851,369	510,728		6/28/2013	300
Tyler	TX		1,940,000	4,638,872	1,500	None	1,940,000	4,640,372	6,580,372	471,994		6/28/2013	300
Waco	TX		2,000,000	4,262,780	1,500	None	2,000,000	4,264,280	6,264,280	433,758		6/28/2013	300
Mechanicsville	VA		5,650,222	10,493,270	None	None	5,650,222	10,493,270	16,143,492	1,381,614		9/20/2012	300
Woodbridge	VA		5,659,285	10,509,101	1,000	None	5,659,285	10,510,101	16,169,386	1,804,487		9/30/2011	300

Other
Irondale	AL		392,795	865,115	70,842	164	392,795	936,121	1,328,916	651,165		9/30/1997	300
Escondido	CA		1,949,375	12,966,248	832,944	None	1,949,375	13,799,192	15,748,567	4,638,032	8/13/2007	1/18/2006	300
San Diego	CA		5,699,757	22,556,526	297,876	24	5,699,757	22,854,426	28,554,183	1,204,411		9/13/2013	420
San Diego	CA		5,810,243	15,668,246	524,629	13,699	5,810,243	16,206,574	22,016,817	1,004,612		9/13/2013	420
Venice	FL		259,686	362,562	56,657	154	259,686	419,373	679,059	292,449		11/26/1996	300
Wichita	KS		289,714	797,856	10,910	16,580	289,714	825,346	1,115,060	565,178		11/23/1998	300
Jackson	MS		405,360	656,296	(124,313)	None	405,360	531,983	937,343	514,604		11/26/1996	300
Meridian	MS		181,156	515,598	131,997	260	181,156	647,855	829,011	471,750		11/26/1996	300
Clementon	NJ		279,851	554,060	78,768	11,821	279,851	644,649	924,500	550,755		9/9/1991	300
Watertown	NY		139,199	-	None	None	139,199	-	139,199	-		8/18/1986	N/A
Cincinnati	OH		328,187	921,232	(4,953)	472	328,187	916,751	1,244,938	718,709		11/14/1997	300
Crest Net Lease			5,189,030	8,872,103	(2,065,414)	17,350	5,189,031	6,824,038	12,013,069	231,174		Various	300

		637,657,666	3,294,245,810	8,987,122,041	22,978,169	6,500,765	3,291,067,838	9,019,778,947	12,310,846,785	1,691,963,148

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.	Realty Income Corporation owns 4,538 single-tenant properties and two corporate headquarters properties. Crest Net Lease, Inc. owns eight properties.

Realty Income Corporation also owns 19 multi-tenant properties located in each of the following cities: El Cajon, CA; Elk Grove, CA; Hanford, CA; San Diego, CA; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Macon, GA; Valdosta, GA; Fair Grove, MO; Columbus, OH; Edmond, OK; Jackson, TN; Memphis, TN; Cedar Park, TX; Dallas, TX; The Colony, TX and Virginia Beach, VA.

Note 2.	Includes mortgages payable secured by 183 properties, but excludes unamortized net debt premiums of $9.1 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $11,847,908,298 and for Crest Net Lease, Inc. is $15,336,334.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2015	2014	2013

	Balance at Beginning of Period	11,172,348,415	9,918,069,735	5,978,155,929

	Additions During Period:
	Acquisitions	1,279,388,017	1,463,440,724	4,701,785,534
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(63,808,207)	(126,550,939)	(645,225,410)
	Equipment	0	0	0
	Improvements, Etc.	10,803,029	5,210,401	7,226,683
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	748,126	523,907	6,997,768

	Total Additions	1,227,130,965	1,342,624,093	4,070,784,575

	Deductions During Period:
	Cost of Real Estate sold or disposed of	76,659,381	83,059,172	127,218,307
	Cost of Equipment sold	0	0	0
	Releasing costs	592,815	732,130	251,616
	Other (including Provisions for Impairment)	11,380,399	4,554,113	3,400,846

	Total Deductions	88,632,595	88,345,414	130,870,769

	Balance at Close of Period	12,310,846,785	11,172,348,415	9,918,069,735

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	1,390,808,700	1,121,460,394	936,019,074

	Additions During Period - Provision for Depreciation	320,512,807	290,551,867	242,619,990

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	19,358,359	21,203,561	57,178,670

	Balance at Close of Period	1,691,963,148	1,390,808,700	1,121,460,394

Note 6.	In 2015, provisions for impairment were recorded on fifteen Realty Income properties.
	In 2014, provisions for impairment were recorded on twelve Realty Income properties.
	In 2013, provisions for impairment were recorded on nine Realty Income properties.

Note 7.

In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate negative $820,166 in 2015, $83,532 in 2014, and negative $64,339 in 2013 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.