Form 10-Q
period 2016-03-31
REALTY INCOME CORP
filed 2016-04-27
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016, or

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

Yes  ☐   No  ☒

There were 251,091,486 shares of common stock outstanding as of April 21, 2016.

REALTY INCOME CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(dollars in thousands, except per share data)

	2016	2015
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,390,871	$3,286,004
Buildings and improvements	9,243,890	9,010,778
Total real estate, at cost	12,634,761	12,296,782
Less accumulated depreciation and amortization	(1,768,272)	(1,687,665)
Net real estate held for investment	10,866,489	10,609,117
Real estate held for sale, net	1,778	9,767
Net real estate	10,868,267	10,618,884
Cash and cash equivalents	8,695	40,294
Accounts receivable, net	82,990	81,678
Acquired lease intangible assets, net	1,017,411	1,034,417
Goodwill	15,283	15,321
Other assets, net	44,457	54,785
Total assets	$12,037,103	$11,845,379

LIABILITIES AND EQUITY
Distributions payable	$52,483	$50,344
Accounts payable and accrued expenses	86,328	115,826
Acquired lease intangible liabilities, net	249,454	250,916
Other liabilities	43,250	53,965
Line of credit payable	653,000	238,000
Term loans, net	318,908	318,835
Mortgages payable, net	514,041	646,187
Notes payable, net	3,619,149	3,617,973
Total liabilities	5,536,613	5,292,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, liquidation preference $25.00 per share	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 251,081,853 shares issued and outstanding as of March 31, 2016 and 250,416,757 shares issued and outstanding as of December 31, 2015	7,699,837	7,666,428
Distributions in excess of net income	(1,616,216)	(1,530,210)
Total stockholders’ equity	6,478,999	6,531,596
Noncontrolling interests	21,491	21,737
Total equity	6,500,490	6,553,333
Total liabilities and equity	$12,037,103	$11,845,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2016 and 2015

(dollars in thousands, except per share data) (unaudited)

	Three months ended
	March 31,
	2016	2015
REVENUE
Rental	$256,801	$235,122
Tenant reimbursements	9,105	9,963
Other	1,210	1,782
Total revenue	267,116	246,867

EXPENSES
Depreciation and amortization	107,933	98,037
Interest	60,678	58,468
General and administrative	12,318	12,862
Property (including reimbursable)	15,105	13,976
Income taxes	964	1,074
Provisions for impairment	1,923	2,087
Total expenses	198,921	186,504
Gain on sales of real estate	2,289	7,218
Net income	70,484	67,581
Net income attributable to noncontrolling interests	(241)	(317)
Net income attributable to the Company	70,243	67,264
Preferred stock dividends	(6,770)	(6,770)
Net income available to common stockholders	$63,473	$60,494

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.25	$0.27

Weighted average common shares outstanding:
Basic	250,173,815	225,346,407
Diluted	250,698,023	225,825,854

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(dollars in thousands) (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,484	$67,581
Adjustments to net income:
Depreciation and amortization	107,933	98,037
Amortization of share-based compensation	2,605	2,552
Non-cash rental adjustments	(3,099)	(2,449)
Amortization of net premiums on mortgages payable	(1,101)	(1,962)
Amortization of deferred financing costs	2,200	2,228
Loss on interest rate swaps	5,778	1,058
Gain on sales of real estate	(2,289)	(7,218)
Provisions for impairment on real estate	1,923	2,087
Change in assets and liabilities
Accounts receivable and other assets	5,081	892
Accounts payable, accrued expenses and other liabilities	(53,225)	(44,954)
Net cash provided by operating activities	136,290	117,852
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(313,169)	(202,781)
Improvements to real estate, including leasing costs	(902)	(1,345)
Proceeds from sales of real estate	11,038	22,274
Collection of loans receivable	12,428	-
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(4,088)	18,083
Net cash used in investing activities	(294,693)	(163,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(147,345)	(126,682)
Cash dividends to preferred stockholders	(6,770)	(6,770)
Borrowings on line of credit	1,209,000	282,000
Payments on line of credit	(794,000)	(135,000)
Principal payments on mortgages payable	(164,339)	(51,296)
Redemption of preferred units	-	(6,750)
Distributions to noncontrolling interests	(382)	(428)
Proceeds from dividend reinvestment and stock purchase plan	3,512	102,162
Proceeds from At-the-Market (ATM) program	30,547	-
Other items, including shares withheld upon vesting	(3,419)	(2,981)
Net cash provided by financing activities	126,804	54,255
Net (decrease) increase in cash and cash equivalents	(31,599)	8,338
Cash and cash equivalents, beginning of period	40,294	3,852
Cash and cash equivalents, end of period	$8,695	$12,190

For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

1.       Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2016, we owned 4,615 properties, located in 49 states and Puerto Rico, containing over 77.4 million leasable square feet.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.3 million at March 31, 2016 and $429,000 at December 31, 2015.

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

E.  In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU is effective for interim and annual periods beginning after December 15, 2017.  We have not yet adopted this topic and do not expect it to have a material impact on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  We adopted this ASU during the quarter ended March 31, 2016 and evaluated our applicable entities. The evaluation did not result in changes to our conclusions regarding consolidation of these entities (see note 9).

In April 2015, FASB, issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in this ASU require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted this ASU during the quarter ended March 31, 2016 and, as a result, reclassified deferred financing costs from other assets, net, to the applicable debt caption on the December 31, 2015 balance sheet.

In February 2016, FASB issued Topic 842, Leases, which amended Topic 840, Leases.  Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The amendments included in this topic are effective, on a retrospective or modified retrospective basis, for interim and annual periods beginning after December 15, 2018.  We have not yet adopted this topic and do not expect it to have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, which amends Topic 718, Compensation – Stock Compensation.  The FASB issued this ASU to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures, and classification on the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We early adopted this ASU during the quarter ended March 31, 2016 and it did not have a material impact on our consolidated financial statements.

3.       Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2016	2015
Acquired in-place leases	$1,063,600	$1,056,715
Accumulated amortization of acquired in-place leases	(287,011)	(264,399)
Acquired above-market leases	309,384	304,548
Accumulated amortization of acquired above-market leases	(68,562)	(62,447)
	$1,017,411	$1,034,417

	March 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2016	2015
Prepaid expenses	16,004	14,258
Credit facility origination costs, net	9,473	10,226
Restricted escrow deposits	8,247	4,179
Notes receivable issued in connection with property sales	5,477	17,905
Impounds related to mortgages payable	2,703	5,860
Corporate assets, net	2,192	2,313
Other items	361	44
	$44,457	$54,785

C. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2016	2015
Common stock distributions	$50,098	$47,963
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	128	124
	$52,483	$50,344

D. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2016	2015
Notes payable - interest payable	$30,872	$61,486
Mortgages, term loans, credit line - interest payable and interest rate swaps	12,218	6,813
Property taxes payable	11,347	13,354
Accrued costs on properties under development	6,327	9,976
Other items	25,564	24,197
	$86,328	$115,826

E. Acquired lease intangible liabilities, net, consist of the	March 31,	December 31,
following (dollars in thousands) at:	2016	2015
Acquired below-market leases	$291,013	$288,412
Accumulated amortization of acquired below-market leases	(41,559)	(37,496)
	$249,454	$250,916

F. Other liabilities consist of the following	March 31,	December 31,
(dollars in thousands) at:	2016	2015
Rent received in advance	$31,920	$42,840
Security deposits	6,546	6,418
Capital lease obligations	4,784	4,707
	$43,250	$53,965

4.       Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during the first three months of 2016 and 2015

During the first three months of 2016, we invested $352.6 million in 103 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.6%. The 103 new properties and properties under development or expansion are located in 31 states, will contain approximately 1.7 million leasable square feet, and are 100% leased with a weighted average lease term of 15.8 years. The tenants occupying the new properties operate in 18 industries and the property types consist of 85.7% retail and 14.3% industrial, based on rental revenue.  None of our investments during 2016 caused any one tenant to be 10% or more of our total assets at March 31, 2016.

The $352.6 million invested during 2016 was allocated as follows: $102.2 million to land, $243.1 million to buildings and improvements, $10.0 million to intangible assets related to leases, and $2.0 million to intangible liabilities related to leases and other assumed liabilities. We also recorded mortgage premiums of $692,000. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2016 generated total revenues of $1.1 million and net income of $408,000.

Of the $352.6 million we invested during the first three months of 2016, $348.5 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2016. During the first three months of 2016, we finalized the purchase price allocations for $193.6 million invested in the fourth quarter of 2015.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first three months of 2015, we invested $209.9 million in 83 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.9%. The 83 new properties and properties under development or expansion are located in 24 states, contain approximately 1.6 million leasable square feet, and are 100% leased with a weighted average lease term of 15.5 years. The tenants occupying the new properties operate in 12 industries and the property types consist of 74.2% retail and 25.8% industrial, based on rental revenue.

The $209.9 million invested during the first three months of 2015 was allocated as follows: $35.4 million to land, $121.5 million to buildings and improvements, $44.5 million to intangible assets related to leases, $14.1 million to other assets, net, and $5.6 million to intangible liabilities related to leases and other assumed liabilities.  There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2015 generated total revenues of $1.5 million and net income of $712,000 for the three months ended March 31, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $352.6 million we invested during the first three months of 2016, $52.1 million was invested in 23 properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.8%. Of the $209.9 million we invested during the first three months of 2015, $15.3 million was invested in 25 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.0%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $24,000 and $94,000 were recorded to general and administrative expense on our consolidated statements of income during the first three months of 2016 and 2015, respectively.

C.           Investments in Existing Properties

During the first three months of 2016, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $191,000 for re-leasing costs, $72,000 for recurring capital expenditures and $1.0 million for non-recurring building improvements.  In comparison, during the first three months of 2015, we capitalized costs of $1.3 million on existing properties in our portfolio.

D.          Properties with Existing Leases

Of the $352.6 million we invested during the first three months of 2016, approximately $26.8 million was used to acquire four properties with existing leases.  In comparison, of the $209.9 million we invested during the first three months of 2015, approximately $114.2 million was used to acquire 14 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first three months of 2016 and 2015, were $22.6 million and $21.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2016 and 2015 were $2.1 million and $1.7 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at March 31, 2016 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2016	$(6,167)	$67,900
2017	(8,170)	89,367
2018	(7,922)	86,872
2019	(6,933)	76,808
2020	(6,260)	71,590
Thereafter	44,084	384,052
Totals	$8,632	$776,589

5.                           Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our current investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2016, credit facility origination costs of $9.5 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of credit facility origination costs incurred during 2015 as a result of entering into our credit facility. These costs, as well as a portion of the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our credit facility.

At March 31, 2016, we had a borrowing capacity of $1.35 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $653.0 million, as compared to an outstanding balance of $238.0 million at December 31, 2015.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.5% during the first three months of 2016 and 1.2% during the first three months of 2015 under our previous $1.5 billion credit facility. At March 31, 2016, the effective interest rate was 1.4%.  Our credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2016, we remain in compliance with the covenants on our credit facility.

6.                           Mortgages Payable

During the first three months of 2016, we made $164.3 million in principal payments, including the repayment of seven mortgages in full for $146.7 million.  Additionally, we assumed mortgages totaling $32.5 million, excluding net premiums.  The mortgages are secured by the properties on which the debt was placed.  Approximately $9.7 million of the assumed mortgages is considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses, and the remaining $22.8 million of the assumed mortgages is non-recourse debt without such exceptions.  We expect to pay off the mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first three months of 2016, aggregate net premiums totaling $692,000 were recorded upon the assumption of a mortgage with an above-market interest rate. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2016, we remain in compliance with these covenants.

During the first three months of 2015, we made $51.3 million in principal payments, including the repayment of three mortgages in full for $49.4 million.  No mortgages were assumed during the first three months of 2015.

We did not incur any deferred financing costs on our mortgages assumed in 2016. The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $498,000 at March 31, 2016 and $553,000 at December 31, 2015. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2016 and December 31, 2015, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
3/31/16	135	5.0%	4.3%	4.3	$505,864	$8,177	$514,041
12/31/15	183	4.9%	4.1%	3.6	$637,658	$8,529	$646,187

 (1) At March 31, 2016, there were 39 mortgages on 135 properties, while at December 31, 2015, there were 44 mortgages on 183 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $58.4 million at March 31, 2016, including net unamortized discounts.  At       December 31, 2015, four mortgages on 13 properties totaling $51.1 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $22.8 million at March 31, 2016, and two mortgages totaling $15.5 million at December 31, 2015.

(2)  Stated interest rates ranged from 2.3% to 6.9% at March 31, 2016, while stated interest rates ranged from 2.0% to 6.9% at December 31, 2015.

(3)  Effective interest rates ranged from 2.3% to 8.9% at March 31, 2016, while effective interest rates ranged from 2.2% to 8.9% at December 31, 2015.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $8.7 million and deferred finance costs of $498,000, as of March 31, 2016 (dollars in millions):

Year of Maturity
2016	$21.7
2017	149.8
2018	15.5
2019	26.3
2020	82.4
Thereafter	210.2
Totals	$505.9

7.                           Term Loans

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one month LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each term loan.  The net balance of these deferred financing costs, which was $1.1 million at March 31, 2016, and $1.2 million at December 31, 2015, is included within term loans, net on our consolidated balance sheets.

8.       Notes Payable

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,
	2016	2015
5.95% notes, issued in September 2006 and due in September 2016	$275	$275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.0% notes, issued in October 2012 and due in January 2018	350	350
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	250
3.25% notes, issued in October 2012 and due in October 2022	450	450
4.65% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,650	3,650
Unamortized original issuance discounts and deferred financing costs	(31)	(32)
	$3,619	$3,618

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2016, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2016	$275
2017	175
2018	350
2019	550
2020	-
Thereafter	2,300
Totals	$3,650

As of March 31, 2016, the weighted average interest rate on our notes and bonds payable was 4.7% and the weighted average remaining years until maturity was 6.2 years.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At March 31, 2016, the remaining units from this issuance represent a 1.3% ownership in Realty Income, L.P.  Realty Income holds the remaining 98.7% interests in this entity and consolidates the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2016 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2015	$13,410	$8,327	$21,737
Redemptions	-	(101)	(101)
Distributions	(189)	(197)	(386)
Allocation of net income	64	177	241
Carrying value at March 31, 2016	$13,285	$8,206	$21,491

(1)     317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of March 31, 2016 and December 31, 2015.

(2)     534,546 Realty Income, L.P. units were issued on June 27, 2013, 331,364 units were outstanding as of December 31, 2015, and 327,364 remain outstanding as of March 31, 2016.

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

C.      During the first quarter of 2016 we adopted ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  Accordingly, at March 31, 2016 we determined that both Tau Operating Partnership and Realty Income, L.P. are VIEs. We have concluded that we are the primary beneficiary of these VIEs, based on our controlling financial interests.  We evaluated the minority unitholder rights noting that they do not hold substantive kick-out rights or participating rights. Below is a summary of selected financial data of consolidated VIEs for which we are the primary beneficiary included in the consolidated balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Net real estate	$3,041,765	$3,033,180
Total assets	3,525,643	3,529,667
Total debt	241,044	389,105
Total liabilities	342,149	478,955

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

	Carrying value per	Estimated fair
At March 31, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.5	$5.7
Mortgages payable assumed in connection with acquisitions, net	514.0	511.1
Notes and bonds payable, net	3,619.1	3,832.6

	Carrying value per	Estimated fair
At December 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$17.9	$19.4
Mortgages payable assumed in connection with acquisitions, net	646.2	651.5
Notes and bonds payable, net	3,618.0	3,828.1

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

We record interest rate swaps on the consolidated balance sheet at fair value. At March 31, 2016, interest rate swaps valued at $9.7 million were included in accounts payable and accrued expenses on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

11.     Gain on Sales of Real Estate

During the first three months of 2016, we sold 11 investment properties for $11.0 million, which resulted in a gain of $2.3 million.  During the first three months of 2015, we sold nine investment properties for $22.3 million, which resulted in a gain of $7.2 million.

12.     Impairments

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

For the first three months of 2016, we recorded total provisions for impairment of $1.9 million on one property classified as held for sale, one property classified as held for investment, and six sold properties, in the following industries: one in the automotive parts industry, one in the convenience stores industry, one in the furniture stores industry, one in the health and fitness industry, two in the restaurant-casual dining industry, and two in industries we classify as “other.” For the first three months of 2015, we recorded total provisions for impairment of $2.1 million on two sold properties and one property disposed of other than by sale, all of which are in the restaurant-casual dining industry.

13.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first three months of 2016 and 2015:

Month	2016	2015
January	$0.1910000	$0.1834167
February	0.1985000	0.1890000
March	0.1985000	0.1890000

Total	$0.5880000	$0.5614167

At March 31, 2016, a distribution of $0.199 per common share was payable and was paid in April 2016.

B.      Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first three months of 2016 and 2015, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $6.8 million, and at March 31, 2016, a monthly dividend of $0.138021 per share was payable and was paid in April 2016.  We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended
	March 31,
	2016	2015
Weighted average shares used for the basic net income
per share computation	250,173,815	225,346,407
Incremental shares from share-based compensation	207,186	162,425
Weighted average partnership common units convertible
to common shares that were dilutive	317,022	317,022
Weighted average shares used for diluted net
income per share computation	250,698,023	225,825,854
Unvested shares from share-based compensation that
were anti-dilutive	400	111,338
Weighted average partnership common units convertible
to common shares that were anti-dilutive	330,045	440,546

15.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $84.1 million in the first three months of 2016 and $85.9 million in the first three months of 2015.

Interest capitalized to properties under development was $126,000 in the first three months of 2016 and $94,000 the first three months of 2015.

Cash paid for income taxes was $1.6 million in the first three months of 2016 and $1.8 million the first three months of 2015.

The following non-cash activity is included in the accompanying consolidated financial statements:

A.     During the first three months of 2016, we assumed mortgages payable to third-party lenders of $32.5 million, and recorded $692,000 of net premiums.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2016	2015
Segment net real estate:
Apparel	$178,727	$180,175
Automotive service	128,335	129,328
Automotive tire services	244,978	247,200
Beverages	296,655	297,724
Child care	51,898	52,391
Convenience stores	717,540	723,092
Dollar stores	1,148,793	1,158,948
Drug stores	1,395,454	1,386,387
Financial services	252,094	254,022
Grocery stores	328,963	331,565
Health and fitness	841,726	839,872
Health care	220,103	220,018
Home improvement	266,969	268,974
Restaurants-casual dining	554,255	421,235
Restaurants-quick service	506,212	466,802
Theaters	369,587	371,617
Transportation services	715,050	686,041
Wholesale club	449,311	452,563
29 other non-reportable segments	2,201,617	2,130,930
Total segment net real estate	10,868,267	10,618,884

Intangible assets:
Apparel	47,033	48,116
Automotive service	18,831	19,131
Automotive tire services	12,784	13,202
Beverages	2,474	2,538
Convenience stores	15,475	15,843
Dollar stores	55,436	56,420
Drug stores	187,249	189,631
Financial services	33,391	34,626
Grocery stores	41,785	42,823
Health and fitness	63,720	65,037
Health care	28,684	29,950
Home improvement	41,188	42,630
Restaurants-casual dining	9,078	9,392
Restaurants-quick service	35,243	32,612
Theaters	16,710	17,673
Transportation services	89,349	92,602
Wholesale club	35,342	36,215
Other non-reportable segments	283,639	285,976

Goodwill:
Automotive service	445	448
Automotive tire services	863	865
Child care	5,027	5,034
Convenience stores	2,008	2,009
Restaurants-casual dining	2,196	2,215
Restaurants-quick service	1,080	1,082
Other non-reportable segments	3,664	3,668
Other corporate assets	136,142	176,757
Total assets	$12,037,103	$11,845,379

Revenue for the three months ended March 31,	2016	2015
Segment rental revenue:
Apparel	$4,875	$4,931
Automotive service	4,677	4,322
Automotive tire services	7,264	7,090
Beverages	6,404	6,328
Child care	5,092	5,020
Convenience stores	22,864	22,517
Dollar stores	22,595	21,947
Drug stores	28,421	22,598
Financial services	4,313	4,264
Grocery stores	7,645	7,356
Health and fitness	21,304	16,015
Health care	4,016	4,017
Home improvement	6,054	5,178
Restaurants-casual dining	9,835	9,449
Restaurants-quick service	12,794	10,361
Theaters	13,449	12,190
Transportation services	13,091	12,951
Wholesale club	9,370	9,341
29 other non-reportable segments	52,738	49,247
Total rental revenue	256,801	235,122
Tenant reimbursements	9,105	9,963
Other revenue	1,210	1,782
Total revenue	$267,116	$246,867

17.     Common Stock Incentive Plan

In 2012, our Board of Directors adopted and stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to motivate, attract and retain the services of directors and employees considered essential to our long-term success. The 2012 Plan offers our directors and employees an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2012 plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units and other awards, will be no more than 3,985,734 shares. The 2012 Plan has a term of ten years from the date it was adopted by our Board of Directors.

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.6 million during the first three months of 2016 and 2015.

A.   Restricted Stock

During the first three months of 2016, we granted 141,139 shares of common stock under the 2012 Plan. These shares generally vest over a five-year service period.

As of March 31, 2016, the remaining unamortized share-based compensation expense related to restricted stock totaled $19.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares and Restricted Stock Units

During the first three months of 2016, we granted 58,569 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first three months of 2016, we also granted 11,098 restricted stock units that vest over a five year service period and have the same economic rights as shares of restricted stock.

As of March 31, 2016, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $6.2 million.  The fair value of the performance share was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

18.     Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first three months of 2016, we issued 61,458 shares and raised approximately $3.5 million under the DRSPP.  During the first three months of 2015, we issued 2,023,276 shares and raised approximately $102.2 million under the DRSPP.  From the inception of the DRSPP through March 31, 2016, we have issued 12,761,320 shares and raised approximately $585.1 million.

We pay for a majority of the plan-related fees related to our DRSPP.  Additionally, our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2016, we did not issue shares under the waiver approval process. During the first three months of 2015, we issued 1,980,994 shares and raised $100.0 million under the waiver approval process.  These shares are included in the total activity for the first three months of 2015 noted in the preceding paragraph.

19.     At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  During the first three months of 2016, we issued 500,000 shares and raised approximately $30.5 million under the ATM program.

20.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2016, we had commitments of $687,000 for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2016, we had committed $19.6 million under construction contracts, which is expected to be paid in the next twelve months.

21.     Subsequent Events

In April 2016, we declared the following dividends, which will be paid in May 2016:

•                  $0.199 per share to our common stockholders and

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015.

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 real estate company with the primary business objective of generating dependable monthly cash dividends from a consistent and predictable level of cash flow from operations. Our monthly dividends are supported by the cash flow from our property portfolio. We have in-house acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting, information technology, and capital markets capabilities. Over the past 47 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.

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

•                  Optimum value of the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and

•                  Investment opportunities in new asset classes for the portfolio.

At March 31, 2016, we owned a diversified portfolio:

•                  Of 4,615 properties;

•                  With an occupancy rate of 97.8%, or 4,514 properties leased and 101 properties available for lease;

•                  Leased to 243 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 77.4 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,780 square feet; approximately 11,600 square feet per retail property and 217,600 square feet per industrial property.

Of the 4,615 properties in the portfolio, 4,595, or 99.6%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2016, of the 4,595 single-tenant properties, 4,494 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 10.0 years.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net leases generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of March 31, 2016, consisted of 4,615 properties located in 49 states and Puerto Rico, leased to 243 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.0% of our rental revenue for the quarter ended March 31, 2016.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through the selection of prime locations, service, quality control, economies of scale, strong consumer brands, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at March 31, 2016 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns.

Underwriting Strategy

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers, and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligation is less than the tenant’s unsecured general obligations. It has been our experience that tenants must retain their profitable and critical locations in order to survive.  Therefore, in the event of reorganization, they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property. Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to proactively sell locations that are weaker performers.

In order to be considered for acquisition, properties must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit criteria. We have established a four-part analysis that examines each potential investment based on:

•                  Overall real estate characteristics, including property value and comparative rental rates;

•                  Industry, company, market conditions, and credit profile;

•                  Store profitability for retail locations, if profitability data is available; and

•                  The importance of the real estate location to the operations of the tenants’ business.

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At March 31, 2016, our top 20 tenants represent approximately 54% of our annualized revenue and eight of these tenants have investment grade credit ratings or are subsidiaries of investment grade rated companies.

Asset Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries and the locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality.

We regularly review and analyze:

•                  The quality of the underlying real estate locations;

•                  The performance of the various industries of our tenants; and

•                  The operation, management, business planning, and financial condition of our tenants.

We have an active asset management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; or

•                  Decrease tenant or industry concentration.

At March 31, 2016, we classified six properties with a carrying amount of $1.8 million as held for sale on our balance sheet. For 2016, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $50 to $75 million in property sales in 2016.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2016 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 47-year policy of paying monthly dividends.  In addition, we increased the dividend three times during 2016.  As of April 2016, we have paid 74 consecutive quarterly dividend increases and increased the dividend 85 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2016 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2015	Jan 2016	$0.1910000	$0.0005000
2nd increase	Jan 2016	Feb 2016	0.1985000	0.0075000
3rd increase	Mar 2016	Apr 2016	0.1990000	0.0005000

The dividends paid per share during the first three months of 2016 totaled approximately $0.588, as compared to approximately $0.561 during the first three months of 2015, an increase of $0.027, or 4.8%.

The monthly dividend of $0.199 per share represents a current annualized dividend of $2.388 per share, and an annualized dividend yield of approximately 3.8% based on the last reported sale price of our common stock on the NYSE of $62.51 on March 31, 2016. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the First Three Months of 2016

During the first three months of 2016, we invested $352.6 million in 103 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.6%. The 103 new properties and properties under development or expansion are located in 31 states, will contain approximately 1.7 million leasable square feet, and are 100% leased with a weighted average lease term of 15.8 years. The tenants occupying the new properties operate in 18 industries and the property types consist of 85.7% retail and 14.3% industrial, based on rental revenue.  None of our investments during 2016 caused any one tenant to be 10% or more of our total assets at March 31, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $352.6 million we invested during the first three months of 2016, $52.1 million was invested in 23 properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.8%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At March 31, 2016, we had 101 properties available for lease out of 4,615 properties in our portfolio, which represents a 97.8% occupancy rate based on the number of properties in our portfolio.  Since December 31, 2015, when we reported 71 properties available for lease out of 4,538 and a 98.4% occupancy rate, we:

•                  Had 77 lease expirations (including leases rejected in bankruptcy);

•                  Re-leased 38 properties; and

•                  Sold nine vacant properties.

Of the 38 properties re-leased during the first three months of 2016, 29 properties were re-leased to existing tenants, five were re-leased to new tenants without vacancy, and four were re-leased to new tenants after a period of vacancy.  The annual rent on these 38 leases was $6,076,000, as compared to the previous rent on these same properties of $5,421,000, which represents a rent recapture rate of 112.1%. Excluding re-lease activity resulting from the redevelopment of properties, annual rent on 33 leases was $4,686,000, as compared to the previous rent on these properties of $4,590,000, which represents a rent recapture rate of 102.1%.

At March 31, 2016, our average annualized rental revenue was approximately $13.46 per square foot on the 4,514 leased properties in our portfolio.  At March 31, 2016, we classified six properties with a carrying amount of $1.8 million as held for sale on our balance sheet.  The expected disposal of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the first three months of 2016, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $191,000 for re-leasing costs, $72,000 for recurring capital expenditures and $1.0 million for non-recurring building improvements.  In the first three months of 2015, we capitalized costs of $1.3 million on existing properties in our portfolio.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $63.5 million in the first three months of 2016, compared to $60.5 million in the first three months of 2015, an increase of $3.0 million. On a diluted per common share basis, net income was $0.25 in the first three months of 2016, as compared to $0.27 in the first three months of 2015, a decrease of $0.02, or 7.4%. Net income available to common stockholders for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 net income per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2016 were $2.3 million, as compared to gains from the sales of properties of $7.2 million during the first three months of 2015.

Funds from Operations Available to Common Stockholders (FFO)

In the first three months of 2016, our FFO increased by $17.7 million, or 11.6%, to $170.6 million, compared to $152.9 million in the first three months of 2015.  On a diluted per common share basis, FFO was $0.68 in the first three months of 2016 and 2015. FFO for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 per share, resulting from fair value adjustments on our interest rate swaps, as described above.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2016, our AFFO increased by $23.8 million, or 15.6%, to $175.9 million, compared to $152.1 million in the first three months of 2015. On a diluted per common share basis, AFFO was $0.70 in the first three months of 2016, compared to $0.67 in the first three months of 2015, an increase of $0.03, or 4.5%.

See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long-term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowing on our credit facility and periodically through public securities offerings.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2016, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.13 billion, or approximately 24.1% of our total market capitalization of $21.27 billion.

We define our total market capitalization at March 31, 2016 as the sum of:

•                  Shares of our common stock outstanding of 251,081,853, plus total common units outstanding of 644,386, multiplied by the last reported sales price of our common stock on the NYSE of $62.51 per share on March 31, 2016, or $15.74 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $653.0 million on our credit facility;

•                  Outstanding mortgages payable of $505.9 million, excluding net mortgage premiums of $8.7 million and deferred financing costs of $498,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $1.1 million; and

•                  Outstanding senior unsecured notes and bonds of $3.65 billion, excluding unamortized original issuance discounts of $12.9 million and deferred financing costs of $17.9 million.

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  During the first three months of 2016, we issued 500,000 shares and raised approximately $30.5 million under the ATM program.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2016, we issued 61,458 shares and raised approximately $3.5 million under the DRSPP. During the first three months of 2016, we did not issue shares under the waiver approval process.

Universal Shelf Registration

In December 2015, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in December 2018. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Mortgage Debt

As of March 31, 2016, we had $505.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at March 31, 2016, we had net premiums totaling $8.7 million on these mortgages and deferred financing costs of $498,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During the first three months of 2016, we made $164.3 million of principal payments, including the repayment of seven mortgages in full for $146.7 million.

Term Loans

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing June 30, 2020.  Borrowing under this term loan bears interest at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, or ARCT, we entered into a $70 million senior unsecured term loan maturing in January 2018.  Borrowing under the term loan bears interest at LIBOR, plus 1.20%.  In conjunction with this term loan, we also acquired an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our current investment grade credit ratings provide for financing at LIBOR, plus 0.9%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2016, we had a borrowing capacity of $1.35 billion available on our credit facility and an outstanding balance of $653.0 million.  The interest rate on borrowings outstanding under our credit facility, at March 31, 2016, was 1.4% per annum.  We must comply with various financial and other covenants in our credit facility.  At March 31, 2016, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2016, sorted by maturity date (dollars in millions):

5.95% notes, issued in September 2006 and due in September 2016	$275
5.375% notes, issued in September 2005 and due in September 2017	175
2.0% notes, issued in October 2012 and due in January 2018	350
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
3.25% notes, issued in October 2012 and due in October 2022	450
4.65% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
Total principal amount	$3,650
Unamortized original issuance discounts and deferred financing costs	(31)
$3,619

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, which we remain in compliance with at March 31, 2016. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2016 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	40.3%
Limitation on incurrence of secured debt	< 40% of adjusted assets	4.1%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	255.7%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2015, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2015, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at March 31, 2016 (in thousands, for trailing twelve months):

Net income attributable to the Company	$286,746
Plus: interest expense	226,583
Plus: provision for taxes	3,059
Plus: depreciation and amortization	419,111
Plus: provisions for impairment	10,395
Plus: pro forma adjustments	39,610
Less: gain on sales of real estate	(17,314)
Income available for debt service, as defined	$968,190
Total pro forma debt service charge	$211,053
Debt service coverage ratio	4.6

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at March 31, 2016 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$968,190
Pro forma debt service charge plus preferred stock dividends	$238,133
Fixed charge coverage ratio	4.1

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2016, we had cash and cash equivalents totaling $8.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. We are currently assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the current facility interest rate is LIBOR plus 0.9% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.3% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of March 31, 2016 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2016	$-		$275.0		$-		$21.7		$157.8		$1.1		$9.9		$20.3		$485.8
2017	-		175.0		-		149.8		186.8		1.5		13.4		-		526.5
2018	-		350.0		70.0		15.5		168.2		1.6		13.3		-		618.6
2019	653.0		550.0		-		26.3		148.7		1.4		13.2		-		1,392.6
2020	-		-		250.0		82.4		118.2		1.4		13.0		-		465.0
Thereafter	-		2,300.0		-		210.2		452.2		23.2		119.0		-		3,104.6
Totals	$653.0		$3,650.0		$320.0		$505.9		$1,231.9		$30.2		$181.8		$20.3		$6,593.1

(1)     The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)     Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at March 31, 2016, is $12.9 million. Also excludes deferred financing costs of $17.9 million.

(3)     Excludes deferred financing costs of $1.1 million.

(4)     Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2016, is $8.7 million. Also excludes deferred financing costs of $498,000.

(5)     Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of March 31, 2016 through their respective maturity dates.

(6)     Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)     Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)     “Other” consists of $19.6 million of commitments under construction contracts and $687,000 of commitments for tenant improvements and leasing costs.

Our credit facility, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2015, our cash distributions to preferred and common stockholders totaled $560.3 million, or approximately 136.9% of our estimated taxable income of $409.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first three months of 2016 totaled $147.3 million, representing 83.7% of our adjusted funds from operations available to common stockholders of $175.9 million. In comparison, our cash distributions to common stockholders in 2015 totaled $533.2 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $647.0 million.

The Class F preferred stockholders receive cumulative distributions at a rate of 6.625% per annum on the $25.00 per share liquidation preference (equivalent to $1.65625 per annum per share). Dividends on our Class F preferred stock are current.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 23.8% of the distributions to our common stockholders, made or deemed to have been made in 2015, were classified as a return of capital for federal income tax purposes. We estimate that in 2016, between 20% and 35% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a comparison of our results of operations for the three months ended March 31, 2016, to the three months ended March 31, 2015.

Rental Revenue

Rental revenue was $256.8 million for the first three months of 2016, as compared to $235.1 million for the first three months of 2015, an increase of $21.7 million, or 9.2%. The increase in rental revenue in the first three months of 2016 compared to the first three months of 2015 is primarily attributable to:

•      The 80 properties (1.5 million square feet) we acquired in the first three months of 2016, which generated $1.1 million of rent in the first three months of 2016;

•      The 254 properties (5.6 million square feet) we acquired in 2015, which generated $20.0 million of rent in the first three months of 2016, compared to $1.5 million in the first three months of 2015, an increase of $18.5 million;

•      Same store rents generated on 4,112 properties (67.3 million square feet) during the first three months of 2016 and 2015, increased by $2.8 million, or 1.3%, to $224.7 million from $221.9 million;

•      A net increase in straight-line rent and other non-cash adjustments to rent of $219,000 in the first three months of 2016 as compared to the first three months of 2015;

•      A net decrease of $1.5 million relating to properties sold in the first three months of 2016 and during 2015; and

•      A net increase of $550,000 relating to the aggregate of (i) rental revenue from properties (135 properties comprising 1.3 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $7.6 million in the first three months of 2016, compared to $7.1 million in the first three months of 2015.

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

Of the 4,615 properties in the portfolio at March 31, 2016, 4,595, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,595 single-tenant properties, 4,494, or 97.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 10.0 years at March 31, 2016. Of our 4,494 leased single-tenant properties, 3,984 or 88.7% were under leases that provide for increases in rents through:

•      Base rent increases tied to a consumer price index (typically subject to ceilings);

•      Percentage rent based on a percentage of the tenants’ gross sales;

•      Fixed increases; or

•      A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.7 million in the first three months of 2016 and $1.4 million in the first three months of 2015.  Percentage rent in the first three months of 2016 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2016.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2016, our portfolio of 4,615 properties was 97.8% leased with 101 properties available for lease, as compared to 98.4% leased, with 71 properties available for lease at December 31, 2015, and 98.0% leased with 86 properties available for lease at March 31, 2015. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $9.1 million in the first three months of 2016, compared to $10.0 million in the first three months of 2015. Our tenant reimbursements approximate our reimbursable property expenses for any given period.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $1.2 million in the first three months of 2016, compared to $1.8 million in the first three months of 2015.

Depreciation and Amortization

Depreciation and amortization was $107.9 million for the first three months of 2016, compared to $98.0 million for the first three months of 2015. The increase in depreciation and amortization in the first three months of 2016 was primarily due to the acquisition of properties in 2015 and the first three months of 2016, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2016	2015
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$53,169	$56,576
Credit facility commitment fees	758	656
Amortization of credit facility origination costs and deferred financing costs	2,123	2,156
Loss on interest rate swaps	5,778	1,058
Amortization of net mortgage premiums	(1,101)	(1,961)
Capital lease obligation	77	77
Interest capitalized	(126)	(94)
Interest expense	$60,678	$58,468

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$4,858,114	$4,982,170
Average interest rates	4.29%	4.52%

The increase in interest expense from the first three months of 2015 to the first three months of 2016 was primarily due to an increase in non-cash losses resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded to interest expense. We recorded a loss on interest rate swaps of $5.8 million during the first three months of 2016, compared to a loss of $1.1 million during the first three months of 2015.  This increase was offset by lower average outstanding debt balances and lower average interest rates during the first three months of 2016 compared to the first three months of 2015.

At March 31, 2016, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.65 billion (excluding unamortized original issuance discounts of $12.9 million and deferred financing costs of $17.9 million) was 4.7%;

•                  Mortgages payable of $505.9 million (excluding net premiums totaling $8.7 million and deferred financing costs of $498,000 on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $653.0 million was 1.4%;

•                  Term loans outstanding borrowings of $320.0 million (excluding deferred financing costs of $1.1 million) was 1.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.13 billion was 4.1%.

General and Administrative Expenses

General and administrative expenses decreased by $544,000 to $12.3 million for the first three months of 2016, compared to $12.9 million for the first three months of 2015.  Included in general and administrative expenses are acquisition transaction costs of $24,000 for the first three months of 2016 and $94,000 for the first three months of 2015. In April 2016, we had 133 employees, as compared to 131 employees in April 2015.

	Three months ended
	March 31,
Dollars in thousands	2016	2015
General and administrative expenses	$12,318	$12,862
Total revenue(1)	258,011	236,904
General and administrative expenses as a percentage of total revenue	4.8%	5.4%

(1) Excludes all tenant reimbursements revenue and gain on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and expenses we are responsible for on some of the leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio expenses include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2016, 101 properties were available for lease, as compared to 71 properties at December 31, 2015 and 86 properties at March 31, 2015.

Property expenses were $15.1 million (including $9.1 million in reimbursable expenses) in the first three months of 2016 and $14.0 million (including $10.0 million in reimbursable expenses) in the first three months of 2015. The increase in gross property expenses in the first three months of 2016 is primarily attributable to the increased portfolio size due to our acquisitions during 2015 and the first three months of 2016.

	Three months ended
	March 31,
Dollars in thousands	2016	2015
Property expenses net of tenant reimbursements	$6,000	$4,013
Total revenue(1)	258,011	236,904
Property expenses net of tenant reimbursements as a percentage of total revenue	2.3%	1.7%

(1) Excludes all tenant reimbursements revenue and gain on sales.

Income Taxes

Income taxes were $964,000 in the first three months of 2016, compared to $1.1 million in the first three months of 2015. These amounts are for city and state income and franchise taxes paid by Realty Income and its subsidiaries.

Provisions for Impairment

For the first three months of 2016, we recorded total provisions for impairment of $1.9 million on one property classified as held for sale, one property classified as held for investment, and six sold properties. For the first three months of 2015, we recorded total provisions for impairment of $2.1 million on two sold properties and one property disposed of other than sale.

Gain on Sales of Real Estate

During the first three months of 2016, we sold 11 investment properties for $11.0 million, which resulted in a gain of $2.3 million.  During the first three months of 2015, we sold nine investment properties for $22.3 million, which resulted in a gain of $7.2 million.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the first three months of 2016 and 2015.

Net Income Available to Common Stockholders

Net income available to common stockholders was $63.5 million in the first three months of 2016, compared to $60.5 million in the first three months of 2015, an increase of $3.0 million. On a diluted per common share basis, net income was $0.25 in the first three months of 2016, as compared to $0.27 in the first three months of 2015, a decrease of $0.02, or 7.4%. Net income available to common stockholders for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 net income per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The calculation to determine net income available to common stockholders includes impairments and/or gains from the sale of properties. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, a non-GAAP financial measure, means, for the most recent quarter, earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, and (v) gain on sales of properties. Our EBITDA may not be comparable to EBITDA reported by other companies that interpret the definitions of EBITDA differently than we do. Management believes EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. EBITDA should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to EBITDA, which is used by management as a measure of leverage, is calculated by annualizing quarterly EBITDA and then dividing by our total debt (excluding all unamortized deferred financing costs, net mortgage premiums and original issuance discounts).

	Three months ended
	March 31,
	2016	2015
Net income	$70,484	$67,581
Interest	60,678	58,468
Taxes	964	1,074
Depreciation and amortization	107,933	98,037
Impairment loss	1,923	2,087
Gain on sales	(2,289)	(7,218)
Quarterly EBITDA	$239,693	$220,029

Annualized EBITDA	$958,772	$880,116
Total Debt	$5,128,864	$5,024,715
Debt/EBITDA	5.3	5.7

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the first three months of 2016, our FFO increased by $17.7 million, or 11.6%, to $170.6 million, compared to $152.9 million in the first three months of 2015.  On a diluted per common share basis, FFO was $0.68 in the first three months of 2016 and 2015. FFO for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2016	2015
Net income available to common stockholders	$63,473	$60,494
Depreciation and amortization	107,933	98,037
Depreciation of furniture, fixtures and equipment	(193)	(185)
Provisions for impairment on investment properties	1,923	2,087
Gain on sales of investment properties	(2,289)	(7,218)
FFO adjustments allocable to noncontrolling interests	(218)	(315)
FFO available to common stockholders	$170,629	$152,900

FFO per common share, basic and diluted (1)	$0.68	$0.68

Distributions paid to common stockholders	$147,345	$126,682

FFO in excess of distributions paid to common stockholders	$23,284	$26,218

Weighted average number of common shares used for computation per share:
Basic	250,173,815	225,346,407
Diluted (1)	250,381,001	225,508,832

(1)     The computation of diluted FFO does not assume conversion of securities that are convertible to common shares if the conversion of those securities would increase diluted FFO per share in a given period.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts’ definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, and reduced by gains on property sales.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In the first three months of 2016, our AFFO increased by $23.8 million, or 15.6%, to $175.9 million, compared to $152.1 million in the first three months of 2015. On a diluted per common share basis, AFFO was $0.70 in the first three months of 2016, compared to $0.67 in the first three months of 2015, an increase of $0.03, or 4.5%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2016	2015
Net income available to common stockholders	$63,473	$60,494
Cumulative adjustments to calculate FFO (1)	107,156	92,406
FFO available to common stockholders	170,629	152,900
Amortization of share-based compensation	2,605	2,552
Amortization of deferred financing costs (2)	1,299	1,293
Amortization of net mortgage premiums	(1,041)	(1,884)
Gain on early extinguishment of debt	(60)	(78)
Loss on interest rate swaps	5,778	1,058
Leasing costs and commissions	(191)	(313)
Recurring capital expenditures	(72)	(1,032)
Straight-line rent	(5,151)	(4,191)
Amortization of above and below-market leases	2,052	1,742
Other adjustments (3)	70	74
Total AFFO available to common stockholders (4)	$175,918	$152,121

AFFO per common share:
Basic	$0.70	$0.68
Diluted	$0.70	$0.67

Distributions paid to common stockholders	$147,345	$126,682

AFFO in excess of distributions paid to common stockholders	$28,573	$25,439

Weighted average number of common shares used for computation per share:
Basic	250,173,815	225,346,407
Diluted (4)	250,381,001	225,508,832

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2016, we owned a diversified portfolio:

•      Of 4,615 properties;

•      With an occupancy rate of 97.8%, or 4,514 properties leased and 101 properties available for lease;

•      Leased to 243 different commercial tenants doing business in 47 separate industries;

•      Located in 49 states and Puerto Rico;

•      With over 77.4 million square feet of leasable space; and

•      With an average leasable space per property of approximately 16,780 square feet; approximately 11,600 square feet per retail property and 217,600 square feet per industrial property.

At March 31, 2016, of our 4,615 properties, 4,514 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At March 31, 2016, our 243 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 277 additional tenants, representing approximately 5% of our annualized revenue at March 31, 2016, which brings our total tenant count to 520 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Retail industries
Apparel stores	1.9%	2.0%	2.0%	1.9%	1.7%	1.4%
Automotive collision services	1.0	1.0	0.8	0.8	1.1	0.9
Automotive parts	1.3	1.4	1.3	1.2	1.0	1.2
Automotive service	1.8	1.9	1.8	2.1	3.1	3.7
Automotive tire services	2.8	2.9	3.2	3.6	4.7	5.6
Book stores	*	*	*	*	0.1	0.1
Child care	2.0	2.0	2.2	2.8	4.5	5.2
Consumer electronics	0.3	0.3	0.3	0.3	0.5	0.5
Convenience stores	9.0	9.2	10.1	11.2	16.3	18.5
Crafts and novelties	0.4	0.5	0.5	0.5	0.3	0.2
Dollar stores	8.8	8.9	9.6	6.2	2.2	-
Drug stores	11.0	10.6	9.5	8.1	3.5	3.8
Education	0.3	0.3	0.4	0.4	0.7	0.7
Entertainment	0.5	0.5	0.5	0.6	0.9	1.0
Equipment services	*	0.1	0.1	0.1	0.1	0.2
Financial services	1.3	1.3	1.4	1.5	0.2	0.2
General merchandise	1.4	1.4	1.2	1.1	0.6	0.6
Grocery stores	3.0	3.0	3.0	2.9	3.7	1.6
Health and fitness	8.3	7.7	7.0	6.3	6.8	6.4
Health care	0.9	1.0	1.1	1.1	-	-
Home furnishings	0.7	0.7	0.7	0.9	1.0	1.1
Home improvement	2.4	2.4	1.7	1.6	1.5	1.7
Jewelry	0.1	0.1	0.1	0.1	-	-
Motor vehicle dealerships	1.6	1.6	1.6	1.6	2.1	2.2
Office supplies	0.3	0.3	0.4	0.5	0.8	0.9
Pet supplies and services	0.7	0.7	0.7	0.8	0.6	0.7
Restaurants - casual dining	3.8	3.8	4.3	5.1	7.3	10.9
Restaurants - quick service	5.0	4.2	3.7	4.4	5.9	6.6
Shoe stores	0.5	0.5	0.1	0.1	0.1	0.2
Sporting goods	1.8	1.8	1.6	1.7	2.5	2.7
Theaters	5.2	5.1	5.3	6.2	9.4	8.8
Transportation services	0.1	0.1	0.1	0.1	0.2	0.2
Wholesale clubs	3.6	3.8	4.1	3.9	3.2	0.7
Other	*	*	*	0.1	0.1	0.1
Retail industries	81.8%	81.1%	80.4%	79.8%	86.7%	88.6%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Non-retail industries
Aerospace	1.0	1.1	1.2	1.2	0.9	0.5
Beverages	2.5	2.7	2.8	3.3	5.1	5.6
Consumer appliances	0.5	0.6	0.5	0.6	0.1	-
Consumer goods	1.0	0.9	0.9	1.0	0.1	-
Crafts and novelties	0.1	0.1	0.1	0.1	-	-
Diversified industrial	0.9	0.8	0.5	0.2	0.1	-
Electric utilities	0.1	0.1	0.1	*	-	-
Equipment services	0.5	0.4	0.5	0.4	0.3	0.2
Financial services	0.4	0.4	0.4	0.5	0.4	0.3
Food processing	1.2	1.2	1.4	1.5	1.3	0.7
General merchandise	0.3	0.3	0.3	-	-	-
Government services	1.1	1.2	1.3	1.4	0.1	0.1
Health care	0.6	0.7	0.7	0.8	*	*
Home furnishings	0.1	0.2	0.2	0.2	-	-
Insurance	0.1	0.1	0.1	0.1	*	-
Machinery	0.1	0.1	0.2	0.2	0.1	-
Other manufacturing	0.8	0.7	0.7	0.6	-	-
Packaging	0.8	0.8	0.8	0.9	0.7	0.4
Paper	0.1	0.1	0.1	0.2	0.1	0.1
Shoe stores	0.2	0.2	0.8	0.9	-	-
Telecommunications	0.6	0.7	0.7	0.7	0.8	0.7
Transportation services	5.0	5.3	5.1	5.3	2.2	1.6
Other	0.2	0.2	0.2	0.1	1.0	1.2
Non-retail industries	18.2%	18.9%	19.6%	20.2%	13.3%	11.4%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*   Less than 0.1%

(1)  Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of March 31, 2016 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	March 31, 2016	(1)	Revenue
Retail	4,454	51,672,900	$203,622		79.2%
Industrial	102	22,195,500	32,755		12.8
Office	44	3,403,200	15,033		5.9
Agriculture	15	184,500	5,340		2.1

Totals	4,615	77,456,100	$256,750		100.0%

(1)      Includes rental revenue for all properties owned at March 31, 2016.  Excludes revenue of $51 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at March 31, 2016:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	176	6.8%
FedEx	40	5.3%
Dollar General	524	4.5%
LA Fitness	47	4.2%
Dollar Tree / Family Dollar	457	4.1%
Circle K / The Pantry	301	2.9%
AMC Theaters	22	2.8%
BJ’s Wholesale Clubs	15	2.6%
Diageo	17	2.4%
Northern Tier Retail / SuperAmerica	134	2.1%
GPM Investments / Fas Mart	217	2.0%
Regal Cinemas	22	2.0%
Rite Aid	69	2.0%
CVS Pharmacy	61	2.0%
Life Time Fitness	9	2.0%
TBC Corporation	149	1.7%
Walmart / Sam’s Club	19	1.3%
NPC International	193	1.2%
FreedomRoads / Camping World	18	1.2%
Smart & Final	36	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,454 retail properties included in the 4,615 total properties owned at March 31, 2016, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	March 31, 2016	(1)	Revenue
Tenants Providing Services
Automotive collision services	50	$2,536		1.2%
Automotive service	236	4,677		2.3
Child care	205	5,088		2.5
Education	15	867		0.4
Entertainment	11	1,232		0.6
Equipment services	2	111		0.1
Financial services	118	3,312		1.6
Health and fitness	87	21,304		10.6
Health care	27	1,096		0.6
Theaters	45	13,449		6.6
Transportation services	3	235		0.1
Other	9	99		*
	808	54,006		26.6
Tenants Selling Goods and Services
Automotive parts (with installation)	64	1,520		0.7
Automotive tire services	185	7,264		3.6
Convenience stores	759	22,740		11.2
Motor vehicle dealerships	24	4,201		2.1
Pet supplies and services	13	736		0.3
Restaurants - casual dining	337	8,950		4.4
Restaurants - quick service	523	12,787		6.3
	1,905	58,198		28.6
Tenants Selling Goods
Apparel stores	28	4,947		2.4
Automotive parts	76	1,772		0.9
Book stores	1	104		*
Consumer electronics	7	658		0.3
Crafts and novelties	11	1,142		0.6
Dollar stores	981	22,595		11.1
Drug stores	299	26,961		13.2
General merchandise	72	3,549		1.7
Grocery stores	70	7,573		3.7
Home furnishings	60	1,733		0.9
Home improvement	54	5,385		2.6
Jewelry	4	175		0.1
Office supplies	9	716		0.4
Shoe stores	2	182		0.1
Sporting goods	35	4,556		2.2
Wholesale clubs	32	9,370		4.6
	1,741	91,418		44.8
Total Retail Properties	4,454	$203,622		100.0%

* Less than 0.1%

(1)	Includes rental revenue for all retail properties owned at March 31, 2016. Excludes revenue of $53,128 from non-retail properties and $51 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,494 net leased, single-tenant properties as of March 31, 2016 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
				Rental				Rental			Rental
				Revenue				Revenue			Revenue
				for the				for the			for the
	Number			Quarter		% of		Quarter	% of		Quarter	% of
	of Leases		Approx.	Ended		Total	Number	Ended	Total	Number	Ended	Total
	Expiring		Leasable	Mar 31,		Rental	of Leases	Mar 31,	Rental	of Leases	Mar 31,	Rental
Year	Retail	Non-Retail	Sq. Feet	2016	(2)	Revenue	Expiring	2016	Revenue	Expiring	2016	Revenue

2016	100	-	630,800	$2,754		1.1%	47	$1,016	0.4%	53	$1,738	0.7%
2017	198	1	1,929,600	5,352		2.1	51	1,875	0.7	148	3,477	1.4
2018	280	9	3,692,700	10,898		4.3	155	7,337	2.9	134	3,561	1.4
2019	255	10	3,914,400	13,519		5.4	174	11,147	4.4	91	2,372	1.0
2020	188	12	4,214,600	12,490		5.0	114	9,862	4.0	86	2,628	1.0
2021	263	13	5,635,400	15,991		6.3	184	13,691	5.4	92	2,300	0.9
2022	235	17	7,541,000	15,689		6.2	220	14,293	5.7	32	1,396	0.5
2023	353	20	6,461,400	21,911		8.7	357	20,914	8.3	16	997	0.4
2024	197	12	4,349,400	12,045		4.8	199	11,357	4.5	10	688	0.3
2025	322	15	5,544,100	20,916		8.3	312	20,216	8.0	25	700	0.3
2026	248	5	3,605,000	11,805		4.7	237	11,312	4.5	16	493	0.2
2027	494	3	5,565,900	19,659		7.8	463	18,531	7.4	34	1,128	0.4
2028	288	5	5,989,200	16,115		6.4	284	15,911	6.3	9	204	0.1
2029	397	4	6,498,300	19,922		7.9	372	19,195	7.6	29	727	0.3
2030	81	11	1,749,000	11,690		4.6	81	11,368	4.5	11	322	0.1
2031 - 2043	435	23	8,240,000	41,460		16.4	413	39,334	15.6	45	2,126	0.8

Totals	4,334	160	75,560,800	$252,216		100.0%	3,663	$227,359	90.2%	831	$24,857	9.8%

*	Less than 0.1%

(1)	Excludes 20 multi-tenant properties and 101 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)	Excludes revenue of $4,534 from 20 multi-tenant properties and from 101 vacant properties at March 31, 2016, and $51 from sold properties.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.

(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2016 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	March 31, 2016	(1)	Revenue
Alabama	165	97%	1,272,900	$5,088		2.0%
Alaska	3	100	275,900	421		0.2
Arizona	111	98	1,624,300	6,253		2.4
Arkansas	55	100	816,500	1,797		0.7
California	167	100	5,273,700	24,505		9.5
Colorado	72	99	1,015,800	3,798		1.5
Connecticut	24	92	534,900	2,535		1.0
Delaware	18	100	93,000	863		0.3
Florida	331	99	4,035,800	14,616		5.7
Georgia	246	97	3,695,500	11,281		4.4
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	379		0.1
Illinois	163	98	4,611,400	13,639		5.3
Indiana	150	100	1,486,300	6,958		2.7
Iowa	39	90	2,943,200	4,006		1.6
Kansas	93	98	1,729,900	4,205		1.6
Kentucky	61	93	1,023,000	3,738		1.5
Louisiana	96	97	1,116,800	3,111		1.2
Maine	10	90	145,300	889		0.3
Maryland	35	100	861,300	4,509		1.8
Massachusetts	81	98	757,600	3,721		1.4
Michigan	152	97	1,555,200	5,812		2.3
Minnesota	156	99	1,383,000	8,891		3.5
Mississippi	137	96	1,628,800	4,483		1.7
Missouri	140	95	2,835,500	8,648		3.4
Montana	4	100	67,100	190		0.1
Nebraska	37	100	780,400	2,020		0.8
Nevada	22	100	413,000	1,307		0.5
New Hampshire	19	100	315,800	1,475		0.6
New Jersey	70	99	697,400	4,386		1.7
New Mexico	30	100	293,200	856		0.3
New York	91	99	2,434,200	12,400		4.8
North Carolina	161	98	2,158,300	6,888		2.7
North Dakota	7	86	66,000	132		0.1
Ohio	238	97	6,034,500	14,111		5.5
Oklahoma	130	99	1,564,300	4,139		1.6
Oregon	27	100	593,400	1,973		0.8
Pennsylvania	148	99	1,854,500	7,566		2.9
Rhode Island	4	100	157,200	809		0.3
South Carolina	143	99	1,033,400	4,659		1.8
South Dakota	14	100	158,700	297		0.1
Tennessee	219	97	3,025,000	7,736		3.0
Texas	449	98	8,424,000	23,773		9.2
Utah	18	100	933,400	2,019		0.8
Vermont	5	100	98,000	482		0.2
Virginia	144	97	2,899,400	7,586		3.0
Washington	42	98	690,800	2,722		1.1
West Virginia	14	100	279,100	1,023		0.4
Wisconsin	54	100	1,604,500	3,685		1.4
Wyoming	4	100	49,600	221		0.1
Puerto Rico	4	100	28,300	149		0.1
Totals\Average	4,615	98%	77,456,100	$256,750		100.0%

(1)	Includes rental revenue for all properties owned at March 31, 2016. Excludes revenue of $51 from sold properties.

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

Of our 4,615 properties in our portfolio, approximately 97.4% or 4,494 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Corporate Responsibility. We are committed to providing an engaging, diverse, and safe work environment for our employees, to upholding our corporate responsibilities as a public company operating for the benefit of our shareholders, and to operating our company in an environmentally conscious manner. As The Monthly Dividend Company®, our mission is to provide our shareholders with monthly dividends that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics. An extension of our mission is our commitment to being socially responsible and conducting our business according to the highest ethical standards. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families; participation in a 401(k) plan with a matching contribution by Realty Income; competitive paid time-off benefits; and an infant-at-work program for new parents. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. We also have a longstanding commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines. We apply the principles of full and fair disclosure in all of our business dealings, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers, and competitors.

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations and corporate donation. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in 600 employee volunteer hours, employee and corporate donations to fund local affordable housing, educations services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

Corporate Governance. We believe that a company’s reputation for integrity and serving its shareholders responsibly is of utmost importance. We are committed to managing the company for the benefit of our shareholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•                  Our Board of Directors is comprised of eight directors, seven of which are independent, non-employee directors;

•                  Our Board of Directors is elected on an annual basis;

•                  We employ a majority vote standard for uncontested elections;

•                  Our Compensation Committee of the Board of Directors works with independent consultants in conducting annual compensation reviews for our key executives, and compensates each individual based on primarily reaching certain performance metrics that determine the success of our company; and

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document on our website.

Environmental Practices.  Our focus on conservationism is demonstrated by how we manage our day-to-day activities at our corporate headquarters.  At our headquarters, we promote energy efficiency and encourage practices such as powering down office equipment at the end of the day, implementing file-sharing technology and automatic “duplex mode” to limit paper use, adopting an electronic approval system, and carpooling to our headquarters. With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible. In addition, our headquarters was constructed according to the State of California energy efficiency standards (specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations), with features such as an automatic lighting control system with light-harvesting technology, a Building Management System that monitors and controls energy use, an energy-efficient PVC roof and heating and cooling system, and drought-tolerant landscaping with recycled materials.

The properties in our portfolio are net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.  We remain active in working with our tenants to promote environmental responsibility at the properties we own.

Item 3:                                  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2016. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2016	$296.0	5.86%	$0.7	2.39%
2017	308.5	5.54	16.3	2.49
2018	365.2	2.15	70.3	1.64
2019	554.5	6.74	674.8	1.36
2020	82.2	4.99	250.2	1.38
Thereafter	2,488.5	4.51	21.7	2.64

Totals (1)	$4,094.9	4.79%	$1,034.0	1.43%

Fair Value (2)	$4,293.7		$1,022.8

(1)

Excludes net premiums recorded on mortgages payable, and original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans. At March 31, 2016, the unamortized balance of net premiums on mortgages payable is $8.7 million, the unamortized balance of original issuance discounts on notes payable is $12.9 million and the balance of deferred financing costs on mortgages payable is $498,000, on notes payable is $17.9 million, and on term loans is $1.1 million.

(2)

We base the estimated fair value of the fixed rate senior notes and bonds at March 31, 2016 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2016 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at March 31, 2016.

The table incorporates only those exposures that exist as of March 31, 2016. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five mortgages totaling $58.4 million at March 31, 2016, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $22.8 million at March 31, 2016. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our credit facility balance of $653.0 million at March 31, 2016, a 1% change in interest rates would change our interest costs by $6.5 million per year.

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

As of and for the quarter ended March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of March 31, 2016, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.           OTHER INFORMATION

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2010 Incentive Award Plan of Realty Income Corporation:

•    52,235 shares of stock, at a price of $51.63, in January 2016;

•    4 shares of stock, at a price of $60.12, in February 2016; and

•    94 shares of stock, at a price of $58.83, in March 2016.

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

3.2        Amended and Restated Bylaws of the Company dated June 16, 2015 (filed as exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2015 and incorporated herein by reference)

3.3        Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

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

Interactive Data Files

*101      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: April 27, 2016	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)