Form 10-Q
period 2016-06-30
REALTY INCOME CORP
filed 2016-07-28
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016, or

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

There were 258,569,373 shares of common stock outstanding as of July 21, 2016.

REALTY INCOME CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(dollars in thousands, except per share data)

	2016	2015
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,436,504	$3,286,004
Buildings and improvements	9,403,441	9,010,778
Total real estate, at cost	12,839,945	12,296,782
Less accumulated depreciation and amortization	(1,841,790)	(1,687,665)
Net real estate held for investment	10,998,155	10,609,117
Real estate held for sale, net	9,991	9,767
Net real estate	11,008,146	10,618,884
Cash and cash equivalents	20,443	40,294
Accounts receivable, net	87,166	81,678
Acquired lease intangible assets, net	1,063,045	1,034,417
Goodwill	15,220	15,321
Other assets, net	55,411	54,785
Total assets	$12,249,431	$11,845,379

LIABILITIES AND EQUITY
Distributions payable	$54,023	$50,344
Accounts payable and accrued expenses	130,024	115,826
Acquired lease intangible liabilities, net	256,512	250,916
Other liabilities	41,191	53,965
Line of credit payable	512,000	238,000
Term loans, net	318,981	318,835
Mortgages payable, net	496,348	646,187
Notes payable, net	3,620,275	3,617,973
Total liabilities	5,429,354	5,292,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, liquidation preference $25.00 per share	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 257,954,902 shares issued and outstanding as of June 30, 2016 and 250,416,757 shares issued and outstanding as of December 31, 2015	8,105,229	7,666,428
Distributions in excess of net income	(1,699,966)	(1,530,210)
Total stockholders’ equity	6,800,641	6,531,596
Noncontrolling interests	19,436	21,737
Total equity	6,820,077	6,553,333
Total liabilities and equity	$12,249,431	$11,845,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2016 and 2015

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE
Rental	$260,056	$241,431	$516,857	$476,554
Tenant reimbursements	11,112	11,607	20,217	21,570
Other	(129)	822	1,081	2,604
Total revenue	271,039	253,860	538,155	500,728

EXPENSES
Depreciation and amortization	110,342	101,101	218,275	199,138
Interest	57,409	58,680	118,088	117,148
General and administrative	13,985	12,609	26,304	25,471
Property (including reimbursable)	14,671	14,937	29,776	28,914
Income taxes	953	628	1,917	1,702
Provisions for impairment	6,269	3,230	8,192	5,317
Total expenses	203,629	191,185	402,552	377,690

Gain on sales of real estate	8,658	3,675	10,948	10,893

Net income	76,068	66,350	146,551	133,931

Net income attributable to noncontrolling interests	(253)	(263)	(493)	(581)

Net income attributable to the Company	75,815	66,087	146,058	133,350
Preferred stock dividends	(6,770)	(6,770)	(13,540)	(13,540)

Net income available to common stockholders	$69,045	$59,317	$132,518	$119,810

Amounts available to common stockholders per common share:
Net income:
Basic	$0.27	$0.26	$0.53	$0.52
Diluted	$0.27	$0.25	$0.53	$0.52

Weighted average common shares outstanding:

Basic	253,375,546	232,403,586	251,792,989	228,932,782

Diluted	253,973,745	232,886,185	252,390,707	229,378,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(dollars in thousands) (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,551	$133,931
Adjustments to net income:
Depreciation and amortization	218,275	199,138
Amortization of share-based compensation	6,552	5,362
Non-cash rental adjustments	(5,279)	(4,939)
Amortization of net premiums on mortgages payable	(1,855)	(3,824)
Amortization of deferred financing costs	4,384	6,509
Loss on interest rate swaps	7,886	1,958
Gain on sales of real estate	(10,948)	(10,893)
Provisions for impairment on real estate	8,192	5,317
Change in assets and liabilities
Accounts receivable and other assets	6,946	1,778
Accounts payable, accrued expenses and other liabilities	(19,277)	(12,627)
Net cash provided by operating activities	361,427	321,710
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(618,340)	(924,541)
Improvements to real estate, including leasing costs	(2,934)	(2,470)
Proceeds from sales of real estate	35,020	30,455
Collection of loans receivable	12,457	-
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(17,291)	21,313
Net cash used in investing activities	(591,088)	(875,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(298,581)	(258,277)
Cash dividends to preferred stockholders	(13,540)	(13,540)
Borrowings on line of credit	2,244,000	957,000
Payments on line of credit	(1,970,000)	(750,000)
Principal payments on mortgages payable	(181,333)	(79,291)
Proceeds from term loans	-	250,000
Proceeds from common stock offerings, net	383,525	276,430
Redemption of preferred units	-	(6,750)
Distributions to noncontrolling interests	(747)	(848)
Debt issuance costs	-	(10,204)
Proceeds from dividend reinvestment and stock purchase plan	5,806	208,033
Proceeds from At-the-Market (ATM) program	44,565	-
Other items, including shares withheld upon vesting	(3,885)	(4,131)
Net cash provided by financing activities	209,810	568,422
Net (decrease) increase in cash and cash equivalents	(19,851)	14,889
Cash and cash equivalents, beginning of period	40,294	3,852
Cash and cash equivalents, end of period	$20,443	$18,741

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

At June 30, 2016, we owned 4,646 properties, located in 49 states and Puerto Rico, containing over 79.0 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.5 million at June 30, 2016 and $429,000 at December 31, 2015.

D.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time. Based on our analyses of goodwill during the second quarters of 2016 and 2015, we determined there was no impairment on our existing goodwill.

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

In February 2015, FASB issued ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  We adopted this ASU during the quarter ended March 31, 2016 and evaluated our applicable entities. The evaluation did not result in changes to our conclusions regarding consolidation of these entities (see note 10).

In April 2015, FASB issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in this ASU require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted this ASU during the quarter ended March 31, 2016 and, as a result, reclassified deferred financing costs from other assets, net, to the applicable debt caption on the December 31, 2015 balance sheet.

In February 2016, FASB issued Topic 842, Leases, which amended Topic 840, Leases.  Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The amendments included in this topic are effective, on a retrospective or modified retrospective basis, for interim and annual periods beginning after December 15, 2018.  We have not yet adopted this topic and are currently evaluating the impact this amendment will have on our consolidated financial statements.

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

3.                                     Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	June 30,	December 31,
(dollars in thousands) at:	2016	2015
Acquired in-place leases	$1,121,112	$1,056,715
Accumulated amortization of acquired in-place leases	(310,141)	(264,399)
Acquired above-market leases	327,050	304,548
Accumulated amortization of acquired above-market leases	(74,976)	(62,447)
	$1,063,045	$1,034,417

	June 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2016	2015
Restricted escrow deposits	21,074	4,179
Prepaid expenses	13,694	14,258
Credit facility origination costs, net	8,734	10,226
Notes receivable issued in connection with property sales	5,448	17,905
Impounds related to mortgages payable	2,701	5,860
Corporate assets, net	2,502	2,313
Other items	1,258	44
	$55,411	$54,785

C. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2016	2015
Common stock distributions	$51,657	$47,963
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	109	124
	$54,023	$50,344

D. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2016	2015
Notes payable - interest payable	$61,486	$61,486
Property taxes payable	14,990	13,354
Mortgages, term loans, credit line - interest payable and interest rate swaps	14,261	6,813
Accrued costs on properties under development	8,865	9,976
Other items	30,422	24,197
	$130,024	$115,826

E. Acquired lease intangible liabilities, net, consist of the	June 30,	December 31,
following (dollars in thousands) at:	2016	2015
Acquired below-market leases	$302,342	$288,412
Accumulated amortization of acquired below-market leases	(45,830)	(37,496)
	$256,512	$250,916

F. Other liabilities consist of the following	June 30,	December 31,
(dollars in thousands) at:	2016	2015
Rent received in advance	$29,743	$42,840
Security deposits	6,586	6,418
Capital lease obligations	4,862	4,707
	$41,191	$53,965

4.                                     Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions During the First Six Months of 2016 and 2015

During the first six months of 2016, we invested $662.9 million in 153 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.5%. The 153 new properties and properties under development or expansion are located in 34 states, will contain approximately 3.5 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 23 industries and the property types are 77.6% retail and 22.4% industrial, based on rental revenue.  None of our investments during 2016 caused any one tenant to be 10% or more of our total assets at June 30, 2016.

The $662.9 million invested during the first six months of 2016 was allocated as follows: $163.0 million to land, $428.9 million to buildings and improvements, $85.0 million to intangible assets related to leases, and $13.3 million to intangible liabilities related to leases and other assumed liabilities. We also recorded mortgage premiums of $692,000. There was no material contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2016 generated total revenues of $8.0 million and net income of $3.8 million during the six months ended June 30, 2016.

Of the $662.9 million we invested during the first six months of 2016, $300.7 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2016. During the first six months of 2016, we finalized the purchase price allocations for $195.4 million invested in the fourth quarter of 2015.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first six months of 2015, we invested $931.2 million in 166 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.4%. The 166 new properties and properties under development or expansion, were located in 35 states, contained approximately 4.2 million leasable square feet and were 100% leased with a weighted average lease term of 17.5 years. The tenants occupying the new properties operated in 16 industries and the property types are 92.1% retail and 7.9% industrial, based on rental revenue.

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

The properties acquired during the first six months of 2015 generated total revenues of $10.0 million and net income of $4.9 million for the six months ended June 30, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $662.9 million we invested during the first six months of 2016, $61.7 million was invested in 27 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%. Of the $931.2 million we invested during the first six months of 2015, $30.4 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.3%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $85,000 and $298,000 were recorded to general and administrative expense on our consolidated statements of income during the first six months of 2016 and 2015, respectively.

C.           Investments in Existing Properties

During the first six months of 2016, we capitalized costs of $3.7 million on existing properties in our portfolio, consisting of $277,000 for re-leasing costs, $246,000 for recurring capital expenditures and $3.2 million for non-recurring building improvements.  In comparison, during the first six months of 2015, we capitalized costs of $2.5 million on existing properties in our portfolio.

D.           Properties with Existing Leases

Of the $662.9 million we invested during the first six months of 2016, approximately $411.2 million was used to acquire 51 properties with existing leases.  In comparison, of the $931.2 million we invested during the first six months of 2015, approximately $209.8 million was used to acquire 34 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first six months of 2016 and 2015, were $45.7 million and $43.5 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2016 and 2015 were $4.2 million and $3.7 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at June 30, 2016 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2016	$(4,270)	$48,008
2017	(8,495)	94,899
2018	(8,247)	92,404
2019	(7,257)	81,720
2020	(6,584)	75,916
Thereafter	39,291	418,024

Totals	$4,438	$810,971

5.                                     Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a    $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2016 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2016, credit facility origination costs of $8.7 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of credit facility origination costs incurred during 2015 as a result of entering into our credit facility. These costs, as well as a portion of the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our credit facility.

At June 30, 2016, we had a borrowing capacity of $1.49 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $512.0 million, as compared to an outstanding balance of $238.0 million at December 31, 2015.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.4% during the first six months of 2016 and 1.3% during the first six months of 2015 under our previous $1.5 billion credit facility. At June 30, 2016, the weighted average interest rate on borrowings outstanding was 1.5%.  Our credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2016, we remain in compliance with the covenants on our credit facility.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan.  The net balance of these deferred financing costs, which was $1.0 million at June 30, 2016, and $1.2 million at December 31, 2015, is included within term loans, net on our consolidated balance sheets.

7.                           Mortgages Payable

During the first six months of 2016, we made $181.3 million in principal payments, including the repayment of eight mortgages in full for $161.5 million.  Additionally, we assumed mortgages totaling $32.5 million, excluding net premiums.  The assumed mortgages are secured by the properties on which the debt was placed.  Approximately $9.7 million of the assumed mortgages are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses, and the remaining $22.8 million of the assumed mortgages are non-recourse debt without such exceptions.  We expect to pay off our mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first six months of 2016, aggregate net premiums totaling $692,000 were recorded upon the assumption of a mortgage with an above-market interest rate. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2016, we remain in compliance with these covenants.

During the first six months of 2015, we made $79.3 million in principal payments, including the repayment of five mortgages in full for $75.6 million.  No mortgages were assumed during the first six months of 2015.

We did not incur any deferred financing costs on our mortgages assumed in 2016. The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $442,000 at June 30, 2016 and $553,000 at December 31, 2015. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2016 and December 31, 2015, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
6/30/16	129	5.0%	4.3%	4.2	$488,870	$7,478	$496,348
12/31/15	183	4.9%	4.1%	3.6	$637,658	$8,529	$646,187

 (1) At June 30, 2016, there were 38 mortgages on 129 properties, while at December 31, 2015, there were 44 mortgages on 183 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $58.3 million at June 30, 2016, including net unamortized discounts.  At December 31, 2015, four mortgages on 13 properties totaling $51.1 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $22.6 million at June 30, 2016, and two mortgages totaling $15.5 million at December 31, 2015.

(2) Stated interest rates ranged from 2.3% to 6.9% at June 30, 2016, while stated interest rates ranged from 2.0% to 6.9% at December 31, 2015.

(3) Effective interest rates ranged from 2.3% to 8.8% at June 30, 2016, while effective interest rates ranged from 2.2% to 8.9% at December 31, 2015.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $7.9 million and deferred finance costs of $442,000, as of June 30, 2016 (dollars in millions):

Year of Maturity	Principal
2016	$4.8
2017	149.7
2018	15.5
2019	26.3
2020	82.4
Thereafter	210.2

Totals	$488.9

8.                           Notes Payable

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30,	December 31,
	2016	2015
5.950% notes, issued in September 2006 and due in September 2016	$275	$275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.000% notes, issued in October 2012 and due in January 2018	350	350
6.750% notes, issued in September 2007 and due in August 2019	550	550
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, issued in October 2012 and due in October 2022	450	450
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
Total principal amount	3,650	3,650
Unamortized original issuance discounts and deferred financing costs	(30)	(32)
	$3,620	$3,618

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2016, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2016	$275
2017	175
2018	350
2019	550
2020	-
Thereafter	2,300

Totals	$3,650

As of June 30, 2016, the weighted average interest rate on our notes and bonds payable was 4.7% and the weighted average remaining years until maturity was 6.0 years. In September 2016, we expect to repay our $275 million 5.95% notes.

9.                           Equity

A.           Issuance of Common Stock

In May 2016, we issued 6,500,000 shares of common stock.  After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.5 million were used to repay borrowings under our credit facility.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first six months of 2016, we issued 98,585 shares and raised approximately $5.8 million under the DRSPP.  During the first six months of 2015, we issued 4,335,580 shares and raised approximately $208.3 million under the DRSPP.  From the inception of the DRSPP through June 30, 2016, we have issued 12,798,447 shares and raised approximately $587.4 million.

We pay for a majority of the plan-related fees related to our DRSPP.  Additionally, our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2016, we did not issue shares under the waiver approval process. During the first six months of 2015, we issued 4,239,477 shares and raised $203.7 million under the waiver approval process.  These shares are included in the total activity for the first six months of 2015 noted in the preceding paragraph.

C.           At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock. The shares of common stock may be sold to, or through, a consortium of banks acting as our sales agents either by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During the first six months of 2016, we issued 710,000 shares and raised approximately $44.6 million under the ATM program.

10.                    Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition.  We and our subsidiaries hold a 99.4% interest in Tau Operating Partnership, and consolidate the entity.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At June 30, 2016, the remaining units from this issuance represent a 0.9% ownership in Realty Income, L.P.  We hold the remaining 99.1% interests in this entity and consolidate the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2016 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2015	$13,410	$8,327	$21,737
Reallocation of equity	491	52	543
Redemptions	-	(2,606)	(2,606)
Distributions	(378)	(353)	(731)
Allocation of net income	128	365	493
Carrying value at June 30, 2016	$13,651	$5,785	$19,436

(1)           317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of June 30, 2016 and December 31, 2015.

(2)           534,546 Realty Income, L.P. units were issued on June 27, 2013, 331,364 units were outstanding as of December 31, 2015, and 228,182 remain outstanding as of June 30, 2016.

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

C.                         During the first quarter of 2016, we adopted ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  Accordingly, we determined that both Tau Operating Partnership and Realty Income, L.P. are VIEs. We have also concluded that we are the primary beneficiary of these VIEs, based on our controlling financial interests.  We evaluated the minority unitholder rights noting that they do not hold substantive kick-out rights or participating rights. Below is a summary of selected financial data of consolidated VIEs for which we are the primary beneficiary included in the consolidated balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Net real estate	$3,013,607	$3,033,180
Total assets	3,497,988	3,529,667
Total debt	232,443	389,105
Total liabilities	325,276	478,955

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable, term loans and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our notes receivable issued in connection with property sales, mortgages payable and our senior notes and bonds payable, which are disclosed as follows (dollars in millions):

	Carrying value per	Estimated fair
At June 30, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.7
Mortgages payable assumed in connection with acquisitions, net	496.3	499.2
Notes and bonds payable, net	3,620.3	3,945.7

	Carrying value per	Estimated fair
At December 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$17.9	$19.4
Mortgages payable assumed in connection with acquisitions, net	646.2	651.5
Notes and bonds payable, net	3,618.0	3,828.1

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

We record interest rate swaps on the consolidated balance sheet at fair value. At June 30, 2016, interest rate swaps valued at $11.8 million were included in accounts payable and accrued expenses on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

12.                              Gain on Sales of Real Estate

During the second quarter of 2016, we sold 16 properties for $24.5 million, which resulted in a gain of $8.7 million.  During the first six months of 2016, we sold 27 properties for $35.5 million, which resulted in a gain of $10.9 million.

During the second quarter of 2015, we sold five properties for $8.2 million, which resulted in a gain of $3.7 million. During the first six months of 2015, we sold 14 properties for $30.5 million, which resulted in a gain of $10.9 million.

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

During the second quarter of 2016, we recorded total provisions for impairment of $6.3 million on five sold properties and six properties classified as held for sale in the following industries: one in the automotive service industry, eight in the restaurant-casual dining industry, one in the restaurant-quick service industry and one among the industries we classify as “other.” For the first six months of 2016, we recorded total provisions for impairment of $8.2 million on 11 sold properties, six properties classified as held for sale, and one property classified as held for investment in the following industries: one in the automotive parts industry, one in the automotive service industry, one in the convenience store industry, one in the furniture store industry, one in the health and fitness industry, ten in the restaurant-casual dining industry, one in the restaurant-quick service industry and two among the industries we classify as “other.”

In comparison, for the second quarter of 2015, we recorded total provisions for impairment of $3.2 million on three sold properties and two properties classified as held for investment in the following industries: one in the health and fitness industry, three in the restaurant-casual dining industry, and one among the industries we classify as “other.” For the first six months of 2015, we recorded total provisions for impairment of $5.3 million on five sold properties, two properties classified as held for investment, and one property disposed of other than by sale in the following industries: one in the health and fitness industry, six in the restaurant-casual dining industry, and one among the industries we classify as “other.”

14.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first six months of 2016 and 2015:

Month	2016	2015

January	$0.1910000	$0.1834167
February	0.1985000	0.1890000
March	0.1985000	0.1890000
April	0.1990000	0.1895000
May	0.1990000	0.1895000
June	0.1990000	0.1895000

Total	$1.1850000	$1.1299167

At June 30, 2016, a distribution of $0.1995 per common share was payable and was paid in July 2016.

B.      Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first six months of 2016 and 2015, we paid six monthly dividends to holders of our Class F preferred stock totaling $0.828126 per share, or $13.5 million, and at June 30, 2016, a monthly dividend of $0.138021 per share was payable and was paid in July 2016.  We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares used for the basic net income per share computation	253,375,546	232,403,586	251,792,989	228,932,782
Incremental shares from share-based compensation	281,177	165,577	280,696	128,980
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	253,973,745	232,886,185	252,390,707	229,378,784
Unvested shares from share-based compensation that were anti-dilutive	-	115,789	1,978	107,539
Weighted average partnership common units convertible to common shares that were anti-dilutive	280,498	419,546	305,272	429,988

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $105.6 million in the first six months of 2016 and $114.6 million in the first six months of 2015.

Interest capitalized to properties under development was $212,000 in the first six months of 2016 and $266,000 the first six months of 2015.

Cash paid for income taxes was $3.4 million in the first six months of 2016 and $3.1 million in the first six months of 2015.

The following non-cash activity is included in the accompanying consolidated financial statements:

A.     During the first six months of 2016, we assumed mortgages payable to third-party lenders of $32.5 million, and recorded $692,000 of net premiums. There were no assumed mortgages payable for the first six months of 2015.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2016	2015
Segment net real estate:
Apparel	$177,482	$180,175
Automotive service	130,310	129,068
Automotive tire services	242,893	247,200
Beverages	295,585	297,724
Child care	50,965	52,391
Convenience stores	711,270	723,092
Dollar stores	1,139,394	1,158,948
Drug stores	1,406,370	1,386,387
Financial services	250,145	254,022
General merchandise	258,546	195,030
Grocery stores	326,362	331,565
Health and fitness	826,981	839,872
Health care	218,243	220,018
Home improvement	290,763	268,974
Motor vehicle dealerships	195,624	137,315
Restaurants-casual dining	558,588	421,235
Restaurants-quick service	504,888	466,802
Sporting goods	159,223	141,287
Theaters	370,275	371,617
Transportation services	772,749	686,041
Wholesale club	446,060	452,563
27 other non-reportable segments	1,675,430	1,657,558
Total segment net real estate	11,008,146	10,618,884

Intangible assets:
Apparel	45,951	48,116
Automotive service	18,861	19,131
Automotive tire services	12,367	13,202
Beverages	2,409	2,538
Convenience stores	15,107	15,843
Dollar stores	54,040	56,420
Drug stores	190,449	189,631
Financial services	32,157	34,626
General merchandise	49,764	41,301
Grocery stores	40,747	42,823
Health and fitness	64,731	65,037
Health care	27,585	29,950
Home improvement	43,536	42,630
Motor vehicle dealerships	23,852	13,182
Restaurants-casual dining	22,625	9,392
Restaurants-quick service	34,724	32,612
Sporting goods	16,061	11,871
Theaters	15,748	17,673
Transportation services	103,884	92,602
Wholesale club	34,469	36,215
Other non-reportable segments	213,978	219,622

Goodwill:
Automotive service	445	448
Automotive tire services	863	865
Child care	4,999	5,034
Convenience stores	2,008	2,009
Restaurants-casual dining	2,175	2,215
Restaurants-quick service	1,075	1,082
Other non-reportable segments	3,655	3,668
Other corporate assets	163,020	176,757
Total assets	$12,249,431	$11,845,379

	Three months ended		Six months ended
	June 30,		June 30,
Revenue	2016	2015	2016	2015
Segment rental revenue:
Apparel	$4,879	$4,932	$9,754	$9,863
Automotive service	4,814	4,795	9,491	9,116
Automotive tire services	7,220	7,280	14,484	14,370
Beverages	6,404	6,328	12,809	12,656
Child care	4,845	4,863	9,937	9,884
Convenience stores	22,789	22,557	45,653	45,073
Dollar stores	22,728	21,943	45,324	43,890
Drug stores	28,638	25,885	57,059	48,483
Financial services	4,252	4,263	8,565	8,528
General merchandise	4,301	3,842	8,560	7,866
Grocery stores	7,408	7,527	15,054	14,882
Health and fitness	21,545	17,396	42,849	33,411
Health care	4,049	4,016	8,065	8,032
Home improvement	6,099	5,506	12,153	10,684
Motor vehicle dealerships	5,595	3,945	9,809	7,760
Restaurants-casual dining	10,633	9,463	20,468	18,912
Restaurants-quick service	12,482	9,620	25,276	19,982
Sporting goods	5,316	4,878	9,872	8,577
Theaters	12,708	12,286	26,157	24,476
Transportation services	13,752	12,251	26,842	25,202
Wholesale club	9,369	9,341	18,738	18,683
27 other non-reportable segments	40,230	38,514	79,938	76,224
Total rental revenue	260,056	241,431	516,857	476,554
Tenant reimbursements	11,112	11,607	20,217	21,570
Other revenue	(129)	822	1,081	2,604
Total revenue	$271,039	$253,860	$538,155	$500,728

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $3.9 million during the second quarter of 2016, $2.8 million during the second quarter of 2015, $6.6 million during the first six months of 2016 and $5.4 million during the first six months of 2015.

A.   Restricted Stock

During the first six months of 2016, we granted 169,539 shares of common stock under the 2012 Plan. These shares generally vest over a five-year service period, except for the annual grant of shares to our Board of Directors, totaling 28,000 shares, of which 20,000 shares vested immediately and 8,000 shares vest annually, in equal parts, over a three year service period.

As of June 30, 2016, the remaining unamortized share-based compensation expense related to restricted stock totaled $18.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares and Restricted Stock Units

During the first six months of 2016, we granted 58,569 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first six months of 2016, we also granted 11,098 restricted stock units that vest over a five year service period and have the same economic rights as shares of restricted stock.

As of June 30, 2016, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $5.6 million.  The fair value of the performance share was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

19.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2016, we had commitments of $1.4 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2016, we had committed $32.2 million under construction contracts, which is expected to be paid in the next twelve months.

20.     Subsequent Events

In July 2016, we declared the following dividends, which will be paid in August 2016:

•     $0.1995 per share to our common stockholders and

•     $0.138021 per share to our Class F preferred stockholders.

In July 2016, we also declared a dividend of $0.2015 per share to our common stockholders, which will be paid in September 2016.

In July 2016, we issued 602,269 common shares pursuant to our ATM program, at a weighted average price of $68.43, receiving proceeds of $40.6 million.

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

At June 30, 2016, we owned a diversified portfolio:

•     Of 4,646 properties;

•     With an occupancy rate of 98.0%, or 4,551 properties leased and 95 properties available for lease;

•     Leased to 246 different commercial tenants doing business in 47 separate industries;

•     Located in 49 states and Puerto Rico;

•     With over 79.0 million square feet of leasable space; and

•     With an average leasable space per property of approximately 17,010 square feet; approximately 11,620 square feet per retail property and 220,560 square feet per industrial property.

Of the 4,646 properties in the portfolio, 4,624, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2016, of the 4,624 single-tenant properties, 4,530 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 9.8 years.

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

Diversification is a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of June 30, 2016, consisted of 4,646 properties located in 49 states and Puerto Rico, leased to 246 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.0% of our rental revenue for the quarter ended June 30, 2016.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through their selection of prime locations, service, quality control, economies of scale, strong consumer brands, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•     Tenants with reliable and sustainable cash flow;

•     Tenants with revenue and cash flow from multiple sources;

•     Tenants that are willing to sign a long-term lease (10 or more years); and

•     Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low price point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with e-commerce.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at June 30, 2016 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 44% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At June 30, 2016, our top 20 tenants represent approximately 54% of our annualized revenue and eight of these tenants have investment grade credit ratings or are subsidiaries of investment grade rated companies.

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

At June 30, 2016, we classified 13 properties with a carrying amount of $10.0 million as held for sale on our balance sheet. For 2016, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $50 to $75 million in property sales in 2016.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2016 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 47-year policy of paying monthly dividends.  In addition, we increased the dividend four times during 2016.  As of July 2016, we have paid 75 consecutive quarterly dividend increases and increased the dividend 87 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2016 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2015	Jan 2016	$0.1910	$0.0005
2nd increase	Jan 2016	Feb 2016	$0.1985	$0.0075
3rd increase	Mar 2016	Apr 2016	$0.1990	$0.0005
4th increase	Jun 2016	Jul 2016	$0.1995	$0.0005
5th increase	Jul 2016	Sep 2016	$0.2015	$0.0020

The dividends paid per share during the first six months of 2016 totaled approximately $1.185, as compared to approximately $1.130 during the first six months of 2015, an increase of $0.055, or 4.9%.

The monthly dividend of $0.1995 per share represents a current annualized dividend of $2.394 per share, and an annualized dividend yield of approximately 3.5% based on the last reported sale price of our common stock on the NYSE of $69.36 on June 30, 2016. In July 2016, our Board of Directors declared a 1% increase in our monthly dividend to $0.2015 per share beginning in September 2016. The new monthly dividend amount represents an annualized dividend of $2.418 per share. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Second Quarter of 2016

During the second quarter of 2016, we invested $310.3 million in 57 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 6.3%. The 57 new properties and properties under development or expansion are located in 22 states, will contain approximately 1.7 million leasable square feet and are 100% leased, with a weighted average lease term of 13.5 years.  The tenants occupying the new properties operate in 14 industries and the property types are 68.0% retail and 32.0% industrial, based on rental revenue.

Acquisitions During the First Six Months of 2016

During the first six months of 2016, we invested $662.9 million in 153 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.5%. The 153 new properties and properties under development or expansion are located in 34 states, will contain approximately 3.5 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 23 industries and the property types are 77.6% retail and 22.4% industrial, based on rental revenue.  During the first six months of 2016, none of our real estate investments caused any one tenant to be 10% or more of our total assets at June 30, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $662.9 million we invested during the first six months of 2016, $61.7 million was invested in 27 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At June 30, 2016, we had 95 properties available for lease out of 4,646 properties in our portfolio, which represents a 98.0% occupancy rate based on the number of properties in our portfolio.  Since December 31, 2015, when we reported 71 properties available for lease out of 4,538 and a 98.4% occupancy rate, we:

•     Had 120 lease expirations (including leases rejected in bankruptcy);

•     Re-leased 75 properties; and

•     Sold 21 vacant properties.

Of the 75 properties re-leased during the first six months of 2016, 58 properties were re-leased to existing tenants, eight were re-leased to the same tenants without vacancy, and nine were re-leased to new tenants after a period of vacancy.  The annual rent on these 75 leases was $9,889,000, as compared to the previous rent on these same properties of $9,578,000, which represents a rent recapture rate of 103.2%.

At June 30, 2016, our average annualized rental revenue was approximately $13.44 per square foot on the 4,551 leased properties in our portfolio.  At June 30, 2016, we classified 13 properties with a carrying amount of $10.0 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the second quarter of 2016, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $86,000 for re-leasing costs, $174,000 for recurring capital expenditures, and $2.2 million for non-recurring building improvements.  In the second quarter of 2015, we capitalized costs of $1.1 million on existing properties in our portfolio.

In the first six months of 2016, we capitalized costs of $3.7 million on existing properties in our portfolio, consisting of $277,000 for re-leasing costs, $246,000 for recurring capital expenditures, and $3.2 million for non- recurring building improvements.  In the first six months of 2015, we capitalized costs of $2.5 million on existing properties in our portfolio.

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

Capital Raising

During the quarter ended June 30, 2016, Realty Income issued 6,747,127 common shares at a weighted average price of $61.06, receiving net proceeds of $399.6 million. During the six months ended June 30, 2016, Realty Income issued 7,308,585 common shares at a weighted average price of $61.03, receiving net proceeds of $433.2 million. In July 2016, Realty Income issued 602,269 common shares at a weighted average price of $68.43, receiving net proceeds of $40.6 million.

Net Income Available to Common Stockholders

Net income available to common stockholders was $69.0 million in the second quarter of 2016, compared to $59.3 million in the second quarter of 2015, an increase of $9.7 million.  On a diluted per common share basis, net income was $0.27 in the second quarter of 2016, compared to $0.25 in the second quarter of 2015, an increase of $0.02, or 8.0%.

Net income available to common stockholders was $132.5 million in the first six months of 2016, compared to $119.8 million in the first six months of 2015, an increase of $12.7 million. On a diluted per common share basis, net income was $0.53 in the first six months of 2016, as compared to $0.52 in the first six months of 2015, an increase of $0.01, or 1.9%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2016 were $8.7 million, as compared to gains from the sale of properties of $3.7 million during the second quarter of 2015.  Gains from the sale of properties during the first six months of 2016 and 2015 were $10.9 million.

Funds from Operations Available to Common Stockholders (FFO)

In the second quarter of 2016, our FFO increased by $17.1 million, or 10.7%, to $176.6 million, compared to $159.5 million in the second quarter of 2015.  On a diluted per common share basis, FFO was $0.70 in the second quarter of 2016 and $0.69 in the second quarter of 2015, an increase of $0.01, or 1.4%. FFO for the quarter ended June 30, 2016 was impacted by a non-cash loss of $2.1 million, or $0.01 per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

In the first six months of 2016, our FFO increased by $34.9 million, or 11.2%, to $347.3 million versus $312.4 million in the first six months of 2015.  On a diluted per common share basis, FFO was $1.38 in the first six months of 2016, compared to $1.36 in the first six months of 2015, an increase of $0.02, or 1.5%. FFO for the six months ended June 30, 2016 was impacted by a non-cash loss of $7.9 million, or $0.03 per share, resulting from fair value adjustments on our interest rate swaps, as described above.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the second quarter of 2016, our AFFO increased by $21.8 million, or 13.7%, to $180.9 million, compared to $159.1 million in the second quarter of 2015.  On a diluted common share basis, AFFO was $0.71 in the second quarter of 2016 and $0.68 in the second quarter of 2015, an increase of $0.03, or 4.4%.

In the first six months of 2016, our AFFO increased by $45.6 million, or 14.7%, to $356.8 million versus $311.2 million in the first six months of 2015. On a diluted per common share basis, AFFO was $1.42 in the first six months of 2016, compared to $1.36 in the first six months of 2015, an increase of $0.06, or 4.4%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2016, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $4.97 billion, or approximately 21.3% of our total market capitalization of $23.31 billion.

We define our total market capitalization at June 30, 2016 as the sum of:

•     Shares of our common stock outstanding of 257,954,902, plus total common units outstanding of 545,204, multiplied by the last reported sales price of our common stock on the NYSE of $69.36 per share on June 30, 2016, or $17.93 billion;

•     Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•     Outstanding borrowings of $512.0 million on our credit facility;

•     Outstanding mortgages payable of $488.9 million, excluding net mortgage premiums of $7.9 million and deferred financing costs of $442,000;

•     Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $1.0 million; and

•     Outstanding senior unsecured notes and bonds of $3.65 billion, excluding unamortized original issuance discounts of $12.6 million and deferred financing costs of $17.1 million.

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During the first six months of 2016, we issued 710,000 shares and raised approximately $44.6 million under the ATM program.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2016, we issued 98,585 shares and raised approximately $5.8 million under the DRSPP. During the first six months of 2016, we did not issue shares under the waiver approval process.

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

Mortgage Debt

As of June 30, 2016, we had $488.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at June 30, 2016, we had net premiums totaling $7.9 million on these mortgages and deferred financing costs of $442,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During the first six months of 2016, we made $181.3 million of principal payments, including the repayment of eight mortgages in full for $161.5 million.

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

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2016 provide for financing at LIBOR, plus 0.9%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2016, we had a borrowing capacity of $1.49 billion available on our credit facility and an outstanding balance of $512.0 million.  The interest rate on borrowings outstanding under our credit facility, at June 30, 2016, was 1.5% per annum.  We must comply with various financial and other covenants in our credit facility.  At June 30, 2016, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2016, sorted by maturity date (dollars in millions):

5.950% notes, issued in September 2006 and due in September 2016	$275
5.375% notes, issued in September 2005 and due in September 2017	175
2.000% notes, issued in October 2012 and due in January 2018	350
6.750% notes, issued in September 2007 and due in August 2019	550
5.750% notes, issued in June 2010 and due in January 2021	250
3.250% notes, issued in October 2012 and due in October 2022	450
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,650
Unamortized original issuance discounts and deferred financing costs	(30)
$3,620

In September 2016, we expect to repay our $275 million 5.95% notes.  All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remain in compliance as of June 30, 2016. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2016 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	38.3%
Limitation on incurrence of secured debt	< 40% of adjusted assets	3.9%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	270.1%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2015, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2015, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at June 30, 2016 (in thousands, for trailing twelve months):

Net income attributable to the Company	$296,474
Plus: interest expense	225,450
Plus: provision for taxes	3,384
Plus: depreciation and amortization	428,352
Plus: provisions for impairment	13,434
Plus: pro forma adjustments	41,110
Less: gain on sales of real estate	(22,297)

Income available for debt service, as defined	$985,907

Total pro forma debt service charge	$208,642
Debt service coverage ratio	4.7

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at June 30, 2016 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$985,907
Pro forma debt service charge plus preferred stock dividends	$235,722
Fixed charge coverage ratio	4.2

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2016, we had cash and cash equivalents totaling $20.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2016, we are assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the facility interest rate as of June 30, 2016 is LIBOR plus 0.9% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.3% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of June 30, 2016 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2016	$-		$275.0		$-		$4.8		$104.3		$0.7		$6.6		$16.8		$408.2
2017	-		175.0		-		149.7		185.1		1.5		13.4		16.8		541.5
2018	-		350.0		70.0		15.5		166.5		1.6		13.3		-		616.9
2019	512.0		550.0		-		26.3		147.9		1.4		13.2		-		1,250.8
2020	-		-		250.0		82.4		118.3		1.4		13.0		-		465.1
Thereafter	-		2,300.0		-		210.2		452.2		23.2		119.2		-		3,104.8

Totals	$512.0		$3,650.0		$320.0		$488.9		$1,174.3		$29.8		$178.7		$33.6		$6,387.3

(1)  The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)  Excludes non-cash original issuance discounts recorded on the notes payable.  The unamortized balance of the original issuance discounts at June 30, 2016, is $12.6 million. Also excludes deferred financing costs of $17.1 million.

(3)  Excludes deferred financing costs of $1.0 million.

(4)  Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at

June 30, 2016, is $7.9 million. Also excludes deferred financing costs of $442,000.

(5)  Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of June 30, 2016 through their respective maturity dates.

(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)     Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)  “Other” consists of $32.2 million of commitments under construction contracts and $1.4 million of commitments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2015, our cash distributions to preferred and common stockholders totaled $560.3 million, or approximately 136.9% of our estimated taxable income of $409.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first six months of 2016 totaled $298.6 million, representing 83.7% of our adjusted funds from operations available to common stockholders of $356.8 million. In comparison, our cash distributions to common stockholders in 2015 totaled $533.2 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $647.0 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 23.8% of the distributions to our common stockholders, made or deemed to have been made in 2015, were classified as a return of capital for federal income tax purposes. We estimate that in 2016, between 15% and 30% of the distributions may be classified as a return of capital.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2016, to the three and six months ended June 30, 2015.

Rental Revenue

Rental revenue was $260.1 million for the second quarter of 2016, as compared to $241.4 million for the second quarter of 2015, an increase of $18.7 million, or 7.7%. The increase in rental revenue in the second quarter of 2016 compared to the second quarter of 2015 is primarily attributable to:

•	The 128 properties (3.2 million square feet) we acquired in 2016, which generated $6.2 million of rent in the second quarter of 2016;
•

The 254 properties (5.6 million square feet) we acquired in 2015, which generated $20.0 million of rent in the second quarter of 2016, compared to $7.8 million in the second quarter of 2015, an increase of $12.2 million;

•	Same store rents generated on 4,093 properties (67.1 million square feet) during the second quarter of 2016 and 2015, increased by $3.0 million, or 1.4% to $224.4 million from $221.4 million;
•	A net decrease in straight-line rent and other non-cash adjustments to rent of $367,000 in the second quarter of 2016 as compared to the second quarter of 2015;

•	A net decrease of $1.6 million relating to properties sold in the first six months of 2016 and during 2015; and
•

A net decrease of $772,000 relating to the aggregate of (i) rental revenue from properties (133 properties comprising 1.3 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $6.46 million in the second quarter of 2016, compared to $7.23 million in the second quarter of 2015.

Rental revenue was $516.9 million for the first six months of 2016, as compared to $476.6 million for the first six months of 2015, an increase of $40.3 million, or 8.5%. The increase in rental revenue in the first six months of 2016 compared to the first six months of 2015 is primarily attributable to:

•	The 128 properties (3.2 million square feet) we acquired in the first six months of 2016, which generated $7.3 million of rent in the first six months of 2016;
•

The 254 properties (5.6 million square feet) we acquired in 2015, which generated $40.0 million of rent in the first six months of 2016, compared to $9.4 million in the first six months of 2015, an increase of $30.6 million;

•	Same store rents generated on 4,093 properties (67.1 million square feet) during the first six months of 2016 and 2015, increased by $5.8 million or 1.3%, to $448.5 million from $442.7 million;
•	A net decrease in straight-line rent and other non-cash adjustments to rent of $149,000 in the first six months of 2016 as compared to the first six months of 2015;
•	A net decrease of $3.1 million relating to properties sold in the first six months of 2016 and during 2015 that were reported in continuing operations; and
•

A net decrease of $153,000 relating to the aggregate of (i) rental revenue from properties (133 properties comprising 1.3 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $14.16 million in the first six months of 2016 compared to $14.31 million in the first six months of 2015.

For purposes of determining the same store rent property pool disclosed above, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, and (iii) were involved in eminent domain and rent was reduced. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.

Of the 4,646 properties in the portfolio at June 30, 2016, 4,624, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,624 single-tenant properties, 4,530, or 98.0%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 9.8 years at June 30, 2016. Of our 4,530 leased single-tenant properties, 3,996 or 88.2% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.6 million in the second quarter of 2016, and $859,000 in the second quarter of 2015. Percentage rent was $3.2 million in the first six months of 2016, and $2.3 million in the first six months of 2015.  Percentage rent in the first six months of 2016 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2016.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2016, our portfolio of 4,646 properties was 98.0% leased with 95 properties available for lease, as compared to 98.4% leased, with 71 properties available for lease at December 31, 2015, and 98.2% leased with 81 properties available for lease at June 30, 2015. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $11.1 million in the second quarter of 2016, compared to $11.6 million in the second quarter of 2015, and $20.2 million in the first six months of 2016, compared to $21.6 million in the first six months of 2015.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $(129,000) in the second quarter of 2016, compared to $822,000 in the second quarter of 2015, and $1.1 million in the six months ended June 30, 2016, compared to $2.6 million in the same period of 2015. The decrease in the second quarter of 2016 is related to the reclassification of an approximately $1.0 million payment that was received from a tenant in March 2016, initially recorded to other revenue, and subsequently reclassified to rental revenue on our consolidated statement of income during April 2016 based on additional information received regarding the nature of the payment.

Depreciation and Amortization

Depreciation and amortization was $110.3 million for the second quarter of 2016, compared to $101.1 million for the second quarter of 2015. Depreciation and amortization was $218.3 million for the first six months of 2016, compared to $199.1 million for the first six months of 2015. The increase in depreciation and amortization in the first six months of 2016 was primarily due to the acquisition of properties in 2015 and the first six months of 2016, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$53,198	$56,828	$106,368	$113,402
Credit facility commitment fees	758	665	1,517	1,321
Amortization of credit facility origination costs and deferred financing costs	2,107	2,246	4,229	4,401
Loss on interest rate swaps	2,109	899	7,886	1,958
Amortization of net mortgage premiums	(754)	(1,862)	(1,855)	(3,823)
Capital lease obligation	77	77	155	155
Interest capitalized	(86)	(173)	(212)	(266)

Interest expense	$57,409	$58,680	$118,088	$117,148

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$4,963,248	$5,092,271	$4,909,826	$5,037,516
Average interest rates	4.20%	4.43%	4.24%	4.47%

The increase in interest expense from the first six months of 2015 to the first six months of 2016 was primarily due to an increase in non-cash losses resulting from fair value adjustments on our interest rate swaps, partially offset by a lower average outstanding debt balance, resulting from the payment of $150.0 million of notes during November 2015, and the payoff of mortgages during 2015 and first six months of 2016. Each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded to interest expense. We recorded a loss on interest rate swaps of $7.9 million during the first six months of 2016, compared to a loss of $2.0 million during the first six months of 2015.

At June 30, 2016, the weighted average interest rate on our:

•	Notes and bonds payable of $3.65 billion (excluding unamortized original issuance discounts of $12.6 million and deferred financing costs of $17.1 million) was 4.7%;
•	Mortgages payable of $488.9 million (excluding net premiums totaling $7.9 million and deferred financing costs of $442,000 on these mortgages) was 5.0%;
•	Credit facility outstanding borrowings of $512.0 million was 1.5%;
•	Term loans outstanding borrowings of $320.0 million (excluding deferred financing costs of $1.0 million) was 1.5%; and
•	Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $4.97 billion was 4.2%.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $14.0 million in the second quarter of 2016, compared to $12.6 million in the second quarter of 2015. Included in general and administrative expenses are acquisition transaction costs of $61,000 in the second quarter of 2016 and $205,000 in the second quarter of 2015. General and administrative expenses increased by $833,000 to $26.3 million for the first six months of 2016, compared to $25.5 million in the first six months of 2015.  Included in general and administrative expenses are acquisition transaction costs of $85,000 for the first six months of 2016 and $298,000 for the first six months of 2015. General and administrative costs increased during the first six months of 2016 primarily due to higher stock compensation costs. In July 2016, we had 133 employees, as compared to 127 employees in July 2015.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2016	2015	2016	2015
General and administrative expenses	$13,985	$12,609	$26,304	$25,471
Total revenue(1)	259,927	242,253	517,938	479,158
General and administrative expenses as a percentage of total revenue	5.4%	5.2%	5.1%	5.3%

(1) Excludes tenant reimbursements revenue.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2016, 95 properties were available for lease, as compared to 71 at December 31, 2015 and 81 at June 30, 2015.

Property expenses were $14.7 million (including $11.1 million in reimbursable expenses) in the second quarter of 2016, and $14.9 million (including $11.6 million in reimbursable expenses) in the second quarter of 2015. Property expenses were $29.8 million (including $20.2 million in reimbursable expenses) in the first six months of 2016 and $28.9 million (including $21.6 million in reimbursable expenses) in the first six months of 2015. The increase in gross property expenses in the first six months of 2016 is primarily attributable to the increased portfolio size, due to our acquisitions during 2015 and the first six months of 2016.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2016	2015	2016	2015
Property expenses net of tenant reimbursements	$3,559	$3,330	$9,559	$7,344
Total revenue(1)	259,927	242,253	517,938	479,158
Property expenses net of tenant reimbursements as a percentage of total revenue	1.4%	1.4%	1.8%	1.5%

(1) Excludes tenant reimbursements revenue.

Income Taxes

Income taxes were $953,000 in the second quarter of 2016, as compared to $628,000 in the second quarter of 2015. Income taxes were $1.9 million in the first six months of 2016 and $1.7 million in the first six months of 2015. These amounts are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

For the second quarter of 2016, we recorded total provisions for impairment of $6.3 million on six properties classified as held for sale and five sold properties. For the first six months of 2016, we recorded total provisions for impairment of $8.2 million on six properties classified as held for sale, one property classified as held for investment, and 11 sold properties. For the second quarter of 2015, we recorded total provisions for impairment of $3.2 million on two properties classified as held for investment and three sold properties. For the first six months of 2015, we recorded total provisions for impairment of $5.3 million on two properties classified as held for investment, five sold properties and one property disposed of other than sale.

Gain on Sales of Real Estate

During the second quarter of 2016, we sold 16 properties for $24.5 million, which resulted in a gain of $8.7 million. During the first six months of 2016, we sold 27 properties for $35.5 million, which resulted in a gain of $10.9 million.

In comparison, during the second quarter of 2015, we sold five properties for $8.2 million, which resulted in a gain of $3.7 million. During the first six months of 2015, we sold 14 properties for $30.5 million, which resulted in a gain of $10.9 million.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the second quarter of 2016 and 2015. Preferred stock dividends totaled $13.5 million in the first six months of 2016 and 2015.

Net Income Available to Common Stockholders

Net income available to stockholders was $69.0 million in the second quarter of 2016, compared to $59.3 million in the second quarter of 2015, an increase of $9.7 million. On a diluted per common share basis, net income was $0.27 in the second quarter of 2016, compared to $0.25 in the second quarter of 2015, an increase of $0.02, or 8.0%.

Net income available to common stockholders was $132.5 million in the first six months of 2016, compared to $119.8 million in the first six months of 2015, an increase of $12.7 million. On a diluted per common share basis, net income was $0.53 in the first six months of 2016, as compared to $0.52 in the first six months of 2015, an increase of $0.01, or 1.9%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2016 were $8.7 million, as compared to gains from the sale of properties of $3.7 million during the second quarter of 2015.  Gains from the sale of properties during the first six months of 2016 and 2015 were $10.9 million.

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

	Three months ended
	June 30,
Dollars in thousands	2016	2015
Net income	$76,068	$66,350
Interest	57,409	58,680
Income taxes	953	628
Depreciation and amortization	110,342	101,101
Impairment loss	6,269	3,230
Gain on sales	(8,658)	(3,675)
Quarterly EBITDA	$242,383	$226,314

Annualized EBITDA	$969,532	$905,256
Total Debt	$4,970,870	$5,306,720
Debt/EBITDA	5.1	5.9

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2016 increased by $17.1 million, or 10.7%, to $176.6 million, compared to $159.5 million in the second quarter of 2015.  On a diluted common share basis, FFO was $0.70 in the second quarter of 2016, compared to $0.69 in the second quarter of 2015, an increase of $0.01, or 1.4%. FFO for the quarter ended June 30, 2016 was impacted by a non-cash loss of $2.1 million, or $0.01 per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

In the first six months of 2016, our FFO increased by $34.9 million, or 11.2%, to $347.3 million, compared to $312.4 million in the first six months of 2015.  On a diluted per common share basis, FFO was $1.38 in the first six months of 2016, compared to $1.36 in the first six months of 2015, an increase of $0.02, or 1.5%. FFO for the six months ended June 30, 2016 was impacted by a non-cash loss of $7.9 million, or $0.03 per share, resulting from fair value adjustments on our interest rate swaps, as described above.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$69,045	$59,317	$132,518	$119,810
Depreciation and amortization	110,342	101,101	218,275	199,138
Depreciation of furniture, fixtures and equipment	(195)	(240)	(388)	(425)
Provisions for impairment on investment properties	6,269	3,230	8,192	5,317
Gain on sales of investment properties	(8,658)	(3,675)	(10,948)	(10,893)
FFO adjustments allocable to noncontrolling interests	(155)	(263)	(373)	(577)

FFO available to common stockholders (1)	$176,648	$159,470	$347,276	$312,370

FFO per common share, basic and diluted (2)	$0.70	$0.69	$1.38	$1.36

Distributions paid to common stockholders	$151,236	$131,595	$298,581	$258,277

FFO in excess of distributions paid to common stockholders	$25,412	$27,875	$48,695	$54,093

Weighted average number of common shares used for computation per share:

Basic	253,375,546	232,403,586	251,792,989	228,932,782

Diluted (2)	254,254,243	232,886,185	252,073,685	229,061,762

(1) FFO available to common stockholders and dilutive noncontrolling interests for the second quarter of 2016 is $177,055 after the inclusion of $407 of FFO allocable to dilutive noncontrolling interests. FFO available to common stockholders and dilutive noncontrolling interests for the second quarter of 2015 is $159,685 after the inclusion of $215 of FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2016 increased by $21.8 million, or 13.7%, to $180.9 million, compared to $159.1 million in the second quarter of 2015. On a diluted common share basis, AFFO was $0.71 in the second quarter of 2016, compared to $0.68 in the second quarter of 2015, an increase of $0.03, or 4.4%.

In the first six months of 2016, our AFFO increased by $45.6 million, or 14.7%, to $356.8 million, compared to $311.2 million in the first six months of 2015. On a diluted per common share basis, AFFO was $1.42 in the first six months of 2016, compared to $1.36 in the first six months of 2015, an increase of $0.06, or 4.4%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$69,045	$59,317	$132,518	$119,810
Cumulative adjustments to calculate FFO (1)	107,603	100,153	214,758	192,560
FFO available to common stockholders	176,648	159,470	347,276	312,370
Amortization of share-based compensation	3,947	2,811	6,552	5,362
Amortization of deferred financing costs (2)	1,299	1,281	2,598	2,575
Amortization of net mortgage premiums	(754)	(1,862)	(1,855)	(3,824)
Loss on interest rate swaps	2,109	899	7,886	1,958
Leasing costs and commissions	(86)	(149)	(277)	(461)
Recurring capital expenditures	(174)	(977)	(246)	(2,009)
Straight-line rent	(4,323)	(4,444)	(9,474)	(8,635)
Amortization of above and below-market leases	2,143	1,954	4,195	3,696
Other adjustments (3)	67	77	138	152

AFFO available to common stockholders (4)	$180,876	$159,060	$356,793	$311,184

AFFO per common share, basic and diluted (5)	$0.71	$0.68	$1.42	$1.36

Distributions paid to common stockholders	$151,236	$131,595	$298,581	$258,277

AFFO in excess of distributions paid to common stockholders	$29,640	$27,465	$58,212	$52,907

Weighted average number of common shares used for computation per share:

Basic	253,375,546	232,403,586	251,792,989	228,932,782

Diluted (5)	253,937,221	232,886,185	252,378,957	229,061,762

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

(4)           AFFO available to common stockholders and dilutive noncontrolling interests for the second quarter of 2016 is $181,065 after the inclusion of $189 of AFFO allocable to dilutive noncontrolling interests. AFFO available to common stockholders and dilutive noncontrolling interests for the second quarter of 2015 is $159,275 after the inclusion of $215 of FFO allocable to dilutive noncontrolling interests. AFFO available to common stockholders and dilutive noncontrolling interests for the six months ended June 30, 2016 is $357,221 after the inclusion of $428 of AFFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

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

Presentation of the information regarding FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing, and financing activities.  In addition, FFO and AFFO should not be considered as measures of liquidity, our ability to make cash distributions, or our ability to pay interest payments.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2016, we owned a diversified portfolio:

•                  Of 4,646 properties;

•                  With an occupancy rate of 98.0%, or 4,551 properties leased and 95 properties available for lease;

•                  Leased to 246 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 79.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 17,010 square feet; approximately 11,620 square feet per retail property and 220,560 square feet per industrial property.

At June 30, 2016, of our 4,646 properties, 4,551 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At June 30, 2016, our 246 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 276 additional tenants, representing approximately 5% of our annualized revenue at June 30, 2016, which brings our total tenant count to 522 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Retail industries
Apparel stores	1.9%	2.0%	2.0%	1.9%	1.7%	1.4%
Automotive collision services	1.0	1.0	0.8	0.8	1.1	0.9
Automotive parts	1.3	1.4	1.3	1.2	1.0	1.2
Automotive service	1.8	1.9	1.8	2.1	3.1	3.7
Automotive tire services	2.8	2.9	3.2	3.6	4.7	5.6
Book stores	*	*	*	*	0.1	0.1
Child care	1.9	2.0	2.2	2.8	4.5	5.2
Consumer electronics	0.3	0.3	0.3	0.3	0.5	0.5
Convenience stores	8.8	9.2	10.1	11.2	16.3	18.5
Crafts and novelties	0.4	0.5	0.5	0.5	0.3	0.2
Dollar stores	8.7	8.9	9.6	6.2	2.2	-
Drug stores	11.0	10.6	9.5	8.1	3.5	3.8
Education	0.3	0.3	0.4	0.4	0.7	0.7
Entertainment	0.5	0.5	0.5	0.6	0.9	1.0
Equipment services	*	0.1	0.1	0.1	0.1	0.2
Financial services	1.2	1.3	1.4	1.5	0.2	0.2
General merchandise	1.4	1.4	1.2	1.1	0.6	0.6
Grocery stores	2.9	3.0	3.0	2.9	3.7	1.6
Health and fitness	8.2	7.7	7.0	6.3	6.8	6.4
Health care	0.9	1.0	1.1	1.1	-	-
Home furnishings	0.8	0.7	0.7	0.9	1.0	1.1
Home improvement	2.3	2.4	1.7	1.6	1.5	1.7
Jewelry	0.1	0.1	0.1	0.1	-	-
Motor vehicle dealerships	2.2	1.6	1.6	1.6	2.1	2.2
Office supplies	0.3	0.3	0.4	0.5	0.8	0.9
Pet supplies and services	0.7	0.7	0.7	0.8	0.6	0.7
Restaurants - casual dining	4.1	3.8	4.3	5.1	7.3	10.9
Restaurants - quick service	4.8	4.2	3.7	4.4	5.9	6.6
Shoe stores	0.5	0.5	0.1	0.1	0.1	0.2
Sporting goods	2.0	1.8	1.6	1.7	2.5	2.7
Theaters	4.9	5.1	5.3	6.2	9.4	8.8
Transportation services	0.1	0.1	0.1	0.1	0.2	0.2
Wholesale clubs	3.6	3.8	4.1	3.9	3.2	0.7
Other	*	*	*	0.1	0.1	0.1
Retail industries	81.7%	81.1%	80.4%	79.8%	86.7%	88.6%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Non-retail industries
Aerospace	1.0	1.1	1.2	1.2	0.9	0.5
Beverages	2.5	2.7	2.8	3.3	5.1	5.6
Consumer appliances	0.5	0.6	0.5	0.6	0.1	-
Consumer goods	0.9	0.9	0.9	1.0	0.1	-
Crafts and novelties	0.1	0.1	0.1	0.1	-	-
Diversified industrial	0.9	0.8	0.5	0.2	0.1	-
Electric utilities	0.1	0.1	0.1	*	-	-
Equipment services	0.5	0.4	0.5	0.4	0.3	0.2
Financial services	0.4	0.4	0.4	0.5	0.4	0.3
Food processing	1.2	1.2	1.4	1.5	1.3	0.7
General merchandise	0.3	0.3	0.3	-	-	-
Government services	1.1	1.2	1.3	1.4	0.1	0.1
Health care	0.6	0.7	0.7	0.8	*	*
Home furnishings	0.1	0.2	0.2	0.2	-	-
Insurance	0.1	0.1	0.1	0.1	*	-
Machinery	0.1	0.1	0.2	0.2	0.1	-
Other manufacturing	0.8	0.7	0.7	0.6	-	-
Packaging	0.8	0.8	0.8	0.9	0.7	0.4
Paper	0.1	0.1	0.1	0.2	0.1	0.1
Shoe stores	0.2	0.2	0.8	0.9	-	-
Telecommunications	0.6	0.7	0.7	0.7	0.8	0.7
Transportation services	5.2	5.3	5.1	5.3	2.2	1.6
Other	0.2	0.2	0.2	0.1	1.0	1.2
Non-retail industries	18.3%	18.9%	19.6%	20.2%	13.3%	11.4%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*    Less than 0.1%

(1)        Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of June 30, 2016 (dollars in thousands):

			Rental Revenue
		Approximate	for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	June 30, 2016	(1)	Revenue
Retail	4,481	52,074,500	$206,086		79.3%
Industrial	106	23,379,600	33,332		12.8
Office	44	3,403,200	15,045		5.8
Agriculture	15	184,500	5,340		2.1
Totals	4,646	79,041,800	$259,803		100.0%

(1)    Includes rental revenue for all properties owned at June 30, 2016.  Excludes revenue of $253 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at June 30, 2016:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	176	6.6%
FedEx	42	5.7%
Dollar General	524	4.5%
LA Fitness	46	4.1%
Dollar Tree / Family Dollar	457	4.0%
Circle K / The Pantry	300	2.8%
AMC Theaters	22	2.8%
BJ’s Wholesale Clubs	15	2.5%
Diageo	17	2.4%
CVS Pharmacy	68	2.1%
SuperAmerica / Western Refining	134	2.1%
GPM Investments / Fas Mart	216	2.0%
Regal Cinemas	22	2.0%
Rite Aid	69	2.0%
Life Time Fitness	9	1.9%
TBC Corporation	149	1.7%
Walmart / Sam’s Club	23	1.5%
Freedomroads / Camping World	18	1.2%
NPC International	191	1.2%
Smart & Final	36	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,481 retail properties included in our 4,646 total properties owned at June 30, 2016, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	June 30, 2016	(1)	Revenue
Tenants Providing Services
Automotive collision services	53	$2,572		1.3%
Automotive service	235	4,814		2.3
Child care	203	4,845		2.4
Education	14	848		0.4
Entertainment	11	1,303		0.6
Equipment services	2	111		0.1
Financial services	118	3,250		1.6
Health and fitness	85	21,324		10.3
Health care	27	1,129		0.5
Theaters	45	12,708		6.2
Transportation services	2	229		0.1
Other	8	82		*
	803	53,215		25.8
Tenants Selling Goods and Services
Automotive parts (with installation)	64	1,520		0.7
Automotive tire services	185	7,220		3.5
Convenience stores	758	22,667		11.0
Motor vehicle dealerships	27	5,608		2.7
Pet supplies and services	13	784		0.4
Restaurants - casual dining	337	9,972		4.8
Restaurants - quick service	533	12,468		6.1
	1,917	60,239		29.2
Tenants Selling Goods
Apparel stores	28	4,952		2.4
Automotive parts	79	1,765		0.9
Book stores	1	104		*
Consumer electronics	8	663		0.3
Crafts and novelties	11	1,142		0.6
Dollar stores	981	22,728		11.0
Drug stores	306	27,177		13.2
General merchandise	75	3,584		1.7
Grocery stores	74	7,343		3.6
Home furnishings	60	1,978		1.0
Home improvement	56	5,431		2.6
Jewelry	4	175		0.1
Office supplies	9	724		0.4
Shoe stores	2	182		0.1
Sporting goods	35	5,316		2.6
Wholesale clubs	32	9,368		4.5
	1,761	92,632		45.0
Total Retail Properties	4,481	$206,086		100.0%

* Less than 0.1%

(1)	Includes rental revenue for all retail properties owned at June 30, 2016. Excludes revenue of $53,717 from non-retail properties and $253 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,530 net leased, single-tenant properties and their contribution to rental revenue for the quarter ended June 30, 2016 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
	Expiring		Approx.			% of			% of			% of
	Leases		Leasable	Rental		Rental	Expiring	Rental	Rental	Expiring	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	(2)	Revenue	Leases	Revenue	Revenue	Leases	Revenue	Revenue

2016	69	-	441,200	$1,585		0.6%	36	$856	0.3%	33	$729	0.3%
2017	195	1	1,892,700	5,172		2.0	52	1,491	0.6	144	3,681	1.4
2018	280	9	3,689,000	10,817		4.2	153	7,299	2.8	136	3,518	1.4
2019	259	10	3,934,200	13,318		5.2	176	11,073	4.3	93	2,245	0.9
2020	192	12	4,318,500	12,202		4.8	114	9,776	3.9	90	2,426	0.9
2021	279	13	5,669,200	15,978		6.3	178	12,161	4.8	114	3,817	1.5
2022	239	17	7,587,700	15,894		6.2	212	12,606	4.9	44	3,288	1.3
2023	354	20	6,463,500	21,957		8.6	358	21,058	8.2	16	899	0.4
2024	198	12	4,360,000	12,535		4.9	202	12,135	4.7	8	400	0.2
2025	326	15	5,574,700	21,695		8.5	310	20,303	8.0	31	1,392	0.5
2026	256	5	3,776,800	12,798		5.0	242	12,300	4.8	19	498	0.2
2027	494	3	5,581,900	19,840		7.8	472	18,953	7.5	25	887	0.3
2028	288	5	5,989,200	16,422		6.4	286	16,222	6.3	7	200	0.1
2029	398	4	6,531,600	19,919		7.8	360	16,397	6.4	42	3,522	1.4
2030	81	12	2,062,900	12,037		4.7	90	11,933	4.7	3	104	*
2031 - 2043	458	26	9,127,000	43,324		17.0	462	39,666	15.6	22	3,658	1.4

Totals	4,366	164	77,000,100	$255,493		100.0%	3,703	$224,229	87.8%	827	$31,264	12.2%

*  Less than 0.1%

(1) Excludes 22 multi-tenant properties and 95 vacant properties, one of which is a vacant, multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2) Excludes revenue of $4,310 from 22 multi-tenant properties and from 95 vacant properties at June 30, 2016, and $253 from sold properties.

(3) Represents leases to the initial tenant of the property that are expiring for the first time.

(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2016 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	June 30, 2016	(1)	Revenue
Alabama	164	98%	1,262,500	$5,216		2.0%
Alaska	3	100	275,900	422		0.2
Arizona	110	99	1,617,100	6,374		2.5
Arkansas	55	100	816,500	1,817		0.7
California	166	100	5,267,900	24,459		9.4
Colorado	72	99	1,015,800	3,989		1.5
Connecticut	24	92	534,900	2,531		1.0
Delaware	18	100	93,000	694		0.3
Florida	332	99	4,047,700	15,166		5.8
Georgia	247	98	3,779,400	11,344		4.4
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	417		0.2
Illinois	167	98	4,661,100	13,500		5.2
Indiana	154	100	1,551,000	6,959		2.7
Iowa	39	90	2,943,200	3,991		1.5
Kansas	94	97	1,845,900	4,505		1.7
Kentucky	63	94	1,035,500	3,586		1.4
Louisiana	98	97	1,196,500	3,367		1.3
Maine	10	90	145,300	889		0.3
Maryland	35	100	861,300	4,509		1.7
Massachusetts	81	98	757,600	3,455		1.3
Michigan	156	97	1,568,900	5,944		2.3
Minnesota	158	99	1,947,500	8,683		3.3
Mississippi	137	95	1,630,600	4,649		1.8
Missouri	139	96	2,825,200	8,459		3.3
Montana	8	100	79,000	191		0.1
Nebraska	37	100	780,400	2,097		0.8
Nevada	22	100	413,000	1,307		0.5
New Hampshire	19	100	315,800	1,477		0.6
New Jersey	70	99	697,400	4,382		1.7
New Mexico	30	100	293,200	858		0.3
New York	91	100	2,434,200	12,507		4.8
North Carolina	163	98	2,224,100	7,250		2.8
North Dakota	7	86	66,000	130		*
Ohio	239	98	6,156,800	14,432		5.6
Oklahoma	130	99	1,553,400	4,226		1.6
Oregon	27	100	590,900	2,091		0.8
Pennsylvania	147	99	1,848,100	7,482		2.9
Rhode Island	4	100	157,200	809		0.3
South Carolina	145	99	1,047,000	5,548		2.1
South Dakota	13	100	156,500	336		0.1
Tennessee	220	96	3,050,500	8,362		3.2
Texas	451	98	8,796,500	23,291		9.0
Utah	18	100	933,400	2,090		0.8
Vermont	5	100	98,000	482		0.2
Virginia	146	97	2,925,700	7,540		2.9
Washington	42	98	690,800	2,711		1.0
West Virginia	14	100	279,100	1,082		0.4
Wisconsin	54	100	1,604,500	3,826		1.5
Wyoming	6	100	54,700	222		0.1
Puerto Rico	4	100	28,300	149		0.1

Totals\Average	4,646	98%	79,041,800	$259,803		100.0%

*           Less than 0.1%

(1)        Includes rental revenue for all properties owned at June 30, 2016.  Excludes revenue of $253 from sold properties.

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

Of our 4,646 properties in our portfolio, approximately 97.5% or 4,530 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations and corporate donation. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in 1,200 employee volunteer hours, employee and corporate donations to fund local affordable housing, educational services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

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

•                  Our Compensation Committee of the Board of Directors works with independent consultants in conducting annual compensation reviews for our key executives, and compensates each individual primarily based on reaching certain performance metrics that determine the success of our company; and

•                  We adhere to all other corporate governance principles outlined in our “Corporate Governance Guidelines” document on our website.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2016. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

		Weighted average		Weighted average
	Fixed rate	rate on fixed rate	Variable rate	rate on variable
Year of maturity	debt	debt	debt	rate debt
2016	$279.3	5.94%	$0.5	2.37%
2017	308.5	5.54	16.2	2.49
2018	365.2	2.15	70.3	1.66
2019	554.5	6.74	533.8	1.39
2020	82.2	4.99	250.2	1.41
Thereafter	2,488.5	4.51	21.7	2.65
Totals (1)	$4,078.2	4.79%	$892.7	1.47%
Fair Value (2)	$4,387.1		$889.8

(1)

Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans. At June 30, 2016, the unamortized balance of net premiums on mortgages payable is $7.9 million, the unamortized balance of original issuance discounts on notes payable is $12.6 million and the balance of deferred financing costs on mortgages payable is $442,000, on notes payable is $17.1 million, and on term loans is $1.0 million.

(2)

We base the estimated fair value of the fixed rate senior notes and bonds at June 30, 2016 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2016 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at June 30, 2016.

The table incorporates only those exposures that exist as of June 30, 2016. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five mortgages totaling $58.3 million at June 30, 2016, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $22.6 million at June 30, 2016. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our credit facility balance of $512.0 million at June 30, 2016, a 1% change in interest rates would change our interest costs by $5.1 million per year.

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

As of and for the quarter ended June 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of June 30, 2016, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  56 shares of stock, at a price of $62.25, in April 2016;

•                  219 shares of stock, at a price of $62.22, in May 2016; and

•                  312 shares of stock, at a price of $62.64, in June 2016.

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 28, 2016	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)