Form 10-Q
period 2016-09-30
REALTY INCOME CORP
filed 2016-10-26
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016, or

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

There were 258,599,202 shares of common stock outstanding as of October 20, 2016.

REALTY INCOME CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(dollars in thousands, except per share data)

	2016	2015
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,527,734	$3,286,004
Buildings and improvements	9,624,689	9,010,778
Total real estate, at cost	13,152,423	12,296,782
Less accumulated depreciation and amortization	(1,913,580)	(1,687,665)
Net real estate held for investment	11,238,843	10,609,117
Real estate held for sale, net	24,815	9,767
Net real estate	11,263,658	10,618,884
Cash and cash equivalents	29,801	40,294
Accounts receivable, net	94,498	81,678
Acquired lease intangible assets, net	1,087,648	1,034,417
Goodwill	15,165	15,321
Other assets, net	45,683	54,785
Total assets	$12,536,453	$11,845,379

LIABILITIES AND EQUITY
Distributions payable	$54,768	$50,344
Accounts payable and accrued expenses	97,541	115,826
Acquired lease intangible liabilities, net	265,045	250,916
Other liabilities	97,905	53,965
Line of credit payable	1,082,000	238,000
Term loans, net	319,054	318,835
Mortgages payable, net	503,201	646,187
Notes payable, net	3,346,442	3,617,973
Total liabilities	5,765,956	5,292,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, liquidation preference $25.00 per share	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 258,592,608 shares issued and outstanding as of September 30, 2016 and 250,416,757 shares issued and outstanding as of December 31, 2015	8,144,983	7,666,428
Distributions in excess of net income	(1,785,630)	(1,530,210)
Total stockholders’ equity	6,754,731	6,531,596
Noncontrolling interests	15,766	21,737
Total equity	6,770,497	6,553,333
Total liabilities and equity	$12,536,453	$11,845,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2016 and 2015

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE
Rental	$265,332	$247,578	$782,189	$724,131
Tenant reimbursements	11,524	10,187	31,741	31,757
Other	318	1,124	1,399	3,729
Total revenue	277,174	258,889	815,329	759,617

EXPENSES
Depreciation and amortization	113,917	104,338	332,192	303,476
Interest	52,952	63,950	171,039	181,098
General and administrative	12,103	10,861	38,407	36,331
Property (including reimbursable)	15,678	13,542	45,454	42,455
Income taxes	894	745	2,812	2,448
Provisions for impairment	8,763	3,864	16,955	9,182
Total expenses	204,307	197,300	606,859	574,990
Gain on sales of real estate	4,335	6,224	15,283	17,117

Net income	77,202	67,813	223,753	201,744

Net income attributable to noncontrolling interests	(130)	(338)	(623)	(919)

Net income attributable to the Company	77,072	67,475	223,130	200,825
Preferred stock dividends	(6,770)	(6,770)	(20,310)	(20,310)

Net income available to common stockholders	$70,302	$60,705	$202,820	$180,515

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.27	$0.26	$0.80	$0.78

Weighted average common shares outstanding:
Basic	258,085,633	236,211,706	253,953,149	231,434,521
Diluted	258,673,914	236,739,942	254,540,323	231,862,767

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(dollars in thousands) (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223,753	$201,744
Adjustments to net income:
Depreciation and amortization	332,192	303,476
Amortization of share-based compensation	9,204	7,598
Non-cash rental adjustments	(7,583)	(6,462)
Amortization of net premiums on mortgages payable	(2,669)	(5,608)
Amortization of deferred financing costs	6,510	6,806
Loss on interest rate swaps	5,835	7,138
Gain on sales of real estate	(15,283)	(17,117)
Provisions for impairment on real estate	16,955	9,182
Change in assets and liabilities
Accounts receivable and other assets	2,964	2,351
Accounts payable, accrued expenses and other liabilities	7,332	(36,160)
Net cash provided by operating activities	579,210	472,948
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,027,917)	(1,061,871)
Improvements to real estate, including leasing costs	(5,295)	(5,861)
Proceeds from sales of real estate	55,114	51,958
Collection of loans receivable	12,486	-
Restricted escrow deposits for Section 1031 tax-deferred exchanges
and pending acquisitions	(7,757)	20,517
Net cash used in investing activities	(973,369)	(995,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(453,774)	(392,767)
Cash dividends to preferred stockholders	(20,310)	(20,310)
Borrowings on line of credit	3,120,000	1,059,000
Payments on line of credit	(2,276,000)	(843,000)
Principal payment on notes payable	(275,000)	-
Proceeds from mortgages payable	9,963	-
Principal payments on mortgages payable	(183,697)	(140,825)
Proceeds from term loans	-	250,000
Proceeds from common stock offerings, net	383,572	276,430
Proceeds from dividend reinvestment and stock purchase plan	8,174	360,941
Proceeds from At-the-Market (ATM) program	85,780	-
Redemption of preferred units	-	(6,750)
Redemption of common units	(9,026)	-
Distributions to noncontrolling interests	(1,018)	(1,267)
Debt issuance costs	-	(10,358)
Other items, including shares withheld upon vesting	(4,998)	(5,563)
Net cash provided by financing activities	383,666	525,531
Net (decrease) increase in cash and cash equivalents	(10,493)	3,222
Cash and cash equivalents, beginning of period	40,294	3,852
Cash and cash equivalents, end of period	$29,801	$7,074

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

At September 30, 2016, we owned 4,703 properties, located in 49 states and Puerto Rico, containing over 80.5 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $290,000 at September 30, 2016 and $429,000 at December 31, 2015.

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

3.       Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	September 30,	December 31,
(dollars in thousands) at:	2016	2015
Acquired in-place leases	$1,142,053	$1,056,715
Accumulated amortization of acquired in-place leases	(334,018)	(264,399)
Acquired above-market leases	361,490	304,548
Accumulated amortization of acquired above-market leases	(81,877)	(62,447)
	$1,087,648	$1,034,417

	September 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2016	2015
Prepaid expenses	14,209	14,258
Restricted escrow deposits	11,586	4,179
Credit facility origination costs, net	8,043	10,226
Notes receivable issued in connection with property sales	5,419	17,905
Corporate assets, net	3,032	2,313
Impounds related to mortgages payable	2,637	5,860
Other items	757	44
	$45,683	$54,785

C. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2016	2015
Common stock distributions	$52,429	$47,963
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	82	124
	$54,768	$50,344

D. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2016	2015
Notes payable - interest payable	$30,145	$61,486
Property taxes payable	21,162	13,354
Mortgages, term loans, credit line - interest payable and interest rate swaps	12,616	6,813
Accrued costs on properties under development	11,428	9,976
Other items	22,190	24,197
	$97,541	$115,826

E. Acquired lease intangible liabilities, net, consist of the	September 30,	December 31,
following (dollars in thousands) at:	2016	2015
Acquired below-market leases	$315,301	$288,412
Accumulated amortization of acquired below-market leases	(50,256)	(37,496)
	$265,045	$250,916

F. Other liabilities consist of the following	September 30,	December 31,
(dollars in thousands) at:	2016	2015
Rent received in advance and other deferred revenue (1)	$86,479	$42,840
Security deposits	6,487	6,418
Capital lease obligations	4,939	4,707
	$97,905	$53,965

(1) In connection with Diageo’s sale of its wine business to Treasury Wine Estates, we will release Diageo from its guarantee of our leases in exchange for Diageo’s payment of $75 million of additional rent to us.  The additional rent is being paid in two equal installments, one of which was received in August 2016 for $37.5 million and was recorded as prepaid rent.  Upon our receipt of the final expected payment in January 2017 of $37.5 million, Treasury Wine Estates will become the guarantor of our leases on those properties.  We have accounted for this transaction as a lease modification and the additional rent will be recognized on a straight-line basis over the remaining lease terms of approximately 15 years.

4.       Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions During the First Nine Months of 2016 and 2015

During the first nine months of 2016, we invested $1.1 billion in 236 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.4%. The 236 new properties and properties under development or expansion are located in 36 states, will contain approximately 5.2 million leasable square feet, and are 100% leased with a weighted average lease term of 15.0 years. The tenants occupying the new properties operate in 24 industries and the property types are 80.7% retail and 19.3% industrial, based on rental revenue.  None of our investments during 2016 caused any one tenant to be 10% or more of our total assets at September 30, 2016.

The $1.1 billion invested during the first nine months of 2016 was allocated as follows: $267.8 million to land, $691.9 million to buildings and improvements, $140.4 million to intangible assets related to leases, and $26.3 million to intangible liabilities related to leases and other assumed liabilities. We also recorded mortgage premiums of $692,000. There was no material contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2016 generated total revenues of $22.5 million and net income of $11.2 million during the nine months ended September 30, 2016.

Of the $1.1 billion we invested during the first nine months of 2016, $401.1 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value of real estate and acquired lease intangibles, and we expect to finalize the valuations and complete the purchase price allocations in 2016. During the first nine months of 2016, we finalized the purchase price allocations for $195.4 million invested in the fourth quarter of 2015.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first nine months of 2015, we invested $1.1 billion in 195 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.5%. The 195 new properties and properties under development or expansion, were located in 36 states, contained approximately 5.1 million leasable square feet and were 100% leased with a weighted average lease term of 16.7 years. The tenants occupying the new properties operated in 18 industries and the property types are 87.0% retail and 13.0% industrial, based on rental revenue.

The $1.1 billion invested during the first nine months of 2015 was allocated as follows: $214.8 million to land, $780.8 million to buildings and improvements, $86.6 million to intangible assets related to leases and $27.2 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2015 generated total revenues of $25.3 million and net income of $12.6 million for the nine months ended September 30, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.1 billion we invested during the first nine months of 2016, $87.7 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%. Of the $1.1 billion we invested during the first nine months of 2015, $37.1 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.9%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $119,000 and $368,000 were recorded to general and administrative expense on our consolidated statements of income during the first nine months of 2016 and 2015, respectively.

C.           Investments in Existing Properties

During the first nine months of 2016, we capitalized costs of $5.3 million on existing properties in our portfolio, consisting of $564,000 for re-leasing costs, $486,000 for recurring capital expenditures and $4.2 million for non-recurring building improvements.  In comparison, during the first nine months of 2015, we capitalized costs of $5.9 million on existing properties in our portfolio.

D.           Properties with Existing Leases

Of the $1.1 billion we invested during the first nine months of 2016, approximately $574.0 million was used to acquire 75 properties with existing leases.  In comparison, of the $1.1 billion we invested during the first nine months of 2015, approximately $304.2 million was used to acquire 47 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first nine months of 2016 and 2015, were $69.6 million and $65.5 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2016 and 2015 were $6.7 million and $5.8 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at September 30, 2016 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2016	$(2,512)	$24,248
2017	(10,006)	95,904
2018	(9,758)	93,409
2019	(8,803)	83,084
2020	(8,042)	77,569
Thereafter	24,553	433,821

Totals	$(14,568)	$808,035

5.       Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of September 30, 2016 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At September 30, 2016, credit facility origination costs of $8.0 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of credit facility origination costs incurred during 2015 as a result of entering into our credit facility. These costs, as well as a portion of the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our credit facility.

At September 30, 2016, we had a borrowing capacity of $918.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.08 billion, as compared to an outstanding balance of $238.0 million at December 31, 2015. In October 2016, the outstanding balance on our credit facility decreased as a result of a note offering (see note 20).

The weighted average interest rate on outstanding borrowings under our credit facility was 1.4% during the first nine months of 2016 and 1.2% during the first nine months of 2015. At September 30, 2016, the weighted average interest rate on borrowings outstanding was 1.4%.  Our credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2016, we remain in compliance with the covenants on our credit facility.

6.       Term Loans

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan maturing January 21, 2018.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 1.20%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan.  The net balance of these deferred financing costs, which was $946,000 at September 30, 2016, and $1.2 million at December 31, 2015, is included within term loans, net on our consolidated balance sheets.

7.       Mortgages Payable

During the first nine months of 2016, we made $183.7 million in principal payments, including the repayment of eight mortgages in full for $161.5 million, and we assumed mortgages totaling $32.5 million, excluding net premiums.  During the third quarter of 2016, we refinanced one of these assumed mortgages and received an additional $10.0 million in proceeds.  The assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off our mortgages as soon as prepayment penalties make it economically feasible to do so.

During the first nine months of 2016, aggregate net premiums totaling $692,000 were recorded upon the assumption of a mortgage with an above-market interest rate. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2016, we remain in compliance with these covenants.

During the first nine months of 2015, we made $140.8 million in principal payments, including the repayment of ten mortgages in full for $135.3 million.  No mortgages were assumed during the first nine months of 2015.

We did not incur any deferred financing costs on our mortgages assumed in 2016. The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $374,000 at September 30, 2016 and $553,000 at December 31, 2015. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of September 30, 2016 and December 31, 2015, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
9/30/16	129	4.9%	4.3%	3.9	$496,470	$6,731	$503,201
12/31/15	183	4.9%	4.1%	3.6	$637,658	$8,529	$646,187

 (1) At September 30, 2016, there were 38 mortgages on 129 properties, while at December 31, 2015, there were 44 mortgages on 183 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for five mortgages on 14 properties totaling $68.1 million at September 30, 2016, including net unamortized discounts.  At December 31, 2015, four mortgages on 13 properties totaling $51.1 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $32.4 million at September 30, 2016, and two mortgages totaling $15.5 million at December 31, 2015.

(2)  Stated interest rates ranged from 2.3% to 6.9% at September 30, 2016, while stated interest rates ranged from 2.0% to 6.9% at December 31, 2015.

(3)  Effective interest rates ranged from 2.5% to 8.8% at September 30, 2016, while effective interest rates ranged from 2.2% to 8.9% at December 31, 2015.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $7.1 million and deferred finance costs of $374,000, as of September 30, 2016 (dollars in millions):

Year of Maturity	Principal
2016	$36.3
2017	109.4
2018	15.9
2019	42.3
2020	82.4
Thereafter	210.2
Totals	$496.5

8.       Notes Payable

A. General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30,	December 31,
	2016	2015
5.950% notes, issued in September 2006 and due in September 2016	$-	$275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.000% notes, issued in October 2012 and due in January 2018	350	350
6.750% notes, issued in September 2007 and due in August 2019	550	550
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, issued in October 2012 and due in October 2022	450	450
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250	250
Total principal amount	3,375	3,650
Unamortized original issuance discounts and deferred financing costs	(29)	(32)
	$3,346	$3,618

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2016, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2016	$-
2017	175
2018	350
2019	550
2020	-
Thereafter	2,300

Totals	$3,375

As of September 30, 2016, the weighted average interest rate on our notes and bonds payable was 4.6% and the weighted average remaining years until maturity was 6.2 years.

B. Note Repayment

In September 2016, we repaid $275.0 million of outstanding 5.950% notes, plus accrued and unpaid interest.

9.                       Equity

A.           Issuance of Common Stock

In May 2016, we issued 6,500,000 shares of common stock.  After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.6 million were used to repay borrowings under our credit facility.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first nine months of 2016, we issued 133,432 shares and raised approximately $8.2 million under the DRSPP.  During the first nine months of 2015, we issued 7,565,432 shares and raised approximately $360.9 million under the DRSPP.  From the inception of the DRSPP through September 30, 2016, we have issued 12,833,294 shares and raised approximately $589.8 million.

We pay for a majority of the plan-related fees related to our DRSPP.  Additionally, our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first nine months of 2016, we did not issue shares under the waiver approval process. During the first nine months of 2015, we issued 7,413,207 shares and raised $353.7 million under the waiver approval process.  These shares are included in the total activity for the first nine months of 2015 noted in the preceding paragraph.

C.           At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock. The shares of common stock may be sold to, or through, a consortium of banks acting as our sales agents either by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During the first nine months of 2016, we issued 1,312,269 shares and raised approximately $85.8 million under the ATM program.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At September 30, 2016, the remaining units from this issuance represent a 0.4% ownership in Realty Income, L.P.  We hold the remaining 99.6% interests in this entity and consolidate the entity.

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

The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2016 (dollars in thousands):

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2015	$13,410	$8,327	$21,737
Reallocation of equity	491	52	543
Redemptions	-	(6,161)	(6,161)
Distributions	(570)	(406)	(976)
Allocation of net income	204	419	623
Carrying value at September 30, 2016	$13,535	$2,231	$15,766

(1)            317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of September 30, 2016 and December 31, 2015.

(2)            534,546 Realty Income, L.P. units were issued on June 27, 2013, 331,364 units were outstanding as of December 31, 2015, and 88,182 remain outstanding as of September 30, 2016.

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

C.      During the first quarter of 2016, we adopted ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  Accordingly, we determined that both Tau Operating Partnership and Realty Income, L.P. are VIEs. We have also concluded that we are the primary beneficiary of these VIEs, based on our controlling financial interests.  We evaluated the minority unitholder rights noting that they do not hold substantive kick-out rights or participating rights.  These conclusions did not result in changes to our historical accounting for these partnerships.  Below is a summary of selected financial data of consolidated VIEs for which we are the primary beneficiary included in the consolidated balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Net real estate	$3,003,824	$3,033,180
Total assets	3,466,298	3,529,667
Total debt	241,176	389,105
Total liabilities	327,826	478,955

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

	Carrying value per	Estimated fair
At September 30, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.6
Mortgages payable assumed in connection with acquisitions, net	503.2	512.7
Notes and bonds payable, net	3,346.4	3,695.7

	Carrying value per	Estimated fair
At December 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$17.9	$19.4
Mortgages payable assumed in connection with acquisitions, net	646.2	651.5
Notes and bonds payable, net	3,618.0	3,828.1

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

We record interest rate swaps on the consolidated balance sheet at fair value. At September 30, 2016, interest rate swaps valued at $9.7 million were included in accounts payable and accrued expenses on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

12.     Gain on Sales of Real Estate

During the third quarter of 2016, we sold 24 properties for $19.6 million, which resulted in a gain of $4.3 million.  During the first nine months of 2016, we sold 51 properties for $55.2 million, which resulted in a gain of $15.3 million.

During the third quarter of 2015, we sold eight properties for $21.5 million, which resulted in a gain of $6.2 million. During the first nine months of 2015, we sold 22 properties for $52.0 million, which resulted in a gain of $17.1 million.

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

During the third quarter of 2016, we recorded total provisions for impairment of $8.8 million on 11 sold properties, five properties classified as held for sale and two properties classified as held for investment in the following industries: one in the automotive service industry, one in the automotive tire services industry, one in the financial services industry, one in the general merchandise industry, 13 in the restaurant-casual dining industry, and one among the industries we classify as “other.” For the first nine months of 2016, we recorded total provisions for impairment of $17.0 million on 23 sold properties, seven properties classified as held for sale, and two properties classified as held for investment in the following industries: one in the automotive parts industry, two in the automotive service industry, one in the automotive tire services industry, one in the convenience store industry, one in the financial services industry, one in the furniture store industry, one in the general merchandise industry, one in the health and fitness industry, 19 in the restaurant-casual dining industry, one in the restaurant-quick service industry and three among the industries we classify as “other.”

In comparison, during the third quarter of 2015, we recorded total provisions for impairment of $3.9 million on three sold properties and one property classified as held for investment in the following industries: one in the pet supplies and services industry and three in the restaurant-casual dining industry. For the nine months of 2015, we recorded total provisions for impairment of $9.2 million on eight sold properties, three properties classified as held for investment, and one property disposed of other than by sale in the following industries: one in the health and fitness industry, one in the pet supplies and services industry, nine in the restaurant-casual dining industry, and one among the industry we classify as “other.”

14.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first nine months of 2016 and 2015:

Month	2016	2015
January	$0.1910000	$0.1834167
February	0.1985000	0.1890000
March	0.1985000	0.1890000
April	0.1990000	0.1895000
May	0.1990000	0.1895000
June	0.1990000	0.1895000
July	0.1995000	0.1900000
August	0.1995000	0.1900000
September	0.2015000	0.1900000

Total	$1.7855000	$1.6999167

At September 30, 2016, a distribution of $0.202 per common share was payable and was paid in October 2016.

B.      Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  During each of the first nine months of 2016 and 2015, we paid nine monthly dividends to holders of our Class F preferred stock totaling $1.242189 per share, or $20.3 million, and at September 30, 2016, a monthly dividend of $0.138021 per share was payable and was paid in October 2016.  We are current in our obligations to pay dividends on our Class F preferred stock.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares used for the basic net income per share computation	258,085,633	236,211,706	253,953,149	231,434,521
Incremental shares from share-based compensation	271,259	211,214	270,152	111,224
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	258,673,914	236,739,942	254,540,323	231,862,767
Unvested shares from share-based compensation that were anti-dilutive	224	132,948	231	107,879
Weighted average partnership common units convertible to common shares that were anti-dilutive	97,312	419,546	235,446	426,469

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $190.8 million in the first nine months of 2016 and $201.4 million in the first nine months of 2015.

Interest capitalized to properties under development was $344,000 in the first nine months of 2016 and $463,000 the first nine months of 2015.

Cash paid for income taxes was $3.6 million in the first nine months of 2016 and $3.1 million in the first nine months of 2015.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     During the first nine months of 2016, we assumed mortgages payable to third-party lenders of $32.5 million, and recorded $692,000 of net premiums. There were no assumed mortgages payable for the first nine months of 2015.

B.     Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $1.5 million at September 30, 2016.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2016	2015
Segment net real estate:
Apparel	$176,015	$180,175
Automotive service	154,929	129,068
Automotive tire services	240,156	247,200
Beverages	294,516	297,724
Child care	50,510	52,391
Convenience stores	704,757	723,092
Dollar stores	1,130,030	1,158,948
Drug stores	1,554,847	1,386,387
Financial services	247,458	254,022
General merchandise	218,785	195,030
Grocery stores	428,373	333,388
Health and fitness	828,317	839,872
Health care	216,629	220,018
Home improvement	286,140	268,974
Motor vehicle dealerships	191,474	137,315
Restaurants-casual dining	524,832	418,883
Restaurants-quick service	549,319	467,330
Theaters	371,086	371,617
Transportation services	801,643	686,041
Wholesale club	442,809	452,563
27 other non-reportable segments	1,851,033	1,798,846
Total segment net real estate	11,263,658	10,618,884

Intangible assets:
Apparel	44,869	48,116
Automotive service	33,451	19,131
Automotive tire services	11,950	13,202
Beverages	2,345	2,538
Convenience stores	14,740	15,843
Dollar stores	52,645	56,420
Drug stores	187,364	189,631
Financial services	30,947	34,626
General merchandise	39,780	41,301
Grocery stores	61,380	42,823
Health and fitness	64,949	65,037
Health care	26,312	29,950
Home improvement	44,493	42,630
Motor vehicle dealerships	25,795	13,182
Restaurants-casual dining	22,553	9,392
Restaurants-quick service	44,153	32,612
Theaters	14,785	17,673
Transportation services	105,326	92,602
Wholesale club	33,596	36,215
Other non-reportable segments	226,215	231,493

Goodwill:
Automotive service	445	448
Automotive tire services	862	865
Child care	4,988	5,034
Convenience stores	2,008	2,009
Restaurants-casual dining	2,137	2,215
Restaurants-quick service	1,071	1,082
Other non-reportable segments	3,654	3,668
Other corporate assets	169,982	176,757
Total assets	$12,536,453	$11,845,379

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2016	2015	2016	2015
Segment rental revenue:
Apparel	$ 5,106	$ 4,961	$ 14,860	$ 14,824
Automotive service	5,322	4,690	14,814	13,806
Automotive tire services	7,135	7,132	21,618	21,503
Beverages	7,027	6,397	19,836	19,053
Child care	4,909	5,030	14,846	14,914
Convenience stores	22,757	22,608	68,410	67,681
Dollar stores	22,652	22,086	67,975	65,976
Drug stores	29,230	27,349	86,288	75,832
Financial services	4,267	4,259	12,832	12,787
General merchandise	5,149	4,169	13,702	12,034
Grocery stores	8,331	7,501	23,452	22,504
Health and fitness	21,444	21,238	64,293	54,648
Health care	4,051	4,012	12,116	12,044
Home improvement	6,732	6,155	18,884	16,839
Motor vehicle dealerships	5,215	3,525	15,025	11,285
Restaurants-casual dining	10,951	9,376	31,364	28,119
Restaurants-quick service	13,056	9,956	38,329	29,985
Theaters	12,689	12,288	38,846	36,764
Transportation services	15,196	12,573	42,038	37,775
Wholesale club	9,368	9,341	28,107	28,024
27 other non-reportable segments	44,745	42,932	134,554	127,734
Total rental revenue	265,332	247,578	782,189	724,131
Tenant reimbursements	11,524	10,187	31,741	31,757
Other revenue	318	1,124	1,399	3,729
Total revenue	$ 277,174	$ 258,889	$ 815,329	$ 759,617

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.7 million during the third quarter of 2016, $2.2 million during the third quarter of 2015, $9.2 million during the first nine months of 2016 and $7.6 million during the first nine months of 2015.

A.   Restricted Stock

During the first nine months of 2016, we granted 170,539 shares of common stock under the 2012 Plan. These shares generally vest over a five-year service period, except for the annual grant of shares to our Board of Directors, totaling 28,000 shares, of which 20,000 shares vested immediately and 8,000 shares vest annually, in equal parts, over a three-year service period.

As of September 30, 2016, the remaining unamortized share-based compensation expense related to restricted stock totaled $16.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.   Performance Shares and Restricted Stock Units

During the first nine months of 2016, we granted 58,569 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first nine months of 2016, we also granted 11,098 restricted stock units that vest over a five year service period and have the same economic rights as shares of restricted stock. All of these restricted stock units were granted to employees within a retirement age of 60.

As of September 30, 2016, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $4.9 million.  The fair value of the performance share was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

19.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2016, we had commitments of $14.6 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2016, we had committed $6.6 million under construction contracts, which is expected to be paid in the next twelve months.

20.                    Subsequent Events

In October 2016, we declared the following dividends, which will be paid in November 2016:

•                  $0.202 per share to our common stockholders and

•                  $0.138021 per share to our Class F preferred stockholders.

In October 2016, we issued $600.0 million of 3.000% senior unsecured notes due 2027. The public offering price for the notes was 98.671% of the principal amount for an effective yield to maturity of 3.153%. The net proceeds of approximately $587.2 million from the offering were used to repay borrowings outstanding under our credit facility.

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

At September 30, 2016, we owned a diversified portfolio:

•                  Of 4,703 properties;

•                  With an occupancy rate of 98.3%, or 4,621 properties leased and 82 properties available for lease;

•                  Leased to 247 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 80.5 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 17,130 square feet; approximately 11,670 square feet per retail property and 222,630 square feet per industrial property.

Of the 4,703 properties in the portfolio, 4,681, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At September 30, 2016, of the 4,681 single-tenant properties, 4,600 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 9.8 years.

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

Diversification is a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and to a certain extent, property type leads to more predictable investment results for our shareholders by reducing vulnerability that can come with any single concentration.  Our investment efforts have led to a diversified property portfolio that, as of September 30, 2016, consisted of 4,703 properties located in 49 states and Puerto Rico, leased to 247 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.0% of our rental revenue for the quarter ended September 30, 2016.  Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low price point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with e-commerce.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at September 30, 2016 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe rental revenue generated from businesses with these characteristics is generally more durable and stable.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 45% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At September 30, 2016, our top 20 tenants represent approximately 54% of our annualized revenue and eight of these tenants have investment grade credit ratings or are subsidiaries of investment grade rated companies.

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

At September 30, 2016, we classified 18 properties with a carrying amount of $24.8 million as held for sale on our balance sheet. For 2016, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in property sales in 2016.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2016 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 47-year policy of paying monthly dividends. In addition, we increased the dividend six times during 2016.  As of October 2016, we have paid 76 consecutive quarterly dividend increases and increased the dividend 88 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2016 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2015	Jan 2016	$0.1910	$0.0005
2nd increase	Jan 2016	Feb 2016	$0.1985	$0.0075
3rd increase	Mar 2016	Apr 2016	$0.1990	$0.0005
4th increase	Jun 2016	Jul 2016	$0.1995	$0.0005
5th increase	Jul 2016	Sep 2016	$0.2015	$0.0020
6th increase	Sep 2016	Oct 2016	$0.2020	$0.0005

The dividends paid per share during the first nine months of 2016 totaled approximately $1.786, as compared to approximately $1.700 during the first nine months of 2015, an increase of $0.086, or 5.1%.

The monthly dividend of $0.202 per share represents a current annualized dividend of $2.424 per share, and an annualized dividend yield of approximately 3.6% based on the last reported sale price of our common stock on the NYSE of $66.93 on September 30, 2016. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Third Quarter of 2016

During the third quarter of 2016, we invested $410.2 million in 93 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 6.3%. The 93 new properties and properties under development or expansion are located in 29 states, will contain approximately 1.7 million leasable square feet and are 100% leased, with a weighted average lease term of  15.4 years.  The tenants occupying the new properties operate in 13 industries and the property types are 85.9% retail and 14.1% industrial, based on rental revenue.

Acquisitions During the First Nine Months of 2016

During the first nine months of 2016, we invested $1.1 billion in 236 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.4%. The 236 new properties and properties under development or expansion are located in 36 states, will contain approximately 5.2 million leasable square feet, and are 100% leased with a weighted average lease term of 15.0 years. The tenants occupying the new properties operate in 24 industries and the property types are 80.7% retail and 19.3% industrial, based on rental revenue.  During the first nine months of 2016, none of our real estate investments caused any one tenant to be 10% or more of our total assets at September 30, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.1 billion we invested during the first nine months of 2016, $87.7 million was invested in 30 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At September 30, 2016, we had 82 properties available for lease out of 4,703 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio. Since December 31, 2015, when we reported 71 properties available for lease out of 4,538 and a 98.4% occupancy rate, we:

•                  Had 174 lease expirations (including leases rejected in bankruptcy);

•                  Re-leased 122 properties; and

•                  Sold 41 vacant properties.

Of the 122 properties re-leased during the first nine months of 2016, 96 properties were re-leased to existing tenants, 11 were re-leased to the same tenants without vacancy, and 15 were re-leased to new tenants after a period of vacancy.  The annual rent on these 122 leases was $16,978,000, as compared to the previous rent on these same properties of $16,319,000, which represents a rent recapture rate of 104.0%.  Excluding re-lease activity resulting from the redevelopment of properties, the annual new rent on properties re-leased during the nine months ended September 30, 2016 was $12.8 million, as compared to the previous annual rent of $13.4 million on these same properties, representing a rent recapture rate of 95.5%.

At September 30, 2016, our average annualized rental revenue was approximately $13.49 per square foot on the 4,621 leased properties in our portfolio.  At September 30, 2016, we classified 18 properties with a carrying amount of $24.8 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In the third quarter of 2016, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $287,000 for re-leasing costs, $240,000 for recurring capital expenditures, and $1.1 million for non-recurring building improvements.  In the third quarter of 2015, we capitalized costs of $3.4 million on existing properties in our portfolio.

In the first nine months of 2016, we capitalized costs of $5.3 million on existing properties in our portfolio, consisting of $564,000 for re-leasing costs, $486,000 for recurring capital expenditures, and $4.2 million for non-recurring building improvements.  In the first nine months of 2015, we capitalized costs of $5.9 million on existing properties in our portfolio.

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

Note Issuance

In October 2016, we issued $600.0 million of 3.000% senior unsecured notes due 2027.  The public offering price for the notes was 98.671% of the principal amount for an effective yield to maturity of 3.153%.  The net proceeds of approximately $587.2 million from the offering were used to repay borrowings outstanding under our credit facility.

Capital Raising

During the quarter ended September 30, 2016, Realty Income issued 637,116 common shares at a weighted average price of $68.41, receiving proceeds of $43.6 million. During the nine months ended September 30, 2016, Realty Income issued 7,945,701 common shares at a weighted average price of $61.62, receiving proceeds of $489.6 million.

Net Income Available to Common Stockholders

Net income available to common stockholders was $70.3 million in the third quarter of 2016, compared to   $60.7 million in the third quarter of 2015, an increase of $9.6 million.  On a diluted per common share basis, net income was $0.27 in the third quarter of 2016, compared to $0.26 in the third quarter of 2015, an increase of $0.01, or 3.8%.

Net income available to common stockholders was $202.8 million in the first nine months of 2016, compared to $180.5 million in the first nine months of 2015, an increase of $22.3 million. On a diluted per common share basis, net income was $0.80 in the first nine months of 2016, as compared to $0.78 in the first nine months of 2015, an increase of $0.02, or 2.6%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2016 were $4.3 million, as compared to gains from the sale of properties of $6.2 million during the third quarter of 2015.  Gains from the sale of properties during the first nine months of 2016 were $15.3 million, as compared to gains from the sale of properties of $17.1 million during the first nine months of 2015.

Funds from Operations Available to Common Stockholders (FFO)

In the third quarter of 2016, our FFO increased by $26.1 million, or 16.1%, to $188.3 million, compared to $162.2 million in the third quarter of 2015.  On a diluted per common share basis, FFO was $0.73 in the third quarter of 2016 and $0.69 in the third quarter of 2015, an increase of $0.04, or 5.8%.

In the first nine months of 2016, our FFO increased by $61.1 million, or 12.9%, to $535.6 million versus $474.5 million in the first nine months of 2015.  On a diluted per common share basis, FFO was $2.11 in the first nine months of 2016, compared to $2.05 in the first nine months of 2015, an increase of $0.06, or 2.9%. FFO for the first nine months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 per share, resulting from fair value adjustments on our interest rate swaps.  FFO for the nine months ended September 30, 2015 was also impacted by a non-cash loss of $7.1 million, or $0.03 per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the third quarter of 2016, our AFFO increased by $20.8 million, or 12.5%, to $186.6 million, compared to $165.8 million in the third quarter of 2015.  On a diluted common share basis, AFFO was $0.72 in the third quarter of 2016 and $0.70 in the third quarter of 2015, an increase of $0.02, or 2.9%.

In the first nine months of 2016, our AFFO increased by $66.4 million, or 13.9%, to $543.4 million versus $477.0 million in the first nine months of 2015. On a diluted per common share basis, AFFO was $2.14 in the first nine months of 2016, compared to $2.06 in the first nine months of 2015, an increase of $0.08, or 3.9%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2016, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.27 billion, or approximately 22.9% of our total market capitalization of $23.02 billion.

We define our total market capitalization at September 30, 2016 as the sum of:

•                  Shares of our common stock outstanding of 258,592,608, plus total common units outstanding of 405,204, multiplied by the last reported sales price of our common stock on the NYSE of $66.93 per share on September 30, 2016, or $17.33 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $1.08 billion on our credit facility;

•                  Outstanding mortgages payable of $496.5 million, excluding net mortgage premiums of $7.1 million and deferred financing costs of $374,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of           $946,000; and

•                  Outstanding senior unsecured notes and bonds of $3.375 billion, excluding unamortized original issuance discounts of $12.3 million and deferred financing costs of $16.3 million.

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During the first nine months of 2016, we issued 1,312,269 shares and raised approximately $85.8 million under the ATM program.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  The DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  The DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first nine months of 2016, we issued 133,432 shares and raised approximately $8.2 million under the DRSPP. During the first nine months of 2016, we did not issue shares under the waiver approval process.

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

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of September 30, 2016 provide for financing at LIBOR, plus 0.90%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As of October 12, 2016, we had a borrowing capacity of $1.5 billion available on our credit facility after using note offering proceeds to pay down outstanding borrowings on our credit facility.  At September 30, 2016, we had a borrowing capacity of $918.0 million available on our credit facility and an outstanding balance of       $1.08 billion.  The interest rate on borrowings outstanding under our credit facility, at September 30, 2016, was 1.4% per annum.  We must comply with various financial and other covenants in our credit facility.  At September 30, 2016, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Mortgage Debt

As of September 30, 2016, we had $496.5 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at September 30, 2016, we had net premiums totaling $7.1 million on these mortgages and deferred financing costs of $374,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During the first nine months of 2016, we made $183.7 million of principal payments, including the repayment of eight mortgages in full for $161.5 million.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of September 30, 2016, sorted by maturity date (dollars in millions):

5.375% notes, issued in September 2005 and due in September 2017	$175
2.000% notes, issued in October 2012 and due in January 2018	350
6.750% notes, issued in September 2007 and due in August 2019	550
5.750% notes, issued in June 2010 and due in January 2021	250
3.250% notes, issued in October 2012 and due in October 2022	450
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,375
Unamortized original issuance discounts and deferred financing costs	(29)
$3,346

In September 2016, we repaid $275.0 million of outstanding 5.950% notes, plus accrued and unpaid interest.  All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remain in compliance as of September 30, 2016. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of September 30, 2016 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	3.8%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	5.0x
Maintenance of total unencumbered assets	> 150% of unsecured debt	260.3%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2015, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2015, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at September 30, 2016 (in thousands, for trailing twelve months):

Net income attributable to the Company	$306,071
Plus: interest expense	214,582
Plus: provision for taxes	3,533
Plus: depreciation and amortization	437,931
Plus: provisions for impairment	18,333
Plus: pro forma adjustments	48,151
Less: gain on sales of real estate	(20,408)
Income available for debt service, as defined	$1,008,193
Total pro forma debt service charge	$201,151
Debt service coverage ratio	5.0

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at September 30, 2016 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$1,008,193
Pro forma debt service charge plus preferred stock dividends	$228,231
Fixed charge coverage ratio	4.4

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At September 30, 2016, we had cash and cash equivalents totaling $29.8 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2016, we are assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our current ratings, the facility interest rate as of September 30, 2016 is LIBOR plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.3% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of September 30, 2016 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2016	$–		$–		$–		$36.3		$49.9		$0.4		$3.3		$5.3		$95.2
2017	–		175.0		–		109.4		193.9		1.6		13.4		15.9		509.2
2018	–		350.0		70.0		15.9		175.2		1.6		13.4		–		626.1
2019	1,082.0		550.0		–		42.3		152.3		1.5		13.2		–		1,841.3
2020	–		–		250.0		82.4		118.4		1.4		13.1		–		465.3
Thereafter	–		2,300.0		–		210.2		452.3		23.2		119.3		–		3,105.0

Totals	$1,082.0		$3,375.0		$320.0		$496.5		$1,142.0		$29.7		$175.7		$21.2		$6,642.1

(1)     The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)     Excludes non-cash original issuance discounts recorded on notes payable. The unamortized balance of the original issuance discounts at September 30, 2016 is $12.3 million. Also excludes deferred financing costs of $16.3 million.

(3)     Excludes deferred financing costs of $946,000.

(4)     Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at

September 30, 2016, is $7.1 million. Also excludes deferred financing costs of $374,000.

(5)     Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of September 30, 2016 through their respective maturity dates.

(6)     Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)     Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)     “Other” consists of $6.6 million of commitments under construction contracts and $14.6 million of commitments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2015, our cash distributions to preferred and common stockholders totaled $560.3 million, or approximately 138.6% of our taxable income of $404.3 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first nine months of 2016 totaled $453.8 million, representing 83.5% of our adjusted funds from operations available to common stockholders of $543.4 million. In comparison, our cash distributions to common stockholders in 2015 totaled $533.2 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $647.0 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 23.8% of the distributions to our common stockholders, made or deemed to have been made in 2015, were classified as a return of capital for federal income tax purposes. We estimate that in 2016, between 15% and 25% of the distributions may be classified as a return of capital.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015.

Rental Revenue

Rental revenue was $265.3 million for the third quarter of 2016, as compared to $247.6 million for the third quarter of 2015, an increase of $17.7 million, or 7.1%. The increase in rental revenue in the third quarter of 2016 compared to the third quarter of 2015 is primarily attributable to:

•                  The 209 properties (4.9 million square feet) we acquired in 2016, which generated $12.4 million of rent in the third quarter of 2016;

•                  The 254 properties (5.6 million square feet) we acquired in 2015, which generated $20.1 million of rent in the third quarter of 2016, compared to $15.0 million in the third quarter of 2015, an increase of $5.1 million;

•                  Same store rents generated on 4,077 properties (66.7 million square feet) during the third quarter of 2016 and 2015, increased by $2.4 million, or 1.1% to $222.7 million from $220.3 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $862,000 in the third quarter of 2016 as compared to the third quarter of 2015;

•                  A net decrease of $1.9 million relating to properties sold in the first nine months of 2016 and during 2015; and

•                  A net decrease of $1.2 million relating to the aggregate of (i) rental revenue from properties (141 properties comprising 1.6 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $7.15 million in the third quarter of 2016, compared to $8.32 million in the third quarter of 2015.

Rental revenue was $782.2 million for the first nine months of 2016, as compared to $724.1 million for the first nine months of 2015, an increase of $58.1 million, or 8.0%. The increase in rental revenue in the first nine months of 2016 compared to the first nine months of 2015 is primarily attributable to:

•                  The 209 properties (4.9 million square feet) we acquired in the first nine months of 2016, which generated $19.7 million of rent in the first nine months of 2016;

•                  The 254 properties (5.6 million square feet) we acquired in 2015, which generated $60.2 million of rent in the first nine months of 2016, compared to $24.4 million in the first nine months of 2015, an increase of $35.8 million;

•                  Same store rents generated on 4,077 properties (66.7 million square feet) during the first nine months of 2016 and 2015, increased by $8.2 million or 1.2%, to $668.0 million from $659.9 million;

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $703,000 in the first nine months of 2016 as compared to the first nine months of 2015;

•                  A net decrease of $5.1 million relating to properties sold in the first nine months of 2016 and during 2015; and

•                  A net decrease of $1.2 million relating to the aggregate of (i) rental revenue from properties (141 properties comprising 1.6 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 22 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $23.5 million in the first nine months of 2016 compared to $24.7 million in the first nine months of 2015.

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

Of the 4,703 properties in the portfolio at September 30, 2016, 4,681, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,681 single-tenant properties, 4,600, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of 9.8 years at September 30, 2016. Of our 4,600 leased single-tenant properties, 4,065 or 88.4% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $286,000 in the third quarter of 2016, and $116,000 in the third quarter of 2015. Percentage rent was $3.5 million in the first nine months of 2016, and $2.4 million in the first nine months of 2015.  Percentage rent in the first nine months of 2016 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2016.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2016, our portfolio of 4,703 properties was 98.3% leased with 82 properties available for lease, as compared to 98.4% leased, with 71 properties available for lease at December 31, 2015, and 98.3% leased with 74 properties available for lease at September 30, 2015. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $11.5 million in the third quarter of 2016, compared to $10.2 million in the third quarter of 2015, and    $31.7 million in the first nine months of 2016, compared to $31.8 million in the first nine months of 2015.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $318,000 in the third quarter of 2016, compared to $1.1 million in the third quarter of 2015, and $1.4 million in the nine months ended September 30, 2016, compared to $3.7 million in the same period of 2015.

Depreciation and Amortization

Depreciation and amortization was $113.9 million for the third quarter of 2016, compared to $104.3 million for the third quarter of 2015. Depreciation and amortization was $332.2 million for the first nine months of 2016, compared to $303.5 million for the first nine months of 2015. The increase in depreciation and amortization in the first nine months of 2016 was primarily due to the acquisition of properties in 2015 and the first nine months of 2016, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$53,057	$57,731	$159,424	$171,132
Credit facility commitment fees	766	767	2,283	2,088
Amortization of credit facility origination costs and deferred financing costs	2,049	2,178	6,278	6,580
(Gain) loss on interest rate swaps	(2,051)	5,180	5,835	7,138
Amortization of net mortgage premiums	(814)	(1,786)	(2,669)	(5,609)
Capital lease obligation	77	77	232	232
Interest capitalized	(132)	(197)	(344)	(463)
Interest expense	$52,952	$63,950	$171,039	$181,098

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,036,031	$5,226,046	$4,961,303	$5,101,239
Average interest rates	4.12%	4.31%	4.20%	4.42%

The decrease in interest expense from the first nine months of 2015 to the first nine months of 2016 was primarily due to a lower average outstanding debt balance, resulting from the payment of $150.0 million of notes during November 2015, the payment of $275.0 million of notes during September 2016, and the payoff of mortgages during 2015 and first nine months of 2016.

Each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded to interest expense. We recorded a loss on interest rate swaps of $5.8 million during the first nine months of 2016, compared to a loss of $7.1 million during the first nine months of 2015.

At September 30, 2016, the weighted average interest rate on our:

•                  Notes and bonds payable of $3.375 billion (excluding unamortized original issue discounts of $12.3 million and deferred financing costs of $16.3 million) was 4.6%;

•                  Mortgages payable of $496.5 million (excluding net premiums totaling $7.1 million and deferred financing costs of $374,000 on these mortgages) was 4.9%;

•                  Credit facility outstanding borrowings of $1.08 billion was 1.4%;

•                  Term loans outstanding borrowings of $320.0 million (excluding deferred financing costs of $946,000) was 1.5%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.27 billion was 3.8%.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $12.1 million in the third quarter of 2016, compared to $10.9 million in the third quarter of 2015. Included in general and administrative expenses are acquisition transaction costs of $34,000 in the third quarter of 2016 and $69,000 in the third quarter of 2015. General and administrative expenses increased by $2.1 million to $38.4 million for the first nine months of 2016, compared to $36.3 million in the first nine months of 2015.  Included in general and administrative expenses are acquisition transaction costs of $119,000 for the first nine months of 2016 and $368,000 for the first nine months of 2015. General and administrative costs increased during the first nine months of 2016 primarily due to higher stock compensation costs. In October 2016, we had 137 employees, as compared to 130 employees in October 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2016	2015	2016	2015
General and administrative expenses	$12,103	$10,861	$38,407	$36,331
Total revenue(1)	265,650	248,702	783,588	727,860
General and administrative expenses as a
percentage of total revenue	4.6%	4.4%	4.9%	5.0%
(1) Excludes tenant reimbursements revenue.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2016, 82 properties were available for lease, as compared to 71 at December 31, 2015 and 74 at September 30, 2015.

Property expenses were $15.7 million (including $11.5 million in reimbursable expenses) in the third quarter of 2016, and $13.5 million (including $10.2 million in reimbursable expenses) in the third quarter of 2015. Property expenses were $45.5 million (including $31.7 million in reimbursable expenses) in the first nine months of 2016 and $42.5 million (including $31.8 million in reimbursable expenses) in the first nine months of 2015. The increase in gross property expenses in the first nine months of 2016 is primarily attributable to the increased portfolio size, due to our acquisitions during 2015 and the first nine months of 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands	2016	2015	2016	2015
Property expenses net of tenant reimbursements	$4,154	$3,355	$13,713	$10,698
Total revenue(1)	265,650	248,702	783,588	727,860
Property expenses net of tenant reimbursements as a
percentage of total revenue	1.6%	1.3%	1.8%	1.5%

(1) Excludes tenant reimbursements revenue.

Income Taxes

Income taxes were $894,000 in the third quarter of 2016, as compared to $745,000 in the third quarter of 2015. Income taxes were $2.8 million in the first nine months of 2016 and $2.4 million in the first nine months of 2015. These amounts are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

For the third quarter of 2016, we recorded total provisions for impairment of $8.8 million on 11 sold properties, five properties classified as held for sale and two properties classified as held for investment. For the first nine months of 2016, we recorded total provisions for impairment of $17.0 million on 23 sold properties, seven properties classified as held for sale and two properties classified as held for investment. For the third quarter of 2015, we recorded total provisions for impairment of $3.9 million on three sold properties and one property classified as held for investment. For the first nine months of 2015, we recorded total provisions for impairment on $9.2 million on eight sold properties, three properties classified as held for investment, and one property disposed of other than by sale.

Gain on Sales of Real Estate

During the third quarter of 2016, we sold 24 properties for $19.6 million, which resulted in a gain of $4.3 million. During the first nine months of 2016, we sold 51 properties for $55.2 million, which resulted in a gain of $15.3 million.

In comparison, during the third quarter of 2015, we sold eight properties for $21.5 million, which resulted in a gain of $6.2 million. During the first nine months of 2015, we sold 22 properties for $52.0 million, which resulted in a gain of $17.1 million.

Preferred Stock Dividends

Preferred stock dividends totaled $6.8 million in the third quarter of 2016 and 2015. Preferred stock dividends totaled $20.3 million in the first nine months of 2016 and 2015.

Net Income Available to Common Stockholders

Net income available to stockholders was $70.3 million in the third quarter of 2016, compared to $60.7 million in the third quarter of 2015, an increase of $9.6 million. On a diluted per common share basis, net income was $0.27 in the third quarter of 2016, compared to $0.26 in the third quarter of 2015, an increase of $0.01, or 3.8%.

Net income available to common stockholders was $202.8 million in the first nine months of 2016, compared to $180.5 million in the first nine months of 2015, an increase of $22.3 million. On a diluted per common share basis, net income was $0.80 in the first nine months of 2016, as compared to $0.78 in the first nine months of 2015, an increase of $0.02, or 2.6%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2016 were $4.3 million, as compared to gains from the sale of properties of $6.2 million during the third quarter of 2015.  Gains from the sale of properties during the first nine months of 2016 were $15.3 million, as compared to gains from the sale of properties of $17.1 million during the first nine months of 2015.

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

	Three months ended
	September 30,
Dollars in thousands	2016	2015
Net income	$77,202	$67,813
Interest	52,952	63,950
Income taxes	894	745
Depreciation and amortization	113,917	104,338
Impairment loss	8,763	3,864
Gain on sales	(4,335)	(6,224)
Quarterly EBITDA	$249,393	$234,486

Annualized EBITDA	$997,572	$937,944
Total Debt	$5,273,470	$5,254,186
Debt/EBITDA	5.3	5.6

(1) Total debt is consistent with its definition under market capitalization as described in “Liquidity and Capital Resources – Conservative Capital Structure” earlier in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2016 increased by $26.1 million, or 16.1%, to $188.3 million, compared to $162.2 million in the third quarter of 2015.  On a diluted common share basis, FFO was $0.73 in the third quarter of 2016, compared to $0.69 in the third quarter of 2015, an increase of $0.04, or 5.8%.

In the first nine months of 2016, our FFO increased by $61.1 million, or 12.9%, to $535.6 million, compared to $474.5 million in the first nine months of 2015.  On a diluted per common share basis, FFO was $2.11 in the first nine months of 2016, compared to $2.05 in the first nine months of 2015, an increase of $0.06, or 2.9%. FFO for the nine months ended September 30, 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 per share, resulting from fair value adjustments on our interest rate swaps.  FFO for the nine months ended September 30, 2015 was also impacted by a non-cash loss of $7.1 million, or $0.03 per share, resulting from fair value adjustments on our interest rate swaps.  Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$70,302	$60,705	$202,820	$180,515
Depreciation and amortization	113,917	104,338	332,192	303,476
Depreciation of furniture, fixtures and equipment	(187)	(184)	(575)	(608)
Provisions for impairment on investment properties	8,763	3,864	16,955	9,182
Gain on sales of investment properties	(4,335)	(6,224)	(15,283)	(17,117)
FFO adjustments allocable to noncontrolling interests	(174)	(339)	(546)	(918)
FFO available to common stockholders (1)	$188,286	$162,160	$535,563	$474,530

FFO per common share, basic and diluted (2)	$0.73	$0.69	$2.11	$2.05

Distributions paid to common stockholders	$155,194	$134,489	$453,774	$392,767

FFO available to common stockholders in
excess of distributions paid to common stockholders
	$33,092	$27,671	$81,789	$81,763

Weighted average number of common shares
used for computation per share:
Basic	258,085,633	236,211,706	253,953,149	231,434,521
Diluted (2)	258,356,892	236,739,942	254,223,301	231,545,745

(1)        FFO available to common stockholders and dilutive noncontrolling interests for the third quarter of 2015 is $162,377 after the inclusion of $217 of FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the third quarter of 2016 increased by $20.8 million, or 12.5%, to $186.6 million, compared to     $165.8 million in the third quarter of 2015. On a diluted common share basis, AFFO was $0.72 in the third quarter of 2016, compared to $0.70 in the third quarter of 2015, an increase of $0.02, or 2.9%.

In the first nine months of 2016, our AFFO increased by $66.4 million, or 13.9%, to $543.4 million, compared to $477.0 million in the first nine months of 2015. On a diluted per common share basis, AFFO was $2.14 in the first nine months of 2016, compared to $2.06 in the first nine months of 2015, an increase of $0.08, or 3.9%.  We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$70,302	$60,705	$202,820	$180,515
Cumulative adjustments to calculate FFO (1)	117,984	101,455	332,743	294,015
FFO available to common stockholders	188,286	162,160	535,563	474,530
Amortization of share-based compensation	2,653	2,235	9,204	7,598
Amortization of deferred financing costs (2)	1,261	1,354	3,859	3,959
Amortization of net mortgage premiums	(814)	(1,786)	(2,669)	(5,608)
(Gain) loss on interest rate swaps	(2,051)	5,180	5,835	7,138
Leasing costs and commissions	(287)	(93)	(564)	(555)
Recurring capital expenditures	(240)	(1,811)	(486)	(3,820)
Straight-line rent	(4,779)	(3,648)	(14,253)	(12,283)
Amortization of above and below-market leases	2,476	2,125	6,670	5,821
Other adjustments (3)	70	74	208	226

Total AFFO available to common stockholders (4)	$186,575	$165,790	$543,367	$477,006

AFFO per common share, basic and diluted (5)	$0.72	$0.70	$2.14	$2.06

Distributions paid to common stockholders	$155,194	$134,489	$453,774	$392,767

AFFO available to common stockholders
in excess of distributions paid to common stockholders	$31,381	$31,301	$89,593	$84,239

Weighted average number of common shares
used for computation per share:

Basic	258,085,633	236,211,706	253,953,149	231,434,521

Diluted (5)	258,356,892	236,739,942	254,458,747	231,545,745

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

(4)          AFFO available to common stockholders and dilutive noncontrolling interests for the nine months ended September 30, 2016 is $543,867 after the inclusion of $500 of AFFO allocable to dilutive noncontrolling interests. AFFO available to common stockholders and dilutive noncontrolling interests for the third quarter of 2015 is $166,009 after the inclusion of $219 of AFFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2016, we owned a diversified portfolio:

•                  Of 4,703 properties;

•                  With an occupancy rate of 98.3%, or 4,621 properties leased and 82 properties available for lease;

•                  Leased to 247 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 80.5 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 17,130 square feet; approximately 11,670 square feet per retail property and 222,630 square feet per industrial property.

At September 30, 2016, of our 4,703 properties, 4,621 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At September 30, 2016, our 247 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 277 additional tenants, representing approximately 5% of our annualized revenue at September 30, 2016, which brings our total tenant count to 524 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Retail industries
Apparel stores	1.9%	2.0%	2.0%	1.9%	1.7%	1.4%
Automotive collision services	1.0	1.0	0.8	0.8	1.1	0.9
Automotive parts	1.3	1.4	1.3	1.2	1.0	1.2
Automotive service	2.0	1.9	1.8	2.1	3.1	3.7
Automotive tire services	2.7	2.9	3.2	3.6	4.7	5.6
Book stores	*	*	*	*	0.1	0.1
Child care	1.9	2.0	2.2	2.8	4.5	5.2
Consumer electronics	0.3	0.3	0.3	0.3	0.5	0.5
Convenience stores	8.6	9.2	10.1	11.2	16.3	18.5
Crafts and novelties	0.4	0.5	0.5	0.5	0.3	0.2
Dollar stores	8.6	8.9	9.6	6.2	2.2	—
Drug stores	11.0	10.6	9.5	8.1	3.5	3.8
Education	0.3	0.3	0.4	0.4	0.7	0.7
Entertainment	0.5	0.5	0.5	0.6	0.9	1.0
Equipment services	*	0.1	0.1	0.1	0.1	0.2
Financial services	1.2	1.3	1.4	1.5	0.2	0.2
General merchandise	1.9	1.4	1.2	1.1	0.6	0.6
Grocery stores	2.9	3.0	3.0	2.9	3.7	1.6
Health and fitness	8.1	7.7	7.0	6.3	6.8	6.4
Health care	0.9	1.0	1.1	1.1	—	—
Home furnishings	0.8	0.7	0.7	0.9	1.0	1.1
Home improvement	2.5	2.4	1.7	1.6	1.5	1.7
Jewelry	0.1	0.1	0.1	0.1	—	—
Motor vehicle dealerships	2.0	1.6	1.6	1.6	2.1	2.2
Office supplies	0.3	0.3	0.4	0.5	0.8	0.9
Pet supplies and services	0.6	0.7	0.7	0.8	0.6	0.7
Restaurants - casual dining	4.2	3.8	4.3	5.1	7.3	10.9
Restaurants - quick service	4.8	4.2	3.7	4.4	5.9	6.6
Shoe stores	0.5	0.5	0.1	0.1	0.1	0.2
Sporting goods	1.5	1.8	1.6	1.7	2.5	2.7
Theaters	4.8	5.1	5.3	6.2	9.4	8.8
Transportation services	0.1	0.1	0.1	0.1	0.2	0.2
Wholesale clubs	3.5	3.8	4.1	3.9	3.2	0.7
Other	*	*	*	0.1	0.1	0.1
Retail industries	81.2%	81.1%	80.4%	79.8%	86.7%	88.6%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	September 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2015	2014	2013	2012	2011
Non-retail industries
Aerospace	1.0	1.1	1.2	1.2	0.9	0.5
Beverages	2.7	2.7	2.8	3.3	5.1	5.6
Consumer appliances	0.5	0.6	0.5	0.6	0.1	-
Consumer goods	1.0	0.9	0.9	1.0	0.1	-
Crafts and novelties	0.1	0.1	0.1	0.1	-	-
Diversified industrial	0.9	0.8	0.5	0.2	0.1	-
Electric utilities	0.1	0.1	0.1	*	-	-
Equipment services	0.5	0.4	0.5	0.4	0.3	0.2
Financial services	0.4	0.4	0.4	0.5	0.4	0.3
Food processing	1.1	1.2	1.4	1.5	1.3	0.7
General merchandise	0.3	0.3	0.3	-	-	-
Government services	1.0	1.2	1.3	1.4	0.1	0.1
Health care	0.6	0.7	0.7	0.8	*	*
Home furnishings	0.1	0.2	0.2	0.2	-	-
Insurance	0.1	0.1	0.1	0.1	*	-
Machinery	0.1	0.1	0.2	0.2	0.1	-
Other manufacturing	0.8	0.7	0.7	0.6	-	-
Packaging	0.8	0.8	0.8	0.9	0.7	0.4
Paper	0.1	0.1	0.1	0.2	0.1	0.1
Shoe stores	0.2	0.2	0.8	0.9	-	-
Telecommunications	0.6	0.7	0.7	0.7	0.8	0.7
Transportation services	5.6	5.3	5.1	5.3	2.2	1.6
Other	0.2	0.2	0.2	0.1	1.0	1.2
Non-retail industries	18.8%	18.9%	19.6%	20.2%	13.3%	11.4%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*          Less than 0.1%

(1)     Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of September 30, 2016 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2016(1)	Percentage of Rental Revenue
Retail	4,536	52,938,400	$208,647	78.7%
Industrial	108	24,044,400	35,505	13.4
Office	44	3,403,200	15,036	5.7
Agriculture	15	184,500	5,878	2.2
Totals	4,703	80,570,500	$265,066	100.0%

(1)        Includes rental revenue for all properties owned at September 30, 2016.  Excludes revenue of $266 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at September 30, 2016:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	204	7.3%
FedEx	43	5.7%
Dollar General	524	4.3%
LA Fitness	47	4.0%
Dollar Tree / Family Dollar	457	4.0%
Circle K / The Pantry	299	2.8%
AMC Theatres	22	2.7%
BJ’s Wholesale Club	15	2.5%
Diageo	17	2.3%
CVS Pharmacy	69	2.1%
SuperAmerica / Western Refining	134	2.0%
GPM Investments / Fas Mart	216	2.0%
Regal Cinemas	22	2.0%
Rite Aid	69	1.9%
Life Time Fitness	9	1.9%
Wal-Mart / Sam’s Club	29	1.8%
TBC Corporation	149	1.6%
Freedomroads / Camping World	18	1.2%
NPC International	190	1.1%
Smart & Final	36	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,536 retail properties included in our 4,703 total properties owned at September 30, 2016, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	September 30, 2016	(1)	Revenue
Tenants Providing Services
Automotive collision services	54	$2,693		1.3%
Automotive service	245	5,322		2.6
Child care	202	4,897		2.3
Education	14	829		0.4
Entertainment	11	1,308		0.6
Equipment services	2	111		0.1
Financial services	116	3,265		1.6
Health and fitness	86	21,444		10.3
Health care	27	1,132		0.5
Theaters	45	12,689		6.1
Transportation services	2	229		0.1
Other	9	83		*
	813	54,002		25.9
Tenants Selling Goods and Services
Automotive parts (with installation)	67	1,549		0.7
Automotive tire services	184	7,135		3.4
Convenience stores	757	22,626		10.8
Motor vehicle dealerships	27	5,215		2.5
Pet supplies and services	12	722		0.3
Restaurants - casual dining	326	10,160		4.9
Restaurants - quick service	549	12,948		6.2
	1,922	60,355		28.8
Tenants Selling Goods
Apparel stores	28	5,179		2.5
Automotive parts	82	1,857		0.9
Book stores	1	104		*
Consumer electronics	8	822		0.4
Crafts and novelties	12	1,156		0.6
Dollar stores	981	22,652		10.9
Drug stores	335	27,769		13.3
General merchandise	74	4,091		2.0
Grocery stores	82	8,258		4.0
Home furnishings	60	1,974		0.9
Home improvement	56	6,064		2.9
Jewelry	4	175		0.1
Office supplies	9	724		0.3
Shoe stores	2	182		0.1
Sporting goods	35	3,915		1.9
Wholesale clubs	32	9,368		4.5
	1,801	94,290		45.3
Total Retail Properties	4,536	$208,647		100.0%

* Less than 0.1%

(1)        Includes rental revenue for all retail properties owned at September 30, 2016.  Excludes revenue of $56,419 from non-retail properties and $266 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 4,600 net leased, single-tenant properties and their contribution to rental revenue for the quarter ended September 30, 2016 (dollars in thousands):

Total Portfolio(1)							Initial Expirations(3)			Subsequent Expirations(4)
	Expiring		Approx.			% of			% of			% of
	Leases		Leasable	Rental		Rental	Expiring	Rental	Rental	Expiring	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	(2)	Revenue	Leases	Revenue	Revenue	Leases	Revenue	Revenue

2016	49	-	346,400	$1,037		0.4%	29	$685	0.3%	20	$352	0.1%
2017	179	1	1,815,100	4,847		1.9	42	1,703	0.7	138	3,144	1.2
2018	277	9	3,639,200	11,463		4.4	154	8,072	3.1	132	3,391	1.3
2019	262	10	3,895,300	13,502		5.2	181	11,260	4.3	91	2,242	0.9
2020	195	12	4,350,700	12,543		4.8	119	10,342	4.0	88	2,201	0.8
2021	286	13	5,333,900	15,171		5.8	180	12,290	4.7	119	2,881	1.1
2022	249	17	7,628,900	16,062		6.2	223	14,365	5.5	43	1,697	0.7
2023	354	20	6,463,500	21,957		8.4	360	21,219	8.1	14	738	0.3
2024	198	12	4,360,000	12,453		4.8	204	12,289	4.7	6	164	0.1
2025	325	14	5,223,500	20,425		7.8	316	19,816	7.6	23	609	0.2
2026	262	5	3,822,100	13,329		5.1	248	12,684	4.9	19	645	0.2
2027	499	3	5,718,500	19,943		7.6	476	19,084	7.3	26	859	0.3
2028	289	5	6,088,500	16,481		6.3	289	16,366	6.3	5	115	*
2029	399	5	6,849,700	20,154		7.7	398	19,977	7.6	6	177	0.1
2030	82	13	2,446,800	13,715		5.3	92	13,611	5.3	3	104	*
2031 - 2043	529	27	10,373,200	47,654		18.3	546	47,469	18.2	10	185	0.1

Totals	4,434	166	78,355,300	$260,736		100.0%	3,857	$241,232	92.6%	743	$19,504	7.4%

*         Less than 0.1%

(1)      Excludes 22 multi-tenant properties and 82 vacant properties, one of which is a vacant, multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)      Excludes revenue of $4,330 from 22 multi-tenant properties and from 82 vacant properties at September 30, 2016, and $266 from sold properties.

(3)      Represents leases to the initial tenant of the property that are expiring for the first time.

(4)      Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2016 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	September 30, 2016	(1)	Revenue
Alabama	163	99%	1,258,500	$5,142		1.9%
Alaska	3	67	275,900	547		0.2
Arizona	110	99	1,629,400	6,333		2.4
Arkansas	55	100	816,500	1,807		0.7
California	166	100	5,267,900	25,556		9.6
Colorado	74	100	1,075,900	4,057		1.5
Connecticut	24	92	535,300	2,531		1.0
Delaware	18	100	93,000	720		0.3
Florida	330	98	3,999,000	14,488		5.5
Georgia	248	98	3,888,500	11,522		4.3
Hawaii	--	--	--	--		--
Idaho	12	100	87,000	406		0.2
Illinois	168	98	4,680,800	13,678		5.2
Indiana	165	100	1,897,900	7,642		2.9
Iowa	41	90	2,973,000	3,987		1.5
Kansas	95	97	1,860,600	4,752		1.8
Kentucky	64	95	1,389,700	3,799		1.4
Louisiana	97	98	1,186,300	3,745		1.4
Maine	10	90	145,300	889		0.3
Maryland	35	97	861,300	4,396		1.7
Massachusetts	81	98	757,600	3,478		1.3
Michigan	160	98	1,580,700	6,031		2.3
Minnesota	158	99	1,951,100	9,735		3.7
Mississippi	135	96	1,626,600	4,464		1.7
Missouri	140	98	2,851,300	8,451		3.2
Montana	11	100	87,000	451		0.2
Nebraska	39	100	809,500	2,151		0.8
Nevada	22	100	413,000	1,308		0.5
New Hampshire	19	100	315,800	1,478		0.6
New Jersey	70	99	697,400	4,383		1.7
New Mexico	30	100	293,200	857		0.3
New York	91	100	2,421,300	12,530		4.7
North Carolina	164	98	2,231,400	7,358		2.8
North Dakota	8	88	123,000	142		*
Ohio	242	98	6,231,600	14,566		5.5
Oklahoma	133	100	1,652,200	4,326		1.6
Oregon	27	100	590,900	2,046		0.8
Pennsylvania	148	99	1,855,000	7,501		2.8
Rhode Island	4	100	157,200	809		0.3
South Carolina	147	99	1,101,400	5,070		1.9
South Dakota	14	100	170,700	337		0.1
Tennessee	223	97	3,120,900	8,453		3.2
Texas	456	98	8,872,400	24,726		9.3
Utah	19	100	943,300	2,133		0.8
Vermont	5	100	98,000	482		0.2
Virginia	146	97	2,925,700	7,459		2.8
Washington	42	100	684,200	2,711		1.0
West Virginia	14	100	279,100	1,081		0.4
Wisconsin	67	100	1,724,200	4,105		1.5
Wyoming	6	100	54,700	298		0.1
Puerto Rico	4	100	28,300	149		0.1

Totals\Average	4,703	98%	80,570,500	$265,066		100.0%

*     Less than 0.1%

(1)   Includes rental revenue for all properties owned at September 30, 2016.  Excludes revenue of $266 from sold properties.

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

Of our 4,703 properties in our portfolio, approximately 97.8% or 4,600 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations and corporate donation. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in approximately 1,200 employee volunteer hours, employee and corporate donations to fund local affordable housing, educational services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2016. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt

2016	$36.2	5.72%	$0.1	2.62%
2017	274.5	5.51	9.9	2.70
2018	365.2	2.15	70.7	1.73
2019	554.5	6.74	1,119.8	1.46
2020	82.2	4.99	250.2	1.48
Thereafter	2,488.5	4.51	21.7	2.71

Totals (1)	$3,801.1	4.70%	$1,472.4	1.50%

Fair Value (2)	$4,140.2		$1,470.2

(1)              Excludes net premiums recorded on mortgages payable and original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At September 30, 2016, the unamortized balance of net premiums on mortgages payable is $7.1 million, the unamortized balance of original issue discounts on notes payable is $12.3 million and the balance of deferred financing costs on mortgages payable is $374,000, on notes payable is $16.3 million, and on term loans is $946,000.

(2)              We base the estimated fair value of the fixed rate senior notes and bonds at September 30, 2016 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2016 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at September 30, 2016.

The table incorporates only those exposures that exist as of September 30, 2016. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except five mortgages totaling $68.1 million at September 30, 2016, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes three mortgages totaling $32.4 million at September 30, 2016. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our credit facility balance of $1.08 billion at September 30, 2016, a 1% change in interest rates would change our interest costs by $10.8 million per year.

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

As of and for the quarter ended September 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended  September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of September 30, 2016, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  2,941 shares of stock, at a weighted average price of $69.64, in July 2016;

•                  52 shares of stock, at a weighted average price of $71.19, in August 2016; and

•                  2,147 shares of stock, at a weighted average price of $67.18, in September 2016.

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

4.2                              Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.3                              Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

4.4                              Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.5                              Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 16, 2005 and incorporated herein by reference).

4.6                              Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 5, 2007 and incorporated herein by reference).

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

4.8                              Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

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

4.10                       Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

4.11                       Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

4.12                       Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.13                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

4.15                       Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

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

4.17                       Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

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

4.19                       Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

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

4.21                       Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.22                       Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: October 27, 2016	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)