Form 10-K
period 2016-12-31
REALTY INCOME CORP
filed 2017-02-23
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

At June 30, 2016, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $17.8 billion based upon the last reported sale price of $69.36 per share on the New York Stock Exchange on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

At February 10, 2017, the number of shares of common stock outstanding was 260,120,152 and the number of shares of Class F Cumulative Redeemable Preferred Stock outstanding was 16,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 16, 2017, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:         Business

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time.  The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with regional and national commercial tenants.  The company has in-house acquisition, portfolio management, asset management, real estate research, credit research, legal, finance and accounting, information technology, and capital markets capabilities.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 48 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At December 31, 2016, we owned a diversified portfolio:

•	Of 4,944 properties;
•	With an occupancy rate of 98.3%, or 4,860 properties leased and 84 properties available for lease;
•	Leased to 248 different commercial tenants doing business in 47 separate industries;
•	Located in 49 states and Puerto Rico;
•	With over 83.0 million square feet of leasable space; and
•	With an average leasable space per property of approximately 16,800 square feet; approximately 11,520 square feet per retail property and 220,290 square feet per industrial property.

Of the 4,944 properties in the portfolio, 4,920, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2016, of the 4,920 single-tenant properties, 4,836 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.8 years.

Our 11 senior officers owned 0.2% of our outstanding common stock with a market value of $24.6 million at January 31, 2017. Our directors and 11 senior officers, as a group, owned 0.3% of our outstanding common stock with a market value of $42.4 million at January 31, 2017.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728.

Our 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, or the Class F preferred stock,  is listed on the NYSE under the ticker symbol “OprF” with a CUSIP number of 756109-807.

In January 2017, we had 146 employees, as compared to 132 employees in January 2016.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 48-year policy of paying monthly dividends. In addition, we increased the dividend six times during 2016 and twice during 2017.  As of February 2017, we have paid 77 consecutive quarterly dividend increases and increased the dividend 90 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2016 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2015	Jan 2016	$ 0.1910	$ 0.0005
2nd increase	Jan 2016	Feb 2016	$ 0.1985	$ 0.0075
3rd increase	Mar 2016	Apr 2016	$ 0.1990	$ 0.0005
4th increase	Jun 2016	Jul 2016	$ 0.1995	$ 0.0005
5th increase	Jul 2016	Sep 2016	$ 0.2015	$ 0.0020
6th increase	Sep 2016	Oct 2016	$ 0.2020	$ 0.0005

2017 Dividend increases
1st increase	Dec 2016	Jan 2017	$ 0.2025	$ 0.0005
2nd increase	Jan 2017	Feb 2017	$ 0.2105	$ 0.0080

The dividends paid per share during 2016 totaled approximately $2.392, as compared to approximately $2.271 during 2015, an increase of $0.121, or 5.3%.

The monthly dividend of $0.2105 per share represents a current annualized dividend of $2.526 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $59.63 on January 31, 2017. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2016

During 2016, we invested $1.86 billion in 505 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.3%. The 505 new properties and properties under development or expansion are located in 40 states, will contain approximately 8.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.7 years. The tenants occupying the new properties operate in 28 industries and the property types are 86.4% retail and 13.6% industrial, based on rental revenue.  During 2016, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.86 billion we invested during 2016, $103.8 million was invested in 33 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2016, we had 84 properties available for lease out of 4,944 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio. Since December 31, 2015, when we reported 71 properties available for lease out of 4,538 and a 98.4% occupancy rate, we:

•	Had 256 lease expirations (including leases rejected in bankruptcy);
•	Re-leased 186 properties; and
•	Sold 57 vacant properties.

Of the 186 properties re-leased during 2016, 144 properties were re-leased to existing tenants, 21 were re-leased to the same tenants without vacancy, and 21 were re-leased to new tenants after a period of vacancy.  The annual rent on these 186 leases was $28.57 million, as compared to the previous rent on these same properties of $27.33 million, which represents a rent recapture rate of 104.5% on the properties re-leased during 2016.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2016, our average annualized rental revenue was approximately $13.64 per square foot on the 4,860 leased properties in our portfolio.  At December 31, 2016, we classified 15 properties with a carrying amount of $26.6 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.

Investments in Existing Properties

In 2016, we capitalized costs of $16.3 million on existing properties in our portfolio, consisting of $797,000 for re-leasing costs, $679,000 for recurring capital expenditures, and $14.9 million for non-recurring building improvements. In 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

Note Issuance

In October 2016, we issued $600 million of 3.000% senior unsecured notes due January 2027.  The public offering price for the notes was 98.671% of the principal amount for an effective yield to maturity of 3.153%.  The net proceeds of approximately $586.7 million from the offering were used to repay borrowings outstanding under our credit facility.

Capital Raising

During 2016, Realty Income issued 9,449,167 common shares at a weighted average price of $60.61, receiving gross proceeds of $572.7 million.

Net Income Available to Common Stockholders

Net income available to common stockholders was $288.5 million in 2016, as compared to $256.7 million in 2015, an increase of $31.8 million. On a diluted per common share basis, net income was $1.13 in 2016, as compared to $1.09 in 2015, an increase of $0.04, or 3.7%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2016 were $22.0 million, as compared to gains from the sale of properties of $22.2 million during 2015.

Funds from Operations Available to Common Stockholders (FFO)

In 2016, our FFO increased by $83.0 million, or 12.7%, to $735.4 million, as compared to $652.4 million in 2015.  On a diluted per common share basis, FFO was $2.88 in 2016, compared to $2.77 in 2015, an increase of $0.11, or 4.0%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In 2016, our AFFO increased by $89.4 million, or 13.8%, to $736.4 million versus $647.0 million in 2015. On a diluted per common share basis, our AFFO was $2.88 in 2016, compared to $2.74 in 2015, an increase of $0.14, or 5.1%.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2016, our cash distributions to preferred and common stockholders totaled $637.6 million, or approximately 129.2% of our estimated taxable income of $493.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2016 totaled $610.5 million, representing 82.9% of our adjusted funds from operations available to common stockholders of $736.4 million. In comparison, our 2015 cash distributions to common stockholders totaled $533.2 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $647.0 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 21.5% of the distributions to our common stockholders, made or deemed to have been made in 2016, were classified as a return of capital for federal income tax purposes. We estimate that in 2017, between 15% and 25% of the distributions may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our business philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of December 31, 2016, consisted of 4,944 properties located in 49 states and Puerto Rico, leased to 248 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.4% of our rental revenue for the quarter ended December 31, 2016.

Investment Strategy

Our investment strategy is to acquire real estate leased to regional and national tenants. When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, commercially-zoned with a single tenant;
•

Properties that are in significant markets or strategic locations critical to generating revenue for regional and national tenants (i.e. they need the property in which they operate in order to conduct their business);

•	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;
•	Properties that are located within attractive demographic areas relative to the business of our tenants, generally fungible, and have good visibility and easy access to major thoroughfares;
•	Properties with real estate valuations that approximate replacement costs;
•	Properties with rental or lease payments that approximate market rents; and
•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through the selection of prime real estate locations supported by superior service, quality control, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•	Tenants with reliable and sustainable cash flow;
•	Tenants with revenue and cash flow from multiple sources;
•	Tenants that are willing to sign a long-term lease (10 or more years); and
•	Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns.

Underwriting Strategy

In order to be considered for acquisition, properties must meet stringent underwriting requirements. We have established a four-part analysis that examines each potential investment based on:

•	The aforementioned overall real estate characteristics, including demographics, replacement cost and comparative rental rates;
•	Industry, tenant (including credit profile), and market conditions;
•	Store profitability for retail locations if profitability data is available; and
•	The importance of the real estate location to the operations of the tenants’ business.

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

Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to proactively sell locations that meet our criteria for disposition.

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 47% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At December 31, 2016, our top 20 tenants represent approximately 53% of our annualized revenue and ten of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

Portfolio and Asset Management Strategy

In addition to pursuing new properties for investment, we seek to increase earnings and distributions to stockholders through active portfolio and asset management.

Generally, our portfolio and asset management efforts seek to achieve:

•	Rent increases at the expiration of existing leases, when market conditions permit;
•	Optimum exposure to certain tenants, industries, and markets through re-leasing vacant properties and selectively selling properties;
•	Maximum asset-level returns on properties that are re-leased or sold;
•	Additional value creation from the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and
•	Investment opportunities in new asset classes for the portfolio.

We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries, and the real estate locations in which we have invested.  We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality.  Our active portfolio and asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:

•	Generate higher returns;
•	Enhance the credit quality of our real estate portfolio;
•	Extend our average remaining lease term; and/or
•	Decrease tenant, industry, or geographic concentration.

At December 31, 2016, we classified 15 properties with a carrying amount of $26.6 million as held for sale on our balance sheet. For 2017, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2017 at our estimated values or be able to invest the property sale proceeds in new properties.

The active management of the portfolio is an essential component of our long-term strategy of maintaining high occupancy. Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long-term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2016, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.875 billion, or approximately 27.6% of our total market capitalization of $21.26 billion.

We define our total market capitalization at December 31, 2016 as the sum of:

•                  Shares of our common stock outstanding of 260,168,259, plus total common units outstanding of 405,204, multiplied by the last reported sales price of our common stock on the NYSE of $57.48 per share on December 31, 2016, or $14.98 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $1.12 billion on our credit facility;

•                  Outstanding mortgages payable of $460.0 million, excluding net mortgage premiums of $6.4 million and deferred financing costs of $324,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $873,000; and

•                  Outstanding senior unsecured notes and bonds of $3.98 billion, excluding unamortized original issuance discounts of $19.8 million and deferred financing costs of $20.8 million.

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

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of December 31, 2016 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2016, we had a borrowing capacity of $880.0 million available on our credit facility and an outstanding balance of $1.12 billion.  The weighted average interest rate on borrowings outstanding under our credit facility, at December 31, 2016, was 1.7% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2016, we remain in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2016, we had cash and cash equivalents totaling $9.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2016, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2016, the facility interest rate as of December 31, 2016 was LIBOR plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Mortgage Debt

As of December 31, 2016, we had $460.0 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2016, we had net premiums totaling $6.4 million on these mortgages and deferred financing costs of $324,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During 2016, we made $231.7 million of principal payments, including the repayment of 11 mortgages in full for $201.8 million, and refinanced one of our assumed mortgages whereby we received an additional $10.0 million in proceeds.

Notes Outstanding

As of December 31, 2016, we had $3.98 billion of senior unsecured note and bond obligations, excluding unamortized original issuance discounts of $19.8 million and deferred financing costs of $20.8 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Corporate Responsibility

We are committed to providing an engaging, diverse, and safe work environment for our employees, to upholding our corporate responsibilities as a public company operating for the benefit of our stockholders, and to operating our company in an environmentally conscious manner. As The Monthly Dividend Company®, our mission is to provide our stockholders with monthly dividends that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

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

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations, including our partnership with San Diego Habitat for Humanity, and corporate donations. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in approximately 700 employee volunteer hours during 2016, employee and corporate donations to fund local affordable housing, educational services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

Corporate Governance. We believe that a company’s reputation for integrity and serving its stockholders responsibly is of utmost importance. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

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

Environmental Practices.  Our focus on conservationism is demonstrated by how we manage our day-to-day activities at our corporate headquarters.  At our headquarters, we promote energy efficiency and encourage practices such as powering down office equipment at the end of the day, implementing file-sharing technology and automatic “duplex mode” to limit paper use, adopting an electronic approval system, carpooling to our headquarters, and recycling paper waste. In 2016, we sent more than 29,500 pounds of paper to our off-site partner for recycling.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible.

In addition, our headquarters was retrofitted according to the State of California energy efficiency standards (specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations), with features such as an automatic lighting control system with light-harvesting technology, a Building Management System that monitors and controls energy use, an energy-efficient PVC roof and heating and cooling system, LED lighting, and drought-tolerant landscaping with recycled materials.

The properties in our portfolio are net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.  We remain active in working with our tenants to promote environmental responsibility at the properties we own and to promote the importance of energy efficient facilities.

Our Asset Management team has engaged with a renewable energy development company to identify assets that would maximize energy efficiency initiatives throughout our property portfolio.  These initiatives include solar energy arrays, battery storage, and charging stations.  In addition, we continue to explore regional opportunities with our tenants, bringing our properties into compliance to qualify for city and county programs.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2016, we owned a diversified portfolio:

•	Of 4,944 properties;
•	With an occupancy rate of 98.3%, or 4,860 properties leased and 84 properties available for lease;
•	Leased to 248 different commercial tenants doing business in 47 separate industries;
•	Located in 49 states and Puerto Rico;
•	With over 83.0 million square feet of leasable space; and
•	With an average leasable space per property of approximately 16,800 square feet; approximately 11,520 square feet per retail property and 220,290 square feet per industrial property.

At December 31, 2016, of our 4,944 properties, 4,860 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At December 31, 2016, our 248 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 277 additional tenants, representing approximately 5% of our annualized revenue at December 31, 2016, which brings our total tenant count to 525 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2016	2015	2014	2013	2012
Retail industries
Apparel stores	1.8%	1.9%	2.0%	2.0%	1.9%	1.7%
Automotive collision services	1.0	1.0	1.0	0.8	0.8	1.1
Automotive parts	1.4	1.3	1.4	1.3	1.2	1.0
Automotive service	1.9	1.9	1.9	1.8	2.1	3.1
Automotive tire services	2.6	2.7	2.9	3.2	3.6	4.7
Book stores	*	*	*	*	*	0.1
Child care	1.8	1.9	2.0	2.2	2.8	4.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.5
Convenience stores	8.5	8.7	9.2	10.1	11.2	16.3
Crafts and novelties	0.5	0.5	0.5	0.5	0.5	0.3
Dollar stores	8.3	8.6	8.9	9.6	6.2	2.2
Drug stores	11.4	11.2	10.6	9.5	8.1	3.5
Education	0.3	0.3	0.3	0.4	0.4	0.7
Entertainment	0.5	0.5	0.5	0.5	0.6	0.9
Equipment services	*	0.1	0.1	0.1	0.1	0.1
Financial services	1.8	1.4	1.3	1.4	1.5	0.2
General merchandise	1.7	1.5	1.4	1.2	1.1	0.6
Grocery stores	3.4	3.1	3.0	3.0	2.9	3.7
Health and fitness	7.9	8.1	7.7	7.0	6.3	6.8
Health care	0.9	0.9	1.0	1.1	1.1	-
Home furnishings	0.8	0.7	0.7	0.7	0.9	1.0
Home improvement	2.5	2.5	2.4	1.7	1.6	1.5
Jewelry	0.1	0.1	0.1	0.1	0.1	-
Motor vehicle dealerships	1.9	1.9	1.6	1.6	1.6	2.1
Office supplies	0.3	0.3	0.3	0.4	0.5	0.8
Pet supplies and services	0.6	0.6	0.7	0.7	0.8	0.6
Restaurants - casual dining	3.9	3.9	3.8	4.3	5.1	7.3
Restaurants - quick service	5.2	4.9	4.2	3.7	4.4	5.9
Shoe stores	0.5	0.5	0.5	0.1	0.1	0.1
Sporting goods	1.3	1.6	1.8	1.6	1.7	2.5
Telecommunications	*	*	-	-	-	-
Theaters	4.7	4.9	5.1	5.3	6.2	9.4
Transportation services	0.1	0.1	0.1	0.1	0.1	0.2
Wholesale clubs	3.4	3.6	3.8	4.1	3.9	3.2
Other	*	*	*	*	0.1	0.1
Retail industries	81.3%	81.5%	81.1%	80.4%	79.8%	86.7%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	December 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2016	2016	2015	2014	2013	2012
Non-retail industries
Aerospace	1.0	1.0	1.1	1.2	1.2	0.9
Beverages	2.8	2.6	2.7	2.8	3.3	5.1
Consumer appliances	0.4	0.5	0.6	0.5	0.6	0.1
Consumer goods	0.9	0.9	0.9	0.9	1.0	0.1
Crafts and novelties	0.1	0.1	0.1	0.1	0.1	-
Diversified industrial	0.9	0.9	0.8	0.5	0.2	0.1
Electric utilities	0.1	0.1	0.1	0.1	*	-
Equipment services	0.4	0.5	0.4	0.5	0.4	0.3
Financial services	0.4	0.4	0.4	0.4	0.5	0.4
Food processing	1.1	1.1	1.2	1.4	1.5	1.3
General merchandise	0.3	0.3	0.3	0.3	-	-
Government services	1.0	1.1	1.2	1.3	1.4	0.1
Health care	0.6	0.6	0.7	0.7	0.8	*
Home furnishings	0.1	0.1	0.2	0.2	0.2	-
Insurance	0.1	0.1	0.1	0.1	0.1	*
Machinery	0.1	0.1	0.1	0.2	0.2	0.1
Other manufacturing	0.7	0.8	0.7	0.7	0.6	-
Packaging	0.9	0.8	0.8	0.8	0.9	0.7
Paper	0.1	0.1	0.1	0.1	0.2	0.1
Shoe stores	0.2	0.2	0.2	0.8	0.9	-
Telecommunications	0.7	0.6	0.7	0.7	0.7	0.8
Transportation services	5.6	5.4	5.3	5.1	5.3	2.2
Other	0.2	0.2	0.2	0.2	0.1	1.0
Non-retail industries	18.7%	18.5%	18.9%	19.6%	20.2%	13.3%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*    Less than 0.1%

(1)   Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of December 31, 2016 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	December 31, 2016	(1)	Revenue
Retail	4,774	55,005,900	$216,904		78.9%
Industrial	111	24,452,100	36,383		13.2
Office	44	3,403,200	15,111		5.5
Agriculture	15	184,500	6,503		2.4
Totals	4,944	83,045,700	$274,901		100.0%

(1)                 Includes rental revenue for all properties owned at December 31, 2016.  Excludes revenue of $323 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at December 31, 2016:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	203	7.0%
FedEx	43	5.5%
Dollar General	524	4.2%
LA Fitness	48	4.0%
Dollar Tree / Family Dollar	457	3.8%
Circle K (Couche-Tard)	299	2.6%
AMC Theatres	22	2.6%
BJ’s Wholesale Club	15	2.4%
Diageo	17	2.2%
CVS Pharmacy	70	2.0%
Super America / Western Refining	134	2.0%
Walmart / Sam’s Club	31	1.9%
Regal Cinemas	22	1.9%
GPM Investments / Fas Mart	216	1.9%
Rite Aid	69	1.9%
7-Eleven	111	1.8%
Life Time Fitness	9	1.8%
TBC Corporation (Sumitomo)	149	1.6%
FreedomRoads / Camping World	18	1.2%
Home Depot	10	1.1%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,774 retail properties included in our 4,944 total properties owned at December 31, 2016, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	December 31, 2016	(1)	Revenue
Tenants Providing Services
Automotive collision services	54	$2,705		1.2%
Automotive service	241	5,342		2.5
Child care	199	4,862		2.2
Education	14	824		0.4
Entertainment	11	1,310		0.6
Equipment services	2	111		0.1
Financial services	227	4,930		2.3
Health and fitness	87	21,608		10.0
Health care	27	1,133		0.5
Telecommunications	1	-		*
Theaters	45	13,080		6.0
Transportation services	2	229		0.1
Other	7	82		*
	917	56,216		25.9
Tenants Selling Goods and Services
Automotive parts (with installation)	68	1,589		0.7
Automotive tire services	184	7,136		3.3
Convenience stores	866	23,253		10.7
Motor vehicle dealerships	28	5,304		2.5
Pet supplies and services	12	722		0.3
Restaurants - casual dining	323	10,128		4.7
Restaurants - quick service	566	14,330		6.6
	2,047	62,462		28.8
Tenants Selling Goods
Apparel stores	29	5,147		2.4
Automotive parts	83	2,363		1.1
Book stores	1	104		*
Consumer electronics	9	916		0.4
Crafts and novelties	13	1,274		0.6
Dollar stores	981	22,770		10.5
Drug stores	335	29,922		13.8
General merchandise	76	4,223		2.0
Grocery stores	84	9,291		4.3
Home furnishings	58	2,065		1.0
Home improvement	58	6,142		2.8
Jewelry	4	175		0.1
Office supplies	9	724		0.3
Shoe stores	2	182		0.1
Sporting goods	36	3,503		1.6
Wholesale clubs	32	9,425		4.3
	1,810	98,226		45.3
Total Retail Properties	4,774	$216,904		100.0%

* Less than 0.1%

(1)	Includes rental revenue for all retail properties owned at December 31, 2016. Excludes revenue of $57,997 from non-retail properties and $323 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) on our 4,836 net leased, single-tenant properties and their contribution to rental revenue for the quarter ended December 31, 2016 (dollars in thousands):

Total Portfolio(1)
	Expiring		Approx.		% of
	Leases		Leasable	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue(2)	Revenue

2017	156	2	1,752,600	$4,239	1.6%
2018	279	9	3,661,200	11,542	4.3
2019	264	10	3,912,700	13,556	5.0
2020	198	11	4,345,800	12,688	4.7
2021	295	13	5,355,200	15,227	5.6
2022	280	17	7,843,300	16,939	6.3
2023	378	20	6,640,300	22,434	8.3
2024	198	12	4,360,000	12,533	4.6
2025	326	14	5,227,100	20,452	7.5
2026	317	5	4,451,500	14,598	5.4
2027	504	3	5,698,000	20,861	7.7
2028	289	6	6,296,600	16,426	6.1
2029	400	5	6,986,800	20,650	7.7
2030	80	13	2,439,100	14,568	5.3
2031	269	25	5,110,000	18,527	6.8
2032 - 2043	434	4	6,869,300	35,456	13.1
Totals	4,667	169	80,949,500	$270,696	100.0%

*               Less than 0.1%

(1)            Excludes 24 multi-tenant properties and 84 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)            Excludes revenue of $4,205 from 24 multi-tenant properties and from 84 vacant properties at December 31, 2016, and $323 from sold properties.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of December 31, 2016 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	December 31, 2016	(1)	Revenue
Alabama	159	97%	1,367,700	$5,112		1.9%
Alaska	3	67	275,900	475		0.2
Arizona	109	99	1,626,300	6,422		2.3
Arkansas	55	100	816,500	1,828		0.7
California	178	99	5,292,400	26,423		9.6
Colorado	81	100	1,097,400	4,375		1.6
Connecticut	24	92	535,300	2,571		0.9
Delaware	18	100	93,000	717		0.3
Florida	367	99	4,039,500	14,950		5.4
Georgia	250	98	4,154,400	12,150		4.4
Idaho	12	100	87,000	419		0.1
Illinois	229	99	5,144,000	14,597		5.3
Indiana	171	99	2,105,400	8,406		3.1
Iowa	40	95	2,970,600	4,089		1.5
Kansas	93	98	1,846,400	4,834		1.8
Kentucky	62	98	1,368,400	4,026		1.5
Louisiana	99	97	1,353,200	3,863		1.4
Maine	16	94	178,500	928		0.3
Maryland	36	94	864,400	4,412		1.6
Massachusetts	80	98	751,600	3,498		1.3
Michigan	163	98	1,651,900	6,398		2.3
Minnesota	158	99	1,951,100	9,772		3.5
Mississippi	134	95	1,623,600	4,552		1.7
Missouri	140	97	2,851,300	8,846		3.2
Montana	11	100	87,000	483		0.2
Nebraska	38	100	806,500	2,255		0.8
Nevada	22	100	413,000	1,309		0.5
New Hampshire	19	100	315,800	1,481		0.5
New Jersey	71	99	834,400	4,388		1.6
New Mexico	30	100	293,200	887		0.3
New York	94	100	2,505,300	12,331		4.5
North Carolina	173	98	2,258,100	7,387		2.7
North Dakota	8	88	123,000	206		0.1
Ohio	247	98	6,247,100	14,936		5.4
Oklahoma	133	99	1,652,200	4,549		1.6
Oregon	28	100	593,300	2,378		0.9
Pennsylvania	148	99	1,855,000	7,528		2.7
Rhode Island	3	100	153,300	809		0.3
South Carolina	148	99	1,105,100	5,157		1.9
South Dakota	14	100	170,700	416		0.1
Tennessee	224	97	3,174,400	8,781		3.2
Texas	490	99	9,176,400	25,756		9.4
Utah	22	100	956,400	2,170		0.8
Vermont	5	100	98,000	484		0.2
Virginia	153	97	2,991,200	7,597		2.8
Washington	43	98	687,200	2,941		1.1
West Virginia	15	100	284,300	1,098		0.4
Wisconsin	118	100	2,136,000	5,473		2.0
Wyoming	6	100	54,700	289		0.1
Puerto Rico	4	100	28,300	149		*
Totals\Average	4,944	98%	83,045,700	$274,901		100.0%

*         Less than 0.1%

(1)      Includes rental revenue for all properties owned at December 31, 2016.  Excludes revenue of $323 from sold properties.

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

Eighty-four of our properties were available for lease or sale at December 31, 2016, all of which were single-tenant properties. At December 31, 2016, 47 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2016, each of our tenants accounted for less than 10% of our rental revenue.

For 2016, our tenants in the “drug store” industry accounted for approximately 11.4% of our rental revenue. A downturn in this industry, whether nationwide or limited to specific sectors of the United States, or a change in legislation relating to prescription drugs, could adversely affect tenants in this industry, which in turn could have a material adverse effect on our financial position, results of operations, our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, including the common stock offered hereby, and preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2016. Nevertheless, downturns in these industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and preferred stock. In addition, we may in the future make additional investments in the “drug store” industry, which would increase this industry’s percentage of our rental revenues, thereby increasing the effect that such a downturn in this industry would have on us.

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

If we fail to qualify as a REIT, the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.

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

In the future, it is possible that legislation, new regulations, administrative interpretations, or court decisions will change the tax laws with respect to qualification as a REIT, or the federal income tax consequences of such qualification. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

We intend to incur additional indebtedness in the future, including borrowings under our $2.0 billion unsecured revolving credit facility. At December 31, 2016, we had $1.12 billion of outstanding borrowings under our revolving credit facility, a total of $3.98 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance discounts of $19.8 million and deferred financing costs of $20.8 million), $320.0 million of borrowings outstanding under our senior unsecured term loans (excluding deferred financing costs of $873,000) and approximately $460.0 million of outstanding mortgage debt (excluding net unamortized premiums totaling $6.4 million and deferred financing costs of $324,000 on this mortgage debt). To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt. We also face variable interest rate risk as the interest rates on our revolving credit facility, our term loans and some of our mortgage debt are variable and could therefore increase over time. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis and related uncertainties, including the impact of the United Kingdom’s advisory referendum to withdraw from the European Union (referred to as Brexit), we also face the risk that one or more of the participants in our revolving credit facility may not be able to lend us money.

In addition, our revolving credit facility, our term loan facilities and mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions on our common stock and preferred stock. In particular, our revolving credit facility and our $250.0 million term loan facility, both of which are governed by the same credit agreement, provide that, if an event of default (as defined in the credit agreement) exists, neither we nor any of our subsidiaries (other than our wholly-owned subsidiaries) may make any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•

The sum of (a) 95% of our adjusted funds from operations (as defined in the credit agreement) for that period plus (b) the aggregate amount of cash distributions on our preferred stock for that period, and

•

The minimum amount of cash distributions required to be made to our stockholders in order to maintain our status as a REIT for federal income tax purposes and to avoid the payment of any income or excise taxes that would otherwise be imposed under specified sections of the Code on income we do not distribute to our stockholders, except that we may repurchase or redeem shares of our preferred stock with the net proceeds from the issuance of shares of our common stock or preferred stock. The credit agreement further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to one or more of our subsidiaries that in the aggregate meet a significance test set forth in the credit agreement, we and our subsidiaries (other than our wholly-owned subsidiaries) may not pay any dividends or other distributions on (except for (a) distributions payable in shares of a given class of our stock to the stockholders of that class and (b) dividends and distributions described in the second bullet point above), or repurchase or redeem, among other things, any shares of our common stock or preferred stock. If any such event of default under the credit agreement were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, could limit the amount of dividends or other distributions payable on our common stock and preferred stock or the amount of interest and principal we are able to pay on our indebtedness, or prevent us from paying those dividends, other distributions, interest or principal altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT. Likewise, one of our subsidiaries is the borrower under our $70.0 million term loan facility and that facility requires that this subsidiary maintain its consolidated tangible net worth (as defined in the term loan facility) above a certain minimum dollar amount and comply with certain other financial covenants. This minimum consolidated tangible net worth covenant may limit the ability of this subsidiary, as well as other subsidiaries that are owned by this subsidiary, to provide funds to us in order to pay dividends and other distributions on our common stock and preferred stock and amounts due on our indebtedness. Any failure by this subsidiary to comply with these financial covenants will, and any failure by this subsidiary to comply with other covenants in our $70.0 million term loan facility may, result in an event of default under that facility, which could have adverse consequences similar to those that may result from an event of default under our revolving credit facility or $250.0 million term loan facility as described above.

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

The market value of our capital stock and debt securities will depend on many factors, which may change from time to time and may be outside of our control, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;
•	The market for similar securities issued by other REITs;
•	General economic, political and financial market conditions;
•	The financial condition, performance and prospects of us, our tenants and our competitors;
•	Changes in legal and regulatory taxation obligations;
•	Litigation and regulatory proceedings;
•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	Changes in our credit ratings; and
•	Actual or anticipated variations in quarterly operating results of us and our competitors.

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

In addition, we may experience difficulties implementing or maintaining our new enterprise resource planning system, which we intend to implement during 2017, which could potentially result in disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process.

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

The Financial Accounting Standards Board, or FASB, in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared (1)

2016
First Quarter	$62.89	$50.47	$0.5960000
Second Quarter	69.36	58.30	0.5975000
Third Quarter	72.30	63.33	0.6030000
Fourth Quarter	66.75	52.72	0.6065000

Total			$2.4030000

2015
First Quarter	$55.54	$47.95	$0.5675000
Second Quarter	52.66	44.23	0.5690000
Third Quarter	48.88	43.15	0.5705000
Fourth Quarter	52.41	45.65	0.5720000

Total			$2.2790000

(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2016, a distribution of $0.2025 per common share had been declared and was paid in January 2017.

B.  There were 9,896 registered holders of record of our common stock as of December 31, 2016. We estimate that our total number of stockholders is over 421,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2016, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  17 shares of stock, at a weighted average price of $66.93, in October 2016;

•                  69 shares of stock, at a weighted average price of $57.74, in November 2016; and

•                  16,922 shares of stock, at a weighted average price of $57.45, in December 2016.

Item 6:                                  Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

(dollars in thousands, except for per share data)

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2016. The statements of income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income data, the statements of equity data, the statement of cash flows data and the other data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

As of or for the years ended December 31,	2016	2015	2014	2013	2012
Total assets (book value)	$13,152,871	$11,845,379	$10,989,349	$9,903,118	$5,412,135
Cash and cash equivalents	9,420	40,294	3,852	10,257	5,248
Total debt	5,839,605	4,820,995	4,907,673	4,145,517	2,852,640
Total liabilities	6,365,818	5,292,046	5,348,249	4,481,760	2,999,340
Total equity	6,787,053	6,553,333	5,641,099	5,421,358	2,412,794
Net cash provided by operating activities	804,045	692,303	627,692	518,906	326,469
Net change in cash and cash equivalents	(30,874)	36,442	(6,405)	5,009	1,083
Total revenue	1,103,172	1,023,285	933,505	780,209	484,581
Income from continuing operations	316,477	284,855	269,140	180,613	141,895
Income from discontinued operations	-	-	2,800	65,670	17,257
Net income	316,477	284,855	271,940	246,283	159,152
Preferred stock dividends	(27,080)	(27,080)	(37,062)	(41,930)	(40,918)
Excess of redemption value over carrying value of preferred shares redeemed	-	-	(6,015)	-	(3,696)
Net income available to common stockholders	288,491	256,686	227,558	203,634	114,538
Cash distributions paid to common stockholders	610,516	533,238	479,256	409,222	236,348
Basic and diluted net income per common share	1.13	1.09	1.04	1.06	0.86
Cash distributions paid per common share	2.391500	2.271417	2.191625	2.147459	1.771625
Cash distributions declared per common share	2.403000	2.279000	2.192875	2.177875	1.777875
Basic weighted average number of common shares outstanding	255,066,500	235,767,932	218,390,885	191,754,857	132,817,472
Diluted weighted average number of common shares outstanding	255,624,250	236,208,390	218,767,885	191,781,622	132,884,933

Item 7:                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time.  The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with regional and national commercial tenants.  The company has in-house acquisition, portfolio management, asset management, real estate research, credit research, legal, finance and accounting, information technology and capital markets capabilities.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 48 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At December 31, 2016, we owned a diversified portfolio:

•                  Of 4,944 properties;

•                  With an occupancy rate of 98.3%, or 4,860 properties leased and 84 properties available for lease;

•                  Leased to 248 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 83.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,800 square feet; approximately 11,520 square feet per retail property and 220,290 square feet per industrial property.

Of the 4,944 properties in the portfolio, 4,920, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2016, of the 4,920 single-tenant properties, 4,836 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.8 years.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2016, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $5.875 billion, or approximately 27.6% of our total market capitalization of $21.26 billion.

We define our total market capitalization at December 31, 2016 as the sum of:

•                  Shares of our common stock outstanding of 260,168,259, plus total common units outstanding of 405,204, multiplied by the last reported sales price of our common stock on the NYSE of $57.48 per share on December 31, 2016, or $14.98 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding borrowings of $1.12 billion on our credit facility;

•                  Outstanding mortgages payable of $460.0 million, excluding net mortgage premiums of $6.4 million and deferred financing costs of $324,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $873,000; and

•                  Outstanding senior unsecured notes and bonds of $3.98 billion, excluding unamortized original issuance discounts of $19.8 million and deferred financing costs of $20.8 million.

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

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During 2016, we issued 2,779,140 shares and raised gross proceeds of $166.8 million under the ATM program.

Issuance of Common Stock

In May 2016, we issued 6,500,000 shares of common stock.  After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.6 million were used to repay borrowings under our credit facility.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued.  In 2013, we revised our DRSPP so that we would pay for a majority of the plan-related fees, which were previously paid by investors, and to institute a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2016, we issued 170,027 shares and raised approximately $10.3 million under our DRSPP. During 2016, we did not issue shares under the waiver approval process.

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

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of December 31, 2016 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2016, we had a borrowing capacity of $880.0 million available on our credit facility and an outstanding balance of $1.12 billion.  The weighted average interest rate on borrowings outstanding under our credit facility, at December 31, 2016, was 1.7% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2016, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Mortgage Debt

As of December 31, 2016, we had $460.0 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2016, we had net premiums totaling $6.4 million on these mortgages and deferred financing costs of $324,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During 2016, we made $231.7 million of principal payments, including the repayment of 11 mortgages in full for $201.8 million, and refinanced one of our assumed mortgages whereby we received an additional $10.0 million in proceeds.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of December 31, 2016, sorted by maturity date (dollars in millions):

5.375% notes, issued in September 2005 and due in September 2017	$175
2.000% notes, issued in October 2012 and due in January 2018	350
6.750% notes, issued in September 2007 and due in August 2019	550
5.750% notes, issued in June 2010 and due in January 2021	250
3.250% notes, issued in October 2012 and due in October 2022	450
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, issued in September 2014 and due in October 2026	250
3.000% notes, issued in October 2016 and due in January 2027	600
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
Total principal amount	$3,975
Unamortized original issuance discounts and deferred financing costs	(41)
$3,934

In October 2016, we issued $600 million of 3.000% senior unsecured notes due January 2027.  The public offering price for the notes was 98.671% of the principal amount for an effective yield to maturity of 3.153%.  The net proceeds of approximately $586.7 million from the offering were used to repay borrowings outstanding under our credit facility.

In September 2016, we repaid $275 million of outstanding 5.950% notes, plus accrued and unpaid interest.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2016. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2016 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	41.9%
Limitation on incurrence of secured debt	< 40% of adjusted assets	3.4%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.8x
Maintenance of total unencumbered assets	> 150% of unsecured debt	243.7%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2016, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2016, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at December 31, 2016 (in thousands, for trailing twelve months):

Net income attributable to the Company	$315,571
Plus: interest expense	211,379
Plus: provision for taxes	3,262
Plus: depreciation and amortization	449,943
Plus: provisions for impairment	20,664
Plus: pro forma adjustments	71,979
Less: gain on sales of real estate	(21,979)
Income available for debt service, as defined	$1,050,819
Total pro forma debt service charge	$220,921
Debt service coverage ratio	4.8

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at December 31, 2016 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$1,050,819
Pro forma debt service charge plus preferred stock dividends	$248,001
Fixed charge coverage ratio	4.2

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2016, we had cash and cash equivalents totaling $9.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2016, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2016, the facility interest rate as of December 31, 2016 was LIBOR plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of December 31, 2016 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2017	$-		$175.0		$-		$103.2		$218.6		$1.6		$13.4		$28.9		$540.7
2018	-		350.0		70.0		21.9		197.2		1.6		13.5		-		654.2
2019	1,120.0		550.0		-		42.3		172.6		1.5		13.3		-		1,899.7
2020	-		-		250.0		82.4		136.7		1.4		13.1		-		483.6
2021	-		250.0		-		66.9		115.2		1.2		12.8		-		446.1
Thereafter	-		2,650.0		-		143.3		445.8		22.1		106.6		-		3,367.8
Totals	$1,120.0		$3,975.0		$320.0		$460.0		$1,286.1		$29.4		$172.7		$28.9		$7,392.1

(1)     The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)     Excludes non-cash original issuance discounts recorded on notes payable. The unamortized balance of the original issuance discounts at December 31, 2016 is $19.8 million. Also excludes deferred financing costs of $20.8 million.

(3)     Excludes deferred financing costs of $873,000.

(4)     Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at December 31, 2016, is $6.4 million. Also excludes deferred financing costs of $324,000.

(5)     Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2016 through their respective maturity dates.

(6)     Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)     Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)     “Other” consists of $21.9 million of commitments under construction contracts and $7.0 million of commitments for tenant improvements and leasing costs.

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

Acquisitions During 2016

During 2016, we invested $1.86 billion in 505 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.3%. The 505 new properties and properties under development or expansion are located in 40 states, will contain approximately 8.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.7 years. The tenants occupying the new properties operate in 28 industries and the property types are 86.4% retail and 13.6% industrial, based on rental revenue.  During 2016, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.86 billion we invested during 2016, $103.8 million was invested in 33 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At December 31, 2016, we had 84 properties available for lease out of 4,944 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio. Since December 31, 2015, when we reported 71 properties available for lease out of 4,538 and a 98.4% occupancy rate, we:

•                  Had 256 lease expirations (including leases rejected in bankruptcy);

•                  Re-leased 186 properties; and

•                  Sold 57 vacant properties.

Of the 186 properties re-leased during 2016, 144 properties were re-leased to existing tenants, 21 were re-leased to new tenants without vacancy, and 21 were re-leased to new tenants after a period of vacancy.  The annual rent on these 186 leases was $28.57 million, as compared to the previous rent on these same properties of $27.33 million, which represents a rent recapture rate of 104.5% on the properties re-leased during 2016.

As part of our re-leasing costs, we pay leasing commissions to unrelated, 3rd party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2016, our average annualized rental revenue was approximately $13.64 per square foot on the 4,860 leased properties in our portfolio.  At December 31, 2016, we classified 15 properties with a carrying amount of $26.6 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results.  The expected sale of these properties is consistent with our active disposition efforts to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties

In 2016, we capitalized costs of $16.3 million on existing properties in our portfolio, consisting of $797,000 for re-leasing costs, $679,000 for recurring capital expenditures and $14.9 million for non-recurring building improvements. In 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

With the increasing size and aging of our portfolio, overall investments in existing properties increased in 2016 and we refined our definition of recurring versus non-recurring capital expenditures. We define recurring capital expenditures as mandatory and repetitive landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extend the useful life of the property.

Increases in Monthly Dividends to Common Stockholders

We have continued our 48-year policy of paying monthly dividends. In addition, we increased the dividend six times during 2016 and twice in 2017.  As of February 2017, we have paid 77 consecutive quarterly dividend increases and increased the dividend 90 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2016 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2015	Jan 2016	$0.1910	$0.0005
2nd increase	Jan 2016	Feb 2016	$0.1985	$0.0075
3rd increase	Mar 2016	Apr 2016	$0.1990	$0.0005
4th increase	Jun 2016	Jul 2016	$0.1995	$0.0005
5th increase	Jul 2016	Sep 2016	$0.2015	$0.0020
6th increase	Sep 2016	Oct 2016	$0.2020	$0.0005

2017 Dividend increases
1st increase	Dec 2016	Jan 2017	$0.2025	$0.0005
2nd increase	Jan 2017	Feb 2017	$0.2105	$0.0080

The dividends paid per share during 2016 totaled approximately $2.392, as compared to approximately $2.271 during 2015, an increase of $0.121, or 5.3%.

The monthly dividend of $0.2105 per share represents a current annualized dividend of $2.526 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $59.63 on January 31, 2017. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

The following is a comparison of our results of operations for the years ended December 31, 2016, 2015 and 2014.

Rental Revenue

Rental revenue was $1.057 billion for 2016, as compared to $976.9 million for 2015, an increase of $80.5 million, or 8.2%. Rental revenue was $893.5 million for 2014. The increase in rental revenue in 2016 compared to 2015 is primarily attributable to:

•                  The 475 properties (7.6 million square feet) we acquired in 2016, which generated $39.7 million of rent in 2016;

•                  The 254 properties (5.6 million square feet) we acquired in 2015, which generated $80.3 million of rent in 2016, compared to $41.9 million in 2015, an increase of $38.4 million;

•                  Same store rents generated on 4,045 properties (66.5 million square feet) during 2016 and 2015, increased by $10.15 million, or 1.2%, to $888.51 million from $878.36 million; and

•                  A net increase in straight-line rent and other non-cash adjustments to rent of $959,000 in 2016 as compared to 2015; partially offset by

•                  A net decrease of $7.1 million relating to properties sold in 2016 and during 2015; and

•                  A net decrease of $1.6 million relating to the aggregate of (i) rental revenue from properties (131 properties comprising 1.5 million square feet) that were available for lease during part of 2016 or 2015, (ii) rental revenue for 24 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $33.3 million in 2016, compared to $34.9 million in 2015.

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

Of the 4,944 properties in the portfolio at December 31, 2016, 4,920, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,920 single-tenant properties, 4,836, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.8 years at December 31, 2016. Of our 4,836 leased single-tenant properties, 4,310 or 89.1% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $5.3 million in 2016, $4.5 million in 2015, and $3.6 million in 2014.  Percentage rent in 2016 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2017.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2016, our portfolio of 4,944 properties was 98.3% leased with 84 properties available for lease, as compared to 98.4% leased, with 71 properties available for lease at December 31, 2015. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $43.1 million in 2016, compared to $42.0 million in 2015 and $37.1 million in 2014.  The increase in tenant reimbursements is primarily due to our increase in acquisitions.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $2.7 million in 2016, compared to $4.4 million in 2015 and $2.9 million in 2014.

Depreciation and Amortization

Depreciation and amortization was $449.9 million for 2016, compared to $409.2 million for 2015 and $374.7 million for 2014. The increase in depreciation and amortization in 2016 and 2015 was primarily due to the acquisition of properties in 2015 and 2016, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	2016	2015	2014
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$213,540	$226,207	$215,830
Credit facility commitment fees	3,050	2,854	2,661
Amortization of credit facility origination costs and deferred financing costs	8,596	8,741	8,219
(Gain) loss on interest rate swaps	(1,639)	3,043	1,349
Dividend on preferred shares subject to redemption	-	-	1,526
Amortization of net mortgage premiums	(3,414)	(7,482)	(12,891)
Capital lease obligation	310	310	116
Interest capitalized	(469)	(594)	(444)
Interest expense	$219,974	$233,079	$216,366

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,081,663	$5,030,532	$4,628,438
Average interest rates	4.11%	4.43%	4.62%

The decrease in interest expense from 2015 to 2016 was primarily due to lower outstanding debt balances on our notes payable and mortgages payable, resulting from the payoff of $150.0 million of notes during November 2015 and $275.0 million of notes during September 2016, as well as the payoff of mortgages throughout 2015 and 2016. This decrease was slightly offset by an increase in interest expense related to the issuance of a $600 million note in October 2016.

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

Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value.  Changes in the fair value of our interest rate swaps are recorded directly to interest expense.  We recorded a gain on interest rate swaps of $1.6 million during 2016 and a loss on interest rate swaps of $3.0 million and $1.3 million during 2015 and 2014, respectively.

At December 31, 2016, the weighted average interest rate on our:

•                  Credit facility outstanding borrowings of $1.12 billion was 1.7%;

•                  Term loans outstanding of $320.0 million (excluding deferred financing costs of $873,000) was 1.7%;

•                  Mortgages payable of $460.0 million (excluding net premiums totaling $6.4 million and deferred financing costs of $324,000 on these mortgages) was 4.9%;

•                  Notes and bonds payable of $3.98 billion (excluding unamortized original issue discounts of            $19.8 million and deferred financing costs of $20.8 million) was 4.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.88 billion was 3.8%.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million to $52.0 million for 2016, compared to $49.3 million in 2015 and $51.1 million in 2014.  Included in general and administrative expenses are acquisition transaction costs of $346,000 for 2016, $913,000 for 2015, and $453,000 for 2014. General and administrative costs increased during 2016 primarily due to higher compensation costs. General and administrative expenses decreased during 2015 primarily due to lower compensation costs, lower corporate insurance premiums, and lower proxy costs. In January 2017, we had 146 employees, as compared to 132 employees in January 2016 and 125 employees in January 2015.

Dollars in thousands	2016	2015	2014
General and administrative expenses	$51,966	$49,298	$51,085
Total revenue(1)	1,060,068	981,270	896,499
General and administrative expenses as a percentage of total revenue	4.9%	5.0%	5.7%

(1) Excludes tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2016, 84 properties were available for lease, as compared to 71 at December 31, 2015 and 70 at December 31, 2014.

Property expenses were $62.9 million (including $43.1 million in reimbursable expenses) in 2016, $55.4 million (including $42.0 million in reimbursable expenses) in 2015 and $53.9 million (including $37.1 million in reimbursable expenses) in 2014. The increase in gross property expenses in 2016 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements primarily due to our acquisitions during 2015 and 2016. We also incurred higher gross property expenses as a result of maintenance and utilities, property taxes, ground rent expenses, legal costs, and bad debt expense on vacant properties.

Dollars in thousands	2016	2015	2014
Property expenses net of tenant reimbursements	$19,761	$13,337	$16,753
Total revenue(1)	1,060,068	981,270	896,499
Property expenses net of tenant reimbursements as a percentage of total revenue	1.9%	1.4%	1.9%

(1) Excludes tenant reimbursements revenue, as well as revenue included in discontinued operations and gain on sales.

Income Taxes

Income taxes were $3.3 million in 2016, compared to $3.2 million in 2015 and $3.5 million in 2014. These amounts are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

In 2016, we recorded total provisions for impairment of $20.7 million on six properties classified as held for sale, two properties classified as held for investment, and 31 sold properties. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.

In 2015, we recorded total provisions for impairment of $10.6 million on three properties classified as held for investment, 11 sold properties, and one property disposed of other than by sale. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.

In 2014, we recorded total provisions for impairment of $4.6 million.  Provisions for impairment of $4.1 million are included in income from continuing operations on 10 sold properties and one property classified as held for sale. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of Accounting Standards Update (ASU) 2014-08 which amends Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant, and Equipment; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income. Additionally, a provision for impairment of $510,000 is included in income from discontinued operations on one sold property that was classified as held for sale as of December 31, 2013.

Gain on Sales of Real Estate

During 2016, we sold 77 properties for $90.5 million, which resulted in a gain of $22.0 million. Additionally, during 2016 we sold our former corporate headquarters building for $8.6 million.

During 2015, we sold 38 properties for $65.8 million, which resulted in a gain of $22.2 million.

These property sales in 2016 and 2015 do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.

During 2014, we sold 47 properties for $108.1 million, which resulted in a gain of $42.1 million.  Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during 2014 were reclassified as discontinued operations.

At December 31, 2016, we classified real estate with a carrying amount of $26.6 million as held for sale on our balance sheet. In 2017, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $75 to $100 million in yet to be identified property sales for all of 2017.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Preferred Stock Dividends

Preferred stock dividends totaled $27.1 million in 2016 and 2015, and $37.1 million in 2014.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $288.5 million in 2016, compared to $256.7 million in 2015, an increase of $31.8 million. On a diluted per common share basis, net income was $1.13 in 2016, as compared to $1.09 in 2015, an increase of $0.04, or 3.7%. Net income available to common stockholders was $227.6 million in 2014, or $1.04 on a diluted per common share basis.  Net income available to common stockholders for 2014 includes a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during 2016 were $22.0 million, as compared to gains from the sale of properties of $22.2 million during 2015, and $42.1 million during 2014.

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

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, a non-GAAP financial measure, means, for the most recent quarter, earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, and (v) gain on sales of real estate. Our EBITDA may not be comparable to EBITDA reported by other companies that interpret the definitions of EBITDA differently than we do. Management believes EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. The ratio of our total debt to EBITDA is also used to determine vesting of performance share awards granted to our executive officers. EBITDA should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to EBITDA, which is used by management as a measure of leverage, is calculated by annualizing quarterly EBITDA and then dividing by our total debt per the consolidated balance sheet.

	Three months ended December 31,

Dollars in thousands	2016	2015	2014
Net income	$92,724	$83,111	$78,077
Interest	48,935	51,982	59,120
Income taxes	449	721	1,103
Depreciation and amortization	117,752	105,739	96,537
Impairment loss	3,709	1,378	1,450
Gain on sales of real estate	(6,696)	(5,126)	(24,994)
Discontinued Operations (EBITDA component)	-	-	234
Quarterly EBITDA	$256,873	$237,805	$211,527

Annualized EBITDA(1)	$1,027,492	$951,220	$846,108
Total Debt (2)	$5,839,605	$4,820,995	$4,907,673
Debt/EBITDA	5.7	5.1	5.8

(1) We calculate Annualized EBITDA by multiplying the Quarterly EBITDA by four.

(2) Total debt is consistent with its definition under market capitalization as described in “Liquidity and Capital Resources – Conservative Capital Structure” earlier in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In 2016, our FFO increased by $83.0 million, or 12.7%, to $735.4 million, compared to $652.4 million in 2015.  On a diluted per common share basis, FFO was $2.88 in 2016, compared to $2.77 in 2015, an increase of $0.11, or 4.0%.  In 2014, FFO was $562.9 million, or $2.58 on a diluted per common share basis. Our FFO in 2014 included a non-cash redemption charge of $6.0 million on the shares of Class E preferred stock that were redeemed in October 2014, which represents $0.03 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value of the Class E preferred stock and represents the original issuance cost that was paid in 2006.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2016	2015	2014
Net income available to common stockholders	$288,491	$256,686	$227,558
Depreciation and amortization	449,943	409,215	374,661
Depreciation of furniture, fixtures and equipment	(747)	(811)	(482)
Provisions for impairment:
Continuing operations	20,664	10,560	4,126
Discontinued operations	-	-	510
Gain on sales of real estate:
Continuing operations	(21,979)	(22,243)	(39,205)
Discontinued operations	-	-	(2,883)
FFO adjustments allocable to noncontrolling interests	(977)	(970)	(1,396)
FFO available to common stockholders (1)	$735,395	$652,437	$562,889
FFO allocable to dilutive noncontrolling interests	1,435	-	-
Diluted FFO	$736,830	$652,437	$562,889

FFO per common share, basic and diluted (2)	$2.88	$2.77	$2.58

Distributions paid to common stockholders	$610,516	$533,238	$479,256

FFO available to common stockholders in excess of distributions paid to common stockholders	$124,879	$119,199	$83,633

Weighted average number of common shares used for computation per share:
Basic	255,066,500	235,767,932	218,390,885
Diluted (2)	255,822,679	235,891,368	218,450,863

(1)           FFO available to common stockholders and dilutive noncontrolling interests for 2016 is $736,830 after the inclusion of $1,435 of FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

(2)           The computation of diluted FFO does not assume conversion of securities that are exchangeable for common shares if the conversion of those securities would increase diluted FFO per share in a given period.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In 2016, our AFFO increased by $89.4 million, or 13.8%, to $736.4 million, compared to $647.0 million in 2015. On a diluted per common share basis, AFFO was $2.88 in 2016, compared to $2.74 in 2015, an increase of $0.14, or 5.1%. In 2014, AFFO was $561.7 million, or $2.57 on a diluted per common share basis. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2016	2015	2014
Net income available to common stockholders	$288,491	$256,686	$227,558
Cumulative adjustments to calculate FFO (1)	446,904	395,751	335,331
FFO available to common stockholders	735,395	652,437	562,889
Amortization of share-based compensation	12,007	10,391	11,959
Amortization of deferred financing costs (2)	5,352	5,294	4,804
Amortization of net mortgage premiums	(3,414)	(6,978)	(9,208)
Gain on early extinguishment of debt	-	(504)	(3,428)
(Gain) loss on interest rate swaps	(1,639)	3,043	1,349
Leasing costs and commissions	(797)	(748)	(821)
Recurring capital expenditures	(679)	(7,606)	(5,210)
Straight-line rent	(19,451)	(16,468)	(14,872)
Amortization of above and below-market leases	9,297	7,861	8,024
Excess of redemption value over carrying value of preferred share redemptions	-	-	6,015
Other adjustments (3)	303	306	160
Total AFFO available to common stockholders (4)	$736,374	$647,028	$561,661
AFFO allocable to dilutive noncontrolling interests	1,455	-	-

Diluted AFFO	$737,829	$647,028	$561,661

AFFO per common share:
Basic	$2.89	$2.74	$2.57
Diluted (5)	$2.88	$2.74	$2.57

Distributions paid to common stockholders	$610,516	$533,238	$479,256

AFFO available to common stockholders in excess of distributions paid to common stockholders	$125,858	$113,790	$82,405

Weighted average number of common shares used for computation per share:
Basic	255,066,500	235,767,932	218,390,885
Diluted (5)	255,822,679	235,891,368	218,450,863

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

(4)            AFFO available to common stockholders and dilutive noncontrolling interests for 2016 is $737,829 after the inclusion of $1,455 of AFFO allocable to dilutive noncontrolling interests.

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

Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the tenant is responsible for property expenses. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2016. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
		Weighted average		Weighted average
	Fixed rate	rate on fixed rate	Variable rate	rate on variable rate
Year of maturity	debt	debt	debt	debt
2017	$268.3	5.51%	$9.9	2.73%
2018	365.3	2.15	76.6	1.95
2019	554.4	6.74	1,157.9	1.70
2020	82.2	4.99	250.2	1.72
2021	310.1	5.72	6.8	2.88
Thereafter	2,778.4	4.05	14.9	2.68

Totals (1)	$4,358.7	4.46%	$1,516.3	1.73%

Fair Value (2)	$4,538.8		$1,513.3

(1)

Excludes net premiums recorded on mortgages payable, original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At December 31, 2016, the unamortized balance of net premiums on mortgages payable is $6.4 million, the unamortized balance of original issue discounts on notes payable is $19.8 million, and the balance of deferred financing costs on mortgages payable is $324,000, on notes payable is $20.8 million, and on term loans is $873,000.

(2)

We base the estimated fair value of the fixed rate senior notes and bonds at December 31, 2016 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2016 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at December 31, 2016.

The table incorporates only those exposures that exist as of December 31, 2016. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except six mortgages totaling $74.0 million at December 31, 2016, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes four mortgages totaling $38.2 million at December 31, 2016. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our credit facility balance of $1.12 billion at December 31, 2016, a 1% change in interest rates would change our interest costs by $11.2 million per year.

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2016 and 2015

C.	Consolidated Statements of Income,
Years ended December 31, 2016, 2015 and 2014

D.	Consolidated Statements of Equity,
Years ended December 31, 2016, 2015 and 2014

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2016, 2015 and 2014

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2016 and 2015

H.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Realty Income Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting.

(signed) KPMG LLP

San Diego, California
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

San Diego, California
February 23, 2017

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

	2016	2015
ASSETS
Real estate, at cost:
Land	$3,752,204	$3,286,004
Buildings and improvements	10,112,212	9,010,778
Total real estate, at cost	13,864,416	12,296,782
Less accumulated depreciation and amortization	(1,987,200)	(1,687,665)
Net real estate held for investment	11,877,216	10,609,117
Real estate held for sale, net	26,575	9,767
Net real estate	11,903,791	10,618,884
Cash and cash equivalents	9,420	40,294
Accounts receivable, net	104,584	81,678
Acquired lease intangible assets, net	1,082,320	1,034,417
Goodwill	15,067	15,321
Other assets, net	37,689	54,785
Total assets	$13,152,871	$11,845,379

LIABILITIES AND EQUITY
Distributions payable	$55,235	$50,344
Accounts payable and accrued expenses	121,156	115,826
Acquired lease intangible liabilities, net	264,206	250,916
Other liabilities	85,616	53,965
Line of credit payable	1,120,000	238,000
Term loans, net	319,127	318,835
Mortgages payable, net	466,045	646,187
Notes payable, net	3,934,433	3,617,973
Total liabilities	6,365,818	5,292,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, 16,350,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, liquidation preference $25.00 per share	395,378	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 260,168,259 shares issued and outstanding as of December 31, 2016 and 250,416,757 shares issued and outstanding as of December 31, 2015	8,228,594	7,666,428
Distributions in excess of net income	(1,857,168)	(1,530,210)
Total stockholders’ equity	6,766,804	6,531,596
Noncontrolling interests	20,249	21,737
Total equity	6,787,053	6,553,333
Total liabilities and equity	$13,152,871	$11,845,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands, except per share data)

	2016	2015	2014
REVENUE
Rental	$1,057,413	$976,865	$893,457
Tenant reimbursements	43,104	42,015	37,118
Other	2,655	4,405	2,930
Total revenue	1,103,172	1,023,285	933,505

EXPENSES
Depreciation and amortization	449,943	409,215	374,661
Interest	219,974	233,079	216,366
General and administrative	51,966	49,298	51,085
Property (including reimbursable)	62,865	55,352	53,871
Income taxes	3,262	3,169	3,461
Provisions for impairment	20,664	10,560	4,126
Total expenses	808,674	760,673	703,570
Gain on sales of real estate	21,979	22,243	39,205
Income from continuing operations	316,477	284,855	269,140
Income from discontinued operations	-	-	2,800

Net income	316,477	284,855	271,940

Net income attributable to noncontrolling interests	(906)	(1,089)	(1,305)

Net income attributable to the Company	315,571	283,766	270,635
Preferred stock dividends	(27,080)	(27,080)	(37,062)
Excess of redemption value over carrying value of
preferred shares redeemed	-	-	(6,015)
Net income available to common stockholders	$288,491	$256,686	$227,558

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$1.13	$1.09	$1.03
Net income, basic and diluted	$1.13	$1.09	$1.04

Weighted average common shares outstanding:
Basic	255,066,500	235,767,932	218,390,885
Diluted	255,624,250	236,208,390	218,767,885

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2016, 2015, and 2014

(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions	Total
	preferred	common	paid in	paid in	in excess of	stockholders’	Noncontrolling	Total
	stock	stock	capital	capital	net income	equity	interests	equity

Balance, December 31, 2013	25,150,000	207,485,073	$609,363	$5,767,878	$(991,794)	$5,385,447	$35,911	$5,421,358
Net income	-	-	-	-	270,635	270,635	1,305	271,940
Distributions paid and payable	-	-	-	-	(519,790)	(519,790)	(1,839)	(521,629)
Share issuances, net of costs	-	17,327,166	-	685,877	-	685,877	-	685,877
Redemption of common units	-	35,000	-	1,032	-	1,032	(1,032)	-
Reallocation of equity	-	-	-	6,647	-	6,647	(6,647)	-
Preferred shares redeemed	(8,800,000)	-	(213,985)	-	(6,015)	(220,000)	-	(220,000)
Share-based compensation, net	-	33,953	-	3,553	-	3,553	-	3,553

Balance, December 31, 2014	16,350,000	224,881,192	$395,378	$6,464,987	$(1,246,964)	$5,613,401	$27,698	$5,641,099
Net income	-	-	-	-	283,766	283,766	1,089	284,855
Distributions paid and payable	-	-	-	-	(567,012)	(567,012)	(1,652)	(568,664)
Share issuances, net of costs	-	25,322,655	-	1,190,006	-	1,190,006	-	1,190,006
Redemption of common units	-	168,182	-	4,347	-	4,347	(4,347)	-
Reallocation of equity	-	-	-	1,051	-	1,051	(1,051)	-
Share-based compensation, net	-	44,728	-	6,037	-	6,037	-	6,037

Balance, December 31, 2015	16,350,000	250,416,757	$395,378	$7,666,428	$(1,530,210)	$6,531,596	$21,737	$6,553,333
Net income	-	-	-	-	315,571	315,571	906	316,477
Distributions paid and payable	-	-	-	-	(642,529)	(642,529)	(12,682)	(655,211)
Share issuances, net of costs	-	9,449,167	-	557,636	-	557,636	-	557,636
Contributions by noncontrolling interests	-	-	-	-	-	-	15,906	15,906
Redemption of common units	-	103,182	-	(2,865)	-	(2,865)	(6,161)	(9,026)
Reallocation of equity	-	-	-	(543)	-	(543)	543	-
Share-based compensation, net	-	199,153	-	7,938	-	7,938	-	7,938
Balance, December 31, 2016	16,350,000	260,168,259	$395,378	$8,228,594	$(1,857,168)	$6,766,804	$20,249	$6,787,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$316,477	$284,855	$271,940
Adjustments to net income:
Depreciation and amortization	449,943	409,215	374,661
Income from discontinued operations	-	-	(2,800)
Amortization of share-based compensation	12,007	10,391	11,959
Non-cash rental adjustments	(10,154)	(8,607)	(6,848)
Amortization of net premiums on mortgages payable	(3,414)	(7,482)	(12,891)
Amortization of deferred financing costs	8,904	9,044	8,335
(Gain) loss on interest rate swaps	(1,639)	3,043	1,349
Gain on sales of real estate	(21,979)	(22,243)	(39,205)
Provisions for impairment on real estate	20,664	10,560	4,126
Change in assets and liabilities
Accounts receivable and other assets	(1,232)	(2,641)	(3,064)
Accounts payable, accrued expenses and other liabilities	34,468	6,168	20,130
Net cash provided by operating activities	804,045	692,303	627,692
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,798,892)	(1,266,885)	(1,228,243)
Improvements to real estate, including leasing costs	(13,426)	(11,541)	(6,032)
Proceeds from sales of real estate
Continuing operations	99,096	65,817	88,688
Discontinued operations	-	-	6,918
Collection of loans receivable	12,515	-	350
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(404)	33,554	(36,540)
Net cash used in investing activities	(1,701,111)	(1,179,055)	(1,174,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(610,516)	(533,238)	(479,256)
Cash dividends to preferred stockholders	(27,080)	(27,080)	(38,300)
Borrowings on line of credit	3,879,000	1,448,000	1,672,321
Payments on line of credit	(2,997,000)	(1,433,000)	(1,577,321)
Proceeds from notes and bonds payable issued	592,026	-	598,594
Principal payment on notes payable	(275,000)	(150,000)	-
Proceeds from mortgages payable	9,963	-	-
Principal payments on mortgages payable	(231,743)	(198,353)	(85,208)
Proceeds from term loans	-	250,000	-
Proceeds from common stock offerings, net	383,572	793,559	528,615
Proceeds from dividend reinvestment and stock purchase plan	10,252	363,029	158,462
Proceeds from At-the-Market (ATM) program	166,781	36,348	-
Redemption of preferred stock	-	-	(220,000)
Redemption of preferred units	-	(6,750)
Redemption of common units	(9,026)	-	-
Distributions to noncontrolling interests	(12,725)	(1,679)	(1,844)
Debt issuance costs	(5,274)	(10,259)	(5,505)
Other items, including shares withheld upon vesting	(7,038)	(7,383)	(9,796)
Net cash provided by financing activities	866,192	523,194	540,762
Net (decrease) increase in cash and cash equivalents	(30,874)	36,442	(6,405)
Cash and cash equivalents, beginning of period	40,294	3,852	10,257
Cash and cash equivalents, end of period	$9,420	$40,294	$3,852

For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

1.                           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2016, we owned 4,944 properties, located in 49 states and Puerto Rico, containing over 83.0 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Federal Income Taxes. We have elected to be taxed as a REIT, as defined above, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes.

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

	2016	2015	2014
Weighted average shares used for the basic net income per share computation	255,066,500	235,767,932	218,390,885
Incremental shares from share-based compensation	240,728	123,436	59,978
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	255,624,250	236,208,390	218,767,885
Unvested shares from share-based compensation that were anti-dilutive	475	106,103	51,749
Weighted average partnership common units convertible to common shares that were anti-dilutive	198,429	417,060	523,847

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

Operations from 15 properties were classified as held for sale at December 31, 2016, and are included in income from continuing operations.  We do not depreciate properties that are classified as held for sale.

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $74,000 at December 31, 2016 and $429,000 at December 31, 2015.

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $2.7 million in 2016, $4.4 million in 2015 and $2.9 million in 2014.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e. control), after elimination of all material intercompany balances and transactions. We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 10).  We have no unconsolidated investments.

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

Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: (1) market conditions, (2) industry that the tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant’s business, and/or (6) real estate valuations, prepared either internally or by an independent valuation firm.  Our methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions include both observable market data (and thus should be categorized as level 2 on the Financial Accounting Standards Board, or FASB’s, three-level valuation hierarchy) and unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB’s three-level valuation hierarchy).

The fair value of the tangible assets of an acquired property with an in-place operating lease (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings/improvements based on our determination of the fair value of these assets. Our fair value determinations are based primarily on internally prepared real estate valuations for each property, and consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease.

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

In allocating noncontrolling interests, amounts are recorded based on the fair value of units issued or contributions made at the date of acquisition, as determined by the terms of the applicable agreement.

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

In 2016, we recorded total provisions for impairment of $20.7 million on six properties classified as held for sale, two properties classified as held for investment, and 31 sold properties in the following industries: one in the automotive parts industry, two in the automotive services industry, one in the automotive tire services industry, one in the convenience stores industry, one in the financial services industry, one in the general merchandise industry, one in the health and fitness industry, two in the home furnishings industry, 24 in the restaurant-casual dining industry, two in the restaurant-quick service industry, and three among the industry we classify as “other.” These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income.

In 2015, we recorded total provisions for impairment of $10.6 million on three properties classified as held for investment, 11 sold properties, and one property disposed of other than by sale in the following industries: one in the convenience stores industry, one in the health and fitness industry, one in the pet supplies and services industry, 11 in the restaurant-casual dining industry, and one among the industry we classify as “other.” These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, the provisions for impairment are included in income from continuing operations on our consolidated statement of income.

In 2014, we recorded total provisions for impairment of $4.6 million.  Provisions for impairment of $4.1 million are included in income from continuing operations on 10 sold properties and one property classified as held for sale in the following industries: one in the consumer electronics industry, one in the convenience stores industry, one in the home furnishings industry, two in the home improvement industry, and six in the restaurant-casual dining industry. These properties were not previously classified as held for sale in financial statements issued prior to the date of adoption of ASU 2014-08; accordingly, these provisions for impairment are included in income from continuing operations on our consolidated statements of income.  Additionally, a provision for impairment of $510,000 is included in income from discontinued operations on one sold property that was classified as held for sale as of December 31, 2013.

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

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  Under the amendments issued in conjunction with ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), an entity, through an assessment of qualitative factors, is not required to calculate the estimated fair value of a reporting unit, in connection with the two-step goodwill impairment test, unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. During our tests for impairment of goodwill during the second quarters of 2016, 2015 and 2014, we determined that the fair values of our reporting units are not more likely than not to be less than their respective carrying amounts and that no impairment was recorded on our goodwill during 2016, 2015 or 2014.

Equity Offering Costs.  Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in-capital on our consolidated balance sheets.

Noncontrolling Interests.  Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity.  Noncontrolling interests are recorded initially at fair value based on the price of the applicable units issued or contributions made, and subsequently adjusted each period for distributions, additional contributions and the allocation of net income attributable to the noncontrolling interests.

As consideration for two separate acquisitions during 2013, partnership units of Tau Operating Partnership, L.P. and Realty Income, L.P. were issued to third parties.  These common units (discussed in footnote 10) do not have voting rights, are entitled to monthly distributions equal to the amount paid to our common stockholders, and are redeemable in cash or our common stock, at our option and at a conversion ratio of one to one, subject to certain exceptions.  As the general partner for each of these partnerships, we have operating and financial control over these entities, consolidate them in our financial statements, and record the partnership units held by third parties as noncontrolling interests.

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

Recent Accounting Pronouncements. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU is effective for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We plan to use the cumulative effect transition method upon adoption of the standard on January 1, 2018, and do not expect this topic to have a material impact on our consolidated financial statements or the related notes.

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

In March 2016, FASB issued ASU 2016-09, which amends Topic 718, Compensation — Stock Compensation. FASB issued this ASU to simplify several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, estimation of forfeitures, and classification on the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We early adopted this ASU during the quarter ended March 31, 2016 and it did not have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, which amends Topic 805, Business Combinations. FASB issued this ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. We have not yet adopted this topic and are currently evaluating the impact this amendment will have on our consolidated financial statements.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	December 31,	December 31,
(dollars in thousands) at:	2016	2015
Acquired in-place leases	$1,164,075	$1,056,715
Accumulated amortization of acquired in-place leases	(358,040)	(264,399)
Acquired above-market leases	365,005	304,548
Accumulated amortization of acquired above-market leases	(88,720)	(62,447)
	$1,082,320	$1,034,417

	December 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2016	2015
Prepaid expenses	14,406	14,258
Credit facility origination costs, net	7,303	10,226
Notes receivable issued in connection with property sales	5,390	17,905
Restricted escrow deposits	4,246	4,179
Corporate assets, net	3,585	2,313
Impounds related to mortgages payable	2,015	5,860
Other items	744	44
	$37,689	$54,785

C. Distributions payable consist of the following declared	December 31,	December 31,
distributions (dollars in thousands) at:	2016	2015
Common stock distributions	$52,896	$47,963
Preferred stock dividends	2,257	2,257
Noncontrolling interests distributions	82	124
	$55,235	$50,344

D. Accounts payable and accrued expenses consist of the	December 31,	December 31,
following (dollars in thousands) at:	2016	2015
Notes payable - interest payable	$60,668	$61,486
Property taxes payable	16,949	13,354
Accrued costs on properties under development	9,049	9,976
Mortgages, term loans, credit line - interest payable and interest rate swaps	5,432	6,813
Other items	29,058	24,197
	$121,156	$115,826

E. Acquired lease intangible liabilities, net, consist of the	December 31,	December 31,
following (dollars in thousands) at:	2016	2015
Acquired below-market leases	$318,926	$288,412
Accumulated amortization of acquired below-market leases	(54,720)	(37,496)
	$264,206	$250,916

F. Other liabilities consist of the following	December 31,	December 31,
(dollars in thousands) at:	2016	2015
Rent received in advance and other deferred revenue (1)	$74,098	$42,840
Security deposits	6,502	6,418
Capital lease obligations	5,016	4,707
	$85,616	$53,965

(1) In connection with Diageo’s sale of its wine business to Treasury Wine Estates, we agreed to release Diageo from its guarantee of our leases in exchange for Diageo’s payment of $75 million of additional rent to us.  The additional rent was paid in two equal installments, one of which was received in August 2016 for $37.5 million and was recorded as prepaid rent.  The final payment of $37.5 million was received in January 2017, at which time Treasury Wine Estates became the guarantor of our leases on those properties.  We have accounted for this transaction as a lease modification and the additional rent will be recognized on a straight-line basis over the remaining lease terms of approximately 15 years.

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during 2016 and 2015

During 2016, we invested $1.86 billion in 505 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 505 new properties and properties under development or expansion are located in 40 states, will contain approximately 8.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.7 years. The tenants occupying the new properties operate in 28 industries and the property types consist of 86.4% retail and 13.6% industrial, based on rental revenue.  None of our investments during 2016 caused any one tenant to be 10% or more of our total assets at December 31, 2016.

The $1.86 billion invested during 2016 was allocated as follows: $515.5 million to land, $1.21 billion to buildings and improvements, $168.0 million to intangible assets related to leases, and $30.6 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2016 generated total revenues of $44.6 million and income from continuing operations of $22.0 million during the year ended December 31, 2016.

Of the $1.86 billion we invested during 2016, $761.8 million of the purchase price allocation is based on a preliminary measurement of fair value that is subject to change.  The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2017. During 2016, we finalized the purchase price allocations for $195.4 million invested in the fourth quarter of 2015.  There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during 2015, we invested $1.26 billion in 286 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.6%. The 286 new properties and properties under development or expansion are located in 40 states, contain approximately 6.2 million leasable square feet, and are 100% leased with a weighted average lease term of 16.5 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 87.3% retail and 12.7% industrial, based on rental revenue.

The $1.26 billion invested during 2015 was allocated as follows: $257.1 million to land, $937.1 million to buildings and improvements, $105.8 million to intangible assets related to leases, and $40.9 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2015 generated total revenues of $43.4 million and income from continuing operations of $21.1 million during the year ended December 31, 2015.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.86 billion we invested during 2016, $103.8 million was invested in 33 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%. Of the $1.26 billion we invested during 2015, $45.8 million was invested in 35 properties under development or expansion with an estimated initial weighted average contractual lease rate of 9.7%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $346,000 and $913,000 were recorded to general and administrative expense on our consolidated statements of income during 2016 and 2015, respectively.

C.           Investments in Existing Properties

During 2016, we capitalized costs of $16.3 million on existing properties in our portfolio, consisting of $797,000 for re-leasing costs, $679,000 for recurring capital expenditures and $14.9 million for non-recurring building improvements. In comparison, during 2015, we capitalized costs of $11.5 million on existing properties in our portfolio, consisting of $748,000 for re-leasing costs, $7.6 million for recurring capital expenditures and $3.2 million for non-recurring building improvements.

D.          Properties with Existing Leases

Of the $1.86 billion we invested during 2016, approximately $741.2 million was used to acquire 90 properties with existing leases.  In comparison, of the $1.26 billion we invested during 2015, approximately $391.4 million was used to acquire 86 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for 2016, 2015, and 2014 were $94.0 million, $87.9 million, and $83.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2016, 2015, and 2014 were $9.3 million, $7.9 million, and $8.0 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles for properties held for investment at December 31, 2016 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2017	$(10,076)	$97,299
2018	(9,834)	94,801
2019	(8,880)	84,477
2020	(8,119)	78,972
2021	(6,842)	70,783
Thereafter	31,672	379,703
Totals	$(12,079)	$806,035

5.                           Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of December 31, 2016 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2016, credit facility origination costs of $7.3 million are included in other assets, net on our consolidated balance sheet.  This balance includes $9.1 million of credit facility origination costs incurred during 2015 as a result of entering into our credit facility. These costs, as well as a portion of the costs incurred as a result of entering into our previous credit facilities, are being amortized over the remaining term of our credit facility.

At December 31, 2016, we had a borrowing capacity of $880.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.12 billion, as compared to an outstanding balance of $238.0 million at December 31, 2015.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.4% during 2016 and 1.2% during 2015. At December 31, 2016, the weighted average interest rate on borrowings outstanding was 1.7%.  Our credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2016, we remain in compliance with the covenants on our credit facility.

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

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan maturing January 2018.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 1.20%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%. Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan.  The net balance of these deferred financing costs, which was $873,000 at December 31, 2016, and $1.2 million at December 31, 2015, is included within term loans, net on our consolidated balance sheets.

7.                           Mortgages Payable

During 2016, we made $231.7 million in principal payments, including the repayment of 11 mortgages in full for $201.8 million, and we assumed mortgages totaling $44.1 million, excluding net premiums.  During 2016, we refinanced one of these assumed mortgages and received an additional $10.0 million in proceeds. The assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off our mortgages as soon as prepayment penalties make it economically feasible to do so.

During 2016, a premium of $692,000 was recorded upon the assumption of one mortgage with an above-market interest rate. The interest rates on the remaining mortgages assumed were at market. Amortization of our net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages, using a method that approximates the effective-interest method. These mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2016, we remain in compliance with these covenants.

During 2015, we made $198.4 million in principal payments, including the repayment of 13 mortgages in full for $191.0 million. No mortgages were assumed during 2015.

We did not incur any deferred financing costs on our mortgages assumed in 2016. The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $324,000 at December 31, 2016 and $553,000 at December 31, 2015. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2016 and 2015, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
12/31/16	127	4.9%	4.3%	4.0	$460,008	$6,037	$466,045
12/31/15	183	4.9%	4.1%	3.6	$637,658	$8,529	$646,187

(1) At December 31, 2016, there were 36 mortgages on 127 properties, while at December 31, 2015, there were 44 mortgages on 183 properties.  The mortgages require monthly payments, with principal payments due at maturity.  The mortgages are at fixed interest rates, except for six mortgages on 15 properties totaling $74.0 million at December 31, 2016, including net unamortized discounts.  At December 31, 2015, four mortgages on 13 properties totaling $51.1 million, including net unamortized discounts, were at variable interest rates.  After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our variable rate mortgage debt includes four mortgages totaling $38.2 million at December 31, 2016, and two mortgages totaling $15.5 million at December 31, 2015.

(2) Stated interest rates ranged from 2.4% to 6.9% at December 31, 2016, while stated interest rates ranged from 2.0% to 6.9% at  December 31, 2015.

(3) Effective interest rates ranged from 2.5% to 8.8% at December 31, 2016, while effective interest rates ranged from 2.2% to 8.9% at December 31, 2015.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $6.4 million and deferred finance costs of $324,000, as of December 31, 2016 (dollars in millions):

Year of Maturity	Principal
2017	$103.2
2018	21.9
2019	42.3
2020	82.4
2021	66.9
Thereafter	143.3
Totals	$460.0

8.       Notes Payable

A. General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	December 31,	December 31,
	2016	2015
5.950% notes, issued in September 2006 and due in September 2016	$-	$275
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.000% notes, issued in October 2012 and due in January 2018	350	350
6.750% notes, issued in September 2007 and due in August 2019	550	550
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, issued in October 2012 and due in October 2022	450	450
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, issued in September 2014 and due in October 2026	250	250
3.000% notes, issued in October 2016 and due in January 2027	600	-
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
Total principal amount	3,975	3,650
Unamortized original issuance discounts and deferred financing costs	(41)	(32)
	$3,934	$3,618

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2016, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2017	$175
2018	350
2019	550
2020	-
2021	250
Thereafter	2,650
Totals	$3,975

As of December 31, 2016, the weighted average interest rate on our notes and bonds payable was 4.4% and the weighted average remaining years until maturity was 6.6 years.

Interest incurred on all of the notes and bonds was $171.5 million for 2016, $179.5 million for 2015 and $166.5 million for 2014. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2016, we remain in compliance with these covenants.

B. Note Issuances

In October 2016, we issued $600 million of 3.000% senior unsecured notes due January 2027. The public offering price for the notes was 98.671% of the principal amount for an effective yield to maturity of 3.153%. The net proceeds of approximately $586.7 million from the offering were used to repay borrowings outstanding under our credit facility.

In September 2014, we issued $250 million of 4.125% senior unsecured notes due October 2026, or the 2026 Notes.  The price to the investors for the 2026 Notes was 99.499% of the principal amount for an effective yield of 4.178% per annum.  A portion of the total net proceeds of $246.4 million from this offering were used to repay all outstanding borrowings under our credit facility, and the remaining proceeds were used for other general corporate purposes, including additional property acquisitions.

In June 2014, we issued $350 million of 3.875% senior unsecured notes due July 2024, or the 2024 Notes.  The price to the investors for the 2024 Notes was 99.956% of the principal amount for an effective yield of 3.88% per annum.  The total net proceeds of $346.7 million from these offerings were used to repay a portion of the outstanding borrowings under our credit facility.

C. Note Repayment

In September 2016, we repaid all $275 million of outstanding 5.950% notes, plus accrued and unpaid interest.

In November 2015, we repaid $150 million of outstanding 5.500% notes, plus accrued and unpaid interest, using proceeds from our October 2015 common stock offering and our credit facility.

9.       Equity

A.           Issuance of Common Stock

In May 2016, we issued 6,500,000 shares of common stock.  After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.6 million were used to repay borrowings under our credit facility.

In October 2015, we issued 11,500,000 shares of common stock. After underwriting discounts and other offering costs of $22.0 million, a portion of the net proceeds of $517.1 million was used to repay borrowings under our credit facility and the remaining portion was used for other general corporate purposes, including acquisitions.

In April 2015, we issued 5,500,000 shares of common stock.  After underwriting discounts and other offering costs of $1.4 million, the net proceeds of $276.4 million were used to repay borrowings under our credit facility.

In April 2014, we issued 13,800,000 shares of common stock. After underwriting discounts and other offering costs of $22.8 million, the net proceeds of $528.6 million were used to repay borrowings under our previous credit facility.

B.           Redemption of Preferred Stock

In September 2014, we issued an irrevocable notice of redemption for all 8.8 million shares of our 6.75% Monthly Income Class E Preferred Stock for $25 per share, plus accrued dividends.  The redemption occurred in October 2014.  We incurred a charge of $6.0 million, representing the Class E preferred stock original issuance costs that we paid in 2006.

C.           Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued.  During 2016, we issued 170,027 shares and raised approximately $10.3 million under our DRSPP.  During 2015, we issued 7,608,354 shares and raised approximately $363.0 million under our DRSPP.  From the inception of our DRSPP through December 31, 2016, we have issued 12,869,889 shares and raised $591.9 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2016, we did not issue shares under the waiver approval process. During 2015, we issued 7,413,207 shares and raised $353.7 million under the waiver approval process. These shares are included in the total activity for 2015 noted in the preceding paragraph.

D.           At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock. The shares of common stock may be sold to, or through, a consortium of banks acting as our sales agents either by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During 2016, we issued 2,779,140 shares and raised $166.8 million under the ATM program. During 2015, we issued 714,301 shares and raised $36.3 million under the ATM program. From the inception of our ATM program through December 31, 2016, we have issued 3,493,441 shares and raised $203.1 million.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At December 31, 2016, the remaining units from this issuance represent a 0.4% ownership in Realty Income, L.P.  We hold the remaining 99.6% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate joint ventures. We are the managing member of each of these joint ventures, and possess the ability to control the business and manage the affairs of these entities. At December 31, 2016, we and our subsidiaries held 90.5% and 74% interests, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2016 (dollars in thousands):

	Tau Operating	Realty Income, L.P.	Other Noncontrolling
	Partnership units(1)	units(2)	Interests	Total
Carrying value at December 31, 2015	$13,410	$8,327	$-	$21,737
Reallocation of equity	491	52	-	543
Redemptions	-	(6,161)	-	(6,161)
Contributions	-	-	15,906	15,906
Distributions	(762)	(459)	(11,461)	(12,682)
Allocation of net income	266	457	183	906
Carrying value at December 31, 2016	$13,405	$2,216	4,628	$20,249

	Tau Operating	Realty Income, L.P.
	Partnership units(1)	units(2)	Total
Carrying value at December 31, 2014	$13,067	$14,631	$27,698
Reallocation of equity	836	(1,887)	(1,051)
Redemptions	-	(4,347)	(4,347)
Distributions	(722)	(930)	(1,652)
Allocation of net income	229	860	1,089
Carrying value at December 31, 2015	$13,410	$8,327	$21,737

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of December 31, 2016 and December 31, 2015.

(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 331,364 units were outstanding as of December 31, 2015, and 88,182 remain outstanding as of December 31, 2016.

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

During the first quarter of 2016, we adopted ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  Accordingly, we determined that both Tau Operating Partnership and Realty Income, L.P. are VIEs. We have also concluded that we are the primary beneficiary of these VIEs, based on our controlling financial interests.  We evaluated the minority unitholder rights noting that they do not hold substantive kick-out rights or participating rights.  These conclusions did not result in changes to our historical accounting for these partnerships.  Below is a summary of selected financial data of consolidated VIEs, including the joint ventures acquired during 2016, for which we are the primary beneficiary included in the consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	2016	2015
Net real estate	$3,040,903	$3,082,025
Total assets	3,499,481	3,586,239
Total debt	251,047	393,812
Total liabilities	364,797	511,476

11.     Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for 2016, 2015 and 2014:

Month	2016	2015	2014
January	$0.1910000	$0.1834167	$0.1821667
February	0.1985000	0.1890000	0.1821667
March	0.1985000	0.1890000	0.1821667
April	0.1990000	0.1895000	0.1824792
May	0.1990000	0.1895000	0.1824792
June	0.1990000	0.1895000	0.1824792
July	0.1995000	0.1900000	0.1827917
August	0.1995000	0.1900000	0.1827917
September	0.2015000	0.1900000	0.1827917
October	0.2020000	0.1905000	0.1831042
November	0.2020000	0.1905000	0.1831042
December	0.2020000	0.1905000	0.1831042
Total	$2.3915000	$2.2714167	$2.1916254

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2016	2015	2014
Ordinary income	$1.8771975	$1.7307023	$1.6483522
Nontaxable distributions	0.5143025	0.5407144	0.5432732
Totals	$2.3915000	$2.2714167	$2.1916254

At December 31, 2016, a distribution of $0.2025 per common share was payable and was paid in January 2017. At December 31, 2015, a distribution of $0.191 per common share was payable and was paid in January 2016.

B.      Class E Preferred Stock

Prior to the redemption of the Class E preferred stock in October 2014, dividends of $0.140625 per share were paid monthly in arrears on the Class E preferred stock.  We paid distributions to holders of our Class E preferred stock totaling $12.7 million in 2014. For 2014, dividends paid per share in the amount of $1.4484375 were characterized as ordinary income for federal income tax purposes.

C.      Class F Preferred Stock

Dividends of $0.138021 per share are paid monthly in arrears on the Class F preferred stock.  We declared dividends to holders of our Class F preferred stock totaling $27.1 million in 2016, 2015 and 2014.  For 2016, 2015 and 2014, dividends paid per share of $1.656252 were characterized as ordinary income for federal income tax purposes. At December 31, 2016, a monthly dividend of $0.138021 per share was payable and was paid in January 2017.  We are current in our obligations to pay dividends on our Class F preferred stock.

12.     Operating Leases

A.      At December 31, 2016, we owned 4,944 properties in 49 states and Puerto Rico. Of the 4,944 properties, 4,920, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2016, 84 properties were available for lease or sale.

Substantially all leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $5.3 million for 2016, $4.5 million for 2015 and $3.6 million for 2014.

At December 31, 2016, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2017	$1,146,053
2018	1,092,071
2019	1,042,068
2020	992,192
2021	940,379
Thereafter	6,043,472
Total	$11,256,235

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2016, 2015 or 2014.

13.     Gain on Sales of Real Estate

During 2016, we sold 77 properties for $90.5 million, which resulted in a gain of $22.0 million.

During 2015, we sold 38 properties for $65.8 million, which resulted in a gain of $22.2 million.

These property sales in 2016 and 2015 do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.

During 2014, we sold 47 properties for $108.1 million, which resulted in a gain of $42.1 million. Only the results of operations specifically related to the properties classified as held for sale at December 31, 2013 and sold during the year were reclassified as discontinued operations.

Additionally, during 2016 we sold our former corporate headquarters building for $8.6 million.

14.     Fair Value of Financial Instruments

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

	Carrying value per	Estimated fair
At December 31, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.5
Mortgages payable assumed in connection with acquisitions, net	466.0	468.7
Notes and bonds payable, net	3,934.4	4,143.3

	Carrying value per	Estimated fair
At December 31, 2015	balance sheet	value
Notes receivable issued in connection with property sales	$17.9	$19.4
Mortgages payable assumed in connection with acquisitions, net	646.2	651.5
Notes and bonds payable, net	3,618.0	3,828.1

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

We record interest rate swaps on the consolidated balance sheet at fair value. At December 31, 2016, interest rate swaps in a liability position valued at $2.3 million were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $66,000 were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

15.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $214.3 million in 2016, $229.5 million in 2015, and $207.3 million in 2014.

Interest capitalized to properties under development was $469,000 in 2016, $594,000 in 2015, and $444,000 in 2014.

Cash paid for income taxes was $3.6 million in 2016, $3.1 million in 2015, and $3.7 million in 2014.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     During 2016, we assumed mortgages payable to third-party lenders of $44.1 million and recorded a premium of $692,000. During 2014, we assumed mortgages payable to third-party lenders of $166.7 million, recorded $604,000 of net premiums, and recorded $901,000 of interest rate swap value to other assets, net, related to property acquisitions.

B.     During 2016, consolidated joint venture members made real estate contributions of $15.9 million, net of contributed mortgages payable included in the figures disclosed above in 15.A.

C.     See note 9 for a discussion of the $6.0 million excess of redemption value over carrying value of preferred shares subject to redemption charge recorded during 2014.

D.    During 2014, we applied $48.9 million of loans receivable to the purchase price of five acquired properties.

E.     During 2014, we acquired real estate for $11.6 million via exchanges of our properties.

F.      Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $2.6 million and $4.0 million at December 31, 2016 and 2014, respectively.

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $12.0 million during 2016, $10.4 million during 2015, and $12.0 million during 2014.

A.           Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan. Our outstanding restricted stock vests over periods ranging from immediately to five years.

	2016		2015		2014
		Weighted		Weighted		Weighted
	Number of shares	average price(1)	Number of shares	average price(1)	Number of shares	average price(1)
Outstanding nonvested shares, beginning of year	456,282	$30.46	527,176	$29.02	722,263	$23.37
Shares granted	260,171	$54.14	161,949	$50.87	262,655	$39.87
Shares vested	(200,066)	$43.26	(205,248)	$37.70	(440,348)	$36.88
Shares forfeited	(2,864)	$48.15	(27,595)	$45.58	(17,394)	$39.07
Outstanding nonvested shares, end of each period	513,523	$48.33	456,282	$30.46	527,176	$29.02

(1) Grant date fair value.

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

During 2016, 28,000 shares were granted to our Board of Directors, of which 20,000 vested immediately and 8,000 shares vest annually in equal parts over a three-year service period.

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

Of the 232,171 shares granted to employees during 2016, 143,739 will vest over a five-year service period and 88,432 will vest over a four-year service period.

As of December 31, 2016, the remaining unamortized share-based compensation expense related to restricted stock totaled $18.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

As of December 31, 2016, 2015 and 2014, there were no common stock options outstanding for any of the periods presented.

B.           Performance Shares

During 2016, 2015 and 2014, we granted performance share awards, as well as dividend equivalent rights, to our executive officers.  The number of performance shares that vest is based on the achievement of the following performance goals:

2016 & 2015 Performance Awards
Metrics	Weighting
Total shareholder return (“TSR”) relative to MSCI US REIT Index	50%
TSR relative to NAREIT Freestanding Index	20%
Dividend per share growth rate	20%
Debt-to-EBITDA ratio	10%

2014 Performance Awards
Metrics	Weighting
TSR relative to MSCI US REIT Index	60%
TSR relative to NAREIT Freestanding Index	20%
Debt-to-EBITDA ratio	20%

The performance shares are earned based on our performance, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service. The performance period for the 2014 performance awards began on January 1, 2014 and ended on December 31, 2016. The performance period for the 2015 performance awards began on January 1, 2015 and will end on December 31, 2017. The performance period for the 2016 performance awards began on January 1, 2016 and will end on December 31, 2018.

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	2016		2015		2014
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	performance	average	performance	average	performance	average
	shares	price(1)	shares	price(1)	shares	price(1)
Outstanding nonvested shares, beginning of year	115,121	$46.94	59,405	$41.46	-	$-
Shares granted	58,575	$55.07	55,716	$52.78	71,705	$41.46
Shares vested	(10,454)	$44.54	-	$-	(4,067)	$41.46
Shares forfeited	(3,491)	$52.55	-	$-	(8,233)	$41.46

Outstanding nonvested shares, end of each period	159,751	$49.95	115,121	$46.94	59,405	$41.46

(1) Grant date fair value.

As of December 31, 2016, the remaining share-based compensation expense related to the performance shares totaled $3.7 million and is being recognized on a tranche-by-tranche basis over the service period.

C.           Restricted Stock Units

During 2016 and 2015 we also granted restricted stock units that vest over a five-year service period and have the same economic rights as shares of restricted stock.

	2016		2015
	Number of	Weighted	Number of	Weighted
	restricted stock	average	restricted stock	average
	units	price(1)	units	price(1)
Outstanding nonvested shares, beginning of year	10,136	$52.21	-	$-
Shares granted	14,783	$52.76	10,136	$52.21
Shares vested	(6,459)	$52.21	-	$-
Shares forfeited	-	$-	-	$-
Outstanding nonvested shares, end of each period	18,460	$52.65	10,136	$52.21

(1) Grant date fair value.

As of December 31, 2016, the remaining share-based compensation expense related to the restricted stock units totaled $752,000 and is being recognized on a straight-line basis over the service period.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of December 31:	2016	2015
Segment net real estate:
Apparel	$175,418	$180,175
Automotive service	152,220	129,328
Automotive tire services	238,151	247,200
Beverages	293,447	297,724
Child care	49,584	52,392
Convenience stores	1,050,285	724,972
Dollar stores	1,120,896	1,158,948
Drug stores	1,541,846	1,384,506
Financial services	408,228	254,022
General merchandise	248,040	195,030
Grocery stores	464,359	331,565
Health and fitness	823,697	839,872
Health care	214,971	220,018
Home improvement	311,459	268,974
Motor vehicle dealerships	197,713	137,315
Restaurants-casual dining	511,863	419,455
Restaurants-quick service	574,532	467,643
Theaters	370,732	371,617
Transportation services	796,717	686,041
Wholesale club	439,557	452,563
27 other non-reportable segments	1,920,076	1,799,524
Total segment net real estate	11,903,791	10,618,884

Intangible assets:
Apparel	43,786	48,116
Automotive service	33,160	19,131
Automotive tire services	11,533	13,202
Beverages	2,280	2,538
Convenience stores	14,372	16,040
Dollar stores	51,249	56,420
Drug stores	182,981	189,433
Financial services	29,749	34,626
General merchandise	43,248	41,301
Grocery stores	65,412	42,823
Health and fitness	63,574	65,037
Health care	25,039	29,950
Home improvement	49,932	42,630
Motor vehicle dealerships	25,032	13,182
Restaurants-casual dining	22,058	9,392
Restaurants-quick service	43,356	32,612
Theaters	13,822	17,673
Transportation services	101,664	92,602
Wholesale club	32,723	36,215
Other non-reportable segments	227,350	231,494

Goodwill:
Automotive service	440	448
Automotive tire services	862	865
Child care	4,945	5,034
Convenience stores	2,008	2,009
Restaurants-casual dining	2,107	2,215
Restaurants-quick service	1,068	1,082
Other non-reportable segments	3,637	3,668
Other corporate assets	151,693	176,757
Total assets	$13,152,871	$11,845,379

Revenue for the years ended December 31,	2016	2015	2014
Segment rental revenue:
Apparel	$19,975	$19,819	$17,674
Automotive service	20,212	18,632	16,548
Automotive tire services	28,754	28,627	28,222
Beverages	27,587	25,451	25,147
Child care	19,712	19,949	20,022
Convenience stores	91,784	90,093	89,754
Dollar stores	90,746	88,126	85,049
Drug stores	117,758	103,324	84,625
Financial services	18,769	17,044	16,828
General merchandise	18,976	16,411	13,550
Grocery stores	32,815	29,506	27,270
Health and fitness	85,901	75,881	62,086
Health care	16,168	16,057	16,039
Home improvement	25,695	23,112	15,593
Motor vehicle dealerships	20,329	15,332	13,909
Restaurants-casual dining	42,312	37,645	38,473
Restaurants-quick service	52,674	41,407	33,388
Theaters	51,926	49,456	47,102
Transportation services	57,694	51,745	46,287
Wholesale club	37,531	37,391	36,588
27 other non-reportable segments	180,095	171,857	159,303
Total rental revenue	1,057,413	976,865	893,457
Tenant reimbursements	43,104	42,015	37,118
Other revenue	2,655	4,405	2,930
Total revenue	$1,103,172	$1,023,285	$933,505

19.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2016, we had commitments of $7.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2016, we had committed $21.9 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases. At December 31, 2016, minimum future rental payment for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases	Ground Leases
	Paid by	Paid by
	Realty Income (1)	Our Tenants (2)	Total
2017	$1.6	$13.4	$15.0
2018	1.6	13.5	15.1
2019	1.5	13.3	14.8
2020	1.4	13.1	14.5
2021	1.2	12.8	14.0
Thereafter	22.1	106.6	128.7
Total	$29.4	$172.7	$202.1

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(2)

Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

20.                    Subsequent Events

In January and February 2017, we declared the following dividends, which will be paid in February 2017 and March 2017, respectively:

•                  $0.2105 per share to our common stockholders and

•                  $0.138021 per share to our Class F preferred stockholders.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year (1)

	2016
	Total revenue	$267,116	$271,039	$277,174	$287,843	$1,103,172
	Depreciation and amortization expense	107,933	110,342	113,917	117,752	449,943
	Interest expense	60,678	57,409	52,952	48,935	219,974
	Other expenses	30,310	35,878	37,438	35,128	138,757
	Net income	70,484	76,068	77,202	92,724	316,477
	Net income available to common stockholders	63,473	69,045	70,302	85,671	288,491
	Net income per common share
	Basic	0.25	0.27	0.27	0.33	1.13
	Diluted	0.25	0.27	0.27	0.33	1.13
	Dividends paid per common share	0.5880000	0.5970000	0.6005000	0.6060000	2.3915000

	2015
	Total revenue	$246,867	$253,860	$258,889	$263,668	$1,023,285
	Depreciation and amortization expense	98,037	101,101	104,338	105,739	409,215
	Interest expense	58,468	58,680	63,950	51,982	233,079
	Other expenses	29,999	31,404	29,012	27,962	118,379
	Net income	67,581	66,350	67,813	83,111	284,855
	Net income available to common stockholders	60,494	59,317	60,705	76,171	256,686
	Net income per common share
	Basic	0.27	0.26	0.26	0.31	1.09
	Diluted	0.27	0.25	0.26	0.31	1.09
	Dividends paid per common share	0.5614167	0.5685000	0.5700000	0.5715000	2.2714167

(1)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

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

As of and for the year ended December 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 23, 2017 by,

John P. Case, Chief Executive Officer

Paul M. Meurer, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended  December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of December 31, 2016, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

Item 9B:             Other Information

None.

PART III

Item 10:              Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 16, 2017.

Item 11:              Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:              Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:              Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:              Exhibits and Financial Statement Schedules

A.             The following documents are filed as part of this report.

1.              Financial Statements (see Item 8)

a.              Reports of Independent Registered Public Accounting Firm

b.             Consolidated Balance Sheets,

December 31, 2016 and 2015

c.              Consolidated Statements of Income,

Years ended December 31, 2016, 2015 and 2014

d.             Consolidated Statements of Equity,

Years ended December 31, 2016, 2015 and 2014

e.              Consolidated Statements of Cash Flows,

Years ended December 31, 2016, 2015 and 2014

f.               Notes to Consolidated Financial Statements

g.             Consolidated Quarterly Financial Data,

(unaudited) for 2016 and 2015

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

10.30        Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.31        Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.32        Form of Second Amendment to Employment Agreement (filed as exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

*10.33      First Amendment to Realty Income Corporation 2012 Incentive Award Plan.

10.34        Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).

Statement of Ratios

*12.1         Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1         Subsidiaries of the Company as of February 23, 2017.

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

Interactive Data Files

*101           The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/JOHN P. CASE	Date: February 23, 2017
John P. Case
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 23, 2017
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 23, 2017
Kathleen R. Allen, Ph.D.
Director

By:	/s/JOHN P. CASE	Date: February 23, 2017
John P. Case
Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/A. LARRY CHAPMAN	Date: February 23, 2017
A. Larry Chapman
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 23, 2017
Priya Cherian Huskins
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 23, 2017
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 23, 2017
Ronald L. Merriman
Director

By:	/s/STEPHEN E. STERRETT	Date: February 23, 2017
Stephen E. Sterrett
Director

By:	/s/PAUL M. MEURER	Date: February 23, 2017
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 23, 2017
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Aerospace
Batesville	MS	4,801,438	2,160,849	17,219,291	None	None	2,160,849	17,219,291	19,380,140	3,013,376		8/9/2012	300
Ellisville	MS		4,140,000	20,930,630	171,570	None	4,140,000	21,102,200	25,242,200	2,123,750		6/27/2013	420
Columbus	OH	14,501,413	-	19,637,318	None	None	-	19,637,318	19,637,318	1,987,110		6/19/2013	420
DFW Airport	TX		-	37,503,886	13,600	None	-	37,517,486	37,517,486	8,316,658		6/20/2011	300
Lufkin	TX		589,925	15,492,255	None	None	589,925	15,492,255	16,082,180	1,752,100		1/22/2013	420

Apparel stores
Mesa	AZ		619,035	867,013	6,484	None	619,035	873,497	1,492,532	626,341		2/11/1999	300
El Cajon	CA		6,930,000	12,518,083	89,660	None	6,930,000	12,607,743	19,537,743	1,280,704		6/19/2014	300
Elk Grove	CA		804,327	2,668,492	24,266	None	804,327	2,692,758	3,497,085	464,831		9/18/2012	300
Elk Grove	CA		3,250,000	16,776,852	None	None	3,250,000	16,776,852	20,026,852	1,705,647		6/2/2014	300
Folsom	CA		2,370,000	11,342,375	None	None	2,370,000	11,342,375	13,712,375	1,077,526		8/19/2014	300
Hanford	CA		562,812	3,468,215	None	None	562,812	3,468,215	4,031,027	595,377		9/18/2012	300
Lodi	CA		3,153,559	2,661,260	None	None	3,153,559	2,661,260	5,814,819	456,850		9/18/2012	300
Manteca	CA		1,565,672	4,440,141	None	None	1,565,672	4,440,141	6,005,813	748,224		9/18/2012	300
Moreno Valley	CA		1,654,486	3,305,084	197,969	None	1,654,486	3,503,053	5,157,539	634,187		9/18/2012	300
Redlands	CA		3,006,680	2,242,430	279,091	None	3,006,680	2,521,521	5,528,201	478,579		9/18/2012	300
Sacramento	CA		3,446,351	4,460,201	None	None	3,446,351	4,460,201	7,906,552	765,668		9/18/2012	300
South Lake Tahoe	CA		3,110,000	3,176,091	9,750	None	3,110,000	3,185,841	6,295,841	794,986		10/22/2010	300
Sun Valley	CA		4,631,964	4,710,912	None	None	4,631,964	4,710,912	9,342,876	808,707		9/18/2012	300
Vacaville	CA		1,299,816	3,375,574	183,515	None	1,299,816	3,559,089	4,858,905	641,410		9/18/2012	300
Danbury	CT		1,096,861	6,217,688	491,514	56	1,096,861	6,709,258	7,806,119	4,938,185		9/30/1997	300
Manchester	CT		771,660	3,653,539	324,665	161	771,660	3,978,365	4,750,025	2,751,514		3/26/1998	300
Manchester	CT		1,250,464	5,917,037	7,082	None	1,250,464	5,924,119	7,174,583	4,450,218		3/26/1998	300
Deerfield Beach	FL		3,160,000	4,832,848	58,463	None	3,160,000	4,891,311	8,051,311	1,210,727		10/22/2010	300
Cumming	GA	4,675,000	2,100,000	6,472,785	None	None	2,100,000	6,472,785	8,572,785	701,218		4/1/2014	300
Collinsville	IL	3,570,500	675,724	7,021,479	None	None	675,724	7,021,479	7,697,203	1,111,734		1/22/2013	300
Georgetown	KY	5,679,500	1,922,820	10,448,325	None	None	1,922,820	10,448,325	12,371,145	1,654,318		1/22/2013	300
Missoula	MT		163,100	362,249	28,843	16,199	163,100	407,291	570,391	386,812		10/30/1987	300
Staten Island	NY		4,202,093	3,385,021	231,501	None	4,202,093	3,616,522	7,818,615	2,608,474		3/26/1998	300
Bend	OR		4,060,000	13,198,790	None	None	4,060,000	13,198,790	17,258,790	1,561,857		1/31/2014	300
Clarksville	TN		3,992,886	-	None	None	3,992,886	-	3,992,886	-		7/5/2013	300
Jackson	TN		381,076	857,261	49,140	19,237	381,076	925,638	1,306,714	690,498		9/26/1997	300
Dallas	TX		1,210,000	2,675,265	292,532	None	1,210,000	2,967,797	4,177,797	690,960		10/22/2010	300
The Colony	TX		2,580,000	2,214,133	285,298	158	2,580,000	2,499,589	5,079,589	582,598		10/22/2010	300

Automotive collision services
Colorado Springs	CO		1,085,560	2,137,425	None	None	1,085,560	2,137,425	3,222,985	420,281		1/5/2012	300
Denver	CO		480,348	2,127,792	None	None	480,348	2,127,792	2,608,140	392,189	6/8/2012	9/30/2011	300
Highlands Ranch	CO		583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	1,086,643	7/10/2007	8/11/2003	300
Littleton	CO		601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	955,543	2/2/2006	11/12/2004	300
Parker	CO		868,768	2,653,745	None	None	868,768	2,653,745	3,522,513	1,172,405	9/7/2012	7/3/2003	300
Thornton	CO		693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	911,563	10/5/2004	10/15/2003	300
Fort Myers	FL		1,050,000	1,395,464	None	None	1,050,000	1,395,464	2,445,464	58,144		12/29/2015	300
Fort Myers	FL		530,000	955,371	None	None	530,000	955,371	1,485,371	39,807		12/29/2015	300
Naples	FL		1,590,000	918,896	None	None	1,590,000	918,896	2,508,896	38,287		12/29/2015	300
Cumming	GA		661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	964,146	9/18/2003	12/31/2002	300
Douglasville	GA		679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	1,029,755	8/11/2003	12/30/2002	300
Lilburn	GA		1,150,000	1,670,724	None	None	1,150,000	1,670,724	2,820,724	220,006	7/29/2013	2/20/2013	300
Macon	GA		1,400,000	1,317,435	None	None	1,400,000	1,317,435	2,717,435	241,505	5/11/2012	1/10/2012	300
Morrow	GA		725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	987,713	7/7/2003	8/30/2002	300
Peachtree City	GA		1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	385,693	12/16/2002	9/19/2002	300
Roswell	GA		1,825,000	1,934,495	None	None	1,825,000	1,934,495	3,759,495	385,648	12/22/2011	8/10/2011	300
Warner Robins	GA		1,250,000	1,012,258	None	None	1,250,000	1,012,258	2,262,258	198,753	1/11/2012	9/1/2011	300
Chicago	IL		1,300,000	1,600,000	None	None	1,300,000	1,600,000	2,900,000	29,333		7/20/2016	300
Crystal Lake	IL		250,000	1,143,500	None	None	250,000	1,143,500	1,393,500	36,211		3/31/2016	300
Maryville	IL		320,000	882,122	None	None	320,000	882,122	1,202,122	104,360		1/10/2014	300
Naperville	IL		1,090,000	1,596,107	None	None	1,090,000	1,596,107	2,686,107	194,193		12/23/2013	300
Oak Lawn	IL		180,000	1,021,577	None	None	180,000	1,021,577	1,201,577	68,376		11/13/2013	300
Oak Lawn	IL		370,000	1,137,293	None	None	370,000	1,137,293	1,507,293	135,859		12/23/2013	300
Orland Park	IL		120,000	1,015,358	None	None	120,000	1,015,358	1,135,358	123,535		12/23/2013	300
South Holland	IL		80,000	1,548,690	None	None	80,000	1,548,690	1,628,690	188,424		12/23/2013	300
Cedar Lake	IN		300,000	1,037,278	None	None	300,000	1,037,278	1,337,278	81,253		1/7/2015	300
Gary	IN		100,000	1,875,652	None	None	100,000	1,875,652	1,975,652	146,926		1/7/2015	300
Hammond	IN		230,000	1,217,329	None	None	230,000	1,217,329	1,447,329	95,357		1/7/2015	300
Highland	IN		390,000	910,537	None	None	390,000	910,537	1,300,537	71,325		1/7/2015	300
Florence	KY		350,000	1,350,428	None	None	350,000	1,350,428	1,700,428	28,757		5/26/2016	300
Ann Arbor	MI		680,000	1,433,382	None	None	680,000	1,433,382	2,113,382	117,060		12/18/2014	300
Clawson	MI		220,000	517,432	None	None	220,000	517,432	737,432	42,257		12/18/2014	300
Clinton Township	MI		480,000	3,578,405	None	None	480,000	3,578,405	4,058,405	256,452		3/31/2015	300
Livonia	MI		317,728	1,035,971	None	None	317,728	1,035,971	1,353,699	84,604		12/18/2014	300
Novi	MI		530,000	2,092,323	None	None	530,000	2,092,323	2,622,323	149,950		3/31/2015	300
Rochester Hills	MI		280,000	1,179,451	None	None	280,000	1,179,451	1,459,451	84,527		3/31/2015	300
Sterling Heights	MI		480,000	1,920,459	None	None	480,000	1,920,459	2,400,459	80,019		12/29/2015	300
Warren	MI		300,000	746,229	None	None	300,000	746,229	1,046,229	53,480		3/31/2015	300
Washington	MI		240,000	474,241	None	None	240,000	474,241	714,241	38,730		12/18/2014	300
Wayne	MI		190,000	1,009,116	None	None	190,000	1,009,116	1,199,116	82,411		12/18/2014	300
Woodhaven	MI		170,000	1,148,368	None	None	170,000	1,148,368	1,318,368	93,783		12/18/2014	300
Ham Lake	MN		192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	930,290	7/1/2004	10/31/2003	300
Stillwater	MN		656,250	1,218,901	187,158	None	656,250	1,406,059	2,062,309	245,727		11/16/2012	300
Olive Branch	MS		350,000	1,965,718	None	None	350,000	1,965,718	2,315,718	432,592	6/29/2011	11/2/2010	300
Cary	NC		610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	634,200		5/25/2006	300
Durham	NC		680,969	1,323,140	None	None	680,969	1,323,140	2,004,109	562,334		5/25/2006	300
Wilmington	NC		378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	526,442	7/15/2005	12/21/2004	300
Las Vegas	NV		720,000	2,710,126	None	None	720,000	2,710,126	3,430,126	213,035		10/22/2013	300
Huber Heights	OH		160,000	799,843	None	None	160,000	799,843	959,843	17,330		6/30/2016	300
Moraine	OH		170,000	873,745	None	None	170,000	873,745	1,043,745	18,931		6/30/2016	300
Bartlett	TN		648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	944,641	8/3/2004	10/27/2003	300
Nashville	TN		1,830,000	2,575,466	None	None	1,830,000	2,575,466	4,405,466	176,043	In-progress	9/3/2014	300
Riverton	UT		1,100,000	1,576,390	None	None	1,100,000	1,576,390	2,676,390	239,119	1/18/2013	7/26/2012	300
Salt Lake City	UT		2,900,000	1,598,391	None	None	2,900,000	1,598,391	4,498,391	307,251	2/17/2012	10/11/2011	300

Automotive parts
Birmingham	AL		355,823	660,814	None	None	355,823	660,814	1,016,637	106,832		12/7/2012	300
Flomaton	AL		90,000	808,163	None	None	90,000	808,163	898,163	117,184		5/1/2013	300
Harvest	AL		744,737	1,537,832	None	None	744,737	1,537,832	2,282,569	243,490		1/22/2013	300
Millbrook	AL		108,000	518,741	174,419	None	108,000	693,160	801,160	438,069	12/10/1998	1/21/1999	300
Montgomery	AL		254,465	502,350	10,819	84	254,465	513,253	767,718	381,268		6/30/1998	300
Cabot	AR		267,787	595,578	None	None	267,787	595,578	863,365	68,491		2/25/2014	300
San Luis	AZ		287,508	694,650	None	None	287,508	694,650	982,158	91,462		9/26/2013	300
Tucson	AZ		194,250	431,434	None	None	194,250	431,434	625,684	431,434		10/30/1987	300
Grass Valley	CA		325,000	384,955	None	None	325,000	384,955	709,955	384,955		5/20/1988	300
Sacramento	CA		210,000	466,419	None	None	210,000	466,419	676,419	466,419		11/25/1987	300
Colorado Springs	CO		520,000	922,073	None	None	520,000	922,073	1,442,073	13,831		8/30/2016	300
Denver	CO		141,400	314,056	None	82	141,400	314,138	455,538	314,138		11/18/1987	300
Denver	CO		315,000	699,623	None	161	315,000	699,784	1,014,784	699,782		5/16/1988	300
Littleton	CO		252,925	561,758	None	53	252,925	561,811	814,736	561,811		2/12/1988	300
Smyrna	DE		232,273	472,855	15,774	None	232,273	488,629	720,902	354,379		8/7/1998	300
Apopka	FL		820,000	1,115,761	None	None	820,000	1,115,761	1,935,761	158,066		6/21/2013	300
Deerfield Beach	FL		475,000	871,738	2,420	None	475,000	874,158	1,349,158	620,755		1/29/1999	300
Jacksonville	FL		330,000	1,196,260	None	None	330,000	1,196,260	1,526,260	25,919		6/9/2016	300
Kissimmee	FL		1,000,000	1,169,792	None	None	1,000,000	1,169,792	2,169,792	165,721		6/21/2013	300
Kissimmee	FL		580,290	1,290,608	None	None	580,290	1,290,608	1,870,898	122,608		8/14/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Merritt Island	FL		309,652	482,459	44,387	21,831	309,652	548,677	858,329	419,364		11/26/1996	300
Atlanta	GA		652,551	763,360	27,163	45,249	652,551	835,772	1,488,323	577,360		12/18/1998	300
Byron	GA		359,612	868,859	None	None	359,612	868,859	1,228,471	117,296		8/5/2013	300
Council Bluffs	IA		194,355	431,668	None	None	194,355	431,668	626,023	431,668		5/19/1988	300
Des Moines	IA		441,273	981,424	None	None	441,273	981,424	1,422,697	119,407		12/6/2013	300
Boise	ID		158,400	351,812	None	5,428	158,400	357,240	515,640	357,240		5/6/1988	300
Moscow	ID		117,250	260,417	None	None	117,250	260,417	377,667	260,417		9/14/1987	300
Chicago	IL		760,000	1,483,800	4,850	None	760,000	1,488,650	2,248,650	122,844		12/18/2014	300
Chicago	IL		270,000	1,639,501	56,000	None	270,000	1,695,501	1,965,501	138,676		12/18/2014	300
Chicago	IL		490,000	1,533,006	3,425	None	490,000	1,536,431	2,026,431	126,516		12/18/2014	300
Joliet	IL	1,288,779	723,567	2,571,856	None	None	723,567	2,571,856	3,295,423	407,211		1/22/2013	300
Brazil	IN		183,952	453,831	26,716	None	183,952	480,547	664,499	334,995		3/31/1999	300
Chesterton	IN		293,382	708,842	None	None	293,382	708,842	1,002,224	93,331		9/27/2013	300
Griffith	IN		343,778	830,602	None	None	343,778	830,602	1,174,380	109,363		9/27/2013	300
Indianapolis	IN		243,422	541,389	24,391	None	243,422	565,780	809,202	61,442		6/6/2014	300
Lafayette	IN		276,924	960,817	None	None	276,924	960,817	1,237,741	1,601		12/16/2016	300
Muncie	IN		148,901	645,660	238,611	28,327	148,901	912,598	1,061,499	679,516		11/26/1996	300
Plainfield	IN		453,645	908,485	42,619	47,025	453,645	998,129	1,451,774	722,582		1/30/1998	300
Princeton	IN		134,209	560,113	11,238	None	134,209	571,351	705,560	400,424		3/31/1999	300
Vincennes	IN		185,312	489,779	30,324	None	185,312	520,103	705,415	357,404		3/31/1999	300
Kansas City	KS		222,000	455,881	18,738	None	222,000	474,619	696,619	472,357		5/16/1988	300
Harrodsburg	KY		262,048	1,029,125	None	None	262,048	1,029,125	1,291,173	121,780		1/3/2014	300
Lawrenceburg	KY		272,228	1,069,102	None	None	272,228	1,069,102	1,341,330	122,947		2/14/2014	300
Lexington	KY		475,041	1,056,527	None	None	475,041	1,056,527	1,531,568	65,152	4/11/2014	6/30/2015	300
Paris	KY		250,000	1,158,644	None	None	250,000	1,158,644	1,408,644	13,518		9/30/2016	300
Scottsville	KY		503,473	1,039,640	None	None	503,473	1,039,640	1,543,113	164,610		1/22/2013	300
Stanford	KY		293,686	1,153,374	None	None	293,686	1,153,374	1,447,060	121,104		5/7/2014	300
Kaplan	LA		232,224	911,999	None	None	232,224	911,999	1,144,223	104,880		2/14/2014	300
Lafayette	LA		740,444	1,528,968	None	None	740,444	1,528,968	2,269,412	242,087		1/22/2013	300
Lafayette	LA		462,043	1,027,618	None	None	462,043	1,027,618	1,489,661	114,751		3/31/2014	300
Slidell	LA		629,335	1,299,536	None	None	629,335	1,299,536	1,928,871	205,760		1/22/2013	300
Sulphur	LA		290,047	700,785	3,835	None	290,047	704,620	994,667	95,717		8/1/2013	300
West Monroe	LA		462,715	1,394,603	None	None	462,715	1,394,603	1,857,318	220,812		1/22/2013	300
Alma	MI		155,000	600,282	13,902	None	155,000	614,184	769,184	430,586	4/29/1999	2/10/1999	300
Alma	MI		187,704	737,155	None	None	187,704	737,155	924,859	40,544		8/21/2015	300
Detroit	MI		496,691	1,104,676	None	None	496,691	1,104,676	1,601,367	127,038		2/6/2014	300
Flushing	MI		367,724	817,846	None	None	367,724	817,846	1,185,570	85,874		5/14/2014	300
Lansing	MI		265,000	574,931	132,237	94	265,000	707,262	972,262	502,589	4/30/1999	12/3/1998	300
Rockford	MI		870,632	1,726,400	None	None	870,632	1,726,400	2,597,032	273,347		1/22/2013	300
Roseville	MI		558,997	1,810,289	None	None	558,997	1,810,289	2,369,286	286,629		1/22/2013	300
Saginaw	MI		948,826	1,959,264	None	None	948,826	1,959,264	2,908,090	310,217		1/22/2013	300
Saginaw	MI		859,956	1,775,753	None	None	859,956	1,775,753	2,635,709	281,161		1/22/2013	300
St. Johns	MI		201,681	792,050	41,226	None	201,681	833,276	1,034,957	43,649		8/21/2015	300
Sturgis	MI		109,558	550,274	10,272	94	109,558	560,640	670,198	402,615		12/30/1998	300
Waterford	MI		995,991	2,056,657	53,469	None	995,991	2,110,126	3,106,117	329,275		1/22/2013	300
St. Peters	MO		469,776	1,044,816	None	None	469,776	1,044,816	1,514,592	109,706		5/6/2014	300
Crystal Springs	MS		514,234	1,061,859	None	None	514,234	1,061,859	1,576,093	168,128		1/22/2013	300
Horn Lake	MS		142,702	514,779	62,817	None	142,702	577,596	720,298	384,060		6/30/1998	300
Richland	MS		243,565	558,645	10,302	None	243,565	568,947	812,512	386,877		12/21/1999	300
Vicksburg	MS		631,900	1,304,832	None	None	631,900	1,304,832	1,936,732	206,598		1/22/2013	300
Biscoe	NC		340,000	1,012,799	None	None	340,000	1,012,799	1,352,799	18,568		7/29/2016	300
Harrisburg	NC		680,000	813,119	None	None	680,000	813,119	1,493,119	115,192		6/21/2013	300
Omaha	NE		196,000	435,321	None	32	196,000	435,353	631,353	435,350		5/26/1988	300
Omaha	NE		199,100	412,042	None	32	199,100	412,074	611,174	412,071		5/27/1988	300
Artesia	NM		400,000	807,227	None	None	400,000	807,227	1,207,227	114,357		6/21/2013	300
Las Cruces	NM		370,000	1,010,676	None	None	370,000	1,010,676	1,380,676	143,179		6/21/2013	300
Rio Rancho	NM		211,577	469,923	None	None	211,577	469,923	681,500	469,923		2/26/1988	300
Santa Fe	NM		550,775	1,224,964	None	None	550,775	1,224,964	1,775,739	157,204		10/11/2013	300
Fernley	NV		300,000	1,027,155	None	None	300,000	1,027,155	1,327,155	145,514		6/21/2013	300
Las Vegas	NV		161,000	357,585	260,000	None	161,000	617,585	778,585	574,252		10/29/1987	300
Dunkirk	NY		631,375	1,303,749	None	None	631,375	1,303,749	1,935,124	206,427		1/22/2013	300
Akron	OH		264,619	588,531	None	None	264,619	588,531	853,150	36,293		6/9/2015	300
Canton	OH		396,560	597,553	None	25,452	396,560	623,005	1,019,565	449,235		8/14/1998	300
Centerville	OH		601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	581,577		6/30/1998	300
Delaware	OH		240,000	705,447	None	None	240,000	705,447	945,447	38,800		8/14/2015	300
Hamilton	OH		183,000	515,727	6,508	None	183,000	522,235	705,235	369,232	4/7/1999	12/3/1998	300
Middlefield	OH		258,980	1,017,075	None	None	258,980	1,017,075	1,276,055	103,403		6/30/2014	300
New Lexington	OH		290,000	955,997	None	None	290,000	955,997	1,245,997	14,340		8/23/2016	300
Oberlin	OH		212,325	1,026,562	None	None	212,325	1,026,562	1,238,887	128,320		11/7/2013	300
Toledo	OH		130,000	1,562,052	None	None	130,000	1,562,052	1,692,052	231,704		4/12/2013	300
Toledo	OH		140,000	1,059,979	None	None	140,000	1,059,979	1,199,979	157,230		4/12/2013	300
Waverly	OH		176,895	694,710	None	None	176,895	694,710	871,605	38,209		8/19/2015	300
Del City	OK		634,664	1,178,662	None	None	634,664	1,178,662	1,813,326	190,550		12/7/2012	300
Oklahoma City	OK		602,052	1,118,096	None	None	602,052	1,118,096	1,720,148	169,578		3/1/2013	300
Albany	OR		152,250	338,153	None	58	152,250	338,211	490,461	338,193		8/24/1987	300
Beaverton	OR		210,000	466,419	None	58	210,000	466,477	676,477	466,458		8/26/1987	300
Portland	OR		190,750	423,664	None	58	190,750	423,722	614,472	423,703		8/12/1987	300
Portland	OR		147,000	326,493	None	58	147,000	326,551	473,551	326,533		8/26/1987	300
Salem	OR		136,500	303,170	None	58	136,500	303,228	439,728	303,210		8/20/1987	300
Butler	PA		339,929	633,078	47,758	None	339,929	680,836	1,020,765	491,401		8/7/1998	300
Carnegie	PA		260,000	1,208,582	None	None	260,000	1,208,582	1,468,582	18,129		8/23/2016	300
Dover	PA		265,112	593,341	3,962	None	265,112	597,303	862,415	440,357		6/30/1998	300
Enola	PA		220,228	546,026	11,416	172	220,228	557,614	777,842	402,776		11/10/1998	300
Hanover	PA		132,500	719,511	9,982	None	132,500	729,493	861,993	504,004	7/26/1999	5/13/1999	300
Harrisburg	PA		327,781	608,291	10,681	172	327,781	619,144	946,925	455,778		6/30/1998	300
Harrisburg	PA		283,417	352,473	10,519	172	283,417	363,164	646,581	260,070		9/30/1998	300
Lancaster	PA		199,899	774,838	84,970	None	199,899	859,808	1,059,707	590,963		8/14/1998	300
Lebanon	PA		360,751	802,338	10,935	None	360,751	813,273	1,174,024	71,046		11/21/2014	300
New Castle	PA		180,009	525,774	91,802	None	180,009	617,576	797,585	439,950		6/30/1998	300
Reading	PA		379,000	658,722	43,750	None	379,000	702,472	1,081,472	479,009	6/9/1999	12/4/1998	300
Guayama	PR	972,663	874,937	1,806,689	None	None	874,937	1,806,689	2,681,626	286,059		1/22/2013	300
Humacao	PR	1,483,311	1,161,891	2,399,229	None	None	1,161,891	2,399,229	3,561,120	379,878		1/22/2013	300
Ponce	PR	1,775,110	1,321,292	2,728,382	None	None	1,321,292	2,728,382	4,049,674	431,994		1/22/2013	300
San Juan	PR	1,483,311	1,158,525	2,392,278	None	None	1,158,525	2,392,278	3,550,803	378,777		1/22/2013	300
Chester	SC		132,006	518,420	4,106	None	132,006	522,526	654,532	52,786		6/30/2014	300
Columbia	SC		474,027	1,427,348	None	None	474,027	1,427,348	1,901,375	225,997		1/22/2013	300
Gaston	SC		250,000	956,334	None	None	250,000	956,334	1,206,334	20,721		6/9/2016	300
Manning	SC		260,000	999,132	None	None	260,000	999,132	1,259,132	18,317		7/29/2016	300
Winnsboro	SC		90,000	921,541	None	None	90,000	921,541	1,011,541	19,967		6/9/2016	300
York	SC		198,409	779,197	None	None	198,409	779,197	977,606	79,218		6/30/2014	300
Arlington	TN		381,083	707,726	None	None	381,083	707,726	1,088,809	114,416		12/7/2012	300
Columbia	TN		273,120	431,716	None	None	273,120	431,716	704,836	302,919		6/30/1999	300
Decatur	TN		180,000	880,938	None	None	180,000	880,938	1,060,938	89,562		6/30/2014	300
Channelview	TX		483,804	1,168,921	None	None	483,804	1,168,921	1,652,725	157,804		8/14/2013	300
Dallas	TX		562,612	1,251,290	None	None	562,612	1,251,290	1,813,902	123,044		7/18/2014	300
Denton	TX		368,635	1,047,327	None	None	368,635	1,047,327	1,415,962	130,916		11/15/2013	300
Edinburg	TX		320,000	963,916	None	None	320,000	963,916	1,283,916	136,555		6/21/2013	300
Grand Prairie	TX		574,574	1,277,896	None	None	574,574	1,277,896	1,852,470	117,140		9/5/2014	300
Hallettsville	TX		237,572	932,999	18,920	None	237,572	951,919	1,189,491	120,315		10/11/2013	300
Katy	TX		558,684	1,242,555	None	None	558,684	1,242,555	1,801,239	126,326		6/30/2014	300
Laredo	TX		807,044	1,498,795	None	None	807,044	1,498,795	2,305,839	242,305		12/7/2012	300
Richmond	TX		441,254	1,253,642	None	None	441,254	1,253,642	1,694,896	160,884		10/24/2013	300
Roma	TX		200,000	1,004,538	None	None	200,000	1,004,538	1,204,538	142,310		6/21/2013	300
San Benito	TX		449,015	998,643	None	None	449,015	998,643	1,447,658	128,159		10/11/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Richmond	VA		366,287	814,648	None	None	366,287	814,648	1,180,935	50,237		6/25/2015	300
Bellevue	WA		185,500	411,997	None	107	185,500	412,104	597,604	412,103		8/6/1987	300
Bellingham	WA		168,000	373,133	None	107	168,000	373,240	541,240	373,239		8/20/1987	300
East Wenatchee	WA		148,400	329,602	None	107	148,400	329,709	478,109	329,709		8/25/1987	300
Kenmore	WA		199,500	443,098	None	107	199,500	443,205	642,705	443,204		8/20/1987	300
Kent	WA		199,500	443,091	None	107	199,500	443,198	642,698	443,198		8/6/1987	300
Moses Lake	WA		138,600	307,831	None	107	138,600	307,938	446,538	307,938		8/12/1987	300
Renton	WA		185,500	412,003	None	107	185,500	412,110	597,610	412,110		9/15/1987	300
Seattle	WA		162,400	360,697	None	107	162,400	360,804	523,204	360,804		8/20/1987	300
Silverdale	WA		183,808	419,777	None	107	183,808	419,884	603,692	419,883		9/16/1987	300
Tacoma	WA		191,800	425,996	None	107	191,800	426,103	617,903	426,102		8/18/1987	300
Tacoma	WA		196,000	435,324	None	107	196,000	435,431	631,431	435,431		10/15/1987	300
Vancouver	WA		180,250	400,343	None	58	180,250	400,401	580,651	400,382		8/20/1987	300
Vancouver	WA		168,000	373,135	None	58	168,000	373,193	541,193	373,175		5/23/1988	300
Viroqua	WI		130,000	751,418	None	None	130,000	751,418	881,418	108,956		5/1/2013	300
Wausau	WI		499,159	1,138,765	6,800	None	499,159	1,145,565	1,644,724	48,863		12/23/2015	300
Nutter Fort	WV		259,179	899,248	None	None	259,179	899,248	1,158,427	1,499		12/21/2016	300

Automotive service
Flagstaff	AZ		144,821	417,485	8,150	36	144,821	425,671	570,492	313,791	4/11/2002	8/29/1997	300
Mesa	AZ		210,620	475,072	None	None	210,620	475,072	685,692	277,913		5/14/2002	300
Phoenix	AZ		189,341	546,984	None	None	189,341	546,984	736,325	319,986		5/14/2002	300
Phoenix	AZ		384,608	279,824	None	None	384,608	279,824	664,432	163,695		5/14/2002	300
Sierra Vista	AZ		175,114	345,508	None	None	175,114	345,508	520,622	202,121		5/14/2002	300
Tucson	AZ		226,596	437,972	None	None	226,596	437,972	664,568	256,212		5/14/2002	300
Bakersfield	CA		65,165	206,927	None	None	65,165	206,927	272,092	121,051		5/14/2002	300
Chula Vista	CA		313,293	409,654	26,019	177	313,293	435,850	749,143	338,382	5/1/1996	1/19/1996	300
Dublin	CA		415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	675,046		5/14/2002	300
Folsom	CA		471,813	325,610	None	None	471,813	325,610	797,423	190,480		5/14/2002	300
Indio	CA		264,956	265,509	None	None	264,956	265,509	530,465	155,321		5/14/2002	300
Los Angeles	CA		580,446	158,876	None	None	580,446	158,876	739,322	92,940		5/14/2002	300
Oxnard	CA		186,980	198,236	None	None	186,980	198,236	385,216	115,966		5/14/2002	300
Simi Valley	CA		213,920	161,012	None	None	213,920	161,012	374,932	94,190		5/14/2002	300
Stockton	CA		1,395,822	2,882,282	None	None	1,395,822	2,882,282	4,278,104	456,361		1/22/2013	300
Vacaville	CA		358,067	284,931	None	None	358,067	284,931	642,998	166,682		5/14/2002	300
Aurora	CO		231,314	430,495	None	115	231,314	430,610	661,924	160,115		9/4/2007	300
Broomfield	CO		154,930	503,626	None	2,667	154,930	506,293	661,223	412,679	8/22/1996	3/15/1996	300
Denver	CO		79,717	369,587	None	79	79,717	369,666	449,383	369,663		10/8/1985	300
Denver	CO		239,024	444,785	None	115	239,024	444,900	683,924	165,426		9/4/2007	300
Lakewood	CO		70,422	132,296	None	None	70,422	132,296	202,718	49,170		9/4/2007	300
Longmont	CO		87,385	163,169	None	408	87,385	163,577	250,962	60,779		9/4/2007	300
Thornton	CO		276,084	415,464	None	316	276,084	415,780	691,864	331,542	12/31/1996	10/31/1996	300
Hartford	CT		248,540	482,460	35,465	1,076	248,540	519,001	767,541	412,232		9/30/1996	300
Southington	CT		225,882	672,910	None	172	225,882	673,082	898,964	526,052		6/6/1997	300
Vernon	CT		81,529	300,518	None	None	81,529	300,518	382,047	174,801		6/27/2002	300
Jacksonville	FL		76,585	355,066	28,668	178	76,585	383,912	460,497	360,795		12/23/1985	300
Miami Gardens	FL		163,239	262,726	None	None	163,239	262,726	425,965	152,819		6/27/2002	300
Orange City	FL		99,613	139,008	None	None	99,613	139,008	238,621	81,318		5/14/2002	300
Atlanta	GA		309,474	574,737	None	None	309,474	574,737	884,211	156,137		3/25/2010	300
Bogart	GA		66,807	309,733	None	None	66,807	309,733	376,540	309,733		12/20/1985	300
Duluth	GA		222,275	316,925	2,288	89	222,275	319,302	541,577	241,431	10/24/1997	6/20/1997	300
Duluth	GA		290,842	110,056	None	None	290,842	110,056	400,898	64,381		5/14/2002	300
Gainesville	GA		53,589	248,452	None	None	53,589	248,452	302,041	248,452		12/19/1985	300
Kennesaw	GA		266,865	139,425	None	None	266,865	139,425	406,290	81,562		5/14/2002	300
Marietta	GA		60,900	293,461	67,871	84	60,900	361,416	422,316	330,960		12/26/1985	300
Marietta	GA		69,561	346,024	None	41	69,561	346,065	415,626	346,065		6/3/1986	300
Norcross	GA		244,124	151,831	None	None	244,124	151,831	395,955	88,819		5/14/2002	300
Norcross	GA		503,773	937,121	39,032	None	503,773	976,153	1,479,926	403,090		11/22/2006	300
Riverdale	GA		58,444	270,961	None	None	58,444	270,961	329,405	270,961		1/15/1986	300
Snellville	GA		253,316	132,124	None	None	253,316	132,124	385,440	77,291		5/14/2002	300
Tucker	GA		78,646	364,625	32,603	3,258	78,646	400,486	479,132	377,386		12/18/1985	300
Arlington Hts	IL		441,437	215,983	None	None	441,437	215,983	657,420	126,348		5/14/2002	300
Chicago	IL		329,076	255,294	None	None	329,076	255,294	584,370	149,345		5/14/2002	300
Westchester	IL		421,239	184,812	None	None	421,239	184,812	606,051	108,113		5/14/2002	300
Anderson	IN		232,170	385,661	None	179	232,170	385,840	618,010	293,921		12/19/1997	300
Indianapolis	IN		231,384	428,307	None	130	231,384	428,437	659,821	347,772		9/27/1996	300
Michigan City	IN		392,638	297,650	(3,065)	None	389,573	297,650	687,223	174,124		5/14/2002	300
Warsaw	IN		140,893	228,116	None	None	140,893	228,116	369,009	133,446		5/14/2002	300
Olathe	KS		217,995	367,055	1,975	124	217,995	369,154	587,149	288,218	4/22/1997	11/11/1996	300
Topeka	KS		32,022	60,368	None	None	32,022	60,368	92,390	22,437		9/4/2007	300
Wichita	KS		787,377	1,463,936	78,745	70,913	787,377	1,613,594	2,400,971	628,366		11/1/2006	300
Louisville	KY		56,054	259,881	None	12	56,054	259,893	315,947	259,886		12/17/1985	300
East Wareham	MA		149,680	278,669	None	None	149,680	278,669	428,349	163,019		5/14/2002	300
Fairhaven	MA		138,957	289,294	None	None	138,957	289,294	428,251	169,235		5/14/2002	300
Gardner	MA		138,990	289,361	None	None	138,990	289,361	428,351	169,274		5/14/2002	300
Hyannis	MA		180,653	458,522	None	None	180,653	458,522	639,175	266,707		6/27/2002	300
Lenox	MA		287,769	535,273	None	None	287,769	535,273	823,042	380,925		3/31/1999	300
Newburyport	MA		274,698	466,449	None	None	274,698	466,449	741,147	271,318		6/27/2002	300
North Reading	MA		180,546	351,161	None	None	180,546	351,161	531,707	205,427		5/14/2002	300
Orleans	MA		138,212	394,065	None	None	138,212	394,065	532,277	230,526		5/14/2002	300
Teaticket	MA		191,302	340,539	None	None	191,302	340,539	531,841	199,214		5/14/2002	300
Aberdeen	MD		223,617	225,605	None	None	223,617	225,605	449,222	131,227		6/27/2002	300
Bethesda	MD		282,717	525,928	None	None	282,717	525,928	808,645	195,470		9/4/2007	300
Capitol Heights	MD		547,173	219,979	(12,319)	None	534,854	219,979	754,833	128,684		5/14/2002	300
Clinton	MD		70,880	328,620	11,440	None	70,880	340,060	410,940	335,770		11/15/1985	300
Lexington Park	MD		111,396	335,288	(7,600)	None	103,796	335,288	439,084	196,140		5/14/2002	300
Kalamazoo	MI		391,745	296,975	(2,196)	None	389,549	296,975	686,524	173,729		5/14/2002	300
Portage	MI		402,409	286,441	(2,112)	None	400,297	286,441	686,738	167,566		5/14/2002	300
Southfield	MI		275,952	350,765	None	None	275,952	350,765	626,717	205,196		5/14/2002	300
Troy	MI		214,893	199,299	None	None	214,893	199,299	414,192	116,588		5/14/2002	300
Saint Cloud	MN		203,338	258,626	None	None	203,338	258,626	461,964	150,434		6/27/2002	300
Independence	MO		297,641	233,152	4,467	3,958	297,641	241,577	539,218	191,998		12/20/1996	300
Asheville	NC		441,746	242,565	None	None	441,746	242,565	684,311	141,899		5/14/2002	300
Asheville	NC		838,421	1,558,792	480	27,477	838,421	1,586,749	2,425,170	634,113		11/1/2006	300
Concord	NC		237,688	357,976	6,863	26	237,688	364,865	602,553	265,303		11/5/1997	300
Durham	NC		55,074	255,336	None	647	55,074	255,983	311,057	255,983		11/13/1985	300
Durham	NC		354,676	361,203	67,400	12	354,676	428,615	783,291	291,834	8/29/1997	3/31/1997	300
Fayetteville	NC		224,326	257,733	None	131	224,326	257,864	482,190	196,417		12/3/1997	300
Greensboro	NC		286,068	244,606	None	None	286,068	244,606	530,674	143,086		5/14/2002	300
Matthews	NC		295,580	338,472	17,484	13,514	295,580	369,470	665,050	272,485	8/28/1998	2/27/1998	300
Pineville	NC		254,460	355,630	None	23	254,460	355,653	610,113	274,401	8/28/1997	4/16/1997	300
Raleigh	NC		89,145	413,301	None	None	89,145	413,301	502,446	413,301		10/28/1985	300
Raleigh	NC		398,694	263,621	None	None	398,694	263,621	662,315	202,514		10/1/1997	300
Salisbury	NC		235,614	150,592	None	None	235,614	150,592	386,206	88,094		5/14/2002	300
Fargo	ND		53,973	100,262	None	None	53,973	100,262	154,235	37,264		9/4/2007	300
Lincoln	NE		337,138	316,958	None	None	337,138	316,958	654,096	185,418		5/14/2002	300
Cherry Hill	NJ		463,808	862,240	None	None	463,808	862,240	1,326,048	320,466		9/4/2007	300
Edison	NJ		448,936	238,773	None	None	448,936	238,773	687,709	139,679		5/14/2002	300
Glassboro	NJ		182,013	312,480	None	None	182,013	312,480	494,493	181,759		6/27/2002	300
Hamilton Square	NJ		422,477	291,555	None	None	422,477	291,555	714,032	170,556		5/14/2002	300
Pleasantville	NJ		77,105	144,693	None	None	77,105	144,693	221,798	53,777		9/4/2007	300
Randolph	NJ		452,629	390,163	None	None	452,629	390,163	842,792	228,243		5/14/2002	300
Trenton	NJ		265,238	298,167	None	None	265,238	298,167	563,405	174,424		5/14/2002	300
West Deptford	NJ		212,788	320,283	None	None	212,788	320,283	533,071	187,362		5/14/2002	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Westfield	NJ		705,337	288,720	None	None	705,337	288,720	994,057	168,897		5/14/2002	300
Albuquerque	NM		231,553	430,026	None	None	231,553	430,026	661,579	116,824		3/25/2010	300
Las Vegas	NV		326,879	359,101	None	None	326,879	359,101	685,980	210,072		5/14/2002	300
Las Vegas	NV		316,441	369,768	None	None	316,441	369,768	686,209	216,313		5/14/2002	300
Las Vegas	NV		252,169	562,715	None	None	252,169	562,715	814,884	329,186		5/14/2002	300
Las Vegas	NV		1,940,015	3,624,877	None	None	1,940,015	3,624,877	5,564,892	573,939		1/22/2013	300
Sparks	NV		326,813	306,311	None	None	326,813	306,311	633,124	179,190		5/14/2002	300
Bethpage	NY		334,120	621,391	None	None	334,120	621,391	955,511	230,950		9/4/2007	300
Commack	NY		400,427	744,533	None	316	400,427	744,849	1,145,276	276,723		9/4/2007	300
East Amherst	NY		260,708	484,788	None	None	260,708	484,788	745,496	344,999		3/31/1999	300
East Syracuse	NY		250,609	466,264	None	None	250,609	466,264	716,873	331,813		3/31/1999	300
Freeport	NY		134,828	251,894	None	None	134,828	251,894	386,722	93,620		9/4/2007	300
Johnson City	NY		242,863	451,877	None	None	242,863	451,877	694,740	321,575		3/31/1999	300
Queens Village	NY		242,775	451,749	None	None	242,775	451,749	694,524	167,900		9/4/2007	300
Riverhead	NY		143,929	268,795	None	None	143,929	268,795	412,724	99,902		9/4/2007	300
West Amherst	NY		268,692	499,619	None	None	268,692	499,619	768,311	355,554		3/31/1999	300
Beavercreek	OH		205,000	492,538	None	None	205,000	492,538	697,538	389,925	2/13/1997	9/9/1996	300
Canal Winchester	OH		443,751	825,491	None	None	443,751	825,491	1,269,242	461,945	12/19/2002	8/21/2002	300
Centerville	OH		305,000	420,448	None	None	305,000	420,448	725,448	344,067	7/24/1996	6/28/1996	300
Cincinnati	OH		211,185	392,210	None	None	211,185	392,210	603,395	205,910		11/3/2003	300
Cincinnati	OH		305,556	244,662	None	None	305,556	244,662	550,218	120,292		9/17/2004	300
Cincinnati	OH		589,286	160,932	None	None	589,286	160,932	750,218	79,124		9/17/2004	300
Cincinnati	OH		159,375	265,842	None	None	159,375	265,842	425,217	130,705		9/17/2004	300
Cincinnati	OH		350,000	300,217	None	None	350,000	300,217	650,217	144,605		12/20/2004	300
Cleveland	OH		337,593	451,944	None	None	337,593	451,944	789,537	246,309		5/27/2003	300
Cleveland	OH		317,308	307,842	None	None	317,308	307,842	625,150	151,355		9/17/2004	300
Columbus	OH		71,098	329,627	None	None	71,098	329,627	400,725	329,627		10/2/1985	300
Columbus	OH		75,761	351,247	None	None	75,761	351,247	427,008	351,247		10/24/1985	300
Columbus	OH		432,110	386,553	None	None	432,110	386,553	818,663	210,670		5/27/2003	300
Columbus	OH		466,696	548,133	None	None	466,696	548,133	1,014,829	298,731		5/27/2003	300
Columbus	OH		337,679	272,484	None	None	337,679	272,484	610,163	133,971		9/17/2004	300
Columbus	OH		190,000	260,162	None	None	190,000	260,162	450,162	127,913		9/17/2004	300
Columbus	OH		371,429	278,734	None	None	371,429	278,734	650,163	137,044		9/17/2004	300
Cuyahoga Falls	OH		253,750	271,400	None	None	253,750	271,400	525,150	133,438		9/17/2004	300
Dayton	OH		70,000	324,538	None	None	70,000	324,538	394,538	324,538		10/31/1985	300
Dayton	OH		349,091	251,127	None	None	349,091	251,127	600,218	123,470		9/17/2004	300
Dublin	OH		437,887	428,046	None	None	437,887	428,046	865,933	233,284		5/27/2003	300
Fairfield	OH		323,408	235,024	44,232	3,330	323,408	282,586	605,994	206,062		9/17/1997	300
Fairlawn	OH		280,000	270,150	None	None	280,000	270,150	550,150	132,823		9/17/2004	300
Findlay	OH		283,515	397,004	None	16,801	283,515	413,805	697,320	303,490		12/24/1997	300
Hamilton	OH		252,608	413,279	None	None	252,608	413,279	665,887	323,043	3/31/1997	10/4/1996	300
Huber Heights	OH		282,000	449,381	None	None	282,000	449,381	731,381	358,755	12/3/1996	7/18/1996	300
Lima	OH		241,132	114,085	None	None	241,132	114,085	355,217	56,092		9/17/2004	300
Marion	OH		100,000	275,162	None	None	100,000	275,162	375,162	132,536		12/20/2004	300
Mason	OH		310,990	405,373	None	None	310,990	405,373	716,363	220,928		5/27/2003	300
Mount Vernon	OH		216,115	375,357	None	114	216,115	375,471	591,586	286,011		12/30/1997	300
Norwalk	OH		200,205	366,000	None	114	200,205	366,114	566,319	278,882		12/19/1997	300
Parma	OH		268,966	381,184	None	None	268,966	381,184	650,150	187,415		9/17/2004	300
Reynoldsburg	OH		267,750	497,371	None	None	267,750	497,371	765,121	244,541		9/15/2004	300
Reynoldsburg	OH		374,000	176,162	None	None	374,000	176,162	550,162	86,613		9/17/2004	300
Sandusky	OH		264,708	404,011	None	114	264,708	404,125	668,833	307,839		12/19/1997	300
Solon	OH		794,305	222,797	None	None	794,305	222,797	1,017,102	121,425		5/27/2003	300
Springboro	OH		191,911	522,902	None	None	191,911	522,902	714,813	413,805		3/7/1997	300
Springfield	OH		320,000	280,217	None	None	320,000	280,217	600,217	137,773		9/17/2004	300
Springfield	OH		189,091	136,127	None	None	189,091	136,127	325,218	66,928		9/17/2004	300
Stow	OH		310,000	415,150	None	None	310,000	415,150	725,150	204,115		9/17/2004	300
Toledo	OH		120,000	230,217	None	None	120,000	230,217	350,217	113,190		9/17/2004	300
Toledo	OH		250,000	175,217	None	None	250,000	175,217	425,217	86,148		9/17/2004	300
Toledo	OH		320,000	280,217	None	None	320,000	280,217	600,217	137,773		9/17/2004	300
Toledo	OH		250,000	530,217	None	None	250,000	530,217	780,217	260,690		9/17/2004	300
West Chester	OH		446,449	768,644	None	None	446,449	768,644	1,215,093	412,891	6/27/2003	3/11/2003	300
Willowick	OH		321,347	459,774	None	None	321,347	459,774	781,121	386,976		12/22/1995	300
Zanesville	OH		125,000	300,162	None	None	125,000	300,162	425,162	147,579		9/17/2004	300
Midwest City	OK		106,312	333,551	None	5	106,312	333,556	439,868	245,246	8/6/1998	8/8/1997	300
Tulsa	OK		133,648	249,702	None	None	133,648	249,702	383,350	92,806		9/4/2007	300
Portland	OR		251,499	345,952	None	58	251,499	346,010	597,509	197,232		9/26/2002	300
Salem	OR		337,711	253,855	None	58	337,711	253,913	591,624	148,543		5/14/2002	300
Bethel Park	PA		299,595	331,264	None	114	299,595	331,378	630,973	252,434		12/19/1997	300
Bethlehem	PA		275,328	389,067	None	172	275,328	389,239	664,567	296,517		12/19/1997	300
Bethlehem	PA		229,162	310,526	None	172	229,162	310,698	539,860	236,685		12/24/1997	300
Bridgeville	PA		275,000	375,150	None	None	275,000	375,150	650,150	184,448		9/17/2004	300
Coraopolis	PA		225,000	375,150	None	None	225,000	375,150	600,150	184,448		9/17/2004	300
Harrisburg	PA		131,529	220,317	(2,515)	None	129,014	220,317	349,331	128,882		5/14/2002	300
Monroeville	PA		275,000	250,150	None	None	275,000	250,150	525,150	122,990		9/17/2004	300
North Wales	PA		2,813,873	4,379,809	None	None	2,813,873	4,379,809	7,193,682	693,470		1/22/2013	300
Pittsburgh	PA		378,715	685,374	None	None	378,715	685,374	1,064,089	388,732	8/22/2002	1/17/2002	300
Pittsburgh	PA		219,938	408,466	None	None	219,938	408,466	628,404	214,445		11/3/2003	300
Pittsburgh	PA		175,000	300,150	None	None	175,000	300,150	475,150	147,573		9/17/2004	300
Pittsburgh	PA		243,750	406,400	None	None	243,750	406,400	650,150	199,813		9/17/2004	300
Pittsburgh	PA		208,333	416,817	None	None	208,333	416,817	625,150	204,934		9/17/2004	300
Pittsburgh	PA		121,429	303,721	None	None	121,429	303,721	425,150	149,329		9/17/2004	300
Warminster	PA		323,847	216,999	(3,929)	None	319,918	216,999	536,917	126,941		5/14/2002	300
Wexford	PA		284,375	240,775	None	None	284,375	240,775	525,150	118,381		9/17/2004	300
York	PA		249,436	347,424	None	172	249,436	347,596	597,032	264,794		12/30/1997	300
Charleston	SC		217,250	294,079	6,700	159	217,250	300,938	518,188	231,231	7/14/1997	3/13/1997	300
Columbia	SC		267,622	298,594	4,116	None	267,622	302,710	570,332	224,576	3/31/1998	11/5/1997	300
Greenville	SC		221,946	315,163	None	None	221,946	315,163	537,109	242,122	9/5/1997	3/31/1997	300
Lexington	SC		241,534	342,182	None	None	241,534	342,182	583,716	242,523		9/24/1998	300
North Charleston	SC		174,980	341,466	14,074	153	174,980	355,693	530,673	256,427	8/6/1998	3/12/1998	300
Sioux Falls	SD		48,833	91,572	None	None	48,833	91,572	140,405	34,034		9/4/2007	300
Antioch	TN		400,000	781,228	None	None	400,000	781,228	1,181,228	55,988		3/24/2015	300
Brentwood	TN		305,546	505,728	None	None	305,546	505,728	811,274	383,503	3/13/1998	5/28/1997	300
Columbia	TN		540,000	749,813	None	None	540,000	749,813	1,289,813	53,737		3/24/2015	300
Gallatin	TN		720,000	862,737	None	None	720,000	862,737	1,582,737	61,829		3/24/2015	300
Hendersonville	TN		175,764	327,096	None	None	175,764	327,096	502,860	182,629		1/21/2003	300
Hendersonville	TN		680,000	972,437	None	None	680,000	972,437	1,652,437	69,691		3/24/2015	300
Hermitage	TN		204,296	172,695	None	None	204,296	172,695	376,991	101,025		5/14/2002	300
Hermitage	TN		480,000	789,017	None	None	480,000	789,017	1,269,017	56,546		3/24/2015	300
Madison	TN		175,769	327,068	None	None	175,769	327,068	502,837	182,613		1/21/2003	300
Memphis	TN		108,094	217,079	None	None	108,094	217,079	325,173	126,989		5/14/2002	300
Memphis	TN		214,110	193,591	None	None	214,110	193,591	407,701	113,248		5/14/2002	300
Memphis	TN		215,017	216,794	None	None	215,017	216,794	431,811	126,102		6/27/2002	300
Mount Juliet	TN		540,000	929,909	None	None	540,000	929,909	1,469,909	66,643		3/24/2015	300
Murfreesboro	TN		150,411	215,528	None	None	150,411	215,528	365,939	126,082		5/14/2002	300
Murfreesboro	TN		563,164	814,275	None	None	563,164	814,275	1,377,439	58,356		3/24/2015	300
Murfreesboro	TN		550,000	851,709	None	None	550,000	851,709	1,401,709	61,039		3/24/2015	300
Nashville	TN		342,960	227,440	None	None	342,960	227,440	570,400	175,458		9/17/1997	300
Nashville	TN		600,000	752,612	None	None	600,000	752,612	1,352,612	53,937		3/24/2015	300
Nashville	TN		510,210	792,902	None	None	510,210	792,902	1,303,112	56,825		3/24/2015	300
Nashville	TN		568,793	822,413	None	None	568,793	822,413	1,391,206	58,940		3/24/2015	300
Smyrna	TN		560,000	874,142	None	None	560,000	874,142	1,434,142	62,647		3/24/2015	300
Carrollton	TX		174,284	98,623	None	None	174,284	98,623	272,907	57,692		5/14/2002	300
Carrollton	TX		177,041	199,088	None	None	177,041	199,088	376,129	116,465		5/14/2002	300
Copperas Cove	TX		820,000	1,069,475	None	None	820,000	1,069,475	1,889,475	16,042		8/9/2016	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dallas	TX		234,604	325,951	12,719	15,373	234,604	354,043	588,647	278,429	8/9/1996	2/19/1996	300
Fort Worth	TX		83,530	111,960	None	None	83,530	111,960	195,490	65,495		5/14/2002	300
Houston	TX		285,000	369,697	None	234	285,000	369,931	654,931	284,228	8/8/1997	8/8/1997	300
Houston	TX		2,350,000	1,115,798	None	None	2,350,000	1,115,798	3,465,798	31,614		4/5/2016	300
Humble	TX		257,169	325,652	None	None	257,169	325,652	582,821	190,504		5/14/2002	300
Killeen	TX		710,000	991,863	None	None	710,000	991,863	1,701,863	14,878		8/9/2016	300
Killeen	TX		210,000	1,596,000	None	None	210,000	1,596,000	1,806,000	23,940		8/9/2016	300
Lake Jackson	TX		197,170	256,376	None	None	197,170	256,376	453,546	149,978		5/14/2002	300
Lewisville	TX		199,942	324,736	None	None	199,942	324,736	524,678	264,659	8/2/1996	2/14/1996	300
Lewisville	TX		130,238	207,683	None	None	130,238	207,683	337,921	120,803		6/27/2002	300
Pflugerville	TX		410,000	1,356,656	None	None	410,000	1,356,656	1,766,656	20,350		8/9/2016	300
Temple	TX		530,000	1,453,900	None	None	530,000	1,453,900	1,983,900	21,809		8/9/2016	300
Waco	TX		232,105	431,053	None	None	232,105	431,053	663,158	117,103		3/25/2010	300
American Fork	UT		849,848	2,561,827	None	None	849,848	2,561,827	3,411,675	337,307		9/26/2013	300
Cottonwood Hghts	UT		720,000	1,734,194	None	None	720,000	1,734,194	2,454,194	31,794		7/20/2016	300
Draper	UT		1,220,000	1,574,521	None	None	1,220,000	1,574,521	2,794,521	28,866		7/20/2016	300
Layton	UT		390,000	1,575,711	None	None	390,000	1,575,711	1,965,711	128,683		12/16/2014	300
Park City	UT		780,000	1,082,808	None	None	780,000	1,082,808	1,862,808	88,429		12/16/2014	300
South Jordan	UT		1,620,150	1,879,850	None	None	1,620,150	1,879,850	3,500,000	241,247		10/15/2013	300
Richmond	VA		403,549	876,981	None	None	403,549	876,981	1,280,530	453,508	7/8/2004	10/17/2002	300
Roanoke	VA		349,628	322,545	None	153	349,628	322,698	672,326	245,830		12/19/1997	300
Warrenton	VA		186,723	241,173	None	None	186,723	241,173	427,896	141,083		5/14/2002	300
Bremerton	WA		261,172	373,080	None	2,621	261,172	375,701	636,873	302,558	3/19/1997	7/24/1996	300
Tacoma	WA		109,127	202,691	None	None	109,127	202,691	311,818	75,333		9/4/2007	300
Cudahy	WI		470,000	1,208,890	None	None	470,000	1,208,890	1,678,890	22,163		7/14/2016	300
Franklin	WI		1,090,000	2,175,218	None	None	1,090,000	2,175,218	3,265,218	39,879		7/14/2016	300
Menomonee Falls	WI		1,280,000	1,892,112	None	None	1,280,000	1,892,112	3,172,112	34,689		7/14/2016	300
Milwaukee	WI		173,005	499,244	None	None	173,005	499,244	672,249	420,197		12/22/1995	300
Milwaukee	WI		152,509	475,480	None	None	152,509	475,480	627,989	385,931		9/27/1996	300
Mount Pleasant	WI		184,002	114,167	None	None	184,002	114,167	298,169	66,786		5/14/2002	300
New Berlin	WI		188,491	466,268	55,866	507	188,491	522,641	711,132	397,494		12/22/1995	300
Oshkosh	WI		150,000	820,494	None	None	150,000	820,494	970,494	15,042		7/14/2016	300
West Milwaukee	WI		780,000	1,747,681	None	None	780,000	1,747,681	2,527,681	32,041		7/14/2016	300

Automotive tire services
Athens	AL		760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	572,461		11/22/2006	300
Auburn	AL		660,210	1,228,112	None	None	660,210	1,228,112	1,888,322	497,381		11/22/2006	300
Birmingham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	478,264		11/22/2006	300
Birmingham	AL		620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	467,161		11/22/2006	300
Daphne	AL		876,139	1,629,123	None	None	876,139	1,629,123	2,505,262	659,791		11/22/2006	300
Decatur	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	478,503		11/22/2006	300
Dothan	AL		455,651	565,343	None	None	455,651	565,343	1,020,994	184,296	10/17/2008	6/10/2008	300
Foley	AL		870,031	1,617,357	None	None	870,031	1,617,357	2,487,388	655,025		11/22/2006	300
Gardendale	AL		610,055	1,134,554	None	None	610,055	1,134,554	1,744,609	459,119		11/22/2006	300
Hoover	AL		504,396	938,299	None	None	504,396	938,299	1,442,695	380,007		11/22/2006	300
Huntsville	AL		499,843	929,863	None	None	499,843	929,863	1,429,706	376,591		11/22/2006	300
Huntsville	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	478,503		11/22/2006	300
Madison	AL		635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	478,516		11/22/2006	300
Mobile	AL		635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	478,503		11/22/2006	300
Mobile	AL		525,750	977,810	None	None	525,750	977,810	1,503,560	396,009		11/22/2006	300
Montgomery	AL		544,181	654,046	None	None	544,181	654,046	1,198,227	224,109		1/24/2008	300
Orange Beach	AL		630,244	1,172,036	None	None	630,244	1,172,036	1,802,280	474,671		11/22/2006	300
Pelham	AL		635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	478,264		11/22/2006	300
Phenix City	AL		630,244	1,172,024	None	None	630,244	1,172,024	1,802,268	474,666		11/22/2006	300
Benton	AR		976,474	2,016,354	None	None	976,474	2,016,354	2,992,828	319,256		1/22/2013	300
Tucson	AZ		178,297	396,004	None	None	178,297	396,004	574,301	396,004		1/19/1990	300
Arvada	CO		301,489	931,092	None	None	301,489	931,092	1,232,581	600,592	9/22/2000	11/18/1999	300
Aurora	CO		221,691	492,382	None	None	221,691	492,382	714,073	492,382		1/29/1990	300
Aurora	CO		353,283	1,135,051	None	411	353,283	1,135,462	1,488,745	717,040	1/3/2001	3/10/2000	300
Colorado Springs	CO		280,193	622,317	None	None	280,193	622,317	902,510	622,317		1/23/1990	300
Colorado Springs	CO		192,988	433,542	None	None	192,988	433,542	626,530	414,118		5/20/1993	300
Denver	CO		688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	745,260	1/10/2003	5/30/2002	300
Grand Junction	CO		1,121,415	2,315,649	None	None	1,121,415	2,315,649	3,437,064	366,645		1/22/2013	300
Westminster	CO		526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	694,567	1/12/2001	1/18/2000	300
Destin	FL		1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	778,645		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	478,314		11/22/2006	300
Fort Walton Beach	FL		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	478,314		11/22/2006	300
Lakeland	FL		500,000	645,402	None	None	500,000	645,402	1,145,402	472,408	6/4/1998	12/31/1997	300
Middleburg	FL		1,167,247	2,410,289	5,843	None	1,167,247	2,416,132	3,583,379	385,288		1/22/2013	300
Milton	FL		635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	478,360		11/22/2006	300
Niceville	FL		920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	693,203		11/22/2006	300
Orlando	FL		635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	478,332		11/22/2006	300
Orlando	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	474,666		11/22/2006	300
Oviedo	FL		971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	731,742		11/22/2006	300
Pace	FL		630,244	1,171,993	None	None	630,244	1,171,993	1,802,237	474,653		11/22/2006	300
Panama City	FL		635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	478,332		11/22/2006	300
Pensacola	FL		635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	478,326		11/22/2006	300
Pensacola	FL		588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	443,119		11/22/2006	300
Saint Cloud	FL		525,207	976,968	None	None	525,207	976,968	1,502,175	395,668		11/22/2006	300
Sanford	FL		630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	474,666		11/22/2006	300
Tallahassee	FL		419,902	781,405	None	None	419,902	781,405	1,201,307	316,465		11/22/2006	300
Tallahassee	FL		611,916	1,137,986	None	None	611,916	1,137,986	1,749,902	460,880		11/22/2006	300
Tampa	FL		427,395	472,030	None	None	427,395	472,030	899,425	345,528	6/10/1998	12/5/1997	300
Union Park	FL		1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	755,842		11/22/2006	300
Alpharetta	GA		630,244	1,171,870	None	None	630,244	1,171,870	1,802,114	474,603		11/22/2006	300
Atlanta	GA		55,840	258,889	16,005	14,141	55,840	289,035	344,875	280,562		11/27/1985	300
Canton	GA		1,010,000	1,352,903	None	None	1,010,000	1,352,903	2,362,903	137,545		6/30/2014	300
Columbus	GA		630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	474,651		11/22/2006	300
Conyers	GA		531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	694,093	3/28/2002	11/13/2001	300
Conyers	GA		635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	478,312		11/22/2006	300
Douglasville	GA		795,842	1,643,361	None	None	795,842	1,643,361	2,439,203	260,199		1/22/2013	300
Duluth	GA		638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	622,958		11/29/2003	300
Hiram	GA		635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	478,308		11/22/2006	300
Kennesaw	GA		519,903	967,180	None	None	519,903	967,180	1,487,083	391,704		11/22/2006	300
Kennesaw	GA		659,964	1,827,997	None	None	659,964	1,827,997	2,487,961	289,433		1/22/2013	300
Lawrenceville	GA		635,111	1,181,137	None	None	635,111	1,181,137	1,816,248	478,357		11/22/2006	300
Lilburn	GA		994,894	1,807,565	None	None	994,894	1,807,565	2,802,459	286,198		1/22/2013	300
Marietta	GA		500,293	930,657	None	None	500,293	930,657	1,430,950	376,912		11/22/2006	300
McDonough	GA		635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	478,314		11/22/2006	300
McDonough	GA		910,000	1,400,696	None	None	910,000	1,400,696	2,310,696	142,404		6/30/2014	300
Peachtree City	GA		625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	470,941		11/22/2006	300
Roswell	GA		515,617	959,138	None	None	515,617	959,138	1,474,755	388,447		11/22/2006	300
Sandy Springs	GA		586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	441,543		11/22/2006	300
Stockbridge	GA		632,128	1,175,478	None	None	632,128	1,175,478	1,807,606	476,064		11/22/2006	300
Aurora	IL		513,204	953,885	None	None	513,204	953,885	1,467,089	500,786		11/29/2003	300
Joliet	IL		452,267	840,716	None	None	452,267	840,716	1,292,983	441,372		11/29/2003	300
Lombard	IL		428,170	795,965	None	2,000	428,170	797,965	1,226,135	419,165		11/29/2003	300
Niles	IL		366,969	682,306	None	None	366,969	682,306	1,049,275	358,207		11/29/2003	300
Orland Park	IL		663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	646,922		11/29/2003	300
Round Lake Beach	IL		472,132	236,585	None	None	472,132	236,585	708,717	138,400		5/14/2002	300
Vernon Hills	IL		524,948	975,668	None	None	524,948	975,668	1,500,616	512,222		11/29/2003	300
West Dundee	IL		530,835	986,628	None	None	530,835	986,628	1,517,463	517,976		11/29/2003	300
Overland Park	KS		1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	1,074,706		11/29/2003	300
Wichita	KS		935,607	1,989,962	6,300	None	935,607	1,996,262	2,931,869	315,379		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Winchester	KY		355,474	929,177	20,045	22,464	355,474	971,686	1,327,160	706,882		6/30/1998	300
Baton Rouge	LA		1,158,316	2,391,847	None	None	1,158,316	2,391,847	3,550,163	378,709		1/22/2013	300
Allston	MA		576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	562,543		11/29/2003	300
Billerica	MA		399,043	462,240	None	172	399,043	462,412	861,455	364,473		4/2/1997	300
Shrewsbury	MA		721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	703,450		11/29/2003	300
Waltham	MA		338,955	630,279	None	None	338,955	630,279	969,234	330,893		11/29/2003	300
Weymouth	MA		752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	733,840		11/29/2003	300
Woburn	MA		676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	660,455		11/29/2003	300
Annapolis	MD		780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	761,697		11/29/2003	300
Bowie	MD		734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	716,605		11/29/2003	300
Capitol Heights	MD		701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	684,574		11/29/2003	300
Germantown	MD		808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	788,500		11/29/2003	300
Waldorf	MD		427,033	793,854	None	None	427,033	793,854	1,220,887	416,769		11/29/2003	300
Eagan	MN		902,443	845,536	None	None	902,443	845,536	1,747,979	621,494	6/19/1998	2/20/1998	300
Grandview	MO		347,150	711,024	None	None	347,150	711,024	1,058,174	520,266	8/20/1998	2/20/1998	300
Independence	MO		721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	703,406		11/29/2003	300
Lake Saint Louis	MO		1,222,303	2,019,908	57,356	None	1,222,303	2,077,264	3,299,567	320,416		1/22/2013	300
St. Louis	MO		386,112	717,856	None	None	386,112	717,856	1,103,968	376,870		11/29/2003	300
Charlotte	NC		508,100	457,295	None	None	508,100	457,295	965,395	249,226		5/27/2003	300
Charlotte	NC		181,662	338,164	None	None	181,662	338,164	519,826	177,532		11/29/2003	300
Clemmons	NC		630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	401,558		11/9/2007	300
Jamestown	NC		650,000	857,823	None	None	650,000	857,823	1,507,823	313,105		11/9/2007	300
Matthews	NC		489,063	909,052	None	None	489,063	909,052	1,398,115	477,248		11/29/2003	300
Omaha	NE		253,128	810,922	None	32	253,128	810,954	1,064,082	560,965	7/22/1999	3/4/1999	300
Manchester	NH		722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	704,880		11/29/2003	300
Newington	NH		690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	673,899		11/29/2003	300
Salem	NH		597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	583,302		11/29/2003	300
Deptford	NJ		619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	604,303		11/29/2003	300
Maple Shade	NJ		508,285	944,750	None	None	508,285	944,750	1,453,035	495,990		11/29/2003	300
Northfield	NJ		1,364,997	2,361,337	None	None	1,364,997	2,361,337	3,726,334	373,878		1/22/2013	300
Albuquerque	NM		1,210,015	2,498,602	None	None	1,210,015	2,498,602	3,708,617	395,612		1/22/2013	300
Akron	OH		242,133	450,467	None	None	242,133	450,467	692,600	236,491		11/29/2003	300
Cambridge	OH		103,368	192,760	None	None	103,368	192,760	296,128	101,195		11/29/2003	300
Canton	OH		337,161	626,948	None	None	337,161	626,948	964,109	329,144		11/29/2003	300
Cleveland	OH		582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	567,966		11/29/2003	300
Columbus	OH		385,878	717,422	None	None	385,878	717,422	1,103,300	376,643		11/29/2003	300
Edmond	OK		1,240,403	2,561,350	None	None	1,240,403	2,561,350	3,801,753	405,547		1/22/2013	300
Oklahoma City	OK		509,370	752,691	None	None	509,370	752,691	1,262,061	528,309	4/14/1999	9/24/1998	300
Oklahoma City	OK		1,127,056	2,327,297	14,950	None	1,127,056	2,342,247	3,469,303	368,644		1/22/2013	300
Owasso	OK		1,078,296	2,226,612	5,698	None	1,078,296	2,232,310	3,310,606	356,998		1/22/2013	300
Tulsa	OK		964,367	1,996,137	5,993	None	964,367	2,002,130	2,966,497	320,068		1/22/2013	300
Yukon	OK		1,173,070	2,422,313	10,243	None	1,173,070	2,432,556	3,605,626	389,244		1/22/2013	300
Greensburg	PA		594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	580,430		11/29/2003	300
Lancaster	PA		431,050	801,313	None	None	431,050	801,313	1,232,363	420,685		11/29/2003	300
Mechanicsburg	PA		455,854	847,377	None	None	455,854	847,377	1,303,231	444,869		11/29/2003	300
Monroeville	PA		723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	705,981		11/29/2003	300
Philadelphia	PA		334,939	622,821	None	None	334,939	622,821	957,760	326,977		11/29/2003	300
Pittsburgh	PA		384,756	715,339	None	None	384,756	715,339	1,100,095	375,549		11/29/2003	300
York	PA		389,291	723,760	None	None	389,291	723,760	1,113,051	379,970		11/29/2003	300
Columbia	SC		343,785	295,001	183,130	None	343,785	478,131	821,916	405,919	5/27/1997	2/7/1997	300
Sioux Falls	SD		332,979	498,108	None	None	332,979	498,108	831,087	366,124	6/1/1999	2/27/1998	300
Goodlettsville	TN		601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	586,685		11/29/2003	300
Hermitage	TN		560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	583,267	10/15/2001	5/9/2001	300
Allen	TX		1,162,614	2,400,722	46,748	None	1,162,614	2,447,470	3,610,084	392,386		1/22/2013	300
Arlington	TX		599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	584,980		11/29/2003	300
Austin	TX		185,454	411,899	None	None	185,454	411,899	597,353	411,899		2/6/1990	300
Austin	TX		710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	693,149		11/29/2003	300
Austin	TX		590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	576,483		11/29/2003	300
Austin	TX		569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	556,073		11/29/2003	300
Austin	TX		532,497	989,715	None	None	532,497	989,715	1,522,212	519,596		11/29/2003	300
Austin	TX		1,066,021	2,201,264	None	None	1,066,021	2,201,264	3,267,285	348,534		1/22/2013	300
Carrollton	TX		568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	554,603		11/29/2003	300
Conroe	TX		396,068	736,346	None	None	396,068	736,346	1,132,414	386,577		11/29/2003	300
Crowley	TX		1,103,218	2,278,074	None	None	1,103,218	2,278,074	3,381,292	360,695		1/22/2013	300
Dallas	TX		191,267	424,811	None	None	191,267	424,811	616,078	424,811		1/26/1990	300
Fort Worth	TX		543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	530,763		11/29/2003	300
Garland	TX		242,887	539,461	33,982	26,371	242,887	599,814	842,701	550,791		1/19/1990	300
Houston	TX		151,018	335,417	None	58	151,018	335,475	486,493	335,444		1/25/1990	300
Houston	TX		392,113	729,002	None	None	392,113	729,002	1,121,115	382,722		11/29/2003	300
Houston	TX		1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	1,005,031		11/29/2003	300
Houston	TX		619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	604,035		11/29/2003	300
Houston	TX		642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	626,844		11/29/2003	300
Houston	TX		872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	851,456		11/29/2003	300
Humble	TX		612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	597,515		11/29/2003	300
League City	TX		1,032,003	2,131,018	None	None	1,032,003	2,131,018	3,163,021	337,411		1/22/2013	300
Leon Valley	TX		178,221	395,834	None	None	178,221	395,834	574,055	395,834		1/17/1990	300
Leon Valley	TX		529,967	985,046	None	None	529,967	985,046	1,515,013	517,144		11/29/2003	300
Mesquite	TX		591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	577,162		11/29/2003	300
Pasadena	TX		107,391	238,519	None	58	107,391	238,577	345,968	238,546		1/24/1990	300
Pasedena	TX		147,535	274,521	10,646	11,252	147,535	296,419	443,954	205,160		12/31/1998	300
Pearland	TX		935,739	1,932,240	None	None	935,739	1,932,240	2,867,979	305,938		1/22/2013	300
Plano	TX		187,564	417,157	700	91	187,564	417,948	605,512	417,078		1/18/1990	300
Plano	TX		494,407	918,976	None	None	494,407	918,976	1,413,383	482,458		11/29/2003	300
Richardson	TX		555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	541,720		11/29/2003	300
Rockwall	TX		1,178,158	2,432,819	None	None	1,178,158	2,432,819	3,610,977	385,196		1/22/2013	300
San Antonio	TX		245,164	544,518	None	None	245,164	544,518	789,682	544,518		2/14/1990	300
San Antonio	TX		688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	671,454		11/29/2003	300
Stafford	TX		706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	689,528		11/29/2003	300
Waco	TX		401,999	747,362	None	None	401,999	747,362	1,149,361	392,361		11/29/2003	300
Weatherford	TX		971,317	2,005,706	None	None	971,317	2,005,706	2,977,023	317,570		1/22/2013	300
Webster	TX		600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	585,666		11/29/2003	300
Bountiful	UT		183,750	408,115	None	None	183,750	408,115	591,865	408,115		1/30/1990	300
Alexandria	VA		542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	529,633		11/29/2003	300
Alexandria	VA		592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	578,292		11/29/2003	300
Chesapeake	VA		770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	406,002		11/9/2007	300
Chester	VA		1,204,525	2,487,265	None	None	1,204,525	2,487,265	3,691,790	393,817		1/22/2013	300
Lynchburg	VA		342,751	637,329	None	None	342,751	637,329	980,080	334,594		11/29/2003	300
Virginia Beach	VA		780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	374,630		11/9/2007	300
Woodbridge	VA		774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	755,894		11/29/2003	300
Lakewood	WA		187,111	415,579	None	None	187,111	415,579	602,690	415,579		1/25/1990	300
Brown Deer	WI		257,408	802,141	None	None	257,408	802,141	1,059,549	578,941	12/15/1998	7/16/1998	300
Delafield	WI		324,574	772,702	None	None	324,574	772,702	1,097,276	533,797	7/29/1999	2/26/1999	300
Madison	WI		452,630	811,977	None	None	452,630	811,977	1,264,607	591,446	10/20/1998	4/7/1998	300
Milwaukee	WI		1,304,098	2,692,877	None	None	1,304,098	2,692,877	3,996,975	426,372		1/22/2013	300
Oak Creek	WI		420,465	852,408	None	None	420,465	852,408	1,272,873	620,897	8/7/1998	3/20/1998	300

Beverages
Calistoga	CA		12,677,285	2,750,715	None	None	12,677,285	2,750,715	15,428,000	735,409		6/25/2010	300
Calistoga	CA		5,445,030	21,154,970	None	None	5,445,030	21,154,970	26,600,000	5,535,550		6/25/2010	300
Calistoga	CA		6,039,131	1,576,869	None	None	6,039,131	1,576,869	7,616,000	412,614		6/25/2010	300
Calistoga	CA		4,988,527	1,999,473	None	None	4,988,527	1,999,473	6,988,000	526,115		6/25/2010	300
Calistoga	CA		8,146,907	2,067,093	None	None	8,146,907	2,067,093	10,214,000	540,889		6/25/2010	300
Calistoga	CA		12,675,172	4,907,828	None	None	12,675,172	4,907,828	17,583,000	1,286,995		6/25/2010	300
Calistoga	CA		45,184,528	10,437,472	None	None	45,184,528	10,437,472	55,622,000	2,738,437		6/25/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Calistoga	CA		10,630,191	5,580,929	None	None	10,630,191	5,580,929	16,211,120	1,350,265		12/15/2010	300
Calistoga	CA		6,860,862	524,117	None	None	6,860,862	524,117	7,384,979	105,697		12/15/2011	300
Napa	CA		6,000,000	25,000,000	None	None	6,000,000	25,000,000	31,000,000	6,541,667		6/25/2010	300
Napa	CA		11,253,989	2,846,011	None	None	11,253,989	2,846,011	14,100,000	750,545		6/25/2010	300
Napa	CA		17,590,091	5,898,149	None	None	17,590,091	5,898,149	23,488,240	1,609,240		6/25/2010	300
Napa	CA		23,471,336	6,589,664	None	None	23,471,336	6,589,664	30,061,000	1,734,721		6/25/2010	300
Napa	CA		10,777,485	390,515	None	None	10,777,485	390,515	11,168,000	105,125		9/17/2010	300
Napa	CA		4,675,262	298,928	None	None	4,675,262	298,928	4,974,190	72,241		12/15/2010	300
Paicines	CA		12,058,127	1,607,783	None	None	12,058,127	1,607,783	13,665,910	505,430		12/15/2010	300
Saint Helena	CA		15,254,700	4,150,300	None	None	15,254,700	4,150,300	19,405,000	1,105,846		6/25/2010	300
Shreveport	LA		1,320,003	8,130,438	None	147	1,320,003	8,130,585	9,450,588	1,856,597		4/22/2011	300

Book stores
Tampa	FL		998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	2,963,972		3/11/1997	300

Child care
Hoover	AL		63,800	295,791	58,263	16,414	63,800	370,468	434,268	319,121		10/31/1984	300
Avondale	AZ		242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	792,366	4/20/1999	7/28/1998	300
Chandler	AZ		291,720	647,923	None	None	291,720	647,923	939,643	647,923		12/11/1987	300
Chandler	AZ		271,695	603,446	9,758	19,469	271,695	632,673	904,368	626,919		12/14/1987	300
Mesa	AZ		308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	709,419	7/26/1999	1/13/1999	300
Phoenix	AZ		260,719	516,181	52,737	32,125	260,719	601,043	861,762	541,817		12/26/1990	300
Scottsdale	AZ		291,993	648,529	None	None	291,993	648,529	940,522	648,529		12/14/1987	300
Scottsdale	AZ		264,504	587,471	None	27,467	264,504	614,938	879,442	614,928		6/29/1990	300
Tempe	AZ		292,200	648,989	None	164	292,200	649,153	941,353	649,143		3/10/1988	300
Tucson	AZ		283,500	546,878	7,228	299	283,500	554,405	837,905	547,466		9/29/1988	300
Calabasas	CA		156,430	725,248	100,838	58,367	156,430	884,453	1,040,883	849,808		9/26/1985	300
Carmichael	CA		131,035	607,507	80,368	21,673	131,035	709,548	840,583	661,232		8/22/1986	300
Chino	CA		155,000	634,071	None	32,148	155,000	666,219	821,219	647,032		10/6/1983	180
Chula Vista	CA		350,563	778,614	None	43,353	350,563	821,967	1,172,530	821,967		10/30/1987	300
El Cajon	CA		157,804	731,621	2,540	44,802	157,804	778,963	936,767	777,746		12/19/1985	300
Escondido	CA		276,286	613,638	5,000	44,375	276,286	663,013	939,299	657,183		12/31/1987	300
Folsom	CA		281,563	625,363	None	None	281,563	625,363	906,926	625,363		10/23/1987	300
Gold River	CA		276,328	613,733	24,967	None	276,328	638,700	915,028	636,238		3/22/1989	300
Mission Viejo	CA		353,891	744,367	12,500	None	353,891	756,867	1,110,758	718,678		6/24/1993	300
Oceanside	CA		145,568	674,889	52,954	None	145,568	727,843	873,411	689,693		12/23/1985	300
Palmdale	CA		249,490	554,125	9,864	None	249,490	563,989	813,479	563,989		9/14/1988	300
Rancho Cucamonga	CA		471,733	1,047,739	273,383	170	471,733	1,321,292	1,793,025	1,119,649		12/30/1987	300
Simi Valley	CA		208,585	967,055	79,082	108	208,585	1,046,245	1,254,830	1,023,329		12/20/1985	300
Valencia	CA		301,295	669,185	70,470	46	301,295	739,701	1,040,996	718,924		6/23/1988	300
Walnut	CA		217,365	1,007,753	57,287	51,049	217,365	1,116,089	1,333,454	1,054,813		8/22/1986	300
Aurora	CO		287,000	637,440	20,313	18,188	287,000	675,941	962,941	657,629		12/31/1987	300
Broomfield	CO		155,306	344,941	25,000	82	155,306	370,023	525,329	367,707		3/15/1988	300
Colorado Springs	CO		58,400	271,217	25,000	82	58,400	296,299	354,699	292,311		12/22/1982	180
Fort Collins	CO		55,200	256,356	15,030	79	55,200	271,465	326,665	261,129		12/22/1982	180
Greenwood Village	CO		131,216	608,372	52,959	719	131,216	662,050	793,266	618,154		12/5/1986	300
Littleton	CO		161,617	358,956	None	82	161,617	359,038	520,655	359,038		12/10/1987	300
Longmont	CO		115,592	535,931	None	71	115,592	536,002	651,594	536,002		3/25/1986	300
Parker	CO		153,551	341,042	None	82	153,551	341,124	494,675	341,124		10/19/1987	300
Westminster	CO		306,387	695,737	170,091	11,233	306,387	877,061	1,183,448	722,546		9/27/1989	300
Bradenton	FL		160,060	355,501	25,000	79	160,060	380,580	540,640	377,640		5/5/1988	300
Clearwater	FL		42,223	269,380	None	79	42,223	269,459	311,682	269,459		12/22/1981	180
Jacksonville	FL		48,000	243,060	None	None	48,000	243,060	291,060	243,060		12/22/1981	180
Jacksonville	FL		184,800	410,447	22,872	None	184,800	433,319	618,119	429,319		3/30/1989	300
Margate	FL		66,686	309,183	None	None	66,686	309,183	375,869	309,183		12/16/1986	300
Melbourne	FL		256,439	549,345	None	79	256,439	549,424	805,863	525,208		4/16/1993	300
Niceville	FL		73,696	341,688	None	None	73,696	341,688	415,384	341,688		12/3/1986	300
Orlando	FL		68,001	313,922	None	140	68,001	314,062	382,063	313,966		9/4/1985	300
Orlando	FL		159,177	353,538	None	154	159,177	353,692	512,869	353,691		7/2/1987	300
Oviedo	FL		166,409	369,598	38,918	19,157	166,409	427,673	594,082	376,609		11/20/1987	300
Panama City	FL		69,500	244,314	82,701	None	69,500	327,015	396,515	291,296		6/15/1982	180
Pensacola	FL		147,000	326,492	20,000	None	147,000	346,492	493,492	338,804		3/28/1989	300
Royal Palm Beach	FL		194,193	431,309	25,000	None	194,193	456,309	650,502	450,337		11/15/1988	300
Saint Augustine	FL		44,800	213,040	23,090	None	44,800	236,130	280,930	228,443		12/22/1981	180
Sunrise	FL		245,000	533,280	92,266	153	245,000	625,699	870,699	595,450		5/25/1989	300
Tampa	FL		53,385	199,846	None	154	53,385	200,000	253,385	200,000		12/22/1981	180
Duluth	GA		310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	715,922	8/25/1999	6/7/1999	300
Ellenwood	GA		119,678	275,414	58,545	272	119,678	334,231	453,909	305,001		11/16/1988	300
Lawrenceville	GA		141,449	314,161	156,426	14,612	141,449	485,199	626,648	420,391		7/7/1988	300
Lithia Springs	GA		187,444	363,358	None	84	187,444	363,442	550,886	363,442		12/28/1989	300
Lithonia	GA		239,715	524,459	24,410	380	239,715	549,249	788,964	539,267		8/20/1991	300
Marietta	GA		148,620	330,090	25,000	None	148,620	355,090	503,710	352,654		9/16/1988	300
Marietta	GA		295,750	596,299	76,426	None	295,750	672,725	968,475	602,387		12/30/1988	300
Marietta	GA		301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	720,426		12/30/1988	300
Smyrna	GA		274,750	610,229	None	None	274,750	610,229	884,979	610,229		11/15/1988	300
Stockbridge	GA		168,700	374,688	85,264	5,382	168,700	465,334	634,034	414,601		3/28/1989	300
Cedar Rapids	IA		194,950	427,085	None	None	194,950	427,085	622,035	417,211		9/24/1992	300
Iowa City	IA		186,900	408,910	None	None	186,900	408,910	595,810	399,444		9/24/1992	300
Addison	IL		125,780	583,146	None	132	125,780	583,278	709,058	583,278		3/25/1986	300
Algonquin	IL		241,500	509,629	28,260	583	241,500	538,472	779,972	519,829		7/10/1990	300
Aurora	IL		165,679	398,738	105,300	21,963	165,679	526,001	691,680	438,312		12/21/1988	300
Aurora	IL		468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	858,940	10/26/1999	6/14/1999	300
Bartlett	IL		120,824	560,166	74,917	12,101	120,824	647,184	768,008	592,390		3/25/1986	300
Carol Stream	IL		122,831	586,416	None	132	122,831	586,548	709,379	586,548		3/25/1986	300
Crystal Lake	IL		400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	862,786	9/28/1999	5/14/1999	300
Glendale Heights	IL		318,500	707,399	None	None	318,500	707,399	1,025,899	707,399		11/16/1988	300
Hoffman Estates	IL		318,500	707,399	None	85	318,500	707,484	1,025,984	707,484		3/31/1989	300
Homer Glen	IL		189,477	442,018	None	655	189,477	442,673	632,150	442,127		10/29/1987	300
Lake In The Hills	IL		375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	772,537	9/3/1999	5/14/1999	300
Naperville	IL		425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	838,979	10/6/1999	5/19/1999	300
O’Fallon	IL		141,250	313,722	None	232	141,250	313,954	455,204	313,953		10/30/1987	300
Oswego	IL		380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	802,525	8/18/1999	6/30/1999	300
Palatine	IL		121,911	565,232	None	132	121,911	565,364	687,275	565,365		3/25/1986	300
Roselle	IL		297,541	561,037	None	None	297,541	561,037	858,578	561,037		12/30/1988	300
Schaumburg	IL		218,798	485,955	20,461	None	218,798	506,416	725,214	498,569		12/17/1987	300
Vernon Hills	IL		132,523	614,430	None	583	132,523	615,013	747,536	614,661		3/25/1986	300
Westmont	IL		124,742	578,330	77,621	24,741	124,742	680,692	805,434	611,396		3/25/1986	300
Fishers	IN		212,118	419,958	26,509	11,338	212,118	457,805	669,923	435,381		12/27/1990	300
Highland	IN		220,460	436,476	None	None	220,460	436,476	656,936	436,476		12/26/1990	300
Indianapolis	IN		245,000	544,153	None	None	245,000	544,153	789,153	544,153		6/29/1990	300
Lenexa	KS		318,500	707,399	98,590	127	318,500	806,116	1,124,616	734,462		3/31/1989	300
Olathe	KS		304,500	676,308	87,242	44	304,500	763,594	1,068,094	717,576		9/28/1988	300
Overland Park	KS		357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	771,364	7/23/1999	5/14/1999	300
Shawnee	KS		315,000	699,629	None	251	315,000	699,880	1,014,880	699,838		10/27/1988	300
Shawnee	KS		288,246	935,875	None	127	288,246	936,002	1,224,248	669,277	12/29/1998	8/24/1998	300
Wichita	KS		209,890	415,549	33,984	16,592	209,890	466,125	676,015	454,966		12/26/1990	300
Acton	MA		315,533	700,813	None	None	315,533	700,813	1,016,346	700,813		9/30/1988	300
Westborough	MA		359,412	773,877	63,037	22,260	359,412	859,174	1,218,586	818,593		11/1/1988	300
Ellicott City	MD		219,368	630,839	26,550	None	219,368	657,389	876,757	653,055		12/19/1988	300
Frederick	MD		203,352	1,017,109	None	2,874	203,352	1,019,983	1,223,335	753,041		7/6/1998	300
Olney	MD		342,500	760,701	4,400	41,272	342,500	806,373	1,148,873	797,101		12/18/1987	300
Waldorf	MD		130,430	604,702	None	385	130,430	605,087	735,517	604,998		9/26/1984	300
Waldorf	MD		237,207	526,844	None	172	237,207	527,016	764,223	527,015		12/31/1987	300
Canton	MI		55,000	378,848	2,913	304	55,000	382,065	437,065	381,071		10/6/1982	180

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Apple Valley	MN		113,523	526,319	87,374	13,814	113,523	627,507	741,030	547,722		3/26/1986	300
Brooklyn Park	MN		118,111	547,587	None	197	118,111	547,784	665,895	547,784		3/26/1986	300
Eden Prairie	MN		124,286	576,243	None	197	124,286	576,440	700,726	576,440		3/27/1986	300
Maple Grove	MN		313,250	660,149	None	288	313,250	660,437	973,687	660,268		7/11/1990	300
Plymouth	MN		134,221	622,350	None	197	134,221	622,547	756,768	622,547		12/12/1986	300
Saint Paul	MN		242,165	537,856	None	288	242,165	538,144	780,309	537,974		8/30/1990	300
Florissant	MO		318,500	707,399	102,410	256	318,500	810,065	1,128,565	750,744		3/30/1989	300
Gladstone	MO		294,000	652,987	66,064	2,763	294,000	721,814	1,015,814	659,548		9/29/1988	300
Kansas City	MO		307,784	910,401	None	None	307,784	910,401	1,218,185	656,485	9/28/1999	8/21/1998	300
Lee’s Summit	MO		239,627	532,220	97,856	15,958	239,627	646,034	885,661	538,763		9/27/1989	300
Lee’s Summit	MO		330,000	993,787	40,769	160	330,000	1,034,716	1,364,716	690,317	7/26/1999	6/17/1999	300
Lee’s Summit	MO		313,740	939,367	None	None	313,740	939,367	1,253,107	646,645	9/8/1999	6/30/1999	300
Jackson	MS		248,483	572,522	54,227	17,780	248,483	644,529	893,012	429,873		11/16/1999	300
Tupelo	MS		121,697	637,691	87,858	56	121,697	725,605	847,302	538,013		11/26/1996	300
Cary	NC		75,200	262,973	15,000	None	75,200	277,973	353,173	271,182		1/25/1984	180
Charlotte	NC		134,582	268,222	24,478	None	134,582	292,700	427,282	290,371		11/16/1988	300
Concord	NC		32,441	190,859	None	None	32,441	190,859	223,300	190,859		12/23/1981	180
Durham	NC		175,700	390,234	26,312	None	175,700	416,546	592,246	413,660		3/29/1989	300
Durham	NC		220,728	429,380	None	None	220,728	429,380	650,108	429,380		12/29/1989	300
Kernersville	NC		162,216	316,300	28,800	None	162,216	345,100	507,316	317,320		12/14/1989	300
Bellevue	NE		60,568	280,819	None	None	60,568	280,819	341,387	280,819		12/16/1986	300
Omaha	NE		60,500	280,491	None	32	60,500	280,523	341,023	280,520		8/1/1984	300
Omaha	NE		53,000	245,720	72,027	32	53,000	317,779	370,779	262,095		10/11/1984	300
Omaha	NE		142,867	317,315	None	32	142,867	317,347	460,214	317,344		12/9/1987	300
Londonderry	NH		335,467	745,082	86,581	11,802	335,467	843,465	1,178,932	786,086		8/18/1989	300
Las Vegas	NV		201,250	446,983	37,014	6,657	201,250	490,654	691,904	460,245		6/29/1990	300
Beavercreek	OH		179,552	398,786	None	None	179,552	398,786	578,338	398,786		6/30/1987	300
Centerville	OH		174,519	387,613	79,900	361	174,519	467,874	642,393	392,009		7/23/1987	300
Cincinnati	OH		170,778	379,305	None	85	170,778	379,390	550,168	379,389		9/28/1987	300
Dublin	OH		84,000	389,446	None	None	84,000	389,446	473,446	389,446		10/8/1985	300
Englewood	OH		74,000	343,083	None	85	74,000	343,168	417,168	343,168		10/23/1985	300
Huber Heights	OH		245,000	544,153	None	None	245,000	544,153	789,153	544,153		9/27/1990	300
Pickerington	OH		87,580	406,055	None	None	87,580	406,055	493,635	406,055		12/11/1986	300
Westerville	OH		82,000	380,173	None	None	82,000	380,173	462,173	380,173		10/8/1985	300
Broken Arrow	OK		78,705	220,434	None	None	78,705	220,434	299,139	220,434		1/27/1983	180
Midwest City	OK		67,800	314,338	None	None	67,800	314,338	382,138	314,338		8/14/1985	300
Oklahoma City	OK		50,800	214,474	None	None	50,800	214,474	265,274	214,474		6/15/1982	180
Oklahoma City	OK		79,000	366,261	17,659	None	79,000	383,920	462,920	383,921		11/14/1984	300
Yukon	OK		61,000	282,812	27,000	None	61,000	309,812	370,812	307,097		5/2/1985	300
Charleston	SC		140,700	312,498	25,000	153	140,700	337,651	478,351	334,092		3/28/1989	300
Columbia	SC		58,160	269,643	None	None	58,160	269,643	327,803	269,643		11/14/1984	300
Columbia	SC		160,831	313,600	None	None	160,831	313,600	474,431	313,600		12/14/1989	300
Goose Creek	SC		61,635	192,905	None	153	61,635	193,058	254,693	193,058		12/22/1981	180
North Charleston	SC		125,593	278,947	12,126	14,855	125,593	305,928	431,521	294,743		5/26/1988	300
Summerville	SC		44,400	174,500	None	153	44,400	174,653	219,053	174,653		12/22/1981	180
Memphis	TN		238,000	528,608	157,924	9,063	238,000	695,595	933,595	548,212		9/30/1988	300
Arlington	TX		241,500	550,559	45,046	242	241,500	595,847	837,347	587,031		9/22/1989	300
Austin	TX		88,872	222,684	54,562	281	88,872	277,527	366,399	263,921		1/12/1983	180
Austin	TX		134,383	623,103	2,379	21,981	134,383	647,463	781,846	635,059		12/23/1986	300
Austin	TX		191,636	425,629	15,530	None	191,636	441,159	632,795	441,159		12/22/1988	300
Austin	TX		217,878	483,913	148,301	9,167	217,878	641,381	859,259	543,194		6/22/1989	300
Bedford	TX		241,500	550,559	34,949	None	241,500	585,508	827,008	585,507		9/22/1989	300
Carrollton	TX		277,850	617,113	52,614	261	277,850	669,988	947,838	639,435		12/11/1987	300
Cedar Park	TX		168,857	375,036	5,200	139	168,857	380,375	549,232	380,375		11/21/1988	300
Colleyville	TX		250,000	1,070,360	None	102	250,000	1,070,462	1,320,462	736,894	8/17/1999	5/14/1999	300
Corinth	TX		285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	723,925	6/4/1999	5/19/1999	300
Euless	TX		234,111	519,962	None	None	234,111	519,962	754,073	519,962		5/8/1987	300
Flower Mound	TX		202,773	442,845	32,069	16,315	202,773	491,229	694,002	478,430		4/20/1987	300
Flower Mound	TX		281,735	1,099,726	46,581	31,678	281,735	1,177,985	1,459,720	803,296	4/23/1999	1/13/1999	300
Fort Worth	TX		85,518	396,495	54,750	12,923	85,518	464,168	549,686	426,394		12/3/1986	300
Fort Worth	TX		238,000	528,608	73,662	91	238,000	602,361	840,361	556,856		9/26/1988	300
Fort Worth	TX		216,160	427,962	None	54	216,160	428,016	644,176	428,015		2/7/1991	300
Grand Prairie	TX		167,164	371,276	58,206	16,456	167,164	445,938	613,102	432,931		12/13/1988	300
Houston	TX		139,125	308,997	19,128	286	139,125	328,411	467,536	327,793		5/22/1987	300
Houston	TX		149,109	323,314	27,979	245	149,109	351,538	500,647	335,903		6/26/1989	300
Houston	TX		294,582	919,276	None	None	294,582	919,276	1,213,858	654,267	1/11/1999	8/14/1998	300
Humble	TX		278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	715,814	7/19/1999	5/14/1999	300
Katy	TX		309,898	983,041	None	None	309,898	983,041	1,292,939	706,177	11/30/1998	8/21/1998	300
Lewisville	TX		192,777	428,121	47,371	95	192,777	475,587	668,364	449,005		1/7/1987	300
Mansfield	TX		181,375	402,839	46,878	83	181,375	449,800	631,175	436,602		12/20/1989	300
Mesquite	TX		85,000	394,079	16,984	91	85,000	411,154	496,154	404,118		10/24/1984	300
Mesquite	TX		139,466	326,525	60,455	680	139,466	387,660	527,126	353,833		10/8/1992	300
Plano	TX		261,912	581,658	52,751	159	261,912	634,568	896,480	609,402		1/6/1987	300
Plano	TX		250,514	556,399	33,978	425	250,514	590,802	841,316	572,666		12/10/1987	300
San Antonio	TX		130,833	606,596	43,050	22,373	130,833	672,019	802,852	634,945		3/24/1986	300
San Antonio	TX		102,512	475,288	54,593	16,961	102,512	546,842	649,354	499,632		12/3/1986	300
San Antonio	TX		81,530	378,007	None	None	81,530	378,007	459,537	378,007		12/11/1986	300
San Antonio	TX		181,412	402,923	None	139	181,412	403,062	584,474	403,063		7/7/1987	300
San Antonio	TX		234,500	520,831	None	139	234,500	520,970	755,470	520,970		12/29/1987	300
San Antonio	TX		217,000	481,967	32,529	None	217,000	514,496	731,496	514,496		10/14/1988	300
San Antonio	TX		182,868	406,155	18,940	None	182,868	425,095	607,963	425,095		12/6/1988	300
San Antonio	TX		220,500	447,108	None	None	220,500	447,108	667,608	447,108		3/30/1989	300
Sugar Land	TX		339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	698,943	5/30/1999	1/13/1999	300
Layton	UT		136,574	269,008	None	None	136,574	269,008	405,582	269,008		2/1/1990	300
Sandy	UT		168,089	373,330	None	None	168,089	373,330	541,419	373,330		2/1/1990	300
Centreville	VA		371,000	824,003	None	463	371,000	824,466	1,195,466	824,456		9/29/1989	300
Chesapeake	VA		190,050	422,107	24,568	None	190,050	446,675	636,725	443,585		3/28/1989	300
Glen Allen	VA		74,643	346,060	None	153	74,643	346,213	420,856	346,214		6/20/1984	300
Portsmouth	VA		171,575	381,073	24,932	None	171,575	406,005	577,580	402,954		12/21/1988	300
Virginia Beach	VA		69,080	320,270	29,024	None	69,080	349,294	418,374	335,096		11/15/1984	300
Federal Way	WA		150,785	699,101	None	107	150,785	699,208	849,993	699,207		12/17/1986	300
Federal Way	WA		261,943	581,782	27,500	107	261,943	609,389	871,332	605,401		11/21/1988	300
Kent	WA		128,300	539,141	None	None	128,300	539,141	667,441	539,141		6/3/1983	180
Kent	WA		140,763	678,809	36,500	None	140,763	715,309	856,072	715,309		12/17/1986	300
Kirkland	WA		301,000	668,534	None	107	301,000	668,641	969,641	668,641		3/31/1988	300
Puyallup	WA		195,552	434,327	27,000	107	195,552	461,434	656,986	457,860		12/6/1988	300
Redmond	WA		279,830	621,513	None	107	279,830	621,620	901,450	621,620		7/27/1987	300
Renton	WA		111,183	515,490	None	None	111,183	515,490	626,673	515,490		3/24/1986	300
Appleton	WI		196,000	424,038	None	409	196,000	424,447	620,447	424,426		7/10/1990	300
Waukesha	WI		233,100	461,500	None	211	233,100	461,711	694,811	461,690		12/13/1990	300
Waukesha	WI		215,950	427,546	None	409	215,950	427,955	643,905	427,933		12/13/1990	300

Consumer appliances
North Liberty	IA		6,395,970	19,385,806	None	None	6,395,970	19,385,806	25,781,776	2,192,442		1/22/2013	420
Greenville	OH		1,704,130	21,387,076	None	55	1,704,130	21,387,131	23,091,261	2,317,033		7/31/2012	300
Marion	OH		801,003	25,410,810	None	None	801,003	25,410,810	26,211,813	2,873,842		1/22/2013	420

Consumer electronics
Tampa	FL		401,874	933,768	103,336	32,053	401,874	1,069,157	1,471,031	843,540		12/23/1997	300
Smyrna	GA		1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	2,415,420		6/9/1997	300
Jackson	MI		550,162	571,590	None	210	550,162	571,800	1,121,962	408,895	1/15/1999	9/25/1998	300
Pineville	NC		567,864	840,284	37,249	153	567,864	877,686	1,445,550	632,511		12/31/1998	300
Albion	NY		170,589	317,424	100,000	7,680	170,589	425,104	595,693	231,329		3/31/1999	300
Wellsville	NY		161,331	300,231	75,000	5,760	161,331	380,991	542,322	214,364		3/31/1999	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Westbury	NY		6,333,590	3,952,773	350,880	None	6,333,590	4,303,653	10,637,243	3,147,656		9/29/1997	300
Austin	TX		3,630,000	5,083,734	None	None	3,630,000	5,083,734	8,713,734	482,955		8/19/2014	300
Fredericksburg	VA		2,060,000	3,900,193	None	None	2,060,000	3,900,193	5,960,193	32,502		10/31/2016	300

Consumer goods
West Branch	IA		969,797	19,896,576	125,814	706	969,797	20,023,096	20,992,893	3,443,030		9/20/2012	300
DeKalb	IL		3,507,503	50,808,610	None	None	3,507,503	50,808,610	54,316,113	5,746,212		1/22/2013	420
Loves Park	IL		1,010,778	10,068,142	None	None	1,010,778	10,068,142	11,078,920	1,138,659		1/22/2013	420
Rural Hall	NC		710,000	17,739,591	63,900	None	710,000	17,803,491	18,513,491	658,151		9/22/2015	420
Grantsville	UT		1,719,381	40,160,295	None	None	1,719,381	40,160,295	41,879,676	4,541,938		1/22/2013	420

Convenience stores
Daphne	AL		140,000	391,637	None	None	140,000	391,637	531,637	200,385		3/18/2004	300
Mobile	AL		190,000	301,637	None	None	190,000	301,637	491,637	154,335		3/18/2004	300
Mobile	AL		180,000	421,637	None	None	180,000	421,637	601,637	215,735		3/18/2004	300
North Little Rock	AR		1,138,381	2,112,637	1,500	None	1,138,381	2,114,137	3,252,518	320,979		3/29/2013	300
Florence	AZ		150,000	371,637	None	None	150,000	371,637	521,637	190,152		3/18/2004	300
Gilbert	AZ		680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	568,785		3/18/2004	300
Glendale	AZ		610,000	531,637	None	None	610,000	531,637	1,141,637	272,018		3/18/2004	300
Glendale	AZ		400,000	931,637	None	None	400,000	931,637	1,331,637	476,685		3/18/2004	300
Maricopa	AZ		170,000	361,637	None	None	170,000	361,637	531,637	185,035		3/18/2004	300
Mesa	AZ		560,000	821,637	None	None	560,000	821,637	1,381,637	420,402		3/18/2004	300
Mesa	AZ		750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	548,318		3/18/2004	300
Mesa	AZ		810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	543,202		3/18/2004	300
Mesa	AZ		890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	553,435		3/18/2004	300
Mesa	AZ		780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	548,318		3/18/2004	300
Mesa	AZ		900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	609,718		3/18/2004	300
Payson	AZ		210,000	351,637	None	None	210,000	351,637	561,637	179,918		3/18/2004	300
Payson	AZ		260,000	311,637	None	None	260,000	311,637	571,637	159,452		3/18/2004	300
Peoria	AZ		520,000	751,637	None	None	520,000	751,637	1,271,637	384,585		3/18/2004	300
Phoenix	AZ		440,000	511,637	None	None	440,000	511,637	951,637	261,785		3/18/2004	300
Phoenix	AZ		360,000	421,637	None	None	360,000	421,637	781,637	215,735		3/18/2004	300
Phoenix	AZ		710,000	591,637	None	None	710,000	591,637	1,301,637	302,718		3/18/2004	300
Phoenix	AZ		320,000	661,637	None	None	320,000	661,637	981,637	338,535		3/18/2004	300
Phoenix	AZ		450,000	651,637	None	None	450,000	651,637	1,101,637	333,418		3/18/2004	300
Phoenix	AZ		430,000	711,637	None	None	430,000	711,637	1,141,637	364,118		3/18/2004	300
Phoenix	AZ		730,000	931,637	None	None	730,000	931,637	1,661,637	476,685		3/18/2004	300
Phoenix	AZ		790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	538,085		3/18/2004	300
Pinetop	AZ		170,000	311,637	None	None	170,000	311,637	481,637	159,452		3/18/2004	300
Queen Creek	AZ		520,000	891,637	None	None	520,000	891,637	1,411,637	456,218		3/18/2004	300
Scottsdale	AZ		210,000	201,637	None	None	210,000	201,637	411,637	103,168		3/18/2004	300
Scottsdale	AZ		660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	527,852		3/18/2004	300
Sierra Vista	AZ		110,000	301,637	None	None	110,000	301,637	411,637	154,335		3/18/2004	300
Tempe	AZ		620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	548,318		3/18/2004	300
Tempe	AZ		270,000	461,637	None	None	270,000	461,637	731,637	236,202		3/18/2004	300
Tolleson	AZ		460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	630,185		3/18/2004	300
Tombstone	AZ		110,000	381,637	None	None	110,000	381,637	491,637	195,268		3/18/2004	300
Tucson	AZ		180,000	331,637	None	None	180,000	331,637	511,637	169,685		3/18/2004	300
Tucson	AZ		220,000	311,637	None	None	220,000	311,637	531,637	159,452		3/18/2004	300
Tucson	AZ		240,000	341,637	None	None	240,000	341,637	581,637	174,802		3/18/2004	300
Tucson	AZ		550,000	511,637	None	None	550,000	511,637	1,061,637	261,785		3/18/2004	300
Tucson	AZ		126,000	234,565	None	None	126,000	234,565	360,565	119,237		4/14/2004	300
Wellton	AZ		120,000	291,637	None	None	120,000	291,637	411,637	149,218		3/18/2004	300
Wickenburg	AZ		150,000	291,637	None	None	150,000	291,637	441,637	149,218		3/18/2004	300
Clovis	CA		775,775	1,564,225	None	None	775,775	1,564,225	2,340,000	2,107		12/21/2016	300
King City	CA		2,323,521	4,086,479	None	None	2,323,521	4,086,479	6,410,000	6,311		12/21/2016	300
Lake Elsinore	CA		962,113	1,867,887	None	None	962,113	1,867,887	2,830,000	2,613		12/21/2016	300
Merced	CA		1,486,901	2,723,099	None	None	1,486,901	2,723,099	4,210,000	4,039		12/21/2016	300
Oakhurst	CA		1,589,577	2,890,423	None	None	1,589,577	2,890,423	4,480,000	4,317		12/21/2016	300
Richmond	CA		1,673,239	3,026,761	None	None	1,673,239	3,026,761	4,700,000	4,545		12/21/2016	300
Sacramento	CA		1,372,572	2,536,784	None	None	1,372,572	2,536,784	3,909,356	3,728		12/21/2016	300
San Jose	CA		2,034,507	3,615,493	None	None	2,034,507	3,615,493	5,650,000	5,526		12/21/2016	300
Sand City	CA		1,365,211	2,524,789	None	None	1,365,211	2,524,789	3,890,000	3,708		12/21/2016	300
Santa Cruz	CA		1,380,423	2,549,577	None	None	1,380,423	2,549,577	3,930,000	3,749		12/21/2016	300
Santa Cruz	CA		1,893,803	3,386,197	None	None	1,893,803	3,386,197	5,280,000	5,144		12/21/2016	300
Stockton	CA		785,819	1,580,594	None	None	785,819	1,580,594	2,366,413	2,134		12/21/2016	300
Aurora	CO		870,845	1,719,155	None	None	870,845	1,719,155	2,590,000	2,365		12/21/2016	300
Brighton	CO		711,127	1,458,873	None	None	711,127	1,458,873	2,170,000	1,931		12/21/2016	300
Colorado Springs	CO		1,103,650	2,048,135	1,500	None	1,103,650	2,049,635	3,153,285	311,196		3/29/2013	300
Colorado Springs	CO		867,042	1,712,958	None	None	867,042	1,712,958	2,580,000	2,355		12/21/2016	300
Colorado Springs	CO		876,608	1,728,547	None	None	876,608	1,728,547	2,605,155	2,381		12/21/2016	300
Colorado Springs	CO		1,102,095	2,096,006	None	None	1,102,095	2,096,006	3,198,101	2,993		12/21/2016	300
Henderson	CO		1,427,612	2,626,479	None	None	1,427,612	2,626,479	4,054,091	3,877		12/21/2016	300
Peyton	CO		1,595,490	2,900,058	None	None	1,595,490	2,900,058	4,495,548	4,333		12/21/2016	300
Vernon	CT		179,646	319,372	None	13	179,646	319,385	499,031	278,394		3/9/1995	300
Westbrook	CT		98,247	373,340	None	None	98,247	373,340	471,587	325,428		3/9/1995	300
Camden	DE		113,811	174,435	None	None	113,811	174,435	288,246	96,223		3/19/2003	300
Camden	DE		250,528	379,165	None	None	250,528	379,165	629,693	209,166		3/19/2003	300
Dewey	DE		147,465	224,665	None	None	147,465	224,665	372,130	123,933		3/19/2003	300
Dover	DE		278,804	421,707	None	None	278,804	421,707	700,511	232,635		3/19/2003	300
Dover	DE		367,137	554,207	None	None	367,137	554,207	921,344	305,730		3/19/2003	300
Dover	DE		367,425	554,884	None	None	367,425	554,884	922,309	306,104		3/19/2003	300
Felton	DE		307,260	464,391	None	None	307,260	464,391	771,651	256,182		3/19/2003	300
Greenwood	DE		632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	429,498		11/29/2007	300
Harrington	DE		563,812	849,220	None	None	563,812	849,220	1,413,032	468,479		3/19/2003	300
Milford	DE		310,049	468,575	None	None	310,049	468,575	778,624	258,490		3/19/2003	300
New Castle	DE		589,325	887,488	None	None	589,325	887,488	1,476,813	489,590		3/19/2003	300
Smyrna	DE		121,774	186,436	None	None	121,774	186,436	308,210	102,843		3/19/2003	300
Smyrna	DE		401,135	605,332	None	None	401,135	605,332	1,006,467	333,934		3/19/2003	300
Townsend	DE		241,416	365,749	None	None	241,416	365,749	607,165	201,764		3/19/2003	300
Wilmington	DE		280,682	424,525	None	None	280,682	424,525	705,207	234,189		3/19/2003	300
Apopka	FL		1,259,120	2,351,900	None	None	1,259,120	2,351,900	3,611,020	3,420		12/21/2016	300
Archer	FL		296,238	578,145	None	None	296,238	578,145	874,383	407,591		5/7/1999	300
Bradenton	FL		946,638	1,671,528	499	None	946,638	1,672,027	2,618,665	264,854		1/22/2013	300
Bradenton	FL		414,000	107,500	1,500	None	414,000	109,000	523,000	16,879		3/8/2013	300
Bushnell	FL		130,000	291,637	None	None	130,000	291,637	421,637	149,218		3/18/2004	300
Cape Coral	FL		1,135,901	2,151,099	None	None	1,135,901	2,151,099	3,287,000	3,085		12/21/2016	300
Cape Coral	FL		618,843	1,308,484	None	None	618,843	1,308,484	1,927,327	1,681		12/21/2016	300
Casselberry	FL		835,045	1,660,814	None	None	835,045	1,660,814	2,495,859	2,268		12/21/2016	300
Clearwater	FL		359,792	311,845	None	None	359,792	311,845	671,637	159,558		3/18/2004	300
Cocoa	FL		323,827	287,810	None	None	323,827	287,810	611,637	147,260		3/18/2004	300
Deerfield Beach	FL		2,256,641	3,977,489	None	None	2,256,641	3,977,489	6,234,130	6,129		12/21/2016	300
Deltona	FL		140,000	321,637	None	None	140,000	321,637	461,637	164,568		3/18/2004	300
Englewood	FL		270,000	331,637	None	None	270,000	331,637	601,637	169,685		3/18/2004	300
Estero	FL		638,291	1,340,178	None	None	638,291	1,340,178	1,978,469	1,734		12/21/2016	300
Fort Lauderdale	FL		1,245,803	2,330,197	None	None	1,245,803	2,330,197	3,576,000	3,384		12/21/2016	300
Fort Lauderdale	FL		2,160,296	3,820,482	None	None	2,160,296	3,820,482	5,980,778	5,867		12/21/2016	300
Fort Myers	FL		1,226,387	2,298,557	None	None	1,226,387	2,298,557	3,524,944	3,331		12/21/2016	300
Fort Myers	FL		876,598	1,728,531	None	None	876,598	1,728,531	2,605,129	2,381		12/21/2016	300
Fort Myers	FL		987,955	1,910,001	None	None	987,955	1,910,001	2,897,956	2,683		12/21/2016	300
Gainesville	FL		515,834	873,187	None	None	515,834	873,187	1,389,021	615,596		5/7/1999	300
Gainesville	FL		480,318	600,633	None	None	480,318	600,633	1,080,951	423,445		5/7/1999	300
Gainesville	FL		347,310	694,859	None	None	347,310	694,859	1,042,169	489,874		5/7/1999	300
Gainesville	FL		339,263	658,807	None	None	339,263	658,807	998,070	464,458		5/7/1999	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Gainesville	FL		351,921	552,557	None	None	351,921	552,557	904,478	389,551		5/7/1999	300
Gainesville	FL		500,032	850,291	None	None	500,032	850,291	1,350,323	599,454		5/7/1999	300
Homosassa Springs	FL		740,000	621,637	None	None	740,000	621,637	1,361,637	318,068		3/18/2004	300
Hudson	FL		300,000	351,637	None	None	300,000	351,637	651,637	179,918		3/18/2004	300
Intercession City	FL		161,776	319,861	None	None	161,776	319,861	481,637	163,660		3/18/2004	300
Jacksonville	FL		266,111	494,206	None	None	266,111	494,206	760,317	251,221		4/1/2004	300
Jupiter	FL		2,110,993	3,740,136	None	None	2,110,993	3,740,136	5,851,129	5,734		12/21/2016	300
Jupiter	FL		1,788,923	3,215,282	None	None	1,788,923	3,215,282	5,004,205	4,859		12/21/2016	300
Key West	FL		873,700	627,937	None	None	873,700	627,937	1,501,637	321,292		3/18/2004	300
Key West	FL		492,785	208,852	None	None	492,785	208,852	701,637	106,860		3/18/2004	300
Kissimmee	FL		802,394	1,607,606	None	None	802,394	1,607,606	2,410,000	2,179		12/21/2016	300
Kissimmee	FL		901,268	1,768,732	None	None	901,268	1,768,732	2,670,000	2,448		12/21/2016	300
Lake Mary	FL		1,527,924	2,789,949	None	None	1,527,924	2,789,949	4,317,873	4,150		12/21/2016	300
Lake Worth	FL		2,381,911	4,181,633	None	None	2,381,911	4,181,633	6,563,544	6,469		12/21/2016	300
Lakeland	FL		527,076	464,561	None	None	527,076	464,561	991,637	237,698		3/18/2004	300
Lakeland	FL		300,000	321,637	None	None	300,000	321,637	621,637	164,568		3/18/2004	300
Land O Lakes	FL		120,000	361,637	None	None	120,000	361,637	481,637	185,035		3/18/2004	300
Largo	FL		900,000	1,475,882	None	None	900,000	1,475,882	2,375,882	158,094	4/9/2014	8/13/2013	300
Lehigh Acres	FL		1,143,156	2,162,920	None	None	1,143,156	2,162,920	3,306,076	3,105		12/21/2016	300
Lutz	FL		480,000	421,637	None	None	480,000	421,637	901,637	215,735		3/18/2004	300
Miramar	FL		1,333,334	2,472,840	None	None	1,333,334	2,472,840	3,806,174	3,621		12/21/2016	300
Miramar	FL		2,131,924	3,774,246	None	None	2,131,924	3,774,246	5,906,170	5,790		12/21/2016	300
Moore Haven	FL		180,342	331,295	None	None	180,342	331,295	511,637	169,510		3/18/2004	300
Mount Dora	FL		1,423,518	2,513,578	751	None	1,423,518	2,514,329	3,937,847	398,277		1/22/2013	300
Naples	FL		150,000	301,637	None	None	150,000	301,637	451,637	154,335		3/18/2004	300
Naples	FL		620,000	381,637	None	None	620,000	381,637	1,001,637	195,268		3/18/2004	300
Naples	FL		1,060,375	2,028,018	None	None	1,060,375	2,028,018	3,088,393	2,880		12/21/2016	300
Naples	FL		2,457,156	4,304,254	None	None	2,457,156	4,304,254	6,761,410	6,674		12/21/2016	300
New Port Richey	FL		190,000	601,637	None	None	190,000	601,637	791,637	307,835		3/18/2004	300
North Fort Myers	FL		140,000	281,637	None	None	140,000	281,637	421,637	144,102		3/18/2004	300
Ocoee	FL		1,099,792	2,092,254	None	None	1,099,792	2,092,254	3,192,046	2,987		12/21/2016	300
Okeechobee	FL		195,075	346,562	None	None	195,075	346,562	541,637	177,322		3/18/2004	300
Orlando	FL		240,000	301,637	None	None	240,000	301,637	541,637	154,335		3/18/2004	300
Orlando	FL		1,019,155	1,960,845	None	None	1,019,155	1,960,845	2,980,000	2,768		12/21/2016	300
Orlando	FL		1,380,423	2,549,577	None	None	1,380,423	2,549,577	3,930,000	3,749		12/21/2016	300
Orlando	FL		1,680,279	3,038,233	None	None	1,680,279	3,038,233	4,718,512	4,564		12/21/2016	300
Orlando	FL		928,179	1,812,588	None	None	928,179	1,812,588	2,740,767	2,521		12/21/2016	300
Orlando	FL		569,316	1,227,773	None	None	569,316	1,227,773	1,797,089	1,546		12/21/2016	300
Orlando	FL		739,872	1,505,717	None	None	739,872	1,505,717	2,245,589	2,010		12/21/2016	300
Oviedo	FL		698,027	1,437,525	None	None	698,027	1,437,525	2,135,552	1,896		12/21/2016	300
Palm Bay	FL		230,880	300,757	None	None	230,880	300,757	531,637	153,885		3/18/2004	300
Palm Beach Gardns	FL		1,669,049	3,019,931	None	None	1,669,049	3,019,931	4,688,980	4,533		12/21/2016	300
Palm Harbor	FL		510,000	381,637	None	None	510,000	381,637	891,637	195,268		3/18/2004	300
Panama City	FL		210,000	431,637	None	None	210,000	431,637	641,637	220,852		3/18/2004	300
Pensacola	FL		168,000	312,727	None	None	168,000	312,727	480,727	158,967		4/14/2004	300
Plantation	FL		1,935,946	3,454,874	None	None	1,935,946	3,454,874	5,390,820	5,258		12/21/2016	300
Pompano Beach	FL		605,398	1,286,575	None	None	605,398	1,286,575	1,891,973	1,644		12/21/2016	300
Port Charlotte	FL		170,000	311,637	None	None	170,000	311,637	481,637	159,452		3/18/2004	300
Port Charlotte	FL		200,000	356,637	None	None	200,000	356,637	556,637	182,477		3/18/2004	300
Port Orange	FL		609,438	512,199	None	None	609,438	512,199	1,121,637	262,073		3/18/2004	300
Port Saint Lucie	FL		897,465	1,762,535	None	None	897,465	1,762,535	2,660,000	2,438		12/21/2016	300
Punta Gorda	FL		400,000	511,637	None	None	400,000	511,637	911,637	261,785		3/18/2004	300
Riverview	FL		1,930,000	1,423,752	None	None	1,930,000	1,423,752	3,353,752	178,194	8/30/2013	8/13/2012	300
Sanford	FL		1,440,027	2,646,711	None	None	1,440,027	2,646,711	4,086,738	3,911		12/21/2016	300
Sarasota	FL		1,447,403	2,658,731	None	None	1,447,403	2,658,731	4,106,134	3,931		12/21/2016	300
Stuart	FL		1,682,532	3,041,904	None	None	1,682,532	3,041,904	4,724,436	4,570		12/21/2016	300
Tallahassee	FL		600,000	341,637	None	None	600,000	341,637	941,637	174,802		3/18/2004	300
Tamarac	FL		1,316,246	2,444,994	None	None	1,316,246	2,444,994	3,761,240	3,575		12/21/2016	300
Tampa	FL		300,000	301,637	None	None	300,000	301,637	601,637	154,335		3/18/2004	300
Tampa	FL		380,000	361,637	None	None	380,000	361,637	741,637	185,035		3/18/2004	300
Tampa	FL		320,000	591,637	None	None	320,000	591,637	911,637	302,718		3/18/2004	300
Webster	FL		640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	548,318		3/18/2004	300
West Palm Beach	FL		810,656	1,621,069	None	None	810,656	1,621,069	2,431,725	2,202		12/21/2016	300
Winter Springs	FL		150,000	291,637	None	None	150,000	291,637	441,637	149,218		3/18/2004	300
Augusta	GA		620,000	383,232	None	None	620,000	383,232	1,003,232	267,618		7/22/1999	300
Augusta	GA		540,000	337,853	None	None	540,000	337,853	877,853	235,930		7/22/1999	300
Augusta	GA		510,000	392,929	None	None	510,000	392,929	902,929	274,391		7/22/1999	300
Augusta	GA		180,000	422,020	None	None	180,000	422,020	602,020	294,707		7/22/1999	300
Augusta	GA		260,000	392,171	None	None	260,000	392,171	652,171	273,863		7/22/1999	300
Augusta	GA		240,000	451,637	None	None	240,000	451,637	691,637	231,085		3/18/2004	300
Calhoun	GA		122,500	228,742	None	None	122,500	228,742	351,242	120,846		10/16/2003	300
Calhoun	GA		262,500	488,742	None	None	262,500	488,742	751,242	258,212		10/16/2003	300
Cartersville	GA		262,500	488,742	None	None	262,500	488,742	751,242	258,212		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	138,016		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	138,016		10/16/2003	300
Chatsworth	GA		140,000	261,242	None	None	140,000	261,242	401,242	138,016		10/16/2003	300
Chickamauga	GA		181,731	338,742	None	None	181,731	338,742	520,473	178,962		10/16/2003	300
Dalton	GA		171,500	319,742	None	None	171,500	319,742	491,242	168,924		10/16/2003	300
Dalton	GA		87,500	163,742	None	None	87,500	163,742	251,242	86,504		10/16/2003	300
Dalton	GA		485,650	903,162	None	None	485,650	903,162	1,388,812	477,164		10/16/2003	300
Dalton	GA		146,000	272,385	None	None	146,000	272,385	418,385	143,904		10/16/2003	300
Dalton	GA		420,000	781,242	None	None	420,000	781,242	1,201,242	412,750		10/16/2003	300
Dalton	GA		210,000	391,242	None	None	210,000	391,242	601,242	206,700		10/16/2003	300
Dalton	GA		332,500	618,742	None	None	332,500	618,742	951,242	326,896		10/16/2003	300
Dalton	GA		437,500	813,742	None	None	437,500	813,742	1,251,242	429,921		10/16/2003	300
Decatur	GA		529,383	532,429	None	296	529,383	532,725	1,062,108	416,403		6/27/1997	300
Decatur	GA		1,622,631	2,865,162	856	None	1,622,631	2,866,018	4,488,649	453,986		1/22/2013	300
Dunwoody	GA		545,462	724,254	None	296	545,462	724,550	1,270,012	566,338		6/27/1997	300
Flintstone	GA		157,500	293,742	None	None	157,500	293,742	451,242	155,187		10/16/2003	300
La Fayette	GA		122,500	228,742	None	None	122,500	228,742	351,242	120,846		10/16/2003	300
Lithonia	GA		386,784	776,436	None	None	386,784	776,436	1,163,220	606,857		6/27/1997	300
Mableton	GA		491,069	355,957	None	None	491,069	355,957	847,026	278,192		6/27/1997	300
Martinez	GA		450,000	402,777	None	None	450,000	402,777	852,777	281,268		7/22/1999	300
Martinez	GA		830,000	871,637	None	None	830,000	871,637	1,701,637	445,985		3/18/2004	300
Norcross	GA		384,162	651,273	None	None	384,162	651,273	1,035,435	509,018		6/27/1997	300
Ringgold	GA		234,500	1,168,914	(7,829)	None	226,671	1,168,914	1,395,585	566,347		10/16/2003	300
Ringgold	GA		385,000	716,242	(21,175)	None	363,825	716,242	1,080,067	378,408		10/16/2003	300
Ringgold	GA		482,251	896,851	None	None	482,251	896,851	1,379,102	473,830		10/16/2003	300
Rocky Face	GA		164,231	306,241	None	None	164,231	306,241	470,472	161,791		10/16/2003	300
Rome	GA		210,000	391,242	None	None	210,000	391,242	601,242	206,700		10/16/2003	300
Rome	GA		199,199	371,183	None	None	199,199	371,183	570,382	196,102		10/16/2003	300
Rome	GA		201,791	375,997	(22,030)	None	179,761	375,997	555,758	198,646		10/16/2003	300
Rome	GA		315,000	586,242	None	None	315,000	586,242	901,242	309,725		10/16/2003	300
Rossville	GA		157,500	293,742	None	None	157,500	293,742	451,242	155,187		10/16/2003	300
Summerville	GA		66,231	124,242	None	None	66,231	124,242	190,473	65,635		10/16/2003	300
Trenton	GA		129,231	241,242	None	None	129,231	241,242	370,473	127,450		10/16/2003	300
Adair	IA		779,853	1,377,027	411	None	779,853	1,377,438	2,157,291	218,190		1/22/2013	300
Neola	IA		784,675	1,385,540	414	None	784,675	1,385,954	2,170,629	219,539		1/22/2013	300
Belvidere	IL		768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	402,756		12/28/2009	300
Dekalb	IL		661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	346,864		12/28/2009	300
Godfrey	IL		374,586	733,190	None	None	374,586	733,190	1,107,776	573,046		6/27/1997	300
Granite City	IL		362,287	737,255	None	None	362,287	737,255	1,099,542	576,225		6/27/1997	300
Hartford	IL		599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	314,260		12/28/2009	300
Loves Park	IL		547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	368,991		12/20/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Loves Park	IL		760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	398,768		12/28/2009	300
Machesney Park	IL		562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	294,542		12/28/2009	300
Marengo	IL		501,948	930,688	1,500	None	501,948	932,188	1,434,136	263,194		12/28/2009	300
Monee	IL		671,759	1,394,719	None	None	671,759	1,394,719	2,066,478	1,825		12/21/2016	300
Rochelle	IL		607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	408,911		12/20/2007	300
Rockford	IL		463,050	858,450	1,500	None	463,050	859,950	1,323,000	242,847		12/28/2009	300
Rockford	IL		388,631	720,244	1,500	None	388,631	721,744	1,110,375	203,919		12/28/2009	300
Tuscola	IL		752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	394,861		12/28/2009	300
Albany	IN		427,437	794,632	2,000	None	427,437	796,632	1,224,069	307,847		5/25/2007	300
Alexandria	IN		139,219	259,369	None	None	139,219	259,369	398,588	99,854		5/25/2007	300
Anderson	IN		147,263	274,307	None	None	147,263	274,307	421,570	105,605		5/25/2007	300
Anderson	IN		283,430	527,190	2,000	None	283,430	529,190	812,620	204,881		5/25/2007	300
Elkhart	IN		495,914	922,471	1,500	None	495,914	923,971	1,419,885	356,585		5/25/2007	300
Frankfort	IN		208,666	388,345	2,000	None	208,666	390,345	599,011	151,426		5/25/2007	300
Greenwood	IN		173,250	323,022	None	None	173,250	323,022	496,272	124,360		5/25/2007	300
Hartford City	IN		250,310	465,702	2,000	None	250,310	467,702	718,012	181,208		5/25/2007	300
Indianapolis	IN		129,938	242,134	None	None	129,938	242,134	372,072	93,218		5/25/2007	300
Indianapolis	IN		269,294	500,939	1,500	None	269,294	502,439	771,733	194,296		5/25/2007	300
Indianapolis	IN		318,432	592,193	1,500	None	318,432	593,693	912,125	229,429		5/25/2007	300
Knox	IN		341,250	633,499	1,500	None	341,250	634,999	976,249	234,726		10/9/2007	300
Lafayette	IN		147,263	274,309	None	None	147,263	274,309	421,572	105,606		5/25/2007	300
Lafayette	IN		112,613	209,959	None	None	112,613	209,959	322,572	80,831		5/25/2007	300
Marion	IN		209,196	389,995	1,500	None	209,196	391,495	600,691	151,582		5/25/2007	300
Michigan City	IN		227,500	422,249	1,500	None	227,500	423,749	651,249	156,916		10/9/2007	300
Mishawaka	IN		123,983	231,743	2,000	None	123,983	233,743	357,726	91,134		5/25/2007	300
Morristown	IN		366,590	682,082	2,000	None	366,590	684,082	1,050,672	264,515		5/25/2007	300
Muncie	IN		103,950	193,870	None	None	103,950	193,870	297,820	74,637		5/25/2007	300
Muncie	IN		184,237	342,974	2,000	None	184,237	344,974	529,211	133,958		5/25/2007	300
New Albany	IN		181,459	289,353	None	None	181,459	289,353	470,812	252,220		3/3/1995	300
New Albany	IN		262,465	331,796	None	None	262,465	331,796	594,261	289,215		3/6/1995	300
New Castle	IN		138,600	258,672	None	None	138,600	258,672	397,272	99,585		5/25/2007	300
New Castle	IN		79,854	149,572	1,000	None	79,854	150,572	230,426	58,540		5/25/2007	300
New Castle	IN		203,941	380,019	1,500	None	203,941	381,519	585,460	147,741		5/25/2007	300
Richmond	IN		281,248	523,589	1,500	None	281,248	525,089	806,337	203,016		5/25/2007	300
Richmond	IN		255,908	476,528	2,000	None	255,908	478,528	734,436	185,377		5/25/2007	300
Rushville	IN		138,600	258,672	None	None	138,600	258,672	397,272	99,585		5/25/2007	300
Rushville	IN		121,275	226,497	None	None	121,275	226,497	347,772	87,198		5/25/2007	300
South Bend	IN		372,387	693,064	2,000	None	372,387	695,064	1,067,451	268,743		5/25/2007	300
Wabash	IN		430,437	800,871	2,000	None	430,437	802,871	1,233,308	310,249		5/25/2007	300
Wabash	IN		334,923	623,488	1,500	13	334,923	625,001	959,924	241,486		5/25/2007	300
Warsaw	IN		415,275	772,713	1,500	13	415,275	774,226	1,189,501	298,938		5/25/2007	300
West Lafayette	IN		1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	517,919		5/25/2007	300
Zionsville	IN		910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	653,305		5/25/2007	300
Berea	KY		252,077	360,815	None	None	252,077	360,815	612,892	314,511		3/8/1995	300
Elizabethtown	KY		286,106	286,106	None	484	286,106	286,590	572,696	249,636		3/3/1995	300
Lebanon	KY		158,052	316,105	None	153	158,052	316,258	474,310	275,691		3/3/1995	300
Louisville	KY		198,926	368,014	None	None	198,926	368,014	566,940	320,785		3/3/1995	300
Louisville	KY		216,849	605,697	None	None	216,849	605,697	822,546	497,548	6/18/1996	11/17/1995	300
Mount Washington	KY		327,245	479,593	None	None	327,245	479,593	806,838	386,104	12/6/1996	5/31/1996	300
Baton Rouge	LA		500,000	521,637	None	None	500,000	521,637	1,021,637	266,902		3/18/2004	300
Baton Rouge	LA		210,000	361,637	None	None	210,000	361,637	571,637	185,035		3/18/2004	300
Bossier City	LA		230,000	431,637	None	None	230,000	431,637	661,637	220,852		3/18/2004	300
Destrehan	LA		200,000	411,637	None	None	200,000	411,637	611,637	210,618		3/18/2004	300
Lafayette	LA		240,000	391,637	None	None	240,000	391,637	631,637	200,385		3/18/2004	300
Pineville	LA		170,000	371,637	None	None	170,000	371,637	541,637	190,152		3/18/2004	300
Shreveport	LA		192,500	358,227	None	None	192,500	358,227	550,727	182,096		4/14/2004	300
Amherst	MA		110,969	639,806	None	None	110,969	639,806	750,775	342,296		8/18/2003	300
North Reading	MA		574,601	756,174	None	None	574,601	756,174	1,330,775	404,553		8/18/2003	300
Seekonk	MA		298,354	268,518	None	None	298,354	268,518	566,872	234,058		3/3/1995	300
Berlin	MD		255,951	387,395	None	None	255,951	387,395	643,346	213,705		3/19/2003	300
Crisfield	MD		219,704	333,024	None	None	219,704	333,024	552,728	183,711		3/19/2003	300
Hebron	MD		376,251	567,844	None	None	376,251	567,844	944,095	313,253		3/19/2003	300
La Plata	MD		1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	1,556,122		8/6/2002	300
Laurel	MD		1,048,527	2,008,710	None	None	1,048,527	2,008,710	3,057,237	2,848		12/21/2016	300
Mechanicsville	MD		1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	1,664,047		6/27/2002	300
Millersville	MD		830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	1,568,362		6/27/2002	300
Breckenridge	MI		437,500	811,968	1,500	None	437,500	813,468	1,250,968	300,462		10/9/2007	300
Carson City	MI		262,500	486,468	2,000	None	262,500	488,468	750,968	181,032		10/9/2007	300
Charlevoix	MI		385,000	713,013	2,500	None	385,000	715,513	1,100,513	264,939		10/9/2007	300
Cheboygan	MI		280,000	518,013	2,500	None	280,000	520,513	800,513	193,114		10/9/2007	300
Clare	MI		306,250	567,718	2,000	None	306,250	569,718	875,968	210,960		10/9/2007	300
Clare	MI		229,250	426,218	500	None	229,250	426,718	655,968	157,453		10/9/2007	300
Comstock Park	MI		315,000	583,761	2,500	None	315,000	586,261	901,261	217,331		10/9/2007	300
Farwell	MI		437,500	811,468	2,000	None	437,500	813,468	1,250,968	300,741		10/9/2007	300
Flint	MI		194,492	476,504	None	139	194,492	476,643	671,135	401,197		12/21/1995	300
Gladwin	MI		140,000	259,013	1,500	None	140,000	260,513	400,513	96,791		10/9/2007	300
Grand Rapids	MI		437,500	812,261	1,500	None	437,500	813,761	1,251,261	300,570		10/9/2007	300
Kalamazoo	MI		238,000	442,249	1,000	None	238,000	443,249	681,249	163,820		10/9/2007	300
Kalkaska	MI		437,500	809,513	3,500	None	437,500	813,013	1,250,513	301,408		10/9/2007	300
Lake City	MI		115,500	213,513	1,500	None	115,500	215,013	330,513	80,032		10/9/2007	300
Lakeview	MI		96,250	177,718	2,000	None	96,250	179,718	275,968	67,310		10/9/2007	300
Mackinaw City	MI		455,000	844,513	1,000	None	455,000	845,513	1,300,513	311,987		10/9/2007	300
Mecosta	MI		122,500	227,468	1,000	None	122,500	228,468	350,968	84,709		10/9/2007	300
Midland	MI		437,500	811,013	2,000	None	437,500	813,013	1,250,513	300,573		10/9/2007	300
Mount Pleasant	MI		162,750	300,794	2,500	13	162,750	303,307	466,057	113,113		10/9/2007	300
Mount Pleasant	MI		463,750	860,718	1,500	None	463,750	862,218	1,325,968	318,419		10/9/2007	300
Mount Pleasant	MI		210,000	388,968	2,000	None	210,000	390,968	600,968	145,120		10/9/2007	300
Mount Pleasant	MI		437,500	810,968	2,500	None	437,500	813,468	1,250,968	301,019		10/9/2007	300
Mount Pleasant	MI		350,000	649,468	1,500	None	350,000	650,968	1,000,968	240,608		10/9/2007	300
Mount Pleasant	MI		175,000	324,468	1,500	None	175,000	325,968	500,968	120,900		10/9/2007	300
Petoskey	MI		490,000	909,513	1,000	None	490,000	910,513	1,400,513	335,929		10/9/2007	300
Prudenville	MI		133,000	245,013	2,500	None	133,000	247,513	380,513	92,559		10/9/2007	300
Saginaw	MI		262,500	486,513	1,500	None	262,500	488,013	750,513	180,587		10/9/2007	300
Standish	MI		92,750	171,263	1,500	None	92,750	172,763	265,513	64,469		10/9/2007	300
Traverse City	MI		210,000	389,002	2,000	None	210,000	391,002	601,002	145,132		10/9/2007	300
Walker	MI		586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	402,318		10/9/2007	300
Alexandria	MN		132,924	244,858	2,000	None	132,924	246,858	379,782	60,391		12/1/2010	300
Andover	MN		888,706	1,648,454	2,000	None	888,706	1,650,454	2,539,160	399,593		12/1/2010	300
Apple Valley	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	157,817		12/1/2010	300
Baxter	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	157,817		12/1/2010	300
Blaine	MN		767,270	1,422,929	2,000	None	767,270	1,424,929	2,192,199	345,091		12/1/2010	300
Bloomington	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	118,546		12/1/2010	300
Bloomington	MN		676,771	1,255,359	1,500	None	676,771	1,256,859	1,933,630	304,291		12/1/2010	300
Brainerd	MN		490,000	907,000	3,000	None	490,000	910,000	1,400,000	221,017		12/1/2010	300
Brooklyn Center	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	440,277		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Brooklyn Center	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Brooklyn Park	MN		830,336	1,540,052	2,000	None	830,336	1,542,052	2,372,388	373,396		12/1/2010	300
Brooklyn Park	MN		578,964	1,073,220	2,000	None	578,964	1,075,220	1,654,184	260,578		12/1/2010	300
Brooklyn Park	MN		750,697	1,391,651	2,500	None	750,697	1,394,151	2,144,848	202,706		5/1/2013	300
Burnsville	MN		615,240	1,141,089	1,500	None	615,240	1,142,589	1,757,829	276,676		12/1/2010	300
Burnsville	MN		515,298	954,981	2,000	None	515,298	956,981	1,472,279	232,004		12/1/2010	300
Burnsville	MN		350,000	648,000	2,000	None	350,000	650,000	1,000,000	157,817		12/1/2010	300
Burnsville	MN		932,558	1,729,892	2,000	None	932,558	1,731,892	2,664,450	419,274		12/1/2010	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Chaska	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Chaska	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	220,650		12/1/2010	300
Chaska	MN		410,797	760,408	2,500	None	410,797	762,908	1,173,705	111,176		5/1/2013	300
Columbia Heights	MN		673,068	1,248,483	1,500	None	673,068	1,249,983	1,923,051	302,629		12/1/2010	300
Coon Rapids	MN		490,000	908,000	2,000	None	490,000	910,000	1,400,000	220,650		12/1/2010	300
Cottage Grove	MN		805,888	1,494,650	2,000	None	805,888	1,496,650	2,302,538	362,424		12/1/2010	300
Crystal	MN		552,641	1,024,332	2,000	None	552,641	1,026,332	1,578,973	248,764		12/1/2010	300
Crystal	MN		740,518	1,373,248	2,000	None	740,518	1,375,248	2,115,766	333,085		12/1/2010	300
Eagan	MN		906,287	1,680,604	2,500	None	906,287	1,683,104	2,589,391	407,667		12/1/2010	300
Eagan	MN		699,277	1,296,658	2,000	None	699,277	1,298,658	1,997,935	314,576		12/1/2010	300
Eden Prairie	MN		947,702	1,758,519	1,500	None	947,702	1,760,019	2,707,721	425,888		12/1/2010	300
Eden Prairie	MN		485,526	899,690	2,000	None	485,526	901,690	1,387,216	218,642		12/1/2010	300
Edina	MN		568,893	1,054,516	2,000	None	568,893	1,056,516	1,625,409	256,058		12/1/2010	300
Elk River	MN		613,113	1,137,137	1,500	None	613,113	1,138,637	1,751,750	275,721		12/1/2010	300
Elk River	MN		456,850	846,435	2,000	None	456,850	848,435	1,305,285	205,772		12/1/2010	300
Excelsior	MN		262,500	485,500	2,000	None	262,500	487,500	750,000	118,546		12/1/2010	300
Falcon Heights	MN		494,415	916,199	2,000	None	494,415	918,199	1,412,614	222,631		12/1/2010	300
Farmington	MN		437,500	810,500	2,000	None	437,500	812,500	1,250,000	197,088		12/1/2010	300
Forest Lake	MN		398,985	739,473	1,500	None	398,985	740,973	1,139,958	179,618		12/1/2010	300
Fridley	MN		519,325	962,461	2,000	None	519,325	964,461	1,483,786	233,811		12/1/2010	300
Fridley	MN		706,295	1,309,691	2,000	None	706,295	1,311,691	2,017,986	317,725		12/1/2010	300
Fridley	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Golden Valley	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Ham Lake	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Hastings	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Inver Grove Heigh	MN		134,705	248,666	1,500	None	134,705	250,166	384,871	61,007		12/1/2010	300
Inver Grove Heigh	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Lakeville	MN		631,855	1,171,446	2,000	None	631,855	1,173,446	1,805,301	284,316		12/1/2010	300
Lakeville	MN		654,912	1,214,266	2,000	None	654,912	1,216,266	1,871,178	294,664		12/1/2010	300
Litchfield	MN		388,788	720,536	1,500	None	388,788	722,036	1,110,824	175,042		12/1/2010	300
Little Falls	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Long Lake	MN		808,543	1,499,579	2,000	None	808,543	1,501,579	2,310,122	363,615		12/1/2010	300
Maplewood	MN		931,427	1,728,293	1,500	None	931,427	1,729,793	2,661,220	418,583		12/1/2010	300
Maplewood	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Mendota Heights	MN		827,026	1,533,906	2,000	None	827,026	1,535,906	2,362,932	371,911		12/1/2010	300
Mendota Heights	MN		717,808	1,331,072	2,000	None	717,808	1,333,072	2,050,880	322,892		12/1/2010	300
Minneapolis	MN		967,640	1,795,045	2,000	None	967,640	1,797,045	2,764,685	435,019		12/1/2010	300
Minneapolis	MN		856,122	1,587,941	2,000	None	856,122	1,589,941	2,446,063	384,969		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Minneapolis	MN		938,237	1,740,440	2,000	None	938,237	1,742,440	2,680,677	421,823		12/1/2010	300
Minneapolis	MN		365,977	678,171	1,500	None	365,977	679,671	1,045,648	164,804		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Minneapolis	MN		738,535	1,370,064	1,500	None	738,535	1,371,564	2,110,099	332,011		12/1/2010	300
Minneapolis	MN		811,510	1,505,590	1,500	None	811,510	1,507,090	2,318,600	364,763		12/1/2010	300
Minneapolis	MN		539,242	999,450	2,000	None	539,242	1,001,450	1,540,692	242,750		12/1/2010	300
Minneapolis	MN		577,070	1,069,702	2,000	None	577,070	1,071,702	1,648,772	259,728		12/1/2010	300
Minneapolis	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Minneapolis	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Minneapolis	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Minneapolis	MN		350,000	648,500	1,500	None	350,000	650,000	1,000,000	157,633		12/1/2010	300
Minneapolis	MN		759,822	1,409,597	1,500	None	759,822	1,411,097	2,170,919	341,565		12/1/2010	300
Minnetonka	MN		582,162	1,079,158	2,000	None	582,162	1,081,158	1,663,320	157,211		5/1/2013	300
Monticello	MN		589,643	1,093,051	2,000	None	589,643	1,095,051	1,684,694	265,371		12/1/2010	300
Mounds View	MN		743,926	1,379,578	2,000	None	743,926	1,381,578	2,125,504	334,615		12/1/2010	300
New Brighton	MN		585,039	1,085,002	1,500	None	585,039	1,086,502	1,671,541	263,121		12/1/2010	300
New Hope	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Newport	MN		967,228	1,794,280	2,000	None	967,228	1,796,280	2,763,508	434,834		12/1/2010	300
Oak Park Heights	MN		635,158	1,177,579	2,000	None	635,158	1,179,579	1,814,737	285,798		12/1/2010	300
Pine City	MN		644,412	1,194,265	2,500	None	644,412	1,196,765	1,841,177	290,135		12/1/2010	300
Princeton	MN		546,257	1,012,476	2,000	None	546,257	1,014,476	1,560,733	245,898		12/1/2010	300
Ramsey	MN		650,205	1,205,523	2,000	None	650,205	1,207,523	1,857,728	292,551		12/1/2010	300
Richfield	MN		630,540	1,169,003	2,000	None	630,540	1,171,003	1,801,543	283,726		12/1/2010	300
Richfield	MN		678,216	1,257,543	2,000	None	678,216	1,259,543	1,937,759	305,123		12/1/2010	300
Richfield	MN		436,919	809,921	1,500	None	436,919	811,421	1,248,340	196,643		12/1/2010	300
Richfield	MN		839,497	1,557,065	2,000	None	839,497	1,559,065	2,398,562	377,507		12/1/2010	300
Rogers	MN		781,303	1,448,991	2,000	None	781,303	1,450,991	2,232,294	351,390		12/1/2010	300
Roseville	MN		403,786	748,387	1,500	None	403,786	749,887	1,153,673	181,773		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Roseville	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Saint Cloud	MN		786,129	1,458,454	1,500	None	786,129	1,459,954	2,246,083	353,372		12/1/2010	300
Saint Cloud	MN		175,000	322,000	3,000	None	175,000	325,000	500,000	79,642		12/1/2010	300
Saint Cloud	MN		677,052	1,255,383	2,000	None	677,052	1,257,383	1,934,435	304,601		12/1/2010	300
Saint Michael	MN		561,604	1,040,480	2,500	None	561,604	1,042,980	1,604,584	252,970		12/1/2010	300
Saint Paul	MN		808,755	1,500,473	1,500	None	808,755	1,501,973	2,310,728	363,527		12/1/2010	300
Saint Paul	MN		418,774	776,223	1,500	None	418,774	777,723	1,196,497	188,500		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Saint Paul	MN		832,144	1,543,409	2,000	None	832,144	1,545,409	2,377,553	374,207		12/1/2010	300
Saint Paul	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	440,277		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	440,277		12/1/2010	300
Saint Paul	MN		576,820	1,069,736	1,500	None	576,820	1,071,236	1,648,056	259,432		12/1/2010	300
Saint Paul	MN		979,764	1,818,061	1,500	None	979,764	1,819,561	2,799,325	440,277		12/1/2010	300
Saint Paul	MN		531,091	984,311	2,000	None	531,091	986,311	1,517,402	239,092		12/1/2010	300
Saint Paul	MN		592,617	1,099,075	1,500	None	592,617	1,100,575	1,693,192	266,522		12/1/2010	300
Saint Paul	MN		739,277	1,371,444	1,500	None	739,277	1,372,944	2,112,221	332,345		12/1/2010	300
Saint Paul	MN		788,752	1,463,324	1,500	None	788,752	1,464,824	2,253,576	354,549		12/1/2010	300
Saint Paul	MN		950,678	1,764,046	1,500	None	950,678	1,765,546	2,716,224	427,224		12/1/2010	300
Saint Paul	MN		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Saint Paul	MN		262,500	486,000	1,500	None	262,500	487,500	750,000	118,363		12/1/2010	300
Saint Paul	MN		541,547	1,004,231	1,500	None	541,547	1,005,731	1,547,278	243,602		12/1/2010	300
Saint Paul	MN		827,608	1,535,987	1,000	None	827,608	1,536,987	2,364,595	371,805		12/1/2010	300
Saint Paul	MN		789,790	1,464,752	2,000	None	789,790	1,466,752	2,256,542	355,198		12/1/2010	300
Saint Paul	MN		648,354	1,202,586	1,500	None	648,354	1,204,086	1,852,440	174,925		5/1/2013	300
Saint Paul Park	MN		1,925,000	3,575,000	None	None	1,925,000	3,575,000	5,500,000	863,958		12/1/2010	300
Sauk Rapids	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Savage	MN		605,220	1,122,481	1,500	None	605,220	1,123,981	1,729,201	272,179		12/1/2010	300
Savage	MN		569,195	1,055,575	1,500	None	569,195	1,057,075	1,626,270	256,010		12/1/2010	300
Savage	MN		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Shakopee	MN		522,391	966,156	4,000	None	522,391	970,156	1,492,547	235,921		12/1/2010	300
Shakopee	MN		477,517	883,817	3,000	None	477,517	886,817	1,364,334	215,414		12/1/2010	300
Shakopee	MN		688,324	1,276,317	2,000	None	688,324	1,278,317	1,966,641	309,660		12/1/2010	300
Shakopee	MN		783,764	1,454,062	1,500	None	783,764	1,455,562	2,239,326	352,311		12/1/2010	300
Vadnais Heights	MN		931,400	1,727,742	2,000	None	931,400	1,729,742	2,661,142	418,754		12/1/2010	300
White Bear Lake	MN		943,945	1,751,040	2,000	None	943,945	1,753,040	2,696,985	424,385		12/1/2010	300
White Bear Lake	MN		860,523	1,596,113	2,000	None	860,523	1,598,113	2,458,636	386,944		12/1/2010	300
Woodbury	MN		962,500	1,786,000	1,500	None	962,500	1,787,500	2,750,000	432,529		12/1/2010	300
Zimmerman	MN		979,764	1,817,561	2,000	None	979,764	1,819,561	2,799,325	440,461		12/1/2010	300
Bolivar	MO		712,586	1,258,249	376	None	712,586	1,258,625	1,971,211	199,370		1/22/2013	300
Bolivar	MO		734,876	1,297,609	388	None	734,876	1,297,997	2,032,873	205,607		1/22/2013	300
Fair Grove	MO		331,197	584,812	130,479	127	331,197	715,418	1,046,615	116,227		1/22/2013	300
Hollister	MO		660,909	1,167,001	349	None	660,909	1,167,350	1,828,259	184,912		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Monett	MO		493,610	871,592	260	None	493,610	871,852	1,365,462	138,104		1/22/2013	300
Springfield	MO		471,920	833,292	249	None	471,920	833,541	1,305,461	132,036		1/22/2013	300
Springfield	MO		794,438	1,402,780	419	None	794,438	1,403,199	2,197,637	222,271		1/22/2013	300
Springfield	MO		805,817	1,422,872	425	None	805,817	1,423,297	2,229,114	225,455		1/22/2013	300
Springfield	MO		600,117	1,059,657	317	None	600,117	1,059,974	1,660,091	167,903		1/22/2013	300
Springfield	MO		735,236	1,298,243	388	None	735,236	1,298,631	2,033,867	205,707		1/22/2013	300
Springfield	MO		782,041	1,380,889	413	None	782,041	1,381,302	2,163,343	218,802		1/22/2013	300
Springfield	MO		1,955,824	3,453,498	1,032	None	1,955,824	3,454,530	5,410,354	547,208		1/22/2013	300
Springfield	MO		839,527	1,482,396	443	None	839,527	1,482,839	2,322,366	234,886		1/22/2013	300
Waynesville	MO		511,912	903,909	270	None	511,912	904,179	1,416,091	143,225		1/22/2013	300
Brandon	MS		671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	575,970		6/30/2005	300
Flowood	MS		437,926	813,832	None	None	437,926	813,832	1,251,758	375,720		6/30/2005	300
Flowood	MS		399,972	743,347	None	None	399,972	743,347	1,143,319	343,179		6/30/2005	300
Jackson	MS		329,904	613,221	None	None	329,904	613,221	943,125	283,104		6/30/2005	300
Jackson	MS		540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	463,329		6/30/2005	300
Marion	MS		350,341	651,013	None	None	350,341	651,013	1,001,354	300,552		6/30/2005	300
Meridian	MS		437,926	813,671	None	None	437,926	813,671	1,251,597	375,645		6/30/2005	300
Meridian	MS		405,811	754,030	None	None	405,811	754,030	1,159,841	348,111		6/30/2005	300
Meridian	MS		145,975	271,478	None	None	145,975	271,478	417,453	125,333		6/30/2005	300
Meridian	MS		280,273	520,887	None	None	280,273	520,887	801,160	240,477		6/30/2005	300
Meridian	MS		321,146	596,794	None	None	321,146	596,794	917,940	273,531		7/19/2005	300
Newton	MS		467,121	867,891	None	None	467,121	867,891	1,335,012	400,677		6/30/2005	300
Pearl	MS		544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	467,084		6/30/2005	300
Philadelphia	MS		472,960	878,735	None	None	472,960	878,735	1,351,695	405,683		6/30/2005	300
Southaven	MS		310,000	641,637	None	None	310,000	641,637	951,637	328,302		3/18/2004	300
Terry	MS		583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	500,876		6/30/2005	300
Waveland	MS		180,000	331,637	None	None	180,000	331,637	511,637	169,685		3/18/2004	300
Archdale	NC		410,000	731,637	None	None	410,000	731,637	1,141,637	374,352		3/18/2004	300
Banner Elk	NC		386,993	718,861	2,000	None	386,993	720,861	1,107,854	254,548		3/27/2008	300
Banner Elk	NC		355,330	660,558	1,500	None	355,330	662,058	1,017,388	233,608		3/27/2008	300
Burgaw	NC		198,774	369,653	1,000	None	198,774	370,653	569,427	130,869		3/27/2008	300
Burgaw	NC		457,356	849,377	1,500	None	457,356	850,877	1,308,233	300,009		3/27/2008	300
Carolina Beach	NC		457,356	848,929	2,000	None	457,356	850,929	1,308,285	300,289		3/27/2008	300
Cary	NC		255,064	473,349	2,500	None	255,064	475,849	730,913	168,647		3/27/2008	300
Charlotte	NC		300,000	291,637	None	None	300,000	291,637	591,637	149,218		3/18/2004	300
Charlotte	NC		640,000	581,637	None	None	640,000	581,637	1,221,637	297,602		3/18/2004	300
Charlotte	NC		882,254	1,737,746	None	None	882,254	1,737,746	2,620,000	2,396		12/21/2016	300
Durham	NC		720,000	851,637	None	None	720,000	851,637	1,571,637	435,752		3/18/2004	300
Goldsboro	NC		460,000	740,625	None	None	460,000	740,625	1,200,625	472,742		1/25/2001	300
Hampstead	NC		562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	368,707		3/27/2008	300
Holly Ridge	NC		721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	472,364		3/27/2008	300
Hubert	NC		404,584	750,372	2,500	None	404,584	752,872	1,157,456	266,067		3/27/2008	300
Jacksonville	NC		180,000	371,637	None	None	180,000	371,637	551,637	190,152		3/18/2004	300
Jacksonville	NC		140,000	260,727	None	None	140,000	260,727	400,727	132,534		4/14/2004	300
Jacksonville	NC		351,812	653,367	1,500	None	351,812	654,867	1,006,679	231,079		3/27/2008	300
Kinston	NC		550,000	1,057,833	None	153	550,000	1,057,986	1,607,986	812,848		10/24/1997	300
Raleigh	NC		740,000	791,637	None	None	740,000	791,637	1,531,637	405,052		3/18/2004	300
Richlands	NC		492,537	914,735	1,500	None	492,537	916,235	1,408,772	322,993		3/27/2008	300
Richlands	NC		376,439	698,103	2,500	None	376,439	700,603	1,077,042	247,686		3/27/2008	300
Riegelwood	NC		-	452,416	1,500	None	-	453,916	453,916	169,963		3/27/2008	283
Roanoke Rapids	NC		834,223	1,551,226	480	50,351	834,223	1,602,057	2,436,280	636,737		11/1/2006	300
Roxboro	NC		243,112	368,107	None	None	243,112	368,107	611,219	203,065		3/19/2003	300
Shallotte	NC		492,537	914,766	1,500	None	492,537	916,266	1,408,803	323,004		3/27/2008	300
Southern Pines	NC		600,000	300,625	None	None	600,000	300,625	900,625	191,876		1/25/2001	300
Wallace	NC		-	175,408	2,000	None	-	177,408	177,408	86,218		3/27/2008	219
Wilmington	NC		527,718	979,145	2,500	None	527,718	981,645	1,509,363	346,519		3/27/2008	300
Wilmington	NC		351,812	653,930	1,000	None	351,812	654,930	1,006,742	230,839		3/27/2008	300
Wilmington	NC		474,946	881,640	2,000	None	474,946	883,640	1,358,586	311,792		3/27/2008	300
Wilmington	NC		-	351,366	2,000	None	-	353,366	353,366	219,739		3/27/2008	170
Wilmington	NC		364,126	676,287	1,500	None	364,126	677,787	1,041,913	239,139		3/27/2008	300
Wilmington	NC		439,765	817,271	1,000	None	439,765	818,271	1,258,036	288,281		3/27/2008	300
Wilmington	NC		-	804,196	1,500	None	-	805,696	805,696	284,120		3/27/2008	300
Wilmington	NC		386,993	718,788	1,500	None	386,993	720,288	1,107,281	254,085		3/27/2008	300
Wilmington	NC		527,718	979,102	2,500	None	527,718	981,602	1,509,320	346,504		3/27/2008	300
Wilmington	NC		334,222	620,284	2,000	None	334,222	622,284	956,506	219,882		3/27/2008	300
Wilmington	NC		334,222	620,751	1,500	None	334,222	622,251	956,473	219,609		3/27/2008	300
Winston Salem	NC		320,000	311,637	None	None	320,000	311,637	631,637	159,452		3/18/2004	300
Zebulon	NC		306,077	568,087	2,500	None	306,077	570,587	876,664	201,964		3/27/2008	300
Absecon	NJ		1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	1,477,742		6/27/2002	300
Mays Landing	NJ		1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	1,663,663		6/27/2002	300
Millville	NJ		953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	1,030,577		6/27/2002	300
Toms River	NJ		1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	1,367,942		6/27/2002	300
Toms River	NJ		982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	1,061,167		6/27/2002	300
Wall Township	NJ		1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	1,559,512		8/6/2002	300
Albuquerque	NM		200,000	271,637	None	None	200,000	271,637	471,637	138,985		3/18/2004	300
Amherst	NY		829,014	1,650,986	None	None	829,014	1,650,986	2,480,000	2,252		12/21/2016	300
Kingston	NY		257,763	456,042	None	None	257,763	456,042	713,805	395,996		4/6/1995	300
Rochester	NY		632,586	1,116,989	334	None	632,586	1,117,323	1,749,909	176,987		1/22/2013	300
Alliance	OH		454,440	841,460	2,500	None	454,440	843,960	1,298,400	221,807		6/22/2010	300
Atwater	OH		118,555	266,748	None	None	118,555	266,748	385,303	232,516		3/3/1995	300
Bellefontaine	OH		560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	371,259		2/29/2008	300
Bellefontaine	OH		455,000	845,610	1,500	None	455,000	847,110	1,302,110	301,506		2/29/2008	300
Columbus	OH		147,296	304,411	None	None	147,296	304,411	451,707	265,345		3/3/1995	300
Columbus	OH		273,085	471,693	13,088	None	273,085	484,781	757,866	403,279		12/21/1995	300
Cuyahoga Falls	OH		321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	623,935		3/3/1995	300
De Graff	OH		302,750	561,860	2,500	None	302,750	564,360	867,110	201,658		2/29/2008	300
Eaton	OH		164,588	306,934	None	None	164,588	306,934	471,522	118,166		5/25/2007	300
Galion	OH		138,981	327,597	None	None	138,981	327,597	466,578	285,556		3/6/1995	300
Jackson Center	OH		367,500	682,110	2,500	None	367,500	684,610	1,052,110	244,347		2/29/2008	300
Kenton	OH		140,000	261,462	1,000	None	140,000	262,462	402,462	88,413		8/29/2008	300
Marysville	OH		507,500	943,110	1,500	None	507,500	944,610	1,452,110	336,118		2/29/2008	300
Marysville	OH		700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	463,031		2/29/2008	300
Marysville	OH		350,000	650,610	1,500	None	350,000	652,110	1,002,110	232,281		2/29/2008	300
Perrysburg	OH		211,678	390,680	None	134	211,678	390,814	602,492	313,681	1/10/1996	9/1/1995	300
Russells Point	OH		546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	362,029		2/29/2008	300
Streetsboro	OH		402,988	533,349	None	114	402,988	533,463	936,451	400,125	1/27/1997	9/3/1996	300
Tiffin	OH		117,017	273,040	None	None	117,017	273,040	390,057	238,000		3/7/1995	300
Troy	OH		355,009	588,111	None	85	355,009	588,196	943,205	446,061	1/31/1997	6/27/1996	300
Wadsworth	OH		266,507	496,917	None	116	266,507	497,033	763,540	383,735	11/26/1996	7/1/1996	300
Edmond	OK	544,681	365,152	715,425	1,000	None	365,152	716,425	1,081,577	101,702		6/27/2013	300
Edmond	OK	454,910	352,862	692,398	2,000	None	352,862	694,398	1,047,260	98,790		6/27/2013	300
Edmond	OK	856,418	519,976	1,017,575	1,500	None	519,976	1,019,075	1,539,051	144,681		6/27/2013	300
Edmond	OK	1,435,403	962,803	1,886,389	1,000	None	962,803	1,887,389	2,850,192	267,588		6/27/2013	420
Midwest City	OK	604,624	405,372	794,228	1,000	None	405,372	795,228	1,200,600	112,866		6/27/2013	300
Midwest City	OK	663,965	445,188	872,239	1,000	None	445,188	873,239	1,318,427	123,917		6/27/2013	300
Moore	OK	457,500	306,341	600,193	2,000	None	306,341	602,193	908,534	85,727		6/27/2013	300
Moore	OK	440,160	294,864	577,709	1,500	None	294,864	579,209	874,073	82,367		6/27/2013	300
Norman	OK	357,463	248,874	487,810	2,000	None	248,874	489,810	738,684	69,806		6/27/2013	300
Norman	OK	481,067	390,000	521,739	2,000	None	390,000	523,739	913,739	74,613		6/27/2013	300
Norman	OK	741,775	470,199	920,644	2,000	None	470,199	922,644	1,392,843	131,125		6/27/2013	300
Norman	OK	1,040,929	697,964	1,367,492	1,500	None	697,964	1,368,992	2,066,956	194,253		6/27/2013	300
Norman	OK	244,009	163,252	319,845	1,500	None	163,252	321,345	484,597	45,836		6/27/2013	300
Oklahoma City	OK	706,752	453,873	888,815	2,000	None	453,873	890,815	1,344,688	126,615		6/27/2013	300
Oklahoma City	OK	776,271	520,386	1,019,567	1,500	None	520,386	1,021,067	1,541,453	144,964		6/27/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Oklahoma City	OK	612,873	410,750	804,762	1,500	None	410,750	806,262	1,217,012	114,533		6/27/2013	300
Oklahoma City	OK	628,833	421,459	825,743	1,500	None	421,459	827,243	1,248,702	117,505		6/27/2013	300
Oklahoma City	OK	228,063	166,843	327,194	2,000	None	166,843	329,194	496,037	47,053		6/27/2013	300
Oklahoma City	OK	637,261	426,956	836,510	2,000	None	426,956	838,510	1,265,466	119,206		6/27/2013	300
Oklahoma City	OK	627,179	456,873	895,930	2,000	None	456,873	897,930	1,354,803	127,623		6/27/2013	300
Oklahoma City	OK	345,167	220,000	510,953	2,500	None	220,000	513,453	733,453	73,260		6/27/2013	300
Oklahoma City	OK	514,142	344,347	674,656	2,000	None	344,347	676,656	1,021,003	96,276		6/27/2013	300
Oklahoma City	OK	244,009	178,588	350,229	2,000	None	178,588	352,229	530,817	50,316		6/27/2013	300
Oklahoma City	OK	299,838	200,554	392,926	2,000	None	200,554	394,926	595,480	56,365		6/27/2013	300
Oklahoma City	OK	677,738	479,805	940,620	1,000	None	479,805	941,620	1,421,425	133,604		6/27/2013	300
Oklahoma City	OK	579,464	388,491	761,152	1,000	None	388,491	762,152	1,150,643	108,180		6/27/2013	300
Oklahoma City	OK	661,812	514,604	1,009,798	1,000	None	514,604	1,010,798	1,525,402	143,405		6/27/2013	300
Oklahoma City	OK	914,085	612,698	1,200,429	2,000	None	612,698	1,202,429	1,815,127	170,761		6/27/2013	300
Oklahoma City	OK	331,511	221,963	434,876	1,500	None	221,963	436,376	658,339	62,132		6/27/2013	300
Oklahoma City	OK	491,498	306,360	599,729	1,000	None	306,360	600,729	907,089	85,312		6/27/2013	300
Oklahoma City	OK	425,198	180,000	616,260	2,000	None	180,000	618,260	798,260	88,003		6/27/2013	300
Oklahoma City	OK	638,778	440,000	827,361	2,000	None	440,000	829,361	1,269,361	117,909		6/27/2013	300
Oklahoma City	OK	575,459	411,910	807,611	1,000	None	411,910	808,611	1,220,521	114,762		6/27/2013	300
Oklahoma City	OK	760,776	471,600	923,140	1,500	None	471,600	924,640	1,396,240	131,303		6/27/2013	300
Oklahoma City	OK	620,761	481,598	945,011	1,000	None	481,598	946,011	1,427,609	134,227		6/27/2013	300
Oklahoma City	OK	422,259	275,094	538,804	1,500	None	275,094	540,304	815,398	76,856		6/27/2013	300
Oklahoma City	OK	604,145	404,894	793,287	1,500	None	404,894	794,787	1,199,681	112,907		6/27/2013	300
Tulsa	OK		126,545	508,266	None	None	126,545	508,266	634,811	397,253		6/27/1997	300
Yukon	OK	922,218	618,155	1,211,121	2,000	None	618,155	1,213,121	1,831,276	172,276		6/27/2013	300
Yukon	OK	591,063	390,000	696,726	1,500	None	390,000	698,226	1,088,226	99,228		6/27/2013	300
Yukon	OK	988,190	713,299	1,398,650	1,000	None	713,299	1,399,650	2,112,949	198,492		6/27/2013	300
Yukon	OK	1,213,232	813,732	1,594,318	1,000	None	813,732	1,595,318	2,409,050	226,212		6/27/2013	300
Gresham	OR		764,719	1,546,209	None	None	764,719	1,546,209	2,310,928	2,077		12/21/2016	300
Aliquippa	PA		226,195	452,631	None	None	226,195	452,631	678,826	234,612		1/29/2004	300
Allentown	PA		3,922,420	5,970,215	1,565	None	3,922,420	5,971,780	9,894,200	945,897		1/22/2013	300
Beaver	PA		95,626	223,368	None	None	95,626	223,368	318,994	115,777		1/29/2004	300
Beaver Falls	PA		92,207	230,758	None	None	92,207	230,758	322,965	119,607		1/29/2004	300
Bensalem	PA		569,763	387,611	None	None	569,763	387,611	957,374	211,242		5/29/2003	300
Downingtown	PA		1,722,222	576	None	None	1,722,222	576	1,722,798	318		2/25/2003	300
Mount Washington	PA		118,118	231,108	None	None	118,118	231,108	349,226	119,789		1/29/2004	300
Penndel	PA		739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	547,070		5/29/2003	300
Perryopolis	PA		148,953	134,299	None	None	148,953	134,299	283,252	69,609		1/29/2004	300
Philadelphia	PA		808,681	256,843	None	None	808,681	256,843	1,065,524	139,974		5/29/2003	300
Philadelphia	PA		425,928	167,147	None	None	425,928	167,147	593,075	91,090		5/29/2003	300
Philadelphia	PA		390,342	226,919	None	None	390,342	226,919	617,261	123,665		5/29/2003	300
Philadelphia	PA		541,792	236,049	None	None	541,792	236,049	777,841	128,641		5/29/2003	300
Philadelphia	PA		614,101	277,277	None	None	614,101	277,277	891,378	151,110		5/29/2003	300
Philadelphia	PA		1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	267,754		5/29/2003	300
Philadelphia	PA		935,672	448,426	None	None	935,672	448,426	1,384,098	244,387		5/29/2003	300
Philadelphia	PA		689,172	426,596	None	None	689,172	426,596	1,115,768	232,489		5/29/2003	300
Philadelphia	PA		349,294	134,485	None	None	349,294	134,485	483,779	73,289		5/29/2003	300
Pittsburgh	PA		497,668	320,170	None	None	497,668	320,170	817,838	165,953		1/29/2004	300
Pittsburgh	PA		296,277	287,540	None	None	296,277	287,540	583,817	149,039		1/29/2004	300
Pittsburgh	PA		395,417	474,741	None	None	395,417	474,741	870,158	246,072		1/29/2004	300
South Park	PA		252,247	436,182	None	None	252,247	436,182	688,429	226,046		1/29/2004	300
Southampton	PA		783,279	163,721	None	None	783,279	163,721	947,000	89,222		5/29/2003	300
Valencia	PA		440,565	278,492	None	None	440,565	278,492	719,057	144,350		1/29/2004	300
Verona	PA		1,254,411	-	None	None	1,254,411	-	1,254,411	-		1/29/2004	300
Willow Grove	PA		329,934	73,123	None	None	329,934	73,123	403,057	39,847		5/29/2003	300
Aiken	SC		400,000	402,665	None	None	400,000	402,665	802,665	281,190		7/22/1999	300
Aiken	SC		320,000	432,527	None	None	320,000	432,527	752,527	302,044		7/22/1999	300
Aiken	SC		330,000	472,679	None	None	330,000	472,679	802,679	330,083		7/22/1999	300
Aiken	SC		560,000	543,588	None	None	560,000	543,588	1,103,588	379,600		7/22/1999	300
Aiken	SC		360,000	542,982	None	None	360,000	542,982	902,982	379,178		7/22/1999	300
Aiken	SC		540,000	388,058	None	None	540,000	388,058	928,058	270,989		7/22/1999	300
Aiken	SC		250,000	251,770	None	None	250,000	251,770	501,770	175,817		7/22/1999	300
Beech Island	SC		330,000	481,637	None	None	330,000	481,637	811,637	246,435		3/18/2004	300
Belvedere	SC		490,000	463,080	None	None	490,000	463,080	953,080	323,380		7/22/1999	300
Bishopville	SC		191,738	356,130	1,500	None	191,738	357,630	549,368	126,550		3/27/2008	300
Bonneau	SC		128,411	239,191	1,500	None	128,411	240,691	369,102	85,427		3/27/2008	300
Camden	SC		269,136	499,897	1,500	None	269,136	501,397	770,533	177,108		3/27/2008	300
Columbia	SC		520,000	471,637	None	None	520,000	471,637	991,637	241,318		3/18/2004	300
Conway	SC		-	251,890	1,000	None	-	252,890	252,890	138,518		3/27/2008	193
Cordova	SC		137,207	255,025	2,000	None	137,207	257,025	394,232	91,433		3/27/2008	300
Eastover	SC		138,966	258,625	1,000	None	138,966	259,625	398,591	91,824		3/27/2008	300
Florence	SC		193,497	359,413	1,500	None	193,497	360,913	554,410	127,705		3/27/2008	300
Florence	SC		337,740	627,293	1,500	None	337,740	628,793	966,533	221,909		3/27/2008	300
Goose Creek	SC		150,000	241,637	None	None	150,000	241,637	391,637	123,635		3/18/2004	300
Greenville	SC		390,000	462,847	None	None	390,000	462,847	852,847	323,217		7/22/1999	300
Greenville	SC		300,000	402,392	None	None	300,000	402,392	702,392	281,000		7/22/1999	300
Greenville	SC		370,000	432,695	None	None	370,000	432,695	802,695	302,161		7/22/1999	300
Greenville	SC		620,000	483,604	None	None	620,000	483,604	1,103,604	337,711		7/22/1999	300
Greenville	SC		680,000	423,604	None	None	680,000	423,604	1,103,604	295,811		7/22/1999	300
Greer	SC		400,000	502,879	None	None	400,000	502,879	902,879	351,172		7/22/1999	300
Hemingway	SC		246,269	458,069	1,500	None	246,269	459,569	705,838	162,399		3/27/2008	300
Hilton Head	SC		500,000	691,637	None	None	500,000	691,637	1,191,637	353,885		3/18/2004	300
Hilton Head	SC		185,500	344,510	None	None	185,500	344,510	530,010	175,126		4/14/2004	300
Irmo	SC		690,000	461,637	None	None	690,000	461,637	1,151,637	236,202		3/18/2004	300
Jackson	SC		170,000	632,626	None	None	170,000	632,626	802,626	441,780		7/22/1999	300
Kingstree	SC		-	301,766	2,000	None	-	303,766	303,766	155,510		3/27/2008	207
Kingstree	SC		209,328	389,965	1,000	None	209,328	390,965	600,293	138,012		3/27/2008	300
Lake City	SC		202,292	376,398	1,500	None	202,292	377,898	580,190	133,678		3/27/2008	300
Lexington	SC		640,000	563,891	None	None	640,000	563,891	1,203,891	393,778		7/22/1999	300
Lexington	SC		540,000	563,588	None	None	540,000	563,588	1,103,588	393,567		7/22/1999	300
Lexington	SC		360,000	843,891	None	None	360,000	843,891	1,203,891	589,311		7/22/1999	300
Lugoff	SC		200,533	372,490	1,500	None	200,533	373,990	574,523	132,304		3/27/2008	300
Moncks Corner	SC		351,812	654,578	1,000	None	351,812	655,578	1,007,390	231,067		3/27/2008	300
Mount Pleasant	SC		668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	437,623		3/27/2008	300
Myrtle Beach	SC		492,537	913,807	2,500	None	492,537	916,307	1,408,844	323,542		3/27/2008	300
Myrtle Beach	SC		703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	460,617		3/27/2008	300
Myrtle Beach	SC		-	176,002	1,500	None	-	177,502	177,502	63,205		3/27/2008	300
Myrtle Beach	SC		-	753,979	1,500	None	-	755,479	755,479	266,460		3/27/2008	300
Myrtle Beach	SC		-	327,278	1,000	None	-	328,278	328,278	210,065		3/27/2008	165
Myrtle Beach	SC		-	277,019	1,000	None	-	278,019	278,019	155,457		3/27/2008	189
North Augusta	SC		400,000	452,777	None	None	400,000	452,777	852,777	316,185		7/22/1999	300
North Augusta	SC		490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	625,068		3/18/2004	300
Orangeburg	SC		320,000	691,637	None	None	320,000	691,637	1,011,637	353,885		3/18/2004	300
Pinewood	SC		325,426	605,076	1,500	None	325,426	606,576	932,002	214,096		3/27/2008	300
Simpsonville	SC		530,000	573,485	None	None	530,000	573,485	1,103,485	400,478		7/22/1999	300
Spartanburg	SC		470,000	432,879	None	None	470,000	432,879	902,879	302,289		7/22/1999	300
Summerton	SC		142,484	265,326	1,500	None	142,484	266,826	409,310	94,618		3/27/2008	300
Summerville	SC		297,500	553,227	None	None	297,500	553,227	850,727	281,221		4/14/2004	300
Sumter	SC		211,087	392,065	1,500	None	211,087	393,565	604,652	139,188		3/27/2008	300
Sumter	SC		263,859	490,128	1,500	None	263,859	491,628	755,487	173,673		3/27/2008	300
Sumter	SC		362,367	673,012	1,500	None	362,367	674,512	1,036,879	237,987		3/27/2008	300
Sumter	SC		181,183	336,587	1,500	None	181,183	338,087	519,270	119,678		3/27/2008	300
Sumter	SC		154,797	287,584	1,500	None	154,797	289,084	443,881	102,445		3/27/2008	300
Sumter	SC		351,812	653,469	1,500	None	351,812	654,969	1,006,781	231,115		3/27/2008	300
Sumter	SC		334,222	620,801	1,500	None	334,222	622,301	956,523	219,626		3/27/2008	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Sumter	SC		281,450	522,796	1,500	None	281,450	524,296	805,746	185,161		3/27/2008	300
Sumter	SC		146,002	271,250	1,500	None	146,002	272,750	418,752	96,701		3/27/2008	300
Sumter	SC		372,921	693,113	1,000	None	372,921	694,113	1,067,034	244,619		3/27/2008	300
Sumter	SC		149,520	277,726	1,500	None	149,520	279,226	428,746	98,978		3/27/2008	300
Sumter	SC		262,100	486,861	1,500	None	262,100	488,361	750,461	172,524		3/27/2008	300
Sumter	SC		184,701	344,620	None	None	184,701	344,620	529,321	121,190		3/27/2008	300
West Columbia	SC		410,000	693,574	None	None	410,000	693,574	1,103,574	484,340		7/22/1999	300
West Columbia	SC		336,000	624,727	None	None	336,000	624,727	960,727	317,567		4/14/2004	300
Arrington	TN		385,000	716,242	None	None	385,000	716,242	1,101,242	378,408		10/16/2003	300
Athens	TN		175,000	326,242	None	None	175,000	326,242	501,242	172,358		10/16/2003	300
Athens	TN		124,179	231,860	None	None	124,179	231,860	356,039	122,493		10/16/2003	300
Benton	TN		192,500	358,742	None	None	192,500	358,742	551,242	189,529		10/16/2003	300
Chattanooga	TN		181,731	338,741	None	None	181,731	338,741	520,472	178,962		10/16/2003	300
Chattanooga	TN		175,000	326,242	(79,571)	None	162,879	258,792	421,671	136,722		10/16/2003	300
Chattanooga	TN		159,979	298,346	None	None	159,979	298,346	458,325	157,620		10/16/2003	300
Chattanooga	TN		105,000	196,242	None	None	105,000	196,242	301,242	103,675		10/16/2003	300
Chattanooga	TN		245,000	456,242	None	None	245,000	456,242	701,242	241,041		10/16/2003	300
Chattanooga	TN		297,500	553,742	None	None	297,500	553,742	851,242	292,554		10/16/2003	300
Chattanooga	TN		323,750	822,529	None	None	323,750	822,529	1,146,279	414,649		10/16/2003	300
Chattanooga	TN		280,000	521,242	None	None	280,000	521,242	801,242	275,383		10/16/2003	300
Chattanooga	TN		257,250	478,992	None	None	257,250	478,992	736,242	253,061		10/16/2003	300
Chattanooga	TN		283,209	527,201	None	None	283,209	527,201	810,410	278,532		10/16/2003	300
Chattanooga	TN		542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	532,946		10/16/2003	300
Chattanooga	TN		332,500	618,742	None	None	332,500	618,742	951,242	326,896		10/16/2003	300
Chattanooga	TN		300,373	559,077	(39,679)	None	260,694	559,077	819,771	295,373		10/16/2003	300
Chattanooga	TN		175,000	326,242	(24,664)	None	150,336	326,242	476,578	172,358		10/16/2003	300
Cleveland	TN		110,009	205,545	None	None	110,009	205,545	315,554	108,590		10/16/2003	300
Cleveland	TN		227,500	423,742	None	None	227,500	423,742	651,242	223,871		10/16/2003	300
Cleveland	TN		280,000	521,242	None	None	280,000	521,242	801,242	275,383		10/16/2003	300
Cleveland	TN		245,000	456,242	None	None	245,000	456,242	701,242	241,041		10/16/2003	300
Cleveland	TN		157,500	293,742	None	None	157,500	293,742	451,242	155,187		10/16/2003	300
Cleveland	TN		122,500	228,742	None	None	122,500	228,742	351,242	120,846		10/16/2003	300
Cleveland	TN		300,373	559,077	None	None	300,373	559,077	859,450	295,373		10/16/2003	300
Dayton	TN		262,500	488,742	None	None	262,500	488,742	751,242	258,212		10/16/2003	300
Decatur	TN		181,731	338,742	None	None	181,731	338,742	520,473	178,962		10/16/2003	300
Dunlap	TN		315,000	586,242	None	None	315,000	586,242	901,242	309,725		10/16/2003	300
Etowah	TN		192,500	358,742	None	None	192,500	358,742	551,242	189,529		10/16/2003	300
Gallatin	TN		525,000	976,242	None	None	525,000	976,242	1,501,242	515,775		10/16/2003	300
Gray	TN		191,151	355,563	None	None	191,151	355,563	546,714	129,779		11/29/2007	300
Harrison	TN		484,313	900,680	None	None	484,313	900,680	1,384,993	475,853		10/16/2003	300
Hixson	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	344,066		10/16/2003	300
Hixson	TN		271,250	504,992	None	None	271,250	504,992	776,242	266,798		10/16/2003	300
Hixson	TN		513,215	954,355	None	None	513,215	954,355	1,467,570	504,211		10/16/2003	300
Hixson	TN		94,500	176,742	None	None	94,500	176,742	271,242	93,372		10/16/2003	300
Hixson	TN		300,373	559,077	None	None	300,373	559,077	859,450	295,373		10/16/2003	300
Kimball	TN		332,500	618,742	None	None	332,500	618,742	951,242	326,896		10/16/2003	300
Kingsport	TN		155,603	289,545	None	None	155,603	289,545	445,148	105,683		11/29/2007	300
Kingsport	TN		310,303	576,845	None	None	310,303	576,845	887,148	210,547		11/29/2007	300
La Vergne	TN		577,500	1,073,742	(15,745)	None	561,755	1,073,742	1,635,497	567,287		10/16/2003	300
Manchester	TN		266,119	495,463	None	None	266,119	495,463	761,582	261,763		10/16/2003	300
Manchester	TN		281,675	524,352	None	None	281,675	524,352	806,027	277,026		10/16/2003	300
Manchester	TN		319,846	595,242	None	None	319,846	595,242	915,088	314,480		10/16/2003	300
Monteagle	TN		271,173	504,849	None	None	271,173	504,849	776,022	266,722		10/16/2003	300
Mount Juliet	TN		397,128	738,764	None	None	397,128	738,764	1,135,892	390,308		10/16/2003	300
Murfreesboro	TN		549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	539,814		10/16/2003	300
Murfreesboro	TN		467,810	870,032	None	None	467,810	870,032	1,337,842	459,661		10/16/2003	300
Murfreesboro	TN		300,373	559,077	None	None	300,373	559,077	859,450	295,373		10/16/2003	300
Nashville	TN		498,628	927,264	None	None	498,628	927,264	1,425,892	489,898		10/16/2003	300
Ocoee	TN		119,792	223,713	(11,239)	None	108,553	223,713	332,266	118,189		10/16/2003	300
Ooltewah	TN		234,231	436,241	None	None	234,231	436,241	670,472	230,475		10/16/2003	300
Ooltewah	TN		700,000	1,301,242	(190,623)	None	635,909	1,174,710	1,810,619	623,997		10/16/2003	300
Ooltewah	TN		105,000	196,242	None	None	105,000	196,242	301,242	103,675		10/16/2003	300
Roan Mountain	TN		286,303	532,274	None	None	286,303	532,274	818,577	194,278		11/29/2007	300
Shelbyville	TN		320,229	595,953	None	None	320,229	595,953	916,182	314,855		10/16/2003	300
Smyrna	TN		426,466	793,251	None	None	426,466	793,251	1,219,717	419,094		10/16/2003	300
Smyrna	TN		630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	481,664		9/27/2006	300
Soddy Daisy	TN		297,500	553,732	None	None	297,500	553,732	851,232	292,549		10/16/2003	300
Soddy Daisy	TN		350,000	651,242	None	None	350,000	651,242	1,001,242	344,066		10/16/2003	300
Soddy Daisy	TN		245,000	456,242	None	None	245,000	456,242	701,242	241,041		10/16/2003	300
Sweetwater	TN		122,500	228,742	None	None	122,500	228,742	351,242	120,846		10/16/2003	300
Sweetwater	TN		339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	520,183		10/16/2003	300
Sweetwater	TN		133,000	248,242	None	None	133,000	248,242	381,242	131,148		10/16/2003	300
Austin	TX		620,920	1,311,870	None	None	620,920	1,311,870	1,932,790	1,686		12/21/2016	300
Austin	TX		572,896	1,233,608	None	None	572,896	1,233,608	1,806,504	1,556		12/21/2016	300
Carrollton	TX		622,963	1,315,199	None	None	622,963	1,315,199	1,938,162	1,692		12/21/2016	300
Dallas	TX		675,268	1,400,436	None	None	675,268	1,400,436	2,075,704	1,834		12/21/2016	300
Dallas	TX		1,332,627	2,471,689	None	None	1,332,627	2,471,689	3,804,316	3,619		12/21/2016	300
Dallas	TX		1,408,443	2,595,241	None	None	1,408,443	2,595,241	4,003,684	3,825		12/21/2016	300
Duncanville	TX		764,026	1,545,079	None	None	764,026	1,545,079	2,309,105	2,075		12/21/2016	300
Elmendorf	TX		905,650	1,775,875	None	None	905,650	1,775,875	2,681,525	2,460		12/21/2016	300
Flower Mound	TX		503,918	1,121,199	None	None	503,918	1,121,199	1,625,117	1,369		12/21/2016	300
Forney	TX		996,338	1,923,662	None	None	996,338	1,923,662	2,920,000	2,706		12/21/2016	300
Fort Worth	TX		912,676	1,787,324	None	None	912,676	1,787,324	2,700,000	2,479		12/21/2016	300
Fort Worth	TX		1,007,746	1,942,254	None	None	1,007,746	1,942,254	2,950,000	2,737		12/21/2016	300
Fort Worth	TX		508,143	1,128,085	None	None	508,143	1,128,085	1,636,228	1,380		12/21/2016	300
Fort Worth	TX		1,509,438	2,759,824	None	None	1,509,438	2,759,824	4,269,262	4,100		12/21/2016	300
Garland	TX		1,194,085	2,245,915	None	None	1,194,085	2,245,915	3,440,000	3,243		12/21/2016	300
Grand Prairie	TX		1,185,095	2,231,266	None	None	1,185,095	2,231,266	3,416,361	3,219		12/21/2016	300
Grapevine	TX		1,724,069	3,109,593	None	None	1,724,069	3,109,593	4,833,662	4,683		12/21/2016	300
Irving	TX		1,329,747	2,466,995	None	None	1,329,747	2,466,995	3,796,742	3,612		12/21/2016	300
Irving	TX		814,003	1,626,524	None	None	814,003	1,626,524	2,440,527	2,211		12/21/2016	300
Leander	TX		620,467	1,311,131	None	None	620,467	1,311,131	1,931,598	1,685		12/21/2016	300
Roanoke	TX		829,014	1,650,986	None	None	829,014	1,650,986	2,480,000	2,252		12/21/2016	300
San Antonio	TX		726,717	1,484,279	None	None	726,717	1,484,279	2,210,996	1,974		12/21/2016	300
San Antonio	TX		742,794	1,510,480	None	None	742,794	1,510,480	2,253,274	2,017		12/21/2016	300
San Antonio	TX		981,613	1,899,665	None	None	981,613	1,899,665	2,881,278	2,666		12/21/2016	300
San Antonio	TX		574,336	1,235,955	None	None	574,336	1,235,955	1,810,291	1,560		12/21/2016	300
San Antonio	TX		574,421	1,236,093	None	None	574,421	1,236,093	1,810,514	1,560		12/21/2016	300
San Antonio	TX		528,525	1,161,301	None	None	528,525	1,161,301	1,689,826	1,436		12/21/2016	300
San Antonio	TX		722,998	1,478,219	None	None	722,998	1,478,219	2,201,217	1,964		12/21/2016	300
San Antonio	TX		2,372,794	4,166,775	None	None	2,372,794	4,166,775	6,539,569	6,445		12/21/2016	300
San Antonio	TX		526,458	1,157,932	None	None	526,458	1,157,932	1,684,390	1,430		12/21/2016	300
San Antonio	TX		1,376,985	2,543,975	None	None	1,376,985	2,543,975	3,920,960	3,740		12/21/2016	300
San Antonio	TX		849,068	1,683,667	None	None	849,068	1,683,667	2,532,735	2,306		12/21/2016	300
Schertz	TX		737,074	1,501,158	None	None	737,074	1,501,158	2,238,232	2,002		12/21/2016	300
Temple	TX		558,673	1,210,430	None	None	558,673	1,210,430	1,769,103	1,517		12/21/2016	300
The Colony	TX		973,521	1,886,479	None	None	973,521	1,886,479	2,860,000	2,644		12/21/2016	300
Universal City	TX		464,999	1,057,776	None	None	464,999	1,057,776	1,522,775	1,263		12/21/2016	300
Roy	UT		611,806	1,297,017	None	None	611,806	1,297,017	1,908,823	1,662		12/21/2016	300
Springville	UT		1,405,148	2,589,871	None	None	1,405,148	2,589,871	3,995,019	3,816		12/21/2016	300
West Jordan	UT		362,645	890,977	None	None	362,645	890,977	1,253,622	985		12/21/2016	300
Abingdon	VA		57,847	107,997	None	None	57,847	107,997	165,844	39,417		11/29/2007	300
Big Stone Gap	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	357,647		11/29/2007	300
Bristol	VA		213,369	396,824	None	None	213,369	396,824	610,193	144,839		11/29/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Bristol	VA		268,303	498,845	None	None	268,303	498,845	767,148	182,077		11/29/2007	300
Bristol	VA		171,156	318,428	None	None	171,156	318,428	489,584	116,225		11/29/2007	300
Carrollton	VA		1,011,549	1,948,451	None	None	1,011,549	1,948,451	2,960,000	2,747		12/21/2016	300
Castlewood	VA		387,303	720,307	None	None	387,303	720,307	1,107,610	262,911		11/29/2007	300
Charlottesville	VA		817,604	1,619,856	2,000	None	817,604	1,621,856	2,439,460	192,266		1/31/2014	300
Charlottesville	VA		536,443	1,062,813	2,500	None	536,443	1,065,313	1,601,756	126,495		1/31/2014	300
Charlottesville	VA		692,490	1,371,977	2,000	None	692,490	1,373,977	2,066,467	162,934		1/31/2014	300
Chatham	VA		347,728	525,031	None	None	347,728	525,031	872,759	289,635		3/19/2003	300
Chesapeake	VA		225,000	400,366	None	None	225,000	400,366	625,366	182,166		8/18/2005	300
Clintwood	VA		378,553	703,610	None	None	378,553	703,610	1,082,163	256,816		11/29/2007	300
Coeburn	VA		168,934	314,764	None	None	168,934	314,764	483,698	114,887		11/29/2007	300
Coeburn	VA		312,303	581,021	None	None	312,303	581,021	893,324	212,071		11/29/2007	300
Coeburn	VA		282,303	525,307	None	None	282,303	525,307	807,610	191,736		11/29/2007	300
Collinsville	VA		84,465	130,137	None	None	84,465	130,137	214,602	71,785		3/19/2003	300
Danville	VA		149,276	227,333	None	None	149,276	227,333	376,609	125,405		3/19/2003	300
Danville	VA		83,644	128,884	None	None	83,644	128,884	212,528	71,094		3/19/2003	300
Danville	VA		266,722	403,501	None	None	266,722	403,501	670,223	222,591		3/19/2003	300
Franklin	VA		536,667	863,699	None	None	536,667	863,699	1,400,366	392,983		8/18/2005	300
Gate City	VA		422,303	784,845	None	None	422,303	784,845	1,207,148	286,467		11/29/2007	300
Glen Allen	VA		329,698	498,015	None	None	329,698	498,015	827,713	274,731		3/19/2003	300
Gordonsville	VA		770,000	1,155,478	1,500	None	770,000	1,156,978	1,926,978	137,169		1/31/2014	300
Gordonsville	VA		2,190,000	2,286,653	3,000	None	2,190,000	2,289,653	4,479,653	271,462		1/31/2014	300
Hampton	VA		433,985	459,108	None	None	433,985	459,108	893,093	343,555		4/17/1998	300
Highland Springs	VA		396,720	598,547	None	None	396,720	598,547	995,267	330,191		3/19/2003	300
Honaker	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	334,086		11/29/2007	300
Martinsville	VA		246,820	373,653	None	None	246,820	373,653	620,473	206,125		3/19/2003	300
Martinsville	VA		83,521	128,706	None	None	83,521	128,706	212,227	70,995		3/19/2003	300
Midlothian	VA		325,000	302,872	None	153	325,000	303,025	628,025	234,832		8/21/1997	300
Newport News	VA		490,616	605,304	None	None	490,616	605,304	1,095,920	423,627	1/20/2000	4/17/1998	300
Newport News	VA		1,186,479	2,233,521	None	None	1,186,479	2,233,521	3,420,000	3,223		12/21/2016	300
Newport News	VA		787,183	1,582,817	None	None	787,183	1,582,817	2,370,000	2,138		12/21/2016	300
Norfolk	VA		1,045,775	2,004,225	None	None	1,045,775	2,004,225	3,050,000	2,840		12/21/2016	300
Norfolk	VA		1,026,761	1,973,239	None	None	1,026,761	1,973,239	3,000,000	2,789		12/21/2016	300
Norton	VA		157,826	293,688	None	None	157,826	293,688	451,514	107,194		11/29/2007	300
Norton	VA		457,303	849,860	None	None	457,303	849,860	1,307,163	310,197		11/29/2007	300
Norton	VA		222,256	413,344	None	None	222,256	413,344	635,600	150,869		11/29/2007	300
Pound	VA		256,170	476,327	None	None	256,170	476,327	732,497	173,858		11/29/2007	300
Pound	VA		276,303	513,717	None	None	276,303	513,717	790,020	187,505		11/29/2007	300
Richlands	VA		492,303	915,307	None	None	492,303	915,307	1,407,610	334,086		11/29/2007	300
Richlands	VA		140,051	261,125	None	None	140,051	261,125	401,176	95,309		11/29/2007	300
Richmond	VA		700,000	400,740	None	None	700,000	400,740	1,100,740	299,879		4/17/1998	300
Richmond	VA		400,000	250,875	None	None	400,000	250,875	650,875	187,729		4/17/1998	300
Richmond	VA		1,000,000	740	None	None	1,000,000	740	1,000,740	546		4/17/1998	300
Richmond	VA		700,000	100,695	None	None	700,000	100,695	800,695	75,346		4/17/1998	300
Richmond	VA		1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	1,936,569		8/22/2002	300
Richmond	VA		298,227	451,014	None	None	298,227	451,014	749,241	248,802		3/19/2003	300
Richmond	VA		213,982	324,659	None	None	213,982	324,659	538,641	179,096		3/19/2003	300
Richmond	VA		482,735	727,776	None	None	482,735	727,776	1,210,511	401,483		3/19/2003	300
Richmond	VA		350,453	529,365	None	None	350,453	529,365	879,818	292,026		3/19/2003	300
Richmond	VA		323,496	488,918	None	None	323,496	488,918	812,414	269,712		3/19/2003	300
Richmond	VA		278,443	421,584	None	None	278,443	421,584	700,027	232,567		3/19/2003	300
Roanoke	VA		325,000	575,366	None	None	325,000	575,366	900,366	261,791		8/18/2005	300
Rosedale	VA		211,147	393,160	None	None	211,147	393,160	604,307	143,502		11/29/2007	300
Saint Paul	VA		334,803	622,807	None	None	334,803	622,807	957,610	227,323		11/29/2007	300
Saint Paul	VA		422,303	785,307	None	None	422,303	785,307	1,207,610	286,636		11/29/2007	300
Sandston	VA		152,535	232,528	None	None	152,535	232,528	385,063	128,271		3/19/2003	300
South Boston	VA		160,893	244,778	None	None	160,893	244,778	405,671	135,029		3/19/2003	300
Stafford	VA		271,865	601,997	None	161	271,865	602,158	874,023	482,761		12/20/1996	300
Staunton	VA		675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	455,166		8/18/2005	300
Suffolk	VA		700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	455,166		8/18/2005	300
Tazewell	VA		153,382	285,882	None	None	153,382	285,882	439,264	104,345		11/29/2007	300
Troutville	VA		575,000	975,366	(93,309)	None	481,691	975,366	1,457,057	443,791		8/18/2005	300
Virginia Beach	VA		1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	1,290,571		6/27/2002	300
Virginia Beach	VA		566,987	1,223,979	None	None	566,987	1,223,979	1,790,966	1,540		12/21/2016	300
Warrenton	VA		515,971	649,125	None	161	515,971	649,286	1,165,257	520,543		12/20/1996	300
Weber City	VA		369,803	687,345	None	None	369,803	687,345	1,057,148	250,879		11/29/2007	300
Williamsburg	VA		838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	905,527		6/27/2002	300
Wise	VA		334,803	622,360	None	None	334,803	622,360	957,163	227,160		11/29/2007	300
Wise	VA		66,733	124,517	None	None	66,733	124,517	191,250	45,447		11/29/2007	300
Wise	VA		527,303	979,860	None	None	527,303	979,860	1,507,163	357,647		11/29/2007	300
Wytheville	VA		1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	717,913		8/18/2005	300
Yorktown	VA		309,435	447,144	None	None	309,435	447,144	756,579	334,597		4/17/1998	300
Yorktown	VA		2,121,289	4,701,469	1,623	None	2,121,289	4,703,092	6,824,381	745,035		1/22/2013	300
Tumwater	WA		422,960	989,269	None	None	422,960	989,269	1,412,229	1,149		12/21/2016	300
East Troy	WI		578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,751	303,611		12/28/2009	300
Ellsworth	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Menomonie	WI		770,442	1,428,821	2,000	None	770,442	1,430,821	2,201,263	346,515		12/1/2010	300
Menomonie	WI		175,000	323,000	2,000	None	175,000	325,000	500,000	79,275		12/1/2010	300
Menomonie	WI		441,256	817,975	1,500	None	441,256	819,475	1,260,731	198,590		12/1/2010	300
Mondovi	WI		175,000	323,500	1,500	None	175,000	325,000	500,000	79,092		12/1/2010	300
Osseo	WI		613,373	1,136,622	2,500	None	613,373	1,139,122	1,752,495	276,204		12/1/2010	300

Crafts and novelties
Enterprise	AL		1,187,964	2,667,017	None	None	1,187,964	2,667,017	3,854,981	4,445		12/29/2016	300
Morgan Hill	CA		319,063	2,518,205	None	None	319,063	2,518,205	2,837,268	432,292		9/18/2012	300
Rancho Cucamonga	CA		2,790,740	4,713,106	45,796	None	2,790,740	4,758,902	7,549,642	817,252		9/18/2012	300
Roseville	CA		1,415,674	4,367,269	None	None	1,415,674	4,367,269	5,782,943	749,715		9/18/2012	300
Temecula	CA		2,027,441	4,644,558	9,194	None	2,027,441	4,653,752	6,681,193	798,056		9/18/2012	300
Clermont	FL		980,500	4,587,292	None	None	980,500	4,587,292	5,567,792	683,565	5/10/2013	6/26/2012	300
Cutler Bay	FL		743,498	657,485	437,136	205	743,498	1,094,826	1,838,324	691,829		12/31/1998	300
Albany	GA		653,464	12,112,986	372	None	653,464	12,113,358	12,766,822	1,335,620		1/22/2013	420
Rockford	IL		159,587	618,398	178,656	211	159,587	797,265	956,852	537,486		11/26/1996	300
Hickory	NC		1,400,000	2,975,082	None	None	1,400,000	2,975,082	4,375,082	37	In-progress	6/8/2016	N/A
Minot	ND		500,000	2,514,029	None	None	500,000	2,514,029	3,014,029	29,330		9/15/2016	300
Clovis	NM		150,000	2,939,618	53,910	None	150,000	2,993,528	3,143,528	310,092		6/30/2014	300
Stony Brook	NY		980,000	1,801,586	78,970	None	980,000	1,880,556	2,860,556	1,303,289		1/11/1999	300
Columbia	SC		1,102,910	4,391,377	None	None	1,102,910	4,391,377	5,494,287	511,964	1/27/2014	6/21/2013	300

Diversified industrial

Jacksonville	FL		2,210,000	41,394,890	None	None	2,210,000	41,394,890	43,604,890	2,016,006	10/30/2014	2/25/2015	420
West Point	GA		430,000	12,263,738	96,954	None	430,000	12,360,692	12,790,692	308,755		2/3/2016	420
Cedar Rapids	IA		1,000,000	12,981,440	None	None	1,000,000	12,981,440	13,981,440	1,189,965		10/10/2013	420
Buffalo Grove	IL	10,084,963	3,130,000	17,353,386	None	None	3,130,000	17,353,386	20,483,386	1,342,822		4/1/2014	420
Portland	TN	9,687,113	1,481,370	10,969,189	None	None	1,481,370	10,969,189	12,450,559	1,883,044		9/19/2012	300
Deer Park	TX	9,790,000	2,410,000	13,364,183	None	None	2,410,000	13,364,183	15,774,183	1,034,133		4/1/2014	420

Dollar stores
Andalusia	AL		334,025	1,085,582	None	None	334,025	1,085,582	1,419,607	171,884		1/22/2013	300
Ariton	AL		113,182	824,898	None	None	113,182	824,898	938,080	97,613		1/31/2014	300
Bessemer	AL		391,797	1,273,339	None	None	391,797	1,273,339	1,665,136	201,612		1/22/2013	300
Bessemer	AL		279,833	1,100,867	None	None	279,833	1,100,867	1,380,700	148,617		8/22/2013	300
Birmingham	AL		707,673	1,314,251	None	None	707,673	1,314,251	2,021,924	238,756		6/1/2012	300
Birmingham	AL		322,861	599,600	None	None	322,861	599,600	922,461	96,935		12/14/2012	300
Birmingham	AL		248,925	979,275	None	None	248,925	979,275	1,228,200	132,202		8/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Birmingham	AL		235,245	925,455	None	None	235,245	925,455	1,160,700	124,936		8/22/2013	300
Birmingham	AL		265,160	1,043,140	None	None	265,160	1,043,140	1,308,300	140,824		8/22/2013	300
Birmingham	AL		312,444	1,229,156	None	None	312,444	1,229,156	1,541,600	165,936		8/22/2013	300
Birmingham	AL		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	141,739		8/22/2013	300
Camp Hill	AL		127,780	851,515	None	None	127,780	851,515	979,295	100,763		1/24/2014	300
Castleberry	AL		121,658	810,716	None	None	121,658	810,716	932,374	95,935		1/24/2014	300
Cedar Bluff	AL		160,037	836,150	None	None	160,037	836,150	996,187	98,944		1/24/2014	300
Center Point	AL		232,043	912,857	None	None	232,043	912,857	1,144,900	123,236		8/22/2013	300
Clanton	AL		300,000	962,598	None	None	300,000	962,598	1,262,598	113,907		1/31/2014	300
Crossville	AL		268,814	873,647	None	None	268,814	873,647	1,142,461	138,327		1/22/2013	300
Cullman	AL		277,067	685,954	None	None	277,067	685,954	963,021	81,171		1/24/2014	300
Decatur	AL		301,085	559,159	None	None	301,085	559,159	860,244	101,580		6/1/2012	300
Decatur	AL		269,275	765,035	None	None	269,275	765,035	1,034,310	90,529		1/31/2014	300
Duncanville	AL		162,574	786,023	None	None	162,574	786,023	948,597	93,013		1/31/2014	300
Enterprise	AL		294,944	837,962	None	None	294,944	837,962	1,132,906	99,159		1/31/2014	300
Eufaula	AL		201,712	1,053,886	None	None	201,712	1,053,886	1,255,598	124,710		1/24/2014	300
Evergreen	AL		193,413	1,010,529	None	None	193,413	1,010,529	1,203,942	119,579		1/24/2014	300
Florence	AL		419,440	778,959	None	None	419,440	778,959	1,198,399	125,932		12/14/2012	300
Forestdale	AL		287,839	1,132,361	None	None	287,839	1,132,361	1,420,200	152,869		8/22/2013	300
Frisco City	AL		163,025	788,202	None	None	163,025	788,202	951,227	93,271		1/31/2014	300
Gilbertown	AL		171,006	1,246,332	None	None	171,006	1,246,332	1,417,338	147,483		1/31/2014	300
Huntsville	AL		501,318	931,020	None	None	501,318	931,020	1,432,338	169,135		6/1/2012	300
Jasper	AL		276,246	897,800	None	None	276,246	897,800	1,174,046	142,152		1/22/2013	300
Jasper	AL		282,574	918,366	None	None	282,574	918,366	1,200,940	145,408		1/22/2013	300
Jasper	AL		280,753	912,446	None	None	280,753	912,446	1,193,199	144,471		1/22/2013	300
Lillian	AL		203,832	985,500	None	None	203,832	985,500	1,189,332	116,618		1/31/2014	300
Livingston	AL		239,319	941,481	None	None	239,319	941,481	1,180,800	127,100		8/22/2013	300
Marbury	AL		160,000	1,006,765	None	None	160,000	1,006,765	1,166,765	119,134		1/31/2014	300
Mobile	AL		212,971	837,829	None	None	212,971	837,829	1,050,800	113,107		8/22/2013	300
Montgomery	AL		532,170	988,317	None	None	532,170	988,317	1,520,487	159,778		12/14/2012	300
Montgomery	AL		366,980	681,533	None	None	366,980	681,533	1,048,513	110,181		12/14/2012	300
Moundville	AL		230,583	907,117	None	None	230,583	907,117	1,137,700	122,461		8/22/2013	300
Odenville	AL		176,981	855,676	None	None	176,981	855,676	1,032,657	101,255		1/31/2014	300
Opelika	AL		331,598	1,077,694	None	None	331,598	1,077,694	1,409,292	170,635		1/22/2013	300
Prichard	AL		429,411	797,478	None	None	429,411	797,478	1,226,889	128,926		12/14/2012	300
Remlap	AL		177,711	859,208	None	None	177,711	859,208	1,036,919	101,673		1/31/2014	300
Samson	AL		181,064	1,319,631	None	None	181,064	1,319,631	1,500,695	156,156		1/31/2014	300
Shelby	AL		277,350	901,388	None	None	277,350	901,388	1,178,738	142,720		1/22/2013	300
Slocomb	AL		268,240	1,055,260	None	None	268,240	1,055,260	1,323,500	142,460		8/22/2013	300
Slocomb	AL		280,000	2,597,341	None	None	280,000	2,597,341	2,877,341	307,352		1/31/2014	300
Smiths Station	AL		359,391	1,168,019	None	None	359,391	1,168,019	1,527,410	184,936		1/22/2013	300
Sycamore	AL		50,000	885,687	None	None	50,000	885,687	935,687	104,806		1/31/2014	300
Sylacauga	AL		147,110	980,328	None	None	147,110	980,328	1,127,438	116,006		1/24/2014	300
Thorsby	AL		298,516	970,178	None	None	298,516	970,178	1,268,694	153,611		1/22/2013	300
Troy	AL		257,985	1,014,915	None	None	257,985	1,014,915	1,272,900	137,014		8/22/2013	300
Uriah	AL		140,000	776,826	None	None	140,000	776,826	916,826	91,924		1/31/2014	300
Weaver	AL		220,771	627,231	19,229	None	220,771	646,460	867,231	77,830		12/20/2013	300
Webb	AL		173,294	905,411	None	None	173,294	905,411	1,078,705	107,140		1/24/2014	300
Wedowee	AL		251,256	988,444	None	None	251,256	988,444	1,239,700	133,440		8/22/2013	300
York	AL		218,727	860,473	None	None	218,727	860,473	1,079,200	116,164		8/22/2013	300
Atkins	AR		264,657	491,507	None	None	264,657	491,507	756,164	79,460		12/14/2012	300
Black Rock	AR		137,428	915,809	None	None	137,428	915,809	1,053,237	108,371		1/24/2014	300
Cabot	AR		479,323	1,186,692	None	None	479,323	1,186,692	1,666,015	140,425		1/24/2014	300
Clarendon	AR		156,618	1,043,684	None	None	156,618	1,043,684	1,200,302	123,503		1/24/2014	300
Dermott	AR		137,299	540,136	None	None	137,299	540,136	677,435	71,118		9/18/2013	300
Drasco	AR		135,176	900,796	None	None	135,176	900,796	1,035,972	106,594		1/24/2014	300
England	AR		147,813	985,008	None	None	147,813	985,008	1,132,821	116,559		1/24/2014	300
Greenbrier	AR		277,423	1,449,455	None	None	277,423	1,449,455	1,726,878	171,519		1/24/2014	300
Gurdon	AR		99,815	727,471	None	None	99,815	727,471	827,286	90,934		11/20/2013	300
Hampton	AR		128,214	854,405	None	None	128,214	854,405	982,619	101,105		1/24/2014	300
Haskell	AR		191,254	999,249	None	None	191,254	999,249	1,190,503	118,245		1/24/2014	300
Hope	AR		421,413	782,623	None	None	421,413	782,623	1,204,036	142,177		6/1/2012	300
Huntsville	AR		168,806	1,124,906	None	None	168,806	1,124,906	1,293,712	133,114		1/24/2014	300
Jasper	AR		110,000	835,511	None	None	110,000	835,511	945,511	98,869		1/24/2014	300
Jonesboro	AR		240,000	867,698	None	None	240,000	867,698	1,107,698	102,678		1/24/2014	300
Jonesboro	AR		380,000	806,115	None	None	380,000	806,115	1,186,115	95,390		1/24/2014	300
Little Rock	AR		248,520	977,680	None	None	248,520	977,680	1,226,200	131,987		8/22/2013	300
Little Rock	AR		157,195	618,405	None	None	157,195	618,405	775,600	83,485		8/22/2013	300
Malvern	AR		139,776	570,280	None	None	139,776	570,280	710,056	90,294		1/24/2013	300
Marianna	AR		230,373	427,836	None	None	230,373	427,836	658,209	69,167		12/14/2012	300
Ola	AR		126,412	842,394	None	None	126,412	842,394	968,806	99,683		1/24/2014	300
Pine Bluff	AR		562,282	1,044,237	None	None	562,282	1,044,237	1,606,519	189,703		6/1/2012	300
Pine Bluff	AR		579,851	1,076,865	None	None	579,851	1,076,865	1,656,716	174,093		12/14/2012	300
Pine Bluff	AR		243,412	602,631	None	None	243,412	602,631	846,043	71,311		1/24/2014	300
Pine Bluff	AR		279,924	693,026	None	None	279,924	693,026	972,950	82,008		1/24/2014	300
Prescott	AR		119,075	793,501	None	None	119,075	793,501	912,576	93,898		1/24/2014	300
Sherwood	AR		225,665	887,766	None	None	225,665	887,766	1,113,431	122,808		7/9/2013	300
West Fork	AR		281,211	1,469,249	None	None	281,211	1,469,249	1,750,460	173,861		1/24/2014	300
West Helena	AR		331,612	615,851	None	None	331,612	615,851	947,463	99,563		12/14/2012	300
Bisbee	AZ		181,118	946,292	None	None	181,118	946,292	1,127,410	111,978		1/24/2014	300
Camp Verde	AZ		244,826	454,678	None	None	244,826	454,678	699,504	82,600		6/1/2012	300
Douglas	AZ		188,809	986,472	None	None	188,809	986,472	1,175,281	116,733		1/24/2014	300
Gila Bend	AZ		161,460	1,075,950	None	None	161,460	1,075,950	1,237,410	127,321		1/24/2014	300
Phoenix	AZ		712,708	1,323,600	None	None	712,708	1,323,600	2,036,308	240,454		6/1/2012	300
Phoenix	AZ		642,917	1,193,990	None	None	642,917	1,193,990	1,836,907	216,908		6/1/2012	300
Phoenix	AZ		721,637	1,340,182	None	None	721,637	1,340,182	2,061,819	243,466		6/1/2012	300
Phoenix	AZ		580,167	1,077,452	None	None	580,167	1,077,452	1,657,619	195,737		6/1/2012	300
Salome	AZ		251,540	989,560	None	None	251,540	989,560	1,241,100	133,591		8/22/2013	300
Tolleson	AZ		581,123	1,079,228	None	None	581,123	1,079,228	1,660,351	196,060		6/1/2012	300
Tucson	AZ		461,061	856,257	None	None	461,061	856,257	1,317,318	155,553		6/1/2012	300
Tucson	AZ		259,447	1,020,665	None	None	259,447	1,020,665	1,280,112	144,594		6/21/2013	300
Williams	AZ		160,391	1,168,960	None	None	160,391	1,168,960	1,329,351	150,017		10/15/2013	300
Yuma	AZ		225,609	418,988	None	None	225,609	418,988	644,597	76,116		6/1/2012	300
Yuma	AZ		276,672	1,088,428	None	None	276,672	1,088,428	1,365,100	146,938		8/22/2013	300
Yuma	AZ		418,158	1,188,024	None	None	418,158	1,188,024	1,606,182	132,663		3/14/2014	300
Akron	CO		318,751	1,035,939	None	None	318,751	1,035,939	1,354,690	164,024		1/22/2013	300
Federal Heights	CO		561,752	1,043,254	None	None	561,752	1,043,254	1,605,006	189,524		6/1/2012	300
Holyoke	CO		361,977	1,176,425	None	None	361,977	1,176,425	1,538,402	186,267		1/22/2013	300
Keenesburg	CO		339,959	1,104,866	None	None	339,959	1,104,866	1,444,825	174,937		1/22/2013	300
Silver Cliff	CO		245,520	797,939	1,950	None	245,520	799,889	1,045,409	127,986		1/22/2013	300
Anthony	FL		259,074	1,353,588	None	None	259,074	1,353,588	1,612,662	160,175		1/24/2014	300
Baldwin	FL		252,938	995,062	None	None	252,938	995,062	1,248,000	134,333		8/22/2013	300
Bartow	FL		476,372	884,692	None	None	476,372	884,692	1,361,064	143,025		12/14/2012	300
Bradenton	FL		255,520	739,091	573	None	255,520	739,664	995,184	40,484		10/9/2015	300
Brandon	FL		605,652	1,124,782	None	None	605,652	1,124,782	1,730,434	181,840		12/14/2012	300
Cape Coral	FL		310,235	1,220,465	None	None	310,235	1,220,465	1,530,700	164,763		8/22/2013	300
Cape Coral	FL		299,371	1,177,729	None	None	299,371	1,177,729	1,477,100	158,993		8/22/2013	300
Casselberry	FL		314,673	1,237,927	None	None	314,673	1,237,927	1,552,600	167,120		8/22/2013	300
Century	FL		215,484	847,716	None	None	215,484	847,716	1,063,200	114,442		8/22/2013	300
Citrus Springs	FL		210,810	1,101,421	None	None	210,810	1,101,421	1,312,231	130,335		1/24/2014	300
Cottondale	FL		458,337	851,196	None	None	458,337	851,196	1,309,533	137,610		12/14/2012	300
Cross City	FL		308,087	1,609,668	None	None	308,087	1,609,668	1,917,755	190,477		1/24/2014	300
Crystal River	FL		432,782	803,739	None	None	432,782	803,739	1,236,521	129,938		12/14/2012	300
Daytona Beach	FL		315,423	1,240,877	None	None	315,423	1,240,877	1,556,300	167,518		8/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Debary	FL		257,762	1,014,038	None	None	257,762	1,014,038	1,271,800	136,895		8/22/2013	300
DeFuniak Springs	FL		282,063	1,109,637	None	None	282,063	1,109,637	1,391,700	149,801		8/22/2013	300
Deland	FL		471,921	1,168,367	None	None	471,921	1,168,367	1,640,288	138,257		1/24/2014	300
Destin	FL		420,175	2,195,293	None	None	420,175	2,195,293	2,615,468	259,776		1/24/2014	300
Dover	FL		432,677	1,071,208	None	None	432,677	1,071,208	1,503,885	126,760		1/24/2014	300
Dundee	FL		250,810	986,690	None	None	250,810	986,690	1,237,500	133,203		8/22/2013	300
Dunedin	FL		353,830	1,391,970	None	None	353,830	1,391,970	1,745,800	187,916		8/22/2013	300
Edgewater	FL		579,101	1,433,719	None	None	579,101	1,433,719	2,012,820	169,657		1/24/2014	300
Eustis	FL		572,540	1,417,475	None	None	572,540	1,417,475	1,990,015	167,735		1/24/2014	300
Fanning Springs	FL		440,000	1,647,482	None	None	440,000	1,647,482	2,087,482	194,952		1/24/2014	300
Fern Park	FL		663,492	1,232,199	None	None	663,492	1,232,199	1,895,691	199,206		12/14/2012	300
Florahome	FL		197,567	1,316,563	None	None	197,567	1,316,563	1,514,130	155,793		1/24/2014	300
Floral City	FL		259,079	1,019,221	None	None	259,079	1,019,221	1,278,300	137,595		8/22/2013	300
Fort Meade	FL		261,728	1,367,452	None	None	261,728	1,367,452	1,629,180	161,815		1/24/2014	300
Fort Myers	FL		352,006	1,384,794	None	None	352,006	1,384,794	1,736,800	186,947		8/22/2013	300
Fort Myers	FL		313,964	1,235,136	None	None	313,964	1,235,136	1,549,100	166,743		8/22/2013	300
Fort Myers	FL		282,549	1,111,551	None	None	282,549	1,111,551	1,394,100	150,059		8/22/2013	300
Ft White	FL		200,000	947,109	61,239	None	200,000	1,008,348	1,208,348	112,782		1/15/2014	300
Ft. Walton Beach	FL		294,345	1,157,955	None	None	294,345	1,157,955	1,452,300	156,324		8/22/2013	300
Ft. White	FL		204,195	803,305	None	None	204,195	803,305	1,007,500	108,446		8/22/2013	300
Gainesville	FL		491,957	913,635	None	None	491,957	913,635	1,405,592	147,704		12/14/2012	300
Gainesville	FL		578,261	1,431,639	None	None	578,261	1,431,639	2,009,900	169,411		1/24/2014	300
Gainesville	FL		868,725	1,621,793	None	None	868,725	1,621,793	2,490,518	191,912		1/24/2014	300
Greensboro	FL		185,185	1,234,053	None	None	185,185	1,234,053	1,419,238	146,030		1/24/2014	300
Groveland	FL		101,782	189,258	None	None	101,782	189,258	291,040	134,686		3/31/1999	300
Groveland	FL		730,550	1,363,839	None	None	730,550	1,363,839	2,094,389	161,388		1/24/2014	300
Hilliard	FL		461,328	1,499,315	None	None	461,328	1,499,315	1,960,643	237,392		1/22/2013	300
Holiday	FL		287,353	1,130,447	None	None	287,353	1,130,447	1,417,800	152,610		8/22/2013	300
Holiday	FL		296,473	1,166,327	None	None	296,473	1,166,327	1,462,800	157,454		8/22/2013	300
Homosassa	FL		331,697	1,733,022	None	None	331,697	1,733,022	2,064,719	205,074		1/24/2014	300
Hudson	FL		485,785	902,173	None	None	485,785	902,173	1,387,958	145,851		12/14/2012	300
Hudson	FL		917,578	1,712,997	None	None	917,578	1,712,997	2,630,575	202,705		1/24/2014	300
Immokalee	FL		659,438	1,224,671	None	None	659,438	1,224,671	1,884,109	222,482		6/1/2012	300
Inglis	FL		221,544	871,556	None	None	221,544	871,556	1,093,100	117,660		8/22/2013	300
Inglis	FL		231,860	1,545,090	None	None	231,860	1,545,090	1,776,950	182,836		1/24/2014	300
Jacksonville	FL		479,745	890,954	None	None	479,745	890,954	1,370,699	161,857		6/1/2012	300
Jacksonville	FL		635,245	1,179,740	None	None	635,245	1,179,740	1,814,985	190,725		12/14/2012	300
Jacksonville	FL		577,368	1,072,255	None	None	577,368	1,072,255	1,649,623	173,348		12/14/2012	300
Jacksonville	FL		774,832	1,438,974	None	None	774,832	1,438,974	2,213,806	232,634		12/14/2012	300
Jacksonville	FL		580,539	1,078,144	None	None	580,539	1,078,144	1,658,683	174,300		12/14/2012	300
Jacksonville	FL		484,992	1,576,223	None	None	484,992	1,576,223	2,061,215	249,569		1/22/2013	300
Jacksonville	FL		284,535	1,119,365	None	None	284,535	1,119,365	1,403,900	151,114		8/22/2013	300
Jacksonville	FL		316,457	1,244,943	None	None	316,457	1,244,943	1,561,400	168,067		8/22/2013	300
Jacksonville	FL		717,739	1,181,877	None	None	717,739	1,181,877	1,899,616	64,426		10/9/2015	300
Jacksonville	FL		501,314	806,878	None	None	501,314	806,878	1,308,192	45,173		10/9/2015	300
Jasper	FL		397,823	738,814	None	None	397,823	738,814	1,136,637	119,442		12/14/2012	300
Kissimmee	FL		283,238	1,114,262	None	None	283,238	1,114,262	1,397,500	150,425		8/22/2013	300
Kissimmee	FL		444,433	1,268,502	None	None	444,433	1,268,502	1,712,935	120,508		8/15/2014	300
Lake City	FL		262,680	1,372,428	None	None	262,680	1,372,428	1,635,108	162,404		1/24/2014	300
Lake City	FL		275,994	1,441,991	None	None	275,994	1,441,991	1,717,985	170,636		1/24/2014	300
Lakeland	FL		342,755	636,546	None	None	342,755	636,546	979,301	115,639		6/1/2012	300
Lakeland	FL		455,575	846,067	None	None	455,575	846,067	1,301,642	136,781		12/14/2012	300
Lakeland	FL		249,452	981,348	None	None	249,452	981,348	1,230,800	132,482		8/22/2013	300
Largo	FL		567,646	1,054,201	None	None	567,646	1,054,201	1,621,847	170,429		12/14/2012	300
Laurel Hill	FL		330,715	1,074,825	None	None	330,715	1,074,825	1,405,540	170,181		1/22/2013	300
Lawtey	FL		186,088	1,240,070	None	None	186,088	1,240,070	1,426,158	146,742		1/24/2014	300
Lehigh Acres	FL		560,116	1,040,215	None	None	560,116	1,040,215	1,600,331	168,168		12/14/2012	300
Lehigh Acres	FL		391,588	1,540,512	None	None	391,588	1,540,512	1,932,100	207,969		8/22/2013	300
Masaryktown	FL		290,081	1,141,181	None	None	290,081	1,141,181	1,431,262	161,667		6/10/2013	300
Mascotte	FL		279,063	1,097,837	None	None	279,063	1,097,837	1,376,900	148,208		8/22/2013	300
Miami	FL		648,087	1,203,591	None	None	648,087	1,203,591	1,851,678	194,581		12/14/2012	300
Micco	FL		276,043	1,085,957	None	None	276,043	1,085,957	1,362,000	146,604		8/22/2013	300
Milton	FL		150,059	784,013	None	None	150,059	784,013	934,072	92,775		1/24/2014	300
Milton	FL		660,000	1,295,281	None	None	660,000	1,295,281	1,955,281	153,275		1/24/2014	300
Monticello	FL		335,167	1,751,150	None	None	335,167	1,751,150	2,086,317	207,219		1/24/2014	300
Ocala	FL		482,475	896,026	None	None	482,475	896,026	1,378,501	144,858		12/14/2012	300
Ocala	FL		258,877	1,018,423	None	None	258,877	1,018,423	1,277,300	137,487		8/22/2013	300
Ocala	FL		500,472	1,239,053	None	None	500,472	1,239,053	1,739,525	146,621		1/24/2014	300
Ocala	FL		470,580	1,165,046	None	None	470,580	1,165,046	1,635,626	137,864		1/24/2014	300
Ocklawaha	FL		261,265	1,365,037	None	None	261,265	1,365,037	1,626,302	161,529		1/24/2014	300
Opa Locka	FL		665,870	1,236,615	None	None	665,870	1,236,615	1,902,485	224,652		6/1/2012	300
Orlando	FL		351,337	1,382,163	None	None	351,337	1,382,163	1,733,500	186,592		8/22/2013	300
Orlando	FL		401,945	1,560,171	None	None	401,945	1,560,171	1,962,116	96,211		8/22/2013	300
Pace	FL		322,488	798,404	None	None	322,488	798,404	1,120,892	94,478		1/24/2014	300
Palatka	FL		311,775	1,226,525	None	None	311,775	1,226,525	1,538,300	165,581		8/22/2013	300
Palm Bay	FL		290,940	1,144,560	None	None	290,940	1,144,560	1,435,500	154,516		8/22/2013	300
Panama City	FL		468,060	869,253	None	None	468,060	869,253	1,337,313	140,529		12/14/2012	300
Panama City	FL		462,383	1,144,753	None	None	462,383	1,144,753	1,607,136	135,462		1/24/2014	300
Panama City	FL		486,671	1,204,883	None	None	486,671	1,204,883	1,691,554	142,578		1/24/2014	300
Pensacola	FL		324,665	1,166,541	None	None	324,665	1,166,541	1,491,206	61,733		10/9/2015	300
Perry	FL		244,021	959,979	None	None	244,021	959,979	1,204,000	129,597		8/22/2013	300
Perry	FL		213,916	1,117,652	None	None	213,916	1,117,652	1,331,568	132,255		1/24/2014	300
Pinellas Park	FL		324,807	1,277,793	None	None	324,807	1,277,793	1,602,600	172,502		8/22/2013	300
Port St Joe	FL		950,000	2,678,477	None	None	950,000	2,678,477	3,628,477	316,953		1/31/2014	300
Punta Gorda	FL		544,349	1,347,680	None	None	544,349	1,347,680	1,892,029	159,475		1/24/2014	300
Riverview	FL		318,240	1,251,960	None	None	318,240	1,251,960	1,570,200	169,015		8/22/2013	300
Riviera Beach	FL		395,095	1,554,305	None	None	395,095	1,554,305	1,949,400	209,831		8/22/2013	300
Rockledge	FL		246,149	968,351	None	None	246,149	968,351	1,214,500	130,727		8/22/2013	300
Saint Cloud	FL		403,749	1,588,351	None	None	403,749	1,588,351	1,992,100	214,427		8/22/2013	300
San Antonio	FL		258,167	1,015,633	None	None	258,167	1,015,633	1,273,800	137,110		8/22/2013	300
San Mateo	FL		455,279	1,479,656	None	None	455,279	1,479,656	1,934,935	234,279		1/22/2013	300
Santa Rosa Beach	FL		316,256	1,652,348	None	None	316,256	1,652,348	1,968,604	195,528		1/24/2014	300
Seminole	FL		541,317	1,005,304	None	None	541,317	1,005,304	1,546,621	162,524		12/14/2012	300
Sneads	FL		222,497	875,303	None	None	222,497	875,303	1,097,800	118,166		8/22/2013	300
Sorrento	FL		253,303	996,497	None	None	253,303	996,497	1,249,800	134,527		8/22/2013	300
South Daytona	FL		652,903	1,212,534	None	None	652,903	1,212,534	1,865,437	196,026		12/14/2012	300
Spring Hill	FL		315,224	1,286,099	None	None	315,224	1,286,099	1,601,323	186,484		5/23/2013	300
Spring Hill	FL		314,531	1,237,369	None	None	314,531	1,237,369	1,551,900	167,045		8/22/2013	300
Tampa	FL		559,416	1,038,915	None	None	559,416	1,038,915	1,598,331	188,736		6/1/2012	300
Tampa	FL		552,447	1,025,973	None	None	552,447	1,025,973	1,578,420	186,385		6/1/2012	300
Tampa	FL		549,314	1,020,154	None	None	549,314	1,020,154	1,569,468	164,925		12/14/2012	300
Tampa	FL		611,153	1,134,998	None	None	611,153	1,134,998	1,746,151	183,491		12/14/2012	300
Tampa	FL		634,199	1,177,799	None	None	634,199	1,177,799	1,811,998	190,411		12/14/2012	300
Tampa	FL		378,121	1,228,892	12,109	None	378,121	1,241,001	1,619,122	195,954		1/22/2013	300
Tavares	FL		534,612	1,323,575	None	None	534,612	1,323,575	1,858,187	156,623		1/24/2014	300
Temple Terrace	FL		666,400	1,237,599	None	None	666,400	1,237,599	1,903,999	224,831		6/1/2012	300
Waldo	FL		150,203	1,000,934	None	None	150,203	1,000,934	1,151,137	118,444		1/24/2014	300
Webster	FL		244,703	962,663	12,302	None	244,703	974,965	1,219,668	131,969		8/2/2013	300
Weirsdale	FL		440,625	1,090,885	None	None	440,625	1,090,885	1,531,510	129,088		1/24/2014	300
Wildwood	FL		553,758	1,370,976	None	None	553,758	1,370,976	1,924,734	162,232		1/24/2014	300
Winter Haven	FL		441,079	819,148	None	None	441,079	819,148	1,260,227	148,812		6/1/2012	300
Winter Haven	FL		437,109	811,775	None	None	437,109	811,775	1,248,884	131,237		12/14/2012	300
Winter Springs	FL		336,947	1,325,553	None	None	336,947	1,325,553	1,662,500	178,950		8/22/2013	300
Yulee	FL		331,698	1,304,902	None	None	331,698	1,304,902	1,636,600	176,162		8/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Zephyrhills	FL		304,398	1,197,502	None	None	304,398	1,197,502	1,501,900	161,663		8/22/2013	300
Zolfo Springs	FL		420,000	1,144,259	None	None	420,000	1,144,259	1,564,259	135,404		1/24/2014	300
Athens	GA		396,815	982,422	None	None	396,815	982,422	1,379,237	116,253		1/24/2014	300
Atlanta	GA		368,101	1,045,807	None	None	368,101	1,045,807	1,413,908	127,240		12/4/2013	300
Atlanta	GA		386,653	1,098,516	None	None	386,653	1,098,516	1,485,169	122,668		3/28/2014	300
Atlanta	GA		477,551	1,363,030	None	None	477,551	1,363,030	1,840,581	129,488		8/1/2014	300
Auburn	GA		234,333	921,867	None	None	234,333	921,867	1,156,200	124,452		8/22/2013	300
Augusta	GA		572,784	1,063,741	None	None	572,784	1,063,741	1,636,525	193,246		6/1/2012	300
Augusta	GA		396,046	735,513	None	None	396,046	735,513	1,131,559	118,908		12/14/2012	300
Augusta	GA		244,244	960,856	None	None	244,244	960,856	1,205,100	129,716		8/22/2013	300
Augusta	GA		240,656	946,744	None	None	240,656	946,744	1,187,400	127,810		8/22/2013	300
Bogart	GA		341,583	970,468	None	None	341,583	970,468	1,312,051	118,074		12/4/2013	300
Brooklet	GA		189,211	988,573	None	None	189,211	988,573	1,177,784	116,981		1/24/2014	300
Brunswick	GA		525,784	976,455	None	None	525,784	976,455	1,502,239	157,860		12/14/2012	300
Brunswick	GA		374,722	695,913	None	None	374,722	695,913	1,070,635	112,506		12/14/2012	300
Carrollton	GA		184,110	724,290	None	None	184,110	724,290	908,400	97,779		8/22/2013	300
Carrollton	GA		266,882	1,049,918	None	None	266,882	1,049,918	1,316,800	141,739		8/22/2013	300
Collins	GA		120,219	876,179	None	None	120,219	876,179	996,398	103,681		1/31/2014	300
Conyers	GA		737,753	1,370,114	None	None	737,753	1,370,114	2,107,867	248,904		6/1/2012	300
Dalton	GA		401,120	748,837	None	None	401,120	748,837	1,149,957	88,612		1/24/2014	300
Dawson	GA		413,732	768,359	None	None	413,732	768,359	1,182,091	124,218		12/14/2012	300
Dewy Rose	GA		190,003	747,472	None	None	190,003	747,472	937,475	100,909		8/20/2013	300
Dexter	GA		58,236	424,437	22,815	None	58,236	447,252	505,488	58,676		12/20/2013	300
Dublin	GA		208,680	1,008,938	None	None	208,680	1,008,938	1,217,618	119,391		1/31/2014	300
Elberton	GA		194,222	764,071	None	None	194,222	764,071	958,293	103,150		8/20/2013	300
Forest Park	GA		288,001	1,132,999	None	None	288,001	1,132,999	1,421,000	152,955		8/22/2013	300
Glennville	GA		245,706	966,610	None	None	245,706	966,610	1,212,316	133,714		7/3/2013	300
Gordon	GA		179,124	704,676	None	None	179,124	704,676	883,800	95,131		8/22/2013	300
Greenville	GA		170,000	880,648	None	None	170,000	880,648	1,050,648	104,210		1/24/2014	300
Hartwell	GA		222,699	876,101	None	None	222,699	876,101	1,098,800	118,274		8/22/2013	300
Hoschton	GA		312,038	1,227,562	None	None	312,038	1,227,562	1,539,600	165,721		8/22/2013	300
Irwinton	GA		331,310	1,076,757	None	None	331,310	1,076,757	1,408,067	170,487		1/22/2013	300
Jonesboro	GA		316,862	1,246,538	None	None	316,862	1,246,538	1,563,400	168,283		8/22/2013	300
LaGrange	GA		270,000	831,559	None	None	270,000	831,559	1,101,559	98,401		1/31/2014	300
Lilburn	GA		323,652	1,273,248	None	None	323,652	1,273,248	1,596,900	171,889		8/22/2013	300
Ludowici	GA		344,543	1,119,765	12,235	None	344,543	1,132,000	1,476,543	184,523		1/22/2013	300
Macon	GA		245,825	967,075	None	None	245,825	967,075	1,212,900	130,555		8/22/2013	300
Marietta	GA		289,116	1,137,384	None	None	289,116	1,137,384	1,426,500	153,547		8/22/2013	300
Midway	GA		243,028	956,072	None	None	243,028	956,072	1,199,100	129,070		8/22/2013	300
Milledgeville	GA		245,290	696,890	None	None	245,290	696,890	942,180	82,465		1/31/2014	300
Monticello	GA		146,301	1,066,274	None	None	146,301	1,066,274	1,212,575	119,067		3/28/2014	300
Nicholls	GA		198,723	781,777	None	None	198,723	781,777	980,500	105,540		8/22/2013	300
Pooler	GA		279,935	1,101,265	None	None	279,935	1,101,265	1,381,200	148,671		8/22/2013	300
Powder Springs	GA		290,373	1,142,327	None	None	290,373	1,142,327	1,432,700	154,214		8/22/2013	300
Resaca	GA		600,000	2,830,403	None	None	600,000	2,830,403	3,430,403	334,931		1/31/2014	300
Richmond Hill	GA		297,203	1,169,197	None	None	297,203	1,169,197	1,466,400	157,842		8/22/2013	300
Savannah	GA		450,992	1,774,208	None	None	450,992	1,774,208	2,225,200	239,518		8/22/2013	300
Screven	GA		198,288	780,067	None	None	198,288	780,067	978,355	105,309		8/8/2013	300
Stockbridge	GA		348,721	863,351	None	None	348,721	863,351	1,212,072	102,163		1/24/2014	300
Talbotton	GA		128,449	855,969	None	None	128,449	855,969	984,418	101,290		1/24/2014	300
Thomasville	GA		407,954	757,629	None	None	407,954	757,629	1,165,583	122,483		12/14/2012	300
Tifton	GA		202,011	824,197	None	None	202,011	824,197	1,026,208	119,509		5/23/2013	300
Uvalda	GA		187,576	737,924	None	None	187,576	737,924	925,500	99,620		8/22/2013	300
Vienna	GA		340,000	2,529,310	None	None	340,000	2,529,310	2,869,310	299,302		1/31/2014	300
Warrenton	GA		298,668	554,669	None	None	298,668	554,669	853,337	89,671		12/14/2012	300
Waycross	GA		417,843	775,994	None	None	417,843	775,994	1,193,837	125,452		12/14/2012	300
Waynesville	GA		132,112	880,378	None	None	132,112	880,378	1,012,490	104,178		1/24/2014	300
Whigham	GA		123,430	822,527	None	None	123,430	822,527	945,957	97,332		1/24/2014	300
Wrightsville	GA		274,254	509,328	None	None	274,254	509,328	783,582	82,341		12/14/2012	300
Wrightsville	GA		166,239	868,552	None	None	166,239	868,552	1,034,791	102,779		1/24/2014	300
Des Moines	IA		455,336	845,625	None	None	455,336	845,625	1,300,961	153,622		6/1/2012	300
Des Moines	IA		214,167	842,533	None	None	214,167	842,533	1,056,700	113,742		8/22/2013	300
Mason City	IA		242,135	449,678	None	None	242,135	449,678	691,813	81,692		6/1/2012	300
Montrose	IA		307,533	999,483	None	None	307,533	999,483	1,307,016	158,251		1/22/2013	300
Waterloo	IA		366,422	1,190,872	None	None	366,422	1,190,872	1,557,294	188,555		1/22/2013	300
Calumet City	IL		561,828	1,043,394	None	None	561,828	1,043,394	1,605,222	189,550		6/1/2012	300
Catlin	IL		373,096	1,212,561	None	None	373,096	1,212,561	1,585,657	191,989		1/22/2013	300
Cerro Gordo	IL		312,718	1,016,334	None	None	312,718	1,016,334	1,329,052	160,920		1/22/2013	300
Columbia	IL		383,895	1,247,660	None	None	383,895	1,247,660	1,631,555	197,546		1/22/2013	300
Dwight	IL		355,224	659,701	None	None	355,224	659,701	1,014,925	106,652		12/14/2012	300
East Saint Louis	IL		564,367	1,048,111	None	None	564,367	1,048,111	1,612,478	169,445		12/14/2012	300
Farina	IL		161,831	1,078,428	None	None	161,831	1,078,428	1,240,259	127,614		1/24/2014	300
Galesburg	IL		325,959	605,353	None	None	325,959	605,353	931,312	109,972		6/1/2012	300
Gillespie	IL		346,508	1,126,153	None	None	346,508	1,126,153	1,472,661	178,308		1/22/2013	300
Goreville	IL		175,538	690,566	None	None	175,538	690,566	866,104	90,925		9/13/2013	300
Harvey	IL		356,530	662,127	None	None	356,530	662,127	1,018,657	107,044		12/14/2012	300
Joliet	IL		396,961	737,212	None	None	396,961	737,212	1,134,173	119,183		12/14/2012	300
La Salle	IL		457,726	1,487,609	None	None	457,726	1,487,609	1,945,335	235,538		1/22/2013	300
Marseilles	IL		364,551	1,184,791	None	None	364,551	1,184,791	1,549,342	187,592		1/22/2013	300
Metropolis	IL		522,911	971,120	None	None	522,911	971,120	1,494,031	156,998		12/14/2012	300
Mount Zion	IL		344,938	1,121,050	1,723	None	344,938	1,122,773	1,467,711	177,697		1/22/2013	300
Peoria	IL		378,198	702,367	None	None	378,198	702,367	1,080,565	127,597		6/1/2012	300
Quincy	IL		351,325	869,798	None	None	351,325	869,798	1,221,123	102,926		1/24/2014	300
Virden	IL		546,679	1,015,261	None	None	546,679	1,015,261	1,561,940	164,134		12/14/2012	300
Anderson	IN		634,963	1,179,216	None	None	634,963	1,179,216	1,814,179	190,640		12/14/2012	300
Anderson	IN		335,312	830,155	None	None	335,312	830,155	1,165,467	98,235		1/24/2014	300
Indianapolis	IN		454,789	844,607	None	None	454,789	844,607	1,299,396	153,437		6/1/2012	300
Muncie	IN		347,731	860,902	None	None	347,731	860,902	1,208,633	101,873		1/24/2014	300
Muncie	IN		327,861	811,707	None	None	327,861	811,707	1,139,568	96,052		1/24/2014	300
New Albany	IN		437,343	812,209	None	None	437,343	812,209	1,249,552	131,307		12/14/2012	300
New Carlisle	IN		210,347	1,099,005	None	None	210,347	1,099,005	1,309,352	130,049		1/24/2014	300
Oxford	IN		60,000	940,000	None	None	60,000	940,000	1,000,000	111,233		1/24/2014	300
Parker City	IN		266,530	494,983	None	None	266,530	494,983	761,513	89,922		6/1/2012	300
Rockport	IN		203,782	378,451	None	None	203,782	378,451	582,233	61,183		12/14/2012	300
South Bend	IN		507,845	943,140	None	None	507,845	943,140	1,450,985	152,474		12/14/2012	300
Arma	KS		170,875	793,860	None	None	170,875	793,860	964,735	138,925		8/30/2012	300
Basehor	KS		171,627	872,548	None	None	171,627	872,548	1,044,175	152,696		8/30/2012	300
Burlington	KS		173,930	806,439	None	None	173,930	806,439	980,369	141,127		8/30/2012	300
Cheney	KS		161,300	770,354	None	None	161,300	770,354	931,654	134,812		8/30/2012	300
Cherryvale	KS		90,248	811,836	None	None	90,248	811,836	902,084	142,071		8/30/2012	300
Coffeyville	KS		519,254	964,328	None	None	519,254	964,328	1,483,582	155,900		12/14/2012	300
Edwardsville	KS		161,785	906,004	None	None	161,785	906,004	1,067,789	158,551		8/30/2012	300
Elkhart	KS		119,882	848,233	None	None	119,882	848,233	968,115	148,441		8/30/2012	300
Elwood	KS		273,826	677,929	None	None	273,826	677,929	951,755	80,222		1/24/2014	300
Fort Scott	KS		486,062	752,183	None	None	486,062	752,183	1,238,245	126,617		10/31/2012	300
Fredonia	KS		412,134	637,779	None	None	412,134	637,779	1,049,913	107,359		10/31/2012	300
Galena	KS		419,578	649,300	None	None	419,578	649,300	1,068,878	109,299		10/31/2012	300
Girard	KS		129,389	862,237	None	None	129,389	862,237	991,626	102,031		1/24/2014	300
Great Bend	KS		190,000	886,627	None	None	190,000	886,627	1,076,627	36,943		12/15/2015	300
Herington	KS		200,000	1,101,329	None	None	200,000	1,101,329	1,301,329	45,889		12/15/2015	300
Horton	KS		101,571	844,142	None	None	101,571	844,142	945,713	147,725		8/30/2012	300
Hoxie	KS		393,962	609,658	None	None	393,962	609,658	1,003,620	102,626		10/31/2012	300
Independence	KS		370,000	671,122	None	None	370,000	671,122	1,041,122	112,972		10/31/2012	300
Kansas City	KS		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	194,681		6/1/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kansas City	KS		140,147	922,934	None	None	140,147	922,934	1,063,081	161,513		8/30/2012	300
Kansas City	KS		147,689	581,011	None	None	147,689	581,011	728,700	78,436		8/22/2013	300
Lawrence	KS		236,948	965,247	None	None	236,948	965,247	1,202,195	168,918		8/30/2012	300
Leavenworth	KS		430,140	665,644	None	None	430,140	665,644	1,095,784	112,050		10/31/2012	300
Liberal	KS		394,833	611,006	None	None	394,833	611,006	1,005,839	102,853		10/31/2012	300
Lyndon	KS		100,642	822,510	None	None	100,642	822,510	923,152	143,939		8/30/2012	300
Neodesha	KS		124,388	867,203	None	None	124,388	867,203	991,591	151,761		8/30/2012	300
Newton	KS		110,986	873,540	None	None	110,986	873,540	984,526	152,869		8/30/2012	300
Norton	KS		142,749	951,265	None	None	142,749	951,265	1,094,014	112,566		1/24/2014	300
Oskaloosa	KS		152,298	1,014,896	None	None	152,298	1,014,896	1,167,194	120,096		1/24/2014	300
Phillipsburg	KS		146,172	974,073	None	None	146,172	974,073	1,120,245	115,265		1/24/2014	300
Salina	KS		194,508	889,894	None	None	194,508	889,894	1,084,402	155,731		8/30/2012	300
Topeka	KS		395,822	612,536	None	None	395,822	612,536	1,008,358	103,110		10/31/2012	300
Wakeeney	KS		124,960	832,723	None	None	124,960	832,723	957,683	98,539		1/24/2014	300
Washington	KS		81,586	828,885	None	None	81,586	828,885	910,471	145,055		8/30/2012	300
Wichita	KS		533,216	825,154	None	None	533,216	825,154	1,358,370	138,901		10/31/2012	300
Wichita	KS		530,000	901,373	None	None	530,000	901,373	1,431,373	151,731		10/31/2012	300
Wichita	KS		625,585	968,095	None	None	625,585	968,095	1,593,680	162,963		10/31/2012	300
Wichita	KS		541,521	838,007	None	None	541,521	838,007	1,379,528	141,064		10/31/2012	300
Wichita	KS		498,745	771,810	None	None	498,745	771,810	1,270,555	129,921		10/31/2012	300
Benton	KY		132,553	883,318	None	None	132,553	883,318	1,015,871	104,526		1/24/2014	300
Bronston	KY		297,256	966,082	None	None	297,256	966,082	1,263,338	152,963		1/22/2013	300
Corydon	KY		161,985	766,073	None	None	161,985	766,073	928,058	90,652		1/24/2014	300
Dayton	KY		141,508	508,446	None	None	141,508	508,446	649,954	26,907		10/9/2015	300
Dorton	KY		283,556	921,558	None	None	283,556	921,558	1,205,114	145,913		1/22/2013	300
Fordsville	KY		130,000	785,971	None	None	130,000	785,971	915,971	93,007		1/24/2014	300
Ledbetter	KY		100,000	771,540	None	None	100,000	771,540	871,540	91,299		1/24/2014	300
Louisville	KY		499,759	928,124	None	None	499,759	928,124	1,427,883	150,047		12/14/2012	300
Louisville	KY		265,221	1,043,379	None	None	265,221	1,043,379	1,308,600	140,856		8/22/2013	300
Louisville	KY		251,195	988,205	None	None	251,195	988,205	1,239,400	133,408		8/22/2013	300
Louisville	KY		456,605	1,297,257	None	None	456,605	1,297,257	1,753,862	166,481		10/11/2013	300
Louisville	KY		409,904	1,164,574	None	None	409,904	1,164,574	1,574,478	122,280		5/28/2014	300
Mount Vernon	KY		470,619	874,008	None	None	470,619	874,008	1,344,627	141,298		12/14/2012	300
Paducah	KY		200,750	789,750	None	None	200,750	789,750	990,500	106,616		8/22/2013	300
Prestonsburg	KY		223,906	1,082,554	None	None	223,906	1,082,554	1,306,460	138,928		10/11/2013	300
Providence	KY		199,919	786,481	None	None	199,919	786,481	986,400	106,175		8/22/2013	300
Radcliff	KY		280,806	1,104,694	None	None	280,806	1,104,694	1,385,500	149,134		8/22/2013	300
Sacramento	KY		113,547	756,668	None	None	113,547	756,668	870,215	89,539		1/24/2014	300
Somerset	KY		456,467	847,725	None	None	456,467	847,725	1,304,192	154,003		6/1/2012	300
Somerset	KY		330,419	818,041	None	None	330,419	818,041	1,148,460	96,802		1/24/2014	300
Wingo	KY		106,789	711,629	None	None	106,789	711,629	818,418	84,209		1/24/2014	300
Abbeville	LA		386,990	1,257,716	None	None	386,990	1,257,716	1,644,706	199,138		1/22/2013	300
Bastrop	LA		179,126	935,881	None	None	179,126	935,881	1,115,007	110,746		1/24/2014	300
Baton Rouge	LA		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	189,984		6/1/2012	300
Baton Rouge	LA		433,213	804,539	None	None	433,213	804,539	1,237,752	130,067		12/14/2012	300
Baton Rouge	LA		279,327	1,098,873	None	None	279,327	1,098,873	1,378,200	148,348		8/22/2013	300
Baton Rouge	LA		188,485	535,504	20,913	None	188,485	556,417	744,902	70,229		12/20/2013	300
Baton Rouge	LA		342,664	848,357	None	None	342,664	848,357	1,191,021	100,389		1/24/2014	300
Baton Rouge	LA		422,535	1,046,098	None	None	422,535	1,046,098	1,468,633	123,788		1/24/2014	300
Blanchard	LA		177,898	860,109	56,090	None	177,898	916,199	1,094,097	113,692		12/20/2013	300
Colfax	LA		148,313	583,465	None	None	148,313	583,465	731,778	78,768		8/21/2013	300
Deridder	LA		250,446	985,254	None	None	250,446	985,254	1,235,700	133,009		8/22/2013	300
Dixie Inn	LA		318,870	592,187	None	None	318,870	592,187	911,057	95,737		12/14/2012	300
Duson	LA		355,640	1,155,831	None	None	355,640	1,155,831	1,511,471	183,007		1/22/2013	300
Florien	LA		323,203	1,050,409	None	None	323,203	1,050,409	1,373,612	166,315		1/22/2013	300
Franklinton	LA		150,109	1,000,309	None	None	150,109	1,000,309	1,150,418	118,370		1/24/2014	300
Geismar	LA		489,660	909,368	None	None	489,660	909,368	1,399,028	147,015		12/14/2012	300
Gretna	LA		880,000	839,022	None	None	880,000	839,022	1,719,022	99,284		1/24/2014	300
Hammond	LA		417,284	774,955	None	None	417,284	774,955	1,192,239	140,784		6/1/2012	300
Lafayette	LA		402,767	1,308,994	None	None	402,767	1,308,994	1,711,761	207,257		1/22/2013	300
Lafayette	LA		262,452	745,651	31,902	None	262,452	777,553	1,040,005	96,706		12/20/2013	300
Lafitte	LA		259,861	1,228,959	None	None	259,861	1,228,959	1,488,820	145,427		1/24/2014	300
Logansport	LA		494,202	917,805	None	None	494,202	917,805	1,412,007	148,378		12/14/2012	300
Many	LA		199,395	1,041,784	None	None	199,395	1,041,784	1,241,179	123,278		1/24/2014	300
Melville	LA		367,000	1,192,748	None	None	367,000	1,192,748	1,559,748	188,852		1/22/2013	300
Minden	LA		339,679	630,832	None	None	339,679	630,832	970,511	114,601		6/1/2012	300
Monroe	LA		667,232	1,073,926	None	None	667,232	1,073,926	1,741,158	60,123		10/9/2015	300
Moreauville	LA		186,423	974,008	None	None	186,423	974,008	1,160,431	115,258		1/24/2014	300
Morse	LA		352,771	1,146,506	None	None	352,771	1,146,506	1,499,277	181,530		1/22/2013	300
Natchitoches	LA		250,162	984,138	None	None	250,162	984,138	1,234,300	132,859		8/22/2013	300
Opelousas	LA		350,277	1,138,401	None	None	350,277	1,138,401	1,488,678	180,247		1/22/2013	300
Opelousas	LA		365,368	1,187,446	None	None	365,368	1,187,446	1,552,814	188,012		1/22/2013	300
Port Vincent	LA		398,039	1,293,627	None	None	398,039	1,293,627	1,691,666	204,824		1/22/2013	300
Robeline	LA		329,964	1,072,382	None	None	329,964	1,072,382	1,402,346	169,794		1/22/2013	300
Saint Bernard	LA		447,884	831,784	None	None	447,884	831,784	1,279,668	151,107		6/1/2012	300
Shreveport	LA		605,336	1,124,196	None	None	605,336	1,124,196	1,729,532	204,229		6/1/2012	300
Shreveport	LA		719,595	1,336,390	None	None	719,595	1,336,390	2,055,985	216,050		12/14/2012	300
Sibley	LA		180,316	942,101	None	None	180,316	942,101	1,122,417	111,482		1/24/2014	300
Tallulah	LA		287,313	473,108	None	None	287,313	473,108	760,421	25,790		10/9/2015	300
Violet	LA		342,764	848,603	None	None	342,764	848,603	1,191,367	100,418		1/24/2014	300
West Monroe	LA		362,591	1,178,420	None	None	362,591	1,178,420	1,541,011	186,583		1/22/2013	300
West Monroe	LA		262,241	1,031,659	None	None	262,241	1,031,659	1,293,900	139,274		8/22/2013	300
West Monroe	LA		160,000	755,108	None	None	160,000	755,108	915,108	89,354		1/24/2014	300
Pittsfield	MA		350,000	1,195,114	None	None	350,000	1,195,114	1,545,114	49,796		12/15/2015	300
Alanson	MI		314,390	1,021,767	5,337	None	314,390	1,027,104	1,341,494	162,080		1/22/2013	300
Bangor	MI		513,772	954,149	None	None	513,772	954,149	1,467,921	173,337		6/1/2012	300
Battle Creek	MI		438,869	815,042	None	None	438,869	815,042	1,253,911	148,066		6/1/2012	300
Beaverton	MI		242,135	449,678	None	None	242,135	449,678	691,813	81,692		6/1/2012	300
Brockway	MI		248,856	462,160	None	None	248,856	462,160	711,016	83,959		6/1/2012	300
Buckley	MI		296,289	962,940	None	None	296,289	962,940	1,259,229	152,466		1/22/2013	300
Clinton	MI		326,088	1,059,786	None	None	326,088	1,059,786	1,385,874	167,799		1/22/2013	300
Copemish	MI		292,975	952,167	None	None	292,975	952,167	1,245,142	150,760		1/22/2013	300
Croswell	MI		387,461	719,571	None	None	387,461	719,571	1,107,032	130,722		6/1/2012	300
Dearborn	MI		522,650	970,637	None	None	522,650	970,637	1,493,287	176,332		6/1/2012	300
Detroit	MI		264,876	860,847	5,054	None	264,876	865,901	1,130,777	139,151		1/22/2013	300
Farmington	MI		325,172	1,279,228	None	None	325,172	1,279,228	1,604,400	172,696		8/22/2013	300
Flat Rock	MI		264,268	1,039,632	None	None	264,268	1,039,632	1,303,900	140,350		8/22/2013	300
Flint	MI		510,751	948,537	None	None	510,751	948,537	1,459,288	172,318		6/1/2012	300
Gladwin	MI		265,925	864,258	None	None	265,925	864,258	1,130,183	136,841		1/22/2013	300
Grand Rapids	MI		526,567	977,911	None	None	526,567	977,911	1,504,478	158,096		12/14/2012	300
Grand Rapids	MI		225,609	363,123	None	None	225,609	363,123	588,732	20,329		10/9/2015	300
Jackson	MI		473,329	879,039	None	None	473,329	879,039	1,352,368	159,692		6/1/2012	300
Jackson	MI		592,388	1,100,149	None	None	592,388	1,100,149	1,692,537	177,857		12/14/2012	300
Litchfield	MI		314,519	1,022,185	None	None	314,519	1,022,185	1,336,704	161,846		1/22/2013	300
Mancelona	MI		294,344	956,617	None	None	294,344	956,617	1,250,961	151,464		1/22/2013	300
Marion	MI		354,869	659,042	None	None	354,869	659,042	1,013,911	106,545		12/14/2012	300
Muskegon	MI		318,001	1,033,502	None	None	318,001	1,033,502	1,351,503	163,638		1/22/2013	300
New Baltimore	MI		237,040	932,516	None	None	237,040	932,516	1,169,556	132,107		6/25/2013	300
Onaway	MI		510,098	947,326	None	None	510,098	947,326	1,457,424	153,151		12/14/2012	300
Pinckney	MI		305,815	993,898	None	None	305,815	993,898	1,299,713	157,367		1/22/2013	300
Romulus	MI		578,474	1,074,310	None	None	578,474	1,074,310	1,652,784	195,166		6/1/2012	300
Sheridan	MI		307,737	1,000,144	None	None	307,737	1,000,144	1,307,881	158,356		1/22/2013	300
Spring Arbor	MI		325,553	1,058,048	None	None	325,553	1,058,048	1,383,601	167,524		1/22/2013	300
St John’s	MI		324,325	1,054,055	None	None	324,325	1,054,055	1,378,380	166,892		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Tekonsha	MI		269,258	875,089	None	None	269,258	875,089	1,144,347	138,556		1/22/2013	300
Wellston	MI		270,942	880,562	None	None	270,942	880,562	1,151,504	139,422		1/22/2013	300
Advance	MO		327,985	1,065,951	None	None	327,985	1,065,951	1,393,936	168,776		1/22/2013	300
Bonne Terre	MO		254,437	826,921	None	None	254,437	826,921	1,081,358	130,929		1/22/2013	300
Buckner	MO		188,702	985,916	None	None	188,702	985,916	1,174,618	116,667		1/24/2014	300
Cole Camp	MO		296,537	963,746	None	None	296,537	963,746	1,260,283	152,593		1/22/2013	300
Crocker	MO		139,188	927,532	None	None	139,188	927,532	1,066,720	109,758		1/24/2014	300
Garden City	MO		139,163	927,369	None	None	139,163	927,369	1,066,532	109,739		1/24/2014	300
Jackson	MO		396,040	1,287,131	None	None	396,040	1,287,131	1,683,171	203,796		1/22/2013	300
Jackson	MO		201,264	791,776	None	None	201,264	791,776	993,040	104,250		9/13/2013	300
Kansas City	MO		443,895	824,377	None	None	443,895	824,377	1,268,272	149,762		6/1/2012	300
Kansas City	MO		557,439	1,035,244	None	None	557,439	1,035,244	1,592,683	188,069		6/1/2012	300
Kansas City	MO		414,347	641,204	None	None	414,347	641,204	1,055,551	107,936		10/31/2012	300
Kansas City	MO		277,016	995,336	None	None	277,016	995,336	1,272,352	52,673		10/9/2015	300
Louisiana	MO		186,741	734,640	None	None	186,741	734,640	921,381	104,074		6/28/2013	300
Mansfield	MO		152,932	1,019,125	None	None	152,932	1,019,125	1,172,057	120,596		1/24/2014	300
Oronogo	MO		327,756	1,065,207	None	None	327,756	1,065,207	1,392,963	168,658		1/22/2013	300
Queen City	MO		309,915	1,007,222	None	None	309,915	1,007,222	1,317,137	159,477		1/22/2013	300
Richland	MO		137,522	916,435	None	None	137,522	916,435	1,053,957	108,445		1/24/2014	300
Rolla	MO		340,000	899,367	None	None	340,000	899,367	1,239,367	106,425		1/24/2014	300
Russellville	MO		122,033	813,218	None	None	122,033	813,218	935,251	96,231		1/24/2014	300
Sikeston	MO		409,114	2,005,416	None	2,579	409,114	2,007,995	2,417,109	1,200,948		1/24/2002	300
St. Louis	MO		647,256	1,202,046	None	None	647,256	1,202,046	1,849,302	218,372		6/1/2012	300
Unionville	MO		324,616	1,055,004	None	None	324,616	1,055,004	1,379,620	167,042		1/22/2013	300
Amory	MS		191,439	1,000,215	None	None	191,439	1,000,215	1,191,654	118,359		1/24/2014	300
Belzoni	MS		222,063	873,597	None	None	222,063	873,597	1,095,660	120,848		7/24/2013	300
Brookhaven	MS		198,152	779,533	None	None	198,152	779,533	977,685	102,638		9/30/2013	300
Brooksville	MS		114,899	765,676	None	None	114,899	765,676	880,575	90,605		1/24/2014	300
Canton	MS		960,000	2,510,516	None	None	960,000	2,510,516	3,470,516	297,078		1/31/2014	300
Coldwater	MS		169,202	884,035	None	None	169,202	884,035	1,053,237	104,611		1/24/2014	300
Crenshaw	MS		129,543	863,263	None	None	129,543	863,263	992,806	102,153		1/24/2014	300
Durant	MS		259,403	1,020,492	None	None	259,403	1,020,492	1,279,895	144,570		6/26/2013	300
Fayette	MS		120,531	803,210	None	None	120,531	803,210	923,741	95,046		1/24/2014	300
Fulton	MS		192,188	1,004,128	None	None	192,188	1,004,128	1,196,316	118,822		1/24/2014	300
Hickory Flat	MS		132,720	884,431	None	None	132,720	884,431	1,017,151	104,658		1/24/2014	300
Horn Lake	MS		369,539	914,893	None	None	369,539	914,893	1,284,432	108,262		1/24/2014	300
Iuka	MS		161,047	841,427	None	None	161,047	841,427	1,002,474	99,569		1/24/2014	300
Jackson	MS		465,674	864,824	None	None	465,674	864,824	1,330,498	157,110		6/1/2012	300
Jackson	MS		668,518	1,241,534	None	None	668,518	1,241,534	1,910,052	225,545		6/1/2012	300
Jackson	MS		219,884	865,026	None	None	219,884	865,026	1,084,910	122,545		6/6/2013	300
Jackson	MS		234,313	921,789	None	None	234,313	921,789	1,156,102	130,587		6/26/2013	300
Jackson	MS		218,911	861,196	None	None	218,911	861,196	1,080,107	116,261		8/22/2013	300
Jackson	MS		220,000	807,338	None	None	220,000	807,338	1,027,338	95,535		1/24/2014	300
Jackson	MS		288,120	713,319	None	None	288,120	713,319	1,001,439	84,409		1/24/2014	300
Jackson	MS		273,913	678,145	None	None	273,913	678,145	952,058	80,247		1/24/2014	300
Kossuth	MS		280,000	725,755	None	None	280,000	725,755	1,005,755	85,881		1/24/2014	300
Lauderdale	MS		141,934	945,836	None	None	141,934	945,836	1,087,770	111,924		1/24/2014	300
Liberty	MS		432,170	802,601	None	None	432,170	802,601	1,234,771	145,806		6/1/2012	300
Lucedale	MS		185,603	730,164	None	None	185,603	730,164	915,767	103,440		6/26/2013	300
Moselle	MS		119,405	795,703	None	None	119,405	795,703	915,108	94,158		1/24/2014	300
Moss Point	MS		205,776	809,525	None	None	205,776	809,525	1,015,301	114,683		6/26/2013	300
Myrtle	MS		112,646	750,663	None	None	112,646	750,663	863,309	88,828		1/24/2014	300
Oakland	MS		143,737	957,846	None	None	143,737	957,846	1,101,583	113,345		1/24/2014	300
Okolona	MS		170,244	1,134,490	None	None	170,244	1,134,490	1,304,734	134,248		1/24/2014	300
Picayune	MS		203,708	801,388	None	None	203,708	801,388	1,005,096	113,530		6/26/2013	300
Pope	MS		170,478	890,701	None	None	170,478	890,701	1,061,179	105,400		1/24/2014	300
Shaw	MS		121,095	806,963	None	None	121,095	806,963	928,058	95,491		1/24/2014	300
Southaven	MS		284,495	1,119,205	None	None	284,495	1,119,205	1,403,700	151,093		8/22/2013	300
Starkville	MS		170,000	745,108	None	None	170,000	745,108	915,108	88,171		1/24/2014	300
Thaxton	MS		122,784	818,223	None	None	122,784	818,223	941,007	96,823		1/24/2014	300
Tunica	MS		166,859	656,426	24,912	None	166,859	681,338	848,197	88,978		9/13/2013	300
Tupelo	MS		350,960	868,896	None	None	350,960	868,896	1,219,856	102,819		1/24/2014	300
Vicksburg	MS		577,491	1,072,483	None	None	577,491	1,072,483	1,649,974	194,834		6/1/2012	300
Waynesboro	MS		126,164	840,743	None	None	126,164	840,743	966,907	99,488		1/24/2014	300
Benson	NC		880,000	1,245,899	None	None	880,000	1,245,899	2,125,899	147,431		1/24/2014	300
Bridgeton	NC		266,399	756,863	23,662	None	266,399	780,525	1,046,924	94,559		12/20/2013	300
Burgaw	NC		239,304	1,250,293	None	None	239,304	1,250,293	1,489,597	147,951		1/24/2014	300
Candler	NC		650,000	2,637,579	None	None	650,000	2,637,579	3,287,579	312,114		1/31/2014	300
Candor	NC		203,498	800,561	None	None	203,498	800,561	1,004,059	105,407		9/6/2013	300
Charlotte	NC		404,476	1,149,152	None	None	404,476	1,149,152	1,553,628	120,661		5/8/2014	300
Chocowinity	NC		225,493	920,001	None	None	225,493	920,001	1,145,494	136,467		4/4/2013	300
Dublin	NC		130,369	681,142	None	None	130,369	681,142	811,511	80,602		1/24/2014	300
Durham	NC		442,367	821,540	None	None	442,367	821,540	1,263,907	132,816		12/14/2012	300
Engelhard	NC		107,915	719,135	None	None	107,915	719,135	827,050	85,098		1/24/2014	300
Erwin	NC		132,370	639,988	6,335	None	132,370	646,323	778,693	78,516		12/20/2013	300
Fairmont	NC		163,886	856,258	None	None	163,886	856,258	1,020,144	101,324		1/24/2014	300
Gibonsville	NC		196,942	774,770	None	None	196,942	774,770	971,712	102,011		9/10/2013	300
Greensboro	NC		325,349	1,279,926	None	None	325,349	1,279,926	1,605,275	172,790		8/8/2013	300
Greensboro	NC		282,204	801,768	None	None	282,204	801,768	1,083,972	89,531		3/27/2014	300
Greenville	NC		516,944	1,279,833	None	None	516,944	1,279,833	1,796,777	151,447		1/24/2014	300
Henderson	NC		428,455	1,060,754	None	None	428,455	1,060,754	1,489,209	125,523		1/24/2014	300
Hertford	NC		213,160	1,030,599	None	None	213,160	1,030,599	1,243,759	121,954		1/31/2014	300
Hudson	NC		222,436	875,064	None	None	222,436	875,064	1,097,500	118,134		8/22/2013	300
Kannapolis	NC		351,788	870,946	None	None	351,788	870,946	1,222,734	103,062		1/24/2014	300
Kings Mountain	NC		492,867	915,324	None	None	492,867	915,324	1,408,191	147,977		12/14/2012	300
Kinston	NC		261,745	1,029,709	None	None	261,745	1,029,709	1,291,454	145,875		6/11/2013	300
Lexington	NC		242,683	954,717	None	None	242,683	954,717	1,197,400	128,887		8/22/2013	300
Lincolnton	NC		343,797	638,479	None	None	343,797	638,479	982,276	103,221		12/14/2012	300
Lumberton	NC		459,702	853,731	None	None	459,702	853,731	1,313,433	138,020		12/14/2012	300
Marion	NC		475,680	883,406	None	None	475,680	883,406	1,359,086	142,817		12/14/2012	300
Morganton	NC		197,304	776,196	None	None	197,304	776,196	973,500	104,786		8/22/2013	300
Mount Airy	NC		336,314	832,635	None	None	336,314	832,635	1,168,949	98,529		1/24/2014	300
North Wilkesboro	NC		147,567	770,994	None	None	147,567	770,994	918,561	91,234		1/24/2014	300
Rocky Mount	NC		218,842	860,925	None	None	218,842	860,925	1,079,767	113,355		9/19/2013	300
Snow Hill	NC		224,094	914,294	None	None	224,094	914,294	1,138,388	135,620		4/4/2013	300
Spring Hope	NC		226,533	1,183,568	None	None	226,533	1,183,568	1,410,101	140,056		1/24/2014	300
Stantonsburg	NC		173,832	1,158,398	None	None	173,832	1,158,398	1,332,230	137,077		1/24/2014	300
Statesville	NC		166,429	869,543	None	None	166,429	869,543	1,035,972	102,896		1/24/2014	300
Taylorsville	NC		336,401	624,744	None	None	336,401	624,744	961,145	101,000		12/14/2012	300
Taylorsville	NC		222,473	875,210	None	None	222,473	875,210	1,097,683	121,071		7/3/2013	300
Winterville	NC		250,429	465,082	None	None	250,429	465,082	715,511	84,490		6/1/2012	300
Holdrege	NE		216,987	1,049,100	None	None	216,987	1,049,100	1,266,087	131,138		11/15/2013	300
Lexington	NE		370,620	688,294	None	None	370,620	688,294	1,058,914	111,274		12/14/2012	300
Loup City	NE		190,000	922,534	None	None	190,000	922,534	1,112,534	38,439		12/15/2015	300
Minden	NE		330,000	898,300	None	None	330,000	898,300	1,228,300	37,429		12/15/2015	300
Nebraska City	NE		190,852	354,439	None	None	190,852	354,439	545,291	57,301		12/14/2012	300
Norfolk	NE		222,044	873,523	10,147	None	222,044	883,670	1,105,714	115,965		9/25/2013	300
Pierce	NE		170,000	989,610	None	None	170,000	989,610	1,159,610	41,234		12/15/2015	300
Red Cloud	NE		160,000	957,280	None	None	160,000	957,280	1,117,280	39,887		12/15/2015	300
South Sioux City	NE		290,379	539,274	None	None	290,379	539,274	829,653	97,968		6/1/2012	300
Valentine	NE		146,625	1,068,632	None	None	146,625	1,068,632	1,215,257	133,579		11/15/2013	300
Manchester	NH		457,288	849,249	None	None	457,288	849,249	1,306,537	137,295		12/14/2012	300
Walpole	NH		477,671	887,103	None	None	477,671	887,103	1,364,774	143,415		12/14/2012	300
Malaga	NJ		513,159	953,010	None	None	513,159	953,010	1,466,169	154,070		12/14/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Penns Grove	NJ		416,842	1,639,858	None	None	416,842	1,639,858	2,056,700	221,381		8/22/2013	300
Albuquerque	NM		281,887	523,504	None	None	281,887	523,504	805,391	95,103		6/1/2012	300
Albuquerque	NM		395,457	1,123,530	None	None	395,457	1,123,530	1,518,987	125,461		3/14/2014	300
Albuquerque	NM		470,559	1,343,072	None	None	470,559	1,343,072	1,813,631	118,638		10/6/2014	300
Belen	NM		195,662	1,022,280	None	None	195,662	1,022,280	1,217,942	120,970		1/24/2014	300
Bloomfield	NM		458,086	850,732	None	None	458,086	850,732	1,308,818	154,550		6/1/2012	300
Chama	NM		392,836	729,552	None	None	392,836	729,552	1,122,388	117,944		12/14/2012	300
Clovis	NM		194,637	765,705	None	None	194,637	765,705	960,342	108,475		6/21/2013	300
Cuba	NM		543,339	1,009,059	None	None	543,339	1,009,059	1,552,398	183,312		6/1/2012	300
Kirtland	NM		688,532	1,278,703	None	None	688,532	1,278,703	1,967,235	232,298		6/1/2012	300
Las Cruces	NM		331,422	615,497	None	None	331,422	615,497	946,919	111,815		6/1/2012	300
Los Lunas	NM		505,257	938,335	None	None	505,257	938,335	1,443,592	170,464		6/1/2012	300
Roswell	NM		334,874	829,069	None	None	334,874	829,069	1,163,943	98,106		1/24/2014	300
Tularosa	NM		233,037	432,782	None	None	233,037	432,782	665,819	69,966		12/14/2012	300
Tularosa	NM		192,325	1,004,841	None	None	192,325	1,004,841	1,197,166	118,906		1/24/2014	300
Vanderwagon	NM		667,383	1,239,426	None	None	667,383	1,239,426	1,906,809	225,162		6/1/2012	300
Mesquite	NV		225,609	418,988	None	None	225,609	418,988	644,597	76,116		6/1/2012	300
Mesquite	NV		231,028	1,116,987	None	None	231,028	1,116,987	1,348,015	135,900		12/10/2013	300
Sun Valley	NV		364,207	1,432,793	None	None	364,207	1,432,793	1,797,000	193,427		8/22/2013	300
Bath	NY		145,625	760,850	None	None	145,625	760,850	906,475	90,034		1/24/2014	300
Binghamton	NY		256,309	728,197	None	None	256,309	728,197	984,506	74,033		6/30/2014	300
Buffalo	NY		356,992	1,014,248	None	None	356,992	1,014,248	1,371,240	120,019		1/31/2014	300
Chaumont	NY		137,438	915,872	None	None	137,438	915,872	1,053,310	108,378		1/24/2014	300
Falconer	NY		541,451	1,340,506	None	None	541,451	1,340,506	1,881,957	158,627		1/24/2014	300
Gouverneur	NY		485,614	901,855	None	None	485,614	901,855	1,387,469	145,800		12/14/2012	300
Gowanda	NY		503,722	935,484	None	None	503,722	935,484	1,439,206	169,946		6/1/2012	300
Malone	NY		119,467	577,603	70,380	None	119,467	647,983	767,450	71,590		12/20/2013	300
Rochester	NY		307,714	890,061	9,145	None	307,714	899,206	1,206,920	50,770		10/9/2015	300
Schenectady	NY		468,077	869,287	None	None	468,077	869,287	1,337,364	140,535		12/14/2012	300
Schroon Lake	NY		106,612	777,013	22,967	None	106,612	799,980	906,592	94,680		12/20/2013	300
Syracuse	NY		376,119	619,343	None	None	376,119	619,343	995,462	33,761		10/9/2015	300
Andover	OH		469,209	871,388	None	None	469,209	871,388	1,340,597	140,874		12/14/2012	300
Arcanum	OH		290,000	1,023,516	None	None	290,000	1,023,516	1,313,516	42,647		12/15/2015	300
Bettsville	OH		60,000	1,088,485	None	None	60,000	1,088,485	1,148,485	45,354		12/15/2015	300
Blanchester	OH		359,899	668,383	None	None	359,899	668,383	1,028,282	108,055		12/14/2012	300
Bradford	OH		172,945	836,166	None	None	172,945	836,166	1,009,111	107,308		10/22/2013	300
Bremen	OH		354,866	1,153,316	None	None	354,866	1,153,316	1,508,182	182,608		1/22/2013	300
Cardington	OH		364,843	1,185,739	None	None	364,843	1,185,739	1,550,582	187,742		1/22/2013	300
Chillicothe	OH		322,923	1,049,499	17,350	None	322,923	1,066,849	1,389,772	176,032		1/22/2013	300
Cincinnati	OH		263,944	1,038,356	None	None	263,944	1,038,356	1,302,300	140,178		8/22/2013	300
Columbus	OH		574,968	1,067,799	None	None	574,968	1,067,799	1,642,767	193,983		6/1/2012	300
Columbus	OH		359,083	666,868	None	None	359,083	666,868	1,025,951	121,148		6/1/2012	300
Columbus	OH		361,678	895,430	None	None	361,678	895,430	1,257,108	105,959		1/24/2014	300
Conneaut	OH		166,644	805,700	None	None	166,644	805,700	972,344	103,398		10/22/2013	300
Dayton	OH		315,477	1,025,302	None	None	315,477	1,025,302	1,340,779	162,339		1/22/2013	300
Elyria	OH		251,256	988,444	None	None	251,256	988,444	1,239,700	133,440		8/22/2013	300
Fairfield	OH		219,943	865,257	None	None	219,943	865,257	1,085,200	116,810		8/22/2013	300
Fayette	OH		316,318	1,028,034	None	None	316,318	1,028,034	1,344,352	162,772		1/22/2013	300
Findlay	OH		238,609	938,689	None	None	238,609	938,689	1,177,298	132,981		6/21/2013	300
Fostoria	OH		262,910	1,034,290	None	None	262,910	1,034,290	1,297,200	139,629		8/22/2013	300
Georgetown	OH		381,051	707,665	None	None	381,051	707,665	1,088,716	114,406		12/14/2012	300
Grand Rapids	OH		80,000	1,072,480	None	None	80,000	1,072,480	1,152,480	44,687		12/15/2015	300
Greenwich	OH		146,371	975,399	None	None	146,371	975,399	1,121,770	115,422		1/24/2014	300
Howard	OH		169,394	885,037	None	None	169,394	885,037	1,054,431	104,729		1/24/2014	300
Huber Heights	OH		230,867	908,233	None	None	230,867	908,233	1,139,100	122,611		8/22/2013	300
Kenton	OH		400,787	744,320	None	None	400,787	744,320	1,145,107	135,218		6/1/2012	300
Kingston	OH		373,121	1,212,643	None	None	373,121	1,212,643	1,585,764	192,002		1/22/2013	300
Litchfield	OH		110,000	1,077,669	None	None	110,000	1,077,669	1,187,669	44,903		12/15/2015	300
Lorain	OH		248,933	979,305	None	None	248,933	979,305	1,228,238	138,735		6/21/2013	300
Manchester	OH		371,453	689,842	None	None	371,453	689,842	1,061,295	111,524		12/14/2012	300
Marengo	OH		213,500	839,910	None	None	213,500	839,910	1,053,410	110,588		9/26/2013	300
Mechanicsburg	OH		350,151	650,280	None	None	350,151	650,280	1,000,431	118,134		6/1/2012	300
Nashport	OH		319,015	1,036,799	None	None	319,015	1,036,799	1,355,814	164,160		1/22/2013	300
New Miami	OH		212,241	834,959	None	None	212,241	834,959	1,047,200	112,719		8/22/2013	300
Niles	OH		260,000	1,164,294	None	None	260,000	1,164,294	1,424,294	48,512		12/15/2015	300
Oak Harbor	OH		373,483	1,213,820	None	None	373,483	1,213,820	1,587,303	192,188		1/22/2013	300
Orwell	OH		293,628	545,309	None	None	293,628	545,309	838,937	99,064		6/1/2012	300
Peebles	OH		436,054	809,815	None	None	436,054	809,815	1,245,869	130,920		12/14/2012	300
Perry	OH		70,000	1,114,353	None	None	70,000	1,114,353	1,184,353	46,431		12/15/2015	300
Racine	OH		183,196	957,149	None	None	183,196	957,149	1,140,345	113,263		1/24/2014	300
Richwood	OH		157,044	1,046,524	None	None	157,044	1,046,524	1,203,568	123,839		1/24/2014	300
Ripley	OH		359,515	667,671	None	None	359,515	667,671	1,027,186	121,294		6/1/2012	300
Rockford	OH		117,012	852,812	None	None	117,012	852,812	969,824	106,601		11/15/2013	300
Seville	OH		335,945	1,091,822	None	None	335,945	1,091,822	1,427,767	172,872		1/22/2013	300
Springfield	OH		246,216	968,616	None	None	246,216	968,616	1,214,832	137,221		6/21/2013	300
Tarlton	OH		190,000	1,123,464	None	None	190,000	1,123,464	1,313,464	46,811		12/15/2015	300
Thornville	OH		285,644	928,344	17,943	None	285,644	946,287	1,231,931	155,075		1/22/2013	300
Toronto	OH		356,055	1,011,585	None	None	356,055	1,011,585	1,367,640	123,076		12/17/2013	300
Trenton	OH		439,388	707,205	None	None	439,388	707,205	1,146,593	39,593		10/9/2015	300
Warren	OH		505,805	939,353	None	None	505,805	939,353	1,445,158	170,649		6/1/2012	300
West Carrollton	OH		440,000	1,072,193	None	None	440,000	1,072,193	1,512,193	44,675		12/15/2015	300
Withamsville	OH		276,510	1,087,790	None	None	276,510	1,087,790	1,364,300	146,852		8/22/2013	300
Afton	OK		113,611	757,094	None	None	113,611	757,094	870,705	89,589		1/24/2014	300
Antlers	OK		149,985	1,093,124	None	None	149,985	1,093,124	1,243,109	125,709		2/27/2014	300
Ardmore	OK		347,932	646,160	None	None	347,932	646,160	994,092	117,386		6/1/2012	300
Broken Arrow	OK		356,064	881,533	None	None	356,064	881,533	1,237,597	104,315		1/24/2014	300
Claremore	OK		231,355	774,203	None	None	231,355	774,203	1,005,558	135,485		8/30/2012	300
Clayton	OK		533,789	826,041	None	None	533,789	826,041	1,359,830	139,050		10/31/2012	300
Cleveland	OK		196,277	1,307,968	None	None	196,277	1,307,968	1,504,245	154,776		1/24/2014	300
Collinsville	OK		289,014	715,532	None	None	289,014	715,532	1,004,546	84,671		1/24/2014	300
Davis	OK		569,738	881,672	None	None	569,738	881,672	1,451,410	148,415		10/31/2012	300
Drumright	OK		169,840	315,418	None	None	169,840	315,418	485,258	50,993		12/14/2012	300
Duncan	OK		430,448	799,403	None	None	430,448	799,403	1,229,851	129,237		12/14/2012	300
Elgin	OK		194,959	942,597	None	None	194,959	942,597	1,137,556	117,825		11/15/2013	300
Eufaula	OK		195,573	769,386	None	None	195,573	769,386	964,959	106,432		7/9/2013	300
Grove	OK		424,722	657,258	None	None	424,722	657,258	1,081,980	110,639		10/31/2012	300
Haskell	OK		228,333	424,047	None	None	228,333	424,047	652,380	77,035		6/1/2012	300
Haskell	OK		270,000	829,885	None	None	270,000	829,885	1,099,885	98,203		1/24/2014	300
Hollis	OK		61,713	880,041	None	None	61,713	880,041	941,754	154,007		8/30/2012	300
Hulbert	OK		395,384	611,858	None	None	395,384	611,858	1,007,242	102,996		10/31/2012	300
Kansas	OK		398,387	616,506	None	None	398,387	616,506	1,014,893	103,778		10/31/2012	300
Kellyville	OK		422,292	653,499	None	None	422,292	653,499	1,075,791	110,006		10/31/2012	300
Konawa	OK		390,916	604,945	None	None	390,916	604,945	995,861	101,832		10/31/2012	300
Lawton	OK		445,994	690,178	None	None	445,994	690,178	1,136,172	116,180		10/31/2012	300
Lexington	OK		128,927	673,606	None	None	128,927	673,606	802,533	79,710		1/24/2014	300
Mooreland	OK		140,000	934,322	None	None	140,000	934,322	1,074,322	38,930		12/15/2015	300
Newkirk	OK		100,999	673,045	None	None	100,999	673,045	774,044	79,644		1/24/2014	300
Norman	OK		173,541	906,703	None	None	173,541	906,703	1,080,244	107,293		1/24/2014	300
Oklahoma City	OK		400,000	678,788	None	None	400,000	678,788	1,078,788	114,263		10/31/2012	300
Oklahoma City	OK		318,134	590,821	None	None	318,134	590,821	908,955	95,516		12/14/2012	300
Shawnee	OK		288,016	534,887	None	None	288,016	534,887	822,903	97,171		6/1/2012	300
Shawnee	OK		419,371	648,979	None	None	419,371	648,979	1,068,350	109,245		10/31/2012	300
Shawnee	OK		246,641	610,625	None	None	246,641	610,625	857,266	72,257		1/24/2014	300
Sperry	OK		157,888	824,918	None	None	157,888	824,918	982,806	97,615		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Stratford	OK		392,814	607,881	None	None	392,814	607,881	1,000,695	102,327		10/31/2012	300
Tulsa	OK		433,486	670,822	None	None	433,486	670,822	1,104,308	112,922		10/31/2012	300
Tulsa	OK		312,846	774,535	None	None	312,846	774,535	1,087,381	91,653		1/24/2014	300
Wilson	OK		89,538	814,202	None	None	89,538	814,202	903,740	142,485		8/30/2012	300
Woodward	OK		221,150	802,563	None	None	221,150	802,563	1,023,713	140,448		8/30/2012	300
Lemont Furnace	PA		298,795	848,903	None	None	298,795	848,903	1,147,698	97,624		2/27/2014	300
Smithfield	PA		255,705	1,005,946	None	None	255,705	1,005,946	1,261,651	132,450		9/26/2013	300
Somerset	PA		301,986	1,188,014	None	None	301,986	1,188,014	1,490,000	160,382		8/22/2013	300
Cayce	SC		207,965	818,135	None	None	207,965	818,135	1,026,100	110,448		8/22/2013	300
Denmark	SC		220,498	867,442	None	None	220,498	867,442	1,087,940	114,213		9/30/2013	300
Florence	SC		190,573	777,528	9,344	None	190,573	786,872	977,445	115,353		4/23/2013	300
Heath Springs	SC		158,107	826,065	None	None	158,107	826,065	984,172	97,751		1/24/2014	300
Kingstree	SC		198,491	780,866	None	None	198,491	780,866	979,357	102,814		9/18/2013	300
Longs	SC		239,632	1,252,008	None	None	239,632	1,252,008	1,491,640	148,154		1/24/2014	300
Myrtle Beach	SC		268,056	497,817	None	None	268,056	497,817	765,873	80,481		12/14/2012	300
N Myrtle Beach	SC		155,168	610,432	None	None	155,168	610,432	765,600	82,408		8/22/2013	300
Newberry	SC		383,286	711,817	None	None	383,286	711,817	1,095,103	115,077		12/14/2012	300
North Charleston	SC		254,479	1,001,121	None	None	254,479	1,001,121	1,255,600	135,151		8/22/2013	300
Orangeburg	SC		60,000	691,079	None	None	60,000	691,079	751,079	81,778		1/24/2014	300
Ridgeland	SC		375,699	1,349,908	None	None	375,699	1,349,908	1,725,607	71,437		10/9/2015	300
Ridgeway	SC		126,727	844,496	None	None	126,727	844,496	971,223	99,932		1/24/2014	300
Timmonsville	SC		209,841	856,141	None	None	209,841	856,141	1,065,982	126,994		4/23/2013	300
Union	SC		225,174	885,835	None	None	225,174	885,835	1,111,009	116,635		9/30/2013	300
Westminster	SC		350,000	987,266	None	None	350,000	987,266	1,337,266	116,827		1/24/2014	300
Chamberlain	SD		588,809	969,571	None	None	588,809	969,571	1,558,380	52,853		10/9/2015	300
Rapid City	SD		330,000	912,615	None	None	330,000	912,615	1,242,615	38,026		12/15/2015	300
Adams	TN		121,868	812,117	None	None	121,868	812,117	933,985	96,101		1/24/2014	300
Bethel Springs	TN		134,530	702,880	None	None	134,530	702,880	837,410	83,174		1/24/2014	300
Bloomington Sprgs	TN		173,585	906,933	None	None	173,585	906,933	1,080,518	107,320		1/24/2014	300
Caryville	TN		218,883	861,087	None	None	218,883	861,087	1,079,970	113,376		9/24/2013	300
Celina	TN		157,341	1,048,501	None	None	157,341	1,048,501	1,205,842	124,073		1/24/2014	300
Church Hill	TN		220,676	868,141	None	None	220,676	868,141	1,088,817	117,199		8/1/2013	300
Cordova	TN		362,262	896,875	None	None	362,262	896,875	1,259,137	106,130		1/24/2014	300
Covington	TN		192,392	1,005,191	None	None	192,392	1,005,191	1,197,583	118,948		1/24/2014	300
Crossville	TN		224,273	882,294	None	None	224,273	882,294	1,106,567	116,169		9/24/2013	300
Dresden	TN		169,202	884,035	None	None	169,202	884,035	1,053,237	104,611		1/24/2014	300
Dyersburg	TN		138,691	724,619	None	None	138,691	724,619	863,310	85,747		1/24/2014	300
Dyersburg	TN		134,528	702,868	None	None	134,528	702,868	837,396	83,173		1/24/2014	300
Friendship	TN		129,543	863,263	None	None	129,543	863,263	992,806	102,153		1/24/2014	300
Grand Junction	TN		119,405	795,703	None	None	119,405	795,703	915,108	94,158		1/24/2014	300
Grimsley	TN		190,000	832,058	None	None	190,000	832,058	1,022,058	109,554		9/24/2013	300
Halls	TN		224,485	1,172,868	None	None	224,485	1,172,868	1,397,353	138,789		1/24/2014	300
Harriman	TN		260,000	975,515	None	None	260,000	975,515	1,235,515	112,184		2/5/2014	300
Humboldt	TN		163,042	665,204	None	None	163,042	665,204	828,246	100,889		3/19/2013	300
Madisonville	TN		185,976	731,631	41,687	None	185,976	773,318	959,294	99,754		8/30/2013	300
Martin	TN		160,410	838,094	None	None	160,410	838,094	998,504	99,174		1/24/2014	300
Mascot	TN		428,927	663,766	None	None	428,927	663,766	1,092,693	111,734		10/31/2012	300
Memphis	TN		225,548	418,876	None	None	225,548	418,876	644,424	76,096		6/1/2012	300
Memphis	TN		493,000	915,572	None	None	493,000	915,572	1,408,572	166,329		6/1/2012	300
Memphis	TN		369,950	687,049	None	None	369,950	687,049	1,056,999	124,814		6/1/2012	300
Memphis	TN		563,795	1,047,048	None	None	563,795	1,047,048	1,610,843	190,214		6/1/2012	300
Memphis	TN		552,777	1,026,586	None	None	552,777	1,026,586	1,579,363	186,496		6/1/2012	300
Memphis	TN		253,148	626,736	None	None	253,148	626,736	879,884	74,164		1/24/2014	300
Memphis	TN		332,829	824,006	None	None	332,829	824,006	1,156,835	97,507		1/24/2014	300
Memphis	TN		299,794	742,220	None	None	299,794	742,220	1,042,014	87,829		1/24/2014	300
Memphis	TN		315,786	781,812	None	None	315,786	781,812	1,097,598	92,514		1/24/2014	300
Memphis	TN		312,958	774,812	None	None	312,958	774,812	1,087,770	91,686		1/24/2014	300
Memphis	TN		330,000	1,049,568	None	None	330,000	1,049,568	1,379,568	124,199		1/24/2014	300
Memphis	TN		327,861	811,707	None	None	327,861	811,707	1,139,568	96,052		1/24/2014	300
Memphis	TN		312,275	773,121	None	None	312,275	773,121	1,085,396	91,486		1/24/2014	300
Memphis	TN		390,000	772,302	None	None	390,000	772,302	1,162,302	91,389		1/24/2014	300
Memphis	TN		352,417	872,503	None	None	352,417	872,503	1,224,920	103,246		1/24/2014	300
Memphis	TN		409,578	1,014,019	None	None	409,578	1,014,019	1,423,597	119,992		1/24/2014	300
Memphis	TN		405,442	1,003,781	None	None	405,442	1,003,781	1,409,223	118,781		1/24/2014	300
Michie	TN		123,911	825,729	None	None	123,911	825,729	949,640	97,711		1/24/2014	300
Milledgeville	TN		270,000	731,439	None	None	270,000	731,439	1,001,439	86,554		1/24/2014	300
Nashville	TN		589,570	948,928	None	None	589,570	948,928	1,538,498	53,125		10/9/2015	300
Niota	TN		152,948	799,110	None	None	152,948	799,110	952,058	94,561		1/24/2014	300
Rogersville	TN		206,436	812,120	None	None	206,436	812,120	1,018,556	109,636		8/14/2013	300
Sharon	TN		130,332	868,517	None	None	130,332	868,517	998,849	102,775		1/24/2014	300
Sunbright	TN		355,282	1,154,668	None	None	355,282	1,154,668	1,509,950	182,822		1/22/2013	300
Tennessee Ridge	TN		120,926	805,837	None	None	120,926	805,837	926,763	95,357		1/24/2014	300
Trezevant	TN		170,247	805,149	None	None	170,247	805,149	975,396	95,276		1/24/2014	300
Alpine	TX		248,256	1,297,068	None	None	248,256	1,297,068	1,545,324	153,486		1/24/2014	300
Alton	TX		345,945	642,468	None	None	345,945	642,468	988,413	116,715		6/1/2012	300
Amarillo	TX		191,492	811,497	None	None	191,492	811,497	1,002,989	142,012		8/30/2012	300
Amarillo	TX		260,864	712,639	None	None	260,864	712,639	973,503	124,712		8/30/2012	300
Anahuac	TX		531,601	987,259	None	None	531,601	987,259	1,518,860	159,607		12/14/2012	300
Anson	TX	608,000	139,586	1,017,331	None	None	139,586	1,017,331	1,156,917	110,211		4/30/2014	300
Arcola	TX		309,969	961,069	None	None	309,969	961,069	1,271,038	168,187		8/30/2012	300
Atlanta	TX		427,591	661,699	None	None	427,591	661,699	1,089,290	111,386		10/31/2012	300
Austin	TX		590,000	812,479	None	None	590,000	812,479	1,402,479	136,767		10/31/2012	300
Austin	TX		333,480	947,447	None	None	333,480	947,447	1,280,927	121,589		10/24/2013	300
Bacliff	TX		557,574	1,035,495	None	None	557,574	1,035,495	1,593,069	188,115		6/1/2012	300
Baytown	TX		486,394	903,304	None	None	486,394	903,304	1,389,698	164,100		6/1/2012	300
Baytown	TX		447,005	830,152	None	None	447,005	830,152	1,277,157	150,811		6/1/2012	300
Beaumont	TX		526,746	978,243	None	None	526,746	978,243	1,504,989	177,714		6/1/2012	300
Beaumont	TX		186,877	1,007,961	None	None	186,877	1,007,961	1,194,838	176,393		8/30/2012	300
Beeville	TX		382,613	710,566	None	None	382,613	710,566	1,093,179	129,086		6/1/2012	300
Bloomington	TX		330,656	1,074,634	None	None	330,656	1,074,634	1,405,290	170,150		1/22/2013	300
Blossom	TX		82,320	825,297	None	None	82,320	825,297	907,617	144,427		8/30/2012	300
Borger	TX	589,000	166,456	804,791	None	None	166,456	804,791	971,247	87,186		4/30/2014	300
Brookshire	TX	863,000	281,120	1,359,173	None	None	281,120	1,359,173	1,640,293	147,244		4/30/2014	300
Brownsville	TX		287,319	533,592	None	None	287,319	533,592	820,911	96,936		6/1/2012	300
Bullard	TX	600,000	183,822	888,752	None	None	183,822	888,752	1,072,574	96,281		4/30/2014	300
Canton	TX		165,267	1,358,083	None	None	165,267	1,358,083	1,523,350	237,664		8/30/2012	300
Canyon Lake	TX		424,566	788,481	None	None	424,566	788,481	1,213,047	143,241		6/1/2012	300
Canyon Lake	TX		183,707	1,170,581	None	None	183,707	1,170,581	1,354,288	204,852		8/30/2012	300
Cedar Creek	TX		183,296	933,294	None	None	183,296	933,294	1,116,590	163,327		8/30/2012	300
Cisco	TX	531,000	139,059	1,013,495	None	None	139,059	1,013,495	1,152,554	109,795		4/30/2014	300
Corpus Christi	TX		460,501	855,215	None	None	460,501	855,215	1,315,716	155,364		6/1/2012	300
Corpus Christi	TX		577,037	1,071,640	None	None	577,037	1,071,640	1,648,677	194,681		6/1/2012	300
Corpus Christi	TX		291,106	540,626	None	None	291,106	540,626	831,732	98,214		6/1/2012	300
Corpus Christi	TX		408,524	1,327,703	None	None	408,524	1,327,703	1,736,227	210,220		1/22/2013	300
Corpus Christi	TX		287,912	1,132,648	None	None	287,912	1,132,648	1,420,560	160,458		6/21/2013	300
Corpus Christi	TX		363,669	900,360	None	None	363,669	900,360	1,264,029	106,543		1/24/2014	300
Corrigan	TX		256,676	834,196	1,514	None	256,676	835,710	1,092,386	133,358		1/22/2013	300
Cotulla	TX		919,863	1,708,316	None	None	919,863	1,708,316	2,628,179	276,178		12/14/2012	300
Creedmoor	TX		490,979	759,793	None	None	490,979	759,793	1,250,772	127,898		10/31/2012	300
Crystal City	TX		549,519	1,020,535	None	None	549,519	1,020,535	1,570,054	164,986		12/14/2012	300
Dallas	TX		660,890	1,227,367	None	None	660,890	1,227,367	1,888,257	222,972		6/1/2012	300
Dallas	TX		474,480	881,177	None	None	474,480	881,177	1,355,657	160,080		6/1/2012	300
Dallas	TX		433,859	1,238,325	None	None	433,859	1,238,325	1,672,184	117,641		8/25/2014	300
Del Rio	TX		507,216	784,918	None	None	507,216	784,918	1,292,134	132,128		10/31/2012	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Desoto	TX		510,567	790,105	None	None	510,567	790,105	1,300,672	133,001		10/31/2012	300
Dilley	TX		141,101	940,281	None	None	141,101	940,281	1,081,382	111,267		1/24/2014	300
Eagle Pass	TX		516,608	959,416	None	None	516,608	959,416	1,476,024	174,294		6/1/2012	300
Eagle Pass	TX		433,864	671,406	None	None	433,864	671,406	1,105,270	113,020		10/31/2012	300
East Bernard	TX	577,000	132,881	968,462	None	None	132,881	968,462	1,101,343	104,917		4/30/2014	300
Edinburg	TX		380,000	716,403	None	None	380,000	716,403	1,096,403	84,774		1/24/2014	300
El Paso	TX		270,000	940,688	None	None	270,000	940,688	1,210,688	39,195		12/15/2015	300
Elsa	TX		379,998	1,234,994	None	None	379,998	1,234,994	1,614,992	195,541		1/22/2013	300
Fort Stockton	TX		465,636	864,752	None	None	465,636	864,752	1,330,388	139,802		12/14/2012	300
Fort Worth	TX		547,855	1,019,204	None	None	547,855	1,019,204	1,567,059	178,361		8/30/2012	300
Fort Worth	TX		213,683	848,314	None	None	213,683	848,314	1,061,997	148,455		8/30/2012	300
Fort Worth	TX		600,746	1,115,672	None	None	600,746	1,115,672	1,716,418	180,367		12/14/2012	300
Fort Worth	TX		160,563	631,657	(7,839)	None	160,563	623,818	784,381	88,155		8/15/2013	300
Freer	TX		269,137	499,827	None	None	269,137	499,827	768,964	80,805		12/14/2012	300
Garland	TX		228,333	424,047	None	None	228,333	424,047	652,380	77,035		6/1/2012	300
Garland	TX		298,055	737,916	None	None	298,055	737,916	1,035,971	87,320		1/24/2014	300
Glen Rose	TX	903,000	269,359	1,302,309	None	None	269,359	1,302,309	1,571,668	141,084		4/30/2014	300
Glenn Heights	TX		297,559	736,686	None	None	297,559	736,686	1,034,245	87,175		1/24/2014	300
Granite Shoals	TX		371,795	1,208,334	None	None	371,795	1,208,334	1,580,129	191,319		1/22/2013	300
Grape Creek	TX		232,999	710,940	None	None	232,999	710,940	943,939	124,415		8/30/2012	300
Hamilton	TX	626,000	140,174	1,021,615	None	None	140,174	1,021,615	1,161,789	110,675		4/30/2014	300
Hardin	TX		143,336	805,614	None	None	143,336	805,614	948,950	140,982		8/30/2012	300
Harker Heights	TX		488,753	907,685	None	None	488,753	907,685	1,396,438	164,896		6/1/2012	300
Harker Heights	TX		469,370	726,352	None	None	469,370	726,352	1,195,722	122,269		10/31/2012	300
Hebbronville	TX		481,250	893,750	None	None	481,250	893,750	1,375,000	144,490		12/14/2012	300
Hebbronville	TX		240,000	1,014,676	None	None	240,000	1,014,676	1,254,676	120,070		1/24/2014	300
Hewitt	TX		493,299	763,382	None	None	493,299	763,382	1,256,681	128,503		10/31/2012	300
Hidalgo	TX		450,411	1,115,114	None	None	450,411	1,115,114	1,565,525	131,955		1/24/2014	300
Houston	TX		279,181	518,479	None	None	279,181	518,479	797,660	94,190		6/1/2012	300
Houston	TX		434,980	807,819	None	None	434,980	807,819	1,242,799	146,754		6/1/2012	300
Houston	TX		429,081	796,866	None	None	429,081	796,866	1,225,947	144,764		6/1/2012	300
Houston	TX		490,377	910,700	None	None	490,377	910,700	1,401,077	165,444		6/1/2012	300
Houston	TX		565,402	874,961	None	None	565,402	874,961	1,440,363	147,285		10/31/2012	300
Houston	TX		650,000	866,899	None	None	650,000	866,899	1,516,899	145,928		10/31/2012	300
Houston	TX		562,086	869,831	None	None	562,086	869,831	1,431,917	146,422		10/31/2012	300
Houston	TX		467,805	868,780	None	None	467,805	868,780	1,336,585	140,453		12/14/2012	300
Houston	TX		610,149	1,133,135	None	None	610,149	1,133,135	1,743,284	183,190		12/14/2012	300
Houston	TX		474,480	881,178	None	None	474,480	881,178	1,355,658	142,457		12/14/2012	300
Houston	TX		310,255	1,220,545	None	None	310,255	1,220,545	1,530,800	164,774		8/22/2013	300
Houston	TX		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	150,630		8/22/2013	300
Houston	TX		440,874	1,091,500	None	None	440,874	1,091,500	1,532,374	129,161		1/24/2014	300
Houston	TX		347,071	986,059	None	None	347,071	986,059	1,333,130	110,110		3/28/2014	300
Hubbard	TX		128,604	857,007	None	None	128,604	857,007	985,611	101,413		1/24/2014	300
Itasca	TX	543,000	118,010	860,081	None	None	118,010	860,081	978,091	93,175		4/1/2014	300
Jefferson	TX		339,075	1,333,925	None	None	339,075	1,333,925	1,673,000	180,080		8/22/2013	300
Joaquin	TX	656,000	135,219	985,502	None	None	135,219	985,502	1,120,721	106,763		4/1/2014	300
Katy	TX		554,109	857,486	None	None	554,109	857,486	1,411,595	144,344		10/31/2012	300
Katy	TX		346,827	985,367	None	None	346,827	985,367	1,332,194	126,455		10/11/2013	300
Kaufman	TX		488,687	907,561	None	None	488,687	907,561	1,396,248	164,874		6/1/2012	300
Kermit	TX		234,478	922,439	None	None	234,478	922,439	1,156,917	130,679		6/21/2013	300
Killeen	TX		480,758	892,837	None	None	480,758	892,837	1,373,595	162,199		6/1/2012	300
Killeen	TX		471,572	729,760	None	None	471,572	729,760	1,201,332	122,843		10/31/2012	300
Killeen	TX		380,000	881,852	None	None	380,000	881,852	1,261,852	36,744		12/15/2015	300
Killeen	TX		440,000	830,465	None	None	440,000	830,465	1,270,465	34,603		12/15/2015	300
Lacy Lakeview	TX		429,768	798,141	None	None	429,768	798,141	1,227,909	144,996		6/1/2012	300
Lakehills	TX		183,968	795,341	None	None	183,968	795,341	979,309	139,185		8/30/2012	300
Lamesa	TX		450,012	835,736	None	None	450,012	835,736	1,285,748	151,825		6/1/2012	300
Leonard	TX		277,575	515,496	None	None	277,575	515,496	793,071	93,648		6/1/2012	300
Llano	TX	804,000	179,332	1,307,011	None	None	179,332	1,307,011	1,486,343	141,593		4/1/2014	300
Longview	TX		435,985	809,687	None	None	435,985	809,687	1,245,672	130,899		12/14/2012	300
Longview	TX		473,119	878,650	None	None	473,119	878,650	1,351,769	142,048		12/14/2012	300
Longview	TX		150,012	278,594	None	None	150,012	278,594	428,606	45,039		12/14/2012	300
Los Fresnos	TX		533,059	989,968	None	None	533,059	989,968	1,523,027	179,844		6/1/2012	300
Lufkin	TX		267,700	497,158	None	None	267,700	497,158	764,858	80,374		12/14/2012	300
Marfa	TX		310,000	1,325,712	None	None	310,000	1,325,712	1,635,712	156,876		1/24/2014	300
Marshall	TX		665,113	1,235,211	None	None	665,113	1,235,211	1,900,324	224,397		6/1/2012	300
Memphis	TX	461,000	102,312	745,672	None	None	102,312	745,672	847,984	80,781		4/1/2014	300
Midland	TX		544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	998,323		2/3/1998	300
Midland	TX		194,594	790,843	None	None	194,594	790,843	985,437	138,398		8/30/2012	300
Monahans	TX		473,723	879,770	None	None	473,723	879,770	1,353,493	142,230		12/14/2012	300
Monte Alto	TX		370,770	1,205,004	None	None	370,770	1,205,004	1,575,774	190,792		1/22/2013	300
Morton	TX		190,918	751,074	None	None	190,918	751,074	941,992	106,402		6/21/2013	300
Mount Enterprise	TX		510,030	947,198	None	None	510,030	947,198	1,457,228	153,130		12/14/2012	300
Mt Vernon	TX	641,000	132,850	968,238	None	None	132,850	968,238	1,101,088	104,893		4/1/2014	300
Nacogdoches	TX		585,075	1,086,567	None	None	585,075	1,086,567	1,671,642	175,662		12/14/2012	300
New Boston	TX		226,547	420,730	None	None	226,547	420,730	647,277	76,433		6/1/2012	300
Odessa	TX		200,900	874,978	None	None	200,900	874,978	1,075,878	153,121		8/30/2012	300
Odessa	TX		393,275	795,622	None	None	393,275	795,622	1,188,897	139,234		8/30/2012	300
Odessa	TX		299,235	687,360	None	None	299,235	687,360	986,595	120,288		8/30/2012	300
Onalaska	TX		455,522	845,970	None	None	455,522	845,970	1,301,492	136,765		12/14/2012	300
Orange	TX		359,323	1,413,577	None	None	359,323	1,413,577	1,772,900	190,833		8/22/2013	300
Orange	TX		267,166	1,051,034	None	None	267,166	1,051,034	1,318,200	141,890		8/22/2013	300
Paris	TX		194,054	844,235	None	None	194,054	844,235	1,038,289	147,741		8/30/2012	300
Pasadena	TX		274,400	1,079,491	None	None	274,400	1,079,491	1,353,891	152,928		6/21/2013	300
Pearsall	TX		314,465	584,006	None	None	314,465	584,006	898,471	106,094		6/1/2012	300
Pearsall	TX		179,547	938,079	None	None	179,547	938,079	1,117,626	111,006		1/24/2014	300
Perryton	TX		534,489	992,623	None	None	534,489	992,623	1,527,112	160,474		12/14/2012	300
Pharr	TX		506,911	941,407	None	None	506,911	941,407	1,448,318	171,022		6/1/2012	300
Pinehurst	TX		556,823	861,686	None	None	556,823	861,686	1,418,509	145,051		10/31/2012	300
Pineland	TX	703,000	149,928	1,092,708	None	None	149,928	1,092,708	1,242,636	118,377		4/1/2014	300
Pittsburg	TX		469,724	872,344	None	None	469,724	872,344	1,342,068	158,476		6/1/2012	300
Port Acres	TX		268,899	499,384	None	None	268,899	499,384	768,283	90,721		6/1/2012	300
Port Arthur	TX		253,535	828,487	None	None	253,535	828,487	1,082,022	144,985		8/30/2012	300
Port Neches	TX		498,469	925,729	None	None	498,469	925,729	1,424,198	149,659		12/14/2012	300
Porter	TX		559,462	1,039,001	None	None	559,462	1,039,001	1,598,463	167,972		12/14/2012	300
Progresso	TX		200,597	372,537	None	None	200,597	372,537	573,134	60,227		12/14/2012	300
Rio Grande City	TX		171,514	896,112	None	None	171,514	896,112	1,067,626	106,040		1/24/2014	300
Rio Vista	TX		61,254	829,871	None	None	61,254	829,871	891,125	145,227		8/30/2012	300
Rockdale	TX	592,000	174,972	845,963	None	None	174,972	845,963	1,020,935	91,646		4/1/2014	300
Rosenberg	TX		408,933	759,448	None	None	408,933	759,448	1,168,381	137,966		6/1/2012	300
Rusk	TX		446,174	828,610	None	None	446,174	828,610	1,274,784	133,959		12/14/2012	300
Saginaw	TX		485,162	901,016	None	None	485,162	901,016	1,386,178	163,685		6/1/2012	300
San Angelo	TX		308,573	1,000,504	None	None	308,573	1,000,504	1,309,077	175,088		8/30/2012	300
San Antonio	TX		663,903	1,232,962	None	None	663,903	1,232,962	1,896,865	223,988		6/1/2012	300
San Antonio	TX		474,828	881,824	None	None	474,828	881,824	1,356,652	160,198		6/1/2012	300
San Antonio	TX		357,827	664,536	None	None	357,827	664,536	1,022,363	120,724		6/1/2012	300
San Antonio	TX		637,451	1,183,837	None	None	637,451	1,183,837	1,821,288	215,064		6/1/2012	300
San Antonio	TX		265,044	818,313	None	None	265,044	818,313	1,083,357	143,205		8/30/2012	300
San Antonio	TX		273,109	896,601	None	None	273,109	896,601	1,169,710	156,905		8/30/2012	300
San Antonio	TX		408,997	1,329,239	None	None	408,997	1,329,239	1,738,236	210,463		1/22/2013	300
San Antonio	TX		325,537	1,280,663	None	None	325,537	1,280,663	1,606,200	172,890		8/22/2013	300
San Augustine	TX		468,018	869,176	None	None	468,018	869,176	1,337,194	140,517		12/14/2012	300
San Benito	TX		149,582	781,526	None	None	149,582	781,526	931,108	92,481		1/24/2014	300
Santa Fe	TX		450,685	1,115,790	None	None	450,685	1,115,790	1,566,475	132,035		1/24/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Schertz	TX		300,878	558,773	None	None	300,878	558,773	859,651	101,510		6/1/2012	300
Sealy	TX	723,000	213,880	1,034,081	None	None	213,880	1,034,081	1,247,961	112,025		4/1/2014	300
Seminole	TX		103,470	899,122	None	None	103,470	899,122	1,002,592	157,346		8/30/2012	300
Seminole	TX		364,491	1,433,909	None	None	364,491	1,433,909	1,798,400	193,578		8/22/2013	300
Sherman	TX		242,135	449,678	None	None	242,135	449,678	691,813	81,692		6/1/2012	300
Sullivan City	TX		496,544	922,154	None	None	496,544	922,154	1,418,698	149,082		12/14/2012	300
Taft	TX		177,408	926,908	None	None	177,408	926,908	1,104,316	109,684		1/24/2014	300
Temple	TX		248,015	805,588	None	None	248,015	805,588	1,053,603	140,978		8/30/2012	300
Temple	TX		580,869	1,078,758	None	None	580,869	1,078,758	1,659,627	174,399		12/14/2012	300
Texas City	TX		238,472	973,286	None	None	238,472	973,286	1,211,758	170,325		8/30/2012	300
Three Rivers	TX		225,995	1,068,797	None	None	225,995	1,068,797	1,294,792	126,474		1/24/2014	300
Valley View	TX		185,843	878,905	None	None	185,843	878,905	1,064,748	104,004		1/24/2014	300
Van Horn	TX	707,000	147,318	1,073,686	None	None	147,318	1,073,686	1,221,004	116,316		4/1/2014	300
Waco	TX		527,779	980,161	None	None	527,779	980,161	1,507,940	178,063		6/1/2012	300
Wells	TX		141,780	840,639	None	None	141,780	840,639	982,419	147,112		8/30/2012	300
Wichita Falls	TX		297,454	552,415	None	None	297,454	552,415	849,869	100,355		6/1/2012	300
Willis	TX		664,432	1,233,946	None	None	664,432	1,233,946	1,898,378	224,167		6/1/2012	300
Wills Point	TX		417,304	774,994	None	None	417,304	774,994	1,192,298	125,291		12/14/2012	300
Wilmer	TX		489,576	909,212	None	None	489,576	909,212	1,398,788	146,989		12/14/2012	300
Winnsboro	TX		446,940	830,031	None	None	446,940	830,031	1,276,971	134,188		12/14/2012	300
Winters	TX		50,842	811,377	None	None	50,842	811,377	862,219	141,991		8/30/2012	300
Zapata	TX		249,421	1,303,154	None	None	249,421	1,303,154	1,552,575	154,207		1/24/2014	300
Kanab	UT		563,114	1,045,783	None	None	563,114	1,045,783	1,608,897	189,984		6/1/2012	300
Mt Pleasant	UT		573,530	1,065,126	None	None	573,530	1,065,126	1,638,656	193,498		6/1/2012	300
Charlotte Ct Hous	VA		154,295	1,028,208	None	None	154,295	1,028,208	1,182,503	121,671		1/24/2014	300
Colonial Heights	VA		337,535	1,327,865	None	None	337,535	1,327,865	1,665,400	179,262		8/22/2013	300
Colonial Heights	VA		283,623	1,115,777	None	None	283,623	1,115,777	1,399,400	150,630		8/22/2013	300
Concord	VA		259,997	906,036	None	None	259,997	906,036	1,166,033	158,556		8/30/2012	300
Craigsville	VA		141,713	944,359	None	None	141,713	944,359	1,086,072	111,749		1/24/2014	300
Danville	VA		223,469	879,131	None	None	223,469	879,131	1,102,600	118,683		8/22/2013	300
Fancy Gap	VA		153,509	1,022,966	None	None	153,509	1,022,966	1,176,475	121,051		1/24/2014	300
Fork Union	VA		159,295	1,061,525	None	None	159,295	1,061,525	1,220,820	125,614		1/24/2014	300
Goshen	VA		80,157	831,602	None	None	80,157	831,602	911,759	145,530		8/30/2012	300
Madison Heights	VA		276,413	936,546	None	None	276,413	936,546	1,212,959	163,896		8/30/2012	300
Mineral	VA		202,879	1,059,984	None	None	202,879	1,059,984	1,262,863	125,432		1/24/2014	300
Onley	VA		313,433	582,089	None	None	313,433	582,089	895,522	94,104		12/14/2012	300
Portsmouth	VA		524,294	973,688	None	None	524,294	973,688	1,497,982	176,887		6/1/2012	300
Rich Creek	VA		194,447	940,122	None	None	194,447	940,122	1,134,569	104,980		3/25/2014	300
Richmond	VA		709,379	1,317,417	None	None	709,379	1,317,417	2,026,796	239,331		6/1/2012	300
Richmond	VA		344,912	1,356,888	None	None	344,912	1,356,888	1,701,800	183,180		8/22/2013	300
Roanoke	VA		591,344	1,098,210	None	None	591,344	1,098,210	1,689,554	199,508		6/1/2012	300
Roanoke	VA		655,795	1,217,906	None	None	655,795	1,217,906	1,873,701	196,895		12/14/2012	300
Roanoke	VA		478,904	889,394	None	None	478,904	889,394	1,368,298	143,785		12/14/2012	300
Shawsville	VA		334,624	1,066,596	None	None	334,624	1,066,596	1,401,220	186,654		8/30/2012	300
Shenandoah	VA		192,613	1,006,351	None	None	192,613	1,006,351	1,198,964	119,085		1/24/2014	300
Spotsylvania	VA		300,324	1,181,476	None	None	300,324	1,181,476	1,481,800	159,499		8/22/2013	300
Stanleytown	VA		359,846	668,286	None	None	359,846	668,286	1,028,132	108,040		12/14/2012	300
Stony Creek	VA		237,764	935,366	None	None	237,764	935,366	1,173,130	132,510		6/21/2013	300
Victoria	VA		194,099	914,642	None	None	194,099	914,642	1,108,741	160,062		8/30/2012	300
Eagle River	WI		208,955	388,060	None	None	208,955	388,060	597,015	62,736		12/14/2012	300
Milwaukee	WI		538,419	999,922	None	None	538,419	999,922	1,538,341	181,652		6/1/2012	300
Milwaukee	WI		120,000	664,289	32,249	None	120,000	696,538	816,538	82,107		3/14/2014	300
Milwaukee	WI		359,110	591,334	None	None	359,110	591,334	950,444	32,234		10/9/2015	300
Spooner	WI		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	190,290		6/1/2012	300
French Creek	WV		270,000	1,162,377	None	None	270,000	1,162,377	1,432,377	48,432		12/15/2015	300
Lewisburg	WV		290,000	1,063,577	None	None	290,000	1,063,577	1,353,577	44,316		12/15/2015	300
Mount Hope	WV		186,300	732,905	None	None	186,300	732,905	919,205	101,385		7/23/2013	300
Princeton	WV		280,344	911,119	8,500	None	280,344	919,619	1,199,963	148,908		1/22/2013	300
Rock	WV		332,222	1,079,721	None	None	332,222	1,079,721	1,411,943	170,956		1/22/2013	300
Shady Spring	WV		204,338	833,689	None	None	204,338	833,689	1,038,027	126,443		3/27/2013	300
Cheyenne	WY		521,603	968,690	None	None	521,603	968,690	1,490,293	175,979		6/1/2012	300
Cheyenne	WY		564,022	1,047,470	None	None	564,022	1,047,470	1,611,492	190,290		6/1/2012	300

Drug stores
Atmore	AL		1,689,229	4,025,584	None	None	1,689,229	4,025,584	5,714,813	275,082		4/29/2015	300
Auburn	AL		1,696,833	3,901,754	None	None	1,696,833	3,901,754	5,598,587	617,778		1/22/2013	300
Bessemer	AL		913,349	2,269,571	None	None	913,349	2,269,571	3,182,920	208,044		9/30/2014	300
Chelsea	AL		1,157,579	3,575,632	None	None	1,157,579	3,575,632	4,733,211	566,142		1/22/2013	300
Huntsville	AL		1,971,282	3,528,526	None	None	1,971,282	3,528,526	5,499,808	41,166		9/29/2016	300
Montgomery	AL		1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	702,831		2/9/2005	300
Northport	AL		1,650,000	4,829,538	None	None	1,650,000	4,829,538	6,479,538	330,018		4/29/2015	300
Tuscaloosa	AL		2,000,550	4,371,497	None	None	2,000,550	4,371,497	6,372,047	298,719		4/29/2015	300
Monticello	AR		1,990,000	3,710,723	None	None	1,990,000	3,710,723	5,700,723	253,566		4/29/2015	300
Van Buren	AR		1,328,049	3,008,245	None	None	1,328,049	3,008,245	4,336,294	396,086		9/25/2013	300
Apache Junction	AZ		2,147,586	3,844,103	None	None	2,147,586	3,844,103	5,991,689	44,848		9/29/2016	300
Chandler	AZ		-	3,540,215	None	None	-	3,540,215	3,540,215	560,534		1/22/2013	300
Chandler	AZ		1,086,262	2,460,559	None	None	1,086,262	2,460,559	3,546,821	323,974		9/25/2013	300
El Mirage	AZ		1,179,770	2,672,369	None	None	1,179,770	2,672,369	3,852,139	351,862		9/25/2013	300
Mesa	AZ		1,347,649	3,790,620	None	None	1,347,649	3,790,620	5,138,269	537,005		6/14/2013	300
Mesa	AZ		1,545,555	4,347,285	None	None	1,545,555	4,347,285	5,892,840	615,865		6/14/2013	300
Phoenix	AZ		-	3,381,632	None	None	-	3,381,632	3,381,632	535,425		1/22/2013	300
Phoenix	AZ		1,562,759	4,395,676	None	None	1,562,759	4,395,676	5,958,435	622,721		6/14/2013	300
Surprise	AZ		1,358,528	3,821,220	None	None	1,358,528	3,821,220	5,179,748	541,339		6/14/2013	300
Tucson	AZ		959,875	2,350,208	None	None	959,875	2,350,208	3,310,083	411,286		8/10/2012	300
Bakersfield	CA		-	3,501,678	None	None	-	3,501,678	3,501,678	1,243,095		2/26/2008	300
Blythe	CA		-	3,762,216	None	None	-	3,762,216	3,762,216	156,759		12/4/2015	300
Clearlake	CA		780,000	4,571,338	None	None	780,000	4,571,338	5,351,338	190,472		12/4/2015	300
Encinitas	CA		-	3,751,713	None	None	-	3,751,713	3,751,713	1,331,857		2/26/2008	300
Indio	CA		2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	1,454,265		2/21/2008	300
Pico Rivera	CA		-	4,633,063	None	None	-	4,633,063	4,633,063	733,568		1/22/2013	300
Sacramento	CA		1,490,000	3,473,583	None	None	1,490,000	3,473,583	4,963,583	862,607		10/22/2010	300
Seal Beach	CA		-	4,448,814	None	None	-	4,448,814	4,448,814	185,367		12/4/2015	300
Tracy	CA		2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	1,657,969		12/20/2007	300
Visalia	CA		-	4,333,023	None	None	-	4,333,023	4,333,023	686,062		1/22/2013	300
Colorado Springs	CO		1,025,000	1,645,371	36,980	79	1,025,000	1,682,430	2,707,430	810,556		2/9/2005	300
Colorado Springs	CO		1,547,023	3,504,257	151,037	None	1,547,023	3,655,294	5,202,317	474,648		8/29/2013	300
Fort Collins	CO		1,100,000	1,385,014	None	79	1,100,000	1,385,093	2,485,093	657,949		2/9/2005	300
Littleton	CO		1,498,300	3,393,892	306,173	None	1,498,300	3,700,065	5,198,365	463,904		8/29/2013	300
Montrose	CO		1,958,248	3,505,195	None	None	1,958,248	3,505,195	5,463,443	40,894		9/29/2016	300
Berlin	CT		1,532,460	3,786,614	None	None	1,532,460	3,786,614	5,319,074	422,839		3/31/2014	300
Branford	CT		1,760,000	3,849,409	None	None	1,760,000	3,849,409	5,609,409	429,851		3/31/2014	300
Millsboro	DE		900,000	4,039,490	None	None	900,000	4,039,490	4,939,490	168,312		12/4/2015	300
Delray Beach	FL		4,893,115	3,541,070	None	None	4,893,115	3,541,070	8,434,185	560,669		1/22/2013	300
Deltona	FL		849,162	2,388,495	111,642	140	849,162	2,500,277	3,349,439	342,832		6/4/2013	300
Gainesville	FL		1,935,853	3,620,924	None	None	1,935,853	3,620,924	5,556,777	573,313		1/22/2013	300
Jacksonville	FL		1,605,187	3,691,020	None	None	1,605,187	3,691,020	5,296,207	584,412		1/22/2013	300
Milton	FL		500,000	1,774,311	None	None	500,000	1,774,311	2,274,311	440,621		10/22/2010	300
Orlando	FL		960,194	2,372,580	14,576	None	960,194	2,387,156	3,347,350	292,672		12/10/2013	300
Rockledge	FL		1,626,972	4,576,292	8,858	None	1,626,972	4,585,150	6,212,122	648,374		6/7/2013	300
Saint Augustine	FL		1,442,096	4,056,278	None	None	1,442,096	4,056,278	5,498,374	574,639		6/11/2013	300
Winter Park	FL		1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	1,217,729		9/30/1998	300
Acworth	GA		1,534,095	3,527,548	None	None	1,534,095	3,527,548	5,061,643	558,528		1/22/2013	300
Adel	GA		500,000	1,056,116	48,524	None	500,000	1,104,640	1,604,640	504,448		4/29/2005	300
Austell	GA		1,234,384	3,610,300	None	None	1,234,384	3,610,300	4,844,684	571,631		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Blackshear	GA		430,000	1,005,393	46,950	None	430,000	1,052,343	1,482,343	473,866		4/29/2005	300
Bowdon	GA		410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	473,299		4/29/2005	300
Cairo	GA		330,000	1,152,243	54,608	None	330,000	1,206,851	1,536,851	542,256		4/29/2005	300
Columbus	GA		1,740,000	5,024,581	800	None	1,740,000	5,025,381	6,765,381	712,224		6/14/2013	300
Decatur	GA		1,546,047	3,555,032	65,720	None	1,546,047	3,620,752	5,166,799	577,543		1/22/2013	300
East Ellijay	GA		1,317,709	3,029,984	None	None	1,317,709	3,029,984	4,347,693	479,748		1/22/2013	300
Lawrenceville	GA		1,109,742	3,121,445	71,737	None	1,109,742	3,193,182	4,302,924	450,591		6/28/2013	300
Lithia Springs	GA		1,543,512	3,549,202	None	None	1,543,512	3,549,202	5,092,714	561,957		1/22/2013	300
Quitman	GA		730,000	856,586	None	None	730,000	856,586	1,586,586	406,870		2/9/2005	300
Rome	GA		-	3,389,465	None	None	-	3,389,465	3,389,465	536,665		1/22/2013	300
Rome	GA		1,293,890	3,639,408	None	None	1,293,890	3,639,408	4,933,298	515,583		6/12/2013	300
Altoona	IA		1,440,000	3,440,755	None	None	1,440,000	3,440,755	4,880,755	40,142		9/29/2016	300
Iowa City	IA		1,892,972	3,388,354	None	None	1,892,972	3,388,354	5,281,326	39,531		9/29/2016	300
Ottumwa	IA		1,687,561	3,880,433	None	None	1,687,561	3,880,433	5,567,994	614,402		1/22/2013	300
Waterloo	IA		1,760,000	4,023,600	None	None	1,760,000	4,023,600	5,783,600	274,946		4/29/2015	300
Blackfoot	ID		560,000	1,932,186	60,641	None	560,000	1,992,827	2,552,827	918,664		2/9/2005	300
Burley	ID		700,000	2,011,543	62,154	None	700,000	2,073,697	2,773,697	956,381		2/9/2005	300
Chubbuck	ID		890,000	1,267,183	52,044	None	890,000	1,319,227	2,209,227	602,445		2/9/2005	300
Chicago	IL		1,589,068	2,841,507	175,063	None	1,589,068	3,016,570	4,605,638	544,149		6/29/2012	300
Chicago	IL		1,462,870	3,735,267	None	None	1,462,870	3,735,267	5,198,137	591,417		1/22/2013	300
Chicago	IL		1,744,950	3,952,594	53,843	None	1,744,950	4,006,437	5,751,387	520,761		9/3/2013	300
Chicago	IL		1,584,794	4,502,544	None	None	1,584,794	4,502,544	6,087,338	562,818		11/12/2013	300
Chicago Heights	IL		1,272,921	3,580,429	40,423	None	1,272,921	3,620,852	4,893,773	507,480		6/4/2013	300
Darien	IL		1,198,099	3,369,971	33,928	None	1,198,099	3,403,899	4,601,998	488,843		5/31/2013	300
Deerfield	IL		4,092,687	11,511,770	None	None	4,092,687	11,511,770	15,604,457	1,110,063		8/27/2013	420
Deerfield	IL		4,261,874	11,987,653	None	None	4,261,874	11,987,653	16,249,527	1,155,952		8/27/2013	420
Deerfield	IL		4,082,432	11,482,923	None	None	4,082,432	11,482,923	15,565,355	1,107,282		8/27/2013	420
Deerfield	IL		4,089,453	11,502,673	None	None	4,089,453	11,502,673	15,592,126	1,109,186		8/27/2013	420
Deerfield	IL		2,586,157	7,274,253	None	None	2,586,157	7,274,253	9,860,410	701,446		8/27/2013	420
Deerfield	IL		3,180,926	8,947,200	None	None	3,180,926	8,947,200	12,128,126	862,766		8/27/2013	420
Dolton	IL		1,860,000	4,204,975	None	None	1,860,000	4,204,975	6,064,975	91,108		6/30/2016	300
East Peoria	IL		1,217,434	2,532,652	None	None	1,217,434	2,532,652	3,750,086	54,874		6/30/2016	300
Maryville	IL		780,685	2,344,436	None	None	780,685	2,344,436	3,125,121	543,128		3/16/2011	300
Moline	IL		1,104,813	3,748,707	None	None	1,104,813	3,748,707	4,853,520	593,545		1/22/2013	300
Oak Forest	IL		1,562,490	4,394,918	None	None	1,562,490	4,394,918	5,957,408	622,613		6/6/2013	300
Pekin	IL		897,200	1,866,462	None	None	897,200	1,866,462	2,763,662	40,440		6/30/2016	300
Peoria	IL		867,025	1,803,689	None	None	867,025	1,803,689	2,670,714	39,080		6/30/2016	300
Plainfield	IL		1,463,785	3,365,876	None	None	1,463,785	3,365,876	4,829,661	532,930		1/22/2013	300
Springfield	IL		1,343,188	3,778,072	82,178	None	1,343,188	3,860,250	5,203,438	539,849		6/7/2013	300
Springfield	IL		1,227,859	3,453,680	None	None	1,227,859	3,453,680	4,681,539	489,271		6/11/2013	300
Troy	IL		768,515	1,991,358	None	None	768,515	1,991,358	2,759,873	461,331		3/16/2011	300
Anderson	IN		937,591	2,123,795	None	None	937,591	2,123,795	3,061,386	279,633		9/11/2013	300
Aurora	IN		980,000	2,521,122	None	None	980,000	2,521,122	3,501,122	96,643		1/5/2016	300
Chesterton	IN		616,498	4,930,886	None	None	616,498	4,930,886	5,547,384	780,724		1/22/2013	300
Elkhart	IN		1,772,161	4,074,966	None	None	1,772,161	4,074,966	5,847,127	645,203		1/22/2013	300
Fort Wayne	IN		1,814,885	3,965,792	None	None	1,814,885	3,965,792	5,780,677	270,996		4/29/2015	300
Fort Wayne	IN		1,163,111	2,419,644	None	None	1,163,111	2,419,644	3,582,755	52,426		6/30/2016	300
Fort Wayne	IN		1,319,890	2,745,793	None	None	1,319,890	2,745,793	4,065,683	59,492		6/30/2016	300
Fort Wayne	IN		1,710,000	3,014,685	None	None	1,710,000	3,014,685	4,724,685	35,171		9/29/2016	300
Hammond	IN		667,821	2,656,839	None	50	667,821	2,656,889	3,324,710	500,383		4/12/2012	300
Indianapolis	IN		1,630,000	5,235,915	None	None	1,630,000	5,235,915	6,865,915	741,755		6/4/2013	300
Indianapolis	IN		1,123,685	3,160,662	None	None	1,123,685	3,160,662	4,284,347	447,760		6/28/2013	300
Kokomo	IN		978,592	2,216,668	128,344	None	978,592	2,345,012	3,323,604	300,499		9/11/2013	300
La Porte	IN		1,765,195	3,959,682	None	None	1,765,195	3,959,682	5,724,877	270,578		4/29/2015	300
Logansport	IN		903,696	2,245,585	76,549	None	903,696	2,322,134	3,225,830	190,111		12/30/2014	300
Marion	IN		1,247,236	3,508,184	None	None	1,247,236	3,508,184	4,755,420	496,993		6/27/2013	300
Monticello	IN		694,032	1,952,148	175,768	None	694,032	2,127,916	2,821,948	304,886		6/7/2013	300
Monticello	IN		1,430,000	4,425,257	None	None	1,430,000	4,425,257	5,855,257	302,393		4/29/2015	300
New Haven	IN		1,140,000	2,764,616	None	None	1,140,000	2,764,616	3,904,616	59,900		6/30/2016	300
Princeton	IN		2,033,742	4,676,454	None	None	2,033,742	4,676,454	6,710,196	740,439		1/22/2013	300
Salem	IN		-	2,351,296	None	None	-	2,351,296	2,351,296	975,788		8/16/2006	300
South Bend	IN		1,665,544	4,684,786	None	14	1,665,544	4,684,800	6,350,344	663,681		6/4/2013	300
Emporia	KS		2,035,321	4,447,479	None	None	2,035,321	4,447,479	6,482,800	303,911		4/29/2015	300
Hutchinson	KS		1,456,992	3,620,465	None	None	1,456,992	3,620,465	5,077,457	295,671		12/23/2014	300
Kansas City	KS		1,290,000	5,192,800	None	None	1,290,000	5,192,800	6,482,800	354,841		4/29/2015	300
Liberal	KS		2,000,000	3,595,400	None	None	2,000,000	3,595,400	5,595,400	41,946		9/29/2016	300
Merriam	KS		1,441,117	4,053,526	None	None	1,441,117	4,053,526	5,494,643	574,249		6/4/2013	300
Newton	KS		1,340,000	3,335,460	None	None	1,340,000	3,335,460	4,675,460	272,396		12/23/2014	300
Parsons	KS		2,090,000	4,248,446	None	None	2,090,000	4,248,446	6,338,446	290,310		4/29/2015	300
Lebanon	KY		1,718,716	4,095,853	None	None	1,718,716	4,095,853	5,814,569	279,883		4/29/2015	300
Louisville	KY		2,386,891	4,017,753	None	None	2,386,891	4,017,753	6,404,644	636,144		1/22/2013	300
Louisville	KY		1,785,691	4,106,077	None	None	1,785,691	4,106,077	5,891,768	650,129		1/22/2013	300
Louisville	KY		1,565,241	3,947,885	None	None	1,565,241	3,947,885	5,513,126	625,082		1/22/2013	300
Louisville	KY		2,540,000	3,918,593	None	None	2,540,000	3,918,593	6,458,593	267,771		4/29/2015	300
Mayfield	KY		1,782,381	4,098,467	None	None	1,782,381	4,098,467	5,880,848	648,924		1/22/2013	300
Paducah	KY		1,792,850	4,021,718	None	None	1,792,850	4,021,718	5,814,568	274,817		4/29/2015	300
Radcliff	KY		1,305,607	3,960,699	None	None	1,305,607	3,960,699	5,266,306	627,111		1/22/2013	300
Amite	LA		1,633,328	3,755,728	None	None	1,633,328	3,755,728	5,389,056	594,657		1/22/2013	300
Gretna	LA		3,570,000	5,037,780	None	None	3,570,000	5,037,780	8,607,780	461,797		9/30/2014	300
Morgan City	LA		1,378,894	3,170,675	None	None	1,378,894	3,170,675	4,549,569	502,024		1/22/2013	300
Pineville	LA		1,527,708	3,593,739	None	None	1,527,708	3,593,739	5,121,447	281,510		1/7/2015	300
Brockton	MA		1,420,000	5,586,439	None	None	1,420,000	5,586,439	7,006,439	623,819		3/31/2014	300
Melrose	MA		2,450,000	5,344,307	None	None	2,450,000	5,344,307	7,794,307	596,781		3/31/2014	300
Baltimore	MD		-	3,545,162	None	None	-	3,545,162	3,545,162	147,715		12/4/2015	300
Elkton	MD		1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	1,154,652		2/21/2008	300
Laurel	MD		-	2,400,696	None	None	-	2,400,696	2,400,696	996,289		8/16/2006	300
Biddeford	ME		-	3,587,125	None	None	-	3,587,125	3,587,125	567,962		1/22/2013	300
Brewer	ME		2,030,000	4,935,503	None	None	2,030,000	4,935,503	6,965,503	699,196		6/6/2013	300
Farmington	ME		1,310,995	3,687,522	None	None	1,310,995	3,687,522	4,998,517	522,399		6/12/2013	300
Lisbon	ME		1,403,949	3,948,979	None	None	1,403,949	3,948,979	5,352,928	559,439		6/13/2013	300
Machias	ME		1,250,032	3,516,047	None	None	1,250,032	3,516,047	4,766,079	498,107		6/5/2013	300
Portland	ME		2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	1,411,368		12/20/2007	300
Charlotte	MI		466,474	3,640,666	None	None	466,474	3,640,666	4,107,140	576,439		1/22/2013	300
Dearborn	MI		2,170,000	4,413,371	None	None	2,170,000	4,413,371	6,583,371	301,580		4/29/2015	300
Gladwin	MI		1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	900,602		2/21/2008	300
Jackson	MI		2,140,000	4,436,052	None	None	2,140,000	4,436,052	6,576,052	216,522		4/29/2015	300
Macomb	MI		1,084,185	3,049,559	None	None	1,084,185	3,049,559	4,133,744	432,021		6/25/2013	300
Metamora	MI		859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	950,996		8/16/2006	300
Mount Pleasant	MI	2,650,507	879,419	3,713,692	None	None	879,419	3,713,692	4,593,111	588,001		1/22/2013	300
Northville	MI		982,099	3,849,614	None	None	982,099	3,849,614	4,831,713	609,522		1/22/2013	300
Norton Shores	MI		2,046,387	4,471,658	None	None	2,046,387	4,471,658	6,518,045	305,563		4/29/2015	300
Port Huron	MI		1,908,747	4,281,697	None	None	1,908,747	4,281,697	6,190,444	292,583		4/29/2015	300
Portage	MI		1,640,000	4,489,124	None	None	1,640,000	4,489,124	6,129,124	306,757		4/29/2015	300
Rockwood	MI		972,962	2,736,715	57,268	None	972,962	2,793,983	3,766,945	390,923		6/25/2013	300
Royal Oak	MI		2,550,000	4,382,053	None	None	2,550,000	4,382,053	6,932,053	299,440		4/29/2015	300
Taylor	MI		2,092,605	4,572,653	None	None	2,092,605	4,572,653	6,665,258	312,465		4/29/2015	300
Troy	MI		3,184,828	-	9,976	None	3,184,828	9,976	3,194,804	3,386		6/27/2013	300
Washington Townsh	MI		1,028,277	2,892,301	None	None	1,028,277	2,892,301	3,920,578	409,743		6/25/2013	300
Brooklyn Park	MN		-	4,106,753	None	None	-	4,106,753	4,106,753	650,236		1/22/2013	300
Cloquet	MN		1,220,000	5,151,588	None	None	1,220,000	5,151,588	6,371,588	729,808		6/7/2013	300
Grand Rapids	MN	3,428,637	499,111	4,072,537	None	None	499,111	4,072,537	4,571,648	644,818		1/22/2013	300
Dellwood	MO		766,461	2,438,272	None	None	766,461	2,438,272	3,204,733	564,866		3/16/2011	300
Des Peres	MO		2,280,000	3,811,179	None	None	2,280,000	3,811,179	6,091,179	44,464		9/29/2016	300
Farmington	MO		1,580,000	5,184,052	None	None	1,580,000	5,184,052	6,764,052	734,407		6/27/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Harrisonville	MO		1,473,335	3,387,834	None	None	1,473,335	3,387,834	4,861,169	536,407		1/22/2013	300
Kansas City	MO		1,875,478	4,207,068	None	None	1,875,478	4,207,068	6,082,546	287,483		4/29/2015	300
Lees Summit	MO		2,005,545	3,589,855	None	None	2,005,545	3,589,855	5,595,400	41,882		9/29/2016	300
Rolla	MO		1,893,125	3,388,626	None	None	1,893,125	3,388,626	5,281,751	39,534		9/29/2016	300
Saint Louis	MO		2,270,000	4,066,675	None	None	2,270,000	4,066,675	6,336,675	47,445		9/29/2016	300
St. John	MO		2,300,000	3,824,235	None	None	2,300,000	3,824,235	6,124,235	261,323		4/29/2015	300
St. Joseph	MO		1,293,855	3,639,311	None	None	1,293,855	3,639,311	4,933,166	515,569		6/7/2013	300
St. Louis	MO		744,817	2,300,087	None	None	744,817	2,300,087	3,044,904	532,853		3/16/2011	300
St. Louis	MO		1,117,749	3,143,966	None	None	1,117,749	3,143,966	4,261,715	445,395		6/14/2013	300
St. Louis	MO		2,190,000	5,109,166	None	None	2,190,000	5,109,166	7,299,166	723,799		6/27/2013	300
Wildwood	MO		681,200	2,649,759	12,946	None	681,200	2,662,705	3,343,905	614,050		3/16/2011	300
Byram	MS		1,243,088	3,425,993	None	None	1,243,088	3,425,993	4,669,081	542,449		1/22/2013	300
Flowood	MS		1,828,528	3,995,605	None	None	1,828,528	3,995,605	5,824,133	273,033		4/29/2015	300
Forest	MS		-	2,991,069	None	None	-	2,991,069	2,991,069	473,586		1/22/2013	300
Greenwood	MS		520,000	3,480,407	None	None	520,000	3,480,407	4,000,407	110,213		3/29/2016	300
Jackson	MS		1,749,695	4,347,797	None	None	1,749,695	4,347,797	6,097,492	398,548		9/30/2014	300
Philadelphia	MS		1,390,000	3,636,895	None	None	1,390,000	3,636,895	5,026,895	42,430		9/29/2016	300
Picayune	MS		1,721,543	4,102,591	None	None	1,721,543	4,102,591	5,824,134	280,344		4/29/2015	300
Kalispell	MT		1,890,000	3,629,051	None	None	1,890,000	3,629,051	5,519,051	247,985		4/29/2015	300
Asheville	NC		-	3,118,366	None	None	-	3,118,366	3,118,366	493,741		1/22/2013	300
Charlotte	NC		923,616	2,092,139	21,513	None	923,616	2,113,652	3,037,268	283,257		9/27/2013	300
Creedmoor	NC		1,280,821	2,945,163	None	None	1,280,821	2,945,163	4,225,984	466,317		1/22/2013	300
High Point	NC		1,573,851	4,426,874	None	None	1,573,851	4,426,874	6,000,725	627,140		6/11/2013	300
Holly Springs	NC		1,451,019	3,336,520	None	None	1,451,019	3,336,520	4,787,539	528,282		1/22/2013	300
Roanoke Rapids	NC		1,103,934	2,538,422	None	None	1,103,934	2,538,422	3,642,356	401,917		1/22/2013	300
Walkertown	NC		1,351,535	3,107,765	None	None	1,351,535	3,107,765	4,459,300	492,063		1/22/2013	300
Whiteville	NC		634,507	2,198,831	None	None	634,507	2,198,831	2,833,338	3,665		12/13/2016	300
Grand Island	NE		1,730,000	3,792,128	None	None	1,730,000	3,792,128	5,522,128	259,129		4/29/2015	300
Omaha	NE		1,782,721	3,895,510	None	None	1,782,721	3,895,510	5,678,231	266,193		4/29/2015	300
Omaha	NE		1,651,643	3,229,112	None	None	1,651,643	3,229,112	4,880,755	37,673		9/29/2016	300
South Sioux City	NE		1,789,238	3,202,672	None	None	1,789,238	3,202,672	4,991,910	37,365		9/29/2016	300
Derry	NH		1,210,000	4,443,660	None	None	1,210,000	4,443,660	5,653,660	496,209		3/31/2014	300
Dover	NH		1,844,188	4,556,875	None	None	1,844,188	4,556,875	6,401,063	508,851		3/31/2014	300
Plaistow	NH		940,000	4,421,512	None	None	940,000	4,421,512	5,361,512	626,381		6/14/2013	300
Carlstadt	NJ		2,630,000	4,733,522	None	None	2,630,000	4,733,522	7,363,522	433,906		9/30/2014	300
Jackson	NJ		1,060,000	3,040,000	None	None	1,060,000	3,040,000	4,100,000	126,667		12/4/2015	300
Ledgewood	NJ		2,060,000	5,490,100	None	None	2,060,000	5,490,100	7,550,100	613,061		3/31/2014	300
Mount Ephraim	NJ		2,410,000	5,039,976	None	None	2,410,000	5,039,976	7,449,976	562,797		3/31/2014	300
Sewell	NJ		1,510,000	4,969,996	None	None	1,510,000	4,969,996	6,479,996	554,983		3/31/2014	300
Farmington	NM		1,652,630	4,106,603	None	None	1,652,630	4,106,603	5,759,233	376,439		9/30/2014	300
Carson City	NV		800,000	2,770,950	94,862	None	800,000	2,865,812	3,665,812	1,316,390		2/9/2005	300
Reno	NV		1,100,000	2,602,911	None	175	1,100,000	2,603,086	3,703,086	1,236,537		2/9/2005	300
Reno	NV		850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	1,095,649		2/9/2005	300
Reno	NV		-	3,951,105	None	None	-	3,951,105	3,951,105	625,592		1/22/2013	300
Sparks	NV		1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	1,078,960		2/9/2005	300
Sun Valley	NV		550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	1,272,222		2/9/2005	300
Angola	NY		1,644,457	3,781,320	None	None	1,644,457	3,781,320	5,425,777	598,709		1/22/2013	300
Auburn	NY		1,319,171	4,557,735	None	None	1,319,171	4,557,735	5,876,906	721,641		1/22/2013	300
Brooklyn	NY		-	3,169,829	None	None	-	3,169,829	3,169,829	501,890		1/22/2013	300
Brooklyn	NY		6,286,888	3,091,053	None	None	6,286,888	3,091,053	9,377,941	489,417		1/22/2013	300
Cohoes	NY		993,687	2,284,916	None	None	993,687	2,284,916	3,278,603	361,778		1/22/2013	300
Flushing	NY		-	2,844,843	None	None	-	2,844,843	2,844,843	450,433		1/22/2013	300
Greece	NY		1,530,625	4,305,290	None	None	1,530,625	4,305,290	5,835,915	609,916		6/12/2013	300
Jamaica	NY		-	3,265,890	None	None	-	3,265,890	3,265,890	517,099		1/22/2013	300
Le Roy	NY		664,571	4,160,651	None	None	664,571	4,160,651	4,825,222	658,770		1/22/2013	300
Macedon	NY		1,010,000	2,650,110	None	None	1,010,000	2,650,110	3,660,110	110,421		12/29/2015	300
Olean	NY		940,000	2,626,150	None	None	940,000	2,626,150	3,566,150	83,161		3/30/2016	300
Ontario	NY		650,000	4,099,160	None	None	650,000	4,099,160	4,749,160	170,798		12/4/2015	300
Orchard Park	NY		715,690	4,719,148	None	None	715,690	4,719,148	5,434,838	747,198		1/22/2013	300
Patchogue	NY		1,717,702	5,188,982	None	None	1,717,702	5,188,982	6,906,684	821,589		1/22/2013	300
Penn Yan	NY		843,439	3,784,664	None	None	843,439	3,784,664	4,628,103	599,239		1/22/2013	300
Plattsburgh	NY		2,122,505	4,610,552	None	None	2,122,505	4,610,552	6,733,057	730,004		1/22/2013	300
Ridgewood	NY		6,872,644	3,221,483	None	None	6,872,644	3,221,483	10,094,127	510,068		1/22/2013	300
Rochester	NY		495,551	3,585,587	None	None	495,551	3,585,587	4,081,138	567,718		1/22/2013	300
Rochester	NY		-	4,562,079	None	None	-	4,562,079	4,562,079	722,329		1/22/2013	300
Saint Albans	NY		6,550,000	4,455,729	None	None	6,550,000	4,455,729	11,005,729	631,228		6/26/2013	300
Stony Point	NY		2,340,671	4,770,714	None	None	2,340,671	4,770,714	7,111,385	755,363		1/22/2013	300
Syracuse	NY		1,474,646	4,898,244	None	None	1,474,646	4,898,244	6,372,890	775,555		1/22/2013	300
Wilton	NY		1,763,372	4,054,756	None	None	1,763,372	4,054,756	5,818,128	642,003		1/22/2013	300
Cadiz	OH	1,184,198	904,795	2,080,515	47,152	None	904,795	2,127,667	3,032,462	332,542		1/22/2013	300
Carrollton	OH	1,652,738	1,001,306	2,302,436	None	None	1,001,306	2,302,436	3,303,742	364,552		1/22/2013	300
Centerville	OH		1,971,631	4,308,306	None	None	1,971,631	4,308,306	6,279,937	294,401		4/29/2015	300
Columbus	OH		1,153,997	3,245,924	None	None	1,153,997	3,245,924	4,399,921	459,839		6/13/2013	300
Columbus	OH		2,580,000	4,383,667	None	None	2,580,000	4,383,667	6,963,667	299,551		4/29/2015	300
Cortland	OH		1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	649,272		2/9/2005	300
East Liverpool	OH	1,557,318	958,357	2,203,679	55,383	None	958,357	2,259,062	3,217,419	352,814		1/22/2013	300
Franklin	OH		1,320,000	4,322,403	None	None	1,320,000	4,322,403	5,642,403	295,364		4/29/2015	300
Lakewood	OH		1,873,535	4,202,711	None	None	1,873,535	4,202,711	6,076,246	287,185		4/29/2015	300
Liberty Township	OH		1,892,611	4,135,636	None	None	1,892,611	4,135,636	6,028,247	282,602		4/29/2015	300
Lisbon	OH	1,041,066	706,599	1,624,777	45,482	None	706,599	1,670,259	2,376,858	260,445		1/22/2013	300
Madison	OH		580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	596,062		4/29/2005	300
Mansfield	OH		1,653,932	3,803,106	None	None	1,653,932	3,803,106	5,457,038	602,158		1/22/2013	300
Marysville	OH		1,654,400	3,804,182	None	None	1,654,400	3,804,182	5,458,582	602,329		1/22/2013	300
Mayfield Heights	OH		-	2,703,730	None	None	-	2,703,730	2,703,730	959,823		2/21/2008	300
Reynoldsburg	OH		1,286,721	3,619,244	185,149	None	1,286,721	3,804,393	5,091,114	518,505		6/7/2013	300
Reynoldsburg	OH		1,844,354	3,605,879	None	None	1,844,354	3,605,879	5,450,233	42,069		9/29/2016	300
Sidney	OH		1,359,676	3,198,465	None	None	1,359,676	3,198,465	4,558,141	250,546		1/7/2015	300
Upper Arlington	OH		3,010,646	5,513,043	None	None	3,010,646	5,513,043	8,523,689	872,899		1/22/2013	300
Warren	OH		960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	629,880		2/9/2005	300
Warren	OH		800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	589,705		2/9/2005	300
Willowick	OH		530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	581,340		4/29/2005	300
Catoosa	OK		1,893,125	3,388,626	None	None	1,893,125	3,388,626	5,281,751	39,534		9/29/2016	300
Edmond	OK	862,351	946,988	-	None	100,000	946,988	100,000	1,046,988	3,984		6/27/2013	300
El Reno	OK		670,000	3,457,967	None	None	670,000	3,457,967	4,127,967	282,401		12/23/2014	300
Enid	OK		1,873,096	3,352,776	None	None	1,873,096	3,352,776	5,225,872	39,116		9/29/2016	300
Midwest City	OK		1,560,000	4,215,560	None	None	1,560,000	4,215,560	5,775,560	288,063		4/29/2015	300
Moore	OK		1,309,620	2,919,423	None	None	1,309,620	2,919,423	4,229,043	92,448		3/30/2016	300
Oklahoma City	OK		1,700,000	3,525,872	None	None	1,700,000	3,525,872	5,225,872	41,135		9/29/2016	300
Ponca City	OK		1,247,744	3,100,506	None	None	1,247,744	3,100,506	4,348,250	284,213		9/30/2014	300
Tulsa	OK		813,500	5,707	1,500	None	813,500	7,207	820,707	1,350	10/31/2013	5/3/2013	300
Warr Acres	OK		1,813,278	3,962,282	None	None	1,813,278	3,962,282	5,775,560	270,756		4/29/2015	300
Redmond	OR		2,120,000	4,351,271	None	None	2,120,000	4,351,271	6,471,271	181,303		12/4/2015	300
Beaver	PA		1,933,000	3,003,160	None	None	1,933,000	3,003,160	4,936,160	1,086,143		12/20/2007	300
Carlisle	PA	2,872,413	1,687,948	3,881,323	None	None	1,687,948	3,881,323	5,569,271	614,543		1/22/2013	300
Delmont	PA		720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	601,019		2/9/2005	300
Emmaus	PA		1,568,237	4,411,084	None	None	1,568,237	4,411,084	5,979,321	624,904		6/20/2013	300
Export	PA		710,000	1,666,912	55,920	None	710,000	1,722,832	2,432,832	792,684		2/9/2005	300
Girard	PA		-	1,352,590	182,974	None	-	1,535,564	1,535,564	1,329,202		2/9/2005	183
Harrisburg	PA		2,100,000	3,400,000	None	None	2,100,000	3,400,000	5,500,000	141,667		12/4/2015	300
Imperial	PA		1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	1,242,925		8/16/2006	300
Johnstown	PA		250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	1,231,874		2/9/2005	300
Johnstown	PA		600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	954,862		2/9/2005	300
Norristown	PA		-	3,603,611	None	None	-	3,603,611	3,603,611	1,279,280		2/21/2008	300
Philadelphia	PA		-	3,803,732	None	None	-	3,803,732	3,803,732	1,350,323		2/26/2008	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Phoenixville	PA		3,510,000	5,123,285	None	None	3,510,000	5,123,285	8,633,285	725,799		6/5/2013	300
Pittsburgh	PA	3,925,713	2,784,426	5,002,215	None	None	2,784,426	5,002,215	7,786,641	792,017		1/22/2013	300
Reading	PA		1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	1,173,272		2/21/2008	300
Saint Marys	PA		1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	1,117,696		12/20/2007	300
Slippery Rock	PA		-	1,295,495	200,314	None	-	1,495,809	1,495,809	1,322,877		2/9/2005	183
Uniontown	PA		1,617,507	4,549,669	None	None	1,617,507	4,549,669	6,167,176	644,536		6/11/2013	300
Wexford	PA		2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	925,158		2/21/2008	300
Yeadon	PA		-	3,253,285	None	None	-	3,253,285	3,253,285	1,176,604		12/20/2007	300
Woonsocket	RI		1,297,497	2,939,041	None	None	1,297,497	2,939,041	4,236,538	396,771		8/1/2013	300
Columbia	SC		1,430,093	3,288,404	None	None	1,430,093	3,288,404	4,718,497	520,664		1/22/2013	300
Conway	SC		-	3,451,662	None	None	-	3,451,662	3,451,662	546,513		1/22/2013	300
Rapid City	SD		1,699,906	3,323,470	None	None	1,699,906	3,323,470	5,023,376	38,774		9/29/2016	300
Athens	TN		1,650,000	3,842,297	None	None	1,650,000	3,842,297	5,492,297	262,557		4/29/2015	300
Bartlett	TN		1,563,355	3,677,593	None	None	1,563,355	3,677,593	5,240,948	288,078		1/7/2015	300
Brownsville	TN		1,490,000	3,683,903	None	None	1,490,000	3,683,903	5,173,903	251,733		4/29/2015	300
Chattanooga	TN		1,090,783	2,695,258	None	None	1,090,783	2,695,258	3,786,041	318,939		1/9/2014	300
Chattanooga	TN		844,737	1,757,323	None	None	844,737	1,757,323	2,602,060	32,218		7/19/2016	300
Colonial Heights	TN		1,837,294	4,014,760	None	None	1,837,294	4,014,760	5,852,054	274,342		4/29/2015	300
Fayetteville	TN		1,490,000	4,127,381	None	None	1,490,000	4,127,381	5,617,381	282,038		4/29/2015	300
Franklin	TN		754,510	2,122,261	58,911	None	754,510	2,181,172	2,935,682	303,967		6/6/2013	300
Hixson	TN		973,733	2,406,034	None	None	973,733	2,406,034	3,379,767	284,714		1/9/2014	300
Lawrenceburg	TN		1,633,403	3,892,546	None	None	1,633,403	3,892,546	5,525,949	265,991		4/29/2015	300
Madisonville	TN		1,160,000	3,656,303	None	None	1,160,000	3,656,303	4,816,303	42,657		9/29/2016	300
Memphis	TN		350,000	2,783,909	27,134	None	350,000	2,811,043	3,161,043	337,330		1/9/2014	300
Soddy Daisy	TN		1,726,295	3,090,008	None	None	1,726,295	3,090,008	4,816,303	36,050		9/29/2016	300
White House	TN		1,649,422	3,930,720	None	None	1,649,422	3,930,720	5,580,142	268,599		4/29/2015	300
Austin	TX		1,623,904	3,734,059	None	None	1,623,904	3,734,059	5,357,963	591,226		1/22/2013	300
Coppell	TX		1,076,551	3,097,830	None	None	1,076,551	3,097,830	4,174,381	490,490		1/22/2013	300
Houston	TX		1,268,978	3,569,338	86,677	None	1,268,978	3,656,015	4,924,993	505,837		6/11/2013	300
Houston	TX		2,860,000	3,490,686	None	None	2,860,000	3,490,686	6,350,686	273,437		1/7/2015	300
Lubbock	TX		973,713	2,738,827	3,293	None	973,713	2,742,120	3,715,833	388,229		6/5/2013	300
Odessa	TX		2,670,000	4,437,377	None	None	2,670,000	4,437,377	7,107,377	51,769		9/29/2016	300
Saginaw	TX		1,727,698	3,851,409	None	None	1,727,698	3,851,409	5,579,107	121,961		3/30/2016	300
Sealy	TX		1,514,567	3,482,644	None	None	1,514,567	3,482,644	4,997,211	551,419		1/22/2013	300
Victoria	TX		1,969,399	3,850,355	None	None	1,969,399	3,850,355	5,819,754	44,921		9/29/2016	300
Wichita Falls	TX		1,331,410	3,131,974	None	None	1,331,410	3,131,974	4,463,384	245,338		1/16/2015	300
Fredericksburg	VA		-	2,901,815	None	None	-	2,901,815	2,901,815	1,030,143		2/21/2008	300
King George	VA		1,772,216	4,075,092	None	None	1,772,216	4,075,092	5,847,308	645,223		1/22/2013	300
Martinsville	VA		560,565	3,290,085	None	None	560,565	3,290,085	3,850,650	520,930		1/22/2013	300
Richmond	VA		1,255,931	3,103,326	92,118	None	1,255,931	3,195,444	4,451,375	372,379		1/16/2014	300
Richmond	VA		1,388,198	3,255,705	85,775	None	1,388,198	3,341,480	4,729,678	200,947		6/30/2015	300
Burlington	VT		2,049,745	4,643,003	None	None	2,049,745	4,643,003	6,692,748	642,282		7/19/2013	300
Graham	WA		1,396,502	3,928,032	None	None	1,396,502	3,928,032	5,324,534	556,471		6/4/2013	300
Lynnwood	WA		1,410,480	3,967,350	None	None	1,410,480	3,967,350	5,377,830	562,041		6/28/2013	300
Mount Vernon	WA		-	3,785,303	None	None	-	3,785,303	3,785,303	157,721		12/4/2015	300
Puyallup	WA		1,835,489	4,535,379	None	None	1,835,489	4,535,379	6,370,868	551,804		12/11/2013	300
Antigo	WI		1,540,000	4,754,008	None	None	1,540,000	4,754,008	6,294,008	324,857		4/29/2015	300
Burlington	WI		1,330,000	3,994,665	None	None	1,330,000	3,994,665	5,324,665	46,604		9/29/2016	300
Glendale	WI		1,690,491	3,305,064	None	None	1,690,491	3,305,064	4,995,555	38,559		9/29/2016	300
Kaukauna	WI		1,893,714	4,138,045	None	None	1,893,714	4,138,045	6,031,759	282,766		4/29/2015	300
Marshfield	WI		1,010,000	4,175,525	None	None	1,010,000	4,175,525	5,185,525	48,714		9/29/2016	300
Mauston	WI		1,505,223	3,819,442	None	None	1,505,223	3,819,442	5,324,665	44,560		9/29/2016	300
Menomonee Falls	WI		2,180,000	4,235,106	None	None	2,180,000	4,235,106	6,415,106	289,399		4/29/2015	300
Menomonie	WI		2,200,000	3,831,758	None	None	2,200,000	3,831,758	6,031,758	261,837		4/29/2015	300
Milwaukee	WI		1,830,000	4,128,507	None	None	1,830,000	4,128,507	5,958,507	282,115		4/29/2015	300
Milwaukee	WI		1,801,861	3,522,803	None	None	1,801,861	3,522,803	5,324,664	41,099		9/29/2016	300
Monona	WI		1,135,636	2,806,085	None	None	1,135,636	2,806,085	3,941,721	341,407		12/17/2013	300
Racine	WI		1,976,049	4,317,960	None	None	1,976,049	4,317,960	6,294,009	295,061		4/29/2015	300
Two Rivers	WI		1,280,000	4,776,734	None	None	1,280,000	4,776,734	6,056,734	326,410		4/29/2015	300
Wisconsin Rapids	WI		1,893,714	4,138,045	None	None	1,893,714	4,138,045	6,031,759	282,766		4/29/2015	300
Buckhannon	WV		1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	1,132,161		2/21/2008	300
Huntington	WV		1,085,818	3,802,536	None	None	1,085,818	3,802,536	4,888,354	602,068		1/22/2013	300
Rock Springs	WY		1,970,000	4,644,222	None	None	1,970,000	4,644,222	6,614,222	317,355		4/29/2015	300

Education
Peoria	AZ		281,750	625,779	69,854	18,665	281,750	714,298	996,048	687,539		3/30/1988	300
Corona	CA		144,856	671,584	None	26,846	144,856	698,430	843,286	698,430		12/19/1984	300
Santee	CA		248,418	551,748	37,230	29,831	248,418	618,809	867,227	575,576		7/23/1987	300
Coconut Creek	FL		310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	864,646	8/2/1999	12/1/1998	300
Las Vegas	NV		1,080,444	3,346,772	None	73	1,080,444	3,346,845	4,427,289	2,515,634		3/4/1998	300
Beaverton	OR		135,148	626,647	None	26,949	135,148	653,596	788,744	653,578		12/17/1986	300
Memphis	TN		238,263	504,897	11,504	5,352	238,263	521,753	760,016	511,717		9/29/1988	300
Arlington	TX		195,650	387,355	9,289	104	195,650	396,748	592,398	390,565		2/7/1991	300
Austin	TX		238,000	528,604	90,133	22,315	238,000	641,052	879,052	595,290		4/6/1989	300
Mesquite	TX		1,049,287	1,949,085	233,921	63,743	1,049,287	2,246,749	3,296,036	1,359,773		3/28/2002	300
Southlake	TX		228,279	511,750	None	25,283	228,279	537,033	765,312	516,854		3/10/1993	300
Sugar Land	TX		1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	2,656,916		6/28/2006	300
Chantilly	VA		688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	2,193,702	5/7/1999	9/30/1998	300
Kingstowne	VA		300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	788,608	8/22/2000	11/8/1999	300

Electric utilities
Fairfield	CA		1,450,000	9,207,989	2,000	None	1,450,000	9,209,989	10,659,989	888,580		8/30/2013	420

Entertainment
Riverside	CA		7,800,000	130	(416,985)	None	7,383,015	130	7,383,145	73		7/5/2002	300
Vista	CA		2,300,000	22	None	None	2,300,000	22	2,300,022	15		3/31/1999	300
Marietta	GA		1,500,000	768	None	None	1,500,000	768	1,500,768	462		6/29/2001	300
Norcross	GA		1,600,000	768	None	None	1,600,000	768	1,600,768	462		6/29/2001	300
Greensboro	NC		4,000,000	463	None	None	4,000,000	463	4,000,463	260		7/5/2002	300
Omaha	NE		1,956,296	3,949,402	208,052	140,128	1,956,296	4,297,582	6,253,878	3,260,075		4/4/1997	300
Calverton	NY		6,200,000	744	None	None	6,200,000	744	6,200,744	519		7/23/1999	300
Medford	NY		1,500,000	745	None	None	1,500,000	745	1,500,745	520		7/23/1999	300
Arlington	TX		1,330,000	2,776,647	None	None	1,330,000	2,776,647	4,106,647	254,526		9/11/2014	300
San Antonio	TX		1,310,000	1,920,140	None	None	1,310,000	1,920,140	3,230,140	182,413		8/6/2014	300
Sandy	UT		1,970,000	1,983,352	None	None	1,970,000	1,983,352	3,953,352	69,417		2/18/2016	300

Equipment services

Lake Worth	FL		679,079	1,262,568	9,754	140	679,079	1,272,462	1,951,541	679,747		7/3/2003	300
Novi	MI		430,000	6,661,063	None	None	430,000	6,661,063	7,091,063	499,580		5/9/2014	420
Cameron	MO	16,625,597	940,000	18,280,024	624,144	None	940,000	18,904,168	19,844,168	1,983,083		6/25/2013	420
Sanford	NC	7,692,448	226,784	15,056,005	39,175	None	226,784	15,095,180	15,321,964	2,586,138		9/25/2012	300
Elko	NV		1,401,115	10,342,501	17,091	None	1,401,115	10,359,592	11,760,707	2,405,043		3/15/2011	300
Lewisville	TX		1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	1,010,658		7/3/2003	300

Financial services
Phoenix	AZ		245,137	456,324	None	None	245,137	456,324	701,461	161,995		2/1/2008	300
El Cajon	CA		1,620,871	-	None	None	1,620,871	-	1,620,871	-		6/19/2014	N/A
Turlock	CA		222,250	493,627	9,911	19,400	222,250	522,938	745,188	503,283		12/30/1987	300
Colorado Springs	CO		313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,307		3/10/1987	300
Fort Myers	FL		1,025,624	2,407,011	None	None	1,025,624	2,407,011	3,432,635	381,110		1/22/2013	300
Orlando	FL		532,556	940,177	None	None	532,556	940,177	1,472,733	393,275	6/9/2006	12/15/2005	300
Palm Coast	FL		713,370	2,421,133	None	None	713,370	2,421,133	3,134,503	383,346		1/22/2013	300
Plantation	FL	1,284,678	1,160,000	1,049,443	None	None	1,160,000	1,049,443	2,209,443	124,184		1/31/2014	300
Pompano Beach	FL		1,563,202	2,354,641	None	None	1,563,202	2,354,641	3,917,843	372,818		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Acworth	GA	1,033,457	650,000	992,950	None	None	650,000	992,950	1,642,950	117,499		1/31/2014	300
Alpharetta	GA	1,588,122	940,000	1,305,410	None	None	940,000	1,305,410	2,245,410	154,474		1/31/2014	300
Hinesville	GA		172,611	383,376	48,425	3,796	172,611	435,597	608,208	402,108		12/22/1987	300
Coeur D Alene	ID		165,900	368,468	None	None	165,900	368,468	534,368	368,468		9/21/1987	300
Addison	IL		448,447	895,835	None	None	448,447	895,835	1,344,282	4,479		11/9/2016	300
Addison	IL		450,025	898,989	None	None	450,025	898,989	1,349,014	4,495		11/9/2016	300
Aurora	IL		557,766	1,114,216	None	None	557,766	1,114,216	1,671,982	5,571		11/9/2016	300
Aurora	IL		753,553	1,505,327	None	None	753,553	1,505,327	2,258,880	7,527		11/9/2016	300
Aurora	IL		602,311	1,203,201	None	None	602,311	1,203,201	1,805,512	6,016		11/9/2016	300
Bensenville	IL		644,432	1,287,344	None	None	644,432	1,287,344	1,931,776	6,437		11/9/2016	300
Bolingbrook	IL		438,105	875,175	None	None	438,105	875,175	1,313,280	4,376		11/9/2016	300
Buffalo Grove	IL		445,301	889,550	None	None	445,301	889,550	1,334,851	4,448		11/9/2016	300
Calumet City	IL		344,815	688,817	None	None	344,815	688,817	1,033,632	3,444		11/9/2016	300
Carpentersville	IL		1,752,080	-	None	None	1,752,080	-	1,752,080	-		1/22/2013	300
Carpentersville	IL		630,496	1,259,504	None	None	630,496	1,259,504	1,890,000	6,298		11/9/2016	300
Cary	IL		701,031	1,400,409	None	None	701,031	1,400,409	2,101,440	7,002		11/9/2016	300
Chicago	IL		1,000,000	926,582	None	None	1,000,000	926,582	1,926,582	4,633		11/9/2016	300
Chicago Heights	IL		337,866	674,934	None	None	337,866	674,934	1,012,800	3,375		11/9/2016	300
Crete	IL		430,000	1,224,782	None	None	430,000	1,224,782	1,654,782	6,124		11/9/2016	300
Des Plaines	IL		606,386	1,211,342	None	None	606,386	1,211,342	1,817,728	6,057		11/9/2016	300
Fox Lake	IL		389,384	777,848	None	None	389,384	777,848	1,167,232	3,889		11/9/2016	300
Frankfort	IL		730,124	1,458,524	None	None	730,124	1,458,524	2,188,648	7,293		11/9/2016	300
Frankfort	IL		436,824	872,616	None	None	436,824	872,616	1,309,440	4,363		11/9/2016	300
Hoffman Estates	IL		373,732	746,583	None	None	373,732	746,583	1,120,315	3,733		11/9/2016	300
Hoffman Estates	IL		378,736	756,579	None	None	378,736	756,579	1,135,315	3,783		11/9/2016	300
Homer Glen	IL		730,869	1,460,013	None	None	730,869	1,460,013	2,190,882	7,300		11/9/2016	300
Homewood	IL		572,450	1,143,550	None	None	572,450	1,143,550	1,716,000	5,718		11/9/2016	300
Huntley	IL		500,362	999,542	None	None	500,362	999,542	1,499,904	4,998		11/9/2016	300
Huntley	IL		554,276	1,107,244	None	None	554,276	1,107,244	1,661,520	5,536		11/9/2016	300
La Grange	IL		210,000	1,117,079	None	None	210,000	1,117,079	1,327,079	5,585		11/9/2016	300
Machesney Park	IL		608,430	1,215,423	None	None	608,430	1,215,423	1,823,853	6,077		11/9/2016	300
Montgomery	IL		1,636,238	-	None	None	1,636,238	-	1,636,238	-		1/22/2013	300
Mount Prospect	IL		515,237	1,029,259	None	None	515,237	1,029,259	1,544,496	5,146		11/9/2016	300
Mundelein	IL		462,358	923,624	None	None	462,358	923,624	1,385,982	4,618		11/9/2016	300
Naperville	IL		700,990	1,400,325	None	None	700,990	1,400,325	2,101,315	7,002		11/9/2016	300
Naperville	IL		190,743	381,036	None	None	190,743	381,036	571,779	1,905		11/9/2016	300
New Lenox	IL		494,115	987,065	None	None	494,115	987,065	1,481,180	4,935		11/9/2016	300
Niles	IL		622,100	1,242,732	None	None	622,100	1,242,732	1,864,832	6,214		11/9/2016	300
North Riverside	IL		507,869	1,014,540	None	None	507,869	1,014,540	1,522,409	5,073		11/9/2016	300
Northlake	IL		1,461,799	-	None	None	1,461,799	-	1,461,799	-		1/22/2013	300
Oak Lawn	IL		2,052,944	2,383,995	21,000	41,052	2,052,944	2,446,047	4,498,991	383,925		1/22/2013	300
Oak Lawn	IL		738,341	1,474,939	None	None	738,341	1,474,939	2,213,280	7,375		11/9/2016	300
Orland Park	IL		453,462	905,853	None	None	453,462	905,853	1,359,315	4,529		11/9/2016	300
Orland Park	IL		377,068	753,247	None	None	377,068	753,247	1,130,315	3,766		11/9/2016	300
Oswego	IL		488,712	976,270	None	None	488,712	976,270	1,464,982	4,881		11/9/2016	300
Palos Heights	IL		602,746	1,204,070	None	None	602,746	1,204,070	1,806,816	6,020		11/9/2016	300
Plainfield	IL		554,808	1,108,307	None	None	554,808	1,108,307	1,663,115	5,542		11/9/2016	300
Plainfield	IL		214,079	427,654	None	None	214,079	427,654	641,733	2,138		11/9/2016	300
Romeoville	IL		178,839	357,257	None	None	178,839	357,257	536,096	1,786		11/9/2016	300
Round Lake Hghts	IL		657,349	1,313,147	None	None	657,349	1,313,147	1,970,496	6,566		11/9/2016	300
Schaumburg	IL		3,252,143	-	None	None	3,252,143	-	3,252,143	-		1/22/2013	300
Schaumburg	IL		893,474	1,784,841	None	None	893,474	1,784,841	2,678,315	8,924		11/9/2016	300
Schaumburg	IL		650,222	1,298,910	None	None	650,222	1,298,910	1,949,132	6,495		11/9/2016	300
Shorewood	IL		60,000	466,592	None	None	60,000	466,592	526,592	2,333		11/9/2016	300
South Elgin	IL		545,534	1,089,781	None	None	545,534	1,089,781	1,635,315	5,449		11/9/2016	300
Stickney	IL		743,660	1,363,377	None	None	743,660	1,363,377	2,107,037	215,868		1/22/2013	300
Summit	IL		518,968	1,036,712	None	None	518,968	1,036,712	1,555,680	5,184		11/9/2016	300
Villa Park	IL		504,530	1,007,870	None	None	504,530	1,007,870	1,512,400	5,039		11/9/2016	300
West Dundee	IL		609,792	1,218,144	None	None	609,792	1,218,144	1,827,936	6,091		11/9/2016	300
Woodstock	IL		547,297	1,093,303	None	None	547,297	1,093,303	1,640,600	1,822		12/2/2016	300
Brockton	MA		229,846	741,196	None	None	229,846	741,196	971,042	117,356		1/22/2013	300
Centerville	MA		378,555	1,220,743	None	None	378,555	1,220,743	1,599,298	193,284		1/22/2013	300
Chatham	MA		513,702	1,656,556	None	None	513,702	1,656,556	2,170,258	262,288		1/22/2013	300
Duxbury	MA		411,113	1,325,735	None	None	411,113	1,325,735	1,736,848	209,908		1/22/2013	300
Hanover	MA		434,396	1,400,817	None	None	434,396	1,400,817	1,835,213	221,796		1/22/2013	300
Hull	MA		242,499	781,996	None	None	242,499	781,996	1,024,495	123,816		1/22/2013	300
Hyannis	MA		830,700	2,678,796	None	None	830,700	2,678,796	3,509,496	424,143		1/22/2013	300
Middleborough	MA		1,225,841	3,953,025	None	None	1,225,841	3,953,025	5,178,866	625,896		1/22/2013	300
Middleborough	MA		625,848	724,941	None	None	625,848	724,941	1,350,789	114,782		1/22/2013	300
Orleans	MA		496,997	1,602,690	None	None	496,997	1,602,690	2,099,687	253,759		1/22/2013	300
Pembroke	MA		520,463	1,678,359	None	None	520,463	1,678,359	2,198,822	265,740		1/22/2013	300
Plymouth	MA		555,446	7,109,710	None	None	555,446	7,109,710	7,665,156	1,125,704		1/22/2013	300
Quincy	MA		289,121	539,719	50,595	15,595	289,121	605,909	895,030	231,238		8/30/2007	300
Randolph	MA		530,316	1,710,132	None	None	530,316	1,710,132	2,240,448	270,771		1/22/2013	300
Rockland	MA		1,341,048	6,112,682	None	None	1,341,048	6,112,682	7,453,730	967,841		1/22/2013	300
Scituate	MA		403,299	1,300,535	None	None	403,299	1,300,535	1,703,834	205,918		1/22/2013	300
South Yarmouth	MA		477,020	1,538,269	None	None	477,020	1,538,269	2,015,289	243,559		1/22/2013	300
West Dennis	MA		1,065,353	898,827	None	None	1,065,353	898,827	1,964,180	142,314		1/22/2013	300
Blue Springs	MO		222,569	494,333	None	None	222,569	494,333	716,902	494,333		7/31/1989	300
Wilmington	NC	1,049,683	470,000	995,035	None	None	470,000	995,035	1,465,035	117,746		1/31/2014	300
Bloomfield	NJ		392,983	1,267,269	None	None	392,983	1,267,269	1,660,252	200,651		1/22/2013	300
Cedar Grove	NJ		409,890	1,321,792	None	None	409,890	1,321,792	1,731,682	209,284		1/22/2013	300
Clementon	NJ		424,795	1,369,857	None	None	424,795	1,369,857	1,794,652	216,894		1/22/2013	300
Dayton	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	192,353		1/22/2013	300
Deptford	NJ		308,425	994,592	None	None	308,425	994,592	1,303,017	157,477		1/22/2013	300
East Brunswick	NJ		445,430	1,436,398	None	None	445,430	1,436,398	1,881,828	227,430		1/22/2013	300
Fairfield	NJ		612,188	1,974,149	None	None	612,188	1,974,149	2,586,337	312,574		1/22/2013	300
Fanwood	NJ		376,731	1,214,861	None	None	376,731	1,214,861	1,591,592	192,353		1/22/2013	300
Garfield	NJ		372,910	1,202,541	None	None	372,910	1,202,541	1,575,451	190,402		1/22/2013	300
Green Brook	NJ		319,003	1,028,702	None	None	319,003	1,028,702	1,347,705	162,878		1/22/2013	300
Haddonfield	NJ		312,763	1,008,581	None	None	312,763	1,008,581	1,321,344	159,692		1/22/2013	300
Kearny	NJ		278,653	898,584	None	None	278,653	898,584	1,177,237	142,276		1/22/2013	300
Mahwah	NJ		253,447	817,302	None	None	253,447	817,302	1,070,749	129,406		1/22/2013	300
Martinsville	NJ		447,368	1,442,647	None	None	447,368	1,442,647	1,890,015	228,419		1/22/2013	300
Millstone Townshi	NJ		270,310	871,681	None	None	270,310	871,681	1,141,991	138,016		1/22/2013	300
Mountain Lakes	NJ		531,890	887,417	None	None	531,890	887,417	1,419,307	140,508		1/22/2013	300
Northvale	NJ		259,002	835,217	None	None	259,002	835,217	1,094,219	132,243		1/22/2013	300
Orange	NJ		450,522	1,452,819	None	None	450,522	1,452,819	1,903,341	230,030		1/22/2013	300
Parlin	NJ		345,431	1,113,926	None	None	345,431	1,113,926	1,459,357	176,372		1/22/2013	300
Paterson	NJ		122,722	395,747	None	None	122,722	395,747	518,469	62,660		1/22/2013	300
Paterson	NJ		469,318	639,560	None	None	469,318	639,560	1,108,878	101,264		1/22/2013	300
Pompton Plains	NJ		226,298	729,755	None	None	226,298	729,755	956,053	115,545		1/22/2013	300
Raritan	NJ		370,127	1,193,564	None	None	370,127	1,193,564	1,563,691	188,981		1/22/2013	300
Somerville	NJ		376,597	1,214,429	None	None	376,597	1,214,429	1,591,026	192,285		1/22/2013	300
Tenafly	NJ		463,499	1,494,667	None	None	463,499	1,494,667	1,958,166	236,656		1/22/2013	300
Trenton	NJ		459,146	1,480,629	None	None	459,146	1,480,629	1,939,775	234,433		1/22/2013	300
Vineland	NJ		236,628	763,064	None	None	236,628	763,064	999,692	120,818		1/22/2013	300
West Orange	NJ		174,486	562,673	None	None	174,486	562,673	737,159	89,090		1/22/2013	300
West Orange	NJ		259,916	838,164	None	None	259,916	838,164	1,098,080	132,709		1/22/2013	300
Westwood	NJ		205,094	661,375	None	None	205,094	661,375	866,469	104,718		1/22/2013	300
Woodland Park	NJ		206,695	666,539	None	None	206,695	666,539	873,234	105,535		1/22/2013	300
Albuquerque	NM		80,500	178,794	8,003	None	80,500	186,797	267,297	185,897		10/29/1987	300
Santa Fe	NM		70,000	155,473	None	None	70,000	155,473	225,473	155,473		10/29/1987	300
Stony Point	NY		950,455	2,963,243	None	None	950,455	2,963,243	3,913,698	469,180		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Beachwood	OH	1,125,779	980,000	1,062,628	None	None	980,000	1,062,628	2,042,628	125,744		1/31/2014	300
Columbus	OH		214,737	85,425	25,900	5,330	214,737	116,655	331,392	63,383		9/17/2004	300
Dublin	OH		2,399,969	17,044,099	None	None	2,399,969	17,044,099	19,444,068	3,948,550		3/31/2011	300
Euclid	OH	602,664	130,000	1,027,248	None	None	130,000	1,027,248	1,157,248	121,558		1/31/2014	300
Groveport	OH		277,198	445,497	53,191	11,520	277,198	510,208	787,406	392,166		12/21/1995	300
Mentor	OH	906,161	350,000	1,276,241	None	None	350,000	1,276,241	1,626,241	151,022		1/31/2014	300
Milford	OH		353,324	269,997	(15,631)	8,576	314,484	301,782	616,266	218,315		9/18/1997	300
Pepper Pike	OH	846,354	530,000	865,808	None	None	530,000	865,808	1,395,808	102,454		1/31/2014	300
Shaker Heights	OH	916,602	650,000	792,759	None	None	650,000	792,759	1,442,759	93,810		1/31/2014	300
West Chester	OH		618,270	1,055,888	None	None	618,270	1,055,888	1,674,158	167,182		1/22/2013	300
Ambler	PA		1,374,943	4,862,810	None	None	1,374,943	4,862,810	6,237,753	769,945		1/22/2013	300
Blairsville	PA		297,140	958,202	None	None	297,140	958,202	1,255,342	151,715		1/22/2013	300
Clarks Summit	PA		165,407	533,394	None	None	165,407	533,394	698,801	84,454		1/22/2013	300
Dillsburg	PA		157,114	506,653	None	None	157,114	506,653	663,767	80,220		1/22/2013	300
Harleysville	PA		1,486,141	16,590,526	None	None	1,486,141	16,590,526	18,076,667	2,626,833		1/22/2013	300
Lansdale	PA		582,679	1,878,990	None	None	582,679	1,878,990	2,461,669	297,507		1/22/2013	300
Lansford	PA		724,643	2,336,788	None	None	724,643	2,336,788	3,061,431	369,991		1/22/2013	300
Lehighton	PA		353,743	1,140,729	None	None	353,743	1,140,729	1,494,472	180,615		1/22/2013	300
Limerick	PA		1,198,208	1,141,397	None	None	1,198,208	1,141,397	2,339,605	180,721		1/22/2013	300
Media	PA		93,870	302,705	None	None	93,870	302,705	396,575	47,928		1/22/2013	300
Media	PA		312,084	1,006,391	None	None	312,084	1,006,391	1,318,475	159,345		1/22/2013	300
North Wales	PA		658,040	2,122,012	None	None	658,040	2,122,012	2,780,052	335,985		1/22/2013	300
Palmerton	PA		1,152,944	3,717,949	None	None	1,152,944	3,717,949	4,870,893	588,675		1/22/2013	300
Philadelphia	PA		680,814	938,913	None	None	680,814	938,913	1,619,727	148,661		1/22/2013	300
Philadelphia	PA		287,110	925,857	None	None	287,110	925,857	1,212,967	146,594		1/22/2013	300
Philadelphia	PA		300,032	967,528	None	None	300,032	967,528	1,267,560	153,192		1/22/2013	300
Philadelphia	PA		200,022	645,020	None	None	200,022	645,020	845,042	102,128		1/22/2013	300
Philadelphia	PA		130,580	421,086	None	None	130,580	421,086	551,666	66,672		1/22/2013	300
Philadelphia	PA		270,560	872,488	None	None	270,560	872,488	1,143,048	138,144		1/22/2013	300
Pittsburgh	PA		203,808	657,230	None	None	203,808	657,230	861,038	104,061		1/22/2013	300
Sellersville	PA		436,843	1,408,706	None	None	436,843	1,408,706	1,845,549	223,045		1/22/2013	300
Skippack	PA		484,437	1,562,185	None	None	484,437	1,562,185	2,046,622	247,346		1/22/2013	300
Slatington	PA		467,608	1,507,917	None	None	467,608	1,507,917	1,975,525	238,753		1/22/2013	300
Slatington	PA		1,331,882	4,294,979	None	None	1,331,882	4,294,979	5,626,861	680,038		1/22/2013	300
Somerset	PA		369,856	1,192,691	None	None	369,856	1,192,691	1,562,547	188,843		1/22/2013	300
Summit Hill	PA		94,816	2,266,101	None	None	94,816	2,266,101	2,360,917	358,799		1/22/2013	300
Swarthmore	PA		165,423	533,447	None	None	165,423	533,447	698,870	84,462		1/22/2013	300
Tannersville	PA		277,284	894,170	None	None	277,284	894,170	1,171,454	141,577		1/22/2013	300
Walnutport	PA		1,068,012	1,437,132	None	None	1,068,012	1,437,132	2,505,144	227,546		1/22/2013	300
Warren	PA		253,725	818,198	None	None	253,725	818,198	1,071,923	129,548		1/22/2013	300
Wyomissing	PA		553,724	1,785,618	None	None	553,724	1,785,618	2,339,342	282,723		1/22/2013	300
Mount Pleasant	SC	13,800,000	10,803,051	25,511,279	None	None	10,803,051	25,511,279	36,314,330	2,885,204		1/22/2013	420
Lubbock	TX		49,000	108,831	57,941	6,264	49,000	173,036	222,036	143,468		10/29/1987	300
Pasadena	TX		385,199	716,468	None	None	385,199	716,468	1,101,667	254,346		2/1/2008	300
Appleton	WI		578,049	1,154,733	None	None	578,049	1,154,733	1,732,782	5,774		11/9/2016	300
Ashland	WI		410,000	1,480,432	None	None	410,000	1,480,432	1,890,432	7,402		11/9/2016	300
Brookfield	WI		600,466	1,199,516	None	None	600,466	1,199,516	1,799,982	5,998		11/9/2016	300
Burlington	WI		290,000	1,805,776	None	None	290,000	1,805,776	2,095,776	9,029		11/9/2016	300
Cedarburg	WI		600,686	1,199,954	None	None	600,686	1,199,954	1,800,640	6,000		11/9/2016	300
Delafield	WI		852,131	1,702,251	None	None	852,131	1,702,251	2,554,382	8,511		11/9/2016	300
Delavan	WI		350,000	731,920	None	None	350,000	731,920	1,081,920	3,660		11/9/2016	300
DePere	WI		332,021	663,259	None	None	332,021	663,259	995,280	3,316		11/9/2016	300
Eagle River	WI		440,000	1,481,232	None	None	440,000	1,481,232	1,921,232	7,406		11/9/2016	300
Fitchburg	WI		460,896	920,704	None	None	460,896	920,704	1,381,600	4,604		11/9/2016	300
Fond du Lac	WI		421,195	841,397	None	None	421,195	841,397	1,262,592	4,207		11/9/2016	300
Fox Point	WI		597,592	1,193,773	None	None	597,592	1,193,773	1,791,365	5,969		11/9/2016	300
Green Bay	WI		640,198	1,278,884	None	None	640,198	1,278,884	1,919,082	6,394		11/9/2016	300
Green Bay	WI		739,234	1,476,723	None	None	739,234	1,476,723	2,215,957	7,384		11/9/2016	300
Greendale	WI		1,300,000	2,906,482	None	None	1,300,000	2,906,482	4,206,482	14,532		11/9/2016	300
Janesville	WI		130,000	564,880	None	None	130,000	564,880	694,880	2,824		11/9/2016	300
La Crosse	WI		424,327	847,652	None	None	424,327	847,652	1,271,979	4,238		11/9/2016	300
Marshfield	WI		420,000	792,148	None	None	420,000	792,148	1,212,148	3,961		11/9/2016	300
Mequon	WI		1,162,508	2,322,274	None	None	1,162,508	2,322,274	3,484,782	11,611		11/9/2016	300
Milwaukee	WI		265,985	495,071	None	None	265,985	495,071	761,056	175,750		2/1/2008	300
Muskego	WI		489,131	977,109	None	None	489,131	977,109	1,466,240	4,886		11/9/2016	300
Oak Creek	WI		595,162	1,188,920	None	None	595,162	1,188,920	1,784,082	5,945		11/9/2016	300
Oregon	WI		487,157	973,163	None	None	487,157	973,163	1,460,320	4,866		11/9/2016	300
Pleasant Prairie	WI		375,917	750,946	None	None	375,917	750,946	1,126,863	3,755		11/9/2016	300
Racine	WI		474,923	948,725	None	None	474,923	948,725	1,423,648	4,744		11/9/2016	300
Salem	WI		387,377	773,839	None	None	387,377	773,839	1,161,216	3,869		11/9/2016	300
Saukville	WI		355,874	710,908	None	None	355,874	710,908	1,066,782	3,555		11/9/2016	300
Sussex	WI		438,297	875,559	None	None	438,297	875,559	1,313,856	4,378		11/9/2016	300
Thiensville	WI		700,007	1,398,361	None	None	700,007	1,398,361	2,098,368	6,992		11/9/2016	300
Verona	WI		580,000	994,112	None	None	580,000	994,112	1,574,112	4,971		11/9/2016	300
Waukesha	WI		670,377	1,339,171	None	None	670,377	1,339,171	2,009,548	6,696		11/9/2016	300
Waukesha	WI		537,078	1,072,890	None	None	537,078	1,072,890	1,609,968	5,364		11/9/2016	300
West Allis	WI		661,609	1,321,656	None	None	661,609	1,321,656	1,983,265	6,608		11/9/2016	300

Food processing
Cedar Rapids	IA	29,307,500	1,784,980	36,815,951	None	None	1,784,980	36,815,951	38,600,931	6,320,072		9/26/2012	300
St. Louis	MO		3,112,401	32,725,202	None	147	3,112,401	32,725,349	35,837,750	7,145,150		7/13/2011	300
Weldon Springs	MO		3,675,034	13,827,581	None	None	3,675,034	13,827,581	17,502,615	3,157,298		4/1/2011	300
Omaha	NE		2,022,114	24,664,964	None	None	2,022,114	24,664,964	26,687,078	2,789,490		1/22/2013	420
York	NE		450,000	7,442,416	None	None	450,000	7,442,416	7,892,416	647,009		12/13/2013	420
Oklahoma City	OK		201,507	1,828,803	None	None	201,507	1,828,803	2,030,310	206,829		1/22/2013	420
Memphis	TN		1,568,476	13,510,652	42,601	None	1,568,476	13,553,253	15,121,729	1,538,397		12/20/2012	420
Weslaco	TX		207,384	1,882,135	None	None	207,384	1,882,135	2,089,519	212,861		1/22/2013	420

General merchandise
Demopolis	AL		658,601	2,140,452	14,135	None	658,601	2,154,587	2,813,188	349,502		1/22/2013	300
Batesville	AR		360,000	1,839,677	None	None	360,000	1,839,677	2,199,677	266,753		5/23/2013	300
Blytheville	AR		772,319	15,370,177	None	None	772,319	15,370,177	16,142,496	2,433,611		1/22/2013	300
Hot Springs	AR		413,337	1,865,839	130,994	None	413,337	1,996,833	2,410,170	71,815		1/15/2016	300
Coolidge	AZ		380,000	1,865,375	133,700	None	380,000	1,999,075	2,379,075	154,194		12/11/2014	300
Douglas	AZ		320,000	2,812,308	None	None	320,000	2,812,308	3,132,308	257,795		9/24/2014	300
Sonora	CA		1,199,554	3,898,549	18,956	None	1,199,554	3,917,505	5,117,059	617,992		1/22/2013	300
Tustin	CA		10,530,000	9,883,431	None	None	10,530,000	9,883,431	20,413,431	938,926		8/19/2014	300
Monte Vista	CO		47,652	582,159	58,774	1,584	47,652	642,517	690,169	427,700		12/23/1998	300
Pawcatuck	CT		1,090,816	3,545,153	13,565	None	1,090,816	3,558,718	4,649,534	572,479		1/22/2013	300
North Ft Myers	FL		729,366	3,292,417	None	None	729,366	3,292,417	4,021,783	203,032		6/4/2015	300
Orange Park	FL		478,314	618,348	163,348	27,979	478,314	809,675	1,287,989	571,559		12/31/1998	300
Austell	GA		5,107,282	14,192,370	None	None	5,107,282	14,192,370	19,299,652	23,654		12/1/2016	300
Madison	GA		597,637	1,942,320	20,582	None	597,637	1,962,902	2,560,539	320,616		1/22/2013	300
Clarinda	IA		439,267	816,010	16,832	25,838	439,267	858,680	1,297,947	350,627		5/25/2006	300
Columbia City	IN		470,000	1,319,981	None	None	470,000	1,319,981	1,789,981	28,600		6/30/2016	300
Greensburg	IN		1,310,000	10,075,489	None	None	1,310,000	10,075,489	11,385,489	16,792		12/2/2016	300
Garnett	KS		59,690	628,516	90,686	38	59,690	719,240	778,930	386,711		12/23/1998	300
Hillsboro	KS		335,292	622,914	None	38	335,292	622,952	958,244	264,752		5/25/2006	300
Phillipsburg	KS		423,725	787,146	31,216	8,938	423,725	827,300	1,251,025	335,889		5/25/2006	300
Lawrenceburg	KY		410,000	503,126	135,108	None	410,000	638,234	1,048,234	48,695		12/12/2014	300
Maysville	KY		1,030,000	1,440,622	None	None	1,030,000	1,440,622	2,470,622	208,890		5/28/2013	300
Mansura	LA		557,316	1,811,276	11,163	None	557,316	1,822,439	2,379,755	295,971		1/22/2013	300
Oakland	MD		990,000	2,555,782	None	None	990,000	2,555,782	3,545,782	208,722		12/4/2014	300
Calais	ME		440,000	2,236,794	None	None	440,000	2,236,794	2,676,794	205,039		9/26/2014	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Coldwater	MI		380,000	2,589,000	None	None	380,000	2,589,000	2,969,000	107,875		12/16/2015	300
Kalamazoo	MI		-	2,547,854	71,591	None	-	2,619,445	2,619,445	415,103		1/22/2013	300
St John’s	MI		350,000	2,292,729	None	None	350,000	2,292,729	2,642,729	187,240		12/12/2014	300
Stevensville	MI		404,904	2,547,727	900	None	404,904	2,548,627	2,953,531	233,795		9/26/2014	300
Faribault	MN		1,270,000	16,730,000	None	None	1,270,000	16,730,000	18,000,000	258,917		6/29/2016	340
Long Prairie	MN		88,892	553,997	None	87	88,892	554,084	642,976	399,850		12/23/1998	300
Paynesville	MN		49,483	525,406	35,306	38	49,483	560,750	610,233	382,825		12/23/1998	300
Spring Valley	MN		69,785	579,238	None	84	69,785	579,322	649,107	418,066		12/23/1998	300
Warroad	MN		70,000	580,000	None	46	70,000	580,046	650,046	418,586		12/23/1998	300
Independence	MO		210,643	467,844	None	127	210,643	467,971	678,614	467,930		7/31/1989	300
Kansas City	MO		210,070	466,571	None	None	210,070	466,571	676,641	466,571		5/13/1988	300
Kansas City	MO		168,350	373,910	None	None	168,350	373,910	542,260	373,910		5/26/1988	300
Corinth	MS		387,489	1,749,157	None	None	387,489	1,749,157	2,136,646	212,814		12/4/2013	300
Ridgeland	MS		281,867	769,890	6,265	19,476	281,867	795,631	1,077,498	623,973		6/27/1997	300
Billings	MT		617,235	2,786,247	None	None	617,235	2,786,247	3,403,482	171,819		6/24/2015	300
Glendive	MT		567,581	2,529,794	None	None	567,581	2,529,794	3,097,375	156,004		6/4/2015	300
Greensboro	NC		676,201	3,052,428	None	None	676,201	3,052,428	3,728,629	259,456		11/17/2014	300
Raleigh	NC		484,913	2,188,937	None	None	484,913	2,188,937	2,673,850	244,431		3/11/2014	300
Mayville	ND		59,333	565,562	120,620	5,087	59,333	691,269	750,602	409,383		12/23/1998	300
Ainsworth	NE		362,675	673,768	None	94	362,675	673,862	1,036,537	286,391		5/25/2006	300
Imperial	NE		388,599	721,914	146,288	38	388,599	868,240	1,256,839	318,135		6/28/2006	300
Bloomfield	NM		59,559	616,252	14,805	84	59,559	631,141	690,700	450,172		12/23/1998	300
Clovis	NM		50,000	918,965	33,694	None	50,000	952,659	1,002,659	100,448		6/30/2014	300
Pickerington	OH		317,010	1,431,011	None	None	317,010	1,431,011	1,748,021	145,486		6/12/2014	300
Milwaukie	OR		180,250	400,336	49,088	58	180,250	449,482	629,732	437,659		8/6/1987	300
Dubois	PA	1,386,045	682,202	2,217,155	10,440	None	682,202	2,227,595	2,909,797	354,573		1/22/2013	300
Ebensburg	PA		581,699	16,421,564	None	None	581,699	16,421,564	17,003,263	2,600,081		1/22/2013	300
Elizabethville	PA	1,288,779	691,197	2,246,390	5,000	None	691,197	2,251,390	2,942,587	359,897		1/22/2013	300
Mansfield	PA	1,288,779	759,190	2,467,367	3,651	None	759,190	2,471,018	3,230,208	392,834		1/22/2013	300
Milford	PA		438,715	1,955,421	104,700	None	438,715	2,060,121	2,498,836	121,239		6/9/2015	300
Providence	RI	14,900,000	2,550,000	21,717,123	5,161	None	2,550,000	21,722,284	24,272,284	1,839,427		1/31/2014	420
Florence	SC		712,114	2,314,371	13,000	None	712,114	2,327,371	3,039,485	376,569		1/22/2013	300
Athens	TN		290,000	1,948,179	None	None	290,000	1,948,179	2,238,179	185,077		8/18/2014	300
Carthage	TN		555,547	2,476,158	127,851	None	555,547	2,604,009	3,159,556	104,816		12/17/2015	300
Memphis	TN		197,708	507,647	17,670	23,118	197,708	548,435	746,143	408,612		9/30/1998	300
Murfreesboro	TN		1,010,000	2,797,770	None	None	1,010,000	2,797,770	3,807,770	60,618		6/20/2016	300
Coleman	TX		243,060	451,661	14,375	38	243,060	466,074	709,134	192,718		5/25/2006	300
Colorado City	TX		92,535	505,276	63,690	84	92,535	569,050	661,585	368,004		12/23/1998	300
Devine	TX		212,408	394,735	32,536	101	212,408	427,372	639,780	171,866		5/25/2006	300
New Boston	TX		564,285	1,833,926	25,360	None	564,285	1,859,286	2,423,571	309,829		1/22/2013	300
Orange	TX		492,842	2,224,730	None	None	492,842	2,224,730	2,717,572	270,675		12/20/2013	300
Presidio	TX		407,657	757,362	None	15,300	407,657	772,662	1,180,319	323,451		5/25/2006	300
Winnsboro	TX		79,280	1,299,056	19,997	153	79,280	1,319,206	1,398,486	527,393	10/19/2006	9/7/2006	300
Yoakum	TX		390,147	724,821	35,515	87	390,147	760,423	1,150,570	309,385		5/25/2006	300
Salem	UT		439,889	1,985,696	2,350	None	439,889	1,988,046	2,427,935	129,193		5/21/2015	300
Salem	VA		670,000	1,870,698	None	None	670,000	1,870,698	2,540,698	40,532		6/29/2016	300
Puyallup	WA		173,250	384,795	None	22,814	173,250	407,609	580,859	405,898		9/15/1987	300
Redmond	WA		196,000	435,317	42,356	29,168	196,000	506,841	702,841	476,048		9/17/1987	300
Tacoma	WA		189,000	419,777	None	19,146	189,000	438,923	627,923	437,646		8/25/1987	300
Green Bay	WI		1,510,000	5,852,883	None	None	1,510,000	5,852,883	7,362,883	829,158		6/25/2013	300
Sussex	WI		650,000	7,106,415	None	None	650,000	7,106,415	7,756,415	1,006,742		6/25/2013	300
Ronceverte	WV	1,386,045	772,945	2,512,071	5,445	None	772,945	2,517,516	3,290,461	398,585		1/22/2013	300
Douglas	WY		571,162	2,545,759	1,650	None	571,162	2,547,409	3,118,571	157,109		6/4/2015	300

Government services
Sierra Vista	AZ		368,655	9,028,151	260,984	None	368,655	9,289,135	9,657,790	1,084,765		1/22/2013	420
El Centro	CA		520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	637,554		9/17/2009	300
Redding	CA		675,805	20,005,327	198,453	None	675,805	20,203,780	20,879,585	2,357,888		1/22/2013	420
Colorado Springs	CO		672,578	9,520,731	352,584	None	672,578	9,873,315	10,545,893	1,181,803		1/22/2013	420
New Port Richey	FL		779,626	9,708,313	136,459	None	779,626	9,844,772	10,624,398	1,116,524		1/22/2013	420
Sioux City	IA		77,340	4,538,558	157,874	None	77,340	4,696,432	4,773,772	523,981		1/22/2013	420
Caldwell	ID		666,412	2,891,593	7,400	None	666,412	2,898,993	3,565,405	332,961		1/22/2013	420
Minneapolis	MN		1,045,866	8,587,804	None	None	1,045,866	8,587,804	9,633,670	971,240		1/22/2013	420
Malone	NY		823,630	9,270,887	8,864	None	823,630	9,279,751	10,103,381	1,048,770		1/22/2013	420
Knoxville	TN		760,745	8,994,542	17,310	None	760,745	9,011,852	9,772,597	1,023,006		1/22/2013	420
Brownsville	TX		320,661	6,564,200	None	None	320,661	6,564,200	6,884,861	742,380		1/22/2013	420
Dallas	TX		399,222	9,540,572	4,139	None	399,222	9,544,711	9,943,933	1,081,098		1/22/2013	420
Eagle Pass	TX		146,259	1,880,444	124,540	None	146,259	2,004,984	2,151,243	242,204		1/22/2013	420
Eagle Pass	TX		68,097	708,427	56,419	None	68,097	764,846	832,943	93,034		1/22/2013	420
Paris	TX		274,223	5,385,490	1,750	None	274,223	5,387,240	5,661,463	609,788		1/22/2013	420
Parkersburg	WV		494,436	12,703,842	26,020	None	494,436	12,729,862	13,224,298	1,445,446		1/22/2013	420

Grocery stores
Mesa	AZ		807,252	1,499,183	None	None	807,252	1,499,183	2,306,435	302,335		12/21/2011	300
Phoenix	AZ		664,796	1,234,621	None	None	664,796	1,234,621	1,899,417	248,982		12/21/2011	300
Phoenix	AZ		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	204,521		12/21/2011	300
Yuma	AZ		783,510	1,455,089	None	None	783,510	1,455,089	2,238,599	293,443		12/21/2011	300
Buena Park	CA		2,136,844	3,968,425	None	None	2,136,844	3,968,425	6,105,269	800,299		12/21/2011	300
Burbank	CA		2,193,827	4,074,250	None	None	2,193,827	4,074,250	6,268,077	821,640		12/21/2011	300
Carson	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	355,688		12/21/2011	300
Chula Vista	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	391,257		12/21/2011	300
Cloverdale	CA		1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	1,486,179		9/30/2003	300
El Centro	CA		394,903	733,392	None	None	394,903	733,392	1,128,295	147,901		12/21/2011	300
Fortuna	CA		1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	1,175,147		9/30/2003	300
Glendale	CA		3,270,797	6,074,336	None	None	3,270,797	6,074,336	9,345,133	1,224,991		12/21/2011	300
Hanford	CA		1,234,621	2,292,868	None	None	1,234,621	2,292,868	3,527,489	462,395		12/21/2011	300
Inglewood	CA		1,661,990	3,086,553	None	None	1,661,990	3,086,553	4,748,543	622,455		12/21/2011	300
Los Angeles	CA		712,282	1,322,809	None	None	712,282	1,322,809	2,035,091	266,766		12/21/2011	300
Los Angeles	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	533,533		12/21/2011	300
Los Angeles	CA		1,576,516	2,927,816	None	None	1,576,516	2,927,816	4,504,332	590,443		12/21/2011	300
Los Angeles	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	613,563		12/21/2011	300
Los Angeles	CA		1,994,388	3,703,864	None	None	1,994,388	3,703,864	5,698,252	746,946		12/21/2011	300
Los Angeles	CA		3,111,111	5,777,778	None	None	3,111,111	5,777,778	8,888,889	1,165,185		12/21/2011	300
Monrovia	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	426,826		12/21/2011	300
North Hollywood	CA		4,036,263	7,495,917	None	None	4,036,263	7,495,917	11,532,180	1,511,677		12/21/2011	300
Oakland	CA		2,374,272	4,409,361	None	None	2,374,272	4,409,361	6,783,633	889,221		12/21/2011	300
Pacoima	CA		949,709	1,763,744	None	None	949,709	1,763,744	2,713,453	355,688		12/21/2011	300
Pasadena	CA		2,113,102	3,924,331	None	None	2,113,102	3,924,331	6,037,433	791,407		12/21/2011	300
Redlands	CA		1,187,136	2,204,680	None	None	1,187,136	2,204,680	3,391,816	444,611		12/21/2011	300
Redondo Beach	CA		1,306,667	2,426,666	None	None	1,306,667	2,426,666	3,733,333	489,378		12/21/2011	300
Redwood City	CA		1,638,247	3,042,460	None	None	1,638,247	3,042,460	4,680,707	613,563		12/21/2011	300
Riverside	CA		1,068,422	1,984,213	None	None	1,068,422	1,984,213	3,052,635	400,150		12/21/2011	300
Sacramento	CA		759,767	1,410,995	None	None	759,767	1,410,995	2,170,762	284,551		12/21/2011	300
Sacramento	CA		1,139,650	2,116,494	None	None	1,139,650	2,116,494	3,256,144	426,826		12/21/2011	300
Salinas	CA		1,044,679	1,940,119	None	None	1,044,679	1,940,119	2,984,798	391,257		12/21/2011	300
San Diego	CA		1,633,333	3,033,334	None	None	1,633,333	3,033,334	4,666,667	611,722		12/21/2011	300
Stockton	CA		1,424,563	2,645,617	None	None	1,424,563	2,645,617	4,070,180	533,533		12/21/2011	300
Thousand Oaks	CA		2,018,131	3,747,957	None	None	2,018,131	3,747,957	5,766,088	755,838		12/21/2011	300
Boulder	CO		426,675	1,199,508	None	600	426,675	1,200,108	1,626,783	1,097,300		1/5/1984	300
Pueblo	CO		1,700,000	8,440,070	1,000	None	1,700,000	8,441,070	10,141,070	154,776		7/29/2016	300
Wilmington	DE	4,825,479	1,020,000	5,192,590	None	None	1,020,000	5,192,590	6,212,590	545,222		5/9/2014	300
Brandon	FL		2,570,000	676,996	241,714	294	2,570,000	919,004	3,489,004	184,853		10/22/2010	300
Tampa	FL		2,610,000	5,769,576	145,462	None	2,610,000	5,915,038	8,525,038	1,485,562		10/22/2010	300
Albany	GA		2,190,000	8,689,607	1,000	None	2,190,000	8,690,607	10,880,607	101,429		9/19/2016	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Athens	GA		2,190,000	9,423,928	1,000	None	2,190,000	9,424,928	11,614,928	109,996		9/19/2016	300
Augusta	GA		3,270,000	7,509,563	1,500	None	3,270,000	7,511,063	10,781,063	162,782		6/30/2016	300
Gainesville	GA		2,550,000	7,339,116	1,500	None	2,550,000	7,340,616	9,890,616	159,089		6/30/2016	300
LaGrange	GA		1,740,000	8,162,125	1,000	None	1,740,000	8,163,125	9,903,125	95,275		9/19/2016	300
Elkhart	IN		835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	1,554,487		11/1/2006	300
Warsaw	IN		2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	1,852,398		2/9/2007	300
Lawrence	KS		706,512	5,338,974	140	None	706,512	5,339,114	6,045,626	845,393		1/22/2013	300
Wichita	KS		1,672,828	7,617,013	1,539	None	1,672,828	7,618,552	9,291,380	1,206,630		1/22/2013	300
Monroe	LA		2,270,000	7,627,418	1,000	None	2,270,000	7,628,418	9,898,418	165,311		6/30/2016	300
Monroe	LA		2,260,000	7,849,069	1,000	None	2,260,000	7,850,069	10,110,069	170,113		6/30/2016	300
Portland	ME		-	6,357,617	7,937	None	-	6,365,554	6,365,554	1,007,548		1/22/2013	300
Lapeer	MI		769,498	4,509,061	None	None	769,498	4,509,061	5,278,559	37,576		10/19/2016	300
Aurora	MO		440,000	3,398,717	None	None	440,000	3,398,717	3,838,717	288,891		11/17/2014	300
Festus	MO		1,120,000	5,163,355	1,000	None	1,120,000	5,164,355	6,284,355	611,289		1/31/2014	300
Republic	MO		930,000	3,036,180	None	None	930,000	3,036,180	3,966,180	258,075		11/17/2014	300
Springfield	MO		1,167,312	3,207,718	None	None	1,167,312	3,207,718	4,375,030	272,656		11/17/2014	300
Springfield	MO		1,635,901	4,495,381	None	None	1,635,901	4,495,381	6,131,282	382,107		11/17/2014	300
St. Louis	MO		1,150,000	4,580,300	None	None	1,150,000	4,580,300	5,730,300	542,002		1/31/2014	300
St. Louis	MO		890,000	5,765,303	None	None	890,000	5,765,303	6,655,303	682,228		1/31/2014	300
Reno	NV		456,000	562,344	19,733	175	456,000	582,252	1,038,252	578,869		5/26/1988	300
Reno	NV		721,365	1,339,679	None	None	721,365	1,339,679	2,061,044	270,169		12/21/2011	300
Canandaigua	NY		757,160	13,354,409	None	None	757,160	13,354,409	14,111,569	2,114,448		1/22/2013	300
Nanuet	NY		3,149,527	20,960,357	None	None	3,149,527	20,960,357	24,109,884	3,318,723		1/22/2013	300
Seaford	NY	13,806,243	6,180,000	6,058,740	None	None	6,180,000	6,058,740	12,238,740	636,168		5/9/2014	300
Cincinnati	OH		1,860,000	5,009,049	None	None	1,860,000	5,009,049	6,869,049	58,439		9/28/2016	300
Bartlesville	OK		1,650,000	1,573,823	1,000	None	1,650,000	1,574,823	3,224,823	391,408		10/22/2010	300
Norman	OK		1,580,000	1,900,618	1,000	None	1,580,000	1,901,618	3,481,618	472,562		10/22/2010	300
Norman	OK		3,000,000	2,474,669	1,000	None	3,000,000	2,475,669	5,475,669	614,699		10/22/2010	300
Stillwater	OK		2,590,000	2,472,123	1,000	None	2,590,000	2,473,123	5,063,123	614,486		10/22/2010	300
Tulsa	OK		1,550,000	203,990	None	None	1,550,000	203,990	1,753,990	50,658		10/22/2010	300
Tulsa	OK		2,000,000	753,609	None	None	2,000,000	753,609	2,753,609	187,146		10/22/2010	300
Tulsa	OK		3,000,000	3,485,618	1,000	None	3,000,000	3,486,618	6,486,618	866,171		10/22/2010	300
Central Point	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	829,564		9/30/2003	300
Pendleton	OR		546,083	1,014,153	None	None	546,083	1,014,153	1,560,236	204,521		12/21/2011	300
Phoenix	OR		840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	829,564		9/30/2003	300
Upper Darby	PA	8,836,277	3,300,000	7,383,261	None	None	3,300,000	7,383,261	10,683,261	775,242		5/9/2014	300
Myrtle Beach	SC		4,866,449	1,544,000	1,000	None	4,866,449	1,545,000	6,411,449	18,047		9/8/2016	300
Rapid City	SD		2,140,000	1,465,451	None	None	2,140,000	1,465,451	3,605,451	363,920		10/22/2010	300
Clarksville	TN		1,450,000	8,573,328	1,000	None	1,450,000	8,574,328	10,024,328	100,047		9/19/2016	300
Colchester	VT		983,640	13,718,577	None	None	983,640	13,718,577	14,702,217	2,172,108		1/22/2013	300
Richland	WA		1,756,961	3,262,927	None	None	1,756,961	3,262,927	5,019,888	658,024		12/21/2011	300
Burlington	WI	4,490,000	840,000	6,515,145	None	None	840,000	6,515,145	7,355,145	705,807		4/30/2014	300
Neenah	WI	3,480,000	1,070,000	4,648,820	None	None	1,070,000	4,648,820	5,718,820	503,622		4/30/2014	300
Shorewood	WI		8,288,174	23,492,398	None	None	8,288,174	23,492,398	31,780,572	39,154		12/21/2016	300

Health and fitness
Goodyear	AZ		2,010,000	20,928,681	None	None	2,010,000	20,928,681	22,938,681	1,290,602		6/10/2015	300
Phoenix	AZ		2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	2,034,142	6/6/2002	6/26/2001	300
Phoenix	AZ		2,100,000	6,556,549	None	None	2,100,000	6,556,549	8,656,549	1,138,620	3/20/2012	6/29/2011	300
Antioch	CA		5,375,000	9,982,143	None	None	5,375,000	9,982,143	15,357,143	2,112,887		9/21/2011	300
Bakersfield	CA		2,259,649	4,698,845	None	None	2,259,649	4,698,845	6,958,494	994,589		9/21/2011	300
Bakersfield	CA		3,260,933	6,056,019	None	None	3,260,933	6,056,019	9,316,952	1,281,857		9/21/2011	300
Carmichael	CA		812,570	3,467,558	None	None	812,570	3,467,558	4,280,128	468,120		8/30/2013	300
Carmichael	CA		755,676	3,224,770	None	None	755,676	3,224,770	3,980,446	435,344		8/30/2013	300
Ceres	CA		2,145,750	3,984,963	None	None	2,145,750	3,984,963	6,130,713	843,484		9/21/2011	300
Chula Vista	CA		4,226,250	7,848,750	None	None	4,226,250	7,848,750	12,075,000	2,132,244		3/30/2010	300
Diamond Bar	CA		3,038,879	5,494,141	None	777	3,038,879	5,494,918	8,533,797	3,224,033	3/21/2000	9/29/1998	300
Elk Grove	CA		2,570,000	10,206,994	67,530	3,274	2,570,000	10,277,798	12,847,798	1,348,917		9/27/2013	300
Fairfield	CA		836,500	2,053,894	None	None	836,500	2,053,894	2,890,394	297,369		10/3/2012	300
Folsom	CA		1,290,000	13,537,029	26,013	None	1,290,000	13,563,042	14,853,042	1,827,662		8/30/2013	300
Los Banos	CA		1,378,343	2,559,779	None	None	1,378,343	2,559,779	3,938,122	541,820		9/21/2011	300
McClellan	CA		396,459	1,691,850	None	None	396,459	1,691,850	2,088,309	228,400		8/30/2013	300
Merced	CA		910,000	2,440,523	None	None	910,000	2,440,523	3,350,523	338,274		10/3/2012	300
Norco	CA		1,247,243	4,907,430	None	27	1,247,243	4,907,457	6,154,700	2,781,431	12/13/2000	6/29/1999	300
Rancho Cordova	CA		1,040,000	6,791,316	38,541	None	1,040,000	6,829,857	7,869,857	916,908		8/30/2013	300
Rocklin	CA		1,165,243	4,972,558	None	None	1,165,243	4,972,558	6,137,801	671,295		8/30/2013	300
Roseville	CA		1,970,000	7,743,081	138,677	None	1,970,000	7,881,758	9,851,758	1,055,826		9/27/2013	300
Sacramento	CA		449,230	1,917,043	None	None	449,230	1,917,043	2,366,273	258,801		8/30/2013	300
Sacramento	CA		2,400,000	14,079,539	None	None	2,400,000	14,079,539	16,479,539	1,853,806		9/30/2013	300
Shingle Springs	CA		1,575,000	3,675,307	None	None	1,575,000	3,675,307	5,250,307	546,149		10/3/2012	300
Stockton	CA		2,320,442	4,309,392	None	None	2,320,442	4,309,392	6,629,834	912,155		9/21/2011	300
Stockton	CA		1,602,459	2,975,994	None	None	1,602,459	2,975,994	4,578,453	629,919		9/21/2011	300
Tracy	CA		556,906	1,034,254	None	None	556,906	1,034,254	1,591,160	218,917		9/21/2011	300
Tracy	CA		3,228,902	5,996,532	None	None	3,228,902	5,996,532	9,225,434	1,269,266		9/21/2011	300
Vacaville	CA		1,575,000	3,675,429	None	None	1,575,000	3,675,429	5,250,429	546,158		10/3/2012	300
Vallejo	CA		756,000	3,404,487	None	None	756,000	3,404,487	4,160,487	379,711		10/3/2012	300
South Windsor	CT	5,273,321	1,410,000	8,239,228	None	None	1,410,000	8,239,228	9,649,228	837,655		6/27/2014	300
Casselberry	FL		1,979,598	8,256,394	40,863	167,804	1,979,598	8,465,061	10,444,659	5,410,328	12/30/2003	5/31/1995	300
Hialeah	FL		2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	1,531,596		3/26/2007	300
Miami	FL		3,115,101	5,670,715	None	106	3,115,101	5,670,821	8,785,922	3,177,449	5/19/2000	6/7/1999	300
Oakland Park	FL		2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	1,266,828	7/6/2001	3/27/2001	300
Orlando	FL		2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	1,975,085	8/7/2003	11/26/2002	300
Pembroke Pines	FL		1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	2,824,104	12/11/2000	10/1/1999	300
Stuart	FL		1,150,000	8,258,878	None	None	1,150,000	8,258,878	9,408,878	1,170,008		6/28/2013	300
Sunrise	FL		2,850,000	3,601,884	None	None	2,850,000	3,601,884	6,451,884	894,468		10/22/2010	300
Conyers	GA		1,200,000	7,835,546	None	None	1,200,000	7,835,546	9,035,546	901,088		2/27/2014	300
Morrow	GA		1,680,000	5,108,661	74,158	None	1,680,000	5,182,819	6,862,819	463,734		9/30/2014	300
Urbandale	IA		4,720,000	27,389,120	None	None	4,720,000	27,389,120	32,109,120	1,688,996		6/10/2015	300
Alsip	IL		2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	1,540,108		12/30/2009	300
Bolingbrook	IL		3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	2,960,308	10/26/2007	1/24/2007	300
Glendale Heights	IL		1,963,770	10,038,516	None	None	1,963,770	10,038,516	12,002,286	1,700,188		3/26/2007	300
Lansing	IL		460,000	6,648,839	None	None	460,000	6,648,839	7,108,839	808,942		12/12/2013	300
Waukegan	IL		2,961,951	5,500,766	None	None	2,961,951	5,500,766	8,462,717	1,549,382		12/30/2009	300
Carmel	IN		3,675,000	6,825,000	None	None	3,675,000	6,825,000	10,500,000	1,854,125		3/29/2010	300
Indianapolis	IN		3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	2,697,570	3/20/2007	8/3/2006	300
Southport	IN		2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	2,680,562	12/20/2007	6/8/2007	300
Lenexa	KS		1,410,000	25,283,643	None	None	1,410,000	25,283,643	26,693,643	1,559,158		6/10/2015	300
Florence	KY		2,560,000	8,523,096	None	None	2,560,000	8,523,096	11,083,096	1,406,311		11/30/2012	300
Louisville	KY	9,161,078	1,480,000	13,081,657	274,087	None	1,480,000	13,355,744	14,835,744	2,045,896		2/1/2013	300
Woburn	MA		3,930,000	6,125,110	None	None	3,930,000	6,125,110	10,055,110	888,141		5/22/2013	300
Nottingham	MD		3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	2,222,798		3/26/2007	300
Rochester Hills	MI		1,980,000	31,441,153	None	None	1,980,000	31,441,153	33,421,153	1,938,871		6/10/2015	300
Roseville	MN		3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	3,141,268	6/5/2008	4/18/2007	300
St. Louis Park	MN		1,160,000	36,979,042	None	None	1,160,000	36,979,042	38,139,042	2,280,374		6/10/2015	300
Charlotte	NC		2,420,000	7,649,004	238	None	2,420,000	7,649,242	10,069,242	905,142		1/29/2014	300
Raleigh	NC		4,890,000	21,252,496	None	None	4,890,000	21,252,496	26,142,496	1,310,571		6/10/2015	300
Omaha	NE		1,130,000	10,814,154	None	None	1,130,000	10,814,154	11,944,154	1,279,675		1/29/2014	300
East Brunswick	NJ		1,654,529	3,073,912	None	58	1,654,529	3,073,970	4,728,499	1,214,204		2/16/2007	300
Montvale	NJ		7,980,000	35,070,170	None	None	7,980,000	35,070,170	43,050,170	2,162,660		6/10/2015	300
Harrison	NY		16,710,000	50,611,800	None	None	16,710,000	50,611,800	67,321,800	3,121,061		6/10/2015	300
Yonkers	NY		1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	1,083,307		3/26/2007	300
Brooklyn	OH		900,000	10,393,798	None	None	900,000	10,393,798	11,293,798	329,137		3/30/2016	300
Columbus	OH		-	6,891,202	None	None	-	6,891,202	6,891,202	1,074,498		11/30/2012	300
Columbus	OH	7,028,696	-	11,662,219	33,910	73	-	11,696,202	11,696,202	1,818,252		2/1/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Columbus	OH		-	7,517,501	None	None	-	7,517,501	7,517,501	1,064,979		6/28/2013	300
Hilliard	OH	7,823,537	1,010,000	10,307,569	None	None	1,010,000	10,307,569	11,317,569	1,597,673		2/1/2013	300
Maumee	OH		1,390,000	10,042,422	None	None	1,390,000	10,042,422	11,432,422	1,188,353		1/29/2014	300
Toledo	OH		620,000	10,933,936	None	None	620,000	10,933,936	11,553,936	1,293,849		1/29/2014	300
West Chester	OH		1,670,000	7,738,611	None	None	1,670,000	7,738,611	9,408,611	1,199,485		2/22/2013	300
Philadelphia	PA		2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	1,654,546		2/16/2007	300
Pittsburgh	PA		4,420,799	5,543,009	None	None	4,420,799	5,543,009	9,963,808	1,116,741	9/1/2011	1/12/2011	300
Bartlett	TN		2,475,000	267,286	None	None	2,475,000	267,286	2,742,286	2	In-progress	10/18/2016	N/A
Cypress	TX		1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	2,402,065	5/15/2006	9/14/2005	300
Dallas	TX		5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	2,702,164	8/4/2006	11/9/2005	300
Fort Worth	TX		1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	3,498,095	6/2/2000	6/30/1999	300
Keller	TX		1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	2,542,000	9/8/2005	12/16/2004	300
Plano	TX		3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	2,557,602	12/6/2005	4/22/2005	300
Sachse	TX		540,000	8,144,846	None	None	540,000	8,144,846	8,684,846	122,173		8/16/2016	300
San Antonio	TX		1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	619,100		7/29/2009	300
San Antonio	TX		1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	742,721		7/29/2009	300
South Jordan	UT		6,260,000	19,565,376	None	None	6,260,000	19,565,376	25,825,376	1,206,532		6/10/2015	300
Federal Way	WA		2,650,000	8,480,517	None	None	2,650,000	8,480,517	11,130,517	409,892		10/14/2015	300
Kent	WA		4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	2,137,498		12/21/2009	300

Health care
Enterprise	AL		697,210	2,265,932	None	None	697,210	2,265,932	2,963,142	358,773		1/22/2013	300
Hot Springs	AR	875,397	210,979	2,003,689	None	None	210,979	2,003,689	2,214,668	226,608		1/22/2013	420
Hot Springs	AR	972,663	235,299	2,234,659	None	None	235,299	2,234,659	2,469,958	252,729		1/22/2013	420
Hot Springs	AR	2,455,974	904,597	5,821,180	None	None	904,597	5,821,180	6,725,777	658,348		1/22/2013	420
Apple Valley	CA		486,371	15,383,518	None	None	486,371	15,383,518	15,869,889	1,593,673		1/22/2013	420
Shasta Lake	CA		390,906	9,754,092	None	None	390,906	9,754,092	10,144,998	1,103,141		1/22/2013	420
Augusta	GA		526,247	1,710,304	None	None	526,247	1,710,304	2,236,551	270,798		1/22/2013	300
Brunswick	GA		290,369	788,880	83,729	31,059	290,369	903,668	1,194,037	644,672		12/31/1997	300
Valdosta	GA		432,035	1,404,115	None	None	432,035	1,404,115	1,836,150	222,318		1/22/2013	300
Valdosta	GA		413,489	1,343,840	None	None	413,489	1,343,840	1,757,329	212,775		1/22/2013	300
Blackfoot	ID		494,854	1,608,277	None	None	494,854	1,608,277	2,103,131	254,644		1/22/2013	300
Chicago	IL		250,000	1,307,607	30,997	None	250,000	1,338,604	1,588,604	41,601		3/25/2016	300
New Castle	IN		564,055	1,833,180	None	None	564,055	1,833,180	2,397,235	290,253		1/22/2013	300
Kansas City	KS		521,988	1,696,460	None	None	521,988	1,696,460	2,218,448	268,606		1/22/2013	300
Shreveport	LA		423,234	1,375,511	None	None	423,234	1,375,511	1,798,745	217,789		1/22/2013	300
Billerica	MA		398,292	740,107	21,044	15,024	398,292	776,175	1,174,467	294,856		11/14/2007	300
Kansas City	MO		340,000	1,523,155	None	None	340,000	1,523,155	1,863,155	185,317		12/20/2013	300
St. Louis	MO		2,852,903	38,694,147	18,301	None	2,852,903	38,712,448	41,565,351	4,367,299		1/22/2013	420
St. Louis	MO		4,278,685	19,900,592	None	None	4,278,685	19,900,592	24,179,277	2,250,662		1/22/2013	420
Gulfport	MS		299,464	502,326	224,556	46,809	299,464	773,691	1,073,155	476,421		11/26/1996	300
Wilmington	NC		811,533	5,498,659	None	None	811,533	5,498,659	6,310,192	870,621		1/22/2013	300
Lincoln	NE		707,636	2,299,818	None	None	707,636	2,299,818	3,007,454	364,138		1/22/2013	300
Mount Vernon	OH		726,626	1,351,151	None	22,995	726,626	1,374,146	2,100,772	556,065		11/1/2006	300
Okmulgee	OK		397,605	1,292,216	None	None	397,605	1,292,216	1,689,821	204,601		1/22/2013	300
Sellersville	PA		763,355	2,480,903	None	None	763,355	2,480,903	3,244,258	392,810		1/22/2013	300
Abbeville	SC		446,204	1,450,164	None	None	446,204	1,450,164	1,896,368	229,609		1/22/2013	300
North Augusta	SC		498,284	1,619,423	None	None	498,284	1,619,423	2,117,707	256,409		1/22/2013	300
Dickson	TN		531,717	1,728,079	None	None	531,717	1,728,079	2,259,796	273,613		1/22/2013	300
Memphis	TN		602,208	1,957,176	None	None	602,208	1,957,176	2,559,384	309,886		1/22/2013	300
Memphis	TN		822,791	2,674,071	None	None	822,791	2,674,071	3,496,862	423,395		1/22/2013	300
Bedford	TX		1,607,524	56,219,108	None	None	1,607,524	56,219,108	57,826,632	6,358,113		1/22/2013	420
Hampton	VA		373,499	836,071	7,601	33,022	373,499	876,694	1,250,193	674,869		12/19/1997	300
Muskego	WI		1,528,232	26,297,695	92,891	None	1,528,232	26,390,586	27,918,818	2,976,375		1/22/2013	420

Home furnishings
Little Rock	AR		1,079,232	2,594,956	132,816	116	1,079,232	2,727,888	3,807,120	1,998,852		7/21/1998	300
Osceola	AR		88,759	520,047	4,083	None	88,759	524,130	612,889	389,783		6/30/1998	300
Wynne	AR		70,000	547,576	58,039	2,024	70,000	607,639	677,639	434,193	11/10/1998	2/24/1999	300
Jackson	CA		300,000	390,849	6,775	57	300,000	397,681	697,681	397,653		5/17/1988	300
Pueblo	CO		371,645	1,207,845	None	None	371,645	1,207,845	1,579,490	191,242		1/22/2013	300
Danbury	CT		643,736	3,621,163	324,674	243,250	643,736	4,189,087	4,832,823	3,006,567		9/30/1997	300
Brandon	FL		430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	756,949		6/26/1998	300
Hudson	FL		397,101	1,290,578	None	None	397,101	1,290,578	1,687,679	204,341		1/22/2013	300
Ocala	FL		339,690	543,504	None	None	339,690	543,504	883,194	437,521		11/26/1996	300
Palm Harbor	FL		364,939	1,186,052	None	None	364,939	1,186,052	1,550,991	187,792		1/22/2013	300
Pensacola	FL		370,809	1,205,128	None	None	370,809	1,205,128	1,575,937	190,812		1/22/2013	300
Spring Hill	FL		370,810	1,205,131	None	None	370,810	1,205,131	1,575,941	190,812		1/22/2013	300
Tampa	FL		685,000	885,624	None	None	685,000	885,624	1,570,624	656,836		6/26/1998	300
Tampa	FL		494,763	767,737	71,880	373	494,763	839,990	1,334,753	626,201		12/31/1998	300
West Palm Beach	FL		347,651	706,081	69,111	373	347,651	775,565	1,123,216	553,251		12/31/1998	300
Rome	GA		254,902	486,812	110,997	84	254,902	597,893	852,795	408,006		11/26/1996	300
Joliet	IL		440,000	910,689	None	94	440,000	910,783	1,350,783	675,514		6/26/1998	300
Anderson	IN		180,628	653,162	108,685	179	180,628	762,026	942,654	604,299		11/26/1996	300
Mishawaka	IN		1,070,000	4,321,944	None	None	1,070,000	4,321,944	5,391,944	381,772		10/28/2014	300
Kansas City	KS		185,955	413,014	31,870	8,583	185,955	453,467	639,422	446,348		5/13/1988	300
Overland Park	KS	6,310,177	2,600,000	4,566,981	53,334	None	2,600,000	4,620,315	7,220,315	146,063		3/31/2016	300
Overland Park	KS	3,389,823	1,480,000	2,672,995	32,001	None	1,480,000	2,704,996	4,184,996	85,510		3/31/2016	300
Alexandria	LA		400,000	810,608	None	168	400,000	810,776	1,210,776	601,367		6/26/1998	300
Monroe	LA		450,000	835,608	None	None	450,000	835,608	1,285,608	619,741		6/26/1998	300
Battle Creek	MI		485,000	895,689	None	266	485,000	895,955	1,380,955	664,437		6/26/1998	300
Bay City	MI		397,531	1,291,976	None	None	397,531	1,291,976	1,689,507	204,563		1/22/2013	300
Eden Prairie	MN		500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	754,463		3/1/1999	300
Hattiesburg	MS		300,000	660,608	None	168	300,000	660,776	960,776	490,117		6/26/1998	300
Ridgeland	MS		306,460	995,995	None	None	306,460	995,995	1,302,455	157,699		1/22/2013	300
Asheboro	NC		373,128	1,212,666	None	None	373,128	1,212,666	1,585,794	192,005		1/22/2013	300
Matthews	NC		768,222	843,401	46,414	37,821	768,222	927,636	1,695,858	683,082		12/31/1998	300
Grand Island	NE		455,921	1,481,742	None	None	455,921	1,481,742	1,937,663	234,609		1/22/2013	300
Cortland	NY		448,156	1,456,507	None	None	448,156	1,456,507	1,904,663	230,614		1/22/2013	300
Green Island	NY		1,181,947	20,808,780	76,149	None	1,181,947	20,884,929	22,066,876	2,359,283		1/22/2013	420
Middletown	NY		2,700,000	14,093,893	None	None	2,700,000	14,093,893	16,793,893	23,490		12/8/2016	300
Oneonta	NY		354,283	1,151,419	None	None	354,283	1,151,419	1,505,702	182,308		1/22/2013	300
Rotterdam	NY		390,926	1,270,510	None	None	390,926	1,270,510	1,661,436	201,164		1/22/2013	300
Ashtabula	OH		359,857	1,169,537	None	None	359,857	1,169,537	1,529,394	185,177		1/22/2013	300
Dayton	OH		401,723	698,872	48,970	206	401,723	748,048	1,149,771	534,436		6/29/1998	300
Kettering	OH		316,341	1,028,109	None	None	316,341	1,028,109	1,344,450	162,784		1/22/2013	300
Lancaster	OH		250,000	830,689	None	None	250,000	830,689	1,080,689	616,092		6/26/1998	300
Piqua	OH		375,833	1,221,457	None	None	375,833	1,221,457	1,597,290	193,397		1/22/2013	300
Altoona	PA		455,000	745,694	None	None	455,000	745,694	1,200,694	553,054		6/26/1998	300
Cranberry	PA		369,761	1,201,723	None	None	369,761	1,201,723	1,571,484	190,273		1/22/2013	300
Erie	PA		510,000	900,689	None	None	510,000	900,689	1,410,689	668,009		6/26/1998	300
Pennsdale	PA		315,000	835,648	None	None	315,000	835,648	1,150,648	619,770		6/26/1998	300
Whitehall	PA		515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	850,592		6/30/1998	300
Columbia	SC		600,000	900,725	None	296	600,000	901,021	1,501,021	668,317		6/26/1998	300
Murrells Inlet	SC		296,236	962,766	None	None	296,236	962,766	1,259,002	152,438		1/22/2013	300
Jackson	TN		380,000	750,608	(114,143)	12	380,000	636,477	1,016,477	557,313		6/26/1998	300
Abilene	TX		400,000	680,616	None	None	400,000	680,616	1,080,616	504,788		6/26/1998	300
Amarillo	TX		140,000	419,734	None	None	140,000	419,734	559,734	420,651		9/12/1988	300
Plainview	TX		125,000	734,558	40,000	49	125,000	774,607	899,607	571,955		1/24/1984	300
San Antonio	TX		323,451	637,991	47,914	None	323,451	685,905	1,009,356	508,315		12/31/1998	300
Victoria	TX		291,380	946,984	None	None	291,380	946,984	1,238,364	149,939		1/22/2013	300
Webster	TX		283,604	538,002	2,470	186	283,604	540,658	824,262	423,109		6/13/1997	300
Pasco	WA		161,700	359,142	56,707	None	161,700	415,849	577,549	404,204		8/18/1987	300
Eau Claire	WI		260,000	820,689	None	211	260,000	820,900	1,080,900	608,866		6/26/1998	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

La Crosse	WI		372,883	877,812	None	250	372,883	878,062	1,250,945	651,268		6/26/1998	300

Home improvement
Kenai	AK		2,350,000	5,400,025	None	None	2,350,000	5,400,025	7,750,025	513,002		8/19/2014	300
Birmingham	AL		717,675	1,774,814	None	None	717,675	1,774,814	2,492,489	127,195		3/31/2015	300
Tucson	AZ		4,170,000	14,213,818	None	None	4,170,000	14,213,818	18,383,818	1,445,072		6/19/2014	300
Tucson	AZ	6,718,115	4,280,000	15,094,661	None	None	4,280,000	15,094,661	19,374,661	1,433,993		8/7/2014	300
Lawndale	CA		667,007	1,238,841	None	49	667,007	1,238,890	1,905,897	894,062		12/31/1998	300
Los Angeles	CA		163,668	304,097	None	49	163,668	304,146	467,814	219,488		12/31/1998	300
Morgan Hill	CA		5,100,000	7,219,244	None	None	5,100,000	7,219,244	12,319,244	733,956		6/19/2014	300
Van Nuys	CA		750,293	1,393,545	None	49	750,293	1,393,594	2,143,887	1,005,706		12/31/1998	300
Greenwood Village	CO		9,700,000	13,352,870	None	None	9,700,000	13,352,870	23,052,870	1,357,542		6/19/2014	300
Augusta	GA		2,701,584	18,072,555	171,032	None	2,701,584	18,243,587	20,945,171	2,944,794		1/22/2013	300
Austell	GA		9,161,124	-	None	None	9,161,124	-	9,161,124	-		1/22/2013	300
Conley	GA		727,106	904,138	29,754	None	727,106	933,892	1,660,998	92,216		8/7/2014	300
Valdosta	GA		2,550,000	11,989,018	None	None	2,550,000	11,989,018	14,539,018	1,178,920		7/15/2014	300
Cedar Rapids	IA		294,195	732,929	None	None	294,195	732,929	1,027,124	37,868		9/24/2015	300
Kansas City	KS		854,158	1,810,915	None	None	854,158	1,810,915	2,665,073	147,891		12/22/2014	300
Lenexa	KS		1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	855,729		1/6/2006	300
Overland Park	KS		3,400,000	12,372,646	None	None	3,400,000	12,372,646	15,772,646	268,074		6/29/2016	300
Topeka	KS	11,952,705	2,189,122	35,657,677	None	None	2,189,122	35,657,677	37,846,799	4,071,756		1/22/2013	420
Gretna	LA		4,260,000	8,433,877	None	None	4,260,000	8,433,877	12,693,877	42,169		11/30/2016	300
Jefferson	LA		610,004	1,293,280	None	None	610,004	1,293,280	1,903,284	105,618		12/31/2014	300
Baltimore	MD		171,320	318,882	None	None	171,320	318,882	490,202	230,137		12/31/1998	300
Chillicothe	MO		804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	655,369		1/6/2006	300
Columbia	MO		2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	1,660,300		1/6/2006	300
Columbia	MO		1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	879,698		1/6/2006	300
Fulton	MO		791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	644,505		1/6/2006	300
Jefferson City	MO		1,481,299	2,751,217	None	17,466	1,481,299	2,768,683	4,249,982	1,206,418		1/6/2006	300
Kirksville	MO		1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	1,157,505		1/6/2006	300
Macon	MO		493,394	916,537	None	None	493,394	916,537	1,409,931	401,749		1/6/2006	300
Moberly	MO		1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	1,052,999		1/6/2006	300
Mattews	NC		610,177	1,394,743	86,087	68,013	610,177	1,548,843	2,159,020	1,070,528		7/17/1998	300
Omaha	NE		1,515,773	2,816,678	None	32	1,515,773	2,816,710	4,332,483	1,234,674		1/6/2006	300
Haddon Heights	NJ		80,000	534,400	60,057	None	80,000	594,457	674,457	37,113		5/21/2015	300
Voorhees Township	NJ		10,503,964	4,280,000	None	None	10,503,964	4,280,000	14,783,964	21,400		11/30/2016	300
Rochester	NY		158,168	294,456	None	None	158,168	294,456	452,624	212,510		12/31/1998	300
Akron	OH		359,775	762,765	None	None	359,775	762,765	1,122,540	62,292		12/31/2014	300
Canton	OH		70,000	908,666	None	None	70,000	908,666	978,666	74,208		12/31/2014	300
Columbus	OH		230,000	538,088	None	None	230,000	538,088	768,088	43,944		12/18/2014	300
Massillon	OH		6,523,018	939,016	None	None	6,523,018	939,016	7,462,034	20,345		6/30/2016	300
Edmond	OK		1,030,000	1,317,842	None	None	1,030,000	1,317,842	2,347,842	94,445		3/11/2015	300
Columbia	TN		610,000	985,954	None	None	610,000	985,954	1,595,954	90,379		9/9/2014	300
Johnson City	TN		467,167	580,911	None	None	467,167	580,911	1,048,078	55,187		8/7/2014	300
Knoxville	TN		6,486,801	-	None	None	6,486,801	-	6,486,801	-		1/22/2013	300
Amarillo	TX		1,140,000	1,082,966	None	None	1,140,000	1,082,966	2,222,966	86,379		3/28/2014	420
Carrollton	TX		201,569	374,342	None	102	201,569	374,444	576,013	195,366		12/5/2003	300
Cedar Park	TX		253,591	827,237	126,892	41,396	253,591	995,525	1,249,116	738,792		3/26/1997	300
Longview	TX		300,000	980,898	None	None	300,000	980,898	1,280,898	63,758		5/15/2015	300
Midland	TX		1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	1,294,606		1/6/2006	300
Odessa	TX		1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	1,096,615		1/6/2006	300
San Antonio	TX		367,890	683,750	None	None	367,890	683,750	1,051,640	493,442		12/31/1998	300
Stafford	TX		1,025,959	1,275,756	None	None	1,025,959	1,275,756	2,301,715	121,197		8/7/2014	300
Webster	TX		770,000	976,851	8,565	None	770,000	985,416	1,755,416	78,034		3/28/2014	420
Wichita Falls	TX		120,000	464,338	None	None	120,000	464,338	584,338	37,036		3/28/2014	420
Chesapeake	VA		144,014	649,869	None	11,754	144,014	661,623	805,637	660,723		12/22/1986	300
Richmond	VA		713,319	886,996	None	None	713,319	886,996	1,600,315	84,265		8/7/2014	300
Bellingham	WA		4,140,000	16,417,981	None	None	4,140,000	16,417,981	20,557,981	1,012,442		6/9/2015	300
Spokane	WA		4,930,000	15,428,206	None	None	4,930,000	15,428,206	20,358,206	951,406		6/30/2015	300
Baraboo	WI		110,000	719,613	None	None	110,000	719,613	829,613	57,398		3/28/2014	420
Mukwonago	WI		180,000	938,997	29,462	None	180,000	968,459	1,148,459	43,696		11/5/2015	300
Neenah	WI		200,000	1,343,343	None	None	200,000	1,343,343	1,543,343	109,706		12/31/2014	300

Insurance
Cedar Falls	IA		634,343	6,331,030	None	None	634,343	6,331,030	6,965,373	1,107,930		8/28/2012	300

Jewelry
Plymouth	MA		-	1,809,315	None	None	-	1,809,315	1,809,315	286,475		1/22/2013	300
Watchung	NJ		-	2,446,115	None	None	-	2,446,115	2,446,115	387,302		1/22/2013	300
Amherst	NY		-	1,841,863	None	None	-	1,841,863	1,841,863	291,628		1/22/2013	300
Lake Grove	NY		-	2,171,696	None	None	-	2,171,696	2,171,696	343,852		1/22/2013	300

Machinery
Tomah	WI		1,630,917	12,938,430	None	None	1,630,917	12,938,430	14,569,347	2,307,353		7/31/2012	300

Motor vehicle dealerships
Robertsdale	AL		3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	2,449,858	1/29/2007	4/7/2006	300
West Covina	CA		311,040	577,733	252,854	45,714	311,040	876,301	1,187,341	474,228		12/31/1998	300
Longmont	CO		2,502,092	6,906,609	None	115	2,502,092	6,906,724	9,408,816	3,418,886		8/25/2004	300
Clearwater	FL		9,110,000	8,215,668	500	None	9,110,000	8,216,168	17,326,168	260,182		3/23/2016	300
Gulf Breeze	FL		3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	387,847		4/7/2006	300
Pensacola	FL		308,067	573,708	23,430	2,775	308,067	599,913	907,980	256,038		11/22/2006	300
Sanford	FL		5,380,000	4,387,546	None	None	5,380,000	4,387,546	9,767,546	138,939		3/23/2016	300
Stockbridge	GA		2,470,000	8,693,515	None	None	2,470,000	8,693,515	11,163,515	1,202,603		7/18/2013	300
Woodstock	GA		2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	1,125,313		10/25/2005	300
Island Lake	IL		2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	2,955,879		12/31/2004	300
Louisville	KY		4,070,000	11,863,002	500	None	4,070,000	11,863,502	15,933,502	612,984		9/29/2015	300
South Portland	ME		7,692,000	-	None	None	7,692,000	-	7,692,000	-		12/22/2016	N/A
Charlotte	NC		3,560,000	5,847,436	None	None	3,560,000	5,847,436	9,407,436	730,930		11/26/2013	300
Colfax	NC		1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	1,055,341		12/31/2004	300
Statesville	NC		2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	1,975,316		5/13/2004	300
Chichester	NH		578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	2,172,840		10/1/2004	300
Churchville	NY		1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	2,432,536	6/6/2006	3/23/2006	300
Akron	OH		715,953	554,589	None	None	715,953	554,589	1,270,542	250,922	2/13/2006	1/19/2005	300
Hillsboro	OR		1,611,084	1,936,755	None	58	1,611,084	1,936,813	3,547,897	797,337		9/1/2006	300
Wood Village	OR		3,822,277	5,687,110	None	58	3,822,277	5,687,168	9,509,445	2,276,678		9/1/2006	300
Myrtle Beach	SC		4,099,824	2,081,997	(1,800,804)	None	2,299,020	2,081,997	4,381,017	981,893	7/28/2000	3/3/2005	300
Fort Worth	TX		5,210,000	10,504,651	500	None	5,210,000	10,505,151	15,715,151	227,626		6/30/2016	300
Garland	TX		3,233,329	12,064,417	500	None	3,233,329	12,064,917	15,298,246	1,990,833		11/19/2012	300
Houston	TX		3,630,000	9,733,649	500	None	3,630,000	9,734,149	13,364,149	502,936		9/21/2015	300
Houston	TX		3,850,000	2,884,228	None	None	3,850,000	2,884,228	6,734,228	62,492		6/24/2016	300
Katy	TX		1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	3,818,081	10/28/2005	1/25/2005	300
Plano	TX		5,040,000	3,520,851	None	None	5,040,000	3,520,851	8,560,851	76,285		6/24/2016	300
San Antonio	TX		4,337,454	7,312,625	500	None	4,337,454	7,313,125	11,650,579	1,182,412		12/13/2012	300

Office supplies
Lakewood	CA		1,398,387	3,098,607	None	10,284	1,398,387	3,108,891	4,507,278	2,482,755		1/29/1997	300
Riverside	CA		1,410,177	1,659,850	None	80	1,410,177	1,659,930	3,070,107	1,280,806		9/17/1997	300
Casselberry	FL		-	1,277,112	117,788	268	-	1,395,168	1,395,168	599,810	7/14/2005	1/25/2005	300
Hutchinson	KS		269,964	1,704,013	81,476	None	269,964	1,785,489	2,055,453	1,385,598		6/25/1997	300
Salina	KS		240,423	1,829,837	92,454	None	240,423	1,922,291	2,162,714	1,504,979		6/25/1997	300
Asheboro	NC		465,557	2,176,416	21,418	153	465,557	2,197,987	2,663,544	1,657,378		3/27/1998	300
Westbury	NY		3,808,076	2,377,932	236,278	338,968	3,808,076	2,953,178	6,761,254	2,056,854		9/29/1997	300
New Philadelphia	OH		726,636	1,650,672	29,340	114	726,636	1,680,126	2,406,762	1,320,367		5/30/1997	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Edmond	OK		1,390,000	3,009,650	284,935	None	1,390,000	3,294,585	4,684,585	793,995		10/22/2010	300

Other manufacturing
Prescott	AR		593,604	11,944,641	None	None	593,604	11,944,641	12,538,245	1,350,882		1/22/2013	420
Tucson	AZ	14,907,372	3,799,899	32,101,539	202,273	None	3,799,899	32,303,812	36,103,711	3,694,778		1/22/2013	420
East Windsor	NJ	9,625,000	240,000	13,307,041	22,563	None	240,000	13,329,604	13,569,604	1,031,827		4/30/2014	420
Marysville	OH		540,000	14,900,974	None	None	540,000	14,900,974	15,440,974	493,151		12/3/2015	300
Duncan	SC		490,000	2,292,068	2,900	None	490,000	2,294,968	2,784,968	221,782		8/29/2013	420
El Paso	TX		1,769,633	17,892,956	633,600	187,394	1,769,633	18,713,950	20,483,583	2,224,158		1/22/2013	420
McAllen	TX	6,012,467	332,107	12,786,107	None	None	332,107	12,786,107	13,118,214	15,222		12/21/2016	420

Packaging
Mundelein	IL		444,000	14,356,000	None	None	444,000	14,356,000	14,800,000	17,090		12/22/2016	420
Nicholasville	KY		1,000,000	15,932,000	None	None	1,000,000	15,932,000	16,932,000	170,700		8/22/2016	420
Lewisburg	OH	3,116,364	641,174	11,787,510	None	None	641,174	11,787,510	12,428,684	1,984,231		10/19/2012	300
Chester	VA		1,770,000	14,922,913	None	None	1,770,000	14,922,913	16,692,913	870,503		12/17/2014	420
Raphine	VA		2,679,884	21,236,904	None	None	2,679,884	21,236,904	23,916,788	4,707,514		6/3/2011	300
Wytheville	VA		2,175,524	33,138,859	2,255,121	None	2,175,524	35,393,980	37,569,504	5,596,422		11/29/2012	300

Paper
Marianna	FL		1,473,182	6,930,359	None	None	1,473,182	6,930,359	8,403,541	1,559,331		5/2/2011	300
Columbia	SC		989,232	5,004,326	None	None	989,232	5,004,326	5,993,558	577,880		12/21/2012	420

Pet supplies and services
Los Angeles	CA		902,494	1,676,204	437,070	182,667	902,494	2,295,941	3,198,435	1,270,083		12/31/1998	300
Duluth	GA		361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	1,084,078	1/27/1999	9/29/1998	300
Marietta	GA		495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	1,022,975	5/28/1999	9/29/1998	300
Ottawa	IL		2,351,842	52,407,677	237,848	None	2,351,842	52,645,525	54,997,367	6,040,042		1/22/2013	420
Indianapolis	IN		427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	863,246	3/10/2000	1/19/1999	300
Sudbury	MA		543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	1,629,900	11/12/1999	9/30/1998	300
Tyngsboro	MA		312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	906,697		6/12/1998	300
Warren	MI		356,348	903,351	155,408	31,687	356,348	1,090,446	1,446,794	807,434		1/9/1998	300
North Plainfield	NJ		985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	1,095,669		9/24/1998	300
Albuquerque	NM		684,036	874,914	308,265	None	684,036	1,183,179	1,867,215	849,828		12/31/1998	300
Maineville	OH		173,105	384,468	174,659	330	173,105	559,457	732,562	415,223		3/6/1987	300
Middletown	OH		337,572	777,943	41,328	22,683	337,572	841,954	1,179,526	641,105		12/30/1997	300
Mount Pleasant	SC		40,700	180,400	111,572	6,545	40,700	298,517	339,217	226,032		12/22/1981	180

Restaurants - casual dining
Boaz	AL		829,001	1,541,245	480	14,413	829,001	1,556,138	2,385,139	635,424		11/1/2006	300
Gadsden	AL		242,194	449,977	None	6,138	242,194	456,115	698,309	185,524		9/14/2006	300
Gadsden	AL		851,124	1,582,332	83,171	25,239	851,124	1,690,742	2,541,866	676,031		11/1/2006	300
Sylacauga	AL		801,413	1,490,012	71,434	19,187	801,413	1,580,633	2,382,046	628,305		11/1/2006	300
El Dorado	AR		907,534	1,687,608	117,309	20,759	907,534	1,825,676	2,733,210	718,282		11/1/2006	300
Jacksonville	AR		267,376	497,124	29,762	5,795	267,376	532,681	800,057	204,886		9/14/2006	300
Russellville	AR		864,497	-	None	24,800	864,497	24,800	889,297	3,737		11/1/2006	300
Flagstaff	AZ		846,045	1,980,383	None	None	846,045	1,980,383	2,826,428	62,712		3/30/2016	300
Glendale	AZ		624,761	895,976	189,347	50,859	624,761	1,136,182	1,760,943	804,410		3/6/1996	300
Glendale	AZ		1,940,000	1,889,732	None	None	1,940,000	1,889,732	3,829,732	59,842		3/30/2016	300
Goodyear	AZ		794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	523,711	2/23/2006	4/8/2005	300
Surprise	AZ		681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	477,714	9/29/2004	4/16/2004	300
La Verne	CA		-	1,477,413	None	None	-	1,477,413	1,477,413	233,924		1/22/2013	300
San Dimas	CA		240,562	445,521	91,821	2,690	240,562	540,032	780,594	526,832		3/12/1981	180
Denver	CO		540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	543,011	7/29/2004	3/29/2004	300
Fort Collins	CO		898,688	2,103,607	None	None	898,688	2,103,607	3,002,295	66,614		3/30/2016	300
Lakewood	CO		1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	2,905	7/26/2006	12/31/2002	300
Louisville	CO		997,040	1,721,700	None	None	997,040	1,721,700	2,718,740	54,521		3/30/2016	300
Parker	CO		778,054	1,148,443	None	4,363	778,054	1,152,806	1,930,860	529,095	6/10/2005	2/23/2005	300
Parker	CO		-	1,789,040	None	None	-	1,789,040	1,789,040	283,265		1/22/2013	300
Cromwell	CT		531,861	989,638	None	None	531,861	989,638	1,521,499	357,914		12/19/2007	300
East Windsor	CT		-	1,235,134	None	None	-	1,235,134	1,235,134	463,153		8/30/2007	300
Manchester	CT		-	1,353,727	None	None	-	1,353,727	1,353,727	507,625		8/30/2007	300
New Milford	CT		-	705,127	24,437	26,125	-	755,689	755,689	290,744		8/30/2007	300
Plainville	CT		-	1,452,933	None	None	-	1,452,933	1,452,933	544,828		8/30/2007	300
Tewksbury	CT		392,079	730,927	19,598	14,701	392,079	765,226	1,157,305	279,742		8/30/2007	300
Torrington	CT		504,167	939,051	75,434	10,000	504,167	1,024,485	1,528,652	391,279		8/30/2007	300
West Haven	CT		540,663	1,006,829	(191,944)	25,142	540,663	840,027	1,380,690	407,519		8/30/2007	300
Windsor Locks	CT		844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	589,470		8/30/2007	300
Jacksonville	FL		1,451,180	658,461	59,396	13	1,451,180	717,870	2,169,050	297,835	8/4/2006	5/9/2006	300
Lakeland	FL		1,018,551	1,273,189	None	None	1,018,551	1,273,189	2,291,740	201,588		1/22/2013	300
Land O’ Lakes	FL		770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	518,746	10/21/2005	3/24/2005	300
Melbourne	FL		-	790,083	6,800	285	-	797,168	797,168	345,182		8/30/2007	258
New Port Richey	FL		929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	652,871	11/13/2006	8/1/2006	300
Orange City	FL		1,290,082	1,612,603	None	None	1,290,082	1,612,603	2,902,685	255,329		1/22/2013	300
Orlando	FL		230,000	1,066,339	None	None	230,000	1,066,339	1,296,339	1,066,339		11/18/1985	300
Orlando	FL		1,135,310	1,306,940	15,082	18,309	1,135,310	1,340,331	2,475,641	531,528	1/10/2007	6/30/2006	300
Orlando	FL		735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	512,942		8/30/2007	300
Orlando	FL		-	790,583	24,415	38,527	-	853,525	853,525	332,190		8/30/2007	300
Sebring	FL		737,465	921,832	None	None	737,465	921,832	1,659,297	145,957		1/22/2013	300
Vero Beach	FL		1,381,247	1,726,559	None	None	1,381,247	1,726,559	3,107,806	273,372		1/22/2013	300
Americus	GA		709,624	1,319,578	146,843	6,036	709,624	1,472,457	2,182,081	579,889		11/1/2006	300
Buford	GA		1,229,933	1,537,417	2,000	None	1,229,933	1,539,417	2,769,350	243,470		1/22/2013	300
Conyers	GA		1,047,499	2,451,936	None	None	1,047,499	2,451,936	3,499,435	77,645		3/30/2016	300
Douglasville	GA		1,345,928	2,324,166	None	None	1,345,928	2,324,166	3,670,094	73,599		3/30/2016	300
Gainesville	GA		922,954	2,160,409	None	None	922,954	2,160,409	3,083,363	68,413		3/30/2016	300
Garden City	GA		197,225	438,043	142,215	3,257	197,225	583,515	780,740	489,329		4/20/1989	300
Lithonia	GA		89,220	-	None	246	89,220	246	89,466	119		1/4/1985	N/A
Norcross	GA		827,707	1,538,875	115,596	16,522	827,707	1,670,993	2,498,700	690,503		11/1/2006	300
Savannah	GA		719,188	1,337,352	93,855	23,190	719,188	1,454,397	2,173,585	579,774		11/1/2006	300
Savannah	GA		1,204,088	2,079,235	None	None	1,204,088	2,079,235	3,283,323	65,842		3/30/2016	300
Snellville	GA		710,600	1,321,389	(995,794)	532	710,600	326,127	1,036,727	571,805		11/1/2006	300
Statesboro	GA		926,462	1,722,290	None	19,800	926,462	1,742,090	2,668,552	699,424		11/1/2006	300
Suwanee	GA		1,490,000	2,065,314	None	None	1,490,000	2,065,314	3,555,314	65,402		3/30/2016	300
Thomasville	GA		894,504	1,662,939	87,387	26,155	894,504	1,776,481	2,670,985	730,612		11/1/2006	300
Valdosta	GA		901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	707,211		11/1/2006	300
Warner Robins	GA		896,841	1,667,267	(1,259,913)	349	896,841	407,703	1,304,544	718,187		11/1/2006	300
Warner Robins	GA		1,286,698	2,221,885	None	None	1,286,698	2,221,885	3,508,583	70,360		3/30/2016	300
Waycross	GA		956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	720,318		11/1/2006	300
Ankeny	IA		100,000	349,218	25,075	558	100,000	374,851	474,851	374,318		7/28/1983	180
Burlington	IA		653,057	1,214,571	(578,090)	757	653,057	637,238	1,290,295	495,572		11/1/2006	300
Cedar Rapids	IA		822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	619,219		11/1/2006	300
Clive	IA		840,697	1,563,046	None	558	840,697	1,563,604	2,404,301	633,057		11/1/2006	300
Sioux City	IA		979,171	1,690,845	None	None	979,171	1,690,845	2,670,016	53,543		3/30/2016	300
Nampa	ID		74,156	343,820	28,206	None	74,156	372,026	446,182	356,118		12/31/1986	300
Rexburg	ID		90,760	420,787	59,798	None	90,760	480,585	571,345	445,672		11/25/1985	300
Alton	IL		225,785	419,315	75,320	23,817	225,785	518,452	744,237	426,530		10/18/1988	300
Champaign	IL		805,888	1,498,402	3,419	None	805,888	1,501,821	2,307,709	606,937		11/1/2006	300
Champaign	IL		590,000	2,081,355	None	None	590,000	2,081,355	2,671,355	65,910		3/30/2016	300
Effingham	IL		783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	590,033		11/1/2006	300
Mount Vernon	IL		883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	664,904		11/1/2006	300
Oswego	IL		953,394	1,208,677	1,988	32,405	953,394	1,243,070	2,196,464	558,832	6/15/2005	6/24/2005	300
Peoria	IL		662,460	1,060,577	14,651	12,085	662,460	1,087,313	1,749,773	528,481	10/13/2004	6/15/2004	300
Swansea	IL		890,625	1,655,743	288,559	21,851	890,625	1,966,153	2,856,778	822,033		11/1/2006	300
Waukegan	IL		1,330,000	2,470,909	None	8	1,330,000	2,470,917	3,800,917	893,645		12/21/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Anderson	IN		831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	655,060		11/1/2006	300
Evansville	IN		999,824	1,726,507	None	None	999,824	1,726,507	2,726,331	54,673		3/30/2016	300
Lafayette	IN		1,273,149	2,198,489	None	None	1,273,149	2,198,489	3,471,638	69,619		3/30/2016	300
Marion	IN		685,194	1,274,206	45,372	19,275	685,194	1,338,853	2,024,047	551,023		11/1/2006	300
Michigan City	IN		840,998	1,563,545	(887,415)	393	840,998	676,523	1,517,521	633,487		11/1/2006	300
Terre Haute	IN		767,189	1,426,532	64,431	107	767,189	1,491,070	2,258,259	1,032,636		11/1/2006	300
El Dorado	KS		87,400	405,206	50,518	4,338	87,400	460,062	547,462	426,533		4/10/1986	300
Salina	KS		683,265	1,647,429	None	None	683,265	1,647,429	2,330,694	94,232	7/27/2015	12/17/2014	300
Shawnee	KS		953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	718,163		11/1/2006	300
Shawnee	KS		-	1,573,049	None	None	-	1,573,049	1,573,049	249,066		1/22/2013	300
Topeka	KS		1,005,484	1,256,855	None	None	1,005,484	1,256,855	2,262,339	199,002		1/22/2013	300
Wichita	KS		900,768	2,108,474	None	None	900,768	2,108,474	3,009,242	66,768		3/30/2016	300
Murray	KY		831,246	1,545,422	111,189	26,343	831,246	1,682,954	2,514,200	674,059		11/1/2006	300
Richmond	KY		913,770	1,698,726	None	183	913,770	1,698,909	2,612,679	688,010		11/1/2006	300
Alexandria	LA		-	1,118,270	None	None	-	1,118,270	1,118,270	177,059		1/22/2013	300
Alexandria	LA		740,000	1,800,869	None	None	740,000	1,800,869	2,540,869	57,028		3/30/2016	300
Baton Rouge	LA		-	1,748,499	None	None	-	1,748,499	1,748,499	276,846		1/22/2013	300
Covington	LA		1,250,677	2,159,685	None	None	1,250,677	2,159,685	3,410,362	68,390		3/30/2016	300
Houma	LA		1,061,671	1,973,864	12,063	48,189	1,061,671	2,034,116	3,095,787	822,753		11/1/2006	300
Jennings	LA		107,120	496,636	17,656	1,742	107,120	516,034	623,154	499,937		10/17/1985	300
Lake Charles	LA		790,398	1,850,125	None	None	790,398	1,850,125	2,640,523	58,587		3/30/2016	300
Morgan City	LA		832,895	1,548,993	26,151	28,395	832,895	1,603,539	2,436,434	661,166		11/1/2006	300
New Iberia	LA		917,582	1,706,269	80,944	30,339	917,582	1,817,552	2,735,134	744,396		11/1/2006	300
Opelousas	LA		949,157	1,764,908	(1,243,612)	567	949,157	521,863	1,471,020	748,072		11/1/2006	300
Ruston	LA		982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	739,811		11/1/2006	300
Shreveport	LA		269,130	500,382	None	5,219	269,130	505,601	774,731	206,143		9/14/2006	300
Slidell	LA		1,340,000	2,019,213	None	None	1,340,000	2,019,213	3,359,213	43,750		6/29/2016	300
West Monroe	LA		839,404	1,964,836	None	None	839,404	1,964,836	2,804,240	62,220		3/30/2016	300
Zachary	LA		898,306	1,670,527	24,217	28,442	898,306	1,723,186	2,621,492	692,015		11/1/2006	300
Amesbury	MA		-	790,494	None	None	-	790,494	790,494	493,697		8/30/2007	180
Attleboro	MA		369,815	693,655	None	None	369,815	693,655	1,063,470	417,348		12/19/2001	300
Auburn	MA		418,250	779,623	500	None	418,250	780,123	1,198,373	292,808		8/30/2007	300
Chicopee	MA		761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	531,592		8/30/2007	300
Chicopee Falls	MA		302,982	565,894	65,789	7,544	302,982	639,227	942,209	240,842		8/30/2007	300
East Longmeadow	MA		614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	429,031		8/30/2007	300
Gardner	MA		625,000	828,564	None	None	625,000	828,564	1,453,564	472,877		8/30/2007	197
Great Barrington	MA		422,625	788,089	69,608	10,347	422,625	868,044	1,290,669	330,731		8/30/2007	300
Greenfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	531,460		8/30/2007	300
Haverhill	MA		568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	397,039		8/30/2007	300
Holyoke	MA		577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	403,492		8/30/2007	300
Lee	MA		540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	377,612		8/30/2007	300
North Adams	MA		377,300	703,914	46,114	351	377,300	750,379	1,127,679	267,643		8/30/2007	300
Norwood	MA		840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	586,454		8/30/2007	300
Palmer	MA		141,524	598,480	None	None	141,524	598,480	740,004	360,084		12/19/2001	300
Peabody	MA		529,555	222,590	None	None	529,555	222,590	752,145	133,923		12/19/2001	300
Pittsfield	MA		286,241	950,022	None	None	286,241	950,022	1,236,263	571,595		12/19/2001	300
Raynham	MA		761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	531,465		8/30/2007	300
Sagamore Beach	MA		620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	433,110		8/30/2007	300
Saugus	MA		-	737,971	None	None	-	737,971	737,971	367,046		8/30/2007	214
Seekonk	MA		614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	429,083		8/30/2007	300
South Dartmouth	MA		379,217	707,492	15,163	79	379,217	722,734	1,101,951	266,706		8/30/2007	300
Springfield	MA		230,030	865,572	None	None	230,030	865,572	1,095,602	520,784		12/19/2001	300
Springfield	MA		227,207	958,444	None	None	227,207	958,444	1,185,651	576,662		12/19/2001	300
Stoneham	MA		397,544	191,717	None	None	397,544	191,717	589,261	115,348		12/19/2001	300
Sudbury	MA		-	633,843	81,654	14,427	-	729,924	729,924	319,981		8/30/2007	224
Swansea	MA		173,853	488,699	None	None	173,853	488,699	662,552	294,032		12/19/2001	300
West Springfield	MA		243,556	455,532	104,424	9,894	243,556	569,850	813,406	207,254		8/30/2007	300
West Springfield	MA		761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	531,460		8/30/2007	300
Wilbraham	MA		9,626,112	19,964,016	2,500	None	9,626,112	19,966,516	29,592,628	6,838,180		8/30/2007	300
Wollaston	MA		411,366	766,745	None	None	411,366	766,745	1,178,111	287,512		8/30/2007	300
Worcester	MA		578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	404,017		8/30/2007	300
Waterville	ME		-	717,653	None	105	-	717,758	717,758	463,209		8/30/2007	300
Windham	ME		-	831,301	1,000	None	-	832,301	832,301	312,649		8/30/2007	300
Comstock Park	MI		810,477	1,506,864	70,386	255	810,477	1,577,505	2,387,982	632,277		11/1/2006	300
Flint	MI		827,853	-	5,631	94	827,853	5,725	833,578	669		4/13/1995	60
Flint	MI		885,144	1,645,531	70,987	32,018	885,144	1,748,536	2,633,680	720,416		11/1/2006	300
Lansing	MI		873,536	1,623,973	None	27,640	873,536	1,651,613	2,525,149	658,595		11/1/2006	300
Saginaw	MI		766,531	1,425,263	14,030	23,051	766,531	1,462,344	2,228,875	600,734		11/1/2006	300
Saginaw	MI		1,153,595	1,992,043	None	None	1,153,595	1,992,043	3,145,638	63,081		3/30/2016	300
Westland	MI		869,530	1,616,568	None	210	869,530	1,616,778	2,486,308	654,793		11/1/2006	300
Champlin	MN		583,515	729,394	None	None	583,515	729,394	1,312,909	115,487		1/22/2013	300
Inver Grove Hghts	MN		1,010,000	2,344,614	None	None	1,010,000	2,344,614	3,354,614	74,246		3/30/2016	300
Roseville	MN		281,600	1,305,560	None	288	281,600	1,305,848	1,587,448	1,305,678		12/18/1984	300
Bridgeton	MO		743,559	1,585,207	295,301	21,240	743,559	1,901,748	2,645,307	714,214		11/1/2006	300
Farmington	MO		780,812	1,451,767	214,865	25,259	780,812	1,691,891	2,472,703	651,977		11/1/2006	300
Festus	MO		808,595	1,503,364	(664,610)	2,875	808,595	841,629	1,650,224	600,225		11/1/2006	300
Hazelwood	MO		157,117	725,327	(104,329)	None	157,117	620,998	778,115	620,998		8/28/1985	300
Jefferson City	MO		713,088	1,325,993	98,612	22,035	713,088	1,446,640	2,159,728	560,656		11/1/2006	300
Kansas City	MO		715,640	894,550	None	None	715,640	894,550	1,610,190	141,637		1/22/2013	300
Kansas City	MO		872,364	1,090,455	None	None	872,364	1,090,455	1,962,819	172,655		1/22/2013	300
Ozark	MO		140,000	292,482	None	None	140,000	292,482	432,482	223,739		11/20/1997	300
Poplar Bluff	MO		774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	583,038		11/1/2006	300
Raymore	MO		726,583	1,351,055	None	23,779	726,583	1,374,834	2,101,417	548,600		11/1/2006	300
Sedalia	MO		269,798	599,231	11,556	None	269,798	610,787	880,585	610,787		7/31/1989	300
Sedalia	MO		696,604	1,295,380	39,992	808	696,604	1,336,180	2,032,784	536,273		11/1/2006	300
Springfield	MO		-	1,390,167	None	None	-	1,390,167	1,390,167	220,110		1/22/2013	300
St. Charles	MO		175,413	809,791	None	81	175,413	809,872	985,285	809,823		8/28/1985	300
St. Charles	MO		695,121	1,001,878	None	1,149	695,121	1,003,027	1,698,148	843,651	12/22/1995	3/16/1995	300
St. Robert	MO		744,158	1,383,694	None	31,455	744,158	1,415,149	2,159,307	577,357		11/1/2006	300
Sullivan	MO		85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	366,207		12/27/1984	300
Columbus	MS		720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	542,684		11/1/2006	300
Corinth	MS		867,086	1,612,029	None	81	867,086	1,612,110	2,479,196	652,903		11/1/2006	300
Flowood	MS		154,733	287,549	None	None	154,733	287,549	442,282	118,374		9/14/2006	300
Hattiesburg	MS		856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	644,794		11/1/2006	300
Meridian	MS		-	2,481,172	231,363	19,128	-	2,731,663	2,731,663	999,029		11/1/2006	300
Vicksburg	MS		698,189	1,298,881	(736,106)	690	698,189	563,465	1,261,654	577,381		11/1/2006	300
Durham	NC		1,034,787	2,422,182	None	None	1,034,787	2,422,182	3,456,969	76,702		3/30/2016	300
Forest City	NC		872,424	1,621,940	None	183	872,424	1,622,123	2,494,547	656,912		11/1/2006	300
Goldsboro	NC		811,502	1,509,029	72,109	35,050	811,502	1,616,188	2,427,690	667,230		11/1/2006	300
Greenville	NC		760,000	1,837,890	None	None	760,000	1,837,890	2,597,890	58,200		3/30/2016	300
Highpoint	NC		1,170,000	2,301,150	None	None	1,170,000	2,301,150	3,471,150	49,858		6/29/2016	300
Kernersville	NC		836,896	1,556,334	None	13,017	836,896	1,569,351	2,406,247	642,912		11/1/2006	300
Lumberton	NC		1,560,000	2,521,795	None	None	1,560,000	2,521,795	4,081,795	79,857		3/30/2016	300
Rocky Mount	NC		996,506	2,332,575	None	None	996,506	2,332,575	3,329,081	73,865		3/30/2016	300
Salisbury	NC		777,412	1,445,863	(821,200)	None	777,412	624,663	1,402,075	585,573		11/1/2006	300
Salisbury	NC		650,000	2,103,127	None	None	650,000	2,103,127	2,753,127	45,568		6/29/2016	300
Southern Pines	NC		1,444,847	2,494,980	None	None	1,444,847	2,494,980	3,939,827	79,008		3/30/2016	300
Sylva	NC		919,724	1,709,783	None	131	919,724	1,709,914	2,629,638	692,588		11/1/2006	300
Winston-Salem	NC		1,093,829	2,560,382	None	None	1,093,829	2,560,382	3,654,211	81,079		3/30/2016	300
Bellevue	NE		656,061	1,004,384	None	None	656,061	1,004,384	1,660,445	448,178	9/20/2005	2/24/2005	300
Omaha	NE		592,716	1,009,253	None	32	592,716	1,009,285	1,602,001	461,928	5/5/2005	12/21/2004	300
Papillion	NE		654,788	908,685	None	None	654,788	908,685	1,563,473	420,214	3/9/2005	1/12/2005	300
Concord	NH		577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	403,343		8/30/2007	300
Concord	NH		849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	592,924		8/30/2007	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Dover	NH		687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	480,125		8/30/2007	300
Laconia	NH		330,520	467,594	None	None	330,520	467,594	798,114	281,334		12/19/2001	300
Manchester	NH		266,337	486,676	None	None	266,337	486,676	753,013	292,815		12/19/2001	300
Portsmouth	NH		391,650	730,167	37,475	18,167	391,650	785,809	1,177,459	302,598		8/30/2007	300
Rochester	NH		262,059	695,771	None	None	262,059	695,771	957,830	418,620		12/19/2001	300
Clark	NJ		541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	378,390		8/30/2007	300
Hackettstown	NJ		307,186	525,142	None	None	307,186	525,142	832,328	315,959		12/19/2001	300
Middletown	NJ		-	640,403	31,043	7	-	671,453	671,453	390,710		8/30/2007	185
Mount Holly	NJ		-	1,092,178	None	None	-	1,092,178	1,092,178	395,001		12/17/2007	300
Pompton Plains	NJ		455,700	849,125	88,127	17,448	455,700	954,700	1,410,400	325,900		8/30/2007	300
Toms River	NJ		826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	576,605		8/30/2007	300
Albuquerque	NM		-	1,307,933	None	None	-	1,307,933	1,307,933	207,089		1/22/2013	300
Albany	NY		457,538	852,510	42,302	13,692	457,538	908,504	1,366,042	348,131		8/30/2007	300
Clifton Park	NY		1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	726,020		8/30/2007	300
Delmar	NY		316,382	590,387	24,178	14,789	316,382	629,354	945,736	249,353		8/30/2007	300
East Greenbush	NY		623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	435,129		8/30/2007	300
New Hartford	NY		226,041	422,563	None	None	226,041	422,563	648,604	158,444		8/30/2007	300
Plattsburgh	NY		977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	681,459		8/30/2007	300
Rochester	NY		-	1,911,958	None	None	-	1,911,958	1,911,958	302,727		1/22/2013	300
Akron	OH		723,347	17	248,731	23,690	723,347	272,438	995,785	39,142		12/22/1994	180
Akron	OH		318,182	593,654	39,113	16,560	318,182	649,327	967,509	223,981		8/30/2007	300
Dayton	OH		1,284,902	2,218,783	None	None	1,284,902	2,218,783	3,503,685	70,261		3/30/2016	300
Defiance	OH		71,273	135,109	None	None	71,273	135,109	206,382	50,649		8/30/2007	300
Elyria	OH		79,545	150,491	None	None	79,545	150,491	230,036	56,417		8/30/2007	300
Marion	OH		739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	557,019		11/1/2006	300
Mason	OH		770,000	2,246,001	None	None	770,000	2,246,001	3,016,001	48,663		6/29/2016	300
Maumee	OH		296,970	555,134	None	None	296,970	555,134	852,104	208,155		8/30/2007	300
Mount Vernon	OH		147,212	276,407	None	None	147,212	276,407	423,619	103,634		8/30/2007	300
Parma Heights	OH		275,758	514,866	None	None	275,758	514,866	790,624	193,058		8/30/2007	300
Sandusky	OH		824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	620,659		11/1/2006	300
Sandusky	OH		128,158	240,761	None	None	128,158	240,761	368,919	90,268		8/30/2007	300
Springdale	OH		1,895,200	2,369,000	None	None	1,895,200	2,369,000	4,264,200	375,092		1/22/2013	300
Stow	OH		317,546	712,455	None	114	317,546	712,569	1,030,115	712,569		12/31/1987	300
Westlake	OH		922,871	2,160,212	None	None	922,871	2,160,212	3,083,083	68,407		3/30/2016	300
Wooster	OH		763,642	1,419,901	None	None	763,642	1,419,901	2,183,543	575,059		11/1/2006	300
Broken Arrow	OK		245,000	369,002	30,742	10,278	245,000	410,022	655,022	307,589		12/12/1997	300
Norman	OK		734,335	335,097	None	78,164	734,335	413,261	1,147,596	191,783	9/29/1995	6/5/1995	300
Norman	OK		1,260,559	2,176,748	None	None	1,260,559	2,176,748	3,437,307	68,930		3/30/2016	300
Oklahoma City	OK		759,826	-	228,699	34,874	759,826	263,573	1,023,399	17,486		7/6/1995	217
Oklahoma City	OK		1,165,405	2,165,989	None	45,131	1,165,405	2,211,120	3,376,525	893,664		11/1/2006	300
Ponca City	OK		625,000	1,454,300	None	None	625,000	1,454,300	2,079,300	69,485	10/7/2015	1/20/2015	300
Tulsa	OK		490,000	910,004	None	None	490,000	910,004	1,400,004	398,885		1/24/2006	300
Tulsa	OK		360,500	669,605	14,520	None	360,500	684,125	1,044,625	286,962		5/10/2006	300
Tulsa	OK		1,021,904	1,899,486	29,140	21,989	1,021,904	1,950,615	2,972,519	784,553		11/1/2006	300
Beaverton	OR		-	1,689,352	None	None	-	1,689,352	1,689,352	267,481		1/22/2013	300
Hermiston	OR		85,560	396,675	73,725	10,433	85,560	480,833	566,393	425,690		12/18/1984	300
Lake Oswego	OR		175,899	815,508	181,383	41,962	175,899	1,038,853	1,214,752	870,318		5/16/1984	300
Salem	OR		-	865,668	None	None	-	865,668	865,668	137,064		1/22/2013	300
Feasterville Trev	PA		236,303	441,673	None	None	236,303	441,673	677,976	165,610		8/30/2007	300
Gap	PA		-	1,012,812	1,000	None	-	1,013,812	1,013,812	380,715		8/30/2007	300
Gettysburg	PA		289,040	809,676	None	None	289,040	809,676	1,098,716	487,153		12/19/2001	300
Harrisburg	PA		577,667	1,075,635	None	22,033	577,667	1,097,668	1,675,335	410,004		8/30/2007	300
Horsham	PA		554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	387,115		8/30/2007	300
Indiana	PA		828,653	1,540,630	61,487	17,739	828,653	1,619,856	2,448,509	659,395		11/1/2006	300
Lancaster	PA		170,304	413,960	None	None	170,304	413,960	584,264	249,064		12/19/2001	300
Lebanon	PA		-	1,292,172	None	None	-	1,292,172	1,292,172	563,342		8/30/2007	258
Philadelphia	PA		503,556	937,999	None	None	503,556	937,999	1,441,555	351,733		8/30/2007	300
North Providence	RI		-	790,921	None	None	-	790,921	790,921	427,535		8/30/2007	208
Columbia	SC		1,100,000	1,829,980	None	None	1,100,000	1,829,980	2,929,980	57,949		3/30/2016	300
Florence	SC		956,430	2,238,768	None	None	956,430	2,238,768	3,195,198	70,894		3/30/2016	300
Gaffney	SC		727,738	1,353,238	57,635	235	727,738	1,411,108	2,138,846	579,478		11/1/2006	300
Greenwood	SC		822,783	1,420,792	None	None	822,783	1,420,792	2,243,575	44,992		3/30/2016	300
Hilton Head	SC		1,218,232	1,522,790	None	None	1,218,232	1,522,790	2,741,022	241,108		1/22/2013	300
Lancaster	SC		778,616	1,448,099	(1,056,134)	493	778,616	392,458	1,171,074	591,196		11/1/2006	300
N Myrtle Beach	SC		945,478	2,213,132	None	None	945,478	2,213,132	3,158,610	70,083		3/30/2016	300
Rock Hill	SC		826,216	1,536,499	480	46,661	826,216	1,583,640	2,409,856	637,206		11/1/2006	300
Rock Hill	SC		1,150,000	2,178,624	None	None	1,150,000	2,178,624	3,328,624	68,990		3/30/2016	300
Sumter	SC		1,232,145	2,127,682	None	None	1,232,145	2,127,682	3,359,827	67,377		3/30/2016	300
Sioux Falls	SD		1,046,609	1,807,297	None	None	1,046,609	1,807,297	2,853,906	57,231		3/30/2016	300
Bartlett	TN		420,000	674,437	76,972	20,326	420,000	771,735	1,191,735	505,479	5/12/1999	2/23/1999	300
Chattanooga	TN		827,594	1,538,633	186,235	535	827,594	1,725,403	2,552,997	689,981		11/1/2006	300
Dyersburg	TN		695,135	1,292,644	146,259	None	695,135	1,438,903	2,134,038	591,180		11/1/2006	300
Greeneville	TN		936,669	1,741,253	None	131	936,669	1,741,384	2,678,053	705,333		11/1/2006	300
Johnson City	TN		881,225	1,638,285	167,447	16,066	881,225	1,821,798	2,703,023	707,013		11/1/2006	300
Kingsport	TN		786,332	1,462,055	(1,002,020)	476	786,332	460,511	1,246,843	672,057		11/1/2006	300
Memphis	TN		871,951	1,621,017	255,627	10	871,951	1,876,654	2,748,605	704,981		11/1/2006	300
Memphis	TN		1,217,412	1,521,765	None	None	1,217,412	1,521,765	2,739,177	240,946		1/22/2013	300
Memphis	TN		-	1,336,687	None	None	-	1,336,687	1,336,687	211,642		1/22/2013	300
Morristown	TN		182,935	340,274	None	10,826	182,935	351,100	534,035	150,964		12/22/2005	300
Murfreesboro	TN		1,428,122	2,466,098	None	None	1,428,122	2,466,098	3,894,220	78,093		3/30/2016	300
Newport	TN		640,841	1,191,858	71,563	9,856	640,841	1,273,277	1,914,118	519,870		11/1/2006	300
Amarillo	TX		763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	646,798	9/12/2008	3/3/2008	300
Amarillo	TX		609,000	1,486,302	None	None	609,000	1,486,302	2,095,302	85,846	7/13/2015	10/3/2014	300
Austin	TX		699,395	1,167,223	None	144	699,395	1,167,367	1,866,762	499,095	2/15/2006	9/15/2005	300
Austin	TX		976,803	1,361,281	36,880	30,504	976,803	1,428,665	2,405,468	598,670	10/23/2006	6/19/2006	300
Bedford	TX		919,303	98,231	23,966	139	919,303	122,336	1,041,639	110,507		12/27/1994	120
Cedar Park	TX		634,489	1,472,504	None	266	634,489	1,472,770	2,107,259	614,217	6/19/2006	1/13/2006	300
El Campo	TX		98,060	454,631	None	None	98,060	454,631	552,691	454,631		11/25/1985	300
El Paso	TX		-	1,399,487	None	None	-	1,399,487	1,399,487	221,585		1/22/2013	300
El Paso	TX		-	1,591,758	None	None	-	1,591,758	1,591,758	252,028		1/22/2013	300
Georgetown	TX		870,981	1,177,824	168,185	280	870,981	1,346,289	2,217,270	610,645	6/2/2006	1/13/2006	300
Greenville	TX		909,311	1,690,848	34,606	27,914	909,311	1,753,368	2,662,679	737,671		11/1/2006	300
Harker Heights	TX		943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	621,467	8/28/2008	3/20/2008	300
Hillsboro	TX		75,992	352,316	158,254	9,364	75,992	519,934	595,926	423,624		8/1/1984	300
Houston	TX		1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	2,074,904		9/5/1997	300
Houston	TX		989,152	1,838,713	None	25,823	989,152	1,864,536	2,853,688	763,934		11/1/2006	300
Irving	TX		1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	1,197		2/5/2003	300
Killeen	TX		1,327,348	2,467,204	17,494	28,845	1,327,348	2,513,543	3,840,891	1,017,254		11/1/2006	300
Live Oak	TX		727,956	1,214,835	181,920	274	727,956	1,397,029	2,124,985	669,666	9/27/2005	6/1/2005	300
Longview	TX		1,231,857	2,289,864	None	52	1,231,857	2,289,916	3,521,773	927,395		11/1/2006	300
Lufkin	TX		105,904	490,998	None	None	105,904	490,998	596,902	490,998		10/8/1985	300
Mesquite	TX		134,940	625,612	None	140	134,940	625,752	760,692	625,619		3/20/1986	300
Mesquite	TX		729,596	120,820	None	91	729,596	120,911	850,507	120,876		12/23/1994	300
Mexia	TX		93,620	434,046	50,273	11,861	93,620	496,180	589,800	470,257		12/18/1985	300
New Braunfels	TX		860,262	1,169,016	250,000	56,399	860,262	1,475,415	2,335,677	740,824	2/14/2006	10/12/2005	300
Palestine	TX		825,066	1,534,394	59,064	26,449	825,066	1,619,907	2,444,973	644,798		11/1/2006	300
Plano	TX		2,420,222	769	None	None	2,420,222	769	2,420,991	446	3/12/2003	6/27/2002	300
San Antonio	TX		835,431	1,185,257	None	49,500	835,431	1,234,757	2,070,188	559,155	12/2/2005	6/24/2005	300
San Antonio	TX		690,443	1,109,136	None	40,500	690,443	1,149,636	1,840,079	521,128	10/24/2005	6/27/2005	300
San Antonio	TX		835,586	1,227,220	None	45,000	835,586	1,272,220	2,107,806	537,525	9/14/2006	5/9/2006	300
Sugar Land	TX		1,376,186	1,720,233	None	None	1,376,186	1,720,233	3,096,419	272,370		1/22/2013	300
Temple	TX		797,574	1,193,813	1,350	144	797,574	1,195,307	1,992,881	494,563	9/14/2006	4/7/2006	300
Waxahachie	TX		326,935	726,137	64,925	20,790	326,935	811,852	1,138,787	758,689		12/29/1987	300
Waxahachie	TX		1,035,794	1,925,746	None	165	1,035,794	1,925,911	2,961,705	780,089		11/1/2006	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Centerville	UT		1,056,314	1,320,393	None	None	1,056,314	1,320,393	2,376,707	209,062		1/22/2013	300
Bluefield	VA		845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	636,559		11/1/2006	300
Charlottesville	VA		-	1,283,010	None	None	-	1,283,010	1,283,010	203,143		1/22/2013	300
Chester	VA		541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	378,272		8/30/2007	300
Christiansburg	VA		1,335,724	2,306,544	None	None	1,335,724	2,306,544	3,642,268	73,041		3/30/2016	300
Danville	VA		751,055	1,396,772	66,062	18,130	751,055	1,480,964	2,232,019	618,396		11/1/2006	300
Martinsville	VA		833,114	1,549,167	71,660	13,084	833,114	1,633,911	2,467,025	644,155		11/1/2006	300
Midlothian	VA		421,479	785,639	248,110	27,205	421,479	1,060,954	1,482,433	412,213		8/30/2007	300
Richmond	VA		385,000	717,891	(114,900)	145	385,000	603,136	988,136	263,870		8/30/2007	300
Roanoke	VA		-	1,660,095	None	None	-	1,660,095	1,660,095	262,848		1/22/2013	300
Staunton	VA		867,684	1,613,368	39,262	None	867,684	1,652,630	2,520,314	676,689		11/1/2006	300
Williamsburg	VA		651,167	1,212,201	16,985	105	651,167	1,229,291	1,880,458	456,383		8/30/2007	300
Williamsburg	VA		1,550,000	1,836,709	None	None	1,550,000	1,836,709	3,386,709	39,795		6/29/2016	300
Bennington	VT		118,823	673,551	None	None	118,823	673,551	792,374	405,251		12/19/2001	300
Rutland	VT		812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	566,677		8/30/2007	300
Williston	VT		-	1,197,659	None	None	-	1,197,659	1,197,659	558,926		8/30/2007	241
Madison	WI		770,000	2,243,040	None	None	770,000	2,243,040	3,013,040	71,030		3/30/2016	300
Martinsburg	WV		1,169,275	2,019,119	None	None	1,169,275	2,019,119	3,188,394	63,939		3/30/2016	300
Parkersburg	WV		722,732	1,343,920	63,217	33,305	722,732	1,440,442	2,163,174	619,502		11/1/2006	300

Restaurants - quick service
Alabaster	AL		335,197	622,697	None	None	335,197	622,697	957,894	256,344		9/14/2006	300
Alabaster	AL		550,000	1,588,482	None	None	550,000	1,588,482	2,138,482	66,187		12/16/2015	300
Aliceville	AL		950,000	1,215,379	None	None	950,000	1,215,379	2,165,379	50,641		12/16/2015	300
Andalusia	AL		252,403	468,949	None	None	252,403	468,949	721,352	193,051		9/14/2006	300
Athens	AL		560,000	1,324,359	None	None	560,000	1,324,359	1,884,359	50,767		1/5/2016	300
Atmore	AL		272,044	505,636	None	None	272,044	505,636	777,680	310,961		8/31/2001	300
Attalla	AL		148,993	276,890	None	None	148,993	276,890	425,883	113,986		9/14/2006	300
Bessemer	AL		172,438	320,429	None	None	172,438	320,429	492,867	131,910		9/14/2006	300
Birmingham	AL		251,434	467,185	None	None	251,434	467,185	718,619	287,315		8/31/2001	300
Birmingham	AL		650,000	1,426,647	None	None	650,000	1,426,647	2,076,647	54,688		1/5/2016	300
Brent	AL		134,432	249,846	None	None	134,432	249,846	384,278	102,853		9/14/2006	300
Chelsea	AL		490,000	1,347,268	None	None	490,000	1,347,268	1,837,268	83,082		6/26/2015	300
Clanton	AL		230,036	427,391	None	None	230,036	427,391	657,427	262,843		8/31/2001	300
Clanton	AL		570,000	1,308,215	None	None	570,000	1,308,215	1,878,215	54,509		12/16/2015	300
Clanton	AL		770,000	1,594,248	None	None	770,000	1,594,248	2,364,248	61,113		1/5/2016	300
Demopolis	AL		251,349	466,972	None	None	251,349	466,972	718,321	287,186		8/31/2001	300
Evergreen	AL		148,982	276,881	None	None	148,982	276,881	425,863	113,983		9/14/2006	300
Fayette	AL		1,160,000	1,208,911	None	None	1,160,000	1,208,911	2,368,911	38,282		3/18/2016	300
Fort Payne	AL		303,056	563,001	None	None	303,056	563,001	866,057	346,243		8/31/2001	300
Fort Payne	AL		814,113	1,513,596	None	183	814,113	1,513,779	2,327,892	1,513,623		11/1/2006	300
Gardendale	AL		398,669	740,568	None	None	398,669	740,568	1,139,237	455,447		8/31/2001	300
Greenville	AL		226,108	420,117	None	None	226,108	420,117	646,225	172,948		9/14/2006	300
Haleyville	AL		262,500	488,357	None	None	262,500	488,357	750,857	176,621		12/21/2007	300
Hamilton	AL		214,198	397,991	None	None	214,198	397,991	612,189	163,840		9/14/2006	300
Hanceville	AL		290,000	1,426,914	None	None	290,000	1,426,914	1,716,914	59,455		12/16/2015	300
Hartselle	AL		820,000	1,232,323	None	None	820,000	1,232,323	2,052,323	51,347		12/16/2015	300
Henagar	AL		530,000	1,688,777	None	None	530,000	1,688,777	2,218,777	53,478		3/18/2016	300
Hokes Bluff	AL		720,000	1,748,671	None	None	720,000	1,748,671	2,468,671	72,861		12/16/2015	300
Jacksonville	AL		680,000	1,270,736	None	None	680,000	1,270,736	1,950,736	78,362		6/26/2015	300
Jasper	AL		850,000	1,219,115	None	None	850,000	1,219,115	2,069,115	50,796		12/16/2015	300
Leeds	AL		171,145	318,028	None	None	171,145	318,028	489,173	130,922		9/14/2006	300
Lincoln	AL		1,200,000	1,392,694	None	None	1,200,000	1,392,694	2,592,694	53,387		1/5/2016	300
Lineville	AL		900,000	1,251,388	None	None	900,000	1,251,388	2,151,388	52,141		12/16/2015	300
McCalla	AL		610,000	1,303,425	None	None	610,000	1,303,425	1,913,425	80,378		6/26/2015	300
Meridianville	AL		250,000	1,430,680	None	None	250,000	1,430,680	1,680,680	54,843		1/5/2016	300
Millbrook	AL		650,000	1,691,984	None	None	650,000	1,691,984	2,341,984	70,499		12/16/2015	300
Mobile	AL		286,333	531,950	None	None	286,333	531,950	818,283	218,986		9/14/2006	300
Montgomery	AL		143,693	267,060	None	None	143,693	267,060	410,753	109,940		9/14/2006	300
Montgomery	AL		145,206	269,870	None	None	145,206	269,870	415,076	111,096		9/14/2006	300
Montgomery	AL		380,468	706,777	None	None	380,468	706,777	1,087,245	288,601		10/12/2006	300
Moody	AL		530,000	1,819,472	None	None	530,000	1,819,472	2,349,472	57,617		3/18/2016	300
Northport	AL		832,541	1,040,676	None	None	832,541	1,040,676	1,873,217	164,774		1/22/2013	300
Oneonta	AL		1,190,000	1,151,263	None	None	1,190,000	1,151,263	2,341,263	47,969		12/16/2015	300
Opp	AL		160,778	298,782	None	None	160,778	298,782	459,560	122,003		10/12/2006	300
Pell City	AL		490,000	1,288,925	None	None	490,000	1,288,925	1,778,925	79,484		6/26/2015	300
Prattville	AL		254,278	472,432	None	None	254,278	472,432	726,710	194,484		9/14/2006	300
Russellville	AL		630,000	1,184,964	None	None	630,000	1,184,964	1,814,964	45,424		1/5/2016	300
Selma	AL		910,000	969,042	None	None	910,000	969,042	1,879,042	37,147		1/5/2016	300
Southside	AL		681,987	1,404,324	None	None	681,987	1,404,324	2,086,311	58,513		12/16/2015	300
Thomasville	AL		190,000	490,466	None	None	190,000	490,466	680,466	20,436		12/22/2015	300
Trussville	AL		256,485	476,510	None	None	256,485	476,510	732,995	194,575		10/12/2006	300
Vernon	AL		680,000	1,125,994	None	None	680,000	1,125,994	1,805,994	46,916		12/16/2015	300
Warrior	AL		159,109	295,676	None	None	159,109	295,676	454,785	121,720		9/14/2006	300
Warrior	AL		1,070,000	932,540	None	None	1,070,000	932,540	2,002,540	35,747		1/5/2016	300
Winfield	AL		770,000	1,237,048	None	None	770,000	1,237,048	2,007,048	39,173		3/18/2016	300
Arkadelphia	AR		248,868	462,744	None	None	248,868	462,744	711,612	188,954		10/12/2006	300
Bentonville	AR		377,086	700,582	None	None	377,086	700,582	1,077,668	430,854		8/31/2001	300
Hope	AR		288,643	536,715	None	None	288,643	536,715	825,358	330,071		8/31/2001	300
Jonesboro	AR		173,984	323,371	99,392	11,807	173,984	434,570	608,554	131,959		11/16/2007	300
Malvern	AR		219,703	408,588	None	None	219,703	408,588	628,291	168,202		9/14/2006	300
North Little Rock	AR		317,000	589,377	None	None	317,000	589,377	906,377	362,458		8/31/2001	300
Pocahontas	AR		241,128	447,988	None	None	241,128	447,988	689,116	182,928		10/12/2006	300
Siloam Springs	AR		190,000	352,808	None	None	190,000	352,808	542,808	269,888		11/20/1997	300
Phoenix	AZ		704,014	1,307,998	(145,542)	None	558,472	1,307,998	1,866,470	490,497		8/28/2007	300
Tucson	AZ		107,393	500,154	None	None	107,393	500,154	607,547	498,792		1/17/1986	300
Tucson	AZ		463,231	860,982	None	None	463,231	860,982	1,324,213	322,866		8/28/2007	300
Yuma	AZ		236,121	541,651	None	None	236,121	541,651	777,772	403,526		5/28/1998	300
Barstow	CA		689,842	690,204	None	189	689,842	690,393	1,380,235	505,008		9/24/1998	300
Fresno	CA		561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	391,379		8/28/2007	300
Livermore	CA		662,161	823,242	None	None	662,161	823,242	1,485,403	602,342		9/23/1998	300
Rancho Cucamonga	CA		95,192	441,334	None	None	95,192	441,334	536,526	441,334		12/20/1985	300
Riverside	CA		90,000	170,394	135,301	None	90,000	305,695	395,695	251,166		12/9/1976	300
Sacramento	CA		386,793	417,290	None	None	386,793	417,290	804,083	308,099		7/31/1998	300
San Ramon	CA		406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/8/1983	180
Aurora	CO		288,558	537,322	None	None	288,558	537,322	825,880	201,491		8/28/2007	300
Aurora	CO		210,000	540,346	None	None	210,000	540,346	750,346	116,174		8/29/2011	300
Broomfield	CO		444,277	-	None	None	444,277	-	444,277	-		8/29/2011	N/A
Brush	CO		90,000	220,976	None	None	90,000	220,976	310,976	47,510		8/29/2011	300
Castle Rock	CO		670,000	744,760	None	77	670,000	744,837	1,414,837	43,458		7/21/2015	300
Colorado Springs	CO		152,000	704,736	None	None	152,000	704,736	856,736	704,736		9/30/1986	300
Fort Morgan	CO		80,000	350,452	None	None	80,000	350,452	430,452	75,347		8/29/2011	300
Greenwood Village	CO		1,681,038	-	None	None	1,681,038	-	1,681,038	-		6/19/2014	N/A
Lafayette	CO		450,000	59,281	None	None	450,000	59,281	509,281	12,745		8/29/2011	300
Lakewood	CO		510,000	124,971	None	None	510,000	124,971	634,971	26,869		8/29/2011	300
Littleton	CO		260,000	508,347	None	None	260,000	508,347	768,347	109,295		8/29/2011	300
Littleton	CO		470,000	207,744	None	None	470,000	207,744	677,744	44,665		8/29/2011	300
Westminster	CO		261,466	487,102	None	None	261,466	487,102	748,568	182,661		8/28/2007	300
Meriden	CT		369,482	687,116	None	None	369,482	687,116	1,056,598	257,666		8/28/2007	300
Bartow	FL		480,000	500,603	None	None	480,000	500,603	980,603	29,202		7/21/2015	300
Chipley	FL		270,439	502,655	None	None	270,439	502,655	773,094	309,128		8/31/2001	300
Clearwater	FL		484,090	899,658	None	None	484,090	899,658	1,383,748	337,370		8/28/2007	300
Clearwater	FL		370,000	512,393	None	None	370,000	512,393	882,393	110,165		8/29/2011	300
Dade City	FL		140,000	387,991	None	None	140,000	387,991	527,991	83,418		8/29/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Defuniak Springs	FL		269,554	501,010	None	None	269,554	501,010	770,564	308,116		8/31/2001	300
Dunedin	FL		440,000	100,727	None	None	440,000	100,727	540,727	21,656		8/29/2011	300
Jacksonville	FL		150,210	693,445	None	None	150,210	693,445	843,655	693,445		9/13/1985	300
Lake Placid	FL		220,000	206,076	None	None	220,000	206,076	426,076	44,306		8/29/2011	300
Lakeland	FL		310,000	519,387	None	None	310,000	519,387	829,387	111,668		8/29/2011	300
Lakeland	FL		530,000	556,704	None	None	530,000	556,704	1,086,704	119,691		8/29/2011	300
Lakeland	FL		170,000	288,777	None	None	170,000	288,777	458,777	62,087		8/29/2011	300
New Port Richey	FL		260,000	579,385	None	None	260,000	579,385	839,385	124,568		8/29/2011	300
Orlando	FL		600,000	949,489	None	None	600,000	949,489	1,549,489	669,611	5/27/1999	12/18/1998	300
Oviedo	FL		204,200	911,338	None	None	204,200	911,338	1,115,538	612,270	3/27/2000	8/24/1999	300
Oviedo	FL		456,108	847,515	None	None	456,108	847,515	1,303,623	377,144		11/21/2005	300
Oviedo	FL		465,993	866,048	None	None	465,993	866,048	1,332,041	324,766		8/28/2007	300
Palm Bay	FL		330,000	556,668	None	None	330,000	556,668	886,668	396,283	2/17/1999	12/29/1998	300
Panama City	FL		202,047	375,424	None	None	202,047	375,424	577,471	153,298		10/12/2006	300
Pensacola	FL		767,303	1,424,991	None	None	767,303	1,424,991	2,192,294	239,873		10/15/2012	300
Port Richey	FL		848,210	1,575,247	None	None	848,210	1,575,247	2,423,457	265,167		10/15/2012	300
Saint Petersburg	FL		379,455	705,487	None	None	379,455	705,487	1,084,942	264,555		8/28/2007	300
Saint Petersburg	FL		370,000	675,403	None	None	370,000	675,403	1,045,403	145,212		8/29/2011	300
Seffner	FL		200,000	209,679	None	None	200,000	209,679	409,679	45,081		8/29/2011	300
Tallahassee	FL		385,000	715,857	None	None	385,000	715,857	1,100,857	258,901		12/25/2007	300
Tallahassee	FL		175,000	325,857	None	None	175,000	325,857	500,857	117,851		12/25/2007	300
Tampa	FL		545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	379,993		8/28/2007	300
Tampa	FL		470,000	208,666	None	None	470,000	208,666	678,666	44,863		8/29/2011	300
Tampa	FL		430,000	589,949	None	None	430,000	589,949	1,019,949	126,839		8/29/2011	300
Temple Terrace	FL		962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	670,548		8/28/2007	300
Venice	FL		340,000	28,239	None	None	340,000	28,239	368,239	6,071		8/29/2011	300
Wauchula	FL		260,000	324,525	None	None	260,000	324,525	584,525	69,773		8/29/2011	300
Zephyrhills	FL		220,000	662,046	None	None	220,000	662,046	882,046	142,340		8/29/2011	300
Augusta	GA		410,000	722,093	None	None	410,000	722,093	1,132,093	42,122		7/27/2015	300
Bowdon	GA		760,000	1,388,891	None	None	760,000	1,388,891	2,148,891	57,870		12/16/2015	300
Bremen	GA		600,000	1,682,353	None	None	600,000	1,682,353	2,282,353	47,667		4/26/2016	300
Buford	GA		400,000	361,957	None	None	400,000	361,957	761,957	77,821		8/29/2011	300
Buford	GA		1,085,401	1,356,752	None	None	1,085,401	1,356,752	2,442,153	214,819		1/22/2013	300
Cairo	GA		210,000	390,566	None	None	210,000	390,566	600,566	141,255		12/25/2007	300
Cumming	GA		520,000	248,510	None	None	520,000	248,510	768,510	53,430		8/29/2011	300
Duluth	GA		536,205	996,521	None	None	536,205	996,521	1,532,726	373,694		8/28/2007	300
Evans	GA		416,474	849,080	None	None	416,474	849,080	1,265,554	49,530		7/27/2015	300
Grovetown	GA		540,000	1,223,410	None	None	540,000	1,223,410	1,763,410	71,366		7/27/2015	300
Hartwell	GA		869,716	1,087,145	None	None	869,716	1,087,145	1,956,861	172,131		1/22/2013	300
Lawrenceville	GA		220,000	384,908	None	None	220,000	384,908	604,908	82,755		8/29/2011	300
Lilburn	GA		237,822	442,409	None	None	237,822	442,409	680,231	165,901		8/28/2007	300
Lilburn	GA		380,000	338,634	None	None	380,000	338,634	718,634	72,806		8/29/2011	300
Loganville	GA		340,000	422,840	None	None	340,000	422,840	762,840	90,911		8/29/2011	300
Marietta	GA		423,132	786,530	None	None	423,132	786,530	1,209,662	294,947		8/28/2007	300
Martinez	GA		517,290	1,054,618	None	None	517,290	1,054,618	1,571,908	61,519		7/27/2015	300
Norcross	GA		310,000	286,762	None	None	310,000	286,762	596,762	61,654		8/29/2011	300
Oakwood	GA		440,000	100,481	None	None	440,000	100,481	540,481	21,603		8/29/2011	300
Roswell	GA		310,767	578,088	None	None	310,767	578,088	888,855	216,779		8/28/2007	300
Tallapoosa	GA		1,110,000	1,300,294	None	None	1,110,000	1,300,294	2,410,294	54,179		12/16/2015	300
Thomasville	GA		300,211	558,074	None	None	300,211	558,074	858,285	246,482		12/22/2005	300
Washington	GA		292,628	543,862	None	None	292,628	543,862	836,490	334,470		8/31/2001	300
Waycross	GA		223,475	415,563	None	None	223,475	415,563	639,038	183,540		12/22/2005	300
Winder	GA		230,000	429,116	None	None	230,000	429,116	659,116	92,260		8/29/2011	300
Altoona	IA		426,834	792,693	None	None	426,834	792,693	1,219,527	149,290		4/17/2012	300
Cedar Falls	IA		208,411	387,971	None	None	208,411	387,971	596,382	171,353		12/22/2005	300
Cedar Falls	IA		187,250	349,057	None	278	187,250	349,335	536,585	126,357		12/21/2007	300
Fort Dodge	IA		388,815	722,573	None	None	388,815	722,573	1,111,388	297,459		9/14/2006	300
Oelwein	IA		84,244	157,375	None	278	84,244	157,653	241,897	69,625		12/22/2005	300
Ottumwa	IA		393,010	729,875	None	None	393,010	729,875	1,122,885	135,027		5/25/2012	300
Urbandale	IA		395,896	735,724	None	None	395,896	735,724	1,131,620	302,873		9/14/2006	300
Waterloo	IA		397,055	1,264,461	None	278	397,055	1,264,739	1,661,794	608		2/28/2006	300
Boise	ID		190,894	824,305	None	None	190,894	824,305	1,015,199	511,912		5/17/1988	300
Boise	ID		161,352	735,104	None	None	161,352	735,104	896,456	422,102		10/7/1988	300
Bethalto	IL		180,000	166,596	None	None	180,000	166,596	346,596	35,818		8/29/2011	300
Buffalo Grove	IL		306,250	569,693	None	None	306,250	569,693	875,943	213,632		8/28/2007	300
Cahokia	IL		70,000	613,995	None	None	70,000	613,995	683,995	132,009		8/29/2011	300
Carlyle	IL		80,000	428,860	None	None	80,000	428,860	508,860	92,205		8/29/2011	300
Centralia	IL		225,966	420,573	None	None	225,966	420,573	646,539	185,752		12/22/2005	300
Countryside	IL		301,000	559,824	None	None	301,000	559,824	860,824	209,930		8/28/2007	300
Edwardsville	IL		360,000	328,978	None	None	360,000	328,978	688,978	70,730		8/29/2011	300
Elgin	IL		700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	487,851		8/28/2007	300
Fairview Heights	IL		660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	546,158		11/21/2005	300
Godfrey	IL		200,000	282,701	None	None	200,000	282,701	482,701	60,781		8/29/2011	300
Gurnee	IL		735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	512,153		8/28/2007	300
Harrisburg	IL		401,819	1,303,225	None	None	401,819	1,303,225	1,705,044	184,624		6/14/2013	300
Highland	IL		130,000	454,866	None	None	130,000	454,866	584,866	97,796		8/29/2011	300
Jerseyville	IL		150,000	420,481	None	None	150,000	420,481	570,481	90,403		8/29/2011	300
Joliet	IL		280,903	522,424	None	None	280,903	522,424	803,327	195,907		8/28/2007	300
Lincoln	IL		206,532	383,970	None	None	206,532	383,970	590,502	236,136		8/31/2001	300
Litchfield	IL		130,000	363,760	None	None	130,000	363,760	493,760	78,208		8/29/2011	300
Marion	IL		423,340	1,373,026	None	None	423,340	1,373,026	1,796,366	194,512		6/14/2013	300
Mascoutah	IL		80,000	435,792	None	None	80,000	435,792	515,792	93,695		8/29/2011	300
Mount Vernon	IL		385,304	1,249,662	None	None	385,304	1,249,662	1,634,966	177,035		6/14/2013	300
Red Bud	IL		180,000	251,200	None	None	180,000	251,200	431,200	54,008		8/29/2011	300
Rock Island	IL		138,463	258,066	None	None	138,463	258,066	396,529	113,978		12/22/2005	300
Sparta	IL		240,000	236,571	None	None	240,000	236,571	476,571	50,863		8/29/2011	300
Sparta	IL		228,687	741,703	None	None	228,687	741,703	970,390	105,075		6/14/2013	300
Troy	IL		230,000	281,230	None	None	230,000	281,230	511,230	60,464		8/29/2011	300
Waukegan	IL		496,908	923,576	None	None	496,908	923,576	1,420,484	346,339		8/28/2007	300
Westmont	IL		475,300	883,468	None	None	475,300	883,468	1,358,768	331,298		8/28/2007	300
Wood River	IL		180,000	369,377	None	None	180,000	369,377	549,377	79,416		8/29/2011	300
Angola	IN		510,000	1,120,000	None	None	510,000	1,120,000	1,630,000	91,467		12/31/2014	300
Angola	IN		390,000	1,170,039	None	None	390,000	1,170,039	1,560,039	91,653		1/22/2015	300
Auburn	IN		394,008	1,383,992	None	None	394,008	1,383,992	1,778,000	113,026		12/31/2014	300
Bluffton	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	108,322		12/31/2014	300
Bluffton	IN		240,910	689,892	None	None	240,910	689,892	930,802	54,042		1/22/2015	300
Chesterton	IN		480,000	1,140,302	None	None	480,000	1,140,302	1,620,302	20,906		7/6/2016	300
Columbia City	IN		520,000	1,480,000	None	None	520,000	1,480,000	2,000,000	120,867		12/31/2014	300
Connersville	IN		360,000	1,286,631	None	None	360,000	1,286,631	1,646,631	15,011		9/30/2016	300
Crawfordsville	IN		300,000	1,552,000	None	None	300,000	1,552,000	1,852,000	126,747		12/31/2014	300
Crown Point	IN		230,000	1,275,660	None	None	230,000	1,275,660	1,505,660	23,387		7/6/2016	300
Decatur	IN		361,211	1,268,789	None	None	361,211	1,268,789	1,630,000	103,618		12/31/2014	300
Decatur	IN		270,000	876,597	None	None	270,000	876,597	1,146,597	68,667		1/22/2015	300
Elkhart	IN		496,306	922,168	None	None	496,306	922,168	1,418,474	410,365		11/21/2005	300
Evansville	IN		136,738	680,754	None	334	136,738	681,088	817,826	114,803		12/22/2005	300
Evansville	IN		817,347	939,841	None	None	817,347	939,841	1,757,188	1,566		12/8/2016	300
Fort Wayne	IN		270,000	1,211,000	None	None	270,000	1,211,000	1,481,000	98,898		12/31/2014	300
Fort Wayne	IN		390,000	973,000	None	None	390,000	973,000	1,363,000	79,462		12/31/2014	300
Fort Wayne	IN		377,668	1,326,332	None	None	377,668	1,326,332	1,704,000	108,317		12/31/2014	300
Fort Wayne	IN		476,075	1,671,925	None	None	476,075	1,671,925	2,148,000	136,541		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	94,142		12/31/2014	300
Fort Wayne	IN		860,000	1,436,000	None	None	860,000	1,436,000	2,296,000	117,273		12/31/2014	300
Fort Wayne	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	94,142		12/31/2014	300
Fort Wayne	IN		330,000	1,579,222	None	None	330,000	1,579,222	1,909,222	123,706		1/22/2015	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Fort Wayne	IN		600,000	764,942	None	None	600,000	764,942	1,364,942	29,323		1/14/2016	300
Fort Wayne	IN		730,000	778,621	None	None	730,000	778,621	1,508,621	29,847		1/14/2016	300
Fort Wayne	IN		738,399	849,061	None	None	738,399	849,061	1,587,460	1,415		12/8/2016	300
Fort Wayne	IN		500,899	575,968	None	None	500,899	575,968	1,076,867	960		12/8/2016	300
Fort Wayne	IN		759,855	873,732	None	None	759,855	873,732	1,633,587	1,456		12/8/2016	300
Frankfort	IN		140,000	897,000	None	None	140,000	897,000	1,037,000	73,255		12/31/2014	300
Hobart	IN		510,000	1,179,227	None	None	510,000	1,179,227	1,689,227	21,619		7/6/2016	300
Huntington	IN		377,609	1,326,391	None	None	377,609	1,326,391	1,704,000	108,322		12/31/2014	300
Indianapolis	IN		437,500	813,225	None	None	437,500	813,225	1,250,725	304,958		8/28/2007	300
Jasper	IN		129,919	242,199	None	None	129,919	242,199	372,118	106,970		12/22/2005	300
Kendallville	IN		630,000	1,889,000	None	None	630,000	1,889,000	2,519,000	154,268		12/31/2014	300
Kokomo	IN		417,330	775,555	None	None	417,330	775,555	1,192,885	334,781		3/28/2006	300
Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	98,909		12/31/2014	300
Lebanon	IN		350,000	1,131,000	None	None	350,000	1,131,000	1,481,000	92,365		12/31/2014	300
Logansport	IN		170,000	1,311,000	None	None	170,000	1,311,000	1,481,000	107,065		12/31/2014	300
Marion	IN		426,384	792,314	None	None	426,384	792,314	1,218,698	349,938		12/13/2005	300
Michigan City	IN		620,000	1,414,291	None	None	620,000	1,414,291	2,034,291	25,929		7/6/2016	300
Muncie	IN		136,400	632,380	8,000	None	136,400	640,380	776,780	632,380		3/18/1986	300
Muncie	IN		67,156	149,157	61,665	3,408	67,156	214,230	281,386	166,563		3/30/1988	300
Muncie	IN		644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	532,570		11/21/2005	300
Munster	IN		560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	390,351		8/28/2007	300
New Haven	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	94,142		12/31/2014	300
Noblesville	IN		430,000	977,000	None	None	430,000	977,000	1,407,000	79,788		12/31/2014	300
North Manchester	IN		210,000	679,000	None	None	210,000	679,000	889,000	55,452		12/31/2014	300
Plymouth	IN		370,000	1,006,612	None	None	370,000	1,006,612	1,376,612	18,455		7/6/2016	300
Portland	IN		262,598	922,402	None	None	262,598	922,402	1,185,000	75,330		12/31/2014	300
Rensselaer	IN		270,000	1,123,344	None	None	270,000	1,123,344	1,393,344	20,595		7/6/2016	300
Saint John	IN		360,000	1,236,085	None	None	360,000	1,236,085	1,596,085	22,662		7/6/2016	300
South Bend	IN		133,200	617,545	None	134	133,200	617,679	750,879	617,679		4/28/1986	300
Valparaiso	IN		365,612	679,507	None	None	365,612	679,507	1,045,119	297,851		1/11/2006	300
Valparaiso	IN		660,000	1,218,171	None	None	660,000	1,218,171	1,878,171	22,333		7/6/2016	300
Valparaiso	IN		920,000	1,348,113	None	None	920,000	1,348,113	2,268,113	24,715		7/6/2016	300
Wabash	IN		210,000	679,505	None	None	210,000	679,505	889,505	53,228		1/22/2015	300
Warsaw	IN		328,243	1,152,757	None	None	328,243	1,152,757	1,481,000	94,142		12/31/2014	300
Washington	IN		155,856	290,368	None	None	155,856	290,368	446,224	128,245		12/22/2005	300
West Lafayette	IN		344,866	1,211,134	None	None	344,866	1,211,134	1,556,000	98,909		12/31/2014	300
Chanute	KS		330,852	615,008	None	None	330,852	615,008	945,860	253,178		9/14/2006	300
Fort Scott	KS		269,301	500,698	None	None	269,301	500,698	769,999	206,121		9/14/2006	300
Kansas City	KS		190,000	700,039	None	None	190,000	700,039	890,039	150,508		8/29/2011	300
Kansas City	KS		170,000	214,040	None	None	170,000	214,040	384,040	46,019		8/29/2011	300
Kansas City	KS		210,000	624,304	None	None	210,000	624,304	834,304	134,225		8/29/2011	300
Kansas City	KS		140,000	767,812	None	None	140,000	767,812	907,812	165,079		8/29/2011	300
Lawrence	KS		410,000	338,788	None	None	410,000	338,788	748,788	72,839		8/29/2011	300
Overland Park	KS		754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	525,398		8/28/2007	300
Parsons	KS		318,516	592,099	None	None	318,516	592,099	910,615	243,747		9/14/2006	300
Bowling Green	KY		685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	566,486		11/21/2005	300
Hazard	KY		243,836	453,025	None	8	243,836	453,033	696,869	186,504		9/14/2006	300
Lexington	KY		122,200	1,400	None	31,495	122,200	32,895	155,095	15,901		12/3/1986	240
Madisonville	KY		422,501	784,831	None	None	422,501	784,831	1,207,332	323,089		9/14/2006	300
Madisonville	KY		360,000	1,172,182	None	None	360,000	1,172,182	1,532,182	25,397		6/29/2016	300
Paducah	KY		673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	556,818		11/21/2005	300
Bossier City	LA		172,269	320,497	None	None	172,269	320,497	492,766	131,938		9/14/2006	300
Deridder	LA		371,127	690,819	None	None	371,127	690,819	1,061,946	263,649		6/22/2007	300
Jonesboro	LA		163,651	304,492	None	None	163,651	304,492	468,143	125,349		9/14/2006	300
Natchitoches	LA		291,675	541,890	None	None	291,675	541,890	833,565	333,260		8/31/2001	300
Ruston	LA		170,274	316,792	None	None	170,274	316,792	487,066	130,413		9/14/2006	300
Shreveport	LA		359,268	667,417	None	None	359,268	667,417	1,026,685	410,459		8/31/2001	300
Shreveport	LA		154,671	287,815	None	None	154,671	287,815	442,486	118,484		9/14/2006	300
Shreveport	LA		200,033	372,059	None	None	200,033	372,059	572,092	153,164		9/14/2006	300
Shreveport	LA		259,987	-	None	None	259,987	-	259,987	-		9/14/2006	300
Vivian	LA		135,568	252,338	None	None	135,568	252,338	387,906	103,879		9/14/2006	300
Winnfield	LA		145,973	271,661	None	None	145,973	271,661	417,634	111,834		9/14/2006	300
Fall River	MA		962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	670,436		8/28/2007	300
Hagerstown	MD		499,396	928,250	None	None	499,396	928,250	1,427,646	348,092		8/28/2007	300
Auburn	ME		422,898	486,276	None	None	422,898	486,276	909,174	810		12/8/2016	300
Bath	ME		317,382	555,515	None	None	317,382	555,515	872,897	926		12/8/2016	300
Lewiston	ME		722,573	830,864	None	None	722,573	830,864	1,553,437	1,385		12/8/2016	300
Lewiston	ME		644,450	741,032	None	None	644,450	741,032	1,385,482	1,235		12/8/2016	300
South Paris	ME		461,046	806,973	None	None	461,046	806,973	1,268,019	1,345		12/8/2016	300
Alma	MI		430,000	958,127	None	None	430,000	958,127	1,388,127	75,053		1/22/2015	300
Alma	MI		240,000	1,140,714	None	None	240,000	1,140,714	1,380,714	89,356		1/22/2015	300
Alpena	MI		630,000	773,434	None	None	630,000	773,434	1,403,434	60,586		1/22/2015	300
Bridgeport	MI		200,000	687,178	None	None	200,000	687,178	887,178	53,829		1/22/2015	300
Brownstown Twnshp	MI		380,000	1,072,130	None	None	380,000	1,072,130	1,452,130	23,229		6/29/2016	300
Cadillac	MI		180,000	1,372,789	None	None	180,000	1,372,789	1,552,789	107,535		1/22/2015	300
Canton	MI		279,923	521,223	None	None	279,923	521,223	801,146	195,456		8/28/2007	300
Clare	MI		360,000	1,544,858	None	None	360,000	1,544,858	1,904,858	121,014		1/22/2015	300
Commerce Township	MI		720,000	781,679	None	None	720,000	781,679	1,501,679	9,120		9/30/2016	300
Fraser	MI		470,000	1,061,927	None	None	470,000	1,061,927	1,531,927	26,548		5/18/2016	300
Gaylord	MI		680,000	1,344,159	None	None	680,000	1,344,159	2,024,159	105,292		1/22/2015	300
Grand Rapids	MI		600,000	969,204	None	None	600,000	969,204	1,569,204	75,921		1/22/2015	300
Grand Rapids	MI		490,000	1,090,246	None	None	490,000	1,090,246	1,580,246	85,403		1/22/2015	300
Grayling	MI		130,000	665,292	None	None	130,000	665,292	795,292	52,115		1/22/2015	300
Houghton Lake	MI		170,000	664,188	None	None	170,000	664,188	834,188	52,028		1/22/2015	300
Imlay City	MI		670,943	1,174,356	None	None	670,943	1,174,356	1,845,299	1,957		12/8/2016	300
Ithaca	MI		350,000	812,266	None	None	350,000	812,266	1,162,266	63,628		1/22/2015	300
Jackson	MI		1,420,000	1,162,384	None	None	1,420,000	1,162,384	2,582,384	36,809		3/23/2016	300
Kentwood	MI		480,000	1,025,674	None	None	480,000	1,025,674	1,505,674	59,831		7/21/2015	300
Lansing	MI		1,090,000	1,333,712	None	None	1,090,000	1,333,712	2,423,712	42,234		3/23/2016	300
Livonia	MI		350,000	651,446	None	None	350,000	651,446	1,001,446	244,290		8/28/2007	300
Ludington	MI		460,000	1,043,729	None	None	460,000	1,043,729	1,503,729	81,759		1/22/2015	300
Plymouth	MI		670,000	900,391	None	None	670,000	900,391	1,570,391	10,505		9/30/2016	300
Royal Oak	MI		600,777	690,814	None	None	600,777	690,814	1,291,591	1,151		12/8/2016	300
Saginaw	MI		200,000	897,681	None	None	200,000	897,681	1,097,681	70,318		1/22/2015	300
Sault St. Marie	MI		380,000	1,326,583	None	None	380,000	1,326,583	1,706,583	103,916		1/22/2015	300
Southfield	MI		520,000	1,482,762	None	None	520,000	1,482,762	2,002,762	32,127		6/29/2016	300
St John’s	MI		670,000	1,154,736	None	None	670,000	1,154,736	1,824,736	36,567		3/23/2016	300
St. Clair Shores	MI		670,000	948,391	None	None	670,000	948,391	1,618,391	11,065		9/30/2016	300
Sterling Heights	MI		910,000	832,868	None	None	910,000	832,868	1,742,868	9,717		9/30/2016	300
Taylor	MI		250,000	925,883	None	None	250,000	925,883	1,175,883	20,061		6/29/2016	300
Traverse City	MI		280,000	1,092,232	None	None	280,000	1,092,232	1,372,232	85,558		1/22/2015	300
Walker	MI		590,000	1,132,002	None	None	590,000	1,132,002	1,722,002	88,673		1/22/2015	300
West Branch	MI		680,038	1,947,424	None	None	680,038	1,947,424	2,627,462	152,548		1/22/2015	300
Affton	MO		120,000	171,955	None	None	120,000	171,955	291,955	36,970		8/29/2011	300
Bolivar	MO		237,094	440,596	None	None	237,094	440,596	677,690	270,963		8/31/2001	300
Bridgeton	MO		570,000	228,347	None	None	570,000	228,347	798,347	49,095		8/29/2011	300
Buffalo	MO		159,346	296,519	None	None	159,346	296,519	455,865	122,067		9/14/2006	300
Cape Girardeau	MO		450,078	836,372	None	None	450,078	836,372	1,286,450	366,610		1/11/2006	300
Desloge	MO		1,020,010	1,275,012	None	None	1,020,010	1,275,012	2,295,022	201,877		1/22/2013	300
Dexter	MO		315,830	1,024,338	None	None	315,830	1,024,338	1,340,168	145,115		6/14/2013	300
Farmington	MO		340,042	1,102,863	None	None	340,042	1,102,863	1,442,905	156,239		6/14/2013	300
Florissant	MO		290,000	86,396	None	None	290,000	86,396	376,396	18,575		8/29/2011	300
Florissant	MO		250,000	239,221	None	None	250,000	239,221	489,221	51,433		8/29/2011	300
Grandview	MO		280,000	235,370	None	None	280,000	235,370	515,370	50,604		8/29/2011	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Joplin	MO		301,207	749,000	None	None	301,207	749,000	1,050,207	141,551		9/14/2006	300
Joplin	MO		281,001	522,428	None	None	281,001	522,428	803,429	215,066		9/14/2006	300
Kansas City	MO		230,000	484,010	None	None	230,000	484,010	714,010	104,062		8/29/2011	300
Kansas City	MO		200,000	339,994	None	None	200,000	339,994	539,994	73,099		8/29/2011	300
Lee’s Summit	MO		500,000	450,156	None	None	500,000	450,156	950,156	96,783		8/29/2011	300
Mount Vernon	MO		160,000	282,586	None	None	160,000	282,586	442,586	216,168		11/20/1997	300
Mountain Grove	MO		219,704	408,591	None	None	219,704	408,591	628,295	168,203		9/14/2006	300
Nevada	MO		290,795	540,616	None	None	290,795	540,616	831,411	222,554		9/14/2006	300
Nixa	MO		251,387	467,430	None	None	251,387	467,430	718,817	192,425		9/14/2006	300
Olivette	MO		319,958	1,037,725	None	None	319,958	1,037,725	1,357,683	147,011		6/14/2013	300
Poplar Bluff	MO		362,265	1,174,938	None	None	362,265	1,174,938	1,537,203	166,450		6/14/2013	300
Poplar Bluff	MO		383,603	1,244,145	None	None	383,603	1,244,145	1,627,748	176,254		6/14/2013	300
Potosi	MO		242,154	785,383	None	None	242,154	785,383	1,027,537	111,263		6/14/2013	300
Raymore	MO		460,000	663,580	None	None	460,000	663,580	1,123,580	142,670		8/29/2011	300
Sikeston	MO		327,805	1,063,176	None	None	327,805	1,063,176	1,390,981	150,617		6/14/2013	300
Springfield	MO		251,381	467,418	None	None	251,381	467,418	718,799	192,421		9/14/2006	300
Springfield	MO		225,939	420,162	None	None	225,939	420,162	646,101	171,566		10/12/2006	300
St. Louis	MO		340,000	88,519	None	None	340,000	88,519	428,519	19,032		8/29/2011	300
St. Louis	MO		500,000	184,049	None	None	500,000	184,049	684,049	39,571		8/29/2011	300
St. Louis	MO		263,107	853,340	None	None	263,107	853,340	1,116,447	120,890		6/14/2013	300
St. Robert	MO		329,242	611,728	None	None	329,242	611,728	940,970	376,209		8/31/2001	300
Webb City	MO		337,647	627,628	None	None	337,647	627,628	965,275	258,374		9/14/2006	300
Biloxi	MS		414,902	770,725	None	None	414,902	770,725	1,185,627	317,282		9/14/2006	300
Canton	MS		163,193	303,268	None	None	163,193	303,268	466,461	124,845		9/14/2006	300
Carthage	MS		157,803	293,257	None	None	157,803	293,257	451,060	120,724		9/14/2006	300
Columbus	MS		128,409	238,775	None	None	128,409	238,775	367,184	105,459		12/22/2005	300
Columbus	MS		117,411	218,350	None	None	117,411	218,350	335,761	96,437		12/22/2005	300
Columbus	MS		470,000	1,438,148	None	None	470,000	1,438,148	1,908,148	55,129		1/5/2016	300
Corinth	MS		285,607	530,598	None	None	285,607	530,598	816,205	218,429		9/14/2006	300
Flowood	MS		470,000	1,456,444	None	None	470,000	1,456,444	1,926,444	60,685		12/22/2015	300
Forest	MS		106,457	198,007	None	None	106,457	198,007	304,464	87,452		12/22/2005	300
Fulton	MS		239,686	445,337	None	None	239,686	445,337	685,023	273,880		8/31/2001	300
Gautier	MS		241,995	449,607	None	None	241,995	449,607	691,602	185,088		9/14/2006	300
Greenville	MS		311,324	578,378	None	None	311,324	578,378	889,702	355,700		8/31/2001	300
Greenwood	MS		177,329	329,520	None	None	177,329	329,520	506,849	135,653		9/14/2006	300
Grenada	MS		450,000	922,929	None	None	450,000	922,929	1,372,929	38,455		12/22/2015	300
Houston	MS		226,962	421,695	None	None	226,962	421,695	648,657	173,598		9/14/2006	300
Indianola	MS		270,639	502,822	None	None	270,639	502,822	773,461	309,233		8/31/2001	300
Iuka	MS		139,243	258,779	None	None	139,243	258,779	398,022	106,531		9/14/2006	300
Jackson	MS		237,982	442,154	None	None	237,982	442,154	680,136	182,020		9/14/2006	300
Jackson	MS		352,003	653,900	None	None	352,003	653,900	1,005,903	267,009		10/12/2006	300
Jackson	MS		500,000	548,535	None	None	500,000	548,535	1,048,535	22,856		12/22/2015	300
Jackson	MS		440,000	1,139,753	None	None	440,000	1,139,753	1,579,753	47,490		12/22/2015	300
Jackson	MS		480,000	618,357	None	None	480,000	618,357	1,098,357	25,765		12/22/2015	300
Kosciusko	MS		311,422	578,550	None	None	311,422	578,550	889,972	238,170		9/14/2006	300
Magee	MS		264,395	491,206	None	None	264,395	491,206	755,601	202,213		9/14/2006	300
Moss Point	MS		287,821	534,713	None	None	287,821	534,713	822,534	220,124		9/14/2006	300
Natchez	MS		402,589	747,934	None	None	402,589	747,934	1,150,523	300,420		12/21/2006	300
Newton	MS		284,350	528,311	None	None	284,350	528,311	812,661	324,908		8/31/2001	300
Olive Branch	MS		332,234	617,192	None	None	332,234	617,192	949,426	254,077		9/14/2006	300
Olive Branch	MS		362,276	673,055	None	None	362,276	673,055	1,035,331	245,665		11/16/2007	300
Oxford	MS		297,182	552,097	None	26	297,182	552,123	849,305	225,445		10/12/2006	300
Pearl	MS		265,646	722,221	None	None	265,646	722,221	987,867	30,093		12/22/2015	300
Philadelphia	MS		292,868	543,912	None	None	292,868	543,912	836,780	223,911		9/14/2006	300
Pontotoc	MS		285,006	529,492	None	None	285,006	529,492	814,498	217,974		9/14/2006	300
Richland	MS		364,900	897,118	None	None	364,900	897,118	1,262,018	37,380		12/22/2015	300
Ridgeland	MS		460,000	1,021,885	None	None	460,000	1,021,885	1,481,885	32,360		3/11/2016	300
Southaven	MS		498,426	925,905	None	None	498,426	925,905	1,424,331	337,955		11/16/2007	300
Southaven	MS		300,000	889,884	None	None	300,000	889,884	1,189,884	37,078		12/22/2015	300
Southaven	MS		468,858	1,152,703	None	None	468,858	1,152,703	1,621,561	48,029		12/22/2015	300
Starkville	MS		175,436	326,005	None	None	175,436	326,005	501,441	134,205		9/14/2006	300
Tupelo	MS		166,869	310,095	None	None	166,869	310,095	476,964	127,656		9/14/2006	300
Tupelo	MS		225,934	419,857	None	None	225,934	419,857	645,791	172,841		9/28/2006	300
Vicksburg	MS		275,895	512,632	None	None	275,895	512,632	788,527	211,034		9/28/2006	300
Vicksburg	MS		410,000	608,682	None	None	410,000	608,682	1,018,682	25,362		12/22/2015	300
West Point	MS		87,859	163,468	1,828	None	87,859	165,296	253,155	72,248		12/22/2005	300
Wiggins	MS		268,104	498,095	None	None	268,104	498,095	766,199	205,049		9/14/2006	300
Butte	MT		1,070,000	786,953	None	None	1,070,000	786,953	1,856,953	11,804		8/4/2016	300
Great Falls	MT		940,000	810,900	None	None	940,000	810,900	1,750,900	12,164		8/4/2016	300
Helena	MT		760,000	816,231	None	None	760,000	816,231	1,576,231	12,243		8/4/2016	300
Kalispell	MT		650,000	1,009,793	None	None	650,000	1,009,793	1,659,793	21,879		6/30/2016	300
Kalispell	MT		810,000	835,779	None	None	810,000	835,779	1,645,779	18,109		6/30/2016	300
Missoula	MT		-	837,402	None	None	-	837,402	837,402	18,144		6/30/2016	300
Missoula	MT		860,000	822,122	None	None	860,000	822,122	1,682,122	17,813		6/30/2016	300
Asheville	NC		264,226	491,419	None	None	264,226	491,419	755,645	184,280		8/28/2007	300
Charlotte	NC		468,859	955,879	None	None	468,859	955,879	1,424,738	55,760		7/27/2015	300
Charlotte	NC		210,000	662,231	None	None	210,000	662,231	872,231	38,630		7/27/2015	300
Charlotte	NC		460,000	988,464	None	None	460,000	988,464	1,448,464	57,660		7/27/2015	300
Charlotte	NC		458,612	934,988	None	None	458,612	934,988	1,393,600	54,541		7/27/2015	300
Clinton	NC		380,000	962,394	None	None	380,000	962,394	1,342,394	68,972		3/25/2015	300
Concord	NC		860,000	955,176	None	None	860,000	955,176	1,815,176	4,776		11/22/2016	300
Connelly Springs	NC		390,000	1,002,204	None	None	390,000	1,002,204	1,392,204	5,011		11/22/2016	300
Dallas	NC		530,000	973,642	None	None	530,000	973,642	1,503,642	4,868		11/22/2016	300
Gastonia	NC		280,000	839,425	None	None	280,000	839,425	1,119,425	4,197		11/22/2016	300
Granite Falls	NC		1,412,026	1,765,032	None	None	1,412,026	1,765,032	3,177,058	279,463		1/22/2013	300
High Point	NC		872,587	1,090,734	None	None	872,587	1,090,734	1,963,321	172,699		1/22/2013	300
Hildebran	NC		966,417	1,208,021	None	None	966,417	1,208,021	2,174,438	191,270		1/22/2013	300
Kinston	NC		320,000	836,583	None	None	320,000	836,583	1,156,583	59,955		3/25/2015	300
Lincolnton	NC		1,811,063	2,263,829	None	None	1,811,063	2,263,829	4,074,892	358,440		1/22/2013	300
N Wilkesboro	NC		630,448	724,931	None	None	630,448	724,931	1,355,379	1,208		12/8/2016	300
Newton	NC		960,000	1,010,399	None	None	960,000	1,010,399	1,970,399	5,052		11/22/2016	300
Raeford	NC		773,505	966,881	None	None	773,505	966,881	1,740,386	153,089		1/22/2013	300
Salisbury	NC		540,000	1,235,415	None	None	540,000	1,235,415	1,775,415	6,177		11/22/2016	300
Southport	NC		460,000	1,214,095	None	None	460,000	1,214,095	1,674,095	87,010		3/11/2015	300
Stanley	NC		566,546	651,454	None	None	566,546	651,454	1,218,000	1,086		12/8/2016	300
Thomasville	NC		983,522	1,229,402	None	None	983,522	1,229,402	2,212,924	194,655		1/22/2013	300
Walkertown	NC		1,033,636	1,292,046	None	None	1,033,636	1,292,046	2,325,682	204,574		1/22/2013	300
Wallace	NC		230,000	905,484	None	None	230,000	905,484	1,135,484	64,893		3/25/2015	300
Winston Salem	NC		353,239	656,427	None	None	353,239	656,427	1,009,666	403,697		8/31/2001	300
Winston Salem	NC		126,423	235,323	None	None	126,423	235,323	361,746	103,934		12/22/2005	300
Devils Lake	ND		150,390	279,798	None	None	150,390	279,798	430,188	123,577		12/22/2005	300
Fargo	ND		217,057	403,609	None	None	217,057	403,609	620,666	178,260		12/22/2005	300
Jamestown	ND		136,523	254,045	None	None	136,523	254,045	390,568	112,203		12/22/2005	300
Minot	ND		153,870	286,260	None	None	153,870	286,260	440,130	126,432		12/22/2005	300
Omaha	NE		444,460	825,938	None	32	444,460	825,970	1,270,430	362,065		1/11/2006	300
Omaha	NE		350,000	650,877	None	32	350,000	650,909	1,000,909	244,106		8/28/2007	300
Amherst	NY		412,349	767,082	None	None	412,349	767,082	1,179,431	287,654		8/28/2007	300
Buffalo	NY		317,454	591,060	None	None	317,454	591,060	908,514	221,643		8/28/2007	300
Falconer	NY		606,120	696,957	None	None	606,120	696,957	1,303,077	1,162		12/8/2016	300
Syracuse	NY		743,043	854,401	None	None	743,043	854,401	1,597,444	1,424		12/16/2016	300
Bowling Green	OH		490,000	1,233,026	None	None	490,000	1,233,026	1,723,026	14,385		9/30/2016	300
Cincinnati	OH		299,187	556,978	None	None	299,187	556,978	856,165	208,843		8/28/2007	300
Delaware	OH		580,000	845,272	None	None	580,000	845,272	1,425,272	4,226		11/30/2016	300
Galion	OH		160,000	967,572	None	None	160,000	967,572	1,127,572	4,838		11/30/2016	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Kenton	OH		470,000	695,990	None	None	470,000	695,990	1,165,990	3,480		11/30/2016	300
Marion	OH		570,000	813,387	None	None	570,000	813,387	1,383,387	4,067		11/30/2016	300
Marion	OH		727,847	836,929	None	None	727,847	836,929	1,564,776	1,395		12/28/2016	300
Mentor	OH		394,450	734,205	None	None	394,450	734,205	1,128,655	275,313		8/28/2007	300
Parma	OH		473,710	881,038	None	None	473,710	881,038	1,354,748	330,388		8/28/2007	300
Toledo	OH		633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	441,643		8/28/2007	300
Upper Sandusky	OH		260,000	731,454	None	None	260,000	731,454	991,454	3,657		11/30/2016	300
Van Wert	OH		330,000	907,061	None	None	330,000	907,061	1,237,061	71,053		1/22/2015	300
Van Wert	OH		710,000	798,621	None	None	710,000	798,621	1,508,621	30,614		1/14/2016	300
Bixby	OK		145,791	271,272	None	None	145,791	271,272	417,063	119,812		12/22/2005	300
Checotah	OK		153,232	285,092	None	None	153,232	285,092	438,324	125,916		12/22/2005	300
Idabel	OK		214,244	398,545	None	None	214,244	398,545	612,789	245,096		8/31/2001	300
Owasso	OK		327,043	607,645	None	None	327,043	607,645	934,688	373,698		8/31/2001	300
Tahlequah	OK		224,982	418,341	None	None	224,982	418,341	643,323	184,767		12/22/2005	300
Tulsa	OK		295,993	549,981	None	None	295,993	549,981	845,974	338,235		8/31/2001	300
Salem	OR		198,540	689,507	None	None	198,540	689,507	888,047	507,203		5/23/1989	300
The Dalles	OR		1,034,805	1,293,506	None	None	1,034,805	1,293,506	2,328,311	204,805		1/22/2013	300
Greensburg	PA		315,000	586,368	None	None	315,000	586,368	901,368	219,884		8/28/2007	300
Philadelphia	PA		423,333	787,125	None	None	423,333	787,125	1,210,458	295,170		8/28/2007	300
Aiken	SC		240,937	447,656	None	None	240,937	447,656	688,593	184,285		9/14/2006	300
Aiken	SC		618,572	1,261,105	None	None	618,572	1,261,105	1,879,677	73,564		7/27/2015	300
Camden	SC		450,000	986,046	None	None	450,000	986,046	1,436,046	57,519		7/27/2015	300
Columbia	SC		952,423	1,190,529	None	None	952,423	1,190,529	2,142,952	188,500		1/22/2013	300
Columbia	SC		812,611	1,015,764	None	None	812,611	1,015,764	1,828,375	160,829		1/22/2013	300
Columbia	SC		710,000	1,137,369	None	None	710,000	1,137,369	1,847,369	66,347		7/27/2015	300
Columbia	SC		344,602	702,552	None	None	344,602	702,552	1,047,154	40,982		7/27/2015	300
Columbia	SC		350,000	982,465	None	None	350,000	982,465	1,332,465	57,310		7/27/2015	300
Greer	SC		580,000	721,854	None	None	580,000	721,854	1,301,854	51,733		3/25/2015	300
Inman	SC		809,987	1,012,483	None	None	809,987	1,012,483	1,822,470	160,310		1/22/2013	300
Irmo	SC		330,000	1,008,769	None	None	330,000	1,008,769	1,338,769	58,845		7/27/2015	300
Leesville	SC		899,686	1,124,607	None	None	899,686	1,124,607	2,024,293	178,063		1/22/2013	300
Lexington	SC		530,000	1,278,314	None	None	530,000	1,278,314	1,808,314	74,568		7/27/2015	300
Lexington	SC		740,000	969,462	None	None	740,000	969,462	1,709,462	1,616		12/6/2016	300
Newberry	SC		708,489	885,611	None	None	708,489	885,611	1,594,100	140,222		1/22/2013	300
Piedmont	SC		841,862	1,052,327	None	None	841,862	1,052,327	1,894,189	166,619		1/22/2013	300
Rock Hill	SC		400,000	950,185	None	None	400,000	950,185	1,350,185	55,427		7/27/2015	300
Spartanburg	SC		957,339	1,196,673	None	None	957,339	1,196,673	2,154,012	189,473		1/22/2013	300
Walterboro	SC		240,000	779,500	None	None	240,000	779,500	1,019,500	63,659		12/8/2014	300
Chamberlain	SD		139,587	259,627	None	None	139,587	259,627	399,214	114,668		12/22/2005	300
Madison	SD		112,143	208,660	None	None	112,143	208,660	320,803	92,157		12/22/2005	300
Rapid City	SD		197,967	368,047	None	None	197,967	368,047	566,014	162,554		12/22/2005	300
Sioux Falls	SD		340,718	633,332	None	None	340,718	633,332	974,050	252,277		1/19/2007	300
Spearfish	SD		142,114	264,320	None	None	142,114	264,320	406,434	116,741		12/22/2005	300
Winner	SD		115,591	215,063	None	None	115,591	215,063	330,654	94,986		12/22/2005	300
Antioch	TN		244,470	454,016	None	None	244,470	454,016	698,486	185,390		10/2/2006	300
Brownsville	TN		289,379	538,081	None	None	289,379	538,081	827,460	330,911		8/31/2001	300
Chattanooga	TN		490,000	740,474	2,640	None	490,000	743,114	1,233,114	75,474		6/30/2014	300
Collierville	TN		433,503	805,339	None	None	433,503	805,339	1,238,842	293,949		11/16/2007	300
Columbia	TN		410,242	761,878	None	None	410,242	761,878	1,172,120	311,100		10/2/2006	300
Germantown	TN		356,774	662,837	None	None	356,774	662,837	1,019,611	241,935		11/16/2007	300
Henderson	TN		155,954	289,815	None	None	155,954	289,815	445,769	119,307		9/14/2006	300
Hermitage	TN		341,251	633,753	None	None	341,251	633,753	975,004	258,782		10/2/2006	300
Jackson	TN		126,158	234,594	None	469	126,158	235,063	361,221	103,820		12/22/2005	300
Jackson	TN		312,734	581,049	50,045	5,779	312,734	636,873	949,607	224,597		11/16/2007	300
Manchester	TN		411,504	764,222	None	None	411,504	764,222	1,175,726	312,057		10/2/2006	300
Martin	TN		173,616	322,616	None	None	173,616	322,616	496,232	132,810		9/14/2006	300
McMinnville	TN		442,735	635,260	None	None	442,735	635,260	1,077,995	255,144		12/21/2006	300
Memphis	TN		148,386	275,760	None	None	148,386	275,760	424,146	113,521		9/14/2006	300
Memphis	TN		254,423	472,680	None	None	254,423	472,680	727,103	193,011		10/12/2006	300
Memphis	TN		309,358	574,779	None	None	309,358	574,779	884,137	209,794		11/16/2007	300
Memphis	TN		361,660	983,255	None	None	361,660	983,255	1,344,915	40,969		12/22/2015	300
Memphis	TN		550,000	821,983	None	None	550,000	821,983	1,371,983	34,249		12/22/2015	300
Memphis	TN		445,782	1,095,968	None	None	445,782	1,095,968	1,541,750	45,665		12/22/2015	300
Memphis	TN		660,000	1,253,473	None	None	660,000	1,253,473	1,913,473	52,228		12/22/2015	300
Milan	TN		138,159	256,766	None	None	138,159	256,766	394,925	105,702		9/14/2006	300
Millington	TN		285,613	530,630	None	None	285,613	530,630	816,243	326,335		8/31/2001	300
Murfreesboro	TN		376,568	699,340	None	None	376,568	699,340	1,075,908	285,564		10/2/2006	300
Murfreesboro	TN		383,266	712,027	None	None	383,266	712,027	1,095,293	285,997		12/21/2006	300
Nashville	TN		147,915	274,700	None	None	147,915	274,700	422,615	112,169		10/2/2006	300
Nashville	TN		432,494	803,203	None	None	432,494	803,203	1,235,697	327,975		10/2/2006	300
Nashville	TN		350,983	651,825	None	None	350,983	651,825	1,002,808	266,162		10/2/2006	300
Nashville	TN		500,000	653,785	6,900	None	500,000	660,685	1,160,685	66,828		6/30/2014	300
Ripley	TN		231,552	430,232	None	None	231,552	430,232	661,784	264,590		8/31/2001	300
Sevierville	TN		423,790	787,301	None	None	423,790	787,301	1,211,091	324,106		9/28/2006	300
Shelbyville	TN		245,370	455,687	None	None	245,370	455,687	701,057	186,072		10/2/2006	300
Trenton	TN		174,379	324,032	None	None	174,379	324,032	498,411	133,393		9/14/2006	300
Allen	TX		165,000	306,771	None	None	165,000	306,771	471,771	214,229	7/9/1999	5/28/1999	300
Arlington	TX		560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	390,248		8/28/2007	300
Arlington	TX		269,284	500,766	None	None	269,284	500,766	770,050	187,786		8/28/2007	300
Aubrey	TX		140,000	726,739	122,905	None	140,000	849,644	989,644	33,218		12/7/2015	300
Beaumont	TX		1,175,014	1,468,768	None	None	1,175,014	1,468,768	2,643,782	232,555		1/22/2013	300
Centerville	TX		340,000	873,035	None	None	340,000	873,035	1,213,035	50,927		7/21/2015	300
Coppell	TX		212,875	396,007	None	None	212,875	396,007	608,882	148,501		8/28/2007	300
Corpus Christi	TX		826,321	1,032,902	None	None	826,321	1,032,902	1,859,223	163,543		1/22/2013	300
Crossroads	TX		310,000	706,609	114,605	None	310,000	821,214	1,131,214	32,180		12/21/2015	300
Dallas	TX		386,451	718,361	None	None	386,451	718,361	1,104,812	269,384		8/28/2007	300
Denton	TX		380,000	700,572	110,497	None	380,000	811,069	1,191,069	31,831		12/7/2015	300
Ennis	TX		173,250	384,793	45,798	12,600	173,250	443,191	616,441	414,502		12/28/1987	300
Farmersville	TX		190,000	677,920	117,515	None	190,000	795,435	985,435	31,056		12/21/2015	300
Ferris	TX		922,690	1,153,363	None	None	922,690	1,153,363	2,076,053	182,616		1/22/2013	300
Forney	TX		1,141,991	1,427,489	None	None	1,141,991	1,427,489	2,569,480	226,019		1/22/2013	300
Fort Worth	TX		223,195	492,067	None	54	223,195	492,121	715,316	492,121		6/26/1991	300
Fort Worth	TX		423,281	382,059	None	None	423,281	382,059	805,340	334,302		2/10/1995	300
Grand Prairie	TX		280,000	520,197	None	None	280,000	520,197	800,197	195,074		8/28/2007	300
Houston	TX		194,994	386,056	None	128	194,994	386,184	581,178	386,184		6/25/1991	300
Houston	TX		113,693	-	None	58	113,693	58	113,751	28		3/7/1997	N/A
Houston	TX		335,664	624,233	None	None	335,664	624,233	959,897	234,086		8/28/2007	300
Houston	TX		1,003,721	1,254,651	None	None	1,003,721	1,254,651	2,258,372	198,653		1/22/2013	300
Hurst	TX		215,623	401,245	None	None	215,623	401,245	616,868	150,465		8/28/2007	300
Irving	TX		291,971	543,094	None	None	291,971	543,094	835,065	203,658		8/28/2007	300
Justin	TX		200,000	792,249	120,814	None	200,000	913,063	1,113,063	35,898		12/7/2015	300
Krum	TX		120,000	753,238	156,281	None	120,000	909,519	1,029,519	35,122		12/7/2015	300
Lewisville	TX		448,000	832,667	None	None	448,000	832,667	1,280,667	312,248		8/28/2007	300
Lufkin	TX		128,842	239,585	None	None	128,842	239,585	368,427	105,817		12/22/2005	300
Lumberton	TX		111,146	206,720	None	None	111,146	206,720	317,866	91,301		12/22/2005	300
Porter	TX		227,067	333,031	None	None	227,067	333,031	560,098	291,402		2/9/1995	300
Sanger	TX		150,000	702,524	119,691	None	150,000	822,215	972,215	32,132		12/7/2015	300
Santa Fe	TX		304,414	623,331	None	None	304,414	623,331	927,745	468,479		3/23/1998	300
South Houston	TX		1,139,426	1,424,283	None	None	1,139,426	1,424,283	2,563,709	225,511		1/22/2013	300
Stafford	TX		214,024	423,733	None	128	214,024	423,861	637,885	423,861		6/26/1991	300
Temple	TX		302,505	291,414	None	None	302,505	291,414	593,919	254,987		2/9/1995	300
Texarkana	TX		311,263	578,266	None	None	311,263	578,266	889,529	355,631		8/31/2001	300
Victoria	TX		1,062,212	1,327,765	None	None	1,062,212	1,327,765	2,389,977	210,230		1/22/2013	300
Victoria	TX		884,385	1,105,481	None	None	884,385	1,105,481	1,989,866	175,034		1/22/2013	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Vidor	TX		146,291	271,990	None	None	146,291	271,990	418,281	120,129		12/22/2005	300
Hampton	VA		805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	560,923		8/28/2007	300
Lynchburg	VA		308,824	573,529	None	None	308,824	573,529	882,353	144,338		9/14/2010	300
Spokane	WA		479,531	646,719	None	None	479,531	646,719	1,126,250	486,065		3/27/1998	300
Vancouver	WA		1,302,457	1,628,071	None	None	1,302,457	1,628,071	2,930,528	257,778		1/22/2013	300
Appleton	WI		340,126	631,662	None	None	340,126	631,662	971,788	118,963		4/17/2012	300
Beaver Dam	WI		230,000	980,309	None	None	230,000	980,309	1,210,309	60,452		6/25/2015	300
Grafton	WI		149,778	332,664	None	None	149,778	332,664	482,442	332,664		10/29/1987	300
Green Bay	WI		308,131	572,756	None	None	308,131	572,756	880,887	251,058		1/11/2006	300
Kenosha	WI		140,000	1,261,738	None	None	140,000	1,261,738	1,401,738	14,720		9/30/2016	300
Oshkosh	WI		385,870	716,616	None	None	385,870	716,616	1,102,486	134,963		4/17/2012	300
Pewaukee	WI		590,000	1,125,653	None	None	590,000	1,125,653	1,715,653	13,133		9/30/2016	300
Waukesha	WI		380,000	1,430,547	None	None	380,000	1,430,547	1,810,547	16,690		9/30/2016	300
Cody	WY		740,000	729,300	None	None	740,000	729,300	1,469,300	15,802		6/30/2016	300
Sheridan	WY		680,000	835,246	None	None	680,000	835,246	1,515,246	18,097		6/30/2016	300

Shoe stores
Lebec	CA	8,957,881	2,357,234	30,943,343	None	None	2,357,234	30,943,343	33,300,577	3,499,545		1/22/2013	420
Staten Island	NY		3,190,883	3,413,933	128,082	207,431	3,190,883	3,749,446	6,940,329	2,312,875		3/26/1998	300
Brookville	OH	18,801,278	2,577,129	48,823,456	None	None	2,577,129	48,823,456	51,400,585	5,521,700		1/22/2013	420
McMinnville	TN		703,355	1,432,903	29,784	7,275	703,355	1,469,962	2,173,317	551,548		11/1/2006	300

Sporting goods
Anchorage	AK		1,486,000	5,045,244	None	89	1,486,000	5,045,333	6,531,333	3,069,192		10/17/2001	300
Tuscaloosa	AL		1,993,572	5,073,414	None	None	1,993,572	5,073,414	7,066,986	25,367		11/9/2016	300
Mesa	AZ		984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	606,808		2/12/2007	300
Fresno	CA		1,650,000	3,321,244	1,650,000	48,242	1,650,000	5,019,486	6,669,486	2,033,481		10/17/2001	300
Gainesville	FL		1,296,000	2,234,554	None	89	1,296,000	2,234,643	3,530,643	1,359,360		10/17/2001	300
Jupiter	FL		1,698,316	4,352,255	1,775	89	1,698,316	4,354,119	6,052,435	2,414,425		5/3/2000	300
Melbourne	FL		994,000	4,076,554	None	253	994,000	4,076,807	5,070,807	2,479,917		10/17/2001	300
Augusta	GA		1,460,000	5,953,083	None	None	1,460,000	5,953,083	7,413,083	516,446	9/17/2014	4/16/2014	300
Gainesville	GA		1,830,000	6,889,155	None	None	1,830,000	6,889,155	8,719,155	11,482		12/7/2016	300
Pooler	GA		1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	784,093		3/1/2006	300
Algonquin	IL		1,360,000	7,255,745	None	None	1,360,000	7,255,745	8,615,745	603,187	10/6/2014	4/22/2014	300
Geneva	IL		2,082,000	1,838,888	5,405	701	2,082,000	1,844,994	3,926,994	1,118,706		10/17/2001	300
Marion	IL		-	6,630,238	None	None	-	6,630,238	6,630,238	276,305	5/7/2015	11/13/2014	300
Avon	IN		2,200,000	5,299,303	5,039	None	2,200,000	5,304,342	7,504,342	547,658	4/8/2014	10/11/2013	300
Greenwood	IN		1,490,000	5,241,516	None	None	1,490,000	5,241,516	6,731,516	585,303		3/25/2014	300
Houma	LA		1,598,298	4,493,174	None	None	1,598,298	4,493,174	6,091,472	142,284		3/30/2016	300
Thibodaux	LA		1,560,000	8,840,000	None	None	1,560,000	8,840,000	10,400,000	14,733		12/6/2016	300
Bowie	MD		2,084,000	3,046,888	None	89	2,084,000	3,046,977	5,130,977	1,853,528		10/17/2001	300
Winston Salem	NC		2,390,000	3,416,323	None	None	2,390,000	3,416,323	5,806,323	506,755		4/12/2013	300
Kearney	NE		173,950	344,393	None	None	173,950	344,393	518,343	344,393		5/1/1990	300
Glendale	NY		5,559,686	4,447,566	None	89	5,559,686	4,447,655	10,007,341	2,142,255		12/29/2004	300
Huber Heights	OH		2,280,000	5,814,036	None	None	2,280,000	5,814,036	8,094,036	455,433		1/27/2015	300
Reynoldsburg	OH		850,000	2,770,492	None	None	850,000	2,770,492	3,620,492	281,667		6/19/2014	300
Owasso	OK		2,140,000	6,780,084	None	None	2,140,000	6,780,084	8,920,084	101,701		8/1/2016	300
Eugene	OR		720,000	7,434,760	49,978	None	720,000	7,484,738	8,204,738	1,147,951		3/22/2013	300
Mechanicsburg	PA		2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	2,361,261		11/8/2001	300
Columbia	SC		1,145,120	2,770,957	None	None	1,145,120	2,770,957	3,916,077	1,019,324		3/3/2005	300
Spartanburg	SC		1,234,815	3,111,921	(428,405)	None	806,410	3,111,921	3,918,331	1,466,558		3/3/2005	300
Mt Juliet	TN		2,449,395	6,074,357	None	None	2,449,395	6,074,357	8,523,752	556,737	5/30/2014	12/10/2013	300
El Paso	TX		700,000	2,501,244	1,955,473	103,256	700,000	4,559,973	5,259,973	1,530,549		10/17/2001	300
Houston	TX		1,140,982	4,253,818	None	None	1,140,982	4,253,818	5,394,800	276,498		5/28/2015	300
Huntsville	TX		580,000	5,720,000	None	None	580,000	5,720,000	6,300,000	524,333		9/29/2014	300
Port Arthur	TX		1,609,120	4,523,600	None	None	1,609,120	4,523,600	6,132,720	143,247		3/30/2016	300
San Antonio	TX		3,730,000	4,666,465	None	None	3,730,000	4,666,465	8,396,465	147,771		3/30/2016	300
Wichita Falls	TX		1,100,000	5,556,669	None	None	1,100,000	5,556,669	6,656,669	583,450		5/13/2014	300
Fredericksburg	VA		1,941,000	2,979,888	None	89	1,941,000	2,979,977	4,920,977	1,812,770		10/17/2001	300

Telecommunications
Augusta	GA		2,720,359	11,128,077	None	147	2,720,359	11,128,224	13,848,583	2,541,058		4/1/2011	300
Davenport	IA		270,000	930,689	54,520	1,008	270,000	986,217	1,256,217	694,603		6/26/1998	300
Harmans	MD		3,411,391	11,757,946	363,285	None	3,411,391	12,121,231	15,532,622	1,412,879		1/22/2013	420
East Syracuse	NY	8,987,700	880,000	15,816,613	None	None	880,000	15,816,613	16,696,613	1,223,905		4/30/2014	420
Portland	OR		1,246,233	7,900,429	None	None	1,246,233	7,900,429	9,146,662	58,200	In-progress	12/10/2015	N/A
Salem	OR		1,721,686	9,387,216	2,750	58	1,721,686	9,390,024	11,111,710	2,082,282		6/22/2011	300
Brownsville	TX		1,740,479	11,570,294	None	147	1,740,479	11,570,441	13,310,920	2,642,031		4/1/2011	300

Theaters

Fairbanks	AK		2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	6,144		9/27/2000	300
Huntsville	AL		2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	9,181		9/27/2000	300
Chula Vista	CA		2,060,287	8,914,162	None	None	2,060,287	8,914,162	10,974,449	1,916,545		8/8/2011	300
Norwalk	CA		2,466,208	18,293,125	None	None	2,466,208	18,293,125	20,759,333	2,938,904		8/8/2011	300
Denver	CO		5,150,000	9,056,647	681,424	None	5,150,000	9,738,071	14,888,071	952,562		6/27/2014	300
Naples	FL		2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	5,851,425		9/27/2000	300
Austell	GA		2,497,504	10,148,237	None	None	2,497,504	10,148,237	12,645,741	2,181,871		8/8/2011	300
Chamblee	GA		4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	9,399		9/27/2000	300
Morrow	GA		2,962,468	17,068,280	115,230	None	2,962,468	17,183,510	20,145,978	2,962,130		8/8/2011	300
Council Bluffs	IA		4,924,553	14,207,916	None	None	4,924,553	14,207,916	19,132,469	4,376,259		1/31/2008	300
Dubuque	IA		3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	2,119,894		1/31/2008	300
Edwardsville	IL		4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	4,097,007		9/28/2005	300
Lake In The Hills	IL		3,297,566	11,716,314	None	None	3,297,566	11,716,314	15,013,880	4,445,129		9/28/2005	300
Marion	IL		832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	1,580,772		9/28/2005	300
Mattoon	IL		543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	2,308,094		9/28/2005	300
North Pekin	IL		1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	4,147,691		9/28/2005	300
Rockford	IL		4,270,500	16,675,954	(1,779)	None	4,268,721	16,675,954	20,944,675	7,531,963		9/28/2005	300
Springfield	IL		3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	4,699,334		9/28/2005	300
Bloomington	IN		2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	3,583,850		9/28/2005	300
Columbus	IN		1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	3,267,510		9/28/2005	300
Indianapolis	IN		2,700,395	17,672,980	1,850,000	None	2,700,395	19,522,980	22,223,375	7,790,392		9/28/2005	300
Terre Haute	IN		1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	4,442,532		9/28/2005	300
Coon Rapids	MN		2,460,040	17,641,170	None	None	2,460,040	17,641,170	20,101,210	7,004,323		9/28/2005	300
Inver Grove	MN		2,863,272	18,471,062	None	None	2,863,272	18,471,062	21,334,334	7,149,272		9/28/2005	300
Poplar Bluff	MO		1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	2,200,737		9/28/2005	300
Rockaway	NJ		8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	5,900,420	12/6/2006	4/13/2005	300
Binghamton	NY		2,700,000	5,570,505	47,777	None	2,700,000	5,618,282	8,318,282	2,548,841		9/29/2005	300
Henrietta	NY		2,152,546	8,953,645	None	None	2,152,546	8,953,645	11,106,191	1,925,034		8/8/2011	300
Akron	OH		1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	889		9/27/2000	300
Beavercreek	OH		2,062,545	8,467,551	619,794	None	2,062,545	9,087,345	11,149,890	2,004,356		8/8/2011	300
Columbus	OH		2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	2,916,263		11/1/2002	300
Hillsboro	OR		4,915,032	16,377	None	58	4,915,032	16,435	4,931,467	10,548		9/27/2000	300
Portland	OR		2,793,001	9,942	None	58	2,793,001	10,000	2,803,001	6,419		9/27/2000	300
Spartanburg	SC		2,072,738	8,340,814	87,111	None	2,072,738	8,427,925	10,500,663	1,494,393		7/31/2012	300
Burleson	TX		2,280,000	7,418,374	417,731	None	2,280,000	7,836,105	10,116,105	1,188,326		7/26/2006	300
Laredo	TX		2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	2,253,987	10/11/2006	8/9/2005	300
Live Oak	TX		2,910,035	12,674,850	None	None	2,910,035	12,674,850	15,584,885	2,725,093		8/8/2011	300
Longview	TX		2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	2,369,023		12/21/2005	300
Lubbock	TX		1,642,533	6,984,372	None	None	1,642,533	6,984,372	8,626,905	1,501,640		8/8/2011	300
Waco	TX		1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	2,401,220		10/6/2006	300
Glen Allen	VA		1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	6,352,708		9/27/2000	300
Roanoke	VA		2,212,494	9,324,958	None	None	2,212,494	9,324,958	11,537,452	2,004,866		8/8/2011	300
Sterling	VA		4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	20,823		9/27/2000	300
Marysville	WA		1,988,142	-	None	None	1,988,142	-	1,988,142	-		7/27/2000	N/A

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

					Cost Capitalized								Life on
					Subsequent		Gross Amount at Which Carried						which
			Initial Cost to Company		to Acquisition		at Close of Period (Notes 3, 4, 6 and 7)						depreciation
				Buildings,				Buildings,					in latest
				Improvements				Improvements					Income
				and				and		Accumulated			Statement
Description		Encumbrances		Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		(Note 2)	Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 5)	Construction	Acquired	(in Months)

Fitchburg	WI		5,540,553	13,924,709	None	None	5,540,553	13,924,709	19,465,262	3,802,506		1/31/2008	300

Transportation services
Phoenix	AZ		4,106,903	23,819,301	None	None	4,106,903	23,819,301	27,926,204	2,693,850		1/22/2013	420
West Sacramento	CA		12,277,918	29,165,650	17,616	None	12,277,918	29,183,266	41,461,184	3,301,609		1/22/2013	420
Palmetto	FL		1,853,907	14,815,927	12,345	None	1,853,907	14,828,272	16,682,179	2,420,156		3/17/2011	300
Conley	GA		420,000	780,000	None	None	420,000	780,000	1,200,000	185,900		1/10/2011	300
Chicago	IL		612,500	1,137,500	None	None	612,500	1,137,500	1,750,000	271,104		1/10/2011	300
Grayslake	IL		5,044,195	26,218,048	500	None	5,044,195	26,218,548	31,262,743	4,816,912		4/21/2011	300
Evansville	IN		959,651	4,053,122	None	None	959,651	4,053,122	5,012,773	857,911		9/13/2011	300
Zionsville	IN		2,450,000	29,831,530	500	None	2,450,000	29,832,030	32,282,030	248,613		9/6/2016	420
Dodge City	KS		244,811	3,713,789	8,765	None	244,811	3,722,554	3,967,365	381,323		1/22/2013	420
Hays	KS		171,304	2,701,222	10,568	None	171,304	2,711,790	2,883,094	254,844		1/22/2013	420
Wichita	KS		2,840,499	7,375,302	1,000	None	2,840,499	7,376,302	10,216,801	1,709,187		3/16/2011	300
Louisville	KY		472,500	877,500	None	None	472,500	877,500	1,350,000	209,138		1/10/2011	300
Louisville	KY		5,732,055	30,841,995	None	None	5,732,055	30,841,995	36,574,050	3,488,083		1/22/2013	420
Saint Rose	LA		3,147,428	8,283,048	21,892	None	3,147,428	8,304,940	11,452,368	1,674,173		12/20/2011	300
Baltimore	MD		1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	2,458,671	12/24/2003	4/1/2003	300
Baltimore	MD		4,499,317	50,857,761	36,500	None	4,499,317	50,894,261	55,393,578	5,553,363		1/22/2013	420
Detroit	MI		280,000	520,000	None	None	280,000	520,000	800,000	123,933		1/10/2011	300
Gibraltar	MI		245,000	455,000	None	None	245,000	455,000	700,000	108,442		1/10/2011	300
Novi	MI		210,000	677,324	None	None	210,000	677,324	887,324	48,542		3/31/2015	300
Saginaw	MI		219,564	10,638,391	10,464	None	219,564	10,648,855	10,868,419	1,203,473		1/22/2013	420
Saline	MI		1,275,995	17,421,877	5,127	None	1,275,995	17,427,004	18,702,999	1,772,983		1/22/2013	420
Rogers	MN		5,330,000	32,179,760	500	None	5,330,000	32,180,260	37,510,260	498,045		6/30/2016	420
Saint Cloud	MN		474,860	4,309,642	7,133	None	474,860	4,316,775	4,791,635	487,682		1/22/2013	420
Shakopee	MN		2,451,948	12,666,361	None	98,424	2,451,948	12,764,785	15,216,733	2,300,373		3/17/2011	300
Springfield	MO		2,669,300	19,440,332	25,839	None	2,669,300	19,466,171	22,135,471	2,201,570		1/22/2013	420
Petal	MS		315,000	3,657,281	None	None	315,000	3,657,281	3,972,281	366,550	5/24/2013	7/12/2012	420
Charlotte	NC		735,000	1,365,000	None	None	735,000	1,365,000	2,100,000	325,325		1/10/2011	300
Grand Forks	ND		366,876	4,515,374	19,030	None	366,876	4,534,404	4,901,280	379,952		1/22/2013	420
Lincoln	NE		792,802	9,619,413	12,500	None	792,802	9,631,913	10,424,715	964,585		1/22/2013	420
West Lebanon	NH		996,755	8,226,928	None	None	996,755	8,226,928	9,223,683	913,462		1/22/2013	420
Bronx	NY	11,959,584	-	19,765,973	75,475	None	-	19,841,448	19,841,448	2,299,119		1/22/2013	420
Rensselaer	NY		5,393,842	67,290,895	None	142,250	5,393,842	67,433,145	72,826,987	7,029,930		1/22/2013	420
Columbus	OH		245,000	455,000	None	None	245,000	455,000	700,000	108,442		1/10/2011	300
North Canton	OH		-	10,641,063	None	None	-	10,641,063	10,641,063	1,203,454		1/22/2013	420
Uniontown	OH		2,237,958	53,040,112	None	None	2,237,958	53,040,112	55,278,070	5,998,584		1/22/2013	420
Vandalia	OH		719,985	10,102,113	8,352	None	719,985	10,110,465	10,830,450	1,902,686		4/10/2012	300
Walbridge	OH		210,000	390,000	None	None	210,000	390,000	600,000	92,950		1/10/2011	300
Whitehall	OH		1,400,000	24,053,357	None	None	1,400,000	24,053,357	25,453,357	944,953		8/26/2015	420
Coraopolis	PA		350,000	650,000	None	None	350,000	650,000	1,000,000	154,917		1/10/2011	300
Franklin	PA		405,243	4,797,771	22,294	None	405,243	4,820,065	5,225,308	545,722		3/15/2011	300
Parker	PA		210,000	390,000	None	None	210,000	390,000	600,000	92,950		1/10/2011	300
Snow Shoe	PA		591,101	12,994,366	None	None	591,101	12,994,366	13,585,467	1,469,601		1/22/2013	420
Sioux Falls	SD	1,580,577	416,023	3,775,664	None	None	416,023	3,775,664	4,191,687	424,455		1/22/2013	420
Chattanooga	TN		2,024,239	8,974,591	11,169	None	2,024,239	8,985,760	11,009,999	2,079,779		3/17/2011	300
Memphis	TN		3,570,000	16,398,303	202,533	None	3,570,000	16,600,836	20,170,836	1,861,378		2/27/2013	420
Mt Juliet	TN	16,740,328	3,290,000	24,709,876	None	None	3,290,000	24,709,876	27,999,876	558,914		3/31/2016	420
Freeport	TX		245,000	455,000	None	None	245,000	455,000	700,000	108,442		1/10/2011	300
Houston	TX		5,802,459	45,111,656	None	None	5,802,459	45,111,656	50,914,115	5,101,913		1/22/2013	420
Houston	TX	9,187,363	3,140,000	11,319,877	None	None	3,140,000	11,319,877	14,459,877	957,453		1/31/2014	420
Houston	TX	12,427,637	3,910,000	16,504,232	None	None	3,910,000	16,504,232	20,414,232	1,395,885		1/31/2014	420
La Porte	TX		875,000	1,625,000	None	None	875,000	1,625,000	2,500,000	387,292		1/10/2011	300
Missouri City	TX		5,360,000	27,203,138	None	None	5,360,000	27,203,138	32,563,138	421,001	9/30/2016	6/30/2016	420
Sherman	TX		439,127	9,850,580	None	None	439,127	9,850,580	10,289,707	1,114,051		1/22/2013	420
Vineyard	UT		1,732,107	7,525,979	None	None	1,732,107	7,525,979	9,258,086	1,358,289		3/17/2011	300
Spokane Valley	WA		805,923	13,715,732	None	12	805,923	13,715,744	14,521,667	1,132,293		1/22/2013	420
Beaver	WV		497,198	6,060,449	13,245	None	497,198	6,073,694	6,570,892	610,563		1/22/2013	420
Charleston	WV		2,251,894	6,527,770	None	None	2,251,894	6,527,770	8,779,664	603,768		12/28/2012	420

Wholesale clubs
Colorado Springs	CO		3,540,000	6,206,964	1,500	294	3,540,000	6,208,758	9,748,758	879,864		6/28/2013	300
Derby	CT		5,699,931	10,584,586	1,000	None	5,699,931	10,585,586	16,285,517	1,817,446		9/20/2012	300
Waterford	CT		11,841,797	21,990,910	1,000	None	11,841,797	21,991,910	33,833,707	3,775,531		9/20/2012	300
Sanford	FL		5,788,032	10,748,203	1,000	None	5,788,032	10,749,203	16,537,235	1,845,533		9/20/2012	300
Augusta	GA		4,673,148	9,903,758	2,072	None	4,673,148	9,905,830	14,578,978	1,568,907		1/22/2013	300
Louisville	KY		2,760,000	4,164,146	1,500	None	2,760,000	4,165,646	6,925,646	590,446		6/28/2013	300
Kenner	LA		2,570,000	6,294,719	1,500	None	2,570,000	6,296,219	8,866,219	892,277		6/28/2013	300
Abingdon	MD		8,965,840	16,649,846	1,000	None	8,965,840	16,650,846	25,616,686	2,858,649		9/20/2012	300
Capitol Heights	MD	17,820,000	2,900,000	19,570,396	1,000	None	2,900,000	19,571,396	22,471,396	2,120,401		4/1/2014	300
Columbia	MD		10,208,201	18,958,088	None	None	10,208,201	18,958,088	29,166,289	4,012,795		9/30/2011	300
Nashua	NH		7,204,581	13,379,935	None	None	7,204,581	13,379,935	20,584,516	2,832,086		9/30/2011	300
Clay	NY		6,902,476	12,817,384	1,500	None	6,902,476	12,818,884	19,721,360	2,200,955		9/20/2012	300
Freeport	NY		13,122,718	24,369,763	1,000	None	13,122,718	24,370,763	37,493,481	5,158,791		9/30/2011	300
Yorktown Heights	NY		11,225,391	20,847,154	None	None	11,225,391	20,847,154	32,072,545	4,412,648		9/30/2011	300
Oklahoma City	OK		3,130,000	6,607,526	1,500	None	3,130,000	6,609,026	9,739,026	936,591		6/28/2013	300
Tulsa	OK		3,100,000	6,280,893	1,500	None	3,100,000	6,282,393	9,382,393	890,318		6/28/2013	300
Conshohocken	PA		7,231,557	13,430,034	None	None	7,231,557	13,430,034	20,661,591	2,842,691		9/30/2011	300
Stroudsburg	PA		5,192,837	9,642,340	1,500	None	5,192,837	9,643,840	14,836,677	1,655,906		9/20/2012	300
York	PA		5,433,864	10,090,462	1,000	None	5,433,864	10,091,462	15,525,326	1,732,621		9/20/2012	300
Memphis	TN		4,810,000	4,880,207	None	None	4,810,000	4,880,207	9,690,207	691,363		6/28/2013	300
Nashville	TN		3,750,000	6,190,754	1,500	None	3,750,000	6,192,254	9,942,254	877,548		6/28/2013	300
Amarillo	TX		1,190,000	5,820,158	1,000	None	1,190,000	5,821,158	7,011,158	824,872		6/28/2013	300
El Paso	TX		2,720,000	6,293,142	1,000	None	2,720,000	6,294,142	9,014,142	891,878		6/28/2013	300
Houston	TX		3,410,000	5,759,623	1,500	None	3,410,000	5,761,123	9,171,123	816,472		6/28/2013	300
Jersey Village	TX		3,370,000	5,865,635	1,500	None	3,370,000	5,867,135	9,237,135	831,490		6/28/2013	300
Plano	TX		6,750,000	7,580,624	1,000	None	6,750,000	7,581,624	14,331,624	1,074,272		6/28/2013	300
San Antonio	TX		3,660,000	5,213,163	1,500	None	3,660,000	5,214,663	8,874,663	739,056		6/28/2013	300
San Antonio	TX		3,830,000	5,019,869	1,500	None	3,830,000	5,021,369	8,851,369	711,673		6/28/2013	300
Tyler	TX		1,940,000	4,638,872	1,500	None	1,940,000	4,640,372	6,580,372	657,699		6/28/2013	300
Waco	TX		2,000,000	4,262,780	1,500	None	2,000,000	4,264,280	6,264,280	604,419		6/28/2013	300
Mechanicsville	VA		5,650,222	10,493,270	None	None	5,650,222	10,493,270	16,143,492	1,801,345		9/20/2012	300
Woodbridge	VA		5,659,285	10,509,101	1,000	None	5,659,285	10,510,101	16,169,386	2,224,951		9/30/2011	300

Other
San Diego	CA		5,699,757	22,539,067	513,362	24	5,699,757	23,052,453	28,752,210	1,869,628		9/13/2013	420
San Diego	CA		5,810,243	15,603,737	1,221,722	42,000	5,810,243	16,867,459	22,677,702	1,530,582		9/13/2013	420
Venice	FL		259,686	362,562	59,435	154	259,686	422,151	681,837	310,853		11/26/1996	300
Wichita	KS		289,714	797,856	10,910	16,580	289,714	825,346	1,115,060	601,255		11/23/1998	300
Jackson	MS		405,360	656,296	(124,313)	None	405,360	531,983	937,343	541,245		11/26/1996	300
Meridian	MS		181,156	515,598	131,997	602	181,156	648,197	829,353	509,700		11/26/1996	300
Clementon	NJ		279,851	554,060	78,768	11,821	279,851	644,649	924,500	573,268		9/9/1991	300
Watertown	NY		139,199	-	None	None	139,199	-	139,199	-		8/18/1986	N/A
Virginia Beach	VA		551,588	797,260	60,210	22	551,588	857,492	1,409,080	622,595		2/23/1998	300
Tacoma	WA		198,857	-	None	None	198,857	-	198,857	-		5/29/1984	300
Crest Net Lease			10,925,364	25,144,827	(2,062,608)	17,352	10,925,365	23,099,570	34,024,935	331,752		Various	300

		460,008,250	3,772,301,244	10,089,891,405	35,535,952	6,790,835	3,769,123,272	10,135,396,164	13,904,519,436	2,000,728,517

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.

Realty Income Corporation owns 4,888 single-tenant properties and one corporate headquarters property. Crest Net Lease, Inc. owns 32 properties.

Realty Income Corporation also owns 24 multi-tenant properties located in each of the following cities: El Cajon, CA; Elk Grove, CA; Hanford, CA; San Diego, CA; Danbury, CT; Brandon, FL; Casselberry, FL; Cutler Bay, FL; Deerfield Beach, FL; Columbus, GA; Valdosta, GA; Davenport, IA; Waterloo, IA; Columbia, MD; Fair Grove, MO; Columbus, OH; Edmond, OK; Jackson, TN; Memphis, TN; Cedar Park, TX; Dallas, TX; Fort Worth, TX; The Colony, TX and Virginia Beach, VA.

Note 2.	Includes mortgages payable secured by 127 properties, but excludes unamortized net debt premiums of $6.4 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $13,583,863,859 and for Crest Net Lease, Inc. is $38,063,019.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2016	2015	2014

	Balance at Beginning of Period	12,310,846,785	11,172,348,415	9,918,069,735

	Additions During Period:
	Acquisitions	1,857,783,837	1,279,388,017	1,463,440,724
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(139,341,205)	(63,808,207)	(126,550,939)
	Equipment	0	0	0
	Improvements, Etc.	16,405,486	10,803,029	5,210,401
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	1,495,439	748,126	523,907

	Total Additions	1,736,343,557	1,227,130,965	1,342,624,093

	Deductions During Period:
	Cost of Real Estate sold or disposed of	118,792,948	76,659,381	83,059,172
	Cost of Equipment sold	0	0	0
	Releasing costs	418,772	592,815	732,130
	Other (including Provisions for Impairment)	23,459,186	11,380,399	4,554,113

	Total Deductions	142,670,906	88,632,595	88,345,414

	Balance at Close of Period	13,904,519,436	12,310,846,785	11,172,348,415

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	1,691,963,148	1,390,808,700	1,121,460,394

	Additions During Period - Provision for Depreciation	355,030,226	320,512,807	290,551,867

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	46,264,857	19,358,359	21,203,561

	Balance at Close of Period	2,000,728,517	1,691,963,148	1,390,808,700

Note 6.	In 2016, provisions for impairment were recorded on forty Realty Income properties.
	In 2015, provisions for impairment were recorded on fifteen Realty Income properties.
	In 2014, provisions for impairment were recorded on twelve Realty Income properties.

Note 7.

In accordance with Accounting Standards Codification 410, Asset Retirement and Environmental Obligations, we recorded in aggregate $6,525 in 2016, negative $820,166 in 2015, and $83,532 in 2014 to two buildings for the fair value of legal obligations to perform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.