Form 10-Q
period 2017-03-31
REALTY INCOME CORP
filed 2017-04-26
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017, or

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 273,059,276 shares of common stock outstanding as of April 20, 2017.

REALTY INCOME CORPORATION Index to Form 10-Q
March 31, 2017

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and December 31, 2016
(dollars in thousands, except per share data)

	2017	2016
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,832,452	$3,752,204
Buildings and improvements	10,327,309	10,112,212
Total real estate, at cost	14,159,761	13,864,416
Less accumulated depreciation and amortization	(2,075,711)	(1,987,200)
Net real estate held for investment	12,084,050	11,877,216
Real estate held for sale, net	11,790	26,575
Net real estate	12,095,840	11,903,791
Cash and cash equivalents	27,598	9,420
Accounts receivable, net	103,759	104,584
Acquired lease intangible assets, net	1,108,096	1,082,320
Goodwill	15,036	15,067
Other assets, net	71,857	37,689
Total assets	$13,422,186	$13,152,871

LIABILITIES AND EQUITY
Distributions payable	$57,885	$55,235
Accounts payable and accrued expenses	86,638	121,156
Acquired lease intangible liabilities, net	268,486	264,206
Other liabilities	122,078	85,616
Preferred shares subject to mandatory redemption	408,750	-
Line of credit payable	-	1,120,000
Term loans, net	319,200	319,127
Mortgages payable, net	463,332	466,045
Notes payable, net	4,641,094	3,934,433
Total liabilities	6,367,463	6,365,818

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share, 69,900,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and 16,350,000 issued and outstanding as of December 31, 2016, liquidation preference $25.00 per share	-	395,378
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 273,051,486 shares issued and outstanding as of March 31, 2017 and 260,168,259 shares issued and outstanding as of December 31, 2016	8,987,933	8,228,594
Distributions in excess of net income	(1,952,990)	(1,857,168)
Total stockholders’ equity	7,034,943	6,766,804
Noncontrolling interests	19,780	20,249
Total equity	7,054,723	6,787,053
Total liabilities and equity	$13,422,186	$13,152,871

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2017 and 2016
(dollars in thousands, except per share data) (unaudited)

	Three months ended
	March 31,
	2017	2016
REVENUE
Rental	$285,821	$256,801
Tenant reimbursements	11,229	9,105
Other	975	1,210
Total revenue	298,025	267,116

EXPENSES
Depreciation and amortization	121,097	107,933
Interest	59,305	60,678
General and administrative	13,565	12,318
Property (including reimbursable)	19,075	15,105
Income taxes	1,047	964
Provisions for impairment	5,433	1,923
Total expenses	219,522	198,921
Gain on sales of real estate	10,532	2,289
Net income	89,035	70,484
Net income attributable to noncontrolling interests	(165)	(241)
Net income attributable to the Company	88,870	70,243
Preferred stock dividends	(3,911)	(6,770)
Excess of redemption value over carrying value of preferred shares redeemed	(13,373)	-
Net income available to common stockholders	$71,586	$63,473

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.27	$0.25

Weighted average common shares outstanding:
Basic	263,340,491	250,173,815
Diluted	263,934,304	250,698,023

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2017 and 2016
(dollars in thousands) (unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,035	$70,484
Adjustments to net income:
Depreciation and amortization	121,097	107,933
Amortization of share-based compensation	2,753	2,605
Non-cash revenue adjustments	(1,343)	(3,099)
Amortization of net premiums on mortgages payable	(630)	(1,101)
Amortization of deferred financing costs	2,390	2,200
(Gain) loss on interest rate swaps	(1,330)	5,778
Gain on sales of real estate	(10,532)	(2,289)
Provisions for impairment on real estate	5,433	1,923
Change in assets and liabilities
Accounts receivable and other assets	139	5,081
Accounts payable, accrued expenses and other liabilities	6,119	(53,225)
Net cash provided by operating activities	213,131	136,290
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(374,573)	(313,169)
Improvements to real estate, including leasing costs	(3,749)	(902)
Proceeds from sales of real estate	31,232	11,038
Collection of loans receivable	30	12,428
Restricted escrow deposits for Section 1031 tax-deferred exchanges and pending acquisitions	(18,252)	(4,088)
Net cash used in investing activities	(365,312)	(294,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(162,506)	(147,345)
Cash dividends to preferred stockholders	(6,168)	(6,770)
Borrowings on line of credit	79,000	1,209,000
Payments on line of credit	(1,199,000)	(794,000)
Proceeds from notes and bonds payable issued	711,812	-
Principal payments on mortgages payable	(2,120)	(164,339)
Proceeds from common stock offerings, net	705,012	-
Proceeds from dividend reinvestment and stock purchase plan	56,991	3,512
Proceeds from At-the-Market (ATM) program	-	30,547
Distributions to noncontrolling interests	(631)	(382)
Debt issuance costs	(6,614)	-
Other items, including shares withheld upon vesting	(5,417)	(3,419)
Net cash provided by financing activities	170,359	126,804
Net increase (decrease) in cash and cash equivalents	18,178	(31,599)
Cash and cash equivalents, beginning of period	9,420	40,294
Cash and cash equivalents, end of period	$27,598	$8,695

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

1.                           Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2017, we owned 4,980 properties, located in 49 states and Puerto Rico, containing over 84.0 million leasable square feet.

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

B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $2.1 million at March 31, 2017 and $74,000 at December 31, 2016.

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

E.  In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU is effective for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We plan to use the cumulative effect transition method upon adoption of the standard on January 1, 2018, and do not expect this topic to have a material impact on our consolidated financial statements or the related notes.

In February 2016, FASB issued Topic 842, Leases, which amended Topic 840, Leases.  Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The amendments included in this topic are effective, on a retrospective or modified retrospective basis, for interim and annual periods beginning after December 15, 2018.  We have not yet adopted this topic and are currently evaluating the impact this amendment may have on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, which amends Topic 805, Business Combinations. FASB issued this ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for interim and annual periods beginning after December 15, 2017. We have not yet adopted this topic and are currently evaluating the impact this amendment may have on our consolidated financial statements.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2017	2016
Acquired in-place leases	$1,210,506	$1,164,075
Accumulated amortization of acquired in-place leases	(382,307)	(358,040)
Acquired above-market leases	375,724	365,005
Accumulated amortization of acquired above-market leases	(95,827)	(88,720)
	$1,108,096	$1,082,320

	March 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2017	2016
Restricted escrow deposits	25,327	4,246
Prepaid expenses	16,910	14,406
Insurance proceeds receivable	10,641	300
Credit facility origination costs, net	6,563	7,303
Notes receivable issued in connection with property sales	5,360	5,390
Corporate assets, net	4,864	3,585
Impounds related to mortgages payable	2,074	2,015
Other items	118	444
	$71,857	$37,689

C. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2017	2016
Common stock distributions	$57,799	$52,896
Preferred stock dividends	-	2,257
Noncontrolling interests distributions	86	82
	$57,885	$55,235

D. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2017	2016
Notes payable - interest payable	$42,223	$60,668
Property taxes payable	13,352	16,949
Accrued costs on properties under development	5,163	9,049
Mortgages, term loans, credit line - interest payable and interest rate swaps	3,182	5,432
Shares subject to mandatory redemption - interest payable	1,655	-
Other items	21,063	29,058
	$86,638	$121,156

E. Acquired lease intangible liabilities, net, consist of the	March 31,	December 31,
following (dollars in thousands) at:	2017	2016
Acquired below-market leases	$327,697	$318,926
Accumulated amortization of acquired below-market leases	(59,211)	(54,720)
	$268,486	$264,206

F. Other liabilities consist of the following	March 31,	December 31,
(dollars in thousands) at:	2017	2016
Rent received in advance and other deferred revenue (1)	$110,468	$74,098
Security deposits	6,516	6,502
Capital lease obligations	5,094	5,016
	$122,078	$85,616

(1) In connection with Diageo’s sale of its wine business to Treasury Wine Estates, we agreed to release Diageo from its guarantee of our leases in exchange for Diageo’s payment of $75 million of additional rent to us.  The additional rent was paid in two equal installments, one of which was received in August 2016 for $37.5 million and was recorded as prepaid rent.  The final payment of $37.5 million was received in January 2017, at which time Treasury Wine Estates became the guarantor of our leases on those properties.  We have accounted for this transaction as a lease modification and the additional rent will be recognized on a straight-line basis over the remaining lease terms of approximately 15 years.

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions During the First Three Months of 2017 and 2016

During the first three months of 2017, we invested $370.7 million in 60 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.1%. The 60 new properties and properties under development or expansion are located in 18 states, will contain approximately 1.5 million leasable square feet, and are 100% leased with a weighted average lease term of 16.4 years. The tenants occupying the new properties operate in 13 industries and the property types consist of 98.7% retail and 1.3% industrial, based on rental revenue.  None of our investments during 2017 caused any one tenant to be 10% or more of our total assets at March 31, 2017.

The $370.7 million invested during the first three months of 2017 was allocated as follows: $108.7 million to land, $209.5 million to buildings and improvements, $53.9 million to intangible assets related to leases, and  $1.4 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2017 generated total revenues of $688,000 and net income of $217,000.

Of the $370.7 million we invested during the first three months of 2017, $365.7 million of the purchase price allocation is based on a preliminary measurement of fair value and is subject to change. Additionally, $351.6 million invested in the fourth quarter of 2016 is based on a preliminary measurement of fair value and is subject to change. The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2017. During the first three months of 2017, we finalized the purchase price allocations for $417.9 million invested in the fourth quarter of 2016. There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first three months of 2016, we invested $352.6 million in 103 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.6%. The 103 new properties and properties under development or expansion are located in 31 states, contain approximately 1.7 million leasable square feet, and are 100% leased with a weighted average lease term of 15.8 years. The tenants occupying the new properties operate in 18 industries and the property types consisted of 85.7% retail and 14.3% industrial, based on rental revenue.

The $352.6 million invested during the first three months of 2016 was allocated as follows: $102.2 million to land, $243.1 million to buildings and improvements, $10.0 million to intangible assets related to leases, and  $2.0 million to intangible liabilities related to leases and other assumed liabilities. We also recorded mortgage premiums of $692,000. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2016 generated total revenues of $1.1 million and net income of $408,000 for the three months ended March 31, 2016.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $370.7 million we invested during the first three months of 2017, $5.0 million was invested in nine properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.7%. Of the $352.6 million we invested during the first three months of 2016, $52.1 million was invested in 23 properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.8%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $131,000 and $24,000 were recorded to general and administrative expense on our consolidated statements of income during the first three months of 2017 and 2016, respectively.

C.           Investments in Existing Properties

During the first three months of 2017, we capitalized costs of $3.4 million on existing properties in our portfolio, consisting of $410,000 for re-leasing costs, $341,000 for recurring capital expenditures and $2.6 million for non-recurring building improvements. In comparison, during the first three months of 2016, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $191,000 for re-leasing costs, $72,000 for recurring capital expenditures and $1.0 million for non-recurring building improvements.

D.          Properties with Existing Leases

Of the $370.7 million we invested during the first three months of 2017, approximately $321.7 million was used to acquire 35 properties with existing leases.  In comparison, of the $352.6 million we invested during the first three months of 2016, approximately $26.8 million was used to acquire four properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first three months of 2017 and 2016 were $24.8 million and $22.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2017 and 2016 were $2.4 million and $2.1 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2017 (in thousands):

	Net increase	Increase to
	(decrease) to	amortization
	rental revenue	expense
2017	$(7,724)	$75,038
2018	(10,063)	97,739
2019	(9,084)	87,481
2020	(8,315)	81,997
2021	(7,038)	73,768
Thereafter	30,813	412,176
Totals	$(11,411)	$828,199

5.                           Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, which replaced our $1.5 billion credit facility that was scheduled to expire in May 2016. The initial term of our credit facility expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of March 31, 2017 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2017, credit facility origination costs of $6.6 million are included in other assets, net on our consolidated balance sheet. These costs are being amortized over the remaining term of our credit facility.

At March 31, 2017, we had a borrowing capacity of $2.0 billion available on our credit facility (subject to customary conditions to borrowing) and no outstanding balance, as compared to an outstanding balance of $1.12 billion at December 31, 2016.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.7% during the first three months of 2017 and 1.5% during the first three months of 2016. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2017, we were in compliance with the covenants on our credit facility.

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

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan maturing January 2018.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 1.20%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.15%.

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $800,000 at March 31, 2017, and $873,000 at December 31, 2016, is included within term loans, net on our consolidated balance sheets.

7.     Mortgages Payable

During the first three months of 2017, we made $2.1 million in principal payments. No mortgages were assumed during the first three months of 2017.

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

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2017, we remain in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $286,000 at March 31, 2017 and $324,000 at December 31, 2016. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2017 and December 31, 2016, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
3/31/17	127	4.9%	4.3%	3.7	$457,888	$5,444	$463,332
12/31/16	127	4.9%	4.3%	4.0	$460,008	$6,037	$466,045

(1) At March 31, 2017 and December 31, 2016, there were 36 mortgages on 127 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for six mortgages on 15 properties totaling $74.0 million at March 31, 2017 and December 31, 2016, including net unamortized discounts. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $38.2 million at March 31, 2017 and December 31, 2016.

(2) Stated interest rates ranged from 2.6% to 6.9% at March 31, 2017, while stated interest rates ranged from 2.4% to 6.9% at December 31, 2016.

(3) Effective interest rates ranged from 2.8% to 8.7% at March 31, 2017, while effective interest rates ranged from 2.5% to 8.8% at December 31, 2016.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $5.7 million and deferred finance costs of $286,000, as of March 31, 2017 (dollars in millions):

Year of Maturity	Principal
2017	$101.1
2018	21.9
2019	42.3
2020	82.4
2021	66.9
Thereafter	143.3
Totals	$457.9

8.                           Notes Payable

A. General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,
	2017	2016
5.375% notes, issued in September 2005 and due in September 2017	175	175
2.000% notes, issued in October 2012 and due in January 2018	350	350
6.750% notes, issued in September 2007 and due in August 2019	550	550
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, issued in October 2012 and due in October 2022	450	450
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, all of which are due in October 2026	650	250
3.000% notes, issued in October 2016 and due in January 2027	600	600
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, all of which are due in March 2035	250	250
4.650% notes, issued in March 2017 and due in March 2047	300	-
Total principal amount	4,675	3,975
Unamortized original issuance discounts and deferred financing costs	(34)	(41)
	$4,641	$3,934

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2017, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2017	$175
2018	350
2019	550
2020	-
2021	250
Thereafter	3,350
Totals	$4,675

As of March 31, 2017, the weighted average interest rate on our notes and bonds payable was 4.4% and the weighted average remaining years until maturity was 8.1 years.

B. Note Issuances

In March 2017, we issued $300 million of 4.650% senior unsecured notes due 2047, or the 2047 Notes, and $400 million of 4.125% senior unsecured notes due 2026, or the 2026 Notes. The public offering price for the 2047 Notes was 99.97% of the principal amount for an effective yield to maturity of 4.65%. The public offering price for the 2026 Notes was 102.98% of the principal amount for an effective yield to maturity of 3.75%. The 2026 Notes constituted a further issuance of, and formed a single series with, the $250 million aggregate principal amount of senior notes due 2026, issued in September 2014. The net proceeds of approximately $705.2 million from the offerings were used to repay borrowings outstanding under our credit facility to fund investment opportunities, and for other general corporate purposes.

9.     Redemption of Preferred Stock

In March 2017, we issued an irrevocable notice of redemption for all 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock for $25 per share, plus accrued dividends. The redemption occurred in        April 2017. The issuance of the redemption notice prior to the end of the quarter required us to reclassify  $408.8 million of preferred stock from stockholders’ equity to liabilities on our consolidated balance sheet at March 31, 2017. These shares subject to mandatory redemption are presented at fair value. We incurred a charge of $13.4 million, representing the Class F preferred stock original issuance costs that we paid in 2012.

10.     Equity

A.   Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.7 million, the net proceeds of $705.0 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first three months of 2017, we issued 966,557 shares and raised approximately $57.0 million under the DRSPP.  During the first three months of 2016, we issued 61,458 shares and raised approximately $3.5 million under the DRSPP.  From the inception of the DRSPP through March 31, 2017, we have issued 13,836,446 shares and raised approximately $650.2 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. We did not issue shares under the waiver approval process during the first three months of 2016.

C.           At-the-Market (ATM) Program

Through our “at-the-market” equity distribution program, or our ATM program, we can offer and sell up to 12,000,000 shares of common stock. The shares of common stock may be sold to, or through, a consortium of banks acting as our sales agents either by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. We did not issue any shares under the ATM program during the first three months of 2017.  During the first three months of 2016, we issued 500,000 shares and raised approximately $30.5 million under the ATM program. From the inception of our ATM program through March 31, 2017, we have issued 3,493,441 shares and raised $203.1 million.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At March 31, 2017, the remaining units from this issuance represent a 0.4% ownership in Realty Income, L.P.  We hold the remaining 99.6% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate joint ventures. We are the managing member of each of these joint ventures, and possess the ability to control the business and manage the affairs of these entities. At March 31, 2017, we and our subsidiaries held 92.4% and 74% interests, respectively, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2017 (dollars in thousands):

	Tau Operating	Realty Income, L.P.	Other Noncontrolling
	Partnership units(1)	units(2)	Interests	Total
Carrying value at December 31, 2016	$13,405	$2,216	$4,628	$20,249
Distributions	(200)	(56)	(378)	(634)
Allocation of net income	65	64	36	165
Carrying value at March 31, 2017	$13,270	$2,224	4,286	$19,780

(1)     317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of March 31, 2017 and December 31, 2016.

(2)     534,546 Realty Income, L.P. units were issued on June 27, 2013, and 88,182 remain outstanding as of March 31, 2017 and December 31, 2016.

During the first quarter of 2016, we adopted ASU 2015-02, which amends Topic 810, Consolidation.  This ASU amended the criteria used to evaluate whether an entity is a variable interest entity, or VIE, resulting in the conclusion that all limited partnerships are considered VIEs, unless substantive kick-out rights or participating rights exist.  Accordingly, we determined that both Tau Operating Partnership and Realty Income, L.P. are VIEs. We have also concluded that we are the primary beneficiary of these VIEs, based on our controlling financial interests.  We evaluated the minority unitholder rights noting that they do not hold substantive kick-out rights or participating rights.  These conclusions did not result in changes to our historical accounting for these partnerships.  Below is a summary of selected financial data of consolidated VIEs, including the joint ventures acquired during 2016, for which we are the primary beneficiary included in the consolidated balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Net real estate	$2,996,473	$3,040,903
Total assets	3,464,114	3,499,481
Total debt	250,002	251,047
Total liabilities	355,600	364,797

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

	Carrying value per	Estimated fair
At March 31, 2017	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.5
Mortgages payable assumed in connection with acquisitions, net	463.3	465.9
Notes and bonds payable, net	4,641.1	4,845.8

	Carrying value per	Estimated fair
At December 31, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.5
Mortgages payable assumed in connection with acquisitions, net	466.0	468.7
Notes and bonds payable, net	3,934.4	4,143.3

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

We record interest rate swaps on the consolidated balance sheet at fair value. At March 31, 2017, interest rate swaps in a liability position valued at $1.0 million were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $210,000 were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

13.                    Gain on Sales of Real Estate

During the first three months of 2017, we sold 14 properties for $31.2 million, which resulted in a gain of $10.5 million. During the first three months of 2016, we sold 11 properties for $11.0 million, which resulted in a gain of $2.3 million.

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

For the first three months of 2017, we recorded total provisions for impairment of $5.4 million on five properties classified as held for sale, three properties classified as held for investment, and one sold property in a total of five industries. For the first three months of 2016, we recorded total provisions for impairment of $1.9 million on eight sold properties in a total of seven industries.

15.                    Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first three months of 2017 and 2016:

Month	2017	2016
January	$0.2025	$0.1910
February	0.2105	0.1985
March	0.2105	0.1985

Total	$0.6235	$0.5880

At March 31, 2017, a distribution of $0.211 per common share was payable and was paid in April 2017.

B.                         Class F Preferred Stock

Prior to the notice of redemption of the Class F preferred stock in March 2017, dividends of $0.101215 per share were paid monthly in arrears on the Class F preferred stock.  During each of the first three months of 2017 and 2016, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or    $3.9 million, and $6.8 million, respectively, and at March 31, 2017, a final monthly dividend of $0.101215 per share was payable and was paid in April 2017. As discussed in note 9, during April 2017 we redeemed all 16,350,000 shares for $25 per share, plus accrued dividends. Dividends that accrued subsequent to the March 2017 notice of redemption date for the Class F preferred stock were recorded to interest expense.

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

	Three months ended
	March 31,
	2017	2016
Weighted average shares used for the basic net income per share computation	263,340,491	250,173,815
Incremental shares from share-based compensation	276,791	207,186
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022
Weighted average shares used for diluted net income per share computation	263,934,304	250,698,023
Unvested shares from share-based compensation that were anti-dilutive	58,887	400
Weighted average partnership common units convertible to common shares that were anti-dilutive	88,182	330,045

17.                    Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $75.6 million in the first three months of 2017 and $84.1 million in the first three months of 2016.

Interest capitalized to properties under development was $190,000 in the first three months of 2017 and $126,000 the first three months of 2016.

Cash paid for income taxes was $2.5 million in the first three months of 2017 and $1.6 million the first three months of 2016.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.                         During the first three months of 2017, we removed the net book value of two damaged buildings from our consolidated balance sheet, and recorded net receivables of  $10.6 million in anticipation of receiving insurance proceeds for these properties.

B.                         During the first three months of 2016, we assumed mortgages payable to third-party lenders of $32.5 million, and recorded $692,000 of net premiums.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2017	2016
Segment net real estate:
Apparel	$ 173,999	$ 175,418
Automotive service	205,607	152,220
Automotive tire services	251,650	238,151
Beverages	292,377	293,447
Child care	48,604	49,584
Convenience stores	1,041,436	1,050,285
Dollar stores	1,111,511	1,120,896
Drug stores	1,529,785	1,541,846
Financial services	403,931	408,228
General merchandise	247,193	248,040
Grocery stores	679,524	464,359
Health and fitness	807,317	823,697
Home improvement	309,905	311,459
Motor vehicle dealerships	209,588	197,713
Restaurants-casual dining	499,380	511,863
Restaurants-quick service	571,215	574,532
Theaters	365,757	370,732
Transportation services	791,483	796,717
Wholesale club	436,306	439,557
28 other non-reportable segments	2,119,272	2,135,047
Total segment net real estate	12,095,840	11,903,791

Intangible assets:
Apparel	42,704	43,786
Automotive service	36,905	33,160
Automotive tire services	11,115	11,533
Beverages	2,216	2,280
Convenience stores	14,004	14,372
Dollar stores	49,853	51,249
Drug stores	179,784	182,981
Financial services	28,551	29,749
General merchandise	43,975	43,248
Grocery stores	102,491	65,412
Health and fitness	62,202	63,574
Home improvement	47,434	49,932
Motor vehicle dealerships	34,412	25,032
Restaurants-casual dining	21,563	22,058
Restaurants-quick service	42,606	43,356
Theaters	12,860	13,822
Transportation services	98,001	101,664
Wholesale club	31,941	32,723
Other non-reportable segments	245,479	252,389

Goodwill:
Automotive service	439	440
Automotive tire services	862	862
Child care	4,945	4,945
Convenience stores	2,004	2,008
Restaurants-casual dining	2,094	2,107
Restaurants-quick service	1,068	1,068
Other non-reportable segments	3,624	3,637
Other corporate assets	203,214	151,693
Total assets	$13,422,186	$ 13,152,871

Revenue for the three months ended March 31,	2017	2016
Segment rental revenue:
Apparel	$ 4,966	$ 4,875
Automotive service	5,543	4,677
Automotive tire services	7,159	7,264
Beverages	7,758	6,404
Child care	5,487	5,092
Convenience stores	28,303	22,864
Dollar stores	22,752	22,595
Drug stores	31,631	28,421
Financial services	7,159	4,313
General merchandise	5,361	4,259
Grocery stores	10,162	7,645
Health and fitness	21,605	21,304
Home improvement	6,919	6,054
Motor vehicle dealerships	6,736	4,214
Restaurants-casual dining	10,890	9,835
Restaurants-quick service	14,336	12,794
Theaters	13,344	13,449
Transportation services	15,388	13,091
Wholesale club	9,413	9,370
28 other non-reportable segments	50,909	48,281
Total rental revenue	285,821	256,801
Tenant reimbursements	11,229	9,105
Other revenue	975	1,210
Total revenue	$ 298,025	$ 267,116

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.8 million during the first three months of 2017 and $2.6 million during the first three months of 2016.

A.   Restricted Stock

During the first three months of 2017, we granted 114,118 shares of common stock under the 2012 Plan. 72,626 of these shares vest over a four-year service period, and the remaining 41,492 shares vest over a five-year service period.

As of March 31, 2017, the remaining unamortized share-based compensation expense related to restricted stock totaled $23.8 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares and Restricted Stock Units

During the first three months of 2017, we granted 111,637 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first three months of 2017, we also granted 10,191 restricted stock units of which 6,161 vest over a four-year service period, and the remaining 4,030 vest over a five-year service period. These restricted stock units have the same economic rights as shares of restricted stock.

As of March 31, 2017, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $12.5 million.  The fair value of the performance share was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

20.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2017, we had commitments of $5.0 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2017, we had committed $67.1 million under construction contracts, which is expected to be paid in the next twelve months.

21.                    Subsequent Events

In April 2017, we declared a dividend of $0.211 per share to our common stockholders, which will be paid in May 2017.

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016.

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

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time.  The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with regional and national commercial tenants.  The company has in-house acquisition, portfolio management, asset management, real estate research, credit research, legal, finance and accounting, information technology, and capital markets capabilities.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 48 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At March 31, 2017, we owned a diversified portfolio:

•                  Of 4,980 properties;

•                  With an occupancy rate of 98.3%, or 4,897 properties leased and 83 properties available for lease;

•                  Leased to 250 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 84.0 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,880 square feet; approximately 11,610 square feet per retail property and 221,920 square feet per industrial property.

Of the 4,980 properties in the portfolio, 4,956, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2017, of the 4,956 single-tenant properties, 4,873 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.7 years.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of March 31, 2017, consisted of 4,980 properties located in 49 states and Puerto Rico, leased to 250 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.1% of our rental revenue for the quarter ended March 31, 2017.

Investment Strategy

Our investment strategy is to acquire real estate leased to regional and national tenants. When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

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

•                  Properties that are located within attractive demographic areas relative to the business of our tenants, generally fungible, and have good visibility and easy access to major thoroughfares;

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through the selection of prime real estate locations supported by superior service, quality control, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at March 31, 2017 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-

retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns.

Underwriting Strategy

In order to be considered for acquisition, properties must meet stringent underwriting requirements. We have established a four-part analysis that examines each potential investment based on:

•                  The aforementioned overall real estate characteristics, including demographics, replacement cost and comparative rental rates;

•                  Industry, tenant (including credit profile), and market conditions;

•                  Store profitability for retail locations if profitability data is available; and

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

Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same tenant in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of the tenants’ individual locations and considering whether to proactively sell locations that meet our criteria for disposition.

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 45% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At March 31, 2017, our top 20 tenants represent approximately 53% of our annualized revenue and nine of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

Portfolio and Asset Management Strategy

In addition to pursuing new properties for investment, we seek to increase earnings and distributions to stockholders through active portfolio and asset management.

Generally, our portfolio and asset management efforts seek to achieve:

•                  Rent increases at the expiration of existing leases, when market conditions permit;

•                  Optimum exposure to certain tenants, industries, and markets through re-leasing vacant properties and selectively selling properties;

•                  Maximum asset-level returns on properties that are re-leased or sold;

•                  Additional value creation from the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and

•                  Investment opportunities in new asset classes for the portfolio.

We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries, and the real estate locations in which we have invested.  We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality.  Our active portfolio and asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:

•                  Generate higher returns;

•                  Enhance the credit quality of our real estate portfolio;

•                  Extend our average remaining lease term; and/or

•                  Decrease tenant, industry, or geographic concentration.

At March 31, 2017, we classified 13 properties with a carrying amount of $11.8 million as held for sale on our balance sheet. For 2017, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2017 at our estimated values or be able to invest the property sale proceeds in new properties.

The active management of the portfolio is an essential component of our long-term strategy of maintaining high occupancy. Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 48-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2017.  As of April 2017, we have paid 78 consecutive quarterly dividend increases and increased the dividend 91 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2017 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2016	Jan 2017	$0.2025	$0.0005
2nd increase	Jan 2017	Feb 2017	$0.2105	$0.0080
3rd increase	Mar 2017	Apr 2017	$0.2110	$0.0005

The dividends paid per share during the first three months of 2017 totaled approximately $0.624, as compared to approximately $0.588 during the first three months of 2016, an increase of $0.036, or 6.1%.

The monthly dividend of $0.211 per share represents a current annualized dividend of $2.532 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $59.53 on March 31, 2017. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the First Three Months of 2017

During the first three months of 2017, we invested $370.7 million in 60 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.1%. The 60 new properties and properties under development or expansion are located in 18 states, will contain approximately 1.5 million leasable square feet, and are 100% leased with a weighted average lease term of 16.4 years. The tenants occupying the new properties operate in 13 industries and the property types are 98.7% retail and 1.3% industrial, based on rental revenue.  During the first three months of 2017, none of our real estate investments caused any one tenant to be 10% or more of our total assets at March 31, 2017.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $370.7 million we invested during the first three months of 2017, $5.0 million was invested in nine properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.7%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At March 31, 2017, we had 83 properties available for lease out of 4,980 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio. Since December 31, 2016, when we reported 84 properties available for lease out of 4,944 and a 98.3% occupancy rate, we:

•                  Had 60 lease expirations (including leases rejected in bankruptcy);

•                  Re-leased 49 properties; and

•                  Sold 12 vacant properties.

Of the 49 properties re-leased during the first three months of 2017, 46 properties were re-leased to existing tenants, and three were re-leased to new tenants after a period of vacancy.  The annual rent on these 49 leases was $8,007,000, as compared to the previous rent on these same properties of $7,731,000, which represents a rent recapture rate of 103.6% on the properties re-leased during the first three months of 2017.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At March 31, 2017, our average annualized rental revenue was approximately $13.73 per square foot on the 4,897 leased properties in our portfolio.  At March 31, 2017, we classified 13 properties with a carrying amount of $11.8 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, they are not reported as discontinued operations. The expected sale of these properties is consistent with our active disposition efforts to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties

In the first three months of 2017, we capitalized costs of $3.4 million on existing properties in our portfolio, consisting of $410,000 for re-leasing costs, $341,000 for recurring capital expenditures, and $2.6 million for non-recurring building improvements. In the first three months of 2016, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $191,000 for re-leasing costs, $72,000 for recurring capital expenditures and $1.0 million for non-recurring building improvements. We define recurring capital expenditures as mandatory and recurring landlord capital obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extends the useful life of the property.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

Note Issuance

In March 2017, we issued $300 million of 4.650% senior unsecured notes due 2047, or the 2047 Notes, and $400 million of 4.125% senior unsecured notes due 2026, or the 2026 Notes. The public offering price for the 2047 Notes was 99.97% of the principal amount for an effective yield to maturity of 4.65%. The public offering price for the 2026 Notes was 102.98% of the principal amount for an effective yield to maturity of 3.75%. The 2026 Notes constituted a further issuance of, and formed a single series with, the $250 million aggregate principal amount of senior notes due 2026, issued in September 2014. The net proceeds of approximately $705.2 million from the offerings were used to repay borrowings outstanding under our credit facility to fund investment opportunities and for other general corporate purposes.

Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.7 million, the net proceeds of $705.0 million were used to repay borrowings under our credit facility.

Redemption of Preferred Stock

In March 2017, we issued an irrevocable notice of redemption for all 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock for $25 per share, plus accrued dividends.  The redemption occurred in April 2017. The issuance of the redemption notice prior to the end of the quarter required us to reclassify $408.8 million of preferred stock from stockholders’ equity to liabilities on our consolidated balance sheet at March 31, 2017. These shares subject to mandatory redemption are presented at fair value.  We incurred a non-cash charge of $13.4 million. This charge is for the excess of redemption value over the carrying value and represents the Class F preferred stock original issuance costs that were paid in 2012.

Net Income Available to Common Stockholders

Net income available to common stockholders was $71.6 million in the first three months of 2017, as compared to $63.5 million in the first three months of 2016, an increase of $8.1 million. On a diluted per common share basis, net income was $0.27 in the first three months of 2017, as compared to $0.25 in the first three months of 2016, an increase of $0.02, or 8.0%.

Net income and funds from operations available to common stockholders per share for the quarter ended  March 31, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 per share. This charge is for the excess in redemption value over the carrying value of the Class F preferred stock and represents the original issuance cost that was paid in 2012.

Net income and funds from operations available to common stockholders for the first three months of 2017 was impacted by a non-cash gain of $1.3 million, or $0.005 net income per share, resulting from fair value adjustments on our interest rate swaps. Net income available to common stockholders for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 net income per share, resulting from fair value adjustments on our interest rate swaps. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2017 were $10.5 million, as compared to gains from the sale of properties of $2.3 million during the first three months of 2016.

Funds from Operations Available to Common Stockholders (FFO)

In the first three months of 2017, our FFO increased by $16.6 million, or 9.7%, to $187.2 million, as compared to $170.6 million in the first three months of 2016.  On a diluted per common share basis, FFO was $0.71 in the first three months of 2017, compared to $0.68 in the first three months of 2016, an increase of $0.03, or 4.4%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2017, our AFFO increased by $25.4 million, or 14.4%, to $201.3 million versus $175.9 million in the first three months of 2016. On a diluted per common share basis, our AFFO was $0.76 in the first three months of 2017, compared to $0.70 in the first three months of 2016, an increase of $0.06, or 8.6%.

See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy

Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2017, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings, as well as our mandatorily redeemable preferred shares of $408.8 million, were $5.86 billion, or approximately 26.5% of our total market capitalization of $22.14 billion.

We define our total market capitalization at March 31, 2017 as the sum of:

•                  Shares of our common stock outstanding of 273,051,486, plus total common units outstanding of 405,204, multiplied by the last reported sales price of our common stock on the NYSE of $59.53 per share on March 31, 2017, or $16.28 billion;

•                  Aggregate liquidation value (par value of $25.00 per share) of the Class F preferred stock of $408.8 million;

•                  Outstanding mortgages payable of $457.9 million, excluding net mortgage premiums of $5.7 million and deferred financing costs of $286,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $800,000; and

•                  Outstanding senior unsecured notes and bonds of $4.68 billion, excluding unamortized original issuance discounts of $7.5 million and deferred financing costs of $26.4 million.

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

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  We did not issue any shares under the ATM program during the first three months of 2017.

Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.7 million, the net proceeds of $705.0 million were used to repay borrowings under our credit facility.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued.  Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2017, we issued 966,557 shares and raised approximately $57.0 million under our DRSPP, of which we issued 927,695 shares and raised $54.7 million under the waiver approval process.

$2.0 Billion Revolving Credit Facility

In June 2015, we entered into a $2.0 billion unsecured revolving credit facility, or our credit facility, that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of March 31, 2017 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2017, we had a borrowing capacity of $2.0 billion available on our credit facility and no outstanding balance. The weighted average interest rate on borrowings during the first three months of 2017 was 1.7% per annum. We must comply with various financial and other covenants in our credit facility.  At March 31, 2017, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Term Loans

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing June 30, 2020.  Borrowing under this term loan bears interest at LIBOR, plus 0.95%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.67%.

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

Mortgage Debt

As of March 31, 2017, we had $457.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at March 31, 2017, we had net premiums totaling $5.7 million on these mortgages and deferred financing costs of $286,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first three months of 2017, we made $2.1 million in principal payments.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2017, sorted by maturity date (dollars in millions):

5.375% notes, issued in September 2005 and due in September 2017	$175
2.000% notes, issued in October 2012 and due in January 2018	350
6.750% notes, issued in September 2007 and due in August 2019	550
5.750% notes, issued in June 2010 and due in January 2021	250
3.250% notes, issued in October 2012 and due in October 2022	450
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, all of which are due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, all of which are due in March 2035	250
4.650% notes, issued in March 2017 and due in March 2047	300
Total principal amount	$4,675
Unamortized original issuance discounts and deferred financing costs	(34)
4,641

In March 2017, we issued $300 million of the 2047 Notes, and $400 million of the 2026 Notes. The public offering price for the 2047 Notes was 99.97% of the principal amount for an effective yield to maturity of 4.65%. The public offering price for the 2026 Notes was 102.98% of the principal amount for an effective yield to maturity of 3.75%. The 2026 Notes constitutes a further issuance of, and formed a single series with, the $250 million aggregate principal amount of senior notes due 2026, issued in September 2014. The net proceeds of approximately $705.2 million from this offering were used to repay borrowings outstanding under our credit facility to fund potential investment opportunities and for other general corporate purposes.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2017. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2017 are:

Note Covenants	Required	Actual

Limitation on incurrence of total debt	< 60% of adjusted assets	40.9%
Limitation on incurrence of secured debt	< 40% of adjusted assets	3.3%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.1x
Maintenance of total unencumbered assets	> 150% of unsecured debt	250.0%

(1) This covenant is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2016, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2016, nor does it purport to reflect our debt service coverage ratio for any future period.  The following is our calculation of debt service coverage at March 31, 2017 (in thousands, for trailing twelve months):

Net income attributable to the Company	$334,198
Plus: interest expense	209,816
Plus: provision for taxes	3,345
Plus: depreciation and amortization	463,107
Plus: provisions for impairment	24,174
Plus: pro forma adjustments	66,666
Less: gain on sales of real estate	(30,222)
Income available for debt service, as defined	$1,071,084
Total pro forma debt service charge	$260,457
Debt service coverage ratio (1)	4.1
Pro forma debt service coverage ratio (1)	4.5

(1) The debt service coverage ratio calculation includes annualized interest expense for the mandatorily redeemable Class F preferred stock in accordance with the requirements of our note covenants. The pro forma debt service coverage ratio assumes that the redemption of the Class F preferred stock occurred on March 31, 2017 using available cash and borrowings on our line of credit. The pro forma debt service coverage ratio assumes annualized interest expense on our line of credit at the rate available to us on March 31, 2017.

Fixed Charge Coverage Ratio

Fixed charge coverage ratio is calculated in exactly the same manner as the debt service coverage ratio, except that preferred stock dividends are also added to the denominator.  Similar to debt service coverage ratio, we consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculations of both debt service and fixed charge coverage ratios may be different from the calculations used by other companies and, therefore, comparability may be limited.  The presentation of debt service and fixed charge coverage ratios should not be considered as alternatives to any U.S. GAAP operating performance measures.  Below is our calculation of fixed charges at March 31, 2017 (in thousands, for the trailing twelve months):

Income available for debt service, as defined	$1,071,084
Pro forma debt service charge plus preferred stock dividends	$260,457
Fixed charge coverage ratio (1)	4.1
Pro forma fixed charge coverage ratio (1)	4.5

(1) The fixed charge coverage ratio calculation includes annualized interest expense for the mandatorily redeemable Class F preferred stock in accordance with the requirements of our note covenants. The pro forma fixed charge coverage ratio assumes that the redemption of the Class F preferred stock occurred on March 31, 2017 using available cash and borrowings on our line of credit. The pro forma fixed charge coverage ratio assumes annualized interest expense on our line of credit at the rate available to us on March 31, 2017.

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2017, we had cash and cash equivalents totaling $27.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2017, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of March 31, 2017, the facility interest rate as of March 31, 2017 was LIBOR plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of March 31, 2017 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2017	$-		$175.0		$-		$101.1		$172.7		$1.2		$10.1		$72.1		$532.2
2018	-		350.0		70.0		21.9		209.5		1.6		13.4		-		666.4
2019	-		550.0		-		42.3		194.3		1.5		13.3		-		801.4
2020	-		-		250.0		82.4		167.4		1.4		13.1		-		514.3
2021	-		250.0		-		66.9		145.7		1.2		12.8		-		476.6
Thereafter	-		3,350.0		-		143.3		876.4		22.1		106.6		-		4,498.4
Totals	$-		$4,675.0		$320.0		$457.9		$1,766.0		$29.0		$169.3		$72.1		$7,489.3

(1) The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2) Excludes non-cash original issuance discounts recorded on notes payable. The unamortized balance of the original issuance discounts at March 31, 2017 is $7.5 million. Also excludes deferred financing costs of $26.4 million.

(3) Excludes deferred financing costs of $800,000.

(4) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2017, is $5.7 million. Also excludes deferred financing costs of $286,000.

(5) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of March 31, 2017 through their respective maturity dates.

(6) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8) “Other” consists of $67.1 million of commitments under construction contracts and $5.0 million of commitments for tenant improvements and leasing costs.

In March 2017, we issued an irrevocable notice of redemption for all 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock for $25 per share, plus accrued dividends. The redemption occurred in        April 2017. The issuance of the redemption notice prior to the end of the quarter required us to reclassify preferred stock from stockholders’ equity to liabilities on our consolidated balance sheet at March 31, 2017.

Our credit facility, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

No Unconsolidated Investments

We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Dividend Policy

Distributions are paid monthly to holders of shares of our common stock. Prior to the redemption of our Class F preferred stock in April 2017, distributions were paid monthly to holders of shares of our Class F preferred stock, in each case, if, and when, declared by our Board of Directors.

Distributions are paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P. and Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2016, our cash distributions to preferred and common stockholders totaled $637.6 million, or approximately 129.2% of our estimated taxable income of $493.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first three months of 2017 totaled $162.5 million, representing 80.7% of our adjusted funds from operations available to common stockholders of $201.3 million. In comparison, our 2016 cash distributions to common stockholders totaled $610.5 million, representing 82.9% of our adjusted funds from operations available to common stockholders of $736.4 million.

Prior to the redemption of our Class F preferred stock in April 2017, the Class F preferred stockholders received cumulative distributions at a rate of 6.625% per annum on the $25 per share liquidation preference (equivalent to $1.65625 per annum per share).

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 21.5% of the distributions to our common stockholders, made or deemed to have been made in 2016, were classified as a return of capital for federal income tax purposes. We estimate that in 2017, between 15% and 25% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following is a comparison of our results of operations for the three months ended March 31, 2017, to the three months ended March 31, 2016.

Rental Revenue

Rental revenue was $285.8 million for the first three months of 2017, as compared to $256.8 million for the first three months of 2016, an increase of $29.0 million, or 11.3%. The increase in rental revenue in the first three months of 2017 compared to the first three months of 2016 is primarily attributable to:

•                  The 50 properties (1.1 million square feet) we acquired in the first three months of 2017, which generated $686,000 of rent in the first three months of 2017;

•                  The 475 properties (7.6 million square feet) we acquired in 2016, which generated $28.5 million of rent in the first three months of 2017, compared to $878,000 in the first three months of 2016, an increase of $27.6 million; and

•                  Same store rents generated on 4,322 properties (73.8 million square feet) during the first three months of 2017 and 2016, increased by $4.05 million, or 1.6%, to $250.24 million from $246.19 million; partially offset by

•                  A net decrease in straight-line rent and other non-cash adjustments to rent of $358,000 in the first three months of 2017 as compared to the first three months of 2016;

•                  A net decrease of $2.3 million relating to properties sold in the first three months of 2017 and during 2016; and

•                  A net decrease of $719,000 relating to the aggregate of (i) rental revenue from properties (124 properties comprising 1.7 million square feet) that were available for lease during part of 2017 or 2016, (ii) rental revenue for seven properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $3.0 million in the first three months of 2017, compared to $3.7 million in the first three months of 2016.

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

Of the 4,980 properties in the portfolio at March 31, 2017, 4,956, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 4,956 single-tenant properties, 4,873, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.7 years at March 31, 2017. Of our 4,873 leased single-tenant properties, 4,343 or 89.1% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $3.4 million in the first three months of 2017 and $1.7 million in the first three months of 2016.  We anticipate percentage rent to be less than 1% of rental revenue in 2017.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2017, our portfolio of 4,980 properties was 98.3% leased with 83 properties available for lease, as compared to 98.3% leased, with 84 properties available for lease at December 31, 2016, and 97.8% leased with 101 properties available for lease at March 31, 2016. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $11.2 million in the first three months of 2017, compared to $9.1 million in the first three months of 2016.  The increase in tenant reimbursements is primarily due to our increase in acquisitions.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $975,000 in the first three months of 2017, compared to $1.2 million in the first three months of 2016.

Depreciation and Amortization

Depreciation and amortization was $121.1 million for the first three months of 2017, compared to $107.9 million for the first three months of 2016. The increase in depreciation and amortization in the first three months of 2017 was primarily due to the acquisition of properties in 2016 and the first three months of 2017, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2017	2016
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$56,058	$53,169
Credit facility commitment fees	750	758
Amortization of credit facility origination costs and deferred financing costs	2,313	2,123
(Gain) loss on interest rate swaps	(1,330)	5,778
Dividend on preferred shares subject to redemption	2,257	-
Amortization of net mortgage premiums	(630)	(1,101)
Capital lease obligation	77	77
Interest capitalized	(190)	(126)
Interest expense	$59,305	$60,678

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,711,310	$4,858,114
Average interest rates	3.87%	4.29%

We classified $2.3 million on the outstanding Class F preferred stock as interest expense at March 31, 2017. Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value. Changes in the fair value of our interest rate swaps are recorded directly to interest expense.  We recorded a gain on interest rate swaps of $1.3 million during the first three months of 2017 and a loss on interest rate swaps of $5.8 million during the first three months of 2016.

At March 31, 2017, the weighted average interest rate on our:

•                  Term loans outstanding of $320.0 million (excluding deferred financing costs of $800,000) was 1.9%;

•                  Mortgages payable of $457.9 million (excluding net premiums totaling $5.7 million and deferred financing costs of $286,000 on these mortgages) was 4.9%;

•                  Notes and bonds payable of $4.68 billion (excluding unamortized original issue discounts of $7.5 million and deferred financing costs of $26.4 million) was 4.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $5.45 billion was 4.3% (excludes $408.8 million of mandatorily redeemable preferred shares, which were redeemed in April 2017).

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $13.6 million for the first three months of 2017, compared to $12.3 million in the first three months of 2016. This increase was primarily due to more employees and higher compensation costs. Included in general and administrative expenses are acquisition transaction costs of $131,000 for the first three months of 2017 and $24,000 for the first three months of 2016. In April 2017, we had 149 employees, as compared to 133 employees in April 2016.

	Three months ended
	March 31,
Dollars in thousands	2017	2016
General and administrative expenses	$13,565	$12,318
Total revenue(1)	286,796	258,011
General and administrative expenses as a percentage of total revenue	4.7%	4.8%

(1) Excludes tenant reimbursements revenue, and gain on sales of properties.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2017, 83 properties were available for lease, as compared to 84 at December 31, 2016 and 101 at March 31, 2016.

Property expenses were $19.1 million (including $11.2 million in reimbursable expenses) in the first three months of 2017 and $15.1 million (including $9.1 million in reimbursable expenses) in the first three months of 2016. The increase in gross property expenses in the first three months of 2017 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements primarily due to our acquisitions during 2016 and the first three months of 2017. We also incurred higher gross property expenses as a result of maintenance and utilities, property taxes, ground rent expenses, legal costs, and bad debt expense on vacant properties.

	Three months ended
	March 31,
Dollars in thousands	2017	2016
Property expenses net of tenant reimbursements	$7,846	$6,000
Total revenue(1)	286,796	258,011
Property expenses net of tenant reimbursements as a percentage of total revenue	2.7%	2.3%

(1) Excludes tenant reimbursements revenue, and gain on sales of properties.

Income Taxes

Income taxes were $1.0 million in the first three months of 2017 and 2016. These amounts are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

For the first three months of 2017, we recorded total provisions for impairment of $5.4 million on five properties classified as held for sale, three properties classified as held for investment, and one sold property. For the first three months of 2016, we recorded total provisions for impairment of $1.9 million on eight sold properties.

Gain on Sales of Real Estate

During the first three months of 2017, we sold 14 properties for $31.2 million, which resulted in a gain of $10.5 million. During the first three months of 2016, we sold 11 properties for $11.0 million, which resulted in a gain of $2.3 million.

Preferred Stock Dividends

Preferred stock dividends totaled $3.9 million in the first three months of 2017 and $6.8 million in the first three months of 2016.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

When we issued the irrevocable notice of redemption on our Class F preferred stock in March 2017, we incurred a non-cash charge of $13.4 million for the excess of redemption value over the carrying value. The non-cash charge represents the Class F preferred stock original issuance cost that was paid in 2012.

Net Income Available to Common Stockholders

Net income available to common stockholders was $71.6 million in the first three months of 2017, compared to $63.5 million in the first three months of 2016, an increase of $8.1 million. On a diluted per common share basis, net income was $0.27 in the first three months of 2017, as compared to $0.25 in the first three months of 2016, an increase of $0.02, or 8.0%.

Net income available to common stockholders per share for the quarter ended March 31, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 net income per share. This charge is for the excess in redemption value over the carrying value of the Class F preferred stock and represents the original issuance cost that was paid in 2012.

Net income available to common stockholders for the first three months of 2017 was impacted by a non-cash gain of $1.3 million, or $0.005 net income per share, resulting from fair value adjustments on our interest rate swaps. Net income available to common stockholders for the first three months of 2016 was impacted by a non-cash loss of $5.8 million, or $0.02 net income per share. Each quarter we adjust the carrying value of our interest rate swaps to fair value. The changes in the fair value of our interest rate swaps are recorded to interest expense.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, a non-GAAP financial measure, means, for the most recent quarter, earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, and (v) gain on sales of real estate. Our EBITDA may not be comparable to EBITDA reported by other companies that interpret the definitions of EBITDA differently than we do. Management believes EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. The ratio of our total debt to EBITDA is also used to determine vesting of performance share awards granted to our executive officers. EBITDA should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to EBITDA, which is used by management as a measure of leverage, is calculated by annualizing quarterly EBITDA and then dividing by our total debt per the consolidated balance sheet.

	Three months ended

	March 31,

Dollars in thousands	2017	2016
Net income	$89,035	$70,484
Interest	59,305	60,678
Income taxes	1,047	964
Depreciation and amortization	121,097	107,933
Impairment loss	5,433	1,923
Gain on sales of real estate	(10,532)	(2,289)
Quarterly EBITDA	$265,385	$239,693

Annualized EBITDA (1)	$1,061,540	$958,772
Total Debt (2)	$5,832,376	$5,105,098
Debt/EBITDA	5.5	5.3

(1) We calculate Annualized EBITDA by multiplying the Quarterly EBITDA by four.

(2) Total debt is consistent with its definition under market capitalization as described in “Liquidity and Capital Resources – Conservative Capital Structure” earlier in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As part of our declared redemption of preferred stock in March 2017, we classified $408.8 million of preferred stock to liabilities as of March 31, 2017, and included this amount as part of total debt in our calculation of debt-to-EBITDA.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the first three months of 2017, our FFO increased by $16.6 million, or 9.7%, to $187.2 million, compared to $170.6 million in the first three months of 2016.  On a diluted per common share basis, FFO was $0.71 in the first three months of 2017, compared to $0.68 in the first three months of 2016, an increase of $0.03, or 4.4%. FFO in the first three months of 2017 includes a non-cash redemption charge of $13.4 million on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class F preferred stock original issuance cost that was paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Net income available to common stockholders	$71,586	$63,473
Depreciation and amortization	121,097	107,933
Depreciation of furniture, fixtures and equipment	(157)	(193)
Provisions for impairment on investment properties	5,433	1,923
Gain on sales of investment properties	(10,532)	(2,289)
FFO adjustments allocable to noncontrolling interests	(214)	(218)
FFO available to common stockholders	$187,213	$170,629
FFO allocable to dilutive noncontrolling interests	220	-
Diluted FFO (1)	$187,433	$170,629

FFO per common share, basic and diluted (2)	$0.71	$0.68

Distributions paid to common stockholders	$162,506	$147,345

FFO available to common stockholders in excess of distributions paid to common stockholders	$24,707	$23,284

Weighted average number of common shares used for computation per share:
Basic	263,340,491	250,173,815
Diluted (2)	263,934,304	250,381,001

(1)            FFO available to common stockholders and dilutive noncontrolling interests for the first quarter of 2017 is $187,433 after the inclusion of $220 of FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were antidilutive for all other periods presented.

(2)            The computation of diluted FFO does not assume conversion of securities that are exchangeable for common shares if the conversion of those securities would increase diluted FFO per share in a given period.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In the first three months of 2017, our AFFO increased by $25.4 million, or 14.4%, to $201.3 million, compared to $175.9 million in 2016. On a diluted per common share basis, AFFO was $0.76 in the first three months of 2017, compared to $0.70 in the first three months of 2016, an increase of $0.06, or 8.6%. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Net income available to common stockholders	$71,586	$63,473
Cumulative adjustments to calculate FFO (1)	115,627	107,156
FFO available to common stockholders	187,213	170,629
Amortization of share-based compensation	2,753	2,605
Amortization of deferred financing costs (2)	1,487	1,299
Amortization of net mortgage premiums	(630)	(1,101)
(Gain) loss on interest rate swaps	(1,330)	5,778
Leasing costs and commissions	(410)	(191)
Recurring capital expenditures	(341)	(72)
Straight-line rent	(3,283)	(5,151)
Amortization of above and below-market leases	2,432	2,052
Excess of redemption value over carrying value of Class F preferred share redemption	13,373	-
Other adjustments (3)	72	70
Total AFFO available to common stockholders	$201,336	$175,918
AFFO allocable to dilutive noncontrolling interests	294	-
Diluted AFFO (4)	$201,630	$175,918

AFFO per common share, basic and diluted (5)	$0.76	$0.70

Distributions paid to common stockholders	$162,506	$147,345

AFFO available to common stockholders in excess of distributions paid to common stockholders	$38,830	$28,573

Weighted average number of common shares used for computation per share:
Basic	263,340,491	250,173,815
Diluted (5)	264,022,486	250,381,001

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

(4)           AFFO available to common stockholders and dilutive noncontrolling interests for the first quarter of 2017 is $201,630 after the inclusion of $294 of AFFO allocable to dilutive noncontrolling interests.

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2017, we owned a diversified portfolio:

•         Of 4,980 properties;

•         With an occupancy rate of 98.3%, or 4,897 properties leased and 83 properties available for lease;

•         Leased to 250 different commercial tenants doing business in 47 separate industries;

•         Located in 49 states and Puerto Rico;

•         With over 84.0 million square feet of leasable space; and

•         With an average leasable space per property of approximately 16,880 square feet; approximately 11,610 square feet per retail property and 221,920 square feet per industrial property.

At March 31, 2017, of our 4,980 properties, 4,897 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At March 31, 2017, our 250 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 273 additional tenants, representing approximately 5% of our annualized revenue at March 31, 2017, which brings our total tenant count to 523 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2017	2016	2015	2014	2013	2012
Retail industries
Apparel stores	1.7%	1.9%	2.0%	2.0%	1.9%	1.7%
Automotive collision services	0.9	1.0	1.0	0.8	0.8	1.1
Automotive parts	1.2	1.3	1.4	1.3	1.2	1.0
Automotive service	1.8	1.9	1.9	1.8	2.1	3.1
Automotive tire services	2.5	2.7	2.9	3.2	3.6	4.7
Book stores	*	*	*	*	*	0.1
Child care	1.9	1.9	2.0	2.2	2.8	4.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.5
Convenience stores	9.9	8.7	9.2	10.1	11.2	16.3
Crafts and novelties	0.5	0.5	0.5	0.5	0.5	0.3
Dollar stores	8.0	8.6	8.9	9.6	6.2	2.2
Drug stores	11.1	11.2	10.6	9.5	8.1	3.5
Education	0.3	0.3	0.3	0.4	0.4	0.7
Entertainment	0.5	0.5	0.5	0.5	0.6	0.9
Equipment services	*	0.1	0.1	0.1	0.1	0.1
Financial services	2.2	1.4	1.3	1.4	1.5	0.2
General merchandise	1.6	1.5	1.4	1.2	1.1	0.6
Grocery stores	3.6	3.1	3.0	3.0	2.9	3.7
Health and fitness	7.5	8.1	7.7	7.0	6.3	6.8
Health care	0.9	0.9	1.0	1.1	1.1	-
Home furnishings	0.8	0.7	0.7	0.7	0.9	1.0
Home improvement	2.4	2.5	2.4	1.7	1.6	1.5
Jewelry	0.1	0.1	0.1	0.1	0.1	-
Motor vehicle dealerships	2.4	1.9	1.6	1.6	1.6	2.1
Office supplies	0.3	0.3	0.3	0.4	0.5	0.8
Pet supplies and services	0.6	0.6	0.7	0.7	0.8	0.6
Restaurants - casual dining	3.8	3.9	3.8	4.3	5.1	7.3
Restaurants - quick service	5.0	4.9	4.2	3.7	4.4	5.9
Shoe stores	0.5	0.5	0.5	0.1	0.1	0.1
Sporting goods	1.6	1.6	1.8	1.6	1.7	2.5
Telecommunications	*	*	-	-	-	-
Theaters	4.6	4.9	5.1	5.3	6.2	9.4
Transportation services	0.1	0.1	0.1	0.1	0.1	0.2
Wholesale clubs	3.3	3.6	3.8	4.1	3.9	3.2
Other	*	*	*	*	0.1	0.1
Retail industries	81.9%	81.5%	81.1%	80.4%	79.8%	86.7%

Industry Diversification (continued)

	Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2017	2016	2015	2014	2013	2012
Non-retail industries
Aerospace	0.9	1.0	1.1	1.2	1.2	0.9
Beverages	2.7	2.6	2.7	2.8	3.3	5.1
Consumer appliances	0.4	0.5	0.6	0.5	0.6	0.1
Consumer goods	0.9	0.9	0.9	0.9	1.0	0.1
Crafts and novelties	0.1	0.1	0.1	0.1	0.1	-
Diversified industrial	0.9	0.9	0.8	0.5	0.2	0.1
Electric utilities	0.1	0.1	0.1	0.1	*	-
Equipment services	0.4	0.5	0.4	0.5	0.4	0.3
Financial services	0.4	0.4	0.4	0.4	0.5	0.4
Food processing	1.1	1.1	1.2	1.4	1.5	1.3
General merchandise	0.2	0.3	0.3	0.3	-	-
Government services	1.0	1.1	1.2	1.3	1.4	0.1
Health care	0.6	0.6	0.7	0.7	0.8	*
Home furnishings	0.1	0.1	0.2	0.2	0.2	-
Insurance	0.1	0.1	0.1	0.1	0.1	*
Machinery	0.1	0.1	0.1	0.2	0.2	0.1
Other manufacturing	0.8	0.8	0.7	0.7	0.6	-
Packaging	0.9	0.8	0.8	0.8	0.9	0.7
Paper	0.1	0.1	0.1	0.1	0.2	0.1
Shoe stores	0.2	0.2	0.2	0.8	0.9	-
Telecommunications	0.6	0.6	0.7	0.7	0.7	0.8
Transportation services	5.3	5.4	5.3	5.1	5.3	2.2
Other	0.2	0.2	0.2	0.2	0.1	1.0
Non-retail industries	18.1%	18.5%	18.9%	19.6%	20.2%	13.3%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of March 31, 2017 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	March 31, 2017	(1)	Revenue
Retail	4,810	55,863,700	$226,963		79.5%
Industrial	111	24,632,900	36,921		12.9
Office	44	3,403,200	15,061		5.3
Agriculture	15	184,500	6,511		2.3

Totals	4,980	84,084,300	$285,456		100.0%

(1)   Includes rental revenue for all properties owned at March 31, 2017.  Excludes revenue of $365 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at March 31, 2017:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	203	6.8%
FedEx	43	5.4%
Dollar General	524	4.1%
LA Fitness	47	3.8%
Dollar Tree / Family Dollar	457	3.7%
AMC Theatres	22	2.6%
Circle K (Couche-Tard)	299	2.6%
Walmart / Sam’s Club	39	2.3%
BJ’s Wholesale Club	15	2.3%
Treasury Wine Estates	17	2.2%
Super America / Western Refining	134	1.9%
CVS Pharmacy	69	1.9%
GPM Investments / Fas Mart	216	1.9%
Regal Cinemas	22	1.9%
Rite Aid	69	1.8%
7-Eleven	111	1.8%
Life Time Fitness	9	1.8%
TBC Corporation (Sumitomo)	158	1.6%
Kroger	11	1.2%
FreedomRoads / Camping World	18	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,810 retail properties included in our 4,980 total properties owned at March 31, 2017, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of

	Retail	for the Quarter Ended		Retail Rental

	Properties	March 31, 2017	(1)	Revenue
Tenants Providing Services
Automotive collision services	54	$2,710		1.2%
Automotive service	264	5,514		2.4
Child care	198	5,487		2.4
Education	14	835		0.4
Entertainment	11	1,310		0.6
Equipment services	2	111		*
Financial services	227	6,152		2.7
Health and fitness	86	21,333		9.4
Health care	27	1,134		0.5
Telecommunications	1	7		*
Theaters	45	13,344		5.9
Transportation services	2	229		0.1
Other	7	64		*
	938	58,230		25.6
Tenants Selling Goods and Services
Automotive parts (with installation)	68	1,609		0.7
Automotive tire services	193	7,159		3.2
Convenience stores	864	28,145		12.4
Motor vehicle dealerships	29	6,736		3.0
Pet supplies and services	12	724		0.3
Restaurants - casual dining	317	9,944		4.4
Restaurants - quick service	566	14,294		6.3
	2,049	68,611		30.3
Tenants Selling Goods
Apparel stores	29	5,053		2.2
Automotive parts	83	1,941		0.9
Book stores	1	104		*
Consumer electronics	9	829		0.4
Crafts and novelties	13	1,416		0.6
Dollar stores	981	22,752		10.0
Drug stores	335	30,170		13.3
General merchandise	77	4,310		1.9
Grocery stores	98	10,075		4.4
Home furnishings	58	2,282		1.0
Home improvement	57	6,251		2.8
Jewelry	4	175		0.1
Office supplies	9	724		0.3
Shoe stores	2	182		0.1
Sporting goods	35	4,445		2.0
Wholesale clubs	32	9,413		4.1
	1,823	100,122		44.1
Total Retail Properties	4,810	$226,963		100.0%

* Less than 0.1%

(1)	Includes rental revenue for all retail properties owned at March 31, 2017. Excludes revenue of $58,493 from non-retail properties and $365 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) on our 4,873 net leased, single-tenant properties and their contribution to rental revenue for the quarter ended March 31, 2017 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable	Rental		% of Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	(2)	Revenue

2017	105	2	1,382,000	$3,144		1.1%
2018	278	8	3,531,700	10,464		3.7
2019	263	10	3,910,200	13,562		4.8
2020	210	11	4,461,700	13,399		4.8
2021	294	12	5,319,900	15,133		5.4
2022	303	17	8,028,800	17,755		6.3
2023	382	20	6,721,500	23,151		8.2
2024	199	12	4,463,300	12,621		4.5
2025	326	14	5,273,400	21,246		7.6
2026	317	5	4,451,500	15,785		5.6
2027	525	4	5,909,000	20,122		7.2
2028	290	7	6,362,800	17,041		6.1
2029	400	5	6,986,800	20,843		7.4
2030	80	13	2,439,100	14,430		5.1
2031	272	25	5,237,500	24,621		8.8
2032 - 2043	460	4	7,592,800	37,823		13.4

Totals	4,704	169	82,072,000	$281,140		100.0%

*	Less than 0.1%

(1)	Excludes 24 multi-tenant properties and 83 vacant properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)	Excludes revenue of $4,316 from 24 multi-tenant properties and from 83 vacant properties at March 31, 2017, and $365 from sold properties.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2017 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	March 31, 2017	(1)	Revenue
Alabama	161	97%	1,416,300	$5,447		1.9%
Alaska	3	67	275,900	193		0.1
Arizona	109	99	1,626,300	6,447		2.3
Arkansas	55	100	816,500	1,816		0.6
California	184	99	5,324,800	26,778		9.4
Colorado	81	100	1,097,400	4,660		1.6
Connecticut	23	96	531,000	2,545		0.9
Delaware	18	100	93,000	744		0.3
Florida	369	99	4,019,400	16,843		5.9
Georgia	251	98	4,164,700	12,716		4.5
Idaho	12	100	87,000	380		0.1
Illinois	232	99	5,413,600	15,569		5.5
Indiana	171	99	2,105,400	8,537		3.0
Iowa	40	95	2,970,600	4,108		1.4
Kansas	91	97	1,842,900	4,800		1.7
Kentucky	62	98	1,368,400	4,004		1.4
Louisiana	98	97	1,342,500	4,120		1.4
Maine	16	94	178,500	1,121		0.4
Maryland	35	94	859,000	4,110		1.4
Massachusetts	81	98	770,600	4,066		1.4
Michigan	163	98	1,689,000	6,363		2.2
Minnesota	158	99	1,951,100	9,941		3.5
Mississippi	134	94	1,623,600	4,541		1.6
Missouri	140	98	2,851,300	8,800		3.1
Montana	11	100	87,000	466		0.2
Nebraska	38	100	806,500	2,257		0.8
Nevada	22	100	413,000	1,309		0.5
New Hampshire	19	100	315,800	1,547		0.5
New Jersey	71	99	834,400	4,744		1.7
New Mexico	31	100	348,500	862		0.3
New York	94	100	2,505,000	12,629		4.4
North Carolina	173	98	2,258,100	7,842		2.8
North Dakota	7	86	118,300	251		0.1
Ohio	246	99	6,242,100	14,936		5.2
Oklahoma	133	99	1,651,700	4,624		1.6
Oregon	28	100	593,300	2,410		0.8
Pennsylvania	148	99	1,855,000	7,550		2.6
Rhode Island	4	100	161,600	811		0.3
South Carolina	157	99	1,419,200	5,935		2.1
South Dakota	14	100	188,800	411		0.1
Tennessee	225	97	3,195,100	8,815		3.1
Texas	490	99	9,206,000	27,657		9.7
Utah	22	100	970,600	2,270		0.8
Vermont	5	100	98,000	486		0.2
Virginia	169	98	3,118,800	8,021		2.8
Washington	43	98	733,400	2,824		1.0
West Virginia	15	100	326,300	1,102		0.4
Wisconsin	118	100	2,136,000	6,613		2.3
Wyoming	6	100	54,700	286		0.1
Puerto Rico	4	100	28,300	149		*
Totals\Average	4,980	98%	84,084,300	$285,456		100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at March 31, 2017. Excludes revenue of $365 from sold properties.

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

Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the tenant is responsible for property expenses. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Corporate Responsibility. We are committed to providing an engaging, diverse, and safe work environment for our employees, to upholding our corporate responsibilities as a public company operating for the benefit of our stockholders, and to operating our company in an environmentally conscious manner. As The Monthly Dividend Company®, our mission is to provide our stockholders with monthly dividends that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

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

Realty Income and our employees have taken an active role in supporting our communities through civic involvement with charitable organizations, including our partnership with San Diego Habitat for Humanity, and corporate donations. Focusing our impact on social and environmentally sustainable areas our non-profit partnerships have resulted in approximately 700 employee volunteer hours during 2016, employee and corporate donations to fund local affordable housing, educational services to at-risk youth, funding local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

Corporate Governance. We believe that a company’s reputation for integrity and serving its stockholders responsibly is of utmost importance. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

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

Environmental Practices.  Our focus on conservationism is demonstrated by how we manage our day-to-day activities at our corporate headquarters.  At our headquarters, we promote energy efficiency and encourage practices such as powering down office equipment at the end of the day, implementing file-sharing technology and automatic “duplex mode” to limit paper use, adopting an electronic approval system, carpooling to our headquarters, and recycling paper waste.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible.

In addition, our headquarters was retrofitted according to the State of California energy efficiency standards (specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations), with features such as an automatic lighting control system with light-harvesting technology, a Building Management System that monitors and controls energy use, an energy-efficient PVC roof and heating and cooling system, LED lighting, and drought-tolerant landscaping with recycled materials.

The properties in our portfolio are net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices.  We remain active in working with our tenants to promote environmental responsibility at the properties we own and to promote the importance of energy efficient facilities.

Our Asset Management team has engaged with a renewable energy development company to identify assets that would maximize energy efficiency initiatives throughout our property portfolio.  These initiatives include solar energy arrays, battery storage, and charging stations.  In addition, we continue to explore regional opportunities with our tenants, bringing our properties into compliance to qualify for city and county programs.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2017. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2017	$266.3	5.51%	$9.8	2.97%
2018	365.3	2.15	76.6	2.10
2019	554.5	6.74	37.8	2.69
2020	82.2	4.99	250.2	1.93
2021	310.0	5.72	6.9	3.13
Thereafter	3,478.4	4.11	14.9	2.93

Totals (1)	$5,056.7	4.44%	$396.2	2.12%

Fair Value (2)	$5,238.1		$393.6

(1)

Excludes net premiums recorded on mortgages payable, original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At March 31, 2017, the unamortized balance of net premiums on mortgages payable is $5.7 million, the unamortized balance of original issue discounts on notes payable is $7.5 million, and the balance of deferred financing costs on mortgages payable is $286,000, on notes payable is $26.4 million, and on term loans is $800,000.

(2)

We base the estimated fair value of the fixed rate senior notes and bonds at March 31, 2017 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2017 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at March 31, 2017.

The table incorporates only those exposures that exist as of March 31, 2017. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except six mortgages totaling $74.0 million at March 31, 2017, including net unamortized discounts, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $38.2 million at March 31, 2017. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on a hypothetical credit facility balance of $500.0 million at March 31, 2017, a 1% change in interest rates would change our interest rate costs by $5.0 million per year.

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

As of and for the quarter ended March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of March 31, 2017, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2010 Incentive Award Plan of Realty Income Corporation:

•                  66,813 shares of stock, at a price of $57.48, in January 2017;

•                  22,022 shares of stock, at a price of $60.78, in February 2017; and

•                  113 shares of stock, at a price of $60.60, in March 2017.

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

4.23                       Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.24                       Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.25                       Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “4.650% Notes due 2047” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.4 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

Material Contracts

10.1                       Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).

*10.2                  Amended and Restated Employment Agreement dated February 14, 2017 between the Company and John P. Case.

*10.3                  Form of Performance Share Award Agreement

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: April 26, 2017	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)