Form 10-Q
period 2017-06-30
REALTY INCOME CORP
filed 2017-07-27
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017, or

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

There were 274,075,269 shares of common stock outstanding as of July 20, 2017.

REALTY INCOME CORPORATION

Index to Form 10-Q

June 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(dollars in thousands, except per share data)

	2017	2016
ASSETS	(unaudited)
Real estate, at cost:
Land	$3,916,218	$3,752,204
Buildings and improvements	10,446,765	10,112,212
Total real estate, at cost	14,362,983	13,864,416
Less accumulated depreciation and amortization	(2,168,248)	(1,987,200)
Net real estate held for investment	12,194,735	11,877,216
Real estate held for sale, net	12,463	26,575
Net real estate	12,207,198	11,903,791
Cash and cash equivalents	10,945	9,420
Accounts receivable, net	107,147	104,584
Acquired lease intangible assets, net	1,180,182	1,082,320
Goodwill	15,001	15,067
Other assets, net	53,643	37,689
Total assets	$13,574,116	$13,152,871

LIABILITIES AND EQUITY
Distributions payable	$58,284	$55,235
Accounts payable and accrued expenses	115,595	121,156
Acquired lease intangible liabilities, net	266,365	264,206
Other liabilities	124,772	85,616
Line of credit payable	648,000	1,120,000
Term loans, net	319,273	319,127
Mortgages payable, net	378,352	466,045
Notes payable, net	4,642,423	3,934,433
Total liabilities	6,553,064	6,365,818

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $0.01 per share,
69,900,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and 16,350,000 issued and outstanding
as of December 31, 2016, liquidation preference $25.00 per share	-	395,378
Common stock and paid in capital, par value $0.01 per share,
370,100,000 shares authorized, 274,064,985 shares issued and outstanding as of June 30, 2017 and 260,168,259 shares issued
and outstanding as of December 31, 2016	9,046,533	8,228,594
Distributions in excess of net income	(2,045,127)	(1,857,168)
Total stockholders’ equity	7,001,406	6,766,804
Noncontrolling interests	19,646	20,249
Total equity	7,021,052	6,787,053
Total liabilities and equity	$13,574,116	$13,152,871

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2017 and 2016

(dollars in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE
Rental	$288,049	$260,056	$573,870	$516,857
Tenant reimbursements	11,756	11,112	22,985	20,217
Other	365	(129)	1,340	1,081
Total revenue	300,170	271,039	598,195	538,155

EXPENSES
Depreciation and amortization	123,089	110,342	244,186	218,275
Interest	63,679	57,409	122,985	118,088
General and administrative	15,781	13,985	29,346	26,304
Property (including reimbursable)	16,486	14,671	35,561	29,776
Income taxes	441	953	1,488	1,917
Provisions for impairment	2,274	6,269	7,706	8,192
Total expenses	221,750	203,629	441,272	402,552
Gain on sales of real estate	2,839	8,658	13,371	10,948
Net income	81,259	76,068	170,294	146,551
Net income attributable to noncontrolling interests	(123)	(253)	(288)	(493)
Net income attributable to the Company	81,136	75,815	170,006	146,058
Preferred stock dividends	-	(6,770)	(3,911)	(13,540)
Excess of redemption value over carrying value of
preferred shares redeemed	-	-	(13,373)	-
Net income available to common stockholders	$81,136	$69,045	$152,722	$132,518

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.30	$0.27	$0.57	$0.53

Weighted average common shares outstanding:
Basic	272,588,332	253,375,546	268,024,691	251,792,989
Diluted	273,099,487	253,973,745	268,569,855	252,390,707

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(dollars in thousands) (unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170,294	$146,551
Adjustments to net income:
Depreciation and amortization	244,186	218,275
Amortization of share-based compensation	7,215	6,552
Non-cash revenue adjustments	(1,564)	(5,279)
Amortization of net premiums on mortgages payable	(1,240)	(1,855)
Amortization of deferred financing costs	4,684	4,384
(Gain) loss on interest rate swaps	(859)	7,886
Gain on sales of real estate	(13,371)	(10,948)
Provisions for impairment on real estate	7,706	8,192
Change in assets and liabilities
Accounts receivable and other assets	1,946	6,946
Accounts payable, accrued expenses and other liabilities	41,620	(19,277)
Net cash provided by operating activities	460,617	361,427
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(696,116)	(618,340)
Improvements to real estate, including leasing costs	(9,232)	(2,934)
Proceeds from sales of real estate	44,005	35,020
Collection of loans receivable	61	12,457
Restricted escrow deposits for Section 1031 tax-deferred exchanges
and pending acquisitions	(3,983)	(17,291)
Net cash used in investing activities	(665,265)	(591,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(335,380)	(298,581)
Cash dividends to preferred stockholders	(6,168)	(13,540)
Borrowings on line of credit	772,000	2,244,000
Payments on line of credit	(1,244,000)	(1,970,000)
Proceeds from notes and bonds payable issued	711,812	-
Principal payments on mortgages payable	(86,515)	(181,333)
Redemption of preferred stock	(408,750)	-
Proceeds from common stock offerings, net	704,938	383,525
Proceeds from dividend reinvestment and stock purchase plan	59,649	5,806
Proceeds from At-the-Market (ATM) program	52,442	44,565
Distributions to noncontrolling interests	(887)	(747)
Debt issuance costs	(6,663)	-
Other items, including shares withheld upon vesting	(6,305)	(3,885)
Net cash provided by financing activities	206,173	209,810
Net increase (decrease) in cash and cash equivalents	1,525	(19,851)
Cash and cash equivalents, beginning of period	9,420	40,294
Cash and cash equivalents, end of period	$10,945	$20,443

For supplemental disclosures, see note 17.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

At June 30, 2017, we owned 5,028 properties, located in 49 states and Puerto Rico, containing over 85.3 million leasable square feet.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectability of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.4 million at June 30, 2017 and $74,000 at December 31, 2016.

D.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time. Based on our analyses of goodwill during the second quarters of 2017 and 2016, we determined there was no impairment on our existing goodwill.

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

3.       Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	June 30,	December 31,
(dollars in thousands) at:	2017	2016
Acquired in-place leases	$1,231,707	$1,164,075
Accumulated amortization of acquired in-place leases	(405,791)	(358,040)
Acquired above-market leases	459,067	365,005
Accumulated amortization of acquired above-market leases	(104,801)	(88,720)
	$1,180,182	$1,082,320

	June 30,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2017	2016
Prepaid expenses	$14,392	$14,406
Insurance proceeds receivable	10,731	300
Restricted escrow deposits	8,550	4,246
Credit facility origination costs, net	5,823	7,303
Notes receivable issued in connection with property sales	5,329	5,390
Corporate assets, net	5,292	3,585
Impounds related to mortgages payable	2,916	2,015
Other items	610	444
	$53,643	$37,689

C. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2017	2016
Common stock distributions	$58,198	$52,896
Preferred stock dividends	-	2,257
Noncontrolling interests distributions	86	82
	$58,284	$55,235

D. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2017	2016
Notes payable - interest payable	$72,609	$60,668
Property taxes payable	16,150	16,949
Accrued costs on properties under development	5,048	9,049
Mortgages, term loans, credit line - interest payable and interest rate swaps	4,150	5,432
Other items	17,638	29,058
	$115,595	$121,156

E. Acquired lease intangible liabilities, net, consist of the	June 30,	December 31,
following (dollars in thousands) at:	2017	2016
Acquired below-market leases	$329,783	$318,926
Accumulated amortization of acquired below-market leases	(63,418)	(54,720)
	$266,365	$264,206

F. Other liabilities consist of the following	June 30,	December 31,
(dollars in thousands) at:	2017	2016
Rent received in advance and other deferred revenue (1)	$113,177	$74,098
Security deposits	6,424	6,502
Capital lease obligations	5,171	5,016
	$124,772	$85,616

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

A.           Acquisitions During the First Six Months of 2017 and 2016

During the first six months of 2017, we invested $691.9 million in 126 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 126 new properties and properties under development or expansion are located in 30 states, will contain approximately 3.4 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 20 industries and the property types consist of 95.1% retail and 4.9% industrial, based on rental revenue.  None of our investments during 2017 caused any one tenant to be 10% or more of our total assets at June 30, 2017.

The $691.9 million invested during the first six months of 2017 was allocated as follows: $170.1 million to land, $395.5 million to buildings and improvements, $130.0 million to intangible assets related to leases, and $3.7 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2017 generated total revenues of $7.3 million and net income of $3.4 million during the six months ended June 30, 2017.

Of the $691.9 million we invested during the first six months of 2017, $314.9 million of the purchase price allocation is based on a preliminary measurement of fair value and is subject to change. The allocation for these properties represents our current best estimate of fair value, and we expect to finalize the valuations and complete the purchase price allocations in 2017. During the first six months of 2017, we finalized the purchase price allocations for $769.5 million invested in the fourth quarter of 2016. There were no material changes to our consolidated balance sheets or income statements as a result of these purchase price allocations being finalized.

In comparison, during the first six months of 2016, we invested $662.9 million in 153 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.5%. The 153 new properties and properties under development or expansion are located in 34 states, contain approximately 3.5 million leasable square feet, and are 100% leased with a weighted average lease term of  14.8 years. The tenants occupying the new properties operate in 23 industries and the property types are 77.6% retail and 22.4% industrial, based on rental revenue.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $691.9 million we invested during the first six months of 2017, $9.9 million was invested in 12 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.9%. Of the $662.9 million we invested during the first six months of 2016, $61.7 million was invested in 27 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.1%.

B.           Acquisition Transaction Costs

Acquisition transaction costs of $210,000 and $85,000 were recorded to general and administrative expense on our consolidated statements of income during the first six months of 2017 and 2016, respectively.

C.           Investments in Existing Properties

During the first six months of 2017, we capitalized costs of $6.8 million on existing properties in our portfolio, consisting of $759,000 for re-leasing costs, $365,000 for recurring capital expenditures and $5.7 million for non-recurring building improvements. In comparison, during the first six months of 2016, we capitalized costs of $3.7 million on existing properties in our portfolio, consisting of $277,000 for re-leasing costs, $246,000 for recurring capital expenditures and $3.2 million for non-recurring building improvements.

D.           Properties with Existing Leases

Of the $691.9 million we invested during the first six months of 2017, approximately $536.2 million was used to acquire 60 properties with existing leases.  In comparison, of the $662.9 million we invested during the first six months of 2016, approximately $411.2 million was used to acquire 51 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first six months of 2017 and 2016 were $51.2 million and $45.7 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2017 and 2016 were $6.5 million and $4.2 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2017 (in thousands):

	Net	Increase to
	decrease to	amortization
	rental revenue	expense
2017	$(7,566)	$51,102
2018	(14,903)	100,243
2019	(13,923)	89,984
2020	(13,154)	84,501
2021	(11,863)	76,535
Thereafter	(26,492)	423,551
Totals	$(87,901)	$825,916

5.       Credit Facility

We have a $2.0 billion unsecured revolving credit facility, or our credit facility with an initial term that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2017 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2017, credit facility origination costs of $5.8 million are included in other assets, net on our consolidated balance sheet. These costs are being amortized over the remaining term of our credit facility.

At June 30, 2017, we had a borrowing capacity of $1.35 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $648.0 million as compared to an outstanding balance of $1.12 billion at December 31, 2016.

The weighted average interest rate on outstanding borrowings under our credit facility was 1.8% during the first six months of 2017 and 1.4% during the first six months of 2016. At June 30, 2017 and 2016, the weighted average interest rate on borrowings outstanding was 2.1% and 1.5%, respectively. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2017, we were in compliance with the covenants on our credit facility.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $303,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $727,000 at June 30, 2017, and $873,000 at December 31, 2016, is included within term loans, net on our consolidated balance sheets.

7.     Mortgages Payable

During the first six months of 2017, we made $86.5 million in principal payments, including the repayment of five mortgages in full for $82.9 million. No mortgages were assumed during the first six months of 2017.

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

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2017, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $262,000 at June 30, 2017 and $324,000 at December 31, 2016. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2017 and December 31, 2016, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
6/30/17	72	5.1%	4.5%	4.1	$373,493	$4,859	$378,352
12/31/16	127	4.9%	4.3%	4.0	$460,008	$6,037	$466,045

(1) At June 30, 2017, there were 31 mortgages on 72 properties, while at December 31, 2016, there were 36 mortgages on 127 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for four mortgages on four properties with a principal balance totaling $45.1 million at June 30, 2017, and six mortgages on 15 properties with a principal balance totaling $76.3 million at December 31, 2016. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.6 million at June 30, 2017 and $38.2 million at December 31, 2016.

(2) Stated interest rates ranged from 3.0% to 6.9% at June 30, 2017, while stated interest rates ranged from 2.4% to 6.9% at December 31, 2016.

(3) Effective interest rates ranged from 3.0% to 8.7% at June 30, 2017, while effective interest rates ranged from 2.5% to 8.8% at December 31, 2016.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $5.1 million and deferred finance costs of $262,000, as of June 30, 2017 (dollars in millions):

Year of Maturity	Principal
2017	$38.3
2018	21.9
2019	20.7
2020	82.4
2021	66.9
Thereafter	143.3
Totals	$373.5

8.       Notes Payable

A. General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30,	December 31,
	2017	2016
5.375% notes, issued in September 2005 and due in September 2017	$175	$175
2.000% notes, issued in October 2012 and due in January 2018	350	350
6.750% notes, issued in September 2007 and due in August 2019	550	550
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, issued in October 2012 and due in October 2022	450	450
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	250
3.000% notes, issued in October 2016 and due in January 2027	600	600
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, issued in March 2017 and due in March 2047	300	-
Total principal amount	4,675	3,975
Unamortized original issuance discounts and deferred financing costs	(33)	(41)
	$4,642	$3,934

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2017, excluding unamortized original issuance discounts and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2017	$175
2018	350
2019	550
2020	-
2021	250
Thereafter	3,350
Totals	$4,675

As of June 30, 2017, the weighted average interest rate on our notes and bonds payable was 4.4% and the weighted average remaining years until maturity was 7.9 years. In September 2017, we expect to repay our $175 million 5.375% notes.

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

9.     Redemption of Preferred Stock

In April 2017, we redeemed all of the 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock for $25 per share, plus accrued dividends. During the first six months of 2017, we incurred a charge of $13.4 million, representing the Class F preferred stock original issuance costs that we paid in 2012.

10.     Equity

A.   Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.7 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

In May 2016, we issued 6,500,000 shares of common stock. After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.5 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or the DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first six months of 2017, we issued 1,013,412 shares and raised approximately $59.6 million under the DRSPP.  During the first six months of 2016, we issued 98,585 shares and raised approximately $5.8 million under the DRSPP.  From the inception of the DRSPP through June 30, 2017, we have issued 13,883,301 shares and raised approximately $651.5 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for 2017 noted in the preceding paragraph. We did not issue shares under the waiver approval process during the first six months of 2016.

C.           At-the-Market (ATM) Program

Through our “at-the-market” equity distribution program, or our ATM program, we can offer and sell up to 12,000,000 shares of common stock. The shares of common stock may be sold to, or through, a consortium of banks acting as our sales agents either by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the first six months of 2017, we issued 935,746 shares and raised approximately $52.4 million under the ATM program. During the first six months of 2016, we issued 710,000 shares and raised approximately $44.6 million under the ATM program. From the inception of our ATM program through June 30, 2017, we have issued 4,429,187 shares and raised $255.6 million.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition.  At June 30, 2017, the remaining units from this issuance represent a 0.4% ownership in Realty Income, L.P.  We hold the remaining 99.6% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate joint ventures. We are the managing member of each of these joint ventures, and possess the ability to control the business and manage the affairs of these entities. At June 30, 2017, we and our subsidiaries held 92.4% and 74% interests, respectively, and fully consolidated these entities in our consolidated financial statements. The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2017 (dollars in thousands):

	Tau Operating	Realty Income, L.P.	Other Noncontrolling
	Partnership units(1)	units(2)	Interests	Total
Carrying value at December 31, 2016	$13,405	$2,216	$4,628	$20,249
Distributions	(401)	(112)	(378)	(891)
Allocation of net income	124	106	58	288
Carrying value at June 30, 2017	$13,128	$2,210	4,308	$19,646

(1)       317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of June 30, 2017 and December 31, 2016.

(2)       534,546 Realty Income, L.P. units were issued on June 27, 2013, and 88,182 remain outstanding as of June 30, 2017 and December 31, 2016.

Both Tau Operating Partnership and Realty Income, L.P. are considered VIEs in which we are deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs, including the joint ventures acquired during 2016, for which we are the primary beneficiary included in the consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Net real estate	$2,985,247	$3,040,903
Total assets	3,428,453	3,499,481
Total debt	223,739	251,047
Total liabilities	329,758	364,797

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

	Carrying value per	Estimated fair
At June 30, 2017	balance sheet	value
Notes receivable issued in connection with property sales	$5.3	$5.5
Mortgages payable assumed in connection with acquisitions(1)	373.5	386.9
Notes and bonds payable(2)	4,675.0	4,888.3

	Carrying value per	Estimated fair
At December 31, 2016	balance sheet	value
Notes receivable issued in connection with property sales	$5.4	$5.5
Mortgages payable assumed in connection with acquisitions(1)	460.0	468.7
Notes and bonds payable(2)	3,975.0	4,143.3

(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $5.1 million at

June 30, 2017, and $6.4 million at December 31, 2016. Also excludes deferred financing costs of $262,000 at June 30, 2017, and $324,000 at December 31, 2016.

(2) Excludes non-cash original issuance discounts recorded on notes payable. The unamortized balance of the original issuance discounts is $7.3 million at June 30, 2017, and $19.8 million at December 31, 2016. Also excludes deferred financing costs of $25.3 million at June 30, 2017 and $20.8 million at December 31, 2016.

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

We record interest rate swaps on the consolidated balance sheet at fair value. At June 30, 2017, interest rate swaps in a liability position valued at $1.3 million were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $130,000 were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

13.     Gain on Sales of Real Estate

During the second quarter of 2017, we sold 15 properties for $12.8 million, which resulted in a gain of $2.8 million.  During the first six months of 2017, we sold 29 properties for $44.0 million, which resulted in a gain of $13.4 million.

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

During the second quarter of 2017, we recorded total provisions for impairment of $2.3 million on four sold properties, two properties classified as held for sale, and one property classified as held for investment. For the first six months of 2017, we recorded total provisions for impairment of $7.7 million on seven sold properties, two properties classified as held for sale, and six properties classified as held for investment.

In comparison, for the second quarter of 2016, we recorded total provisions for impairment of $6.3 million on 11 sold properties. For the first six months of 2016, we recorded total provisions for impairment of $8.2 million on 18 sold properties.

15.     Distributions Paid and Payable

A.            Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first six months of 2017 and 2016:

Month	2017	2016
January	$0.2025000	$0.1910000
February	0.2105000	0.1985000
March	0.2105000	0.1985000
April	0.2110000	0.1990000
May	0.2110000	0.1990000
June	0.2110000	0.1990000

Total	$1.2565000	$1.1850000

At June 30, 2017, a distribution of $0.2115 per common share was payable and was paid in July 2017.

B.      Class F Preferred Stock

In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first three months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense. During the first six months of 2016, we paid six monthly dividends to holders of our Class F preferred stock totaling $0.828126 per share, or $13.5 million.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares used for the basic net income per share computation	272,588,332	253,375,546	268,024,691	251,792,989
Incremental shares from share-based compensation	194,133	281,177	228,142	280,696
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	273,099,487	253,973,745	268,569,855	252,390,707
Unvested shares from share-based compensation that were anti-dilutive	44,191	-	32,016	1,978
Weighted average partnership common units convertible to common shares that were anti-dilutive	88,182	280,498	88,182	305,272

17.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $107.3 million in the first six months of 2017 and $105.6 million in the first six months of 2016.

Interest capitalized to properties under development was $272,000 in the first six months of 2017 and $212,000 in the first six months of 2016.

Cash paid for income taxes was $3.3 million in the first six months of 2017 and $3.4 million in the first six months of 2016.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.                         During the first six months of 2017, we removed the net book value of two damaged buildings from our consolidated balance sheet, and recorded net receivables of  $10.7 million in anticipation of receiving insurance proceeds for these properties.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2017	2016
Segment net real estate:
Apparel	$175,755	$175,418
Automotive service	190,410	152,220
Automotive tire services	250,819	238,151
Beverages	291,308	293,447
Child care	48,075	49,584
Convenience stores	1,013,051	1,050,285
Dollar stores	1,102,196	1,120,896
Drug stores	1,521,507	1,541,846
Financial services	400,644	408,228
General merchandise	267,019	248,040
Grocery stores	671,598	464,359
Health and fitness	853,855	823,697
Home improvement	338,881	311,459
Motor vehicle dealerships	208,134	197,713
Restaurants-casual dining	513,533	511,863
Restaurants-quick service	612,735	574,532
Sporting goods	187,391	188,528
Theaters	399,081	370,732
Transportation services	787,462	796,717
Wholesale club	433,054	439,557
27 other non-reportable segments	1,940,690	1,946,519
Total segment net real estate	12,207,198	11,903,791

Intangible assets:
Apparel	41,622	43,786
Automotive service	49,670	33,160
Automotive tire services	10,698	11,533
Beverages	2,151	2,280
Convenience stores	46,116	14,372
Dollar stores	48,457	51,249
Drug stores	177,228	182,981
Financial services	27,353	29,749
General merchandise	46,251	43,248
Grocery stores	123,447	65,412
Health and fitness	70,017	63,574
Home improvement	49,064	49,932
Motor vehicle dealerships	33,515	25,032
Restaurants-casual dining	21,069	22,058
Restaurants-quick service	47,084	43,356
Sporting goods	22,134	21,157
Theaters	20,934	13,822
Transportation services	94,339	101,664
Wholesale club	31,159	32,723
Other non-reportable segments	217,874	231,232

Goodwill:
Automotive service	438	440
Automotive tire services	862	862
Child care	4,924	4,945
Convenience stores	2,004	2,008
Restaurants-casual dining	2,084	2,107
Restaurants-quick service	1,065	1,068
Other non-reportable segments	3,624	3,637
Other corporate assets	171,735	151,693
Total assets	$13,574,116	$13,152,871

		Three months ended	Six months ended
		June 30,	June 30,
Revenue	2017	2016	2017	2016
Segment rental revenue:
Apparel	$4,928	$4,879	$9,895	$9,754
Automotive service	6,298	4,814	11,841	9,491
Automotive tire services	7,616	7,220	14,775	14,484
Beverages	7,758	6,404	15,516	12,809
Child care	4,845	4,845	10,332	9,937
Convenience stores	26,965	22,789	55,268	45,653
Dollar stores	22,757	22,728	45,508	45,324
Drug stores	31,614	28,638	63,245	57,059
Financial services	7,159	4,252	14,318	8,565
General merchandise	5,395	4,301	10,756	8,560
Grocery stores	13,597	7,408	23,759	15,054
Health and fitness	21,789	21,545	43,394	42,849
Home improvement	7,090	6,099	14,010	12,153
Motor vehicle dealerships	5,755	5,595	12,491	9,809
Restaurants-casual dining	10,716	10,633	21,606	20,468
Restaurants-quick service	14,517	12,482	28,853	25,276
Sporting goods	4,729	5,316	9,174	9,872
Theaters	13,114	12,708	26,458	26,157
Transportation services	15,633	13,752	31,021	26,842
Wholesale club	9,413	9,369	18,827	18,738
27 other non-reportable segments	46,361	44,279	92,823	88,003
Total rental revenue	288,049	260,056	573,870	516,857
Tenant reimbursements	11,756	11,112	22,985	20,217
Other revenue	365	(129)	1,340	1,081
Total revenue	$300,170	$271,039	$598,195	$538,155

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $4.5 million during the second quarter of 2017, $3.9 million during the second quarter of 2016, $7.2 million during the first six months of 2017 and $6.6 million during the first six months of 2016.

A.   Restricted Stock

During the first six months of 2017, we granted 145,764 shares of common stock under the 2012 Plan. Of these shares, 72,626 vest over a four-year service period, and 45,138 shares vest over a five-year service period. Included in the shares granted during the first six months of 2017 was the May annual grant of shares to our Board of Directors totaling 28,000 shares, of which 20,000 shares vested immediately and 8,000 shares vest annually, in equal parts, over a three-year service period.

As of June 30, 2017, the remaining unamortized share-based compensation expense related to restricted stock totaled $22.3 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.                         Performance Shares and Restricted Stock Units

During the first six months of 2017, we granted 111,637 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first six months of 2017, we also granted 10,191 restricted stock units of which 6,161 vest over a four-year service period, and the remaining 4,030 vest over a five-year service period. These restricted stock units have the same economic rights as shares of restricted stock.

As of June 30, 2017, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $11.2 million.  The fair value of the performance share was estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

20.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2017, we had commitments of $5.2 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2017, we had committed $64.3 million under construction contracts, which is expected to be paid in the next twelve months.

21.                    Subsequent Events

In July 2017, we declared a dividend of $0.2115 per share to our common stockholders, which will be paid in August 2017.

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

At June 30, 2017, we owned a diversified portfolio:

•                  Of 5,028 properties;

•                  With an occupancy rate of 98.5%, or 4,952 properties leased and 76 properties available for lease;

•                  Leased to 250 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 85.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,970 square feet; approximately 11,770 square feet per retail property and 217,590 square feet per industrial property.

Of the 5,028 properties in the portfolio, 5,000, or 99.4%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2017, of the 5,000 single-tenant properties, 4,925 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.6 years.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of June 30, 2017, consisted of 5,028 properties located in 49 states and Puerto Rico, leased to 250 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 11.0% of our rental revenue for the quarter ended June 30, 2017.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at June 30, 2017 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  We estimate that approximately 46% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At June 30, 2017, our top 20 tenants represent approximately 53% of our annualized revenue and ten of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

At June 30, 2017, we classified 11 properties with a carrying amount of $12.5 million as held for sale on our balance sheet. For 2017, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2017 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 48-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2017.  As of July 2017, we have paid 79 consecutive quarterly dividend increases and increased the dividend 92 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2017 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2016	Jan 2017	0.2025	$0.0005
2nd increase	Jan 2017	Feb 2017	0.2105	$0.0080
3rd increase	Mar 2017	Apr 2017	0.2110	$0.0005
4th increase	Jun 2017	Jul 2017	0.2115	$0.0005

The dividends paid per share during the first six months of 2017 totaled approximately $1.257, as compared to approximately $1.185 during the first six months of 2016, an increase of $0.072, or 6.1%.

The monthly dividend of $0.2115 per share represents a current annualized dividend of $2.538 per share, and an annualized dividend yield of approximately 4.6% based on the last reported sale price of our common stock on the NYSE of $55.18 on June 30, 2017. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Second Quarter of 2017

During the second quarter of 2017, we invested $321.2 million in 73 new properties and properties under development or expansion, with an estimated initial weighted average contractual lease rate of 6.6%. The 73 new properties and properties under development or expansion are located in 27 states, will contain approximately 1.9 million leasable square feet and are 100% leased, with a weighted average lease term of 13.0 years.  The tenants occupying the new properties operate in 16 industries and the property types are 91.4% retail and 8.6% industrial, based on rental revenue.

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

Of the $321.2 million we invested during the second quarter of 2017, $5.0 million was invested in ten properties under development or expansion with an estimated initial weighted average contractual lease rate of 8.0%.We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Acquisitions During the First Six Months of 2017

During the first six months of 2017, we invested $691.9 million in 126 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.3%. The 126 new properties and properties under development or expansion are located in 30 states, will contain approximately 3.4 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 20 industries and the property types are 95.1% retail and 4.9% industrial, based on rental revenue.  During the first six months of 2017, none of our real estate investments caused any one tenant to be 10% or more of our total assets at June 30, 2017.

Of the $691.9 million we invested during the first six months of 2017, $9.9 million was invested in 12 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.9%.

Portfolio Discussion

Leasing Results

At June 30, 2017, we had 76 properties available for lease out of 5,028 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio. Since December 31, 2016, when we reported 84 properties available for lease out of 4,944 and a 98.3% occupancy rate, we:

•                  Had 118 lease expirations (including leases rejected in bankruptcy);

•                  Re-leased 102 properties; and

•                  Sold 24 vacant properties.

Of the 102 properties re-leased during the first six months of 2017, 91 properties were re-leased to existing tenants, two were re-leased to new tenants without vacancy, and nine were re-leased to new tenants after a period of vacancy.  The annual rent on these 102 leases was $18,699,000, as compared to the previous rent on these same properties of $17,179,000, which represents a rent recapture rate of 108.8% on the properties re-leased during the first six months of 2017.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At June 30, 2017, our average annualized rental revenue was approximately $13.77 per square foot on the 4,952 leased properties in our portfolio.  At June 30, 2017, we classified 11 properties with a carrying amount of $12.5 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, they are not reported as discontinued operations. The expected sale of these properties is consistent with our active disposition efforts to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties

In the second quarter of 2017, we capitalized costs of $3.5 million on existing properties in our portfolio, consisting of $349,000 for re-leasing costs, $24,000 for recurring capital expenditures, and $3.1 million for non-recurring building improvements.  In the second quarter of 2016, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $86,000 for re-leasing costs, $174,000 for recurring capital expenditures, and $2.2 million for non-recurring building improvements.

In the first six months of 2017, we capitalized costs of $6.8 million on existing properties in our portfolio, consisting of $759,000 for re-leasing costs, $365,000 for recurring capital expenditures, and $5.7 million for non-recurring building improvements. In the first six months of 2016, we capitalized costs of $3.7 million on existing properties in our portfolio, consisting of $277,000 for re-leasing costs, $246,000 for recurring capital expenditures, and $3.2 million for non-recurring building improvements. We define recurring capital expenditures as mandatory and recurring landlord capital obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extends the useful life of the property.

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

Capital Raising

During the second quarter of 2017, we raised $55.1 million from the sale of common stock at a weighted average price of $56.08 per share. During the first six months of 2017, we raised $846.8 million from the sale of common stock at a weighted average price of $61.37 per share.

Redemption of Preferred Stock

In April 2017, we redeemed all of the 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock for $25 per share, plus accrued dividends. During the first six months of 2017, we incurred a charge of $13.4 million, representing the Class F preferred stock original issuance costs that we paid in 2012.

Net Income Available to Common Stockholders

Net income available to common stockholders was $81.1 million in the second quarter of 2017, compared to $69.0 million in the second quarter of 2016, an increase of $12.1 million.  On a diluted per common share basis, net income was $0.30 in the second quarter of 2017, compared to $0.27 in the second quarter of 2016, an increase of $0.03, or 11.1%.

Net income available to common stockholders was $152.7 million in the first six months of 2017, compared to $132.5 million in the first six months of 2016, an increase of $20.2 million. On a diluted per common share basis, net income was $0.57 in the first six months of 2017, as compared to $0.53 in the first six months of 2016, an increase of $0.04, or 7.5%.

Net income and funds from operations available to common stockholders per share for the first six months of 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 per share. This charge is for the excess in redemption value over the carrying value of the Class F preferred stock and represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2017 were $2.8 million, as compared to gains from the sale of properties of $8.7 million during the second quarter of 2016.  Gains from the sale of properties during the first six months of 2017 were $13.4 million, as compared to gains from the sale of properties of $10.9 million during the first six months of 2016.

Funds from Operations Available to Common Stockholders (FFO)

In the second quarter of 2017, our FFO increased by $26.7 million, or 15.1%, to $203.3 million, compared to $176.6 million in the second quarter of 2016.  On a diluted per common share basis, FFO was $0.75 in the second quarter of 2017 and $0.70 in the second quarter of 2016, an increase of $0.05, or 7.1%.

In the first six months of 2017, our FFO increased by $43.2 million, or 12.4%, to $390.5 million versus $347.3 million in the first six months of 2016.  On a diluted per common share basis, FFO was $1.46 in the first six months of 2017, compared to $1.38 in the first six months of 2016, an increase of $0.08, or 5.8%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the second quarter of 2017, our AFFO increased by $27.5 million, or 15.2%, to $208.4 million, compared to $180.9 million in the second quarter of 2016. On a diluted common share basis, AFFO was $0.76 in the second quarter of 2017 and $0.71 in the second quarter of 2016, an increase of $0.05, or 7.0%.

In the first six months of 2017, our AFFO increased by $52.9 million, or 14.8%, to $409.7 million versus $356.8 million in the first six months of 2016. On a diluted per common share basis, AFFO was $1.53 in the first six months of 2017, compared to $1.42 in the first six months of 2016, an increase of $0.11, or 7.7%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2017, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.02 billion, or approximately 28.4% of our total market capitalization of $21.16 billion.

We define our total market capitalization at June 30, 2017 as the sum of:

•                  Shares of our common stock outstanding of 274,064,985 plus total common units outstanding of 405,204, multiplied by the last reported sales price of our common stock on the NYSE of $55.18 per share on June 30, 2017, or $15.15 billion;

•                  Outstanding borrowings of $648.0 million on our credit facility;

•                  Outstanding mortgages payable of $373.5 million, excluding net mortgage premiums of $5.1 million and deferred financing costs of $262,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $727,000; and

•                  Outstanding senior unsecured notes and bonds of $4.68 billion, excluding unamortized original issuance discounts of $7.3 million and deferred financing costs of $25.3 million.

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

At-the-Market (ATM) Program

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices.  During the first six months of 2017, we issued 935,746 shares and raised approximately $52.4 million under the ATM program.

Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.7 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued.  Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2017, we issued 1,013,412 shares and raised approximately $59.6 million under our DRSPP, of which we issued 927,695 shares and raised $54.7 million under the waiver approval process.

$2.0 Billion Revolving Credit Facility

We have a $2.0 billion unsecured revolving credit facility, or our credit facility, that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2017 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.90%, with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2017, we had a borrowing capacity of $1.35 billion available on our credit facility and an outstanding balance of $648.0 million. The weighted average interest rate on borrowings during the first six months of 2017 was 1.8% per annum. We must comply with various financial and other covenants in our credit facility.  At June 30, 2017, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Mortgage Debt

As of June 30, 2017, we had $373.5 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at June 30, 2017, we had net premiums totaling $5.1 million on these mortgages and deferred financing costs of $262,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first six months of 2017, we made $86.5 million in principal payments, including the repayment of five mortgages in full for $82.9 million.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of June 30, 2017, sorted by maturity date (dollars in millions):

5.375% notes, issued in September 2005 and due in September 2017	$175
2.000% notes, issued in October 2012 and due in January 2018	350
6.750% notes, issued in September 2007 and due in August 2019	550
5.750% notes, issued in June 2010 and due in January 2021	250
3.250% notes, issued in October 2012 and due in October 2022	450
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, issued in March 2017 and due in March 2047	300
Total principal amount	$4,675
Unamortized original issuance discounts and deferred financing costs	(33)
4,642

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

In September 2017, we expect to repay our $175 million 5.375% notes. All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2017. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of June 30, 2017 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.5%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.7%
Debt service and fixed charge coverage (trailing 12 months)(1)	> 1.5 x	4.4x
Maintenance of total unencumbered assets	> 150% of unsecured debt	244.6%

(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2016, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2016, nor does it purport to reflect our debt service coverage ratio for any future period.  Our fixed charge coverage ratio is calculated in exactly the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at June 30, 2017 (in thousands, for trailing twelve months):

Net income attributable to the Company	$339,519
Plus: interest expense	215,842
Plus: provision for taxes	2,831
Plus: depreciation and amortization	475,855
Plus: provisions for impairment	20,178
Plus: pro forma adjustments	53,220
Less: gain on sales of real estate	(24,402)
Income available for debt service, as defined	$1,083,043
Total pro forma debt service charge	$244,418
Debt service and fixed charge coverage ratio	4.4

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2017, we had cash and cash equivalents totaling $10.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2017, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of Baa1 with a “positive” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of June 30, 2017, the facility interest rate as of June 30, 2017 was LIBOR plus 0.90% with a facility commitment fee of 0.15%, for all-in drawn pricing of 1.05% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of June 30, 2017 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2017	$-		$175.0		$-		$38.3		$121.1		$0.8		$6.7		$34.8		$376.7
2018	-		350.0		70.0		21.9		223.3		1.6		13.5		34.7		715.0
2019	648.0		550.0		-		20.7		201.3		1.5		13.4		-		1,434.9
2020	-		-		250.0		82.4		167.8		1.4		13.2		-		514.8
2021	-		250.0		-		66.9		145.8		1.2		12.9		-		476.8
Thereafter	-		3,350.0		-		143.3		875.9		22.1		107.0		-		4,498.3
Totals	$648.0		$4,675.0		$320.0		$373.5		$1,735.2		$28.6		$166.7		$69.5		$8,016.5

(1)  The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2)  Excludes non-cash original issuance discounts recorded on notes payable. The unamortized balance of the original issuance discounts at June 30, 2017 is $7.3 million. Also excludes deferred financing costs of $25.3 million.

(3)  Excludes deferred financing costs of $727,000.

(4)  Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at June 30, 2017, is $5.1 million. Also excludes deferred financing costs of $262,000.

(5)  Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of June 30, 2017 through their respective maturity dates.

(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)  Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)  “Other” consists of $64.3 million of commitments under construction contracts and $5.2 million of commitments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2016, our cash distributions to preferred and common stockholders totaled $637.6 million, or approximately 129.2% of our estimated taxable income of $493.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first six months of 2017 totaled $335.4 million, representing 81.9% of our adjusted funds from operations available to common stockholders of $409.7 million. In comparison, our 2016 cash distributions to common stockholders totaled $610.5 million, representing 82.9% of our adjusted funds from operations available to common stockholders of $736.4 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 21.5% of the distributions to our common stockholders, made or deemed to have been made in 2016, were classified as a return of capital for federal income tax purposes. We estimate that in 2017, between 15% and 22% of the distributions may be classified as a return of capital.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016.

Rental Revenue

Rental revenue was $288.0 million for the second quarter of 2017, as compared to $260.1 million for the second quarter of 2016, an increase of $27.9 million, or 10.7%. The increase in rental revenue in the second quarter of 2017 compared to the second quarter of 2016 is primarily attributable to:

•                  The 114 properties (2.8 million square feet) we acquired in 2017, which generated $6.8 million of rent in the second quarter of 2017;

•                  The 475 properties (7.6 million square feet) we acquired in 2016, which generated $28.7 million of rent in the second quarter of 2017, compared to $5.9 million in the second quarter of 2016, an increase of $22.8 million;

•                  Same store rents generated on 4,302 properties (72.8 million square feet) during the second quarter of 2017 and 2016, increased by $988,000, or 0.4% to $246.9 million from $245.9 million;

•                  A net decrease in straight-line rent and other non-cash adjustments to rent of $1.3 million in the second quarter of 2017 as compared to the second quarter of 2016;

•                  A net decrease of $2.1 million relating to properties sold in the first six months of 2017 and during 2016; and

•                  A net increase of $801,000 relating to the aggregate of (i) rental revenue from properties (107 properties comprising 1.5 million square feet) that were available for lease during part of 2017 or 2016, (ii) rental revenue for six properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $4.1 million in the second quarter of 2017, compared to $3.3 million in the second quarter of 2016.

Rental revenue was $573.9 million for the first six months of 2017, as compared to $516.9 million for the first six months of 2016, an increase of $57.0 million, or 11.0%. The increase in rental revenue in the first six months of 2017 compared to the first six months of 2016 is primarily attributable to:

•                  The 114 properties (2.8 million square feet) we acquired in the first six months of 2017, which generated $7.3 million of rent in the first six months of 2017;

•                  The 475 properties (7.6 million square feet) we acquired in 2016, which generated $57.2 million of rent in the first six months of 2017, compared to $6.8 million in the first six months of 2016, an increase of $50.4 million;

•                  Same store rents generated on 4,302 properties (72.8 million square feet) during the first six months of 2017 and 2016, increased by $5.1 million or 1.0%, to $496.5 million from $491.4 million;

•                  A net decrease in straight-line rent and other non-cash adjustments to rent of $1.6 million in the first six months of 2017 as compared to the first six months of 2016;

•                  A net decrease of $4.7 million relating to properties sold in the first six months of 2017 and during 2016 that were reported in continuing operations; and

•                  A net increase of $305,000 relating to the aggregate of (i) rental revenue from properties (107 properties comprising 1.5 million square feet) that were available for lease during part of 2017 or 2016, (ii) rental revenue for six properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $7.6 million in the first six months of 2017 compared to $7.3 million in the first six months of 2016.

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

Of the 5,028 properties in the portfolio at June 30, 2017, 5,000, or 99.4%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,000 single-tenant properties, 4,925, or 98.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.6 years at June 30, 2017. Of our 4,925 leased single-tenant properties, 4,384 or 89.0% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index (typically subject to ceilings);

•                  Percentage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $443,000 in the second quarter of 2017, and $1.6 million in the second quarter of 2016. Percentage rent was $3.9 million in the first six months of 2017, and $3.2 million in the first six months of 2016.  Percentage rent in the first six months of 2017 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2017.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2017, our portfolio of 5,028 properties was 98.5% leased with 76 properties available for lease, as compared to 98.3% leased, with 84 properties available for lease at December 31, 2016, and 98.0% leased with 95 properties available for lease at June 30, 2016. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses were $11.8 million in the second quarter of 2017, compared to $11.1 million in the second quarter of 2016, and $23.0 million in the first six months of 2017, compared to $20.2 million in the first six months of 2016. The increase in tenant reimbursements is primarily due to acquisitions.

Other Revenue

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $365,000 in the second quarter of 2017, compared to $(129,000) in the second quarter of 2016, and $1.3 million in the six months ended June 30, 2017, compared to $1.1 million in the same period of 2016.

Depreciation and Amortization

Depreciation and amortization was $123.1 million for the second quarter of 2017, compared to $110.3 million for the second quarter of 2016. Depreciation and amortization was $244.2 million for the first six months of 2017, compared to $218.3 million for the first six months of 2016. The increase in depreciation and amortization in the first six months of 2017 was primarily due to the acquisition of properties in 2016 and the first six months of 2017, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$60,714	$53,198	$116,772	$106,368
Credit facility commitment fees	758	758	1,508	1,517
Amortization of credit facility origination costs and deferred financing costs	2,351	2,107	4,664	4,229
Loss (gain) on interest rate swaps	470	2,109	(859)	7,886
Dividend on preferred shares subject to redemption	-	-	2,257	-
Amortization of net mortgage premiums	(609)	(754)	(1,240)	(1,855)
Capital lease obligation	77	77	155	155
Interest capitalized	(82)	(86)	(272)	(212)
Interest expense	$63,679	$57,409	$122,985	$118,088

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$5,883,340	$4,963,248	$5,797,800	$4,909,826
Average interest rates	4.09%	4.20%	3.98%	4.24%

The increase in interest expense for the first six months of 2017 is primarily due to the March 2017 issuance of our 2047 and 2026 Notes and the dividends that accrued subsequent to the March 2017 notice of redemption date for the Class F preferred stock that were recorded to interest expense, partially offset by lower outstanding debt balances on mortgages payable as a result of the payoff of mortgages in 2016 and the first six months of 2017.

Each quarter we adjust the carrying value of our interest rate swaps to fair value. Changes in the fair value of our interest rate swaps are recorded directly to interest expense. We recorded a gain on interest rate swaps of $859,000 during the first six months 2017 and a loss on interest rate swaps of $7.9 million during the first six months of 2016.

At June 30, 2017, the weighted average interest rate on our:

•                  Term loans outstanding of $320.0 million (excluding deferred financing costs of $727,000) was 2.2%;

•                  Mortgages payable of $373.5 million (excluding net premiums totaling $5.1 million and deferred financing costs of $262,000 on these mortgages) was 5.1%;

•                  Credit facility outstanding borrowings of $648.0 million was 2.1%;

•                  Notes and bonds payable of $4.68 billion (excluding unamortized original issue discounts of $7.3 million and deferred financing costs of $25.3 million) was 4.4%; and

•                  Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $6.02 billion was 4.1%.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million to $15.8 million in the second quarter of 2017, compared to $14.0 million in the second quarter of 2016. General and administrative expenses increased by $3.0 million to $29.3 million for the first six months of 2017, compared to $26.3 million in the first six months of 2016. This increase was primarily due to more employees, higher compensation costs, and increased health insurance costs. Included in general and administrative expenses are acquisition transaction costs of $210,000 for the first six months of 2017 and $85,000 for the first six months of 2016. In July 2017, we had 155 employees, as compared to 133 employees in July 2016.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2017	2016	2017	2016
General and administrative expenses	$15,781	$13,985	$29,346	$26,304
Total revenue(1)	288,414	259,927	575,210	517,938
General and administrative expenses as a percentage of total revenue	5.5%	5.4%	5.1%	5.1%

(1) Excludes tenant reimbursements revenue.

Property Expenses (including tenant reimbursable expenses)

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2017, 76 properties were available for lease, as compared to 84 at December 31, 2016 and 95 at June 30, 2016.

Property expenses were $16.5 million (including $11.8 million in reimbursable expenses) in the second quarter of 2017, and $14.7 million (including $11.1 million in reimbursable expenses) in the second quarter of 2016. Property expenses were $35.6 million (including $23.0 million in reimbursable expenses) in the first six months of 2017 and $29.8 million (including $20.2 million in reimbursable expenses) in the first six months of 2016. The increase in gross property expenses in the first six months of 2017 is primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursement primarily due to our acquisitions during 2016 and the first six months of 2017. We also incurred higher gross property expenses as a result of maintenance and utilities, property taxes, insurance, and bad debt expense on vacant properties.

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands	2017	2016	2017	2016
Property expenses net of tenant reimbursements	$4,730	$3,559	$12,576	$9,559
Total revenue(1)	288,414	259,927	575,210	517,938
Property expenses net of tenant reimbursements as a percentage of total revenue	1.6%	1.4%	2.2%	1.8%

(1) Excludes tenant reimbursements revenue, as well as gain on sales.

Income Taxes

Income taxes were $441,000 in the second quarter of 2017, as compared to $953,000 in the second quarter of 2016. Income taxes were $1.5 million in the first six months of 2017 and $1.9 million in the first six months of 2016. These amounts are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

For the second quarter of 2017, we recorded total provisions for impairment of $2.3 million on two properties classified as held for sale, one property classified as held for investment, and four sold properties. For the first six months of 2017, we recorded total provisions for impairment of $7.7 million on two properties classified as held for sale, six properties classified as held for investment, and seven sold properties. For the second quarter of 2016, we recorded total provisions for impairment of $6.3 million on eleven sold properties. For the first six months of 2016, we recorded total provisions for impairment of $8.2 million on 18 sold properties.

Gain on Sales of Real Estate

During the second quarter of 2017, we sold 15 properties for $12.8 million, which resulted in a gain of $2.8 million. During the first six months of 2017, we sold 29 properties for $44.0 million, which resulted in a gain of $13.4 million.

In comparison, during the second quarter of 2016, we sold 16 properties for $24.5 million, which resulted in a gain of $8.7 million. During the first six months of 2016, we sold 27 properties for $35.5 million, which resulted in a gain of $10.9 million.

Preferred Stock Dividends

Preferred stock dividends totaled $3.9 million in the first six months of 2017.  Additionally, in April 2017, we paid a final dividend on our Class F preferred stock of $1.7 million, which was recorded to interest expense.  Preferred stock dividends totaled $6.8 million in the second quarter of 2016 and $13.5 million in the first six months of 2016.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed

When we issued the irrevocable notice of redemption on our Class F preferred stock in March 2017, we incurred a non-cash charge of $13.4 million for the excess of redemption value over the carrying value in the first six months of 2017. The non-cash charge represents the Class F preferred stock original issuance cost that was paid in 2012.

Net Income Available to Common Stockholders

Net income available to stockholders was $81.1 million in the second quarter of 2017, compared to $69.0 million in the second quarter of 2016, an increase of $12.1 million. On a diluted per common share basis, net income was $0.30 in the second quarter of 2017, compared to $0.27 in the second quarter of 2016, an increase of $0.03, or 11.1%.

Net income available to common stockholders was $152.7 million in the first six months of 2017, compared to $132.5 million in the first six months of 2016, an increase of $20.2 million. On a diluted per common share basis, net income was $0.57 in the first six months of 2017, as compared to $0.53 in the first six months of 2016, an increase of $0.04, or 7.5%.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2017 were $2.8 million, as compared to gains from the sale of properties of $8.7 million during the second quarter of 2016.  Gains from the sale of properties during the first six months of 2017 were $13.4 million, as compared to gains from the sale of properties of $10.9 million during the first six months of 2016.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA, a non-GAAP financial measure, means, for the most recent quarter, earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) depreciation and amortization, (iv) impairment losses, and (v) gain on sales of real estate. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA reported by other companies that interpret the definitions of Adjusted EBITDA differently than we do. Management believes Adjusted EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDA metric is meaningful because it represents the Company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDA is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDA should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to Adjusted EBITDA, which is used by management as a measure of leverage, is calculated by annualizing quarterly Adjusted EBITDA and then dividing by our total debt per the consolidated balance sheet.

	Three months ended
	June 30, 2017
Dollars in thousands	2017	2016
Net income	$81,259	$76,068
Interest	63,679	57,409
Income taxes	441	953
Depreciation and amortization	123,089	110,342
Impairment loss	2,274	6,269
Gain on sales of real estate	(2,839)	(8,658)
Quarterly Adjusted EBITDA	$267,903	$242,383

Annualized Adjusted EBITDA(1)	$1,071,612	$969,532
Total Debt per Consolidated Balance Sheets	$5,988,048	$4,947,604
Debt/Adjusted EBITDA	5.6	5.1

(1) We calculate Annualized Adjusted EBITDA by multiplying the Quarterly Adjusted EBITDA by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2017 increased by $26.7 million, or 15.1%, to $203.3 million, compared to $176.6 million in the second quarter of 2016. On a diluted common share basis, FFO was $0.75 in the second quarter of 2017, compared to $0.70 in the second quarter of 2016, an increase of $0.05, or 7.1%.

In the first six months of 2017, our FFO increased by $43.2 million, or 12.4%, to $390.5 million, compared to $347.3 million in the first six months of 2016.  On a diluted per common share basis, FFO was $1.46 in the first six months of 2017, compared to $1.38 in the first six months of 2016, an increase of $0.08, or 5.8%.

FFO per share for the first six months of 2017 was impacted by a $13.4 million non-cash redemption charge on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 per share. This charge is based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

		Three months ended		Six months ended
		June 30,		June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$81,136	$69,045	$152,722	$132,518
Depreciation and amortization	123,089	110,342	244,186	218,275
Depreciation of furniture, fixtures and equipment	(150)	(195)	(307)	(388)
Provisions for impairment	2,274	6,269	7,706	8,192
Gain on sales of real estate	(2,839)	(8,658)	(13,371)	(10,948)
FFO adjustments allocable to noncontrolling interests	(238)	(155)	(453)	(373)
FFO available to common stockholders (1)	$203,272	$176,648	$390,483	$347,276
FFO allocable to dilutive noncontrolling interests	282	407	438	-
Diluted FFO	$203,554	$177,055	$390,921	$347,276

FFO per common share, basic and diluted (2)	$0.75	$0.70	$1.46	$1.38

Distributions paid to common stockholders	$172,874	$151,236	$335,380	$298,581

FFO available to common stockholders in excess of distributions paid to common stockholders	$30,398	$25,412	$55,103	$48,695

Weighted average number of common shares used for computation per share:
Basic	272,588,332	253,375,546	268,024,691	251,792,989
Diluted (2)	273,187,669	254,254,243	268,569,855	252,073,685

(1)          Diluted FFO for the quarters ended June 30, 2017 and 2016, and the six months ended June 30, 2017 include FFO allocable to dilutive noncontrolling interests. Noncontrolling interests were anti-dilutive for the six months ended June 30, 2016.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2017 increased by $27.5 million, or 15.2%, to $208.4 million, compared to $180.9 million in the second quarter of 2016. On a diluted common share basis, AFFO was $0.76 in the second quarter of 2017, compared to $0.71 in the second quarter of 2016, an increase of $0.05, or 7.0%.

In the first six months of 2017, our AFFO increased by $52.9 million, or 14.8%, to $409.7 million, compared to $356.8 million in the first six months of 2016. On a diluted per common share basis, AFFO was $1.53 in the first six months of 2017, compared to $1.42 in the first six months of 2016, an increase of $0.11, or 7.7%.

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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$81,136	$69,045	$152,722	$132,518
Cumulative adjustments to calculate FFO (1)	122,136	107,603	237,761	214,758
FFO available to common stockholders	203,272	176,648	390,483	347,276
Excess of redemption value over carrying value of Class F preferred share redemption	-	-	13,373	-
Amortization of share-based compensation	4,462	3,947	7,215	6,552
Amortization of deferred financing costs (2)	1,317	1,299	2,804	2,598
Amortization of net mortgage premiums	(609)	(754)	(1,240)	(1,855)
Loss (gain) on interest rate swaps	470	2,109	(859)	7,886
Leasing costs and commissions	(349)	(86)	(759)	(277)
Recurring capital expenditures	(24)	(174)	(365)	(246)
Straight-line rent	(4,271)	(4,323)	(7,554)	(9,474)
Amortization of above and below-market leases	4,049	2,143	6,481	4,195
Other adjustments (3)	71	67	144	138
Total AFFO available to common stockholders	$208,388	$180,876	$409,723	$356,793
AFFO allocable to dilutive noncontrolling interests	292	189	586	428
Diluted AFFO	$208,680	$181,065	$410,309	$357,221

AFFO per common share, basic and diluted (4)	$0.76	$0.71	$1.53	$1.42

Distributions paid to common stockholders	$172,874	$151,236	$335,380	$298,581

AFFO available to common stockholders in excess of distributions paid to common stockholders	$35,514	$29,640	$74,343	$58,212

Weighted average number of common shares used for computation per share:
Basic	272,588,332	253,375,546	268,024,691	251,792,989
Diluted (4)	273,187,669	253,937,221	268,658,037	252,378,957

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2017, we owned a diversified portfolio:

•                  Of 5,028 properties;

•                  With an occupancy rate of 98.5%, or 4,952 properties leased and 76 properties available for lease;

•                  Leased to 250 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 85.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,970 square feet; approximately 11,770 square feet per retail property and 217,590 square feet per industrial property.

At June 30, 2017, of our 5,028 properties, 4,952 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At June 30, 2017, our 250 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 270 additional tenants, representing approximately 5% of our annualized revenue at June 30, 2017, which brings our total tenant count to 520 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2017	2016	2015	2014	2013	2012
Retail industries
Apparel stores	1.7%	1.9%	2.0%	2.0%	1.9%	1.7%
Automotive collision services	0.9	1.0	1.0	0.8	0.8	1.1
Automotive parts	1.2	1.3	1.4	1.3	1.2	1.0
Automotive service	2.2	1.9	1.9	1.8	2.1	3.1
Automotive tire services	2.6	2.7	2.9	3.2	3.6	4.7
Book stores	*	*	*	*	*	0.1
Child care	1.7	1.9	2.0	2.2	2.8	4.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.5
Convenience stores	9.4	8.7	9.2	10.1	11.2	16.3
Crafts and novelties	0.5	0.5	0.5	0.5	0.5	0.3
Dollar stores	7.9	8.6	8.9	9.6	6.2	2.2
Drug stores	11.0	11.2	10.6	9.5	8.1	3.5
Education	0.3	0.3	0.3	0.4	0.4	0.7
Entertainment	0.4	0.5	0.5	0.5	0.6	0.9
Equipment services	*	0.1	0.1	0.1	0.1	0.1
Financial services	2.1	1.4	1.3	1.4	1.5	0.2
General merchandise	1.6	1.5	1.4	1.2	1.1	0.6
Grocery stores	4.7	3.1	3.0	3.0	2.9	3.7
Health and fitness	7.6	8.1	7.7	7.0	6.3	6.8
Health care	0.9	0.9	1.0	1.1	1.1	-
Home furnishings	0.8	0.7	0.7	0.7	0.9	1.0
Home improvement	2.4	2.5	2.4	1.7	1.6	1.5
Jewelry	0.1	0.1	0.1	0.1	0.1	-
Motor vehicle dealerships	2.0	1.9	1.6	1.6	1.6	2.1
Office supplies	0.3	0.3	0.3	0.4	0.5	0.8
Pet supplies and services	0.6	0.6	0.7	0.7	0.8	0.6
Restaurants - casual dining	3.7	3.9	3.8	4.3	5.1	7.3
Restaurants - quick service	5.0	4.9	4.2	3.7	4.4	5.9
Shoe stores	0.5	0.5	0.5	0.1	0.1	0.1
Sporting goods	1.6	1.6	1.8	1.6	1.7	2.5
Telecommunications	*	*	-	-	-	-
Theaters	4.6	4.9	5.1	5.3	6.2	9.4
Transportation services	0.1	0.1	0.1	0.1	0.1	0.2
Wholesale clubs	3.3	3.6	3.8	4.1	3.9	3.2
Other	*	*	*	*	0.1	0.1
Retail industries	82.0%	81.5%	81.1%	80.4%	79.8%	86.7%

*           Less than 0.1%

(1)      Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Industry Diversification (continued)

Percentage of Rental Revenue(1)
	For the
	Quarter Ended	For the Years Ended
	June 30,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2017	2016	2015	2014	2013	2012
Non-retail industries
Aerospace	0.9%	1.0%	1.1%	1.2%	1.2%	0.9%
Beverages	2.7	2.6	2.7	2.8	3.3	5.1
Consumer appliances	0.4	0.5	0.6	0.5	0.6	0.1
Consumer goods	0.9	0.9	0.9	0.9	1.0	0.1
Crafts and novelties	*	0.1	0.1	0.1	0.1	-
Diversified industrial	0.9	0.9	0.8	0.5	0.2	0.1
Electric utilities	0.1	0.1	0.1	0.1	*	-
Equipment services	0.4	0.5	0.4	0.5	0.4	0.3
Financial services	0.4	0.4	0.4	0.4	0.5	0.4
Food processing	1.0	1.1	1.2	1.4	1.5	1.3
General merchandise	0.3	0.3	0.3	0.3	-	-
Government services	1.0	1.1	1.2	1.3	1.4	0.1
Health care	0.6	0.6	0.7	0.7	0.8	*
Home furnishings	0.1	0.1	0.2	0.2	0.2	-
Insurance	0.1	0.1	0.1	0.1	0.1	*
Machinery	0.1	0.1	0.1	0.2	0.2	0.1
Other manufacturing	0.8	0.8	0.7	0.7	0.6	-
Packaging	0.9	0.8	0.8	0.8	0.9	0.7
Paper	0.1	0.1	0.1	0.1	0.2	0.1
Shoe stores	0.2	0.2	0.2	0.8	0.9	-
Telecommunications	0.6	0.6	0.7	0.7	0.7	0.8
Transportation services	5.4	5.4	5.3	5.1	5.3	2.2
Other	0.1	0.2	0.2	0.2	0.1	1.0
Non-retail industries	18.0%	18.5%	18.9%	19.6%	20.2%	13.3%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*           Less than 0.1%

(1)        Includes rental revenue for all properties owned at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of June 30, 2017 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	June 30, 2017	(1)	Revenue
Retail	4,856	57,167,500	$229,490		79.7%
Industrial	113	24,587,900	36,903		12.8
Office	44	3,403,200	14,966		5.2
Agriculture	15	184,500	6,511		2.3
Totals	5,028	85,343,100	$287,870		100.0%

(1)         Includes rental revenue for all properties owned at June 30, 2017.  Excludes revenue of $179 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at June 30, 2017:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	203	6.7%
FedEx	43	5.3%
LA Fitness	52	4.1%
Dollar General	525	4.0%
Dollar Tree / Family Dollar	456	3.6%
AMC Theatres	24	2.8%
Circle K (Couche-Tard)	298	2.6%
Walmart / Sam’s Club	40	2.4%
Treasury Wine Estates	17	2.3%
BJ’s Wholesale Club	15	2.3%
CVS Pharmacy	70	1.9%
Super America / Western Refining (Tesoro)	134	1.9%
GPM Investments / Fas Mart	216	1.8%
Regal Cinemas	22	1.8%
Rite Aid	69	1.8%
7-Eleven	111	1.8%
Life Time Fitness	9	1.7%
TBC Corporation (Sumitomo)	158	1.6%
Kroger	13	1.3%
NPC International	189	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the 4,856 retail properties included in our 5,028 total properties owned at June 30, 2017, classified according to the business types and the level of services they provide at the property level (dollars in thousands):

	Number of	Retail Rental Revenue		Percentage of
	Retail	for the Quarter Ended		Retail Rental
	Properties	June 30, 2017	(1)	Revenue
Tenants Providing Services
Automotive collision services	54	$2,721		1.2%
Automotive service	262	6,272		2.7
Child care	197	4,841		2.1
Education	14	836		0.4
Entertainment	11	1,232		0.6
Equipment services	2	111		*
Financial services	227	6,152		2.7
Health and fitness	91	21,789		9.5
Health care	27	1,135		0.5
Telecommunications	1	6		*
Theaters	48	13,114		5.7
Transportation services	2	229		0.1
Other	7	77		*
	943	58,515		25.5
Tenants Selling Goods and Services
Automotive parts (with installation)	68	1,610		0.7
Automotive tire services	193	7,616		3.3
Convenience stores	866	26,833		11.7
Motor vehicle dealerships	29	5,755		2.5
Pet supplies and services	12	738		0.3
Restaurants - casual dining	320	10,040		4.4
Restaurants - quick service	592	14,507		6.3
	2,080	67,099		29.2
Tenants Selling Goods
Apparel stores	30	5,002		2.2
Automotive parts	84	1,917		0.8
Book stores	1	104		*
Consumer electronics	9	843		0.4
Crafts and novelties	14	1,363		0.6
Dollar stores	981	22,757		9.9
Drug stores	336	30,153		13.1
General merchandise	80	4,345		1.9
Grocery stores	100	13,523		5.9
Home furnishings	58	2,271		1.0
Home improvement	60	6,372		2.8
Jewelry	4	175		0.1
Office supplies	9	727		0.3
Shoe stores	2	182		0.1
Sporting goods	33	4,729		2.1
Wholesale clubs	32	9,413		4.1
	1,833	103,876		45.3
Total Retail Properties	4,856	$229,490		100.0%

* Less than 0.1%

(1)                 Includes rental revenue for all retail properties owned at June 30, 2017.  Excludes revenue of $58,380 from non-retail properties and $179 from sold properties.

Lease Expirations

The following table sets forth certain information regarding our property portfolio regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) on our 4,925 net leased, single-tenant properties and their contribution to rental revenue for the quarter ended June 30, 2017 (dollars in thousands):

Total Portfolio(1)
	Expiring		Approx.			% of
	Leases		Leasable	Rental		Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	(2)	Revenue

2017	72	2	1,163,600	$2,354		0.8%
2018	266	6	2,904,900	9,050		3.2
2019	262	10	3,906,000	13,596		4.8
2020	209	10	4,086,400	12,927		4.6
2021	294	12	5,342,800	15,198		5.4
2022	331	17	8,547,900	18,148		6.4
2023	393	20	6,783,200	23,228		8.2
2024	200	12	4,493,300	12,618		4.5
2025	327	14	5,277,400	20,238		7.2
2026	319	5	4,593,800	15,545		5.5
2027	528	4	5,967,500	20,601		7.3
2028	295	8	6,737,700	17,675		6.3
2029	402	7	7,559,300	21,226		7.5
2030	84	13	2,541,700	14,495		5.1
2031	274	25	5,333,000	23,979		8.5
2032 - 2043	499	5	8,006,700	41,686		14.7
Totals	4,755	170	83,245,200	$282,564		100.0%

*             Less than 0.1%

(1)          Excludes 28 multi-tenant properties and 76 vacant properties, one of which is a vacant, multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Excludes revenue of $5,306 from 28 multi-tenant properties and from 76 vacant properties at June 30, 2017, and $179 from sold properties.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2017 (dollars in thousands):

			Approximate	Rental Revenue for		Percentage of
	Number of	Percent	Leasable	the Quarter Ended		Rental
State	Properties	Leased	Square Feet	June 30, 2017	(1)	Revenue
Alabama	160	98%	1,412,600	$5,584		1.9%
Alaska	3	67	275,900	194		0.1
Arizona	108	99	1,624,100	6,446		2.2
Arkansas	55	100	816,500	1,813		0.6
California	185	99	5,371,900	26,862		9.3
Colorado	81	100	1,236,100	4,468		1.6
Connecticut	22	100	521,000	2,543		0.9
Delaware	18	100	93,000	718		0.2
Florida	373	99	4,073,400	16,325		5.7
Georgia	250	98	3,759,900	12,409		4.3
Idaho	12	100	87,000	420		0.1
Illinois	235	99	5,621,500	17,529		6.1
Indiana	172	99	2,106,200	8,890		3.1
Iowa	42	93	2,978,500	4,435		1.5
Kansas	91	97	1,842,900	4,792		1.7
Kentucky	62	98	1,368,400	4,011		1.4
Louisiana	97	97	1,340,800	4,112		1.4
Maine	15	100	174,700	1,121		0.4
Maryland	35	94	859,000	4,354		1.5
Massachusetts	81	98	770,600	3,818		1.3
Michigan	163	98	1,689,000	6,334		2.2
Minnesota	160	99	1,978,900	9,762		3.4
Mississippi	144	94	1,654,800	4,643		1.6
Missouri	142	98	2,875,900	8,861		3.1
Montana	11	100	87,000	509		0.2
Nebraska	38	100	806,500	2,182		0.8
Nevada	22	95	413,000	1,304		0.5
New Hampshire	19	100	315,800	1,490		0.5
New Jersey	71	99	834,400	4,700		1.6
New Mexico	31	100	348,500	994		0.3
New York	95	100	2,545,500	13,061		4.5
North Carolina	175	99	2,382,600	7,743		2.7
North Dakota	6	100	115,400	211		0.1
Ohio	248	99	6,579,900	14,967		5.2
Oklahoma	133	98	1,651,700	4,623		1.6
Oregon	28	100	593,300	2,299		0.8
Pennsylvania	166	99	1,944,000	8,208		2.9
Rhode Island	4	100	161,600	839		0.3
South Carolina	157	99	1,419,200	6,436		2.2
South Dakota	15	100	195,200	409		0.1
Tennessee	225	97	3,333,100	8,887		3.1
Texas	493	99	9,287,800	26,659		9.3
Utah	22	100	970,600	2,265		0.8
Vermont	5	100	98,000	486		0.2
Virginia	169	97	3,114,700	8,239		2.9
Washington	43	98	733,400	2,742		1.0
West Virginia	16	100	381,200	1,106		0.4
Wisconsin	120	100	2,415,100	6,628		2.3
Wyoming	6	100	54,700	290		0.1
Puerto Rico	4	100	28,300	149		*
Totals\Average	5,028	98%	85,343,100	$287,870		100.0%

*              Less than 0.1%

(1)           Includes rental revenue for all properties owned at June 30, 2017.  Excludes revenue of $179 from sold properties.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2017. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2017	$213.0	5.61%	$0.3	3.11%
2018	365.3	2.15	76.6	2.36
2019	554.5	6.74	664.2	2.14
2020	82.2	4.99	250.2	2.18
2021	310.1	5.72	6.8	3.35
Thereafter	3,478.4	4.11	14.9	3.15
Totals (1)	$5,003.5	4.44%	$1,013.0	2.19%
Fair Value (2)	$5,231.2		$1,012.1

(1)                        Excludes net premiums recorded on mortgages payable, original issuance discounts recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans. At June 30, 2017, the unamortized balance of net premiums on mortgages payable is $5.1 million, the unamortized balance of original issue discounts on notes payable is $7.3 million, and the balance of deferred financing costs on mortgages payable is $262,000, on notes payable is $25.3 million, and on term loans is $727,000.

(2)                        We base the estimated fair value of the fixed rate senior notes and bonds at June 30, 2017 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2017 on the relevant Treasury yield curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at June 30, 2017.

The table incorporates only those exposures that exist as of June 30, 2017. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except four mortgages with principal balances totaling $45.1 million at June 30, 2017 have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.6 million at June 30, 2017. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $648.0 million at June 30, 2017, a 1% change in interest rates would change our interest rate costs by $6.5 million per year.

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

As of and for the quarter ended June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There were no changes to our internal control over financial reporting that occurred during the quarter ended  June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•                  86 shares of stock, at a price of $59.53, in April 2017;

•                  198 shares of stock, at a weighted average price of $56.51, in May 2017; and

•                  309 shares of stock, at a weighted average price of $55.78, in June 2017.

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

10.2                       Amended and Restated Employment Agreement dated February 14, 2017 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.3                       Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 27, 2017	/s/ SEAN P. NUGENT
Sean P. Nugent
Vice President, Controller
(Principal Accounting Officer)