Form 10-Q
period 2018-03-31
REALTY INCOME CORP
filed 2018-05-09
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018, or

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

There were 284,387,217 shares of common stock outstanding as of May 2, 2018.

REALTY INCOME CORPORATION

Index to Form 10-Q

March 31, 2018

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(dollars in thousands, except per share data)

	2018	2017
ASSETS	(unaudited)
Real estate, at cost:
Land	$4,259,909	$4,080,400
Buildings and improvements	11,145,329	10,936,069
Total real estate, at cost	15,405,238	15,016,469
Less accumulated depreciation and amortization	(2,433,678)	(2,346,644)
Net real estate held for investment	12,971,560	12,669,825
Real estate held for sale, net	29,953	6,674
Net real estate	13,001,513	12,676,499
Cash and cash equivalents	20,627	6,898
Accounts receivable, net	125,690	119,533
Acquired lease intangible assets, net	1,262,252	1,194,930
Goodwill	14,943	14,970
Other assets, net	49,068	45,336
Total assets	$14,474,093	$14,058,166

LIABILITIES AND EQUITY
Distributions payable	$62,904	$60,799
Accounts payable and accrued expenses	92,379	109,523
Acquired lease intangible liabilities, net	303,204	268,796
Other liabilities	123,705	116,869
Line of credit payable	1,082,000	110,000
Term loans, net	319,441	445,286
Mortgages payable, net	313,173	325,941
Notes payable, net	4,879,628	5,230,244
Total liabilities	7,176,434	6,667,458

Commitments and contingencies

Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 284,380,175 shares issued and outstanding as of March 31, 2018 and 284,213,685 shares issued and outstanding as of December 31, 2017	9,625,200	9,624,264
Distributions in excess of net income	(2,357,220)	(2,252,763)
Total stockholders’ equity	7,267,980	7,371,501
Noncontrolling interests	29,679	19,207
Total equity	7,297,659	7,390,708
Total liabilities and equity	$14,474,093	$14,058,166

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2018 and 2017

(dollars in thousands, except per share data) (unaudited)

	Three months ended
	March 31,
	2018	2017
REVENUE
Rental	$306,548	$285,821
Tenant reimbursements	11,300	11,229
Other	447	975
Total revenue	318,295	298,025

EXPENSES
Depreciation and amortization	131,103	121,097
Interest	59,415	59,305
General and administrative	15,684	13,565
Property (including reimbursable)	16,552	19,075
Income taxes	1,223	1,047
Provisions for impairment	14,221	5,433
Total expenses	238,198	219,522
Gain on sales of real estate	3,218	10,532
Net income	83,315	89,035
Net income attributable to noncontrolling interests	(152)	(165)
Net income attributable to the Company	83,163	88,870
Preferred stock dividends	-	(3,911)
Excess of redemption value over carrying value of preferred shares redeemed	-	(13,373)
Net income available to common stockholders	$83,163	$71,586

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.29	$0.27

Weighted average common shares outstanding:

Basic	283,917,418	263,340,491

Diluted	284,345,328	263,934,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

(dollars in thousands) (unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,315	$89,035
Adjustments to net income:
Depreciation and amortization	131,103	121,097
Amortization of share-based compensation	3,662	2,753
Non-cash revenue adjustments	(1,544)	(1,343)
Amortization of net premiums on mortgages payable	(459)	(630)
Amortization of deferred financing costs	1,652	2,390
Gain on interest rate swaps	(2,007)	(1,330)
Gain on sales of real estate	(3,218)	(10,532)
Provisions for impairment on real estate	14,221	5,433
Change in assets and liabilities
Accounts receivable and other assets	(2,473)	3,027
Accounts payable, accrued expenses and other liabilities	(10,723)	6,119
Net cash provided by operating activities	213,529	216,019
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(498,448)	(374,573)
Improvements to real estate, including leasing costs	(8,940)	(3,749)
Proceeds from sales of real estate	13,779	31,232
Insurance proceeds received	1,184	-
Collection of loans receivable	32	30
Non-refundable escrow deposits for pending acquisitions	(442)	-
Net cash used in investing activities	(492,835)	(347,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(185,556)	(162,506)
Cash dividends to preferred stockholders	-	(6,168)
Borrowings on line of credit	1,058,000	79,000
Payments on line of credit	(86,000)	(1,199,000)
Principal payment on term loan	(125,866)	-
Proceeds from notes and bonds payable issued	-	711,812
Principal payment on notes payable	(350,000)	-
Principal payments on mortgages payable	(12,323)	(2,120)
Proceeds from common stock offerings, net	-	705,012
Proceeds from dividend reinvestment and stock purchase plan	2,346	56,991
Distributions to noncontrolling interests	(313)	(631)
Debt issuance costs	-	(6,614)
Other items, including shares withheld upon vesting	(6,542)	(5,417)
Net cash provided by financing activities	293,746	170,359
Net increase in cash, cash equivalents and restricted cash	14,440	39,318
Cash, cash equivalents and restricted cash, beginning of period	12,142	15,681
Cash, cash equivalents and restricted cash, end of period	$26,582	$54,999

For supplemental disclosures, see note 16.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

1.                           Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2018, we owned 5,326 properties, located in 49 states and Puerto Rico, containing over 90.3 million leasable square feet.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own.  Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 11).  We have no unconsolidated investments.

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

D.  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU, as amended by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU, which is effective for interim and annual periods beginning after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. We adopted this standard effective as of January 1, 2018 and utilized the cumulative effect transition method of adoption. The adoption of this guidance did not have a material impact on our financial position or results of operations.

E.  In February 2016, FASB issued ASU 2016-02 (Topic 842, Leases), as clarified and amended by ASU 2018-01, which amended Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The amendments included in this topic are effective, for interim and annual periods beginning after December 15, 2018. We plan to adopt this standard when it becomes effective beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets

A. Acquired lease intangible assets, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2018	2017
Acquired in-place leases	$1,290,704	$1,272,897
Accumulated amortization of acquired in-place leases	(470,345)	(444,221)
Acquired above-market leases	572,687	487,933
Accumulated amortization of acquired above-market leases	(130,794)	(121,679)
	$1,262,252	$1,194,930

	March 31,	December 31,
B. Other assets, net, consist of the following (dollars in thousands) at:	2018	2017
Prepaid expenses	$16,237	$12,851
Non-refundable escrow deposits for pending acquisitions	7,942	7,500
Corporate assets, net	5,991	6,074
Impounds related to mortgages payable	5,923	4,565
Notes receivable issued in connection with property sales	5,235	5,267
Receivable for property rebuilds	4,051	3,919
Credit facility origination costs, net	3,638	4,366
Restricted escrow deposits	32	679
Other items	19	115
	$49,068	$45,336

C. Distributions payable consist of the following declared distributions	March 31,	December 31,
(dollars in thousands) at:	2018	2017
Common stock distributions	$62,775	$60,713
Noncontrolling interests distributions	129	86
	$62,904	$60,799

D. Accounts payable and accrued expenses consist of the following	March 31,	December 31,
(dollars in thousands) at:	2018	2017
Notes payable - interest payable	$50,313	$64,058
Property taxes payable	14,952	11,718
Mortgages, term loans, credit line - interest payable and interest rate swaps	3,742	2,360
Accrued costs on properties under development	1,775	2,681
Other items	21,597	28,706
	$92,379	$109,523

E. Acquired lease intangible liabilities, net, consist of the following	March 31,	December 31,
(dollars in thousands) at:	2018	2017
Acquired below-market leases	$380,586	$340,906
Accumulated amortization of acquired below-market leases	(77,382)	(72,110)
	$303,204	$268,796

F. Other liabilities consist of the following	March 31,	December 31,
(dollars in thousands) at:	2018	2017
Rent received in advance and other deferred revenue	$111,997	$105,284
Security deposits	6,304	6,259
Capital lease obligations	5,404	5,326
	$123,705	$116,869

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions During the First Three Months of 2018 and 2017

During the first three months of 2018, we invested $509.8 million in 174 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.2%. The 174 new properties and properties under development or expansion are located in 27 states, will contain approximately 954,000 leasable square feet, and are 100% leased with a weighted average lease term of 14.0 years. The tenants occupying the new properties operate in 12 industries and are 100% retail properties, based on rental revenue.  None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at March 31, 2018.

The $509.8 million invested during the first three months of 2018 was allocated as follows: $185.5 million to land, $249.2 million to buildings and improvements, $85.6 million to intangible assets related to leases, and  $10.5 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2018 generated total revenues of $296,000 and a net loss of $215,000 during the three months ended March 31, 2018.

In comparison, during the first three months of 2017, we invested $370.7 million in 60 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.1%. The 60 new properties and properties under development or expansion were located in 18 states, contain approximately 1.5 million leasable square feet, and were 100% leased with a weighted average lease term of  16.4 years. The tenants occupying the new properties operated in 13 industries and the property types consisted of 98.7% retail and 1.3% industrial, based on rental revenue.

The $370.7 million invested during the first three months of 2017 was allocated as follows: $108.7 million to land, $209.5 million to buildings and improvements, $53.9 million to intangible assets related to leases, and $1.4 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first three months of 2017 generated total revenues of $688,000 and net income of $217,000 during the three months ended March 31, 2017.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $509.8 million we invested during the first three months of 2018, $3.8 million was invested in six properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.7%. Of the $370.7 million we invested during the first three months of 2017, $5.0 million was invested in nine properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.7%.

B.           Investments in Existing Properties

During the first three months of 2018, we capitalized costs of $3.2 million on existing properties in our portfolio, consisting of $917,000 for re-leasing costs, $11,000 for recurring capital expenditures and $2.3 million for non-recurring building improvements. In comparison, during the first three months of 2017, we capitalized costs of $3.4 million on existing properties in our portfolio, consisting of $410,000 for re-leasing costs, $341,000 for recurring capital expenditures and $2.6 million for nonrecurring building improvements.

C.           Properties with Existing Leases

Of the $509.8 million we invested during the first three months of 2018, approximately $110.4 million was used to acquire 53 properties with existing leases.  In comparison, of the $370.7 million we invested during the first three months of 2017, approximately $321.7 million was used to acquire 35 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first three months of 2018 and 2017 were $26.4 million and $24.8 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2018 and 2017 were $3.9 million and $2.4 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2018 (in thousands):

	Net	Increase to
	decrease to	amortization
	rental revenue	expense
2018	$(13,996)	$78,871
2019	(17,782)	95,948
2020	(17,053)	90,191
2021	(15,801)	82,239
2022	(14,081)	70,962
Thereafter	(59,976)	402,148

Totals	$(138,689)	$820,359

5.                           Credit Facility

We have a $2.0 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of March 31, 2018 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2018, credit facility origination costs of $3.6 million are included in other assets, net on our consolidated balance sheet. These costs are being amortized over the remaining term of our credit facility.

At March 31, 2018, we had a borrowing capacity of $918.0 million available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $1.082 billion, as compared to an outstanding balance of $110.0 million at December 31, 2017.

The weighted average interest rate on outstanding borrowings under our credit facility was 2.5% during the first three months of 2018 and 1.7% during the first three months of 2017. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2018, we were in compliance with the covenants on our credit facility. We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

6.                           Term Loans

In December 2017, in conjunction with the acquisition of a portfolio of properties, we entered into a $125.9 million promissory note, which was paid in full at maturity in January 2018. Borrowings under this note bore interest at 1.52%.

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.05%. In January 2018, we entered into a six-month extension of this loan, which now matures in July 2018 and includes, at our option, two additional six-month extensions. Borrowing during the extension periods bears interest at the current one-month LIBOR, plus 0.90%. The interest rate swap terminated upon the initial maturity in January 2018.

Deferred financing costs of $1.2 million incurred in conjunction with the $250 million term loan and $368,000 incurred in conjunction with the $70 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $559,000 at March 31, 2018, and $580,000 at December 31, 2017, is included within term loans, net on our consolidated balance sheets.

7.                           Mortgages Payable

During the first three months of 2018, we made $12.3 million in principal payments, including the repayment of one mortgage in full for $11.0 million. During the first three months of 2017, we made $2.1 million in principal payments. No mortgages were assumed during the first three months of 2018 or 2017. The assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off our mortgages as soon as prepayment penalties make it economically feasible to do so.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2018, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $223,000 at March 31, 2018 and $236,000 at December 31, 2017. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2018 and December 31, 2017, respectively (dollars in thousands):

		Weighted	Weighted	Weighted		Unamortized
		Average	Average	Average		Premium
		Stated	Effective	Remaining	Remaining	and Deferred	Mortgage
	Number of	Interest	Interest	Years Until	Principal	Finance Costs	Payable
As Of	Properties(1)	Rate(2)	Rate(3)	Maturity	Balance	Balance, net	Balance
3/31/18	61	5.0%	4.5%	3.9	$307,960	$5,213	$313,173
12/31/17	62	5.0%	4.4%	4.0	$320,283	$5,658	$325,941

(1) At March 31, 2018, there were 27 mortgages on 61 properties. At December 31, 2017, there were 28 mortgages on 62 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for three mortgages on three properties totaling $29.7 million and $29.9 million at March 31, 2018 and December 31, 2017, respectively. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.3 million at March 31, 2018 and $22.4 million at December 31, 2017.

(2) Stated interest rates ranged from 3.7% to 6.9% at March 31, 2018, while stated interest rates ranged from 3.4% to 6.9% at December 31, 2017.

(3) Effective interest rates ranged from 2.3% to 5.7% at March 31, 2018, while effective interest rates ranged from 2.6% to 5.5% at December 31, 2017.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $5.4 million and deferred finance costs of $223,000, as of March 31, 2018 (dollars in millions):

Year of Maturity	Principal
2018	$9.6
2019	20.7
2020	82.4
2021	67.0
2022	109.7
Thereafter	18.6
Totals	$308.0

8.                           Notes Payable

A. General

Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31,	December 31,

	2018	2017
2.000% notes, issued in October 2012 and due in January 2018	$-	$350
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	4,900	5,250
Unamortized net original issuance premiums and deferred financing costs	(20)	(20)
	$4,880	$5,230

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2018, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2018	$-
2019	-
2020	-
2021	250
2022	950
Thereafter	3,700
Totals	$4,900

As of March 31, 2018, the weighted average interest rate on our notes and bonds payable was 4.1% and the weighted average remaining years until maturity was 9.7 years.

B. Note Repayment

In January 2018, we repaid our $350.0 million of outstanding 2.000% notes, plus accrued and unpaid interest upon maturity.

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

9.                           Equity

A.   Issuance of Common Stock

In March 2017, we issued 11,850,000 shares of common stock.  After underwriting discounts and other offering costs of $29.8 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

B.   Redemption of Preferred Stock

In April 2017, we redeemed all of the 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock, or the Class F preferred stock, for $25 per share, plus accrued dividends. We issued an irrevocable notice of redemption with respect to the Class F preferred stock in March 2017, and, as a result, we incurred a non-cash charge of $13.4 million for the first three months of 2017, representing the Class F preferred stock original issuance costs that we paid in 2012.

C.   Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current common stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. The DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first three months of 2018, we issued 45,933 shares and raised approximately $2.3 million under the DRSPP.  During the first three months of 2017, we issued 966,557 shares and raised approximately $57.0 million under the DRSPP.  From the inception of the DRSPP through March 31, 2018, we have issued 14,109,475 shares and raised approximately $664.2 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first three months of 2018. During the first three months of 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for the first three months of 2017 noted in the preceding paragraph.

D.   At-the-Market (ATM) Programs

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. In October 2017, following the issuance and sale of the remaining shares under our prior ATM program, we established a new “at-the-market” equity distribution plan, or our new ATM program, and, together with our prior ATM program, our ATM programs, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock.  We did not issue any shares under the ATM programs during the first three months of 2018 or 2017. From the inception of our ATM programs through March 31, 2018, we have issued 14,407,529 shares authorized by our ATM programs and raised $824.8 million.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P.  The units were issued as consideration for the acquisition. Additionally, in March 2018, we completed the acquisition of an additional portfolio of properties, by both paying cash and issuing additional common partnership units in Realty Income, L.P as consideration for the acquisition. At March 31, 2018, the remaining units from this issuance represent a 1.1% ownership in Realty Income, L.P.  We hold the remaining 98.9% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate joint ventures. We are the managing member of each of these joint ventures, and possess the ability to control the business and manage the affairs of these entities. At March 31, 2018, we and our subsidiaries held 95.0% and 74.0% interests, respectively, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2018 (dollars in thousands):

	Tau Operating	Realty Income, L.P.	Other Noncontrolling
	Partnership units(1)	units(2)	Interests	Total
Carrying value at December 31, 2017	$13,322	$2,160	$3,725	$19,207
Reallocation of equity	-	-	-	-
Redemptions	-	(1,468)	-	(1,468)
Shares issued in conjunction with acquisition	-	12,144		12,144
Distributions	(208)	(72)	(76)	(356)
Allocation of net income	77	55	20	152
Carrying value at March 31, 2018	$13,191	$12,819	$3,669	$29,679

(1)     317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of March 31, 2018 and December 31, 2017.

(2)     534,546 Realty Income, L.P. units were issued on June 27, 2013, and 242,007 units were issued on March 30, 2018. 270,189 and 88,182 remained outstanding as of March 31, 2018 and December 31, 2017, respectively.

Both Tau Operating Partnership and Realty Income, L.P. are considered variable interest entities, or VIEs, in which we are deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs, including the joint ventures acquired during 2016, for which we are the primary beneficiary included in the consolidated balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Net real estate	$2,955,112	$2,936,397
Total assets	3,352,666	3,342,443
Total debt	198,670	210,384
Total liabilities	312,315	313,295

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

		Estimated fair
At March 31, 2018	Carrying value	value
Notes receivable issued in connection with property sales	$5.2	$5.2
Mortgages payable assumed in connection with acquisitions (1)	308.0	320.6
Notes and bonds payable (2)	4,900.0	4,974.6

		Estimated fair
At December 31, 2017	Carrying value	value
Notes receivable issued in connection with property sales	$5.3	$5.3
Mortgages payable assumed in connection with acquisitions (1)	320.3	334.2
Notes and bonds payable (2)	5,250.0	5,475.3

(1)        Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $5.4 million at March 31, 2018, and $5.9 million at December 31, 2017. Also excludes deferred financing costs of $223,000 at March 31, 2018 and $236,000 at December 31, 2017.

(2)        Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums is $13.9 million at March 31, 2018, and $14.3 million at December 31, 2017. Also excludes deferred financing costs of $34.3 million at March 31, 2018 and $34.1 million at December 31, 2017.

The estimated fair values of our notes receivable issued in connection with property sales and our mortgages payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our notes receivable and mortgages payable is categorized as level three on the three-level valuation hierarchy.

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

We record interest rate swaps on the consolidated balance sheet at fair value. At March 31, 2018, interest rate swaps in a liability position valued at $307,000 were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $3.6 million were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

12.                    Gain on Sales of Real Estate

During the first three months of 2018, we sold 14 properties for $13.8 million, which resulted in a gain of $3.2 million. During the first three months of 2017, we sold 14 properties for $31.2 million, which resulted in a gain of $10.5 million.

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

For the first three months of 2018, we recorded total provisions for impairment of $14.2 million on five properties classified as held for sale, one property classified as held for investment, and four sold properties. For the first three months of 2017, we recorded total provisions for impairment of $5.4 million on one property classified as held for sale, three properties classified as held for investment, and five sold properties.

14.                    Distributions Paid and Payable

A.                       Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first three months of 2018 and 2017:

Month	2018	2017
January	$0.2125	$0.2025
February	0.2190	0.2105
March	0.2190	0.2105
Total	$0.6505	$0.6235

At March 31, 2018, a distribution of $0.2195 per common share was payable and was paid in April 2018.

B.                         Class F Preferred Stock

In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first three months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense, since these dividends accrued subsequent to the March 2017 notice of redemption.

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

	Three months ended
	March 31,
	2018	2017
Weighted average shares used for the basic net income per share computation	283,917,418	263,340,491
Incremental shares from share-based compensation	110,888	276,791
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022
Weighted average shares used for diluted net income per share computation	284,345,328	263,934,304
Unvested shares from share-based compensation that were anti-dilutive	24,329	58,887
Weighted average partnership common units convertible to common shares that were anti-dilutive	54,227	88,182

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $71.9 million in the first three months of 2018 and $75.6 million in the first three months of 2017.

Interest capitalized to properties under development was $57,000 in the first three months of 2018 and $190,000 the first three months of 2017.

Cash paid for income taxes was $403,000 in the first three months of 2018 and $2.5 million the first three months of 2017.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.                         During the first three months of 2018, we issued 242,007 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $12.1 million.

B.                         During the first three months of 2017, we removed the net book value of two damaged buildings from our consolidated balance sheet, and recorded net receivables of $10.6 million. During 2017, we received the insurance proceeds for these properties.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents shown in the consolidated balance sheets	$20,627	$27,598
Impounds related to mortgages payable (1)	5,923	2,074
Restricted escrow deposits (1)	32	25,327
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$26,582	$54,999

(1)        Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash we are legally entitled to that is not immediately available to us. As a result, they were considered restricted as of the dates presented.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2018	2017
Segment net real estate:
Apparel	$ 163,364	$ 164,919
Automotive service	211,628	213,156
Automotive tire services	245,427	247,557
Beverages	288,100	289,170
Child care	60,769	61,527
Convenience stores	1,310,469	997,170
Dollar stores	1,097,269	1,105,097
Drug stores	1,528,130	1,518,443
Financial services	381,092	384,867
General merchandise	316,331	313,181
Grocery stores	779,444	793,286
Health and fitness	890,539	896,430
Home improvement	424,429	407,002
Motor vehicle dealerships	203,203	204,651
Restaurants-casual dining	485,273	494,977
Restaurants-quick service	720,717	681,763
Theaters	565,080	566,585
Transportation services	770,305	776,068
Wholesale club	423,299	426,551
Other non-reportable segments	2,136,645	2,134,099
Total segment net real estate	13,001,513	12,676,499

Intangible assets:
Apparel	35,631	36,600
Automotive service	63,645	64,388
Automotive tire services	9,945	10,383
Beverages	1,958	2,022
Convenience stores	115,761	45,445
Dollar stores	47,071	47,905
Drug stores	175,915	173,893
Financial services	23,700	24,867
General merchandise	47,912	50,184
Grocery stores	147,048	140,780
Health and fitness	76,690	76,276
Home improvement	62,829	61,045
Motor vehicle dealerships	30,828	31,720
Restaurants-casual dining	19,590	20,079
Restaurants-quick service	53,647	51,711
Theaters	26,538	26,448
Transportation services	83,631	87,162
Wholesale club	28,818	29,596
Other non-reportable segments	211,095	214,426

Goodwill:
Automotive service	437	437
Automotive tire services	862	862
Child care	4,909	4,924
Convenience stores	2,004	2,004
Restaurants-casual dining	2,058	2,062
Restaurants-quick service	1,063	1,064
Other non-reportable segments	3,610	3,617
Other corporate assets	195,385	171,767
Total assets	$14,474,093	$14,058,166

	Three months ended
	March 31,
Revenue for the three months ended March 31,	2018	2017
Segment rental revenue:
Apparel	$4,331	$4,966
Automotive service	7,009	5,543
Automotive tire services	7,439	7,159
Beverages	7,836	7,758
Child care	5,672	5,487
Convenience stores	28,000	28,303
Dollar stores	23,250	22,752
Drug stores	32,242	31,631
Financial services	7,020	7,159
General merchandise	6,870	5,361
Grocery stores	15,665	10,162
Health and fitness	23,444	21,605
Home improvement	9,244	6,919
Motor vehicle dealerships	7,311	6,736
Restaurants-casual dining	10,948	10,890
Restaurants-quick service	16,249	14,336
Theaters	17,770	13,344
Transportation services	15,786	15,388
Wholesale club	9,532	9,413
Other non-reportable segments	50,930	50,909
Total rental revenue	306,548	285,821
Tenant reimbursements	11,300	11,229
Other revenue	447	975
Total revenue	$318,295	$298,025

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $3.7 million during the first three months of 2018 and $2.8 million during the first three months of 2017.

A.   Restricted Stock

During the first three months of 2018, we granted 100,553 shares of common stock under the 2012 Plan. These shares vest over a four-year service period. Shares granted to employees typically vest in equal parts over a four-year or five-year service period.

As of March 31, 2018, the remaining unamortized share-based compensation expense related to restricted stock totaled $20.8 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.                         Performance Shares and Restricted Stock Units

During the first three months of 2018, we granted 190,449 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first three months of 2018, we also granted 8,383 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.

As of March 31, 2018, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $17.7 million.  The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

19.                    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2018, we had commitments of $15.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2018, we had committed $58.0 million under construction contracts, which is expected to be paid in the next twelve months.

20.                    Subsequent Events

In April 2018, we declared a dividend of $0.2195 per share to our common stockholders, which will be paid in May 2018.

In April 2018, we issued $500 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.0 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

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

•                  The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017.

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

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 49 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At March 31, 2018, we owned a diversified portfolio:

•                  Of 5,326 properties;

•                  With an occupancy rate of 98.6%, or 5,251 properties leased and 75 properties available for lease;

•                  Leased to 254 different commercial tenants doing business in 47 separate industries;

•                  Located in 49 states and Puerto Rico;

•                  With over 90.3 million square feet of leasable space; and

•                  With an average leasable space per property of approximately 16,960 square feet; approximately 11,840 square feet per retail property and 224,340 square feet per industrial property.

Of the 5,326 properties in the portfolio, 5,298, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2018, of the 5,298 single-tenant properties, 5,223 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.4 years.

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of primarily single-tenant commercial properties under long-term, net lease agreements produces consistent and predictable income. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of March 31, 2018, consisted of 5,326 properties located in 49 states and Puerto Rico, leased to 254 different commercial tenants doing business in 47 industries. Each of the 47 industries represented in our property portfolio individually accounted for no more than 10.5% of our rental revenue for the quarter ended March 31, 2018.

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

We seek to invest in industries in which several, well-organized, regional and national tenants are capturing market share through the selection of prime real estate locations supported by superior service, quality control, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, brokers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 90% of our annualized retail rental revenue at March 31, 2018 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 51% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At March 31, 2018, our top 20 tenants represent approximately 54% of our annualized revenue and 11 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

•                  Extend our average remaining lease term; and/or

•                  Strategically decrease tenant, industry, or geographic concentration.

At March 31, 2018, we classified 21 properties with a carrying amount of $30.0 million as held for sale on our balance sheet. For 2018, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $200 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2018 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders

We have continued our 49-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2017.  As of April 2018, we have paid 82 consecutive quarterly dividend increases and increased the dividend 96 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2018 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2017	Jan 2018	0.2125	$0.0005

2nd increase	Jan 2018	Feb 2018	0.2190	$0.0065

3rd increase	Mar 2018	Apr 2018	0.2195	$0.0005

The dividends paid per share during the first three months of 2018 totaled approximately $0.651, as compared to approximately $0.624 during the first three months of 2017, an increase of $0.027, or 4.3%.

The monthly dividend of $0.2195 per share represents a current annualized dividend of $2.634 per share, and an annualized dividend yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $51.73 on March 31, 2018. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the First Three Months of 2018

During the first three months of 2018, we invested $509.8 million in 174 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.2%. The 174 new properties and properties under development or expansion are located in 27 states, will contain approximately 954,000 leasable square feet, and are 100% leased with a weighted average lease term of 14 years. The tenants occupying the new properties operate in 12 industries and are 100% retail properties, based on rental revenue.  During the first three months of 2018, none of our real estate investments caused any one tenant to be 10% or more of our total assets at March 31, 2018.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $509.8 million we invested during the first three months of 2018, $3.8 million was invested in six properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.7%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results

At March 31, 2018, we had 75 properties available for lease out of 5,326 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Since December 31, 2017, when we reported 83 properties available for lease out of 5,172 and a 98.4% occupancy rate, we:

•                  Had 58 lease expirations;

•                  Re-leased 55 properties; and

•                  Sold 11 vacant properties.

Of the 55 properties re-leased during the first three months of 2018, 46 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and six were re-leased to new tenants after a period of vacancy.  The annual rent on these 55 leases was $10.4 million, as compared to the previous rent on these same properties of $10.36 million, which represents a rent recapture rate of 100.4% on the properties re-leased during the first three months of 2018.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At March 31, 2018, our average annualized rental revenue was approximately $13.87 per square foot on the 5,251 leased properties in our portfolio.  At March 31, 2018, we classified 21 properties with a carrying amount of $30.0 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties

In the first three months of 2018, we capitalized costs of $3.2 million on existing properties in our portfolio, consisting of $917,000 for re-leasing costs, $11,000 for recurring capital expenditures, and $2.3 million for non-recurring building improvements. In the first three months of 2017, we capitalized costs of $3.4 million on existing properties in our portfolio, consisting of $410,000 for re-leasing costs, $341,000 for recurring capital expenditures and $2.6 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties.

Note Issuance

In April 2018, we issued $500 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.0 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

Capital Raising

During the quarter ended March 31, 2018, Realty Income raised $2.3 million from the sale of common stock through our Dividend Reinvestment and Stock Purchase Plan, at a weighted average price of $51.08 per share.

Net Income Available to Common Stockholders

Net income available to common stockholders was $83.2 million in the first three months of 2018, as compared to $71.6 million in the first three months of 2017, an increase of $11.6 million. On a diluted per common share basis, net income was $0.29 in the first three months of 2018, as compared to $0.27 in the first three months of 2017, an increase of $0.02, or 7.4%.

Net income and funds from operations available to common stockholders for the quarter ended March 31, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 per share of Class F preferred stock. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the first three months of 2018 were $3.2 million, as compared to gains from the sale of properties of $10.5 million during the first three months of 2017.

Funds from Operations Available to Common Stockholders (FFO)

In the first three months of 2018, our FFO increased by $37.7 million, or 20.1%, to $224.9 million, as compared to $187.2 million in the first three months of 2017.  On a diluted per common share basis, FFO was $0.79 in the first three months of 2018, compared to $0.71 in the first three months of 2017, an increase of $0.08, or 11.3%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)

In the first three months of 2018, our AFFO increased by $23.3 million, or 11.6%, to $224.6 million as compared to $201.3 million in the first three months of 2017. On a diluted per common share basis, our AFFO was $0.79 in the first three months of 2018, compared to $0.76 in the first three months of 2017, an increase of $0.03, or 3.9%.

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

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2018, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.61 billion, or approximately 31.0% of our total market capitalization of $21.35 billion.

We define our total market capitalization at March 31, 2018 as the sum of:

•                  Shares of our common stock outstanding of 284,380,175, plus total common units outstanding of 587,211, multiplied by the last reported sales price of our common stock on the NYSE of $51.73 per share on March 31, 2018, or $14.74 billion;

•                  Outstanding borrowings of $1.082 billion on our credit facility;

•                  Outstanding mortgages payable of $308.0 million, excluding net mortgage premiums of $5.4 million and deferred financing costs of $223,000;

•                  Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $559,000; and

•                  Outstanding senior unsecured notes and bonds of $4.90 billion, excluding net unamortized original issuance premiums of $13.9 million and deferred financing costs of $34.3 million.

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

At-the-Market (ATM) Programs

In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. In October 2017, following the issuance and sale of the remaining shares under our prior ATM program, we established a new “at-the-market” equity distribution plan, or our new ATM program, and, together with our prior ATM program, our ATM programs, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock.  We did not issue any shares under the ATM programs during the first three months of 2018. From the inception of our ATM programs through March 31, 2018, we have issued 14,407,529 shares authorized by our ATM programs and raised $824.8 million.

Dividend Reinvestment and Stock Purchase Plan

Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions.  Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued.  Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2018, we issued 45,933 shares and raised approximately $2.3 million under our DRSPP. We did not issue any shares under the waiver approval process during the first three months of 2018. From the inception of our DRSPP through March 31, 2018, we have issued 14,109,475 shares and raised approximately $664.2 million.

$2.0 Billion Revolving Credit Facility

We have a $2.0 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of March 31, 2018 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.85%, with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At March 31, 2018, we had a borrowing capacity of $918.0 million available on our credit facility, and an outstanding balance of $1.082 billion The weighted average interest rate on borrowings during the first three months of 2018 was 2.5% per annum. We must comply with various financial and other covenants in our credit facility.  At March 31, 2018, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Term Loans

In December 2017, in conjunction with the acquisition of a portfolio of properties, we entered into a $125.9 million promissory note, which was paid in full at maturity in January 2018. Borrowings under this note bore interest at 1.52%.

In June 2015, in conjunction with entering into our credit facility, we entered into a $250 million senior unsecured term loan maturing June 30, 2020.  Borrowing under this term loan bears interest at LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.05%. In January 2018, we entered into a six-month extension of this loan, which now matures in July 2018 and includes, at our option, two additional six-month extensions. Borrowing during the extension periods bears interest at the current one-month LIBOR, plus 0.90%. The interest rate swap terminated upon the initial maturity in January 2018.

Mortgage Debt

As of March 31, 2018, we had $308.0 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at March 31, 2018, we had net premiums totaling $5.4 million on these mortgages and deferred financing costs of $223,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first three months of 2018, we made $12.3 million in principal payments, including the repayment of one mortgage in full for $11.0 million.

Notes Outstanding

Our senior unsecured note and bond obligations consist of the following as of March 31, 2018, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued
in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
4.125% notes, $250 issued in September 2014 and $400 issued
in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
5.875% bonds, $100 issued in March 2005 and $150 issued in
June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued
in December 2017, both due in March 2047	550

Total principal amount	$4,900

Unamortized net original issuance premiums and deferred financing costs	(20)

$4,880

In April 2018, we issued $500 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.0 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2018. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2018 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	42.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.1%
Debt service coverage (trailing 12 months)(1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	237.0%

(1) Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2017, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2017, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in exactly the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at March 31, 2018 (in thousands, for trailing twelve months):

Net income attributable to the Company	$313,091
Plus: interest expense	239,027
Plus: provision for taxes	6,220
Plus: depreciation and amortization	508,794
Plus: provisions for impairment	23,539
Plus: pro forma adjustments	58,281
Plus: charges for early extinguishment of debt	42,426
Less: gain on sales of real estate	(33,584)

Income available for debt service, as defined	$1,157,794

Total pro forma debt service charge	$252,473

Debt service and fixed charge coverage ratio	4.6

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2018, we had cash and cash equivalents totaling $20.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings

The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2018, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of March 31, 2018, the facility interest rate as of March 31, 2018 was LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations

The following table summarizes the maturity of each of our obligations as of March 31, 2018 (dollars in millions):

											Ground		Ground
											Leases		Leases
			Notes								Paid by		Paid by
Year of	Credit		and		Term		Mortgages				Realty		Our
Maturity	Facility	(1)	Bonds	(2)	Loan	(3)	Payable	(4)	Interest	(5)	Income	(6)	Tenants	(7)	Other	(8)	Totals
2018	$-		$-		$70.0		$9.6		$170.6		$1.2		$10.1		$73.2		$334.7
2019	1,082.0		-		-		20.7		240.3		1.5		13.4		-		1,357.9
2020	-		-		250.0		82.4		217.8		1.4		13.2		-		564.8
2021	-		250.0		-		67.0		199.9		1.2		12.9		-		531.0
2022	-		950.0		-		109.7		189.2		1.2		12.8		-		1,262.9
Thereafter	-		3,700.0		-		18.6		1,175.9		20.9		94.2		-		5,009.6

Totals	$1,082.0		$4,900.0		$320.0		$308.0		$2,193.7		$27.4		$156.6		$73.2		$9,060.9

(1) The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.

(2) Excludes non-cash original issuance discounts and premiums recorded on notes payable. The net unamortized balance of the original issuance premiums at March 31, 2018 is $13.9 million. Also excludes deferred financing costs of $34.3 million.

(3) Excludes deferred financing costs of $559,000.

(4) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at March 31, 2018, is $5.4 million. Also excludes deferred financing costs of $223,000.

(5) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of March 31, 2018 through their respective maturity dates.

(6) Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8) “Other” consists of $58.0 million of commitments under construction contracts and $15.2 million of commitments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2017, our cash distributions to preferred and common stockholders totaled $695.5 million, or approximately 132.9% of our estimated taxable income of $523.5 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first three months of 2018 totaled $185.6 million, representing 82.6% of our adjusted funds from operations available to common stockholders of $224.6 million. In comparison, our 2017 cash distributions to common stockholders totaled $689.3 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $838.6 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” is generally 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met with respect to the REIT’s stock and the REIT’s dividends are attributable to dividends received from certain taxable corporations (such as our taxable REIT subsidiaries) or to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year). However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 21.7% of the distributions to our common stockholders, made or deemed to have been made in 2017, were classified as a return of capital for federal income tax purposes. We estimate that in 2018, between 15% and 25% of the distributions may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable.  In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the market where the property is located.  In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

The following is a comparison of our results of operations for the three months ended March 31, 2018, to the three months ended March 31, 2017.

Total Revenue

The following summarizes our total revenue (dollars in thousands):

	Three months ended
	March 31,
	2018	2017	Change (in Dollars)
REVENUE
Rental	$306,548	$285,821	$20,727
Tenant reimbursements	11,300	11,229	71
Other	447	975	(528)
Total revenue	$318,295	$298,025	$20,270

Rental Revenue

The increase in rental revenue in the first three months of 2018 compared to the first three months of 2017 is primarily attributable to:

•                  The 168 properties (852,000 square feet) we acquired in the first three months of 2018, which generated $428,000 of rent in the first three months of 2018;

•                  The 287 properties (7.2 million square feet) we acquired in 2017, which generated $23.8 million of rent in the first three months of 2018, compared to $686,000 in the first three months of 2017, an increase of $23.1 million; and

•                  Same store rents generated on 4,747 properties (79.0 million square feet) during the first three months of 2018 and 2017, increased by $2.64 million, or 0.96%, to $276.66 million from $274.02 million; partially offset by

•                  A net decrease in straight-line rent and other non-cash adjustments to rent of $619,000 in the first three months of 2018 as compared to the first three months of 2017;

•                  A net decrease of $2.7 million relating to properties sold in the first three months of 2018 and during 2017; and

•                  A net decrease of $2.1 million relating to the aggregate of (i) rental revenue from properties (119 properties comprising 2.8 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $2.9 million in the first three months of 2018, compared to $5.0 million in the first three months of 2017.

For purposes of determining the same store rent property pool, we include all properties that were owned for the entire year-to-date period, for both the current and prior year, except for properties during the current or prior year that; (i) were vacant at any time, (ii) were under development or redevelopment, or (iii) were involved in eminent domain and rent was reduced. Each of the exclusions from the same store pool are separately addressed within the applicable sentences above, explaining the changes in rental revenue for the period.

Of the 5,326 properties in the portfolio at March 31, 2018, 5,298, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,298 single-tenant properties, 5,223, or 98.6%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.4 years at March 31, 2018. Of our 5,223 leased single-tenant properties, 4,558 or 87.3% were under leases that provide for increases in rents through:

•       Base rent increases tied to a consumer price index (typically subject to ceilings);

•         Percentage rent based on a percentage of the tenants’ gross sales;

•         Fixed increases; or

•         A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $3.3 million in the first three months of 2018 and   $3.4 million in the first three months of 2017.  We anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2018.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2018, our portfolio of 5,326 properties was 98.6% leased with 75 properties available for lease, as compared to 98.4% leased, with 83 properties available for lease at December 31, 2017, and 98.3% leased with 83 properties available for lease at March 31, 2017. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements

A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses.

Other Revenue

The decrease in other revenue was primarily attributed to increased proceeds from condemnation-related activities in the first three months of 2017 as compared to the first three months of 2018.

Total Expenses

The following summarizes our total expenses (dollars in thousands):

	Three months ended
	March 31,

	2018	2017	Change (in Dollars)
EXPENSES
Depreciation and amortization	$131,103	$121,097	$10,006
Interest	59,415	59,305	110
General and administrative	15,684	13,565	2,119
Property (excluding reimbursable)	5,252	7,846	(2,594)
Property - reimbursable	11,300	11,229	71
Income taxes	1,223	1,047	176
Provisions for impairment	14,221	5,433	8,788
Total expenses	$238,198	$219,522	$18,676

Depreciation and Amortization

The increase in depreciation and amortization in the first three months of 2018 was primarily due to the acquisition of properties in 2017 and the first three months of 2018, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended
	March 31,
	2018	2017
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$59,650	$56,058
Credit facility commitment fees	625	750
Amortization of credit facility origination costs and deferred financing costs	1,586	2,313
Gain on interest rate swaps	(2,007)	(1,330)
Dividend on preferred shares subject to redemption	-	2,257
Amortization of net mortgage premiums	(459)	(630)
Capital lease obligation	77	77
Interest capitalized	(57)	(190)
Interest expense	$59,415	$59,305

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$6,176,870	$5,711,310
Average interest rates	3.86%	3.87%

Each quarter we adjust the carrying value of our interest rate swaps to fair value. Changes in the fair value of our interest rate swaps are recorded directly to interest expense.

At March 31, 2018, the weighted average interest rate on our:

•                  Term loans outstanding of $320.0 million (excluding deferred financing costs of $559,000) was 2.7%;

•                  Mortgages payable of $308.0 million (excluding net premiums totaling $5.4 million and deferred financing costs of $223,000 on these mortgages) was 5.0%;

•                  Credit facility outstanding borrowings of $1.082 billion was 2.7%;

•                  Notes and bonds payable of $4.9 billion (excluding net unamortized original issue premiums of $13.9 million and deferred financing costs of $34.3 million) was 4.1%; and

•                  Combined outstanding notes, bonds, mortgages, term loans and credit facility borrowings of $6.61 billion was 3.8%

General and Administrative Expenses

General and administrative expenses increased during the first three months of 2018 due to higher compensation costs and a higher employee headcount. In April 2018, we had 155 employees, as compared to 149 employees in April 2017. General and administrative expense as a percentage of revenue increased to 5.1% for the first three months of 2018 as compared to 4.7% for the first three months of 2017.

Property Expenses

Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2018, 75 properties were available for lease, as compared to 83 at December 31, 2017 and 83 at March 31, 2017.

The decrease in gross and net property expenses (excluding tenant reimbursable expenses) in the first three months of 2018 is primarily attributable to lower property taxes and bad debt expense on vacant properties. Property expenses as a percentage of revenue (excluding tenant reimbursement revenue) decreased to 1.7% in the first three months of 2018, as compared to 2.7% in the first three months of 2017.

Income Taxes

Income taxes are for city and state income and franchise taxes paid by us and our subsidiaries.

Provisions for Impairment

For the first three months of 2018, we recorded total provisions for impairment of $14.2 million on five properties classified as held for sale, one property classified as held for investment, and four sold properties. For the first three months of 2017, we recorded total provisions for impairment of $5.4 million on one property classified as held for sale, three properties classified as held for investment, and five sold properties.

Gain on Sales of Real Estate

During the first three months of 2018, we sold 14 properties for $13.8 million, which resulted in a gain of $3.2 million. During the first three months of 2017, we sold 14 properties for $31.2 million, which resulted in a gain of $10.5 million.

Preferred Stock Dividends

We did not pay any preferred stock dividends in the first three months of 2018. Preferred stock dividends totaled  $3.9 million in the first three months of 2017.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $83.2 million in the first three months of 2018, compared to $71.6 million in the first three months of 2017, an increase of $11.6 million. On a diluted per common share basis, net income was $0.29 in the first three months of 2018, as compared to $0.27 in the first three months of 2017, an increase of $0.02, or 7.4%.

Net income available to common stockholders for the quarter ended March 31, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 per share of Class F preferred stock. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)

The National Association of Real Estate Investment Trust (NAREIT) came to the conclusion that a NAREIT-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Although this update has not changed our calculation, we have re-labeled our Adjusted EBITDA to “Adjusted EBITDAre” in order to be consistent with the NAREIT definition. Adjusted EBITDAre, a non-GAAP financial measure, means, for the most recent quarter, earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, and (v) gain on sales of real estate. Our Adjusted EBITDAre is consistent with the National Association of Real Estate Investment Trusts’ definition, but may not be comparable to Adjusted EBITDAre reported by other companies that interpret the definitions of Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated by annualizing quarterly Adjusted EBITDAre and then dividing by our total debt per the consolidated balance sheet.

	Three months ended March 31,
Dollars in thousands	2018	2017
Net income	$83,315	$89,035
Interest	59,415	59,305
Income taxes	1,223	1,047
Depreciation and amortization	131,103	121,097
Impairment loss	14,221	5,433
Gain on sales of real estate	(3,218)	(10,532)

Quarterly Adjusted EBITDAre	$286,059	$265,385

Annualized Adjusted EBITDAre (1)	$1,144,236	$1,061,540
Total Debt	$6,594,242	$5,832,376
Debt/Adjusted EBITDAre	5.8	5.5

(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In the first three months of 2018, our FFO increased by $37.7 million, or 20.1%, to $224.9 million, compared to $187.2 million in the first three months of 2017.  On a diluted per common share basis, FFO was $0.79 in the first three months of 2018, compared to $0.71 in the first three months of 2017, an increase of $0.08, or 11.3%. FFO in the first three months of 2017 includes a non-cash redemption charge of $13.4 million on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class F preferred stock original issuance cost that was paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Net income available to common stockholders	$83,163	$71,586
Depreciation and amortization	131,103	121,097
Depreciation of furniture, fixtures and equipment	(159)	(157)
Provisions for impairment on real estate	14,221	5,433
Gain on sales of real estate	(3,218)	(10,532)
FFO adjustments allocable to noncontrolling interests	(228)	(214)
FFO available to common stockholders	$224,882	$187,213
FFO allocable to dilutive noncontrolling interests	218	220
Diluted FFO	$225,100	$187,433

FFO per common share, basic and diluted	$0.79	$0.71

Distributions paid to common stockholders	$185,556	$162,506

FFO available to common stockholders in excess of distributions paid to common stockholders	$39,326	$24,707

Weighted average number of common shares used for computation per share:
Basic	283,917,418	263,340,491
Diluted	284,345,328	263,934,304

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In the first three months of 2018, our AFFO increased by $23.3 million, or 11.6%, to $224.6 million, compared to $201.3 million in 2017. On a diluted per common share basis, AFFO was $0.79 in the first three months of 2018, compared to $0.76 in the first three months of 2017, an increase of $0.03, or 3.9%. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Net income available to common stockholders	$83,163	$71,586
Cumulative adjustments to calculate FFO (1)	141,719	115,627
FFO available to common stockholders	224,882	187,213
Excess of redemption value over carrying value of Class F preferred share redemption	-	13,373
Amortization of share-based compensation	3,662	2,753
Amortization of deferred financing costs (2)	844	1,487
Amortization of net mortgage premiums	(459)	(630)
Gain on interest rate swaps	(2,007)	(1,330)
Leasing costs and commissions	(917)	(410)
Recurring capital expenditures	(11)	(341)
Straight-line rent	(5,365)	(3,283)
Amortization of above and below-market leases	3,864	2,432
Other adjustments (3)	67	72
Total AFFO available to common stockholders	$224,560	$201,336
AFFO allocable to dilutive noncontrolling interests	229	294
Diluted AFFO	$224,789	$201,630

AFFO per common share, basic and diluted	$0.79	0.76

Distributions paid to common stockholders	$185,556	$162,506

AFFO available to common stockholders in excess of distributions paid to common stockholders	$39,004	$38,830

Weighted average number of common shares used for computation per share:
Basic	283,917,418	263,340,491
Diluted	284,345,328	264,022,486

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2018, we owned a diversified portfolio:

•         Of 5,326 properties;

•         With an occupancy rate of 98.6%, or 5,251 properties leased and 75 properties available for lease;

•         Leased to 254 different commercial tenants doing business in 47 separate industries;

•         Located in 49 states and Puerto Rico;

•         With over 90.3 million square feet of leasable space; and

•      With an average leasable space per property of approximately 16,960 square feet; approximately 11,840 square feet per retail property and 224,340 square feet per industrial property.

At March 31, 2018, of our 5,326 properties, 5,251 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At March 31, 2018, our 254 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 336 additional tenants, representing approximately 5% of our annualized revenue at March 31, 2018, which brings our total tenant count to 590 tenants.

Industry Diversification

The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue by Industry
	For the
	Quarter Ended	For the Years Ended
	March 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2018	2017	2016	2015	2014	2013
Apparel stores	1.3%	1.6%	1.9%	2.0%	2.0%	1.9%
Automotive collision services	0.9	1.0	1.0	1.0	0.8	0.8
Automotive parts	1.6	1.3	1.3	1.4	1.3	1.2
Automotive service	2.3	2.2	1.9	1.9	1.8	2.1
Automotive tire services	2.4	2.6	2.7	2.9	3.2	3.6
Beverages	2.6	2.7	2.6	2.7	2.8	3.3
Aerospace	0.9	0.9	1.0	1.1	1.2	1.2
Book stores	*	*	*	*	*	*
Child care	1.9	1.8	1.9	2.0	2.2	2.8
Consumer appliances	0.5	0.5	0.5	0.6	0.5	0.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.7	0.8	0.9	0.9	0.9	1.0
Convenience stores	9.1	9.6	8.7	9.2	10.1	11.2
Crafts and novelties	0.7	0.6	0.6	0.6	0.6	0.6
Diversified industrial	0.8	0.9	0.9	0.8	0.5	0.2
Dollar stores	7.5	7.9	8.6	8.9	9.6	6.2
Drug stores	10.5	10.9	11.2	10.6	9.5	8.1
Electric utilities	0.1	0.1	0.1	0.1	0.1	*
Entertainment	0.5	0.4	0.5	0.5	0.5	0.6
Food processing	0.6	0.6	1.1	1.2	1.4	1.5
Equipment services	0.4	0.4	0.6	0.5	0.6	0.5
Financial services	2.3	2.4	1.8	1.7	1.8	2.0
General merchandise	2.2	2.0	1.8	1.7	1.5	1.1
Government services	0.9	1.0	1.1	1.2	1.3	1.4
Grocery stores	5.1	4.4	3.1	3.0	3.0	2.9
Health and fitness	7.6	7.5	8.1	7.7	7.0	6.3
Health care	1.4	1.4	1.5	1.7	1.8	1.9
Home furnishings	0.9	0.9	0.8	0.9	0.9	1.1
Home improvement	3.0	2.6	2.5	2.4	1.7	1.6
Machinery	0.1	0.1	0.1	0.1	0.2	0.2
Motor vehicle dealerships	2.4	2.1	1.9	1.6	1.6	1.6
Insurance	0.1	0.1	0.1	0.1	0.1	0.1
Jewelry	0.1	0.1	0.1	0.1	0.1	0.1
Office supplies	0.2	0.2	0.3	0.3	0.4	0.5
Other manufacturing	0.7	0.8	0.8	0.7	0.7	0.6
Packaging	1.2	1.0	0.8	0.8	0.8	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.2
Pet supplies and services	0.5	0.6	0.6	0.7	0.7	0.8
Education	0.2	0.3	0.3	0.3	0.4	0.4
Restaurants - casual dining	3.6	3.8	3.9	3.8	4.3	5.1
Restaurants - quick service	5.3	5.1	4.9	4.2	3.7	4.4
Shoe stores	0.5	0.6	0.7	0.7	0.9	1.0
Sporting goods	1.2	1.4	1.6	1.8	1.6	1.7
Telecommunications	0.6	0.6	0.6	0.7	0.7	0.7
Theaters	5.8	5.0	4.9	5.1	5.3	6.2
Transportation services	5.2	5.4	5.5	5.4	5.2	5.4
Wholesale clubs	3.1	3.3	3.6	3.8	4.1	3.9
Other	0.1	0.1	0.2	0.2	0.2	0.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*   Less than 0.1%

Property Type Composition

The following table sets forth certain property type information regarding our property portfolio as of March 31, 2018 (dollars in thousands):

		Approximate	Rental Revenue for		Percentage of
	Number of	Leasable	the Quarter Ended		Rental
Property Type	Properties	Square Feet	March 31, 2018	(1)	Revenue
Retail	5,153	61,032,000	$247,789		80.9%
Industrial	116	26,023,400	38,493		12.6
Office	42	3,104,700	13,593		4.4
Agriculture	15	184,500	6,578		2.1
Totals	5,326	90,344,600	$306,453		100.0%

(1)         Includes rental revenue for all properties owned at March 31, 2018.  Excludes revenue of $95 from sold properties.

Tenant Diversification

The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at March 31, 2018:

Tenant	Number of Properties	% of Rental Revenue

Walgreens	221	6.7%
FedEx	43	5.0%
Dollar General	532	3.8%
LA Fitness	53	3.8%
7-Eleven	224	3.6%
Dollar Tree / Family Dollar	468	3.5%
AMC Theatres	32	3.5%
Walmart / Sam’s Club	51	3.0%
Circle K (Couche-Tard)	298	2.4%
BJ’s Wholesale Clubs	15	2.2%
Treasury Wine Estates	17	2.0%
CVS Pharmacy	80	2.0%
Life Time Fitness	11	2.0%
Regal Cinemas	25	1.9%
Super America / Western Refining	134	1.8%
GPM Investments / Fas Mart	216	1.7%
TBC Corporation (Sumitomo)	159	1.5%
Kroger	14	1.4%
Rite Aid	50	1.3%
FreedomRoads / Camping World	19	1.2%

Service Category Diversification for our Retail Properties

The following table sets forth certain information regarding the properties owned at March 31, 2018, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue		Percentage of
	for the Quarter Ended		Retail Rental
	March 31, 2018	(1)	Revenue
Tenants Providing Services
Automotive collision services	$2,866		1.2%
Automotive service	7,009		2.8
Child care	5,699		2.3
Education	838		0.3
Entertainment	1,386		0.6
Equipment services	111		*
Financial services	5,912		2.4
Health and fitness	23,353		9.4
Health care	1,258		0.5
Telecommunications	60		*
Theaters	17,750		7.2
Transportation services	229		0.1
Other	189		0.1
	66,660		26.9
Tenants Selling Goods and Services
Automotive parts (with installation)	1,647		0.7
Automotive tire services	7,439		3.0
Convenience stores	27,876		11.2
Motor vehicle dealerships	7,309		2.9
Pet supplies and services	584		0.2
Restaurants - casual dining	10,341		4.2
Restaurants - quick service	16,341		6.6
Other	13		*
	71,550		28.8
Tenants Selling Goods
Apparel stores	3,980		1.6
Automotive parts	2,889		1.2
Book stores	110		*
Consumer electronics	965		0.4
Crafts and novelties	1,874		0.8
Dollar stores	23,245		9.4
Drug stores	30,672		12.4
General merchandise	5,744		2.3
Grocery stores	15,684		6.3
Home furnishings	2,272		0.9
Home improvement	7,904		3.2
Jewelry	175		0.1
Office supplies	614		0.2
Shoe stores	182		0.1
Sporting goods	3,732		1.6
Wholesale clubs	9,537		3.8
	109,579		44.3
Totals	$247,789		100.0%

*              Less than 0.1%

(1)           Includes rental revenue for all retail leases for properties owned at March 31, 2018.  Excludes revenue of $58,664 from non-retail leases and $95 from sold properties.

Lease Expirations

The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended March 31, 2018 (dollars in thousands):

Total Portfolio(1)

	Expiring		Approx.		% of
	Leases		Leasable	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	Revenue

2018	167	8	1,769,800	$6,134	2.0%
2019	265	10	4,008,900	13,313	4.4
2020	220	13	4,253,400	13,350	4.4
2021	311	15	5,383,300	15,563	5.1
2022	402	21	9,926,800	20,935	6.8
2023	499	23	8,692,600	26,243	8.6
2024	229	11	4,153,100	12,912	4.2
2025	335	14	5,281,800	21,602	7.1
2026	314	3	4,643,500	15,948	5.2
2027	543	5	6,285,200	22,290	7.3
2028	305	10	7,660,600	18,925	6.2
2029	405	7	7,440,700	21,565	7.0
2030	98	13	2,758,400	15,569	5.1
2031	287	25	5,782,300	26,899	8.8
2032	84	4	3,129,100	11,779	3.8
2033	674	3	7,905,200	42,972	14.0

Totals	5,138	185	89,074,700	$305,999	100.0%

*     Less than 0.1%

(1)           The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $454 from 96 expired leases, and $95 from sold properties at March 31, 2018. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification

The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2018 (dollars in thousands):

				Rental Revenue
			Approximate	for	Percentage of
				the Quarter
	Number of	Percent	Leasable	Ended	Rental
State	Properties	Leased	Square Feet	March 31, 2018(1)	Revenue
Alabama	170	98%	1,602,900	$5,883	1.9%
Alaska	3	100	274,600	253	0.1
Arizona	115	99	1,808,300	6,817	2.2
Arkansas	74	100	887,700	2,218	0.7
California	186	99	5,316,000	27,572	9.0
Colorado	83	99	1,459,000	5,482	1.8
Connecticut	22	91	521,100	2,001	0.7
Delaware	18	100	93,000	734	0.2
Florida	382	99	4,133,500	17,321	5.7
Georgia	267	98	4,340,100	13,221	4.3
Idaho	12	100	87,000	401	0.1
Illinois	253	99	5,754,500	19,181	6.3
Indiana	175	98	2,181,000	8,494	2.8
Iowa	42	88	2,978,500	4,164	1.4
Kansas	93	97	1,854,200	4,869	1.6
Kentucky	68	99	1,667,700	4,417	1.4
Louisiana	107	97	1,556,000	4,963	1.6
Maine	16	100	180,300	1,137	0.4
Maryland	37	97	1,017,500	4,758	1.6
Massachusetts	78	99	727,000	3,566	1.2
Michigan	163	99	1,781,000	6,620	2.2
Minnesota	159	100	2,028,500	10,222	3.3
Mississippi	140	96	1,616,900	4,668	1.5
Missouri	153	97	2,705,000	8,353	2.7
Montana	11	100	87,000	434	0.1
Nebraska	39	100	752,100	1,927	0.6
Nevada	23	100	1,191,100	1,954	0.6
New Hampshire	19	100	315,800	1,742	0.6
New Jersey	74	100	997,100	5,847	1.9
New Mexico	33	100	364,300	1,026	0.3
New York	113	100	2,782,700	14,735	4.8
North Carolina	182	99	2,789,200	9,046	3.0
North Dakota	6	100	117,700	211	0.1
Ohio	257	99	6,780,300	15,783	5.2
Oklahoma	134	100	1,653,500	4,692	1.5
Oregon	28	100	593,300	2,525	0.8
Pennsylvania	180	98	1,985,600	8,389	2.7
Rhode Island	4	100	161,600	841	0.3
South Carolina	166	99	1,658,200	7,824	2.6
South Dakota	15	100	195,200	469	0.2
Tennessee	249	98	3,602,800	10,207	3.3
Texas	588	99	9,950,800	28,920	9.4
Utah	22	100	970,600	2,276	0.7
Vermont	5	100	98,000	489	0.2
Virginia	177	97	3,131,400	8,338	2.7
Washington	43	98	733,400	2,819	0.9
West Virginia	18	100	395,600	1,278	0.4
Wisconsin	114	100	2,383,000	6,925	2.3
Wyoming	6	100	54,700	292	0.1
Puerto Rico	4	100	28,300	149	*
Totals\Average	5,326	99%	90,344,600	$306,453	100.0%

*     Less than 0.1%

(1)    Includes rental revenue for all properties owned at March 31, 2018.  Excludes revenue of $95 from sold properties.

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

Corporate Responsibility. We are committed to providing an engaging, diverse, and safe work environment for our employees, upholding our corporate responsibilities as a public company operating for the benefit of our stockholders, and operating our company in an environmentally conscious manner. As The Monthly Dividend Company®, our mission is to provide our stockholders with monthly dividends that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

Social Responsibility and Ethics. An extension of our mission is our commitment to being socially responsible and conducting our business according to the highest ethical standards. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits for employees and their families, participation in a 401(k) plan with a matching contribution by Realty Income, competitive paid time-off benefits, and an infant-at-work program for new parents. We also have a long-standing commitment to equal employment opportunity and adhere to all Equal Employer Opportunity Policy guidelines. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. We apply the principles of full and fair disclosure in all of our business dealings, and we encourage all of our directors, officers, and other employees to conduct our business in accordance with the highest standards of moral and ethical behavior, in each case, as outlined in our Corporate Code of Business Ethics. We are also committed to dealing fairly with all of our customers, suppliers, and competitors.

Realty Income and its employees have taken an active role in supporting communities through civic involvement with charitable organizations and corporate donations. Focusing our impact on our social responsibility, our non-profit partnerships have resulted in approximately 725 employee volunteer hours during 2017, principally through our partnership with San Diego Habitat for Humanity. Our employees have also provided educational services to at-risk youth, funding to local foodbanks, and toys for under-served children. Our dedication to being a responsible corporate citizen has a direct and positive impact in the communities in which we operate and contributes to the strength of our reputation and our financial performance.

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

Environmental Practices.  Our focus on conservationism is demonstrated by how we manage our day-to-day activities at our corporate headquarters.  At our headquarters, we promote energy efficiency and encourage practices such as powering down office equipment at the end of the day, implementing file-sharing technology and automatic “duplex mode” to limit paper use, adopting an electronic approval system, carpooling to our headquarters, and recycling paper waste. In 2017, we sent more than 32,700 pounds of paper to our offsite partner for recycling.

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

In 2017, we formed an internal “Green Team” whose mission is to encourage environmentally-friendly choices to further reduce our environmental impact as a company. To achieve this mission, the Green Team creates and executes strategies to promote sustainability internally and tracks the progress of their efforts.

The properties in our portfolio are primarily net leased to our tenants, and each tenant is ultimately responsible for maintaining the buildings including controlling their energy usage and the implementation of any environmentally sustainable practices at each location. We actively communicate and work with our tenants to promote environmental responsibility at the properties we own and to reiterate the importance of energy efficient facilities.

Our Asset Management team has engaged with renewable energy development companies to identify assets that would maximize energy efficiency initiatives throughout our property portfolio. These initiatives include solar energy arrays, battery storage, and charging stations. In addition, we continue to explore regional opportunities with our tenants in order to qualify for city and county renewable energy or energy efficiency programs.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2018. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

	Fixed rate	Weighted average rate		Weighted average rate
Year of maturity	debt	on fixed rate debt	Variable rate debt	on variable rate debt
2018	$3.1	5.57%	$76.5	2.98%
2019	4.5	5.59	1,098.2	3.31
2020	82.2	4.99	250.2	3.52
2021	310.1	5.72	6.9	5.03
2022	1,059.7	3.43	-	-
Thereafter	3,718.6	4.16	-	-
Totals (1)	$5,178.2	4.12%	$1,431.8	3.34%
Fair Value (2)	$5,265.0		$1,432.1

(1)                 Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At March 31, 2018, the unamortized balance of net premiums on mortgages payable is $5.4 million, the unamortized balance of net original issuance premiums on notes payable is $13.9 million, and the balance of deferred financing costs on mortgages payable is $223,000, on notes payable is $34.3 million, and on term loans is $559,000.

(2)                 We base the estimated fair value of the fixed rate senior notes and bonds at March 31, 2018 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2018 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at March 31, 2018.

The table incorporates only those exposures that exist as of March 31, 2018. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except three mortgages totaling $29.7 million at March 31, 2018, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.3 million at March 31, 2018. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $1.082 billion at March 31, 2018, a 1% change in interest rates would change our interest rate costs by $10.8 million per year.

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

As of and for the quarter ended March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

In January 2018, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. Other than as expressly noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                                             OTHER INFORMATION

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2010 Incentive Award Plan of Realty Income Corporation:

•                  95,226 shares of stock, at a weighted average price of $57.02, in January 2018;

•                  18,661 shares of stock, at a weighted average price of $49.96, in February 2018; and

•                  985 shares of stock, at a weighted average price of $50.71, in March 2018.

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

3.1                              Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference), amendment No. 3 dated July 29, 2011 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on August 2, 2011 and incorporated herein by reference); and amendment No. 4 dated June 21, 2012 (filed as exhibit 3.1 to the Company’s Form 8 - K, filed on June 21, 2012 and incorporated herein by reference).

3.2                              Amended and Restated Bylaws of the Company dated March 13, 2018 (filed as exhibit 3.1 to the Company’s Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3                              Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

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

4.4                              Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 and incorporated herein by reference).

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

4.6                              Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

4.7                              Form of Preferred Stock Certificate representing the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K, filed on February 3, 2012 and incorporated herein by reference).

4.8                              Form of 2.000% Note due 2018 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

4.9                              Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 and incorporated herein by reference).

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

4.11                       Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 and incorporated herein by reference).

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

4.13                       Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

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

4.15                       Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

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

4.17                       Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

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

4.19                       Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.20                       Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.21                       Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “4.650% Notes due 2047” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.4 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.22                       Form of 3.650% Note due 2028 (filed as exhibit 4.2 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).

4.23                       Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).

4.24                       Form of 4.650% Note due 2047 (filed as exhibit 4.4 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).

4.25                       Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.650% Notes due 2028” and re-opening a series of securities entitled “3.250% Notes due 2022” and “4.650% Notes due 2047.” (filed as exhibit 4.5 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).

4.26                       Form of 3.875% Note due 2025 (filed as exhibit 4.2 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).

4.27                       Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “3.875% Notes due 2025” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).

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

Interactive Data Files

*101                      The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 9, 2018	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)