Form 10-Q
period 2018-06-30
REALTY INCOME CORP
filed 2018-08-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018, or

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

There were 290,043,300 shares of common stock outstanding as of July 26, 2018.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2018

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and December 31, 2017
(dollars in thousands, except per share data)

	2018	2017
ASSETS	(unaudited)
Real estate, at cost:
Land	$4,355,454	$4,080,400
Buildings and improvements	11,313,624	10,936,069
Total real estate, at cost	15,669,078	15,016,469
Less accumulated depreciation and amortization	(2,509,065)	(2,346,644)
Net real estate held for investment	13,160,013	12,669,825
Real estate held for sale, net	70,029	6,674
Net real estate	13,230,042	12,676,499
Cash and cash equivalents	30,717	6,898
Accounts receivable, net	126,126	119,533
Acquired lease intangible assets, net	1,228,580	1,194,930
Goodwill	14,902	14,970
Other assets, net	43,707	45,336
Total assets	$14,674,074	$14,058,166

LIABILITIES AND EQUITY
Distributions payable	$64,399	$60,799
Accounts payable and accrued expenses	122,379	109,523
Acquired lease intangible liabilities, net	311,043	268,796
Other liabilities	123,582	116,869
Line of credit payable	534,000	110,000
Term loans, net	319,531	445,286
Mortgages payable, net	311,708	325,941
Notes payable, net	5,374,963	5,230,244
Total liabilities	7,161,605	6,667,458
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 290,024,275 shares issued and outstanding as of June 30, 2018 and 284,213,685 shares issued and outstanding as of December 31, 2017	9,925,543	9,624,264
Distributions in excess of net income	(2,449,793)	(2,252,763)
Total stockholders’ equity	7,475,750	7,371,501
Noncontrolling interests	36,719	19,207
Total equity	7,512,469	7,390,708
Total liabilities and equity	$14,674,074	$14,058,166

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2018 and 2017
(dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE
Rental	$313,870	$288,049	$620,418	$573,870
Tenant reimbursements	11,395	11,756	22,695	22,985
Other	3,621	365	4,068	1,340
Total revenue	328,886	300,170	647,181	598,195

EXPENSES
Depreciation and amortization	133,999	123,089	265,102	244,186
Interest	66,628	63,679	126,043	122,985
General and administrative	17,954	15,781	33,638	29,346
Property (including reimbursable)	16,236	16,486	32,788	35,561
Income taxes	1,208	441	2,431	1,488
Provisions for impairment	3,951	2,274	18,172	7,706
Total expenses	239,976	221,750	478,174	441,272
Gain on sales of real estate	7,787	2,839	11,005	13,371
Net income	96,697	81,259	180,012	170,294
Net income attributable to noncontrolling interests	(317)	(123)	(469)	(288)
Net income attributable to the Company	96,380	81,136	179,543	170,006
Preferred stock dividends	—	—	—	(3,911)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	—	(13,373)
Net income available to common stockholders	$96,380	$81,136	$179,543	$152,722

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.34	$0.30	$0.63	$0.57
Weighted average common shares outstanding:
Basic	284,928,969	272,588,332	284,469,689	268,024,691
Diluted	285,372,256	273,099,487	284,924,336	268,569,855

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018 and 2017
(dollars in thousands) (unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180,012	$170,294
Adjustments to net income:
Depreciation and amortization	265,102	244,186
Amortization of share-based compensation	8,657	7,215
Non-cash revenue adjustments	(4,029)	(1,564)
Amortization of net premiums on mortgages payable	(813)	(1,240)
Amortization of deferred financing costs	3,469	4,684
Gain on interest rate swaps	(2,799)	(859)
Gain on sales of real estate	(11,005)	(13,371)
Provisions for impairment on real estate	18,172	7,706
Change in assets and liabilities
Accounts receivable and other assets	2,785	3,168
Accounts payable, accrued expenses and other liabilities	17,718	41,620
Net cash provided by operating activities	477,269	461,839
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(829,818)	(696,116)
Improvements to real estate, including leasing costs	(17,017)	(9,232)
Proceeds from sales of real estate	47,526	44,005
Insurance proceeds received	3,836	—
Collection of loans receivable	5,267	61
Net cash used in investing activities	(790,206)	(661,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(373,044)	(335,380)
Cash dividends to preferred stockholders	—	(6,168)
Borrowings on line of credit	1,140,000	772,000
Payments on line of credit	(716,000)	(1,244,000)
Principal payment on term loan	(125,866)	—
Proceeds from notes and bonds payable issued	497,500	711,812
Principal payment on notes payable	(350,000)	—
Principal payments on mortgages payable	(13,447)	(86,515)
Redemption of preferred stock	—	(408,750)
Proceeds from common stock offerings, net	—	704,938
Proceeds from dividend reinvestment and stock purchase plan	4,806	59,649
Proceeds from At-the-Market (ATM) program	297,983	52,442
Distributions to noncontrolling interests	(758)	(887)
Debt issuance costs	(4,436)	(6,663)
Other items, including shares withheld upon vesting	(11,143)	(6,305)
Net cash provided by financing activities	345,595	206,173
Net increase in cash, cash equivalents and restricted cash	32,658	6,730
Cash, cash equivalents and restricted cash, beginning of period	12,142	15,681
Cash, cash equivalents and restricted cash, end of period	$44,800	$22,411
For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

At June 30, 2018 we owned 5,483 properties, located in 49 states and Puerto Rico, containing over 92.0 million leasable square feet.

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

C.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time. Based on our analysis of goodwill during the second quarters of 2018 and 2017, we determined there was no impairment on our existing goodwill.

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

E.  In February 2016, FASB issued ASU 2016-02 (Topic 842, Leases), as clarified and amended by ASU 2018-01, which amended Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. Upon adoption, we will recognize lease obligations for ground leases with a corresponding right of use asset, and are currently evaluating other impacts this amendment may have on our consolidated financial statements. The amendments included in this topic are effective, for interim and annual periods beginning after December 15, 2018. We plan to adopt this standard when it becomes effective beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard.

3.    Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands)

A.	Acquired lease intangible assets, net, consist of the following at:	June 30, 2018	December 31, 2017
	Acquired in-place leases	$1,301,834	$1,272,897
	Accumulated amortization of acquired in-place leases	(495,883)	(444,221)
	Acquired above-market leases	562,801	487,933
	Accumulated amortization of acquired above-market leases	(140,172)	(121,679)
		$1,228,580	$1,194,930

B.	Other assets, net, consist of the following at:	June 30, 2018	December 31, 2017
	Prepaid expenses	$15,821	$12,851
	Restricted escrow deposits	7,054	679
	Impounds related to mortgages payable	7,029	4,565
	Corporate assets, net	5,926	6,074
	Receivable for property rebuilds	3,244	3,919
	Credit facility origination costs, net	2,911	4,366
	Non-refundable escrow deposits for pending acquisitions	—	7,500
	Notes receivable issued in connection with property sales	—	5,267
	Other items	1,722	115
		$43,707	$45,336

C.	Distributions payable consist of the following declared distributions at:	June 30, 2018	December 31, 2017
	Common stock distributions	$64,241	$60,713
	Noncontrolling interests distributions	158	86
		$64,399	$60,799

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2018	December 31, 2017
	Notes payable - interest payable	$75,861	$64,058
	Property taxes payable	18,200	11,718
	Mortgages, term loans, credit line - interest payable and interest rate swaps	3,356	2,360
	Accrued costs on properties under development	3,149	2,681
	Other items	21,813	28,706
		$122,379	$109,523

E.	Acquired lease intangible liabilities, net, consist of the following at:	June 30, 2018	December 31, 2017
	Acquired below-market leases	$394,253	$340,906
	Accumulated amortization of acquired below-market leases	(83,210)	(72,110)
		$311,043	$268,796

F.	Other liabilities consist of the following at:	June 30, 2018	December 31, 2017
	Rent received in advance and other deferred revenue	$111,814	$105,284
	Security deposits	6,287	6,259
	Capital lease obligations	5,481	5,326
		$123,582	$116,869

4.    Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.    Acquisitions During the First Six Months of 2018 and 2017
During the first six months of 2018, we invested $856.8 million in 358 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 358 new properties and properties under development or expansion are located in 32 states, will contain approximately 2.8 million leasable square feet, and are 100% leased with a weighted average lease term of 13.8 years. The tenants occupying the new properties operate in 17 industries and the property types consist of 93.7% retail and 6.3% industrial, based on rental revenue.  None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at June 30, 2018.

The $856.8 million invested during the first six months of 2018 was allocated as follows: $314.4 million to land, $476.0 million to buildings and improvements, $90.6 million to intangible assets related to leases, and $24.2 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first six months of 2018 generated total revenues of $10.6 million and net income of $5.3 million during the six months ended June 30, 2018.

In comparison, during the first six months of 2017, we invested $691.9 million in 126 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 126 new properties and properties under development or expansion were located in 30 states, contained approximately 3.4 million leasable square feet, and were 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operated in 20 industries and the property types consisted of 95.1% retail and 4.9% industrial, based on rental revenue.

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

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the estimated initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $856.8 million we invested during the first six months of 2018, $64.3 million was invested in 10 properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.7%. Of the $691.9 million we invested during the first six months of 2017, $9.9 million was invested in 12 properties under development or expansion with an estimated initial weighted average contractual lease rate of 7.9%.

B.    Investments in Existing Properties
During the first six months of 2018, we capitalized costs of $5.6 million on existing properties in our portfolio, consisting of $2.5 million for re-leasing costs, $147,000 for recurring capital expenditures and $3.0 million for non-recurring building improvements. In comparison, during the first six months of 2017, we capitalized costs of $6.8 million on existing properties in our portfolio, consisting of $759,000 for re-leasing costs, $365,000 for recurring capital expenditures and $5.7 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $856.8 million we invested during the first six months of 2018, approximately $225.8 million was used to acquire 107 properties with existing leases.  In comparison, of the $691.9 million we invested during the first six months of 2017, approximately $536.2 million was used to acquire 60 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first six months of 2018 and 2017 were $53.1 million and $51.2 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2018 and 2017 were $7.9 million and $6.5 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2018 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2018	$(7,856)	$53,176
2019	(15,108)	97,639
2020	(14,378)	91,887
2021	(13,208)	83,903
2022	(13,074)	71,978
Thereafter	(47,962)	407,368
Totals	$(111,586)	$805,951

5.    Credit Facility

We have a $2.0 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2018 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2018, credit facility origination costs of $2.9 million are included in other assets, net on our consolidated balance sheet. These costs are being amortized over the remaining term of our credit facility.

At June 30, 2018, we had a borrowing capacity of approximately $1.5 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $534.0 million, as compared to an outstanding balance of $110.0 million at December 31, 2017.

The weighted average interest rate on outstanding borrowings under our credit facility was 2.7% during the first six months of 2018 and 1.8% during the first six months of 2017. At June 30, 2018 and December 31, 2017, the weighted average interest rate on outstanding borrowings under our credit facility was 2.9% and 4.5%, respectively.

Our credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2018, we were in compliance with the covenants on our credit facility. We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

6.    Term Loans

In December 2017, in conjunction with the acquisition of a portfolio of properties, we entered into a $125.9 million promissory note, which was paid in full at maturity in January 2018. Borrowings under this note bore interest at 1.52%.

In June 2015, in conjunction with entering into our credit facility, we entered into a $250.0 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.05%. In January 2018, we entered into a six-month extension of this loan, which included, at our option, two additional six-month extensions. In June 2018, we exercised our first six-month extension of this loan, which now matures in January 2019. Borrowing during the extension periods bears interest at the current one-month LIBOR, plus 0.90%. The interest rate swap terminated upon the initial maturity in January 2018.

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan and $368,000 incurred in conjunction with the $70.0 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $469,000 at June 30, 2018, and $580,000 at December 31, 2017, is included within term loans, net on our consolidated balance sheets.

7.    Mortgages Payable

During the first six months of 2018, we made $13.4 million in principal payments, including the repayment of one mortgage in full for $11.0 million. During the first six months of 2017, we made $86.5 million in principal payments, including the repayment of five mortgages in full for $82.9 million. No mortgages were assumed during the first six months of 2018 or 2017. The assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off our outstanding mortgages as soon as prepayment penalties make it economically feasible to do so.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2018, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $209,000 at June 30, 2018 and $236,000 at December 31, 2017. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of June 30, 2018 and December 31, 2017, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
6/30/2018	61	5.1%	4.5%	3.6	$306,836	$4,872	$311,708
12/31/2017	62	5.0%	4.4%	4.0	$320,283	$5,658	$325,941

(1) At June 30, 2018, there were 27 mortgages on 61 properties. At December 31, 2017, there were 28 mortgages on 62 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for three mortgages on three properties totaling $29.6 million and $29.9 million at June 30, 2018 and December 31, 2017, respectively. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.2 million at June 30, 2018 and $22.4 million at December 31, 2017.
(2) Stated interest rates ranged from 3.8% to 6.9% at June 30, 2018, while stated interest rates ranged from 3.4% to 6.9% at December 31, 2017.
(3) Effective interest rates ranged from 2.0% to 6.0% at June 30, 2018, while effective interest rates ranged from 2.6% to 5.5% at December 31, 2017.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $5.1 million and deferred financing costs of $209,000, as of June 30, 2018 (dollars in millions):

Year of Maturity	Principal
2018	$8.5
2019	20.7
2020	82.4
2021	66.9
2022	109.7
Thereafter	18.6
Totals	$306.8

8.    Notes Payable

A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30, 2018	December 31, 2017
2.000% notes, issued in October 2012 and due in January 2018	$—	$350
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	—
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	5,400	5,250
Unamortized net original issuance premiums and deferred financing costs	(25)	(20)
	$5,375	$5,230

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2018, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
Thereafter	4,200
Totals	$5,400

As of June 30, 2018, the weighted average interest rate on our notes and bonds payable was 4.0% and the weighted average remaining years until maturity was 9.2 years.

B.    Note Repayment
In January 2018, we repaid our $350.0 million of outstanding 2.000% notes, plus accrued and unpaid interest upon maturity.

C.    Note Issuances
In April 2018, we issued $500.0 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.1 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

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

B.    Redemption of Preferred Stock
In April 2017, we redeemed all of the 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock, or the Class F preferred stock, for $25 per share, plus accrued dividends. We issued an irrevocable notice of redemption with respect to the Class F preferred stock in March 2017, and, as a result, we incurred a non-cash charge of $13.4 million for the first six months of 2017, representing the Class F preferred stock original issuance costs that we paid in 2012.

C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current common stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first six months of 2018, we issued 93,061 shares and raised approximately $4.8 million under the DRSPP.  During the first six months of 2017, we issued 1,013,412 shares and raised approximately $59.6 million under the DRSPP.  From the inception of our DRSPP through June 30, 2018, we have issued 14,156,603 shares and raised approximately $666.6 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first six months of 2018. During the first six months of 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for the first six months of 2017 noted in the preceding paragraph.

D.    At-the-Market (ATM) Programs
In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. In October 2017, following the issuance and sale of the remaining shares under our prior ATM program, we established a new “at-the-market” equity distribution plan, or our new ATM program, and, together with our prior ATM program, our ATM programs, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock.  During the first six months of 2018, we issued 5,575,273 shares and raised approximately $298.0 million under the ATM program. During the first six months of 2017, we issued 935,746 shares and raised approximately $52.4 million under the ATM program. From the inception of our ATM programs through June 30, 2018, we have issued 19,982,802 shares authorized by our ATM programs and raised approximately $1.1 billion.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in March and April 2018, we completed the acquisition of an additional portfolio of properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P as consideration for the acquisitions. At June 30, 2018, the remaining units from these issuances represent a 1.6% ownership in Realty Income, L.P.  We hold the remaining 98.4% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate entities. We are the managing member of each of these entities, and possess the ability to control the business and manage the affairs of these entities. At June 30, 2018, we and our subsidiaries held 95.0% and 74.0% interests, respectively, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2018 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2017	$13,322	$2,160	$3,725	$19,207
Reallocation of equity	572	(43)	(37)	492
Redemptions	—	(1,468)	—	(1,468)
Shares issued in conjunction with acquisition	—	18,848		18,848
Distributions	(417)	(336)	(76)	(829)
Allocation of net income	173	257	39	469
Carrying value at June 30, 2018	$13,650	$19,418	$3,651	$36,719

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of June 30, 2018 and December 31, 2017.
(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018 and 131,790 units were issued on April 30, 2018. 401,979 and 88,182 remained outstanding as of June 30, 2018 and December 31, 2017, respectively.

Tau Operating Partnership, Realty Income, L.P. and the two entities acquired in 2016 are considered variable interest entities, or VIEs, in which we are deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs, for which we are the primary beneficiary included in the consolidated balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Net real estate	$2,961,127	$2,936,397
Total assets	3,348,144	3,342,443
Total debt	198,332	210,384
Total liabilities	330,757	313,295

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

At June 30, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$306.8	$314.4
Notes and bonds payable (2)	5,400.0	5,391.9

At December 31, 2017	Carrying value	Estimated fair value
Notes receivable issued in connection with property sales	$5.3	$5.3
Mortgages payable assumed in connection with acquisitions (1)	320.3	334.2
Notes and bonds payable (2)	5,250.0	5,475.3

(1)   Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $5.1 million at June 30, 2018, and $5.9 million at December 31, 2017. Also excludes deferred financing costs of $209,000 at June 30, 2018 and $236,000 at December 31, 2017.
(2)   Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums is $11.1 million at June 30, 2018, and $14.3 million at December 31, 2017. Also excludes deferred financing costs of $36.2 million at June 30, 2018 and $34.1 million at December 31, 2017.

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

We record interest rate swaps on the consolidated balance sheet at fair value. At June 30, 2018, interest rate swaps in a liability position valued at $214,000 were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $4.3 million were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

12.    Gain on Sales of Real Estate

During the second quarter of 2018, we sold 26 properties for $33.7 million, which resulted in a gain of $7.8 million. During the second quarter of 2017, we sold 15 properties for $12.8 million, which resulted in a gain of $2.8 million.

During the first six months of 2018, we sold 40 properties for $47.5 million, which resulted in a gain of $11.0 million. During the first six months of 2017, we sold 29 properties for $44.0 million, which resulted in a gain of $13.4 million.

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

During the second quarter of 2018, we recorded total provisions for impairment of $4.0 million on eight properties classified as held for sale, one property classified as held for investment, and nine sold properties. For the first six months of 2018, we recorded total provisions for impairment of $18.2 million on nine properties classified as held for sale, two property classified as held for investment, and 14 sold properties.

In comparison, for the second quarter of 2017, we recorded total provisions for impairment of $2.3 million on one property classified as held for investment and nine sold properties. For the first six months of 2017, we recorded total provisions for impairment of $7.7 million on four properties classified as held for investment and 14 sold properties.

14.    Distributions Paid and Payable

A.    Common Stock
We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first six months of 2018 and 2017:

Month	2018	2017
January	$0.2125	$0.2025
February	0.2190	0.2105
March	0.2190	0.2105
April	0.2195	0.2110
May	0.2195	0.2110
June	0.2195	0.2110
Total	$1.3090	$1.2565

At June 30, 2018, a distribution of $0.22 per common share was payable and was paid in July 2018.

B.    Class F Preferred Stock
In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first six months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense, since these dividends accrued subsequent to the March 2017 notice of redemption.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average shares used for the basic net income per share computation	284,928,969	272,588,332	284,469,689	268,024,691
Incremental shares from share-based compensation	126,265	194,133	137,625	228,142
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	285,372,256	273,099,487	284,924,336	268,569,855
Unvested shares from share-based compensation that were anti-dilutive	237,861	44,191	164,111	32,016
Weighted average partnership common units convertible to common shares that were anti-dilutive	359,980	88,182	207,948	88,182

16.    Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $111.9 million in the first six months of 2018 and $107.3 million in the first six months of 2017.

Interest capitalized to properties under development was $130,000 in the first six months of 2018 and $272,000 in the first six months of 2017.

Cash paid for income taxes was $2.9 million in the first six months of 2018 and $3.3 million in the first six months of 2017.

The following non-cash activities are included in the accompanying consolidated financial statements:

A. During the first six months of 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.

B. During the first six months of 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account. These funds were included in other assets, net, at December 31, 2017.

C. During the first six months of 2017, we removed the net book value of two damaged buildings from our consolidated balance sheet, and recorded net receivables of $10.7 million. During 2017, we received the insurance proceeds for these properties.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents shown in the consolidated balance sheets	$30,717	$10,945
Restricted escrow deposits (1)	7,054	8,550
Impounds related to mortgages payable (1)	7,029	2,916
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$44,800	$22,411
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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	June 30, 2018	December 31, 2017
Segment net real estate:
Apparel	$161,920	$164,919
Automotive service	209,964	213,156
Automotive tire services	243,271	247,557
Beverages	287,032	289,170
Child care	60,058	61,527
Convenience stores	1,397,354	997,170
Dollar stores	1,101,066	1,105,097
Drug stores	1,511,955	1,518,443
Financial services	428,731	384,867
General merchandise	318,584	313,181
Grocery stores	773,501	793,286
Health and fitness	886,585	896,430
Home improvement	428,730	407,002
Motor vehicle dealerships	201,073	204,651
Restaurants-casual dining	475,028	494,977
Restaurants-quick service	803,886	681,763
Theaters	561,477	566,585
Transportation services	766,883	776,068
Wholesale club	420,048	426,551
Other non-reportable segments	2,192,896	2,134,099
Total segment net real estate	13,230,042	12,676,499
Intangible assets:
Apparel	34,641	36,600
Automotive service	62,664	64,388
Automotive tire services	9,520	10,383
Beverages	1,894	2,022
Convenience stores	95,392	45,445
Dollar stores	47,357	47,905
Drug stores	171,741	173,893
Financial services	22,563	24,867
General merchandise	45,893	50,184
Grocery stores	144,239	140,780
Health and fitness	74,992	76,276
Home improvement	61,666	61,045
Motor vehicle dealerships	29,937	31,720
Restaurants-casual dining	19,100	20,079
Restaurants-quick service	62,303	51,711
Theaters	25,555	26,448
Transportation services	80,111	87,162
Wholesale club	28,040	29,596
Other non-reportable segments	210,972	214,426
Goodwill:
Automotive service	437	437
Automotive tire services	862	862
Child care	4,899	4,924
Convenience stores	2,002	2,004
Restaurants-casual dining	2,047	2,062
Restaurants-quick service	1,057	1,064
Other non-reportable segments	3,598	3,617
Other corporate assets	200,550	171,767
Total assets	$14,674,074	$14,058,166

	Three months ended June 30,		Six months ended June 30,
Revenue	2018	2017	2018	2017
Segment rental revenue:
Apparel	$4,210	$4,928	$8,541	$9,895
Automotive service	7,021	6,298	14,030	11,841
Automotive tire services	7,708	7,616	15,147	14,775
Beverages	7,836	7,758	15,673	15,516
Child care	5,216	4,845	10,916	10,332
Convenience stores	34,008	26,965	61,869	55,268
Dollar stores	23,237	22,757	46,487	45,508
Drug stores	32,436	31,614	64,775	63,245
Financial services	6,890	7,159	13,891	14,318
General merchandise	7,290	5,395	14,159	10,756
Grocery stores	15,673	13,597	31,338	23,759
Health and fitness	23,614	21,789	47,057	43,394
Home improvement	9,339	7,090	18,583	14,010
Motor vehicle dealerships	5,712	5,755	12,948	12,491
Restaurants-casual dining	11,029	10,716	21,989	21,606
Restaurants-quick service	17,083	14,517	33,362	28,853
Theaters	17,565	13,114	35,335	26,458
Transportation services	15,762	15,633	31,548	31,021
Wholesale club	9,341	9,413	18,873	18,827
Other non-reportable segments	52,900	51,090	103,897	101,997
Total rental revenue	313,870	288,049	620,418	573,870
Tenant reimbursements	11,395	11,756	22,695	22,985
Other revenue	3,621	365	4,068	1,340
Total revenue	$328,886	$300,170	$647,181	$598,195

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $5.0 million during the second quarter of 2018, $4.5 million during the second quarter of 2017, $8.7 million during the first six months of 2018 and $7.2 million during the first six months of 2017.

A.    Restricted Stock
During the first six months of 2018, we granted 137,000 shares of common stock under the 2012 Plan. This included an annual grant of 28,000 shares of common stock to the independent members of our Board of Directors in May 2018, 20,000 of which shares vested immediately, 4,000 shares of which vest in equal parts over a three-year service period, and 4,000 shares of which vest in equal parts over a two-year service period. With the exception of shares granted to our independent directors, shares granted to employees typically vest in equal parts over a four-year or five-year service period.

As of June 30, 2018, the remaining unamortized share-based compensation expense related to restricted stock totaled $18.8 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares and Restricted Stock Units
During the first six months of 2018, we granted 190,449 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our TSR performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first six months of 2018, we also granted 8,383 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.

As of June 30, 2018, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $15.8 million.  The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

19.    Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2018, we had commitments of $15.9 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2018, we had committed $14.3 million under construction contracts, which is expected to be paid in the next twelve months.

20.    Subsequent Events

In July 2018, we declared a dividend of $0.22 per share to our common stockholders, which will be paid in August 2018.

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

At June 30, 2018, we owned a diversified portfolio:

•	Of 5,483 properties;

•	With an occupancy rate of 98.7%, or 5,414 properties leased and 69 properties available for lease;

•	Leased to 257 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 92.0 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,780 square feet; approximately 11,680 square feet per retail property and 228,150 square feet per industrial property.

Of the 5,483 properties in the portfolio, 5,455, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2018, of the 5,455 single-tenant properties, 5,386 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.3 years.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of June 30, 2018, consisted of 5,483 properties located in 49 states and Puerto Rico, leased to 257 different commercial tenants doing business in 48 industries. Each of the 48 industries represented in our property portfolio individually accounted for no more than 10.8% of our rental revenue for the quarter ended June 30, 2018.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 92% of our annualized retail rental revenue at June 30, 2018 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 51% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries. June 30, 2018, our top 20 tenants represent approximately 54% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

At June 30, 2018, we classified 74 properties with a carrying amount of $70.0 million as held for sale on our balance sheet. For the remainder of 2018, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $200 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2018 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders
We have continued our 49-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2018.  As of July 2018, we have paid 83 consecutive quarterly dividend increases and increased the dividend 97 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2018 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2017	Jan 2018	$0.2125	$0.0005
2nd increase	Jan 2018	Feb 2018	$0.2190	$0.0065
3rd increase	Mar 2018	Apr 2018	$0.2195	$0.0005
4th increase	Jun 2018	Jul 2018	$0.2200	$0.0005

The dividends paid per share during the first six months of 2018 totaled approximately $1.309, as compared to approximately $1.257 during the first six months of 2017, an increase of $0.052, or 4.1%.

The monthly dividend of $0.22 per share represents a current annualized dividend of $2.64 per share, and an annualized dividend yield of approximately 4.9% based on the last reported sale price of our common stock on the NYSE of $53.79 on June 30, 2018. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Second Quarter of 2018
During the second quarter of 2018, we invested $347.0 million in 190 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.5%. The 190 new properties and properties under development or expansion are located in 24 states, will contain approximately 1.9 million leasable square feet and are 100% leased with a weighted average lease term of 13.6 years.  The tenants occupying the new properties operate in 15 industries and the property types are 85% retail and 15% industrial, based on rental revenue.

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

Of the $347.0 million we invested during the second quarter of 2018, $60.6 million was invested in ten properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.7%. We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Acquisitions During the First Six Months of 2018
During the first six months of 2018, we invested $856.8 million in 358 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 358 new properties and properties under development or expansion are located in 32 states, will contain approximately 2.8 million leasable square feet, and are 100% leased with a weighted average lease term of 13.8 years. The tenants occupying the new properties operate in 17 industries and the property types are 93.7% retail and 6.3% industrial, based on rental revenue.  None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at June 30, 2018.

Of the $856.8 million we invested during the first six months of 2018, $64.3 million was invested in ten properties under development or expansion with an estimated initial weighted average contractual lease rate of 6.7%. We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results
At June 30, 2018, we had 69 properties available for lease out of 5,483 properties in our portfolio, which represents a 98.7% occupancy rate based on the number of properties in our portfolio. Since December 31, 2017, when we reported 83 properties available for lease out of 5,172 and a 98.4% occupancy rate, we:

•	Had 115 lease expirations;

•	Re-leased 102 properties; and

•	Sold 27 vacant properties.

Of the 102 properties re-leased during the first six months of 2018, 92 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and seven were re-leased to new tenants after a period of vacancy.  The annual rent on these 102 leases was $27.25 million, as compared to the previous rent on these same properties of $26.02 million, which represents a rent recapture rate of 104.7% on the properties re-leased during the first six months of 2018.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At June 30, 2018, our average annualized rental revenue was approximately $13.86 per square foot on the 5,414 leased properties in our portfolio.  At June 30, 2018, we classified 74 properties with a carrying amount of $70.0 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In the second quarter of 2018, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs, $135,000 for recurring capital expenditures, and $723,000 for non-recurring building improvements.  In the second quarter of 2017, we capitalized costs of $3.5 million on existing properties in our portfolio, consisting of $349,000 for re-leasing costs, $24,000 for recurring capital expenditures and $3.1 million for non-recurring building improvements.

In the first six months of 2018, we capitalized costs of $5.6 million on existing properties in our portfolio, consisting of $2.5 million for re-leasing costs, $147,000 for recurring capital expenditures, and $3.0 million for non-recurring building improvements. In the first six months of 2017, we capitalized costs of $6.8 million on existing properties in our portfolio, consisting of $759,000 for re-leasing costs, $365,000 for recurring capital expenditures, and $5.7 million for non-recurring building improvements.

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

Note Issuance
In April 2018, we issued $500.0 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.1 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

Capital Raising
During the quarter ended June 30, 2018, we raised $300.4 million from the sale of common stock at a weighted average price of $53.44 per share. During the six months ended June 30, 2018, we raised $302.8 million from the sale of common stock at a weighted average price of $53.42 per share.

Net Income Available to Common Stockholders
Net income available to common stockholders was $96.4 million in the second quarter of 2018, compared to $81.1 million in the second quarter of 2017, an increase of $15.3 million. On a diluted per common share basis, net income available to common stockholders was $0.34 in the second quarter of 2018, compared to $0.30 in the second quarter of 2017, an increase of $0.04, or 13.3%.

Net income available to common stockholders was $179.5 million in the first six months of 2018, as compared to $152.7 million in the first six months of 2017, an increase of $26.8 million. On a diluted per common share basis, net income available to common stockholders was $0.63 in the first six months of 2018, as compared to $0.57 in the first six months of 2017, an increase of $0.06, or 10.5%.

Net income and funds from operations available to common stockholders for the six months ended June 30, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 per share of Class F preferred stock. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the second quarter of 2018 were $7.8 million, as compared to gains from the sale of properties of $2.8 million during the second quarter of 2017. Gains from the sale of properties during the first six months of 2018 were $11.0 million, as compared to gains from the sale of properties of $13.4 million during the first six months of 2017.

Funds from Operations Available to Common Stockholders (FFO)
In the second quarter of 2018, FFO increased by $22.8 million, or 11.2%, to $226.1 million, compared to $203.3 million in the second quarter of 2017. On a diluted per common share basis, FFO was $0.79 in the second quarter of 2018, compared to $0.75 in the second quarter of 2017, an increase of $0.04, or 5.3%.

In the first six months of 2018, FFO increased by $60.5 million, or 15.5%, to $451.0 million, compared to $390.5 million in the first six months of 2017.  On a diluted per common share basis, FFO was $1.58 in the first six months of 2018, compared to $1.46 in the first six months of 2017, an increase of $0.12, or 8.2%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the second quarter of 2018, AFFO increased by $18.6 million, or 8.9%, to $227.0 million, compared to $208.4 million in the second quarter of 2017. On a diluted per common share basis, AFFO was $0.80 in the second quarter of 2018, compared to $0.76 in the second quarter of 2017, an increase of $0.04, or 5.3%.

In the first six months of 2018, AFFO increased by $41.8 million, or 10.2%, to $451.5 million, compared to $409.7 million in the first six months of 2017. On a diluted per common share basis, AFFO was $1.59 in the first six months of 2018, compared to $1.53 in the first six months of 2017, an increase of $0.06, or 3.9%.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2018, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.56 billion, or approximately 29.6% of our total market capitalization of $22.2 billion.

We define our total market capitalization at June 30, 2018 as the sum of:

•
Shares of our common stock outstanding of 290,024,275, plus total common units outstanding of 719,001, multiplied by the last reported sales price of our common stock on the NYSE of $53.79 per share on June 30, 2018, or $15.6 billion;

•	Outstanding borrowings of $534.0 million on our credit facility;

•	Outstanding mortgages payable of $306.8 million, excluding net mortgage premiums of $5.1 million and deferred financing costs of $209,000;

•	Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $469,000; and

•	Outstanding senior unsecured notes and bonds of $5.4 billion, excluding net unamortized original issuance premiums of $11.1 million and deferred financing costs of $36.2 million.

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

At-the-Market (ATM) Programs
In September 2015, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer and sell up to 12,000,000 shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. In October 2017, following the issuance and sale of the remaining shares under our prior ATM program, we established a new “at-the-market” equity distribution plan, or our new ATM program, and, together with our prior ATM program, our ATM programs, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock.  During the first six months of 2018, we issued 5,575,273 shares and raised approximately $298.0 million under the ATM program. From the inception of our ATM programs through June 30, 2018, we have issued 19,982,802 shares authorized by our ATM programs and raised approximately $1.1 billion.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current common stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first six months of 2018, we issued 93,061 shares and raised approximately $4.8 million under our DRSPP.  We did not issue shares under the waiver approval process during the first six months of 2018. From the inception of our DRSPP through June 30, 2018, we have issued 14,156,603 shares and raised approximately $666.6 million.

$2.0 Billion Revolving Credit Facility
We have a $2.0 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in June 2019 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of June 30, 2018 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At June 30, 2018, we had a borrowing capacity of approximately $1.5 billion available on our credit facility and an outstanding balance of $534.0 million. The weighted average interest rate on borrowings under our credit facility during the first six months of 2018 was 2.7% per annum. We must comply with various financial and other covenants in our credit facility.  At June 30, 2018, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

In June 2015, in conjunction with entering into our credit facility, we entered into a $250.0 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.05%. In January 2018, we entered into a six-month extension of this loan, which included, at our option, two additional six-month extensions. In June 2018, we exercised our first six-month extension of this loan, which now matures in January 2019. Borrowing during the extension periods bears interest at the current one-month LIBOR, plus 0.90%. The interest rate swap terminated upon the initial maturity in January 2018.

Mortgage Debt
As of June 30, 2018, we had $306.8 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at June 30, 2018, we had net premiums totaling $5.1 million on these mortgages and deferred financing costs of $209,000.  We expect to pay off the outstanding mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first six months of 2018, we made $13.4 million in principal payments, including the repayment of one mortgage in full for $11.0 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of June 30, 2018, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550

Total principal amount	$5,400

Unamortized net original issuance premiums and deferred financing costs	(25)

$5,375

In April 2018, we issued $500.0 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957%. The net proceeds of approximately $493.1 million from this offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2018. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2018 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.4%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.0%
Debt service coverage (trailing 12 months)(1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	244.0%

(1)
Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2017, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2017, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in exactly the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at June 30, 2018 (in thousands, for trailing twelve months):

Net income attributable to the Company	$328,335
Plus: interest expense	242,291
Plus: provision for taxes	6,989
Plus: depreciation and amortization	519,704
Plus: provisions for impairment	25,216
Plus: pro forma adjustments	57,887
Plus: charges for early extinguishment of debt	42,426
Less: gain on sales of real estate	(38,533)

Income available for debt service, as defined	$1,184,315

Total pro forma debt service charge	$259,244

Debt service and fixed charge coverage ratio	4.6

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2018, we had cash and cash equivalents totaling $30.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2018, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of BBB+ with a “positive” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of June 30, 2018, the facility interest rate as of June 30, 2018 was LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.55% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.85% if our credit rating is A-/A3 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.125% for a credit rating of A-/A3 or higher.

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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of June 30, 2018 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2018	$—	$—	$—	$8.5	$133.1	$0.8	$6.8	$15.1	$164.3
2019	534.0	—	70.0	20.7	251.8	1.5	13.6	15.1	906.7
2020	—	—	250.0	82.4	237.5	1.4	13.4	—	584.7
2021	—	250.0	—	66.9	219.2	1.2	13.1	—	550.4
2022	—	950.0	—	109.7	208.5	1.2	13.0	—	1,282.4
Thereafter	—	4,200.0	—	18.6	1,224.2	20.9	94.9	—	5,558.6
Totals	$534.0	$5,400.0	$320.0	$306.8	$2,274.3	$27.0	$154.8	$30.2	$9,047.1

(1) The initial term of the credit facility expires in June 2019 and includes, at our option, two six-month extensions.
(2) Excludes non-cash original issuance discounts and premiums recorded on notes payable. The net unamortized balance of the original issuance premiums at June 30, 2018 is $11.1 million. Also excludes deferred financing costs of $36.2 million.
(3) Excludes deferred financing costs of $469,000. In June 2018, we exercised our first six-month extension of this loan, which now matures in January 2019.
(4) Excludes non-cash net premiums recorded on the mortgages payable.  The unamortized balance of these net premiums at June 30, 2018, is $5.1 million. Also excludes deferred financing costs of $209,000.
(5) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of June 30, 2018 through their respective maturity dates.
(6) Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.
(8) “Other” consists of $14.3 million of commitments under construction contracts and $15.9 million of commitments for tenant improvements and leasing costs.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2017, our cash distributions to preferred and common stockholders totaled $695.5 million, or approximately 132.9% of our estimated taxable income of $523.5 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first six months of 2018 totaled $373.0 million, representing 82.6% of our adjusted funds from operations available to common stockholders of $451.5 million. In comparison, our 2017 cash distributions to common stockholders totaled $689.3 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $838.6 million.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2018, to the three and six months ended June 30, 2017.

Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2018	2017	2018	2017	Three months	Six months
REVENUE
Rental	$313,870	$288,049	$620,418	$573,870	$25,821	$46,548
Tenant reimbursements	11,395	11,756	22,695	22,985	(361)	(290)
Other	3,621	365	4,068	1,340	3,256	2,728
Total revenue	$328,886	$300,170	$647,181	$598,195	$28,716	$48,986

Rental Revenue
The increase in rental revenue in the second quarter of 2018 compared to the second quarter of 2017 is primarily attributable to:

•	The 351 properties (2.6 million square feet) we acquired in 2018, which generated $9.5 million of rent in the second quarter of 2018;

•
The 287 properties (7.2 million square feet) we acquired in 2017, which generated $23.8 million of rent in the second quarter of 2018, compared to $6.8 million in the second quarter of 2017, an increase of $17.0 million; and

•	Same store rents generated on 4,731 properties (80.8 million square feet) during the second quarter of 2018 and 2017, increased by $2.6 million, or 1.0%, to $272.6 million from $270.0 million;

•	A net increase in straight-line rent and other non-cash adjustments to rent of $2.4 million in the second quarter of 2018 as compared to the second quarter of 2017; partially offset by

•	A net decrease of $2.7 million relating to properties sold in the second quarter of 2018 and during 2017; and

•
A net decrease of $3.0 million relating to the aggregate of (i) rental revenue from properties (90 properties comprising 2.4 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $3.3 million in the second quarter of 2018, compared to $6.3 million in the second quarter of 2017.

The increase in rental revenue in the first six months of 2018 compared to the first six months of 2017 is primarily attributable to:

•	The 351 properties (2.6 million square feet) we acquired in the first six months of 2018, which generated $9.9 million of rent in the first six months of 2018;

•
The 287 properties (7.2 million square feet) we acquired in 2017, which generated $47.6 million of rent in the first six months of 2018, compared to $7.5 million in the first six months of 2017, an increase of $40.1 million;

•	Same store rents generated on 4,731 properties (80.8 million square feet) during the first six months of 2018 and 2017, increased by $5.0 million or 0.9%, to $548.7 million from $543.7 million;

•	A net increase in straight-line rent and other non-cash adjustments to rent of $1.8 million in the first six months of 2018 as compared to the first six months of 2017; partially offset by

•	A net decrease of $5.6 million relating to properties sold in the first six months of 2018 and during 2017 that were reported in continuing operations; and

•
A net decrease of $4.7 million relating to the aggregate of (i) rental revenue from properties (90 properties comprising 2.4 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $6.3 million in the first six months of 2018 compared to $11.0 million in the first six months of 2017.

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

Of the 5,483 properties in the portfolio at June 30, 2018, 5,455, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,455 single-tenant properties, 5,386, or 98.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.3 years at June 30, 2018. Of our 5,386 leased single-tenant properties, 4,676 or 86.8% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $449,000 in the second quarter of 2018 and $443,000 in the second quarter of 2017.  Percentage rent was $3.8 million in the first six months of 2018, and $3.9 million in the first six months of 2017. We anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2018.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2018, our portfolio of 5,483 properties was 98.7% leased with 69 properties available for lease, as compared to 98.4% leased, with 83 properties available for lease at December 31, 2017, and 98.5% leased with 76 properties available for lease at June 30, 2017. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses.

Other Revenue
The increase in other revenue was primarily related to higher proceeds from property insurance claims, condemnations and interest income from our investments in United States government money market funds in the second quarter and first six months of 2018 as compared to the second quarter and first six months of 2017, respectively.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2018	2017	2018	2017	Three months	Six months
EXPENSES
Depreciation and amortization	$133,999	$123,089	$265,102	$244,186	$10,910	$20,916
Interest	66,628	63,679	126,043	122,985	2,949	3,058
General and administrative	17,954	15,781	33,638	29,346	2,173	4,292
Property (excluding reimbursable)	4,841	4,730	10,093	12,576	111	(2,483)
Property - reimbursable	11,395	11,756	22,695	22,985	361	290
Income taxes	1,208	441	2,431	1,488	767	943
Provisions for impairment	3,951	2,274	18,172	7,706	1,677	10,466
Total expenses	$239,976	$221,750	$478,174	$441,272	$18,948	$37,482

Depreciation and Amortization
The increase in depreciation and amortization in the second quarter and first six months of 2018 was primarily due to the acquisition of properties in 2017 and the first six months of 2018, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$65,310	$60,714	$124,961	$116,772
Credit facility commitment fees	632	758	1,257	1,508
Amortization of credit facility origination costs and deferred financing costs	1,826	2,351	3,412	4,664
(Gain) loss on interest rate swaps	(792)	470	(2,799)	(859)
Dividend on preferred shares subject to redemption	—	—	—	2,257
Amortization of net mortgage premiums	(354)	(609)	(813)	(1,240)
Capital lease obligation	78	77	155	155
Interest capitalized	(72)	(82)	(130)	(272)
Interest expense	$66,628	$63,679	$126,043	$122,985

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$6,698,072	$5,883,340	$6,438,236	$5,797,800
Average interest rates	3.90%	4.09%	3.88%	3.98%

The increase in interest expense from 2017 to 2018 for the second quarter and the first six months is primarily due to the April 2018 issuance of our 3.875% notes due 2025, the December 2017 issuance of our 3.650% notes due 2028, the March 2017 issuance of our 4.650% notes due 2047, the December 2017 further issuance of our 4.650% notes due 2047 and the 2017 further issuances of our 3.250% notes due 2022 and 4.125% notes due 2026. This increase was partially offset by the December 2017 early redemption of our 6.750% notes due 2019 and the September 2017 repayment of our 5.375% notes due 2017, and lower outstanding debt balances on mortgages payable as a result of the payoff of mortgages in 2017 and 2018.

Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value. Changes in the fair value of our interest rate swaps are recorded directly to interest expense.

At June 30, 2018, the weighted average interest rate on our:

•	Term loans outstanding of $320.0 million (excluding deferred financing costs of $469,000) was 3.0%;

•	Mortgages payable of $306.8 million (excluding net premiums totaling $5.1 million and deferred financing costs of $209,000 on these mortgages) was 5.1%;

•	Credit facility outstanding borrowings of $534.0 million was 2.9%;

•	Notes and bonds payable of $5.4 billion (excluding net unamortized original issue premiums of $11.1 million and deferred financing costs of $36.2 million) was 4.0%; and

•	Combined outstanding notes, bonds, mortgages, term loans and credit facility borrowings of $6.6 billion was 3.9%.

General and Administrative Expenses
General and administrative expenses increased during the second quarter and the first six months of 2018 due to higher compensation costs and a higher employee headcount. In July 2018, we had 165 employees, as compared to 155 employees in July 2017. General and administrative expense as a percentage of total revenue (excluding tenant reimbursements revenue) increased to 5.7% for the second quarter of 2018 as compared to 5.5% for the second quarter of 2017. General and administrative expense as a percentage of total revenue (excluding tenant reimbursement revenue) increased to 5.4% for the first six months of 2018 as compared to 5.1% for the first six months of 2017.

Property Expenses
Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2018, 69 properties were available for lease, as compared to 83 at December 31, 2017 and 76 at June 30, 2017.

The decrease in gross and net property expenses (excluding tenant reimbursable expenses) in the first six months of 2018 is primarily attributable to lower property taxes and bad debt expense on vacant properties, partially offset by higher insurance and utility costs. Net property expenses as a percentage of revenue (excluding tenant reimbursement revenue) decreased to 1.5% in the second quarter of 2018, as compared to 1.6% in the second quarter of 2017. Net property expenses as a percentage of revenue (excluding tenant reimbursement revenue) decreased to 1.6% in the first six months of 2018, as compared to 2.2% in the first six months of 2017.

Income Taxes
Income taxes are for city and state income and franchise taxes paid by us and our subsidiaries. The increase in income taxes for the second quarter and the first six months of 2018 is primarily due to increased activity in our taxable REIT subsidiary.

Provisions for Impairment
During the second quarter of 2018, we recorded total provisions for impairment of $4.0 million on eight properties classified as held for sale, one property classified as held for investment, and nine sold properties. For the first six months of 2018, we recorded total provisions for impairment of $18.2 million on nine properties classified as held for sale, two properties classified as held for investment, and 14 sold properties.

In comparison, for the second quarter of 2017, we recorded total provisions for impairment of $2.3 million on one property classified as held for investment and nine sold properties. For the first six months of 2017, we recorded total provisions for impairment of $7.7 million on four properties classified as held for investment and 14 sold properties.

Gain on Sales of Real Estate
During the second quarter of 2018, we sold 26 properties for $33.7 million, which resulted in a gain of $7.8 million. During the second quarter of 2017, we sold 15 properties for $12.8 million, which resulted in a gain of $2.8 million.

In comparison, during the first six months of 2018, we sold 40 properties for $47.5 million, which resulted in a gain of $11.0 million. During the first six months of 2017, we sold 29 properties for $44.0 million, which resulted in a gain of $13.4 million.

Preferred Stock Dividends
We did not pay any preferred stock dividends in the first six months of 2018. Preferred stock dividends totaled  $3.9 million in the first six months of 2017. Additionally, in April 2017, we paid a final dividend on our Class F preferred stock of $1.7 million, which was recorded to interest expense.

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

Net Income Available to Common Stockholders
Net income available to common stockholders was $96.4 million in the second quarter of 2018, compared to $81.1 million in the second quarter of 2017, an increase of $15.3 million. On a diluted per common share basis, net income was $0.34 in the second quarter of 2018, compared to $0.30 in the second quarter of 2017, an increase of $0.04, or 13.3%.

Net income available to common stockholders was $179.5 million in the first six months of 2018, compared to $152.7 million in the first six months of 2017, an increase of $26.8 million. On a diluted per common share basis, net income was $0.63 in the first six months of 2018, as compared to $0.57 in the first six months of 2017, an increase of $0.06, or 10.5%.

Net income available to common stockholders for the six months ended June 30, 2018 was impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 per share of Class F preferred stock. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

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

	Three Months Ended June 30,
Dollars in thousands	2018	2017
Net income	$96,697	$81,259
Interest	66,628	63,679
Income taxes	1,208	441
Depreciation and amortization	133,999	123,089
Impairment loss	3,951	2,274
Gain on sales of real estate	(7,787)	(2,839)
Quarterly Adjusted EBITDAre	$294,696	$267,903

Annualized Adjusted EBITDAre (1)	$1,178,784	$1,071,612
Total Debt	$6,540,202	$5,988,048
Debt/Adjusted EBITDAre	5.5	5.6

(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2018 increased by $22.8 million, or 11.2%, to $226.1 million, compared to $203.3 million in the second quarter of 2017. On a diluted per common share basis, FFO was $0.79 in the second quarter of 2018, compared to $0.75 in the second quarter of 2017, an increase of $0.04, or 5.3%.

In the first six months of 2018, our FFO increased by $60.5 million, or 15.5%, to $451.0 million, compared to $390.5 million in the first six months of 2017.  On a diluted per common share basis, FFO was $1.58 in the first six months of 2018, compared to $1.46 in the first six months of 2017, an increase of $0.12, or 8.2%. FFO in the first six months of 2017 includes a non-cash redemption charge of $13.4 million on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class F preferred stock original issuance cost that was paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$96,380	$81,136	$179,543	$152,722
Depreciation and amortization	133,999	123,089	265,102	244,186
Depreciation of furniture, fixtures and equipment	(168)	(150)	(327)	(307)
Provisions for impairment on real estate	3,951	2,274	18,172	7,706
Gain on sales of real estate	(7,787)	(2,839)	(11,005)	(13,371)
FFO adjustments allocable to noncontrolling interests	(293)	(238)	(521)	(453)
FFO available to common stockholders	$226,082	$203,272	$450,964	$390,483
FFO allocable to dilutive noncontrolling interests	232	282	450	438
Diluted FFO	$226,314	$203,554	$451,414	$390,921

FFO per common share:
Basic	$0.79	$0.75	$1.59	$1.46
Diluted	$0.79	$0.75	$1.58	$1.46

Distributions paid to common stockholders	$187,488	$172,874	$373,044	$335,380
FFO available to common stockholders in excess of distributions paid to common stockholders	$38,594	$30,398	$77,920	$55,103
Weighted average number of common shares used for computation per share:
Basic	284,928,969	272,588,332	284,469,689	268,024,691
Diluted	285,372,256	273,187,669	284,924,336	268,569,855

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2018 increased by $18.6 million, or 8.9%, to $227.0 million, compared to $208.4 million in the second quarter of 2017. On a diluted per common share basis, AFFO was $0.80 in the second quarter of 2018, compared to $0.76 in the second quarter of 2017, an increase of $0.04, or 5.3%.

In the first six months of 2018, our AFFO increased by $41.8 million, or 10.2%, to $451.5 million, compared to $409.7 million in the first six months of 2017. On a diluted per common share basis, AFFO was $1.59 in the first six months of 2018, compared to $1.53 in the first six months of 2017, an increase of $0.06, or 3.9%.

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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$96,380	$81,136	$179,543	$152,722
Cumulative adjustments to calculate FFO (1)	129,702	122,136	271,421	237,761
FFO available to common stockholders	226,082	203,272	450,964	390,483
Excess of redemption value over carrying value of Class F preferred share redemption	—	—	—	13,373
Amortization of share-based compensation	4,995	4,462	8,657	7,215
Amortization of deferred financing costs (2)	1,014	1,317	1,858	2,804
Amortization of net mortgage premiums	(354)	(609)	(813)	(1,240)
(Gain) loss on interest rate swaps	(792)	470	(2,799)	(859)
Leasing costs and commissions	(1,536)	(349)	(2,452)	(759)
Recurring capital expenditures	(135)	(24)	(147)	(365)
Straight-line rent	(6,267)	(4,271)	(11,632)	(7,554)
Amortization of above and below-market leases	3,907	4,049	7,771	6,481
Other adjustments (3)	74	71	142	144
Total AFFO available to common stockholders	$226,988	$208,388	$451,549	$409,723
AFFO allocable to dilutive noncontrolling interests	236	292	465	586
Diluted AFFO	$227,224	$208,680	$452,014	$410,309

AFFO per common share, basic and diluted	$0.80	0.76	$1.59	1.53
Distributions paid to common stockholders	$187,488	$172,874	$373,044	$335,380
AFFO available to common stockholders in excess of distributions paid to common stockholders	$39,500	$35,514	$78,505	$74,343
Weighted average number of common shares used for computation per share:
Basic	284,928,969	272,588,332	284,469,689	268,024,691
Diluted	285,372,256	273,187,669	284,924,336	268,658,037

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2018, we owned a diversified portfolio:

•	Of 5,483 properties;

•	With an occupancy rate of 98.7%, or 5,414 properties leased and 69 properties available for lease;

•	Leased to 257 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 92.0 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,780 square feet; approximately 11,680 square feet per retail property and 228,150 square feet per industrial property.

At June 30, 2018, of our 5,483 properties, 5,414 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At June 30, 2018, our 257 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 337 additional tenants, representing approximately 5% of our annualized revenue at June 30, 2018, which brings our total tenant count to 594 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue by Industry
	For the Quarter Ended June 30, 2018	For the Years Ended
		Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Aerospace	0.9%	0.9%	1.0%	1.1%	1.2%	1.2%
Apparel stores	1.3	1.6	1.9	2.0	2.0	1.9
Automotive collision services	0.9	1.0	1.0	1.0	0.8	0.8
Automotive parts	1.8	1.3	1.3	1.4	1.3	1.2
Automotive service	2.2	2.2	1.9	1.9	1.8	2.1
Automotive tire services	2.5	2.6	2.7	2.9	3.2	3.6
Beverages	2.5	2.7	2.6	2.7	2.8	3.3
Book stores	*	*	*	*	*	*
Child care	1.7	1.8	1.9	2.0	2.2	2.8
Consumer appliances	0.5	0.5	0.5	0.6	0.5	0.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.7	0.8	0.9	0.9	0.9	1.0
Convenience stores	10.8	9.6	8.7	9.2	10.1	11.2
Crafts and novelties	0.7	0.6	0.6	0.6	0.6	0.6
Diversified industrial	0.8	0.9	0.9	0.8	0.5	0.2
Dollar stores	7.4	7.9	8.6	8.9	9.6	6.2
Drug stores	10.3	10.9	11.2	10.6	9.5	8.1
Education	0.3	0.3	0.3	0.3	0.4	0.4
Electric utilities	0.1	0.1	0.1	0.1	0.1	*
Entertainment	0.4	0.4	0.5	0.5	0.5	0.6
Equipment services	0.4	0.4	0.6	0.5	0.6	0.5
Financial services	2.2	2.4	1.8	1.7	1.8	2.0
Food processing	0.5	0.6	1.1	1.2	1.4	1.5
General merchandise	2.2	2.0	1.8	1.7	1.5	1.1
Government services	0.9	1.0	1.1	1.2	1.3	1.4
Grocery stores	5.0	4.4	3.1	3.0	3.0	2.9
Health and beauty	0.2	*	*	*	*	*
Health and fitness	7.5	7.5	8.1	7.7	7.0	6.3
Health care	1.6	1.4	1.5	1.7	1.8	1.9
Home furnishings	0.8	0.9	0.8	0.9	0.9	1.1
Home improvement	3.0	2.6	2.5	2.4	1.7	1.6
Insurance	0.1	0.1	0.1	0.1	0.1	0.1
Jewelry	0.1	0.1	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.2	0.2
Motor vehicle dealerships	1.8	2.1	1.9	1.6	1.6	1.6
Office supplies	0.2	0.2	0.3	0.3	0.4	0.5
Other manufacturing	0.7	0.8	0.8	0.7	0.7	0.6
Packaging	1.1	1.0	0.8	0.8	0.8	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.2
Pet supplies and services	0.5	0.6	0.6	0.7	0.7	0.8
Restaurants - casual dining	3.5	3.8	3.9	3.8	4.3	5.1
Restaurants - quick service	5.5	5.1	4.9	4.2	3.7	4.4
Shoe stores	0.5	0.6	0.7	0.7	0.9	1.0
Sporting goods	1.1	1.4	1.6	1.8	1.6	1.7
Telecommunications	0.6	0.6	0.6	0.7	0.7	0.7
Theaters	5.6	5.0	4.9	5.1	5.3	6.2
Transportation services	5.0	5.4	5.5	5.4	5.2	5.4
Wholesale clubs	3.0	3.3	3.6	3.8	4.1	3.9
Other	0.1	0.1	0.2	0.2	0.2	0.2
Totals	100.0%	100.0	100.0%	100.0%	100.0%	100.0%

*   Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2018 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2018 (1)	Percentage of Rental Revenue
Retail	5,309	62,021,900	$253,768	80.9%
Industrial	117	26,694,100	39,755	12.7
Office	42	3,104,700	13,603	4.3
Agriculture	15	184,500	6,578	2.1
Totals	5,483	92,005,200	$313,704	100.0%

(1) Includes rental revenue for all properties owned at June 30, 2018.  Excludes revenue of $166 from sold properties.

Tenant Diversification
The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at June 30, 2018:

Tenant	Number of Leases	% of Rental Revenue
Walgreens	220	6.6%
FedEx	42	4.9%
Dollar General	544	3.8%
LA Fitness	54	3.8%
7-Eleven	254	3.8%
Dollar Tree / Family Dollar	468	3.5%
AMC Theatres	32	3.4%
Walmart / Sam’s Club	51	2.9%
Circle K (Couche-Tard)	298	2.4%
BJ’s Wholesale Clubs	15	2.1%
Treasury Wine Estates	17	2.0%
Life Time Fitness	11	1.9%
CVS Pharmacy	82	1.9%
Regal Cinemas	25	1.9%
GPM Investments / Fas Mart	213	1.7%
Super America / Western Refining	133	1.7%
TBC Corporation (Sumitomo)	159	1.5%
Kroger	17	1.4%
Rite Aid	51	1.3%
Home Depot	15	1.2%

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at June 30, 2018, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended June 30, 2018 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$2,888	1.1%
Automotive service	7,022	2.8
Child care	5,245	2.1
Education	845	0.3
Entertainment	1,279	0.5
Equipment services	111	*
Financial services	5,902	2.3
Health and fitness	23,519	9.3
Health care	1,934	0.8
Telecommunications	53	*
Theaters	17,545	6.9
Transportation services	250	0.1
Other	74	*
	66,667	26.2
Tenants Selling Goods and Services
Automotive parts (with installation)	1,647	0.6
Automotive tire services	7,709	3.0
Convenience stores	33,718	13.3
Health and beauty	15	*
Motor vehicle dealerships	5,710	2.3
Pet supplies and services	563	0.2
Restaurants - casual dining	10,300	4.1
Restaurants - quick service	17,159	6.8
Other	*	*
	76,821	30.3
Tenants Selling Goods
Apparel stores	3,955	1.6
Automotive parts	3,520	1.4
Book stores	112	*
Consumer electronics	969	0.4
Crafts and novelties	1,914	0.8
Dollar stores	23,233	9.2
Drug stores	30,957	12.2
General merchandise	5,877	2.3
Grocery stores	15,680	6.2
Home furnishings	2,301	0.9
Home improvement	8,011	3.1
Jewelry	175	0.1
Office supplies	615	0.2
Shoe stores	183	0.1
Sporting goods	3,433	1.3
Wholesale clubs	9,345	3.7
	110,280	43.5
Totals	$253,768	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all retail leases for properties owned at June 30, 2018. Excludes revenue of $59,936 from non-retail leases and $166 from sold properties.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended June 30, 2018 (dollars in thousands):

Total Portfolio(1)
	Expiring		Approx.		% of
	Leases		Leasable	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	Revenue
2018	118	6	704,300	$3,148	1.0%
2019	269	9	3,548,200	13,053	4.2
2020	221	14	4,268,600	13,029	4.2
2021	343	14	5,535,800	15,949	5.1
2022	402	21	9,921,900	21,357	6.8
2023	529	23	9,771,800	28,018	8.9
2024	230	12	4,639,100	13,392	4.3
2025	337	13	5,139,700	20,111	6.4
2026	313	3	4,638,300	15,807	5.0
2027	545	5	6,254,400	22,000	7.0
2028	330	13	8,795,500	21,148	6.8
2029	407	7	7,452,300	21,749	6.9
2030	102	14	2,906,100	16,035	5.1
2031	295	25	5,863,100	27,195	8.7
2032	84	4	3,072,600	11,878	3.8
2033-2043	777	3	8,296,300	49,604	15.8
Totals	5,302	186	90,808,000	$313,473	100.0%

* Less than 0.1%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $231 from 90 expired leases, and $166 from sold properties at June 30, 2018. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2018 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2018 (1)	Percentage of Rental Revenue
Alabama	167	98%	1,585,200	$6,019	1.9%
Alaska	3	100	422,000	604	0.2
Arizona	115	100	1,801,100	6,792	2.2
Arkansas	74	100	887,700	2,213	0.7
California	186	99	6,079,900	28,253	9.0
Colorado	83	99	1,459,000	5,116	1.6
Connecticut	22	91	521,100	2,020	0.6
Delaware	18	100	93,000	736	0.2
Florida	381	99	4,140,000	17,558	5.6
Georgia	266	98	4,288,200	13,372	4.3
Idaho	12	100	87,000	391	0.1
Illinois	260	99	5,798,000	19,360	6.2
Indiana	189	98	2,260,900	8,674	2.8
Iowa	39	95	2,951,600	4,265	1.4
Kansas	99	97	1,894,000	4,916	1.6
Kentucky	72	99	1,665,600	4,413	1.4
Louisiana	108	98	1,559,500	5,042	1.6
Maine	19	100	207,900	1,167	0.4
Maryland	37	97	1,017,500	4,866	1.5
Massachusetts	77	96	725,100	3,562	1.1
Michigan	163	99	1,788,700	6,542	2.1
Minnesota	163	99	2,052,600	10,022	3.2
Mississippi	139	97	1,613,800	4,714	1.5
Missouri	156	97	2,721,000	8,472	2.7
Montana	11	100	87,000	461	0.1
Nebraska	42	100	775,100	1,930	0.6
Nevada	23	100	1,191,100	2,118	0.7
New Hampshire	19	100	315,800	1,574	0.5
New Jersey	73	100	995,800	5,798	1.8
New Mexico	34	100	366,400	1,077	0.3
New York	114	100	2,798,300	15,284	4.9
North Carolina	182	99	2,778,100	8,869	2.8
North Dakota	6	100	117,700	211	0.1
Ohio	291	99	6,876,100	15,933	5.1
Oklahoma	136	100	1,668,700	4,702	1.5
Oregon	28	100	593,300	2,285	0.7
Pennsylvania	186	98	2,138,300	8,970	2.9
Rhode Island	4	100	161,600	841	0.3
South Carolina	164	99	1,653,200	7,097	2.3
South Dakota	15	100	195,200	471	0.1
Tennessee	250	98	3,590,600	10,640	3.4
Texas	638	99	10,255,200	32,900	10.5
Utah	21	100	927,700	2,169	0.7
Vermont	5	100	98,000	489	0.2
Virginia	198	97	3,148,600	9,305	3.0
Washington	44	98	737,400	2,839	0.9
West Virginia	18	100	395,600	1,293	0.4
Wisconsin	123	100	2,437,000	6,924	2.2
Wyoming	6	100	54,700	286	0.1
Puerto Rico	4	100	28,300	149	*
Totals\Average	5,483	99%	92,005,200	$313,704	100.0%
* Less than 0.1%
(1) Includes rental revenue for all properties owned at June 30, 2018.  Excludes revenue of $166 from sold properties.

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

Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the tenant is responsible for property expenses. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Corporate Responsibility
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

Social Responsibility and Ethics
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

Corporate Governance
We believe that a company’s reputation for integrity and serving its stockholders responsibly is of utmost importance. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance.  Practices that illustrate this commitment include:

•	As we focus on board refreshment, in July 2018, we added two new independent, non-employee directors;

•	Our Board of Directors is now comprised of ten directors, nine of which are independent, non-employee directors;

•	Our Board of Directors is elected on an annual basis;

•	We employ a majority vote standard for uncontested elections;

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

Environmental Practices
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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2018. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2018	$2.1	5.59%	$6.4	4.78%
2019	4.5	5.59	620.2	3.44
2020	82.2	4.99	250.2	3.74
2021	310.1	5.72	6.8	5.21
2022	1,059.7	3.43	—	—
Thereafter	4,218.6	4.12	—	—
Totals (1)	$5,677.2	4.09%	$883.6	3.55%
Fair Value (2)	$5,676.5		$883.8

(1)
Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At June 30, 2018, the unamortized balance of net premiums on mortgages payable is $5.1 million, the unamortized balance of net original issuance premiums on notes payable is $11.1 million, and the balance of deferred financing costs on mortgages payable is $209,000, on notes payable is $36.2 million, and on term loans is $469,000.

(2)
We base the estimated fair value of the fixed rate senior notes and bonds at June 30, 2018 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at June 30, 2018 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at June 30, 2018.

The table incorporates only those exposures that exist as of June 30, 2018. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except three mortgages totaling $29.6 million at June 30, 2018, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.2 million at June 30, 2018. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $534.0 million at June 30, 2018, a 1% change in interest rates would change our interest rate costs by $5.3 million per year.

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

As of and for the quarter ended June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
In January 2018, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2010 Incentive Award Plan of Realty Income Corporation:

•	619 shares of stock, at a weighted average price of $50.25, in April 2018;

•	232 shares of stock, at a weighted average price of $52.07, in May 2018; and

•	267 shares of stock, at a weighted average price of $53.13, in June 2018.

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

3.2	Amended and Restated Bylaws of the Company dated March 13, 2018 (filed as exhibit 3.1 to the Company’s Form 8-K filed on March 14, 2018 and incorporated herein by reference).

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

Interactive Data Files

*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 2, 2018	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)