Form 10-Q
period 2018-09-30
REALTY INCOME CORP
filed 2018-11-01
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018, or

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

There were 295,116,368 shares of common stock outstanding as of October 25, 2018.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2018

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Real estate, at cost:
Land	$4,562,343	$4,080,400
Buildings and improvements	11,666,564	10,936,069
Total real estate, at cost	16,228,907	15,016,469
Less accumulated depreciation and amortization	(2,607,309)	(2,346,644)
Net real estate held for investment	13,621,598	12,669,825
Real estate held for sale, net	65,376	6,674
Net real estate	13,686,974	12,676,499
Cash and cash equivalents	6,666	6,898
Accounts receivable, net	135,866	119,533
Acquired lease intangible assets, net	1,212,679	1,194,930
Goodwill	14,861	14,970
Other assets, net	38,279	45,336
Total assets	$15,095,325	$14,058,166

LIABILITIES AND EQUITY
Distributions payable	$65,749	$60,799
Accounts payable and accrued expenses	119,144	109,523
Acquired lease intangible liabilities, net	309,665	268,796
Other liabilities	109,854	116,869
Line of credit payable	774,000	110,000
Term loans, net	319,571	445,286
Mortgages payable, net	310,206	325,941
Notes payable, net	5,375,882	5,230,244
Total liabilities	7,384,071	6,667,458
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 295,145,532 shares issued and outstanding as of September 30, 2018 and 284,213,685 shares issued and outstanding as of December 31, 2017	10,220,092	9,624,264
Distributions in excess of net income	(2,543,852)	(2,252,763)
Total stockholders’ equity	7,676,240	7,371,501
Noncontrolling interests	35,014	19,207
Total equity	7,711,254	7,390,708
Total liabilities and equity	$15,095,325	$14,058,166

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE
Rental	$324,773	$293,455	$945,191	$867,325
Tenant reimbursements	12,479	11,933	35,174	34,918
Other	829	1,532	4,897	2,872
Total revenue	338,081	306,920	985,262	905,115

EXPENSES
Depreciation and amortization	136,967	127,569	402,069	371,755
Interest	69,342	62,951	195,385	185,935
General and administrative	16,332	13,881	49,970	43,227
Property (including reimbursable)	15,806	17,267	48,594	52,828
Income taxes	1,302	1,133	3,733	2,621
Provisions for impairment	6,862	365	25,034	8,072
Total expenses	246,611	223,166	724,785	664,438
Gain on sales of real estate	7,813	4,319	18,818	17,689
Net income	99,283	88,073	279,295	258,366
Net income attributable to noncontrolling interests	(284)	(133)	(753)	(420)
Net income attributable to the Company	98,999	87,940	278,542	257,946
Preferred stock dividends	—	—	—	(3,911)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	—	(13,373)
Net income available to common stockholders	$98,999	$87,940	$278,542	$240,662

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.34	$0.32	$0.97	$0.89
Weighted average common shares outstanding:
Basic	290,664,368	275,511,870	286,599,191	270,584,365
Diluted	291,207,186	276,050,671	287,105,285	271,126,114

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$279,295	$258,366
Adjustments to net income:
Depreciation and amortization	402,069	371,755
Amortization of share-based compensation	12,527	10,641
Non-cash revenue adjustments	(5,781)	(2,783)
Amortization of net premiums on mortgages payable	(1,167)	(1,580)
Amortization of deferred financing costs	5,337	6,819
Gain on interest rate swaps	(3,064)	(1,228)
Gain on sales of real estate	(18,818)	(17,689)
Provisions for impairment on real estate	25,034	8,072
Change in assets and liabilities
Accounts receivable and other assets	(1,540)	(892)
Accounts payable, accrued expenses and other liabilities	(4,050)	10,067
Net cash provided by operating activities	689,842	641,548
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,437,377)	(964,719)
Improvements to real estate, including leasing costs	(22,432)	(11,834)
Proceeds from sales of real estate	83,024	69,486
Insurance proceeds received	7,121	12,746
Collection of loans receivable	5,267	92
Non-refundable escrow deposits for pending acquisitions	(3,275)	—
Net cash used in investing activities	(1,367,672)	(894,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(564,747)	(509,987)
Cash dividends to preferred stockholders	—	(6,168)
Borrowings on line of credit	1,670,000	1,189,000
Payments on line of credit	(1,006,000)	(1,651,000)
Principal payment on term loan	(125,866)	—
Proceeds from notes and bonds payable issued	497,500	711,812
Principal payment on notes payable	(350,000)	(175,000)
Principal payments on mortgages payable	(14,608)	(123,524)
Redemption of preferred stock	—	(408,750)
Proceeds from common stock offerings, net	—	704,938
Proceeds from dividend reinvestment and stock purchase plan	6,966	67,813
Proceeds from At-the-Market (ATM) program	588,860	487,998
Distributions to noncontrolling interests	(1,391)	(1,652)
Debt issuance costs	(4,436)	(6,663)
Other items, including shares withheld upon vesting	(14,862)	(11,455)
Net cash provided by financing activities	681,416	267,362
Net increase in cash, cash equivalents and restricted cash	3,586	14,681
Cash, cash equivalents and restricted cash, beginning of period	12,142	15,681
Cash, cash equivalents and restricted cash, end of period	$15,728	$30,362
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

At September 30, 2018 we owned 5,694 properties, located in 49 states and Puerto Rico, containing over  92.7 million leasable square feet.

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

E.  In February 2016, the FASB issued ASU 2016-02 (Topic 842, Leases), as clarified and amended by ASU 2018-01, which amended Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. Upon adoption, we will recognize lease obligations for ground leases with a corresponding right of use asset, and are currently evaluating other impacts this amendment may have on our consolidated financial statements. The amendments included in this topic are effective, for interim and annual periods beginning after December 15, 2018. We plan to adopt this standard when it becomes effective beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard.

3. Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands)

A.	Acquired lease intangible assets, net, consist of the following at:	September 30, 2018	December 31, 2017
	Acquired in-place leases	$1,311,676	$1,272,897
	Accumulated amortization of acquired in-place leases	(521,014)	(444,221)
	Acquired above-market leases	571,341	487,933
	Accumulated amortization of acquired above-market leases	(149,324)	(121,679)
		$1,212,679	$1,194,930

B.	Other assets, net, consist of the following at:	September 30, 2018	December 31, 2017
	Prepaid expenses	$16,250	$12,851
	Impounds related to mortgages payable	7,529	4,565
	Corporate assets, net	5,825	6,074
	Non-refundable escrow deposits for pending acquisitions	3,275	7,500
	Credit facility origination costs	2,206	4,366
	Restricted escrow deposits	1,533	679
	Receivable for property rebuilds	—	3,919
	Notes receivable issued in connection with property sales	—	5,267
	Other items	1,661	115
		$38,279	$45,336

C.	Distributions payable consist of the following declared distributions at:	September 30, 2018	December 31, 2017
	Common stock distributions	$65,597	$60,713
	Noncontrolling interests distributions	152	86
		$65,749	$60,799

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2018	December 31, 2017
	Notes payable - interest payable	$57,664	$64,058
	Property taxes payable	23,632	11,718
	Accrued costs on properties under development	4,044	2,681
	Mortgages, term loans, credit line - interest payable and interest rate swaps	3,859	2,360
	Other items	29,945	28,706
		$119,144	$109,523

E.	Acquired lease intangible liabilities, net, consist of the following at:	September 30, 2018	December 31, 2017
	Acquired below-market leases	$398,011	$340,906
	Accumulated amortization of acquired below-market leases	(88,346)	(72,110)
		$309,665	$268,796

F.	Other liabilities consist of the following at:	September 30, 2018	December 31, 2017
	Rent received in advance and other deferred revenue	$98,085	$105,284
	Security deposits	6,211	6,259
	Capital lease obligations	5,558	5,326
		$109,854	$116,869

4. Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A. Acquisitions During the First Nine Months of 2018 and 2017
During the first nine months of 2018, we invested $1.47 billion in 591 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 591 new properties and properties under development or expansion are located in 37 states, will contain approximately 4.3 million leasable square feet, and are 100% leased with a weighted average lease term of 14.4 years. The tenants occupying the new properties operate in 20 industries and the property types consist of 96.1% retail and 3.9% industrial, based on rental revenue.  None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at September 30, 2018.

The $1.47 billion invested during the first nine months of 2018 was allocated as follows: $535.7 million to land, $846.1 million to buildings and improvements, $112.5 million to intangible assets related to leases, and $28.9 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2018 generated total revenues of $31.4 million and net income of $16.8 million during the nine months ended September 30, 2018.

In comparison, during the first nine months of 2017, we invested $956.9 million in 177 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.5%. The 177 new properties and properties under development or expansion were located in 35 states, contained approximately  4.3 million leasable square feet, and were 100% leased with a weighted average lease term of 14.9 years. The tenants occupying the new properties operated in 21 industries and the property types consisted of 96.6% retail and 3.4% industrial, based on rental revenue.

The $956.9 million invested during the first nine months of 2017 was allocated as follows: $235.4 million to land, $582.7 million to buildings and improvements, $154.3 million to intangible assets related to leases, and $15.5 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during the first nine months of 2017 generated total revenues of $19.7 million and net income of $9.4 million during the nine months ended September 30, 2017.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.47 billion we invested during the first nine months of 2018, $69.7 million was invested in 11 properties under development or expansion with an initial weighted average contractual lease rate of 6.8%. Of the $956.9 million we invested during the first nine months of 2017, $16.4 million was invested in 13 properties under development or expansion with an initial weighted average contractual lease rate of 7.3%.

B. Investments in Existing Properties
During the first nine months of 2018 , we capitalized costs of $12.3 million on existing properties in our portfolio, consisting of $2.8 million for re-leasing costs, $529,000 for recurring capital expenditures and $8.9 million for non-recurring building improvements. In comparison, during the first nine months of 2017, we capitalized costs of  $9.5 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs, $536,000 for recurring capital expenditures and $7.8 million for non-recurring building improvements.

C. Properties with Existing Leases
Of the $1.47 billion we invested during the first nine months of 2018, approximately $307.5 million was used to acquire 147 properties with existing leases.  In comparison, of the $956.9 million we invested during the first nine months of 2017, approximately $562.1 million was used to acquire 68 properties with existing leases. The value of the in-place and above-market leases is recorded to acquired lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to acquired lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first nine months of 2018 and 2017 were $79.8 million and   $79.1 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2018 and 2017 were $12.4 million and $10.2 million, respectively.  If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the acquired above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2018 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2018	$(4,388)	$26,568
2019	(17,043)	98,078
2020	(16,314)	92,326
2021	(15,075)	84,355
2022	(13,369)	72,765
Thereafter	(46,164)	416,571
Totals	$(112,352)	$790,662

5. Credit Facility

At September 30, 2018, we had a $2.0 billion unsecured revolving credit facility, or our credit facility, with an initial term that expired in June 2019 and included, at our option, two six-month extensions. Our credit facility had a  $1.0 billion accordion expansion option.  Under our credit facility, our investment grade credit ratings as of September 30, 2018 provided for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.85% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.975% over LIBOR. The borrowing rate was subject to an interest rate floor and could change if our investment grade credit ratings changed. We also had other interest rate options available to us under our credit facility. Our credit facility was unsecured and, accordingly, we did not pledge any assets as collateral for this obligation.

In October 2018, we entered into a new $3.25 billion unsecured credit facility to amend and restate our credit facility. For more information, please see note 21.

At September 30, 2018, credit facility origination costs of $2.2 million are included in other assets, net on our consolidated balance sheet. These costs were being amortized over the remaining term of our credit facility.

At September 30, 2018, we had a borrowing capacity of approximately $1.2 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $774.0 million, as compared to an outstanding balance of $110.0 million at December 31, 2017.

The weighted average interest rate on outstanding borrowings under our credit facility was 2.8% during the first nine months of 2018 and 1.9% during the first nine months of 2017. At September 30, 2018 and December 31, 2017, the weighted average interest rate on outstanding borrowings under our credit facility was 3.1% and 4.5%, respectively.

Our credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2018, we were in compliance with the covenants on our credit facility.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan and $368,000 incurred in conjunction with the $70.0 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $429,000 at   September 30, 2018, and $580,000 at December 31, 2017, is included within term loans, net on our consolidated balance sheets.

In October 2018, in connection with our entry into our new $3.25 billion unsecured credit facility, we entered into an additional $250.0 million senior unsecured term loan. For more information, please see note 21.

7. Mortgages Payable

During the first nine months of 2018, we made $14.6 million in principal payments, including the repayment of one mortgage in full for $11.0 million. During the first nine months of 2017, we made $123.5 million in principal payments, including the repayment of seven mortgages in full for $118.6 million. No mortgages were assumed during the first nine months of 2018 or 2017. The assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.  We expect to pay off our outstanding mortgages as soon as prepayment penalties make it economically feasible to do so.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2018, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $196,000 at September 30, 2018 and $236,000 at December 31, 2017. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of September 30, 2018 and December 31, 2017, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
9/30/2018	61	5.1%	4.6%	3.4	$305,674	$4,532	$310,206
12/31/2017	62	5.0%	4.4%	4.0	$320,283	$5,658	$325,941

(1) At September 30, 2018, there were 27 mortgages on 61 properties. At December 31, 2017, there were 28 mortgages on 62 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for three mortgages on three properties totaling $29.4 million and $29.9 million at September 30, 2018 and December 31, 2017, respectively. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.1 million at September 30, 2018 and $22.4 million at December 31, 2017.
(2) Stated interest rates ranged from 3.8% to 6.9% at September 30, 2018, while stated interest rates ranged from 3.4% to 6.9% at December 31, 2017.
(3) Effective interest rates ranged from 1.6% to 6.1% at September 30, 2018, while effective interest rates ranged from 2.6% to 5.5% at December 31, 2017.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $4.7 million and deferred financing costs of $196,000, as of September 30, 2018 (dollars in millions):

Year of Maturity	Principal
2018	$7.3
2019	20.7
2020	82.4
2021	67.0
2022	109.7
Thereafter	18.6
Totals	$305.7

8. Notes Payable

A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30, 2018	December 31, 2017
2.000% notes, issued in October 2012 and due in January 2018	$—	$350
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	—
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	5,400	5,250
Unamortized net original issuance premiums and deferred financing costs	(24)	(20)
	$5,376	$5,230

The following table summarizes the maturity of our notes and bonds payable as of September 30, 2018, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
Thereafter	4,200
Totals	$5,400

As of September 30, 2018, the weighted average interest rate on our notes and bonds payable was 4.0% and the weighted average remaining years until maturity was 9.0 years.

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

In March 2017, we issued $300.0 million of 4.650% senior unsecured notes due 2047, or the 2047 Notes, and $400.0 million of 4.125% senior unsecured notes due 2026, or the 2026 Notes. The public offering price for the 2047 Notes was 99.97% of the principal amount for an effective yield to maturity of 4.65%. The public offering price for the 2026 Notes was 102.98% of the principal amount for an effective yield to maturity of 3.75%. The 2026 Notes constituted a further issuance of, and formed a single series with, the $250.0 million aggregate principal amount of senior notes due 2026, issued in September 2014. The net proceeds of approximately $705.2 million from the offerings were used to repay borrowings outstanding under our credit facility to fund investment opportunities, and for other general corporate purposes.

9. Issuances of Common Stock

A. Issuances of Common Stock in an Overnight Offering
In March 2017, we issued 11,850,000 shares of common stock in an overnight offering. After underwriting discounts and other offering costs of $29.8 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

B. Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current common stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first nine months of 2018, we issued 131,072 shares and raised approximately $7.0 million under our DRSPP.  During the first nine months of 2017, we issued 1,155,883 shares and raised approximately $67.8 million under our DRSPP.  From the inception of our DRSPP through September 30, 2018, we have issued 14,194,614 shares and raised approximately $668.8 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first nine months of 2018. During the first nine months of 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for the first nine months of 2017 noted in the preceding paragraph.

C. At-the-Market (ATM) Programs
In October 2017, following the issuance and sale of the initial 12,000,000 shares under our prior "at-the-market" equity distribution plan, we established a new “at-the-market” equity distribution plan, or our ATM program, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the first nine months of 2018, we issued 10,630,616 shares and raised approximately $588.9 million under the ATM program. During the first nine months of 2017, we issued 8,506,559 shares and raised approximately $488.0 million under the ATM program. From the inception of our ATM programs through September 30, 2018, we have issued 25,038,145 shares authorized by our ATM programs and raised approximately $1.4 billion.

10. Redemption of Preferred Stock

In April 2017, we redeemed all of the 16,350,000 shares of our 6.625% Monthly Income Class F Preferred Stock, or the Class F preferred stock, for $25 per share, plus accrued dividends. We issued an irrevocable notice of redemption with respect to the Class F preferred stock in March 2017, and, as a result, we incurred a non-cash charge of $13.4 million for the first nine months of 2017, representing the Class F preferred stock original issuance costs that we paid in 2012.

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

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in March and April 2018, we completed the acquisition of an additional portfolio of properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P as consideration for the acquisitions. At September 30, 2018, the remaining units from these issuances represent a 1.5% ownership in Realty Income, L.P.  We hold the remaining 98.5% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate entities. We are the managing member of each of these entities, and possess the ability to control the business and manage the affairs of these entities. At September 30, 2018, we and our subsidiaries held 95.0% and 74.0% interests, respectively, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2018 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2017	$13,322	$2,160	$3,725	$19,207
Reallocation of equity	572	(43)	(37)	492
Redemptions	—	(2,829)	—	(2,829)
Shares issued in conjunction with acquisition	—	18,848	—	18,848
Distributions	(627)	(595)	(235)	(1,457)
Allocation of net income	250	448	55	753
Carrying value at September 30, 2018	$13,517	$17,989	$3,508	$35,014

(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of September 30, 2018 and December 31, 2017.
(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018 and 131,790 units were issued on April 30, 2018. 373,797 and 88,182 remained outstanding as of September 30, 2018 and December 31, 2017, respectively.

Tau Operating Partnership, Realty Income, L.P. and the two entities acquired in 2016 are considered variable interest entities, or VIEs, in which we are deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of our consolidated VIEs at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Net real estate	$2,933,150	$2,936,397
Total assets	3,303,585	3,342,443
Total debt	197,960	210,384
Total liabilities	328,573	313,295

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

September 30, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$305.7	$310.5
Notes and bonds payable (2)	5,400.0	5,397.6

December 31, 2017	Carrying value	Estimated fair value
Notes receivable issued in connection with property sales	$5.3	$5.3
Mortgages payable assumed in connection with acquisitions (1)	320.3	334.2
Notes and bonds payable (2)	5,250.0	5,475.3

(1)   Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $4.7 million at September 30, 2018, and $5.9 million at December 31, 2017. Also excludes deferred financing costs of $196,000 at September 30, 2018 and $236,000 at December 31, 2017.
(2)   Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $10.8 million at September 30, 2018, and $14.3 million at December 31, 2017. Also excludes deferred financing costs of $35.0 million at September 30, 2018 and $34.1 million at December 31, 2017.

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

We record interest rate swaps on the consolidated balance sheet at fair value. At September 30, 2018, interest rate swaps in a liability position valued at $162,000 were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $4.6 million were included in other assets, net on the consolidated balance sheet.  The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves.  Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

13. Gain on Sales of Real Estate

During the third quarter of 2018, we sold 20 properties for $35.5 million, which resulted in a gain of $7.8 million. During the third quarter of 2017, we sold 17 properties for $25.5 million, which resulted in a gain of $4.3 million.

During the first nine months of 2018, we sold 60 properties for $83.0 million, which resulted in a gain of  $18.8 million. During the first nine months of 2017, we sold 46 properties for $69.5 million, which resulted in a gain of $17.7 million.

14. Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we utilize in this analysis include projected rental rates, estimated holding periods, historical sales and re-leases, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

During the third quarter of 2018, we recorded total provisions for impairment of $6.9 million on 12 properties classified as held for sale and seven sold properties. For the first nine months of 2018, we recorded total provisions for impairment of $25.0 million on 16 properties classified as held for sale, two properties classified as held for investment, and 21 sold properties.

In comparison, for the third quarter of 2017, we recorded total provisions for impairment of $365,000 on four sold properties. For the first nine months of 2017, we recorded total provisions for impairment of $8.1 million on four properties classified as held for investment and 17 sold properties.

15. Distributions Paid and Payable

A. Common Stock
We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the first nine months of 2018 and 2017:

Month	2018	2017
January	$0.2125	$0.2025
February	0.2190	0.2105
March	0.2190	0.2105
April	0.2195	0.2110
May	0.2195	0.2110
June	0.2195	0.2110
July	0.2200	0.2115
August	0.2200	0.2115
September	0.2200	0.2115
Total	$1.9690	$1.8910

At September 30, 2018, a distribution of $0.2205 per common share was payable and was paid in October 2018.

B. Class F Preferred Stock
In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first nine months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense, since these dividends accrued subsequent to the March 2017 notice of redemption.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average shares used for the basic net income per share computation	290,664,368	275,511,870	286,599,191	270,584,365
Incremental shares from share-based compensation	225,796	221,779	189,072	224,727
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	291,207,186	276,050,671	287,105,285	271,126,114
Unvested shares from share-based compensation that were anti-dilutive	261	15,798	1,378	17,719
Weighted average partnership common units convertible to common shares that were anti-dilutive	397,690	88,182	271,890	88,182

17. Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $197.2 million in the first nine months of 2018 and $198.8 million in the first nine months of 2017.

Interest capitalized to properties under development was $234,000 in the first nine months of 2018 and $347,000 in the first nine months of 2017.

Cash paid for income taxes was $4.0 million in the first nine months of 2018 and 2017.

The following non-cash activities are included in the accompanying consolidated financial statements:

A. During the first nine months of 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.

B. During the first nine months of 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account. These funds were included in other assets, net, at December 31, 2017.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents shown in the consolidated balance sheets	$6,666	$3,199
Restricted escrow deposits (1)	1,533	23,698
Impounds related to mortgages payable (1)	7,529	3,465
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$15,728	$30,362
 (1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to but, that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	September 30, 2018	December 31, 2017
Segment net real estate:
Apparel	$158,461	$164,919
Automotive service	208,457	213,156
Automotive tire services	241,093	247,557
Beverages	285,970	289,170
Child care	61,450	61,527
Convenience stores	1,707,566	997,170
Dollar stores	1,123,751	1,105,097
Drug stores	1,499,534	1,518,443
Financial services	421,431	384,867
General merchandise	320,285	313,181
Grocery stores	779,919	793,286
Health and fitness	885,329	896,430
Home improvement	427,500	407,002
Motor vehicle dealerships	199,639	204,651
Restaurants-casual dining	609,032	494,977
Restaurants-quick service	838,911	681,763
Theaters	561,763	566,585
Transportation services	762,752	776,068
Wholesale club	415,452	426,551
Other non-reportable segments	2,178,679	2,134,099
Total segment net real estate	13,686,974	12,676,499
Intangible assets:
Apparel	33,666	36,600
Automotive service	61,683	64,388
Automotive tire services	9,103	10,383
Beverages	1,830	2,022
Convenience stores	107,535	45,445
Dollar stores	49,700	47,905
Drug stores	168,111	173,893
Financial services	21,474	24,867
General merchandise	44,666	50,184
Grocery stores	146,315	140,780
Health and fitness	73,301	76,276
Home improvement	60,284	61,045
Motor vehicle dealerships	29,046	31,720
Restaurants-casual dining	18,611	20,079
Restaurants-quick service	54,521	51,711
Theaters	26,654	26,448
Transportation services	76,718	87,162
Wholesale club	27,262	29,596
Other non-reportable segments	202,199	214,426
Goodwill:
Automotive service	437	437
Automotive tire services	862	862
Child care	4,885	4,924
Convenience stores	1,993	2,004
Restaurants-casual dining	2,034	2,062
Restaurants-quick service	1,057	1,064
Other non-reportable segments	3,593	3,617
Other corporate assets	180,811	171,767
Total assets	$15,095,325	$14,058,166

	Three months ended September 30,		Nine months ended September 30,
Revenue	2018	2017	2018	2017
Segment rental revenue:
Apparel	$4,042	$4,718	$12,582	$14,613
Automotive service	7,120	6,416	21,150	18,257
Automotive tire services	7,460	7,383	22,607	22,158
Beverages	7,908	7,829	23,581	23,345
Child care	5,255	5,062	16,172	15,395
Convenience stores	39,384	27,874	101,254	83,143
Dollar stores	23,903	22,738	70,390	68,246
Drug stores	32,431	31,635	97,206	94,880
Financial services	7,850	7,058	21,741	21,377
General merchandise	7,453	6,296	21,613	17,263
Grocery stores	16,095	13,450	47,433	37,209
Health and fitness	23,754	22,416	70,812	65,810
Home improvement	9,678	7,816	28,261	21,826
Motor vehicle dealerships	5,711	5,749	18,660	18,240
Restaurants-casual dining	12,355	11,073	34,344	32,853
Restaurants-quick service	18,673	14,659	52,035	43,337
Theaters	17,479	14,947	52,814	41,405
Transportation services	16,105	15,635	47,653	46,656
Wholesale club	9,345	9,414	28,218	28,241
Other non-reportable segments	52,772	51,287	156,665	153,071
Total rental revenue	324,773	293,455	945,191	867,325
Tenant reimbursements	12,479	11,933	35,174	34,918
Other revenue	829	1,532	4,897	2,872
Total revenue	$338,081	$306,920	$985,262	$905,115

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $3.9 million during the third quarter of 2018, $3.4 million during the third quarter of 2017, $12.5 million during the first nine months of 2018 and $10.6 million during the first nine months of 2017.

A. Restricted Stock
During the first nine months of 2018, we granted 147,000 shares of common stock under the 2012 Plan. This included an annual grant of 28,000 shares of common stock to the independent members of our Board of Directors in May 2018, of which 20,000 shares vested immediately, 4,000 shares vest in equal parts over a three-year service period, and 4,000 shares vest in equal parts over a two-year service period. In addition, in July 2018, we granted 8,000 shares of common stock to our two newly appointed independent directors of our Board of Directors, which vest in equal parts over a three-year service period. With the exception of shares granted to our independent directors, shares granted to employees typically vest in equal parts over a four-year service period.

As of September 30, 2018, the remaining unamortized share-based compensation expense related to restricted stock totaled $16.7 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B. Performance Shares and Restricted Stock Units
During the first nine months of 2018, we granted 190,449 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three year performance period, subject to continued service.

During the first nine months of 2018, we also granted 8,383 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.

As of September 30, 2018, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $13.6 million.  The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.

20. Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2018, we had commitments of $8.1 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2018, we had committed $26.8 million under construction contracts, which is expected to be paid in the next twelve months.

21. Subsequent Events

In October 2018, we declared a dividend of $0.2205 per share to our common stockholders, which will be paid in November 2018.

In October 2018, we entered into a new $3.25 billion unsecured credit facility to amend and restate our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility matures in March 2023 and includes two six-month extensions that can be exercised at our option. The new revolving credit facility also has a $1.0 billion expansion feature. Under the new revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

In conjunction with our new revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

On October 16, 2018, the Board of Directors appointed Sumit Roy, our President and Chief Operating
Officer, as Chief Executive Officer and to the Board, replacing John P. Case. Mr. Roy will continue to serve as President. In connection with Mr. Roy’s appointment, we increased Mr. Roy’s annual base salary and increased Mr. Roy’s target annual cash bonus for the remainder of 2018, which will be pro-rated for the remainder of the year. In addition, we granted to Mr. Roy an award of 34,752 restricted shares of our common stock which will vest 50% on on each of the third and fourth anniversaries of the grant date, subject to Mr. Roy’s continued employment with us through the applicable vesting date.

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

At September 30, 2018, we owned a diversified portfolio:

• Of 5,694 properties;
• With an occupancy rate of 98.8%, or 5,623 properties leased and 71 properties available for lease;
• Leased to 260 different commercial tenants doing business in 48 separate industries;
• Located in 49 states and Puerto Rico;
• With over 92.7 million square feet of leasable space; and
• With an average leasable space per property of approximately 16,280 square feet; approximately 11,360 square feet per retail property and 228,150 square feet per industrial property.

Of the 5,694 properties in the portfolio, 5,666, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At September 30, 2018, of the 5,666 single-tenant properties, 5,596 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.3 years.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of September 30, 2018, consisted of 5,694 properties located in 49 states and Puerto Rico, leased to 260 different commercial tenants doing business in 48 industries. Each of the 48 industries represented in our property portfolio individually accounted for no more than 12.1% of our rental revenue for the quarter ended September 30, 2018.

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

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, over 92% of our annualized retail rental revenue at September 30, 2018 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to Fortune 1000, primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 51% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries. At September 30, 2018, our top 20 tenants represent approximately 54% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

At September 30, 2018, we classified 74 properties with a carrying amount of $65.4 million as held for sale on our balance sheet. For the remainder of 2018, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate approximately $150.0 million in property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2018 at our estimated values or be able to invest the property sale proceeds in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders
We have continued our 49-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2018.  As of October 2018, we have paid 84 consecutive quarterly dividend increases and increased the dividend 98 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2018 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2017	Jan 2018	$0.2125	$0.0005
2nd increase	Jan 2018	Feb 2018	$0.2190	$0.0065
3rd increase	Mar 2018	Apr 2018	$0.2195	$0.0005
4th increase	Jun 2018	Jul 2018	$0.2200	$0.0005
5th increase	Sep 2018	Oct 2018	$0.2205	$0.0005

The dividends paid per share during the first nine months of 2018 totaled approximately $1.969, as compared to approximately $1.891 during the first nine months of 2017, an increase of $0.078, or 4.1%.

The monthly dividend of $0.2205 per share represents a current annualized dividend of $2.646 per share, and an annualized dividend yield of approximately 4.7% based on the last reported sale price of our common stock on the NYSE of $56.89 on September 30, 2018. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Third Quarter of 2018
During the third quarter of 2018, we invested $608.5 million in 238 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.3%. The 238 new properties and properties under development or expansion are located in 25 states, will contain approximately 1.4 million leasable square feet and are 100% leased with a weighted average lease term of 15.3 years.  The tenants occupying the new properties operate in 14 industries and the property types are 99.4% retail and 0.6% industrial, based on rental revenue.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.

Of the $608.5 million we invested during the third quarter of 2018, $5.4 million was invested in six properties under development or expansion with an initial weighted average contractual lease rate of 8.0%. We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Acquisitions During the First Nine Months of 2018
During the first nine months of 2018, we invested $1.47 billion in 591 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.3%. The 591 new properties and properties under development or expansion are located in 37 states, will contain approximately 4.3 million leasable square feet, and are 100% leased with a weighted average lease term of 14.4 years. The tenants occupying the new properties operate in 20 industries and the property types are 96.1% retail and 3.9% industrial, based on rental revenue.  None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at September 30, 2018.

Of the $1.47 billion we invested during the first nine months of 2018, $69.7 million was invested in 11 properties under development or expansion with an initial weighted average contractual lease rate of 6.8%. We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion

Leasing Results
At September 30, 2018, we had 71 properties available for lease out of 5,694 properties in our portfolio, which represents a 98.8% occupancy rate based on the number of properties in our portfolio. Since December 31, 2017, when we reported 83 properties available for lease out of 5,172 and a 98.4% occupancy rate, we:

• Had 191 lease expirations;
• Re-leased 166 properties; and
• Sold 37 vacant properties.

Of the 166 properties re-leased during the first nine months of 2018, 155 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and eight were re-leased to new tenants after a period of vacancy.  The annual rent on these 166 leases was $38.15 million, as compared to the previous rent on these same properties of $36.12 million, which represents a rent recapture rate of 105.6% on the properties re-leased during the first nine months of 2018.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At September 30, 2018, our average annualized rental revenue was approximately $14.16 per square foot on the 5,623 leased properties in our portfolio.  At September 30, 2018, we classified 74 properties with a carrying amount of $65.4 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In the third quarter of 2018, we capitalized costs of $6.7 million on existing properties in our portfolio, consisting of $379,000 for re-leasing costs, $382,000 for recurring capital expenditures, and $5.9 million for non-recurring building improvements.  In the third quarter of 2017, we capitalized costs of $2.7 million on existing properties in our portfolio, consisting of $489,000 for re-leasing costs, $171,000 for recurring capital expenditures and $2.0 million for non-recurring building improvements.

In the first nine months of 2018, we capitalized costs of $12.3 million on existing properties in our portfolio, consisting of $2.8 million for re-leasing costs, $529,000 for recurring capital expenditures, and $8.9 million for non-recurring building improvements. In the first nine months of 2017, we capitalized costs of $9.5 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs, $536,000 for recurring capital expenditures, and $7.8 million for non-recurring building improvements.

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

Sumit Roy Appointed Chief Executive Officer (CEO)
On October 16, 2018, we announced that our Board of Directors had appointed Sumit Roy to the position of our CEO and to our Board of Directors. Mr. Roy, who had previously served as Chief Operating Officer, succeeds  John P. Case, our previous CEO. Mr. Roy will continue to serve as our President.

New, Expanded Credit Facility
In October 2018, we entered into a new $3.25 billion unsecured credit facility to amend and restate our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility matures in March 2023 and includes two six-month extensions that can be exercised at our option. The new revolving credit facility also has a $1.0 billion expansion feature. Under the new revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. This compares favorably to our previous $2.25 billion unsecured credit facility, which had all-in drawn pricing of 0.975% over LIBOR. As of September 30, 2018, we had a balance of $774.0 million on our previous revolving credit facility.

In conjunction with our new revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

S&P Upgrade to A-
In August 2018, S&P Global Ratings raised our credit rating to A- with a "stable" outlook from BBB+ with a "positive" outlook.

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

Capital Raising
During the third quarter of 2018, we raised $293.0 million from the sale of common stock at a weighted average price of $57.53 per share. During the first nine months of 2018, we raised $595.8 million from the sale of common stock at a weighted average price of $55.37 per share.

Net Income Available to Common Stockholders
Net income available to common stockholders was $99.0 million in the third quarter of 2018, compared to $87.9 million in the third quarter of 2017, an increase of $11.1 million. On a diluted per common share basis, net income available to common stockholders was $0.34 in the third quarter of 2018, compared to $0.32 in the third quarter of 2017, an increase of $0.02, or 6.3%.

Net income available to common stockholders was $278.5 million in the first nine months of 2018, as compared to $240.7 million in the first nine months of 2017, an increase of $37.8 million. On a diluted per common share basis, net income available to common stockholders was $0.97 in the first nine months of 2018, as compared to $0.89 in the first nine months of 2017, an increase of $0.08, or 9.0%.

Net income and funds from operations available to common stockholders for the nine months ended   September 30, 2017 were impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 on a diluted per common share basis. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties and/or fair value adjustments on our interest rate swaps. These items vary from period to period based on the timing of property sales and the interest rate environment, and can significantly impact net income available to common stockholders.

Gains from the sale of properties during the third quarter of 2018 were $7.8 million, as compared to gains from the sale of properties of $4.3 million during the third quarter of 2017. Gains from the sale of properties during the first nine months of 2018 were $18.8 million, as compared to gains from the sale of properties of $17.7 million during the first nine months of 2017.

Funds from Operations Available to Common Stockholders (FFO)
In the third quarter of 2018, FFO increased by $23.4 million, or 11.1%, to $234.6 million, compared to $211.2 million in the third quarter of 2017. On a diluted per common share basis, FFO was $0.81 in the third quarter of 2018, compared to $0.77 in the third quarter of 2017, an increase of $0.04, or 5.2%.

In the first nine months of 2018, FFO increased by $83.8 million, or 13.9%, to $685.5 million, compared to $601.7 million in the first nine months of 2017.  On a diluted per common share basis, FFO was $2.39 in the first nine months of 2018, compared to $2.22 in the first nine months of 2017, an increase of $0.17, or 7.7%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the third quarter of 2018, AFFO increased by $22.6 million, or 10.6%, to $236.2 million, compared to   $213.6 million in the third quarter of 2017. On a diluted per common share basis, AFFO was $0.81 in the third quarter of 2018, compared to $0.77 in the third quarter of 2017, an increase of $0.04, or 5.2%.

In the first nine months of 2018, AFFO increased by $64.4 million, or 10.3%, to $687.7 million, compared to $623.3 million in the first nine months of 2017. On a diluted per common share basis, AFFO was $2.40 in the first nine months of 2018, compared to $2.30 in the first nine months of 2017, an increase of $0.10, or 4.3%.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At   September 30, 2018, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.8 billion, or approximately 28.8% of our total market capitalization of $23.6 billion.

We define our total market capitalization at September 30, 2018 as the sum of:

• Shares of our common stock outstanding of 295,145,532, plus total common units outstanding of 690,819, multiplied by the last reported sales price of our common stock on the NYSE of $56.89 per share on  September 30, 2018, or $16.8 billion;
• Outstanding borrowings of $774.0 million on our credit facility;
• Outstanding mortgages payable of $305.7 million, excluding net mortgage premiums of $4.7 million and deferred financing costs of $196,000;
• Outstanding borrowings of $320.0 million on our term loans, excluding deferred financing costs of $429,000; and
• Outstanding senior unsecured notes and bonds of $5.4 billion, excluding net unamortized original issuance premiums of $10.8 million and deferred financing costs of $35.0 million.

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

At-the-Market (ATM) Programs
In October 2017, following the issuance and sale of the initial 12,000,000 shares under our prior "at-the-market" equity distribution plan, we established a new “at-the-market” equity distribution plan, or our ATM program, pursuant to which we are permitted to offer and sell up to 17,000,000 additional shares of common stock to, or through, a consortium of banks acting as our sales agents by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the first nine months of 2018, we issued 10,630,616 shares and raised approximately $588.9 million under the ATM program. From the inception of our ATM programs through September 30, 2018, we have issued 25,038,145 shares authorized by our ATM programs and raised approximately $1.4 billion.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current common stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first nine months of 2018, we issued 131,072 shares and raised approximately $7.0 million under our DRSPP. We did not issue shares under the waiver approval process during the first nine months of 2018. From the inception of our DRSPP through September 30, 2018, we have issued 14,194,614 shares and raised approximately $668.8 million.

Revolving Credit Facility
In October 2018, we entered into a new $3.25 billion unsecured credit facility to amend and restate our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility matures in March 2023 and includes two six-month extensions that can be exercised at our option. The new revolving credit facility also has a $1.0 billion expansion feature. Under the new revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate under the new revolving credit facility is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our new revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At September 30, 2018, we had a borrowing capacity of approximately $1.2 billion available on our previous credit facility and an outstanding balance of $774.0 million. The weighted average interest rate on borrowings under our previous credit facility during the first nine months of 2018 was 2.8% per annum. We must comply with various financial and other covenants in our previous credit facility. At September 30, 2018, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing on June 30, 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.

In conjunction with our new revolving credit facility and as referenced above, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest as the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.05%. In January 2018, we entered into a six-month extension of this loan, which included, at our option, two additional six-month extensions. In June 2018, we exercised our first six-month extension of this loan, which now matures in January 2019. Borrowing during the extension periods bears interest at the current one-month LIBOR, plus 0.90%. The interest rate swap terminated upon the initial maturity in January 2018.

Mortgage Debt
As of September 30, 2018, we had $305.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at September 30, 2018, we had net premiums totaling $4.7 million on these mortgages and deferred financing costs of $196,000.  We expect to pay off the outstanding mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first nine months of 2018, we made $14.6 million in principal payments, including the repayment of one mortgage in full for $11.0 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of September 30, 2018, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$5,400
Unamortized net original issuance premiums and deferred financing costs	(24)
$5,376

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

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2018. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of September 30, 2018 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	41.5%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.9%
Debt service coverage (trailing 12 months)(1)	> 1.5x	4.6x
Maintenance of total unencumbered assets	> 150% of unsecured debt	243.0%

(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2017, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2017, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in exactly the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at September 30, 2018 (in thousands, for trailing twelve months):

Net income attributable to the company	$339,394
Plus: interest expense	248,657
Plus: provision for taxes	7,158
Plus: depreciation and amortization	529,102
Plus: provisions for impairment	31,713
Plus: pro forma adjustments	64,129
Plus: charges for early extinguishment of debt	42,426
Less: gain on sales of real estate	(42,027)

Income available for debt service, as defined	$1,220,552

Total pro forma debt service charge	$267,239

Debt service and fixed charge coverage ratio	4.6

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At September 30, 2018, we had cash and cash equivalents totaling $6.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our new revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2018, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of October 24, 2018, the date upon which we entered into the new revolving credit facility, the facility interest rate was LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of September 30, 2018 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2018	$—	$—	$—	$7.3	$51.7	$0.4	$3.4	$—	$62.8
2019	774.0	—	70.0	20.7	256.6	1.5	13.7	34.9	1,171.4
2020	—	—	250.0	82.4	237.8	1.4	13.5	—	585.1
2021	—	250.0	—	67.0	219.2	1.2	13.2	—	550.6
2022	—	950.0	—	109.7	208.5	1.2	13.1	—	1,282.5
Thereafter	—	4,200.0	—	18.6	1,224.3	20.9	95.0	—	5,558.8
Totals	$774.0	$5,400.0	$320.0	$305.7	$2,198.1	$26.6	$151.9	$34.9	$9,211.2

(1) The initial term of our previous revolving credit facility was scheduled to expire in June 2019. In October 2018, we entered into a new revolving credit facility which expires in March 2023, and includes at our option, two six-month extensions.
(2) Excludes non-cash original issuance discounts and premiums recorded on notes payable. The net unamortized balance of the original issuance premiums at September 30, 2018 is $10.8 million. Also excludes deferred financing costs of $35.0 million.
(3) Excludes deferred financing costs of $429,000. In June 2018, we exercised our first six-month extension of this loan, which now matures in January 2019. As part of our new revolving credit facility, we entered into a new term loan, which matures in March 2024.
(4) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums at September 30, 2018, is $4.7 million. Also excludes deferred financing costs of $196,000.
(5) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of September 30, 2018 through their respective maturity dates.
(6) Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.
(8) “Other” consists of $26.8 million of commitments under construction contracts and $8.1 million of commitments for tenant improvements and leasing costs.

Our revolving credit facility, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

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

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2017, our cash distributions to preferred and common stockholders totaled $695.5 million, or 133.2% of our taxable income of $522.2 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first nine months of 2018 totaled $564.7 million, representing 82.1% of our adjusted funds from operations available to common stockholders of $687.7 million. Our 2017 cash distributions to common stockholders totaled $689.3 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $838.6 million.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, historical sales and re-leases, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and nine months ended  September 30, 2018, to the three and nine months ended September 30, 2017.

Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	Three months	Nine months
REVENUE
Rental	$324,773	$293,455	$945,191	$867,325	$31,318	$77,866
Tenant reimbursements	12,479	11,933	35,174	34,918	546	256
Other	829	1,532	4,897	2,872	(703)	2,025
Total revenue	$338,081	$306,920	$985,262	$905,115	$31,161	$80,147

Rental Revenue
The increase in rental revenue in the third quarter of 2018 compared to the third quarter of 2017 is primarily attributable to:

• The 582 properties (3.9 million square feet) we acquired in 2018, which generated $19.7 million of rent in the third quarter of 2018;
• The 287 properties (7.2 million square feet) we acquired in 2017, which generated $24.1 million of rent in the third quarter of 2018, compared to $11.6 million in the third quarter of 2017, an increase of $12.5 million; and
• Same store rents generated on 4,707 properties (78.5 million square feet) during the third quarter of 2018 and 2017, increased by $2.6 million, or 1.0%, to $272.9 million from $270.3 million;
• A net increase in straight-line rent and other non-cash adjustments to rent of $1.7 million in the third quarter of 2018 as compared to the third quarter of 2017; partially offset by
• A net decrease of $3.0 million relating to properties sold in the third quarter of 2018 and during 2017; and
• A net decrease of $2.2 million relating to the aggregate of (i) rental revenue from properties (93 properties comprising 2.3 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $3.6 million in the third quarter of 2018, compared to $5.8 million in the third quarter of 2017.

The increase in rental revenue in the first nine months of 2018 compared to the first nine months of 2017 is primarily attributable to:

• The 582 properties (3.9 million square feet) we acquired in the first nine months of 2018, which generated $29.7 million of rent in the first nine months of 2018;
• The 287 properties (7.2 million square feet) we acquired in 2017, which generated $71.7 million of rent in the first nine months of 2018, compared to $19.0 million in the first nine months of 2017, an increase of  $52.7 million;
• Same store rents generated on 4,707 properties (78.5 million square feet) during the first nine months of 2018 and 2017, increased by $7.6 million or 0.9%, to $819.8 million from $812.2 million;
• A net increase in straight-line rent and other non-cash adjustments to rent of $3.5 million in the first nine months of 2018 as compared to the first nine months of 2017; partially offset by
• A net decrease of $9.5 million relating to properties sold in the first nine months of 2018 and during 2017 that were reported in continuing operations; and
• A net decrease of $6.1 million relating to the aggregate of (i) rental revenue from properties (93 properties comprising 2.3 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $10.7 million in the first nine months of 2018 compared to $16.8 million in the first nine months of 2017.

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

Of the 5,694 properties in the portfolio at September 30, 2018, 5,666, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,666 single-tenant properties, 5,596, or 98.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.3 years at September 30, 2018. Of our 5,596 leased single-tenant properties, 4,854 or 86.7% were under leases that provide for increases in rents through:

• Base rent increases tied to a consumer price index (typically subject to ceilings);
• Percentage rent based on a percentage of the tenants’ gross sales;
• Fixed increases; or
• A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $454,000 in the third quarter of 2018 and $262,000 in the third quarter of 2017.  Percentage rent was $4.3 million in the first nine months of 2018, and $4.1 million in the first nine months of 2017. We anticipate percentage rent to be less than 1% of rental revenue for the remainder of 2018.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2018, our portfolio of 5,694 properties was 98.8% leased with 71 properties available for lease, as compared to 98.4% leased, with 83 properties available for lease at December 31, 2017, and 98.3% leased with 86 properties available for lease at September 30, 2017. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses.

Other Revenue
The increase in other revenue for the first nine months of 2018 was primarily related to higher proceeds from property insurance claims, condemnations and interest income from our investments in United States government money market funds, as compared to the first nine months of 2017.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	Three months	Nine months
EXPENSES
Depreciation and amortization	$136,967	$127,569	$402,069	$371,755	$9,398	$30,314
Interest	69,342	62,951	195,385	185,935	6,391	9,450
General and administrative	16,332	13,881	49,970	43,227	2,451	6,743
Property (excluding reimbursable)	3,327	5,334	13,420	17,910	(2,007)	(4,490)
Property (reimbursable)	12,479	11,933	35,174	34,918	546	256
Income taxes	1,302	1,133	3,733	2,621	169	1,112
Provisions for impairment	6,862	365	25,034	8,072	6,497	16,962
Total expenses	$246,611	$223,166	$724,785	$664,438	$23,445	$60,347
Total revenue(1)	325,602	294,987	950,088	870,197
General and administrative expenses as a percentage of total revenue	5.0%	4.7%	5.3%	5.0%
Property expenses net of tenant reimbursements as a percentage of total revenue	1.0%	1.8%	1.4%	2.1%
 (1) Excludes tenant reimbursements revenue.

Depreciation and Amortization
The increase in depreciation and amortization in the third quarter and first nine months of 2018 was primarily due to the acquisition of properties in 2017 and the first nine months of 2018, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$67,556	$60,833	$192,517	$177,604
Credit facility commitment fees	639	767	1,896	2,275
Amortization of credit facility origination costs and deferred financing costs	1,792	2,058	5,204	6,722
Gain on interest rate swaps	(265)	(368)	(3,064)	(1,228)
Dividend on preferred shares subject to redemption	—	—	—	2,257
Amortization of net mortgage premiums	(354)	(341)	(1,167)	(1,580)
Capital lease obligation	78	77	233	232
Interest capitalized	(104)	(75)	(234)	(347)
Interest expense	$69,342	$62,951	$195,385	$185,935

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$6,933,288	$5,982,843	$6,604,422	$5,860,159
Average interest rates	3.89%	4.03%	3.88%	4.00%

The increase in interest expense from 2017 to 2018 for the third quarter and the first nine months is primarily due to the April 2018 issuance of our 3.875% notes due 2025, the December 2017 issuance of our 3.650% notes due 2028, the March 2017 issuance of our 4.650% notes due 2047, the December 2017 further issuance of our 4.650% notes due 2047 and the 2017 further issuances of our 3.250% notes due 2022 and 4.125% notes due 2026. This increase was partially offset by the December 2017 early redemption of our 6.750% notes due 2019 and the

September 2017 repayment of our 5.375% notes due 2017, and lower outstanding debt balances on mortgages payable as a result of the payoff of mortgages in 2017 and 2018.

Additionally, each quarter we adjust the carrying value of our interest rate swaps to fair value. Changes in the fair value of our interest rate swaps are recorded directly to interest expense.

At September 30, 2018, the weighted average interest rate on our:
• Term loans outstanding of $320.0 million (excluding deferred financing costs of $429,000) was 3.1%;
• Mortgages payable of $305.7 million (excluding net premiums totaling $4.7 million and deferred financing costs of $196,000 on these mortgages) was 5.1%;
• Credit facility outstanding borrowings of $774.0 million was 3.1%;
• Notes and bonds payable of $5.4 billion (excluding net unamortized original issue premiums of $10.8 million and deferred financing costs of $35.0 million) was 4.0%; and
• Combined outstanding notes, bonds, mortgages, term loans and credit facility borrowings of $6.8 billion was 3.9%.

General and Administrative Expenses
General and administrative expenses increased during the third quarter and the first nine months of 2018 due to higher compensation costs, related to higher employee headcount, and higher corporate costs. In October 2018, we had 166 employees, as compared to 154 employees in October 2017.

Property Expenses
Property expenses consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses, as well as contractually obligated reimbursable costs from tenants for recoverable real estate taxes and operating expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2018, 71 properties were available for lease, as compared to 83 at  December 31, 2017 and 86 at September 30, 2017.

The decrease in gross and net property expenses (excluding tenant reimbursable expenses) in the third quarter and the first nine months of 2018 is primarily attributable to lower bad debt expense, and lower utilities, repairs and maintenance costs, partially offset by higher property taxes.

Income Taxes
Income taxes are for city and state income and franchise taxes paid by us and our subsidiaries. The increase in income taxes for the first nine months of 2018 is primarily due to increased activity in our taxable REIT subsidiary.

Provisions for Impairment
During the third quarter of 2018, we recorded total provisions for impairment of $6.9 million on 12 properties classified as held for sale and seven sold properties. For the first nine months of 2018, we recorded total provisions for impairment of $25.0 million on 16 properties classified as held for sale, two properties classified as held for investment, and 21 sold properties.

In comparison, for the third quarter of 2017, we recorded total provisions for impairment of $365,000 on four sold properties. For the first nine months of 2017, we recorded total provisions for impairment of $8.1 million on four properties classified as held for investment and 17 sold properties.

Gain on Sales of Real Estate
During the third quarter of 2018, we sold 20 properties for $35.5 million, which resulted in a gain of $7.8 million. During the third quarter of 2017, we sold 17 properties for $25.5 million, which resulted in a gain of $4.3 million.

During the first nine months of 2018, we sold 60 properties for $83.0 million, which resulted in a gain of  $18.8 million. During the first nine months of 2017, we sold 46 properties for $69.5 million, which resulted in a gain of $17.7 million.

Preferred Stock Dividends
We did not pay any preferred stock dividends in the first nine months of 2018. Preferred stock dividends totaled  $3.9 million in the first nine months of 2017. Additionally, in April 2017, we paid a final dividend on our Class F preferred stock of $1.7 million, which was recorded to interest expense.

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

Net Income Available to Common Stockholders
Net income available to common stockholders was $99.0 million in the third quarter of 2018, compared to  $87.9 million in the third quarter of 2017, an increase of $11.1 million. On a diluted per common share basis, net income available to common stockholders was $0.34 in the third quarter of 2018 , compared to $0.32 in the third quarter of 2017, an increase of $0.02, or 6.3%.

Net income available to common stockholders was $278.5 million in the first nine months of 2018, compared to $240.7 million in the first nine months of 2017, an increase of $37.8 million. On a diluted per common share basis, net income available to common stockholders was $0.97 in the first nine months of 2018, as compared to $0.89 in the first nine months of 2017, an increase of $0.08, or 9.0%.

Net income available to common stockholders for the nine months ended September 30, 2017 was impacted by a $13.4 million non-cash redemption charge on the Class F preferred stock that were redeemed in April 2017, which represented $0.05 on a diluted per common share basis. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

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

	Three Months Ended September 30,
Dollars in thousands	2018	2017
Net income	$99,283	$88,073
Interest	69,342	62,951
Income taxes	1,302	1,133
Depreciation and amortization	136,967	127,569
Impairment loss	6,862	365
Gain on sales of real estate	(7,813)	(4,319)
Quarterly Adjusted EBITDAre	$305,943	$275,772

Annualized Adjusted EBITDAre (1)	$1,223,772	$1,103,088
Total Debt	$6,779,659	$5,787,027
Debt/Adjusted EBITDAre	5.5	5.2

(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2018 increased by $23.4 million, or 11.1%, to $234.6 million, compared to $211.2 million in the third quarter of 2017. On a diluted per common share basis, FFO was $0.81 in the third quarter of 2018, compared to $0.77 in the third quarter of 2017, an increase of $0.04, or 5.2%.

In the first nine months of 2018, our FFO increased by $83.8 million, or 13.9%, to $685.5 million, compared to $601.7 million in the first nine months of 2017.  On a diluted per common share basis, FFO was $2.39 in the first nine months of 2018, compared to $2.22 in the first nine months of 2017, an increase of $0.17, or 7.7%. FFO in the first nine months of 2017 includes a non-cash redemption charge of $13.4 million on the Class F preferred shares that were redeemed in April 2017, which represents $0.05 on a diluted per common share basis. This charge is for the excess of redemption value over the carrying value and represents the Class F preferred stock original issuance cost that was paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$98,999	$87,940	$278,542	$240,662
Depreciation and amortization	136,967	127,569	402,069	371,755
Depreciation of furniture, fixtures and equipment	(166)	(133)	(493)	(440)
Provisions for impairment on real estate	6,862	365	25,034	8,072
Gain on sales of real estate	(7,813)	(4,319)	(18,818)	(17,689)
FFO adjustments allocable to noncontrolling interests	(299)	(230)	(820)	(683)
FFO available to common stockholders	$234,550	$211,192	$685,514	$601,677
FFO allocable to dilutive noncontrolling interests	217	220	667	659
Diluted FFO	$234,767	$211,412	$686,181	$602,336

FFO per common share, basic and diluted	$0.81	$0.77	$2.39	$2.22

Distributions paid to common stockholders	$191,703	$174,607	$564,747	$509,987
FFO available to common stockholders in excess of distributions paid to common stockholders	$42,847	$36,585	$120,767	$91,690
Weighted average number of common shares used for computation per share:
Basic	290,664,368	275,511,870	286,599,191	270,584,365
Diluted	291,207,186	276,050,671	287,105,285	271,126,114

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the third quarter of 2018 increased by $22.6 million, or 10.6%, to $236.2 million, compared to   $213.6 million in the third quarter of 2017. On a diluted per common share basis, AFFO was $0.81 in the third quarter of 2018, compared to $0.77 in the third quarter of 2017, an increase of $0.04, or 5.2%.

In the first nine months of 2018, our AFFO increased by $64.4 million, or 10.3%, to $687.7 million, compared to $623.3 million in the first nine months of 2017. On a diluted per common share basis, AFFO was $2.40 in the first nine months of 2018, compared to $2.30 in the first nine months of 2017, an increase of $0.10, or 4.3%.

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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$98,999	$87,940	$278,542	$240,662
Cumulative adjustments to calculate FFO (1)	135,551	123,252	406,972	361,015
FFO available to common stockholders	234,550	211,192	685,514	601,677
Excess of redemption value over carrying value of Class F preferred share redemption	—	—	—	13,373
Amortization of share-based compensation	3,870	3,426	12,527	10,641
Amortization of deferred financing costs (2)	1,014	1,329	2,872	4,133
Amortization of net mortgage premiums	(354)	(341)	(1,167)	(1,580)
Gain on interest rate swaps	(265)	(368)	(3,064)	(1,228)
Leasing costs and commissions	(379)	(489)	(2,831)	(1,248)
Recurring capital expenditures	(382)	(171)	(529)	(536)
Straight-line rent	(6,575)	(4,778)	(18,207)	(12,331)
Amortization of above and below-market leases	4,655	3,732	12,426	10,213
Other adjustments (3)	61	69	203	213
Total AFFO available to common stockholders	$236,195	$213,601	$687,744	$623,327
AFFO allocable to dilutive noncontrolling interests	227	299	692	885
Diluted AFFO	$236,422	$213,900	$688,436	$624,212

AFFO per common share:
Basic	$0.81	$0.78	$2.40	$2.30
Diluted	$0.81	$0.77	$2.40	$2.30

Distributions paid to common stockholders	$191,703	$174,607	$564,747	$509,987
AFFO available to common stockholders in excess of distributions paid to common stockholders	$44,492	$38,994	$122,997	$113,340
Weighted average number of common shares used for computation per share:
Basic	290,664,368	275,511,870	286,599,191	270,584,365
Diluted	291,207,186	276,138,853	287,105,285	271,214,296

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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2018, we owned a diversified portfolio:

• Of 5,694 properties;
• With an occupancy rate of 98.8%, or 5,623 properties leased and 71 properties available for lease;
• Leased to 260 different commercial tenants doing business in 48 separate industries;
• Located in 49 states and Puerto Rico;
• With over 92.7 million square feet of leasable space; and
• With an average leasable space per property of approximately 16,280 square feet; approximately 11,360 square feet per retail property and 228,150 square feet per industrial property.

At September 30, 2018, of our 5,694 properties, 5,623 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At September 30, 2018, our 260 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 330 additional tenants, representing approximately 5% of our annualized revenue at September 30, 2018, which brings our total tenant count to 590 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue by Industry
	For the Quarter Ended September 30, 2018	For the Years Ended
		Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Aerospace	0.8%	0.9%	1.0%	1.1%	1.2%	1.2%
Apparel stores	1.2	1.6	1.9	2.0	2.0	1.9
Automotive collision services	0.9	1.0	1.0	1.0	0.8	0.8
Automotive parts	1.6	1.3	1.3	1.4	1.3	1.2
Automotive service	2.2	2.2	1.9	1.9	1.8	2.1
Automotive tire services	2.3	2.6	2.7	2.9	3.2	3.6
Beverages	2.4	2.7	2.6	2.7	2.8	3.3
Book stores	*	*	*	*	*	*
Child care	1.6	1.8	1.9	2.0	2.2	2.8
Consumer appliances	0.5	0.5	0.5	0.6	0.5	0.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.7	0.8	0.9	0.9	0.9	1.0
Convenience stores	12.1	9.6	8.7	9.2	10.1	11.2
Crafts and novelties	0.7	0.6	0.6	0.6	0.6	0.6
Diversified industrial	0.8	0.9	0.9	0.8	0.5	0.2
Dollar stores	7.4	7.9	8.6	8.9	9.6	6.2
Drug stores	9.9	10.9	11.2	10.6	9.5	8.1
Education	0.3	0.3	0.3	0.3	0.4	0.4
Electric utilities	0.1	0.1	0.1	0.1	0.1	*
Entertainment	0.4	0.4	0.5	0.5	0.5	0.6
Equipment services	0.4	0.4	0.6	0.5	0.6	0.5
Financial services	2.4	2.4	1.8	1.7	1.8	2.0
Food processing	0.4	0.6	1.1	1.2	1.4	1.5
General merchandise	2.2	2.0	1.8	1.7	1.5	1.1
Government services	0.8	1.0	1.1	1.2	1.3	1.4
Grocery stores	5.0	4.4	3.1	3.0	3.0	2.9
Health and beauty	0.3	*	*	*	*	*
Health and fitness	7.3	7.5	8.1	7.7	7.0	6.3
Health care	1.5	1.4	1.5	1.7	1.8	1.9
Home furnishings	0.8	0.9	0.8	0.9	0.9	1.1
Home improvement	3.0	2.6	2.5	2.4	1.7	1.6
Insurance	0.1	0.1	0.1	0.1	0.1	0.1
Jewelry	0.1	0.1	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.2	0.2
Motor vehicle dealerships	1.8	2.1	1.9	1.6	1.6	1.6
Office supplies	0.2	0.2	0.3	0.3	0.4	0.5
Other manufacturing	0.7	0.8	0.8	0.7	0.7	0.6
Packaging	1.1	1.0	0.8	0.8	0.8	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.2
Pet supplies and services	0.5	0.6	0.6	0.7	0.7	0.8
Restaurants - casual dining	3.8	3.8	3.9	3.8	4.3	5.1
Restaurants - quick service	5.7	5.1	4.9	4.2	3.7	4.4
Shoe stores	0.5	0.6	0.7	0.7	0.9	1.0
Sporting goods	1.0	1.4	1.6	1.8	1.6	1.7
Telecommunications	0.6	0.6	0.6	0.7	0.7	0.7
Theaters	5.4	5.0	4.9	5.1	5.3	6.2
Transportation services	5.0	5.4	5.5	5.4	5.2	5.4
Wholesale clubs	2.9	3.3	3.6	3.8	4.1	3.9
Other	0.1	0.1	0.2	0.2	0.2	0.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*   Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2018 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2018 (1)	Percentage of Rental Revenue
Retail	5,520	62,734,600	$264,131	81.4%
Industrial	117	26,694,100	40,127	12.4
Office	42	3,104,700	13,634	4.2
Agriculture	15	184,500	6,639	2.0
Totals	5,694	92,717,900	$324,531	100.0%

(1) Includes rental revenue for all properties owned at September 30, 2018.  Excludes revenue of $242 from sold properties.

Tenant Diversification
The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at September 30, 2018:

Tenant	Number of Leases	% of Rental Revenue
Walgreens	219	6.4%
7-Eleven	376	5.3%
FedEx	42	4.8%
Dollar General	574	3.9%
LA Fitness	54	3.7%
Dollar Tree / Family Dollar	468	3.4%
AMC Theatres	32	3.3%
Walmart / Sam’s Club	51	2.8%
Circle K (Couche-Tard)	298	2.3%
BJ’s Wholesale Clubs	15	2.1%
Treasury Wine Estates	17	2.0%
CVS Pharmacy	84	1.9%
Lifetime Fitness	11	1.9%
Regal Cinemas	24	1.8%
GPM Investments / Fas Mart	210	1.7%
Super America / Western Refining	132	1.7%
TBC Corporation (Sumitomo)	159	1.4%
Kroger	17	1.4%
Rite Aid	51	1.2%
Home Depot	15	1.2%

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at September 30, 2018, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended September 30, 2018 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$2,905	1.1%
Automotive service	7,120	2.7
Child care	5,276	2.0
Education	868	0.3
Entertainment	1,285	0.5
Equipment services	113	*
Financial services	6,820	2.6
Health and fitness	23,660	9.0
Health care	1,996	0.8
Telecommunications	67	*
Theaters	17,417	6.6
Transportation services	249	0.1
Other	80	*
	67,856	25.7
Tenants Selling Goods and Services
Automotive parts (with installation)	1,647	0.6
Automotive tire services	7,460	2.8
Convenience stores	39,199	14.9
Health and beauty	15	*
Motor vehicle dealerships	5,710	2.2
Pet supplies and services	653	0.3
Restaurants - casual dining	11,696	4.4
Restaurants - quick service	18,579	7.0
Other	*	*
	84,959	32.2
Tenants Selling Goods
Apparel stores	3,960	1.5
Automotive parts	3,090	1.2
Book stores	113	*
Consumer electronics	1,055	0.4
Crafts and novelties	1,866	0.7
Dollar stores	23,898	9.0
Drug stores	30,848	11.7
General merchandise	6,276	2.4
Grocery stores	16,102	6.1
Home furnishings	2,225	0.8
Home improvement	8,351	3.2
Jewelry	175	0.1
Office supplies	615	0.2
Shoe stores	185	0.1
Sporting goods	3,212	1.2
Wholesale clubs	9,345	3.5
	111,316	42.1
Totals	$264,131	100.0%

* Less than 0.1%

(1) Includes rental revenue for all retail leases for properties owned at September 30, 2018.  Excludes revenue of $60,400 from non-retail leases and $242 from sold properties.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended September 30, 2018 (dollars in thousands):

Total Portfolio(1)
	Expiring		Approx.		% of
	Leases		Leasable	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue	Revenue
2018	75	4	464,400	$2,184	0.7%
2019	234	9	3,178,300	11,468	3.5
2020	224	14	4,207,500	12,889	4.0
2021	347	15	5,575,400	15,705	4.9
2022	403	21	9,923,200	21,429	6.6
2023	545	23	9,538,400	29,250	9.0
2024	259	12	4,951,500	14,689	4.5
2025	338	13	5,242,500	20,277	6.3
2026	314	3	4,627,100	15,613	4.8
2027	544	5	6,252,000	22,318	6.9
2028	335	13	8,836,600	21,956	6.8
2029	411	7	7,572,700	22,068	6.8
2030	113	14	3,007,800	16,493	5.1
2031	304	25	5,968,300	27,308	8.4
2032	86	4	3,089,400	11,821	3.6
2033-2043	977	4	9,207,800	58,647	18.1
Totals	5,509	186	91,642,900	$324,115	100.0%

* Less than 0.1%

(1) The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $416 from 91 expired leases, and $242 from sold properties at September 30, 2018. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2018 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2018 (1)	Percentage of Rental Revenue
Alabama	168	98%	1,587,400	$5,931	1.8%
Alaska	3	100	274,600	522	0.2
Arizona	116	100	1,807,100	6,836	2.1
Arkansas	74	100	887,700	2,217	0.7
California	186	100	5,976,100	28,498	8.8
Colorado	85	98	1,467,400	5,179	1.6
Connecticut	22	95	521,100	2,029	0.6
Delaware	18	100	93,000	748	0.2
Florida	396	99	4,185,900	18,117	5.6
Georgia	268	99	4,293,400	13,324	4.1
Idaho	12	100	87,000	416	0.1
Illinois	260	99	5,798,000	19,614	6.0
Indiana	186	98	2,194,100	8,945	2.8
Iowa	40	95	3,034,800	4,291	1.3
Kansas	98	96	1,888,800	4,937	1.5
Kentucky	79	99	1,687,700	4,588	1.4
Louisiana	111	97	1,574,900	5,091	1.6
Maine	19	100	207,900	1,240	0.4
Maryland	37	97	1,017,500	4,872	1.5
Massachusetts	78	94	726,500	3,607	1.1
Michigan	179	99	1,929,600	6,805	2.1
Minnesota	165	99	2,137,800	10,282	3.2
Mississippi	150	97	1,707,800	4,754	1.5
Missouri	155	98	2,710,200	8,569	2.6
Montana	11	100	87,000	574	0.2
Nebraska	42	98	775,100	2,043	0.6
Nevada	24	100	1,196,600	2,181	0.7
New Hampshire	19	100	315,800	1,576	0.5
New Jersey	73	100	995,800	5,800	1.8
New Mexico	34	100	366,400	1,212	0.4
New York	128	100	2,850,300	15,619	4.8
North Carolina	182	99	2,781,600	8,865	2.7
North Dakota	6	100	117,700	211	0.1
Ohio	306	99	6,957,700	17,166	5.3
Oklahoma	137	100	1,672,800	4,769	1.5
Oregon	28	96	593,300	2,319	0.7
Pennsylvania	228	98	2,294,000	10,704	3.3
Rhode Island	4	100	161,600	841	0.3
South Carolina	173	99	1,667,600	7,477	2.3
South Dakota	15	100	195,200	471	0.1
Tennessee	251	98	3,589,800	10,824	3.3
Texas	693	99	10,520,600	36,104	11.1
Utah	22	100	933,000	2,219	0.7
Vermont	5	100	98,000	489	0.2
Virginia	209	98	3,114,000	9,858	3.0
Washington	44	98	737,400	2,861	0.9
West Virginia	25	100	418,100	1,372	0.4
Wisconsin	120	99	2,399,200	7,098	2.2
Wyoming	6	100	54,700	317	0.1
Puerto Rico	4	100	28,300	149	—
Totals\Average	5,694	99%	92,717,900	$324,531	100.0%
* Less than 0.1%
(1) Includes rental revenue for all properties owned at September 30, 2018.  Excludes revenue of $242 from sold properties.

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

Corporate Responsibility
Realty Income is committed to conducting our business according to the highest ethical standards. We are dedicated to providing an engaging, diverse, and safe work environment for our employees, operating our business in an environmentally conscious manner, and upholding our corporate responsibilities as a public company for the benefit of our shareholders. As The Monthly Dividend Company®, our mission is to provide our stockholders with monthly dividends that increase over time. How we manage and use the physical, financial and talent resources that enable us to achieve this mission, demonstrates our commitment to corporate responsibility.

Environmental Practices
Our focus on the environment is demonstrated by how we manage our day-to-day activities at our corporate headquarters. At our headquarters, we promote energy efficiency and encourage practices such as:

• Powering down office equipment at the end of the day;
• Implementing file-sharing technology and automatic “duplex mode” to limit paper use;
• Adopting electronic approval systems;
• Encouraging employees to carpool to our headquarters; and
• Recycling paper waste.

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible. In 2017, we sent more than 32,700 pounds of paper to our offsite partner for recycling.

In addition, our headquarters was constructed according to the State of California energy efficiency standards (specifically following California Green Building Standards Code and Title 24 of the California Code of Regulations), with features such as an automatic lighting control system with light-harvesting technology, a Building Management System that monitors and controls energy use, an energy-efficient PVC roof and heating and cooling system, and drought-tolerant landscaping with recycled materials. We continue to evaluate our current operations, strive to improve our environmental performance, and implement sustainable business practices.
The properties in our portfolio are primarily net leased to our tenants who are responsible for maintaining the buildings and are in control of their energy usage and environmental sustainability practices. We work with our tenants to promote environmental responsibility at the properties we own, with some locations achieving LEED (Leadership in Energy and Environmental Design) certification.

Our Asset Management team has engaged with a renewable energy development company to identify assets that would maximize energy efficiency initiatives throughout our property portfolio. These initiatives include solar energy arrays, battery storage, and charging stations. In addition, we continue to explore regional opportunities with our tenants in order to qualify for city and county renewable energy or energy efficiency programs to conserve our world’s finite resources.

Realty Income also has a Green Team that encourages our employees to focus on environmentally-smart choices to further reduce our environmental impact as a company. The Green Team, which includes executive and officer-level employees, works to positively impact the environment through education and engagement within the company and local communities, focusing on waste, energy, and water management.

Social Responsibility
We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees and shareholders live and work. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits (medical, dental, vision) for all employees and their families, participation in a 401(k) plan with a matching contribution from Realty Income, restricted stock awards based on company performance, competitive paid time-off benefits, a wellbeing program, continued education and development opportunities, and an infant-at-work program for new parents. We also have a long-standing commitment to being an equal opportunity employer and adhere to all Equal Employer Opportunity Policy guidelines.

We believe that giving back to our community is an extension of our mission to improve the lives of our shareholders, our employees, and their families. Realty Income and its employees have taken an active role in supporting communities through civic involvement with non-profit organizations and corporate donations. Our non-profit activities resulted in approximately 725 company-sponsored employee volunteer hours in 2017, principally through our partnership with San Diego Habitat for Humanity. We are proud of the efforts we have made to date and look forward to continuing to strengthen our impact as part of the successful operations of The Monthly Dividend Company®.

Additional information on Realty Income’s commitment to social responsibility may be found on our website.

Corporate Governance
We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance. Practices that illustrate this commitment include, but are not limited to:

• Our Board of Directors is currently comprised of ten directors, nine of whom are independent, non-employee directors;
• In accordance with our continued focus on board refreshment, in July 2018, we added two new independent, non-employee directors;
• Our Board of Directors is elected on an annual basis with a majority vote standard;
• Our Directors conduct annual self-evaluations and participate in orientation and continuing education programs;
• An Enterprise Risk Management evaluation is conducted annually to identify and assess company risk;
• Each committee within our Board of Directors is comprised entirely of independent directors;
• We adhere to all other corporate governance principles outlined in our Corporate Governance Guidelines. These guidelines, as well as our bylaws, committee charters and other governance documents may be found on our website.

Business Ethics
We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our shareholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through the company’s whistleblower hotline and reported to our Audit Committee quarterly.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2018. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2018	$1.1	5.61%	$6.2	4.89%
2019	4.5	5.59	860.2	3.55
2020	82.2	4.99	250.2	3.92
2021	310.1	5.72	6.9	5.34
2022	1,059.7	3.43	—	—
Thereafter	4,218.6	4.12	—	—
Totals (1)	$5,676.2	4.09%	$1,123.5	3.65%
Fair Value (2)	$5,678.5		$1,123.6

(1) Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At September 30, 2018, the unamortized balance of net premiums on mortgages payable is $4.7 million, the unamortized balance of net original issuance premiums on notes payable is $10.8 million, and the balance of deferred financing costs on mortgages payable is $196,000, on notes payable is $35.0 million, and on term loans is $429,000.

(2)  We base the estimated fair value of the fixed rate senior notes and bonds at September 30, 2018 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at September 30, 2018 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at September 30, 2018.

The table incorporates only those exposures that exist as of September 30, 2018. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except three mortgages totaling $29.4 million at September 30, 2018, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $22.1 million at September 30, 2018. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $774.0 million at September 30, 2018, a 1% change in interest rates would change our interest rate costs by $7.7 million per year.

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

As of and for the quarter ended September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
In January 2018, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

• 529 shares of stock, at a weighted average price of $54.54, in July 2018;
• 1,718 shares of stock, at a weighted average price of $57.65, in August 2018; and
• 96 shares of stock, at a weighted average price of $57.95, in September 2018.

Item 6:  Exhibits

Articles of Incorporation and Bylaws

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

Material Contracts

10.1  Severance Agreement and General Release for John P. Case dated October 16, 2018 (filed as exhibit 10.1 to the Company's Form 8-K, filed on October 17, 2018 and incorporated herein by reference).

10.2 Credit Agreement dated October 24, 2018 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 26, 2018 and incorporated herein by reference).

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

Interactive Data Files

*101 The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 1, 2018	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)