Form 10-K
period 2018-12-31
REALTY INCOME CORP
filed 2019-02-22
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2018

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

At June 30, 2018, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $15.6 billion based upon the last reported sale price of $53.79 per share on the New York Stock Exchange on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

At February 13, 2019, the number of shares of common stock outstanding was 303,791,717.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 14, 2019, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 50 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At December 31, 2018, we owned a diversified portfolio:

•	Of 5,797 properties;

•	With an occupancy rate of 98.6%, or 5,717 properties leased and 80 properties available for lease;

•	Leased to 262 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 93.3 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,110 square feet; approximately 11,260 square feet per retail property and 229,000 square feet per industrial property.

Of the 5,797 properties in the portfolio, 5,769, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2018, of the 5,769 single-tenant properties, 5,692 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years.

Our seven senior officers owned 0.1% of our outstanding common stock with a market value of $12.2 million at January 31, 2019. Our directors and seven senior officers, as a group, owned 0.2% of our outstanding common stock with a market value of $34.9 million at January 31, 2019.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728.

In January 2019, we had 165 employees, as compared to 152 employees in January 2018.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders
We have continued our 50-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2018 and twice during 2019.  As of February 2019, we have paid 85 consecutive quarterly dividend increases and increased the dividend 100 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2018 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2017	Jan 2018	$0.2125	$0.0005
2nd increase	Jan 2018	Feb 2018	$0.2190	$0.0065
3rd increase	Mar 2018	Apr 2018	$0.2195	$0.0005
4th increase	Jun 2018	Jul 2018	$0.2200	$0.0005
5th increase	Sep 2018	Oct 2018	$0.2205	$0.0005

2019 Dividend increases
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045

The dividends paid per share during 2018 totaled approximately $2.6305, as compared to approximately $2.5270 during 2017, an increase of $0.1035, or 4.1%.

The monthly dividend of $0.2255 per share represents a current annualized dividend of $2.706 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $63.04 on December 31, 2018. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2018
During 2018, we invested $1.8 billion in 764 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.4%. The 764 new properties and properties under development or expansion are located in 39 states, will contain approximately 5.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 21 industries and the property types are 96.3% retail and 3.7% industrial, based on rental revenue.  During 2018, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2018.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.8 billion we invested during 2018, $80.3 million was invested in 14 properties under development or expansion with an initial weighted average contractual lease rate of 6.9%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion
Leasing Results
At December 31, 2018, we had 80 properties available for lease out of 5,797 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Since December 31, 2017, when we reported 83 properties available for lease out of 5,172 and a 98.4% occupancy rate, we:

•	Had 267 lease expirations;

•	Re-leased 228 properties; and

•	Sold 42 vacant properties.

Of the 228 properties re-leased during 2018, 215 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and ten were re-leased to new tenants after a period of vacancy.  The annual rent on these 228 leases was $46.15 million, as compared to the previous rent on these same properties of $44.66 million, which represents a rent recapture rate of 103.3% on the properties re-leased during 2018.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2018, our average annualized rental revenue was approximately $14.24 per square foot on the 5,717 leased properties in our portfolio.  At December 31, 2018, we classified 17 properties, with a carrying amount of $16.6 million, as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures, and $12.9 million for non-recurring building improvements. In 2017, we capitalized costs of $12.7 million on existing properties in our portfolio, consisting of $1.6 million for re-leasing costs, $912,000 for recurring capital expenditures, and $10.2 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and repetitive landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extend the useful life of the properties.

Sumit Roy Appointed Chief Executive Officer (CEO)
On October 16, 2018, we announced that our Board of Directors had appointed Sumit Roy to the position of our CEO and to our Board of Directors. Mr. Roy, who previously served as Chief Operating Officer, succeeds John P. Case, our previous CEO. Mr. Roy continues to serve as our President.

Tau Operating Partnership Buyout and Term Loan Payoff
In January 2019, we redeemed all of the outstanding 317,022 common units of Tau Operating Partnership, L.P., which reduced our total common units outstanding to 373,797 as of January 3, 2019. Additionally, in January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity.

New, Expanded Credit Facility
In October 2018, we entered into a new $3.25 billion unsecured credit facility to replace our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility matures in March 2023 and includes two six-month extensions that can be exercised at our option. The new revolving credit facility, or our revolving credit facility, also has a $1.0 billion expansion feature. As of December 31, 2018, we had a balance of $252.0 million on our credit facility. Under our revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our previous $2.25 billion unsecured credit facility had all-in drawn pricing of 0.975% over LIBOR.

In conjunction with our new revolving credit facility, we entered into a new $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

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

Capital Raising
During 2018, we raised $1.1 billion from the sale of common stock, primarily through the use of our at-the-market (ATM) programs, at a weighted average price of $58.77 per share.

Net Income Available to Common Stockholders
Net income available to common stockholders was $363.6 million in 2018, as compared to $301.5 million in 2017, an increase of $62.1 million. On a diluted per common share basis, net income was $1.26 in 2018, as compared to $1.10 in 2017, an increase of $0.16, or 14.5%.

Net income available to common stockholders in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share.

Net income and funds from operations available to common stockholders per share in 2017 were impacted by a loss of $42.4 million, or $0.15 per share, on extinguishment of debt upon the early redemption on all $550.0 million of our outstanding 6.75% notes due August 2019 during December 2017. Net income and funds from operations available to common stockholders for 2017 were also impacted by a $13.4 million non-cash redemption charge on the shares of Class F preferred stock that were redeemed in April 2017, which represented $0.05 on a diluted per common share basis. This charge was based on the excess of redemption value over the carrying value of the Class F preferred stock that represents the original issuance cost that was paid in 2012.

The calculation to determine net income available to common stockholders includes impairments and gains from the sale of properties, which can vary from period to period based on the timing and significantly impact net income available to common stockholders.

Funds from Operations Available to Common Stockholders (FFO)
In 2018, our FFO increased by $130.6 million, or 16.9%, to $903.3 million, as compared to $772.7 million in 2017.  On a diluted per common share basis, FFO was $3.12 in 2018, as compared to $2.82 in 2017, an increase of $0.30, or 10.6%.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In 2018, our AFFO increased by $86.0 million, or 10.3%, to $924.6 million, as compared to $838.6 million in 2017. On a diluted per common share basis, AFFO was $3.19 in 2018, as compared to $3.06 in 2017, an increase of $0.13, or 4.2%.

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

Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders. Prior to the redemption of our common units of Tau Operating Partnership, L.P. in January 2019, distributions were paid monthly to the limited partners holding common units of Tau Operating Partnership, L.P., each on a per unit basis that was generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2018, our cash distributions to common stockholders totaled $761.6 million, or approximately 133.5% of our estimated taxable income of $570.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2018 totaled $761.6 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $924.6 million. In comparison, our 2017 cash distributions to common stockholders totaled $689.3 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $838.6 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 22.9% of the distributions to our common stockholders, made or deemed to have been made in 2018, were classified as a return of capital for federal income tax purposes. We estimate that in 2019, between 15% and 25% of the distributions may be classified as a return of capital.

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

Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of December 31, 2018, consisted of 5,797 properties located in 49 states and Puerto Rico, leased to 262 different commercial tenants doing business in 48 industries. Each of the 48 industries represented in our property portfolio accounted for no more than 12.4% of our rental revenue during either the quarter or year ended December 31, 2018.

Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, commercially-zoned with a single tenant;

•	Properties that are in significant markets or strategic locations critical to generating revenue for our tenants (i.e. they need the property in which they operate in order to conduct their business);

•	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;

•	Properties that are located within attractive demographic areas relative to the business of our tenants, generally fungible, and have good visibility and easy access to major thoroughfares;

•	Properties with real estate valuations that approximate replacement costs;

•	Properties with rental or lease payments that approximate market rents; and

•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in industries in which several well-organized tenants are capturing market share through the selection of prime real estate locations supported by superior service, quality control, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, brokers and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•	Tenants with reliable and sustainable cash flow;

•	Tenants with revenue and cash flow from multiple sources;

•	Tenants that are willing to sign a long-term lease (10 or more years); and

•	Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at December 31, 2018 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments consistent with our objective of owning net lease assets.

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.  Approximately 51% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries.  At December 31, 2018, our top 20 tenants represented approximately 54% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

At December 31, 2018, we classified 17 properties with a carrying amount of $16.6 million as held for sale on our balance sheet. For 2019, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in property sales. We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2019 at our estimated values or be able to invest the property sale proceeds in new properties.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, property sales, borrowing on our credit facility and periodically through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2018, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.5 billion, or approximately 25.4% of our total market capitalization of $25.7 billion.

We define our total market capitalization at December 31, 2018 as the sum of:

•
Shares of our common stock outstanding of 303,742,090, plus total common units outstanding of 690,819, multiplied by the last reported sales price of our common stock on the NYSE of $63.04 per share on December 31, 2018, or $19.2 billion;

•	Outstanding borrowings of $252.0 million on our credit facility;

•	Outstanding mortgages payable of $298.4 million, excluding net mortgage premiums of $4.4 million and deferred financing costs of $183,000;

•	Outstanding borrowings of $570.0 million on our term loans, excluding deferred financing costs of $1.4 million; and

•	Outstanding senior unsecured notes and bonds of $5.4 billion, excluding unamortized net original issuance premiums of $10.5 million and deferred financing costs of $33.7 million.

In January 2019, we redeemed all of our outstanding 317,022 common units of Tau Operating Partnership, L.P., which reduced our total common units outstanding to 373,797 as of January 3, 2019.

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

Universal Shelf Registration
In November 2018, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in November 2021. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Revolving Credit Facility
In October 2018, we entered into a new $3.25 billion unsecured credit facility to replace our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility, or our revolving credit facility, matures in March 2023 and includes two six-month extensions that can be exercised at our option. Our revolving credit facility also has a $1.0 billion expansion feature. Under our new revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate under our revolving credit facility is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2018, we had a borrowing capacity of $2.75 billion available on our revolving credit facility and an outstanding balance of $252.0 million. The weighted average interest rate on borrowings outstanding under our revolving credit facility, at December 31, 2018, was 3.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2018, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2018, we had cash and cash equivalents totaling $10.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2018, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook,

Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2018, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Term Loans
In October 2018, in conjunction with our revolving credit facility, we entered into a new $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

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

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was born at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.

Mortgage Debt
As of December 31, 2018, we had $298.4 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at December 31, 2018, we had net premiums totaling $4.4 million on these mortgages and deferred financing costs of $183,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so.  During 2018, we made $21.9 million of principal payments, including the repayment of two mortgages in full for $17.0 million.

Notes Outstanding
As of December 31, 2018, we had $5.4 billion of senior unsecured note and bond obligations, excluding unamortized net original issuance premiums of $10.5 million and deferred financing costs of $33.7 million.  All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

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

With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials used in our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible. In 2018, we sent more than 28,500 pounds of paper to our offsite partner for recycling.

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

Realty Income also has an internal "Green Team" that encourages our employees to focus on environmentally-smart choices to further reduce our environmental impact as a company. The Green Team, which includes executive and officer-level employees, works to positively impact the environment through education and engagement within the company and local communities, focusing on waste, energy, and water management.

Company Culture and Employees
We put great effort into cultivating an inclusive company culture. We are one team, and together we are committed to a culture that provides an engaging work environment and encourages respect, collaboration, humility, transparency, and integrity. Regular open communication is central to how we work, and our employees take pride in our 50-year history of providing monthly dividends to our stockholders. We hire talented employees with diverse backgrounds and perspectives, and work to provide an environment where capable team members have fulfilling careers in the real estate industry.

Social Responsibility
We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees and shareholders live and work. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits (medical, dental, vision) for all employees and their families, participation in a 401(k) plan with a matching contribution from Realty Income, restricted stock awards based on company performance, competitive paid time-off benefits, a well-being program, continued education and development opportunities, up to 16 weeks of paid parental leave, and an infant-at-work program for new parents. We also have a long-standing commitment to being an equal opportunity employer and adhere to all Equal Employer Opportunity Policy guidelines.

We believe that giving back to our community is an extension of our mission to improve the lives of our shareholders, our employees, and their families. Realty Income and its employees have taken an active role in supporting communities through civic involvement with non-profit organizations and corporate donations. Our non-profit activities resulted in approximately 810 company-sponsored employee volunteer hours in 2018, principally through our partnership with San Diego Habitat for Humanity. We are proud of the efforts we have made to date and look forward to continuing to strengthen our impact as part of the successful operations of The Monthly Dividend Company®.

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

Business Ethics
We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our shareholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct an annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through the company’s whistleblower hotline and reported to our Audit Committee quarterly.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2018, we owned a diversified portfolio:

•	Of 5,797 properties;

•	With an occupancy rate of 98.6%, or 5,717 properties leased and 80 properties available for lease;

•	Leased to 262 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 93.3 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,110 square feet; approximately 11,260 square feet per retail property and 229,000 square feet per industrial property.

At December 31, 2018, of our 5,797 properties, 5,717 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At December 31, 2018, our 262 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 326 additional tenants, representing approximately 5% of our annualized revenue at December 31, 2018, which brings our total tenant count to 588 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue by Industry
	For the Quarter Ended December 31, 2018	For the Years Ended
		Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Aerospace	0.8%	0.8%	0.9%	1.0%	1.1%	1.2%
Apparel stores	1.2%	1.3%	1.6%	1.9%	2.0%	2.0%
Automotive collision services	0.9%	0.9%	1.0%	1.0%	1.0%	0.8%
Automotive parts	1.7%	1.7%	1.3%	1.3%	1.4%	1.3%
Automotive service	2.2%	2.2%	2.2%	1.9%	1.9%	1.8%
Automotive tire services	2.3%	2.4%	2.6%	2.7%	2.9%	3.2%
Beverages	2.4%	2.5%	2.7%	2.6%	2.7%	2.8%
Child care	1.7%	1.7%	1.8%	1.9%	2.0%	2.2%
Consumer appliances	0.5%	0.5%	0.5%	0.5%	0.6%	0.5%
Consumer electronics	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%
Consumer goods	0.7%	0.7%	0.8%	0.9%	0.9%	0.9%
Convenience stores	12.4%	11.2%	9.6%	8.7%	9.2%	10.1%
Crafts and novelties	0.7%	0.7%	0.6%	0.6%	0.6%	0.6%
Diversified industrial	0.8%	0.8%	0.9%	0.9%	0.8%	0.5%
Dollar stores	7.4%	7.5%	7.9%	8.6%	8.9%	9.6%
Drug stores	9.8%	10.2%	10.9%	11.2%	10.6%	9.5%
Education	0.3%	0.3%	0.3%	0.3%	0.3%	0.4%
Electric utilities	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Entertainment	0.4%	0.4%	0.4%	0.5%	0.5%	0.5%
Equipment services	0.4%	0.4%	0.4%	0.6%	0.5%	0.6%
Financial services	2.3%	2.3%	2.4%	1.8%	1.7%	1.8%
Food processing	0.5%	0.5%	0.6%	1.1%	1.2%	1.4%
General merchandise	2.3%	2.3%	2.0%	1.8%	1.7%	1.5%
Government services	0.9%	0.9%	1.0%	1.1%	1.2%	1.3%
Grocery stores	4.9%	5.0%	4.4%	3.1%	3.0%	3.0%
Health and beauty	0.3%	0.2%	*	*	*	*
Health and fitness	7.2%	7.4%	7.5%	8.1%	7.7%	7.0%
Health care	1.5%	1.5%	1.4%	1.5%	1.7%	1.8%
Home furnishings	0.8%	0.8%	0.9%	0.8%	0.9%	0.9%
Home improvement	2.9%	3.0%	2.6%	2.5%	2.4%	1.7%
Insurance	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Jewelry	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Machinery	0.1%	0.1%	0.1%	0.1%	0.1%	0.2%
Motor vehicle dealerships	1.7%	1.9%	2.1%	1.9%	1.6%	1.6%
Office supplies	0.2%	0.2%	0.2%	0.3%	0.3%	0.4%
Other manufacturing	0.7%	0.7%	0.8%	0.8%	0.7%	0.7%
Packaging	1.1%	1.1%	1.0%	0.8%	0.8%	0.8%
Paper	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Pet supplies and services	0.5%	0.5%	0.6%	0.6%	0.7%	0.7%
Restaurants - casual dining	3.4%	3.2%	3.8%	3.9%	3.8%	4.3%
Restaurants - quick service	6.2%	5.7%	5.1%	4.9%	4.2%	3.7%
Shoe stores	0.5%	0.5%	0.6%	0.7%	0.7%	0.9%
Sporting goods	1.0%	1.1%	1.4%	1.6%	1.8%	1.6%
Telecommunications	0.6%	0.6%	0.6%	0.6%	0.7%	0.7%
Theaters	5.4%	5.5%	5.0%	4.9%	5.1%	5.3%
Transportation services	4.8%	5.0%	5.4%	5.5%	5.4%	5.2%
Wholesale clubs	2.8%	3.0%	3.3%	3.6%	3.8%	4.1%
Other	0.1%	0.1%	0.1%	0.2%	0.2%	0.2%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2018 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2018(1)	Percentage of Rental Revenue
Retail	5,623	63,297,600	$268,258	81.7%
Industrial	117	26,793,100	39,922	12.1
Office	42	3,104,200	13,652	4.2
Agriculture	15	184,500	6,639	2.0
Totals	5,797	93,379,400	$328,471	100.0%
(1) Includes rental revenue for all properties owned at December 31, 2018.  Excludes revenue of $934 from sold properties.

Tenant Diversification
The following table sets forth the largest tenants in our property portfolio, expressed as a percentage of total rental revenue at December 31, 2018:

Tenant	Number of Leases	% of Rental Revenue
Walgreens	219	6.3%
7-Eleven	398	5.5%
FedEx	42	4.8%
Dollar General	576	3.9%
LA Fitness	54	3.7%
Dollar Tree / Family Dollar	468	3.4%
AMC Theatres	32	3.3%
Walmart / Sam's Club	51	2.8%
Circle K (Couche-Tard)	297	2.3%
BJ's Wholesale Clubs	15	2.0%
Treasury Wine Estates	17	1.9%
CVS Pharmacy	85	1.9%
Life Time Fitness	11	1.9%
Regal Cinemas	24	1.7%
GPM Investments / Fas Mart	210	1.6%
Super America (Marathon)	132	1.6%
TBC Corporation (Sumitomo)	159	1.4%
Kroger	17	1.4%
Rite Aid	51	1.2%
Home Depot	15	1.2%
Totals	2,873	53.8%

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at December 31, 2018, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended December 31, 2018(1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$2,936	1.1%
Automotive service	7,153	2.7
Child care	5,696	2.1
Education	868	0.3
Entertainment	1,292	0.5
Equipment services	114	*
Financial services	6,655	2.5
Health and fitness	23,729	8.9
Health care	2,009	0.8
Telecommunications	66	*
Theaters	17,714	6.6
Transportation services	250	0.1
Other	124	*
	$68,606	25.6%
Tenants Selling Goods and Services
Automotive parts (with installation)	1,653	0.6
Automotive tire services	7,470	2.8
Convenience stores	40,711	15.2
Health and beauty	14	*
Motor vehicle dealerships	5,710	2.1
Pet supplies and services	675	0.2
Restaurants - casual dining	10,543	3.9
Restaurants - quick service	20,317	7.6
	$87,093	32.4%
Tenants Selling Goods
Apparel stores	3,960	1.5
Automotive parts	3,497	1.3
Book stores	113	*
Consumer electronics	1,064	0.4
Crafts and novelties	1,999	0.8
Dollar stores	24,385	9.1
Drug stores	30,860	11.5
General merchandise	6,460	2.4
Grocery stores	16,167	6.0
Home furnishings	2,178	0.8
Home improvement	8,351	3.1
Jewelry	175	0.1
Office supplies	615	0.2
Shoe stores	185	0.1
Sporting goods	3,205	1.2
Wholesale clubs	9,345	3.5
	$112,559	42.0%
Totals	$268,258	100.0%
* Less than 0.1%
(1) Includes rental revenue for all retail properties owned at December 31, 2018.  Excludes revenue of $60,213 from non-retail properties and$934 from sold properties.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended December 31, 2018 (dollars in thousands):

Total Portfolio(1)
	Expiring		Approx.		% of
	Leases		Leasable	Rental	Rental
Year	Retail	Non-Retail	Sq. Feet	Revenue(2)	Revenue
2019	244	10	3,012,700	$11,279	3.4%
2020	224	13	4,192,100	12,848	3.9
2021	328	15	5,494,400	15,395	4.7
2022	396	22	10,023,900	21,563	6.6
2023	544	23	9,590,100	29,642	9.0
2024	284	13	5,194,300	15,863	4.8
2025	338	13	5,246,500	20,499	6.2
2026	313	4	4,631,100	15,664	4.8
2027	536	5	6,224,300	22,581	6.9
2028	336	13	8,825,300	21,835	6.6
2029	413	7	7,596,400	22,226	6.8
2030	164	14	3,512,900	16,909	5.2
2031	304	25	5,973,600	27,582	8.4
2032	92	4	3,113,500	11,987	3.7
2033	260	—	2,161,100	14,842	4.5
2034 - 2044	828	4	7,422,400	47,688	14.5
Totals	5,604	185	92,214,600	$328,403	100.0%

*	Less than 0.1%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $68 from 99 expired leases, and $934 from sold properties at December 31, 2018. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of December 31, 2018 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2018(1)	Percentage of Rental Revenue
Alabama	169	98%	1,589,700	$5,958	1.8%
Alaska	3	100	274,600	523	0.2
Arizona	117	100	1,821,000	6,848	2.1
Arkansas	86	100	922,300	2,288	0.7
California	193	100	6,031,800	28,977	8.8
Colorado	95	97	1,530,600	5,300	1.6
Connecticut	19	95	508,500	2,022	0.6
Delaware	18	100	93,000	750	0.2
Florida	398	98	4,196,800	18,672	5.7
Georgia	268	99	4,299,800	13,397	4.1
Idaho	12	100	87,000	418	0.1
Illinois	265	99	5,933,500	19,674	6.0
Indiana	189	98	2,220,400	9,087	2.8
Iowa	40	95	3,034,800	4,403	1.3
Kansas	110	96	1,931,800	5,042	1.5
Kentucky	80	100	1,695,300	4,689	1.4
Louisiana	115	97	1,588,000	5,144	1.6
Maine	18	100	203,700	1,225	0.4
Maryland	37	97	1,017,500	4,891	1.5
Massachusetts	58	91	656,500	2,833	0.9
Michigan	184	99	1,961,400	7,082	2.2
Minnesota	164	100	2,134,500	10,374	3.2
Mississippi	154	95	1,720,600	4,864	1.5
Missouri	176	97	2,775,500	8,719	2.7
Montana	11	100	87,000	498	0.2
Nebraska	43	98	780,100	1,981	0.6
Nevada	24	100	1,196,900	2,218	0.7
New Hampshire	13	100	296,400	1,372	0.4
New Jersey	73	97	998,400	5,731	1.7
New Mexico	34	100	366,400	1,105	0.3
New York	125	100	2,838,400	15,670	4.8
North Carolina	186	99	2,812,200	8,861	2.7
North Dakota	6	100	117,700	212	0.1
Ohio	304	100	6,962,500	17,416	5.3
Oklahoma	168	100	1,775,300	4,990	1.5
Oregon	28	96	593,300	2,291	0.7
Pennsylvania	223	99	2,295,500	10,766	3.3
Rhode Island	3	100	158,000	814	0.2
South Carolina	175	99	1,683,100	7,651	2.3
South Dakota	15	100	195,200	472	0.1
Tennessee	251	98	3,589,800	10,930	3.3
Texas	712	99	10,614,100	37,695	11.5
Utah	22	100	933,000	2,264	0.7
Vermont	2	100	88,000	365	0.1
Virginia	212	98	3,129,000	10,057	3.1
Washington	47	98	755,700	2,987	0.9
West Virginia	25	100	418,100	1,471	0.4
Wisconsin	117	99	2,383,700	7,029	2.1
Wyoming	6	100	54,700	296	0.1
Puerto Rico	4	100	28,300	149	*
Totals\Average	5,797	99%	93,379,400	$328,471	100.0%
* Less than 0.1%
(1) Includes rental revenue for all properties owned at December 31, 2018.  Excludes revenue of $934 from sold properties.

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

As of December 31, 2018, 80 of our properties were available for lease or sale, of which 77 were single-tenant properties. At December 31, 2018, 69 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2018, each of our tenants accounted for less than 10% of our rental revenue.

For 2018, our tenants in the “convenience store” industry accounted for approximately 11.2% of our rental revenue, while our tenants in the "drug store" industry accounted for approximately 10.2% of our rental revenue for the same period. A downturn in these industries could have a material adverse effect on our financial position, results of operations, our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, including the common stock offered hereby, and preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2018. Nevertheless, downturns in these industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and preferred stock.

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

Insurance and Indemnity.  In March 2018, we entered into a ten-year environmental insurance policy that expires in March 2028 and replaced our previous ten-year environmental insurance policy. The limits on our current policy are $10 million per occurrence and $60 million in the aggregate. The limits on the excess policy are $5 million per occurrence and $10 million in the aggregate.  Therefore, the primary and excess ten-year policies together provide a total limit of $15 million per occurrence and $70 million in the aggregate.

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

The 2017 Tax Cuts and Jobs Act, or TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. We are continuing to assess the potential impact of TCJA on us as related regulations are proposed and finalized. The changes made by TCJA that could affect us and our investors include:

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

Many of these changes were effective on January 1, 2018, without any transition periods or grandfathering for existing transactions. The legislation is still unclear in some respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, state and local tax jurisdictions, which often use federal taxable income as a starting point for computing state and local tax liabilities, are continuing to evaluate the legislation to determine their respective levels of conformity to the new law. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

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
We intend to incur additional indebtedness in the future, including the use of our unsecured revolving credit facility, which has a borrowing capacity of $3.0 billion. At December 31, 2018, we had $252.0 million of outstanding borrowings under our revolving credit facility, a total of $5.4 billion of outstanding unsecured senior debt securities (excluding unamortized net original issuance premiums of $10.5 million and deferred financing costs of $33.7 million), $570.0 million of borrowings outstanding under our senior unsecured term loans (excluding deferred financing costs of $1.4 million) and approximately $298.4 million of outstanding mortgage debt (excluding net unamortized premiums totaling $4.4 million and deferred financing costs of $183,000 on this mortgage debt). To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt. We also face variable interest rate risk as the interest rates on our revolving credit facility, our term loans and some of our mortgage debt are variable and could therefore increase over time. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the recent global financial crisis and related uncertainties, including the impact of the United Kingdom’s advisory referendum to withdraw from the European Union (referred to as Brexit), we also face the risk that one or more of the participants in our revolving credit facility may not be able to lend us money.

In addition, our revolving credit facility, our term loan facilities and mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions on our common stock and preferred stock. In particular, our revolving credit facility and our two $250.0 million term loan facilities, all of which are governed by the same credit agreement, provide that, if an event of default (as defined in the credit agreement) exists, neither we nor any of our subsidiaries (other than our wholly-owned subsidiaries) may pay any dividends or other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

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

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net lease locations. We may be exposed to a variety of new risks by expanding into new property types and properties leased to tenants engaged in non-retail businesses, including risks resulting from our limited experience in managing, underwriting and assessing risks related to such properties or understanding the market dynamics applicable to such properties, tenants or lease structures, any of which could also have a significant adverse effect on our business, liquidity, financial position and/or results of operations.

If we acquire properties outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
We may make selected acquisitions of properties outside of the United States, in which case we may be exposed to a variety of new risks such as:

•	The laws, rules and regulations applicable in such jurisdictions outside of the United States, including those related to property ownership by foreign entities;

•	Fluctuations in exchange rates between foreign currencies and the U.S. dollar, and exchange controls;

•	Limited experience with local business and cultural factors that differ from our usual standards and practices;

•
Challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction or environmental compliance;

•	Unexpected changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the United States or between the United States and such jurisdictions;

•	Potentially adverse tax consequences with respect to our properties;

•
The impact of regional or country-specific business cycles and economic instability, including deteriorations in political relations with the United States, instability in, or further withdrawals from, the European Union or other international trade alliances or agreements; and

•	Political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities.

If we are unable to adequately address these risks, they could have a significant adverse effect on our operations.

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

The value of certain of our investment in real property may be reduced as the result of the expiration or loss of local tax abatements, tax credit programs, or other governmental incentives.
Certain of our investments have the benefit of governmental tax incentives aimed at inducing retail users to relocate to incentivize development in areas and neighborhoods which have not historically seen robust commercial development. The Tax Cuts and Jobs Act provided for such communities to be designated as Qualified Opportunity Zones, which are eligible for such tax benefits. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives, or the inability to remain compliant with such programs, may have an adverse effect on the value of our investment, cash flow and net income, and may result in impairment charges.

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

	Price Per Share of Common Stock		Distributions
	High	Low	Declared (1)
2018
First Quarter	$57.07	$47.26	$0.6575
Second Quarter	54.99	48.81	0.6590
Third Quarter	59.18	52.74	0.6605
Fourth Quarter	66.85	55.56	0.6620
Total			$2.6390
2017
First Quarter	$63.60	$56.92	$0.6320
Second Quarter	62.31	52.86	0.6335
Third Quarter	60.02	53.35	0.6350
Fourth Quarter	58.22	53.02	0.6365
Total			$2.5370
(1)Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2018, a distribution of $0.221 per common share had been declared and was paid in January 2019.

B.  There were 9,789 registered holders of record of our common stock as of December 31, 2018. We estimate that our total number of stockholders is over 525,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2018, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	66,246 shares of stock, at a weighted average price of $57.56, in October 2018;

•	124,460 shares of stock, at a weighted average price of $63.90, in November 2018; and

•	278 shares of stock, at a weighted average price of $64.27, in December 2018.

Item 6:                              Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2018. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

As of or for the years ended December 31,	2018	2017	2016	2015	2014
Total assets (book value)	$15,260,483	$14,058,166	$13,152,871	$11,845,379	$10,989,349
Cash and cash equivalents	10,387	6,898	9,420	40,294	3,852
Total debt	6,499,976	6,111,471	5,839,605	4,820,995	4,907,673
Total liabilities	7,139,505	6,667,458	6,365,818	5,292,046	5,348,249
Total equity	8,120,978	7,390,708	6,787,053	6,553,333	5,641,099
Net cash provided by operating activities	940,742	875,850	799,863	693,567	617,768
Net change in cash, cash equivalents and restricted cash	8,929	(3,539)	(34,652)	4,152	20,211
Total revenue	1,327,838	1,215,768	1,103,172	1,023,285	933,505
Net income	364,598	319,318	316,477	284,855	271,940
Preferred stock dividends	—	(3,911)	(27,080)	(27,080)	(37,062)
Excess of redemption value over carrying value of preferred shares redeemed	—	(13,373)	—	—	(6,015)
Net income available to common stockholders	363,614	301,514	288,491	256,686	227,558
Cash distributions paid to common stockholders	761,582	689,294	610,516	533,238	479,256
Basic and diluted net income per common share	1.26	1.10	1.13	1.09	1.04
Cash distributions paid per common share	2.630500	2.527000	2.391500	2.271417	2.191625
Cash distributions declared per common share	2.639000	2.537000	2.403000	2.279000	2.192875
Basic weighted average number of common shares outstanding	289,427,430	273,465,680	255,066,500	235,767,932	218,390,885
Diluted weighted average number of common shares outstanding	289,923,984	273,936,752	255,624,250	236,208,390	218,767,885

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

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 50 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements. The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 20 consecutive years.

At December 31, 2018, we owned a diversified portfolio:

•	Of 5,797 properties;

•	With an occupancy rate of 98.6%, or 5,717 properties leased and 80 properties available for lease;

•	Leased to 262 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 93.3 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,110 square feet; approximately 11,260 square feet per retail property and 229,000 square feet per industrial property.

Of the 5,797 properties in the portfolio, 5,769, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2018, of the 5,769 single-tenant properties, 5,692 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2018, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $6.5 billion, or approximately 25.4% of our total market capitalization of $25.7 billion.

We define our total market capitalization at December 31, 2018 as the sum of:

•
Shares of our common stock outstanding of 303,742,090, plus total common units outstanding of 690,819, multiplied by the last reported sales price of our common stock on the NYSE of $63.04 per share on December 31, 2018, or $19.2 billion;

•	Outstanding borrowings of $252.0 million on our credit facility;

•	Outstanding mortgages payable of $298.4 million, excluding net mortgage premiums of $4.4 million and deferred financing costs of $183,000;

•	Outstanding borrowings of $570.0 million on our term loans, excluding deferred financing costs of $1.4 million; and

•	Outstanding senior unsecured notes and bonds of $5.4 billion, excluding unamortized net original issuance premiums of $10.5 million and deferred financing costs of $33.7 million.

In January 2019, we redeemed all of our outstanding 317,022 common units of Tau Operating Partnership, L.P., which reduced our total common units outstanding to 373,797 as of January 3, 2019. Additionally, in January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity.

Universal Shelf Registration
In November 2018, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in November 2021. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

At-the-Market (ATM) Programs
In November 2018, following the issuance and sale of 25,038,145 shares under our prior ATM equity distribution plans, or our prior ATM programs, we established a new ATM equity distribution plan, or our new ATM program, pursuant to which up to 28,961,855 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During 2018, we issued 19,138,610 shares and raised gross proceeds of $1.1 billion under our new and prior ATM programs. From the inception of our new and prior ATM programs through December 31, 2018, we have issued 33,546,139 shares and raised $2.0 billion.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During 2018, we issued 166,268 shares and raised approximately $9.1 million under our DRSPP. We did not issue shares under the waiver approval process during 2018. From the inception of our DRSPP through December 31, 2018, we have issued 14,229,810 shares and raised approximately $670.9 million.

Revolving Credit Facility
In October 2018, we entered into a new $3.25 billion unsecured credit facility to replace our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility, or our revolving credit facility, matures in March 2023 and includes two six-month extensions that can be exercised at our option. Our revolving credit facility also has a $1.0 billion expansion feature. Under our revolving credit facility, our current investment grade credit ratings provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate under our revolving credit facility is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2018, we had a borrowing capacity of $2.75 billion available on our revolving credit facility and an outstanding balance of $252.0 million. The weighted average interest rate on borrowings outstanding under our revolving credit facility, at December 31, 2018, was 3.2% per annum.  We must comply with various financial and other covenants in our credit facility.  At December 31, 2018, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Term Loans
In October 2018, in conjunction with our revolving credit facility, we entered into a new $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

In December 2017, in conjunction with the acquisition of a portfolio of properties, we entered into a $125.9 million promissory note, which was paid in full at maturity in January 2018. Borrowings under this note bore interest at 1.52%.

In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing June 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018. Borrowing under this term loan bore interest at the current one-month LIBOR plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was born at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.

Mortgage Debt
As of December 31, 2018, we had $298.4 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at December 31, 2018, we had net premiums totaling $4.4 million on these mortgages and deferred financing costs of $183,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2018, we made $21.9 million of principal payments, including the repayment of two mortgages in full for $17.0 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of December 31, 2018, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	5,400
Unamortized net original issuance premiums and deferred financing costs	(23)
$5,377

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

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2018. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2018 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.2%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.9%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	4.4x
Maintenance of total unencumbered assets	> 150% of unsecured debt	258.4%
 (1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2018, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2018, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at December 31, 2018 (in thousands, for trailing twelve months):

Net income attributable to the Company	$363,614
Plus: interest expense, excluding the amortization of deferred financing costs	257,689
Plus: provision for taxes	5,340
Plus: depreciation and amortization	539,780
Plus: provisions for impairment	26,269
Plus: pro forma adjustments	48,766
Less: gain on sales of real estate	(24,643)
Income available for debt service, as defined	$1,216,815
Total pro forma debt service charge	$275,253
Debt service and fixed charge coverage ratio	4.4

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2018, we had cash and cash equivalents totaling $10.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2018, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2018, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of December 31, 2018 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds(2)	Term Loans(3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income(6)	Ground Leases Paid by Our Tenants(7)	Other(8)	Totals
2019	$—	$—	$70.0	$20.7	$258.8	$1.5	$13.5	$29.4	$393.9
2020	—	—	250.0	82.4	253.5	1.4	13.5	—	600.8
2021	—	250.0	—	67.0	237.1	1.2	13.2	—	568.5
2022	—	950.0	—	109.7	226.5	1.2	13.1	—	1,300.5
2023	252.0	750.0	—	6.7	185.6	1.2	13.1	—	1,208.6
Thereafter	—	3,450.0	250.0	11.9	1,052.7	19.8	82.0	—	4,866.4
Totals	$252.0	$5,400.0	$570.0	$298.4	$2,214.2	$26.3	$148.4	$29.4	$8,938.7

(1)  The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions.
(2)  Excludes both non–cash original issuance discounts and premiums recorded on notes payable of $10.5 million and deferred financing costs of $33.7 million at December 31, 2018.
(3)  Excludes deferred financing costs of $1.4 million. In January 2019, we repaid the outstanding principal and interest on the $70.0 million senior unsecured term loan we entered into in conjunction with our acquisition of ARCT in January 2013.
(4)  Excludes both non–cash net premiums recorded on the mortgages payable of $4.4 million and deferred financing costs of $183,000 at December 31, 2018.
(5)  Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2018 through their respective maturity dates.
(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.
(8)  “Other” consists of $23.6 million of commitments under construction contracts and $5.8 million of commitments for tenant improvements and leasing costs.

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

Acquisitions During 2018
During 2018, we invested $1.8 billion in 764 new properties and properties under development or expansion, with an initial weighted average contractual lease rate of 6.4%. The 764 new properties and properties under development or expansion are located in 39 states, will contain approximately 5.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 21 industries and the property types are 96.3% retail and 3.7% industrial, based on rental revenue.  During 2018, none of our real estate investments caused any one tenant to be 10% or more of our total assets at December 31, 2018.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.8 billion we invested during 2018, $80.3 million was invested in 14 properties under development or expansion with an initial weighted average contractual lease rate of 6.9%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.

Portfolio Discussion
Leasing Results
At December 31, 2018, we had 80 properties available for lease out of 5,797 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio. Since December 31, 2017, when we reported 83 properties available for lease out of 5,172 and a 98.4% occupancy rate, we:

•	Had 267 lease expirations;

•	Re-leased 228 properties; and

•	Sold 42 vacant properties.

Of the 228 properties re-leased during 2018, 215 properties were re-leased to existing tenants, three were re-leased to new tenants without vacancy, and ten were re-leased to new tenants after a period of vacancy.  The annual rent on these 228 leases was $46.15 million, as compared to the previous rent on these same properties of $44.66 million, which represents a rent recapture rate of 103.3% on the properties re-leased during 2018.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2018, our average annualized rental revenue was approximately $14.24 per square foot on the 5,717 leased properties in our portfolio.  At December 31, 2018, we classified 17 properties with a carrying amount of $16.6 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures, and $12.9 million for non-recurring building improvements. In 2017, we capitalized costs of $12.7 million on existing properties in our portfolio, consisting of $1.6 million for re-leasing costs, $912,000 for recurring capital expenditures, and $10.2 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and repetitive landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extend the useful life of the properties.

Increases in Monthly Dividends to Common Stockholders
We have continued our 50-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2018 and twice in 2019.  As of February 2019, we have paid 85 consecutive quarterly dividend increases and increased the dividend 100 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2018 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2017	Jan 2018	$0.2125	$0.0005
2nd increase	Jan 2018	Feb 2018	$0.2190	$0.0065
3rd increase	Mar 2018	Apr 2018	$0.2195	$0.0005
4th increase	Jun 2018	Jul 2018	$0.2200	$0.0005
5th increase	Sep 2018	Oct 2018	$0.2205	$0.0005

2019 Dividend increases
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045

The dividends paid per share during 2018 totaled approximately $2.6305, as compared to approximately $2.5270 during 2017, an increase of $0.1035, or 4.1%.

The monthly dividend of $0.2255 per share represents a current annualized dividend of $2.706 per share, and an annualized dividend yield of approximately 4.3% based on the last reported sale price of our common stock on the NYSE of $63.04 on December 31, 2018. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the market where the property is located. In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

The following is a comparison of our results of operations for the years ended December 31, 2018, 2017 and 2016.

Total Revenue
The following summarizes our total revenue (dollars in thousands):

				Change in Dollars
	2018	2017	2016	2018 versus 2017	2017 versus 2016
REVENUE
Rental	$1,274,596	$1,166,224	$1,057,413	$108,372	$108,811
Tenant reimbursements	46,950	46,082	43,104	868	2,978
Other	6,292	3,462	2,655	2,830	807
Total revenue	$1,327,838	$1,215,768	$1,103,172	$112,070	$112,596

Rental Revenue
The increase in rental revenue in 2018 compared to 2017 is primarily attributable to:

•	The 753 properties (4.8 million square feet) we acquired in 2018, which generated $54.0 million of rent in 2018;

•	The 287 properties (7.2 million square feet) we acquired in 2017, which generated $95.7 million of rent in 2018, compared to $35.8 million in 2017, an increase of $59.9 million;

•	Same store rents generated on 4,629 properties (78.1 million square feet) during 2018 and 2017, increased by $9.5 million, or 0.9%, to $1.08 billion from $1.07 billion; and

•	A net increase in straight-line rent and other non-cash adjustments to rent of $5.7 million in 2018 as compared to 2017; partially offset by

•	A net decrease of $13.2 million relating to properties sold in 2018 and during 2017; and

•
A net decrease of $7.5 million relating to the aggregate of (i) rental revenue from properties (123 properties comprising 2.7 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for 5 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $15.9 million in 2018, compared to $23.4 million in 2017.

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

Of the 5,797 properties in the portfolio at December 31, 2018, 5,769, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,769 single-tenant properties, 5,692, or 98.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years at December 31, 2018. Of our 5,692 leased single-tenant properties, 4,952 or 87.0% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $5.9 million in 2018, $6.1 million in 2017, and $5.3 million in 2016.  Percentage rent in 2018 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2019.

Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2018, our portfolio of 5,797 properties was 98.6% leased with 80 properties available for lease, as compared to 98.4% leased, with 83 properties available for lease at December 31, 2017. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Tenant Reimbursements
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements in the years presented is primarily due to our increase in acquisitions.

Other Revenue
The increase in other revenue in the years presented was primarily related to higher proceeds from property insurance claims, condemnations and interest income from our investments in United States government money market funds.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

				Increase (Decrease)
	2018	2017	2016	2018 versus 2017	2017 versus 2016
EXPENSES
Depreciation and amortization	$539,780	$498,788	$449,943	$40,992	$48,845
Interest	266,020	247,413	219,974	18,607	27,439
General and administrative (2)	84,148	58,446	51,966	25,702	6,480
Property (excluding reimbursable)	19,376	23,398	19,761	(4,022)	3,637
Property (reimbursable)	46,950	46,082	43,104	868	2,978
Income taxes	5,340	6,044	3,262	(704)	2,782
Provisions for impairment	26,269	14,751	20,664	11,518	(5,913)
Total expenses	$987,883	$894,922	$808,674	$92,961	$86,248
Total revenue (1)	$1,280,888	$1,169,686	$1,060,068
General and administrative expenses as a percentage of total revenue (2)	5.1%	5.0%	4.9%
Property expenses net of tenant reimbursements as a percentage of total revenue	1.5%	2.0%	1.9%

(1)	Excludes tenant reimbursements revenue.

(2)
General and administrative expenses for 2018 included a one–time severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18,651 and was recorded to general and administrative expense (see our discussion of Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles, which includes a reconciliation of this amount). In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for 2018, we have excluded this one–time executive severance charge to arrive at a normalized general and administrative amount of $65,497, which was used for our calculation.

Depreciation and Amortization
The increase in depreciation and amortization in 2018 and 2017 was primarily due to the acquisition of properties in 2017 and 2018, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	2018	2017	2016
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$260,103	$237,165	$213,540
Credit facility commitment fees	2,774	2,999	3,050
Amortization of origination and deferred financing costs	8,711	7,975	7,126
Gain on interest rate swaps	(2,733)	(3,250)	(1,639)
Dividend on preferred shares subject to redemption	—	2,257	—
Amortization of net mortgage premiums	(1,520)	(466)	(3,414)
Amortization of net note (premiums) and discounts	(1,256)	884	1,470
Capital lease obligation	310	310	310
Interest capitalized	(369)	(461)	(469)
Interest expense	$266,020	$247,413	$219,974

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$6,662,952	$5,877,862	$5,081,663
Average interest rates	3.90%	3.99%	4.11%

The increases in interest expense for the years presented are primarily due to the issuances of notes in each respective year. These increases were partially offset by note redemptions in each respective year and lower outstanding debt balances on mortgages payable as a result of mortgage payoffs in 2018 and 2017.

Additionally, before we implemented hedge accounting in the fourth quarter of 2018, we adjusted the carrying value of our interest rate swaps to fair value each quarter through interest expense. Following the adoption of hedge accounting, we record this change in fair value within other comprehensive income.

At December 31, 2018, the weighted average interest rate on our:

•	Credit facility outstanding borrowings of $252.0 million was 3.2%;

•	Term loans outstanding of $570.0 million (excluding deferred financing costs of $1.4 million) was 3.3%;

•	Mortgages payable of $298.4 million (excluding net premiums totaling $4.4 million and deferred financing costs of $183,000 on these mortgages) was 5.1%;

•	Notes and bonds payable of $5.4 billion (excluding unamortized net original issuance premiums of $10.5 million and deferred financing costs of $33.7 million) was 4.0%; and

•	Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $6.5 billion was 4.0%.

In January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT.

General and Administrative Expenses
General and administrative expenses increased during 2018 primarily due to a severance charge of $18.7 million for our former CEO who departed the company in October 2018, and higher corporate–level professional fees. General and administrative expenses in both 2018 and 2017 increased due to higher compensation costs related to higher headcount. In January 2019, we had 165 employees, as compared to 152 employees in January 2018, and 146 employees in January 2017.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2018, 80 properties were available for lease, as compared to 83 at December 31, 2017 and 84 at December 31, 2016.

The 2018 decrease in property expenses (excluding reimbursable) was primarily attributable to lower bad debt expense, while the 2017 increase was the result of higher property taxes and bad debt expense.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in both 2018 and 2017 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each year.

Income Taxes
Income taxes are for city and state income and franchise taxes paid by us and our subsidiaries. These taxes from operations increased from 2017 to 2018 due to acquisitions; however, the overall tax expense decreased due to a one-time charge in 2017 that increased tax expenses at the end of 2017. The Tax Cuts & Jobs Act, passed at the end of 2017, reduced the corporate tax rate, which reduced the value of the deferred tax assets in 2017 and increased our tax expense in 2017. The increase from 2016 to 2017 was primarily due to increased activity in our taxable REIT subsidiary.

Provisions for Impairment
In 2018, we recorded total provisions for impairment of $26.3 million on six properties classified as held for sale, three properties classified as held for investment, and 35 sold properties. In 2017, we recorded total provisions for impairment of $14.8 million on one property classified as held for sale, three properties classified as held for investment, and 22 sold properties. In 2016, we recorded total provisions for impairment of $20.7 million on one property classified as held for sale and 38 sold properties.

Other Items

Gain on Sales of Real Estate
During 2018, we sold 128 properties for $142.3 million, which resulted in a gain of $24.6 million.

During 2017, we sold 59 properties for $167.0 million, which resulted in a gain of $40.9 million.

During 2016, we sold 77 properties for $90.5 million, which resulted in a gain of $22.0 million. Additionally, during 2016 we sold our former corporate headquarters building for $8.6 million.

At December 31, 2018, we classified real estate with a carrying amount of $16.6 million as held for sale on our balance sheet. In 2019, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate $75 to $100 million in yet to be identified property sales for all of 2019.  We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months at our estimated values or be able to invest the property sale proceeds in new properties.

Loss on Extinguishment of Debt
In December 2017, we completed the early redemption on all $550.0 million of outstanding 6.75% notes due August 2019, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $42.4 million loss on extinguishment of debt, which represents $0.15 on a diluted per common share basis.

Preferred Stock Dividends
We did not pay any preferred stock dividends in 2018. Preferred stock dividends totaled $3.9 million in 2017. Additionally, in April 2017, we paid a final dividend on our Class F preferred stock of $1.7 million, which was recorded to interest expense. Preferred stock dividends totaled $27.1 million in 2016.

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

Net Income Available to Common Stockholders
Net income available to common stockholders was $363.6 million in 2018, compared to $301.5 million in 2017, an increase of $62.1 million. On a diluted per common share basis, net income was $1.26 in 2018, as compared to $1.10 in 2017, an increase of $0.16, or 14.5%. Net income available to common stockholders was $288.5 million in 2016, or $1.13 on a diluted per common share basis.

Net income available to common stockholders in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share.

The calculation to determine net income available to common stockholders includes impairments and gains from the sale of properties, which can vary from period to period based on the timing and significantly impact net income available to common stockholders.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trust (NAREIT) came to the conclusion that a NAREIT-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. We have re-labeled our Adjusted EBITDA to “Adjusted EBITDAre” in order to be consistent with the NAREIT definition, other than the one-time executive severance charge described below. We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter, as earnings (net income) before (i) interest expense, including non-cash gain on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, (v) gain on sales of real estate, and (vi) executive severance charge (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by

NAREIT, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated by annualizing quarterly Adjusted EBITDAre and then dividing by our total debt per the consolidated balance sheet.

Dollars in thousands	2018	2017	2016
Net income	$85,303	$60,952	$92,724
Interest (1)	70,635	103,903	48,935
Income taxes	1,607	3,424	449
Depreciation and amortization	137,711	127,033	117,752
Executive severance charge (2)	18,651	—	—
Impairment loss	1,235	6,679	3,709
Gain on sales of real estate	(5,825)	(23,208)	(6,696)
Quarterly Adjusted EBITDAre	$309,317	$278,783	$256,873

Annualized Adjusted EBITDAre (3)	$1,237,268	$1,115,132	$1,027,492
Total Debt	$6,499,976	$6,111,471	$5,839,605
Debt/Adjusted EBITDAre	5.3	5.5	5.7

(1) Interest expense includes a loss on extinguishment of debt of $42.4 million for the year ended December 31, 2017.
(2) Reflects an $18.7 million severance charge for our former CEO upon his departure in October 2018.
(3) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

In 2018, our FFO increased by $130.6 million, or 16.9%, to $903.3 million, as compared to $772.7 million in 2017.  On a diluted per common share basis, FFO was $3.12 in 2018, as compared to $2.82 in 2017, an increase of $0.30, or 10.6%. In 2016, FFO was $735.4 million, or $2.88 on a diluted per common share basis. Our FFO in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share. Our FFO in 2017 was impacted by a loss of $42.4 million, or $0.15 per share, on extinguishment of debt upon the early redemption on all $550.0 million of our outstanding 6.75% notes due August 2019 during December 2017. FFO was also impacted by a non-cash redemption charge of $13.4 million, or $0.05 per share, upon the redemption of the 6.625% Monthly Income Class F Preferred Stock that was redeemed in April 2017. This charge is based on the excess of redemption value over the carrying value of the 6.625% Monthly Income Class F Preferred Stock that represents the original issuance cost that we paid in 2012. FFO for 2017 also includes the early redemption on all $550.0 million of our outstanding 6.75% notes due August 15, 2019, plus accrued and unpaid interest.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2018	2017	2016
Net income available to common stockholders	$363,614	$301,514	$288,491
Depreciation and amortization	539,780	498,788	449,943
Depreciation of furniture, fixtures and equipment	(650)	(557)	(747)
Provisions for impairment on investment properties	26,269	14,751	20,664
Gain on sales of investment properties	(24,643)	(40,898)	(21,979)
FFO adjustments allocable to noncontrolling interests	(1,113)	(933)	(977)
FFO available to common stockholders	$903,257	$772,665	$735,395
FFO allocable to dilutive noncontrolling interests	867	877	1,435
Diluted FFO	$904,124	$773,542	$736,830

FFO per common share:
Basic	$3.12	$2.83	$2.88
Diluted	$3.12	$2.82	$2.88
Distributions paid to common stockholders	$761,582	$689,294	$610,516
FFO available to common stockholders in excess of distributions paid to common stockholders	$141,675	$83,371	$124,879
Weighted average number of common shares used for computation per share:
Basic	289,427,430	273,465,680	255,066,500
Diluted	289,923,984	273,936,752	255,822,679

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

In 2018, our AFFO increased by $86.0 million, or 10.3%, to $924.6 million, as compared to $838.6 million in 2017. On a diluted per common share basis, AFFO was $3.19 in 2018, as compared to $3.06 in 2017, an increase of $0.13, or 4.2%. In 2016, AFFO was $736.4 million, or $2.88 on a diluted per common share basis. We consider AFFO to be an appropriate supplemental measure of our performance. Most companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2018	2017	2016
Net income available to common stockholders	$363,614	$301,514	$288,491
Cumulative adjustments to calculate FFO (1)	539,643	471,151	446,904
FFO available to common stockholders	903,257	772,665	735,395
Executive severance charge (2)	18,651	—	—
Loss on extinguishment of debt	—	42,426	—
Excess of redemption value over carrying value of Class F preferred share redemption	—	13,373	—
Amortization of share-based compensation	15,470	13,946	12,007
Amortization of deferred financing costs (3)	3,991	5,326	5,352
Amortization of net mortgage premiums	(1,520)	(466)	(3,414)
Gain on interest rate swaps	(2,733)	(3,250)	(1,639)
Leasing costs and commissions	(3,907)	(1,575)	(797)
Recurring capital expenditures	(1,084)	(912)	(679)
Straight-line rent	(24,687)	(17,191)	(19,451)
Amortization of above and below-market leases	16,852	14,013	9,297
Other adjustments (4)	268	283	303
Total AFFO available to common stockholders	$924,558	$838,638	$736,374
AFFO allocable to dilutive noncontrolling interests	901	1,178	1,455
Diluted AFFO	$925,459	$839,816	$737,829
AFFO per common share
Basic	$3.19	$3.07	$2.89
Diluted	$3.19	$3.06	$2.88
Distributions paid to common stockholders	$761,582	$689,294	$610,516
AFFO available to common stockholders in excess of distributions paid to common stockholders	$162,976	$149,344	$125,858
Weighted average number of common shares used for computation per share:
Basic	289,427,430	273,465,680	255,066,500
Diluted	289,923,984	274,024,934	255,822,679
(1) See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”
(2) The executive severance charge represents the incremental costs incurred upon our former CEO's departure in October 2018 per the reconciliation below:

Cash	$9,817
Stock compensation	17,902
Professional fees	574
Total value of severance	28,293
Amount accrued for CEO compensation prior to separation	(9,642)
Incremental severance	$18,651

(3)  Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our term loans.  The deferred financing costs are being amortized over the lives of the respective mortgages and term loans.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(4)  Includes adjustments allocable to both non-controlling interests and capital lease obligations.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2018. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2019	$4.7	5.61%	$86.0	3.58%
2020	332.4	3.21	—	—
2021	317.0	5.73	—	—
2022	1,059.7	3.43	—	—
2023	756.7	4.65	252.0	3.11
Thereafter	3,711.9	4.00	—	—
Totals (1)	$6,182.4	4.03%	$338.0	3.23%
Fair Value (2)	$6,219.7		$338.0
(1)  Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At December 31, 2018, the unamortized balance of net premiums on mortgages payable is $4.4 million, the unamortized balance of net original issuance premiums on notes payable is $10.5 million, and the balance of deferred financing costs on mortgages payable is $183,000, on notes payable is $33.7 million, and on term loans is $1.4 million.
(2)   We base the estimated fair value of the fixed rate senior notes and bonds at December 31, 2018 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2018 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at December 31, 2018.

The table incorporates only those exposures that exist as of December 31, 2018. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two mortgages with principal balances totaling $23.3 million at December 31, 2018 have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $16.0 million at December 31, 2018. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.  Based on our credit facility balance of $252.0 million at December 31, 2018, a 1% change in interest rates would change our interest rate costs by $2.5 million per year.

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2018 and 2017

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2018, 2017 and 2016

D.	Consolidated Statements of Equity, Years ended December 31, 2018, 2017 and 2016

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2018, 2017 and 2016

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2018 and 2017

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Realty Income Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

(signed) KPMG LLP

San Diego, California
February 21, 2019

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

(dollars in thousands, except per share data)

	2018	2017
ASSETS
Real estate, at cost:
Land	$4,682,660	$4,080,400
Buildings and improvements	11,858,806	10,936,069
Total real estate, at cost	16,541,466	15,016,469
Less accumulated depreciation and amortization	(2,714,534)	(2,346,644)
Net real estate held for investment	13,826,932	12,669,825
Real estate held for sale, net	16,585	6,674
Net real estate	13,843,517	12,676,499
Cash and cash equivalents	10,387	6,898
Accounts receivable, net	144,991	119,533
Lease intangible assets, net	1,199,597	1,194,930
Goodwill	14,630	14,970
Other assets, net	47,361	45,336
Total assets	$15,260,483	$14,058,166

LIABILITIES AND EQUITY
Distributions payable	$67,789	$60,799
Accounts payable and accrued expenses	133,765	109,523
Lease intangible liabilities, net	310,866	268,796
Other liabilities	127,109	116,869
Line of credit payable	252,000	110,000
Term loans, net	568,610	445,286
Mortgages payable, net	302,569	325,941
Notes payable, net	5,376,797	5,230,244
Total liabilities	7,139,505	6,667,458

Commitments and contingencies

Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 303,742,090 shares issued and outstanding as of December 31, 2018 and 284,213,685 shares issued and outstanding as of December 31, 2017	10,754,495	9,624,264
Distributions in excess of net income	(2,657,655)	(2,252,763)
Accumulated other comprehensive loss	(8,098)	—
Total stockholders’ equity	8,088,742	7,371,501
Noncontrolling interests	32,236	19,207
Total equity	8,120,978	7,390,708
Total liabilities and equity	$15,260,483	$14,058,166

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except per share data)

	2018	2017	2016
REVENUE
Rental	$1,274,596	$1,166,224	$1,057,413
Tenant reimbursements	46,950	46,082	43,104
Other	6,292	3,462	2,655
Total revenue	1,327,838	1,215,768	1,103,172

EXPENSES
Depreciation and amortization	539,780	498,788	449,943
Interest	266,020	247,413	219,974
General and administrative	84,148	58,446	51,966
Property (including reimbursable)	66,326	69,480	62,865
Income taxes	5,340	6,044	3,262
Provisions for impairment	26,269	14,751	20,664
Total expenses	987,883	894,922	808,674
Gain on sales of real estate	24,643	40,898	21,979
Loss on extinguishment of debt	—	(42,426)	—
Net income	364,598	319,318	316,477
Net income attributable to noncontrolling interests	(984)	(520)	(906)
Net income attributable to the Company	363,614	318,798	315,571
Preferred stock dividends	—	(3,911)	(27,080)
Excess of redemption value over carrying value of preferred shares redeemed	—	(13,373)	—
Net income available to common stockholders	$363,614	$301,514	$288,491

Amounts available to common stockholders per common share:
Net income, basic and diluted	$1.26	$1.10	$1.13

Weighted average common shares outstanding:
Basic	289,427,430	273,465,680	255,066,500
Diluted	289,923,984	273,936,752	255,624,250

Other comprehensive income:
Net income attributable to the Company	$363,614	$318,798	$315,571
Change in fair value of interest rate swaps	(8,618)	—	$—
Amortization of interest rate swaps	520	—	—
Comprehensive income attributable to the Company	$355,516	$318,798	$315,571

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	Shares of preferred stock	Shares of common stock	Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2015	16,350,000	250,416,757	$395,378	$7,666,428	$(1,530,210)	$—	$6,531,596	$21,737	$6,553,333
Net income	—	—	—	—	315,571	—	315,571	906	316,477
Distributions paid and payable	—	—	—	—	(642,529)	—	(642,529)	(12,682)	(655,211)
Share issuances, net of costs	—	9,449,167	—	557,636	—	—	557,636	—	557,636
Contributions by noncontrolling interests	—	—	—	—	—	—	—	15,906	15,906
Redemption of common units	—	103,182	—	(2,865)	—	—	(2,865)	(6,161)	(9,026)
Reallocation of equity	—	—	—	(543)	—	—	(543)	543	—
Share-based compensation, net	—	199,153	—	7,938	—	—	7,938	—	$7,938
Balance, December 31, 2016	16,350,000	260,168,259	$395,378	$8,228,594	$(1,857,168)	$—	$6,766,804	$20,249	$6,787,053
Net income	—	—	—	—	318,798	—	318,798	520	319,318
Distributions paid and payable	—	—	—	—	(701,020)	—	(701,020)	(2,047)	(703,067)
Share issuances, net of costs	—	23,957,741	—	1,388,080	—	—	1,388,080	—	1,388,080
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	—
Preferred shares redeemed	(16,350,000)	—	(395,378)	—	(13,373)	—	(408,751)	—	(408,751)
Reallocation of equity	—	—	—	(485)	—	—	(485)	485	—
Share-based compensation, net	—	87,685	—	8,075	—	—	8,075	—	$8,075
Balance, December 31, 2017	—	284,213,685	$—	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	—	—	363,614	—	363,614	984	364,598
Other comprehensive loss	—	—	—	—	—	(8,098)	(8,098)	—	(8,098)
Distributions paid and payable	—	—	—	—	(768,506)	—	(768,506)	(1,996)	(770,502)
Share issuances, net of costs	—	19,304,878	—	1,119,297	—		1,119,297	—	1,119,297
Contributions by noncontrolling interests	—	—	—	—	—	—	—	18,848	18,848
Redemption of common units	—	88,182	—	2,829	—	—	2,829	(5,581)	(2,752)
Reallocation of equity	—	—	—	(774)	—	—	(774)	774	—
Share-based compensation, net	—	135,345	—	8,879	—	—	8,879	—	$8,879
Balance, December 31, 2018	—	303,742,090	$—	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$364,598	$319,318	$316,477
Adjustments to net income:
Depreciation and amortization	539,780	498,788	449,943
Loss on extinguishment of debt	—	42,426	—
Amortization of share-based compensation	27,267	13,946	12,007
Non-cash revenue adjustments	(7,835)	(3,927)	(10,154)
Amortization of net premiums on mortgages payable	(1,520)	(466)	(3,414)
Amortization of net (premiums) discounts on notes payable	(1,256)	884	1,470
Amortization of deferred financing costs	9,021	8,274	7,434
Gain on interest rate swaps	(2,733)	(3,250)	(1,639)
Gain on sales of real estate	(24,643)	(40,898)	(21,979)
Provisions for impairment on real estate	26,269	14,751	20,664
Change in assets and liabilities
Accounts receivable and other assets	(6,901)	(92)	(5,414)
Accounts payable, accrued expenses and other liabilities	18,695	26,096	34,468
Net cash provided by operating activities	940,742	875,850	799,863
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,769,335)	(1,413,270)	(1,798,892)
Improvements to real estate, including leasing costs	(25,350)	(15,247)	(13,426)
Proceeds from sales of real estate	142,286	166,976	99,096
Insurance and other proceeds received	7,648	14,411	—
Collection of loans receivable	5,267	123	12,515
Non-refundable escrow deposits for pending acquisitions	(200)	(7,500)	—
Net cash used in investing activities	(1,639,684)	(1,254,507)	(1,700,707)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(761,582)	(689,294)	(610,516)
Cash dividends to preferred stockholders	—	(6,168)	(27,080)
Borrowings on line of credit	1,774,000	1,465,000	3,879,000
Payments on line of credit	(1,632,000)	(2,475,000)	(2,997,000)
Principal payment on term loan	(125,866)	—	—
Proceeds from notes and bonds payable issued	497,500	2,033,041	592,026
Principal payment on notes payable	(350,000)	(725,000)	(275,000)
Proceeds from term loan	250,000	—	—
Proceeds from mortgages payable	—	—	9,963
Payments upon extinguishment of debt	—	(41,643)	—
Principal payments on mortgages payable	(21,905)	(139,725)	(231,743)
Redemption of preferred stock	—	(408,750)	—
Proceeds from common stock offerings, net	—	704,938	383,572
Proceeds from dividend reinvestment and stock purchase plan	9,114	69,931	10,252
Proceeds from At-the-Market (ATM) program	1,125,364	621,697	166,781
Redemption of common units	(2,752)	—	(9,026)
Distributions to noncontrolling interests	(1,930)	(2,043)	(12,725)
Debt issuance costs	(18,685)	(17,510)	(5,274)
Other items, including shares withheld upon vesting	(33,387)	(14,356)	(7,038)
Net cash provided by financing activities	707,871	375,118	866,192
Net increase (decrease) in cash, cash equivalents and restricted cash	8,929	(3,539)	(34,652)
Cash, cash equivalents and restricted cash, beginning of period	12,142	15,681	50,333
Cash, cash equivalents and restricted cash, end of period	$21,071	$12,142	$15,681
 For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

1.                           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2018, we owned 5,797 properties, located in 49 states and Puerto Rico, containing over 93.3 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.                  Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

Federal Income Taxes. We have elected to be taxed as a REIT, as defined above, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes.

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

	2018	2017	2016
Weighted average shares used for the basic net income per share computation	289,427,430	273,465,680	255,066,500
Incremental shares from share-based compensation	179,532	154,050	240,728
Weighted average partnership common units convertible to common shares that were dilutive	317,022	317,022	317,022
Weighted average shares used for diluted net income per share computation	289,923,984	273,936,752	255,624,250
Unvested shares from share-based compensation that were anti-dilutive	13,148	32,205	475
Weighted average partnership common units convertible to common shares that were anti-dilutive	297,576	88,182	198,429

Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements.  Contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred.

Other revenue, which comprises property-related revenue not included in rental revenue or tenant reimbursements, was $6.3 million in 2018, $3.5 million in 2017 and $2.7 million in 2016.

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

Gain on Sales of Properties. When real estate is sold, the related net book value of the applicable assets is removed and a gain from the sale is recognized in our consolidated statements of income and comprehensive income. We record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.

Allocation of the Purchase Price of Real Estate Acquisitions. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: (1) market conditions, (2) industry that the tenant operates in, (3) characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, (4) tenant credit profile, (5) store profitability and the importance of the location of the real estate to the operations of the tenant’s business, and/or (6) real estate valuations, prepared internally by our real estate research department or, in certain circumstances, by an independent valuation firm. Our methodologies for measuring fair value related to the allocation of the purchase price of real estate acquisitions include both observable market data (and thus should be categorized as level 2 on the Financial Accounting Standards Board, or FASB’s, three-level valuation hierarchy) and unobservable inputs that reflect our own internal assumptions and calculations (and thus should be categorized as level 3 on FASB’s three-level valuation hierarchy).

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

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are recorded to revenue or expense as appropriate.

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

Seventeen properties were classified as held for sale at December 31, 2018.  We do not depreciate properties that are classified as held for sale.

In 2018, we recorded total provisions for impairment of $26.3 million on six properties classified as held for sale, three properties classified as held for investment, and 35 sold properties. In 2017, we recorded total provisions for impairment of $14.8 million on one property classified as held for sale, three properties classified as held for investment, and 22 sold properties. In 2016, we recorded total provisions for impairment of $20.7 million on one property classified as held for sale and 38 sold properties.

Goodwill. We assign a portion of our goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired. Based on our analysis of goodwill during the second quarters of 2018, 2017 and 2016, we determined, that the fair values of our reporting units were not more likely than not to be less than their respective carrying amounts and no impairment was recorded on our existing goodwill during 2018, 2017 and 2016.

Equity Offering Costs.  Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in-capital on our consolidated balance sheets.

Noncontrolling Interests.  Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity.  Noncontrolling interests acquired prior to our adoption of ASU 2017-1, were recorded initially at fair value based on the price of the applicable units issued or contributions made, and subsequently adjusted each period for distributions, additional contributions and the allocation of net income attributable to the noncontrolling interests. Noncontrolling interests issued or assumed subsequent to our adoption of ASU 2017-01 on October 1, 2017, were recorded based on the proportional share of equity in the entity.

Derivative and Hedging Activities. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2018 we had three interest rate swaps in place, including one on each of our $250.0 million unsecured term loans and the third on an assumed mortgage loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. In October 2018, we designated these three interest rate swaps as hedges and adopted hedge accounting treatment in accordance with Topic 815, "Derivatives and Hedging." From the adoption date through the end of 2018, the effective portion of gains or losses on our interest rate swaps were recorded in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2018, instead of through interest expense on our consolidated statements of income and comprehensive income.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-9, Revenue from Contracts with Customers.  This ASU, as amended by ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU, which is effective for interim and annual periods beginning after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. We adopted this standard effective as of January 1, 2018 and utilized the cumulative effect transition method of adoption. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-2 (Topic 842, Leases), which amended Topic 840, Leases.  Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. Upon adoption, we will recognize lease obligations for ground leases with a corresponding right of use asset. We expect our right of use asset to be approximately 1% percent of our total assets upon adoption. The amendments included in this topic are effective, for interim and annual periods beginning after December 15, 2018. We adopted this standard when it becomes effective as of January 1, 2019, and we elected the practical expedients available for implementation under the standard.

In August 2017, the FASB issued ASU 2017-12, which amended Topic 815, Derivatives and Hedging. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We early adopted this standard effective as of October 24, 2018, and it did not have a material impact on our consolidated financial statements.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

	December 31,	December 31,
A. Lease intangible assets, net, consist of the following at:	2018	2017
In-place leases	$1,321,979	$1,272,897
Accumulated amortization of in-place leases	(546,573)	(444,221)
Above-market leases	583,109	487,933
Accumulated amortization of above-market leases	(158,918)	(121,679)
	$1,199,597	$1,194,930

	December 31,	December 31,
B. Other assets, net, consist of the following at:	2018	2017
Prepaid expenses	$14,695	$12,851
Credit facility origination costs	14,248	4,366
Impounds related to mortgages payable	9,555	4,565
Corporate assets, net	5,681	6,074
Restricted escrow deposits	1,129	679
Non-refundable escrow deposits for pending acquisitions	200	7,500
Notes receivable issued in connection with property sales	—	5,267
Receivable for property rebuilds	—	3,919
Other items	1,853	115
	$47,361	$45,336

	December 31,	December 31,
C. Distributions payable consist of the following declared distributions at:	2018	2017
Common stock distributions	$67,636	$60,713
Noncontrolling interests distributions	153	86
	$67,789	$60,799

	December 31,	December 31,
D. Accounts payable and accrued expenses consist of the following at:	2018	2017
Notes payable - interest payable	$73,094	$64,058
Property taxes payable	14,511	11,718
Mortgages, term loans, credit line - interest payable and interest rate swaps	8,597	2,360
Accrued costs on properties under development	8,137	2,681
Other items	29,426	28,706
	$133,765	$109,523

	December 31,	December 31,
E. Lease intangible liabilities, net, consist of the following at:	2018	2017
Below-market leases	$404,938	$340,906
Accumulated amortization of below-market leases	(94,072)	(72,110)
	$310,866	$268,796

	December 31,	December 31,
F. Other liabilities consist of the following at:	2018	2017
Rent received in advance and other deferred revenue	$115,380	$105,284
Security deposits	6,093	6,259
Capital lease obligations	5,636	5,326
	$127,109	$116,869

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during 2018 and 2017
During 2018, we invested $1.8 billion in 764 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.4%. The 764 new properties and properties under development or expansion are located in 39 states, will contain approximately 5.2 million leasable square feet, and are 100% leased with a weighted average lease term of 14.8 years. The tenants occupying the new properties operate in 21 industries and the property types consist of 96.3% retail and 3.7% industrial, based on rental revenue. None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at December 31, 2018.

The $1.8 billion invested during 2018 was allocated as follows: $657.9 million to land, $1.0 billion to buildings and improvements, $135.2 million to intangible assets related to leases, and $35.8 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2018 generated total revenues of $57.3 million and net income of $30.9 million during the year ended December 31, 2018.

In comparison, during 2017, we invested $1.52 billion in 303 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.4%. The 303 new properties and properties under development or expansion were located in 40 states, contained approximately 7.8 million leasable square feet, and were 100% leased with a weighted average lease term of 14.4 years. The tenants occupying the new properties operated in 23 industries and the property types consisted of 94.5% retail and 5.5% industrial, based on rental revenue.

The $1.52 billion invested during 2017 was allocated as follows: $365.0 million to land, $955.2 million to buildings and improvements, $246.3 million to intangible assets related to leases, and $47.0 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2017 generated total revenues of $37.1 million and net income of $17.9 million during the year ended December 31, 2017.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $1.8 billion we invested during 2018, $80.3 million was invested in 14 properties under development or expansion with an initial weighted average contractual lease rate of 6.9%. Of the $1.52 billion we invested during 2017, $21.2 million was invested in 17 properties under development or expansion with an initial weighted average contractual lease rate of 6.9%.

B.           Investments in Existing Properties
During 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures and $12.9 million for non-recurring building improvements. In comparison, during 2017, we capitalized costs of $12.7 million on existing properties in our portfolio, consisting of $1.6 million for re-leasing costs, $912,000 for recurring capital expenditures and $10.2 million for non-recurring building improvements.
C.          Properties with Existing Leases
Of the $1.8 billion we invested during 2018, approximately $425.5 million was used to acquire 205 properties with existing leases.  In comparison, of the $1.52 billion we invested during 2017, approximately $1.1 billion was used to acquire 178 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for 2018, 2017, and 2016 were $106.6 million, $104.8 million, and $94.0 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2018, 2017, and 2016 were $16.9 million, $14.0 million, and $9.3 million, respectively.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2018 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2019	$(17,550)	$99,057
2020	(16,820)	93,337
2021	(15,622)	85,174
2022	(13,918)	73,577
2023	(12,504)	63,422
Thereafter	(36,911)	360,839
Totals	$(113,325)	$775,406

5.                           Credit Facility

In October 2018, we entered into a new $3.25 billion unsecured credit facility to replace our previous $2.25 billion unsecured credit facility, of which $2.0 billion was due to expire in June 2019. This new credit facility includes a $3.0 billion unsecured revolving credit facility and a new $250.0 million unsecured term loan due March 2024. The new revolving credit facility, or our revolving credit facility, matures in March 2023 and includes two six–month extensions. Our revolving credit facility also has a $1.0 billion expansion feature. Under our revolving credit facility, our investment grade credit ratings as of December 31, 2018 provide for financing at LIBOR plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings were to change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2018, credit facility origination costs of $14.2 million are included in other assets, net on our consolidated balance sheet. This balance includes $12.9 million of new credit facility origination costs incurred during 2018 as a result of entering into our new revolving credit facility. These costs are being amortized over the remaining term of our revolving credit facility.

At December 31, 2018, we had a borrowing capacity of $2.75 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $252.0 million, as compared to an outstanding balance of $110.0 million at December 31, 2017.

The weighted average interest rate on outstanding borrowings under our revolving credit facility was 2.9% during 2018 and 2.0% during 2017. At December 31, 2018 and 2017, the weighted average interest rate on borrowings outstanding was 3.2% and 4.5%, respectively.  Our credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2018, we were in compliance with the covenants on our credit facility.

6.       Term Loans

In October 2018, in conjunction with our revolving credit facility, we entered into a new $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.

In December 2017, in conjunction with the acquisition of a portfolio of properties, we entered into a $125.9 million promissory note, which was paid in full at maturity in January 2018. Borrowings under this note bore interest at 1.52%.

In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was born at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan (see note 21).
Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020, $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 and $410,000 incurred in conjunction with the $70.0 million term loan are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $1.4 million at December 31, 2018 and $580,000 at December 31, 2017, is included within term loans, net on our consolidated balance sheets.

7.       Mortgages Payable

During 2018, we made $21.9 million in principal payments, including the repayment of two mortgages in full for $17.0 million. During 2017, we made $139.7 million in principal payments, including the repayment of eight mortgages in full for $133.5 million. No mortgages were assumed during 2018 or 2017. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2018, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $183,000 at December 31, 2018 and $236,000 at December 31, 2017. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2018 and 2017, respectively (dollars in thousands):

As Of	Number of Properties(1)	Weighted Average Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Finance Costs Balance, net	Mortgage Payable Balance
12/31/2018	60	5.1%	4.6%	3.2	$298,377	$4,192	$302,569
12/31/2017	62	5.0%	4.4%	4.0	$320,283	$5,658	$325,941

(1) At December 31, 2018, there were 26 mortgages on 60 properties, while at December 31, 2017, there were 28 mortgages on 62 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for two mortgages on two properties with a principal balance totaling $23.3 million at December 31, 2018, and three mortgages on three properties with a principal balance totaling $29.9 million at December 31, 2017. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $16.0 million at December 31, 2018 and $22.4 million at December 31, 2017.
(2) Stated interest rates ranged from 3.8% to 6.9% at December 31, 2018, while stated interest rates ranged from 3.4% to 6.9% at December 31, 2017.
(3) Effective interest rates ranged from 1.1% to 7.7% at December 31, 2018, while effective interest rates ranged from 2.6% to 5.5% at December 31, 2017.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $4.4 million and deferred financing costs of $183,000, as of December 31, 2018 (dollars in millions):

Year of Maturity	Principal
2019	$20.7
2020	82.4
2021	67.0
2022	109.7
2023	6.7
Thereafter	11.9
Totals	$298.4

8.       Notes Payable

A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	December 31, 2018	December 31, 2017
2.000% notes, issued in October 2012 and due in January 2018	$—	$350
5.750% notes, issued in June 2010 and due in January 2021	250	250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued April 2018 and due in April 2025	500	—
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	5,400	5,250
Unamortized net original issuance premiums and deferred financing costs	(23)	(20)
	$5,377	$5,230

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2018, excluding unamortized net original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
2023	750
Thereafter	3,450
Totals	$5,400

As of December 31, 2018, the weighted average interest rate on our notes and bonds payable was 4.0% and the weighted average remaining years until maturity was 8.7 years.

Interest incurred on all of the notes and bonds was $213.8 million for 2018, $197.1 million for 2017 and $171.5 million for 2016. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2018, we were in compliance with these covenants.

B. Note Issuances
During the three year period ended December 31, 2018 we issued the following notes and bonds (dollars in millions):

2018 Issuances	Date of Issuance	Maturity date	Principal amount issued	Public offering price	Effective yield to maturity
3.875% notes	April 2018	April 2025	$500	99.50%	3.96%

2017 Issuances
4.125% notes	March 2017	October 2026 (1)	$400	102.98%	3.75%
4.650% notes	March 2017	March 2047	$300	99.97%	4.65%
3.250% notes	December 2017	October 2022 (2)	$500	101.77%	2.84%
3.650% notes	December 2017	January 2028	$550	99.78%	3.68%
4.650% notes	December 2017	March 2047 (3)	$250	105.43%	4.32%

2016 Issuances
3.000% notes	October 2016	January 2027	$600	98.67%	3.15%
(1)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2026 issued in September 2014.
(2)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2022 issued in October 2012.
(3)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2047 issued in March 2017.

The net proceeds of approximately $493.1 million from the April 2018 note offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
The net proceeds of $1.3 billion from the December 2017 note offerings were used to redeem all $550.0 million aggregate principal amount of our outstanding 2019 notes, including accrued and unpaid interest, and to repay borrowings outstanding under our revolving credit facility and, to the extent not used for those purposes, to fund the development and acquisitions of additional properties and for other general corporate purposes. The net proceeds of $705.2 million from the March 2017 note offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities and for other general corporate purposes.

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

In September 2017, we repaid our $175.0 million of outstanding 5.375% notes, plus accrued and unpaid interest upon maturity.

In September 2016, we repaid all $275.0 million of outstanding 5.950% notes, plus accrued and unpaid interest upon maturity.

9.       Issuances of Common Stock

A.   Issuance of Common Stock in an Overnight Offering
We did not issue any shares in an overnight offering in 2018. In March 2017, we issued 11,850,000 shares of common stock in an overnight offering.  After underwriting discounts and other offering costs of $29.8 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

In May 2016, we issued 6,500,000 shares of common stock in an overnight offering.  After underwriting discounts and other offering costs of $12.1 million, the net proceeds of $383.6 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued.  During 2018, we issued 166,268 shares and raised approximately $9.1 million under our DRSPP.  During 2017, we issued 1,193,653 shares and raised approximately $69.9 million under our DRSPP.  From the inception of our DRSPP through December 31, 2018, we have issued 14,229,810 shares and raised $670.9 million.

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2018. During 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for 2017 noted in the preceding paragraph.

C.           At-the-Market (ATM) Programs
In November 2018, following the issuance and sale of 25,038,145 shares under our prior ATM equity distribution plans, or our prior ATM programs, we established a new ATM equity distribution plan, or our new ATM program, pursuant to which up to 28,961,855 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During 2018, we issued 19,138,610 shares and raised gross proceeds of $1.1 billion under our new and prior ATM programs. During 2017, we issued 10,914,088 shares and raised gross proceeds of $621.7 million under our prior ATM programs. From the inception of our new and prior ATM programs through December 31, 2018, we have issued 33,546,139 shares authorized by our ATM programs and raised $2.0 billion. At December 31, 2018, we had 20,453,861 shares remaining for future issuance under our new ATM program.

10.       Redemption of Preferred Stock

We issued an irrevocable notice of redemption with respect to our 6.625% Monthly Income Class F Preferred Stock, or the Class F preferred stock, in March 2017, and, as a result, we incurred a non–cash charge of $13.4 million for 2017, representing the Class F preferred stock original issuance costs that we paid in 2012.

11.     Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition. As of December 31, 2018, we and our subsidiaries hold a 99.4% interest in Tau Operating Partnership, and consolidate the entity. In January 2019, we redeemed all 317,022 remaining common units of Tau Operating Partnership, and paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT (see note 21). Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership and continue to consolidate the entity.

In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in 2018, we completed the acquisition of an additional portfolio of properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P. as consideration for the acquisitions. At December 31, 2018, the remaining units from this issuance represent a 1.5% ownership in Realty Income, L.P.  We hold the remaining 98.5% interests in this entity and consolidate the entity.

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

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two entities. We are the managing member of these entities, and possess the ability to control the business and manage the affairs of these entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. At December 31, 2018, we and our subsidiaries held 95% and 100% interests, respectively, and fully consolidated these entities in our consolidated financial statements.

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2018 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2016	$13,405	$2,216	$4,628	$20,249
Reallocation of equity	492	(26)	19	485
Distributions	(804)	(224)	(1,019)	(2,047)
Allocation of net income	229	194	97	520
Carrying value at December 31, 2017	$13,322	$2,160	$3,725	$19,207
Reallocation of equity	572	(43)	245	774
Redemptions	—	(2,829)	(2,752)	(5,581)
Shares issued in conjunction with acquisition	—	18,848	—	18,848
Distributions	(837)	(842)	(317)	(1,996)
Allocation of net income	299	618	67	984
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236

(1)   317,022 Tau Operating Partnership units were issued on January 22, 2013 and remained outstanding as of December 31, 2018 and December 31, 2017. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership units (see 21).
(2)  534,546 Realty Income L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018 and 131,790 units were issued on April 30, 2018. 373,797 and 88,182 remained outstanding as of December 31, 2018 and 2017, respectively.

Both Tau Operating Partnership and Realty Income, L.P. and the entity acquired during 2016 are considered variable interest entities, or VIEs, in which we are deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Net real estate	$2,903,093	$2,936,397
Total assets	3,259,495	3,342,443
Total debt	191,565	210,384
Total liabilities	320,800	313,295

12.     Distributions Paid and Payable

A.            Common Stock
We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for 2018, 2017 and 2016:

Month	2018	2017	2016
January	$0.2125	$0.2025	$0.1910
February	0.2190	0.2105	0.1985
March	0.2190	0.2105	0.1985
April	0.2195	0.2110	0.1990
May	0.2195	0.2110	0.1990
June	0.2195	0.2110	0.1990
July	0.2200	0.2115	0.1995
August	0.2200	0.2115	0.1995
September	0.2200	0.2115	0.2015
October	0.2205	0.2120	0.2020
November	0.2205	0.2120	0.2020
December	0.2205	0.2120	0.2020
Total	$2.6305	$2.5270	$2.3915

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2018	2017	2016
Ordinary income	$2.0269173	$1.9402085	$1.8771975
Nontaxable distributions	0.6035827	0.5478464	0.5143025
Total capital gain distribution	—	0.0389451	—
Totals	$2.6305000	$2.5270000	$2.3915000

At December 31, 2018, a distribution of $0.2210 per common share was payable and was paid in January 2019. At December 31, 2017, a distribution of $0.2125 per common share was payable and was paid in January 2018.

B.      Class F Preferred Stock
In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first three months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense. For 2017, dividends per share of $0.5073368 were characterized as ordinary income and dividends per share of $0.0079412 were characterized as total capital gain distribution for federal income tax purposes. During 2016, we paid twelve monthly dividends to holders of our Class F preferred stock totaling $1.656252 per share, or $27.1 million, which were characterized as ordinary income for federal income tax purposes.

13.     Operating Leases

A.      At December 31, 2018, we owned 5,797 properties in 49 states and Puerto Rico. Of the 5,797 properties, 5,769, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2018, 80 properties were available for lease or sale.

Substantially all leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) was $5.9 million for 2018, $6.1 million for 2017 and $5.3 million for 2016.

At December 31, 2018, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2019	$1,299,039
2020	1,259,394
2021	1,209,227
2022	1,139,536
2023	1,056,323
Thereafter	6,682,393
Total	$12,645,912

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2018, 2017 or 2016.

14.     Gain on Sales of Real Estate

During 2018, we sold 128 properties for $142.3 million, which resulted in a gain of $24.6 million.

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

		Estimated fair
At December 31, 2018	Carrying value	value
Mortgages payable assumed in connection with acquisitions (1)	$298.4	$305.7
Notes and bonds payable (2)	5,400.0	5,430.0

		Estimated fair
At December 31, 2017	Carrying value	value
Notes receivable issued in connection with property sales	$5.3	$5.3
Mortgages payable assumed in connection with acquisitions (1)	320.3	334.2
Notes and bonds payable (2)	5,250.0	5,475.3

(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $4.4 million at December 31, 2018, and $5.9 million at December 31, 2017. Also excludes deferred financing costs of $183,000 at December 31, 2018, and $236,000 at December 31, 2017.
(2) Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $10.5 million at December 31, 2018, and $14.3 million at December 31, 2017. Also excludes deferred financing costs of $33.7 million at December 31, 2018 and $34.1 million at December 31, 2017.

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

We record interest rate swaps on the consolidated balance sheet at fair value. Prior to our adoption of hedge accounting during October 2018 (see note 2), the change in fair value of interest rate swaps was recognized through interest expense. Following adoption, changes to fair value are recorded to accumulated other comprehensive income, or AOCI. At December 31, 2018 and 2017, interest rate swaps in a liability position valued at $7.0 million and $0.5 million, respectively, were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $3.0 million and $1.7 million, respectively, were included in other assets, net on the consolidated balance sheet. The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves. Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.

Unrealized gains and losses in AOCI are reclassified to interest expense when the related hedged items are recognized. During 2018, we reclassified $0.5 million from AOCI into interest expense. We expect to reclassify $2.8 million from AOCI into interest expense within the next twelve months.

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $251.5 million in 2018, $240.4 million in 2017, and $214.3 million in 2016.

Interest capitalized to properties under development was $369,000 in 2018, $461,000 in 2017, and $469,000 in 2016.

Cash paid for income taxes was $4.7 million in 2018, $3.8 million in 2017, and $3.6 million in 2016.

The following non-cash activities are included in the accompanying consolidated financial statements:

A.     During 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.

B. During 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account. These funds were included in other assets, net, at December 31, 2017.

C. During 2017, we completed the acquisition of a portfolio of properties by entering into a note payable in the amount of $125.9 million with the seller, maturing in January 2018. This note was paid in full at maturity.

D. During 2016, we assumed mortgages payable to third-party lenders of $44.1 million and recorded a premium of $692,000.

E. During 2016, consolidated joint venture members made real estate contributions of $15.9 million, net of contributed mortgages payable included in the figures disclosed above in note 16.D.

F. Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $5.5 million at December 31, 2018.

Per the requirements of ASU 2016-18, which amends Topic 230, Statement of Cash Flows: Restricted Cash, the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents shown in the consolidated balance sheets	$10,387	$6,898
Impounds related to mortgages payable (1)	9,555	4,565
Restricted escrow deposits (1)	1,129	679
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,071	$12,142
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $27.3 million during 2018 (including $11.8 million of accelerated equity awards for our former CEO upon his departure from the company), $13.9 million during 2017, and $12.0 million during 2016.

In October 2018, John P. Case departed as our Chief Executive Officer (CEO) and resigned as a member of our Board of Directors. In connection with his departure, we entered into a severance agreement with Mr. Case. Pursuant to the terms of this severance agreement, Mr. Case received a severance payment, which included both cash and stock compensation components. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, which was recognized in general and administrative expense on our 2018 consolidated statement of income and comprehensive income, and which represents the incremental costs incurred per the reconciliation below (dollars in thousands):

Cash	$9,817
Stock compensation	17,902
Professional fees	574
Total value of severance	28,293
Amount accrued for CEO compensation prior to separation	(9,642)
Incremental severance	$18,651

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan.

	2018		2017		2016
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	475,768	$52.32	513,523	$48.33	456,282	$30.46
Shares granted	183,952	$52.21	149,264	$59.21	260,171	$54.14
Shares vested	(310,706)	$51.05	(183,381)	$46.65	(200,066)	$43.26
Shares forfeited	(41,193)	$53.06	(3,638)	$56.57	(2,864)	$48.15
Outstanding nonvested shares, end of each period	307,821	$53.44	475,768	$52.32	513,523	$48.33
(1) Grant date fair value.
The vesting schedule for shares granted to non-employee directors is as follows:

•	For directors with less than six years of service at the date of grant, shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted;

•	For directors with six years of service at the date of grant, shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted;

•	For directors with seven years of service at the date of grant, shares are 100% vested on the first anniversary of the date the shares of stock are granted; and

•	For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

During May 2018, we granted 28,000 shares of common stock to the independent members of our Board of Directors, of which 20,000 shares vested immediately, 4,000 shares vest in equal parts over a three-year service period, and 4,000 shares vest in equal parts over a two-year service period. In addition, in July 2018, we granted 8,000 shares of common stock to our two newly appointed independent directors of our Board of Directors, which vest in equal parts over a three-year service period.
Shares granted to employees typically vest annually in equal parts over a four-year service period. During 2018, 147,952 shares were granted to our employees, and vest over a four-year service period.

As of December 31, 2018, the remaining unamortized share-based compensation expense related to restricted stock totaled $12.1 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares

During 2018, 2017 and 2016, we granted performance share awards, as well as dividend equivalent rights, to our executive officers.  The number of performance shares that vest is based on the achievement of the following performance goals:

2017 & 2018 Performance Awards Metrics	Weighting
Total shareholder return (“TSR”) relative to RMS Index	45%
TSR relative to JP Morgan Net Lease Peers	26%
Dividend per share growth rate	16%
Debt-to-EBITDA ratio	13%

2016 Performance Awards Metrics	Weighting
Total shareholder return (“TSR”) relative to MSCI US REIT Index	50%
TSR relative to NAREIT Freestanding Index	20%
Dividend per share growth rate	20%
Debt-to-EBITDA ratio	10%

The performance shares are earned based on our performance, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2016 performance awards began on January 1, 2016 and ended on December 31, 2018. The performance period for the 2017 performance awards began on January 1, 2017 and will end on December 31, 2019. The performance period for the 2018 performance awards began on January 1, 2018 and will end on December 31, 2020.

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	2018		2017		2016
	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	245,309	$62.49	159,751	$49.95	115,121	$46.94
Shares granted	256,999	$51.89	124,681	$71.79	58,575	$55.07
Shares vested	(291,785)	$54.88	(39,123)	$41.60	(10,454)	$44.54
Shares forfeited	—	$—	—	$—	(3,491)	$52.55
Outstanding nonvested shares, end of each period	210,523	$59.08	245,309	$62.49	159,751	$49.95
(1) Grant date fair value.

As of December 31, 2018, the remaining share-based compensation expense related to the performance shares totaled $6.4 million and is being recognized on a tranche-by-tranche basis over the service period.

C.    Restricted Stock Units

During 2018 and 2017 we also granted restricted stock units that primarily vest over a four-year service period and have the same economic rights as shares of restricted stock:

	2018		2017		2016
	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)
Outstanding nonvested shares, beginning of year	24,869	$55.97	18,460	$52.65	10,136	$52.21
Shares granted	8,383	$49.96	10,467	$60.56	14,783	$52.76
Shares vested	(10,118)	$55.01	(4,058)	$52.70	(6,459)	$52.21
Shares forfeited	(8,166)	$53.45	—	$—	—	$—
Outstanding nonvested shares, end of each period	14,968	$54.62	24,869	$55.97	18,460	$52.65
(1) Grant date fair value.

As of December 31, 2018, the remaining share-based compensation expense related to the restricted stock units totaled $471,000 and is being recognized on a straight-line basis over the service period.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of December 31:	2018		2017
Segment net real estate:
Apparel	$157,167		$164,919
Automotive service	210,668		213,156
Automotive tire services	238,939		247,557
Beverages	284,910		289,170
Convenience stores	1,756,732		997,170
Dollar stores	1,117,250		1,105,097
Drug stores	1,490,261		1,518,443
Financial services	414,613		384,867
General merchandise	317,424		313,181
Grocery stores	774,526		793,286
Health and fitness	882,515		896,430
Home improvement	424,494		407,002
Motor vehicle dealerships	198,204		204,651
Restaurants-casual dining	559,616		494,977
Restaurants-quick service	964,980		681,763
Theaters	555,990		566,585
Transportation services	758,133		776,068
Wholesale club	412,203		426,551
Other non-reportable segments	2,324,892		2,195,626
Total segment net real estate	13,843,517		12,676,499
Intangible assets:
Apparel	32,691		36,600
Automotive service	61,951		64,388
Automotive tire services	8,696		10,383
Beverages	1,765		2,022
Convenience stores	108,714		45,445
Dollar stores	48,842		47,905
Drug stores	165,558		173,893
Financial services	20,426		24,867
General merchandise	43,122		50,184
Grocery stores	144,551		140,780
Health and fitness	71,609		76,276
Home improvement	57,928		61,045
Motor vehicle dealerships	28,154		31,720
Restaurants-casual dining	18,153		20,079
Restaurants-quick service	54,448		51,711
Theaters	25,811		26,448
Transportation services	73,577		87,162
Wholesale club	26,484		29,596
Other non-reportable segments	207,117		214,426
Goodwill:
Automotive service	437		437
Automotive tire services	862		862
Convenience stores	1,983		2,004
Restaurants-casual dining	1,841		2,062
Restaurants-quick service	1,052		1,064
Other non-reportable segments	8,455		8,541
Other corporate assets	202,739	171,767,000	171,767
Total assets	$15,260,483		$14,058,166

Revenue for the years ended December 31,	2018	2017	2016
Segment rental revenue:
Apparel	$16,768	$19,190	$19,975
Automotive service	28,303	25,291	20,212
Automotive tire services	30,078	29,560	28,754
Beverages	31,488	31,174	27,587
Convenience stores	142,194	111,023	91,784
Dollar stores	94,782	91,076	90,746
Drug stores	129,565	126,555	117,758
Financial services	29,429	28,744	18,769
General merchandise	29,249	23,752	18,976
Grocery stores	63,594	50,731	32,815
Health and fitness	94,638	88,146	85,901
Home improvement	37,939	30,324	25,695
Motor vehicle dealerships	24,372	23,989	20,329
Restaurants-casual dining	46,171	43,876	42,312
Restaurants-quick service	72,465	59,638	52,674
Theaters	70,560	58,443	51,926
Transportation services	63,565	62,337	57,694
Wholesale club	37,571	37,646	37,531
Other non-reportable segments	231,865	224,729	215,975
Total rental revenue	1,274,596	1,166,224	1,057,413
Tenant reimbursements	46,950	46,082	43,104
Other revenue	6,292	3,462	2,655
Total revenue	$1,327,838	$1,215,768	$1,103,172

20.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2018, we had commitments of $5.8 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2018, we had committed $23.6 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases. At December 31, 2018, minimum future rental payment for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2019	$1.5	$13.5	$15.0
2020	1.4	13.5	14.9
2021	1.2	13.2	14.4
2022	1.2	13.1	14.3
2023	1.2	13.1	14.3
Thereafter	19.8	82.0	101.8
Total	$26.3	$148.4	$174.7

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

Upon adoption of ASC 2016–2 (Topic 842) Leases on January 1, 2019, we will recognize lease obligations for ground leases with a corresponding right of use asset on our consolidated balance sheet.

21.     Subsequent Events

•	In January and February 2019, we declared a dividend of $0.2255, which will be paid in February 2019 and March 2019, respectively.

•
In January 2019, we redeemed all 317,022 remaining common units of Tau Operating Partnership, L.P., which reduced our total common units outstanding to 373,797 as of January 3, 2019. Additionally, in January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year(1)
2018
Total revenue	$318,295	$328,886	$338,081	$342,576	$1,327,838
Depreciation and amortization expense	131,103	133,999	136,967	137,711	539,780
Interest expense	59,415	66,628	69,342	70,635	266,020
Other expenses	47,680	39,349	40,302	54,752	182,083
Net income	83,315	96,697	99,283	85,303	364,598
Net income available to common stockholders	83,163	96,380	98,999	85,072	363,614
Net income per common share
Basic and diluted	0.29	0.34	0.34	0.29	1.26
Dividends paid per common share	0.6505	0.6585	0.6600	0.6615	2.6305

2017
Total revenue	$298,025	$300,170	$306,920	$310,654	$1,215,768
Depreciation and amortization expense	121,097	123,089	127,569	127,033	498,788
Interest expense	59,305	63,679	62,951	61,477	247,413
Other expenses	39,120	34,982	32,646	41,974	148,721
Net income	89,035	81,259	88,073	60,952	319,318
Net income available to common stockholders	71,586	81,136	87,940	60,852	301,514
Net income per common share
Basic and diluted	0.27	0.30	0.32	0.22	1.10
Dividends paid per common share	0.6235	0.6330	0.6345	0.6360	2.5270

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

As of and for the year ended December 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 21, 2019 by,

Sumit Roy, President, Chief Executive Officer
Paul M. Meurer, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls
In January 2018, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:                         Other Information

None.

PART III

Item 10:                           Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 14, 2019.

Item 11:                           Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

 Item 13:                           Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                           Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                           Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.             Financial Statements (see Item 8)

a.                          Reports of Independent Registered Public Accounting Firm

b.                         Consolidated Balance Sheets,
December 31, 2018 and 2017

c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2018, 2017 and 2016

d.                         Consolidated Statements of Equity,
Years ended December 31, 2018, 2017 and 2016

e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2018, 2017 and 2016

f.                            Notes to Consolidated Financial Statements

g.                         Consolidated Quarterly Financial Data, (unaudited) for 2018 and 2017

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

2.1
Agreement and Plan of Merger, dated as of September 6, 2012 (File No. 001-13374), by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on September 6, 2012 and incorporated herein by reference).

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 6, 2013, by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on January 7, 2013 (File No. 001-13374) and incorporated herein by reference).

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 033-69410) and incorporated herein by reference).

3.2	Articles of Amendment dated July 29, 2011 (filed as exhibit 3.1 to the Company's Form 8-K, filed on August 2, 2011 (File No. 001-13374) and incorporated herein by reference).
3.3	Articles of Amendment dated June 21, 2012 (filed as exhibit 3.1 to the Company's Form 8-K, filed on June 21, 2012 (File No. 001-13374) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company dated March 13, 2018 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2018 (File No. 001-13374) and incorporated herein by reference)
3.5
Articles Supplementary dated June 30, 1998 establishing the terms of the Company's Class A Junior Participating Preferred Stock (filed as exhibit A to exhibit 1 of Form 8-A12B, filed on June 26, 1998 (File No. 001-13374) and incorporated herein by reference).

3.6
Articles Supplementary dated May 24, 1999 establishing the terms of the Company's 93/8% Class B Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 on Form 8-K, filed on May 25, 1999 (File No. 001-13374) and incorporated herein by reference).

3.7
Articles Supplementary dated July 28, 1999 establishing the terms of the Company's 91/2% Class C Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 on Form 8-K, filed on July 30, 1999 (File No. 001-13374) and incorporated herein by reference).

3.8
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 on Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.9
Articles Supplementary dated November 30, 2006 establishing the terms of the Company's 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 on Form 8-A12B, filed on December 5, 2006 (File No. 001-13374) and incorporated herein by reference).

3.10
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 (File No. 001-13374) and incorporated herein by reference).

3.11
Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.12
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated April 17, 2012 (filed as exhibit 3.3 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures
4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 (File No. 001-13374) and incorporated herein by reference).

4.2	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 (File No. 033-69410) and incorporated herein by reference).
4.3
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 (File No. 033-69410) and incorporated herein by reference).

4.4	Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 (File No. 001-13374) and incorporated herein by reference).

4.5
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 (File No. 001-13374) and incorporated herein by reference).

4.6
Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011 (File No. 001-13374) and incorporated herein by reference).

4.7	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “2.000% Notes due 2018” and establishing a series of securities entitled “3.250% Notes due 2022” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).

4.9	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).
4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).

4.11	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.13	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.14
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.15	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.16
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.18	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.19
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

4.20	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.21	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.22	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
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

4.24	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
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

Material Contracts
10.1	Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).
10.2
Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).

10.3
Form of Restricted Stock Agreement between the Company and Executive Officers under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 (File No. 001-13374) and incorporated herein by reference).

10.4
2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, filed on February 23, 2006 (File No. 033-69410) and incorporated herein by reference).

10.5
Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.6
Form of Restricted Stock Agreement under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007, filed on August 2, 2007 (File No. 001-13374) and incorporated herein by reference).

10.7
Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 (File No. 001-13374) and incorporated herein by reference).

10.8
Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended March 31, 2010, filed on April 29, 2010 (File No. 001-13374) and incorporated herein by reference).

10.9	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.10
Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.11
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.12
The First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 3, 2013 (File No. 001-13374) and incorporated herein by reference).

10.13	Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.14	Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.15
The Second Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 28, 2013 (File No. 001-13374) and incorporated herein by reference).

10.16
Form of Time-Based Restricted Stock Agreement for John P. Case dated September 3, 2013 (filed as exhibit 10.7 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-13374) and incorporated herein by reference).

10.17
Form of Performance-Based Restricted Stock Agreement for John P. Case dated September 26, 2013 (filed as exhibit 10.8 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-13374) and incorporated herein by reference).

10.18
The Third Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 29, 2013 (File No. 001-13374) and incorporated herein by reference).

10.19	Severance Agreement for Gary M. Malino (filed as exhibit 10.2 to the Company’s Form 10-Q, filed on October 30, 2014 and incorporated herein by reference).
10.20
Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 and incorporated herein by reference).

10.21	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).
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

10.24	Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.25	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.26	Form of Second Amendment to Employment Agreement (filed as exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.27	First Amendment to Realty Income Corporation 2012 Incentive Award Plan. (filed as exhibit 10.33 to the Company’s Form 10-K, filed on February 23, 2017 and incorporated herein by reference).
10.28	Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).
10.29
Amended and Restated Employment Agreement dated February 14, 2017 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).

10.30	Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).
10.31	Severance Agreement and General Release for John P. Case dated October 16, 2018 (filed as exhibit 10.1 to the Company's Form 8-K, filed on October 17, 2018 and incorporated herein by reference).

10.32	Credit Agreement dated October 24, 2018 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 26, 2018 and incorporated herein by reference).
10.33	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).
10.34
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).

Subsidiaries of the Registrant
*21.1	Subsidiaries of the Company as of February 21, 2019.
Consents of Experts and Counsel
*23.1	Consent of Independent Registered Public Accounting Firm.
Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
*101
The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 21, 2019
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 21, 2019
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 21, 2019
Kathleen R. Allen, Ph.D.
Director

By:	/s/SUMIT ROY	Date: February 21, 2019
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/A. LARRY CHAPMAN	Date: February 21, 2019
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 21, 2019
Reginald H. Gilyard
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 21, 2019
Priya Cherian Huskins
Director

By:	/s/GERARDO I. LOPEZ	Date: February 21, 2019
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 21, 2019
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 21, 2019
Ronald L. Merriman
Director

By:	STEPHEN E. STERRETT	Date: February 21, 2019
Stephen E. Sterrett
Director

By:	/s/PAUL M. MEURER	Date: February 21, 2019
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 21, 2019
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Aerospace
Batesville	MS	2,433,855	2,160,849	17,219,291	—	—	2,160,849	17,219,291	19,380,140	4,390,919	2008	8/9/2012	300
Ellisville	MS	—	4,140,000	20,930,630	203,037	—	4,140,000	21,133,668	25,273,668	3,360,433	2013	6/27/2013	418
Columbus	OH	13,703,817	—	19,637,318	—	—	—	19,637,318	19,637,318	3,109,242	2012	6/19/2013	420
DFW Airport	TX	—	—	37,503,886	13,600	—	—	37,517,486	37,517,486	11,319,689	2001	6/20/2011	300
Lufkin	TX	—	589,925	15,492,255	—	—	589,925	15,492,255	16,082,180	2,637,372	1994	1/22/2013	420

Apparel
Mesa	AZ	—	619,035	867,013	6,484	—	619,035	873,497	1,492,532	695,754	1998	2/11/1999	300
El Cajon	CA	—	6,930,000	12,518,083	89,660	—	6,930,000	12,607,743	19,537,743	2,291,116	1992	6/19/2014	300
Elk Grove	CA	—	804,327	2,668,492	24,266	—	804,327	2,692,758	3,497,085	683,164	1993	9/18/2012	298
Elk Grove	CA	—	3,250,000	16,776,852	—	—	3,250,000	16,776,852	20,026,852	3,047,795	2007	6/2/2014	300
Folsom	CA	—	2,370,000	11,342,375	—	—	2,370,000	11,342,375	13,712,375	1,984,916	1992	8/19/2014	300
Hanford	CA	—	562,812	3,468,215	—	—	562,812	3,468,215	4,031,027	872,834	1993	9/18/2012	300
Lodi	CA	—	3,153,559	2,661,260	—	—	3,153,559	2,661,260	5,814,819	669,750	1979	9/18/2012	300
Manteca	CA	—	1,565,672	4,440,141	—	—	1,565,672	4,440,141	6,005,813	1,103,435	1992	9/18/2012	300
Moreno Valley	CA	—	1,654,486	3,305,084	197,969	—	1,654,486	3,503,053	5,157,539	938,188	1988	9/18/2012	290
Redlands	CA	—	3,006,680	2,242,430	340,021	—	3,006,680	2,582,451	5,589,131	730,839	1981	9/18/2012	275
Sacramento	CA	—	3,446,351	4,460,201	—	—	3,446,351	4,460,201	7,906,552	1,122,484	1973	9/18/2012	300
South Lake Tahoe	CA	—	3,110,000	3,176,091	9,750	—	3,110,000	3,185,841	6,295,841	1,052,567	1972	10/22/2010	300
Vacaville	CA	—	1,299,816	3,375,574	183,515	—	1,299,816	3,559,089	4,858,905	948,159	1992	9/18/2012	291
Manchester	CT	—	771,660	3,653,539	367,119	161	771,660	4,020,818	4,792,478	3,080,116	1995	3/26/1998	294
Danbury	CT	—	1,096,861	6,217,688	491,514	—	1,096,861	6,709,202	7,806,063	5,497,684	1960	9/30/1997	293
Deerfield Beach	FL	—	3,160,000	4,832,848	93,798	—	3,160,000	4,926,645	8,086,645	1,622,969	1984	10/22/2010	297
Melbourne	FL	—	994,000	4,076,554	1,063,770	183,005	994,000	5,323,328	6,317,328	2,931,075	1996	10/17/2001	269
Cumming	GA	4,675,000	2,100,000	6,472,785	—	—	2,100,000	6,472,785	8,572,785	1,219,041	2001	4/1/2014	300
Collinsville	IL	3,570,500	675,724	7,021,479	375	—	675,724	7,021,854	7,697,578	1,673,478	2010	1/22/2013	300
Georgetown	KY	5,679,500	1,922,820	10,448,325	—	—	1,922,820	10,448,325	12,371,145	2,490,184	2005	1/22/2013	300
Missoula	MT	—	163,100	362,249	28,843	16,199	163,100	407,292	570,392	394,824	1985	10/30/1987	180
Staten Island	NY	—	4,202,093	3,385,021	275,046	—	4,202,093	3,660,066	7,862,159	2,922,906	1996	3/26/1998	288
Bend	OR	—	4,060,000	13,198,790	9,498	—	4,060,000	13,208,288	17,268,288	2,618,464	2010	1/31/2014	300
Clarksville	TN	—	3,992,886	—	47,658	—	3,992,886	47,658	4,040,544	4,330	2006	7/5/2013	52
Jackson	TN	—	381,076	857,261	70,940	19,237	381,076	947,438	1,328,514	774,156	1997	9/26/1997	287
The Colony	TX	—	2,580,000	2,214,133	285,298	158	2,580,000	2,499,589	5,079,589	799,964	1997	10/22/2010	290

Automotive Collision Service
Colorado Springs	CO	—	1,085,560	2,137,425	—	—	1,085,560	2,137,425	3,222,985	591,275	2008	1/5/2012	300
Denver	CO	—	480,348	2,127,792	—	—	480,348	2,127,792	2,608,140	562,452	2012	9/30/2011	300
Highlands Ranch	CO	—	583,289	2,139,057	—	—	583,289	2,139,057	2,722,346	1,258,032	2004	8/11/2003	300
Littleton	CO	—	601,388	2,169,898	—	—	601,388	2,169,898	2,771,286	1,129,374	2006	11/12/2004	300
Parker	CO	—	868,768	2,653,745	—	—	868,768	2,653,745	3,522,513	1,384,966	2004	7/3/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Thornton	CO	—	693,323	1,896,616	—	—	693,323	1,896,616	2,589,939	1,063,328	2004	10/15/2003	300
Fort Myers	FL	—	1,050,000	1,395,464	—	—	1,050,000	1,395,464	2,445,464	169,781	1986	12/29/2015	300
Fort Myers	FL	—	530,000	955,371	—	—	530,000	955,371	1,485,371	116,237	1989	12/29/2015	300
Naples	FL	—	1,590,000	918,896	—	—	1,590,000	918,896	2,508,896	111,799	1974	12/29/2015	300
Cumming	GA	—	661,624	1,822,363	25,000	—	661,624	1,847,363	2,508,987	1,111,904	2003	12/31/2002	298
Douglasville	GA	—	679,868	1,935,515	—	—	679,868	1,935,515	2,615,383	1,184,830	2003	12/30/2002	300
Lilburn	GA	—	1,150,000	1,670,724	—	—	1,150,000	1,670,724	2,820,724	353,664	2013	2/20/2013	300
Macon	GA	—	1,400,000	1,317,435	—	—	1,400,000	1,317,435	2,717,435	346,968	2012	1/10/2012	300
Morrow	GA	—	725,948	1,846,315	—	—	725,948	1,846,315	2,572,263	1,135,639	2003	8/30/2002	300
Peachtree City	GA	—	1,190,380	689,284	23,610	—	1,190,380	712,894	1,903,274	442,564	2002	9/19/2002	296
Roswell	GA	—	1,825,000	1,934,495	—	—	1,825,000	1,934,495	3,759,495	540,563	2011	8/10/2011	300
Warner Robins	GA	—	1,250,000	1,012,258	—	—	1,250,000	1,012,258	2,262,258	279,804	2012	9/1/2011	300
Chicago	IL	—	1,300,000	1,600,000	—	—	1,300,000	1,600,000	2,900,000	157,333	1928	7/20/2016	300
Crystal Lake	IL	—	250,000	1,143,500	—	—	250,000	1,143,500	1,393,500	127,691	1970	3/31/2016	300
Grayslake	IL	—	360,000	1,374,505	5,500	—	360,000	1,380,005	1,740,005	71,073	2000	9/19/2017	299
Maryville	IL	—	320,000	882,122	—	—	320,000	882,122	1,202,122	174,930	1996	1/10/2014	300
Mundelein	IL	—	478,805	821,195	400,000	—	478,805	1,221,195	1,700,000	35,407	1972	12/8/2017	257
Naperville	IL	—	1,090,000	1,596,107	—	—	1,090,000	1,596,107	2,686,107	321,882	2000	12/23/2013	300
Oak Lawn	IL	—	180,000	547,102	—	—	180,000	547,102	727,102	112,144	1952	11/13/2013	300
Oak Lawn	IL	—	370,000	1,116,743	—	—	370,000	1,116,743	1,486,743	225,199	1953	12/23/2013	300
Orland Park	IL	—	120,000	1,015,358	—	—	120,000	1,015,358	1,135,358	204,764	1976	12/23/2013	300
Schaumburg	IL	—	435,815	789,188	102,966	10,000	435,815	902,154	1,337,969	23,283	1976	4/26/2018	291
South Holland	IL	—	80,000	1,548,690	—	—	80,000	1,548,690	1,628,690	312,319	1966	12/23/2013	300
Waukegan	IL	—	710,000	782,268	—	—	710,000	782,268	1,492,268	40,417	1972	9/19/2017	300
Zion	IL	—	230,000	540,650	—	—	230,000	540,650	770,650	27,934	1982	9/19/2017	300
Cedar Lake	IN	—	300,000	1,037,278	—	—	300,000	1,037,278	1,337,278	164,236	1941	1/7/2015	300
Gary	IN	—	100,000	1,875,652	—	—	100,000	1,875,652	1,975,652	296,978	1951	1/7/2015	300
Hammond	IN	—	230,000	1,217,329	—	—	230,000	1,217,329	1,447,329	192,744	1958	1/7/2015	300
Highland	IN	—	390,000	910,537	—	—	390,000	910,537	1,300,537	144,168	1988	1/7/2015	300
Florence	KY	—	350,000	1,150,428	—	—	350,000	1,150,428	1,500,428	120,792	2001	5/26/2016	300
Ann Arbor	MI	—	680,000	1,433,382	—	—	680,000	1,433,382	2,113,382	231,730	1956	12/18/2014	300
Clawson	MI	—	220,000	517,432	—	—	220,000	517,432	737,432	83,651	1945	12/18/2014	300
Clinton Township	MI	—	480,000	3,578,405	—	—	480,000	3,578,405	4,058,405	542,725	1989	3/31/2015	300
Livonia	MI	—	317,728	1,035,971	71,852	—	317,728	1,107,822	1,425,550	167,482	1989	12/18/2014	300
Novi	MI	—	530,000	2,092,323	—	—	530,000	2,092,323	2,622,323	317,336	2014	3/31/2015	300
Rochester Hills	MI	—	280,000	1,179,451	—	—	280,000	1,179,451	1,459,451	178,883	1985	3/31/2015	300
Sterling Heights	MI	—	480,000	1,920,459	—	—	480,000	1,920,459	2,400,459	233,656	1978	12/29/2015	300
Warren	MI	—	300,000	746,229	—	—	300,000	746,229	1,046,229	113,178	1945	3/31/2015	300
Washington	MI	—	240,000	474,241	—	—	240,000	474,241	714,241	76,669	1974	12/18/2014	300
Wayne	MI	—	190,000	1,009,116	—	—	190,000	1,009,116	1,199,116	163,140	1987	12/18/2014	300
Woodhaven	MI	—	170,000	1,148,368	—	—	170,000	1,148,368	1,318,368	185,653	2000	12/18/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Ham Lake	MN	—	192,610	1,930,958	—	—	192,610	1,930,958	2,123,568	1,084,767	2004	10/31/2003	300
Stillwater	MN	—	656,250	1,218,901	187,158	—	656,250	1,406,059	2,062,309	369,300	1995	11/16/2012	283
Olive Branch	MS	—	350,000	1,965,718	—	—	350,000	1,965,718	2,315,718	589,986	2011	11/2/2010	300
Cary	NC	—	610,389	1,492,235	—	—	610,389	1,492,235	2,102,624	753,578	2001	5/25/2006	300
Durham	NC	—	680,969	1,323,140	—	—	680,969	1,323,140	2,004,109	668,186	2000	5/25/2006	300
Wilmington	NC	—	378,813	1,150,679	—	—	378,813	1,150,679	1,529,492	618,496	2005	12/21/2004	300
Las Vegas	NV	—	720,000	1,660,100	1,050,000	—	720,000	2,710,100	3,430,100	431,975	1977	10/22/2013	233
Huber Heights	OH	—	160,000	799,843	—	—	160,000	799,843	959,843	81,317	1975	6/30/2016	300
Moraine	OH	—	170,000	873,745	—	—	170,000	873,745	1,043,745	88,831	1995	6/30/2016	300
Bartlett	TN	—	648,526	1,960,733	—	—	648,526	1,960,733	2,609,259	1,101,500	2004	10/27/2003	300
Nashville	TN	—	1,830,000	2,263,339	—	—	1,830,000	2,263,339	4,093,339	357,110	1993	9/3/2014	300
Riverton	UT	—	1,100,000	1,576,390	—	—	1,100,000	1,576,390	2,676,390	365,230	2012	7/26/2012	300
Salt Lake City	UT	—	2,900,000	1,598,391	—	—	2,900,000	1,598,391	4,498,391	435,260	2012	10/11/2011	300

Automotive Parts & Accessories
Birmingham	AL	—	355,823	660,814	—	—	355,823	660,814	1,016,637	159,697	2012	12/7/2012	300
Brent	AL	—	361,067	1,113,660	—	—	361,067	1,113,660	1,474,727	46,403	2016	12/28/2017	300
Flomaton	AL	—	90,000	808,163	—	—	90,000	808,163	898,163	181,837	2007	5/1/2013	300
Harvest	AL	—	744,737	1,537,832	—	—	744,737	1,537,832	2,282,569	366,517	2008	1/22/2013	300
Hoover	AL	—	863,921	1,269,964	—	—	863,921	1,269,964	2,133,885	52,915	2016	12/28/2017	300
Millbrook	AL	—	108,000	518,741	174,419	—	108,000	693,160	801,160	512,017	1998	1/21/1999	258
Montgomery	AL	—	254,465	502,350	59,819	84	254,465	562,252	816,717	427,090	1997	6/30/1998	291
Red Bay	AL	—	192,267	1,156,806	—	—	192,267	1,156,806	1,349,073	48,200	2016	12/28/2017	300
Cabot	AR	—	267,787	595,578	37,463	—	267,787	633,041	900,828	121,991	2000	2/25/2014	285
San Luis	AZ	—	287,508	694,650	—	—	287,508	694,650	982,158	147,034	1995	9/26/2013	300
Tucson	AZ	—	194,250	431,434	—	—	194,250	431,434	625,684	431,434	1987	10/30/1987	N/A
Grass Valley	CA	—	325,000	384,955	—	—	325,000	384,955	709,955	384,955	1988	5/20/1988	N/A
Sacramento	CA	—	210,000	466,419	—	—	210,000	466,419	676,419	466,419	1987	11/25/1987	N/A
Colorado Springs	CO	—	520,000	922,073	—	—	520,000	922,073	1,442,073	87,597	1999	8/30/2016	300
Denver	CO	—	141,400	314,056	—	82	141,400	314,138	455,538	314,138	1987	11/18/1987	N/A
Denver	CO	—	315,000	699,623	—	161	315,000	699,785	1,014,785	699,785	1988	5/16/1988	N/A
Littleton	CO	—	252,925	561,758	—	53	252,925	561,811	814,736	561,811	1987	2/12/1988	N/A
Smyrna	DE	—	232,273	472,855	15,774	—	232,273	488,629	720,902	395,263	1998	8/7/1998	294
Apopka	FL	—	820,000	1,115,761	—	—	820,000	1,115,761	1,935,761	247,327	2012	6/21/2013	300
Deerfield Beach	FL	—	475,000	871,738	2,420	—	475,000	874,158	1,349,158	690,978	1999	1/29/1999	300
Jacksonville	FL	—	330,000	1,196,260	—	—	330,000	1,196,260	1,526,260	121,620	2005	6/9/2016	300
Kissimmee	FL	—	1,000,000	1,169,792	—	—	1,000,000	1,169,792	2,169,792	259,304	2012	6/21/2013	300
Kissimmee	FL	—	580,290	1,290,608	—	—	580,290	1,290,608	1,870,898	225,856	2014	8/14/2014	300
Merritt Island	FL	—	309,652	482,459	44,387	21,831	309,652	548,676	858,328	470,498	1988	11/26/1996	280
Atlanta	GA	—	652,551	763,360	27,163	45,249	652,551	835,772	1,488,323	646,216	1997	12/18/1998	294
Breman	GA	—	405,663	1,251,211	—	—	405,663	1,251,211	1,656,874	52,134	2017	12/28/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Bremen	GA	—	390,000	807,036	—	—	390,000	807,036	1,197,036	44,387	2004	8/30/2017	300
Byron	GA	—	359,612	868,859	—	—	359,612	868,859	1,228,471	186,805	2006	8/5/2013	300
Council Bluffs	IA	—	194,355	431,668	—	—	194,355	431,668	626,023	431,668	1988	5/19/1988	N/A
Des Moines	IA	—	441,273	981,424	—	—	441,273	981,424	1,422,697	197,921	2007	12/6/2013	300
West Branch	IA	—	969,797	19,896,576	1,850,529	612,649	969,797	22,359,754	23,329,551	5,163,315	2007	9/20/2012	281
Boise	ID	—	158,400	351,812	—	5,428	158,400	357,240	515,640	357,240	1987	5/6/1988	N/A
Moscow	ID	—	117,250	260,417	—	—	117,250	260,417	377,667	260,417	1980	9/14/1987	N/A
Quincy	IL	—	358,438	763,572	—	—	358,438	763,572	1,122,010	21,635	1998	4/30/2018	300
Chicago	IL	—	760,000	1,483,800	13,325	—	760,000	1,497,125	2,257,125	244,768	1997	12/18/2014	298
Chicago	IL	—	270,000	1,639,501	56,000	—	270,000	1,695,501	1,965,501	275,436	1998	12/18/2014	298
Chicago	IL	—	490,000	1,533,006	13,657	—	490,000	1,546,663	2,036,663	251,469	1998	12/18/2014	298
Joliet	IL	1,244,943	723,567	2,571,856	—	—	723,567	2,571,856	3,295,423	612,959	2005	1/22/2013	300
Avon	IN	—	580,000	1,232,866	—	—	580,000	1,232,866	1,812,866	76,027	2008	6/30/2017	300
Brazil	IN	—	183,952	453,831	76,216	—	183,952	530,047	713,999	380,541	1998	3/31/1999	275
Chesterton	IN	—	293,382	708,842	—	—	293,382	708,842	1,002,224	150,038	2005	9/27/2013	300
Griffith	IN	—	343,778	830,602	—	—	343,778	830,602	1,174,380	175,811	2004	9/27/2013	300
Indianapolis	IN	—	243,422	541,389	24,391	—	243,422	565,780	809,202	114,031	1999	6/6/2014	291
Lafayette	IN	—	540,000	730,133	—	—	540,000	730,133	1,270,133	59,628	1991	12/16/2016	300
Muncie	IN	—	148,901	645,660	238,611	28,327	148,901	912,599	1,061,500	765,604	1986	11/26/1996	278
Plainfield	IN	—	453,645	908,485	42,619	47,025	453,645	998,128	1,451,773	808,075	1997	1/30/1998	288
Princeton	IN	—	134,209	560,113	11,238	—	134,209	571,351	705,560	446,972	1999	3/31/1999	297
Vincennes	IN	—	185,312	489,779	30,324	—	185,312	520,103	705,415	402,246	1998	3/31/1999	290
Hutchinson	KS	—	220,297	545,701	—	—	220,297	545,701	765,998	15,462	1997	4/30/2018	300
Kansas City	KS	—	246,623	525,376	—	—	246,623	525,376	771,999	14,886	1996	4/30/2018	300
Wichita	KS	—	340,945	726,307	—	—	340,945	726,307	1,067,252	20,579	1996	4/30/2018	300
Wichita	KS	—	228,480	486,726	—	—	228,480	486,726	715,206	13,791	1996	4/30/2018	300
Kansas City	KS	—	222,000	455,881	18,738	—	222,000	474,620	696,620	474,620	1988	5/16/1988	N/A
Grayson	KY	—	483,607	1,103,972	—	—	483,607	1,103,972	1,587,579	45,999	2017	12/28/2017	300
Harrodsburg	KY	—	262,048	1,029,125	—	—	262,048	1,029,125	1,291,173	204,110	2013	1/3/2014	300
Hazard	KY	—	438,297	1,351,866	—	—	438,297	1,351,866	1,790,163	56,328	2017	12/28/2017	300
Lawrenceburg	KY	—	272,228	1,069,102	—	—	272,228	1,069,102	1,341,330	208,475	2013	2/14/2014	300
Lexington	KY	—	475,041	1,056,527	—	—	475,041	1,056,527	1,531,568	149,675	2014	6/30/2015	300
Paris	KY	—	250,000	1,158,644	—	—	250,000	1,158,644	1,408,644	106,209	2014	9/30/2016	300
Scottsville	KY	—	503,473	1,039,640	—	—	503,473	1,039,640	1,543,113	247,781	2005	1/22/2013	300
Stanford	KY	—	293,686	1,153,374	—	—	293,686	1,153,374	1,447,060	213,374	2014	5/7/2014	300
Abbeville	LA	—	243,413	724,139	—	—	243,413	724,139	967,552	20,517	2000	4/30/2018	300
Opelousas	LA	—	325,750	693,938	—	—	325,750	693,938	1,019,688	19,662	1999	4/30/2018	300
Jena	LA	—	515,608	1,110,356	—	—	515,608	1,110,356	1,625,964	46,265	2016	12/28/2017	300
Jonesboro	LA	—	377,428	1,164,124	—	—	377,428	1,164,124	1,541,552	48,505	2017	12/28/2017	300
Kaplan	LA	—	232,224	911,999	—	—	232,224	911,999	1,144,223	177,840	2013	2/14/2014	300
Lafayette	LA	—	740,444	1,528,968	—	—	740,444	1,528,968	2,269,412	364,404	2009	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lafayette	LA	—	872,043	1,027,618	—	—	872,043	1,027,618	1,899,661	196,960	2014	3/31/2014	300
Many	LA	—	404,922	1,248,926	—	—	404,922	1,248,926	1,653,848	52,039	2017	12/28/2017	300
Rayville	LA	—	545,926	1,074,026	—	—	545,926	1,074,026	1,619,952	44,751	2016	12/28/2017	300
Slidell	LA	—	629,335	1,299,536	—	—	629,335	1,299,536	1,928,871	309,723	2007	1/22/2013	300
Sulphur	LA	—	290,047	700,785	12,825	—	290,047	713,610	1,003,657	153,390	2001	8/1/2013	298
West Monroe	LA	—	462,715	1,394,603	—	—	462,715	1,394,603	1,857,318	332,380	2008	1/22/2013	300
Winnfield	LA	—	483,489	1,103,701	—	—	483,489	1,103,701	1,587,190	45,988	2016	12/28/2017	300
Alma	MI	—	155,000	600,282	15,823	—	155,000	616,104	771,104	481,929	1999	2/10/1999	295
Alma	MI	—	187,704	737,155	—	—	187,704	737,155	924,859	99,516	2007	8/21/2015	300
Detroit	MI	—	496,691	1,104,676	—	—	496,691	1,104,676	1,601,367	215,412	2006	2/6/2014	300
Flushing	MI	—	367,724	817,846	—	—	367,724	817,846	1,185,570	151,301	2006	5/14/2014	300
Lansing	MI	—	265,000	574,931	132,237	94	265,000	707,262	972,262	568,089	1999	12/3/1998	279
Rockford	MI	—	870,632	1,726,400	—	—	870,632	1,726,400	2,597,032	411,459	2007	1/22/2013	300
Roseville	MI	—	558,997	1,810,289	375	—	558,997	1,810,664	2,369,661	431,476	2007	1/22/2013	300
Saginaw	MI	—	948,826	1,959,264	—	—	948,826	1,959,264	2,908,090	466,958	2007	1/22/2013	300
Saginaw	MI	—	859,956	1,775,753	375	—	859,956	1,776,128	2,636,084	423,247	2009	1/22/2013	300
St. Johns	MI	—	201,681	792,050	41,226	—	201,681	833,276	1,034,957	111,135	2007	8/21/2015	297
Sturgis	MI	—	109,558	550,274	10,272	94	109,558	560,639	670,197	448,697	1998	12/30/1998	297
Waterford	MI	—	995,991	2,056,657	53,844	—	995,991	2,110,501	3,106,492	499,178	1996	1/22/2013	298
St. Peters	MO	—	469,776	1,044,816	—	—	469,776	1,044,816	1,514,592	193,291	2007	5/6/2014	300
Crystal Springs	MS	—	514,234	1,061,859	—	—	514,234	1,061,859	1,576,093	253,076	2007	1/22/2013	300
Horn Lake	MS	—	142,702	514,779	66,008	—	142,702	580,787	723,489	432,727	1998	6/30/1998	291
Richland	MS	—	243,565	558,645	10,302	—	243,565	568,947	812,512	433,629	1999	12/21/1999	297
Vicksburg	MS	—	631,900	1,304,832	—	—	631,900	1,304,832	1,936,732	310,985	2008	1/22/2013	300
Biscoe	NC	—	340,000	1,012,799	—	—	340,000	1,012,799	1,352,799	99,592	2006	7/29/2016	300
Harrisburg	NC	—	680,000	813,119	—	—	680,000	813,119	1,493,119	180,241	2012	6/21/2013	300
Statesville	NC	—	503,371	1,288,415	—	—	503,371	1,288,415	1,791,786	53,684	2016	12/28/2017	300
Lincoln	NE	—	345,046	735,044	—	—	345,046	735,044	1,080,090	20,826	1996	4/30/2018	300
Kearney	NE	—	236,000	784,246	—	—	236,000	784,246	1,020,246	32,677	1999	12/28/2017	300
Omaha	NE	—	196,000	435,321	—	32	196,000	435,354	631,354	435,354	1988	5/26/1988	N/A
Omaha	NE	—	199,100	412,042	—	32	199,100	412,074	611,174	412,074	1988	5/27/1988	N/A
Artesia	NM	—	400,000	807,227	—	—	400,000	807,227	1,207,227	178,935	2012	6/21/2013	300
Bloomfield	NM	—	457,743	1,143,268	—	—	457,743	1,143,268	1,601,011	47,636	2015	12/28/2017	300
Las Cruces	NM	—	370,000	1,010,676	—	—	370,000	1,010,676	1,380,676	224,033	2013	6/21/2013	300
Rio Rancho	NM	—	211,577	469,923	—	—	211,577	469,923	681,500	469,923	1987	2/26/1988	N/A
Santa Fe	NM	—	550,775	1,224,964	—	—	550,775	1,224,964	1,775,739	255,201	2013	10/11/2013	300
Fernley	NV	—	300,000	1,027,155	—	—	300,000	1,027,155	1,327,155	227,686	2005	6/21/2013	300
Las Vegas	NV	—	161,000	357,585	260,000	—	161,000	617,585	778,585	611,714	1986	10/29/1987	180
Dunkirk	NY	—	631,375	1,303,749	—	—	631,375	1,303,749	1,935,124	310,727	2010	1/22/2013	300
Akron	OH	—	264,619	588,531	—	—	264,619	588,531	853,150	83,375	1991	6/9/2015	300
Canton	OH	—	396,560	597,553	—	25,452	396,560	623,005	1,019,565	499,569	1998	8/14/1998	298

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Centerville	OH	—	601,408	758,192	9,017	38,193	601,408	805,402	1,406,810	647,907	1997	6/30/1998	294
Delaware	OH	—	240,000	705,447	43,393	—	240,000	748,840	988,840	97,115	1984	8/14/2015	288
Hamilton	OH	—	183,000	515,727	6,508	—	183,000	522,235	705,235	411,265	1999	12/3/1998	299
Middlefield	OH	—	258,980	1,017,075	—	—	258,980	1,017,075	1,276,055	184,769	2005	6/30/2014	300
Mt. Orab	OH	—	360,434	1,111,707	—	—	360,434	1,111,707	1,472,141	46,321	2016	12/28/2017	300
New Lexington	OH	—	290,000	955,997	9,544	—	290,000	965,541	1,255,541	91,317	1999	8/23/2016	298
Oberlin	OH	—	212,325	1,026,562	—	—	212,325	1,026,562	1,238,887	210,445	2007	11/7/2013	300
Toledo	OH	—	130,000	1,562,052	—	—	130,000	1,562,052	1,692,052	356,669	2008	4/12/2013	300
Toledo	OH	—	140,000	1,059,979	—	—	140,000	1,059,979	1,199,979	242,029	2008	4/12/2013	300
Waverly	OH	—	176,895	694,710	5,225	—	176,895	699,935	876,830	94,276	2003	8/19/2015	298
Tulsa	OK	—	262,685	559,592	—	—	262,685	559,592	822,277	15,855	1997	4/30/2018	300
Del City	OK	—	634,664	1,178,662	—	—	634,664	1,178,662	1,813,326	284,843	2007	12/7/2012	300
Oklahoma City	OK	—	602,052	1,118,096	—	—	602,052	1,118,096	1,720,148	259,026	2006	3/1/2013	300
Albany	OR	—	152,250	338,153	—	58	152,250	338,211	490,461	338,211	1979	8/24/1987	N/A
Beaverton	OR	—	210,000	466,419	—	58	210,000	466,476	676,476	466,476	1976	8/26/1987	N/A
Portland	OR	—	190,750	423,664	—	58	190,750	423,721	614,471	423,721	1976	8/12/1987	N/A
Portland	OR	—	147,000	326,493	—	58	147,000	326,551	473,551	326,551	1985	8/26/1987	N/A
Salem	OR	—	136,500	303,170	—	58	136,500	303,228	439,728	303,228	1977	8/20/1987	N/A
Butler	PA	—	339,929	633,078	47,758	—	339,929	680,836	1,020,765	550,389	1997	8/7/1998	290
Carnegie	PA	—	260,000	1,208,582	116,847	—	260,000	1,325,429	1,585,429	118,966	1998	8/23/2016	295
Dover	PA	—	265,112	593,341	7,926	—	265,112	601,266	866,378	488,782	1998	6/30/1998	298
Enola	PA	—	220,228	546,026	11,416	172	220,228	557,614	777,842	448,741	1997	11/10/1998	296
Hanover	PA	—	132,500	719,511	9,982	—	132,500	729,492	861,992	563,561	1999	5/13/1999	298
Harrisburg	PA	—	327,781	608,291	10,681	172	327,781	619,143	946,924	506,341	1997	6/30/1998	297
Harrisburg	PA	—	283,417	352,473	10,519	172	283,417	363,164	646,581	289,877	1998	9/30/1998	296
Lancaster	PA	—	199,899	774,838	143,397	—	199,899	918,234	1,118,133	665,074	1998	8/14/1998	289
Lebanon	PA	—	360,751	802,338	23,614	—	360,751	825,952	1,186,703	141,413	2001	11/21/2014	293
New Castle	PA	—	180,009	525,774	91,802	—	180,009	617,576	797,585	499,600	1998	6/30/1998	274
Reading	PA	—	379,000	658,722	43,750	—	379,000	702,472	1,081,472	538,190	1999	12/4/1998	292
Guayama	PR	939,579	874,937	1,806,689	—	—	874,937	1,806,689	2,681,626	430,594	2005	1/22/2013	300
Humacao	PR	1,432,858	1,161,891	2,399,229	—	—	1,161,891	2,399,229	3,561,120	571,816	2005	1/22/2013	300
Ponce	PR	1,714,732	1,321,292	2,728,382	—	—	1,321,292	2,728,382	4,049,674	650,265	2005	1/22/2013	300
San Juan	PR	1,432,858	1,158,525	2,392,278	—	—	1,158,525	2,392,278	3,550,803	570,160	2006	1/22/2013	300
Cheraw	SC	—	330,016	1,146,257	—	—	330,016	1,146,257	1,476,273	47,761	2017	12/28/2017	300
Chester	SC	—	132,006	518,420	79,252	—	132,006	597,673	729,679	100,309	2004	6/30/2014	286
Columbia	SC	—	474,027	1,427,348	—	—	474,027	1,427,348	1,901,375	340,184	2006	1/22/2013	300
Gaston	SC	—	250,000	956,334	—	—	250,000	956,334	1,206,334	97,227	2006	6/9/2016	300
Manning	SC	—	260,000	999,132	—	—	260,000	999,132	1,259,132	98,248	2006	7/29/2016	300
Winnsboro	SC	—	90,000	921,541	—	—	90,000	921,541	1,011,541	93,690	2006	6/9/2016	300
York	SC	—	198,409	779,197	—	—	198,409	779,197	977,606	141,554	2006	6/30/2014	300
Arlington	TN	—	381,083	707,726	—	—	381,083	707,726	1,088,809	171,034	2005	12/7/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Columbia	TN	—	273,120	431,716	53,058	—	273,120	484,774	757,894	339,557	1999	6/30/1999	293
Decatur	TN	—	180,000	880,938	4,000	—	180,000	884,938	1,064,938	160,412	2007	6/30/2014	299
Erwin	TN	—	656,324	989,778	—	—	656,324	989,778	1,646,102	41,241	2016	12/28/2017	300
McKenzie	TN	—	234,502	1,086,828	—	—	234,502	1,086,828	1,321,330	45,285	2016	12/28/2017	300
Cleburne	TX	—	315,281	671,638	—	—	315,281	671,638	986,919	19,030	2000	4/30/2018	300
Denison	TX	—	261,794	557,694	—	—	261,794	557,694	819,488	15,801	1998	4/30/2018	300
Gainesville	TX	—	270,352	804,280	—	—	270,352	804,280	1,074,632	22,788	1999	4/30/2018	300
Grand Prairie	TX	—	373,379	795,401	—	—	373,379	795,401	1,168,780	22,536	2000	4/30/2018	300
Houston	TX	—	385,834	821,933	—	—	385,834	821,933	1,207,767	23,288	1999	4/30/2018	300
Hurst	TX	—	313,419	667,669	—	—	313,419	667,669	981,088	18,917	1995	4/30/2018	300
Marshall	TX	—	289,008	615,668	—	—	289,008	615,668	904,676	17,444	1999	4/30/2018	300
McAllen	TX	—	340,587	725,546	—	—	340,587	725,546	1,066,133	20,557	1999	4/30/2018	300
McKinney	TX	—	356,079	758,547	—	—	356,079	758,547	1,114,626	21,492	1998	4/30/2018	300
Mission	TX	—	337,741	719,482	—	—	337,741	719,482	1,057,223	20,385	2000	4/30/2018	300
Mt. Pleasant	TX	—	221,998	660,431	—	—	221,998	660,431	882,429	18,712	1999	4/30/2018	300
Palestine	TX	—	228,831	680,759	—	—	228,831	680,759	909,590	19,288	2000	4/30/2018	300
Pasadena	TX	—	378,093	805,444	—	—	378,093	805,444	1,183,537	22,821	1999	4/30/2018	300
San Antonio	TX	—	402,001	856,374	—	—	402,001	856,374	1,258,375	24,264	1999	4/30/2018	300
San Antonio	TX	—	363,530	774,421	—	—	363,530	774,421	1,137,951	21,942	2000	4/30/2018	300
Sulphur Springs	TX	—	270,623	805,086	—	—	270,623	805,086	1,075,709	22,811	1999	4/30/2018	300
Terrell	TX	—	310,622	672,072	—	—	310,622	672,072	982,694	19,042	2000	4/30/2018	300
Tyler	TX	—	277,970	592,154	—	—	277,970	592,154	870,124	16,778	2000	4/30/2018	300
Tyler	TX	—	400,906	854,042	—	—	400,906	854,042	1,254,948	24,198	2000	4/30/2018	300
Waxahachie	TX	—	334,601	712,793	—	—	334,601	712,793	1,047,394	20,196	1999	4/30/2018	300
Weatherford	TX	—	329,496	701,919	—	—	329,496	701,919	1,031,415	19,888	2000	4/30/2018	300
Wichita Falls	TX	—	295,353	629,185	—	—	295,353	629,185	924,538	17,827	1998	4/30/2018	300
Wichita Falls	TX	—	313,364	667,554	—	—	313,364	667,554	980,918	18,914	1998	4/30/2018	300
Wichita Falls	TX	—	662,512	685,201	—	—	662,512	685,201	1,347,713	19,414	1998	4/30/2018	300
Alpine	TX	—	260,251	1,081,899	—	—	260,251	1,081,899	1,342,150	45,079	2017	12/28/2017	300
Brownsville	TX	—	517,374	881,737	—	—	517,374	881,737	1,399,111	36,739	2008	12/28/2017	300
Carrizo Springs	TX	—	418,555	1,290,972	—	—	418,555	1,290,972	1,709,527	53,791	2016	12/28/2017	300
Castroville	TX	—	520,344	1,187,835	—	—	520,344	1,187,835	1,708,179	49,493	2016	12/28/2017	300
Channelview	TX	—	483,804	1,168,921	—	—	483,804	1,168,921	1,652,725	251,318	2007	8/14/2013	300
Cotulla	TX	—	379,438	978,336	—	—	379,438	978,336	1,357,774	40,764	2015	12/28/2017	300
Dallas	TX	—	562,612	1,251,290	—	—	562,612	1,251,290	1,813,902	223,147	2014	7/18/2014	300
Denton	TX	—	368,635	1,047,327	—	—	368,635	1,047,327	1,415,962	214,702	2013	11/15/2013	300
Edinburg	TX	—	320,000	963,916	—	—	320,000	963,916	1,283,916	213,668	2012	6/21/2013	300
Fabens	TX	—	496,612	1,133,658	—	—	496,612	1,133,658	1,630,270	47,236	2016	12/28/2017	300
George West	TX	—	316,261	913,885	—	—	316,261	913,885	1,230,146	38,079	2014	12/28/2017	300
Grand Prairie	TX	—	574,574	1,277,896	1,455	—	574,574	1,279,351	1,853,925	219,509	2014	9/5/2014	300
Hallettsville	TX	—	237,572	932,999	18,920	—	237,572	951,919	1,189,491	196,847	2013	10/11/2013	299

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houston	TX	—	702,326	1,017,275	—	—	702,326	1,017,275	1,719,601	42,387	2016	12/28/2017	300
Katy	TX	—	558,684	1,242,555	—	—	558,684	1,242,555	1,801,239	225,731	2007	6/30/2014	300
Laredo	TX	—	807,044	1,498,795	—	—	807,044	1,498,795	2,305,839	362,209	2006	12/7/2012	300
Lytle	TX	—	422,184	1,302,167	—	—	422,184	1,302,167	1,724,351	54,257	2017	12/28/2017	300
Richmond	TX	—	441,254	1,253,642	—	—	441,254	1,253,642	1,694,896	261,176	2013	10/24/2013	300
Rio Grand City	TX	—	546,922	817,101	—	—	546,922	817,101	1,364,023	34,046	2012	12/28/2017	300
Roma	TX	—	200,000	1,004,538	—	—	200,000	1,004,538	1,204,538	222,673	2009	6/21/2013	300
San Benito	TX	—	449,015	998,643	—	—	449,015	998,643	1,447,658	208,051	2013	10/11/2013	300
Schulenburg	TX	—	467,001	1,026,340	—	—	467,001	1,026,340	1,493,341	42,764	2016	12/28/2017	300
Slaton	TX	—	458,868	1,047,498	—	—	458,868	1,047,498	1,506,366	43,646	2016	12/28/2017	300
Richmond	VA	—	366,287	814,648	26,950	—	366,287	841,598	1,207,885	115,733	1995	6/25/2015	297
Bellevue	WA	—	185,500	411,997	—	107	185,500	412,103	597,603	412,103	1975	8/6/1987	N/A
Bellingham	WA	—	168,000	373,133	—	107	168,000	373,239	541,239	373,239	1977	8/20/1987	N/A
East Wenatchee	WA	—	148,400	329,602	—	107	148,400	329,709	478,109	329,709	1980	8/25/1987	N/A
Kenmore	WA	—	199,500	443,098	—	107	199,500	443,204	642,704	443,204	1974	8/20/1987	N/A
Kent	WA	—	199,500	443,091	—	107	199,500	443,198	642,698	443,198	1969	8/6/1987	N/A
Moses Lake	WA	—	138,600	307,831	—	107	138,600	307,938	446,538	307,938	1978	8/12/1987	N/A
Renton	WA	—	185,500	412,003	—	107	185,500	412,110	597,610	412,110	1969	9/15/1987	N/A
Seattle	WA	—	162,400	360,697	—	107	162,400	360,804	523,204	360,804	1984	8/20/1987	N/A
Silverdale	WA	—	183,808	419,777	—	107	183,808	419,883	603,691	419,883	1984	9/16/1987	N/A
Tacoma	WA	—	191,800	425,996	—	107	191,800	426,102	617,902	426,102	1983	8/18/1987	N/A
Tacoma	WA	—	196,000	435,324	—	107	196,000	435,431	631,431	435,431	1972	10/15/1987	N/A
Vancouver	WA	—	180,250	400,343	—	58	180,250	400,400	580,650	400,400	1982	8/20/1987	N/A
Vancouver	WA	—	168,000	373,135	—	58	168,000	373,193	541,193	373,193	1988	5/23/1988	N/A
Viroqua	WI	—	130,000	751,418	—	—	130,000	751,418	881,418	169,069	2005	5/1/2013	300
Wausau	WI	—	499,159	1,138,765	6,800	—	499,159	1,145,565	1,644,724	140,644	2008	12/23/2015	300
Kenova	WV	—	407,319	1,339,866	—	—	407,319	1,339,866	1,747,185	55,828	2017	12/28/2017	300
Nutter Fort	WV	—	380,000	723,892	40,697	—	380,000	764,589	1,144,589	61,711	1996	12/21/2016	297
Oak Hill	WV	—	388,540	1,198,398	—	—	388,540	1,198,398	1,586,938	49,933	2016	12/28/2017	300

Automotive Service
Flagstaff	AZ	—	144,821	417,485	8,150	36	144,821	425,671	570,492	348,013	1999	8/29/1997	300
Mesa	AZ	—	210,620	475,072	—	—	210,620	475,072	685,692	315,919	1987	5/14/2002	300
Phoenix	AZ	—	189,341	546,984	—	—	189,341	546,984	736,325	363,745	1989	5/14/2002	300
Phoenix	AZ	—	384,608	279,824	—	—	384,608	279,824	664,432	186,081	1993	5/14/2002	300
Sierra Vista	AZ	—	175,114	345,508	—	—	175,114	345,508	520,622	229,761	1989	5/14/2002	300
Tucson	AZ	—	226,596	437,972	—	—	226,596	437,972	664,568	291,249	1987	5/14/2002	300
Bakersfield	CA	—	65,165	206,927	—	—	65,165	206,927	272,092	137,605	1991	5/14/2002	300
Bakersfield	CA	—	940,000	1,463,025	—	—	940,000	1,463,025	2,403,025	104,850	2004	3/28/2017	300
Bakersfield	CA	—	980,000	1,487,009	—	—	980,000	1,487,009	2,467,009	106,569	2006	3/28/2017	300
Bakersfield	CA	—	860,000	1,926,663	—	—	860,000	1,926,663	2,786,663	138,078	2014	3/28/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Bakersfield	CA	—	890,000	1,134,618	—	—	890,000	1,134,618	2,024,618	81,314	2005	3/28/2017	300
Bakersfield	CA	—	1,330,000	2,443,052	—	—	1,330,000	2,443,052	3,773,052	134,368	2017	8/22/2017	300
Chula Vista	CA	—	313,293	409,654	26,019	177	313,293	435,850	749,143	374,260	1996	1/19/1996	295
Dublin	CA	—	415,620	1,153,928	—	—	415,620	1,153,928	1,569,548	767,360	1982	5/14/2002	300
Folsom	CA	—	471,813	325,610	—	—	471,813	325,610	797,423	216,529	1992	5/14/2002	300
Indio	CA	—	264,956	265,509	—	—	264,956	265,509	530,465	176,561	1984	5/14/2002	300
Lancaster	CA	—	730,000	1,462,400	—	—	730,000	1,462,400	2,192,400	104,805	2009	3/28/2017	300
Los Angeles	CA	—	580,446	158,876	—	—	580,446	158,876	739,322	105,651	1986	5/14/2002	300
Oxnard	CA	—	186,980	198,236	—	—	186,980	198,236	385,216	131,825	1980	5/14/2002	300
Palmdale	CA	—	1,010,000	2,313,240	—	—	1,010,000	2,313,240	3,323,240	165,782	2014	3/28/2017	300
Simi Valley	CA	—	213,920	161,012	—	—	213,920	161,012	374,932	107,071	1983	5/14/2002	300
Stockton	CA	—	1,395,822	2,882,282	—	—	1,395,822	2,882,282	4,278,104	686,944	1986	1/22/2013	300
Vacaville	CA	—	358,067	284,931	—	—	358,067	284,931	642,998	189,477	1995	5/14/2002	300
Aurora	CO	—	231,314	430,495	—	115	231,314	430,610	661,924	194,555	1977	9/4/2007	300
Broomfield	CO	—	154,930	503,626	—	2,667	154,930	506,294	661,224	453,354	1996	3/15/1996	300
Colorado Springs	CO	—	1,700,706	2,042,960	—	—	1,700,706	2,042,960	3,743,666	10,215	2016	11/16/2018	300
Denver	CO	—	79,717	369,587	—	79	79,717	369,666	449,383	369,666	1985	10/8/1985	N/A
Denver	CO	—	239,024	444,785	—	115	239,024	444,900	683,924	201,009	1961	9/4/2007	300
Lakewood	CO	—	70,422	132,296	—	—	70,422	132,296	202,718	59,754	1977	9/4/2007	300
Thornton	CO	—	276,084	415,464	—	316	276,084	415,779	691,863	365,008	1997	10/31/1996	300
Cheshire	CT	—	531,812	545,860	—	—	531,812	545,860	1,077,672	20,925	1997	1/12/2018	300
Southington	CT	—	225,882	672,910	—	172	225,882	673,082	898,964	579,885	1996	6/6/1997	300
Vernon	CT	—	81,529	300,518	—	—	81,529	300,518	382,047	198,843	1985	6/27/2002	300
Jacksonville	FL	—	76,585	355,066	28,668	178	76,585	383,912	460,497	363,889	1985	12/23/1985	225
Miami Gardens	FL	—	163,239	262,726	—	—	163,239	262,726	425,965	173,837	1983	6/27/2002	300
Orange City	FL	—	99,613	139,008	—	—	99,613	139,008	238,621	92,438	1988	5/14/2002	300
Atlanta	GA	—	309,474	574,737	—	—	309,474	574,737	884,211	202,116	1960	3/25/2010	300
Bogart	GA	—	66,807	309,733	—	—	66,807	309,733	376,540	309,733	1984	12/20/1985	N/A
Duluth	GA	—	222,275	316,925	2,288	89	222,275	319,301	541,576	267,331	1998	6/20/1997	299
Duluth	GA	—	290,842	110,056	—	—	290,842	110,056	400,898	73,185	1986	5/14/2002	300
Kennesaw	GA	—	266,865	139,425	—	—	266,865	139,425	406,290	92,716	1986	5/14/2002	300
Marietta	GA	—	69,561	346,024	—	41	69,561	346,065	415,626	346,065	1986	6/3/1986	N/A
Norcross	GA	—	244,124	151,831	—	—	244,124	151,831	395,955	100,966	1991	5/14/2002	300
Norcross	GA	—	503,773	937,121	39,032	—	503,773	976,153	1,479,926	484,583	1982	11/22/2006	294
Riverdale	GA	—	58,444	270,961	—	—	58,444	270,961	329,405	270,961	1984	1/15/1986	N/A
Snellville	GA	—	253,316	132,124	—	—	253,316	132,124	385,440	87,861	1988	5/14/2002	300
Tucker	GA	—	78,646	364,625	32,603	3,258	78,646	400,485	479,131	383,552	1985	12/18/1985	151
Marietta	GA	—	60,900	293,461	67,871	—	60,900	361,332	422,232	339,926	1985	12/26/1985	190
Arlington Hts	IL	—	441,437	215,983	—	—	441,437	215,983	657,420	143,627	1985	5/14/2002	300
Chicago	IL	—	329,076	255,294	—	—	329,076	255,294	584,370	169,768	1990	5/14/2002	300
Westchester	IL	—	421,239	184,812	—	—	421,239	184,812	606,051	122,898	1984	5/14/2002	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Anderson	IN	—	232,170	385,661	—	179	232,170	385,840	618,010	324,780	1996	12/19/1997	300
Indianapolis	IN	—	231,384	428,307	—	130	231,384	428,437	659,821	382,037	1995	9/27/1996	300
Michigan City	IN	—	389,573	297,650	—	—	389,573	297,650	687,223	197,936	1977	5/14/2002	300
Warsaw	IN	—	140,893	228,116	—	—	140,893	228,116	369,009	151,696	1992	5/14/2002	300
Topeka	KS	—	32,022	60,368	—	—	32,022	60,368	92,390	27,266	1966	9/4/2007	300
Wichita	KS	—	787,377	1,463,936	78,745	70,913	787,377	1,613,594	2,400,971	770,617	1990	11/1/2006	286
Wichita	KS	—	550,000	1,103,825	—	—	550,000	1,103,825	1,653,825	57,031	2008	9/21/2017	300
Louisville	KY	—	56,054	259,881	—	12	56,054	259,893	315,947	259,891	1985	12/17/1985	30
East Wareham	MA	—	149,680	278,669	—	—	149,680	278,669	428,349	185,312	1983	5/14/2002	300
Fairhaven	MA	—	138,957	289,294	—	—	138,957	289,294	428,251	192,378	1983	5/14/2002	300
Gardner	MA	—	138,990	289,361	—	—	138,990	289,361	428,351	192,423	1988	5/14/2002	300
Hyannis	MA	—	180,653	458,522	—	—	180,653	458,522	639,175	303,389	1976	6/27/2002	300
Lenox	MA	—	287,769	535,273	—	—	287,769	535,273	823,042	423,746	1998	3/31/1999	300
Newburyport	MA	—	274,698	466,449	—	—	274,698	466,449	741,147	308,634	1980	6/27/2002	300
North Reading	MA	—	180,546	351,161	—	—	180,546	351,161	531,707	233,520	1988	5/14/2002	300
Orleans	MA	—	138,212	394,065	—	—	138,212	394,065	532,277	262,051	1984	5/14/2002	300
Teaticket	MA	—	191,302	340,539	—	—	191,302	340,539	531,841	226,457	1980	5/14/2002	300
Aberdeen	MD	—	223,617	225,605	—	—	223,617	225,605	449,222	149,276	1986	6/27/2002	300
Bethesda	MD	—	282,717	525,928	—	—	282,717	525,928	808,645	237,544	1959	9/4/2007	300
Capitol Heights	MD	—	534,854	219,979	—	—	534,854	219,979	754,833	146,282	1985	5/14/2002	300
Clinton	MD	—	70,880	328,620	11,440	—	70,880	340,060	410,940	337,295	1984	11/15/1985	180
Lexington Park	MD	—	103,796	335,288	—	—	103,796	335,288	439,084	222,963	1987	5/14/2002	300
Kalamazoo	MI	—	389,549	296,975	—	—	389,549	296,975	686,524	197,487	1992	5/14/2002	300
Portage	MI	—	400,297	286,441	—	—	400,297	286,441	686,738	190,481	1979	5/14/2002	300
Southfield	MI	—	275,952	350,765	—	—	275,952	350,765	626,717	233,257	1991	5/14/2002	300
Troy	MI	—	214,893	199,299	—	—	214,893	199,299	414,192	132,532	1983	5/14/2002	300
Saint Cloud	MN	—	203,338	258,626	—	—	203,338	258,626	461,964	171,125	1954	6/27/2002	300
Independence	MO	—	297,641	233,152	4,467	3,958	297,641	241,577	539,218	213,988	1991	12/20/1996	300
Arden	NC	—	1,010,000	1,290,755	—	—	1,010,000	1,290,755	2,300,755	66,689	2009	9/21/2017	300
Asheville	NC	—	441,746	242,565	—	—	441,746	242,565	684,311	161,304	1985	5/14/2002	300
Asheville	NC	—	838,421	1,558,792	480	27,477	838,421	1,586,749	2,425,170	763,075	1987	11/1/2006	298
Asheville	NC	—	960,000	1,314,406	—	—	960,000	1,314,406	2,274,406	67,911	2011	9/21/2017	300
Concord	NC	—	237,688	357,976	6,863	26	237,688	364,865	602,553	294,866	1998	11/5/1997	298
Durham	NC	—	55,074	255,336	—	647	55,074	255,983	311,057	255,983	1985	11/13/1985	N/A
Durham	NC	—	354,676	364,603	64,000	12	354,676	428,615	783,291	330,635	1997	3/31/1997	281
Fayetteville	NC	—	224,326	257,733	—	131	224,326	257,865	482,191	217,040	1988	12/3/1997	300
Greensboro	NC	—	286,068	244,606	—	—	286,068	244,606	530,674	162,654	1976	5/14/2002	300
Matthews	NC	—	295,580	338,472	17,484	16,095	295,580	372,050	667,630	294,873	1998	2/27/1998	284
Pineville	NC	—	254,460	355,630	50,770	23	254,460	406,424	660,884	305,500	1997	4/16/1997	292
Raleigh	NC	—	89,145	413,301	—	—	89,145	413,301	502,446	413,301	1985	10/28/1985	N/A
Raleigh	NC	—	398,694	263,621	—	—	398,694	263,621	662,315	223,603	1989	10/1/1997	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Salisbury	NC	—	235,614	150,592	—	—	235,614	150,592	386,206	100,142	1989	5/14/2002	300
Weaverville	NC	—	470,000	1,595,752	—	—	470,000	1,595,752	2,065,752	82,447	2014	9/21/2017	300
Lincoln	NE	—	337,138	316,958	—	—	337,138	316,958	654,096	210,774	1985	5/14/2002	300
Cherry Hill	NJ	—	463,808	862,240	—	—	463,808	862,240	1,326,048	389,445	1960	9/4/2007	300
Edison	NJ	—	448,936	238,773	—	—	448,936	238,773	687,709	158,781	1974	5/14/2002	300
Glassboro	NJ	—	182,013	312,480	—	—	182,013	312,480	494,493	206,757	1988	6/27/2002	300
Hamilton Square	NJ	—	422,477	291,555	—	—	422,477	291,555	714,032	193,880	1995	5/14/2002	300
Randolph	NJ	—	452,629	390,163	—	—	452,629	390,163	842,792	259,456	1991	5/14/2002	300
Trenton	NJ	—	265,238	298,167	—	—	265,238	298,167	563,405	198,277	1982	5/14/2002	300
West Deptford	NJ	—	212,788	320,283	—	—	212,788	320,283	533,071	212,985	1989	5/14/2002	300
Westfield	NJ	—	705,337	288,720	—	—	705,337	288,720	994,057	191,994	1975	5/14/2002	300
Albuquerque	NM	—	231,553	430,026	—	—	231,553	430,026	661,579	151,226	1963	3/25/2010	300
Las Vegas	NV	—	326,879	359,101	—	—	326,879	359,101	685,980	238,800	1989	5/14/2002	300
Las Vegas	NV	—	316,441	369,768	—	—	316,441	369,768	686,209	245,894	1993	5/14/2002	300
Las Vegas	NV	—	252,169	562,715	—	—	252,169	562,715	814,884	374,203	1995	5/14/2002	300
Las Vegas	NV	—	1,940,015	3,624,877	—	—	1,940,015	3,624,877	5,564,892	863,929	1997	1/22/2013	300
Sparks	NV	—	326,813	306,311	—	—	326,813	306,311	633,124	203,695	1991	5/14/2002	300
Bethpage	NY	—	334,120	621,391	—	—	334,120	621,391	955,511	280,661	1966	9/4/2007	300
East Amherst	NY	—	260,708	484,788	—	—	260,708	484,788	745,496	383,782	1997	3/31/1999	300
East Syracuse	NY	—	250,609	466,264	—	—	250,609	466,264	716,873	369,114	1998	3/31/1999	300
Freeport	NY	—	134,828	251,894	—	—	134,828	251,894	386,722	113,772	1977	9/4/2007	300
Johnson City	NY	—	242,863	451,877	—	—	242,863	451,877	694,740	357,725	1998	3/31/1999	300
Queens Village	NY	—	242,775	451,749	—	—	242,775	451,749	694,524	204,040	1926	9/4/2007	300
Riverhead	NY	—	143,929	268,795	—	—	143,929	268,795	412,724	121,405	1920	9/4/2007	300
West Amherst	NY	—	268,692	499,619	—	—	268,692	499,619	768,311	395,523	1998	3/31/1999	300
Beavercreek	OH	—	205,000	492,538	—	—	205,000	492,538	697,538	429,328	1997	9/9/1996	300
Canal Winchester	OH	—	443,751	825,491	—	—	443,751	825,491	1,269,242	528,088	2002	8/21/2002	300
Centerville	OH	—	305,000	420,448	—	—	305,000	420,448	725,448	377,703	1996	6/28/1996	300
Cincinnati	OH	—	211,185	392,210	—	—	211,185	392,210	603,395	237,287	1985	11/3/2003	300
Cincinnati	OH	—	305,556	244,662	—	—	305,556	244,662	550,218	139,865	1988	9/17/2004	300
Cincinnati	OH	—	589,286	160,932	—	—	589,286	160,932	750,218	91,999	1985	9/17/2004	300
Cincinnati	OH	—	159,375	265,842	—	—	159,375	265,842	425,217	151,973	1986	9/17/2004	300
Cincinnati	OH	—	350,000	300,217	—	—	350,000	300,217	650,217	168,622	2001	12/20/2004	300
Cleveland	OH	—	337,593	451,944	—	—	337,593	451,944	789,537	282,465	1981	5/27/2003	300
Cleveland	OH	—	317,308	307,842	—	—	317,308	307,842	625,150	175,983	1987	9/17/2004	300
Columbus	OH	—	71,098	329,627	—	—	71,098	329,627	400,725	329,627	1985	10/2/1985	N/A
Columbus	OH	—	75,761	351,247	—	—	75,761	351,247	427,008	351,247	1985	10/24/1985	N/A
Columbus	OH	—	432,110	386,553	—	—	432,110	386,553	818,663	241,595	1985	5/27/2003	300
Columbus	OH	—	466,696	548,133	—	—	466,696	548,133	1,014,829	342,582	1986	5/27/2003	300
Columbus	OH	—	337,679	272,484	—	—	337,679	272,484	610,163	155,770	1985	9/17/2004	300
Columbus	OH	—	190,000	260,162	—	—	190,000	260,162	450,162	148,726	1985	9/17/2004	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Columbus	OH	—	371,429	278,734	—	—	371,429	278,734	650,163	159,342	1979	9/17/2004	300
Cuyahoga Falls	OH	—	253,750	271,400	—	—	253,750	271,400	525,150	155,150	1988	9/17/2004	300
Dayton	OH	—	70,000	324,538	—	—	70,000	324,538	394,538	324,538	1985	10/31/1985	N/A
Dayton	OH	—	349,091	251,127	—	—	349,091	251,127	600,218	143,560	1985	9/17/2004	300
Dublin	OH	—	437,887	428,046	—	—	437,887	428,046	865,933	267,528	1988	5/27/2003	300
Fairfield	OH	—	323,408	235,024	44,232	3,330	323,408	282,586	605,994	229,295	1987	9/17/1997	285
Fairlawn	OH	—	280,000	270,150	—	—	280,000	270,150	550,150	154,435	1986	9/17/2004	300
Findlay	OH	—	283,515	397,004	52,897	16,801	283,515	466,703	750,218	342,525	1996	12/24/1997	285
Hamilton	OH	—	252,608	413,279	—	—	252,608	413,279	665,887	356,105	1997	10/4/1996	300
Huber Heights	OH	—	282,000	449,381	—	—	282,000	449,381	731,381	394,706	1996	7/18/1996	300
Lima	OH	—	241,132	114,085	—	—	241,132	114,085	355,217	65,219	1986	9/17/2004	300
Marion	OH	—	100,000	275,162	—	—	100,000	275,162	375,162	154,549	2001	12/20/2004	300
Mason	OH	—	310,990	405,373	—	—	310,990	405,373	716,363	253,357	1997	5/27/2003	300
Mount Vernon	OH	—	216,115	375,357	—	114	216,115	375,471	591,586	316,039	1996	12/30/1997	300
Norwalk	OH	—	200,205	366,000	—	114	200,205	366,113	566,318	308,162	1996	12/19/1997	300
Parma	OH	—	268,966	381,184	—	—	268,966	381,184	650,150	217,910	1988	9/17/2004	300
Reynoldsburg	OH	—	267,750	497,371	—	—	267,750	497,371	765,121	284,331	1997	9/15/2004	300
Reynoldsburg	OH	—	374,000	176,162	—	—	374,000	176,162	550,162	100,706	1989	9/17/2004	300
Sandusky	OH	—	264,708	404,011	—	114	264,708	404,125	668,833	340,160	1996	12/19/1997	300
Solon	OH	—	794,305	222,797	—	—	794,305	222,797	1,017,102	139,248	1988	5/27/2003	300
Springboro	OH	—	191,911	522,902	—	—	191,911	522,902	714,813	455,637	1996	3/7/1997	300
Springfield	OH	—	320,000	280,217	—	—	320,000	280,217	600,217	160,191	1977	9/17/2004	300
Springfield	OH	—	189,091	136,127	—	—	189,091	136,127	325,218	77,819	1975	9/17/2004	300
Stow	OH	—	310,000	415,150	—	—	310,000	415,150	725,150	237,327	1986	9/17/2004	300
Toledo	OH	—	120,000	230,217	—	—	120,000	230,217	350,217	131,607	1985	9/17/2004	300
Toledo	OH	—	250,000	175,217	—	—	250,000	175,217	425,217	100,166	1961	9/17/2004	300
Toledo	OH	—	320,000	280,217	—	—	320,000	280,217	600,217	160,191	1984	9/17/2004	300
Toledo	OH	—	250,000	530,217	—	—	250,000	530,217	780,217	303,107	1976	9/17/2004	300
West Chester	OH	—	446,449	768,644	—	—	446,449	768,644	1,215,093	474,382	2003	3/11/2003	300
Willowick	OH	—	321,347	459,774	—	—	321,347	459,774	781,121	423,758	1995	12/22/1995	300
Zanesville	OH	—	125,000	300,162	—	—	125,000	300,162	425,162	171,592	1989	9/17/2004	300
Tulsa	OK	—	133,648	249,702	—	51	133,648	249,754	383,402	112,800	1990	9/4/2007	300
Portland	OR	—	251,499	345,952	—	58	251,499	346,010	597,509	224,985	1989	9/26/2002	300
Salem	OR	—	337,711	253,855	—	58	337,711	253,913	591,624	168,870	1976	5/14/2002	300
Bethel Park	PA	—	299,595	331,264	—	114	299,595	331,378	630,973	278,935	1996	12/19/1997	300
Bethlehem	PA	—	275,328	389,067	—	172	275,328	389,239	664,567	327,642	1996	12/19/1997	300
Bethlehem	PA	—	229,162	310,526	—	172	229,162	310,698	539,860	261,527	1996	12/24/1997	300
Bridgeville	PA	—	275,000	375,150	—	—	275,000	375,150	650,150	214,460	1986	9/17/2004	300
Coraopolis	PA	—	225,000	375,150	—	—	225,000	375,150	600,150	214,460	1987	9/17/2004	300
Harrisburg	PA	—	129,014	220,317	—	—	129,014	220,317	349,331	146,507	1991	5/14/2002	300
Monroeville	PA	—	275,000	250,150	—	—	275,000	250,150	525,150	143,002	1987	9/17/2004	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
North Wales	PA	—	2,813,873	4,379,809	—	—	2,813,873	4,379,809	7,193,682	1,043,855	1982	1/22/2013	300
Pittsburgh	PA	—	378,715	685,374	—	—	378,715	685,374	1,064,089	443,562	2002	1/17/2002	300
Pittsburgh	PA	—	219,938	408,466	—	—	219,938	408,466	628,404	247,122	1987	11/3/2003	300
Pittsburgh	PA	—	175,000	300,150	—	—	175,000	300,150	475,150	171,585	1987	9/17/2004	300
Pittsburgh	PA	—	243,750	406,400	—	—	243,750	406,400	650,150	232,325	1987	9/17/2004	300
Pittsburgh	PA	—	208,333	416,817	—	—	208,333	416,817	625,150	238,280	1987	9/17/2004	300
Pittsburgh	PA	—	121,429	303,721	—	—	121,429	303,721	425,150	173,627	1992	9/17/2004	300
Warminster	PA	—	319,918	216,999	—	—	319,918	216,999	536,917	144,301	1983	5/14/2002	300
Wexford	PA	—	284,375	240,775	—	—	284,375	240,775	525,150	137,643	1987	9/17/2004	300
York	PA	—	249,436	347,424	—	172	249,436	347,595	597,031	292,588	1996	12/30/1997	300
Charleston	SC	—	217,250	294,079	6,700	159	217,250	300,938	518,188	256,098	1997	3/13/1997	296
Columbia	SC	—	267,622	298,594	4,116	—	267,622	302,710	570,332	249,287	1998	11/5/1997	298
Greenville	SC	—	221,946	315,163	—	—	221,946	315,163	537,109	267,335	1997	3/31/1997	300
Lexington	SC	—	241,534	342,182	—	—	241,534	342,182	583,716	269,898	1999	9/24/1998	300
North Charleston	SC	—	174,980	341,466	14,074	153	174,980	355,692	530,672	286,012	1998	3/12/1998	294
Sioux Falls	SD	—	48,833	91,572	—	—	48,833	91,572	140,405	41,360	1947	9/4/2007	300
Antioch	TN	—	400,000	781,228	—	—	400,000	781,228	1,181,228	118,486	2008	3/24/2015	300
Athens	TN	—	760,000	1,068,639	—	—	760,000	1,068,639	1,828,639	55,213	2011	9/21/2017	300
Brentwood	TN	—	305,546	505,728	—	—	305,546	505,728	811,274	423,961	1997	5/28/1997	300
Columbia	TN	—	540,000	749,813	—	—	540,000	749,813	1,289,813	113,722	2007	3/24/2015	300
Gallatin	TN	—	720,000	862,737	—	—	720,000	862,737	1,582,737	130,848	2005	3/24/2015	300
Hendersonville	TN	—	175,764	327,096	—	—	175,764	327,096	502,860	208,796	1988	1/21/2003	300
Hendersonville	TN	—	680,000	972,437	—	—	680,000	972,437	1,652,437	147,486	2012	3/24/2015	300
Hermitage	TN	—	204,296	172,695	—	—	204,296	172,695	376,991	114,840	1987	5/14/2002	300
Hermitage	TN	—	480,000	789,017	—	—	480,000	789,017	1,269,017	119,668	2006	3/24/2015	300
Knoxville	TN	—	1,570,000	1,822,418	—	—	1,570,000	1,822,418	3,392,418	94,158	2014	9/21/2017	300
Madison	TN	—	175,769	327,068	—	—	175,769	327,068	502,837	208,778	1987	1/21/2003	300
Maryville	TN	—	1,090,000	1,092,328	—	—	1,090,000	1,092,328	2,182,328	56,437	2008	9/21/2017	300
Memphis	TN	—	108,094	217,079	—	—	108,094	217,079	325,173	144,355	1986	5/14/2002	300
Memphis	TN	—	214,110	193,591	—	—	214,110	193,591	407,701	128,735	1986	5/14/2002	300
Memphis	TN	—	215,017	216,794	—	—	215,017	216,794	431,811	143,446	1986	6/27/2002	300
Mount Juliet	TN	—	540,000	929,909	—	—	540,000	929,909	1,469,909	141,036	2011	3/24/2015	300
Murfreesboro	TN	—	150,411	215,528	—	—	150,411	215,528	365,939	143,324	1986	5/14/2002	300
Murfreesboro	TN	—	563,164	814,275	—	—	563,164	814,275	1,377,439	123,498	2009	3/24/2015	300
Murfreesboro	TN	—	550,000	851,709	—	—	550,000	851,709	1,401,709	129,176	2009	3/24/2015	300
Nashville	TN	—	342,960	227,440	—	—	342,960	227,440	570,400	193,653	1988	9/17/1997	300
Nashville	TN	—	600,000	752,612	—	—	600,000	752,612	1,352,612	114,146	2015	3/24/2015	300
Nashville	TN	—	510,210	792,902	—	—	510,210	792,902	1,303,112	120,257	2006	3/24/2015	300
Nashville	TN	—	568,793	822,413	—	—	568,793	822,413	1,391,206	124,733	2014	3/24/2015	300
Oak Ridge	TN	—	750,000	1,030,152	—	—	750,000	1,030,152	1,780,152	53,225	2009	9/21/2017	300
Ooltewah	TN	—	940,000	1,193,572	—	—	940,000	1,193,572	2,133,572	61,668	2009	9/21/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Smyrna	TN	—	560,000	874,142	—	—	560,000	874,142	1,434,142	132,578	2010	3/24/2015	300
Carrollton	TX	—	174,284	98,623	—	—	174,284	98,623	272,907	65,582	1976	5/14/2002	300
Carrollton	TX	—	177,041	199,088	—	—	177,041	199,088	376,129	132,392	1987	5/14/2002	300
Copperas Cove	TX	—	820,000	1,069,475	—	—	820,000	1,069,475	1,889,475	101,600	2010	8/9/2016	300
Dallas	TX	—	234,604	325,951	12,719	15,373	234,604	354,044	588,648	309,219	1996	2/19/1996	288
Fort Worth	TX	—	83,530	111,960	—	—	83,530	111,960	195,490	74,452	1976	5/14/2002	300
Helotes	TX	—	1,360,000	1,032,521	—	—	1,360,000	1,032,521	2,392,521	53,347	2008	9/21/2017	300
Houston	TX	—	285,000	369,697	—	311	285,000	370,008	655,008	313,847	1997	8/8/1997	300
Houston	TX	—	2,350,000	1,115,798	—	—	2,350,000	1,115,798	3,465,798	120,878	1988	4/5/2016	300
Humble	TX	—	257,169	325,652	—	—	257,169	325,652	582,821	216,557	1993	5/14/2002	300
Killeen	TX	—	710,000	991,863	—	—	710,000	991,863	1,701,863	94,227	2009	8/9/2016	300
Killeen	TX	—	210,000	1,596,000	—	—	210,000	1,596,000	1,806,000	151,620	1982	8/9/2016	300
Lake Jackson	TX	—	197,170	256,376	—	—	197,170	256,376	453,546	170,488	1992	5/14/2002	300
Lewisville	TX	—	199,942	324,736	—	—	199,942	324,736	524,678	290,638	1996	2/14/1996	300
Lewisville	TX	—	130,238	207,683	—	—	130,238	207,683	337,921	137,417	1986	6/27/2002	300
Pflugerville	TX	—	410,000	1,356,656	—	—	410,000	1,356,656	1,766,656	128,882	2015	8/9/2016	300
Temple	TX	—	530,000	1,453,900	—	—	530,000	1,453,900	1,983,900	138,120	2012	8/9/2016	300
Waco	TX	—	232,105	431,053	—	—	232,105	431,053	663,158	151,587	1968	3/25/2010	300
American Fork	UT	—	849,848	2,561,827	—	—	849,848	2,561,827	3,411,675	542,253	2006	9/26/2013	300
Cottonwood Hghts	UT	—	720,000	1,734,194	—	—	720,000	1,734,194	2,454,194	170,529	2011	7/20/2016	300
Draper	UT	—	1,220,000	1,574,521	—	—	1,220,000	1,574,521	2,794,521	154,828	2006	7/20/2016	300
Layton	UT	—	390,000	1,575,711	—	—	390,000	1,575,711	1,965,711	254,740	1997	12/16/2014	300
Park City	UT	—	780,000	1,082,808	—	—	780,000	1,082,808	1,862,808	175,054	2004	12/16/2014	300
South Jordan	UT	—	1,620,150	1,879,850	—	—	1,620,150	1,879,850	3,500,000	391,635	2010	10/15/2013	300
Chesapeake	VA	—	620,000	878,059	—	—	620,000	878,059	1,498,059	62,928	1999	3/9/2017	300
Chesapeake	VA	—	1,030,000	423,911	—	—	1,030,000	423,911	1,453,911	30,380	1988	3/9/2017	300
Chesapeake	VA	—	750,000	806,516	—	—	750,000	806,516	1,556,516	57,800	2000	3/9/2017	300
Chesapeake	VA	—	1,300,000	1,889,265	—	—	1,300,000	1,889,265	3,189,265	135,397	2008	3/9/2017	300
Hampton	VA	—	710,000	734,904	—	—	710,000	734,904	1,444,904	52,668	2000	3/9/2017	300
Hampton	VA	—	460,000	329,113	—	—	460,000	329,113	789,113	23,586	1966	3/9/2017	300
Hampton	VA	—	720,000	835,007	—	—	720,000	835,007	1,555,007	59,842	1997	3/9/2017	300
Newport news	VA	—	450,000	830,388	—	—	450,000	830,388	1,280,388	59,511	1995	3/9/2017	300
Newport News	VA	—	350,000	573,817	—	—	350,000	573,817	923,817	41,124	1975	3/9/2017	300
Norfolk	VA	—	460,000	522,772	—	—	460,000	522,772	982,772	37,465	1990	3/9/2017	300
Norfolk	VA	—	530,000	672,381	—	—	530,000	672,381	1,202,381	48,187	1960	3/9/2017	300
Norfolk	VA	—	630,000	496,275	—	—	630,000	496,275	1,126,275	35,622	1983	3/9/2017	300
Richmond	VA	—	403,549	876,981	—	—	403,549	876,981	1,280,530	523,667	2005	10/17/2002	300
Roanoke	VA	—	349,628	322,545	—	153	349,628	322,698	672,326	271,633	1995	12/19/1997	300
Suffolk	VA	—	790,000	504,279	—	—	790,000	504,279	1,294,279	36,140	1968	3/9/2017	300
Virginia beach	VA	—	760,000	417,873	—	—	760,000	417,873	1,177,873	29,948	1972	3/9/2017	300
Virginia Beach	VA	—	1,070,000	342,099	—	—	1,070,000	342,099	1,412,099	24,517	1987	3/9/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Virginia beach	VA	—	930,000	321,534	—	—	930,000	321,534	1,251,534	23,043	1991	3/9/2017	300
Virginia Beach	VA	—	480,000	386,732	—	—	480,000	386,732	866,732	27,716	1991	3/9/2017	300
Virginia Beach	VA	—	670,000	460,364	—	—	670,000	460,364	1,130,364	32,993	1991	3/9/2017	300
Virginia beach	VA	—	890,000	1,358,843	—	—	890,000	1,358,843	2,248,843	97,384	2005	3/9/2017	300
Warrenton	VA	—	186,723	241,173	—	—	186,723	241,173	427,896	160,377	1994	5/14/2002	300
Bremerton	WA	—	261,172	373,080	—	2,621	261,172	375,701	636,873	332,404	1997	7/24/1996	300
Tacoma	WA	—	109,127	202,691	—	—	109,127	202,691	311,818	91,549	1976	9/4/2007	300
Cudahy	WI	—	470,000	1,208,890	—	—	470,000	1,208,890	1,678,890	118,874	1957	7/14/2016	300
Franklin	WI	—	1,090,000	2,175,218	—	—	1,090,000	2,175,218	3,265,218	213,896	1989	7/14/2016	300
Menomonee Falls	WI	—	1,280,000	1,892,112	—	—	1,280,000	1,892,112	3,172,112	186,058	1989	7/14/2016	300
Milwaukee	WI	—	173,005	499,244	—	—	173,005	499,244	672,249	460,136	1995	12/22/1995	300
Milwaukee	WI	—	152,509	475,480	—	—	152,509	475,480	627,989	423,969	1996	9/27/1996	300
Mount Pleasant	WI	—	184,002	114,167	—	—	184,002	114,167	298,169	75,920	1975	5/14/2002	300
New Berlin	WI	—	188,491	466,268	55,866	507	188,491	522,641	711,132	440,675	1994	12/22/1995	293
Oshkosh	WI	—	150,000	820,494	—	—	150,000	820,494	970,494	80,682	2002	7/14/2016	300
West Milwaukee	WI	—	780,000	1,747,681	—	—	780,000	1,747,681	2,527,681	171,855	2015	7/14/2016	300

Automotive Tire Services
Athens	AL	—	760,031	1,413,494	—	—	760,031	1,413,494	2,173,525	685,540	1997	11/22/2006	300
Auburn	AL	—	660,210	1,228,112	—	—	660,210	1,228,112	1,888,322	595,630	2003	11/22/2006	300
Birmingham	AL	—	635,111	1,180,909	—	—	635,111	1,180,909	1,816,020	572,737	2001	11/22/2006	300
Birmingham	AL	—	620,270	1,153,493	—	—	620,270	1,153,493	1,773,763	559,440	2004	11/22/2006	300
Daphne	AL	—	876,139	1,629,123	—	—	876,139	1,629,123	2,505,262	790,121	1995	11/22/2006	300
Decatur	AL	—	635,111	1,181,499	—	—	635,111	1,181,499	1,816,610	573,023	1998	11/22/2006	300
Decatur	AL	—	1,100,000	1,336,744	—	—	1,100,000	1,336,744	2,436,744	95,800	2017	3/29/2017	300
Dothan	AL	—	455,651	565,343	—	—	455,651	565,343	1,020,994	229,568	2008	6/10/2008	300
Foley	AL	—	870,031	1,617,357	—	—	870,031	1,617,357	2,487,388	784,414	1996	11/22/2006	300
Gardendale	AL	—	610,055	1,134,554	—	—	610,055	1,134,554	1,744,609	549,958	1970	11/22/2006	300
Hoover	AL	—	504,396	938,299	—	—	504,396	938,299	1,442,695	455,071	2002	11/22/2006	300
Huntsville	AL	—	499,843	929,863	—	—	499,843	929,863	1,429,706	450,979	1972	11/22/2006	300
Huntsville	AL	—	635,111	1,181,499	—	—	635,111	1,181,499	1,816,610	573,023	1997	11/22/2006	300
Madison	AL	—	635,111	1,181,532	—	—	635,111	1,181,532	1,816,643	573,039	1996	11/22/2006	300
Mobile	AL	—	635,111	1,181,499	—	—	635,111	1,181,499	1,816,610	573,023	2001	11/22/2006	300
Mobile	AL	—	525,750	977,810	—	—	525,750	977,810	1,503,560	474,234	1997	11/22/2006	300
Montgomery	AL	—	544,181	654,046	—	—	544,181	654,046	1,198,227	276,481	2008	1/24/2008	300
Orange Beach	AL	—	630,244	1,172,036	—	—	630,244	1,172,036	1,802,280	568,433	2005	11/22/2006	300
Pelham	AL	—	635,111	1,180,909	—	—	635,111	1,180,909	1,816,020	572,737	2001	11/22/2006	300
Phenix City	AL	—	630,244	1,172,024	—	—	630,244	1,172,024	1,802,268	568,427	2005	11/22/2006	300
Benton	AR	—	976,474	2,016,354	—	—	976,474	2,016,354	2,992,828	480,564	2009	1/22/2013	300
Tucson	AZ	—	178,297	396,004	—	—	178,297	396,004	574,301	396,004	1989	1/19/1990	N/A
Arvada	CO	—	301,489	931,092	—	—	301,489	931,092	1,232,581	675,079	2000	11/18/1999	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Aurora	CO	—	221,691	492,382	—	—	221,691	492,382	714,073	492,382	1988	1/29/1990	N/A
Aurora	CO	—	353,283	1,135,051	—	31,948	353,283	1,166,999	1,520,282	813,421	2001	3/10/2000	295
Colorado Springs	CO	—	280,193	622,317	—	—	280,193	622,317	902,510	622,317	1983	1/23/1990	N/A
Colorado Springs	CO	—	192,988	433,542	—	—	192,988	433,542	626,530	433,542	1987	5/20/1993	N/A
Denver	CO	—	688,292	1,331,224	—	—	688,292	1,331,224	2,019,516	851,947	2003	5/30/2002	300
Grand Junction	CO	—	1,121,415	2,315,649	—	—	1,121,415	2,315,649	3,437,064	551,896	2009	1/22/2013	300
Westminster	CO	—	526,620	1,099,523	—	—	526,620	1,099,523	1,626,143	782,529	2001	1/18/2000	300
Destin	FL	—	1,034,411	1,922,591	—	—	1,034,411	1,922,591	2,957,002	932,452	1999	11/22/2006	300
Fort Walton Beach	FL	—	635,111	1,181,032	—	—	635,111	1,181,032	1,816,143	572,797	1978	11/22/2006	300
Fort Walton Beach	FL	—	635,111	1,181,032	—	—	635,111	1,181,032	1,816,143	572,797	1978	11/22/2006	300
Lakeland	FL	—	500,000	645,402	—	—	500,000	645,402	1,145,402	524,040	1998	12/31/1997	300
Largo	FL	—	540,000	1,168,386	—	—	540,000	1,168,386	1,708,386	83,734	1983	3/29/2017	300
Middleburg	FL	—	1,167,247	2,410,289	5,843	—	1,167,247	2,416,132	3,583,379	579,542	2009	1/22/2013	300
Milton	FL	—	635,111	1,181,145	—	—	635,111	1,181,145	1,816,256	572,851	1997	11/22/2006	300
New Smyrna Beach	FL	—	570,000	638,386	—	—	570,000	638,386	1,208,386	45,751	1998	3/29/2017	300
Niceville	FL	—	920,803	1,711,621	—	—	920,803	1,711,621	2,632,424	830,132	2003	11/22/2006	300
Orlando	FL	—	635,111	1,181,076	—	—	635,111	1,181,076	1,816,187	572,818	1999	11/22/2006	300
Orlando	FL	—	630,244	1,172,023	—	—	630,244	1,172,023	1,802,267	568,427	2006	11/22/2006	300
Oviedo	FL	—	971,996	1,806,780	—	—	971,996	1,806,780	2,778,776	876,284	1996	11/22/2006	300
Pace	FL	—	630,244	1,171,993	—	—	630,244	1,171,993	1,802,237	568,413	2006	11/22/2006	300
Panama City	FL	—	635,111	1,181,076	—	—	635,111	1,181,076	1,816,187	572,818	1997	11/22/2006	300
Pensacola	FL	—	635,111	1,181,063	—	—	635,111	1,181,063	1,816,174	572,811	1996	11/22/2006	300
Pensacola	FL	—	588,305	1,094,130	—	—	588,305	1,094,130	1,682,435	530,649	1996	11/22/2006	300
Port Saint Lucie	FL	—	700,000	2,018,138	—	—	700,000	2,018,138	2,718,138	144,633	2017	3/29/2017	300
Saint Cloud	FL	—	525,207	976,968	—	—	525,207	976,968	1,502,175	473,825	2000	11/22/2006	300
Sanford	FL	—	630,244	1,172,023	—	—	630,244	1,172,023	1,802,267	568,427	2005	11/22/2006	300
Tallahassee	FL	—	419,902	781,405	—	—	419,902	781,405	1,201,307	378,977	1977	11/22/2006	300
Tallahassee	FL	—	611,916	1,137,986	—	—	611,916	1,137,986	1,749,902	551,919	1988	11/22/2006	300
Tampa	FL	—	427,395	472,030	—	—	427,395	472,030	899,425	383,291	1998	12/5/1997	300
Union Park	FL	—	1,004,103	1,866,287	—	—	1,004,103	1,866,287	2,870,390	905,145	2000	11/22/2006	300
Alpharetta	GA	—	630,244	1,171,870	—	—	630,244	1,171,870	1,802,114	568,353	2005	11/22/2006	300
Atlanta	GA	—	55,840	258,889	16,005	14,141	55,840	289,035	344,875	283,992	1985	11/27/1985	120
Canton	GA	—	1,010,000	1,352,903	—	—	1,010,000	1,352,903	2,362,903	245,777	2008	6/30/2014	300
Columbus	GA	—	630,244	1,171,988	—	—	630,244	1,171,988	1,802,232	568,410	2005	11/22/2006	300
Conyers	GA	—	531,935	1,180,296	—	—	531,935	1,180,296	1,712,231	788,564	2002	11/13/2001	300
Conyers	GA	—	635,111	1,181,027	—	—	635,111	1,181,027	1,816,138	572,794	2001	11/22/2006	300
Douglasville	GA	—	795,842	1,643,361	—	—	795,842	1,643,361	2,439,203	391,668	1987	1/22/2013	300
Duluth	GA	—	638,509	1,186,594	—	—	638,509	1,186,594	1,825,103	717,885	1998	11/29/2003	300
Hiram	GA	—	635,111	1,181,017	—	—	635,111	1,181,017	1,816,128	572,789	1998	11/22/2006	300
Kennesaw	GA	—	519,903	967,180	—	—	519,903	967,180	1,487,083	469,078	2004	11/22/2006	300
Kennesaw	GA	—	659,964	1,827,997	—	—	659,964	1,827,997	2,487,961	435,673	1991	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lawrenceville	GA	—	635,111	1,181,137	—	—	635,111	1,181,137	1,816,248	572,848	2002	11/22/2006	300
Lilburn	GA	—	994,894	1,807,565	—	—	994,894	1,807,565	2,802,459	430,803	1988	1/22/2013	300
Marietta	GA	—	500,293	930,657	—	—	500,293	930,657	1,430,950	451,365	1998	11/22/2006	300
McDonough	GA	—	635,111	1,181,032	—	—	635,111	1,181,032	1,816,143	572,797	1999	11/22/2006	300
McDonough	GA	—	910,000	1,400,696	—	—	910,000	1,400,696	2,310,696	254,460	2007	6/30/2014	300
Peachtree City	GA	—	625,316	1,162,827	—	—	625,316	1,162,827	1,788,143	563,967	1997	11/22/2006	300
Roswell	GA	—	515,617	959,138	—	—	515,617	959,138	1,474,755	465,178	1998	11/22/2006	300
Sandy Springs	GA	—	586,211	1,090,241	—	—	586,211	1,090,241	1,676,452	528,762	1998	11/22/2006	300
Stockbridge	GA	—	632,128	1,175,478	—	—	632,128	1,175,478	1,807,606	570,103	2002	11/22/2006	300
Union City	GA	—	970,000	938,386	—	—	970,000	938,386	1,908,386	67,251	1995	3/29/2017	300
Aurora	IL	—	513,204	953,885	—	—	513,204	953,885	1,467,089	577,096	1986	11/29/2003	300
Joliet	IL	—	452,267	840,716	—	—	452,267	840,716	1,292,983	508,629	1989	11/29/2003	300
Lombard	IL	—	428,170	795,965	—	2,000	428,170	797,965	1,226,135	483,063	1993	11/29/2003	300
Niles	IL	—	366,969	682,306	—	—	366,969	682,306	1,049,275	412,791	1991	11/29/2003	300
Orland Park	IL	—	663,087	1,232,240	—	—	663,087	1,232,240	1,895,327	745,501	1986	11/29/2003	300
Round Lake Beach	IL	—	472,132	236,585	—	—	472,132	236,585	708,717	157,327	1988	5/14/2002	300
Vernon Hills	IL	—	524,948	975,668	—	—	524,948	975,668	1,500,616	590,275	1991	11/29/2003	300
West Dundee	IL	—	530,835	986,628	—	—	530,835	986,628	1,517,463	596,906	1989	11/29/2003	300
Overland Park	KS	—	1,101,841	2,047,067	—	—	1,101,841	2,047,067	3,148,908	1,238,472	1992	11/29/2003	300
Wichita	KS	—	935,607	1,989,962	6,300	—	935,607	1,996,262	2,931,869	475,206	2009	1/22/2013	300
Winchester	KY	—	355,474	929,177	20,045	22,464	355,474	971,686	1,327,160	787,441	1998	6/30/1998	295
Baton Rouge	LA	—	1,158,316	2,391,847	—	—	1,158,316	2,391,847	3,550,163	570,057	2009	1/22/2013	300
Allston	MA	—	576,505	1,071,520	—	—	576,505	1,071,520	1,648,025	648,264	1947	11/29/2003	300
Billerica	MA	—	399,043	462,240	—	172	399,043	462,411	861,454	401,452	1996	4/2/1997	300
Shrewsbury	MA	—	721,065	1,339,913	—	—	721,065	1,339,913	2,060,978	810,643	1994	11/29/2003	300
Waltham	MA	—	338,955	630,279	—	—	338,955	630,279	969,234	381,315	1967	11/29/2003	300
Weymouth	MA	—	752,234	1,397,799	—	—	752,234	1,397,799	2,150,033	845,664	1994	11/29/2003	300
Woburn	MA	—	676,968	1,258,018	—	—	676,968	1,258,018	1,934,986	761,097	1992	11/29/2003	300
Annapolis	MD	—	780,806	1,450,860	—	—	780,806	1,450,860	2,231,666	877,766	1998	11/29/2003	300
Bowie	MD	—	734,558	1,364,970	—	—	734,558	1,364,970	2,099,528	825,803	1997	11/29/2003	300
Capitol Heights	MD	—	701,705	1,303,958	—	—	701,705	1,303,958	2,005,663	788,890	1993	11/29/2003	300
Germantown	MD	—	808,296	1,501,913	—	—	808,296	1,501,913	2,310,209	908,653	1997	11/29/2003	300
Waldorf	MD	—	427,033	793,854	—	—	427,033	793,854	1,220,887	480,277	2002	11/29/2003	300
Eagan	MN	—	902,443	845,536	—	—	902,443	845,536	1,747,979	689,137	1998	2/20/1998	300
Bridgeton	MO	—	1,120,470	—	—	—	1,120,470	—	1,120,470	—	1997	12/15/2017	N/A
Grandview	MO	—	347,150	711,024	—	—	347,150	711,024	1,058,174	577,148	1998	2/20/1998	300
Independence	MO	—	721,020	1,339,829	—	—	721,020	1,339,829	2,060,849	810,592	1994	11/29/2003	300
Lake Saint Louis	MO	—	1,222,303	2,019,908	59,710	—	1,222,303	2,079,618	3,301,921	487,744	2008	1/22/2013	298
St. Louis	MO	—	386,112	717,856	—	—	386,112	717,856	1,103,968	434,299	1997	11/29/2003	300
Charlotte	NC	—	508,100	457,295	—	—	508,100	457,295	965,395	285,809	1996	5/27/2003	300
Charlotte	NC	—	181,662	338,164	—	—	181,662	338,164	519,826	204,585	1995	11/29/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Clemmons	NC	—	630,000	1,100,160	—	—	630,000	1,100,160	1,730,160	489,571	2000	11/9/2007	300
Jamestown	NC	—	650,000	857,823	—	—	650,000	857,823	1,507,823	381,731	1998	11/9/2007	300
Matthews	NC	—	489,063	909,052	—	—	489,063	909,052	1,398,115	549,973	1995	11/29/2003	300
Omaha	NE	—	253,128	810,922	—	32	253,128	810,954	1,064,082	625,842	2000	3/4/1999	300
Manchester	NH	—	722,532	1,342,636	—	—	722,532	1,342,636	2,065,168	812,291	1992	11/29/2003	300
Newington	NH	—	690,753	1,283,624	—	—	690,753	1,283,624	1,974,377	776,589	1994	11/29/2003	300
Salem	NH	—	597,833	1,111,059	—	—	597,833	1,111,059	1,708,892	672,187	1995	11/29/2003	300
Deptford	NJ	—	619,376	1,151,062	—	—	619,376	1,151,062	1,770,438	696,388	1993	11/29/2003	300
Maple Shade	NJ	—	508,285	944,750	—	—	508,285	944,750	1,453,035	571,570	1993	11/29/2003	300
Northfield	NJ	—	1,364,997	2,361,337	—	—	1,364,997	2,361,337	3,726,334	562,785	2010	1/22/2013	300
Albuquerque	NM	—	1,210,015	2,498,602	—	—	1,210,015	2,498,602	3,708,617	595,500	2009	1/22/2013	300
Akron	OH	—	242,133	450,467	—	—	242,133	450,467	692,600	272,528	1991	11/29/2003	300
Cambridge	OH	—	103,368	192,760	—	—	103,368	192,760	296,128	116,616	1984	11/29/2003	300
Canton	OH	—	337,161	626,948	—	—	337,161	626,948	964,109	379,300	1992	11/29/2003	300
Cleveland	OH	—	582,107	1,081,848	—	—	582,107	1,081,848	1,663,955	654,514	1960	11/29/2003	300
Columbus	OH	—	385,878	717,422	—	—	385,878	717,422	1,103,300	434,036	1982	11/29/2003	300
Edmond	OK	—	1,240,403	2,561,350	—	—	1,240,403	2,561,350	3,801,753	610,455	2009	1/22/2013	300
Oklahoma City	OK	—	509,370	752,691	—	—	509,370	752,691	1,262,061	588,524	1999	9/24/1998	300
Oklahoma City	OK	—	1,127,056	2,327,297	15,950	—	1,127,056	2,343,247	3,470,303	556,417	2009	1/22/2013	300
Owasso	OK	—	1,078,296	2,226,612	12,488	—	1,078,296	2,239,100	3,317,396	536,445	2008	1/22/2013	299
Tulsa	OK	—	964,367	1,996,137	14,191	—	964,367	2,010,328	2,974,695	481,019	2009	1/22/2013	299
Yukon	OK	—	1,173,070	2,422,313	27,799	—	1,173,070	2,450,111	3,623,181	586,399	2008	1/22/2013	298
Greensburg	PA	—	594,891	1,105,589	—	—	594,891	1,105,589	1,700,480	668,877	1996	11/29/2003	300
Lancaster	PA	—	431,050	801,313	—	—	431,050	801,313	1,232,363	484,790	1992	11/29/2003	300
Mechanicsburg	PA	—	455,854	847,377	—	—	455,854	847,377	1,303,231	512,659	1991	11/29/2003	300
Monroeville	PA	—	723,660	1,344,733	—	—	723,660	1,344,733	2,068,393	813,559	1995	11/29/2003	300
Philadelphia	PA	—	334,939	622,821	—	—	334,939	622,821	957,760	376,803	1993	11/29/2003	300
Pittsburgh	PA	—	384,756	715,339	—	—	384,756	715,339	1,100,095	432,776	1985	11/29/2003	300
York	PA	—	389,291	723,760	—	—	389,291	723,760	1,113,051	437,871	1991	11/29/2003	300
East Providence	RI	—	580,000	1,459,272	—	—	580,000	1,459,272	2,039,272	104,581	1968	3/29/2017	300
Clover	SC	—	610,000	1,360,347	—	—	610,000	1,360,347	1,970,347	97,492	2017	3/29/2017	300
Columbia	SC	—	343,785	295,001	183,130	—	343,785	478,131	821,916	437,229	1997	2/7/1997	300
Little River	SC	—	340,000	868,386	—	—	340,000	868,386	1,208,386	62,234	1987	3/29/2017	300
Sioux Falls	SD	—	332,979	498,108	—	—	332,979	498,108	831,087	405,972	1998	2/27/1998	300
Goodlettsville	TN	—	601,306	1,117,504	—	—	601,306	1,117,504	1,718,810	676,086	1991	11/29/2003	300
Hermitage	TN	—	560,443	1,011,799	—	—	560,443	1,011,799	1,572,242	664,356	2001	5/9/2001	300
Allen	TX	—	1,162,614	2,400,722	46,748	—	1,162,614	2,447,470	3,610,084	593,793	2009	1/22/2013	297
Arlington	TX	—	599,558	1,114,256	—	—	599,558	1,114,256	1,713,814	674,121	1996	11/29/2003	300
Austin	TX	—	185,454	411,899	—	—	185,454	411,899	597,353	411,899	1988	2/6/1990	N/A
Austin	TX	—	710,485	1,320,293	—	—	710,485	1,320,293	2,030,778	798,773	2003	11/29/2003	300
Austin	TX	—	590,828	1,098,073	—	—	590,828	1,098,073	1,688,901	664,329	2002	11/29/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Austin	TX	—	569,909	1,059,195	—	—	569,909	1,059,195	1,629,104	640,809	1997	11/29/2003	300
Austin	TX	—	532,497	989,715	—	—	532,497	989,715	1,522,212	598,773	1984	11/29/2003	300
Austin	TX	—	1,066,021	2,201,264	—	—	1,066,021	2,201,264	3,267,285	524,635	2009	1/22/2013	300
Carrollton	TX	—	568,401	1,056,394	—	—	568,401	1,056,394	1,624,795	639,114	1992	11/29/2003	300
Conroe	TX	—	396,068	736,346	—	—	396,068	736,346	1,132,414	445,485	1996	11/29/2003	300
Crowley	TX	—	1,103,218	2,278,074	—	—	1,103,218	2,278,074	3,381,292	542,941	2008	1/22/2013	300
Dallas	TX	—	191,267	424,811	47,615	—	191,267	472,426	663,693	426,619	1987	1/26/1990	230
Fort Worth	TX	—	543,950	1,010,984	—	—	543,950	1,010,984	1,554,934	611,641	1996	11/29/2003	300
Garland	TX	—	242,887	539,461	33,982	26,371	242,887	599,814	842,701	564,558	1988	1/19/1990	162
Houston	TX	—	151,018	335,417	—	58	151,018	335,474	486,492	335,467	1987	1/25/1990	30
Houston	TX	—	392,113	729,002	—	—	392,113	729,002	1,121,115	441,042	1993	11/29/2003	300
Houston	TX	—	1,030,379	1,914,353	—	—	1,030,379	1,914,353	2,944,732	1,158,179	1993	11/29/2003	300
Houston	TX	—	619,101	1,150,551	—	—	619,101	1,150,551	1,769,652	696,079	1993	11/29/2003	300
Houston	TX	—	642,495	1,193,997	—	—	642,495	1,193,997	1,836,492	722,364	1993	11/29/2003	300
Houston	TX	—	872,866	1,621,829	—	—	872,866	1,621,829	2,494,695	981,203	1991	11/29/2003	300
Houston	TX	—	1,100,000	613,509	—	—	1,100,000	613,509	1,713,509	43,968	1977	3/29/2017	300
Humble	TX	—	612,414	1,138,132	—	—	612,414	1,138,132	1,750,546	688,566	1997	11/29/2003	300
League City	TX	—	1,032,003	2,131,018	—	—	1,032,003	2,131,018	3,163,021	507,893	2008	1/22/2013	300
Leon Valley	TX	—	178,221	395,834	—	—	178,221	395,834	574,055	395,834	1987	1/17/1990	N/A
Leon Valley	TX	—	529,967	985,046	—	—	529,967	985,046	1,515,013	595,948	1992	11/29/2003	300
Mesquite	TX	—	591,538	1,099,363	—	—	591,538	1,099,363	1,690,901	665,111	1991	11/29/2003	300
Pasadena	TX	—	107,391	238,519	—	58	107,391	238,576	345,967	238,569	1986	1/24/1990	60
Pearland	TX	—	935,739	1,932,240	—	—	935,739	1,932,240	2,867,979	460,517	2007	1/22/2013	300
Plano	TX	—	187,564	417,157	700	91	187,564	417,948	605,512	417,158	1987	1/18/1990	300
Plano	TX	—	494,407	918,976	—	—	494,407	918,976	1,413,383	555,976	1994	11/29/2003	300
Richardson	TX	—	555,188	1,031,855	—	—	555,188	1,031,855	1,587,043	624,268	1982	11/29/2003	300
Rockwall	TX	—	1,178,158	2,432,819	—	—	1,178,158	2,432,819	3,610,977	579,822	2008	1/22/2013	300
San Antonio	TX	—	245,164	544,518	—	—	245,164	544,518	789,682	544,518	1987	2/14/1990	N/A
San Antonio	TX	—	688,249	1,278,967	—	—	688,249	1,278,967	1,967,216	773,771	1990	11/29/2003	300
Stafford	TX	—	706,786	1,313,395	—	—	706,786	1,313,395	2,020,181	794,600	1991	11/29/2003	300
Waco	TX	—	401,999	747,362	—	—	401,999	747,362	1,149,361	452,150	1995	11/29/2003	300
Weatherford	TX	—	971,317	2,005,706	—	—	971,317	2,005,706	2,977,023	478,026	2008	1/22/2013	300
Webster	TX	—	600,261	1,115,563	—	—	600,261	1,115,563	1,715,824	674,911	1996	11/29/2003	300
Pasadena	TX	—	147,535	274,521	13,661	11,252	147,535	299,434	446,969	233,763	1984	12/31/1998	283
Bountiful	UT	—	183,750	408,115	—	—	183,750	408,115	591,865	408,115	1988	1/30/1990	N/A
Alexandria	VA	—	542,791	1,008,832	—	—	542,791	1,008,832	1,551,623	610,340	2001	11/29/2003	300
Alexandria	VA	—	592,698	1,101,517	—	—	592,698	1,101,517	1,694,215	666,413	1974	11/29/2003	300
Chesapeake	VA	—	770,000	1,112,334	—	—	770,000	1,112,334	1,882,334	494,989	2000	11/9/2007	300
Chester	VA	—	1,204,525	2,487,265	—	—	1,204,525	2,487,265	3,691,790	592,798	2009	1/22/2013	300
Lynchburg	VA	—	342,751	637,329	—	—	342,751	637,329	980,080	385,580	1994	11/29/2003	300
Virginia Beach	VA	—	780,000	1,026,384	375	—	780,000	1,026,759	1,806,759	456,767	1998	11/9/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Woodbridge	VA	—	774,854	1,439,806	—	—	774,854	1,439,806	2,214,660	871,079	1992	11/29/2003	300
Lakewood	WA	—	187,111	415,579	—	—	187,111	415,579	602,690	415,579	1988	1/25/1990	N/A
Brown Deer	WI	—	257,408	802,141	—	—	257,408	802,141	1,059,549	643,112	1998	7/16/1998	300
Delafield	WI	—	324,574	772,702	—	—	324,574	772,702	1,097,276	595,614	1999	2/26/1999	300
Madison	WI	—	452,630	811,977	—	—	452,630	811,977	1,264,607	656,404	1998	4/7/1998	300
Milwaukee	WI	—	1,304,098	2,692,877	—	—	1,304,098	2,692,877	3,996,975	641,802	2010	1/22/2013	300
Oak Creek	WI	—	420,465	852,408	—	—	420,465	852,408	1,272,873	689,089	1998	3/20/1998	300

Beverage
Calistoga	CA	—	12,677,285	2,750,715	—	—	12,677,285	2,750,715	15,428,000	958,343	N/A	6/25/2010	300
Calistoga	CA	—	5,445,030	21,154,970	—	—	5,445,030	21,154,970	26,600,000	7,227,948	N/A	6/25/2010	300
Calistoga	CA	—	6,039,131	1,576,869	—	—	6,039,131	1,576,869	7,616,000	538,764	N/A	6/25/2010	300
Calistoga	CA	—	4,988,527	1,999,473	—	—	4,988,527	1,999,473	6,988,000	686,610	N/A	6/25/2010	300
Calistoga	CA	—	8,146,907	2,067,093	—	—	8,146,907	2,067,093	10,214,000	706,257	N/A	6/25/2010	300
Calistoga	CA	—	12,675,172	4,907,828	—	—	12,675,172	4,907,828	17,583,000	1,680,133	N/A	6/25/2010	300
Calistoga	CA	—	45,184,528	10,437,472	—	—	45,184,528	10,437,472	55,622,000	3,574,777	N/A	6/25/2010	300
Calistoga	CA	—	10,630,191	5,580,929	—	—	10,630,191	5,580,929	16,211,120	1,797,234	N/A	12/15/2010	300
Calistoga	CA	—	6,860,862	524,117	—	—	6,860,862	524,117	7,384,979	147,626	N/A	12/15/2011	300
Napa	CA	—	6,000,000	25,000,000	—	—	6,000,000	25,000,000	31,000,000	8,541,667	N/A	6/25/2010	300
Napa	CA	—	11,253,989	2,846,011	—	—	11,253,989	2,846,011	14,100,000	979,300	N/A	6/25/2010	300
Napa	CA	—	17,590,091	5,898,149	—	—	17,590,091	5,898,149	23,488,240	2,093,213	N/A	6/25/2010	300
Napa	CA	—	23,471,336	6,589,664	—	—	23,471,336	6,589,664	30,061,000	2,263,812	N/A	6/25/2010	300
Napa	CA	—	10,777,485	390,515	—	—	10,777,485	390,515	11,168,000	138,075	N/A	9/17/2010	300
Napa	CA	—	4,675,262	298,928	—	—	4,675,262	298,928	4,974,190	96,155	N/A	12/15/2010	300
Paicines	CA	—	12,058,127	1,607,783	—	—	12,058,127	1,607,783	13,665,910	671,559	N/A	12/15/2010	300
Saint Helena	CA	—	15,254,700	4,150,300	—	—	15,254,700	4,150,300	19,405,000	1,441,522	N/A	6/25/2010	300
Shreveport	LA	—	1,320,003	8,130,438	—	147	1,320,003	8,130,586	9,450,589	2,507,032	2010	4/22/2011	300

Books
Tampa	FL	—	998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	3,277,009	1996	3/11/1997	296

Child Care
Hoover	AL	—	63,800	295,791	58,263	16,414	63,800	370,468	434,268	337,643	1984	10/31/1984	108
Conway	AR	—	300,000	1,200,000	—	—	300,000	1,200,000	1,500,000	66,000	1990	8/29/2017	300
Conway	AR	—	580,000	785,000	—	—	580,000	785,000	1,365,000	43,175	1992	8/29/2017	300
Avondale	AZ	—	242,723	1,129,139	—	—	242,723	1,129,139	1,371,862	882,697	1999	7/28/1998	300
Chandler	AZ	—	291,720	647,923	—	—	291,720	647,923	939,643	647,923	1987	12/11/1987	N/A
Chandler	AZ	—	271,695	603,446	9,758	19,469	271,695	632,673	904,368	629,949	1987	12/14/1987	120
Mesa	AZ	—	308,951	1,025,612	—	—	308,951	1,025,612	1,334,563	791,468	1999	1/13/1999	300
Mesa	AZ	—	565,882	925,957	—	—	565,882	925,957	1,491,839	1,543	1985	12/27/2018	300
Mesa	AZ	—	707,051	1,156,953	—	—	707,051	1,156,953	1,864,004	1,928	1985	12/27/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Phoenix	AZ	—	260,719	516,181	52,737	32,125	260,719	601,042	861,761	555,101	1989	12/26/1990	158
Scottsdale	AZ	—	291,993	648,529	—	—	291,993	648,529	940,522	648,529	1987	12/14/1987	N/A
Scottsdale	AZ	—	264,504	587,471	—	27,467	264,504	614,939	879,443	614,939	1988	6/29/1990	N/A
Tempe	AZ	—	292,200	648,989	—	164	292,200	649,153	941,353	649,153	1987	3/10/1988	N/A
Calabasas	CA	—	156,430	725,248	100,838	58,367	156,430	884,453	1,040,883	868,620	1984	9/26/1985	181
Canyon Country	CA	—	992,534	1,624,092	—	—	992,534	1,624,092	2,616,626	2,707	1987	12/27/2018	300
Carmichael	CA	—	131,035	607,507	80,368	21,673	131,035	709,548	840,583	686,098	1985	8/22/1986	116
Chino	CA	—	155,000	634,071	—	32,148	155,000	666,219	821,219	659,369	1983	10/6/1983	62
Chula Vista	CA	—	350,563	778,614	—	43,353	350,563	821,967	1,172,530	821,967	1987	10/30/1987	N/A
El Cajon	CA	—	157,804	731,621	2,540	44,802	157,804	778,963	936,767	778,254	1985	12/19/1985	120
Escondido	CA	—	276,286	613,638	41,417	44,375	276,286	699,430	975,716	663,307	1987	12/31/1987	116
Folsom	CA	—	281,563	625,363	—	—	281,563	625,363	906,926	625,363	1987	10/23/1987	N/A
Gold River	CA	—	276,328	613,733	24,967	—	276,328	638,700	915,028	637,778	1987	3/22/1989	180
Lancaster	CA	—	649,256	1,062,383	—	—	649,256	1,062,383	1,711,639	1,771	1988	12/27/2018	300
Mission Viejo	CA	—	353,891	744,367	23,400	—	353,891	767,767	1,121,658	758,116	1986	6/24/1993	48
Oceanside	CA	—	145,568	674,889	76,014	51,857	145,568	802,760	948,328	709,175	1985	12/23/1985	139
Oceanside	CA	—	1,024,386	1,676,212	—	—	1,024,386	1,676,212	2,700,598	2,794	1986	12/27/2018	300
Palmdale	CA	—	249,490	554,125	9,864	—	249,490	563,989	813,479	563,989	1987	9/14/1988	N/A
Rancho Cordova	CA	—	721,643	1,180,832	—	—	721,643	1,180,832	1,902,475	1,968	1986	12/27/2018	300
Rancho Cucamonga	CA	—	471,733	1,047,739	292,673	170	471,733	1,340,583	1,812,316	1,164,625	1987	12/30/1987	180
Sacramento	CA	—	692,955	1,133,889	—	—	692,955	1,133,889	1,826,844	1,890	1984	12/27/2018	300
Santee	CA	—	936,296	1,532,069	—	—	936,296	1,532,069	2,468,365	2,553	1985	12/27/2018	300
Simi Valley	CA	—	208,585	967,055	79,082	108	208,585	1,046,245	1,254,830	1,030,353	1986	12/20/1985	141
Valencia	CA	—	301,295	669,185	70,470	46	301,295	739,701	1,040,996	730,639	1987	6/23/1988	133
Vallejo	CA	—	787,308	1,288,279	—	—	787,308	1,288,279	2,075,587	2,147	1984	12/27/2018	300
Walnut	CA	—	217,365	1,007,753	57,287	51,049	217,365	1,116,089	1,333,454	1,072,363	1986	8/22/1986	153
Arvada	CO	—	365,833	598,616	—	—	365,833	598,616	964,449	998	1982	12/27/2018	300
Aurora	CO	—	287,000	637,440	20,313	18,188	287,000	675,940	962,940	667,218	1987	12/31/1987	120
Broomfield	CO	—	155,306	344,941	25,000	82	155,306	370,024	525,330	369,120	1987	3/15/1988	180
Colorado Springs	CO	—	58,400	271,217	25,000	82	58,400	296,299	354,699	294,872	1982	12/22/1982	180
Colorado Springs	CO	—	698,702	1,143,292	—	—	698,702	1,143,292	1,841,994	1,905	1997	12/27/2018	300
Colorado Springs	CO	—	580,287	949,529	—	—	580,287	949,529	1,529,816	1,583	1986	12/27/2018	300
Colorado Springs	CO	—	1,221,597	1,998,910	—	—	1,221,597	1,998,910	3,220,507	3,332	2005	12/27/2018	300
Fort Collins	CO	—	55,200	256,356	15,030	79	55,200	271,465	326,665	264,138	1982	12/22/1982	120
Fort Collins	CO	—	970,119	1,587,414	—	—	970,119	1,587,414	2,557,533	2,646	2000	12/27/2018	300
Littleton	CO	—	161,617	358,956	—	82	161,617	359,038	520,655	359,038	1987	12/10/1987	N/A
Longmont	CO	—	115,592	535,931	—	71	115,592	536,002	651,594	536,002	1984	3/25/1986	N/A
Parker	CO	—	153,551	341,042	—	82	153,551	341,124	494,675	341,124	1987	10/19/1987	N/A
Westminster	CO	—	306,387	695,737	178,877	11,233	306,387	885,847	1,192,234	741,924	1983	9/27/1989	221
Bradenton	FL	—	160,060	355,501	25,000	79	160,060	380,580	540,640	379,692	1987	5/5/1988	180
Clearwater	FL	—	42,223	269,380	—	79	42,223	269,459	311,682	269,459	1981	12/22/1981	N/A

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Indian Harbour Beach	FL	—	345,128	564,736	—	—	345,128	564,736	909,864	941	1985	12/27/2018	300
Jacksonville	FL	—	48,000	243,060	—	—	48,000	243,060	291,060	243,060	1981	12/22/1981	N/A
Jacksonville	FL	—	184,800	410,447	22,872	—	184,800	433,319	618,119	431,305	1989	3/30/1989	180
Margate	FL	—	66,686	309,183	—	—	66,686	309,183	375,869	309,183	1984	12/16/1986	N/A
Melbourne	FL	—	256,439	549,345	—	79	256,439	549,424	805,863	549,424	1992	4/16/1993	N/A
Niceville	FL	—	73,696	341,688	—	—	73,696	341,688	415,384	341,688	1986	12/3/1986	N/A
Orange Park	FL	—	807,554	1,321,407	—	—	807,554	1,321,407	2,128,961	2,202	2000	12/27/2018	300
Orlando	FL	—	68,001	313,922	—	140	68,001	314,062	382,063	314,022	1985	9/4/1985	60
Orlando	FL	—	159,177	353,538	—	154	159,177	353,691	512,868	353,691	1987	7/2/1987	N/A
Oviedo	FL	—	166,409	369,598	48,532	19,157	166,409	437,287	603,696	389,828	1987	11/20/1987	168
Pensacola	FL	—	147,000	326,492	20,000	—	147,000	346,492	493,492	341,700	1989	3/28/1989	180
Royal Palm Beach	FL	—	194,193	431,309	25,000	—	194,193	456,309	650,502	453,644	1987	11/15/1988	180
Saint Augustine	FL	—	44,800	213,040	23,090	—	44,800	236,130	280,930	231,338	1981	12/22/1981	180
Sunrise	FL	—	245,000	533,280	92,266	153	245,000	625,699	870,699	608,477	1989	5/25/1989	180
Tampa	FL	—	53,385	199,846	—	154	53,385	200,000	253,385	200,000	1981	12/22/1981	N/A
Winter Park	FL	—	579,986	949,037	—	—	579,986	949,037	1,529,023	1,582	1984	12/27/2018	300
Panama City	FL	—	69,500	244,314	82,701	—	69,500	327,015	396,515	302,475	1982	6/15/1982	152
Dallas	GA	—	150,000	1,467,000	—	—	150,000	1,467,000	1,617,000	75,795	2000	9/29/2017	300
Dallas	GA	—	480,000	2,068,000	—	—	480,000	2,068,000	2,548,000	106,847	2006	9/29/2017	300
Duluth	GA	—	310,000	1,040,008	—	—	310,000	1,040,008	1,350,008	799,122	1999	6/7/1999	300
Ellenwood	GA	—	119,678	275,414	58,545	272	119,678	334,231	453,909	314,534	1986	11/16/1988	153
Hiram	GA	—	100,000	2,252,000	—	—	100,000	2,252,000	2,352,000	116,353	2005	9/29/2017	300
Lawrenceville	GA	—	141,449	316,961	153,626	14,612	141,449	485,199	626,648	449,895	1987	7/7/1988	133
Lithia Springs	GA	—	187,444	363,358	—	84	187,444	363,442	550,886	363,442	1989	12/28/1989	N/A
Lithonia	GA	—	239,715	524,459	24,410	380	239,715	549,249	788,964	542,536	1989	8/20/1991	180
Marietta	GA	—	148,620	330,090	25,000	—	148,620	355,090	503,710	354,354	1987	9/16/1988	180
Marietta	GA	—	295,750	596,299	76,426	—	295,750	672,725	968,475	610,327	1982	12/30/1988	233
Marietta	GA	—	301,000	668,529	71,474	19,961	301,000	759,964	1,060,964	731,134	1982	12/30/1988	165
Smyrna	GA	—	274,750	610,229	—	—	274,750	610,229	884,979	610,229	1987	11/15/1988	N/A
Stockbridge	GA	—	168,700	374,688	85,264	5,382	168,700	465,334	634,034	428,945	1989	3/28/1989	158
Villa Rica	GA	—	110,000	968,000	—	—	110,000	968,000	1,078,000	50,013	2003	9/29/2017	300
Woodstock	GA	—	752,029	1,230,553	—	—	752,029	1,230,553	1,982,582	2,051	1999	12/27/2018	300
Cedar Rapids	IA	—	194,950	427,085	—	—	194,950	427,085	622,035	427,085	1992	9/24/1992	N/A
Iowa City	IA	—	186,900	408,910	—	—	186,900	408,910	595,810	408,910	1992	9/24/1992	N/A
Addison	IL	—	125,780	583,146	—	132	125,780	583,278	709,058	583,278	1984	3/25/1986	N/A
Algonquin	IL	—	241,500	509,629	61,048	583	241,500	571,260	812,760	528,057	1989	7/10/1990	179
Aurora	IL	—	165,679	398,738	105,300	21,963	165,679	526,001	691,680	459,808	1988	12/21/1988	166
Aurora	IL	—	468,000	1,259,926	—	—	468,000	1,259,926	1,727,926	959,734	1999	6/14/1999	300
Bartlett	IL	—	120,824	560,166	81,122	12,101	120,824	653,389	774,213	609,212	1985	3/25/1986	163
Batavia	IL	—	655,119	1,071,977	—	—	655,119	1,071,977	1,727,096	1,787	1993	12/27/2018	300
Carol Stream	IL	—	122,831	586,416	—	132	122,831	586,548	709,379	586,548	1985	3/25/1986	N/A

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Crystal Lake	IL	—	400,000	1,259,424	—	—	400,000	1,259,424	1,659,424	963,540	1999	5/14/1999	300
Glendale Heights	IL	—	318,500	707,399	—	—	318,500	707,399	1,025,899	707,399	1986	11/16/1988	N/A
Hoffman Estates	IL	—	318,500	707,399	—	85	318,500	707,484	1,025,984	707,484	1983	3/31/1989	N/A
Hoffman Estates	IL	—	876,842	1,434,785	—	—	876,842	1,434,785	2,311,627	2,391	2000	12/27/2018	300
Homer Glen	IL	—	189,477	442,018	—	655	189,477	442,673	632,150	442,354	1987	10/29/1987	60
Lake In The Hills	IL	—	375,000	1,127,678	—	—	375,000	1,127,678	1,502,678	862,751	1999	5/14/1999	300
Lemont	IL	—	890,707	1,457,471	—	—	890,707	1,457,471	2,348,178	2,429	2001	12/27/2018	300
Naperville	IL	—	425,000	1,230,654	—	—	425,000	1,230,654	1,655,654	937,431	1999	5/19/1999	300
O' Fallon	IL	—	141,250	313,722	—	232	141,250	313,953	455,203	313,953	1987	10/30/1987	N/A
Oswego	IL	—	380,000	1,165,818	—	—	380,000	1,165,818	1,545,818	895,791	1999	6/30/1999	300
Palatine	IL	—	121,911	565,232	—	132	121,911	565,365	687,276	565,365	1984	3/25/1986	N/A
Roselle	IL	—	297,541	561,037	—	—	297,541	561,037	858,578	561,037	1983	12/30/1988	N/A
Schaumburg	IL	—	218,798	485,955	20,461	—	218,798	506,416	725,214	500,880	1987	12/17/1987	180
Vernon Hills	IL	—	132,523	614,430	—	583	132,523	615,013	747,536	614,840	1984	3/25/1986	60
Westmont	IL	—	124,742	578,330	77,621	24,741	124,742	680,693	805,435	634,160	1984	3/25/1986	131
Fishers	IN	—	212,118	419,958	26,509	11,338	212,118	457,805	669,923	442,183	1989	12/27/1990	161
Highland	IN	—	220,460	436,476	—	—	220,460	436,476	656,936	436,476	1989	12/26/1990	N/A
Indianapolis	IN	—	245,000	544,153	—	—	245,000	544,153	789,153	544,153	1988	6/29/1990	N/A
Indianapolis	IN	—	519,208	917,268	—	—	519,208	917,268	1,436,476	7,644	1988	10/5/2018	300
Indianapolis	IN	—	475,226	709,671	—	—	475,226	709,671	1,184,897	5,914	1975	10/5/2018	300
Indianapolis	IN	—	459,131	883,095	—	—	459,131	883,095	1,342,226	7,359	1961	10/5/2018	300
Lenexa	KS	—	318,500	707,399	98,965	127	318,500	806,491	1,124,991	745,715	1983	3/31/1989	182
Olathe	KS	—	304,500	676,308	87,242	44	304,500	763,594	1,068,094	728,786	1983	9/28/1988	186
Overland Park	KS	—	357,500	1,115,171	—	—	357,500	1,115,171	1,472,671	860,577	1999	5/14/1999	300
Overland Park	KS	—	836,286	1,368,423	—	—	836,286	1,368,423	2,204,709	2,281	2000	12/27/2018	300
Shawnee	KS	—	315,000	699,629	—	251	315,000	699,879	1,014,879	699,879	1982	10/27/1988	N/A
Shawnee	KS	—	288,246	935,875	—	127	288,246	936,002	1,224,248	744,188	1998	8/24/1998	300
Wichita	KS	—	209,890	415,549	33,984	16,592	209,890	466,125	676,015	460,296	1989	12/26/1990	160
Lexington	KY	—	741,010	1,212,521	—	—	741,010	1,212,521	1,953,531	2,021	1980	12/27/2018	300
Louisville	KY	—	540,400	884,262	—	—	540,400	884,262	1,424,662	1,474	1973	12/27/2018	300
Baton Rouge	LA	—	428,167	700,613	—	—	428,167	700,613	1,128,780	1,168	1988	12/27/2018	300
Acton	MA	—	315,533	700,813	—	—	315,533	700,813	1,016,346	700,813	1987	9/30/1988	N/A
Westborough	MA	—	359,412	773,877	63,037	22,260	359,412	859,174	1,218,586	830,451	1988	11/1/1988	161
Ellicott City	MD	—	219,368	630,839	26,550	—	219,368	657,389	876,757	655,698	1988	12/19/1988	180
Frederick	MD	—	203,352	1,017,109	—	2,874	203,352	1,019,983	1,223,335	835,208	1997	7/6/1998	300
Olney	MD	—	342,500	760,701	4,400	41,272	342,500	806,373	1,148,873	806,052	1987	12/18/1987	120
Waldorf	MD	—	237,207	526,844	—	172	237,207	527,015	764,222	527,015	1986	12/31/1987	N/A
Waldorf	MD	—	130,430	604,702	—	206	130,430	604,908	735,338	604,788	1984	9/26/1984	60
Canton	MI	—	55,000	378,848	2,913	304	55,000	382,065	437,065	381,743	1980	10/6/1982	116
Rochester Hills	MI	—	476,136	779,107	—	—	476,136	779,107	1,255,243	1,299	1983	12/27/2018	300
Sterling Heights	MI	—	377,600	617,870	—	—	377,600	617,870	995,470	1,030	1983	12/27/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Apple Valley	MN	—	113,523	526,319	87,374	13,814	113,523	627,507	741,030	564,464	1984	3/26/1986	183
Brooklyn Park	MN	—	118,111	547,587	—	197	118,111	547,784	665,895	547,784	1984	3/26/1986	N/A
Eden Prairie	MN	—	124,286	576,243	—	197	124,286	576,440	700,726	576,440	1986	3/27/1986	N/A
Plymouth	MN	—	134,221	622,350	—	197	134,221	622,547	756,768	622,547	1986	12/12/1986	N/A
Saint Paul	MN	—	242,165	537,856	—	288	242,165	538,143	780,308	538,088	1988	8/30/1990	60
Maple Grove	MN	—	313,250	660,149	—	288	313,250	660,437	973,687	660,382	1988	7/11/1990	60
Florissant	MO	—	318,500	707,399	102,410	357	318,500	810,166	1,128,666	765,641	1982	3/30/1989	174
Gladstone	MO	—	294,000	652,987	66,439	2,763	294,000	722,189	1,016,189	667,223	1983	9/29/1988	232
Kansas City	MO	—	307,784	910,401	—	—	307,784	910,401	1,218,185	729,317	1998	8/21/1998	300
Lee's Summit	MO	—	239,627	532,220	97,856	15,958	239,627	646,034	885,661	552,946	1991	9/27/1989	204
Lee's Summit	MO	—	313,740	939,367	—	—	313,740	939,367	1,253,107	721,794	1999	6/30/1999	300
Jackson	MS	—	248,483	572,522	54,227	17,780	248,483	644,529	893,012	484,080	1999	11/16/1999	288
Tupelo	MS	—	121,697	637,691	87,858	56	121,697	725,605	847,302	604,104	1987	11/26/1996	285
Cary	NC	—	75,200	262,973	15,000	—	75,200	277,973	353,173	273,182	1983	1/25/1984	180
Cary	NC	—	1,043,774	1,707,936	—	—	1,043,774	1,707,936	2,751,710	2,847	1999	12/27/2018	300
Charlotte	NC	—	134,582	268,222	24,478	—	134,582	292,700	427,282	291,951	1987	11/16/1988	180
Concord	NC	—	32,441	190,859	—	—	32,441	190,859	223,300	190,859	1980	12/23/1981	N/A
Durham	NC	—	175,700	390,234	26,312	—	175,700	416,546	592,246	415,466	1988	3/29/1989	180
Durham	NC	—	220,728	429,380	—	—	220,728	429,380	650,108	429,380	1990	12/29/1989	N/A
Durham	NC	—	526,163	860,965	—	—	526,163	860,965	1,387,128	1,435	1973	12/27/2018	300
Durham	NC	—	557,643	912,477	—	—	557,643	912,477	1,470,120	1,521	1984	12/27/2018	300
Fayetteville	NC	—	427,771	699,966	—	—	427,771	699,966	1,127,737	1,167	1975	12/27/2018	300
Kernersville	NC	—	162,216	316,300	28,800	—	162,216	345,100	507,316	320,200	1988	12/14/1989	240
Bellevue	NE	—	60,568	280,819	—	—	60,568	280,819	341,387	280,819	1984	12/16/1986	N/A
Omaha	NE	—	60,500	280,491	—	32	60,500	280,524	341,024	280,524	1984	8/1/1984	N/A
Omaha	NE	—	53,000	245,720	72,027	32	53,000	317,779	370,779	270,661	1983	10/11/1984	208
Omaha	NE	—	142,867	317,315	—	32	142,867	317,347	460,214	317,347	1987	12/9/1987	N/A
Omaha	NE	—	359,787	588,722	—	—	359,787	588,722	948,509	981	1983	12/27/2018	300
Londonderry	NH	—	335,467	745,082	127,154	11,802	335,467	884,037	1,219,504	813,007	1989	8/18/1989	171
Lumberton	NJ	—	546,051	893,509	—	—	546,051	893,509	1,439,560	1,489	1974	12/27/2018	300
Pennsauken	NJ	—	576,592	943,482	—	—	576,592	943,482	1,520,074	1,572	1974	12/27/2018	300
Beavercreek	OH	—	179,552	398,786	—	—	179,552	398,786	578,338	398,786	1985	6/30/1987	N/A
Centerville	OH	—	174,519	387,613	91,764	6,430	174,519	485,807	660,326	402,292	1987	7/23/1987	211
Centerville	OH	—	320,361	524,209	—	—	320,361	524,209	844,570	874	1984	12/27/2018	300
Cincinnati	OH	—	170,778	379,305	—	85	170,778	379,389	550,167	379,389	1987	9/28/1987	N/A
Cincinnati	OH	—	341,343	558,543	—	—	341,343	558,543	899,886	931	1981	12/27/2018	300
Cincinnati	OH	—	707,479	1,157,655	—	—	707,479	1,157,655	1,865,134	1,929	1998	12/27/2018	300
Dublin	OH	—	84,000	389,446	—	—	84,000	389,446	473,446	389,446	1985	10/8/1985	N/A
Englewood	OH	—	74,000	343,083	—	85	74,000	343,168	417,168	343,168	1985	10/23/1985	N/A
Huber Heights	OH	—	245,000	544,153	—	—	245,000	544,153	789,153	544,153	1986	9/27/1990	N/A
Pickerington	OH	—	87,580	406,055	—	—	87,580	406,055	493,635	406,055	1986	12/11/1986	N/A

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Westerville	OH	—	82,000	380,173	—	—	82,000	380,173	462,173	380,173	1984	10/8/1985	N/A
Broken Arrow	OK	—	78,705	220,434	—	—	78,705	220,434	299,139	220,434	1982	1/27/1983	N/A
Midwest City	OK	—	67,800	314,338	—	—	67,800	314,338	382,138	314,338	1985	8/14/1985	N/A
Oklahoma City	OK	—	50,800	214,474	—	—	50,800	214,474	265,274	214,474	1980	6/15/1982	N/A
Oklahoma City	OK	—	79,000	366,261	17,659	—	79,000	383,921	462,921	383,921	1984	11/14/1984	N/A
Yukon	OK	—	61,000	282,812	27,000	—	61,000	309,812	370,812	308,752	1984	5/2/1985	180
Yukon (Oklahoma City)	OK	—	522,335	854,701	—	—	522,335	854,701	1,377,036	1,425	1983	12/27/2018	300
Lansdale	PA	—	664,441	1,087,231	—	—	664,441	1,087,231	1,751,672	1,812	1985	12/27/2018	300
West Chester	PA	—	1,109,622	1,815,685	—	—	1,109,622	1,815,685	2,925,307	3,026	1999	12/27/2018	300
York	PA	—	488,392	799,161	—	—	488,392	799,161	1,287,553	1,332	1986	12/27/2018	300
Charleston	SC	—	140,700	312,498	25,000	153	140,700	337,652	478,352	336,262	1988	3/28/1989	180
Columbia	SC	—	58,160	269,643	—	—	58,160	269,643	327,803	269,643	1984	11/14/1984	N/A
Columbia	SC	—	160,831	313,600	—	—	160,831	313,600	474,431	313,600	1989	12/14/1989	N/A
Goose Creek	SC	—	61,635	192,905	—	153	61,635	193,058	254,693	193,058	1981	12/22/1981	N/A
North Charleston	SC	—	125,593	278,947	12,126	14,855	125,593	305,928	431,521	303,449	1987	5/26/1988	69
Summerville	SC	—	44,400	174,500	—	153	44,400	174,653	219,053	174,653	1980	12/22/1981	N/A
Memphis	TN	—	238,000	531,342	161,804	9,063	238,000	702,209	940,209	571,618	1980	9/30/1988	200
Arlington	TX	—	241,500	550,559	88,432	5,242	241,500	644,233	885,733	590,900	1984	9/22/1989	158
Austin	TX	—	88,872	222,684	124,002	281	88,872	346,967	435,839	271,601	1982	1/12/1983	221
Austin	TX	—	134,383	623,103	2,379	21,981	134,383	647,463	781,846	644,144	1986	12/23/1986	66
Austin	TX	—	191,636	425,629	15,530	—	191,636	441,159	632,795	441,159	1987	12/22/1988	N/A
Austin	TX	—	217,878	483,913	149,228	9,167	217,878	642,308	860,186	561,873	1986	6/22/1989	196
Bedford	TX	—	241,500	550,559	34,949	—	241,500	585,507	827,007	585,507	1981	9/22/1989	N/A
Carrollton	TX	—	277,850	617,113	52,614	261	277,850	669,988	947,838	649,182	1987	12/11/1987	131
Cedar Park	TX	—	168,857	375,036	5,200	139	168,857	380,375	549,232	380,375	1987	11/21/1988	N/A
Colleyville	TX	—	250,000	1,070,360	—	102	250,000	1,070,462	1,320,462	822,540	1999	5/14/1999	300
Corinth	TX	—	285,000	1,041,626	—	—	285,000	1,041,626	1,326,626	807,255	1999	5/19/1999	300
Cypress	TX	—	294,582	919,276	—	—	294,582	919,276	1,213,858	727,809	1998	8/14/1998	300
Cypress	TX	—	1,130,058	1,849,125	—	—	1,130,058	1,849,125	2,979,183	3,082	1998	12/27/2018	300
Euless	TX	—	234,111	519,962	—	—	234,111	519,962	754,073	519,962	1986	5/8/1987	N/A
Flower Mound	TX	—	202,773	442,845	32,069	16,315	202,773	491,229	694,002	484,252	1986	4/20/1987	137
Flower Mound	TX	—	281,735	1,099,726	49,070	31,678	281,735	1,180,475	1,462,210	908,767	1999	1/13/1999	294
Fort Worth	TX	—	85,518	399,293	51,953	12,923	85,518	464,168	549,686	436,965	1986	12/3/1986	170
Fort Worth	TX	—	238,000	528,608	73,662	91	238,000	602,362	840,362	568,550	1988	9/26/1988	158
Fort Worth	TX	—	216,160	427,962	—	54	216,160	428,015	644,175	428,015	1990	2/7/1991	N/A
Grand Prairie	TX	—	167,164	376,847	52,635	28,539	167,164	458,020	625,184	440,124	1987	12/13/1988	116
Houston	TX	—	139,125	308,997	19,128	286	139,125	328,412	467,537	328,527	1984	5/22/1987	60
Houston	TX	—	149,109	323,314	27,979	245	149,109	351,538	500,647	341,545	1988	6/26/1989	120
Houston	TX	—	688,723	1,126,964	—	—	688,723	1,126,964	1,815,687	1,878	1997	12/27/2018	300
Humble	TX	—	278,915	1,034,868	—	—	278,915	1,034,868	1,313,783	798,603	1999	5/14/1999	300
Katy	TX	—	309,898	983,041	—	—	309,898	983,041	1,292,939	784,820	1998	8/21/1998	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lewisville	TX	—	192,777	428,121	47,371	95	192,777	475,587	668,364	461,442	1986	1/7/1987	111
Mansfield	TX	—	181,375	402,839	46,878	83	181,375	449,800	631,175	444,860	1989	12/20/1989	145
Plano	TX	—	261,912	581,658	52,751	298	261,912	634,707	896,619	618,765	1986	1/6/1987	139
Plano	TX	—	250,514	556,399	33,978	425	250,514	590,802	841,316	579,500	1987	12/10/1987	120
Prosper	TX	—	760,608	2,989,392	—	—	760,608	2,989,392	3,750,000	134,523	2017	11/3/2017	300
San Antonio	TX	—	130,833	606,596	43,050	22,373	130,833	672,019	802,852	646,147	1986	3/24/1986	180
San Antonio	TX	—	102,512	475,288	54,593	16,961	102,512	546,842	649,354	514,506	1986	12/3/1986	139
San Antonio	TX	—	81,530	378,007	—	—	81,530	378,007	459,537	378,007	1986	12/11/1986	N/A
San Antonio	TX	—	181,412	402,923	—	139	181,412	403,063	584,475	403,063	1986	7/7/1987	N/A
San Antonio	TX	—	234,500	520,831	—	139	234,500	520,970	755,470	520,970	1987	12/29/1987	N/A
San Antonio	TX	—	217,000	481,967	32,529	—	217,000	514,496	731,496	514,496	1986	10/14/1988	N/A
San Antonio	TX	—	182,868	406,155	18,940	—	182,868	425,095	607,963	425,095	1987	12/6/1988	N/A
San Antonio	TX	—	220,500	447,108	—	—	220,500	447,108	667,608	447,108	1980	3/30/1989	N/A
Sugar Land	TX	—	339,310	1,000,876	—	—	339,310	1,000,876	1,340,186	779,013	1999	1/13/1999	300
Mesquite	TX	—	139,466	326,525	37,647	387	139,466	364,559	504,025	344,439	1991	10/8/1992	N/A
Layton	UT	—	136,574	269,008	—	—	136,574	269,008	405,582	269,008	1989	2/1/1990	N/A
Sandy	UT	—	168,089	373,330	—	—	168,089	373,330	541,419	373,330	1987	2/1/1990	N/A
Centreville	VA	—	371,000	824,003	—	463	371,000	824,466	1,195,466	824,466	1989	9/29/1989	N/A
Chesapeake	VA	—	190,050	422,107	24,568	—	190,050	446,675	636,725	445,518	1989	3/28/1989	180
Glen Allen	VA	—	74,643	346,060	—	153	74,643	346,214	420,857	346,214	1983	6/20/1984	N/A
Portsmouth	VA	—	171,575	381,073	24,932	—	171,575	406,005	577,580	404,863	1988	12/21/1988	180
Richmond	VA	—	721,039	1,179,843	—	—	721,039	1,179,843	1,900,882	1,966	1983	12/27/2018	300
Roanoke	VA	—	412,095	1,357,905	—	—	412,095	1,357,905	1,770,000	20,369	1987	8/31/2018	300
Virginia Beach	VA	—	534,285	874,255	—	—	534,285	874,255	1,408,540	1,457	1985	12/27/2018	300
Bremerton	WA	—	405,837	664,076	—	—	405,837	664,076	1,069,913	1,107	1984	12/27/2018	300
Federal Way	WA	—	150,785	699,101	—	107	150,785	699,207	849,992	699,207	1986	12/17/1986	N/A
Federal Way	WA	—	261,943	581,782	27,500	107	261,943	609,388	871,331	607,832	1988	11/21/1988	180
Gig Harbor	WA	—	823,172	1,346,964	—	—	823,172	1,346,964	2,170,136	2,245	1989	12/27/2018	300
Kent	WA	—	140,763	678,809	36,500	—	140,763	715,309	856,072	715,309	1986	12/17/1986	N/A
Kirkland	WA	—	301,000	668,534	—	107	301,000	668,641	969,641	668,641	1988	3/31/1988	N/A
Puyallup	WA	—	195,552	434,327	27,000	107	195,552	461,434	656,986	460,155	1988	12/6/1988	180
Redmond	WA	—	279,830	621,513	—	107	279,830	621,620	901,450	621,620	1987	7/27/1987	N/A
Renton	WA	—	111,183	515,490	—	—	111,183	515,490	626,673	515,490	1986	3/24/1986	N/A
Silverdale	WA	—	586,461	959,631	—	—	586,461	959,631	1,546,092	1,599	1989	12/27/2018	300
Tacoma	WA	—	642,892	1,051,970	—	—	642,892	1,051,970	1,694,862	1,753	1988	12/27/2018	300
Appleton	WI	—	196,000	424,038	—	409	196,000	424,447	620,447	424,447	1988	7/10/1990	N/A
Waukesha	WI	—	233,100	461,500	—	211	233,100	461,711	694,811	461,711	1990	12/13/1990	N/A
Waukesha	WI	—	215,950	427,546	—	409	215,950	427,954	643,904	427,954	1990	12/13/1990	N/A

Consumer Appliance
North Liberty	IA	—	6,395,970	19,385,806	76,574	—	6,395,970	19,462,380	25,858,350	3,300,203	2004	1/22/2013	419

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Greenville	OH	—	1,704,130	28,221,803	33,377	55	1,704,130	28,255,235	29,959,365	4,042,920	2008	7/31/2012	364
Marion	OH	—	801,003	25,410,810	—	—	801,003	25,410,810	26,211,813	4,325,888	2011	1/22/2013	420

Consumer Electronics
Tampa	FL	—	401,874	933,768	103,336	32,053	401,874	1,069,157	1,471,031	921,268	1997	12/23/1997	300
Smyrna	GA	—	1,094,058	3,090,236	—	—	1,094,058	3,090,236	4,184,294	2,662,639	1993	6/9/1997	300
Coumbia	MD	—	3,283,579	3,105,146	—	—	3,283,579	3,105,146	6,388,725	139,732	1994	11/3/2017	300
Jackson	MI	—	550,162	571,590	—	210	550,162	571,800	1,121,962	454,705	1998	9/25/1998	300
Pineville	NC	—	567,864	840,284	37,249	153	567,864	877,686	1,445,550	706,559	1998	12/31/1998	293
Albion	NY	—	170,589	317,424	145,229	7,680	170,589	470,333	640,922	273,173	1998	3/31/1999	270
Wellsville	NY	—	161,331	300,231	108,853	11,520	161,331	420,604	581,935	251,670	1998	3/31/1999	272
Westbury	NY	—	6,333,590	3,952,773	489,501	—	6,333,590	4,442,274	10,775,864	3,524,246	1995	9/29/1997	291
Austin	TX	—	3,630,000	5,083,734	—	—	3,630,000	5,083,734	8,713,734	889,653	1992	8/19/2014	300
Fredericksburg	VA	—	2,060,000	3,638,672	—	—	2,060,000	3,638,672	5,698,672	321,416	1996	10/31/2016	300

Consumer Goods
DeKalb	IL	—	3,507,503	50,808,610	—	—	3,507,503	50,808,610	54,316,113	8,649,561	2011	1/22/2013	420
Loves Park	IL	—	1,191,147	15,857,995	—	—	1,191,147	15,857,995	17,049,142	1,734,659	2011	1/22/2013	420
Rural Hall	NC	—	710,000	17,739,591	75,975	—	710,000	17,815,566	18,525,566	1,679,062	1987	9/22/2015	419
Grantsville	UT	—	1,719,381	40,160,295	—	—	1,719,381	40,160,295	41,879,676	6,836,812	2009	1/22/2013	420

Convenience Stores
Daphne	AL	—	140,000	391,637	—	—	140,000	391,637	531,637	231,716	1971	3/18/2004	300
Mobile	AL	—	190,000	301,637	—	—	190,000	301,637	491,637	178,466	1984	3/18/2004	300
Mobile	AL	—	180,000	421,637	—	—	180,000	421,637	601,637	249,466	1987	3/18/2004	300
North Little Rock	AR	—	1,138,381	2,114,137	—	—	1,138,381	2,114,137	3,252,518	490,291	2012	3/29/2013	300
Florence	AZ	—	150,000	371,637	—	—	150,000	371,637	521,637	219,883	1981	3/18/2004	300
Gilbert	AZ	—	680,000	1,111,637	—	—	680,000	1,111,637	1,791,637	657,716	2002	3/18/2004	300
Glendale	AZ	—	610,000	531,637	—	—	610,000	531,637	1,141,637	314,549	1987	3/18/2004	300
Glendale	AZ	—	400,000	931,637	—	—	400,000	931,637	1,331,637	551,216	2001	3/18/2004	300
Maricopa	AZ	—	170,000	361,637	—	—	170,000	361,637	531,637	213,966	1977	3/18/2004	300
Mesa	AZ	—	560,000	821,637	—	—	560,000	821,637	1,381,637	486,133	2000	3/18/2004	300
Mesa	AZ	—	750,000	1,071,637	—	—	750,000	1,071,637	1,821,637	634,049	2000	3/18/2004	300
Mesa	AZ	—	810,000	1,061,637	—	—	810,000	1,061,637	1,871,637	628,133	2002	3/18/2004	300
Mesa	AZ	—	890,000	1,081,637	—	—	890,000	1,081,637	1,971,637	639,966	2001	3/18/2004	300
Mesa	AZ	—	780,000	1,071,637	—	—	780,000	1,071,637	1,851,637	634,049	2003	3/18/2004	300
Mesa	AZ	—	900,000	1,191,637	—	—	900,000	1,191,637	2,091,637	705,049	2003	3/18/2004	300
Payson	AZ	—	210,000	351,637	—	—	210,000	351,637	561,637	208,049	1973	3/18/2004	300
Payson	AZ	—	260,000	311,637	—	—	260,000	311,637	571,637	184,383	1975	3/18/2004	300
Peoria	AZ	—	520,000	751,637	—	—	520,000	751,637	1,271,637	444,716	1999	3/18/2004	300
Phoenix	AZ	—	440,000	511,637	—	—	440,000	511,637	951,637	302,716	1989	3/18/2004	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Phoenix	AZ	—	360,000	421,637	—	—	360,000	421,637	781,637	249,466	1986	3/18/2004	300
Phoenix	AZ	—	710,000	591,637	—	—	710,000	591,637	1,301,637	350,049	1989	3/18/2004	300
Phoenix	AZ	—	320,000	661,637	—	—	320,000	661,637	981,637	391,466	1996	3/18/2004	300
Phoenix	AZ	—	450,000	651,637	—	—	450,000	651,637	1,101,637	385,549	1997	3/18/2004	300
Phoenix	AZ	—	430,000	711,637	—	—	430,000	711,637	1,141,637	421,049	1997	3/18/2004	300
Phoenix	AZ	—	730,000	931,637	—	—	730,000	931,637	1,661,637	551,216	1999	3/18/2004	300
Phoenix	AZ	—	790,000	1,051,637	—	—	790,000	1,051,637	1,841,637	622,216	2002	3/18/2004	300
Pinetop	AZ	—	170,000	311,637	—	—	170,000	311,637	481,637	184,383	1975	3/18/2004	300
Queen Creek	AZ	—	520,000	891,637	—	—	520,000	891,637	1,411,637	527,549	2003	3/18/2004	300
Scottsdale	AZ	—	210,000	201,637	—	—	210,000	201,637	411,637	119,299	1962	3/18/2004	300
Scottsdale	AZ	—	660,000	1,031,637	—	—	660,000	1,031,637	1,691,637	610,383	2002	3/18/2004	300
Sierra Vista	AZ	—	110,000	301,637	—	—	110,000	301,637	411,637	178,466	1982	3/18/2004	300
Tempe	AZ	—	620,000	1,071,637	—	—	620,000	1,071,637	1,691,637	634,049	2002	3/18/2004	300
Tempe	AZ	—	270,000	461,637	—	—	270,000	461,637	731,637	273,133	1989	3/18/2004	300
Tolleson	AZ	—	460,000	1,231,637	—	—	460,000	1,231,637	1,691,637	728,716	2003	3/18/2004	300
Tombstone	AZ	—	110,000	381,637	—	—	110,000	381,637	491,637	225,799	1975	3/18/2004	300
Tucson	AZ	—	220,000	311,637	—	—	220,000	311,637	531,637	184,383	1973	3/18/2004	300
Tucson	AZ	—	550,000	511,637	—	—	550,000	511,637	1,061,637	302,716	1988	3/18/2004	300
Tucson	AZ	—	126,000	234,565	—	—	126,000	234,565	360,565	138,003	1980	4/14/2004	300
Wellton	AZ	—	120,000	291,637	—	—	120,000	291,637	411,637	172,549	1975	3/18/2004	300
Wickenburg	AZ	—	150,000	291,637	—	—	150,000	291,637	441,637	172,549	1980	3/18/2004	300
Clovis	CA	—	990,000	823,746	—	—	990,000	823,746	1,813,746	67,111	1991	12/21/2016	300
King City	CA	—	2,520,000	1,888,720	—	—	2,520,000	1,888,720	4,408,720	153,766	1971	12/21/2016	300
Lake Elsinore	CA	—	1,260,000	1,570,000	—	—	1,260,000	1,570,000	2,830,000	128,119	2014	12/21/2016	300
Merced	CA	—	840,000	857,459	—	—	840,000	857,459	1,697,459	69,782	1991	12/21/2016	300
Oakhurst	CA	—	740,000	930,904	—	—	740,000	930,904	1,670,904	75,759	1996	12/21/2016	300
Richmond	CA	—	2,088,655	2,611,345	—	—	2,088,655	2,611,345	4,700,000	212,615	1984	12/21/2016	300
Sacramento	CA	—	1,737,297	2,172,059	—	—	1,737,297	2,172,059	3,909,356	176,848	2014	12/21/2016	300
San Jose	CA	—	4,630,000	1,020,000	—	—	4,630,000	1,020,000	5,650,000	83,024	1997	12/21/2016	300
Sand City	CA	—	2,290,000	1,600,000	—	—	2,290,000	1,600,000	3,890,000	130,454	1997	12/21/2016	300
Santa Cruz	CA	—	1,210,000	636,085	—	—	1,210,000	636,085	1,846,085	51,659	1960	12/21/2016	300
Santa Cruz	CA	—	1,200,000	563,273	—	—	1,200,000	563,273	1,763,273	45,850	1960	12/21/2016	300
Stockton	CA	—	1,051,621	1,314,791	—	—	1,051,621	1,314,791	2,366,412	107,050	1978	12/21/2016	300
Aurora	CO	—	1,040,000	1,928,302	—	—	1,040,000	1,928,302	2,968,302	156,948	2015	12/21/2016	300
Brighton	CO	—	510,000	1,794,977	—	—	510,000	1,794,977	2,304,977	146,077	2014	12/21/2016	300
Colorado Springs	CO	—	1,103,650	2,049,635	—	—	1,103,650	2,049,635	3,153,285	475,348	2012	3/29/2013	300
Colorado Springs	CO	—	800,000	1,780,000	—	—	800,000	1,780,000	2,580,000	144,825	2016	12/21/2016	300
Colorado Springs	CO	—	1,157,717	1,447,438	—	—	1,157,717	1,447,438	2,605,155	117,850	2012	12/21/2016	300
Colorado Springs	CO	—	1,424,018	1,774,083	—	—	1,424,018	1,774,083	3,198,101	144,421	2012	12/21/2016	300
Henderson	CO	—	1,180,000	1,845,489	—	—	1,180,000	1,845,489	3,025,489	150,202	2014	12/21/2016	300
Peyton	CO	—	1,403,283	1,998,754	—	—	1,403,283	1,998,754	3,402,037	162,730	2013	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Vernon	CT	—	179,646	319,372	—	13	179,646	319,385	499,031	303,948	1990	3/9/1995	300
Westbrook	CT	—	98,247	373,340	—	—	98,247	373,340	471,587	355,295	1993	3/9/1995	300
Camden	DE	—	113,811	174,435	—	—	113,811	174,435	288,246	110,178	1980	3/19/2003	300
Camden	DE	—	250,528	379,165	—	—	250,528	379,165	629,693	239,499	1990	3/19/2003	300
Dewey	DE	—	147,465	224,665	—	—	147,465	224,665	372,130	141,906	1985	3/19/2003	300
Dover	DE	—	278,804	421,707	—	—	278,804	421,707	700,511	266,371	1970	3/19/2003	300
Dover	DE	—	367,137	554,207	—	—	367,137	554,207	921,344	350,067	1988	3/19/2003	300
Dover	DE	—	367,425	554,884	—	—	367,425	554,884	922,309	350,495	1987	3/19/2003	300
Felton	DE	—	307,260	464,391	—	—	307,260	464,391	771,651	293,333	1989	3/19/2003	300
Greenwood	DE	—	632,303	1,176,711	—	—	632,303	1,176,711	1,809,014	523,635	1985	11/28/2007	300
Harrington	DE	—	563,812	849,220	—	—	563,812	849,220	1,413,032	536,417	1993	3/19/2003	300
Milford	DE	—	310,049	468,575	—	—	310,049	468,575	778,624	295,976	1989	3/19/2003	300
New Castle	DE	—	589,325	887,488	—	—	589,325	887,488	1,476,813	560,589	1980	3/19/2003	300
Smyrna	DE	—	121,774	186,436	—	—	121,774	186,436	308,210	117,758	1995	3/19/2003	300
Smyrna	DE	—	401,135	605,332	—	—	401,135	605,332	1,006,467	382,361	1966	3/19/2003	300
Townsend	DE	—	241,416	365,749	—	—	241,416	365,749	607,165	231,024	1972	3/19/2003	300
Wilmington	DE	—	280,682	424,525	—	—	280,682	424,525	705,207	268,151	1950	3/19/2003	300
Apopka	FL	—	1,607,879	2,003,141	—	—	1,607,879	2,003,141	3,611,020	163,067	1996	12/21/2016	300
Archer	FL	—	296,238	578,145	—	—	296,238	578,145	874,383	453,843	1989	5/7/1999	300
Bradenton	FL	—	946,638	1,672,027	—	—	946,638	1,672,027	2,618,665	398,677	2001	1/22/2013	300
Bradenton	FL	—	414,000	109,000	—	—	414,000	109,000	523,000	25,778	1965	3/8/2013	298
Bushnell	FL	—	130,000	291,637	—	—	130,000	291,637	421,637	172,549	1986	3/18/2004	300
Bushnell	FL	—	1,660,211	1,302,926	—	—	1,660,211	1,302,926	2,963,137	41,259	1990	3/28/2018	300
Cape Coral	FL	—	1,460,725	1,826,275	—	—	1,460,725	1,826,275	3,287,000	148,695	2016	12/21/2016	300
Cape Coral	FL	—	260,000	1,667,327	—	—	260,000	1,667,327	1,927,327	135,695	2002	12/21/2016	300
Casselberry	FL	—	1,370,000	2,006,750	—	—	1,370,000	2,006,750	3,376,750	163,340	2005	12/21/2016	300
Clearwater	FL	—	359,792	311,845	—	—	359,792	311,845	671,637	184,506	1975	3/18/2004	300
Clearwater	FL	—	1,140,824	1,006,445	—	—	1,140,824	1,006,445	2,147,269	31,871	1986	3/28/2018	300
Cocoa	FL	—	323,827	287,810	—	—	323,827	287,810	611,637	170,285	1986	3/18/2004	300
Coral Springs	FL	—	842,439	1,049,534	—	—	842,439	1,049,534	1,891,973	85,438	1999	12/21/2016	300
Deerfield Beach	FL	—	1,600,000	982,745	—	—	1,600,000	982,745	2,582,745	80,013	1998	12/21/2016	300
Deltona	FL	—	140,000	321,637	—	—	140,000	321,637	461,637	190,299	1986	3/18/2004	300
Englewood	FL	—	270,000	331,637	—	—	270,000	331,637	601,637	196,216	1986	3/18/2004	300
Englewood	FL	—	1,051,545	927,683	—	—	1,051,545	927,683	1,979,228	29,377	1990	3/28/2018	300
Estero	FL	—	750,000	1,926,751	—	—	750,000	1,926,751	2,676,751	156,786	2007	12/21/2016	300
Fort Lauderdale	FL	—	1,589,155	1,986,845	—	—	1,589,155	1,986,845	3,576,000	161,768	2016	12/21/2016	300
Fort Lauderdale	FL	—	2,630,000	1,487,205	—	—	2,630,000	1,487,205	4,117,205	121,179	1999	12/21/2016	300
Fort Myers	FL	—	1,569,552	1,955,393	—	—	1,569,552	1,955,393	3,524,945	159,180	2006	12/21/2016	300
Fort Myers	FL	—	1,050,000	1,892,065	—	—	1,050,000	1,892,065	2,942,065	153,952	2005	12/21/2016	300
Fort Myers	FL	—	1,195,358	1,702,597	—	—	1,195,358	1,702,597	2,897,955	138,618	1998	12/21/2016	300
Gainesville	FL	—	515,834	873,187	—	—	515,834	873,187	1,389,021	685,451	1994	5/7/1999	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Gainesville	FL	—	480,318	600,633	—	—	480,318	600,633	1,080,951	471,496	1981	5/7/1999	300
Gainesville	FL	—	347,310	694,859	—	—	347,310	694,859	1,042,169	545,463	1982	5/7/1999	300
Gainesville	FL	—	339,263	658,807	—	—	339,263	658,807	998,070	517,162	1985	5/7/1999	300
Gainesville	FL	—	351,921	552,557	—	—	351,921	552,557	904,478	433,756	1990	5/7/1999	300
Gainesville	FL	—	500,032	850,291	—	—	500,032	850,291	1,350,323	667,477	1994	5/7/1999	300
Homosassa Springs	FL	—	740,000	621,637	—	—	740,000	621,637	1,361,637	367,799	1986	3/18/2004	300
Hudson	FL	—	300,000	351,637	—	—	300,000	351,637	651,637	208,049	1983	3/18/2004	300
Intercession City	FL	—	161,776	319,861	—	—	161,776	319,861	481,637	189,249	1986	3/18/2004	300
Jacksonville	FL	—	266,111	494,206	—	—	266,111	494,206	760,317	290,758	1987	4/1/2004	300
Jupiter	FL	—	1,591,966	2,267,502	—	—	1,591,966	2,267,502	3,859,468	184,610	1998	12/21/2016	300
Jupiter	FL	—	2,540,000	1,449,889	—	—	2,540,000	1,449,889	3,989,889	118,154	1997	12/21/2016	300
Key West	FL	—	873,700	627,937	—	—	873,700	627,937	1,501,637	371,527	1999	3/18/2004	300
Key West	FL	—	492,785	208,852	—	—	492,785	208,852	701,637	123,568	1979	3/18/2004	300
Kissimmee	FL	—	920,000	2,075,994	—	—	920,000	2,075,994	2,995,994	169,043	2015	12/21/2016	300
Kissimmee	FL	—	920,000	2,121,172	—	—	920,000	2,121,172	3,041,172	172,699	2015	12/21/2016	300
Lake Mary	FL	—	1,720,000	1,592,384	—	—	1,720,000	1,592,384	3,312,384	129,596	2002	12/21/2016	300
Lake Worth	FL	—	2,440,000	1,113,008	—	—	2,440,000	1,113,008	3,553,008	90,651	1998	12/21/2016	300
Lakeland	FL	—	527,076	464,561	—	—	527,076	464,561	991,637	274,863	1986	3/18/2004	300
Lakeland	FL	—	300,000	321,637	—	—	300,000	321,637	621,637	190,299	1986	3/18/2004	300
Land O Lakes	FL	—	120,000	361,637	—	—	120,000	361,637	481,637	213,966	1988	3/18/2004	300
Largo	FL	—	900,000	1,475,882	—	—	900,000	1,475,882	2,375,882	276,164	2014	8/13/2013	300
Lehigh Acres	FL	—	1,363,701	1,942,375	—	—	1,363,701	1,942,375	3,306,076	158,140	2013	12/21/2016	300
Lutz	FL	—	480,000	421,637	—	—	480,000	421,637	901,637	249,466	1984	3/18/2004	300
Melbourne	FL	—	1,285,050	1,563,478	—	—	1,285,050	1,563,478	2,848,528	49,510	2000	3/28/2018	300
Miramar	FL	—	1,691,444	2,114,731	—	—	1,691,444	2,114,731	3,806,175	172,180	2001	12/21/2016	300
Miramar	FL	—	1,755,308	2,500,157	—	—	1,755,308	2,500,157	4,255,465	203,552	2001	12/21/2016	300
Moore Haven	FL	—	180,342	331,295	—	—	180,342	331,295	511,637	196,014	1986	3/18/2004	300
Mount Dora	FL	—	1,423,518	2,514,329	—	—	1,423,518	2,514,329	3,937,847	599,514	2002	1/22/2013	300
Naples	FL	—	150,000	301,637	—	—	150,000	301,637	451,637	178,466	1986	3/18/2004	300
Naples	FL	—	620,000	381,637	—	—	620,000	381,637	1,001,637	225,799	1984	3/18/2004	300
Naples	FL	—	1,372,465	1,715,927	—	—	1,372,465	1,715,927	3,088,392	139,710	1999	12/21/2016	300
Naples	FL	—	3,600,000	1,536,146	—	—	3,600,000	1,536,146	5,136,146	125,155	1999	12/21/2016	300
New Port Richey	FL	—	190,000	601,637	—	—	190,000	601,637	791,637	355,966	1997	3/18/2004	300
North Fort Myers	FL	—	140,000	281,637	—	—	140,000	281,637	421,637	166,633	1986	3/18/2004	300
Ocoee	FL	—	1,421,322	1,770,724	—	—	1,421,322	1,770,724	3,192,046	144,147	1997	12/21/2016	300
Okeechobee	FL	—	195,075	346,562	—	—	195,075	346,562	541,637	205,047	1986	3/18/2004	300
Orlando	FL	—	240,000	301,637	—	—	240,000	301,637	541,637	178,466	1985	3/18/2004	300
Orlando	FL	—	1,326,905	1,653,095	—	—	1,326,905	1,653,095	2,980,000	134,572	2015	12/21/2016	300
Orlando	FL	—	1,240,000	2,690,000	—	—	1,240,000	2,690,000	3,930,000	219,140	2016	12/21/2016	300
Orlando	FL	—	1,946,307	2,772,204	—	—	1,946,307	2,772,204	4,718,511	225,701	2004	12/21/2016	300
Orlando	FL	—	1,217,982	1,522,784	—	—	1,217,982	1,522,784	2,740,766	123,984	1999	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Orlando	FL	—	1,010,000	1,421,356	—	—	1,010,000	1,421,356	2,431,356	115,835	2003	12/21/2016	300
Orlando	FL	—	1,290,000	955,589	—	—	1,290,000	955,589	2,245,589	77,880	1991	12/21/2016	300
Oviedo	FL	—	950,897	1,184,655	—	—	950,897	1,184,655	2,135,552	96,438	1998	12/21/2016	300
Palm Bay	FL	—	230,880	300,757	—	—	230,880	300,757	531,637	177,945	1983	3/18/2004	300
Palm Bay	FL	—	2,265,855	1,711,979	—	—	2,265,855	1,711,979	3,977,834	54,213	1995	3/28/2018	300
Palm Beach Gardns	FL	—	2,040,000	1,121,312	—	—	2,040,000	1,121,312	3,161,312	90,930	1984	12/21/2016	300
Palm Harbor	FL	—	510,000	381,637	—	—	510,000	381,637	891,637	225,799	1986	3/18/2004	300
Panama City	FL	—	210,000	431,637	—	—	210,000	431,637	641,637	255,383	1989	3/18/2004	300
Pensacola	FL	—	168,000	312,727	—	—	168,000	312,727	480,727	183,985	1979	4/14/2004	300
Plantation	FL	—	2,260,000	1,617,690	—	—	2,260,000	1,617,690	3,877,690	131,551	1999	12/21/2016	300
Port Charlotte	FL	—	170,000	311,637	—	—	170,000	311,637	481,637	184,383	1983	3/18/2004	300
Port Charlotte	FL	—	200,000	356,637	—	—	200,000	356,637	556,637	211,008	1983	3/18/2004	300
Port Orange	FL	—	609,438	512,199	—	—	609,438	512,199	1,121,637	303,048	1984	3/18/2004	300
Port Saint Lucie	FL	—	1,050,000	1,968,282	—	—	1,050,000	1,968,282	3,018,282	160,200	2016	12/21/2016	300
Punta Gorda	FL	—	400,000	511,637	—	—	400,000	511,637	911,637	302,716	1989	3/18/2004	300
Riverview	FL	—	1,930,000	1,423,752	—	—	1,930,000	1,423,752	3,353,752	292,094	2013	8/13/2012	300
Sanford	FL	—	1,685,711	2,401,027	—	—	1,685,711	2,401,027	4,086,738	195,481	2003	12/21/2016	300
Sarasota	FL	—	2,700,000	1,406,134	—	—	2,700,000	1,406,134	4,106,134	114,520	1997	12/21/2016	300
Stuart	FL	—	2,103,649	2,620,786	—	—	2,103,649	2,620,786	4,724,435	213,347	1999	12/21/2016	300
Tallahassee	FL	—	600,000	341,637	—	—	600,000	341,637	941,637	202,133	1976	3/18/2004	300
Tamarac	FL	—	1,551,449	2,209,791	—	—	1,551,449	2,209,791	3,761,240	179,912	2002	12/21/2016	300
Tampa	FL	—	300,000	301,637	—	—	300,000	301,637	601,637	178,466	1983	3/18/2004	300
Tampa	FL	—	380,000	361,637	—	—	380,000	361,637	741,637	213,966	1985	3/18/2004	300
Tampa	FL	—	320,000	591,637	—	—	320,000	591,637	911,637	350,049	1987	3/18/2004	300
Webster	FL	—	640,000	1,071,637	—	—	640,000	1,071,637	1,711,637	634,049	2001	3/18/2004	300
West Palm Beach	FL	—	1,080,645	1,351,079	—	—	1,080,645	1,351,079	2,431,724	110,004	2000	12/21/2016	300
Winter Springs	FL	—	150,000	291,637	—	—	150,000	291,637	441,637	172,549	1986	3/18/2004	300
Zephyrhills	FL	—	944,539	1,495,185	—	—	944,539	1,495,185	2,439,724	27,412	1990	7/17/2018	300
Augusta	GA	—	620,000	383,232	—	—	620,000	383,232	1,003,232	298,278	1992	7/22/1999	300
Augusta	GA	—	540,000	337,853	—	—	540,000	337,853	877,853	262,959	1992	7/22/1999	300
Augusta	GA	—	510,000	392,929	—	—	510,000	392,929	902,929	305,826	1994	7/22/1999	300
Augusta	GA	—	180,000	422,020	—	—	180,000	422,020	602,020	328,469	1992	7/22/1999	300
Augusta	GA	—	260,000	392,171	—	—	260,000	392,171	652,171	305,237	1996	7/22/1999	300
Augusta	GA	—	240,000	451,637	—	—	240,000	451,637	691,637	267,216	1990	3/18/2004	300
Calhoun	GA	—	122,500	228,742	—	—	122,500	228,742	351,242	139,145	1978	10/16/2003	300
Calhoun	GA	—	262,500	488,742	—	—	262,500	488,742	751,242	297,312	1978	10/16/2003	300
Cartersville	GA	—	262,500	488,742	—	—	262,500	488,742	751,242	297,312	1988	10/16/2003	300
Chatsworth	GA	—	140,000	261,242	—	—	140,000	261,242	401,242	158,916	1980	10/16/2003	300
Chatsworth	GA	—	140,000	261,242	—	—	140,000	261,242	401,242	158,916	1978	10/16/2003	300
Chatsworth	GA	—	140,000	261,242	—	—	140,000	261,242	401,242	158,916	1979	10/16/2003	300
Chickamauga	GA	—	181,731	338,742	—	—	181,731	338,742	520,473	206,062	1976	10/16/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Dalton	GA	—	171,500	319,742	—	—	171,500	319,742	491,242	194,503	1975	10/16/2003	300
Dalton	GA	—	87,500	163,742	—	—	87,500	163,742	251,242	99,603	1975	10/16/2003	300
Dalton	GA	—	485,650	903,162	—	—	485,650	903,162	1,388,812	549,418	1977	10/16/2003	300
Dalton	GA	—	146,000	272,385	—	—	146,000	272,385	418,385	165,695	1978	10/16/2003	300
Dalton	GA	—	420,000	781,242	—	—	420,000	781,242	1,201,242	475,249	1994	10/16/2003	300
Dalton	GA	—	210,000	391,242	—	—	210,000	391,242	601,242	237,999	1994	10/16/2003	300
Dalton	GA	—	332,500	618,742	—	—	332,500	618,742	951,242	376,395	1994	10/16/2003	300
Dalton	GA	—	437,500	813,742	—	—	437,500	813,742	1,251,242	495,020	1999	10/16/2003	300
Decatur	GA	—	529,383	532,429	—	296	529,383	532,725	1,062,108	459,012	1988	6/27/1997	300
Decatur	GA	—	1,622,631	2,866,018	—	—	1,622,631	2,866,018	4,488,649	683,371	2008	1/22/2013	300
Dunwoody	GA	—	545,462	724,254	—	296	545,462	724,550	1,270,012	624,293	1988	6/27/1997	300
Flintstone	GA	—	157,500	293,742	—	—	157,500	293,742	451,242	178,687	1975	10/16/2003	300
La Fayette	GA	—	122,500	228,742	—	—	122,500	228,742	351,242	139,145	1976	10/16/2003	300
Lithonia	GA	—	386,784	776,436	—	—	386,784	776,436	1,163,220	668,972	1990	6/27/1997	300
Mableton	GA	—	491,069	355,957	—	—	491,069	355,957	847,026	306,668	1990	6/27/1997	300
Martinez	GA	—	450,000	402,777	—	—	450,000	402,777	852,777	313,491	1992	7/22/1999	300
Martinez	GA	—	830,000	871,637	—	—	830,000	871,637	1,701,637	515,716	1997	3/18/2004	300
Norcross	GA	—	384,162	651,273	—	—	384,162	651,273	1,035,435	561,120	1990	6/27/1997	300
Ringgold	GA	—	226,671	1,168,914	—	—	226,671	1,168,914	1,395,585	659,860	2011	10/16/2003	300
Ringgold	GA	—	363,825	716,242	—	—	363,825	716,242	1,080,067	435,708	1991	10/16/2003	300
Ringgold	GA	—	482,251	896,851	—	—	482,251	896,851	1,379,102	545,579	1997	10/16/2003	300
Rocky Face	GA	—	164,231	306,241	—	—	164,231	306,241	470,472	186,291	1976	10/16/2003	300
Rome	GA	—	210,000	391,242	—	—	210,000	391,242	601,242	237,999	1982	10/16/2003	300
Rome	GA	—	199,199	371,183	—	—	199,199	371,183	570,382	225,797	1987	10/16/2003	300
Rome	GA	—	179,762	375,997	—	—	179,762	375,997	555,759	228,726	1987	10/16/2003	300
Rome	GA	—	315,000	586,242	—	—	315,000	586,242	901,242	356,624	1992	10/16/2003	300
Rossville	GA	—	157,500	293,742	—	—	157,500	293,742	451,242	178,687	1976	10/16/2003	300
Summerville	GA	—	66,231	124,242	—	—	66,231	124,242	190,473	75,574	1980	10/16/2003	300
Trenton	GA	—	129,231	241,242	—	—	129,231	241,242	370,473	146,749	1980	10/16/2003	300
Adair	IA	—	779,853	1,377,438	—	—	779,853	1,377,438	2,157,291	328,435	2004	1/22/2013	300
Ankeny	IA	—	1,050,000	1,848,552	—	—	1,050,000	1,848,552	2,898,552	113,994	2012	6/30/2017	300
Neola	IA	—	784,675	1,385,954	—	—	784,675	1,385,954	2,170,629	330,466	2003	1/22/2013	300
Norwalk	IA	—	500,000	1,268,448	—	—	500,000	1,268,448	1,768,448	78,221	2009	6/30/2017	300
Belvidere	IL	—	768,748	1,427,676	—	—	768,748	1,427,676	2,196,424	517,153	2008	12/28/2009	300
Dekalb	IL	—	661,500	1,228,500	—	—	661,500	1,228,500	1,890,000	445,388	1963	12/28/2009	300
Godfrey	IL	—	374,586	733,190	—	—	374,586	733,190	1,107,776	631,701	1990	6/27/1997	300
Granite City	IL	—	362,287	737,255	—	—	362,287	737,255	1,099,542	635,205	1990	6/27/1997	300
Hartford	IL	—	599,172	1,112,747	—	—	599,172	1,112,747	1,711,919	403,524	2000	12/28/2009	300
Loves Park	IL	—	547,582	1,018,023	—	—	547,582	1,018,023	1,565,605	450,463	2000	12/20/2007	300
Loves Park	IL	—	760,725	1,412,775	—	—	760,725	1,412,775	2,173,500	512,034	1985	12/28/2009	300
Machesney Park	IL	—	562,275	1,044,225	—	—	562,275	1,044,225	1,606,500	378,202	1978	12/28/2009	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Marengo	IL	—	501,948	932,188	—	—	501,948	932,188	1,434,136	337,952	2006	12/28/2009	300
Monee	IL	—	918,332	1,148,146	—	—	918,332	1,148,146	2,066,478	93,482	2004	12/21/2016	300
Rochelle	IL	—	607,418	1,129,145	—	—	607,418	1,129,145	1,736,563	499,263	2001	12/20/2007	300
Rockford	IL	—	463,050	859,950	—	—	463,050	859,950	1,323,000	311,826	1996	12/28/2009	300
Rockford	IL	—	388,631	721,744	—	—	388,631	721,744	1,110,375	261,841	1997	12/28/2009	300
Tuscola	IL	—	752,456	1,397,419	—	—	752,456	1,397,419	2,149,875	507,021	1989	12/28/2009	300
Albany	IN	—	427,437	796,632	—	—	427,437	796,632	1,224,069	371,501	1996	5/25/2007	300
Alexandria	IN	—	139,219	259,369	—	—	139,219	259,369	398,588	120,603	1973	5/25/2007	300
Anderson	IN	—	147,263	274,307	—	—	147,263	274,307	421,570	127,550	1975	5/25/2007	300
Anderson	IN	—	283,430	529,190	—	—	283,430	529,190	812,620	247,140	1987	5/25/2007	300
Frankfort	IN	—	208,666	390,345	—	—	208,666	390,345	599,011	182,577	1996	5/25/2007	300
Greenwood	IN	—	173,250	323,022	—	—	173,250	323,022	496,272	150,202	1975	5/25/2007	300
Hartford City	IN	—	250,310	467,702	—	—	250,310	467,702	718,012	218,548	1989	5/25/2007	300
Indianapolis	IN	—	129,938	242,134	—	—	129,938	242,134	372,072	112,589	1982	5/25/2007	300
Indianapolis	IN	—	269,294	502,439	—	—	269,294	502,439	771,733	234,434	1984	5/25/2007	300
Indianapolis	IN	—	318,432	593,693	—	—	318,432	593,693	912,125	276,866	1989	5/25/2007	300
Knox	IN	—	341,250	634,999	—	—	341,250	634,999	976,249	285,519	1960	10/9/2007	300
Lafayette	IN	—	147,263	274,309	—	—	147,263	274,309	421,572	127,550	1973	5/25/2007	300
Lafayette	IN	—	112,613	209,959	—	—	112,613	209,959	322,572	97,628	1976	5/25/2007	300
Marion	IN	—	209,196	391,495	—	—	209,196	391,495	600,691	182,844	1973	5/25/2007	300
Michigan City	IN	—	227,500	423,749	—	—	227,500	423,749	651,249	190,808	1970	10/9/2007	300
Mishawaka	IN	—	123,983	233,743	—	—	123,983	233,743	357,726	109,757	1991	5/25/2007	300
Morristown	IN	—	366,590	684,082	—	—	366,590	684,082	1,050,672	319,165	1979	5/25/2007	300
Muncie	IN	—	103,950	193,870	—	—	103,950	193,870	297,820	90,146	1973	5/25/2007	300
Muncie	IN	—	184,237	344,974	—	—	184,237	344,974	529,211	161,479	2000	5/25/2007	300
New Albany	IN	—	181,459	289,353	—	—	181,459	289,353	470,812	275,368	1989	3/3/1995	300
New Albany	IN	—	262,465	331,796	—	—	262,465	331,796	594,261	315,759	1993	3/6/1995	300
New Castle	IN	—	203,941	381,519	—	—	203,941	381,519	585,460	178,205	1993	5/25/2007	300
Richmond	IN	—	281,248	525,089	—	—	281,248	525,089	806,337	244,966	1973	5/25/2007	300
Richmond	IN	—	255,908	478,528	—	—	255,908	478,528	734,436	223,582	1989	5/25/2007	300
Rushville	IN	—	138,600	258,672	—	—	138,600	258,672	397,272	120,279	1973	5/25/2007	300
Rushville	IN	—	121,275	226,497	—	—	121,275	226,497	347,772	105,318	1979	5/25/2007	300
South Bend	IN	—	372,387	695,064	—	—	372,387	695,064	1,067,451	324,272	1991	5/25/2007	300
Wabash	IN	—	430,437	802,871	—	—	430,437	802,871	1,233,308	374,402	2000	5/25/2007	300
Wabash	IN	—	334,923	624,988	—	13	334,923	625,001	959,924	291,432	1993	5/25/2007	300
Warsaw	IN	—	415,275	774,213	—	13	415,275	774,226	1,189,501	360,822	1999	5/25/2007	300
West Lafayette	IN	—	1,052,628	1,342,855	—	—	1,052,628	1,342,855	2,395,483	625,271	2000	5/25/2007	300
Zionsville	IN	—	910,595	1,693,926	—	—	910,595	1,693,926	2,604,521	788,743	1998	5/25/2007	300
Berea	KY	—	252,077	360,815	—	—	252,077	360,815	612,892	343,376	1992	3/8/1995	300
Elizabethtown	KY	—	286,106	286,106	—	93,004	286,106	379,110	665,216	280,629	2018	3/3/1995	286
Lebanon	KY	—	158,052	316,105	—	153	158,052	316,258	474,310	300,979	1992	3/3/1995	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Louisville	KY	—	198,926	368,014	—	—	198,926	368,014	566,940	350,226	1991	3/3/1995	300
Louisville	KY	—	216,849	605,697	—	—	216,849	605,697	822,546	546,003	1996	11/17/1995	300
Mount Washington	KY	—	327,245	479,593	—	—	327,245	479,593	806,838	424,472	1996	5/31/1996	300
Baton Rouge	LA	—	500,000	521,637	—	—	500,000	521,637	1,021,637	308,633	1989	3/18/2004	300
Baton Rouge	LA	—	210,000	361,637	—	—	210,000	361,637	571,637	213,966	1986	3/18/2004	300
Bossier City	LA	—	230,000	431,637	—	—	230,000	431,637	661,637	255,383	1987	3/18/2004	300
Destrehan	LA	—	200,000	411,637	—	—	200,000	411,637	611,637	243,549	1985	3/18/2004	300
Lafayette	LA	—	240,000	391,637	—	—	240,000	391,637	631,637	231,716	1988	3/18/2004	300
Pineville	LA	—	170,000	371,637	—	—	170,000	371,637	541,637	219,883	1988	3/18/2004	300
Shreveport	LA	—	192,500	358,227	—	—	192,500	358,227	550,727	210,754	1981	4/14/2004	300
Amherst	MA	—	110,969	639,806	—	—	110,969	639,806	750,775	393,481	2003	8/18/2003	300
North Reading	MA	—	574,601	756,174	—	—	574,601	756,174	1,330,775	465,047	1999	8/18/2003	300
Revere	MA	—	1,425,557	1,513,027	—	—	1,425,557	1,513,027	2,938,584	27,739	2005	7/17/2018	300
Revere	MA	—	1,479,502	799,952	—	—	1,479,502	799,952	2,279,454	4,000	1992	11/2/2018	300
Seekonk	MA	—	298,354	268,518	—	—	298,354	268,518	566,872	255,540	1992	3/3/1995	300
Berlin	MD	—	255,951	387,395	—	—	255,951	387,395	643,346	244,697	1995	3/19/2003	300
Columbia	MD	—	2,418,975	2,161,684	—	—	2,418,975	2,161,684	4,580,659	68,453	2002	3/28/2018	300
Crisfield	MD	—	219,704	333,024	—	—	219,704	333,024	552,728	210,353	1960	3/19/2003	300
Hebron	MD	—	376,251	567,844	—	—	376,251	567,844	944,095	358,681	1975	3/19/2003	300
La Plata	MD	—	1,017,544	2,706,729	—	—	1,017,544	2,706,729	3,724,273	1,772,675	2001	8/6/2002	300
Laurel	MD	—	390,000	1,653,440	—	—	390,000	1,653,440	2,043,440	135,031	2012	12/21/2016	300
Mechanicsville	MD	—	1,540,335	2,860,928	—	—	1,540,335	2,860,928	4,401,263	1,892,927	2002	6/27/2002	300
Millersville	MD	—	830,737	2,696,245	—	—	830,737	2,696,245	3,526,982	1,784,057	2001	6/27/2002	300
Breckenridge	MI	—	437,500	813,468	—	—	437,500	813,468	1,250,968	365,532	1980	10/9/2007	300
Carson City	MI	—	262,500	488,468	—	—	262,500	488,468	750,968	220,100	1970	10/9/2007	300
Charlevoix	MI	—	385,000	715,513	—	—	385,000	715,513	1,100,513	322,168	1988	10/9/2007	300
Cheboygan	MI	—	280,000	520,513	—	—	280,000	520,513	800,513	234,743	1970	10/9/2007	300
Clare	MI	—	306,250	569,718	—	—	306,250	569,718	875,968	256,527	1980	10/9/2007	300
Clare	MI	—	229,250	426,718	—	—	229,250	426,718	655,968	191,588	1990	10/9/2007	300
Comstock Park	MI	—	315,000	586,261	—	—	315,000	586,261	901,261	264,219	1990	10/9/2007	300
Farwell	MI	—	437,500	813,468	—	—	437,500	813,468	1,250,968	365,808	1979	10/9/2007	300
Flint	MI	—	194,492	476,504	—	139	194,492	476,644	671,136	439,318	1995	12/21/1995	300
Gladwin	MI	—	140,000	260,513	—	—	140,000	260,513	400,513	117,624	1960	10/9/2007	300
Grand Rapids	MI	—	437,500	813,761	—	—	437,500	813,761	1,251,261	365,663	1980	10/9/2007	300
Kalamazoo	MI	—	238,000	443,249	—	—	238,000	443,249	681,249	199,275	1982	10/9/2007	300
Kalkaska	MI	—	437,500	813,013	—	—	437,500	813,013	1,250,513	366,432	1985	10/9/2007	300
Lake City	MI	—	115,500	215,013	—	—	115,500	215,013	330,513	97,225	1980	10/9/2007	300
Lakeview	MI	—	96,250	179,718	—	—	96,250	179,718	275,968	81,677	1960	10/9/2007	300
Mackinaw City	MI	—	455,000	845,513	—	—	455,000	845,513	1,300,513	379,623	1985	10/9/2007	300
Mecosta	MI	—	122,500	228,468	—	—	122,500	228,468	350,968	102,982	1980	10/9/2007	300
Midland	MI	—	437,500	813,013	—	—	437,500	813,013	1,250,513	365,604	1985	10/9/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Mount Pleasant	MI	—	162,750	303,294	—	13	162,750	303,307	466,057	137,368	1960	10/9/2007	300
Mount Pleasant	MI	—	463,750	862,218	—	—	463,750	862,218	1,325,968	387,389	1980	10/9/2007	300
Mount Pleasant	MI	—	210,000	390,968	—	—	210,000	390,968	600,968	176,387	1975	10/9/2007	300
Mount Pleasant	MI	—	437,500	813,468	—	—	437,500	813,468	1,250,968	366,084	1980	10/9/2007	300
Mount Pleasant	MI	—	350,000	650,968	—	—	350,000	650,968	1,000,968	292,678	1990	10/9/2007	300
Mount Pleasant	MI	—	175,000	325,968	—	—	175,000	325,968	500,968	146,970	1990	10/9/2007	300
Petoskey	MI	—	490,000	910,513	—	—	490,000	910,513	1,400,513	408,765	2000	10/9/2007	300
Prudenville	MI	—	133,000	247,513	—	—	133,000	247,513	380,513	112,348	1980	10/9/2007	300
Saginaw	MI	—	262,500	488,013	—	—	262,500	488,013	750,513	219,620	1980	10/9/2007	300
Standish	MI	—	92,750	172,763	—	—	92,750	172,763	265,513	78,283	1960	10/9/2007	300
Traverse City	MI	—	210,000	391,002	—	—	210,000	391,002	601,002	176,403	1990	10/9/2007	300
Walker	MI	—	586,250	1,089,999	—	—	586,250	1,089,999	1,676,249	489,511	1980	10/9/2007	300
Alexandria	MN	—	132,924	246,858	—	—	132,924	246,858	379,782	80,376	1986	12/1/2010	299
Andover	MN	—	888,706	1,650,454	—	—	888,706	1,650,454	2,539,160	531,867	1993	12/1/2010	300
Apple Valley	MN	—	350,000	650,000	—	—	350,000	650,000	1,000,000	210,054	1988	12/1/2010	299
Baxter	MN	—	350,000	650,000	—	—	350,000	650,000	1,000,000	210,054	1997	12/1/2010	299
Blaine	MN	—	767,270	1,424,929	—	—	767,270	1,424,929	2,192,199	459,323	1994	12/1/2010	300
Bloomington	MN	—	262,500	487,500	—	—	262,500	487,500	750,000	157,783	1987	12/1/2010	299
Bloomington	MN	—	676,771	1,256,859	—	—	676,771	1,256,859	1,933,630	405,018	1991	12/1/2010	300
Brainerd	MN	—	490,000	910,000	—	—	490,000	910,000	1,400,000	294,172	1980	12/1/2010	299
Brooklyn Center	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,020	2004	12/1/2010	300
Brooklyn Center	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	2001	12/1/2010	300
Brooklyn Center	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1989	12/1/2010	300
Brooklyn Park	MN	—	830,336	1,542,052	—	—	830,336	1,542,052	2,372,388	496,997	1986	12/1/2010	300
Brooklyn Park	MN	—	578,964	1,075,220	—	—	578,964	1,075,220	1,654,184	346,833	1992	12/1/2010	300
Brooklyn Park	MN	—	750,697	1,394,151	—	—	750,697	1,394,151	2,144,848	314,536	1998	5/1/2013	300
Burnsville	MN	—	615,240	1,142,589	—	—	615,240	1,142,589	1,757,829	368,261	1980	12/1/2010	300
Burnsville	MN	—	515,298	956,981	—	—	515,298	956,981	1,472,279	308,799	1984	12/1/2010	300
Burnsville	MN	—	350,000	650,000	—	—	350,000	650,000	1,000,000	210,054	1986	12/1/2010	299
Burnsville	MN	—	932,558	1,731,892	—	—	932,558	1,731,892	2,664,450	558,062	2000	12/1/2010	300
Chaska	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1995	12/1/2010	300
Chaska	MN	—	490,000	910,000	—	—	490,000	910,000	1,400,000	293,687	1996	12/1/2010	300
Chaska	MN	—	410,797	762,908	—	—	410,797	762,908	1,173,705	172,507	2003	5/1/2013	299
Columbia Heights	MN	—	673,068	1,249,983	—	—	673,068	1,249,983	1,923,051	402,806	1994	12/1/2010	300
Coon Rapids	MN	—	490,000	910,000	—	—	490,000	910,000	1,400,000	293,687	1984	12/1/2010	300
Cottage Grove	MN	—	805,888	1,496,650	—	—	805,888	1,496,650	2,302,538	482,393	1981	12/1/2010	300
Crystal	MN	—	552,641	1,026,332	—	—	552,641	1,026,332	1,578,973	331,107	1994	12/1/2010	300
Crystal	MN	—	740,518	1,375,248	—	—	740,518	1,375,248	2,115,766	443,342	1978	12/1/2010	300
Eagan	MN	—	906,287	1,683,104	—	—	906,287	1,683,104	2,589,391	542,612	1984	12/1/2010	300
Eagan	MN	—	699,277	1,298,658	—	—	699,277	1,298,658	1,997,935	418,705	1992	12/1/2010	300
Eden Prairie	MN	—	947,702	1,760,019	—	—	947,702	1,760,019	2,707,721	566,867	1984	12/1/2010	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Eden Prairie	MN	—	485,526	901,690	—	—	485,526	901,690	1,387,216	291,014	1986	12/1/2010	300
Edina	MN	—	568,893	1,056,516	—	—	568,893	1,056,516	1,625,409	340,816	1989	12/1/2010	300
Elk River	MN	—	613,113	1,138,637	—	—	613,113	1,138,637	1,751,750	366,989	2007	12/1/2010	300
Elk River	MN	—	456,850	848,435	—	—	456,850	848,435	1,305,285	273,884	1994	12/1/2010	300
Excelsior	MN	—	262,500	487,500	—	—	262,500	487,500	750,000	157,783	1988	12/1/2010	299
Falcon Heights	MN	—	494,415	918,199	—	—	494,415	918,199	1,412,614	296,325	1987	12/1/2010	300
Farmington	MN	—	437,500	812,500	—	—	437,500	812,500	1,250,000	262,325	1996	12/1/2010	300
Forest Lake	MN	—	398,985	740,973	—	—	398,985	740,973	1,139,958	239,074	1997	12/1/2010	300
Fridley	MN	—	519,325	964,461	—	—	519,325	964,461	1,483,786	311,205	1986	12/1/2010	300
Fridley	MN	—	706,295	1,311,691	—	—	706,295	1,311,691	2,017,986	422,898	1984	12/1/2010	300
Fridley	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	1985	12/1/2010	299
Golden Valley	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1995	12/1/2010	300
Ham Lake	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1997	12/1/2010	300
Hastings	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1994	12/1/2010	300
Inver Grove Heigh	MN	—	134,705	250,166	—	—	134,705	250,166	384,871	81,198	1989	12/1/2010	299
Inver Grove Heigh	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1997	12/1/2010	300
Lakeville	MN	—	631,855	1,173,446	—	—	631,855	1,173,446	1,805,301	378,429	1995	12/1/2010	300
Lakeville	MN	—	654,912	1,216,266	—	—	654,912	1,216,266	1,871,178	392,203	1996	12/1/2010	300
Litchfield	MN	—	388,788	722,036	—	—	388,788	722,036	1,110,824	232,983	1966	12/1/2010	300
Little Falls	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1968	12/1/2010	299
Long Lake	MN	—	808,543	1,501,579	—	—	808,543	1,501,579	2,310,122	483,978	1997	12/1/2010	300
Maplewood	MN	—	931,427	1,729,793	—	—	931,427	1,729,793	2,661,220	557,145	2000	12/1/2010	300
Maplewood	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	1996	12/1/2010	299
Mendota Heights	MN	—	827,026	1,535,906	—	—	827,026	1,535,906	2,362,932	495,020	1996	12/1/2010	300
Mendota Heights	MN	—	717,808	1,333,072	—	—	717,808	1,333,072	2,050,880	429,775	1997	12/1/2010	300
Minneapolis	MN	—	967,640	1,797,045	—	—	967,640	1,797,045	2,764,685	579,020	2004	12/1/2010	300
Minneapolis	MN	—	856,122	1,589,941	—	—	856,122	1,589,941	2,446,063	512,402	1996	12/1/2010	300
Minneapolis	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1992	12/1/2010	300
Minneapolis	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1992	12/1/2010	300
Minneapolis	MN	—	938,237	1,742,440	—	—	938,237	1,742,440	2,680,677	561,455	1984	12/1/2010	300
Minneapolis	MN	—	365,977	679,671	—	—	365,977	679,671	1,045,648	219,355	1970	12/1/2010	300
Minneapolis	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1995	12/1/2010	300
Minneapolis	MN	—	738,535	1,371,564	—	—	738,535	1,371,564	2,110,099	441,914	1983	12/1/2010	300
Minneapolis	MN	—	811,510	1,507,090	—	—	811,510	1,507,090	2,318,600	485,508	1978	12/1/2010	300
Minneapolis	MN	—	539,242	1,001,450	—	—	539,242	1,001,450	1,540,692	323,104	1979	12/1/2010	300
Minneapolis	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1979	12/1/2010	299
Minneapolis	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	1978	12/1/2010	299
Minneapolis	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1985	12/1/2010	300
Minneapolis	MN	—	350,000	650,000	—	—	350,000	650,000	1,000,000	209,811	1989	12/1/2010	300
Minneapolis	MN	—	759,822	1,411,097	—	—	759,822	1,411,097	2,170,919	454,631	1989	12/1/2010	300
Minnetonka	MN	—	582,162	1,081,158	—	—	582,162	1,081,158	1,663,320	243,942	1984	5/1/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Monticello	MN	—	589,643	1,095,051	—	—	589,643	1,095,051	1,684,694	353,212	1994	12/1/2010	300
Mounds View	MN	—	743,926	1,381,578	—	—	743,926	1,381,578	2,125,504	445,378	1986	12/1/2010	300
New Brighton	MN	—	585,039	1,086,502	—	—	585,039	1,086,502	1,671,541	350,219	1999	12/1/2010	300
New Hope	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1994	12/1/2010	299
Newport	MN	—	967,228	1,796,280	—	—	967,228	1,796,280	2,763,508	578,774	1991	12/1/2010	300
Oak Park Heights	MN	—	635,158	1,179,579	—	—	635,158	1,179,579	1,814,737	380,402	1998	12/1/2010	300
Pine City	MN	—	644,412	1,196,765	—	—	644,412	1,196,765	1,841,177	386,173	1995	12/1/2010	300
Princeton	MN	—	546,257	1,014,476	—	—	546,257	1,014,476	1,560,733	327,294	1996	12/1/2010	300
Ramsey	MN	—	650,205	1,207,523	—	—	650,205	1,207,523	1,857,728	389,390	1995	12/1/2010	300
Richfield	MN	—	630,540	1,171,003	—	—	630,540	1,171,003	1,801,543	377,643	1979	12/1/2010	300
Richfield	MN	—	678,216	1,259,543	—	—	678,216	1,259,543	1,937,759	406,124	1981	12/1/2010	300
Richfield	MN	—	436,919	811,421	—	—	436,919	811,421	1,248,340	261,735	1990	12/1/2010	300
Richfield	MN	—	839,497	1,559,065	—	—	839,497	1,559,065	2,398,562	502,470	1980	12/1/2010	300
Rogers	MN	—	781,303	1,450,991	—	—	781,303	1,450,991	2,232,294	467,706	1997	12/1/2010	300
Roseville	MN	—	403,786	749,887	—	—	403,786	749,887	1,153,673	241,941	1999	12/1/2010	300
Roseville	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1985	12/1/2010	300
Roseville	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1995	12/1/2010	300
Roseville	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1995	12/1/2010	300
Saint Cloud	MN	—	786,129	1,459,954	—	—	786,129	1,459,954	2,246,083	470,346	1980	12/1/2010	300
Saint Cloud	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,997	1986	12/1/2010	298
Saint Cloud	MN	—	677,052	1,257,383	—	—	677,052	1,257,383	1,934,435	405,429	1996	12/1/2010	300
Saint Michael	MN	—	561,604	1,042,980	—	—	561,604	1,042,980	1,604,584	336,705	1999	12/1/2010	300
Saint Paul	MN	—	808,755	1,501,973	—	—	808,755	1,501,973	2,310,728	483,863	1997	12/1/2010	300
Saint Paul	MN	—	418,774	777,723	—	—	418,774	777,723	1,196,497	250,895	1987	12/1/2010	300
Saint Paul	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1994	12/1/2010	299
Saint Paul	MN	—	832,144	1,545,409	—	—	832,144	1,545,409	2,377,553	498,077	1984	12/1/2010	300
Saint Paul	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	2001	12/1/2010	300
Saint Paul	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1966	12/1/2010	299
Saint Paul	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,020	1979	12/1/2010	300
Saint Paul	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,020	1993	12/1/2010	300
Saint Paul	MN	—	576,820	1,071,236	—	—	576,820	1,071,236	1,648,056	345,309	1996	12/1/2010	300
Saint Paul	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,020	2005	12/1/2010	300
Saint Paul	MN	—	531,091	986,311	—	—	531,091	986,311	1,517,402	318,234	1987	12/1/2010	300
Saint Paul	MN	—	592,617	1,100,575	—	—	592,617	1,100,575	1,693,192	354,746	1991	12/1/2010	300
Saint Paul	MN	—	739,277	1,372,944	—	—	739,277	1,372,944	2,112,221	442,358	1991	12/1/2010	300
Saint Paul	MN	—	788,752	1,464,824	—	—	788,752	1,464,824	2,253,576	471,913	1989	12/1/2010	300
Saint Paul	MN	—	950,678	1,765,546	—	—	950,678	1,765,546	2,716,224	568,645	2001	12/1/2010	300
Saint Paul	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1989	12/1/2010	299
Saint Paul	MN	—	262,500	487,500	—	—	262,500	487,500	750,000	157,540	1989	12/1/2010	299
Saint Paul	MN	—	541,547	1,005,731	—	—	541,547	1,005,731	1,547,278	324,238	1989	12/1/2010	300
Saint Paul	MN	—	827,608	1,536,987	—	—	827,608	1,536,987	2,364,595	494,883	2005	12/1/2010	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Saint Paul	MN	—	789,790	1,466,752	—	—	789,790	1,466,752	2,256,542	472,776	1989	12/1/2010	300
Saint Paul	MN	—	648,354	1,204,086	—	—	648,354	1,204,086	1,852,440	271,431	1994	5/1/2013	300
Saint Paul Park	MN	—	1,925,000	3,575,000	—	—	1,925,000	3,575,000	5,500,000	1,149,958	1965	12/1/2010	300
Sauk Rapids	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	1997	12/1/2010	299
Savage	MN	—	605,220	1,123,981	—	—	605,220	1,123,981	1,729,201	362,275	1995	12/1/2010	300
Savage	MN	—	569,195	1,057,075	—	—	569,195	1,057,075	1,626,270	340,754	1998	12/1/2010	300
Savage	MN	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	2001	12/1/2010	299
Shakopee	MN	—	522,391	970,156	—	—	522,391	970,156	1,492,547	314,008	1986	12/1/2010	299
Shakopee	MN	—	688,324	1,278,317	—	—	688,324	1,278,317	1,966,641	412,162	1999	12/1/2010	300
Shakopee	MN	—	783,764	1,455,562	—	—	783,764	1,455,562	2,239,326	468,934	1999	12/1/2010	300
Sherburn	MN	—	110,000	2,499,670	—	—	110,000	2,499,670	2,609,670	154,146	2007	6/30/2017	300
Vadnais Heights	MN	—	931,400	1,729,742	—	—	931,400	1,729,742	2,661,142	557,371	1993	12/1/2010	300
White Bear Lake	MN	—	943,945	1,753,040	—	—	943,945	1,753,040	2,696,985	564,865	1987	12/1/2010	300
White Bear Lake	MN	—	860,523	1,598,113	—	—	860,523	1,598,113	2,458,636	515,030	1987	12/1/2010	300
Woodbury	MN	—	962,500	1,787,500	—	—	962,500	1,787,500	2,750,000	575,707	1985	12/1/2010	300
Zimmerman	MN	—	979,764	1,819,561	—	—	979,764	1,819,561	2,799,325	586,263	1996	12/1/2010	300
Bolivar	MO	—	712,586	1,258,625	—	—	712,586	1,258,625	1,971,211	300,105	2006	1/22/2013	300
Bolivar	MO	—	734,876	1,297,996	—	—	734,876	1,297,996	2,032,872	309,493	2006	1/22/2013	300
Fair Grove	MO	—	331,197	584,987	130,304	—	331,197	715,291	1,046,488	186,309	1982	1/22/2013	274
Hollister	MO	—	660,909	1,167,349	—	—	660,909	1,167,349	1,828,258	278,342	2005	1/22/2013	300
Monett	MO	—	493,610	871,853	—	—	493,610	871,853	1,365,463	207,884	1999	1/22/2013	300
Springfield	MO	—	471,920	833,541	—	—	471,920	833,541	1,305,461	198,749	1988	1/22/2013	300
Springfield	MO	—	794,438	1,403,200	—	—	794,438	1,403,200	2,197,638	334,578	2005	1/22/2013	300
Springfield	MO	—	805,817	1,423,297	—	—	805,817	1,423,297	2,229,114	339,370	2005	1/22/2013	300
Springfield	MO	—	600,117	1,059,974	—	—	600,117	1,059,974	1,660,091	252,739	2007	1/22/2013	300
Springfield	MO	—	735,236	1,298,631	—	—	735,236	1,298,631	2,033,867	309,644	2007	1/22/2013	300
Springfield	MO	—	782,041	1,381,302	—	—	782,041	1,381,302	2,163,343	329,356	2008	1/22/2013	300
Springfield	MO	—	1,955,824	3,454,530	—	—	1,955,824	3,454,530	5,410,354	823,695	2008	1/22/2013	300
Springfield	MO	—	839,527	1,482,839	—	—	839,527	1,482,839	2,322,366	353,567	2008	1/22/2013	300
Waynesville	MO	—	511,912	904,179	—	—	511,912	904,179	1,416,091	215,592	1999	1/22/2013	300
Brandon	MS	—	671,486	1,247,588	—	—	671,486	1,247,588	1,919,074	675,777	2000	6/30/2005	300
Flowood	MS	—	437,926	813,832	—	—	437,926	813,832	1,251,758	440,826	1995	6/30/2005	300
Flowood	MS	—	399,972	743,347	—	—	399,972	743,347	1,143,319	402,647	1995	6/30/2005	300
Jackson	MS	—	329,904	613,221	—	—	329,904	613,221	943,125	332,162	1983	6/30/2005	300
Jackson	MS	—	540,108	1,003,600	—	—	540,108	1,003,600	1,543,708	543,617	1993	6/30/2005	300
Marion	MS	—	350,341	651,013	—	—	350,341	651,013	1,001,354	352,633	1993	6/30/2005	300
Meridian	MS	—	437,926	813,671	—	—	437,926	813,671	1,251,597	440,739	1997	6/30/2005	300
Meridian	MS	—	405,811	754,030	—	—	405,811	754,030	1,159,841	408,434	1995	6/30/2005	300
Meridian	MS	—	145,975	271,478	—	—	145,975	271,478	417,453	147,051	1980	6/30/2005	300
Meridian	MS	—	280,273	520,887	—	—	280,273	520,887	801,160	282,148	1990	6/30/2005	300
Meridian	MS	—	321,146	596,794	—	—	321,146	596,794	917,940	321,274	1960	7/19/2005	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Newton	MS	—	467,121	867,891	—	—	467,121	867,891	1,335,012	470,108	1995	6/30/2005	300
Pearl	MS	—	544,488	1,011,733	—	—	544,488	1,011,733	1,556,221	548,023	1970	6/30/2005	300
Philadelphia	MS	—	472,960	878,735	—	—	472,960	878,735	1,351,695	475,982	1995	6/30/2005	300
Southaven	MS	—	310,000	641,637	—	—	310,000	641,637	951,637	379,633	2000	3/18/2004	300
Terry	MS	—	583,901	1,084,930	—	—	583,901	1,084,930	1,668,831	587,671	2000	6/30/2005	300
Waveland	MS	—	180,000	331,637	—	—	180,000	331,637	511,637	196,216	1980	3/18/2004	300
Archdale	NC	—	410,000	731,637	—	—	410,000	731,637	1,141,637	432,883	1999	3/18/2004	300
Banner Elk	NC	—	386,993	720,861	—	—	386,993	720,861	1,107,854	312,307	1982	3/27/2008	300
Banner Elk	NC	—	355,330	662,058	—	—	355,330	662,058	1,017,388	286,640	1990	3/27/2008	300
Burgaw	NC	—	198,774	370,653	—	—	198,774	370,653	569,427	160,566	1985	3/27/2008	300
Burgaw	NC	—	457,356	850,877	—	—	457,356	850,877	1,308,233	368,147	2005	3/27/2008	300
Carolina Beach	NC	—	457,356	850,929	—	—	457,356	850,929	1,308,285	368,453	2005	3/27/2008	300
Cary	NC	—	255,064	475,849	—	—	255,064	475,849	730,913	206,828	1990	3/27/2008	300
Charlotte	NC	—	300,000	291,637	—	—	300,000	291,637	591,637	172,549	1973	3/18/2004	300
Charlotte	NC	—	640,000	581,637	—	—	640,000	581,637	1,221,637	344,133	1998	3/18/2004	300
Charlotte	NC	—	970,000	1,650,000	—	—	970,000	1,650,000	2,620,000	134,207	2015	12/21/2016	300
Durham	NC	—	720,000	851,637	—	—	720,000	851,637	1,571,637	503,883	2000	3/18/2004	300
Goldsboro	NC	—	460,000	740,625	—	—	460,000	740,625	1,200,625	531,992	1998	1/25/2001	300
Hampstead	NC	—	562,900	1,046,971	—	—	562,900	1,046,971	1,609,871	452,510	2000	3/27/2008	300
Holly Ridge	NC	—	721,215	1,340,986	—	—	721,215	1,340,986	2,062,201	579,710	2000	3/27/2008	300
Hubert	NC	—	404,584	752,872	—	—	404,584	752,872	1,157,456	326,409	1987	3/27/2008	300
Jacksonville	NC	—	180,000	371,637	—	—	180,000	371,637	551,637	219,883	1981	3/18/2004	300
Jacksonville	NC	—	140,000	260,727	—	—	140,000	260,727	400,727	153,392	1988	4/14/2004	300
Jacksonville	NC	—	351,812	654,867	—	—	351,812	654,867	1,006,679	283,536	1992	3/27/2008	300
Kinston	NC	—	550,000	1,057,833	—	153	550,000	1,057,987	1,607,987	897,475	1997	10/24/1997	300
Raleigh	NC	—	740,000	791,637	—	—	740,000	791,637	1,531,637	468,383	2000	3/18/2004	300
Richlands	NC	—	492,537	916,235	—	—	492,537	916,235	1,408,772	396,359	1960	3/27/2008	300
Richlands	NC	—	376,439	700,603	—	—	376,439	700,603	1,077,042	303,847	1983	3/27/2008	300
Riegelwood	NC	—	—	453,916	—	—	—	453,916	453,916	208,517	2005	3/27/2008	283
Roanoke Rapids	NC	—	834,223	1,551,226	480	50,351	834,223	1,602,057	2,436,280	767,695	1996	11/1/2006	296
Roxboro	NC	—	243,112	368,107	—	—	243,112	368,107	611,219	232,514	1989	3/19/2003	300
Shallotte	NC	—	492,537	916,266	—	—	492,537	916,266	1,408,803	396,373	1999	3/27/2008	300
Southern Pines	NC	—	600,000	300,625	—	—	600,000	300,625	900,625	215,926	2000	1/25/2001	300
Wallace	NC	—	—	177,408	—	—	—	177,408	177,408	105,684	1980	3/27/2008	219
Wilmington	NC	—	527,718	981,645	—	—	527,718	981,645	1,509,363	425,163	1983	3/27/2008	300
Wilmington	NC	—	351,812	654,930	—	—	351,812	654,930	1,006,742	283,278	1983	3/27/2008	300
Wilmington	NC	—	474,946	883,640	—	—	474,946	883,640	1,358,586	382,574	1985	3/27/2008	300
Wilmington	NC	—	—	353,366	—	—	—	353,366	353,366	269,578	1987	3/27/2008	170
Wilmington	NC	—	364,126	677,787	—	—	364,126	677,787	1,041,913	293,430	1992	3/27/2008	300
Wilmington	NC	—	439,765	818,271	—	—	439,765	818,271	1,258,036	353,788	1992	3/27/2008	300
Wilmington	NC	—	—	805,696	—	—	—	805,696	805,696	348,644	2006	3/27/2008	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Wilmington	NC	—	386,993	720,288	—	—	386,993	720,288	1,107,281	311,776	1999	3/27/2008	300
Wilmington	NC	—	527,718	981,602	—	—	527,718	981,602	1,509,320	425,145	1984	3/27/2008	300
Wilmington	NC	—	334,222	622,284	—	—	334,222	622,284	956,506	269,755	1985	3/27/2008	300
Wilmington	NC	—	334,222	622,251	—	—	334,222	622,251	956,473	269,457	2002	3/27/2008	300
Winston Salem	NC	—	320,000	311,637	—	—	320,000	311,637	631,637	184,383	1981	3/18/2004	300
Zebulon	NC	—	306,077	570,587	—	—	306,077	570,587	876,664	247,723	1993	3/27/2008	300
Bellevue	NE	—	929,608	1,597,236	—	—	929,608	1,597,236	2,526,844	34,607	2007	6/14/2018	300
La Vista	NE	—	908,793	1,612,833	—	—	908,793	1,612,833	2,521,626	34,945	2008	6/14/2018	300
Absecon	NJ	—	1,367,872	2,540,604	—	—	1,367,872	2,540,604	3,908,476	1,680,995	2001	6/27/2002	300
Mays Landing	NJ	—	1,539,117	2,858,630	—	—	1,539,117	2,858,630	4,397,747	1,892,259	2001	6/27/2002	300
Millville	NJ	—	953,891	1,771,782	—	—	953,891	1,771,782	2,725,673	1,172,321	2001	6/27/2002	300
Toms River	NJ	—	1,265,861	2,351,154	—	—	1,265,861	2,351,154	3,617,015	1,555,997	2001	6/27/2002	300
Toms River	NJ	—	982,526	1,824,961	—	—	982,526	1,824,961	2,807,487	1,207,201	2001	6/27/2002	300
Wall Township	NJ	—	1,459,957	2,712,264	—	—	1,459,957	2,712,264	4,172,221	1,776,496	2001	8/6/2002	300
Albuquerque	NM	—	200,000	271,637	—	—	200,000	271,637	471,637	160,716	1973	3/18/2004	300
Adams Center	NY	—	2,362,078	2,191,965	—	—	2,362,078	2,191,965	4,554,043	69,412	2008	3/28/2018	300
Amherst	NY	—	660,000	1,820,000	—	—	660,000	1,820,000	2,480,000	148,121	2014	12/21/2016	300
Amherst	NY	—	268,540	1,523,162	—	—	268,540	1,523,162	1,791,702	48,233	2002	3/28/2018	300
Canandaigua	NY	—	509,072	918,495	—	—	509,072	918,495	1,427,567	29,086	1999	3/28/2018	300
Canton	NY	—	43,985	952,266	—	—	43,985	952,266	996,251	17,458	2004	7/17/2018	300
Canton	NY	—	680,957	2,235,047	—	—	680,957	2,235,047	2,916,004	40,976	2008	7/17/2018	300
Carmel	NY	—	3,636,376	2,074,749	—	—	3,636,376	2,074,749	5,711,125	10,374	2006	11/2/2018	300
Chaumont	NY	—	1,009,703	1,684,271	—	—	1,009,703	1,684,271	2,693,974	30,878	2005	7/17/2018	300
Cheektowaga	NY	—	136,598	1,776,681	—	—	136,598	1,776,681	1,913,279	38,495	2015	6/28/2018	300
Elma	NY	—	512,047	1,471,068	—	—	512,047	1,471,068	1,983,115	26,970	2001	7/17/2018	300
Evans Mills	NY	—	1,091,928	1,650,817	—	—	1,091,928	1,650,817	2,742,745	30,265	2014	7/17/2018	300
Fairport	NY	—	1,305,548	1,325,880	—	—	1,305,548	1,325,880	2,631,428	41,986	1965	3/28/2018	300
Gouverneur	NY	—	785,916	2,579,545	—	—	785,916	2,579,545	3,365,461	47,292	2004	7/17/2018	300
Ithaca	NY	—	1,029,876	754,877	—	—	1,029,876	754,877	1,784,753	23,904	1990	3/28/2018	300
Kingston	NY	—	257,763	456,042	—	—	257,763	456,042	713,805	432,480	1994	4/6/1995	300
Niagara Falls	NY	—	1,156,407	1,020,193	—	—	1,156,407	1,020,193	2,176,600	32,306	1994	3/28/2018	300
Ogdensburg	NY	—	406,027	1,829,259	—	—	406,027	1,829,259	2,235,286	33,536	2006	7/17/2018	300
Potsdam	NY	—	699,718	1,317,994	—	—	699,718	1,317,994	2,017,712	41,736	1987	3/28/2018	300
Rochester	NY	—	632,586	1,117,323	—	—	632,586	1,117,323	1,749,909	266,413	1999	1/22/2013	300
Rochester	NY	—	467,265	758,113	—	—	467,265	758,113	1,225,378	24,007	1980	3/28/2018	300
Rochester	NY	—	881,230	1,332,275	—	—	881,230	1,332,275	2,213,505	24,425	2002	7/17/2018	300
Saratoga Springs	NY	—	1,320,191	1,401,196	—	—	1,320,191	1,401,196	2,721,387	25,689	1996	7/17/2018	300
Tonawanda	NY	—	561,048	848,213	—	—	561,048	848,213	1,409,261	15,551	2002	7/17/2018	300
Watertown	NY	—	1,819,502	2,750,790	—	—	1,819,502	2,750,790	4,570,292	50,431	2013	7/17/2018	300
Watertown	NY	—	1,414,277	1,423,118	—	—	1,414,277	1,423,118	2,837,395	26,090	2000	7/17/2018	300
Webster	NY	—	816,696	1,520,311	—	—	816,696	1,520,311	2,337,007	48,143	1990	3/28/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Webster	NY	—	439,396	1,763,194	—	—	439,396	1,763,194	2,202,590	55,834	2008	3/28/2018	300
West Seneca	NY	—	527,017	1,272,369	—	—	527,017	1,272,369	1,799,386	40,292	2003	3/28/2018	300
West Seneca	NY	—	945,803	834,396	—	—	945,803	834,396	1,780,199	26,423	2007	3/28/2018	300
Alliance	OH	—	454,440	843,960	—	—	454,440	843,960	1,298,400	289,628	2000	6/22/2010	299
Atwater	OH	—	118,555	266,748	—	—	118,555	266,748	385,303	253,855	1991	3/3/1995	300
Bellefontaine	OH	—	560,000	1,042,110	—	—	560,000	1,042,110	1,602,110	454,720	2001	2/29/2008	300
Bellefontaine	OH	—	455,000	847,110	—	—	455,000	847,110	1,302,110	369,330	2001	2/29/2008	300
Columbus	OH	—	147,296	304,411	—	—	147,296	304,411	451,707	289,698	1989	3/3/1995	300
Columbus	OH	—	273,085	471,693	13,088	—	273,085	484,780	757,865	443,632	1995	12/21/1995	295
Cuyahoga Falls	OH	—	321,792	1,144,619	—	—	321,792	1,144,619	1,466,411	715,598	1991	3/3/1995	300
De Graff	OH	—	302,750	564,360	—	—	302,750	564,360	867,110	246,899	2004	2/29/2008	300
Eaton	OH	—	164,588	306,934	—	—	164,588	306,934	471,522	142,721	1975	5/25/2007	300
Galion	OH	—	138,981	327,597	—	—	138,981	327,597	466,578	311,763	1993	3/6/1995	300
Jackson Center	OH	—	367,500	684,610	—	—	367,500	684,610	1,052,110	299,207	1986	2/29/2008	300
Kenton	OH	—	140,000	262,462	—	—	140,000	262,462	402,462	109,496	2001	8/29/2008	300
Marysville	OH	—	507,500	944,610	—	—	507,500	944,610	1,452,110	411,742	2001	2/29/2008	300
Marysville	OH	—	700,000	1,302,110	—	—	700,000	1,302,110	2,002,110	567,255	2001	2/29/2008	300
Marysville	OH	—	350,000	652,110	—	—	350,000	652,110	1,002,110	284,505	2001	2/29/2008	300
Perrysburg	OH	—	211,678	390,680	—	134	211,678	390,814	602,492	344,978	1996	9/1/1995	300
Russells Point	OH	—	546,000	1,016,110	—	—	546,000	1,016,110	1,562,110	443,410	2001	2/29/2008	300
Streetsboro	OH	—	402,988	533,349	—	114	402,988	533,462	936,450	442,793	1997	9/3/1996	300
Tiffin	OH	—	117,017	273,040	—	—	117,017	273,040	390,057	259,843	1992	3/7/1995	300
Troy	OH	—	355,009	588,111	—	85	355,009	588,195	943,204	493,110	1998	6/27/1996	300
Wadsworth	OH	—	266,507	496,917	—	116	266,507	497,033	763,540	423,489	1996	7/1/1996	300
Edmond	OK	—	365,152	716,425	—	—	365,152	716,425	1,081,577	159,137	1997	6/27/2013	300
Edmond	OK	—	352,862	694,398	—	—	352,862	694,398	1,047,260	154,583	1993	6/27/2013	299
Edmond	OK	—	519,976	1,019,075	—	—	519,976	1,019,075	1,539,051	226,389	1991	6/27/2013	300
Edmond	OK	—	962,803	1,887,389	—	—	962,803	1,887,389	2,850,192	418,700	2007	6/27/2013	300
Midwest City	OK	—	405,372	795,228	—	—	405,372	795,228	1,200,600	176,605	1996	6/27/2013	300
Midwest City	OK	—	445,188	873,239	—	—	445,188	873,239	1,318,427	193,897	1998	6/27/2013	300
Moore	OK	—	306,341	602,193	—	—	306,341	602,193	908,534	134,144	1971	6/27/2013	299
Moore	OK	—	294,864	579,209	—	—	294,864	579,209	874,073	128,885	1992	6/27/2013	300
Norman	OK	—	248,874	489,810	—	—	248,874	489,810	738,684	109,233	1970	6/27/2013	299
Norman	OK	—	390,000	523,739	—	—	390,000	523,739	913,739	116,754	1971	6/27/2013	299
Norman	OK	—	470,199	922,644	—	—	470,199	922,644	1,392,843	205,178	1986	6/27/2013	300
Norman	OK	—	697,964	1,368,992	—	—	697,964	1,368,992	2,066,956	303,954	1995	6/27/2013	300
Norman	OK	—	163,252	321,345	—	—	163,252	321,345	484,597	71,725	1994	6/27/2013	299
Oklahoma City	OK	—	453,873	890,815	—	—	453,873	890,815	1,344,688	198,122	1996	6/27/2013	300
Oklahoma City	OK	—	520,386	1,021,067	—	—	520,386	1,021,067	1,541,453	226,830	1997	6/27/2013	300
Oklahoma City	OK	—	410,750	806,262	—	—	410,750	806,262	1,217,012	179,215	1996	6/27/2013	300
Oklahoma City	OK	—	421,459	827,243	—	—	421,459	827,243	1,248,702	183,866	1988	6/27/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Oklahoma City	OK	—	166,843	329,194	—	—	166,843	329,194	496,037	73,629	1991	6/27/2013	299
Oklahoma City	OK	—	426,956	838,510	—	—	426,956	838,510	1,265,466	186,528	2005	6/27/2013	300
Oklahoma City	OK	—	456,873	897,930	—	—	456,873	897,930	1,354,803	199,699	1987	6/27/2013	300
Oklahoma City	OK	—	220,000	513,453	—	—	220,000	513,453	733,453	114,638	1983	6/27/2013	299
Oklahoma City	OK	—	344,347	676,656	—	—	344,347	676,656	1,021,003	150,650	2002	6/27/2013	299
Oklahoma City	OK	—	178,588	352,229	—	—	178,588	352,229	530,817	78,736	2003	6/27/2013	299
Oklahoma City	OK	—	200,554	394,926	—	—	200,554	394,926	595,480	88,200	2004	6/27/2013	299
Oklahoma City	OK	—	479,805	941,620	—	—	479,805	941,620	1,421,425	209,055	2002	6/27/2013	300
Oklahoma City	OK	—	388,491	762,152	—	—	388,491	762,152	1,150,643	169,273	1995	6/27/2013	300
Oklahoma City	OK	—	514,604	1,010,798	—	—	514,604	1,010,798	1,525,402	224,389	1998	6/27/2013	300
Oklahoma City	OK	—	612,698	1,202,429	—	—	612,698	1,202,429	1,815,127	267,197	1998	6/27/2013	300
Oklahoma City	OK	—	221,963	436,376	—	—	221,963	436,376	658,339	97,224	1992	6/27/2013	299
Oklahoma City	OK	—	306,360	600,729	—	—	306,360	600,729	907,089	133,491	1995	6/27/2013	300
Oklahoma City	OK	—	180,000	618,260	—	—	180,000	618,260	798,260	137,706	1995	6/27/2013	299
Oklahoma City	OK	—	440,000	829,361	—	—	440,000	829,361	1,269,361	184,500	1999	6/27/2013	300
Oklahoma City	OK	—	411,910	808,611	—	—	411,910	808,611	1,220,521	179,571	1998	6/27/2013	300
Oklahoma City	OK	—	471,600	924,640	—	—	471,600	924,640	1,396,240	205,456	1986	6/27/2013	300
Oklahoma City	OK	—	481,598	946,011	—	—	481,598	946,011	1,427,609	210,028	1997	6/27/2013	300
Oklahoma City	OK	—	275,094	540,304	—	—	275,094	540,304	815,398	120,261	1990	6/27/2013	300
Oklahoma City	OK	—	404,894	794,787	—	—	404,894	794,787	1,199,681	176,672	1997	6/27/2013	300
Tulsa	OK	—	126,545	508,266	—	—	126,545	508,266	634,811	437,914	1988	6/27/1997	300
Yukon	OK	—	618,155	1,213,121	—	—	618,155	1,213,121	1,831,276	269,567	1997	6/27/2013	300
Yukon	OK	—	390,000	698,226	—	—	390,000	698,226	1,088,226	155,267	1987	6/27/2013	300
Yukon	OK	—	713,299	1,399,650	—	—	713,299	1,399,650	2,112,949	310,585	1995	6/27/2013	300
Yukon	OK	—	813,732	1,595,318	—	—	813,732	1,595,318	2,409,050	353,958	1998	6/27/2013	300
Gresham	OR	—	1,026,964	1,283,964	—	—	1,026,964	1,283,964	2,310,928	104,540	1990	12/21/2016	300
Aliquippa	PA	—	226,195	452,631	—	—	226,195	452,631	678,826	270,822	1989	1/29/2004	300
Aliquippa	PA	—	757,155	1,092,170	—	—	757,155	1,092,170	1,849,325	34,585	2000	3/28/2018	300
Aliquippa	PA	—	781,433	809,944	—	—	781,433	809,944	1,591,377	14,849	2003	7/17/2018	300
Allentown	PA	—	3,922,420	5,971,779	—	—	3,922,420	5,971,779	9,894,199	1,423,828	2007	1/22/2013	300
Allentown	PA	—	1,063,467	1,128,720	—	—	1,063,467	1,128,720	2,192,187	20,693	1995	7/17/2018	300
Ambridge	PA	—	807,350	1,220,581	—	—	807,350	1,220,581	2,027,931	22,377	1981	7/17/2018	300
Arnold	PA	—	905,970	1,369,678	—	—	905,970	1,369,678	2,275,648	25,111	2011	7/17/2018	300
Bath	PA	—	1,266,254	936,591	—	—	1,266,254	936,591	2,202,845	17,171	1995	7/17/2018	300
Beaver	PA	—	95,626	223,368	—	—	95,626	223,368	318,994	133,647	1974	1/29/2004	300
Beaver	PA	—	471,906	713,445	—	—	471,906	713,445	1,185,351	13,080	1981	7/17/2018	300
Beaver Falls	PA	—	92,207	230,758	—	—	92,207	230,758	322,965	138,068	1979	1/29/2004	300
Bechtelsville	PA	—	948,729	1,434,323	—	—	948,729	1,434,323	2,383,052	26,296	1990	7/17/2018	300
Bensalem	PA	—	569,763	387,611	—	—	569,763	387,611	957,374	238,375	1992	5/29/2003	N/A
Breinigsville	PA	—	1,052,880	1,591,782	—	—	1,052,880	1,591,782	2,644,662	29,183	1991	7/17/2018	300
Bridgeville	PA	—	992,173	1,500,003	—	—	992,173	1,500,003	2,492,176	27,500	1950	7/17/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Bryn Mawr	PA	—	1,093,979	1,653,916	—	—	1,093,979	1,653,916	2,747,895	30,322	2000	7/17/2018	300
Butler	PA	—	539,278	815,300	—	—	539,278	815,300	1,354,578	14,947	1998	7/17/2018	300
Butler	PA	—	1,033,307	1,562,191	—	—	1,033,307	1,562,191	2,595,498	28,640	1980	7/17/2018	300
Camp Hill	PA	—	849,226	1,283,891	—	—	849,226	1,283,891	2,133,117	23,538	2010	7/17/2018	300
Castle Shannon	PA	—	765,759	836,367	—	—	765,759	836,367	1,602,126	15,333	1975	7/17/2018	300
Chester Springs	PA	—	1,059,079	1,628,368	—	—	1,059,079	1,628,368	2,687,447	51,565	1984	3/28/2018	300
Danville	PA	—	462,741	1,518,815	—	—	462,741	1,518,815	1,981,556	27,845	1992	7/17/2018	300
Downingtown	PA	—	1,722,222	576	—	—	1,722,222	576	1,722,798	364	2002	2/25/2003	300
Downingtown	PA	—	2,806,613	1,865,384	—	—	2,806,613	1,865,384	4,671,997	34,199	2006	7/17/2018	300
East Pittsburgh	PA	—	785,475	802,232	—	—	785,475	802,232	1,587,707	25,404	1980	3/28/2018	300
Greensburg	PA	—	891,873	1,310,204	—	—	891,873	1,310,204	2,202,077	41,490	1995	3/28/2018	300
Greensburg	PA	—	1,164,032	923,128	—	—	1,164,032	923,128	2,087,160	16,924	1970	7/17/2018	300
Harrisburg	PA	—	1,712,406	1,510,700	—	—	1,712,406	1,510,700	3,223,106	47,839	2011	3/28/2018	300
Herndon	PA	—	2,112,857	1,124,873	—	—	2,112,857	1,124,873	3,237,730	20,623	1985	7/17/2018	300
Irwin	PA	—	676,401	1,022,607	—	—	676,401	1,022,607	1,699,008	18,748	1977	7/17/2018	300
Johnstown	PA	—	613,830	928,011	—	—	613,830	928,011	1,541,841	17,014	1971	7/17/2018	300
Latrobe	PA	—	401,440	606,911	—	—	401,440	606,911	1,008,351	11,127	1981	7/17/2018	300
Lewisburg	PA	—	1,122,905	1,129,924	—	—	1,122,905	1,129,924	2,252,829	20,715	1991	7/17/2018	300
Lock Haven	PA	—	498,668	992,999	—	—	498,668	992,999	1,491,667	18,205	1975	7/17/2018	300
Middleburg	PA	—	396,279	1,300,673	—	—	396,279	1,300,673	1,696,952	23,846	1956	7/17/2018	300
Millvale	PA	—	1,153,220	732,509	—	—	1,153,220	732,509	1,885,729	13,429	1981	7/17/2018	300
Milton	PA	—	724,807	1,095,789	—	—	724,807	1,095,789	1,820,596	20,089	1990	7/17/2018	300
Milton	PA	—	781,359	1,181,286	—	—	781,359	1,181,286	1,962,645	21,657	1960	7/17/2018	300
Montandon	PA	—	900,186	1,360,934	—	—	900,186	1,360,934	2,261,120	24,950	1990	7/17/2018	300
Mount Pleasant Mills	PA	—	500,618	1,643,137	—	—	500,618	1,643,137	2,143,755	30,124	1969	7/17/2018	300
Mount Washington	PA	—	118,118	231,108	—	—	118,118	231,108	349,226	138,278	1980	1/29/2004	300
Muncy	PA	—	1,336,670	2,110,696	—	—	1,336,670	2,110,696	3,447,366	66,839	2008	3/28/2018	300
New London	PA	—	1,585,722	1,398,938	—	—	1,585,722	1,398,938	2,984,660	44,300	2013	3/28/2018	300
Northumberland	PA	—	788,076	981,812	—	—	788,076	981,812	1,769,888	18,000	1989	7/17/2018	300
Penndel	PA	—	739,487	1,003,809	—	—	739,487	1,003,809	1,743,296	617,337	1997	5/29/2003	N/A
Perryopolis	PA	—	148,953	134,299	—	—	148,953	134,299	283,252	80,353	1985	1/29/2004	300
Philadelphia	PA	—	808,681	256,843	—	—	808,681	256,843	1,065,524	160,521	1986	5/29/2003	300
Philadelphia	PA	—	425,928	167,147	—	—	425,928	167,147	593,075	104,461	1989	5/29/2003	300
Philadelphia	PA	—	541,792	236,049	—	—	541,792	236,049	777,841	147,525	1985	5/29/2003	300
Philadelphia	PA	—	614,101	277,277	—	—	614,101	277,277	891,378	173,292	1989	5/29/2003	300
Philadelphia	PA	—	1,011,389	491,302	—	—	1,011,389	491,302	1,502,691	302,145	1985	5/29/2003	N/A
Philadelphia	PA	—	689,172	426,596	—	—	689,172	426,596	1,115,768	262,351	1996	5/29/2003	N/A
Philadelphia	PA	—	349,294	134,485	—	—	349,294	134,485	483,779	84,047	1987	5/29/2003	300
Philadelphia	PA	—	2,016,244	1,896,105	—	—	2,016,244	1,896,105	3,912,349	60,043	2012	3/28/2018	300
Phoenixville	PA	—	1,373,934	1,212,097	—	—	1,373,934	1,212,097	2,586,031	38,383	1992	3/28/2018	300
Pittsburgh	PA	—	497,668	320,170	—	—	497,668	320,170	817,838	191,567	1980	1/29/2004	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Pittsburgh	PA	—	296,277	287,540	—	—	296,277	287,540	583,817	172,043	1981	1/29/2004	300
Pittsburgh	PA	—	395,417	474,741	—	—	395,417	474,741	870,158	284,051	1983	1/29/2004	300
Pittsburgh	PA	—	779,859	765,778	—	—	779,859	765,778	1,545,637	14,039	1960	7/17/2018	300
Pittsburgh	PA	—	1,916,418	1,263,572	—	—	1,916,418	1,263,572	3,179,990	23,165	1995	7/17/2018	300
Pottsville	PA	—	1,154,247	1,745,033	—	—	1,154,247	1,745,033	2,899,280	31,992	2014	7/17/2018	300
Reading	PA	—	1,018,262	1,539,445	—	—	1,018,262	1,539,445	2,557,707	28,223	2003	7/17/2018	300
Reading	PA	—	1,165,538	952,038	—	—	1,165,538	952,038	2,117,576	17,454	1965	7/17/2018	300
Richboro	PA	—	1,359,060	1,645,736	—	—	1,359,060	1,645,736	3,004,796	52,115	2005	3/28/2018	300
Selinsgrove	PA	—	852,806	627,125	—	—	852,806	627,125	1,479,931	11,497	1982	7/17/2018	300
South Park	PA	—	252,247	436,182	—	—	252,247	436,182	688,429	260,941	1991	1/29/2004	300
Stroudsburg	PA	—	629,294	796,057	—	—	629,294	796,057	1,425,351	17,248	1992	6/28/2018	300
Sunbury	PA	—	1,160,900	1,168,156	—	—	1,160,900	1,168,156	2,329,056	21,416	1980	7/17/2018	300
Valencia	PA	—	440,565	278,492	—	—	440,565	278,492	719,057	166,629	1978	1/29/2004	300
Verona	PA	—	1,254,411	—	—	343	1,254,411	343	1,254,754	108	1980	1/29/2004	60
Wayne	PA	—	2,115,442	1,064,164	—	—	2,115,442	1,064,164	3,179,606	33,699	1999	3/30/2018	300
West Grove	PA	—	698,658	1,074,209	—	—	698,658	1,074,209	1,772,867	34,017	1976	3/28/2018	300
Williamsport	PA	—	1,005,488	1,520,134	—	—	1,005,488	1,520,134	2,525,622	27,869	1996	7/17/2018	300
Willow Grove	PA	—	329,934	73,123	—	—	329,934	73,123	403,057	45,696	1988	5/29/2003	300
Wyomissing	PA	—	946,078	1,430,315	—	—	946,078	1,430,315	2,376,393	26,222	1996	7/17/2018	300
Wyomissing	PA	—	1,127,799	828,826	—	—	1,127,799	828,826	1,956,625	15,195	1970	7/17/2018	300
Aiken	SC	—	400,000	402,665	—	—	400,000	402,665	802,665	313,404	1984	7/22/1999	300
Aiken	SC	—	320,000	432,527	—	—	320,000	432,527	752,527	336,647	1983	7/22/1999	300
Aiken	SC	—	330,000	472,679	—	—	330,000	472,679	802,679	367,898	1984	7/22/1999	300
Aiken	SC	—	560,000	543,588	—	—	560,000	543,588	1,103,588	423,088	1991	7/22/1999	300
Aiken	SC	—	360,000	542,982	—	—	360,000	542,982	902,982	422,617	1996	7/22/1999	300
Aiken	SC	—	540,000	388,058	—	—	540,000	388,058	928,058	302,034	1992	7/22/1999	300
Aiken	SC	—	250,000	251,770	—	—	250,000	251,770	501,770	195,959	1992	7/22/1999	300
Beech Island	SC	—	330,000	481,637	—	—	330,000	481,637	811,637	284,966	1988	3/18/2004	300
Belvedere	SC	—	490,000	463,080	—	—	490,000	463,080	953,080	360,427	1992	7/22/1999	300
Bishopville	SC	—	191,738	357,630	—	—	191,738	357,630	549,368	155,228	1992	3/27/2008	300
Bonneau	SC	—	128,411	240,691	—	—	128,411	240,691	369,102	104,750	1996	3/27/2008	300
Camden	SC	—	269,136	501,397	—	—	269,136	501,397	770,533	217,288	1967	3/27/2008	300
Charleston	SC	—	862,869	868,263	—	—	862,869	868,263	1,731,132	15,918	1988	7/17/2018	300
Charleston	SC	—	1,042,881	1,576,665	—	—	1,042,881	1,576,665	2,619,546	28,906	1985	7/17/2018	300
Columbia	SC	—	520,000	471,637	—	—	520,000	471,637	991,637	279,049	1994	3/18/2004	300
Conway	SC	—	—	252,890	—	—	—	252,890	252,890	169,956	1985	3/27/2008	193
Cordova	SC	—	137,207	257,025	—	—	137,207	257,025	394,232	112,085	1990	3/27/2008	300
Dillon	SC	—	1,314,212	1,715,895	—	—	1,314,212	1,715,895	3,030,107	8,579	1999	11/2/2018	300
Florence	SC	—	193,497	360,913	—	—	193,497	360,913	554,410	156,646	1978	3/27/2008	300
Florence	SC	—	337,740	628,793	—	—	337,740	628,793	966,533	272,280	1982	3/27/2008	300
Georgetown	SC	—	1,319,133	1,456,542	—	—	1,319,133	1,456,542	2,775,675	46,124	1968	3/28/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Goose Creek	SC	—	150,000	241,637	—	—	150,000	241,637	391,637	142,966	1981	3/18/2004	300
Goose Creek	SC	—	1,371,595	1,212,528	—	—	1,371,595	1,212,528	2,584,123	38,397	1994	3/28/2018	300
Goose Creek	SC	—	1,069,078	943,150	—	—	1,069,078	943,150	2,012,228	29,866	1994	3/28/2018	300
Goose Creek	SC	—	1,344,022	1,352,423	—	—	1,344,022	1,352,423	2,696,445	24,794	1994	7/17/2018	300
Goose Creek	SC	—	794,691	1,417,200	—	—	794,691	1,417,200	2,211,891	25,982	2003	7/17/2018	300
Greenville	SC	—	390,000	462,847	—	—	390,000	462,847	852,847	360,245	1997	7/22/1999	300
Greenville	SC	—	300,000	402,392	—	—	300,000	402,392	702,392	313,192	1995	7/22/1999	300
Greenville	SC	—	370,000	432,695	—	—	370,000	432,695	802,695	336,778	1993	7/22/1999	300
Greenville	SC	—	620,000	483,604	—	—	620,000	483,604	1,103,604	376,400	1993	7/22/1999	300
Greenville	SC	—	680,000	423,604	—	—	680,000	423,604	1,103,604	329,700	1995	7/22/1999	300
Greer	SC	—	400,000	502,879	—	—	400,000	502,879	902,879	391,403	1993	7/22/1999	300
Hemingway	SC	—	246,269	459,569	—	—	246,269	459,569	705,838	199,232	1980	3/27/2008	300
Hilton Head	SC	—	500,000	691,637	—	—	500,000	691,637	1,191,637	409,216	1997	3/18/2004	300
Hilton Head	SC	—	185,500	344,510	—	—	185,500	344,510	530,010	202,687	1979	4/14/2004	300
Irmo	SC	—	690,000	461,637	—	—	690,000	461,637	1,151,637	273,133	1982	3/18/2004	300
Jackson	SC	—	170,000	632,626	—	—	170,000	632,626	802,626	492,390	1987	7/22/1999	300
Kingstree	SC	—	—	303,766	—	—	—	303,766	303,766	190,739	1979	3/27/2008	207
Kingstree	SC	—	209,328	390,965	—	—	209,328	390,965	600,293	169,334	1975	3/27/2008	300
Ladson	SC	—	1,505,726	2,315,102	—	—	1,505,726	2,315,102	3,820,828	73,312	2014	3/28/2018	300
Ladson	SC	—	2,343,039	1,587,528	—	—	2,343,039	1,587,528	3,930,567	29,105	2003	7/17/2018	300
Lake City	SC	—	202,292	377,898	—	—	202,292	377,898	580,190	163,977	1976	3/27/2008	300
Lexington	SC	—	640,000	563,891	—	—	640,000	563,891	1,203,891	438,890	1988	7/22/1999	300
Lexington	SC	—	540,000	563,588	—	—	540,000	563,588	1,103,588	438,654	1996	7/22/1999	300
Lexington	SC	—	360,000	843,891	—	—	360,000	843,891	1,203,891	656,823	1998	7/22/1999	300
Lugoff	SC	—	200,533	373,990	—	—	200,533	373,990	574,523	162,291	1992	3/27/2008	300
Moncks Corner	SC	—	351,812	655,578	—	—	351,812	655,578	1,007,390	283,559	1978	3/27/2008	300
Moncks Corner	SC	—	882,597	2,041,486	—	—	882,597	2,041,486	2,924,083	64,647	2010	3/28/2018	300
Moncks Corner	SC	—	839,386	928,571	—	—	839,386	928,571	1,767,957	17,024	1998	7/17/2018	300
Mount Pleasant	SC	—	668,443	1,242,940	—	—	668,443	1,242,940	1,911,383	537,103	1984	3/27/2008	300
Mount Pleasant	SC	—	1,433,246	1,442,205	—	—	1,433,246	1,442,205	2,875,451	26,440	1985	7/17/2018	300
Mount Pleasant	SC	—	1,445,576	1,534,274	—	—	1,445,576	1,534,274	2,979,850	28,128	2011	7/17/2018	300
Myrtle Beach	SC	—	492,537	916,307	—	—	492,537	916,307	1,408,844	396,959	1985	3/27/2008	300
Myrtle Beach	SC	—	703,624	1,308,326	—	—	703,624	1,308,326	2,011,950	565,328	2002	3/27/2008	300
Myrtle Beach	SC	—	—	177,502	—	—	—	177,502	177,502	77,473	2004	3/27/2008	300
Myrtle Beach	SC	—	—	755,479	—	—	—	755,479	755,479	326,966	2006	3/27/2008	300
Myrtle Beach	SC	—	—	328,278	—	—	—	328,278	328,278	257,778	2004	3/27/2008	165
Myrtle Beach	SC	—	—	278,019	—	—	—	278,019	278,019	190,748	1998	3/27/2008	189
North Augusta	SC	—	400,000	452,777	—	—	400,000	452,777	852,777	352,408	1985	7/22/1999	300
North Augusta	SC	—	490,000	1,221,637	—	—	490,000	1,221,637	1,711,637	722,799	1998	3/18/2004	300
North Charleston	SC	—	935,330	992,721	—	—	935,330	992,721	1,928,051	18,200	1990	7/17/2018	300
North Charleston	SC	—	787,641	835,969	—	—	787,641	835,969	1,623,610	15,326	2008	7/17/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
North Charleston	SC	—	1,144,392	869,090	—	—	1,144,392	869,090	2,013,482	15,933	1990	7/17/2018	300
Orangeburg	SC	—	320,000	691,637	—	—	320,000	691,637	1,011,637	409,216	1997	3/18/2004	300
Pinewood	SC	—	325,426	606,576	—	—	325,426	606,576	932,002	262,690	1984	3/27/2008	300
Simpsonville	SC	—	530,000	573,485	—	—	530,000	573,485	1,103,485	446,357	1998	7/22/1999	300
Spartanburg	SC	—	470,000	432,879	—	—	470,000	432,879	902,879	336,920	1990	7/22/1999	300
Summerville	SC	—	297,500	553,227	—	—	297,500	553,227	850,727	325,479	2000	4/14/2004	300
Summerville	SC	—	1,310,923	1,108,943	—	—	1,310,923	1,108,943	2,419,866	35,117	1994	3/28/2018	300
Sumter	SC	—	263,859	491,628	—	—	263,859	491,628	755,487	213,071	1968	3/27/2008	300
Sumter	SC	—	362,367	674,512	—	—	362,367	674,512	1,036,879	292,016	1987	3/27/2008	300
Sumter	SC	—	181,183	338,087	—	—	181,183	338,087	519,270	146,792	1972	3/27/2008	300
Sumter	SC	—	154,797	289,084	—	—	154,797	289,084	443,881	125,639	1988	3/27/2008	300
Sumter	SC	—	351,812	654,969	—	—	351,812	654,969	1,006,781	283,580	1970	3/27/2008	300
Sumter	SC	—	334,222	622,301	—	—	334,222	622,301	956,523	269,478	1980	3/27/2008	300
Sumter	SC	—	281,450	524,296	—	—	281,450	524,296	805,746	227,173	1991	3/27/2008	300
Sumter	SC	—	146,002	272,750	—	—	146,002	272,750	418,752	118,589	1972	3/27/2008	300
Sumter	SC	—	372,921	694,113	—	—	372,921	694,113	1,067,034	300,193	1978	3/27/2008	300
Sumter	SC	—	149,520	279,226	—	—	149,520	279,226	428,746	121,384	1984	3/27/2008	300
Sumter	SC	—	262,100	488,361	—	—	262,100	488,361	750,461	211,660	1994	3/27/2008	300
Sumter	SC	—	184,701	344,620	—	—	184,701	344,620	529,321	148,760	1990	3/27/2008	300
West Columbia	SC	—	410,000	693,574	—	—	410,000	693,574	1,103,574	539,827	1998	7/22/1999	300
West Columbia	SC	—	336,000	624,727	—	—	336,000	624,727	960,727	367,545	2000	4/14/2004	300
Elk Point	SD	—	390,000	2,410,066	—	—	390,000	2,410,066	2,800,066	148,621	2008	6/30/2017	300
Arrington	TN	—	385,000	716,242	—	—	385,000	716,242	1,101,242	435,708	1995	10/16/2003	300
Athens	TN	—	175,000	326,242	—	—	175,000	326,242	501,242	198,458	1986	10/16/2003	300
Athens	TN	—	124,179	231,860	—	—	124,179	231,860	356,039	141,042	1994	10/16/2003	300
Benton	TN	—	192,500	358,742	—	—	192,500	358,742	551,242	218,228	1994	10/16/2003	300
Chattanooga	TN	—	181,731	338,741	—	—	181,731	338,741	520,472	206,062	1976	10/16/2003	300
Chattanooga	TN	—	162,879	258,792	—	—	162,879	258,792	421,671	157,426	1978	10/16/2003	300
Chattanooga	TN	—	159,979	298,346	—	—	159,979	298,346	458,325	181,488	1980	10/16/2003	300
Chattanooga	TN	—	105,000	196,242	—	—	105,000	196,242	301,242	119,374	1980	10/16/2003	300
Chattanooga	TN	—	245,000	456,242	—	—	245,000	456,242	701,242	277,541	1986	10/16/2003	300
Chattanooga	TN	—	297,500	553,742	—	—	297,500	553,742	851,242	336,853	1982	10/16/2003	300
Chattanooga	TN	—	323,750	822,529	—	—	323,750	822,529	1,146,279	480,452	1986	10/16/2003	300
Chattanooga	TN	—	280,000	521,242	—	—	280,000	521,242	801,242	317,083	1987	10/16/2003	300
Chattanooga	TN	—	257,250	478,992	—	—	257,250	478,992	736,242	291,381	1994	10/16/2003	300
Chattanooga	TN	—	283,209	527,201	—	—	283,209	527,201	810,410	320,708	1994	10/16/2003	300
Chattanooga	TN	—	542,500	1,008,742	—	—	542,500	1,008,742	1,551,242	613,645	1997	10/16/2003	300
Chattanooga	TN	—	332,500	618,742	—	—	332,500	618,742	951,242	376,395	1998	10/16/2003	300
Chattanooga	TN	—	260,693	559,077	—	—	260,693	559,077	819,770	340,099	2000	10/16/2003	300
Chattanooga	TN	—	150,336	326,242	—	—	150,336	326,242	476,578	198,458	1999	10/16/2003	300
Cleveland	TN	—	110,009	205,545	—	—	110,009	205,545	315,554	125,033	1982	10/16/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Cleveland	TN	—	227,500	423,742	—	—	227,500	423,742	651,242	257,770	1984	10/16/2003	300
Cleveland	TN	—	280,000	521,242	—	—	280,000	521,242	801,242	317,083	1992	10/16/2003	300
Cleveland	TN	—	245,000	456,242	—	—	245,000	456,242	701,242	277,541	1994	10/16/2003	300
Cleveland	TN	—	157,500	293,742	—	—	157,500	293,742	451,242	178,687	1994	10/16/2003	300
Cleveland	TN	—	122,500	228,742	—	—	122,500	228,742	351,242	139,145	1994	10/16/2003	300
Cleveland	TN	—	300,373	559,077	—	—	300,373	559,077	859,450	340,099	2002	10/16/2003	300
Dayton	TN	—	262,500	488,742	—	—	262,500	488,742	751,242	297,312	1992	10/16/2003	300
Decatur	TN	—	181,731	338,742	—	—	181,731	338,742	520,473	206,062	1994	10/16/2003	300
Dunlap	TN	—	315,000	586,242	—	—	315,000	586,242	901,242	356,624	1991	10/16/2003	300
Etowah	TN	—	192,500	358,742	—	—	192,500	358,742	551,242	218,228	1993	10/16/2003	300
Gallatin	TN	—	525,000	976,242	—	—	525,000	976,242	1,501,242	593,874	1998	10/16/2003	300
Gray	TN	—	191,151	355,563	—	—	191,151	355,563	546,714	158,224	1995	11/29/2007	300
Harrison	TN	—	484,313	900,680	—	—	484,313	900,680	1,384,993	547,908	1995	10/16/2003	300
Hixson	TN	—	350,000	651,242	—	—	350,000	651,242	1,001,242	396,166	1982	10/16/2003	300
Hixson	TN	—	271,250	504,992	—	—	271,250	504,992	776,242	307,197	1982	10/16/2003	300
Hixson	TN	—	513,215	954,355	—	—	513,215	954,355	1,467,570	580,560	1994	10/16/2003	300
Hixson	TN	—	94,500	176,742	—	—	94,500	176,742	271,242	107,512	1994	10/16/2003	300
Hixson	TN	—	300,373	559,077	—	—	300,373	559,077	859,450	340,099	2001	10/16/2003	300
Kimball	TN	—	332,500	618,742	—	—	332,500	618,742	951,242	376,395	1991	10/16/2003	300
Kingsport	TN	—	155,603	289,545	—	—	155,603	289,545	445,148	128,846	2006	11/29/2007	300
Kingsport	TN	—	310,303	576,845	—	—	310,303	576,845	887,148	256,694	2006	11/29/2007	300
La Vergne	TN	—	561,755	1,073,742	—	—	561,755	1,073,742	1,635,497	653,187	1996	10/16/2003	300
Manchester	TN	—	266,119	495,463	—	—	266,119	495,463	761,582	301,400	1992	10/16/2003	300
Manchester	TN	—	281,675	524,352	—	—	281,675	524,352	806,027	318,975	1992	10/16/2003	300
Manchester	TN	—	319,846	595,242	—	—	319,846	595,242	915,088	362,100	1992	10/16/2003	300
Monteagle	TN	—	271,173	504,849	—	—	271,173	504,849	776,022	307,110	1995	10/16/2003	300
Mount Juliet	TN	—	397,128	738,764	—	—	397,128	738,764	1,135,892	449,409	1999	10/16/2003	300
Murfreesboro	TN	—	549,500	1,021,742	—	—	549,500	1,021,742	1,571,242	621,553	1995	10/16/2003	300
Murfreesboro	TN	—	467,810	870,032	—	—	467,810	870,032	1,337,842	529,263	1998	10/16/2003	300
Murfreesboro	TN	—	300,373	559,077	—	—	300,373	559,077	859,450	340,099	2001	10/16/2003	300
Nashville	TN	—	498,628	927,264	—	—	498,628	927,264	1,425,892	564,080	1996	10/16/2003	300
Ocoee	TN	—	108,553	223,713	—	—	108,553	223,713	332,266	136,086	1994	10/16/2003	300
Ooltewah	TN	—	234,231	436,241	—	—	234,231	436,241	670,472	265,374	1974	10/16/2003	300
Ooltewah	TN	—	635,909	1,174,710	—	—	635,909	1,174,710	1,810,619	717,552	1976	10/16/2003	301
Ooltewah	TN	—	105,000	196,242	—	—	105,000	196,242	301,242	119,374	1976	10/16/2003	300
Roan Mountain	TN	—	286,303	532,274	—	—	286,303	532,274	818,577	236,860	2003	11/29/2007	300
Shelbyville	TN	—	320,229	595,953	—	—	320,229	595,953	916,182	362,532	1999	10/16/2003	300
Smyrna	TN	—	426,466	793,251	—	—	426,466	793,251	1,219,717	482,555	1996	10/16/2003	300
Smyrna	TN	—	630,000	1,170,036	—	—	630,000	1,170,036	1,800,036	575,267	2006	9/27/2006	300
Soddy Daisy	TN	—	297,500	553,732	—	—	297,500	553,732	851,232	336,848	1973	10/16/2003	300
Soddy Daisy	TN	—	350,000	651,242	—	—	350,000	651,242	1,001,242	396,166	1994	10/16/2003	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Soddy Daisy	TN	—	245,000	456,242	—	—	245,000	456,242	701,242	277,541	1994	10/16/2003	300
Sweetwater	TN	—	122,500	228,742	—	—	122,500	228,742	351,242	139,145	1994	10/16/2003	300
Sweetwater	TN	—	339,231	1,131,287	—	—	339,231	1,131,287	1,470,518	610,744	1994	10/16/2003	300
Sweetwater	TN	—	133,000	248,242	—	—	133,000	248,242	381,242	151,008	1994	10/16/2003	300
Alamo	TX	—	2,181,318	1,910,571	—	—	2,181,318	1,910,571	4,091,889	60,501	2014	3/28/2018	300
Alton	TX	—	733,241	1,108,540	—	—	733,241	1,108,540	1,841,781	20,323	2004	7/17/2018	300
Aransas Pass	TX	—	493,919	857,733	—	—	493,919	857,733	1,351,652	18,584	1970	6/28/2018	300
Austin	TX	—	1,430,000	1,184,952	—	—	1,430,000	1,184,952	2,614,952	96,479	1999	12/21/2016	300
Austin	TX	—	1,190,000	1,254,093	—	—	1,190,000	1,254,093	2,444,093	102,125	1999	12/21/2016	300
Baytown	TX	—	1,809,431	1,596,297	—	—	1,809,431	1,596,297	3,405,728	50,549	2012	3/28/2018	300
Baytown	TX	—	1,560,795	2,022,439	—	—	1,560,795	2,022,439	3,583,234	64,044	2015	3/28/2018	300
Baytown	TX	—	889,449	1,977,129	—	—	889,449	1,977,129	2,866,578	42,838	2014	6/28/2018	300
Baytown	TX	—	1,170,266	1,769,250	—	—	1,170,266	1,769,250	2,939,516	32,436	2016	7/17/2018	300
Beeville	TX	—	250,918	1,015,672	—	—	250,918	1,015,672	1,266,590	32,163	1978	3/28/2018	300
Beeville	TX	—	249,196	914,755	—	—	249,196	914,755	1,163,951	19,820	1990	6/28/2018	300
Bishop	TX	—	1,138,213	1,855,054	—	—	1,138,213	1,855,054	2,993,267	58,743	1980	3/28/2018	300
Boerne	TX	—	1,675,505	918,790	—	—	1,675,505	918,790	2,594,295	19,907	1996	6/28/2018	300
Brackettville	TX	—	545,251	1,701,182	—	—	545,251	1,701,182	2,246,433	53,871	2001	3/28/2018	300
Brownsville	TX	—	2,180,791	1,665,300	—	—	2,180,791	1,665,300	3,846,091	52,735	2012	3/28/2018	300
Brownsville	TX	—	1,215,955	2,562,372	—	—	1,215,955	2,562,372	3,778,327	81,142	2015	3/28/2018	300
Brownsville	TX	—	277,413	616,652	—	—	277,413	616,652	894,065	13,361	1996	6/28/2018	300
Brownsville	TX	—	200,678	574,943	—	—	200,678	574,943	775,621	12,457	1995	6/28/2018	300
Brownsville	TX	—	1,859,492	2,811,247	—	—	1,859,492	2,811,247	4,670,739	51,540	2016	7/17/2018	300
Brownsville	TX	—	558,940	845,026	—	—	558,940	845,026	1,403,966	15,492	1983	7/17/2018	300
Buda	TX	—	1,093,391	1,681,125	—	—	1,093,391	1,681,125	2,774,516	53,236	1997	3/28/2018	300
Buda	TX	—	2,184,293	3,302,293	—	—	2,184,293	3,302,293	5,486,586	60,542	2005	7/17/2018	300
Carrollton	TX	—	910,000	1,464,019	—	—	910,000	1,464,019	2,374,019	119,121	2009	12/21/2016	300
College Station	TX		1,405,752	2,478,735	—	—	1,405,752	2,478,735	3,884,487	78,493	2014	3/28/2018	300
Corpus Christi	TX	—	1,718,205	1,904,444	—	—	1,718,205	1,904,444	3,622,649	60,307	2013	3/28/2018	300
Corpus Christi	TX	—	1,521,607	1,342,375	—	—	1,521,607	1,342,375	2,863,982	42,509	2005	3/28/2018	300
Corpus Christi	TX	—	1,187,611	957,255	—	—	1,187,611	957,255	2,144,866	30,313	1984	3/28/2018	300
Corpus Christi	TX	—	383,527	1,162,301	—	—	383,527	1,162,301	1,545,828	36,806	1995	3/28/2018	300
Corpus Christi	TX	—	2,993,606	2,640,987	—	—	2,993,606	2,640,987	5,634,593	83,631	1999	3/28/2018	300
Corpus Christi	TX	—	3,187,490	2,812,033	—	—	3,187,490	2,812,033	5,999,523	89,048	2013	3/28/2018	300
Corpus Christi	TX	—	1,182,128	902,700	—	—	1,182,128	902,700	2,084,828	28,586	1994	3/28/2018	300
Corpus Christi	TX	—	707,059	1,133,469	—	—	707,059	1,133,469	1,840,528	35,893	1990	3/28/2018	300
Corpus Christi	TX	—	439,937	977,923	—	—	439,937	977,923	1,417,860	21,188	1990	6/28/2018	300
Corpus Christi	TX	—	1,367,182	2,066,956	—	—	1,367,182	2,066,956	3,434,138	37,894	2014	7/17/2018	300
Corpus Christi	TX	—	514,893	778,434	—	—	514,893	778,434	1,293,327	14,271	1988	7/17/2018	300
Corpus Christi	TX	—	529,116	597,705	—	—	529,116	597,705	1,126,821	10,958	1975	7/17/2018	300
Corpus Christi	TX	—	724,137	1,094,776	—	—	724,137	1,094,776	1,818,913	20,071	1980	7/17/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Corpus Christi	TX	—	582,622	880,828	—	—	582,622	880,828	1,463,450	4,404	1976	11/2/2018	300
Corpus Christi	TX	—	1,278,063	1,932,222	—	—	1,278,063	1,932,222	3,210,285	9,661	1984	11/2/2018	300
Corpus Christi	TX	—	1,038,130	1,569,482	—	—	1,038,130	1,569,482	2,607,612	7,847	1993	11/2/2018	300
Corpus Christi	TX	—	1,319,053	959,017	—	—	1,319,053	959,017	2,278,070	4,795	1994	11/2/2018	300
Corpus Christi	TX	—	736,135	749,806	—	—	736,135	749,806	1,485,941	3,749	1981	11/2/2018	300
Cotulla	TX	—	649,646	5,353,082	—	—	649,646	5,353,082	6,002,728	169,514	2013	3/28/2018	300
Dallas	TX	—	1,240,000	1,210,248	—	—	1,240,000	1,210,248	2,450,248	98,575	1999	12/21/2016	300
Dallas	TX	—	1,407,567	1,759,813	—	—	1,407,567	1,759,813	3,167,380	143,283	2013	12/21/2016	300
Dallas	TX	—	1,840,000	1,217,286	—	—	1,840,000	1,217,286	3,057,286	99,239	1997	12/21/2016	300
Dayton	TX	—	1,490,269	3,060,020	—	—	1,490,269	3,060,020	4,550,289	96,901	2015	3/28/2018	300
Deer Park	TX	—	1,494,282	2,259,109	—	—	1,494,282	2,259,109	3,753,391	41,417	2014	7/17/2018	300
Del Rio	TX	—	365,849	824,074	—	—	365,849	824,074	1,189,923	26,096	1992	3/28/2018	300
Del Rio	TX	—	993,157	876,172	—	—	993,157	876,172	1,869,329	27,745	1985	3/28/2018	300
Donna	TX	—	2,424,332	1,911,531	—	—	2,424,332	1,911,531	4,335,863	60,532	2013	3/28/2018	300
Donna	TX	—	682,214	1,031,396	—	—	682,214	1,031,396	1,713,610	18,909	2002	7/17/2018	300
Driscoll	TX	—	1,023,036	1,546,663	—	—	1,023,036	1,546,663	2,569,699	7,733	2000	11/2/2018	300
Duncanville	TX	—	1,460,000	1,664,084	—	—	1,460,000	1,664,084	3,124,084	135,482	2006	12/21/2016	300
Eagle Pass	TX	—	779,682	1,733,131	—	—	779,682	1,733,131	2,512,813	37,551	2011	6/28/2018	300
Eagle Pass	TX	—	1,377,103	2,913,604	—	—	1,377,103	2,913,604	4,290,707	63,128	2015	6/28/2018	300
Edinburg	TX	—	2,350,348	2,073,499	—	—	2,350,348	2,073,499	4,423,847	65,661	2015	3/28/2018	300
Edinburg	TX	—	1,291,272	1,139,172	—	—	1,291,272	1,139,172	2,430,444	36,074	2004	3/28/2018	300
Edinburg	TX	—	1,104,151	1,669,296	—	—	1,104,151	1,669,296	2,773,447	30,604	2016	7/17/2018	300
Edinburg	TX	—	843,910	1,275,854	—	—	843,910	1,275,854	2,119,764	23,391	2008	7/17/2018	300
Edinburg	TX	—	773,530	820,992	—	—	773,530	820,992	1,594,522	15,052	1988	7/17/2018	300
Edinburg	TX	—	1,397,923	2,113,430	—	—	1,397,923	2,113,430	3,511,353	38,746	2002	7/17/2018	300
El Campo	TX	—	819,232	2,828,348	—	—	819,232	2,828,348	3,647,580	61,281	2015	6/28/2018	300
Elmendorf	TX	—	1,910,000	771,525	—	—	1,910,000	771,525	2,681,525	62,893	1993	12/21/2016	300
Falfurrias	TX	—	1,186,201	1,664,570	—	—	1,186,201	1,664,570	2,850,771	30,517	2000	7/17/2018	300
Flower Mound	TX	—	1,060,000	1,138,688	—	—	1,060,000	1,138,688	2,198,688	92,736	1999	12/21/2016	300
Forney	TX	—	860,000	1,996,480	—	—	860,000	1,996,480	2,856,480	162,525	2015	12/21/2016	300
Fort Worth	TX	—	1,113,705	1,586,295	—	—	1,113,705	1,586,295	2,700,000	129,149	2016	12/21/2016	300
Fort Worth	TX	—	1,750,000	1,673,026	—	—	1,750,000	1,673,026	3,423,026	136,099	2015	12/21/2016	300
Fort Worth	TX	—	1,160,000	1,030,180	—	—	1,160,000	1,030,180	2,190,180	83,893	1996	12/21/2016	300
Fort Worth	TX	—	1,290,000	1,509,613	—	—	1,290,000	1,509,613	2,799,613	122,782	2013	12/21/2016	300
Fredericksburg	TX	—	1,062,091	1,730,991	—	—	1,062,091	1,730,991	2,793,082	54,815	2001	3/28/2018	300
Garland	TX	—	1,390,000	2,050,000	—	—	1,390,000	2,050,000	3,440,000	166,885	2016	12/21/2016	300
Geronimo	TX	—	747,542	1,143,740	—	—	747,542	1,143,740	1,891,282	36,218	1994	3/28/2018	300
Grand Prairie	TX	—	1,409,192	2,007,169	—	—	1,409,192	2,007,169	3,416,361	163,415	2013	12/21/2016	300
Grapevine	TX	—	1,689,293	2,112,042	—	—	1,689,293	2,112,042	3,801,335	171,962	2013	12/21/2016	300
Harlingen	TX	—	311,807	693,107	—	—	311,807	693,107	1,004,914	15,017	1976	6/28/2018	300
Harlingen	TX	—	1,958,145	1,042,687	—	—	1,958,145	1,042,687	3,000,832	5,213	1997	11/2/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houston	TX	—	1,705,053	2,621,575	—	—	1,705,053	2,621,575	4,326,628	83,017	2016	3/28/2018	300
Houston	TX	—	2,482,470	2,190,058	—	—	2,482,470	2,190,058	4,672,528	69,352	2013	3/28/2018	300
Houston	TX	—	2,032,892	1,793,436	—	—	2,032,892	1,793,436	3,826,328	56,792	2013	3/28/2018	300
Houston	TX	—	2,040,702	1,800,326	—	—	2,040,702	1,800,326	3,841,028	57,010	2012	3/28/2018	300
Houston	TX	—	3,127,112	2,815,465	—	—	3,127,112	2,815,465	5,942,577	89,156	2014	3/28/2018	300
Houston	TX	—	1,325,217	1,169,119	—	—	1,325,217	1,169,119	2,494,336	37,022	2005	3/28/2018	300
Houston	TX	—	2,481,093	1,449,481	—	—	2,481,093	1,449,481	3,930,574	45,900	2005	3/28/2018	300
Houston	TX	—	1,792,729	1,140,132	—	—	1,792,729	1,140,132	2,932,861	36,104	2005	3/28/2018	300
Houston	TX	—	1,355,337	1,195,691	—	—	1,355,337	1,195,691	2,551,028	37,864	2012	3/28/2018	300
Houston	TX	—	935,769	2,080,093	—	—	935,769	2,080,093	3,015,862	45,069	2012	6/28/2018	300
Houston	TX	—	2,094,775	2,322,872	—	—	2,094,775	2,322,872	4,417,647	11,614	2016	11/2/2018	300
Irving	TX	—	1,234,395	1,537,844	—	—	1,234,395	1,537,844	2,772,239	125,189	1995	12/21/2016	300
Irving	TX	—	850,000	1,590,527	—	—	850,000	1,590,527	2,440,527	129,417	2002	12/21/2016	300
Johnson City	TX	—	1,738,116	1,832,626	—	—	1,738,116	1,832,626	3,570,742	58,033	2003	3/28/2018	300
Jourdanton	TX	—	547,018	1,139,985	—	—	547,018	1,139,985	1,687,003	24,700	2014	6/28/2018	300
Karnes City	TX	—	2,135,289	4,737,056	—	—	2,135,289	4,737,056	6,872,345	150,007	2013	3/28/2018	300
Kerrville	TX	—	1,468,220	1,371,904	—	—	1,468,220	1,371,904	2,840,124	43,444	1996	3/28/2018	300
Kerrville	TX	—	1,427,597	1,022,810	—	—	1,427,597	1,022,810	2,450,407	32,389	1996	3/28/2018	300
Kingwood	TX	—	1,407,479	1,241,691	—	—	1,407,479	1,241,691	2,649,170	39,320	2013	3/28/2018	300
Kyle	TX	—	2,053,465	2,179,463	—	—	2,053,465	2,179,463	4,232,928	39,957	2008	7/17/2018	300
Kyle	TX	—	1,389,677	2,100,965	—	—	1,389,677	2,100,965	3,490,642	38,518	2003	7/17/2018	300
Kyle	TX	—	2,272,730	3,435,995	—	—	2,272,730	3,435,995	5,708,725	62,993	2012	7/17/2018	300
Kyle	TX	—	1,044,503	1,265,497	—	—	1,044,503	1,265,497	2,310,000	6,327	1996	11/2/2018	300
La Joya	TX	—	1,245,956	4,089,495	—	—	1,245,956	4,089,495	5,335,451	74,974	2015	7/17/2018	300
La Porte	TX	—	861,270	1,914,491	—	—	861,270	1,914,491	2,775,761	41,481	2014	6/28/2018	300
La Porte	TX	—	1,442,423	2,180,707	—	—	1,442,423	2,180,707	3,623,130	39,980	2014	7/17/2018	300
Laguna Vista	TX	—	926,225	2,437,772	—	—	926,225	2,437,772	3,363,997	77,196	2010	3/28/2018	300
Lampasas	TX	—	1,057,009	4,001,533	—	—	1,057,009	4,001,533	5,058,542	73,361	2013	7/17/2018	300
Laredo	TX	—	1,659,329	1,267,101	—	—	1,659,329	1,267,101	2,926,430	40,125	2005	3/28/2018	300
Laredo	TX	—	2,524,495	2,227,133	—	—	2,524,495	2,227,133	4,751,628	70,526	2015	3/28/2018	300
Laredo	TX	—	1,489,440	1,313,998	—	—	1,489,440	1,313,998	2,803,438	41,610	1990	3/28/2018	300
Laredo	TX	—	1,636,152	1,863,032	—	—	1,636,152	1,863,032	3,499,184	58,996	2011	3/28/2018	300
Laredo	TX	—	2,399,094	1,832,002	—	—	2,399,094	1,832,002	4,231,096	58,013	2005	3/30/2018	300
Laredo	TX	—	554,030	1,231,537	—	—	554,030	1,231,537	1,785,567	26,683	1995	6/28/2018	300
Laredo	TX	—	584,286	1,298,792	—	—	584,286	1,298,792	1,883,078	28,140	1981	6/28/2018	300
Laredo	TX	—	2,425,249	3,666,579	—	—	2,425,249	3,666,579	6,091,828	67,221	2015	7/17/2018	300
Laredo	TX	—	1,064,584	1,609,476	—	—	1,064,584	1,609,476	2,674,060	8,047	1984	11/2/2018	300
Laredo	TX	—	914,070	1,381,924	—	—	914,070	1,381,924	2,295,994	6,910	1984	11/2/2018	300
League City	TX	—	656,896	2,424,055	—	—	656,896	2,424,055	3,080,951	52,521	2012	6/28/2018	300
Leakey	TX	—	1,487,310	1,590,030	—	—	1,487,310	1,590,030	3,077,340	50,351	2006	3/28/2018	300
Leander	TX	—	1,780,000	833,337	—	—	1,780,000	833,337	2,613,337	67,901	1996	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Livingston	TX	—	684,345	2,246,169	—	—	684,345	2,246,169	2,930,514	41,180	2015	7/17/2018	300
Lockhart	TX	—	1,027,279	1,021,872	—	—	1,027,279	1,021,872	2,049,151	22,141	1998	6/28/2018	300
Los Fresnos	TX	—	1,242,396	2,064,809	—	—	1,242,396	2,064,809	3,307,205	65,386	2004	3/30/2018	300
Manchaca	TX	—	1,227,485	806,048	—	—	1,227,485	806,048	2,033,533	14,778	1985	7/17/2018	300
Maxwell	TX	—	1,307,800	2,848,328	—	—	1,307,800	2,848,328	4,156,128	90,197	2011	3/28/2018	300
Mcallen	TX	—	2,177,311	2,182,570	—	—	2,177,311	2,182,570	4,359,881	69,115	2016	3/28/2018	300
McAllen	TX	—	326,325	493,350	—	—	326,325	493,350	819,675	9,045	1975	7/17/2018	300
McAllen	TX	—	681,449	1,030,239	—	—	681,449	1,030,239	1,711,688	18,888	1985	7/17/2018	300
Mission	TX	—	1,835,859	1,619,611	—	—	1,835,859	1,619,611	3,455,470	51,288	2004	3/28/2018	300
Mission	TX	—	1,997,996	1,570,952	—	—	1,997,996	1,570,952	3,568,948	49,747	1998	3/28/2018	300
Mission	TX	—	494,998	1,100,316	—	—	494,998	1,100,316	1,595,314	23,840	1982	6/28/2018	300
Mission	TX	—	722,246	734,698	—	—	722,246	734,698	1,456,944	13,470	1978	7/17/2018	300
Mount Enterprise	TX	—	3,145,151	2,916,413	—	—	3,145,151	2,916,413	6,061,564	14,582	2012	11/2/2018	300
Navasota	TX	—	1,145,538	3,759,904	—	—	1,145,538	3,759,904	4,905,442	68,932	2016	7/17/2018	300
New Braunfels	TX	—	1,535,086	1,143,310	—	—	1,535,086	1,143,310	2,678,396	36,205	1980	3/28/2018	300
New Braunfels	TX	—	310,884	1,444,640	—	—	310,884	1,444,640	1,755,524	31,301	2007	6/28/2018	300
New Braunfels	TX	—	1,019,822	846,235	—	—	1,019,822	846,235	1,866,057	15,514	1993	7/17/2018	300
New Braunfels	TX	—	1,090,490	1,240,672	—	—	1,090,490	1,240,672	2,331,162	6,203	1999	11/2/2018	300
Nixon	TX	—	1,383,173	1,616,995	—	—	1,383,173	1,616,995	3,000,168	29,645	2005	7/17/2018	300
Odem	TX	—	1,393,729	4,574,519	—	—	1,393,729	4,574,519	5,968,248	83,866	2012	7/17/2018	300
Pasadena	TX	—	1,720,901	1,953,222	—	—	1,720,901	1,953,222	3,674,123	61,852	2012	3/28/2018	300
Pharr	TX	—	3,515,158	1,959,701	—	—	3,515,158	1,959,701	5,474,859	35,928	2015	7/17/2018	300
Pharr	TX	—	744,756	1,125,950	—	—	744,756	1,125,950	1,870,706	20,642	1999	7/17/2018	300
Pharr	TX	—	771,458	1,166,319	—	—	771,458	1,166,319	1,937,777	21,383	2003	7/17/2018	300
Pharr	TX	—	929,258	1,404,886	—	—	929,258	1,404,886	2,334,144	25,756	2005	7/17/2018	300
Pharr	TX	—	986,113	992,277	—	—	986,113	992,277	1,978,390	18,192	1999	7/17/2018	300
Pharr	TX	—	1,737,993	741,347	—	—	1,737,993	741,347	2,479,340	3,707	1994	11/2/2018	300
Pharr	TX	—	797,461	1,205,631	—	—	797,461	1,205,631	2,003,092	6,028	2005	11/2/2018	300
Port Aransas	TX	—	940,783	693,208	—	—	940,783	693,208	1,633,991	12,709	1975	7/17/2018	300
Port Isabel	TX	—	385,010	678,718	—	—	385,010	678,718	1,063,728	14,706	1995	6/28/2018	300
Richmond	TX	—	1,009,861	2,244,790	—	—	1,009,861	2,244,790	3,254,651	48,637	2012	6/28/2018	300
Roanoke	TX	—	890,000	1,739,413	—	—	890,000	1,739,413	2,629,413	141,531	2015	12/21/2016	300
Robstown	TX	—	1,394,591	1,066,862	—	—	1,394,591	1,066,862	2,461,453	23,115	1990	6/28/2018	300
Roma	TX	—	719,149	2,360,403	—	—	719,149	2,360,403	3,079,552	43,274	2013	7/17/2018	300
Rosenberg	TX	—	880,968	1,958,276	—	—	880,968	1,958,276	2,839,244	42,429	2012	6/28/2018	300
Runge	TX	—	702,035	1,013,563	—	—	702,035	1,013,563	1,715,598	5,068	2001	11/2/2018	300
San Antonio	TX	—	1,230,000	988,398	—	—	1,230,000	988,398	2,218,398	80,532	1996	12/21/2016	300
San Antonio	TX	—	1,001,343	1,251,931	—	—	1,001,343	1,251,931	2,253,274	101,932	1994	12/21/2016	300
San Antonio	TX	—	1,280,424	1,600,853	—	—	1,280,424	1,600,853	2,881,277	130,341	1994	12/21/2016	300
San Antonio	TX	—	1,120,000	690,291	—	—	1,120,000	690,291	1,810,291	56,105	1981	12/21/2016	300
San Antonio	TX	—	860,000	1,307,803	—	—	860,000	1,307,803	2,167,803	106,290	1999	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
San Antonio	TX	—	1,190,000	1,096,235	—	—	1,190,000	1,096,235	2,286,235	89,234	1999	12/21/2016	300
San Antonio	TX	—	1,190,000	1,647,542	—	—	1,190,000	1,647,542	2,837,542	134,110	2001	12/21/2016	300
San Antonio	TX	—	2,130,000	1,187,030	—	—	2,130,000	1,187,030	3,317,030	96,747	1995	12/21/2016	300
San Antonio	TX	—	750,008	934,382	—	—	750,008	934,382	1,684,390	76,064	1995	12/21/2016	300
San Antonio	TX	—	1,742,453	2,178,506	—	—	1,742,453	2,178,506	3,920,959	177,373	1999	12/21/2016	300
San Antonio	TX	—	1,125,534	1,407,201	—	—	1,125,534	1,407,201	2,532,735	114,574	1999	12/21/2016	300
San Antonio	TX	—	938,680	996,276	—	—	938,680	996,276	1,934,956	18,265	1983	7/17/2018	300
San Marcos	TX	—	1,155,660	1,019,533	—	—	1,155,660	1,019,533	2,175,193	32,285	1995	3/28/2018	300
San Marcos	TX	—	1,442,105	1,101,223	—	—	1,442,105	1,101,223	2,543,328	34,872	1997	3/28/2018	300
San Marcos	TX	—	1,396,301	1,231,829	—	—	1,396,301	1,231,829	2,628,130	39,008	2005	3/28/2018	300
San Marcos	TX	—	1,641,072	1,168,443	—	—	1,641,072	1,168,443	2,809,515	37,001	1996	3/28/2018	300
San Marcos	TX	—	1,617,695	891,088	—	—	1,617,695	891,088	2,508,783	28,218	2009	3/28/2018	300
San Marcos	TX	—	2,561,713	3,872,890	—	—	2,561,713	3,872,890	6,434,603	71,003	2016	7/17/2018	300
Schertz	TX	—	994,658	1,243,573	—	—	994,658	1,243,573	2,238,231	101,251	1986	12/21/2016	300
South Padre Island	TX	—	1,610,976	2,625,562	—	—	1,610,976	2,625,562	4,236,538	83,143	2005	3/28/2018	300
Spring	TX	—	2,148,211	2,097,604	—	—	2,148,211	2,097,604	4,245,815	66,424	2012	3/28/2018	300
Spring Branch	TX	—	1,832,780	1,117,228	—	—	1,832,780	1,117,228	2,950,008	35,379	1996	3/28/2018	300
Sullivan City	TX	—	1,023,070	1,071,640	—	—	1,023,070	1,071,640	2,094,710	19,647	1999	7/17/2018	300
Taft	TX	—	651,107	633,744	—	—	651,107	633,744	1,284,851	13,731	1990	6/28/2018	300
Temple	TX	—	786,180	982,923	—	—	786,180	982,923	1,769,103	80,029	2000	12/21/2016	300
Texas City	TX	—	2,063,930	1,820,817	—	—	2,063,930	1,820,817	3,884,747	57,659	2015	3/28/2018	300
Texas City	TX	—	1,183,365	1,789,054	—	—	1,183,365	1,789,054	2,972,419	32,799	2015	7/17/2018	300
The Colony	TX	—	1,450,000	1,773,719	—	—	1,450,000	1,773,719	3,223,719	144,333	2015	12/21/2016	300
Universal City	TX	—	1,000,000	799,924	—	—	1,000,000	799,924	1,799,924	65,236	1987	12/21/2016	300
Uvalde	TX	—	1,253,340	2,042,688	—	—	1,253,340	2,042,688	3,296,028	64,685	2012	3/28/2018	300
Waco	TX	—	1,019,902	3,301,151	—	—	1,019,902	3,301,151	4,321,053	104,536	2014	3/28/2018	300
Waco	TX	—	1,172,496	2,622,916	—	—	1,172,496	2,622,916	3,795,412	83,059	2014	3/28/2018	300
Waco	TX	—	1,462,896	2,211,659	—	—	1,462,896	2,211,659	3,674,555	40,547	2013	7/17/2018	300
Weslaco	TX	—	1,343,056	1,184,856	—	—	1,343,056	1,184,856	2,527,912	37,520	1991	3/28/2018	300
Willis	TX	—	790,528	1,757,242	—	—	790,528	1,757,242	2,547,770	38,074	2014	6/28/2018	300
Wimberley	TX	—	2,000,784	1,516,492	—	—	2,000,784	1,516,492	3,517,276	7,582	2000	11/2/2018	300
Roy	UT	—	1,030,000	1,452,886	—	—	1,030,000	1,452,886	2,482,886	118,475	2000	12/21/2016	300
Springville	UT	—	1,249,850	1,780,212	—	—	1,249,850	1,780,212	3,030,062	144,937	1998	12/21/2016	300
West Jordan	UT	—	340,000	913,622	—	—	340,000	913,622	1,253,622	74,613	2001	12/21/2016	300
Abingdon	VA	—	57,847	107,997	—	—	57,847	107,997	165,844	48,057	1992	11/29/2007	300
Amelia	VA	—	1,032,242	1,618,934	—	—	1,032,242	1,618,934	2,651,176	51,266	2000	3/28/2018	300
Ashburn	VA	—	4,212,439	1,789,189	—	—	4,212,439	1,789,189	6,001,628	56,658	2001	3/28/2018	300
Ashburn	VA	—	3,450,118	1,548,719	—	—	3,450,118	1,548,719	4,998,837	7,744	1995	11/2/2018	300
Big Stone Gap	VA	—	527,303	979,860	—	—	527,303	979,860	1,507,163	436,036	1992	11/29/2007	300
Bristol	VA	—	213,369	396,824	—	—	213,369	396,824	610,193	176,585	1999	11/29/2007	300
Bristol	VA	—	268,303	498,845	—	—	268,303	498,845	767,148	221,984	2000	11/29/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Bristol	VA	—	171,156	318,428	—	—	171,156	318,428	489,584	141,699	2001	11/29/2007	300
Carrollton	VA	—	1,140,000	1,820,000	—	—	1,140,000	1,820,000	2,960,000	148,090	2016	12/21/2016	300
Castlewood	VA	—	387,303	720,307	—	—	387,303	720,307	1,107,610	320,535	1993	11/29/2007	300
Centreville	VA	—	2,147,482	1,052,569	—	—	2,147,482	1,052,569	3,200,051	19,297	1995	7/17/2018	300
Charlottesville	VA	—	817,604	1,621,856	—	—	817,604	1,621,856	2,439,460	322,256	1989	1/31/2014	300
Charlottesville	VA	—	536,443	1,065,313	—	—	536,443	1,065,313	1,601,756	212,022	1995	1/31/2014	300
Charlottesville	VA	—	692,490	1,373,977	—	—	692,490	1,373,977	2,066,467	273,094	1992	1/31/2014	300
Chatham	VA	—	347,728	525,031	—	—	347,728	525,031	872,759	331,638	1988	3/19/2003	300
Chesapeake	VA	—	225,000	400,366	—	—	225,000	400,366	625,366	214,196	1990	8/18/2005	300
Chester	VA	—	663,724	585,543	—	—	663,724	585,543	1,249,267	18,542	1961	3/28/2018	300
Chester	VA	—	1,431,712	1,093,287	—	—	1,431,712	1,093,287	2,524,999	34,621	1961	3/28/2018	300
Clintwood	VA	—	378,553	703,610	—	—	378,553	703,610	1,082,163	313,105	1989	11/29/2007	300
Coeburn	VA	—	168,934	314,764	—	—	168,934	314,764	483,698	140,069	1992	11/29/2007	300
Coeburn	VA	—	312,303	581,021	—	—	312,303	581,021	893,324	258,553	1999	11/29/2007	300
Coeburn	VA	—	282,303	525,307	—	—	282,303	525,307	807,610	233,760	2002	11/29/2007	300
Collinsville	VA	—	84,465	130,137	—	—	84,465	130,137	214,602	82,196	1969	3/19/2003	300
Danville	VA	—	149,276	227,333	—	—	149,276	227,333	376,609	143,591	1984	3/19/2003	300
Danville	VA	—	83,644	128,884	—	—	83,644	128,884	212,528	81,405	1984	3/19/2003	300
Danville	VA	—	266,722	403,501	—	—	266,722	403,501	670,223	254,871	1974	3/19/2003	300
Franklin	VA	—	536,667	863,699	—	—	536,667	863,699	1,400,366	462,079	1985	8/18/2005	300
Fredericksburg	VA	—	846,905	1,186,700	—	—	846,905	1,186,700	2,033,605	37,579	1996	3/28/2018	300
Gate City	VA	—	422,303	784,845	—	—	422,303	784,845	1,207,148	349,254	1995	11/29/2007	300
Glen Allen	VA	—	329,698	498,015	—	—	329,698	498,015	827,713	314,572	1995	3/19/2003	300
Gordonsville	VA	—	770,000	1,156,978	—	—	770,000	1,156,978	1,926,978	229,908	1997	1/31/2014	300
Gordonsville	VA	—	2,190,000	2,289,653	—	—	2,190,000	2,289,653	4,479,653	454,997	1985	1/31/2014	300
Herndon	VA	—	2,804,743	1,056,028	—	—	2,804,743	1,056,028	3,860,771	19,361	1979	7/17/2018	300
Highland Springs	VA	—	396,720	598,547	—	—	396,720	598,547	995,267	378,075	1996	3/19/2003	300
Honaker	VA	—	492,303	915,307	—	—	492,303	915,307	1,407,610	407,310	2000	11/29/2007	300
La Crosse	VA	—	404,872	2,075,709	—	—	404,872	2,075,709	2,480,581	44,974	2007	6/28/2018	300
Leesburg	VA	—	2,743,240	1,164,375	—	—	2,743,240	1,164,375	3,907,615	21,347	1997	7/17/2018	300
Manassas	VA	—	1,243,785	1,880,399	—	—	1,243,785	1,880,399	3,124,184	34,474	2004	7/17/2018	300
Manassas	VA	—	955,784	888,128	—	—	955,784	888,128	1,843,912	16,282	1988	7/17/2018	300
Manassas	VA	—	367,441	1,236,728	—	—	367,441	1,236,728	1,604,169	22,673	1982	7/17/2018	300
Martinsville	VA	—	246,820	373,653	—	—	246,820	373,653	620,473	236,017	1994	3/19/2003	300
Martinsville	VA	—	83,521	128,706	—	—	83,521	128,706	212,227	81,292	1971	3/19/2003	300
Midlothian	VA	—	325,000	302,872	—	153	325,000	303,025	628,025	259,062	1988	8/21/1997	300
Midlothian	VA	—	970,690	856,351	—	—	970,690	856,351	1,827,041	27,118	1998	3/28/2018	300
Midlothian	VA	—	1,875,908	1,654,943	—	—	1,875,908	1,654,943	3,530,851	52,406	2009	3/28/2018	300
Newport News	VA	—	1,519,830	1,900,170	—	—	1,519,830	1,900,170	3,420,000	154,711	2000	12/21/2016	300
Newport News	VA	—	1,053,215	1,316,785	—	—	1,053,215	1,316,785	2,370,000	107,212	2016	12/21/2016	300
Norfolk	VA	—	1,260,000	1,790,000	—	—	1,260,000	1,790,000	3,050,000	145,653	2015	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Norfolk	VA	—	1,333,184	1,666,816	—	—	1,333,184	1,666,816	3,000,000	135,711	2016	12/21/2016	300
North Chesterfield	VA	—	665,231	1,300,575	—	—	665,231	1,300,575	1,965,806	23,844	1978	7/17/2018	300
North Chesterfield	VA	—	993,101	1,501,406	—	—	993,101	1,501,406	2,494,507	27,526	1997	7/17/2018	300
North Chesterfield	VA	—	1,425,839	994,871	—	—	1,425,839	994,871	2,420,710	4,974	1996	11/2/2018	300
Norton	VA	—	157,826	293,688	—	—	157,826	293,688	451,514	130,690	1983	11/29/2007	300
Norton	VA	—	457,303	849,860	—	—	457,303	849,860	1,307,163	378,186	1990	11/29/2007	300
Norton	VA	—	222,256	413,344	—	—	222,256	413,344	635,600	183,936	2002	11/29/2007	300
Pound	VA	—	256,170	476,327	—	—	256,170	476,327	732,497	211,964	1990	11/29/2007	300
Pound	VA	—	276,303	513,717	—	—	276,303	513,717	790,020	228,603	2001	11/29/2007	300
Reston	VA	—	2,684,789	4,058,962	—	—	2,684,789	4,058,962	6,743,751	74,414	2004	7/17/2018	300
Richlands	VA	—	492,303	915,307	—	—	492,303	915,307	1,407,610	407,310	1999	11/29/2007	300
Richlands	VA	—	140,051	261,125	—	—	140,051	261,125	401,176	116,199	1999	11/29/2007	300
Richmond	VA	—	700,000	400,740	—	—	700,000	400,740	1,100,740	331,939	1985	4/17/1998	300
Richmond	VA	—	1,000,000	740	—	—	1,000,000	740	1,000,740	605	1978	4/17/1998	300
Richmond	VA	—	700,000	100,695	—	—	700,000	100,695	800,695	83,402	1990	4/17/1998	300
Richmond	VA	—	1,144,841	3,371,146	—	—	1,144,841	3,371,146	4,515,987	2,206,428	2002	8/22/2002	300
Richmond	VA	—	298,227	451,014	—	—	298,227	451,014	749,241	284,883	1994	3/19/2003	300
Richmond	VA	—	213,982	324,659	—	—	213,982	324,659	538,641	205,069	1994	3/19/2003	300
Richmond	VA	—	482,735	727,776	—	—	482,735	727,776	1,210,511	459,705	1994	3/19/2003	300
Richmond	VA	—	350,453	529,365	—	—	350,453	529,365	879,818	334,375	1995	3/19/2003	300
Richmond	VA	—	323,496	488,918	—	—	323,496	488,918	812,414	308,826	1996	3/19/2003	300
Richmond	VA	—	278,443	421,584	—	—	278,443	421,584	700,027	266,293	1997	3/19/2003	300
Richmond	VA	—	1,604,885	1,415,844	—	—	1,604,885	1,415,844	3,020,729	44,835	1999	3/28/2018	300
Richmond	VA	—	629,008	667,602	—	—	629,008	667,602	1,296,610	12,239	1995	7/17/2018	300
Richmond	VA	—	618,745	656,710	—	—	618,745	656,710	1,275,455	12,040	1988	7/17/2018	300
Roanoke	VA	—	325,000	575,366	—	—	325,000	575,366	900,366	307,821	1986	8/18/2005	300
Rosedale	VA	—	211,147	393,160	—	—	211,147	393,160	604,307	174,955	2002	11/29/2007	300
Saint Paul	VA	—	334,803	622,807	—	—	334,803	622,807	957,610	277,148	1992	11/29/2007	300
Saint Paul	VA	—	422,303	785,307	—	—	422,303	785,307	1,207,610	349,460	1996	11/29/2007	300
Sandston	VA	—	152,535	232,528	—	—	152,535	232,528	385,063	146,873	1997	3/19/2003	300
South Boston	VA	—	160,893	244,778	—	—	160,893	244,778	405,671	154,611	1984	3/19/2003	300
South Prince George	VA	—	384,192	469,609	—	—	384,192	469,609	853,801	8,609	1973	7/17/2018	300
South Riding	VA	—	2,517,028	2,220,544	—	—	2,517,028	2,220,544	4,737,572	70,317	1998	3/28/2018	300
Springfield	VA	—	3,034,395	2,070,756	—	—	3,034,395	2,070,756	5,105,151	44,866	2016	6/28/2018	300
Stafford	VA	—	1,729,505	1,353,526	—	—	1,729,505	1,353,526	3,083,031	24,815	1987	7/17/2018	300
Staunton	VA	—	675,000	1,000,366	—	—	675,000	1,000,366	1,675,366	535,196	1987	8/18/2005	300
Suffolk	VA	—	700,000	1,000,366	—	—	700,000	1,000,366	1,700,366	535,196	1970	8/18/2005	300
Tazewell	VA	—	153,382	285,882	—	—	153,382	285,882	439,264	127,216	2003	11/29/2007	300
Troutville	VA	—	481,691	975,366	—	—	481,691	975,366	1,457,057	521,821	1991	8/18/2005	300
Virginia Beach	VA	—	1,194,560	2,218,773	—	—	1,194,560	2,218,773	3,413,333	1,468,075	2001	6/27/2002	300
Virginia Beach	VA	—	738,743	1,052,222	—	—	738,743	1,052,222	1,790,965	85,667	1996	12/21/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Warrenton	VA	—	515,971	649,125	—	161	515,971	649,286	1,165,257	572,473	1996	12/20/1996	300
Weber City	VA	—	369,803	687,345	—	—	369,803	687,345	1,057,148	305,867	2000	11/29/2007	300
Williamsburg	VA	—	838,172	1,556,910	—	—	838,172	1,556,910	2,395,082	1,030,088	2001	6/27/2002	300
Wise	VA	—	334,803	622,360	—	—	334,803	622,360	957,163	276,949	1999	11/29/2007	300
Wise	VA	—	66,733	124,517	—	—	66,733	124,517	191,250	55,408	1985	11/29/2007	300
Wise	VA	—	527,303	979,860	—	—	527,303	979,860	1,507,163	436,036	1993	11/29/2007	300
Wytheville	VA	—	1,222,535	1,577,830	—	—	1,222,535	1,577,830	2,800,365	844,139	1989	8/18/2005	300
Yorktown	VA	—	2,121,289	4,703,093	—	—	2,121,289	4,703,093	6,824,382	1,121,479	2006	1/22/2013	300
Newport News	VA	—	490,616	605,304	—	—	490,616	605,304	1,095,920	472,051	1984	4/17/1998	300
Tumwater	WA	—	270,000	1,142,229	—	—	270,000	1,142,229	1,412,229	93,282	2011	12/21/2016	300
East Troy	WI	—	578,813	1,074,938	—	—	578,813	1,074,938	1,653,751	389,850	1998	12/28/2009	300
Ellsworth	WI	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1997	12/1/2010	299
Menomonie	WI	—	770,442	1,430,821	—	—	770,442	1,430,821	2,201,263	461,218	1996	12/1/2010	300
Menomonie	WI	—	175,000	325,000	—	—	175,000	325,000	500,000	105,512	1995	12/1/2010	299
Menomonie	WI	—	441,256	819,475	—	—	441,256	819,475	1,260,731	264,326	1994	12/1/2010	300
Mondovi	WI	—	175,000	325,000	—	—	175,000	325,000	500,000	105,269	1969	12/1/2010	299
Osseo	WI	—	613,373	1,139,122	—	—	613,373	1,139,122	1,752,495	367,631	1996	12/1/2010	300

Crafts / Novelties
Enterprise	AL	—	780,000	3,201,454	—	—	780,000	3,201,454	3,981,454	261,452	2016	12/29/2016	300
Morgan Hill	CA	—	319,063	2,518,205	—	—	319,063	2,518,205	2,837,268	633,748	1989	9/18/2012	300
Rancho Cucamonga	CA	—	2,790,740	4,713,106	45,796	—	2,790,740	4,758,902	7,549,642	1,210,399	1990	9/18/2012	298
Roseville	CA	—	1,415,674	4,367,269	—	—	1,415,674	4,367,269	5,782,943	1,099,096	1982	9/18/2012	300
Temecula	CA	—	2,027,441	4,644,558	9,194	—	2,027,441	4,653,752	6,681,193	1,170,847	1990	9/18/2012	300
Clermont	FL	—	980,500	4,587,292	—	—	980,500	4,587,292	5,567,792	1,050,548	2012	6/26/2012	300
Cutler Bay	FL	—	743,498	657,485	514,466	205	743,498	1,172,156	1,915,654	804,688	1994	12/31/1998	265
Albany	GA	—	653,464	13,287,064	—	281,372	653,464	13,568,436	14,221,900	325,444	1979	1/22/2013	414
Rockford	IL	—	159,587	618,398	178,656	211	159,587	797,266	956,853	618,608	1985	11/26/1996	264
Hickory	NC	—	1,400,000	4,894,632	(569)	—	1,400,000	4,894,063	6,294,063	332,558	2017	6/8/2016	300
Minot	ND	—	500,000	2,514,029	—	—	500,000	2,514,029	3,014,029	230,453	1990	9/15/2016	300
Clovis	NM	—	150,000	2,939,618	53,910	—	150,000	2,993,528	3,143,528	566,826	1974	6/30/2014	296
Stony Brook	NY	—	980,000	1,801,586	78,970	—	980,000	1,880,555	2,860,555	1,455,760	1996	1/11/1999	298
Columbia	SC	—	1,102,910	4,391,377	—	—	1,102,910	4,391,377	5,494,287	863,274	2013	6/21/2013	300
Mt Juliet	TN	—	2,449,395	6,074,357	—	158,694	2,449,395	6,233,051	8,682,446	1,050,969	2014	12/10/2013	297
Morgantown	WV	—	1,790,000	3,812,134	—	—	1,790,000	3,812,134	5,602,134	235,082	2016	6/30/2017	300

Diversified Industrial
Jacksonville	FL	—	2,210,000	41,394,890	—	—	2,210,000	41,394,890	43,604,890	4,381,429	2014	2/25/2015	420
West Point	GA	—	430,000	12,263,738	114,454	—	430,000	12,378,192	12,808,192	1,020,803	2015	2/3/2016	4181
Cedar Rapids	IA	—	1,000,000	12,981,440	—	—	1,000,000	12,981,440	13,981,440	1,931,762	2013	10/10/2013	420
Buffalo Grove	IL	9,775,010	3,130,000	17,353,386	—	—	3,130,000	17,353,386	20,483,386	2,334,444	1989	4/1/2014	420

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Portland	TN	—	1,481,370	10,969,189	—	—	1,481,370	10,969,189	12,450,559	2,760,579	2001	9/19/2012	300
Deer Park	TX	9,790,000	2,410,000	13,364,183	—	—	2,410,000	13,364,183	15,774,183	1,797,801	2012	4/1/2014	420

Dollar Stores
Andalusia	AL	—	334,025	1,085,582	—	—	334,025	1,085,582	1,419,607	258,730	2010	1/22/2013	300
Ariton	AL	—	113,182	824,898	—	—	113,182	824,898	938,080	163,605	2010	1/31/2014	300
Bessemer	AL	—	391,797	1,273,339	—	—	391,797	1,273,339	1,665,136	303,479	2010	1/22/2013	300
Bessemer	AL	—	279,833	1,100,867	—	—	279,833	1,100,867	1,380,700	236,686	2012	8/22/2013	300
Birmingham	AL	—	707,673	1,314,251	—	—	707,673	1,314,251	2,021,924	343,896	2002	6/1/2012	300
Birmingham	AL	—	322,861	599,600	—	—	322,861	599,600	922,461	144,903	2011	12/14/2012	300
Birmingham	AL	—	248,925	979,275	—	—	248,925	979,275	1,228,200	210,544	2012	8/22/2013	300
Birmingham	AL	—	235,245	925,455	—	—	235,245	925,455	1,160,700	198,973	2013	8/22/2013	300
Birmingham	AL	—	265,160	1,043,140	—	—	265,160	1,043,140	1,308,300	224,275	2012	8/22/2013	300
Birmingham	AL	—	312,444	1,229,156	—	—	312,444	1,229,156	1,541,600	264,269	2013	8/22/2013	300
Birmingham	AL	—	266,882	1,049,918	—	—	266,882	1,049,918	1,316,800	225,732	2012	8/22/2013	300
Camp Hill	AL	—	127,780	851,515	—	—	127,780	851,515	979,295	168,884	2009	1/24/2014	300
Castleberry	AL	—	121,658	810,716	—	—	121,658	810,716	932,374	160,792	2010	1/24/2014	300
Cedar Bluff	AL	—	160,037	836,150	—	—	160,037	836,150	996,187	165,836	2009	1/24/2014	300
Center Point	AL	—	232,043	912,857	—	—	232,043	912,857	1,144,900	196,264	2012	8/22/2013	300
Clanton	AL	—	300,000	962,598	—	—	300,000	962,598	1,262,598	190,915	2012	1/31/2014	300
Crossville	AL	—	268,814	873,647	—	—	268,814	873,647	1,142,461	208,219	2011	1/22/2013	300
Cullman	AL	—	277,067	685,954	—	—	277,067	685,954	963,021	136,048	2009	1/24/2014	300
Decatur	AL	—	301,085	559,159	—	—	301,085	559,159	860,244	146,313	1962	6/1/2012	300
Decatur	AL	—	269,275	765,035	—	—	269,275	765,035	1,034,310	151,732	2010	1/31/2014	300
Duncanville	AL	—	162,574	786,023	—	—	162,574	786,023	948,597	155,895	2010	1/31/2014	300
Enterprise	AL	—	294,944	837,962	—	—	294,944	837,962	1,132,906	166,196	2012	1/31/2014	300
Eufaula	AL	—	201,712	1,053,886	—	—	201,712	1,053,886	1,255,598	209,021	2009	1/24/2014	300
Evergreen	AL	—	193,413	1,010,529	—	—	193,413	1,010,529	1,203,942	200,422	2009	1/24/2014	300
Florence	AL	—	419,440	778,959	—	—	419,440	778,959	1,198,399	188,248	2012	12/14/2012	300
Forestdale	AL	—	287,839	1,132,361	—	—	287,839	1,132,361	1,420,200	243,458	2013	8/22/2013	300
Frisco City	AL	—	163,025	788,202	—	—	163,025	788,202	951,227	156,327	2010	1/31/2014	300
Gilbertown	AL	—	171,006	1,246,332	—	—	171,006	1,246,332	1,417,338	247,189	2012	1/31/2014	300
Huntsville	AL	—	501,318	931,020	—	—	501,318	931,020	1,432,338	243,617	2005	6/1/2012	300
Jasper	AL	—	276,246	897,800	—	—	276,246	897,800	1,174,046	213,976	2011	1/22/2013	300
Jasper	AL	—	282,574	918,366	—	—	282,574	918,366	1,200,940	218,877	2011	1/22/2013	300
Jasper	AL	—	280,753	912,446	—	—	280,753	912,446	1,193,199	217,466	2011	1/22/2013	300
Lillian	AL	—	203,832	985,500	—	—	203,832	985,500	1,189,332	195,458	2012	1/31/2014	300
Livingston	AL	—	239,319	941,481	—	—	239,319	941,481	1,180,800	202,418	2012	8/22/2013	300
Marbury	AL	—	160,000	1,006,765	—	—	160,000	1,006,765	1,166,765	199,675	2012	1/31/2014	300
Mobile	AL	—	212,971	837,829	—	—	212,971	837,829	1,050,800	180,133	2012	8/22/2013	300
Montgomery	AL	—	532,170	988,317	—	—	532,170	988,317	1,520,487	238,843	2011	12/14/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs		Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Montgomery	AL	—	366,980	681,533	—	—		366,980	681,533	1,048,513	164,704	1986	12/14/2012	300
Moundville	AL	—	230,583	907,117	—	—		230,583	907,117	1,137,700	195,030	2012	8/22/2013	300
Odenville	AL	—	176,981	855,676	—	—		176,981	855,676	1,032,657	169,709	2012	1/31/2014	300
Opelika	AL	—	331,598	1,077,694	—	—		331,598	1,077,694	1,409,292	256,851	2011	1/22/2013	300
Prichard	AL	—	429,411	797,478	—	—		429,411	797,478	1,226,889	192,724	2012	12/14/2012	300
Remlap	AL	—	177,711	859,208	—	—		177,711	859,208	1,036,919	170,410	2012	1/31/2014	300
Samson	AL	—	181,064	1,319,631	—	—		181,064	1,319,631	1,500,695	261,727	2013	1/31/2014	300
Shelby	AL	—	277,350	901,388	—	—		277,350	901,388	1,178,738	214,831	2011	1/22/2013	300
Slocomb	AL	—	268,240	1,055,260	—	—		268,240	1,055,260	1,323,500	226,881	2012	8/22/2013	300
Slocomb	AL	—	280,000	2,597,341	—	—		280,000	2,597,341	2,877,341	515,139	2011	1/31/2014	300
Smiths Station	AL	—	359,391	1,168,019	—	—		359,391	1,168,019	1,527,410	278,378	2011	1/22/2013	300
Sycamore	AL	—	50,000	885,687	—	—		50,000	885,687	935,687	175,661	2011	1/31/2014	300
Sylacauga	AL	—	147,110	980,328	—	—		147,110	980,328	1,127,438	194,432	2009	1/24/2014	300
Thorsby	AL	—	298,516	970,178	—	—		298,516	970,178	1,268,694	231,226	2011	1/22/2013	300
Troy	AL	—	257,985	1,014,915	—	—		257,985	1,014,915	1,272,900	218,207	2012	8/22/2013	300
Uriah	AL	—	140,000	776,826	—	—		140,000	776,826	916,826	154,070	2010	1/31/2014	300
Weaver	AL	—	220,771	627,231	32,367	—		220,771	659,598	880,369	135,498	2005	12/20/2013	291
Webb	AL	—	173,294	905,411	—	—		173,294	905,411	1,078,705	179,573	2010	1/24/2014	300
Wedowee	AL	—	251,256	988,444	—	—		251,256	988,444	1,239,700	212,515	2012	8/22/2013	300
York	AL	—	218,727	860,473	—	—		218,727	860,473	1,079,200	185,002	2012	8/22/2013	300
Atkins	AR	—	264,657	491,507	—	—		264,657	491,507	756,164	118,781	2010	12/14/2012	300
Black Rock	AR	—	137,428	915,809	—	—		137,428	915,809	1,053,237	181,635	2009	1/24/2014	300
Cabot	AR	—	479,323	1,186,692	—	—		479,323	1,186,692	1,666,015	235,361	2010	1/24/2014	300
Clarendon	AR	—	156,618	1,043,684	—	—		156,618	1,043,684	1,200,302	206,997	2012	1/24/2014	300
Dermott	AR	—	137,299	540,136	—	—		137,299	540,136	677,435	114,329	2013	9/18/2013	300
Drasco	AR	—	135,176	900,796	—	—		135,176	900,796	1,035,972	178,658	2010	1/24/2014	300
England	AR	—	147,813	985,008	—	—		147,813	985,008	1,132,821	195,360	2011	1/24/2014	300
Greenbrier	AR	—	277,423	1,449,455	—	—		277,423	1,449,455	1,726,878	287,475	2012	1/24/2014	300
Gurdon	AR	—	99,815	727,471	—	—	—	99,815	727,471	827,286	149,132	2013	11/20/2013	300
Hampton	AR	—	128,214	854,405	—	—		128,214	854,405	982,619	169,457	2009	1/24/2014	300
Haskell	AR	—	191,254	999,249	—	—		191,254	999,249	1,190,503	198,184	2009	1/24/2014	300
Hope	AR	—	421,413	782,623	—	—		421,413	782,623	1,204,036	204,786	2003	6/1/2012	300
Huntsville	AR	—	168,806	1,124,906	—	—		168,806	1,124,906	1,293,712	223,106	2011	1/24/2014	300
Jasper	AR	—	110,000	835,511	—	—		110,000	835,511	945,511	165,710	2009	1/24/2014	300
Jonesboro	AR	—	240,000	867,698	—	—		240,000	867,698	1,107,698	172,093	2011	1/24/2014	300
Jonesboro	AR	—	380,000	806,115	—	—		380,000	806,115	1,186,115	159,879	2011	1/24/2014	300
Little Rock	AR	—	248,520	977,680	—	—		248,520	977,680	1,226,200	210,201	2012	8/22/2013	300
Little Rock	AR	—	157,195	618,405	—	—		157,195	618,405	775,600	132,957	1995	8/22/2013	300
Malvern	AR	—	139,776	570,280	—	—		139,776	570,280	710,056	135,917	2012	1/24/2013	300
Marianna	AR	—	230,373	427,836	—	—		230,373	427,836	658,209	103,394	1996	12/14/2012	300
Ola	AR	—	126,412	842,394	—	—		126,412	842,394	968,806	167,075	2009	1/24/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Pine Bluff	AR	—	562,282	1,044,237	—	—	562,282	1,044,237	1,606,519	273,242	2003	6/1/2012	300
Pine Bluff	AR	—	579,851	1,076,865	—	—	579,851	1,076,865	1,656,716	260,242	2000	12/14/2012	300
Pine Bluff	AR	—	243,412	602,631	—	—	243,412	602,631	846,043	119,522	2008	1/24/2014	300
Pine Bluff	AR	—	279,924	693,026	—	—	279,924	693,026	972,950	137,450	2008	1/24/2014	300
Prescott	AR	—	119,075	793,501	—	—	119,075	793,501	912,576	157,378	2008	1/24/2014	300
Sherwood	AR	—	225,665	887,766	—	—	225,665	887,766	1,113,431	193,829	2012	7/9/2013	300
West Fork	AR	—	281,211	1,469,249	—	—	281,211	1,469,249	1,750,460	291,401	2012	1/24/2014	300
West Helena	AR	—	331,612	615,851	—	—	331,612	615,851	947,463	148,831	1998	12/14/2012	300
Bisbee	AZ	—	181,118	946,292	—	—	181,118	946,292	1,127,410	187,681	2008	1/24/2014	300
Camp Verde	AZ	—	244,826	454,678	—	—	244,826	454,678	699,504	118,974	2002	6/1/2012	300
Douglas	AZ	—	188,809	986,472	—	—	188,809	986,472	1,175,281	195,650	2008	1/24/2014	300
Elfrida	AZ	—	95,644	1,115,205	—	—	95,644	1,115,205	1,210,849	46,467	2016	12/28/2017	300
Gila Bend	AZ	—	161,460	1,075,950	—	—	161,460	1,075,950	1,237,410	213,397	2008	1/24/2014	300
Meadview	AZ	—	52,020	1,046,644	—	—	52,020	1,046,644	1,098,664	43,610	2015	12/28/2017	300
Phoenix	AZ	—	712,708	1,323,600	—	—	712,708	1,323,600	2,036,308	346,342	2004	6/1/2012	300
Phoenix	AZ	—	642,917	1,193,990	—	—	642,917	1,193,990	1,836,907	312,427	2004	6/1/2012	300
Phoenix	AZ	—	721,637	1,340,182	—	—	721,637	1,340,182	2,061,819	350,681	2004	6/1/2012	300
Phoenix	AZ	—	580,167	1,077,452	—	—	580,167	1,077,452	1,657,619	281,933	2004	6/1/2012	300
Phoenix	AZ	—	490,756	1,223,676	—	—	490,756	1,223,676	1,714,432	50,987	2017	12/28/2017	300
Salome	AZ	—	251,540	989,560	—	—	251,540	989,560	1,241,100	212,755	2012	8/22/2013	300
Seligman	AZ	—	175,058	1,021,900	—	—	175,058	1,021,900	1,196,958	42,579	2016	12/28/2017	300
Tolleson	AZ	—	581,123	1,079,228	—	—	581,123	1,079,228	1,660,351	282,398	2004	6/1/2012	300
Tucson	AZ	—	461,061	856,257	—	—	461,061	856,257	1,317,318	224,054	2002	6/1/2012	300
Tucson	AZ	—	259,447	1,020,665	—	—	259,447	1,020,665	1,280,112	226,247	2012	6/21/2013	300
Williams	AZ	—	160,391	1,168,960	—	—	160,391	1,168,960	1,329,351	243,533	2013	10/15/2013	300
Wittmann	AZ	—	220,599	1,248,874	—	—	220,599	1,248,874	1,469,473	52,036	2016	12/28/2017	300
Yuma	AZ	—	225,609	418,988	—	—	225,609	418,988	644,597	109,635	2004	6/1/2012	300
Yuma	AZ	—	276,672	1,088,428	—	—	276,672	1,088,428	1,365,100	234,012	2013	8/22/2013	300
Yuma	AZ	—	418,158	1,188,024	—	—	418,158	1,188,024	1,606,182	227,705	2013	3/14/2014	300
Akron	CO	—	318,751	1,035,939	—	—	318,751	1,035,939	1,354,690	246,899	2012	1/22/2013	300
Aurora	CO	—	495,814	1,236,286	—	—	495,814	1,236,286	1,732,100	51,512	2015	12/28/2017	300
Federal Heights	CO	—	561,752	1,043,254	—	—	561,752	1,043,254	1,605,006	272,985	2003	6/1/2012	300
Holyoke	CO	—	361,977	1,176,425	—	—	361,977	1,176,425	1,538,402	280,381	2012	1/22/2013	300
Keenesburg	CO	—	339,959	1,104,866	—	—	339,959	1,104,866	1,444,825	263,327	2012	1/22/2013	300
Silver Cliff	CO	—	245,520	797,939	1,950	—	245,520	799,889	1,045,409	192,125	2009	1/22/2013	300
Anthony	FL	—	259,074	1,353,588	—	—	259,074	1,353,588	1,612,662	268,462	2009	1/24/2014	300
Baldwin	FL	—	252,938	995,062	—	—	252,938	995,062	1,248,000	213,938	2012	8/22/2013	300
Bartow	FL	—	476,372	884,692	—	—	476,372	884,692	1,361,064	213,800	2012	12/14/2012	300
Bradenton	FL	—	255,520	739,091	573	—	255,520	739,664	995,184	107,146	2008	10/9/2015	267
Brandon	FL	—	605,652	1,124,782	—	—	605,652	1,124,782	1,730,434	271,822	2012	12/14/2012	300
Cape Coral	FL	—	310,235	1,220,465	—	—	310,235	1,220,465	1,530,700	262,400	2012	8/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Cape Coral	FL	—	299,371	1,177,729	—	—	299,371	1,177,729	1,477,100	253,212	2012	8/22/2013	300
Casselberry	FL	—	314,673	1,237,927	—	—	314,673	1,237,927	1,552,600	266,154	2013	8/22/2013	300
Century	FL	—	215,484	847,716	—	—	215,484	847,716	1,063,200	182,259	2012	8/22/2013	300
Citrus Springs	FL	—	210,810	1,101,421	—	—	210,810	1,101,421	1,312,231	218,448	2009	1/24/2014	300
Cottondale	FL	—	458,337	851,196	—	—	458,337	851,196	1,309,533	205,706	2011	12/14/2012	300
Cross City	FL	—	308,087	1,609,668	—	—	308,087	1,609,668	1,917,755	319,251	2010	1/24/2014	300
Crystal River	FL	—	432,782	803,739	—	—	432,782	803,739	1,236,521	194,237	2012	12/14/2012	300
Daytona Beach	FL	—	315,423	1,240,877	—	—	315,423	1,240,877	1,556,300	266,789	2013	8/22/2013	300
Debary	FL	—	257,762	1,014,038	—	—	257,762	1,014,038	1,271,800	218,018	2013	8/22/2013	300
DeFuniak Springs	FL	—	282,063	1,109,637	—	—	282,063	1,109,637	1,391,700	238,572	2012	8/22/2013	300
Deland	FL	—	471,921	1,168,367	—	—	471,921	1,168,367	1,640,288	231,726	2009	1/24/2014	300
Destin	FL	—	420,175	2,195,293	—	—	420,175	2,195,293	2,615,468	435,400	2013	1/24/2014	300
Dover	FL	—	432,677	1,071,208	—	—	432,677	1,071,208	1,503,885	212,456	2009	1/24/2014	300
Dundee	FL	—	250,810	986,690	—	—	250,810	986,690	1,237,500	212,138	2012	8/22/2013	300
Dunedin	FL	—	353,830	1,391,970	—	—	353,830	1,391,970	1,745,800	299,274	2012	8/22/2013	300
Edgewater	FL	—	579,101	1,433,719	—	—	579,101	1,433,719	2,012,820	284,354	2010	1/24/2014	300
Eustis	FL	—	572,540	1,417,475	—	—	572,540	1,417,475	1,990,015	281,133	2012	1/24/2014	300
Fanning Springs	FL	—	440,000	1,647,482	—	—	440,000	1,647,482	2,087,482	326,751	2010	1/24/2014	300
Fern Park	FL	—	663,492	1,232,199	—	—	663,492	1,232,199	1,895,691	297,781	2012	12/14/2012	300
Florahome	FL	—	197,567	1,316,563	—	—	197,567	1,316,563	1,514,130	261,118	2010	1/24/2014	300
Floral City	FL	—	259,079	1,019,221	—	—	259,079	1,019,221	1,278,300	219,132	2013	8/22/2013	300
Fort Meade	FL	—	261,728	1,367,452	—	—	261,728	1,367,452	1,629,180	271,211	2010	1/24/2014	300
Fort Myers	FL	—	352,006	1,384,794	—	—	352,006	1,384,794	1,736,800	297,731	2012	8/22/2013	300
Fort Myers	FL	—	313,964	1,235,136	—	—	313,964	1,235,136	1,549,100	265,554	2012	8/22/2013	300
Fort Myers	FL	—	282,549	1,111,551	—	—	282,549	1,111,551	1,394,100	238,983	2012	8/22/2013	300
Ft White	FL	—	200,000	947,109	70,791	—	200,000	1,017,900	1,217,900	195,250	2001	1/15/2014	295
Ft. Walton Beach	FL	—	294,345	1,157,955	—	—	294,345	1,157,955	1,452,300	248,960	2012	8/22/2013	300
Ft. White	FL	—	204,195	803,305	—	—	204,195	803,305	1,007,500	172,711	2012	8/22/2013	300
Gainesville	FL	—	491,957	913,635	—	—	491,957	913,635	1,405,592	220,795	2012	12/14/2012	300
Gainesville	FL	—	578,261	1,431,639	—	—	578,261	1,431,639	2,009,900	283,942	2010	1/24/2014	300
Gainesville	FL	—	868,725	1,621,793	—	—	868,725	1,621,793	2,490,518	321,656	2011	1/24/2014	300
Greensboro	FL	—	185,185	1,234,053	—	—	185,185	1,234,053	1,419,238	244,754	2010	1/24/2014	300
Groveland	FL	—	101,782	189,258	—	—	101,782	189,258	291,040	149,826	1957	3/31/1999	300
Groveland	FL	—	730,550	1,363,839	—	—	730,550	1,363,839	2,094,389	270,495	2010	1/24/2014	300
Hilliard	FL	—	461,328	1,499,315	—	—	461,328	1,499,315	1,960,643	357,337	2010	1/22/2013	300
Holiday	FL	—	287,353	1,130,447	—	—	287,353	1,130,447	1,417,800	243,046	2012	8/22/2013	300
Holiday	FL	—	296,473	1,166,327	—	—	296,473	1,166,327	1,462,800	250,760	2012	8/22/2013	300
Homosassa	FL	—	331,697	1,733,022	—	—	331,697	1,733,022	2,064,719	343,716	2012	1/24/2014	300
Hudson	FL	—	485,785	902,173	—	—	485,785	902,173	1,387,958	218,025	2012	12/14/2012	300
Hudson	FL	—	917,578	1,712,997	—	—	917,578	1,712,997	2,630,575	339,744	2011	1/24/2014	300
Immokalee	FL	—	659,438	1,224,671	—	—	659,438	1,224,671	1,884,109	320,456	2008	6/1/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Inglis	FL	—	221,544	871,556	—	—	221,544	871,556	1,093,100	187,385	2012	8/22/2013	300
Inglis	FL	—	231,860	1,545,090	—	—	231,860	1,545,090	1,776,950	306,443	2011	1/24/2014	300
Jacksonville	FL	—	479,745	890,954	—	—	479,745	890,954	1,370,699	233,133	2005	6/1/2012	300
Jacksonville	FL	—	635,245	1,179,740	—	—	635,245	1,179,740	1,814,985	285,104	2009	12/14/2012	300
Jacksonville	FL	—	577,368	1,072,255	—	—	577,368	1,072,255	1,649,623	259,128	2010	12/14/2012	300
Jacksonville	FL	—	774,832	1,438,974	—	—	774,832	1,438,974	2,213,806	347,752	2008	12/14/2012	300
Jacksonville	FL	—	580,539	1,078,144	—	—	580,539	1,078,144	1,658,683	260,551	2011	12/14/2012	300
Jacksonville	FL	—	484,992	1,576,223	—	—	484,992	1,576,223	2,061,215	375,666	2009	1/22/2013	300
Jacksonville	FL	—	284,535	1,119,365	—	—	284,535	1,119,365	1,403,900	240,663	2012	8/22/2013	300
Jacksonville	FL	—	316,457	1,244,943	—	—	316,457	1,244,943	1,561,400	267,663	2013	8/22/2013	300
Jacksonville	FL	—	717,739	1,181,877	—	—	717,739	1,181,877	1,899,616	171,061	2008	10/9/2015	266
Jacksonville	FL	—	501,314	806,878	—	—	501,314	806,878	1,308,192	119,941	2014	10/9/2015	259
Jasper	FL	—	397,823	738,814	—	—	397,823	738,814	1,136,637	178,547	1985	12/14/2012	300
Kissimmee	FL	—	283,238	1,114,262	—	—	283,238	1,114,262	1,397,500	239,566	2012	8/22/2013	300
Kissimmee	FL	—	444,433	1,268,502	—	—	444,433	1,268,502	1,712,935	221,988	2014	8/15/2014	300
Lake City	FL	—	262,680	1,372,428	—	—	262,680	1,372,428	1,635,108	272,198	2009	1/24/2014	300
Lake City	FL	—	275,994	1,441,991	—	—	275,994	1,441,991	1,717,985	285,995	2009	1/24/2014	300
Lakeland	FL	—	342,755	636,546	—	—	342,755	636,546	979,301	166,563	2004	6/1/2012	300
Lakeland	FL	—	455,575	846,067	—	—	455,575	846,067	1,301,642	204,466	2007	12/14/2012	300
Lakeland	FL	—	249,452	981,348	—	—	249,452	981,348	1,230,800	210,990	2011	8/22/2013	300
Largo	FL	—	567,646	1,054,201	—	—	567,646	1,054,201	1,621,847	254,765	2011	12/14/2012	300
Laurel Hill	FL	—	330,715	1,074,825	—	—	330,715	1,074,825	1,405,540	256,167	2010	1/22/2013	300
Lawtey	FL	—	186,088	1,240,070	—	—	186,088	1,240,070	1,426,158	245,947	2009	1/24/2014	300
Lehigh Acres	FL	—	560,116	1,040,215	—	—	560,116	1,040,215	1,600,331	251,385	2012	12/14/2012	300
Lehigh Acres	FL	—	391,588	1,540,512	—	—	391,588	1,540,512	1,932,100	331,210	2012	8/22/2013	300
Masaryktown	FL	—	290,081	1,141,181	—	—	290,081	1,141,181	1,431,262	252,962	2013	6/10/2013	300
Mascotte	FL	—	279,063	1,097,837	375	—	279,063	1,098,212	1,377,275	236,061	2012	8/22/2013	300
Miami	FL	—	648,087	1,203,591	—	—	648,087	1,203,591	1,851,678	290,868	2010	12/14/2012	300
Micco	FL	—	276,043	1,085,957	—	—	276,043	1,085,957	1,362,000	233,481	2012	8/22/2013	300
Milton	FL	—	150,059	784,013	—	—	150,059	784,013	934,072	155,496	2007	1/24/2014	300
Milton	FL	—	660,000	1,295,281	—	—	660,000	1,295,281	1,955,281	256,897	2012	1/24/2014	300
Monticello	FL	—	335,167	1,751,150	—	—	335,167	1,751,150	2,086,317	347,311	2011	1/24/2014	300
Ocala	FL	—	482,475	896,026	—	—	482,475	896,026	1,378,501	216,540	2011	12/14/2012	300
Ocala	FL	—	258,877	1,018,423	—	—	258,877	1,018,423	1,277,300	218,961	2012	8/22/2013	300
Ocala	FL	—	500,472	1,239,053	—	—	500,472	1,239,053	1,739,525	245,746	2011	1/24/2014	300
Ocala	FL	—	470,580	1,165,046	—	—	470,580	1,165,046	1,635,626	231,068	2009	1/24/2014	300
Ocklawaha	FL	—	261,265	1,365,037	—	—	261,265	1,365,037	1,626,302	270,732	2010	1/24/2014	300
Opa Locka	FL	—	665,870	1,236,615	—	—	665,870	1,236,615	1,902,485	323,581	2006	6/1/2012	300
Orlando	FL	—	351,337	1,382,163	—	—	351,337	1,382,163	1,733,500	297,165	2013	8/22/2013	300
Orlando	FL	—	401,945	1,560,171	—	—	401,945	1,560,171	1,962,116	221,024	2012	8/22/2013	300
Pace	FL	—	322,488	798,404	—	—	322,488	798,404	1,120,892	158,350	2007	1/24/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Palatka	FL	—	311,775	1,226,525	—	—	311,775	1,226,525	1,538,300	263,703	2012	8/22/2013	300
Palm Bay	FL	—	290,940	1,144,560	—	—	290,940	1,144,560	1,435,500	246,080	2012	8/22/2013	300
Panama City	FL	—	468,060	869,253	—	—	468,060	869,253	1,337,313	210,070	1985	12/14/2012	300
Panama City	FL	—	462,383	1,144,753	—	—	462,383	1,144,753	1,607,136	227,043	2010	1/24/2014	300
Panama City	FL	—	486,671	1,204,883	—	—	486,671	1,204,883	1,691,554	238,969	2012	1/24/2014	300
Pensacola	FL	—	324,665	1,166,541	—	—	324,665	1,166,541	1,491,206	163,912	1999	10/9/2015	274
Perry	FL	—	244,021	959,979	—	—	244,021	959,979	1,204,000	206,396	2012	8/22/2013	300
Perry	FL	—	213,916	1,117,652	—	—	213,916	1,117,652	1,331,568	221,668	2010	1/24/2014	300
Pinellas Park	FL	—	324,807	1,277,793	—	—	324,807	1,277,793	1,602,600	274,726	2012	8/22/2013	300
Port St Joe	FL	—	950,000	2,678,477	—	—	950,000	2,678,477	3,628,477	531,231	2011	1/31/2014	300
Punta Gorda	FL	—	544,349	1,347,680	—	—	544,349	1,347,680	1,892,029	267,290	2010	1/24/2014	300
Riverview	FL	—	318,240	1,251,960	—	—	318,240	1,251,960	1,570,200	269,171	2013	8/22/2013	300
Riviera Beach	FL	—	395,095	1,554,305	—	—	395,095	1,554,305	1,949,400	334,176	2012	8/22/2013	300
Rockledge	FL	—	246,149	968,351	—	—	246,149	968,351	1,214,500	208,196	2012	8/22/2013	300
Saint Cloud	FL	—	403,749	1,588,351	—	—	403,749	1,588,351	1,992,100	341,495	2012	8/22/2013	300
San Antonio	FL	—	258,167	1,015,633	—	—	258,167	1,015,633	1,273,800	218,361	2012	8/22/2013	300
San Mateo	FL	—	455,279	1,479,656	—	—	455,279	1,479,656	1,934,935	352,651	2010	1/22/2013	300
Santa Rosa Beach	FL	—	316,256	1,652,348	—	—	316,256	1,652,348	1,968,604	327,716	2012	1/24/2014	300
Seminole	FL	—	541,317	1,005,304	—	—	541,317	1,005,304	1,546,621	242,948	2011	12/14/2012	300
Sneads	FL	—	222,497	875,303	—	—	222,497	875,303	1,097,800	188,190	2011	8/22/2013	300
Sorrento	FL	—	253,303	996,497	—	—	253,303	996,497	1,249,800	214,247	2013	8/22/2013	300
South Daytona	FL	—	652,903	1,212,534	—	—	652,903	1,212,534	1,865,437	293,029	2012	12/14/2012	300
Spring Hill	FL	—	315,224	1,286,099	—	—	315,224	1,286,099	1,601,323	289,372	2013	5/23/2013	300
Spring Hill	FL	—	314,531	1,237,369	—	—	314,531	1,237,369	1,551,900	266,034	2013	8/22/2013	300
Tampa	FL	—	559,416	1,038,915	—	—	559,416	1,038,915	1,598,331	271,849	2003	6/1/2012	300
Tampa	FL	—	552,447	1,025,973	—	—	552,447	1,025,973	1,578,420	268,463	2005	6/1/2012	300
Tampa	FL	—	549,314	1,020,154	—	—	549,314	1,020,154	1,569,468	246,537	2012	12/14/2012	300
Tampa	FL	—	611,153	1,134,998	—	—	611,153	1,134,998	1,746,151	274,291	2012	12/14/2012	300
Tampa	FL	—	634,199	1,177,799	—	—	634,199	1,177,799	1,811,998	284,635	2009	12/14/2012	300
Tampa	FL	—	378,121	1,228,892	12,109	—	378,121	1,241,001	1,619,122	295,879	2003	1/22/2013	299
Tavares	FL	—	534,612	1,323,575	—	—	534,612	1,323,575	1,858,187	262,509	2013	1/24/2014	300
Temple Terrace	FL	—	666,400	1,237,599	—	—	666,400	1,237,599	1,903,999	323,838	2010	6/1/2012	300
Waldo	FL	—	150,203	1,000,934	—	—	150,203	1,000,934	1,151,137	198,519	2011	1/24/2014	300
Webster	FL	—	244,703	962,663	22,582	—	244,703	985,245	1,229,948	211,614	2008	8/2/2013	296
Weirsdale	FL	—	440,625	1,090,885	—	—	440,625	1,090,885	1,531,510	216,359	2009	1/24/2014	300
Wildwood	FL	—	553,758	1,370,976	—	—	553,758	1,370,976	1,924,734	271,910	2010	1/24/2014	300
Winter Haven	FL	—	441,079	819,148	—	—	441,079	819,148	1,260,227	214,344	2004	6/1/2012	300
Winter Haven	FL	—	437,109	811,775	—	—	437,109	811,775	1,248,884	196,179	2012	12/14/2012	300
Winter Springs	FL	—	336,947	1,325,553	—	—	336,947	1,325,553	1,662,500	284,994	2012	8/22/2013	300
Yulee	FL	—	331,698	1,304,902	—	—	331,698	1,304,902	1,636,600	280,554	2012	8/22/2013	300
Zephyrhills	FL	—	304,398	1,197,502	—	—	304,398	1,197,502	1,501,900	257,463	2012	8/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Zolfo Springs	FL	—	420,000	1,144,259	—	—	420,000	1,144,259	1,564,259	226,945	2009	1/24/2014	300
Athens	GA	—	396,815	982,422	—	—	396,815	982,422	1,379,237	194,847	2012	1/24/2014	300
Athens	GA	—	352,579	879,136	—	—	352,579	879,136	1,231,715	42,492	2012	10/18/2017	300
Atlanta	GA	—	368,101	1,045,807	—	—	368,101	1,045,807	1,413,908	210,904	2013	12/4/2013	300
Atlanta	GA	—	386,653	1,098,516	—	—	386,653	1,098,516	1,485,169	210,549	2013	3/28/2014	300
Atlanta	GA	—	477,551	1,363,030	—	—	477,551	1,363,030	1,840,581	238,530	2014	8/1/2014	300
Auburn	GA	—	234,333	921,867	—	—	234,333	921,867	1,156,200	198,201	2012	8/22/2013	300
Augusta	GA	—	572,784	1,063,741	—	—	572,784	1,063,741	1,636,525	278,346	2004	6/1/2012	300
Augusta	GA	—	396,046	735,513	—	—	396,046	735,513	1,131,559	177,749	2011	12/14/2012	300
Augusta	GA	—	244,244	960,856	—	—	244,244	960,856	1,205,100	206,584	2012	8/22/2013	300
Augusta	GA	—	240,656	946,744	—	—	240,656	946,744	1,187,400	203,550	2012	8/22/2013	300
Bogart	GA	—	341,583	970,468	—	—	341,583	970,468	1,312,051	195,711	2013	12/4/2013	300
Brooklet	GA	—	189,211	988,573	—	—	189,211	988,573	1,177,784	196,067	2009	1/24/2014	300
Brunswick	GA	—	525,784	976,455	—	—	525,784	976,455	1,502,239	235,977	1982	12/14/2012	300
Brunswick	GA	—	374,722	695,913	—	—	374,722	695,913	1,070,635	168,179	2012	12/14/2012	300
Carrollton	GA	—	184,110	724,290	—	—	184,110	724,290	908,400	155,722	2000	8/22/2013	300
Carrollton	GA	—	266,882	1,049,918	—	—	266,882	1,049,918	1,316,800	225,732	2012	8/22/2013	300
Collins	GA	—	120,219	876,179	—	—	120,219	876,179	996,398	173,776	2010	1/31/2014	300
Conyers	GA	—	737,753	1,370,114	—	—	737,753	1,370,114	2,107,867	358,513	2007	6/1/2012	300
Dalton	GA	—	401,120	748,837	—	—	401,120	748,837	1,149,957	148,519	2009	1/24/2014	300
Dawson	GA	—	413,732	768,359	—	—	413,732	768,359	1,182,091	185,687	1987	12/14/2012	300
Dewy Rose	GA	—	190,003	747,472	—	—	190,003	747,472	937,475	160,706	2013	8/20/2013	300
Dexter	GA	—	58,236	424,437	22,815	—	58,236	447,252	505,488	99,471	2003	12/20/2013	292
Dublin	GA	—	208,680	1,008,938	—	—	208,680	1,008,938	1,217,618	200,106	2010	1/31/2014	300
Elberton	GA	—	194,222	764,071	—	—	194,222	764,071	958,293	164,275	2013	8/20/2013	300
Forest Park	GA	—	288,001	1,132,999	—	—	288,001	1,132,999	1,421,000	243,595	2013	8/22/2013	300
Glennville	GA	—	245,706	966,610	—	—	245,706	966,610	1,212,316	211,043	2013	7/3/2013	300
Gordon	GA	—	179,124	704,676	—	—	179,124	704,676	883,800	151,505	2012	8/22/2013	300
Greenville	GA	—	170,000	880,648	—	—	170,000	880,648	1,050,648	174,662	2009	1/24/2014	300
Hartwell	GA	—	222,699	876,101	—	—	222,699	876,101	1,098,800	188,362	2012	8/22/2013	300
Hoschton	GA	—	312,038	1,227,562	—	—	312,038	1,227,562	1,539,600	263,926	2013	8/22/2013	300
Irwinton	GA	—	331,310	1,076,757	—	—	331,310	1,076,757	1,408,067	256,627	2011	1/22/2013	300
Jonesboro	GA	—	316,862	1,246,538	—	—	316,862	1,246,538	1,563,400	268,006	2012	8/22/2013	300
LaGrange	GA	—	270,000	831,559	—	—	270,000	831,559	1,101,559	164,926	2010	1/31/2014	300
Lilburn	GA	—	323,652	1,273,248	—	—	323,652	1,273,248	1,596,900	273,748	2012	8/22/2013	300
Ludowici	GA	—	344,543	1,119,765	12,235	—	344,543	1,132,000	1,476,543	276,537	2012	1/22/2013	299
Macon	GA	—	245,825	967,075	—	—	245,825	967,075	1,212,900	207,921	2013	8/22/2013	300
Marietta	GA	—	289,116	1,137,384	—	—	289,116	1,137,384	1,426,500	244,538	2012	8/22/2013	300
Midway	GA	—	243,028	956,072	—	—	243,028	956,072	1,199,100	205,556	2012	8/22/2013	300
Milledgeville	GA	—	245,290	696,890	—	—	245,290	696,890	942,180	138,217	2010	1/31/2014	300
Monticello	GA	—	146,301	1,066,274	—	—	146,301	1,066,274	1,212,575	204,369	2013	3/28/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Nicholls	GA	—	198,723	781,777	—	—	198,723	781,777	980,500	168,082	2012	8/22/2013	300
Pooler	GA	—	279,935	1,101,265	—	—	279,935	1,101,265	1,381,200	236,772	2012	8/22/2013	300
Powder Springs	GA	—	290,373	1,142,327	—	—	290,373	1,142,327	1,432,700	245,600	2013	8/22/2013	300
Resaca	GA	—	600,000	2,830,403	—	—	600,000	2,830,403	3,430,403	561,363	2012	1/31/2014	300
Richmond Hill	GA	—	297,203	1,169,197	—	—	297,203	1,169,197	1,466,400	251,377	2012	8/22/2013	300
Savannah	GA	—	450,992	1,774,208	—	—	450,992	1,774,208	2,225,200	381,455	2012	8/22/2013	300
Screven	GA	—	198,288	780,067	—	—	198,288	780,067	978,355	167,714	2013	8/8/2013	300
Stockbridge	GA	—	348,721	863,351	—	—	348,721	863,351	1,212,072	171,231	2009	1/24/2014	300
Talbotton	GA	—	128,449	855,969	—	—	128,449	855,969	984,418	169,767	2009	1/24/2014	300
Thomasville	GA	—	407,954	757,629	—	—	407,954	757,629	1,165,583	183,094	2012	12/14/2012	300
Tifton	GA	—	202,011	824,197	—	—	202,011	824,197	1,026,208	185,444	2013	5/23/2013	300
Uvalda	GA	—	187,576	737,924	—	—	187,576	737,924	925,500	158,654	2013	8/22/2013	300
Vienna	GA	—	340,000	2,529,310	—	—	340,000	2,529,310	2,869,310	501,646	2012	1/31/2014	300
Warrenton	GA	—	298,668	554,669	—	—	298,668	554,669	853,337	134,045	2000	12/14/2012	300
Waycross	GA	—	417,843	775,994	—	—	417,843	775,994	1,193,837	187,532	2012	12/14/2012	300
Waynesville	GA	—	132,112	880,378	—	—	132,112	880,378	1,012,490	174,608	2009	1/24/2014	300
Whigham	GA	—	123,430	822,527	—	—	123,430	822,527	945,957	163,134	2009	1/24/2014	300
Wrightsville	GA	—	274,254	509,328	—	—	274,254	509,328	783,582	123,088	1985	12/14/2012	300
Wrightsville	GA	—	166,239	868,552	—	—	166,239	868,552	1,034,791	172,263	2010	1/24/2014	300
Des Moines	IA	—	455,336	845,625	—	—	455,336	845,625	1,300,961	221,272	2003	6/1/2012	300
Des Moines	IA	—	214,167	842,533	—	—	214,167	842,533	1,056,700	181,145	2003	8/22/2013	300
Mason City	IA	—	242,135	449,678	—	—	242,135	449,678	691,813	117,666	2005	6/1/2012	300
Montrose	IA	—	307,533	999,483	—	—	307,533	999,483	1,307,016	238,210	2011	1/22/2013	300
Waterloo	IA	—	366,422	1,190,872	—	—	366,422	1,190,872	1,557,294	283,824	2011	1/22/2013	300
Calumet City	IL	—	561,828	1,043,394	—	—	561,828	1,043,394	1,605,222	273,021	2003	6/1/2012	300
Catlin	IL	—	373,096	1,212,561	—	—	373,096	1,212,561	1,585,657	288,994	2011	1/22/2013	300
Cerro Gordo	IL	—	312,718	1,016,334	—	—	312,718	1,016,334	1,329,052	242,226	2011	1/22/2013	300
Columbia	IL	—	383,895	1,247,660	—	—	383,895	1,247,660	1,631,555	297,359	2011	1/22/2013	300
Dwight	IL	—	355,224	659,701	—	—	355,224	659,701	1,014,925	159,428	2000	12/14/2012	300
East Saint Louis	IL	—	564,367	1,048,111	—	—	564,367	1,048,111	1,612,478	253,293	1989	12/14/2012	300
Farina	IL	—	161,831	1,078,428	—	—	161,831	1,078,428	1,240,259	213,888	2009	1/24/2014	300
Galesburg	IL	—	325,959	605,353	—	—	325,959	605,353	931,312	158,401	2002	6/1/2012	300
Gillespie	IL	—	346,508	1,126,153	—	—	346,508	1,126,153	1,472,661	268,400	2011	1/22/2013	300
Goreville	IL	—	175,538	690,566	—	—	175,538	690,566	866,104	146,170	2013	9/13/2013	300
Harvey	IL	—	356,530	662,127	—	—	356,530	662,127	1,018,657	160,014	1988	12/14/2012	300
Joliet	IL	—	396,961	737,212	—	—	396,961	737,212	1,134,173	178,160	2006	12/14/2012	300
La Salle	IL	—	457,726	1,487,609	—	—	457,726	1,487,609	1,945,335	354,547	2012	1/22/2013	300
Marseilles	IL	—	364,551	1,184,791	—	—	364,551	1,184,791	1,549,342	282,375	2010	1/22/2013	300
Metropolis	IL	—	522,911	971,120	—	—	522,911	971,120	1,494,031	234,687	1988	12/14/2012	300
Mount Zion	IL	—	344,938	1,121,050	1,723	—	344,938	1,122,773	1,467,711	268,242	2010	1/22/2013	300
Peoria	IL	—	378,198	702,367	—	—	378,198	702,367	1,080,565	183,786	2003	6/1/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Quincy	IL	—	351,325	869,798	—	—	351,325	869,798	1,221,123	172,510	2009	1/24/2014	300
Virden	IL	—	546,679	1,015,261	—	—	546,679	1,015,261	1,561,940	245,355	1987	12/14/2012	300
Anderson	IN	—	634,963	1,179,216	—	—	634,963	1,179,216	1,814,179	284,977	1988	12/14/2012	300
Anderson	IN	—	335,312	830,155	—	—	335,312	830,155	1,165,467	164,647	2008	1/24/2014	300
Indianapolis	IN	—	454,789	844,607	—	—	454,789	844,607	1,299,396	221,006	2000	6/1/2012	300
Muncie	IN	—	347,731	860,902	—	—	347,731	860,902	1,208,633	170,745	2009	1/24/2014	300
Muncie	IN	—	327,861	811,707	—	—	327,861	811,707	1,139,568	160,989	2008	1/24/2014	300
New Albany	IN	—	437,343	812,209	—	—	437,343	812,209	1,249,552	196,284	1986	12/14/2012	300
New Carlisle	IN	—	210,347	1,099,005	—	—	210,347	1,099,005	1,309,352	217,969	2010	1/24/2014	300
Oxford	IN	—	60,000	940,000	—	—	60,000	940,000	1,000,000	186,433	2010	1/24/2014	300
Parker City	IN	—	266,530	494,983	—	—	266,530	494,983	761,513	129,521	2006	6/1/2012	300
Rockport	IN	—	203,782	378,451	—	—	203,782	378,451	582,233	91,459	2000	12/14/2012	300
South Bend	IN	—	507,845	943,140	—	—	507,845	943,140	1,450,985	227,926	1987	12/14/2012	300
Arma	KS	—	170,875	793,860	—	—	170,875	793,860	964,735	202,434	2010	8/30/2012	300
Basehor	KS	—	171,627	872,548	—	—	171,627	872,548	1,044,175	222,500	2010	8/30/2012	300
Burlington	KS	—	173,930	806,439	—	—	173,930	806,439	980,369	205,642	2010	8/30/2012	300
Cheney	KS	—	161,300	770,354	—	—	161,300	770,354	931,654	196,440	2010	8/30/2012	300
Cherryvale	KS	—	90,248	811,836	—	—	90,248	811,836	902,084	207,018	2010	8/30/2012	300
Coffeyville	KS	—	519,254	964,328	—	—	519,254	964,328	1,483,582	233,046	1988	12/14/2012	300
Edwardsville	KS	—	161,785	906,004	—	—	161,785	906,004	1,067,789	231,031	2010	8/30/2012	300
Elkhart	KS	—	119,882	848,233	—	—	119,882	848,233	968,115	216,299	2010	8/30/2012	300
Elwood	KS	—	273,826	677,929	—	—	273,826	677,929	951,755	134,456	2009	1/24/2014	300
Fort Scott	KS	—	486,062	752,183	—	—	486,062	752,183	1,238,245	186,792	2011	10/31/2012	300
Fredonia	KS	—	412,134	637,779	—	—	412,134	637,779	1,049,913	158,382	2010	10/31/2012	300
Galena	KS	—	419,578	649,300	—	—	419,578	649,300	1,068,878	161,243	2011	10/31/2012	300
Girard	KS	—	129,389	862,237	—	—	129,389	862,237	991,626	171,010	2008	1/24/2014	300
Great Bend	KS	—	190,000	886,627	—	—	190,000	886,627	1,076,627	107,873	2014	12/15/2015	300
Herington	KS	—	200,000	1,101,329	—	—	200,000	1,101,329	1,301,329	133,995	2014	12/15/2015	300
Horton	KS	—	101,571	844,142	—	—	101,571	844,142	945,713	215,256	2010	8/30/2012	300
Hoxie	KS	—	393,962	609,658	—	—	393,962	609,658	1,003,620	151,398	2011	10/31/2012	300
Independence	KS	—	370,000	671,122	—	—	370,000	671,122	1,041,122	166,662	2011	10/31/2012	300
Kansas City	KS	—	577,037	1,071,640	—	—	577,037	1,071,640	1,648,677	280,412	2004	6/1/2012	300
Kansas City	KS	—	140,147	922,934	—	—	140,147	922,934	1,063,081	235,348	2011	8/30/2012	300
Kansas City	KS	—	147,689	581,011	—	—	147,689	581,011	728,700	124,917	2003	8/22/2013	300
Kinsley	KS	—	130,454	741,227	—	—	130,454	741,227	871,681	16,060	2015	6/28/2018	300
Lawrence	KS	—	236,948	965,247	—	—	236,948	965,247	1,202,195	246,138	2010	8/30/2012	300
Leavenworth	KS	—	430,140	665,644	—	—	430,140	665,644	1,095,784	165,302	2011	10/31/2012	300
Liberal	KS	—	394,833	611,006	—	—	394,833	611,006	1,005,839	151,733	2011	10/31/2012	300
Lyndon	KS	—	100,642	822,510	—	—	100,642	822,510	923,152	209,740	2010	8/30/2012	300
Neodesha	KS	—	124,388	867,203	—	—	124,388	867,203	991,591	221,137	2010	8/30/2012	300
Newton	KS	—	110,986	873,540	—	—	110,986	873,540	984,526	222,753	2010	8/30/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Norton	KS	—	142,749,000	951,265,000	—	—	142,749,000	951,265,000	1,094,014,000	188,668,000	2010	1/24/2014	300
Oskaloosa	KS	—	152,298,000	1,014,896,000	—	—	152,298,000	1,014,896,000	1,167,194,000	201,288,000	2009	1/24/2014	300
Phillipsburg	KS	—	146,172,000	974,073,000	—	—	146,172,000	974,073,000	1,120,245,000	193,191,000	2010	1/24/2014	300
Salina	KS	—	194,508,000	889,894,000	—	—	194,508,000	889,894,000	1,084,402,000	226,923,000	2010	8/30/2012	300
Topeka	KS	—	395,822,000	612,536,000	—	—	395,822,000	612,536,000	1,008,358,000	152,113,000	2011	10/31/2012	300
Wakeeney	KS	—	124,960,000	832,723,000	—	—	124,960,000	832,723,000	957,683,000	165,157,000	2008	1/24/2014	300
Washington	KS	—	81,586,000	828,885,000	—	—	81,586,000	828,885,000	910,471,000	211,366,000	2010	8/30/2012	300
Wichita	KS	—	533,216,000	825,154,000	—	—	533,216,000	825,154,000	1,358,370,000	204,913,000	2011	10/31/2012	300
Wichita	KS	—	530,000,000	901,373,000	—	—	530,000,000	901,373,000	1,431,373,000	223,841,000	2011	10/31/2012	300
Wichita	KS	—	625,585,000	968,095,000	—	—	625,585,000	968,095,000	1,593,680,000	240,410,000	2011	10/31/2012	300
Wichita	KS	—	541,521,000	838,007,000	—	—	541,521,000	838,007,000	1,379,528,000	208,105,000	2011	10/31/2012	300
Wichita	KS	—	498,745,000	771,810,000	—	—	498,745,000	771,810,000	1,270,555,000	191,666,000	2011	10/31/2012	300
Benton	KY	—	132,553,000	883,318,000	—	—	132,553,000	883,318,000	1,015,871,000	175,191,000	2009	1/24/2014	300
Bronston	KY	—	297,256,000	966,082,000	—	—	297,256,000	966,082,000	1,263,338,000	230,249,000	2010	1/22/2013	300
Corydon	KY	—	161,985,000	766,073,000	—	—	161,985,000	766,073,000	928,058,000	151,938,000	2009	1/24/2014	300
Dayton	KY	—	141,508,000	508,446,000	—	—	141,508,000	508,446,000	649,954,000	71,442,000	1993	10/9/2015	274
Dorton	KY	—	283,556,000	921,558,000	—	—	283,556,000	921,558,000	1,205,114,000	219,638,000	2010	1/22/2013	300
Fordsville	KY	—	130,000,000	785,971,000	—	—	130,000,000	785,971,000	915,971,000	155,884,000	2009	1/24/2014	300
Ledbetter	KY	—	100,000,000	771,540,000	—	—	100,000,000	771,540,000	871,540,000	153,022,000	2009	1/24/2014	300
Louisville	KY	—	499,759,000	928,124,000	—	—	499,759,000	928,124,000	1,427,883,000	224,297,000	2012	12/14/2012	300
Louisville	KY	—	265,221,000	1,043,379,000	—	—	265,221,000	1,043,379,000	1,308,600,000	224,327,000	2012	8/22/2013	300
Louisville	KY	—	251,195,000	988,205,000	—	—	251,195,000	988,205,000	1,239,400,000	212,464,000	2012	8/22/2013	300
Louisville	KY	—	456,605,000	1,297,257,000	—	—	456,605,000	1,297,257,000	1,753,862,000	270,262,000	2013	10/11/2013	300
Louisville	KY	—	409,904,000	1,164,574,000	—	—	409,904,000	1,164,574,000	1,574,478,000	215,446,000	2012	5/28/2014	300
Louisville	KY	—	443,889,000	1,106,813,000	—	—	443,889,000	1,106,813,000	1,550,702,000	46,117,000	2016	12/28/2017	300
Mount Vernon	KY	—	470,619,000	874,008,000	—	—	470,619,000	874,008,000	1,344,627,000	211,219,000	1987	12/14/2012	300
Paducah	KY	—	200,750,000	789,750,000	—	—	200,750,000	789,750,000	990,500,000	169,796,000	2012	8/22/2013	300
Prestonsburg	KY	—	223,906,000	1,082,554,000	—	—	223,906,000	1,082,554,000	1,306,460,000	225,532,000	2013	10/11/2013	300
Providence	KY	—	199,919,000	786,481,000	—	—	199,919,000	786,481,000	986,400,000	169,093,000	2012	8/22/2013	300
Radcliff	KY	—	280,806,000	1,104,694,000	—	—	280,806,000	1,104,694,000	1,385,500,000	237,509,000	2012	8/22/2013	300
Sacramento	KY	—	113,547,000	756,668,000	—	—	113,547,000	756,668,000	870,215,000	150,073,000	2009	1/24/2014	300
Somerset	KY	—	456,467,000	847,725,000	—	—	456,467,000	847,725,000	1,304,192,000	221,821,000	2001	6/1/2012	300
Somerset	KY	—	330,419,000	818,041,000	—	—	330,419,000	818,041,000	1,148,460,000	162,245,000	2008	1/24/2014	300
Verona	KY	—	165,991,000	939,720,000	—	—	165,991,000	939,720,000	1,105,711,000	39,155,000	2016	12/28/2017	300
Wingo	KY	—	106,789,000	711,629,000	—	—	106,789,000	711,629,000	818,418,000	141,140,000	2009	1/24/2014	300
Abbeville	LA	—	386,990,000	1,257,716,000	—	—	386,990,000	1,257,716,000	1,644,706,000	299,756,000	2011	1/22/2013	300
Bastrop	LA	—	179,126,000	935,881,000	—	—	179,126,000	935,881,000	1,115,007,000	185,616,000	2010	1/24/2014	300
Baton Rouge	LA	—	563,114,000	1,045,783,000	—	—	563,114,000	1,045,783,000	1,608,897,000	273,647,000	2002	6/1/2012	300
Baton Rouge	LA	—	433,213,000	804,539,000	—	—	433,213,000	804,539,000	1,237,752,000	194,430,000	2012	12/14/2012	300
Baton Rouge	LA	—	279,327,000	1,098,873,000	—	—	279,327,000	1,098,873,000	1,378,200,000	236,258,000	2012	8/22/2013	300
Baton Rouge	LA	—	188,485,000	535,504,000	36,332,000	—	188,485,000	571,836,000	760,321,000	118,143,000	2003	12/20/2013	289

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Baton Rouge	LA	—	342,664,000	848,357,000	—	—	342,664,000	848,357,000	1,191,021,000	168,258,000	2008	1/24/2014	300
Baton Rouge	LA	—	422,535,000	1,046,098,000	—	—	422,535,000	1,046,098,000	1,468,633,000	207,476,000	2010	1/24/2014	300
Blanchard	LA	—	177,898,000	860,109,000	125,262,000	—	177,898,000	985,371,000	1,163,269,000	195,804,000	2007	12/20/2013	289
Colfax	LA	—	148,313,000	583,465,000	—	—	148,313,000	583,465,000	731,778,000	125,445,000	2013	8/21/2013	300
Deridder	LA	—	250,446,000	985,254,000	—	—	250,446,000	985,254,000	1,235,700,000	211,830,000	2013	8/22/2013	300
Dixie Inn	LA	—	318,870,000	592,187,000	—	—	318,870,000	592,187,000	911,057,000	143,112,000	2002	12/14/2012	300
Duson	LA	—	355,640,000	1,155,831,000	—	—	355,640,000	1,155,831,000	1,511,471,000	275,473,000	2011	1/22/2013	300
Florien	LA	—	323,203,000	1,050,409,000	—	—	323,203,000	1,050,409,000	1,373,612,000	250,347,000	2011	1/22/2013	300
Franklinton	LA	—	150,109,000	1,000,309,000	—	—	150,109,000	1,000,309,000	1,150,418,000	198,395,000	2010	1/24/2014	300
Geismar	LA	—	489,660,000	909,368,000	—	—	489,660,000	909,368,000	1,399,028,000	219,764,000	2011	12/14/2012	300
Gretna	LA	—	880,000,000	839,022,000	—	—	880,000,000	839,022,000	1,719,022,000	166,406,000	2010	1/24/2014	300
Hammond	LA	—	417,284,000	774,955,000	—	—	417,284,000	774,955,000	1,192,239,000	202,780,000	2003	6/1/2012	300
Lafayette	LA	—	402,767,000	1,308,994,000	—	—	402,767,000	1,308,994,000	1,711,761,000	311,977,000	2011	1/22/2013	300
Lafayette	LA	—	262,452,000	745,651,000	31,902,000	—	262,452,000	777,553,000	1,040,005,000	166,985,000	2003	12/20/2013	292
Lafitte	LA	—	259,861,000	1,228,959,000	—	—	259,861,000	1,228,959,000	1,488,820,000	243,744,000	2011	1/24/2014	300
Logansport	LA	—	494,202,000	917,805,000	—	—	494,202,000	917,805,000	1,412,007,000	221,803,000	2011	12/14/2012	300
Many	LA	—	199,395,000	1,041,784,000	—	—	199,395,000	1,041,784,000	1,241,179,000	206,621,000	2010	1/24/2014	300
Melville	LA	—	367,000,000	1,192,748,000	—	—	367,000,000	1,192,748,000	1,559,748,000	284,272,000	2011	1/22/2013	300
Minden	LA	—	339,679,000	630,832,000	—	—	339,679,000	630,832,000	970,511,000	165,068,000	2002	6/1/2012	300
Monroe	LA	—	667,232,000	1,073,926,000	—	—	667,232,000	1,073,926,000	1,741,158,000	159,638,000	1987	10/9/2015	259
Moreauville	LA	—	186,423,000	974,008,000	—	—	186,423,000	974,008,000	1,160,431,000	193,178,000	2010	1/24/2014	300
Morse	LA	—	352,771,000	1,146,506,000	—	—	352,771,000	1,146,506,000	1,499,277,000	273,251,000	2011	1/22/2013	300
Natchitoches	LA	—	250,162,000	984,138,000	—	—	250,162,000	984,138,000	1,234,300,000	211,590,000	2012	8/22/2013	300
Opelousas	LA	—	350,277,000	1,138,401,000	—	—	350,277,000	1,138,401,000	1,488,678,000	271,319,000	2011	1/22/2013	300
Opelousas	LA	—	365,368,000	1,187,446,000	—	—	365,368,000	1,187,446,000	1,552,814,000	283,008,000	2011	1/22/2013	300
Port Vincent	LA	—	398,039,000	1,293,627,000	—	—	398,039,000	1,293,627,000	1,691,666,000	308,314,000	2011	1/22/2013	300
Robeline	LA	—	329,964,000	1,072,382,000	—	—	329,964,000	1,072,382,000	1,402,346,000	255,584,000	2011	1/22/2013	300
Saint Bernard	LA	—	447,884,000	831,784,000	—	—	447,884,000	831,784,000	1,279,668,000	217,650,000	2005	6/1/2012	300
Shreveport	LA	—	605,336,000	1,124,196,000	—	—	605,336,000	1,124,196,000	1,729,532,000	294,165,000	2002	6/1/2012	300
Shreveport	LA	—	719,595,000	1,336,390,000	—	—	719,595,000	1,336,390,000	2,055,985,000	322,961,000	2002	12/14/2012	300
Sibley	LA	—	180,316,000	942,101,000	—	—	180,316,000	942,101,000	1,122,417,000	186,850,000	2009	1/24/2014	300
Tallulah	LA	—	287,313,000	473,108,000	—	—	287,313,000	473,108,000	760,421,000	68,476,000	1984	10/9/2015	266
Violet	LA	—	342,764,000	848,603,000	—	—	342,764,000	848,603,000	1,191,367,000	168,306,000	2009	1/24/2014	300
West Monroe	LA	—	362,591,000	1,178,420,000	—	—	362,591,000	1,178,420,000	1,541,011,000	280,857,000	2011	1/22/2013	300
West Monroe	LA	—	262,241,000	1,031,659,000	—	—	262,241,000	1,031,659,000	1,293,900,000	221,807,000	2012	8/22/2013	300
West Monroe	LA	—	160,000,000	755,108,000	—	—	160,000,000	755,108,000	915,108,000	149,763,000	2008	1/24/2014	300
Pittsfield	MA	—	350,000,000	1,195,114,000	—	—	350,000,000	1,195,114,000	1,545,114,000	145,406,000	2014	12/15/2015	300
Clinton	ME	—	182,737,000	1,038,299,000	—	—	182,737,000	1,038,299,000	1,221,036,000	22,497,000	2016	6/28/2018	300
Glenburn	ME	—	183,500,000	1,038,843,000	—	—	183,500,000	1,038,843,000	1,222,343,000	22,508,000	2016	6/28/2018	300
West Enfield	ME	—	183,843,000	1,044,581,000	—	—	183,843,000	1,044,581,000	1,228,424,000	22,633,000	2016	6/28/2018	300
Alanson	MI	—	314,390,000	1,021,767,000	5,337,000	—	314,390,000	1,027,104,000	1,341,494,000	244,355,000	2010	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Bangor	MI	—	513,772,000	954,149,000	—	—	513,772,000	954,149,000	1,467,921,000	249,669,000	2003	6/1/2012	300
Battle Creek	MI	—	438,869,000	815,042,000	—	—	438,869,000	815,042,000	1,253,911,000	213,269,000	2004	6/1/2012	300
Beaverton	MI	—	242,135,000	449,678,000	—	—	242,135,000	449,678,000	691,813,000	117,666,000	2000	6/1/2012	300
Brockway	MI	—	248,856,000	462,160,000	—	—	248,856,000	462,160,000	711,016,000	120,932,000	2003	6/1/2012	300
Buckley	MI	—	296,289,000	962,940,000	—	—	296,289,000	962,940,000	1,259,229,000	229,501,000	2010	1/22/2013	300
Central Lake	MI	—	158,168,000	898,700,000	—	—	158,168,000	898,700,000	1,056,868,000	10,485,000	2016	9/28/2018	300
Clinton	MI	—	326,088,000	1,059,786,000	—	—	326,088,000	1,059,786,000	1,385,874,000	252,582,000	2011	1/22/2013	300
Copemish	MI	—	292,975,000	952,167,000	—	—	292,975,000	952,167,000	1,245,142,000	226,933,000	2011	1/22/2013	300
Croswell	MI	—	387,461,000	719,571,000	—	—	387,461,000	719,571,000	1,107,032,000	188,288,000	2004	6/1/2012	300
Dearborn	MI	—	522,650,000	970,637,000	—	—	522,650,000	970,637,000	1,493,287,000	253,983,000	1955	6/1/2012	300
Detroit	MI	—	264,876,000	860,847,000	50,158,000	—	264,876,000	911,005,000	1,175,881,000	213,347,000	1978	1/22/2013	291
Dowagiac	MI	—	90,226,000	937,911,000	—	—	90,226,000	937,911,000	1,028,137,000	4,690,000	2016	11/9/2018	300
Farmington	MI	—	325,172,000	1,279,228,000	—	—	325,172,000	1,279,228,000	1,604,400,000	275,034,000	2012	8/22/2013	300
Flat Rock	MI	—	264,268,000	1,039,632,000	—	—	264,268,000	1,039,632,000	1,303,900,000	223,521,000	2013	8/22/2013	300
Flint	MI	—	510,751,000	948,537,000	—	—	510,751,000	948,537,000	1,459,288,000	248,201,000	2003	6/1/2012	300
Flushing	MI	—	65,840,000	1,063,790,000	—	—	65,840,000	1,063,790,000	1,129,630,000	12,411,000	2016	9/28/2018	300
Gladwin	MI	—	265,925,000	864,258,000	—	—	265,925,000	864,258,000	1,130,183,000	205,981,000	2011	1/22/2013	300
Grand Rapids	MI	—	526,567,000	977,911,000	—	—	526,567,000	977,911,000	1,504,478,000	236,328,000	1989	12/14/2012	300
Grand Rapids	MI	—	225,609,000	363,123,000	—	—	225,609,000	363,123,000	588,732,000	53,978,000	1939	10/9/2015	259
Jackson	MI	—	473,329,000	879,039,000	—	—	473,329,000	879,039,000	1,352,368,000	230,015,000	1935	6/1/2012	300
Jackson	MI	—	592,388,000	1,100,149,000	—	—	592,388,000	1,100,149,000	1,692,537,000	265,869,000	1937	12/14/2012	300
Kingston	MI	—	36,203,000	975,668,000	—	—	36,203,000	975,668,000	1,011,871,000	11,383,000	2016	9/28/2018	300
Lake	MI	—	81,238,000	941,459,000	—	—	81,238,000	941,459,000	1,022,697,000	17,260,000	2015	7/24/2018	300
Lake George	MI	—	99,691,000	928,032,000	—	—	99,691,000	928,032,000	1,027,723,000	17,014,000	2016	7/24/2018	300
Lansing	MI	—	111,020,000	1,047,287,000	—	—	111,020,000	1,047,287,000	1,158,307,000	12,218,000	2016	9/28/2018	300
Leroy	MI	—	159,463,000	906,056,000	—	—	159,463,000	906,056,000	1,065,519,000	16,611,000	2015	7/24/2018	300
Litchfield	MI	—	314,519,000	1,022,185,000	—	—	314,519,000	1,022,185,000	1,336,704,000	243,621,000	2011	1/22/2013	300
Mancelona	MI	—	294,344,000	956,617,000	—	—	294,344,000	956,617,000	1,250,961,000	227,994,000	2011	1/22/2013	300
Marion	MI	—	354,869,000	659,042,000	—	—	354,869,000	659,042,000	1,013,911,000	159,268,000	2005	12/14/2012	300
Martin	MI	—	163,335,000	924,685,000	—	—	163,335,000	924,685,000	1,088,020,000	10,788,000	2016	9/28/2018	300
Millington	MI	—	102,563,000	1,066,157,000	—	—	102,563,000	1,066,157,000	1,168,720,000	5,331,000	2015	11/9/2018	300
Muskegon	MI	—	318,001,000	1,033,502,000	—	—	318,001,000	1,033,502,000	1,351,503,000	246,318,000	2011	1/22/2013	300
New Baltimore	MI	—	237,040,000	932,516,000	375,000	—	237,040,000	932,891,000	1,169,931,000	206,732,000	2012	6/25/2013	300
Onaway	MI	—	510,098,000	947,326,000	—	—	510,098,000	947,326,000	1,457,424,000	228,937,000	2003	12/14/2012	300
Pinckney	MI	—	305,815,000	993,898,000	—	—	305,815,000	993,898,000	1,299,713,000	236,879,000	2011	1/22/2013	300
Pullman	MI	—	86,057,000	981,911,000	—	—	86,057,000	981,911,000	1,067,968,000	18,002,000	2015	7/24/2018	300
Reading	MI	—	27,011,000	974,211,000	—	—	27,011,000	974,211,000	1,001,222,000	17,861,000	2015	7/24/2018	300
Romulus	MI	—	578,474,000	1,074,310,000	—	—	578,474,000	1,074,310,000	1,652,784,000	281,111,000	2004	6/1/2012	300
Rothbury	MI	—	149,840,000	848,287,000	—	—	149,840,000	848,287,000	998,127,000	15,552,000	2014	7/24/2018	300
Sheridan	MI	—	307,737,000	1,000,144,000	—	—	307,737,000	1,000,144,000	1,307,881,000	238,368,000	2011	1/22/2013	300
Spring Arbor	MI	—	325,553,000	1,058,048,000	—	—	325,553,000	1,058,048,000	1,383,601,000	252,168,000	2010	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
St John's	MI	—	324,325,000	1,054,055,000	—	—	324,325,000	1,054,055,000	1,378,380,000	251,217,000	2011	1/22/2013	300
Tekonsha	MI	—	269,258,000	875,089,000	—	—	269,258,000	875,089,000	1,144,347,000	208,563,000	2001	1/22/2013	300
Union	MI	—	146,104,000	827,136,000	—	—	146,104,000	827,136,000	973,240,000	9,650,000	2016	9/28/2018	300
Weidman	MI	—	161,027,000	911,621,000	—	—	161,027,000	911,621,000	1,072,648,000	16,713,000	2014	7/24/2018	300
Wellston	MI	—	270,942,000	880,562,000	—	—	270,942,000	880,562,000	1,151,504,000	209,867,000	2010	1/22/2013	300
Advance	MO	—	327,985,000	1,065,951,000	—	—	327,985,000	1,065,951,000	1,393,936,000	254,052,000	2012	1/22/2013	300
Bonne Terre	MO	—	254,437,000	826,921,000	—	—	254,437,000	826,921,000	1,081,358,000	197,083,000	2011	1/22/2013	300
Buckner	MO	—	188,702,000	985,916,000	—	—	188,702,000	985,916,000	1,174,618,000	195,540,000	2009	1/24/2014	300
Cole Camp	MO	—	296,537,000	963,746,000	—	—	296,537,000	963,746,000	1,260,283,000	229,693,000	2011	1/22/2013	300
Crocker	MO	—	139,188,000	927,532,000	—	—	139,188,000	927,532,000	1,066,720,000	183,960,000	2009	1/24/2014	300
Garden City	MO	—	139,163,000	927,369,000	—	—	139,163,000	927,369,000	1,066,532,000	183,928,000	2010	1/24/2014	300
Jackson	MO	—	396,040,000	1,287,131,000	—	—	396,040,000	1,287,131,000	1,683,171,000	306,766,000	2011	1/22/2013	300
Jackson	MO	—	201,264,000	791,776,000	8,228,000	—	201,264,000	800,004,000	1,001,268,000	169,735,000	2013	9/13/2013	297
Kansas City	MO	—	443,895,000	824,377,000	—	—	443,895,000	824,377,000	1,268,272,000	215,712,000	1987	6/1/2012	300
Kansas City	MO	—	557,439,000	1,035,244,000	—	—	557,439,000	1,035,244,000	1,592,683,000	270,889,000	2003	6/1/2012	300
Kansas City	MO	—	414,347,000	641,204,000	—	—	414,347,000	641,204,000	1,055,551,000	159,232,000	2011	10/31/2012	300
Kansas City	MO	—	277,016,000	995,336,000	—	—	277,016,000	995,336,000	1,272,352,000	139,856,000	2006	10/9/2015	274
Louisiana	MO	—	186,741,000	734,640,000	—	—	186,741,000	734,640,000	921,381,000	162,845,000	2013	6/28/2013	300
Mansfield	MO	—	152,932,000	1,019,125,000	—	—	152,932,000	1,019,125,000	1,172,057,000	202,126,000	2009	1/24/2014	300
Oronogo	MO	—	327,756,000	1,065,207,000	—	—	327,756,000	1,065,207,000	1,392,963,000	253,874,000	2011	1/22/2013	300
Queen City	MO	—	309,915,000	1,007,222,000	—	—	309,915,000	1,007,222,000	1,317,137,000	240,055,000	2011	1/22/2013	300
Richland	MO	—	137,522,000	916,435,000	—	—	137,522,000	916,435,000	1,053,957,000	181,759,000	2009	1/24/2014	300
Rolla	MO	—	340,000,000	899,367,000	—	—	340,000,000	899,367,000	1,239,367,000	178,374,000	2009	1/24/2014	300
Russellville	MO	—	122,033,000	813,218,000	—	—	122,033,000	813,218,000	935,251,000	161,288,000	2009	1/24/2014	300
Sikeston	MO	—	409,114,000	2,005,416,000	10,129,000	2,579,000	409,114,000	2,018,124,000	2,427,238,000	1,363,003,000	1999	1/24/2002	299
St. Louis	MO	—	647,256,000	1,202,046,000	—	—	647,256,000	1,202,046,000	1,849,302,000	314,535,000	2003	6/1/2012	300
Unionville	MO	—	324,616,000	1,055,004,000	—	—	324,616,000	1,055,004,000	1,379,620,000	251,443,000	2011	1/22/2013	300
Amory	MS	—	191,439,000	1,000,215,000	—	—	191,439,000	1,000,215,000	1,191,654,000	198,376,000	2011	1/24/2014	300
Belzoni	MS	—	222,063,000	873,597,000	—	—	222,063,000	873,597,000	1,095,660,000	190,735,000	2012	7/24/2013	300
Brookhaven	MS	—	198,152,000	779,533,000	—	—	198,152,000	779,533,000	977,685,000	165,001,000	2012	9/30/2013	300
Brooksville	MS	—	114,899,000	765,676,000	—	—	114,899,000	765,676,000	880,575,000	151,859,000	2008	1/24/2014	300
Canton	MS	—	960,000,000	2,510,516,000	—	—	960,000,000	2,510,516,000	3,470,516,000	497,919,000	2012	1/31/2014	300
Carriere	MS	—	170,633,000	966,000,000	—	—	170,633,000	966,000,000	1,136,633,000	11,270,000	2015	9/28/2018	300
Carriere	MS	—	168,809,000	959,157,000	—	—	168,809,000	959,157,000	1,127,966,000	11,190,000	2015	9/28/2018	300
Coldwater	MS	—	169,202,000	884,035,000	—	—	169,202,000	884,035,000	1,053,237,000	175,334,000	2010	1/24/2014	300
Crenshaw	MS	—	129,543,000	863,263,000	—	—	129,543,000	863,263,000	992,806,000	171,214,000	2010	1/24/2014	300
Durant	MS	—	259,403,000	1,020,492,000	—	—	259,403,000	1,020,492,000	1,279,895,000	226,209,000	2012	6/26/2013	300
Fayette	MS	—	120,531,000	803,210,000	—	—	120,531,000	803,210,000	923,741,000	159,303,000	2009	1/24/2014	300
Fulton	MS	—	192,188,000	1,004,128,000	—	—	192,188,000	1,004,128,000	1,196,316,000	199,152,000	2012	1/24/2014	300
Hickory Flat	MS	—	132,720,000	884,431,000	—	—	132,720,000	884,431,000	1,017,151,000	175,412,000	2010	1/24/2014	300
Horn Lake	MS	—	369,539,000	914,893,000	—	—	369,539,000	914,893,000	1,284,432,000	181,454,000	2009	1/24/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Iuka	MS	—	161,047,000	841,427,000	—	—	161,047,000	841,427,000	1,002,474,000	166,883,000	2010	1/24/2014	300
Jackson	MS	—	465,674,000	864,824,000	—	—	465,674,000	864,824,000	1,330,498,000	226,296,000	2005	6/1/2012	300
Jackson	MS	—	668,518,000	1,241,534,000	—	—	668,518,000	1,241,534,000	1,910,052,000	324,868,000	2005	6/1/2012	300
Jackson	MS	—	219,884,000	865,026,000	—	—	219,884,000	865,026,000	1,084,910,000	191,747,000	2012	6/6/2013	300
Jackson	MS	—	234,313,000	921,789,000	—	—	234,313,000	921,789,000	1,156,102,000	204,330,000	2013	6/26/2013	300
Jackson	MS	—	218,911,000	861,196,000	—	—	218,911,000	861,196,000	1,080,107,000	185,157,000	2012	8/22/2013	300
Jackson	MS	—	220,000,000	807,338,000	—	—	220,000,000	807,338,000	1,027,338,000	160,122,000	2009	1/24/2014	300
Jackson	MS	—	288,120,000	713,319,000	—	—	288,120,000	713,319,000	1,001,439,000	141,475,000	2009	1/24/2014	300
Jackson	MS	—	273,913,000	678,145,000	—	—	273,913,000	678,145,000	952,058,000	134,499,000	2008	1/24/2014	300
Kossuth	MS	—	280,000,000	725,755,000	—	—	280,000,000	725,755,000	1,005,755,000	143,941,000	2010	1/24/2014	300
Lauderdale	MS	—	141,934,000	945,836,000	—	—	141,934,000	945,836,000	1,087,770,000	187,591,000	2009	1/24/2014	300
Liberty	MS	—	432,170,000	802,601,000	—	—	432,170,000	802,601,000	1,234,771,000	210,014,000	2009	6/1/2012	300
Louin	MS	—	156,070,000	886,776,000	—	—	156,070,000	886,776,000	1,042,846,000	10,346,000	2018	9/28/2018	300
Lucedale	MS	—	185,603,000	730,164,000	—	—	185,603,000	730,164,000	915,767,000	161,853,000	2012	6/26/2013	300
Lumberton	MS	—	170,774,000	970,324,000	—	—	170,774,000	970,324,000	1,141,098,000	11,320,000	2018	9/28/2018	300
Mc Henry	MS	—	107,242,000	1,075,348,000	—	—	107,242,000	1,075,348,000	1,182,590,000	12,546,000	2018	9/28/2018	300
Monticello	MS	—	146,854,000	834,411,000	—	—	146,854,000	834,411,000	981,265,000	9,735,000	2018	9/28/2018	300
Moselle	MS	—	119,405,000	795,703,000	—	—	119,405,000	795,703,000	915,108,000	157,814,000	2009	1/24/2014	300
Moss Point	MS	—	205,776,000	809,525,000	—	—	205,776,000	809,525,000	1,015,301,000	179,445,000	2012	6/26/2013	300
Moss Point	MS	—	181,070,000	1,025,089,000	—	—	181,070,000	1,025,089,000	1,206,159,000	11,959,000	2018	9/28/2018	300
Myrtle	MS	—	112,646,000	750,663,000	—	—	112,646,000	750,663,000	863,309,000	148,882,000	2009	1/24/2014	300
Oakland	MS	—	143,737,000	957,846,000	—	—	143,737,000	957,846,000	1,101,583,000	189,973,000	2009	1/24/2014	300
Okolona	MS	—	170,244,000	1,134,490,000	—	—	170,244,000	1,134,490,000	1,304,734,000	225,007,000	2012	1/24/2014	300
Picayune	MS	—	203,708,000	801,388,000	—	—	203,708,000	801,388,000	1,005,096,000	177,641,000	2012	6/26/2013	300
Picayune	MS	—	168,967,000	956,569,000	—	—	168,967,000	956,569,000	1,125,536,000	11,160,000	2015	9/28/2018	300
Pope	MS	—	170,478,000	890,701,000	—	—	170,478,000	890,701,000	1,061,179,000	176,656,000	2010	1/24/2014	300
Shaw	MS	—	121,095,000	806,963,000	—	—	121,095,000	806,963,000	928,058,000	160,048,000	2009	1/24/2014	300
Southaven	MS	—	284,495,000	1,119,205,000	—	—	284,495,000	1,119,205,000	1,403,700,000	240,629,000	2013	8/22/2013	300
Starkville	MS	—	170,000,000	745,108,000	—	—	170,000,000	745,108,000	915,108,000	147,780,000	2008	1/24/2014	300
Thaxton	MS	—	122,784,000	818,223,000	—	—	122,784,000	818,223,000	941,007,000	162,281,000	2010	1/24/2014	300
Tunica	MS	—	166,859,000	656,426,000	24,912,000	—	166,859,000	681,339,000	848,198,000	147,074,000	2013	9/13/2013	296
Tupelo	MS	—	350,960,000	868,896,000	—	—	350,960,000	868,896,000	1,219,856,000	172,331,000	2009	1/24/2014	300
Vancleave	MS	—	169,385,000	958,933,000	—	—	169,385,000	958,933,000	1,128,318,000	11,188,000	2018	9/28/2018	300
Vicksburg	MS	—	577,491,000	1,072,483,000	—	—	577,491,000	1,072,483,000	1,649,974,000	280,633,000	2004	6/1/2012	300
Waynesboro	MS	—	126,164,000	840,743,000	—	—	126,164,000	840,743,000	966,907,000	166,747,000	2010	1/24/2014	300
Benson	NC	—	880,000,000	1,245,899,000	—	—	880,000,000	1,245,899,000	2,125,899,000	247,103,000	2012	1/24/2014	300
Bridgeton	NC	—	266,399,000	756,863,000	23,662,000	—	266,399,000	780,525,000	1,046,924,000	163,384,000	2003	12/20/2013	294
Burgaw	NC	—	239,304,000	1,250,293,000	—	—	239,304,000	1,250,293,000	1,489,597,000	247,975,000	2012	1/24/2014	300
Candler	NC	—	650,000,000	2,637,579,000	—	—	650,000,000	2,637,579,000	3,287,579,000	523,120,000	2012	1/31/2014	300
Candor	NC	—	203,498,000	800,561,000	—	—	203,498,000	800,561,000	1,004,059,000	169,452,000	2013	9/6/2013	300
Charlotte	NC	—	404,476,000	1,149,152,000	—	—	404,476,000	1,149,152,000	1,553,628,000	212,593,000	2014	5/8/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Chocowinity	NC	—	225,493,000	920,001,000	—	—	225,493,000	920,001,000	1,145,494,000	210,067,000	2012	4/4/2013	300
Dublin	NC	—	130,369,000	681,142,000	—	—	130,369,000	681,142,000	811,511,000	135,093,000	2008	1/24/2014	300
Durham	NC	—	442,367,000	821,540,000	—	—	442,367,000	821,540,000	1,263,907,000	198,539,000	2011	12/14/2012	300
Engelhard	NC	—	107,915,000	719,135,000	—	—	107,915,000	719,135,000	827,050,000	142,629,000	2007	1/24/2014	300
Erwin	NC	—	132,370,000	639,988,000	14,285,000	—	132,370,000	654,273,000	786,643,000	131,305,000	2003	12/20/2013	296
Fairmont	NC	—	163,886,000	856,258,000	—	—	163,886,000	856,258,000	1,020,144,000	169,824,000	2009	1/24/2014	300
Gibonsville	NC	—	196,942,000	774,770,000	—	—	196,942,000	774,770,000	971,712,000	163,993,000	2013	9/10/2013	300
Greensboro	NC	—	325,349,000	1,279,926,000	—	—	325,349,000	1,279,926,000	1,605,275,000	275,184,000	2013	8/8/2013	300
Greensboro	NC	—	282,204,000	801,768,000	—	—	282,204,000	801,768,000	1,083,972,000	153,672,000	2013	3/27/2014	300
Greenville	NC	—	516,944,000	1,279,833,000	—	—	516,944,000	1,279,833,000	1,796,777,000	253,834,000	2011	1/24/2014	300
Henderson	NC	—	428,455,000	1,060,754,000	—	—	428,455,000	1,060,754,000	1,489,209,000	210,383,000	2012	1/24/2014	300
Hertford	NC	—	213,160,000	1,030,599,000	—	—	213,160,000	1,030,599,000	1,243,759,000	204,402,000	2012	1/31/2014	300
Hudson	NC	—	222,436,000	875,064,000	—	—	222,436,000	875,064,000	1,097,500,000	188,139,000	2012	8/22/2013	300
Kannapolis	NC	—	351,788,000	870,946,000	—	—	351,788,000	870,946,000	1,222,734,000	172,738,000	2009	1/24/2014	300
Kings Mountain	NC	—	492,867,000	915,324,000	—	—	492,867,000	915,324,000	1,408,191,000	221,203,000	1977	12/14/2012	300
Kinston	NC	—	261,745,000	1,029,709,000	—	—	261,745,000	1,029,709,000	1,291,454,000	228,252,000	2013	6/11/2013	300
Lexington	NC	—	242,683,000	954,717,000	—	—	242,683,000	954,717,000	1,197,400,000	205,264,000	2012	8/22/2013	300
Lincolnton	NC	—	343,797,000	638,479,000	—	—	343,797,000	638,479,000	982,276,000	154,299,000	1970	12/14/2012	300
Lumberton	NC	—	459,702,000	853,731,000	—	—	459,702,000	853,731,000	1,313,433,000	206,318,000	1971	12/14/2012	300
Marion	NC	—	475,680,000	883,406,000	—	—	475,680,000	883,406,000	1,359,086,000	213,490,000	2012	12/14/2012	300
Morganton	NC	—	197,304,000	776,196,000	—	—	197,304,000	776,196,000	973,500,000	166,882,000	2012	8/22/2013	300
Mount Airy	NC	—	336,314,000	832,635,000	—	—	336,314,000	832,635,000	1,168,949,000	165,139,000	2009	1/24/2014	300
North Wilkesboro	NC	—	147,567,000	770,994,000	—	—	147,567,000	770,994,000	918,561,000	152,914,000	2007	1/24/2014	300
Rocky Mount	NC	—	218,842,000	860,925,000	—	—	218,842,000	860,925,000	1,079,767,000	182,229,000	2011	9/19/2013	300
Snow Hill	NC	—	224,094,000	914,294,000	—	—	224,094,000	914,294,000	1,138,388,000	208,764,000	2012	4/4/2013	300
Spring Hope	NC	—	226,533,000	1,183,568,000	—	—	226,533,000	1,183,568,000	1,410,101,000	234,741,000	2012	1/24/2014	300
Stantonsburg	NC	—	173,832,000	1,158,398,000	—	—	173,832,000	1,158,398,000	1,332,230,000	229,749,000	2012	1/24/2014	300
Statesville	NC	—	166,429,000	869,543,000	—	—	166,429,000	869,543,000	1,035,972,000	172,459,000	2007	1/24/2014	300
Taylorsville	NC	—	336,401,000	624,744,000	—	—	336,401,000	624,744,000	961,145,000	150,980,000	2011	12/14/2012	300
Taylorsville	NC	—	222,473,000	875,210,000	—	—	222,473,000	875,210,000	1,097,683,000	191,088,000	2013	7/3/2013	300
Winterville	NC	—	250,429,000	465,082,000	—	—	250,429,000	465,082,000	715,511,000	121,696,000	2001	6/1/2012	300
Gibbon	NE	—	162,140,000	921,264,000	—	—	162,140,000	921,264,000	1,083,404,000	19,961,000	2015	6/28/2018	300
Holdrege	NE	—	216,987,000	1,049,100,000	—	—	216,987,000	1,049,100,000	1,266,087,000	215,066,000	2013	11/15/2013	300
Lexington	NE	—	370,620,000	688,294,000	—	—	370,620,000	688,294,000	1,058,914,000	166,338,000	2012	12/14/2012	300
Loup City	NE	—	190,000,000	922,534,000	—	—	190,000,000	922,534,000	1,112,534,000	112,242,000	2014	12/15/2015	300
Minden	NE	—	330,000,000	898,300,000	—	—	330,000,000	898,300,000	1,228,300,000	109,293,000	2014	12/15/2015	300
Nebraska City	NE	—	190,852,000	354,439,000	—	—	190,852,000	354,439,000	545,291,000	85,656,000	2001	12/14/2012	300
Norfolk	NE	—	222,044,000	873,523,000	10,147,000	—	222,044,000	883,670,000	1,105,714,000	190,921,000	2013	9/25/2013	297
Pierce	NE	—	170,000,000	989,610,000	—	—	170,000,000	989,610,000	1,159,610,000	120,403,000	2014	12/15/2015	300
Red Cloud	NE	—	160,000,000	957,280,000	—	—	160,000,000	957,280,000	1,117,280,000	116,469,000	2014	12/15/2015	300
South Sioux City	NE	—	290,379,000	539,274,000	—	—	290,379,000	539,274,000	829,653,000	141,110,000	2003	6/1/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Valentine	NE	—	146,625,000	1,068,632,000	—	—	146,625,000	1,068,632,000	1,215,257,000	219,070,000	2013	11/15/2013	300
Manchester	NH	—	457,288,000	849,249,000	—	—	457,288,000	849,249,000	1,306,537,000	205,235,000	2012	12/14/2012	300
Walpole	NH	—	477,671,000	887,103,000	—	—	477,671,000	887,103,000	1,364,774,000	214,383,000	2012	12/14/2012	300
Malaga	NJ	—	513,159,000	953,010,000	—	—	513,159,000	953,010,000	1,466,169,000	230,311,000	2010	12/14/2012	300
Penns Grove	NJ	—	416,842,000	1,639,858,000	—	—	416,842,000	1,639,858,000	2,056,700,000	352,569,000	1987	8/22/2013	300
Albuquerque	NM	—	281,887,000	523,504,000	—	—	281,887,000	523,504,000	805,391,000	136,984,000	1950	6/1/2012	300
Albuquerque	NM	—	395,457,000	1,123,530,000	—	—	395,457,000	1,123,530,000	1,518,987,000	215,343,000	2014	3/14/2014	300
Albuquerque	NM	—	470,559,000	1,343,072,000	—	—	470,559,000	1,343,072,000	1,813,631,000	226,084,000	2014	10/6/2014	300
Belen	NM	—	195,662,000	1,022,280,000	—	—	195,662,000	1,022,280,000	1,217,942,000	202,752,000	2010	1/24/2014	300
Bloomfield	NM	—	458,086,000	850,732,000	—	—	458,086,000	850,732,000	1,308,818,000	222,608,000	2001	6/1/2012	300
Chama	NM	—	392,836,000	729,552,000	—	—	392,836,000	729,552,000	1,122,388,000	176,308,000	2001	12/14/2012	300
Clovis	NM	—	194,637,000	765,705,000	—	—	194,637,000	765,705,000	960,342,000	169,731,000	2012	6/21/2013	300
Cuba	NM	—	543,339,000	1,009,059,000	—	—	543,339,000	1,009,059,000	1,552,398,000	264,037,000	2004	6/1/2012	300
Kirtland	NM	—	688,532,000	1,278,703,000	—	—	688,532,000	1,278,703,000	1,967,235,000	334,594,000	2003	6/1/2012	300
Las Cruces	NM	—	331,422,000	615,497,000	—	—	331,422,000	615,497,000	946,919,000	161,055,000	2001	6/1/2012	300
Los Lunas	NM	—	505,257,000	938,335,000	—	—	505,257,000	938,335,000	1,443,592,000	245,531,000	2003	6/1/2012	300
Roswell	NM	—	334,874,000	829,069,000	—	—	334,874,000	829,069,000	1,163,943,000	164,432,000	2010	1/24/2014	300
Tularosa	NM	—	233,037,000	432,782,000	—	—	233,037,000	432,782,000	665,819,000	104,589,000	2000	12/14/2012	300
Tularosa	NM	—	192,325,000	1,004,841,000	—	—	192,325,000	1,004,841,000	1,197,166,000	199,293,000	2010	1/24/2014	300
Vanderwagon	NM	—	667,383,000	1,239,426,000	—	—	667,383,000	1,239,426,000	1,906,809,000	324,316,000	2008	6/1/2012	300
Mesquite	NV	—	225,609,000	418,988,000	—	—	225,609,000	418,988,000	644,597,000	109,635,000	2003	6/1/2012	300
Mesquite	NV	—	231,028,000	1,116,987,000	—	—	231,028,000	1,116,987,000	1,348,015,000	225,259,000	2013	12/10/2013	300
Sun Valley	NV	—	364,207,000	1,432,793,000	—	—	364,207,000	1,432,793,000	1,797,000,000	308,051,000	2012	8/22/2013	300
Bath	NY	—	145,625,000	760,850,000	—	—	145,625,000	760,850,000	906,475,000	150,902,000	2007	1/24/2014	300
Binghamton	NY	—	256,309,000	728,197,000	—	—	256,309,000	728,197,000	984,506,000	132,289,000	1938	6/30/2014	300
Bloomfield	NY	—	169,173,000	957,732,000	—	—	169,173,000	957,732,000	1,126,905,000	11,174,000	2015	9/28/2018	300
Buffalo	NY	—	356,992,000	1,014,248,000	—	—	356,992,000	1,014,248,000	1,371,240,000	201,159,000	2011	1/31/2014	300
Candor	NY	—	162,524,000	1,056,406,000	—	—	162,524,000	1,056,406,000	1,218,930,000	12,325,000	2015	9/28/2018	300
Chaumont	NY	—	137,438,000	915,872,000	—	—	137,438,000	915,872,000	1,053,310,000	181,648,000	2009	1/24/2014	300
Falconer	NY	—	541,451,000	1,340,506,000	—	—	541,451,000	1,340,506,000	1,881,957,000	265,867,000	2010	1/24/2014	300
Gouverneur	NY	—	485,614,000	901,855,000	—	—	485,614,000	901,855,000	1,387,469,000	217,948,000	2001	12/14/2012	300
Gowanda	NY	—	503,722,000	935,484,000	—	—	503,722,000	935,484,000	1,439,206,000	244,785,000	2003	6/1/2012	300
Malone	NY	—	119,467,000	577,603,000	70,380,000	—	119,467,000	647,983,000	767,450,000	125,582,000	2005	12/20/2013	293
Rochester	NY	—	307,714,000	890,061,000	126,278,000	—	307,714,000	1,016,339,000	1,324,053,000	137,103,000	1990	10/9/2015	257
Schenectady	NY	—	468,077,000	869,287,000	—	—	468,077,000	869,287,000	1,337,364,000	210,078,000	2003	12/14/2012	300
Schroon Lake	NY	—	106,612,000	777,013,000	22,967,000	—	106,612,000	799,980,000	906,592,000	159,138,000	2007	12/20/2013	298
Springwater	NY	—	170,112,000	963,049,000	—	—	170,112,000	963,049,000	1,133,161,000	11,236,000	2016	9/28/2018	300
Syracuse	NY	—	376,119,000	619,343,000	—	—	376,119,000	619,343,000	995,462,000	89,642,000	2002	10/9/2015	266
Andover	OH	—	469,209,000	871,388,000	—	—	469,209,000	871,388,000	1,340,597,000	210,585,000	2001	12/14/2012	300
Arcanum	OH	—	290,000,000	1,023,516,000	—	—	290,000,000	1,023,516,000	1,313,516,000	124,528,000	2014	12/15/2015	300
Attica	OH	—	78,066,000	894,837,000	41,323,000	—	78,066,000	936,159,000	1,014,225,000	37,457,000	2007	12/28/2017	292

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Belpre	OH	—	174,063,000	985,417,000	—	—	174,063,000	985,417,000	1,159,480,000	21,351,000	2017	6/28/2018	300
Bettsville	OH	—	60,000,000	1,088,485,000	—	—	60,000,000	1,088,485,000	1,148,485,000	132,432,000	2014	12/15/2015	300
Blanchester	OH	—	359,899,000	668,383,000	—	—	359,899,000	668,383,000	1,028,282,000	161,526,000	1985	12/14/2012	300
Bradford	OH	—	172,945,000	836,166,000	—	—	172,945,000	836,166,000	1,009,111,000	174,201,000	2013	10/22/2013	300
Bremen	OH	—	354,866,000	1,153,316,000	—	—	354,866,000	1,153,316,000	1,508,182,000	274,874,000	2011	1/22/2013	300
Cardington	OH	—	364,843,000	1,185,739,000	—	—	364,843,000	1,185,739,000	1,550,582,000	282,601,000	2011	1/22/2013	300
Chillicothe	OH	—	322,923,000	1,049,499,000	74,779,000	—	322,923,000	1,124,278,000	1,447,201,000	266,434,000	2008	1/22/2013	296
Cincinnati	OH	—	263,944,000	1,038,356,000	—	—	263,944,000	1,038,356,000	1,302,300,000	223,247,000	2012	8/22/2013	300
Columbus	OH	—	574,968,000	1,067,799,000	—	—	574,968,000	1,067,799,000	1,642,767,000	279,407,000	1977	6/1/2012	300
Columbus	OH	—	359,083,000	666,868,000	—	—	359,083,000	666,868,000	1,025,951,000	174,497,000	2003	6/1/2012	300
Columbus	OH	—	361,678,000	895,430,000	—	—	361,678,000	895,430,000	1,257,108,000	177,594,000	2010	1/24/2014	300
Conneaut	OH	—	166,644,000	805,700,000	—	—	166,644,000	805,700,000	972,344,000	167,854,000	2013	10/22/2013	300
Dayton	OH	—	315,477,000	1,025,302,000	—	—	315,477,000	1,025,302,000	1,340,779,000	244,364,000	2011	1/22/2013	300
Elyria	OH	—	251,256,000	988,444,000	—	—	251,256,000	988,444,000	1,239,700,000	212,515,000	2012	8/22/2013	300
Fairfield	OH	—	219,943,000	865,257,000	—	—	219,943,000	865,257,000	1,085,200,000	186,030,000	2012	8/22/2013	300
Fayette	OH	—	316,318,000	1,028,034,000	—	—	316,318,000	1,028,034,000	1,344,352,000	245,015,000	2010	1/22/2013	300
Findlay	OH	—	238,609,000	938,689,000	—	—	238,609,000	938,689,000	1,177,298,000	208,076,000	2012	6/21/2013	300
Fort Recovery	OH	—	169,820,000	964,903,000	—	—	169,820,000	964,903,000	1,134,723,000	20,906,000	2016	6/28/2018	300
Fostoria	OH	—	262,910,000	1,034,290,000	—	—	262,910,000	1,034,290,000	1,297,200,000	222,372,000	2012	8/22/2013	300
Georgetown	OH	—	381,051,000	707,665,000	—	—	381,051,000	707,665,000	1,088,716,000	171,019,000	1985	12/14/2012	300
Grand Rapids	OH	—	80,000,000	1,072,480,000	—	—	80,000,000	1,072,480,000	1,152,480,000	130,485,000	2014	12/15/2015	300
Greenwich	OH	—	146,371,000	975,399,000	—	—	146,371,000	975,399,000	1,121,770,000	193,454,000	2009	1/24/2014	300
Howard	OH	—	169,394,000	885,037,000	—	—	169,394,000	885,037,000	1,054,431,000	175,532,000	2010	1/24/2014	300
Huber Heights	OH	—	230,867,000	908,233,000	—	—	230,867,000	908,233,000	1,139,100,000	195,270,000	2012	8/22/2013	300
Kenton	OH	—	400,787,000	744,320,000	—	—	400,787,000	744,320,000	1,145,107,000	194,764,000	2003	6/1/2012	300
Kingston	OH	—	373,121,000	1,212,643,000	—	—	373,121,000	1,212,643,000	1,585,764,000	289,013,000	2011	1/22/2013	300
LaGrange	OH	—	135,768,000	768,620,000	—	—	135,768,000	768,620,000	904,388,000	32,026,000	2008	12/28/2017	300
Litchfield	OH	—	110,000,000	1,077,669,000	—	—	110,000,000	1,077,669,000	1,187,669,000	131,116,000	2014	12/15/2015	300
Little Hocking	OH	—	177,189,000	1,003,114,000	—	—	177,189,000	1,003,114,000	1,180,303,000	11,703,000	2017	9/28/2018	300
Lorain	OH	—	248,933,000	979,305,000	—	—	248,933,000	979,305,000	1,228,238,000	217,079,000	2012	6/21/2013	300
Manchester	OH	—	371,453,000	689,842,000	—	—	371,453,000	689,842,000	1,061,295,000	166,712,000	1984	12/14/2012	300
Marengo	OH	—	213,500,000	839,910,000	—	—	213,500,000	839,910,000	1,053,410,000	177,781,000	2013	9/26/2013	300
Mechanicsburg	OH	—	350,151,000	650,280,000	—	—	350,151,000	650,280,000	1,000,431,000	170,156,000	2006	6/1/2012	300
Millersport	OH	—	186,137,000	1,053,774,000	—	—	186,137,000	1,053,774,000	1,239,911,000	12,294,000	2018	9/28/2018	300
Nashport	OH	—	319,015,000	1,036,799,000	—	—	319,015,000	1,036,799,000	1,355,814,000	247,104,000	2011	1/22/2013	300
Neffs	OH	—	180,781,000	1,023,453,000	—	—	180,781,000	1,023,453,000	1,204,234,000	11,940,000	2016	9/28/2018	300
New Miami	OH	—	212,241,000	834,959,000	—	—	212,241,000	834,959,000	1,047,200,000	179,516,000	2012	8/22/2013	300
New Straitsville	OH	—	165,027,000	937,671,000	—	—	165,027,000	937,671,000	1,102,698,000	10,939,000	2017	9/28/2018	300
Niles	OH	—	260,000,000	1,164,294,000	—	—	260,000,000	1,164,294,000	1,424,294,000	141,656,000	2014	12/15/2015	300
Oak Harbor	OH	—	373,483,000	1,213,820,000	—	—	373,483,000	1,213,820,000	1,587,303,000	289,294,000	2011	1/22/2013	300
Orwell	OH	—	293,628,000	545,309,000	—	—	293,628,000	545,309,000	838,937,000	142,689,000	2002	6/1/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Peebles	OH	—	436,054	809,815	—	—	436,054	809,815	1,245,869	195,705	1986	12/14/2012	300
Perry	OH	—	70,000	1,114,353	—	—	70,000	1,114,353	1,184,353	135,580	2015	12/15/2015	300
Plymouth	OH	—	143,823	814,220	14,253	—	143,823	828,473	972,296	33,956	2007	12/28/2017	299
Racine	OH	—	183,196	957,149	—	—	183,196	957,149	1,140,345	189,835	2009	1/24/2014	300
Richwood	OH	—	157,044	1,046,524	—	—	157,044	1,046,524	1,203,568	207,561	2010	1/24/2014	300
Ripley	OH	—	359,515	667,671	—	—	359,515	667,671	1,027,186	174,707	2003	6/1/2012	300
Rising Sun	OH	—	143,130	810,299	29,962	—	143,130	840,261	983,391	34,162	2007	12/28/2017	293
Rockford	OH	—	117,012	852,812	—	—	117,012	852,812	969,824	174,826	2013	11/15/2013	300
Seville	OH	—	335,945	1,091,822	—	—	335,945	1,091,822	1,427,767	260,217	2011	1/22/2013	300
Springfield	OH	—	246,216	968,616	—	—	246,216	968,616	1,214,832	214,710	2012	6/21/2013	300
Tarlton	OH	—	190,000	1,123,464	—	—	190,000	1,123,464	1,313,464	136,688	2014	12/15/2015	300
Thornville	OH	—	285,644	928,344	64,412	—	285,644	992,757	1,278,401	235,579	2006	1/22/2013	295
Toronto	OH	—	356,055	1,011,585	—	—	356,055	1,011,585	1,367,640	204,003	2013	12/17/2013	300
Trenton	OH	—	439,388	707,205	—	—	439,388	707,205	1,146,593	105,125	2009	10/9/2015	259
Wakeman	OH	—	139,645	790,567	39,803	—	139,645	830,370	970,015	33,100	2006	12/28/2017	291
Warren	OH	—	505,805	939,353	—	—	505,805	939,353	1,445,158	245,797	2006	6/1/2012	300
Waterford	OH	—	92,167	970,824	—	—	92,167	970,824	1,062,991	11,326	2018	9/28/2018	300
West Carrollton	OH	—	440,000	1,072,193	—	—	440,000	1,072,193	1,512,193	130,450	2014	12/15/2015	300
West Unity	OH	—	68,318	872,523	—	—	68,318	872,523	940,841	36,355	2008	12/28/2017	300
Withamsville	OH	—	276,510	1,087,790	—	—	276,510	1,087,790	1,364,300	233,875	2012	8/22/2013	300
Afton	OK	—	113,611	757,094	—	—	113,611	757,094	870,705	150,157	2009	1/24/2014	300
Antlers	OK	—	149,985	1,093,124	—	—	149,985	1,093,124	1,243,109	213,159	2013	2/27/2014	300
Ardmore	OK	—	347,932	646,160	—	—	347,932	646,160	994,092	169,079	1987	6/1/2012	300
Beaver	OK	—	144,761	822,519	—	—	144,761	822,519	967,280	17,821	2015	6/28/2018	300
Broken Arrow	OK	—	356,064	881,533	—	—	356,064	881,533	1,237,597	174,837	2009	1/24/2014	300
Claremore	OK	—	231,355	774,203	—	—	231,355	774,203	1,005,558	197,422	2010	8/30/2012	300
Clayton	OK	—	533,789	826,041	—	—	533,789	826,041	1,359,830	205,133	2011	10/31/2012	300
Cleveland	OK	—	196,277	1,307,968	—	—	196,277	1,307,968	1,504,245	259,414	2010	1/24/2014	300
Collinsville	OK	—	289,014	715,532	—	—	289,014	715,532	1,004,546	141,914	2007	1/24/2014	300
Davis	OK	—	569,738	881,672	—	—	569,738	881,672	1,451,410	218,949	2011	10/31/2012	300
Drumright	OK	—	169,840	315,418	—	—	169,840	315,418	485,258	76,226	2000	12/14/2012	300
Duncan	OK	—	430,448	799,403	—	—	430,448	799,403	1,229,851	193,189	1999	12/14/2012	300
Elgin	OK	—	194,959	942,597	—	—	194,959	942,597	1,137,556	193,232	2013	11/15/2013	300
Eufaula	OK	—	195,573	769,386	—	—	195,573	769,386	964,959	167,982	2013	7/9/2013	300
Grove	OK	—	424,722	657,258	—	—	424,722	657,258	1,081,980	163,219	2011	10/31/2012	300
Haskell	OK	—	228,333	424,047	—	—	228,333	424,047	652,380	110,959	1999	6/1/2012	300
Haskell	OK	—	270,000	829,885	—	—	270,000	829,885	1,099,885	164,594	2009	1/24/2014	300
Hollis	OK	—	61,713	880,041	—	—	61,713	880,041	941,754	224,410	2010	8/30/2012	300
Hulbert	OK	—	395,384	611,858	—	—	395,384	611,858	1,007,242	151,945	2011	10/31/2012	300
Kansas	OK	—	398,387	616,506	—	—	398,387	616,506	1,014,893	153,099	2011	10/31/2012	300
Kellyville	OK	—	422,292	653,499	—	—	422,292	653,499	1,075,791	162,286	2011	10/31/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Konawa	OK	—	390,917	604,945	—	—	390,917	604,945	995,862	150,228	2011	10/31/2012	300
Lawton	OK	—	445,994	690,178	—	—	445,994	690,178	1,136,172	171,394	2011	10/31/2012	300
Lexington	OK	—	128,927	673,606	—	—	128,927	673,606	802,533	133,598	2007	1/24/2014	300
Mooreland	OK	—	140,000	934,322	—	—	140,000	934,322	1,074,322	113,676	2014	12/15/2015	300
Newkirk	OK	—	100,999	673,045	—	—	100,999	673,045	774,044	133,487	2006	1/24/2014	300
Norman	OK	—	173,541	906,703	—	—	173,541	906,703	1,080,244	179,829	2009	1/24/2014	300
Oklahoma City	OK	—	400,000	678,788	—	—	400,000	678,788	1,078,788	168,566	2011	10/31/2012	300
Oklahoma City	OK	—	318,134	590,821	—	—	318,134	590,821	908,955	142,782	1990	12/14/2012	300
Shawnee	OK	—	288,016	534,887	—	—	288,016	534,887	822,903	139,962	2000	6/1/2012	300
Shawnee	OK	—	419,371	648,979	—	—	419,371	648,979	1,068,350	161,163	2011	10/31/2012	300
Shawnee	OK	—	246,641	610,625	—	—	246,641	610,625	857,266	121,107	2007	1/24/2014	300
Sperry	OK	—	157,888	824,918	—	—	157,888	824,918	982,806	163,609	2009	1/24/2014	300
Stratford	OK	—	392,814	607,881	—	—	392,814	607,881	1,000,695	150,957	2011	10/31/2012	300
Tulsa	OK	—	433,486	670,822	—	—	433,486	670,822	1,104,308	166,587	2011	10/31/2012	300
Tulsa	OK	—	312,846	774,535	—	—	312,846	774,535	1,087,381	153,616	2009	1/24/2014	300
Wilson	OK	—	89,538	814,202	—	—	89,538	814,202	903,740	207,622	2010	8/30/2012	300
Woodward	OK	—	221,150	802,563	—	—	221,150	802,563	1,023,713	204,653	2010	8/30/2012	300
Aspers	PA	—	191,596	1,084,676	—	—	191,596	1,084,676	1,276,272	23,501	2016	6/28/2018	300
Kersey	PA	—	188,986	1,073,803	—	—	188,986	1,073,803	1,262,789	23,266	2016	6/28/2018	300
Leeper	PA	—	180,495	1,025,556	—	—	180,495	1,025,556	1,206,051	22,220	2016	6/28/2018	300
Lemont Furnace	PA	—	298,795	848,903	—	—	298,795	848,903	1,147,698	165,536	2013	2/27/2014	300
New Bloomfield	PA	—	193,938	1,097,939	—	—	193,938	1,097,939	1,291,877	23,789	2016	6/28/2018	300
Smithfield	PA	—	255,705	1,005,946	—	—	255,705	1,005,946	1,261,651	212,925	2013	9/26/2013	300
Somerset	PA	—	301,986	1,188,014	—	—	301,986	1,188,014	1,490,000	255,423	2012	8/22/2013	300
Cayce	SC	—	207,965	818,135	—	—	207,965	818,135	1,026,100	175,899	2012	8/22/2013	300
Denmark	SC	—	220,498	867,442	18,832	—	220,498	886,274	1,106,772	184,589	2013	9/30/2013	299
Florence	SC	—	190,573	777,528	9,344	—	190,573	786,872	977,445	178,489	2013	4/23/2013	299
Heath Springs	SC	—	158,107	826,065	—	—	158,107	826,065	984,172	163,836	2008	1/24/2014	300
Kingstree	SC	—	198,491	780,866	—	—	198,491	780,866	979,357	165,283	2013	9/18/2013	300
Longs	SC	—	239,632	1,252,008	—	—	239,632	1,252,008	1,491,640	248,315	2010	1/24/2014	300
Myrtle Beach	SC	—	268,056	497,817	—	—	268,056	497,817	765,873	120,306	1962	12/14/2012	300
N Myrtle Beach	SC	—	155,168	610,432	—	—	155,168	610,432	765,600	131,243	1970	8/22/2013	300
Newberry	SC	—	383,286	711,817	—	—	383,286	711,817	1,095,103	172,022	2011	12/14/2012	300
North Charleston	SC	—	254,479	1,001,121	—	—	254,479	1,001,121	1,255,600	215,241	2012	8/22/2013	300
Orangeburg	SC	—	60,000	691,079	—	—	60,000	691,079	751,079	137,064	2006	1/24/2014	300
Ridgeland	SC	—	375,699	1,349,908	—	—	375,699	1,349,908	1,725,607	189,677	1988	10/9/2015	274
Ridgeway	SC	—	126,727	844,496	—	—	126,727	844,496	971,223	167,492	2008	1/24/2014	300
Timmonsville	SC	—	209,841	856,141	—	—	209,841	856,141	1,065,982	195,485	2013	4/23/2013	300
Union	SC	—	225,174	885,835	—	—	225,174	885,835	1,111,009	187,502	2013	9/30/2013	300
Westminster	SC	—	350,000	987,266	—	—	350,000	987,266	1,337,266	195,808	2007	1/24/2014	300
Chamberlain	SD	—	588,809	969,571	—	—	588,809	969,571	1,558,380	140,333	2009	10/9/2015	266

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Rapid City	SD	—	330,000	912,615	—	—	330,000	912,615	1,242,615	111,035	2014	12/15/2015	300
Adams	TN	—	121,868	812,117	—	—	121,868	812,117	933,985	161,070	2009	1/24/2014	300
Bethel Springs	TN	—	134,530	702,880	—	—	134,530	702,880	837,410	139,405	2008	1/24/2014	300
Bloomington Sprgs	TN	—	173,585	906,933	—	—	173,585	906,933	1,080,518	179,875	2010	1/24/2014	300
Caryville	TN	—	218,883	861,087	—	—	218,883	861,087	1,079,970	182,263	2013	9/24/2013	300
Celina	TN	—	157,341	1,048,501	—	—	157,341	1,048,501	1,205,842	207,953	2009	1/24/2014	300
Church Hill	TN	—	220,676	868,141	—	—	220,676	868,141	1,088,817	186,650	2013	8/1/2013	300
Cordova	TN	—	362,262	896,875	—	—	362,262	896,875	1,259,137	177,880	2012	1/24/2014	300
Covington	TN	—	192,392	1,005,191	—	—	192,392	1,005,191	1,197,583	199,363	2011	1/24/2014	300
Crossville	TN	—	224,273	882,294	—	—	224,273	882,294	1,106,567	186,752	2013	9/24/2013	300
Dresden	TN	—	169,202	884,035	—	—	169,202	884,035	1,053,237	175,334	2009	1/24/2014	300
Dyersburg	TN	—	138,691	724,619	—	—	138,691	724,619	863,310	143,716	2008	1/24/2014	300
Dyersburg	TN	—	134,528	702,868	—	—	134,528	702,868	837,396	139,402	2008	1/24/2014	300
Friendship	TN	—	129,543	863,263	—	—	129,543	863,263	992,806	171,214	2009	1/24/2014	300
Grand Junction	TN	—	119,405	795,703	—	—	119,405	795,703	915,108	157,814	2009	1/24/2014	300
Grimsley	TN	—	190,000	832,058	—	—	190,000	832,058	1,022,058	176,119	2013	9/24/2013	300
Halls	TN	—	224,485	1,172,868	—	—	224,485	1,172,868	1,397,353	232,619	2012	1/24/2014	300
Harriman	TN	—	260,000	975,515	—	—	260,000	975,515	1,235,515	190,225	2013	2/5/2014	300
Humboldt	TN	—	163,042	665,204	—	—	163,042	665,204	828,246	154,105	2013	3/19/2013	300
Madisonville	TN	—	185,976	731,631	41,687	—	185,976	773,318	959,294	162,453	2010	8/30/2013	297
Martin	TN	—	160,410	838,094	—	—	160,410	838,094	998,504	166,222	2010	1/24/2014	300
Mascot	TN	—	428,927	663,766	—	—	428,927	663,766	1,092,693	164,835	2011	10/31/2012	300
Memphis	TN	—	225,548	418,876	—	—	225,548	418,876	644,424	109,606	2004	6/1/2012	300
Memphis	TN	—	493,000	915,572	—	—	493,000	915,572	1,408,572	239,575	2004	6/1/2012	300
Memphis	TN	—	369,950	687,049	—	—	369,950	687,049	1,056,999	179,778	2003	6/1/2012	300
Memphis	TN	—	563,795	1,047,048	—	—	563,795	1,047,048	1,610,843	273,978	2003	6/1/2012	300
Memphis	TN	—	552,777	1,026,586	—	—	552,777	1,026,586	1,579,363	268,623	2004	6/1/2012	300
Memphis	TN	—	253,148	626,736	—	—	253,148	626,736	879,884	124,303	2009	1/24/2014	300
Memphis	TN	—	332,829	824,006	—	—	332,829	824,006	1,156,835	163,428	2009	1/24/2014	300
Memphis	TN	—	299,794	742,220	—	—	299,794	742,220	1,042,014	147,207	2010	1/24/2014	300
Memphis	TN	—	315,786	781,812	—	—	315,786	781,812	1,097,598	155,059	2011	1/24/2014	300
Memphis	TN	—	312,958	774,812	—	—	312,958	774,812	1,087,770	153,671	2009	1/24/2014	300
Memphis	TN	—	330,000	1,049,568	—	—	330,000	1,049,568	1,379,568	208,164	2011	1/24/2014	300
Memphis	TN	—	327,861	811,707	—	—	327,861	811,707	1,139,568	160,989	2011	1/24/2014	300
Memphis	TN	—	312,275	773,121	—	—	312,275	773,121	1,085,396	153,336	2009	1/24/2014	300
Memphis	TN	—	390,000	772,302	—	—	390,000	772,302	1,162,302	153,173	2011	1/24/2014	300
Memphis	TN	—	352,417	872,503	—	—	352,417	872,503	1,224,920	173,046	2011	1/24/2014	300
Memphis	TN	—	409,578	1,014,019	—	—	409,578	1,014,019	1,423,597	201,114	2012	1/24/2014	300
Memphis	TN	—	405,442	1,003,781	—	—	405,442	1,003,781	1,409,223	199,083	2012	1/24/2014	300
Michie	TN	—	123,911	825,729	—	—	123,911	825,729	949,640	163,770	2009	1/24/2014	300
Milledgeville	TN	—	270,000	731,439	—	—	270,000	731,439	1,001,439	145,069	2009	1/24/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Nashville	TN	—	589,570	948,928	—	—	589,570	948,928	1,538,498	141,057	2003	10/9/2015	259
Niota	TN	—	152,948	799,110	—	—	152,948	799,110	952,058	158,490	2009	1/24/2014	300
Rogersville	TN	—	206,436	812,120	—	—	206,436	812,120	1,018,556	174,606	2013	8/14/2013	300
Sharon	TN	—	130,332	868,517	—	—	130,332	868,517	998,849	172,256	2011	1/24/2014	300
Sunbright	TN	—	355,282	1,154,668	—	—	355,282	1,154,668	1,509,950	275,196	2011	1/22/2013	300
Tennessee Ridge	TN	—	120,926	805,837	—	—	120,926	805,837	926,763	159,824	2008	1/24/2014	300
Trezevant	TN	—	170,247	805,149	—	—	170,247	805,149	975,396	159,688	2010	1/24/2014	300
Alpine	TX	—	248,256	1,297,068	—	—	248,256	1,297,068	1,545,324	257,252	2010	1/24/2014	300
Alton	TX	—	345,945	642,468	—	—	345,945	642,468	988,413	168,113	2001	6/1/2012	300
Amarillo	TX	—	191,492	811,497	—	—	191,492	811,497	1,002,989	206,932	2010	8/30/2012	300
Amarillo	TX	—	260,864	712,639	—	—	260,864	712,639	973,503	181,723	2010	8/30/2012	300
Anahuac	TX	—	531,601	987,259	—	—	531,601	987,259	1,518,860	238,588	2003	12/14/2012	300
Anson	TX	608,000	139,586	1,017,331	—	—	139,586	1,017,331	1,156,917	191,597	2009	4/30/2014	300
Arcola	TX	—	309,969	961,069	—	—	309,969	961,069	1,271,038	245,072	2010	8/30/2012	300
Asherton	TX	—	310,356	791,944	—	—	310,356	791,944	1,102,300	32,998	2015	12/28/2017	300
Atlanta	TX	—	427,591	661,699	—	—	427,591	661,699	1,089,290	164,322	2011	10/31/2012	300
Austin	TX	—	590,000	812,479	—	—	590,000	812,479	1,402,479	201,766	2011	10/31/2012	300
Austin	TX	—	333,480	947,447	—	—	333,480	947,447	1,280,927	197,385	2013	10/24/2013	300
Bacliff	TX	—	557,574	1,035,495	—	—	557,574	1,035,495	1,593,069	270,954	2009	6/1/2012	300
Baytown	TX	—	486,394	903,304	—	—	486,394	903,304	1,389,698	236,364	1988	6/1/2012	300
Baytown	TX	—	447,005	830,152	—	—	447,005	830,152	1,277,157	217,223	2002	6/1/2012	300
Beaumont	TX	—	526,746	978,243	—	—	526,746	978,243	1,504,989	255,974	2003	6/1/2012	300
Beaumont	TX	—	186,877	1,007,961	—	—	186,877	1,007,961	1,194,838	257,030	2011	8/30/2012	300
Beeville	TX	—	382,613	710,566	—	—	382,613	710,566	1,093,179	185,931	2001	6/1/2012	300
Bloomington	TX	—	330,656	1,074,634	—	—	330,656	1,074,634	1,405,290	256,121	2010	1/22/2013	300
Blossom	TX	—	82,320	825,297	—	—	82,320	825,297	907,617	210,451	2010	8/30/2012	300
Borger	TX	589,000	166,456	804,791	—	—	166,456	804,791	971,247	151,569	2009	4/30/2014	300
Brookshire	TX	863,000	281,120	1,359,173	—	—	281,120	1,359,173	1,640,293	255,978	2010	4/30/2014	300
Brownsville	TX	—	287,319	533,592	—	—	287,319	533,592	820,911	139,623	2003	6/1/2012	300
Bullard	TX	600,000	183,822	888,752	—	—	183,822	888,752	1,072,574	167,382	2009	4/30/2014	300
Canton	TX	—	165,267	1,358,083	—	—	165,267	1,358,083	1,523,350	346,311	2010	8/30/2012	300
Canyon Lake	TX	—	424,566	788,481	—	—	424,566	788,481	1,213,047	206,319	2010	6/1/2012	300
Canyon Lake	TX	—	183,707	1,170,581	—	—	183,707	1,170,581	1,354,288	298,498	2010	8/30/2012	300
Cedar Creek	TX	—	183,296	933,294	—	—	183,296	933,294	1,116,590	237,990	2010	8/30/2012	300
Cisco	TX	531,000	139,059	1,013,495	—	—	139,059	1,013,495	1,152,554	190,875	2009	4/30/2014	300
Corpus Christi	TX	—	460,501	855,215	—	—	460,501	855,215	1,315,716	223,781	2000	6/1/2012	300
Corpus Christi	TX	—	577,037	1,071,640	—	—	577,037	1,071,640	1,648,677	280,412	2004	6/1/2012	300
Corpus Christi	TX	—	291,106	540,626	—	—	291,106	540,626	831,732	141,464	1983	6/1/2012	300
Corpus Christi	TX	—	408,524	1,327,703	—	—	408,524	1,327,703	1,736,227	316,436	2011	1/22/2013	300
Corpus Christi	TX	—	287,912	1,132,648	—	—	287,912	1,132,648	1,420,560	251,070	2013	6/21/2013	300
Corpus Christi	TX	—	363,669	900,360	—	—	363,669	900,360	1,264,029	178,571	2009	1/24/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Corrigan	TX	—	256,676	834,196	1,514	—	256,676	835,710	1,092,386	200,331	2011	1/22/2013	300
Cotulla	TX	—	919,863	1,708,316	—	—	919,863	1,708,316	2,628,179	412,843	1995	12/14/2012	300
Creedmoor	TX	—	490,979	759,793	—	—	490,979	759,793	1,250,772	188,682	2011	10/31/2012	300
Crystal City	TX	—	549,519	1,020,535	—	—	549,519	1,020,535	1,570,054	246,629	2003	12/14/2012	300
Dallas	TX	—	660,890	1,227,367	—	—	660,890	1,227,367	1,888,257	321,161	2008	6/1/2012	300
Dallas	TX	—	474,480	881,177	—	—	474,480	881,177	1,355,657	230,575	2002	6/1/2012	300
Dallas	TX	—	433,859	1,238,325	—	—	433,859	1,238,325	1,672,184	216,707	2014	8/25/2014	300
Del Rio	TX	—	507,216	784,918	—	—	507,216	784,918	1,292,134	194,921	2011	10/31/2012	300
Desoto	TX	—	510,567	790,105	—	—	510,567	790,105	1,300,672	196,209	2011	10/31/2012	300
Dilley	TX	—	141,101	940,281	—	—	141,101	940,281	1,081,382	186,489	2010	1/24/2014	300
Eagle Pass	TX	—	516,608	959,416	—	—	516,608	959,416	1,476,024	251,047	2004	6/1/2012	300
Eagle Pass	TX	—	433,864	671,406	—	—	433,864	671,406	1,105,270	166,732	2010	10/31/2012	300
East Bernard	TX	577,000	132,881	968,462	—	—	132,881	968,462	1,101,343	182,394	2009	4/30/2014	300
Edinburg	TX	—	380,000	716,403	—	—	380,000	716,403	1,096,403	142,087	2009	1/24/2014	300
El Paso	TX	—	270,000	940,688	—	—	270,000	940,688	1,210,688	114,450	2014	12/15/2015	300
Elsa	TX	—	379,998	1,234,994	—	—	379,998	1,234,994	1,614,992	294,340	2011	1/22/2013	300
Fort Stockton	TX	—	465,636	864,752	—	—	465,636	864,752	1,330,388	208,982	2003	12/14/2012	300
Fort Worth	TX	—	547,855	1,019,204	—	—	547,855	1,019,204	1,567,059	259,897	2010	8/30/2012	300
Fort Worth	TX	—	213,683	848,314	—	—	213,683	848,314	1,061,997	216,320	2010	8/30/2012	300
Fort Worth	TX	—	600,746	1,115,672	—	6,300	600,746	1,121,972	1,722,718	270,240	1968	12/14/2012	299
Fort Worth	TX	—	160,563	631,657	110,157	—	160,563	741,814	902,377	142,934	2000	8/15/2013	292
Freer	TX	—	269,137	499,827	—	—	269,137	499,827	768,964	120,791	1995	12/14/2012	300
Garland	TX	—	228,333	424,047	—	—	228,333	424,047	652,380	110,959	2002	6/1/2012	300
Garland	TX	—	298,055	737,916	—	—	298,055	737,916	1,035,971	146,353	2008	1/24/2014	300
Glen Rose	TX	903,000	269,359	1,302,309	—	—	269,359	1,302,309	1,571,668	245,268	2009	4/30/2014	300
Glenn Heights	TX	—	297,559	736,686	—	—	297,559	736,686	1,034,245	146,109	2008	1/24/2014	300
Granite Shoals	TX	—	371,795	1,208,334	—	—	371,795	1,208,334	1,580,129	287,986	2010	1/22/2013	300
Grape Creek	TX	—	232,999	710,940	—	—	232,999	710,940	943,939	181,290	2010	8/30/2012	300
Hamilton	TX	626,000	140,174	1,021,615	—	—	140,174	1,021,615	1,161,789	192,404	2009	4/30/2014	300
Hardin	TX	—	143,336	805,614	—	—	143,336	805,614	948,950	205,432	2010	8/30/2012	300
Harker Heights	TX	—	488,753	907,685	—	—	488,753	907,685	1,396,438	237,511	2000	6/1/2012	300
Harker Heights	TX	—	469,370	726,352	—	—	469,370	726,352	1,195,722	180,378	2011	10/31/2012	300
Hebbronville	TX	—	481,250	893,750	—	—	481,250	893,750	1,375,000	215,990	1995	12/14/2012	300
Hebbronville	TX	—	240,000	1,014,676	—	—	240,000	1,014,676	1,254,676	201,244	2010	1/24/2014	300
Hewitt	TX	—	493,299	763,382	—	—	493,299	763,382	1,256,681	189,573	2011	10/31/2012	300
Hidalgo	TX	—	450,411	1,115,114	—	—	450,411	1,115,114	1,565,525	221,164	2009	1/24/2014	300
Houston	TX	—	279,181	518,479	—	—	279,181	518,479	797,660	135,669	1987	6/1/2012	300
Houston	TX	—	434,980	807,819	—	—	434,980	807,819	1,242,799	211,379	2003	6/1/2012	300
Houston	TX	—	429,081	796,866	—	—	429,081	796,866	1,225,947	208,513	2003	6/1/2012	300
Houston	TX	—	490,377	910,700	—	—	490,377	910,700	1,401,077	238,300	2010	6/1/2012	300
Houston	TX	—	565,402	874,961	—	—	565,402	874,961	1,440,363	217,282	2011	10/31/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houston	TX	—	650,000	866,899	—	—	650,000	866,899	1,516,899	215,280	2011	10/31/2012	300
Houston	TX	—	562,086	869,831	—	—	562,086	869,831	1,431,917	216,008	2011	10/31/2012	300
Houston	TX	—	467,805	868,780	—	—	467,805	868,780	1,336,585	209,955	2011	12/14/2012	300
Houston	TX	—	610,149	1,133,135	—	—	610,149	1,133,135	1,743,284	273,841	1988	12/14/2012	300
Houston	TX	—	474,480	881,178	—	—	474,480	881,178	1,355,658	212,951	2012	12/14/2012	300
Houston	TX	—	310,255	1,220,545	—	—	310,255	1,220,545	1,530,800	262,417	1950	8/22/2013	300
Houston	TX	—	283,623	1,115,777	—	—	283,623	1,115,777	1,399,400	239,892	2012	8/22/2013	300
Houston	TX	—	440,874	1,091,500	—	—	440,874	1,091,500	1,532,374	216,481	2009	1/24/2014	300
Houston	TX	—	347,071	986,059	—	—	347,071	986,059	1,333,130	188,995	2014	3/28/2014	300
Houston	TX	—	411,188	1,025,275	—	—	411,188	1,025,275	1,436,463	42,720	2015	12/28/2017	300
Houston	TX	—	449,066	1,119,724	—	—	449,066	1,119,724	1,568,790	46,655	2016	12/28/2017	300
Hubbard	TX	—	128,604	857,007	—	—	128,604	857,007	985,611	169,973	2008	1/24/2014	300
Iraan	TX	—	207,052	823,848	—	—	207,052	823,848	1,030,900	34,327	2015	12/28/2017	300
Itasca	TX	543,000	118,010	860,081	—	—	118,010	860,081	978,091	161,982	2009	4/1/2014	300
Jefferson	TX	—	339,075	1,333,925	—	—	339,075	1,333,925	1,673,000	286,794	2000	8/22/2013	300
Joaquin	TX	656,000	135,219	985,502	—	—	135,219	985,502	1,120,721	185,603	2009	4/1/2014	300
Katy	TX	—	554,109	857,486	—	—	554,109	857,486	1,411,595	212,942	2011	10/31/2012	300
Katy	TX	—	346,827	985,367	—	—	346,827	985,367	1,332,194	205,285	2013	10/11/2013	300
Kaufman	TX	—	488,687	907,561	—	—	488,687	907,561	1,396,248	237,478	2002	6/1/2012	300
Kermit	TX	—	234,478	922,439	—	—	234,478	922,439	1,156,917	204,474	2012	6/21/2013	300
Killeen	TX	—	480,758	892,837	—	—	480,758	892,837	1,373,595	233,626	2001	6/1/2012	300
Killeen	TX	—	471,572	729,760	—	—	471,572	729,760	1,201,332	181,224	2011	10/31/2012	300
Killeen	TX	—	380,000	881,852	—	—	380,000	881,852	1,261,852	107,292	2014	12/15/2015	300
Killeen	TX	—	440,000	830,465	—	—	440,000	830,465	1,270,465	101,040	2014	12/15/2015	300
Lacy Lakeview	TX	—	429,768	798,141	—	—	429,768	798,141	1,227,909	208,847	2001	6/1/2012	300
Lakehills	TX	—	183,968	795,341	—	—	183,968	795,341	979,309	202,812	2010	8/30/2012	300
Lamesa	TX	—	450,012	835,736	—	—	450,012	835,736	1,285,748	218,684	2001	6/1/2012	300
Leonard	TX	—	277,575	515,496	—	—	277,575	515,496	793,071	134,888	2000	6/1/2012	300
Llano	TX	804,000	179,332	1,307,011	—	—	179,332	1,307,011	1,486,343	246,154	2009	4/1/2014	300
Longview	TX	—	435,985	809,687	—	—	435,985	809,687	1,245,672	195,674	1987	12/14/2012	300
Longview	TX	—	473,119	878,650	—	—	473,119	878,650	1,351,769	212,340	2001	12/14/2012	300
Longview	TX	—	150,012	278,594	—	—	150,012	278,594	428,606	67,327	2001	12/14/2012	300
Los Fresnos	TX	—	533,059	989,968	—	—	533,059	989,968	1,523,027	259,041	2002	6/1/2012	300
Lufkin	TX	—	267,700	497,158	—	—	267,700	497,158	764,858	120,146	2010	12/14/2012	300
Marfa	TX	—	310,000	1,325,712	—	—	310,000	1,325,712	1,635,712	262,933	2010	1/24/2014	300
Marshall	TX	—	665,113	1,235,211	—	—	665,113	1,235,211	1,900,324	323,213	2005	6/1/2012	300
Memphis	TX	461,000	102,312	745,672	—	—	102,312	745,672	847,984	140,435	2009	4/1/2014	300
Midland	TX	—	544,075	1,322,431	—	—	544,075	1,322,431	1,866,506	1,104,117	1998	2/3/1998	300
Midland	TX	—	194,594	790,843	—	—	194,594	790,843	985,437	201,665	2010	8/30/2012	300
Monahans	TX	—	473,723	879,770	—	—	473,723	879,770	1,353,493	212,611	2001	12/14/2012	300
Monte Alto	TX	—	370,770	1,205,004	—	—	370,770	1,205,004	1,575,774	287,193	2011	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Morton	TX	—	190,918	751,074	—	—	190,918	751,074	941,992	166,488	2012	6/21/2013	300
Mount Enterprise	TX	—	510,030	947,198	—	—	510,030	947,198	1,457,228	228,906	2005	12/14/2012	300
Mt Vernon	TX	641,000	132,850	968,238	—	—	132,850	968,238	1,101,088	182,352	2009	4/1/2014	300
Nacogdoches	TX	—	585,075	1,086,567	—	—	585,075	1,086,567	1,671,642	262,587	2001	12/14/2012	300
New Boston	TX	—	226,547	420,730	—	—	226,547	420,730	647,277	110,091	2000	6/1/2012	300
Odessa	TX	—	200,900	874,978	—	—	200,900	874,978	1,075,878	223,119	2010	8/30/2012	300
Odessa	TX	—	393,275	795,622	—	—	393,275	795,622	1,188,897	202,884	2010	8/30/2012	300
Odessa	TX	—	299,235	687,360	—	—	299,235	687,360	986,595	175,277	2010	8/30/2012	300
Onalaska	TX	—	455,522	845,970	—	—	455,522	845,970	1,301,492	204,443	2001	12/14/2012	300
Orange	TX	—	359,323	1,413,577	—	—	359,323	1,413,577	1,772,900	303,919	2013	8/22/2013	300
Orange	TX	—	267,166	1,051,034	—	—	267,166	1,051,034	1,318,200	225,972	2012	8/22/2013	300
Paris	TX	—	194,054	844,235	—	—	194,054	844,235	1,038,289	215,280	2010	8/30/2012	300
Pasadena	TX	—	274,400	1,079,491	—	—	274,400	1,079,491	1,353,891	239,287	2012	6/21/2013	300
Pearsall	TX	—	314,465	584,006	—	—	314,465	584,006	898,471	152,815	1999	6/1/2012	300
Pearsall	TX	—	179,547	938,079	—	—	179,547	938,079	1,117,626	186,052	2009	1/24/2014	300
Perryton	TX	—	534,489	992,623	—	—	534,489	992,623	1,527,112	239,884	2006	12/14/2012	300
Pharr	TX	—	506,911	941,407	—	—	506,911	941,407	1,448,318	246,335	2004	6/1/2012	300
Pinehurst	TX	—	556,823	861,686	—	—	556,823	861,686	1,418,509	213,985	2011	10/31/2012	300
Pineland	TX	703,000	149,928	1,092,708	—	—	149,928	1,092,708	1,242,636	205,793	2009	4/1/2014	300
Pittsburg	TX	—	469,724	872,344	—	—	469,724	872,344	1,342,068	228,263	2001	6/1/2012	300
Port Acres	TX	—	268,899	499,384	—	—	268,899	499,384	768,283	130,672	2003	6/1/2012	300
Port Arthur	TX	—	253,535	828,487	—	—	253,535	828,487	1,082,022	211,264	2010	8/30/2012	300
Port Neches	TX	—	498,469	925,729	—	—	498,469	925,729	1,424,198	223,718	2002	12/14/2012	300
Porter	TX	—	559,462	1,039,001	—	—	559,462	1,039,001	1,598,463	251,092	2002	12/14/2012	300
Progresso	TX	—	200,597	372,537	—	—	200,597	372,537	573,134	90,030	2002	12/14/2012	300
Rio Grande City	TX	—	171,514	896,112	—	—	171,514	896,112	1,067,626	177,729	2009	1/24/2014	300
Rio Vista	TX	—	61,254	829,871	—	—	61,254	829,871	891,125	211,617	2010	8/30/2012	300
Rockdale	TX	592,000	174,972	845,963	—	—	174,972	845,963	1,020,935	159,323	2009	4/1/2014	300
Rosenberg	TX	—	408,933	759,448	—	—	408,933	759,448	1,168,381	198,722	2009	6/1/2012	300
Rusk	TX	—	446,174	828,610	—	—	446,174	828,610	1,274,784	200,247	2001	12/14/2012	300
Saginaw	TX	—	485,162	901,016	—	—	485,162	901,016	1,386,178	235,766	2004	6/1/2012	300
San Angelo	TX	—	308,573	1,000,504	—	—	308,573	1,000,504	1,309,077	255,128	2010	8/30/2012	300
San Antonio	TX	—	663,903	1,232,962	—	—	663,903	1,232,962	1,896,865	322,625	2004	6/1/2012	300
San Antonio	TX	—	474,828	881,824	—	—	474,828	881,824	1,356,652	230,744	2004	6/1/2012	300
San Antonio	TX	—	357,827	664,536	—	—	357,827	664,536	1,022,363	173,887	2004	6/1/2012	300
San Antonio	TX	—	637,451	1,183,837	—	—	637,451	1,183,837	1,821,288	309,771	2004	6/1/2012	300
San Antonio	TX	—	265,044	818,313	—	—	265,044	818,313	1,083,357	208,670	2010	8/30/2012	300
San Antonio	TX	—	273,109	896,601	—	—	273,109	896,601	1,169,710	228,633	2010	8/30/2012	300
San Antonio	TX	—	408,997	1,329,239	—	—	408,997	1,329,239	1,738,236	316,802	2010	1/22/2013	300
San Antonio	TX	—	325,537	1,280,663	—	—	325,537	1,280,663	1,606,200	275,343	2012	8/22/2013	300
San Augustine	TX	—	468,018	869,176	—	—	468,018	869,176	1,337,194	210,051	2001	12/14/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
San Benito	TX	—	149,582	781,526	—	—	149,582	781,526	931,108	155,003	2008	1/24/2014	300
Santa Fe	TX	—	450,685	1,115,790	—	—	450,685	1,115,790	1,566,475	221,298	2009	1/24/2014	300
Schertz	TX	—	300,878	558,773	—	—	300,878	558,773	859,651	146,212	2004	6/1/2012	300
Sealy	TX	723,000	213,880	1,034,081	—	—	213,880	1,034,081	1,247,961	194,752	2009	4/1/2014	300
Seminole	TX	—	103,470	899,122	—	—	103,470	899,122	1,002,592	229,276	2010	8/30/2012	300
Seminole	TX	—	364,491	1,433,909	—	—	364,491	1,433,909	1,798,400	308,291	2001	8/22/2013	300
Sherman	TX	—	242,135	449,678	—	—	242,135	449,678	691,813	117,666	2000	6/1/2012	300
Sullivan City	TX	—	496,544	922,154	—	—	496,544	922,154	1,418,698	222,854	2003	12/14/2012	300
Taft	TX	—	177,408	926,908	—	—	177,408	926,908	1,104,316	183,837	2010	1/24/2014	300
Temple	TX	—	248,015	805,588	—	—	248,015	805,588	1,053,603	205,425	2010	8/30/2012	300
Temple	TX	—	580,869	1,078,758	—	—	580,869	1,078,758	1,659,627	260,700	2002	12/14/2012	300
Texas City	TX	—	238,472	973,286	—	—	238,472	973,286	1,211,758	248,188	2010	8/30/2012	300
Three Rivers	TX	—	225,995	1,068,797	—	—	225,995	1,068,797	1,294,792	211,978	2010	1/24/2014	300
Valley View	TX	—	185,843	878,905	—	—	185,843	878,905	1,064,748	174,316	2009	1/24/2014	300
Van Horn	TX	707,000	147,318	1,073,686	—	—	147,318	1,073,686	1,221,004	202,211	2009	4/1/2014	300
Waco	TX	—	527,779	980,161	—	—	527,779	980,161	1,507,940	256,475	2001	6/1/2012	300
Wells	TX	—	141,780	840,639	—	—	141,780	840,639	982,419	214,363	2010	8/30/2012	300
Wichita Falls	TX	—	297,454	552,415	—	—	297,454	552,415	849,869	144,549	2000	6/1/2012	300
Willis	TX	—	664,432	1,233,946	—	—	664,432	1,233,946	1,898,378	322,882	2004	6/1/2012	300
Wills Point	TX	—	417,304	774,994	—	—	417,304	774,994	1,192,298	187,290	2011	12/14/2012	300
Wilmer	TX	—	489,576	909,212	—	—	489,576	909,212	1,398,788	219,726	2002	12/14/2012	300
Winnsboro	TX	—	446,940	830,031	—	—	446,940	830,031	1,276,971	200,591	2000	12/14/2012	300
Winters	TX	—	50,842	811,377	—	—	50,842	811,377	862,219	206,901	2010	8/30/2012	300
Zapata	TX	—	249,421	1,303,154	—	—	249,421	1,303,154	1,552,575	258,459	2010	1/24/2014	300
Kanab	UT	—	563,114	1,045,783	—	—	563,114	1,045,783	1,608,897	273,647	2008	6/1/2012	300
Mt Pleasant	UT	—	573,530	1,065,126	—	—	573,530	1,065,126	1,638,656	278,708	2008	6/1/2012	300
Charlotte Ct Hous	VA	—	154,295	1,028,208	—	—	154,295	1,028,208	1,182,503	203,928	2010	1/24/2014	300
Colonial Heights	VA	—	337,535	1,327,865	—	—	337,535	1,327,865	1,665,400	285,491	2013	8/22/2013	300
Colonial Heights	VA	—	283,623	1,115,777	—	—	283,623	1,115,777	1,399,400	239,892	2012	8/22/2013	300
Concord	VA	—	259,997	906,036	—	—	259,997	906,036	1,166,033	231,039	2010	8/30/2012	300
Craigsville	VA	—	141,713	944,359	—	—	141,713	944,359	1,086,072	187,298	2009	1/24/2014	300
Danville	VA	—	223,469	879,131	—	—	223,469	879,131	1,102,600	189,013	2013	8/22/2013	300
Fancy Gap	VA	—	153,509	1,022,966	—	—	153,509	1,022,966	1,176,475	202,888	2009	1/24/2014	300
Fork Union	VA	—	159,295	1,061,525	—	—	159,295	1,061,525	1,220,820	210,536	2009	1/24/2014	300
Goshen	VA	—	80,157	831,602	—	—	80,157	831,602	911,759	212,059	2010	8/30/2012	300
Madison Heights	VA	—	276,413	936,546	—	—	276,413	936,546	1,212,959	238,819	2011	8/30/2012	300
Mineral	VA	—	202,879	1,059,984	—	—	202,879	1,059,984	1,262,863	210,230	2009	1/24/2014	300
Onley	VA	—	313,433	582,089	—	—	313,433	582,089	895,522	140,672	2001	12/14/2012	300
Portsmouth	VA	—	524,294	973,688	—	—	524,294	973,688	1,497,982	254,782	2002	6/1/2012	300
Rich Creek	VA	—	194,447	940,122	7,500	—	194,447	947,622	1,142,069	180,893	2013	3/25/2014	300
Richmond	VA	—	709,379	1,317,417	—	—	709,379	1,317,417	2,026,796	344,724	2003	6/1/2012	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Richmond	VA	—	344,912	1,356,888	—	—	344,912	1,356,888	1,701,800	291,731	1970	8/22/2013	300
Roanoke	VA	—	591,344	1,098,210	—	—	591,344	1,098,210	1,689,554	287,365	1972	6/1/2012	300
Roanoke	VA	—	655,795	1,217,906	—	—	655,795	1,217,906	1,873,701	294,327	1966	12/14/2012	300
Roanoke	VA	—	478,904	889,394	—	—	478,904	889,394	1,368,298	214,937	1973	12/14/2012	300
Shawsville	VA	—	334,624	1,066,596	—	—	334,624	1,066,596	1,401,220	271,982	2011	8/30/2012	300
Shenandoah	VA	—	192,613	1,006,351	—	—	192,613	1,006,351	1,198,964	199,593	2009	1/24/2014	300
Spotsylvania	VA	—	300,324	1,181,476	—	—	300,324	1,181,476	1,481,800	254,017	2012	8/22/2013	300
Stanleytown	VA	—	359,846	668,286	—	—	359,846	668,286	1,028,132	161,502	2011	12/14/2012	300
Stony Creek	VA	—	237,764	935,366	—	—	237,764	935,366	1,173,130	207,340	2012	6/21/2013	300
Victoria	VA	—	194,099	914,642	—	—	194,099	914,642	1,108,741	233,234	2010	8/30/2012	300
Eagle River	WI	—	208,955	388,060	—	—	208,955	388,060	597,015	93,781	2001	12/14/2012	300
Milwaukee	WI	—	538,419	999,922	—	—	538,419	999,922	1,538,341	261,646	1962	6/1/2012	300
Milwaukee	WI	—	120,000	664,289	32,249	—	120,000	696,538	816,538	141,700	1950	3/14/2014	292
Milwaukee	WI	—	359,110	591,334	—	—	359,110	591,334	950,444	85,588	1959	10/9/2015	266
Spooner	WI	—	564,022	1,047,470	—	—	564,022	1,047,470	1,611,492	274,088	2004	6/1/2012	300
French Creek	WV	—	270,000	1,162,377	—	—	270,000	1,162,377	1,432,377	141,423	2014	12/15/2015	300
Lewisburg	WV	—	290,000	1,063,577	—	—	290,000	1,063,577	1,353,577	129,402	2014	12/15/2015	300
Mount Hope	WV	—	186,300	732,905	—	—	186,300	732,905	919,205	160,018	2013	7/23/2013	300
Princeton	WV	—	280,344	911,119	8,500	—	280,344	919,619	1,199,963	223,412	2008	1/22/2013	299
Rock	WV	—	332,222	1,079,721	—	—	332,222	1,079,721	1,411,943	257,333	2012	1/22/2013	300
Shady Spring	WV	—	204,338	833,689	—	—	204,338	833,689	1,038,027	193,138	2013	3/27/2013	300
Cheyenne	WY	—	521,603	968,690	—	—	521,603	968,690	1,490,293	253,474	2003	6/1/2012	300
Cheyenne	WY	—	564,022	1,047,470	—	—	564,022	1,047,470	1,611,492	274,088	2003	6/1/2012	300

Drug Stores
Atmore	AL	—	1,689,229	4,025,584	—	—	1,689,229	4,025,584	5,714,813	597,128	2007	4/29/2015	300
Auburn	AL	—	1,696,833	3,901,754	—	—	1,696,833	3,901,754	5,598,587	929,918	2009	1/22/2013	300
Bessemer	AL	—	913,349	2,269,571	—	—	913,349	2,269,571	3,182,920	389,610	1998	9/30/2014	300
Huntsville	AL	—	1,971,282	3,528,526	—	—	1,971,282	3,528,526	5,499,808	323,448	2008	9/29/2016	300
Montgomery	AL	—	1,150,000	1,479,627	100,870	—	1,150,000	1,580,497	2,730,497	824,362	1999	2/9/2005	296
Northport	AL	—	1,650,000	4,829,538	—	—	1,650,000	4,829,538	6,479,538	716,381	2000	4/29/2015	300
Tuscaloosa	AL	—	2,000,550	4,371,497	—	—	2,000,550	4,371,497	6,372,047	648,439	2007	4/29/2015	300
Monticello	AR	—	1,990,000	3,710,723	—	—	1,990,000	3,710,723	5,700,723	550,424	2007	4/29/2015	300
Van Buren	AR	—	1,328,049	3,008,245	—	—	1,328,049	3,008,245	4,336,294	636,745	2003	9/25/2013	300
Apache Junction	AZ	—	2,147,586	3,844,103	—	—	2,147,586	3,844,103	5,991,689	352,376	1997	9/29/2016	300
Chandler	AZ	—	—	3,540,215	—	—	—	3,540,215	3,540,215	843,751	2009	1/22/2013	300
Chandler	AZ	—	1,086,262	2,460,559	—	—	1,086,262	2,460,559	3,546,821	520,818	2000	9/25/2013	300
El Mirage	AZ	—	1,179,770	2,672,369	—	—	1,179,770	2,672,369	3,852,139	565,652	2001	9/25/2013	300
Mesa	AZ	—	1,347,649	3,790,620	—	—	1,347,649	3,790,620	5,138,269	840,254	1998	6/14/2013	300
Mesa	AZ	—	1,545,555	4,347,285	—	—	1,545,555	4,347,285	5,892,840	963,648	2001	6/14/2013	300
Phoenix	AZ	—	—	3,381,632	—	—	—	3,381,632	3,381,632	805,956	2008	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Phoenix	AZ	—	1,562,759	4,395,676	—	—	1,562,759	4,395,676	5,958,435	974,375	2001	6/14/2013	300
Surprise	AZ	—	1,358,528	3,821,220	—	—	1,358,528	3,821,220	5,179,748	847,037	1999	6/14/2013	300
Tucson	AZ	—	959,875	2,350,208	138,093	—	959,875	2,488,301	3,448,176	607,727	2001	8/10/2012	297
Bakersfield	CA	—	—	3,501,678	—	—	—	3,501,678	3,501,678	1,523,229	2008	2/26/2008	300
Blythe	CA	—	—	3,762,216	—	—	—	3,762,216	3,762,216	457,736	2012	12/4/2015	300
Clearlake	CA	—	780,000	4,571,338	—	—	780,000	4,571,338	5,351,338	556,179	2009	12/4/2015	300
Encinitas	CA	—	—	3,751,713	—	—	—	3,751,713	3,751,713	1,631,994	2008	2/26/2008	300
Indio	CA	—	2,205,539	4,096,524	—	—	2,205,539	4,096,524	6,302,063	1,781,987	2008	2/21/2008	300
Pico Rivera	CA	—	—	4,633,063	—	—	—	4,633,063	4,633,063	1,104,213	2009	1/22/2013	300
Sacramento	CA	—	1,490,000	3,473,583	—	—	1,490,000	3,473,583	4,963,583	1,140,493	1965	10/22/2010	300
Salinas	CA	—	1,989,715	3,592,519	—	—	1,989,715	3,592,519	5,582,234	149,688	2000	12/21/2017	300
Seal Beach	CA	—	—	4,448,814	—	—	—	4,448,814	4,448,814	541,272	2014	12/4/2015	300
Tracy	CA	—	2,467,993	4,584,246	—	—	2,467,993	4,584,246	7,052,239	2,024,708	2007	12/20/2007	300
Visalia	CA	—	—	4,333,023	—	—	—	4,333,023	4,333,023	1,032,704	2007	1/22/2013	300
Colorado Springs	CO	—	1,025,000	1,645,371	36,980	79	1,025,000	1,682,431	2,707,431	950,232	1999	2/9/2005	300
Colorado Springs	CO	—	1,547,023	3,504,257	151,037	—	1,547,023	3,655,294	5,202,317	770,092	2000	8/29/2013	298
Fort Collins	CO	—	1,100,000	1,385,014	—	79	1,100,000	1,385,093	2,485,093	768,753	1999	2/9/2005	300
Littleton	CO	—	1,498,300	3,393,892	306,173	—	1,498,300	3,700,065	5,198,365	771,693	1999	8/29/2013	294
Montrose	CO	—	1,958,248	3,505,195	—	—	1,958,248	3,505,195	5,463,443	321,310	2006	9/29/2016	300
Boulder	CO	—	426,675	1,199,508	—	—	426,675	1,199,508	1,626,183	1,127,283	1982	1/5/1984	300
Berlin	CT	—	1,532,460	3,786,614	—	—	1,532,460	3,786,614	5,319,074	725,768	2007	3/31/2014	300
Branford	CT	—	1,760,000	3,849,409	—	—	1,760,000	3,849,409	5,609,409	737,803	2007	3/31/2014	300
Millsboro	DE	—	900,000	4,039,490	—	—	900,000	4,039,490	4,939,490	491,471	2014	12/4/2015	300
Delray Beach	FL	—	4,893,115	3,541,070	—	—	4,893,115	3,541,070	8,434,185	843,955	2009	1/22/2013	300
Deltona	FL	—	849,162	2,388,495	134,664	140	849,162	2,523,299	3,372,461	547,775	1996	6/4/2013	296
Gainesville	FL	—	1,935,853	3,620,924	—	—	1,935,853	3,620,924	5,556,777	862,987	2009	1/22/2013	300
Jacksonville	FL	—	1,605,187	3,691,020	—	—	1,605,187	3,691,020	5,296,207	879,693	2008	1/22/2013	300
Milton	FL	—	500,000	1,774,311	—	—	500,000	1,774,311	2,274,311	582,565	2009	10/22/2010	300
Orlando	FL	—	960,194	2,372,580	14,576	—	960,194	2,387,156	3,347,350	488,309	1998	12/10/2013	299
Rockledge	FL	—	1,626,972	4,576,292	8,858	—	1,626,972	4,585,150	6,212,122	1,017,645	2008	6/7/2013	300
Saint Augustine	FL	—	1,442,096	4,056,278	—	—	1,442,096	4,056,278	5,498,374	899,142	2008	6/11/2013	300
Winter Park	FL	—	1,075,020	1,664,284	—	—	1,075,020	1,664,284	2,739,304	1,350,871	1997	9/30/1998	300
Acworth	GA	—	1,534,095	3,527,548	—	—	1,534,095	3,527,548	5,061,643	840,732	2003	1/22/2013	300
Adel	GA	—	500,000	1,056,116	48,524	—	500,000	1,104,640	1,604,640	595,407	1997	4/29/2005	295
Austell	GA	—	1,234,384	3,610,300	—	—	1,234,384	3,610,300	4,844,684	860,455	2008	1/22/2013	300
Blackshear	GA	—	430,000	1,005,393	46,950	—	430,000	1,052,343	1,482,343	558,992	1996	4/29/2005	297
Bowdon	GA	—	410,000	1,010,615	68,692	—	410,000	1,079,306	1,489,306	558,554	1997	4/29/2005	296
Columbus	GA	—	1,740,000	5,024,581	1,175	—	1,740,000	5,025,756	6,765,756	1,114,606	2008	6/14/2013	300
Decatur	GA	—	1,546,047	3,555,032	64,645	—	1,546,047	3,619,677	5,165,724	871,273	1997	1/22/2013	298
East Ellijay	GA	—	1,317,709	3,029,984	—	—	1,317,709	3,029,984	4,347,693	722,146	2009	1/22/2013	300
Lawrenceville	GA	—	1,109,742	3,121,445	71,737	—	1,109,742	3,193,182	4,302,924	708,676	2001	6/28/2013	298

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lithia Springs	GA	—	1,543,512	3,549,202	—	—	1,543,512	3,549,202	5,092,714	845,893	2003	1/22/2013	300
Quitman	GA	—	730,000	856,586	—	—	730,000	856,586	1,586,586	475,397	1999	2/9/2005	300
Rome	GA	—	—	3,389,465	—	—	—	3,389,465	3,389,465	807,823	2009	1/22/2013	300
Rome	GA	—	1,293,890	3,639,408	—	—	1,293,890	3,639,408	4,933,298	806,735	2009	6/12/2013	300
Cairo	GA	—	330,000	1,152,243	54,608	—	330,000	1,206,851	1,536,851	639,896	1996	4/29/2005	297
Altoona	IA	—	1,440,000	3,440,755	—	—	1,440,000	3,440,755	4,880,755	315,403	2006	9/29/2016	300
Iowa City	IA	—	1,892,972	3,388,354	—	—	1,892,972	3,388,354	5,281,326	310,599	1999	9/29/2016	300
Ottumwa	IA	—	1,687,561	3,880,433	—	—	1,687,561	3,880,433	5,567,994	924,837	2004	1/22/2013	300
Waterloo	IA	—	1,760,000	4,023,600	—	—	1,760,000	4,023,600	5,783,600	596,834	2008	4/29/2015	300
Blackfoot	ID	—	560,000	1,932,186	60,641	—	560,000	1,992,827	2,552,827	1,079,303	1999	2/9/2005	298
Burley	ID	—	700,000	2,011,543	62,154	—	700,000	2,073,697	2,773,697	1,123,520	1999	2/9/2005	298
Chubbuck	ID	—	890,000	1,267,183	52,044	—	890,000	1,319,227	2,209,227	709,025	1999	2/9/2005	298
Calumet City	IL	—	1,434,290	2,589,674	—	—	1,434,290	2,589,674	4,023,964	107,903	2004	12/27/2017	300
Chicago	IL	—	1,589,068	2,841,507	171,423	—	1,589,068	3,012,930	4,601,998	797,651	2002	6/29/2012	293
Chicago	IL	—	1,462,870	3,735,267	—	—	1,462,870	3,735,267	5,198,137	890,239	2008	1/22/2013	300
Chicago	IL	—	1,744,950	3,952,594	54,218	—	1,744,950	4,006,813	5,751,763	842,379	2003	9/3/2013	299
Chicago	IL	—	1,584,794	4,502,544	—	—	1,584,794	4,502,544	6,087,338	923,022	2002	11/12/2013	300
Chicago Heights	IL	—	1,272,921	3,580,429	40,798	—	1,272,921	3,621,227	4,894,148	797,982	2001	6/4/2013	299
Darien	IL	—	1,198,099	3,369,971	34,303	—	1,198,099	3,404,274	4,602,373	761,859	2002	5/31/2013	299
Deerfield	IL	—	4,092,687	11,511,770	—	—	4,092,687	11,511,770	15,604,457	1,767,879	1984	8/27/2013	420
Deerfield	IL	—	4,261,874	11,987,653	—	—	4,261,874	11,987,653	16,249,527	1,840,961	1984	8/27/2013	420
Deerfield	IL	—	4,082,432	11,482,923	—	—	4,082,432	11,482,923	15,565,355	1,763,449	1984	8/27/2013	420
Deerfield	IL	—	4,089,453	11,502,673	—	—	4,089,453	11,502,673	15,592,126	1,766,482	1984	8/27/2013	420
Deerfield	IL	—	2,586,157	7,274,253	—	—	2,586,157	7,274,253	9,860,410	1,117,117	1976	8/27/2013	420
Deerfield	IL	—	3,180,926	8,947,200	—	—	3,180,926	8,947,200	12,128,126	1,374,034	1976	8/27/2013	420
Dolton	IL	—	1,860,000	4,204,975	—	—	1,860,000	4,204,975	6,064,975	427,506	2008	6/30/2016	300
East Peoria	IL	—	1,217,434	2,532,652	—	—	1,217,434	2,532,652	3,750,086	257,486	1998	6/30/2016	300
Maryville	IL	—	780,685	2,344,436	—	—	780,685	2,344,436	3,125,121	730,683	2008	3/16/2011	300
Moline	IL	—	1,104,813	3,748,707	—	—	1,104,813	3,748,707	4,853,520	893,442	2008	1/22/2013	300
Oak Forest	IL	—	1,562,490	4,394,918	—	—	1,562,490	4,394,918	5,957,408	974,207	2009	6/6/2013	300
Pekin	IL	—	897,200	1,866,462	—	—	897,200	1,866,462	2,763,662	189,757	1998	6/30/2016	300
Peoria	IL	—	867,025	1,803,689	—	—	867,025	1,803,689	2,670,714	183,375	1998	6/30/2016	300
Plainfield	IL	—	1,463,785	3,365,876	—	—	1,463,785	3,365,876	4,829,661	802,200	2008	1/22/2013	300
Rolling Meadows	IL	—	1,841,588	3,325,069	—	—	1,841,588	3,325,069	5,166,657	138,545	2001	12/27/2017	300
Springfield	IL	—	1,343,188	3,778,072	82,178	—	1,343,188	3,860,250	5,203,438	850,313	1999	6/7/2013	299
Springfield	IL	—	1,227,859	3,453,680	—	—	1,227,859	3,453,680	4,681,539	765,566	2008	6/11/2013	300
Troy	IL	—	768,515	1,991,358	—	—	768,515	1,991,358	2,759,873	620,640	2009	3/16/2011	300
Anderson	IN	—	937,591	2,123,795	375	—	937,591	2,124,170	3,061,761	449,562	1998	9/11/2013	300
Aurora	IN	—	980,000	2,521,122	375	—	980,000	2,521,497	3,501,497	298,356	1998	1/5/2016	300
Chesterton	IN	—	616,498	4,930,886	—	—	616,498	4,930,886	5,547,384	1,175,194	2009	1/22/2013	300
Elkhart	IN	—	1,772,161	4,074,966	—	—	1,772,161	4,074,966	5,847,127	971,200	2008	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Fort Wayne	IN	—	1,814,885	3,965,792	—	—	1,814,885	3,965,792	5,780,677	588,259	1997	4/29/2015	300
Fort Wayne	IN	—	1,163,111	2,419,644	375	—	1,163,111	2,420,019	3,583,130	246,022	1999	6/30/2016	300
Fort Wayne	IN	—	1,319,890	2,745,793	—	—	1,319,890	2,745,793	4,065,683	279,156	1999	6/30/2016	300
Fort Wayne	IN	—	1,710,000	3,014,685	—	—	1,710,000	3,014,685	4,724,685	276,346	1999	9/29/2016	300
Hammond	IN	—	667,821	2,656,839	375	50	667,821	2,657,264	3,325,085	712,976	2003	4/12/2012	300
Indianapolis	IN	—	1,630,000	5,235,915	—	—	1,630,000	5,235,915	6,865,915	1,160,628	2008	6/4/2013	300
Indianapolis	IN	—	1,123,685	3,160,662	—	—	1,123,685	3,160,662	4,284,347	700,613	2000	6/28/2013	300
Indianapolis	IN	—	2,008,387	2,996,556	—	—	2,008,387	2,996,556	5,004,943	94,891	1996	3/29/2018	300
Kokomo	IN	—	978,592	2,216,668	145,551	—	978,592	2,362,219	3,340,811	491,037	1998	9/11/2013	296
La Porte	IN	—	1,765,195	3,959,682	—	—	1,765,195	3,959,682	5,724,877	587,353	2005	4/29/2015	300
Logansport	IN	—	903,696	2,245,585	76,549	—	903,696	2,322,134	3,225,830	377,413	1994	12/30/2014	298
Marion	IN	—	1,247,236	3,508,184	—	—	1,247,236	3,508,184	4,755,420	777,647	2000	6/27/2013	300
Monticello	IN	—	694,032	1,952,148	175,768	—	694,032	2,127,916	2,821,948	488,603	1999	6/7/2013	289
Monticello	IN	—	1,430,000	4,425,257	—	—	1,430,000	4,425,257	5,855,257	656,413	2008	4/29/2015	300
New Haven	IN	—	1,140,000	2,764,616	—	—	1,140,000	2,764,616	3,904,616	281,069	1999	6/30/2016	300
Princeton	IN	—	2,033,742	4,676,454	—	—	2,033,742	4,676,454	6,710,196	1,114,555	2009	1/22/2013	300
Salem	IN	—	—	2,351,296	—	—	—	2,351,296	2,351,296	1,163,891	2006	8/16/2006	300
South Bend	IN	—	1,665,544	4,684,786	—	14	1,665,544	4,684,800	6,350,344	1,038,470	2007	6/4/2013	300
Emporia	KS	—	2,035,321	4,447,479	—	—	2,035,321	4,447,479	6,482,800	659,709	2007	4/29/2015	300
Hutchinson	KS	—	1,456,992	3,620,465	—	—	1,456,992	3,620,465	5,077,457	585,308	2002	12/23/2014	300
Kansas City	KS	—	1,290,000	5,192,800	—	—	1,290,000	5,192,800	6,482,800	770,265	2007	4/29/2015	300
Liberal	KS	—	2,000,000	3,595,400	—	—	2,000,000	3,595,400	5,595,400	329,578	2007	9/29/2016	300
Merriam	KS	—	1,441,117	4,053,526	379,032	—	1,441,117	4,432,557	5,873,674	900,111	2001	6/4/2013	285
Newton	KS	—	1,340,000	3,335,460	—	—	1,340,000	3,335,460	4,675,460	539,233	2002	12/23/2014	300
Parsons	KS	—	2,090,000	4,248,446	—	—	2,090,000	4,248,446	6,338,446	630,186	2005	4/29/2015	300
Lebanon	KY	—	1,718,716	4,095,853	—	—	1,718,716	4,095,853	5,814,569	607,552	2008	4/29/2015	300
Louisville	KY	—	2,386,891	4,017,753	—	—	2,386,891	4,017,753	6,404,644	957,564	2009	1/22/2013	300
Louisville	KY	—	1,785,691	4,106,077	—	—	1,785,691	4,106,077	5,891,768	978,615	2009	1/22/2013	300
Louisville	KY	—	1,565,241	3,947,885	—	—	1,565,241	3,947,885	5,513,126	940,913	2009	1/22/2013	300
Louisville	KY	—	2,540,000	3,918,593	—	—	2,540,000	3,918,593	6,458,593	581,258	1999	4/29/2015	300
Mayfield	KY	—	1,782,381	4,098,467	—	—	1,782,381	4,098,467	5,880,848	976,801	2009	1/22/2013	300
Paducah	KY	—	1,792,850	4,021,718	—	—	1,792,850	4,021,718	5,814,568	596,555	2005	4/29/2015	300
Radcliff	KY	—	1,305,607	3,960,699	—	—	1,305,607	3,960,699	5,266,306	943,967	2008	1/22/2013	300
Amite	LA	—	1,633,328	3,755,728	—	—	1,633,328	3,755,728	5,389,056	895,115	2010	1/22/2013	300
Gretna	LA	—	3,570,000	5,037,780	—	—	3,570,000	5,037,780	8,607,780	864,819	2014	9/30/2014	300
Morgan City	LA	—	1,378,894	3,170,675	—	—	1,378,894	3,170,675	4,549,569	755,677	2008	1/22/2013	300
Pineville	LA	—	1,527,708	3,593,739	—	—	1,527,708	3,593,739	5,121,447	569,009	2004	1/7/2015	300
Brockton	MA	—	1,420,000	5,586,439	—	—	1,420,000	5,586,439	7,006,439	1,070,734	2007	3/31/2014	300
Melrose	MA	—	2,450,000	5,344,307	—	—	2,450,000	5,344,307	7,794,307	1,024,326	2007	3/31/2014	300
Baltimore	MD	—	—	3,545,162	—	—	—	3,545,162	3,545,162	431,328	2014	12/4/2015	300
Elkton	MD	—	1,751,013	3,252,546	—	—	1,751,013	3,252,546	5,003,559	1,414,856	2008	2/21/2008	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Laurel	MD	—	—	2,400,696	—	—	—	2,400,696	2,400,696	1,188,344	2006	8/16/2006	300
Biddeford	ME	—	—	3,587,125	—	—	—	3,587,125	3,587,125	854,931	2009	1/22/2013	300
Brewer	ME	—	2,030,000	4,935,503	—	—	2,030,000	4,935,503	6,965,503	1,094,037	2008	6/6/2013	300
Farmington	ME	—	1,310,995	3,687,522	—	—	1,310,995	3,687,522	4,998,517	817,401	2008	6/12/2013	300
Lisbon	ME	—	1,403,949	3,948,979	—	—	1,403,949	3,948,979	5,352,928	875,357	2008	6/13/2013	300
Machias	ME	—	1,250,032	3,516,047	—	—	1,250,032	3,516,047	4,766,079	779,390	2007	6/5/2013	300
Portland	ME	—	2,100,849	3,902,402	—	—	2,100,849	3,902,402	6,003,251	1,723,560	2007	12/20/2007	300
Belleville	MI	—	1,091,638	1,971,002	—	—	1,091,638	1,971,002	3,062,640	82,125	1999	12/27/2017	300
Belleville	MI	—	601,228	1,217,670	—	—	601,228	1,217,670	1,818,898	18,265	1998	8/17/2018	300
Charlotte	MI	—	466,474	3,640,666	—	—	466,474	3,640,666	4,107,140	867,692	2009	1/22/2013	300
Dearborn	MI	—	2,170,000	4,413,371	—	—	2,170,000	4,413,371	6,583,371	654,650	1999	4/29/2015	300
Gladwin	MI	—	1,365,747	2,536,910	—	—	1,365,747	2,536,910	3,902,657	1,103,555	2007	2/21/2008	300
Jackson	MI	—	2,140,000	4,436,052	—	—	2,140,000	4,436,052	6,576,052	470,010	2004	4/29/2015	300
Macomb	MI	—	1,084,185	3,049,559	—	—	1,084,185	3,049,559	4,133,744	675,986	2008	6/25/2013	300
Metamora	MI	—	859,139	2,291,557	—	—	859,139	2,291,557	3,150,696	1,134,321	2006	8/16/2006	300
Mount Pleasant	MI	2,560,353	879,419	3,713,692	—	—	879,419	3,713,692	4,593,111	885,097	2009	1/22/2013	300
Northville	MI	—	982,099	3,849,614	—	—	982,099	3,849,614	4,831,713	917,491	2008	1/22/2013	300
Norton Shores	MI	—	2,046,387	4,471,658	—	—	2,046,387	4,471,658	6,518,045	663,296	2006	4/29/2015	300
Port Huron	MI	—	1,908,747	4,281,697	—	—	1,908,747	4,281,697	6,190,444	635,118	2000	4/29/2015	300
Portage	MI	—	1,640,000	4,489,124	—	—	1,640,000	4,489,124	6,129,124	665,887	2007	4/29/2015	300
Rockwood	MI	—	972,962	2,736,715	57,643	—	972,962	2,794,358	3,767,320	615,610	2008	6/25/2013	299
Romulus	MI	—	755,647	1,530,415	—	—	755,647	1,530,415	2,286,062	22,956	2001	8/17/2018	300
Royal Oak	MI	—	2,550,000	4,382,053	—	—	2,550,000	4,382,053	6,932,053	650,004	2003	4/29/2015	300
Taylor	MI	—	2,092,605	4,572,653	—	—	2,092,605	4,572,653	6,665,258	678,277	2002	4/29/2015	300
Troy	MI	—	3,184,828	—	9,976	—	3,184,828	9,976	3,194,804	6,658	2007	6/27/2013	120
Washington Townsh	MI	—	1,028,277	2,892,301	—	—	1,028,277	2,892,301	3,920,578	641,127	2008	6/25/2013	300
Brooklyn Park	MN	—	—	4,106,753	—	—	—	4,106,753	4,106,753	978,776	2009	1/22/2013	300
Cloquet	MN	—	1,220,000	5,151,588	—	—	1,220,000	5,151,588	6,371,588	1,141,935	2012	6/7/2013	300
Grand Rapids	MN	3,312,017	499,111	4,072,537	—	—	499,111	4,072,537	4,571,648	970,621	2010	1/22/2013	300
Blue Springs	MO	—	1,716,297	2,856,069	—	—	1,716,297	2,856,069	4,572,366	90,442	1996	3/29/2018	300
Dellwood	MO	—	766,461	2,438,272	—	—	766,461	2,438,272	3,204,733	759,928	2009	3/16/2011	300
Des Peres	MO	—	2,280,000	3,811,179	—	—	2,280,000	3,811,179	6,091,179	349,358	2000	9/29/2016	300
Farmington	MO	—	1,580,000	5,184,052	—	—	1,580,000	5,184,052	6,764,052	1,149,131	2005	6/27/2013	300
Harrisonville	MO	—	1,473,335	3,387,834	—	—	1,473,335	3,387,834	4,861,169	807,434	2008	1/22/2013	300
Kansas City	MO	—	1,875,478	4,207,068	—	—	1,875,478	4,207,068	6,082,546	624,048	1998	4/29/2015	300
Lees Summit	MO	—	2,005,545	3,589,855	—	—	2,005,545	3,589,855	5,595,400	329,070	2013	9/29/2016	300
Rolla	MO	—	1,893,125	3,388,626	—	—	1,893,125	3,388,626	5,281,751	310,624	2002	9/29/2016	300
St Louis	MO	—	2,270,000	4,066,675	—	—	2,270,000	4,066,675	6,336,675	372,779	1996	9/29/2016	300
St. John	MO	—	2,300,000	3,824,235	—	—	2,300,000	3,824,235	6,124,235	567,262	2000	4/29/2015	300
St. Joseph	MO	—	1,293,855	3,639,311	—	—	1,293,855	3,639,311	4,933,166	806,714	1999	6/7/2013	300
St. Louis	MO	—	744,817	2,300,087	—	—	744,817	2,300,087	3,044,904	716,860	2009	3/16/2011	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
St. Louis	MO	—	1,117,749	3,143,966	—	—	1,117,749	3,143,966	4,261,715	696,912	1999	6/14/2013	300
St. Louis	MO	—	2,190,000	5,109,166	—	—	2,190,000	5,109,166	7,299,166	1,132,532	2003	6/27/2013	300
Wildwood	MO	—	681,200	2,649,759	12,946	—	681,200	2,662,706	3,343,906	827,325	2005	3/16/2011	300
Byram	MS	—	1,243,088	3,425,993	—	—	1,243,088	3,425,993	4,669,081	816,528	2008	1/22/2013	300
Flowood	MS	—	1,828,528	3,995,605	—	—	1,828,528	3,995,605	5,824,133	592,681	2006	4/29/2015	300
Forest	MS	—	—	2,991,069	—	—	—	2,991,069	2,991,069	712,871	2009	1/22/2013	300
Greenwood	MS	—	520,000	3,480,407	—	—	520,000	3,480,407	4,000,407	388,645	2005	3/29/2016	300
Jackson	MS	—	1,749,695	4,347,797	—	—	1,749,695	4,347,797	6,097,492	746,372	2013	9/30/2014	300
Philadelphia	MS	—	1,390,000	3,636,895	—	—	1,390,000	3,636,895	5,026,895	333,382	2007	9/29/2016	300
Picayune	MS	—	1,721,543	4,102,591	—	—	1,721,543	4,102,591	5,824,134	608,551	2005	4/29/2015	300
Kalispell	MT	—	1,890,000	3,629,051	—	—	1,890,000	3,629,051	5,519,051	538,309	2004	4/29/2015	300
Asheville	NC	—	—	3,118,366	—	—	—	3,118,366	3,118,366	743,211	2008	1/22/2013	300
Charlotte	NC	—	923,616	2,092,139	36,891	—	923,616	2,129,030	3,052,646	468,324	1998	9/27/2013	296
Creedmoor	NC	—	1,280,821	2,945,163	—	—	1,280,821	2,945,163	4,225,984	701,931	2009	1/22/2013	300
High Point	NC	—	1,573,851	4,426,874	—	—	1,573,851	4,426,874	6,000,725	981,290	2006	6/11/2013	300
Holly Springs	NC	—	1,451,019	3,336,520	—	—	1,451,019	3,336,520	4,787,539	795,204	2009	1/22/2013	300
Roanoke Rapids	NC	—	1,103,934	2,538,422	—	—	1,103,934	2,538,422	3,642,356	604,991	2008	1/22/2013	300
Walkertown	NC	—	1,351,535	3,107,765	—	—	1,351,535	3,107,765	4,459,300	740,684	2009	1/22/2013	300
Whiteville	NC	—	630,049	2,183,384	—	—	630,049	2,183,384	2,813,433	178,310	2004	12/13/2016	300
Grand Island	NE	—	1,730,000	3,792,128	—	—	1,730,000	3,792,128	5,522,128	562,499	1995	4/29/2015	300
Omaha	NE	—	1,782,721	3,895,510	—	—	1,782,721	3,895,510	5,678,231	577,834	2007	4/29/2015	300
Omaha	NE	—	1,651,643	3,229,112	—	—	1,651,643	3,229,112	4,880,755	296,002	2004	9/29/2016	300
South Sioux City	NE	—	1,789,238	3,202,672	—	—	1,789,238	3,202,672	4,991,910	293,578	2006	9/29/2016	300
Derry	NH	—	1,210,000	4,443,660	—	—	1,210,000	4,443,660	5,653,660	851,702	2007	3/31/2014	300
Dover	NH	—	1,844,188	4,556,875	—	—	1,844,188	4,556,875	6,401,063	873,401	1982	3/31/2014	300
Plaistow	NH	—	940,000	4,421,512	—	—	940,000	4,421,512	5,361,512	980,102	2010	6/14/2013	300
Carlstadt	NJ	—	2,630,000	4,733,522	—	—	2,630,000	4,733,522	7,363,522	812,588	2003	9/30/2014	300
Hamilton Township	NJ	—	1,712,024	2,766,975	—	—	1,712,024	2,766,975	4,478,999	115,291	2000	12/27/2017	300
Jackson	NJ	—	1,060,000	3,040,000	—	—	1,060,000	3,040,000	4,100,000	369,867	2013	12/4/2015	300
Ledgewood	NJ	—	2,060,000	5,490,100	—	—	2,060,000	5,490,100	7,550,100	1,052,269	2008	3/31/2014	300
Mount Ephraim	NJ	—	2,410,000	5,039,976	—	—	2,410,000	5,039,976	7,449,976	965,995	2007	3/31/2014	300
Sewell	NJ	—	1,510,000	4,969,996	—	—	1,510,000	4,969,996	6,479,996	952,583	2008	3/31/2014	300
Farmington	NM	—	1,652,630	4,106,603	—	—	1,652,630	4,106,603	5,759,233	704,967	2004	9/30/2014	300
Carson City	NV	—	800,000	2,770,950	94,862	—	800,000	2,865,812	3,665,812	1,547,553	1999	2/9/2005	298
Reno	NV	—	1,100,000	2,602,911	74,159	175	1,100,000	2,677,245	3,777,245	1,449,567	1998	2/9/2005	298
Reno	NV	—	850,000	2,306,647	74,159	—	850,000	2,380,806	3,230,806	1,284,966	1999	2/9/2005	298
Reno	NV	—	—	3,951,105	—	—	—	3,951,105	3,951,105	941,680	2009	1/22/2013	300
Sun Valley	NV	—	550,000	2,678,380	82,500	—	550,000	2,760,880	3,310,880	1,491,816	1999	2/9/2005	298
Sparks	NV	—	1,000,000	2,271,513	—	—	1,000,000	2,271,513	3,271,513	1,260,681	1999	2/9/2005	300
Angola	NY	—	1,644,457	3,781,320	—	—	1,644,457	3,781,320	5,425,777	901,215	2009	1/22/2013	300
Auburn	NY	—	1,319,171	4,557,735	—	—	1,319,171	4,557,735	5,876,906	1,086,260	2008	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Brooklyn	NY	—	—	3,169,829	—	—	—	3,169,829	3,169,829	755,476	2009	1/22/2013	300
Brooklyn	NY	—	6,286,888	3,091,053	—	—	6,286,888	3,091,053	9,377,941	736,701	2010	1/22/2013	300
Cohoes	NY	—	993,687	2,284,916	65,415	—	993,687	2,350,331	3,344,018	548,950	2001	1/22/2013	297
Flushing	NY	—	—	2,844,843	—	—	—	2,844,843	2,844,843	678,021	2009	1/22/2013	300
Greece	NY	—	1,530,625	4,305,290	—	—	1,530,625	4,305,290	5,835,915	954,339	2008	6/12/2013	300
Jamaica	NY	—	—	3,265,890	—	—	—	3,265,890	3,265,890	778,370	2009	1/22/2013	300
Le Roy	NY	—	664,571	4,160,651	—	—	664,571	4,160,651	4,825,222	991,622	2009	1/22/2013	300
Macedon	NY	—	1,010,000	2,650,110	—	—	1,010,000	2,650,110	3,660,110	322,430	2003	12/29/2015	300
Olean	NY	—	940,000	2,626,150	—	—	940,000	2,626,150	3,566,150	293,253	1999	3/30/2016	300
Ontario	NY	—	650,000	4,099,160	—	—	650,000	4,099,160	4,749,160	498,731	2012	12/4/2015	300
Patchogue	NY	—	1,717,702	5,188,982	—	—	1,717,702	5,188,982	6,906,684	1,236,707	2010	1/22/2013	300
Penn Yan	NY	—	843,439	3,784,664	—	—	843,439	3,784,664	4,628,103	902,012	2007	1/22/2013	300
Plattsburgh	NY	—	2,122,505	4,610,552	—	—	2,122,505	4,610,552	6,733,057	1,098,848	2009	1/22/2013	300
Ridgewood	NY	—	6,872,644	3,221,483	—	—	6,872,644	3,221,483	10,094,127	767,787	2011	1/22/2013	300
Rochester	NY	—	495,551	3,585,587	—	—	495,551	3,585,587	4,081,138	854,565	2010	1/22/2013	300
Rochester	NY	—	—	4,562,079	—	—	—	4,562,079	4,562,079	1,087,295	2011	1/22/2013	300
Saint Albans	NY	—	6,550,000	4,455,729	—	—	6,550,000	4,455,729	11,005,729	987,687	2011	6/26/2013	300
Stony Point	NY	—	2,340,671	4,770,714	—	—	2,340,671	4,770,714	7,111,385	1,137,020	2008	1/22/2013	300
Syracuse	NY	—	1,474,646	4,898,244	—	—	1,474,646	4,898,244	6,372,890	1,167,415	2009	1/22/2013	300
Wilton	NY	—	1,763,372	4,054,756	—	—	1,763,372	4,054,756	5,818,128	966,384	2008	1/22/2013	300
Cadiz	OH	—	904,795	2,080,515	47,152	—	904,795	2,127,667	3,032,462	503,698	1997	1/22/2013	299
Carrollton	OH	—	1,001,306	2,302,436	50,139	—	1,001,306	2,352,575	3,353,881	549,291	1993	1/22/2013	299
Centerville	OH	—	1,971,631	4,308,306	—	—	1,971,631	4,308,306	6,279,937	639,065	2006	4/29/2015	300
Columbus	OH	—	1,153,997	3,245,924	—	—	1,153,997	3,245,924	4,399,921	719,513	2005	6/13/2013	300
Columbus	OH	—	2,580,000	4,383,667	—	—	2,580,000	4,383,667	6,963,667	650,244	2005	4/29/2015	300
Cortland	OH	—	1,440,000	1,364,725	1,250	—	1,440,000	1,365,975	2,805,975	758,664	1999	2/9/2005	300
East Liverpool	OH	—	958,357	2,203,679	55,758	—	958,357	2,259,437	3,217,794	534,670	1998	1/22/2013	299
Franklin	OH	—	1,320,000	4,322,403	—	—	1,320,000	4,322,403	5,642,403	641,156	2006	4/29/2015	300
Lakewood	OH	—	1,873,535	4,202,711	—	—	1,873,535	4,202,711	6,076,246	623,402	2000	4/29/2015	300
Liberty Township	OH	—	1,892,611	4,135,636	—	—	1,892,611	4,135,636	6,028,247	613,453	2006	4/29/2015	300
Lisbon	OH	—	706,599	1,624,777	45,482	—	706,599	1,670,259	2,376,858	394,975	1995	1/22/2013	298
Madison	OH	—	580,000	1,272,742	375	—	580,000	1,273,117	1,853,117	697,906	1997	4/29/2005	300
Mansfield	OH	—	1,653,932	3,803,106	—	—	1,653,932	3,803,106	5,457,038	906,407	2006	1/22/2013	300
Marysville	OH	—	1,654,400	3,804,182	—	—	1,654,400	3,804,182	5,458,582	906,663	2008	1/22/2013	300
Mayfield Heights	OH	—	—	2,703,730	—	—	—	2,703,730	2,703,730	1,176,122	2008	2/21/2008	300
Reynoldsburg	OH	—	1,286,721	3,619,244	284,151	—	1,286,721	3,903,395	5,190,116	832,955	2000	6/7/2013	296
Reynoldsburg	OH	—	1,844,354	3,605,879	—	—	1,844,354	3,605,879	5,450,233	330,539	2006	9/29/2016	300
Sidney	OH	—	1,359,676	3,198,465	26,300	—	1,359,676	3,224,765	4,584,441	507,793	2004	1/7/2015	300
Upper Arlington	OH	—	3,010,646	5,513,043	—	—	3,010,646	5,513,043	8,523,689	1,313,942	2007	1/22/2013	300
Warren	OH	—	960,000	1,326,083	—	—	960,000	1,326,083	2,286,083	735,967	1999	2/9/2005	300
Warren	OH	—	800,000	1,241,503	—	—	800,000	1,241,503	2,041,503	689,025	1999	2/9/2005	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Willowick	OH	—	530,000	1,241,308	375	—	530,000	1,241,683	1,771,683	680,670	1997	4/29/2005	300
Catoosa	OK	—	1,893,125	3,388,626	—	—	1,893,125	3,388,626	5,281,751	310,624	2010	9/29/2016	300
Edmond	OK	—	946,988	—	—	100,000	946,988	100,000	1,046,988	13,535	1984	6/27/2013	251
El Reno	OK	—	670,000	3,457,967	—	—	670,000	3,457,967	4,127,967	559,038	2008	12/23/2014	300
Enid	OK	—	1,873,096	3,352,776	—	—	1,873,096	3,352,776	5,225,872	307,338	2006	9/29/2016	300
Midwest City	OK	—	1,560,000	4,215,560	—	—	1,560,000	4,215,560	5,775,560	625,308	2000	4/29/2015	300
Moore	OK	—	1,309,620	2,919,423	—	—	1,309,620	2,919,423	4,229,043	326,002	2004	3/30/2016	300
Oklahoma City	OK	—	1,700,000	3,525,872	—	—	1,700,000	3,525,872	5,225,872	323,205	2005	9/29/2016	300
Ponca City	OK	—	1,247,744	3,100,506	—	—	1,247,744	3,100,506	4,348,250	532,254	2003	9/30/2014	300
Tulsa	OK	—	813,500	7,207	—	—	813,500	7,207	820,707	2,105	2013	5/3/2013	263
Warr Acres	OK	—	1,813,278	3,962,282	—	—	1,813,278	3,962,282	5,775,560	587,739	1998	4/29/2015	300
Redmond	OR	—	2,120,000	4,351,271	—	—	2,120,000	4,351,271	6,471,271	529,405	2014	12/4/2015	300
Beaver	PA	—	1,933,000	3,003,160	—	—	1,933,000	3,003,160	4,936,160	1,326,395	2007	12/20/2007	300
Carlisle	PA	—	1,687,948	3,881,323	—	—	1,687,948	3,881,323	5,569,271	925,048	2007	1/22/2013	300
Delmont	PA	—	720,000	1,246,023	10,850	—	720,000	1,256,873	1,976,873	702,034	1998	2/9/2005	300
Emmaus	PA	—	1,568,237	4,411,084	—	—	1,568,237	4,411,084	5,979,321	977,790	2009	6/20/2013	300
Export	PA	—	710,000	1,666,912	60,831	—	710,000	1,727,743	2,437,743	931,937	1999	2/9/2005	298
Girard	PA	—	—	1,544,191	375	—	—	1,544,566	1,544,566	1,452,554	1999	2/9/2005	200
Harrisburg	PA	—	2,100,000	3,400,000	—	—	2,100,000	3,400,000	5,500,000	413,667	2015	12/4/2015	300
Imperial	PA	—	1,255,750	2,995,001	—	—	1,255,750	2,995,001	4,250,751	1,482,525	2006	8/16/2006	300
Johnstown	PA	—	600,000	2,010,255	375	—	600,000	2,010,630	2,610,630	1,115,708	1999	2/9/2005	300
Norristown	PA	—	—	3,603,611	—	—	—	3,603,611	3,603,611	1,567,569	2008	2/21/2008	300
Philadelphia	PA	—	—	3,803,732	—	—	—	3,803,732	3,803,732	1,654,622	2008	2/26/2008	300
Phoenixville	PA	—	3,510,000	5,123,285	—	—	3,510,000	5,123,285	8,633,285	1,135,662	2010	6/5/2013	300
Pittsburgh	PA	—	2,784,426	5,002,215	—	—	2,784,426	5,002,215	7,786,641	1,192,195	2007	1/22/2013	300
Prospect Park	PA	—	1,471,814	2,657,427	—	—	1,471,814	2,657,427	4,129,241	110,726	1999	12/27/2017	300
Reading	PA	—	1,400,000	3,304,996	—	—	1,400,000	3,304,996	4,704,996	1,437,672	2007	2/21/2008	300
Saint Marys	PA	—	1,663,632	3,090,403	—	—	1,663,632	3,090,403	4,754,035	1,364,928	2007	12/20/2007	300
Slippery Rock	PA	—	—	1,505,254	375	—	—	1,505,629	1,505,629	1,427,540	1999	2/9/2005	204
Uniontown	PA	—	1,617,507	4,549,669	—	—	1,617,507	4,549,669	6,167,176	1,008,510	2006	6/11/2013	300
Wexford	PA	—	2,300,000	2,606,080	—	—	2,300,000	2,606,080	4,906,080	1,133,644	2007	2/21/2008	300
Yeadon	PA	—	—	3,253,285	—	—	—	3,253,285	3,253,285	1,436,867	2007	12/20/2007	300
Johnstown	PA	—	250,000	2,593,436	—	—	250,000	2,593,436	2,843,436	1,439,348	1998	2/9/2005	300
Woonsocket	RI	—	1,297,497	2,939,041	—	—	1,297,497	2,939,041	4,236,538	631,894	1996	8/1/2013	300
Anderson	SC	—	852,425	1,673,739	—	—	852,425	1,673,739	2,526,164	8,369	1998	11/7/2018	300
Columbia	SC	—	1,430,093	3,288,404	—	—	1,430,093	3,288,404	4,718,497	783,736	2009	1/22/2013	300
Conway	SC	—	—	3,451,662	—	—	—	3,451,662	3,451,662	822,646	2003	1/22/2013	300
Rapid City	SD	—	1,699,906	3,323,470	—	—	1,699,906	3,323,470	5,023,376	304,651	2007	9/29/2016	300
Athens	TN	—	1,650,000	3,842,297	—	—	1,650,000	3,842,297	5,492,297	569,941	2002	4/29/2015	300
Bartlett	TN	—	1,563,355	3,677,593	—	—	1,563,355	3,677,593	5,240,948	582,286	2004	1/7/2015	300
Brownsville	TN	—	1,490,000	3,683,903	—	—	1,490,000	3,683,903	5,173,903	546,446	2007	4/29/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Chattanooga	TN	—	1,090,783	2,695,258	96,674	—	1,090,783	2,791,932	3,882,715	539,787	1997	1/9/2014	298
Chattanooga	TN	—	844,737	1,757,323	13,450	—	844,737	1,770,773	2,615,510	173,428	1996	7/19/2016	299
Colonial Heights	TN	—	1,837,294	4,014,760	—	—	1,837,294	4,014,760	5,852,054	595,523	2005	4/29/2015	300
Fayetteville	TN	—	1,490,000	4,127,381	—	—	1,490,000	4,127,381	5,617,381	612,228	2004	4/29/2015	300
Franklin	TN	—	754,510	2,122,261	72,087	—	754,510	2,194,348	2,948,858	479,743	1998	6/6/2013	298
Hixson	TN	—	973,733	2,406,034	123,779	—	973,733	2,529,812	3,503,545	482,029	1998	1/9/2014	296
Lawrenceburg	TN	—	1,633,403	3,892,546	—	—	1,633,403	3,892,546	5,525,949	577,394	2005	4/29/2015	300
Madisonville	TN	—	1,160,000	3,656,303	—	—	1,160,000	3,656,303	4,816,303	335,161	2006	9/29/2016	300
Memphis	TN	—	350,000	2,783,909	51,560	—	350,000	2,835,469	3,185,469	574,956	1994	1/9/2014	296
Soddy Daisy	TN	—	1,726,295	3,090,008	—	—	1,726,295	3,090,008	4,816,303	283,251	2006	9/29/2016	300
White House	TN	—	1,649,422	3,930,720	—	—	1,649,422	3,930,720	5,580,142	583,057	2006	4/29/2015	300
Austin	TX	—	1,623,904	3,734,059	—	—	1,623,904	3,734,059	5,357,963	889,950	2008	1/22/2013	300
Coppell	TX	—	1,076,551	3,097,830	—	—	1,076,551	3,097,830	4,174,381	738,316	2009	1/22/2013	300
Houston	TX	—	1,268,978	3,569,338	91,874	—	1,268,978	3,661,212	4,930,190	800,399	2001	6/11/2013	298
Houston	TX	—	2,860,000	3,490,686	—	—	2,860,000	3,490,686	6,350,686	552,692	2002	1/7/2015	300
Houston	TX	—	1,481,177	2,450,082	—	—	1,481,177	2,450,082	3,931,259	151,088	2002	6/27/2017	300
Houston	TX	—	1,399,755	3,289,424	—	—	1,399,755	3,289,424	4,689,179	104,165	2004	3/29/2018	300
Lubbock	TX	—	973,713	2,738,827	102,393	—	973,713	2,841,219	3,814,932	611,036	1998	6/5/2013	293
Odessa	TX	—	2,670,000	4,437,377	—	—	2,670,000	4,437,377	7,107,377	406,760	2002	9/29/2016	300
Richardson	TX	—	1,085,220	3,092,350	—	—	1,085,220	3,092,350	4,177,570	97,924	2004	3/29/2018	300
Saginaw	TX	—	1,727,698	3,851,409	—	—	1,727,698	3,851,409	5,579,107	430,074	2004	3/30/2016	300
Sealy	TX	—	1,514,567	3,482,644	—	—	1,514,567	3,482,644	4,997,211	830,030	2007	1/22/2013	300
Victoria	TX	—	1,969,399	3,850,355	—	—	1,969,399	3,850,355	5,819,754	352,949	2006	9/29/2016	300
Wichita Falls	TX	—	1,331,410	3,131,974	—	—	1,331,410	3,131,974	4,463,384	495,896	2004	1/16/2015	300
Fredericksburg	VA	—	—	2,901,815	—	—	—	2,901,815	2,901,815	1,262,288	2008	2/21/2008	300
King George	VA	—	1,772,216	4,075,092	—	—	1,772,216	4,075,092	5,847,308	971,230	2010	1/22/2013	300
Richmond	VA	—	1,255,931	3,103,326	92,118	—	1,255,931	3,195,444	4,451,375	629,857	1999	1/16/2014	298
Richmond	VA	—	1,388,198	3,255,705	91,059	—	1,388,198	3,346,764	4,734,962	470,256	1997	6/30/2015	298
Burlington	VT	—	2,049,745	4,643,003	—	—	2,049,745	4,643,003	6,692,748	1,013,722	2010	7/19/2013	N/A
Graham	WA	—	1,396,502	3,928,032	—	—	1,396,502	3,928,032	5,324,534	870,714	2009	6/4/2013	300
Lynnwood	WA	—	1,410,480	3,967,350	—	—	1,410,480	3,967,350	5,377,830	879,429	2002	6/28/2013	300
Mount Vernon	WA	—	—	3,785,303	—	—	—	3,785,303	3,785,303	460,545	2014	12/4/2015	300
Puyallup	WA	—	1,835,489	4,535,379	—	—	1,835,489	4,535,379	6,370,868	914,635	2004	12/11/2013	300
Antigo	WI	—	1,540,000	4,754,008	—	—	1,540,000	4,754,008	6,294,008	705,178	2000	4/29/2015	300
Burlington	WI	—	1,330,000	3,994,665	—	—	1,330,000	3,994,665	5,324,665	366,178	2006	9/29/2016	300
Glendale	WI	—	1,690,491	3,305,064	—	—	1,690,491	3,305,064	4,995,555	302,964	2005	9/29/2016	300
Kaukauna	WI	—	1,893,714	4,138,045	—	—	1,893,714	4,138,045	6,031,759	613,810	2006	4/29/2015	300
Marshfield	WI	—	1,010,000	4,175,525	—	—	1,010,000	4,175,525	5,185,525	382,757	2009	9/29/2016	300
Mauston	WI	—	1,505,223	3,819,442	—	—	1,505,223	3,819,442	5,324,665	350,116	2004	9/29/2016	300
Menomonee Falls	WI	—	2,180,000	4,235,106	—	—	2,180,000	4,235,106	6,415,106	628,207	1998	4/29/2015	300
Menomonie	WI	—	2,200,000	3,831,758	—	—	2,200,000	3,831,758	6,031,758	568,378	2005	4/29/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Milwaukee	WI	—	1,830,000	4,128,507	—	—	1,830,000	4,128,507	5,958,507	612,395	2000	4/29/2015	300
Milwaukee	WI	—	1,801,861	3,522,803	—	—	1,801,861	3,522,803	5,324,664	322,924	2007	9/29/2016	300
Monona	WI	—	1,135,636	2,806,085	—	—	1,135,636	2,806,085	3,941,721	565,894	1998	12/17/2013	300
Racine	WI	—	1,976,049	4,317,960	—	—	1,976,049	4,317,960	6,294,009	640,497	1999	4/29/2015	300
Two Rivers	WI	—	1,280,000	4,776,734	—	—	1,280,000	4,776,734	6,056,734	708,549	2004	4/29/2015	300
Wisconsin Rapids	WI	—	1,893,714	4,138,045	—	—	1,893,714	4,138,045	6,031,759	613,810	2004	4/29/2015	300
Buckhannon	WV	—	1,716,898	3,189,190	—	—	1,716,898	3,189,190	4,906,088	1,387,296	2008	2/21/2008	300
Huntington	WV	—	1,085,818	3,802,536	—	—	1,085,818	3,802,536	4,888,354	906,271	2009	1/22/2013	300
Rock Springs	WY	—	1,970,000	4,644,222	—	—	1,970,000	4,644,222	6,614,222	688,893	2004	4/29/2015	300

Education
Peoria	AZ	—	281,750	625,779	69,854	18,665	281,750	714,299	996,049	708,230	1988	3/30/1988	106
Corona	CA	—	144,856	671,584	—	26,846	144,856	698,430	843,286	698,430	1984	12/19/1984	N/A
Santee	CA	—	248,418	551,748	37,230	29,831	248,418	618,808	867,226	586,911	1987	7/23/1987	148
Coconut Creek	FL	—	310,111	1,243,682	—	—	310,111	1,243,682	1,553,793	964,140	1999	12/1/1998	300
Las Vegas	NV	—	1,080,444	3,346,772	—	73	1,080,444	3,346,845	4,427,289	2,783,375	1998	3/4/1998	300
Beaverton	OR	—	135,148	626,647	—	26,949	135,148	653,596	788,744	653,596	1986	12/17/1986	N/A
Memphis	TN	—	238,263	504,897	183,216	5,352	238,263	693,465	931,728	526,037	1980	9/29/1988	218
Arlington	TX	—	195,650	387,355	9,289	104	195,650	396,748	592,398	392,292	1990	2/7/1991	139
Austin	TX	—	238,000	528,604	90,133	22,315	238,000	641,052	879,052	619,348	1982	4/6/1989	128
Mesquite	TX	—	1,049,287	1,949,085	233,921	63,743	1,049,287	2,246,749	3,296,036	1,545,098	1998	3/28/2002	287
Southlake	TX	—	228,279	511,750	—	25,283	228,279	537,032	765,311	537,032	1991	3/10/1993	N/A
Sugar Land	TX	—	1,600,000	6,300,995	—	—	1,600,000	6,300,995	7,900,995	3,160,996	1994	6/28/2006	300
Chantilly	VA	—	688,917	3,208,607	—	—	688,917	3,208,607	3,897,524	2,450,390	1999	9/30/1998	300
Kingstowne	VA	—	300,000	1,191,396	—	—	300,000	1,191,396	1,491,396	883,920	2000	11/8/1999	300

Electric Utilities
Fairfield	CA	—	1,450,000	9,209,989	—	—	1,450,000	9,209,989	10,659,989	1,415,152	1983	8/30/2013	420

Entertainment
Riverside	CA	—	7,383,015	130	—	—	7,383,015	130	7,383,145	83	1993	7/5/2002	300
Vista	CA	—	2,300,000	22	—	—	2,300,000	22	2,300,022	17	1992	3/31/1999	300
Manchester	CT	—	1,250,464	5,917,037	7,082	—	1,250,464	5,924,119	7,174,583	4,924,522	1995	3/26/1998	300
Marietta	GA	—	1,500,000	768	—	—	1,500,000	768	1,500,768	524	1989	6/29/2001	300
Norcross	GA	—	1,600,000	768	—	—	1,600,000	768	1,600,768	524	1989	6/29/2001	300
Greensboro	NC	—	4,000,000	463	—	—	4,000,000	463	4,000,463	297	1993	7/5/2002	300
Omaha	NE	—	1,956,296	3,949,402	208,052	140,128	1,956,296	4,297,582	6,253,878	3,703,423	1995	4/4/1997	292
Calverton	NY	—	6,200,000	744	—	—	6,200,000	744	6,200,744	579	1991	7/23/1999	300
Medford	NY	—	1,500,000	745	—	—	1,500,000	745	1,500,745	580	1999	7/23/1999	300
Arlington	TX	—	1,330,000	2,776,647	—	—	1,330,000	2,776,647	4,106,647	476,658	1992	9/11/2014	300
San Antonio	TX	—	1,310,000	1,920,140	—	—	1,310,000	1,920,140	3,230,140	336,025	1995	8/6/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)

Equipment Services
Lake Worth	FL	—	679,079	1,262,568	9,754	140	679,079	1,272,462	1,951,541	781,784	2000	7/3/2003	300
Novi	MI	—	430,000	6,661,063	—	—	430,000	6,661,063	7,091,063	880,212	2014	5/9/2014	420
Cameron	MO	—	940,000	18,280,524	623,644	—	940,000	18,904,167	19,844,167	3,180,068	2006	6/25/2013	410
Sanford	NC	7,292,428	226,784	15,056,005	39,175	—	226,784	15,095,180	15,321,964	3,795,841	2011	9/25/2012	300
Elko	NV	—	1,401,115	10,342,501	17,091	—	1,401,115	10,359,592	11,760,707	3,235,064	2008	3/15/2011	300
Lewisville	TX	—	1,010,134	1,877,384	—	—	1,010,134	1,877,384	2,887,518	1,160,849	2000	7/3/2003	300

Financial Services
Phoenix	AZ	—	245,137	456,324	—	—	245,137	456,324	701,461	198,501	1986	2/1/2008	300
El Cajon	CA	—	1,620,871	—	—	—	1,620,871	—	1,620,871	—	2007	6/19/2014	N/A
Turlock	CA	—	222,250	493,627	9,911	19,400	222,250	522,938	745,188	513,641	1987	12/30/1987	77
Colorado Springs	CO	—	313,250	695,730	40,500	79	313,250	736,309	1,049,559	736,309	1986	3/10/1987	N/A
Fort Myers	FL	—	1,025,624	2,407,011	—	—	1,025,624	2,407,011	3,432,635	573,671	2003	1/22/2013	300
Orlando	FL	—	532,556	940,177	—	—	532,556	940,177	1,472,733	468,586	2006	12/15/2005	300
Palm Coast	FL	—	713,370	2,421,133	—	—	713,370	2,421,133	3,134,503	577,037	2001	1/22/2013	300
Plantation	FL	—	1,160,000	1,049,443	—	—	1,160,000	1,049,443	2,209,443	208,140	2000	1/31/2014	300
Pompano Beach	FL	—	1,563,202	2,354,641	—	—	1,563,202	2,354,641	3,917,843	561,189	1999	1/22/2013	300
Acworth	GA	—	650,000	992,950	—	—	650,000	992,950	1,642,950	196,935	2003	1/31/2014	300
Alpharetta	GA	—	940,000	1,305,410	—	—	940,000	1,305,410	2,245,410	258,906	2003	1/31/2014	300
Hinesville	GA	—	172,611	383,376	48,800	3,796	172,611	435,973	608,584	408,603	1986	12/22/1987	180
Coeur D Alene	ID	—	165,900	368,468	—	—	165,900	368,468	534,368	368,468	1980	9/21/1987	N/A
Addison	IL	—	205,794	1,138,488	—	—	205,794	1,138,488	1,344,282	96,771	1961	11/9/2016	300
Addison	IL	—	206,518	1,142,496	—	—	206,518	1,142,496	1,349,014	97,112	2005	11/9/2016	300
Aurora	IL	—	255,961	1,416,021	—	—	255,961	1,416,021	1,671,982	120,362	2004	11/9/2016	300
Aurora	IL	—	345,808	1,913,072	—	—	345,808	1,913,072	2,258,880	162,611	2002	11/9/2016	300
Aurora	IL	—	276,403	1,529,109	—	—	276,403	1,529,109	1,805,512	129,974	2004	11/9/2016	300
Bartlett	IL	—	192,765	1,632,081	—	—	192,765	1,632,081	1,824,846	35,362	1972	6/29/2018	300
Bensenville	IL	—	295,732	1,636,044	—	—	295,732	1,636,044	1,931,776	139,064	2004	11/9/2016	300
Bolingbrook	IL	—	201,048	1,112,232	—	—	201,048	1,112,232	1,313,280	94,540	1981	11/9/2016	300
Buffalo Grove	IL	—	204,350	1,130,501	—	—	204,350	1,130,501	1,334,851	96,093	1968	11/9/2016	300
Calumet City	IL	—	158,237	875,395	—	—	158,237	875,395	1,033,632	74,409	1975	11/9/2016	300
Carpentersville	IL	—	1,752,080	—	—	—	1,752,080	—	1,752,080	—	2006	1/22/2013	N/A
Carpentersville	IL	—	289,337	1,600,663	—	—	289,337	1,600,663	1,890,000	136,056	2003	11/9/2016	300
Cary	IL	—	478,057	1,623,383	—	—	478,057	1,623,383	2,101,440	137,988	1957	11/9/2016	300
Chicago	IL	—	1,110,000	816,582	—	—	1,110,000	816,582	1,926,582	69,409	1978	11/9/2016	300
Chicago	IL	—	486,595	780,424	—	—	486,595	780,424	1,267,019	16,909	1987	6/29/2018	300
Chicago	IL	—	470,909	1,374,693	—	—	470,909	1,374,693	1,845,602	29,785	1999	6/29/2018	300
Chicago Heights	IL	—	155,048	857,752	—	—	155,048	857,752	1,012,800	72,909	1955	11/9/2016	300
Crete	IL	—	430,000	1,224,782	—	—	430,000	1,224,782	1,654,782	104,107	1973	11/9/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Des Plaines	IL	—	278,273	1,539,455	—	—	278,273	1,539,455	1,817,728	130,854	2005	11/9/2016	300
Flossmoor	IL	—	375,378	660,863	—	—	375,378	660,863	1,036,241	14,319	1994	6/29/2018	300
Fox Lake	IL	—	178,690	988,542	—	—	178,690	988,542	1,167,232	84,026	1997	11/9/2016	300
Frankfort	IL	—	335,057	1,853,591	—	—	335,057	1,853,591	2,188,648	157,555	1989	11/9/2016	300
Frankfort	IL	—	200,460	1,108,980	—	—	200,460	1,108,980	1,309,440	94,263	1996	11/9/2016	300
Hoffman Estates	IL	—	171,507	948,808	—	—	171,507	948,808	1,120,315	80,649	1971	11/9/2016	300
Hoffman Estates	IL	—	173,804	961,511	—	—	173,804	961,511	1,135,315	81,729	1971	11/9/2016	300
Homer Glen	IL	—	335,399	1,855,483	—	—	335,399	1,855,483	2,190,882	157,716	1988	11/9/2016	300
Homewood	IL	—	262,700	1,453,300	—	—	262,700	1,453,300	1,716,000	123,530	2005	11/9/2016	300
Huntley	IL	—	229,618	1,270,286	—	—	229,618	1,270,286	1,499,904	107,974	1977	11/9/2016	300
Huntley	IL	—	254,359	1,407,161	—	—	254,359	1,407,161	1,661,520	119,609	2010	11/9/2016	300
La Grange	IL	—	210,000	1,117,079	—	—	210,000	1,117,079	1,327,079	94,952	1996	11/9/2016	300
Machesney Park	IL	—	279,211	1,544,642	—	—	279,211	1,544,642	1,823,853	131,295	2003	11/9/2016	300
Montgomery	IL	—	1,636,238	—	—	—	1,636,238	—	1,636,238	—	2008	1/22/2013	N/A
Mount Prospect	IL	—	236,444	1,308,052	—	—	236,444	1,308,052	1,544,496	111,184	2004	11/9/2016	300
Mundelein	IL	—	212,178	1,173,804	—	—	212,178	1,173,804	1,385,982	99,773	1994	11/9/2016	300
Naperville	IL	—	321,687	1,779,628	—	—	321,687	1,779,628	2,101,315	151,268	1997	11/9/2016	300
Naperville	IL	—	87,533	484,246	—	—	87,533	484,246	571,779	41,161	1986	11/9/2016	300
New Lenox	IL	—	226,751	1,254,429	—	—	226,751	1,254,429	1,481,180	106,626	1986	11/9/2016	300
Niles	IL	—	285,484	1,579,348	—	—	285,484	1,579,348	1,864,832	134,245	2006	11/9/2016	300
North Riverside	IL	—	346,333	1,176,076	—	—	346,333	1,176,076	1,522,409	99,966	1965	11/9/2016	300
Northlake	IL	—	1,461,799	—	—	—	1,461,799	—	1,461,799	—	2009	1/22/2013	N/A
Oak Lawn	IL	—	2,052,944	2,383,995	21,000	41,052	2,052,944	2,446,047	4,498,991	599,839	1987	1/22/2013	294
Oak Lawn	IL	—	503,500	1,709,780	—	—	503,500	1,709,780	2,213,280	145,331	1998	11/9/2016	300
Orland Park	IL	—	208,095	1,151,220	—	—	208,095	1,151,220	1,359,315	97,854	2005	11/9/2016	300
Orland Park	IL	—	173,038	957,277	—	—	173,038	957,277	1,130,315	81,369	1995	11/9/2016	300
Orland Park	IL	—	639,010	1,510,088	—	—	639,010	1,510,088	2,149,098	32,719	1995	6/29/2018	300
Oswego	IL	—	224,272	1,240,710	—	—	224,272	1,240,710	1,464,982	105,460	1996	11/9/2016	300
Palos Heights	IL	—	276,603	1,530,213	—	—	276,603	1,530,213	1,806,816	130,068	2007	11/9/2016	300
Plainfield	IL	—	254,604	1,408,511	—	—	254,604	1,408,511	1,663,115	119,724	1999	11/9/2016	300
Plainfield	IL	—	98,242	543,491	—	—	98,242	543,491	641,733	46,197	1999	11/9/2016	300
Plainfield	IL	—	659,472	1,558,445	—	—	659,472	1,558,445	2,217,917	33,766	1994	6/29/2018	300
Rockford	IL	—	275,523	651,108	—	—	275,523	651,108	926,631	14,107	1988	6/29/2018	300
Romeoville	IL	—	82,070	454,026	—	—	82,070	454,026	536,096	38,592	1999	11/9/2016	300
Round Lake Hghts	IL	—	301,660	1,668,836	—	—	301,660	1,668,836	1,970,496	141,851	1992	11/9/2016	300
Schaumburg	IL	—	3,252,143	—	—	—	3,252,143	—	3,252,143	—	2008	1/22/2013	N/A
Schaumburg	IL	—	410,019	2,268,296	—	—	410,019	2,268,296	2,678,315	192,805	1990	11/9/2016	300
Schaumburg	IL	—	298,389	1,650,743	—	—	298,389	1,650,743	1,949,132	140,313	2015	11/9/2016	300
Shorewood	IL	—	60,000	466,592	—	—	60,000	466,592	526,592	39,660	1995	11/9/2016	300
South Elgin	IL	—	250,348	1,384,967	—	—	250,348	1,384,967	1,635,315	117,722	2004	11/9/2016	300
Stickney	IL	—	743,660	1,363,377	—	—	743,660	1,363,377	2,107,037	324,938	1906	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Summit	IL	—	238,157	1,317,523	—	—	238,157	1,317,523	1,555,680	111,989	1956	11/9/2016	300
Villa Park	IL	—	231,531	1,280,869	—	—	231,531	1,280,869	1,512,400	108,874	1963	11/9/2016	300
West Dundee	IL	—	279,836	1,548,100	—	—	279,836	1,548,100	1,827,936	131,588	2004	11/9/2016	300
Woodstock	IL	—	160,000	1,480,600	—	—	160,000	1,480,600	1,640,600	120,916	1979	12/2/2016	300
Brownsburg	IN	—	421,854	996,913	—	—	421,854	996,913	1,418,767	21,600	2009	6/29/2018	300
East Chicago	IN	—	348,810	756,724	—	—	348,810	756,724	1,105,534	16,396	1982	6/29/2018	300
Greenwood	IN	—	180,120	645,731	—	—	180,120	645,731	825,851	13,991	2006	6/29/2018	300
Greenwood	IN	—	218,993	517,518	—	—	218,993	517,518	736,511	11,213	2001	6/29/2018	300
Indianapolis	IN	—	289,640	684,469	—	—	289,640	684,469	974,109	14,830	2000	6/29/2018	300
Indianapolis	IN	—	202,675	772,635	—	—	202,675	772,635	975,310	16,740	2006	6/29/2018	300
Indianapolis	IN	—	247,138	584,028	—	—	247,138	584,028	831,166	12,654	1996	6/29/2018	300
Merrillville	IN	—	446,988	1,056,310	—	—	446,988	1,056,310	1,503,298	22,887	1978	6/29/2018	300
Munster	IN	—	238,890	564,539	—	—	238,890	564,539	803,429	12,232	1967	6/29/2018	300
Noblesville	IN	—	145,062	1,065,296	—	—	145,062	1,065,296	1,210,358	23,081	2007	6/29/2018	300
Noblesville	IN	—	202,425	771,684	—	—	202,425	771,684	974,109	16,720	2004	6/29/2018	300
Schererville	IN	—	130,877	309,283	—	—	130,877	309,283	440,160	6,701	2003	6/29/2018	300
Tipton	IN	—	95,730	1,296,604	—	—	95,730	1,296,604	1,392,334	28,093	1991	6/29/2018	300
Valparaiso	IN	—	219,270	518,172	—	—	219,270	518,172	737,442	11,227	1992	6/29/2018	300
Shawnee	KS	—	360,231	656,521	—	—	360,231	656,521	1,016,752	14,225	1998	6/29/2018	300
Centerville	MA	—	378,555	1,220,743	—	—	378,555	1,220,743	1,599,298	290,944	1985	1/22/2013	300
Chatham	MA	—	513,702	1,656,556	—	—	513,702	1,656,556	2,170,258	394,813	1955	1/22/2013	300
Duxbury	MA	—	411,113	1,325,735	—	—	411,113	1,325,735	1,736,848	315,967	1962	1/22/2013	300
Hanover	MA	—	434,396	1,400,817	—	—	434,396	1,400,817	1,835,213	333,861	1998	1/22/2013	300
Hull	MA	—	242,499	781,996	—	—	242,499	781,996	1,024,495	186,376	1987	1/22/2013	300
Middleborough	MA	—	625,848	724,941	—	—	625,848	724,941	1,350,789	172,778	1968	1/22/2013	300
Orleans	MA	—	496,997	1,602,690	—	—	496,997	1,602,690	2,099,687	381,974	1954	1/22/2013	300
Pembroke	MA	—	520,463	1,678,359	—	—	520,463	1,678,359	2,198,822	400,009	1807	1/22/2013	300
Plymouth	MA	—	555,446	7,109,710	—	—	555,446	7,109,710	7,665,156	1,694,481	1983	1/22/2013	300
Quincy	MA	—	289,121	539,719	50,595	15,595	289,121	605,909	895,030	287,938	1966	8/30/2007	280
Randolph	MA	—	530,316	1,710,132	—	—	530,316	1,710,132	2,240,448	407,582	1970	1/22/2013	300
Rockland	MA	—	1,341,048	6,112,682	—	—	1,341,048	6,112,682	7,453,730	1,456,856	1900	1/22/2013	300
Sagamore Beach	MA	—	620,188	1,155,007	—	—	620,188	1,155,007	1,775,195	525,511	1980	8/30/2007	300
Scituate	MA	—	403,299	1,300,535	—	—	403,299	1,300,535	1,703,834	309,961	1928	1/22/2013	300
South Yarmouth	MA	—	477,020	1,538,269	—	—	477,020	1,538,269	2,015,289	366,621	1975	1/22/2013	300
West Dennis	MA	—	1,065,353	898,827	—	—	1,065,353	898,827	1,964,180	214,220	1969	1/22/2013	300
Wollaston	MA	—	411,366	766,745	9,827	34,313	411,366	810,885	1,222,251	351,542	1976	8/30/2007	290
Brockton	MA	—	229,846	741,196	—	—	229,846	741,196	971,042	176,652	1968	1/22/2013	300
Hyannis	MA	—	830,700	2,678,796	—	—	830,700	2,678,796	3,509,496	638,446	1948	1/22/2013	300
Middleborough	MA	—	1,225,841	3,953,025	—	—	1,225,841	3,953,025	5,178,866	942,138	1960	1/22/2013	300
Bloomington	MN	—	1,023,717	1,806,861	—	—	1,023,717	1,806,861	2,830,578	39,149	1981	6/29/2018	300
Burnsville	MN	—	394,941	933,312	—	—	394,941	933,312	1,328,253	20,222	1981	6/29/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lakeville	MN	—	440,899	1,041,919	—	—	440,899	1,041,919	1,482,818	22,575	2006	6/29/2018	300
Woodbury	MN	—	609,547	1,440,464	—	—	609,547	1,440,464	2,050,011	31,210	2005	6/29/2018	300
Chesterfield	MO	—	421,255	995,497	—	—	421,255	995,497	1,416,752	21,569	2005	6/29/2018	300
St. Louis	MO	—	345,958	1,471,234	—	—	345,958	1,471,234	1,817,192	31,877	2000	6/29/2018	300
St. Louis	MO	—	545,875	1,289,995	—	—	545,875	1,289,995	1,835,870	27,950	1976	6/29/2018	300
Blue Springs	MO	—	222,569	494,333	—	—	222,569	494,333	716,902	494,333	1988	7/31/1989	N/A
Wilmington	NC	—	470,000	995,035	—	—	470,000	995,035	1,465,035	197,349	1990	1/31/2014	300
Bloomfield	NJ	—	392,983	1,267,269	—	—	392,983	1,267,269	1,660,252	302,032	1925	1/22/2013	300
Branchburg	NJ	—	376,597	1,214,429	—	—	376,597	1,214,429	1,591,026	289,439	1970	1/22/2013	300
Cedar Grove	NJ	—	409,890	1,321,792	—	—	409,890	1,321,792	1,731,682	315,027	1960	1/22/2013	300
Clementon	NJ	—	424,795	1,369,857	—	—	424,795	1,369,857	1,794,652	326,483	1958	1/22/2013	300
Dayton	NJ	—	376,731	1,214,861	—	—	376,731	1,214,861	1,591,592	289,542	1970	1/22/2013	300
Deptford	NJ	—	308,425	994,592	—	—	308,425	994,592	1,303,017	237,044	1971	1/22/2013	300
East Brunswick	NJ	—	445,430	1,436,398	—	—	445,430	1,436,398	1,881,828	342,342	1970	1/22/2013	300
Fairfield	NJ	—	612,188	1,974,149	—	—	612,188	1,974,149	2,586,337	470,505	1962	1/22/2013	300
Fanwood	NJ	—	376,731	1,214,861	—	—	376,731	1,214,861	1,591,592	289,542	1995	1/22/2013	300
Garfield	NJ	—	372,910	1,202,541	—	—	372,910	1,202,541	1,575,451	286,606	1926	1/22/2013	300
Green Brook	NJ	—	319,003	1,028,702	—	—	319,003	1,028,702	1,347,705	245,174	1980	1/22/2013	300
Haddonfield	NJ	—	312,763	1,008,581	—	—	312,763	1,008,581	1,321,344	240,379	1965	1/22/2013	300
Kearny	NJ	—	278,653	898,584	—	—	278,653	898,584	1,177,237	214,163	1950	1/22/2013	300
Lawrenceville	NJ	—	459,146	1,480,629	—	—	459,146	1,480,629	1,939,775	352,883	1970	1/22/2013	300
Mahwah	NJ	—	253,447	817,302	—	—	253,447	817,302	1,070,749	194,790	1970	1/22/2013	300
Martinsville	NJ	—	447,368	1,442,647	—	—	447,368	1,442,647	1,890,015	343,831	1990	1/22/2013	300
Millstone Townshi	NJ	—	270,310	871,681	—	—	270,310	871,681	1,141,991	207,751	1972	1/22/2013	300
Mountain Lakes	NJ	—	531,890	887,417	—	—	531,890	887,417	1,419,307	211,501	1960	1/22/2013	300
Northvale	NJ	—	259,002	835,217	—	—	259,002	835,217	1,094,219	199,060	1958	1/22/2013	300
Orange	NJ	—	450,522	1,452,819	—	—	450,522	1,452,819	1,903,341	346,255	1956	1/22/2013	300
Parlin	NJ	—	345,431	1,113,926	—	—	345,431	1,113,926	1,459,357	265,486	1962	1/22/2013	300
Paterson	NJ	—	122,722	395,747	—	—	122,722	395,747	518,469	94,320	1960	1/22/2013	300
Paterson	NJ	—	469,318	639,560	—	—	469,318	639,560	1,108,878	152,428	1972	1/22/2013	300
Pompton Plains	NJ	—	226,298	729,755	—	—	226,298	729,755	956,053	173,925	1956	1/22/2013	300
Raritan	NJ	—	370,127	1,193,564	—	—	370,127	1,193,564	1,563,691	284,466	1975	1/22/2013	300
Tenafly	NJ	—	463,499	1,494,667	—	—	463,499	1,494,667	1,958,166	356,229	1953	1/22/2013	300
Vineland	NJ	—	236,628	763,064	—	—	236,628	763,064	999,692	181,864	1970	1/22/2013	300
West Orange	NJ	—	259,916	838,164	—	—	259,916	838,164	1,098,080	199,762	1934	1/22/2013	300
Woodland Park	NJ	—	206,695	666,539	—	—	206,695	666,539	873,234	158,858	1960	1/22/2013	300
West Orange	NJ	—	174,486	562,673	—	—	174,486	562,673	737,159	134,104	1955	1/22/2013	300
Westwood	NJ	—	205,094	661,375	—	—	205,094	661,375	866,469	157,628	1957	1/22/2013	300
Albuquerque	NM	—	80,500	178,794	8,003	—	80,500	186,797	267,297	186,797	1980	10/29/1987	N/A
Santa Fe	NM	—	70,000	155,473	—	—	70,000	155,473	225,473	155,473	1980	10/29/1987	N/A
Stony Point	NY	—	950,455	2,963,243	—	—	950,455	2,963,243	3,913,698	706,239	2008	1/22/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Beachwood	OH	—	980,000	1,062,628	—	—	980,000	1,062,628	2,042,628	210,754	1987	1/31/2014	300
Columbus	OH	—	214,737	85,425	25,900	5,330	214,737	116,656	331,393	73,213	1986	9/17/2004	275
Dublin	OH	—	2,399,969	17,044,099	—	—	2,399,969	17,044,099	19,444,068	5,312,077	1992	3/31/2011	300
Euclid	OH	—	130,000	1,027,248	—	—	130,000	1,027,248	1,157,248	203,738	1975	1/31/2014	300
Groveport	OH	—	277,198	445,497	53,191	11,520	277,198	510,208	787,406	439,559	1995	12/21/1995	284
Mentor	OH	—	350,000	1,276,241	—	—	350,000	1,276,241	1,626,241	253,121	1976	1/31/2014	300
Milford	OH	—	314,484	269,997	23,209	8,576	314,484	301,782	616,266	246,539	1988	9/18/1997	284
Pepper Pike	OH	—	530,000	865,808	—	—	530,000	865,808	1,395,808	171,719	1975	1/31/2014	300
Shaker Heights	OH	—	650,000	792,759	—	—	650,000	792,759	1,442,759	157,231	1975	1/31/2014	300
West Chester	OH	—	618,270	1,055,888	—	—	618,270	1,055,888	1,674,158	251,653	1988	1/22/2013	300
Ambler	PA	—	1,374,943	4,862,810	—	—	1,374,943	4,862,810	6,237,753	1,158,970	1997	1/22/2013	300
Clarks Summit	PA	—	165,407	533,394	—	—	165,407	533,394	698,801	127,126	1930	1/22/2013	300
Dillsburg	PA	—	157,114	506,653	—	—	157,114	506,653	663,767	120,752	1965	1/22/2013	300
Harleysville	PA	—	1,486,141	16,590,526	—	—	1,486,141	16,590,526	18,076,667	3,954,075	1929	1/22/2013	300
Lansdale	PA	—	582,679	1,878,990	—	—	582,679	1,878,990	2,461,669	447,826	1985	1/22/2013	300
Lansford	PA	—	724,643	2,336,788	—	—	724,643	2,336,788	3,061,431	556,934	1920	1/22/2013	300
Lehighton	PA	—	353,743	1,140,729	—	—	353,743	1,140,729	1,494,472	271,874	1998	1/22/2013	300
Limerick	PA	—	1,198,208	1,141,397	—	—	1,198,208	1,141,397	2,339,605	272,033	1963	1/22/2013	300
Media	PA	—	93,870	302,705	—	—	93,870	302,705	396,575	72,145	1961	1/22/2013	300
Media	PA	—	312,084	1,006,391	—	—	312,084	1,006,391	1,318,475	239,856	1899	1/22/2013	300
North Wales	PA	—	658,040	2,122,012	—	—	658,040	2,122,012	2,780,052	505,746	1965	1/22/2013	300
Palmerton	PA	—	1,152,944	3,717,949	—	—	1,152,944	3,717,949	4,870,893	886,111	1929	1/22/2013	300
Philadelphia	PA	—	680,814	938,913	—	—	680,814	938,913	1,619,727	223,774	1952	1/22/2013	300
Philadelphia	PA	—	287,110	925,857	—	—	287,110	925,857	1,212,967	220,663	1953	1/22/2013	300
Philadelphia	PA	—	300,032	967,528	—	—	300,032	967,528	1,267,560	230,594	1978	1/22/2013	300
Philadelphia	PA	—	200,022	645,020	—	—	200,022	645,020	845,042	153,730	1925	1/22/2013	300
Philadelphia	PA	—	130,580	421,086	—	—	130,580	421,086	551,666	100,359	1925	1/22/2013	300
Philadelphia	PA	—	270,560	872,488	—	—	270,560	872,488	1,143,048	207,943	1962	1/22/2013	300
Pittsburgh	PA	—	203,808	657,230	—	—	203,808	657,230	861,038	156,640	1965	1/22/2013	300
Sellersville	PA	—	436,843	1,408,706	—	—	436,843	1,408,706	1,845,549	335,742	1962	1/22/2013	300
Skippack	PA	—	484,437	1,562,185	—	—	484,437	1,562,185	2,046,622	372,321	1954	1/22/2013	300
Slatington	PA	—	467,608	1,507,917	—	—	467,608	1,507,917	1,975,525	359,387	1967	1/22/2013	300
Slatington	PA	—	1,331,882	4,294,979	—	—	1,331,882	4,294,979	5,626,861	1,023,637	1900	1/22/2013	300
Somerset	PA	—	369,856	1,192,691	—	—	369,856	1,192,691	1,562,547	284,258	1958	1/22/2013	300
Summit Hill	PA	—	94,816	2,266,101	—	—	94,816	2,266,101	2,360,917	540,087	1900	1/22/2013	300
Swarthmore	PA	—	165,423	533,447	—	—	165,423	533,447	698,870	127,138	1946	1/22/2013	300
Tannersville	PA	—	277,284	894,170	—	—	277,284	894,170	1,171,454	213,110	1995	1/22/2013	300
Walnutport	PA	—	1,068,012	1,437,132	—	—	1,068,012	1,437,132	2,505,144	342,516	1986	1/22/2013	300
Warren	PA	—	253,725	818,198	—	—	253,725	818,198	1,071,923	195,004	1965	1/22/2013	300
Wyomissing	PA	—	553,724	1,785,618	—	—	553,724	1,785,618	2,339,342	425,572	1998	1/22/2013	300
Blairsville	PA	—	297,140	958,202	(719,292)	—	297,140	238,910	536,050	232,303	1897	1/22/2013	295

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Mount Pleasant	SC	13,800,000	10,803,051	25,511,279	—	—	10,803,051	25,511,279	36,314,330	4,342,992	2003	1/22/2013	420
Lubbock	TX	—	49,000	108,831	57,941	6,264	49,000	173,036	222,036	157,565	1979	10/29/1987	110
Pasadena	TX	—	385,199	716,468	—	—	385,199	716,468	1,101,667	311,663	1973	2/1/2008	300
Antigo	WI	—	424,327	547,274	—	—	424,327	547,274	971,601	11,858	1970	6/29/2018	300
Appleton	WI	—	265,269	1,467,513	—	—	265,269	1,467,513	1,732,782	124,739	2003	11/9/2016	300
Ashland	WI	—	400,000	1,490,432	—	—	400,000	1,490,432	1,890,432	126,687	1974	11/9/2016	300
Beloit	WI	—	174,840	754,900	—	—	174,840	754,900	929,740	16,356	1969	6/29/2018	300
Brookfield	WI	—	275,556	1,524,426	—	—	275,556	1,524,426	1,799,982	129,576	1995	11/9/2016	300
Burlington	WI	—	290,000	1,805,776	—	—	290,000	1,805,776	2,095,776	153,491	2010	11/9/2016	300
Cedarburg	WI	—	275,657	1,524,983	—	—	275,657	1,524,983	1,800,640	129,624	2000	11/9/2016	300
Delafield	WI	—	581,097	1,973,285	—	—	581,097	1,973,285	2,554,382	167,729	1994	11/9/2016	300
Delavan	WI	—	350,000	731,920	—	—	350,000	731,920	1,081,920	62,213	1971	11/9/2016	300
DePere	WI	—	152,366	842,914	—	—	152,366	842,914	995,280	71,648	2000	11/9/2016	300
Eagle River	WI	—	450,000	1,471,232	—	—	450,000	1,471,232	1,921,232	125,055	1973	11/9/2016	300
Evansville	WI	—	496,107	418,828	—	—	496,107	418,828	914,935	9,075	1978	6/29/2018	300
Fitchburg	WI	—	211,507	1,170,093	—	—	211,507	1,170,093	1,381,600	99,458	1992	11/9/2016	300
Fond du Lac	WI	—	193,288	1,069,304	—	—	193,288	1,069,304	1,262,592	90,891	1996	11/9/2016	300
Fox Point	WI	—	465,039	1,517,128	—	—	465,039	1,517,128	1,982,167	128,956	1995	11/9/2016	300
Green Bay	WI	—	293,789	1,625,293	—	—	293,789	1,625,293	1,919,082	138,150	1991	11/9/2016	300
Green Bay	WI	—	339,237	1,876,720	—	—	339,237	1,876,720	2,215,957	159,521	1974	11/9/2016	300
Greendale	WI	—	1,270,000	2,936,482	—	—	1,270,000	2,936,482	4,206,482	249,601	1971	11/9/2016	300
Janesville	WI	—	130,000	564,880	—	—	130,000	564,880	694,880	48,015	1974	11/9/2016	300
La Crosse	WI	—	194,725	1,077,254	—	—	194,725	1,077,254	1,271,979	91,567	1992	11/9/2016	300
Madison	WI	—	549,714	1,299,069	—	—	549,714	1,299,069	1,848,783	28,146	1967	6/29/2018	300
Marshfield	WI	—	420,000	792,148	—	—	420,000	792,148	1,212,148	67,333	1973	11/9/2016	300
Mequon	WI	—	533,480	2,951,302	—	—	533,480	2,951,302	3,484,782	250,861	1991	11/9/2016	300
Milwaukee	WI	—	265,985	495,071	—	—	265,985	495,071	761,056	215,356	1963	2/1/2008	300
Milwaukee	WI	—	255,823	1,322,971	—	—	255,823	1,322,971	1,578,794	28,664	2009	6/29/2018	300
Muskego	WI	—	224,464	1,241,776	—	—	224,464	1,241,776	1,466,240	105,551	2006	11/9/2016	300
Oak Creek	WI	—	273,122	1,510,960	—	—	273,122	1,510,960	1,784,082	128,432	2003	11/9/2016	300
Onalaska	WI	—	286,854	677,886	—	—	286,854	677,886	964,740	14,688	1969	6/29/2018	300
Oregon	WI	—	393,490	1,066,830	—	—	393,490	1,066,830	1,460,320	90,681	1989	11/9/2016	300
Pleasant Prairie	WI	—	172,510	954,353	—	—	172,510	954,353	1,126,863	81,120	2002	11/9/2016	300
Port Washington	WI	—	45,767	1,345,539	—	—	45,767	1,345,539	1,391,306	29,153	1993	6/29/2018	300
Racine	WI	—	217,944	1,205,704	—	—	217,944	1,205,704	1,423,648	102,485	1977	11/9/2016	300
Racine	WI	—	319,247	754,434	—	—	319,247	754,434	1,073,681	16,346	2001	6/29/2018	300
Salem	WI	—	312,895	848,321	—	—	312,895	848,321	1,161,216	72,107	1970	11/9/2016	300
Saukville	WI	—	163,312	903,470	—	—	163,312	903,470	1,066,782	85,830	2006	11/9/2016	300
Spring Green	WI	—	126,015	1,343,109	—	—	126,015	1,343,109	1,469,124	29,101	1972	6/29/2018	300
Sun Prairie	WI	—	532,146	1,257,550	—	—	532,146	1,257,550	1,789,696	27,247	1968	6/29/2018	300
Sussex	WI	—	201,136	1,112,720	—	—	201,136	1,112,720	1,313,856	94,581	1999	11/9/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Thiensville	WI	—	321,236	1,777,132	—	—	321,236	1,777,132	2,098,368	151,056	1993	11/9/2016	300
Verona	WI	—	180,000	1,394,112	—	—	180,000	1,394,112	1,574,112	118,500	1987	11/9/2016	300
Waukesha	WI	—	307,638	1,701,910	—	—	307,638	1,701,910	2,009,548	144,662	2000	11/9/2016	300
Waukesha	WI	—	246,467	1,363,501	—	—	246,467	1,363,501	1,609,968	115,898	1989	11/9/2016	300
Wautoma	WI	—	390,836	391,922	—	—	390,836	391,922	782,758	8,492	1950	6/29/2018	300
West Allis	WI	—	303,615	1,679,650	—	—	303,615	1,679,650	1,983,265	142,770	1998	11/9/2016	300
Wisconsin Rapids	WI	—	317,820	751,064	—	—	317,820	751,064	1,068,884	16,273	1998	6/29/2018	300

Food Processing
Cedar Rapids	IA	29,185,525	1,784,980	36,815,951	—	—	1,784,980	36,815,951	38,600,931	9,265,348	1988	9/26/2012	300
St. Charles	MO	—	3,675,034	13,827,581	—	—	3,675,034	13,827,581	17,502,615	4,263,504	1993	4/1/2011	300
York	NE	—	450,000	7,442,416	104,131	—	450,000	7,546,548	7,996,548	1,072,222	2013	12/13/2013	416
Oklahoma City	OK	—	201,507	1,828,803	—	—	201,507	1,828,803	2,030,310	311,332	1987	1/22/2013	420
Memphis	TN	—	1,568,476	13,510,652	56,337	—	1,568,476	13,566,989	15,135,465	2,318,568	2006	12/20/2012	419
Weslaco	TX	—	207,384	1,882,135	—	—	207,384	1,882,135	2,089,519	320,411	2009	1/22/2013	420

General Merchandise
Anchorage	AK	—	1,486,000	5,045,244	56,306	379,089	1,486,000	5,480,639	6,966,639	3,503,032	1994	10/17/2001	287
Demopolis	AL	—	658,601	2,140,452	43,840	—	658,601	2,184,292	2,842,893	526,412	2011	1/22/2013	297
Batesville	AR	—	360,000	1,839,677	—	—	360,000	1,839,677	2,199,677	413,927	2005	5/23/2013	300
Blytheville	AR	—	772,319	15,370,177	—	—	772,319	15,370,177	16,142,496	3,663,226	1999	1/22/2013	300
Hot Springs	AR	—	413,337	1,865,839	143,935	—	413,337	2,009,774	2,423,111	235,233	2009	1/15/2016	296
Coolidge	AZ	—	380,000	1,865,375	150,225	—	380,000	2,015,600	2,395,600	318,670	1974	12/11/2014	294
Douglas	AZ	—	320,000	2,812,308	—	—	320,000	2,812,308	3,132,308	482,780	2014	9/24/2014	300
Sonora	CA	—	1,199,554	3,898,549	18,956	—	1,199,554	3,917,505	5,117,059	936,800	2010	1/22/2013	299
Tustin	CA	—	10,530,000	9,883,431	—	—	10,530,000	9,883,431	20,413,431	1,729,600	1994	8/19/2014	300
Monte Vista	CO	—	47,652	582,159	58,774	1,584	47,652	642,517	690,169	487,808	1997	12/23/1998	286
Pawcatuck	CT	—	1,090,816	3,545,153	35,642	—	1,090,816	3,580,795	4,671,611	859,119	2010	1/22/2013	299
Ft. Myers	FL	—	957,428	4,071,266	—	—	957,428	4,071,266	5,028,694	88,964	2018	12/21/2017	300
North Ft Myers	FL	—	729,366	3,292,417	—	—	729,366	3,292,417	4,021,783	466,426	2000	6/4/2015	300
Orlando	FL	—	1,420,000	3,062,831	—	—	1,420,000	3,062,831	4,482,831	188,875	2006	6/30/2017	300
Orange Park	FL	—	478,314	618,348	139,498	—	478,314	757,847	1,236,161	593,847	1990	12/31/1998	269
Austell	GA	—	6,020,000	11,970,530	—	—	6,020,000	11,970,530	17,990,530	977,593	1999	12/1/2016	300
Madison	GA	—	597,637	1,942,320	20,582	—	597,637	1,962,902	2,560,539	479,826	2008	1/22/2013	299
Clarinda	IA	—	439,267	816,010	16,832	25,838	439,267	858,681	1,297,948	422,691	1982	5/25/2006	293
Columbia City	IN	—	470,000	1,319,981	210,570	—	470,000	1,530,551	2,000,551	134,637	1964	6/30/2016	292
Greensburg	IN	—	1,970,000	9,022,549	—	—	1,970,000	9,022,549	10,992,549	736,841	1999	12/2/2016	300
Garnett	KS	—	59,690	628,516	90,686	38	59,690	719,241	778,931	447,137	1997	12/23/1998	290
Phillipsburg	KS	—	423,725	787,146	69,427	8,938	423,725	865,512	1,289,237	403,836	1994	5/25/2006	291
Hillsboro	KS	—	335,292	622,914	(126,000)	—	335,292	496,914	832,206	309,051	1994	5/25/2006	300
Lawrenceburg	KY	—	410,000	503,126	135,108	—	410,000	638,234	1,048,234	102,456	1982	12/12/2014	287

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Maysville	KY	—	1,030,000	1,440,622	—	—	1,030,000	1,440,622	2,470,622	324,140	1998	5/28/2013	300
Mansura	LA	—	557,316	1,811,276	32,485	—	557,316	1,843,761	2,401,077	442,877	2010	1/22/2013	297
Oakland	MD	—	990,000	2,555,782	—	—	990,000	2,555,782	3,545,782	413,185	2013	12/4/2014	300
Pocomoke City	MD	—	1,193,994	9,664,824	—	—	1,193,994	9,664,824	10,858,818	434,917	1997	11/27/2017	300
Calais	ME	—	440,000	2,236,794	—	—	440,000	2,236,794	2,676,794	383,983	2013	9/26/2014	300
Coldwater	MI	—	380,000	2,589,000	—	—	380,000	2,589,000	2,969,000	314,995	1999	12/16/2015	300
Kalamazoo	MI	—	—	2,547,854	71,591	—	—	2,619,446	2,619,446	627,469	2008	1/22/2013	298
St John's	MI	—	350,000	2,292,729	—	—	350,000	2,292,729	2,642,729	370,658	2004	12/12/2014	300
Stevensville	MI	—	404,904	2,547,727	20,925	—	404,904	2,568,651	2,973,555	440,022	2012	9/26/2014	298
Faribault	MN	—	1,270,000	16,730,000	—	—	1,270,000	16,730,000	18,000,000	1,214,917	1994	6/29/2016	420
Paynesville	MN	—	49,483	525,406	35,306	38	49,483	560,750	610,233	429,580	1997	12/23/1998	292
Rogers	MN	—	1,230,000	2,049,498	—	—	1,230,000	2,049,498	3,279,498	133,217	1988	5/10/2017	300
Waite Park	MN	—	568,437	3,444,729	—	—	568,437	3,444,729	4,013,166	63,153	1999	7/30/2018	300
Warroad	MN	—	70,000	580,000	—	46	70,000	580,046	650,046	465,004	1997	12/23/1998	300
Independence	MO	—	210,643	467,844	—	127	210,643	467,972	678,615	467,972	1989	7/31/1989	N/A
Kansas City	MO	—	210,070	466,571	—	—	210,070	466,571	676,641	466,571	1988	5/13/1988	N/A
Kansas City	MO	—	168,350	373,910	—	—	168,350	373,910	542,260	373,910	1988	5/26/1988	N/A
Corinth	MS	—	387,489	1,749,157	183,839	—	387,489	1,932,996	2,320,485	370,199	2006	12/4/2013	291
Billings	MT	—	617,235	2,786,247	—	—	617,235	2,786,247	3,403,482	394,718	1995	6/24/2015	300
Glendive	MT	—	567,581	2,529,794	—	—	567,581	2,529,794	3,097,375	358,388	2015	6/4/2015	300
Greensboro	NC	—	676,201	3,052,428	—	—	676,201	3,052,428	3,728,629	503,651	1998	11/17/2014	300
Raleigh	NC	—	484,913	2,188,937	—	—	484,913	2,188,937	2,673,850	419,546	2003	3/11/2014	300
Winston-Salem	NC	—	8,610,606	9,516,411	—	—	8,610,606	9,516,411	18,127,017	396,517	1997	12/21/2017	300
Mayville	ND	—	59,333	565,562	160,301	5,087	59,333	730,950	790,283	471,630	1997	12/23/1998	281
Ainsworth	NE	—	362,675	673,768	—	94	362,675	673,862	1,036,537	340,329	2005	5/25/2006	300
Imperial	NE	—	388,599	721,914	146,288	38	388,599	868,240	1,256,839	390,532	2006	6/28/2006	290
Bloomfield	NM	—	59,559	616,252	14,805	84	59,559	631,141	690,700	506,908	1993	12/23/1998	294
Clovis	NM	—	50,000	918,965	33,694	—	50,000	952,659	1,002,659	187,442	2007	6/30/2014	292
Alliance	OH	—	4,140,000	10,084,855	—	—	4,140,000	10,084,855	14,224,855	621,899	1997	6/29/2017	300
Pickerington	OH	—	317,010	1,431,011	—	—	317,010	1,431,011	1,748,021	259,967	1999	6/12/2014	300
Edmond	OK	—	1,390,000	3,009,650	284,935	—	1,390,000	3,294,585	4,684,585	1,069,127	1995	10/22/2010	291
Milwaukie	OR	—	180,250	400,336	49,088	58	180,250	449,482	629,732	444,353	1987	8/6/1987	180
Dubois	PA	1,338,900	682,202	2,217,155	32,120	—	682,202	2,249,275	2,931,477	535,022	2010	1/22/2013	297
Ebensburg	PA	—	581,699	16,421,564	—	—	581,699	16,421,564	17,003,263	3,913,806	1999	1/22/2013	300
Elizabethville	PA	1,244,943	691,197	2,246,390	11,850	—	691,197	2,258,240	2,949,437	540,715	2010	1/22/2013	299
Mansfield	PA	1,244,943	759,190	2,467,367	3,651	—	759,190	2,471,018	3,230,208	590,908	2010	1/22/2013	300
Milford	PA	—	438,715	1,955,421	104,700	—	438,715	2,060,121	2,498,836	288,142	1980	6/9/2015	291
Providence	RI	—	2,550,000	21,717,123	31,843	—	2,550,000	21,748,966	24,298,966	3,083,319	1985	1/31/2014	420
Florence	SC	—	712,114	2,314,371	13,000	—	712,114	2,327,371	3,039,485	563,822	2006	1/22/2013	300
Greenville	SC	—	5,164,821	11,714,982	—	—	5,164,821	11,714,982	16,879,803	527,174	1997	11/29/2017	300
Athens	TN	—	290,000	1,948,179	—	—	290,000	1,948,179	2,238,179	340,931	2000	8/18/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Carthage	TN	—	555,547	2,476,158	128,226	—	555,547	2,604,384	3,159,931	315,719	1984	12/17/2015	297
Johnson City	TN	—	1,460,000	1,608,119	—	—	1,460,000	1,608,119	3,068,119	125,969	1997	1/11/2017	300
Memphis	TN	—	197,708	507,647	17,670	23,118	197,708	548,435	746,143	452,758	1997	9/30/1998	294
Murfreesboro	TN	—	1,010,000	2,797,770	—	—	1,010,000	2,797,770	3,807,770	284,440	2006	6/20/2016	300
Coleman	TX	—	243,060	451,661	14,375	41,385	243,060	507,421	750,481	238,327	1995	5/25/2006	284
Denton	TX	—	897,418	3,496,528	—	—	897,418	3,496,528	4,393,946	85,866	2018	4/20/2018	300
Devine	TX	—	212,408	394,735	39,377	101	212,408	434,213	646,621	213,773	1983	5/25/2006	287
New Boston	TX	—	564,285	1,833,926	51,100	—	564,285	1,885,026	2,449,311	467,802	2011	1/22/2013	296
Orange	TX	—	492,842	2,224,730	2,607	—	492,842	2,227,336	2,720,178	448,953	2007	12/20/2013	300
Presidio	TX	—	407,657	757,362	—	15,300	407,657	772,662	1,180,319	387,055	2005	5/25/2006	296
Winnsboro	TX	—	94,380	1,299,056	8,500	41,151	94,380	1,348,707	1,443,087	642,603	2006	9/7/2006	293
Salem	UT	—	439,889	1,985,696	153,529	—	439,889	2,139,225	2,579,114	300,467	1994	5/21/2015	295
Salem	VA	—	670,000	1,870,698	—	—	670,000	1,870,698	2,540,698	190,188	1998	6/29/2016	300
Puyallup	WA	—	173,250	384,795	—	22,814	173,250	407,609	580,859	407,609	1985	9/15/1987	N/A
Redmond	WA	—	196,000	435,317	42,356	29,168	196,000	506,842	702,842	485,056	1970	9/17/1987	202
Tacoma	WA	—	189,000	419,777	—	19,146	189,000	438,922	627,922	438,922	1975	8/25/1987	N/A
Green Bay	WI	—	1,510,000	5,852,883	127,741	—	1,510,000	5,980,624	7,490,624	1,297,784	2007	6/25/2013	296
Sussex	WI	—	650,000	7,106,415	33,439	—	650,000	7,139,854	7,789,854	1,577,276	2008	6/25/2013	300
Ronceverte	WV	1,338,900	772,945	2,512,071	5,445	—	772,945	2,517,516	3,290,461	600,345	2010	1/22/2013	300
Douglas	WY	—	571,162	2,545,759	7,850	—	571,162	2,553,609	3,124,771	361,659	2014	6/4/2015	299

Government Services
Sierra Vista	AZ	—	368,655	9,028,151	295,844	—	368,655	9,323,995	9,692,650	1,639,666	2001	1/22/2013	412
El Centro	CA	—	520,000	2,185,899	—	—	520,000	2,185,899	2,705,899	812,426	2009	9/17/2009	300
Redding	CA	—	675,805	20,005,327	549,332	—	675,805	20,554,659	21,230,464	3,589,224	2003	1/22/2013	413
Colorado Springs	CO	—	672,578	9,520,731	392,174	—	672,578	9,912,905	10,585,483	1,806,266	1983	1/22/2013	408
New Port Richey	FL	—	779,626	9,708,313	326,793	—	779,626	10,035,106	10,814,732	1,706,764	2000	1/22/2013	410
Sioux City	IA	—	77,340	4,538,558	221,325	—	77,340	4,759,883	4,837,223	802,839	2011	1/22/2013	410
Caldwell	ID	—	666,412	2,891,593	37,455	—	666,412	2,929,048	3,595,460	508,276	2011	1/22/2013	416
Minneapolis	MN	—	1,045,866	8,587,804	—	—	1,045,866	8,587,804	9,633,670	1,461,971	2005	1/22/2013	420
Malone	NY	—	823,630	9,270,887	115,299	—	823,630	9,386,186	10,209,816	1,619,335	2011	1/22/2013	416
Knoxville	TN	—	760,745	8,994,542	47,114	—	760,745	9,041,656	9,802,401	1,540,831	2011	1/22/2013	419
Brownsville	TX	—	320,661	6,564,200	31,025	—	320,661	6,595,225	6,915,886	1,120,913	2008	1/22/2013	419
Dallas	TX	—	399,222	9,540,572	42,246	—	399,222	9,582,818	9,982,040	1,630,671	2011	1/22/2013	418
Eagle Pass	TX	—	146,259	1,880,444	199,323	—	146,259	2,079,767	2,226,026	409,565	2002	1/22/2013	389
Eagle Pass	TX	—	68,097	708,427	103,279	—	68,097	811,706	879,803	165,388	2002	1/22/2013	378
Paris	TX	—	274,223	5,385,490	3,700	—	274,223	5,389,190	5,663,413	918,413	2010	1/22/2013	420
Parkersburg	WV	—	494,436	12,703,842	57,994	—	494,436	12,761,837	13,256,273	2,176,655	2009	1/22/2013	419

Grocery
Montgomery	AL	—	1,620,000	7,789,810	—	—	1,620,000	7,789,810	9,409,810	558,373	2016	3/22/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Phenix City	AL	—	2,815,705	7,813,337	—	—	2,815,705	7,813,337	10,629,042	325,556	2015	12/28/2017	300
Mesa	AZ	—	807,252	1,499,183	—	—	807,252	1,499,183	2,306,435	422,270	1992	12/21/2011	300
Phoenix	AZ	—	664,796	1,234,621	—	—	664,796	1,234,621	1,899,417	347,752	1990	12/21/2011	300
Phoenix	AZ	—	546,083	1,014,153	—	—	546,083	1,014,153	1,560,236	285,653	1990	12/21/2011	300
Yuma	AZ	—	783,510	1,455,089	—	—	783,510	1,455,089	2,238,599	409,850	1991	12/21/2011	300
Buena Park	CA	—	2,136,844	3,968,425	—	—	2,136,844	3,968,425	6,105,269	1,117,773	1997	12/21/2011	300
Burbank	CA	—	2,193,827	4,074,250	—	—	2,193,827	4,074,250	6,268,077	1,147,580	1991	12/21/2011	300
Carson	CA	—	949,709	1,763,744	—	—	949,709	1,763,744	2,713,453	496,788	1988	12/21/2011	300
Chula Vista	CA	—	1,044,679	1,940,119	—	—	1,044,679	1,940,119	2,984,798	546,467	1990	12/21/2011	300
Cloverdale	CA	—	1,505,000	2,795,321	—	—	1,505,000	2,795,321	4,300,321	1,709,805	1997	9/30/2003	300
El Centro	CA	—	394,903	733,392	—	—	394,903	733,392	1,128,295	206,572	1990	12/21/2011	300
Fortuna	CA	—	1,190,000	2,210,308	—	—	1,190,000	2,210,308	3,400,308	1,351,972	1999	9/30/2003	300
Glendale	CA	—	3,270,797	6,074,336	—	—	3,270,797	6,074,336	9,345,133	1,710,938	1990	12/21/2011	300
Hanford	CA	—	1,234,621	2,292,868	—	—	1,234,621	2,292,868	3,527,489	645,824	1990	12/21/2011	300
Inglewood	CA	—	1,661,990	3,086,553	—	—	1,661,990	3,086,553	4,748,543	869,379	1995	12/21/2011	300
Los Angeles	CA	—	712,282	1,322,809	—	—	712,282	1,322,809	2,035,091	372,591	1975	12/21/2011	300
Los Angeles	CA	—	1,424,563	2,645,617	—	—	1,424,563	2,645,617	4,070,180	745,182	1948	12/21/2011	300
Los Angeles	CA	—	1,576,516	2,927,816	—	—	1,576,516	2,927,816	4,504,332	824,668	1994	12/21/2011	300
Los Angeles	CA	—	1,638,247	3,042,460	—	—	1,638,247	3,042,460	4,680,707	856,959	1984	12/21/2011	300
Los Angeles	CA	—	1,994,388	3,703,864	—	—	1,994,388	3,703,864	5,698,252	1,043,255	1993	12/21/2011	300
Los Angeles	CA	—	3,111,111	5,777,778	—	—	3,111,111	5,777,778	8,888,889	1,627,407	1981	12/21/2011	300
Monrovia	CA	—	1,139,650	2,116,494	—	—	1,139,650	2,116,494	3,256,144	596,146	1984	12/21/2011	300
North Hollywood	CA	—	4,036,263	7,495,917	—	—	4,036,263	7,495,917	11,532,180	2,111,350	1997	12/21/2011	300
Oakland	CA	—	2,374,272	4,409,361	—	—	2,374,272	4,409,361	6,783,633	1,241,970	1994	12/21/2011	300
Pacoima	CA	—	949,709	1,763,744	—	—	949,709	1,763,744	2,713,453	496,788	1970	12/21/2011	300
Pasadena	CA	—	2,113,102	3,924,331	—	—	2,113,102	3,924,331	6,037,433	1,105,353	1997	12/21/2011	300
Redlands	CA	—	1,187,136	2,204,680	—	—	1,187,136	2,204,680	3,391,816	620,985	1993	12/21/2011	300
Redondo Beach	CA	—	1,306,667	2,426,666	—	—	1,306,667	2,426,666	3,733,333	683,511	1969	12/21/2011	300
Redwood City	CA	—	1,638,247	3,042,460	—	—	1,638,247	3,042,460	4,680,707	856,959	1993	12/21/2011	300
Riverside	CA	—	1,068,422	1,984,213	—	—	1,068,422	1,984,213	3,052,635	558,887	1992	12/21/2011	300
Sacramento	CA	—	759,767	1,410,995	—	—	759,767	1,410,995	2,170,762	397,430	1996	12/21/2011	300
Sacramento	CA	—	1,139,650	2,116,494	—	—	1,139,650	2,116,494	3,256,144	596,146	1988	12/21/2011	300
Salinas	CA	—	1,044,679	1,940,119	—	—	1,044,679	1,940,119	2,984,798	546,467	1987	12/21/2011	300
San Diego	CA	—	1,633,333	3,033,334	—	—	1,633,333	3,033,334	4,666,667	854,389	1974	12/21/2011	300
Stockton	CA	—	1,424,563	2,645,617	—	—	1,424,563	2,645,617	4,070,180	745,182	1988	12/21/2011	300
Thousand Oaks	CA	—	2,018,131	3,747,957	—	—	2,018,131	3,747,957	5,766,088	1,055,675	1995	12/21/2011	300
Pueblo	CO	—	1,700,000	8,441,070	—	—	1,700,000	8,441,070	10,141,070	830,182	2016	7/29/2016	300
Wilmington	DE	4,825,479	1,020,000	5,192,590	—	—	1,020,000	5,192,590	6,212,590	960,629	1981	5/9/2014	300
Brandon	FL	—	2,570,000	676,996	647,309	294	2,570,000	1,324,598	3,894,598	277,440	1979	10/22/2010	267
Orlando	FL	—	1,530,000	9,749,600	245,067	—	1,530,000	9,994,667	11,524,667	616,171	1999	6/30/2017	299
Tampa	FL	—	2,610,000	5,769,576	180,568	—	2,610,000	5,950,143	8,560,143	1,991,037	1997	10/22/2010	295

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Albany	GA	—	2,190,000	8,690,607	—	—	2,190,000	8,690,607	10,880,607	796,773	2016	9/19/2016	300
Athens	GA	—	2,190,000	9,424,928	—	—	2,190,000	9,424,928	11,614,928	864,085	2015	9/19/2016	300
Augusta	GA	—	3,270,000	7,511,063	—	—	3,270,000	7,511,063	10,781,063	763,848	2015	6/30/2016	300
Columbus	GA	—	4,353,814	6,857,257	—	—	4,353,814	6,857,257	11,211,071	285,719	2016	12/28/2017	300
Dalton	GA	—	2,190,763	7,590,837	—	—	2,190,763	7,590,837	9,781,600	316,285	2015	12/28/2017	300
Gainesville	GA	—	2,550,000	7,340,616	—	—	2,550,000	7,340,616	9,890,616	746,519	2015	6/30/2016	300
LaGrange	GA	—	1,740,000	8,163,125	—	—	1,740,000	8,163,125	9,903,125	748,420	2015	9/19/2016	300
Davenport	IA	—	1,287,445	4,478,575	—	—	1,287,445	4,478,575	5,766,020	52,250	1987	9/27/2018	300
Bannockburn	IL	—	6,345,098	22,072,424	—	—	6,345,098	22,072,424	28,417,522	919,684	2017	12/28/2017	300
Des Plaines	IL	—	6,360,000	20,525,360	—	—	6,360,000	20,525,360	26,885,360	1,470,984	2017	3/31/2017	300
Frankfort	IL	—	5,780,000	20,409,156	—	—	5,780,000	20,409,156	26,189,156	1,462,656	2013	3/31/2017	300
Harwood Heights	IL	—	7,510,000	19,150,146	—	—	7,510,000	19,150,146	26,660,146	1,372,427	2012	3/31/2017	300
Lake Zurich	IL	—	4,720,000	21,200,960	—	—	4,720,000	21,200,960	25,920,960	1,519,402	2014	3/31/2017	300
Carmel	IN	—	1,484,742	—	—	31,108	1,484,742	31,108	1,515,850	567	In Progress	6/20/2018	247
Elkhart	IN	—	835,890	—	—	125,216	835,890	125,216	961,106	9,196	2017	11/1/2006	241
Terre Haute	IN	—	767,189	1,426,532	64,431	120,090	767,189	1,611,053	2,378,242	1,495,221	2018	11/1/2006	238
Lawrence	KS	—	706,512	5,339,114	—	—	706,512	5,339,114	6,045,626	1,272,539	1966	1/22/2013	300
Wichita	KS	—	1,672,828	7,618,552	—	—	1,672,828	7,618,552	9,291,380	1,816,300	1995	1/22/2013	300
Bossier City	LA	—	1,902,939	8,898,290	—	—	1,902,939	8,898,290	10,801,229	370,762	2015	12/28/2017	300
Monroe	LA	—	2,270,000	7,628,418	—	—	2,270,000	7,628,418	9,898,418	775,705	2015	6/30/2016	300
Monroe	LA	—	2,260,000	7,850,069	—	—	2,260,000	7,850,069	10,110,069	798,239	2015	6/30/2016	300
Monroe	LA	—	1,725,230	8,815,201	—	—	1,725,230	8,815,201	10,540,431	367,300	2015	12/28/2017	300
Pineville	LA	—	2,218,626	7,984,042	—	—	2,218,626	7,984,042	10,202,668	332,668	2014	12/28/2017	300
Ruston	LA	—	1,863,091	9,049,754	—	—	1,863,091	9,049,754	10,912,845	377,073	2016	12/28/2017	300
Portland	ME	—	—	6,357,617	12,082	—	—	6,369,699	6,369,699	1,517,921	2011	1/22/2013	300
Lapeer	MI	—	763,454	4,473,651	—	—	763,454	4,473,651	5,237,105	395,172	1990	10/19/2016	300
Waite Park	MN	—	497,467	2,982,959	—	—	497,467	2,982,959	3,480,426	54,688	1999	7/30/2018	300
Aurora	MO	—	440,000	3,398,717	—	—	440,000	3,398,717	3,838,717	560,788	1993	11/17/2014	300
Festus	MO	—	1,120,000	5,164,355	—	—	1,120,000	5,164,355	6,284,355	1,024,558	1985	1/31/2014	300
Republic	MO	—	930,000	3,036,180	—	—	930,000	3,036,180	3,966,180	500,970	1992	11/17/2014	300
Springfield	MO	—	1,167,312	3,207,718	—	—	1,167,312	3,207,718	4,375,030	529,273	1994	11/17/2014	300
Springfield	MO	—	1,635,901	4,495,381	—	—	1,635,901	4,495,381	6,131,282	741,738	2000	11/17/2014	300
St. Louis	MO	—	1,150,000	4,580,300	—	—	1,150,000	4,580,300	5,730,300	908,426	1985	1/31/2014	300
St. Louis	MO	—	890,000	5,765,303	—	—	890,000	5,765,303	6,655,303	1,143,452	1990	1/31/2014	300
Rio Rancho	NM	—	1,290,000	6,521,932	—	—	1,290,000	6,521,932	7,811,932	467,405	1999	3/29/2017	300
Reno	NV	—	456,000	562,344	19,733	175	456,000	582,251	1,038,251	582,251	1988	5/26/1988	N/A
Reno	NV	—	721,365	1,339,679	—	—	721,365	1,339,679	2,061,044	377,343	2009	12/21/2011	300
Canandaigua	NY	—	757,160	13,354,409	—	—	757,160	13,354,409	14,111,569	3,182,801	2003	1/22/2013	300
Nanuet	NY	—	3,149,527	20,960,357	—	—	3,149,527	20,960,357	24,109,884	4,995,552	1999	1/22/2013	300
Seaford	NY	13,806,243	6,180,000	6,058,740	—	—	6,180,000	6,058,740	12,238,740	1,120,867	1968	5/9/2014	300
Cincinnati	OH	—	1,860,000	5,009,049	—	—	1,860,000	5,009,049	6,869,049	459,163	1990	9/28/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Wooster	OH	—	763,642	—	—	48,300	763,642	48,300	811,942	1,467	1995	11/1/2006	247
Bartlesville	OK	—	1,650,000	1,574,823	—	—	1,650,000	1,574,823	3,224,823	517,513	1985	10/22/2010	300
Norman	OK	—	1,580,000	1,901,618	—	—	1,580,000	1,901,618	3,481,618	624,811	1999	10/22/2010	300
Norman	OK	—	3,000,000	2,475,669	—	—	3,000,000	2,475,669	5,475,669	812,721	1983	10/22/2010	300
Stillwater	OK	—	2,590,000	2,473,123	—	—	2,590,000	2,473,123	5,063,123	812,455	1993	10/22/2010	300
Tulsa	OK	—	1,550,000	203,990	—	—	1,550,000	203,990	1,753,990	66,977	1999	10/22/2010	300
Tulsa	OK	—	2,000,000	753,609	—	—	2,000,000	753,609	2,753,609	247,435	2006	10/22/2010	300
Tulsa	OK	—	3,000,000	3,486,618	—	—	3,000,000	3,486,618	6,486,618	1,145,219	2006	10/22/2010	300
Central Point	OR	—	840,000	1,560,308	—	—	840,000	1,560,308	2,400,308	954,388	1991	9/30/2003	300
Pendleton	OR	—	546,083	1,014,153	—	—	546,083	1,014,153	1,560,236	285,653	1965	12/21/2011	300
Phoenix	OR	—	840,000	1,560,308	148,406	—	840,000	1,708,715	2,548,715	964,277	1993	9/30/2003	292
Duncansville	PA	—	1,508,293	7,507,014	—	—	1,508,293	7,507,014	9,015,307	129,379	2003	7/6/2018	300
Upper Darby	PA	8,836,277	3,300,000	7,383,261	—	—	3,300,000	7,383,261	10,683,261	1,365,903	1970	5/9/2014	300
Columbia	SC	—	1,610,000	7,777,781	—	—	1,610,000	7,777,781	9,387,781	557,511	2016	3/22/2017	300
Goose Creek	SC	—	2,160,000	8,654,787	—	—	2,160,000	8,654,787	10,814,787	620,364	2015	3/22/2017	300
Greenville	SC	—	3,020,000	7,907,103	—	—	3,020,000	7,907,103	10,927,103	566,780	2015	3/22/2017	300
Ladson	SC	—	2,630,000	8,279,600	—	—	2,630,000	8,279,600	10,909,600	593,475	2015	3/22/2017	300
Myrtle Beach	SC	—	4,866,449	1,545,000	—	—	4,866,449	1,545,000	6,411,449	141,766	2016	9/8/2016	300
Orangeburg	SC	—	1,430,000	7,956,493	—	—	1,430,000	7,956,493	9,386,493	570,319	2015	3/22/2017	300
Simpsonville	SC	—	2,380,000	8,117,512	—	—	2,380,000	8,117,512	10,497,512	581,859	2015	3/22/2017	300
Simpsonville	SC	—	2,030,000	7,349,991	—	—	2,030,000	7,349,991	9,379,991	526,853	2016	3/22/2017	300
Rapid City	SD	—	2,140,000	1,465,451	—	—	2,140,000	1,465,451	3,605,451	481,156	1983	10/22/2010	300
Clarksville	TN	—	1,450,000	8,574,328	—	—	1,450,000	8,574,328	10,024,328	786,114	2015	9/19/2016	300
Hixson	TN	—	2,354,241	7,902,641	—	—	2,354,241	7,902,641	10,256,882	329,277	2015	12/28/2017	300
Morristown	TN	—	2,184,337	7,699,787	—	—	2,184,337	7,699,787	9,884,124	320,825	2015	12/28/2017	300
Dallas	TX	—	1,210,000	2,675,265	300,025	—	1,210,000	2,975,290	4,185,290	948,865	2000	10/22/2010	292
Colchester	VT	—	983,640	13,718,577	—	—	983,640	13,718,577	14,702,217	3,269,594	1997	1/22/2013	300
Richland	WA	—	1,756,961	3,262,927	—	—	1,756,961	3,262,927	5,019,888	919,058	2001	12/21/2011	300
Burlington	WI	4,490,000	840,000	6,515,145	—	—	840,000	6,515,145	7,355,145	1,227,019	2009	4/30/2014	300
Fond du Lac	WI	—	1,260,000	5,823,350	—	—	1,260,000	5,823,350	7,083,350	359,107	1995	6/29/2017	300
Neenah	WI	3,480,000	1,070,000	4,648,820	—	—	1,070,000	4,648,820	5,718,820	875,528	2000	4/30/2014	300
Shorewood	WI	—	7,110,000	28,692,187	—	—	7,110,000	28,692,187	35,802,187	2,343,195	2016	12/21/2016	300

Health & Beauty
Fresno	CA	—	1,439,680	40,287,526	—	—	1,439,680	40,287,526	41,727,206	815,343	2017	4/13/2018	420

Health & Fitness
Gilbert	AZ	—	2,324,742	7,305,473	—	—	2,324,742	7,305,473	9,630,215	—	In Progress	8/17/2017	N/A
Goodyear	AZ	—	2,010,000	20,928,681	—	—	2,010,000	20,928,681	22,938,681	2,964,896	2006	6/10/2015	300
Phoenix	AZ	—	2,608,389	3,418,783	750,000	—	2,608,389	4,168,783	6,777,172	2,319,576	2002	6/26/2001	286
Phoenix	AZ	—	2,100,000	6,556,549	—	—	2,100,000	6,556,549	8,656,549	1,663,144	2011	6/29/2011	300
San Tan Valley	AZ	—	1,113,000	3,228,784	—	—	1,113,000	3,228,784	4,341,784	—	In Progress	6/11/2018	N/A

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Antioch	CA	—	5,375,000	9,982,143	—	—	5,375,000	9,982,143	15,357,143	2,911,458	2008	9/21/2011	300
Bakersfield	CA	—	2,259,649	4,698,845	—	—	2,259,649	4,698,845	6,958,494	1,370,496	2006	9/21/2011	300
Bakersfield	CA	—	3,260,933	6,056,019	—	—	3,260,933	6,056,019	9,316,952	1,766,339	2007	9/21/2011	300
Carmichael	CA	—	812,570	3,467,558	232,904	—	812,570	3,700,461	4,513,031	764,820	1974	8/30/2013	289
Carmichael	CA	—	755,676	3,224,770	34,606	—	755,676	3,259,376	4,015,052	694,435	1974	8/30/2013	298
Ceres	CA	—	2,145,750	3,984,963	—	—	2,145,750	3,984,963	6,130,713	1,162,281	2006	9/21/2011	300
Chula Vista	CA	—	4,226,250	7,848,750	750,000	—	4,226,250	8,598,750	12,825,000	2,773,269	2005	3/30/2010	291
Diamond Bar	CA	—	3,038,879	5,494,141	—	777	3,038,879	5,494,918	8,533,797	3,663,645	2000	9/29/1998	300
Elk Grove	CA	—	2,570,000	10,206,994	116,025	3,274	2,570,000	10,326,293	12,896,293	2,185,454	2000	9/27/2013	299
Fairfield	CA	—	836,500	2,053,894	—	—	836,500	2,053,894	2,890,394	461,680	1987	10/3/2012	300
Folsom	CA	—	1,290,000	13,537,029	68,362	—	1,290,000	13,605,391	14,895,391	2,916,628	2006	8/30/2013	299
Los Banos	CA	—	1,378,343	2,559,779	—	—	1,378,343	2,559,779	3,938,122	746,602	2008	9/21/2011	300
McClellan	CA	—	396,459	1,691,850	—	—	396,459	1,691,850	2,088,309	363,748	1976	8/30/2013	300
Merced	CA	—	910,000	2,440,523	—	—	910,000	2,440,523	3,350,523	533,516	1987	10/3/2012	300
Montebello	CA	—	3,320,000	7,793,644	—	—	3,320,000	7,793,644	11,113,644	480,608	1964	6/15/2017	300
Norco	CA	—	1,247,243	4,907,430	—	27	1,247,243	4,907,456	6,154,699	3,173,873	2000	6/29/1999	300
Rancho Cordova	CA	—	1,040,000	6,791,316	38,541	—	1,040,000	6,829,857	7,869,857	1,464,067	2004	8/30/2013	300
Rocklin	CA	—	1,165,243	4,972,558	—	—	1,165,243	4,972,558	6,137,801	1,069,100	2001	8/30/2013	300
Roseville	CA	—	1,970,000	7,743,081	184,281	—	1,970,000	7,927,362	9,897,362	1,711,326	1994	9/27/2013	295
Sacramento	CA	—	449,230	1,917,043	69,909	—	449,230	1,986,952	2,436,182	413,687	1984	8/30/2013	294
Sacramento	CA	—	2,400,000	14,079,539	—	—	2,400,000	14,079,539	16,479,539	2,980,169	2008	9/30/2013	300
Shingle Springs	CA	—	1,575,000	3,675,307	—	—	1,575,000	3,675,307	5,250,307	840,174	1987	10/3/2012	300
Stockton	CA	—	2,320,442	4,309,392	—	—	2,320,442	4,309,392	6,629,834	1,256,906	1975	9/21/2011	300
Stockton	CA	—	1,602,459	2,975,994	—	—	1,602,459	2,975,994	4,578,453	867,998	1976	9/21/2011	300
Tracy	CA	—	556,906	1,034,254	—	—	556,906	1,034,254	1,591,160	301,657	1940	9/21/2011	300
Tracy	CA	—	3,228,902	5,996,532	—	—	3,228,902	5,996,532	9,225,434	1,748,989	1992	9/21/2011	300
Vacaville	CA	—	1,575,000	3,675,429	—	—	1,575,000	3,675,429	5,250,429	840,192	1976	10/3/2012	300
Vallejo	CA	—	756,000	3,404,487	—	—	756,000	3,404,487	4,160,487	652,070	1943	10/3/2012	300
Colorado Springs	CO	—	3,209,045	28,240,548	—	—	3,209,045	28,240,548	31,449,593	1,176,690	2011	12/19/2017	300
South Windsor	CT	4,631,148	1,410,000	8,239,228	—	—	1,410,000	8,239,228	9,649,228	1,496,793	2005	6/27/2014	300
Hialeah	FL	—	2,104,393	3,910,500	—	—	2,104,393	3,910,500	6,014,893	1,844,436	2002	3/26/2007	300
Miami	FL	—	3,115,101	5,670,715	—	106	3,115,101	5,670,821	8,785,922	3,631,150	2000	6/7/1999	300
Oakland Park	FL	—	2,800,000	2,196,480	600,000	—	2,800,000	2,796,480	5,596,480	1,444,353	2000	3/27/2001	280
Orlando	FL	—	2,144,778	3,755,905	550,000	—	2,144,778	4,305,905	6,450,683	2,283,578	2003	11/26/2002	292
Pembroke Pines	FL	—	1,714,388	4,387,824	750,000	—	1,714,388	5,137,824	6,852,212	3,177,114	2000	10/1/1999	284
Stuart	FL	—	1,150,000	8,258,878	—	—	1,150,000	8,258,878	9,408,878	1,830,718	2010	6/28/2013	300
Sunrise	FL	—	2,850,000	3,601,884	—	—	2,850,000	3,601,884	6,451,884	1,182,618	1993	10/22/2010	300
Winter Park	FL	—	1,979,598	8,256,394	924,093	167,804	1,979,598	9,348,291	11,327,889	6,116,108	2003	5/31/1995	286
Conyers	GA	—	1,200,000	7,835,546	86,569	—	1,200,000	7,922,115	9,122,115	1,534,417	2008	2/27/2014	298
Morrow	GA	—	1,680,000	5,108,661	222,358	—	1,680,000	5,331,019	7,011,019	887,597	1998	9/30/2014	297
Urbandale	IA	—	4,720,000	27,389,120	—	—	4,720,000	27,389,120	32,109,120	3,880,125	2014	6/10/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Alsip	IL	—	2,944,221	5,467,839	375	—	2,944,221	5,468,214	8,412,435	1,977,561	2007	12/30/2009	300
Bolingbrook	IL	—	3,010,512	8,161,186	—	—	3,010,512	8,161,186	11,171,698	3,613,877	2008	1/24/2007	300
Elmhurst	IL	—	3,410,000	8,185,617	—	—	3,410,000	8,185,617	11,595,617	559,351	2016	4/14/2017	300
Glendale Heights	IL	—	1,963,770	10,038,516	—	—	1,963,770	10,038,516	12,002,286	2,503,269	2014	3/26/2007	300
Lansing	IL	—	460,000	6,648,839	375	—	460,000	6,649,214	7,109,214	1,340,875	1980	12/12/2013	300
Waukegan	IL	—	2,961,951	5,500,766	375	—	2,961,951	5,501,141	8,463,092	1,989,469	2009	12/30/2009	300
Carmel	IN	—	3,675,000	6,825,000	—	—	3,675,000	6,825,000	10,500,000	2,400,125	2008	3/29/2010	300
Indianapolis	IN	—	3,008,186	6,999,881	—	—	3,008,186	6,999,881	10,008,067	3,258,660	2007	8/3/2006	300
Southport	IN	—	2,121,873	7,522,735	—	—	2,121,873	7,522,735	9,644,608	3,282,943	2008	6/8/2007	300
Lenexa	KS	—	1,410,000	25,283,643	—	—	1,410,000	25,283,643	26,693,643	3,581,849	2010	6/10/2015	300
Florence	KY	—	2,560,000	8,523,096	—	—	2,560,000	8,523,096	11,083,096	2,088,159	2008	11/30/2012	300
Louisville	KY	—	1,480,000	13,081,657	323,418	—	1,480,000	13,405,075	14,885,075	3,138,530	1995	2/1/2013	297
Nottingham	MD	—	3,055,453	5,675,230	—	—	3,055,453	5,675,230	8,730,683	2,676,816	1985	3/26/2007	300
Rochester Hills	MI	—	1,980,000	31,441,153	—	—	1,980,000	31,441,153	33,421,153	4,454,163	2002	6/10/2015	300
Roseville	MN	—	3,611,925	8,804,654	—	—	3,611,925	8,804,654	12,416,579	3,846,440	2008	4/18/2007	300
St. Louis Park	MN	—	1,160,000	36,979,042	—	—	1,160,000	36,979,042	38,139,042	5,238,698	1960	6/10/2015	300
Charlotte	NC	—	2,420,000	7,649,004	59,780	—	2,420,000	7,708,784	10,128,784	1,520,187	2009	1/29/2014	300
Raleigh	NC	—	4,890,000	21,252,496	—	—	4,890,000	21,252,496	26,142,496	3,010,770	2015	6/10/2015	300
Omaha	NE	—	1,130,000	10,814,154	—	—	1,130,000	10,814,154	11,944,154	2,144,807	2009	1/29/2014	300
East Brunswick	NJ	—	1,654,529	3,073,912	—	58	1,654,529	3,073,970	4,728,499	1,460,140	1998	2/16/2007	300
Montvale	NJ	—	7,980,000	35,070,170	—	—	7,980,000	35,070,170	43,050,170	4,968,274	2013	6/10/2015	300
Harrison	NY	—	16,710,000	50,611,800	—	—	16,710,000	50,611,800	67,321,800	7,170,005	2014	6/10/2015	300
Patchogue	NY	—	2,540,000	9,285,822	—	—	2,540,000	9,285,822	11,825,822	572,626	2010	6/16/2017	300
Yonkers	NY	—	1,488,894	2,765,894	—	—	1,488,894	2,765,894	4,254,788	1,304,579	1950	3/26/2007	300
Brooklyn	OH	—	900,000	10,393,798	26,569	—	900,000	10,420,367	11,320,367	1,162,293	2015	3/30/2016	299
Columbus	OH	—	—	6,891,202	266,675	—	—	7,157,877	7,157,877	1,641,692	2008	11/30/2012	294
Columbus	OH	—	—	11,662,219	34,160	99	—	11,696,478	11,696,478	2,760,384	2007	2/1/2013	300
Columbus	OH	—	—	7,517,501	—	—	—	7,517,501	7,517,501	1,666,379	2009	6/28/2013	300
Hilliard	OH	—	1,010,000	10,307,569	375	—	1,010,000	10,307,944	11,317,944	2,422,304	2007	2/1/2013	300
Maumee	OH	—	1,390,000	10,042,422	—	—	1,390,000	10,042,422	11,432,422	1,991,747	2009	1/29/2014	300
Toledo	OH	—	620,000	10,933,936	—	—	620,000	10,933,936	11,553,936	2,168,564	2008	1/29/2014	300
West Chester	OH	—	1,670,000	7,738,611	27,798	—	1,670,000	7,766,409	9,436,409	1,818,884	2006	2/22/2013	299
Allentown	PA	—	2,340,000	8,863,815	—	—	2,340,000	8,863,815	11,203,815	576,148	2004	5/1/2017	300
Philadelphia	PA	—	2,254,830	4,188,725	—	—	2,254,830	4,188,725	6,443,555	1,989,644	1990	2/16/2007	300
Pittsburgh	PA	—	4,420,799	5,543,009	—	—	4,420,799	5,543,009	9,963,808	1,560,621	2011	1/12/2011	300
Bartlett	TN	—	2,475,000	8,654,882	—	—	2,475,000	8,654,882	11,129,882	316,614	2017	10/18/2016	300
Franklin	TN	—	5,552,015	21,696,618	—	—	5,552,015	21,696,618	27,248,633	904,026	2017	12/29/2017	300
Cypress	TX	—	1,417,377	5,696,789	600,000	—	1,417,377	6,296,789	7,714,166	2,868,125	2006	9/14/2005	292
Fort Worth	TX	—	1,445,901	5,277,886	—	—	1,445,901	5,277,886	6,723,787	3,920,325	2000	6/30/1999	300
Keller	TX	—	1,478,222	5,679,604	750,000	—	1,478,222	6,429,604	7,907,826	3,009,718	2005	12/16/2004	289

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Plano	TX	—	3,178,115	5,832,224	—	—	3,178,115	5,832,224	9,010,339	3,024,853	2005	4/22/2005	300
Sachse	TX	—	540,000	8,144,846	3,902	—	540,000	8,148,747	8,688,747	774,939	2016	8/16/2016	300
San Antonio	TX	—	1,120,000	2,075,196	—	—	1,120,000	2,075,196	3,195,196	785,116	1984	7/29/2009	300
San Antonio	TX	—	1,200,000	2,489,568	12,965	—	1,200,000	2,502,533	3,702,533	942,562	1985	7/29/2009	300
San Antonio	TX	—	1,200,000	6,552,188	—	—	1,200,000	6,552,188	7,752,188	404,052	1985	6/22/2017	300
South Jordan	UT	—	6,260,000	19,565,376	—	—	6,260,000	19,565,376	25,825,376	2,771,762	2006	6/10/2015	300
Federal Way	WA	—	2,650,000	8,480,517	—	—	2,650,000	8,480,517	11,130,517	1,088,333	2007	10/14/2015	300
Kent	WA	—	4,086,250	7,588,750	—	—	4,086,250	7,588,750	11,675,000	2,744,598	2002	12/21/2009	300

Health Care
Boaz	AL	—	184,595	603,627	—	—	184,595	603,627	788,222	19,115	1999	3/22/2018	300
Enterprise	AL	—	697,210	2,265,932	—	—	697,210	2,265,932	2,963,142	540,047	2010	1/22/2013	300
Gadsden	AL	—	409,904	904,941	—	—	409,904	904,941	1,314,845	28,656	1998	3/22/2018	300
Montgomery	AL	—	255,189	2,067,034	75,481	—	255,189	2,142,515	2,397,704	69,545	1999	3/22/2018	294
Rainbow City	AL	—	392,196	1,307,665	—	—	392,196	1,307,665	1,699,861	41,409	1999	3/22/2018	300
Hot Springs	AR	845,621	210,979	2,003,689	—	—	210,979	2,003,689	2,214,668	341,104	2001	1/22/2013	420
Hot Springs	AR	939,579	235,299	2,234,659	—	—	235,299	2,234,659	2,469,958	380,424	1997	1/22/2013	420
Hot Springs	AR	2,372,438	904,597	5,821,180	—	—	904,597	5,821,180	6,725,777	990,987	1997	1/22/2013	420
Apple Valley	CA	—	486,371	15,383,518	—	—	486,371	15,383,518	15,869,889	2,472,743	2007	1/22/2013	420
Shasta Lake	CA	—	390,906	9,754,092	—	—	390,906	9,754,092	10,144,998	1,660,518	2007	1/22/2013	420
Augusta	GA	—	526,247	1,710,304	—	—	526,247	1,710,304	2,236,551	407,622	2009	1/22/2013	300
Brunswick	GA	—	290,369	788,880	83,729	31,059	290,369	903,669	1,194,038	729,077	1997	12/31/1997	282
Valdosta	GA	—	432,035	1,404,115	—	—	432,035	1,404,115	1,836,150	334,647	2007	1/22/2013	300
Valdosta	GA	—	413,489	1,343,840	—	—	413,489	1,343,840	1,757,329	320,282	2007	1/22/2013	300
Blackfoot	ID	—	494,854	1,608,277	—	—	494,854	1,608,277	2,103,131	383,306	2007	1/22/2013	300
Belleville	IL	—	1,602,110	2,050,158	—	—	1,602,110	2,050,158	3,652,268	64,922	1979	3/22/2018	300
Champaign	IL	—	805,888	1,498,402	431,790	49,236	805,888	1,979,428	2,785,316	729,902	1993	11/1/2006	293
Chicago	IL	—	250,000	1,307,607	30,997	—	250,000	1,338,604	1,588,604	149,310	1993	3/25/2016	299
Chicago	IL	—	310,283	1,266,988	—	—	310,283	1,266,988	1,577,271	40,121	1964	3/22/2018	300
Bedford	IN	—	179,909	1,882,694	—	—	179,909	1,882,694	2,062,603	59,619	2012	3/22/2018	300
Elkhart	IN	—	198,923	1,988,287	—	—	198,923	1,988,287	2,187,210	62,962	2014	3/22/2018	300
New Castle	IN	—	564,055	1,833,180	—	—	564,055	1,833,180	2,397,235	436,908	2008	1/22/2013	300
Kansas City	KS	—	521,988	1,696,460	—	—	521,988	1,696,460	2,218,448	404,323	2007	1/22/2013	300
New Orleans	LA	—	558,643	1,997,969	1,600	—	558,643	1,999,569	2,558,212	63,319	1994	3/22/2018	300
Shreveport	LA	—	423,234	1,375,511	—	—	423,234	1,375,511	1,798,745	327,830	2009	1/22/2013	300
Billerica	MA	—	398,292	740,107	21,044	15,024	398,292	776,175	1,174,467	360,967	1971	11/14/2007	299
Augusta	ME	—	316,234	1,007,734	—	—	316,234	1,007,734	1,323,968	31,912	1998	3/22/2018	300
Kansas City	MO	—	340,000	1,523,155	—	—	340,000	1,523,155	1,863,155	307,170	1930	12/20/2013	300
St. Louis	MO	—	2,852,903	38,694,147	132,793	1,008,831	2,852,903	39,835,771	42,688,674	6,601,989	2009	1/22/2013	411
St. Louis	MO	—	4,278,685	19,900,592	—	—	4,278,685	19,900,592	24,179,277	3,387,839	2009	1/22/2013	420
Gulfport	MS	—	299,464	502,326	224,556	46,809	299,464	773,691	1,073,155	556,888	1984	11/26/1996	253

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Sharpsburg	NC	—	250,859	2,021,050	—	—	250,859	2,021,050	2,271,909	64,000	2018	3/22/2018	300
Wilmington	NC	—	811,533	5,498,659	—	—	811,533	5,498,659	6,310,192	1,310,514	1979	1/22/2013	300
Lincoln	NE	—	707,636	2,299,818	—	—	707,636	2,299,818	3,007,454	548,124	1999	1/22/2013	300
Clementon	NJ	—	279,851	556,894	75,934	11,821	279,851	644,650	924,501	587,727	1990	9/9/1991	179
Albuquerque	NM	—	577,291	2,127,729	—	—	577,291	2,127,729	2,705,020	67,378	2015	3/22/2018	300
Victor	NY	—	214,832	2,020,443	—	—	214,832	2,020,443	2,235,275	63,981	1998	3/22/2018	300
Mount Vernon	OH	—	726,626	1,351,151	—	22,995	726,626	1,374,147	2,100,773	668,607	1996	11/1/2006	297
Trotwood	OH	—	96,760	1,730,064	—	—	96,760	1,730,064	1,826,824	54,785	2013	3/22/2018	300
Twinsburg	OH	—	370,722	1,457,810	—	—	370,722	1,457,810	1,828,532	31,586	2014	6/27/2018	300
Okmulgee	OK	—	397,605	1,292,216	—	—	397,605	1,292,216	1,689,821	307,978	2010	1/22/2013	300
Sellersville	PA	—	763,355	2,480,903	—	—	763,355	2,480,903	3,244,258	591,282	2007	1/22/2013	300
Abbeville	SC	—	446,204	1,450,164	—	—	446,204	1,450,164	1,896,368	345,623	2010	1/22/2013	300
Greenwood	SC	—	617,421	1,882,070	—	—	617,421	1,882,070	2,499,491	59,599	1999	3/22/2018	300
North Augusta	SC	—	498,284	1,619,423	—	—	498,284	1,619,423	2,117,707	385,962	2006	1/22/2013	300
Cookeville	TN	—	422,148	1,660,037	—	—	422,148	1,660,037	2,082,185	35,967	2012	6/27/2018	300
Dickson	TN	—	531,717	1,728,079	—	—	531,717	1,728,079	2,259,796	411,859	2006	1/22/2013	300
Memphis	TN	—	602,208	1,957,176	—	—	602,208	1,957,176	2,559,384	466,460	2009	1/22/2013	300
Memphis	TN	—	822,791	2,674,071	—	—	822,791	2,674,071	3,496,862	637,320	1942	1/22/2013	300
Bedford	TX	—	1,607,524	56,219,108	—	—	1,607,524	56,219,108	57,826,632	9,570,634	2010	1/22/2013	420
Hampton	VA	—	373,499	836,071	50,583	33,022	373,499	919,675	1,293,174	746,642	1997	12/19/1997	291
Muskego	WI	—	1,528,232	26,297,695	92,891	—	1,528,232	26,390,586	27,918,818	4,488,390	2009	1/22/2013	419

Home Furnishings
Little Rock	AR	—	1,079,232	2,594,956	132,816	116	1,079,232	2,727,888	3,807,120	2,221,866	1998	7/21/1998	295
Wynne	AR	—	70,000	547,576	58,039	2,024	70,000	607,639	677,639	484,475	1998	2/24/1999	290
Osceola	AR	—	88,759	520,047	4,083	—	88,759	524,130	612,889	431,386	1998	6/30/1998	300
Pueblo	CO	—	371,645	1,207,845	—	—	371,645	1,207,845	1,579,490	287,870	1995	1/22/2013	300
Danbury	CT	—	643,736	3,621,163	324,674	243,250	643,736	4,189,087	4,832,823	3,386,842	1960	9/30/1997	281
Brandon	FL	—	430,000	1,020,608	—	—	430,000	1,020,608	1,450,608	838,598	1989	6/26/1998	300
Hudson	FL	—	397,101	1,290,578	—	—	397,101	1,290,578	1,687,679	307,588	1985	1/22/2013	300
Palm Harbor	FL	—	364,939	1,186,052	—	—	364,939	1,186,052	1,550,991	282,676	1984	1/22/2013	300
Pensacola	FL	—	370,809	1,205,128	—	—	370,809	1,205,128	1,575,937	287,222	2005	1/22/2013	300
Spring Hill	FL	—	370,810	1,205,131	—	—	370,810	1,205,131	1,575,941	287,223	1996	1/22/2013	300
Tampa	FL	—	685,000	885,624	—	—	685,000	885,624	1,570,624	727,686	1995	6/26/1998	300
Tampa	FL	—	494,763	767,737	71,880	373	494,763	839,990	1,334,753	687,675	1998	12/31/1998	300
West Palm Beach	FL	—	347,651	706,081	69,111	—	347,651	775,192	1,122,843	614,989	1998	12/31/1998	300
Rome	GA	—	254,902	486,812	117,959	84	254,902	604,855	859,757	461,912	1988	11/26/1996	281
Joliet	IL	—	440,000	910,689	—	94	440,000	910,783	1,350,783	748,375	1990	6/26/1998	300
Anderson	IN	—	180,628	653,162	108,685	179	180,628	762,026	942,654	667,320	1985	11/26/1996	290
Mishawaka	IN	—	1,070,000	4,321,944	13,483	—	1,070,000	4,335,427	5,405,427	728,099	1987	10/28/2014	299
Kansas City	KS	—	185,955	413,014	31,870	8,583	185,955	453,468	639,423	450,662	1988	5/13/1988	120

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Overland Park	KS	6,310,177	2,600,000	4,566,981	59,948	—	2,600,000	4,626,929	7,226,929	518,333	1995	3/31/2016	299
Overland Park	KS	3,389,823	1,480,000	2,672,995	32,001	—	1,480,000	2,704,996	4,184,996	303,125	1995	3/31/2016	299
Alexandria	LA	—	400,000	810,608	—	168	400,000	810,776	1,210,776	666,215	1990	6/26/1998	300
Monroe	LA	—	450,000	835,608	—	—	450,000	835,608	1,285,608	686,589	1990	6/26/1998	300
Battle Creek	MI	—	485,000	895,689	—	266	485,000	895,955	1,380,955	736,179	1991	6/26/1998	300
Bay City	MI	—	397,531	1,291,976	—	—	397,531	1,291,976	1,689,507	307,921	1994	1/22/2013	300
Eden Prairie	MN	—	500,502	1,055,244	—	—	500,502	1,055,244	1,555,746	838,883	1999	3/1/1999	300
Hattiesburg	MS	—	300,000	660,608	—	168	300,000	660,776	960,776	542,965	1995	6/26/1998	300
Ridgeland	MS	—	306,460	995,995	—	—	306,460	995,995	1,302,455	237,379	1991	1/22/2013	300
Asheboro	NC	—	373,128	1,212,666	—	—	373,128	1,212,666	1,585,794	289,019	2000	1/22/2013	300
Matthews	NC	—	768,222	843,401	46,414	37,821	768,222	927,636	1,695,858	755,506	1998	12/31/1998	295
Grand Island	NE	—	455,921	1,481,742	—	—	455,921	1,481,742	1,937,663	353,149	1995	1/22/2013	300
Cortland	NY	—	448,156	1,456,507	—	—	448,156	1,456,507	1,904,663	347,134	1996	1/22/2013	300
Green Island	NY	—	1,181,947	20,808,780	90,227	—	1,181,947	20,899,007	22,080,954	3,558,099	2003	1/22/2013	419
Middletown	NY	—	2,700,000	14,093,893	—	—	2,700,000	14,093,893	16,793,893	1,151,001	2001	12/8/2016	300
Oneonta	NY	—	354,283	1,151,419	—	—	354,283	1,151,419	1,505,702	274,421	1990	1/22/2013	300
Rotterdam	NY	—	390,926	1,270,510	—	—	390,926	1,270,510	1,661,436	302,805	1999	1/22/2013	300
Ashtabula	OH	—	359,857	1,169,537	—	—	359,857	1,169,537	1,529,394	278,740	1996	1/22/2013	300
Kettering	OH	—	316,341	1,028,109	—	—	316,341	1,028,109	1,344,450	245,033	1968	1/22/2013	300
Lancaster	OH	—	250,000	830,689	—	—	250,000	830,689	1,080,689	682,547	1994	6/26/1998	300
Piqua	OH	—	375,833	1,221,457	—	—	375,833	1,221,457	1,597,290	291,114	1986	1/22/2013	300
Reynoldsburg	OH	—	850,000	2,770,492	440,161	78,613	850,000	3,289,265	4,139,265	521,109	2001	6/19/2014	280
Dayton	OH	—	401,723	698,872	48,970	—	401,723	747,842	1,149,565	594,879	1998	6/29/1998	294
Altoona	PA	—	455,000	745,694	—	—	455,000	745,694	1,200,694	612,710	1994	6/26/1998	300
Cranberry	PA	—	369,761	1,201,723	—	—	369,761	1,201,723	1,571,484	286,411	1994	1/22/2013	300
Erie	PA	—	510,000	900,689	—	—	510,000	900,689	1,410,689	740,064	1989	6/26/1998	300
Pennsdale	PA	—	315,000	835,648	—	—	315,000	835,648	1,150,648	686,622	1996	6/26/1998	300
Whitehall	PA	—	515,525	1,146,868	375	—	515,525	1,147,243	1,662,768	942,367	1997	6/30/1998	300
Columbia	SC	—	600,000	900,725	—	296	600,000	901,022	1,501,022	740,390	1990	6/26/1998	300
Murrells Inlet	SC	—	296,236	962,766	—	—	296,236	962,766	1,259,002	229,459	1993	1/22/2013	300
Abilene	TX	—	400,000	680,616	—	—	400,000	680,616	1,080,616	559,237	1995	6/26/1998	300
Amarillo	TX	—	140,000	419,734	—	—	140,000	419,734	559,734	419,734	1988	9/12/1988	N/A
Plainview	TX	—	125,000	734,558	40,000	49	125,000	774,607	899,607	603,230	1983	1/24/1984	300
San Antonio	TX	—	323,451	637,991	47,914	—	323,451	685,906	1,009,357	559,355	1998	12/31/1998	300
Victoria	TX	—	291,380	946,984	—	—	291,380	946,984	1,238,364	225,698	1994	1/22/2013	300
Webster	TX	—	283,604	538,002	118,078	186	283,604	656,266	939,870	472,104	1996	6/13/1997	289
Pasco	WA	—	161,700	359,142	56,707	—	161,700	415,849	577,549	407,775	1980	8/18/1987	170
Eau Claire	WI	—	260,000	820,689	—	211	260,000	820,900	1,080,900	674,542	1989	6/26/1998	300
La Crosse	WI	—	372,883	877,812	—	250	372,883	878,062	1,250,945	721,516	1990	6/26/1998	300

Home Improvement

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Kenai	AK	—	2,350,000	5,400,025	—	—	2,350,000	5,400,025	7,750,025	945,004	1992	8/19/2014	300
Birmingham	AL	—	717,675	1,774,814	3,700	—	717,675	1,778,514	2,496,189	269,663	1972	3/31/2015	300
Enterprise	AL	—	850,000	5,757,559	—	—	850,000	5,757,559	6,607,559	297,474	1995	9/28/2017	300
Phoenix	AZ	—	10,901,934	—	—	—	10,901,934	—	10,901,934	—	1999	9/29/2017	N/A
Tucson	AZ	—	4,170,000	14,213,818	—	—	4,170,000	14,213,818	18,383,818	2,582,177	1994	6/19/2014	300
Tucson	AZ	6,418,261	4,280,000	15,094,661	—	—	4,280,000	15,094,661	19,374,661	2,641,566	1994	8/7/2014	300
Lawndale	CA	—	667,007	1,238,841	—	49	667,007	1,238,890	1,905,897	993,185	1984	12/31/1998	300
Los Angeles	CA	—	163,668	304,097	—	49	163,668	304,146	467,814	243,831	1989	12/31/1998	300
Morgan Hill	CA	—	5,100,000	7,219,244	—	—	5,100,000	7,219,244	12,319,244	1,311,496	1994	6/19/2014	300
Van Nuys	CA	—	750,293	1,393,545	—	49	750,293	1,393,594	2,143,887	1,117,205	1989	12/31/1998	300
Greenwood Village	CO	—	9,700,000	13,352,870	—	—	9,700,000	13,352,870	23,052,870	2,425,771	1994	6/19/2014	300
Augusta	GA	—	2,701,584	18,072,555	267,054	—	2,701,584	18,339,609	21,041,193	4,441,919	2000	1/22/2013	298
Austell	GA	—	9,161,124	—	—	—	9,161,124	—	9,161,124	—	2007	1/22/2013	N/A
Conley	GA	—	727,106	904,138	29,754	—	727,106	933,892	1,660,998	170,498	1984	8/7/2014	294
Valdosta	GA	—	2,550,000	11,989,018	—	800	2,550,000	11,989,818	14,539,818	2,138,450	1994	7/15/2014	300
Cedar Rapids	IA	—	294,195	732,929	7,475	—	294,195	740,404	1,034,599	96,684	2006	9/24/2015	299
Kansas City	KS	—	854,158	1,810,915	375	—	854,158	1,811,290	2,665,448	292,790	1952	12/22/2014	300
Lenexa	KS	—	1,051,077	1,952,233	—	—	1,051,077	1,952,233	3,003,310	1,011,908	1987	1/6/2006	300
Overland Park	KS	—	3,400,000	12,372,646	—	—	3,400,000	12,372,646	15,772,646	1,257,886	1999	6/29/2016	300
Topeka	KS	11,638,030	2,189,122	35,657,677	—	—	2,189,122	35,657,677	37,846,799	6,129,064	2009	1/22/2013	417
Winchester	KY	—	590,000	5,879,333	—	—	590,000	5,879,333	6,469,333	303,766	1995	9/26/2017	300
Gretna	LA	—	4,260,000	8,738,059	—	—	4,260,000	8,738,059	12,998,059	742,735	1995	11/30/2016	300
Jefferson	LA	—	610,004	1,293,280	—	—	610,004	1,293,280	1,903,284	209,080	1972	12/31/2014	300
Midland	MI	—	3,339,696	3,621,765	—	—	3,339,696	3,621,765	6,961,461	162,979	2003	11/20/2017	300
Forest Lake	MN	—	3,820,941	2,909,938	—	—	3,820,941	2,909,938	6,730,879	130,947	1992	11/27/2017	300
Chillicothe	MO	—	804,948	1,495,138	—	—	804,948	1,495,138	2,300,086	774,980	1972	1/6/2006	300
Columbia	MO	—	2,039,436	3,787,757	—	—	2,039,436	3,787,757	5,827,193	1,963,321	1978	1/6/2006	300
Columbia	MO	—	1,080,521	2,006,915	—	—	1,080,521	2,006,915	3,087,436	1,040,251	1965	1/6/2006	300
Fulton	MO	—	791,603	1,470,353	—	—	791,603	1,470,353	2,261,956	762,133	1968	1/6/2006	300
Jefferson City	MO	—	1,481,299	2,751,217	250,000	34,933	1,481,299	3,036,150	4,517,449	1,478,245	1976	1/6/2006	285
Kirksville	MO	—	1,421,788	2,640,696	—	—	1,421,788	2,640,696	4,062,484	1,368,761	1960	1/6/2006	300
Macon	MO	—	493,394	916,537	—	—	493,394	916,537	1,409,931	475,072	1974	1/6/2006	300
Moberly	MO	—	1,293,387	2,402,283	—	—	1,293,387	2,402,283	3,695,670	1,245,182	1972	1/6/2006	300
Charlotte	NC	—	2,880,000	5,771,974	—	—	2,880,000	5,771,974	8,651,974	355,938	1993	6/23/2017	300
Matthews	NC	—	610,177	1,394,743	86,087	68,013	610,177	1,548,842	2,159,019	1,219,952	1993	7/17/1998	283
Omaha	NE	—	1,515,773	2,816,678	—	32	1,515,773	2,816,710	4,332,483	1,460,011	1980	1/6/2006	300
Haddon Heights	NJ	—	80,000	534,400	132,131	—	80,000	666,531	746,531	92,579	1965	5/21/2015	286
Voorhees Township	NJ	—	11,002,336	4,280,000	—	—	11,002,336	4,280,000	15,282,336	363,800	2009	11/30/2016	300
Reno	NV	—	2,763,533	27,350,571	—	—	2,763,533	27,350,571	30,114,104	879,126	1998	11/30/2017	420
Reno	NV	—	6,988,755	6,764,770	—	—	6,988,755	6,764,770	13,753,525	214,218	1993	3/15/2018	300
Commack	NY	—	400,427	744,533	246,102	27,442	400,427	1,018,077	1,418,504	358,183	1967	9/4/2007	275

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Rochester	NY	—	158,168	294,456	—	—	158,168	294,456	452,624	236,066	1955	12/31/1998	300
Akron	OH	—	359,775	762,765	—	—	359,775	762,765	1,122,540	123,314	1973	12/31/2014	300
Canton	OH	—	70,000	908,666	—	—	70,000	908,666	978,666	146,901	1950	12/31/2014	300
Columbus	OH	—	230,000	538,088	—	—	230,000	538,088	768,088	86,991	1967	12/18/2014	300
Massillon	OH	—	6,523,018	939,016	—	—	6,523,018	939,016	7,462,034	95,467	2001	6/30/2016	300
Wheelersburg	OH	—	4,193,001	6,210,288	—	—	4,193,001	6,210,288	10,403,289	258,762	1996	12/22/2017	300
Youngstown	OH	—	2,260,000	10,662,835	—	—	2,260,000	10,662,835	12,922,835	657,541	1997	6/27/2017	300
Edmond	OK	—	1,030,000	1,317,842	—	—	1,030,000	1,317,842	2,347,842	199,873	1972	3/11/2015	300
Beaver Falls	PA	—	2,963,218	6,044,549	—	—	2,963,218	6,044,549	9,007,767	130,965	1993	6/27/2018	300
Columbia	TN	—	610,000	985,954	375	—	610,000	986,329	1,596,329	169,281	1966	9/9/2014	300
Johnson City	TN	—	467,167	580,911	—	—	467,167	580,911	1,048,078	101,659	1985	8/7/2014	300
Knoxville	TN	—	6,486,801	—	—	—	6,486,801	—	6,486,801	—	2006	1/22/2013	N/A
Nashville	TN	—	9,928,019	—	—	—	9,928,019	—	9,928,019	—	2007	5/24/2017	N/A
Amarillo	TX	—	1,140,000	1,082,966	—	—	1,140,000	1,082,966	2,222,966	148,263	1957	3/28/2014	420
Carrollton	TX	—	201,569	374,342	—	102	201,569	374,443	576,012	225,331	1989	12/5/2003	300
Cedar Park	TX	—	253,591	827,237	83,518	—	253,591	910,755	1,164,346	763,634	1996	3/26/1997	288
Longview	TX	—	300,000	980,898	—	—	300,000	980,898	1,280,898	142,230	1978	5/15/2015	300
Midland	TX	—	1,590,052	2,953,473	—	—	1,590,052	2,953,473	4,543,525	1,530,884	1978	1/6/2006	300
Odessa	TX	—	1,346,834	2,501,783	—	—	1,346,834	2,501,783	3,848,617	1,296,758	1982	1/6/2006	300
San Antonio	TX	—	367,890	683,750	—	—	367,890	683,750	1,051,640	548,142	1984	12/31/1998	300
Stafford	TX	—	1,025,959	1,275,756	—	—	1,025,959	1,275,756	2,301,715	223,257	1980	8/7/2014	300
Webster	TX	—	770,000	976,851	8,565	—	770,000	985,416	1,755,416	134,997	1965	3/28/2014	418
Wichita Falls	TX	—	120,000	464,338	—	—	120,000	464,338	584,338	63,570	1965	3/28/2014	420
Chesapeake	VA	—	144,014	649,869	—	11,754	144,014	661,624	805,638	661,624	1986	12/22/1986	N/A
Richmond	VA	—	713,319	886,996	—	—	713,319	886,996	1,600,315	155,224	1974	8/7/2014	300
Bellingham	WA	—	4,140,000	16,417,981	—	—	4,140,000	16,417,981	20,557,981	2,325,881	1998	6/9/2015	300
Spokane	WA	—	4,930,000	15,428,206	—	—	4,930,000	15,428,206	20,358,206	2,185,662	1998	6/30/2015	300
Baraboo	WI	—	110,000	719,613	—	—	110,000	719,613	829,613	98,518	1979	3/28/2014	420
Mukwonago	WI	—	180,000	938,997	29,462	—	180,000	968,459	1,148,459	121,762	2005	11/5/2015	298
Neenah	WI	—	200,000	1,343,343	—	—	200,000	1,343,343	1,543,343	217,174	1990	12/31/2014	300

Insurance
Cedar Falls	IA	—	634,343	6,331,030	—	—	634,343	6,331,030	6,965,373	1,614,413	2012	8/28/2012	300

Jewelry
Plymouth	MA	—	—	1,809,315	—	—	—	1,809,315	1,809,315	431,220	2006	1/22/2013	300
Watchung	NJ	—	—	2,446,115	—	—	—	2,446,115	2,446,115	582,991	2008	1/22/2013	300
Amherst	NY	—	—	1,841,863	—	—	—	1,841,863	1,841,863	438,977	2008	1/22/2013	300
Lake Grove	NY	—	—	2,171,696	—	—	—	2,171,696	2,171,696	517,587	2008	1/22/2013	300

Machinery

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Tomah	WI	—	1,630,917	12,938,430	—	—	1,630,917	12,938,430	14,569,347	3,342,428	2010	7/31/2012	300

Motor Vehicle Dealerships
Robertsdale	AL	—	3,026,015	6,117,490	—	—	3,026,015	6,117,490	9,143,505	2,939,897	2007	4/7/2006	300
Longmont	CO	—	2,502,092	6,906,609	—	115	2,502,092	6,906,724	9,408,816	3,971,414	2000	8/25/2004	300
Clearwater	FL	—	9,110,000	8,216,168	—	—	9,110,000	8,216,168	17,326,168	917,485	1998	3/23/2016	300
Gulf Breeze	FL	—	3,518,413	905,480	—	—	3,518,413	905,480	4,423,893	460,285	1975	4/7/2006	300
Sanford	FL	—	5,380,000	4,387,546	—	—	5,380,000	4,387,546	9,767,546	489,943	2003	3/23/2016	300
Stockbridge	GA	—	2,470,000	8,693,515	—	—	2,470,000	8,693,515	11,163,515	1,898,084	1997	7/18/2013	300
Woodstock	GA	—	2,509,102	2,509,993	—	—	2,509,102	2,509,993	5,019,095	1,326,113	2003	10/25/2005	300
Island Lake	IL	—	2,107,134	6,383,412	—	—	2,107,134	6,383,412	8,490,546	3,466,552	2002	12/31/2004	300
Louisville	KY	—	4,070,000	11,863,502	—	—	4,070,000	11,863,502	15,933,502	1,562,125	2004	9/29/2015	300
Danvers	MA	—	15,602,817	—	—	—	15,602,817	—	15,602,817	—	2015	2/1/2017	N/A
South Portland	ME	—	5,415,622	—	—	—	5,415,622	—	5,415,622	—	2017	12/22/2016	N/A
Charlotte	NC	—	3,560,000	5,847,436	—	—	3,560,000	5,847,436	9,407,436	1,198,724	1995	11/26/2013	300
Colfax	NC	—	1,125,979	2,196,033	—	—	1,125,979	2,196,033	3,322,012	1,231,024	1990	12/31/2004	300
Statesville	NC	—	2,353,825	4,159,653	—	—	2,353,825	4,159,653	6,513,478	2,308,412	2001	5/13/2004	300
Chichester	NH	—	578,314	4,546,307	—	—	578,314	4,546,307	5,124,621	2,536,651	1994	10/1/2004	300
Churchville	NY	—	1,000,000	5,755,166	—	—	1,000,000	5,755,166	6,755,166	2,893,649	2006	3/23/2006	300
Akron	OH	—	715,953	554,589	—	—	715,953	554,589	1,270,542	295,361	2006	1/19/2005	300
Hillsboro	OR	—	1,611,084	1,936,755	—	58	1,611,084	1,936,812	3,547,896	952,295	1989	9/1/2006	300
Wood Village	OR	—	3,822,277	5,687,110	—	58	3,822,277	5,687,168	9,509,445	2,731,687	2008	9/1/2006	300
Myrtle Beach	SC	—	2,299,020	2,081,997	—	—	2,299,020	2,081,997	4,381,017	1,148,453	2000	3/3/2005	300
Fort Worth	TX	—	5,210,000	10,505,151	—	—	5,210,000	10,505,151	15,715,151	1,068,098	1997	6/30/2016	300
Garland	TX	—	3,233,329	12,064,917	—	—	3,233,329	12,064,917	15,298,246	2,956,087	2000	11/19/2012	300
Houston	TX	—	3,630,000	9,734,149	—	—	3,630,000	9,734,149	13,364,149	1,281,678	1997	9/21/2015	300
Houston	TX	—	3,850,000	2,884,228	—	—	3,850,000	2,884,228	6,734,228	293,230	1999	6/24/2016	300
Katy	TX	—	1,347,454	8,564,135	—	—	1,347,454	8,564,135	9,911,589	4,504,323	2005	1/25/2005	300
Plano	TX	—	5,040,000	3,520,851	—	—	5,040,000	3,520,851	8,560,851	357,953	1999	6/24/2016	300
San Antonio	TX	—	4,337,454	7,313,125	—	—	4,337,454	7,313,125	11,650,579	1,767,521	1998	12/13/2012	300

Office Supplies
Lakewood	CA	—	1,398,387	3,098,607	183,500	10,284	1,398,387	3,292,391	4,690,778	2,744,385	1996	1/29/1997	296
Riverside	CA	—	1,410,177	1,659,850	—	80	1,410,177	1,659,929	3,070,106	1,413,626	1996	9/17/1997	300
Casselberry	FL	—	—	1,277,112	189,379	—	—	1,466,492	1,466,492	726,343	2005	1/25/2005	283
Salina	KS	—	240,423	1,829,837	111,873	—	240,423	1,941,710	2,182,133	1,664,564	1997	6/25/1997	296
Hutchinson	KS	—	269,964	1,704,013	103,877	—	269,964	1,807,890	2,077,854	1,537,872	1997	6/25/1997	294
Asheboro	NC	—	465,557	2,176,416	138,265	153	465,557	2,314,834	2,780,391	1,835,440	1997	3/27/1998	296
Westbury	NY	—	3,808,076	2,377,932	295,940	338,968	3,808,076	3,012,840	6,820,916	2,346,668	1995	9/29/1997	273
New Philadelphia	OH	—	726,636	1,650,672	29,715	114	726,636	1,680,501	2,407,137	1,456,878	1997	5/30/1997	299

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Other Manufacturing
Prescott	AR	—	593,604	11,944,641	—	—	593,604	11,944,641	12,538,245	2,033,433	2007	1/22/2013	420
Tucson	AZ	14,496,067	3,799,899	32,101,539	299,865	468	3,799,899	32,401,872	36,201,771	5,592,929	1999	1/22/2013	417
East Windsor	NJ	9,625,000	240,000	13,307,041	22,563	—	240,000	13,329,603	13,569,603	1,803,510	2008	4/30/2014	419
Marysville	OH	—	540,000	14,900,974	—	—	540,000	14,900,974	15,440,974	1,343,128	2014	12/3/2015	420
Duncan	SC	—	490,000	2,292,068	129,418	—	490,000	2,421,486	2,911,486	365,321	1989	8/29/2013	407
El Paso	TX	—	1,769,633	17,892,956	633,600	239,723	1,769,633	18,766,279	20,535,912	3,457,141	1993	1/22/2013	407
McAllen	TX	—	1,460,000	11,847,054	—	—	1,460,000	11,847,054	13,307,054	691,078	2016	12/21/2016	420

Packaging
Denver	CO	—	2,680,000	5,645,000	—	—	2,680,000	5,645,000	8,325,000	248,649	1979	6/20/2017	420
Mundelein	IL	—	1,900,000	12,900,000	—	—	1,900,000	12,900,000	14,800,000	752,642	1969	12/22/2016	420
Nicholasville	KY	—	1,000,000	15,932,000	—	—	1,000,000	15,932,000	16,932,000	1,081,100	2016	8/22/2016	420
Nicholasville	KY	—	3,494,139	6,301,461	—	—	3,494,139	6,301,461	9,795,600	187,544	1973	12/1/2017	420
Asheville	NC	—	2,482,832	9,955,668	—	—	2,482,832	9,955,668	12,438,500	296,300	1965	12/20/2017	420
Lewisburg	OH	2,495,454	641,174	11,787,510	—	—	641,174	11,787,510	12,428,684	2,927,232	1985	10/19/2012	300
Chester	VA	—	1,770,000	14,922,913	—	—	1,770,000	14,922,913	16,692,913	1,723,241	2001	12/17/2014	420
Raphine	VA	—	2,679,884	21,236,904	—	—	2,679,884	21,236,904	23,916,788	6,406,466	1985	6/3/2011	300
Wytheville	VA	—	2,175,524	33,138,859	2,255,121	—	2,175,524	35,393,981	37,569,505	8,473,043	2005	11/29/2012	296
Madison	WI	—	1,500,000	17,205,560	—	—	1,500,000	17,205,560	18,705,560	648,359	1967	6/23/2017	420

Paper
Marianna	FL	—	1,473,182	6,930,359	—	—	1,473,182	6,930,359	8,403,541	2,113,760	2006	5/2/2011	300
Columbia	SC	—	989,232	5,004,326	—	—	989,232	5,004,326	5,993,558	863,842	2002	12/21/2012	420

Pet Supplies and Services
Los Angeles	CA	—	902,494	1,676,204	437,070	182,667	902,494	2,295,941	3,198,435	1,487,298	1984	12/31/1998	273
Marietta	GA	—	495,412	1,526,370	—	—	495,412	1,526,370	2,021,782	1,145,085	1999	9/29/1998	300
Duluth	GA	—	361,058	1,591,629	—	—	361,058	1,591,629	1,952,687	1,211,408	1999	9/29/1998	300
Ottawa	IL	—	2,351,842	52,407,677	237,848	—	2,351,842	52,645,526	54,997,368	9,084,430	2005	1/22/2013	419
Indianapolis	IN	—	427,000	1,296,901	—	—	427,000	1,296,901	1,723,901	966,998	2000	1/19/1999	300
Sudbury	MA	—	543,038	2,477,213	—	—	543,038	2,477,213	3,020,251	1,828,077	1999	9/30/1998	300
Tyngsboro	MA	—	312,204	1,222,522	—	—	312,204	1,222,522	1,534,726	1,004,499	1998	6/12/1998	300
Tyngsboro	MA	—	460,506	2,709,809	—	—	460,506	2,709,809	3,170,315	—	In Progress	12/21/2018	N/A
Warren	MI	—	356,348	903,351	155,408	31,687	356,348	1,090,445	1,446,793	912,888	1997	1/9/1998	273
Waite Park	MN	—	479,264	2,481,978	—	—	479,264	2,481,978	2,961,242	45,503	1995	7/30/2018	300
Lee's Summit	MO	—	330,000	993,787	40,769	20,450	330,000	1,055,007	1,385,007	781,834	1999	6/17/1999	292
Green Brook	NJ	—	906,156	315,789	—	—	906,156	315,789	1,221,945	—	In Progress	12/21/2018	N/A
North Plainfield	NJ	—	985,430	1,590,447	—	—	985,430	1,590,447	2,575,877	1,222,904	1998	9/24/1998	300
Albuquerque	NM	—	684,036	874,914	309,469	—	684,036	1,184,383	1,868,419	950,460	1998	12/31/1998	286
Middletown	OH	—	337,572	777,943	41,328	22,683	337,572	841,954	1,179,526	708,981	1997	12/30/1997	294

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Mount Pleasant	SC	—	40,700	180,400	111,572	6,545	40,700	298,518	339,218	246,369	1981	12/22/1981	136
Seattle	WA	—	776,889	603,111	—	—	776,889	603,111	1,380,000	15,078	1950	5/23/2018	300

Restaurants - Casual Dining
Boaz	AL	—	829,001	1,541,245	480	14,413	829,001	1,556,138	2,385,139	762,222	1996	11/1/2006	300
Gadsden	AL	—	242,194	449,977	6,042	12,255	242,194	468,274	710,468	226,729	1991	9/14/2006	292
Gadsden	AL	—	851,124	1,582,332	83,171	25,239	851,124	1,690,741	2,541,865	814,124	1994	11/1/2006	296
Sylacauga	AL	—	801,413	1,495,412	66,034	—	801,413	1,561,445	2,362,858	745,873	1999	11/1/2006	295
El Dorado	AR	—	907,534	1,687,608	187,309	20,759	907,534	1,895,676	2,803,210	871,711	1997	11/1/2006	289
Jacksonville	AR	—	267,376	497,124	29,762	11,529	267,376	538,415	805,791	251,626	1997	9/14/2006	291
Russellville	AR	—	864,497	—	—	24,800	864,497	24,800	889,297	8,584	1995	11/1/2006	123
Flagstaff	AZ	—	846,045	1,980,383	—	—	846,045	1,980,383	2,826,428	221,143	1998	3/30/2016	300
Glendale	AZ	—	624,761	895,976	345,825	50,906	624,761	1,292,706	1,917,467	898,837	1995	3/6/1996	277
Glendale	AZ	—	1,940,000	1,889,732	—	—	1,940,000	1,889,732	3,829,732	211,020	1994	3/30/2016	300
Goodyear	AZ	—	794,360	1,274,445	—	—	794,360	1,274,445	2,068,805	625,747	2006	4/8/2005	300
Surprise	AZ	—	681,288	1,008,310	—	—	681,288	1,008,310	1,689,598	558,379	2004	4/16/2004	300
Tucson	AZ	—	332,869	2,009,236	—	—	332,869	2,009,236	2,342,105	30,139	1997	8/9/2018	300
Barstow	CA	—	689,842	690,204	3,820	33,670	689,842	727,694	1,417,536	570,105	1998	9/24/1998	289
Concord	CA	—	968,861	2,437,134	—	—	968,861	2,437,134	3,405,995	36,557	1988	8/9/2018	300
La Verne	CA	—	—	1,477,413	—	—	—	1,477,413	1,477,413	352,117	2001	1/22/2013	300
Rancho Cucamonga	CA	—	95,192	441,334	—	31,616	95,192	472,949	568,141	444,340	1985	12/20/1985	120
San Dimas	CA	—	240,562	445,521	91,821	2,690	240,562	540,032	780,594	536,087	1981	3/12/1981	171
Castle Rock	CO	—	588,628	1,486,059	—	—	588,628	1,486,059	2,074,687	22,291	1998	8/9/2018	300
Denver	CO	—	540,250	1,132,450	—	—	540,250	1,132,450	1,672,700	633,607	2004	3/29/2004	300
Fort Collins	CO	—	898,688	2,103,607	—	—	898,688	2,103,607	3,002,295	234,903	1995	3/30/2016	300
Lakewood	CO	—	1,606,511	5,865	—	—	1,606,511	5,865	1,612,376	3,374	2006	12/31/2002	300
Louisville	CO	—	997,040	1,721,700	—	—	997,040	1,721,700	2,718,740	192,257	1996	3/30/2016	300
Montrose	CO	—	460,841	1,464,886	—	—	460,841	1,464,886	1,925,727	21,973	2004	8/9/2018	300
Parker	CO	—	—	1,789,040	—	—	—	1,789,040	1,789,040	426,388	2001	1/22/2013	300
Parker	CO	—	778,054	1,148,443	—	—	778,054	1,148,443	1,926,497	619,710	2005	2/23/2005	300
New Milford	CT	—	—	705,127	24,437	26,125	—	755,690	755,690	359,144	2005	8/30/2007	290
Plainville	CT	—	—	1,452,933	(328,000)	—	—	1,124,933	1,124,933	632,004	2000	8/30/2007	N/A
Torrington	CT	—	504,167	939,051	99,223	10,000	504,167	1,048,274	1,552,441	484,627	1970	8/30/2007	287
Apopka	FL	—	801,435	2,090,658	—	—	801,435	2,090,658	2,892,093	31,360	1995	8/9/2018	300
Boca Raton	FL	—	1,059,225	2,346,769	—	—	1,059,225	2,346,769	3,405,994	35,202	1991	8/9/2018	300
Clearwater	FL	—	479,102	1,849,333	—	—	479,102	1,849,333	2,328,435	27,740	1984	8/9/2018	300
Davenport	FL	—	2,294,150	2,764,884	—	—	2,294,150	2,764,884	5,059,034	41,473	2006	8/9/2018	300
Fort Walton Beach	FL	—	697,269	1,544,836	—	—	697,269	1,544,836	2,242,105	23,173	1998	8/9/2018	300
Jacksonville	FL	—	1,451,180	658,461	59,396	13	1,451,180	717,870	2,169,050	360,440	2006	5/9/2006	288
Jacksonville	FL	—	1,496,914	1,277,648	—	—	1,496,914	1,277,648	2,774,562	19,165	1991	8/9/2018	300
Jacksonville	FL	—	848,830	1,880,629	—	—	848,830	1,880,629	2,729,459	28,209	1991	8/9/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lakeland	FL	—	1,018,551	1,273,189	—	—	1,018,551	1,273,189	2,291,740	303,443	1998	1/22/2013	300
Land O' Lakes	FL	—	770,136	1,190,937	—	—	770,136	1,190,937	1,961,073	614,173	2005	3/24/2005	300
Leesburg	FL	—	1,060,000	1,914,025	—	—	1,060,000	1,914,025	2,974,025	118,032	1999	6/28/2017	300
Melbourne	FL	—	629,596	2,284,910	—	—	629,596	2,284,910	2,914,506	34,274	1995	8/9/2018	300
Merritt Island	FL	—	815,764	1,807,368	—	—	815,764	1,807,368	2,623,132	27,111	1994	8/9/2018	300
New Port Richey	FL	—	929,402	1,472,142	44,219	32,400	929,402	1,548,761	2,478,163	784,882	2006	8/1/2006	291
Orange City	FL	—	1,290,082	1,612,603	—	—	1,290,082	1,612,603	2,902,685	384,337	1999	1/22/2013	300
Orange City	FL	—	2,793,373	2,401,646	—	—	2,793,373	2,401,646	5,195,019	36,025	1996	8/9/2018	300
Orlando	FL	—	230,000	1,066,339	—	—	230,000	1,066,339	1,296,339	1,066,339	1985	11/18/1985	N/A
Orlando	FL	—	1,135,310	1,306,940	78,395	18,309	1,135,310	1,403,644	2,538,954	645,725	2007	6/30/2006	295
Orlando	FL	—	—	790,583	24,415	38,527	—	853,525	853,525	410,119	1999	8/30/2007	286
Orlando	FL	—	2,847,074	2,084,637	—	—	2,847,074	2,084,637	4,931,711	31,270	1992	8/9/2018	300
Palatka	FL	—	1,527,426	1,881,261	—	—	1,527,426	1,881,261	3,408,687	28,219	2003	8/9/2018	300
Pensacola	FL	—	809,247	1,792,929	—	—	809,247	1,792,929	2,602,176	26,894	2006	8/9/2018	300
Sebring	FL	—	737,465	921,832	—	—	737,465	921,832	1,659,297	219,703	1999	1/22/2013	300
Spring Hill	FL	—	1,100,000	2,128,182	—	—	1,100,000	2,128,182	3,228,182	131,238	2000	6/28/2017	300
Sunrise	FL	—	1,393,153	3,086,605	—	—	1,393,153	3,086,605	4,479,758	46,299	1994	8/9/2018	300
Vero Beach	FL	—	1,381,247	1,726,559	—	—	1,381,247	1,726,559	3,107,806	411,497	1999	1/22/2013	300
Winter Haven	FL	—	2,040,000	1,830,126	—	—	2,040,000	1,830,126	3,870,126	112,858	1996	6/28/2017	300
Melbourne	FL	—	—	790,583	17,574	—	—	808,157	808,157	775,832	1987	8/30/2007	136
Americus	GA	—	709,624	1,319,578	146,843	6,036	709,624	1,472,457	2,182,081	704,729	1998	11/1/2006	290
Buford	GA	—	1,229,933	1,537,417	2,000	—	1,229,933	1,539,417	2,769,350	366,663	2001	1/22/2013	300
Conyers	GA	—	1,047,499	2,451,936	—	—	1,047,499	2,451,936	3,499,435	273,800	1996	3/30/2016	300
Douglasville	GA	—	1,345,928	2,324,166	—	—	1,345,928	2,324,166	3,670,094	259,532	1997	3/30/2016	300
Gainesville	GA	—	922,954	2,160,409	—	—	922,954	2,160,409	3,083,363	241,246	1997	3/30/2016	300
Gainesville	GA	—	1,052,842	1,705,798	—	—	1,052,842	1,705,798	2,758,640	25,587	1997	8/9/2018	300
Garden City	GA	—	197,225	438,043	142,590	3,257	197,225	583,890	781,115	513,495	1989	4/20/1989	152
Hiram	GA	—	658,770	1,459,540	—	—	658,770	1,459,540	2,118,310	21,893	2002	8/9/2018	300
Lilburn	GA	—	413,990	1,571,280	—	—	413,990	1,571,280	1,985,270	23,569	1990	8/9/2018	300
Norcross	GA	—	827,707	1,538,875	115,596	16,522	827,707	1,670,992	2,498,699	833,281	1991	11/1/2006	291
Savannah	GA	—	719,188	1,337,352	93,855	23,190	719,188	1,454,396	2,173,584	707,950	1983	11/1/2006	291
Savannah	GA	—	1,204,088	2,079,235	—	—	1,204,088	2,079,235	3,283,323	232,181	1994	3/30/2016	300
Statesboro	GA	—	926,462	1,722,290	—	19,800	926,462	1,742,090	2,668,552	844,836	2002	11/1/2006	297
Suwanee	GA	—	1,490,000	2,065,314	—	—	1,490,000	2,065,314	3,555,314	230,627	1996	3/30/2016	300
Thomasville	GA	—	894,504	1,662,939	87,387	26,155	894,504	1,776,480	2,670,984	883,798	1999	11/1/2006	292
Valdosta	GA	—	901,658	1,676,225	4,820	30,696	901,658	1,711,741	2,613,399	846,737	2000	11/1/2006	299
Warner Robins	GA	—	1,286,698	2,221,885	—	—	1,286,698	2,221,885	3,508,583	248,110	2001	3/30/2016	300
Waycross	GA	—	956,765	1,778,566	—	—	956,765	1,778,566	2,735,331	862,603	2001	11/1/2006	300
Lithonia	GA	—	89,220	—	—	—	89,220	—	89,220	—	1984	1/4/1985	N/A
Sioux City	IA	—	979,171	1,690,845	—	—	979,171	1,690,845	2,670,016	188,811	1997	3/30/2016	300
Cedar Rapids	IA	—	822,331	1,528,939	—	202	822,331	1,529,141	2,351,472	741,594	1988	11/1/2006	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Nampa	ID	—	74,156	343,820	28,206	—	74,156	372,026	446,182	361,447	1978	12/31/1986	130
Rexburg	ID	—	90,760	420,787	59,798	—	90,760	480,585	571,345	455,807	1985	11/25/1985	147
Alton	IL	—	225,785	419,315	98,057	23,817	225,785	541,189	766,974	448,194	1987	10/18/1988	175
Champaign	IL	—	590,000	2,081,355	—	—	590,000	2,081,355	2,671,355	232,418	1997	3/30/2016	300
Mount Vernon	IL	—	883,110	1,641,741	—	—	883,110	1,641,741	2,524,851	796,243	2002	11/1/2006	300
Oswego	IL	—	953,394	1,208,677	1,988	32,467	953,394	1,243,132	2,196,526	661,947	2005	6/24/2005	295
Peoria	IL	—	662,460	1,060,577	14,651	12,085	662,460	1,087,312	1,749,772	615,303	2004	6/15/2004	298
Swansea	IL	—	890,625	1,670,522	292,329	21,851	890,625	1,984,702	2,875,327	1,005,161	1991	11/1/2006	276
Effingham	IL	—	783,528	1,456,874	—	—	783,528	1,456,874	2,240,402	706,583	1996	11/1/2006	300
Anderson	IN	—	831,077	1,545,131	16,655	30,694	831,077	1,592,480	2,423,557	784,671	1996	11/1/2006	297
Evansville	IN	—	999,824	1,726,507	—	—	999,824	1,726,507	2,726,331	192,793	1996	3/30/2016	300
Lafayette	IN	—	1,273,149	2,198,489	—	—	1,273,149	2,198,489	3,471,638	245,498	1996	3/30/2016	300
Marion	IN	—	685,194	1,274,206	45,372	19,275	685,194	1,338,852	2,024,046	661,324	1999	11/1/2006	295
Salina	KS	—	683,265	1,647,429	—	—	683,265	1,647,429	2,330,694	226,027	2015	12/17/2014	300
Shawnee	KS	—	—	1,573,049	—	—	—	1,573,049	1,573,049	374,910	2000	1/22/2013	300
Topeka	KS	—	1,005,484	1,256,855	—	—	1,005,484	1,256,855	2,262,339	299,550	1999	1/22/2013	300
Wichita	KS	—	900,768	2,108,474	—	—	900,768	2,108,474	3,009,242	235,446	1999	3/30/2016	300
Shawnee	KS	—	953,916	1,773,245	—	—	953,916	1,773,245	2,727,161	860,023	1990	11/1/2006	300
Richmond	KY	—	913,770	—	—	29,920	913,770	29,920	943,690	1,752	1998	11/1/2006	170
Alexandria	LA	—	—	1,118,270	—	—	—	1,118,270	1,118,270	266,521	2000	1/22/2013	300
Alexandria	LA	—	740,000	1,800,869	—	—	740,000	1,800,869	2,540,869	201,097	1997	3/30/2016	300
Alexandria	LA	—	666,967	2,029,328	—	—	666,967	2,029,328	2,696,295	30,440	1998	8/9/2018	300
Baton Rouge	LA	—	—	1,748,499	—	—	—	1,748,499	1,748,499	416,726	1974	1/22/2013	300
Covington	LA	—	1,250,677	2,159,685	—	—	1,250,677	2,159,685	3,410,362	241,165	1997	3/30/2016	300
Covington	LA	—	1,066,926	2,363,832	—	—	1,066,926	2,363,832	3,430,758	35,457	2014	8/9/2018	300
Hammond	LA	—	982,891	2,177,647	—	—	982,891	2,177,647	3,160,538	32,665	2002	8/9/2018	300
Houma	LA	—	1,061,671	1,973,864	12,063	48,189	1,061,671	2,034,116	3,095,787	992,501	1992	11/1/2006	295
Lafayette	LA	—	980,000	2,171,859	—	—	980,000	2,171,859	3,151,859	133,931	1995	6/28/2017	300
Lake Charles	LA	—	790,398	1,850,125	—	—	790,398	1,850,125	2,640,523	206,597	1994	3/30/2016	300
Shreveport	LA	—	269,130	500,382	—	10,357	269,130	510,739	779,869	249,602	1988	9/14/2006	295
Slidell	LA	—	1,340,000	2,019,213	—	—	1,340,000	2,019,213	3,359,213	205,287	1993	6/29/2016	300
West Monroe	LA	—	839,404	1,964,836	—	—	839,404	1,964,836	2,804,240	219,407	1995	3/30/2016	300
Zachary	LA	—	898,306	1,670,527	84,999	28,442	898,306	1,783,968	2,682,274	842,862	1997	11/1/2006	293
New Iberia	LA	—	917,582	1,706,269	80,944	—	917,582	1,787,213	2,704,795	878,530	1994	11/1/2006	293
Ruston	LA	—	982,427	1,826,696	—	—	982,427	1,826,696	2,809,123	885,946	1995	11/1/2006	300
Great Barrington	MA	—	422,625	788,089	91,875	10,347	422,625	890,311	1,312,936	409,698	1965	8/30/2007	284
Sudbury	MA	—	—	633,843	100,354	28,761	—	762,957	762,957	405,128	1966	8/30/2007	218
Tewksbury	MA	—	392,079	730,927	19,598	14,701	392,079	765,226	1,157,305	346,370	1972	8/30/2007	292
West Springfield	MA	—	243,556	455,532	128,262	9,894	243,556	593,689	837,245	267,024	1982	8/30/2007	266
Wilbraham	MA	—	9,626,112	19,966,516	—	—	9,626,112	19,966,516	29,592,628	8,387,804	1983	8/30/2007	313
North Adams	MA	—	377,300	703,914	(646,163)	—	377,300	57,751	435,051	325,492	1964	8/30/2007	N/A

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Auburn Hills	MI	—	1,171,676	2,595,910	—	—	1,171,676	2,595,910	3,767,586	38,939	1999	8/9/2018	300
Flint	MI	—	885,144	1,645,531	70,987	32,018	885,144	1,748,536	2,633,680	870,010	1990	11/1/2006	295
Lansing	MI	—	873,536	1,623,973	—	55,078	873,536	1,679,051	2,552,587	798,476	1992	11/1/2006	294
Saginaw	MI	—	766,531	1,425,263	14,030	23,051	766,531	1,462,345	2,228,876	720,849	1992	11/1/2006	299
Saginaw	MI	—	1,153,595	1,992,043	—	—	1,153,595	1,992,043	3,145,638	222,445	1995	3/30/2016	300
Flint	MI	—	827,853	—	5,631	—	827,853	5,631	833,484	1,512	1994	4/13/1995	162
Champlin	MN	—	583,515	729,394	—	—	583,515	729,394	1,312,909	173,839	2000	1/22/2013	300
Inver Grove Hghts	MN	—	1,010,000	2,344,614	—	—	1,010,000	2,344,614	3,354,614	261,815	1998	3/30/2016	300
Roseville	MN	—	281,600	1,305,560	—	288	281,600	1,305,847	1,587,447	1,305,792	1984	12/18/1984	60
Bridgeton	MO	—	743,559	1,594,257	286,251	21,240	743,559	1,901,748	2,645,307	877,901	1990	11/1/2006	284
Jefferson City	MO	—	713,088	1,325,993	98,612	22,035	713,088	1,446,640	2,159,728	682,338	1995	11/1/2006	291
Kansas City	MO	—	715,640	894,550	—	—	715,640	894,550	1,610,190	213,201	1991	1/22/2013	300
Kansas City	MO	—	872,364	1,090,455	—	—	872,364	1,090,455	1,962,819	259,892	1999	1/22/2013	300
Ozark	MO	—	140,000	292,482	—	—	140,000	292,482	432,482	247,137	1997	11/20/1997	300
Raymore	MO	—	726,583	1,351,055	12,549	23,779	726,583	1,387,383	2,113,966	664,589	1996	11/1/2006	295
Sedalia	MO	—	269,798	599,231	11,556	—	269,798	610,787	880,585	610,787	2003	7/31/1989	N/A
Sedalia	MO	—	696,604	1,295,380	39,992	834	696,604	1,336,206	2,032,810	645,400	1996	11/1/2006	296
Springfield	MO	—	—	1,390,167	—	—	—	1,390,167	1,390,167	331,323	2001	1/22/2013	300
St. Charles	MO	—	175,413	809,791	—	81	175,413	809,871	985,284	809,855	1985	8/28/1985	60
St. Charles	MO	—	695,121	1,001,878	—	1,149	695,121	1,003,027	1,698,148	923,842	1995	3/16/1995	300
St. Robert	MO	—	744,158	1,383,694	—	31,455	744,158	1,415,149	2,159,307	699,883	2003	11/1/2006	295
Sullivan	MO	—	85,500	396,400	(40,743)	13,500	85,500	369,157	454,657	374,744	2005	12/27/1984	468
Farmington	MO	—	780,812	1,451,767	214,865	25,259	780,812	1,691,890	2,472,702	813,469	1994	11/1/2006	281
Hazelwood	MO	—	157,117	725,327	(104,329)	—	157,117	620,998	778,115	634,680	2005	8/28/1985	480
Poplar Bluff	MO	—	774,256	1,439,603	(383,900)	—	774,256	1,055,703	1,829,959	698,206	1996	11/1/2006	N/A
Hattiesburg	MS	—	856,070	1,592,088	—	—	856,070	1,592,088	2,448,158	772,161	1995	11/1/2006	300
Hattiesburg	MS	—	813,354	1,802,030	—	—	813,354	1,802,030	2,615,384	27,030	1997	8/9/2018	300
Jackson	MS	—	1,122,344	2,486,612	—	—	1,122,344	2,486,612	3,608,956	37,299	1990	8/9/2018	300
Vicksburg	MS	—	698,189	1,301,131	(671,343)	11,049	698,189	640,837	1,339,026	699,098	1996	11/1/2006	N/A
Columbus	MS	—	720,310	1,339,963	—	—	720,310	1,339,963	2,060,273	649,881	1994	11/1/2006	300
Corinth	MS	—	867,086	1,612,029	—	—	867,086	1,612,029	2,479,115	781,833	2002	11/1/2006	300
Meridian	MS	—	—	2,481,172	234,694	—	—	2,715,866	2,715,866	1,222,988	1995	11/1/2006	293
Durham	NC	—	1,034,787	2,422,182	—	—	1,034,787	2,422,182	3,456,969	270,477	1993	3/30/2016	300
Gastonia	NC	—	1,340,000	2,655,512	—	—	1,340,000	2,655,512	3,995,512	163,757	1980	6/28/2017	300
Goldsboro	NC	—	811,502	1,509,029	72,109	35,050	811,502	1,616,188	2,427,690	806,515	1996	11/1/2006	290
Greenville	NC	—	760,000	1,837,890	—	—	760,000	1,837,890	2,597,890	205,231	1995	3/30/2016	300
Highpoint	NC	—	1,170,000	2,301,150	—	—	1,170,000	2,301,150	3,471,150	233,950	1995	6/29/2016	300
Lumberton	NC	—	1,560,000	2,521,795	—	—	1,560,000	2,521,795	4,081,795	281,600	2001	3/30/2016	300
Rocky Mount	NC	—	996,506	2,332,575	—	—	996,506	2,332,575	3,329,081	260,471	1997	3/30/2016	300
Salisbury	NC	—	650,000	2,103,127	—	—	650,000	2,103,127	2,753,127	213,818	2000	6/29/2016	300
Southern Pines	NC	—	1,444,847	2,494,980	—	—	1,444,847	2,494,980	3,939,827	278,606	1996	3/30/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Winston-Salem	NC	—	1,093,829	2,560,382	—	—	1,093,829	2,560,382	3,654,211	285,909	1993	3/30/2016	300
Salisbury	NC	—	777,412	1,445,863	(833,700)	—	777,412	612,163	1,389,575	641,044	2003	11/1/2006	N/A
Sylva	NC	—	919,724	1,709,783	—	—	919,724	1,709,783	2,629,507	829,243	2000	11/1/2006	300
Bellevue	NE	—	656,061	1,004,384	—	—	656,061	1,004,384	1,660,445	528,656	2005	2/24/2005	300
Omaha	NE	—	592,716	1,009,253	—	32	592,716	1,009,285	1,602,001	542,802	2005	12/21/2004	300
Papillion	NE	—	654,788	908,685	—	—	654,788	908,685	1,563,473	493,027	2005	1/12/2005	300
Portsmouth	NH	—	391,650	730,167	37,475	18,167	391,650	785,808	1,177,458	373,707	1985	8/30/2007	291
Pompton Plains	NJ	—	455,700	849,125	88,127	17,448	455,700	954,700	1,410,400	409,086	1991	8/30/2007	290
Toms River	NJ	—	826,449	1,537,659	—	—	826,449	1,537,659	2,364,108	699,617	1992	8/30/2007	300
Albuquerque	NM	—	—	1,307,933	—	—	—	1,307,933	1,307,933	311,724	2001	1/22/2013	300
Las Vegas	NV	—	462,405	2,251,278	—	—	462,405	2,251,278	2,713,683	33,769	2001	8/9/2018	300
Albany	NY	—	457,538	852,510	42,302	13,692	457,538	908,505	1,366,043	425,135	1968	8/30/2007	294
Delmar	NY	—	316,382	590,387	24,178	14,789	316,382	629,354	945,736	302,076	1993	8/30/2007	295
Rochester	NY	—	—	1,911,958	—	—	—	1,911,958	1,911,958	455,684	2001	1/22/2013	300
Akron	OH	—	318,182	593,654	39,113	—	318,182	632,767	950,949	276,898	1980	8/30/2007	291
Copley	OH	—	723,347	17	249,106	23,690	723,347	272,813	996,160	73,171	1994	12/22/1994	195
Dayton	OH	—	1,284,902	2,218,783	—	—	1,284,902	2,218,783	3,503,685	247,764	1997	3/30/2016	300
Marion	OH	—	739,651	1,375,358	186,367	21,626	739,651	1,583,351	2,323,002	686,499	2000	11/1/2006	287
Mason	OH	—	770,000	2,246,001	—	—	770,000	2,246,001	3,016,001	228,343	1999	6/29/2016	300
Sandusky	OH	—	824,270	1,532,494	—	—	824,270	1,532,494	2,356,764	743,258	2002	11/1/2006	300
Springdale	OH	—	1,895,200	2,369,000	—	—	1,895,200	2,369,000	4,264,200	564,612	2005	1/22/2013	300
Stow	OH	—	317,546	712,455	—	114	317,546	712,569	1,030,115	712,569	1988	12/31/1987	N/A
Westlake	OH	—	922,871	2,160,212	—	—	922,871	2,160,212	3,083,083	241,224	1995	3/30/2016	300
Claremore	OK	—	823,731	1,825,019	—	—	823,731	1,825,019	2,648,750	27,375	2002	8/9/2018	300
Norman	OK	—	734,335	335,097	—	78,164	734,335	413,261	1,147,596	226,387	1995	6/5/1995	289
Norman	OK	—	1,260,559	2,176,748	—	—	1,260,559	2,176,748	3,437,307	243,070	1997	3/30/2016	300
Oklahoma City	OK	—	759,826	—	235,726	34,874	759,826	270,600	1,030,426	49,937	1995	7/6/1995	210
Oklahoma City	OK	—	1,165,405	2,165,989	—	45,131	1,165,405	2,211,119	3,376,524	1,075,630	2003	11/1/2006	296
Ponca City	OK	—	625,000	1,454,300	—	—	625,000	1,454,300	2,079,300	185,829	2015	1/20/2015	300
Tulsa	OK	—	490,000	910,004	—	—	490,000	910,004	1,400,004	471,685	1976	1/24/2006	300
Tulsa	OK	—	360,500	669,605	14,520	—	360,500	684,125	1,044,625	342,466	1970	5/10/2006	297
Tulsa	OK	—	1,021,904	1,899,486	29,140	21,989	1,021,904	1,950,615	2,972,519	947,540	1990	11/1/2006	299
Beaverton	OR	—	—	1,689,352	—	—	—	1,689,352	1,689,352	402,629	2000	1/22/2013	300
Lake Oswego	OR	—	175,899	815,508	181,383	41,962	175,899	1,038,853	1,214,752	917,493	1983	5/16/1984	131
Salem	OR	—	—	865,668	—	—	—	865,668	865,668	206,318	2000	1/22/2013	300
Hermiston	OR	—	85,560	396,675	73,725	—	85,560	470,400	555,960	430,345	1984	12/18/1984	192
Harrisburg	PA	—	577,667	1,075,635	—	22,033	577,667	1,097,668	1,675,335	504,408	1992	8/30/2007	295
Horsham	PA	—	554,361	1,032,352	—	—	554,361	1,032,352	1,586,713	469,703	1992	8/30/2007	300
Indiana	PA	—	828,653	1,540,630	78,376	17,739	828,653	1,636,745	2,465,398	791,341	2004	11/1/2006	295
Tarentum	PA	—	813,510	1,802,374	—	—	813,510	1,802,374	2,615,884	27,036	2005	8/9/2018	300
Philadelphia	PA	—	503,556	937,999	—	—	503,556	937,999	1,441,555	426,773	1992	8/30/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Columbia	SC	—	1,100,000	1,829,980	—	—	1,100,000	1,829,980	2,929,980	204,348	1995	3/30/2016	300
Florence	SC	—	956,430	2,238,768	—	—	956,430	2,238,768	3,195,198	249,996	1996	3/30/2016	300
Greenwood	SC	—	822,783	1,420,792	—	—	822,783	1,420,792	2,243,575	158,655	1998	3/30/2016	300
Hilton Head	SC	—	1,218,232	1,522,790	—	—	1,218,232	1,522,790	2,741,022	362,932	2001	1/22/2013	300
N Myrtle Beach	SC	—	945,478	2,213,132	—	—	945,478	2,213,132	3,158,610	247,133	1998	3/30/2016	300
Rock Hill	SC	—	826,216	1,536,499	480	46,661	826,216	1,583,640	2,409,856	769,315	1999	11/1/2006	295
Rock Hill	SC	—	1,150,000	2,178,624	—	—	1,150,000	2,178,624	3,328,624	243,280	1996	3/30/2016	300
Sumter	SC	—	1,232,145	2,127,682	—	—	1,232,145	2,127,682	3,359,827	237,591	1999	3/30/2016	300
Gaffney	SC	—	727,738	1,360,038	75,315	235	727,738	1,435,588	2,163,326	699,699	2001	11/1/2006	292
Sioux Falls	SD	—	1,046,609	1,807,297	—	—	1,046,609	1,807,297	2,853,906	201,815	1999	3/30/2016	300
Bartlett	TN	—	420,000	674,437	76,972	20,326	420,000	771,735	1,191,735	581,954	1999	2/23/1999	278
Clarksville	TN	—	1,239,731	2,746,690	—	—	1,239,731	2,746,690	3,986,421	41,200	1999	8/9/2018	300
Dyersburg	TN	—	695,135	1,300,494	214,518	—	695,135	1,515,012	2,210,147	719,804	1996	11/1/2006	286
Johnson City	TN	—	881,225	1,638,285	241,215	16,066	881,225	1,895,566	2,776,791	862,142	1987	11/1/2006	286
Johnson City	TN	—	1,066,349	1,763,323	—	—	1,066,349	1,763,323	2,829,672	26,450	2002	8/9/2018	300
Memphis	TN	—	871,951	1,621,017	349,106	10	871,951	1,970,134	2,842,085	871,330	1991	11/1/2006	286
Memphis	TN	—	1,217,412	1,521,765	—	—	1,217,412	1,521,765	2,739,177	362,687	1999	1/22/2013	300
Memphis	TN	—	—	1,336,687	—	—	—	1,336,687	1,336,687	318,577	2002	1/22/2013	300
Morristown	TN	—	182,935	340,274	—	10,826	182,935	351,100	534,035	182,225	1972	12/22/2005	293
Murfreesboro	TN	—	1,428,122	2,466,098	—	—	1,428,122	2,466,098	3,894,220	275,381	1997	3/30/2016	300
Chattanooga	TN	—	827,594	1,538,633	(1,138,182)	—	827,594	400,451	1,228,045	758,010	1984	11/1/2006	248
Kingsport	TN	—	786,332	1,469,005	(1,006,470)	—	786,332	462,535	1,248,867	804,410	1988	11/1/2006	292
Newport	TN	—	640,841	1,191,858	71,563	—	640,841	1,263,421	1,904,262	617,490	1998	11/1/2006	291
Abilene	TX	—	1,345,584	2,981,213	—	—	1,345,584	2,981,213	4,326,797	44,718	2006	8/9/2018	300
Amarillo	TX	—	763,283	1,995,460	—	—	763,283	1,995,460	2,758,743	806,437	2009	3/3/2008	300
Amarillo	TX	—	609,000	1,486,302	—	—	609,000	1,486,302	2,095,302	204,751	2015	10/3/2014	300
Angleton	TX	—	774,342	1,715,597	—	—	774,342	1,715,597	2,489,939	25,734	2004	8/9/2018	300
Austin	TX	—	699,395	1,167,223	—	144	699,395	1,167,368	1,866,763	592,616	2005	9/15/2005	300
Austin	TX	—	976,803	1,361,281	36,880	30,504	976,803	1,428,664	2,405,467	720,727	2006	6/19/2006	296
Bedford	TX	—	919,303	98,231	23,966	258	919,303	122,455	1,041,758	115,401	1988	12/27/1994	120
Cedar Park	TX	—	634,489	1,472,504	—	266	634,489	1,472,770	2,107,259	732,212	2006	1/13/2006	300
College Station	TX	—	530,000	1,583,306	—	—	530,000	1,583,306	2,113,306	97,637	1993	6/28/2017	300
El Campo	TX	—	98,060	454,631	—	—	98,060	454,631	552,691	454,631	1985	11/25/1985	N/A
El Paso	TX	—	—	1,399,487	—	—	—	1,399,487	1,399,487	333,544	2001	1/22/2013	300
El Paso	TX	—	—	1,591,758	—	—	—	1,591,758	1,591,758	379,369	2002	1/22/2013	300
El Paso	TX	—	1,047,645	2,321,113	—	—	1,047,645	2,321,113	3,368,758	34,817	2003	8/9/2018	300
Georgetown	TX	—	870,981	1,190,574	193,067	56,236	870,981	1,439,878	2,310,859	753,289	2006	1/13/2006	270
Granbury	TX	—	1,495,726	3,313,860	—	—	1,495,726	3,313,860	4,809,586	49,708	2000	8/9/2018	300
Greenville	TX	—	909,311	1,696,248	29,206	27,914	909,311	1,753,368	2,662,679	878,784	1993	11/1/2006	297
Harker Heights	TX	—	943,812	1,897,644	—	—	943,812	1,897,644	2,841,456	773,307	2009	3/20/2008	300
Hillsboro	TX	—	75,992	352,316	158,254	9,364	75,992	519,934	595,926	452,626	1984	8/1/1984	154

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houston	TX	—	1,096,376	2,300,690	235,500	102,443	1,096,376	2,638,633	3,735,009	2,277,231	1997	9/5/1997	295
Houston	TX	—	989,152	1,838,713	—	25,823	989,152	1,864,536	2,853,688	917,590	1991	11/1/2006	300
Houston	TX	—	898,415	1,990,486	—	—	898,415	1,990,486	2,888,901	29,857	2006	8/9/2018	300
Irving	TX	—	1,500,411	2,156	—	—	1,500,411	2,156	1,502,567	1,369	2001	2/5/2003	300
Killeen	TX	—	1,327,348	2,467,204	17,494	28,845	1,327,348	2,513,543	3,840,891	1,223,177	1999	11/1/2006	297
Killeen	TX	—	1,270,258	2,814,324	—	—	1,270,258	2,814,324	4,084,582	42,215	1998	8/9/2018	300
Live Oak	TX	—	727,956	1,214,835	181,920	42,902	727,956	1,439,658	2,167,614	814,164	2005	6/1/2005	270
Lufkin	TX	—	105,904	490,998	—	—	105,904	490,998	596,902	490,998	1985	10/8/1985	N/A
Mesquite	TX	—	729,596	120,820	—	91	729,596	120,911	850,507	120,911	1994	12/23/1994	N/A
Mexia	TX	—	93,620	434,046	50,273	11,861	93,620	496,181	589,801	478,914	1985	12/18/1985	145
New Braunfels	TX	—	860,262	1,169,016	250,000	56,399	860,262	1,475,415	2,335,677	897,776	2006	10/12/2005	261
New Braunfels	TX	—	795,995	1,763,570	—	—	795,995	1,763,570	2,559,565	26,454	2003	8/9/2018	300
North Richland Hills	TX	—	1,227,125	2,718,760	—	—	1,227,125	2,718,760	3,945,885	40,781	2004	8/9/2018	300
Palestine	TX	—	825,066	1,534,394	59,064	26,449	825,066	1,619,907	2,444,973	780,966	1996	11/1/2006	293
Plano	TX	—	2,420,222	769	—	—	2,420,222	769	2,420,991	507	2003	6/27/2002	300
San Antonio	TX	—	835,431	1,185,257	—	49,500	835,431	1,234,757	2,070,188	663,688	2005	6/24/2005	296
San Antonio	TX	—	690,443	1,109,136	—	40,500	690,443	1,149,636	1,840,079	617,845	2005	6/27/2005	297
San Antonio	TX	—	835,586	1,227,220	—	45,000	835,586	1,272,220	2,107,806	644,484	2006	5/9/2006	297
San Marcos	TX	—	1,270,493	2,814,844	—	—	1,270,493	2,814,844	4,085,337	42,223	1995	8/9/2018	300
Sugar Land	TX	—	1,376,186	1,720,233	—	—	1,376,186	1,720,233	3,096,419	409,989	1999	1/22/2013	300
Temple	TX	—	797,574	1,193,813	1,350	144	797,574	1,195,308	1,992,882	590,455	2006	4/7/2006	300
Waxahachie	TX	—	326,935	726,137	65,992	20,790	326,935	812,918	1,139,853	776,030	1987	12/29/1987	143
Waxahachie	TX	—	1,916,772	1,618,719	—	—	1,916,772	1,618,719	3,535,491	24,281	2001	8/9/2018	300
Weslaco	TX	—	1,496,534	3,315,650	—	—	1,496,534	3,315,650	4,812,184	49,735	2003	8/9/2018	300
Wylie	TX	—	1,353,706	2,999,207	—	—	1,353,706	2,999,207	4,352,913	44,988	2003	8/9/2018	300
Houston	TX	—	194,994	386,056	—	—	194,994	386,056	581,050	386,056	1988	6/25/1991	N/A
Longview	TX	—	1,231,857	2,289,864	—	113	1,231,857	2,289,977	3,521,834	1,110,630	1993	11/1/2006	300
Waxahachie	TX	—	1,035,794	1,925,746	—	—	1,035,794	1,925,746	2,961,540	933,986	2005	11/1/2006	300
Centerville	UT	—	1,056,314	1,320,393	—	—	1,056,314	1,320,393	2,376,707	314,694	2001	1/22/2013	300
Riverdale	UT	—	2,253,531	2,212,370	—	—	2,253,531	2,212,370	4,465,901	33,186	1993	8/9/2018	300
Charlottesville	VA	—	—	1,283,010	—	—	—	1,283,010	1,283,010	305,784	1991	1/22/2013	300
Chesterfield	VA	—	740,000	2,258,709	—	—	740,000	2,258,709	2,998,709	139,287	2004	6/28/2017	300
Christiansburg	VA	—	1,335,724	2,306,544	—	—	1,335,724	2,306,544	3,642,268	257,564	1996	3/30/2016	300
Danville	VA	—	751,055	1,396,772	66,062	18,130	751,055	1,480,964	2,232,019	738,329	1993	11/1/2006	295
Martinsville	VA	—	833,114	1,549,167	71,660	13,084	833,114	1,633,912	2,467,026	784,270	1996	11/1/2006	294
Midlothian	VA	—	421,479	785,639	248,110	27,205	421,479	1,060,954	1,482,433	526,901	1998	8/30/2007	260
Roanoke	VA	—	—	1,660,095	—	—	—	1,660,095	1,660,095	395,656	2001	1/22/2013	300
Williamsburg	VA	—	1,550,000	1,836,709	—	—	1,550,000	1,836,709	3,386,709	186,732	1995	6/29/2016	300
Staunton	VA	—	867,684	1,620,218	(778,682)	—	867,684	841,535	1,709,219	799,706	2003	11/1/2006	341
Williamsburg	VA	—	651,167	1,212,201	(533,715)	—	651,167	678,486	1,329,653	557,691	1979	8/30/2007	N/A
Madison	WI	—	770,000	2,243,040	—	—	770,000	2,243,040	3,013,040	250,473	1997	3/30/2016	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Martinsburg	WV	—	1,169,275	2,019,119	—	—	1,169,275	2,019,119	3,188,394	225,468	1997	3/30/2016	300
Parkersburg	WV	—	722,732	1,343,920	63,217	33,305	722,732	1,440,443	2,163,175	733,605	2003	11/1/2006	297

Restaurants - Quick Service
Mobile	AL	—	483,217	560,614	—	—	483,217	560,614	1,043,831	17,753	1977	3/30/2018	300
Montgomery	AL	—	540,207	626,732	—	—	540,207	626,732	1,166,939	19,847	1975	3/30/2018	300
Alabaster	AL	—	550,000	1,588,482	—	—	550,000	1,588,482	2,138,482	193,265	2009	12/16/2015	300
Aliceville	AL	—	950,000	1,215,379	—	—	950,000	1,215,379	2,165,379	147,871	2005	12/16/2015	300
Andalusia	AL	—	252,403	468,949	—	—	252,403	468,949	721,352	230,567	1986	9/14/2006	300
Athens	AL	—	560,000	1,324,359	—	—	560,000	1,324,359	1,884,359	156,716	2013	1/5/2016	300
Atmore	AL	—	272,044	505,636	—	—	272,044	505,636	777,680	351,412	2000	8/31/2001	300
Attalla	AL	—	148,993	276,890	—	—	148,993	276,890	425,883	136,137	1985	9/14/2006	300
Bessemer	AL	—	172,438	320,429	—	—	172,438	320,429	492,867	157,544	1991	9/14/2006	300
Birmingham	AL	—	251,434	467,185	—	—	251,434	467,185	718,619	324,690	2000	8/31/2001	300
Birmingham	AL	—	650,000	1,426,647	—	—	650,000	1,426,647	2,076,647	168,820	2012	1/5/2016	300
Brent	AL	—	134,432	249,846	—	—	134,432	249,846	384,278	122,841	1991	9/14/2006	300
Chelsea	AL	—	490,000	1,347,268	—	—	490,000	1,347,268	1,837,268	190,863	2010	6/26/2015	300
Clanton	AL	—	230,036	427,391	—	—	230,036	427,391	657,427	297,035	1998	8/31/2001	300
Clanton	AL	—	570,000	1,308,215	—	—	570,000	1,308,215	1,878,215	159,166	2004	12/16/2015	300
Clanton	AL	—	770,000	1,594,248	—	—	770,000	1,594,248	2,364,248	188,653	2009	1/5/2016	300
Demopolis	AL	—	251,349	466,972	—	—	251,349	466,972	718,321	324,544	2000	8/31/2001	300
Fayette	AL	—	1,160,000	1,208,911	—	—	1,160,000	1,208,911	2,368,911	134,995	1997	3/18/2016	300
Fort Payne	AL	—	303,056	563,001	—	—	303,056	563,001	866,057	391,283	1999	8/31/2001	300
Fort Payne	AL	—	814,113	—	—	36,593	814,113	36,593	850,706	4,025	2000	11/1/2006	180
Gardendale	AL	—	398,669	740,568	—	—	398,669	740,568	1,139,237	514,692	2001	8/31/2001	300
Greenville	AL	—	226,108	420,117	—	—	226,108	420,117	646,225	206,557	1977	9/14/2006	300
Haleyville	AL	—	262,500	488,357	(192,900)	—	262,500	295,457	557,957	215,690	1982	12/21/2007	N/A
Hamilton	AL	—	214,198	397,991	—	—	214,198	397,991	612,189	195,679	1979	9/14/2006	300
Hanceville	AL	—	290,000	1,426,914	—	—	290,000	1,426,914	1,716,914	173,608	2013	12/16/2015	300
Hartselle	AL	—	820,000	1,232,323	—	—	820,000	1,232,323	2,052,323	149,933	2012	12/16/2015	300
Henagar	AL	—	530,000	1,688,777	—	—	530,000	1,688,777	2,218,777	188,580	2001	3/18/2016	300
Hokes Bluff	AL	—	720,000	1,748,671	—	—	720,000	1,748,671	2,468,671	212,755	2014	12/16/2015	300
Huntsville	AL	—	618,239	694,933	—	—	618,239	694,933	1,313,172	1,158	1994	12/6/2018	300
Jacksonville	AL	—	680,000	1,270,736	—	—	680,000	1,270,736	1,950,736	180,021	2011	6/26/2015	300
Jasper	AL	—	850,000	1,219,115	—	—	850,000	1,219,115	2,069,115	148,326	2003	12/16/2015	300
Leeds	AL	—	171,145	318,028	—	—	171,145	318,028	489,173	156,364	1991	9/14/2006	300
Lincoln	AL	—	1,200,000	1,392,694	—	—	1,200,000	1,392,694	2,592,694	164,802	1996	1/5/2016	300
Lineville	AL	—	900,000	1,251,388	—	—	900,000	1,251,388	2,151,388	152,252	2003	12/16/2015	300
McCalla	AL	—	610,000	1,303,425	—	—	610,000	1,303,425	1,913,425	184,652	2010	6/26/2015	300
Meridianville	AL	—	250,000	1,430,680	—	—	250,000	1,430,680	1,680,680	169,297	2010	1/5/2016	300
Millbrook	AL	—	650,000	1,691,984	—	—	650,000	1,691,984	2,341,984	205,858	2013	12/16/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Mobile	AL	—	286,333	531,950	—	—	286,333	531,950	818,283	261,542	1989	9/14/2006	300
Mobile	AL	—	532,000	606,033	—	—	532,000	606,033	1,138,033	9,090	1996	8/31/2018	300
Montgomery	AL	—	143,693	267,060	—	—	143,693	267,060	410,753	131,304	1985	9/14/2006	300
Moody	AL	—	530,000	1,819,472	—	—	530,000	1,819,472	2,349,472	203,174	2011	3/18/2016	300
Northport	AL	—	832,541	1,040,676	—	—	832,541	1,040,676	1,873,217	248,028	2009	1/22/2013	300
Oneonta	AL	—	1,190,000	1,151,263	—	—	1,190,000	1,151,263	2,341,263	140,070	2008	12/16/2015	300
Opp	AL	—	160,778	298,782	—	—	160,778	298,782	459,560	145,905	1994	10/12/2006	300
Pell City	AL	—	490,000	1,288,925	—	—	490,000	1,288,925	1,778,925	182,598	2011	6/26/2015	300
Russellville	AL	—	630,000	1,184,964	—	—	630,000	1,184,964	1,814,964	140,221	1990	1/5/2016	300
Selma	AL	—	910,000	969,042	—	—	910,000	969,042	1,879,042	114,670	1999	1/5/2016	300
Southside	AL	—	681,987	1,335,165	—	—	681,987	1,335,165	2,017,152	42,280	2018	12/16/2015	300
Thomasville	AL	—	190,000	490,466	—	—	190,000	490,466	680,466	59,673	1997	12/22/2015	300
Vernon	AL	—	680,000	1,125,994	—	—	680,000	1,125,994	1,805,994	136,996	1984	12/16/2015	300
Warrior	AL	—	159,109	295,676	—	—	159,109	295,676	454,785	145,374	1995	9/14/2006	300
Warrior	AL	—	1,070,000	932,540	—	—	1,070,000	932,540	2,002,540	110,351	1984	1/5/2016	300
Winfield	AL	—	770,000	1,237,048	—	—	770,000	1,237,048	2,007,048	138,137	2006	3/18/2016	300
Alabaster	AL	—	335,197	622,697	17,519	—	335,197	640,216	975,413	311,452	1987	9/14/2006	293
Evergreen	AL	—	148,982	276,881	—	—	148,982	276,881	425,863	136,133	1997	9/14/2006	300
Arkadelphia	AR	—	248,868	462,744	—	—	248,868	462,744	711,612	225,974	1980	10/12/2006	300
Arkadelphia	AR	—	185,644	927,190	—	—	185,644	927,190	1,112,834	41,724	1990	11/15/2017	300
Benton	AR	—	1,091,629	1,227,049	—	—	1,091,629	1,227,049	2,318,678	2,045	2007	12/5/2018	300
Bentonville	AR	—	377,086	700,582	—	—	377,086	700,582	1,077,668	486,901	1999	8/31/2001	300
Bryant	AR	—	758,862	853,001	—	—	758,862	853,001	1,611,863	1,422	2000	12/5/2018	300
Camden	AR	—	289,788	868,292	—	—	289,788	868,292	1,158,080	39,073	1991	11/15/2017	300
Clarksville	AR	—	273,540	613,361	—	—	273,540	613,361	886,901	27,601	1999	11/15/2017	300
Clarksville	AR	—	217,379	836,393	—	—	217,379	836,393	1,053,772	1,394	2002	12/5/2018	300
Conway	AR	—	693,205	812,649	—	—	693,205	812,649	1,505,854	36,569	2006	11/15/2017	300
Ft Smith	AR	—	318,611	1,108,380	—	—	318,611	1,108,380	1,426,991	1,847	1979	12/5/2018	300
Greenwood	AR	—	650,414	846,588	—	—	650,414	846,588	1,497,002	38,096	1997	11/15/2017	300
Heber Springs	AR	—	563,051	464,252	—	—	563,051	464,252	1,027,303	20,891	1992	11/15/2017	300
Hope	AR	—	288,643	536,715	—	—	288,643	536,715	825,358	373,008	2001	8/31/2001	300
Hope	AR	—	415,700	751,542	—	—	415,700	751,542	1,167,242	33,819	1995	11/15/2017	300
Hot Springs	AR	—	672,593	810,264	—	—	672,593	810,264	1,482,857	36,462	1988	11/15/2017	300
Jacksonville	AR	—	653,580	774,492	—	—	653,580	774,492	1,428,072	34,852	2004	11/15/2017	300
Jonesboro	AR	—	173,984	323,371	99,392	11,807	173,984	434,570	608,554	174,128	1992	11/16/2007	273
Little Rock	AR	—	532,846	486,469	—	—	532,846	486,469	1,019,315	811	1978	12/5/2018	300
Little Rock	AR	—	564,392	634,406	—	—	564,392	634,406	1,198,798	1,057	2010	12/5/2018	300
Malvern	AR	—	219,703	408,588	—	—	219,703	408,588	628,291	200,889	1998	9/14/2006	300
Malvern	AR	—	511,733	768,688	—	—	511,733	768,688	1,280,421	34,591	1988	11/15/2017	300
Maumelle	AR	—	484,307	544,387	—	—	484,307	544,387	1,028,694	907	2007	12/5/2018	300
N Little Rock	AR	—	516,538	580,616	—	—	516,538	580,616	1,097,154	968	1978	12/5/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
North Little Rock	AR	—	317,000	589,377	—	—	317,000	589,377	906,377	409,608	1999	8/31/2001	300
Ozark	AR	—	271,100	907,642	—	—	271,100	907,642	1,178,742	40,844	2003	11/15/2017	300
Pine Bluff	AR	—	373,190	659,262	—	—	373,190	659,262	1,032,452	29,667	1971	11/15/2017	300
Pine Bluff	AR	—	392,024	692,535	—	—	392,024	692,535	1,084,559	28,856	1999	12/20/2017	300
Pine Bluff	AR	—	968,840	1,089,027	—	—	968,840	1,089,027	2,057,867	1,815	2005	12/5/2018	300
Pocahontas	AR	—	241,128	447,988	—	—	241,128	447,988	689,116	218,767	1997	10/12/2006	300
Rogers	AR	—	455,110	511,568	—	—	455,110	511,568	966,678	853	1985	12/5/2018	300
Russellville	AR	—	565,617	635,783	—	—	565,617	635,783	1,201,400	1,060	2004	12/5/2018	300
Sherwood	AR	—	417,932	748,390	—	—	417,932	748,390	1,166,322	33,678	2006	11/15/2017	300
Sherwood	AR	—	456,350	512,961	—	—	456,350	512,961	969,311	855	2005	12/5/2018	300
Siloam Springs	AR	—	190,000	352,808	—	—	190,000	352,808	542,808	298,112	1997	11/20/1997	300
Springdale	AR	—	537,965	950,346	—	—	537,965	950,346	1,488,311	42,766	1994	11/15/2017	300
Stuttgart	AR	—	373,791	711,303	—	—	373,791	711,303	1,085,094	32,009	1993	11/15/2017	300
Van Buren	AR	—	577,422	1,020,049	—	—	577,422	1,020,049	1,597,471	45,902	1994	11/15/2017	300
Phoenix	AZ	—	558,472	1,307,998	—	—	558,472	1,307,998	1,866,470	595,137	1993	8/28/2007	300
Tucson	AZ	—	107,393	500,154	—	—	107,393	500,154	607,547	498,972	1986	1/17/1986	300
Tucson	AZ	—	463,231	860,982	—	—	463,231	860,982	1,324,213	391,744	1994	8/28/2007	300
Yuma	AZ	—	236,121	541,651	—	—	236,121	541,651	777,772	446,858	1998	5/28/1998	300
Fresno	CA	—	561,502	1,043,688	—	—	561,502	1,043,688	1,605,190	474,874	1994	8/28/2007	300
Livermore	CA	—	662,161	823,242	—	—	662,161	823,242	1,485,403	668,201	1998	9/23/1998	300
Riverside	CA	—	90,000	170,394	135,301	—	90,000	305,695	395,695	261,118	1977	12/9/1976	300
Sacramento	CA	—	386,793	417,290	—	—	386,793	417,290	804,083	341,482	1988	7/31/1998	300
San Ramon	CA	—	406,000	1,126,930	—	—	406,000	1,126,930	1,532,930	1,126,930	1983	12/8/1983	N/A
Aurora	CO	—	288,558	537,322	—	—	288,558	537,322	825,880	244,477	1997	8/28/2007	300
Aurora	CO	—	210,000	540,346	—	—	210,000	540,346	750,346	159,402	1979	8/29/2011	300
Broomfield	CO	—	444,277	—	—	—	444,277	—	444,277	—	1994	8/29/2011	N/A
Brush	CO	—	90,000	220,976	—	—	90,000	220,976	310,976	65,188	1990	8/29/2011	300
Castle Rock	CO	—	670,000	744,760	—	77	670,000	744,837	1,414,837	103,070	1980	7/21/2015	300
Colorado Springs	CO	—	152,000	704,736	—	—	152,000	704,736	856,736	704,736	1986	9/30/1986	N/A
Colorado Springs	CO	—	783,909	881,155	—	—	783,909	881,155	1,665,064	1,469	2015	12/5/2018	300
Denver	CO	—	114,175	1,401,497	—	—	114,175	1,401,497	1,515,672	2,336	2015	12/5/2018	300
Denver	CO	—	635,065	713,847	—	—	635,065	713,847	1,348,912	1,190	2015	12/5/2018	300
Fort Morgan	CO	—	80,000	350,452	—	—	80,000	350,452	430,452	103,383	1973	8/29/2011	300
Grand Junction	CO	—	827,255	929,878	—	—	827,255	929,878	1,757,133	1,550	2010	12/5/2018	300
Greenwood Village	CO	—	1,681,038	—	—	—	1,681,038	—	1,681,038	—	2014	6/19/2014	N/A
Lafayette	CO	—	450,000	59,281	—	—	450,000	59,281	509,281	17,488	1984	8/29/2011	300
Lakewood	CO	—	510,000	124,971	—	—	510,000	124,971	634,971	36,866	1978	8/29/2011	300
Littleton	CO	—	260,000	508,347	—	—	260,000	508,347	768,347	149,962	2000	8/29/2011	300
Littleton	CO	—	470,000	207,744	—	—	470,000	207,744	677,744	61,284	1992	8/29/2011	300
Westminster	CO	—	261,466	487,102	—	—	261,466	487,102	748,568	221,629	1994	8/28/2007	300
Meriden	CT	—	369,482	687,116	—	—	369,482	687,116	1,056,598	312,636	1985	8/28/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Daytona Beach	FL	—	622,077	721,714	—	—	622,077	721,714	1,343,791	22,854	1995	3/30/2018	300
Orange Park	FL	—	472,322	547,973	—	—	472,322	547,973	1,020,295	17,353	1995	3/30/2018	300
Pensacola	FL	—	442,547	513,430	—	—	442,547	513,430	955,977	16,259	1980	3/30/2018	300
Titusville	FL	—	548,819	636,722	—	—	548,819	636,722	1,185,541	20,163	1984	3/30/2018	300
Bartow	FL	—	480,000	500,603	—	—	480,000	500,603	980,603	69,250	1995	7/21/2015	300
Chipley	FL	—	270,439	502,655	—	—	270,439	502,655	773,094	349,340	2000	8/31/2001	300
Clearwater	FL	—	484,090	899,658	—	—	484,090	899,658	1,383,748	409,343	1993	8/28/2007	300
Defuniak Springs	FL	—	269,554	501,010	—	—	269,554	501,010	770,564	348,197	1988	8/31/2001	300
Dunedin	FL	—	440,000	100,727	—	—	440,000	100,727	540,727	29,714	2000	8/29/2011	300
Jacksonville	FL	—	150,210	693,445	—	—	150,210	693,445	843,655	693,445	1985	9/13/1985	N/A
Lakeland	FL	—	530,000	556,704	—	—	530,000	556,704	1,086,704	164,228	2006	8/29/2011	300
New Port Richey	FL	—	260,000	579,385	—	—	260,000	579,385	839,385	170,919	2002	8/29/2011	300
Orlando	FL	—	600,000	949,489	—	—	600,000	949,489	1,549,489	745,570	1999	12/18/1998	300
Oviedo	FL	—	204,200	911,338	—	—	204,200	911,338	1,115,538	685,177	2000	8/24/1999	300
Oviedo	FL	—	456,108	847,515	—	—	456,108	847,515	1,303,623	444,945	1995	11/21/2005	300
Oviedo	FL	—	465,993	866,048	—	—	465,993	866,048	1,332,041	394,050	1993	8/28/2007	300
Palm Bay	FL	—	330,000	556,668	—	—	330,000	556,668	886,668	440,817	1999	12/29/1998	300
Panama City	FL	—	202,047	375,424	—	—	202,047	375,424	577,471	183,332	1983	10/12/2006	300
Pensacola	FL	—	767,303	1,424,991	—	—	767,303	1,424,991	2,192,294	353,873	2011	10/15/2012	300
Port Richey	FL	—	848,210	1,575,247	—	—	848,210	1,575,247	2,423,457	391,186	2011	10/15/2012	300
Saint Petersburg	FL	—	379,455	705,487	—	—	379,455	705,487	1,084,942	320,994	1994	8/28/2007	300
Seffner	FL	—	200,000	209,679	—	—	200,000	209,679	409,679	61,855	1986	8/29/2011	300
Tallahassee	FL	—	385,000	715,857	—	—	385,000	715,857	1,100,857	316,169	1989	12/25/2007	300
Tallahassee	FL	—	175,000	325,857	—	—	175,000	325,857	500,857	143,919	1989	12/25/2007	300
Tampa	FL	—	545,211	1,013,321	—	—	545,211	1,013,321	1,558,532	461,059	1994	8/28/2007	300
Tampa	FL	—	470,000	208,666	—	—	470,000	208,666	678,666	61,556	2001	8/29/2011	300
Tampa	FL	—	430,000	589,949	—	—	430,000	589,949	1,019,949	174,035	2001	8/29/2011	300
Temple Terrace	FL	—	962,500	1,788,133	—	—	962,500	1,788,133	2,750,633	813,599	1992	8/28/2007	300
Venice	FL	—	340,000	28,239	—	—	340,000	28,239	368,239	8,331	1981	8/29/2011	300
Wauchula	FL	—	260,000	324,525	—	—	260,000	324,525	584,525	95,735	2002	8/29/2011	300
Zephyrhills	FL	—	220,000	662,046	—	—	220,000	662,046	882,046	195,304	1979	8/29/2011	300
Clearwater	FL	—	370,000	512,393	—	—	370,000	512,393	882,393	151,156	2001	8/29/2011	300
Dade City	FL	—	140,000	387,991	—	—	140,000	387,991	527,991	114,457	1974	8/29/2011	300
Lake Placid	FL	—	220,000	206,076	—	—	220,000	206,076	426,076	60,792	1978	8/29/2011	300
Lakeland	FL	—	310,000	519,387	—	—	310,000	519,387	829,387	153,219	1988	8/29/2011	300
Lakeland	FL	—	170,000	288,777	—	—	170,000	288,777	458,777	85,189	1988	8/29/2011	300
Saint Petersburg	FL	—	370,000	675,403	—	—	370,000	675,403	1,045,403	199,244	1983	8/29/2011	300
Albany	GA	—	783,363	320,467	—	—	783,363	320,467	1,103,830	10,148	1999	3/30/2018	300
Garden City	GA	—	530,479	615,445	—	—	530,479	615,445	1,145,924	19,489	1975	3/30/2018	300
Marietta	GA	—	522,538	606,232	—	—	522,538	606,232	1,128,770	19,197	1976	3/30/2018	300
Norcross	GA	—	736,972	855,012	—	—	736,972	855,012	1,591,984	27,075	1980	3/30/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Roswell	GA	—	1,000,058	1,160,236	—	—	1,000,058	1,160,236	2,160,294	36,741	1982	3/30/2018	300
Savannah	GA	—	679,813	788,698	—	—	679,813	788,698	1,468,511	24,975	1976	3/30/2018	300
Savannah	GA	—	916,981	575,285	—	—	916,981	575,285	1,492,266	18,217	1993	3/30/2018	300
Smyrna	GA	—	589,955	684,447	—	—	589,955	684,447	1,274,402	21,674	1995	3/30/2018	300
Stone Mountain	GA	—	527,827	612,368	—	—	527,827	612,368	1,140,195	19,392	1988	3/30/2018	300
Augusta	GA	—	410,000	722,093	—	—	410,000	722,093	1,132,093	99,890	1970	7/27/2015	300
Bowdon	GA	—	760,000	1,388,891	—	—	760,000	1,388,891	2,148,891	168,982	2006	12/16/2015	300
Bremen	GA	—	600,000	1,682,353	—	—	600,000	1,682,353	2,282,353	182,255	2015	4/26/2016	300
Buford	GA	—	400,000	361,957	—	—	400,000	361,957	761,957	106,777	2001	8/29/2011	300
Buford	GA	—	1,085,401	1,356,752	—	—	1,085,401	1,356,752	2,442,153	323,359	2007	1/22/2013	300
Cairo	GA	—	210,000	390,566	—	—	210,000	390,566	600,566	172,500	1992	12/25/2007	300
Cumming	GA	—	520,000	248,510	—	—	520,000	248,510	768,510	73,310	2002	8/29/2011	300
Duluth	GA	—	536,205	996,521	—	—	536,205	996,521	1,532,726	453,416	1994	8/28/2007	300
Evans	GA	—	416,474	849,080	—	—	416,474	849,080	1,265,554	117,456	2002	7/27/2015	300
Grovetown	GA	—	540,000	1,223,410	—	—	540,000	1,223,410	1,763,410	169,238	2011	7/27/2015	300
Hartwell	GA	—	869,716	1,087,145	—	—	869,716	1,087,145	1,956,861	259,103	2009	1/22/2013	300
Lawrenceville	GA	—	220,000	384,908	—	—	220,000	384,908	604,908	113,548	1990	8/29/2011	300
Lilburn	GA	—	237,822	442,409	—	—	237,822	442,409	680,231	201,294	1993	8/28/2007	300
Lilburn	GA	—	380,000	338,634	—	—	380,000	338,634	718,634	99,897	1976	8/29/2011	300
Loganville	GA	—	340,000	422,840	—	—	340,000	422,840	762,840	124,738	2001	8/29/2011	300
Martinez	GA	—	517,290	1,054,618	—	—	517,290	1,054,618	1,571,908	145,889	1988	7/27/2015	300
Norcross	GA	—	310,000	286,762	—	—	310,000	286,762	596,762	84,595	2002	8/29/2011	300
Oakwood	GA	—	440,000	100,481	—	—	440,000	100,481	540,481	29,642	1978	8/29/2011	300
Roswell	GA	—	310,767	578,088	—	—	310,767	578,088	888,855	263,026	1994	8/28/2007	300
Tallapoosa	GA	—	1,110,000	1,300,294	—	—	1,110,000	1,300,294	2,410,294	158,202	2002	12/16/2015	300
Thomasville	GA	—	300,211	558,074	—	—	300,211	558,074	858,285	291,128	1988	12/22/2005	300
Washington	GA	—	292,628	543,862	—	—	292,628	543,862	836,490	377,979	2000	8/31/2001	300
Waycross	GA	—	223,475	415,563	—	—	223,475	415,563	639,038	216,785	1972	12/22/2005	300
Winder	GA	—	230,000	429,116	—	—	230,000	429,116	659,116	126,589	2002	8/29/2011	300
Altoona	IA	—	426,834	792,693	—	—	426,834	792,693	1,219,527	212,706	2000	4/17/2012	300
Cedar Falls	IA	—	208,411	387,971	—	—	208,411	387,971	596,382	202,390	1980	12/22/2005	300
Fort Dodge	IA	—	388,815	722,573	—	—	388,815	722,573	1,111,388	355,265	2005	9/14/2006	300
Oelwein	IA	—	84,244	157,375	—	1,778	84,244	159,153	243,397	82,732	1976	12/22/2005	297
Ottumwa	IA	—	393,010	729,875	—	—	393,010	729,875	1,122,885	193,417	1999	5/25/2012	300
Urbandale	IA	—	395,896	735,724	—	—	395,896	735,724	1,131,620	361,731	2004	9/14/2006	300
Waterloo	IA	—	397,055	1,613,053	—	—	397,055	1,613,053	2,010,108	104,223	1984	2/28/2006	308
Cedar Falls	IA	—	187,250	349,057	—	—	187,250	349,057	536,307	154,163	1971	12/21/2007	300
Boise	ID	—	190,894	824,305	—	—	190,894	824,305	1,015,199	543,974	1988	5/17/1988	300
Boise	ID	—	161,352	735,104	—	—	161,352	735,104	896,456	454,223	1988	10/7/1988	300
Antioch	IL	—	340,000	1,073,929	—	—	340,000	1,073,929	1,413,929	55,486	2006	9/29/2017	300
Aurora	IL	—	240,000	1,223,861	—	—	240,000	1,223,861	1,463,861	63,233	2007	9/29/2017	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Belleville	IL	—	930,995	1,046,488	—	—	930,995	1,046,488	1,977,483	1,744	2009	12/5/2018	300
Bethalto	IL	—	180,000	166,596	—	—	180,000	166,596	346,596	49,146	1988	8/29/2011	300
Buffalo Grove	IL	—	306,250	569,693	—	—	306,250	569,693	875,943	259,208	1993	8/28/2007	300
Cahokia	IL	—	70,000	613,995	—	—	70,000	613,995	683,995	181,129	2009	8/29/2011	300
Carlyle	IL	—	80,000	428,860	—	—	80,000	428,860	508,860	126,514	1988	8/29/2011	300
Centralia	IL	—	225,966	420,573	—	—	225,966	420,573	646,539	219,398	1972	12/22/2005	300
Chicago	IL	—	880,000	944,848	—	—	880,000	944,848	1,824,848	48,817	1998	9/29/2017	300
Chicago	IL	—	499,767	756,012	—	—	499,767	756,012	1,255,779	31,501	1984	12/12/2017	300
Chicago	IL	—	372,200	816,116	—	—	372,200	816,116	1,188,316	34,005	2002	12/12/2017	300
Countryside	IL	—	301,000	559,824	—	—	301,000	559,824	860,824	254,716	1996	8/28/2007	300
Countryside	IL	—	700,000	1,033,775	—	—	700,000	1,033,775	1,733,775	53,412	1969	9/29/2017	300
Downers Grove	IL	—	460,000	805,310	—	—	460,000	805,310	1,265,310	41,608	1990	9/29/2017	300
Edwardsville	IL	—	360,000	328,978	—	—	360,000	328,978	688,978	97,049	2001	8/29/2011	300
Effingham	IL	—	812,134	972,366	—	—	812,134	972,366	1,784,500	40,515	1986	12/15/2017	300
Elgin	IL	—	700,000	1,300,943	—	—	700,000	1,300,943	2,000,943	591,926	1995	8/28/2007	300
Fairview Heights	IL	—	660,652	1,227,321	—	—	660,652	1,227,321	1,887,973	644,343	1975	11/21/2005	300
Fairview Heights	IL	—	553,666	622,350	—	—	553,666	622,350	1,176,016	1,037	1981	12/5/2018	300
Godfrey	IL	—	200,000	282,701	—	—	200,000	282,701	482,701	83,397	1998	8/29/2011	300
Gurnee	IL	—	735,000	1,365,747	—	—	735,000	1,365,747	2,100,747	621,413	1994	8/28/2007	300
Harrisburg	IL	—	401,819	1,303,225	—	—	401,819	1,303,225	1,705,044	288,881	2011	6/14/2013	300
Highland	IL	—	130,000	454,866	—	—	130,000	454,866	584,866	134,185	1988	8/29/2011	300
Jerseyville	IL	—	150,000	420,481	—	—	150,000	420,481	570,481	124,042	1988	8/29/2011	300
Joliet	IL	—	280,903	522,424	—	—	280,903	522,424	803,327	237,701	1994	8/28/2007	300
Lake in the Hills	IL	—	360,000	1,057,839	—	—	360,000	1,057,839	1,417,839	54,655	2004	9/29/2017	300
Lincoln	IL	—	206,532	383,970	—	—	206,532	383,970	590,502	266,854	1999	8/31/2001	300
Litchfield	IL	—	130,000	363,760	—	—	130,000	363,760	493,760	107,309	1988	8/29/2011	300
Marion	IL	—	423,340	1,373,026	—	—	423,340	1,373,026	1,796,366	304,354	1991	6/14/2013	300
Mascoutah	IL	—	80,000	435,792	—	—	80,000	435,792	515,792	128,559	1988	8/29/2011	300
Mount Vernon	IL	—	385,304	1,249,662	—	—	385,304	1,249,662	1,634,966	277,008	1991	6/14/2013	300
Naperville	IL	—	540,000	981,648	—	—	540,000	981,648	1,521,648	50,718	1991	9/29/2017	300
Peru	IL	—	480,000	959,452	—	—	480,000	959,452	1,439,452	49,572	1990	9/29/2017	300
Red Bud	IL	—	180,000	251,200	—	—	180,000	251,200	431,200	74,104	1986	8/29/2011	300
Rock Island	IL	—	138,463	258,066	—	—	138,463	258,066	396,529	134,624	1977	12/22/2005	300
Romeoville	IL	—	460,000	1,209,137	—	—	460,000	1,209,137	1,669,137	62,472	1999	9/29/2017	300
Salem	IL	—	221,387	1,123,034	—	—	221,387	1,123,034	1,344,421	1,872	2005	12/5/2018	300
Sparta	IL	—	240,000	236,571	—	—	240,000	236,571	476,571	69,788	1988	8/29/2011	300
Sparta	IL	—	228,687	741,703	—	—	228,687	741,703	970,390	164,411	1997	6/14/2013	300
Streamwood	IL	—	370,000	1,141,816	—	—	370,000	1,141,816	1,511,816	58,994	2006	9/29/2017	300
Tinley Park	IL	—	580,000	1,131,450	—	—	580,000	1,131,450	1,711,450	58,458	2007	9/29/2017	300
Troy	IL	—	230,000	281,230	—	—	230,000	281,230	511,230	82,963	1986	8/29/2011	300
Waukegan	IL	—	496,908	923,576	—	—	496,908	923,576	1,420,484	420,225	1994	8/28/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Waukegan	IL	—	1,330,000	2,470,909	(2,156,083)	—	1,330,000	314,826	1,644,826	1,030,236	2007	12/21/2007	300
Westmont	IL	—	475,300	883,468	—	—	475,300	883,468	1,358,768	401,976	1993	8/28/2007	300
Wood River	IL	—	180,000	369,377	—	—	180,000	369,377	549,377	108,966	1988	8/29/2011	300
Woodridge	IL	—	660,000	859,196	—	—	660,000	859,196	1,519,196	44,392	1986	9/29/2017	300
Angola	IN	—	510,000	1,120,000	—	—	510,000	1,120,000	1,630,000	181,067	1984	12/31/2014	300
Angola	IN	—	390,000	1,170,039	—	—	390,000	1,170,039	1,560,039	185,256	1990	1/22/2015	300
Auburn	IN	—	394,008	1,383,992	—	—	394,008	1,383,992	1,778,000	223,745	1976	12/31/2014	300
Bluffton	IN	—	377,609	1,326,391	—	—	377,609	1,326,391	1,704,000	214,433	1978	12/31/2014	300
Bluffton	IN	—	240,910	689,892	—	—	240,910	689,892	930,802	109,233	1988	1/22/2015	300
Chesterton	IN	—	480,000	1,140,302	—	—	480,000	1,140,302	1,620,302	112,130	1988	7/6/2016	300
Columbia City	IN	—	520,000	1,480,000	—	—	520,000	1,480,000	2,000,000	239,267	1984	12/31/2014	300
Connersville	IN	—	360,000	1,286,631	—	—	360,000	1,286,631	1,646,631	117,941	2016	9/30/2016	300
Crawfordsville	IN	—	300,000	1,552,000	—	—	300,000	1,552,000	1,852,000	250,907	1996	12/31/2014	300
Crown Point	IN	—	230,000	1,275,660	—	—	230,000	1,275,660	1,505,660	125,440	2006	7/6/2016	300
Decatur	IN	—	361,211	1,331,429	—	—	361,211	1,331,429	1,692,640	73,229	2017	12/31/2014	300
Decatur	IN	—	270,000	876,597	—	—	270,000	876,597	1,146,597	138,795	1989	1/22/2015	300
Elkhart	IN	—	496,306	922,168	—	—	496,306	922,168	1,418,474	484,138	1996	11/21/2005	300
Elkhart	IN	—	420,000	1,261,274	—	—	420,000	1,261,274	1,681,274	77,779	2004	6/20/2017	300
Evansville	IN	—	136,738	806,529	—	454	136,738	806,983	943,721	176,248	1986	12/22/2005	300
Evansville	IN	—	490,000	1,267,188	—	—	490,000	1,267,188	1,757,188	103,487	2003	12/8/2016	300
Fort Wayne	IN	—	270,000	1,211,000	—	—	270,000	1,211,000	1,481,000	195,778	1972	12/31/2014	300
Fort Wayne	IN	—	390,000	973,000	—	—	390,000	973,000	1,363,000	157,302	2006	12/31/2014	300
Fort Wayne	IN	—	377,668	1,326,332	—	—	377,668	1,326,332	1,704,000	214,424	1975	12/31/2014	300
Fort Wayne	IN	—	476,075	1,671,925	—	—	476,075	1,671,925	2,148,000	270,295	1979	12/31/2014	300
Fort Wayne	IN	—	328,243	1,152,757	—	—	328,243	1,152,757	1,481,000	186,362	1988	12/31/2014	300
Fort Wayne	IN	—	860,000	1,436,000	—	—	860,000	1,436,000	2,296,000	232,153	1994	12/31/2014	300
Fort Wayne	IN	—	328,243	1,152,757	—	—	328,243	1,152,757	1,481,000	186,362	1980	12/31/2014	300
Fort Wayne	IN	—	330,000	1,579,222	—	—	330,000	1,579,222	1,909,222	250,043	2005	1/22/2015	300
Fort Wayne	IN	—	600,000	764,942	—	—	600,000	764,942	1,364,942	90,518	1999	1/14/2016	300
Fort Wayne	IN	—	730,000	778,621	—	—	730,000	778,621	1,508,621	92,137	2001	1/14/2016	300
Fort Wayne	IN	—	460,000	1,127,460	—	—	460,000	1,127,460	1,587,460	92,076	1977	12/8/2016	300
Fort Wayne	IN	—	290,000	786,867	—	—	290,000	786,867	1,076,867	64,261	2002	12/8/2016	300
Fort Wayne	IN	—	560,000	1,073,587	—	—	560,000	1,073,587	1,633,587	87,676	1998	12/8/2016	300
Frankfort	IN	—	140,000	897,000	—	—	140,000	897,000	1,037,000	145,015	2011	12/31/2014	300
Hobart	IN	—	510,000	1,179,227	—	—	510,000	1,179,227	1,689,227	115,957	1986	7/6/2016	300
Huntington	IN	—	377,609	1,326,391	—	—	377,609	1,326,391	1,704,000	214,433	1987	12/31/2014	300
Indianapolis	IN	—	437,500	813,225	—	—	437,500	813,225	1,250,725	370,016	1995	8/28/2007	300
Jasper	IN	—	129,919	242,199	—	—	129,919	242,199	372,118	126,346	1989	12/22/2005	300
Kendallville	IN	—	630,000	1,889,000	—	—	630,000	1,889,000	2,519,000	305,388	1981	12/31/2014	300
Kokomo	IN	—	417,330	775,555	—	—	417,330	775,555	1,192,885	396,826	1993	3/28/2006	300
Lafayette	IN	—	344,866	1,211,134	—	—	344,866	1,211,134	1,556,000	195,800	1990	12/31/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lebanon	IN	—	350,000	1,131,000	—	—	350,000	1,131,000	1,481,000	182,845	2018	12/31/2014	300
Logansport	IN	—	170,000	1,311,000	—	—	170,000	1,311,000	1,481,000	211,945	2001	12/31/2014	300
Marion	IN	—	426,384	792,314	—	—	426,384	792,314	1,218,698	413,323	1995	12/13/2005	300
Michigan City	IN	—	620,000	1,414,291	—	—	620,000	1,414,291	2,034,291	139,072	1994	7/6/2016	300
Muncie	IN	—	644,177	1,196,786	—	—	644,177	1,196,786	1,840,963	628,313	1975	11/21/2005	300
Munster	IN	—	560,000	1,040,943	—	—	560,000	1,040,943	1,600,943	473,626	1995	8/28/2007	300
New Haven	IN	—	328,243	1,152,757	—	—	328,243	1,152,757	1,481,000	186,362	1977	12/31/2014	300
Noblesville	IN	—	430,000	977,000	—	—	430,000	977,000	1,407,000	157,948	1997	12/31/2014	300
North Manchester	IN	—	210,000	679,000	—	—	210,000	679,000	889,000	109,772	1980	12/31/2014	300
Plymouth	IN	—	370,000	1,006,612	—	—	370,000	1,006,612	1,376,612	98,983	1988	7/6/2016	300
Portland	IN	—	262,598	922,402	—	—	262,598	922,402	1,185,000	149,122	1989	12/31/2014	300
Rensselaer	IN	—	270,000	1,123,344	—	—	270,000	1,123,344	1,393,344	110,462	2014	7/6/2016	300
Saint John	IN	—	360,000	1,236,085	—	—	360,000	1,236,085	1,596,085	121,548	1998	7/6/2016	300
South Bend	IN	—	133,200	617,545	—	134	133,200	617,679	750,879	617,679	1985	4/28/1986	N/A
Valparaiso	IN	—	365,612	679,507	—	—	365,612	679,507	1,045,119	352,211	1999	1/11/2006	300
Valparaiso	IN	—	660,000	1,218,171	—	—	660,000	1,218,171	1,878,171	119,787	1987	7/6/2016	300
Valparaiso	IN	—	920,000	1,348,113	—	—	920,000	1,348,113	2,268,113	132,564	1995	7/6/2016	300
Wabash	IN	—	210,000	679,505	—	—	210,000	679,505	889,505	107,588	1991	1/22/2015	300
Warsaw	IN	—	328,243	1,152,757	—	—	328,243	1,152,757	1,481,000	186,362	1978	12/31/2014	300
Washington	IN	—	155,856	290,368	—	—	155,856	290,368	446,224	151,474	1989	12/22/2005	300
West Lafayette	IN	—	344,866	1,211,134	—	—	344,866	1,211,134	1,556,000	195,800	1995	12/31/2014	300
Muncie	IN	—	136,400	632,380	8,000	—	136,400	640,380	776,780	632,380	1986	3/18/1986	N/A
Andover	KS	—	136,607	1,023,641	—	—	136,607	1,023,641	1,160,248	1,706	2010	12/5/2018	300
Chanute	KS	—	330,852	615,008	—	—	330,852	615,008	945,860	302,379	1977	9/14/2006	300
Dodge City	KS	—	609,506	685,117	—	—	609,506	685,117	1,294,623	1,142	1987	12/5/2018	300
Emporia	KS	—	558,733	628,045	—	—	558,733	628,045	1,186,778	1,047	1981	12/5/2018	300
Fort Scott	KS	—	269,301	500,698	—	—	269,301	500,698	769,999	246,177	1987	9/14/2006	300
Garden City	KS	—	631,770	710,143	—	—	631,770	710,143	1,341,913	1,184	2005	12/5/2018	300
Great Bend	KS	—	367,178	1,270,436	—	—	367,178	1,270,436	1,637,614	2,117	2011	12/5/2018	300
Independence	KS	—	436,949	785,304	—	—	436,949	785,304	1,222,253	1,309	1989	12/5/2018	300
Kansas City	KS	—	190,000	700,039	—	—	190,000	700,039	890,039	206,512	1978	8/29/2011	300
Kansas City	KS	—	170,000	214,040	—	—	170,000	214,040	384,040	63,142	2004	8/29/2011	300
Kansas City	KS	—	210,000	624,304	—	—	210,000	624,304	834,304	184,170	2004	8/29/2011	300
Kansas City	KS	—	140,000	767,812	—	—	140,000	767,812	907,812	226,504	2004	8/29/2011	300
Lawrence	KS	—	410,000	338,788	—	—	410,000	338,788	748,788	99,942	2000	8/29/2011	300
Mission	KS	—	460,000	2,441,296	—	—	460,000	2,441,296	2,901,296	142,409	2004	7/12/2017	300
Newton	KS	—	484,636	1,298,824	—	—	484,636	1,298,824	1,783,460	2,165	2004	12/5/2018	300
Olathe	KS	—	599,698	674,092	—	—	599,698	674,092	1,273,790	1,123	2008	12/5/2018	300
Overland Park	KS	—	754,020	1,401,069	—	—	754,020	1,401,069	2,155,089	637,484	1995	8/28/2007	300
Overland Park	KS	—	570,000	2,432,143	—	—	570,000	2,432,143	3,002,143	141,875	2015	7/12/2017	300
Wichita	KS	—	431,167	484,654	—	—	431,167	484,654	915,821	808	1977	12/5/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Wichita	KS	—	574,591	645,871	—	—	574,591	645,871	1,220,462	1,076	1997	12/5/2018	300
Wichita	KS	—	630,164	708,338	—	—	630,164	708,338	1,338,502	1,181	2016	12/5/2018	300
Ashland	KY	—	52,673	958,650	—	—	52,673	958,650	1,011,323	14,380	1994	8/20/2018	300
Ashland	KY	—	89,954	690,847	—	—	89,954	690,847	780,801	10,363	1995	8/20/2018	300
Ashland	KY	—	122,891	1,052,137	—	—	122,891	1,052,137	1,175,028	15,782	2007	8/20/2018	300
Bowling Green	KY	—	685,246	1,273,002	—	—	685,246	1,273,002	1,958,248	668,326	1991	11/21/2005	300
Catlettsburg	KY	—	386,081	889,826	—	—	386,081	889,826	1,275,907	13,347	1995	8/20/2018	300
Cold Springs	KY	—	492,098	1,114,328	—	—	492,098	1,114,328	1,606,426	24,144	1991	6/28/2018	300
Ft Wright	KY	—	372,333	934,751	—	—	372,333	934,751	1,307,084	20,253	2014	6/28/2018	300
Grayson	KY	—	399,454	921,740	—	—	399,454	921,740	1,321,194	13,826	1995	8/20/2018	300
Hazard	KY	—	243,836	453,025	—	8	243,836	453,034	696,870	222,746	1980	9/14/2006	300
Independence	KY	—	360,649	879,984	—	—	360,649	879,984	1,240,633	19,066	2015	6/28/2018	300
Lexington	KY	—	122,200	1,400	—	31,495	122,200	32,895	155,095	19,044	2007	12/3/1986	240
Louisa	KY	—	178,014	1,056,843	—	—	178,014	1,056,843	1,234,857	15,853	2009	8/20/2018	300
Madisonville	KY	—	422,501	784,831	—	—	422,501	784,831	1,207,332	385,875	2005	9/14/2006	300
Madisonville	KY	—	360,000	1,172,182	—	—	360,000	1,172,182	1,532,182	119,172	1992	6/29/2016	300
Maysville	KY	—	1,068,375	706,854	—	—	1,068,375	706,854	1,775,229	15,315	1994	6/28/2018	300
Paducah	KY	—	673,551	1,251,276	—	—	673,551	1,251,276	1,924,827	656,920	1993	11/21/2005	300
Prestonsburg	KY	—	198,346	1,001,648	—	—	198,346	1,001,648	1,199,994	15,025	2009	8/20/2018	300
Amite	LA	—	1,180,740	1,048,583	—	—	1,180,740	1,048,583	2,229,323	1,748	1998	12/21/2018	300
Bogalusa	LA	—	543,821	654,717	—	—	543,821	654,717	1,198,538	1,091	1985	12/21/2018	300
Deridder	LA	—	371,127	690,819	—	—	371,127	690,819	1,061,946	318,915	2007	6/22/2007	300
Franklinton	LA	—	975,051	723,487	—	—	975,051	723,487	1,698,538	1,206	2007	12/21/2018	300
Jonesboro	LA	—	163,651	304,492	—	—	163,651	304,492	468,143	149,709	1983	9/14/2006	300
Natchitoches	LA	—	291,675	541,890	—	—	291,675	541,890	833,565	376,611	2001	8/31/2001	300
Ponchatoula	LA	—	496,798	766,356	—	—	496,798	766,356	1,263,154	1,277	2002	12/21/2018	300
Ruston	LA	—	170,274	316,792	—	—	170,274	316,792	487,066	155,756	1977	9/14/2006	300
Shreveport	LA	—	359,268	667,417	—	—	359,268	667,417	1,026,685	463,852	2001	8/31/2001	300
Shreveport	LA	—	259,987	790,739	—	—	259,987	790,739	1,050,726	69,849	1988	9/14/2006	300
Vivian	LA	—	135,568	252,338	—	—	135,568	252,338	387,906	124,066	1978	9/14/2006	300
Winnfield	LA	—	145,973	271,661	—	—	145,973	271,661	417,634	133,567	1990	9/14/2006	300
Shreveport	LA	—	200,033	372,059	—	—	200,033	372,059	572,092	182,929	1979	9/14/2006	300
Fall River	MA	—	962,500	1,787,831	—	—	962,500	1,787,831	2,750,331	813,463	2002	8/28/2007	300
Hagerstown	MD	—	499,396	928,250	—	—	499,396	928,250	1,427,646	422,352	1995	8/28/2007	300
Auburn	ME	—	330,000	1,011,206	—	—	330,000	1,011,206	1,341,206	82,582	1974	12/8/2016	300
Bath	ME	—	370,000	909,934	—	—	370,000	909,934	1,279,934	74,311	1990	12/8/2016	300
Lewiston	ME	—	560,000	993,437	—	—	560,000	993,437	1,553,437	81,131	1973	12/8/2016	300
Lewiston	ME	—	370,000	1,015,482	—	—	370,000	1,015,482	1,385,482	82,931	1988	12/8/2016	300
South Paris	ME	—	320,000	948,019	—	—	320,000	948,019	1,268,019	77,422	1985	12/8/2016	300
Alma	MI	—	430,000	958,127	—	—	430,000	958,127	1,388,127	151,703	1989	1/22/2015	300
Alma	MI	—	240,000	1,140,714	—	—	240,000	1,140,714	1,380,714	180,613	1968	1/22/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Alpena	MI	—	630,000	773,434	—	—	630,000	773,434	1,403,434	122,460	1996	1/22/2015	300
Bridgeport	MI	—	200,000	687,178	—	—	200,000	687,178	887,178	108,803	1985	1/22/2015	300
Brownstown Twnshp	MI	—	380,000	1,072,130	—	—	380,000	1,072,130	1,452,130	109,000	1999	6/29/2016	300
Cadillac	MI	—	180,000	1,372,789	—	—	180,000	1,372,789	1,552,789	217,358	1991	1/22/2015	300
Canton	MI	—	279,923	521,223	—	—	279,923	521,223	801,146	237,154	1994	8/28/2007	300
Cedar Springs	MI	—	725,743	1,304,336	—	—	725,743	1,304,336	2,030,079	10,869	2000	10/12/2018	300
Clare	MI	—	360,000	1,544,858	—	—	360,000	1,544,858	1,904,858	244,603	2007	1/22/2015	300
Commerce Township	MI	—	720,000	781,679	—	—	720,000	781,679	1,501,679	71,654	1980	9/30/2016	300
Fraser	MI	—	470,000	1,061,927	—	—	470,000	1,061,927	1,531,927	111,502	2001	5/18/2016	300
Gaylord	MI	—	680,000	1,344,159	—	—	680,000	1,344,159	2,024,159	212,825	2010	1/22/2015	300
Grand Rapids	MI	—	600,000	969,204	—	—	600,000	969,204	1,569,204	153,457	1991	1/22/2015	300
Grand Rapids	MI	—	490,000	1,090,246	—	—	490,000	1,090,246	1,580,246	172,622	1998	1/22/2015	300
Grayling	MI	—	130,000	665,292	—	—	130,000	665,292	795,292	105,338	1993	1/22/2015	300
Houghton Lake	MI	—	170,000	664,188	—	—	170,000	664,188	834,188	105,163	1998	1/22/2015	300
Imlay City	MI	—	240,000	1,605,299	—	—	240,000	1,605,299	1,845,299	131,099	1993	12/8/2016	300
Ithaca	MI	—	350,000	812,266	—	—	350,000	812,266	1,162,266	128,609	1999	1/22/2015	300
Jackson	MI	—	1,420,000	1,162,384	—	—	1,420,000	1,162,384	2,582,384	129,800	1980	3/23/2016	300
Kentwood	MI	—	480,000	1,025,674	—	—	480,000	1,025,674	1,505,674	141,885	1995	7/21/2015	300
Lansing	MI	—	1,090,000	1,333,712	—	—	1,090,000	1,333,712	2,423,712	148,931	1975	3/23/2016	300
Livonia	MI	—	350,000	651,446	—	—	350,000	651,446	1,001,446	296,406	1995	8/28/2007	300
Ludington	MI	—	460,000	1,043,729	—	—	460,000	1,043,729	1,503,729	165,257	1990	1/22/2015	300
Plymouth	MI	—	670,000	900,391	—	—	670,000	900,391	1,570,391	82,536	1991	9/30/2016	300
Royal Oak	MI	—	380,000	911,591	—	—	380,000	911,591	1,291,591	74,447	1987	12/8/2016	300
Saginaw	MI	—	200,000	897,681	—	—	200,000	897,681	1,097,681	142,133	2000	1/22/2015	300
Sault St. Marie	MI	—	380,000	1,326,583	—	—	380,000	1,326,583	1,706,583	210,042	1991	1/22/2015	300
Southfield	MI	—	520,000	1,482,762	—	—	520,000	1,482,762	2,002,762	150,747	2012	6/29/2016	300
St John's	MI	—	670,000	1,154,736	—	—	670,000	1,154,736	1,824,736	128,946	1984	3/23/2016	300
St. Clair Shores	MI	—	670,000	948,391	—	—	670,000	948,391	1,618,391	86,936	1988	9/30/2016	300
Sterling Heights	MI	—	910,000	832,868	—	—	910,000	832,868	1,742,868	76,346	1999	9/30/2016	300
Taylor	MI	—	250,000	925,883	—	—	250,000	925,883	1,175,883	94,131	1988	6/29/2016	300
Traverse City	MI	—	280,000	1,092,232	—	—	280,000	1,092,232	1,372,232	172,937	2000	1/22/2015	300
Walker	MI	—	590,000	1,132,002	—	—	590,000	1,132,002	1,722,002	179,234	1993	1/22/2015	300
West Branch	MI	—	680,038	1,947,424	—	—	680,038	1,947,424	2,627,462	308,342	2007	1/22/2015	300
Affton	MO	—	120,000	171,955	—	—	120,000	171,955	291,955	50,727	1990	8/29/2011	300
Belton	MO	—	597,290	671,385	—	—	597,290	671,385	1,268,675	1,119	2003	12/5/2018	300
Blue Springs	MO	—	939,412	1,055,949	—	—	939,412	1,055,949	1,995,361	1,760	2012	12/5/2018	300
Bolivar	MO	—	237,094	440,596	—	—	237,094	440,596	677,690	306,211	2000	8/31/2001	300
Bolivar	MO	—	317,499	846,665	—	—	317,499	846,665	1,164,164	38,100	1994	11/15/2017	300
Bridgeton	MO	—	570,000	228,347	—	—	570,000	228,347	798,347	67,362	2009	8/29/2011	300
Buffalo	MO	—	159,346	296,519	—	—	159,346	296,519	455,865	145,789	1987	9/14/2006	300
Cape Girardeau	MO	—	450,078	836,372	—	—	450,078	836,372	1,286,450	433,520	1994	1/11/2006	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Carthage	MO	—	75,537	968,757	—	—	75,537	968,757	1,044,294	1,615	1990	12/5/2018	300
Cassville	MO	—	369,006	1,049,822	—	—	369,006	1,049,822	1,418,828	47,242	1996	11/15/2017	300
Columbia	MO	—	457,110	513,816	—	—	457,110	513,816	970,926	856	1996	12/5/2018	300
Desloge	MO	—	1,020,010	1,275,012	—	—	1,020,010	1,275,012	2,295,022	303,878	1991	1/22/2013	300
Dexter	MO	—	315,830	1,024,338	—	—	315,830	1,024,338	1,340,168	227,062	1992	6/14/2013	300
Excelsior Springs	MO	—	373,099	670,550	—	—	373,099	670,550	1,043,649	1,118	2005	12/5/2018	300
Farmington	MO	—	340,042	1,102,863	—	—	340,042	1,102,863	1,442,905	244,468	1987	6/14/2013	300
Florissant	MO	—	290,000	86,396	—	—	290,000	86,396	376,396	25,487	2009	8/29/2011	300
Florissant	MO	—	250,000	239,221	—	—	250,000	239,221	489,221	70,570	1994	8/29/2011	300
Grandview	MO	—	280,000	235,370	—	—	280,000	235,370	515,370	69,434	1983	8/29/2011	300
Hannibal	MO	—	775,163	1,057,237	—	—	775,163	1,057,237	1,832,400	44,052	1984	12/14/2017	300
Harrisonville	MO	—	615,582	878,426	—	—	615,582	878,426	1,494,008	39,529	1995	11/15/2017	300
Independence	MO	—	1,090,000	2,257,513	—	—	1,090,000	2,257,513	3,347,513	131,688	2001	7/12/2017	300
Independence	MO	—	815,541	916,711	—	—	815,541	916,711	1,732,252	1,528	1986	12/5/2018	300
Jefferson City	MO	—	833,112	936,462	—	—	833,112	936,462	1,769,574	1,561	2010	12/5/2018	300
Jennings	MO	—	1,068,827	—	—	—	1,068,827	—	1,068,827	—	2011	9/26/2017	N/A
Jennings	MO	—	546,307	823,044	—	—	546,307	823,044	1,369,351	42,524	2006	9/26/2017	300
Joplin	MO	—	301,207	749,000	—	—	301,207	749,000	1,050,207	201,471	2000	9/14/2006	300
Joplin	MO	—	281,001	522,428	—	—	281,001	522,428	803,429	256,860	1978	9/14/2006	300
Kansas City	MO	—	230,000	484,010	(129,300)	—	230,000	354,710	584,710	142,783	2006	8/29/2011	N/A
Kansas City	MO	—	200,000	339,994	—	—	200,000	339,994	539,994	100,298	1994	8/29/2011	300
Kansas City	MO	—	390,000	2,177,667	—	—	390,000	2,177,667	2,567,667	127,031	2006	7/12/2017	300
Lee's Summit	MO	—	500,000	450,156	—	—	500,000	450,156	950,156	132,796	1999	8/29/2011	300
Marshall	MO	—	110,791	1,181,433	—	—	110,791	1,181,433	1,292,224	1,969	2000	12/5/2018	300
Monett	MO	—	301,864	1,102,291	—	—	301,864	1,102,291	1,404,155	49,603	1989	11/15/2017	300
Mount Vernon	MO	—	160,000	282,586	—	—	160,000	282,586	442,586	238,775	1997	11/20/1997	300
Mountain Grove	MO	—	219,704	408,591	—	—	219,704	408,591	628,295	200,891	1997	9/14/2006	300
N Kansas City	MO	—	679,532	763,830	—	—	679,532	763,830	1,443,362	1,273	1980	12/5/2018	300
Neosho	MO	—	474,064	785,050	—	—	474,064	785,050	1,259,114	35,327	1996	11/15/2017	300
Nevada	MO	—	290,795	540,616	—	—	290,795	540,616	831,411	265,803	1990	9/14/2006	300
Nixa	MO	—	251,387	467,430	—	—	251,387	467,430	718,817	229,820	1990	9/14/2006	300
O'Fallon	MO	—	465,224	522,936	—	—	465,224	522,936	988,160	872	1998	12/5/2018	300
Olivette	MO	—	319,958	1,037,725	—	—	319,958	1,037,725	1,357,683	230,029	2010	6/14/2013	300
Ozark	MO	—	676,792	760,750	—	—	676,792	760,750	1,437,542	1,268	2005	12/5/2018	300
Poplar Bluff	MO	—	362,265	1,174,938	—	—	362,265	1,174,938	1,537,203	260,445	2009	6/14/2013	300
Poplar Bluff	MO	—	383,603	1,244,145	—	—	383,603	1,244,145	1,627,748	275,785	1988	6/14/2013	300
Potosi	MO	—	242,154	785,383	—	—	242,154	785,383	1,027,537	174,093	1998	6/14/2013	300
Raytown	MO	—	537,136	603,769	—	—	537,136	603,769	1,140,905	1,006	1974	12/5/2018	300
Republic	MO	—	546,684	982,523	—	—	546,684	982,523	1,529,207	1,638	2013	12/5/2018	300
Sedalia	MO	—	739,952	903,865	—	—	739,952	903,865	1,643,817	1,506	2002	12/5/2018	300
Sikeston	MO	—	327,805	1,063,176	—	—	327,805	1,063,176	1,390,981	235,671	2008	6/14/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Springfield	MO	—	251,381	467,418	—	—	251,381	467,418	718,799	229,814	2002	9/14/2006	300
Springfield	MO	—	225,939	420,162	—	—	225,939	420,162	646,101	205,179	1987	10/12/2006	300
St. Louis	MO	—	340,000	88,519	—	—	340,000	88,519	428,519	26,113	2010	8/29/2011	300
St. Louis	MO	—	500,000	184,049	—	—	500,000	184,049	684,049	54,295	1974	8/29/2011	300
St. Louis	MO	—	263,107	853,340	—	—	263,107	853,340	1,116,447	189,157	1994	6/14/2013	300
St. Louis	MO	—	730,000	692,046	—	—	730,000	692,046	1,422,046	42,676	1978	6/15/2017	300
St. Louis	MO	—	390,000	702,638	—	—	390,000	702,638	1,092,638	43,329	1983	6/15/2017	300
St. Louis	MO	—	551,407	619,811	—	—	551,407	619,811	1,171,218	1,033	1980	12/5/2018	300
St. Peters	MO	—	597,539	671,666	—	—	597,539	671,666	1,269,205	1,119	2010	12/5/2018	300
St. Robert	MO	—	329,242	611,728	—	—	329,242	611,728	940,970	425,147	2001	8/31/2001	300
Sullivan	MO	—	416,493	748,538	—	—	416,493	748,538	1,165,031	1,248	2008	12/5/2018	300
Warrensburg	MO	—	467,738	867,441	—	—	467,738	867,441	1,335,179	1,446	2002	12/5/2018	300
Washington	MO	—	424,545	763,010	—	—	424,545	763,010	1,187,555	1,272	1999	12/5/2018	300
Webb City	MO	—	610,503	821,999	—	—	610,503	821,999	1,432,502	1,370	2000	12/5/2018	300
Wentzville	MO	—	616,036	692,457	—	—	616,036	692,457	1,308,493	1,154	2004	12/5/2018	300
Raymore	MO	—	460,000	663,580	—	—	460,000	663,580	1,123,580	195,756	2000	8/29/2011	300
Webb City	MO	—	337,647	627,628	—	—	337,647	627,628	965,275	308,584	1989	9/14/2006	300
Flowood	MS	—	551,395	639,711	—	—	551,395	639,711	1,191,106	20,258	1993	3/30/2018	300
Ridgeland	MS	—	684,357	793,969	—	—	684,357	793,969	1,478,326	25,142	1994	3/30/2018	300
Biloxi	MS	—	414,902	770,725	—	—	414,902	770,725	1,185,627	378,940	1990	9/14/2006	300
Brandon	MS	—	—	1,155,325	—	—	—	1,155,325	1,155,325	75,096	2008	5/9/2017	300
Brookhaven	MS	—	2,141,007	1,365,240	—	—	2,141,007	1,365,240	3,506,247	2,275	2000	12/21/2018	300
Canton	MS	—	163,193	303,268	—	—	163,193	303,268	466,461	149,107	1989	9/14/2006	300
Carthage	MS	—	157,803	293,257	—	—	157,803	293,257	451,060	144,185	1986	9/14/2006	300
Columbus	MS	—	470,000	1,438,148	—	—	470,000	1,438,148	1,908,148	170,181	2011	1/5/2016	300
Corinth	MS	—	285,607	530,598	—	—	285,607	530,598	816,205	260,877	1980	9/14/2006	300
Flowood	MS	—	470,000	1,456,444	—	—	470,000	1,456,444	1,926,444	177,201	2010	12/22/2015	300
Flowood	MS	—	330,000	845,175	—	—	330,000	845,175	1,175,175	54,936	2006	5/9/2017	300
Forest	MS	—	106,457	198,007	—	—	106,457	198,007	304,464	103,293	1981	12/22/2005	300
Fulton	MS	—	239,686	445,337	—	—	239,686	445,337	685,023	309,507	2001	8/31/2001	300
Greenville	MS	—	311,324	578,378	—	—	311,324	578,378	889,702	401,970	2000	8/31/2001	300
Greenwood	MS	—	177,329	329,520	—	—	177,329	329,520	506,849	162,014	1975	9/14/2006	300
Grenada	MS	—	450,000	922,929	—	—	450,000	922,929	1,372,929	112,290	2012	12/22/2015	300
Hattiesburg	MS	—	210,000	408,549	—	—	210,000	408,549	618,549	26,556	1983	5/9/2017	300
Hattiesburg	MS	—	330,000	695,614	—	—	330,000	695,614	1,025,614	45,215	2013	5/9/2017	300
Hazlehurst	MS	—	474,669	723,869	—	—	474,669	723,869	1,198,538	1,206	1997	12/21/2018	300
Houston	MS	—	226,962	421,695	—	—	226,962	421,695	648,657	207,333	1997	9/14/2006	300
Indianola	MS	—	270,639	502,822	—	—	270,639	502,822	773,461	349,458	2000	8/31/2001	300
Jackson	MS	—	237,982	442,154	—	—	237,982	442,154	680,136	217,393	1996	9/14/2006	300
Jackson	MS	—	352,003	653,900	—	—	352,003	653,900	1,005,903	319,321	2000	10/12/2006	300
Jackson	MS	—	500,000	548,535	—	—	500,000	548,535	1,048,535	66,738	1995	12/22/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Jackson	MS	—	440,000	1,139,753	—	—	440,000	1,139,753	1,579,753	138,670	2003	12/22/2015	300
Jackson	MS	—	480,000	618,357	—	—	480,000	618,357	1,098,357	75,233	1990	12/22/2015	300
Jackson	MS	—	500,000	754,718	—	—	500,000	754,718	1,254,718	49,057	2015	5/9/2017	300
Kosciusko	MS	—	311,422	578,550	—	—	311,422	578,550	889,972	284,454	2005	9/14/2006	300
Magee	MS	—	264,395	491,206	—	—	264,395	491,206	755,601	241,510	1984	9/14/2006	300
McComb	MS	—	1,926,733	1,194,898	—	—	1,926,733	1,194,898	3,121,631	1,992	1999	12/21/2018	300
Moss Point	MS	—	287,821	534,713	—	—	287,821	534,713	822,534	262,901	1995	9/14/2006	300
Natchez	MS	—	402,589	747,934	—	—	402,589	747,934	1,150,523	360,255	2006	12/21/2006	300
Newton	MS	—	284,350	528,311	—	—	284,350	528,311	812,661	367,173	2000	8/31/2001	300
Olive Branch	MS	—	332,234	617,192	—	—	332,234	617,192	949,426	303,453	1991	9/14/2006	300
Olive Branch	MS	—	362,276	673,055	—	—	362,276	673,055	1,035,331	299,510	1999	11/16/2007	300
Oxford	MS	—	297,182	552,097	—	26	297,182	552,123	849,305	269,623	1974	10/12/2006	300
Pearl	MS	—	265,646	722,221	—	—	265,646	722,221	987,867	87,870	1993	12/22/2015	300
Pearl	MS	—	180,000	833,668	—	—	180,000	833,668	1,013,668	54,188	2014	5/9/2017	300
Philadelphia	MS	—	292,868	543,912	—	—	292,868	543,912	836,780	267,424	1979	9/14/2006	300
Richland	MS	—	364,900	897,118	—	—	364,900	897,118	1,262,018	109,149	1995	12/22/2015	300
Richland	MS	—	280,000	732,641	—	—	280,000	732,641	1,012,641	47,622	2011	5/9/2017	300
Richland	MS	—	1,011,962	1,156,684	—	—	1,011,962	1,156,684	2,168,646	1,928	2006	12/21/2018	300
Ridgeland	MS	—	460,000	1,021,885	—	—	460,000	1,021,885	1,481,885	114,110	1990	3/11/2016	300
Ridgeland	MS	—	140,000	799,493	—	—	140,000	799,493	939,493	51,967	2008	5/9/2017	300
Southaven	MS	—	498,426	925,905	—	—	498,426	925,905	1,424,331	412,028	1999	11/16/2007	300
Southaven	MS	—	300,000	889,884	—	—	300,000	889,884	1,189,884	108,269	2012	12/22/2015	300
Southaven	MS	—	468,858	1,152,703	—	—	468,858	1,152,703	1,621,561	140,245	2008	12/22/2015	300
Starkville	MS	—	175,436	326,005	—	—	175,436	326,005	501,441	160,286	1986	9/14/2006	300
Starkville	MS	—	490,000	771,939	—	—	490,000	771,939	1,261,939	50,176	2017	5/9/2017	300
Tupelo	MS	—	166,869	310,095	—	—	166,869	310,095	476,964	152,463	1985	9/14/2006	300
Tupelo	MS	—	225,934	419,857	—	—	225,934	419,857	645,791	206,430	1996	9/28/2006	300
Tupelo	MS	—	340,000	921,939	—	—	340,000	921,939	1,261,939	59,926	2016	5/9/2017	300
Vicksburg	MS	—	275,895	512,632	—	—	275,895	512,632	788,527	252,044	1996	9/28/2006	300
Vicksburg	MS	—	410,000	608,682	—	—	410,000	608,682	1,018,682	74,056	1991	12/22/2015	300
Vicksburg	MS	—	230,000	1,046,278	—	—	230,000	1,046,278	1,276,278	68,008	2015	5/9/2017	300
Wiggins	MS	—	268,104	498,095	—	—	268,104	498,095	766,199	244,897	1997	9/14/2006	300
Columbus	MS	—	117,411	218,350	—	—	117,411	218,350	335,761	113,905	1977	12/22/2005	300
Gautier	MS	—	241,995	449,607	—	—	241,995	449,607	691,602	221,057	1977	9/14/2006	300
Iuka	MS	—	139,243	258,779	24,572	—	139,243	283,351	422,594	128,029	1985	9/14/2006	300
Butte	MT	—	1,070,000	786,953	—	—	1,070,000	786,953	1,856,953	74,761	1979	8/4/2016	300
Great Falls	MT	—	940,000	810,900	—	—	940,000	810,900	1,750,900	77,035	1978	8/4/2016	300
Helena	MT	—	760,000	816,231	—	—	760,000	816,231	1,576,231	77,542	1978	8/4/2016	300
Kalispell	MT	—	650,000	1,009,793	—	—	650,000	1,009,793	1,659,793	102,662	1996	6/30/2016	300
Kalispell	MT	—	810,000	835,779	—	—	810,000	835,779	1,645,779	84,971	1979	6/30/2016	300
Missoula	MT	—	—	837,402	31,350	—	—	868,752	868,752	85,332	1995	6/30/2016	298

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Missoula	MT	—	860,000	822,122	—	—	860,000	822,122	1,682,122	83,582	1981	6/30/2016	300
Asheville	NC	—	264,226	491,419	—	—	264,226	491,419	755,645	223,594	1994	8/28/2007	300
Charlotte	NC	—	468,859	955,879	—	—	468,859	955,879	1,424,738	132,230	1999	7/27/2015	300
Charlotte	NC	—	210,000	662,231	—	—	210,000	662,231	872,231	91,609	1991	7/27/2015	300
Charlotte	NC	—	460,000	988,464	—	—	460,000	988,464	1,448,464	136,738	1985	7/27/2015	300
Charlotte	NC	—	458,612	934,988	—	—	458,612	934,988	1,393,600	129,340	1982	7/27/2015	300
Clinton	NC	—	380,000	962,394	—	—	380,000	962,394	1,342,394	145,963	1997	3/25/2015	300
Concord	NC	—	830,000	985,176	—	—	830,000	985,176	1,815,176	83,740	1987	11/22/2016	300
Connelly Springs	NC	—	390,000	1,002,204	—	—	390,000	1,002,204	1,392,204	85,187	1987	11/22/2016	300
Dallas	NC	—	500,000	1,003,642	—	—	500,000	1,003,642	1,503,642	85,310	1994	11/22/2016	300
Erwin	NC	—	500,270	1,056,821	—	—	500,270	1,056,821	1,557,091	44,034	2002	12/12/2017	300
Gastonia	NC	—	810,000	766,062	—	—	810,000	766,062	1,576,062	65,115	1997	11/22/2016	300
Granite Falls	NC	—	1,412,026	1,765,032	—	—	1,412,026	1,765,032	3,177,058	420,666	2008	1/22/2013	300
High Point	NC	—	872,587	1,090,734	—	—	872,587	1,090,734	1,963,321	259,958	2008	1/22/2013	300
Hildebran	NC	—	966,417	1,208,021	—	—	966,417	1,208,021	2,174,438	287,912	2008	1/22/2013	300
Kernersville	NC	—	836,896	—	—	14,175	836,896	14,175	851,071	500	2018	11/1/2006	241
Kinston	NC	—	320,000	836,583	—	—	320,000	836,583	1,156,583	126,882	1990	3/25/2015	300
Lincolnton	NC	—	1,811,063	2,263,829	—	—	1,811,063	2,263,829	4,074,892	539,546	2006	1/22/2013	300
N Wilkesboro	NC	—	400,000	955,379	—	—	400,000	955,379	1,355,379	78,023	1989	12/8/2016	300
Newton	NC	—	960,000	1,010,399	—	—	960,000	1,010,399	1,970,399	85,884	1986	11/22/2016	300
Raeford	NC	—	773,505	966,881	—	—	773,505	966,881	1,740,386	230,440	2009	1/22/2013	300
Salisbury	NC	—	570,000	1,205,415	—	—	570,000	1,205,415	1,775,415	102,460	2016	11/22/2016	300
Southport	NC	—	460,000	1,214,095	—	—	460,000	1,214,095	1,674,095	184,138	1988	3/11/2015	300
Stanley	NC	—	360,000	858,000	—	—	360,000	858,000	1,218,000	70,070	1995	12/8/2016	300
Thomasville	NC	—	983,522	1,229,402	—	—	983,522	1,229,402	2,212,924	293,008	2006	1/22/2013	300
Walkertown	NC	—	1,033,636	1,292,046	—	—	1,033,636	1,292,046	2,325,682	307,938	2008	1/22/2013	300
Wallace	NC	—	230,000	905,484	—	—	230,000	905,484	1,135,484	137,332	1995	3/25/2015	300
Winston Salem	NC	—	353,239	656,427	—	—	353,239	656,427	1,009,666	456,211	2000	8/31/2001	300
Winston Salem	NC	—	126,423	235,323	—	—	126,423	235,323	361,746	122,760	1973	12/22/2005	300
Devils Lake	ND	—	150,390	279,798	—	—	150,390	279,798	430,188	145,961	1977	12/22/2005	300
Fargo	ND	—	217,057	403,609	—	—	217,057	403,609	620,666	210,549	1991	12/22/2005	300
Minot	ND	—	153,870	286,260	—	—	153,870	286,260	440,130	149,332	1982	12/22/2005	300
Omaha	NE	—	444,460	825,938	—	32	444,460	825,971	1,270,431	428,144	1995	1/11/2006	300
Omaha	NE	—	480,765	562,713	—	—	480,765	562,713	1,043,478	19,695	1984	2/15/2018	300
Gallup	NM	—	465,956	540,587	—	—	465,956	540,587	1,006,543	11,713	1992	6/27/2018	300
Amherst	NY	—	412,349	767,082	—	—	412,349	767,082	1,179,431	349,020	1995	8/28/2007	300
Buffalo	NY	—	317,454	591,060	—	—	317,454	591,060	908,514	268,928	1995	8/28/2007	300
Buffalo	NY	—	345,224	1,001,151	—	—	345,224	1,001,151	1,346,375	38,377	1978	1/26/2018	300
Falconer	NY	—	350,000	751,481	—	—	350,000	751,481	1,101,481	61,371	1994	12/8/2016	300
Syracuse	NY	—	190,000	1,407,444	—	—	190,000	1,407,444	1,597,444	114,941	2016	12/16/2016	300
Riverside	OH	—	658,981	671,139	—	—	658,981	671,139	1,330,120	14,541	1989	6/28/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Amelia	OH	—	926,846	1,357,475	—	—	926,846	1,357,475	2,284,321	29,412	2015	6/28/2018	300
Athens	OH	—	869,196	1,167,513	—	—	869,196	1,167,513	2,036,709	17,513	2003	8/20/2018	300
Bowling Green	OH	—	490,000	1,233,026	—	—	490,000	1,233,026	1,723,026	113,027	2016	9/30/2016	300
Cincinnati	OH	—	299,187	556,978	—	—	299,187	556,978	856,165	253,402	1994	8/28/2007	300
Cincinnati	OH	—	804,235	589,773	—	—	804,235	589,773	1,394,008	12,778	1972	6/28/2018	300
Cincinnati	OH	—	998,636	1,017,059	—	—	998,636	1,017,059	2,015,695	22,036	2014	6/28/2018	300
Cincinnati	OH	—	901,993	918,634	—	—	901,993	918,634	1,820,627	19,904	2015	6/28/2018	300
Cincinnati	OH	—	827,706	842,977	—	—	827,706	842,977	1,670,683	18,264	1985	6/28/2018	300
Cincinnati	OH	—	658,981	671,139	—	—	658,981	671,139	1,330,120	14,541	1993	6/28/2018	300
Cincinnati	OH	—	936,900	677,526	—	—	936,900	677,526	1,614,426	14,680	1981	6/28/2018	300
Cincinnati	OH	—	677,867	992,816	—	—	677,867	992,816	1,670,683	21,511	1992	6/28/2018	300
Cincinnati	OH	—	721,026	1,119,488	—	—	721,026	1,119,488	1,840,514	24,256	2012	6/28/2018	300
Cincinnati	OH	—	887,564	903,938	—	—	887,564	903,938	1,791,502	19,585	2015	6/28/2018	300
Cincinnati	OH	—	1,084,741	1,104,753	—	—	1,084,741	1,104,753	2,189,494	23,936	2012	6/28/2018	300
Cincinnati (Green Township)	OH	—	1,276,278	779,947	—	—	1,276,278	779,947	2,056,225	16,899	1970	6/28/2018	300
Cincinnati (University)	OH	—	781,929	724,262	—	—	781,929	724,262	1,506,191	15,692	1998	6/28/2018	300
Dayton	OH	—	788,804	803,357	—	—	788,804	803,357	1,592,161	17,406	2003	6/28/2018	300
Dayton	OH	—	749,036	1,097,052	—	—	749,036	1,097,052	1,846,088	23,769	2014	6/28/2018	300
Defiance	OH	—	71,273	—	—	—	71,273	—	71,273	—	2018	8/30/2007	N/A
Delaware	OH	—	580,000	845,272	—	—	580,000	845,272	1,425,272	71,848	1985	11/30/2016	300
Fairborn	OH	—	620,780	632,232	—	—	620,780	632,232	1,253,012	13,698	1987	6/28/2018	300
Fairfield	OH	—	647,426	959,000	—	—	647,426	959,000	1,606,426	20,778	1989	6/28/2018	300
Fairfield	OH	—	1,191,801	1,213,789	—	—	1,191,801	1,213,789	2,405,590	26,299	2008	6/28/2018	300
Galion	OH	—	260,000	867,572	—	—	260,000	867,572	1,127,572	73,744	1997	11/30/2016	300
Hamilton	OH	—	582,578	593,326	—	—	582,578	593,326	1,175,904	12,855	1989	6/28/2018	300
Huber Heights	OH	—	574,840	831,891	—	—	574,840	831,891	1,406,731	18,024	1991	6/28/2018	300
Jackson	OH	—	652,181	1,067,403	—	—	652,181	1,067,403	1,719,584	16,011	1999	8/20/2018	300
Kenton	OH	—	390,000	775,990	—	—	390,000	775,990	1,165,990	65,959	1994	11/30/2016	300
Kettering	OH	—	764,037	778,132	—	—	764,037	778,132	1,542,169	16,860	1998	6/28/2018	300
Lebanon	OH	—	1,018,715	1,037,510	—	—	1,018,715	1,037,510	2,056,225	22,479	1988	6/28/2018	300
Linden	OH	—	779,444	793,825	—	—	779,444	793,825	1,573,269	17,200	2007	6/28/2018	300
Marietta	OH	—	620,327	1,134,164	—	—	620,327	1,134,164	1,754,491	17,012	2003	8/20/2018	300
Marion	OH	—	550,000	833,387	—	—	550,000	833,387	1,383,387	70,838	1986	11/30/2016	300
Marion	OH	—	580,000	984,776	—	—	580,000	984,776	1,564,776	80,423	1978	12/28/2016	300
Mentor	OH	—	394,450	734,205	—	—	394,450	734,205	1,128,655	334,049	1994	8/28/2007	300
Middletown	OH	—	875,054	924,143	—	—	875,054	924,143	1,799,197	13,862	2018	8/1/2018	300
Milford	OH	—	702,342	1,028,663	—	—	702,342	1,028,663	1,731,005	22,288	1987	6/28/2018	300
Milford	OH	—	402,458	1,605,480	—	—	402,458	1,605,480	2,007,938	34,785	2015	6/28/2018	300
Mount Orab	OH	—	513,577	1,173,578	—	—	513,577	1,173,578	1,687,155	25,428	2014	6/28/2018	300
New Boston	OH	—	204,057	1,185,678	—	—	204,057	1,185,678	1,389,735	17,785	2011	8/20/2018	300
Parma	OH	—	473,710	881,038	—	—	473,710	881,038	1,354,748	400,871	1993	8/28/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Portsmouth	OH	—	790,290	1,014,205	—	—	790,290	1,014,205	1,804,495	15,213	1988	8/20/2018	300
Sharonville	OH	—	770,730	784,949	—	—	770,730	784,949	1,555,679	17,007	1980	6/28/2018	300
South Bloomfield	OH	—	166,127	1,164,734	—	—	166,127	1,164,734	1,330,861	17,471	2009	8/20/2018	300
South Point	OH	—	612,332	787,284	—	—	612,332	787,284	1,399,616	11,809	1993	8/20/2018	300
Toledo	OH	—	633,461	1,177,718	—	—	633,461	1,177,718	1,811,179	535,860	1993	8/28/2007	300
Upper Sandusky	OH	—	260,000	731,454	—	—	260,000	731,454	991,454	62,174	1997	11/30/2016	300
Van Wert	OH	—	330,000	907,061	—	—	330,000	907,061	1,237,061	143,618	1992	1/22/2015	300
Van Wert	OH	—	710,000	798,621	—	—	710,000	798,621	1,508,621	94,503	1972	1/14/2016	300
Waverly	OH	—	943,735	1,002,592	—	—	943,735	1,002,592	1,946,327	15,039	1999	8/20/2018	300
West Union	OH	—	691,304	1,493,435	—	—	691,304	1,493,435	2,184,739	32,358	2006	6/28/2018	300
Wheelersburg	OH	—	350,413	882,602	—	—	350,413	882,602	1,233,015	13,239	1997	8/20/2018	300
Xenia	OH	—	492,182	792,959	—	—	492,182	792,959	1,285,141	17,181	2003	6/28/2018	300
Youngstown	OH	—	639,975	742,479	—	—	639,975	742,479	1,382,454	21,037	2008	4/25/2018	300
Bartlesville	OK	—	811,005	911,613	—	—	811,005	911,613	1,722,618	1,519	1995	12/5/2018	300
Bixby	OK	—	145,791	271,272	—	—	145,791	271,272	417,063	141,513	1979	12/22/2005	300
Broken Arrow	OK	—	329,732	637,483	—	—	329,732	637,483	967,215	1,062	1979	12/5/2018	300
Broken Bow	OK	—	611,692	1,099,359	—	—	611,692	1,099,359	1,711,051	1,832	1995	12/5/2018	300
Checotah	OK	—	153,232	285,092	—	—	153,232	285,092	438,324	148,723	1983	12/22/2005	300
Chickasha	OK	—	763,452	1,322,953	—	—	763,452	1,322,953	2,086,405	2,205	2016	12/5/2018	300
Claremore	OK	—	475,402	839,825	—	—	475,402	839,825	1,315,227	37,792	1985	11/15/2017	300
Del City	OK	—	578,278	650,015	—	—	578,278	650,015	1,228,293	1,083	1977	12/5/2018	300
Duncan	OK	—	871,257	979,339	—	—	871,257	979,339	1,850,596	1,632	1983	12/5/2018	300
Durant	OK	—	548,250	985,337	—	—	548,250	985,337	1,533,587	1,642	2003	12/5/2018	300
Edmond	OK	—	448,002	769,567	—	—	448,002	769,567	1,217,569	1,283	1999	12/5/2018	300
El Reno	OK	—	531,244	954,773	—	—	531,244	954,773	1,486,017	1,591	2001	12/5/2018	300
Idabel	OK	—	214,244	398,545	—	—	214,244	398,545	612,789	276,980	2000	8/31/2001	300
Jenks	OK	—	506,842	569,717	—	—	506,842	569,717	1,076,559	950	2000	12/5/2018	300
Lawton	OK	—	800,012	899,255	—	—	800,012	899,255	1,699,267	1,499	1978	12/5/2018	300
McAlester	OK	—	762,499	1,370,395	—	—	762,499	1,370,395	2,132,894	2,284	2008	12/5/2018	300
Muskogee	OK	—	799,488	851,034	—	—	799,488	851,034	1,650,522	1,418	2000	12/5/2018	300
Norman	OK	—	773,375	869,314	—	—	773,375	869,314	1,642,689	1,449	2014	12/5/2018	300
Oklahoma City	OK	—	635,358	522,527	—	—	635,358	522,527	1,157,885	871	1977	12/5/2018	300
Oklahoma City	OK	—	670,780	753,993	—	—	670,780	753,993	1,424,773	1,257	2009	12/5/2018	300
Oklahoma City	OK	—	561,527	631,186	—	—	561,527	631,186	1,192,713	1,052	2015	12/5/2018	300
Okmulgee	OK	—	473,941	851,787	—	—	473,941	851,787	1,325,728	1,420	1984	12/5/2018	300
Owasso	OK	—	327,043	607,645	—	—	327,043	607,645	934,688	422,310	1999	8/31/2001	300
Owasso	OK	—	711,045	799,252	—	—	711,045	799,252	1,510,297	1,332	1996	12/5/2018	300
Owasso	OK	—	882,507	991,985	—	—	882,507	991,985	1,874,492	1,653	2015	12/5/2018	300
Pauls Valley	OK	—	231,824	1,051,901	—	—	231,824	1,051,901	1,283,725	1,753	1985	12/5/2018	300
Ponca City	OK	—	735,106	826,298	—	—	735,106	826,298	1,561,404	1,377	1990	12/5/2018	300
Pryor	OK	—	548,770	986,272	—	—	548,770	986,272	1,535,042	1,644	1977	12/5/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Sand Springs	OK	—	453,626	801,356	—	—	453,626	801,356	1,254,982	36,061	2005	11/15/2017	300
Shawnee	OK	—	676,101	759,974	—	—	676,101	759,974	1,436,075	1,267	1980	12/5/2018	300
Stillwater	OK	—	523,236	1,611,130	—	—	523,236	1,611,130	2,134,366	2,685	2006	12/5/2018	300
Tahlequah	OK	—	224,982	418,341	—	—	224,982	418,341	643,323	218,234	1988	12/22/2005	300
Tahlequah	OK	—	432,259	841,324	—	—	432,259	841,324	1,273,583	37,860	1991	11/15/2017	300
Tulsa	OK	—	295,993	549,981	—	—	295,993	549,981	845,974	382,233	1978	8/31/2001	300
Tulsa	OK	—	570,806	641,616	—	—	570,806	641,616	1,212,422	1,069	1996	12/5/2018	300
Tulsa	OK	—	648,871	729,365	—	—	648,871	729,365	1,378,236	1,216	1979	12/5/2018	300
Tulsa	OK	—	377,730	722,614	—	—	377,730	722,614	1,100,344	1,204	1992	12/5/2018	300
Tulsa	OK	—	610,218	685,917	—	—	610,218	685,917	1,296,135	1,143	2009	12/5/2018	300
Yukon	OK	—	528,061	593,569	—	—	528,061	593,569	1,121,630	989	2009	12/5/2018	300
Salem	OR	—	198,540	689,507	—	—	198,540	689,507	888,047	527,108	1989	5/23/1989	300
The Dalles	OR	—	1,034,805	1,293,506	—	—	1,034,805	1,293,506	2,328,311	308,286	2009	1/22/2013	300
Allentown	PA	—	480,745	996,452	—	—	480,745	996,452	1,477,197	41,519	2005	12/27/2017	300
Bethlehem	PA	—	740,000	1,362,228	—	—	740,000	1,362,228	2,102,228	93,086	1996	4/19/2017	300
Camp Hill	PA	—	1,090,000	923,201	—	—	1,090,000	923,201	2,013,201	63,085	1975	4/19/2017	300
Carlisle	PA	—	980,000	1,307,912	—	—	980,000	1,307,912	2,287,912	89,374	1976	4/19/2017	300
Columbia	PA	—	750,000	1,273,626	—	—	750,000	1,273,626	2,023,626	87,031	1993	4/19/2017	300
Dillsburg	PA	—	960,000	1,103,393	—	—	960,000	1,103,393	2,063,393	75,399	1993	4/19/2017	300
Elizabethtown	PA	—	930,000	867,819	—	—	930,000	867,819	1,797,819	59,301	1999	4/19/2017	300
Ephrata	PA	—	770,000	844,372	—	—	770,000	844,372	1,614,372	57,699	1983	4/19/2017	300
Greensburg	PA	—	315,000	586,368	—	—	315,000	586,368	901,368	266,794	1994	8/28/2007	300
Hamburg	PA	—	810,000	1,323,432	—	—	810,000	1,323,432	2,133,432	90,435	1995	4/19/2017	300
Harrisburg	PA	—	430,000	1,386,921	—	—	430,000	1,386,921	1,816,921	94,773	1976	4/19/2017	300
Harrisburg	PA	—	1,020,000	982,970	—	—	1,020,000	982,970	2,002,970	67,170	1978	4/19/2017	300
Jonestown	PA	—	1,050,000	1,030,109	—	—	1,050,000	1,030,109	2,080,109	70,391	2000	4/19/2017	300
Lebanon	PA	—	450,000	1,150,660	—	—	450,000	1,150,660	1,600,660	78,628	2004	4/19/2017	300
Lebanon	PA	—	590,000	1,481,159	—	—	590,000	1,481,159	2,071,159	101,213	1994	4/19/2017	300
Middletown	PA	—	630,000	1,441,144	—	—	630,000	1,441,144	2,071,144	98,478	1992	4/19/2017	300
Philadelphia	PA	—	423,333	787,125	—	—	423,333	787,125	1,210,458	358,140	1989	8/28/2007	300
Red Lion	PA	—	1,050,000	1,005,451	—	—	1,050,000	1,005,451	2,055,451	68,706	2001	4/19/2017	300
Sinking Spring	PA	—	380,000	973,135	—	—	380,000	973,135	1,353,135	66,498	1999	4/19/2017	300
York	PA	—	780,000	1,216,767	—	—	780,000	1,216,767	1,996,767	83,146	1976	4/19/2017	300
Aiken	SC	—	240,937	447,656	—	—	240,937	447,656	688,593	220,097	1986	9/14/2006	300
Aiken	SC	—	618,572	1,261,105	—	—	618,572	1,261,105	1,879,677	174,453	1990	7/27/2015	300
Camden	SC	—	450,000	986,046	—	—	450,000	986,046	1,436,046	136,403	1993	7/27/2015	300
Columbia	SC	—	952,423	1,190,529	—	—	952,423	1,190,529	2,142,952	283,743	2010	1/22/2013	300
Columbia	SC	—	812,611	1,015,764	—	—	812,611	1,015,764	1,828,375	242,090	2001	1/22/2013	300
Columbia	SC	—	710,000	1,137,369	—	—	710,000	1,137,369	1,847,369	157,336	2003	7/27/2015	300
Columbia	SC	—	344,602	702,552	—	—	344,602	702,552	1,047,154	97,186	1986	7/27/2015	300
Columbia	SC	—	350,000	982,465	—	—	350,000	982,465	1,332,465	135,908	2006	7/27/2015	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Greer	SC	—	580,000	721,854	—	—	580,000	721,854	1,301,854	109,481	2008	3/25/2015	300
Inman	SC	—	809,987	1,012,483	—	—	809,987	1,012,483	1,822,470	241,309	2008	1/22/2013	300
Irmo	SC	—	330,000	1,008,769	—	—	330,000	1,008,769	1,338,769	139,546	2004	7/27/2015	300
Leesville	SC	—	899,686	1,124,607	—	—	899,686	1,124,607	2,024,293	268,031	2009	1/22/2013	300
Lexington	SC	—	530,000	1,278,314	—	—	530,000	1,278,314	1,808,314	176,833	1997	7/27/2015	300
Lexington	SC	—	720,000	978,176	—	—	720,000	978,176	1,698,176	79,884	1995	12/6/2016	300
Newberry	SC	—	708,489	885,611	—	—	708,489	885,611	1,594,100	211,071	2005	1/22/2013	300
Piedmont	SC	—	841,862	1,052,327	—	—	841,862	1,052,327	1,894,189	250,805	2009	1/22/2013	300
Rock Hill	SC	—	400,000	950,185	—	—	400,000	950,185	1,350,185	131,442	2006	7/27/2015	300
Spartanburg	SC	—	957,339	1,196,673	—	—	957,339	1,196,673	2,154,012	285,207	2006	1/22/2013	300
Walterboro	SC	—	240,000	779,500	—	—	240,000	779,500	1,019,500	126,019	2002	12/8/2014	300
Chamberlain	SD	—	139,587	259,627	—	—	139,587	259,627	399,214	135,438	1982	12/22/2005	300
Madison	SD	—	112,143	208,660	—	—	112,143	208,660	320,803	108,850	1973	12/22/2005	300
Rapid City	SD	—	197,967	368,047	—	—	197,967	368,047	566,014	191,997	1971	12/22/2005	300
Sioux Falls	SD	—	340,718	633,332	—	—	340,718	633,332	974,050	302,944	2006	1/19/2007	300
Spearfish	SD	—	142,114	264,320	—	—	142,114	264,320	406,434	137,887	1967	12/22/2005	300
Winner	SD	—	115,591	215,063	—	—	115,591	215,063	330,654	112,191	1981	12/22/2005	300
Athens	TN	—	597,875	681,300	—	—	597,875	681,300	1,279,175	21,575	2000	3/30/2018	300
Clarksville	TN	—	1,079,861	433,013	—	—	1,079,861	433,013	1,512,874	13,712	1994	3/30/2018	300
Jackson	TN	—	661,370	767,300	—	—	661,370	767,300	1,428,670	24,298	2000	3/30/2018	300
Knoxville	TN	—	593,918	689,045	—	—	593,918	689,045	1,282,963	21,820	2005	3/30/2018	300
Knoxville	TN	—	837,007	287,587	—	—	837,007	287,587	1,124,594	9,107	1988	3/30/2018	300
Knoxville	TN	—	988,916	249,831	—	—	988,916	249,831	1,238,747	7,911	1993	3/30/2018	300
Knoxville	TN	—	586,331	680,243	—	—	586,331	680,243	1,266,574	21,541	1993	3/30/2018	300
Maryville	TN	—	1,027,547	484,133	—	—	1,027,547	484,133	1,511,680	15,331	2000	3/30/2018	300
Memphis	TN	—	581,930	675,137	—	—	581,930	675,137	1,257,067	21,379	1971	3/30/2018	300
Memphis	TN	—	956,458	201,051	—	—	956,458	201,051	1,157,509	6,367	1987	3/30/2018	300
Nashville	TN	—	535,278	621,013	—	—	535,278	621,013	1,156,291	19,665	1986	3/30/2018	300
Oak Ridge	TN	—	920,912	253,786	—	—	920,912	253,786	1,174,698	8,037	1974	3/30/2018	300
South Pittsburg	TN	—	830,492	602,960	—	—	830,492	602,960	1,433,452	19,094	1994	3/30/2018	300
Antioch	TN	—	244,470	454,016	—	—	244,470	454,016	698,486	221,711	1997	10/2/2006	300
Brownsville	TN	—	289,379	538,081	—	—	289,379	538,081	827,460	373,958	2000	8/31/2001	300
Chattanooga	TN	—	490,000	740,474	15,154	—	490,000	755,628	1,245,628	136,322	2007	6/30/2014	295
Collierville	TN	—	433,503	805,339	—	—	433,503	805,339	1,238,842	358,376	2006	11/16/2007	300
Germantown	TN	—	356,774	662,837	—	—	356,774	662,837	1,019,611	294,962	1987	11/16/2007	300
Goodlettsville	TN	—	651,028	755,302	—	—	651,028	755,302	1,406,330	23,918	1993	3/30/2018	300
Henderson	TN	—	155,954	289,815	—	—	155,954	289,815	445,769	142,492	1998	9/14/2006	300
Jackson	TN	—	312,734	581,049	224,858	11,559	312,734	817,466	1,130,200	298,965	1994	11/16/2007	274
Kingsport	TN	—	833,777	967,322	—	—	833,777	967,322	1,801,099	30,632	1972	3/29/2018	300
Manchester	TN	—	411,504	764,222	—	22,500	411,504	786,722	1,198,226	377,238	2001	10/2/2006	295
Martin	TN	—	173,616	322,616	—	—	173,616	322,616	496,232	158,619	1997	9/14/2006	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
McMinnville	TN	—	442,735	635,260	—	—	442,735	635,260	1,077,995	305,965	1973	12/21/2006	300
Memphis	TN	—	148,386	275,760	—	—	148,386	275,760	424,146	135,582	1983	9/14/2006	300
Memphis	TN	—	254,423	472,680	—	—	254,423	472,680	727,103	230,826	1981	10/12/2006	300
Memphis	TN	—	309,358	574,779	—	—	309,358	574,779	884,137	255,777	1994	11/16/2007	300
Memphis	TN	—	361,660	983,255	—	—	361,660	983,255	1,344,915	119,629	2000	12/22/2015	300
Memphis	TN	—	550,000	821,983	—	—	550,000	821,983	1,371,983	100,008	1999	12/22/2015	300
Memphis	TN	—	445,782	1,095,968	—	—	445,782	1,095,968	1,541,750	133,343	1981	12/22/2015	300
Memphis	TN	—	660,000	1,253,473	—	—	660,000	1,253,473	1,913,473	152,506	2004	12/22/2015	300
Milan	TN	—	138,159	256,766	—	—	138,159	256,766	394,925	126,243	1980	9/14/2006	300
Millington	TN	—	285,613	530,630	—	—	285,613	530,630	816,243	368,785	1999	8/31/2001	300
Murfreesboro	TN	—	376,568	699,340	—	—	376,568	699,340	1,075,908	341,511	2001	10/2/2006	300
Murfreesboro	TN	—	383,266	712,027	—	—	383,266	712,027	1,095,293	342,959	2001	12/21/2006	300
Nashville	TN	—	147,915	274,700	—	—	147,915	274,700	422,615	134,145	1989	10/2/2006	300
Nashville	TN	—	432,494	803,203	—	—	432,494	803,203	1,235,697	392,231	1995	10/2/2006	300
Nashville	TN	—	350,983	651,825	—	44,175	350,983	696,000	1,046,983	326,683	1998	10/2/2006	289
Nashville	TN	—	500,000	653,785	18,835	—	500,000	672,620	1,172,620	122,894	2006	6/30/2014	295
Ripley	TN	—	231,552	430,232	—	—	231,552	430,232	661,784	299,008	1999	8/31/2001	300
Sevierville	TN	—	423,790	787,301	—	—	423,790	787,301	1,211,091	387,090	2004	9/28/2006	300
Trenton	TN	—	174,379	324,032	—	—	174,379	324,032	498,411	159,316	1986	9/14/2006	300
Columbia	TN	—	410,242	761,878	—	—	410,242	761,878	1,172,120	372,051	2003	10/2/2006	300
Hermitage	TN	—	341,251	633,753	—	26	341,251	633,778	975,029	309,491	2000	10/2/2006	300
Shelbyville	TN	—	245,370	455,687	—	—	245,370	455,687	701,057	222,527	1974	10/2/2006	300
Allen	TX	—	165,000	306,771	—	—	165,000	306,771	471,771	238,770	1999	5/28/1999	300
Arlington	TX	—	560,000	1,040,667	—	—	560,000	1,040,667	1,600,667	473,502	1993	8/28/2007	300
Arlington	TX	—	269,284	500,766	—	—	269,284	500,766	770,050	227,847	1994	8/28/2007	300
Aubrey	TX	—	140,000	726,739	122,905	—	140,000	849,644	989,644	108,991	2002	12/7/2015	281
Beaumont	TX	—	1,175,014	1,468,768	—	—	1,175,014	1,468,768	2,643,782	350,056	2009	1/22/2013	300
Centerville	TX	—	340,000	873,035	—	—	340,000	873,035	1,213,035	120,770	1997	7/21/2015	300
Coppell	TX	—	212,875	396,007	—	—	212,875	396,007	608,882	180,181	1994	8/28/2007	300
Corpus Christi	TX	—	826,321	1,032,902	—	—	826,321	1,032,902	1,859,223	246,175	2007	1/22/2013	300
Crossroads	TX	—	310,000	706,609	114,605	—	310,000	821,214	1,131,214	105,152	2002	12/21/2015	281
Dallas	TX	—	386,451	718,361	—	—	386,451	718,361	1,104,812	326,852	2000	8/28/2007	300
Denton	TX	—	380,000	700,572	110,497	—	380,000	811,069	1,191,069	103,730	2005	12/7/2015	282
Desoto	TX	—	133,393	714,604	—	—	133,393	714,604	847,997	29,775	2002	12/14/2017	300
Ennis	TX	—	173,250	384,793	45,798	12,600	173,250	443,191	616,441	424,520	1987	12/28/1987	135
Farmersville	TX	—	190,000	677,920	117,515	—	190,000	795,435	985,435	102,150	2001	12/21/2015	280
Ferris	TX	—	922,690	1,153,363	—	—	922,690	1,153,363	2,076,053	274,885	2009	1/22/2013	300
Forney	TX	—	1,141,991	1,427,489	—	—	1,141,991	1,427,489	2,569,480	340,218	2009	1/22/2013	300
Fort Worth	TX	—	223,195	492,067	—	54	223,195	492,121	715,316	492,121	1990	6/26/1991	N/A
Fort Worth	TX	—	423,281	382,059	—	—	423,281	382,059	805,340	364,866	1994	2/10/1995	300
Grand Prairie	TX	—	280,000	520,197	—	—	280,000	520,197	800,197	236,689	1997	8/28/2007	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houston	TX	—	113,693	—	—	58	113,693	58	113,751	51	1981	3/7/1997	60
Houston	TX	—	335,664	624,233	—	—	335,664	624,233	959,897	284,024	1995	8/28/2007	300
Houston	TX	—	1,003,721	1,254,651	—	—	1,003,721	1,254,651	2,258,372	299,025	2007	1/22/2013	300
Hurst	TX	—	215,623	401,245	—	—	215,623	401,245	616,868	182,564	1994	8/28/2007	300
Irving	TX	—	291,971	543,094	—	—	291,971	543,094	835,065	247,105	1993	8/28/2007	300
Irving	TX	—	692,977	891,832	—	—	692,977	891,832	1,584,809	37,160	2002	12/14/2017	300
Irving	TX	—	447,570	509,682	—	—	447,570	509,682	957,252	21,237	1994	12/14/2017	300
Irving	TX	—	380,807	940,381	—	—	380,807	940,381	1,321,188	39,183	2002	12/14/2017	300
Irving	TX	—	264,722	604,789	—	—	264,722	604,789	869,511	25,200	1977	12/14/2017	300
Justin	TX	—	200,000	792,249	120,814	—	200,000	913,063	1,113,063	116,611	2001	12/7/2015	282
Krum	TX	—	120,000	753,238	156,281	—	120,000	909,519	1,029,519	117,803	2002	12/7/2015	277
Lewisville	TX	—	448,000	832,667	—	—	448,000	832,667	1,280,667	378,862	1993	8/28/2007	300
Lufkin	TX	—	128,842	239,585	—	—	128,842	239,585	368,427	124,983	1984	12/22/2005	300
Lumberton	TX	—	111,146	206,720	325,000	36,122	111,146	567,842	678,988	130,947	1990	12/22/2005	221
Porter	TX	—	227,067	333,031	—	—	227,067	333,031	560,098	318,045	1993	2/9/1995	300
Sanger	TX	—	150,000	702,524	—	—	150,000	702,524	852,524	85,467	2000	12/7/2015	300
Santa Fe	TX	—	304,414	623,331	—	—	304,414	623,331	927,745	518,346	1998	3/23/1998	300
South Houston	TX	—	1,139,426	1,424,283	—	—	1,139,426	1,424,283	2,563,709	339,454	2009	1/22/2013	300
Stafford	TX	—	214,024	423,733	—	128	214,024	423,861	637,885	423,861	1986	6/26/1991	N/A
Temple	TX	—	302,505	291,414	—	—	302,505	291,414	593,919	278,300	1993	2/9/1995	300
Texarkana	TX	—	311,263	578,266	—	—	311,263	578,266	889,529	401,892	2000	8/31/2001	300
Victoria	TX	—	1,062,212	1,327,765	—	—	1,062,212	1,327,765	2,389,977	316,451	2009	1/22/2013	300
Victoria	TX	—	884,385	1,105,481	—	—	884,385	1,105,481	1,989,866	263,473	2008	1/22/2013	300
Vidor	TX	—	146,291	271,990	345,000	2,400	146,291	619,390	765,681	154,751	1982	12/22/2005	229
Appomattox	VA	—	247,986	1,128,335	—	—	247,986	1,128,335	1,376,321	31,970	2016	4/17/2018	300
Bedford	VA	—	317,161	1,275,205	—	—	317,161	1,275,205	1,592,366	36,131	2006	4/17/2018	300
Blacksburg	VA	—	907,138	914,272	—	—	907,138	914,272	1,821,410	25,904	1984	4/17/2018	300
Christiansburg	VA	—	1,467,142	920,200	—	—	1,467,142	920,200	2,387,342	26,072	1993	4/17/2018	300
Collinsville	VA	—	474,184	1,019,495	—	—	474,184	1,019,495	1,493,679	28,886	2008	4/17/2018	300
Danville	VA	—	688,428	939,759	—	—	688,428	939,759	1,628,187	26,627	1990	4/17/2018	300
Danville	VA	—	405,443	776,648	—	—	405,443	776,648	1,182,091	22,005	1993	4/17/2018	300
Farmville	VA	—	675,247	1,560,571	—	—	675,247	1,560,571	2,235,818	44,216	2008	4/17/2018	300
Forest	VA	—	244,056	1,052,151	—	—	244,056	1,052,151	1,296,207	29,811	2010	4/17/2018	300
Hampton	VA	—	805,000	1,495,800	—	—	805,000	1,495,800	2,300,800	680,587	1995	8/28/2007	300
Lynchburg	VA	—	308,824	573,529	—	—	308,824	573,529	882,353	190,221	1978	9/14/2010	300
Lynchburg	VA	—	1,065,487	756,604	—	—	1,065,487	756,604	1,822,091	21,437	1995	4/17/2018	300
Madison Heights	VA	—	564,440	1,194,007	—	—	564,440	1,194,007	1,758,447	33,830	2016	4/17/2018	300
Martinsville	VA	—	816,152	1,188,791	—	—	816,152	1,188,791	2,004,943	33,682	2007	4/17/2018	300
Radford	VA	—	829,382	848,770	—	—	829,382	848,770	1,678,152	24,048	2001	4/17/2018	300
Roanoke	VA	—	1,579,716	1,332,761	—	—	1,579,716	1,332,761	2,912,477	37,762	2010	4/17/2018	300
Roanoke	VA	—	1,048,853	1,170,126	—	—	1,048,853	1,170,126	2,218,979	33,154	2012	4/17/2018	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Roanoke	VA	—	1,138,256	736,574	—	—	1,138,256	736,574	1,874,830	20,870	1996	4/17/2018	300
Rocky Mount	VA	—	404,047	1,125,272	—	—	404,047	1,125,272	1,529,319	31,883	2014	4/17/2018	300
Salem	VA	—	1,160,596	888,344	—	—	1,160,596	888,344	2,048,940	25,170	1989	4/17/2018	300
South Boston	VA	—	286,455	875,733	—	—	286,455	875,733	1,162,188	24,812	2000	4/17/2018	300
Troutville	VA	—	746,680	708,279	—	—	746,680	708,279	1,454,959	20,068	1995	4/17/2018	300
Hampton	VA	—	433,985	459,108	—	—	433,985	459,108	893,093	380,284	1994	4/17/1998	300
Spokane	WA	—	479,531	646,719	—	—	479,531	646,719	1,126,250	537,802	1998	3/27/1998	300
Vancouver	WA	—	1,302,457	1,628,071	—	—	1,302,457	1,628,071	2,930,528	388,024	2007	1/22/2013	300
Appleton	WI	—	340,126	631,662	—	—	340,126	631,662	971,788	169,496	1986	4/17/2012	300
Beaver Dam	WI	—	230,000	980,309	—	—	230,000	980,309	1,210,309	138,877	2008	6/25/2015	300
Green Bay	WI	—	308,131	572,756	—	—	308,131	572,756	880,887	296,878	1993	1/11/2006	300
Kenosha	WI	—	140,000	1,261,738	—	—	140,000	1,261,738	1,401,738	115,659	2014	9/30/2016	300
Oshkosh	WI	—	385,870	716,616	—	—	385,870	716,616	1,102,486	192,292	1994	4/17/2012	300
Pewaukee	WI	—	590,000	1,125,653	—	—	590,000	1,125,653	1,715,653	103,185	2011	9/30/2016	300
Waukesha	WI	—	380,000	1,430,547	—	—	380,000	1,430,547	1,810,547	131,133	2011	9/30/2016	300
Grafton	WI	—	149,778	332,664	—	—	149,778	332,664	482,442	332,664	1987	10/29/1987	N/A
Charleston	WV	—	459,405	1,112,679	—	—	459,405	1,112,679	1,572,084	16,690	2001	8/20/2018	300
Huntington	WV	—	136,112	995,431	—	—	136,112	995,431	1,131,543	14,931	2006	8/20/2018	300
Huntington	WV	—	502,301	1,050,557	—	—	502,301	1,050,557	1,552,858	15,758	2001	8/20/2018	300
Huntington	WV	—	198,944	1,004,193	—	—	198,944	1,004,193	1,203,137	15,063	2001	8/20/2018	300
Hurricane	WV	—	182,086	1,140,766	—	—	182,086	1,140,766	1,322,852	17,111	2008	8/20/2018	300
Parkersburg	WV	—	63,011	1,110,788	—	—	63,011	1,110,788	1,173,799	16,662	2009	8/20/2018	300
Ripley	WV	—	234,689	1,062,222	—	—	234,689	1,062,222	1,296,911	15,933	2001	8/20/2018	300
Cody	WY	—	740,000	729,300	74,965	—	740,000	804,265	1,544,265	75,239	1983	6/30/2016	294
Sheridan	WY	—	680,000	835,246	—	—	680,000	835,246	1,515,246	84,917	1982	6/30/2016	300

Shoe Stores
Lebec	CA	8,673,010	2,357,234	30,943,343	—	—	2,357,234	30,943,343	33,300,577	5,267,736	2008	1/22/2013	420
Staten Island	NY	—	3,190,883	3,413,933	129,768	207,431	3,190,883	3,751,132	6,942,015	2,655,518	1996	3/26/1998	284
Brookville	OH	18,203,790	2,577,129	48,823,456	—	—	2,577,129	48,823,456	51,400,585	8,311,612	2008	1/22/2013	420
McMinnville	TN	—	703,355	1,436,203	26,484	7,275	703,355	1,469,962	2,173,317	677,967	2000	11/1/2006	295

Sporting Goods
Tuscaloosa	AL	—	2,270,000	6,727,302	—	—	2,270,000	6,727,302	8,997,302	571,821	2006	11/9/2016	300
Mesa	AZ	—	984,890	1,536,269	—	—	984,890	1,536,269	2,521,159	714,347	1985	2/12/2007	N/A
Fresno	CA	—	1,650,000	3,321,244	1,961,816	92,395	1,650,000	5,375,455	7,025,455	2,651,444	1997	10/17/2001	236
Gainesville	GA	—	1,830,000	6,944,636	—	—	1,830,000	6,944,636	8,774,636	567,145	2015	12/7/2016	300
Pooler	GA	—	1,339,957	1,831,350	—	—	1,339,957	1,831,350	3,171,307	930,630	2006	3/1/2006	300
Algonquin	IL	—	1,360,000	7,255,745	—	—	1,360,000	7,255,745	8,615,745	1,183,647	2014	4/22/2014	300
Avon	IN	—	2,200,000	5,299,303	5,039	—	2,200,000	5,304,342	7,504,342	972,106	2014	10/11/2013	300
Greenwood	IN	—	1,490,000	5,241,516	—	—	1,490,000	5,241,516	6,731,516	1,004,624	2005	3/25/2014	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Houma	LA	—	1,598,298	4,493,174	—	—	1,598,298	4,493,174	6,091,472	501,738	2004	3/30/2016	300
Thibodaux	LA	—	930,000	9,470,000	—	—	930,000	9,470,000	10,400,000	773,383	2016	12/6/2016	300
Winston Salem	NC	—	2,390,000	3,416,323	—	—	2,390,000	3,416,323	5,806,323	780,060	1995	4/12/2013	300
Kearney	NE	—	173,950	344,393	—	—	173,950	344,393	518,343	344,393	1989	5/1/1990	N/A
Glendale	NY	—	5,559,686	4,447,566	3,100,000	85,811	5,559,686	7,633,377	13,193,063	2,991,997	1950	12/29/2004	229
Owasso	OK	—	2,140,000	6,780,084	—	—	2,140,000	6,780,084	8,920,084	644,108	2015	8/1/2016	300
Eugene	OR	—	720,000	7,434,760	49,978	—	720,000	7,484,738	8,204,738	1,759,143	1982	3/22/2013	299
Mechanicsburg	PA	—	2,101,415	3,902,912	—	125	2,101,415	3,903,037	6,004,452	2,673,541	1997	11/8/2001	300
Columbia	SC	—	1,145,120	2,770,957	—	—	1,145,120	2,770,957	3,916,077	1,241,128	2007	3/3/2005	300
Spartanburg	SC	—	806,410	3,111,921	—	—	806,410	3,111,921	3,918,331	1,715,512	1998	3/3/2005	300
Baytown	TX	—	1,750,000	7,070,132	—	—	1,750,000	7,070,132	8,820,132	530,260	2011	2/28/2017	300
El Paso	TX	—	700,000	2,501,244	1,478,677	103,253	700,000	4,083,174	4,783,174	2,033,318	1997	10/17/2001	231
Houston	TX	—	1,140,982	4,253,818	—	—	1,140,982	4,253,818	5,394,800	616,804	2000	5/28/2015	300
Huntsville	TX	—	580,000	5,720,000	—	—	580,000	5,720,000	6,300,000	981,933	2014	9/29/2014	300
Port Arthur	TX	—	1,609,120	4,523,600	—	—	1,609,120	4,523,600	6,132,720	505,135	2004	3/30/2016	300
San Antonio	TX	—	3,730,000	4,666,465	—	—	3,730,000	4,666,465	8,396,465	521,089	2004	3/30/2016	300
Wichita Falls	TX	—	1,100,000	5,556,669	—	—	1,100,000	5,556,669	6,656,669	1,027,984	2007	5/13/2014	300

Telecommunications
Augusta	GA	—	2,720,359	11,128,077	10,400	147	2,720,359	11,138,625	13,858,984	3,431,305	2007	4/1/2011	300
Davenport	IA	—	270,000	930,689	357,209	21,532	270,000	1,309,431	1,579,431	813,123	1990	6/26/1998	264
Harmans	MD	—	3,411,391	11,757,946	428,235	—	3,411,391	12,186,181	15,597,572	2,147,827	1992	1/22/2013	413
East Syracuse	NY	8,721,890	880,000	15,816,613	—	—	880,000	15,816,613	16,696,613	2,127,711	2000	4/30/2014	420
Portland	OR	—	1,246,233	7,769,297	—	—	1,246,233	7,769,297	9,015,530	501,608	2016	12/10/2015	420
Salem	OR	—	1,721,686	9,387,216	687,054	58	1,721,686	10,074,328	11,796,014	2,838,104	2000	6/22/2011	296
Brownsville	TX	—	1,740,479	11,570,294	—	147	1,740,479	11,570,441	13,310,920	3,567,655	2007	4/1/2011	300

Theaters
Fairbanks	AK	—	2,586,879	9,575	—	154	2,586,879	9,729	2,596,608	6,961	2000	9/27/2000	296
Huntsville	AL	—	2,810,868	14,308	—	—	2,810,868	14,308	2,825,176	10,325	1999	9/27/2000	300
Chula Vista	CA	—	2,060,287	8,914,162	—	—	2,060,287	8,914,162	10,974,449	2,629,678	1998	8/8/2011	300
Norwalk	CA	—	2,466,208	18,293,125	—	—	2,466,208	18,293,125	20,759,333	4,402,527	1996	8/8/2011	300
Denver	CO	—	5,150,000	9,056,647	602,403	—	5,150,000	9,659,050	14,809,050	1,742,568	1964	6/27/2014	295
Englewood	CO	—	1,955,910	6,026,667	—	—	1,955,910	6,026,667	7,982,577	—	1992	11/30/2017	300
Naples	FL	—	2,618,441	8,979,199	—	—	2,618,441	8,979,199	11,597,640	6,569,761	1999	9/27/2000	300
Austell	GA	—	2,497,504	10,148,237	—	—	2,497,504	10,148,237	12,645,741	2,993,730	1999	8/8/2011	300
Chamblee	GA	—	4,329,404	14,942	—	—	4,329,404	14,942	4,344,346	10,595	1999	9/27/2000	300
Morrow	GA	—	2,962,468	17,068,280	195,550	—	2,962,468	17,263,830	20,226,298	4,350,984	1997	8/8/2011	299
Council Bluffs	IA	—	4,924,553	14,207,916	—	—	4,924,553	14,207,916	19,132,469	5,512,892	2002	1/31/2008	300
Dubuque	IA	—	3,185,053	5,915,983	—	—	3,185,053	5,915,983	9,101,036	2,593,172	2006	1/31/2008	300
Edwardsville	IL	—	4,270,500	9,070,885	—	—	4,270,500	9,070,885	13,341,385	4,822,677	1998	9/28/2005	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Lake In The Hills	IL	—	3,297,566	11,716,314	—	—	3,297,566	11,716,314	15,013,880	5,382,434	1997	9/28/2005	300
Lombard	IL	—	3,650,000	19,098,041	—	—	3,650,000	19,098,041	22,748,041	1,177,713	1995	6/27/2017	300
Marion	IL	—	832,500	3,499,885	—	—	832,500	3,499,885	4,332,385	1,860,762	1995	9/28/2005	300
Mattoon	IL	—	543,183	5,110,193	—	—	543,183	5,110,193	5,653,376	2,716,910	1995	9/28/2005	300
North Pekin	IL	—	1,575,231	9,183,100	—	—	1,575,231	9,183,100	10,758,331	4,882,339	1999	9/28/2005	300
Rockford	IL	—	4,268,721	16,675,954	—	—	4,268,721	16,675,954	20,944,675	8,866,039	1998	9/28/2005	300
Springfield	IL	—	3,151,838	10,404,452	—	—	3,151,838	10,404,452	13,556,290	5,531,690	2003	9/28/2005	300
Woodridge	IL	—	2,940,000	12,166,530	—	—	2,940,000	12,166,530	15,106,530	750,269	1999	6/29/2017	300
Bloomington	IN	—	2,498,642	7,934,745	—	—	2,498,642	7,934,745	10,433,387	4,218,630	2000	9/28/2005	300
Columbus	IN	—	1,999,812	7,234,361	—	—	1,999,812	7,234,361	9,234,173	3,846,259	2000	9/28/2005	300
Indianapolis	IN	—	2,700,395	17,672,980	2,592,447	—	2,700,395	20,265,427	22,965,822	9,526,383	1999	9/28/2005	285
Schererville	IN	—	1,500,000	12,982,759	—	—	1,500,000	12,982,759	14,482,759	670,776	2003	9/13/2017	300
Terre Haute	IN	—	1,249,321	9,835,885	—	—	1,249,321	9,835,885	11,085,206	5,229,403	2000	9/28/2005	300
Coon Rapids	MN	—	2,460,040	17,641,170	—	—	2,460,040	17,641,170	20,101,210	8,415,616	1998	9/28/2005	300
Inver Grove	MN	—	2,863,272	18,471,062	—	—	2,863,272	18,471,062	21,334,334	8,626,957	1998	9/28/2005	300
Poplar Bluff	MO	—	1,106,618	4,872,502	—	—	1,106,618	4,872,502	5,979,120	2,590,537	1998	9/28/2005	300
Richmond Heights	MO	—	970,000	4,565,760	—	—	970,000	4,565,760	5,535,760	281,555	1939	6/29/2017	300
Deptford	NJ	—	9,660,000	12,546,897	—	—	9,660,000	12,546,897	22,206,897	648,256	1982	9/13/2017	300
Marlton	NJ	—	4,330,000	12,842,414	—	—	4,330,000	12,842,414	17,172,414	663,525	1985	9/13/2017	300
Rockaway	NJ	—	8,634,576	14,679,823	—	—	8,634,576	14,679,823	23,314,399	7,076,389	2006	4/13/2005	300
Wayne	NJ	—	1,165,534	6,934,466	4,400,000	—	1,165,534	11,334,466	12,500,000	378,995	1982	12/18/2017	250
Amherst	NY	—	3,740,000	11,734,981	—	—	3,740,000	11,734,981	15,474,981	606,307	1986	9/13/2017	300
Binghamton	NY	—	2,700,000	5,570,505	47,777	—	2,700,000	5,618,282	8,318,282	3,007,814	1999	9/29/2005	300
Henrietta	NY	—	2,152,546	8,953,645	—	—	2,152,546	8,953,645	11,106,191	2,641,325	1997	8/8/2011	300
Levittown	NY	—	5,270,000	22,316,207	—	—	5,270,000	22,316,207	27,586,207	1,153,004	1978	9/13/2017	300
Rockville Centre	NY	—	1,920,000	8,562,759	—	—	1,920,000	8,562,759	10,482,759	442,409	1930	9/13/2017	300
Webster	NY	—	1,490,000	18,510,000	—	—	1,490,000	18,510,000	20,000,000	956,350	1984	9/13/2017	300
Akron	OH	—	1,511,018	1,386	—	—	1,511,018	1,386	1,512,404	1,000	1999	9/27/2000	300
Beavercreek	OH	—	2,062,545	8,467,551	620,044	—	2,062,545	9,087,595	11,150,140	2,772,409	1999	8/8/2011	292
Columbus	OH	—	2,103,351	5,161,550	—	—	2,103,351	5,161,550	7,264,901	3,329,187	1999	11/1/2002	300
West Carrollton	OH	—	7,941,468	258,438	—	—	7,941,468	258,438	8,199,906	3,015	2000	9/14/2018	300
Hillsboro	OR	—	4,915,032	16,377	—	58	4,915,032	16,434	4,931,466	11,876	1993	9/27/2000	300
Portland	OR	—	2,793,001	9,942	—	58	2,793,001	10,000	2,803,001	7,233	1997	9/27/2000	300
Spartanburg	SC	—	2,072,738	8,340,814	87,111	—	2,072,738	8,427,925	10,500,663	2,198,025	2004	7/31/2012	298
Burleson	TX	—	2,280,000	6,195,734	421,144	—	2,280,000	6,616,878	8,896,878	1,736,350	1989	7/26/2006	293
Dallas	TX	—	1,113,041	9,517,003	—	—	1,113,041	9,517,003	10,630,044	396,542	1996	12/27/2017	300
Fort Worth	TX	—	2,024,495	7,574,597	—	—	2,024,495	7,574,597	9,599,092	315,608	1996	12/27/2017	300
Laredo	TX	—	2,161,477	5,561,558	—	—	2,161,477	5,561,558	7,723,035	2,699,394	2007	8/9/2005	300
Live Oak	TX	—	2,910,035	12,674,850	—	—	2,910,035	12,674,850	15,584,885	3,739,081	1999	8/8/2011	300
Longview	TX	—	2,887,500	5,363,826	—	—	2,887,500	5,363,826	8,251,326	2,798,129	2005	12/21/2005	300
Lubbock	TX	—	1,642,533	6,984,372	—	—	1,642,533	6,984,372	8,626,905	2,060,390	1998	8/8/2011	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Waco	TX	—	1,013,706	5,880,539	—	—	1,013,706	5,880,539	6,894,245	2,871,663	1998	10/6/2006	300
Wichita Falls	TX	—	660,000	8,940,000	—	—	660,000	8,940,000	9,600,000	461,900	2005	9/29/2017	300
Glen Allen	VA	—	1,314,065	9,748,457	—	—	1,314,065	9,748,457	11,062,522	7,132,585	1999	9/27/2000	300
Roanoke	VA	—	2,212,494	9,324,958	—	—	2,212,494	9,324,958	11,537,452	2,750,863	2000	8/8/2011	300
Marysville	WA	—	1,988,142	—	—	—	1,988,142	—	1,988,142	—	1998	7/27/2000	N/A
Fitchburg	WI	—	5,540,553	13,924,709	—	—	5,540,553	13,924,709	19,465,262	4,916,483	1999	1/31/2008	300

Transportation Services
Phoenix	AZ	—	4,106,903	23,819,301	—	—	4,106,903	23,819,301	27,926,204	4,054,953	2012	1/22/2013	420
West Sacramento	CA	—	12,277,918	29,165,650	17,616	—	12,277,918	29,183,266	41,461,184	4,970,497	1980	1/22/2013	420
Palmetto	FL	—	1,853,907	14,815,927	38,534	—	1,853,907	14,854,461	16,708,368	3,491,542	2009	3/17/2011	342
Conley	GA	—	420,000	780,000	—	—	420,000	780,000	1,200,000	248,300	1978	1/10/2011	300
Chicago	IL	—	612,500	1,137,500	—	—	612,500	1,137,500	1,750,000	362,104	1958	1/10/2011	300
Grayslake	IL	—	5,044,195	26,218,548	—	—	5,044,195	26,218,548	31,262,743	6,705,893	2011	4/21/2011	342
Evansville	IN	—	959,651	4,053,122	—	—	959,651	4,053,122	5,012,773	1,182,161	2004	9/13/2011	300
Zionsville	IN	—	2,450,000	29,832,030	—	—	2,450,000	29,832,030	32,282,030	1,953,371	2014	9/6/2016	420
Dodge City	KS	—	244,811	3,713,789	8,765	—	244,811	3,722,554	3,967,365	594,428	2008	1/22/2013	420
Hays	KS	—	171,304	2,701,222	10,568	—	171,304	2,711,790	2,883,094	410,257	2008	1/22/2013	419
Wichita	KS	—	2,840,499	7,376,302	—	—	2,840,499	7,376,302	10,216,801	2,299,412	2011	3/16/2011	300
Louisville	KY	—	472,500	877,500	—	—	472,500	877,500	1,350,000	279,338	1986	1/10/2011	300
Louisville	KY	—	5,732,055	30,841,995	209,350	—	5,732,055	31,051,344	36,783,399	5,250,482	2008	1/22/2013	418
Saint Rose	LA	—	3,147,428	8,283,048	207,446	—	3,147,428	8,490,494	11,637,922	2,340,451	2011	12/20/2011	295
Baltimore	MD	—	1,740,080	4,580,068	—	—	1,740,080	4,580,068	6,320,148	2,825,076	2005	4/1/2003	300
Baltimore	MD	—	4,499,317	50,857,761	36,500	—	4,499,317	50,894,261	55,393,578	8,471,372	2009	1/22/2013	420
Detroit	MI	—	280,000	520,000	—	—	280,000	520,000	800,000	165,533	1973	1/10/2011	300
Gibraltar	MI	—	245,000	455,000	—	—	245,000	455,000	700,000	144,842	1990	1/10/2011	300
Novi	MI	—	210,000	677,324	—	—	210,000	677,324	887,324	102,728	1967	3/31/2015	300
Saline	MI	—	1,275,995	17,421,877	5,127	—	1,275,995	17,427,004	18,702,999	2,769,032	2008	1/22/2013	420
Saginaw	MI	—	219,564	10,638,391	10,464	—	219,564	10,648,855	10,868,419	1,812,428	1998	1/22/2013	420
Rogers	MN	—	5,330,000	32,180,260	4,600	—	5,330,000	32,184,860	37,514,860	2,337,008	2015	6/30/2016	420
Saint Cloud	MN	—	474,860	4,309,642	7,133	—	474,860	4,316,775	4,791,635	734,661	2007	1/22/2013	420
Shakopee	MN	—	2,451,948	12,666,361	4,500	98,424	2,451,948	12,769,284	15,221,232	3,225,137	2007	3/17/2011	343
Springfield	MO	—	2,669,300	19,440,332	171,712	—	2,669,300	19,612,044	22,281,344	3,359,933	2008	1/22/2013	417
Petal	MS	—	315,000	3,657,281	—	—	315,000	3,657,281	3,972,281	575,745	2012	7/12/2012	420
Charlotte	NC	—	735,000	1,365,000	—	—	735,000	1,365,000	2,100,000	434,525	1993	1/10/2011	300
Grand Forks	ND	—	366,876	4,592,558	19,030	—	366,876	4,611,588	4,978,464	633,641	2003	1/22/2013	421
Lincoln	NE	—	792,802	9,619,413	12,500	—	792,802	9,631,913	10,424,715	1,515,319	2009	1/22/2013	420
West Lebanon	NH	—	996,755	10,423,379	16,000	54,889	996,755	10,494,268	11,491,023	1,442,685	2011	1/22/2013	418
Bronx	NY	—	—	19,765,973	303,538	—	—	20,069,511	20,069,511	3,445,086	2008	1/22/2013	417
Rensselaer	NY	—	5,393,842	67,289,268	—	142,250	5,393,842	67,431,518	72,825,360	10,897,099	2012	1/22/2013	419
Columbus	OH	—	245,000	455,000	—	—	245,000	455,000	700,000	144,842	1970	1/10/2011	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
North Canton	OH	—	—	10,641,063	—	—	—	10,641,063	10,641,063	1,811,514	2007	1/22/2013	420
Uniontown	OH	—	2,237,958	53,040,112	—	—	2,237,958	53,040,112	55,278,070	9,029,448	2003	1/22/2013	420
Vandalia	OH	—	719,985	10,102,113	8,352	—	719,985	10,110,465	10,830,450	2,711,691	2006	4/10/2012	300
Walbridge	OH	—	210,000	390,000	—	—	210,000	390,000	600,000	124,150	1977	1/10/2011	300
Whitehall	OH	—	1,400,000	24,053,357	15,694	—	1,400,000	24,069,051	25,469,051	2,320,575	2009	8/26/2015	420
Coraopolis	PA	—	350,000	650,000	—	—	350,000	650,000	1,000,000	206,917	1980	1/10/2011	300
Franklin	PA	—	405,243	4,797,771	22,294	—	405,243	4,820,065	5,225,308	866,197	2008	3/15/2011	373
Parker	PA	—	210,000	390,000	—	—	210,000	390,000	600,000	124,150	1984	1/10/2011	300
Snow Shoe	PA	—	591,101	12,994,366	—	—	591,101	12,994,366	13,585,467	2,212,136	2005	1/22/2013	420
Sioux Falls	SD	1,526,816	416,023	3,775,664	—	—	416,023	3,775,664	4,191,687	638,917	2010	1/22/2013	422
Chattanooga	TN	—	2,024,239	8,975,091	10,669	106,018	2,024,239	9,091,778	11,116,017	2,812,530	2008	3/17/2011	298
Memphis	TN	—	3,570,000	16,398,303	202,533	—	3,570,000	16,600,836	20,170,836	2,838,930	1999	2/27/2013	416
Mt Juliet	TN	15,994,715	3,290,000	24,709,876	—	—	3,290,000	24,709,876	27,999,876	1,970,907	2016	3/31/2016	420
Freeport	TX	—	245,000	455,000	—	—	245,000	455,000	700,000	144,842	1989	1/10/2011	300
Houston	TX	—	5,802,459	45,111,656	—	—	5,802,459	45,111,656	50,914,115	7,679,722	2008	1/22/2013	420
Houston	TX	—	3,822,107	15,160,246	—	—	3,822,107	15,160,246	18,982,353	1,616,761	2008	1/31/2014	420
Houston	TX	—	3,910,000	16,504,232	—	—	3,910,000	16,504,232	20,414,232	2,338,984	2008	1/31/2014	420
La Porte	TX	—	875,000	1,625,000	—	—	875,000	1,625,000	2,500,000	517,292	1970	1/10/2011	300
Missouri City	TX	—	5,360,000	27,203,138	—	—	5,360,000	27,203,138	32,563,138	1,975,466	2016	6/30/2016	420
Sherman	TX	—	439,127	9,850,580	—	—	439,127	9,850,580	10,289,707	1,676,941	2005	1/22/2013	420
Vineyard	UT	—	1,732,107	7,525,979	—	—	1,732,107	7,525,979	9,258,086	1,910,787	2008	3/17/2011	335
Spokane Valley	WA	—	805,923	13,722,626	—	12	805,923	13,722,637	14,528,560	1,916,292	2005	1/22/2013	420
Beaver	WV	—	497,198	6,060,449	13,245	—	497,198	6,073,694	6,570,892	958,200	2008	1/22/2013	420
Charleston	WV	—	2,251,894	6,527,770	—	—	2,251,894	6,527,770	8,779,664	976,783	2012	12/28/2012	420

Wholesale Club
Colorado Springs	CO	—	3,540,000	6,208,464	(1,343,900)	—	3,540,000	4,864,564	8,404,564	1,375,041	1986	6/28/2013	293
Derby	CT	—	5,699,931	10,585,586	—	—	5,699,931	10,585,586	16,285,517	2,664,413	2003	9/20/2012	300
Waterford	CT	—	11,841,797	21,991,910	—	—	11,841,797	21,991,910	33,833,707	5,535,005	1995	9/20/2012	300
Sanford	FL	—	5,788,032	10,749,203	—	—	5,788,032	10,749,203	16,537,235	2,705,590	2001	9/20/2012	300
Augusta	GA	—	4,673,148	9,905,830	—	—	4,673,148	9,905,830	14,578,978	2,361,623	1988	1/22/2013	300
Louisville	KY	—	2,760,000	4,165,646	—	—	2,760,000	4,165,646	6,925,646	923,879	1986	6/28/2013	300
Kenner	LA	—	2,570,000	6,296,219	—	—	2,570,000	6,296,219	8,866,219	1,396,156	1986	6/28/2013	300
Abingdon	MD	—	8,965,840	16,650,846	—	—	8,965,840	16,650,846	25,616,686	4,190,837	1994	9/20/2012	300
Capitol Heights	MD	17,820,000	2,900,000	19,571,396	—	—	2,900,000	19,571,396	22,471,396	3,686,232	2010	4/1/2014	300
Columbia	MD	—	10,208,201	18,958,088	—	—	10,208,201	18,958,088	29,166,289	5,529,442	1993	9/30/2011	300
Nashua	NH	—	7,204,581	13,379,935	—	—	7,204,581	13,379,935	20,584,516	3,902,481	1992	9/30/2011	300
Clay	NY	—	6,902,476	12,818,884	—	—	6,902,476	12,818,884	19,721,360	3,226,647	1994	9/20/2012	300
Freeport	NY	—	13,122,718	24,370,763	—	—	13,122,718	24,370,763	37,493,481	7,108,574	1992	9/30/2011	300
Yorktown Heights	NY	—	11,225,391	20,847,154	—	—	11,225,391	20,847,154	32,072,545	6,080,420	1998	9/30/2011	300
Oklahoma City	OK	—	3,130,000	6,609,026	—	—	3,130,000	6,609,026	9,739,026	1,465,494	1986	6/28/2013	300

REALITY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4, 6 and 7)
Description (Note 1)	State	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Months)
Tulsa	OK	—	3,100,000	6,282,393	—	—	3,100,000	6,282,393	9,382,393	1,393,091	1985	6/28/2013	300
Conshohocken	PA	—	7,231,557	13,430,034	—	—	7,231,557	13,430,034	20,661,591	3,917,093	1998	9/30/2011	300
Stroudsburg	PA	—	5,192,837	9,643,840	—	—	5,192,837	9,643,840	14,836,677	2,427,594	2001	9/20/2012	300
York	PA	—	5,433,864	10,091,462	—	—	5,433,864	10,091,462	15,525,326	2,540,059	1995	9/20/2012	300
Memphis	TN	—	4,810,000	4,880,207	—	—	4,810,000	4,880,207	9,690,207	1,081,779	1986	6/28/2013	300
Nashville	TN	—	3,750,000	6,192,254	—	—	3,750,000	6,192,254	9,942,254	1,373,110	1986	6/28/2013	300
Amarillo	TX	—	1,190,000	5,821,158	—	—	1,190,000	5,821,158	7,011,158	1,290,686	1986	6/28/2013	300
El Paso	TX	—	2,720,000	6,294,142	—	—	2,720,000	6,294,142	9,014,142	1,395,531	1985	6/28/2013	300
Houston	TX	—	3,410,000	5,761,123	—	—	3,410,000	5,761,123	9,171,123	1,277,543	1986	6/28/2013	300
Jersey Village	TX	—	3,370,000	5,867,135	—	—	3,370,000	5,867,135	9,237,135	1,301,042	1985	6/28/2013	300
Plano	TX	—	6,750,000	7,581,624	—	—	6,750,000	7,581,624	14,331,624	1,680,922	1986	6/28/2013	300
San Antonio	TX	—	3,660,000	5,214,663	—	—	3,660,000	5,214,663	8,874,663	1,156,411	1986	6/28/2013	300
San Antonio	TX	—	3,830,000	5,021,369	—	—	3,830,000	5,021,369	8,851,369	1,113,564	1985	6/28/2013	300
Tyler	TX	—	1,940,000	4,640,372	—	—	1,940,000	4,640,372	6,580,372	1,029,110	1986	6/28/2013	300
Waco	TX	—	2,000,000	4,264,280	—	—	2,000,000	4,264,280	6,264,280	945,742	1986	6/28/2013	300
Mechanicsville	VA	—	5,650,222	10,493,270	—	—	5,650,222	10,493,270	16,143,492	2,640,806	2002	9/20/2012	300
Woodbridge	VA	—	5,659,285	10,510,101	—	—	5,659,285	10,510,101	16,169,386	3,065,881	1991	9/30/2011	300

Other
San Diego	CA	—	5,810,243	15,603,737	1,528,704	95,270	5,810,243	17,227,712	23,037,955	2,683,797	1987	9/13/2013	400
San Diego	CA	—	5,699,757	22,539,067	586,694	24	5,699,757	23,125,785	28,825,542	3,223,930	1988	9/13/2013	415
Venice	FL	—	259,686	362,562	64,685	154	259,686	427,400	687,086	348,290	1986	11/26/1996	282
Jackson	MS	—	405,360	656,296	(124,313)	—	405,360	531,984	937,344	594,510	1986	11/26/1996	300
Watertown	NY	—	139,199	—	—	—	139,199	—	139,199	—	1986	8/18/1986	N/A
Virginia Beach	VA	—	551,588	797,260	164,467	18,603	551,588	980,352	1,531,940	701,213	1997	2/23/1998	278
Tacoma	WA	—	198,857	—	—	—	198,857	—	198,857	—	1982	5/29/1984	N/A
Crest Net Lease	Various	—	1,721,505	5,963,972	—	—	1,721,505	5,963,973	7,685,478	506,915	Various	Various	300
		298,377,479	4,692,967,574	11,792,451,865	70,453,710	10,728,838	4,692,967,574	11,873,634,412	16,566,601,986	2,723,085,290

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.	Realty Income Corporation owns 5,763 single-tenant properties and one corporate headquarters property. Crest Net Lease, Inc. owns 6 properties.

Realty Income Corporation also owns 28 multi-tenant properties located in each of the following cities: Anchorage, AK; El Cajon, CA; Elk Grove, CA; Hanford, CA; San Diego, CA; Greenwood Village, CO; Danbury, CT; Brandon, FL; Cutler Ridge, FL; Deerfield Beach, FL; Columbus, GA; Valdosta, GA; Davenport, IA; Waterloo, IA; Champaign, IL; Clinton, MI; Fair Grove, MO; Jefferson City, MO; Kernersville, NC; Staten Island, NY; Columbus, OH; Edmond, OK; Jackson, TN; Memphis, TN; Cedar Park, TX; Dallas, TX; The Colony, TX; and Virginia Beach, VA.

Note 2.	Includes mortgages payable secured by 60 properties, but excludes unamortized net debt premiums of $4.4 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $16,597,514,084 and for Crest Net Lease, Inc. is $7,839,284.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2018	2017	2016

	Balance at Beginning of Period	15,027,043,415	13,904,519,436	12,310,846,785

	Additions During Period:
	Acquisitions	1,802,745,841	1,531,960,811	1,857,783,837
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(89,474,897)	(238,556,294)	(139,341,205)
	Improvements, Etc.	23,043,158	11,067,322	16,405,486
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	2,839,574	1,584,152	1,495,439

	Total Additions	1,739,153,676	1,306,055,991	1,736,343,557

	Deductions During Period:
	Cost of Real Estate sold	165,023,825	150,394,756	118,792,948
	Cost of Equipment sold	15,650	—	—
	Releasing costs	232,089	109,986	418,772
	Other (including Provisions for Impairment)	34,323,541	33,027,270	23,459,186

	Total Deductions	199,595,105	183,532,012	142,670,906

	Balance at Close of Period	16,566,601,986	15,027,043,415	13,904,519,436

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	2,350,544,126	2,000,728,517	1,691,963,148

	Additions During Period - Provision for Depreciation	432,482,396	393,415,491	355,030,226

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	59,941,232	43,599,882	46,264,857

	Balance at Close of Period	2,723,085,290	2,350,544,126	2,000,728,517

Note 6.	In 2018, provisions for impairment were recorded on forty-five Realty Income properties.
	In 2017, provisions for impairment were recorded on twenty-six Realty Income properties.
	In 2016, provisions for impairment were recorded on thirty-nine Realty Income properties.

Note 7.
In accordance with Accounting Standards Codification 410, Asset Retirement and Environmental Obligations, we recorded in aggregate $8,297 in 2018, $9,774 in 2017, and $6,525 in 2016 to two buildings for the fair value of legal obligations to perform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

See report of independent registered public accounting firm.