Form 10-Q
period 2019-03-31
REALTY INCOME CORP
filed 2019-05-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," “accelerated filer,” "reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
There were 303,814,640 shares of common stock outstanding as of April 25, 2019.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2019

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate, at cost:
Land	$4,751,091	$4,682,660
Buildings and improvements	12,178,429	11,858,806
Total real estate, at cost	16,929,520	16,541,466
Less accumulated depreciation and amortization	(2,809,690)	(2,714,534)
Net real estate held for investment	14,119,830	13,826,932
Real estate held for sale, net	22,064	16,585
Net real estate	14,141,894	13,843,517
Cash and cash equivalents	2,997	10,387
Accounts receivable	151,341	144,991
Lease intangible assets, net	1,205,147	1,199,597
Goodwill	14,597	14,630
Other assets, net	246,932	47,361
Total assets	$15,762,908	$15,260,483

LIABILITIES AND EQUITY
Distributions payable	$69,258	$67,789
Accounts payable and accrued expenses	114,225	133,765
Lease intangible liabilities, net	311,331	310,866
Other liabilities	243,591	127,109
Line of credit payable	838,000	252,000
Term loans, net	498,722	568,610
Mortgages payable, net	300,993	302,569
Notes payable, net	5,377,712	5,376,797
Total liabilities	7,753,832	7,139,505
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 370,100,000 shares authorized, 303,807,421 shares issued and outstanding as of March 31, 2019 and 303,742,090 shares issued and outstanding as of December 31, 2018	10,748,467	10,754,495
Distributions in excess of net income	(2,752,775)	(2,657,655)
Accumulated other comprehensive loss	(11,797)	(8,098)
Total stockholders’ equity	7,983,895	8,088,742
Noncontrolling interests	25,181	32,236
Total equity	8,009,076	8,120,978
Total liabilities and equity	$15,762,908	$15,260,483
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental (including reimbursable)	$354,037	$317,848
Other	328	447
Total revenue	354,365	318,295

EXPENSES
Depreciation and amortization	137,517	131,103
Interest	70,020	59,415
General and administrative	15,108	15,684
Property (including reimbursable)	21,636	16,552
Income taxes	1,445	1,223
Provisions for impairment	4,672	14,221
Total expenses	250,398	238,198
Gain on sales of real estate	7,263	3,218
Net income	111,230	83,315
Net income attributable to noncontrolling interests	(288)	(152)
Net income available to common stockholders	$110,942	$83,163

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.37	$0.29

Weighted average common shares outstanding:
Basic	303,528,336	283,917,418
Diluted	303,819,878	284,345,328

Other comprehensive income:
Net income available to common stockholders	$110,942	$83,163
Change in fair value of interest rate swaps	(4,377)	—
Amortization of interest rate swaps	678	—
Comprehensive income available to common stockholders	$107,243	$83,163
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2019 and 2018
(dollars in thousands) (unaudited)

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2017	284,213,685	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	83,163	—	83,163	152	83,315
Other comprehensive loss	—	—	—	—	—	—	—
Distributions paid and payable	—	—	(187,620)	—	(187,620)	(356)	(187,976)
Share issuances, net of costs	45,933	2,218	—	—	2,218	—	2,218
Issuance of common partnership units	—	—	—	—	—	12,144	12,144
Redemption of common units	60,000	1,468	—	—	1,468	(1,468)	—
Share-based compensation, net	60,557	(2,750)	—	—	(2,750)	—	(2,750)
Balance, March 31, 2018	284,380,175	$9,625,200	$(2,357,220)	$—	$7,267,980	$29,679	$7,297,659

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	110,942	—	110,942	288	111,230
Other comprehensive loss	—	—	—	(3,699)	(3,699)	—	(3,699)
Distributions paid and payable	—	—	(206,062)	—	(206,062)	(273)	(206,335)
Share issuances, net of costs	31,898	2,151	—	—	2,151	—	2,151
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,869)	—	—	(6,869)	(13,356)	(20,225)
Share-based compensation, net	33,433	(1,310)	—	—	(1,310)	—	(1,310)
Balance, March 31, 2019	303,807,421	$10,748,467	$(2,752,775)	$(11,797)	$7,983,895	$25,181	$8,009,076

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,230	$83,315
Adjustments to net income:
Depreciation and amortization	137,517	131,103
Amortization of share-based compensation	2,764	3,662
Non-cash revenue adjustments	(2,116)	(1,544)
Amortization of net premiums on mortgages payable	(354)	(459)
Amortization of deferred financing costs	1,957	1,652
Loss (gain) on interest rate swaps	678	(2,007)
Gain on sales of real estate	(7,263)	(3,218)
Provisions for impairment on real estate	4,672	14,221
Change in assets and liabilities
Accounts receivable and other assets	(6,185)	(2,473)
Accounts payable, accrued expenses and other liabilities	(30,873)	(10,723)
Net cash provided by operating activities	212,027	213,529
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(517,975)	(498,448)
Improvements to real estate, including leasing costs	(2,995)	(8,940)
Proceeds from sales of real estate	22,456	13,779
Insurance proceeds received	—	1,184
Collection of loans receivable	—	32
Non-refundable escrow deposits for pending acquisitions	—	(442)
Net cash used in investing activities	(498,514)	(492,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(204,546)	(185,556)
Borrowings on line of credit	732,000	1,058,000
Payments on line of credit	(146,000)	(86,000)
Principal payment on term loan	(70,000)	(125,866)
Principal payment on notes payable	—	(350,000)
Principal payments on mortgages payable	(1,235)	(12,323)
Proceeds from dividend reinvestment and stock purchase plan	2,164	2,346
Redemption of common units	(20,225)	—
Distributions to noncontrolling interests	(321)	(313)
Other items, including shares withheld upon vesting	(4,087)	(6,542)
Net cash provided by financing activities	287,750	293,746
Net increase in cash, cash equivalents and restricted cash	1,263	14,440
Cash, cash equivalents and restricted cash, beginning of period	21,071	12,142
Cash, cash equivalents and restricted cash, end of period	$22,334	$26,582
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

1.	Management Statement
The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
At March 31, 2019 we owned 5,876 properties, located in 49 states and Puerto Rico, containing over 95.2 million leasable square feet.
2.Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements
A.  The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own. Noncontrolling interest that was created or assumed as part of a business combination was recognized at fair value as of the date of the transaction (see note 10).  We have no unconsolidated investments.
B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes.
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
D.  In February 2016, the FASB issued ASU 2016-02 (Topic 842, Leases), which amended Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of our leases remain classified as operating leases, and we continue to recognize lease income on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. We adopted this standard effective as of January 1, 2019 using the effective date method, and elected the practical expedients available for implementation under the standard. As a result, we recognize lease obligations for ground leases designated as operating and financing leases with corresponding right of use assets and liabilities (see note 3). Additionally, above-market rents on certain of our leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term (see note 3). Also, as a result of the adoption of this standard, tenant reimbursable revenue and property expenses are now presented on a gross basis as both tenant reimbursement revenue included in rental revenue, and as a reimbursable expense included in property expenses, respectively, on our consolidated statements of income and comprehensive income. Property taxes and insurance paid directly by the lessee to a third party will continue to be presented on a net basis. These presentation changes had no impact on our results of operations. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity; however, we have elected to aggregate prior period tenant reimbursement revenue within rental revenue to be consistent with the current period presentation within the statements of income and comprehensive income.

3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands)

A.	Lease intangible assets, net, consist of the following at:	March 31, 2019	December 31, 2018
	In-place leases	$1,353,301	$1,321,979
	Accumulated amortization of in-place leases	(569,405)	(546,573)
	Above-market leases	589,908	583,109
	Accumulated amortization of above-market leases	(168,657)	(158,918)
		$1,205,147	$1,199,597

B.	Other assets, net, consist of the following at:	March 31, 2019	December 31, 2018
	Right of use asset - operating leases, net	$128,073	$—
	Right of use asset - financing leases	36,901	—
	Financing receivables	22,592	—
	Prepaid expenses	16,905	14,695
	Credit Facility origination costs, net	13,406	14,248
	Impounds related to mortgages payable	10,256	9,555
	Restricted escrow deposits	9,081	1,129
	Corporate assets, net	5,538	5,681
	Non-refundable escrow deposits for pending acquisitions	—	200
	Other items	4,180	1,853
		$246,932	$47,361

C.	Distributions payable consist of the following declared distributions at:	March 31, 2019	December 31, 2018
	Common stock distributions	$69,153	$67,636
	Noncontrolling interests distributions	105	153
		$69,258	$67,789

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2019	December 31, 2018
	Notes payable - interest payable	$57,072	$73,094
	Property taxes payable	15,136	14,511
	Mortgages, term loans, credit line - interest payable and interest rate swaps	12,807	8,597
	Accrued costs on properties under development	7,691	8,137
	Other items	21,519	29,426
		$114,225	$133,765

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2019	December 31, 2018
	Below-market leases	$411,118	$404,938
	Accumulated amortization of below-market leases	(99,787)	(94,072)
		$311,331	$310,866

F.	Other liabilities consist of the following at:	March 31, 2019	December 31, 2018
	Lease liability - operating leases, net	$129,145	$—
	Lease liability - financing leases	5,713	—
	Rent received in advance and other deferred revenue	102,644	115,380
	Security deposits	6,089	6,093
	Capital lease obligations	—	5,636
		$243,591	$127,109

4.	Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A.Acquisitions During the First Three Months of 2019 and 2018
During the first three months of 2019, we invested $519.5 million in 105 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.7%. The 105 new properties and properties under development or expansion are located in 25 states, will contain approximately 2.3 million leasable square feet, and are 100% leased with a weighted average lease term of 17.0 years. The tenants occupying the new properties operate in 14 industries and the property types consist of 98.7% retail and 1.3% industrial, based on rental revenue.  None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at March 31, 2019.
The $519.5 million invested during the first three months of 2019 was allocated as follows: $119.2 million to land, $345.3 million to buildings and improvements, $37.4 million to intangible assets related to leases, $22.6 million to financing receivables related to certain leases with off-market terms, and $5.0 million to intangible liabilities related to below-market leases. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first three months of 2019 generated total revenues of $3.5 million and net income of $1.8 million during the three months ended March 31, 2019.
In comparison, during the first three months of 2018, we invested $509.8 million in 174 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.2%. The 174 new properties and properties under development or expansion were located in 27 states, contained approximately 954,000 leasable square feet, and were 100% leased with a weighted average lease term of 14.0 years. The tenants occupying the new properties operated in 12 industries and were 100.0% retail properties, based on rental revenue.
The $509.8 million invested during the first three months of 2018 was allocated as follows: $209.6 million to land, $255.4 million to buildings and improvements, $57.6 million to intangible assets related to leases, and $12.8 million to intangible liabilities related to below-market leases. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first three months of 2018 generated total revenues of $296,000 and a net loss of $215,000 during the three months ended March 31, 2018.
The initial weighted average contractual lease rate for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.
In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $519.5 million we invested during the first three months of 2019, $10.9 million was invested in eight properties under development or expansion with an initial weighted average contractual lease rate of 7.2%. Of the $509.8 million we invested during the first three months of 2018, $3.8 million was invested in six properties under development or expansion with an initial weighted average contractual lease rate of 6.7%.

B.Investments in Existing Properties
During the first three months of 2019, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs, $56,000 for recurring capital expenditures and $2.6 million for non-recurring building improvements. In comparison, during the first three months of 2018, we capitalized costs of $3.2 million on existing properties in our portfolio, consisting of $917,000 for re-leasing costs, $11,000 for recurring capital expenditures and $2.3 million for non-recurring building improvements.

C.Properties with Existing Leases
Of the $519.5 million we invested during the first three months of 2019, approximately $258.0 million was used to acquire 53 properties with existing leases. In comparison, of the $509.8 million we invested during the first three months of 2018, approximately $110.4 million was used to acquire 53 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense.  The amounts amortized to expense for all of our in-place leases, for the first three months of 2019 and 2018 were $26.0 million and $26.4 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2019 and 2018 were $3.4 million and $3.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2019 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2019	$(13,265)	$75,439
2020	(17,029)	95,907
2021	(15,832)	87,742
2022	(14,129)	76,138
2023	(12,715)	65,812
Thereafter	(36,950)	382,858
Totals	$(109,920)	$783,896

5.	Credit Facility
We have a $3.25 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of March 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2019, credit facility origination costs of $13.4 million are included in other assets, net on our consolidated balance sheet. These costs were being amortized over the remaining term of our credit facility.
At March 31, 2019, we had a borrowing capacity of approximately $2.2 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $838.0 million, as compared to an outstanding balance of $252.0 million at December 31, 2018.

The weighted average interest rate on outstanding borrowings under our credit facility was 3.3% during the first three months of 2019 and 2.5% during the first three months of 2018. At March 31, 2019 and December 31, 2018, the weighted average interest rate on outstanding borrowings under our credit facility was 3.3% and 3.2%, respectively. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2019, we were in compliance with the covenants on our credit facility.

6.	Term Loans

In October 2018, in conjunction with entering into our revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.
In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.
In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018.  Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%.  In conjunction with this term loan, we also entered into an interest rate swap, which, until the interest rate swap's termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was born at the current one-month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $1.3 million at March 31, 2019, and $1.4 million at December 31, 2018, is included within term loans, net on our consolidated balance sheets.

7.	Mortgages Payable
During the first three months of 2019, we made $1.2 million in principal payments. During the first three months of 2018, we made $12.3 million in principal payments, including the repayment of one mortgage in full for $11.0 million. No mortgages were assumed during the first three months of 2019 or 2018. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2019, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $169,000 at March 31, 2019 and $183,000 at December 31, 2018. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of March 31, 2019 and December 31, 2018, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
3/31/2019	60	5.1%	4.6%	2.9	$297,142	$3,851	$300,993
12/31/2018	60	5.1%	4.6%	3.2	$298,377	$4,192	$302,569
(1) At March 31, 2019 and December 31, 2018, there were 26 mortgages on 60 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for two mortgages on two properties totaling $23.1 million and $23.3 million at March 31, 2019 and December 31, 2018, respectively. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $15.9 million at March 31, 2019 and $16.0 million at December 31, 2018.
(2) Stated interest rates ranged from 3.8% to 6.9% at March 31, 2019 and December 31, 2018.
(3) Effective interest rates ranged from 0.4% to 7.7% at March 31, 2019, while effective interest rates ranged from 1.1% to 7.7% at December 31, 2018.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $4.0 million and deferred financing costs of $169,000, as of March 31, 2019 (dollars in millions):

Year of Maturity	Principal
2019	$19.4
2020	82.4
2021	67.0
2022	109.7
2023	6.7
Thereafter	11.9
Totals	$297.1

8.	Notes Payable
A.General
The total principal amount of our senior unsecured notes and bonds consists of the following, sorted by maturity date (dollars in millions), at March 31, 2019 and December 31, 2018, and excludes net unamortized original issuance premiums and deferred financing costs of $22.2 million at March 31, 2019 and $23.2 million at December 31, 2018:

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

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2019, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
2023	750
Thereafter	3,450
Totals	$5,400
As of March 31, 2019, the weighted average interest rate on our notes and bonds payable was 4.0% and the weighted average remaining years until maturity was 8.5 years.
B.Note Repayment
In January 2018, we repaid our $350.0 million of outstanding 2.000% notes, plus accrued and unpaid interest upon maturity.

9.	Issuances of Common Stock
A.Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued.  During the first three months of 2019, we issued 31,898 shares and raised approximately $2.2 million under our DRSPP.  During the first three months of 2018, we issued 45,933 shares and raised approximately $2.3 million under our DRSPP.  From the inception of our DRSPP through March 31, 2019, we have issued 14,261,708 shares and raised approximately $673.1 million.
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first three months of 2019 or 2018.
B.    At-the-Market (ATM) Programs
Under our "at-the-market" equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. We did not issue any shares under the ATM program during the first three months of 2019 or 2018. From the inception of our current and prior ATM programs through March 31, 2019, we have issued 33,546,139 shares and raised $2.0 billion. At March 31, 2019, we had 20,453,861 shares remaining for future issuance under our ATM program.
10.    Noncontrolling Interests
In January 2013, we completed our acquisition of ARCT.  Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition. In January 2019, we redeemed all 317,022 remaining common units of Tau Operating Partnership for cash, and paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership and continue to consolidate the entity. As part of this transaction, our taxable REIT subsidiary, Crest Net Lease, obtained a 0.11% interest in Tau Operating Partnership.
In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in March 2019 and in March and April 2018, we completed the acquisitions of additional properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P as consideration for the acquisitions. At March 31, 2019, the remaining units from these issuances represent a 1.9% ownership in Realty Income, L.P.  We hold the remaining 98.1% interests in this entity and consolidate the entity.

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
In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. We are the managing member of the remaining entity, and possess the ability to control the business and manage the affairs of the entity. At March 31, 2019, we and our subsidiaries held a 95.0% interest in the remaining entity, which is fully consolidated into our consolidated financial statements.
The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2019 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236
Redemptions	(13,356)	—	—	(13,356)
Shares issued in conjunction with acquisition	—	6,286	—	6,286
Distributions	—	(273)	—	(273)
Allocation of net income	—	284	4	288
Carrying value at March 31, 2019	$—	$24,209	$972	$25,181
(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013. No shares remained outstanding as of March 31, 2019, and 317,022 shares remained outstanding as of December 31, 2018.
(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 and 373,797 remained outstanding as of March 31, 2019 and December 31, 2018, respectively.
At December 31, 2018, Tau Operating Partnership, Realty Income, L.P., and an entity acquired during 2016 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership units held by nonaffiliates for $20.2 million and recorded the excess over carrying value of $6.9 million as a reduction to common stock and paid in capital. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity. At March 31, 2019, Realty Income, L.P. and the entity acquired during 2016 were considered VIEs. Below is a summary of selected financial data of consolidated VIEs at March 31, 2019  and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Net real estate	$653,232	$2,903,093
Total assets	752,993	3,259,495
Total debt	15,897	191,565
Total liabilities	102,498	320,800
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
We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable, term loans and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our mortgages payable assumed in connection with acquisitions and our senior notes and bonds payable, which are disclosed as follows (dollars in millions):

March 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$297.1	$306.8
Notes and bonds payable (2)	5,400.0	5,632.7

December 31, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$298.4	$305.7
Notes and bonds payable (2)	5,400.0	5,430.0

(1)
Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $4.0 million at March 31, 2019, and $4.4 million at December 31, 2018. Also excludes deferred financing costs of $169,000 at March 31, 2019 and $183,000 at December 31, 2018.

(2)
Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $10.3 million at March 31, 2019, and $10.5 million at December 31, 2018. Also excludes deferred financing costs of $32.5 million at March 31, 2019 and $33.7 million at December 31, 2018.

The estimated fair values of our mortgages payable assumed in connection with acquisitions have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our mortgages payable is categorized as level three on the three-level valuation hierarchy.
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
We record interest rate swaps on the consolidated balance sheet at fair value. Prior to our adoption of hedge accounting during October 2018, the change in fair value of interest rate swaps was recognized through interest expense. Following adoption, changes to fair value are recorded to accumulated other comprehensive income, or AOCI. At March 31, 2019 and December 31, 2018, interest rate swaps in a liability position valued at $10.4 million and $7.0 million, respectively, were included in accounts payable and accrued expenses and interest rate swaps in an asset position valued at $1.9 million and $3.0 million, respectively, were included in other assets, net on the consolidated balance sheet. The fair value of our interest rate swaps are based on valuation techniques including discounted cash flow analysis on the expected cash flows of each swap, using both observable and unobservable market-based inputs, including interest rate curves. Because this methodology uses observable and unobservable inputs, and the unobservable inputs are not significant to the fair value measurement, the measurement of interest rate swaps is categorized as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense when the related hedged items are recognized. During the first three months of 2019, we reclassified $678,000 from AOCI into interest expense. We did not reclassify any unrealized gains or losses from AOCI to interest expense during the first three months of 2018. We expect to reclassify $2.8 million from AOCI into interest expense within the next twelve months.
12.     Operating Leases

A.      At March 31, 2019, we owned 5,876 properties in 49 states and Puerto Rico. Of the 5,876 properties, 5,847, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2019, 102 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (or percentage rents) for the first three months of 2019 and 2018 was $3.6 million and $3.3 million, respectively.

At March 31, 2019, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2019	$1,003,897
2020	1,310,769
2021	1,261,972
2022	1,193,221
2023	1,109,269
Thereafter	7,195,770
Total	$13,074,898

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2019 or 2018.
13.    Gain on Sales of Real Estate
During the first three months of 2019, we sold 19 properties for $22.5 million, which resulted in a gain of $7.3 million. During the first three months of 2018, we sold 14 properties for $13.8 million, which resulted in a gain of $3.2 million.
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
For the first three months of 2019, we recorded total provisions for impairment of $4.7 million on three properties classified as held for sale and four sold properties. For the first three months of 2018, we recorded total provisions for impairment of $14.2 million on nine sold properties and one property held for investment.
15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first three months of 2019 and 2018:

Month	2019	2018
January	$0.2210	$0.2125
February	0.2255	0.2190
March	0.2255	0.2190
Total	$0.6720	$0.6505
At March 31, 2019, a distribution of $0.226 per common share was payable and was paid in April 2019.
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

	Three months ended March 31,
	2019	2018
Weighted average shares used for the basic net income per share computation	303,528,336	283,917,418
Incremental shares from share-based compensation	291,542	110,888
Weighted average partnership common units convertible to common shares that were dilutive	—	317,022
Weighted average shares used for diluted net income per share computation	303,819,878	284,345,328
Unvested shares from share-based compensation that were anti-dilutive	30,060	24,329
Weighted average partnership common units convertible to common shares that were anti-dilutive	377,767	54,227
17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $82.2 million in the first three months of 2019 and $71.9 million in the first three months of 2018.
Interest capitalized to properties under development was $175,000 in the first three months of 2019 and $57,000 in the first three months of 2018.
Cash paid for income taxes was $1.7 million in the first three months of 2019 and $403,000 in the first three months of 2018.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. As a result of the adoption of ASU 2016-02, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases during the first three months of 2019.
B. During the first three months of 2019, we issued 89,322 common partnership units of Realty Income, L.P. totaling $6.3 million, as partial consideration for an acquisition of properties.
C. During the first three months of 2018, we issued 242,007 common partnership units of Realty Income, L.P. totaling $12.1 million, as partial consideration for an acquisition of properties.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents shown in the consolidated balance sheets	$2,997	$20,627
Restricted escrow deposits (1)	9,081	32
Impounds related to mortgages payable (1)	10,256	5,923
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$22,334	$26,582
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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	March 31, 2019	December 31, 2018
Segment net real estate:
Automotive service	$253,730	$210,668
Automotive tire services	236,547	238,939
Beverages	282,536	284,910
Child care	179,267	151,640
Convenience stores	1,742,539	1,756,732
Dollar stores	1,133,683	1,117,250
Drug stores	1,476,192	1,490,261
Financial services	410,060	414,613
General merchandise	315,593	317,424
Grocery stores	834,051	774,526
Health and fitness	1,001,191	882,515
Home improvement	464,595	424,494
Motor vehicle dealerships	212,941	198,204
Restaurants-casual dining	550,063	559,616
Restaurants-quick service	965,007	964,980
Theaters	583,252	555,990
Transportation services	752,983	758,133
Wholesale club	408,961	412,203
Other non-reportable segments	2,338,703	2,330,419
Total segment net real estate	14,141,894	13,843,517
Intangible assets:
Automotive service	60,964	61,951
Automotive tire services	8,289	8,696
Beverages	1,701	1,765
Child care	16,189	12,277
Convenience stores	108,993	108,714
Dollar stores	50,416	48,842
Drug stores	162,099	165,558
Financial services	19,561	20,426
General merchandise	43,731	43,122
Grocery stores	152,867	144,551
Health and fitness	68,530	71,609
Home improvement	65,078	57,928
Motor vehicle dealerships	28,834	28,154
Restaurants-casual dining	17,729	18,153
Restaurants-quick service	55,364	54,448
Theaters	31,014	25,811
Transportation services	70,609	73,577
Wholesale club	25,706	26,484
Other non-reportable segments	217,473	227,531
Goodwill:
Automotive service	437	437
Automotive tire services	862	862
Child care	4,852	4,863
Convenience stores	1,983	1,983
Restaurants-casual dining	1,825	1,841
Restaurants-quick service	1,046	1,052
Other non-reportable segments	3,592	3,592
Other corporate assets	401,270	202,739
Total assets	$15,762,908	$15,260,483

	Three months ended March 31,
Revenue	2019	2018
Segment rental revenue:
Automotive service	$7,213	$7,009
Automotive tire services	7,777	7,439
Beverages	7,915	7,836
Child care	7,827	5,672
Convenience stores	41,214	28,000
Dollar stores	24,986	23,250
Drug stores	33,170	32,242
Financial services	7,718	7,020
General merchandise	6,911	6,870
Grocery stores	16,124	15,665
Health and fitness	26,225	23,444
Home improvement	9,815	9,244
Motor vehicle dealerships	7,348	7,311
Restaurants-casual dining	11,290	10,948
Restaurants-quick service	21,730	16,249
Theaters	17,656	17,770
Transportation services	16,026	15,786
Wholesale club	9,593	9,532
Other non-reportable segments and tenant reimbursements	73,499	66,561
Rental (including reimbursable)	354,037	317,848
Other	328	447
Total revenue	$354,365	$318,295
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income was $2.8 million during the first three months of 2019 and $3.7 million during the first three months of 2018.
A.Restricted Stock
During the first three months of 2019, we granted 46,527 shares of common stock under the 2012 Plan. These shares vest over a four-year service period.
As of March 31, 2019, the remaining unamortized share-based compensation expense related to restricted stock totaled $13.8 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.Performance Shares and Restricted Stock Units
During the first three months of 2019, we granted 115,137 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first three months of 2019, we also granted 5,482 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of March 31, 2019, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $13.8 million.  The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At March 31, 2019, we had commitments of $9.6 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2019, we had committed $23.6 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases. At March 31, 2019, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2019	$1.2	$10.1	$11.3
2020	1.5	13.5	15.0
2021	1.3	13.2	14.5
2022	1.2	13.1	14.3
2023	1.3	13.1	14.4
Thereafter	19.8	82.1	101.9
Total	$26.3	$145.1	$171.4
Present value adjustment for remaining lease payments (3)			(42.3)
Lease liability - operating leases, net			$129.1

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible for the rent payment.

(3) The range of discount rates used to calculate the present value the lease payments is 3.09% to 5.37%. At March 31, 2019, the weighted average discount rate is 4.28% and the weighted average remaining lease term is 12.8 years. The discount rates are derived using a hypothetical corporate credit curve for the ground leases based on our outstanding senior notes and relevant market data. The discount rates on January 1, 2019 are specific for individual leases primarily based on the lease term.
21.    Subsequent Events
In April 2019, we declared a dividend of $0.226 per share to our common stockholders, which will be paid in May 2019.

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
Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

•	Our continued qualification as a real estate investment trust;

•	General local and foreign business and economic conditions;

•	Competition;

•	Fluctuating interest rates;

•	Access to debt and equity capital markets;

•	Continued volatility and uncertainty in the credit markets and broader financial markets;

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
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018.
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
Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 50 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements. The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 21 consecutive years.

At March 31, 2019, we owned a diversified portfolio:

•	Of 5,876 properties;

•	With an occupancy rate of 98.3%, or 5,774 properties leased and 102 properties available for lease;

•	Leased to 261 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 95.2 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,205 square feet; approximately 11,422 square feet per retail property and 229,100 square feet per industrial property.
Of the 5,876 properties in the portfolio, 5,847, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2019, of the 5,847 single-tenant properties, 5,748 were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $17.3 million for the first three months of 2019 and $11.3 million for the first three months of 2018.
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
Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of March 31, 2019, consisted of 5,876 properties located in 49 states and Puerto Rico, leased to 261 different commercial tenants doing business in 48 industries. Each of the 48 industries represented in our property portfolio accounted for no more than 12.2% of our rental revenue for the quarter ended March 31, 2019.
Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, commercially-zoned with a single tenant;

•	Properties that are in significant markets or strategic locations critical to generating revenue for our tenants (i.e. they need the property in which they operate in order to conduct their business);

•	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;

•	Properties that are located within attractive demographic areas relative to the business of our tenants, generally fungible, and have good visibility and easy access to major thoroughfares;

•	Properties with real estate valuations that approximate replacement costs;

•	Properties with rental or lease payments that approximate market rents; and

•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.
We seek to invest in industries in which several well-organized tenants are capturing market share through the selection of prime real estate locations supported by superior service, quality control, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries.  We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, brokers, and advisers to uncover and secure transactions.  We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.
In selecting potential investments, we look for tenants with the following attributes:

•	Tenants with reliable and sustainable cash flow;

•	Tenants with revenue and cash flow from multiple sources;

•	Tenants that are willing to sign a long-term lease (10 or more years); and

•	Tenants that are large owners and users of real estate.
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at March 31, 2019 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.
After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments for consistency with our objective of owning net lease assets.
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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 51% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries. At March 31, 2019, our top 20 tenants represented approximately 54% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

Asset Management Strategy
In addition to pursuing new properties for investment, we seek to increase earnings and distributions to stockholders through active asset management.
Generally, our asset management efforts seek to achieve:

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
We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries, and the real estate locations in which we have invested.  We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality.  Our active asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:

•	Generate higher returns;

•	Enhance the credit quality of our real estate portfolio;

•	Extend our average remaining lease term; and/or

•	Strategically decrease tenant, industry, or geographic concentration.
At March 31, 2019, we classified 17 properties with a carrying amount of $22.1 million as held for sale on our balance sheet. For the remainder of 2019, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate reaching approximately $75 to $100 million in annual property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2019 at our estimated values or be able to invest the property sale proceeds in new properties.
The active management of the portfolio is an essential component of our long-term strategy of maintaining high occupancy. Since 1970, our occupancy rate at the end of each year has never been below 96%.  However, we cannot assure you that our future occupancy levels will continue to equal or exceed 96%.
Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, the global credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and global credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 50-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2019. As of April 2019, we have paid 86 consecutive quarterly dividend increases and increased the dividend 101 times since our listing on the NYSE in 1994.

2019 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045
3rd increase	Mar 2019	Apr 2019	$0.2260	$0.0005
The dividends paid per share during the first three months of 2019 totaled approximately $0.672, as compared to approximately $0.651 during the first three months of 2018, an increase of $0.021, or 3.2%.
The monthly dividend of $0.226 per share represents a current annualized dividend of $2.712 per share, and an annualized dividend yield of approximately 3.7% based on the last reported sale price of our common stock on the NYSE of $73.56 on March 31, 2019. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the First Three Months of 2019
During the first three months of 2019, we invested $519.5 million in 105 new properties and properties under development or expansion with an initial weighted average contractual lease rate of 6.7%. The 105 new properties and properties under development or expansion are located in 25 states, will contain approximately 2.3 million leasable square feet, and are 100% leased with a weighted average lease term of 17.0 years. The tenants occupying the new properties operate in 14 industries and the property types are 98.7% retail and 1.3% industrial, based on rental revenue. None of our investments during the first three months of 2019 caused any one tenant to be 10% or more of our total assets at March 31, 2019.

The initial weighted average contractual lease rate for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return. When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial weighted average contractual lease rate is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. Of the $519.5 million we invested during the first three months of 2019, $10.9 million was invested in eight properties under development or expansion with an initial weighted average contractual lease rate of 7.2%.  We may continue to pursue development or expansion opportunities under similar arrangements in the future.
Portfolio Discussion

Leasing Results
At March 31, 2019, we had 102 properties available for lease out of 5,876 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio. Since December 31, 2018, when we reported 80 properties available for lease out of 5,797 and a 98.6% occupancy rate, we:

•	Had 108 lease expirations;

•	Re-leased 71 properties; and

•	Sold 15 vacant properties.
Of the 71 properties re-leased during the first three months of 2019, 66 properties were re-leased to existing tenants, four were re-leased to new tenants without vacancy, and one was re-leased to a new tenant after a period of vacancy.  The annual rent on these 71 leases was $17.8 million, as compared to the previous rent on these same properties of $17.0 million, which represents a rent recapture rate of 104.7% on the properties re-leased during the first three months of 2019.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At March 31, 2019, our average annualized rental revenue was approximately $14.38 per square foot on the 5,774 leased properties in our portfolio.  At March 31, 2019, we classified 17 properties with a carrying amount of $22.1 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the first three months of 2019, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs, $56,000 for recurring capital expenditures, and $2.6 million for non-recurring building improvements. In the first three months of 2018, we capitalized costs of $3.2 million on existing properties in our portfolio, consisting of $917,000 for re-leasing costs, $11,000 for recurring capital expenditures, and $2.3 million for non-recurring building improvements.
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
Tau Operating Partnership Buyout and Term Loan Payoff
In January 2019, we redeemed all of the 317,022 remaining common units of Tau Operating Partnership, L.P. held by nonaffiliates for cash. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity. Additionally, in January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity. As part of this transaction, our taxable REIT subsidiary, Crest Net Lease, obtained a 0.11% interest in Tau Operating Partnership.
Investment in United Kingdom
On April 22, 2019, we announced that we signed a definitive agreement to acquire, from a joint venture of affiliates of J Sainsbury PLC ("Sainsbury's") and British Land PLC, 12 properties located in the United Kingdom for £429.0 million under long-term net lease agreements with Sainsbury's, which represents our first international real estate investment. The transaction is expected to close on or around May 22, 2019, subject to customary closing conditions. In connection with the expected closing of the transaction, we intend to borrow approximately £300.0 million in 15-year, senior unsecured debt via private placement, and to use the proceeds from those borrowings and other available funds to pay the purchase price thereof.
Capital Raising
During the first three months of 2019, we raised $2.2 million from the sale of common stock through our Dividend Reinvestment and Stock Purchase Plan, at a weighted average price of $67.85 per share.
Net Income Available to Common Stockholders
Net income available to common stockholders was $110.9 million in the first three months of 2019, as compared to $83.2 million in the first three months of 2018, an increase of $27.7 million. On a diluted per common share basis, net income available to common stockholders was $0.37 in the first three months of 2019, as compared to $0.29 in the first three months of 2018, an increase of $0.08, or 27.6%.
The calculation to determine net income available to common stockholders includes impairments and gains from the sale of properties, which can vary from period to period based on timing and can significantly impact net income available to common stockholders.
Gains from the sale of properties during the first three months of 2019 were $7.3 million, as compared to gains from the sale of properties of $3.2 million during the first three months of 2018. Total provisions for impairment recorded during the first three months of 2019 were $4.7 million, as compared to provisions for impairment of $14.2 million during the first three months of 2018.
Funds from Operations Available to Common Stockholders (FFO)
In the first three months of 2019, FFO increased by $20.8 million, or 9.2%, to $245.7 million, compared to $224.9 million in the first three months of 2018. On a diluted per common share basis, FFO was $0.81 in the first three months of 2019, compared to $0.79 in the first three months of 2018, an increase of $0.02, or 2.5%.
Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the first three months of 2019, AFFO increased by $24.1 million, or 10.7%, to $248.7 million, compared to $224.6 million in the first three months of 2018. On a diluted per common share basis, AFFO was $0.82 in the first three months of 2019, compared to $0.79 in the first three months of 2018, an increase of $0.03, or 3.8%.

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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2019, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.04 billion, or approximately 23.9% of our total market capitalization of $29.42 billion.
We define our total market capitalization at March 31, 2019 as the sum of:

•
Shares of our common stock outstanding of 303,807,421, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $73.56 per share on March 31, 2019, or $22.4 billion;

•	Outstanding borrowings of $838.0 million on our credit facility;

•	Outstanding mortgages payable of $297.1 million, excluding net mortgage premiums of $4.0 million and deferred financing costs of $169,000;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $1.3 million; and

•	Outstanding senior unsecured notes and bonds of $5.4 billion, excluding net unamortized original issuance premiums of $10.3 million and deferred financing costs of $32.5 million.
Universal Shelf Registration
In November 2018, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in November 2021. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
At-the-Market (ATM) Programs
Under our ATM equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. We did not issue any shares under the ATM program during the first three months of 2019. From the inception of our current and prior ATM programs through March 31, 2019, we have issued 33,546,139 shares and raised $2.0 billion. At March 31, 2019, we had 20,453,861 shares remaining for future issuance under our current ATM program.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the first three months of 2019, we issued 31,898 shares and raised approximately $2.2 million under our DRSPP. We did not issue shares under the waiver approval process during the first three months of 2019. From the inception of our DRSPP through March 31, 2019, we have issued 14,261,708 shares and raised approximately $673.1 million.
Revolving Credit Facility
We have a $3.25 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of March 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2019, we had a borrowing capacity of approximately $2.2 billion available on our credit facility, and an outstanding balance of $838.0 million. The weighted average interest rate on borrowings under our credit facility during the first three months of 2019 was 3.3% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2019, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
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
Term Loans
In October 2018, in conjunction with entering into our revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.
In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020.  Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%.  In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%.
Mortgage Debt
As of March 31, 2019, we had $297.1 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at March 31, 2019, we had net premiums totaling $4.0 million on these mortgages and deferred financing costs of $169,000.  We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first three months of 2019, we made $1.2 million in principal payments.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of March 31, 2019, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$5,400
Unamortized net original issuance premiums and deferred financing costs	(22)
$5,378
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2019. Additionally, interest on all of our senior note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of March 31, 2019 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	40.8%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.8%
Debt service coverage (trailing 12 months)(1)	> 1.5x	4.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	247.2%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2018 and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2018, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at March 31, 2019 (in thousands, for trailing twelve months):

Net income available to common stockholders	$391,393
Plus: interest expense, excluding the amortization of deferred financing costs	268,071
Plus: provision for taxes	5,562
Plus: depreciation and amortization	546,194
Plus: provisions for impairment	16,720
Plus: pro forma adjustments	54,870
Less: gain on sales of real estate	(28,688)

Income available for debt service, as defined	$1,254,122

Total pro forma debt service charge	$277,929

Debt service and fixed charge coverage ratio	4.5
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2019, we had cash and cash equivalents totaling $3.0 million.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2019, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of March 31, 2019, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of March 31, 2019 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2019	$—	$—	$—	$19.4	$192.6	$1.2	$10.1	$33.2	$256.5
2020	—	—	250.0	82.4	270.4	1.5	13.5	—	617.8
2021	—	250.0	—	67.0	252.9	1.3	13.2	—	584.4
2022	—	950.0	—	109.7	242.5	1.2	13.1	—	1,316.5
2023	838.0	750.0	—	6.7	189.4	1.3	13.1	—	1,798.5
Thereafter	—	3,450.0	250.0	11.9	1,052.7	19.8	82.1	—	4,866.5
Totals	$838.0	$5,400.0	$500.0	$297.1	$2,200.5	$26.3	$145.1	$33.2	$9,440.2

(1)	The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions.

(2)	Excludes non-cash original issuance discounts and premiums recorded on notes payable of $10.3 million and deferred financing costs of $32.5 million at March 31, 2019.

(3)	Excludes deferred financing costs of $1.3 million.

(4)	Excludes both non–cash net premiums recorded on the mortgages payable of $4.0 million and deferred financing costs of $169,000 at March 31, 2019.

(5)	Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of March 31, 2019 through their respective maturity dates.

(6)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)
Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)	“Other” consists of $23.6 million of commitments under construction contracts and $9.6 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2018, our cash distributions to common stockholders totaled $761.6 million, or 133.5% of our estimated taxable income of $570.4 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first three months of 2019 totaled $204.5 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $248.7 million. In comparison, our 2018 cash distributions to common stockholders totaled $761.6 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $924.6 million.
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
Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 22.9% of the distributions to our common stockholders, made or deemed to have been made in 2018, were classified as a return of capital for federal income tax purposes. We estimate that in 2019, between 15% and 25% of the distributions may be classified as a return of capital.
RESULTS OF OPERATIONS
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term. In an acquisition of multiple properties, we must also allocate the purchase price among the properties.  The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the market where the property is located.  In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
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
The following is a comparison of our results of operations for the three months ended March 31, 2019, to the three months ended March 31, 2018.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
REVENUE
Rental (excluding reimbursable)	$336,690	$306,548	$30,142
Rental (reimbursable)	17,347	11,300	6,047
Other	328	447	(119)
Total revenue	$354,365	$318,295	$36,070
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the first three months of 2019 compared to the first three months of 2018 is primarily attributable to:

•	The 98 properties (1.9 million square feet) we acquired in the first three months of 2019, which generated $3.0 million of rent in the first three months of 2019;

•
The 753 properties (4.8 million square feet) we acquired in 2018, which generated $27.98 million of rent in the first three months of 2019, compared to $428,000 in the first three months of 2018, an increase of $27.6 million;

•
Same store rents generated on 4,891 properties (84.7 million square feet) during the first three months of 2019 and 2018, increased by $4.5 million or 1.5%, to $298.6 million from $294.06 million; partially offset by

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $1.6 million in the first three months of 2019 as compared to the first three months of 2018;

•	A net decrease of $3.3 million relating to properties sold in the first three months of 2019 and during 2018 that were reported in continuing operations; and

•
A net decrease of $105,000 relating to the aggregate of (i) rental revenue from properties (124 properties comprising 2.3 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for ten properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $4.4 million in the first three months of 2019 compared to $4.5 million in the first three months of 2018.

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
Of the 5,876 properties in the portfolio at March 31, 2019, 5,847, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,847 single-tenant properties, 5,748, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years at March 31, 2019. Of our 5,748 leased single-tenant properties, 4,957 or 86.2% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $3.6 million in the first three months of 2019, and $3.3 million in the first three months of 2018. We anticipate percentage rent to be less than 1% of rental revenue for 2019.
Our portfolio of real estate, leased primarily to regional and national tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2019, our portfolio of 5,876 properties was 98.3% leased with 102 properties available for lease, as compared to 98.6% leased, with 80 properties available for lease at December 31, 2018, and 98.6% leased with 75 properties available for lease at March 31, 2018. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to our increase in acquisitions.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
EXPENSES
Depreciation and amortization	$137,517	$131,103	$6,414
Interest	70,020	59,415	10,605
General and administrative	15,108	15,684	(576)
Property (excluding reimbursable)	4,289	5,252	(963)
Property (reimbursable)	17,347	11,300	6,047
Income taxes	1,445	1,223	222
Provisions for impairment	4,672	14,221	(9,549)
Total expenses	$250,398	$238,198	$12,200
Total revenue(1)	337,018	306,995
General and administrative expenses as a percentage of total revenue(1)	4.5%	5.1%
Property expenses (excluding reimbursable) as a percentage of total revenue(1)	1.3%	1.7%

(1)	Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the first three months of 2019 was primarily due to the acquisition of properties in 2018 and the first three months of 2019, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$66,976	$59,650
Credit facility commitment fees	938	625
Amortization of origination and deferred financing costs	2,172	1,965
Loss (gain) on interest rate swaps	678	(2,007)
Amortization of net mortgage premiums	(354)	(459)
Amortization of net note premiums	(292)	(379)
Obligations related to financing lease liabilities	77	77
Interest capitalized	(175)	(57)
Interest expense	$70,020	$59,415

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$6,752,789	$6,176,870
Average interest rates	3.98%	3.86%
The increase in interest expense for the first three months of 2019 is primarily due to the April 2018 issuance of our 3.875% notes due 2025, the October 2018 issuance of our $250.0 million senior term loan, a higher average outstanding balance on our credit facility, and a loss on our interest rate swaps during the first quarter of 2019.
At March 31, 2019, the weighted average interest rate on our:

•	Credit facility outstanding borrowings of $838.0 million was 3.3%;

•	Term loans outstanding of $500.0 million (excluding deferred financing costs of $1.3 million) was 3.3%;

•	Mortgages payable of $297.1 million (excluding net premiums totaling $4.0 million and deferred financing costs of $169,000 on these mortgages) was 5.1%;

•	Notes and bonds payable of $5.4 billion (excluding net unamortized original issue premiums of $10.3 million and deferred financing costs of $32.5 million) was 4.0%; and

•	Combined outstanding notes, bonds, mortgages, term loans and credit facility borrowings of $7.0 billion was 3.9%.
General and Administrative Expenses
General and administrative expenses decreased during the first three months of 2019 due to lower compensation costs, primarily due to lower share-based compensation expense.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2019, 102 properties were available for lease, as compared to 80 at December 31, 2018, and 75 at March 31, 2018.
The decrease in property expenses (excluding reimbursable) in the first three months of 2019 was primarily attributable to lower utilities and property taxes.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the first three months of 2019 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.

Income Taxes
Income taxes are for city and state income and franchise taxes paid by us and our subsidiaries.
Provisions for Impairment
For the first three months of 2019, we recorded total provisions for impairment of $4.7 million on three properties classified as held for sale and four sold properties. For the first three months of 2018, we recorded total provisions for impairment of $14.2 million on nine sold properties and one property held for investment.
Gain on Sales of Real Estate
During the first three months of 2019, we sold 19 properties for $22.5 million, which resulted in a gain of $7.3 million. During the first three months of 2018, we sold 14 properties for $13.8 million, which resulted in a gain of $3.2 million.
Net Income Available to Common Stockholders
Net income available to common stockholders was $110.9 million in the first three months of 2019, compared to $83.2 million in the first three months of 2018, an increase of $27.7 million. On a diluted per common share basis, net income available to common stockholders was $0.37 in the first three months of 2019, as compared to $0.29 in the first three months of 2018, an increase of $0.08, or 27.6%.
The calculation to determine net income available to common stockholders includes impairments and gains from the sale of properties, which can vary from period to period based on timing and significantly impact net income available to the Company and available to common stockholders.
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

	Three Months Ended March 31,
Dollars in thousands	2019	2018
Net income	$111,230	$83,315
Interest	70,020	59,415
Income taxes	1,445	1,223
Depreciation and amortization	137,517	131,103
Provisions for impairment	4,672	14,221
Gain on sales of real estate	(7,263)	(3,218)
Quarterly Adjusted EBITDAre	$317,621	$286,059

Annualized Adjusted EBITDAre (1)	$1,270,484	$1,144,236
Total Debt	$7,015,427	$6,594,242
Debt/Adjusted EBITDAre	5.5	5.8

(1)	We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
In the first three months of 2019, FFO increased by $20.8 million, or 9.2%, to $245.7 million, compared to $224.9 million in the first three months of 2018. On a diluted per common share basis, FFO was $0.81 in the first three months of 2019, compared to $0.79 in the first three months of 2018, an increase of $0.02, or 2.5%.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$110,942	$83,163
Depreciation and amortization	137,517	131,103
Depreciation of furniture, fixtures and equipment	(155)	(159)
Provisions for impairment	4,672	14,221
Gain on sales of real estate	(7,263)	(3,218)
FFO adjustments allocable to noncontrolling interests	(38)	(228)
FFO available to common stockholders	$245,675	$224,882
FFO allocable to dilutive noncontrolling interests	—	218
Diluted FFO	$245,675	$225,100

FFO per common share, basic and diluted	$0.81	$0.79

Distributions paid to common stockholders	$204,546	$185,556
FFO available to common stockholders in excess of distributions paid to common stockholders	$41,129	$39,326
Weighted average number of common shares used for computation per share:
Basic	303,528,336	283,917,418
Diluted	303,819,878	284,345,328
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus impairments of depreciable real estate assets, and reduced by gains on property sales.

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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
In the first three months of 2019, AFFO increased by $24.1 million, or 10.7%, to $248.7 million, compared to $224.6 million in the first three months of 2018. On a diluted per common share basis, AFFO was $0.82 in the first three months of 2019, compared to $0.79 in the first three months of 2018, an increase of $0.03, or 3.8%.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$110,942	$83,163
Cumulative adjustments to calculate FFO (1)	134,733	141,719
FFO available to common stockholders	245,675	224,882
Amortization of share-based compensation	2,764	3,662
Amortization of deferred financing costs (2)	1,040	844
Amortization of net mortgage premiums	(354)	(459)
Loss (gain) on interest rate swaps	678	(2,007)
Leasing costs and commissions	(323)	(917)
Recurring capital expenditures	(56)	(11)
Straight-line rent	(4,862)	(5,365)
Amortization of above and below-market leases	4,114	3,864
Other adjustments (3)	58	67
Total AFFO available to common stockholders	$248,734	$224,560
AFFO allocable to dilutive noncontrolling interests	—	229
Diluted AFFO	$248,734	$224,789

AFFO per common share, basic and diluted	$0.82	$0.79

Distributions paid to common stockholders	$204,546	$185,556

AFFO available to common stockholders in excess of distributions paid to common stockholders	$44,188	$39,004
Weighted average number of common shares used for computation per share:
Basic	303,528,336	283,917,418
Diluted	303,819,878	284,345,328

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

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

(3)	Includes adjustments allocable to both non-controlling interests and obligations related to financing lease liabilities.

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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2019, we owned a diversified portfolio:

•	Of 5,876 properties;

•	With an occupancy rate of 98.3%, or 5,774 properties leased and 102 properties available for lease;

•	Leased to 261 different commercial tenants doing business in 48 separate industries;

•	Located in 49 states and Puerto Rico;

•	With over 95.2 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,205 square feet; approximately 11,422 square feet per retail property and 229,100 square feet per industrial property.
At March 31, 2019, of our 5,876 properties, 5,774 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.
At March 31, 2019, our 261 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 328 additional tenants, representing approximately 5% of our annualized revenue at March 31, 2019, which brings our total tenant count to 589 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended March 31, 2019	For the Years Ended
		Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Aerospace	0.8%	0.8%	0.9%	1.0%	1.1%	1.2%
Apparel stores	1.2	1.3	1.6	1.9	2.0	2.0
Automotive collision services	0.9	0.9	1.0	1.0	1.0	0.8
Automotive parts	1.6	1.7	1.3	1.3	1.4	1.3
Automotive service	2.1	2.2	2.2	1.9	1.9	1.8
Automotive tire services	2.3	2.4	2.6	2.7	2.9	3.2
Beverages	2.3	2.5	2.7	2.6	2.7	2.8
Child care	2.3	1.7	1.8	1.9	2.0	2.2
Consumer appliances	0.5	0.5	0.5	0.5	0.6	0.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.7	0.7	0.8	0.9	0.9	0.9
Convenience stores	12.2	11.2	9.6	8.7	9.2	10.1
Crafts and novelties	0.7	0.7	0.6	0.6	0.6	0.6
Diversified industrial	0.7	0.8	0.9	0.9	0.8	0.5
Dollar stores	7.4	7.5	7.9	8.6	8.9	9.6
Drug stores	9.8	10.2	10.9	11.2	10.6	9.5
Education	0.2	0.3	0.3	0.3	0.3	0.4
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.4	0.4	0.4	0.5	0.5	0.5
Equipment services	0.4	0.4	0.4	0.6	0.5	0.6
Financial services	2.3	2.3	2.4	1.8	1.7	1.8
Food processing	0.5	0.5	0.6	1.1	1.2	1.4
General merchandise	2.0	2.3	2.0	1.8	1.7	1.5
Government services	0.8	0.9	1.0	1.1	1.2	1.3
Grocery stores	4.8	5.0	4.4	3.1	3.0	3.0
Health and beauty	0.3	0.2	*	*	*	*
Health and fitness	7.7	7.4	7.5	8.1	7.7	7.0
Health care	1.5	1.5	1.4	1.5	1.7	1.8
Home furnishings	0.8	0.8	0.9	0.8	0.9	0.9
Home improvement	2.9	3.0	2.6	2.5	2.4	1.7
Insurance	0.1	0.1	0.1	0.1	0.1	0.1
Jewelry	0.1	0.1	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.1	0.2
Motor vehicle dealerships	2.2	1.9	2.1	1.9	1.6	1.6
Office supplies	0.2	0.2	0.2	0.3	0.3	0.4
Other manufacturing	0.7	0.7	0.8	0.8	0.7	0.7
Packaging	1.0	1.1	1.0	0.8	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.5	0.5	0.6	0.6	0.7	0.7
Restaurants - casual dining	3.3	3.2	3.8	3.9	3.8	4.3
Restaurants - quick service	6.4	5.7	5.1	4.9	4.2	3.7
Shoe stores	0.2	0.5	0.6	0.7	0.7	0.9
Sporting goods	1.1	1.1	1.4	1.6	1.8	1.6
Telecommunications	0.6	0.6	0.6	0.6	0.7	0.7
Theaters	5.2	5.5	5.0	4.9	5.1	5.3
Transportation services	4.8	5.0	5.4	5.5	5.4	5.2
Wholesale clubs	2.8	3.0	3.3	3.6	3.8	4.1
Other	0.1	0.1	0.1	0.2	0.2	0.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2019 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2019 (1)	Percentage of Rental Revenue
Retail	5,702	65,128,800	$277,813	82.4%
Industrial	117	26,804,700	39,038	11.6
Office	42	3,104,200	13,548	4.0
Agriculture	15	184,500	6,647	2.0
Totals	5,876	95,222,200	$337,046	100.0%

(1)	Includes rental revenue for all properties owned at March 31, 2019. Excludes revenue of $(356) from sold properties and rental revenue (reimbursable) of $17,347.
Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total rental revenue at March 31, 2019:

Tenant	Number of Leases	% of Rental Revenue(1)
Walgreens	218	6.1%
7-Eleven	398	5.4%
FedEx	42	4.7%
Dollar General	600	4.0%
LA Fitness	54	3.6%
Dollar Tree / Family Dollar	469	3.4%
AMC Theatres	32	3.2%
Walmart / Sam’s Club	51	2.7%
Life Time Fitness	14	2.4%
Circle K (Couche-Tard)	297	2.3%
BJ’s Wholesale Clubs	15	2.0%
Treasury Wine Estates	17	1.9%
CVS Pharmacy	84	1.8%
Regal Cinemas	24	1.8%
Kroger	20	1.7%
Super America / Western Refining	137	1.7%
GPM Investments / Fas Mart	210	1.6%
TBC Corporation (Sumitomo)	159	1.5%
Home Depot	17	1.3%
Rite Aid	49	1.2%
Totals	2,907	54.3%

(1)	Excludes rental revenue (reimbursable).

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at March 31, 2019, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended March 31, 2019 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$2,995	1.1%
Automotive service	7,213	2.6
Child care	7,856	2.8
Education	764	0.3
Entertainment	1,292	0.5
Equipment services	114	*
Financial services	6,692	2.4
Health and fitness	26,125	9.4
Health care	2,010	0.7
Telecommunications	80	*
Theaters	17,626	6.4
Transportation services	250	0.1
Other	122	*
	73,139	26.3%
Tenants Selling Goods and Services
Automotive parts (with installation)	1,655	0.6
Automotive tire services	7,777	2.8
Convenience stores	41,092	14.8
Health and beauty	13	*
Motor vehicle dealerships	7,347	2.6
Pet supplies and services	694	0.3
Restaurants - casual dining	10,596	3.8
Restaurants - quick service	21,725	7.8
	90,899	32.7%
Tenants Selling Goods
Apparel stores	4,001	1.4
Automotive parts	3,373	1.2
Book stores	113	*
Consumer electronics	1,110	0.4
Crafts and novelties	1,872	0.7
Dollar stores	24,951	9.0
Drug stores	31,699	11.4
General merchandise	5,755	2.1
Grocery stores	16,131	5.8
Home furnishings	2,178	0.8
Home improvement	8,487	3.1
Jewelry	175	0.1
Office supplies	582	0.2
Shoe stores	185	0.1
Sporting goods	3,570	1.3
Wholesale clubs	9,593	3.4
	113,775	41.0%
Totals	$277,813	100.0%

*	Less than 0.1%

(1)
Includes rental revenue for all retail leases for properties owned at March 31, 2019.  Excludes revenue of $59,233 from non-retail leases, $(356) from sold properties, and $17,347 of rental revenue (reimbursable).

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended March 31, 2019 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable Sq. Feet	Rental Revenue	% of Rental Revenue
Year	Retail	Non-Retail
2019	158	6	1,804,500	8,265	2.4
2020	221	13	3,955,500	12,519	3.7
2021	322	15	5,432,500	15,303	4.5
2022	409	22	10,116,500	20,724	6.2
2023	543	23	9,579,000	30,152	9.0
2024	335	15	6,078,600	19,043	5.7
2025	342	13	5,467,200	22,261	6.6
2026	312	4	4,688,200	16,110	4.8
2027	536	5	6,177,300	22,388	6.6
2028	339	14	9,065,000	22,601	6.7
2029	418	7	7,754,800	21,625	6.4
2030	171	14	3,702,400	18,428	5.5
2031	307	25	6,107,700	27,557	8.2
2032	100	4	3,221,000	12,403	3.7
2033	271	—	2,331,700	15,096	4.5
2034-2043	879	4	8,359,100	52,034	15.5
Totals	5,663	184	93,841,000	$336,509	100.0%

*	Less than 0.1%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $537 from 122 expired leases, $(356) from sold properties, and $17,347 of rental revenue (reimbursable) at March 31, 2019. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2019 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2018(1)	Percentage of Rental Revenue
Alabama	168	98%	1,586,900	$5,955	1.8%
Alaska	3	100	274,600	547	0.2
Arizona	117	100	1,811,400	6,951	2.1
Arkansas	86	99	922,300	2,570	0.8
California	196	99	6,161,600	29,439	8.7
Colorado	96	95	1,552,500	5,841	1.7
Connecticut	19	95	508,500	2,001	0.6
Delaware	18	100	93,000	669	0.2
Florida	396	97	4,179,700	18,683	5.5
Georgia	282	97	4,400,100	13,870	4.1
Idaho	12	100	87,000	405	0.1
Illinois	274	99	6,163,200	20,150	6.0
Indiana	188	99	2,324,700	9,031	2.7
Iowa	40	93	3,034,800	4,372	1.3
Kansas	115	96	2,026,500	5,254	1.6
Kentucky	80	99	1,702,400	4,752	1.4
Louisiana	116	97	1,607,000	5,336	1.6
Maine	18	100	203,700	1,225	0.4
Maryland	37	97	1,017,500	4,949	1.5
Massachusetts	58	95	782,100	3,602	1.1
Michigan	192	99	2,002,200	7,107	2.1
Minnesota	165	99	2,250,300	10,500	3.1
Mississippi	168	96	1,845,400	5,365	1.6
Missouri	176	97	2,782,600	8,791	2.6
Montana	11	100	87,000	482	0.1
Nebraska	44	98	782,900	1,993	0.6
Nevada	24	96	1,196,900	2,148	0.6
New Hampshire	13	100	313,100	1,594	0.5
New Jersey	73	99	998,400	5,835	1.7
New Mexico	34	100	366,400	1,108	0.3
New York	126	100	2,836,700	15,665	4.6
North Carolina	191	98	3,021,200	9,989	3.0
North Dakota	6	83	117,700	165	—
Ohio	307	99	7,089,000	16,451	4.9
Oklahoma	178	100	1,942,600	5,526	1.6
Oregon	29	97	596,600	2,527	0.7
Pennsylvania	223	98	2,295,500	10,985	3.3
Rhode Island	3	100	158,000	814	0.2
South Carolina	178	99	1,691,600	8,697	2.6
South Dakota	15	100	195,200	473	0.1
Tennessee	252	97	3,720,400	12,058	3.6
Texas	713	99	10,697,900	38,965	11.6
Utah	22	100	933,000	2,267	0.7
Vermont	2	100	88,000	365	0.1
Virginia	212	99	3,134,900	10,293	3.1
Washington	47	98	755,700	2,961	0.9
West Virginia	25	100	418,100	1,471	0.4
Wisconsin	118	99	2,382,400	6,409	1.9
Wyoming	6	100	54,700	291	0.1
Puerto Rico	4	100	28,300	149	—
Totals\Average	5,876	98%	95,222,200	$337,046	100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at March 31, 2019. Excludes revenue of $(356) from sold properties and $17,347 of tenant reimbursement revenue.
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
With respect to recycling and reuse practices, we encourage the use of recycled products and the recycling of materials during our operations. Cell phones, wireless devices and office equipment are recycled or donated whenever possible. In 2018, we sent more than 28,500 pounds of paper to our offsite partner for recycling.
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

Realty Income also has an internal "Green Team" that encourages our employees to focus on environmentally-smart choices to further reduce our environmental impact as a company. The Green Team, which includes executive and officer-level employees, works to positively impact the environment through education and engagement within the company and local communities, focusing on waste, energy, and water management.
Company Culture and Employees
We put great effort into cultivating an inclusive company culture. We are one team, and together we are committed to a culture that provides an engaging work environment and encourages respect, collaboration, humility, transparency, and integrity. Regular open communication is central to how we work, and our employees take pride in our 50-year history of providing monthly dividends to our stockholders. We hire talented employees with diverse backgrounds and perspectives, and work to provide an environment where capable team members have fulfilling careers in the real estate industry.
Social Responsibility
We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees and shareholders live and work. Our employees are awarded compensation that is in line with those of our peers and competitors, including generous healthcare benefits (medical, dental, vision) for all employees and their families, participation in a 401(k) plan with a matching contribution from Realty Income, restricted stock awards based on company performance, competitive paid time-off benefits, a well-being program, continued education and development opportunities, up to 16 weeks of paid maternity leave, and an infant-at-work program for new parents. We also have a long-standing commitment to being an equal opportunity employer and adhere to all Equal Employer Opportunity Policy guidelines.

We believe that giving back to our community is an extension of our mission to improve the lives of our shareholders, our employees, and their families. Realty Income and its employees have taken an active role in supporting communities through civic involvement with non-profit organizations and corporate donations. Our non-profit activities resulted in approximately 810 company-sponsored employee volunteer hours in 2018, principally through our partnership with San Diego Habitat for Humanity. We are proud of the efforts we have made to date and look forward to continuing to strengthen our impact as part of the successful operations of The Monthly Dividend Company®.

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

Business Ethics
We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our shareholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through the company’s whistleblower hotline and reported to our Audit Committee quarterly.
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
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2019. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2019	$3.6	5.62%	$15.9	4.46%
2020	332.4	3.21	—	—
2021	316.9	5.73	—	—
2022	1,059.7	3.43	—	—
2023	756.7	4.65	838.0	2.78
Thereafter	3,711.9	4.00	—	—
Totals (1)	$6,181.2	4.03%	$853.9	2.81%
Fair Value (2)	$6,423.6		$853.9

(1)
Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At March 31, 2019, the unamortized balance of net premiums on mortgages payable is $4.0 million, the unamortized balance of net original issuance premiums on notes payable is $10.3 million, and the balance of deferred financing costs on mortgages payable is $169,000, on notes payable is $32.5 million, and on term loans is $1.3 million.

(2)
We base the estimated fair value of the fixed rate senior notes and bonds at March 31, 2019 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at March 31, 2019 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at March 31, 2019.

The table above incorporates only those exposures that exist as of March 31, 2019. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two mortgages totaling $23.1 million at March 31, 2019, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $15.9 million at March 31, 2019. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $838.0 million at March 31, 2019, a 1% change in interest rates would change our interest rate costs by $8.4 million per year.

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
As of and for the quarter ended March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	48,779 shares of stock, at a weighted average price of $63.04, in January 2019;

•	14,230 shares of stock, at a weighted average price of $69.57, in February 2019; and

•	136 shares of stock, at a weighted average price of $69.15, in March 2019.
Item 6:        Exhibits
Articles of Incorporation and Bylaws

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 6, 2012 (File No. 001-13374), by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on September 6, 2012 and incorporated herein by reference).

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 6, 2013, by and among Realty Income Corporation, Tau Acquisition LLC and American Realty Capital Trust, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K, filed on January 7, 2013 (File No. 001-13374) and incorporated herein by reference).

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 033-69410) and incorporated herein by reference).

3.2	Articles of Amendment dated July 29, 2011 (filed as exhibit 3.1 to the Company's Form 8-K, filed on August 2, 2011 (File No. 001-13374) and incorporated herein by reference).
3.3	Articles of Amendment dated June 21, 2012 (filed as exhibit 3.1 to the Company's Form 8-K, filed on June 21, 2012 (File No. 001-13374) and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company dated March 13, 2018 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2018 (File No. 001-13374) and incorporated herein by reference).
3.5
Articles Supplementary dated June 30, 1998 establishing the terms of the Company's Class A Junior Participating Preferred Stock (filed as exhibit A to exhibit 1 of Form 8-A12B, filed on June 26, 1998 (File No. 001-13374) and incorporated herein by reference).

3.6
Articles Supplementary dated May 24, 1999 establishing the terms of the Company's 93/8% Class B Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 on Form 8-K, filed on May 25, 1999 (File No. 001-13374) and incorporated herein by reference).

3.7
Articles Supplementary dated July 28, 1999 establishing the terms of the Company's 91/2% Class C Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 on Form 8-K, filed on July 30, 1999 (File No. 001-13374) and incorporated herein by reference).

3.8
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 on Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.9
Articles Supplementary dated November 30, 2006 establishing the terms of the Company's 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 on Form 8-A12B, filed on December 5, 2006 (File No. 001-13374) and incorporated herein by reference).

3.10
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 (File No. 001-13374) and incorporated herein by reference).

3.11
Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.12
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated April 17, 2012 (filed as exhibit 3.3 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures
4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 (File No. 001-13374) and incorporated herein by reference).

4.2	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 (File No. 033-69410) and incorporated herein by reference).
4.3
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 (File No. 033-69410) and incorporated herein by reference).

4.4	Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 29, 2010 (File No. 001-13374) and incorporated herein by reference).
4.5
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, establishing a series of securities entitled 5.750% Notes due 2021 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 29, 2010 (File No. 001-13374) and incorporated herein by reference).

4.6
Form of Common Stock Certificate (filed as exhibit 4.16 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011 (File No. 001-13374) and incorporated herein by reference).

4.7	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “2.000% Notes due 2018” and establishing a series of securities entitled “3.250% Notes due 2022” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).

4.9	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).
4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.650% Notes due 2023” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).

4.11	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.13	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.14
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.15	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.16
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.18	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.19
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

4.20	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.21	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.22	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
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

4.24	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
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

Material Contracts
10.1	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).
10.2
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).

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
Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 2, 2019	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)