Form 10-Q
period 2019-06-30
REALTY INCOME CORP
filed 2019-08-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 318,227,804 shares of common stock outstanding as of July 30, 2019.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2019

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate, at cost:
Land	$5,058,572	$4,682,660
Buildings and improvements	12,774,967	11,858,806
Total real estate, at cost	17,833,539	16,541,466
Less accumulated depreciation and amortization	(2,911,779)	(2,714,534)
Net real estate held for investment	14,921,760	13,826,932
Real estate held for sale, net	18,506	16,585
Net real estate	14,940,266	13,843,517
Cash and cash equivalents	27,136	10,387
Accounts receivable	165,470	144,991
Lease intangible assets, net	1,308,564	1,199,597
Goodwill	14,536	14,630
Other assets, net	292,658	47,361
Total assets	$16,748,630	$15,260,483

LIABILITIES AND EQUITY
Distributions payable	$72,752	$67,789
Accounts payable and accrued expenses	156,859	133,765
Lease intangible liabilities, net	330,893	310,866
Other liabilities	251,244	127,109
Line of credit payable	8,000	252,000
Term loans, net	498,829	568,610
Mortgages payable, net	299,397	302,569
Notes payable, net	6,268,062	5,376,797
Total liabilities	7,886,036	7,139,505
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 318,218,713 shares issued and outstanding as of June 30, 2019 and 370,100,000 shares authorized, 303,742,090 shares issued and outstanding as of December 31, 2018	11,722,036	10,754,495
Distributions in excess of net income	(2,869,937)	(2,657,655)
Accumulated other comprehensive loss	(14,597)	(8,098)
Total stockholders’ equity	8,837,502	8,088,742
Noncontrolling interests	25,092	32,236
Total equity	8,862,594	8,120,978
Total liabilities and equity	$16,748,630	$15,260,483
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUE
Rental (including reimbursable)	$364,252	$325,265	$718,289	$643,113
Other	1,198	3,621	1,526	4,068
Total revenue	365,450	328,886	719,815	647,181

EXPENSES
Depreciation and amortization	150,426	133,999	287,943	265,102
Interest	72,488	66,628	142,508	126,043
General and administrative	18,585	17,954	33,693	33,638
Property (including reimbursable)	21,342	16,236	42,978	32,788
Income taxes	1,155	1,208	2,600	2,431
Provisions for impairment	13,061	3,951	17,733	18,172
Total expenses	277,057	239,976	527,455	478,174
Gain on sales of real estate	6,891	7,787	14,154	11,005
Foreign currency and derivative gains, net	136	—	136	—
Net income	95,420	96,697	206,650	180,012
Net income attributable to noncontrolling interests	(226)	(317)	(514)	(469)
Net income available to common stockholders	$95,194	$96,380	$206,136	$179,543

Amounts available to common stockholders per common share:
Net income, basic and diluted	$0.31	$0.34	$0.67	$0.63

Weighted average common shares outstanding:
Basic	311,032,972	284,928,969	307,293,949	284,469,689
Diluted	311,322,162	285,372,256	307,580,127	284,924,336

Other comprehensive income:
Net income available to common stockholders	$95,194	$96,380	$206,136	$179,543
Foreign currency translation adjustment	(6)	—	(6)	—
Unrealized loss on derivatives, net	(2,794)	—	(6,493)	—
Comprehensive income available to common stockholders	$92,394	$96,380	$199,637	$179,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended June 30, 2019 and 2018

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, March 31, 2019	303,807,421	$10,748,467	$(2,752,775)	$(11,797)	$7,983,895	$25,181	$8,009,076
Net income	—	—	95,194	—	95,194	226	95,420
Other comprehensive loss	—	—	—	(2,800)	(2,800)	—	(2,800)
Distributions paid and payable	—	—	(212,356)	—	(212,356)	(315)	(212,671)
Share issuances, net of costs	14,384,215	969,162	—	—	969,162	—	969,162
Share-based compensation, net	27,077	4,407	—	—	4,407	—	4,407
Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594

Balance, March 31, 2018	284,380,175	$9,625,200	$(2,357,220)	$—	$7,267,980	$29,679	$7,297,659
Net Income	—	—	96,380	—	96,380	317	96,697
Distributions paid and payable	—	—	(188,953)	—	(188,953)	(473)	(189,426)
Share issuances, net of costs	5,622,401	295,897	—	—	295,897	—	295,897
Issuance of common partnership units	—	—	—	—	—	6,704	6,704
Reallocation of equity	—	(492)	—	—	(492)	492	—
Share-based compensation, net	21,699	4,938	—	—	4,938	—	4,938
Balance, June 30, 2018	290,024,275	$9,925,543	$(2,449,793)	$—	$7,475,750	$36,719	$7,512,469

Six Months Ended June 30, 2019 and 2018

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	206,136	—	206,136	514	206,650
Other comprehensive loss	—	—	—	(6,499)	(6,499)	—	(6,499)
Distributions paid and payable	—	—	(418,418)	—	(418,418)	(588)	(419,006)
Share issuances, net of costs	14,416,113	971,313	—	—	971,313	—	971,313
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,869)	—	—	(6,869)	(13,356)	(20,225)
Share-based compensation, net	60,510	3,097	—	—	3,097	—	3,097
Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594

Balance, December 31, 2017	284,213,685	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	179,543	—	179,543	469	180,012
Distributions paid and payable	—	—	(376,573)	—	(376,573)	(829)	(377,402)
Share issuances, net of costs	5,668,334	298,115	—	—	298,115	—	298,115
Issuance of common partnership units	—	—	—	—	—	18,848	18,848
Redemption of common units	60,000	1,468	—	—	1,468	(1,468)	—
Reallocation of equity	—	(492)	—	—	(492)	492	—
Share-based compensation, net	82,256	2,188	—	—	2,188	—	2,188
Balance, June 30, 2018	290,024,275	$9,925,543	$(2,449,793)	$—	$7,475,750	$36,719	$7,512,469

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206,650	$180,012
Adjustments to net income:
Depreciation and amortization	287,943	265,102
Amortization of share-based compensation	7,291	8,657
Non-cash revenue adjustments	(4,351)	(4,029)
Amortization of net premiums on mortgages payable	(708)	(813)
Amortization of deferred financing costs	3,960	3,469
Loss (gain) on interest rate swaps	1,364	(2,799)
Foreign currency and derivative gains, net	(136)	—
Gain on sales of real estate	(14,154)	(11,005)
Provisions for impairment on real estate	17,733	18,172
Change in assets and liabilities
Accounts receivable and other assets	(11,250)	2,785
Accounts payable, accrued expenses and other liabilities	(4,679)	17,718
Net cash provided by operating activities	489,663	477,269
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,604,575)	(829,818)
Improvements to real estate, including leasing costs	(11,767)	(17,017)
Proceeds from sales of real estate	51,052	47,526
Insurance proceeds received	—	3,836
Collection of loans receivable	—	5,267
Non-refundable escrow deposits	(9,619)	—
Net cash used in investing activities	(1,574,909)	(790,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(413,410)	(373,044)
Borrowings on line of credit	1,404,000	1,140,000
Payments on line of credit	(1,648,000)	(716,000)
Principal payment on term loan	(70,000)	(125,866)
Proceeds from notes and bonds payable issued	895,774	497,500
Principal payment on notes payable	—	(350,000)
Principal payments on mortgages payable	(2,492)	(13,447)
Proceeds from common stock offerings, net	845,061	—
Proceeds from dividend reinvestment and stock purchase plan	4,098	4,806
Proceeds from At-the-Market (ATM) program, net	122,155	297,983
Redemption of common units	(20,225)	—
Distributions to noncontrolling interests	(635)	(758)
Debt issuance costs	(7,331)	(4,436)
Other items, including shares withheld upon vesting	(4,195)	(11,143)
Net cash provided by financing activities	1,104,800	345,595
Effect of exchange rate changes on cash and cash equivalents	(733)	—
Net increase in cash, cash equivalents and restricted cash	18,821	32,658
Cash, cash equivalents and restricted cash, beginning of period	21,071	12,142
Cash, cash equivalents and restricted cash, end of period	$39,892	$44,800
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

1.	Management Statement
The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. Unless otherwise indicated, all dollar amounts are expressed in United States (U.S.) dollars.
At June 30, 2019 we owned 5,951 properties, located in 49 states, Puerto Rico and the United Kingdom (U.K.), consisting of over 98.4 million leasable square feet.
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
B.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes and for U.K. income taxes.
C.  We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time. Based on our analysis of goodwill during the second quarters of 2019 and 2018, respectively, we determined there was no impairment on our existing goodwill.
D.  In February 2016, the FASB issued ASU 2016-02 (Topic 842, Leases), which amended Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of our leases remain classified as operating leases, and we continue to recognize lease income on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. We adopted this standard effective as of January 1, 2019 using the effective date method, and elected the practical expedients available for implementation under the standard. As a result, we recognize lease obligations for ground leases designated as operating and financing leases with corresponding right of use assets and liabilities (see note 3). Additionally, above-market rents on certain of our leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, and below-market rents on certain of our leases under which we are a lessor are accounted for as prepaid rent (see note 3). Also, as a result of the adoption of this standard, tenant reimbursable revenue and property expenses are now presented on a gross basis as both tenant reimbursement revenue included in rental revenue, and as a reimbursable expense included in property expenses, respectively, on our consolidated statements of income and comprehensive income. Property taxes and insurance paid directly by the lessee to a third party will continue to be presented on a net basis. These presentation changes had no impact on our results of operations. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity; however, we have elected to aggregate prior period tenant reimbursement revenue within rental revenue to be consistent with the current period presentation within the statements of income and comprehensive income.
E.  In connection with our acquisition of properties in the U.K. during the second quarter of 2019, we adopted accounting guidance applicable under Topic 830, Foreign Currency Matters. The functional currency of the U.K. subsidiary holding the acquired properties is the British pound sterling. Assets and liabilities from our foreign-owned subsidiary are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Equity accounts are translated at historical rates, except for retained earnings, whereas the impact is calculated via the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rates during the period. The cumulative translation adjustments from our U.K. subsidiary are recorded in accumulated other comprehensive income in the consolidated statements of equity. We have intercompany debt denominated in the British pound sterling, which is the same currency as the functional currency of our U.K. subsidiary. When this debt is remeasured against the functional currency of the Company, which is the U.S. dollar, a gain or loss can result. Such transaction gains or losses realized upon settlement of a foreign currency transaction, which may include intercompany transactions, are included in net income under the caption ‘Foreign currency and derivative gains (losses), net’.
3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Lease intangible assets, net, consist of the following at:	June 30, 2019	December 31, 2018
	In-place leases	$1,400,686	$1,321,979
	Accumulated amortization of in-place leases	(587,683)	(546,573)
	Above-market leases	674,515	583,109
	Accumulated amortization of above-market leases	(178,954)	(158,918)
		$1,308,564	$1,199,597

B.	Other assets, net, consist of the following at:	June 30, 2019	December 31, 2018
	Right of use asset - operating leases, net	$125,346	$—
	Financing receivables	59,938	—
	Right of use asset - financing leases	36,901	—
	Credit facility origination costs, net	12,564	14,248
	Prepaid expenses	11,443	11,595
	Impounds related to mortgages payable	11,433	9,555
	Value-added tax receivable	10,644	—
	Non-refundable escrow deposits	9,619	200
	Corporate assets, net	5,446	5,681
	Derivative assets and receivables - at fair value	5,433	3,100
	Restricted escrow deposits	1,323	1,129
	Other items	2,568	1,853
		$292,658	$47,361

C.	Distributions payable consist of the following declared distributions at:	June 30, 2019	December 31, 2018
	Common stock distributions	$72,647	$67,636
	Noncontrolling interests distributions	105	153
		$72,752	$67,789

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2019	December 31, 2018
	Notes payable - interest payable	$74,879	$73,094
	Property taxes payable	19,073	14,511
	Derivative liabilities and payables - at fair value	15,794	7,001
	Accrued costs on properties under development	10,978	8,137
	Value-added tax payable	10,644	—
	Mortgages, term loans, and credit line - interest payable	1,273	1,596
	Other items	24,218	29,426
		$156,859	$133,765

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2019	December 31, 2018
	Below-market leases	$433,548	$404,938
	Accumulated amortization of below-market leases	(102,655)	(94,072)
		$330,893	$310,866

F.	Other liabilities consist of the following at:	June 30, 2019	December 31, 2018
	Lease liability - operating leases, net	$126,778	$—
	Rent received in advance and other deferred revenue	112,301	115,380
	Security deposits	6,374	6,093
	Lease liability - financing leases	5,791	—
	Capital lease obligation	—	5,636
		$251,244	$127,109

4.	Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A.Acquisitions During the First Six Months of 2019 and 2018
Below is a summary of our acquisitions for the second quarter and six months ended June 30, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended June 30, 2019 (1)
Acquisitions - U.S. (in 28 states)	78	2.3	$532.3	14.8	6.9%
Acquisitions - U.K. (2)	12	1.1	549.2	14.8	5.3%
Total Acquisitions	90	3.4	1,081.5	14.8	6.1%
Properties under Development - U.S.	12	0.4	13.2	15.9	7.3%
Total (3)	102	3.8	$1,094.7	14.8	6.1%

Six months ended June 30, 2019 (1)
Acquisitions - U.S. (in 34 states)	175	4.2	$1,040.9	15.9	6.8%
Acquisitions - U.K. (2)	12	1.1	549.2	14.8	5.3%
Total Acquisitions	187	5.3	1,590.1	15.5	6.3%
Properties under Development - U.S.	12	0.4	24.1	16.5	7.2%
Total (4)	199	5.7	$1,614.2	15.6	6.3%

(1)	None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at June 30, 2019. All of our 2019 investments are 100% leased.

(2)	Represents investment of £433.9 million, multiplied by the applicable exchange rate on the closing date of the acquisition.

(3)
The tenants occupying the new properties operate in 15 industries, and are 99.4% retail and 0.6% industrial, based on rental revenue. Approximately 12% of the rental revenue generated from acquisitions during the second quarter of 2019 is from investment grade rated tenants and their subsidiaries.

(4)
The tenants occupying the new properties operate in 17 industries, and are 99.1% retail and 0.9% industrial, based on rental revenue. Approximately 18% of the rental revenue generated from acquisitions during the first six months of 2019 is from investment grade rated tenants and their subsidiaries.

The $1.6 billion invested during the first six months of 2019 was allocated as follows: $436.3 million to land, of which $17.4 million related to right of use assets under long-term ground leases, $976.1 million to buildings and improvements, $183.7 million to intangible assets related to leases, $60.2 million to financing receivables related to certain leases with above-market terms, $32.2 million to intangible liabilities related to below-market leases, and $8.2 million to prepaid rent related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first six months of 2019 generated total revenues of $19.7 million and net income of $10.0 million during the six months ended June 30, 2019.

Below is a summary of our acquisitions for the second quarter and six months ended June 30, 2018:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended June 30, 2018 (1)
Acquisitions - U.S. (in 24 states)	180	1.0	$286.5	14.2	6.5%
Properties under Development - U.S.	10	0.9	60.5	10.7	6.7%
Total (2)	190	1.9	$347.0	13.6	6.5%

Six months ended June 30, 2018 (1)
Acquisitions - U.S. (in 32 states)	348	1.8	$792.5	14.1	6.3%
Properties under Development - U.S.	10	1.0	64.3	10.8	6.7%
Total (3)	358	2.8	$856.8	13.8	6.3%

(1)	All of our 2018 investments were 100% leased upon acquisition.

(2)
The tenants occupying the new properties operated in 15 industries and the property types consisted of 85% retail and 15% industrial, based on rental revenue. Approximately 52% of the rental revenue generated from acquisitions during the second quarter of 2018 was from investment grade rated tenants and their subsidiaries.

(3)
The tenants occupying the new properties operated in 17 industries, and the property types consisted of 93.7% retail and 6.3% industrial, based on rental revenue. Approximately 71% of the rental revenue generated from acquisitions during the first six months of 2018 was from investment grade rated tenants and their subsidiaries.

The $856.8 million invested during the first six months of 2018 was allocated as follows: $314.0 million to land, $489.7 million to buildings and improvements, $78.3 million to intangible assets related to leases, and $25.2 million to intangible liabilities related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first six months of 2018 generated total revenues of $10.6 million and net income of $5.3 million during the six months ended June 30, 2018.
The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.
In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return.  When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial average cash lease yield is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs.

B.    Investments in Existing Properties
During the first six months of 2019, we capitalized costs of $6.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $172,000 for recurring capital expenditures and $4.9 million for non-recurring building improvements. In comparison, during the first six months of 2018, we capitalized costs of $5.6 million on existing properties in our portfolio, consisting of $2.5 million for re-leasing costs, $147,000 for recurring capital expenditures and $3.0 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $1.6 billion we invested during the first six months of 2019, approximately $929.7 million was used to acquire 75 properties with existing leases. In comparison, of the $856.8 million we invested during the first six months of 2018, approximately $225.8 million was used to acquire 107 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the first six months of 2019 and 2018 were $57.8 million and $53.1 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2019 and 2018 were $7.8 million and $7.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2019 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2019	$(10,994)	$51,751
2020	(21,343)	99,284
2021	(20,186)	91,089
2022	(18,651)	79,286
2023	(17,199)	68,992
Thereafter	(76,295)	422,601
Totals	$(164,668)	$813,003

5.	Credit Facility
We have a $3.25 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of June 30, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At June 30, 2019 and December 31, 2018, credit facility origination costs of $12.6 million and $14.2 million, respectively, are included in other assets, net on our consolidated balance sheet. These costs were being amortized over the remaining term of our credit facility.
At June 30, 2019, we had a borrowing capacity of approximately $3.0 billion available on our credit facility (subject to customary conditions to borrowing) and an outstanding balance of $8.0 million, as compared to an outstanding balance of $252.0 million at December 31, 2018.
The weighted average interest rate on outstanding borrowings under our credit facility was 3.3% during the first six months of 2019 and 2.7% during the first six months of 2018. At June 30, 2019 and December 31, 2018, the weighted average interest rate on outstanding borrowings under our credit facility was 3.2%. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2019, we were in compliance with the covenants on our credit facility.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $1.2 million at June 30, 2019, and $1.4 million at December 31, 2018, is included within term loans, net on our consolidated balance sheets.

7.	Mortgages Payable
During the first six months of 2019, we made $2.5 million in principal payments. During the first six months of 2018, we made $13.4 million in principal payments, including the repayment of one mortgage in full for $11.0 million. No mortgages were assumed during the first six months of 2019 or 2018. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2019, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $156,000 at June 30, 2019 and $183,000 at December 31, 2018. These costs are being amortized over the remaining term of each mortgage.
The following is a summary of all our mortgages payable as of June 30, 2019 and December 31, 2018, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
6/30/2019	60	5.1%	4.6%	2.7	$295,886	$3,511	$299,397
12/31/2018	60	5.1%	4.6%	3.2	$298,377	$4,192	$302,569

(1)
 At June 30, 2019 and December 31, 2018, there were 26 mortgages on 60 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages are at fixed interest rates, except for two mortgages on two properties totaling $23.0 million and $23.3 million at June 30, 2019 and December 31, 2018, respectively. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $15.8 million at June 30, 2019 and $16.0 million at December 31, 2018.

(2) Stated interest rates ranged from 3.8% to 6.9% at June 30, 2019 and December 31, 2018.
(3) Effective interest rates ranged from 3.8% to 7.7% at June 30, 2019, while effective interest rates ranged from 1.1% to 7.7% at December 31, 2018.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $3.7 million and deferred financing costs of $156,000, as of June 30, 2019 (dollars in millions):

Year of Maturity	Principal
2019	$18.2
2020	82.4
2021	67.0
2022	109.7
2023	6.7
Thereafter	11.9
Totals	$295.9

8.	Notes Payable
A.General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30, 2019	December 31, 2018
5.750% notes, issued in June 2010 and due in January 2021	$250	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	—
2.730% notes, issued in May 2019 and due in May 2034 (1)	400	—
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	6,300	5,400
Unamortized net original issuance premiums and deferred financing costs	(32)	(23)
	$6,268	$5,377

(1)	Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million based on the applicable exchange rate on June 30, 2019.

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2019, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
2023	750
Thereafter	4,350
Totals	$6,300

As of June 30, 2019, the weighted average interest rate on our notes and bonds payable was 3.9% and the weighted average remaining years until maturity was 8.8 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2019. Additionally, interest on all of our senior unsecured note and bond obligations is paid semiannually.
B.Note Repayment
In January 2018, we repaid our $350 million of outstanding 2.000% notes, plus accrued and unpaid interest upon maturity.

C.    Note Issuances
In May 2019, we issued £315 million of 2.730% senior unsecured notes due May 2034, or the 2034 Notes, through a private placement.
In June 2019, we issued $500 million of 3.250% senior unsecured notes due June 2029, or the 2029 Notes. The public offering price for the 2029 Notes was 99.36% of the principal amount, for an effective yield to maturity of 3.326% and net proceeds of approximately $492.2 million.
In April 2018, we issued $500 million of 3.875% senior unsecured notes due 2025, or the 2025 Notes. The public offering price for the 2025 Notes was 99.50% of the principal amount, for an effective yield to maturity of 3.957% and net proceeds of approximately $493.1 million.
The net proceeds from these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

9.	Issuances of Common Stock
A.Issuance of Common Stock in an Overnight Underwritten Public Offering
In May 2019, we issued 12,650,000 shares of common stock in an overnight underwritten public offering. After deducting underwriting discounts and other offering costs of $31.0 million, the net proceeds of $845.1 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
B.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. During the second quarter of 2019, we issued 27,520 shares and raised approximately $1.9 million under our DRSPP. During the first six months of 2019, we issued 59,418 shares and raised approximately $4.1 million under our DRSPP. During the second quarter of 2018, we issued 47,128 shares and raised approximately $2.5 million under our DRSPP. During the first six months of 2018, we issued 93,061 shares and raised approximately $4.8 million under our DRSPP.  From the inception of our DRSPP through June 30, 2019, we have issued 14,289,228 shares and raised approximately $675.0 million.
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first six months of 2019 or 2018.
C.    At-the-Market (ATM) Programs
Under our "at-the-market" equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. During the second quarter and first six months of 2019, we issued 1,706,695 shares and raised approximately $124.2 million under the ATM program. During the second quarter and first six months of 2018, we issued 5,575,273 shares and raised approximately $298.0 million under the ATM program. From the inception of our current and prior ATM programs through June 30, 2019, we have issued 35,252,834 shares and raised $2.1 billion. At June 30, 2019, we had 18,747,166 shares remaining for future issuance under our ATM program.
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
In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in March 2019 and in March and April 2018, we completed the acquisitions of additional properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P as consideration for the acquisitions. At June 30, 2019, the remaining units from these issuances represent a 1.9% ownership in Realty Income, L.P.  We hold the remaining 98.1% interests in this entity and consolidate the entity.
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
In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. We are the managing member of the remaining entity, and possess the ability to control the business and manage the affairs of the entity. At June 30, 2019, we and our subsidiaries held a 95.0% interest in the remaining entity, which is fully consolidated into our consolidated financial statements.
The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2019 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236
Redemptions	(13,356)	—	—	(13,356)
Shares issued in conjunction with acquisition	—	6,286	—	6,286
Distributions	—	(588)	—	(588)
Allocation of net income	—	505	9	514
Carrying value at June 30, 2019	$—	$24,115	$977	$25,092
(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013. No shares remained outstanding as of June 30, 2019, and 317,022 shares remained outstanding as of December 31, 2018.
(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 and 373,797 remained outstanding as of June 30, 2019 and December 31, 2018, respectively.
At December 31, 2018, Tau Operating Partnership, Realty Income, L.P., and an entity acquired during 2016 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership units held by nonaffiliates for $20.2 million and recorded the excess over carrying value of $6.9 million as a reduction to common stock and paid in capital. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity. At June 30, 2019, Realty Income, L.P. and the entity acquired during 2016 were considered VIEs. Below is a summary of selected financial data of consolidated VIEs at June 30, 2019  and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Net real estate	$644,571	$2,903,093
Total assets	737,441	3,259,495
Total debt	15,800	191,565
Total liabilities	102,408	320,800

11.    Financial Instruments and Fair Value Measurements
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

June 30, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$295.9	$305.3
Notes and bonds payable (2)	6,299.9	6,713.7

December 31, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$298.4	$305.7
Notes and bonds payable (2)	5,400.0	5,430.0

(1)
Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $3.7 million at June 30, 2019, and $4.4 million at December 31, 2018. Also excludes deferred financing costs of $156,000 at June 30, 2019 and $183,000 at December 31, 2018.

(2)
Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $6.8 million at June 30, 2019, and $10.5 million at December 31, 2018. Also excludes deferred financing costs of $38.6 million at June 30, 2019 and $33.7 million at December 31, 2018.

The estimated fair values of our mortgages payable assumed in connection with acquisitions and private senior notes payable have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of estimated fair values related to our mortgages payable is categorized as level three on the three-level valuation hierarchy.
The estimated fair values of our publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values, related to our notes and bonds payable, is categorized as level two on the three-level valuation hierarchy.
We record interest rate swaps on the consolidated balance sheet at fair value. Prior to our adoption of hedge accounting in October 2018, the change in fair value of interest rate swaps was recognized through interest expense. Following adoption, changes to fair value are recorded to accumulated other comprehensive income, or AOCI.
In May 2019, we entered into four cross-currency swaps to exchange £130 million for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiary. These cross-currency swaps were designated as cash flow hedges on their trade date. Gains and losses, representing hedge components excluded from the assessment of effectiveness, are recognized in earnings over the life of the hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in foreign currency and derivative gains, net on our consolidated statements of income and comprehensive income, which is the same caption item as the hedged transactions.
The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2019 and December 31, 2018 (dollars in millions):

Derivative Type	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
		June 30,	December 31,				June 30,	December 31,
		2019	2018				2019	2018
Interest rate swap	Cash flow	$7.1	$7.2	6.03%	09/25/2012	09/03/2021	$(0.3)	$(0.2)
Interest rate swap	Cash flow	250.0	250.0	1.72%	06/30/2015	06/30/2020	0.4	3.0
Interest rate swap	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(15.5)	(6.8)
Cross-currency swap(1)	Cash flow	41.6	—	(2)	05/20/2019	05/22/2034	1.2	—
Cross-currency swap(1)	Cash flow	41.6	—	(3)	05/20/2019	05/22/2034	1.3	—
Cross-currency swap(1)	Cash flow	41.6	—	(4)	05/20/2019	05/22/2034	0.9	—
Cross-currency swap(1)	Cash flow	41.6	—	(5)	05/20/2019	05/22/2034	0.6	—
		$673.5	$507.2				$(11.4)	$(4.0)

(1)	Represents GBP-USD cross-currency swap.

(2)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.

(3)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.

(4)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.

(5)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
We measure our derivatives at fair value and include the balances within other assets and accounts payable and accrued expenses on our consolidated balance sheets.
We have agreements with each of our derivative counterparties containing provisions under which we could be declared in default on our derivative obligations if repayment of our indebtedness is accelerated by the lender due to our default.
We utilize interest rate swap agreements to manage interest rate risk and cross-currency swaps to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
To comply with the provisions of ASC 820, Fair Value Measurement, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and six months ended June 30, 2019, we reclassified $454,000 and $1.1 million, respectively, from AOCI as an increase to interest expense for our interest rate swaps and $1.4 million for the three and six months ended June 30, 2019 for cross-currency swaps into foreign exchange gains. We did not reclassify any unrealized gains or losses from AOCI to interest expense or foreign exchange gains during the first six months of 2018.
We expect to reclassify $5.5 million from AOCI as an increase to interest expense relating to interest rate swaps and $1.6 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.

12.     Operating Leases

A.      At June 30, 2019, we owned 5,951 properties in 49 states, Puerto Rico, and the U.K. Of the 5,951 properties, 5,922, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2019, 102 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales, or percentage rents, for the second quarter of 2019 and 2018 was $495,000 and $449,000, respectively. Percentage rents for the first six months of 2019 and 2018 were $4.1 million and $3.8 million, respectively.

At June 30, 2019, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2019	$702,914
2020	1,391,004
2021	1,346,312
2022	1,279,325
2023	1,197,424
Thereafter	8,049,370
Total	$13,966,349

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the six months ended June 30, 2019 and 2018.
13.    Gain on Sales of Real Estate

The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of properties	18	26	37	40
Net sales proceeds	$28.6	$33.7	$51.1	$47.5
Gain on sales of real estate	$6.9	$7.8	$14.2	$11.0

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
During the second quarter of 2019, we recorded total provisions for impairment of $13.1 million on eight properties classified as held for sale, two properties classified as held for investment, and four sold properties. For the first six months of 2019, we recorded total provisions for impairment of $17.7 million on ten properties classified as held for sale, two properties classified as held for investment, and 12 sold properties.
In comparison, during the second quarter of 2018, we recorded total provisions for impairment of $4.0 million on one property classified as held for investment and 17 sold properties. For the first six months of 2018, we recorded total provisions for impairment of $18.2 million on two properties classified as held for investment and 23 sold properties.

15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first six months of 2019 and 2018:

Month	2019	2018
January	$0.2210	$0.2125
February	0.2255	0.2190
March	0.2255	0.2190
April	0.2260	0.2195
May	0.2260	0.2195
June	0.2260	0.2195
Total	$1.3500	$1.3090

At June 30, 2019, a distribution of $0.2265 per common share was payable and was paid in July 2019.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average shares used for the basic net income per share computation	311,032,972	284,928,969	307,293,949	284,469,689
Incremental shares from share-based compensation	289,190	126,265	286,178	137,625
Weighted average partnership common units convertible to common shares that were dilutive	—	317,022	—	317,022
Weighted average shares used for diluted net income per share computation	311,322,162	285,372,256	307,580,127	284,924,336
Unvested shares from share-based compensation that were anti-dilutive	25,171	237,861	29,069	164,111
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	359,980	420,679	207,948

17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $134.9 million in the first six months of 2019 and $111.9 million in the first six months of 2018.
Interest capitalized to properties under development was $353,000 in the first six months of 2019 and $130,000 in the first six months of 2018.
Cash paid for income taxes was $3.1 million in the first six months of 2019 and $2.9 million in the first six months of 2018.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. As a result of the adoption of ASU 2016-02, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases during the first six months of 2019.

B. During the first six months of 2019, we issued 89,322 common partnership units of Realty Income, L.P. totaling $6.3 million, as partial consideration for an acquisition of properties.
C. During the first six months of 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.
D. During the first six months of 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents shown in the consolidated balance sheets	$27,136	$30,717
Restricted escrow deposits (1)	1,323	7,054
Impounds related to mortgages payable (1)	11,433	7,029
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$39,892	$44,800
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to but, that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

18.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 49 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require the tenant to pay operating expenses, rental revenue is the only component of segment profit and loss we measure.
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	June 30, 2019	December 31, 2018
Segment net real estate:
Automotive service	$282,770	$210,668
Automotive tire services	234,890	238,939
Beverages	281,481	284,910
Child care	179,456	151,640
Convenience stores	1,729,843	1,756,732
Dollar stores	1,127,619	1,117,250
Drug stores	1,463,695	1,490,261
Financial services	401,990	414,613
General merchandise	352,454	317,424
Grocery stores - U.S.(1)	844,322	774,526
Grocery stores - U.K.(1)	450,002	—
Health and fitness	982,281	882,515
Home improvement	491,104	424,494
Restaurants-casual dining	542,624	559,616
Restaurants-quick service	1,001,528	964,980
Theaters	869,915	555,990
Transportation services	740,720	758,133
Wholesale club	405,719	412,203
Other non-reportable segments	2,557,853	2,528,623
Total segment net real estate	14,940,266	13,843,517
Intangible assets:
Automotive service	59,969	61,951
Automotive tire services	7,881	8,696
Beverages	1,637	1,765
Child care	17,178	12,277
Convenience stores	106,950	108,714
Dollar stores	49,312	48,842
Drug stores	158,895	165,558
Financial services	18,708	20,426
General merchandise	44,766	43,122
Grocery stores - U.S.(1)	169,280	144,551
Grocery stores - U.K.(1)	102,892	—
Health and fitness	66,113	71,609
Home improvement	74,158	57,928
Restaurants-casual dining	17,317	18,153
Restaurants-quick service	54,029	54,448
Theaters	33,124	25,811
Transportation services	67,684	73,577
Wholesale club	24,928	26,484
Other non-reportable segments	233,743	255,685
Goodwill:
Automotive service	436	437
Automotive tire services	862	862
Child care	4,830	4,863
Convenience stores	1,981	1,983
Restaurants-casual dining	1,815	1,841
Restaurants-quick service	1,044	1,052
Other non-reportable segments	3,568	3,592
Other corporate assets	485,264	202,739
Total assets	$16,748,630	$15,260,483

	Three months ended June 30,		Six months ended June 30,
Revenue	2019	2018	2019	2018
Segment rental revenue:
Automotive service	$8,039	$7,021	$15,230	$14,030
Automotive tire services	7,952	7,708	15,751	15,147
Beverages	7,915	7,836	15,831	15,673
Child care	7,760	5,216	15,587	10,916
Convenience stores	41,432	34,008	82,646	61,869
Dollar stores	25,112	23,237	50,098	46,487
Drug stores	32,343	32,436	65,513	64,775
Financial services	7,694	6,890	15,412	13,891
General merchandise	8,610	7,290	15,520	14,159
Grocery stores - U.S.(1)	17,211	15,673	33,336	31,338
Grocery stores - U.K.(1)	2,915	—	2,915	—
Health and fitness	26,254	23,614	52,479	47,057
Home improvement	10,664	9,339	20,479	18,583
Restaurants-casual dining	11,385	11,029	22,674	21,989
Restaurants-quick service	21,515	17,083	43,244	33,362
Theaters	20,909	17,565	38,565	35,335
Transportation services	16,192	15,762	32,218	31,548
Wholesale club	9,464	9,341	19,057	18,873
Other non-reportable segments and tenant reimbursements	80,886	74,217	161,734	148,081
Rental (including reimbursable)	364,252	325,265	718,289	643,113
Other	1,198	3,621	1,526	4,068
Total revenue	$365,450	$328,886	$719,815	$647,181
(1) During the second quarter of 2019, we acquired 12 grocery stores located in the U.K. Grocery stores in the U.S. and U.K. are managed as two separate operating segments.
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $4.5 million during the second quarter of 2019, $5.0 million during the second quarter of 2018, $7.3 million during the first six months of 2019 and $8.7 million during the first six months of 2018.
A.Restricted Stock
During the first six months of 2019, we granted 79,927 shares of common stock under the 2012 Plan. This included 32,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2019, 20,000 shares of which vested immediately, 8,000 shares of which vest in equal parts over a three-year service period, and 4,000 shares of which vest over a one-year service period. With the exception of shares granted to our independent directors, shares granted to employees vest over a four-year service period.
As of June 30, 2019, the remaining unamortized share-based compensation expense related to restricted stock totaled $13.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.Performance Shares and Restricted Stock Units
During the first six months of 2019, we granted 115,137 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first six months of 2019, we also granted 5,482 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of June 30, 2019, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $12.2 million.  The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At June 30, 2019, we had commitments of $9.6 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2019, we had committed $24.2 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases. At June 30, 2019, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2019	$0.8	$6.8	$7.6
2020	1.5	13.5	15.0
2021	1.3	13.2	14.5
2022	1.2	13.1	14.3
2023	1.2	13.1	14.3
Thereafter	19.9	82.1	102.0
Total	$25.9	$141.8	$167.7
Present value adjustment for remaining lease payments (3)			(40.9)
Lease liability - operating leases, net			$126.8

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible for the rent payment.

(3) The range of discount rates used to calculate the present value of the lease payments is 3.09% to 5.50%. At June 30, 2019, the weighted average discount rate is 4.29% and the weighted average remaining lease term is 12.7 years. The discount rates are derived using a hypothetical corporate credit curve for the ground leases based on our outstanding senior notes and relevant market data. The discount rates are specific for individual leases primarily based on the lease term.

21.    Subsequent Events
In July 2019, we declared a dividend of $0.2265 per share to our common stockholders, which will be paid in August 2019.

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
Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

•	Our continued qualification as a real estate investment trust;

•	General local and foreign business and economic conditions;

•	Competition;

•	Fluctuating interest and currency rates;

•	Access to debt and equity capital markets;

•	Continued volatility and uncertainty in the credit markets and broader financial markets;

•
Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

•	Impairments in the value of our real estate assets;

•	Changes in income tax laws and rates;

•	The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•	Acts of terrorism and war.
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
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with commercial tenants.
Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  For over 50 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements. The company is a member of the S&P High Yield Dividend Aristocrats® index for having increased its dividend every year for more than 21 consecutive years.
At June 30, 2019, we owned a diversified portfolio:

•	Of 5,951 properties;

•	With an occupancy rate of 98.3%, or 5,849 properties leased and 102 properties available for lease;

•	Leased to 265 different commercial tenants doing business in 49 separate industries;

•	Located in 49 states, Puerto Rico and the United Kingdom (U.K.);

•	With over 98.4 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.4 years; and

•	With an average leasable space per property of approximately 16,538 square feet; approximately 11,827 square feet per retail property and 229,101 square feet per industrial property.
Of the 5,951 properties in the portfolio at June 30, 2019, 5,922, or 99.5%, are single-tenant properties, of which 5,824 were leased, and the remaining are multi–tenant properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $16.4 million and $11.4 million for the second quarters of 2019 and 2018, respectively, and $33.8 million and $22.7 million for the first six months of 2019 and 2018, respectively.
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
Diversification is also a key component of our investment philosophy.  We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration.  Our investment activities have led to a diversified property portfolio that, as of June 30, 2019, consisted of 5,951 properties located in 49 states, Puerto Rico and the U.K., leased to 265 different commercial tenants doing business in 49 industries. Each of the 49 industries represented in our property portfolio accounted for no more than 11.9% of our rental revenue for the quarter ended June 30, 2019.
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
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business.  We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers.  As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at June 30, 2019 is derived from tenants with a service, non-discretionary, and/or low price point component to their business.  From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies.  We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality.  The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics.  We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.  We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 49% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries. At June 30, 2019, our top 20 tenants represented approximately 55% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.
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
At June 30, 2019, we classified 25 properties with a carrying amount of $18.5 million as held for sale on our balance sheet. For the remainder of 2019, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate reaching approximately $75 to $100 million in annual property sales.  We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2019 at our estimated values or be able to invest the property sale proceeds in new properties.
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
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 50-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2019. As of July 2019, we have paid 87 consecutive quarterly dividend increases and increased the dividend 102 times since our listing on the NYSE in 1994.

2019 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045
3rd increase	Mar 2019	Apr 2019	$0.2260	$0.0005
4th increase	Jun 2019	Jul 2019	$0.2265	$0.0005

The dividends paid per share during the first six months of 2019 totaled approximately $1.350, as compared to approximately $1.309 during the first six months of 2018, an increase of $0.041, or 3.1%.
The monthly dividend of $0.2265 per share represents a current annualized dividend of $2.718 per share, and an annualized dividend yield of approximately 3.9% based on the last reported sale price of our common stock on the NYSE of $68.97 on June 30, 2019. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Second Quarter and First Six Months of 2019
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended June 30, 2019 (1)
Acquisitions - U.S. (in 28 states)	78	2.3	$532.3	14.8	6.9%
Acquisitions - U.K. (2)	12	1.1	549.2	14.8	5.3%
Total Acquisitions	90	3.4	1,081.5	14.8	6.1%
Properties under Development - U.S.	12	0.4	13.2	15.9	7.3%
Total (3)	102	3.8	$1,094.7	14.8	6.1%

Six months ended June 30, 2019 (1)
Acquisitions - U.S. (in 34 states)	175	4.2	$1,040.9	15.9	6.8%
Acquisitions - U.K. (2)	12	1.1	549.2	14.8	5.3%
Total Acquisitions	187	5.3	1,590.1	15.5	6.3%
Properties under Development - U.S.	12	0.4	24.1	16.5	7.2%
Total (4)	199	5.7	$1,614.2	15.6	6.3%

(1)	None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at June 30, 2019. All of our 2019 investments are 100% leased.

(2)	Represents investment of £433.9 million, multiplied by the applicable exchange rate on the closing date of acquisition.

(3)
The tenants occupying the new properties operate in 15 industries, and are 99.4% retail and 0.6% industrial, based on rental revenue. Approximately 12% of the rental revenue generated from acquisitions during the second quarter of 2019 is from investment grade rated tenants and their subsidiaries.

(4)
The tenants occupying the new properties operate in 17 industries, and are 99.1% retail and 0.9% industrial, based on rental revenue. Approximately 18% of the rental revenue generated from acquisitions during the first six months of 2019 is from investment grade rated tenants and their subsidiaries.

The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

In the case of a property under development or expansion, the contractual lease rate is generally fixed such that rent varies based on the actual total investment in order to provide a fixed rate of return. When the lease does not provide for a fixed rate of return on a property under development or expansion, the initial average cash lease yield is computed as follows: estimated cash net operating income (determined by the lease) for the first full year of each lease, divided by our projected total investment in the property, including land, construction and capitalized interest costs. We may continue to pursue development or expansion opportunities under similar arrangements in the future.
Portfolio Discussion

Leasing Results
At June 30, 2019, we had 102 properties available for lease out of 5,951 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio.

Since March 31, 2019, when we reported 102 properties available for lease out of 5,774 and a 98.3% occupancy rate, we had 102 lease expirations, re-leased 86 properties and sold 16 vacant properties during the quarter ended June 30, 2019. Of the 86 properties re-leased during the second quarter of 2019, 82 properties were re-leased to the same tenants and four were re-leased to new tenants after a period of vacancy. The annual new rent on these re-leases was $23.8 million, as compared to the previous annual rent of $23.7 million, which represents a rent recapture rate of 100.4% on the properties re-leased during the quarter ended June 30, 2019.
Since December 31, 2018, when we reported 80 properties available for lease out of 5,797 and a 98.6% occupancy rate, we had 210 lease expirations, re-leased 157 properties and sold 31 vacant properties during the six months ended June 30, 2019. Of the 157 properties re-leased during the first six months of 2019, 148 properties were re-leased to the same tenants, four were re-leased to new tenants without vacancy, and five were re-leased to new tenants after a period of vacancy. The annual new rent on these 157 leases was $41.6 million, as compared to the previous annual rent of $40.7 million, which represents a rent recapture rate of 102.2% on the properties re-leased during the first six months of 2019.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At June 30, 2019, our average annualized rental revenue was approximately $14.75 per square foot on the 5,849 leased properties in our portfolio.  At June 30, 2019, we classified 25 properties with a carrying amount of $18.5 million as held for sale on our balance sheet.  The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the second quarter of 2019, we capitalized costs of $3.1 million on existing properties in our portfolio, consisting of $707,000 for re-leasing costs, $116,000 for recurring capital expenditures, and $2.3 million for non-recurring building improvements.  In the second quarter of 2018, we capitalized costs of $2.4 million on existing properties in our portfolio, consisting of $1.5 million for re-leasing costs, $135,000 for recurring capital expenditures and $723,000 for non-recurring building improvements.

In the first six months of 2019, we capitalized costs of $6.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $172,000 for recurring capital expenditures, and $4.9 million for non-recurring building improvements. In the first six months of 2018, we capitalized costs of $5.6 million on existing properties in our portfolio, consisting of $2.5 million for re-leasing costs, $147,000 for recurring capital expenditures, and $3.0 million for non-recurring building improvements.
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

Note Issuances
In May 2019, we issued £315 million of 2.730% senior unsecured notes due May 2034, or the 2034 Notes, through a private placement.
In June 2019, we issued $500 million of 3.250% senior unsecured notes due June 2029, or the 2029 Notes. The public offering price for the 2029 Notes was 99.36% of the principal amount, for an effective yield to maturity of 3.326% and net proceeds of approximately $492.2 million.
The net proceeds from these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
Capital Raising
During the second quarter and first six months of 2019, we raised $1.0 billion from the sale of common stock at weighted average prices of $69.67 and $69.66, respectively.
Net Income Available to Common Stockholders
Net income available to common stockholders was $95.2 million in the second quarter of 2019, compared to $96.4 million in the second quarter of 2018, a decrease of $1.2 million. On a diluted per common share basis, net income available to common stockholders was $0.31 in the second quarter of 2019, compared to $0.34 in the second quarter of 2018, a decrease of $0.03, or 8.8%.

Net income available to common stockholders was $206.1 million in the first six months of 2019, as compared to $179.5 million in the first six months of 2018, an increase of $26.6 million. On a diluted per common share basis, net income available to common stockholders was $0.67 in the first six months of 2019, as compared to $0.63 in the first six months of 2018, an increase of $0.04, or 6.3%.
The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on timing and can significantly impact net income available to common stockholders.
Gains from the sale of properties during the second quarter of 2019 were $6.9 million, as compared to gains from the sale of properties of $7.8 million during the second quarter of 2018. Gains from the sale of properties during the first six months of 2019 were $14.2 million, as compared to gains from the sale of properties of $11.0 million during the first six months of 2018.
Total provisions for impairment recorded during the second quarter of 2019 were $13.1 million, as compared to provisions for impairment of $4.0 million during the second quarter of 2018. Total provisions for impairment recorded during the first six months of 2019 were $17.7 million, as compared to provisions for impairment of $18.2 million during the first six months of 2018.
Funds from Operations Available to Common Stockholders (FFO)
In the second quarter of 2019, FFO increased by $25.4 million, or 11.2%, to $251.5 million, compared to $226.1 million in the second quarter of 2018. On a diluted per common share basis, FFO was $0.81 in the second quarter of 2019, compared to $0.79 in the second quarter of 2018, an increase of $0.02, or 2.5%.

In the first six months of 2019, FFO increased by $46.2 million, or 10.2%, to $497.2 million, compared to $451.0 million in the first six months of 2018. On a diluted per common share basis, FFO was $1.62 in the first six months of 2019, compared to $1.58 in the first six months of 2018, an increase of $0.04, or 2.5%.
Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the second quarter of 2019, AFFO increased by $26.9 million, or 11.9%, to $253.9 million, compared to $227.0 million in the second quarter of 2018. On a diluted per common share basis, AFFO was $0.82 in the second quarter of 2019, compared to $0.80 in the second quarter of 2018, an increase of $0.02, or 2.5%.

In the first six months of 2019, AFFO increased by $51.2 million, or 11.3%, to $502.7 million, compared to $451.5 million in the first six months of 2018. On a diluted per common share basis, AFFO was $1.63 in the first six months of 2019, compared to $1.59 in the first six months of 2018, an increase of $0.04, or 2.5%.

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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2019, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.1 billion, or approximately 24.4% of our total market capitalization of $29.1 billion.
We define our total market capitalization at June 30, 2019 as the sum of:

•
Shares of our common stock outstanding of 318,218,713, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $68.97 per share on June 30, 2019, or $22.0 billion;

•	Outstanding borrowings of $8.0 million on our credit facility;

•	Outstanding mortgages payable of $295.9 million, excluding net mortgage premiums of $3.7 million and deferred financing costs of $156,000;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $1.2 million; and

•	Outstanding senior unsecured notes and bonds of $6.3 billion, excluding net unamortized original issuance premiums of $6.8 million and deferred financing costs of $38.6 million.
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
At-the-Market (ATM) Programs
Under our ATM equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. During the second quarter and first six months of 2019, we issued 1,706,695 shares and raised approximately $124.2 million under the ATM program. From the inception of our current and prior ATM programs through June 30, 2019, we have issued 35,252,834 shares and raised $2.1 billion. At June 30, 2019, we had 18,747,166 shares remaining for future issuance under our current ATM program.
Issuance of Common Stock
In May 2019, we issued 12,650,000 shares of common stock in an overnight underwritten public offering. After deducting underwriting discounts and other offering costs of $31.0 million, the net proceeds of $845.1 million were used to repay borrowings under our credit facility.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions.  Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. During the second quarter of 2019, we issued 27,520 shares and raised approximately $1.9 million under our DRSPP. During the first six months of 2019, we issued 59,418 shares and raised approximately $4.1 million under our DRSPP. We did not issue shares under the waiver approval process during the first six months of 2019. From the inception of our DRSPP through June 30, 2019, we have issued 14,289,228 shares and raised approximately $675.0 million.
Revolving Credit Facility
We have a $3.25 billion unsecured revolving credit facility, or our credit facility, with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. Our credit facility has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of June 30, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At June 30, 2019, we had a borrowing capacity of approximately $3.0 billion available on our credit facility, and an outstanding balance of $8.0 million. The weighted average interest rate on borrowings under our credit facility during the first six months of 2019 was 3.3% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2019, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
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
Mortgage Debt
As of June 30, 2019, we had $295.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions.  Additionally, at June 30, 2019, we had net premiums totaling $3.7 million on these mortgages and deferred financing costs of $156,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first six months of 2019, we made $2.5 million in principal payments.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of June 30, 2019, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
2.730% notes, issued in May 2019 and due in May 2034 (1)	400
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$6,300
Unamortized net original issuance premiums and deferred financing costs	(32)
$6,268

(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million based on the applicable exchange rate on June 30, 2019.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2019. Additionally, interest on all of our senior note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of June 30, 2019 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.7%
Debt service coverage (trailing 12 months)(1)	> 1.5x	4.4x
Maintenance of total unencumbered assets	> 150% of unsecured debt	259.3%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2018 and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2018, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at June 30, 2019 (in thousands, for trailing twelve months):

Net income available to common stockholders	$390,207
Plus: interest expense, excluding the amortization of deferred financing costs	273,761
Plus: provision for taxes	5,509
Plus: depreciation and amortization	562,621
Plus: provisions for impairment	25,830
Plus: pro forma adjustments	84,901
Less: gain on sales of real estate	(27,792)

Income available for debt service, as defined	$1,315,037

Total pro forma debt service charge	$298,605

Debt service and fixed charge coverage ratio	4.4
Authorized Shares
In May 2019, our stockholders approved an increase in the number of authorized shares of our common stock under our articles of incorporation to 740,200,000 from 370,100,000.
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2019, we had cash and cash equivalents totaling $27.1 million.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months.  We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2019, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of June 30, 2019, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.  Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher.  In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of June 30, 2019 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2019	$—	$—	$—	$18.2	$138.6	$0.8	$6.8	$16.9	$181.3
2020	—	—	250.0	82.4	272.7	1.5	13.5	16.9	637.0
2021	—	250.0	—	67.0	256.6	1.3	13.2	—	588.1
2022	—	950.0	—	109.7	245.8	1.2	13.1	—	1,319.8
2023	8.0	750.0	—	6.7	210.8	1.2	13.1	—	989.8
Thereafter	—	4,349.9	250.0	11.9	1,256.6	19.9	82.1	—	5,970.4
Totals	$8.0	$6,299.9	$500.0	$295.9	$2,381.1	$25.9	$141.8	$33.8	$9,686.4

(1)	The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions.

(2)	Excludes non-cash original issuance discounts and premiums recorded on notes payable of $6.8 million and deferred financing costs of $38.6 million at June 30, 2019.

(3)	Excludes deferred financing costs of $1.2 million.

(4)	Excludes both non–cash net premiums recorded on the mortgages payable of $3.7 million and deferred financing costs of $156,000 at June 30, 2019.

(5)	Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of June 30, 2019 through their respective maturity dates.

(6)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)
Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)	“Other” consists of $24.2 million of commitments under construction contracts and $9.6 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2018, our cash distributions to common stockholders totaled $761.6 million, or 133.7% of our estimated taxable income of $569.5 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance.  We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first six months of 2019 totaled $413.4 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $502.7 million. In comparison, our 2018 cash distributions to common stockholders totaled $761.6 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $924.6 million.
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
In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed.  When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the market where the property is located.  In addition, any assumed mortgages receivable or payable are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.
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
The following is a comparison of our results of operations for the three and six months ended June 30, 2019, to the three and six months ended June 30, 2018.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,		Increase (decrease)
	2019	2018	2019	2018	Three months	Six months
REVENUE
Rental (excluding reimbursable)	$347,847	$313,870	$684,538	$620,418	$33,977	$64,120
Rental (reimbursable)	16,405	11,395	33,751	22,695	5,010	11,056
Other	1,198	3,621	1,526	4,068	(2,423)	(2,542)
Total revenue	$365,450	$328,886	$719,815	$647,181	$36,564	$72,634
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the second quarter of 2019 compared to the second quarter of 2018 is primarily attributable to:

•	The 191 properties (5.3 million square feet) we acquired in 2019, which generated $15.7 million of rent in the second quarter of 2019;

•
The 753 properties (4.8 million square feet) we acquired in 2018, which generated $28.0 million of rent in the second quarter of 2019, compared to $9.5 million in the second quarter of 2018, an increase of $18.5 million;

•	Same store rents generated on 4,863 properties (80.3 million square feet) during the second quarter of 2019 and 2018, increased by $4.2 million, or 1.4%, to $294.0 million from $289.8 million; and

•	A net increase in straight-line rent and other non-cash adjustments to rent of $612,000 in the second quarter of 2019 as compared to the second quarter of 2018; partially offset by

•	A net decrease of $3.7 million relating to properties sold during 2019 and 2018 that were reported in continuing operations; and

•
A net decrease of $1.3 million relating to the aggregate of (i) rental revenue from properties (134 properties comprising 3.3 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for ten properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $5.0 million in the second quarter of 2019, compared to $6.3 million in the second quarter of 2018.

The increase in rental revenue (excluding reimbursable) in the first six months of 2019 compared to the first six months of 2018 is primarily attributable to:

•	The 191 properties (5.3 million square feet) we acquired in the first six months of 2019, which generated $18.8 million of rent in the first six months of 2019;

•
The 753 properties (4.8 million square feet) we acquired in 2018, which generated $56.0 million of rent in the first six months of 2019, compared to $9.9 million in the first six months of 2018, an increase of $46.1 million;

•
Same store rents generated on 4,863 properties (80.3 million square feet) during the first six months of 2019 and 2018, increased by $8.6 million or 1.5%, to $590.5 million from $581.9 million; partially offset by

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $997,000 in the first six months of 2019 as compared to the first six months of 2018;

•	A net decrease of $7.2 million relating to properties sold in the first six months of 2019 and during 2018 that were reported in continuing operations; and

•
A net decrease of $1.2 million relating to the aggregate of (i) rental revenue from properties (134 properties comprising 3.3 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for ten properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $11.0 million in the first six months of 2019 compared to $12.2 million in the first six months of 2018.

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
Of the 5,951 properties in the portfolio at June 30, 2019, 5,922, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,922 single-tenant properties, 5,824, or 98.3%, were net leased at June 30, 2019. Of our 5,824 leased single-tenant properties, 5,025 or 86.3% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $495,000 in the second quarter of 2019, $449,000 in the second quarter of 2018, $4.1 million in the first six months of 2019, and $3.8 million in the first six months of 2018. We anticipate percentage rent to be less than 1% of rental revenue for 2019.
Our portfolio of real estate, leased primarily to commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2019, our portfolio of 5,951 properties was 98.3% leased with 102 properties available for lease, as compared to 98.6% leased, with 80 properties available for lease at December 31, 2018, and 98.7% leased with 69 properties available for lease at June 30, 2018. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The decrease in other revenue was primarily related to lower proceeds from property insurance claims, condemnations and lower interest income from our investments in U.S. government money market funds in the second quarter and first six months of 2019 as compared to the second quarter and first six months of 2018, respectively.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended June 30,		Six months Ended June 30,		Increase (decrease)
	2019	2018	2019	2018	Three months	Six months
EXPENSES
Depreciation and amortization	$150,426	$133,999	$287,943	$265,102	$16,427	$22,841
Interest	72,488	66,628	142,508	126,043	5,860	16,465
General and administrative	18,585	17,954	33,693	33,638	631	55
Property (excluding reimbursable)	4,937	4,841	9,227	10,093	96	(866)
Property (reimbursable)	16,405	11,395	33,751	22,695	5,010	11,056
Income taxes	1,155	1,208	2,600	2,431	(53)	169
Provisions for impairment	13,061	3,951	17,733	18,172	9,110	(439)
Total expenses	$277,057	$239,976	$527,455	$478,174	$37,081	$49,281
Total revenue(1)	349,045	317,491	686,064	624,486
General and administrative expenses as a percentage of total revenue(1)	5.3%	5.7%	4.9%	5.4%
Property expenses (excluding reimbursable) as a percentage of total revenue(1)	1.4%	1.5%	1.3%	1.6%

(1)	Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the second quarter and first six months of 2019 was primarily due to the acquisition of properties in 2018 and the first six months of 2019, which was partially offset by property sales in those same periods.  As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$69,383	$65,310	$136,358	$124,961
Credit facility commitment fees	948	632	1,885	1,257
Amortization of debt origination and deferred financing costs	2,206	2,120	4,378	4,085
Loss (gain) on interest rate swaps	686	(792)	1,365	(2,799)
Amortization of net mortgage premiums	(354)	(354)	(707)	(813)
Amortization of net note premiums	(281)	(294)	(573)	(673)
Obligations related to financing lease liabilities	78	78	155	155
Interest capitalized	(178)	(72)	(353)	(130)
Interest expense	$72,488	$66,628	$142,508	$126,043

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$7,061,775	$6,698,072	$6,907,450	$6,438,236
Average interest rates	3.92%	3.90%	3.95%	3.88%
The increase in interest expense from 2018 to 2019 for the second quarter and the first six months is primarily due to the October 2018 issuance of our $250.0 million senior term loan, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, higher average outstanding balances on our credit facility during the first six months of 2019, and a loss on our interest rate swaps during the second quarter and first six months of 2019.
At June 30, 2019, the weighted average interest rate on our:

•	Credit facility outstanding borrowings of $8.0 million was 3.2%;

•	Term loans outstanding of $500.0 million (excluding deferred financing costs of $1.2 million) was 3.3%;

•	Mortgages payable of $295.9 million (excluding net premiums totaling $3.7 million and deferred financing costs of $156,000 on these mortgages) was 5.1%;

•	Notes and bonds payable of $6.3 billion (excluding net unamortized original issue premiums of $6.8 million and deferred financing costs of $38.6 million) was 3.9%; and

•	Combined outstanding notes, bonds, mortgages, term loans and credit facility borrowings of $7.1 billion was 3.9%.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business. In July 2019, we had 174 employees, as compared to 165 employees in July 2018.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2019, 102 properties were available for lease, as compared to 80 at December 31, 2018, and 69 at June 30, 2018.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the second quarter and first six months of 2019 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.

Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes paid by us and our subsidiaries.
Provisions for Impairment
During the second quarter of 2019, we recorded total provisions for impairment of $13.1 million on eight properties classified as held for sale, two properties classified as held for investment, and four sold properties. For the first six months of 2019, we recorded total provisions for impairment of $17.7 million on ten properties classified as held for sale, two properties classified as held for investment, and 12 sold properties.
In comparison, for the second quarter of 2018, we recorded total provisions for impairment of $4.0 million on one property classified as held for investment and 17 sold properties. For the first six months of 2018, we recorded total provisions for impairment of $18.2 million on two properties classified as held for investment and 23 sold properties.
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of properties sold	18	26	37	40
Net sales proceeds	$28.6	$33.7	$51.1	$47.5
Gain on sales of real estate	$6.9	$7.8	$14.2	$11.0
Foreign Currency and Derivative Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.
Net Income Available to Common Stockholders
Net income available to common stockholders was $95.2 million in the second quarter of 2019, compared to $96.4 million in the second quarter of 2018, a decrease of $1.2 million. On a diluted per common share basis, net income was $0.31 in the second quarter of 2019, compared to $0.34 in the second quarter of 2018, a decrease of $0.03, or 8.8%.

Net income available to common stockholders was $206.1 million in the first six months of 2019, compared to $179.5 million in the first six months of 2018, an increase of $26.6 million. On a diluted per common share basis, net income available to common stockholders was $0.67 in the first six months of 2019, as compared to $0.63 in the first six months of 2018, an increase of $0.04, or 6.3%.
The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on timing and significantly impact net income available to the Company and available to common stockholders.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (NAREIT) came to the conclusion that a NAREIT-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the NAREIT definition, other than our adjustment to remove foreign currency and derivative gains and losses, as described below (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, (v) gain on sales of real estate, and (vi) foreign currency and derivative gains, net. Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by NAREIT, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted

EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of debt to Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated by annualizing quarterly Adjusted EBITDAre and then dividing by net debt. Net debt is total debt per the consolidated balance sheet, less cash and cash equivalents.

	Three Months Ended June 30,
Dollars in thousands	2019	2018
Net income	$95,420	$96,697
Interest	72,488	66,628
Income taxes	1,155	1,208
Depreciation and amortization	150,426	133,999
Provisions for impairment	13,061	3,951
Gain on sales of real estate	(6,891)	(7,787)
Foreign currency and derivative gains, net	(136)	—
Quarterly Adjusted EBITDAre	$325,523	$294,696

Annualized Adjusted EBITDAre (1)	$1,302,092	$1,178,784
Net Debt	$7,047,152	$6,509,485
Net Debt/Adjusted EBITDAre	5.4	5.5

(1)	We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
FFO for the second quarter of 2019 increased by $25.4 million, or 11.2%, to $251.5 million, compared to $226.1 million in the second quarter of 2018. On a diluted per common share basis, FFO was $0.81 in the second quarter of 2019, compared to $0.79 in the second quarter of 2018, an increase of $0.02, or 2.5%.

In the first six months of 2019, our FFO increased by $46.2 million, or 10.2%, to $497.2 million, compared to $451.0 million in the first six months of 2018.  On a diluted per common share basis, FFO was $1.62 in the first six months of 2019, compared to $1.58 in the first six months of 2018, an increase of $0.04, or 2.5%.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$95,194	$96,380	$206,136	$179,543
Depreciation and amortization	150,426	133,999	287,943	265,102
Depreciation of furniture, fixtures and equipment	(147)	(168)	(302)	(327)
Provisions for impairment	13,061	3,951	17,733	18,172
Gain on sales of real estate	(6,891)	(7,787)	(14,154)	(11,005)
FFO adjustments allocable to noncontrolling interests	(154)	(293)	(192)	(521)
FFO available to common stockholders	$251,489	$226,082	$497,164	$450,964
FFO allocable to dilutive noncontrolling interests	362	232	670	450
Diluted FFO	$251,851	$226,314	$497,834	$451,414

FFO per common share:
Basic	$0.81	$0.79	$1.62	$1.59
Diluted	$0.81	$0.79	$1.62	$1.58

Distributions paid to common stockholders	$208,864	$187,488	$413,410	$373,044
FFO available to common stockholders in excess of distributions paid to common stockholders	$42,625	$38,594	$83,754	$77,920
Weighted average number of common shares used for computation per share:
Basic	311,032,972	284,928,969	307,293,949	284,469,689
Diluted	311,785,281	285,372,256	308,000,806	284,924,336
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
AFFO for the second quarter of 2019 increased by $26.9 million, or 11.9%, to $253.9 million, compared to $227.0 million in the second quarter of 2018. On a diluted per common share basis, AFFO was $0.82 in the second quarter of 2019, compared to $0.80 in the second quarter of 2018, an increase of $0.02, or 2.5%.

In the first six months of 2019, our AFFO increased by $51.2 million, or 11.3%, to $502.7 million, compared to $451.5 million in the first six months of 2018. On a diluted per common share basis, AFFO was $1.63 in the first six months of 2019, compared to $1.59 in the first six months of 2018, an increase of $0.04, or 2.5%.
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$95,194	$96,380	$206,136	$179,543
Cumulative adjustments to calculate FFO (1)	156,295	129,702	291,028	271,421
FFO available to common stockholders	251,489	226,082	497,164	450,964
Amortization of share-based compensation	4,527	4,995	7,291	8,657
Amortization of deferred financing costs (2)	1,133	1,014	2,173	1,858
Amortization of net mortgage premiums	(354)	(354)	(708)	(813)
Loss (gain) on interest rate swaps	686	(792)	1,364	(2,799)
Straight-line payments from cross-currency swaps (3)	799	—	799	—
Leasing costs and commissions	(707)	(1,536)	(1,030)	(2,452)
Recurring capital expenditures	(116)	(135)	(172)	(147)
Straight-line rent	(7,230)	(6,267)	(12,092)	(11,632)
Amortization of above and below-market leases	3,627	3,907	7,741	7,771
Other adjustments (4)	81	74	139	142
Total AFFO available to common stockholders	$253,935	$226,988	$502,669	$451,549
AFFO allocable to dilutive noncontrolling interests	368	236	—	465
Diluted AFFO	$254,303	$227,224	$502,669	$452,014

AFFO per common share:
Basic	$0.82	$0.80	$1.64	$1.59
Diluted	$0.82	$0.80	$1.63	$1.59

Distributions paid to common stockholders	$208,864	$187,488	$413,410	$373,044

AFFO available to common stockholders in excess of distributions paid to common stockholders	$45,071	$39,500	$89,259	$78,505
Weighted average number of common shares used for computation per share:
Basic	311,032,972	284,928,969	307,293,949	284,469,689
Diluted	311,785,281	285,372,256	307,580,127	284,924,336

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

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

(3)
Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. These USD payments are fixed and determinable for the duration of the associated hedging transaction.

(4)
Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, and foreign currency gains and losses as a result of intercompany debt and remeasurement transactions.

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
PROPERTY PORTFOLIO INFORMATION
At June 30, 2019, we owned a diversified portfolio:

•	Of 5,951 properties;

•	With an occupancy rate of 98.3%, or 5,849 properties leased and 102 properties available for lease;

•	Leased to 265 different commercial tenants doing business in 49 separate industries;

•	Located in 49 states, Puerto Rico and the U.K.;

•	With over 98.4 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,538 square feet; approximately 11,827 square feet per retail property and 229,101 square feet per industrial property.
Of the 5,951 properties we owned at June 30, 2019, 5,849 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.
At June 30, 2019, our 265 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 333 additional tenants, representing approximately 5% of our annualized revenue at June 30, 2019, which brings our total tenant count to 598 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended June 30, 2019	For the Years Ended
		Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
U.S.
Aerospace	0.8%	0.8%	0.9%	1.0%	1.1%	1.2%
Apparel stores	1.2	1.3	1.6	1.9	2.0	2.0
Automotive collision services	1.1	0.9	1.0	1.0	1.0	0.8
Automotive parts	1.6	1.7	1.3	1.3	1.4	1.3
Automotive service	2.3	2.2	2.2	1.9	1.9	1.8
Automotive tire services	2.3	2.4	2.6	2.7	2.9	3.2
Beverages	2.3	2.5	2.7	2.6	2.7	2.8
Child care	2.2	1.7	1.8	1.9	2.0	2.2
Consumer appliances	0.5	0.5	0.5	0.5	0.6	0.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.7	0.8	0.9	0.9	0.9
Convenience stores	11.9	11.2	9.6	8.7	9.2	10.1
Crafts and novelties	0.6	0.7	0.6	0.6	0.6	0.6
Diversified industrial	0.7	0.8	0.9	0.9	0.8	0.5
Dollar stores	7.2	7.5	7.9	8.6	8.9	9.6
Drug stores	9.3	10.2	10.9	11.2	10.6	9.5
Education	0.2	0.3	0.3	0.3	0.3	0.4
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.4	0.4	0.4	0.5	0.5	0.5
Equipment services	0.4	0.4	0.4	0.6	0.5	0.6
Financial services	2.2	2.3	2.4	1.8	1.7	1.8
Food processing	0.5	0.5	0.6	1.1	1.2	1.4
General merchandise	2.5	2.3	2.0	1.8	1.7	1.5
Government services	0.8	0.9	1.0	1.1	1.2	1.3
Grocery stores	5.0	5.0	4.4	3.1	3.0	3.0
Health and beauty	0.3	0.2	*	*	*	*
Health and fitness	7.5	7.4	7.5	8.1	7.7	7.0
Health care	1.4	1.5	1.4	1.5	1.7	1.8
Home furnishings	0.7	0.8	0.9	0.8	0.9	0.9
Home improvement	3.0	3.0	2.6	2.5	2.4	1.7
Insurance	*	0.1	0.1	0.1	0.1	0.1
Jewelry	*	0.1	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.1	0.2
Motor vehicle dealerships	1.7	1.9	2.1	1.9	1.6	1.6
Office supplies	0.2	0.2	0.2	0.3	0.3	0.4
Other manufacturing	0.7	0.7	0.8	0.8	0.7	0.7
Packaging	1.0	1.1	1.0	0.8	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.5	0.5	0.6	0.6	0.7	0.7
Restaurants - casual dining	3.3	3.2	3.8	3.9	3.8	4.3
Restaurants - quick service	6.2	5.7	5.1	4.9	4.2	3.7
Shoe stores	0.6	0.5	0.6	0.7	0.7	0.9
Sporting goods	0.9	1.1	1.4	1.6	1.8	1.6
Telecommunications	0.5	0.6	0.6	0.6	0.7	0.7
Theaters	6.0	5.5	5.0	4.9	5.1	5.3
Transportation services	4.7	5.0	5.4	5.5	5.4	5.2
Wholesale clubs	2.7	3.0	3.3	3.6	3.8	4.1
Other	0.1	0.1	0.1	0.2	0.2	0.2
Total U.S.	99.2%	100.0%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery Stores	0.8	-	-	-	-	-
Total U.K.	0.8%	-	-	-	-	-
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2019 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2019 (1)	Percentage of Rental Revenue
Retail	5,777	68,324,900	$286,866	82.5%
Industrial	117	26,804,800	40,933	11.8
Office	42	3,104,200	13,080	3.8
Agriculture	15	184,500	6,647	1.9
Totals	5,951	98,418,400	$347,526	100.0%

(1)	Includes rental revenue for all properties owned at June 30, 2019. Excludes revenue of $321 from sold properties and rental revenue (reimbursable) of $16,405.
Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total rental revenue at June 30, 2019:

Tenant	Number of Leases	% of Rental Revenue(1)
Walgreens	215	5.8%
7-Eleven	398	5.2%
FedEx	42	4.5%
Dollar General	604	3.8%
LA Fitness	53	3.5%
Dollar Tree / Family Dollar	469	3.2%
Regal Cinemas	41	3.2%
AMC Theatres	33	3.1%
Wal-Mart / Sam's Club	53	2.8%
Lifetime Fitness	14	2.3%
Circle K (Couche-Tard)	295	2.2%
Sainsbury's	12	2.0%
BJ's Wholesale Clubs	15	1.9%
Treasury Wine Estates	17	1.8%
CVS Pharmacy	84	1.7%
Kroger	22	1.7%
Super America (Marathon)	137	1.6%
GPM Investments / Fas Mart	210	1.5%
TBC Corp	159	1.4%
Home Depot	17	1.3%
Totals	2,890	54.5%

(1)	Excludes rental revenue (reimbursable).

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at June 30, 2019, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended June 30, 2019 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$3,844	1.3%
Automotive service	8,039	2.8
Child care	7,787	2.7
Education	804	0.3
Entertainment	1,293	0.5
Equipment services	114	*
Financial services	6,664	2.3
Health and fitness	26,065	9.1
Health care	2,189	0.8
Telecommunications	86	*
Theaters	20,879	7.3
Transportation services	250	0.1
Other	94	*
	78,108	27.2
Tenants Selling Goods and Services
Automotive parts (with installation)	1,621	0.6
Automotive tire services	7,952	2.8
Convenience stores	41,298	14.4
Health and beauty	13	*
Motor vehicle dealerships	5,992	2.1
Pet supplies and services	645	0.2
Restaurants - casual dining	10,682	3.7
Restaurants - quick service	21,522	7.5
	89,725	31.3
Tenants Selling Goods
Apparel stores	4,019	1.4
Automotive parts	3,384	1.2
Book stores	113	*
Consumer electronics	1,113	0.4
Crafts and novelties	1,874	0.6
Dollar stores	25,108	8.7
Drug stores	30,852	10.8
General merchandise	7,488	2.6
Grocery stores	20,133	7.0
Home furnishings	2,227	0.8
Home improvement	9,337	3.3
Jewelry	175	0.1
Office supplies	569	0.2
Shoe stores	185	0.1
Sporting goods	2,988	1.0
Wholesale clubs	9,468	3.3
	119,033	41.5%
Totals	$286,866	100.0%

*	Less than 0.1%

(1)
Includes rental revenue for all retail leases for properties owned at June 30, 2019.  Excludes revenue of $60,660 from non-retail leases, $321 from sold properties, and $16,405 of rental revenue (reimbursable).

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended June 30, 2019 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable Sq. Feet	Rental Revenue	% of Rental Revenue
Year	Retail	Non-Retail
2019	77	5	871,100	3,188	0.9
2020	213	11	3,041,400	10,651	3.1
2021	325	15	5,286,600	15,167	4.4
2022	413	22	9,371,400	21,163	6.1
2023	544	23	9,981,100	30,168	8.7
2024	385	15	6,410,100	20,566	6.0
2025	350	15	6,284,000	22,658	6.6
2026	312	4	4,665,000	16,124	4.7
2027	538	5	6,331,800	22,393	6.5
2028	342	14	9,338,900	22,480	6.5
2029	420	7	7,900,900	23,972	7.0
2030	173	14	3,783,400	19,039	5.5
2031	311	25	6,120,400	27,749	8.0
2032	102	4	3,304,300	12,937	3.7
2033	271	—	2,336,900	15,683	4.5
2034-2043	964	4	11,163,800	61,273	17.8
Totals	5,740	183	96,191,100	$345,211	100.0%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $2,315 from 122 expired leases, $321 from sold properties, and $16,405 of rental revenue (reimbursable) at June 30, 2019. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2019 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2019(1)	Percentage of Rental Revenue
Alabama	170	97%	1,594,400	$6,015	1.7%
Alaska	3	100	274,600	536	0.2
Arizona	119	100	1,825,900	7,114	2.1
Arkansas	86	100	919,900	2,460	0.7
California	199	99	6,329,700	30,814	8.9
Colorado	96	96	1,552,500	5,644	1.6
Connecticut	20	95	519,700	1,981	0.6
Delaware	18	100	93,000	661	0.2
Florida	400	98	4,362,800	19,172	5.5
Georgia	287	97	4,425,600	13,893	4.0
Idaho	12	100	87,000	389	0.1
Illinois	284	99	6,257,500	21,557	6.2
Indiana	191	99	2,330,900	9,257	2.7
Iowa	40	93	3,040,000	4,391	1.3
Kansas	115	95	2,133,700	5,669	1.6
Kentucky	84	99	1,721,700	4,803	1.4
Louisiana	116	97	1,607,000	5,358	1.6
Maine	18	100	203,700	1,225	0.4
Maryland	37	100	1,069,800	5,051	1.5
Massachusetts	58	91	782,100	3,623	1.0
Michigan	194	99	2,209,200	7,621	2.2
Minnesota	165	98	2,250,300	10,568	3.0
Mississippi	170	97	1,869,300	5,345	1.5
Missouri	177	95	2,848,300	8,574	2.5
Montana	11	100	87,000	498	0.1
Nebraska	42	100	687,800	1,714	0.5
Nevada	24	96	1,196,900	2,445	0.7
New Hampshire	13	100	313,100	1,404	0.4
New Jersey	74	99	1,003,300	5,946	1.7
New Mexico	36	100	374,900	1,133	0.3
New York	126	100	2,836,700	15,743	4.5
North Carolina	192	99	3,186,000	10,372	3.0
North Dakota	6	83	117,700	178	*
Ohio	311	99	7,107,200	18,081	5.2
Oklahoma	183	100	2,247,000	6,902	2.0
Oregon	28	100	591,500	2,339	0.7
Pennsylvania	223	99	2,290,600	11,006	3.2
Rhode Island	3	100	158,000	815	0.2
South Carolina	180	99	1,796,200	8,072	2.3
South Dakota	15	100	195,200	473	0.1
Tennessee	253	97	3,718,500	11,174	3.2
Texas	721	99	10,834,500	38,867	11.2
Utah	22	100	933,000	2,268	0.7
Vermont	2	100	88,000	365	0.1
Virginia	212	99	3,134,900	10,146	2.9
Washington	48	98	791,600	3,058	0.9
West Virginia	25	100	418,100	1,457	0.4
Wisconsin	120	98	2,787,800	7,997	2.3
Wyoming	6	100	54,700	288	0.1
Puerto Rico	4	100	28,300	149	*
U.K.	12	100	1,131,300	$2,915	0.8
Totals\Average	5,951	98%	98,418,400	$347,526	100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at June 30, 2019. Excludes revenue of $321 from sold properties and $16,405 of tenant reimbursement revenue.
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
Corporate Governance
We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance. Practices that illustrate this commitment include, but are not limited to:

•	Our Board of Directors is currently comprised of nine directors, eight of whom are independent, non-employee directors;

•	In accordance with our continued focus on board refreshment, in July 2018, we added two new independent, non-employee directors;

•	Our Board of Directors is elected on an annual basis with a majority vote standard;

•	Our Directors conduct annual self-evaluations and participate in orientation and continuing education programs;

•	An Enterprise Risk Management evaluation is conducted annually to identify and assess company risk;

•	Each committee within our Board of Directors is comprised entirely of independent directors; and

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
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2019. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2019	$2.4	5.62%	$15.8	4.19%
2020	332.4	3.21	—	—
2021	317.0	5.73	—	—
2022	1,059.7	3.43	—	—
2023	756.7	4.65	8.0	2.24
Thereafter	4,611.8	3.81	—	—
Totals (1)	$7,080.0	3.90%	$23.8	3.53%
Fair Value (2)	$7,503.2		$23.8

(1)
Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At June 30, 2019, the unamortized balance of net premiums on mortgages payable is $3.7 million, the unamortized balance of net original issuance premiums on notes payable is $6.8 million, and the balance of deferred financing costs on mortgages payable is $156,000, on notes payable is $38.6 million, and on term loans is $1.2 million.

(2)
We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at June 30, 2019 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages and private senior notes payable at June 30, 2019 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at June 30, 2019.

The table above incorporates only those exposures that exist as of June 30, 2019. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
All of our outstanding notes and bonds have fixed interest rates. All of our mortgages payable, except two mortgages totaling $23.0 million at June 30, 2019, have fixed interest rates. After factoring in arrangements that limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totals $15.8 million at June 30, 2019. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $8.0 million at June 30, 2019, a 1% change in interest rates would change our interest rate costs by $80,000 per year.

During the second quarter of 2019, we commenced foreign operations and acquired real property in the U.K. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of British pound sterling relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non-U.S. denominated borrowings and cross-currency swaps. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
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
As of and for the quarter ended June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	233 shares of stock, at a weighted average price of $72.17, in April 2019;

•	1,258 shares of stock, at a weighted average price of $69.08, in May 2019; and

•	242 shares of stock, at a weighted average price of $71.10, in June 2019.

Item 6:        Exhibits

Exhibit No.	Description
Articles of Incorporation and Bylaws
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

3.2	Articles of Amendment dated July 29, 2011 (filed as exhibit 3.1 to the Company's Form 8-K, filed on August 2, 2011 (File No. 001-13374) and incorporated herein by reference).
3.3	Articles of Amendment dated June 21, 2012 (filed as exhibit 3.1 to the Company's Form 8-K, filed on June 21, 2012 (File No. 001-13374) and incorporated herein by reference).
3.4	Articles of Amendment dated May 14, 2019 (filed as exhibit 3.1 to the Company's Form 8-K, filed on May 16, 2019 (File No. 001-13374) and incorporated herein by reference).
3.5	Amended and Restated Bylaws of the Company dated March 13, 2018 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on March 14, 2018 (File No. 001-13374) and incorporated herein by reference).
3.6
Articles Supplementary dated June 30, 1998 establishing the terms of the Company's Class A Junior Participating Preferred Stock (filed as exhibit A to exhibit 1 of Form 8-A12B, filed on June 26, 1998 (File No. 001-13374) and incorporated herein by reference).

3.7
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

3.9
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 on Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.10
Articles Supplementary dated November 30, 2006 establishing the terms of the Company's 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 on Form 8-A12B, filed on December 5, 2006 (File No. 001-13374) and incorporated herein by reference).

3.11
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.625% Monthly Income Class F Cumulative Redeemable Preferred Stock, dated February 3, 2012 (the “First Class F Articles Supplementary”) (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 3, 2012 (File No. 001-13374) and incorporated herein by reference).

3.12
Certificate of Correction to the First Class F Articles Supplementary, dated April 11, 2012 (filed as exhibit 3.2 to the Company’s Form 8-K, filed on April 17, 2012 (File No. 001-13374) and incorporated herein by reference).

3.13
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

4.26	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).
4.27
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).

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
Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 6, 2019	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)