Form 10-Q
period 2019-09-30
REALTY INCOME CORP
filed 2019-11-05
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 325,919,119 shares of common stock outstanding as of October 29, 2019.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2019

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate, at cost:
Land	$5,085,951	$4,682,660
Buildings and improvements	13,062,209	11,858,806
Total real estate, at cost	18,148,160	16,541,466
Less accumulated depreciation and amortization	(3,017,204)	(2,714,534)
Net real estate held for investment	15,130,956	13,826,932
Real estate held for sale, net	15,770	16,585
Net real estate	15,146,726	13,843,517
Cash and cash equivalents	236,064	10,387
Accounts receivable	163,444	144,991
Lease intangible assets, net	1,313,798	1,199,597
Goodwill	14,503	14,630
Other assets, net	305,369	47,361
Total assets	$17,179,904	$15,260,483

LIABILITIES AND EQUITY
Distributions payable	$74,735	$67,789
Accounts payable and accrued expenses	163,154	133,765
Lease intangible liabilities, net	326,172	310,866
Other liabilities	260,357	127,109
Line of credit payable	—	252,000
Term loans, net	498,936	568,610
Mortgages payable, net	282,053	302,569
Notes payable, net	6,256,400	5,376,797
Total liabilities	7,861,807	7,139,505
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 325,910,281 shares issued and outstanding as of September 30, 2019 and 370,100,000 shares authorized, 303,742,090 shares issued and outstanding as of December 31, 2018	12,294,138	10,754,495
Distributions in excess of net income	(2,987,120)	(2,657,655)
Accumulated other comprehensive loss	(13,599)	(8,098)
Total stockholders’ equity	9,293,419	8,088,742
Noncontrolling interests	24,678	32,236
Total equity	9,318,097	8,120,978
Total liabilities and equity	$17,179,904	$15,260,483
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE
Rental (including reimbursable)	$372,312	$337,252	$1,090,601	$980,365
Other	1,935	829	3,461	4,897
Total revenue	374,247	338,081	1,094,062	985,262

EXPENSES
Depreciation and amortization	149,424	136,967	437,367	402,069
Interest	73,410	69,342	215,918	195,385
General and administrative	16,460	16,332	50,153	49,970
Property (including reimbursable)	20,354	15,806	63,332	48,594
Income taxes	1,822	1,302	4,422	3,733
Provisions for impairment	13,503	6,862	31,236	25,034
Total expenses	274,973	246,611	802,428	724,785
Gain on sales of real estate	1,674	7,813	15,828	18,818
Foreign currency and derivative gains, net	327	—	463	—
Net income	101,275	99,283	307,925	279,295
Net income attributable to noncontrolling interests	(226)	(284)	(740)	(753)
Net income available to common stockholders	$101,049	$98,999	$307,185	$278,542

Amounts available to common stockholders per common share:
Net Income:
Basic	$0.32	$0.34	$0.99	$0.97
Diluted	$0.32	$0.34	$0.98	$0.97

Weighted average common shares outstanding:
Basic	319,945,932	290,664,368	311,556,279	286,599,191
Diluted	320,263,017	291,207,186	311,865,410	287,105,285

Other comprehensive income:
Net income available to common stockholders	$101,049	$98,999	$307,185	$278,542
Foreign currency translation adjustment	(359)	—	(365)	—
Unrealized gain (loss) on derivatives, net	1,357	—	(5,136)	—
Comprehensive income available to common stockholders	$102,047	$98,999	$301,684	$278,542

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended September 30, 2019 and 2018

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594
Net income	—	—	101,049	—	101,049	226	101,275
Other comprehensive income	—	—	—	998	998	—	998
Distributions paid and payable	—	—	(218,232)	—	(218,232)	(392)	(218,624)
Share issuances, net of costs	7,693,184	569,617	—	—	569,617	—	569,617
Redemption of common units	—	3	—	—	3	(901)	(898)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	(1,616)	3,135	—	—	3,135	—	3,135
Balance, September 30, 2019	325,910,281	$12,294,138	$(2,987,120)	$(13,599)	$9,293,419	$24,678	$9,318,097

Balance, June 30, 2018	290,024,275	$9,925,543	$(2,449,793)	$—	$7,475,750	$36,719	$7,512,469
Net Income	—	—	98,999	—	98,999	284	99,283
Distributions paid and payable	—	—	(193,058)	—	(193,058)	(628)	(193,686)
Share issuances, net of costs	5,093,354	289,451	—	—	289,451	—	289,451
Redemption of common units	28,182	1,361	—	—	1,361	(1,361)	—
Share-based compensation, net	(279)	3,737	—	—	3,737	—	3,737
Balance, September 30, 2018	295,145,532	$10,220,092	$(2,543,852)	$—	$7,676,240	$35,014	$7,711,254

Nine Months Ended September 30, 2019 and 2018

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	307,185	—	307,185	740	307,925
Other comprehensive loss	—	—	—	(5,501)	(5,501)	—	(5,501)
Distributions paid and payable	—	—	(636,650)	—	(636,650)	(980)	(637,630)
Share issuances, net of costs	22,109,297	1,540,930	—	—	1,540,930	—	1,540,930
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,866)	—	—	(6,866)	(14,257)	(21,123)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	58,894	6,232	—	—	6,232	—	6,232
Balance, September 30, 2019	325,910,281	12,294,138	(2,987,120)	$(13,599)	$9,293,419	$24,678	$9,318,097

Balance, December 31, 2017	284,213,685	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	278,542	—	278,542	753	279,295
Distributions paid and payable	—	—	(569,631)	—	(569,631)	(1,457)	(571,088)
Share issuances, net of costs	10,761,688	587,566	—	—	587,566	—	587,566
Contributions by noncontrolling interests	—	—	—	—	—	18,848	18,848
Redemption of common units	88,182	2,829	—	—	2,829	(2,829)	—
Reallocation of equity	—	(492)	—	—	(492)	492	—
Share-based compensation, net	81,977	5,925	—	—	5,925	—	5,925
Balance, September 30, 2018	295,145,532	$10,220,092	$(2,543,852)	$—	$7,676,240	$35,014	$7,711,254

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307,925	$279,295
Adjustments to net income:
Depreciation and amortization	437,367	402,069
Amortization of share-based compensation	10,478	12,527
Non-cash revenue adjustments	(6,508)	(5,781)
Amortization of net premiums on mortgages payable	(1,061)	(1,167)
Amortization of deferred financing costs	6,378	5,337
Loss (gain) on interest rate swaps	2,058	(3,064)
Foreign currency and derivative gains, net	(463)	—
Gain on sales of real estate	(15,828)	(18,818)
Provisions for impairment on real estate	31,236	25,034
Change in assets and liabilities
Accounts receivable and other assets	(7,886)	(1,540)
Accounts payable, accrued expenses and other liabilities	14,010	(4,050)
Net cash provided by operating activities	777,706	689,842
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(2,019,666)	(1,437,377)
Improvements to real estate, including leasing costs	(15,834)	(22,432)
Proceeds from sales of real estate	72,601	83,024
Insurance proceeds received	—	7,121
Collection of loans receivable	—	5,267
Non-refundable escrow deposits	(7,173)	(3,275)
Net cash used in investing activities	(1,970,072)	(1,367,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(629,658)	(564,747)
Borrowings on line of credit	1,619,282	1,670,000
Payments on line of credit	(1,871,282)	(1,006,000)
Principal payment on term loan	(70,000)	(125,866)
Proceeds from notes and bonds payable issued	895,774	497,500
Principal payment on notes payable	—	(350,000)
Principal payments on mortgages payable	(19,495)	(14,608)
Proceeds from common stock offerings, net	845,061	—
Proceeds from dividend reinvestment and stock purchase plan	6,259	6,966
Proceeds from At-the-Market (ATM) program, net	689,641	588,860
Redemption of common units	(21,123)	—
Distributions to noncontrolling interests	(1,027)	(1,391)
Debt issuance costs	(7,996)	(4,436)
Other items, including shares withheld upon vesting	(4,245)	(14,862)
Net cash provided by financing activities	1,431,191	681,416
Effect of exchange rate changes on cash and cash equivalents	(607)	—
Net increase in cash, cash equivalents and restricted cash	238,218	3,586
Cash, cash equivalents and restricted cash, beginning of period	21,071	12,142
Cash, cash equivalents and restricted cash, end of period	$259,289	$15,728
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
At September 30, 2019 we owned 5,964 properties, located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of over 100.5 million leasable square feet.
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
E.  In connection with our acquisition of properties in the U.K. during the second quarter of 2019, we adopted accounting guidance applicable under Topic 830, Foreign Currency Matters. The functional currency of the U.K. subsidiaries holding the acquired properties is the British pound sterling. Assets and liabilities from our foreign-owned subsidiaries are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Equity accounts are translated at historical rates, except for retained earnings, whereas the impact is calculated via the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rates during the period. The cumulative translation adjustments from our U.K. subsidiaries are recorded in accumulated other comprehensive income in the consolidated statements of equity. We have intercompany debt denominated in the British pound sterling, which is the same currency as the functional currency of our U.K. subsidiaries. When this debt is remeasured against the functional currency of the Company, which is the U.S. dollar, a gain or loss can result. Such transaction gains or losses realized upon settlement of a foreign currency transaction, which may include intercompany transactions, are included in net income under the caption ‘Foreign currency and derivative gains (losses), net'.
3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Lease intangible assets, net, consist of the following at:	September 30, 2019	December 31, 2018
	In-place leases	$1,439,816	$1,321,979
	Accumulated amortization of in-place leases	(613,053)	(546,573)
	Above-market leases	677,257	583,109
	Accumulated amortization of above-market leases	(190,222)	(158,918)
		$1,313,798	$1,199,597

B.	Other assets, net, consist of the following at:	September 30, 2019	December 31, 2018
	Right of use asset - operating leases, net	$122,754	$—
	Financing receivables	54,022	—
	Right of use asset - financing leases	36,901	—
	Credit facility origination costs, net	12,339	14,248
	Prepaid expenses	14,126	11,595
	Derivative assets and receivables - at fair value	13,617	3,100
	Impounds related to mortgages payable	11,751	9,555
	Restricted escrow deposits	11,474	1,129
	Value-added tax receivable	10,303	—
	Non-refundable escrow deposits	7,173	200
	Corporate assets, net	5,331	5,681
	Other items	5,578	1,853
		$305,369	$47,361

C.	Distributions payable consist of the following declared distributions at:	September 30, 2019	December 31, 2018
	Common stock distributions	$74,630	$67,636
	Noncontrolling interests distributions	105	153
		$74,735	$67,789

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2019	December 31, 2018
	Notes payable - interest payable	$65,522	$73,094
	Property taxes payable	24,334	14,511
	Derivative liabilities and payables - at fair value	17,674	7,001
	Value-added tax payable	13,168	—
	Accrued costs on properties under development	7,259	8,137
	Mortgages, term loans, and credit line - interest payable	1,097	1,596
	Other items	34,100	29,426
		$163,154	$133,765

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2019	December 31, 2018
	Below-market leases	$434,771	$404,938
	Accumulated amortization of below-market leases	(108,599)	(94,072)
		$326,172	$310,866

F.	Other liabilities consist of the following at:	September 30, 2019	December 31, 2018
	Lease liability - operating leases, net	$124,349	$—
	Rent received in advance and other deferred revenue	123,854	115,380
	Security deposits	6,286	6,093
	Lease liability - financing leases	5,868	—
	Capital lease obligation	—	5,636
		$260,357	$127,109

4.	Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A.Acquisitions During the First Nine Months of 2019 and 2018
Below is a summary of our acquisitions for the nine months ended September 30, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Nine months ended September 30, 2019 (1)
Acquisitions - U.S. (in 38 states)	214	6.2	$1,412.9	15.7	6.5%
Acquisitions - U.K. (2)	13	1.2	576.8	15.0	5.2%
Total Acquisitions	227	7.4	1,989.7	15.5	6.1%
Properties under Development - U.S.	14	0.4	36.0	16.0	7.4%
Total (3)	241	7.8	$2,025.7	15.5	6.2%

(1)
None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at September 30, 2019. All of our 2019 investments in acquired properties are 100% leased at the acquisition date.

(2)	Represents investments of £456.1 million during the nine months ended September 30, 2019 multiplied by the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 19 industries, and are 89.6% retail and 10.4% industrial, based on rental revenue. Approximately 25% of the rental revenue generated from acquisitions during the first nine months of 2019 is from investment grade rated tenants and their subsidiaries.

The $2.0 billion invested during the first nine months of 2019 was allocated as follows: $477.8 million to land, of which $17.4 million was related to right of use assets under long-term ground leases, $1.29 billion to buildings and improvements, $226.1 million to intangible assets related to leases, $54.4 million to financing receivables related to certain leases with above-market terms, $33.5 million to intangible liabilities related to below-market leases, and $8.5 million to prepaid rent related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first nine months of 2019 generated total revenues of $47.1 million and net income of $21.9 million during the nine months ended September 30, 2019.

Below is a summary of our acquisitions for the nine months ended September 30, 2018:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Nine months ended September 30, 2018 (1)
Acquisitions - U.S. (in 37 states)	580	3.2	$1,395.7	14.6	6.3%
Properties under Development - U.S.	11	1.1	69.7	10.9	6.8%
Total (2)	591	4.3	$1,465.4	14.4	6.3%

(1)	All of our 2018 investments were 100% leased upon acquisition.

(2)
The tenants occupying the new properties operated in 20 industries, and the property types consisted of 96.1% retail and 3.9% industrial, based on rental revenue. Approximately 67% of the rental revenue generated from acquisitions during the first nine months of 2018 was from investment grade rated tenants and their subsidiaries.

The $1.47 billion invested during the first nine months of 2018 was allocated as follows: $528.8 million to land, $854.9 million to buildings and improvements, $115.6 million to intangible assets related to leases, and $34.0 million to intangible liabilities related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.
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

B.    Investments in Existing Properties
During the first nine months of 2019, we capitalized costs of $11.0 million on existing properties in our portfolio, consisting of $1.9 million for re-leasing costs, $577,000 for recurring capital expenditures and $8.5 million for non-recurring building improvements. In comparison, during the first nine months of 2018, we capitalized costs of $12.3 million on existing properties in our portfolio, consisting of $2.8 million for re-leasing costs, $529,000 for recurring capital expenditures, and $8.9 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $2.0 billion we invested during the first nine months of 2019, approximately $1.23 billion was used to acquire 100 properties with existing leases. In comparison, of the $1.47 billion we invested during the first nine months of 2018, approximately $307.5 million was used to acquire 147 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the first nine months of 2019 and 2018 were $84.5 million and $79.8 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2019 and 2018 were $14.3 million and

$12.4 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2019 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2019	$(5,497)	$26,439
2020	(21,304)	102,681
2021	(20,145)	94,527
2022	(18,603)	82,915
2023	(17,175)	72,497
Thereafter	(78,139)	447,704
Totals	$(160,863)	$826,763

5.	Credit Facility
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies under our revolving credit facility. The amended and restated credit agreement is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of September 30, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At September 30, 2019 and December 31, 2018, credit facility origination costs of $12.3 million and $14.2 million, respectively, are included in other assets, net on our consolidated balance sheet. These costs are being amortized over the remaining term of our credit facility.
At September 30, 2019, we had no outstanding balance on our $3.0 billion revolving credit facility, as compared to an outstanding balance of $252.0 million at December 31, 2018.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 3.2% during the first nine months of 2019 and 2.8% during the first nine months of 2018. At December 31, 2018, the weighted average interest rate on outstanding borrowings under our revolving credit facility was 3.2%. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2019, we were in compliance with the covenants on our credit facility.

6.	Term Loans

In October 2018, in conjunction with entering into our credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.
In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $1.1 million at September 30, 2019, and $1.4 million at December 31, 2018, is included within term loans, net on our consolidated balance sheets.

7.	Mortgages Payable
During the first nine months of 2019, we made $19.5 million in principal payments, including the repayment of one mortgage in full for $15.8 million. During the first nine months of 2018, we made $14.6 million in principal payments, including the repayment of one mortgage in full for $11.0 million. No mortgages were assumed during the first nine months of 2019 or 2018. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2019, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $143,000 at September 30, 2019 and $183,000 at December 31, 2018. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of September 30, 2019 and December 31, 2018, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
9/30/2019	59	5.2%	4.6%	2.6	$278,882	$3,171	$282,053
12/31/2018	60	5.1%	4.6%	3.2	$298,377	$4,192	$302,569

(1)
At September 30, 2019, there were 25 mortgages on 59 properties. At December 31, 2018, there were 26 mortgages on 60 properties. The mortgages require monthly payments with principal payments due at maturity. At September 30, 2019, the mortgages were at fixed interest rates, except for one variable rate mortgage on one property totaling $7.1 million, which has been subsequently swapped to a fixed interest rate. At December 31, 2018, the mortgages were at fixed rates, except for two mortgages on two properties totaling $23.3 million. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totaled $16.0 million at December 31, 2018.

(2) Stated interest rates ranged from 3.8% to 6.9% at September 30, 2019 and December 31, 2018.
(3) Effective interest rates ranged from 3.8% to 7.7% at September 30, 2019, while effective interest rates ranged from 1.1% to 7.7% at December 31, 2018.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $3.3 million and deferred financing costs of $143,000, as of September 30, 2019 (dollars in millions):

Year of Maturity	Principal
2019	$1.2
2020	82.4
2021	67.0
2022	109.7
2023	6.7
Thereafter	11.9
Totals	$278.9

8.	Notes Payable
A.General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30, 2019	December 31, 2018
5.750% notes, issued in June 2010 and due in January 2021	$250	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	—
2.730% notes, issued in May 2019 and due in May 2034 (1)	387	—
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	6,287	5,400
Unamortized net original issuance premiums and deferred financing costs	(31)	(23)
	$6,256	$5,377

(1)	Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million based on the applicable exchange rate on September 30, 2019.
The following table summarizes the maturity of our notes and bonds payable as of September 30, 2019, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
2023	750
Thereafter	4,337
Totals	$6,287

As of September 30, 2019, the weighted average interest rate on our notes and bonds payable was 3.9% and the weighted average remaining years until maturity was 8.5 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2019. Additionally, interest on all of our senior unsecured note and bond obligations is paid semiannually.

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

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to Date
	2019	2018	2019	2018
Shares of common stock issued under the DRSPP program	29,801	38,011	89,219	131,072	14,319,029
Gross proceeds	$2.1	$2.2	$6.3	$7.0	$677.2

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first nine months of 2019 or 2018.
C.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. At September 30, 2019, we had 11,083,783 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including through replenishing the authorized shares issuable thereunder.

The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issued under the ATM program	7,663,383	5,055,343	9,370,078	10,630,616
Gross proceeds	$570.3	$290.9	$694.4	$588.9

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
In June 2013, we completed the acquisition of a portfolio of properties by issuing common partnership units in Realty Income, L.P. as consideration for the acquisition. Additionally, in March 2019 and in March and April 2018, we completed the acquisitions of additional properties, by paying both cash and by issuing additional common partnership units in Realty Income, L.P as consideration for the acquisitions. At September 30, 2019, the remaining units from these issuances represent a 1.9% ownership in Realty Income, L.P. We hold the remaining 98.1% interests in this entity and consolidate the entity.
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
In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two separate entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. In July 2019, we acquired all of the outstanding minority ownership interest associated with the remaining entity.
The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2019 (dollars in thousands):

	Tau Operating Partnership units (1)	Realty Income, L.P. units (2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236
Reallocation of equity	—	653	—	653
Redemptions	(13,356)	—	(901)	(14,257)
Shares issued in conjunction with acquisition	—	6,286	—	6,286
Distributions	—	(904)	(76)	(980)
Allocation of net income	—	731	9	740
Carrying value at September 30, 2019	$—	$24,678	$—	$24,678
(1) 317,022 Tau Operating Partnership units were issued on January 22, 2013. No units remained outstanding as of September 30, 2019, and 317,022 units remained outstanding as of December 31, 2018.
(2) 534,546 Realty Income, L.P. units were issued on June 27, 2013, 242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 and 373,797 remained outstanding as of September 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, Tau Operating Partnership, Realty Income, L.P., and an entity acquired during 2016 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership units held by nonaffiliates for $20.2 million and recorded the excess over carrying value of $6.9 million as a reduction to common stock and paid in capital. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity. In July 2019, we purchased the remaining interest in the entity acquired during 2016 for $900,000. At September 30, 2019, Realty Income, L.P. is the only remaining VIE. Below is a summary of selected financial data of consolidated VIEs at September 30, 2019  and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Net real estate	$617,517	$2,903,093
Total assets	700,156	3,259,495
Total debt	—	191,565
Total liabilities	87,797	320,800

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

September 30, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$278.9	$289.5
Notes and bonds payable (2)	6,287.1	6,839.7

December 31, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$298.4	$305.7
Notes and bonds payable (2)	5,400.0	5,430.0

(1)
Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $3.3 million at September 30, 2019, and $4.4 million at December 31, 2018. Also excludes deferred financing costs of $143,000 at September 30, 2019 and $183,000 at December 31, 2018.

(2)
Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $6.6 million at September 30, 2019, and $10.5 million at December 31, 2018. Also excludes deferred financing costs of $37.3 million at September 30, 2019 and $33.7 million at December 31, 2018.

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
The estimated fair values of our publicly-traded senior notes and bonds payable are based upon indicative market prices and recent trading activity of our senior notes and bonds payable. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our notes and bonds payable is categorized as level two on the three-level valuation hierarchy.
We record interest rate swaps on the consolidated balance sheet at fair value. Prior to our adoption of hedge accounting in October 2018, the change in fair value of interest rate swaps was recognized through interest expense. Following adoption, changes to fair value are recorded to accumulated other comprehensive income, or AOCI.
In May 2019, we entered into four cross-currency swaps to exchange £130 million for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. Gains and losses, representing hedge components excluded from the assessment of effectiveness, are recognized in earnings over the life of the hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in foreign currency and derivative gains, net on our consolidated statements of income and comprehensive income, which is the same caption item as the hedged transactions.
The following table summarizes the terms and fair values of our derivative financial instruments at     September 30, 2019 and December 31, 2018 (dollars in millions):

Derivative Type	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
		September 30,	December 31,				September 30,	December 31,
		2019	2018				2019	2018
Interest rate swap	Cash flow	$7.1	$7.2	6.03%	09/25/2012	09/03/2021	$(0.3)	$(0.2)
Interest rate swap	Cash flow	250.0	250.0	1.72%	06/30/2015	06/30/2020	—	3.0
Interest rate swap	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(17.4)	(6.8)
Cross-currency swap (1)	Cash flow	41.6	—	(2)	05/20/2019	05/22/2034	2.9	—
Cross-currency swap (1)	Cash flow	41.6	—	(3)	05/20/2019	05/22/2034	2.9	—
Cross-currency swap (1)	Cash flow	41.6	—	(4)	05/20/2019	05/22/2034	2.4	—
Cross-currency swap (1)	Cash flow	41.6	—	(5)	05/20/2019	05/22/2034	2.2	—
		$673.5	$507.2				$(7.3)	$(4.0)

(1)	Represents British Pound Sterling, or GBP, United States Dollar, or USD, cross-currency swap.

(2)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.

(3)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.

(4)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.

(5)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and nine months ended September 30, 2019, we reclassified $890,000 and $2.0 million, respectively, from AOCI as an increase to interest expense for our interest rate swaps and $5.7 million and $7.1 million for the three and nine months ended September 30, 2019 for cross-currency swaps into foreign exchange gains. During the first nine months of 2018, there were no outstanding derivatives designated as hedges and accounted for through AOCI. As a result, there were no amounts to reclassify from AOCI during the first nine months of 2018.
We expect to reclassify $5.7 million from AOCI as an increase to interest expense relating to interest rate swaps and $1.9 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
12.     Operating Leases

A.      At September 30, 2019, we owned 5,964 properties in 49 U.S. states, Puerto Rico, and the U.K. Of the 5,964 properties, 5,934, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At September 30, 2019, 102 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales, or percentage rents, for the third quarter of 2019 and 2018 was $407,000 and $454,000, respectively. Percentage rents for the first nine months of 2019 and 2018 were $4.5 million and $4.3 million, respectively.

At September 30, 2019, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2019	$358,249
2020	1,420,029
2021	1,376,492
2022	1,309,148
2023	1,227,605
Thereafter	8,346,953
Total	$14,038,476

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the nine months ended September 30, 2019 and 2018.
13.    Gain on Sales of Real Estate

The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of properties	27	20	64	60
Net sales proceeds	$21.5	$35.5	$72.6	$83.0
Gain on sales of real estate	$1.7	$7.8	$15.8	$18.8

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

The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total provisions for impairment	$13.5	$6.9	$31.2	$25.0
Number of properties:
Classified as held for sale	9	—	9	—
Classified as held for investment	2	1	4	3
Sold	16	18	28	36

15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first nine months of 2019 and 2018:

Month	2019	2018
January	$0.2210	$0.2125
February	0.2255	0.2190
March	0.2255	0.2190
April	0.2260	0.2195
May	0.2260	0.2195
June	0.2260	0.2195
July	0.2265	0.2200
August	0.2265	0.2200
September	0.2265	0.2200
Total	$2.0295	$1.9690

At September 30, 2019, a distribution of $0.227 per common share was payable and was paid in October 2019.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average shares used for the basic net income per share computation	319,945,932	290,664,368	311,556,279	286,599,191
Incremental shares from share-based compensation	317,085	225,796	309,131	189,072
Weighted average partnership common units convertible to common shares that were dilutive	—	317,022	—	317,022
Weighted average shares used for diluted net income per share computation	320,263,017	291,207,186	311,865,410	287,105,285
Unvested shares from share-based compensation that were anti-dilutive	7,892	261	6,529	1,378
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	397,690	434,981	271,890

17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $214.2 million in the first nine months of 2019 and $197.2 million in the first nine months of 2018.
Interest capitalized to properties under development was $549,000 in the first nine months of 2019 and $234,000 in the first nine months of 2018.
Cash paid for income taxes was $3.6 million in the first nine months of 2019 and $4.0 million in the first nine months of 2018.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. As a result of the adoption of ASU 2016-02 on January 1, 2019, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases.
B. During the first nine months of 2019, we issued 89,322 common partnership units of Realty Income, L.P. totaling $6.3 million, as partial consideration for an acquisition of properties.
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
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents shown in the consolidated balance sheets	$236,064	$6,666
Restricted escrow deposits (1)	11,474	1,533
Impounds related to mortgages payable (1)	11,751	7,529
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$259,289	$15,728
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
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	September 30, 2019	December 31, 2018
Segment net real estate:
Automotive service	$283,422	$210,668
Automotive tire services	232,712	238,939
Beverages	280,427	284,910
Child care	208,788	151,640
Convenience stores	1,717,039	1,756,732
Dollar stores	1,123,086	1,117,250
Drug stores	1,447,853	1,490,261
Financial services	394,771	414,613
General merchandise	471,376	317,424
Grocery stores - U.S.(1)	865,039	774,526
Grocery stores - U.K.(1)	449,200	—
Health and fitness	995,315	882,515
Home improvement	487,219	424,494
Restaurants-casual dining	529,316	559,616
Restaurants-quick service	1,008,276	964,980
Theaters	889,931	555,990
Transportation services	735,020	758,133
Wholesale club	402,478	412,203
Other non-reportable segments	2,625,458	2,528,623
Total segment net real estate	15,146,726	13,843,517
Intangible assets:
Automotive service	58,974	61,951
Automotive tire services	7,474	8,696
Beverages	1,573	1,765
Child care	20,448	12,277
Convenience stores	104,901	108,714
Dollar stores	48,294	48,842
Drug stores	155,827	165,558
Financial services	17,843	20,426
General merchandise	60,080	43,122
Grocery stores - U.S.(1)	170,231	144,551
Grocery stores - U.K.(1)	108,863	—
Health and fitness	68,738	71,609
Home improvement	72,128	57,928
Restaurants-casual dining	16,944	18,153
Restaurants-quick service	52,662	54,448
Theaters	35,989	25,811
Transportation services	64,758	73,577
Wholesale club	24,150	26,484
Other non-reportable segments	223,921	255,685
Goodwill:
Automotive service	436	437
Automotive tire services	862	862
Child care	4,825	4,863
Convenience stores	1,978	1,983
Restaurants-casual dining	1,794	1,841
Restaurants-quick service	1,040	1,052
Other non-reportable segments	3,568	3,592
Other corporate assets	704,877	202,739
Total assets	$17,179,904	$15,260,483

	Three months ended September 30,		Nine months ended September 30,
Revenue	2019	2018	2019	2018
Segment rental revenue:
Automotive service	$8,505	$7,120	$23,735	$21,150
Automotive tire services	7,766	7,460	23,517	22,607
Beverages	7,988	7,908	23,819	23,581
Child care	7,837	5,255	23,425	16,172
Convenience stores	41,286	39,384	123,932	101,254
Dollar stores	25,213	23,903	75,311	70,390
Drug stores	31,902	32,431	97,414	97,206
Financial services	7,585	7,850	22,997	21,741
General merchandise	9,594	7,453	25,115	21,613
Grocery stores - U.S.(1)	17,673	16,095	51,009	47,433
Grocery stores - U.K.(1)	6,618	—	9,533	—
Health and fitness	26,437	23,754	78,915	70,812
Home improvement	10,950	9,678	31,430	28,261
Restaurants-casual dining	10,939	12,355	33,614	34,344
Restaurants-quick service	21,880	18,673	65,124	52,035
Theaters	24,002	17,479	62,567	52,814
Transportation services	16,109	16,105	48,327	47,653
Wholesale club	9,468	9,345	28,525	28,218
Other non-reportable segments and tenant reimbursements	80,560	75,004	242,292	223,081
Rental (including reimbursable)	372,312	337,252	1,090,601	980,365
Other	1,935	829	3,461	4,897
Total revenue	$374,247	$338,081	$1,094,062	$985,262
(1) During 2019, we acquired 13 grocery stores located in the U.K. Grocery stores in the U.S. and U.K. are managed as two separate operating segments.
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $3.2 million during the third quarter of 2019, $3.9 million during the third quarter of 2018, $10.5 million during the first nine months of 2019 and $12.5 million during the first nine months of 2018.
A.Restricted Stock
During the first nine months of 2019, we granted 81,927 shares of common stock under the 2012 Plan. This included 32,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2019, 20,000 shares of which vested immediately, 8,000 shares of which vest in equal parts over a three-year service period, and 4,000 shares of which vest over a one-year service period. With the exception of shares granted to our independent directors, shares granted to employees vest over a four-year service period.
As of September 30, 2019, the remaining unamortized share-based compensation expense related to restricted stock totaled $11.3 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.Performance Shares and Restricted Stock Units
During the first nine months of 2019, we granted 115,137 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first nine months of 2019, we also granted 5,482 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of September 30, 2019, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $10.6 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At September 30, 2019, we had commitments of $9.8 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2019, we had committed $23.5 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases. At September 30, 2019, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2019	$0.4	$3.4	$3.8
2020	1.5	13.5	15.0
2021	1.3	13.2	14.5
2022	1.2	13.1	14.3
2023	1.2	13.1	14.3
Thereafter	19.9	82.1	102.0
Total	$25.5	$138.4	$163.9
Present value adjustment for remaining lease payments (3)			(39.6)
Lease liability - operating leases, net			$124.3

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible for the rent payment.

(3) The range of discount rates used to calculate the present value of the lease payments is 3.09% to 5.50%. At September 30, 2019, the weighted average discount rate is 4.29% and the weighted average remaining lease term is 12.5 years. The discount rates are derived using a hypothetical corporate credit curve for the ground leases based on our outstanding senior notes and relevant market data. The discount rates are specific for individual leases primarily based on the lease term.

21.    Subsequent Events
In October 2019, we declared a dividend of $0.227 per share to our common stockholders, which will be paid in November 2019.

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
At September 30, 2019, we owned a diversified portfolio:

•	Of 5,964 properties;

•	With an occupancy rate of 98.3%, or 5,862 properties leased and 102 properties available for lease;

•	Leased to 274 different commercial tenants doing business in 49 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);

•	With over 100.5 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.3 years; and

•	With an average leasable space per property of approximately 16,852 square feet; approximately 11,873 square feet per retail property and 237,668 square feet per industrial property.
Of the 5,964 properties in the portfolio at September 30, 2019, 5,934, or 99.5%, are single-tenant properties, of which 5,836 were leased, and the remaining are multi–tenant properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $15.5 million and $12.5 million for the third quarters of 2019 and 2018, respectively, and $49.3 million and $35.2 million for the first nine months of 2019 and 2018, respectively.
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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by tenant, industry, geography, and, to a certain extent, property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of September 30, 2019, consisted of 5,964 properties located in 49 U.S. states, Puerto Rico and the U.K., leased to 274 different commercial tenants doing business in 49 industries. Each of the 49 industries represented in our property portfolio accounted for no more than 11.6% of our rental revenue for the quarter ended September 30, 2019.
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
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at September 30, 2019 is derived from tenants with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates. We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 49% of our annualized rental revenue comes from properties leased to investment grade rated companies or their subsidiaries. At September 30, 2019, our top 20 tenants represented approximately 54% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.
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
At September 30, 2019, we classified 28 properties with a carrying amount of $15.8 million as held for sale on our balance sheet. For the remainder of 2019, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate reaching approximately $75 to $100 million in annual property sales. We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the remainder of 2019 at our estimated values or be able to invest the property sale proceeds in new properties.
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
RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 50-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2019. As of October 2019, we have paid 88 consecutive quarterly dividend increases and increased the dividend 103 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2019:

2019 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045
3rd increase	Mar 2019	Apr 2019	$0.2260	$0.0005
4th increase	Jun 2019	Jul 2019	$0.2265	$0.0005
5th increase	Sep 2019	Oct 2019	$0.2270	$0.0005
The dividends paid per share during the first nine months of 2019 totaled approximately $2.030, as compared to approximately $1.969 during the first nine months of 2018, an increase of $0.061, or 3.1%.
The monthly dividend of $0.227 per share represents a current annualized dividend of $2.724 per share, and an annualized dividend yield of approximately 3.6% based on the last reported sale price of our common stock on the NYSE of $76.68 on September 30, 2019. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Third Quarter and First Nine Months of 2019
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended September 30, 2019 (1)
Acquisitions - U.S. (in 23 states)	39	2.0	$372.0	15.1	5.7%
Acquisitions - U.K. (2)	1	0.1	27.6	20.6	4.8%
Total Acquisitions	40	2.1	399.6	15.4	5.7%
Properties under Development - U.S.	11	0.4	11.9	15.0	7.7%
Total (3)	51	2.5	$411.5	15.4	5.7%

Nine months ended September 30, 2019 (1)
Acquisitions - U.S. (in 38 states)	214	6.2	$1,412.9	15.7	6.5%
Acquisitions - U.K. (2)	13	1.2	576.8	15.0	5.2%
Total Acquisitions	227	7.4	1,989.7	15.5	6.1%
Properties under Development - U.S.	14	0.4	36.0	16.0	7.4%
Total (4)	241	7.8	$2,025.7	15.5	6.2%

(1)
None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at September 30, 2019. All of our 2019 investments in acquired properties are 100% leased at the acquisition date.

(2)
Represents investments of £22.2 million during the three months ended September 30, 2019 and £456.1 million during the nine months ended September 30, 2019 multiplied by the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 13 industries, and are 48.7% retail and 51.3% industrial, based on rental revenue. Approximately 56% of the rental revenue generated from acquisitions during the third quarter of 2019 is from investment grade rated tenants and their subsidiaries.

(4)
The tenants occupying the new properties operate in 19 industries, and are 89.6% retail and 10.4% industrial, based on rental revenue. Approximately 25% of the rental revenue generated from acquisitions during the first nine months of 2019 is from investment grade rated tenants and their subsidiaries.

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
Portfolio Discussion

Leasing Results
At September 30, 2019, we had 102 properties available for lease out of 5,964 properties in our portfolio, which represents a 98.3% occupancy rate based on the number of properties in our portfolio.

The following tables summarize our leasing results for the periods indicated below:

Properties available for lease at June 30, 2019	102
Lease expirations	50
Re-leases to same tenant (1)	(26)
Re-leases to new tenant (1)(2)	(3)
Dispositions	(21)
Properties available for lease at September 30, 2019	102

(1)
The annual new rent on these re-leases was $6.96 million, as compared to the previous annual rent of $6.86 million on the same properties, representing a rent recapture rate of 101.5% on the properties re-leased during the quarter ended September 30, 2019.

(2)	Re-leased to one new tenant after a period of vacancy, and two new tenants without vacancy

Properties available for lease at December 31, 2018	80
Lease expirations	260
Re-leases to same tenant (1)	(174)
Re-leases to new tenant (1)(2)	(12)
Dispositions	(52)
Properties available for lease at September 30, 2019	102

(1)
The annual new rent on these re-leases was $48.52 million, as compared to the previous annual rent of $47.53 million on the same properties, representing a rent recapture rate of 102.1% on the properties re-leased during the quarter ended September 30, 2019.

(2)	Re-leased to six new tenants after a period of vacancy, and six new tenants without vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At September 30, 2019, our average annualized rental revenue was approximately $14.63 per square foot on the 5,862 leased properties in our portfolio. At September 30, 2019, we classified 28 properties with a carrying amount of $15.8 million as held for sale on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the third quarter of 2019, we capitalized costs of $4.9 million on existing properties in our portfolio, consisting of $851,000 for re-leasing costs, $406,000 for recurring capital expenditures, and $3.6 million for non-recurring building improvements. In the third quarter of 2018, we capitalized costs of $6.7 million on existing properties in our portfolio, consisting of $379,000 for re-leasing costs, $382,000 for recurring capital expenditures, and $5.9 million for non-recurring building improvements.

In the first nine months of 2019, we capitalized costs of $11.0 million on existing properties in our portfolio, consisting of $1.9 million for re-leasing costs, $577,000 for recurring capital expenditures, and $8.5 million for non-recurring building improvements. In the first nine months of 2018, we capitalized costs of $12.3 million on existing properties in our portfolio, consisting of $2.8 million for re-leasing costs, $529,000 for recurring capital expenditures, and $8.9 million for non-recurring building improvements.

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
Capital Raising
During the third quarter of 2019, we raised $572.4 million from the sale of common stock at a weighted average price of $74.41.

During the first nine months of 2019, we raised $1.58 billion from the sale of common stock at a weighted average price of $71.31.

Pending $1.25 Billion Acquisition of Properties from CIM Real Estate Finance Trust, Inc.
In September 2019, we signed a definitive agreement to acquire 454 single-tenant retail properties from CIM Real Estate Finance Trust, Inc., a non-listed REIT which is sponsored by an affiliate of CIM Group, for approximately $1.25 billion in cash. Additionally, we expect to assume existing mortgage debt totaling approximately $131 million.
The transaction is expected to close in various tranches with the acquisition of most of the properties in the portfolio expected to close in 2019, subject to customary closing conditions.
Amended and Restated Credit Agreement
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies. The amended and restated credit facility is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The unsecured revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of September 30, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
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

Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Increase (decrease)
	2019	2018	2019	2018	Three months	Nine months
Net income available to common stockholders (1)	$101.0	$99.0	$307.2	$278.5	2.0%	10.3%
Net income per share (2)	$0.32	$0.34	$0.98	$0.97	(5.9)%	1.0%
Gain on sales of real estate	$1.7	$7.8	$15.8	$18.8	(78.2)%	(16.0)%
Provisions for impairment	$13.5	$6.9	$31.2	$25.0	95.7%	24.8%
FFO available to common stockholders	$262.0	$234.6	$759.2	$685.5	11.7%	10.8%
FFO per share (2)	$0.82	$0.81	$2.43	$2.39	1.2%	1.7%
AFFO available to common stockholders	$265.4	$236.2	$768.0	$687.7	12.4%	11.7%
AFFO per share (2)	$0.83	$0.81	$2.46	$2.40	2.5%	2.5%
(1) The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on timing and can significantly impact net income available to common stockholders.
(2) All per share amounts are presented on a diluted per common share basis.

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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2019, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.07 billion, or approximately 22.0% of our total market capitalization of $32.09 billion.

We define our total market capitalization at September 30, 2019 as the sum of:

•
Shares of our common stock outstanding of 325,910,281, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $76.68 per share on September 30, 2019, or $25.03 billion;

•	Outstanding mortgages payable of $278.9 million, excluding net mortgage premiums of $3.3 million and deferred financing costs of $143,000;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $1.1 million; and

•	Outstanding senior unsecured notes and bonds of $6.29 billion, excluding net unamortized original issuance premiums of $6.6 million and deferred financing costs of $37.3 million.
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
At-the-Market (ATM) Program
Under our ATM equity distribution plan, or our ATM program, shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. Our ATM program authorizes up to 28,961,855 common shares to be issued. At September 30, 2019, we had 11,083,783 shares remaining for future issuance under our current ATM program. We anticipate maintaining the availability of our ATM program in the future, including through replenishing the authorized shares issuable thereunder.

The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issued under the ATM program	7,663,383	5,055,343	9,370,078	10,630,616
Gross proceeds	$570.3	$290.9	$694.4	$588.9
Issuance of Common Stock
In May 2019, we issued 12,650,000 shares of common stock in an overnight underwritten public offering. After deducting underwriting discounts and other offering costs of $31.0 million, the net proceeds of $845.1 million were used to repay borrowings under our credit facility.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first nine months of 2019.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to Date
	2019	2018	2019	2018
Shares of common stock issued under the DRSPP program	29,801	38,011	89,219	131,072	14,319,029
Gross proceeds	$2.1	$2.2	$6.3	$7.0	$677.2
Revolving Credit Facility
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies. The amended and restated credit agreement is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of September 30, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At September 30, 2019, we had no outstanding balance on our $3.0 billion revolving credit facility. The weighted average interest rate on borrowings under our revolving credit facility during the first nine months of 2019 was 3.2% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2019, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
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
Term Loans
In October 2018, in conjunction with entering into our credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.
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
Mortgage Debt
As of September 30, 2019, we had $278.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at September 30, 2019, we had net premiums totaling $3.3 million on these mortgages and deferred financing costs of $143,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first nine months of 2019, we made $19.5 million in principal payments, including the repayment of one mortgage in full for $15.8 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of September 30, 2019, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
2.730% notes, issued in May 2019 and due in May 2034 (1)	387
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$6,287
Unamortized net original issuance premiums and deferred financing costs	(31)
$6,256

(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million based on the applicable exchange rate on September 30, 2019.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2019. Additionally, interest on all of our senior note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of September 30, 2019 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.7%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.5%
Debt service coverage (trailing 12 months) (1)	> 1.5x	4.7x
Maintenance of total unencumbered assets	> 150% of unsecured debt	268.4%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2018 and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2018, nor does it purport to reflect our debt service coverage ratio for any future period. Our fixed charge coverage ratio is calculated in the same manner as our debt service coverage ratio, except that preferred stock dividends are also added to the denominator; since we redeemed our Class F preferred dividends in April 2017, our fixed charge coverage ratio is equivalent to our debt service coverage ratio. The following is our calculation of debt service and fixed charge coverage at September 30, 2019 (in thousands, for trailing twelve months):

Net income available to common stockholders	$392,257
Plus: interest expense, excluding the amortization of deferred financing costs	277,533
Plus: provision for taxes	6,029
Plus: depreciation and amortization	575,078
Plus: provisions for impairment	32,471
Plus: pro forma adjustments	76,847
Less: gain on sales of real estate	(21,653)

Income available for debt service, as defined	$1,338,562

Total pro forma debt service charge	$287,645

Debt service and fixed charge coverage ratio	4.7
Authorized Shares
In May 2019, our stockholders approved an increase in the number of authorized shares of our common stock under our articles of incorporation to 740,200,000 from 370,100,000.
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2019, we had cash and cash equivalents totaling $236.1 million.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2019, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of September 30, 2019, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of September 30, 2019 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2019	$—	$—	$—	$1.2	$59.6	$0.4	$3.4	$8.3	$72.9
2020	—	—	250.0	82.4	272.1	1.5	13.5	25.0	644.5
2021	—	250.0	—	67.0	256.1	1.3	13.2	—	587.6
2022	—	950.0	—	109.7	245.3	1.2	13.1	—	1,319.3
2023	—	750.0	—	6.7	210.5	1.2	13.1	—	981.5
Thereafter	—	4,337.1	250.0	11.9	1,252.8	19.9	82.1	—	5,953.8
Totals	$—	$6,287.1	$500.0	$278.9	$2,296.4	$25.5	$138.4	$33.3	$9,559.6

(1)	The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions.

(2)	Excludes non-cash original issuance discounts and premiums recorded on notes payable of $6.6 million and deferred financing costs of $37.3 million at September 30, 2019.

(3)	Excludes deferred financing costs of $1.1 million.

(4)	Excludes both non–cash net premiums recorded on the mortgages payable of $3.3 million and deferred financing costs of $143,000 at September 30, 2019.

(5)	Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of September 30, 2019 through their respective maturity dates.

(6)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)
Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)	“Other” consists of $23.5 million of commitments under construction contracts and $9.8 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2018, our cash distributions to common stockholders totaled $761.6 million, or 133.4% of our taxable income of $571.0 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first nine months of 2019 totaled $629.7 million, representing 82.0% of our adjusted funds from operations available to common stockholders of $768.0 million. In comparison, our 2018 cash distributions to common stockholders totaled $761.6 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $924.6 million.
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
The following is a comparison of our results of operations for the three and nine months ended September 30, 2019, to the three and nine months ended September 30, 2018.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase (decrease)
	2019	2018	2019	2018	Three months	Nine months
REVENUE
Rental (excluding reimbursable)	$356,789	$324,773	$1,041,327	$945,191	$32,016	$96,136
Rental (reimbursable)	15,523	12,479	49,274	35,174	3,044	14,100
Other	1,935	829	3,461	4,897	1,106	(1,436)
Total revenue	$374,247	$338,081	$1,094,062	$985,262	$36,166	$108,800
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the third quarter of 2019 compared to the third quarter of 2018 is primarily attributable to:

•	The 231 properties (7.5 million square feet) we acquired in 2019, which generated $26.1 million of rent in the third quarter of 2019;

•
The 753 properties (4.8 million square feet) we acquired in 2018, which generated $28.3 million of rent in the third quarter of 2019, compared to $19.7 million in the third quarter of 2018, an increase of $8.6 million;

•
Same store rents generated on 4,836 properties (83.6 million square feet) during the third quarter of 2019 and 2018, increased by $3.6 million, or 1.2%, to $293.73 million from $290.18 million; partially offset by

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $1.3 million in the third quarter of 2019 as compared to the third quarter of 2018;

•	A net decrease of $3.7 million relating to properties sold during 2019 and 2018 that were reported in continuing operations; and

•
A net decrease of $1.2 million relating to the aggregate of (i) rental revenue from properties (134 properties comprising 3.2 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for ten properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $5.6 million in the third quarter of 2019, compared to $6.8 million in the third quarter of 2018.

The increase in rental revenue (excluding reimbursable) in the first nine months of 2019 compared to the first nine months of 2018 is primarily attributable to:

•	The 231 properties (7.5 million square feet) we acquired in the first nine months of 2019, which generated $44.9 million of rent in the first nine months of 2019;

•
The 753 properties (4.8 million square feet) we acquired in 2018, which generated $84.3 million of rent in the first nine months of 2019, compared to $29.7 million in the first nine months of 2018, an increase of $54.6 million; and

•
Same store rents generated on 4,836 properties (83.6 million square feet) during the first nine months of 2019 and 2018, increased by $12.4 million or 1.4%, to $882.53 million from $870.16 million; partially offset by

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $2.3 million in the first nine months of 2019 as compared to the first nine months of 2018;

•	A net decrease of $11.4 million relating to properties sold in the first nine months of 2019 and during 2018 that were reported in continuing operations; and

•
A net decrease of $2.0 million relating to the aggregate of (i) rental revenue from properties (134 properties comprising 3.2 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for ten properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $17.9 million in the first nine months of 2019 compared to $19.9 million in the first nine months of 2018.

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
Of the 5,964 properties in the portfolio at September 30, 2019, 5,934, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 5,934 single-tenant properties, 5,836, or 98.3%, were net leased at September 30, 2019. Of our 5,836 leased single-tenant properties, 5,038 or 86.3% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $407,000 in the third quarter of 2019, $454,000 in the third quarter of 2018, $4.5 million in the first nine months of 2019, and $4.3 million in the first nine months of 2018. We anticipate percentage rent to be less than 1% of rental revenue for 2019.
Our portfolio of real estate, leased primarily to commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2019, our portfolio of 5,964 properties was 98.3% leased with 102 properties available for lease, as compared to 98.6% leased, with 80 properties available for lease at December 31, 2018, and 98.8% leased with 71 properties available for lease at September 30, 2018. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The increase in other revenue in the third quarter of 2019 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to the third quarter of 2018. The decrease in other revenue in the first nine months of 2019 was primarily related to lower proceeds from property insurance claims, condemnations and lower interest income from our investments in U.S. government money market funds as compared to the first nine months of 2018.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,		Increase
	2019	2018	2019	2018	Three months	Nine months
EXPENSES
Depreciation and amortization	$149,424	$136,967	$437,367	$402,069	$12,457	$35,298
Interest	73,410	69,342	215,918	195,385	4,068	20,533
General and administrative	16,460	16,332	50,153	49,970	128	183
Property (excluding reimbursable)	4,831	3,327	14,058	13,420	1,504	638
Property (reimbursable)	15,523	12,479	49,274	35,174	3,044	14,100
Income taxes	1,822	1,302	4,422	3,733	520	689
Provisions for impairment	13,503	6,862	31,236	25,034	6,641	6,202
Total expenses	$274,973	$246,611	$802,428	$724,785	$28,362	$77,643
Total revenue (1)	358,724	325,602	1,044,788	950,088
General and administrative expenses as a percentage of total revenue (1)	4.6%	5.0%	4.8%	5.3%
Property expenses (excluding reimbursable) as a percentage of total revenue (1)	1.3%	1.0%	1.3%	1.4%

(1)	Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the third quarter and first nine months of 2019 was primarily due to the acquisition of properties in 2018 and the first nine months of 2019, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$69,889	$67,556	$206,247	$192,517
Credit facility commitment fees	958	639	2,844	1,896
Amortization of debt origination and deferred financing costs	2,552	2,083	6,930	6,168
Loss (gain) on interest rate swaps	694	(265)	2,058	(3,064)
Amortization of net mortgage premiums	(354)	(354)	(1,061)	(1,167)
Amortization of net note premiums	(211)	(291)	(784)	(964)
Obligations related to financing lease liabilities	78	78	233	233
Interest capitalized	(196)	(104)	(549)	(234)
Interest expense	$73,410	$69,342	$215,918	$195,385

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$7,171,012	$6,933,288	$6,991,532	$6,604,422
Average interest rates	3.88%	3.89%	3.93%	3.88%
The increase in interest expense from 2018 to 2019 for the third quarter and the first nine months is primarily due to the October 2018 issuance of our $250.0 million senior term loan, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, and a loss on our interest rate swaps during the third quarter and first nine months of 2019.
At September 30, 2019, we had no outstanding borrowings on our revolving credit facility. The weighted average interest rate on our:

•	Term loans outstanding of $500.0 million (excluding deferred financing costs of $1.1 million) was 3.3%;

•	Mortgages payable of $278.9 million (excluding net premiums totaling $3.3 million and deferred financing costs of $143,000 on these mortgages) was 5.2%;

•	Notes and bonds payable of $6.29 billion (excluding net unamortized original issue premiums of $6.6 million and deferred financing costs of $37.3 million) was 3.9%; and

•	Combined outstanding notes, bonds, mortgages and term loans of $7.07 billion (excluding all net premiums and deferred financing costs) was 3.9%.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business. In October 2019, we had 184 employees, as compared to 166 employees in October 2018.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2019, 102 properties were available for lease, as compared to 80 at December 31, 2018, and 71 at September 30, 2018.

The increase in property expenses (excluding reimbursable) in the third quarter and the first nine months of 2019 is primarily attributable to higher property taxes and maintenance associated with our expanding portfolio size.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the third quarter and first nine months of 2019 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.

Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes paid by us and our subsidiaries.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total provisions for impairment	$13.5	$6.9	$31.2	$25.0
Number of properties:
Classified as held for sale	9	—	9	—
Classified as held for investment	2	1	4	3
Sold	16	18	28	36
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of properties sold	27	20	64	60
Net sales proceeds	$21.5	$35.5	$72.6	$83.0
Gain on sales of real estate	$1.7	$7.8	$15.8	$18.8
Foreign Currency and Derivative Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Increase (decrease)
	2019	2018	2019	2018	Three months	Nine months
Net income available to common stockholders	$101.0	$99.0	$307.2	$278.5	2.0%	10.3%
Net income per share (1)	$0.32	$0.34	$0.98	$0.97	(5.9)%	1.0%
(1) All per share amounts are presented on a diluted per common share basis.
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

The following table summarizes our EBITDAre calculation for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Net income	$101,275	$99,283
Interest	73,410	69,342
Income taxes	1,822	1,302
Depreciation and amortization	149,424	136,967
Provisions for impairment	13,503	6,862
Gain on sales of real estate	(1,674)	(7,813)
Foreign currency and derivative gains, net	(327)	—
Quarterly Adjusted EBITDAre	$337,433	$305,943

Annualized Adjusted EBITDAre (1)	$1,349,732	$1,223,772
Net Debt	$6,801,325	$6,772,993
Net Debt/Adjusted EBITDAre	5.0	5.5

(1)	We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
The following summarizes our funds from operations available to common stockholders (FFO) (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Increase
	2019	2018	2019	2018	Three months	Nine months
FFO available to common stockholders	$262.0	$234.6	$759.2	$685.5	11.7%	10.8%
FFO per share (1)	$0.82	$0.81	$2.43	$2.39	1.2%	1.7%
(1) All per share amounts are presented on a diluted per common share basis.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$101,049	$98,999	$307,185	$278,542
Depreciation and amortization	149,424	136,967	437,367	402,069
Depreciation of furniture, fixtures and equipment	(136)	(166)	(438)	(493)
Provisions for impairment	13,503	6,862	31,236	25,034
Gain on sales of real estate	(1,674)	(7,813)	(15,828)	(18,818)
FFO adjustments allocable to noncontrolling interests	(135)	(299)	(327)	(820)
FFO available to common stockholders	$262,031	$234,550	$759,195	$685,514
FFO allocable to dilutive noncontrolling interests	362	217	1,032	667
Diluted FFO	$262,393	$234,767	$760,227	$686,181

FFO per common share:
Basic	$0.82	$0.81	$2.44	$2.39
Diluted	$0.82	$0.81	$2.43	$2.39

Distributions paid to common stockholders	$216,248	$191,703	$629,658	$564,747
FFO available to common stockholders in excess of distributions paid to common stockholders	$45,783	$42,847	$129,537	$120,767
Weighted average number of common shares used for computation per share:
Basic	319,945,932	290,664,368	311,556,279	286,599,191
Diluted	320,726,136	291,207,186	312,300,391	287,105,285
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our adjusted funds from operations available to common stockholders (AFFO) (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Increase
	2019	2018	2019	2018	Three months	Nine months
AFFO available to common stockholders	$265.4	$236.2	$768.0	$687.7	12.4%	11.7%
AFFO per share (1)	$0.83	$0.81	$2.46	$2.40	2.5%	2.5%
(1) All per share amounts are presented on a diluted per common share basis.

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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$101,049	$98,999	$307,185	$278,542
Cumulative adjustments to calculate FFO (1)	160,982	135,551	452,010	406,972
FFO available to common stockholders	262,031	234,550	759,195	685,514
Amortization of share-based compensation	3,187	3,870	10,478	12,527
Amortization of deferred financing costs (2)	1,299	1,014	3,471	2,872
Amortization of net mortgage premiums	(354)	(354)	(1,061)	(1,167)
Loss (gain) on interest rate swaps	694	(265)	2,058	(3,064)
Straight-line payments from cross-currency swaps (3)	1,754	—	2,553	—
Leasing costs and commissions	(851)	(379)	(1,880)	(2,831)
Recurring capital expenditures	(406)	(382)	(577)	(529)
Straight-line rent	(7,642)	(6,575)	(19,735)	(18,207)
Amortization of above and below-market leases	5,486	4,655	13,227	12,426
Other adjustments (4)	157	61	297	203
Total AFFO available to common stockholders	$265,355	$236,195	$768,026	$687,744
AFFO allocable to dilutive noncontrolling interests	368	227	1,064	692
Diluted AFFO	$265,723	$236,422	$769,090	$688,436

AFFO per common share:
Basic	$0.83	$0.81	$2.47	$2.40
Diluted	$0.83	$0.81	$2.46	$2.40

Distributions paid to common stockholders	$216,248	$191,703	$629,658	$564,747

AFFO available to common stockholders in excess of distributions paid to common stockholders	$49,107	$44,492	$138,368	$122,997
Weighted average number of common shares used for computation per share:
Basic	319,945,932	290,664,368	311,556,279	286,599,191
Diluted	320,726,136	291,207,186	312,300,391	287,105,285

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

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
PROPERTY PORTFOLIO INFORMATION
At September 30, 2019, we owned a diversified portfolio:

•	Of 5,964 properties;

•	With an occupancy rate of 98.3%, or 5,862 properties leased and 102 properties available for lease;

•	Leased to 274 different commercial tenants doing business in 49 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the U.K.;

•	With over 100.5 million square feet of leasable space; and

•	With an average leasable space per property of approximately 16,852 square feet; approximately 11,873 square feet per retail property and 237,668 square feet per industrial property.
Of the 5,964 properties we owned at September 30, 2019, 5,862 were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.
At September 30, 2019, our 274 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue. We had 329 additional tenants, representing approximately 5% of our annualized revenue at September 30, 2019, which brings our total tenant count to 603 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended September 30, 2019	For the Years Ended
		Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
U.S.
Aerospace	0.8%	0.8%	0.9%	1.0%	1.1%	1.2%
Apparel stores	1.1	1.3	1.6	1.9	2.0	2.0
Automotive collision services	1.2	0.9	1.0	1.0	1.0	0.8
Automotive parts	1.5	1.7	1.3	1.3	1.4	1.3
Automotive service	2.4	2.2	2.2	1.9	1.9	1.8
Automotive tire services	2.2	2.4	2.6	2.7	2.9	3.2
Beverages	2.2	2.5	2.7	2.6	2.7	2.8
Child care	2.2	1.7	1.8	1.9	2.0	2.2
Consumer appliances	0.5	0.5	0.5	0.5	0.6	0.5
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.7	0.8	0.9	0.9	0.9
Convenience stores	11.6	11.2	9.6	8.7	9.2	10.1
Crafts and novelties	0.6	0.7	0.6	0.6	0.6	0.6
Diversified industrial	0.7	0.8	0.9	0.9	0.8	0.5
Dollar stores	7.1	7.5	7.9	8.6	8.9	9.6
Drug stores	8.9	10.2	10.9	11.2	10.6	9.5
Education	0.2	0.3	0.3	0.3	0.3	0.4
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.4	0.4	0.4	0.5	0.5	0.5
Equipment services	0.4	0.4	0.4	0.6	0.5	0.6
Financial services	2.1	2.3	2.4	1.8	1.7	1.8
Food processing	0.5	0.5	0.6	1.1	1.2	1.4
General merchandise	2.7	2.3	2.0	1.8	1.7	1.5
Government services	0.7	0.9	1.0	1.1	1.2	1.3
Grocery stores	5.0	5.0	4.4	3.1	3.0	3.0
Health and beauty	0.3	0.2	*	*	*	*
Health and fitness	7.4	7.4	7.5	8.1	7.7	7.0
Health care	1.4	1.5	1.4	1.5	1.7	1.8
Home furnishings	0.7	0.8	0.9	0.8	0.9	0.9
Home improvement	3.1	3.0	2.6	2.5	2.4	1.7
Insurance	*	0.1	0.1	0.1	0.1	0.1
Jewelry	*	0.1	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.1	0.2
Motor vehicle dealerships	1.7	1.9	2.1	1.9	1.6	1.6
Office supplies	0.2	0.2	0.2	0.3	0.3	0.4
Other manufacturing	0.6	0.7	0.8	0.8	0.7	0.7
Packaging	1.0	1.1	1.0	0.8	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.6	0.5	0.6	0.6	0.7	0.7
Restaurants - casual dining	3.1	3.2	3.8	3.9	3.8	4.3
Restaurants - quick service	6.1	5.7	5.1	4.9	4.2	3.7
Shoe stores	0.3	0.5	0.6	0.7	0.7	0.9
Sporting goods	0.8	1.1	1.4	1.6	1.8	1.6
Telecommunications	0.5	0.6	0.6	0.6	0.7	0.7
Theaters	6.7	5.5	5.0	4.9	5.1	5.3
Transportation services	4.6	5.0	5.4	5.5	5.4	5.2
Wholesale clubs	2.7	3.0	3.3	3.6	3.8	4.1
Other	0.1	0.1	0.1	0.2	0.2	0.2
Total U.S.	98.1%	100.0%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery Stores	1.9	-	-	-	-	-
Total U.K.	1.9%	-	-	-	-	-
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2019 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended September 30, 2019 (2)	Percentage of Rental Revenue
Retail	5,787	68,708,100	$295,202	82.7%
Industrial	120	28,520,100	41,395	11.6
Office	42	3,091,500	13,418	3.8
Agriculture	15	184,500	6,708	1.9
Totals	5,964	100,504,200	$356,723	100.0%

(1)	Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at September 30, 2019.

(2)	Includes rental revenue for all properties owned at September 30, 2019. Excludes revenue of $66 from sold properties and rental revenue (reimbursable) of $15,523.
Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total rental revenue at September 30, 2019:

Tenant	Number of Leases	% of Rental Revenue (1)
Walgreens	215	5.7%
7-Eleven	398	5.1%
FedEx	42	4.4%
Dollar General	609	3.8%
LA Fitness	55	3.6%
AMC Theatres	34	3.2%
Dollar Tree / Family Dollar	469	3.1%
Regal Cinemas	41	3.1%
Wal-Mart / Sam's Club	54	2.8%
Lifetime Fitness	14	2.3%
Circle K (Couche-Tard)	287	2.1%
Sainsbury's	13	2.0%
BJ's Wholesale Clubs	15	1.9%
Treasury Wine Estates	17	1.8%
CVS Pharmacy	84	1.7%
Kroger	22	1.7%
Super America (Marathon)	137	1.5%
GPM Investments / Fas Mart	208	1.5%
TBC Corp	159	1.4%
Home Depot	17	1.3%
Totals	2,890	54.0%

(1)	Excludes rental revenue (reimbursable).

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at September 30, 2019, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended September 30, 2019 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$4,293	1.5%
Automotive service	8,505	2.9
Child care	7,864	2.7
Education	827	0.3
Entertainment	1,327	0.5
Equipment services	114	*
Financial services	6,561	2.2
Health and fitness	26,359	8.9
Health care	2,086	0.7
Telecommunications	80	*
Theaters	23,972	8.1
Transportation services	250	0.1
Other	197	0.1
	82,435	28.0
Tenants Selling Goods and Services
Automotive parts (with installation)	1,704	0.6
Automotive tire services	7,766	2.6
Convenience stores	41,152	13.9
Health and beauty	13	*
Motor vehicle dealerships	6,033	2.0
Pet supplies and services	1,240	0.4
Restaurants - casual dining	10,264	3.5
Restaurants - quick service	21,880	7.4
	90,052	30.4
Tenants Selling Goods
Apparel stores	4,001	1.4
Automotive parts	3,380	1.1
Book stores	113	*
Consumer electronics	1,112	0.4
Crafts and novelties	1,908	0.6
Dollar stores	25,209	8.5
Drug stores	30,390	10.3
General merchandise	7,239	2.5
Grocery stores	17,662	6.0
Grocery stores - UK	6,525	2.2
Home furnishings	2,167	0.7
Home improvement	9,624	3.3
Jewelry	175	0.1
Office supplies	569	0.2
Shoe stores	185	0.1
Sporting goods	2,988	1.0
Wholesale clubs	9,468	3.2
	122,715	41.6%
Totals	$295,202	100.0%

*	Less than 0.1%

(1)
Includes rental revenue for all retail leases for properties owned at September 30, 2019.  Excludes revenue of $61,521 from non-retail leases, $66 from sold properties, and $15,523 of rental revenue (reimbursable).

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended September 30, 2019 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended September 30, 2019	% of Rental Revenue
Year	Retail	Non-Retail
2019	49	4	383,400	$1,729	0.5%
2020	216	10	2,962,500	10,424	2.9
2021	327	16	5,288,900	15,297	4.3
2022	410	22	9,332,000	21,145	5.9
2023	541	23	9,973,300	30,687	8.6
2024	389	16	6,632,100	21,267	6.0
2025	365	16	6,582,500	23,736	6.7
2026	310	4	4,861,900	15,747	4.4
2027	523	5	6,318,000	21,977	6.1
2028	340	14	9,330,300	22,924	6.4
2029	422	7	8,413,100	23,832	6.7
2030	176	14	3,822,700	19,064	5.4
2031	313	25	6,176,200	28,141	7.9
2032	109	4	3,369,900	13,204	3.7
2033	275	1	3,239,600	16,955	4.8
2034-2044	987	6	11,902,800	70,008	19.7
Totals	5,752	187	98,589,200	$356,137	100.0%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $586 from 120 expired leases, $66 from sold properties, and $15,523 of rental revenue (reimbursable) at September 30, 2019. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2019 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2019 (1)	Percentage of Rental Revenue
Alabama	170	97%	1,594,400	$5,973	1.7%
Alaska	3	100	274,600	535	0.1
Arizona	119	100	1,823,200	7,296	2.1
Arkansas	86	100	919,900	2,460	0.7
California	200	99	6,394,800	31,428	8.8
Colorado	97	95	1,554,800	5,894	1.7
Connecticut	21	95	1,378,200	3,279	0.9
Delaware	18	100	93,000	661	0.2
Florida	399	98	4,360,300	19,362	5.4
Georgia	285	97	4,402,200	13,881	3.9
Idaho	12	100	87,000	398	0.1
Illinois	280	99	6,227,600	21,898	6.1
Indiana	192	99	2,353,400	9,409	2.6
Iowa	39	95	3,028,500	4,400	1.2
Kansas	112	96	2,097,500	5,883	1.6
Kentucky	84	99	1,721,700	4,885	1.4
Louisiana	120	97	1,682,700	5,410	1.6
Maine	18	100	203,700	1,225	0.3
Maryland	38	100	1,494,000	5,236	1.5
Massachusetts	58	91	782,100	3,851	1.1
Michigan	195	99	2,224,200	7,819	2.2
Minnesota	166	98	2,261,100	10,613	3.0
Mississippi	172	98	1,892,900	5,509	1.5
Missouri	176	95	2,837,900	9,136	2.6
Montana	12	100	89,100	552	0.2
Nebraska	46	100	708,800	1,763	0.5
Nevada	24	96	1,196,900	2,147	0.6
New Hampshire	13	100	313,100	1,404	0.4
New Jersey	75	99	1,051,300	5,866	1.6
New Mexico	36	100	375,100	1,277	0.4
New York	127	99	2,868,800	15,736	4.4
North Carolina	191	99	3,183,200	10,773	3.0
North Dakota	5	100	95,700	178	*
Ohio	312	98	7,649,200	17,414	4.9
Oklahoma	183	99	2,247,000	7,655	2.1
Oregon	28	100	591,500	2,338	0.7
Pennsylvania	222	98	2,226,900	10,962	3.1
Rhode Island	3	100	158,000	815	0.2
South Carolina	179	96	1,791,200	8,181	2.3
South Dakota	18	100	203,700	476	0.1
Tennessee	249	99	3,676,800	11,497	3.2
Texas	720	99	10,815,700	39,237	11.0
Utah	22	100	933,000	2,267	0.6
Vermont	2	100	88,000	365	0.1
Virginia	212	99	3,134,900	10,242	2.9
Washington	49	98	896,800	3,106	0.9
West Virginia	26	100	427,300	1,463	0.4
Wisconsin	125	98	2,834,400	7,484	2.1
Wyoming	8	100	60,800	317	0.1
Puerto Rico	4	100	28,300	149	*
U.K.	13	100	1,169,000	6,618	1.9
Totals\Average	5,964	98%	100,504,200	$356,723	100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at September 30, 2019. Excludes revenue of $66 from sold properties and $15,523 of tenant reimbursement revenue.

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
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2019. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):
Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt
2019	$1.2	5.61%
2020	332.4	3.21
2021	317.0	5.73
2022	1,059.7	3.43
2023	756.7	4.65
Thereafter	4,599.0	3.81
Totals (1)	$7,066.0	3.90%
Fair Value (2)	$7,629.2

(1)
Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At September 30, 2019, the unamortized balance of net premiums on mortgages payable is $3.3 million, the unamortized balance of net original issuance premiums on notes payable is $6.6 million, and the balance of deferred financing costs on mortgages payable is $143,000, on notes payable is $37.3 million, and on term loans is $1.1 million.

(2)
We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at September 30, 2019 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages and private senior notes payable at September 30, 2019 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at September 30, 2019.

The table above incorporates only those exposures that exist as of September 30, 2019. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. At September 30, 2019, all of our mortgages payable had fixed interest rates, except one variable rate mortgage on one property totaling $7.1 million, which has been subsequently swapped to a fixed interest rate. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements.

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
As of and for the quarter ended September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	160 shares of stock, at a weighted average price of $68.03, in July 2019;

•	88 shares of stock, at a weighted average price of $69.67, in August 2019; and

•	428 shares of stock, at a weighted average price of $75.96, in September 2019.

Item 6:        Exhibits

Exhibit No.	Description
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
3.6
Articles Supplementary dated June 30, 1998 establishing the terms of the Company's Class A Junior Participating Preferred Stock (filed as exhibit A to exhibit 1 to the Company's Form 8-A12B, filed on June 26, 1998 (File No. 001-13374) and incorporated herein by reference).

3.7
Articles Supplementary dated May 24, 1999 establishing the terms of the Company's 93/8% Class B Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-K, filed on May 25, 1999 (File No. 001-13374) and incorporated herein by reference).

3.8
Articles Supplementary dated July 28, 1999 establishing the terms of the Company's 91/2% Class C Cumulative Redeemable Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-K, filed on July 30, 1999 (File No. 001-13374) and incorporated herein by reference).

3.9
Articles Supplementary dated May 24, 2004 and the Articles Supplementary dated October 18, 2004 establishing the terms of the Company's 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company's Form 8-A12B, filed on May 25, 2004 (File No. 001-13374) and incorporated herein by reference).

3.10
Articles Supplementary dated November 30, 2006 establishing the terms of the Company's 6.75% Monthly Income Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company's Form 8-A12B, filed on December 5, 2006 (File No. 001-13374) and incorporated herein by reference).

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

4.4	Form of 5.750% Notes due 2021 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 29, 2010 (File No. 001-13374) and incorporated herein by reference).
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

4.7	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).
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

4.9	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).

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

4.11	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.13	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.14
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.15	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.16
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.18	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.19
Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “4.650% Notes due 2047” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.4 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).

4.20	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.21	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.22	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
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

4.24	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
4.25
Officers’ Certificate pursuant to Sections 201, 301, and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee, establishing a series of securities entitled “3.875% Notes due 2025” and re-opening a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).

4.26	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).
4.27
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).

Material Contracts
10.1	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 and incorporated herein by reference).
Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 5, 2019	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)