Form 10-K
period 2019-12-31
REALTY INCOME CORP
filed 2020-02-24
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11995 El Camino Real, San Diego, California, 92130
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 284-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2019, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $21.9 billion based upon the last reported sale price of $68.97 per share on the New York Stock Exchange on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

At February 12, 2020, the number of shares of common stock outstanding was 333,627,261.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 12, 2020, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:         Business

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time.  The company is structured as a real estate investment trust, or REIT, requiring it to annually distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with commercial tenants.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 51 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements.  As of February 2020, the company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for the last 25 consecutive years.

At December 31, 2019, we owned a diversified portfolio:

•	Of 6,483 properties;

•	With an occupancy rate of 98.6%, or 6,389 properties leased and 94 properties available for lease;

•	Leased to 301 different commercial tenants doing business in 50 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);

•	With approximately 106.3 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years; and

•	With an average leasable space per property of approximately 16,393 square feet; approximately 11,800 square feet per retail property and 237,668 square feet per industrial property.

Of the 6,483 properties in the portfolio at December 31, 2019, 6,452, or 99.5%, are single-tenant properties, of which 6,362 were leased, and the remaining are multi-tenant properties.

Our six senior officers owned 0.05% of our outstanding common stock with a market value of $12.0 million at January 31, 2020. Our directors and six senior officers, as a group, owned 0.10% of our outstanding common stock with a market value of $37.8 million at January 31, 2020.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our central index key number is 726728.

In January 2020, we had 194 employees, as compared to 165 employees in January 2019.

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

RECENT DEVELOPMENTS

Increases in Monthly Dividends to Common Stockholders
We have continued our 51-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2019 and twice during 2020. As of February 2020, we have paid 89 consecutive quarterly dividend increases and increased the dividend 105 times since our listing on the NYSE in 1994.

	Month	Month	Monthly Dividend	Increase
2019 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045
3rd increase	Mar 2019	Apr 2019	$0.2260	$0.0005
4th increase	Jun 2019	Jul 2019	$0.2265	$0.0005
5th increase	Sep 2019	Oct 2019	$0.2270	$0.0005

2020 Dividend increases
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050

The dividends paid per share during 2019 totaled $2.7105, as compared to $2.6305 during 2018, an increase of $0.08, or 3.0%.

The monthly dividend of $0.2325 per share represents a current annualized dividend of $2.79 per share, and an annualized dividend yield of approximately 3.8% based on the last reported sale price of our common stock on the NYSE of $73.63 on December 31, 2019. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2019
Below is a listing of our acquisitions in the U.S. and U.K. for the year ended December 31, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year ended December 31, 2019 (1)
Acquisitions - U.S. (in 45 states)	753	11.6	$2,860.8	13.0	6.8%
Acquisitions - U.K. (2)	18	1.6	797.8	15.6	5.2%
Total Acquisitions	771	13.2	3,658.6	13.4	6.4%
Properties under Development - U.S.	18	0.5	56.6	15.1	7.3%
Total (3)	789	13.7	$3,715.2	13.5	6.4%

(1)
None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at December 31, 2019. All of our 2019 investments in acquired properties are 100% leased at the acquisition date.

(2)	Represents investments of £625.8 million Sterling during the year ended December 31, 2019 converted at the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 31 industries, and are 94.6% retail and 5.4% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during 2019 is from investment grade rated tenants, their subsidiaries or affiliated companies.

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

Portfolio Discussion
Leasing Results
At December 31, 2019, we had 94 properties available for lease out of 6,483 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio.

The following table summarizes our leasing results for the year ended December 31, 2019:

Properties available for lease at December 31, 2018	80
Lease expirations	304
Re-leases to same tenant (1)	(199)
Re-leases to new tenant (1)(2)	(15)
Dispositions	(76)
Properties available for lease at December 31, 2019	94

(1)
The annual new rent on these re-leases was $54.978 million, as compared to the previous annual rent of $53.605 million on the same properties, representing a rent recapture rate of 102.6% on the properties re-leased during the year ended December 31, 2019.

(2)	Re-leased to eight new tenants after a period of vacancy, and seven new tenants without vacancy.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2019, our average annualized rental revenue was approximately $14.88 per square foot on the 6,389 leased properties in our portfolio. At December 31, 2019, we classified 23 properties, with a carrying amount of $96.8 million, as held for sale on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures, and $15.0 million for non-recurring building improvements. In 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures, and $12.9 million for non-recurring building improvements.

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

Addition to the S&P 500 Dividend Aristocrats® Index
In February 2020, we were added to the S&P 500 Dividend Aristocrats® index for having increased our dividend every year for the last 25 consecutive years.

Chief Financial Officer Transition
In January 2020, we announced that Paul Meurer, our EVP, Chief Financial Officer and Treasurer, is leaving the company. To ensure a smooth transition, Mr. Meurer will serve as a senior advisor to the company through March 31, 2020. The company has begun a search for a new Chief Financial Officer.

Early Redemption of 5.75% Notes Due January 2021
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we will recognize an estimated $9.8 million loss on extinguishment of debt during the first quarter of 2020.

Equity Capital Raising
During 2019, we raised $2.2 billion from the sale of common stock at a weighted average price of $72.40 per share.

At-the-Market (ATM) Program
In December 2019, following the issuance and sale of 50,597,595 shares under our prior ATM equity distribution plans, or our prior ATM programs, we established a new ATM equity distribution plan, or our new ATM program, pursuant to which up to 33,402,405 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices.

Acquisition of Properties from CIM Real Estate Finance Trust, Inc.
In December 2019, we completed the acquisition of 444 single-tenant retail properties from CIM Real Estate Finance Trust, Inc., a non-listed REIT which is sponsored by an affiliate of CIM Group, for approximately $1.2 billion, representing a portion of the previously announced transaction with CIM Real Estate Finance Trust, Inc. In connection with the acquisitions, we assumed existing mortgage debt of $130.8 million. We acquired the remaining seven properties in this transaction for approximately $26 million in January 2020.

Christie Kelly Joins Board of Directors
In November 2019, we announced that Christie Kelly joined our Board of Directors.

Amended and Restated Credit Agreement
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies. The amended and restated credit facility is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The unsecured revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of December 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

Note Issuances
In May 2019, we issued £315 million Sterling of 2.730% senior unsecured notes due May 2034 through a private placement.
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

Amended & Restated Bylaws
In February 2020, we amended and restated our bylaws to permit any of our stockholders to propose any amendments to the bylaws and to remove the previous requirement that stockholders meet certain ownership thresholds and other requirements in order to be eligible to submit such a proposal. As a result, our stockholders may amend the bylaws by the affirmative vote of a majority of all votes entitled to be cast on the matter pursuant to any proposal properly submitted for approval at a meeting of stockholders by any stockholder, subject to applicable notice requirements.
Tau Operating Partnership Buyout and Term Loan Payoff
In January 2019, we redeemed all of the 317,022 remaining common units of Tau Operating Partnership, L.P. held by nonaffiliates for cash. Following the redemption, our taxable REIT subsidiary, Crest Net Lease, obtained a 0.11% interest in Tau Operating Partnership. Additionally, in January 2019, we paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and continue to consolidate the entity.
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Year Ended December 31,
	2019	2018	% Increase
Total revenue	$1,491.6	$1,327.8	12.3%
Net income available to common stockholders (1)	$436.5	$363.6	20.0%
Net income per share (2)	$1.38	$1.26	9.5%
FFO available to common stockholders	$1,039.6	$903.3	15.1%
FFO per share (2)	$3.29	$3.12	5.4%
AFFO available to common stockholders	$1,050.0	$924.6	13.6%
AFFO per share (2)	$3.32	$3.19	4.1%
(1) The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sales of real estate, and foreign currency gains and losses. These items can vary from quarter to quarter and can significantly impact net income and period to period comparisons.
(2) All per share amounts are presented on a diluted per common share basis.

Net income available to common stockholders in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share.

See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

DIVIDEND POLICY

Distributions are paid monthly to holders of shares of our common stock.

Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2019, our cash distributions to common stockholders totaled $852.1 million, or approximately 131.5% of our estimated taxable income of $648.0 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2019 totaled $852.1 million, representing 81.2% of our adjusted funds from operations available to common stockholders of $1.05 billion. In comparison, our 2018 cash distributions to common stockholders totaled $761.6 million, representing 82.4% of our adjusted funds from operations available to common stockholders of $924.6 million.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 21.8% of the distributions to our common stockholders, made or deemed to have been made in 2019, were classified as a return of capital for federal income tax purposes. We estimate that in 2020, between 15% and 25% of the distributions may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

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

Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by tenant, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of December 31, 2019, consisted of 6,483 properties located in 49 U.S. states, Puerto Rico and the U.K. leased to 301 different commercial tenants doing business in 50 industries. Each of the 50 industries represented in our property portfolio accounted for no more than 11.9% of our rental revenue during the year ended December 31, 2019.

Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, commercially-zoned with a single tenant;

•	Properties that are in significant markets or strategic locations critical to generating revenue for our tenants (i.e. they need the property in which they operate in order to conduct their business);

•	Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;

•	Properties that are located within attractive demographic areas relative to the business of our tenants;

•	Properties with real estate valuations that approximate replacement costs;

•	Properties with rental or lease payments that approximate market rents for similar properties; and

•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in properties owned by tenants that are already or could become leaders in their respective businesses supported by mechanisms including (but not limited to) occupancy of prime real estate locations, pricing, merchandise assortment, service, quality, economies of scale, consumer branding, and advertising. In addition, we frequently acquire large portfolios of single-tenant properties net leased to different tenants operating in a variety of industries. We have an internal team dedicated to sourcing such opportunities, often using our relationships with various tenants, owners/developers, brokers and advisers to uncover and secure transactions. We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, tenants, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we look for tenants with the following attributes:

•	Tenants with reliable and sustainable cash flow;

•	Tenants with revenue and cash flow from multiple sources;

•	Tenants that are willing to sign a long-term lease (10 or more years); and

•	Tenants that are large owners and users of real estate.

From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 96% of our annualized retail rental revenue at December 31, 2019 is derived from tenants with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties generally leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

After applying this investment strategy, we pursue those transactions where we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments consistent with our objective of owning net lease assets.

Underwriting Strategy
In order to be considered for acquisition, properties must meet stringent underwriting requirements. We have established a four-part analysis to examine each potential investment based on:

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

Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates. We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. Approximately 49% of our annualized rental revenue is generated from properties leased to investment grade tenants, their subsidiaries or affiliated companies. At December 31, 2019, our top 20 tenants represented approximately 53% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries of investment grade companies.

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

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowing on our credit facility and through public securities offerings.

We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.

For 2020, we intend to continue our active disposition efforts to further enhance our real estate portfolio and anticipate reaching approximately $200 to $225 million in property sales. We plan to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2020 at our estimated values or be able to invest the property sale proceeds in new properties.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2019, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.93 billion, or approximately 24.4% of our total market capitalization of $32.53 billion.

We define our total market capitalization at December 31, 2019 as the sum of:

•
Shares of our common stock outstanding of 333,619,106, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $73.63 per share on December 31, 2019, or $24.6 billion;

•	Outstanding borrowings of $704.3 million on our credit facility, including £169.2 million Sterling;

•	Outstanding mortgages payable of $408.4 million, excluding net mortgage premiums of $3.0 million and deferred financing costs of $1.3 million;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $956,000; and

•
Outstanding senior unsecured notes and bonds of $6.3 billion, including a Sterling-denominated private placement of £315.0 million, and excluding unamortized net original issuance premiums of $6.3 million and deferred financing costs of $35.9 million.

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

Revolving Credit Facility
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies. The amended and restated credit facility is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The unsecured revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of December 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate under our revolving credit facility is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2019, we had a borrowing capacity of $2.3 billion available on our revolving credit facility and an outstanding balance of $704.3 million, including £169.2 million Sterling. The weighted average interest rate on borrowings outstanding under our revolving credit facility during 2019 was 3.1% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2019, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2019, we had cash and cash equivalents totaling $54.0 million, inclusive of £30.7 million Sterling.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2019, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2019, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Term Loans
In October 2018, in conjunction with our credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.

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

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018. Borrowing under this term loan bore interest at the current one-month LIBOR plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was borne at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.

Mortgage Debt
As of December 31, 2019, we had $408.4 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at December 31, 2019, we had net premiums totaling $3.0 million on these mortgages and deferred financing costs of $1.3 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2019, we made $20.7 million of principal payments, including the repayment of one mortgage in full for $15.8 million.

Notes Outstanding
As of December 31, 2019, we had $6.32 billion of senior unsecured note and bond obligations, excluding unamortized net original issuance premiums of $6.3 million and deferred financing costs of $35.9 million. All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually.

No Unconsolidated Investments
We have no unconsolidated investments, nor do we engage in trading activities involving energy or commodity contracts.

Environmental, Social and Governance (ESG)
In recent years, our environmental, social, and governance efforts have quickly evolved from commitments to action. We continue to focus on how best to institutionalize efforts for a lasting and positive impact. We strive to be a leader in the net lease industry in ESG initiatives.

We are committed to conducting our business according to the highest ethical standards. We are dedicated to providing an engaging, diverse, and safe work environment for our employees, operating our business in an environmentally conscious manner, and upholding our corporate responsibilities as a public company for the benefit of our stakeholders - our shareholders, employees, tenants and community.

As The Monthly Dividend Company®, our mission is to conduct business with integrity, transparency, respect and humility to create long-term value across economic cycles for all stakeholders. We are dedicated to providing dependable monthly dividends that increase over time.

We believe that our commitment to corporate responsibility, which encompasses ESG principles, is critical to our performance and long-term success and that we all have a shared responsibility to our community and the planet. The Nominating/Corporate Governance Committee of our Board of Directors has direct oversight of ESG matters.

Environmental - Sustainability
In 2019, we focused on advancing our sustainability agenda, including creating a sustainability department. We envision developments in the coming years as we develop a sustainability strategy, by and on behalf of our internal and external stakeholders, while engaging all levels of our organization in the process.

We hold the protection of our assets, communities, and the environment in high regard. Based on our business model, the properties in our portfolio are primarily net leased to our tenants, and each tenant is generally responsible for maintaining the buildings, including utilities management and the implementation of environmentally sustainable practices at each location. In that light, we intend to expand our tenant engagement efforts to achieve shared sustainability objectives on an ongoing basis. As a member of the National Association of Real Estate

Investment Trusts (Nareit) Real Estate Sustainability Council, we are focused on leveraging best practices and advancing our efforts in this area.

Social - Company Culture and Employees
We put great effort into cultivating an inclusive company culture. We are one team, and together we are committed to a culture that provides an engaging work environment and encourages integrity, transparency, respect and humility. Regular open communication is central to how we work, and our employees take pride in our 51-year history of providing monthly dividends to our stockholders. We hire talented employees with diverse backgrounds and perspectives, and work to provide an environment where capable team members have fulfilling careers in the real estate industry.

Governance - Fiduciary Duties and Ethics
We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its shareholders. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance. Practices that illustrate this commitment include, but are not limited to:

•	Our Board of Directors is currently comprised of ten directors, nine of whom are independent, non- employee directors;

•	Our Board of Directors is elected on an annual basis with a majority vote standard;

•	Our directors conduct annual self-evaluations and participate in orientation and continuing education programs;

•	An Enterprise Risk Management evaluation is conducted annually to identify and assess company risk;

•	Each committee within our Board of Directors is comprised entirely of independent directors; and

•
We adhere to all other corporate governance principles outlined in our Corporate Governance Guidelines. These guidelines, as well as our bylaws, committee charters and other governance documents may be found on our website.

We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our shareholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct an annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through the company’s whistleblower hotline and reported to our Audit Committee quarterly.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2019, we owned a diversified portfolio:

•	Of 6,483 properties;

•	With an occupancy rate of 98.6%, or 6,389 properties leased and 94 properties available for lease;

•	Leased to 301 different commercial tenants doing business in 50 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the U.K.;

•	With approximately 106.3 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years; and

•	With an average leasable space per property of approximately 16,393 square feet; approximately 11,800 square feet per retail property and 237,668 square feet per industrial property.

At December 31, 2019, 6,389 properties were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

At December 31, 2019, our 301 commercial tenants, which we define as retailers with over 50 locations and non-retailers with over $500 million in annual revenues, represented approximately 95% of our annualized revenue.  We had 329 additional tenants, representing approximately 5% of our annualized revenue at December 31, 2019, which brings our total tenant count to 630 tenants.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended December 31, 2019	For the Years Ended
		Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
U.S.
Aerospace	0.8%	0.8%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.1	1.1	1.3	1.6	1.9	2.0
Automotive collision services	1.1	1.1	0.9	1.0	1.0	1.0
Automotive parts	1.5	1.6	1.7	1.3	1.3	1.4
Automotive service	2.3	2.3	2.2	2.2	1.9	1.9
Automotive tire services	2.1	2.2	2.4	2.6	2.7	2.9
Beverages	2.1	2.3	2.5	2.7	2.6	2.7
Child care	2.3	2.3	1.7	1.8	1.9	2.0
Consumer appliances	0.4	0.5	0.5	0.5	0.5	0.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.7	0.8	0.9	0.9
Convenience stores	11.6	11.9	11.2	9.6	8.7	9.2
Crafts and novelties	0.6	0.6	0.7	0.6	0.6	0.6
Diversified industrial	0.7	0.7	0.8	0.9	0.9	0.8
Dollar stores	7.3	7.3	7.5	7.9	8.6	8.9
Drug stores	8.6	9.0	10.2	10.9	11.2	10.6
Education	0.2	0.2	0.3	0.3	0.3	0.3
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.4	0.4	0.4	0.4	0.5	0.5
Equipment services	0.4	0.4	0.4	0.4	0.6	0.5
Financial services	2.0	2.1	2.3	2.4	1.8	1.7
Food processing	0.8	0.6	0.5	0.6	1.1	1.2
General merchandise	2.7	2.5	2.3	2.0	1.8	1.7
Government services	0.7	0.8	0.9	1.0	1.1	1.2
Grocery stores	5.0	4.9	5.0	4.4	3.1	3.0
Health and beauty	0.2	0.3	0.2	*	*	*
Health and fitness	7.3	7.5	7.4	7.5	8.1	7.7
Health care	1.5	1.4	1.5	1.4	1.5	1.7
Home furnishings	0.7	0.7	0.8	0.9	0.8	0.9
Home improvement	2.9	3.0	3.0	2.6	2.5	2.4
Insurance	*	*	0.1	0.1	0.1	0.1
Jewelry	*	*	0.1	0.1	0.1	0.1
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	2.1	1.9	1.9	2.1	1.9	1.6
Office supplies	0.2	0.2	0.2	0.2	0.3	0.3
Other manufacturing	0.6	0.6	0.7	0.8	0.8	0.7
Packaging	0.9	1.0	1.1	1.0	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.6	0.5	0.5	0.6	0.6	0.7
Restaurants - casual dining	3.1	3.2	3.2	3.8	3.9	3.8
Restaurants - quick service	6.2	6.2	5.7	5.1	4.9	4.2
Shoe stores	0.2	0.3	0.5	0.6	0.7	0.7
Sporting goods	1.0	0.9	1.1	1.4	1.6	1.8
Telecommunications	0.5	0.5	0.6	0.6	0.6	0.7
Theaters	6.7	6.3	5.5	5.0	4.9	5.1
Transportation services	4.4	4.6	5.0	5.4	5.5	5.4
Wholesale clubs	2.6	2.7	3.0	3.3	3.6	3.8
Other	0.1	0.1	0.1	0.1	0.2	0.2
Total U.S.	97.7%	98.7%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery Stores	2.3	1.3	-	-	-	-
Theaters	*	*	-	-	-	-
Total U.K.	2.3%	1.3%	-	-	-	-
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2019 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended December 31, 2019 (2)	Percentage of Rental Revenue
Retail	6,305	74,397,000	$310,499	83.0%
Industrial	120	28,520,100	43,189	11.5
Office	43	3,171,500	13,657	3.7
Agriculture	15	184,500	6,708	1.8
Totals	6,483	106,273,100	$374,053	100.0%
(1) Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at December 31, 2019.
(2) Includes rental revenue for all properties owned at December 31, 2019.  Excludes revenue of $354 from sold properties and rental revenue (reimbursable) of $19,810.

Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total rental revenue at December 31, 2019:

Tenant	Number of Leases	% of Rental Revenue (1)
Walgreens	250	6.1%
7-Eleven	403	4.8%
Dollar General	752	4.4%
FedEx	41	4.0%
Dollar Tree / Family Dollar	550	3.5%
LA Fitness	58	3.4%
AMC Theatres	34	3.0%
Regal Cinemas (Cineworld)	42	2.9%
Walmart / Sam's Club	54	2.6%
Sainsbury's	15	2.4%
Lifetime Fitness	14	2.1%
Circle K (Couch-Tard)	285	1.9%
BJ's Wholesale Clubs	15	1.8%
CVS Pharmacy	88	1.7%
Treasury Wine Estates	17	1.7%
Super America (Marathon)	161	1.6%
Kroger	22	1.6%
GPM Investments / Fas Mart	206	1.4%
TBC Corp	159	1.3%
Home Depot	17	1.2%
Totals	3,183	53.3%
(1) Excludes rental revenue (reimbursable). Amounts for each tenant are calculated independently, therefore, the individual percentages may not sum to the total.

Service Category Diversification for our Retail Properties
The following table sets forth certain information regarding the properties owned at December 31, 2019, classified according to the business types and the level of services they provide (dollars in thousands):

	Retail Rental Revenue for the Quarter Ended December 31, 2019 (1)	Percentage of Retail Rental Revenue
Tenants Providing Services
Automotive collision services	$4,045	1.3%
Automotive service	8,642	2.8
Child care	8,503	2.7
Consumer Appliances	9	*
Education	826	0.3
Entertainment	1,329	0.4
Equipment services	131	*
Financial services	6,240	2.0
Health and fitness	27,257	8.8
Health care	2,483	0.8
Telecommunications	85	*
Theaters U.S.	25,163	8.1
Theaters U.K.	19	*
Transportation services	250	0.1
Other	202	0.1
	$85,184	27.4%
Tenants Selling Goods and Services
Automotive parts (with installation)	1,721	0.6
Automotive tire services	7,776	2.5
Convenience stores	43,146	13.9
Health and beauty	45	*
Motor vehicle dealerships	7,764	2.5
Pet supplies and services	1,340	0.4
Restaurants - casual dining	11,034	3.5
Restaurants - quick service	23,345	7.5
	$96,171	30.9%
Tenants Selling Goods
Apparel stores	4,111	1.3
Automotive parts	3,608	1.2
Book stores	113	*
Consumer electronics	1,140	0.4
Crafts and novelties	2,076	0.7
Dollar stores	27,377	8.8
Drug stores	30,830	9.9
General merchandise	7,534	2.4
Grocery stores - U.S.	18,065	5.8
Grocery Stores - U.K.	8,189	2.6
Home furnishings	2,384	0.8
Home improvement	9,612	3.1
Jewelry	175	0.1
Office supplies	586	0.2
Shoe stores	185	0.1
Sporting goods	3,571	1.2
Wholesale clubs	9,588	3.1
	$129,144	41.7%
Totals	$310,499	100.0%
* Less than 0.1%
(1) Includes rental revenue for all retail properties owned at December 31, 2019.  Excludes revenue of $63,554 from non-retail properties, $354 from sold properties, and $19,810 of rental revenue (reimbursable).

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended December 31, 2019 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable	Rental Revenue for the Quarter Ended December 31, 2019	% of Rental Revenue
Year	Retail	Non-Retail	Sq. Feet
2020	223	12	2,569,200	$9,679	2.6
2021	326	16	5,281,900	15,098	4.0
2022	417	23	9,516,900	21,500	5.8
2023	557	23	10,344,900	31,139	8.3
2024	415	16	7,039,400	22,182	5.9
2025	394	16	7,298,300	26,700	7.1
2026	330	4	5,101,200	16,768	4.5
2027	560	5	6,702,600	23,018	6.2
2028	436	14	10,227,400	24,697	6.6
2029	520	7	9,490,100	25,230	6.8
2030	221	14	4,242,700	20,081	5.4
2031	322	25	6,294,400	28,717	7.7
2032	133	4	3,723,100	13,965	3.7
2033	284	1	3,486,200	17,731	4.7
2034	312	1	4,375,500	27,451	7.4
2035 - 2044	834	5	8,667,100	49,604	13.3
Totals	6,284	186	104,360,900	$373,560	100.0%
* Less than 0.1%
(1) The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $493 from expired leases, and $354 from sold properties and $19,810 of rental revenue (reimbursable) at December 31, 2019. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of December 31, 2019 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2019 (1)	Percentage of Rental Revenue
Alabama	228	98%	2,148,700	$6,685	1.8%
Alaska	3	100	274,600	536	0.1
Arizona	152	100	2,081,700	7,751	2.1
Arkansas	102	100	1,183,200	2,743	0.7
California	226	99	6,423,600	32,641	8.7
Colorado	100	96	1,582,900	6,208	1.7
Connecticut	21	95	1,378,200	3,661	1.0
Delaware	19	100	101,400	670	0.2
Florida	430	98	4,632,000	20,480	5.5
Georgia	299	99	4,544,200	14,498	3.9
Idaho	14	93	103,200	403	0.1
Illinois	291	99	6,333,100	22,014	5.9
Indiana	204	99	2,565,600	9,710	2.6
Iowa	47	96	3,222,400	4,551	1.2
Kansas	122	97	2,256,800	6,078	1.6
Kentucky	93	100	1,826,100	5,012	1.3
Louisiana	138	97	1,910,000	5,815	1.6
Maine	27	100	277,800	1,306	0.4
Maryland	38	100	1,494,000	6,519	1.7
Massachusetts	58	95	896,100	3,883	1.0
Michigan	211	99	2,438,800	8,288	2.2
Minnesota	174	98	2,360,600	10,764	2.9
Mississippi	177	98	1,930,300	5,664	1.5
Missouri	188	96	3,023,000	9,283	2.5
Montana	12	100	89,100	544	0.1
Nebraska	62	100	866,100	1,988	0.5
Nevada	24	96	1,196,900	2,153	0.6
New Hampshire	14	100	321,500	1,546	0.4
New Jersey	76	99	1,057,300	6,469	1.7
New Mexico	60	100	504,200	1,527	0.4
New York	135	99	2,918,200	16,243	4.3
North Carolina	199	100	3,305,300	11,029	2.9
North Dakota	8	100	126,900	237	0.1
Ohio	342	98	8,019,600	17,704	4.7
Oklahoma	190	99	2,368,200	8,099	2.2
Oregon	29	100	624,300	2,693	0.7
Pennsylvania	225	99	2,264,100	11,089	3.0
Rhode Island	3	100	158,000	815	0.2
South Carolina	180	96	1,816,800	9,244	2.5
South Dakota	23	100	258,500	582	0.2
Tennessee	259	99	3,819,700	11,404	3.0
Texas	798	100	11,447,300	40,996	11.0
Utah	23	100	949,700	2,313	0.6
Vermont	1	100	65,500	191	*
Virginia	215	99	3,156,700	10,313	2.8
Washington	50	98	913,400	3,626	1.0
West Virginia	35	100	519,000	1,554	0.4
Wisconsin	127	98	2,855,800	7,703	2.1
Wyoming	9	100	63,900	374	0.1
Puerto Rico	4	100	28,300	149	*
U.K.	18	100	1,570,500	8,305	2.3
Totals\Average	6,483	99%	106,273,100	$374,053	100.0%
* Less than 0.1%
(1) Includes rental revenue for all properties owned at December 31, 2019.  Excludes revenue of $354 from sold properties and $19,810 of tenant reimbursement revenue

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

•	Our continued qualification as a real estate investment trust;

•	General domestic and foreign business and economic conditions;

•	Competition;

•	Fluctuating interest and currency rates;

•	Access to debt and equity capital markets;

•	Volatility and uncertainty in the credit markets and broader financial markets;

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

Item 1A:      Risk Factors

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.

In order to grow we need to continue to acquire investment properties.  The acquisition of investment properties may be subject to competitive pressures.
 We face competition in the acquisition and operation of our properties. We expect competition from:

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
Cash flow from operations depends in part on our ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	Lack of demand in areas where our properties are located;

•	Inability to retain existing tenants and attract new tenants;

•	Oversupply of space and changes in market rental rates;

•	Declines in our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;

•	Defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations;

•	Economic or physical decline of the areas where the properties are located; and

•	Deterioration of physical condition of our properties.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements, or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases or we may elect not to pursue claims against a tenant for terminated leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full, or at all. Moreover, in the case of a tenant’s leases that are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, tenant bankruptcies may have a material adverse effect on our results of operations. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.

As of December 31, 2019, 94 of our properties were available for lease or sale. As of December 31, 2019, 100 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2019, each of our tenants accounted for less than 10% of our rental revenue.

For 2019, our tenants in the “convenience store” industry accounted for approximately 11.9% of our rental revenue. A downturn in this industry could have a material adverse effect on our financial position, results of operations, our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2019. Nevertheless, downturns in these industries could also adversely affect our tenants, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and preferred stock.

In addition, some of our properties are leased to tenants that may have limited financial and other resources, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national, or international economy.

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

There may be environmental conditions associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities and operators that use chemicals and other waste products. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to lease or sell that property and we may incur substantial remediation costs or third party liability claims. Although our leases generally require our tenants to operate in compliance with all applicable federal, state, and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition, or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and we may acquire other buildings that contain asbestos in the future. Environmental laws govern the presence, maintenance, and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is possible that our insurance could be insufficient to address any particular environmental situation and/or that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our tenants are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of tenants’ activities on the properties. For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally are required to meet applicable state financial assurance obligations, including maintaining certain minimum net worth requirements, obtaining environmental insurance, or relying upon the state trust funds where available in the states where these properties are located to reimburse responsible parties for costs of environmental remediation. However, it is possible that one or more of our tenants could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations, and thus we may still be obligated to pay for any such environmental liabilities.

Compliance.  We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability, or claim relating to hazardous substances, toxic substances, or petroleum products in connection with any of our properties. In addition, we believe we are in compliance in all material respects with all present federal, state, and local laws relating to ACMs. Nevertheless, if environmental contamination should exist, we could be subject to liability, including strict liability, by virtue of our ownership interest.

Insurance and Indemnity.  In March 2018, we entered into a ten-year environmental insurance policy that expires in March 2028, which replaced our previous ten-year environmental insurance policy. The limits on our current policy are $10 million per occurrence and $60 million in the aggregate. The limits on the excess policy are $5 million per occurrence and $10 million in the aggregate. Therefore, the primary and excess ten-year policies together provide a total limit of $15 million per occurrence and $70 million in the aggregate.

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

If we fail to qualify as a REIT, the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.
We believe that, commencing with our taxable year ended December 31, 1994, we have been organized and have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Code. However, we cannot make any assurances that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control.

For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains).

If we fail to satisfy any of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year:

•	We would be required to pay regular United States, or U.S., federal corporate income tax on our taxable income;

•	We would not be allowed a deduction for amounts distributed to our stockholders in computing our taxable income;

•	We could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost;

•	We would no longer be required to make distributions to stockholders; and

•
This treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state, local and foreign taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. In addition, our taxable REIT subsidiaries, including Crest, are subject to federal, state and, in some cases, foreign taxes at the applicable tax rates on their income and property. Any failure to comply with legal and regulatory tax obligations could adversely affect our ability to conduct business and could adversely affect the market price of our capital stock and the value of our debt securities.

Legislative or other actions affecting REITs could have a negative effect on us or our investors.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Services, or the IRS, and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common stock or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The 2017 Tax Cuts and Jobs Act, or TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. We are continuing to assess the potential impact of TCJA on us as related regulations are proposed and finalized.

Although a number of regulations related to TCJA became final in 2018 and 2019, there are still a number of proposed regulations open for comment. The legislation is still unclear in some respects and could be subject to further potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, state and local tax jurisdictions, which often use federal taxable income as a starting point for computing state and local tax liabilities, are continuing to evaluate the legislation to determine their respective levels of conformity to the new law. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

Distribution requirements imposed by law limit our flexibility.
To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains, each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we are subject to a 4% nondeductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Future issuances of equity securities could dilute the interest of holders of our common stock.
Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to stock incentive plans. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by our Board of Directors). Accordingly, our Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership, which could result in stockholder dilution through the issuance of operating partnership units that, under certain circumstances, may be exchanged for shares of our common stock. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.

We are subject to risks associated with debt and capital stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our revolving credit facility. The credit agreement governing our revolving credit facility also governs our two existing $250.0 million unsecured term loan facilities. At December 31, 2019, we had $704.3 million of outstanding borrowings under our revolving credit facility, a total of $6.32 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance premiums of $6.3 million and deferred financing costs of $35.9 million), $500.0 million of borrowings outstanding under our two term loan facilities (excluding deferred financing costs of $956,000) and approximately $408.4 million of outstanding mortgage debt (excluding net unamortized premiums totaling $3.0 million and deferred financing costs of $1.3 million on this mortgage debt). Our revolving credit facility grants us the option, subject to customary conditions, to expand the borrowing limits thereunder to up to $4.0 billion. We also may in the future enter into amendments and restatements of our current revolving credit facility and term loan facilities, or enter into new revolving credit facilities or term loan facilities, and any such amended, restated or replacement revolving credit facilities or term loan facilities may increase the amounts we are entitled to borrow, subject to customary conditions, compared to our current revolving credit facility and term loan facilities or we may incur other indebtedness. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt. We also face variable interest rate risk as the interest rates on our revolving credit facility, our term loans and some of our mortgage debt are variable and could therefore increase over time. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and the ongoing global financial crisis uncertainties, including the impact of the United Kingdom’s withdrawal from the European Union (referred to as Brexit), we also face the risk that one or more of the participants in our revolving credit facility may not be able to lend us money.

In addition, our revolving credit facility, our term loan facilities and our mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions to holders of our common stock and preferred stock. In particular, our revolving credit facility and our two $250.0 million term loan facilities, all of which are governed by the same credit agreement, provide that, if an event of default (as defined in the credit agreement) exists, we may not pay any dividends or make other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•
The sum of (a) 95% of our adjusted funds from operations (as defined in the credit agreement) for that period plus (b) the aggregate amount of cash distributions made to holders of our outstanding preferred stock for that period, and

•
The minimum amount of cash distributions required to be made to our stockholders in order to maintain our status as a REIT for federal income tax purposes and to avoid the payment of any income or excise taxes that would otherwise be imposed under specified sections of the Code on income we do not distribute to our stockholders, except that we may repurchase or redeem shares of our outstanding preferred stock with the net proceeds from the issuance of shares of our common stock or preferred stock. The credit agreement further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to one or more of our subsidiaries that in the aggregate meet a significance test set forth in the credit agreement, we and our subsidiaries (other than our wholly-owned subsidiaries) may not pay any dividends or make other distributions on (except for (a) distributions payable in shares of a given class of our stock to the stockholders of that class and (b) dividends and distributions described in the second bullet point above), or repurchase or redeem, among other things, any shares of our common stock or preferred stock. If any such event of default under the credit agreement were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the market value of our debt securities, could limit the amount of dividends or other distributions payable to holders of our common stock and preferred stock or the amount of interest and principal we are able to pay on our indebtedness, or prevent us from paying those dividends, other distributions, interest or principal altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

Our indebtedness could also have other important consequences to holders of our common stock, preferred stock, and debt securities, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

•
Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	Putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a debt instrument, the lenders will generally have the right to demand immediate repayment of the principal and interest on all of their loans and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral. Moreover, a default under a single loan or debt instrument may trigger cross-default or cross-acceleration provisions in other indebtedness and debt instruments, giving the holders of such other indebtedness and debt instruments similar rights to demand immediate repayment and to seize and sell any collateral.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness.
Our ability to make distributions on our common stock and preferred stock and payments on our indebtedness, and to fund planned acquisitions and capital expenditures will depend on our ability to generate cash in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, to pay our indebtedness, or to fund our other liquidity needs.

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time and may be outside of our control, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;

•	The market for similar securities issued by other REITs;

•	General economic, political and financial market conditions;

•	The financial condition, performance and prospects of us, our tenants and our competitors;

•	Changes in legal and regulatory taxation obligations;

•	Litigation and regulatory proceedings;

•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;

•	Changes in our credit ratings; and

•	Actual or anticipated variations in quarterly operating results of us and our competitors.

In addition, over the last several years, prices of common stock and debt securities in the United States, trading markets have been experiencing extreme price fluctuations, and the market values of our common stock and debt securities have also fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

Real estate ownership is subject to particular conditions that may have a negative impact on our revenue.
We are subject to all of the inherent risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur, and distributions on our capital stock. Additional real estate ownership risks include:

•	Adverse changes in general or local economic conditions;

•	Changes in supply of, or demand for, similar or competing properties;

•	Changes in interest rates and operating expenses;

•	Competition for tenants;

•	Changes in market rental rates;

•	Inability to lease properties upon termination of existing leases;

•	Renewal of leases at lower rental rates;

•	Inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•	Uninsured property liability;

•	Property damage or casualty losses;

•	Unexpected expenditures for capital improvements, including requirements to bring properties into compliance with applicable federal, state and local laws;

•	The need to periodically renovate and repair our properties;

•	Development oriented activities;

•	Physical or weather-related damage to properties;

•	The potential risk of functional obsolescence of properties over time;

•	Acts of terrorism and war; and

•	Acts of God and other factors beyond the control of our management.

Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.
We are engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-tenant, net lease locations. We may be exposed to a variety of new risks by expanding into new property types and properties leased to tenants engaged in non-retail businesses, including risks resulting from our limited experience in managing, underwriting and assessing risks related to such properties or understanding the market dynamics applicable to such properties, tenants or lease structures, any of which could also have a significant adverse effect on our business, liquidity, financial position and/or results of operations.

We are subject to additional risks from our international investments.
We have acquired and may continue to acquire properties outside of the United States. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the United States. Our international investments are subject to additional risks, including:

•	The laws, rules and regulations applicable in such jurisdictions outside of the United States, including those related to property ownership by foreign entities;

•	Complying with a wide variety of foreign laws;

•	Fluctuations in exchange rates between foreign currencies and the U.S. dollar, and exchange controls;

•	Limited experience with local business and cultural factors that differ from our usual standards and practices;

•
Challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction or environmental compliance;

•	Unexpected changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the United States or between the United States and such jurisdictions;

•	Potentially adverse tax consequences with respect to our properties;

•
The impact of regional or country-specific business cycles and economic instability, including deteriorations in political relations with the United States, instability in, or further withdrawals from, the European Union or other international trade alliances or agreements; and

•	Political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities.

If we are unable to adequately address these risks, they could have a significant adverse effect on our operations.

We may engage in development or expansion projects or invest in new assets, which would subject us to additional risks that could negatively impact our operations.
We may engage in development or other expansion projects, which would require us to raise additional capital and oversee state and local permitting. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could prevent us from pursuing the development or expansion project. Additionally, any such new development or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations.

In the future, we may invest in new or different assets that may or may not be closely related to our current business. These new assets may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new assets, we will be exposed to the risk that those assets, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status. If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.

An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our tenants are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our tenants are generally required to maintain general liability coverage depending on the tenant and the industry in which the tenant operates.

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

In addition, although we obtain title insurance policies of our properties to protect us and our properties against unknown title defects (such as claims of ownership, liens or other encumbrances), there may be certain title defects that our title insurance will not cover. If a material title defect related to any of our properties is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property, cause a financial misstatement or damage our reputation.

Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operations.
Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The retailers to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these retailers may be generally obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these retailers to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

Litigation risks could affect our business.
From time to time, we are involved in legal proceedings, lawsuits, and other claims. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management.

Property taxes may increase without notice.
The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our tenants.

We depend on key personnel.
We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry.

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that events like these will not occur or have a direct impact on our tenants, our business or the United States or world generally.

If events like these were to occur, they could materially interrupt our business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

Our business is subject to risks associated with climate change and our sustainability strategies.
Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

In addition, we seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and international laws and regulations related to climate change, both internally and with our tenants. Our sustainability strategies and efforts to comply with changes in federal, state and international laws and regulations on climate change could result in significant capital expenditures to improve our existing properties or properties we may acquire. Any changes to such laws and regulations could also result in increased operating costs or capital expenditures at our properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information. Although we have taken steps to protect the security of the data maintained in our information systems, our security measures may not be able to prevent the systems’ improper functioning, or the theft of intellectual property, personal information, or personal property, such as in the event of cyber-attacks. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, result in theft of company assets, damage our reputation, subject us to liability claims and could adversely affect our business, financial condition and results of operations.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
Historically, there have been periods where the global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of equity and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Uncertainty in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may adversely affect our ability to make acquisitions. A prolonged downturn in the equity or credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and debt securities, the income we receive from our properties and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general.

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
Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and various receivables. Often these estimates require the use of market data values that are currently difficult to assess, as well as estimates of future performance or receivables collectability that can also be difficult to accurately predict. Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ from these estimates.

Inherent limitations of internal controls over financial statements, disclosure controls and safeguarding of assets may adversely impact our financial condition and results of operations.
Our internal controls over financial reporting, disclosure controls and procedures and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement and disclosure accuracy and safeguarding of assets. Any failure of these internal controls could result in decreased investor confidence in the accuracy and completeness of our financial reports and disclosures, our REIT qualification being jeopardized, impairment in our access to capital, civil litigation or investigations by the NYSE, the SEC or other regulatory authorities, which may adversely impact our financial condition and results of operations.

We are subject to risks related to recent proposals for reform regarding LIBOR.
Certain of our existing debt instruments and other financial arrangements, including our $3.0 billion revolving credit facility and our $250.0 million term loan facilities, provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. LIBOR is the subject of recent proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could also affect interest rates and other financing costs under our debt instruments and other financial arrangements, any of which could adversely affect our results of operations and financial condition.

Our business could be negatively affected as a result of actions of activist stockholders and shareholder advisory firms.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we become engaged in a process or proxy contest with an activist stockholder in the future, our business could be adversely affected, as such activities could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our Board of Directors or management team may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, tenants and financing sources, and make it more difficult to attract and retain qualified personnel. If potential or existing sellers of properties, tenants or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected. Similarly, we may suffer damage to our reputation (for example, regarding our corporate governance or stockholder relations) or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the market price of our common stock and preferred stock and the value of our debt securities, resulting in significant loss of value, which could impact our ability to access capital, increase our cost of capital, and decrease our ability to acquire properties on attractive terms.

Our charter contains restrictions upon ownership of our common stock.
Our charter contains restrictions on ownership and transfer of our common stock intended to, among other purposes, assist us in maintaining our status as a REIT for United States federal and/or state income tax purposes. For example, our charter restricts any person from acquiring beneficial or constructive ownership of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our outstanding shares of common stock. These restrictions could have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of our common stock.

The value of certain of our investment in real property may be reduced as the result of the expiration or loss of local tax abatements, tax credit programs, or other governmental incentives.
Certain of our investments have the benefit of governmental tax incentives aimed at inducing retail users to relocate to incentivize development in areas and neighborhoods which have not historically seen robust commercial development. The TCJA provided for such communities to be designated as Qualified Opportunity Zones, which are eligible for such tax benefits. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives, or the inability to remain compliant with such programs, may have an adverse effect on the value of our investment, cash flow and net income, and may result in impairment charges.

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

Item 4:                                  Mine Safety Disclosures

None.

PART II

Item 5:         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A. Our common stock is traded on the NYSE under the ticker symbol “O.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock for the periods indicated.

	Price Per Share of Common Stock		Distributions
	High	Low	Declared (1)
2019
First Quarter	$74.14	$61.60	$0.6770
Second Quarter	73.94	66.21	0.6785
Third Quarter	77.50	67.70	0.6800
Fourth Quarter	82.17	71.45	0.6815
Total			$2.7170
2018
First Quarter	$57.07	$47.26	$0.6575
Second Quarter	54.99	48.81	0.6590
Third Quarter	59.18	52.74	0.6605
Fourth Quarter	66.85	55.56	0.6620
Total			$2.6390
(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months.  At December 31, 2019, a distribution of $0.2275 per common share had been declared and was paid in January 2020.

B.  There were 9,580 registered holders of record of our common stock as of December 31, 2019. We estimate that our total number of stockholders is approximately 575,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2019, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	140 shares of stock, at a weighted average price of $77.00, in October 2019;

•	6,560 shares of stock, at a weighted average price of $76.40, in November 2019; and

•	197 shares of stock, at a weighted average price of $76.63, in December 2019.

Item 6:                              Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2019. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

As of or for the Years Ended December 31,	2019	2018	2017	2016	2015
Total assets (book value)	$18,554,796	$15,260,483	$14,058,166	$13,152,871	$11,845,379
Cash and cash equivalents	54,011	10,387	6,898	9,420	40,294
Total debt	7,901,547	6,499,976	6,111,471	5,839,605	4,820,995
Total liabilities	8,750,638	7,139,505	6,667,458	6,365,818	5,292,046
Total equity	9,804,158	8,120,978	7,390,708	6,787,053	6,553,333
Net cash provided by operating activities	1,068,937	940,742	875,850	799,863	693,567
Net change in cash, cash equivalents and restricted cash	49,934	8,929	(3,539)	(34,652)	4,152
Total revenue	1,491,591	1,327,838	1,215,768	1,103,172	1,023,285
Net income	437,478	364,598	319,318	316,477	284,855
Preferred stock dividends	—	—	(3,911)	(27,080)	(27,080)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(13,373)	—	—
Net income available to common stockholders	436,482	363,614	301,514	288,491	256,686
Cash distributions paid to common stockholders	852,134	761,582	689,294	610,516	533,238
Basic and diluted net income per common share	1.38	1.26	1.10	1.13	1.09
Cash distributions paid per common share	2.710500	2.630500	2.527000	2.391500	2.271417
Cash distributions declared per common share	2.717000	2.639000	2.537000	2.403000	2.279000
Basic weighted average number of common shares outstanding	315,837,012	289,427,430	273,465,680	255,066,500	235,767,932
Diluted weighted average number of common shares outstanding	316,159,277	289,923,984	273,936,752	255,624,250	236,208,390

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

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 51 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements. As of February 2020, the company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for the last 25 consecutive years.

At December 31, 2019, we owned a diversified portfolio:

•	Of 6,483 properties;

•	With an occupancy rate of 98.6%, or 6,389 properties leased and 94 properties available for lease;

•	Leased to 301 different commercial tenants doing business in 50 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);

•	With approximately 106.3 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years; and

•	With an average leasable space per property of approximately 16,393 square feet; approximately 11,800 square feet per retail property and 237,668 square feet per industrial property.

Of the 6,483 properties in the portfolio at December 31, 2019, 6,452, or 99.5%, are single-tenant properties, of which 6,362 were leased, and the remaining are multi-tenant properties.

Unless otherwise specified, references to rental revenue in the Management's Discuss and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $69.1 million, $47.0 million and $46.1 million for 2019, 2018 and 2017, respectively.

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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common or preferred stockholders, primarily through cash provided by operating activities, borrowing on our credit facility and periodically through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2019, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.9 billion, or approximately 24.4% of our total market capitalization of $32.5 billion.

We define our total market capitalization at December 31, 2019 as the sum of:

•
Shares of our common stock outstanding of 333,619,106, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $73.63 per share on December 31, 2019, or $24.6 billion;

•	Outstanding borrowings of $704.3 million on our credit facility, including £169.2 million Sterling;

•	Outstanding mortgages payable of $408.4 million, excluding net mortgage premiums of $3.0 million and deferred financing costs of $1.3 million;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $956,000; and

•	Outstanding senior unsecured notes and bonds of $6.3 billion, excluding unamortized net original issuance premiums of $6.3 million and deferred financing costs of $35.9 million.

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

At-the-Market (ATM) Programs
Under our ATM equity distribution plan, or our ATM program, pursuant to which up to 33,402,405 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. At December 31, 2019, we had 33,402,405 shares remaining for future issuance under our current ATM program. We anticipate maintaining the availability of our ATM program in the future, including through replenishing the authorized shares issuable thereunder.

The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2019	2018
Shares of common stock issued under the ATM program	17,051,456	19,138,610
Gross proceeds	$1,274.5	$1,125.4

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2019 or 2018. At December 31, 2019, we had 11,652,668 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Year Ended December 31,
	2019	2018
Shares of common stock issued under the DRSPP program	117,522	166,268
Gross proceeds	$8.4	$9.1

Revolving Credit Facility
In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies. The amended and restated credit facility is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The unsecured revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of December 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2019, we had a borrowing capacity of $2.3 billion available on our revolving credit facility and an outstanding balance of $704.3 million, including £169.2 million Sterling. The weighted average interest rate on borrowings outstanding under our revolving credit facility during 2019 was 3.1% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2019, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

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

Term Loans
In October 2018, in conjunction with our credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.

In June 2015, in conjunction with entering into our previous credit facility, we entered into a $250.0 million senior unsecured term loan maturing June 2020. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018. Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was borne at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.

Mortgage Debt
As of December 31, 2019, we had $408.4 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at December 31, 2019, we had net premiums totaling $3.0 million on these mortgages and deferred financing costs of $1.3 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2019, we made $20.7 million of principal payments, including the repayment of one mortgage in full for $15.8 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of December 31, 2019, sorted by maturity date (dollars in millions):

5.750% notes, issued in June 2010 and due in January 2021	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
2.730% notes, issued in May 2019 and due in May 2034 (1)	418
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	6,318
Unamortized net original issuance premiums and deferred financing costs	(30)
$6,288
(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million Sterling converted at the applicable exchange rate on December 31, 2019.

In May 2019, we issued £315.0 million Sterling of 2.730% senior unsecured notes due 2034 through a private placement.

In June 2019, we issued $500.0 million of 3.250% senior unsecured notes due 2029, or the 2029 Notes. The public offering price for the 2029 Notes was 99.36% of the principal amount, for an effective yield to maturity of 3.326% and net proceeds of approximately $492.2 million.
The net proceeds from these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2019. Additionally, interest on all of our senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of December 31, 2019 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.1%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	5.0x
Maintenance of total unencumbered assets	> 150% of unsecured debt	256.9%
 (1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2019, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2019, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at December 31, 2019 (in thousands, for trailing twelve months):

Net income attributable to the Company	$436,482
Plus: interest expense, excluding the amortization of deferred financing costs	281,801
Plus: provision for taxes	6,158
Plus: depreciation and amortization	593,961
Plus: provisions for impairment	40,186
Plus: pro forma adjustments	147,154
Less: gain on sales of real estate	(29,996)
Income available for debt service, as defined	$1,475,746
Total pro forma debt service charge	$295,499
Debt service and fixed charge coverage ratio	5.0
Authorized Shares
In May 2019, our stockholders approved an increase in the number of authorized shares of our common stock under our articles of incorporation to 740,200,000 from 370,100,000.
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2019, we had cash and cash equivalents totaling $54.0 million, inclusive of £30.7 million Sterling.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2019, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds:  Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of December 31, 2019, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of December 31, 2019 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds(2)	Term Loans(3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income(6)	Ground Leases Paid by Our Tenants(7)	Other(8)	Totals
2020	$—	$—	$250.0	$84.2	$286.7	$1.6	$13.5	$22.5	$658.5
2021	—	250.0	—	68.8	269.7	1.4	13.3	—	603.2
2022	—	950.0	—	111.8	266.4	1.4	13.2	—	1,342.8
2023	704.3	750.0	—	20.6	220.4	1.3	13.2	—	1,709.8
2024	—	350.0	250.0	112.2	173.5	1.3	13.3	—	900.3
Thereafter	—	4,017.6	—	10.8	1,093.1	18.9	68.9	—	5,209.3
Totals	$704.3	$6,317.6	$500.0	$408.4	$2,309.8	$25.9	$135.4	$22.5	$10,423.9
(1) The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions.
(2) Excludes both non–cash original issuance discounts and premiums recorded on notes payable of $6.3 million and deferred financing costs of $35.9 million at December 31, 2019.
(3)  Excludes deferred financing costs of $956,000.
(4) Excludes both non–cash net premiums recorded on the mortgages payable of $3.0 million and deferred financing costs of $1.3 million at December 31, 2019.
(5) Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances as of December 31, 2019 through their respective maturity dates.
(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.
(8) “Other” consists of $16.0 million of commitments under construction contracts and $6.5 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.

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

Acquisitions During 2019
Below is a listing of our acquisitions in the U.S. and U.K. for the year ended December 31, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year ended December 31, 2019 (1)
Acquisitions - U.S. (in 45 states)	753	11.6	$2,860.8	13.0	6.8%
Acquisitions - U.K. (2)	18	1.6	797.8	15.6	5.2%
Total Acquisitions	771	13.2	3,658.6	13.4	6.4%
Properties under Development - U.S.	18	0.5	56.6	15.1	7.3%
Total (3)	789	13.7	$3,715.2	13.5	6.4%

(1)
None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at December 31, 2019. All of our 2019 investments in acquired properties are 100% leased at the acquisition date.

(2)	Represents investments of £625.8 million Sterling during the year ended December 31, 2019 converted at the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 31 industries, and are 94.6% retail and 5.4% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during 2019 is from investment grade rated tenants, their subsidiaries or affiliated companies.

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

Portfolio Discussion
Leasing Results
At December 31, 2019, we had 94 properties available for lease out of 6,483 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio.

The following table summarized our leasing results for the year ended December 31, 2019:

Properties available for lease at December 31, 2018	80
Lease expirations	304
Re-leases to same tenant (1)	(199)
Re-leases to new tenant (1)(2)	(15)
Dispositions	(76)
Properties available for lease at December 31, 2019	94

(1)
The annual new rent on these re-leases was $54.978 million, as compared to the previous annual rent of $53.605 million on the same properties, representing a rent recapture rate of 102.6% on the properties re-leased during the year ended December 31, 2019.

(2)	Re-leased to eight new tenants after a period of vacancy, and seven new tenants without vacancy.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.

At December 31, 2019, our average annualized rental revenue was approximately $14.88 per square foot on the 6,389 leased properties in our portfolio. At December 31, 2019, we classified 23 properties with a carrying amount of $96.8 million as held for sale on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
In 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures, and $15.0 million for non-recurring building improvements. In 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures, and $12.9 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, tenant credit worthiness, the lease term and the willingness of tenants to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and repetitive landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements where we invest additional capital that extend the useful life of the properties.

Increases in Monthly Dividends to Common Stockholders
We have continued our 51-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2019 and twice in 2020. As of February 2020, we have paid 89 consecutive quarterly dividend increases and increased the dividend 105 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2019 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2018	Jan 2019	$0.2210	$0.0005
2nd increase	Jan 2019	Feb 2019	$0.2255	$0.0045
3rd increase	Mar 2019	Apr 2019	$0.2260	$0.0005
4th increase	Jun 2019	Jul 2019	$0.2265	$0.0005
5th increase	Sep 2019	Oct 2019	$0.2270	$0.0005

2020 Dividend increases
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050

The dividends paid per share during 2019 totaled approximately $2.7105, as compared to approximately $2.6305 during 2018, an increase of $0.08, or 3.0%.

The monthly dividend of $0.2325 per share represents a current annualized dividend of $2.79 per share, and an annualized dividend yield of approximately 3.8% based on the last reported sale price of our common stock on the NYSE of $73.63 on December 31, 2019. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above–market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below–market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2019, 2018 and 2017.

Total Revenue
The following summarizes our total revenue (dollars in thousands):

				$ Increase
	2019	2018	2017	2019 versus 2018	2018 versus 2017
REVENUE
Rental (excluding reimbursable)	$1,415,733	$1,274,596	$1,166,224	$141,137	$108,372
Rental (reimbursable)	69,085	46,950	46,082	22,135	868
Other	6,773	6,292	3,462	481	2,830
Total revenue	$1,491,591	$1,327,838	$1,215,768	$163,753	$112,070

Rental Revenue
The increase in rental revenue in 2019 compared to 2018 is primarily attributable to:

•	The 779 properties (13.4 million square feet) we acquired in 2019, which generated $85.0 million of rent in 2019;

•	The 753 properties (4.8 million square feet) we acquired in 2018, which generated $112.7 million of rent in 2019, compared to $54.0 million in 2018, an increase of $58.7 million; and

•	Same store rents generated on 4,811 properties (83.4 million square feet) during 2019 and 2018, increased by $18.0 million, or 1.6%, to $1.176 billion from $1.158 billion; partially offset by

•	A net decrease of $15.7 million relating to properties sold in 2019 and during 2018;

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $3.2 million in 2019 as compared to 2018; and

•
A net decrease of $1.8 million relating to the aggregate of (i) rental revenue from properties (130 properties comprising 3.2 million square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for 10 properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $24.9 million in 2019, compared to $26.7 million in 2018.

The increase in rental revenue in 2018 compared to 2017 is primarily attributable to:

•	The 753 properties (4.8 million square feet) we acquired in 2018, which generated $54.0 million of rent in 2018;

•	The 287 properties (7.2 million square feet) we acquired in 2017, which generated $95.7 million of rent in 2018, compared to $35.8 million in 2017, an increase of $59.9 million;

•	Same store rents generated on 4,629 properties (78.1 million square feet) during 2018 and 2017, increased by $9.5 million, or 0.9%, to $1.08 billion from $1.07 billion; and

•	A net increase in straight-line rent and other non-cash adjustments to rent of $5.7 million in 2018 as compared to 2017; partially offset by

•	A net decrease of $13.2 million relating to properties sold in 2018 and during 2017; and

•
A net decrease of $7.5 million relating to the aggregate of (i) rental revenue from properties (123 properties comprising 2.7 million square feet) that were available for lease during part of 2018 or 2017, (ii) rental revenue for five properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $15.9 million in 2018, compared to $23.4 million in 2017.

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

Of the 6,483 properties in the portfolio at December 31, 2019, 6,452, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 6,452 single-tenant properties, 6,362, or 98.6%, were net leased at December 31, 2019. Of our 6,362 leased single-tenant properties, 5,456 or 85.8% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $8.0 million in 2019, $5.9 million in 2018, and $6.1 million in 2017. Percentage rent in 2019 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2020.

Our portfolio of real estate, leased primarily to commercial tenants under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At December 31, 2019, our portfolio of 6,483 properties was 98.6% leased with 94 properties available for lease, as compared to 98.6% leased, with 80 properties available for lease at December 31, 2018. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could exceed these levels in the future.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements in the years presented is primarily due to the growth of our portfolio from acquisitions.

Other Revenue
The increase in other revenue for 2019 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to 2018, partially offset by lower proceeds from property insurance claims, condemnations and interest income from our investments in United States government money market funds.

The increase in other revenue for 2018 was primarily related to higher proceeds from property insurance claims, condemnations and interest income from our investments in United States government money market funds as compared to 2017.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

				$ Increase (Decrease)
	2019	2018	2017	2019 versus 2018	2018 versus 2017
EXPENSES
Depreciation and amortization	$593,961	$539,780	$498,788	$54,181	$40,992
Interest	290,991	266,020	247,413	24,971	$18,607
General and administrative (1)	66,483	84,148	58,446	(17,665)	$25,702
Property (excluding reimbursable)	19,500	19,376	23,398	124	$(4,022)
Property (reimbursable)	69,085	46,950	46,082	22,135	$868
Income taxes	6,158	5,340	6,044	818	$(704)
Provisions for impairment	40,186	26,269	14,751	13,917	$11,518
Total expenses	$1,086,364	$987,883	$894,922	$98,481	$92,961
Total revenue (2)	$1,422,506	$1,280,888	$1,169,686
General and administrative expenses as a percentage of total revenue (2)	4.7%	5.1%	5.0%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.4%	1.5%	2.0%
(1)  General and administrative expenses for 2018 included a one–time severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18,651 and was recorded to general and administrative expense (see our discussion of Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles, which includes a reconciliation of this amount). In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for 2018, we have excluded this one–time executive severance charge to arrive at a normalized general and administrative amount of $65,497, which was used for our calculation.
(2)  Excludes rental revenue (reimbursable).

Depreciation and Amortization
The increase in depreciation and amortization in 2019 and 2018 was primarily due to the acquisition of properties in 2019 and 2018, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	2019	2018	2017
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$277,802	$260,103	$237,165
Credit facility commitment fees	3,803	2,774	2,999
Amortization of debt origination and deferred financing costs	9,485	8,711	7,975
Loss (gain) on interest rate swaps	2,752	(2,733)	(3,250)
Dividend on preferred shares subject to redemption	—	—	2,257
Amortization of net mortgage premiums	(1,415)	(1,520)	(466)
Amortization of net note (premiums) and discounts	(995)	(1,256)	884
Obligations related to financing lease liabilities	310	310	310
Interest capitalized	(751)	(369)	(461)
Interest expense	$290,991	$266,020	$247,413

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$7,100,032	$6,662,952	$5,877,862
Average interest rates	3.89%	3.90%	3.99%

The increase in interest expense from 2018 to 2019 is primarily due to the October 2018 issuance of our $250.0 million senior unsecured term loan, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, and a loss on our interest rate swaps in 2019. The increase in interest expense from 2017 to 2018 is primarily due to the April 2018 issuance of our 3.875% notes due 2025. This increase was partially offset by the December 2017 early redemption of our 6.75% notes due 2019 and lower outstanding debt balances on mortgages payable as a result of mortgage payoffs in 2018.

At December 31, 2019, the weighted average interest rate on our:

•	Credit facility outstanding borrowings of $704.3 million was 2.2%;

•	Term loans outstanding of $500.0 million (excluding deferred financing costs of $956,000) was 3.3%;

•	Mortgages payable of $408.4 million (excluding net premiums totaling $3.0 million and deferred financing costs of $1.3 million on these mortgages) was 4.9%;

•	Notes and bonds payable of $6.3 billion (excluding unamortized net original issuance premiums of $6.3 million and deferred financing costs of $35.9 million) was 3.9%; and

•	Combined outstanding notes, bonds, mortgages, term loan and credit facility borrowings of $7.9 billion (excluding all net premiums and deferred financing costs) was 3.8%.

General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business. In January 2020, we had 194 employees, as compared to 165 employees in January 2019, and 152 employees in January 2018.

The fluctuation of general and administrative costs in 2019 and 2018 is primarily due to the severance charge of $18.7 million incurred in 2018 and related to our former CEO who departed the company in October 2018. Additionally, compensation costs in both years increased due to higher headcount.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2019, 94 properties were available for lease, as compared to 80 at December 31, 2018 and 83 at December 31, 2017.

The increase in property expenses (excluding reimbursable) in 2019 is primarily attributable to higher property taxes and maintenance associated with our expanding portfolio size. The 2018 decrease was primarily attributable to lower bad debt expense.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in both 2019 and 2018 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each year.

Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes paid by us and our subsidiaries.

Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Total provisions for impairment	$40.2	$26.3	$14.8
Number of properties:
Classified as held for sale	9	1	—
Classified as held for investment	5	3	2
Sold	37	40	24

Other Items

Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Number of properties sold	93	128	59
Net sales proceeds	$108.9	$142.3	$167.0
Gain on sales of real estate	$30.0	$24.6	$40.9

At December 31, 2019, we classified 23 properties with a carrying amount of $96.8 million as held for sale on our balance sheet.

Foreign Currency and Derivative Gains, Net
We borrow in the local currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In December 2017, we completed the early redemption on all $550.0 million of outstanding 6.75% notes due August 2019, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $42.4 million loss on extinguishment of debt.

Preferred Stock Dividends
We did not pay any preferred stock dividends in 2019 or 2018. Preferred stock dividends totaled $3.9 million in 2017. Additionally, in April 2017, we paid a final dividend on our Class F preferred stock of $1.7 million, which was recorded to interest expense.

Excess of Redemption Value over Carrying Value of Preferred Shares Redeemed
When we issued the irrevocable notice of redemption on our Class F preferred stock in March 2017, we incurred a non-cash charge of $13.4 million for the excess of redemption value over the carrying value. The non-cash charge represents the Class F preferred stock original issuance cost that was paid in 2012.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Year Ended December 31,			% Increase
	2019	2018	2017	2019 versus 2018	2018 versus 2017
Net income available to common stockholders	$436.5	$363.6	$301.5	20.0%	20.6%
Net income per share (1)	$1.38	$1.26	$1.10	9.5%	14.5%
(1) All per share amounts are presented on a diluted per common share basis.

Net income available to common stockholders in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share.

Net income available to common stockholders in 2017 was impacted by a loss of $42.4 million, or $0.15 per share, loss on extinguishment of debt upon the early redemption on all $550.0 million in principal amount of our outstanding 6.75% notes due August 2019, which were redeemed during December 2017. Net income was also impacted by a non-cash charge of $13.4 million, or $0.05 per share, for the redemption of the 6.625% Monthly Income Class F Preferred Stock that was redeemed in April 2017. This charge is based on the excess of redemption value over the carrying value of the 6.625% Monthly Income Class F Preferred Stock that represents the original issuance cost that we paid in 2012.

The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on the timing and significantly impact net income available to the Company and available to common stockholders.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trust (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustment to remove foreign currency and derivative gains and losses and the one-time executive severance charge, as described below (which is consistent with our previous calculations of "Adjusted EBITDAre"). We define Adjusted EBITDAre, a non-GAAP financial measure, for the most recent quarter, as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) impairment losses, (v) gain on sales of real estate, (vi) foreign currency and derivative gains, net, and (vii) executive severance charge (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of net debt-to-Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents) divided by annualized quarterly Adjusted EBITDAre.

The following table summarizes our Adjusted EBITDAre calculation for the periods indicated below:

Dollars in thousands	2019	2018	2017
Net income	$129,553	$85,303	$60,952
Interest (1)	75,073	70,635	103,903
Income taxes	1,736	1,607	3,424
Depreciation and amortization	156,594	137,711	127,033
Executive severance charge (2)	—	18,651	—
Impairment loss	8,950	1,235	6,679
Gain on sales of real estate	(14,168)	(5,825)	(23,208)
Foreign currency and derivative gains, net	(1,792)	—	—
Quarterly Adjusted EBITDAre	$355,946	$309,317	$278,783

Net Debt	$7,847,536	$6,489,589	$6,104,573
Annualized Adjusted EBITDAre (3)	$1,423,784	$1,237,268	$1,115,132
Net Debt/Adjusted EBITDAre (4)	5.5	5.2	5.5

(1) Interest expense includes a loss on extinguishment of debt of $42.4 million for the year ended December 31, 2017.
(2) Reflects an $18.7 million severance charge for our former CEO upon his departure in October 2018.
(3) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(4) During 2019, the definition of Net Debt/ Adjusted EBITDAre was changed to include debt net of cash and cash equivalents. Under the prior definition, debt to Adjusted EBITDAre was 5.3 and 5.5 for the quarters ended December 31, 2018 and 2017, respectively.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

The following summarizes our funds from operations available to common stockholders (FFO) (dollars in millions, except per share data):

				% Increase
	2019	2018	2017	2019 versus 2018	2018 versus 2017
FFO available to common stockholders	$1,039.6	$903.3	$772.7	15.1%	16.9%
FFO per share (1)	$3.29	$3.12	2.82	5.4%	10.6%
(1) All per share amounts are presented on a diluted per common share basis.

Our FFO in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, equivalent to $0.06 per share.

Our FFO in 2017 was impacted by a loss of $42.4 million, or $0.15 per share, on extinguishment of debt upon the early redemption on all $550.0 million of our outstanding 6.75% notes due August 2019 during December 2017. FFO in 2017 was also impacted by a non-cash redemption charge of $13.4 million, or $0.05 per share, upon the redemption of the 6.625% Monthly Income Class F Preferred Stock that was redeemed in April 2017. This charge is based on the excess of redemption value over the carrying value of the 6.625% Monthly Income Class F Preferred Stock that represents the original issuance cost that we paid in 2012.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2019	2018	2017
Net income available to common stockholders	$436,482	$363,614	$301,514
Depreciation and amortization	593,961	539,780	498,788
Depreciation of furniture, fixtures and equipment	(565)	(650)	(557)
Provisions for impairment	40,186	26,269	14,751
Gain on sales of real estate	(29,996)	(24,643)	(40,898)
FFO adjustments allocable to noncontrolling interests	(477)	(1,113)	(933)
FFO available to common stockholders	$1,039,591	$903,257	$772,665
FFO allocable to dilutive noncontrolling interests	1,403	867	877
Diluted FFO	$1,040,994	$904,124	$773,542

FFO per common share:
Basic	$3.29	$3.12	$2.83
Diluted	$3.29	$3.12	$2.82
Distributions paid to common stockholders	$852,134	$761,582	$689,294
FFO available to common stockholders in excess of distributions paid to common stockholders	$187,457	$141,675	$83,371
Weighted average number of common shares used for computation per share:
Basic	315,837,012	289,427,430	273,465,680
Diluted	316,601,350	289,923,984	273,936,752

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

The following summarizes our adjusted funds from operations available to common stockholders (AFFO) (dollars in millions, except per share data):

				% Increase
	2019	2018	2017	2019 versus 2018	2018 versus 2017
AFFO available to common stockholders	$1,050.0	$924.6	$838.6	13.6%	10.3%
AFFO per share (1)	$3.32	$3.19	3.06	4.1%	4.2%
(1) All per share amounts are presented on a diluted per common share basis.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2019	2018	2017
Net income available to common stockholders	$436,482	$363,614	$301,514
Cumulative adjustments to calculate FFO (1)	603,109	539,643	471,151
FFO available to common stockholders	1,039,591	903,257	772,665
Executive severance charge (2)	—	18,651	—
Loss on extinguishment of debt	—	—	42,426
Excess of redemption value over carrying value of Class F preferred share redemption	—	—	13,373
Amortization of share-based compensation	13,662	15,470	13,946
Amortization of deferred financing costs (3)	4,754	3,991	5,326
Amortization of net mortgage premiums	(1,415)	(1,520)	(466)
Loss (gain) on interest rate swaps	2,752	(2,733)	(3,250)
Straight-line payments from cross-currency swaps (4)	4,316	—	—
Leasing costs and commissions	(2,102)	(3,907)	(1,575)
Recurring capital expenditures	(801)	(1,084)	(912)
Straight-line rent	(28,674)	(24,687)	(17,191)
Amortization of above and below-market leases	19,336	16,852	14,013
Other adjustments (5)	(1,404)	268	283
Total AFFO available to common stockholders	$1,050,015	$924,558	$838,638
AFFO allocable to dilutive noncontrolling interests	1,442	901	1,178
Diluted AFFO	$1,051,457	$925,459	$839,816

AFFO per common share
Basic	$3.32	$3.19	$3.07
Diluted	$3.32	$3.19	$3.06

Distributions paid to common stockholders	$852,134	$761,582	$689,294

AFFO available to common stockholders in excess of distributions paid to common stockholders	$197,881	$162,976	$149,344
Weighted average number of common shares used for computation per share:
Basic	315,837,012	289,427,430	273,465,680
Diluted	316,601,350	289,923,984	274,024,934
(1) See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”
(2) The executive severance charge represents the incremental costs incurred upon our former CEO's departure in October 2018 per the reconciliation below:

Cash	$9,817
Stock compensation	17,902
Professional fees	574
Total value of severance	28,293
Amount accrued for CEO compensation prior to separation	(9,642)
Incremental severance	$18,651

(3) Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our term loans. The deferred financing costs are being amortized over the lives of the respective mortgages and term loans.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(4) Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. These USD payments are fixed and determinable for the duration of the associated hedging transaction.
(5) Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, and foreign currency gains and losses as a result of intercompany debt and remeasurement transactions.

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

 IMPACT OF NEWLY ADOPTED ACCOUNTING STANDARDS

For information on the impact of newly adopted accounting standards on our business, see note 2 of the Notes to the Consolidated Financial Statements.

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

The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of December 31, 2019. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

 Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2020	$334.2	3.21%	$—	—%
2021	318.8	5.72	—	—
2022	1,061.8	3.43	—	—
2023	770.6	4.64	704.3	2.09%
2024	712.2	3.97	—
Thereafter	4,028.4	3.79	—	—
Totals (1)	$7,226.0	3.91%	$704.3	2.09%
Fair Value (2)	$7,743.7		$704.3
(1)  Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At December 31, 2019, the unamortized balance of net premiums on mortgages payable is $3.0 million, the unamortized balance of net original issuance premiums on notes payable is $6.3 million, and the balance of deferred financing costs on mortgages payable is $1.3 million, on notes payable is $35.9 million, and on term loans is $956,000.
(2)   We base the estimated fair value of the fixed rate senior notes and bonds at December 31, 2019 on the indicative market prices and recent trading activity of our senior notes and bonds payable.  We base the estimated fair value of our fixed rate and variable rate mortgages at December 31, 2019 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at December 31, 2019.

The table incorporates only those exposures that exist as of December 31, 2019. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. At December 31, 2019 all of our mortgages payable had fixed interest rates, except one variable rate mortgage on one property totaling $7.1 million, which has been swapped to a fixed interest rate. Interest on our credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our credit facility balance of $704.3 million at December 31, 2019, a 1% change in interest rates would change our interest rate costs by $7.0 million per year.

During the second quarter of 2019, we commenced foreign operations and acquired real property in the U.K. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Great British Pound (Sterling) relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non–U.S. denominated borrowings and cross–currency swaps. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2019 and 2018

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2019, 2018 and 2017

D.	Consolidated Statements of Equity, Years ended December 31, 2019, 2018 and 2017

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2019, 2018 and 2017

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2019 and 2018

H.	Schedule III Real Estate and Accumulated Depreciation

Schedules not filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluating the fair value used in the allocation of the purchase price of real estate acquisitions
As discussed in Notes 2 and 4 to the consolidated financial statements, during 2019, the Company acquired $3.7 billion of real estate properties. The purchase price of a real estate acquisition is typically allocated to land, building and improvements, and identified lease related intangible assets and liabilities based on their estimated relative fair values.
We identified the evaluation of the measurement of the fair values used in the purchase price allocated to land, building and improvements, and identified lease related intangible assets and liabilities as a critical audit matter. Specifically, the measurement of the fair values of land, building and improvements, and identified lease related intangible assets and liabilities is dependent upon assumptions that are subject to potential management bias and for which relevant external market data is not always readily available. Such assumptions include market land and building values, market rental rates, discount rates and capitalization rates. Given the sensitivity of the fair value measurements to changes in these assumptions, there was a high degree of subjective and complex auditor judgement required in evaluating them.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to allocate the purchase price of real estate acquisitions including controls over the selection and review of the assumptions to estimate fair value, including those used by third party valuation professionals. For a selection of real estate acquisitions, we involved real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the assumptions to the fair value measurements used in the purchase price allocations, and the qualifications of third party valuation professionals. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases, published industry reports and brokerage websites. For a selection of real estate acquisitions we compared the amounts allocated to land, building and improvements, and lease related intangible assets and liabilities as a percentage of the total acquisition value to the Company’s historical allocation percentages for similar types of properties.
Evaluating the provision for impairment of long-lived real estate assets
As discussed in Note 2 to the consolidated financial statements, during 2019, the Company recorded provisions for impairment of long-lived real estate assets of $40.2 million. A provision for impairment is recorded if estimated future property level operating cash flows (undiscounted and without interest charges) including estimated sales proceeds to be received are less than the current book value of the real estate asset. The impairment recorded is measured as the amount by which the book value of the real estate asset exceeds its fair value.
We identified the evaluation of the provision for impairment of long-lived real estate assets as a critical audit matter. The Company’s property level operating cash flow projections are used to both identify if an impairment has occurred and in determining a real estate asset’s fair value. These projections are dependent upon assumptions that are subject to potential management bias and for which relevant external market data is not always readily available. These assumptions include the expected property holding period, projected market rental rates, and current and terminal property capitalization rates. Given the sensitivity of the property level operating cash flow projections to changes in these assumptions, there was a high degree of subjective and complex auditor judgment required in evaluating them.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to measure and record impairments including selection and review of the assumptions to the property level operating cash flow projections. We evaluated the projected market rental rate and property holding period assumptions in the Company’s property level operating cash flow projections for a selection of properties by comparing to existing lease agreements, the Company’s historical holding period data, and market data from industry transaction databases, published industry reports and brokerage websites. We also involved real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the projected market rent and current and terminal capitalization rates utilized by the Company. This evaluation included comparison to independently developed ranges using publicly available market data. We considered potential management bias by performing a sensitivity analysis over the assumptions to the Company’s property level operating cash flow projections for a selection of properties.

(signed) KPMG LLP

We have served as the Company’s auditor since 1993.

San Diego, California
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

San Diego, California
February 24, 2020

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

(dollars in thousands, except per share data)

	2019	2018
ASSETS
Real estate, at cost:
Land	$5,684,034	$4,682,660
Buildings and improvements	13,833,882	11,858,806
Total real estate, at cost	19,517,916	16,541,466
Less accumulated depreciation and amortization	(3,117,919)	(2,714,534)
Net real estate held for investment	16,399,997	13,826,932
Real estate held for sale, net	96,775	16,585
Net real estate	16,496,772	13,843,517
Cash and cash equivalents	54,011	10,387
Accounts receivable	181,969	144,991
Lease intangible assets, net	1,493,383	1,199,597
Other assets, net	328,661	61,991
Total assets	$18,554,796	$15,260,483

LIABILITIES AND EQUITY
Distributions payable	$76,728	$67,789
Accounts payable and accrued expenses	177,039	133,765
Lease intangible liabilities, net	333,103	310,866
Other liabilities	262,221	127,109
Line of credit payable	704,335	252,000
Term loans, net	499,044	568,610
Mortgages payable, net	410,119	302,569
Notes payable, net	6,288,049	5,376,797
Total liabilities	8,750,638	7,139,505

Commitments and contingencies

Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 333,619,106 shares issued and outstanding as of December 31, 2019 and 370,100,000 shares authorized, 303,742,090 shares issued and outstanding as of December 31, 2018	12,873,849	10,754,495
Distributions in excess of net income	(3,082,291)	(2,657,655)
Accumulated other comprehensive loss	(17,102)	(8,098)
Total stockholders’ equity	9,774,456	8,088,742
Noncontrolling interests	29,702	32,236
Total equity	9,804,158	8,120,978
Total liabilities and equity	$18,554,796	$15,260,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except per share data)

	2019	2018	2017
REVENUE
Rental (including reimbursable)	$1,484,818	$1,321,546	$1,212,306
Other	6,773	6,292	3,462
Total revenue	1,491,591	1,327,838	1,215,768

EXPENSES
Depreciation and amortization	593,961	539,780	498,788
Interest	290,991	266,020	247,413
General and administrative	66,483	84,148	58,446
Property (including reimbursable)	88,585	66,326	69,480
Income taxes	6,158	5,340	6,044
Provisions for impairment	40,186	26,269	14,751
Total expenses	1,086,364	987,883	894,922
Gain on sales of real estate	29,996	24,643	40,898
Foreign currency and derivative gains, net	2,255	—	—
Loss on extinguishment of debt	—	—	(42,426)
Net income	437,478	364,598	319,318
Net income attributable to noncontrolling interests	(996)	(984)	(520)
Net income attributable to the Company	436,482	363,614	318,798
Preferred stock dividends	—	—	(3,911)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(13,373)
Net income available to common stockholders	$436,482	$363,614	$301,514

Amounts available to common stockholders per common share:
Net income, basic and diluted	$1.38	$1.26	$1.10

Weighted average common shares outstanding:
Basic	315,837,012	289,427,430	273,465,680
Diluted	316,159,277	289,923,984	273,936,752

Other comprehensive income:
Net income available to common stockholders	$436,482	363,614	$318,798
Foreign currency translation adjustment	186	—	—
Unrealized loss on derivatives, net	(9,190)	(8,098)	—
Comprehensive income available to common stockholders	$427,478	$355,516	$318,798

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	Shares of preferred stock	Shares of common stock	Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2016	16,350,000	260,168,259	$395,378	$8,228,594	$(1,857,168)	$—	$6,766,804	$20,249	$6,787,053
Net income	—	—	—	—	318,798	—	318,798	520	319,318
Distributions paid and payable	—	—	—	—	(701,020)	—	(701,020)	(2,047)	(703,067)
Share issuances, net of costs	—	23,957,741	—	1,388,080	—	—	1,388,080	—	1,388,080
Preferred shares redeemed	(16,350,000)	—	(395,378)	—	(13,373)	—	(408,751)	—	(408,751)
Reallocation of equity	—	—	—	(485)	—	—	(485)	485	—
Share-based compensation, net	—	87,685	—	8,075	—	—	8,075	—	8,075
Balance, December 31, 2017	—	284,213,685	$—	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	—	—	363,614	—	363,614	984	364,598
Other comprehensive loss	—	—	—	—	—	(8,098)	(8,098)	—	(8,098)
Distributions paid and payable	—	—	—	—	(768,506)	—	(768,506)	(1,996)	(770,502)
Share issuances, net of costs	—	19,304,878	—	1,119,297	—		1,119,297	—	1,119,297
Contributions by noncontrolling interests	—	—	—	—	—	—	—	18,848	18,848
Redemption of common units	—	88,182	—	2,829	—	—	2,829	(5,581)	(2,752)
Reallocation of equity	—	—	—	(774)	—	—	(774)	774	—
Share-based compensation, net	—	135,345	—	8,879	—	—	8,879	—	8,879
Balance, December 31, 2018	—	303,742,090	$—	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	—	—	436,482	—	436,482	996	437,478
Other comprehensive loss	—	—	—	—	—	(9,004)	(9,004)	—	(9,004)
Distributions paid and payable	—	—	—	—	(861,118)	—	(861,118)	(1,296)	(862,414)
Share issuances, net of costs	—	29,818,978	—	2,117,983	—	—	2,117,983	—	2,117,983
Additions to noncontrolling interests	—	—	—	—	—	—	—	11,370	11,370
Redemption of common units	—	—	—	(6,866)	—	—	(6,866)	(14,257)	(21,123)
Reallocation of equity	—	—	—	(653)	—	—	(653)	653	—
Share-based compensation, net	—	58,038	—	8,890	—	—	8,890	—	8,890
Balance, December 31, 2019	—	333,619,106	—	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$437,478	$364,598	$319,318
Adjustments to net income:
Depreciation and amortization	593,961	539,780	498,788
Loss on extinguishment of debt	—	—	42,426
Amortization of share-based compensation	13,662	27,267	13,946
Non-cash revenue adjustments	(9,338)	(7,835)	(3,927)
Amortization of net premiums on mortgages payable	(1,415)	(1,520)	(466)
Amortization of net (premiums) discounts on notes payable	(995)	(1,256)	884
Amortization of deferred financing costs	9,795	9,021	8,274
Loss (gain) on interest rate swaps	2,752	(2,733)	(3,250)
Foreign currency and derivative gains, net	(2,255)	—	—
Gain on sales of real estate	(29,996)	(24,643)	(40,898)
Provisions for impairment on real estate	40,186	26,269	14,751
Change in assets and liabilities
Accounts receivable and other assets	(8,954)	(6,901)	(92)
Accounts payable, accrued expenses and other liabilities	24,056	18,695	26,096
Net cash provided by operating activities	1,068,937	940,742	875,850
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,572,581)	(1,769,335)	(1,413,270)
Improvements to real estate, including leasing costs	(23,536)	(25,350)	(15,247)
Proceeds from sales of real estate	108,911	142,286	166,976
Insurance and other proceeds received	—	7,648	14,411
Collection of loans receivable	—	5,267	123
Non-refundable escrow deposits	(14,603)	(200)	(7,500)
Net cash used in investing activities	(3,501,809)	(1,639,684)	(1,254,507)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(852,134)	(761,582)	(689,294)
Cash dividends to preferred stockholders	—	—	(6,168)
Borrowings on line of credit	2,816,632	1,774,000	1,465,000
Payments on line of credit	(2,365,368)	(1,632,000)	(2,475,000)
Principal payment on term loan	(70,000)	(125,866)	—
Proceeds from notes and bonds payable issued	897,664	497,500	2,033,041
Principal payment on notes payable	—	(350,000)	(725,000)
Proceeds from term loan	—	250,000	—
Payments upon extinguishment of debt	—	—	(41,643)
Principal payments on mortgages payable	(20,723)	(21,905)	(139,725)
Redemption of preferred stock	—	—	(408,750)
Proceeds from common stock offerings, net	845,061	—	704,938
Proceeds from dividend reinvestment and stock purchase plan	8,437	9,114	69,931
Proceeds from At-the-Market (ATM) program	1,264,518	1,125,364	621,697
Redemption of common units	(21,123)	(2,752)	—
Distributions to noncontrolling interests	(1,342)	(1,930)	(2,043)
Net receipts on derivative settlements	4,881	—	—
Debt issuance costs	(9,129)	(18,685)	(17,510)
Other items, including shares withheld upon vesting	(4,772)	(33,387)	(14,356)
Net cash provided by financing activities	2,492,602	707,871	375,118
Effect of exchange rate changes on cash and cash equivalents	(9,796)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	49,934	8,929	(3,539)
Cash, cash equivalents and restricted cash, beginning of period	21,071	12,142	15,681
Cash, cash equivalents and restricted cash, end of period	$71,005	$21,071	$12,142
 For supplemental disclosures, see note 16.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

1.                           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2019, we owned 6,483 properties, located in 49 U.S states, Puerto Rico and the United Kingdom (U.K.), containing over 106.3 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and average cash lease yield is unaudited.

2.                 Summary of Significant Accounting Policies and Procedures and Newly Adopted Accounting Standards

Federal Income Taxes. We have elected to be taxed as a REIT, as defined above, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income. Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts paid by Realty Income and its subsidiaries for city and state income and franchise taxes and for U.K. income taxes.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

We regularly analyze our various federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded in our financial statements.

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

	2019	2018	2017
Weighted average shares used for the basic net income per share computation	315,837,012	289,427,430	273,465,680
Incremental shares from share-based compensation	322,265	179,532	154,050
Weighted average partnership common units convertible to common shares that were dilutive	—	317,022	317,022
Weighted average shares used for diluted net income per share computation	316,159,277	289,923,984	273,936,752
Unvested shares from share-based compensation that were anti-dilutive	8,113	13,148	32,205
Weighted average partnership common units convertible to common shares that were anti-dilutive	442,073	297,576	88,182

Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated rental revenue from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursements in the period when such costs are incurred. Taxes and operating expenses paid directly by the tenant are recorded on a net basis.

On January 1, 2019, we adopted ASU 2016-02 (Topic 842, Leases), which amended Topic 840, Leases. As our leases are accounted for as operating leases under both Topic 840 and 842, our lease revenue recognition policy was largely unaffected by this update. For further information, see Newly Adopted Accounting Standards section below.

Other revenue, which includes property-related revenue not included in rental revenue and interest income recognized on financing receivables for certain leases with above-market terms.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e. control), after elimination of all material intercompany balances and transactions. We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own. Noncontrolling interest that was created or assumed as part of a business combination or asset acquisition was recognized at fair value as of the date of the transaction (see note 11). We have no unconsolidated investments.

Cash Equivalents and Restricted Cash. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash equivalents are primarily investments in United States government money market funds. Restricted cash includes cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code, impounds related to mortgages payable and cash that is not immediately available to Realty Income (i.e. escrow deposits for future acquisitions).

Cash accounts maintained on behalf of Realty Income in demand deposits at commercial banks and money market funds may exceed federally insured levels or may be held in accounts without any federal insurance or any other insurance or guarantee. However, Realty Income has not experienced any losses in such accounts.

Gain on Sales of Properties. When real estate is sold, the related net book value of the applicable assets is removed and a gain from the sale is recognized in our consolidated statements of income and comprehensive income. We record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.

Allocation of the Purchase Price of Real Estate Acquisitions. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and is often based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, tenant investment grade, maturity date, and comparable borrowings for similar assets.

Our estimated fair value determinations are based on management’s judgment, utilizing various factors, including: market land and building values, market rental rates, discount rates and capitalization rates. Our methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (ASC) Topic 820,

Fair Value Measurement), and unobservable inputs that reflect our own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs we believe the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820. For certain of our purchase price allocations we have used the assistance of an independent third party real estate valuation firm.

The allocation of tangible assets (which includes land and buildings/improvements) of an acquired property with an in-place lease is based upon relative fair value. Land is typically valued utilizing the sales comparison (or market) approach. Buildings and improvements are typically valued under the replacement cost approach. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease. The value of in-place leases is determined by our estimated costs related to acquiring a tenant and the carrying costs that would be incurred over the vacancy period to locate a tenant if the property were vacant, considering market conditions and costs to execute similar leases at the time of acquisition.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are recorded to revenue or expense as appropriate.

Depreciation and Amortization. Land, buildings and improvements are recorded and stated at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction, development, construction, interest and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	25 years or 35 years
Building improvements	4 to 20 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

Provision for Impairment.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.

If a property was previously reclassified as held for sale but the applicable criteria for this classification are no longer met, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

Twenty-three properties were classified as held for sale at December 31, 2019. We do not depreciate properties that are classified as held for sale.

The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Total provisions for impairment	$40.2	$26.3	$14.8
Number of properties:
Classified as held for sale	9	1	—
Classified as held for investment	5	3	2
Sold	37	40	24

Equity Offering Costs.  Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in-capital on our consolidated balance sheets.

Noncontrolling Interests.  Noncontrolling interests are reflected on our consolidated balance sheets as a component of equity. In accordance with the applicable accounting guidance, noncontrolling interests acquired prior to October 1, 2017 were recorded initially at fair value based on the price of the applicable units issued or contributions made, and subsequently adjusted each period for distributions, additional contributions and the allocation of net income attributable to the noncontrolling interests. Noncontrolling interests issued or assumed subsequent to October 1, 2017, were recorded based on the proportional share of equity in the entity.

Derivative and Hedging Activities. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2019 we had three interest rate swaps in place, including one on each of our $250.0 million unsecured term loans and the third on an assumed mortgage loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. In October 2018, we designated these three interest rate swaps as hedges and adopted hedge accounting treatment in accordance with Topic 815, Derivatives and Hedging. From the adoption date through the end of 2019, the effective portion of gains or losses on our interest rate swaps were recorded in accumulated other comprehensive loss on our consolidated balance sheet as of December 31, 2019, instead of through interest expense on our consolidated statements of income and comprehensive income.

In May 2019, we entered into four cross-currency swaps to exchange £130 million Sterling for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. Gains and losses, representing hedge components excluded from the assessment of effectiveness, are recognized in earnings over the life of the hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in foreign currency and derivative gains, net on our consolidated statements of income and comprehensive income, which is the same caption item as the hedged transactions.

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

Reclassifications. During the fourth quarter of 2019, we reclassified Goodwill, which was previously presented in its own caption on the consolidated balance sheets, into Other Assets for all comparative periods.

Newly Adopted Accounting Standards. In February 2016, the FASB issued ASU 2016-02 (Topic 842, Leases), which replaced Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of our leases remain classified as operating leases, and we continue to recognize lease income on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. We adopted Topic 842, Leases, effective as of January 1, 2019 using the effective date method, and elected the practical expedients available for implementation under the standard for all classes of underlying assets. As a result, we recognize lease obligations for ground leases designated as operating and financing leases with corresponding right of use assets and liabilities (see note 3). Additionally, above-market rents on certain of our leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, and below-market rents on certain of our leases under which we are a lessor are accounted for as prepaid rent (see note 3). Also, as a result of the adoption of this standard, tenant reimbursable revenue and property expenses are now presented on a gross basis as both tenant reimbursement revenue included in rental revenue, and as a reimbursable expense included in property expenses, respectively, on our consolidated statements of income and comprehensive income. Property taxes and insurance paid directly by the lessee to a third party will continue to be presented on a net basis. These presentation changes had no impact on our results of operations. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity; however, we have elected to aggregate prior period tenant reimbursement revenue within rental revenue to be consistent with the current period presentation within the statements of income and comprehensive income.
In connection with our acquisition of properties in the U.K. during the second quarter of 2019, we adopted accounting guidance applicable under Topic 830, Foreign Currency Matters. The functional currency of the U.K. subsidiaries holding the acquired properties is the Great British Pound (Sterling). Assets and liabilities from our foreign-owned subsidiaries are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Equity accounts are translated at historical rates, except for retained earnings, whereas the impact is calculated via the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rates during the period. The cumulative translation adjustments from our U.K. subsidiaries are recorded in accumulated other comprehensive income (loss) in the consolidated statements of equity. We have intercompany debt denominated in pound sterling, which is the same currency as the functional currency of our U.K. subsidiaries. When this debt is remeasured against the functional currency of the Company, which is the U.S. dollar, a gain or loss can result. Such transaction gains or losses realized upon settlement of a foreign currency transaction, which may include intercompany transactions, are included in net income under the caption ‘Foreign currency and derivative gains, net'.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

		December 31,	December 31,
A.	Lease intangible assets, net, consist of the following at:	2019	2018
	In-place leases	$1,612,153	$1,321,979
	Accumulated amortization of in-place leases	(627,676)	(546,573)
	Above-market leases	710,275	583,109
	Accumulated amortization of above-market leases	(201,369)	(158,918)
		$1,493,383	$1,199,597

		December 31,	December 31,
B.	Other assets, net, consist of the following at:	2019	2018
	Right of use asset - operating leases, net	$120,533	$—
	Financing receivables	81,892	—
	Right of use asset - financing leases	36,901	—
	Non-refundable escrow deposits	14,803	200
	Goodwill	14,430	14,630
	Impounds related to mortgages payable	12,465	9,555
	Prepaid expenses	11,839	11,595
	Credit facility origination costs, net	11,453	14,248
	Value-added tax receivable	9,682	—
	Corporate assets, net	5,251	5,681
	Restricted escrow deposits	4,529	1,129
	Derivative assets and receivables - at fair value	12	3,100
	Other items	4,871	1,853
		$328,661	$61,991

		December 31,	December 31,
C.	Distributions payable consist of the following declared distributions at:	2019	2018
	Common stock distributions	$76,622	$67,636
	Noncontrolling interests distributions	106	153
		$76,728	$67,789

		December 31,	December 31,
D.	Accounts payable and accrued expenses consist of the following at:	2019	2018
	Notes payable - interest payable	$75,114	$73,094
	Derivative liabilities and payables - at fair value	26,359	7,001
	Property taxes payable	18,626	14,511
	Value-added tax payable	13,434	—
	Accrued costs on properties under development	5,870	8,137
	Mortgages, term loans, and credit line - interest payable	1,729	1,596
	Other items	35,907	29,426
		$177,039	$133,765

		December 31,	December 31,
E.	Lease intangible liabilities, net, consist of the following at:	2019	2018
	Below-market leases	$447,522	$404,938
	Accumulated amortization of below-market leases	(114,419)	(94,072)
		$333,103	$310,866

		December 31,	December 31,
F.	Other liabilities consist of the following at:	2019	2018
	Rent received in advance and other deferred revenue	$127,687	$115,380
	Lease liability - operating leases, net	122,285	—
	Security deposits	6,303	6,093
	Lease liability - financing leases	5,946	—
	Capital lease obligations	—	5,636
		$262,221	$127,109

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.

A.           Acquisitions during 2019 and 2018
Below is a summary of our acquisitions for the year ended December 31, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year Ended December 31, 2019 (1)
Acquisitions - U.S. (in 45 states)	753	11.6	$2,860.8	13.0	6.8%
Acquisitions - U.K. (2)	18	1.6	797.8	15.6	5.2%
Total Acquisitions	771	13.2	3,658.6	13.4	6.4%
Properties under Development - U.S.	18	0.5	56.6	15.1	7.3%
Total (3)	789	13.7	$3,715.2	13.5	6.4%

(1)
None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at December 31, 2019. All of our 2019 investments in acquired properties are 100% leased at the acquisition date.

(2)	Represents investments of £625.8 million Sterling during the year ended December 31, 2019 converted at the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 31 industries, and are 94.6% retail and 5.4% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during 2019 is from investment grade rated tenants, their subsidiaries or affiliated companies.

The $3.7 billion invested during 2019 was allocated as follows: $1.1 billion to land, of which $28.9 million was related to right of use assets under long-term ground leases, $2.1 billion to buildings and improvements, $448.3 million to intangible assets related to leases, $82.6 million to financing receivables related to certain leases with above-market terms, $46.8 million to intangible liabilities related to below-market leases, and $8.4 million to prepaid rent related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2019 generated total revenues of $92.0 million and net income of $36.9 million during the year ended December 31, 2019.

Below is a summary of our acquisitions for the year ended December 31, 2018:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year Ended December 31, 2018 (1)
Acquisitions - U.S. (in 39 states)	750	4.1	$1,717.2	14.9	6.3%
Properties under Development - U.S.	14	1.1	80.3	12.3	6.9%
Total (2)	764	5.2	1,797.5	14.8	6.4%

(1)
None of our investments during 2018 caused any one tenant to be 10% or more of our total assets at December 31, 2018. All of our 2018 investments in acquired properties are 100% leased at the acquisition date.

(2) The tenants occupying the new properties operated in 21 industries, and the property types consisted of 96.3% retail and 3.7% industrial, based on rental revenue. Approximately 59% of the rental revenue generated from acquisitions during 2018 was from investment grade rated tenants, their subsidiaries or affiliated companies.

The $1.8 billion invested during 2018 was allocated as follows: $651.5 million to land, $1.0 billion to buildings and improvements, $141.0 million to intangible assets related to leases, and $39.2 million to intangible liabilities related to leases and other assumed liabilities. There was no contingent consideration associated with these acquisitions.

The properties acquired during 2018 generated total revenues of $57.3 million and net income of $30.9 million during the year ended December 31, 2018.

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

B.           Investments in Existing Properties
During 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures and $15.0 million for non-recurring building improvements. In comparison, during 2018, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $3.9 million for re-leasing costs, $1.1 million for recurring capital expenditures and $12.9 million for non-recurring building improvements.
C.          Properties with Existing Leases
Of the $3.7 billion we invested during 2019, approximately $2.72 billion was used to acquire 575 properties with existing leases. In comparison, of the $1.8 billion we invested during 2018, approximately $425.5 million was used to acquire 205 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for 2019, 2018, and 2017 were $112.0 million, $106.6 million, and $104.8 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2019, 2018, and 2017 were $21.7 million, $16.9 million, and $14.0 million, respectively. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2019 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2020	$(22,911)	$122,982
2021	(21,756)	115,235
2022	(20,201)	103,268
2023	(18,685)	90,965
2024	(17,145)	82,394
Thereafter	(75,105)	469,633
Totals	$(175,803)	$984,477

5.                           Credit Facility

In August 2019, we amended and restated our unsecured credit facility, or our credit facility, in order to allow borrowings in multiple currencies under our revolving credit facility. The amended and restated credit agreement is otherwise substantively consistent with the prior credit agreement entered into in October 2018. Our credit facility consists of a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions and a $250.0 million unsecured term loan due March 2024. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option. Under our credit facility, our investment grade credit ratings as of December 31, 2019 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2019, credit facility origination costs of $11.5 million are included in other assets, net, as compared to $14.2 million at December 31, 2018, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.

At December 31, 2019, we had a borrowing capacity of $2.3 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $704.3 million, including £169.2 million Sterling, as compared to an outstanding balance of $252.0 million at December 31, 2018.

The weighted average interest rate on outstanding borrowings under our revolving credit facility was 3.1% during 2019 and 2.9% during 2018. At December 31, 2019 and 2018, the weighted average interest rate on borrowings outstanding was 2.2% and 3.2%, respectively. Our credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2019, we were in compliance with the covenants on our credit facility.

6.       Term Loans

In October 2018, in conjunction with our revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%. The terms of this term loan were not impacted by the amendment and restatement of our credit agreement in August 2019.

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

In January 2013, in conjunction with our acquisition of American Realty Capital Trust, Inc., or ARCT, we entered into a $70.0 million senior unsecured term loan with an initial maturity date of January 2018. Borrowing under this term loan bore interest at the current one-month LIBOR, plus 1.10%. In conjunction with this term loan, we also entered into an interest rate swap, which, until its termination in January 2018, effectively fixed our per annum interest rate on this term loan at 2.05%. In 2018, we entered into two separate six–month extensions of this loan, during which periods the interest was borne at the current one–month LIBOR, plus 0.90%. In January 2019, we paid off the outstanding principal and interest on this term loan.
Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $956,000 at December 31, 2019 and $1.4 million at December 31, 2018, is included within term loans, net on our consolidated balance sheets.

7.       Mortgages Payable

During 2019, we made $20.7 million in principal payments, including the repayment of one mortgage in full for $15.8 million. During 2018, we made $21.9 million in principal payments, including the repayment of two mortgages in full for $17.0 million. During 2019, we assumed two mortgages totaling $130.8 million on 33 properties. No mortgages were assumed during 2018. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2019, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $1.3 million at December 31, 2019 and $183,000 at December 31, 2018. These costs are being amortized over the remaining term of each mortgage.

The following is a summary of all our mortgages payable as of December 31, 2019 and 2018, respectively (dollars in thousands):

As Of	Number of Properties(1)	Weighted Average Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Finance Costs Balance, net	Mortgage Payable Balance
12/31/2019	92	4.9%	4.6%	3.1	$408,419	$1,700	$410,119
12/31/2018	60	5.1%	4.6%	3.2	$298,377	$4,192	$302,569
(1) At December 31, 2019, there were 27 mortgages on 92 properties. At December 31, 2018, there were 26 mortgages on 60 properties. The mortgages require monthly payments with principal payments due at maturity. At December 31, 2019, the mortgages were at fixed interest rates, except for one variable rate mortgage on one property totaling $7.1 million, which has been swapped to a fixed interest rate. At December 31, 2018, the mortgages were at fixed rates, except for two mortgages on two properties totaling $23.3 million. After factoring in arrangements which limit our exposure to interest rate risk and effectively fix our per annum interest rates, our mortgage debt subject to variable rates totaled $16.0 million at December 31, 2018.
(2) Stated interest rates ranged from 3.8% to 6.9% at each of December 31, 2019 and December 31, 2018.
(3) Effective interest rates ranged from 3.8% to 7.6% at December 31, 2019, while effective interest rates ranged from 1.1% to 7.7% at December 31, 2018.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $3.0 million and deferred financing costs of $1.3 million, as of December 31, 2019 (dollars in millions):

Year of Maturity	Principal
2020	$84.2
2021	68.8
2022	111.8
2023	20.6
2024	112.2
Thereafter	10.8
Totals	$408.4

8.       Notes Payable

A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	December 31, 2019	December 31, 2018
5.750% notes, issued in June 2010 and due in January 2021	$250	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	—
2.730% notes, issued in May 2019 and due in May 2034 (1)	418	—
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	6,318	5,400
Unamortized net original issuance premiums and deferred financing costs	(30)	(23)
	$6,288	$5,377

(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million Sterling based on the applicable exchange rate on December 31, 2019.

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2019, excluding unamortized net original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2021	$250
2022	950
2023	750
2024	350
Thereafter	4,018
Totals	$6,318

As of December 31, 2019, the weighted average interest rate on our notes and bonds payable was 3.9% and the weighted average remaining years until maturity was 8.3 years.

Interest incurred on all of the notes and bonds was $233.5 million for 2019, $213.8 million for 2018 and $197.1 million for 2017. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2019, we were in compliance with these covenants.

B. Note Issuances
During the three year period ended December 31, 2019 we issued the following notes and bonds (in millions):

2019 Issuances	Date of Issuance	Maturity date	Principal amount issued	Price of par value	Effective yield to maturity
2.730% notes	May 2019	May 2034	£315	100.00%	2.73%
3.250% notes	June 2019	June 2029	$500	99.36%	3.33%

2018 Issuances
3.875% notes	April 2018	April 2025	$500	99.50%	3.96%

2017 Issuances
4.125% notes	March 2017	October 2026 (1)	$400	102.98%	3.75%
4.650% notes	March 2017	March 2047	$300	99.97%	4.65%
3.250% notes	December 2017	October 2022 (2)	$500	101.77%	2.84%
3.650% notes	December 2017	January 2028	$550	99.78%	3.68%
4.650% notes	December 2017	March 2047 (3)	$250	105.43%	4.32%
(1)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2026 issued in September 2014.
(2)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2022 issued in October 2012.
(3)   This issuance constituted a further issuance of, and formed a single series with the senior notes due 2047 issued in March 2017.

The net proceeds from the May 2019 Sterling-denominated private placement of £315.0 million approximated $398.1 million, as converted at the applicable exchange rate on the closing of the offering, and were used to fund our initial investment in U.K. properties. The net proceeds of $492.2 million from the June 2019 note offering and the net proceeds of approximately $493.1 million from the April 2018 note offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
The net proceeds of $1.3 billion from the December 2017 note offerings were used to redeem all $550.0 million aggregate principal amount of our outstanding 2019 notes, including accrued and unpaid interest, and to repay borrowings outstanding under our revolving credit facility and, to the extent not used for those purposes, to fund the development and acquisitions of additional properties and for other general corporate purposes. The net proceeds of $705.2 million from the March 2017 note offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities and for other general corporate purposes.

C. Note Repayment
In January 2018, we repaid our $350.0 million of outstanding 2.000% notes, plus accrued and unpaid interest upon maturity.

In December 2017, we completed the early redemption on all $550.0 million of outstanding 6.75% notes due August 2019, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $42.4 million loss on extinguishment of debt, represents a $0.15 dilution of net income per common share for the year ended December 31, 2017.

In September 2017, we repaid our $175.0 million of outstanding 5.375% notes, plus accrued and unpaid interest upon maturity.

9.       Issuances of Common Stock

A.   Issuance of Common Stock in an Overnight Offering
In May 2019, we issued 12,650,000 shares of common stock in an overnight underwritten public offering. After deducting underwriting discounts and other offering costs of $31.0 million, the net proceeds of $845.1 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes. We did not issue any shares in an overnight offering in 2018. In March 2017, we issued 11,850,000 shares of common stock in an overnight offering. After underwriting discounts and other offering costs of $29.8 million, the net proceeds of $704.9 million were used to repay borrowings under our credit facility.

B.           Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At December 31, 2019, we had 11,652,668 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued under the DRSPP program	117,522	166,268	1,193,653
Gross proceeds	$8.4	$9.1	$69.9

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2019 or 2018. During 2017, we issued 927,695 shares and raised $54.7 million under the waiver approval process. These shares are included in the total activity for 2017 noted in the table above.

C.           At-the-Market (ATM) Program
Under our ATM equity distribution plan, or our ATM program, pursuant to which up to 33,402,405 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. At December 31, 2019, we had 33,402,405 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including through replenishing the authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued under the ATM program	17,051,456	19,138,610	10,914,088
Gross proceeds	$1,274.5	$1,125.4	$621.7

10.       Redemption of Preferred Stock

We issued an irrevocable notice of redemption with respect to our 6.625% Monthly Income Class F Preferred Stock, or the Class F preferred stock, in March 2017, and, as a result, we incurred a non–cash charge of $13.4 million for 2017, representing the Class F preferred stock original issuance costs that we paid in 2012.

11.     Noncontrolling Interests

In January 2013, we completed our acquisition of ARCT. Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition. In January 2019, we redeemed all 317,022 remaining common units of Tau Operating Partnership, and paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, our taxable REIT subsidiary, Crest Net Lease, obtained a 0.11% interest in Tau Operating Partnership, and we continue to consolidate the entity.

In 2019 and 2018, we completed the acquisitions of portfolios of properties, both by paying cash and by issuing additional common partnership units in Realty Income, L.P. as consideration for the acquisitions. At December 31, 2019, the remaining units from this issuance represent a 1.9% ownership in Realty Income, L.P. We hold the remaining 98.1% interests in this entity and consolidate the entity.

Neither of the common partnership units have voting rights. Both common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.

In December 2019, we completed the acquisition of nine properties by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At December 31, 2019, we and our subsidiaries held an 89.9% interest, and consolidated this entity in our consolidated financial statements.

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. In July 2019, we acquired all of the outstanding minority interest associated with the remaining entity.

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2019 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2017	$13,322	$2,160	$3,725	$19,207
Reallocation of equity	572	(43)	245	774
Redemptions	—	(2,829)	(2,752)	(5,581)
Shares issued in conjunction with acquisition	—	18,848	—	18,848
Distributions	(837)	(842)	(317)	(1,996)
Allocation of net income	299	618	67	984
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236
Reallocation of equity	—	653	—	653
Redemptions	(13,356)	—	(901)	(14,257)
Additions to noncontrolling interest	—	6,286	5,084	11,370
Distributions	—	(1,219)	(77)	(1,296)
Allocation of net income	—	964	32	996
Carrying value at December 31, 2019	$—	$24,596	$5,106	$29,702

(1)  317,022 Tau Operating Partnership units were issued on January 22, 2013. No units remained outstanding as of December 31, 2019, and 317,022 remained outstanding as of December 31, 2018.
(2)  242,007 Realty Income L.P. units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018 and 89,322 units were issued on March 28, 2019. 463,119 and 373,797 units remained outstanding as of December 31, 2019 and 2018, respectively.

At December 31, 2018, Tau Operating Partnership, Realty Income, L.P. and an entity acquired during 2016 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership units held by nonaffiliates for $20.2 million and recorded the excess over carrying value of $6.9 million as a reduction to common stock and paid in capital. Following the redemption, we hold 100% of the ownership interests of Tau Operating Partnership, L.P., and while we continue to consolidate the entity, it is no longer considered a VIE. In July 2019, we purchased the remaining interest in the entity acquired during 2016 for $900,000. Below is a summary of selected financial data of consolidated VIEs, including the joint venture acquired during 2019, for which we are the primary beneficiary, included in the consolidated balance sheets at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Net real estate	$654,305	$2,903,093
Total assets	744,394	3,259,495
Total debt	—	191,565
Total liabilities	89,975	320,800

12.     Distributions Paid and Payable

A.            Common Stock
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for 2019, 2018 and 2017:

Month	2019	2018	2017
January	$0.2210	$0.2125	$0.2025
February	0.2255	0.2190	0.2105
March	0.2255	0.2190	0.2105
April	0.2260	0.2195	0.2110
May	0.2260	0.2195	0.2110
June	0.2260	0.2195	0.2110
July	0.2265	0.2200	0.2115
August	0.2265	0.2200	0.2115
September	0.2265	0.2200	0.2115
October	0.2270	0.2205	0.2120
November	0.2270	0.2205	0.2120
December	0.2270	0.2205	0.2120
Total	$2.7105	$2.6305	$2.5270

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2019	2018	2017
Ordinary income	$2.1206964	$2.0269173	$1.9402085
Nontaxable distributions	0.5898036	0.6035827	0.5478464
Total capital gain distribution	—	—	0.0389451
Totals	$2.7105000	$2.6305000	$2.5270000

At December 31, 2019, a distribution of $0.2275 per common share was payable and was paid in January 2020. At December 31, 2018, a distribution of $0.2210 per common share was payable and was paid in January 2019.

B.      Class F Preferred Stock
In April 2017, we redeemed all 16,350,000 shares of our Class F preferred stock. During the first three months of 2017, we paid three monthly dividends to holders of our Class F preferred stock totaling $0.414063 per share, or $3.9 million. In April 2017, we paid a final monthly dividend of $0.101215 per share, or $1.7 million, which was recorded as interest expense. For 2017, dividends per share of $0.5073368 were characterized as ordinary income and dividends per share of $0.0079412 were characterized as total capital gain distribution for federal income tax purposes.

13.     Operating Leases

A.      At December 31, 2019, we owned 6,483 properties in 49 U.S. states, Puerto Rico and the U.K. Of the 6,483 properties, 6,452, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At December 31, 2019, 94 properties were available for lease or sale.

Substantially all leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales or percentage rents was $8.0 million for 2019, $5.9 million for 2018 and $6.1 million for 2017.

At December 31, 2019, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2020	$1,541,732
2021	1,503,125
2022	1,435,784
2023	1,350,877
2024	1,233,083
Thereafter	8,055,610
Total	$15,120,211

B.      Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2019, 2018 or 2017.

14.     Gain on Sales of Real Estate

The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Number of properties	93	128	59
Net sales proceeds	$108.9	$142.3	$167.0
Gain on sales of real estate	$30.0	$24.6	$40.9

These property sales do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.

15. Financial Instruments and Fair Value Measurements

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

At December 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$408.4	$417.7
Notes and bonds payable (2)	6,317.6	6,826.1

At December 31, 2018	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$298.4	$305.7
Notes and bonds payable (2)	5,400.0	5,430.0
(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $3.0 million at December 31, 2019, and $4.4 million at December 31, 2018. Also excludes deferred financing costs of $1.3 million at December 31, 2019, and $183,000 at December 31, 2018.
(2) Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $6.3 million at December 31, 2019, and $10.5 million at December 31, 2018. Also excludes deferred financing costs of $35.9 million at December 31, 2019 and $33.7 million at December 31, 2018.

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
In May 2019, we entered into four cross-currency swaps to exchange £130 million Sterling for $166 million maturing in May 2034, in order to hedge the foreign currency risk associated with our Sterling-denominated intercompany loan receivable from our consolidated foreign subsidiaries. These cross-currency swaps were designated as cash flow hedges on their trade date. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in foreign currency and derivative gains, net on our consolidated statements of income and comprehensive income, which is the same caption item as the hedged transactions.
The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2019 and December 31, 2018 (dollars in millions):

Derivative Type	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
		December 31,	December 31,				December 31,	December 31,
		2019	2018				2019	2018
Interest rate swap	Cash flow	$7.0	$7.2	6.03%	09/25/2012	09/03/2021	$(0.2)	$(0.2)
Interest rate swap	Cash flow	250.0	250.0	1.72%	06/30/2015	06/30/2020	(0.1)	3.0
Interest rate swap	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(14.7)	(6.8)
Cross-currency swap (1)	Cash flow	41.6	—	(2)	05/20/2019	05/22/2034	(2.6)	—
Cross-currency swap (1)	Cash flow	41.6	—	(3)	05/20/2019	05/22/2034	(2.6)	—
Cross-currency swap (1)	Cash flow	41.6	—	(4)	05/20/2019	05/22/2034	(2.9)	—
Cross-currency swap (1)	Cash flow	41.6	—	(5)	05/20/2019	05/22/2034	(3.2)	—
		$673.4	$507.2				$(26.3)	$(4.0)

(1)	Represents British Pound Sterling, or GBP, United States Dollar, or USD, cross-currency swap.

(2)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.

(3)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.

(4)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.

(5)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During 2019, we reclassified $3.4 million from AOCI as an increase to interest expense for our interest rate swaps and $5.5 million for 2019 in cross-currency swap losses into foreign currency and derivative gains, net. During 2018, there were no outstanding derivatives designated as hedges and accounted for through AOCI. As a result, there were no amounts to reclassify from AOCI during 2018.

We expect to reclassify $5.1 million from AOCI as an increase to interest expense relating to interest rate swaps and $1.3 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.

16.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $275.3 million in 2019, $251.5 million in 2018, and $240.4 million in 2017.

Interest capitalized to properties under development was $751,000 in 2019, $369,000 in 2018, and $461,000 in 2017.

Cash paid for income taxes was $4.2 million in 2019, $4.7 million in 2018, and $3.8 million in 2017.

The following non-cash activities are included in the accompanying consolidated financial statements:

A. As a result of the adoption of Accounting Standards Codifications Topic 842, Leases, on January 1, 2019, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases.

B. During 2019, we issued 89,322 common partnership units of Realty Income, L.P. totaling $6.3 million, as partial consideration for an acquisition of properties.

C. During 2019, we recorded $5.1 million to noncontrolling interests in connection with the acquisition of a controlling interest in a consolidated joint venture.

D. During 2019, we assumed mortgages payable to the third-party lenders of $130.8 million.

E.     During 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.

F. During 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account.

G. During 2017, we completed the acquisition of a portfolio of properties by entering into a note payable in the amount of $125.9 million with the seller, maturing in January 2018. This note was paid in full at maturity.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents shown in the consolidated balance sheets	$54,011	$10,387
Impounds related to mortgages payable (1)	12,465	9,555
Restricted escrow deposits (1)	4,529	1,129
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$71,005	$21,071
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

17.     Employee Benefit Plan

We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 60% of their compensation, subject to limits under the Code. We match 50% of each of our employee’s salary deferrals up to the first 6% of the employee’s eligible compensation. Our aggregate matching contributions each year have been immaterial to our results of operations.

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $13.7 million during 2019, $27.3 million during 2018 (including $11.8 million of accelerated equity awards for our former CEO upon his departure from the company), and $13.9 million during 2017.

In October 2018, John P. Case departed as our Chief Executive Officer (CEO) and resigned as a member of our Board of Directors. In connection with his departure, we entered into a severance agreement with Mr. Case. Pursuant to the terms of this severance agreement, Mr. Case received a severance payment, which included both cash and stock compensation components. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million, which was recognized in general and administrative expense on our 2018 consolidated statement of income and comprehensive income, and which represents the incremental costs incurred per the reconciliation below (dollars in thousands):

Cash	$9,817
Stock compensation	17,902
Professional fees	574
Total value of severance	28,293
Amount accrued for CEO compensation prior to separation	(9,642)
Incremental severance	$18,651

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan.

	2019		2018		2017
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	307,821	$53.44	475,768	$52.32	513,523	$48.33
Shares granted	87,327	$69.83	183,952	$52.21	149,264	$59.21
Shares vested	(126,363)	$54.45	(310,706)	$51.05	(183,381)	$46.65
Shares forfeited	(9,087)	$55.71	(41,193)	$53.06	(3,638)	$56.57
Outstanding nonvested shares, end of each period	259,698	$58.39	307,821	$53.44	475,768	$52.32

(1)  Grant date fair value.

The vesting schedule for shares granted to non-employee directors is as follows:

•	For directors with less than six years of service at the date of grant, shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted;

•	For directors with six years of service at the date of grant, shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted;

•	For directors with seven years of service at the date of grant, shares are 100% vested on the first anniversary of the date the shares of stock are granted; and

•	For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

During May 2019, we granted 32,000 shares of common stock to the independent members of our Board of Directors, of which 20,000 shares vested immediately, 4,000 shares vest over a one-year service period, and 8,000 shares vest in equal parts over a three-year service period. In addition, in November 2019, we granted 4,000 shares of common stock to the new member of our Board of Directors, which vests in equal parts over a three-year service period.
Shares granted to employees typically vest annually in equal parts over a four-year service period. During 2019, 51,327 shares were granted to our employees, and vest over a four-year service period.

As of December 31, 2019, the remaining unamortized share-based compensation expense related to restricted stock totaled $10.1 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares

During 2019, 2018 and 2017, we granted performance share awards, as well as dividend equivalent rights, to our executive officers.  The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

Performance Awards Metrics	Weighting
Total shareholder return (“TSR”) relative to MSCI US REIT Index	45%
TSR relative to JP Morgan Net Lease Peers	26%
Dividend per share growth rate	16%
Debt-to-EBITDA ratio	13%

The performance shares are earned based on our performance, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2017 performance awards began on January 1, 2017 and ended on December 31, 2019. The performance period for the 2018 performance awards began on January 1, 2018 and will end on December 31, 2020. The performance period for the 2019 performance awards began on January 1, 2019 and will end on December 31, 2021.

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	2019		2018		2017
	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	223,392	$58.78	245,309	$62.49	159,751	$49.95
Shares granted	128,581	$65.34	269,868	$51.98	124,681	$71.79
Shares vested	(47,310)	$54.27	(291,785)	$54.88	(39,123)	$41.60
Shares forfeited	—	$—	—	$—	—	$—
Outstanding nonvested shares, end of each period	304,663	$62.25	223,392	$58.78	245,309	$62.49

(1) Grant date fair value.

As of December 31, 2019, the remaining share-based compensation expense related to the performance shares totaled $8.7 million and is being recognized on a tranche-by-tranche basis over the service period.

C.    Restricted Stock Units

During 2019, 2018 and 2017 we also granted restricted stock units that primarily vest over a four-year service period and have the same economic rights as shares of restricted stock:

	2019		2018		2017
	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)
Outstanding nonvested shares, beginning of year	14,968	$54.62	24,869	$55.97	18,460	$52.65
Shares granted	5,482	$69.58	8,383	$49.96	10,467	$60.56
Shares vested	(4,939)	$54.90	(10,118)	$55.01	(4,058)	$52.70
Shares forfeited	—	$—	(8,166)	$53.45	—	$—
Outstanding nonvested shares, end of each period	15,511	$59.82	14,968	$54.62	24,869	$55.97

(1) Grant date fair value.

The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock as the grant date. As of December 31, 2019, the remaining share-based compensation expense related to the restricted stock units totaled $296,000 and is being recognized on a straight-line basis over the service period.

19.     Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 50 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require the tenant to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of December 31:	2019	2018
Segment net real estate:
Automotive service	$288,453	$210,668
Automotive tire services	232,709	238,939
Beverages	279,373	284,910
Child care	208,326	151,640
Convenience stores	2,057,157	1,756,732
Dollar stores	1,427,950	1,117,250
Drug stores	1,618,854	1,490,261
Financial services	389,634	414,613
General merchandise	475,418	317,424
Grocery stores - U.S. (1)	922,349	774,526
Grocery stores - U.K. (1)	663,210	—
Health and fitness	1,019,796	882,515
Home improvement	495,305	424,494
Restaurants-casual dining	576,526	559,616
Restaurants-quick service	1,059,155	964,980
Theaters - U.S.	878,103	555,990
Transportation services	769,614	758,133
Wholesale club	396,690	412,203
Other non-reportable segments	2,738,150	2,528,623
Total segment net real estate	16,496,772	13,843,517
Intangible assets:
Automotive service	58,854	61,951
Automotive tire services	7,322	8,696
Beverages	1,509	1,765
Child care	21,997	12,277
Convenience stores	131,808	108,714
Dollar stores	82,701	48,842
Drug stores	183,319	165,558
Financial services	17,130	20,426
General merchandise	66,135	43,122
Grocery stores - U.S. (1)	180,197	144,551
Grocery stores - U.K. (1)	153,407	—
Health and fitness	74,428	71,609
Home improvement	72,979	57,928
Restaurants-casual dining	23,289	18,153
Restaurants-quick service	52,353	54,448
Theaters - U.S.	36,089	25,811
Transportation services	66,055	73,577
Wholesale club	23,372	26,484
Other non-reportable segments	240,439	255,685
Other corporate assets	564,641	217,369
Total assets	$18,554,796	$15,260,483

Revenue for the years ended December 31,	2019	2018	2017
Segment rental revenue:
Automotive service	$32,365	$28,303	$25,291
Automotive tire services	31,292	30,078	29,560
Beverages	31,807	31,488	31,174
Child care	31,749	21,865	20,775
Convenience stores	166,755	142,194	111,023
Dollar stores	102,695	94,782	91,076
Drug stores	127,853	129,565	126,555
Financial services	30,189	29,429	28,744
General merchandise	35,366	29,249	23,752
Grocery stores - U.S. (1)	69,691	63,594	50,731
Grocery stores - U.K. (1)	17,819	—	—
Health and fitness	105,896	94,638	88,146
Home improvement	42,351	37,939	30,324
Restaurants-casual dining	45,238	46,171	43,876
Restaurants-quick service	92,018	72,465	59,638
Theaters - U.S.	87,698	70,560	58,443
Transportation services	66,500	63,565	62,337
Wholesale club	38,117	37,571	37,646
Other non-reportable segments and tenant reimbursements	329,419	298,090	293,215
Rental (including reimbursable)	1,484,818	1,321,546	1,212,306
Other	6,773	6,292	3,462
Total revenue	$1,491,591	$1,327,838	$1,215,768
 (1) During 2019, we acquired 17 grocery stores and one theater located in the U.K. Our investments in industries outside of the U.S. are managed as separate operating segments. The U.K. theater is included in other non-reportable segments.

20.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2019, we had commitments of $6.5 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2019, we had committed $16.0 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.

At December 31, 2019, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2020	$1.6	$13.5	$15.1
2021	1.4	13.3	14.7
2022	1.4	13.2	14.6
2023	1.3	13.2	14.5
2024	1.3	13.3	14.6
Thereafter	18.9	68.9	87.8
Total	$25.9	$135.4	$161.3
Present value adjustment for remaining lease payments (3)			(39.0)
Lease liability - operating leases, net			$122.3

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(3) The range of discount rates used to calculate the present value of the lease payments is 2.42% to 5.50%. At December 31, 2019, the weighted average discount rate is 4.29% and the weighted average remaining lease term is 12.3 years. The discount rates are derived using a hypothetical corporate credit curve for the ground leases based on our outstanding senior notes and relevant market data. The discount rates are specific for individual leases primarily based on the lease term.

On January 1, 2019, we adopted Topic 842, Leases using the effective date method and elected the practical expedients available for implementation under the standard. As a result, on December 31, 2018 we do not have a lease liability for operating leases.

At December 31, 2018, minimum future rental payments for the next five years and thereafter were as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2019	$1.5	$13.5	$15.0
2020	1.4	13.5	14.9
2021	1.2	13.2	14.4
2022	1.2	13.1	14.3
2023	1.2	13.1	14.3
Thereafter	19.8	82.0	101.8
Total	$26.3	$148.4	$174.7

(1)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

21.     Subsequent Events

•	In January and February 2020, we declared a dividend of $0.2325, which will be paid in February 2020 and March 2020, respectively.

•	In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest.

•
Also in January 2020, we announced that Paul Meurer, our EVP, Chief Financial Officer and Treasurer, is leaving the company. To ensure a smooth transition, Mr. Meurer will serve as a senior advisor to the company through March 31, 2020. The company has begun a search for a new Chief Financial Officer.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data) (unaudited)
(not covered by Report of Independent Registered Public Accounting Firm)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2019
Total revenue	$354,365	$365,450	$374,247	$397,529	$1,491,591
Depreciation and amortization expense	137,517	150,426	149,424	156,594	593,961
Interest expense	70,020	72,488	73,410	75,073	290,991
Other expenses	42,861	54,143	52,139	52,269	201,412
Net income	111,230	95,420	101,275	129,553	437,478
Net income available to common stockholders	110,942	95,194	101,049	129,297	436,482
Net income per common share
Basic and diluted	0.37	0.31	0.32	0.39	1.38
Dividends paid per common share	0.6720	0.6780	0.6795	0.6810	2.7105

2018
Total revenue	$318,295	$328,886	$338,081	$342,576	$1,327,838
Depreciation and amortization expense	131,103	133,999	136,967	137,711	539,780
Interest expense	59,415	66,628	69,342	70,635	266,020
Other expenses	47,680	39,349	40,302	54,752	182,083
Net income	83,315	96,697	99,283	85,303	364,598
Net income available to common stockholders	83,163	96,380	98,999	85,072	363,614
Net income per common share
Basic and diluted	0.29	0.34	0.34	0.29	1.26
Dividends paid per common share	0.6505	0.6585	0.6600	0.6615	2.6305

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

As of and for the year ended December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled “Internal Control--Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Submitted on February 24, 2020 by,

Sumit Roy, President, Chief Executive Officer
Sean P. Nugent, Principal Financial Officer and Treasurer

Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:                         Other Information

None.

PART III

Item 10:                           Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 12, 2020.

Item 11:                           Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

 Item 13:                           Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                           Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                           Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.             Financial Statements (see Item 8)

a.                          Reports of Independent Registered Public Accounting Firm

b.                         Consolidated Balance Sheets,
December 31, 2019 and 2018

c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2019, 2018 and 2017

d.                         Consolidated Statements of Equity,
Years ended December 31, 2019, 2018 and 2017

e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2019, 2018 and 2017

f.                            Notes to Consolidated Financial Statements

g.                         Consolidated Quarterly Financial Data, (unaudited) for 2019 and 2018

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
3.5
Amended and Restated Bylaws of the Company dated February 19, 2020 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 20, 2020 (File No. 001-13374) and incorporated herein by reference).

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

4.26	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).

4.27
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).

4.28*	Description of the Company's Securities.
Material Contracts
10.1	Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).
10.2
Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).

10.3
Form of Restricted Stock Agreement between the Company and Executive Officers under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 (File No. 001-13374) and incorporated herein by reference).

10.4
2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, filed on February 23, 2006 (File No. 033-69410) and incorporated herein by reference).

10.5
Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.6
Form of Restricted Stock Agreement under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007, filed on August 2, 2007 (File No. 001-13374) and incorporated herein by reference).

10.7
Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 (File No. 001-13374) and incorporated herein by reference).

10.8
Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended March 31, 2010, filed on April 29, 2010 (File No. 001-13374) and incorporated herein by reference).

10.9	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.10
Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.11
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.12
The First Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 3, 2013 (File No. 001-13374) and incorporated herein by reference).

10.13	Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.14	Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.15
The Second Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 28, 2013 (File No. 001-13374) and incorporated herein by reference).

10.16
Form of Time-Based Restricted Stock Agreement for John P. Case dated September 3, 2013 (filed as exhibit 10.7 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-13374) and incorporated herein by reference).

10.17
Form of Performance-Based Restricted Stock Agreement for John P. Case dated September 26, 2013 (filed as exhibit 10.8 to the Company’s Form 10-Q, for the quarter ended September 30, 2013 (File No. 001-13374) and incorporated herein by reference).

10.18
The Third Amendment to Amended and Restated Credit Agreement among the Company, as Borrower, each of the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 29, 2013 (File No. 001-13374) and incorporated herein by reference).

10.19	Severance Agreement for Gary M. Malino (filed as exhibit 10.2 to the Company’s Form 10-Q, filed on October 30, 2014 and incorporated herein by reference).
10.20
Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 and incorporated herein by reference).

10.21	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).
10.22
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.23
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on July 30, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.24	Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.25	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.26	Form of Second Amendment to Employment Agreement (filed as exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.27	First Amendment to Realty Income Corporation 2012 Incentive Award Plan. (filed as exhibit 10.33 to the Company’s Form 10-K, filed on February 23, 2017 and incorporated herein by reference).
10.28	Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).
10.29
Amended and Restated Employment Agreement dated February 14, 2017 between the Company and John P. Case (filed as exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).

10.30	Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).
10.31	Severance Agreement and General Release for John P. Case dated October 16, 2018 (filed as exhibit 10.1 to the Company's Form 8-K, filed on October 17, 2018 and incorporated herein by reference).
10.32	Credit Agreement dated October 24, 2018 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 26, 2018 and incorporated herein by reference).
10.33	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).
10.34
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).

10.35	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 and incorporated herein by reference).
Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company as of February 24, 2020.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
Certifications
31.1*	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
31.2*	Rule 13a-14(a) Certifications as filed by the Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
32*	Section 1350 Certifications as furnished by the Chief Executive Officer and the Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
101*
The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 24, 2020
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 24, 2020
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 24, 2020
Kathleen R. Allen, Ph.D.
Director

By:	/s/A. LARRY CHAPMAN	Date: February 24, 2020
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 24, 2020
Reginald H. Gilyard
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 24, 2020
Priya Cherian Huskins
Director

By:	/s/CHRISTIE B. KELLY	Date: February 24, 2020
Christie B. Kelly
Director

By:	/s/GERARDO I. LOPEZ	Date: February 24, 2020
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 24, 2020
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 24, 2020
Ronald L. Merriman
Director

By:	/s/SUMIT ROY	Date: February 24, 2020
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/SEAN P. NUGENT	Date: February 24, 2020
Sean P. Nugent
Principal Financial Officer and Treasurer
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2019

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Years)

U.S.
Aerospace	5	14,409,617	6,890,774	110,783,380	216,638	—	6,890,774	111,000,018	117,890,792	28,630,112	1994-2013	6/20/2011-6/27/2013	25-35
Apparel stores	30	13,925,000	58,918,135	141,491,607	3,983,429	218,760	58,918,135	145,693,796	204,611,931	47,856,451	1960-2012	10/30/1987-12/2/2019	4-35
Automotive collision services	75	—	52,729,547	119,655,706	1,799,680	10,000	52,729,547	121,465,386	174,194,933	28,390,510	1928-2018	8/30/2002-6/11/2019	19-25
Automotive parts	249	6,637,578	96,978,473	248,888,548	4,622,175	826,885	96,978,473	254,337,608	351,316,081	64,101,899	1969-2018	8/6/1987-12/4/2019	0-25
Automotive service	303	—	143,625,084	210,090,349	582,498	164,051	143,625,084	210,836,898	354,461,982	66,008,493	1920-2017	10/2/1985-12/2/2019	0-25
Automotive tire services	196	—	122,250,160	225,175,623	384,194	97,335	122,250,160	225,657,152	347,907,312	115,198,601	1947-2017	8/28/1985-12/2/2019	0-40
Beverages	18	—	213,728,623	105,911,254	—	148	213,728,623	105,911,402	319,640,025	40,267,343	2010	6/25/2010-12/15/2011	25
Book Stores	1	—	998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	3,433,527	1996	3/11/1997	24-25
Child care	274	—	95,553,417	212,059,451	5,053,358	917,720	95,553,417	218,030,529	313,583,946	105,257,799	1961-2018	12/22/1981-10/25/2019	0-25
Consumer appliances	4	—	8,901,103	85,212,965	109,951	55	8,901,103	85,322,971	94,224,074	13,916,454	2004-2019	7/31/2012-12/27/2019	0
Consumer electronics	10	—	14,623,047	21,833,858	884,168	51,616	14,623,047	22,769,642	37,392,689	11,068,011	1992-1998	6/9/1997-11/3/2017	22-25
Consumer goods	4	—	7,663,458	124,173,738	894,295	—	7,663,458	125,068,033	132,731,491	22,472,474	1987-2011	1/22/2013-9/22/2015	34-35
Convenience stores	1,246	—	1,047,085,568	1,333,428,902	(733,628)	145,550	1,047,085,568	1,332,840,824	2,379,926,392	322,769,573	1949-2018	3/3/1995-12/2/2019	0-26
Crafts and novelties	19	—	20,948,352	70,829,924	881,481	440,482	20,948,352	72,151,887	93,100,239	14,466,453	1974-2017	11/26/1996-12/2/2019	22-35
Diversified industrial	6	19,397,723	10,231,370	108,326,826	114,454	—	10,231,370	108,441,280	118,672,650	17,452,956	1989-2015	9/19/2012-2/3/2016	25-35
Dollar stores	1,302	11,127,000	428,220,601	1,249,436,205	1,459,285	8,879	428,220,601	1,250,904,369	1,679,124,970	251,174,478	1935-2019	2/3/1998-12/20/2019	0-25
Drug stores	387	130,834,786	578,997,186	1,340,130,844	4,948,980	100,379	578,997,186	1,345,180,203	1,924,177,389	305,323,601	1965-2015	9/30/1998-12/16/2019	0-35
Education	14	—	6,739,123	21,648,901	472,942	155,418	6,739,123	22,277,261	29,016,384	17,188,255	1980-2000	12/19/1984-6/28/2006	0-25
Electric utilities	1	—	1,450,000	9,209,989	—	—	1,450,000	9,209,989	10,659,989	1,678,439	1983	8/30/2013	35
Entertainment	10	—	28,373,479	10,617,464	327,607	—	28,373,479	10,945,071	39,318,550	6,178,632	1989-1999	3/26/1998-9/11/2014	24-25
Equipment services	7	7,073,296	4,116,067	54,045,575	689,663	140	4,116,067	54,735,378	58,851,445	14,967,071	2000-2014	7/3/2003-12/2/2019	25-35
Financial services	239	13,800,000	115,487,739	351,992,876	(3,690,753)	101,099	115,487,739	348,403,222	463,890,961	74,256,644	1807-2015	3/10/1987-6/29/2018	0-35
Food processing	7	28,867,158	13,226,562	153,588,645	210,469	—	13,226,562	153,799,114	167,025,676	20,948,814	1987-2019	4/1/2011-9/27/2019	25-35
General merchandise	100	5,070,372	104,508,825	436,513,003	(2,938,508)	557,868	104,508,825	434,132,363	538,641,188	63,223,300	1964-2020	8/6/1987-12/2/2019	0-35
Government services	16	—	8,093,555	121,514,780	2,981,604	—	8,093,555	124,496,384	132,589,939	25,784,980	1983-2011	9/17/2009-1/22/2013	25-35
Grocery stores	132	38,621,000	264,275,526	780,156,042	1,811,459	325,183	264,275,526	782,292,684	1,046,568,210	124,219,525	1948-2019	5/26/1988-12/16/2019	0-35
Health and beauty	2	—	2,475,474	42,821,046	68,912	—	2,475,474	42,889,958	45,365,432	1,979,227	2005-2017	11/1/2006-4/13/2018	25-35
Health and fitness	103	4,281,354	246,562,831	990,068,700	8,099,776	172,145	246,562,831	998,340,621	1,244,903,452	225,107,912	1940-2019	5/31/1995-12/2/2019	0-25
Health care	64	4,079,345	46,055,832	298,433,438	3,748,031	1,314,067	46,055,832	303,495,536	349,551,368	55,246,790	1930-2018	9/9/1991-12/2/2019	14-35
Home furnishings	73	9,700,000	35,099,395	113,295,067	2,562,697	372,213	35,099,395	116,229,977	151,329,372	39,350,470	1960-2015	1/24/1984-12/2/2019	0-35
Home improvement	77	17,725,463	186,981,286	375,408,283	2,113,587	75,210	186,981,286	377,597,080	564,578,366	69,273,547	1950-2009	12/22/1986-12/2/2019	0-35
Insurance	1	—	634,343	6,331,030	—	—	634,343	6,331,030	6,965,373	1,867,654	2012	8/28/2012	25
Jewelry	4	—	—	8,268,989	—	—	—	8,268,989	8,268,989	2,301,535	2006-2008	1/22/2013	25
Machinery	1	—	1,630,917	12,938,430	—	—	1,630,917	12,938,430	14,569,347	3,859,965	2010	7/31/2012	25
Motor vehicle dealerships	28	—	115,897,045	143,335,317	—	230	115,897,045	143,335,547	259,232,592	50,293,566	1975-2017	5/13/2004-3/29/2019	0-25
Office supplies	8	—	8,551,005	15,480,491	955,594	349,599	8,551,005	16,785,684	25,336,689	13,661,632	1995-2014	1/29/1997-12/2/2019	22-25
Other manufacturing	7	23,897,971	8,893,136	104,286,273	1,663,646	240,191	8,893,136	106,190,110	115,083,246	18,426,589	1989-2016	1/22/2013-12/21/2016	33-35
Packaging	10	2,164,411	20,323,553	163,714,298	2,480,122	—	20,323,553	166,194,420	186,517,973	27,809,312	1965-2016	6/3/2011-12/20/2017	24-35

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2019

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Years)

Paper	2	—	2,462,414	11,934,685	44,759	—	2,462,414	11,979,444	14,441,858	3,405,630	2002-2006	5/2/2011-12/21/2012	25-35
Pet supplies and services	33	2,509,000	21,563,825	101,699,137	4,604,704	243,582	21,563,825	106,547,423	128,111,248	21,261,419	1950-2019	12/22/1981-12/31/2019	11-35
Restaurants - casual dining	284	—	241,578,772	459,061,392	6,015,925	2,104,667	241,578,772	467,181,984	708,760,756	132,235,171	1965-2018	3/12/1981-12/2/2019	0-40
Restaurants - quick service	907	—	429,303,832	781,719,427	501,803	226,201	429,303,832	782,447,431	1,211,751,263	152,596,196	1967-2019	12/9/1976-12/4/2019	0-26
Shoe stores	3	8,519,815	6,251,472	35,793,479	214,466	214,706	6,251,472	36,222,651	42,474,123	9,719,936	1996-2008	3/26/1998-1/22/2013	23-35
Sporting goods	22	—	36,258,595	107,396,447	1,854,750	178,206	36,258,595	109,429,403	145,687,998	26,537,565	1950-2016	5/1/1990-12/2/2019	0-25
Telecommunications	7	8,578,171	9,269,789	68,360,132	1,484,423	21,884	9,269,789	69,866,439	79,136,228	17,849,025	1990-2016	6/26/1998-12/10/2015	22-35
Theaters	79	—	231,747,795	829,701,257	10,680,179	270	231,747,795	840,381,706	1,072,129,501	194,026,206	1930-2014	7/27/2000-8/13/2019	0-25
Transportation services	58	19,380,313	109,027,503	824,491,647	(3,820,929)	401,593	109,027,503	821,072,311	930,099,814	160,485,427	1958-2016	4/1/2003-9/6/2016	24-36
Wholesale clubs	32	17,820,000	170,229,880	325,098,377	(3,889,998)	—	170,229,880	321,208,379	491,438,259	94,747,849	1985-2010	9/30/2011-4/1/2014	0-25
Other	6	—	7,254,447	24,355,185	795,984	18,796	7,254,447	25,169,965	32,424,412	5,639,308	1982-1997	5/29/1984-9/13/2013	0-35

U.K.
Grocery stores	17	—	310,089,274	360,054,272	—	—	310,089,274	360,054,272	670,143,546	6,933,409	1975-2014	5/23/2019-12/20/2019	25-115
Theaters	1	—	2,060,151	2,921,471	—	—	2,060,151	2,921,471	4,981,622	4,869	2011	12/18/2019	25
	6,484	408,419,373	5,704,816,590	13,857,381,432	65,373,623	10,055,207	5,704,816,590	13,932,810,262	19,637,626,852	3,140,854,604

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.
Realty Income Corporation owns 6,417 single-tenant properties in the United States and Puerto Rico, our corporate headquarters property in San Diego, California and 18 properties in the United Kingdom. Crest Net Lease, Inc. owns 17 properties.

	Realty Income Corporation also owns 31 multi-tenant properties located in the United States.

Note 2.	Includes mortgages payable secured by 92 properties, but excludes unamortized net debt premiums of $3.0 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $20,070,200,483 and for Crest Net Lease, Inc. is $73,548,861.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2019	2018	2017

	Balance at Beginning of Period	16,566,601,986	15,027,043,415	13,904,519,436

	Additions During Period:
	Acquisitions	3,644,884,106	1,802,745,841	1,531,960,811
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(401,318,627)	(89,474,897)	(238,556,294)
	Improvements, Etc.	17,447,145	23,043,158	11,067,322
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums)	2,740,797	2,839,574	1,584,152

	Total Additions	3,263,753,421	1,739,153,676	1,306,055,991

	Deductions During Period:
	Cost of Real Estate sold	129,736,613	165,023,825	150,394,756
	Cost of Equipment sold	11,200	15,650	—
	Releasing costs	673,647	232,089	109,986
	Other (including Provisions for Impairment)	87,951,488	34,323,541	33,027,270

	Total Deductions	218,372,948	199,595,105	183,532,012

	Foreign Currency Translation	25,644,393	—	—

	Balance at Close of Period	19,637,626,852	16,566,601,986	15,027,043,415

(1) Includes provision for impairment and, for the year ended 2019, a reclassification of $36.9 million of right of use assets under finance leases in accordance with the adoption of ASC 842, Leases, on January 1, 2019.

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	2,723,085,290	2,350,544,126	2,000,728,517

	Additions During Period - Provision for Depreciation	481,498,979	432,482,396	393,415,491

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	64,053,838	59,941,232	43,599,882

	Foreign Currency Translation	324,174	—	—

	Balance at Close of Period	3,140,854,604	2,723,085,290	2,350,544,126

Note 6.	In 2019, provisions for impairment were recorded on fifty-one Realty Income properties.
	In 2018, provisions for impairment were recorded on forty-four Realty Income properties.
	In 2017, provisions for impairment were recorded on twenty-six Realty Income properties.

	See report of independent registered public accounting firm.