Form 10-Q
period 2020-03-31
REALTY INCOME CORP
filed 2020-05-05
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 343,416,057 shares of common stock outstanding as of April 30, 2020.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2020

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$5,742,023	$5,684,034
Buildings and improvements	14,070,733	13,833,882
Total real estate held for investment, at cost	19,812,756	19,517,916
Less accumulated depreciation and amortization	(3,242,175)	(3,117,919)
Real estate held for investment, net	16,570,581	16,399,997
Real estate and lease intangibles held for sale, net	21,356	96,775
Cash and cash equivalents	41,804	54,011
Accounts receivable	185,632	181,969
Lease intangible assets, net	1,516,819	1,493,383
Other assets, net	460,250	328,661
Total assets	$18,796,442	$18,554,796

LIABILITIES AND EQUITY
Distributions payable	$80,911	$76,728
Accounts payable and accrued expenses	182,177	177,039
Lease intangible liabilities, net	328,748	333,103
Other liabilities	251,353	262,221
Line of credit payable	615,176	704,335
Term loans, net	499,151	499,044
Mortgages payable, net	408,158	410,119
Notes payable, net	6,013,129	6,288,049
Total liabilities	8,378,803	8,750,638
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 343,402,030 and 333,619,106 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	13,604,055	12,873,849
Distributions in excess of net income	(3,173,468)	(3,082,291)
Accumulated other comprehensive loss	(42,572)	(17,102)
Total stockholders’ equity	10,388,015	9,774,456
Noncontrolling interests	29,624	29,702
Total equity	10,417,639	9,804,158
Total liabilities and equity	$18,796,442	$18,554,796
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended March 31,
	2020	2019
REVENUE
Rental (including reimbursable)	$412,157	$354,037
Other	2,184	328
Total revenue	414,341	354,365

EXPENSES
Depreciation and amortization	164,585	137,517
Interest	75,925	70,020
Property (including reimbursable)	25,606	21,636
General and administrative	20,964	15,108
Income taxes	2,763	1,445
Provisions for impairment	4,478	4,672
Total expenses	294,321	250,398
Gain on sales of real estate	38,506	7,263
Foreign currency and derivative losses, net	(1,564)	—
Loss on extinguishment of debt	(9,819)	—
Net income	147,143	111,230
Net income attributable to noncontrolling interests	(316)	(288)
Net income available to common stockholders	$146,827	$110,942

Amounts available to common stockholders per common share:
Net Income:
Basic and Diluted	$0.44	$0.37

Weighted average common shares outstanding:
Basic	336,624,567	303,528,336
Diluted	336,976,515	303,819,878

Other comprehensive income:
Net income available to common stockholders	$146,827	$110,942
Foreign currency translation adjustment	392	—
Unrealized loss on derivatives, net	(25,862)	(3,699)
Comprehensive income available to common stockholders	$121,357	$107,243

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended March 31, 2020 and 2019

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	110,942	—	110,942	288	111,230
Other comprehensive loss	—	—	—	(3,699)	(3,699)	—	(3,699)
Distributions paid and payable	—	—	(206,062)	—	(206,062)	(273)	(206,335)
Share issuances, net of costs	31,898	2,151	—	—	2,151	—	2,151
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,869)	—	—	(6,869)	(13,356)	(20,225)
Share-based compensation, net	33,433	(1,310)	—	—	(1,310)	—	(1,310)
Balance, March 31, 2019	303,807,421	$10,748,467	$(2,752,775)	$(11,797)	$7,983,895	$25,181	$8,009,076

Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net Income	—	—	146,827	—	146,827	316	147,143
Other comprehensive loss	—	—	—	(25,470)	(25,470)	—	(25,470)
Distributions paid and payable	—	—	(238,004)	—	(238,004)	(394)	(238,398)
Share issuances, net of costs	9,724,500	730,776	—	—	730,776	—	730,776
Share-based compensation, net	58,424	(570)	—	—	(570)	—	(570)
Balance, March 31, 2020	343,402,030	$13,604,055	$(3,173,468)	$(42,572)	$10,388,015	$29,624	$10,417,639
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,143	$111,230
Adjustments to net income:
Depreciation and amortization	164,585	137,517
Amortization of share-based compensation	5,518	2,764
Non-cash revenue adjustments	(1,352)	(2,116)
Loss on extinguishment of debt	9,819	—
Amortization of net premiums on mortgages payable	(354)	(354)
Amortization of deferred financing costs	2,581	1,957
Loss on interest rate swaps	686	678
Foreign currency and derivative losses, net	1,564	—
Gain on sales of real estate	(38,506)	(7,263)
Provisions for impairment on real estate	4,478	4,672
Change in assets and liabilities
Accounts receivable and other assets	3,005	(6,185)
Accounts payable, accrued expenses and other liabilities	(33,951)	(30,873)
Net cash provided by operating activities	265,216	212,027
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(473,245)	(517,975)
Improvements to real estate, including leasing costs	(3,658)	(2,995)
Proceeds from sales of real estate	126,233	22,456
Insurance and other proceeds received	539	—
Non-refundable escrow deposits	(1,280)	—
Net cash used in investing activities	(351,411)	(498,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(233,824)	(204,546)
Borrowings on line of credit	846,532	732,000
Payments on line of credit	(921,859)	(146,000)
Principal payment on term loan	—	(70,000)
Principal payment on notes payable	(250,000)	—
Principal payments on mortgages payable	(1,673)	(1,235)
Payments upon extinguishment of debt	(9,445)	—
Proceeds from common stock offerings, net	728,883	—
Proceeds from dividend reinvestment and stock purchase plan	2,366	2,164
Redemption of common units	—	(20,225)
Distributions to noncontrolling interests	(394)	(321)
Net receipts on derivative settlements	1,251	—
Other items, including shares withheld upon vesting	(6,561)	(4,087)
Net cash provided by financing activities	155,276	287,750
Effect of exchange rate changes on cash and cash equivalents	(2,929)	—
Net increase in cash, cash equivalents and restricted cash	66,152	1,263
Cash, cash equivalents and restricted cash, beginning of period	71,005	21,071
Cash, cash equivalents and restricted cash, end of period	$137,157	$22,334
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.	Basis of Presentation
The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. Unless otherwise indicated, all dollar amounts are expressed in United States (U.S.) dollars.
At March 31, 2020 we owned 6,525 properties, located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of approximately 106.0 million leasable square feet.
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
C. The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and recording of impairments on our properties. As a result, we are evaluating certain key assumptions involving fair value estimates of our real estate. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available. However, as of March 31, 2020, we have determined that the COVID-19 pandemic and the measures taken to limit its spread have not had a material impact on our consolidated financial statements as of and for period ended March 31, 2020. Based on the status of our business operations as of March 31, 2020, as a result of the COVID-19 pandemic, we expect to remain in compliance with the financial covenants for our unsecured notes and credit facility over the next 12 months.

On April 8, 2020, the Financial Accounting Standards Board, or FASB, staff and FASB board members responded to questions about the accounting for COVID-19 related rent concessions under Topic 842, Leases. The accounting for these rent concessions under Topic 842 depends on the enforceable rights and obligations of the parties under the original lease contract (including those arising from the laws of the jurisdiction governing the lease contract) and the nature of any changes to the terms and conditions of the contract. If a rent concession under these circumstances is required by the original lease contract (e.g. by a force majeure clause), the concession will generally be accounted for as a variable lease payment. In contrast, if the lessor is under no obligation to grant a rent concession, the lessor’s agreement to grant one should be accounted for as a lease modification.

The FASB staff has provided clarifying guidance for leases where the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects, though companies may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract as a practical expedient. Instead, the company would account for rent concessions, whatever their form (e.g. rent deferral, abatement or other), either (1) as if they are part of the enforceable rights and obligations of the parties under the existing lease contract; or (2) as a lease modification. If accounting for a concession as a lease modification, the full lease modification requirements under Topic 842 apply. Under either policy election, we must continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842. If we conclude collection of substantially all lease payments is less than probable, rental revenue recognized is limited to cash received and existing operating lease receivables must be written off as an adjustment to rental revenue.

We assess collectability of our future lease payments based on an analysis of creditworthiness, economic trends, including the COVID-19 pandemic, and other facts and circumstances related to the applicable tenants. As we collect the majority of our rent in advance and at this time we do not have any tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable, the impact of the COVID-19 pandemic on our tenants' ability to pay rent did not have a significant impact on our consolidated financial statements for the quarter ended March 31, 2020. However, since the conversations regarding rent collections for tenants affected by COVID-19 are ongoing we do not currently know the types of concessions, if any, that will ultimately be granted and, as a result, have not yet made an election to proceed with option (1) or (2) above.
D. During the first three months of 2020, we reclassified 'Real estate held for sale, net', which was previously presented in 'Net real estate', into a new caption entitled 'Real estate and lease intangibles held for sale, net'. The reclassification out of 'Net real estate' incorporates intangibles held for sale into a more appropriate presentation of the held for sale caption. Intangibles held for investment are included in the captions entitled 'Lease intangible assets, net' and 'Lease intangible liabilities, net' in the consolidated balance sheets. The December 31, 2019 balance sheet has been reclassified to match the current period classification.

3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Lease intangible assets, net, consist of the following at:	March 31, 2020	December 31, 2019
	In-place leases	$1,667,826	$1,612,153
	Accumulated amortization of in-place leases	(659,165)	(627,676)
	Above-market leases	720,341	710,275
	Accumulated amortization of above-market leases	(212,183)	(201,369)
		$1,516,819	$1,493,383

B.	Other assets, net, consist of the following at:	March 31, 2020	December 31, 2019
	Right of use asset - operating leases, net	$119,648	$120,533
	Right of use asset - financing leases	88,804	36,901
	Restricted escrow deposits	82,391	4,529
	Financing receivables	81,436	81,892
	Derivative assets and receivables - at fair value	25,173	12
	Prepaid expenses	16,113	11,839
	Goodwill	14,397	14,430
	Impounds related to mortgages payable	12,962	12,465
	Credit facility origination costs, net	10,274	11,453
	Corporate assets, net	5,534	5,251
	Non-refundable escrow deposits	1,280	14,803
	Value-added tax receivable	—	9,682
	Other items	2,238	4,871
		$460,250	$328,661

C.	Distributions payable consist of the following declared distributions at:	March 31, 2020	December 31, 2019
	Common stock distributions	$80,803	$76,622
	Noncontrolling interests distributions	108	106
		$80,911	$76,728

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2020	December 31, 2019
	Derivative liabilities and payables - at fair value	$67,944	$26,359
	Notes payable - interest payable	62,709	75,114
	Property taxes payable	16,478	18,626
	Accrued income taxes	4,429	4,450
	Value-added tax payable	4,301	13,434
	Accrued costs on properties under development	3,325	5,870
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,876	1,729
	Other items	21,115	31,457
		$182,177	$177,039

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2020	December 31, 2019
	Below-market leases	$449,445	$447,522
	Accumulated amortization of below-market leases	(120,697)	(114,419)
		$328,748	$333,103

F.	Other liabilities consist of the following at:	March 31, 2020	December 31, 2019
	Lease liability - operating leases, net	$121,790	$122,285
	Rent received in advance and other deferred revenue	117,291	127,687
	Security deposits	6,249	6,303
	Lease liability - financing leases	6,023	5,946
		$251,353	$262,221

4.	Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A.    Acquisitions During the First Three Months of 2020 and 2019
Below is a summary of our acquisitions for the three months ended March 31, 2020:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three Months Ended March 31, 2020 (1)
Acquisitions - U.S. (in 22 states)	54	1.4	$318.3	14.8	6.5%
Acquisitions - U.K. (2)	4	0.4	165.6	12.5	5.1%
Total Acquisitions	58	1.8	483.9	14.2	6.0%
Properties under Development - U.S.	7	0.2	2.1	10.6	7.5%
Total (3)	65	2.0	$486.0	14.1	6.0%

(1)
None of our investments during the first three months of 2020 caused any one tenant to be 10% or more of our total assets at March 31, 2020. All of our investments in acquired properties during the first three months of 2020 are 100% leased at the acquisition date.

(2)	Represents investments of £133.3 million Sterling during the three months ended March 31, 2020 converted at the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 17 industries, and are 95.4% retail and 4.6% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during the first three months of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.

The $486.0 million invested during the first three months of 2020 was allocated as follows: $70.2 million to land (of which $7.4 million was related to right of use assets under long-term ground leases), $56.9 million to right of use assets under ground leases, $295.9 million to buildings and improvements, $64.8 million to intangible assets related to leases, $508,000 to financing receivables related to certain leases with above-market terms, $1.4 million to intangible liabilities related to below-market leases and $934,000 to lease liabilities under ground leases. There was no contingent consideration associated with these acquisitions.
The properties acquired during the first three months of 2020 generated total revenues of $3.9 million and net income of $1.2 million during the three months ended March 31, 2020.
Below is a summary of our acquisitions for the three months ended March 31, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended March 31, 2019 (1)
Acquisitions - U.S. (in 25 states)	97	1.9	$508.6	17.0	6.7%
Properties under Development - U.S.	8	0.4	10.9	17.3	7.2%
Total (2)	105	2.3	$519.5	17.0	6.7%

(1)
None of our investments during the first three months of 2019 caused any one tenant to be 10% or more of our total assets at March 31, 2019. All of our investments in acquired properties during the first three months of 2019 were 100% leased upon acquisition.

(2)
The tenants occupying the new properties operated in 14 industries, and the property types consisted of 98.7% retail and 1.3% industrial, based on rental revenue. Approximately 31% of the rental revenue generated from acquisitions during the first three months of 2019 was from investment grade rated tenants, their subsidiaries or affiliated companies.

The $519.5 million invested during the first three months of 2019 was allocated as follows: $121.1 million to land, $329.2 million to buildings and improvements, $52.4 million to intangible assets related to leases, $26.3 million to financing receivables related to certain leases with off-market terms, and $9.5 million to intangible liabilities related to certain leases with below-market terms. There was no contingent consideration associated with these acquisitions.
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

B.    Investments in Existing Properties
During the first three months of 2020, we capitalized costs of $2.1 million on existing properties in our portfolio, consisting of $138,000 for re-leasing costs and $2.0 million for non-recurring building improvements. In comparison, during the first three months of 2019, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs, $56,000 for recurring capital expenditures, and $2.6 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $486.0 million we invested during the first three months of 2020, approximately $363.0 million was used to acquire 39 properties with existing leases. In comparison, of the $519.5 million we invested during the first three months of 2019, approximately $258.0 million was used to acquire 53 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the first three months of 2020 and 2019 were $32.6 million and $26.0 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first three months of 2020 and 2019 were $8.2 million and $3.4 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2020 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2020	$(17,775)	$96,203
2021	(22,683)	120,617
2022	(21,135)	108,643
2023	(19,618)	96,339
2024	(18,031)	87,650
Thereafter	(80,168)	499,209
Totals	$(179,410)	$1,008,661

5.	Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of March 31, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2020, credit facility origination costs of $10.3 million are included in other assets, net, as compared to $11.5 million at December 31, 2019, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At March 31, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $615.2 million, including £282.8 million Sterling, as compared to an outstanding balance of $704.3 million, including £169.2 million Sterling, at December 31, 2019.
On April 9, 2020, we borrowed an additional $1.2 billion on our revolving credit facility to increase our cash position to $1.25 billion as a conservative measure due to COVID-19. See Note 21, Subsequent Events.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 2.1% during the first three months of 2020 and 3.3% during the first three months of 2019. At March 31, 2020 and December 31, 2019, the weighted average interest rate on borrowings outstanding under our revolving credit facility was 1.3% and 2.2%, respectively. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2020, we were in compliance with the covenants on our revolving credit facility.

6.	Term Loans

In October 2018, in conjunction with entering into our current revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap, which effectively fixes our per annum interest on this term loan at 3.89%.
In June 2015, in conjunction with entering into our previous revolving credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%. Upon the maturity of this term loan, we intend to either repay the outstanding principal with cash on hand, enter into an amendment to our current term loan, or enter into a new term loan.

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan maturing June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of these deferred financing costs, which was $849,000 at March 31, 2020, and $956,000 at December 31, 2019, is included within term loans, net on our consolidated balance sheets.

7.	Mortgages Payable
During the first three months of 2020, we made $1.7 million in principal payments. During the first three months of 2019, we made $1.2 million in principal payments. No mortgages were assumed during the first three months of 2020 or 2019. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2020, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $1.2 million at March 31, 2020 and $1.3 million at December 31, 2019. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of March 31, 2020 and December 31, 2019, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
3/31/2020	92	4.9%	4.7%	2.9	$406,746	$1,412	$408,158
12/31/2019	92	4.9%	4.6%	3.1	$408,419	$1,700	$410,119

(1)
At March 31, 2020 and December 31, 2019, there were 27 mortgages on 92 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages were at fixed interest rates, except for one variable rate mortgage on one property, which has been swapped to a fixed interest rate, with a principal balance at March 31, 2020 and December 31, 2019 of $7.0 million and $7.1 million, respectively.

(2) Stated interest rates ranged from 3.8% to 6.9% at each of March 31, 2020 and December 31, 2019.
(3) Effective interest rates ranged from 3.8% to 7.6% at each of March 31, 2020 and December 31, 2019.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $2.6 million and deferred financing costs of $1.2 million, as of March 31, 2020 (dollars in millions):

Year of Maturity	Principal
2020	$82.6
2021	68.8
2022	111.8
2023	20.6
2024	112.1
Thereafter	10.8
Totals	$406.7

8.	Notes Payable
A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31, 2020	December 31, 2019
5.750% notes, issued in June 2010 and due in January 2021	$—	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
2.730% notes, issued in May 2019 and due in May 2034 (1)	391	418
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	6,041	6,318
Unamortized net original issuance premiums and deferred financing costs	(28)	(30)
	$6,013	$6,288

(1)
Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rates on March 31, 2020, and December 31, 2019, respectively.

The following table summarizes the maturity of our notes and bonds payable as of March 31, 2020, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2022	$950
2023	750
2024	350
Thereafter	3,991
Totals	$6,041

As of March 31, 2020, the weighted average interest rate on our notes and bonds payable was 3.8% and the weighted average remaining years until maturity was 8.3 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2020. Additionally, interest on all of our senior unsecured note and bond obligations is paid semiannually.

B.    Note Repayment
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income for the first quarter of 2020.

9.	Issuances of Common Stock
A.    Issuance of Common Stock in an Underwritten Public Offering
In March 2020, we issued 9,690,500 shares of common stock in an underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts and other offering costs of $21.5 million, the net proceeds of $728.5 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
B.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At March 31, 2020, we had 11,618,668 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Shares of common stock issued under the DRSPP program	34,000	31,898
Gross proceeds	$2.4	$2.2

Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first three months of 2020 or 2019.
C.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At March 31, 2020, we had 33,402,405 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including through replenishing the authorized shares issuable thereunder. We did not issue any shares under the ATM program during the first three months of 2020 or 2019.
10.    Noncontrolling Interests
The two noncontrolling interests that we consolidate include an operating partnership, Realty Income, L.P., and a joint venture acquired during 2019. The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2020 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2019	$24,596	$5,106	$29,702
Distributions	(323)	(71)	(394)
Allocation of net income	277	39	316
Carrying value at March 31, 2020	$24,550	$5,074	$29,624
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, Realty Income, L.P. and the joint venture acquired during 2019 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Net real estate	$647,877	$654,305
Total assets	737,990	744,394
Total liabilities	52,613	52,087

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

March 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$406.7	$410.3
Notes and bonds payable (2)	6,041.2	6,008.4

December 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$408.4	$417.7
Notes and bonds payable (2)	6,317.6	6,826.1

(1)
Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $2.6 million at March 31, 2020, and $3.0 million at December 31, 2019. Also excludes deferred financing costs of $1.2 million at March 31, 2020 and $1.3 million at December 31, 2019.

(2)
Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $6.2 million at March 31, 2020, and $6.3 million at December 31, 2019. Also excludes deferred financing costs of $34.3 million at March 31, 2020 and $35.9 million at December 31, 2019.

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
In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. These treasury rate locks are designated as cash flow hedges, with any changes in fair value recorded in accumulated other comprehensive income, or AOCI.

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
We record interest rate swaps on the consolidated balances sheet at fair value. Changes to fair value are recorded to AOCI.
The following table summarizes the terms and fair values of our derivative financial instruments at     March 31, 2020 and December 31, 2019 (dollars in millions):

Derivative Type	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
		March 31,	December 31,				March 31	December 31,
		2020	2019				2020	2019
Interest rate swap	Cash flow	$7.0	$7.0	6.03%	09/25/2012	09/03/2021	$(0.3)	$(0.2)
Interest rate swap	Cash flow	250.0	250.0	1.72%	06/30/2015	06/30/2020	(0.6)	(0.1)
Interest rate swap	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(25.3)	(14.7)
Cross-currency swap (1)	Cash flow	41.6	41.6	(2)	05/20/2019	05/22/2034	6.9	(2.6)
Cross-currency swap (1)	Cash flow	41.6	41.6	(3)	05/20/2019	05/22/2034	6.4	(2.6)
Cross-currency swap (1)	Cash flow	41.6	41.6	(4)	05/20/2019	05/22/2034	6.0	(2.9)
Cross-currency swap (1)	Cash flow	41.6	41.6	(5)	05/20/2019	05/22/2034	5.8	(3.2)
Treasury rate lock(6)	Cash flow	75.0	—	1.63%	(6)	06/30/2020	(6.9)	—
Treasury rate lock(6)	Cash flow	75.0	—	1.63%	(6)	06/30/2020	(6.9)	—
Treasury rate lock(6)	Cash flow	100.0	—	1.64%	(6)	06/30/2020	(9.2)	—
Treasury rate lock(6)	Cash flow	100.0	—	1.57%	(6)	06/30/2020	(8.6)	—
Treasury rate lock(6)	Cash flow	150.0	—	1.37%	(6)	06/30/2020	(10.0)	—
		$1,173.4	$673.4				$(42.7)	$(26.3)

(1)	Represents British Pound Sterling, or GBP, United States Dollar, or USD, cross-currency swap.

(2)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.

(3)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.

(4)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.

(5)	GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.

(6)
These treasury rate locks were entered into during February 2020 to hedge our exposure to the changes in the 10-year US treasury rate on potential future debt offerings during the first half of 2020. In the event we do not execute a debt offering or offerings within the original contract maturity, we may elect to extend the maturity of all or a portion of these contracts.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three months ended March 31, 2020, we reclassified $1.6 million from AOCI as an increase to interest expense for our interest rate swaps and $11.4 million for cross-currency swaps into foreign exchange gains. During the first three months of 2019, we reclassified $678,000 from AOCI into interest expense.
We expect to reclassify $12.0 million from AOCI as an increase to interest expense relating to interest rate swaps and treasury locks and $2.1 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
12.     Operating Leases

A. At March 31, 2020, we owned 6,525 properties in 49 U.S. states, Puerto Rico, and the U.K. Of the 6,525 properties, 6,490, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At March 31, 2020, 97 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales, or percentage rents, for the first three months of 2020 and 2019 was $1.2 million and $3.6 million, respectively.

B. Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2020 and 2019.
13.    Gain on Sales of Real Estate

The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Number of properties	17	19
Net sales proceeds	$126.2	$22.5
Gain on sales of real estate	$38.5	$7.3

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

The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Total provisions for impairment	$4.5	$4.7
Number of properties:
Classified as held for sale	8	—
Classified as held for investment	1	—
Sold	7	11

15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first three months of 2020 and 2019:

Month	2020	2019
January	$0.2275	$0.2210
February	0.2325	0.2255
March	0.2325	0.2255
Total	$0.6925	$0.6720

At March 31, 2020, a distribution of $0.233 per common share was payable and was paid in April 2020.
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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three Months Ended March 31,
	2020	2019
Weighted average shares used for the basic net income per share computation	336,624,567	303,528,336
Incremental shares from share-based compensation	351,948	291,542
Weighted average shares used for diluted net income per share computation	336,976,515	303,819,878
Unvested shares from share-based compensation that were anti-dilutive	31,001	30,060
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	377,767

17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $84.1 million in the first three months of 2020 and $82.2 million in the first three months of 2019.
Cash paid for income taxes was $2.5 million in the first three months of 2020 and $1.7 million in the first three months of 2019.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. As a result of the adoption of Accounting Standards Update, or ASU, 2016-02 in 2019, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases on January 1, 2019.
B. During the first three months of 2019, we issued 89,322 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $6.3 million.
C. During the first three months of 2020, the fair value of net derivative liabilities decreased by $16.4 million.
D. Non-refundable deposits from 2019 of $14.8 million were applied to acquisitions during the first three months of 2020.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents shown in the consolidated balance sheets	$41,804	$2,997
Restricted escrow deposits (1)	82,391	9,081
Impounds related to mortgages payable (1)	12,962	10,256
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$137,157	$22,334
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

18.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 51 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require the tenant to pay operating expenses, rental revenue is the only component of segment profit and loss we measure.
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	March 31, 2020	December 31, 2019
Segment net real estate:
Automotive service	$286,380	$288,453
Automotive tire services	232,093	232,709
Beverages	278,318	279,373
Child care	217,120	208,326
Convenience stores	2,040,499	2,057,157
Dollar stores	1,430,852	1,427,950
Drug stores	1,603,799	1,618,854
Financial services	386,310	389,634
General merchandise	515,199	475,418
Grocery stores - U.S.(1)	911,070	922,349
Grocery stores - U.K.(1)	664,056	663,210
Health and fitness	1,092,881	1,019,796
Home improvement	503,092	495,305
Restaurants-casual dining	568,547	576,526
Restaurants-quick service	1,067,239	1,059,155
Theaters - U.S. (1)	869,621	878,103
Transportation services	720,929	769,614
Wholesale club	393,501	396,690
Other non-reportable segments	2,810,431	2,738,150
Total net real estate	16,591,937	16,496,772
Intangible assets:
Automotive service	57,833	58,854
Automotive tire services	6,940	7,322
Beverages	1,444	1,509
Child care	22,805	21,997
Convenience stores	129,145	131,808
Dollar stores	81,755	82,701
Drug stores	179,585	183,319
Financial services	16,468	17,130
General merchandise	74,187	66,135
Grocery stores - U.S.(1)	176,030	180,197
Grocery stores - U.K.(1)	177,001	153,407
Health and fitness	74,257	74,428
Home improvement	73,939	72,979
Restaurants-casual dining	22,629	23,289
Restaurants-quick service	51,372	52,353
Theaters - U.S. (1)	35,029	36,089
Transportation services	58,957	66,055
Wholesale club	22,594	23,372
Other non-reportable segments	254,849	240,439
Other corporate assets	687,686	564,641
Total assets	$18,796,442	$18,554,796

	Three months ended March 31,
Revenue	2020	2019
Segment rental revenue:
Automotive service	$8,670	$7,213
Automotive tire services	7,833	7,777
Beverages	7,996	7,915
Child care	9,481	7,827
Convenience stores	46,733	41,214
Dollar stores	31,391	24,986
Drug stores	35,299	33,170
Financial services	7,543	7,718
General merchandise	11,316	6,911
Grocery stores - U.S.(1)	19,509	16,124
Grocery stores - U.K.(1)	10,405	—
Health and fitness	28,278	26,225
Home improvement	11,309	9,815
Restaurants-casual dining	12,538	11,290
Restaurants-quick service	23,308	21,730
Theaters - U.S. (1)	24,567	17,656
Transportation services	16,187	16,026
Wholesale club	9,588	9,593
Other non-reportable segments and tenant reimbursements	90,206	80,847
Rental (including reimbursable)	412,157	354,037
Other	2,184	328
Total revenue	$414,341	$354,365
(1) Our investments in industries outside of the U.S. are managed as separate operating segments.
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $5.5 million during the first three months of 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO") upon his departure from the company), and $2.8 million during the first three months of 2019. Upon the departure of our former CFO in the first quarter of 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share–based compensation expense and $58,000 of professional fees.
A.    Restricted Stock
During the first three months of 2020, we granted 62,873 shares of common stock under the 2012 Plan. These shares vest over a four-year service period, with the exception of 4,541 shares granted to our former CFO, which vested upon his departure from the Company.
As of March 31, 2020, the remaining unamortized share-based compensation expense related to restricted stock totaled $12.4 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the first three months of 2020, we granted 98,844 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first three months of 2020, we also granted 9,966 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of March 31, 2020, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $15.6 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At March 31, 2020, we had commitments of $6.1 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2020, we had committed $13.2 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.

21.    Subsequent Events

•	In April 2020, we declared a dividend of $0.233 per share to our common stockholders, which will be paid in May 2020.

•
On April 9, 2020, we borrowed an additional $1.2 billion under revolving credit facility to increase our cash position to $1.25 billion as a conservative measure due to the COVID-19 pandemic. As of May 1, 2020, we had $1.9 billion of borrowings outstanding under our revolving credit facility, including £325.5 million of Sterling-denominated borrowings, with a remaining available capacity of $1.1 billion. The revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments.

•
In addition, on April 9, 2020, we withdrew our 2020 guidance that was provided on February 19, 2020 due to the ongoing uncertainty regarding the impact of the COVID-19 pandemic and the measures taken to limit its spread. We are continuing to evaluate these impacts on our business as the situation continues to evolve and feel it is not prudent to provide revised guidance at this time.

As of May 1, 2020:

◦	We have collected 82.9% of contractual rent(1) due for the month of April 2020 across our total portfolio;

◦	We are in rent deferral discussions with tenants that account for a majority of the unpaid contractual rent for the month of April 2020, as well as certain tenants that did pay April contractual rent;

◦	We have collected 82.9% of contractual rent due for the month of April 2020 from our top 20 tenants(2); and

◦	We have collected 99.9% of contractual rent due for the month of April 2020 from our investment grade tenants(3).

(1)
Contractual rent is the aggregate cash amount charged to tenants inclusive of April monthly base rent receivables, offset by applicable discounts or credits. U.K. rent (which is payable in pounds Sterling) was converted at the exchange rate in effect on May 1, 2020.

(2) We define top 20 tenants as our 20 largest tenants based on percentage of total portfolio annualized rental revenue.
(3) We define investment grade tenants as tenants with a credit rating, and tenants that are subsidiaries or affiliates of companies with a credit rating, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

•	Our anticipated growth strategies;

•	Our intention to acquire additional properties and the timing of these acquisitions;

•	Our intention to sell properties and the timing of these property sales;

•	Our intention to re-lease vacant properties;

•	Anticipated trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties;

•	Future expenditures for development projects; and

•	The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally.
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

•	Impairments in the value of our real estate assets;

•	Changes in income tax laws and rates;

•	The continued evolution of the COVID-19 pandemic and the measures taken to limit its spread, and its impacts on us, our business, our tenants, or the economy generally;

•	The timing and pace of reopening efforts at the local, state and national level in response to the COVID-19 pandemic;

•	The outcome of any legal proceedings to which we are a party or which may occur in the future; and

•	Acts of terrorism and war.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019 and those discussed in this section and the "Item 1.A.- Risk Factors" in Part II of this report.
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
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements.
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
At March 31, 2020, we owned a diversified portfolio:

•	Of 6,525 properties;

•	With an occupancy rate of 98.5%, or 6,428 properties leased and 97 properties available for lease;

•	Doing business in 51 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);

•	With approximately 106.0 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years; and

•	With an average leasable space per property of approximately 16,245 square feet; approximately 11,960 square feet per retail property and 224,499 square feet per industrial property.
Of the 6,525 properties in the portfolio at March 31, 2020, 6,490, or 99.5%, are single-tenant properties, of which 6,396 were leased, and the remaining are multi–tenant properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $20.4 million and $17.3 million for the first three months of 2020 and 2019, respectively.

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income over time. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by tenant, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of March 31, 2020, consisted of 6,525 properties located in 49 U.S. states, Puerto Rico and the U.K., and doing business in 51 industries. Each of the 51 industries represented in our property portfolio accounted for no more than 11.9% of our rental revenue for the quarter ended March 31, 2020.
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
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at March 31, 2020 is derived from tenants with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates. We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. At March 31, 2020, approximately 48% of our annualized rental revenue comes from properties leased to investment grade rated companies, their subsidiaries or affiliated companies. At March 31, 2020, our top 20 tenants (based on percentage of total portfolio annualized rental revenue) represented approximately 53% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, during certain periods, including the current market, the global credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which may impact our access to and cost of capital. We continually monitor the commercial real estate and global credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly.

RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 51-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2020. As of April 2020, we have paid 90 consecutive quarterly dividend increases and increased the dividend 106 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2020:

2020 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050
3rd increase	Mar 2020	Apr 2020	$0.2330	$0.0005
The dividends paid per share during the first three months of 2020 totaled approximately $0.693, as compared to approximately $0.672 during the first three months of 2019, an increase of $0.021, or 3.1%.
The monthly dividend of $0.233 per share represents a current annualized dividend of $2.796 per share, and an annualized dividend yield of approximately 5.6% based on the last reported sale price of our common stock on the NYSE of $49.86 on March 31, 2020. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the First Three Months of 2020
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended March 31, 2020 (1)
Acquisitions - U.S. (in 22 states)	54	1.4	$318.3	14.8	6.5%
Acquisitions - U.K. (2)	4	0.4	165.6	12.5	5.1%
Total Acquisitions	58	1.8	483.9	14.2	6.0%
Properties under Development - U.S.	7	0.2	2.1	10.6	7.5%
Total (3)	65	2.0	$486.0	14.1	6.0%

(1)
None of our investments during the first three months of 2020 caused any one tenant to be 10% or more of our total assets at March 31, 2020. All of our investments in acquired properties during the first three months of 2020 are 100% leased at the acquisition date.

(2)	Represents investments of £133.3 million Sterling during the three months ended March 31, 2020 converted at the applicable exchange rate on the date of acquisition.

(3)
The tenants occupying the new properties operate in 17 industries, and are 95.4% retail and 4.6% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during the first three months of 2020 is from investment grade rated tenants and their subsidiaries.

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
Portfolio Discussion
 Leasing Results
At March 31, 2020, we had 97 properties available for lease out of 6,525 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio.

The following tables summarizes our leasing results for the first three months of 2020:

Properties available for lease at December 31, 2019	94
Lease expirations	109
Re-leases to same tenant (1)	(90)
Re-leases to new tenant (1)(2)	(3)
Vacant Dispositions	(13)
Properties available for lease at March 31, 2020	97

(1)
The annual new rent on these re-leases was $17.82 million, as compared to the previous annual rent of $18.0 million on the same properties, representing a rent recapture rate of 99.0% on the properties re-leased during the first three months of 2020.

(2)	Re-leased one property to a new tenant without a period of vacancy, and two properties to new tenants after a period vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At March 31, 2020, our average annualized rental revenue was approximately $15.13 per square foot on the 6,428 leased properties in our portfolio. At March 31, 2020, we classified 22 properties, with a carrying amount of $21.4 million, as held for sale on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the first three months of 2020, we capitalized costs of $2.1 million on existing properties in our portfolio,  consisting of $138,000 for re-leasing costs and $2.0 million for non-recurring building improvements. In the first three months of 2019, we capitalized costs of $3.0 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs, $56,000 for recurring capital expenditures, and $2.6 million for non-recurring building improvements.
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

Equity Capital Raising
During the first three months of 2020, we raised $752.4 million from the sale of common stock at a weighted average price of $77.37, primarily from 9,690,500 shares issued in an overnight underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
Chief Financial Officer Departure
In March 2020 and as previously announced, Paul Meurer, our former EVP, Chief Financial Officer ("CFO"), departed from the Company. We have begun a search for a new CFO. As a result of Mr. Meurer's departure, we recognized an executive severance charge of $3.5 million during the first three months of 2020, consisting of $1.6 million of cash, $1.8 million related to share–based compensation expense and $58,000 of professional fees.
Early Redemption of 5.75% Notes Due January 2021
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the first three months of 2020.
Impact of COVID-19
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting global, national and regional economies across many industries, including the industries in which some of our tenants operate, and have disrupted the businesses and operations of some of our tenants, each of which has had and may continue to have an adverse impact on our business, results of operations, financial condition, and liquidity. These impacts may increase in severity as the duration of the pandemic lengthens. See "Item 1A--Risk Factors" in Part II of this report for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our tenants and our business, results of operations, financial condition and liquidity.

As a result of this challenging environment, we are working diligently with our tenants most affected by the pandemic to understand their financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our tenants, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our tenants.

In addition, as we believe to be the case with many retail landlords, we received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants. We believe that not all tenant requests will ultimately result in modification agreements, nor have we relinquished our contractual rights under our lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

As of May 1, 2020:

•	We have collected 82.9% of contractual rent(1) due for the month of April 2020 across our total portfolio;

•	We are in rent deferral discussions with tenants that account for a majority of the unpaid contractual rent for the month of April 2020, as well as certain tenants that did pay April contractual rent;

•	We have collected 82.9% of contractual rent due for the month of April 2020 from our top 20 tenants(2); and

•	We have collected 99.9% of contractual rent due for the month of April 2020 from our investment grade tenants(3).

(1)
Contractual rent is the aggregate cash amount charged to tenants inclusive of April monthly base rent receivables, offset by applicable discounts or credits. U.K. rent (which is payable in pounds Sterling) was converted at the exchange rate in effect on May 1, 2020.

(2)	We define top 20 tenants as our 20 largest tenants based on percentage of total portfolio annualized rental revenue.
(3) We define investment grade tenants as tenants with a credit rating, and tenants that are subsidiaries or affiliates of companies with a credit rating, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

The following table provides information relating to April 2020 rent collections by industry through May 1, 2020:

		Percentage
		of April 2020
	Percentage	Total Contractual
	of Total Contractual	Rent
	Rent due	Collected as of
	for April 2020 (1)	May 1, 2020 (1)
U.S.
Aerospace	0.7%	0.7%
Apparel stores	1.2	1.1
Automotive collision services	1.1	0.9
Automotive parts	1.6	1.6
Automotive service	2.5	2.4
Automotive tire services	2.1	1.5
Beverages	2.0	2.0
Child care	2.2	0.7
Consumer appliances	—	—
Consumer electronics	0.3	0.3
Consumer goods	0.6	0.6
Convenience stores	12.1	12.0
Crafts and novelties	0.7	0.6
Diversified industrial	0.7	0.7
Dollar stores	7.9	7.9
Drug stores	8.6	8.5
Education	0.2	*
Electric utilities	0.1	0.1
Entertainment	0.3	0.3
Equipment services	0.4	0.4
Financial services	1.9	1.9
Food processing	0.7	0.7
General merchandise	2.8	2.8
Government services	0.6	0.6
Grocery stores	5.1	5.1
Health and beauty	0.2	0.2
Health and fitness	7.2	2.5
Health care	1.6	1.6
Home furnishings	0.9	0.4
Home improvement	2.9	2.9
Machinery	0.1	0.1
Motor vehicle dealerships	1.6	1.6
Office supplies	0.1	0.1
Other manufacturing	0.6	0.6
Packaging	0.9	0.9
Paper	0.1	0.1
Pet supplies and services	0.7	0.6
Restaurants - casual dining	3.1	1.6
Restaurants - quick service	5.7	4.7
Shoe stores	0.2	0.2
Sporting goods	0.8	0.7
Telecommunications	0.5	0.5
Theaters	6.0	—
Transportation services	4.2	4.2
Wholesale clubs	2.4	2.4
Other	0.2	*
Total U.S.	96.4%	79.3%
U.K.
Grocery stores	3.5	3.5
Theaters	*	—
Health care	0.1	0.1
Total U.K.	3.6%	3.6%
Totals	100.0%	82.9%
* Less than 0.1%
(1) Contractual rent is the aggregate cash amount charged to tenants inclusive of April monthly base rent receivables, offset by applicable discounts or credits. U.K. rent (which is payable in pounds Sterling) is converted at the exchange rate in effect on May 1, 2020.

We are still in the preliminary stages of collecting rent for the month of May 2020. As a result, we cannot predict the number of tenants that will not pay rent for the month of May 2020, nor can we predict whether tenants who pay rent for April or May 2020 will continue to pay rent or request rent deferrals thereafter. In addition, as the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our tenants to continue to pay rent to us may further diminish, and therefore we cannot assure you that our rental collections in April are indicative of our rental collections in May or in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the second quarter of 2020 may decline relative to the first quarter of 2020, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three Months Ended March 31,		% Increase
	2020	2019
Total revenue	$414.3	$354.4	16.9%
Net income available to common stockholders (1)	$146.8	$110.9	32.4%
Net income per share (2)	$0.44	$0.37	18.9%
FFO available to common stockholders	$277.1	$245.7	12.8%
FFO per share (2)	$0.82	$0.81	1.2%
AFFO available to common stockholders	$297.2	$248.7	19.5%
AFFO per share (2)	$0.88	$0.82	7.3%
(1) The calculation to determine net income available to common stockholders includes impairments, gains from the sale of real estate, and foreign currency gains and losses. These items can vary from quarter to quarter and can significantly impact net income available to common stockholders and period to period comparisons.
(2) All per share amounts are presented on a diluted per common share basis.
Net income available to common stockholders and FFO in the first three months of 2020 were impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% Notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.
See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.
LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our revolving credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2020, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.56 billion, or approximately 30.6% of our total market capitalization of $24.71 billion.
We define our total market capitalization at March 31, 2020 as the sum of:

•
Shares of our common stock outstanding of 343,402,030, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $49.86 per share on March 31, 2020, or $17.15 billion;

•	Outstanding borrowings of $615.2 million on our revolving credit facility, including £282.8 million British Pounds Sterling-denominated borrowings;

•	Outstanding mortgages payable of $406.7 million, excluding net mortgage premiums of $2.6 million and deferred financing costs of $1.2 million;

•	Outstanding borrowings of $500.0 million on our term loans, excluding deferred financing costs of $849,000; and

•
Outstanding senior unsecured notes and bonds of $6.04 billion, including a Sterling-denominated private placement of £315.0 million, and excluding unamortized net original issuance premiums of $6.2 million and deferred financing costs of $34.3 million.

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
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. At March 31, 2020, we had 33,402,405 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder. We did not issue any shares under the ATM program during the first three months of 2020.
Issuance of Common Stock
In March 2020, we issued 9,690,500 shares of common stock in an overnight underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts and other offering costs of $21.5 million, the net proceeds of $728.5 million were primarily used to repay borrowings under our revolving credit facility.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first three months of 2020. At March 31, 2020, we had 11,618,668 shares remaining for future issuance under our DRSPP program. During the three months ended March 31, 2020, we sold 34,000 shares of common stock for gross proceeds of $2.4 million.
Revolving Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of March 31, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility and an outstanding balance of $615.2 million, including £282.8 million Sterling. The weighted average interest rate on borrowings under our revolving credit facility during the first three months of 2020 was 2.1% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2020, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
On April 9, 2020, we borrowed an additional $1.2 billion under our revolving credit facility to increase our cash position to $1.25 billion as a conservative measure due to COVID-19. As of May 1, 2020, we have $1.9 billion of borrowings outstanding under our revolving credit facility, including £325.5 million of Sterling-denominated borrowings, with a remaining available capacity of $1.1 billion. The revolving credit facility also has a $1.0 billion expansion option, which is subject to obtaining lender commitments.
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
Term Loans
In October 2018, in conjunction with entering into our revolving credit facility, we entered into a $250.0 million senior unsecured term loan, which matures in March 2024, and is governed by the credit agreement that governs our revolving credit facility. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.85%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest on this term loan at 3.89%.
In June 2015, in conjunction with entering into our previous revolving credit facility, we entered into a $250.0 million senior unsecured term loan maturing in June 2020, and is governed by the credit agreement that governs our revolving credit facility. Borrowing under this term loan bears interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixes our per annum interest rate on this term loan at 2.62%. Upon the maturity of this term loan, we intend to either repay the outstanding principal with cash on hand, enter into an amendment to our current term loan, or enter into a new term loan.
Mortgage Debt
As of March 31, 2020, we had $406.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at March 31, 2020, we had net premiums totaling $2.6 million on these mortgages and deferred financing costs of $1.2 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first three months of 2020, we made $1.7 million in principal payments.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of March 31, 2020, sorted by maturity date (dollars in millions):

3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	$950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
2.730% notes, issued in May 2019 and due in May 2034 (1)	391
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$6,041
Unamortized net original issuance premiums and deferred financing costs	(28)
$6,013
(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rate on March 31, 2020.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2020. Additionally, interest on all of our senior note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of March 31, 2020 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	2.0%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.5x
Maintenance of total unencumbered assets	> 150% of unsecured debt	274.8%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any Debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our Debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2019 and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2019, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at March 31, 2020 (in thousands, for trailing twelve months):

Net income available to common stockholders	$472,367
Plus: interest expense, excluding the amortization of deferred financing costs	287,209
Plus: loss on extinguishment of debt	9,819
Plus: provision for taxes	7,476
Plus: depreciation and amortization	621,029
Plus: provisions for impairment	39,992
Plus: pro forma adjustments	112,633
Less: gain on sales of real estate	(61,239)

Income available for debt service, as defined	$1,489,286

Total pro forma debt service charge	$271,158

Debt service and fixed charge coverage ratio	5.5
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2020, we had cash and cash equivalents totaling $41.8 million, inclusive of £15.2 million Sterling. On April 9, 2020, we borrowed an additional $1.2 billion under our revolving credit facility, as to increase our cash position to $1.25 billion as a conservative measure due to COVID-19.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2020, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of March 31, 2020, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of March 31, 2020 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2020	—	—	250.0	82.6	196.5	1.3	10.2	14.5	555.1
2021	—	—	—	68.8	261.0	1.5	13.5	4.8	349.6
2022	—	950.0	—	111.8	257.8	1.5	13.4	—	1,334.5
2023	615.2	750.0	—	20.6	217.9	1.4	13.5	—	1,618.6
2024	—	350.0	250.0	112.1	172.8	1.4	13.6	—	899.9
Thereafter	—	3,991.2	—	10.8	1,086.2	18.7	69.1	—	5,176.0
Totals	$615.2	$6,041.2	$500.0	$406.7	$2,192.2	$25.8	$133.3	$19.3	$9,933.7

(1)
The initial term of the credit facility expires in March 2023 and includes, at our option, two six–month extensions. On April 9, 2020, we borrowed an additional $1.2 billion on our revolving credit facility.

(2)	Excludes non-cash original issuance discounts and premiums recorded on notes payable of $6.2 million and deferred financing costs of $34.3 million.

(3)	Excludes deferred financing costs of $849,000.

(4)	Excludes both non–cash net premiums recorded on the mortgages payable of $2.6 million and deferred financing costs of $1.2 million.

(5)	Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances at period end through their respective maturity dates.

(6)	Realty Income currently pays the ground lessors directly for the rent under the ground leases.

(7)
Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(8)	“Other” consists of $13.2 million of commitments under construction contracts and $6.1 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P. on a per unit basis that is generally equal to the amount paid per share to our common stockholders.
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2019, our cash distributions to common stockholders totaled $852.1 million, or approximately 131.5% of our estimated taxable income of $648.0 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations and cash on hand are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first three months of 2020 totaled $233.8 million, representing 78.7% of our adjusted funds from operations available to common stockholders of $297.2 million. In comparison, our 2019 cash distributions to common stockholders totaled $852.1 million, representing 81.2% of our adjusted funds from operations available to common stockholders of $1.05 billion.

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
RESULTS OF OPERATIONS
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and require the recording of impairments on our properties. As a result, we are evaluating certain key assumptions involving fair value estimates of our real estate and recording of impairments on our properties. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available. However, as of March 31, 2020, we have determined that the COVID-19 pandemic and the measures taken to limit its spread have not had a material impact on our consolidated financial statements as of and for period ended March 31, 2020.

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 has been COVID-19. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received. As we collect the majority of our rent in advance and at this time we do not have any tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable, the impact of the COVID-19 pandemic on our tenants' ability to pay rent did not have a significant impact on our consolidated financial statements for the quarter ended March 31, 2020. However, there may be significant impacts in future periods that could change this assessment.
The following is a comparison of our results of operations for the three months ended March 31, 2020, to the three months ended March 31, 2019.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three Months Ended March 31,		$ Increase
	2020	2019
REVENUE
Rental (excluding reimbursable)	$391,791	$336,690	$55,101
Rental (reimbursable)	20,366	17,347	3,019
Other	2,184	328	1,856
Total revenue	$414,341	$354,365	$59,976
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the first three months of 2020 compared to the first three months of 2019 is primarily attributable to:

•	The 59 properties (1.8 million square feet) we acquired in the first three months 2020, which generated $3.2 million of rent in the first three months of 2020;

•
The 779 properties (13.4 million square feet) we acquired in 2019, which generated $59.2 million of rent in the first three months of 2020, compared to $3.0 million in the first three months of 2019, an increase of $56.2 million;

•
Same store rents generated on 5,535 properties (86.9 million square feet) during the first three months of 2020 and 2019, increased by $670,000, or 0.2%, to $321.47 million from $320.8 million; partially offset by

•	A net decrease in straight-line rent and other non-cash adjustments to rent of $790,000 in the first three months of 2020 as compared to the first three months of 2019;

•	A net decrease of $2.9 million relating to properties sold in the first three months of 2020 and throughout 2019 that were reported in continuing operations; and

•
A net decrease of $1.27 million relating to the aggregate of (i) rental revenue from properties (145 properties comprising 2.9 million square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for eight properties under development, and (iii) lease termination settlements.  In aggregate, the revenues for these items totaled $5.56 million in the first three months of 2020, compared to $6.83 million in the first three months of 2019.

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
Of the 6,525 properties in the portfolio at March 31, 2020, 6,490, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 6,490 single-tenant properties, 6,396, or 98.6%, were net leased at March 31, 2020. Of our 6,396 leased single-tenant properties, 5,445 or 85.1% were under leases that provide for increases in rents through:

•	Base rent increases tied to a consumer price index (typically subject to ceilings);

•	Percentage rent based on a percentage of the tenants’ gross sales;

•	Fixed increases; or

•	A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $1.2 million in the first three months of 2020, and $3.6 million in the first three months of 2019. We anticipate percentage rent to be less than 1% of rental revenue for 2020.
At March 31, 2020, our portfolio of 6,525 properties was 98.5% leased with 97 properties available for lease, as compared to 98.6% leased, with 94 properties available for lease at December 31, 2019, and 98.3% leased with 102 properties available for lease at March 31, 2019. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The increase in other revenue in the first three months of 2020 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to the first three months of 2019.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)
	2020	2019
EXPENSES
Depreciation and amortization	$164,585	$137,517	$27,068
Interest	75,925	70,020	5,905
Property (excluding reimbursable)	5,240	4,289	951
Property (reimbursable)	20,366	17,347	3,019
General and administrative (1)	20,964	15,108	5,856
Income taxes	2,763	1,445	1,318
Provisions for impairment	4,478	4,672	(194)
Total expenses	$294,321	$250,398	$43,923
Total revenue (2)	393,975	337,018
General and administrative expenses as a percentage of total revenue (1)(2)	4.4%	4.5%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.3%	1.3%
(1) General and administrative expenses for the first three months of 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense (see our discussion of Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles). In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the first three months of 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $17,501, which was used for our calculation.
(2) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the first three months of 2020 was primarily due to the acquisition of properties in 2019 and the first three months of 2020, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$72,196	$66,976
Credit facility commitment fees	948	938
Amortization of debt origination and deferred financing costs	2,748	2,172
Loss on interest rate swaps	686	678
Amortization of net mortgage premiums	(354)	(354)
Amortization of net note premiums	(244)	(292)
Other items	(55)	(98)
Interest expense	$75,925	$70,020

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$7,858,024	$6,752,789
Average interest rates	3.61%	3.98%
The increase in interest expense for the first three months of 2020 is primarily due to the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029 and higher interest on our mortgages payable and interest rate swaps, partially offset by the January 2020 repayment of our 5.750% notes due 2021 and lower interest on our term loans.
During the first three months of 2020, the weighted average interest rate on our:

•	Revolving credit facility outstanding borrowings of $615.2 million was 2.1%;

•	Term loans outstanding of $500.0 million (excluding deferred financing costs of $849,000) was 2.5%;

•	Mortgages payable of $406.7 million (excluding net premiums totaling $2.6 million and deferred financing costs of $1.2 million on these mortgages) was 4.9%;

•	Notes and bonds payable of $6.0 billion (excluding net unamortized original issue premiums of $6.2 million and deferred financing costs of $34.3 million) was 3.8%; and

•	Combined outstanding notes, bonds, mortgages, term loan and revolving credit facility borrowings of $7.6 billion (excluding all net premiums and deferred financing costs) was 3.6%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2020, 97 properties were available for lease, as compared to 94 at December 31, 2019, and 102 at March 31, 2019.

The increase in property expenses (excluding reimbursable) in the first three months of 2020 is primarily attributable to higher repairs and maintenance associated with our expanding portfolio size.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the first three months of 2020 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses increased during the first three months of 2020 primarily due to a severance charge of $3.5 million for our former CFO, who departed the company in March 2020, higher share-based compensation expense, higher corporate–level professional fees and higher payroll-related costs. In April 2020, we had 195 employees, as compared to 170 employees in April 2019.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes paid by us and our subsidiaries. The increase in income taxes in the first three months of 2020 was primarily attributable to our U.K. investments, which contributed to higher U.K. income taxes as compared to the first three months of 2019.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Total provisions for impairment	$4.5	$4.7
Number of properties:
Classified as held for sale	8	—
Classified as held for investment	1	—
Sold	7	11
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Number of properties sold	17	19
Net sales proceeds	$126.2	$22.5
Gain on sales of real estate	$38.5	$7.3
Foreign Currency and Derivative Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.75% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three Months Ended March 31,		% Increase
	2020	2019
Net income available to common stockholders	$146.8	$110.9	32.4%
Net income per share (1)	$0.44	$0.37	18.9%
(1) All per share amounts are presented on a diluted per common share basis.
The calculation to determine net income available to common stockholders includes impairments, gains from the sale of properties, foreign currency gains and losses, which can vary from period to period based on timing and significantly impact net income available to the Company and available to common stockholders.

Net income available to common stockholders in the first three months of 2020 was also impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% Notes due 2021 in January 2021 and an executive severance charge for our former CFO in March 2020.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (NAREIT) came to the conclusion that a NAREIT-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the NAREIT definition, other than our adjustments to remove foreign currency and derivative gains and losses, the executive severance charge described below, and loss on extinguishment of debt charge as described below (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) executive severance charges, (iii) loss on extinguishment of debt, (iv) income and franchise taxes, (v) real estate depreciation and amortization, (vi) impairment losses, (vii) gain on sales of real estate, and (viii) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by NAREIT, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of net debt-to-Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents) divided by annualized quarterly Adjusted EBITDAre.

The following table summarizes our EBITDAre calculation for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$147,143	$111,230
Interest	75,925	70,020
Loss on extinguishment of debt	9,819	—
Income taxes	2,763	1,445
Depreciation and amortization	164,585	137,517
Executive severance charge (1)	3,463	—
Provisions for impairment	4,478	4,672
Gain on sales of real estate	(38,506)	(7,263)
Foreign currency and derivative losses, net	1,564	—
Quarterly Adjusted EBITDAre	$371,234	$317,621

Net Debt	$7,493,810	$7,012,430
Annualized Adjusted EBITDAre (2)	$1,484,936	$1,270,484
Net Debt/Adjusted EBITDAre	5.0	5.5
(1) The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.
(2) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
The following summarizes our funds from operations available to common stockholders (FFO) (dollars in millions, except per share data):

	Three Months Ended March 31,		% Increase
	2020	2019
FFO available to common stockholders	$277.1	$245.7	12.8%
FFO per share (1)	$0.82	$0.81	1.2%
(1) All per share amounts are presented on a diluted per common share basis.
FFO in the first three months of 2020 were impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% Notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$146,827	$110,942
Depreciation and amortization	164,585	137,517
Depreciation of furniture, fixtures and equipment	(126)	(155)
Provisions for impairment	4,478	4,672
Gain on sales of real estate	(38,506)	(7,263)
FFO adjustments allocable to noncontrolling interests	(154)	(38)
FFO available to common stockholders	$277,104	$245,675
FFO allocable to dilutive noncontrolling interests	369	—
Diluted FFO	$277,473	$245,675

FFO per common share, basic and diluted	$0.82	$0.81

Distributions paid to common stockholders	$233,824	$204,546
FFO available to common stockholders in excess of distributions paid to common stockholders	$43,280	$41,129
Weighted average number of common shares used for computation per share:
Basic	336,624,567	303,528,336
Diluted	337,439,634	303,819,878
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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our adjusted funds from operations available to common stockholders (AFFO) (dollars in millions, except per share data):

	Three Months Ended March 31,		% Increase
	2020	2019
AFFO available to common stockholders	$297.2	$248.7	19.5%
AFFO per share (1)	$0.88	$0.82	7.3%
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$146,827	$110,942
Cumulative adjustments to calculate FFO (1)	130,277	134,733
FFO available to common stockholders	277,104	245,675
Executive severance charge (2)	3,463	—
Loss on extinguishment of debt	9,819	—
Amortization of share-based compensation	3,742	2,764
Amortization of deferred financing costs (3)	1,360	1,040
Amortization of net mortgage premiums	(354)	(354)
Loss on interest rate swaps	686	678
Straight-line payments from cross-currency swaps (4)	723	—
Leasing costs and commissions	(138)	(323)
Recurring capital expenditures	—	(56)
Straight-line rent	(7,782)	(4,862)
Amortization of above and below-market leases	6,430	4,114
Other adjustments (5)	2,170	58
AFFO available to common stockholders	$297,223	$248,734
AFFO allocable to dilutive noncontrolling interests	376	—
Diluted AFFO	$297,599	$248,734

AFFO per common share, basic and diluted	$0.88	$0.82

Distributions paid to common stockholders	$233,824	$204,546

AFFO available to common stockholders in excess of distributions paid to common stockholders	$63,399	$44,188
Weighted average number of common shares used for computation per share:
Basic	336,624,567	303,528,336
Diluted	337,439,634	303,819,878

(1)	See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”

(2)
The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees.

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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2020, we owned a diversified portfolio:

•	Of 6,525 properties;

•	With an occupancy rate of 98.5%, or 6,428 properties leased and 97 properties available for lease;

•	Doing business in 51 separate industries;

•	Located in 49 U.S. states, Puerto Rico and the U.K.;

•	With approximately 106.0 million square feet of leasable space;

•	With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.2 years; and

•	With an average leasable space per property of approximately 16,245 square feet; approximately 11,960 square feet per retail property and 224,499 square feet per industrial property.
At March 31, 2020, 6,428 properties were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended March 31, 2020	For the Years Ended
		Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
U.S.
Aerospace	0.7%	0.8%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.2	1.1	1.3	1.6	1.9	2.0
Automotive collision services	1.0	1.1	0.9	1.0	1.0	1.0
Automotive parts	1.7	1.6	1.7	1.3	1.3	1.4
Automotive service	2.2	2.3	2.2	2.2	1.9	1.9
Automotive tire services	2.0	2.2	2.4	2.6	2.7	2.9
Beverages	2.0	2.3	2.5	2.7	2.6	2.7
Child care	2.4	2.3	1.7	1.8	1.9	2.0
Consumer appliances	*	0.5	0.5	0.5	0.5	0.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.7	0.8	0.9	0.9
Convenience stores	11.9	11.9	11.2	9.6	8.7	9.2
Crafts and novelties	0.7	0.6	0.7	0.6	0.6	0.6
Diversified industrial	0.6	0.7	0.8	0.9	0.9	0.8
Dollar stores	8.0	7.3	7.5	7.9	8.6	8.9
Drug stores	9.0	9.0	10.2	10.9	11.2	10.6
Education	0.2	0.2	0.3	0.3	0.3	0.3
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.2	0.4	0.4	0.4	0.5	0.5
Equipment services	0.4	0.4	0.4	0.4	0.6	0.5
Financial services	1.9	2.1	2.3	2.4	1.8	1.7
Food processing	0.8	0.6	0.5	0.6	1.1	1.2
General merchandise	2.9	2.5	2.3	2.0	1.8	1.7
Government services	0.7	0.8	0.9	1.0	1.1	1.2
Grocery stores	5.0	4.9	5.0	4.4	3.1	3.0
Health and beauty	0.2	0.3	0.2	*	*	*
Health and fitness	7.2	7.5	7.4	7.5	8.1	7.7
Health care	1.6	1.4	1.5	1.4	1.5	1.7
Home furnishings	0.9	0.7	0.8	0.9	0.8	0.9
Home improvement	2.9	3.0	3.0	2.6	2.5	2.4
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.5	1.9	1.9	2.1	1.9	1.6
Office supplies	0.2	0.2	0.2	0.2	0.3	0.3
Other manufacturing	0.6	0.6	0.7	0.8	0.8	0.7
Packaging	1.0	1.0	1.1	1.0	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.5	0.5	0.6	0.6	0.7
Restaurants - casual dining	3.2	3.2	3.2	3.8	3.9	3.8
Restaurants - quick service	6.0	6.2	5.7	5.1	4.9	4.2
Shoe stores	0.2	0.3	0.5	0.6	0.7	0.7
Sporting goods	0.8	0.9	1.1	1.4	1.6	1.8
Telecommunications	0.5	0.5	0.6	0.6	0.6	0.7
Theaters	6.3	6.3	5.5	5.0	4.9	5.1
Transportation services	4.2	4.6	5.0	5.4	5.5	5.4
Wholesale clubs	2.5	2.7	3.0	3.3	3.6	3.8
Other	0.1	0.1	0.3	0.3	0.4	0.4
Total U.S.	97.3%	98.7%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery stores	2.7	1.3	—	—	—	—
Health care	*	—	—	—	—	—
Theaters	*	*	—	—	—	—
Total U.K.	2.7%	1.3%	—	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2020 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended March 31, 2020 (2)	Percentage of Rental Revenue
Retail	6,348	75,922,800	$328,627	84.1%
Industrial	119	26,715,400	41,887	10.7
Office	43	3,175,700	13,642	3.5
Agriculture	15	184,500	6,716	1.7
Totals	6,525	105,998,400	$390,872	100.0%

(1)	Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at March 31, 2020.

(2)	Includes rental revenue for all properties owned at March 31, 2020. Excludes revenue of $919 from sold properties and rental revenue (reimbursable) of $20,366.
Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total rental revenue at March 31, 2020:

Tenant	Number of Leases	% of Rental Revenue (1)
Walgreens	250	6.0%
7-Eleven	403	4.7%
Dollar General	764	4.4%
FedEx	41	4.0%
Dollar Tree / Family Dollar	550	3.4%
LA Fitness	58	3.4%
AMC Theatres	34	2.9%
Regal Cinemas (Cineworld)	42	2.9%
Wal-Mart / Sam's Club	54	2.5%
Sainsbury's	16	2.4%
Lifetime Fitness	16	2.4%
Circle K (Couche-Tard)	283	1.9%
BJ's Wholesale Clubs	15	1.8%
CVS Pharmacy	88	1.6%
Treasury Wine Estates	17	1.6%
Super America (Marathon)	161	1.6%
Kroger	22	1.6%
GPM Investments / Fas Mart	206	1.4%
TBC Corp	159	1.2%
Home Depot	19	1.2%
Totals	3,198	53.1%

(1)	Excludes rental revenue (reimbursable). Amounts for each tenant are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended March 31, 2020 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approx. Leasable Sq. Feet	Rental Revenue for the Quarter Ended March 31, 2020	% of Rental Revenue
Year	Retail	Non-Retail
2020	126	8	1,701,400	$5,890	1.5%
2021	330	15	3,880,100	14,236	3.7
2022	413	22	8,911,000	21,353	5.4
2023	551	23	10,288,700	31,905	8.2
2024	419	16	7,097,100	22,941	5.9
2025	457	18	7,805,000	28,238	7.2
2026	329	4	5,187,800	17,853	4.6
2027	563	6	7,303,300	24,528	6.3
2028	442	14	10,394,400	26,899	6.9
2029	524	6	8,983,200	27,951	7.2
2030	254	14	4,950,100	23,147	5.9
2031	323	25	6,297,900	29,007	7.4
2032	135	4	3,799,400	15,045	3.9
2033	283	3	3,683,900	18,304	4.7
2034	317	1	4,441,900	27,743	7.1
2035-2045	861	5	9,273,100	54,963	14.1
Totals	6,327	184	103,998,300	$390,003	100.0%

(1)
The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $869 from expired leases, $919 from sold properties, and $20,366 of rental revenue (reimbursable) at March 31, 2020. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2020 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2020 (1)	Percentage of Rental Revenue
Alabama	228	98%	2,148,700	$7,883	2.0%
Alaska	3	100	274,600	536	0.1
Arizona	153	100	2,085,300	8,821	2.3
Arkansas	102	100	1,183,200	3,562	0.9
California	230	99	6,598,300	34,206	8.8
Colorado	100	96	1,582,900	6,025	1.5
Connecticut	21	90	1,378,200	2,862	0.7
Delaware	19	100	101,400	690	0.2
Florida	432	98	4,697,800	21,186	5.4
Georgia	300	98	4,612,100	14,622	3.7
Idaho	14	93	103,200	436	0.1
Illinois	296	98	6,396,500	22,580	5.8
Indiana	204	99	2,565,600	10,389	2.7
Iowa	46	96	2,472,400	4,424	1.1
Kansas	122	96	2,256,800	6,307	1.6
Kentucky	93	100	1,826,100	5,347	1.4
Louisiana	139	96	1,917,100	6,254	1.6
Maine	27	100	277,800	1,473	0.4
Maryland	38	100	1,494,000	6,477	1.7
Massachusetts	59	95	942,800	4,554	1.2
Michigan	215	100	2,583,400	9,185	2.3
Minnesota	173	98	2,355,400	11,132	2.8
Mississippi	183	98	1,985,000	5,782	1.5
Missouri	188	96	3,023,000	9,780	2.5
Montana	12	100	89,100	504	0.1
Nebraska	62	98	866,100	2,365	0.6
Nevada	24	96	1,196,900	2,153	0.6
New Hampshire	14	100	321,500	1,418	0.4
New Jersey	78	99	1,222,600	6,869	1.8
New Mexico	60	100	504,200	1,995	0.5
New York	136	99	2,964,000	16,895	4.3
North Carolina	202	100	3,334,500	11,455	2.9
North Dakota	8	100	126,900	359	0.1
Ohio	342	98	6,716,700	17,414	4.5
Oklahoma	191	98	2,377,600	8,237	2.1
Oregon	29	100	624,300	2,565	0.7
Pennsylvania	224	100	2,272,300	10,766	2.8
Rhode Island	3	100	158,000	815	0.2
South Carolina	179	97	1,811,000	8,373	2.1
South Dakota	23	96	258,500	710	0.2
Tennessee	260	99	3,850,400	11,975	3.1
Texas	803	100	11,557,200	43,308	11.0
Utah	23	100	949,700	2,374	0.6
Vermont	1	100	65,500	191	*
Virginia	218	99	3,312,800	10,798	2.8
Washington	50	98	913,400	3,879	1.0
West Virginia	36	100	528,100	1,749	0.4
Wisconsin	127	98	3,062,100	8,102	2.1
Wyoming	9	100	63,900	369	0.1
Puerto Rico	4	100	28,300	149	*
U.K.	22	100	1,961,200	10,572	2.7
Totals\Average	6,525	98%	105,998,400	$390,872	100.0%

*	Less than 0.1%

(1)	Includes rental revenue for all properties owned at March 31, 2020. Excludes revenue of $919 from sold properties and $20,366 of tenant reimbursement revenue.

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
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
As of March 31, 2020, the impact of recent accounting pronouncements on our business is not considered to be material.
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
In order to mitigate and manage the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, interest rate locks and caps. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with favorable credit ratings.  There can be no assurance that we will be able to adequately protect against the foregoing risks or realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities.  We do not enter into any derivative transactions for speculative or trading purposes.
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2020. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2020	$332.6	3.20%	$—	—%
2021	68.8	5.61	—	—
2022	1,061.8	3.43	—	—
2023	770.6	4.64	615.2	1.10
2024	712.1	3.97	—	—
Thereafter	4,002.1	3.80	—	—
Totals (1)	$6,948.0	3.84%	$615.2	1.10%
Fair Value (2)	$6,918.7		$615.2

(1)
Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans.  At March 31, 2020, the unamortized balance of net premiums on mortgages payable is $2.6 million, the unamortized balance of net original issuance premiums on notes payable is $6.2 million, and the balance of deferred financing costs on mortgages payable is $1.2 million, on notes payable is $34.3 million, and on term loans is $849,000.

(2)
We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at March 31, 2020 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages and private senior notes payable at March 31, 2020 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread.  We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at March 31, 2020.

The table above incorporates only those exposures that exist as of March 31, 2020. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
All of our outstanding notes and bonds have fixed interest rates. At March 31, 2020, all of our mortgages payable had fixed interest rates, except one variable rate mortgage on one property totaling $7.0 million, which has been swapped to a fixed interest rate. Interest on our revolving credit facility and term loan balances is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $615.2 million at March 31, 2020, a 1% change in interest rates would change our interest rate costs by $6.2 million per year. On April 9, 2020, we borrowed an additional $1.2 billion under our revolving credit facility.

During 2019, we commenced foreign operations and acquired real property in the U.K. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of Sterling relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non-U.S. denominated borrowings and cross-currency swaps. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
Item 4:    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of and for the quarter ended March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer. Based on the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, which supplements and should be read in conjunction with the information appearing under "Item 1A. Risk Factors" in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic has disrupted our operations and is expected to continue to have an adverse effect on our business, results of operations, financial condition and liquidity.
In late 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across global economies and financial markets. The COVID-19 pandemic and the measures taken to limit its spread have adversely impacted regional, national and global economic activity and have contributed to significant volatility and negative pressure in financial markets. The impact of the COVID-19 pandemic has been rapidly evolving and, as cases of COVID-19 have continued to increase and be identified, many countries, including the United States and United Kingdom, have reacted by, among other things, instituting quarantines and restricting travel. Many national, state and local governments, including in areas where we own properties, have also reacted by instituting quarantines, restrictions on travel, shelter-in-place orders, restrictions on types of business that may continue to operate, school closures, limitations on attendance at events or other gatherings, and social distancing requirements, and additional national, state and local governments may implement similar restrictions.
As a result, the COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the global, national and regional economies generally and many industries, directly or indirectly, and those impacts are likely to continue and may increase in severity, including potentially triggering a national or global recession or a prolonged period of negative or limited economic growth. Factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic and the measures taken to limit its spread on the business, results of operations, financial condition and liquidity of us and our tenants include, without limitation, the following:

•
A complete or partial closure of, or other operational limitations or issues at, properties operated by our tenants resulting from government action (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) or tenant action;

•
Reduced economic activity, the deterioration in our or our tenants’ ability to operate in affected areas and any delays in the supply of products or services to our tenants may impact certain of our tenants’ businesses, results of operations, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, and to seek, whether through negotiation, restructuring or bankruptcy, reductions or deferrals in their rent payments and other obligations to us or early termination of their leases;

•	We may experience difficulties in leasing, selling or redeveloping vacant properties or renewing expiring or terminated leases on terms we consider acceptable, or at all;

•
We may experience difficulty accessing the bank lending, capital markets and other financial markets on attractive terms, or at all, and a severe disruption or instability in the national or global financial markets or deterioration in credit and financing conditions may adversely affect our cost of capital, our access to capital to acquire additional properties necessary to grow our business and to fund our business operations, our ability to pay dividends on our common stock, our ability to pay the principal of and interest on our indebtedness and our other liabilities on a timely basis, and our tenants’ ability to fund their business operations and meet their obligations to us and others;

•
The financial impact of the COVID-19 pandemic, could negatively impact our credit ratings, the interest rates on our borrowings, and, if the COVID-19 pandemic continues for an extended period of time, our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility or incur other indebtedness, and pay dividends on our common stock and to pay the principal of and interest on our indebtedness and our other obligations when due;

•	The impact of the COVID-19 pandemic on the market value of our properties may require that we incur impairment charges, asset write-downs or similar charges;

•
The impact on the ability of our employees, including members of our management team or board of directors, to fulfill their duties to us as a result of the COVID-19 pandemic, either as a result of measures taken to limit its spread or as a result of infection; and

•	A general decline in business activity and demand for real estate transactions could adversely affect our ability to grow our portfolio of properties.

The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or limit its impact, and the direct and indirect economic effects of the pandemic and containment measures. To date, the COVID-19 pandemic and the measures taken to limit its spread have adversely impacted and may continue to adversely impact, among other things, the ability of a number of our tenants’ to generate adequate, or in certain cases, any revenue from their businesses, the ability or willingness of many of our tenants to pay rent in full, or at all, or on a timely basis, and our ability to collect rent from our tenants. It may also adversely impact our ability to enforce remedies for the failure to pay rent, our occupancy levels, our ability to acquire properties or complete construction projects, and may otherwise negatively affect our business.

In addition, most of our tenants operate retail businesses that depend on customer traffic. As a result, conditions that lead to a decline in customer traffic (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes or orders requiring business closures) have had and so long as those conditions continue to exist will continue to have an adverse effect on the business, results of operations, financial condition and liquidity of a number of our tenants, and their willingness or ability to pay rent, to renew expiring leases or to enter into new leases on terms favorable to us, or at all.
As a result of the foregoing, we cannot predict the number of tenants that will not pay rent in the future, nor can we predict whether tenants who have paid rent in the past will continue to do so. As the COVID-19 pandemic continues, tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, result in impairment charges or other write-downs of assets, and adversely impact our results of operations, financial condition and liquidity. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants. We believe that not all tenant requests will ultimately result in modification agreements, nor have we relinquished our contractual rights under our lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have announced temporary closures of some or all of their properties or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues at our properties, or delays in acquisition activities, construction projects, and other corporate actions, all of which may materially adversely impact our operations.
In addition, in light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures within our organization intended to help reduce the risk of the virus to our employees, our tenants, and the communities in which we operate, including the following:

•	We have instructed all of our employees to work remotely;

•	We have suspended all non-essential travel worldwide for our employees; and

•	We have suspended employee attendance at industry events and in-person work-related meetings.
While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect to take additional measures as the information available to us continues to develop. These actions, and any future actions we may take in response to the COVID-19 pandemic, could further negatively impact our business, financial condition, results of operations and liquidity.
For the foregoing reasons, we expect that the impact of the COVID-19 pandemic and related containment measures, including the impact on regional, national and global economies, will likely adversely affect our business, results of operations, financial condition and liquidity, and, given unpredictability of the scope, severity and duration of the pandemic, such impacts may be material.

To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our tenants, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risks resulting from our significant indebtedness; our need to generate sufficient cash flows to service our indebtedness, to pay dividends on our common stock and provide for our other cash needs; our ongoing need for external financing; our ability to access borrowings under our credit facility; our ability to comply with the covenants contained in the agreements that govern our indebtedness; our dependency on key personnel; and the impact of negative market conditions or adverse events on our tenants. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•	49,156 shares of stock, at a weighted average price of $73.63, in January 2020;

•	26,206 shares of stock, at a weighted average price of $78.79, in February 2020; and

•	8,021 shares of stock, at a weighted average price of $50.22, in March 2020.

Item 6:        Exhibits

Exhibit No.	Description
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
3.5
Amended and Restated Bylaws of the Company dated February 19, 2020 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on February 20, 2018 (File No. 001-13374) and incorporated herein by reference).

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

4.5	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 10, 2012 (File No. 001-13374) and incorporated herein by reference).
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

4.7	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).
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

4.9	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.11	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.13	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.14
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.15	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.16	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.17
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

4.18	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.19	Form of 3.250% Note due 2022 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.20	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
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

4.22	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
4.23
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

4.24	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).
4.25
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 16, 2019 and incorporated herein by reference).

4.26	Description of Securities (filed as exhibit 4.28 to the Company's 10-K, filed on February 24, 2020 and incorporated herein by reference).
Material Contracts
10.1	Severance Agreement and General Release dated January 29, 2020 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 30, 2020 and incorporated herein by reference).
Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 5, 2020	/s/ SEAN P. NUGENT
Sean P. Nugent
Interim Principal Financial Officer and Treasurer
(Principal Accounting Officer)