Form 10-Q
period 2020-06-30
REALTY INCOME CORP
filed 2020-08-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 345,039,333 shares of common stock outstanding as of July 31, 2020.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2020

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$5,772,734	$5,684,034
Buildings and improvements	14,096,997	13,833,882
Total real estate held for investment, at cost	19,869,731	19,517,916
Less accumulated depreciation and amortization	(3,367,420)	(3,117,919)
Real estate held for investment, net	16,502,311	16,399,997
Real estate and lease intangibles held for sale, net	40,551	96,775
Cash and cash equivalents	35,345	54,011
Short-term investment	300,000	—
Accounts receivable	255,609	181,969
Lease intangible assets, net	1,508,177	1,493,383
Other assets, net	460,554	328,661
Total assets	$19,102,547	$18,554,796

LIABILITIES AND EQUITY
Distributions payable	$81,384	$76,728
Accounts payable and accrued expenses	201,176	177,039
Lease intangible liabilities, net	322,744	333,103
Other liabilities	248,547	262,221
Line of credit payable	628,551	704,335
Term loans, net	249,258	499,044
Mortgages payable, net	394,816	410,119
Notes payable, net	6,602,152	6,288,049
Total liabilities	8,728,628	8,750,638
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 345,023,421 and 333,619,106 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	13,704,121	12,873,849
Distributions in excess of net income	(3,306,588)	(3,082,291)
Accumulated other comprehensive loss	(53,084)	(17,102)
Total stockholders’ equity	10,344,449	9,774,456
Noncontrolling interests	29,470	29,702
Total equity	10,373,919	9,804,158
Total liabilities and equity	$19,102,547	$18,554,796
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE
Rental (including reimbursable)	$410,201	$364,252	$822,358	$718,289
Other	4,435	1,198	6,619	1,526
Total revenue	414,636	365,450	828,977	719,815

EXPENSES
Depreciation and amortization	168,328	150,426	332,913	287,943
Interest	77,841	72,488	153,766	142,508
Property (including reimbursable)	26,452	21,342	52,058	42,978
General and administrative	19,063	18,585	40,027	33,693
Income taxes	2,838	1,155	5,601	2,600
Provisions for impairment	13,869	13,061	18,347	17,733
Total expenses	308,391	277,057	602,712	527,455
Gain on sales of real estate	1,323	6,891	39,829	14,154
Foreign currency and derivative gains (losses), net	502	136	(1,062)	136
Loss on extinguishment of debt	—	—	(9,819)	—
Net income	108,070	95,420	255,213	206,650
Net income attributable to noncontrolling interests	(246)	(226)	(562)	(514)
Net income available to common stockholders	$107,824	$95,194	$254,651	$206,136

Amounts available to common stockholders per common share:
Net Income:
Basic and Diluted	$0.31	$0.31	$0.75	$0.67

Weighted average common shares outstanding:
Basic	343,515,406	311,032,972	340,061,487	307,293,949
Diluted	343,685,259	311,322,162	340,281,265	307,580,127

Other comprehensive income:
Net income available to common stockholders	$107,824	$95,194	$254,651	$206,136
Foreign currency translation adjustment	22	(6)	414	(6)
Unrealized loss on derivatives, net	(10,534)	(2,794)	(36,396)	(6,493)
Comprehensive income available to common stockholders	$97,312	$92,394	$218,669	$199,637
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended June 30, 2020 and 2019

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, March 31, 2020	343,402,030	$13,604,055	$(3,173,468)	$(42,572)	$10,388,015	$29,624	$10,417,639
Net Income	—	—	107,824	—	107,824	246	108,070
Other comprehensive loss	—	—	—	(10,512)	(10,512)	—	(10,512)
Distributions paid and payable	—	—	(240,944)	—	(240,944)	(400)	(241,344)
Share issuances, net of costs	1,555,966	96,996	—	—	96,996	—	96,996
Share-based compensation, net	65,425	3,070	—	—	3,070	—	3,070
Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919

Balance, March 31, 2019	303,807,421	$10,748,467	$(2,752,775)	$(11,797)	$7,983,895	$25,181	$8,009,076
Net income	—	—	95,194	—	95,194	226	95,420
Other comprehensive loss	—	—	—	(2,800)	(2,800)	—	(2,800)
Distributions paid and payable	—	—	(212,356)	—	(212,356)	(315)	(212,671)
Share issuances, net of costs	14,384,215	969,162	—	—	969,162	—	969,162
Share-based compensation, net	27,077	4,407	—	—	4,407	—	4,407
Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594

Six Months Ended June 30, 2020 and 2019

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	254,651	—	254,651	562	255,213
Other comprehensive loss	—	—	—	(35,982)	(35,982)	—	(35,982)
Distributions paid and payable	—	—	(478,948)	—	(478,948)	(794)	(479,742)
Share issuances, net of costs	11,280,466	827,772	—	—	827,772	—	827,772
Share-based compensation, net	123,849	2,500	—	—	2,500	—	2,500
Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919

Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	206,136	—	206,136	514	206,650
Other comprehensive loss	—	—	—	(6,499)	(6,499)	—	(6,499)
Distributions paid and payable	—	—	(418,418)	—	(418,418)	(588)	(419,006)
Share issuances, net of costs	14,416,113	971,313	—	—	971,313	—	971,313
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,869)	—	—	(6,869)	(13,356)	(20,225)
Share-based compensation, net	60,510	3,097	—	—	3,097	—	3,097
Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$255,213	$206,650
Adjustments to net income:
Depreciation and amortization	332,913	287,943
Amortization of share-based compensation	10,400	7,291
Non-cash revenue adjustments	(1,507)	(4,351)
Loss on extinguishment of debt	9,819	—
Amortization of net premiums on mortgages payable	(710)	(708)
Amortization of deferred financing costs	4,916	3,960
Loss on interest rate swaps	1,992	1,364
Foreign currency and derivative losses (gains), net	1,062	(136)
Gain on sales of real estate	(39,829)	(14,154)
Provisions for impairment on real estate	18,347	17,733
Change in assets and liabilities
Accounts receivable and other assets	(61,091)	(11,250)
Accounts payable, accrued expenses and other liabilities	(16,881)	(4,679)
Net cash provided by operating activities	514,644	489,663
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(632,174)	(1,604,575)
Improvements to real estate, including leasing costs	(4,710)	(11,767)
Proceeds from sales of real estate	133,643	51,052
Purchase of short-term investment	(300,000)	—
Insurance and other proceeds received	108	—
Non-refundable escrow deposits	—	(9,619)
Net cash used in investing activities	(803,133)	(1,574,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(474,294)	(413,410)
Borrowings on line of credit	2,324,409	1,404,000
Payments on line of credit	(2,385,859)	(1,648,000)
Principal payment on term loan	(250,000)	(70,000)
Proceeds from notes and bonds payable issued	593,922	895,774
Principal payment on notes payable	(250,000)	—
Principal payments on mortgages payable	(14,730)	(2,492)
Payments upon extinguishment of debt	(9,445)	—
Proceeds from common stock offerings, net	728,883	845,061
Proceeds from dividend reinvestment and stock purchase plan	4,815	4,098
Proceeds from At-the-Market (ATM) program, net	94,076	122,155
Redemption of common units	—	(20,225)
Distributions to noncontrolling interests	(794)	(635)
Net receipts on derivative settlements	2,421	—
Debt issuance costs	(5,526)	(7,331)
Other items, including shares withheld upon vesting	(7,901)	(4,195)
Net cash provided by financing activities	349,977	1,104,800
Effect of exchange rate changes on cash and cash equivalents	(2,175)	(733)
Net increase in cash, cash equivalents and restricted cash	59,313	18,821
Cash, cash equivalents and restricted cash, beginning of period	71,005	21,071
Cash, cash equivalents and restricted cash, end of period	$130,318	$39,892
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
1.Basis of Presentation
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
At June 30, 2020 we owned 6,541 properties, located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of approximately 106.4 million leasable square feet.
2.Summary of Significant Accounting Policies and Procedures
A. The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions. We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own. Noncontrolling interest that was created or assumed as part of a business combination or asset acquisition was recognized at fair value as of the date of the transaction (see note 10). We have no unconsolidated investments.
B. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct dividends paid to our stockholders in determining our taxable income.  Assuming our dividends equal or exceed our taxable net income, we generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of our taxable REIT subsidiaries. The income taxes recorded on our consolidated statements of income and comprehensive income represent amounts accrued or paid by Realty Income and its subsidiaries for city and state income and franchise taxes and for U.K. income taxes.
C. The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and recording of impairments on our properties. As a result, we have evaluated certain key assumptions involving fair value estimates of our real estate and collectibility of our accounts receivable. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments as the situation continues to evolve and more information becomes available. Based on the status of our business operations as of June 30, 2020, as a result of the COVID-19 pandemic, we expect to remain in compliance with the financial covenants for our unsecured notes and credit facility over the next 12 months.

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

The majority of concessions granted to our tenants during the second quarter of 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have currently determined that the collection of substantially all rent payments is probable. We also currently anticipate future concessions to be similar. In accordance with the April 8, 2020 guidance provided by the FASB staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted during the second quarter of 2020 increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for the three months ended June 30, 2020. Similarly, rent abatements granted during the second quarter of 2020, which were also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for the three months ended June 30, 2020.

We assess collectability of our future lease payments based on an analysis of creditworthiness, economic trends (including trends arising from the COVID-19 pandemic) and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due.

The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rental revenue reserves	$6.4	$0.4	$7.4	$1.0
Straight-line rent reserves	2.1	—	2.8	1.4
Total rental revenue reserves	$8.5	$0.4	$10.2	$2.4

As of June 30, 2020, we do not have any further tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for tenants affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
D. During the first six months of 2020, we reclassified 'Real estate held for sale, net', which was previously presented in 'Net real estate', into a new caption entitled 'Real estate and lease intangibles held for sale, net'. The reclassification out of 'Net real estate' incorporates intangibles held for sale into a more appropriate presentation of the held for sale caption. Intangibles held for investment are included in the captions entitled 'Lease intangible assets, net' and 'Lease intangible liabilities, net' in the consolidated balance sheets. The December 31, 2019 balance sheet has been reclassified to match the current period classification.
3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable consist of the following at:	June 30, 2020	December 31, 2019
	Straight-line rent receivables	$161,033	$147,047
	Other receivables	94,576	34,922
		$255,609	$181,969

B.	Lease intangible assets, net, consist of the following at:	June 30, 2020	December 31, 2019
	In-place leases	$1,679,972	$1,612,153
	Accumulated amortization of in-place leases	(690,000)	(627,676)
	Above-market leases	743,095	710,275
	Accumulated amortization of above-market leases	(224,890)	(201,369)
		$1,508,177	$1,493,383

C.	Other assets, net, consist of the following at:	June 30, 2020	December 31, 2019
	Right of use asset - operating leases, net	$117,444	$120,533
	Right of use asset - financing leases	100,294	36,901
	Restricted escrow deposits	81,683	4,529
	Financing receivables	81,388	81,892
	Derivative assets and receivables - at fair value	19,011	12
	Goodwill	14,383	14,430
	Impounds related to mortgages payable	13,290	12,465
	Prepaid expenses	12,570	11,839
	Credit facility origination costs, net	9,418	11,453
	Corporate assets, net	5,598	5,251
	Non-refundable escrow deposits	1,000	14,803
	Value-added tax receivable	—	9,682
	Other items	4,475	4,871
		$460,554	$328,661

D.	Distributions payable consist of the following declared distributions at:	June 30, 2020	December 31, 2019
	Common stock distributions	$81,276	$76,622
	Noncontrolling interests distributions	108	106
		$81,384	$76,728

E.	Accounts payable and accrued expenses consist of the following at:	June 30, 2020	December 31, 2019
	Derivative liabilities and payables - at fair value	$73,980	$26,359
	Notes payable - interest payable	71,274	75,114
	Property taxes payable	21,964	18,626
	Value-added tax payable	4,921	13,434
	Accrued income taxes	4,481	4,450
	Accrued costs on properties under development	1,860	5,870
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,496	1,729
	Other items	21,200	31,457
		$201,176	$177,039

F.	Lease intangible liabilities, net, consist of the following at:	June 30, 2020	December 31, 2019
	Below-market leases	$449,013	$447,522
	Accumulated amortization of below-market leases	(126,269)	(114,419)
		$322,744	$333,103

G.	Other liabilities consist of the following at:	June 30, 2020	December 31, 2019
	Lease liability - operating leases, net	$119,718	$122,285
	Rent received in advance and other deferred revenue	116,517	127,687
	Security deposits	6,212	6,303
	Lease liability - financing leases	6,100	5,946
		$248,547	$262,221

H.	Short-term investment
	Short-term investment represents a term deposit with a bank that was not readily convertible to cash as of June 30, 2020. The term deposit matured on July 24. 2020.

4. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A. Acquisitions During the First Six Months of 2020 and 2019
Below is a summary of our acquisitions for the six months ended June 30, 2020:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Six months ended June 30, 2020 (1)
Acquisitions - U.S. (in 25 states)	80	1.8	$412.6	14.4	6.5%
Acquisitions - U.K. (2)	6	0.5	223.7	11.8	5.3%
Total acquisitions	86	2.3	636.3	13.6	6.1%
Properties under development - U.S.	8	0.2	3.9	10.5	8.8%
Total (3)	94	2.5	$640.2	13.6	6.1%
(1)None of our investments during the first six months of 2020 caused any one tenant to be 10% or more of our total assets at June 30, 2020. All of our investments in acquired properties during the first six months of 2020 are 100% leased at the acquisition date.
(2)Represents investments of £180.1 million Sterling during the six months ended June 30, 2020 converted at the applicable exchange rate on the date of acquisition.
(3)The tenants occupying the new properties operate in 17 industries, and are 96.5% retail and 3.5% industrial, based on rental revenue. Approximately 37% of the rental revenue generated from acquisitions during the first six months of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.
The acquisitions during the first six months of 2020, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2020	(USD)	(£ Sterling)
Land (1)	$82.9	£22.8
Buildings and improvements	278.4	60.8
Lease intangible assets	54.5	42.0
Other assets (2)	1.5	54.5
Lease intangible liabilities	(2.3)	—
Other liabilities (3)	(0.9)	—
	$414.1	£180.1
(1) U.K. land includes £6.4 million of right of use assets under long-term ground leases.
(2) U.S. other assets consists of $810,000 financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets entirely consists of right of use assets under ground leases.
(3) U.S. other liabilities entirely consists of lease liabilities under ground leases.
The properties acquired during the first six months of 2020 generated total revenues of $13.6 million and net income of $4.6 million during the six months ended June 30, 2020.

Below is a summary of our acquisitions for the six months ended June 30, 2019:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Six months ended June 30, 2019 (1)
Acquisitions - U.S. (in 34 states)	175	4.2	$1,040.9	15.9	6.8%
Acquisitions - U.K. (2)	12	1.1	549.2	14.8	5.3%
Total acquisitions	187	5.3	1,590.1	15.5	6.3%
Properties under development - U.S.	12	0.4	24.1	16.5	7.2%
Total (3)	199	5.7	$1,614.2	15.6	6.3%
(1)None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at June 30, 2019. All of our investments in acquired properties during the first six months of 2019 are 100% leased at the acquisition date.
(2)Represents investments of £433.9 million Sterling during the six months ended June 30, 2019 converted at the applicable exchange rate on the date of the acquisition.
(3) The tenants occupying the new properties operated in 17 industries, and are 99.1% retail and 0.9% industrial, based on rental revenue. Approximately 18% of the rental revenue generated from acquisitions during the first six months of 2019 was from investment grade rated tenants, their subsidiaries or affiliated companies.
The acquisitions during the first six months of 2019, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2019	(USD)	(£ Sterling)
Land (1)	$234.7	£164.4
Buildings and improvements	704.5	182.0
Lease intangible assets	80.3	90.8
Other assets (2)	53.8	—
Lease intangible liabilities	(23.0)	(3.3)
Other liabilities (3)	(7.4)	—
	$1,042.9	£433.9
(1) U.K. land includes £13.6 million of right of use assets under long-term ground leases.
(2) U.S. other assets entirely consists of financing receivables with above-market terms.
(3) U.S. other liabilities entirely consists of deferred rent on certain below-market leases.
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

B. Investments in Existing Properties
During the first six months of 2020, we capitalized costs of $4.4 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs, $23,000 for recurring capital expenditures, and $3.3 million for non-recurring building improvements. In comparison, during the first six months of 2019, we capitalized costs of $6.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $172,000 for recurring capital expenditures, and $4.9 million for non-recurring building improvements.

C. Properties with Existing Leases
Of the $640.2 million we invested during the first six months of 2020, approximately $500.3 million was used to acquire 57 properties with existing leases. In comparison, of the $1.6 billion we invested during the first six months of 2019, approximately $929.7 million was used to acquire 75 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the first six months of 2020 and 2019 were $66.3 million and $57.8 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first six months of 2020 and 2019 were $16.1 million and $7.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2020 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2020	$(12,694)	$64,254
2021	(24,568)	122,159
2022	(23,020)	110,185
2023	(21,483)	97,909
2024	(19,872)	89,245
Thereafter	(93,824)	506,220
Totals	$(195,461)	$989,972

5.Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of June 30, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At June 30, 2020, credit facility origination costs of $9.4 million are included in other assets, net, as compared to $11.5 million at December 31, 2019, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At June 30, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $628.6 million, including £329.5 million Sterling, as compared to an outstanding balance of $704.3 million, including £169.2 million Sterling, at December 31, 2019.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.6% during the first six months of 2020 and 3.3% during the first six months of 2019. At June 30, 2020 and December 31, 2019, the weighted average interest rate on borrowings outstanding under our revolving credit facility was 0.9% and 2.2%, respectively. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2020, we were in compliance with the covenants on our revolving credit facility.
6.Term Loans
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
In June 2015, in conjunction with entering into our previous revolving credit facility, we entered into a $250.0 million senior unsecured term loan which matured in June 2020. Borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.62%. In June 2020, we repaid the term loan in full upon maturity.

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan which matured June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of deferred financing costs at June 30, 2020 of $742,000 relates to the $250.0 million term loan maturing March 2024. The net balance of deferred financing costs at December 31, 2019 of $956,000 related to the $250.0 million term loan that matured in June 2020 and the $250.0 million term loan maturing March 2024.
7.Mortgages Payable
During the first six months of 2020, we made $14.7 million in principal payments, including the repayment of one mortgage in full for $11.4 million. During the first six months of 2019, we made $2.5 million in principal payments. No mortgages were assumed during the first six months of 2020 or 2019. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2020, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $1.1 million at June 30, 2020 and $1.3 million at December 31, 2019. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of June 30, 2020 and December 31, 2019, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
6/30/2020	91	4.9%	4.6%	2.7	$393,690	$1,126	$394,816
12/31/2019	92	4.9%	4.6%	3.1	$408,419	$1,700	$410,119
(1)At June 30, 2020, there were 26 mortgages on 91 properties. At December 31, 2019, there were 27 mortgages on 92 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages were at fixed interest rates, except for one variable rate mortgage on one property, which has been swapped to a fixed interest rate, with a principal balance at June 30, 2020 and December 31, 2019 of $7.0 million and $7.1 million, respectively.
(2) Stated interest rates ranged from 3.8% to 6.9% at each of June 30, 2020 and December 31, 2019.
(3) Effective interest rates ranged from 3.8% to 7.6% at each of June 30, 2020 and December 31, 2019.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $2.3 million and deferred financing costs of $1.1 million, as of June 30, 2020 (dollars in millions):

Year of Maturity	Principal
2020	$69.5
2021	68.8
2022	111.8
2023	20.6
2024	112.2
Thereafter	10.8
Totals	$393.7
8.Notes Payable
A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30, 2020	December 31, 2019
5.750% notes, issued in June 2010 and due in January 2021	$—	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
3.250% notes, issued in May 2020 and due in January 2031 (1)	600	—
2.730% notes, issued in May 2019 and due in May 2034 (2)	391	418
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	6,641	6,318
Unamortized net original issuance premiums and deferred financing costs	(39)	(30)
	$6,602	$6,288

(1)In July 2020, we issued $350 million of 3.250% senior unsecured notes, which constituted a further issuance of, and formed a single series with, the $600 million senior notes issued in May 2020. See note 21, Subsequent Events.
(2)Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rates on June 30, 2020, and December 31, 2019, respectively.
The following table summarizes the maturity of our notes and bonds payable as of June 30, 2020, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2022	$950
2023	750
2024	350
Thereafter	4,591
Totals	$6,641
As of June 30, 2020, the weighted average interest rate on our notes and bonds payable was 3.8% and the weighted average remaining years until maturity was 8.3 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2020. Additionally, interest on all of our senior unsecured note and bond obligations is paid semiannually.
B. Note Repayment
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income for the six months ended June 30, 2020.

C. Note Issuances
In May 2020, we issued $600.0 million of 3.250% senior unsecured notes due January 2031, or the 2031 Notes. The public offering price for the 2031 Notes was 98.987% of the principal amount, for an effective yield to maturity of 3.364% and gross proceeds of $593.9 million.

In June 2019, we issued $500.0 million of 3.250% senior unsecured notes due June 2029, or the 2029 Notes. The public offering price for the 2029 Notes was 99.359% of principal amount, for an effective yield to maturity of 3.326% and gross proceeds of $496.8 million.

In May 2019, we issued £315.0 million of 2.730% unsecured notes due May 2034, through a private placement.

The proceeds from each of these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
9.Issuances of Common Stock
A. Issuance of Common Stock in an Underwritten Public Offering
In March 2020, we issued 9,690,500 shares of common stock in an underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts and other offering costs of $21.2 million, the net proceeds of $728.9 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
B. At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At June 30, 2020, we had 31,891,256 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Shares of common stock issued under the ATM program	1,511,149	1,706,695	1,511,149	1,706,695
Gross proceeds	$95.7	$124.2	$95.7	$124.2

C. Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At June 30, 2020, we had 11,573,851 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Shares of common stock issued under the DRSPP program	44,817	27,520	78,817	59,418
Gross proceeds	$2.4	$1.9	$4.8	$4.1
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first six months of 2020 or 2019.
10. Noncontrolling Interests
The two noncontrolling interests in entities that we consolidate include an operating partnership, Realty Income, L.P., and a joint venture acquired during 2019. The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2020 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2019	$24,596	$5,106	$29,702
Distributions	(647)	(147)	(794)
Allocation of net income	479	83	562
Carrying value at June 30, 2020	$24,428	$5,042	$29,470
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of June 30, 2020 and December 31, 2019.
At June 30, 2020 and December 31, 2019, Realty Income, L.P. and the joint venture acquired during 2019 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Net real estate	$640,302	$654,305
Total assets	731,943	744,394
Total liabilities	51,688	52,087
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

June 30, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$393.7	$403.8
Notes and bonds payable (2)	6,640.6	7,360.0

December 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$408.4	$417.7
Notes and bonds payable (2)	6,317.6	6,826.1
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $2.3 million at June 30, 2020, and $3.0 million at December 31, 2019. Also excludes deferred financing costs of $1.1 million at June 30, 2020 and $1.3 million at December 31, 2019.
(2)Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was approximately $3,000 at June 30, 2020, and $6.3 million at December 31, 2019. Also excludes deferred financing costs of $38.5 million at June 30, 2020 and $35.9 million at December 31, 2019.
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
In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. The treasury rate locks were designated as cash flow hedges, with any changes in fair value recorded in accumulated other comprehensive income, or AOCI. The AOCI balance associated with the treasury rate locks on the date of initial issuance of the 2031 Notes in May 2020 is being amortized over the term of the 2031 Notes. During June 2020, all five treasury rate locks were terminated and we entered into six forward starting interest rate swaps with notional amounts totaling $500.0 million in a cashless settlement of the terminated treasury rate locks. The forward starting swaps were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings through a current estimated range ending in 2023. The forward starting swaps are designated as cash flow hedges, with any changes in fair value recorded in AOCI.
Due to the size of the initial net investment resulting from the termination value of the treasury rate locks being rolled into them, two of the six forward starting swaps were determined to be hybrid debt instruments containing embedded at-market swap derivative instruments. As a result, we have bifurcated the derivative instrument and the debt instrument for those two forward starting interest rate swaps for accounting purposes. The remaining four forward starting interest rates swaps are accounted for as derivative instruments.
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
The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2020 and December 31, 2019 (dollars in millions):

Derivative Type	Accounting Classification	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
			June 30,	December 31,				June 30,	December 31,
			2020	2019				2020	2019
Interest rate swap	Derivative	Cash flow	$6.9	$7.0	6.03%	09/25/2012	09/03/2021	$(0.3)	$(0.2)
Interest rate swap	Derivative	Cash flow	—	250.0	1.72%	06/30/2015	06/30/2020	—	(0.1)
Interest rate swap	Derivative	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(25.9)	(14.7)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(2)	05/20/2019	05/22/2034	5.0	(2.6)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(3)	05/20/2019	05/22/2034	4.9	(2.6)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(4)	05/20/2019	05/22/2034	4.6	(2.9)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(5)	05/20/2019	05/22/2034	4.5	(3.2)
Forward-starting swap	Derivative	Cash flow	75.0	—	2.02%	(6)	06/30/2033	(7.9)	—
Forward-starting swap	Derivative	Cash flow	75.0	—	1.94%	(6)	11/30/2032	(7.8)	—
Forward-starting swap	Derivative	Cash flow	25.0	—	1.67%	(6)	11/30/2032	(2.0)	—
Forward-starting swap	Derivative	Cash flow	125.0	—	1.75%	(6)	06/30/2033	(9.9)	—
Forward-starting swap	Hybrid debt	Cash flow	125.0	—	1.88%	(6)	11/30/2032	(12.3)	—
Forward-starting swap	Hybrid debt	Cash flow	75.0	—	2.00%	(6)	06/30/2033	(7.8)	—
			$923.3	$673.4				$(54.9)	$(26.3)
(1)Represents British Pound Sterling, or GBP, United States Dollar, or USD, cross-currency swap.
(2)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.
(3)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.
(4)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
(6)The five treasury rate locks which were entered into during February 2020 were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement of the terminated treasury rate locks.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and six months ended June 30, 2020, we reclassified $3.7 million and $5.3 million, respectively, from AOCI as an increase to interest expense and $800,000 and $12.2 million for cross-currency swaps into foreign exchange gains. During the three and six months ended June 30, 2019, we reclassified $454,000 and $1.1 million, respectively, from AOCI as an increase to interest expense for our interest rate swaps and $1.4 million for the three and six months ended June 30, 2019 for cross-currency swaps into foreign exchange gains.
We expect to reclassify $11.7 million from AOCI as an increase to interest expense relating to interest rate swaps and treasury rate locks and $2.2 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
12.     Operating Leases
 A. At June 30, 2020, we owned 6,541 properties in 49 U.S. states, Puerto Rico, and the U.K. Of the 6,541 properties, 6,505, or 99.4%, are single-tenant properties, and the remaining are multi-tenant properties. At June 30, 2020, 101 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales, or percentage rents, for the second quarter of 2020 and 2019 was $547,000 and $495,000, respectively. Percentage rents for the first six months of 2020 and 2019 were $1.8 million and $4.1 million, respectively.

B. Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the six months ended June 30, 2020 and 2019.
13. Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Number of properties	12	18	29	37
Net sales proceeds	$7.4	$28.6	$133.6	$51.1
Gain on sales of real estate	$1.3	$6.9	$39.8	$14.2

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
During the second quarter of 2020, we assessed the key assumptions used in our impairment analysis for the impact of the COVID-19 pandemic on our portfolio, focusing on tenants experiencing difficulties meeting their lease obligations to us. As a result of this analysis, we determined that the carrying values of eight properties classified as held for investment were not recoverable. As a result, we recorded provisions for impairments of $8.2 million on these properties, which are included as part of our total impairments recorded during the second quarter of 2020.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total provisions for impairment	$13.9	$13.1	$18.3	$17.7
Number of properties:
Classified as held for sale	7	—	8	—
Classified as held for investment	11	2	14	2
Sold	7	12	14	22
15. Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first six months of 2020 and 2019:

Month	2020	2019
January	$0.2275	$0.2210
February	0.2325	0.2255
March	0.2325	0.2255
April	0.2330	0.2260
May	0.2330	0.2260
June	0.2330	0.2260
Total	$1.3915	$1.3500
At June 30, 2020, a distribution of $0.2335 per common share was payable and was paid in July 2020.

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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average shares used for the basic net income per share computation	343,515,406	311,032,972	340,061,487	307,293,949
Incremental shares from share-based compensation	169,853	289,190	219,778	286,178
Weighted average shares used for diluted net income per share computation	343,685,259	311,322,162	340,281,265	307,580,127
Unvested shares from share based compensation that were anti-dilutive	122,222	25,171	65,623	29,069
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	463,119	463,119	420,679
17. Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $149.4 million in the first six months of 2020 and $134.9 million in the first six months of 2019.
Cash paid for income taxes was $5.3 million in the first six months of 2020 and $3.1 million in the first six months of 2019.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. During the first six months of 2020, the fair value of net derivative liabilities decreased by $28.6 million.
B. Non-refundable deposits from 2019 of $13.8 million were applied to acquisitions during the first six months of 2020.
C. As a result of the adoption of Accounting Standards Update, or ASU, 2016-02 in 2019, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases on January 1, 2019.
D. During the first six months of 2019, we issued 89,322 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $6.3 million.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents shown in the consolidated balance sheets	$35,345	$27,136
Restricted escrow deposits (1)	81,683	1,323
Impounds related to mortgages payable (1)	13,290	11,433
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$130,318	$39,892
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
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	June 30, 2020	December 31, 2019
Segment net real estate:
Automotive service	$284,069	$288,453
Automotive tire services	229,406	232,709
Beverages	277,264	279,373
Child care	216,687	208,326
Convenience stores	2,025,986	2,057,157
Dollar stores	1,426,580	1,427,950
Drug stores	1,589,216	1,618,854
Financial services	381,332	389,634
General merchandise	535,432	475,418
Grocery stores - U.S.(1)	903,343	922,349
Grocery stores - U.K.(1)	682,378	663,210
Health and fitness	1,082,135	1,019,796
Home improvement	499,420	495,305
Restaurants-casual dining	552,711	576,526
Restaurants-quick service	1,070,095	1,059,155
Theaters - U.S. (1)	861,151	878,103
Transportation services	711,739	769,614
Wholesale club	390,312	396,690
Other non-reportable segments	2,818,888	2,738,150
Total net real estate	16,538,144	16,496,772
Intangible assets:
Automotive service	56,812	58,854
Automotive tire services	6,545	7,322
Beverages	1,380	1,509
Child care	20,844	21,997
Convenience stores	126,567	131,808
Dollar stores	80,232	82,701
Drug stores	175,374	183,319
Financial services	15,968	17,130
General merchandise	74,759	66,135
Grocery stores - U.S.(1)	171,874	180,197
Grocery stores - U.K.(1)	196,666	153,407
Health and fitness	71,881	74,428
Home improvement	71,497	72,979
Restaurants-casual dining	21,964	23,289
Restaurants-quick service	49,954	52,353
Theaters - U.S. (1)	33,983	36,089
Transportation services	56,087	66,055
Wholesale club	21,816	23,372
Other non-reportable segments	258,672	240,439
Other corporate assets	1,051,528	564,641
Total assets	$19,102,547	$18,554,796

	Three months ended June 30,		Six months ended June 30,
Revenue	2020	2019	2020	2019
Segment rental revenue:
Automotive service	$8,661	$8,039	$17,332	$15,230
Automotive tire services	8,115	7,952	15,948	15,751
Beverages	7,996	7,915	15,991	15,831
Child care	8,714	7,760	18,195	15,587
Convenience stores	46,819	41,432	93,552	82,646
Dollar stores	31,595	25,112	62,986	50,098
Drug stores	35,617	32,343	70,916	65,513
Financial services	7,573	7,694	15,116	15,412
General merchandise	11,887	8,610	23,404	15,520
Grocery stores - U.S.(1)	19,485	17,211	38,994	33,336
Grocery stores - U.K.(1)	11,739	2,915	22,143	2,915
Health and fitness	27,961	26,254	56,239	52,479
Home improvement	11,382	10,664	22,692	20,479
Restaurants-casual dining	11,431	11,385	23,969	22,674
Restaurants-quick service	18,820	21,515	42,128	43,244
Theaters - U.S. (1)	24,448	20,909	49,014	38,565
Transportation services	15,975	16,192	31,960	32,218
Wholesale club	9,588	9,464	19,176	19,057
Other non-reportable segments and tenant reimbursements	92,395	80,886	182,603	161,734
Rental (including reimbursable)	410,201	364,252	822,358	718,289
Other	4,435	1,198	6,619	1,526
Total revenue	$414,636	$365,450	$828,977	$719,815
(1) Our investments in industries outside of the U.S. are managed as separate operating segments.
19. Common Stock Incentive Plan
In 2012, our Board of Directors adopted and stockholders approved the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, to enable us to motivate, attract and retain the services of directors and employees considered essential to our long-term success. The 2012 Plan offers our directors and employees an opportunity to own our stock or rights that will reflect our growth, development and financial success. Under the terms of the 2012 plan, the aggregate number of shares of our common stock subject to options, restricted stock, stock appreciation rights, restricted stock units, performance shares and other awards, will be no more than 3,985,734 shares. The 2012 Plan has a term of ten years from the date it was adopted by our Board of Directors.
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $4.9 million during the second quarter of 2020, $4.5 million during the second quarter of 2019, $10.4 million during the first six months of 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO") upon his departure from the company) and $7.3 million during the first six months of 2019. Upon the departure of our former CFO in the first quarter of 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.
A. Restricted Stock
During the first six months of 2020, we granted 100,473 shares of common stock under the 2012 Plan. This included 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2020, 24,000 shares of which vested immediately and 12,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards vest over a four-year service period, with the exception of shares granted to our independent directors, and 4,541 shares granted to our former CFO, which vested upon his departure from the Company.

As of June 30, 2020, the remaining unamortized share-based compensation expense related to restricted stock totaled $11.5 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B. Performance Shares and Restricted Stock Units
During the first six months of 2020, we granted 98,844 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first six months of 2020, we also granted 9,966 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of June 30, 2020, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $13.8 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20. Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At June 30, 2020, we had commitments of $12.2 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2020, we had committed $3.6 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
21. Subsequent Events
•In July 2020, we declared a dividend of $0.2335 per share to our common stockholders, which will be paid in August 2020.
•In July 2020, we issued $350 million of additional aggregate amount of our existing 3.250% senior unsecured notes due in January 2031, or the 2031 Notes. The public offering price for the 2031 Notes was 108.241% of the principal amount, for an effective yield to maturity of 2.341%. The gross proceeds of approximately $378.8 million from this offering will be used to repay borrowings under our credit facility, to fund potential investment opportunities and for other general corporate purposes.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:
•Our anticipated growth strategies;
•Our intention to acquire additional properties and the timing of these acquisitions;

•Our intention to sell properties and the timing of these property sales;
•Our intention to re-lease vacant properties;
•Anticipated trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties;
•Future expenditures for development projects; and
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our tenants, or the economy generally.
Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:
•Our continued qualification as a real estate investment trust;
•General domestic and foreign business and economic conditions;
•Competition;
•Fluctuating interest and currency rates;
•Access to debt and equity capital markets;
•Volatility and uncertainty in the credit markets and broader financial markets;
•Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;
•Impairments in the value of our real estate assets;
•Changes in income tax laws and rates;
•The continued evolution of the COVID-19 pandemic and the measures taken to limit its spread, and its impacts on us, our business, our tenants, or the economy generally;
•The timing and pace of reopening efforts at the local, state and national level in response to the COVID-19 pandemic;
•The outcome of any legal proceedings to which we are a party or which may occur in the future; and
•Acts of terrorism and war.
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
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term lease agreements with commercial tenants.
Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 51 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term lease agreements with commercial tenants. The company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for the last 25 consecutive years or more.
At June 30, 2020, we owned a diversified portfolio:
•Of 6,541 properties;
•With an occupancy rate of 98.5%, or 6,440 properties leased and 101 properties available for lease or sale;
•Doing business in 50 separate industries;
•Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 106.4 million square feet of leasable space;

•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,270 square feet; approximately 12,000 square feet per retail property and 224,490 square feet per industrial property.
Of the 6,541 properties in the portfolio at June 30, 2020, 6,505, or 99.4%, are single-tenant properties, of which 6,407 were leased, and the remaining are multi–tenant properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $21.0 million and $16.4 million for the second quarters of 2020 and 2019, respectively, and $41.3 million and $33.8 million for the first six months of 2020 and 2019, respectively.
Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income over time. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term lease agreements with commercial tenants generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by tenant, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of June 30, 2020, consisted of 6,541 properties located in 49 U.S. states, Puerto Rico and the U.K., and doing business in 50 industries. None of the 50 industries represented in our property portfolio accounted for more than 12.0% of our rental revenue for the quarter ended June 30, 2020.
Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:
•Properties that are freestanding, commercially-zoned with a single tenant;
•Properties that are in significant markets or strategic locations critical to generating revenue for our tenants (i.e. they need the property in which they operate in order to conduct their business);
•Properties that we deem to be profitable for the tenants and/or can generally be characterized as important to the successful operations of the company’s business;
•Properties that are located within attractive demographic areas relative to the business of our tenants;
•Properties with real estate valuations that approximate replacement costs;
•Properties with rental or lease payments that approximate market rents for similar properties; and
•Properties that can be purchased with the simultaneous execution or assumption of long-term lease agreements with commercial tenants, offering both current income and the potential for future rent increases.

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
In selecting potential investments, we look for tenants with the following attributes:
•Tenants with reliable and sustainable cash flow;
•Tenants with revenue and cash flow from multiple sources;

•Tenants that are willing to sign a long-term lease (10 or more years); and
•Tenants that are large owners and users of real estate.
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail rental revenue at June 30, 2020 is derived from tenants with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
After applying this investment strategy, we pursue those transactions where we believe we can achieve an attractive investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments for consistency with our objective of owning net lease assets.
Underwriting Strategy
In order to be considered for acquisition, properties must meet stringent underwriting requirements. We have established a four-part analysis that examines each potential investment based on:
•The aforementioned overall real estate characteristics, including demographics, replacement cost, and comparative rental rates;
•Industry, tenant (including credit profile), and market conditions;
•Store profitability for retail locations if profitability data is available; and
•The importance of the real estate location to the operations of the tenants’ business.

We believe the principal financial obligations for most of our tenants typically include their bank and other debt, payment obligations to suppliers, and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its business or which are critical to the tenant’s ability to generate revenue, we believe the risk of default on a tenant’s lease obligation is less than the tenant’s unsecured general obligations. It has been our experience that tenants must retain their profitable and critical locations in order to survive. Therefore, in the event of reorganization, we believe they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property.
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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates. We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. At June 30, 2020, approximately 48% of our annualized rental revenue comes from properties leased to investment grade rated companies, their subsidiaries or affiliated companies. At June 30, 2020, our top 20 tenants (based on percentage of total portfolio annualized rental revenue) represented approximately 53% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
Asset Management Strategy
In addition to pursuing new properties for investment, we seek to increase earnings and distributions to stockholders through active asset management.
Generally, our asset management efforts seek to achieve:
•Rent increases at the expiration of existing leases, when market conditions permit;
•Optimum exposure to certain tenants, industries, and markets through re-leasing vacant properties and selectively selling properties;

•Maximum asset-level returns on properties that are re-leased or sold;
•Additional value creation from the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and
•Investment opportunities in new asset classes for the portfolio.
We continually monitor our portfolio for any changes that could affect the performance of our tenants, our tenants’ industries, and the real estate locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality. Our active asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:
•Generate higher returns;
•Enhance the credit quality of our real estate portfolio;
•Extend our average remaining lease term; and/or
•Strategically decrease tenant, industry, or geographic concentration.
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

RECENT DEVELOPMENTS
Increases in Monthly Dividends to Common Stockholders
We have continued our 51-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2020. As of April 2020, we have paid 91 consecutive quarterly dividend increases and increased the dividend 107 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2020:

2020 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050
3rd increase	Mar 2020	Apr 2020	$0.2330	$0.0005
4th increase	Jun 2020	Jul 2020	$0.2335	$0.0005
The dividends paid per share during the first six months of 2020 totaled approximately $1.392, as compared to approximately $1.350 during the first six months of 2019, an increase of $0.042, or 3.1%.
The monthly dividend of $0.2335 per share represents a current annualized dividend of $2.802 per share, and an annualized dividend yield of approximately 4.7% based on the last reported sale price of our common stock on the NYSE of $59.50 on June 30, 2020. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Second Quarter and First Six Months of 2020
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended June 30, 2020 (1)
Acquisitions - U.S. (in 15 states)	26	0.4	$94.3	12.9	6.4%
Acquisitions - U.K. (2)	2	0.1	58.2	9.9	6.1%
Total acquisitions	28	0.5	152.5	11.8	6.3%
Properties under development - U.S.	4	0.1	1.7	10.4	10.3%
Total (3)	32	0.6	$154.2	11.8	6.3%

Six months ended June 30, 2020 (1)
Acquisitions - U.S. (in 25 states)	80	1.8	$412.6	14.4	6.5%
Acquisitions - U.K. (2)	6	0.5	223.7	11.8	5.3%
Total acquisitions	86	2.3	636.3	13.6	6.1%
Properties under development - U.S.	8	0.2	3.9	10.5	8.8%
Total (4)	94	2.5	$640.2	13.6	6.1%
(1)None of our investments during the three and six months ended June 30, 2020 caused any one tenant to be 10% or more of our total assets at June 30, 2020. All of our investments in acquired properties during the three and six months ended June 30, 2020 are 100% leased at the acquisition date.
(2)Represents investments of £46.8 million during the three months ended June 30, 2020 and £180.1 million during the six months ended June 30, 2020 converted at the applicable exchange rate on the date of acquisition.
(3)The tenants occupying the new properties operate in 8 industries, and are 100.0% retail, based on rental revenue. Approximately 41% of the rental revenue generated from acquisitions during the second quarter of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.
(4)The tenants occupying the new properties operate in 17 industries, and are 96.5% retail and 3.5% industrial, based on rental revenue. Approximately 37% of the rental revenue generated from acquisitions during the first six months of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.

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
Portfolio Discussion
 Leasing Results
At June 30, 2020, we had 101 properties available for lease or sale out of 6,541 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio.

The following tables summarizes our leasing results for the periods indicated below:

Properties available for lease at March 31, 2020	97
Lease expirations	81
Re-leases to same tenant (1)	(60)
Re-leases to new tenant (1)(2)	(5)
Vacant Dispositions	(12)
Properties available for lease at June 30, 2020	101
(1)The annual new rent on these re-leases was $15.334 million, as compared to the previous annual rent of $15.128 million on the same properties, representing a rent recapture rate of 101.4% on the properties re-leased during the quarter ended June 30, 2020.
(2)Re-leased two properties to new tenants without a period of vacancy, and three properties to new tenants after a period of vacancy.

Properties available for lease at December 31, 2019	94
Lease expirations	190
Re-leases to same tenant (1)	(150)
Re-leases to new tenant (1)(2)	(8)
Vacant Dispositions	(25)
Properties available for lease at June 30, 2020	101
(1)The annual new rent on these re-leases was $33.152 million, as compared to the previous annual rent of $33.124 million on the same properties, representing a rent recapture rate of 100.1% on the properties re-leased during the first six months of 2020.
(2)Re-leased three properties to new tenants without a period of vacancy, and five properties to new tenants after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At June 30, 2020, our average annualized rental revenue was approximately $15.17 per square foot on the 6,440 leased properties in our portfolio. At June 30, 2020, we classified 32 properties, with a carrying amount of $40.6 million, as held for sale on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the second quarter of 2020, we capitalized costs of $2.3 million on existing properties in our portfolio, consisting of $973,000 for re-leasing costs, $23,000 for recurring capital expenditures, and $1.3 million for non-recurring building improvements. In the first six months of 2020, we capitalized costs of $4.4 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs, $23,000 for recurring capital expenditures, and $3.3 million for non-recurring building improvements.
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
Note Issuances
In July 2020, we issued $350 million of additional aggregate amount of our existing 3.250% senior unsecured notes due in January 2031, or the 2031 Notes. The public offering price for these notes was 108.241% of the principal amount, for an effective yield to maturity of 2.341% and gross proceeds of approximately $378.8 million.

In May 2020, we issued $600 million of the 2031 Notes. The public offering price for the 2031 Notes was 98.987% of the principal amount, for an effective yield to maturity of 3.364% and gross proceeds of approximately $593.9 million.

The proceeds from each of these offerings were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.
Equity Capital Raising
During the second quarter of 2020, we raised $98.1 million from the sale of common stock at a weighted average price of $63.07, primarily through our At-The-Market-Program.

During the first six months of 2020, we raised $850.6 million from the sale of common stock at a weighted average price of $75.40, primarily from 9,690,500 shares issued in an overnight underwritten public offering during the first quarter of 2020, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
Term Loan Redemption
In June 2020, we repaid the $250.0 million term loan in full upon maturity.
Chief Financial Officer Departure
In March 2020 and as previously announced, Paul Meurer, our former EVP, Chief Financial Officer ("CFO"), departed from the Company. We continue our search for a new CFO. As a result of Mr. Meurer's departure, we recognized an executive severance charge of $3.5 million during the first quarter of 2020, consisting of $1.6 million of cash, $1.8 million related to share–based compensation expense and $58,000 of professional fees.
Early Redemption of 5.75% Notes Due January 2021
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the first quarter of 2020.
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

As a result of this challenging environment, we continue to work diligently with our tenants most affected by the pandemic to understand their financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our tenants, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our tenants.

The majority of concessions granted to our tenants during the second quarter of 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have currently determined that the collection of deferred rent is probable. In addition, as we believe to be the case with many retail landlords, we received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants. We believe that not all tenant requests will ultimately result in modification agreements, nor have we relinquished our contractual rights under our lease agreements for leases in which rent concessions have not yet been granted. Our collections and concessions from April through July 2020 and our rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of July 31, 2020

	Month Ended April 30, 2020	Month Ended May 31, 2020	Month Ended June 30, 2020	Quarter Ended June 30, 2020	Month Ended July 31, 2020

Contractual rent collected(1) across total portfolio	88.4%	84.9%	86.1%	86.5%	91.5%
Contractual rent collected(1) from top 20 tenants(2)	83.0%	82.1%	82.5%	82.5%	90.7%
Contractual rent collected(1) from investment grade tenants(3)	100.0%	98.4%	98.9%	99.1%	100.0%
(1)Contractual rent is the aggregate cash amount charged to tenants inclusive of monthly base rent receivables. U.K. rent (which is payable in pounds Sterling) was converted at the exchange rate in effect on May 1, 2020 for rents collected for the month of April 2020, on June 1, 2020 for rents collected for the month of May 2020, on July 1, 2020 for rents collected for the month of June 2020, and on July 31, 2020 for rents collected for the month of July 2020.
(2)We define top 20 tenants as our 20 largest tenants based on percentage of total portfolio annualized contractual rental revenue as of the last day of such period.
(3) We define investment grade tenants as tenants with a credit rating, and tenants that are subsidiaries or affiliates of companies with a credit rating, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

The following table provides information relating to April through July 2020 rent collections by industry through July 31, 2020:

	Percentage of Total Contractual Rent Due				Percentage of Total Contractual Rent Collected as of:
	July 2020 (1)	June 2020 (1)	May 2020 (1)	April 2020 (1)	July 2020 (1)	June 2020 (1)	May 2020 (1)	April 2020 (1)
U.S.
Aerospace	0.7%	0.7%	0.7%	0.7%	0.7%	0.7%	0.7%	0.7%
Apparel stores	1.3	1.3	1.3	1.2	1.3	1.1	0.9	1.2
Automotive collision services	1.1	1.0	1.0	1.0	1.1	1.0	1.0	1.0
Automotive parts	1.6	1.6	1.6	1.6	1.5	1.6	1.6	1.6
Automotive service	2.5	2.5	2.5	2.5	2.3	1.9	2.0	2.5
Automotive tire services	2.0	2.0	2.0	2.1	2.0	1.9	1.7	2.1
Beverages	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0
Child care	2.2	2.1	2.2	2.1	1.8	1.6	0.7	1.6
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.6	0.6	0.6	0.6	0.6	0.6
Convenience stores	12.2	12.1	12.0	12.1	12.1	12.0	11.9	12.0
Crafts and novelties	0.8	0.8	0.7	0.7	0.8	0.8	0.7	0.6
Diversified industrial	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
Dollar stores	7.9	7.9	7.9	7.9	7.9	7.9	7.9	7.9
Drug stores	8.5	8.5	8.5	8.6	8.5	8.5	8.5	8.6
Education	0.2	0.2	0.2	0.2	0.1	0.2	0.2	0.2
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.1	0.1	0.2	0.3
Equipment services	0.4	0.4	0.4	0.4	0.4	0.4	0.4	0.4
Financial services	1.9	1.9	1.9	1.9	1.9	1.9	1.9	1.9
Food processing	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
General merchandise	2.8	2.8	2.8	2.8	2.8	2.8	2.8	2.8
Government services	0.7	0.7	0.7	0.7	0.7	0.7	0.6	0.6
Grocery stores	5.0	5.1	5.1	5.1	5.0	5.1	5.1	5.1
Health and beauty	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Health and fitness	7.1	7.1	7.2	7.2	6.3	3.0	3.5	3.6
Health care	1.6	1.6	1.6	1.6	1.6	1.6	1.6	1.6
Home furnishings	0.8	0.8	0.8	0.9	0.7	0.7	0.4	0.5
Home improvement	2.9	2.9	2.9	2.9	2.9	2.9	2.9	2.9
Machinery	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.6	1.6	1.6	1.6	1.6	1.6
Office supplies	0.2	0.2	0.2	0.2	0.1	0.1	0.1	0.1
Other manufacturing	0.6	0.6	0.6	0.6	0.5	0.5	0.5	0.6
Packaging	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
Restaurants - casual dining	3.1	3.1	3.1	3.1	2.7	2.7	2.5	2.7
Restaurants - quick service	5.7	5.7	5.7	5.7	5.0	4.8	4.5	5.3
Shoe stores	0.2	0.2	0.2	0.2	*	*	*	0.2
Sporting goods	0.8	0.8	0.8	0.8	0.8	0.6	0.8	0.8
Telecommunications	0.5	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Theaters	5.9	6.0	5.9	6.0	0.9	—	0.2	0.2
Transportation services	4.2	4.2	4.2	4.2	4.2	4.2	4.2	4.2
Wholesale clubs	2.4	2.4	2.4	2.4	2.4	2.4	2.4	2.4
Other	0.1	0.2	0.2	0.2	0.1	0.1	0.1	0.1
Total U.S.	96.2%	96.2%	96.1%	96.4%	87.7%	82.3%	81.0%	84.8%
U.K.
Grocery stores	3.7	3.7	3.8	3.5	3.7	3.7	3.8	3.5
Theaters	*	*	*	*	—	—	—	—
Health care	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Total U.K.	3.8%	3.8%	3.9%	3.6%	3.8%	3.8%	3.9%	3.6%
Totals	100.0%	100.0%	100.0%	100.0%	91.5%	86.1%	84.9%	88.4%
* Less than 0.1%
(1) Contractual rent is the aggregate cash amount charged to tenants inclusive of monthly base rent receivables. U.K. rent (which is payable in pounds Sterling) was converted at the exchange rate in effect on May 1, 2020 for rents collected for the month of April 2020, on June 1, 2020 for rents collected for the month of May 2020, on July 1, 2020 for rents collected for the month of June 2020, and on July 31, 2020 for rents collected for the month of July 2020.

As the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our tenants to continue to pay rent to us may further diminish, and therefore we cannot assure you that our rental collections from April through July are indicative of our rental collections in August or in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the second half of 2020 may decline relative to the first half of 2020, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Summarized Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

					% Increase
	Three months ended June 30,		Six months ended June 30,		Three months	Six months
	2020	2019	2020	2019
Total revenue	$414.6	$365.5	$829.0	$719.8	13.4%	15.2%
Net income available to common stockholders (1)	$107.8	$95.2	$254.7	$206.1	13.2%	23.6%
Net income per share (2)	$0.31	$0.31	$0.75	$0.67	—%	11.9%
Funds from operations (FFO) available to common stockholders	$288.3	$251.5	$565.4	$497.2	14.6%	13.7%
FFO per share (2)	$0.84	$0.81	$1.66	$1.62	3.7%	2.5%
Adjusted funds from operations (AFFO) available to common stockholders	$295.2	$253.9	$592.5	$502.7	16.3%	17.9%
AFFO per share (2)	$0.86	$0.82	$1.74	$1.63	4.9%	6.7%
(1) The calculation to determine net income available to common stockholders includes provisions for impairment, gains from the sale of real estate, and foreign currency gains and losses. These items can vary from quarter to quarter and can significantly impact net income available to common stockholders and period to period comparisons.
(2) All per share amounts are presented on a diluted per common share basis.
Net income available to common stockholders and FFO in the first six months of 2020 were impacted by the following transactions recorded in the first quarter of 2020: (i) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021, and (ii) a $3.5 million executive severance charge for our former chief financial officer.
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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2020, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable and credit facility borrowings were $7.91 billion, or approximately 27.8% of our total market capitalization of $28.47 billion.

We define our total market capitalization at June 30, 2020 as the sum of:
•Shares of our common stock outstanding of 345,023,421, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $59.50 per share on June 30, 2020, or $20.56 billion;
•Outstanding borrowings of $628.6 million on our revolving credit facility, including £329.5 million British Pounds Sterling-denominated borrowings;
•Outstanding mortgages payable of $393.7 million, excluding net mortgage premiums of $2.3 million and deferred financing costs of $1.1 million;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $742,000; and
•Outstanding senior unsecured notes and bonds of $6.64 billion, including a Sterling-denominated private placement of £315.0 million, and excluding unamortized net original issuance premiums of $3,000 and deferred financing costs of $38.5 million.
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
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During the second quarter and first six months of 2020, we issued 1,511,149 shares and raised approximately $95.7 million under the ATM program. At June 30, 2020, we had 31,891,256 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Issuance of Common Stock
In March 2020, we issued 9,690,500 shares of common stock in an overnight underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts and other offering costs of $21.2 million, the net proceeds of $728.9 million were primarily used to repay borrowings under our revolving credit facility.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first six months of 2020. At June 30, 2020, we had 11,573,851 shares remaining for future issuance under our DRSPP program. During the second quarter of 2020, we issued 44,817 shares and raised approximately $2.4 million under our DRSPP. During the first six months of 2020, we issued 78,817 shares and raised approximately $4.8 million under our DRSPP.
Revolving Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of June 30,

2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At June 30, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility and an outstanding balance of $628.6 million, including £329.5 million Sterling. The weighted average interest rate on borrowings under our revolving credit facility during the first six months of 2020 was 1.6% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2020, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
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
In June 2015, in conjunction with entering into our previous revolving credit facility, we entered into a $250.0 million senior unsecured term loan which matured in June 2020. Borrowing under this term loan bore interest at the current one-month LIBOR, plus 0.90%. In conjunction with this term loan, we also entered into an interest rate swap which effectively fixed our per annum interest rate on this term loan at 2.62%. In June 2020, we repaid the term loan in full upon maturity.
Mortgage Debt
As of June 30, 2020, we had $393.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at June 30, 2020, we had net premiums totaling $2.3 million on these mortgages and deferred financing costs of $1.1 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first six months of 2020, we made $14.7 million in principal payments, including the repayment of one mortgage in full for $11.4 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of June 30, 2020, sorted by maturity date (dollars in millions):

3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	$950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
3.250% notes, issued in May 2020 and due in January 2031	600
2.730% notes, issued in May 2019 and due in May 2034 (1)	391
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$6,641
Unamortized net original issuance premiums and deferred financing costs	(39)
$6,602
(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rate on June 30, 2020.
In July 2020, we issued $350 million of 3.250% senior unsecured notes due in January 2031, which constituted a further issuance of, and formed a single series with, the $600 million senior notes issued in May 2020. The public offering price for these notes was 108.24% of the principal amount, for an effective yield to maturity of 2.341%. The net proceeds of approximately $376.6 million from this offering were used to repay borrowings under our credit facility, to fund potential investment opportunities and for other general corporate purposes.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2020. Additionally, interest on all of our senior note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of June 30, 2020 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	38.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.9%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.4x
Maintenance of total unencumbered assets	> 150% of unsecured debt	267.3%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2019 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2019, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at June 30, 2020 (in thousands, for trailing twelve months):

Net income available to common stockholders	$484,997
Plus: interest expense, excluding the amortization of deferred financing costs	292,348
Plus: loss on extinguishment of debt	9,819
Plus: provision for taxes	9,159
Plus: depreciation and amortization	638,931
Plus: provisions for impairment	40,800
Plus: pro forma adjustments	71,742
Less: gain on sales of real estate	(55,671)

Income available for debt service, as defined	$1,492,125

Total pro forma debt service charge	$278,214

Debt service and fixed charge coverage ratio	5.4
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2020, we had cash and cash equivalents totaling $35.3 million, inclusive of £14.6 million Sterling.

During the second quarter of 2020 we invested in a term deposit with a bank that was not readily convertible to cash as of June 30, 2020. The term deposit matured on July 24. 2020.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2020, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook, Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook, and Fitch Ratings has assigned a rating of BBB+ with a “stable” outlook.

Based on our ratings as of June 30, 2020, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of June 30, 2020 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2020	—	—	—	69.5	136.4	0.8	6.8	7.9	221.4
2021	—	—	—	68.8	279.6	1.5	13.5	7.9	371.3
2022	—	950.0	—	111.8	275.8	1.5	13.4	—	1,352.5
2023	628.6	750.0	—	20.6	236.8	1.4	13.5	—	1,650.9
2024	—	350.0	250.0	112.2	192.3	1.4	13.6	—	919.5
Thereafter	—	4,590.6	—	10.8	1,212.7	18.8	69.1	—	5,902.0
Totals	$628.6	$6,640.6	$250.0	$393.7	$2,333.6	$25.4	$129.9	$15.8	$10,417.6
(1)The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions.
(2)Excludes non-cash original issuance discounts and premiums recorded on notes payable of $3,000 and deferred financing costs of $38.5 million. Also excludes the July 2020 issuance of $350 million of senior unsecured notes.
(3)Excludes deferred financing costs of $742,000. In June 2020, we repaid our $250.0 million senior term loan in full, which matured in June 2020.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $2.3 million and deferred financing costs of $1.1 million.
(5)Interest on the term loans, notes, bonds, mortgages payable, and credit facility has been calculated based on outstanding balances at period end through their respective maturity dates.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $3.6 million of commitments under construction contracts and $12.2 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2019, our cash distributions to common stockholders totaled $852.1 million, or approximately 131.5% of our estimated taxable income of $648.0 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations and cash on hand are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first six months of 2020 totaled $474.3 million, representing 80.1% of our adjusted funds from operations available to common stockholders of $592.5 million. In comparison, our 2019 cash distributions to common stockholders totaled $852.1 million, representing 81.2% of our adjusted funds from operations available to common stockholders of $1.05 billion.

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
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and require the recording of impairments on our properties. As a result, we evaluated certain key assumptions involving fair value estimates of our real estate, recording of impairments on our properties and collectibility of our accounts receivable during the second quarter of 2020. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available.

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. As of June 30, 2020, we do not have any further tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
The following is a comparison of our results of operations for the three and six months ended June 30, 2020, to the three and six months ended June 30, 2019.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		Increase
	2020	2019	2020	2019	Three months	Six months
REVENUE
Rental (excluding reimbursable)	$389,237	$347,847	$781,028	$684,538	$41,390	$96,490
Rental (reimbursable)	20,964	16,405	41,330	33,751	4,559	7,579
Other	4,435	1,198	6,619	1,526	3,237	5,093
Total revenue	$414,636	$365,450	$828,977	$719,815	$49,186	$109,162
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the second quarter of 2020 compared to the second quarter of 2019 is primarily attributable to:

•The 87 properties (2.3 million square feet) we acquired in 2020, which generated $8.7 million of rent in the second quarter of 2020;
•The 779 properties (13.4 million square feet) we acquired in 2019, which generated $58.3 million of rent in the second quarter of 2020, compared to $15.7 million in the second quarter of 2019, an increase of $42.6 million; partially offset by
•Same store rents generated on 5,539 properties (86.7 million square feet) during the second quarter of 2020 and 2019, decreased by $1.4 million, or (0.4)%, to $315.65 million from $317.02 million;
•A net decrease in straight-line rent and other non-cash adjustments to rent of $4.3 million in the second quarter of 2020 as compared to the second quarter of 2019;
•A net decrease of $2.8 million relating to properties sold in the second quarter of 2020 and throughout 2019 that were reported in continuing operations; and
•A net decrease of $1.4 million relating to the aggregate of (i) rental revenue from properties (130 properties comprising 2.9 million square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for eight properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $5.5 million in the second quarter of 2020, compared to $6.9 million in the second quarter of 2019.

The increase in rental revenue (excluding reimbursable) in the first six months of 2020 compared to the first six months of 2019 is primarily attributable to:

•The 87 properties (2.3 million square feet) we acquired in the first six months of 2020, which generated $11.9 million of rent in the first six months of 2020;
•The 779 properties (13.4 million square feet) we acquired in 2019, which generated $117.4 million of rent in the first six months of 2020, compared to $18.8 million in the first six months of 2019, an increase of $98.6 million; partially offset by
•Same store rents generated on 5,539 properties (86.7 million square feet) during the first six months of 2020 and 2019, decreased by $1.1 million or (0.2)%, to $635.6 million from $636.7 million;
•A net decrease in straight-line rent and other non-cash adjustments to rent of $4.9 million in the first six months of 2020 as compared to the first six months of 2019;
•A net decrease of $5.8 million relating to properties sold in the first six months of 2020 and during 2019 that were reported in continuing operations; and
•A net decrease of $2.2 million relating to the aggregate of (i) rental revenue from properties (130 properties comprising 2.9 million square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for eight properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $11.89 million in the first six months of 2020 compared to $14.14 million in the first six months of 2019.
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

Our calculation of same store rental revenue for the three and six months ended June 30, 2020 includes $12.9 million of rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Our calculation of same store rental revenue for these periods also includes $35.9 million of uncollected rent from the second quarter of 2020 for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the decreases for the second quarter and first six months of 2020 would have been (14.1)% and (6.5)%, respectively, compared to the three and six months ended June 30, 2019.
Of the 6,541 properties in the portfolio at June 30, 2020, 6,505, or 99.4%, are single-tenant properties and the remaining are multi-tenant properties. Of the 6,505 single-tenant properties, 6,407, or 98.5%, were net leased at June 30, 2020. Of our 6,407 leased single-tenant properties, 5,448 or 85.0% were under leases that provide for increases in rents through:
•Base rent increases tied to a consumer price index (typically subject to ceilings);
•Percentage rent based on a percentage of the tenants’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $547,000 in the second quarter of 2020, $495,000 in the second quarter of 2019, $1.8 million in the first six months of 2020, and $4.1 million in the first six months of 2019. We anticipate percentage rent to be less than 1% of rental revenue for 2020.
At June 30, 2020, our portfolio of 6,541 properties was 98.5% leased with 101 properties available for lease, as compared to 98.6% leased, with 94 properties available for lease at December 31, 2019, and 98.3% leased with 102 properties available for lease at June 30, 2019. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The increase in other revenue in the second quarter and first six months of 2020 compared to the same periods of 2019 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to the first three months of 2019. In addition, interest income from our short term investment and money market accounts was higher during the second quarter and first six months of 2020 than the comparative periods in 2019, which is primarily due to higher average investment balances.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		$ Increase
	2020	2019	2020	2019	Three months	Six months
EXPENSES
Depreciation and amortization	$168,328	$150,426	$332,913	$287,943	$17,902	$44,970
Interest	77,841	72,488	153,766	142,508	5,353	11,258
Property (excluding reimbursable)	5,488	4,937	10,728	9,227	551	1,501
Property (reimbursable)	20,964	16,405	41,330	33,751	4,559	7,579
General and administrative (1)	19,063	18,585	40,027	33,693	478	6,334
Income taxes	2,838	1,155	5,601	2,600	1,683	3,001
Provisions for impairment	13,869	13,061	18,347	17,733	808	614
Total expenses	$308,391	$277,057	$602,712	$527,455	$31,334	$75,257
Total revenue (2)	$393,672	$349,045	$787,647	$686,064
General and administrative expenses as a percentage of total revenue (1)(2)	4.8%	5.3%	4.6%	4.9%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.4%	1.4%	1.4%	1.3%
(1) General and administrative expenses for the first six months of 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense (see our discussion of Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles). In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the first six months of 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $36,564, which was used for our calculation.
(2) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the second quarter and first six months of 2020 was primarily due to the acquisition of properties in 2019 and the first six months of 2020, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest on our credit facility, term loans, notes, mortgages and interest rate swaps	$73,622	$69,383	$145,817	$136,358
Credit facility commitment fees	948	948	1,896	1,885
Amortization of debt origination and deferred financing costs	2,420	2,206	5,168	4,378
Loss on interest rate swaps	1,306	686	1,993	1,365
Amortization of net mortgage premiums	(356)	(354)	(710)	(708)
Amortization of net note premiums	(162)	(281)	(406)	(573)
Other items	63	(100)	8	(197)
Interest expense	$77,841	$72,488	$153,766	$142,508

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$8,534,969	$7,061,775	$8,195,899	$6,907,450
Average interest rates	3.33%	3.92%	3.46%	3.95%
The increase in interest expense from 2019 to 2020 for the second quarter and first six months is primarily due to the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, the May 2020 initial issuance of our 3.250% notes due in 2031, higher interest related to mortgages assumed during December 2019 and interest rate swaps, partially offset by the January 2020 repayment of our 5.750% notes due 2021, and lower average interest rates.
During the first six months of 2020, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $628.6 million was 1.6%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $742,000 and considering that one of our $250.0 million term loans was paid off in June 2020) was 2.0%;
•Mortgages payable of $393.7 million (excluding net premiums totaling $2.3 million and deferred financing costs of $1.1 million on these mortgages) was 4.9%;
•Notes and bonds payable of $6.64 billion (excluding net unamortized original issue premiums of $3,000 and deferred financing costs of $38.5 million) was 3.8%; and
•Combined outstanding notes, bonds, mortgages, term loan and revolving credit facility borrowings of $7.91 billion (excluding all net premiums and deferred financing costs) was 3.5%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2020, 101 properties were available for lease or sale, as compared to 94 at December 31, 2019, and 102 at June 30, 2019.

The increase in property expenses (excluding reimbursable) for the second quarter of 2020 is primarily due to higher property insurance, partially offset by lower property taxes. The increase in property expenses (excluding reimbursable) in the first six months of 2020 is primarily attributable to higher property insurance, repairs and maintenance, partially offset by lower property taxes.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the second quarter and first six months of 2020 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.

General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses increased during the second quarter of 2020 primarily due to higher payroll-related costs, partially offset by lower costs for terminated acquisitions. In July 2020, we had 201 employees, as compared to 174 employees in July 2019. General and administrative expenses increased during the first six months of 2020 primarily due to a severance charge of $3.5 million for our former CFO, who departed the company in March 2020, higher payroll-related costs, and higher corporate–level professional fees, partially offset by lower costs for terminated acquisitions.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes accrued or paid by us and our subsidiaries. The increase in income taxes in the second quarter and first six months of 2020 was primarily attributable to our U.K. investments, which contributed to higher U.K. income taxes as compared to the second quarter and first six months of 2019.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total provisions for impairment	$13.9	$13.1	$18.3	$17.7
Number of properties:
Classified as held for sale	7	—	8	—
Classified as held for investment	11	2	14	2
Sold	7	12	14	22
During the second quarter of 2020, we assessed the key assumptions used in our impairment analysis for the impact of the COVID-19 pandemic on our portfolio, focusing on tenants experiencing difficulties meeting their lease obligations to us. As a result of this analysis, we determined that the carrying values of eight properties classified as held for investment were not recoverable. As a result, we recorded provisions for impairments of $8.2 million on these properties, which are included as part of our total impairments recorded during the second quarter of 2020.
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Number of properties sold	12	18	29	37
Net sales proceeds	$7.4	$28.6	$133.6	$51.1
Gain on sales of real estate	$1.3	$6.9	$39.8	$14.2
Foreign Currency and Derivative Losses/Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.75% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the first six months of 2020.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

					% Increase
	Three months ended June 30,		Six months ended June 30,		Three months	Six months
	2020	2019	2020	2019
Net income available to common stockholders	$107.8	$95.2	$254.7	$206.1	13.2%	23.6%
Net income per share (1)	$0.31	$0.31	$0.75	$0.67	—%	11.9%
(1) All per share amounts are presented on a diluted per common share basis.
The calculation to determine net income available to common stockholders includes provisions for impairment, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on timing and significantly impact net income available to the Company and available to common stockholders.
Net income available to common stockholders and FFO in the first six months of 2020 were impacted by the following transactions recorded in the first quarter of 2020: (1) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021, and (2) a $3.5 million executive severance charge for our former chief financial officer.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) gain on sales of real estate, and (vi) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratio of net debt-to-Adjusted EBITDAre, which is used by management as a measure of leverage, is calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents and short term investments maturing within 30 days) divided by annualized quarterly Adjusted EBITDAre.

The following table summarizes our Adjusted EBITDAre calculation for the periods indicated below (dollars in thousands):

	Three months ended June 30,
	2020	2019
Net income	$108,070	$95,420
Interest	77,841	72,488
Income taxes	2,838	1,155
Depreciation and amortization	168,328	150,426
Provisions for impairment	13,869	13,061
Gain on sales of real estate	(1,323)	(6,891)
Foreign currency and derivative gains, net	(502)	(136)
Quarterly Adjusted EBITDAre	$369,121	$325,523

Net Debt	$7,539,432	$7,047,152
Annualized Adjusted EBITDAre (1)	$1,476,484	$1,302,092
Net Debt/Adjusted EBITDAre	5.1	5.4
(1) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
The following summarizes our funds from operations available to common stockholders (dollars in millions, except per share data):

					% Increase
	Three months ended June 30,		Six months ended June 30,		Three months	Six months
	2020	2019	2020	2019
FFO available to common stockholders	$288.3	$251.5	$565.4	$497.2	14.6%	13.7%
FFO per share (1)	$0.84	$0.81	$1.66	$1.62	3.7%	2.5%
(1) All per share amounts are presented on a diluted per common share basis.
FFO in the first six months of 2020 were impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% Notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$107,824	$95,194	$254,651	$206,136
Depreciation and amortization	168,328	150,426	332,913	287,943
Depreciation of furniture, fixtures and equipment	(152)	(147)	(278)	(302)
Provisions for impairment	13,869	13,061	18,347	17,733
Gain on sales of real estate	(1,323)	(6,891)	(39,829)	(14,154)
FFO adjustments allocable to noncontrolling interests	(208)	(154)	(363)	(192)
FFO available to common stockholders	$288,338	$251,489	$565,441	$497,164
FFO allocable to dilutive noncontrolling interests	348	362	717	670
Diluted FFO	$288,686	$251,851	$566,158	$497,834

FFO per common share, basic and diluted	$0.84	$0.81	$1.66	$1.62

Distributions paid to common stockholders	$240,470	$208,864	$474,294	$413,410
FFO available to common stockholders in excess of distributions paid to common stockholders	$47,868	$42,625	$91,147	$83,754
Weighted average number of common shares used for computation per share:
Basic	343,515,406	311,032,972	340,061,487	307,293,949
Diluted	344,148,378	311,785,281	340,744,384	308,000,806
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our adjusted funds from operations available to common stockholders (dollars in millions, except per share data):

					% Increase
	Three months ended June 30,		Six months ended June 30,		Three months	Six months
	2020	2019	2020	2019
AFFO available to common stockholders	$295.2	$253.9	$592.5	$502.7	16.3%	17.9%
AFFO per share (1)	$0.86	$0.82	$1.74	$1.63	4.9%	6.7%
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

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders(1)	$107,824	$95,194	$254,651	$206,136
Cumulative adjustments to calculate FFO (2)	180,514	156,295	310,790	291,028
FFO available to common stockholders	288,338	251,489	565,441	497,164
Executive severance charge (3)	—	—	3,463	—
Loss on extinguishment of debt	—	—	9,819	—
Amortization of share-based compensation	4,882	4,527	8,624	7,291
Amortization of deferred financing costs (4)	1,476	1,133	2,836	2,173
Amortization of net mortgage premiums	(356)	(354)	(710)	(708)
Loss on interest rate swaps	1,306	686	1,992	1,364
Straight-line payments from cross-currency swaps (5)	623	799	1,346	799
Leasing costs and commissions	(973)	(707)	(1,111)	(1,030)
Recurring capital expenditures	(21)	(116)	(21)	(172)
Straight-line rent	(6,242)	(7,230)	(14,024)	(12,092)
Amortization of above and below-market leases, net	6,087	3,627	12,517	7,741
Other adjustments (6)	121	81	2,291	139
AFFO available to common stockholders	$295,241	$253,935	$592,463	$502,669
AFFO allocable to dilutive noncontrolling interests	356	368	732	—
Diluted AFFO	$295,597	$254,303	$593,195	$502,669

AFFO per common share:
Basic	$0.86	$0.82	$1.74	$1.64
Diluted	$0.86	$0.82	$1.74	$1.63

Distributions paid to common stockholders	$240,470	$208,864	$474,294	$413,410

AFFO available to common stockholders in excess of distributions paid to common stockholders	$54,771	$45,071	$118,169	$89,259
Weighted average number of common shares used for computation per share:
Basic	343,515,406	311,032,972	340,061,487	307,293,949
Diluted	344,148,378	311,785,281	340,744,384	307,580,127
(1)The three and six months ended June 30, 2020 includes $14.1 million of rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the FASB and $46.1 million of uncollected rent from the second quarter for which we have not granted a lease concession. As of June 30, 2020, we deemed collection of the $60.2 million of unpaid rent included in net income as probable. Deferrals accounted for as modifications totaling $161,000 for the three and six months ended June 30, 2020 have not been added back to AFFO.
(2)See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).
(3)The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees.
(4) Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our term loans. The deferred financing costs are being amortized over the lives of the respective notes payable, mortgages and term loans. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
(5) Straight-line payments from cross-currency swaps represent quarterly payments in U.S. dollars received by us from counterparties in exchange for associated foreign currency payments. These USD payments are fixed and determinable for the duration of the associated hedging transaction.
(6) Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, and foreign currency gains and losses as a result of intercompany debt and remeasurement transactions.

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

PROPERTY PORTFOLIO INFORMATION
At June 30, 2020, we owned a diversified portfolio:
•Of 6,541 properties;
•With an occupancy rate of 98.5%, or 6,440 properties leased and 101 properties available for lease or sale;
•Doing business in 50 separate industries;
•Located in 49 U.S. states, Puerto Rico and the U.K.;
•With approximately 106.4 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,270 square feet; approximately 12,000 square feet per retail property and 224,490 square feet per industrial property.
At June 30, 2020, 6,440 properties were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Percentage of Rental Revenue (excluding reimbursable) by Industry
	For the Quarter Ended June 30, 2020	For the Years Ended
		Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
U.S.
Aerospace	0.7%	0.8%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.4	1.1	1.3	1.6	1.9	2.0
Automotive collision services	1.1	1.1	0.9	1.0	1.0	1.0
Automotive parts	1.7	1.6	1.7	1.3	1.3	1.4
Automotive service	2.2	2.3	2.2	2.2	1.9	1.9
Automotive tire services	2.1	2.2	2.4	2.6	2.7	2.9
Beverages	2.1	2.3	2.5	2.7	2.6	2.7
Child care	2.2	2.3	1.7	1.8	1.9	2.0
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.7	0.8	0.9	0.9
Convenience stores	12.0	11.9	11.2	9.6	8.7	9.2
Crafts and novelties	0.8	0.6	0.7	0.6	0.6	0.6
Diversified industrial	0.6	0.7	0.8	0.9	0.9	0.8
Dollar stores	8.1	7.3	7.5	7.9	8.6	8.9
Drug stores	9.1	9.0	10.2	10.9	11.2	10.6
Education	0.2	0.2	0.3	0.3	0.3	0.3
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.4	0.4	0.4	0.5	0.5
Equipment services	0.4	0.4	0.4	0.4	0.6	0.5
Financial services	2.0	2.1	2.3	2.4	1.8	1.7
Food processing	0.8	0.6	0.5	0.6	1.1	1.2
General merchandise	3.0	2.5	2.3	2.0	1.8	1.7
Government services	0.7	0.8	0.9	1.0	1.1	1.2
Grocery stores	5.0	4.9	5.0	4.4	3.1	3.0
Health and beauty	0.2	0.3	0.2	*	*	*
Health and fitness	7.1	7.5	7.4	7.5	8.1	7.7
Health care	1.6	1.4	1.5	1.4	1.5	1.7
Home furnishings	0.8	0.7	0.8	0.9	0.8	0.9
Home improvement	2.9	3.0	3.0	2.6	2.5	2.4
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.9	1.9	2.1	1.9	1.6
Office supplies	0.2	0.2	0.2	0.2	0.3	0.3
Other manufacturing	0.6	0.6	0.7	0.8	0.8	0.7
Packaging	1.0	1.0	1.1	1.0	0.8	0.8
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.8	0.5	0.5	0.6	0.6	0.7
Restaurants - casual dining	3.0	3.2	3.2	3.8	3.9	3.8
Restaurants - quick service	4.8	6.2	5.7	5.1	4.9	4.2
Shoe stores	0.2	0.3	0.5	0.6	0.7	0.7
Sporting goods	0.8	0.9	1.1	1.4	1.6	1.8
Telecommunications	0.5	0.5	0.6	0.6	0.6	0.7
Theaters	6.3	6.3	5.5	5.0	4.9	5.1
Transportation services	4.2	4.6	5.0	5.4	5.5	5.4
Wholesale clubs	2.5	2.7	3.0	3.3	3.6	3.8
Other	0.1	0.6	0.8	0.8	0.9	1.0
Total U.S.	96.9%	98.7%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery stores	3.0	1.3	—	—	—	—
Health care	0.1	—	—	—	—	—
Theaters	*	*	—	—	—	—
Total U.K.	3.1%	1.3%	—	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
*Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2020 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended June 30, 2020 (2)	Percentage of Rental Revenue
Retail	6,364	76,343,300	$326,516	83.9%
Industrial	119	26,714,300	42,344	10.9
Office	43	3,175,700	13,660	3.5
Agriculture	15	184,500	6,716	1.7
Totals	6,541	106,417,800	$389,236	100.0%
(1)Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at June 30, 2020.
(2)Includes rental revenue for all properties owned at June 30, 2020.  Excludes revenue of $1 from sold properties and rental revenue (reimbursable) of $20,964.
Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total portfolio annualized contractual rental revenue, which does not give effect to deferred rent, at June 30, 2020:

Tenant	Number of Leases	% of Rental Revenue (1)
Walgreens	248	6.0%
7-Eleven	403	4.7%
Dollar General	771	4.5%
FedEx	41	3.9%
Dollar Tree / Family Dollar	550	3.4%
LA Fitness	57	3.4%
Regal Cinemas (Cineworld)	42	2.9%
AMC Theaters	32	2.7%
Walmart / Sam's Club	54	2.5%
Sainsbury's	16	2.5%
Lifetime Fitness	16	2.4%
Circle K (Couche-Tard)	280	1.9%
BJ's Wholesale Clubs	15	1.8%
CVS Pharmacy	88	1.6%
Treasury Wine Estates	17	1.6%
Super America (Marathon)	161	1.6%
Kroger	22	1.5%
GPM Investments / Fas Mart	207	1.4%
TBC Corp	159	1.2%
Home Depot	19	1.2%
Total	3,198	52.8%
(1)Excludes rental revenue (reimbursable). Amounts for each tenant are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to rental revenue for the quarter ended June 30, 2020 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2020	% of Rental Revenue
Year	Retail	Non-Retail
2020	66	8	1,433,500	$3,824	1.0%
2021	357	14	3,280,200	12,381	3.2
2022	412	22	8,899,800	20,176	5.2
2023	549	23	10,227,100	30,864	8.0
2024	411	16	7,076,900	22,793	5.9
2025	475	19	7,932,400	28,146	7.3
2026	328	4	5,185,200	17,853	4.6
2027	564	6	7,310,600	23,785	6.1
2028	442	14	10,394,400	27,513	7.1
2029	533	6	9,088,100	29,230	7.5
2030	258	14	5,003,500	23,384	6.0
2031	315	26	6,844,700	29,223	7.5
2032	135	4	3,799,400	15,155	3.9
2033	283	3	3,682,900	18,661	4.8
2034	322	1	4,548,400	28,012	7.2
2035 - 2045	890	5	9,596,600	57,219	14.7
Totals	6,340	185	104,303,700	$388,219	100.0%
(1)The lease expirations for leases under construction are based on the estimated date of completion of those projects. Excludes revenue of $1,017 from expired leases, $1 from sold properties, and $20,964 of rental revenue (reimbursable) at June 30, 2020. Leases on our multi-tenant properties are counted separately in the table above.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2020 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2020 (1)	Percentage of Rental Revenue
Alabama	227	98%	2,148,400	$7,796	2.0%
Alaska	3	100	274,600	536	0.1
Arizona	153	99	2,085,300	8,825	2.3
Arkansas	102	99	1,183,200	3,472	0.9
California	231	99	6,643,800	34,210	8.8
Colorado	100	96	1,582,900	5,943	1.5
Connecticut	21	90	1,378,200	4,088	1.0
Delaware	19	100	101,400	690	0.2
Florida	432	98	4,697,800	20,648	5.3
Georgia	300	98	4,612,100	14,476	3.7
Idaho	14	93	103,200	441	0.1
Illinois	296	98	6,396,500	22,230	5.7
Indiana	204	99	2,565,600	10,499	2.7
Iowa	45	100	2,443,200	4,414	1.1
Kansas	122	96	2,256,800	6,251	1.6
Kentucky	93	100	1,826,100	5,358	1.4
Louisiana	137	96	1,905,500	6,177	1.6
Maine	27	100	277,800	1,473	0.4
Maryland	38	100	1,494,000	6,449	1.7
Massachusetts	59	95	942,800	4,529	1.2
Michigan	223	100	2,610,800	9,322	2.4
Minnesota	172	99	2,326,800	11,108	2.9
Mississippi	187	98	2,021,800	5,657	1.5
Missouri	187	96	3,019,600	9,493	2.4
Montana	12	100	89,100	536	0.1
Nebraska	62	97	866,400	2,274	0.6
Nevada	24	96	1,196,900	2,153	0.5
New Hampshire	14	100	321,500	1,464	0.4
New Jersey	79	99	1,252,000	7,622	2.0
New Mexico	60	100	504,200	2,002	0.5
New York	139	98	3,028,600	16,532	4.2
North Carolina	202	99	3,334,500	11,236	2.9
North Dakota	8	100	126,900	336	0.1
Ohio	342	98	6,731,800	17,311	4.4
Oklahoma	191	98	2,377,600	8,145	2.1
Oregon	30	100	644,600	2,278	0.6
Pennsylvania	223	100	2,265,900	9,127	2.3
Rhode Island	3	100	158,000	815	0.2
South Carolina	179	97	1,811,000	8,408	2.2
South Dakota	23	96	258,500	683	0.2
Tennessee	260	99	3,850,400	11,892	3.1
Texas	804	99	11,630,800	41,467	10.7
Utah	23	100	949,700	2,339	0.6
Vermont	1	100	65,500	191	*
Virginia	219	99	3,357,000	10,994	2.8
Washington	50	98	913,400	3,726	1.0
West Virginia	36	100	528,100	1,854	0.5
Wisconsin	128	98	3,106,200	9,003	2.3
Wyoming	9	100	63,900	379	0.1
Puerto Rico	4	100	28,300	150	*
U.K.	24	100	2,058,800	12,234	3.1
Totals\Average	6,541	98%	106,417,800	$389,236	100.0%
*Less than 0.1%
(1)Includes rental revenue for all properties owned at June 30, 2020.  Excludes revenue of $1 from sold properties and $20,964 of tenant reimbursement revenue.

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
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For the period ended June 30, 2020 there were no recently adopted accounting pronouncements that had a material impact on our business.
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
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2020. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2020	$69.5	4.80%	$—	—%
2021	68.8	5.61	—	—
2022	1,061.8	3.43	—	—
2023	770.6	4.64	628.6	0.91
2024	712.2	3.97	—	—
Thereafter	4,601.4	3.73	—	—
Totals (1)	$7,284.3	3.83%	$628.6	0.91%
Fair Value (2)	$8,013.8		$628.6
(1)Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans. At June 30, 2020, the unamortized balance of net premiums on mortgages payable is $2.3 million, the unamortized balance of net original issuance premiums on notes payable is $3,000, and the balance of deferred financing costs on mortgages payable is $1.1 million, on notes payable is $38.5 million, and on term loans is $742,000. In June 2020, we repaid our $250.0 million senior term loan in full, which matured in June 2020.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at June 30, 2020 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages and private senior notes payable at June 30, 2020 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance and term loans balance reasonably approximate their estimated fair values at June 30, 2020.
The table above incorporates only those exposures that exist as of June 30, 2020. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
All of our outstanding notes and bonds have fixed interest rates. At June 30, 2020, all of our mortgages payable had fixed interest rates, except one variable rate mortgage on one property totaling $7.0 million, which has been swapped to a fixed interest rate. Interest on our revolving credit facility and term loan balance is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $628.6 million at June 30, 2020, a 1% change in interest rates would change our interest rate costs by $6.3 million per year.

During 2019, we commenced foreign operations and acquired real property in the U.K. and have continued to acquire U.K. properties in 2020. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of Sterling relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non-U.S. denominated borrowings and cross-currency swaps. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
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
As of and for the quarter ended June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer.

Based on the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, which supplements and should be read in conjunction with the information appearing under "Item 1A. Risk Factors" in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
As a result, the COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the global, national and regional economies generally and many industries, directly or indirectly, and those impacts are likely to continue and may increase in severity, including potentially triggering a prolonged period of negative or limited economic growth. Factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic and the measures taken to limit its spread on the business, results of operations, financial condition and liquidity of us and our tenants include, without limitation, the following:
•A complete or partial closure of, or other operational limitations or issues at, properties operated by our tenants resulting from government action (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) or tenant action;

•Reduced economic activity, the deterioration in our or our tenants’ ability to operate in affected areas and any delays in the supply of products or services to our tenants may impact certain of our tenants’ businesses, results of operations, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, and to seek, whether through negotiation, restructuring or bankruptcy, reductions or deferrals in their rent payments and other obligations to us or early termination of their leases;
•We may experience difficulties in leasing, selling or redeveloping vacant properties or renewing expiring or terminated leases on terms we consider acceptable, or at all;
•We may experience difficulty accessing the bank lending, capital markets and other financial markets on attractive terms, or at all, and a severe disruption or instability in the national or global financial markets or deterioration in credit and financing conditions may adversely affect our cost of capital, our access to capital to acquire additional properties necessary to grow our business and to fund our business operations, our ability to pay dividends on our common stock, our ability to pay the principal of and interest on our indebtedness and our other liabilities on a timely basis, and our tenants’ ability to fund their business operations and meet their obligations to us and others;
•The financial impact of the COVID-19 pandemic, could negatively impact our credit ratings, the interest rates on our borrowings, and, if the COVID-19 pandemic continues for an extended period of time, our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility or incur other indebtedness, and pay dividends on our common stock and to pay the principal of and interest on our indebtedness and our other obligations when due;
•The impact of the COVID-19 pandemic on the market value of our properties may require that we incur impairment charges, asset write-downs or similar charges;
•The impact on the ability of our employees, including members of our management team or board of directors, to fulfill their duties to us as a result of the COVID-19 pandemic, either as a result of measures taken to limit its spread or as a result of infection; and
•A general decline in business activity and demand for real estate transactions could adversely affect our ability to grow our portfolio of properties.

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
As a result of the foregoing, we cannot predict the number of tenants that will not pay rent in the future, nor can we predict whether tenants who have paid rent in the past will continue to do so or whether tenants who have deferred rent will pay such rent in the future. As the COVID-19 pandemic continues, tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, result in impairment charges or other write-downs of assets, and adversely impact our results of operations, financial condition and liquidity. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major tenants have experienced temporary closures of some or all of their properties or have substantially reduced their operations in response to the COVID-19 pandemic, and additional tenants may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues at our properties, or delays in acquisition activities, construction projects, and other corporate actions, all of which may materially adversely impact our operations.
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

To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our tenants, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent quarterly reports on Form 10-Q, including the risks resulting from our significant indebtedness; our need to generate sufficient cash flows to service our indebtedness, to pay dividends on our common stock and provide for our other cash needs; our ongoing need for external financing; our ability to access borrowings under our credit facility; our ability to comply with the covenants contained in the agreements that govern our indebtedness; our dependency on key personnel; and the impact of negative market conditions or adverse events on our tenants. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:
•208 shares of stock, at a weighted average price of $51.18, in April 2020;
•35,964 shares of stock, at a weighted average price of $49.92, in May 2020; and
•123 shares of stock, at a weighted average price of $56.64, in June 2020.

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

4.26	Description of Securities (filed as exhibit 4.28 to the Company's 10-K, filed on February 24, 2020 and incorporated herein by reference).
4.27	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 and incorporated herein by reference).
4.28	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 and incorporated herein by reference).
4.29
Officers' Certificate, dated May 8, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on May 8, 2020, and incorporated herein by reference).

4.30
Officers' Certificate, dated July 16, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, re-opening a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 16, 2020, and incorporated herein by reference).

Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
*101	The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 4, 2020	/s/ SEAN P. NUGENT
Sean P. Nugent
Interim Principal Financial Officer and Treasurer
(Principal Accounting Officer)