Form 10-Q
period 2020-09-30
REALTY INCOME CORP
filed 2020-11-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 350,990,129 shares of common stock outstanding as of October 29, 2020.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2020

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$5,982,495	$5,684,034
Buildings and improvements	14,203,277	13,833,882
Total real estate held for investment, at cost	20,185,772	19,517,916
Less accumulated depreciation and amortization	(3,444,099)	(3,117,919)
Real estate held for investment, net	16,741,673	16,399,997
Real estate and lease intangibles held for sale, net	41,093	96,775
Cash and cash equivalents	724,750	54,011
Accounts receivable	261,752	181,969
Lease intangible assets, net	1,610,457	1,493,383
Other assets, net	405,645	328,661
Total assets	$19,785,370	$18,554,796

LIABILITIES AND EQUITY
Distributions payable	$82,980	$76,728
Accounts payable and accrued expenses	206,626	177,039
Lease intangible liabilities, net	318,690	333,103
Other liabilities	241,425	262,221
Line of credit payable and commercial paper	856,142	704,335
Term loans, net	249,308	499,044
Mortgages payable, net	335,594	410,119
Notes payable, net	6,994,817	6,288,049
Total liabilities	9,285,582	8,750,638
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 350,595,869 and 333,619,106 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	14,050,494	12,873,849
Distributions in excess of net income	(3,527,521)	(3,082,291)
Accumulated other comprehensive loss	(52,446)	(17,102)
Total stockholders’ equity	10,470,527	9,774,456
Noncontrolling interests	29,261	29,702
Total equity	10,499,788	9,804,158
Total liabilities and equity	$19,785,370	$18,554,796
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUE
Rental (including reimbursable)	$401,869	$372,312	$1,224,227	$1,090,601
Other	2,703	1,935	9,322	3,461
Total revenue	404,572	374,247	1,233,549	1,094,062

EXPENSES
Depreciation and amortization	169,084	149,424	501,997	437,367
Interest	76,806	73,410	230,572	215,918
Property (including reimbursable)	25,410	20,354	77,468	63,332
General and administrative	16,514	16,460	56,541	50,153
Income taxes	4,592	1,822	10,193	4,422
Provisions for impairment	105,095	13,503	123,442	31,236
Total expenses	397,501	274,973	1,000,213	802,428
Gain on sales of real estate	13,736	1,674	53,565	15,828
Foreign currency and derivative gains, net	2,336	327	1,274	463
Loss on extinguishment of debt	—	—	(9,819)	—
Net income	23,143	101,275	278,356	307,925
Net income attributable to noncontrolling interests	(239)	(226)	(801)	(740)
Net income available to common stockholders	$22,904	$101,049	$277,555	$307,185

Amounts available to common stockholders per common share:
Net Income:
Basic	$0.07	$0.32	$0.81	$0.99
Diluted	$0.07	$0.32	$0.81	$0.98

Weighted average common shares outstanding:
Basic	346,476,217	319,945,932	342,214,164	311,556,279
Diluted	346,749,474	320,263,017	342,483,218	311,865,410

Other comprehensive income:
Net income available to common stockholders	$22,904	$101,049	$277,555	$307,185
Foreign currency translation adjustment	(964)	(359)	(550)	(365)
Unrealized gain (loss) on derivatives, net	1,602	1,357	(34,794)	(5,136)
Comprehensive income available to common stockholders	$23,542	$102,047	$242,211	$301,684
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended September 30, 2020 and 2019

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919
Net Income	—	—	22,904	—	22,904	239	23,143
Other comprehensive income	—	—	—	638	638	—	638
Distributions paid and payable	—	—	(243,837)	—	(243,837)	(401)	(244,238)
Share issuances, net of costs	5,571,223	343,335	—	—	343,335	—	343,335
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	1,225	2,991	—	—	2,991	—	2,991
Balance, September 30, 2020	350,595,869	$14,050,494	$(3,527,521)	$(52,446)	$10,470,527	$29,261	$10,499,788

Balance, June 30, 2019	318,218,713	$11,722,036	$(2,869,937)	$(14,597)	$8,837,502	$25,092	$8,862,594
Net income	—	—	101,049	—	101,049	226	101,275
Other comprehensive income	—	—	—	998	998	—	998
Distributions paid and payable	—	—	(218,232)	—	(218,232)	(392)	(218,624)
Share issuances, net of costs	7,693,184	569,617	—	—	569,617	—	569,617
Redemption of common units	—	3	—	—	3	(901)	(898)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	(1,616)	3,135	—	—	3,135	—	3,135
Balance, September 30, 2019	325,910,281	$12,294,138	$(2,987,120)	$(13,599)	$9,293,419	$24,678	$9,318,097
Nine Months Ended September 30, 2020 and 2019

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	277,555	—	277,555	801	278,356
Other comprehensive loss	—	—	—	(35,344)	(35,344)	—	(35,344)
Distributions paid and payable	—	—	(722,785)	—	(722,785)	(1,195)	(723,980)
Share issuances, net of costs	16,851,689	1,171,107	—	—	1,171,107	—	1,171,107
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	125,074	5,491	—	—	5,491	—	5,491
Balance, September 30, 2020	350,595,869	$14,050,494	$(3,527,521)	$(52,446)	$10,470,527	$29,261	$10,499,788

Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	307,185	—	307,185	740	307,925
Other comprehensive loss	—	—	—	(5,501)	(5,501)	—	(5,501)
Distributions paid and payable	—	—	(636,650)	—	(636,650)	(980)	(637,630)
Share issuances, net of costs	22,109,297	1,540,930	—	—	1,540,930	—	1,540,930
Issuance of common partnership units	—	—	—	—	—	6,286	6,286
Redemption of common units	—	(6,866)	—	—	(6,866)	(14,257)	(21,123)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	58,894	6,232	—	—	6,232	—	6,232
Balance, September 30, 2019	325,910,281	$12,294,138	$(2,987,120)	$(13,599)	$9,293,419	$24,678	$9,318,097
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$278,356	$307,925
Adjustments to net income:
Depreciation and amortization	501,997	437,367
Amortization of share-based compensation	13,420	10,478
Non-cash revenue adjustments	(5,544)	(6,508)
Loss on extinguishment of debt	9,819	—
Amortization of net premiums on mortgages payable	(1,020)	(1,061)
Amortization of deferred financing costs	6,888	6,378
Loss on interest rate swaps	3,115	2,058
Foreign currency and derivative gains, net	(1,274)	(463)
Gain on sales of real estate	(53,565)	(15,828)
Provisions for impairment on real estate	123,442	31,236
Change in assets and liabilities
Accounts receivable and other assets	(59,747)	(7,886)
Accounts payable, accrued expenses and other liabilities	(6,082)	14,010
Net cash provided by operating activities	809,805	777,706
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,286,289)	(2,019,666)
Improvements to real estate, including leasing costs	(10,336)	(15,834)
Proceeds from sales of real estate	181,925	72,601
Insurance and other proceeds received	2,874	—
Non-refundable escrow deposits	—	(7,173)
Net cash used in investing activities	(1,111,826)	(1,970,072)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(716,535)	(629,658)
Borrowings on line of credit and commercial paper program	3,141,828	1,619,282
Payments on line of credit and commercial paper program	(3,002,717)	(1,871,282)
Principal payment on term loan	(250,000)	(70,000)
Proceeds from notes and bonds payable issued	972,766	895,774
Principal payment on notes payable	(250,000)	—
Principal payments on mortgages payable	(73,711)	(19,495)
Payments upon extinguishment of debt	(9,445)	—
Proceeds from common stock offerings, net	728,883	845,061
Proceeds from dividend reinvestment and stock purchase plan	6,922	6,259
Proceeds from At-the-Market (ATM) program, net	442,157	689,641
Redemption of common units	—	(21,123)
Distributions to noncontrolling interests	(1,195)	(1,027)
Net receipts on derivative settlements	3,462	—
Debt issuance costs	(8,870)	(7,996)
Other items, including shares withheld upon vesting	(14,783)	(4,245)
Net cash provided by financing activities	968,762	1,431,191
Effect of exchange rate changes on cash and cash equivalents	1,265	(607)
Net increase in cash, cash equivalents and restricted cash	668,006	238,218
Cash, cash equivalents and restricted cash, beginning of period	71,005	21,071
Cash, cash equivalents and restricted cash, end of period	$739,011	$259,289
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
At September 30, 2020 we owned 6,588 properties, located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of approximately 108.5 million leasable square feet.
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
C. The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and recording of impairments on our properties. As a result, we have evaluated certain key assumptions involving fair value estimates of our real estate and collectability of our accounts receivable (see note 14 for our discussion of impairments). We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments as the situation continues to evolve and more information becomes available. Based on the status of our business operations as of September 30, 2020, as a result of the COVID-19 pandemic, we expect to remain in compliance with the financial covenants for our unsecured notes and credit facility over the next 12 months.

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

The FASB staff has provided clarifying guidance for leases for which the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects, though companies may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract as a practical expedient.

Instead, the company would account for rent concessions, whatever their form (e.g. rent deferral, abatement or other), either (1) as if they are part of the enforceable rights and obligations of the parties under the existing lease contract; or (2) as a lease modification. If accounting for a concession as a lease modification, the full lease modification requirements under Topic 842 apply. Under either policy election, we must continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842. If a company concludes collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received and existing operating lease receivables must be written off as an adjustment to rental revenue.

The majority of concessions granted to our tenants during the first nine months of 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions to be similar. In accordance with the April 8, 2020 guidance provided by the FASB staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted during the first nine months of 2020 increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for the three and nine months ended September 30, 2020. Similarly, rent abatements granted during the first nine months of 2020, which were also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for the three and nine months ended September 30, 2020.

We assess collectability of our future lease payments based on an analysis of creditworthiness, economic trends (including trends arising from the COVID-19 pandemic) and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we recorded a reserve of the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due.

The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rental revenue reserves	$21.8	$0.3	$29.3	$1.2
Straight-line rent reserves	2.3	0.1	5.1	1.5
Total rental revenue reserves	$24.1	$0.4	$34.4	$2.7

As of September 30, 2020, other than the information related to the reserves recorded to date, we do not have any further tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for tenants affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available. We also evaluated certain properties impacted by the COVID-19 pandemic for impairment (see note 14).
D. During the first nine months of 2020, we reclassified 'Real estate held for sale, net', which was previously presented in 'Net real estate', into a new caption entitled 'Real estate and lease intangibles held for sale, net'. The reclassification out of 'Net real estate' incorporates intangibles held for sale into a more appropriate presentation of the held for sale caption. Intangibles held for investment are included in the captions entitled 'Lease intangible assets, net' and 'Lease intangible liabilities, net' in the consolidated balance sheets. The December 31, 2019 balance sheet has been reclassified to match the current period classification.
3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable consist of the following at:	September 30, 2020	December 31, 2019
	Straight-line rent receivables	$167,470	$147,047
	Other receivables	94,282	34,922
		$261,752	$181,969

B.	Lease intangible assets, net, consist of the following at:	September 30, 2020	December 31, 2019
	In-place leases	$1,730,957	$1,612,153
	Accumulated amortization of in-place leases	(717,443)	(627,676)
	Above-market leases	835,039	710,275
	Accumulated amortization of above-market leases	(238,096)	(201,369)
		$1,610,457	$1,493,383

C.	Other assets, net, consist of the following at:	September 30, 2020	December 31, 2019
	Right of use asset - financing leases	$115,283	$36,901
	Right of use asset - operating leases, net	114,748	120,533
	Financing receivables	98,896	81,892
	Derivative assets and receivables - at fair value	14,637	12
	Goodwill	14,282	14,430
	Prepaid expenses	14,232	11,839
	Restricted escrow deposits	8,832	4,529
	Credit facility origination costs, net	8,562	11,453
	Corporate assets, net	7,485	5,251
	Impounds related to mortgages payable	5,429	12,465
	Non-refundable escrow deposits	1,000	14,803
	Value-added tax receivable	460	9,682
	Other items	1,799	4,871
		$405,645	$328,661

D.	Distributions payable consist of the following declared distributions at:	September 30, 2020	December 31, 2019
	Common stock distributions	$82,872	$76,622
	Noncontrolling interests distributions	108	106
		$82,980	$76,728

E.	Accounts payable and accrued expenses consist of the following at:	September 30, 2020	December 31, 2019
	Notes payable - interest payable	$69,383	$75,114
	Derivative liabilities and payables - at fair value	66,992	26,359
	Property taxes payable	28,669	18,626
	Value-added tax payable	5,739	13,434
	Accrued income taxes	5,550	4,450
	Accrued costs on properties under development	1,366	5,870
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,350	1,729
	Other items	27,577	31,457
		$206,626	$177,039

F.	Lease intangible liabilities, net, consist of the following at:	September 30, 2020	December 31, 2019
	Below-market leases	$452,025	$447,522
	Accumulated amortization of below-market leases	(133,335)	(114,419)
		$318,690	$333,103

G.	Other liabilities consist of the following at:	September 30, 2020	December 31, 2019
	Lease liability - operating leases, net	$117,148	$122,285
	Rent received in advance and other deferred revenue	112,003	127,687
	Lease liability - financing leases	6,178	5,946
	Security deposits	6,096	6,303
		$241,425	$262,221

4. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial tenants.
A.    Acquisitions During the First Nine Months of 2020 and 2019
Below is a summary of our acquisitions for the nine months ended September 30, 2020:

	Number of Properties	Leasable Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Nine months ended September 30, 2020 (1)
Acquisitions - U.S. (in 28 states)	154	3.0	$821.9	14.8	6.2%
Acquisitions - U.K. (2)	13	1.2	453.7	10.0	6.4%
Total acquisitions	167	4.2	1,275.6	13.1	6.3%
Properties under development - U.S.	13	0.9	23.3	16.3	6.4%
Total (3)	180	5.1	$1,298.9	13.1	6.3%
(1)None of our investments during the first nine months of 2020 caused any one tenant to be 10% or more of our total assets at September 30, 2020. All of our investments in acquired properties during the first nine months of 2020 are 100% leased at the acquisition date.
(2)Represents investments of £356.7 million Sterling during the nine months ended September 30, 2020, converted at the applicable exchange rate on the date of acquisition.
(3)The tenants occupying the new properties operate in 23 industries, and are 96.9% retail and 3.1% industrial, based on rental revenue. Approximately 56% of the rental revenue generated from acquisitions during the first nine months of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.
The acquisitions during the first nine months of 2020, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Nine months ended September 30, 2020	(USD)	(£ Sterling)
Land (1)	$226.6	£81.0
Buildings and improvements	452.8	125.4
Lease intangible assets (2)	141.8	86.3
Other assets (3)	19.5	64.0
Lease intangible liabilities (4)	(5.1)	—
Other liabilities (5)	(0.9)	—
	$834.7	£356.7
(1) U.K. land includes £6.4 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 17.5 years.
(3) U.S. other assets consists of $18.8 million financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 13.9 years.
(5) U.S. other liabilities consists entirely of lease liabilities under ground leases.
The properties acquired during the first nine months of 2020 generated total revenues of $27.5 million and net income of $9.4 million during the nine months ended September 30, 2020.

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
(1)None of our investments during 2019 caused any one tenant to be 10% or more of our total assets at September 30, 2019. All of our investments in acquired properties during the first nine months of 2019 are 100% leased at the acquisition date.
(2)Represents investments of £456.1 million Sterling during the nine months ended September 30, 2019, converted at the applicable exchange rate on the date of the acquisition.
(3) The tenants occupying the new properties operated in 19 industries, and are 89.6% retail and 10.4% industrial, based on rental revenue. Approximately 25% of the rental revenue generated from acquisitions during the first nine months of 2019 was from investment grade rated tenants, their subsidiaries or affiliated companies.
The acquisitions during the first nine months of 2019, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Nine months ended September 30, 2019	(USD)	(£ Sterling)
Land (1)	$280.1	£171.3
Buildings and improvements	993.0	189.3
Lease intangible assets (2)	124.6	98.9
Other assets (3)	54.7	—
Lease intangible liabilities (4)	(28.6)	(3.4)
Other liabilities (5)	(8.4)	—
	$1,415.4	£456.1
(1) U.K. land includes £13.6 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 15.1 years.
(3) U.S. other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 19.5 years.
(5) U.S. other liabilities consists entirely of deferred rent on certain below-market leases.
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

B.    Investments in Existing Properties
During the first nine months of 2020, we capitalized costs of $5.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $126,000 for recurring capital expenditures, and $4.0 million for non-recurring building improvements. In comparison, during the first nine months of 2019, we capitalized costs of $11.0 million on existing properties in our portfolio, consisting of $1.9 million for re-leasing costs, $577,000 for recurring capital expenditures, and $8.5 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $1.3 billion we invested during the first nine months of 2020, approximately $1.0 billion was used to acquire 96 properties with existing leases. In comparison, of the $2.0 billion we invested during the first nine months of 2019, approximately $1.23 billion was used to acquire 100 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the first nine months of 2020 and 2019 were $99.7 million and $84.5 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the first nine months of 2020 and 2019 were $20.4 million and $14.3 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2020 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2020	$(7,751)	$33,353
2021	(30,260)	127,724
2022	(28,720)	116,109
2023	(27,183)	103,910
2024	(25,600)	95,101
Thereafter	(158,739)	537,317
Totals	$(278,253)	$1,013,514

5.Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of September 30, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At September 30, 2020, credit facility origination costs of $8.6 million are included in other assets, net, as compared to $11.5 million at December 31, 2019, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At September 30, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $556.1 million, consisting entirely of £430.5 million Sterling, as compared to an outstanding balance of $704.3 million, including £169.2 million Sterling, at December 31, 2019.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.5% during the first nine months of 2020 and 3.2% during the first nine months of 2019. At September 30, 2020 and December 31, 2019, the weighted average interest rate on borrowings outstanding under our revolving credit facility was 0.8% and 2.2%, respectively. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2020, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper will rank on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility and our term loan facility and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings will be used for general corporate purposes. As of September 30, 2020, the balance of borrowings outstanding under our commercial paper program was $300.0 million. The weighted average interest rate on outstanding borrowings under our commercial paper program was 0.3% from inception of the program through September 30, 2020. At September 30, 2020, the weighted average interest rate on borrowings outstanding under our commercial paper program was 0.2%. We expect to use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
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

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan which matured June 2020 and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of deferred financing costs at September 30, 2020 of $692,000 relates to the $250.0 million term loan maturing March 2024. The net balance of deferred financing costs at December 31, 2019 of $956,000 related to the $250.0 million term loan that matured in June 2020 and the $250.0 million term loan maturing March 2024.

7.Mortgages Payable
During the first nine months of 2020, we made $73.7 million in principal payments, including the repayment of five mortgages in full for $69.2 million. During the first nine months of 2019, we made $19.5 million in principal payments, including the repayment of one mortgage in full for $15.8 million. No mortgages were assumed during the first nine months of 2020 or 2019. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2020, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $1.1 million at September 30, 2020 and $1.3 million at December 31, 2019. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of September 30, 2020 and December 31, 2019, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
9/30/2020	72	4.9%	4.6%	2.9	$334,709	$885	$335,594
12/31/2019	92	4.9%	4.6%	3.1	$408,419	$1,700	$410,119
(1)At September 30, 2020, there were 22 mortgages on 72 properties. At December 31, 2019, there were 27 mortgages on 92 properties. The mortgages require monthly payments with principal payments due at maturity. The mortgages were at fixed interest rates, except for one variable rate mortgage on one property, which has been swapped to a fixed interest rate, with a principal balance at September 30, 2020 and December 31, 2019 of $6.9 million and $7.1 million, respectively.
(2) Stated interest rates ranged from 3.8% to 6.9% at each of September 30, 2020 and December 31, 2019.
(3) Effective interest rates ranged from 3.8% to 7.6% at each of September 30, 2020 and December 31, 2019.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $1.9 million and deferred financing costs of $1.1 million, as of September 30, 2020 (dollars in millions):

Year of Maturity	Principal
2020	$10.5
2021	68.8
2022	111.8
2023	20.6
2024	112.2
Thereafter	10.8
Totals	$334.7

8.Notes Payable
A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	September 30, 2020	December 31, 2019
5.750% notes, issued in June 2010 and due in January 2021	$—	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950	—
2.730% notes, issued in May 2019 and due in May 2034 (1)	407	418
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	7,007	6,318
Unamortized net original issuance premiums and deferred financing costs	(12)	(30)
	$6,995	$6,288
(1)Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rates on September 30, 2020, and December 31, 2019, respectively.
In October 2020, we issued £400 million of 1.625% senior unsecured notes. See note 21, Subsequent Events.
The following table summarizes the maturity of our notes and bonds payable as of September 30, 2020, excluding net unamortized original issuance premiums and deferred financing costs (dollars in millions):

Year of Maturity	Principal
2022	$950
2023	750
2024	350
Thereafter	4,957
Totals	$7,007
As of September 30, 2020, the weighted average interest rate on our notes and bonds payable was 3.7% and the weighted average remaining years until maturity was 8.2 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2020. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020 where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
B.    Note Repayment
In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income for the nine months ended September 30, 2020.

C.    Note Issuances
In July 2020, we issued $350.0 million of 3.250% senior unsecured notes due January 2031 (the "2031 Notes"), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020. The public offering price was 108.241% of the principal amount, for an effective yield to maturity of 2.341% and gross proceeds of $378.8 million.

In May 2020, we issued $600.0 million of 2031 Notes. The public offering price for the notes was 98.987% of the principal amount, for an effective yield to maturity of 3.364% and gross proceeds of $593.9 million.

In June 2019, we issued $500.0 million of 3.250% senior unsecured notes due June 2029. The public offering price for the notes was 99.359% of principal amount, for an effective yield to maturity of 3.326% and gross proceeds of $496.8 million.

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
B.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At September 30, 2020, we had 26,354,637 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares of common stock issued under the ATM program	5,536,619	7,663,383	7,047,768	9,370,078
Gross proceeds	$346.5	$570.3	$442.2	$694.4

C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At September 30, 2020, we had 11,539,247 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares of common stock issued under the DRSPP program	34,604	29,801	113,421	89,219
Gross proceeds	$2.1	$2.1	$6.9	$6.3
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first nine months of 2020 or 2019.
10.    Noncontrolling Interests
The two noncontrolling interests in entities that we consolidate include an operating partnership, Realty Income, L.P., and a joint venture acquired during 2019. The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2020 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2019	$24,596	$5,106	$29,702
Reallocation of equity	(47)	—	(47)
Distributions	(972)	(223)	(1,195)
Allocation of net income	672	129	801
Carrying value at September 30, 2020	$24,249	$5,012	$29,261
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of September 30, 2020 and December 31, 2019.
At September 30, 2020 and December 31, 2019, Realty Income, L.P. and the joint venture acquired during 2019 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Net real estate	$635,619	$654,305
Total assets	721,859	744,394
Total liabilities	52,909	52,087
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

September 30, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$334.7	$343.5
Notes and bonds payable (2)	7,007.0	7,901.3

December 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$408.4	$417.7
Notes and bonds payable (2)	6,317.6	6,826.1
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $1.9 million at September 30, 2020, and $3.0 million at December 31, 2019. Also excludes deferred financing costs of $1.1 million at September 30, 2020 and $1.3 million at December 31, 2019.
(2)Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was approximately $28.2 million at September 30, 2020, and $6.3 million at December 31, 2019. Also excludes deferred financing costs of $40.3 million at September 30, 2020 and $35.9 million at December 31, 2019.
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
During September 2020, we entered into a currency exchange swap to exchange £224.9 million for $300.1 million, which matured in October 2020. The currency exchange swap was entered into to hedge our exposure to foreign currency risk associated with Sterling-denominated liabilities, with the proceeds used to pay a portion of the credit facility. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income.
In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. The treasury rate locks were designated as cash flow hedges, with any changes in fair value recorded in accumulated other comprehensive income, or AOCI. The AOCI balance associated with the treasury rate locks upon the initial issuance of the 2031 Notes in May 2020 is being amortized over the term of the 2031 Notes. During June 2020, all five treasury rate locks were terminated and we entered into six forward starting interest rate swaps with notional amounts totaling $500.0 million in a cashless settlement of the terminated treasury rate locks. The forward starting swaps were entered into to hedge our exposure to the changes in the 3-month USD-LIBOR swap rate in anticipation of potential future debt offerings through a current estimated range ending in 2023. The forward starting swaps are designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon issuance of the 2031 Notes during July 2020, the AOCI balance associated with four of the forward starting swaps with a notional amount of $350.0 million is being amortized over the term of the notes. However, we elected not to terminate the four forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship for a future debt issuance to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between May 2020 and December 2023.
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
The following table summarizes the terms and fair values of our derivative financial instruments at September 30, 2020 and December 31, 2019 (dollars in millions):

Derivative Type	Accounting Classification	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
			September 30,	December 31,				September 30,	December 31,
			2020	2019				2020	2019
Interest rate swap	Derivative	Cash flow	$6.8	$7.0	6.03%	09/25/2012	09/03/2021	$(0.2)	$(0.2)
Interest rate swap	Derivative	Cash flow	—	250.0	1.72%	06/20/2015	06/30/2020	—	(0.1)
Interest rate swap	Derivative	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(24.4)	(14.7)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(2)	05/20/2019	05/22/2034	1.5	(2.6)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(3)	05/20/2019	05/22/2034	1.5	(2.6)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(4)	05/20/2019	05/22/2034	1.2	(2.9)
Cross-currency swap (1)	Derivative	Cash flow	41.6	41.6	(5)	05/20/2019	05/22/2034	0.9	(3.2)
Currency exchange swap (1)	Derivative	N/A	300.1	—	(6)	09/01/2020	10/01/2020	9.5	—
Forward-starting swap	Derivative	Cash flow	75.0	—	2.02%	(7)	06/30/2033	(7.1)	—
Forward-starting swap	Derivative	Cash flow	75.0	—	1.94%	(7)	11/30/2032	(7.1)	—
Forward-starting swap	Derivative	Cash flow	25.0	—	1.67%	(7)	11/30/2032	(1.7)	—
Forward-starting swap	Derivative	Cash flow	125.0	—	1.75%	(7)	06/30/2033	(8.5)	—
Forward-starting swap	Hybrid debt	Cash flow	125.0	—	1.88%	(7)	11/30/2032	(11.0)	—
Forward-starting swap	Hybrid debt	Cash flow	75.0	—	2.00%	(7)	06/30/2033	(6.9)	—
			$1,223.3	$673.4				$(52.3)	$(26.3)
(1)Represents British Pound Sterling, or GBP, United States Dollar, or USD, currency instrument.
(2)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.
(3)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.
(4)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
(6) The forward GBP-USD exchange rate is 1.33. Upon maturity on October 1, 2020, we paid £224.9 million and received $300.1 million.
(7) The five treasury rate locks which were entered into during February 2020 were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement of the terminated treasury rate locks.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and nine months ended September 30, 2020, we reclassified $3.0 million and $8.3 million, respectively, from AOCI as an increase to interest expense and a $6.3 million loss and a $5.9 million gain, respectively, for cross-currency swaps into foreign exchange gains. During the three and nine months ended September 30, 2019, we reclassified $890,000 and $2.0 million, respectively, from AOCI as an increase to interest expense for our interest rate swaps and $5.7 million and $7.1 million, respectively, for the three and nine months ended September 30, 2019 for cross-currency swaps into foreign exchange gains.
We expect to reclassify $12.1 million from AOCI as an increase to interest expense relating to interest rate swaps and treasury rate locks and $1.7 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
12.     Operating Leases
A. At September 30, 2020, we owned 6,588 properties in 49 U.S. states, Puerto Rico, and the U.K. Of the 6,588 properties, 6,554, or 99.5%, are single-tenant properties, and the remaining are multi-tenant properties. At September 30, 2020, 92 properties were available for lease or sale.

Substantially all of our leases are net leases where the tenant pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales, or percentage rents, for the third quarter of 2020 and 2019 was $532,000 and $407,000, respectively. Percentage rents for the first nine months of 2020 and 2019 were $2.3 million and $4.5 million, respectively.

B. Major Tenants - No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three and nine months ended September 30, 2020 and 2019.
13.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Number of properties	37	27	66	64
Net sales proceeds	$51.3	$21.5	$184.9	$72.6
Gain on sales of real estate	$13.7	$1.7	$53.6	$15.8

14.    Impairments
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key assumptions that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures and property sales capitalization rates. If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases.
During 2020, we identified the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain tenants experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, we determined that the carrying values of 17 properties classified as held for investment for the three months ended September 30, 2020, and 25 properties classified as held for investment for the nine months ended September 30, 2020 were not recoverable. As a result, we recorded provisions for impairment of $81.6 million for the three months ended September 30, 2020, and $89.8 million for the nine months ended September 30, 2020, on the applicable properties impacted by the COVID-19 pandemic. Of the provisions for impairment recorded during the third quarter of 2020 for properties impacted by the COVID-19 pandemic, a total of 12 assets occupied by certain of our tenants in the theater industry were impaired for $79.0 million. Impairments recorded on other properties during the three and nine months ended September 30, 2020 totaled $23.5 million and $33.6 million respectively.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total provisions for impairment	$105.1	$13.5	$123.4	$31.2
Number of properties:
Classified as held for sale	8	1	9	1
Classified as held for investment	18	2	28	4
Sold	17	24	31	36
15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the first nine months of 2020 and 2019:

Month	2020	2019
January	$0.2275	$0.2210
February	0.2325	0.2255
March	0.2325	0.2255
April	0.2330	0.2260
May	0.2330	0.2260
June	0.2330	0.2260
July	0.2335	0.2265
August	0.2335	0.2265
September	0.2335	0.2265
Total	$2.0920	$2.0295
At September 30, 2020, a distribution of $0.2340 per common share was payable and was paid in October 2020.

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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average shares used for the basic net income per share computation	346,476,217	319,945,932	342,214,164	311,556,279
Incremental shares from share-based compensation	273,257	317,085	269,054	309,131
Weighted average shares used for diluted net income per share computation	346,749,474	320,263,017	342,483,218	311,865,410
Unvested shares from share based compensation that were anti-dilutive	59,042	7,892	57,192	6,529
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	463,119	463,119	434,981
17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $224.7 million in the first nine months of 2020 and $214.2 million in the first nine months of 2019.
Cash paid for income taxes was $8.1 million in the first nine months of 2020 and $3.6 million in the first nine months of 2019.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. During the first nine months of 2020, the fair value of net derivative liabilities increased by $26.0 million.
B. Non-refundable deposits from 2019 of $13.8 million were applied to acquisitions during the first nine months of 2020.
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
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents shown in the consolidated balance sheets	$724,750	$236,064
Restricted escrow deposits (1)	8,832	11,474
Impounds related to mortgages payable (1)	5,429	11,751
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$739,011	$259,289
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
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants (dollars in thousands):

Assets, as of:	September 30, 2020	December 31, 2019
Segment net real estate:
Automotive service	$289,640	$288,453
Automotive tire services	226,717	232,709
Beverages	281,881	279,373
Child care	214,718	208,326
Convenience stores	2,088,385	2,057,157
Dollar stores	1,429,292	1,427,950
Drug stores	1,573,196	1,618,854
Financial services	377,968	389,634
General merchandise	570,622	475,418
Grocery stores - U.S.	900,996	922,349
Grocery stores - U.K.	725,243	663,210
Health and fitness	1,067,643	1,019,796
Home improvement - U.S.	547,396	495,305
Restaurants-casual dining	541,710	576,526
Restaurants-quick service	1,067,096	1,059,155
Theaters - U.S.	777,532	878,103
Transportation services	706,159	769,614
Wholesale club	410,791	396,690
Other non-reportable segments	2,985,389	2,738,150
Total net real estate	16,782,374	16,496,772
Intangible assets:
Automotive service	55,792	58,854
Automotive tire services	6,154	7,322
Beverages	2,641	1,509
Child care	20,346	21,997
Convenience stores	123,841	131,808
Dollar stores	79,338	82,701
Drug stores	171,674	183,319
Financial services	15,311	17,130
General merchandise	80,153	66,135
Grocery stores - U.S.	184,017	180,197
Grocery stores - U.K.	205,800	153,407
Health and fitness	69,704	74,428
Home improvement - U.S.	97,207	72,979
Restaurants-casual dining	21,241	23,289
Restaurants-quick service	48,759	52,353
Theaters - U.S.	29,142	36,089
Transportation services	53,288	66,055
Wholesale club	37,331	23,372
Other non-reportable segments	308,947	240,439
Other corporate assets	1,392,310	564,641
Total assets	$19,785,370	$18,554,796

	Three months ended September 30,		Nine months ended September 30,
Revenue	2020	2019	2020	2019
Segment rental revenue:
Automotive service	$8,763	$8,505	$26,094	$23,735
Automotive tire services	7,847	7,766	23,795	23,517
Beverages	8,071	7,988	24,062	23,819
Child care	8,710	7,837	26,959	23,425
Convenience stores	47,807	41,286	141,310	123,932
Dollar stores	31,710	25,213	94,696	75,311
Drug stores	35,043	31,902	105,959	97,414
Financial services	7,583	7,585	22,700	22,997
General merchandise	12,937	9,594	36,341	25,115
Grocery stores - U.S.	19,451	17,673	58,444	51,009
Grocery stores - U.K.	12,858	6,618	35,001	9,533
Health and fitness	25,905	26,437	82,145	78,915
Home improvement - U.S.	11,373	10,950	34,065	31,430
Restaurants-casual dining	11,731	10,939	35,699	33,614
Restaurants-quick service	23,047	21,880	65,224	65,124
Theaters - U.S.	12,781	24,002	61,795	62,567
Transportation services	15,981	16,109	47,941	48,327
Wholesale club	9,611	9,468	28,788	28,525
Other non-reportable segments and tenant reimbursements	90,660	80,560	273,209	242,292
Rental (including reimbursable)	401,869	372,312	1,224,227	1,090,601
Other	2,703	1,935	9,322	3,461
Total revenue	$404,572	$374,247	$1,233,549	$1,094,062
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $3.0 million during the third quarter of 2020, $3.2 million during the third quarter of 2019, $13.4 million during the first nine months of 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO") upon his departure from the Company) and $10.5 million during the first nine months of 2019. Upon the departure of our former CFO in the first quarter of 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.
A.    Restricted Stock
During the first nine months of 2020, we granted 102,473 shares of common stock under the 2012 Plan. This included 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2020, 24,000 shares of which vested immediately and 12,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards vest over a four-year service period, with the exception of shares granted to our independent directors, and 4,541 shares granted to our former CFO, which vested upon his departure from the Company.
As of September 30, 2020, the remaining unamortized share-based compensation expense related to restricted stock totaled $10.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the first nine months of 2020, we granted 83,379 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the first nine months of 2020, we also granted 9,966 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of September 30, 2020, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $10.9 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The restricted stock units are being recognized on a straight-line basis over the service period.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At September 30, 2020, we had commitments of $10.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2020, we had committed $96.1 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
21.    Subsequent Events
•In October 2020, our Board of Directors appointed Christie Kelly as Executive Vice President, Chief Financial Officer and Treasurer, effective January 19, 2021. Ms. Kelly joined our Board of Directors in November 2019 and currently serves as a member of the Audit Committee. Effective upon the appointment of Ms. Kelly to Chief Financial Officer on January 19, 2021, she will resign from our Board of Directors.
•In October 2020, we declared a dividend of $0.234 per share to our common stockholders, which will be paid in November 2020.
•In October 2020, we issued £400 million of 1.625% senior unsecured notes due December 2030. The public offering price for these notes was 99.191% of the principal amount, for an effective annual yield to maturity of 1.712%. The proceeds of approximately £396.8 million from this offering were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement and, to the extent not used for those purposes, to fund potential investment opportunities and for other general corporate purposes.

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
•Our access to capital and other sources of funding;
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
Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
•Our continued qualification as a real estate investment trust;
•General domestic and foreign business and economic conditions;
•Competition;
•Fluctuating interest and currency rates;
•Access to debt and equity capital markets;
•Continued volatility and uncertainty in the credit markets and broader financial markets;
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
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019, those discussed in this section and in "Item 1.A.- Risk Factors" in Part II of this report.
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
At September 30, 2020, we owned a diversified portfolio:
•Of 6,588 properties;
•With an occupancy rate of 98.6%, or 6,496 properties leased and 92 properties available for lease or sale;
•Doing business in 51 separate industries;
•Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 108.5 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,470 square feet; approximately 12,220 square feet per retail property and 223,320 square feet per industrial property.
Of the 6,588 properties in the portfolio at September 30, 2020, 6,554, or 99.5%, are single-tenant properties, of which 6,465 were leased, and the remaining are multi–tenant properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from tenants for recoverable real estate taxes and operating expenses totaling $18.0 million and $15.5 million for the third quarters of 2020 and 2019, respectively, and $59.4 million and $49.3 million for the first nine months of 2020 and 2019, respectively.
Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net lease agreements produces consistent and predictable income over time. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, tenants of our properties typically pay rent increases based on: (1) fixed increases, (2) increases in the consumer price index (typically subject to ceilings), or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term lease agreements with commercial tenants generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by tenant, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of September 30, 2020, consisted of 6,588 properties located in 49 U.S. states, Puerto Rico and the U.K., and doing business in 51 industries. None of the 51 industries represented in our property portfolio accounted for more than 12.1% of our annualized contractual rental revenue as of September 30, 2020.
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
From a retail perspective, our investment strategy is to target tenants that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position tenants to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail contractual rental revenue at September 30, 2020 is derived from tenants with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
Prior to entering into any transaction, our research department conducts a review of a tenant’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates. We continue to monitor our tenants’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management. At September 30, 2020, approximately 49% of our total annualized contractual rental revenue comes from properties leased to investment grade rated companies, their subsidiaries or affiliated companies. At September 30, 2020, our top 20 tenants (based on percentage of total portfolio annualized contractual rental revenue) represented approximately 53% of our annualized revenue and 12 of these tenants have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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

RECENT DEVELOPMENTS
Theater Industry Update
As of September 30, 2020, the theater industry represented 5.7% of annualized contractual rental revenue. Given the ongoing disruption to the industry due to the COVID-19 pandemic, we performed a property-level analysis on the collectability of rent for our 78 theater properties, including the gross receivables outstanding as of September 30, 2020, totaling $44.9 million. Our analysis involved the assignment of quartile rankings for each asset’s pre-pandemic EBITDAR relative to each operator’s overall footprint. Other criteria utilized included an analysis of the property’s pre-pandemic annual EBITDA generation before corporate overhead, and real estate fundamentals.

As a result of this analysis, we determined that for 31 of the 78 theater properties it was no longer probable that we would collect substantially all of contractual rents due. As a conservative measure, we fully reserved for six additional theater properties for which we do not possess unit level financial information. Consequently, we reserved for 100% of the outstanding receivables for 37 theater properties and will account prospectively for these leases on a cash accounting basis. The aggregate reserve associated with outstanding receivables for these properties totaled $17.2 million, approximately $1.6 million of which was a reserve for straight-line rent receivables. The dilution for the third quarter of 2020 as a result of establishing these reserves for our theater portfolio is $0.05 per share to our net income and FFO and $0.04 per share to our AFFO. The monthly contractual rent associated with these properties totals approximately $2.8 million.

Additionally, during the third quarter, we recorded provisions for impairment on 12 of the 37 theater properties for $79.0 million. Impairment charges are not included in Nareit-defined FFO or in our calculation of AFFO.

See "Item 1A--Risk Factors" in Part II of this Quarterly Report on Form 10-Q for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our tenants and our business, results of operations, financial condition and liquidity.
Increases in Monthly Dividends to Common Stockholders
We have continued our 51-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2020. As of October 2020, we have paid 92 consecutive quarterly dividend increases and increased the dividend 108 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2020:

2020 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050
3rd increase	Mar 2020	Apr 2020	$0.2330	$0.0005
4th increase	Jun 2020	Jul 2020	$0.2335	$0.0005
5th increase	Sep 2020	Oct 2020	$0.2340	$0.0005
The dividends paid per share during the first nine months of 2020 totaled approximately $2.092, as compared to approximately $2.030 during the first nine months of 2019, an increase of $0.062, or 3.1%.
The monthly dividend of $0.234 per share represents a current annualized dividend of $2.808 per share, and an annualized dividend yield of approximately 4.6% based on the last reported sale price of our common stock on the NYSE of $60.75 on September 30, 2020. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Third Quarter and First Nine Months of 2020
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Leasable Square Feet (in millions)	Investment ($ in millions)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended September 30, 2020 (1)
Acquisitions - U.S. (in 21 states)	74	1.2	$409.2	15.2	5.9%
Acquisitions - U.K. (2)	7	0.7	230.0	8.9	7.5%
Total acquisitions	81	1.9	639.2	12.6	6.4%
Properties under development - U.S.	8	0.7	19.4	18.0	5.9%
Total (3)	89	2.6	$658.6	12.7	6.4%

Nine months ended September 30, 2020 (1)
Acquisitions - U.S. (in 28 states)	154	3.0	$821.9	14.8	6.2%
Acquisitions - U.K. (2)	13	1.2	453.7	10.0	6.4%
Total acquisitions	167	4.2	1,275.6	13.1	6.3%
Properties under development - U.S.	13	0.9	23.3	16.3	6.4%
Total (4)	180	5.1	$1,298.9	13.1	6.3%
(1)None of our investments during the three and nine months ended September 30, 2020 caused any one tenant to be 10% or more of our total assets at September 30, 2020. All of our investments in acquired properties during the three and nine months ended September 30, 2020 are 100% leased at the acquisition date.
(2)Represents investments of £176.6 million Sterling during the three months ended September 30, 2020 and £356.7 million Sterling during the nine months ended September 30, 2020 converted at the applicable exchange rate on the date of acquisition.
(3)The tenants occupying the new properties operate in 15 industries, and are 97.2% retail and 2.8% industrial, based on rental revenue. Approximately 73% of the rental revenue generated from acquisitions during the third quarter of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.
(4)The tenants occupying the new properties operate in 23 industries, and are 96.9% retail and 3.1% industrial, based on rental revenue. Approximately 56% of the rental revenue generated from acquisitions during the first nine months of 2020 is from investment grade rated tenants, their subsidiaries or affiliated companies.

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
Portfolio Discussion
 Leasing Results
At September 30, 2020, we had 92 properties available for lease or sale out of 6,588 properties in our portfolio, which represents a 98.6% occupancy rate based on the number of properties in our portfolio.

The following tables summarizes our leasing results for the periods indicated below:

Properties available for lease at June 30, 2020	101
Lease expirations	98
Re-leases to same tenant (1)	(75)
Re-leases to new tenant (1)(2)	(5)
Vacant dispositions	(27)
Properties available for lease at September 30, 2020	92
(1)The annual new rent on these re-leases was $12.3 million, as compared to the previous annual rent of $12.4 million on the same properties, representing a rent recapture rate of 99.2% on the properties re-leased during the quarter ended September 30, 2020.
(2)Re-leased two properties to new tenants without a period of vacancy, and three properties to new tenants after a period of vacancy.

Properties available for lease at December 31, 2019	94
Lease expirations	288
Re-leases to same tenant (1)	(225)
Re-leases to new tenant (1)(2)	(13)
Vacant dispositions	(52)
Properties available for lease at September 30, 2020	92
(1)The annual new rent on these re-leases was $45.5 million, as compared to the previous annual rent of $45.6 million on the same properties, representing a rent recapture rate of 99.8% on the properties re-leased during the first nine months of 2020.
(2)Re-leased five properties to new tenants without a period of vacancy, and eight properties to new tenants after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide tenant rent concessions. We do not consider the collective impact of the leasing commissions or tenant rent concessions to be material to our financial position or results of operations.
At September 30, 2020, our average annualized rental revenue was approximately $15.26 per square foot on the 6,496 leased properties in our portfolio. At September 30, 2020, we classified 32 properties, with a carrying amount of $41.1 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
In the third quarter of 2020, we capitalized costs of $727,000 on existing properties in our portfolio, which primarily relates to non-recurring building improvements. In the first nine months of 2020, we capitalized costs of $5.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $126,000 for recurring capital expenditures, and $4.0 million for non-recurring building improvements.
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
Equity Capital Raising
During the third quarter of 2020, we raised $348.6 million from the sale of common stock at a weighted average price of $62.57, primarily through our At-The-Market ("ATM") Program.

During the first nine months of 2020, we raised $1.2 billion from the sale of common stock at a weighted average price of $71.16, primarily from 9,690,500 shares issued in an overnight underwritten public offering during the first quarter of 2020, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares, and 7,047,768 shares from the sale of common stock under our ATM Program.

Chief Financial Officer (CFO) and Treasurer Transition
In March 2020 and as previously announced, Paul Meurer, our former EVP, Chief Financial Officer, departed from the Company. As a result of Mr. Meurer's departure, we recognized an executive severance charge of $3.5 million during the first quarter of 2020, consisting of $1.6 million of cash, $1.8 million related to share–based compensation expense and $58,000 of professional fees.
In October 2020, our Board of Directors appointed Christie Kelly as Executive Vice President, Chief Financial Officer and Treasurer, effective January 19, 2021. Ms. Kelly joined our Board of Directors in November 2019 and currently serves as a member of the Audit Committee. Effective upon the appointment of Ms. Kelly to Chief Financial Officer on January 19, 2021, she will resign from our Board of Directors.
Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Proceeds from commercial paper borrowings will be used for general corporate purposes. As of September 30, 2020, the balance of borrowings outstanding under our commercial paper program was $300.0 million. We expect to use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
Note Issuances
In October 2020, we issued £400 million of 1.625% senior unsecured notes due December 2030. The public offering price for these notes was 99.191% of the principal amount, for an effective annual yield to maturity of 1.712% and gross proceeds of £396.8 million. The proceeds from this offering were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement and, to the extent not used for those purposes, to fund potential investment opportunities and for other general corporate purposes.
In July 2020, we issued $350 million of 3.250% senior unsecured notes due January 2031 (the "2031" Notes), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020. The public offering price was 108.241% of the principal amount, for an effective yield to maturity of 2.341% and gross proceeds of $378.8 million.

In May 2020, we issued $600.0 million of 2031 Notes. The public offering price for the notes was 98.987% of the principal amount, for an effective yield to maturity of 3.364% and gross proceeds of approximately $593.9 million.

The proceeds from each of the offerings of 2031 Notes were used to repay borrowings outstanding under our credit facility, and, to the extent not used for these purposes, to fund potential investment opportunities, and for other general corporate purposes.
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

As a result of this challenging environment, we continue to work diligently with our tenants most affected by the pandemic to understand their business operations and financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our tenants, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our tenants.

The majority of lease concessions granted to our tenants during the first nine months of 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under GAAP), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants. We believe that not all tenant requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of October 31, 2020

	Month Ended July 31, 2020	Month Ended August 31, 2020	Month Ended September 30, 2020	Quarter Ended September 30, 2020	Month Ended October 31, 2020

Contractual rent collected(1) across total portfolio	91.8%	93.3%	94.1%	93.1%	92.9%
Contractual rent collected(1) from top 20 tenants(2)	90.0%	91.6%	91.8%	91.1%	89.9%
Contractual rent collected(1) from investment grade tenants(3)	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Collection rates are calculated as the aggregate cash rent collected for the applicable period from the beginning of that applicable period through October 31, 2020, divided by the contractual cash rent charged for the applicable period. Cash rent collected is defined as amounts received including amounts in transit, where the tenant has confirmed payment is in process. Rent collection percentages are calculated based on contractual base rents (excluding percentage rents and tenant reimbursements). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual base rents from any tenants in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing total portfolio annualized contractual revenue.
(2) We define top 20 tenants as our 20 largest tenants based on percentage of total portfolio annualized contractual rental revenue as of the most recent reported period.
(3) We define investment grade tenants as tenants with a credit rating, and tenants that are subsidiaries or affiliates of companies with a credit rating, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

The following table provides information relating to percentage of total contractual rent due and collected for the indicated periods:

	Percentage of Total Contractual Rent Due By Month(1)				Percentage of Total Contractual Rent Collected By Month(1)
	October 2020	September 2020	August 2020	July 2020	October 2020	September 2020	August 2020	July 2020
U.S.
Aerospace	0.6%	0.7%	0.7%	0.7%	0.6%	0.7%	0.7%	0.7%
Apparel stores	1.3	1.3	1.3	1.4	1.3	1.3	1.3	1.4
Automotive collision services	1.1	1.2	1.2	1.1	1.1	1.2	1.2	1.1
Automotive parts	1.6	1.6	1.6	1.6	1.6	1.6	1.6	1.6
Automotive service	2.5	2.5	2.5	2.5	2.5	2.5	2.5	2.5
Automotive tire services	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0
Beverages	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0
Child care	2.1	2.1	2.1	2.2	2.1	2.1	2.1	1.9
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.6	0.6	0.6	0.6	0.6	0.6
Convenience stores	12.1	12.3	12.4	12.2	12.0	12.2	12.3	12.2
Crafts and novelties	0.9	0.9	0.8	0.8	0.9	0.9	0.8	0.8
Diversified industrial	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
Dollar stores	7.8	7.8	7.9	7.9	7.8	7.8	7.8	7.9
Drug stores	8.4	8.5	8.6	8.6	8.4	8.5	8.6	8.6
Education	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.1
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.1
Equipment services	0.4	0.4	0.4	0.4	0.4	0.4	0.4	0.4
Financial services	1.9	1.9	1.9	1.9	1.9	1.9	1.9	1.9
Food processing	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
General merchandise	3.0	2.9	2.9	2.8	3.0	2.9	2.9	2.8
Government services	0.6	0.7	0.7	0.7	0.6	0.6	0.7	0.7
Grocery stores	5.0	5.1	5.0	5.1	5.0	5.1	5.0	5.1
Health and beauty	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Health and fitness	7.0	7.2	7.2	7.2	5.8	5.4	6.0	6.1
Health care	1.6	1.6	1.6	1.6	1.6	1.6	1.6	1.6
Home furnishings	0.7	0.8	0.8	0.8	0.6	0.7	0.7	0.7
Home improvement	3.0	2.9	2.9	2.9	3.0	2.9	2.9	2.9
Machinery	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.6	1.6	1.6	1.6	1.6	1.6
Office supplies	0.2	0.2	0.2	0.2	0.1	0.2	0.1	0.1
Other manufacturing	0.6	0.6	0.6	0.6	0.6	0.6	0.6	0.6
Packaging	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.7	0.7	0.7	0.7	0.7	0.7
Restaurants - casual dining	3.0	3.0	3.0	3.1	2.7	2.8	2.8	2.8
Restaurants - quick service	5.6	5.7	5.7	5.8	5.6	5.6	5.0	5.0
Shoe stores	0.2	0.2	0.2	0.2	0.2	0.2	0.2	*
Sporting goods	0.7	0.8	0.8	0.8	0.7	0.8	0.8	0.8
Telecommunications	0.5	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Theaters	5.6	5.8	5.8	5.8	0.4	2.3	1.6	0.9
Transportation services	4.1	4.2	4.2	4.2	4.1	4.2	4.2	4.2
Wholesale clubs	2.5	2.4	2.4	2.4	2.5	2.4	2.4	2.4
Other	0.2	0.1	0.1	0.2	0.1	0.1	0.1	0.1
Total U.S.	95.3%	96.4%	96.5%	96.7%	88.2%	90.5%	89.8%	88.5%
U.K.
Grocery stores	3.7	3.2	3.3	3.2	3.7	3.2	3.3	3.2
Health care	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Home improvement	0.9	0.3	0.1	—	0.9	0.3	0.1	—
Theaters	*	*	*	*	—	—	—	—
Total U.K.	4.7%	3.6%	3.5%	3.3%	4.7%	3.6%	3.5%	3.3%
Totals	100.0%	100.0%	100.0%	100.0%	92.9%	94.1%	93.3%	91.8%
* Less than 0.1%
(1) Collection rates are calculated as the aggregate cash rent collected for the applicable period from the beginning of that applicable period through October 31, 2020, divided by the contractual cash rent charged for the applicable period. Cash rent collected is defined as amounts received including amounts in transit, where the tenant has confirmed payment is in process. Rent collection percentages are calculated based on contractual base rents (excluding percentage rents and tenant reimbursements). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual base rents from any tenants in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the industry percentages above may differ from industry percentages calculated utilizing total portfolio annualized contractual revenue.

As the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our tenants to continue to pay rent to us may further diminish, and therefore we cannot assure you that our historical rental collections are indicative of our rental collections in November or in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the foreseeable future may decline relative to the first nine months of 2020, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Summarized Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase (Decrease)
					Three months	Nine months
	2020	2019	2020	2019
Total revenue	$404.6	$374.2	$1,233.5	$1,094.1	8.1%	12.7%
Net income available to common stockholders (1)	$22.9	$101.0	$277.6	$307.2	(77.3)%	(9.6)%
Net income per share (2)	$0.07	$0.32	$0.81	$0.98	(78.1)%	(17.3)%
Funds from operations (FFO) available to common stockholders	$283.0	$262.0	$848.4	$759.2	8.0%	11.7%
FFO per share (2)	$0.82	$0.82	$2.48	$2.43	—%	2.1%
Adjusted funds from operations (AFFO) available to common stockholders	$282.5	$265.4	$875.0	$768.0	6.4%	13.9%
AFFO per share (2)	$0.81	$0.83	$2.55	$2.46	(2.4)%	3.7%
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
Our financial results in the first nine months of 2020 were impacted by the following transactions:(i) $123.4 million of provisions for impairment in first nine months of 2020, of which $105.1 million related to the third quarter, (ii) $34.4 million in reserves recorded as a reduction of rental revenue in the first nine months of 2020, of which $24.1 million related to the third quarter, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021 recorded in the first quarter of 2020, and (iv) a $3.5 million executive severance charge for our former CFO also recorded in the first quarter of 2020.
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

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings on our credit facility and under our commercial paper program and through public securities offerings.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2020, our total outstanding borrowings of senior unsecured notes and bonds, term loans, mortgages payable, credit facility borrowings and commercial paper were $8.45 billion, or approximately 28.4% of our total market capitalization of $29.77 billion.
We define our total market capitalization at September 30, 2020 as the sum of:
•Shares of our common stock outstanding of 350,595,869, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $60.75 per share on September 30, 2020, or $21.33 billion;
•Outstanding borrowings of $556.1 million on our revolving credit facility, consisting entirely of Sterling-denominated borrowings of £430.5 million, and $300.0 million on our commercial paper program;
•Outstanding mortgages payable of $334.7 million, excluding net mortgage premiums of $1.9 million and deferred financing costs of $1.1 million;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $692,000; and
•Outstanding senior unsecured notes and bonds of $7.01 billion, including a Sterling-denominated private placement of £315.0 million, and excluding unamortized net original issuance premiums of $28.2 million and deferred financing costs of $40.3 million.
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
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During the third quarter of 2020, we issued 5,536,619 shares and raised approximately $346.5 million of gross proceeds under the ATM program. During the first nine months of 2020, we issued 7,047,768 shares and raised approximately $442.2 million of gross proceeds under the ATM program. At September 30, 2020, we had 26,354,637 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
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
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the first nine months of 2020. At September 30, 2020, we had 11,539,247 shares remaining for future issuance under our DRSPP program. During the third quarter of 2020, we issued 34,604 shares and raised approximately $2.1 million under our DRSPP. During the first nine months of 2020, we issued 113,421 shares and raised approximately $6.9 million under our DRSPP.
Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of September 30, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At September 30, 2020, we had a borrowing capacity of $2.4 billion available on our revolving credit facility and an outstanding balance of $556.1 million, consisting entirely of £430.5 million Sterling. The weighted average interest rate on borrowings under our revolving credit facility during the first nine months of 2020 was 1.5% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2020, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At September 30, 2020, we had an outstanding balance of $300.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.3% from inception of the plan through September 30, 2020. We expect to use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.
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
Mortgage Debt
As of September 30, 2020, we had $334.7 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at September 30, 2020, we had net premiums totaling $1.9 million on these mortgages and deferred financing costs of $1.1 million. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the first nine months of 2020, we made $73.7 million in principal payments, including the repayment of five mortgages in full for $69.2 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of September 30, 2020, sorted by maturity date (dollars in millions):

3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022	$950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950
2.730% notes, issued in May 2019 and due in May 2034 (1)	407
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$7,007
Unamortized net original issuance premiums and deferred financing costs	(12)
$6,995
(1) Represents the principal balance (in U.S. dollars) of the Sterling-denominated private placement of £315.0 million converted at the applicable exchange rate on September 30, 2020.
In October 2020, we issued £400 million of 1.625% senior unsecured notes due in December 2030. The public offering price for these notes was 99.191% of the principal amount, for an effective yield to maturity of 1.712%. The gross proceeds of approximately £396.8 million from this offering were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement and, to the extent not used for those purposes, to fund potential investment opportunities and for other general corporate purposes.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2020. Additionally, with the exception of interest on our 1.625% senior unsecured notes due in December 2030, which is paid annually, interest on all of our senior note and bond obligations outstanding is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of September 30, 2020 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.6%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.2x
Maintenance of total unencumbered assets	> 150% of unsecured debt	257.0%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2019 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2019, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at September 30, 2020 (in thousands, for trailing twelve months):

Net income available to common stockholders	$406,852
Plus: interest expense, excluding the amortization of deferred financing costs	295,625
Plus: loss on extinguishment of debt	9,819
Plus: provision for taxes	11,929
Plus: depreciation and amortization	658,591
Plus: provisions for impairment	132,392
Plus: pro forma adjustments	64,837
Less: gain on sales of real estate	(67,733)

Income available for debt service, as defined	$1,512,312

Total pro forma debt service charge	$288,566

Debt service and fixed charge coverage ratio	5.2
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2020, we had cash and cash equivalents totaling $724.8 million, inclusive of £172.9 million Sterling.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2020, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at September 30, 2020: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our ratings as of September 30, 2020, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of September 30, 2020 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Tenants (7)	Other (8)	Totals
2020	$300.0	$—	$—	$10.5	$60.1	$0.4	$3.4	$46.5	$420.9
2021	—	—	—	68.8	290.4	1.5	13.6	59.9	434.2
2022	—	950.0	—	111.8	286.6	1.6	13.4	—	1,363.4
2023	556.1	750.0	—	20.6	248.4	1.6	13.5	—	1,590.2
2024	—	350.0	250.0	112.2	204.1	1.6	13.6	—	931.5
Thereafter	—	4,957.0	—	10.8	1,290.9	20.2	69.1	—	6,348.0
Totals	$856.1	$7,007.0	$250.0	$334.7	$2,380.5	$26.9	$126.6	$106.4	$11,088.2
(1)The initial term of the credit facility, representing $556.1 million of the outstanding borrowings at September 30, 2020, expires in March 2023 and includes, at our option, two six-month extensions. The commercial paper borrowings outstanding at September 30, 2020 totaled $300.0 million and matured on October 1, 2020. Upon settlement of a GBP/ USD currency exchange swap arrangement on October 1, 2020, we received $300.1 million upon our payment of £224.9 million, which was used to repay the outstanding borrowings under our commercial paper program.
(2)Excludes non-cash original issuance discounts and premiums recorded on notes payable of $28.2 million and deferred financing costs of $40.3 million. The table of obligations also excludes the October 2020 issuance of £400 million of senior unsecured notes due December 2030.
(3)Excludes deferred financing costs of $692,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $1.9 million and deferred financing costs of $1.1 million.
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
(8)“Other” consists of $96.1 million of commitments under construction contracts and $10.3 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
Our revolving credit facility, commercial paper program, term loans, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2019, our cash distributions to common stockholders totaled $852.1 million, or approximately 128.9% of our taxable income of $661.0 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations and cash on hand are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the first nine months of 2020 totaled $716.5 million, representing 81.9% of our adjusted funds from operations available to common stockholders of $875.0 million. In comparison, our 2019 cash distributions to common stockholders totaled $852.1 million, representing 81.2% of our adjusted funds from operations available to common stockholders of $1.05 billion.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheets. Our strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if our strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, they could have a material impact on our results of operations.

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. As of September 30, 2020, other than the information related to the reserves we have recorded to date, we do not have any further tenant specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our tenants operate. These impacts may continue and increase in severity as the duration of the pandemic lengthens, which may, in turn, adversely impact the fair value estimates of our real estate and require the recording of impairments on our properties. As a result, we evaluated certain key assumptions involving fair value estimates of our real estate, recording of impairments on our properties and collectability of our accounts receivable. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available.
The following is a comparison of our results of operations for the three and nine months ended September 30, 2020, to the three and nine months ended September 30, 2019.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		Increase
	2020	2019	2020	2019	Three months	Nine months
REVENUE
Rental (excluding reimbursable)	$383,845	$356,789	$1,164,873	$1,041,327	$27,056	$123,546
Rental (reimbursable)	18,024	15,523	59,354	49,274	2,501	10,080
Other	2,703	1,935	9,322	3,461	768	5,861
Total revenue	$404,572	$374,247	$1,233,549	$1,094,062	$30,325	$139,487
Rental Revenue (excluding reimbursable)
The increase in rental revenue (excluding reimbursable) in the third quarter of 2020 compared to the third quarter of 2019 is primarily attributable to:

•The 171 properties (5.0 million square feet) we acquired in 2020, which generated $12.6 million of rent in the third quarter of 2020;
•The 779 properties (13.4 million square feet) we acquired in 2019, which generated $57.1 million of rent in the third quarter of 2020, compared to $26.1 million in the third quarter of 2019, an increase of $31.0 million;

•A net increase in straight-line rent and other non-cash adjustments to rent of $1.9 million in the third quarter of 2020 as compared to the third quarter of 2019; partially offset by
•Same store rents generated on 5,511 properties (86.2 million square feet) during the third quarter of 2020 and 2019, decreased by $13.9 million, or (4.4)%, to $303.0 million from $316.9 million;
•A net decrease of $2.8 million relating to properties sold in the third quarter of 2020 and throughout 2019 that were reported in continuing operations; and
•A net decrease of $1.7 million relating to the aggregate of (i) rental revenue from properties (124 properties comprising 2.9 million square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for eight properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $5.9 million in the third quarter of 2020, compared to $7.6 million in the third quarter of 2019.

The increase in rental revenue (excluding reimbursable) in the first nine months of 2020 compared to the first nine months of 2019 is primarily attributable to:

•The 171 properties (5.0 million square feet) we acquired in the first nine months of 2020, which generated $24.5 million of rent in the first nine months of 2020;
•The 779 properties (13.4 million square feet) we acquired in 2019, which generated $174.5 million of rent in the first nine months of 2020, compared to $44.9 million in the first nine months of 2019, an increase of $129.6 million; partially offset by
•Same store rents generated on 5,511 properties (86.2 million square feet) during the first nine months of 2020 and 2019, decreased by $14.6 million or (1.5)%, to $937.2 million from $951.8 million;
•A net decrease in straight-line rent and other non-cash adjustments to rent of $3.0 million in the first nine months of 2020 as compared to the first nine months of 2019;
•A net decrease of $9.6 million relating to properties sold in the first nine months of 2020 and during 2019 that were reported in continuing operations; and
•A net decrease of $3.4 million relating to the aggregate of (i) rental revenue from properties (124 properties comprising 2.9 million square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for eight properties under development, and (iii) lease termination settlements. In aggregate, the revenues for these items totaled $18.4 million in the first nine months of 2020 compared to $21.8 million in the first nine months of 2019.
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

Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental income was negatively impacted by reserves recorded as reductions of rental revenue of $19.9 million for the three months ended September 30, 2020 compared to $241,000 for the three months ended September 30, 2019, and $26.5 million for the nine months ended September 30, 2020 compared to $1.2 million for the nine months ended September 30, 2019. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the decreases for the three and nine months ended September 30, 2020 relative to the comparable periods for 2019 would have been (4.6)% and (5.9)%, respectively.

Rental revenue was negatively impacted by rent reserves throughout 2020, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rental revenue reserves	$21.8	$0.3	$29.3	$1.2
Straight-line rent reserves	2.3	0.1	5.1	1.5
Total rental revenue reserves	$24.1	$0.4	$34.4	$2.7
Of the 6,588 properties in the portfolio at September 30, 2020, 6,554, or 99.5%, are single-tenant properties and the remaining are multi-tenant properties. Of the 6,554 single-tenant properties, 6,465, or 98.6%, were net leased at September 30, 2020. Of our 6,465 leased single-tenant properties, 5,527 or 85.5% were under leases that provide for increases in rents through:
•Base rent increases tied to a consumer price index (typically subject to ceilings);
•Percentage rent based on a percentage of the tenants’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $532,000 in the third quarter of 2020, $407,000 in the third quarter of 2019, $2.3 million in the first nine months of 2020, and $4.5 million in the first nine months of 2019. We anticipate percentage rent to be less than 1% of rental revenue for 2020.
At September 30, 2020, our portfolio of 6,588 properties was 98.6% leased with 92 properties available for lease, as compared to 98.6% leased, with 94 properties available for lease at December 31, 2019, and 98.3% leased with 102 properties available for lease at September 30, 2019. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses. The increase in tenant reimbursements for the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The increase in other revenue in the third quarter of 2020 and first nine months of 2020 compared to the same periods of 2019 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to the first nine months of 2019. In addition, interest income from our money market accounts was higher during the first nine months of 2020 than the comparative period in 2019, which is primarily due to higher average investment balances.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		$ Increase
	2020	2019	2020	2019	Three months	Nine months
EXPENSES
Depreciation and amortization	$169,084	$149,424	$501,997	$437,367	$19,660	$64,630
Interest	76,806	73,410	230,572	215,918	3,396	14,654
Property (excluding reimbursable)	7,386	4,831	18,114	14,058	2,555	4,056
Property (reimbursable)	18,024	15,523	59,354	49,274	2,501	10,080
General and administrative (1)	16,514	16,460	56,541	50,153	54	6,388
Income taxes	4,592	1,822	10,193	4,422	2,770	5,771
Provisions for impairment	105,095	13,503	123,442	31,236	91,592	92,206
Total expenses	$397,501	$274,973	$1,000,213	$802,428	$122,528	$197,785
Total revenue (2)	$386,548	$358,724	$1,174,195	$1,044,788
General and administrative expenses as a percentage of total revenue (1)(2)	4.3%	4.6%	4.5%	4.8%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.9%	1.3%	1.5%	1.3%
(1) General and administrative expenses for the first nine months of 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense (see our discussion of Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles). In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the first nine months of 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $53,078, which was used for our calculation.
(2) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization in the third quarter and first nine months of 2020 was primarily due to the acquisition of properties during the fourth quarter of 2019 and the first nine months of 2020, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$73,174	$69,889	$218,991	$206,247
Credit facility commitment fees	958	958	2,854	2,844
Amortization of debt origination and deferred financing costs	2,584	2,552	7,752	6,930
Loss on interest rate swaps	1,123	694	3,116	2,058
Amortization of net mortgage premiums	(311)	(354)	(1,021)	(1,061)
Amortization of net note premiums	(690)	(211)	(1,096)	(784)
Other items	(32)	(118)	(24)	(316)
Interest expense	$76,806	$73,410	$230,572	$215,918

Credit facility, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$8,098,923	$7,171,012	$8,179,307	$6,991,532
Average interest rates	3.51%	3.88%	3.48%	3.93%
The increase in interest expense from 2019 to 2020 for the third quarter and first nine months is primarily due to the May and July 2020 issuances of our 2031 Notes, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, higher interest related to mortgages assumed during December 2019 and interest rate swaps, partially offset by the January 2020 repayment of our 5.750% notes due 2021, the June 2020 repayment of one of our $250.0 million term loans, and lower average interest rates.
During the first nine months of 2020, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $556.1 million was 1.5%;
•Commercial paper outstanding borrowings of $300.0 million was 0.3%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $692,000 and considering that one of our $250.0 million term loans was paid off in June 2020) was 1.8%;
•Mortgages payable of $334.7 million (excluding net premiums totaling $1.9 million and deferred financing costs of $1.1 million on these mortgages) was 4.9%;
•Notes and bonds payable of $7.01 billion (excluding net unamortized original issue premiums of $28.2 million and deferred financing costs of $40.3 million) was 3.8%; and
•Combined outstanding notes, bonds, mortgages, term loan and $3.0 billion revolving credit facility and commercial paper borrowings of $8.45 billion (excluding all net premiums and deferred financing costs) was 3.5%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with unleased properties, non-net-leased properties and general portfolio expenses. Expenses related to unleased properties and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2020, 92 properties were available for lease or sale, as compared to 94 at December 31, 2019, and 102 at September 30, 2019.

The increase in property expenses (excluding reimbursable) for the third quarter and first nine months of 2020 is primarily due to reserves for tenant reimbursements and an increase in repairs and maintenance expense.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in the third quarter and first nine months of 2020 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each period.

General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our Company, including employee–related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses increased during the first nine months of 2020 primarily due to a severance charge of $3.5 million for our former CFO, who departed the Company in March 2020, higher payroll-related costs, and higher corporate–level professional fees, partially offset by lower costs for terminated acquisitions and travel.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes accrued or paid by us and our subsidiaries. The increase in income taxes in the third quarter and first nine months of 2020 was primarily attributable to our U.K. investments, which contributed to higher U.K. income taxes as compared to the third quarter and first nine months of 2019.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total provisions for impairment	$105.1	$13.5	$123.4	$31.2
Number of properties:
Classified as held for sale	8	1	9	1
Classified as held for investment	18	2	28	4
Sold	17	24	31	36
During 2020, we identified the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain tenants experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, we determined that the carrying values of 17 properties classified as held for investment for the three months ended September 30, 2020, and 25 properties classified as held for investment for the nine months ended September 30, 2020 were not recoverable. As a result, we recorded provisions for impairment of $81.6 million for the three months ended September 30, 2020, and $89.8 million for the nine months ended September 30, 2020, on the applicable properties impacted by the COVID-19 pandemic. Of the provisions for impairment recorded during the third quarter of 2020 for properties impacted by the COVID-19 pandemic, a total of 12 assets occupied by certain of our tenants in the theater industry were impaired for $79.0 million. Impairments recorded on other properties during the three and nine months ended September 30, 2020 totaled $23.5 million and $33.6 million respectively.
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Number of properties sold	37	27	66	64
Net sales proceeds	$51.3	$21.5	$184.9	$72.6
Gain on sales of real estate	$13.7	$1.7	$53.6	$15.8
Foreign Currency and Derivative Losses/Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.75% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the first nine months of 2020.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Decrease
					Three months	Nine months
	2020	2019	2020	2019
Net income available to common stockholders	$22.9	$101.0	$277.6	$307.2	(77.3)%	(9.6)%
Net income per share (1)	$0.07	$0.32	$0.81	$0.98	(78.1)%	(17.3)%
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
Net income available to common stockholders was impacted by the following transactions: (i) $123.4 million of provisions for impairment in first nine months of 2020, of which $105.1 million related to the third quarter, (ii) $34.4 million in reserves recorded as a reduction of rental revenue in the first nine months of 2020, of which $24.1 million related to the third quarter, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021 recorded in the first quarter of 2020, and (iv) a $3.5 million executive severance charge for our former CFO also recorded in the first quarter of 2020.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) gain on sales of real estate, and (vi) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric is meaningful because it represents the Company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. Our ratios of net debt-to-Adjusted EBITDAre and net debt-to-Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following table summarizes our Adjusted EBITDAre and Pro Forma Adjusted EBITDAre calculation for the periods indicated below (dollars in thousands):

	Three months ended September 30,
	2020	2019
Net income (1)	$23,143	$101,275
Interest	76,806	73,410
Income taxes	4,592	1,822
Depreciation and amortization	169,084	149,424
Provisions for impairment	105,095	13,503
Gain on sales of real estate	(13,736)	(1,674)
Foreign currency and derivative gains, net	(2,336)	(327)
Quarterly Adjusted EBITDAre	$362,648	$337,433
Annualized Adjusted EBITDAre (2)	$1,450,592	$1,349,732
Annualized Pro forma Adjustments	24,586	16,223
Annualized Pro forma Adjusted EBITDAre	1,475,178	1,365,955

Net Debt	$7,711,111	$6,801,325
Net Debt/Adjusted EBITDAre	5.3	5.0
Net Debt/Pro forma Adjusted EBITDAre	5.2	5.0
(1) Net income for the three months ended September 30, 2020 was negatively impacted by $24.1 million of rent reserves recorded as reductions of rental revenue, of which $2.3 million relates to straight-line rent receivables.
(2) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
The Annualized Pro forma Adjustments for the three months ended September 30, 2020 consists of $25.2 million from properties we acquired or stabilized during the quarter and removes $614,000 of operating income from properties we disposed of during the quarter, assuming all transactions occurred at the beginning of the quarter. The Annualized Pro forma Adjustments for the three months ended September 30, 2019 consists of $15.6 million from properties we acquired or stabilized during the quarter and removes $552,000 of operating losses from properties we disposed of during the quarter, assuming all transactions occurred at the beginning of the quarter. The pro forma adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes and bonds. We believe Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter.
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
The following summarizes our funds from operations available to common stockholders (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase
					Three months	Nine months
	2020	2019	2020	2019
FFO available to common stockholders	$283.0	$262.0	$848.4	$759.2	8.0%	11.7%
FFO per share (1)	$0.82	$0.82	$2.48	$2.43	—%	2.1%
(1) All per share amounts are presented on a diluted per common share basis.
FFO in the first nine months of 2020 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic, a loss on extinguishment of debt due to the early redemption of the 5.750% Notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$22,904	$101,049	$277,555	$307,185
Depreciation and amortization	169,084	149,424	501,997	437,367
Depreciation of furniture, fixtures and equipment	(157)	(136)	(435)	(438)
Provisions for impairment	105,095	13,503	123,442	31,236
Gain on sales of real estate	(13,736)	(1,674)	(53,565)	(15,828)
FFO adjustments allocable to noncontrolling interests	(212)	(135)	(575)	(327)
FFO available to common stockholders	$282,978	$262,031	$848,419	$759,195
FFO allocable to dilutive noncontrolling interests	345	362	1,063	1,032
Diluted FFO	$283,323	$262,393	$849,482	$760,227

FFO per common share:
Basic	$0.82	$0.82	$2.48	$2.44
Diluted	$0.82	$0.82	$2.48	$2.43

Distributions paid to common stockholders	$242,241	$216,248	$716,535	$629,658
FFO available to common stockholders in excess of distributions paid to common stockholders	$40,737	$45,783	$131,884	$129,537
Weighted average number of common shares used for computation per share:
Basic	346,476,217	319,945,932	342,214,164	311,556,279
Diluted	347,212,593	320,726,136	342,946,337	312,300,391
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales.
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our adjusted funds from operations available to common stockholders (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase (Decrease)
					Three months	Nine months
	2020	2019	2020	2019
AFFO available to common stockholders	$282.5	$265.4	$875.0	$768.0	6.4%	13.9%
AFFO per share (1)	$0.81	$0.83	$2.55	$2.46	(2.4)%	3.7%
(1) All per share amounts are presented on a diluted per common share basis.

AFFO in the first nine months of 2020 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders(1)	$22,904	$101,049	$277,555	$307,185
Cumulative adjustments to calculate FFO (2)	260,074	160,982	570,864	452,010
FFO available to common stockholders	282,978	262,031	848,419	759,195
Executive severance charge (3)	—	—	3,463	—
Loss on extinguishment of debt	—	—	9,819	—
Amortization of share-based compensation	3,020	3,187	11,644	10,478
Amortization of deferred financing costs (4)	956	1,299	3,792	3,471
Amortization of net mortgage premiums	(310)	(354)	(1,020)	(1,061)
Loss on interest rate swaps	1,123	694	3,115	2,058
Straight-line payments from cross-currency swaps (5)	614	1,754	1,960	2,553
Leasing costs and commissions	98	(851)	(1,013)	(1,880)
Recurring capital expenditures	(105)	(406)	(126)	(577)
Straight-line rent	(6,445)	(7,642)	(20,469)	(19,735)
Amortization of above and below-market leases, net	2,408	5,486	14,925	13,227
Other adjustments (6)	(1,828)	157	463	297
AFFO available to common stockholders	$282,509	$265,355	$874,972	$768,026
AFFO allocable to dilutive noncontrolling interests	347	368	1,079	1,064
Diluted AFFO	$282,856	$265,723	$876,051	$769,090

AFFO per common share:
Basic	$0.82	$0.83	$2.56	$2.47
Diluted	$0.81	$0.83	$2.55	$2.46

Distributions paid to common stockholders	$242,241	$216,248	$716,535	$629,658

AFFO available to common stockholders in excess of distributions paid to common stockholders	$40,268	$49,107	$158,437	$138,368
Weighted average number of common shares used for computation per share:
Basic	346,476,217	319,945,932	342,214,164	311,556,279
Diluted	347,212,593	320,726,136	342,946,337	312,300,391
(1)As of September 30, 2020, there was $26.5 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the FASB and $36.4 million of uncollected rent for which we have not granted a lease concession. The collection of the $62.9 million of unpaid rent is probable. Deferrals accounted for as modifications totaling $63,000 and $224,000 for the three and nine months ended September 30, 2020, respectively, have not been added back to AFFO.
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

PROPERTY PORTFOLIO INFORMATION
At September 30, 2020, we owned a diversified portfolio:
•Of 6,588 properties;
•With an occupancy rate of 98.6%, or 6,496 properties leased and 92 properties available for lease or sale;
•Doing business in 51 separate industries;
•Located in 49 U.S. states, Puerto Rico and the U.K.;
•With approximately 108.5 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,470 square feet; approximately 12,220 square feet per retail property and 223,320 square feet per industrial property.
At September 30, 2020, 6,496 properties were leased under net lease agreements. A net lease typically requires the tenant to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the tenants’ gross sales above a specified level, or fixed increases.
We define total portfolio annualized contractual rental revenue as the monthly aggregate cash amount charged to tenants, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual revenue is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rental revenue has not been reduced to reflect reserves recorded as reductions to GAAP rental revenue in the periods presented.
Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective tenants, expressed as a percentage of our total portfolio annualized contractual rental revenue:

Percentage of Total Portfolio Annualized Contractual Rental Revenue by Industry
	As of September 30, 2020	As of
		Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
U.S.
Aerospace	0.6%	0.8%	0.9%	1.0%	1.1%	1.2%
Apparel stores	1.3	1.1	1.2	1.4	1.7	1.9
Automotive collision services	1.1	1.0	0.9	1.0	1.0	1.1
Automotive parts	1.6	1.6	1.7	1.5	1.3	1.3
Automotive service	2.5	2.6	2.3	2.5	2.0	2.0
Automotive tire services	2.0	2.1	2.3	2.5	2.6	2.9
Beverages	2.0	2.0	2.4	2.6	2.8	2.6
Child care	2.1	2.1	2.2	1.7	1.7	1.9
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.7	0.7	0.9	1.0
Convenience stores	12.1	12.3	12.6	9.3	10.0	8.9
Crafts and novelties	0.9	0.6	0.6	0.6	0.5	0.5
Diversified industrial	0.7	0.7	0.8	0.8	0.9	0.9
Dollar stores	7.8	7.9	7.3	7.5	8.0	8.8
Drug stores	8.4	8.8	9.4	10.2	10.8	10.8
Education	0.2	0.2	0.3	0.3	0.3	0.3
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.4	0.4	0.5
Equipment services	0.4	0.4	0.4	0.4	0.5	0.5
Financial services	1.9	2.0	2.4	2.3	2.6	1.8
Food processing	0.7	0.7	0.5	0.6	1.0	1.2
General merchandise	3.0	2.5	2.1	2.3	1.9	1.6
Government services	0.6	0.7	0.9	0.9	1	1.1
Grocery stores	5.0	5.2	5.0	5.3	3.5	2.9
Health and beauty	0.2	0.2	0.2	*	*	*
Health and fitness	7.1	7.0	7.1	7.7	7.6	8.3
Health care	1.6	1.6	1.6	1.4	1.5	1.6
Home furnishings	0.8	0.8	0.8	0.9	0.9	0.8
Home improvement	3.0	2.9	2.8	2.9	2.5	2.4
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.8	2.0	2.0	1.6
Office supplies	0.2	0.2	0.2	0.2	0.3	0.3
Other manufacturing	0.6	0.6	0.7	0.8	0.8	0.8
Packaging	0.9	0.8	1.0	1.1	0.9	0.7
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.5	0.6	0.6	0.7
Restaurants - casual dining	3.0	3.2	3.3	3.6	3.7	3.8
Restaurants - quick service	5.6	5.8	6.3	5.2	4.8	4.5
Shoe stores	0.2	0.2	0.5	0.6	0.6	0.7
Sporting goods	0.7	0.8	0.9	1.0	1.5	1.8
Telecommunications	0.5	0.5	0.6	0.6	0.7	0.7
Theaters	5.7	6.1	5.3	5.7	4.6	5.0
Transportation services	4.1	4.3	5.0	5.4	5.7	5.4
Wholesale clubs	2.5	2.5	2.9	3.1	3.4	3.7
Other	0.2	0.7	0.7	0.8	0.8	0.9
Total U.S.	95.6%	97.3%	100.0%	100.0%	100.0%	100.0%
U.K.
Grocery stores	3.4	2.7	—	—	—	—
Health care	0.1	—	—	—	—	—
Home improvement	0.9	—	—	—	—	—
Theaters	*	*	—	—	—	—
Total U.K.	4.4%	2.7%	—	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
*Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2020 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rental Revenue as of September 30, 2020	Percentage of Total Portfolio Annualized Contractual Rental Revenue
Retail	6,410	78,349,200	$1,374,093	84.6%
Industrial	120	26,798,900	169,418	10.4
Office	43	3,175,700	53,877	3.3
Agriculture	15	184,500	27,113	1.7
Totals	6,588	108,508,300	$1,624,501	100.0%
(1)Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at September 30, 2020.

Tenant Diversification
The following table sets forth the 20 largest tenants in our property portfolio, expressed as a percentage of total portfolio annualized contractual rental revenue, which does not give effect to deferred rent, at September 30, 2020:

Tenant	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rental Revenue(1)
Walgreens	248	5.8%
7-Eleven	432	4.9%
Dollar General	784	4.4%
FedEx	41	3.8%
Dollar Tree / Family Dollar	550	3.3%
LA Fitness	57	3.3%
Regal Cinemas (Cineworld)	42	2.8%
AMC Theaters	32	2.7%
Sainsbury's	17	2.6%
Walmart / Sam's Club	56	2.6%
Lifetime Fitness	16	2.5%
Circle K (Couche-Tard)	278	1.8%
BJ's Wholesale Clubs	15	1.7%
Treasury Wine Estates	17	1.6%
CVS Pharmacy	88	1.6%
Super America (Marathon)	161	1.6%
Kroger	22	1.5%
Home Depot	22	1.4%
GPM Investments / Fas Mart	203	1.4%
TBC Corp	159	1.2%
Total	3,240	52.6%
(1) Amounts for each tenant are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the tenant) and their contribution to total portfolio annualized contractual rental revenue as of September 30, 2020 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rental Revenue as of September 30, 2020	Percentage of Total Portfolio Annualized Contractual Rental Revenue
Year	Retail	Non-Retail
2020	15	3	440,900	$6,200	0.4%
2021	285	14	2,737,300	47,996	3.0
2022	385	20	8,538,500	82,274	5.1
2023	552	24	9,806,500	122,373	7.5
2024	424	17	7,788,800	98,617	6.1
2025	507	21	7,918,300	121,433	7.5
2026	331	6	5,812,700	75,290	4.6
2027	425	4	6,318,700	84,571	5.2
2028	594	14	11,538,600	125,652	7.7
2029	540	6	9,269,000	130,432	8.0
2030	225	9	5,606,800	73,336	4.5
2031	237	27	6,979,300	112,474	6.9
2032	299	11	4,648,200	96,679	6.0
2033	286	4	3,769,200	66,748	4.1
2034	304	1	4,729,100	117,588	7.2
2035 - 2045	980	5	10,541,400	262,838	16.2
Totals	6,389	186	106,443,300	$1,624,501	100.0%
(1)The table sets forth the timing of remaining lease terms expirations in our portfolio and their contributions to contractual rental revenue as of September 30, 2020. Leases on our multi-tenant properties are counted separately in the table above. This table excludes 114 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2020 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rental as of September 30, 2020	Percentage of Total Portfolio Annualized Contractual Rental Revenue
Alabama	228	98%	2,203,400	$31,777	2.0%
Alaska	3	100	274,600	2,100	0.1
Arizona	152	99	2,082,200	34,023	2.1
Arkansas	102	99	1,183,200	14,714	0.9
California	236	100	7,026,700	142,799	8.8
Colorado	99	97	1,578,100	23,698	1.5
Connecticut	21	90	1,378,200	13,688	0.8
Delaware	19	100	101,400	3,091	0.2
Florida	430	99	4,692,500	84,811	5.2
Georgia	297	99	4,601,800	59,124	3.6
Idaho	14	93	103,200	1,746	0.1
Illinois	299	98	6,507,400	92,463	5.7
Indiana	199	99	2,571,000	39,546	2.4
Iowa	46	100	2,527,800	18,304	1.1
Kansas	119	98	2,208,700	24,817	1.5
Kentucky	94	100	1,845,200	22,112	1.4
Louisiana	136	98	1,953,200	25,548	1.6
Maine	27	100	277,800	5,721	0.4
Maryland	38	100	1,494,000	25,570	1.6
Massachusetts	58	95	881,400	17,062	1.1
Michigan	234	100	2,706,200	39,411	2.4
Minnesota	172	99	2,326,800	44,106	2.7
Mississippi	188	98	2,031,000	23,131	1.4
Missouri	182	97	2,944,700	38,205	2.4
Montana	12	100	89,100	2,237	0.1
Nebraska	61	98	862,300	8,842	0.5
Nevada	25	96	1,220,100	8,748	0.5
New Hampshire	14	100	321,500	6,031	0.4
New Jersey	79	99	1,252,000	29,601	1.8
New Mexico	60	98	504,200	8,695	0.5
New York	140	97	3,167,300	69,084	4.3
North Carolina	204	99	3,644,100	49,258	3.0
North Dakota	8	100	126,900	1,403	0.1
Ohio	342	98	6,845,100	69,740	4.3
Oklahoma	190	99	2,368,500	32,196	2.0
Oregon	31	100	665,100	12,187	0.8
Pennsylvania	223	99	2,265,900	45,653	2.8
Rhode Island	3	100	158,000	2,582	0.2
South Carolina	181	97	1,820,700	35,452	2.2
South Dakota	23	96	258,500	2,772	0.2
Tennessee	262	99	3,851,200	50,035	3.1
Texas	834	99	11,772,800	177,533	11.0
Utah	23	100	949,700	9,974	0.6
Vermont	1	100	65,500	1,212	0.1
Virginia	219	99	3,357,000	44,126	2.7
Washington	50	98	913,400	15,204	0.9
West Virginia	37	100	537,500	7,242	0.4
Wisconsin	129	96	3,115,900	32,523	2.0
Wyoming	9	100	63,900	1,515	0.1
Puerto Rico	4	100	28,300	859	*
U.K.	31	100	2,783,300	72,230	4.4
Totals\Average	6,588	99%	108,508,300	$1,624,501	100.0%
*Less than 0.1%

IMPACT OF INFLATION
Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index (typically subject to ceilings), or increases in the tenants’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.
Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the tenant is responsible for property expenses. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
For the period ended September 30, 2020 there were no recently adopted accounting pronouncements that had a material impact on our business.
OTHER INFORMATION
Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our 1.625% Notes due December 2030 are listed on the NYSE under the ticker symbol "O30" with a CUSIP number of 756109-AY0. Our central index key number is 726728.
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
Item 3:    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate changes primarily as a result of our credit facility and commercial paper program, term loans, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates.
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
The following table presents by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2020. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2020	$10.5	5.07%	$300.0	0.23%
2021	68.8	5.61	—	—
2022	1,061.8	3.43	—	—
2023	770.6	4.64	556.1	0.84
2024	712.2	3.97	—	—
Thereafter	4,967.8	3.69	—	—
Totals (1)	$7,591.7	3.80%	$856.1	0.62%
Fair Value (2)	$8,494.8		$856.1
(1)Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and term loans. At September 30, 2020, the unamortized balance of net premiums on mortgages payable is $1.9 million, the unamortized balance of net original issuance premiums on notes payable is $28.2 million, and the balance of deferred financing costs on mortgages payable is $1.1 million, on notes payable is $40.3 million, and on term loans is $692,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at September 30, 2020 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate and variable rate mortgages and private senior notes payable at September 30, 2020 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the credit facility balance, commercial paper borrowings and term loans balance reasonably approximate their estimated fair values at September 30, 2020.
The table above incorporates only those exposures that exist as of September 30, 2020. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
All of our outstanding notes and bonds have fixed interest rates. At September 30, 2020, all of our mortgages payable had fixed interest rates, except one variable rate mortgage on one property totaling $6.9 million, which has been swapped to a fixed interest rate. Interest on our revolving credit facility and term loan balance is variable. However, the variable interest rate feature on our term loans has been mitigated by interest rate swap agreements. Based on our revolving credit facility balance of $556.1 million at September 30, 2020, a 1% change in interest rates would change our interest rate costs by $5.6 million per year.

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
As of and for the quarter ended September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer.

Based on the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The financial impact of the COVID-19 pandemic, could negatively impact our credit ratings, the interest rates on our borrowings, and, if the COVID-19 pandemic continues for an extended period of time, our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility, to sell commercial paper notes under our commercial paper program or incur other indebtedness, and pay dividends on our common stock and to pay the principal of and interest on our indebtedness and our other obligations when due;
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
Certain industries in which our tenants operate appear to have been disproportionately adversely impacted by the COVID-19 pandemic and the measures taken to mitigate its spread. These adverse impacts have reduced the amount of rent we have been able to collect from our tenants in those industries and may further decrease the likelihood of us collecting such rent in the future. For example, in October 2020, two major theater operators publicly announced financial difficulties from the COVID-19 pandemic, including sustained operating losses, the depletion of liquidity resources and the closure of locations. In response to this information, we have recorded reserves as a reduction of rental revenue on certain theater leases related to those tenants on an accrual basis and have recorded provisions for impairment on certain of our assets with respect to properties in which those theater operators are tenants to reduce the carrying value of those assets to fair value. Our ability to collect rent from these tenants, from other tenants in the theater industry, or from other tenants who face similar hardships may be further adversely impacted as the COVID-19 pandemic and its adverse impacts to those tenants continue. In addition, if any of these tenants declare bankruptcy or enter into similar corporate restructuring arrangements, they may seek to reject or renegotiate our existing leases, which could adversely affect our ability to collect rent that is owed or to collect future rent on those properties at anticipated rates, or at all, or to re-lease those properties on favorable terms. As of September 30, 2020, our exposure to the theater industry was 5.7% of total portfolio annualized contractual rental revenue.

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

To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our tenants, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent quarterly reports on Form 10-Q, including the risks resulting from our significant indebtedness; our need to generate sufficient cash flows to service our indebtedness, to pay dividends on our common stock and provide for our other cash needs; our ongoing need for external financing; our ability to access borrowings under our credit facility and to sell notes under our commercial paper program; our ability to comply with the covenants contained in the agreements that govern our indebtedness; our dependency on key personnel; and the impact of negative market conditions or adverse events on our tenants. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:
•262 shares of stock, at a weighted average price of $61.06, in July 2020;
•147 shares of stock, at a weighted average price of $60.12, in August 2020; and
•80 shares of stock, at a weighted average price of $62.45, in September 2020.

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

4.31	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 and incorporated herein by reference).
4.32
Officers’ Certificate dated October 1, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “1.625% Notes due 2030” (filed as an Exhibit 4.3 to the Company’s Form 8-K, filed on October 1, 2020 and incorporated herein by reference).

Material Contracts
10.1
Participation Agreement to Realty Income Executive Severance Plan, dated as of October 12, 2020, by and between Realty Income Corporation and Christie B. Kelly. (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 13, 2020 and incorporated herein by reference).

Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Interim Principal Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files
*101	The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 3, 2020	/s/ SEAN P. NUGENT
Sean P. Nugent
Interim Principal Financial Officer and Treasurer
(Principal Accounting Officer)