Form 10-K
period 2020-12-31
REALTY INCOME CORP
filed 2021-02-23
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock, $0.01 par value, held by non-affiliates of the Registrant was $20.5 billion based upon the last reported sale price of $59.50 per share on the New York Stock Exchange on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

At February 15, 2021, the number of shares of common stock outstanding was 373,390,661.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 18, 2021, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:         Business

THE COMPANY

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The company is structured as a real estate investment trust, or REIT, requiring it to annually distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders.  The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994.  Over the past 52 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. We refer to our tenants as clients, because we strive to build mutually beneficial relationships and we believe their success is our success. The company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for more than 25 consecutive years.

At December 31, 2020, we owned a diversified portfolio:

•Of 6,592 properties;
•With an occupancy rate of 97.9%, or 6,452 properties leased and 140 properties available for lease or sale;
•Doing business in 51 separate industries;
•Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 110.8 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,810 square feet; approximately 12,340 square feet per retail property and 245,270 square feet per industrial property.

Of the 6,592 properties in the portfolio at December 31, 2020, 6,555, or 99.4%, are single-client properties, of which 6,419 were leased, and the remaining are multi-client properties.

Our eight senior officers owned 0.05% of our outstanding common stock with a market value of $12.5 million at February 15, 2021. Our directors and seven senior officers, as a group, owned 0.15% of our outstanding common stock with a market value of $34.3 million at February 15, 2021.

Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our 1.625% notes due December 2030 are listed on the NYSE under the ticker symbol "O30" with a CUSIP number of 756109-AY0. Our central index key number is 726728.

In January 2021, we had 210 employees, inclusive of two part-time employees, as compared to 196 employees, inclusive of two part-time employees, in January 2020.

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

RECENT DEVELOPMENTS
Theater Industry Update
As of December 31, 2020, our clients in the theater industry represented 5.6% of our annualized contractual rent. Given the ongoing disruption to this industry due to the COVID-19 pandemic, we performed a property-level analysis on the collectability of rent for our theater properties. Our analysis involved the assignment of quartile rankings for each asset’s pre-pandemic EBITDAR relative to each operator’s overall footprint. Other criteria utilized included an analysis of the property’s pre-pandemic annual EBITDA generation before corporate overhead, and real estate fundamentals.

As a result of this analysis at September 30, 2020, we determined that for 31 of our 78 theater properties it was no longer probable that we would collect substantially all of contractual rents due. We fully reserved for six additional theater properties for which we do not possess unit level financial information. Consequently, we reserved for 100% of the outstanding receivables for 37 theater properties at September 30, 2020. Beginning October 2020, contractual rent from these 37 properties is accounted for on a cash basis. Additionally, during November 2020, one of these properties was sold. We fully reserved for one additional theater property at December 31, 2020. At December 31, 2020, the receivables outstanding for our 77 theater properties totaled $48.6 million, net of $23.7 million of reserves, and includes $7.8 million of straight-line rent receivables, net of $1.8 million of reserves. The monthly contractual rent associated with the 37 properties accounted for under the cash basis totaled approximately $2.8 million at December 31, 2020. The following table summarizes reserves recorded as a reduction of rental revenue for theater properties (dollars in millions):

	Three Months Ended	Three Months Ended	Year Ended
	September 30, 2020	December 31, 2020	December 31, 2020
Rental revenue reserves	$15.6	$8.1	$23.7
Straight-line rent reserves	1.6	$0.2	$1.8
Total rental revenue reserves	$17.2	$8.3	$25.5

Additionally, during the third quarter, we recorded provisions for impairment on 12 of the 37 theater properties for $79.0 million. During the fourth quarter, we recorded provisions for impairment on one additional theater property for $4.8 million. Impairment charges are not included in Nareit-defined funds from operations (FFO) available to commons stockholders or in our calculation of adjusted funds from operations (AFFO) available to commons stockholders.

See "Item 1A—Risk Factors" in Part I of this Annual Report on Form 10-K for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.

Increases in Monthly Dividends to Common Stockholders
We have continued our 52-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2020 and once during 2021. As of February 2021, we have paid 93 consecutive quarterly dividend increases and increased the dividend 109 times since our listing on the NYSE in 1994.

	Month	Month	Monthly Dividend	Increase
2020 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050
3rd increase	Mar 2020	Apr 2020	$0.2330	$0.0005
4th increase	Jun 2020	Jul 2020	$0.2335	$0.0005
5th increase	Sep 2020	Oct 2020	$0.2340	$0.0005

2021 Dividend increases
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005

The dividends paid per share during 2020 totaled $2.7940, as compared to $2.7105 during 2019, an increase of $0.0835, or 3.1%.

The monthly dividend of $0.2345 per share represents a current annualized dividend of $2.81 per share, and an annualized dividend yield of approximately 4.5% based on the last reported sale price of our common stock on the

NYSE of $62.17 on December 31, 2020. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During 2020
Below is a listing of our acquisitions in the U.S. and U.K. for the year ended December 31, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Year ended December 31, 2020 (2)
Acquisitions - U.S. (in 30 states)	202	5,476,009	$1,302,220	14.9	5.8%
Acquisitions - U.K. (3)	24	2,120,256	920,934	10.8	6.1%
Total Acquisitions	226	7,596,265	$2,223,154	13.2	5.9%
Properties under Development - U.S.	18	1,601,095	84,127	15.3	5.6%
Total (4)	244	9,197,360	$2,307,281	13.2	5.9%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that our client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income for the fourth quarter of 2020 includes approximately $700,000 received as a settlement credit for a property acquired in the U.S. as reimbursement of a free rent period.
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
(2) None of our investments during 2020 caused any one client to be 10% or more of our total assets at December 31, 2020. All of our investments in acquired properties during 2020 are 100% leased at the acquisition date.
(3) Represents investments of £707.8 million Sterling during the year ended December 31, 2020 converted at the applicable exchange rate on the date of acquisition.
(4) Our clients occupying the new properties operate in 26 industries and are 86.6% retail and 13.4% industrial, based on rental revenue. Approximately 61% of the rental revenue generated from acquisitions during 2020 is from our investment grade rated clients, which we define as clients with a credit rating, and clients that are subsidiaries or affiliates of companies with a credit rating, as of the balance sheet date, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

Portfolio Discussion
Leasing Results
At December 31, 2020, we had 140 properties available for lease out of 6,592 properties in our portfolio, which represents a 97.9% occupancy rate based on the number of properties in our portfolio.

The following tables summarize our leasing results for the periods indicated below:

Three months ended December 31, 2020
Properties available for lease at September 30, 2020	92
Lease expirations (1)	159
Re-leases to same client (2)	(72)
Re-leases to new client (2)(3)	(5)
Vacant dispositions	(34)
Properties available for lease at December 31, 2020	140
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the current quarter.
(2)The annual new rent on these re-leases was $21.01 million, as compared to the previous annual rent of $20.95 million on the same properties, representing a rent recapture rate of 100.3% on the properties re-leased during the three months ended December 31, 2020.
(3)Re-leased all five properties to new clients after a period of vacancy.

Year ended December 31, 2020
Properties available for lease at December 31, 2019	94
Lease expirations (1)	446
Re-leases to same client (2)	(296)
Re-leases to new client (2)(3)	(18)
Vacant dispositions	(86)
Properties available for lease at December 31, 2020	140
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the current year.
(2)The annual new rent on these re-leases was $66.24 million, as compared to the previous annual rent of $66.26 million on the same properties, representing a rent recapture rate of 100.0% on the properties re-leased during the year ended December 31, 2020.
(3)Re-leased five properties to new clients without a period of vacancy, and 13 properties to new clients after a period of vacancy.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.

At December 31, 2020, our average annualized contractual rent was approximately $15.38 per square foot on the 6,452 leased properties in our portfolio. At December 31, 2020, we classified 21 properties, with a carrying amount of $19.0 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
During 2020, we capitalized costs of $7.0 million on existing properties in our portfolio, consisting of $1.8 million for re-leasing costs, $198,000 for recurring capital expenditures, and $5.0 million for non-recurring building improvements. In comparison, during 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures, and $15.0 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, credit worthiness of our clients, the lease term and the willingness of our clients to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties.

Chief Legal Officer, General Counsel and Secretary Transition
Effective February 8, 2021, Michelle Bushore joined us as our new Executive Vice President (EVP), Chief Legal Officer, General Counsel and Secretary. Michael Pfeiffer, who served as our EVP, Chief Administrative Officer, General Counsel and Secretary intends to remain with the company through June 30, 2021, serving as EVP, Chief Administrative Officer, to assist with Ms. Bushore's transition.
Chief Financial Officer (CFO) and Treasurer Transition
Effective January 19, 2021, Christie B. Kelly assumed her role as our EVP, Chief Financial Officer (CFO) and Treasurer replacing Paul M. Meurer, our former CFO, who departed the company in March 2020. Concurrently with Ms. Kelly's appointment, she resigned from our Board of Directors, and our Board of Directors was reduced to nine members. As a result of Mr. Meurer's departure, we recognized an executive severance charge of $3.5 million during the first quarter of 2020, consisting of $1.6 million cash, $1.8 million related to share-based compensation expense, and $58,000 of professional fees.

Issuance of Common Stock in an Underwritten Public Offering
In January 2021, we raised $669.6 million from the issuance of 12,075,000 shares of common stock in an underwritten public offering, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. The company used the net proceeds from the offering, along with available cash and additional borrowings, to fund property acquisitions and for general corporate purposes and working capital.

Early Redemption of Notes
In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we will recognize a loss on extinguishment of debt of approximately $46 million, or approximately $0.12 per diluted common share, to net income available to common stockholders and Nareit-defined FFO in the three months ended March 31, 2021. Loss on extinguishment of debt is excluded in our calculation of AFFO.

In January 2020, we completed the early redemption on all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the three months ended March 31, 2020.

Equity Capital Raising
During 2020, we raised $1.85 billion from the sale of common stock at a weighted average price of $67.26 per share.

Note Issuances
In December 2020, we issued $325.0 million of 0.750% senior unsecured notes due March 2026 (the "2026 Notes") and $400.0 million of 1.800% senior unsecured notes due March 2033 (the "2033" Notes"). The public offering price for the 2026 Notes was 99.192% of the principal amount, for an effective yield to maturity of 0.908% and net proceeds of approximately $320.3 million. The public offering price for the 2033 Notes was 98.470% of the principal amount, for an effective yield to maturity of 1.941% and net proceeds of $391.3 million. The proceeds from this offering were used, along with available cash and additional borrowings, as necessary, to redeem all $950 million aggregate principal amount of the company's outstanding 3.25% notes due 2022 at the applicable redemption price, plus accrued interest, to fund potential investment opportunities and for other general corporate purposes.

In October 2020, we issued £400.0 million of 1.625% senior unsecured notes due December 2030. The public offering price for these notes was 99.191% of the principal amount, for an effective annual yield to maturity of 1.712% and net proceeds of $508.2 million, as converted at the applicable exchange rate on the closing of the offering. The proceeds from this offering were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement, to fund potential investment opportunities and for other general corporate purposes.
In July 2020, we issued $350.0 million of 3.250% senior unsecured notes due January 2031 (the "2031" Notes), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020. The public offering price was 108.241% of the principal amount, for an effective yield to maturity of 2.341% and net proceeds of $376.6 million.

In May 2020, we issued $600.0 million of 2031 Notes. The public offering price for the notes was 98.987% of the principal amount, for an effective yield to maturity of 3.364% and net proceeds of approximately $590.0 million.

The proceeds from each of the offerings of 2031 Notes were used to repay borrowings outstanding under our credit facility, to fund potential investment opportunities, and for other general corporate purposes.

Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may, from time to time, issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Proceeds from commercial paper borrowings are used for general corporate purposes. As of December 31, 2020, we had no outstanding commercial paper borrowings. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
Term Loan Redemption
In June 2020, we repaid the $250.0 million term loan in full upon maturity.
Impact of COVID-19
The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting global, national and regional economies across many industries, including the industries in which some of our clients operate, and have disrupted the businesses and operations of some of our clients, each of which has had and may continue to have an adverse impact on our business, results of operations, financial condition, and liquidity. These impacts may increase in severity as the duration or extent of the pandemic increases. See "Item 1A—Risk Factors" in Part I of this report for more information regarding some of the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.

As a result of this challenging environment, we continue to work diligently with our clients most affected by the pandemic to understand their business operations and financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our clients, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our clients.

The majority of lease concessions granted to our clients during 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under U.S. generally accepted accounting principles, or GAAP), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from our clients. We believe that not all of our client requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of January 31, 2021

	Month Ended October 31, 2020	Month Ended November 30, 2020	Month Ended December 31, 2020	Quarter Ended December 31, 2020

Contractual rent collected(1) across total portfolio	93.5%	93.7%	93.6%	93.6%
Contractual rent collected(1) from our top 20 clients(2)	89.8%	90.2%	89.7%	89.9%
Contractual rent collected(1) from our investment grade clients(3)	100.0%	100.0%	100.0%	100.0%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through January 31, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rents from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing total our portfolio annualized contractual rent.
(2) We define our top 20 clients as our 20 largest clients based on percentage of total portfolio annualized contractual rent as of December 31, 2020 for all periods.

(3) We define our investment grade clients as clients with a credit rating, and clients that are subsidiaries or affiliates of companies with a credit rating, as of the balance sheet date, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

The following table provides information relating to percentage of total contractual rent due and collected for the indicated periods:

	Percentage of Total Contractual Rent Due By Month(1)			Percentage of Total Contractual Rent Collected By Month(1)
	December 2020	November 2020	October 2020	December 2020	November 2020	October 2020
U.S.
Aerospace	0.6%	0.6%	0.6%	0.6%	0.6%	0.6%
Apparel stores	1.3	1.3	1.3	1.3	1.3	1.3
Automotive collision services	1.1	1.1	1.1	1.1	1.1	1.1
Automotive parts	1.6	1.6	1.6	1.6	1.6	1.6
Automotive service	2.7	2.5	2.5	2.7	2.5	2.5
Automotive tire services	2.0	2.0	2.0	2.0	2.0	2.0
Beverages	2.0	2.0	2.0	2.0	2.0	2.0
Child care	2.1	2.1	2.1	2.1	2.1	2.1
Consumer electronics	0.2	0.3	0.3	0.2	0.3	0.3
Consumer goods	0.5	0.6	0.6	0.5	0.6	0.6
Convenience stores	12.0	12.1	12.1	12.0	12.0	12.0
Crafts and novelties	0.9	0.9	0.9	0.9	0.9	0.9
Diversified industrial	0.8	0.8	0.6	0.8	0.8	0.6
Dollar stores	7.7	7.7	7.7	7.6	7.7	7.7
Drug stores	8.2	8.3	8.4	8.2	8.3	8.4
Education	0.2	0.2	0.2	0.2	0.2	0.2
Electric utilities	0.1	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.3	0.3
Equipment services	0.3	0.3	0.3	0.3	0.3	0.3
Financial services	1.9	1.9	1.9	1.9	1.9	1.9
Food processing	0.7	0.7	0.7	0.7	0.7	0.7
General merchandise	3.2	3.0	3.0	3.2	3.0	3.0
Government services	0.6	0.6	0.7	0.6	0.6	0.7
Grocery stores	4.9	4.9	5.0	4.9	4.9	4.9
Health and beauty	0.2	0.2	0.2	0.2	0.2	0.2
Health and fitness	6.8	6.9	7.0	5.6	6.0	6.1
Health care	1.5	1.6	1.6	1.5	1.5	1.6
Home furnishings	0.7	0.7	0.7	0.7	0.7	0.7
Home improvement	3.1	3.0	3.0	3.1	3.0	3.0
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.6	1.6	1.6	1.6
Office supplies	0.2	0.2	0.2	0.1	0.1	0.1
Other manufacturing	0.4	0.6	0.6	0.4	0.6	0.6
Packaging	0.9	0.9	0.9	0.9	0.9	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.7	0.7	0.7	0.7
Restaurants - casual dining	2.9	2.9	2.9	2.7	2.8	2.8
Restaurants - quick service	5.3	5.5	5.6	5.3	5.5	5.6
Shoe stores	0.2	0.2	0.2	0.2	0.2	0.2
Sporting goods	0.7	0.7	0.7	0.7	0.7	0.7
Telecommunications	0.5	0.5	0.5	0.5	0.5	0.5
Theaters	5.6	5.7	5.7	0.8	0.7	0.5
Transportation services	4.0	4.1	4.1	4.0	4.1	4.1
Wholesale clubs	2.5	2.5	2.5	2.5	2.5	2.5
Other	0.1	*	0.2	0.1	*	0.2
Total U.S.	94.0%	94.6%	95.1%	87.6%	88.3%	88.6%
U.K.
Grocery stores	4.8	4.3	3.9	4.8	4.3	3.9
Health care	0.1	0.1	0.1	0.1	0.1	0.1
Home improvement	1.1	1.0	0.9	1.1	1.0	0.9
Theaters	*	*	*	—	—	—
Total U.K.	6.0%	5.4%	4.9%	6.0%	5.4%	4.9%
Totals	100.0%	100.0%	100.0%	93.6%	93.7%	93.5%
* Less than 0.1%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through January 31, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rents from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the industry percentages above may differ from industry percentages calculated utilizing our total portfolio annualized contractual rent.

As the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our clients to continue to pay rent to us may further diminish, and therefore we cannot assure you that our historical rental collections are indicative of our rental collections in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the foreseeable future may decline relative to 2020, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Summarized Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Year Ended December 31,
	2020	2019	% Increase/ (decrease)
Total revenue	$1,651.6	$1,491.6	10.7%
Net income available to common stockholders (1)	$395.5	$436.5	(9.4)%
Net income per share (2)	$1.14	$1.38	(17.4)%
FFO available to common stockholders	$1,142.1	$1,039.6	9.9%
FFO per share (2)	$3.31	$3.29	0.6%
AFFO available to common stockholders	$1,172.6	$1,050.0	11.7%
AFFO per share (2)	$3.39	$3.32	2.1%
(1) The calculation to determine net income available to common stockholders includes provisions for impairment, gain from the sales of real estate, and foreign currency gains and losses. These items can vary from year to year and can significantly impact net income available to common stockholders and period to period comparisons.
(2) All per share amounts are presented on a diluted per common share basis.
Our financial results for 2020 were impacted by the following transactions: (i) $147.2 million of provisions for impairment, (ii) $52.5 million in reserves recorded as a reduction of rental revenue, (iii) a $9.8 million loss on extinguishment of debt due to the early redemption of the 5.750% notes due 2021, and (iv) a $3.5 million executive severance charge for our former CFO. For 2019, the only comparable charges were $40.2 million in provisions for impairment and $2.9 million in reserves recorded as a reduction of rental revenue.

See our discussion of FFO and AFFO (which are not financial measures under GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

DIVIDEND POLICY

Distributions are paid monthly to holders of shares of our common stock.

Distributions are paid monthly to the limited partners holding common units of Realty Income, L.P., each on a per unit basis that is generally equal to the amount paid per share to our common stockholders.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2020, our cash distributions to common stockholders totaled $964.2 million, or approximately 119.8% of our estimated taxable income of $804.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in 2020 totaled $964.2 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $1.173 billion. In comparison, our 2019 cash distributions to common stockholders totaled $852.1 million, representing 81.2% of our adjusted funds from operations available to common stockholders of $1.05 billion.

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

Distributions in excess of earnings and profits generally will first be treated as a non-taxable reduction in the stockholders’ basis in their stock, but not below zero. Distributions in excess of that basis generally will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 17.6% of the distributions to our common stockholders, made or deemed to have been made in 2020, were classified as a return of capital for federal income tax purposes.

BUSINESS PHILOSOPHY AND STRATEGY

We believe that owning an actively managed, diversified portfolio of commercial properties under long-term net lease agreements produces consistent and predictable income. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, clients of our properties typically pay rent increases based on: (1) fixed increases, (2) increases in the consumer price index (typically subject to ceilings), or (3) additional rent calculated as a percentage of the clients’ gross sales above a specified level. We believe that a portfolio of properties under long-term net lease agreements with our commercial clients generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of December 31, 2020, consisted of 6,592 properties, doing business in 51 industries, and located in 49 U.S. states, Puerto Rico and the U.K. None of the 51 industries represented in our property portfolio accounted for more than 11.9% of our annualized contractual rent as of December 31, 2020.

Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that our clients consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•Properties that are freestanding, commercially-zoned with a single client;
•Properties that are in significant markets or strategic locations critical to generating revenue for our clients (i.e. they need the property in which they operate in order to conduct their business);
•Properties that we deem to be profitable for our clients and/or can generally be characterized as important to the successful operations of the company’s business;
•Properties that are located within attractive demographic areas relative to the business of our clients;
•Properties with real estate valuations that approximate replacement costs;
•Properties with rental or lease payments that approximate market rents for similar properties; and

•Properties that can be purchased with the simultaneous execution or assumption of long-term net lease agreements, offering both current income and the potential for future rent increases.

We seek to invest in properties owned or leased by clients that are already or could become leaders in their respective businesses supported by mechanisms including (but not limited to) occupancy of prime real estate locations, pricing, merchandise assortment, service, quality, economies of scale, consumer branding, e-commerce, and advertising. In addition, we frequently acquire large portfolios of single-client properties net leased to different clients operating in a variety of industries. We have an internal team dedicated to sourcing such opportunities, often using our relationships with various clients, owners/developers, brokers and advisers to uncover and secure transactions. We also undertake thorough research and analysis to identify what we consider to be appropriate property locations, clients, and industries for investment. This research expertise is instrumental to uncovering net lease opportunities in markets where we believe we can add value.

In selecting potential investments, we generally look for clients with one or more of the following attributes:

•Reliable and sustainable cash flow;
•Revenue and cash flow from multiple sources;
•Are willing to sign a long-term lease (10 or more years); and
•Are large owners and/or users of real estate.

From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position clients to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail contractual rent at December 31, 2020 is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties generally leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

After applying this investment strategy, we pursue those transactions that meet our strategic objectives which include achieving an attractive aggregate investment spread over our cost of capital and favorable risk-adjusted returns. We will continue to evaluate all investments consistent with our objective of owning net lease assets.

Underwriting Strategy
In order to be considered for acquisition, properties must meet stringent underwriting requirements. We have established a four-part analysis to examine each potential investment based on:

•The aforementioned overall real estate characteristics, including demographics, replacement cost and comparative rental rates;
•Industry, client (including credit profile), and market conditions;
•Store profitability for retail locations if profitability data is available; and
•The importance of the real estate location to the operations of our clients’ business.

We believe the principal financial obligations for most of our clients typically include their bank and other debt, payment obligations to employees, suppliers, and real estate lease obligations. Because we typically own the land and building in which a client conducts its business or which are critical to the client’s ability to generate revenue, we believe the risk of default on a client’s lease obligation is less than the client’s unsecured general obligations. It has been our experience that clients must retain their profitable and critical locations in order to survive. Therefore, in the event of reorganization, they are less likely to reject a lease of a profitable or critical location because this would terminate their right to use the property.

Thus, as the property owner, we believe that we will fare better than unsecured creditors of the same client in the event of reorganization. If a property is rejected by our client during reorganization, we own the property and can either lease it to a new client or sell the property. In addition, we believe that the risk of default on real estate leases can be further mitigated by monitoring the performance of our clients’ individual locations and considering whether to proactively sell locations that meet our criteria for disposition.

We conduct comprehensive reviews of the business segments and industries in which our clients’ operate. Prior to entering into any transaction, our research department conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including financial reviews of the client, and continue to monitor our clients’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.

At December 31, 2020, approximately 51% of our annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At December 31, 2020, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 52% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.

Asset Management Strategy
In addition to pursuing new properties for investment, we seek to increase earnings and dividends through active asset management.

Generally, our asset management efforts seek to achieve:

•Rent increases at the expiration of existing leases, when market conditions permit;
•Optimum exposure to certain clients, industries, and markets through re-leasing vacant properties and selectively selling properties;
•Maximum asset-level returns on properties that are re-leased or sold;
•Additional value creation from the existing portfolio by enhancing individual properties, pursuing alternative uses, and deriving ancillary revenue; and
•Investment opportunities in new asset classes for the portfolio.

We continually monitor our portfolio for any changes that could affect the performance of our clients, our clients’ industries, and the real estate locations in which we have invested. We also regularly analyze our portfolio with a view towards optimizing its returns and enhancing its overall credit quality. Our active asset management strategy pursues asset sales when we believe the reinvestment of the sale proceeds will:

•Generate higher returns;
•Enhance the credit quality of our real estate portfolio;
•Extend our average remaining lease term; and/or
•Strategically decrease client, industry, or geographic concentration.

The active management of the portfolio is an essential component of our long-term strategy of maintaining high occupancy.

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility, commercial paper program, or debt securities. However, there can be no assurances that we will have access to the capital markets at all times and at terms that are acceptable to us.

Our primary cash obligations, for the current year and subsequent years, are included in the “Table of Obligations,” which is presented later in this section. We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions and development costs, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, borrowings on our credit facility and under our commercial paper program, and through public securities offerings.

We may choose to mitigate our financial exposure to exchange rate risk for properties acquired outside the U.S. through the issuance of debt securities denominated in the same local currency and through currency derivatives. We may leave a portion of our foreign cash flow unhedged to reinvest in additional properties in the same local currency.

For 2021, we intend to continue our active disposition efforts to further enhance our real estate portfolio. We plan to invest these proceeds into new property acquisitions if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during 2021 or be able to invest the property sale proceeds in new properties.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2020, our total outstanding borrowings of senior unsecured notes and bonds, term loan and mortgages payable were $8.85 billion, or approximately 28.2% of our total market capitalization of $31.34 billion.

We define our total market capitalization at December 31, 2020 as the sum of:

•Shares of our common stock outstanding of 361,303,445, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $62.17 per share on December 31, 2020, or $22.49 billion;
•Outstanding mortgages payable of $299.6 million, excluding net mortgage premiums of $1.7 million and deferred financing costs of $973,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $642,000;
•Outstanding senior unsecured notes and bonds of $8.30 billion, including Sterling-denominated notes totaling £715.0 million, and excluding unamortized net original issuance premiums of $14.6 million and deferred financing costs of $49.2 million; and
•No borrowings outstanding on our revolving credit facility.

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

Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of December 31, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR.

The borrowing rate under our revolving credit facility is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2020, we had a borrowing capacity of $3.0 billion available on our revolving credit facility and no outstanding balance. The weighted average interest rate on borrowings outstanding under our revolving credit facility during 2020 was 1.5% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2020, we were in compliance with these covenants. We continually evaluate our business operations through the COVID-19 pandemic and, as of December 31, 2020, expect to remain in compliance with the financial covenants for our credit facility over the next 12 months. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may, from time to time, issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At December 31, 2020, we had no outstanding commercial paper borrowings. The weighted average interest rate on borrowings under our commercial paper program was 0.3% from inception of the plan through December 31, 2020. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.

We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace one or both, to the extent we deem appropriate.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2020, we had cash and cash equivalents totaling $824.5 million, inclusive of £32.3 million Sterling.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2020, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2020: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our ratings as of December 31, 2020, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Mortgage Debt
As of December 31, 2020, we had $299.6 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at December 31, 2020, we had net premiums totaling $1.7 million on these mortgages and deferred financing costs of $973,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2020, we made $108.8 million of principal payments, including the repayment of nine mortgages in full for $103.4 million.

Notes Outstanding
As of December 31, 2020, we had $8.30 billion of senior unsecured note and bond obligations, excluding unamortized net original issuance premiums of $14.6 million and deferred financing costs of $49.2 million. All of our outstanding notes and bonds have fixed interest rates. With the exception of interest on our 1.625% senior unsecured notes due in December 2030, which is paid annually, interest on all of our other senior note and bond obligations is paid semiannually.

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

We are committed to conducting our business according to the highest ethical standards. We are dedicated to providing an engaging, diverse, and safe work environment for our employees, operating our business in an environmentally conscious manner, and upholding our corporate responsibilities as a public company for the benefit of our stakeholders - our investors, clients, team and community.

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

Environmental - Sustainability
In 2020, we took the next step on our sustainability agenda by continuing to increase our ESG reporting and disclosure, expanding our "green lease" coverage, and committing to offsetting 100% of our electricity usage at our corporate headquarters through renewable energy combined with an energy storage system. As our sustainability strategy matures, we plan on executing more environmental impact initiatives in the coming years, by utilizing opportunities to collaborate with both internal and external stakeholders.

We hold the protection of our assets, communities, and the environment in high regard. Based on our business model, the properties in our portfolio are primarily net leased to our clients, and each client is generally responsible for maintaining the buildings, including utilities management and the implementation of environmentally sustainable practices at each location. In that light, we intend to expand our client engagement efforts to achieve shared sustainability objectives on an ongoing basis. As a member of the National Association of Real Estate Investment Trusts (Nareit) Real Estate Sustainability Council, we are focused on leveraging best practices and advancing our efforts in this area.

Social - Company Culture and Employees

Human Capital
We put great effort into cultivating an inclusive company culture. We are one team, and together we are committed to providing an engaging work environment centered on our values of integrity, transparency, respect, and humility. We hire talented employees with diverse backgrounds and perspectives and work to provide an environment with regular, open communication where capable team members have fulfilling careers and are encouraged to engage with and make a positive impact on business partners and the communities in which we operate.

The COVID-19 pandemic presented challenges to our employees. In response, during 2020, we took the following actions to seek to assist our employees:

•Transitioned all employees to working remotely through secure systems supported by our IT department;
•Utilized Microsoft Teams to support regular communication, collaboration, and continued training;
•Increased dialogue with our team leaders, including our CEO, who scheduled regular check-in calls with departments and employees;
•Provided resources to employees who were directly impacted by the COVID-19 pandemic;
•Implemented a business continuity plan that includes emergency planning, disaster recovery, alternative communication outlets, and real-time testing simulations;
•Engaged with employees through a survey to gather their perspectives on how and when to return to an office work environment based on their individual situations; and
•Established virtual engagement activities bringing colleagues together through the Team Building Committee and Green Team.

Recruitment, Development and Retention
We believe our employees form the foundation of our corporate culture and are one of our most valuable assets. As of January 2021, we employed 210 professionals (including two part-time employees), with the majority of talent recruited and hired from the local community. In order to broaden our reach for talent, we offer a college internship program and attract candidates utilizing diverse resources such as affinity associations, targeted job advertisements, and employee referrals. Additionally, as part of our ongoing efforts to strengthen our internal leadership development capabilities, we operate an annual mentorship program and train on topics such as anti-discrimination and harassment, cybersecurity, Diversity, Equality and Inclusion (DE&I) awareness, safety, and important company policies that are required for every employee. We also offer competency-based training that includes professional development, mentorship opportunities, executive and officer-level coaching, and leadership development.

Assistance and support are provided to employees who are working towards obtaining job-related licenses and relevant certifications as well continuing education. Opportunities to enroll in professional and technical education is also extended to all employees who are looking for ways to continue learning and growing with the company.

Employee retention is vital to maintaining a robust and cohesive workforce. To that end, we provide compensation that we believe is competitive with our peers and competitors, including a generous benefits package. Benefits include medical, dental, and vision healthcare benefits for all employees and their families; participation in a 401(k) plan with a matching contribution from us; paid time-off; disability and life insurance; and, in years that the company's performance meets certain goals, the ability to earn equity in the company that vests over four years. Our employees have an average tenure of over five years and our leadership, including Vice President and above, tenure is over 11 years.

Diversity, Equality and Inclusion
We believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. This commitment starts at the top with our highly skilled and diverse Board, comprised of individuals with a variety of backgrounds and experience. We strive to emulate this diversity throughout the company as part of our ongoing commitment to diversity, equality and inclusion, our DE&I Policy. In 2020 we focused on building our employees awareness and understanding of DE&I with both required and voluntary learning opportunities (65% participation).

These learning opportunities aim to continue building knowledge and facilitate open and safe conversations regarding critical DE&I topics, such as confronting bias in the workplace, driving inclusive conversations with others, and promoting belonging in our remote environment.

We perform a pay equity analysis each year to ensure that regardless of gender, race, or national origin, employees who perform similar work under similar circumstances are paid similar wages.

Workforce Demographics
The following data is as of February 8, 2021 and was gathered voluntarily from employees and directors, and reflects the information provided by the participating respondents. We define Manager Level as employees that either supervise at least one team member or hold a title of Associate Director or above. We define Senior Officer Level as employees with a title of Senior Vice President or above.
*6 of 17 senior officers identify as women

Age	% of our Workforce
Under 30 years old	21%
Between 30 and 50 years old	57%
Over 50 years old	22%
Ethnicity
Asian	13%
Black or African American	4%
Hispanic or Latino	11%
Caucasian	68%
Two or more races	4%
In addition, 22% of our Board of Directors identify as women and 44% identify as ethnically diverse.

Employee Engagement
We believe our focus on culture, employee engagement and inclusion has helped us mitigate the risk of losing key team members. To assess, analyze, and respond to employee sentiment and to ensure that we are doing all we can to foster engagement from a strategic perspective, we launched our first employee engagement survey in 2019. Eighteen months later, we conducted our second employee engagement survey, both with an overwhelming 99% of employees participating and increasing positive results. We continuously engage in our culture and the work environment experiences for opportunities to improve. We intend to continue to conduct employee engagement surveys every eighteen months.

We sponsor an active Team Building Committee comprised of volunteer-employees across numerous departments and seniority levels that organizes employee-driven, team-building events and activities to promote employee involvement, communication, and organizational continuity to foster strong interconnected relationships. We complement the Team Building Committee in support of our Environmental, Social, and Governance efforts with another volunteer-based, employee-driven Green Team that works on sustainability related matters at our office and in the community.

Employee Health, Safety and Wellbeing
We believe the health and wellbeing of our team members are cornerstones for our successful operations. Our “O”verall Wellbeing Program provides opportunities for our people to participate in various activities and educational programs to enhance their personal and professional lives. To support a healthy work-life balance, we offer flexible work schedules, fitness programs, on-site dry-cleaning pickup, car wash services, paid family leave, generous maternity leave, lactation rooms and an infant at work program for new parents. Employees also have access to a robust employee assistance program. Our Injury and Illness Prevention Program (IIPP) helps us meet our goal of maintaining a safe and healthy working environment for our employees.

Additionally, we have been training employees on best practice health habits in advance of a future return to our offices. Every employee will be required to attend an information session prior to regularly returning to the office to work. We have invested in MERV 13 filters, continuous HVAC air filtration, sanitizing stations, social distancing guidelines, training for healthy hand washing habits, escalated cleaning protocols, and preventative health screening questionnaires to create a safe and clean environment for our employees.

Our people are Realty Income.

Governance - Fiduciary Duties and Ethics
We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its stockholders. We are committed to managing the company for the benefit of our stockholders and are focused on maintaining good corporate governance. Our practices that illustrate this commitment include, but are not limited to:

•Our Board of Directors is currently comprised of nine directors, eight of whom are independent, non- employee directors;
•Our Board of Directors is elected on an annual basis with a majority vote standard;
•Our directors conduct annual self-evaluations and participate in orientation and continuing education programs;
•An enterprise risk management evaluation is conducted annually to identify and assess company risk;
•Each committee within our Board of Directors is comprised entirely of independent directors; and
•We adhere to all other corporate governance principles outlined in our Corporate Governance Guidelines. These guidelines, as well as our bylaws, committee charters and other governance documents may be found on our website.

We are committed to conducting our business according to the highest ethical standards and upholding our corporate responsibilities as a public company operating for the benefit of our stockholders. Our Board of Directors has adopted a Code of Business Ethics that applies to our directors, officers, and other employees. The Code of Business Ethics includes our commitment to dealing fairly with all of our customers, service providers, suppliers, and competitors. We conduct an annual training with our employees regarding ethical behavior and require all employees to acknowledge the terms of, and abide by, our Code of Business Ethics, which is also available on our website. Our employees have access to members of our Board of Directors to report anonymously, if desired, any suspicion of misconduct by any member of our senior management or executive team. Anonymous reporting is always available through the company’s whistleblower hotline and reported to our Audit Committee quarterly.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2020, we owned a diversified portfolio:

•Of 6,592 properties;
•With an occupancy rate of 97.9%, or 6,452 properties leased and 140 properties available for lease or sale;
•Doing business in 51 separate industries;
•Located in 49 U.S. states, Puerto Rico and the U.K.;
•With approximately 110.8 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,810 square feet; approximately 12,340 square feet per retail property and 245,270 square feet per industrial property.

At December 31, 2020, 6,452 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our clients are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the client's gross sales above a specified level, or fixed increases.

We define total portfolio annualized contractual rental revenue as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual rent is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as reductions to GAAP rental revenue in the periods presented.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

Percentage of Total Portfolio Annualized Contractual Rent by Industry
	As of
	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016
U.S.
Aerospace	0.6%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.3	1.1	1.2	1.4	1.7
Automotive collision services	1.1	1.0	0.9	1.0	1.0
Automotive parts	1.6	1.6	1.7	1.5	1.3
Automotive service	2.7	2.6	2.3	2.5	2.0
Automotive tire services	2.0	2.1	2.3	2.5	2.6
Beverages	2.1	2.0	2.4	2.6	2.8
Child care	2.1	2.1	2.2	1.7	1.7
Consumer electronics	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.6	0.6	0.7	0.7	0.9
Convenience stores	11.9	12.3	12.6	9.3	10.0
Crafts and novelties	0.9	0.6	0.6	0.6	0.5
Diversified industrial	0.8	0.7	0.8	0.8	0.9
Dollar stores	7.6	7.9	7.3	7.5	8.0
Drug stores	8.2	8.8	9.4	10.2	10.8
Education	0.2	0.2	0.3	0.3	0.3
Electric utilities	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.4	0.4
Equipment services	0.3	0.4	0.4	0.4	0.5
Financial services	1.8	2.0	2.4	2.3	2.6
Food processing	0.7	0.7	0.5	0.6	1.0
General merchandise	3.4	2.5	2.1	2.3	1.9
Government services	0.6	0.7	0.9	0.9	1.0
Grocery stores	4.9	5.2	5.0	5.3	3.5
Health and beauty	0.2	0.2	0.2	*	*
Health and fitness	6.7	7.0	7.1	7.7	7.6
Health care	1.5	1.6	1.6	1.4	1.5
Home furnishings	0.7	0.8	0.8	0.9	0.9
Home improvement	3.1	2.9	2.8	2.9	2.5
Machinery	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.8	2.0	2.0
Office supplies	0.1	0.2	0.2	0.2	0.3
Other manufacturing	0.4	0.6	0.7	0.8	0.8
Packaging	0.9	0.8	1.0	1.1	0.9
Paper	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.5	0.6	0.6
Restaurants - casual dining	2.8	3.2	3.3	3.6	3.7
Restaurants - quick service	5.3	5.8	6.3	5.2	4.8
Shoe stores	0.2	0.2	0.5	0.6	0.6
Sporting goods	0.7	0.8	0.9	1.0	1.5
Telecommunications	0.5	0.5	0.6	0.6	0.7
Theaters	5.6	6.1	5.3	5.7	4.6
Transportation services	3.9	4.3	5.0	5.4	5.7
Wholesale clubs	2.4	2.5	2.9	3.1	3.4
Other	0.2	0.7	0.7	0.8	0.8
Total U.S.	93.8%	97.3%	100.0%	100.0%	100.0%
U.K.
Grocery stores	4.9	2.7	—	—	—
Health care	0.1	—	—	—	—
Home improvement	1.2	—	—	—	—
Theaters	*	*	—	—	—
Total U.K.	6.2%	2.7%	—%	—%	—%
Totals	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of December 31, 2020 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent as of December 31, 2020	Percentage of Total Portfolio Annualized Contractual Rent
Retail	6,419	79,227,800	$1,409,959	84.4%
Industrial	115	28,206,300	182,004	10.9
Office	43	3,175,700	51,308	3.1
Agriculture	15	184,500	27,113	1.6
Totals	6,592	110,794,300	$1,670,384	100.0%
(1) Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at December 31, 2020.

Client Diversification
The following table sets forth our 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at December 31, 2020:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent
Walgreens	248	5.7%
7-Eleven	432	4.8%
Dollar General	787	4.3%
FedEx	41	3.7%
Dollar Tree / Family Dollar	550	3.3%
LA Fitness	56	3.1%
Sainsbury's	18	3.0%
Wal-Mart / Sam's Club	58	2.9%
Regal Cinemas (Cineworld)	41	2.7%
AMC Theaters	32	2.7%
Lifetime Fitness	16	2.4%
Circle K (Couche-Tard)	277	1.8%
BJ's Wholesale Clubs	15	1.7%
Treasury Wine Estates	17	1.6%
CVS Pharmacy	88	1.5%
Speedway (Marathon)	161	1.5%
Kroger	22	1.5%
Tesco	10	1.4%
Home Depot	22	1.3%
GPM Investments / Fas Mart	202	1.3%
Totals	3,093	52.2%

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of December 31, 2020 (dollars in thousands):

Total Portfolio(1)
	Expiring Leases		Approximate Leasable	Total Portfolio Annualized Contractual Rent as of December 31, 2020	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail	Square Feet
2021	178	10	1,491,300	$28,832	1.7%
2022	372	21	8,339,600	78,637	4.7
2023	545	24	9,751,500	121,418	7.3
2024	418	17	7,768,600	98,186	5.9
2025	507	21	7,913,500	122,585	7.3
2026	374	10	6,731,800	89,150	5.3
2027	432	4	6,507,400	88,054	5.3
2028	590	14	11,789,800	136,826	8.2
2029	541	6	9,277,800	131,580	7.9
2030	227	12	6,856,200	78,966	4.7
2031	253	15	6,799,500	114,831	6.9
2032	304	12	4,898,100	101,673	6.1
2033	288	4	3,894,200	71,124	4.3
2034	304	3	5,239,200	125,685	7.5
2035	258	—	2,181,600	62,335	3.7
2036-2046	765	7	9,158,200	220,502	13.2
Totals	6,356	180	108,598,300	$1,670,384	100.0%
(1) The table sets forth the timing of remaining lease terms expirations in our portfolio and their contributions to contractual rent as of December 31, 2020. Leases on our multi-client properties are counted separately in the table above. The table excludes 163 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of December 31, 2020 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of December 31, 2020	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	225	95%	2,127,700	$30,754	1.8%
Alaska	3	100	274,600	2,148	0.1
Arizona	152	99	2,082,200	31,380	1.9
Arkansas	100	97	1,178,800	14,419	0.9
California	238	98	7,398,100	147,067	8.8
Colorado	98	94	1,575,200	23,500	1.4
Connecticut	18	89	1,274,100	12,907	0.8
Delaware	19	100	101,400	3,132	0.2
Florida	430	98	4,981,400	87,988	5.3
Georgia	296	99	4,546,100	59,553	3.6
Idaho	14	93	103,200	1,748	0.1
Illinois	299	95	7,703,900	96,369	5.8
Indiana	200	100	2,556,000	40,333	2.4
Iowa	46	91	2,527,800	18,182	1.1
Kansas	118	98	2,206,600	24,807	1.5
Kentucky	94	99	1,826,100	22,184	1.3
Louisiana	136	97	1,953,200	25,595	1.5
Maine	27	100	277,800	5,721	0.3
Maryland	38	100	1,494,000	25,743	1.5
Massachusetts	58	95	881,400	17,082	1.0
Michigan	243	100	2,752,200	42,837	2.6
Minnesota	176	99	2,357,400	44,713	2.7
Mississippi	188	95	2,029,800	22,826	1.4
Missouri	186	94	2,962,100	39,114	2.3
Montana	12	100	89,100	2,238	0.1
Nebraska	61	98	862,300	8,846	0.5
Nevada	26	96	1,239,300	9,204	0.6
New Hampshire	14	100	321,500	6,058	0.4
New Jersey	80	99	1,271,000	29,992	1.8
New Mexico	58	100	495,500	8,577	0.5
New York	139	98	3,164,400	69,359	4.2
North Carolina	207	99	3,493,800	51,160	3.1
North Dakota	8	75	126,900	1,321	0.1
Ohio	341	98	6,765,000	69,258	4.0
Oklahoma	190	99	2,368,500	32,147	1.9
Oregon	31	100	665,100	11,965	0.7
Pennsylvania	211	99	2,217,000	44,495	2.7
Rhode Island	3	100	158,000	2,582	0.2
South Carolina	179	98	1,816,700	35,507	2.1
South Dakota	21	81	254,700	2,584	0.2
Tennessee	261	98	3,854,700	49,839	3.0
Texas	831	99	11,691,500	176,716	10.5
Utah	23	100	949,700	9,980	0.6
Vermont	1	100	65,500	1,212	0.1
Virginia	219	99	3,418,300	45,136	2.7
Washington	51	98	956,700	15,915	1.0
West Virginia	37	97	537,500	7,120	0.4
Wisconsin	131	98	3,044,400	32,972	2.0
Wyoming	9	100	63,900	1,520	0.1
Puerto Rico	4	100	28,300	859	*
U.K.	42	100	3,703,900	103,720	6.2
Totals\Average	6,592	98%	110,794,300	$1,670,384	100.0%
* Less than 0.1%

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
•Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-client properties;
•Future expenditures for development projects; and
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, or the economy generally.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:

•Our continued qualification as a real estate investment trust;
•General domestic and foreign business and economic conditions;
•Competition;
•Fluctuating interest and currency rates;
•Access to debt and equity capital markets;
•Continued volatility and uncertainty in the credit markets and broader financial markets;
•Other risks inherent in the real estate business including our client defaults under leases, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;
•Impairments in the value of our real estate assets;
•Changes in income tax laws and rates;
•The continued evolution of the COVID-19 pandemic and the measures taken to limit its spread, and its impacts on us, our business, our clients, or the economy generally;
•The timing and pace of reopening efforts at the local, state and national level in response to the COVID-19 pandemic and any developments, such as the recent surge in COVID-19 cases, that cause a delay in or postponement of reopenings;
•The outcome of any legal proceedings to which we are a party or which may occur in the future; and
•Acts of terrorism and war.

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Item 1A:      Risk Factors

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of outstanding preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of outstanding preferred stock.

Risks Related to Our Business and Industry

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

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across global economies and financial markets. The COVID-19 pandemic and the measures taken to limit its spread have adversely impacted regional, national and global economic activity and have contributed to significant volatility and negative pressure in financial markets. The impact of the COVID-19 pandemic has been rapidly evolving and, as cases of COVID-19 have continued to increase and be identified, many countries, including the United States and United Kingdom, have reacted by, among other things, instituting quarantines and restricting travel. Many national, state and local governments, including in areas where we own properties, have also reacted by instituting quarantines, restrictions on travel, shelter-in-place orders, restrictions on types of business that may continue to operate, school closures, limitations on attendance at events or other gatherings, and social distancing requirements, and additional national, state and local governments may implement similar restrictions. In that regard, surges in COVID-19 cases have led many state and local governments to increase the scope and severity of some of these restrictions and to institute new restrictions.

As a result, the COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the global, national and regional economies generally and many industries, directly or indirectly, and those impacts are likely to continue and may increase in severity, including potentially triggering a prolonged period of negative or limited economic growth. Factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic and the measures taken to limit its spread on the business, results of operations, financial condition and liquidity of us and our clients include, without limitation, the following:

•A complete or partial closure of, or other operational limitations or issues at, properties operated by our clients resulting from government action (including travel bans, border closings, business closures, quarantine, shelter-in-place or similar orders requiring that people remain in their homes) or client action;
•Reduced economic activity, the deterioration in our or our clients’ ability to operate in affected areas and any delays in the supply of products or services to our clients may impact certain of our clients’ businesses, results of operations, financial condition and liquidity and may cause certain of our clients to be unable to meet their obligations to us in full, or at all, and to seek, whether through negotiation, restructuring or bankruptcy, reductions or deferrals in their rent payments and other obligations to us or early termination of their leases;
•We may experience difficulties, some of which may be related to unexpected supply chain disruptions, in leasing, selling or redeveloping vacant properties or renewing expiring or terminated leases on terms we consider acceptable, or at all;
•We may experience difficulty accessing the bank lending, capital markets and other financial markets on attractive terms, or at all, and a severe disruption or instability in the national or global financial markets or deterioration in credit and financing conditions may adversely affect our cost of capital, our access to capital to acquire additional properties necessary to grow our business and to fund our business operations, our ability to pay dividends on our common stock, our ability to pay the principal of and interest on our indebtedness, and our other liabilities on a timely basis, and our clients’ ability to fund their business operations and meet their obligations to us and others;
•The financial impact of the COVID-19 pandemic could negatively impact our credit ratings, the interest rates on our borrowings, and, if the COVID-19 pandemic continues for an extended period of time, our future compliance with financial covenants under our credit facility and other debt instruments, which could result in a default and potentially an acceleration of indebtedness, any of which could negatively impact our ability to make additional borrowings under our revolving credit facility, to sell commercial paper notes under our commercial paper program or incur other indebtedness, and pay dividends on our common stock and to pay the principal of and interest on our indebtedness, and our other obligations when due;
•The impact of the COVID-19 pandemic on the market value of our properties has led to impairment charges and may require that we incur further impairment charges, asset write-downs or similar charges;
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

The extent to which the COVID-19 pandemic continues to impact our operations and those of our clients will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or limit its impact, and the direct and indirect economic effects of the pandemic and containment measures. To date, the COVID-19 pandemic and the measures taken to limit its spread have adversely impacted and may continue to adversely impact, among other things, the ability of a number of our clients’ to generate adequate, or in certain cases, any revenue from their businesses, the ability or willingness of many of our clients to pay rent in full, or at all, or on a timely basis, and our ability to collect rent from our clients. It may also adversely impact our ability to enforce remedies for the failure to pay rent, our occupancy levels, our ability to acquire properties or complete construction projects, and may otherwise negatively affect our business.

Certain industries in which our clients operate appear to have been disproportionately adversely impacted by the COVID-19 pandemic and the measures taken to mitigate its spread. These adverse impacts have reduced the amount of rent we have been able to collect from our clients in those industries and may further decrease the likelihood of us collecting such rent in the future. For example, in October 2020, two major theater operators that are clients of ours publicly announced financial difficulties from the COVID-19 pandemic, including sustained operating losses, the depletion of liquidity resources and the closure of locations. In response to this information, we have recorded reserves as a reduction of rental revenue on certain theater leases related to those clients on an accrual basis and have recorded provisions for impairment on certain of our assets with respect to properties of which those theater operators are clients to reduce the carrying value of those assets to fair value. Our ability to collect rent from these clients, from other clients in the theater industry, or from other clients who face similar hardships may be further adversely impacted as the COVID-19 pandemic and its adverse impacts on those clients continue. In addition, if any of these or other clients declare bankruptcy or enter into similar corporate restructuring arrangements, they may seek to reject or renegotiate our existing leases, which could adversely affect our ability to collect rent that is owed or to collect future rent on those properties at anticipated rates, or at all, or to re-lease those properties on favorable terms. As of December 31, 2020, our exposure to the theater industry was 5.6% of total portfolio annualized contractual rent.

In addition, most of our clients operate retail businesses that depend on customer traffic. As a result, conditions that lead to a decline in customer traffic (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes or orders requiring business closures or restricting business operations) have had and so long as those conditions continue to exist will continue to have an adverse effect on the business, results of operations, financial condition and liquidity of a number of our clients, and their willingness or ability to pay rent, to renew expiring leases or to enter into new leases on terms favorable to us, or at all.

In addition to the near-term effects of the COVID-19 pandemic on our clients and their businesses, we are unable to predict at this time the broader long-term impacts on consumer behavior in regard to brick-and-mortar retail and service-based businesses. To the extent certain adverse factors, including but not limited to, continued patterns of consumer savings and unemployment, persist, certain discretionary businesses could have prolonged negative consequences as a result of shifts in long-term consumer behavior.

As a result of the foregoing, we cannot predict the number of our clients that will not pay rent in the future, nor can we predict whether our clients who have paid rent in the past will continue to do so or whether our clients who have deferred rent will pay such rent in the future. As the COVID-19 pandemic continues, our clients may cease to pay their rent obligations to us in full or at all, and our clients may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue and occupancy rates, generate additional expenses, result in impairment charges or other write-downs of assets, and adversely impact our results of operations, financial condition and liquidity. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from our clients. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in occupancy levels and rental rates across our portfolio as our clients reduce or defer their spending, institute restructuring plans or file for bankruptcy. Some of our major clients have experienced temporary closures of some or all of their properties or have substantially reduced their operations in response to the COVID-19 pandemic, and additional clients may do so in the future. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues at our properties, or delays in acquisition activities, construction projects, and other corporate actions, all of which may materially adversely impact our operations.

In addition, in light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures within our organization intended to help reduce the risk of the virus to our employees, our clients, and the communities in which we operate, including instituting a work-from-home policy for our employees and suspending non-essential travel and in-person attendance at industry events.

While we anticipate that these measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect to take additional measures as the information available to us continues to develop. These actions, and any future actions we may take in response to the COVID-19 pandemic, could further negatively impact our business, financial condition, results of operations and liquidity.

For the foregoing reasons, we expect that the impact of the COVID-19 pandemic and related containment measures, including the impact on regional, national and global economies, will likely adversely affect our business, results of operations, financial condition and liquidity, and, given unpredictability of the scope, severity and duration of the pandemic, such impacts may be material.

To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us and our clients, it may also have the effect of heightening many of the risks described elsewhere in this “Risk Factors” section, including the risks resulting from our significant indebtedness; our need to generate sufficient cash flows to service our indebtedness, to pay dividends on our common stock, to pay the principal of and interest on our indebtedness, and provide for our other cash needs; our ongoing need for external financing; our ability to access borrowings under our credit facility and to sell notes under our commercial paper program; our ability to comply with the covenants contained in the agreements that govern our indebtedness; our dependency on key personnel; and the impact of negative market conditions or adverse events on our clients. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, properties, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

In order to grow we need to continue to acquire investment properties.  The acquisition of investment properties may be subject to competitive pressures.
 We face competition in the acquisition and operation of our properties. We expect competition from:

•Businesses;
•Individuals;
•Fiduciary accounts and plans; and
•Other entities engaged in real estate investment and financing.

Some of these competitors are larger than we are and have greater financial resources. This competition may result in a higher cost for properties we wish to purchase.

Negative market conditions or adverse events affecting our existing or potential clients, or the industries in which they operate, could have an adverse impact on our ability to attract new clients, re-lease space, collect rent or renew leases, which could adversely affect our cash flow from operations and inhibit growth.
Cash flow from operations depends in part on our ability to lease space to our clients on economically favorable terms and to collect rent from our clients on a timely basis. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•Lack of demand in areas where our properties are located;
•Inability to retain existing clients and attract new clients;
•Oversupply of space and changes in market rental rates;
•Declines in our clients’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;
•Defaults by and bankruptcies of clients, failure of clients to pay rent on a timely basis, or failure of our clients to comply with their contractual obligations;
•The current COVID-19 pandemic (see “Risk Factors — The COVID-19 pandemic has disrupted our operations and is expected to continue to have an adverse effect on our business, results of operations, financial condition and liquidity” above) or other pandemics or outbreaks of illness, disease or virus that affect countries or regions in which our clients and their parent companies operate or in which our properties or corporate headquarters are located;
•Economic or physical decline of the areas where the properties are located; and
•Deterioration of physical condition of our properties.

At any time, any of our clients may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a client may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the our client’s lease and material losses to us.

If our clients do not renew their leases as they expire, we may not be able to rent or sell the properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, improvements on behalf of the client or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to our stockholders and service our indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, our clients may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

Further, the occurrence of a client bankruptcy or insolvency could diminish the income we receive from our client’s lease or leases. In addition, a bankruptcy court might authorize our client to terminate its leases with us. If that happens, our claim against the bankrupt client for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent we are owed under the leases (although it is possible that we may not receive any unpaid future rent under terminated leases) or we may elect not to pursue claims against a client for terminated leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full, or at all. Moreover, in the case of a client’s leases that are not terminated as the result of its bankruptcy, we may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts we receive under those leases. As a result, client bankruptcies may have a material adverse effect on our results of operations and financial condition. Any of these events could adversely affect our cash flow from operations and our ability to make distributions to stockholders and service our indebtedness.

As of December 31, 2020, 140 of our properties were available for lease or sale. As of December 31, 2020, no single client or group of our clients in the same industry, accounted for more than 10% of our total portfolio annualized contractual rent, except as described in the next paragraph.

As of December 31, 2020, our clients in the “convenience store - U.S.” industry accounted for approximately 11.9% of our annualized contractual rent. A downturn in this industry could have a material adverse effect on our financial position, results of operations, our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and any outstanding preferred stock.

Individually, each of the other industries in our property portfolio accounted for less than 10% of our total portfolio annualized contractual rent for 2020. Nevertheless, downturns in these industries could also adversely affect our clients, which in turn could also have a material adverse effect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock, and any outstanding preferred stock.

In addition, some properties are leased to clients that may have limited financial and other resources, and therefore, they are more likely to be adversely affected by a downturn in their respective businesses, including any downturns that have resulted or may result from the COVID-19 pandemic, or in the regional, national, or international economy.

As a property owner, we may be subject to unknown environmental liabilities.
Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of:

•Our knowledge of the contamination;
•The timing of the contamination;
•The cause of the contamination; or
•The party responsible for the contamination of the property.

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

The presence of hazardous substances on a property may adversely affect our ability to lease or sell that property and we may incur substantial remediation costs or third party liability claims. Although our leases generally require our clients to operate in compliance with all applicable federal, state, and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the clients’ activities on the property, we could nevertheless be subject to liability, including strict liability, by virtue of our ownership interest. There also can be no assurance that our clients could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition, or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

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

While we have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to environmental contamination, if environmental contamination should exist on any of our properties, we could be subject to liability, including strict liability, by virtue of our ownership interest. In addition, while we have environmental insurance policies that provide for a total limit of $15 million per occurrence and $70 million in the aggregate, it is possible that our insurance could be insufficient to address any particular environmental situation and/or that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our clients are generally responsible for, and indemnify us against, liabilities for environmental matters that arise during the lease terms as a result of clients’ activities on the properties. For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the clients generally are required to meet applicable state financial assurance obligations, including maintaining certain minimum net worth requirements, obtaining environmental insurance, or relying upon the state trust funds where available in the states where these properties are located to reimburse responsible parties for costs of environmental remediation. However, it is possible that one or more of our clients could fail to have sufficient funds to cover any such indemnification or to meet applicable state financial assurance obligations, and thus we may still be obligated to pay for any such environmental liabilities.

If we fail to qualify as a REIT, it could adversely impact us, and the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.
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

If we fail to satisfy any of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year:

•We would be required to pay regular United States, or U.S., federal corporate income tax on our taxable income;
•We would not be allowed a deduction for amounts distributed to our stockholders in computing our taxable income;
•We could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost;
•We would no longer be required to make distributions to stockholders; and
•This treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.

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

Although a number of regulations related to TCJA became final after 2017, there are still a number of proposed regulations open for comment, and further changes may be made in light of recent changes in the U.S. government. The legislation is still unclear in some respects and could be subject to further potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, state and local tax jurisdictions, which often use federal taxable income as a starting point for computing state and local tax liabilities, are continuing to evaluate the legislation to determine their respective levels of conformity to the new law. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

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

We are subject to risks associated with debt and preferred stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our $3.0 billion unsecured revolving credit facility and our $1.0 billion commercial paper program. The credit agreement governing our revolving credit facility also governs our $250.0 million unsecured term loan facility due March 2024. At December 31, 2020, we had no outstanding borrowings under our revolving credit facility or our commercial paper program, a total of $8.30 billion of outstanding unsecured senior debt securities (excluding unamortized original issuance premiums of $14.6 million and deferred financing costs of $49.2 million), including £715 million of Sterling-denominated unsecured senior debt securities, $250.0 million of borrowings outstanding under our term loan facility (excluding deferred financing costs of $642,000) and approximately $299.6 million of outstanding mortgage debt

(excluding net unamortized premiums totaling $1.7 million and deferred financing costs of $973,000). Our revolving credit facility grants us the option, subject to obtaining lender commitments and other customary conditions, to expand the borrowing limits thereunder to up to $4.0 billion. In addition, in August 2020, we established our unsecured commercial paper note program under which we may offer and sell up to $1.0 billion of commercial paper at any time. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of notes issued under the commercial paper program. Specifically, we maintain unused borrowing capacity under our revolving credit facility equal to the aggregate principal amount of borrowings outstanding under our commercial paper program from time to time. We also may in the future enter into amendments and restatements of our current revolving credit facility and term loan facility, or enter into new revolving credit facilities or term loan facilities, and any such amended, restated or replacement revolving credit facilities or term loan facilities may increase the amounts we are entitled to borrow, subject to customary conditions, compared to our current revolving credit facility and term loan facility, or we may incur other indebtedness. We may also in the future increase the size of our commercial paper program. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt or to pay dividends on our common stock. We also face variable interest rate risk as the interest rates on our revolving credit facility and term loan are variable and could therefore increase over time. In addition, commercial paper borrowings are short-term obligations and the interest rate on newly issued commercial paper varies according to market conditions at the time of issuance. We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given past disruptions in the financial markets and ongoing global financial uncertainties, including the impact of COVID-19 and of the United Kingdom’s withdrawal from the European Union (referred to as Brexit), we also face the risk that one or more of the participants in our revolving credit facility may not be able to lend us money.
In addition, our revolving credit facility, our term loan facility and our mortgage loan documents contain provisions that could limit or, in certain cases, prohibit the payment of dividends and other distributions to holders of our common stock and any outstanding preferred stock. In particular, our revolving credit facility and our $250.0 million term loan facility, all of which are governed by the same credit agreement, provide that, if an event of default (as defined in the credit agreement) exists, we may not pay any dividends or make other distributions on (except distributions payable in shares of a given class of our stock to the stockholders of that class), or repurchase or redeem, among other things, any shares of our common stock or any outstanding preferred stock, during any period of four consecutive fiscal quarters in an aggregate amount in excess of the greater of:

•The sum of (a) 95% of our adjusted funds from operations (as defined in the credit agreement) for that period plus (b) the aggregate amount of cash distributions made to holders of our outstanding preferred stock, if any, for that period, and
•The minimum amount of cash distributions required to be made to our stockholders in order to maintain our status as a REIT for federal income tax purposes and to avoid the payment of any income or excise taxes that would otherwise be imposed under specified sections of the Internal Revenue Code of 1986, as amended, or the Code, on income we do not distribute to our stockholders, except that we may repurchase or redeem shares of our outstanding preferred stock, if any, with net proceeds from the issuance of shares of our common stock or preferred stock. The credit agreement further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or with respect to one or more of our subsidiaries that in the aggregate meet a significance test set forth in the credit agreement, we and our subsidiaries (other than our wholly-owned subsidiaries) may not pay any dividends or make other distributions on (except for (a) distributions payable in shares of a given class of our stock to the stockholders of that class and (b) dividends and distributions described in the second bullet point above), or repurchase or redeem, among other things, any shares of our common stock or preferred stock. If any such event of default under the credit agreement were to occur, it would likely have a material adverse effect on the market price of our outstanding common stock and any outstanding preferred stock and on the market value of our debt securities could limit the amount of dividends or other distributions payable to holders of our common stock and any outstanding preferred stock or the amount of interest and principal we are able to pay on our indebtedness, or prevent us from paying those dividends, other distributions, interest or principal altogether, and may adversely affect our ability to qualify, or prevent us from qualifying, as a REIT.

Our indebtedness could also have other important consequences to holders of our common stock, any outstanding preferred stock, and our debt securities, including:

•Increasing our vulnerability to general adverse economic and industry conditions;
•Limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;
•Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•Putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a credit facility, loan agreement or other debt instrument, the lenders will generally have the right to demand immediate repayment of the principal and interest on all of their loans and, in the case of secured indebtedness, to exercise their rights to seize and sell the collateral. Moreover, a default under a single loan or debt instrument may trigger cross-default or cross- acceleration provisions in other indebtedness and debt instruments, giving the holders of such other indebtedness and debt instruments similar rights to demand immediate repayment and to seize and sell any collateral.

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
We are subject to all of the inherent risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur, and distributions on our capital stock. Additional real estate ownership risks include:

•Adverse changes in general or local economic conditions;
•Changes in supply of, or demand for, similar or competing properties;
•Changes in interest rates and operating expenses;
•Competition for our clients;
•Changes in market rental rates;
•Inability to lease properties upon termination of existing leases;
•Renewal of leases at lower rental rates;
•Inability to collect rents from our clients due to financial hardship, including bankruptcy;
•Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
•Uninsured property liability;
•Property damage or casualty losses;
•Unexpected expenditures for capital improvements, including requirements to bring properties into compliance with applicable federal, state and local laws;
•The need to periodically renovate and repair our properties;
•Risks assumed as manager for pre-leased development or redevelopment projects;
•Physical or weather-related damage to properties;
•The potential risk of functional obsolescence of properties over time;
•Acts of terrorism and war; and
•Acts of God and other factors beyond the control of our management.

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
We are regularly engaged in the process of identifying, analyzing, underwriting, and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, our failure to adequately underwrite and identify risks and obligations when acquiring properties, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

Furthermore, we have made and may continue to make selected acquisitions of properties that fall outside our historical focus on freestanding, single-client, net lease retail locations in the United States. We may be exposed to a variety of new risks by expanding into new property types and/or new jurisdictions outside the United States and properties leased to our clients engaged in non-retail businesses. These risks may include limited experience in managing certain types of new properties, new types of real estate locations and lease structures, and the laws and culture of non-United States jurisdictions.

We are subject to additional risks from our international investments.
We have acquired and may continue to acquire properties outside of the United States. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in the United States. Our international investments are subject to additional risks, including:

•The laws, rules and regulations applicable in such jurisdictions outside of the United States, including those related to property ownership by foreign entities;
•Complying with a wide variety of foreign laws;
•Fluctuations in exchange rates between foreign currencies and the U.S. dollar, and exchange controls;
•Limited experience with local business and cultural factors that differ from our usual standards and practices;
•Challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, climate change or environmental compliance;
•Unexpected changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the United States or between the United States and such jurisdictions;
•Potentially adverse tax consequences with respect to our properties;
•The impact of regional or country-specific business cycles and economic instability, including deteriorations in political relations with the United States, instability in, or further withdrawals from, the European Union or other international trade alliances or agreements; and
•Political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities.

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

In the future, we may invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status. If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.

An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.
Under the terms and conditions of the leases currently in force on our properties, clients generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, clients are generally required, at the client’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our clients are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our clients are generally required to maintain general liability coverage depending on the client and the industry in which the client operates.

In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by the clients as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the clients fail to restore the properties to their condition prior to a loss. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. We also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies, and we may not have the ability to purchase insurance policies we desire.

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
The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our clients.

Our business is subject to risks associated with climate change and our sustainability strategies.
Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our customers. This could adversely affect our financial condition or results of operations.

In addition, we seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and international laws and regulations related to climate change, both internally and with our clients. Our sustainability strategies and efforts to comply with changes in federal, state and international laws and regulations on climate change could result in significant capital expenditures to improve our existing properties or properties we may acquire. Any changes to such laws and regulations could also result in increased operating costs or capital expenditures at our properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our clients and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing clients from relocating to properties owned by our competitors.

We are subject to risks related to recent proposals for reform regarding LIBOR.
Certain of our existing debt instruments and other financial arrangements, including our $3.0 billion revolving credit facility and our $250.0 million term loan facility, provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder.

The UK Financial Conduct Authority, which is the LIBOR administrator’s regulator, previously stated that it would no longer encourage or require banks to submit rates for LIBOR after 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors, including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions are expected to cause LIBOR to cease to exist and the adoption of alternative reference rates. Likewise, notwithstanding a possible deferral, the LIBOR administrator’s advice that no new contracts using U.S. dollar LIBOR be entered into after December 31, 2021 may mean that LIBOR borrowings (including LIBOR borrowings under our credit facilities) may cease to be available after that date. While our revolving credit facility and our term loan facility include provisions for establishing alternative reference rates in the event LIBOR shall no longer be available, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could also affect interest rates and other financing costs under our debt instruments and other financial arrangements, any of which could adversely affect our results of operations and financial condition.

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
Certain of our investments have the benefit of governmental tax incentives aimed at inducing retail users to relocate to incentivize development in areas and neighborhoods which have not historically seen robust commercial development. The TCJA provided for such communities to be designated as Qualified Opportunity Zones, which are eligible for such tax benefits. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. The expiration of these incentive programs or the inability of potential clients or users to be eligible for or to obtain governmental approval of the incentives, or the inability to remain compliant with such programs, may have an adverse effect on the value of our investment, cash flow and net income, and may result in impairment charges.

General Risk Factors

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time and may be outside of our control, including:

•Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;
•The market for similar securities issued by other REITs;
•General economic, political and financial market conditions;
•The financial condition, performance and prospects of us, our clients and our competitors;
•Changes in legal and regulatory taxation obligations;
•Litigation and regulatory proceedings;
•Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•Changes in our credit ratings; and
•Actual or anticipated variations in quarterly operating results of us and our competitors.

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
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that events like these will not occur or have a direct impact on our clients, our business or the United States or world generally.

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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we become engaged in a process or proxy contest with an activist stockholder in the future, our business could be adversely affected, as such activities could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our Board of Directors or management team may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential sellers of properties, clients and financing sources, and make it more difficult to attract and retain qualified personnel. If potential or existing sellers of properties, clients or financing sources choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our results of operations could be adversely affected. Similarly, we may suffer damage to our reputation (for example, regarding our corporate governance or stockholder relations) or brand by way of actions taken or statements made by outside constituents, including activist investors and shareholder advisory firms, which could adversely affect the market price of our common stock and preferred stock and the value of our debt securities, resulting in significant loss of value, which could impact our ability to access capital, increase our cost of capital, and decrease our ability to acquire properties on attractive terms.

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
Our ability to make distributions on our common stock and any outstanding preferred stock and payments on our indebtedness, and to fund planned acquisitions and capital expenditures will depend on our ability to generate cash in the future. We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and any outstanding preferred stock, to pay our indebtedness, or to fund our other liquidity needs.

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
Increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients’ ability to pay rent. In addition, the U.K. government's plan to reform the Retail Price Index (RPI) to align with the Consumer Price Index (CPIH) may result in a lower measure of inflation and, in turn, have a negative impact on our lease revenue currently tied to RPI in the U.K.

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

	Price Per Share of Common Stock		Distributions
	High	Low	Declared (1)
2020
First Quarter	$84.92	$38.00	$0.6980
Second Quarter	65.56	43.41	0.6995
Third Quarter	66.80	56.33	0.7010
Fourth Quarter	65.09	57.09	0.7025
Total			$2.8010
2019
First Quarter	$74.14	$61.60	$0.6770
Second Quarter	73.94	66.21	0.6785
Third Quarter	77.50	67.70	0.6800
Fourth Quarter	82.17	71.45	0.6815
Total			$2.7170
(1) Common stock cash distributions are declared monthly by us based on financial results for the prior months. At December 31, 2020, a distribution of $0.2345 per common share had been declared and was paid in January 2021.

B.  There were approximately 9,500 registered holders of record of our common stock as of December 31, 2020. We estimate that our total number of stockholders is approximately 735,000 when we include both registered and beneficial holders of our common stock.

C.  During the fourth quarter of 2020, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:

•102 shares of stock, at a weighted average price of $61.73, in October 2020;
•6,018 shares of stock, at a weighted average price of $64.39, in November 2020; and
•83 shares of stock, at a weighted average price of $60.40, in December 2020.

Item 6:                              Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)

The following table sets forth our selected historical consolidated financial information for each of the five years in the period ended December 31, 2020. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of income and comprehensive income data, the statements of equity data, the statements of cash flows data and the other data for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016 were derived from our audited consolidated financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the information included under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

As of or for the Years Ended December 31,	2020	2019	2018	2017	2016
Total assets (book value)	$20,740,285	$18,554,796	$15,260,483	$14,058,166	$13,152,871
Cash and cash equivalents	824,476	54,011	10,387	6,898	9,420
Total debt	8,817,467	7,901,547	6,499,976	6,111,471	5,839,605
Total liabilities	9,722,555	8,750,638	7,139,505	6,667,458	6,365,818
Total equity	11,017,730	9,804,158	8,120,978	7,390,708	6,787,053
Net cash provided by operating activities	1,115,543	1,068,937	940,742	875,850	799,863
Net change in cash, cash equivalents and restricted cash	779,674	49,934	8,929	(3,539)	(34,652)
Total revenue	1,651,625	1,491,591	1,327,838	1,215,768	1,103,172
Net income	396,506	437,478	364,598	319,318	316,477
Preferred stock dividends	—	—	—	(3,911)	(27,080)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	—	(13,373)	—
Net income available to common stockholders	395,486	436,482	363,614	301,514	288,491
Cash distributions paid to common stockholders	964,167	852,134	761,582	689,294	610,516
Net income per common share:
Basic	1.15	1.38	1.26	1.10	1.13
Diluted	1.14	1.38	1.26	1.10	1.13
Cash distributions paid per common share	2.794000	2.710500	2.630500	2.527000	2.391500
Cash distributions declared per common share	2.801000	2.717000	2.639000	2.537000	2.403000
Basic weighted average number of common shares outstanding	345,280,126	315,837,012	289,427,430	273,465,680	255,066,500
Diluted weighted average number of common shares outstanding	345,415,258	316,159,277	289,923,984	273,936,752	255,624,250

Item 7:                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term net lease agreements with our commercial clients.

Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 52 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term net lease agreements with our commercial clients. We refer to our tenants as clients because we strive to build mutually beneficial relationships and we believe their success is our success. The company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years.

At December 31, 2020, we owned a diversified portfolio:

•Of 6,592 properties;
•With an occupancy rate of 97.9%, or 6,452 properties leased and 140 properties available for lease or sale;
•Doing business in 51 separate industries;
•Located in 49 U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 110.8 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of our client) of approximately 9.0 years; and
•With an average leasable space per property of approximately 16,810 square feet; approximately 12,340 square feet per retail property and 245,270 square feet per industrial property.

Of the 6,592 properties in the portfolio at December 31, 2020, 6,555, or 99.4%, are single-client properties, of which 6,419 were leased, and the remaining are multi-client properties.

Unless otherwise specified, references to rental revenue in the Management's Discuss and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $79.4 million, $69.1 million and $47.0 million for 2020, 2019 and 2018, respectively. In addition, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue preferred stock or debt securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our credit facility, commercial paper program, or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2020, our total outstanding borrowings of senior unsecured notes and bonds, term loan and mortgages payable were $8.85 billion, or approximately 28.2% of our total market capitalization of $31.34 billion.

We define our total market capitalization at December 31, 2020 as the sum of:

•Shares of our common stock outstanding of 361,303,445, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $62.17 per share on December 31, 2020, or $22.49 billion;
•Outstanding mortgages payable of $299.6 million, excluding net mortgage premiums of $1.7 million and deferred financing costs of $973,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $642,000;
•Outstanding senior unsecured notes and bonds of $8.30 billion, including Sterling-denominated notes of £715.0 million, and excluding unamortized net original issuance premiums of $14.6 million and deferred financing costs of $49.2 million; and
•No borrowings outstanding on our revolving credit facility.

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

At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During 2020, we issued 17,724,374 shares and raised approximately $1.09 billion of gross proceeds under the ATM program. At December 31, 2020, we had 15,678,031 shares remaining for future issuance under our current ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
Issuances of Common Stock
In March 2020, we issued 9,690,500 shares of common stock in an overnight underwritten public offering, including 690,500 shares purchased by the underwriters upon exercise of their option to purchase additional shares. After deducting underwriting discounts and other offering costs of $21.2 million, the net proceeds of $728.9 million were primarily used to repay borrowings under our revolving credit facility.

In January 2021, we issued 12,075,000 shares of common stock in an overnight underwritten public offering, including 1,575,000 shares purchased by the underwriters upon exercise of their option to purchase additional shares. The company used the net proceeds from the offering, along with available cash and additional borrowings, to fund property acquisitions and for general corporate purposes and working capital.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2020. During 2020, we issued 149,289 shares and raised approximately $9.1 million under our DRSPP. At December 31, 2020, we had 11,503,379 shares remaining for future issuance under our DRSPP program.

Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of December 31, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2020, we had no outstanding borrowings on our revolving credit facility and available borrowing capacity of $3.0 billion. The weighted average interest rate on borrowings under our revolving credit facility during 2020 was 1.5% per annum. We must comply with various financial and other covenants in our credit facility. At December 31, 2020, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program we may, from time to time, issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At December 31, 2020, we had no outstanding commercial paper borrowings. The weighted average interest rate on borrowings under our commercial paper program was 0.3% from inception of the plan through December 31, 2020. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.

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

Mortgage Debt
As of December 31, 2020, we had $299.6 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at December 31, 2020, we had net premiums totaling $1.7 million on these mortgages and deferred financing costs of $973,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During 2020, we made $108.8 million of principal payments, including the repayment of nine mortgages in full for $103.4 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of December 31, 2020, sorted by maturity date (dollars in millions):

3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	$950
4.650% notes, issued in July 2013 and due in August 2023	750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
0.750% notes, issues December 2020 and due in March 2026	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
1.625% notes, issued in October 2020 and due December 2030 (2)	547
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950
1.800% notes, issued in December 2020 and due in March 2033	400
2.730% notes, issued in May 2019 and due in May 2034 (2)	431
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	8,303
Unamortized net original issuance premiums and deferred financing costs	(35)
$8,268
(1) In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest.
(2) Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million and £315.0 million, respectively, converted at the applicable exchange rate on December 31, 2020.

During the year ended December 31, 2020 we issued the following notes and bonds (in millions):

2020 Issuances	Date of Issuance	Maturity date	Principal amount issued	Price of par value	Effective yield to maturity
3.250% notes	May 2020	January 2031	$600	98.99%	3.36%
3.250% notes	July 2020	January 2031	$350	108.24%	2.34%
1.625% notes	October 2020	December 2030	£400	99.19%	1.71%
0.750% notes	December 2020	March 2026	$325	99.19%	0.91%
1.800% notes	December 2020	March 2033	$400	98.47%	1.94%

The net proceeds of $391.3 million from the December 2020 offering of 1.800% notes due 2033 and the net proceeds of $320.3 million from the December 2020 offering of 0.750% notes due 2026 were used, along with available cash and additional borrowings, as necessary to redeem in January 2021 all $950 million aggregate principal amount of our outstanding 3.25% notes due 2022 at the applicable redemption price, plus accrued interest and, to the extent not used for those purposes, to fund investment opportunities and for other general corporate purposes.

The net proceeds from the October 2020 Sterling-denominated offering of £400.0 million approximated $508.2 million, as converted at the applicable exchange rate on the closing of the offering, and were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement and, to the extent not used for those purposes, to fund investment opportunities and for other general corporate purposes.

The net proceeds of $376.6 million from the July 2020 note offering and the net proceeds of $590.0 million from the May 2020 note offering were used to repay borrowings under our credit facility, to fund potential investment opportunities and for other general corporate purposes.

All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of December 31, 2020. Additionally, with the exception of interest on our 1.625% senior unsecured notes due in December 2030, which is paid annually, interest on all of our other senior note and bond obligations is paid semiannually.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of December 31, 2020 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.6%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.4%
Debt service coverage (trailing 12 months)(1)	> 1.5 x	5.1
Maintenance of total unencumbered assets	> 150% of unsecured debt	256.7%
 (1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other Debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on January 1, 2020, and subject to certain additional adjustments.  Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of January 1, 2020, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at December 31, 2020 (in thousands, for trailing twelve months):

Net income available to common stockholders	$395,486
Plus: interest expense, excluding the amortization of deferred financing costs	299,015
Plus: loss on extinguishment of debt	9,819
Plus: provision for taxes	14,693
Plus: depreciation and amortization	677,038
Plus: provisions for impairment	147,232
Plus: pro forma adjustments	71,574
Less: gain on sales of real estate	(76,232)
Income available for debt service, as defined	$1,538,625
Total pro forma debt service charge	$304,552
Debt service and fixed charge coverage ratio	5.1

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2020, we had cash and cash equivalents totaling $824.5 million, inclusive of £32.3 million Sterling.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of December 31, 2020, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at December 31, 2020: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our ratings as of December 31, 2020, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.

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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of December 31, 2020 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program(1)	Notes and Bonds(2)	Term Loan(3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income(6)	Ground Leases Paid by Our Clients(7)	Other(8)	Totals
2021	$—	$—	$—	$44.2	$302.3	$1.6	$13.7	$106.8	$468.6
2022	—	950.0	—	111.8	301.6	1.6	13.6	—	1,378.6
2023	—	750.0	—	20.6	266.6	1.6	13.7	—	1,052.5
2024	—	350.0	250.0	112.2	223.2	1.6	13.8	—	950.8
2025	—	500.0	—	0.7	192.9	1.4	13.5	—	708.5
Thereafter	—	5,752.4	—	10.1	1,222.4	18.8	55.9	—	7,059.6
Totals	$—	$8,302.4	$250.0	$299.6	$2,509.0	$26.6	$124.2	$106.8	$11,618.6
(1) The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions. At December 31, 2020, there were no outstanding borrowings under our revolving credit facility or commercial paper program.
(2) Excludes both non–cash original issuance discounts and premiums recorded on notes payable of $14.6 million and deferred financing costs of $49.2 million. Excludes the impact of the January 2021 early redemption of all $950.0 million in principal of the 3.250% notes due October 2022.
(3)  Excludes deferred financing costs of $642,000.
(4) Excludes both non–cash net premiums recorded on the mortgages payable of $1.7 million and deferred financing costs of $973,000.
(5) Interest on the term loans, notes, bonds, mortgages payable, credit facility and commercial paper program has been calculated based on outstanding balances through their respective maturity dates. Excludes the impact of the January 2021 early redemption of all $950.0 million in principal of the 3.250% notes due October 2022.
(6)  Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7) Our clients, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8) “Other” consists of $100.0 million of commitments under construction contracts and $6.8 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.

Our credit facility, commercial paper program, term loan, and notes payable obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

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

Acquisitions During 2020
Below is a listing of our acquisitions in the U.S. and U.K. for the year ended December 31, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Year ended December 31, 2020 (2)
Acquisitions - U.S. (in 30 states)	202	5,476,009	$1,302,220	14.9	5.8%
Acquisitions - U.K. (3)	24	2,120,256	920,934	10.8	6.1%
Total Acquisitions	226	7,596,265	$2,223,154	13.2	5.9%
Properties under Development - U.S.	18	1,601,095	84,127	15.3	5.6%
Total (4)	244	9,197,360	$2,307,281	13.2	5.9%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that our client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income for the fourth quarter of 2020 includes approximately $700,000 received as a settlement credit for a property acquired in the U.S. as reimbursement of a free rent period.
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
(2)None of our investments during 2020 caused any one client to be 10% or more of our total assets at December 31, 2020. All of our investments in acquired properties during 2020 are 100% leased at the acquisition date.
(3)Represents investments of £707.8 million Sterling during the year ended December 31, 2020 converted at the applicable exchange rate on the date of acquisition.
(4)Our clients occupying the new properties operate in 26 industries, and are 86.6% retail and 13.4% industrial, based on rental revenue. Approximately 61% of the rental revenue generated from acquisitions during 2020 is from our investment grade rated clients, their subsidiaries or affiliated companies.

Portfolio Discussion
Leasing Results
At December 31, 2020, we had 140 properties available for lease out of 6,592 properties in our portfolio, which represents a 97.9% occupancy rate based on the number of properties in our portfolio.

The following tables summarize our leasing results for the periods indicated below:

Three months ended December 31, 2020
Properties available for lease at September 30, 2020	92
Lease expirations (1)	159
Re-leases to same client (2)	(72)
Re-leases to new client (2)(3)	(5)
Vacant dispositions	(34)
Properties available for lease at December 31, 2020	140
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the current quarter.
(2)The annual new rent on these re-leases was $21.01 million, as compared to the previous annual rent of $20.95 million on the same properties, representing a rent recapture rate of 100.3% on the properties re-leased during the three months ended December 31, 2020.
(3)Re-leased all five properties to new clients after a period of vacancy.

Year ended December 31, 2020
Properties available for lease at December 31, 2019	94
Lease expirations (1)	446
Re-leases to same client (2)	(296)
Re-leases to new client (2)(3)	(18)
Vacant dispositions	(86)
Properties available for lease at December 31, 2020	140
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the current year.
(2)The annual new rent on these re-leases was $66.24 million, as compared to the previous annual rent of $66.26 million on the same properties, representing a rent recapture rate of 100.0% on the properties re-leased during the year ended December 31, 2020.
(3)Re-leased five properties to new clients without a period of vacancy, and 13 properties to new clients after a period of vacancy.

As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.

At December 31, 2020, our average annualized contractual rent was approximately $15.38 per square foot on the 6,452 leased properties in our portfolio. At December 31, 2020, we classified 21 properties with a carrying amount of $19.0 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.

Investments in Existing Properties
During 2020, we capitalized costs of $7.0 million on existing properties in our portfolio, consisting of $1.8 million for re-leasing costs, $198,000 for recurring capital expenditures, and $5.0 million for non-recurring building improvements. In comparison, during 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures, and $15.0 million for non-recurring building improvements.

The majority of our building improvements relate to roof repairs, HVAC improvements, and parking lot resurfacing and replacements. The amounts of our capital expenditures can vary significantly, depending on the rental market, credit worthiness of our clients, the lease term and the willingness of our clients to pay higher rents over the terms of the leases.

We define recurring capital expenditures as mandatory and recurring landlord capital expenditure obligations that have a limited useful life. We define non-recurring capital expenditures as property improvements in which we invest additional capital that extend the useful life of the properties.

Increases in Monthly Dividends to Common Stockholders
We have continued our 52-year policy of paying monthly dividends. In addition, we increased the dividend five times during 2020 and once in 2021. As of February 2021, we have paid 93 consecutive quarterly dividend increases and increased the dividend 109 times since our listing on the NYSE in 1994.

	Month	Month	Dividend	Increase
2020 Dividend increases	Declared	Paid	per share	per share
1st increase	Dec 2019	Jan 2020	$0.2275	$0.0005
2nd increase	Jan 2020	Feb 2020	$0.2325	$0.0050
3rd increase	Mar 2020	Apr 2020	$0.2330	$0.0005
4th increase	Jun 2020	Jul 2020	$0.2335	$0.0005
5th increase	Sep 2020	Oct 2020	$0.2340	$0.0005

2021 Dividend increases
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005

The dividends paid per share during 2020 totaled $2.7940, as compared to $2.7105 during 2019, an increase of $0.0835, or 3.1%.

The monthly dividend of $0.2345 per share represents a current annualized dividend of $2.81 per share, and an annualized dividend yield of approximately 4.5% based on the last reported sale price of our common stock on the NYSE of $62.17 on December 31, 2020. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. Management must make significant assumptions in determining the fair value of assets acquired and liabilities assumed. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. Additionally, above–market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below–market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon the various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to our applicable clients. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. As of December 31, 2020, other than the information related to the reserves we have recorded to such date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.

The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our clients operate. These impacts may continue and increase in severity as the duration or extent of the pandemic increases, which may, in turn, adversely impact the fair value estimates of our real estate and require the recording of impairments on our properties. As a result, we evaluated certain key assumptions involving fair value estimates of our real estate, recording of impairments on our properties and collectability of our accounts receivable. We continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments, as the situation continues to evolve and more information becomes available.

The following is a comparison of our results of operations for the years ended December 31, 2020, 2019 and 2018.

Total Revenue
The following summarizes our total revenue (dollars in thousands):

				Increase
	2020	2019	2018	2020 versus 2019	2019 versus 2018
REVENUE
Rental (excluding reimbursable)	$1,560,171	$1,415,733	$1,274,596	$144,438	$141,137
Rental (reimbursable)	79,362	69,085	46,950	10,277	22,135
Other	12,092	6,773	6,292	5,319	481
Total revenue	$1,651,625	$1,491,591	$1,327,838	$160,034	$163,753

Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in 2020 compared to 2019 (dollars in thousands):

			Year Ended December 31,		Increase/(Decrease)
	Number of Properties	Square Footage	2020	2019	$ Change	% Change
Properties acquired during 2020 & 2019	1,014	22,388,061	$282,038	$85,039	$196,999	231.7%
Same store rental revenue	5,403	84,641,826	1,237,358	1,259,303	(21,945)	(1.7)%
Properties sold during 2020 & 2019	221	4,234,228	6,567	22,389	(15,822)	(70.7)%
Straight-line rent and other non-cash adjustments	N/A	N/A	7,384	15,177	(7,793)	(51.3)%
Vacant rents, development and other (1)	180	3,916,555	26,824	33,825	(7,001)	(20.7)%
Totals			$1,560,171	$1,415,733	$144,438	10.2%
(1) Relates to the aggregate of (i) rental revenue from properties (174 properties comprising 2,973,551 square feet) that were available for lease during part of 2020 or 2019, (ii) rental revenue for properties (6 properties comprising 943,004 square feet) under development, and (iii) lease termination settlements.

The table below summarizes the increase in rental revenue (excluding reimbursable) in 2019 compared to 2018 (dollars in thousands):

			Year Ended December 31,		Increase/(Decrease)
	Number of Properties	Square Footage	2019	2018	$ Change	% Change
Properties acquired during 2019 & 2018	1,532	18,219,735	$197,784	$54,028	$143,756	266.1%
Same store rental revenue	4,811	83,399,809	1,175,576	1,157,577	17,999	1.6%
Properties sold during 2019 & 2018	221	1,933,496	3,615	19,306	(15,691)	(81.3)%
Straight-line rent and other non-cash adjustments	N/A	N/A	13,821	16,993	(3,172)	(18.7)%
Vacant rents, development and other (1)	140	4,653,664	24,937	26,692	(1,755)	(6.6)%
Totals			$1,415,733	$1,274,596	$141,137	11.1%
(1) Relates to the aggregate of (i) rental revenue from properties (130 properties comprising 3,249,304 square feet) that were available for lease during part of 2019 or 2018, (ii) rental revenue for properties (10 properties comprising 1,404,360 square feet) under development, and (iii) lease termination settlements.

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

Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental revenue in 2020 was negatively impacted by reserves recorded as reductions of rental revenue of $39.9 million, compared to $1.4 million in 2019. There was no same store rental income impact by reserves recorded as a reduction of rental revenue in 2018. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the decrease for 2020 relative to 2019 would have been (5.1)%.

Rental revenue was negatively impacted by rent reserves during 2020, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Rental revenue reserves	$44.1	$1.4	$1.1
Straight-line rent reserves	8.4	1.5	0.2
Total rental revenue reserves	$52.5	$2.9	$1.3

Of the 6,592 properties in the portfolio at December 31, 2020, 6,555, or 99.4%, are single-client properties and the remaining are multi-client properties. Of the 6,555 single-client properties, 6,419, or 97.9%, were net leased at December 31, 2020. Of our 6,419 leased single-client properties, 5,486 or 85.5% were under leases that provide for increases in rents through:

•Base rent increases tied to a consumer price index (typically subject to ceilings);
•Percentage rent based on a percentage of our client's gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $5.1 million in 2020, $8.0 million in 2019, and $5.9 million in 2018. Percentage rent in 2020 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2021.

At December 31, 2020, our portfolio of 6,592 properties was 97.9% leased with 140 properties available for lease, as compared to 98.6% leased, with 94 properties available for lease at December 31, 2019. It has been our experience that approximately 1% to 4% of our property portfolio will be available for lease at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.

Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the years presented is primarily due to the growth of our portfolio due to acquisitions.

Other Revenue
The increase in other revenue for 2020 was primarily related to interest income recognized on financing receivables for certain leases with above-market terms as compared to 2019. In addition, interest income from our money market accounts was higher for 2020 as compared to 2019, which is primarily due to higher average investment balances.

Total Expenses
The following summarizes our total expenses (dollars in thousands):

				Increase (Decrease)
	2020	2019	2018	2020 versus 2019	2019 versus 2018
EXPENSES
Depreciation and amortization	$677,038	$593,961	$539,780	$83,077	$54,181
Interest	309,336	290,991	266,020	18,345	$24,971
Property (excluding reimbursable)	25,241	19,500	19,376	5,741	$124
Property (reimbursable)	79,362	69,085	46,950	10,277	$22,135
General and administrative (1)	73,215	66,483	84,148	6,732	$(17,665)
Income taxes	14,693	6,158	5,340	8,535	$818
Provisions for impairment	147,232	40,186	26,269	107,046	$13,917
Total expenses	$1,326,117	$1,086,364	$987,883	$239,753	$98,481
Total revenue (2)	$1,572,263	$1,422,506	$1,280,888
General and administrative expenses as a percentage of total revenue (1)(2)	4.4%	4.7%	5.1%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.6%	1.4%	1.5%
(1) General and administrative expenses for 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $69,752, which was used for our calculation. General and administrative expenses for 2018 included a one–time severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28,293; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18,651 and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for 2018, we have excluded this one–time executive severance charge to arrive at a normalized general and administrative amount of $65,497, which was used for our calculation. Executive severance charges are excluded from Adjusted Funds from Operations Available to Common Stockholders, or AFFO, which is not a financial measure under generally accepted accounting principles. See our discussion of AFFO, which includes a reconciliation of this amount.
(2)  Excludes rental revenue (reimbursable).

Depreciation and Amortization
The increase in depreciation and amortization in 2020 and 2019 was primarily due to the acquisition of properties in 2020 and 2019, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	2020	2019	2018
Interest on our credit facility, commercial paper, term loans, notes, mortgages and interest rate swaps	$293,879	$277,802	$260,103
Credit facility commitment fees	3,812	3,803	2,774
Amortization of debt origination and deferred financing costs	10,694	9,485	8,711
Loss (gain) on interest rate swaps	4,132	2,752	(2,733)
Amortization of net mortgage premiums	(1,258)	(1,415)	(1,520)
Amortization of net note premiums	(1,754)	(995)	(1,256)
Other items	(169)	(441)	(59)
Interest expense	$309,336	$290,991	$266,020

Credit facility, commercial paper, term loans, mortgages and notes
Average outstanding balances (dollars in thousands)	$8,240,829	$7,100,032	$6,662,952
Average interest rates	3.48%	3.89%	3.90%
The increase in interest expense from 2019 to 2020 is primarily due to the October 2020 issuance of our 1.625% notes due 2030, May and July 2020 issuances of our 2031 Notes, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, and higher interest related to mortgages assumed during December 2019, partially offset by the January 2020 repayment of our 5.750% notes due 2021, the June 2020 repayment of one of our $250.0 million term loans, and lower average interest rates.

The increase in interest expense from 2018 to 2019 is primarily due to the October 2018 issuance of our $250.0 million senior unsecured term loan, the May 2019 issuance of our 2.730% notes due 2034, the June 2019 issuance of our 3.250% notes due 2029, and a loss on our interest rate swaps in 2019.

At December 31, 2020, the weighted average interest rate on our:
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $642,000 and considering that one of our $250.0 million term loans was paid off in June 2020) was swapped to fixed at 3.9%;
•Mortgages payable of $299.6 million (excluding net premiums totaling $1.7 million and deferred financing costs of $973,000 on these mortgages) was 4.9%;
•Notes and bonds payable of $8.30 billion (excluding unamortized net original issuance premiums of $14.6 million and deferred financing costs of $49.2 million) was 3.4%; and
•Combined outstanding notes, bonds, mortgages and term loan of $8.85 billion (excluding all net premiums and deferred financing costs) was 3.5%.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At December 31, 2020, 140 properties were available for lease, as compared to 94 at December 31, 2019 and 80 at December 31, 2018.

The increase in property expenses (excluding reimbursable) in 2020 is primarily due to reserves for contractually obligated reimbursements by our clients, an increase in repairs and maintenance expense, and an increase in portfolio size and the number of vacant properties at year-end.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) in both 2020 and 2019 was primarily attributable to the increased portfolio size, which contributed to higher contractually obligated reimbursements from our clients for recoverable real estate taxes and operating expenses primarily due to our acquisitions in each year.

General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee–related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses increased in 2020 primarily due to a severance charge of $3.5 million for our former CFO, who departed the company in March 2020, higher payroll-related costs, and higher corporate–level professional fees, partially offset by lower costs for terminated acquisitions and travel. The decrease in general and administrative costs in 2019 is primarily due to the severance charge of $18.7 million incurred in 2018 that related to our former CEO, who departed the company in October 2018.

Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes paid by us and our subsidiaries. The increase in income taxes in 2020 was primarily attributable to our U.K. investments, which contributed to higher U.K. income taxes as compared to 2019.

Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Total provisions for impairment	$147.2	$40.2	$26.3
Number of properties:
Classified as held for sale	6	1	—
Classified as held for investment	42	5	3
Sold	51	45	41

During 2020, we identified the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain of our clients experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions, we determined that the carrying values of 38 properties classified as held for investment for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $105.0 million for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic. Of the provisions for impairment recorded during 2020 for properties impacted by the COVID-19 pandemic, a total of 13 assets occupied by certain of our clients in the theater industry were impaired for $83.8 million, which reduced the carrying value of the properties from $123.4 million to their estimated fair value of $39.6 million. Impairments recorded on other properties during the year ended December 31, 2020 totaled $42.2 million.

Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Number of properties sold	126	93	128
Net sales proceeds	$262.5	$108.9	$142.3
Gain on sales of real estate	$76.2	$30.0	$24.6

Foreign Currency and Derivative Gains, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.75% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during 2020.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Year Ended December 31,			% Increase/(decrease)
	2020	2019	2018	2020 versus 2019	2019 versus 2018
Net income available to common stockholders	$395.5	$436.5	$363.6	(9.4)%	20.0%
Net income per share (1)	$1.14	$1.38	$1.26	(17.4)%	9.5%
(1) All per share amounts are presented on a diluted per common share basis.

The calculation to determine net income available to common stockholders includes provisions for impairment, gains from the sale of properties, and foreign currency gains and losses, which can vary from period to period based on timing and significantly impact net income attributable to the Company and available to common stockholders.

Net income available to common stockholders in 2020 was impacted by the following transactions: (i) $147.2 million of provisions for impairment, (ii) $52.5 million in reserves recorded as a reduction of rental revenue, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021, and (iv) a $3.5 million executive severance charge for our former CFO. For 2019, the only comparable charges were $40.2 million in provisions for impairment and $2.9 million in reserves recorded as a reduction of rental revenue.

Net income available to common stockholders in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses and executive severance charges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) gain on sales of real estate, (vi) foreign currency and derivative gains and losses, net, and (vii) executive severance charges (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. The ratio of our total debt to our annualized quarterly Adjusted EBITDAre is also used to determine vesting of performance share awards granted to our executive officers. Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Our ratios of net debt-to-Adjusted EBITDAre and net debt-to-Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following table summarizes our Adjusted EBITDAre calculation for the periods indicated below:

	For the Quarter Ended December 31,
Dollars in thousands	2020	2019	2018
Net income (1)	$118,150	$129,553	$85,303
Interest	78,764	75,073	70,635
Income taxes	4,500	1,736	1,607
Depreciation and amortization	175,041	156,594	137,711
Executive severance charge (2)	—	—	18,651
Provisions for impairment	23,790	8,950	1,235
Gain on sales of real estate	(22,667)	(14,168)	(5,825)
Foreign currency and derivative gains, net	(3,311)	(1,792)	—
Quarterly Adjusted EBITDAre	$374,267	$355,946	$309,317
Annualized Adjusted EBITDAre (3)	$1,497,068	$1,423,784	$1,237,268
Annualized Pro Forma Adjustments	25,910	77,793	11,306
Annualized Pro Forma Adjusted EBITDAre	$1,522,978	$1,501,577	$1,248,574

Net Debt (4)	$7,992,991	$7,847,536	$6,489,589
Net Debt/Adjusted EBITDAre	5.3	5.5	5.2
Net Debt/Pro forma Adjusted EBITDAre	5.2	5.2	5.2

(1) Net income for 2020 was negatively impacted by $18.1 million of rent reserves recorded as reductions of rental revenue, of which $3.3 million relates to straight-line rent.
(2) The executive severance charge in 2018 reflects an $18.7 million severance charge for our former CEO upon his departure in October 2018.
(3) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(4) Net Debt is total debt per the consolidated balance sheet, less of cash and cash equivalents.

The Annualized Pro Forma Adjustments consist of adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes and bonds. The following table summarizes our Annualized Pro forma Adjusted EBITDAre calculation for the periods indicated below:

Dollars in thousands	2020	2019	2018
Annualized pro forma adjustments from properties acquired or stabilized	$27,431	$77,431	$14,633
Annualized pro forma adjustments from properties disposed	(1,521)	362	(3,327)
Annualized Pro forma Adjustments	$25,910	$77,793	$11,306

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

The following summarizes our FFO (dollars in millions, except per share data):

				% Increase
	2020	2019	2018	2020 versus 2019	2019 versus 2018
FFO available to common stockholders	$1,142.1	$1,039.6	$903.3	9.9%	15.1%
FFO per share (1)	$3.31	$3.29	3.12	0.6%	5.4%
(1) All per share amounts are presented on a diluted per common share basis.

FFO in 2020 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic, a loss on extinguishment of debt due to the early redemption of the 5.750% notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.

FFO in 2018 was impacted by a severance payment made to our former CEO in October 2018. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $28.3 million; however, the net amount, after incorporating accruals for CEO compensation previous to this severance, was $18.7 million.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2020	2019	2018
Net income available to common stockholders	$395,486	$436,482	$363,614
Depreciation and amortization	677,038	593,961	539,780
Depreciation of furniture, fixtures and equipment	(588)	(565)	(650)
Provisions for impairment	147,232	40,186	26,269
Gain on sales of real estate	(76,232)	(29,996)	(24,643)
FFO adjustments allocable to noncontrolling interests	(817)	(477)	(1,113)
FFO available to common stockholders	$1,142,119	$1,039,591	$903,257
FFO allocable to dilutive noncontrolling interests	1,418	1,403	867
Diluted FFO	$1,143,537	$1,040,994	$904,124

FFO per common share, basic and diluted	3.31	3.29	3.12
Distributions paid to common stockholders	$964,167	$852,134	$761,582
FFO available to common stockholders in excess of distributions paid to common stockholders	$177,952	$187,457	$141,675
Weighted average number of common shares used for computation per share:
Basic	345,280,126	315,837,012	289,427,430
Diluted	345,878,377	316,601,350	289,923,984
We define FFO, a non-GAAP financial measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales.

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

The following summarizes our AFFO (dollars in millions, except per share data):

				% Increase
	2020	2019	2018	2020 versus 2019	2019 versus 2018
AFFO available to common stockholders	$1,172.6	$1,050.0	$924.6	11.7%	13.6%
AFFO per share (1)	$3.39	$3.32	3.19	2.1%	4.1%
(1) All per share amounts are presented on a diluted per common share basis.

AFFO for 2020 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic.

We consider AFFO to be an appropriate supplemental measure of our performance. Other companies in our industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms. Our AFFO calculations may not be comparable to AFFO, CAD or FAD reported by other companies, and other companies may interpret or define such terms differently than we do.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2020	2019	2018
Net income available to common stockholders (1)	$395,486	$436,482	$363,614
Cumulative adjustments to calculate FFO (2)	746,633	603,109	539,643
FFO available to common stockholders	1,142,119	1,039,591	903,257
Executive severance charge (3)	3,463	—	18,651
Loss on extinguishment of debt	9,819	—	—
Amortization of share-based compensation	14,727	13,662	15,470
Amortization of deferred financing costs (4)	4,968	4,754	3,991
Amortization of net mortgage premiums	(1,258)	(1,415)	(1,520)
Loss (gain) on interest rate swaps	4,353	2,752	(2,733)
Straight-line payments from cross-currency swaps (5)	2,573	4,316	—
Leasing costs and commissions	(1,859)	(2,102)	(3,907)
Recurring capital expenditures	(198)	(801)	(1,084)
Straight-line rent	(26,502)	(28,674)	(24,687)
Amortization of above and below-market leases	22,940	19,336	16,852
Other adjustments (6)	(2,519)	(1,404)	268
Total AFFO available to common stockholders	$1,172,626	$1,050,015	$924,558
AFFO allocable to dilutive noncontrolling interests	1,438	1,442	901
Diluted AFFO	$1,174,064	$1,051,457	$925,459

AFFO per common share:
Basic	$3.40	$3.32	$3.19
Diluted	$3.39	$3.32	$3.19

Distributions paid to common stockholders	$964,167	$852,134	$761,582

AFFO available to common stockholders in excess of distributions paid to common stockholders	$208,459	$197,881	$162,976
Weighted average number of common shares used for computation per share:
Basic	345,280,126	315,837,012	289,427,430
Diluted	345,878,377	316,601,350	289,923,984
(1) As of December 31, 2020, there was $24.5 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the FASB and $51.9 million of uncollected rent for which we have not granted a lease concession. Deferrals accounted for as modifications totaling $236,000 for 2020 have not been added back to AFFO.
(2) See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO).”
(3) The executive severance charge in 2020 represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees. The executive severance charge in 2018 represents the incremental costs incurred upon our former CEO's departure in October 2018, consisting of $9.8 million of cash, $17.9 million of share-based compensation expense and $574,000 of professional fees, reduced by $9.6 million accrued for CEO compensation prior to separation.
(4) Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our current and previous term loans. The deferred financing costs are being amortized over the lives of the respective mortgages and term loans.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
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

IMPACT OF INFLATION

Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index (typically subject to ceilings), or increases in the clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Moreover, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Inflation and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue.

 IMPACT OF NEWLY ADOPTED ACCOUNTING STANDARDS

For information on the impact of newly adopted accounting standards on our business, see note 2 of the Notes to the Consolidated Financial Statements.

Item 7A:      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and commercial paper program, term loan, mortgages payable, and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives, we issue long-term notes and bonds, primarily at fixed rates.

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

The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed rate debt as of December 31, 2020. There was no variable rate debt or debt that was not swapped to fixed at December 31, 2020. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

 Expected Maturity Data

Year of maturity	Fixed rate debt	Weighted average rate on fixed rate debt
2021	$44.2	5.55%
2022	1,061.8	3.43
2023	770.6	4.64
2024	712.2	3.97
2025	500.7	3.88
Thereafter	5,762.5	3.18
Totals (1)	$8,852.0	3.45%
Fair Value (2)	$9,883.4
(1)  Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan.  At December 31, 2020, the unamortized balance of net premiums on mortgages payable is $1.7 million, the unamortized balance of net original issuance premiums on notes payable is $14.6 million, and the balance of deferred financing costs on mortgages payable is $973,000, on notes payable is $49.2 million, and on our term loan is $642,000.
(2)  We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at December 31, 2020 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages at December 31, 2020 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying value of the term loan balance reasonably approximates its estimated fair value at December 31, 2020.

The table incorporates only those exposures that exist as of December 31, 2020. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

At December 31, 2020, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our revolving credit facility and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. At December 31, 2020, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rate would change our interest costs by $500,000 annually.

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

Item 8:         Financial Statements and Supplementary Data

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2020 and 2019

C.	Consolidated Statements of Income and Comprehensive Income, Years ended December 31, 2020, 2019 and 2018

D.	Consolidated Statements of Equity, Years ended December 31, 2020, 2019 and 2018

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2020, 2019 and 2018

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2020 and 2019

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Realty income Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Evaluation of the fair values used in the allocation of the purchase price of real estate acquisitions
As discussed in Note 4 to the consolidated financial statements, during 2020, the Company acquired $2.3 billion of real estate properties. As discussed in Note 2, the purchase price of a real estate acquisition is typically allocated to land, building and improvements, and identified lease related intangible assets and liabilities based on their estimated relative fair values.
We identified the evaluation of the fair values used in the purchase price allocated to land, building and improvements, and identified lease related intangible assets and liabilities as a critical audit matter. Specifically, the measurement of the fair values of land, building and improvements, and identified lease related intangible assets and liabilities is dependent upon significant assumptions that are subject to potential management bias and for which relevant external market data is not always readily available. Such assumptions include market land and building values, market rental rates, and discount rates. There was a high degree of subjective and complex auditor judgment required in evaluating the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to allocate the purchase price of real estate acquisitions. This included controls over the selection and review of the significant assumptions used to estimate fair value. For a selection of real estate acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the significant assumptions used to estimate the fair value measurements to allocate the purchase price, and the qualifications of third-party valuation professionals. The evaluation included comparison of the Company’s assumptions noted above to independently developed ranges using market data from industry transaction databases, and published industry reports. For a selection of real estate acquisitions, we compared the amounts allocated to land, building and improvements, and lease related intangible assets and liabilities as a percentage of the total acquisition value to the Company’s historical allocation percentages for similar types of properties. We assessed potential management bias by evaluating the results of the procedures performed.
Evaluation of the provision for impairment of long-lived real estate assets
As discussed in Note 2 to the consolidated financial statements, during 2020, the Company recorded provisions for impairment of long-lived real estate assets of $147.2 million. A provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) including estimated disposition proceeds to be received are less than the current book value of the real estate asset. The impairment recorded is measured as the amount by which the book value of the real estate asset exceeds its fair value.
We identified the evaluation of the provision for impairment of long-lived real estate assets as a critical audit matter. The Company’s property level operating cash flow projections are used to both identify if an impairment has occurred and in determining a real estate asset’s fair value. These projections are dependent upon assumptions that are subject to potential management bias and for which relevant external market data is not always readily available. These assumptions include the expected property holding period, projected rental rates, and current and terminal property capitalization rates. Given the sensitivity of the operating cash flow projections to changes in these assumptions, there was a high degree of subjective and complex auditor judgment required in evaluating the assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and measure impairments including selection and review of the assumptions used to determine the property level operating cash flow projections. For a selection of properties, we evaluated the projected rental rates and property holding period assumptions in the Company’s property level operating cash flow projections by comparing to lease agreements, the Company’s historical holding period data, market data from industry transaction databases, and published industry reports. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the projected market rent and current and terminal capitalization rates utilized by the Company. This evaluation included comparison to independently developed ranges using publicly available market data. We also performed a sensitivity analysis over the assumptions noted above, used to determine the Company’s property level operating cash flow projections for a selection of properties. We assessed potential management bias by evaluating the results of the procedures performed.
Evaluation of lease revenue
As discussed in Note 2 to the consolidated financial statements, rental revenue for leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. When the Company concludes collection of substantially all future lease payments for a lease is less than probable, the Company writes off the receivable balances associated with the lease as a reduction to rental revenue for the period and it ceases to recognize rental revenue on a straight-line basis for that lease. Rental revenue recognition is limited to the lesser of cash received or the amount that would have been recognized on a straight-line basis for that lease. Rental revenue was $1.6 billion for the year ended December 31, 2020, and accounts receivable was $285.7 million as of December 31, 2020.
We identified the evaluation of the probability of collection of lease payments as a critical audit matter. The significant assumption used in the evaluation is the creditworthiness of the client and any guarantors. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for the individual leases required significant auditor judgment, because of the subjective nature of management’s judgment and the potential impact of the current economic environment on the significant assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s collectability probability assessment process, including the assessment of the creditworthiness of the client and any guarantors. For a selection of the Company’s leases, we evaluated the Company’s determination of the collectability of substantially all of the contractual lease payments by performing the following: (i) read the lease agreement, (ii) obtained and read third-party credit reports, (iii) searched for and read publicly available information, including the client’s financial statements, analyst reports, recent public filings and news articles to evaluate the Company’s collection probability assessment, (iv) considered the rental payment history of the lessee and (v) inquired of Company employees to obtain evidence regarding creditworthiness of the clients.

(signed) KPMG LLP

We have served as the Company’s auditor since 1993.

San Diego, California
February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Realty Income Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Realty Income Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

(signed) KPMG LLP

San Diego, California
February 23, 2021

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

(dollars in thousands, except per share data)

	2020	2019
ASSETS
Real estate held for investment, at cost:
Land	$6,318,926	$5,684,034
Buildings and improvements	14,696,712	13,833,882
Total real estate held for investment, at cost	21,015,638	19,517,916
Less accumulated depreciation and amortization	(3,549,486)	(3,117,919)
Real estate held for investment, net	17,466,152	16,399,997
Real estate and lease intangibles held for sale, net	19,004	96,775
Cash and cash equivalents	824,476	54,011
Accounts receivable, net	285,701	181,969
Lease intangible assets, net	1,710,655	1,493,383
Other assets, net	434,297	328,661
Total assets	$20,740,285	$18,554,796

LIABILITIES AND EQUITY
Distributions payable	$85,691	$76,728
Accounts payable and accrued expenses	241,336	177,039
Lease intangible liabilities, net	321,198	333,103
Other liabilities	256,863	262,221
Line of credit payable and commercial paper	—	704,335
Term loans, net	249,358	499,044
Mortgages payable, net	300,360	410,119
Notes payable, net	8,267,749	6,288,049
Total liabilities	9,722,555	8,750,638
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 361,303,445 and 333,619,106 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	14,700,050	12,873,849
Distributions in excess of net income	(3,659,933)	(3,082,291)
Accumulated other comprehensive loss	(54,634)	(17,102)
Total stockholders’ equity	10,985,483	9,774,456
Noncontrolling interests	32,247	29,702
Total equity	11,017,730	9,804,158
Total liabilities and equity	$20,740,285	$18,554,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands, except per share data)

	2020	2019	2018
REVENUE
Rental (including reimbursable)	$1,639,533	$1,484,818	$1,321,546
Other	12,092	6,773	6,292
Total revenue	1,651,625	1,491,591	1,327,838

EXPENSES
Depreciation and amortization	677,038	593,961	539,780
Interest	309,336	290,991	266,020
Property (including reimbursable)	104,603	88,585	66,326
General and administrative	73,215	66,483	84,148
Income taxes	14,693	6,158	5,340
Provisions for impairment	147,232	40,186	26,269
Total expenses	1,326,117	1,086,364	987,883
Gain on sales of real estate	76,232	29,996	24,643
Foreign currency and derivative gains, net	4,585	2,255	—
Loss on extinguishment of debt	(9,819)	—	—
Net income	396,506	437,478	364,598
Net income attributable to noncontrolling interests	(1,020)	(996)	(984)
Net income available to common stockholders	$395,486	$436,482	$363,614

Amounts available to common stockholders per common share:
Net income
Basic	1.15	1.38	1.26
Diluted	1.14	1.38	1.26

Weighted average common shares outstanding:
Basic	345,280,126	315,837,012	289,427,430
Diluted	345,415,258	316,159,277	289,923,984

Other comprehensive income:
Net income available to common stockholders	$395,486	436,482	363,614
Foreign currency translation adjustment	(2,606)	186	—
Unrealized loss on derivatives, net	(34,926)	(9,190)	(8,098)
Comprehensive income available to common stockholders	$357,954	$427,478	$355,516

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2017	284,213,685	$9,624,264	$(2,252,763)	$—	$7,371,501	$19,207	$7,390,708
Net income	—	—	363,614	—	363,614	984	364,598
Other comprehensive loss	—	—	—	(8,098)	(8,098)	—	(8,098)
Distributions paid and payable	—	—	(768,506)	—	(768,506)	(1,996)	(770,502)
Share issuances, net of costs	19,304,878	1,119,297	—	—	1,119,297	—	1,119,297
Contributions by noncontrolling interests	—	—	—	—	—	18,848	18,848
Redemption of common units	88,182	2,829	—	—	2,829	(5,581)	(2,752)
Reallocation of equity	—	(774)	—	—	(774)	774	—
Share-based compensation, net	135,345	8,879	—	—	8,879	—	8,879
Balance, December 31, 2018	303,742,090	$10,754,495	$(2,657,655)	$(8,098)	$8,088,742	$32,236	$8,120,978
Net income	—	—	436,482	—	436,482	996	437,478
Other comprehensive loss	—	—	—	(9,004)	(9,004)	—	(9,004)
Distributions paid and payable	—	—	(861,118)	—	(861,118)	(1,296)	(862,414)
Share issuances, net of costs	29,818,978	2,117,983	—	—	2,117,983	—	2,117,983
Contributions by noncontrolling interests	—	—	—	—	—	11,370	11,370
Redemption of common units	—	(6,866)	—	—	(6,866)	(14,257)	(21,123)
Reallocation of equity	—	(653)	—	—	(653)	653	—
Share-based compensation, net	58,038	8,890	—	—	8,890	—	8,890
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	395,486	—	395,486	1,020	396,506
Other comprehensive loss	—	—	—	(37,532)	(37,532)	—	(37,532)
Distributions paid and payable	—	—	(973,128)	—	(973,128)	(1,596)	(974,724)
Share issuances, net of costs	27,564,163	1,817,978	—	—	1,817,978	—	1,817,978
Contributions by noncontrolling interests	—	—	—	—	—	3,168	3,168
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	120,176	8,176	—	—	8,176	—	8,176
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$396,506	$437,478	$364,598
Adjustments to net income:
Depreciation and amortization	677,038	593,961	539,780
Loss on extinguishment of debt	9,819	—	—
Amortization of share-based compensation	16,503	13,662	27,267
Non-cash revenue adjustments	(3,562)	(9,338)	(7,835)
Amortization of net premiums on mortgages payable	(1,258)	(1,415)	(1,520)
Amortization of net premiums on notes payable	(1,754)	(995)	(1,256)
Amortization of deferred financing costs	11,003	9,795	9,021
Loss (gain) on interest rate swaps	4,353	2,752	(2,733)
Foreign currency and derivative gains, net	(4,585)	(2,255)	—
Gain on sales of real estate	(76,232)	(29,996)	(24,643)
Provisions for impairment on real estate	147,232	40,186	26,269
Change in assets and liabilities
Accounts receivable and other assets	(79,240)	(8,954)	(6,901)
Accounts payable, accrued expenses and other liabilities	19,720	24,056	18,695
Net cash provided by operating activities	1,115,543	1,068,937	940,742
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(2,283,130)	(3,572,581)	(1,769,335)
Improvements to real estate, including leasing costs	(8,708)	(23,536)	(25,350)
Proceeds from sales of real estate	259,459	108,911	142,286
Insurance and other proceeds received	—	—	7,648
Collection of loans receivable	—	—	5,267
Non-refundable escrow deposits	—	(14,603)	(200)
Net cash used in investing activities	(2,032,379)	(3,501,809)	(1,639,684)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(964,167)	(852,134)	(761,582)
Borrowings on line of credit and commercial paper program	3,528,042	2,816,632	1,774,000
Payments on line of credit and commercial paper program	(4,246,755)	(2,365,368)	(1,632,000)
Principal payment on term loan	(250,000)	(70,000)	(125,866)
Proceeds from notes and bonds payable issued	2,200,488	897,664	497,500
Principal payment on notes payable	(250,000)	—	(350,000)
Proceeds from term loan	—	—	250,000
Payments upon extinguishment of debt	(9,445)	—	—
Principal payments on mortgages payable	(108,789)	(20,723)	(21,905)
Proceeds from common stock offerings, net	728,883	845,061	—
Proceeds from dividend reinvestment and stock purchase plan	9,109	8,437	9,114
Proceeds from At-the-Market (ATM) program	1,094,938	1,264,518	1,125,364
Redemption of common units	—	(21,123)	(2,752)
Distributions to noncontrolling interests	(1,596)	(1,342)	(1,930)
Net receipts on derivative settlements	4,106	4,881	—
Debt issuance costs	(19,456)	(9,129)	(18,685)
Other items, including shares withheld upon vesting	(23,279)	(4,772)	(33,387)
Net cash provided by financing activities	1,692,079	2,492,602	707,871
Effect of exchange rate changes on cash and cash equivalents	4,431	(9,796)	—
Net increase in cash, cash equivalents and restricted cash	779,674	49,934	8,929
Cash, cash equivalents and restricted cash, beginning of year	71,005	21,071	12,142
Cash, cash equivalents and restricted cash, end of year	$850,679	$71,005	$21,071
 For supplemental disclosures, see note 15.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018

1.                           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we,” “our” or “us”) is organized as a Maryland corporation. We invest in commercial real estate and have elected to be taxed as a real estate investment trust, or REIT.

At December 31, 2020, we owned 6,592 properties, located in 49 U.S states, Puerto Rico and the United Kingdom (U.K.), containing approximately 110.8 million leasable square feet.

Information with respect to number of properties, square feet, average initial lease term and initial average cash lease yield is unaudited.

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

Net Income per Common Share. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders, plus income attributable to dilutive shares and convertible common units for the period, by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation.

	2020	2019	2018
Weighted average shares used for the basic net income per share computation	345,280,126	315,837,012	289,427,430
Incremental shares from share-based compensation	135,132	322,265	179,532
Weighted average partnership common units convertible to common shares that were dilutive	—	—	317,022
Weighted average shares used for diluted net income per share computation	345,415,258	316,159,277	289,923,984
Unvested shares from share-based compensation that were anti-dilutive	70,581	8,113	13,148
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	442,073	297,576

Lease Revenue Recognition and Accounts Receivable. The majority of our leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon our client’s sales is recognized only after our client exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements. Contractually obligated rental revenue from our clients for recoverable real estate taxes and operating expenses are included in contractually obligated reimbursements by our clients, a component of rental revenue, in the period when such costs are incurred. Taxes and operating expenses paid directly by our clients are recorded on a net basis.

Other revenue, includes property-related revenue not included in rental revenue and interest income recognized on financing receivables for certain leases with above-market terms.

We assess collectability of our future lease payments based on an analysis of creditworthiness, economic trends (including trends arising from the COVID-19 pandemic) and other facts and circumstances related to the applicable clients. If the collection of substantially all of the future lease payments is less than probable, we record a reserve of the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due.

The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our clients operate. These impacts may continue and increase in severity as the duration or extent of the pandemic increases. As a result, we have closely monitored the collectability of our accounts receivable and continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments as the situation continues to evolve and more information becomes available.

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

Instead, the company would account for rent concessions, whatever their form (e.g. rent deferral, abatement or other), either (1) as if they are part of the enforceable rights and obligations of the parties under the existing lease contract; or (2) as a lease modification. If accounting for a concession as a lease modification, the full lease modification requirements under Topic 842 apply. Under either policy election, we must continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842. If a company concludes collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered more than probable.

The majority of concessions granted to our clients during 2020 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions to be similar. In accordance with the April 8, 2020 guidance provided by the FASB staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted during 2020 increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for 2020. Similarly, rent abatements granted during 2020, which were also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for 2020.

Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Rental revenue reserves	$44.1	$1.4	$1.1
Straight-line rent reserves	8.4	1.5	0.2
Total rental revenue reserves	$52.5	$2.9	$1.3

As of December 31, 2020, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available. We also evaluated certain properties impacted by the COVID-19 pandemic for impairment (see Provisions for Impairment section below).

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

Cash Equivalents and Restricted Cash. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash includes cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the U.S. Internal Revenue Code, impounds related to mortgages payable and cash that is not immediately available to Realty Income (i.e. escrow deposits for future acquisitions).

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

Allocation of the Purchase Price of Real Estate Acquisitions. A majority of our acquisitions qualify as asset acquisitions and the transaction costs associated with those acquisitions are capitalized. When acquiring a property for investment purposes, we typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value of in-place leases and the value of in-place leases, as applicable. Additionally, above-market rents on certain leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, while below-market rents on certain leases under which we are a lessor are accounted for as prepaid rent. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair values of the land, building and improvements, and identified intangible assets and liabilities, and is often based upon various characteristics of the market where the property is located. In addition, any assumed mortgages are recorded at their estimated fair values. The estimated fair values of our mortgages payable have been calculated by discounting the future cash flows using applicable interest rates that have been adjusted for factors, such as industry type, client investment grade, maturity date, and comparable borrowings for similar assets. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

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

Depreciation and Amortization. Land, buildings and improvements are recorded and stated at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction, development, construction, interest and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of property improvements to accommodate the client's use, but in any event no later than one year from the completion of major construction activity.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	25 years or 35 years
Building improvements	4 to 35 years
Equipment	5 to 25 years
Lease commissions and property improvements to accommodate the client's use	The shorter of the term of the related lease or useful life
Acquired in-place leases	Remaining terms of the respective leases

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

Twenty-one properties were classified as held for sale at December 31, 2020.

During 2020, we identified the impact of the COVID-19 pandemic as an impairment triggering event for properties occupied by certain clients experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, we determined that the carrying values of 38 properties classified as held for investment for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $105.0 million for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic. Of the provisions for impairment recorded during 2020 for properties impacted by the COVID-19 pandemic, a total of 13 assets occupied by certain of our clients in the theater industry were impaired for $83.8 million, which reduced the carrying value of the properties from $123.4 million to their estimated fair value of $39.6 million. Impairments recorded on other properties during the year ended December 31, 2020 totaled $42.2 million.

The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Total provisions for impairment	$147.2	$40.2	$26.3
Number of properties:
Classified as held for sale	6	1	—
Classified as held for investment	42	5	3
Sold	51	45	41

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

As of December 31, 2020 we had one interest rate swap in place on our $250.0 million unsecured term loan. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designated these interest rate swaps as hedges in accordance with Topic 815, Derivatives and Hedging. We record interest rate swaps on the consolidated balances sheet at fair value. Changes to fair value are recorded to accumulated other comprehensive income, or AOCI, and are amortized through interest expense over the term of the associated debt.

During December 2020, we entered into a currency exchange swap to exchange £463.1 million for $625.0 million, which matured in January 2021. The currency exchange swap was entered into to hedge our exposure to foreign currency risk associated with Sterling-denominated liabilities. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income. The net loss from derivatives not designated in hedging relationships for 2020 totaled $14.5 million. We did not hold any derivatives that were not designated in hedging relationships during 2019.

In February 2020, we entered into five forward starting treasury rate locks with notional amounts totaling $500.0 million. The treasury rate locks were entered into to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings during the first half of 2020. The treasury rate locks were designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon the initial issuance of the 2031 Notes in May 2020, we amortized the AOCI balance over the term of the 2031 Notes. In June 2020, all five treasury rate locks were terminated and we entered into six forward starting interest rate swaps with notional amounts totaling $500.0 million in a cashless settlement of the terminated treasury rate locks. The forward starting swaps were entered into to hedge our exposure to the changes in the 3-month USD-LIBOR swap rate in anticipation of potential future debt offerings through a current estimated range ending in 2023. The forward starting swaps are designated as cash flow hedges, with any changes in fair value recorded in AOCI. Upon issuance of the 2031 Notes during July 2020, the AOCI balance associated with four of the forward starting swaps with a notional amount of $350.0 million we amortized over the term of the notes. However, we elected not to terminate the four forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship for a future debt issuance to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between May 2020 and December 2023. Upon issuance during December 2020 of $325.0 million of 0.750% notes due March 2026 and $400.0 million of 1.800% notes due March 2033, the AOCI balance associated with four of the forward starting swaps with a notional amount of $350.0 million, representing the change in fair value for the swaps from the July issuance of the 2031 notes through the December note issuances, and the AOCI balance associated with the two remaining forward starting swaps with a notional amount of $150.0 million, representing the change in fair value from their inception during June 2020 through the December note issuances, are being amortized over the term, by first applying the notional to the $400.0 million of 1.800% notes due March 2033 and $100.0 million of notional to the remaining $325.0 million of 0.750% notes due March 2026. However, we elected not to terminate any of the six forward starting interest rate swaps, and redesignated the swaps in a new hedging relationship to hedge our exposure to the changes in the 10-year US treasury rates in anticipation of potential future debt offerings between December 2020 and December 2023.

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

Reclassifications. During 2020, we reclassified 'Real estate held for sale, net', which was previously presented in 'Net real estate', into a new caption entitled 'Real estate and lease intangibles held for sale, net'. The reclassification out of 'Net real estate' incorporates intangibles held for sale into a more appropriate presentation of the held for sale caption. Intangibles held for investment are included in the captions entitled 'Lease intangible assets, net' and 'Lease intangible liabilities, net' in the consolidated balance sheets. The December 31, 2019 balance sheet has been reclassified to match the current period classification.

Newly Issued Accounting Standards. In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12,

2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.

Recently Adopted Accounting Standards. In February 2016, the FASB issued ASU 2016-02 (Topic 842, Leases), which replaced Topic 840, Leases. Under this amended topic, the accounting applied by a lessor is largely unchanged from that applied under Topic 840, Leases. The large majority of our leases remain classified as operating leases, and we continue to recognize lease income on a generally straight-line basis over the lease term. Although primarily a lessor, we are also a lessee under several ground lease arrangements. We adopted Topic 842, Leases, effective as of January 1, 2019 using the effective date method, and elected the practical expedients available for implementation under the standard for all classes of underlying assets. As a result, we recognize lease obligations for ground leases designated as operating and financing leases with corresponding right of use assets and liabilities (see note 3). Additionally, above-market rents on certain of our leases under which we are a lessor are accounted for as financing receivables amortizing over the lease term, and below-market rents on certain of our leases under which we are a lessor are accounted for as prepaid rent (see note 3). Also, as a result of the adoption of this standard, contractually obligated reimbursements by our clients and property expenses are now presented on a gross basis as both contractually obligated reimbursements by our clients included in rental revenue, and as a reimbursable expense included in property expenses, respectively, on our consolidated statements of income and comprehensive income. Property taxes and insurance paid directly by the lessee to a third party will continue to be presented on a net basis. These presentation changes had no impact on our results of operations. As a result, there was no restatement of prior issued financial statements and, similarly, no cumulative effect adjustment to opening equity; however, we have elected to aggregate prior period tenant reimbursement revenue within rental revenue to be consistent with the current period presentation within the statements of income and comprehensive income.

3.                           Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	December 31, 2020	December 31, 2019
	Straight-line rent receivables, net	$174,074	$147,047
	Client receivables, net	111,627	34,922
		$285,701	$181,969

B.	Lease intangible assets, net, consist of the following at:	December 31, 2020	December 31, 2019
	In-place leases	$1,840,704	$1,612,153
	Accumulated amortization of in-place leases	(744,375)	(627,676)
	Above-market leases	866,567	710,275
	Accumulated amortization of above-market leases	(252,241)	(201,369)
		$1,710,655	$1,493,383

C.	Other assets, net, consist of the following at:	December 31, 2020	December 31, 2019
	Financing receivables	$131,291	$81,892
	Right of use asset - financing leases	118,585	36,901
	Right of use asset - operating leases, net	112,049	120,533
	Restricted escrow deposits	21,220	4,529
	Goodwill	14,180	14,430
	Prepaid expenses	11,795	11,839
	Corporate assets, net	8,598	5,251
	Credit facility origination costs, net	7,705	11,453
	Impounds related to mortgages payable	4,983	12,465
	Value-added tax receivable	1,130	9,682
	Non-refundable escrow deposits	1,000	14,803
	Derivative assets and receivables - at fair value	10	12
	Other items	1,751	4,871
		$434,297	$328,661

D.	Accounts payable and accrued expenses consist of the following at:	December 31, 2020	December 31, 2019
	Notes payable - interest payable	$83,219	$75,114
	Derivative liabilities and payables - at fair value	73,356	26,359
	Property taxes payable	23,413	18,626
	Accrued costs on properties under development	12,685	5,870
	Value-added tax payable	8,077	13,434

Accrued income taxes	5,182	4,450
Mortgages, term loans, and credit line - interest payable and interest rate swaps	1,044	1,729
Other items	34,360	31,457
	$241,336	$177,039

E.	Lease intangible liabilities, net, consist of the following at:	December 31, 2020	December 31, 2019
	Below-market leases	$460,895	$447,522
	Accumulated amortization of below-market leases	(139,697)	(114,419)
		$321,198	$333,103

F.	Other liabilities consist of the following at:	December 31, 2020	December 31, 2019
	Rent received in advance and other deferred revenue	$130,231	$127,687
	Lease liability - operating leases, net	114,559	122,285
	Lease liability - financing leases	6,256	5,946
	Security deposits	5,817	6,303
		$256,863	$262,221

4.                           Investments in Real Estate

We acquire land, buildings and improvements necessary for the successful operations of our commercial clients.

A.           Acquisitions during 2020 and 2019
Below is a summary of our acquisitions for the year ended December 31, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year Ended December 31, 2020 (1)
Acquisitions - U.S. (in 30 states)	202	5,476,009	$1,302,220	14.9	5.8%
Acquisitions - U.K. (2)	24	2,120,256	920,934	10.8	6.1%
Total Acquisitions	226	7,596,265	$2,223,154	13.2	5.9%
Properties under Development - U.S.	18	1,601,095	84,127	15.3	5.6%
Total (3)	244	9,197,360	$2,307,281	13.2	5.9%
(1)None of our investments during 2020 caused any one client to be 10% or more of our total assets at December 31, 2020. All of our investments in acquired properties during 2020 are 100% leased at the acquisition date.
(2)Represents investments of £707.8 million Sterling during the year ended December 31, 2020 converted at the applicable exchange rate on the date of acquisition.
(3)Our clients occupying the new properties operate in 26 industries and are 86.6% retail and 13.4% industrial, based on rental revenue. Approximately 61% of the rental revenue generated from acquisitions during 2020 is from our investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the year ended December 31, 2020, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Year Ended December 31, 2020	(USD)	(£ Sterling)
Land (1)	$337.5	£247.1
Buildings and improvements	768.4	258.7
Lease intangible assets (2)	203.1	139.8
Other assets (3)	52.4	62.9
Lease intangible liabilities (2)	(12.9)	(0.7)
Other liabilities (4)	(0.9)	—
	$1,347.6	£707.8
(1) U.K. land includes £88.6 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets and liabilities is 15.9 years.
(3) U.S. other assets consists of $51.7 million of financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) U.S. other liabilities consists entirely of lease liabilities under ground leases.

The properties acquired during 2020 generated total revenues of $54.6 million and net income of $19.4 million during the year ended December 31, 2020.

Below is a summary of our acquisitions for the year ended December 31, 2019:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Year Ended December 31, 2019 (1)
Acquisitions - U.S. (in 45 states)	753	11,630,423	$2,860,806	13.0	6.8%
Acquisitions - U.K. (2)	18	1,583,676	797,846	15.6	5.2%
Total Acquisitions	771	13,214,099	3,658,652	13.4	6.4%
Properties under Development - U.S.	18	522,173	56,585	15.1	7.3%
Total (3)	789	13,736,272	3,715,237	13.5	6.4%
(1)None of our investments during 2019 caused any one client to be 10% or more of our total assets at December 31, 2019. All of our 2019 investments in acquired properties were 100% leased at the acquisition date.
(2)Represents investments of £625.8 million Sterling during the year ended December 31, 2019 converted at the applicable exchange rate on the date of acquisition.
(2) Our clients occupying the new properties operated in 31 industries, and are 94.6% retail and 5.4% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during 2019 was from our investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the year ended December 31, 2019, which had no associated contingent consideration, were allocated as follows (dollars in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Year Ended December 31, 2019	(USD)	(£ Sterling)
Land (1)	$780.0	£251.0
Buildings and improvements	1,776.1	249.3
Lease intangible assets (2)	290.1	129.9
Other assets (3)	82.0	—
Lease intangible liabilities (4)	(41.9)	(4.4)
Other liabilities (5)	(8.4)	—
	$2,877.9	£625.8
(1) U.K. land includes £24.9 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 13.3 years.
(3) U.S other assets consists entirely of financing receivables with above-market terms.
(4) The weighted average amortization period for acquired lease intangible liabilities is 18.1 years.
(5) U.S. other liabilities consists entirely of deferred rent on certain below-market leases.

The properties acquired during 2019 generated total revenues of $92.0 million and net income of $36.9 million during the year ended December 31, 2019.

The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above.

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

B.           Investments in Existing Properties
During 2020, we capitalized costs of $7.0 million on existing properties in our portfolio, consisting of $1.8 million for re-leasing costs, $198,000 for recurring capital expenditures and $5.0 million for non-recurring building improvements. In comparison, during 2019, we capitalized costs of $17.9 million on existing properties in our portfolio, consisting of $2.1 million for re-leasing costs, $801,000 for recurring capital expenditures and $15.0 million for non-recurring building improvements.
C.          Properties with Existing Leases
Of the $2.3 billion we invested during 2020, approximately $1.86 billion was used to acquire 127 properties with existing leases. In comparison, of the $3.7 billion we invested during 2019, approximately $2.72 billion was used to acquire 575 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for 2020, 2019, and 2018 were $134.6 million, $112.0 million, and $106.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for 2020, 2019, and 2018 were $30.9 million, $22.1 million, and $16.9 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at December 31, 2020 (in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2021	$(31,717)	$138,254
2022	(30,283)	126,762
2023	(28,745)	114,571
2024	(27,164)	105,775
2025	(26,609)	96,398
Thereafter	(148,610)	514,569
Totals	$(293,128)	$1,096,329

5.                           Revolving Credit Facility and Commercial Paper Program

A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of December 31, 2020 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

At December 31, 2020, credit facility origination costs of $7.7 million are included in other assets, net, as compared to $11.5 million at December 31, 2019, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.

At December 31, 2020, we had a borrowing capacity of $3.0 billion available on our revolving credit facility (subject to customary conditions to borrowing) and no outstanding balance, as compared to an outstanding balance of $704.3 million, including £169.2 million Sterling, at December 31, 2019.

The weighted average interest rate on outstanding borrowings under our revolving credit facility was 1.5% during 2020 and 3.1% during 2019. At December 31, 2019, the weighted average interest rate on borrowings outstanding under our revolving credit facility was 2.2%. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at December 31, 2020, we were in compliance with the covenants on our revolving credit facility.

B.    Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may, from time to time, issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper will rank on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan facility and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings are used for general corporate purposes. At December 31, 2020, we had no outstanding commercial paper borrowings. The weighted average interest rate on borrowings under our commercial paper program was 0.3% from inception of the plan through December 31, 2020. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.

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

Deferred financing costs of $1.2 million incurred in conjunction with the $250.0 million term loan, which matured June 2020, and $1.1 million incurred in conjunction with the $250.0 million term loan maturing March 2024 are being amortized over the remaining terms of each respective term loan. The net balance of deferred financing costs at December 31, 2020 of $642,000 relates to the $250.0 million term maturing March 2024. The net balance of deferred financing costs at December 31, 2019 of $956,000 related to the $250.0 million term loan that matured in June 2020 and the $250.0 million term loan maturing March 2024.

7.       Mortgages Payable

During 2020, we made $108.8 million in principal payments, including the repayment of nine mortgages in full for $103.4 million. During 2019, we made $20.7 million in principal payments, including the repayment of one mortgage in full for $15.8 million. No mortgages were assumed during 2020. During 2019, we assumed two mortgages totaling $130.8 million on 33 properties. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.

Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At December 31, 2020, we were in compliance with these covenants.

The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, at December 31, 2020 and 2019 was $973,000 and $1.3 million, respectively. These costs are being amortized over the remaining term of each mortgage.

The following summarizes our mortgages payable as of December 31, 2020 and 2019, respectively (dollars in thousands):

As Of	Number of Properties(1)	Weighted Average Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Finance Costs Balance, net	Mortgage Payable Balance
12/31/2020	68	4.9%	4.6%	2.9	$299,631	$729	$300,360
12/31/2019	92	4.9%	4.6%	3.1	$408,419	$1,700	$410,119
(1) At December 31, 2020, there were 18 mortgages on 68 properties. At December 31, 2019, there were 27 mortgages on 92 properties. The mortgages require monthly payments with principal payments due at maturity. At December 31, 2020, all mortgages were at fixed interest rates. At December 31, 2019, we had one variable rate mortgage with a principal balance of $7.1 million that was swapped to a fixed interest rate.
(2) Stated interest rates ranged from 3.8% to 6.9% at each of December 31, 2020 and 2019, respectively.
(3) Effective interest rates ranged from 4.0% to 5.5% at December 31, 2020, while effective interest rates ranged from 3.8% to 7.6% at December 31, 2019.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $1.7 million and deferred financing costs of $973,000, as of December 31, 2020 (dollars in millions):

Year of Maturity	Principal
2021	$44.2
2022	111.8
2023	20.6
2024	112.2
2025	0.7
Thereafter	10.1
Totals	$299.6

8.       Notes Payable

A. General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	December 31, 2020	December 31, 2019
5.750% notes, issued in June 2010 and due in January 2021	$—	$250
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	950	950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
0.750% notes, issued December 2020 and due in March 2026	325	—
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
1.625% notes, issued in October 2020 and due December 2030 (2)	547	—
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950	—
1.800% notes, issued in December 2020 and due in March 2033	400	—
2.730% notes, issued in May 2019 and due in May 2034 (2)	431	418
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	8,303	6,318
Unamortized net original issuance premiums and deferred financing costs	(35)	(30)
	$8,268	$6,288
(1) In January 2021, we completed the early redemption of all $950.0 million in principal. See note 19, Subsequent Events.
(2) Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million and £315.0 million, respectively, converted at the applicable exchange rate on December 31, 2020.

The following table summarizes the maturity of our notes and bonds payable as of December 31, 2020, excluding unamortized net original issuance premiums of $14.6 million and deferred financing costs of $49.2 million (dollars in millions):

Year of Maturity	Principal
2022 (1)	$950
2023	750
2024	350
2025	500
Thereafter	5,753
Totals	$8,303
(1) In January 2021, we completed the early redemption of all $950.0 million in principal. See note 19, Subsequent Events.

As of December 31, 2020, the weighted average interest rate on our notes and bonds payable was 3.4% and the weighted average remaining years until maturity was 8.2 years.

Interest incurred on all of the notes and bonds was $252.0 million for 2020, $233.5 million for 2019 and $213.8 million for 2018. The interest rate on each of these notes and bonds is fixed.

Our outstanding notes and bonds are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Additionally, with the exception of our £400.0 million of 1.625% senior unsecured notes issued in October 2020, for which interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. At December 31, 2020, we were in compliance with these covenants.

B. Note Repayments
In January 2020, we repaid our $250.0 million of outstanding 5.75% notes, plus accrued and unpaid interest upon maturity. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt during the first quarter of 2020.

In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022. For further information, see note 19, Subsequent Events.

C. Note Issuances
During the three year period ended December 31, 2020 we issued the following notes and bonds (in millions):

2020 Issuances	Date of Issuance	Maturity date	Principal amount issued	Price of par value	Effective yield to maturity
3.250% notes (1)	May 2020	January 2031	$600	98.99%	3.36%
3.250% notes (1)	July 2020	January 2031	$350	108.24%	2.34%
1.625% notes	October 2020	December 2030	£400	99.19%	1.71%
0.750% notes	December 2020	March 2026	$325	99.19%	0.91%
1.800% notes	December 2020	March 2033	$400	98.47%	1.94%

2019 Issuances
2.730% notes	May 2019	May 2034	£315	100.00%	2.73%
3.250% notes	June 2019	June 2029	$500	99.36%	3.33%

2018 Issuance
3.875% notes	April 2018	April 2025	$500	99.50%	3.96%
(1) In July 2020, we issued $350.0 million of 3.250% senior unsecured notes due January 2031 (the "2031 Notes"), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020.

The net proceeds of $391.3 million from the December 2020 offering of 1.800% notes due 2033 and the net proceeds of $320.3 million from the December 2020 offering of 0.750% notes due 2026 were used, along with available cash and additional borrowings, as necessary to redeem in January 2021 all $950 million in aggregate principal amount of our outstanding 3.25% notes due 2022 at the applicable redemption price, plus accrued interest and, to the extent not used for those purposes, to fund investment opportunities and for other general corporate purposes.
The net proceeds from the October 2020 Sterling-denominated offering of £400.0 million approximated $508.2 million, as converted at the applicable exchange rate on the closing of the offering, and were used to repay GBP-denominated borrowings outstanding under our $3.0 billion revolving credit facility, to settle an outstanding GBP/USD currency exchange swap arrangement and, to the extent not used for those purposes, to fund investment opportunities and for other general corporate purposes.
The net proceeds of $376.6 million from the July 2020 note offering and the net proceeds of $590.0 million from the May 2020 note offering were used to repay borrowings under our credit facility, to fund potential investment opportunities and for other general corporate purposes.
The gross proceeds from the May 2019 Sterling-denominated private placement of £315.0 million approximated $400.9 million, as converted at the applicable exchange rate on the closing of the offering, and were used to fund our initial investment in U.K. properties.

The net proceeds of $493.5 million from the June 2019 note offering and the net proceeds of approximately $494.4 million from the April 2018 note offering were used to repay borrowings outstanding under our credit facility, to fund investment opportunities, and for other general corporate purposes.

9.       Issuances of Common Stock

A.   Issuance of Common Stock in an Overnight Offering
In March 2020, we issued 9,690,500 shares of common stock in an overnight underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase to purchase additional shares. The net proceeds of $728.9 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.

In May 2019, we issued 12,650,000 shares of common stock in an overnight underwritten public offering. The net proceeds of $845.4 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.

We did not issue any shares in an underwritten offering in 2018.
In January 2021, we issued 12,075,000 shares of common stock in an underwritten public offering, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. The company used the net proceeds from the offering, along with available cash and additional borrowings, to fund property acquisitions and for general corporate purposes and working capital. For further information, see note 19, Subsequent Events.

B.           At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At December 31, 2020, we had 15,678,031 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Shares of common stock issued under the ATM program	17,724,374	17,051,456	19,138,610
Gross proceeds	$1,094.9	$1,274.5	$1,125.4

C.           Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At December 31, 2020, we had 11,503,379 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Shares of common stock issued under the DRSPP program	149,289	117,522	116,268
Gross proceeds	$9.1	$8.4	$9.1
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during 2020, 2019 or 2018.

10.     Noncontrolling Interests

In January 2013, we completed our acquisition of American Realty Capital Trust, Inc. (ARCT). Equity issued as consideration for this transaction included common and preferred partnership units issued by Tau Operating Partnership, L.P., or Tau Operating Partnership, the consolidated subsidiary which owns properties acquired through the ARCT acquisition. At December 31, 2018, Tau Operating Partnership and Realty Income, L.P. were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. In January 2019, we redeemed all 317,022 remaining Tau Operating Partnership common units held by nonaffiliates for $20.2 million and recorded the excess over carrying value of $6.9 million as a reduction to common stock and paid in capital. In conjunction with this redemption, we also paid off the outstanding balance and interest on the $70.0 million senior unsecured term loan entered in January 2013 in conjunction with our acquisition of ARCT. Following the redemption, our taxable REIT subsidiary, Crest Net Lease, obtained a 0.11% interest in Tau Operating Partnership, and we hold 100% of the ownership interests of Tau Operating Partnership, L.P. While we continue to consolidate the entity, it is no longer considered a VIE.

In 2019 and 2018, we completed the acquisitions of portfolios of properties, both by paying cash and by issuing additional common partnership units in Realty Income, L.P. as consideration for the acquisitions. At December 31, 2020, the remaining units from this issuance represent a 1.9% ownership in Realty Income, L.P. We hold the remaining 98.1% interests in this entity and consolidate the entity.

None of our common partnership units have voting rights. Common partnership units are entitled to monthly distributions equal to the amount paid to common stockholders of Realty Income, and are redeemable in cash or Realty Income common stock, at our option, and at a conversion ratio of one to one, subject to certain exceptions.  These issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the balance sheet was appropriate. We determined that the units meet the requirements to qualify for presentation as permanent equity.

In December 2020, we completed the acquisition of a development property by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At December 31, 2020, we and our subsidiaries held an 75.8% interest, and consolidated this entity in our consolidated financial statements.

In December 2019, we completed the acquisition of nine properties by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At December 31, 2020, we and our subsidiaries held an 89.9% interest, and consolidated this entity in our consolidated financial statements.

In 2016, we completed the acquisition of two properties by acquiring a controlling interest in two entities. In December 2018, we acquired all of the outstanding minority ownership interests associated with one of these entities. In July 2019, we acquired all of the outstanding minority interest associated with the remaining entity.

The following table represents the change in the carrying value of all noncontrolling interests through December 31, 2020 (dollars in thousands):

	Tau Operating Partnership units(1)	Realty Income, L.P. units(2)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2018	$13,356	$17,912	$968	$32,236
Reallocation of equity	—	653	—	653
Redemptions	(13,356)	—	(901)	(14,257)
Additions to noncontrolling interest	—	6,286	5,084	11,370
Distributions	—	(1,219)	(77)	(1,296)
Allocation of net income	—	964	32	996
Carrying value at December 31, 2019	$—	$24,596	$5,106	$29,702
Reallocation of equity	—	(47)	—	(47)
Additions to noncontrolling interest	—	—	3,168	3,168
Distributions	—	(1,297)	(299)	(1,596)
Allocation of net income	—	848	172	1,020
Carrying value at December 31, 2020	$—	$24,100	$8,147	$32,247
(1)  317,022 Tau Operating Partnership units were issued on January 22, 2013. No units remained outstanding as of December 31, 2020 and 2019.
(2)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018 and 89,322 units were issued on March 28, 2019. 463,119 units remained outstanding as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, respectively, Realty Income, L.P. and the joint ventures acquired during 2020 and 2019 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Net real estate	$635,963	$654,305
Total assets	723,668	744,394
Total liabilities	47,962	52,087

11.     Distributions Paid and Payable

We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for 2020, 2019 and 2018:

Month	2020	2019	2018
January	$0.2275	$0.2210	$0.2125
February	0.2325	0.2255	0.2190
March	0.2325	0.2255	0.2190
April	0.2330	0.2260	0.2195
May	0.2330	0.2260	0.2195
June	0.2330	0.2260	0.2195
July	0.2335	0.2265	0.2200
August	0.2335	0.2265	0.2200
September	0.2335	0.2265	0.2200
October	0.2340	0.2270	0.2205
November	0.2340	0.2270	0.2205
December	0.2340	0.2270	0.2205
Total	$2.7940	$2.7105	$2.6305

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2020	2019	2018
Ordinary income	$2.2798764	$2.1206964	$2.0269173
Nontaxable distributions	0.4902835	0.5898036	0.6035827
Total capital gain distribution	0.0238401	—	—
Totals	$2.7940000	$2.7105000	$2.6305000

At December 31, 2020, a distribution of $0.2345 per common share was payable and was paid in January 2021. At December 31, 2019, a distribution of $0.2275 per common share was payable and was paid in January 2020.

12.     Operating Leases

A.      At December 31, 2020, we owned 6,592 properties in 49 U.S. states, Puerto Rico and the U.K. Of the 6,592 properties, 6,555, or 99.4%, are single-client properties, and the remaining are multi-client properties. At December 31, 2020, 140 properties were available for lease or sale.

Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of our client's gross sales, or percentage rents, was $5.1 million for 2020, $8.0 million for 2019 and $5.9 million for 2018.

At December 31, 2020, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2021	$1,684,817
2022	1,629,281
2023	1,543,909
2024	1,428,212
2025	1,343,730
Thereafter	8,371,347
Totals	$16,001,296

B.      Major Clients - No individual client's rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2020, 2019 or 2018.

13.     Gain on Sales of Real Estate

The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Number of properties	126	93	128
Net sales proceeds	$262.5	$108.9	$142.3
Gain on sales of real estate	$76.2	$30.0	$24.6
These property sales do not represent a strategic shift that will have a major effect on our operations and financial results, and therefore do not require presentation as discontinued operations.

14. Financial Instruments and Fair Value Measurements

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable and commercial paper borrowings, term loans and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our mortgages payable assumed in connection with acquisitions and our senior notes and bonds payable, which are disclosed as follows (dollars in millions):

At December 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.6	$309.4
Notes and bonds payable (2)	8,302.4	9,324.0

At December 31, 2019	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$408.4	$417.7
Notes and bonds payable (2)	6,317.6	6,826.1
(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $1.7 million at December 31, 2020, and $3.0 million at December 31, 2019. Also excludes deferred financing costs of $973,000 at December 31, 2020, and $1.3 million at December 31, 2019.
(2) Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was $14.6 million at December 31, 2020, and $6.3 million at December 31, 2019. Also excludes deferred financing costs of $49.2 million at December 31, 2020 and $35.9 million at December 31, 2019.

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
The following table summarizes the terms and fair values of our derivative financial instruments at December 31, 2020 and 2019 (dollars in millions):

Derivative Type	Accounting Classification	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
			December 31,	December 31,				December 31,	December 31,
			2020	2019				2020	2019
Interest rate swap (1)	Derivative	Cash flow	$—	$7.0	6.03%	09/25/2012	09/03/2021	$—	$(0.2)
Interest rate swap	Derivative	Cash flow	—	250.0	1.72%	06/30/2015	06/30/2020	—	(0.1)
Interest rate swap	Derivative	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(22.6)	(14.7)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(3)	05/20/2019	05/22/2034	(5.2)	(2.6)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(4)	05/20/2019	05/22/2034	(5.1)	(2.6)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(5)	05/20/2019	05/22/2034	(5.4)	(2.9)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(6)	05/20/2019	05/22/2034	(5.7)	(3.2)
Currency exchange swap (2)	Derivative	N/A	625.0	—	(7)	12/23/2020	01/29/2021	(8.2)	—
Forward-starting swap	Derivative	Cash flow	75.0	—	2.02%	(8)	06/30/2033	(5.0)	—
Forward-starting swap	Derivative	Cash flow	75.0	—	1.94%	(8)	11/30/2032	(5.2)	—
Forward-starting swap	Derivative	Cash flow	25.0	—	1.67%	(8)	11/30/2032	(1.1)	—
Forward-starting swap	Derivative	Cash flow	125.0	—	1.75%	(8)	06/30/2033	(5.2)	—
Forward-starting swap	Hybrid debt	Cash flow	125.0	—	1.88%	(8)	11/30/2032	(7.9)	—
Forward-starting swap	Hybrid debt	Cash flow	75.0	—	2.00%	(8)	06/30/2033	(4.9)	—
			$1,541.4	$673.4				$(81.5)	$(26.3)

(1)In connection with the early prepayment of a mortgage loan during the fourth quarter of 2020, the swap was terminated with a payment of $0.2 million and we recognized an associated loss on derivative of $0.2 million.
(2)Represents British Pound Sterling, or GBP, United States Dollar, or USD, cross-currency swap.
(3)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.
(4)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.
(6)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
(7) The forward GBP-USD exchange rate is 1.35.
(8) The five treasury rate locks which were entered into during February 2020 were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement of the terminated treasury rate locks.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2020 and 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in AOCI are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During 2020, we reclassified $11.4 million from AOCI as an increase to interest expense for our interest rate swaps and $3.6 million for 2020 in cross-currency swap losses into foreign currency and derivative gains, net. During 2019, we reclassified $3.4 million from AOCI as an increase to interest expense for our interest rate swaps and $5.5 million for 2019 in cross-currency swap losses into foreign currency and derivative gains, net. During 2018, there were no outstanding derivatives designated as hedges and accounted for through AOCI. As a result, there were no amounts to reclassify from AOCI during 2018.

We expect to reclassify $10.3 million from AOCI as an increase to interest expense relating to interest rate swaps and $1.0 million from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
15.     Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $285.6 million in 2020, $275.3 million in 2019, and $251.5 million in 2018.

Cash paid for income taxes was $13.1 million in 2020, $4.2 million in 2019, and $4.7 million in 2018.

The following non-cash activities are included in the accompanying consolidated financial statements:

A. During 2020, the fair value of derivatives decreased by $55.2 million.

B. Non-refundable deposits from 2019 of $13.8 million were applied to acquisitions during 2020.

C. As a result of the adoption of Accounting Standards Codifications Topic 842, Leases, on January 1, 2019, we recorded $132.0 million of lease liabilities and related right of use assets as lessee under operating leases.

D. During 2019, we issued 89,322 common partnership units of Realty Income, L.P. totaling $6.3 million, as partial consideration for an acquisition of properties.

E. During 2019, we recorded $5.1 million to noncontrolling interests in connection with the acquisition of a controlling interest in a consolidated joint venture.

F. During 2019, we assumed mortgages payable to the third-party lenders of $130.8 million.

G.  During 2018, we issued 373,797 common partnership units of Realty Income, L.P. as partial consideration for an acquisition of properties, totaling $18.8 million.

H. During 2018, we completed the acquisition of a property using $7.5 million in funds that were held in a non-refundable escrow account.

Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents shown in the consolidated balance sheets	$824,476	$54,011
Restricted escrow deposits (1)	21,220	4,529
Impounds related to mortgages payable (1)	4,983	12,465
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$850,679	$71,005
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

16.     Common Stock Incentive Plan

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

The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $16.5 million during 2020, $13.7 million during 2019 and $27.3 million during 2018.

Upon the departure of our former CFO in March 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees.

Upon the departure of our former CEO in October 2018, we incurred a severance charge of $28.3 million, consisting of $9.8 million of cash, $17.9 million of share-based compensation expense and $574,000 of professional fees. The incremental severance of $18.7 million consists of the $28.3 million total severance charge reduced by $9.6 million of compensation accrued prior to separation. The net amount of accelerated equity awards expensed in 2018 related to his departure was $11.8 million.

A.   Restricted Stock

The following table summarizes our common stock grant activity under our 2012 Plan.

	2020		2019		2018
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	259,698	$58.39	307,821	$53.44	475,768	$52.32
Shares granted	103,473	$67.84	87,327	$69.83	183,952	$52.21
Shares vested	(141,486)	$56.94	(126,363)	$54.45	(310,706)	$51.05
Shares forfeited	(2,203)	$66.48	(9,087)	$55.71	(41,193)	$53.06
Outstanding nonvested shares, end of each period	219,482	$63.69	259,698	$58.39	307,821	$53.44
(1)  Grant date fair value.

The vesting schedule for shares granted to non-employee directors is as follows:

•For directors with less than six years of service at the date of grant, shares vest in 33.33% annual increments upon re-election to the Board at each of the three Annual Meetings of Stockholders following the grant date;
•For directors with six years of service at the date of grant, shares vest in 50% annual increments upon re-election to the Board at each of the two Annual Meetings of Stockholders following the grant date;
•For directors with seven years of service at the date of grant, shares are 100% vested upon re-election to the Board in the following year; and
•For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

During May 2020, we granted 36,000 shares of restricted stock to the independent members of our Board of Directors, in connection with our annual awards, of which 24,000 shares vested immediately, and 12,000 shares vest in equal parts over a three-year service period.
Our restricted stock awards granted to employees typically vest annually in equal parts over a four-year service period. During 2020, 67,473 shares were granted to our employees, and vest over a four-year service period, with the exception of 4,541 shares granted to our former CFO, which vested upon his departure from the Company.

As of December 31, 2020, the remaining unamortized share-based compensation expense related to restricted stock totaled $8.6 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

B.    Performance Shares

During 2020, 2019 and 2018, we granted performance share awards, as well as dividend equivalent rights, to our executive officers.  The number of performance shares that vest for each of the three years is based on the achievement of the following performance goals:

	Weighting for year granted
Performance Awards Metrics	2020	2019	2018
Total shareholder return (“TSR”) ranking relative to MSCI US REIT Index	70%	45%	45%
TSR ranking relative to J.P. Morgan Net Lease Peer Group	N/A	26%	26%
Dividend per share Growth Rate	15%	16%	16%
Debt-to-Adjusted EBITDAre Ratio	N/A	13%	13%
Net Debt-to-Adjusted EBITDAre Ratio	15%	N/A	N/A

The performance shares are earned based on our performance related to our metrics above, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service. The performance period for the 2018 performance awards began on January 1, 2018 and ended on December 31, 2020.

The performance period for the 2019 performance awards began on January 1, 2019 and will end on December 31, 2021. The performance period for the 2020 performance awards began on January 1, 2020 and will end on December 31, 2022.

The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. The following table summarizes our performance share grant activity:

	2020		2019		2018
	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)	Number of performance shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	304,663	$62.25	223,392	$58.78	245,309	$62.49
Shares granted	136,729	$79.98	128,581	$65.34	269,868	$51.98
Shares vested	(139,012)	$63.66	(47,310)	$54.27	(291,785)	$54.88
Shares forfeited	(10,621)	$66.64	—	$—	—	$—
Outstanding nonvested shares, end of each period	291,759	$69.73	304,663	$62.25	223,392	$58.78
(1) Grant date fair value.

As of December 31, 2020, the remaining share-based compensation expense related to the performance shares totaled $8.9 million and is being recognized on a tranche-by-tranche basis over the service period.

C.    Restricted Stock Units

During 2020, 2019 and 2018 we also granted restricted stock units that primarily vest over a four-year service period and have the same economic rights as shares of restricted stock:

	2020		2019		2018
	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)	Number of restricted stock units	Weighted average price(1)
Outstanding nonvested shares, beginning of year	15,511	$59.82	14,968	$54.62	24,869	$55.97
Shares granted	9,966	$78.79	5,482	$69.58	8,383	$49.96
Shares vested	(6,807)	$58.63	(4,939)	$54.90	(10,118)	$55.01
Shares forfeited	—	$—	—	$—	(8,166)	$53.45
Outstanding nonvested shares, end of each period	18,670	$70.38	15,511	$59.82	14,968	$54.62
(1) Grant date fair value.

The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date. As of December 31, 2020, the remaining share-based compensation expense related to the restricted stock units totaled $399,000 and is being recognized on a straight-line basis over the service period.

17.     Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our clients into 51 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because substantially all of our leases require our clients to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure. Our investments in industries outside of the U.S. are managed as separate operating segments.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of our respective clients (dollars in thousands):

Assets, as of December 31:	2020	2019
Segment net real estate:
Automotive service	$328,340	$288,453
Beverages	347,366	279,373
Child care	216,718	208,326
Convenience stores	2,101,005	2,057,157
Dollar stores	1,420,210	1,427,950
Drug stores	1,555,106	1,618,854
Financial services	374,508	389,634
General merchandise	730,806	475,418
Grocery stores - U.S.	907,634	922,349
Grocery stores - U.K.	1,131,760	663,210
Health and fitness	1,050,791	1,019,796
Home improvement - U.S.	608,222	495,305
Restaurants-casual dining	515,226	576,526
Restaurants-quick service	1,062,918	1,059,155
Theaters - U.S.	767,117	878,103
Transportation services	729,640	769,614
Wholesale club	407,584	396,690
Other non-reportable segments	3,230,205	2,970,859
Total segment net real estate	17,485,156	16,496,772
Intangible assets:
Automotive service	55,018	58,854
Beverages	9,401	1,509
Child care	19,848	21,997
Convenience stores	121,151	131,808
Dollar stores	77,176	82,701
Drug stores	167,975	183,319
Financial services	14,611	17,130
General merchandise	108,646	66,135
Grocery stores - U.S.	181,764	180,197
Grocery stores - U.K.	282,211	153,407
Health and fitness	67,537	74,428
Home improvement - U.S.	97,228	72,979
Restaurants-casual dining	20,553	23,289
Restaurants-quick service	47,517	52,353
Theaters - U.S.	28,292	36,089
Transportation services	53,902	66,055
Wholesale club	36,165	23,372
Other non-reportable segments	321,660	247,761
Other corporate assets	1,544,474	564,641
Total assets	$20,740,285	$18,554,796

Revenue for the years ended December 31,	2020	2019	2018
Segment rental revenue:
Automotive service	$35,090	$32,365	$28,303
Beverages	32,771	31,807	31,488
Child care	35,643	31,749	21,865
Convenience stores	189,658	166,755	142,194
Dollar stores	126,719	102,695	94,782
Drug stores	140,993	127,853	129,565
Financial services	30,531	30,189	29,429
General merchandise	49,352	35,366	29,249
Grocery stores - U.S.	78,106	69,691	63,594
Grocery stores - U.K.	51,459	17,819	—
Health and fitness	104,744	105,896	94,638
Home improvement - U.S.	46,392	42,351	37,939
Restaurants-casual dining	46,265	45,238	46,171
Restaurants-quick service	88,163	92,018	72,465
Theaters - U.S.	78,653	87,698	70,560
Transportation services	64,131	66,500	63,565
Wholesale club	38,713	38,117	37,571
Other non-reportable segments and contractually obligated reimbursements by our clients	402,150	360,711	328,168
Rental (including reimbursable)	1,639,533	1,484,818	1,321,546
Other	12,092	6,773	6,292
Total revenue	$1,651,625	$1,491,591	$1,327,838

18.     Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2020, we had commitments of $6.8 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of December 31, 2020, we had committed $100.0 million under construction contracts, which is expected to be paid in the next twelve months.

We have certain properties that are subject to ground leases, which are accounted for as operating leases.

At December 31, 2020, minimum future rental payments for the next five years and thereafter are as follows (dollars in millions):

	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Clients (2)	Total
2021	$1.6	$13.7	$15.3
2022	1.6	13.6	15.2
2023	1.6	13.7	15.3
2024	1.6	13.8	15.4
2025	1.4	13.5	14.9
Thereafter	18.8	55.9	74.7
Total	$26.6	$124.2	$150.8
Present value adjustment for remaining lease payments (3)			(36.2)
Lease liability - operating leases, net			$114.6
(1)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(2)Our clients, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a client fails to pay the ground lease rent, we are primarily responsible.
(3) The range of discount rates used to calculate the present value of the lease payments is 2.42% to 5.50%. At December 31, 2020, the weighted average discount rate is 4.29% and the weighted average remaining lease term is 11.5 years. The discount rates are derived using a hypothetical corporate credit curve for the ground leases based on our outstanding senior notes and relevant market data. The discount rates are specific for individual leases primarily based on the lease term.

19.     Subsequent Events

•In January and February 2021, we declared a dividend of $0.2345, which will be paid in February 2021 and March 2021, respectively.
•In January 2021, we completed the early redemption of our outstanding 3.250% notes due October 2022, for a redemption price of approximately $1.004 billion, consisting of the principal of $950.0 million, call premium of $47.2 million and accrued and unpaid interest of $7.1 million.
•In January 2021, we raised $669.6 million from the issuance of 12,075,000 shares of common stock in an underwritten public offering, which included the underwriters' options to purchase 1,575,000 additional shares.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data) (unaudited)
(not covered by Report of Independent Registered Public Accounting Firm)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Total revenue(1)	$414,341	$414,636	$404,572	$418,076	$1,651,625
Depreciation and amortization expense	164,585	168,328	169,084	175,041	677,038
Interest expense	75,925	77,841	76,806	78,764	309,336
Other expenses(2)	53,811	62,222	151,611	72,099	339,743
Net income	147,143	108,070	23,143	118,150	396,506
Net income available to common stockholders	146,827	107,824	22,904	117,931	395,486
Net income per common share
Basic	0.44	0.31	0.07	0.33	1.15
Diluted	0.44	0.31	0.07	0.33	1.14
Dividends paid per common share	0.6925	0.6990	0.7005	0.7020	2.7940

2019
Total revenue	$354,365	$365,450	$374,247	$397,529	$1,491,591
Depreciation and amortization expense	137,517	150,426	149,424	156,594	593,961
Interest expense	70,020	72,488	73,410	75,073	290,991
Other expenses(2)	42,861	54,143	52,139	52,269	201,412
Net income	111,230	95,420	101,275	129,553	437,478
Net income available to common stockholders	110,942	95,194	101,049	129,297	436,482
Net income per common share
Basic and diluted	0.37	0.31	0.32	0.39	1.38
Dividends paid per common share	0.6720	0.6780	0.6795	0.6810	2.7105
(1) Total revenue for the second half of 2020 was negatively impacted by rent reserves recorded as reductions of rental revenue.
(2) Other expenses can vary among quarters, primarily due to provisions for impairment, gains on sales of real estate, and foreign currency gains and losses.

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

As of and for the year ended December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 23, 2021 by,

Sumit Roy, President, Chief Executive Officer
Christie B. Kelly, Executive Vice President, Chief Financial Officer, and Treasurer

Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:                         Other Information

None.

PART III

Item 10:                           Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 18, 2021.

Item 11:                           Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

 Item 13:                           Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                           Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                           Exhibits and Financial Statement Schedules

A.                         The following documents are filed as part of this report.

1.             Financial Statements (see Item 8)

a.                          Reports of Independent Registered Public Accounting Firm

b.                         Consolidated Balance Sheets,
December 31, 2020 and 2019

c.                          Consolidated Statements of Income and Comprehensive Income,
Years ended December 31, 2020, 2019 and 2018

d.                         Consolidated Statements of Equity,
Years ended December 31, 2020, 2019 and 2018

e.                          Consolidated Statements of Cash Flows,
Years ended December 31, 2020, 2019 and 2018

f.                            Notes to Consolidated Financial Statements

g.                         Consolidated Quarterly Financial Data (unaudited), for 2020 and 2019

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

4.5	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).
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

4.7	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.9	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).
4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.11	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.13	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.14	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.15
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

4.16	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.18	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
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

4.20	Form of 3.250% Note due 2029 (filed as exhibit 4.2 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).
4.21
Officers’ Certificate pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.250% Notes due 2029." (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 19, 2019 and incorporated herein by reference).

4.22*	Description of Securities.
4.23	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 and incorporated herein by reference).
4.24	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 and incorporated herein by reference).
4.25
Officers' Certificate, dated May 8, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on May 8, 2020, and incorporated herein by reference).

4.26
Officers' Certificate, dated July 16, 2020, pursuant to Sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, re-opening a series of securities entitled "3.250% Notes due 2031." (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 16, 2020, and incorporated herein by reference).

4.27	Form of 1.625% Note due 2030 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 1, 2020 and incorporated herein by reference).
4.28
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

4.29	Form of 0.750% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 14, 2020 and incorporated herein by reference).
4.30	Form of 1.800% Note due 2033 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on December 14, 2020 and incorporated herein by reference).

4.31
Officers’ Certificate dated December 14, 2020 pursuant to Sections 201, 301 and 303 of the Indenture dated as of October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of debt securities entitled “0.750% Notes due 2026” and a series of debt securities entitled “1.800% Notes due 2033” (filed as an Exhibit 4.4 to the Company's Form 8-K, filed on December 14, 2020 and incorporated herein by reference).

Material Contracts
10.1+	Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).
10.2+
Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997, filed on March 20, 1998 (File No. 001-13374) and incorporated herein by reference).

10.3+
Form of Restricted Stock Agreement between the Company and Executive Officers under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 (File No. 001-13374) and incorporated herein by reference).

10.4+
2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, filed on February 23, 2006 (File No. 033-69410) and incorporated herein by reference).

10.5+
Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.6+
Form of Restricted Stock Agreement under the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007, filed on August 2, 2007 (File No. 001-13374) and incorporated herein by reference).

10.7+
Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 (File No. 001-13374) and incorporated herein by reference).

10.8+	Realty Income Corporation 2012 Incentive Award Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.9+
Form of Restricted Stock Agreement for Employees under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.10+
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.2 to the Company’s Form 8-K, filed on January 8, 2013 (File No. 001-13374) and incorporated herein by reference).

10.11+	Form of Amendment to Employment Agreement (filed as exhibit 10.1 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.12+	Form of Addendum to Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 8-K, filed on June 19, 2013 (File No. 001-13374) and incorporated herein by reference).
10.13+
Amended and Restated Form Indemnification Agreement, between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 30, 2014 and incorporated herein by reference).

10.14+	Form of Performance Share Award Agreement (filed as exhibit 10.1 to the Company’s Form 10-Q, filed on April 30, 2015 and incorporated herein by reference).
10.15+
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 23, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.16+
Dividend Reinvestment and Stock Purchase Plan (filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on July 30, 2015, as a prospectus supplement to the Company’s prospectus dated February 22, 2013 (File No. 333-186788) and incorporated herein by reference).

10.17+	Form of Restricted Stock Agreement (filed as exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.18+	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.19+	Form of Second Amendment to Employment Agreement (filed as exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).
10.20+	First Amendment to Realty Income Corporation 2012 Incentive Award Plan. (filed as exhibit 10.33 to the Company’s Form 10-K, filed on February 23, 2017 and incorporated herein by reference).
10.21+	Second Amendment to Realty Income Corporation 2012 Incentive Award Plan (filed as exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017 and incorporated herein by reference).
10.22+	Form of Performance Share Award Agreement (filed as exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).
10.23+	Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).
10.24+
Form of Participation Agreement to Realty Income Executive Severance Plan dated January 15, 2019 (filed as exhibit 10.2 to the Company's Form 8-K, filed on January 18, 2019 and incorporated herein by reference).

10.25	Second Amended and Restated Credit Agreement dated August 7, 2019 (filed as exhibit 10.1 to the Company's Form 8-K, filed on August 12, 2019 and incorporated herein by reference).
10.26+	Severance Agreement and General Release dated January 29, 2020 (filed as exhibit 10.1 to the Company's Form 8-K, filed on January 30, 2020 and incorporated herein by reference).
10.27+
Participation Agreement to Realty Income Executive Severance Plan, dated as of October 12, 2020, by and between Realty Income Corporation and Christie B. Kelly. (filed as exhibit 10.1 to the Company’s Form 8-K, filed on October 13, 2020 and incorporated herein by reference).

Subsidiaries of the Registrant
21.1*	Subsidiaries of the Company as of February 23, 2021.
Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
Certifications
31.1*	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
31.2*	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
32*	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
Interactive Data Files
101*	The following materials from Realty Income Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/SUMIT ROY	Date: February 23, 2021
Sumit Roy
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/MICHAEL D. MCKEE	Date: February 23, 2021
Michael D. McKee
Non-Executive Chairman of the Board of Directors

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 23, 2021
Kathleen R. Allen, Ph.D.
Director

By:	/s/A. LARRY CHAPMAN	Date: February 23, 2021
A. Larry Chapman
Director

By:	/s/REGINALD H. GILYARD	Date: February 23, 2021
Reginald H. Gilyard
Director

By:	/s/PRIYA CHERIAN HUSKINS	Date: February 23, 2021
Priya Cherian Huskins
Director

By:	/s/GERARDO I. LOPEZ	Date: February 23, 2021
Gerardo I. Lopez
Director

By:	/s/GREGORY T. MCLAUGHLIN	Date: February 23, 2021
Gregory T. McLaughlin
Director

By:	/s/RONALD L. MERRIMAN	Date: February 23, 2021
Ronald L. Merriman
Director

By:	/s/SUMIT ROY	Date: February 23, 2021
Sumit Roy
Director, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/CHRISTIE B. KELLY	Date: February 23, 2021
Christie B. Kelly
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/SEAN P. NUGENT	Date: February 23, 2021
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2020

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Years)

U.S.
Aerospace	5	12,811,485	6,890,774	110,783,380	222,669	—	6,890,774	111,006,049	117,896,823	32,439,224	1994-2013	6/20/2011-6/27/2013	25-35
Apparel stores	37	13,925,000	73,267,619	183,914,767	3,472,987	199,362	73,267,619	187,587,116	260,854,735	48,433,166	1970-2012	10/30/1987-10/6/2020	4-25
Automotive collision services	83	—	59,995,209	140,125,701	1,800,680	10,000	59,995,209	141,936,381	201,931,590	33,434,601	1928-2020	8/30/2002-7/7/2020	19-25
Automotive parts	251	—	98,784,470	252,803,413	4,702,685	826,885	98,784,470	258,332,983	357,117,453	73,960,839	1969-2020	8/6/1987-10/28/2020	15-25
Automotive service	319	—	156,569,614	244,468,843	513,914	147,524	156,569,614	245,130,281	401,699,895	73,360,221	1920-2019	10/2/1985-12/23/2020	14-25
Automotive tire services	202	—	126,835,381	234,004,107	727,127	97,335	126,835,381	234,828,569	361,663,950	123,637,853	1947-2017	11/27/1985-12/14/2020	10-25
Beverages	20	—	217,138,252	174,982,150	—	147	217,138,252	174,982,297	392,120,549	44,754,449	1992-2020	6/25/2010-11/9/2020	25-35
Book Stores	1	—	998,250	3,696,707	129,751	79	998,250	3,826,537	4,824,787	3,590,046	1996	3/11/1997	25
Child care	278	—	98,644,904	221,368,767	5,240,741	901,323	98,644,904	227,510,831	326,155,735	109,437,582	1958-2018	12/22/1981-10/30/2020	4-25
Consumer electronics	12	—	22,731,086	28,326,134	939,944	51,616	22,731,086	29,317,694	52,048,780	12,093,963	1992-2003	6/9/1997-12/7/2020	23-25
Consumer goods	4	—	7,663,458	124,173,738	894,295	—	7,663,458	125,068,033	132,731,491	26,065,011	1987-2011	1/22/2013-9/22/2015	34-35
Convenience stores	1,255	—	1,067,078,213	1,402,601,795	(598,228)	145,384	1,067,078,213	1,402,148,951	2,469,227,164	368,222,563	1949-2020	3/3/1995-10/30/2020	5-25
Crafts and novelties	29	—	53,819,025	124,854,660	995,404	440,482	53,819,025	126,290,546	180,109,571	18,551,249	1974-2020	11/26/1996-9/29/2020	22-34
Diversified industrial	8	9,790,000	12,501,884	140,181,089	139,970	—	12,501,884	140,321,059	152,822,943	21,274,393	1987-2015	9/19/2012-10/30/2020	25-35
Dollar stores	1,337	11,127,000	436,860,261	1,283,734,718	1,749,982	8,879	436,860,261	1,285,493,579	1,722,353,840	302,143,582	1935-2020	2/3/1998-11/6/2020	21-25
Drug stores	384	123,224,723	575,380,313	1,331,712,483	3,288,007	100,379	575,380,313	1,335,100,869	1,910,481,182	355,374,686	1965-2015	9/30/1998-12/16/2019	9-35
Education	13	—	5,689,836	19,699,816	389,722	130,135	5,689,836	20,219,673	25,909,509	16,215,093	1980-2000	12/19/1984-6/28/2006	12-25
Electric utilities	1	—	1,450,000	9,209,989	—	—	1,450,000	9,209,989	10,659,989	1,941,726	1983	8/30/2013	35
Entertainment	10	—	28,373,479	10,617,464	515,457	—	28,373,479	11,132,921	39,506,400	6,634,393	1989-1999	3/26/1998-9/11/2014	24-25
Equipment services	6	—	3,889,283	38,989,570	650,489	140	3,889,283	39,640,199	43,529,482	11,916,443	2000-2014	7/3/2003-12/2/2019	25-35
Financial services	238	—	115,289,112	351,027,648	(4,403,463)	101,099	115,289,112	346,725,284	462,014,396	87,506,735	1807-2015	3/10/1987-6/29/2018	15-35
Food processing	6	28,533,002	13,025,055	151,759,842	210,468	—	13,025,055	151,970,310	164,995,365	25,524,794	1988-2019	4/1/2011-9/27/2019	25-35
General merchandise	122	—	199,207,356	619,215,984	(6,200,698)	557,868	199,207,356	613,573,154	812,780,510	81,974,326	1954-2020	8/6/1987-12/23/2020	15-35
Government services	16	—	8,093,555	121,520,749	3,517,744	—	8,093,555	125,038,493	133,132,048	29,653,734	1983-2011	9/17/2009-1/22/2013	25-35
Grocery stores	132	38,621,000	276,250,552	783,434,945	1,821,243	325,183	276,250,552	785,581,371	1,061,831,923	154,197,849	1948-2020	5/26/1988-12/22/2020	20-35
Health and beauty	2	—	2,475,474	43,935,914	—	—	2,475,474	43,935,914	46,411,388	3,256,609	2005-2017	11/1/2006-4/13/2018	25-35
Health and fitness	103	—	251,062,948	1,054,810,217	7,735,262	172,145	251,062,948	1,062,717,624	1,313,780,572	262,990,060	1940-2019	5/31/1995-3/19/2020	23-25
Health care	66	—	51,510,133	298,522,788	4,046,245	1,285,766	51,510,133	303,854,799	355,364,932	66,121,271	1930-2018	9/9/1991-12/2/2019	16-35
Home furnishings	64	9,700,000	31,810,693	109,453,697	2,365,455	127,944	31,810,693	111,947,096	143,757,789	34,126,430	1968-2015	1/24/1984-1/13/2020	15-35
Home improvement	83	6,095,360	224,674,137	465,949,401	2,472,665	75,210	224,674,137	468,497,276	693,171,413	84,948,975	1950-2015	12/22/1986-11/23/2020	23-35
Insurance	1	—	634,343	6,331,030	—	—	634,343	6,331,030	6,965,373	2,120,895	2012	8/28/2012	25
Jewelry	4	—	—	8,268,989	—	—	—	8,268,989	8,268,989	2,632,294	2006-2008	1/22/2013	25
Machinery	1	—	1,630,917	12,938,430	—	—	1,630,917	12,938,430	14,569,347	4,377,502	2010	7/31/2012	25
Motor vehicle dealerships	28	—	115,897,045	143,335,317	—	231	115,897,045	143,335,548	259,232,593	56,030,088	1975-2017	5/13/2004-3/29/2019	25
Office supplies	7	—	8,281,041	13,776,478	875,115	349,599	8,281,041	15,001,192	23,282,233	12,683,737	1995-2014	1/29/1997-12/2/2019	23-25
Other manufacturing	7	23,664,607	8,893,136	78,526,394	1,676,794	239,723	8,893,136	80,442,911	89,336,047	14,216,221	1989-2016	1/22/2013-12/21/2016	34-35
Packaging	10	1,809,877	20,323,553	163,114,123	2,480,121	—	20,323,553	165,594,244	185,917,797	33,290,751	1965-2016	6/3/2011-12/20/2017	25-35

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2020

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (Notes 3, 4 and 6)
Description	Number of Properties (Note 1)	Encumbrances (Note 2)	Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 5)	Date of Construction	Date Acquired	Life on which depreciation in latest Income Statement is Computed (in Years)

Paper	2	—	2,462,414	11,934,685	44,760	—	2,462,414	11,979,445	14,441,859	3,834,776	2002-2006	5/2/2011-12/21/2012	25-35
Pet supplies and services	43	2,509,000	26,418,753	114,773,425	5,541,147	243,582	26,418,753	120,558,154	146,976,907	25,506,704	1950-2019	12/22/1981-11/24/2020	11-35
Restaurants - casual dining	263	—	225,489,972	416,077,090	(1,386,447)	1,936,522	225,489,972	416,627,165	642,117,137	126,891,240	1965-2018	5/16/1984-12/2/2019	10-40
Restaurants - quick service	907	—	434,309,094	806,191,905	865,353	212,582	434,309,094	807,269,840	1,241,578,934	178,660,444	1968-2019	12/9/1976-10/12/2020	11-26
Shoe stores	3	—	6,251,472	35,793,479	214,466	214,706	6,251,472	36,222,651	42,474,123	10,836,836	1996-2008	3/26/1998-1/22/2013	23-35
Sporting goods	20	—	34,594,645	101,810,538	997,950	178,206	34,594,645	102,986,694	137,581,339	29,388,411	1950-2016	10/17/2001-12/2/2019	19-25
Telecommunications	7	—	9,269,789	68,360,132	1,484,421	21,884	9,269,789	69,866,437	79,136,226	20,270,489	1990-2016	6/26/1998-12/10/2015	22-35
Theaters	78	—	227,724,561	742,442,923	8,987,908	270	227,724,561	751,431,101	979,155,662	212,038,075	1930-2014	7/27/2000-8/13/2019	21-25
Transportation services	44	—	102,948,288	800,700,134	3,051,181	401,593	102,948,288	804,152,908	907,101,196	177,461,019	1967-2016	4/1/2003-9/6/2016	25-35
Wholesale clubs	33	17,820,000	191,190,334	328,001,563	(3,889,900)	—	191,190,334	324,111,663	515,301,997	107,718,055	1985-2015	9/30/2011-9/25/2020	25
Other	6	—	7,254,447	24,355,185	887,023	18,796	7,254,447	25,261,004	32,515,451	6,351,227	1982-1997	5/29/1984-9/13/2013	23-35

U.K.
Grocery stores	31	—	568,612,041	586,831,469	—	—	568,612,041	586,831,469	1,155,443,510	23,683,408	1975-2020	5/23/2019-12/24/2020	25-167
Health care	2	—	8,902,803	17,341,109	—	—	8,902,803	17,341,109	26,243,912	447,303	2000	3/23/2020	63-71
Home improvement	8	—	101,275,951	86,969,771	—	—	101,275,951	86,969,771	188,245,722	956,356	1986-2006	7/31/2020-12/2/2020	25
Theaters	1	—	1,561,502	—	—	—	1,561,502	—	1,561,502	—	2011	12/18/2019	N/A
	6,593	299,631,054	6,331,886,427	14,647,754,645	59,170,409	9,522,579	6,331,886,427	14,716,447,633	21,048,334,060	3,563,177,697

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.
Realty Income Corporation owns 6,503 single-client properties in the United States and Puerto Rico, our corporate headquarters property in San Diego, California and 39 single-client properties in the United Kingdom. Crest Net Lease, Inc. owns 13 single-client properties in the United States.

	Realty Income Corporation also owns 34 multi-client properties located in the United States and owns three multi-client properties located in the United Kingdom.

Note 2.	Includes mortgages payable secured by 68 properties, but excludes unamortized net debt premiums of $1.7 million.

Note 3.	The aggregate cost for federal income tax purposes for Realty Income Corporation is $22,741,595,516 and for Crest Net Lease, Inc. is $92,643,698.

Note 4.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2020	2019	2018

	Balance at Beginning of Period	19,637,626,852	16,566,601,986	15,027,043,415

	Additions During Period:
	Acquisitions	2,163,707,260	3,644,884,106	1,802,745,841
	Less amounts allocated to acquired lease intangible assets and liabilities on our Consolidated Balance Sheets	(382,849,836)	(401,318,627)	(89,474,897)
	Improvements, Etc.	6,194,424	17,447,145	23,043,158
	Other (Leasing Costs and Building Adjustments as a result of net debt premiums) (1)	22,489,716	2,740,797	2,839,574

	Total Additions	1,809,541,564	3,263,753,421	1,739,153,676

	Deductions During Period:
	Cost of Real Estate sold	253,505,789	129,736,613	165,023,825
	Cost of Equipment sold	24,799	11,200	15,650
	Releasing costs	258,513	673,647	232,089
	Other (including Provisions for Impairment) (2)	195,003,525	87,951,488	34,323,541

	Total Deductions	448,792,626	218,372,948	199,595,105

	Foreign Currency Translation	49,958,270	25,644,393	—

	Balance at Close of Period	21,048,334,060	19,637,626,852	16,566,601,986

	(1) Includes reclassification of $22.5 million right of use assets under finance leases in 2020.

(2) Includes provision for impairment and, for the year ended 2019, a reclassification of $36.9 million of right of use assets under finance leases in accordance with the adoption of ASC 842, Leases, on January 1, 2019.

Note 5.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	3,140,854,604	2,723,085,290	2,350,544,126

	Additions During Period - Provision for Depreciation	531,908,615	481,498,979	432,482,396

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold or disposed of	110,914,744	64,053,838	59,941,232

	Foreign Currency Translation	1,329,222	324,174	—

	Balance at Close of Period	3,563,177,697	3,140,854,604	2,723,085,290

Note 6.	In 2020, provisions for impairment were recorded on ninety-nine Realty Income properties.
	In 2019, provisions for impairment were recorded on fifty-one Realty Income properties.
	In 2018, provisions for impairment were recorded on forty-four Realty Income properties.

	See report of independent registered public accounting firm.