Form 10-Q
period 2021-03-31
REALTY INCOME CORP
filed 2021-05-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 373,514,747 shares of common stock outstanding as of April 29, 2021.

REALTY INCOME CORPORATION
Index to Form 10-Q
March 31, 2021

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$6,672,885	$6,318,926
Buildings and improvements	15,171,070	14,696,712
Total real estate held for investment, at cost	21,843,955	21,015,638
Less accumulated depreciation and amortization	(3,668,269)	(3,549,486)
Real estate held for investment, net	18,175,686	17,466,152
Real estate and lease intangibles held for sale, net	22,500	19,004
Cash and cash equivalents	183,984	824,476
Accounts receivable, net	307,017	285,701
Lease intangible assets, net	1,820,146	1,710,655
Other assets, net	470,237	434,297
Total assets	$20,979,570	$20,740,285

LIABILITIES AND EQUITY
Distributions payable	$88,662	$85,691
Accounts payable and accrued expenses	200,168	241,336
Lease intangible liabilities, net	313,907	321,198
Other liabilities	277,325	256,863
Line of credit payable and commercial paper	675,000	—
Term loan, net	249,407	249,358
Mortgages payable, net	282,037	300,360
Notes payable, net	7,326,051	8,267,749
Total liabilities	9,412,557	9,722,555
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 373,509,822 and 361,303,445 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	15,371,016	14,700,050
Distributions in excess of net income	(3,827,660)	(3,659,933)
Accumulated other comprehensive loss	(8,484)	(54,634)
Total stockholders’ equity	11,534,872	10,985,483
Noncontrolling interests	32,141	32,247
Total equity	11,567,013	11,017,730
Total liabilities and equity	$20,979,570	$20,740,285
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended March 31,
	2021	2020
REVENUE
Rental (including reimbursable)	$439,365	$412,157
Other	3,439	2,184
Total revenue	442,804	414,341

EXPENSES
Depreciation and amortization	177,985	164,585
Interest	73,075	75,925
Property (including reimbursable)	28,499	25,606
General and administrative	20,796	20,964
Income taxes	6,225	2,763
Provisions for impairment	2,720	4,478
Total expenses	309,300	294,321
Gain on sales of real estate	8,401	38,506
Foreign currency and derivative gains (losses), net	804	(1,564)
Loss on extinguishment of debt	(46,473)	(9,819)
Net income	96,236	147,143
Net income attributable to noncontrolling interests	(296)	(316)
Net income available to common stockholders	$95,940	$146,827

Amounts available to common stockholders per common share:
Net Income:
Basic and diluted	$0.26	$0.44

Weighted average common shares outstanding:
Basic	371,522,607	336,624,567
Diluted	371,601,901	336,976,515

Other comprehensive income:
Net income available to common stockholders	$95,940	$146,827
Foreign currency translation adjustment	(259)	392
Unrealized gain (loss) on derivatives, net	46,409	(25,862)
Comprehensive income available to common stockholders	$142,090	$121,357
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)

Three Months Ended March 31, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net Income	—	—	146,827	—	146,827	316	147,143
Other comprehensive loss	—	—	—	(25,470)	(25,470)	—	(25,470)
Distributions paid and payable	—	—	(238,004)	—	(238,004)	(394)	(238,398)
Share issuances, net of costs	9,724,500	730,776	—	—	730,776	—	730,776
Share-based compensation, net	58,424	(570)	—	—	(570)	—	(570)
Balance, March 31, 2020	343,402,030	$13,604,055	$(3,173,468)	$(42,572)	$10,388,015	$29,624	$10,417,639

Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	95,940	—	95,940	296	96,236
Other comprehensive income	—	—	—	46,150	46,150	—	46,150
Distributions paid and payable	—	—	(263,667)	—	(263,667)	(402)	(264,069)
Share issuances, net of costs	12,118,394	672,221	—	—	672,221	—	672,221
Share-based compensation, net	87,983	(1,255)	—	—	(1,255)	—	(1,255)
Balance, March 31, 2021	373,509,822	$15,371,016	$(3,827,660)	$(8,484)	$11,534,872	$32,141	$11,567,013
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,236	$147,143
Adjustments to net income:
Depreciation and amortization	177,985	164,585
Amortization of share-based compensation	3,697	5,518
Non-cash revenue adjustments	(1,163)	(1,352)
Loss on extinguishment of debt	46,473	9,819
Amortization of net premiums on mortgages payable	(280)	(354)
Amortization of deferred financing costs	2,654	2,581
Loss on interest rate swaps	722	686
Foreign currency and derivative (gains) losses, net	(804)	1,564
Gain on sales of real estate	(8,401)	(38,506)
Provisions for impairment on real estate	2,720	4,478
Change in assets and liabilities
Accounts receivable and other assets	(21,367)	3,005
Accounts payable, accrued expenses and other liabilities	(32,019)	(33,951)
Net cash provided by operating activities	266,453	265,216
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(1,026,690)	(473,245)
Improvements to real estate, including leasing costs	(1,741)	(3,658)
Proceeds from sales of real estate	34,705	126,233
Insurance and other proceeds received	—	539
Non-refundable escrow deposits	—	(1,280)
Net cash used in investing activities	(993,726)	(351,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(260,697)	(233,824)
Borrowings on line of credit and commercial paper program	1,413,694	846,532
Payments on line of credit and commercial paper program	(735,489)	(921,859)
Principal payment on notes payable	(950,000)	(250,000)
Principal payments on mortgages payable	(18,110)	(1,673)
Payments upon extinguishment of debt	(47,235)	(9,445)
Proceeds from common stock offerings, net	669,590	728,883
Proceeds from dividend reinvestment and stock purchase plan	2,654	2,366
Distributions to noncontrolling interests	(402)	(394)
Net receipts on derivative settlements	845	1,251
Other items, including shares withheld upon vesting	(4,974)	(6,561)
Net cash provided by financing activities	69,876	155,276
Effect of exchange rate changes on cash and cash equivalents	48	(2,929)
Net (decrease) increase in cash, cash equivalents and restricted cash	(657,349)	66,152
Cash, cash equivalents and restricted cash, beginning of period	850,679	71,005
Cash, cash equivalents and restricted cash, end of period	$193,330	$137,157
For supplemental disclosures, see note 17.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
1.Basis of Presentation
The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. Unless otherwise indicated, all dollar amounts are expressed in United States (U.S.) dollars.
At March 31, 2021 we owned 6,662 properties, located in all U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of approximately 114.2 million leasable square feet.
2.Summary of Significant Accounting Policies and Procedures
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income and other subsidiaries for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions. We consolidate entities that we control and record a noncontrolling interest for the portion that we do not own. Noncontrolling interest that was created or assumed as part of a business combination or asset acquisition was recognized at fair value as of the date of the transaction (see note 10). We have no unconsolidated investments.
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
Lease Revenue Recognition and Accounts Receivable. The COVID-19 pandemic and the measures taken to limit its spread are negatively impacting the economy across many industries, including the industries in which some of our clients operate. These impacts may continue as the duration and severity of the pandemic increases. As a result, we have closely monitored the collectability of our accounts receivable and continue to evaluate the potential impacts of the COVID-19 pandemic and the measures taken to limit its spread on our business and industry segments as the situation continues to evolve and more information becomes available.

We must continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842, Leases. If a company concludes collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable.

The majority of concessions granted to our clients during 2020 and the three months ended March 31, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions to be similar. In accordance with the guidance provided by the Financial Accounting Standards Board (FASB) staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for the three months ended March 31, 2021. Similarly, rent abatements granted, which are also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for the three months ended March 31, 2021. As our rent collections were unaffected by the COVID-19 pandemic for the three months ended March 31, 2020, there was no impact for that period.

Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended March 31,
	2021	2020
Rental revenue reserves	$8.3	$1.1
Straight-line rent reserves	0.5	0.7
Total rental revenue reserves	$8.8	$1.8

As of March 31, 2021, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.

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
3.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	March 31, 2021	December 31, 2020
	Straight-line rent receivables, net	$184,743	$174,074
	Client receivables, net	122,274	111,627
		$307,017	$285,701

B.	Lease intangible assets, net, consist of the following at:	March 31, 2021	December 31, 2020
	In-place leases	$1,812,057	$1,840,704
	Accumulated amortization of in-place leases	(661,506)	(744,375)
	Above-market leases	918,807	866,567
	Accumulated amortization of above-market leases	(249,212)	(252,241)
		$1,820,146	$1,710,655

C.	Other assets, net, consist of the following at:	March 31, 2021	December 31, 2020
	Financing receivables	$148,258	$131,291
	Right of use asset - financing leases	117,063	118,585
	Right of use asset - operating leases, net	109,341	112,049
	Derivative assets and receivables - at fair value	33,750	10
	Prepaid expenses	18,100	11,795
	Goodwill	14,114	14,180
	Corporate assets, net	8,314	8,598
	Restricted escrow deposits	7,776	21,220
	Credit facility origination costs, net	6,849	7,705
	Non-refundable escrow deposits	2,623	1,000
	Impounds related to mortgages payable	1,570	4,983
	Value-added tax receivable	220	1,130
	Other items	2,259	1,751
		$470,237	$434,297

D.	Accounts payable and accrued expenses consist of the following at:	March 31, 2021	December 31, 2020
	Derivative liabilities and payables - at fair value	$67,131	$73,356
	Notes payable - interest payable	58,467	83,219
	Property taxes payable	20,054	23,413
	Accrued costs on properties under development	13,151	12,685
	Accrued income taxes	7,122	5,182
	Value-added tax payable	5,514	8,077
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,027	1,044
	Other items	27,702	34,360
		$200,168	$241,336

E.	Lease intangible liabilities, net, consist of the following at:	March 31, 2021	December 31, 2020
	Below-market leases	$452,602	$460,895
	Accumulated amortization of below-market leases	(138,695)	(139,697)
		$313,907	$321,198

F.	Other liabilities consist of the following at:	March 31, 2021	December 31, 2020
	Rent received in advance and other deferred revenue	$153,183	$130,231
	Lease liability - operating leases, net	111,953	114,559
	Lease liability - financing leases	6,333	6,256
	Security deposits	5,856	5,817
		$277,325	$256,863

4. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Three Months ended March 31, 2021 and 2020
Below is a summary of our acquisitions for the three months ended March 31, 2021:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended March 31, 2021 (1)
Acquisitions - U.S. (in 25 states)	77	2,298,606	$566,909	13.5	5.6%
Acquisitions - U.K. (2)	12	932,967	402,962	10.6	4.9%
Total acquisitions	89	3,231,573	$969,871	12.4	5.3%
Properties under development - U.S.	21	1,597,165	57,931	15.5	5.6%
Total (3)	110	4,828,738	$1,027,802	12.6	5.3%

(1)None of our investments during the three months ended March 31, 2021 caused any one client to be 10% or more of our total assets at March 31, 2021. All of our investments in acquired properties during the three months ended March 31, 2021 are 100% leased at the acquisition date.
(2)Represents investments of £290.2 million Sterling during the three months ended March 31, 2021, converted at the applicable exchange rate on the date of acquisition.
(3)Our clients occupying the new properties operate in 23 industries, and are 65.1% retail and 34.9% industrial, based on rental revenue. Approximately 39% of the rental revenue generated from acquisitions during the three months ended March 31, 2021 is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the three months ended March 31, 2021, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Three months ended March 31, 2021	(USD)	(£ Sterling)
Land (1)	$205.1	£120.2
Buildings and improvements	297.5	132.1
Lease intangible assets (2)	95.3	38.8
Other assets (3)	17.3	—
Lease intangible liabilities (4)	(1.7)	(0.9)
Other liabilities (5)	(21.5)	—
	$592.0	£290.2
(1) U.K. land includes £570,000 of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 16.4 years.
(3) U.S. other assets consists entirely of financing receivables with above-market terms. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 11.8 years.
(5) U.S. other liabilities consists entirely of deferred rent on certain below-market leases.
The properties acquired during the three months ended March 31, 2021 generated total revenues of $5.1 million and net income of $2.0 million during the three months ended March 31, 2021.
Below is a summary of our acquisitions for the three months ended March 31, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Three months ended March 31, 2020 (1)
Acquisitions - U.S. (in 22 states)	54	1,423,690	$318,300	14.8	6.5%
Acquisitions - U.K. (2)	4	389,680	165,573	12.5	5.1%
Total acquisitions	58	1,813,370	$483,873	14.2	6.0%
Properties under development - U.S.	7	177,545	2,142	10.6	7.5%
Total (3)	65	1,990,915	$486,015	14.1	6.0%
(1)None of our investments during the three months ended March 31, 2020 caused any one client to be 10% or more of our total assets at March 31, 2020. All of our investments in acquired properties during the three months ended March 31, 2020 were 100% leased at the acquisition date.
(2)Represents investments of £133.3 million Sterling during the three months ended March 31, 2020, converted at the applicable exchange rate on the date of the acquisition.
(3) Our clients occupying the new properties operated in 17 industries, and are 95.4% retail and 4.6% industrial, based on rental revenue. Approximately 36% of the rental revenue generated from acquisitions during the three months ended March 31, 2020 was from investment grade rated clients, their subsidiaries or affiliated companies.

The acquisitions during the three months ended March 31, 2020, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Three months ended March 31, 2020	(USD)	(£ Sterling)
Land (1)	$62.1	£21.2
Buildings and improvements	222.8	48.3
Lease intangible assets (2)	36.0	29.8
Other assets (3)	1.5	34.0
Lease intangible liabilities (4)	(1.7)	—
Other liabilities (5)	(0.9)	—
	$319.8	£133.3
(1) U.K. land includes £6.5 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 12.4 years.
(3) U.S. other assets consists of $810,000 of financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 14.8 years.
(5) U.S. other liabilities consists entirely of lease liabilities under ground leases.
The properties acquired during the three months ended March 31, 2020 generated total revenues of $3.9 million and net income of $1.2 million during the three months ended March 31, 2020.
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

B.    Investments in Existing Properties
During the three months ended March 31, 2021, we capitalized costs of $1.5 million on existing properties in our portfolio, consisting of $706,000 for re-leasing costs, $23,000 for recurring capital expenditures, and $769,000 for non-recurring building improvements. In comparison, during the three months ended March 31, 2020, we capitalized costs of $2.1 million on existing properties in our portfolio, consisting of $138,000 for re-leasing costs, and $2.0 million for non-recurring building improvements.

C.    Properties with Existing Leases
Of the $1.0 billion we invested during the three months ended March 31, 2021, approximately $856.8 million was used to acquire 68 properties with existing leases. In comparison, of the $486.0 million we invested during the three months ended March 31, 2020, approximately $363.0 million was used to acquire 39 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the three months ended March 31, 2021 and 2020 were $35.8 million and $32.6 million, respectively.

The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the three months ended March 31, 2021 and 2020 were $12.4 million and $8.2 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at March 31, 2021 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2021	$(27,863)	$108,990
2022	(35,809)	134,681
2023	(34,204)	122,422
2024	(32,622)	113,625
2025	(32,068)	104,241
Thereafter	(193,122)	566,592
Totals	$(355,688)	$1,150,551
5.Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of March 31, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2021, credit facility origination costs of $6.8 million are included in other assets, net, as compared to $7.7 million at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At March 31, 2021 and December 31, 2020, we had a borrowing capacity of $3.0 billion available on our revolving credit facility (subject to customary conditions to borrowing) and no outstanding balance.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 0.8% during the three months ended March 31, 2021 and 2.1% during the three months ended March 31, 2020. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at March 31, 2021, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper will rank on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility and our term loan facility and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings will be used for general corporate purposes. As of March 31, 2021, the balance of borrowings outstanding under our commercial paper program was $675.0 million, as compared to no outstanding commercial paper borrowings at December 31, 2020. The weighted average interest rate on outstanding borrowings under our commercial paper program for the three months ended March 31, 2021 was 0.3%. As of March 31, 2021, the weighted average interest rate on borrowings outstanding under our commercial paper program was 0.2%. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program. The commercial paper borrowings outstanding at March 31, 2021 totaled $675.0 million and mature as follows; $50.0 million on April 9, 2021, $240.0 million on April 23, 2021 and $385.0 million on May 12, 2021.
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

At March 31, 2021, deferred financing costs of $593,000 are included net of the term loan principal balance, as compared to $642,000 at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of the term loan.
7.Mortgages Payable
During the three months ended March 31, 2021, we made $18.1 million in principal payments, including the repayment of three mortgages in full for $17.2 million. During the three months ended March 31, 2020, we made $1.7 million in principal payments. No mortgages were assumed during the three months ended March 31, 2021 or 2020. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions for items such as solvency, bankruptcy, misrepresentation, fraud, misapplication of payments, environmental liabilities, failure to pay taxes, insurance premiums, liens on the property, violations of the single purpose entity requirements, and uninsured losses.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At March 31, 2021, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $907,000 at March 31, 2021 and $973,000 at December 31, 2020. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of March 31, 2021 and December 31, 2020, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
3/31/2021	64	4.8%	4.6%	2.8	$281,521	$516	$282,037
12/31/2020	68	4.9%	4.6%	2.9	$299,631	$729	$300,360
(1)At March 31, 2021, there were 15 mortgages on 64 properties. At December 31, 2020, there were 18 mortgages on 68 properties. The mortgages require monthly payments with principal payments due at maturity. At March 31, 2021 and December 31, 2020, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.8% to 6.9% at each of March 31, 2021 and December 31, 2020.
(3) Effective interest rates ranged from 4.0% to 5.5% at each of March 31, 2021 and December 31, 2020.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $1.4 million and deferred financing costs of $907,000, as of March 31, 2021 (dollars in millions):

Year of Maturity	Principal
2021	$26.1
2022	111.8
2023	20.6
2024	112.2
2025	0.7
Thereafter	10.1
Totals	$281.5

8.Notes Payable
A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	March 31, 2021	December 31, 2020
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	$—	$950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
0.750% notes, issued December 2020 and due in March 2026	325	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
1.625% notes, issued in October 2020 and due December 2030 (2)	551	547
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950	950
1.800% notes, issued in December 2020 and due in March 2033	400	400
2.730% notes, issued in May 2019 and due in May 2034 (2)	434	431
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	7,360	8,303
Unamortized net original issuance premiums and deferred financing costs	(34)	(35)
	$7,326	$8,268
(1)In January 2021, we completed the early redemption of all $950.0 million in principal amount.
(2)Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million and £315.0 million, respectively, converted at the applicable exchange rates on March 31, 2021, and December 31, 2020, respectively.
The following table summarizes the maturity of our notes and bonds payable as of March 31, 2021, excluding net unamortized original issuance premiums of $11.8 million and deferred financing costs of $45.7 million (dollars in millions):

Year of Maturity	Principal
2023	$750
2024	350
2025	500
Thereafter	5,760
Totals	$7,360
As of March 31, 2021, the weighted average interest rate on our notes and bonds payable was 3.4% and the weighted average remaining years until maturity was 8.7 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2021. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020 where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt on our consolidated statement of income for the three months ended March 31, 2021.

In January 2020, we redeemed all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income for the three months ended March 31, 2020.
9.Issuances of Common Stock
A.    Issuance of Common Stock in an Underwritten Public Offering
In January 2021, we issued 12,075,000 shares of common stock in an underwritten public offering, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $19.3 million, the net proceeds of $669.6 million were used to fund property acquisitions and for general corporate purposes and working capital.

In March 2020, we issued 9,690,500 shares of common stock in an underwritten public offering, including 690,500 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $21.2 million, the net proceeds of $728.9 million were used to repay borrowings under our credit facility, to fund investment opportunities, and for other general corporate purposes.
B.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At March 31, 2021, we had 15,678,031 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder. We did not issue any shares under the ATM program during the three months ended March 31, 2021 or 2020.
C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At March 31, 2021, we had 11,459,985 shares remaining for future issuance under our DRSPP program.

The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended March 31,
	2021	2020
Shares of common stock issued under the DRSPP program	43,394	34,000
Gross proceeds	$2.7	$2.4
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the three months ended March 31, 2021 or 2020.
10.    Noncontrolling Interests
There are three entities with noncontrolling interests that we consolidate including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019 and a development joint venture acquired in 2020. The following table represents the change in the carrying value of all noncontrolling interests through March 31, 2021 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2020	$24,100	$8,147	$32,247
Distributions	(326)	(76)	(402)
Allocation of net income	252	43	296
Carrying value at March 31, 2021	$24,026	$8,114	$32,141
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, Realty Income, L.P., the joint venture acquired during 2019 and the development joint venture acquired in 2020 were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Net real estate	$635,261	$635,963
Total assets	720,646	723,668
Total liabilities	51,896	47,962
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
We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, escrow deposits, loans receivable, line of credit payable and commercial paper borrowings, term loan and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for our mortgages payable assumed in connection with acquisitions and our senior notes and bonds payable, which are disclosed as follows (dollars in millions):

March 31, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$281.5	$292.7
Notes and bonds payable (2)	7,360.0	7,896.2

December 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.6	$309.4
Notes and bonds payable (2)	8,302.4	9,324.0
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $1.4 million at March 31, 2021, and $1.7 million at December 31, 2020. Also excludes deferred financing costs of $907,000 at March 31, 2021 and $973,000 at December 31, 2020.
(2)Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was approximately $11.8 million at March 31, 2021, and $14.6 million at December 31, 2020. Also excludes deferred financing costs of $45.7 million at March 31, 2021 and $49.2 million at December 31, 2020.
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

During March 2021, we entered into a currency exchange swap to exchange £810.0 million for $1.11 billion, which matured in April 2021. The currency exchange swap was entered into to hedge our exposure to foreign currency risk associated with Sterling-denominated liabilities. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income. The net loss from derivatives not designated in hedging relationships for the three months ended March 31, 2021 totaled $5.7 million. We did not enter into or settle any currency exchange swaps during the three months ended March 31, 2020.
The following table summarizes the terms and fair values of our derivative financial instruments at March 31, 2021 and December 31, 2020 (dollars in millions):

Derivative Type (1)	Accounting Classification	Hedge Designation	Notional Amount		Strike	Effective Date	Maturity Date	Fair Value - asset (liability)
			March 31,	December 31,				March 31,	December 31,
			2021	2020				2021	2020
Interest rate swap	Derivative	Cash flow	250.0	250.0	3.04%	10/24/2018	03/24/2024	(19.4)	(22.6)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(3)	05/20/2019	05/22/2034	(6.0)	(5.2)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(4)	05/20/2019	05/22/2034	(6.1)	(5.1)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(5)	05/20/2019	05/22/2034	(6.3)	(5.4)
Cross-currency swap (2)	Derivative	Cash flow	41.6	41.6	(6)	05/20/2019	05/22/2034	(6.6)	(5.7)
Currency exchange swap (2)	Derivative	N/A	—	625.0	(7)	12/23/2020	01/29/2021	—	(8.2)
Currency exchange swap (2)	Derivative	N/A	1,112.1	—	(8)	03/25/2021	04/29/2021	(3.7)	—
Forward-starting swap	Derivative	Cash flow	75.0	75.0	2.02%	(9)	06/30/2033	2.0	(5.0)
Forward-starting swap	Derivative	Cash flow	75.0	75.0	1.94%	(9)	11/30/2032	1.7	(5.2)
Forward-starting swap	Derivative	Cash flow	25.0	25.0	1.67%	(9)	11/30/2032	1.2	(1.1)
Forward-starting swap	Derivative	Cash flow	125.0	125.0	1.75%	(9)	06/30/2033	6.4	(5.2)
Forward-starting swap	Hybrid debt	Cash flow	125.0	125.0	1.88%	(9)	11/30/2032	2.3	(7.9)
Forward-starting swap	Hybrid debt	Cash flow	75.0	75.0	2.00%	(9)	06/30/2033	1.3	(4.9)
			$2,028.5	$1,541.4				$(33.2)	$(81.5)
(1)There have been no changes to hedging arrangements in-place at December 31, 2020. All hedges remained effective through March 31, 2021. For full discussion of the hedging arrangements, please refer to note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
(2)Represents British Pound Sterling, or GBP, United States Dollar, or USD, currency instrument.
(3)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.800%.
(4)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.803%.
(5)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.745%.
(6)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD fixed rate at 9.755%.
(7) Forward GBP-USD exchange rate of 1.35.
(8) Forward GBP-USD exchange rate of 1.37.
(9) There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement. For full discussion of the hedging arrangements for these six forward starting swaps, please refer to Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in accumulated other comprehensive income, or AOCI, are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three months ended March 31, 2021, we reclassified $2.5 million from AOCI as an increase to interest expense and a $1.2 million loss for cross-currency swaps into foreign exchange gains. During the three months ended March 31, 2020, we reclassified $1.6 million from AOCI as an increase to interest expense for our interest rate swaps and $11.4 million in cross-currency swap losses into foreign currency and derivative gains, net.
We expect to reclassify $10.2 million from AOCI as an increase to interest expense relating to interest rate swaps and $908,000 from AOCI to foreign currency gain relating to cross-currency swaps within the next twelve months.
12.     Operating Leases
A. At March 31, 2021, we owned 6,662 properties in all U.S. states, Puerto Rico, and the U.K. Of the 6,662 properties, 6,621, or 99.4%, are single-client properties, and the remaining are multi-client properties. At March 31, 2021, 131 properties were available for lease or sale.

Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of our client's gross sales, or percentage rents, for the three months ended March 31, 2021 and 2020 was $1.0 million and $1.2 million, respectively.

B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the three months ended March 31, 2021 and 2020.
13.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2021	2020
Number of properties	27	17
Net sales proceeds	$34.7	$126.2
Gain on sales of real estate	$8.4	$38.5

14.    Provisions for Impairment
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

If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases. There were 29 properties classified as held for sale at March 31, 2021. If a property was previously reclassified as held for sale but the applicable criteria for this classification are no longer met, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2021	2020
Total provisions for impairment	$2.7	$4.5
Number of properties:
Classified as held for sale	7	—
Classified as held for investment	4	1
Sold	10	15
15.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the three months ended March 31, 2021 and 2020:

Month	2021	2020
January	$0.2345	$0.2275
February	0.2345	0.2325
March	0.2345	0.2325
Total	$0.7035	$0.6925
At March 31, 2021, a distribution of $0.235 per common share was payable and was paid in April 2021.

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
The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2021	2020
Weighted average shares used for the basic net income per share computation	371,522,607	336,624,567
Incremental shares from share-based compensation	79,294	351,948
Weighted average shares used for diluted net income per share computation	371,601,901	336,976,515
Unvested shares from share based compensation that were anti-dilutive	220,946	31,001
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	463,119
17.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $94.8 million in the three months ended March 31, 2021 and $84.1 million in the three months ended March 31, 2020.
Cash paid for income taxes was $3.4 million in the three months ended March 31, 2021 and $2.5 million in the three months ended March 31, 2020.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. During the three months ended March 31, 2021 and 2020, the fair value of net derivative liabilities decreased by $48.3 million and $16.4 million, respectively.
B. Non-refundable deposits from 2019 of $13.8 million were applied to acquisitions during the three months ended March 31, 2020.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents shown in the consolidated balance sheets	$183,984	$41,804
Restricted escrow deposits (1)	7,776	82,391
Impounds related to mortgages payable (1)	1,570	12,962
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$193,330	$137,157
(1)  Included within other assets, net on the consolidated balance sheets (see note 3). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

18.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our clients into 56 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require our clients to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure. Our investments in industries outside of the U.S. are managed as separate operating segments.
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective clients (dollars in thousands):

Assets, as of:	March 31, 2021	December 31, 2020
Segment net real estate:
Automotive service	$344,606	$328,340
Beverages	364,648	347,366
Child care	215,211	216,718
Convenience stores	2,206,298	2,101,005
Dollar stores	1,429,296	1,420,210
Drug stores	1,537,245	1,555,106
Financial services	370,908	374,508
General merchandise	783,771	730,806
Grocery stores - U.S.	891,794	907,634
Grocery stores - U.K.	1,277,721	1,131,760
Health and fitness	1,037,741	1,050,791
Home improvement - U.S.	661,124	608,222
Restaurants-casual dining	506,989	515,226
Restaurants-quick service - U.S.	1,065,871	1,062,918
Theaters - U.S.	759,516	767,117
Transportation services	784,493	729,640
Wholesale club	400,175	407,584
Other non-reportable segments	3,559,695	3,230,205
Total net real estate	18,197,102	17,485,156
Intangible assets:
Automotive service	57,485	55,018
Beverages	17,467	9,401
Child care	19,350	19,848
Convenience stores	118,475	121,151
Dollar stores	81,324	77,176
Drug stores	164,316	167,975
Financial services	13,922	14,611
General merchandise	119,686	108,646
Grocery stores - U.S.	176,727	181,764
Grocery stores - U.K.	305,624	282,211
Health and fitness	65,409	67,537
Home improvement - U.S.	103,351	97,228
Restaurants-casual dining	19,997	20,553
Restaurants-quick service - U.S.	46,210	47,517
Theaters - U.S.	27,460	28,292
Transportation services	59,989	53,902
Wholesale club	35,102	36,165
Other non-reportable segments	389,315	321,660
Other corporate assets	961,259	1,544,474
Total assets	$20,979,570	$20,740,285

	Three months ended March 31,
Revenue	2021	2020
Segment rental revenue:
Automotive service	$9,918	$8,670
Beverages	8,952	7,996
Child care	8,502	9,481
Convenience stores	50,128	46,733
Dollar stores	32,506	31,391
Drug stores	35,048	35,299
Financial services	7,718	7,543
General merchandise	15,234	11,316
Grocery stores - U.S.	19,681	19,509
Grocery stores - U.K.	20,858	10,405
Health and fitness	28,610	28,278
Home improvement - U.S.	13,038	11,309
Restaurants-casual dining	11,748	12,538
Restaurants-quick service - U.S.	23,465	23,308
Theaters - U.S.	19,656	24,567
Transportation services	16,432	16,187
Wholesale club	9,941	9,588
Other non-reportable segments and contractually obligated reimbursements by our clients	107,930	98,039
Rental (including reimbursable)	439,365	412,157
Other	3,439	2,184
Total revenue	$442,804	$414,341
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
In March 2021, our Board of Directors adopted the Realty Income 2021 Incentive Award Plan, or 2021 Plan. This 2021 Plan will replace the 2012 Plan, pending approval by stockholders at our May 2021 Annual Meeting.
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $3.7 million during the three months ended March 31, 2021 and $5.5 million during the three months ended March 31, 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO"). Upon the departure of our former CFO in the first quarter of 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.
A.    Restricted Stock
During the three months ended March 31, 2021, we granted 74,183 shares of common stock under the 2012 Plan. These restricted stock awards vest over a four-year service period.

As of March 31, 2021, the remaining unamortized share-based compensation expense related to restricted stock totaled $11.9 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the three months ended March 31, 2021, we granted 157,341 performance shares, as well as dividend equivalent rights, to our executive officers. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the three months ended March 31, 2021, we also granted 13,837 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of March 31, 2021, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $18.6 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
20.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
At March 31, 2021, we had commitments of $6.9 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of March 31, 2021, we had committed $90.1 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
21.    Subsequent Events
A.    Dividends
In April 2021, we declared a dividend of $0.235 per share to our common stockholders, which will be paid in May 2021.
B.    Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us will merge with and into VEREIT OP, with VEREIT OP as the surviving entity, and (ii) immediately thereafter, VEREIT will merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation. We refer to these transactions, collectively, as the Mergers.

Pursuant to the terms of the Merger Agreement, upon the consummation of the Mergers, (i) each outstanding share of VEREIT common stock, and each outstanding common unit of VEREIT OP owned by a partner other than VEREIT, will automatically be converted into 0.705 of a newly issued share of our common stock, (ii) each outstanding Series F preferred unit of VEREIT OP owned by a partner other than VEREIT shall be converted into the right to receive $25.00, plus the accumulated and unpaid distributions described in Merger Agreement, in each case, subject to certain adjustments, and (iii) each outstanding partnership unit of VEREIT OP owned by VEREIT will remain outstanding as a partnership unit in the surviving entity of VEREIT OP. Immediately prior to the Mergers, VEREIT will issue a redemption notice to redeem each share of issued and outstanding VEREIT Series F preferred stock at its redemption price in accordance with its terms.

In connection with the Mergers, we and VEREIT intend to contribute some or all of our office real properties to a newly formed, wholly owned subsidiary, which we refer to as OfficeCo, and, following the Mergers, distribute the outstanding voting shares of common stock in OfficeCo to our combined shareholders on a pro rata basis, which we refer to as the Spin-Off. Following the consummation of the Spin-Off, we and VEREIT intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, we and VEREIT may also seek to sell some or all of the OfficeCo business in connection with the closing of the Mergers.

The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for VEREIT and us, in each case, as more fully described in the Merger Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including receipt of the approval by our stockholders and the stockholders of VEREIT. In addition, we will not be obligated to consummate the Mergers before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Mergers. If this condition is not satisfied or waived by us by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Mergers, regardless of whether the Spin-Off is ready to be consummated.

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
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, or the economy generally; and
•The structure, timing and completion of the announced mergers between us and VEREIT, Inc. (the "Merger"s).
Future events and actual results, financial and otherwise, may differ materially from the results discussed or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
•Our continued qualification as a real estate investment trust;
•General domestic and foreign business and economic conditions;
•Competition;
•Fluctuating interest and currency rates;
•Access to debt and equity capital markets;
•Continued volatility and uncertainty in the credit markets and broader financial markets;
•Other risks inherent in the real estate business including our clients' defaults under leases, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;
•Impairments in the value of our real estate assets;

•Changes in income tax laws and rates;
•The continued evolution of the COVID-19 pandemic and the measures taken to limit its spread, and its impacts on us, our business, our clients, or the economy generally;
•The timing and pace of reopening efforts at the local, state and national level in response to the COVID-19 pandemic and developments, such as the unexpected surges in COVID-19 cases, that cause a delay in or postponement of reopenings;
•The outcome of any legal proceedings to which we are a party or which may occur in the future;
•Acts of terrorism and war; and
•Any effects of the announcement, pendency or completion of the Mergers on us.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020 and those risks described in "Item 1A- Risk Factors" in Part II of this Quarterly Report on Form 10-Q, for the quarter ended March 31, 2021.
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
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company dedicated to providing stockholders with dependable monthly dividends that increase over time. The Company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 52 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term lease agreements with our commercial clients. The Company is a member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years.
At March 31, 2021, we owned a diversified portfolio:
•Of 6,662 properties;
•With an occupancy rate of 98.0%, or 6,531 properties leased and 131 properties available for lease or sale;
•Doing business in 56 separate industries;
•Located in all U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 114.2 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.9 years; and
•With an average leasable space per property of approximately 17,150 square feet; approximately 12,420 square feet per retail property and 250,670 square feet per industrial property.
Of the 6,662 properties in the portfolio at March 31, 2021, 6,621, or 99.4%, are single-client properties, of which 6,494 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $21.7 million and $20.4 million for the three months ended March 31, 2021 and 2020, respectively. In addition, references to reserves recorded as a reduction of rental revenue included amounts reserved for in the current period, as well as unrecognized contractual revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis.
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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of March 31, 2021, consisted of 6,662 properties located in all U.S. states, Puerto Rico and the U.K., and doing business in 56 industries. None of the 56 industries represented in our property portfolio accounted for more than 12.0% of our annualized contractual rental revenue as of March 31, 2021.
Investment Strategy
When identifying new properties for investment, we generally focus on acquiring high-quality real estate that our clients consider important to the successful operation of their businesses. We generally seek to acquire real estate that has the following characteristics:
•Properties that are freestanding, commercially-zoned with a single client;
•Properties that are in significant markets or strategic locations critical to generating revenue for our clients (i.e. they need the property in which they operate in order to conduct their business);
•Properties that we deem to be profitable for the clients and/or can generally be characterized as important to the successful operations of our business;
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
In selecting potential investments, we look for clients with the following attributes:
•Reliable and sustainable cash flow;
•Revenue and cash flow from multiple sources;
•Are willing to sign a long-term lease (10 or more years); and
•Are large owners and users of real estate.
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position clients to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail contractual rental revenue at March 31, 2021 is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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
•Store profitability for retail locations if profitability data is available; and
•The importance of the real estate location to the operations of the clients’ business.

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
We conduct comprehensive reviews of the business segments and industries in which our clients’ operate. Prior to entering into any transaction, our research department conducts a review of a client’s credit quality. The information reviewed may include reports and filings, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization, and other financial metrics. We conduct additional due diligence, including additional financial reviews of the client, and continue to monitor our clients’ credit quality on an ongoing basis by reviewing the available information previously discussed, and providing summaries of these findings to management.
At March 31, 2021, approximately 50% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At March 31, 2021, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 51% of our annualized rent and 13 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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

RECENT DEVELOPMENTS
Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us will merge with and into VEREIT OP, with VEREIT OP as the surviving entity, and (ii) immediately thereafter, VEREIT will merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation. We refer to these transactions, collectively, as the Mergers.

Pursuant to the terms of the Merger Agreement, upon the consummation of the Mergers, (i) each outstanding share of VEREIT common stock, and each outstanding common unit of VEREIT OP owned by a partner other than VEREIT, will automatically be converted into 0.705 of a newly issued share of our common stock, (ii) each outstanding Series F preferred unit of VEREIT OP owned by a partner other than VEREIT shall be converted into the right to receive $25.00, plus the accumulated and unpaid distributions described in Merger Agreement, in each case, subject to certain adjustments, and (iii) each outstanding partnership unit of VEREIT OP owned by VEREIT will remain outstanding as a partnership unit in the surviving entity of VEREIT OP. Immediately prior to the Mergers, VEREIT will issue a redemption notice to redeem each share of issued and outstanding VEREIT Series F preferred stock at its redemption price in accordance with its terms.

In connection with the Mergers, we and VEREIT intend to contribute some or all of our office real properties to a newly formed, wholly owned subsidiary, which we refer to as OfficeCo, and, following the Mergers, distribute the outstanding voting shares of common stock in OfficeCo to our combined shareholders on a pro rata basis, which we refer to as the Spin-Off. Following the consummation of the Spin-Off, we and VEREIT intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, we and VEREIT may also seek to sell some or all of the OfficeCo business in connection with the closing of the Mergers.

The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for VEREIT and us, in each case, as more fully described in the Merger Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including receipt of the approval by our stockholders and the stockholders of VEREIT. In addition, we will not be obligated to consummate the Mergers before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Mergers. If this condition is not satisfied or waived by us by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Mergers, regardless of whether the Spin-Off is ready to be consummated.

Theater Industry Update
As of March 31, 2021, the theater industry represented 5.6% of annualized contractual rental revenue. As of March 31, 2021, and December 31, 2020, we were fully reserved for 37 theater properties. At March 31, 2021, the receivables outstanding for our 79 theater properties totaled $66.7 million, net of $33.2 million of reserves, and includes $8.5 million of straight-line rent receivables, net of $1.9 million of reserves. The following table summarizes reserves recorded as a reduction of rental revenue for theater properties (dollars in millions):

Three Months Ended
March 31, 2021
Rental revenue reserves	$7.3
Straight-line rent reserves	0.1
Total rental revenue reserves	$7.4

See "Item 1A—Risk Factors" in Part I of our Annual Report on Form 10-K for year ended December 31, 2020 for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.
Increases in Monthly Dividends to Common Stockholders
We have continued our 52-year policy of paying monthly dividends. In addition, we increased the dividend two times during 2021. As of April 2021, we have paid 94 consecutive quarterly dividend increases and increased the dividend 110 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2021:

2021 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005
2nd increase	Mar 2021	Apr 2021	$0.2350	$0.0005
The dividends paid per share during the three months ended March 31, 2021 totaled approximately $0.7035, as compared to approximately $0.6925 during the three months ended March 31, 2020, an increase of $0.011, or 1.6%.
The monthly dividend of $0.235 per share represents a current annualized dividend of $2.82 per share, and an annualized dividend yield of approximately 4.4% based on the last reported sale price of our common stock on the NYSE of $63.50 on March 31, 2021. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.

Acquisitions During the Three Months Ended March 31, 2021
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended March 31, 2021 (2)
Acquisitions - U.S. (in 25 states) (3)	77	2,298,606	$566,909	13.5	5.6%
Acquisitions - U.K. (4)	12	932,967	402,962	10.6	4.9%
Total acquisitions	89	3,231,573	969,871	12.4	5.3%
Properties under development - U.S.	21	1,597,165	57,931	15.5	5.6%
Total (5)	110	4,828,738	$1,027,802	12.6	5.3%
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
(2)None of our investments during the three months ended March 31, 2021 caused any one client to be 10% or more of our total assets at March 31, 2021. All of our investments in acquired properties during the three months ended March 31, 2021 were 100% leased at the acquisition date.
(3)During the three months ended March 31, 2021, we completed our expansion into all U.S. states with approximately a $116 million acquisition in Hawaii.
(4)Represents investments of £290.2 million Sterling during the three months ended March 31, 2021 converted at the applicable exchange rate on the date of acquisition.
(5)The clients occupying the new properties operate in 23 industries, and are 65.1% retail and 34.9% industrial, based on rental revenue. Approximately 39% of the rental revenue generated from acquisitions during the first quarter of 2021 is from investment grade rated clients, their subsidiaries, or affiliated companies, which we define as clients with a credit rating, as of March 31, 2021, of Baa3/BBB- or higher from one of the three major rating agencies (Moody's/S&P/Fitch).

Portfolio Discussion
 Leasing Results
At March 31, 2021, we had 131 properties available for lease or sale out of 6,662 properties in our portfolio, which represents a 98.0% occupancy rate based on the number of properties in our portfolio.

The following table summarizes our portfolio activity for the three months ended March 31, 2021 :

Properties available for lease at December 31, 2020	140
Lease expirations (1)	60
Re-leases to same client	(37)
Re-leases to new client	(13)
Vacant dispositions	(19)
Properties available for lease at March 31, 2021	131
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the current quarter.
The annual new rent on re-leases was $11.54 million, as compared to the previous annual rent of $11.15 million on the same units, representing a rent recapture rate of 103.5% on the units re-leased during the quarter ended March 31, 2021. We re-leased two units to new clients without a period of vacancy, and 15 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At March 31, 2021, our average annualized rental revenue was approximately $15.40 per square foot on the 6,531 leased properties in our portfolio. At March 31, 2021, we classified 29 properties, with a carrying amount of $22.5 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended March 31, 2021, we capitalized costs of $1.5 million on existing properties in our portfolio, consisting of $706,000 for re-leasing costs, $23,000 for recurring capital expenditures, and $769,000 for non-recurring building improvements. During the three months ended March 31, 2020, we capitalized costs of $2.1 million on existing properties in our portfolio, consisting of $138,000 for re-leasing costs, and $2.0 million for non-recurring building improvements.
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
Equity Capital Raising
During the three months ended March 31, 2021, we raised $691.5 million from the sale of common stock at a weighted average price of $57.06, primarily from our January 2021 issuance of 12,075,000 shares of common stock in an overnight underwritten public offering, where we raised $669.6 million, inclusive of 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
Early Redemption of Notes
In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a loss on extinguishment of debt of $46.5 million, or $0.13 per diluted common share, to net income available to common stockholders and Nareit-defined FFO in the three months ended March 31, 2021. Loss on extinguishment of debt is excluded in our calculation of AFFO.
Impact of COVID-19
We continue to work diligently with our clients most affected by the pandemic to understand their business operations and financial liquidity and their ability to satisfy their contractual obligations to us. As we carefully navigate this difficult economic period with our clients, our focus is on finding resolutions that preserve the long-term relationships we have built with many of our clients. See "Item 1A—Risk Factors" in Part I of our Annual Report on Form 10-K for year ended December 31, 2020 for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.

The majority of lease concessions granted to our clients during 2020 and the three months ended March 31, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under GAAP), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from clients. We believe that not all client requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of March 31, 2021

	Month Ended January 31, 2021	Month Ended February 28, 2021	Month Ended March 31, 2021	Quarter Ended March 31, 2021

Contractual rent collected(1) across total portfolio	93.9%	94.0%	94.3%	94.1%
Contractual rent collected(1) from our top 20 clients(2)	89.4%	89.8%	90.3%	89.8%
Contractual rent collected(1) from our investment grade clients(3)	100.0%	100.0%	100.0%	100.0%
Contractual rent collected from our theater clients	13.3%	13.1%	15.5%	14.0%
Contractual rent collected from our health and fitness clients	89.1%	92.3%	94.1%	91.8%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through March 31, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rents from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing our total portfolio annualized contractual rent.
(2) We define our top 20 clients as our 20 largest clients based on percentage of total portfolio annualized contractual rent as of March 31, 2021 for all periods.
(3) We define investment grade clients as clients with a credit rating, and our clients that are subsidiaries or affiliates of companies with a credit rating, as of the balance sheet date, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).

As the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our clients to continue to pay rent to us may further diminish, and therefore we cannot assure you that our historical rental collections are indicative of our rental collections in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the foreseeable future may decline relative to corresponding periods in 2020, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three months ended March 31,
			% Increase (Decrease)
	2021	2020
Total revenue	$442.8	$414.3	6.9%
Net income available to common stockholders (1)	$95.9	$146.8	(34.7)%
Net income per share (2)	$0.26	$0.44	(40.9)%
Funds from operations (FFO) available to common stockholders	$267.7	$277.1	(3.4)%
FFO per share (2)	$0.72	$0.82	(12.2)%
Adjusted funds from operations (AFFO) available to common stockholders	$318.2	$297.2	7.1%
AFFO per share (2)	$0.86	$0.88	(2.3)%
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
Our financial results in the three months ended March 31, 2021 were impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of our 3.250% notes due October 2022.
See our discussion of FFO and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report, which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES
Capital Philosophy
Historically, we have met our long-term capital needs by issuing common stock, long-term unsecured notes and bonds, and preferred stock. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may also raise funds from debt or other equity securities. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were initially financed by our revolving credit facility, commercial paper program, or debt securities. However, we cannot assure you that we will have access to the capital markets at all times and at terms that are acceptable to us.

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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2021, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, and commercial paper were $8.57 billion, or approximately 26.5% of our total market capitalization of $32.31 billion.
As of March 31, 2021, we had no borrowings outstanding on our revolving credit facility. Therefore, we define our total market capitalization at March 31, 2021 as the sum of:
•Shares of our common stock outstanding of 373,509,822, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $63.50 per share on March 31, 2021, or $23.75 billion;
•Outstanding borrowings of $675.0 million on our commercial paper program;
•Outstanding mortgages payable of $281.5 million, excluding net mortgage premiums of $1.4 million and deferred financing costs of $907,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $593,000; and
•Outstanding senior unsecured notes and bonds of $7.36 billion, including Sterling-denominated notes of £715.0 million, and excluding unamortized net original issuance premiums of $11.8 million and deferred financing costs of $45.7 million.
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
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. At March 31, 2021, we had 15,678,031 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder. We did not issue any shares under the ATM program during the three months ended March 31, 2021.
Issuance of Common Stock
In January 2021, we issued 12,075,000 shares of common stock in an overnight underwritten public offering, inclusive of 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $19.3 million, the net proceeds of $669.6 million were used to fund property acquisitions and for general corporate purposes, and working capital.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the three months ended March 31, 2021. During the three months ended March 31, 2021, we issued 43,394 shares and raised approximately $2.7 million under our DRSPP. At March 31, 2021, we had 11,459,985 shares remaining for future issuance under our DRSPP program.
Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of March 31, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.

The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At March 31, 2021, we had no outstanding borrowings on our revolving credit facility and available borrowing capacity of $3.0 billion. The weighted average interest rate on borrowings under our revolving credit facility during the three months ended March 31, 2021 was 0.8% per annum. We must comply with various financial and other covenants in our credit facility. At March 31, 2021, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At March 31, 2021, we had an outstanding balance of $675.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.3% for the three months ended March 31, 2021. As of March 31, 2021, the weighted average interest rate on borrowings outstanding under our commercial paper program was 0.2%. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
We generally use our credit facility and commercial paper borrowings for the short-term financing of new property acquisitions. Thereafter, we generally seek to refinance those borrowings with the net proceeds of long-term or more permanent financing, including the issuance of equity or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of the refinancing will enable us to issue equity or debt securities at acceptable terms. We regularly review our credit facility and commercial paper program and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

Term Loan
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
Mortgage Debt
As of March 31, 2021, we had $281.5 million of mortgages payable, all of which were assumed in connection with our property acquisitions. Additionally, at March 31, 2021, we had net premiums totaling $1.4 million on these mortgages and deferred financing costs of $907,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the three months ended March 31, 2021, we made $18.1 million in principal payments, including the repayment of three mortgages in full for $17.2 million.
Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of March 31, 2021, sorted by maturity date (dollars in millions):

4.650% notes, issued in July 2013 and due in August 2023	$750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
0.750% notes, issues December 2020 and due in March 2026	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
1.625% notes, issued in October 2020 and due December 2030 (1)	551
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950
1.800% notes, issued in December 2020 and due in March 2033	400
2.730% notes, issued in May 2019 and due in May 2034 (1)	434
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$7,360
Unamortized net original issuance premiums and deferred financing costs	(34)
$7,326
(1) Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million £315.0 million, respectively, converted at the applicable exchange rate on March 31, 2021.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of March 31, 2021. Additionally, with the exception of interest on our 1.625% senior unsecured notes due in December 2030, which is paid annually, interest on all of our remaining senior note and bond obligations outstanding is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of March 31, 2021 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.9%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.3%
Debt service coverage (trailing 12 months) (1)	> 1.5x	5.8
Maintenance of total unencumbered assets	> 150% of unsecured debt	268.2%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on April 1, 2020 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of April 1, 2020, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at March 31, 2021 (in thousands, for trailing twelve months):

Net income available to common stockholders	$344,599
Plus: interest expense, excluding the amortization of deferred financing costs	296,235
Plus: loss on extinguishment of debt	46,473
Plus: provision for taxes	18,155
Plus: depreciation and amortization	690,438
Plus: provisions for impairment	145,474
Plus: pro forma adjustments	90,352
Less: gain on sales of real estate	(46,127)

Income available for debt service, as defined	$1,585,599

Total pro forma debt service charge	$272,531

Debt service and fixed charge coverage ratio	5.8
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2021, we had cash and cash equivalents totaling $184.0 million, inclusive of £102.6 million Sterling.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of March 31, 2021, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at March 31, 2021: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.

Based on our ratings as of March 31, 2021, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of March 31, 2021 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2021	$675.0	$—	$—	$26.1	$183.9	$1.2	$10.3	$94.7	$991.2
2022	—	—	—	111.8	270.8	1.6	13.6	2.3	400.1
2023	—	750.0	—	20.6	266.7	1.6	13.7	—	1,052.6
2024	—	350.0	250.0	112.2	223.4	1.6	13.8	—	951.0
2025	—	500.0	—	0.7	193.0	1.4	13.5	—	708.6
Thereafter	—	5,760.0	—	10.1	1,223.8	18.8	55.9	—	7,068.6
Totals	$675.0	$7,360.0	$250.0	$281.5	$2,361.6	$26.2	$120.8	$97.0	$11,172.1
(1)The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions. At March 31, 2021, there were no borrowings under our revolving credit facility. The commercial paper borrowings outstanding at March 31, 2021 totaled $675.0 million and mature as follows; $50.0 million on April 9, 2021, $240.0 million on April 23, 2021 and $385.0 million on May 12, 2021.
(2)Excludes non-cash original issuance discounts and premiums recorded on notes payable of $11.8 million and deferred financing costs of $45.7 million.
(3)Excludes deferred financing costs of $593,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $1.4 million and deferred financing costs of $907,000.
(5)Interest on the term loan, notes, bonds, mortgages payable, and commercial paper program has been calculated based on outstanding balances at period end through their respective maturity dates.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $90.1 million of commitments under construction contracts and $6.9 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2020, our cash distributions to common stockholders totaled $964.2 million, or approximately 119.8% of our estimated taxable income of $804.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the three months ended March 31, 2021 totaled $260.7 million, representing 81.9% of our adjusted funds from operations available to common stockholders of $318.2 million. In comparison, our 2020 cash distributions to common stockholders totaled $964.2 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $1.173 billion.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, AFFO, cash flow from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a default, and which prohibit the payment of distributions on our common stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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
RESULTS OF OPERATIONS
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP, and are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 and three months ended March 31, 2021 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to our applicable clients. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. As of March 31, 2021, other than the information related to the reserves we have recorded to such date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
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
The following is a comparison of our results of operations for the three months ended March 31, 2021, to the three months ended March 31, 2020.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended March 31,
	2021	2020	Increase
REVENUE
Rental (excluding reimbursable)	$417,688	$391,791	$25,897
Rental (reimbursable)	21,677	20,366	1,311
Other	3,439	2,184	1,255
Total revenue	$442,804	$414,341	$28,463

Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

			Three Months Ended March 31,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change	% Change
Properties acquired subsequent to December 31, 2019	332	10,942,961	$37,961	$3,209	$34,752	1083.0%
Same store rental revenue	6,127	97,064,405	372,862	375,809	(2,947)	(0.8)%
Constant currency adjustment (2)	N/A	N/A	26	(819)	845	(103.2)%
Properties sold subsequent to December 31, 2019	154	3,965,732	171	4,159	(3,988)	(95.9)%
Straight-line rent and other non-cash adjustments	N/A	N/A	1,646	2,378	(732)	(30.8)%
Vacant rents, development and other (3)	203	3,309,527	5,022	7,055	(2,033)	(28.8)%
Totals			$417,688	$391,791	$25,897	6.6%
(1) Excludes 2,924,920 square feet from properties ground leased to clients.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of March 31, 2021 of 1.38 GBP/USD.
(3) Relates to the aggregate of (i) rental revenue from properties (197 properties comprising 2,973,971 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (six properties comprising 335,556 square feet) under development, and (iii) lease termination settlements.
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

Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental income was negatively impacted by reserves recorded as reductions of rental revenue of $7.4 million for the three months ended March 31, 2021 compared to $819,000 for the three months ended March 31, 2020. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the decreases for the three months ended March 31, 2021 relative to the comparable period for 2020 would have been (8.6)%.

Rental revenue was negatively impacted by rent reserves for the three months ended March 31, 2021, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. As the COVID-19 pandemic did not affect our rent collections until April 2020, there was no related impact for the three months ended March 31, 2020. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended March 31,
	2021	2020
Rental revenue reserves	$8.3	$1.1
Straight-line rent reserves	0.5	0.7
Total rental revenue reserves	$8.8	$1.8
Of the 6,662 properties in the portfolio at March 31, 2021, 6,621, or 99.4%, are single-client properties and the remaining are multi-client properties. Of the 6,621 single-client properties, 6,494, or 98.1%, were net leased at March 31, 2021. Of our 6,494 leased single-client properties, 5,544 or 85.4% were under leases that provide for increases in rents through:
•Base rent increases tied to a consumer price index (typically subject to ceilings);

•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $1.0 million in the three months ended March 31, 2021 and $1.2 million in the three months ended March 31, 2020. We anticipate percentage rent to be less than 1% of rental revenue for 2021.
At March 31, 2021, our portfolio of 6,662 properties was 98.0% leased with 131 properties available for lease, as compared to 97.9% leased, with 140 properties available for lease at December 31, 2020, and 98.5% leased with 97 properties available for lease at March 31, 2020. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
The increase in other revenue in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, was primarily related to interest income recognized on financing receivables for certain leases with above-market terms.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended March 31,
	2021	2020	$ Increase/ (Decrease)
EXPENSES
Depreciation and amortization	$177,985	$164,585	$13,400
Interest	73,075	75,925	(2,850)
Property (excluding reimbursable)	6,822	5,240	1,582
Property (reimbursable)	21,677	20,366	1,311
General and administrative (1)	20,796	20,964	(168)
Income taxes	6,225	2,763	3,462
Provisions for impairment	2,720	4,478	(1,758)
Total expenses	$309,300	$294,321	$14,979
Total revenue (2)	$421,127	$393,975
General and administrative expenses as a percentage of total revenue (1)(2)	4.9%	4.4%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.6%	1.3%
(1) General and administrative expenses for the three months ended March 31, 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $17,501, which was used for our calculation.
(2) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization for the three months ended March 31, 2021 was primarily due to the acquisition of properties in 2020 and for the three months ended March 31, 2021, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO)” and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),”

depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.
Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended March 31,
	2021	2020
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$69,528	$72,196
Credit facility commitment fees	938	948
Amortization of debt origination and deferred financing costs	2,661	2,748
Loss on interest rate swaps	722	686
Amortization of net mortgage premiums	(280)	(354)
Amortization of net note premiums	(85)	(244)
Interest capitalized	(486)	(132)
Capital lease obligation	77	77
Interest expense	$73,075	$75,925

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$8,293,374	$7,858,024
Average interest rates	3.27%	3.61%
The decrease in interest expense for the three months ended March 31, 2021 is primarily due to lower average interest rates on our credit facility, the June 2020 repayment of our previous $250.0 million term loan, repayments of outstanding mortgages and higher capitalized interest related to our development projects, partially offset by our 2020 issuances of notes.
During the three months ended March 31, 2021, the weighted average interest rate on our:
•Commercial paper outstanding borrowings of $675.0 million was 0.3%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $593,000) was swapped to fixed at 3.9%;
•Mortgages payable of $281.5 million (excluding net premiums totaling $1.4 million and deferred financing costs of $907,000 on these mortgages) was 4.8%;
•Notes and bonds payable of $7.36 billion (excluding net unamortized original issue premiums of $11.8 million and deferred financing costs of $45.7 million) was 3.4%; and
•Combined outstanding notes, bonds, mortgages, term loan and commercial paper borrowings of $8.57 billion (excluding all net premiums and deferred financing costs) was 3.3%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At March 31, 2021, 131 properties were available for lease or sale, as compared to 140 at December 31, 2020, and 97 at March 31, 2020.

The increase in property expenses (excluding reimbursable) for the three months ended March 31, 2021 is primarily due to an increase in property taxes, an increase in reserves for contractually obligated reimbursements by our clients, and an increase in portfolio size at March 31, 2021.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three months ended March 31, 2021 was primarily attributable to the increased portfolio size, which contributed to higher operating expenses primarily due to our acquisitions in in 2020 and the three months ended March 31, 2021.

General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.

General and administrative expenses for the three months ended March 31, 2020 included a severance charge of $3.5 million for our former CFO. Excluding this severance charge, general administrative expenses for the three months ended March 31, 2021 increased by $3.3 million, primarily due to higher payroll-related costs and higher corporate-level professional fees, partially offset by lower costs for travel.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three months ended March 31, 2021 was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the three months ended March 31, 2020.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2021	2020
Total provisions for impairment	$2.7	$4.5
Number of properties:
Classified as held for sale	7	—
Classified as held for investment	4	1
Sold	10	15
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended March 31,
	2021	2020
Number of properties sold	27	17
Net sales proceeds	$34.7	$126.2
Gain on sales of real estate	$8.4	$38.5
Foreign Currency and Derivative Gains/Losses, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the three months ended March 31, 2021.

In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt for the three months ended March 31, 2020.

Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended March 31,
			% Decrease
	2021	2020
Net income available to common stockholders	$95.9	$146.8	(34.7)%
Net income per share (1)	$0.26	$0.44	(40.9)%
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
Net income available to common stockholders for the for the three months ended March 31, 2021 and March 31, 2020 were impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022 and a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% Notes due January 2021, respectively.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses and executive severance charges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) loss on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) gain on sales of real estate, (vii) foreign currency and derivative gains and losses, net, and (vii) executive severance charges (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to-Annualized Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.

The following table summarizes our Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended March 31,
	2021	2020
Net income (1)	$96,236	$147,143
Interest	73,075	75,925
Loss on extinguishment of debt	46,473	9,819
Income taxes	6,225	2,763
Depreciation and amortization	177,985	164,585
Executive severance charge (2)	—	3,463
Provisions for impairment	2,720	4,478
Gain on sales of real estate	(8,401)	(38,506)
Foreign currency and derivative (gains) losses, net	(804)	1,564
Quarterly Adjusted EBITDAre	$393,509	$371,234
Annualized Adjusted EBITDAre (3)	$1,574,036	$1,484,936
Annualized Pro forma Adjustments	31,084	10,873
Annualized Pro forma Adjusted EBITDAre	1,605,120	1,495,809

Net Debt (4)	$8,348,511	$7,493,810
Net Debt/Annualized Adjusted EBITDAre	5.3	5.0
Net Debt/Annualized Pro forma Adjusted EBITDAre	5.2	5.0
(1) Net income for the three months ended March 31, 2021 was negatively impacted by $8.8 million of rent reserves recorded as reductions of rental revenue, of which $451,000 relates to straight-line rent receivables. Net income for the three months ended March 31, 2020 was negatively impacted by $1.8 million of rent reserves recorded as reductions of rental revenue, of which $671,000 relates to straight-line rent receivables.
(2) The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.
(3) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(4) Net Debt is total debt per the consolidated balance sheet, less cash and cash equivalents.
The Annualized Pro Forma Adjustments consist of adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable quarter. The Annualized Pro Forma Adjustments are consistent with the debt service coverage ratio calculated under financial covenants for our senior unsecured notes and bonds. The following table summarizes our Annualized Pro forma Adjusted EBITDAre calculation for the periods indicated below:

	Three months ended March 31,
Dollars in thousands	2021	2020
Annualized pro forma adjustments from properties acquired or stabilized	$31,232	$14,681
Annualized pro forma adjustments from properties disposed	(148)	(3,808)
Annualized Pro forma Adjustments	$31,084	$10,873
FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)
The following summarizes our FFO (dollars in millions, except per share data):

	Three months ended March 31,
	2021	2020	% Decrease
FFO available to common stockholders	$267.7	$277.1	(3.4)%
FFO per share (1)	$0.72	$0.82	(12.2)%
(1) All per share amounts are presented on a diluted per common share basis.

FFO in the three months ended March 31, 2021 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic and a loss on extinguishment of debt due to the early redemption of the 3.250% notes due 2022 in January 2021.
FFO in the three months ended March 31, 2020 was impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Net income available to common stockholders	$95,940	$146,827
Depreciation and amortization	177,985	164,585
Depreciation of furniture, fixtures and equipment	(371)	(126)
Provisions for impairment	2,720	4,478
Gain on sales of real estate	(8,401)	(38,506)
FFO adjustments allocable to noncontrolling interests	(166)	(154)
FFO available to common stockholders	$267,707	$277,104
FFO allocable to dilutive noncontrolling interests	—	369
Diluted FFO	$267,707	$277,473

FFO per common share:
Basic and diluted	$0.72	$0.82

Distributions paid to common stockholders	$260,697	$233,824
FFO available to common stockholders in excess of distributions paid to common stockholders	$7,010	$43,280
Weighted average number of common shares used for computation per share:
Basic	371,522,607	336,624,567
Diluted	371,601,901	337,439,634
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
ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended March 31,
			% Increase/ (Decrease)
	2021	2020
AFFO available to common stockholders	$318.2	$297.2	7.1%
AFFO per share (1)	$0.86	$0.88	(2.3)%

(1) All per share amounts are presented on a diluted per common share basis.
AFFO in the three months ended March 31, 2021 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Net income available to common stockholders(1)	$95,940	$146,827
Cumulative adjustments to calculate FFO (2)	171,767	130,277
FFO available to common stockholders	267,707	277,104
Executive severance charge (3)	—	3,463
Loss on extinguishment of debt	46,473	9,819
Amortization of share-based compensation	3,697	3,742
Amortization of deferred financing costs (4)	1,665	1,360
Amortization of net mortgage premiums	(280)	(354)
Loss on interest rate swaps	722	686
Straight-line payments from cross-currency swaps (5)	618	723
Leasing costs and commissions	(706)	(138)
Recurring capital expenditures	(23)	—
Straight-line rent	(10,463)	(7,782)
Amortization of above and below-market leases, net	9,300	6,430
Other adjustments (6)	(488)	2,170
AFFO available to common stockholders	$318,222	$297,223
AFFO allocable to dilutive noncontrolling interests	351	376
Diluted AFFO	$318,573	$297,599

AFFO per common share:
Basic and diluted	$0.86	$0.88

Distributions paid to common stockholders	$260,697	$233,824

AFFO available to common stockholders in excess of distributions paid to common stockholders	$57,525	$63,399
Weighted average number of common shares used for computation per share:
Basic	371,522,607	336,624,567
Diluted	372,065,020	337,439,634
(1)As of March 31, 2021, there was $22.3 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the FASB and $69.8 million of uncollected rent for which we have not granted a lease concession. As the COVID-19 pandemic did not affect our rent collections until April 2020, there was no related impact for the three months ended March 31, 2020.
(2)See reconciling items for FFO presented under “Funds from Operations Available to Common Stockholders (FFO)."
(3)The executive severance charge represents the incremental costs incurred upon our former CFO's departure in March 2020, consisting of $1.6 million of cash, $1.8 million of share-based compensation expense and $58,000 of professional fees.
(4) Includes the amortization of costs incurred and capitalized upon issuance of our notes payable, assumption of our mortgages payable and upon issuance of our current and previous term loans. The deferred financing costs are being amortized over the lives of the respective notes payable, mortgages and term loan. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.
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
PROPERTY PORTFOLIO INFORMATION
At March 31, 2021, we owned a diversified portfolio:
•Of 6,662 properties;
•With an occupancy rate of 98.0%, or 6,531 properties leased and 131 properties available for lease or sale;
•Doing business in 56 separate industries;
•Located in all U.S. states, Puerto Rico and the U.K.;
•With approximately 114.2 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.9 years; and
•With an average leasable space per property of approximately 17,150 square feet; approximately 12,420 square feet per retail property and 250,670 square feet per industrial property.
At March 31, 2021, 6,531 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our clients are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the client's gross sales above a specified level, or fixed increases.
We define total portfolio annualized contractual rent as the monthly aggregate cash amount charged to clients, inclusive of monthly base rent receivables, but excluding percentage rent and reimbursements from clients, as of the balance sheet date, multiplied by 12, excluding percentage rent. We believe total portfolio annualized contractual revenue is a useful supplemental operating measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Total portfolio annualized contractual rent has not been reduced to reflect reserves recorded as reductions to GAAP rental revenue in the periods presented.

Industry Diversification
The following table sets forth certain information regarding our property portfolio classified according to the business of the respective clients, expressed as a percentage of our total portfolio annualized contractual rent:

Percentage of Total Portfolio Annualized Contractual Rent by Industry
	As of
	Mar 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016
U.S.
Aerospace	0.6%	0.6%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.3	1.3	1.1	1.2	1.4	1.7
Automotive collision services	1.1	1.1	1.0	0.9	1.0	1.0
Automotive parts	1.6	1.6	1.6	1.7	1.5	1.3
Automotive service	2.7	2.7	2.6	2.3	2.5	2.0
Automotive tire services	1.9	2.0	2.1	2.3	2.5	2.6
Beverages	2.2	2.1	2.0	2.4	2.6	2.8
Child care	2.0	2.1	2.1	2.2	1.7	1.7
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.5	0.6	0.6	0.7	0.7	0.9
Convenience stores	12.0	11.9	12.3	12.6	9.3	10.0
Crafts and novelties	0.9	0.9	0.6	0.6	0.6	0.5
Diversified industrial	0.7	0.8	0.7	0.8	0.8	0.9
Dollar stores	7.4	7.6	7.9	7.3	7.5	8.0
Drug stores	7.9	8.2	8.8	9.4	10.2	10.8
Education	0.2	0.2	0.2	0.3	0.3	0.3
Electric utilities	*	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.4	0.4
Equipment services	0.3	0.3	0.4	0.4	0.4	0.5
Financial services	1.8	1.8	2.0	2.4	2.3	2.6
Food processing	0.7	0.7	0.7	0.5	0.6	1.0
General merchandise	3.5	3.4	2.5	2.1	2.3	1.9
Government services	0.6	0.6	0.7	0.9	0.9	1
Grocery stores	4.7	4.9	5.2	5.0	5.3	3.5
Health and beauty	0.2	0.2	0.2	0.2	*	*
Health and fitness	6.4	6.7	7.0	7.1	7.7	7.6
Health care	1.5	1.5	1.6	1.6	1.4	1.5
Home furnishings	0.7	0.7	0.8	0.8	0.9	0.9
Home improvement	3.1	3.1	2.9	2.8	2.9	2.5
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.7	1.6	1.6	1.8	2.0	2.0
Office supplies	0.1	0.1	0.2	0.2	0.2	0.3
Other manufacturing	0.4	0.4	0.6	0.7	0.8	0.8
Packaging	0.8	0.9	0.8	1.0	1.1	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.7	0.5	0.6	0.6
Restaurants - casual dining	2.7	2.8	3.2	3.3	3.6	3.7
Restaurants - quick service	5.2	5.3	5.8	6.3	5.2	4.8
Shoe stores	0.2	0.2	0.2	0.5	0.6	0.6
Sporting goods	0.7	0.7	0.8	0.9	1.0	1.5
Telecommunications	0.5	0.5	0.5	0.6	0.6	0.7
Theaters	5.6	5.6	6.1	5.3	5.7	4.6
Transportation services	3.9	3.9	4.3	5.0	5.4	5.7
Wholesale clubs	2.4	2.4	2.5	2.9	3.1	3.4
Other	0.6	0.2	0.7	0.7	0.8	0.8
Total U.S.	92.8%	93.8%	97.3%	100.0%	100.0%	100.0%
U.K.
Grocery stores	5.3	4.9	2.7	—	—	—
Health care	0.1	0.1	—	—	—	—
Home improvement	1.4	1.2	—	—	—	—
Warehousing and storage	0.3	—	—	—	—	—
Other U.K.	0.1	*	*	—	—	—
Total U.K.	7.2%	6.2%	2.7%	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
*Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of March 31, 2021 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent as of March 31, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Retail	6,483	80,550,800	$1,452,509	83.9%
Industrial	121	30,330,800	199,186	11.5
Office	43	3,175,700	51,610	3.0
Agriculture	15	184,500	27,144	1.6
Totals	6,662	114,241,800	$1,730,449	100.0%
(1)Includes leasable building square footage. Excludes 3,300 acres of leased land categorized as agriculture at March 31, 2021.

Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at March 31, 2021:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
Walgreens	248	5.5%
7-Eleven	431	4.6%
Dollar General	804	4.3%
FedEx	41	3.6%
Dollar Tree / Family Dollar	552	3.2%
Sainsbury's	21	3.1%
LA Fitness	56	3.0%
AMC Theaters	34	2.8%
Regal Cinemas (Cineworld)	41	2.6%
Walmart/ Sam's Club	57	2.6%
Lifetime Fitness	16	2.3%
Circle K (Couche-Tard)	273	1.7%
BJ's Wholesale Clubs	15	1.6%
Speedway (Marathon)	161	1.6%
Treasury Wine Estates	17	1.5%
CVS Pharmacy	88	1.5%
Home Depot	23	1.4%
Kroger	22	1.4%
B&Q (Kingfisher)	11	1.4%
Tesco	10	1.4%
Total	2,921	51.2%
(1) Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of March 31, 2021 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of March 31, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2021	128	10	1,103,900	22,633	1.3%
2022	367	22	8,250,000	77,035	4.5
2023	543	23	9,710,300	120,720	7.0
2024	418	17	7,776,500	98,166	5.7
2025	507	21	7,955,800	126,303	7.3
2026	401	10	7,123,800	94,684	5.5
2027	442	4	6,802,300	93,567	5.4
2028	588	14	11,757,100	136,423	7.9
2029	542	6	9,412,600	134,642	7.8
2030	234	12	6,995,700	82,201	4.8
2031	268	18	7,615,100	125,611	7.3
2032	312	12	5,129,900	107,106	6.2
2033	292	5	4,062,400	72,753	4.2
2034	314	3	5,400,100	129,576	7.5
2035	263	1	2,550,000	64,405	3.6
2036 - 2046	822	9	10,757,600	244,624	14.0
Totals	6,441	187	112,403,100	$1,730,449	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 154 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of March 31, 2021 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of March 31, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	225	95%	2,127,700	$30,882	1.8%
Alaska	3	100	274,600	2,148	0.1
Arizona	150	99	2,070,400	31,428	1.8
Arkansas	98	99	1,171,200	14,469	0.8
California	240	98	7,742,100	150,970	8.8
Colorado	97	96	1,562,100	23,983	1.4
Connecticut	18	89	1,274,100	12,336	0.7
Delaware	19	100	101,400	3,136	0.2
Florida	431	98	5,023,400	88,873	5.1
Georgia	299	99	4,562,800	60,064	3.5
Hawaii	22	100	47,800	6,926	0.4
Idaho	14	93	103,200	1,766	0.1
Illinois	298	96	7,693,700	97,954	5.7
Indiana	203	100	2,575,600	40,755	2.4
Iowa	46	91	2,527,800	18,204	1.1
Kansas	118	98	2,206,600	24,889	1.4
Kentucky	95	99	1,829,300	22,436	1.3
Louisiana	137	97	1,971,300	25,958	1.5
Maine	27	100	277,800	5,721	0.3
Maryland	38	100	1,494,000	25,748	1.5
Massachusetts	59	95	888,600	16,407	1.0
Michigan	243	100	2,752,200	42,838	2.5
Minnesota	176	99	2,357,400	47,048	2.7
Mississippi	194	95	2,084,300	23,629	1.4
Missouri	184	95	2,935,800	39,387	2.3
Montana	12	100	89,100	2,238	0.1
Nebraska	60	100	857,600	8,880	0.5
Nevada	26	100	1,701,500	16,277	0.9
New Hampshire	15	100	329,000	6,152	0.4
New Jersey	80	98	1,271,000	29,933	1.7
New Mexico	58	100	495,500	8,632	0.5
New York	155	98	3,327,200	71,206	4.1
North Carolina	213	98	3,976,700	53,251	3.1
North Dakota	8	75	126,900	1,327	0.1
Ohio	340	99	6,762,800	69,625	4.0
Oklahoma	191	99	2,377,000	32,535	1.9
Oregon	31	100	665,100	11,975	0.7
Pennsylvania	212	99	2,361,900	45,420	2.6
Rhode Island	3	100	158,000	2,582	0.1
South Carolina	178	98	1,818,300	36,061	2.1
South Dakota	20	85	252,000	2,584	0.1
Tennessee	261	98	3,854,700	50,039	2.9
Texas	832	99	12,304,800	179,888	10.4
Utah	23	100	949,700	10,053	0.6
Vermont	2	100	84,600	1,467	0.1
Virginia	218	100	3,416,200	45,087	2.6
Washington	52	98	1,075,500	18,159	1.0
West Virginia	39	97	553,100	7,330	0.4
Wisconsin	132	98	3,049,300	35,187	2.0
Wyoming	9	100	63,900	1,520	0.1
Puerto Rico	4	100	28,300	859	*
U.K.	54	100	4,636,900	124,227	7.2
Totals\Average	6,662	98%	114,241,800	$1,730,449	100.0%
*Less than 0.1

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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of March 31, 2021. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2021	$26.1	5.70%	$675.0	0.25%
2022	111.8	4.97	—	—
2023	770.6	4.64	—	—
2024	712.2	3.97	—	—
2025	500.7	3.88	—	—
Thereafter	5,770.1	3.18	—	—
Totals (1)	$7,891.5	3.47%	$675.0	0.25%
Fair Value (2)	$8,438.9		$675.0
(1)Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At March 31, 2021, the unamortized balance of net premiums on mortgages payable is $1.4 million, the unamortized balance of net original issuance premiums on notes payable is $11.8 million, and the balance of deferred financing costs on mortgages payable is $907,000, on notes payable is $45.7 million, and on the term loan is $593,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at March 31, 2021 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at March 31, 2021 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at March 31, 2021.
The table above incorporates only those exposures that exist as of March 31, 2021. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At March 31, 2021, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our revolving credit facility, commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. At March 31, 2021, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rate would change our interest costs by $500,000 annually.

During 2019, we commenced foreign operations and acquired real property in the U.K. and have continued to acquire U.K. properties for the three months ended March 31, 2021. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of Sterling relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non-U.S. denominated borrowings and cross-currency swaps. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
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
As of and for the quarter ended March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below and those risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein.

Risks Related to the Proposed Mergers

The announcement and pendency of the Mergers may have an adverse effect on our business, operating results and price of our common stock.

We are subject to risks in connection with the announcement and pendency of the Mergers, including, but not limited to, the following:

•Market reaction to the announcement and pendency of the Mergers;
•Changes in our business, operating results, market price of our common stock and prospects generally;
•Market assessments of the likelihood that the Mergers will be consummated;
•The amount of consideration offered per share is based on a fixed exchange ratio, and will not be adjusted to account for changes in our or VEREIT’s respective business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes, during the pendency of the Mergers, including any change in the market price of, analyst estimates of, or projections relating to, our common stock or VEREIT’s common stock;
•Potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Mergers;
•We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers, including with respect to the potential spin-off transaction, and many of these fees and costs are payable by us regardless of whether the Mergers are consummated;
•We may incur unexpected costs, liabilities or delays in connection with or with respect to the Mergers;
•Potential adverse effects to our ability to raise capital during the pendency of the Mergers, or the impact of the Mergers on our or VEREIT’s existing or future indebtedness;
•Potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Mergers, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Mergers;

•The pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;
•The inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the Mergers, or the risk that the anticipated benefits of the Mergers may not be fully realized or take longer to realize than expected;
•Competitive pressures in the markets in which we and VEREIT operate;
•Potential restrictions on the conduct of our business prior to the completion of the Mergers pursuant to the terms of the Merger Agreement;
•The inability for us to consummate the proposed spin-off transaction on the anticipated terms or within the anticipated timing, if at all, and our ability or the ability of our stockholders to realize the anticipated benefits of the Mergers;
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and
•The possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

The failure to complete the Mergers may adversely affect our business and the price of our common stock.

The closing of the Mergers is subject to certain conditions, including: (1) adoption and approval by VEREIT’s stockholders of the Merger Agreement and approval by our shareholders of the issuance of shares of our common stock pursuant to the Merger Agreement; (2) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by us in connection with the transactions contemplated by the Merger Agreement; (3) approval for listing on the New York Stock Exchange of the shares of our common stock to be issued in the Mergers or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Mergers; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by each of VEREIT and us of an opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code, and (8) receipt by each of VEREIT and us of an opinion that the other party qualifies as a REIT under the Code. In addition, we will not be obligated to consummate the Mergers before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Mergers. If this condition is not satisfied or waived by us by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Mergers, regardless of whether the Spin-Off is ready to be consummated.

The Merger Agreement also contains certain customary termination rights for both parties, including under certain circumstances, we will be required to pay a termination fee to VEREIT of the lesser of $838.0 million or the maximum amount that could be paid to VEREIT without causing it to fail to meet the REIT requirements for such year. The Merger Agreement also provides that, if the Merger Agreement is terminated because our stockholders or the stockholders of VEREIT fail to approve the transactions contemplated by the Merger Agreement, the party whose stockholders did not approve the transaction must pay the other party an expense reimbursement of the lesser of $25.0 million or the maximum amount that can be paid to the other party without causing it to fail to meet the REIT requirements for such year.

There can be no assurance that the conditions to the completion of the Mergers will be satisfied, that the Merger Agreement will not be terminated, or that the Mergers will be completed on the proposed terms, within the expected timeframe or at all. If the Mergers are not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities, we may be obligated to pay a termination fee or reimburse expenses to VEREIT, and the price of our common stock could fall to the extent that price reflects an assumption that the Mergers will be completed. In addition, we may be required to consummate the Mergers before the Spin-Off is ready to be consummated, which may adversely impact the anticipated benefits of the transactions. Furthermore, if the Mergers are not completed, we may suffer other consequences that could adversely affect our business and results of our operations, including potential reputational harm, litigation, or other adverse impacts.

Potential litigation instituted against us, VEREIT or our respective directors challenging the proposed Mergers may prevent the Mergers from becoming effective within the expected timeframe or at all.

Potential litigation related to the Mergers may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Mergers. Such relief may prevent the Mergers from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us and VEREIT.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 Incentive Award Plan of Realty Income Corporation:
•52,883 shares of stock, at a weighted average price of $62.17, in January 2021;
•26,831 shares of stock, at a weighted average price of $61.75, in February 2021; and
•120 shares of stock, at a weighted average price of $60.51, in March 2021.

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

2.3
Agreement and Plan of Merger, dated as of April 29, 2021, by and among Realty Income Corporation, Rams MD Acquisition Sub I, Inc., Rams Acquisition Sub II, LLC, VEREIT, Inc. and VEREIT Operating Partnership, L.P (filed as exhibit 2.1 to the Company's Form 8-K, filed on April 30, 2021 and incorporated herein by reference).

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

4.5	Form of 4.650% Note due 2023 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on July 16, 2013 (File No. 001-13374) and incorporated herein by reference).
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

4.7	Form of 3.875% Note due 2024 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).
4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.875% Notes due 2024” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on June 25, 2014 and incorporated herein by reference).

4.9	Form of 4.125% Note due 2026 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “4.125% Notes due 2026” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 23, 2014 and incorporated herein by reference).

4.11	Form of 3.000% Note due 2027 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).
4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled “3.000% Notes due 2027” (filed as exhibit 4.3 to the Company’s Form 8-K, filed on October 12, 2016 and incorporated herein by reference).

4.13	Form of 4.650% Note due 2047 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
4.14	Form of 4.125% Note due 2026 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 15, 2017 and incorporated herein by reference).
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

4.16	Form of 3.650% Note due 2028 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.17	Form of 4.650% Note due 2047 (filed as exhibit 4.4 to the Company’s Form 8-K, filed on December 6, 2017 and incorporated herein by reference).
4.18	Form of 3.875% Note due 2025 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on April 4, 2018 and incorporated herein by reference).
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

4.22	Description of Securities (filed as exhibit 4.22 to the Company's 10-K, filed on February 23, 2021 and incorporated herein by reference).
4.23	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on May 8, 2020 and incorporated herein by reference).
4.24	Form of 3.250% Note due 2031 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 16, 2020 and incorporated herein by reference).
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

Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files
*101	The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: May 4, 2021	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)