Form 10-Q
period 2021-06-30
REALTY INCOME CORP
filed 2021-08-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-13374
REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
11995 El Camino Real, San Diego, California 92130
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (858) 284-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	O	New York Stock Exchange
1.125% Notes due 2027	O27A	New York Stock Exchange
1.625% Notes due 2030	O30	New York Stock Exchange
1.750% Notes due 2033	O33A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 389,388,286 shares of common stock outstanding as of July 30, 2021.

REALTY INCOME CORPORATION
Index to Form 10-Q
June 30, 2021

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$6,975,008	$6,318,926
Buildings and improvements	15,700,846	14,696,712
Total real estate held for investment, at cost	22,675,854	21,015,638
Less accumulated depreciation and amortization	(3,775,540)	(3,549,486)
Real estate held for investment, net	18,900,314	17,466,152
Real estate and lease intangibles held for sale, net	39,540	19,004
Cash and cash equivalents	231,164	824,476
Accounts receivable, net	327,920	285,701
Lease intangible assets, net	1,969,793	1,710,655
Other assets, net	516,210	434,297
Total assets	$21,984,941	$20,740,285

LIABILITIES AND EQUITY
Distributions payable	$90,455	$85,691
Accounts payable and accrued expenses	259,805	241,336
Lease intangible liabilities, net	319,495	321,198
Other liabilities	276,120	256,863
Line of credit payable and commercial paper	1,285,306	—
Term loan, net	249,457	249,358
Mortgages payable, net	300,574	300,360
Notes payable, net	7,330,050	8,267,749
Total liabilities	10,111,262	9,722,555
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 380,174,042 and 361,303,445 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	15,827,231	14,700,050
Distributions in excess of net income	(3,968,333)	(3,659,933)
Accumulated other comprehensive loss	(19,366)	(54,634)
Total stockholders’ equity	11,839,532	10,985,483
Noncontrolling interests	34,147	32,247
Total equity	11,873,679	11,017,730
Total liabilities and equity	$21,984,941	$20,740,285
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE
Rental (including reimbursable)	$460,256	$410,201	$899,621	$822,358
Other	4,026	4,435	7,465	6,619
Total revenue	464,282	414,636	907,086	828,977

EXPENSES
Depreciation and amortization	187,789	168,328	365,774	332,913
Interest	73,674	77,841	146,749	153,766
Property (including reimbursable)	31,734	26,452	60,233	52,058
General and administrative	21,849	19,063	42,645	40,027
Provisions for impairment	17,246	13,869	19,966	18,347
Merger-related costs	13,298	—	13,298	—
Total expenses	345,590	305,553	648,665	597,111
Gain on sales of real estate	14,901	1,323	23,302	39,829
Foreign currency and derivative gains (losses), net	400	502	1,204	(1,062)
Loss on extinguishment of debt	—	—	(46,473)	(9,819)
Income before income taxes	133,993	110,908	236,454	260,814
Income taxes	(9,225)	(2,838)	(15,450)	(5,601)
Net income	124,768	108,070	221,004	255,213
Net income attributable to noncontrolling interests	(289)	(246)	(585)	(562)
Net income available to common stockholders	$124,479	$107,824	$220,419	$254,651

Amounts available to common stockholders per common share:
Net Income:
Basic and diluted	$0.33	$0.31	$0.59	$0.75

Weighted average common shares outstanding:
Basic	374,236,424	343,515,406	372,879,165	340,061,487
Diluted	374,341,023	343,685,259	372,971,744	340,281,265

Other comprehensive income:
Net income available to common stockholders	$124,479	$107,824	$220,419	$254,651
Foreign currency translation adjustment	(49)	22	(308)	414
Unrealized gain (loss) on derivatives, net	(10,833)	(10,534)	35,576	(36,396)
Comprehensive income available to common stockholders	$113,597	$97,312	$255,687	$218,669
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three Months Ended June 30, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, March 31, 2021	373,509,822	$15,371,016	$(3,827,660)	$(8,484)	$11,534,872	$32,141	$11,567,013
Net income	—	—	124,479	—	124,479	289	124,768
Other comprehensive loss	—	—	—	(10,882)	(10,882)	—	(10,882)
Distributions paid and payable	—	—	(265,152)	—	(265,152)	(389)	(265,541)
Share issuances, net of costs	6,629,021	452,355	—	—	452,355	—	452,355
Contributions by noncontrolling interests	—	—	—	—	—	2,106	2,106
Share-based compensation, net	35,199	3,860	—	—	3,860	—	3,860
Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679

Balance, March 31, 2020	343,402,030	$13,604,055	$(3,173,468)	$(42,572)	$10,388,015	$29,624	$10,417,639
Net Income	—	—	107,824	—	107,824	246	108,070
Other comprehensive loss	—	—	—	(10,512)	(10,512)	—	(10,512)
Distributions paid and payable	—	—	(240,944)	—	(240,944)	(400)	(241,344)
Share issuances, net of costs	1,555,966	96,996	—	—	96,996	—	96,996
Share-based compensation, net	65,425	3,070	—	—	3,070	—	3,070
Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919
Six Months Ended June 30, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net Income	—	—	220,419	—	220,419	585	221,004
Other comprehensive income	—	—	—	35,268	35,268	—	35,268
Distributions paid and payable	—	—	(528,819)	—	(528,819)	(791)	(529,610)
Share issuances, net of costs	18,747,415	1,124,576	—	—	1,124,576	—	1,124,576
Contributions by noncontrolling interests	—	—	—	—	—	2,106	2,106
Share-based compensation, net	123,182	2,605	—	—	2,605	—	2,605
Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679

Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	254,651	—	254,651	562	255,213
Other comprehensive loss	—	—	—	(35,982)	(35,982)	—	(35,982)
Distributions paid and payable	—	—	(478,948)	—	(478,948)	(794)	(479,742)
Share issuances, net of costs	11,280,466	827,772	—	—	827,772	—	827,772
Share-based compensation, net	123,849	2,500	—	—	2,500	—	2,500
Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,004	$255,213
Adjustments to net income:
Depreciation and amortization	365,774	332,913
Amortization of share-based compensation	8,169	10,400
Non-cash revenue adjustments	(8,233)	(1,507)
Loss on extinguishment of debt	46,473	9,819
Amortization of net premiums on mortgages payable	(485)	(710)
Amortization of deferred financing costs	5,352	4,916
Loss on interest rate swaps	1,447	1,992
Foreign currency and derivative (gains) losses, net	(1,204)	1,062
Gain on sales of real estate	(23,302)	(39,829)
Provisions for impairment on real estate	19,966	18,347
Change in assets and liabilities
Accounts receivable and other assets	(67,970)	(61,091)
Accounts payable, accrued expenses and other liabilities	14,143	(16,881)
Net cash provided by operating activities	581,134	514,644
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(2,102,042)	(632,174)
Improvements to real estate, including leasing costs	(3,997)	(4,710)
Proceeds from sales of real estate	91,616	133,643
Purchase of short-term investment	—	(300,000)
Insurance and other proceeds received	—	108
Non-refundable escrow deposits	(11,153)	—
Net cash used in investing activities	(2,025,576)	(803,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(524,056)	(474,294)
Borrowings on line of credit and commercial paper program	5,403,699	2,324,409
Payments on line of credit and commercial paper program	(4,097,909)	(2,385,859)
Principal payment on term loan	—	(250,000)
Proceeds from notes and bonds payable issued	—	593,922
Principal payment on notes payable	(950,000)	(250,000)
Principal payments on mortgages payable	(42,590)	(14,730)
Payments upon extinguishment of debt	(47,235)	(9,445)
Proceeds from common stock offerings, net	669,295	728,883
Proceeds from dividend reinvestment and stock purchase plan	5,322	4,815
Proceeds from At-the-Market (ATM) program, net	449,959	94,076
Distributions to noncontrolling interests	(791)	(794)
Net receipts on derivative settlements	1,650	2,421
Debt issuance costs	—	(5,526)
Other items, including shares withheld upon vesting	(5,564)	(7,901)
Net cash provided by financing activities	861,780	349,977
Effect of exchange rate changes on cash and cash equivalents	(1,032)	(2,175)
Net (decrease) increase in cash, cash equivalents and restricted cash	(583,694)	59,313
Cash, cash equivalents and restricted cash, beginning of period	850,679	71,005
Cash, cash equivalents and restricted cash, end of period	$266,985	$130,318
For supplemental disclosures, see note 18.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
At June 30, 2021 we owned 6,761 properties, located in all 50 U.S. states, Puerto Rico and the United Kingdom (U.K.), consisting of approximately 118.3 million leasable square feet.
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
The majority of concessions granted to our clients during 2020 and the six months ended June 30, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions to be similar. In accordance with the guidance provided by the Financial Accounting Standards Board (FASB) staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for six months ended June 30, 2021. Similarly, rent abatements granted, which are also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for the six months ended June 30, 2021.
Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rental revenue reserves	$7.5	$6.4	$15.8	$7.4
Straight-line rent reserves	0.7	2.1	1.2	2.8
Total rental revenue reserves	$8.2	$8.5	$17.0	$10.2
As of June 30, 2021, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
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
Reclassification. For the three months ended June 30, 2021, we began presenting 'Income taxes,' which was previously presented in 'Expenses,' below a newly captioned subtotal for 'Income before income taxes' within our consolidated statements of income and comprehensive income. Prior year amounts have been reclassified to conform to the current year presentation.
3.Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly-owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us will merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT will merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to as the Merger and, together with the Partnership Merger, the Mergers.
Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the Mergers, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, will automatically be converted into 0.705 of a newly issued share of our common stock, subject to possible adjustment as provided in the Merger Agreement, (ii) each outstanding Series F preferred partnership unit of VEREIT OP owned by a partner other than VEREIT shall be converted into the right to receive $25.00, plus the accumulated and unpaid distributions described in the Merger Agreement, and (iii) each outstanding Series F preferred partnership unit of VEREIT OP owned by VEREIT will remain outstanding as a preferred partnership unit and each outstanding common partnership unit of VEREIT OP owned by VEREIT, Realty Income or their respective affiliates will remain outstanding as a common partnership unit in the surviving entity of VEREIT OP. Immediately prior to the Mergers, VEREIT will issue a redemption notice to redeem each share of issued and outstanding VEREIT Series F preferred stock at its redemption price in accordance with its terms.
In connection with the Mergers, we and VEREIT intend to contribute some or all of our office real estate properties to a newly formed, wholly owned subsidiary, which we refer to as OfficeCo, and, following the Mergers, for us to distribute the outstanding voting shares of common stock of OfficeCo to our stockholders (including former VEREIT stockholders who receive shares of our common stock in the Mergers) on a pro rata basis, which we refer to as the Spin-Off. Following the consummation of the Spin-Off, we and VEREIT intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, we and VEREIT may also or alternatively seek to sell some or all of the office real estate properties in connection with the closing of the Mergers or choose to retain some or all of the OfficeCo properties.
The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for VEREIT and us, in each case, as more fully described in the Merger Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including receipt of the approval by our stockholders and the stockholders of VEREIT. In addition, we will not be obligated to consummate the Mergers before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Mergers. If this condition is not satisfied or waived by us by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Mergers, regardless of whether the Spin-Off is ready to be consummated. Likewise, the Spin-Off is subject to various conditions and uncertainties and we and VEREIT may elect to sell some or all of the applicable office properties before the Spin-Off and we may elect not to proceed with the Spin-Off at all.
In connection with the Merger, we have filed a registration statement on Form S-4 (File No. 333-256772), declared effective by the SEC on June 29, 2021, that includes a joint proxy statement of Realty Income and VEREIT. Realty Income and VEREIT have each scheduled special meetings of their respective stockholders to be held on August 12, 2021 in connection with the Mergers and related transactions. Realty Income stockholders will be asked to consider and vote on a proposal to approve the issuance of Realty Income common stock in the Mergers pursuant to the Merger Agreement. VEREIT stockholders will be asked to consider and vote on a proposal to approve the Merger, on the terms and subject to the conditions of the Merger Agreement and a proposal to approve, by advisory (non-binding) vote, the compensation that may be paid or become payable to the named executive officers of VEREIT in connection with the Merger.
A.    Merger-related Costs
In conjunction with our proposed acquisition of VEREIT, we incurred approximately $13.3 million of merger-related transaction costs during the three and six months ended June 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
In addition, we have engaged service providers, including investment banks and advisors, to help us negotiate the terms of the Merger and to advise us on other merger-related matters. In connection with these services, we expect to be required to pay success-based fees to the extent that certain conditions, including the closing of the Merger and consummation of the Spin-Off and/or sale of OfficeCo business, are met. As of June 30, 2021, we expect to incur approximately $18.0 million of such success fees. As closing of the Merger has not occurred, no such amounts have been paid or accrued through June 30, 2021. If closing of the Merger does not occur, we would not expect to be required to pay these fees.
B.    Litigation Relating to the Mergers
To date, purported stockholders of VEREIT filed 12 lawsuits challenging disclosures related to the Merger (Stein v. VEREIT, Inc., et. al., Case No. 1:21-cv-01409 (D. Ct. Md., June 7, 2021) (the “Stein Complaint”); Bowles v. VEREIT, Inc., et. al., Case No. 1:21-cv-00845 (D. Ct. Del., June 10, 2021) (the “Bowles Complaint”); Leach v. VEREIT, Inc., et. al., Case No. 1:21-cv-05270 (D. Ct. S.D.N.Y., June 14, 2021) (the “Leach Complaint”); Jenkins v. VEREIT, Inc., et. al., Case No. 1:21-cv-05286 (D. Ct. S.D.N.Y., June 15, 2021) (the “Jenkins Complaint”); Tacka v. VEREIT, Inc., et. al., Case No. 1:21-cv-05357 (D. Ct. S.D.N.Y., June 17, 2021) (the “Tacka Complaint”); Congregation Zichron Moishe v. VEREIT, Inc., et. al., Case No. 1:21-cv-01729 (D. Ct. Colo., June 24, 2021) (the “Congregation Zichron Moishe Complaint”); Mishra v. VEREIT, Inc., et al., Case No. 1:21-cv-01758 (D. Colo. June 28, 2021) (the “Mishra Complaint”); Walker v. VEREIT, Inc., et. al., Case No. 1:21-cv-01791 (D. Ct. Colo. July 1, 2021) (the “Walker Complaint”); Ciccotelli v. VEREIT, Inc., et. al., Case No. 2:21-cv-02983 (D. Ct. E.D. Pa. July 2, 2021) (the “Ciccotelli Complaint”); Upton v. VEREIT, Inc., et. al., Case No. 1:21-cv-06129 (D. Ct. S.D.N.Y July 16, 2021) (the “Upton Complaint”); Matten v. VEREIT, Inc., et al., Case No. 1:21-cv-06212 (S.D.N.Y. July 21, 2021) (the “Matten Complaint”); and Halberstam v. VEREIT, Inc., et al., Case No. 1:21-cv-02000 (D. Colo. July 23, 2021 (the “Halberstam Complaint”)). Purported stockholders of Realty Income filed one lawsuit challenging the disclosures related to the Merger (Boyko v. Realty Income Corp., et. al., Case No. 1:21-cv-01653 (D. Ct. Colo., June 16, 2021) (the “Boyko Complaint,” and collectively, the “Complaints”)). A stockholder of Realty Income also sent the Company a demand disclosure letter on June 30, 2021 (the “Demand Letter”).

The Stein, Leach, Tacka, Matten and Halberstam Complaints name VEREIT and the members of the VEREIT board of directors as defendants. The Congregation Zichron Moishe, Mishra, Walker and Upton Complaints name VEREIT, VEREIT OP, and the members of the VEREIT board of directors as defendants. The Bowles and Ciccotelli Complaints name VEREIT, the members of the VEREIT board of directors, VEREIT OP, Realty Income, Merger Sub 1 and Merger Sub 2 as defendants. The Jenkins Complaint names VEREIT, the members of the VEREIT board of directors, Realty Income, Merger Sub 1 and Merger Sub 2 as defendants. The Boyko Complaint names Realty Income and the members of the Realty Income board of directors as defendants. The Demand Letter is addressed to Realty Income and the members of the Realty Income board of directors.
The Complaints each allege generally that the entities and individual defendants named in such Complaint violated Section 14(a) and Rule 14a-9 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act by preparing and disseminating a registration statement that misstates or omits certain allegedly material information. The Demand Letter includes similar allegations. Furthermore, the Jenkins Complaint also alleges that: (1) members of the VEREIT board of directors breached their fiduciary duties by entering into the transactions contemplated by the Merger Agreement through a flawed and unfair process and by failing to disclose all material information to VEREIT’s stockholders; and (2) VEREIT, Realty Income, Merger Sub 1 and Merger Sub 2 each aided and abetted such breach of fiduciary duty by the VEREIT board of directors.
Each Complaint seeks, among other things, injunctive relief enjoining the consummation of the Merger, if the Merger is consummated, rescission or rescissory damages and an award of the plaintiff’s costs, including attorneys’ and experts’ fees. The defendants believe that all of the claims asserted in the Complaints are without merit and intend to defend against them vigorously. On July 30, 2021, VEREIT filed a Form 8-K containing supplemental disclosures regarding the Mergers and related transactions in response to allegations set forth in the Complaints and the Demand letter. We have determined that there is a reasonable possibility that we and/or VEREIT will incur losses associated with the Complaints and Demand letter, though the amount of the reasonably possible loss or range of losses is not expected to be material. Accordingly, no accrual for merger-related litigation matters has been recorded as of June 30, 2021. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defendants’ defense of the actions will be successful. The outcome of these lawsuits can’t be predicted and could have a significant impact on the timing or our ability to close the Merger. Additional lawsuits arising out of the Mergers may also be filed in the future.
4.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	June 30, 2021	December 31, 2020
	Straight-line rent receivables, net	$195,860	$174,074
	Client receivables, net	132,060	111,627
		$327,920	$285,701

B.	Lease intangible assets, net, consist of the following at:	June 30, 2021	December 31, 2020
	In-place leases	$1,978,479	$1,840,704
	Accumulated amortization of in-place leases	(695,394)	(744,375)
	Above-market leases	951,483	866,567
	Accumulated amortization of above-market leases	(264,775)	(252,241)
		$1,969,793	$1,710,655

C.	Other assets, net, consist of the following at:	June 30, 2021	December 31, 2020
	Financing receivables	$165,604	$131,291
	Right of use asset - operating leases, net	108,112	112,049
	Right of use asset - financing leases	103,474	118,585
	Derivative assets and receivables - at fair value	43,068	10
	Restricted escrow deposits	34,636	21,220
	Goodwill	14,017	14,180
	Prepaid expenses	13,225	11,795
	Non-refundable escrow deposits	12,153	1,000
	Corporate assets, net	8,344	8,598
	Credit facility origination costs, net	5,993	7,705
	Impounds related to mortgages payable	1,185	4,983
	Other items	6,399	2,881
		$516,210	$434,297

D.	Accounts payable and accrued expenses consist of the following at:	June 30, 2021	December 31, 2020
	Notes payable - interest payable	$83,966	$83,219
	Derivative liabilities and payables - at fair value	64,207	73,356
	Property taxes payable	23,897	23,413
	Accrued costs on properties under development	21,208	12,685
	Accrued income taxes	11,064	5,182
	Merger-related costs	8,944	—
	Value-added tax payable	6,450	8,077
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,261	1,044
	Other items	38,808	34,360
		$259,805	$241,336

E.	Lease intangible liabilities, net, consist of the following at:	June 30, 2021	December 31, 2020
	Below-market leases	$462,898	$460,895
	Accumulated amortization of below-market leases	(143,403)	(139,697)
		$319,495	$321,198

F.	Other liabilities consist of the following at:	June 30, 2021	December 31, 2020
	Rent received in advance and other deferred revenue	$153,020	$130,231
	Lease liability - operating leases, net	110,826	114,559
	Lease liability - financing leases	6,410	6,256
	Security deposits	5,864	5,817
		$276,120	$256,863

5. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Six Months Ended June 30, 2021 and 2020
Below is a summary of our acquisitions for the six months ended June 30, 2021:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Six months ended June 30, 2021 (2)
Acquisitions - U.S. (in 29 states)	173	4,484,715	$1,052,333	13.7	5.5%
Acquisitions - U.K. (3)	41	3,133,460	994,783	9.8	5.6%
Total acquisitions	214	7,618,175	$2,047,116	11.8	5.5%
Properties under development - U.S.	40	2,015,992	114,798	15.6	5.7%
Total (4)	254	9,634,167	$2,161,914	12.0	5.5%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield for the six months ended June 30, 2021 includes approximately $850,000 received as settlement credits for four properties acquired as reimbursement of free rent periods.
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
(2)None of our investments during the six months ended June 30, 2021 caused any one client to be 10% or more of our total assets at June 30, 2021. All of our investments in acquired properties during the six months ended June 30, 2021 are 100% leased at the acquisition date.
(3)Represents investments of £715.1 million Sterling during the six months ended June 30, 2021, converted at the applicable exchange rate on the date of acquisition.
(4)Our clients occupying the new properties operate in 28 industries, and are 75.8% retail and 24.2% industrial, based on rental revenue. Approximately 47% of the rental revenue generated from acquisitions during the six months ended June 30, 2021 is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the six months ended June 30, 2021, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2021	(USD)	(£ Sterling)
Land (1)	$383.6	£217.6
Buildings and improvements	538.6	370.6
Lease intangible assets (2)	173.2	132.4
Other assets (3)	38.5	—
Lease intangible liabilities (4)	(14.1)	(5.2)
Other liabilities (5)	(21.5)	(0.3)
	$1,098.3	£715.1
(1) U.K. land includes £1.3 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 12.6 years.
(3) U.S. other assets consists of financing receivables with above-market terms and a right-of-use asset accounted for as a finance lease.
(4) The weighted average amortization period for acquired lease intangible liabilities is 14.0 years.
(5) U.S. other liabilities consists entirely of deferred rent on certain below-market leases. U.K. other liabilities consists entirely of a GBP mortgage premium.
The properties acquired during the six months ended June 30, 2021 generated total revenues of $24.9 million and net income of $6.1 million during the six months ended June 30, 2021.

Below is a summary of our acquisitions for the six months ended June 30, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Six months ended June 30, 2020 (1)
Acquisitions - U.S. (in 25 states)	80	1,851,346	$412,584	14.4	6.5%
Acquisitions - U.K. (2)	6	488,310	223,751	11.8	5.3%
Total acquisitions	86	2,339,656	$636,335	13.6	6.1%
Properties under development - U.S.	8	179,662	3,869	10.5	8.8%
Total (3)	94	2,519,318	$640,204	13.6	6.1%
(1)None of our investments during the six months ended June 30, 2020 caused any one client to be 10% or more of our total assets at June 30, 2020. All of our investments in acquired properties during the six months ended June 30, 2020 were 100% leased at the acquisition date.
(2)Represents investments of £180.1 million Sterling during the six months ended June 30, 2020 converted at the applicable exchange rate on the date of the acquisition.
(3) Our clients occupying the new properties operated in 17 industries, and are 96.5% retail and 3.5% industrial, based on rental revenue. Approximately 37% of the rental revenue generated from acquisitions during the six months ended June 30, 2020 was from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the six months ended June 30, 2020, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Six months ended June 30, 2020	(USD)	(£ Sterling)
Land (1)	$85.1	£22.8
Buildings and improvements	276.4	63.9
Lease intangible assets (2)	54.5	42.8
Other assets (3)	1.5	50.6
Lease intangible liabilities (4)	(2.5)	—
Other liabilities (5)	(0.9)	—
	$414.1	£180.1
(1) U.K. land includes £6.5 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 11.8 years.
(3) U.S. other assets consists of $810,000 of financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 13.7 years.
(5) U.S. other liabilities consists entirely of lease liabilities under ground leases.
The properties acquired during the six months ended June 30, 2020 generated total revenues of $13.6 million and net income of $4.6 million during the six months ended June 30, 2020.
B.    Investments in Existing Properties
During the six months ended June 30, 2021, we capitalized costs of $4.3 million on existing properties in our portfolio, consisting of $827,000 for re-leasing costs, $51,000 for recurring capital expenditures, and $3.4 million for non-recurring building improvements. In comparison, during the six months ended June 30, 2020, we capitalized costs of $4.4 million on existing properties in our portfolio, consisting of $1.1 million for re-leasing costs, $23,000 for recurring capital expenditures, and $3.3 million for non-recurring building improvements.
C.    Properties with Existing Leases
Of the $2.16 billion we invested during the six months ended June 30, 2021, approximately $1.81 billion was used to acquire 143 properties with existing leases. In comparison, of the $640.2 million we invested during the six months ended June 30, 2020, approximately $500.3 million was used to acquire 57 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.

The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the six months ended June 30, 2021 and 2020 were $77.5 million and $66.3 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the six months ended June 30, 2021 and 2020 were $19.7 million and $16.1 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at June 30, 2021 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2021	$(19,166)	$86,752
2022	(37,749)	161,804
2023	(36,446)	145,644
2024	(34,737)	132,517
2025	(34,857)	118,843
Thereafter	(204,258)	637,525
Totals	$(367,213)	$1,283,085
6.Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of June 30, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At June 30, 2021, credit facility origination costs of $6.0 million are included in other assets, net, as compared to $7.7 million at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At June 30, 2021, we had a borrowing capacity of $2.4 billion available on our revolving credit facility (subject to customary conditions to borrowing) and an outstanding balance of $635.3 million, consisting entirely of Sterling-denominated borrowings of £460.0 million, as compared to no outstanding balance on December 31, 2020.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 0.9% during the six months ended June 30, 2021 and 1.6% during the six months ended June 30, 2020. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at June 30, 2021, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper will rank on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility and our term loan facility and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings will be used for general corporate purposes. As of June 30, 2021, the balance of borrowings outstanding under our commercial paper program was $650.0 million, which matured on July 8, 2021, as compared to no outstanding commercial paper borrowings at December 31, 2020. The weighted average interest rate on outstanding borrowings under our commercial paper program for the six months ended June 30, 2021 was 0.3%. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
7.Term Loans
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
At June 30, 2021, deferred financing costs of $543,000 are included net of the term loan principal balance, as compared to $642,000 at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of the term loan.
8.Mortgages Payable
During the six months ended June 30, 2021, we made $42.6 million in principal payments, including the repayment of five mortgages in full for $40.9 million. During the six months ended June 30, 2020, we made $14.7 million in principal payments, including the repayment of one mortgage in full for $11.4 million. During the six months ended June 30, 2021, we assumed a Sterling-denominated mortgage on one property totaling £31.0 million. No mortgages were assumed during the six months ended June 30, 2020. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At June 30, 2021, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $942,000 at June 30, 2021 and $973,000 at December 31, 2020. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of June 30, 2021 and December 31, 2020, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
6/30/2021	62	4.5%	4.3%	2.9	$299,901	$673	$300,574
12/31/2020	68	4.9%	4.6%	2.9	$299,631	$729	$300,360
(1)At June 30, 2021, there were 14 mortgages on 62 properties. At December 31, 2020, there were 18 mortgages on 68 properties. The mortgages require monthly payments with principal payments due at maturity. At June 30, 2021 and December 31, 2020, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% and 3.8% to 6.9% at each of June 30, 2021 and December 31, 2020, respectively.
(3) Effective interest rates ranged from 2.8% to 5.1% and 4.0% to 5.5% at each of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the maturity of mortgages payable, excluding net premiums of $1.6 million and deferred financing costs of $942,000, as of June 30, 2021 (dollars in millions):

Year of Maturity	Principal
2021	$1.9
2022	112.1
2023	20.9
2024	112.5
2025	42.4
Thereafter	10.1
Totals	$299.9
9.Notes Payable
A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	June 30, 2021	December 31, 2020
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	$—	$950
4.650% notes, issued in July 2013 and due in August 2023	750	750
3.875% notes, issued in June 2014 and due in July 2024	350	350
3.875% notes, issued in April 2018 and due in April 2025	500	500
0.750% notes, issued December 2020 and due in March 2026	325	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650	650
3.000% notes, issued in October 2016 and due in January 2027	600	600
3.650% notes, issued in December 2017 and due in January 2028	550	550
3.250% notes, issued in June 2019 and due in June 2029	500	500
1.625% notes, issued in October 2020 and due December 2030 (2)	552	547
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950	950
1.800% notes, issued in December 2020 and due in March 2033	400	400
2.730% notes, issued in May 2019 and due in May 2034 (2)	435	431
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550	550
Total principal amount	7,362	8,303
Unamortized net original issuance premiums and deferred financing costs	(32)	(35)
	$7,330	$8,268
(1)In January 2021, we completed the early redemption of all $950.0 million in principal amount.
(2)Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million and £315.0 million, respectively, converted at the applicable exchange rates on June 30, 2021, and December 31, 2020, respectively.
In July 2021, we issued £400 million of 1.125% senior unsecured notes due 2027 and £350 million of 1.750% senior unsecured notes due 2033. See note 22, Subsequent Events.

The following table summarizes the maturity of our notes and bonds payable as of June 30, 2021, excluding net unamortized original issuance premiums of $11.7 million and deferred financing costs of $44.1 million (dollars in millions):

Year of Maturity	Principal
2023	$750
2024	350
2025	500
Thereafter	5,762
Totals	$7,362
As of June 30, 2021, the weighted average interest rate on our notes and bonds payable was 3.4% and the weighted average remaining years until maturity was 8.5 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2021. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, and £350 million of 1.750% senior unsecured notes also issued in July 2021, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt on our consolidated statement of income and comprehensive income during the six months ended June 30, 2021.
In January 2020, we redeemed all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income and comprehensive income during the six months ended June 30, 2020.
10.Issuances of Common Stock
A.    Issuances of Common Stock in Underwritten Public Offerings
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
In July 2021, we issued 9,200,000 shares of common stock in an underwritten public offering, including 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were primarily used to repay borrowings under our $1.0 billion commercial paper program, to fund potential investment opportunities and/or for other general corporate purposes. For further information, see note 22, Subsequent Events.
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
B.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At June 30, 2021, we had 9,088,433 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.

The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares of common stock issued under the ATM program	6,589,598	1,511,149	6,589,598	1,511,149
Gross proceeds	$454.8	$95.7	$454.8	$95.7
C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At June 30, 2021, we had 11,420,562 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares of common stock issued under the DRSPP program	39,423	44,817	82,817	78,817
Gross proceeds	$2.7	$2.4	$5.3	$4.8
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the six months ended June 30, 2021 or 2020.

11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021. The following table represents the change in the carrying value of all noncontrolling interests through June 30, 2021 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2020	$24,100	$8,147	$32,247
Contributions	—	2,106	2,106
Distributions	(653)	(138)	(791)
Allocation of net income	498	87	585
Carrying value at June 30, 2021	$23,945	$10,202	$34,147
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of June 30, 2021 and December 31, 2020.
In May 2021, we completed the acquisition of a development property by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At June 30, 2021, we and our subsidiaries held an 68.0% interest, and consolidated this entity in our consolidated financial statements.
At June 30, 2021, Realty Income, L.P., the joint venture acquired during 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021, were considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Net real estate	$651,920	$635,963
Total assets	737,071	723,668
Total liabilities	50,300	47,962
12.    Financial Instruments and Fair Value Measurements
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

June 30, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.9	$314.5
Notes and bonds payable (2)	7,362.5	8,045.6

December 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.6	$309.4
Notes and bonds payable (2)	8,302.4	9,324.0
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $1.6 million at June 30, 2021, and $1.7 million at December 31, 2020. Also excludes deferred financing costs of $942,000 at June 30, 2021 and $973,000 at December 31, 2020.
(2)Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was approximately $11.7 million at June 30, 2021, and $14.6 million at December 31, 2020. Also excludes deferred financing costs of $44.1 million at June 30, 2021 and $49.2 million at December 31, 2020.
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
Derivatives Designated as Hedging Instruments
During June 2021, to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling, or GBP, we entered into a series of foreign currency forward contracts to sell GBP and buy U.S. Dollars, or USD, with a total notional amount of approximately £136.9 million, which mature between September 2021 and August 2024. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments
In June 2021, we entered into a currency exchange swap to exchange £672.5 million for $950.0 million, which matured in July 2021. The currency exchange swap was entered into to hedge our exposure to foreign currency risk associated with Sterling-denominated assets. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income. The net loss from derivatives not designated in hedging relationships for the three and six months ended June 30, 2021 totaled $16.0 million and $21.7 million, respectively.
The following table summarizes the terms and fair values of our derivative financial instruments at June 30, 2021 and December 31, 2020 (dollars in millions):

Derivative Type (1)	Number of Instruments (2)	Accounting Classification	Hedge Designation	Notional Amount		Weighted Average Strike Rate (3)	Maturity Date (4)	Fair Value - asset (liability)
				June 30,	December 31,			June 30,	December 31,
				2021	2020			2021	2020
Interest rate swap	1	Derivative	Cash flow	$250.0	$250.0	3.04%	03/2024	$(17.8)	$(22.6)
Cross-currency swaps (5)	4	Derivative	Cash flow	166.4	166.4	(6)	05/2034	(20.5)	(21.4)
Currency exchange swaps (5)	1	Derivative	N/A	950.0	625.0	(7)	07/2021	21.1	(8.2)
Forward-starting swaps (8)	4	Derivative	Cash flow	300.0	300.0	1.86%	11/2032 - 06/2033	(2.8)	(16.5)
Forward-starting swaps (8)	2	Hybrid debt	Cash flow	200.0	200.0	1.93%	11/2032 - 06/2033	(5.0)	(12.8)
Foreign currency forwards	36	Derivative	Cash flow	193.3	—	(9)	09/2021 - 08/2024	3.9	—
				$2,059.7	$1,541.4			$(21.1)	$(81.5)
(1)There have been no changes to hedging arrangements in-place at December 31, 2020. All hedges remained effective through June 30, 2021. For full discussion of the hedging arrangements, please refer to note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
(2)This column represents the number of instruments outstanding as of June 30, 2021.
(3)Weighted average strike rate is calculated using the current notional value as of June 30, 2021.
(4)This column represents maturity dates for instruments outstanding as of June 30, 2021.
(5)Represents British Pound Sterling, or GBP, United States Dollar, or USD, currency instrument.
(6)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD weighted average fixed rate at 9.78%.
(7) Forward GBP-USD exchange rate of 1.38.
(8) There were five treasury rate locks entered into during February 2020 that were terminated in June 2020 and converted into six forward starting interest rate swaps through a cashless settlement. For full discussion of the hedging arrangements for these six forward starting swaps, please refer to Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
(9) Weighted average forward GBP-USD exchange rate of 1.41.
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
We utilize interest rate swaps and forward-starting swaps to manage interest rate risk and cross-currency swaps, currency exchange swaps and foreign currency forwards to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in accumulated other comprehensive income, or AOCI, are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and six months ended June 30, 2021, we reclassified $2.6 million and $5.1 million, respectively, from AOCI as an increase to interest expense and $200,000 and $1.4 million losses for cross-currency swaps into foreign exchange gains. During the three and six months ended June 30, 2020, we reclassified $3.7 million and $5.3 million, respectively, from AOCI as an increase to interest expense and $800,000 and $12.2 million gains for cross-currency swaps into foreign exchange gains.
We expect to reclassify $10.3 million from AOCI as an increase to interest expense and $1.8 million from AOCI to foreign currency gain related to cash flow hedges within the next twelve months.
13.     Operating Leases
A. At June 30, 2021, we owned 6,761 properties in all 50 U.S. states, Puerto Rico, and the U.K. Of the 6,761 properties, 6,715, or 99.3%, are single-client properties, and the remaining are multi-client properties. At June 30, 2021, 103 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rents, for the three months ended June 30, 2021 and 2020 was $596,000 and $547,000, respectively. Percentage rents for the six months ended June 30, 2021 and 2020 were $1.6 million and $1.8 million, respectively.
B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the six months ended June 30, 2021 and 2020.
14.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of properties	42	12	69	29
Net sales proceeds	$56.9	$7.4	$91.6	$133.6
Gain on sales of real estate	$14.9	$1.3	$23.3	$39.8
15.    Provisions for Impairment
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
If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases. There were 33 properties classified as held for sale at June 30, 2021. If a property was previously reclassified as held for sale but the applicable criteria for this classification are no longer met, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total provisions for impairment	$17.2	$13.9	$20.0	$18.3
Number of properties:
Classified as held for sale	14	1	14	1
Classified as held for investment	5	7	9	7
Sold	18	17	28	28
16.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the six months ended June 30, 2021 and 2020:

Month	2021	2020
January	$0.2345	$0.2275
February	0.2345	0.2325
March	0.2345	0.2325
April	0.2350	0.2330
May	0.2350	0.2330
June	0.2350	0.2330
Total	$1.4085	$1.3915
At June 30, 2021, a distribution of $0.2355 per common share was payable and was paid in July 2021.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average shares used for the basic net income per share computation	374,236,424	343,515,406	372,879,165	340,061,487
Incremental shares from share-based compensation	104,599	169,853	92,579	219,778
Weighted average shares used for diluted net income per share computation	374,341,023	343,685,259	372,971,744	340,281,265
Unvested shares from share based compensation that were anti-dilutive	161,359	122,222	148,342	65,623
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	463,119	463,119	463,119
18.    Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $139.4 million in the six months ended June 30, 2021 and $149.4 million in the six months ended June 30, 2020.
Cash paid for income taxes was $9.7 million in the six months ended June 30, 2021 and $5.3 million in the six months ended June 30, 2020.
Cash paid for merger-related costs was $4.4 million in the six months ended June 30, 2021. There were no merger-related costs in the six months ended June 30, 2020.
The following non-cash activities are included in the accompanying consolidated financial statements:
A. During the six months ended June 30, 2021 and 2020, the fair value of net derivative liabilities decreased by $60.4 million and $28.6 million, respectively.
B. During the six months ended June 30, 2021, we assumed a Sterling-denominated mortgage on one property totaling £31.0 million.
C. Non-refundable deposits from 2019 of $13.8 million were applied to acquisitions during the six months ended June 30, 2020.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents shown in the consolidated balance sheets	$231,164	$35,345
Restricted escrow deposits (1)	34,636	81,683
Impounds related to mortgages payable (1)	1,185	13,290
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$266,985	$130,318
(1)  Included within other assets, net on the consolidated balance sheets (see note 4). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.

19.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our clients into 58 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require our clients to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure. Our investments in industries outside of the U.S. are managed as separate operating segments.
The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective clients (dollars in thousands):

Assets, as of:	June 30, 2021	December 31, 2020
Segment net real estate:
Automotive service	$382,764	$328,340
Beverages	362,944	347,366
Child care	215,132	216,718
Convenience stores	2,198,309	2,101,005
Dollar stores	1,449,235	1,420,210
Drug stores	1,520,877	1,555,106
Financial services	367,545	374,508
General merchandise	883,230	730,806
Grocery stores - U.S.	907,465	907,634
Grocery stores - U.K.	1,492,945	1,131,760
Health and fitness	1,023,606	1,050,791
Home improvement - U.S.	666,622	608,222
Home improvement - U.K.	464,102	187,289
Restaurants-casual dining	493,962	515,226
Restaurants-quick service - U.S.	1,123,317	1,062,918
Theaters - U.S.	752,439	767,117
Transportation services	778,149	729,640
Wholesale club	441,279	407,584
Other non-reportable segments	3,415,781	3,042,916
Total net real estate	18,939,703	17,485,156
Intangible assets:
Automotive service	56,319	55,018
Beverages	17,146	9,401
Child care	18,852	19,848
Convenience stores	116,621	121,151
Dollar stores	87,620	77,176
Drug stores	160,033	167,975
Financial services	13,267	14,611
General merchandise	138,486	108,646
Grocery stores - U.S.	180,333	181,764
Grocery stores - U.K.	363,254	282,211
Health and fitness	63,290	67,537
Home improvement - U.S.	100,259	97,228
Home improvement - U.K.	118,272	57,369
Restaurants-casual dining	18,654	20,553
Restaurants-quick service - U.S.	44,951	47,517
Theaters - U.S.	26,650	28,292
Transportation services	56,913	53,902
Wholesale club	52,227	36,165
Other non-reportable segments	336,788	264,291
Other corporate assets	1,075,303	1,544,474
Total assets	$21,984,941	$20,740,285

	Three months ended June 30,		Six months ended June 30,
Revenue	2021	2020	2021	2020
Segment rental revenue:
Automotive service	$10,142	$8,661	$20,061	$17,332
Beverages	9,379	7,996	18,331	15,991
Child care	8,812	8,714	17,314	18,195
Convenience stores	51,088	46,819	101,216	93,552
Dollar stores	32,847	31,595	65,353	62,986
Drug stores	36,356	35,617	71,404	70,916
Financial services	7,593	7,573	15,317	15,116
General merchandise	16,852	11,887	32,086	23,404
Grocery stores - U.S.	19,581	19,485	39,262	38,994
Grocery stores - U.K.	23,782	11,739	44,640	22,143
Health and fitness	27,108	27,961	55,718	56,239
Home improvement - U.S.	13,544	11,382	26,582	22,692
Home improvement - U.K.	6,670	—	11,149	—
Restaurants-casual dining	12,019	11,431	23,725	23,969
Restaurants-quick service - U.S.	24,260	18,820	47,762	42,128
Theaters - U.S.	19,540	24,448	39,195	49,014
Transportation services	16,827	15,975	33,259	31,960
Wholesale club	10,148	9,588	20,090	19,176
Other non-reportable segments and contractually obligated reimbursements by our clients	113,708	100,510	217,157	198,551
Rental (including reimbursable)	460,256	410,201	899,621	822,358
Other	4,026	4,435	7,465	6,619
Total revenue	$464,282	$414,636	$907,086	$828,977
20.    Common Stock Incentive Plan
In March 2021, our Board of Directors adopted, and in May 2021, stockholders approved, the Realty Income 2021 Incentive Award Plan, or 2021 Plan, to enable us to motivate, attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The 2021 Plan offers our directors, employees and consultants an opportunity to own our stock and/or rights that will reflect our growth, development and financial success. Under the terms of the 2021 Plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, or SPR, stock appreciation rights, or SAR, and other awards, will be no more 8,924,231 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 3,200,000, and the maximum aggregate amount of cash that may be paid in cash during any calendar year with respect to one or more shares payable in cash shall be $10.0 million. The 2021 Plan replaced the Realty Income Corporation 2012 Incentive Award Plan, or the 2012 Plan, which was set to expire in March 2022. No further awards will be granted under the 2012 Plan. The disclosures below incorporate activity for both the 2012 Plan and the 2021 Plan.
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $4.5 million during the three months ended June 30, 2021, $4.9 million during the three months ended June 30, 2020, $8.2 million during the six months ended June 30, 2021, and $10.4 million during the six months ended June 30, 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO")). Upon the departure of our former CFO in March 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.

A.    Restricted Stock
During the six months ended June 30, 2021, we granted 112,498 shares of common stock under the 2012 and 2021 Plans. This included 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2021, 24,000 shares of which vested immediately and 12,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest in equal parts over a four-year service period.
As of June 30, 2021, the remaining unamortized share-based compensation expense related to restricted stock totaled $11.0 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the six months ended June 30, 2021, we granted 157,341 performance shares, as well as dividend equivalent rights, to our executive officers, of which 9,621 shares were subsequently forfeited, leaving 147,720 of the 2021 grants outstanding at June 30, 2021. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the six months ended June 30, 2021, we also granted 17,285 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of June 30, 2021, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $15.5 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
21.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
In connection with the Mergers, we expect to incur merger-related costs and, if the transaction is consummated, certain success-based fees and additional merger-related costs. In addition, we have been subject to lawsuits associated with the Merger Agreement. For further details, please refer to Note 3, Agreement and Plan of Merger.
At June 30, 2021, we had commitments of $9.4 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of June 30, 2021, we had committed $218.6 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
22.    Subsequent Events
A.    Dividend Increases
In July 2021, we declared a dividend of $0.2355 per share to our common stockholders, which will be paid in August 2021.
B.    Capital Raising
In July 2021, we raised $594.1 million from the issuance of 9,200,000 shares of common stock in an underwritten public offering, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. The company intends to use the net proceeds from this offering to repay borrowings under our commercial paper program, to fund potential investment opportunities and/or for other general corporate purposes.

In July 2021, we issued £400 million through the issuance of 1.125% senior unsecured notes due 2027 (the "2027 Notes") and £350 million through the issuance of 1.750% senior unsecured notes due 2033 (the "2033 Notes"). The public offering price for the 2027 Notes was 99.305% of the principal amount for an effective semi-annual yield to maturity of 1.242% and the public offering price for the 2033 Notes was 99.842% of the principal amount for an effective semi-annual yield to maturity of 1.757%. Combined, the new issues of the 2027 Notes and 2033 Notes have a weighted average term of 8.8 years and a weighted average effective semi-annual yield to maturity of 1.48%. The issuances represented our debut green bond offering.
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
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, or the economy generally; and
•The structure, timing and completion of the announced mergers between us and VEREIT, Inc. (the "Mergers") and uncertainties regarding whether the anticipated benefits or results of the proposed Mergers, if consummated, will be achieved.
Future events and actual results, financial and otherwise, may differ materially from the results discussed or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations or financial condition, estimated or future acquisitions of properties, or the estimated or potential impact of the proposed Mergers are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations, financial condition, property acquisitions and the impacts of the Mergers (if consummated) may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
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
•Acts of terrorism and war; and
•Any effects of the announcement, pendency or potential completion of the proposed Mergers on us and uncertainties regarding whether the anticipated benefits or results of the proposed Mergers, if consummated, will be achieved.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020 and those risks described in "Item 1A- Risk Factors" in Part II of this Quarterly Report on Form 10-Q, for the quarter ended June 30, 2021.
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
THE COMPANY
Realty Income, The Monthly Dividend Company®, is an S&P 500 company and member of the S&P 500 Dividend Aristocrats® index for having increased its dividend every year for over 25 consecutive years. We invest in people and places to deliver dependable monthly dividends that increase over time. The Company is structured as a real estate investment trust, or REIT, requiring it annually to distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The monthly dividends are supported by the cash flow generated from real estate owned under long-term lease agreements with our commercial clients.
Realty Income was founded in 1969, and listed on the New York Stock Exchange (NYSE: O) in 1994. Over the past 52 years, Realty Income has been acquiring and managing freestanding commercial properties that generate rental revenue under long-term lease agreements with our commercial clients.
At June 30, 2021, we owned a diversified portfolio:
•Of 6,761 properties;
•With an occupancy rate of 98.5%, or 6,658 properties leased and 103 properties available for lease or sale;
•Doing business in 58 separate industries;
•Located in all 50 U.S. states, Puerto Rico and the United Kingdom (U.K.);
•With approximately 118.3 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 17,500 square feet; approximately 12,600 square feet per retail property and 258,400 square feet per industrial property.
Of the 6,761 properties in the portfolio at June 30, 2021, 6,715, or 99.3%, are single-client properties, of which 6,616 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $23.5 million and $21.0 million for the three months ended June 30, 2021 and 2020, respectively, and $45.2 million and $41.3 million for the six months ended June 30, 2021 and 2020, respectively. In addition, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis.
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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of June 30, 2021, consisted of 6,761 properties located in all 50 U.S. states, Puerto Rico and the U.K., and doing business in 58 industries. None of the 58 industries represented in our property portfolio accounted for more than 11.6% of our annualized contractual rental revenue as of June 30, 2021.
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
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position clients to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail contractual rental revenue at June 30, 2021 is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.
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
At June 30, 2021, approximately 50% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At June 30, 2021, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 52% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
RECENT DEVELOPMENTS
Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly-owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us will merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT will merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to as the Merger and, together with the Partnership Merger, the Mergers.
Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the Mergers, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, will automatically be converted into 0.705 of a newly issued share of our common stock, subject to possible adjustment as provided in the Merger Agreement, (ii) each outstanding Series F preferred partnership unit of VEREIT OP owned by a partner other than VEREIT shall be converted into the right to receive $25.00, plus the accumulated and unpaid distributions described in the Merger Agreement, and (iii) each outstanding Series F preferred partnership unit of VEREIT OP owned by VEREIT will remain outstanding as a preferred partnership unit and each outstanding common partnership unit of VEREIT OP owned by VEREIT, Realty Income or their respective affiliates will remain outstanding as a common partnership unit in the surviving entity of VEREIT OP. Immediately prior to the Mergers, VEREIT will issue a redemption notice to redeem each share of issued and outstanding VEREIT Series F preferred stock at its redemption price in accordance with its terms.
In connection with the Mergers, we and VEREIT intend to contribute some or all of our office real estate properties to a newly formed, wholly owned subsidiary, which we refer to as OfficeCo, and, following the Mergers, for us to distribute the outstanding voting shares of common stock of OfficeCo to our stockholders (including former VEREIT stockholders who receive shares of our common stock in the Mergers) on a pro rata basis, which we refer to as the Spin-Off. Following the consummation of the Spin-Off, we and VEREIT intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, we and VEREIT may also or alternatively seek to sell some or all of the office real estate properties in connection with the closing of the Mergers or choose to retain some or all of the OfficeCo properties.
The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for VEREIT and us, in each case, as more fully described in the Merger Agreement. The consummation of the Mergers is also subject to certain customary closing conditions, including receipt of the approval by our stockholders and the stockholders of VEREIT. In addition, we will not be obligated to consummate the Mergers before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Mergers. If this condition is not satisfied or waived by us by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Mergers, regardless of whether the Spin-Off is ready to be consummated. Likewise, the Spin-Off is subject to various conditions and uncertainties and we and VEREIT may elect to sell some or all of the applicable office properties before the Spin-Off and we may elect not to proceed with the Spin-Off at all.
In connection with the Merger, we have filed a registration statement on Form S-4 (File No. 333-256772), declared effective by the SEC on June 29, 2021, that includes a joint proxy statement of Realty Income and VEREIT. Realty Income and VEREIT have each scheduled special meetings of their respective stockholders to be held on August 12, 2021 in connection with the Mergers and related transactions. Realty Income stockholders will be asked to consider and vote on a proposal to approve the issuance of Realty Income common stock in the Mergers pursuant to the Merger Agreement. VEREIT stockholders will be asked to consider and vote on a proposal to approve the Merger, on the terms and subject to the conditions of the Merger Agreement and a proposal to approve, by advisory (non-binding) vote, the compensation that may be paid or become payable to the named executive officers of VEREIT in connection with the Merger.
Merger-related Costs
In conjunction with our proposed acquisition of VEREIT, we incurred approximately $13.3 million of merger-related transaction costs during the three and six months ended June 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
In addition, we have engaged service providers, including investment banks and advisors, to help us negotiate the terms of the Merger and to advise us on other merger-related matters. In connection with these services, we expect to be required to pay success-based fees to the extent that certain conditions, including the closing of the Merger and consummation of the Spin-Off and/or sale of OfficeCo business, are met. As of June 30, 2021, we expect to incur approximately $18.0 million of such success fees. As closing of the Merger has not occurred, no such amounts have been paid or accrued through June 30, 2021. If closing of the Merger does not occur, we would not expect to be required to pay these fees.
Litigation Related to the Mergers
To date, purported stockholders of VEREIT filed 12 lawsuits challenging disclosures related to the Merger, and purported stockholders of Realty Income filed one lawsuit challenging the disclosures related to the Merger. Each lawsuit seeks, among other things, injunction relief enjoining the consummation of the Merger, if the Merger is consummated, rescission or rescissory damages and an award of the plaintiff's costs, including attorneys' and experts' fees. The defendants believe that all of the claims asserted are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defendants' defense of the actions will be successful. The outcome of these lawsuits can't be predicted and could have a significant impact on the timing or our ability to close the Merger. Additional lawsuits arising out of the Mergers may also be filed in the future.
Theater Industry Update
As of June 30, 2021, the theater industry represented 5.4% of annualized contractual rental revenue. As of June 30, 2021, we were fully reserved for the outstanding receivable balances for 37 theater properties. At June 30, 2021, the receivables outstanding for our 79 theater properties totaled $77.9 million, inclusive of $9.1 million of straight-line rent receivables, and net of $40.0 million of reserves, inclusive of $2.0 million of straight-line rent reserves. The following table summarizes reserves recorded as a reduction of rental revenue for theater properties (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Rental revenue reserves	$6.5	$13.8
Straight-line rent reserves	0.1	0.2
Total rental revenue reserves	$6.6	$14.0
Additionally, we did not record any provisions for impairment on theater properties for the six months ended June 30, 2021. See "Item 1A—Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.
Increases in Monthly Dividends to Common Stockholders
We have continued our 52-year policy of paying monthly dividends. In addition, we increased the dividend three times during 2021. As of July 2021, we have paid 95 consecutive quarterly dividend increases and increased the dividend 111 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2021:

2021 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005
2nd increase	Mar 2021	Apr 2021	$0.2350	$0.0005
3rd increase	Jun 2021	Jul 2021	$0.2355	$0.0005
The dividends paid per share during the six months ended June 30, 2021 totaled approximately $1.4085, as compared to approximately $1.3915 during the six months ended June 30, 2020, an increase of $0.0170, or 0.9%.
The monthly dividend of $0.2355 per share represents a current annualized dividend of $2.826 per share, and an annualized dividend yield of approximately 4.2% based on the last reported sale price of our common stock on the NYSE of $66.74 on June 30, 2021. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Three and Six Months Ended June 30, 2021
Below is a listing of our acquisitions in the U.S. and U.K. for the periods indicated below:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended June 30, 2021 (2)
Acquisitions - U.S. (in 24 states)	96	2,186,109	$485,424	13.9	5.3%
Acquisitions - U.K. (3)	29	2,200,493	591,821	9.3	6.1%
Total acquisitions	125	4,386,602	$1,077,245	11.2	5.7%
Properties under development - U.S.	31	1,898,893	56,867	15.6	5.9%
Total (4)	156	6,285,495	$1,134,112	11.5	5.7%

Six months ended June 30, 2021 (2)
Acquisitions - U.S. (in 29 states)	173	4,484,715	$1,052,333	13.7	5.5%
Acquisitions - U.K. (3)	41	3,133,460	994,783	9.8	5.6%
Total acquisitions	214	7,618,175	$2,047,116	11.8	5.5%
Properties under development - U.S.	40	2,015,992	114,798	15.6	5.7%
Total (5)	254	9,634,167	$2,161,914	12.0	5.5%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield for the three and six months ended June 30, 2021 includes approximately $850,000 received as settlement credits for four properties acquired as reimbursement of free rent periods.
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
(2)None of our investments during the three and six months ended June 30, 2021 caused any one client to be 10% or more of our total assets at June 30, 2021. All of our investments in acquired properties during the three and six months ended June 30, 2021 were 100% leased at the acquisition date.
(3)Represents investments of £424.9 million Sterling during the three months ended June 30, 2021 and £715.1 million Sterling during the six months ended June 30, 2021 converted at the applicable exchange rate on the date of acquisition.
(4)Our clients occupying the new properties operate in 19 industries and are 85.1% retail and 14.9% industrial, based on rental revenue. Approximately 54% of the rental revenue generated from acquisitions during the three months ended June 30, 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.
(5)Our clients occupying the new properties operate in 28 industries and are 75.8% retail and 24.2% industrial, based on rental revenue. Approximately 47% of the rental revenue generated from acquisitions during the six months ended June 30, 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.

Portfolio Discussion
 Leasing Results
At June 30, 2021, we had 103 properties available for lease or sale out of 6,761 properties in our portfolio, which represents a 98.5% occupancy rate based on the number of properties in our portfolio.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended June 30, 2021
Properties available for lease at March 31, 2021	131
Lease expirations (1)	66
Re-leases to same client	(54)
Re-leases to new client	(2)
Vacant dispositions	(38)
Properties available for lease at June 30, 2021	103

Six months ended June 30, 2021
Properties available for lease at December 31, 2020	140
Lease expirations (1)	126
Re-leases to same client	(91)
Re-leases to new client	(15)
Vacant dispositions	(57)
Properties available for lease at June 30, 2021	103
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended June 30, 2021, the annual new rent on re-leases was $10.44 million, as compared to the previous annual rent of $9.97 million on the same units, representing a rent recapture rate of 104.7% on the units re-leased. We re-leased one unit to a new client without a period of vacancy, and two units to new clients after a period of vacancy.
During the six months ended June 30, 2021, the annual new rent on re-leases was $21.97 million, as compared to the previous annual rent of $21.12 million on the same units, representing a rent recapture rate of 104.0% on the units re-leased. We re-leased three units to new clients without a period of vacancy, and 17 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At June 30, 2021, our average annualized contractual rent was approximately $15.37 per square foot on the 6,658 leased properties in our portfolio. At June 30, 2021, we classified 33 properties, with a carrying amount of $39.5 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended June 30, 2021, we capitalized costs of $2.8 million on existing properties in our portfolio, consisting of $121,000 for re-leasing costs, $28,000 for recurring capital expenditures, and $2.6 million for non-recurring building improvements. During the six months ended June 30, 2021, we capitalized costs of $4.3 million on existing properties in our portfolio, consisting of $827,000 for re-leasing costs, $51,000 for recurring capital expenditures, and $3.4 million for non-recurring building improvements.
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
Capital Raising
During the three months ended June 30, 2021, we raised $457.5 million from the sale of common stock at a weighted average price of $69.01 per share, primarily through our At-The-Market-Program.
During the six months ended June 30, 2021, we raised $1.15 billion from the sale of common stock at a weighted average price of $61.29, primarily from 12,075,000 shares issued in an overnight underwritten public offering during the three months ended March 31, 2021, where we raised $669.6 million, including 1,575,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares, and from the sale of common stock through our At-The-Market-Program.
In July 2021, we raised $594.1 million from the issuance of 9,200,000 shares of common stock in an underwritten public offering, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
In July 2021, we issued £400 million through the issuance of 1.125% senior unsecured notes due 2027 (the "2027 Notes") and £350 million through the issuance of 1.750% senior unsecured notes due 2033 (the "2033 Notes"). The public offering price for the 2027 Notes was 99.305% of the principal amount for an effective semi-annual yield to maturity of 1.242% and the public offering price for the 2033 Notes was 99.842% of the principal amount for an effective semi-annual yield to maturity of 1.757%. Combined, the new issues of the 2027 Notes and 2033 Notes have a weighted average term of 8.8 years and a weighted average effective semi-annual yield to maturity of 1.48%. The issuances represented our debut green bond offering of Sterling-denominated notes.
Early Redemption of 3.250% Notes Due October 2022
In January 2021, we completed the early redemption on all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt during the three months ended March 31, 2021. Loss on extinguishment of debt is excluded in our calculation of AFFO.
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

The majority of lease concessions granted to our clients during 2020 and the six months ended June 30, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under GAAP), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from clients. We believe that not all client requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.

Percentages of Contractual Rent Collected as of June 30, 2021

	Month Ended April 30, 2021	Month Ended May 31, 2021	Month Ended June 30, 2021	Quarter Ended June 30, 2021

Contractual rent collected(1) across total portfolio	95.5%	95.5%	96.7%	95.9%
Contractual rent collected(1) from our top 20 clients (2)	92.7%	92.7%	94.8%	93.4%
Contractual rent collected(1) from our investment grade clients (3)	100.0%	100.0%	100.0%	100.0%
Contractual rent collected from our theater clients	32.3%	31.5%	51.0%	38.3%
Contractual rent collected from our health and fitness clients	94.8%	94.5%	93.9%	94.4%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through June 30, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rents from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing our total portfolio annualized contractual rent.
(2) We define our top 20 clients as our 20 largest clients based on percentage of total portfolio annualized contractual rent as of June 30, 2021 for all periods.
(3) We define investment grade clients as clients with a credit rating, and our clients that are subsidiaries or affiliates of companies with a credit rating, as of the balance sheet date, of Baa3/BBB- or higher from one of the three major rating agencies (Moody’s/S&P/Fitch).
As the adverse impacts of the COVID-19 pandemic and the measures taken to limit its spread continue to evolve, the ability of our clients to continue to pay rent to us may further diminish, and therefore we cannot assure you that our historical rental collections are indicative of our rental collections in the future. As a result of the impacts of the COVID-19 pandemic and the measures taken to limit its spread, our revenues in the foreseeable future may decline, and that decline may continue or increase in subsequent periods as long as such impacts continue to exist.
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,		% Increase (Decrease)
					Three months	Six months
	2021	2020	2021	2020
Total revenue	$464.3	$414.6	$907.1	$829.0	12.0%	9.4%
Net income available to common stockholders (1)	$124.5	$107.8	$220.4	$254.7	15.5%	(13.5)%
Net income per share (2)	$0.33	$0.31	$0.59	$0.75	6.5%	(21.3)%
Funds from operations available to common stockholders (FFO)	$314.4	$288.3	$582.1	$565.4	9.1%	3.0%
FFO per share (2)	$0.84	$0.84	$1.56	$1.66	—%	(6.0)%
Normalized funds from operations available to common stockholders (Normalized FFO)	$327.7	$288.3	$595.4	$565.4	13.7%	5.3%
Normalized FFO per share (2)	$0.88	$0.84	$1.60	$1.66	4.8%	(3.6)%
Adjusted funds from operations available to common stockholders (AFFO)	$327.6	$295.2	$645.9	$592.5	11.0%	9.0%
AFFO per share (2)	$0.88	$0.86	$1.73	$1.74	2.3%	(0.6)%
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
Our financial results in the six months ended June 30, 2021 were impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of our 3.250% notes due October 2022 and $13.3 million of merger-related costs related to our proposed merger with VEREIT. Our financial results in the six months ended June 30, 2020 were impacted by a $9.8 million loss on extinguishment of debt due to the January

2020 early redemption of the 5.750% notes due 2021, and a $3.5 million executive severance charge for our former chief financial officer.
See our discussion of FFO, Normalized FFO, and AFFO (which are not financial measures under generally accepted accounting principles, or GAAP), later in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this quarterly report, which includes a reconciliation of net income available to common stockholders to FFO and Normalized FFO, and AFFO.
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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2021, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, credit facility borrowings and commercial paper were $9.2 billion, or approximately 26.6% of our total market capitalization of $34.6 billion.
We define our total market capitalization at June 30, 2021 as the sum of:
•Shares of our common stock outstanding of 380,174,042, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $66.74 per share on June 30, 2021, or $25.4 billion;
•Outstanding borrowings of $635.3 million on our revolving credit facility, consisting entirely of Sterling-denominated borrowings of £460.0 million;
•Outstanding borrowings of $650.0 million on our commercial paper program;
•Outstanding mortgages payable of $299.9 million, excluding net mortgage premiums of $1.6 million and deferred financing costs of $942,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $543,000; and
•Outstanding senior unsecured notes and bonds of $7.36 billion, including Sterling-denominated notes of £715.0 million, and excluding unamortized net original issuance premiums of $11.7 million and deferred financing costs of $44.1 million.
Universal Shelf Registration
In June 2021, we filed a shelf registration statement with the SEC, which is effective for a term of three years and will expire in June 2024. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (1) common stock, (2) preferred stock, (3) debt securities, (4) depositary shares representing fractional interests in shares of preferred stock, (5) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (6) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 33,402,405 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During the three and six months ended June 30, 2021, we issued 6,589,598 shares and raised approximately $454.8 million under the ATM program. At June 30, 2021, we had 9,088,433 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
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
In July 2021, we issued 9,200,000 shares of common stock in an overnight underwritten public offering, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the company intends to use the net proceeds of $594.1 million to repay borrowings under our $1.0 billion commercial paper program, to fund potential investment opportunities and/or for other general corporate purposes.
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the six months ended June 30, 2021. During the three months ended June 30, 2021, we issued 39,423 shares and raised approximately $2.7 million under our DRSPP. During the six months ended June 30, 2021, we issued 82,817 shares and raised approximately $5.3 million under our DRSPP. At June 30, 2021, we had 11,420,562 shares remaining for future issuance under our DRSPP program.
Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of June 30, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
As of June 30, 2021, we had a borrowing capacity of $2.4 billion available on our revolving credit facility and an outstanding balance of $635.3 million, consisting entirely of Sterling-denominated borrowings of £460.0 million. The weighted average interest rate on borrowings under our revolving credit facility during the six months ended June 30, 2021 was 0.9% per annum. We must comply with various financial and other covenants in our credit facility. At June 30, 2021, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At June 30, 2021, we had an outstanding balance of $650.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.3% for the six months ended June 30, 2021. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
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
Mortgage Debt
As of June 30, 2021, we had $299.9 million of mortgages payable, all of which were assumed in connection with our property acquisitions, including a Sterling-denominated mortgage payable of £31.0 million assumed during the three months ended June 30, 2021. Additionally, at June 30, 2021, we had net premiums totaling $1.6 million on these mortgages and deferred financing costs of $942,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the six months ended June 30, 2021, we made $42.6 million in principal payments, including the repayment of five mortgages in full for $40.9 million.
Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of June 30, 2021, sorted by maturity date (dollars in millions):

4.650% notes, issued in July 2013 and due in August 2023	$750
3.875% notes, issued in June 2014 and due in July 2024	350
3.875% notes, issued in April 2018 and due in April 2025	500
0.750% notes, issues December 2020 and due in March 2026	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	650
3.000% notes, issued in October 2016 and due in January 2027	600
3.650% notes, issued in December 2017 and due in January 2028	550
3.250% notes, issued in June 2019 and due in June 2029	500
1.625% notes, issued in October 2020 and due December 2030 (1)	552
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	950
1.800% notes, issued in December 2020 and due in March 2033	400
2.730% notes, issued in May 2019 and due in May 2034 (1)	435
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	550
Total principal amount	$7,362
Unamortized net original issuance premiums and deferred financing costs	(32)
$7,330
(1) Represents the principal balance (in U.S. dollars) of the October 2020 Sterling-denominated note offering and May 2019 Sterling-denominated private placement of £400.0 million and £315.0 million, respectively, converted at the applicable exchange rate on June 30, 2021.
In July 2021, we issued £400 million of 1.125% senior unsecured notes due July 2027 (the "2027" Notes) and £350 million of 1.750% senior unsecured notes due July 2033 (the "2033" Notes). The public offering price for the 2027 Notes was 99.305% of the principal amount for an effective semi-annual yield to maturity of 1.242% and the public offering price for the 2033 Notes was 99.842% of the principal amount for an effective semi-annual yield to maturity of 1.757%. Combined, the new issues of the 2027 Notes and 2033 Notes have a weighted average term of 8.8 years and a weighted average effective semi-annual yield to maturity of 1.48%. The issuances represented our debut green bond offering.
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of June 30, 2021. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020, our 2027 Notes, and our 2033 Notes, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of June 30, 2021 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	39.1%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.3%
Debt service coverage (trailing 12 months) (1)	> 1.5x	6.0
Maintenance of total unencumbered assets	> 150% of unsecured debt	259.6%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on July 1, 2020 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of July 1, 2020, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at June 30, 2021 (in thousands, for trailing twelve months):

Net income available to common stockholders	$361,254
Plus: interest expense, excluding the amortization of deferred financing costs	292,963
Plus: loss on extinguishment of debt	46,473
Plus: provision for taxes	24,542
Plus: depreciation and amortization	709,899
Plus: provisions for impairment	148,851
Plus: pro forma adjustments	114,442
Less: gain on sales of real estate	(59,705)

Income available for debt service, as defined	$1,638,719

Total pro forma debt service charge	$273,687

Debt service and fixed charge coverage ratio	6.0
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2021, we had cash and cash equivalents totaling $231.2 million, inclusive of £49.8 million Sterling.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.

Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of June 30, 2021, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at June 30, 2021: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our ratings as of June 30, 2021, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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
Table of Obligations
The following table summarizes the maturity of each of our obligations as of June 30, 2021 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Senior Unsecured Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2021	$650.0	$—	$—	$1.9	$144.2	$0.8	$6.9	$202.1	$1,005.9
2022	—	—	—	112.1	278.5	1.6	13.8	43.9	449.9
2023	635.3	750.0	—	20.9	269.8	1.6	13.8	—	1,691.4
2024	—	350.0	250.0	112.5	224.8	1.6	13.9	—	952.8
2025	—	500.0	—	42.4	193.4	1.4	13.6	—	750.8
Thereafter	—	5,762.5	—	10.1	1,224.0	18.8	56.0	—	7,071.4
Totals	$1,285.3	$7,362.5	$250.0	$299.9	$2,334.7	$25.8	$118.0	$246.0	$11,922.2
(1)The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions. Borrowings of $650.0 million under the commercial paper program were due in July 2021.
(2)Excludes non-cash original issuance discounts and premiums recorded on notes payable of $11.7 million and deferred financing costs of $44.1 million. The table of obligations also excludes the July 2021 issuances of £400 million of senior unsecured notes due July 2027 and £350 million of senior unsecured notes due July 2033.
(3)Excludes deferred financing costs of $543,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $1.6 million and deferred financing costs of $942,000.
(5)Interest on the term loan, notes, bonds, mortgages payable, and commercial paper program has been calculated based on outstanding balances at period end through their respective maturity dates. Excludes interest from the July 2021 issuances of £400 million of 1.125% senior unsecured notes due July 2027 and £350 million of 1.750% senior unsecured notes due July 2033.
(6)Realty Income currently pays the ground lessors directly for the rent under the ground leases.
(7)Our clients, who are generally sub-clients under ground leases, are responsible for paying the rent under these ground leases. In the event our client fails to pay the ground lease rent, we are primarily responsible.
(8)“Other” consists of $218.6 million of commitments under construction contracts, $9.4 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements and $18.0 million of success fees related to our proposed merger with VEREIT. If closing of the Merger does not occur, we would not expect to be required to pay these success fees.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2020, our cash distributions to common stockholders totaled $964.2 million, or approximately 119.8% of our estimated taxable income of $804.9 million. Our estimated taxable income reflects non-cash deductions for depreciation and amortization. Our estimated taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the six months ended June 30, 2021 totaled $524.1 million, representing 81.1% of our adjusted funds from operations available to common stockholders of $645.9 million. In comparison, our 2020 cash distributions to common stockholders totaled $964.2 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $1.173 billion.
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
When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 and the six months ended June 30, 2021 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to our applicable clients. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. As of June 30, 2021, other than the information related to the reserves we have recorded to such date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
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

The following is a comparison of our results of operations for the three and six months ended June 30, 2021, to the three and six months ended June 30, 2020.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		Increase/ (Decrease)
	2021	2020	2021	2020	Three Months	Six Months
REVENUE
Rental (excluding reimbursable)	$436,735	$389,237	$854,422	$781,028	$47,498	$73,394
Rental (reimbursable)	23,521	20,964	45,199	41,330	2,557	3,869
Other	4,026	4,435	7,465	6,619	(409)	846
Total revenue	$464,282	$414,636	$907,086	$828,977	$49,646	$78,109
Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands):

			Three Months Ended June 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change	% Change
Properties acquired subsequent to December 31, 2019	473	15,360,676	$52,279	$9,287	$42,992	462.9%
Same store rental revenue	6,114	96,554,182	373,783	371,768	2,015	0.5%
Constant currency adjustment (2)	N/A	N/A	421	(1,384)	1,805	(130.4)%
Properties sold subsequent to December 31, 2019	197	4,407,860	411	3,312	(2,901)	(87.6)%
Straight-line rent and other non-cash adjustments	N/A	N/A	4,298	(1,518)	5,816	(383.1)%
Vacant rents, development and other (3)	174	3,157,499	5,543	7,772	(2,229)	(28.7)%
Totals			$436,735	$389,237	$47,498	12.2%
(1) Excludes 3,231,790 square feet from properties ground leased to clients.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2021 of 1.38 GBP/USD.
(3) Relates to the aggregate of (i) rental revenue from properties (166 properties comprising 2,802,043 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (eight properties comprising 335,456 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.

The table below summarizes the increase in rental revenue (excluding reimbursable) in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands):

			Six Months Ended June 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change	% Change
Properties acquired subsequent to December 31, 2019	473	15,360,676	$90,797	$12,575	$78,222	622.0%
Same store rental revenue	6,114	96,554,182	747,698	747,045	653	0.1%
Constant currency adjustment (2)	N/A	N/A	380	(2,232)	2,612	(117.0)%
Properties sold subsequent to December 31, 2019	197	4,407,860	1,214	8,600	(7,386)	(85.9)%
Straight-line rent and other non-cash adjustments	N/A	N/A	2,883	(1,782)	4,665	(261.8)%
Vacant rents, development and other (3)	174	3,157,499	11,450	16,822	(5,372)	(31.9)%
Totals			$854,422	$781,028	$73,394	9.4%
(1) Excludes 3,231,790 square feet from properties ground leased to clients.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of June 30, 2021 of 1.38 GBP/USD.
(3) Relates to the aggregate of (i) rental revenue from properties (166 properties comprising 2,802,043 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (eight properties comprising 335,456 square feet) under development, and (iii) lease termination settlements.
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
Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental income was negatively impacted by reserves recorded as reductions of rental revenue of $5.7 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020, and $13.0 million for the six months ended June 30, 2021 compared to $3.8 million for the six months ended June 30, 2020. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for the three and six months ended June 30, 2021 relative to the comparable periods for 2020 would have been 16.3% and 4.9%, respectively.
Rental revenue was negatively impacted by rent reserves for the three and six months ended June 30, 2021 and 2020, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. As the COVID-19 pandemic did not affect our rent collections until April 2020, there was no related impact for the three months ended March 31, 2020. The following table summarizes reserves recorded as a reduction of rental revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue reserves	$7.5	$6.4	$15.8	$7.4
Straight-line rent reserves	0.7	2.1	1.2	2.8
Total rental revenue reserves	$8.2	$8.5	$17.0	$10.2
Of the 6,761 properties in the portfolio at June 30, 2021, 6,715, or 99.3%, are single-client properties and the remaining are multi-client properties. Of the 6,715 single-client properties, 6,616, or 98.5%, were net leased at June 30, 2021.

Of the 6,779 in-place leases in the portfolio, which excludes 127 vacant units, 5,773 or 85.2% were under leases that provide for increases in rents through:
•Base rent increases tied to a consumer price index (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $596,000 in the three months ended June 30, 2021, $547,000 in the three months ended June 30, 2020, $1.6 million in the six months ended June 30, 2021 and $1.8 million in the six months ended June 30, 2020. We anticipate percentage rent to be less than 1% of rental revenue for 2021.
At June 30, 2021, our portfolio of 6,761 properties was 98.5% leased with 103 properties available for lease, as compared to 97.9% leased, with 140 properties available for lease at December 31, 2020, and 98.5% leased with 101 properties available for lease at June 30, 2020. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.
Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms and interest earned on cash and cash equivalents.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		$ Increase/ (Decrease)
	2021	2020	2021	2020	Three months	Six Months
EXPENSES
Depreciation and amortization	$187,789	$168,328	$365,774	$332,913	$19,461	$32,861
Interest	73,674	77,841	146,749	153,766	(4,167)	(7,017)
Property (excluding reimbursable)	8,213	5,488	15,034	10,728	2,725	4,306
Property (reimbursable)	23,521	20,964	45,199	41,330	2,557	3,869
General and administrative (1)	21,849	19,063	42,645	40,027	2,786	2,618
Provisions for impairment	17,246	13,869	19,966	18,347	3,377	1,619
Merger-related costs	13,298	—	13,298	—	13,298	13,298
Total expenses	$345,590	$305,553	$648,665	$597,111	$40,037	$51,554
Total revenue (2)	$440,761	$393,672	$861,887	$787,647
General and administrative expenses as a percentage of total revenue (1)(2)	5.0%	4.8%	4.9%	4.6%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.9%	1.4%	1.7%	1.4%
(1) General and administrative expenses for the six months ended June 30, 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3,463 and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the six months ended June 30, 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $36,564, which was used for our calculation.
(2) Excludes rental revenue (reimbursable).

Depreciation and Amortization
The increase in depreciation and amortization for the three and six months ended June 30, 2021 was primarily due to the acquisition of properties in 2020 and for the six months ended June 30, 2021, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.
Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$70,203	$73,622	$139,731	$145,817
Credit facility commitment fees	948	948	1,885	1,896
Amortization of debt origination and deferred financing costs	2,675	2,420	5,336	5,168
Loss on interest rate swaps	724	1,306	1,447	1,993
Amortization of net mortgage premiums	(205)	(356)	(485)	(710)
Amortization of net note premiums	(53)	(162)	(138)	(406)
Interest capitalized	(696)	(15)	(1,181)	(148)
Capital lease obligation	78	78	154	156
Interest expense	$73,674	$77,841	$146,749	$153,766

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$9,025,470	$8,534,969	$8,662,893	$8,195,899
Average interest rates	3.02%	3.33%	3.14%	3.46%
The decrease in interest expense for the three and six months ended June 30, 2021 is primarily due to lower average balances and interest rates on our credit facility, the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022, the June 2020 repayment of our previous $250.0 million term loan, repayments of outstanding mortgages and higher capitalized interest related to our development projects, partially offset by our 2020 issuances of notes.
During the six months ended June 30, 2021, the weighted average interest rate on our:
•Revolving credit facility outstanding borrowings of $635.3 million, consisting entirely of Sterling-denominated borrowings of £460.0 million, was 0.9%
•Commercial paper outstanding borrowings of $650.0 million was 0.3%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $543,000) was swapped to fixed at 3.9%;
•Mortgages payable of $299.9 million (excluding net premiums totaling $1.6 million and deferred financing costs of $942,000 on these mortgages) was 4.8%;
•Notes and bonds payable of $7.36 billion (excluding net unamortized original issue premiums of $11.7 million and deferred financing costs of $44.1 million) was 3.4%; and
•Combined outstanding notes, bonds, mortgages, term loan, revolving credit facility borrowings, and commercial paper borrowings of $9.20 billion (excluding all net premiums and deferred financing costs) was 3.1%.

Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At June 30, 2021, 103 properties were available for lease or sale, as compared to 140 at December 31, 2020, and 101 at June 30, 2020.
The increase in property expenses (excluding reimbursable) for the three and six months ended June 30, 2021 is primarily due to the increase in portfolio size, resulting in higher utilities, property-related legal expenses, property taxes, and reserves for contractually obligated reimbursements by our clients.
Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three and six months ended June 30, 2021 was primarily attributable to decreased vacancies, increase in property taxes paid on behalf of clients, and the increased portfolio size, which contributed to higher operating expenses primarily due to our acquisitions in 2020 and the six months ended June 30, 2021.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
General and administrative expenses for the six months ended June 30, 2020 included a severance charge of $3.5 million for our former CFO. Excluding this severance charge, general administrative expenses for the six months ended June 30, 2021 increased by $6.1 million. The increase in general and administrative expenses for the three and six months ended June 30, 2021 is primarily due to higher payroll-related costs and higher corporate-level professional fees, partially offset by lower costs for travel.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total provisions for impairment	$17.2	$13.9	$20.0	$18.3
Number of properties:
Classified as held for sale	14	1	14	1
Classified as held for investment	5	7	9	7
Sold	18	17	28	28
Merger-related Costs
In conjunction with our proposed merger with VEREIT, we incurred approximately $13.3 million of merger-related transaction costs during the six months ended June 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of properties sold	42	12	69	29
Net sales proceeds	$56.9	$7.4	$91.6	$133.6
Gain on sales of real estate	$14.9	$1.3	$23.3	$39.8

Foreign Currency and Derivative Gains/Losses, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt and certain remeasurement transactions.

Loss on Extinguishment of Debt
In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the six months ended June 30, 2021.
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt for the six months ended June 30, 2020.
Income Taxes
Income taxes are for city and state income and franchise taxes, and for U.K. income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three and six months ended June 30, 2021 was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the same periods in 2020.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,		% Increase / (Decrease)
	2021	2020	2021	2020	Three months	Six months
Net income available to common stockholders	$124.5	$107.8	$220.4	$254.7	15.5%	(13.5)%
Net income per share (1)	$0.33	$0.31	$0.59	$0.75	6.5%	(21.3)%
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
Net income available to common stockholders for the six months ended June 30, 2021 was negatively impacted by a $46.5 million loss on extinguishment of debt due to the January 2021 early redemption of the 3.250% notes due October 2022 and $13.3 million of merger-related costs related to our proposed merger with VEREIT. Net income available to common stockholders for the six months ended June 30, 2020 was negatively impacted by a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% Notes due January 2021.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses and executive severance charges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) real estate depreciation and amortization, (iv) provisions for impairment, (v) merger-related costs, (vi) gain on sales of real estate, and (vii) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized Adjusted EBITDAre, subject to certain adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to-Annualized Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.
The following table summarizes our Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended June 30,
	2021	2020
Net income (1)	$124,768	$108,070
Interest	73,674	77,841
Income taxes	9,225	2,838
Depreciation and amortization	187,789	168,328
Provisions for impairment	17,246	13,869
Merger-related costs	13,298	—
Gain on sales of real estate	(14,901)	(1,323)
Foreign currency and derivative (gains) losses, net	(400)	(502)
Quarterly Adjusted EBITDAre	$410,699	$369,121
Annualized Adjusted EBITDAre (2)	$1,642,796	$1,476,484
Annualized Pro forma Adjustments	42,118	1,396
Annualized Pro forma Adjusted EBITDAre	$1,684,914	$1,477,880

Net Debt (3)	$8,934,223	$7,539,432
Net Debt/Annualized Adjusted EBITDAre	5.4	5.1
Net Debt/Annualized Pro forma Adjusted EBITDAre	5.3	5.1
(1) Net income for the three months ended June 30, 2021 was negatively impacted by $8.2 million of rent reserves recorded as reductions of rental revenue, of which $723,000 relates to straight-line rent receivables. Net income for the three months ended June 30, 2020 was negatively impacted by $8.5 million of rent reserves recorded as reductions of rental revenue, of which $2.1 million relates to straight-line rent receivables.
(2) We calculate Annualized Adjusted EBITDAre by multiplying the Quarterly Adjusted EBITDAre by four.
(3) Net Debt is total debt per the consolidated balance sheet, less cash and cash equivalents.
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

	Three months ended June 30,
Dollars in thousands	2021	2020
Annualized pro forma adjustments from properties acquired or stabilized	$42,120	$2,579
Annualized pro forma adjustments from properties disposed	(2)	(1,183)
Annualized Pro forma Adjustments	$42,118	$1,396

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,		% Increase / (Decrease)
	2021	2020	2021	2020	Three months	Six months
FFO available to common stockholders	$314.4	$288.3	$582.1	$565.4	9.1%	3.0%
FFO per share (1)	$0.84	$0.84	$1.56	$1.66	—%	(6.0)%
Normalized FFO available to common stockholders	$327.7	$288.3	$595.4	$565.4	13.7%	5.3%
Normalized FFO per share (1)	$0.88	$0.84	$1.60	$1.66	4.8%	(3.6)%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO in the six months ended June 30, 2021 were impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic, a loss on extinguishment of debt due to the early redemption of the 3.250% notes due 2022 in January 2021, and $13.3 million of merger-related costs related to our proposed merger with VEREIT.
FFO and Normalized FFO in the six months ended June 30, 2020 were impacted by a loss on extinguishment of debt due to the early redemption of the 5.750% notes due 2021 in January 2020 and an executive severance charge for our former CFO in March 2020.
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$124,479	$107,824	$220,419	$254,651
Depreciation and amortization	187,789	168,328	365,774	332,913
Depreciation of furniture, fixtures and equipment	(73)	(152)	(444)	(278)
Provisions for impairment	17,246	13,869	19,966	18,347
Gain on sales of real estate	(14,901)	(1,323)	(23,302)	(39,829)
FFO adjustments allocable to noncontrolling interests	(165)	(208)	(331)	(363)
FFO available to common stockholders	$314,375	$288,338	$582,082	$565,441
FFO allocable to dilutive noncontrolling interests	348	348	705	717
Diluted FFO	$314,723	$288,686	$582,787	$566,158

FFO available to common stockholders	$314,375	$288,338	$582,082	$565,441
Merger-related costs	13,298	—	13,298	—
Normalized FFO available to common stockholders	$327,673	$288,338	$595,380	$565,441
Normalized FFO allocable to dilutive noncontrolling interests	348	348	705	717
Diluted Normalized FFO	$328,021	$288,686	$596,085	$566,158

FFO per common share, basic and diluted	$0.84	$0.84	$1.56	$1.66
Normalized FFO per common share, basic and diluted	$0.88	$0.84	$1.60	$1.66

Distributions paid to common stockholders	$263,358	$240,470	$524,056	$474,294
FFO available to common stockholders in excess of distributions paid to common stockholders	$51,017	$47,868	$58,026	$91,147
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$64,315	$47,868	$71,324	$91,147
Weighted average number of common shares used for FFO and normalized FFO:
Basic	374,236,424	343,515,406	372,879,165	340,061,487
Diluted	374,804,142	344,148,378	373,434,863	340,744,384
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales. We define Normalized FFO, a non-GAAP financial measure, is FFO excluding merger-related costs related to our proposed merger with VEREIT.
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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,		% Increase / (Decrease)
	2021	2020	2021	2020	Three months	Six months
AFFO available to common stockholders	$327.6	$295.2	$645.9	$592.5	11.0%	9.0%
AFFO per share (1)	$0.88	$0.86	$1.73	$1.74	2.3%	(0.6)%
(1) All per share amounts are presented on a diluted per common share basis.
AFFO in the three and six months ended June 30, 2021 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders (1)	$124,479	$107,824	$220,419	$254,651
Cumulative adjustments to calculate Normalized FFO (2)	203,194	180,514	374,961	310,790
Normalized FFO available to common stockholders	327,673	288,338	595,380	565,441
Executive severance charge (3)	—	—	—	3,463
Loss on extinguishment of debt	—	—	46,473	9,819
Amortization of share-based compensation	4,472	4,882	8,169	8,624
Amortization of deferred financing costs (4)	1,710	1,476	3,375	2,836
Amortization of net mortgage premiums	(205)	(356)	(485)	(710)
Loss on interest rate swaps	724	1,306	1,446	1,992
Straight-line payments from cross-currency swaps (5)	584	623	1,202	1,346
Leasing costs and commissions	(121)	(973)	(827)	(1,111)
Recurring capital expenditures	(27)	(21)	(50)	(21)
Straight-line rent	(11,004)	(6,242)	(21,467)	(14,024)
Amortization of above and below-market leases, net	3,934	6,087	13,234	12,517
Other adjustments (6)	(93)	121	(581)	2,291
AFFO available to common stockholders	$327,647	$295,241	$645,869	$592,463
AFFO allocable to dilutive noncontrolling interests	344	356	695	732
Diluted AFFO	$327,991	$295,597	$646,564	$593,195

AFFO per common share, basic and diluted	$0.88	$0.86	$1.73	$1.74

Distributions paid to common stockholders	$263,358	$240,470	$524,056	$474,294

AFFO available to common stockholders in excess of distributions paid to common stockholders	$64,289	$54,771	$121,813	$118,169
Weighted average number of common shares used for computation per share:
Basic	374,236,424	343,515,406	372,879,165	340,061,487
Diluted	374,804,142	344,148,378	373,434,863	340,744,384
(1)As of June 30, 2021, there was $40.5 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB) and $61.2 million of uncollected rent for which we have not granted a lease concession.
(2)See reconciling items for Normalized FFO presented under “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)."
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
Presentation of the information regarding FFO, Normalized FFO, and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, Normalized FFO, and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, Normalized FFO, and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO, Normalized FFO, and AFFO should not be considered as alternatives to reviewing our cash flows from operating, investing, and financing activities. In addition, FFO, Normalized FFO, and AFFO should not be considered as measures of liquidity, our ability to make cash distributions, or our ability to pay interest payments.
PROPERTY PORTFOLIO INFORMATION
At June 30, 2021, we owned a diversified portfolio:
•Of 6,761 properties;
•With an occupancy rate of 98.5%, or 6,658 properties leased and 103 properties available for lease or sale;
•Doing business in 58 separate industries;
•Located in all 50 U.S. states, Puerto Rico and the U.K.;
•With approximately 118.3 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 17,500 square feet; approximately 12,600 square feet per retail property and 258,400 square feet per industrial property.
At June 30, 2021, 6,658 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our clients are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the client's gross sales above a specified level, or fixed increases.
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
	Jun 30, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016
U.S.
Aerospace	0.6%	0.6%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.2	1.3	1.1	1.2	1.4	1.7
Automotive collision services	1.1	1.1	1.0	0.9	1.0	1.0
Automotive parts	1.5	1.6	1.6	1.7	1.5	1.3
Automotive service	2.8	2.7	2.6	2.3	2.5	2.0
Automotive tire services	1.9	2.0	2.1	2.3	2.5	2.6
Beverages	2.1	2.1	2.0	2.4	2.6	2.8
Child care	2.0	2.1	2.1	2.2	1.7	1.7
Consumer electronics	0.3	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.5	0.6	0.6	0.7	0.7	0.9
Convenience stores	11.6	11.9	12.3	12.6	9.3	10.0
Crafts and novelties	0.9	0.9	0.6	0.6	0.6	0.5
Diversified industrial	0.8	0.8	0.7	0.8	0.8	0.9
Dollar stores	7.4	7.6	7.9	7.3	7.5	8.0
Drug stores	7.6	8.2	8.8	9.4	10.2	10.8
Education	0.2	0.2	0.2	0.3	0.3	0.3
Electric utilities	*	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.4	0.4
Equipment services	0.2	0.3	0.4	0.4	0.4	0.5
Financial services	1.7	1.8	2.0	2.4	2.3	2.6
Food processing	0.6	0.7	0.7	0.5	0.6	1.0
General merchandise	3.7	3.4	2.5	2.1	2.3	1.9
Government services	0.5	0.6	0.7	0.9	0.9	1
Grocery stores	4.6	4.9	5.2	5.0	5.3	3.5
Health and beauty	0.2	0.2	0.2	0.2	*	*
Health and fitness	6.2	6.7	7.0	7.1	7.7	7.6
Health care	1.5	1.5	1.6	1.6	1.4	1.5
Home furnishings	0.7	0.7	0.8	0.8	0.9	0.9
Home improvement	3.1	3.1	2.9	2.8	2.9	2.5
Machinery	0.1	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.6	1.6	1.6	1.8	2.0	2.0
Office supplies	0.1	0.1	0.2	0.2	0.2	0.3
Other manufacturing	0.4	0.4	0.6	0.7	0.8	0.8
Packaging	0.8	0.9	0.8	1.0	1.1	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.7	0.7	0.7	0.5	0.6	0.6
Restaurants - casual dining	2.5	2.8	3.2	3.3	3.6	3.7
Restaurants - quick service	5.3	5.3	5.8	6.3	5.2	4.8
Shoe stores	0.2	0.2	0.2	0.5	0.6	0.6
Sporting goods	0.7	0.7	0.8	0.9	1.0	1.5
Telecommunications	0.4	0.5	0.5	0.6	0.6	0.7
Theaters	5.4	5.6	6.1	5.3	5.7	4.6
Transportation services	3.8	3.9	4.3	5.0	5.4	5.7
Wholesale clubs	2.5	2.4	2.5	2.9	3.1	3.4
Other	0.7	0.2	0.7	0.7	0.8	0.8
Total U.S.	91.1%	93.8%	97.3%	100.0%	100.0%	100.0%
U.K.
Grocery stores	5.9	4.9	2.7	—	—	—
Health care	0.1	0.1	—	—	—	—
Home improvement	2.1	1.2	—	—	—	—
Warehousing and storage	0.3	—	—	—	—	—
Other U.K.	0.5	*	*	—	—	—
Total U.K.	8.9%	6.2%	2.7%	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of June 30, 2021 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent as of June 30, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Retail	6,579	82,932,000	$1,506,930	84.1%
Industrial	124	32,039,800	206,077	11.5
Office	42	3,141,100	49,627	2.8
Agriculture	16	191,200	28,269	1.6
Totals	6,761	118,304,100	$1,790,903	100.0%
(1)Includes leasable building square footage. Excludes 3,600 acres of leased land categorized as agriculture at June 30, 2021.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at June 30, 2021:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
7-Eleven	592	6.0%
Walgreens	245	5.2%
Dollar General	831	4.3%
FedEx	41	3.5%
Sainsbury's	23	3.4%
Dollar Tree/ Family Dollar	552	3.1%
LA Fitness	56	2.9%
AMC Theaters	34	2.7%
Regal Cinemas (Cineworld)	41	2.5%
Walmart / Sam's Club	57	2.5%
Life Time Fitness	16	2.3%
B&Q (Kingfisher)	15	1.8%
BJ's Wholesale Clubs	17	1.8%
Tesco	12	1.8%
Circle K (Couche-Tard)	237	1.5%
Treasury Wine Estates	17	1.5%
CVS Pharmacy	88	1.5%
Home Depot	23	1.4%
Kroger	22	1.4%
Fas Mart (GPM Investments)	199	1.2%
Total	3,118	52.1%
(1) Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of June 30, 2021 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of June 30, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2021	89	7	780,000	$15,481	1.0%
2022	350	22	8,143,800	75,173	4.2
2023	545	23	9,711,700	120,666	6.7
2024	420	18	7,553,100	97,351	5.4
2025	513	22	8,750,300	131,491	7.3
2026	428	9	7,266,300	98,533	5.5
2027	460	4	7,065,500	99,230	5.5
2028	596	14	12,191,200	147,576	8.2
2029	548	6	9,612,200	137,698	7.7
2030	256	12	7,406,900	85,892	4.8
2031	279	21	9,134,600	136,770	7.6
2032	320	12	5,367,200	111,492	6.2
2033	297	5	4,054,700	72,892	4.1
2034	320	3	5,561,900	131,730	7.5
2035	272	1	2,695,200	68,525	3.8
2036 - 2047	897	10	11,235,000	260,403	14.5
Totals	6,590	189	116,529,600	$1,790,903	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 127 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of June 30, 2021 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of June 30, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	226	96%	2,149,000	$31,260	1.7%
Alaska	3	100	274,600	2,148	0.1
Arizona	149	97	2,067,900	30,293	1.7
Arkansas	98	99	1,171,200	14,500	0.8
California	241	98	7,853,800	151,722	8.6
Colorado	96	97	1,554,100	23,951	1.3
Connecticut	18	89	1,274,100	12,338	0.7
Delaware	19	100	101,400	3,136	0.2
Florida	431	98	5,062,100	90,077	5.0
Georgia	300	99	4,547,800	59,856	3.3
Hawaii	22	100	47,800	6,926	0.4
Idaho	14	93	103,200	1,713	0.1
Illinois	308	96	7,650,200	99,425	5.6
Indiana	207	100	2,621,400	41,197	2.3
Iowa	45	93	2,525,700	18,236	1.0
Kansas	116	100	2,200,600	24,955	1.4
Kentucky	96	99	1,848,400	22,715	1.3
Louisiana	137	97	1,951,900	25,673	1.4
Maine	27	100	277,800	5,721	0.3
Maryland	37	100	1,459,400	24,636	1.4
Massachusetts	60	97	1,000,200	18,852	1.1
Michigan	247	100	2,790,900	43,311	2.4
Minnesota	176	99	2,357,400	47,074	2.6
Mississippi	195	98	2,114,300	24,351	1.4
Missouri	186	96	3,023,900	40,095	2.2
Montana	12	100	89,100	2,240	0.1
Nebraska	59	100	835,300	8,769	0.5
Nevada	26	100	1,701,500	16,310	0.9
New Hampshire	15	100	329,000	6,274	0.4
New Jersey	81	98	1,382,300	31,098	1.7
New Mexico	58	100	495,500	8,709	0.5
New York	154	100	3,388,600	72,922	4.1
North Carolina	215	99	3,980,800	54,020	3.0
North Dakota	8	75	126,900	1,327	0.1
Ohio	373	99	6,863,900	73,591	4.1
Oklahoma	192	100	2,553,600	33,815	1.9
Oregon	31	100	665,100	11,977	0.7
Pennsylvania	214	99	2,386,600	46,033	2.6
Rhode Island	3	100	158,000	2,584	0.1
South Carolina	180	99	1,816,300	36,172	2.0
South Dakota	19	89	249,900	2,587	0.1
Tennessee	263	98	3,900,300	50,663	2.8
Texas	842	100	13,373,600	186,765	10.5
Utah	23	100	949,700	10,068	0.6
Vermont	2	100	84,600	1,467	0.1
Virginia	219	100	3,425,000	45,317	2.5
Washington	52	98	1,075,500	18,163	1.0
West Virginia	41	98	571,300	7,554	0.4
Wisconsin	129	100	2,955,000	35,255	2.0
Wyoming	9	100	63,900	1,534	0.1
Puerto Rico	4	100	28,300	859	*
U.K.	83	100	6,825,400	160,669	8.9
Totals/Average	6,761	98%	118,304,100	$1,790,903	100.0%
* Less than 0.1%

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
OTHER INFORMATION
Our common stock is listed on the NYSE under the ticker symbol “O” with a CUSIP number of 756109-104. Our 1.625% notes due December 2030 are listed on the NYSE under the ticker symbol "O30" with a CUSIP number of 756109-AY0. Our 1.125% notes due July 2027 are listed on the NYSE under the ticker symbol "O27A" with a CUSIP number of 756109-BB9. Our 1.750% notes due July 2033 are listed on the NYSE under the ticker symbol "O33A" with a CUSIP number of 756109-BC7. Our central index key number is 726728.
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of June 30, 2021. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2021	$1.9	4.91%	$650.0	0.25%
2022	112.1	4.97	—	—
2023	770.9	4.64	635.3	0.86
2024	712.5	3.97	—	—
2025	542.4	3.81	—	—
Thereafter	5,772.6	3.18	—	—
Totals (1)	$7,912.4	3.46%	$1,285.3	0.55%
Fair Value (2)	$8,610.2		$1,285.3
(1)Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At June 30, 2021, the unamortized balance of net premiums on mortgages payable is $1.6 million, the unamortized balance of net original issuance premiums on notes payable is $11.7 million, and the balance of deferred financing costs on mortgages payable is $942,000, on notes payable is $44.1 million, and on the term loan is $543,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at June 30, 2021 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at June 30, 2021 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at June 30, 2021.
The table above incorporates only those exposures that exist as of June 30, 2021. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At June 30, 2021, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our revolving credit facility, commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. Based on our revolving credit facility balance of $635.3 million at June 30, 2021, a 1% change in interest rates would change our interest rate costs by $6.4 million per year.
During 2019, we commenced foreign operations and acquired real property in the U.K. and have continued to acquire U.K. properties through June 30, 2021. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of Sterling relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. We mitigate these foreign currency exposures with non-U.S. denominated borrowings, cross-currency swaps, currency exchange swaps and foreign currency forwards. If we increase our international presence through investments in properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
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
As of and for the quarter ended June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.    OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described in "Item 1A, Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and any amendments thereto filed with the SEC, and the risk factors related to the Mergers described and referred in Exhibit 99.4 to, and under the captions “Supplemental Risk Factors” and “Forward-Looking Statements” in, the June 4, 2021 Form 8-K, as well as the information in Exhibits 99.1 and 99.2 to the June 4, 2021 Form 8-K, and the information in our Current Report on Form 8-K filed with the SEC on June 29, 2021, including Exhibit 99.1 thereto, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 and 2021 Incentive Award Plans of Realty Income Corporation:
•523 shares of stock, at a weighted average price of $67.45, in April 2021;
•1,424 shares of stock, at a weighted average price of $66.71, in May 2021; and
•6,245 shares of stock, at a weighted average price of $67.03, in June 2021.

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

2.4
First Amendment to Agreement and Plan of Merger, dated as of June 25, 2021, by and among Realty Income Corporation, Rams MD Acquisition Sub I, Inc., Rams Acquisition Sub II, LLC, VEREIT, Inc. and VEREIT Operating Partnership, L.P (filed as exhibit 2.1 to the Company's Form 8-K, filed on June 25, 2021 and incorporated herein by reference).

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

4.32
Officers’ Certificate dated July 13, 2021 pursuant to Sections 201, 301 and 303 of the Indenture establishing the terms of a new series of debt securities entitled “1.125% Notes due 2027” and a new series of debt securities entitled “1.750% Notes due 2033.” (filed as Exhibit 4.4 to the Company's Form 8-K, filed on July 13, 2021 and incorporated herein by reference).

4.33	Form of 1.125% Notes due 2027 (filed as exhibit 4.2 to the Company's Form 8-K, filed on July 13, 2021 and incorporated herein by reference)
4.34	Form of 1.750% Notes due 2033 (filed as exhibit 4.3 to the Company's Form 8-K, filed on July 13, 2021 and incorporated herein by reference)

Material Contracts
10.1	Realty Income Corporation 2021 Incentive Award Plan (Filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed on April 01, 2021 and incorporated herein by reference).
Certifications
*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 3, 2021	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)