Form 10-Q
period 2021-09-30
REALTY INCOME CORP
filed 2021-11-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021, or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There were 404,212,884 shares of common stock outstanding as of October 29, 2021.

REALTY INCOME CORPORATION
Index to Form 10-Q
September 30, 2021

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share and share count data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate held for investment, at cost:
Land	$7,308,046	$6,318,926
Buildings and improvements	16,374,061	14,696,712
Total real estate held for investment, at cost	23,682,107	21,015,638
Less accumulated depreciation and amortization	(3,904,327)	(3,549,486)
Real estate held for investment, net	19,777,780	17,466,152
Real estate and lease intangibles held for sale, net	44,939	19,004
Cash and cash equivalents	516,983	824,476
Accounts receivable, net	341,729	285,701
Lease intangible assets, net	2,156,008	1,710,655
Other assets, net	873,655	434,297
Total assets	$23,711,094	$20,740,285

LIABILITIES AND EQUITY
Distributions payable	$96,280	$85,691
Accounts payable and accrued expenses	269,587	241,336
Lease intangible liabilities, net	341,675	321,198
Other liabilities	385,077	256,863
Line of credit payable and commercial paper	405,000	—
Term loan, net	249,507	249,358
Mortgages payable, net	285,617	300,360
Notes payable, net	8,309,238	8,267,749
Total liabilities	10,341,981	9,722,555
Commitments and contingencies
Stockholders’ equity:
Common stock and paid in capital, par value $0.01 per share, 740,200,000 shares authorized, 404,206,076 and 361,303,445 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	17,449,122	14,700,050
Distributions in excess of net income	(4,112,953)	(3,659,933)
Accumulated other comprehensive loss	(1,076)	(54,634)
Total stockholders’ equity	13,335,093	10,985,483
Noncontrolling interests	34,020	32,247
Total equity	13,369,113	11,017,730
Total liabilities and equity	$23,711,094	$20,740,285
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE
Rental (including reimbursable)	$486,337	$401,869	$1,385,958	$1,224,227
Other	5,538	2,703	13,003	9,322
Total revenue	491,875	404,572	1,398,961	1,233,549

EXPENSES
Depreciation and amortization	198,832	169,084	564,606	501,997
Interest	76,156	76,806	222,905	230,572
Property (including reimbursable)	29,662	25,410	89,895	77,468
General and administrative	23,813	16,514	66,458	56,541
Provisions for impairment	11,011	105,095	30,977	123,442
Merger-related costs	16,783	—	30,081	—
Total expenses	356,257	392,909	1,004,922	990,020
Gain on sales of real estate	12,094	13,736	35,396	53,565
Foreign currency and derivative gains (losses), net	(2,374)	2,336	(1,170)	1,274
Loss on extinguishment of debt	(3,983)	—	(50,456)	(9,819)
Income before income taxes	141,355	27,735	377,809	288,549
Income taxes	(6,079)	(4,592)	(21,529)	(10,193)
Net income	135,276	23,143	356,280	278,356
Net income attributable to noncontrolling interests	(280)	(239)	(865)	(801)
Net income available to common stockholders	$134,996	$22,904	$355,415	$277,555

Amounts available to common stockholders per common share:
Net Income, basic and diluted	$0.34	$0.07	$0.94	$0.81

Weighted average common shares outstanding:
Basic	391,913,478	346,476,217	379,291,782	342,214,164
Diluted	392,050,401	346,749,474	379,409,427	342,483,218

Other comprehensive income:
Net income available to common stockholders	$134,996	$22,904	$355,415	$277,555
Foreign currency translation adjustment	1,438	(964)	1,130	(550)
Unrealized gain (loss) on derivatives, net	16,852	1,602	52,428	(34,794)
Comprehensive income available to common stockholders	$153,286	$23,542	$408,973	$242,211
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands) (unaudited)
Three Months Ended September 30, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, June 30, 2021	380,174,042	$15,827,231	$(3,968,333)	$(19,366)	$11,839,532	$34,147	$11,873,679
Net income	—	—	134,996	—	134,996	280	135,276
Other comprehensive income	—	—	—	18,290	18,290	—	18,290
Distributions paid and payable	—	—	(279,616)	—	(279,616)	(407)	(280,023)
Share issuances, net of costs	24,030,435	1,618,463	—	—	1,618,463	—	1,618,463
Share-based compensation, net	1,599	3,428	—	—	3,428	—	3,428
Balance, September 30, 2021	404,206,076	$17,449,122	$(4,112,953)	$(1,076)	$13,335,093	$34,020	$13,369,113

Balance, June 30, 2020	345,023,421	$13,704,121	$(3,306,588)	$(53,084)	$10,344,449	$29,470	$10,373,919
Net income	—	—	22,904	—	22,904	239	23,143
Other comprehensive income	—	—	—	638	638	—	638
Distributions paid and payable	—	—	(243,837)	—	(243,837)	(401)	(244,238)
Share issuances, net of costs	5,571,223	343,335	—	—	343,335	—	343,335
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	1,225	2,991	—	—	2,991	—	2,991
Balance, September 30, 2020	350,595,869	$14,050,494	$(3,527,521)	$(52,446)	$10,470,527	$29,261	$10,499,788
Nine Months Ended September 30, 2021 and 2020

	Shares of common stock	Common stock and paid in capital	Distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total equity
Balance, December 31, 2020	361,303,445	$14,700,050	$(3,659,933)	$(54,634)	$10,985,483	$32,247	$11,017,730
Net income	—	—	355,415	—	355,415	865	356,280
Other comprehensive income	—	—	—	53,558	53,558	—	53,558
Distributions paid and payable	—	—	(808,435)	—	(808,435)	(1,198)	(809,633)
Share issuances, net of costs	42,777,850	2,743,039	—	—	2,743,039	—	2,743,039
Contributions by noncontrolling interests	—	—	—	—	—	2,106	2,106
Share-based compensation, net	124,781	6,033	—	—	6,033	—	6,033
Balance, September 30, 2021	404,206,076	$17,449,122	$(4,112,953)	$(1,076)	$13,335,093	$34,020	$13,369,113

Balance, December 31, 2019	333,619,106	$12,873,849	$(3,082,291)	$(17,102)	$9,774,456	$29,702	$9,804,158
Net income	—	—	277,555	—	277,555	801	278,356
Other comprehensive loss	—	—	—	(35,344)	(35,344)	—	(35,344)
Distributions paid and payable	—	—	(722,785)	—	(722,785)	(1,195)	(723,980)
Share issuances, net of costs	16,851,689	1,171,107	—	—	1,171,107	—	1,171,107
Reallocation of equity	—	47	—	—	47	(47)	—
Share-based compensation, net	125,074	5,491	—	—	5,491	—	5,491
Balance, September 30, 2020	350,595,869	$14,050,494	$(3,527,521)	$(52,446)	$10,470,527	$29,261	$10,499,788
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$356,280	$278,356
Adjustments to net income:
Depreciation and amortization	564,606	501,997
Amortization of share-based compensation	12,484	13,420
Non-cash revenue adjustments	(12,722)	(5,544)
Loss on extinguishment of debt	50,456	9,819
Amortization of net premiums on mortgages payable	(1,158)	(1,020)
Amortization of deferred financing costs	8,612	6,888
Loss on interest rate swaps	2,179	3,115
Foreign currency and derivative (gains) losses, net	1,170	(1,274)
Gain on sales of real estate	(35,396)	(53,565)
Provisions for impairment on real estate	30,977	123,442
Change in assets and liabilities
Accounts receivable and other assets	(46,670)	(59,747)
Accounts payable, accrued expenses and other liabilities	39,248	(6,082)
Net cash provided by operating activities	970,066	809,805
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(3,709,894)	(1,286,289)
Improvements to real estate, including leasing costs	(11,159)	(10,336)
Proceeds from sales of real estate	123,533	181,925
Insurance and other proceeds received	—	2,874
Non-refundable escrow deposits	(5,432)	—
Net cash used in investing activities	(3,602,952)	(1,111,826)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(797,847)	(716,535)
Borrowings on line of credit and commercial paper program	6,277,918	3,141,828
Payments on line of credit and commercial paper program	(5,853,423)	(3,002,717)
Principal payment on term loan	—	(250,000)
Proceeds from notes and bonds payable issued	1,033,387	972,766
Principal payment on notes payable	(950,000)	(250,000)
Principal payments on mortgages payable	(55,983)	(73,711)
Payments upon extinguishment of debt	(51,218)	(9,445)
Proceeds from common stock offerings, net	1,263,235	728,883
Proceeds from dividend reinvestment and stock purchase plan	8,208	6,922
Proceeds from At-the-Market (ATM) program, net	1,471,595	442,157
Distributions to noncontrolling interests	(1,198)	(1,195)
Net receipts on derivative settlements	2,463	3,462
Debt issuance costs	(8,670)	(8,870)
Other items, including shares withheld upon vesting	(6,451)	(14,783)
Net cash provided by financing activities	2,332,016	968,762
Effect of exchange rate changes on cash and cash equivalents	(3,711)	1,265
Net (decrease) increase in cash, cash equivalents and restricted cash	(304,581)	668,006
Cash, cash equivalents and restricted cash, beginning of period	850,679	71,005
Cash, cash equivalents and restricted cash, end of period	$546,098	$739,011
For supplemental disclosures, see note 18.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
At September 30, 2021 we owned 7,018 properties, located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain, consisting of approximately 125.0 million leasable square feet.
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
We must continue to assess the probability of collecting substantially all of the lease payments to which we are entitled under the original lease contract as required under Topic 842, Leases. If a company concludes collection of substantially all lease payments under a lease is less than probable, rental revenue recognized for that lease is limited to cash received going forward, existing operating lease receivables must be written off as an adjustment to rental revenue, and no further operating lease receivables are recorded for that lease until such future determination is made that substantially all lease payments under that lease are now considered probable. If a company subsequently concludes collection of substantially all lease payments under a lease is probable, a reversal of lease receivables previously written off is recognized.
The majority of concessions granted to our clients during 2020 and the nine months ended September 30, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. We currently anticipate future concessions to be similar. In accordance with the guidance provided by the Financial Accounting Standards Board (FASB) staff, we have elected to account for these leases as if the right of deferral existed in the lease contract and therefore continue to recognize lease revenue in accordance with the lease contract in effect. In limited circumstances, the undiscounted cash flows resulting from deferrals granted increased significantly from original lease terms, which required us to account for these as lease modifications, and resulted in an insignificant impact to rental revenue for nine months ended September 30, 2021. Similarly, rent abatements granted, which are also accounted for as lease modifications, impacted our rental revenue by an insignificant amount for the nine months ended September 30, 2021.
Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. References to reserve reversals recorded as increases to rental revenue include amounts where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis. The following table summarizes reserves and reserve reversals to rental revenue (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rental revenue reserves (reserve reversals)	$(0.8)	$21.8	$15.0	$29.3
Straight-line rent reserves (reserve reversals)	(2.3)	2.3	(1.1)	5.1
Total rental revenue reserves (reserve reversals)	$(3.1)	$24.1	$13.9	$34.4
As of September 30, 2021, other than the information related to the reserves recorded to date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, since the conversations regarding rent collections for our clients affected by the COVID-19 pandemic are ongoing and we do not currently know the types of future concessions, if any, that will ultimately be granted, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
Newly Issued Accounting Standards. In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements.
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
Reclassification. Starting with the three and six months ended June 30, 2021, we began presenting 'Income taxes,' which was previously presented in 'Expenses,' below a newly captioned subtotal for 'Income before income taxes' within our consolidated statements of income and comprehensive income. Prior year amounts have been reclassified to conform to the current year presentation.
3.Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly-owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us agreed to merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT agreed to merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to as the Merger and, together with the Partnership Merger, the Mergers.
On November 1, 2021, we completed our acquisition of VEREIT, and the Mergers were consummated. Pursuant to the terms of the Merger Agreement and subject to the terms thereof, upon the consummation of the Mergers, (i) each outstanding share of VEREIT common stock, and each outstanding common partnership unit of VEREIT OP owned by any of its partners other than VEREIT, Realty Income or their respective affiliates, was automatically converted into 0.705 of newly issued shares of our common stock, and (ii) each VEREIT OP outstanding common unit owned by VEREIT, Realty Income or their respective affiliates remained outstanding as partnership interests in the surviving entity. For more information, see Note 22, Subsequent Events.
Following the Mergers, we intend to contribute certain of our office real estate properties to a newly formed, wholly owned subsidiary, Orion Office REIT, Inc., or Orion, and distribute all of the outstanding shares of Orion common stock to our stockholders (including legacy VEREIT stockholders who received shares of our common stock in the Mergers) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on the applicable record date, which we refer to as the Orion Divestiture. We have currently set a record date for the distribution of shares in the Orion Divestiture for November 2, 2021 and expect the distribution to occur on November 12, 2021. Following the consummation of the Orion Divestiture, Orion will operate as a separate, independent public company.
A.    Merger-related Costs
In conjunction with our acquisition of VEREIT, we incurred approximately $16.8 million and $30.1 million of merger-related transaction costs during the three and nine months ended September 30, 2021, respectively. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
In addition, we have engaged service providers, including investment banks and advisors, to help us negotiate the terms of the Merger and to advise us on other merger-related matters. In connection with these services, we expect to be required to pay success-based fees to the extent that certain conditions, including the closing of the Merger and consummation of the Orion Divestiture, are met. As of September 30, 2021, we expect to incur approximately $19.0 million of such success fees.
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
Each Complaint seeks, among other things, injunctive relief enjoining the consummation of the Merger, if the Merger is consummated, rescission or rescissory damages and an award of the plaintiff’s costs, including attorneys’ and experts’ fees. The defendants believe that all of the claims asserted in the Complaints are without merit and intend to defend against them vigorously. On July 30, 2021, VEREIT filed a Form 8-K containing supplemental disclosures regarding the Mergers and related transactions in response to allegations set forth in the Complaints and the Demand letter. We have determined that there is a reasonable possibility that we and/or VEREIT will incur losses associated with the Complaints and Demand letter, though the amount of the reasonably possible loss or range of losses is not expected to be material. Accordingly, no accrual for merger-related litigation matters has been recorded as of September 30, 2021. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defendants’ defense of the actions will be successful. The outcome of these lawsuits can’t be predicted and additional lawsuits arising out of the Mergers may also be filed in the future.
4.Supplemental Detail for Certain Components of Consolidated Balance Sheets (dollars in thousands):

A.	Accounts Receivable, net, consist of the following at:	September 30, 2021	December 31, 2020
	Straight-line rent receivables, net	$211,522	$174,074
	Client receivables, net	130,207	111,627
		$341,729	$285,701

B.	Lease intangible assets, net, consist of the following at:	September 30, 2021	December 31, 2020
	In-place leases	$2,183,199	$1,840,704
	Accumulated amortization of in-place leases	(739,276)	(744,375)
	Above-market leases	993,608	866,567
	Accumulated amortization of above-market leases	(281,523)	(252,241)
		$2,156,008	$1,710,655

C.	Other assets, net, consist of the following at:	September 30, 2021	December 31, 2020
	Right of use asset - operating leases, net	$375,685	$112,049
	Financing receivables	200,041	131,291
	Right of use asset - financing leases	162,919	118,585
	Derivative assets and receivables - at fair value	43,941	10
	Restricted escrow deposits	28,141	21,220
	Prepaid expenses	16,112	11,795
	Goodwill	13,947	14,180
	Corporate assets, net	8,203	8,598
	Non-refundable escrow deposits	5,432	1,000
	Credit facility origination costs, net	5,137	7,705
	Impounds related to mortgages payable	974	4,983
	Other items	13,123	2,881
		$873,655	$434,297

D.	Accounts payable and accrued expenses consist of the following at:	September 30, 2021	December 31, 2020
	Notes payable - interest payable	$65,873	$83,219
	Derivative liabilities and payables - at fair value	50,216	73,356
	Property taxes payable	32,013	23,413
	Accrued costs on properties under development	27,110	12,685
	Accrued income taxes	16,939	5,182
	Merger-related costs	14,591	—
	Value-added tax payable	7,796	8,077
	Mortgages, term loans, credit line - interest payable and interest rate swaps	1,064	1,044
	Other items	53,985	34,360
		$269,587	$241,336

E.	Lease intangible liabilities, net, consist of the following at:	September 30, 2021	December 31, 2020
	Below-market leases	$492,331	$460,895
	Accumulated amortization of below-market leases	(150,656)	(139,697)
		$341,675	$321,198

F.	Other liabilities consist of the following at:	September 30, 2021	December 31, 2020
	Lease liability - operating leases, net	$185,659	$114,559
	Rent received in advance and other deferred revenue	156,471	130,231
	Lease liability - financing leases	35,677	6,256
	Security deposits	7,270	5,817
		$385,077	$256,863

5. Investments in Real Estate
We acquire land, buildings and improvements necessary for the successful operations of commercial clients.
A.    Acquisitions During the Nine Months Ended September 30, 2021 and 2020
Below is a summary of our acquisitions for the nine months ended September 30, 2021:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Nine months ended September 30, 2021 (2)
Acquisitions - U.S. (in 38 states)	415	9,226,363	$2,073,101	13.8	5.5%
Acquisitions - Europe (U.K. and Spain)	71	5,217,192	1,520,816	10.5	5.5%
Total acquisitions	486	14,443,555	$3,593,917	12.4	5.5%
Properties under development (3)	50	2,126,955	181,957	15.8	5.9%
Total (4)	536	16,570,510	$3,775,874	12.6	5.5%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $3.2 million received as settlement credits for 35 properties as reimbursement of free rent periods for the nine months ended September 30, 2021.
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

(2)None of our investments during the nine months ended September 30, 2021 caused any one client to be 10% or more of our total assets at September 30, 2021.
(3)Includes one U.K. development property that represents an investment of £4.7 million Sterling during the nine months ended September 30, 2021, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 80.2% retail and 19.8% industrial, based on rental revenue. Approximately 43% of the rental revenue generated from acquisitions during the nine months ended September 30, 2021 is from investment grade rated clients, their subsidiaries or affiliated companies.
The acquisitions during the nine months ended September 30, 2021, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.	Acquisitions - Spain
Nine months ended September 30, 2021	(USD)	(£ Sterling)	(€ Euro)
Land (1)	$621.0	£283.9	€36.6
Buildings and improvements	955.0	549.9	36.3
Lease intangible assets (2)	350.4	173.5	23.3
Other assets (3)	379.3	20.2	—
Lease intangible liabilities (4)	(42.3)	(6.4)	—
Other liabilities (5)	(122.2)	(0.3)	—
	$2,141.2	£1,020.8	€96.2
(1) U.K. land includes £1.3 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 13.0 years.
(3) U.S. other assets consists of $66.9 million of financing receivables with above-market terms, $41.7 million of right-of-use assets accounted for as finance leases, $5.5 million in investments in sales-type leases, and $265.2 million of right of use assets under ground leases. U.K. other assets consists of £2.7 million of financing receivables with above-market terms and £17.5 million of right-of-use assets accounted for as finance leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 18.5 years.
(5) U.S. other liabilities consists of $21.5 million of deferred rent on certain below-market leases and $100.7 million of lease liabilities under ground leases. U.K. other liabilities consists entirely of a GBP mortgage premium.
The properties acquired during the nine months ended September 30, 2021 generated total revenues of $67.4 million and net income of $12.9 million during the nine months ended September 30, 2021.
Below is a summary of our acquisitions for the nine months ended September 30, 2020:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield
Nine months ended September 30, 2020 (1)
Acquisitions - U.S. (in 28 states)	154	3,002,461	$821,830	14.8	6.2%
Acquisitions - U.K. (2)	13	1,212,831	453,722	10.0	6.4%
Total acquisitions	167	4,215,292	$1,275,552	13.1	6.3%
Properties under development - U.S.	13	836,587	23,301	16.3	6.4%
Total (3)	180	5,051,879	$1,298,853	13.1	6.3%
(1)None of our investments during the nine months ended September 30, 2020 caused any one client to be 10% or more of our total assets at September 30, 2020.
(2)Represents investments of £356.7 million Sterling during the nine months ended September 30, 2020 converted at the applicable exchange rate on the date of the acquisition.
(3) Our clients occupying the new properties are 96.9% retail and 3.1% industrial, based on rental revenue. Approximately 56% of the rental revenue generated from acquisitions during the nine months ended September 30, 2020 was from investment grade rated clients, their subsidiaries or affiliated companies.

The acquisitions during the nine months ended September 30, 2020, which had no associated contingent consideration, were allocated as follows (amounts in millions):

	Acquisitions - U.S.	Acquisitions - U.K.
Nine months ended September 30, 2020	(USD)	(£ Sterling)
Land (1)	$226.6	£97.5
Buildings and improvements	457.6	124.8
Lease intangible assets (2)	137.0	83.8
Other assets (3)	19.8	50.6
Lease intangible liabilities (4)	(5.4)	—
Other liabilities (5)	(0.9)	—
	$834.7	£356.7
(1) U.K. land includes £6.5 million of right of use assets under long-term ground leases.
(2) The weighted average amortization period for acquired lease intangible assets is 17.5 years.
(3) U.S. other assets consists of $19.1 million of financing receivables with above-market terms and $689,000 of right of use assets under ground leases. U.K. other assets consists entirely of right of use assets under ground leases.
(4) The weighted average amortization period for acquired lease intangible liabilities is 14.8 years.
(5) U.S. other liabilities consists entirely of lease liabilities under ground leases.
The properties acquired during the nine months ended September 30, 2020 generated total revenues of $27.5 million and net income of $9.4 million during the nine months ended September 30, 2020.
B.    Investments in Existing Properties
During the nine months ended September 30, 2021, we capitalized costs of $11.1 million on existing properties in our portfolio, consisting of $2.0 million for re-leasing costs, $416,000 for recurring capital expenditures, and $8.7 million for non-recurring building improvements. In comparison, during the nine months ended September 30, 2020, we capitalized costs of $5.1 million on existing properties in our portfolio, consisting of $1.0 million for re-leasing costs, $126,000 for recurring capital expenditures, and $4.0 million for non-recurring building improvements.
C.    Properties with Existing Leases
Of the $3.78 billion we invested during the nine months ended September 30, 2021, approximately $3.17 billion was used to acquire 339 properties with existing leases. In comparison, of the $1.3 billion we invested during the nine months ended September 30, 2020, approximately $1.0 billion was used to acquire 96 properties with existing leases. The value of the in-place and above-market leases is recorded to lease intangible assets, net on our consolidated balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on our consolidated balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all of our in-place leases, for the nine months ended September 30, 2021 and 2020 were $123.7 million and $99.7 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on our consolidated statements of income and comprehensive income. The amounts amortized as a net decrease to rental revenue for capitalized above-market and below-market leases for the nine months ended September 30, 2021 and 2020 were $34.0 million and $20.4 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.

The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2021 (dollars in thousands):

	Net decrease to rental revenue	Increase to amortization expense
2021	$(9,932)	$48,623
2022	(39,158)	182,918
2023	(37,857)	165,335
2024	(36,247)	149,595
2025	(36,604)	135,666
Thereafter	(210,612)	761,786
Totals	$(370,410)	$1,443,923
6.Revolving Credit Facility and Commercial Paper Program
A.    Credit Facility
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The revolving credit facility allows us to borrow in up to 14 currencies, including U.S. dollars, and has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our credit facility, our investment grade credit ratings as of September 30, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our revolving credit facility. Our revolving credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.
At September 30, 2021, credit facility origination costs of $5.1 million are included in other assets, net, as compared to $7.7 million at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of our revolving credit facility.
At September 30, 2021 and December 31, 2020, we had a borrowing capacity of $3.0 billion available on our revolving credit facility (subject to customary conditions to borrowing) and no outstanding balance.
The weighted average interest rate on outstanding borrowings under our revolving credit facility was 0.8% during the nine months ended September 30, 2021 and 1.5% during the nine months ended September 30, 2020. Our revolving credit facility is subject to various leverage and interest coverage ratio limitations, and at September 30, 2021, we were in compliance with the covenants on our revolving credit facility.
B.    Commercial Paper Program
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. The commercial paper ranks on a parity in right of payment with all of our other unsecured senior indebtedness outstanding from time to time, including borrowings under our revolving credit facility, our term loan and our outstanding senior unsecured notes. Proceeds from commercial paper borrowings will be used for general corporate purposes. As of September 30, 2021, the balance of borrowings outstanding under our commercial paper program was $405.0 million as compared to no outstanding commercial paper borrowings at December 31, 2020. The weighted average interest rate on outstanding borrowings under our commercial paper program was 0.2% for the nine months ended September 30, 2021 and 0.3% from the inception of the program through September 30, 2020. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program. The commercial paper borrowings outstanding at September 30, 2021 totaled $405.0 million and matured as follows; $80.0 million on October 14, 2021, $290.0 million on November 1, 2021 and $35.0 million on November 2, 2021.

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
At September 30, 2021, deferred financing costs of $493,000 are included net of the term loan principal balance, as compared to $642,000 at December 31, 2020, on our consolidated balance sheet. These costs are being amortized over the remaining term of the term loan.
8.Mortgages Payable
During the nine months ended September 30, 2021, we made $56.0 million in principal payments, including the repayment of six mortgages in full for $53.3 million. During the nine months ended September 30, 2020, we made $73.7 million in principal payments, including the repayment of five mortgages in full for $69.2 million. During the nine months ended September 30, 2021, we assumed a Sterling-denominated mortgage on one property totaling £31.0 million. No mortgages were assumed during the nine months ended September 30, 2020. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $4.0 million loss on extinguishment of debt for the nine months ended September 30, 2021.
Our mortgages contain customary covenants, such as limiting our ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2021, we were in compliance with these covenants.
The balance of our deferred financing costs, which are classified as part of mortgages payable, net, on our consolidated balance sheets, was $865,000 at September 30, 2021 and $973,000 at December 31, 2020. These costs are being amortized over the remaining term of each mortgage.
The following table summarizes our mortgages payable as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands):

As Of	Number of Properties (1)	Weighted Average Stated Interest Rate (2)	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Years Until Maturity	Remaining Principal Balance	Unamortized Premium and Deferred Financing Costs Balance, net	Mortgage Payable Balance
9/30/2021	61	4.4%	4.3%	2.2	$285,549	$68	$285,617
12/31/2020	68	4.9%	4.6%	2.9	$299,631	$729	$300,360
(1)At September 30, 2021, there were 13 mortgages on 61 properties. At December 31, 2020, there were 18 mortgages on 68 properties. With the exception of one Sterling-denominated mortgage which is paid quarterly, the mortgages require monthly payments with principal payments due at maturity. At September 30, 2021 and December 31, 2020, all mortgages were at fixed interest rates.
(2) Stated interest rates ranged from 3.0% to 6.9% and 3.8% to 6.9% at each of September 30, 2021 and December 31, 2020, respectively.
(3) Effective interest rates ranged from 2.8% to 4.9% and 4.0% to 5.5% at each of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the maturity of mortgages payable, excluding net premiums of $933,000 and deferred financing costs of $865,000, as of September 30, 2021 (dollars in millions):

Year of Maturity	Principal
2021	$0.9
2022	111.6
2023	20.4
2024	111.9
2025	40.8
Totals	$285.6

9.Notes Payable
A.    General
Our senior unsecured notes and bonds consist of the following, sorted by maturity date (dollars in millions):

	Principal Amount (Currency Denomination) as of	Carrying Value (USD) as of
	September 30, 2021	September 30, 2021	December 31, 2020
3.250% notes, $450 issued in October 2012 and $500 issued in December 2017, both due in October 2022 (1)	$—	$—	$950
4.650% notes, issued in July 2013 and due in August 2023	$750	750	750
3.875% notes, issued in June 2014 and due in July 2024	$350	350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500	500
0.750% notes, issued December 2020 and due in March 2026	$325	325	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650	650
3.000% notes, issued in October 2016 and due in January 2027	$600	600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	540	—
3.650% notes, issued in December 2017 and due in January 2028	$550	550	550
3.250% notes, issued in June 2019 and due in June 2029	$500	500	500
1.625% notes, issued in October 2020 and due December 2030	£400	540	547
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950	950
1.800% notes, issued in December 2020 and due in March 2033	$400	400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	473	—
2.730% notes, issued in May 2019 and due in May 2034	£315	425	431
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550	550
Total principal amount		8,353	8,303
Unamortized net original issuance premiums and deferred financing costs		(44)	(35)
		$8,309	$8,268
(1)In January 2021, we completed the early redemption of all $950.0 million in principal amount.
The following table summarizes the maturity of our notes and bonds payable as of September 30, 2021, excluding net unamortized original issuance premiums of $7.2 million and deferred financing costs of $51.0 million (dollars in millions):

Year of Maturity	Principal
2023	$750
2024	350
2025	500
Thereafter	6,753
Totals	$8,353
As of September 30, 2021, the weighted average interest rate on our notes and bonds payable was 3.2% and the weighted average remaining years until maturity was 8.3 years. All of our outstanding notes and bonds payable have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2021. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020, our £400 million of 1.125% senior unsecured notes issued in July 2021, and £350 million of 1.750% senior unsecured notes also issued in July 2021, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
B.    Note Repayment
In January 2021, we redeemed all $950.0 million in principal amount of our outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt on our consolidated statement of income and comprehensive income during the nine months ended September 30, 2021.
In January 2020, we redeemed all $250.0 million in principal amount of our outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt on our consolidated statement of income and comprehensive income during the nine months ended September 30, 2020.
C.    Note Issuances
During the nine months ended September 30, 2021 and 2020, we issued the following notes and bonds (in millions):

2021 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
1.125% notes	July 2021	July 2027	£400	99.31%	1.24%
1.750% notes	July 2021	July 2033	£350	99.84%	1.76%

2020 Issuances	Date of Issuance	Maturity Date	Principal amount used	Price of par value	Effective yield to maturity
3.250% notes (1)	May 2020	January 2031	$600	98.99%	3.36%
3.250% notes (1)	July 2020	January 2031	$350	108.24%	2.34%
(1)In July 2020, we issued $350.0 million of 3.250% senior unsecured notes due January 2031 (the "2031 Notes"), which constituted a further issuance of, and formed a single series with, the $600.0 million of 2031 Notes issued in May 2020.
We intend to allocate an equal amount of the net proceeds from the July 2021 Sterling-denominated offering of 1.125% notes due 2027 of £400.0 million, which approximated $546.3 million, and the July 2021 Sterling-denominated offering of 1.750% notes due 2033 of £350.0 million, which approximated $480.6 million, as converted at the applicable exchange rate on the closing of the offerings, to finance or refinance, in whole or in part, new or existing eligible green projects in the categories outlined in our Green Financing Framework, which is designed to align with the International Capital Markets Association ("ICMA") Green Bond Principles 2021. Pending the allocation of an amount equal to the net proceeds from the offering of the notes to eligible green projects, we may temporarily use all or a portion of the net proceeds to repay any outstanding indebtedness or for liability management activities, or invest such net proceeds in accordance with our cash investment policy.
The net proceeds of $376.6 million from the July 2020 note offering and the net proceeds of $590.0 million from the May 2020 note offering were used to repay borrowings under our credit facility, to fund potential investment opportunities and for other general corporate purposes.
10.Issuances of Common Stock
A.    Issuances of Common Stock in Underwritten Public Offerings
In July 2021, we issued 9,200,000 shares of common stock in an underwritten public offering, including 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares. After deducting underwriting discounts of $2.9 million, the net proceeds of $594.1 million were primarily used to repay borrowings under our $1.0 billion commercial paper program, to fund potential investment opportunities and for other general corporate purposes.
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
B.    At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the New York Stock Exchange ("NYSE: O") at prevailing market prices or at negotiated prices. At September 30, 2021, we had 54,299,611 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares of common stock issued under the ATM program	14,788,822	5,536,619	21,378,420	7,047,768
Gross proceeds	$1,032.3	$346.5	$1,487.1	$442.2
C.    Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. At September 30, 2021, we had 11,378,949 shares remaining for future issuance under our DRSPP program.
The following table outlines common stock issuances pursuant to our DRSPP program (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares of common stock issued under the DRSPP program	41,613	34,604	124,430	113,421
Gross proceeds	$2.9	$2.1	$8.2	$6.9
Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the nine months ended September 30, 2021 or 2020.

11.    Noncontrolling Interests
There are four entities with noncontrolling interests that we consolidate including an operating partnership, Realty Income, L.P., a joint venture acquired in 2019, and two development joint ventures, one acquired in 2020 and one acquired in May 2021. The following table represents the change in the carrying value of all noncontrolling interests through September 30, 2021 (dollars in thousands):

	Realty Income, L.P. units (1)	Other Noncontrolling Interests	Total
Carrying value at December 31, 2020	$24,100	$8,147	$32,247
Contributions	—	2,106	2,106
Distributions	(980)	(218)	(1,198)
Allocation of net income	749	116	865
Carrying value at September 30, 2021	$23,869	$10,151	$34,020
(1)  242,007 units were issued on March 30, 2018, 131,790 units were issued on April 30, 2018, and 89,322 units were issued on March 28, 2019. 463,119 remained outstanding at each of September 30, 2021 and December 31, 2020.
In May 2021, we completed the acquisition of a development property by acquiring a controlling interest in a joint venture. We are the managing member of this joint venture, and possess the ability to control the business and manage the affairs of this entity. At September 30, 2021, we and our subsidiaries held an 85.2% interest, and consolidated this entity in our consolidated financial statements.
At September 30, 2021, Realty Income, L.P. and certain of our joint venture investments are considered variable interest entities, or VIEs, in which we were deemed the primary beneficiary based on our controlling financial interests. Below is a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Net real estate	$658,425	$635,963
Total assets	$744,403	$723,668
Total liabilities	$53,665	$47,962
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

September 30, 2021	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$285.6	$297.9
Notes and bonds payable (2)	$8,353.0	$9,000.5

December 31, 2020	Carrying value	Estimated fair value
Mortgages payable assumed in connection with acquisitions (1)	$299.6	$309.4
Notes and bonds payable (2)	$8,302.4	$9,324.0
(1)Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums was $933,000 at September 30, 2021, and $1.7 million at December 31, 2020. Also excludes deferred financing costs of $865,000 at September 30, 2021 and $973,000 at December 31, 2020.
(2)Excludes non-cash original issuance premiums and discounts recorded on notes payable. The unamortized balance of the net original issuance premiums was approximately $7.2 million at September 30, 2021, and $14.6 million at December 31, 2020. Also excludes deferred financing costs of $51.0 million at September 30, 2021 and $49.2 million at December 31, 2020.
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
Foreign Currency Forward Contracts Designated as Hedging Instruments
In order to hedge the foreign currency risk associated with interest payments on intercompany loans denominated in British Pound Sterling, or GBP, during the second quarter of 2021, we initiated a hedging strategy to enter into foreign currency forward contracts to sell GBP and buy U.S. Dollars, or USD. These foreign currency forwards are designated as cash flow hedges. Forward points on the forward contracts are included in the assessment of hedge effectiveness. We did not enter into any new derivative contracts designated as hedging instruments during the three months ended September 30, 2021.
Derivatives Not Designated as Hedging Instruments
Based on our potential exposure to changes in foreign currency exchange rate, primarily in British Pound Sterling and, to a lesser extent, the Euro, we initiated a program in the third quarter of 2021 to enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of five months or less and are not designated as hedge instruments for accounting purposes. The gains or loss on these derivative contracts are recognized in other income or expense based on the changes in fair value.
In addition, we enter into currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the British Pound Sterling and Euro. These derivative contracts generally mature within one to three months and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through the caption entitled 'Foreign currency and derivative gains, net' in the consolidated statements of income and comprehensive income.
The net gain from derivatives not designated in hedging relationships for the three and nine months ended September 30, 2021 totaled $24.6 million and $2.9 million, respectively, and resulted from foreign currency collars and short term currency exchange swaps. The net gain from derivatives not designated in hedging relationships for the three and nine months ended September 30, 2020 totaled $9.5 million and resulted from a short term currency exchange swap.

The following table summarizes the terms and fair values of our derivative financial instruments at September 30, 2021 and December 31, 2020 (dollars in millions):

Derivative Type (1)	Number of Instruments (2)	Accounting Classification	Hedge Designation	Notional Amount		Weighted Average Strike Rate (3)	Maturity Date (4)	Fair Value - asset (liability)
				September 30,	December 31,			September 30,	December 31,
				2021	2020			2021	2020
Interest rate swap	1	Derivative	Cash flow	$250.0	$250.0	3.04%	03/2024	$(16.1)	$(22.6)
Cross-currency swaps (5)	4	Derivative	Cash flow	166.4	166.4	(6)	05/2034	(10.4)	(21.4)
Currency exchange swaps (5)	2	Derivative	N/A	1,179.3	625.0	(7)	10/2021	16.4	(8.2)
Forward-starting swaps (8)	4	Derivative	Cash flow	300.0	300.0	1.86%	11/2032 - 06/2033	(0.8)	(16.5)
Forward-starting swaps (8)	2	Hybrid debt	Cash flow	200.0	200.0	1.93%	11/2032 - 06/2033	(3.8)	(12.8)
Foreign currency collars (9)	4	Derivative	N/A	100.0	—	1.39	10/2021 - 12/2021	(0.1)	—
Foreign currency forwards	35	Derivative	Cash flow	184.3	—	(10)	10/2021 - 08/2024	8.5	—
				$2,380.0	$1,541.4			$(6.3)	$(81.5)
(1)There have been no changes to hedging arrangements in-place at December 31, 2020. All hedges remained effective through September 30, 2021. For full discussion of the hedging arrangements, please refer to note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
(2)This column represents the number of instruments outstanding as of September 30, 2021.
(3)Weighted average strike rate is calculated using the current notional value as of September 30, 2021.
(4)This column represents maturity dates for instruments outstanding as of September 30, 2021.
(5)Represents five British Pound Sterling, or GBP currency instruments with notional amount of $1,173.1 million and one Euro, or EUR currency instrument with notional amount of $172.6 million.
(6)GBP fixed rates initially at 4.82% and escalating to 10.96%, and USD weighted average fixed rate at 9.78%.
(7) Forward GBP-USD exchange rate of 1.37 and Forward EUR-USD exchange rate of 1.18.
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
(9) Represents GBP-USD foreign currency collars.
(10) Weighted average forward GBP-USD exchange rate of 1.41.
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
We utilize interest rate swaps and forward-starting swaps to manage interest rate risk and cross-currency swaps, currency exchange swaps, foreign currency forwards and foreign currency collars to manage foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within level two on the three-level valuation hierarchy, the credit valuation adjustments associated with our derivatives utilize level three inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified as level two on the three-level valuation hierarchy.
Unrealized gains and losses in accumulated other comprehensive income, or AOCI, are reclassified to interest expense in the case of interest rate swaps and to foreign currency gains and losses, net in the case of cross-currency swaps, when the related hedged items are recognized. During the three and nine months ended September 30, 2021, we reclassified $2.6 million and $7.7 million, respectively, from AOCI as an increase to interest expense and $4.7 million and $3.3 million gain for cross-currency swaps into foreign exchange losses. During the three and nine months ended September 30, 2020, we reclassified $3.0 million and $8.3 million, respectively, from AOCI as an increase to interest expense and a $6.3 million loss and a $5.9 million gain, respectively, for cross-currency swaps into foreign exchange gains.
We expect to reclassify $10.3 million from AOCI as an increase to interest expense and $3.2 million from AOCI to foreign currency gain related to cash flow hedges within the next twelve months.
13.     Operating Leases
A. At September 30, 2021, we owned 7,018 properties in all 50 U.S. states, Puerto Rico, the U.K. and Spain. Of the 7,018 properties, 6,961, or 99.2%, are single-client properties, and the remaining are multi-client properties. At September 30, 2021, 86 properties were available for lease or sale.
Substantially all of our leases are net leases where our client pays or reimburses us for property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.
Rent based on a percentage of our client's gross sales, or percentage rents, for the three months ended September 30, 2021 and 2020 was $441,000 and $532,000, respectively. Percentage rents for the nine months ended September 30, 2021 and 2020 were $2.0 million and $2.3 million, respectively.
B. Major Clients - No individual client’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the nine months ended September 30, 2021 and 2020.
14.    Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of properties	27	37	96	66
Net sales proceeds	$31.9	$51.3	$123.5	$184.9
Gain on sales of real estate	$12.1	$13.7	$35.4	$53.6
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
If a property is classified as held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and depreciation of the property ceases. There were 36 properties classified as held for sale at September 30, 2021. If a property was previously reclassified as held for sale but the applicable criteria for this classification are no longer met, the property is reclassified to real estate held for investment. A property that is reclassified to held for investment is measured and recorded at the lower (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total provisions for impairment	$11.0	$105.1	$31.0	$123.4
Number of properties:
Classified as held for sale	11	1	12	2
Classified as held for investment	—	16	12	23
Sold	12	26	40	43
16.    Distributions Paid and Payable
We pay monthly distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the nine months ended September 30, 2021 and 2020:

Month	2021	2020
January	$0.2345	$0.2275
February	0.2345	0.2325
March	0.2345	0.2325
April	0.2350	0.2330
May	0.2350	0.2330
June	0.2350	0.2330
July	0.2355	0.2335
August	0.2355	0.2335
September	0.2355	0.2335
Total	$2.1150	$2.0920
At September 30, 2021, a distribution of $0.2360 per common share was payable and was paid in October 2021.
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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average shares used for the basic net income per share computation	391,913,478	346,476,217	379,291,782	342,214,164
Incremental shares from share-based compensation	136,923	273,257	117,645	269,054
Weighted average shares used for diluted net income per share computation	392,050,401	346,749,474	379,409,427	342,483,218
Unvested shares from share based compensation that were anti-dilutive	91,221	59,042	119,981	57,192
Weighted average partnership common units convertible to common shares that were anti-dilutive	463,119	463,119	463,119	463,119
18.    Supplemental Disclosures of Cash Flow Information
The following table summarizes our supplemental cash flow information during the periods indicated below (dollars in thousands):

	Nine months ended September 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$229,465	$224,679
Cash paid for income taxes	$9,776	$8,148
Cash paid for merger-related costs	$15,490	$—
Non-cash activities:
Increase in fair value of net derivative liabilities	$75,279	$25,991
Sterling-denominated mortgage (1)	$43,779	$—
Non-refundable deposits	$—	$13,803
(1)  Represents £31.0 million Sterling, converted at the applicable exchange rate on the date of transaction.
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows), the following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the total of the cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (dollars in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents shown in the consolidated balance sheets	$516,983	$724,750
Restricted escrow deposits (1)	28,141	8,832
Impounds related to mortgages payable (1)	974	5,429
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$546,098	$739,011
(1)  Included within other assets, net on the consolidated balance sheets (see note 4). These amounts consist of cash that we are legally entitled to, but that is not immediately available to us. As a result, these amounts were considered restricted as of the dates presented.
19.    Segment Information
We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our clients into 60 activity segments. All of the properties are incorporated into one of the applicable segments. Unless otherwise specified, all segments listed below are located within the U.S. Because almost all of our leases require our clients to pay or reimburse us for operating expenses, rental revenue is the only component of segment profit and loss we measure. Our investments in industries outside of the U.S. are managed as separate operating segments.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective clients (dollars in thousands):

Assets, as of:	September 30, 2021	December 31, 2020
Segment net real estate:
Automotive service	$434,668	$328,340
Beverages	361,274	347,366
Child care	221,946	216,718
Convenience stores	2,319,783	2,101,005
Dollar stores	1,550,889	1,420,210
Drug stores	1,502,930	1,555,106
Financial services	361,002	374,508
General merchandise	887,969	730,806
Grocery stores - U.S. (1)	899,193	907,634
Grocery stores - U.K. (1)	1,608,133	1,131,760
Health and fitness	1,004,119	1,050,791
Home improvement - U.S.	669,911	608,222
Home improvement - U.K.	593,360	187,289
Restaurants-casual dining	486,625	515,226
Restaurants-quick service - U.S.	1,160,271	1,062,918
Theaters - U.S.	745,180	767,117
Transportation services	782,170	729,640
Wholesale club	455,390	407,584
Other non-reportable segments	3,777,716	3,042,916
Total net real estate	19,822,529	17,485,156
Intangible assets:
Automotive service	55,313	55,018
Beverages	16,791	9,401
Child care	19,419	19,848
Convenience stores	152,875	121,151
Dollar stores	116,556	77,176
Drug stores	157,073	167,975
Financial services	12,611	14,611
General merchandise	136,367	108,646
Grocery stores - U.S. (1)	177,635	181,764
Grocery stores - U.K. (1)	374,515	282,211
Health and fitness	61,172	67,537
Home improvement - U.S.	99,152	97,228
Home improvement - U.K.	132,761	57,369
Restaurants-casual dining	18,194	20,553
Restaurants-quick service - U.S.	44,037	47,517
Theaters - U.S.	25,925	28,292
Transportation services	56,521	53,902
Wholesale club	61,943	36,165
Other non-reportable segments	437,332	264,291
Other corporate assets	1,732,373	1,544,474
Total assets	$23,711,094	$20,740,285
(1) During the three months ended September 30, 2021, we invested in seven properties in Spain. As of September 30, 2021, grocery stores - Spain was not a reportable segment.

	Three months ended September 30,		Nine months ended September 30,
Revenue	2021	2020	2021	2020
Segment rental revenue:
Automotive service	$10,992	$8,763	$31,144	$26,094
Beverages	9,453	8,071	27,784	24,062
Child care	8,872	8,710	26,186	26,959
Convenience stores	53,649	47,807	154,865	141,310
Dollar stores	35,085	31,710	100,439	94,696
Drug stores	34,790	35,043	106,194	105,959
Financial services	7,588	7,583	22,905	22,700
General merchandise	17,539	12,937	49,625	36,341
Grocery stores - U.S. (1)	20,018	19,451	59,279	58,444
Grocery stores - U.K. (1)	26,764	12,858	71,404	35,001
Health and fitness	27,741	25,905	83,459	82,145
Home improvement - U.S.	14,776	11,373	41,358	34,065
Home improvement - U.K.	10,294	448	21,442	448
Restaurants-casual dining	12,706	11,731	36,432	35,699
Restaurants-quick service - U.S.	26,362	23,047	74,033	65,224
Theaters - U.S.	25,771	12,781	64,966	61,795
Transportation services	17,281	15,981	50,540	47,941
Wholesale club	10,683	9,611	30,773	28,788
Other non-reportable segments and contractually obligated reimbursements by our clients	115,973	98,059	333,130	296,556
Rental (including reimbursable)	486,337	401,869	1,385,958	1,224,227
Other	5,538	2,703	13,003	9,322
Total revenue	$491,875	$404,572	$1,398,961	$1,233,549
(1) During the three months ended September 30, 2021, we invested in seven properties in Spain. As of September 30, 2021, grocery stores - Spain was not a reportable segment.
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
The amount of share-based compensation costs recognized in general and administrative expense on our consolidated statements of income and comprehensive income was $4.3 million during the three months ended September 30, 2021, $3.0 million during the three months ended September 30, 2020, $12.5 million during the nine months ended September 30, 2021, and $13.4 million during the nine months ended September 30, 2020 (including $1.8 million of accelerated share-based compensation costs for our former Chief Financial Officer ("CFO")). Upon the departure of our former CFO in March 2020, we incurred a severance charge of $3.5 million, consisting of $1.6 million of cash, $1.8 million related to share-based compensation expense and $58,000 of professional fees.

A.    Restricted Stock
During the nine months ended September 30, 2021, we granted 112,898 shares of common stock under the 2012 and 2021 Plans. This included 36,000 total shares of restricted stock granted to the independent members of our Board of Directors in connection with our annual awards in May 2021, 24,000 shares of which vested immediately and 12,000 shares of which vest in equal parts over a three-year service period. Our restricted stock awards granted to employees vest in equal parts over a four-year service period.
As of September 30, 2021, the remaining unamortized share-based compensation expense related to restricted stock totaled $9.2 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and conditions of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.
B.    Performance Shares and Restricted Stock Units
During the nine months ended September 30, 2021, we granted 157,341 performance shares, as well as dividend equivalent rights, to our executive officers, of which 9,621 shares were subsequently forfeited, leaving 147,720 of the 2021 grants outstanding at September 30, 2021. The performance shares are earned based on our Total Shareholder Return (TSR) performance relative to select industry indices and peer groups as well as achievement of certain operating metrics, and vest 50% on the first and second January 1 after the end of the three-year performance period, subject to continued service.
During the nine months ended September 30, 2021, we also granted 17,285 restricted stock units, all of which vest over a four-year service period. These restricted stock units have the same economic rights as shares of restricted stock.
As of September 30, 2021, the remaining share-based compensation expense related to the performance shares and restricted stock units totaled $12.7 million. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model. The performance shares are being recognized on a tranche-by-tranche basis over the service period. The amount of share-based compensation for the restricted stock units is based on the fair value of our common stock at the grant date. The expense amortization period for restricted stock units is the lesser of the four-year service period or the period over which the awardee reaches the qualifying retirement age. For employees who have already met the qualifying retirement age, restricted stock units are fully expensed at the grant date.
21.    Commitments and Contingencies
In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.
In connection with the Mergers, we have incurred merger-related costs and certain success-based fees and additional merger-related costs. In addition, we have been subject to lawsuits associated with the Merger Agreement. For further details, please refer to Note 3, Agreement and Plan of Merger.
At September 30, 2021, we had commitments of $10.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements. In addition, as of September 30, 2021, we had committed $211.9 million under construction contracts related to development projects, which is expected to be paid in the next twelve months.
22.    Subsequent Events
A.    Dividend Increases
In October 2021, we declared a dividend of $0.2360 per share to our common stockholders, which will be paid in November 2021.
B.    VEREIT, Inc. Merger Close
On November 1, 2021, we completed our acquisition of VEREIT, Inc., or VEREIT. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of VEREIT common stock and each common unit of VEREIT OP (other than those held by VEREIT, us or our affiliates) was converted into 0.705 shares of Realty common stock. As a result of the Mergers, former VEREIT common stockholders and VEREIT OP common unitholders received approximately 162 million shares of Realty common stock, based on the shares of VEREIT common stock and common units of VEREIT OP outstanding as of October 29, 2021.
We will account for the Merger in accordance with ASC 805, Business Combinations, with Realty Income as the acquirer of VEREIT. ASC 805 requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. Due to the limited time since the Merger, the initial accounting for this transaction is incomplete and, as such, the Company is unable to provide purchase price allocation, supplemental pro forma, and other disclosures.
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
•The impact of the COVID-19 pandemic, or future pandemics, on us, our business, our clients, or the economy generally; and
•The uncertainties regarding whether the anticipated benefits or results of the mergers between us and VEREIT, Inc. (the "Mergers") will be achieved.
Future events and actual results, financial and otherwise, may differ materially from the results discussed or implied by the forward-looking statements. In particular, forward-looking statements regarding estimated or future results of operations or financial condition, estimated or future acquisitions of properties, or the estimated or potential impact of the Mergers are based upon numerous assumptions and estimates and are inherently subject to substantial uncertainties and actual results of operations, financial condition, property acquisitions and the impacts of the Mergers may differ materially from those expressed or implied in the forward-looking statements, particularly if actual events differ from those reflected in the estimates and assumptions upon which such forward-looking statements are based. Some of the factors that could cause actual results to differ materially are:
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
•Acts of terrorism and war; and
•Any effects of uncertainties regarding whether the anticipated benefits or results of the Mergers will be achieved.
Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020, those risks described in "Item 1A- Risk Factors" in Part II of this Quarterly Report on Form 10-Q, for the quarter ended September 30, 2021, and those risks described under the caption “Supplemental Risk Factors” in Exhibit 99.4 to the June 4, 2021 Form 8-K.
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
At September 30, 2021, we owned a diversified portfolio:
•Of 7,018 properties;
•With an occupancy rate of 98.8%, or 6,932 properties leased and 86 properties available for lease or sale;
•Doing business in 60 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the United Kingdom (U.K.) and Spain;
•With approximately 125.0 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 17,810 square feet; approximately 12,760 square feet per retail property and approximately 261,790 square feet per industrial property.
Of the 7,018 properties in the portfolio at September 30, 2021, 6,961, or 99.2%, are single-client properties, of which 6,878 were leased, and the remaining are multi–client properties.
Unless otherwise specified, references to rental revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations are exclusive of reimbursements from clients for recoverable real estate taxes and operating expenses totaling $23.9 million and $18.0 million for the three months ended September 30, 2021 and 2020, respectively, and $69.1 million and $59.4 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. References to reserve reversals recorded as increases to rental revenue include amounts where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis.

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
Diversification is also a key component of our investment philosophy. We believe that diversification of the portfolio by client, industry, geography, and property type leads to more consistent and predictable income for our stockholders by reducing vulnerability that can come with any single concentration. Our investment activities have led to a diversified property portfolio that, as of September 30, 2021, consisted of 7,018 properties located in all 50 U.S. states, Puerto Rico, the U.K. and Spain, and doing business in 60 industries. None of the 60 industries represented in our property portfolio accounted for more than 11.6% of our annualized contractual rental revenue as of September 30, 2021.
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
From a retail perspective, our investment strategy is to target clients that have a service, non-discretionary, and/or low-price-point component to their business. We believe these characteristics better position clients to operate in a variety of economic conditions and to compete more effectively with internet retailers. As a result of the execution of this strategy, approximately 95% of our annualized retail contractual rental revenue at September 30, 2021 is derived from our clients with a service, non-discretionary, and/or low price point component to their business. From a non-retail perspective, we target industrial properties leased to industry leaders that are primarily investment grade rated companies. We believe these characteristics enhance the stability of the rental revenue generated from these properties.

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
At September 30, 2021, approximately 50% of our total portfolio annualized contractual rent comes from properties leased to our investment grade clients, their subsidiaries or affiliated companies. At September 30, 2021, our top 20 clients (based on percentage of total portfolio annualized contractual rent) represented approximately 51% of our annualized rent and 12 of these clients have investment grade credit ratings or are subsidiaries or affiliates of investment grade companies.
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
RECENT DEVELOPMENTS
Agreement and Plan of Merger
On April 29, 2021, we entered into an Agreement and Plan of Merger, as amended, or the Merger Agreement, with VEREIT, Inc., or VEREIT, its operating partnership, VEREIT Operating Partnership, L.P., or VEREIT OP, and two newly formed wholly-owned subsidiaries of us. Pursuant to the terms of the Merger Agreement, (i) one of the newly formed subsidiaries of us agreed to merge with and into VEREIT OP, with VEREIT OP as the surviving entity, which we refer to as the Partnership Merger, and (ii) immediately thereafter, VEREIT agreed to merge with and into the other newly formed subsidiary of us, with our subsidiary as the surviving corporation, which we refer to as the Merger and, together with the Partnership Merger, the Mergers.
On November 1, 2021, we completed our acquisition of VEREIT, Inc., or VEREIT. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of VEREIT common stock and each common unit of VEREIT OP (other than those held by VEREIT, us or our affiliates) was converted into 0.705 shares of Realty common stock. As a result of the Mergers, former VEREIT common stockholders and VEREIT OP common unitholders received approximately 162 million shares of Realty common stock, based on the shares of VEREIT common stock and common units of VEREIT OP outstanding as of October 29, 2021.
Following the Mergers, we intend to contribute certain of our office real estate properties to a newly formed, wholly owned subsidiary, Orion Office REIT, Inc., or Orion, and distribute all of the outstanding shares of Orion common stock to our stockholders (including legacy VEREIT stockholders who received shares of our common stock in the Mergers) on a pro rata basis at a rate of one share of Orion common stock for every ten shares of Realty Income common stock held on the applicable record date, which we refer to as the Orion Divestiture. We have currently set a record date for the distribution of shares in the Orion Divestiture for November 2, 2021 and expect the distribution to occur on November 12, 2021. Following the consummation of the Orion Divestiture, Orion will operate as a separate, independent public company.
Merger-related Costs
In conjunction with our acquisition of VEREIT, we incurred approximately $16.8 million and $30.1 million of merger-related transaction costs during the three and nine months ended September 30, 2021, respectively. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
In addition, we have engaged service providers, including investment banks and advisors, to help us negotiate the terms of the Merger and to advise us on other merger-related matters. In connection with these services, we expect to be required to pay success-based fees to the extent that certain conditions, including the closing of the Merger and consummation of the Orion Divestiture, are met. As of September 30, 2021, we expect to incur approximately $19.0 million of such success fees.

Litigation Related to the Mergers
To date, purported stockholders of VEREIT filed 12 lawsuits challenging disclosures related to the Merger, and purported stockholders of Realty Income filed one lawsuit challenging the disclosures related to the Merger. Each lawsuit seeks, among other things, injunction relief enjoining the consummation of the Merger, if the Merger is consummated, rescission or rescissory damages and an award of the plaintiff's costs, including attorneys' and experts' fees. The defendants believe that all of the claims asserted are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defendants' defense of the actions will be successful. The outcome of these lawsuits can't be predicted and additional lawsuits arising out of the Mergers may also be filed in the future.
Theater Industry Update
As of September 30, 2021, the theater industry represented 5.2% of annualized contractual rental revenue. As of September 30, 2021, we were fully reserved for the outstanding receivable balances for 34 theater properties. At September 30, 2021, the receivables outstanding for our 79 theater properties totaled $72.8 million, inclusive of $9.8 million of straight-line rent receivables, and net of $39.0 million of reserves, inclusive of $2.0 million of straight-line rent reserves.

For the nine months ended September 30, 2021 and the year ended 2020, we recorded $11.3 million and $22.1 million, respectively, in reserves on contractual base rent for theater properties. Contractual rents exclude contractually obligated reimbursements by our clients, which was equivalent to $1.5 million and $1.6 million, respectively, and percentage rent.
At September 30, 2021, the receivables outstanding across the portfolio totaled $341.7 million, net of $56.7 million of reserves, and includes $211.5 million of straight-line rent receivable, net of $6.2 million of reserves.
The following table summarizes reserves and reserve reversals to rental revenue for theater properties (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Rental revenue reserves (reserve reversals)	$(1.0)	$12.8
Straight-line rent reserves (reserve reversals)	—	0.2
Total rental revenue reserves (reserve reversals)	$(1.0)	$13.0
We did not record any provisions for impairment on theater properties for the nine months ended September 30, 2021.See "Item 1A—Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding the actual and potential future impacts of the COVID-19 pandemic and the measures taken to limit its spread on our clients and our business, results of operations, financial condition and liquidity.
Increases in Monthly Dividends to Common Stockholders
We have continued our 52-year policy of paying monthly dividends. In addition, we increased the dividend four times during 2021. As of October 2021, we have paid 96 consecutive quarterly dividend increases and increased the dividend 112 times since our listing on the NYSE in 1994.

The following table summarizes our dividend increases in 2021:

2021 Dividend increases	Month Declared	Month Paid	Dividend per share	Increase per share
1st increase	Dec 2020	Jan 2021	$0.2345	$0.0005
2nd increase	Mar 2021	Apr 2021	$0.2350	$0.0005
3rd increase	Jun 2021	Jul 2021	$0.2355	$0.0005
4th increase	Sept 2021	Oct 2021	$0.2360	$0.0005
The dividends paid per share during the nine months ended September 30, 2021 totaled approximately $2.115, as compared to approximately $2.092 during the nine months ended September 30, 2020, an increase of $0.023, or 1.1%.
The monthly dividend of $0.2360 per share represents a current annualized dividend of $2.8320 per share, and an annualized dividend yield of approximately 4.4% based on the last reported sale price of our common stock on the NYSE of $64.86 on September 30, 2021. Although we expect to continue our policy of paying monthly dividends, we cannot guarantee that we will maintain our current level of dividends, that we will continue our pattern of increasing dividends per share, or what our actual dividend yield will be in any future period.
Acquisitions During the Three and Nine Months Ended September 30, 2021
Below is a listing of our acquisitions in the U.S. and Europe for the periods indicated below:

	Number of Properties	Leasable Square Feet	Investment ($ in thousands)	Weighted Average Lease Term (Years)	Initial Average Cash Lease Yield (1)
Three months ended September 30, 2021 (2)
Acquisitions - U.S. (in 32 states)	242	4,741,648	$1,020,768	13.9	5.5%
Acquisitions - Europe (U.K. and Spain)	30	2,083,732	526,033	11.9	5.4%
Total acquisitions	272	6,825,380	$1,546,801	13.2	5.5%
Properties under development (3)	36	1,983,960	67,160	16.2	6.1%
Total (4)	308	8,809,340	$1,613,961	13.4	5.5%

Nine months ended September 30, 2021 (2)
Acquisitions - U.S. (in 38 states)	415	9,226,363	$2,073,101	13.8	5.5%
Acquisitions - Europe (U.K. and Spain)	71	5,217,192	1,520,816	10.5	5.5%
Total acquisitions	486	14,443,555	$3,593,917	12.4	5.5%
Properties under development (3)	50	2,126,955	181,957	15.8	5.9%
Total (5)	536	16,570,510	$3,775,874	12.6	5.5%
(1)The initial average cash lease yield for a property is generally computed as estimated contractual first year cash net operating income, which, in the case of a net leased property, is equal to the aggregate cash base rent for the first full year of each lease, divided by the total cost of the property. Since it is possible that a client could default on the payment of contractual rent, we cannot provide assurance that the actual return on the funds invested will remain at the percentages listed above. Contractual net operating income used in the calculation of initial average cash yield includes approximately $2.4 million received as settlement credits for 31 properties as reimbursement of free rent periods for the three months ended September 30, 2021 and approximately $3.2 million received as settlement credits for 35 properties as reimbursement of free rent periods for the nine months ended September 30, 2021.
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
(2)None of our investments during the three and nine months ended September 30, 2021 caused any one client to be 10% or more of our total assets at September 30, 2021.
(3)Includes one U.K. development property that represents an investment of £4.7 million Sterling during the three and nine months ended September 30, 2021, converted at the applicable exchange rate on the funding date.
(4)Our clients occupying the new properties are 86.2% retail and 13.8% industrial, based on rental revenue. Approximately 38% of the rental revenue generated from acquisitions during the three months ended September 30, 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.
(5)Our clients occupying the new properties are 80.2% retail and 19.8% industrial, based on rental revenue. Approximately 43% of the rental revenue generated from acquisitions during the nine months ended September 30, 2021 is from our investment grade rated clients, their subsidiaries or affiliated companies.

Portfolio Discussion
 Leasing Results
At September 30, 2021, we had 86 properties available for lease or sale out of 7,018 properties in our portfolio, which represents a 98.8% occupancy rate based on the number of properties in our portfolio.
Below is a summary of our portfolio activity for the periods indicated below:

Three months ended September 30, 2021
Properties available for lease at June 30, 2021	103
Lease expirations (1)	49
Re-leases to same client	(35)
Re-leases to new client	(8)
Vacant dispositions	(23)
Properties available for lease at September 30, 2021	86

Nine months ended September 30, 2021
Properties available for lease at December 31, 2020	140
Lease expirations (1)	175
Re-leases to same client	(126)
Re-leases to new client	(23)
Vacant dispositions	(80)
Properties available for lease at September 30, 2021	86
(1)Includes scheduled and unscheduled expirations (including leases rejected in bankruptcy), as well as future expirations resolved in the periods indicated above.
During the three months ended September 30, 2021, the annual new rent on re-leases was $18.172 million, as compared to the previous annual rent of $16.948 million on the same units, representing a rent recapture rate of 107.2% on the units re-leased. We re-leased four units to new clients without a period of vacancy, and seven units to new clients after a period of vacancy.
During the nine months ended September 30, 2021, the annual new rent on re-leases was $40.145 million, as compared to the previous annual rent of $38.068 million on the same units, representing a rent recapture rate of 105.5% on the units re-leased. We re-leased seven units to new clients without a period of vacancy, and 24 units to new clients after a period of vacancy.
As part of our re-leasing costs, we pay leasing commissions to unrelated, third party real estate brokers consistent with the commercial real estate industry standard, and sometimes provide rent concessions to our clients. We do not consider the collective impact of the leasing commissions or rent concessions to our clients to be material to our financial position or results of operations.
At September 30, 2021, our average annualized contractual rent was approximately $15.23 per square foot on the 6,932 leased properties in our portfolio. At September 30, 2021, we classified 36 properties, with a carrying amount of $44.9 million, as real estate and lease intangibles held for sale, net on our balance sheet. The expected sale of these properties does not represent a strategic shift that will have a major effect on our operations and financial results and is consistent with our existing disposition strategy to further enhance our real estate portfolio and maximize portfolio returns.
Investments in Existing Properties
During the three months ended September 30, 2021, we capitalized costs of $6.8 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs, $365,000 for recurring capital expenditures, and $5.2 million for non-recurring building improvements. During the nine months ended September 30, 2021, we capitalized costs of $11.1 million on existing properties in our portfolio, consisting of $2.0 million for re-leasing costs, $416,000 for recurring capital expenditures, and $8.7 million for non-recurring building improvements.
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
Capital Raising
During the three months ended September 30, 2021, we raised $1.63 billion from the sale of common stock at a weighted average price of $67.93 per share, primarily through proceeds from the sale of common stock through our At-The-Market (ATM) program and the July 2021 raising of $594.1 million from the issuance of 9,200,000 shares of common stock in an underwritten public offering, inclusive of 1,200,000 shares purchased by the underwriters upon the exercise of their option to purchase additional shares.
During the nine months ended September 30, 2021, we raised $2.78 billion from the sale of common stock at a weighted average price of $65.02, of which approximately $1.3 billion related to common stock issued through underwritten overnight public offerings and the majority of the remaining proceeds of approximately $1.5 billion related to the sale of common stock through our ATM Program.
ATM Program
In August 2021, following the issuance and sale of 74,911,567 shares under our prior ATM equity distribution plans, or our prior ATM programs, we established a new ATM equity distribution plan, or our new ATM program, pursuant to which up to 69,088,433 additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices.
Note Issuances
In July 2021, we issued £400 million through the issuance of 1.125% senior unsecured notes due 2027 (the "2027 Notes") and £350 million through the issuance of 1.750% senior unsecured notes due 2033 (the "2033 Notes"). The public offering price for the 2027 Notes was 99.305% of the principal amount for an effective semi-annual yield to maturity of 1.242% and the public offering price for the 2033 Notes was 99.842% of the principal amount for an effective semi-annual yield to maturity of 1.757%. Combined, the new issues of the 2027 Notes and 2033 Notes have a weighted average term of 8.8 years and a weighted average effective semi-annual yield to maturity of 1.48%. The issuances represented our debut green bond offering of Sterling-denominated notes, which were intended to finance or refinance, in whole or in part, new or existing eligible green projects in the categories outlined in the Company's green financing framework, which is designed to align with the International Capital Markets Association (the "ICMA") Green Bond Principles 2021.
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

The majority of lease concessions granted to our clients during 2020 and the nine months ended September 30, 2021 as a result of the COVID-19 pandemic have been rent deferrals with the original lease term unchanged. In these cases, we have determined that the collection of deferred rent is probable (within the meaning applicable under GAAP), although we cannot assure you that this determination will not change in the future. In addition, as we believe to be the case with many retail landlords, we have received many short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from clients. We believe that not all client requests will ultimately result in lease modification agreements, nor have we relinquished our contractual rights under our lease agreements where rent concessions have not yet been granted. Our rent collections for the periods below and rent relief requests to-date may not be indicative of collections, concessions or requests in any future period.
Percentages of Contractual Rent Collected as of September 30, 2021

	Month Ended July 31, 2021	Month Ended August 31, 2021	Month Ended September 30, 2021	Quarter Ended September 30, 2021

Contractual rent collected(1) across total portfolio	99.4%	99.5%	99.7%	99.5%
Contractual rent collected(1) from our top 20 clients (2)	99.6%	99.8%	99.9%	99.8%
Contractual rent collected(1) from our investment grade clients (3)	100.0%	100.0%	100.0%	100.0%
Contractual rent collected from our theater clients	99.6%	99.6%	99.6%	99.6%
Contractual rent collected from our health and fitness clients	92.4%	95.9%	96.6%	95.0%
(1) Collection rates are calculated as the aggregate contractual rent collected for the applicable period from the beginning of that applicable period through September 30, 2021, divided by the contractual rent charged for the applicable period. Rent collection percentages are calculated based on contractual rents (excluding percentage rents and contractually obligated reimbursements by our clients). Charged amounts have not been adjusted for any COVID-19 related rent relief granted and include contractual rents from any clients in bankruptcy. Due to differences in applicable foreign currency conversion rates and rent conventions, the percentages above may differ from percentages calculated utilizing our total portfolio annualized contractual rent.
(2) We define our top 20 clients as our 20 largest clients based on percentage of total portfolio annualized contractual rent as of September 30, 2021 for all periods.
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
Select Financial Results
The following summarizes our select financial results (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase (Decrease)
					Three months	Nine months
	2021	2020	2021	2020
Total revenue	$491.9	$404.6	$1,399.0	$1,233.5	21.6%	13.4%
Net income available to common stockholders (1)	$135.0	$22.9	$355.4	$277.6	489.5%	28.0%
Net income per share (2)	$0.34	$0.07	$0.94	$0.81	385.7%	16.0%
Funds from operations available to common stockholders (FFO)	$332.3	$283.0	$914.4	$848.4	17.4%	7.8%
FFO per share (2)	$0.85	$0.82	$2.41	$2.48	3.7%	(2.8)%
Normalized funds from operations available to common stockholders (Normalized FFO)	$349.1	$283.0	$944.5	$848.4	23.4%	11.3%
Normalized FFO per share (2)	$0.89	$0.82	$2.49	$2.48	8.5%	0.4%
Adjusted funds from operations available to common stockholders (AFFO)	$356.8	$282.5	$1,002.7	$875.0	26.3%	14.6%
AFFO per share (2)	$0.91	$0.81	$2.64	$2.55	12.3%	3.5%
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
Our financial results during the nine months ended September 30, 2021 were impacted by the following transactions: (i) a $50.5 million loss on extinguishment of debt, primarily due to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021, (ii) $30.1 million of merger-related costs related to our merger with VEREIT, of which $16.8 million related to the three months ended September 30, 2021, (iii) $31.0 million of provisions for impairment, of which $11.0 million related to the three months ended September 30, 2021, and (iv) $13.9 million in reserves, net of reserve reversals, recorded as a reduction of rental revenue. Our financial results during the nine months ended September 30, 2020 were impacted by the following transactions: (i) $123.4 million of provisions for impairment, of which $105.1 million related to the three months ended September 30, 2020, (ii) $34.4 million in reserves recorded as a reduction of rental revenue, of which $24.1 million related to the three months ended September 30, 2020, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021 recorded in the three months ended March 31, 2020, and (iv) a $3.5 million executive severance charge for our former CFO also recorded in the three months ended March 31, 2020.
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
Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2021, our total outstanding borrowings of senior unsecured notes and bonds, term loan, mortgages payable, and commercial paper were $9.29 billion, or approximately 26.1% of our total market capitalization of $35.54 billion.
As of September 30, 2021, we had no borrowings outstanding on our revolving credit facility. Therefore, we define our total market capitalization as the sum of:
•Shares of our common stock outstanding of 404,206,076, plus total common units outstanding of 463,119, multiplied by the last reported sales price of our common stock on the NYSE of $64.86 per share on September 30, 2021, or $26.25 billion;
•Outstanding borrowings of $405.0 million on our commercial paper program;
•Outstanding mortgages payable of $285.6 million, excluding net mortgage premiums of $933,000 and deferred financing costs of $865,000;
•Outstanding borrowings of $250.0 million on our term loan, excluding deferred financing costs of $493,000; and
•Outstanding senior unsecured notes and bonds of $8.35 billion, including Sterling-denominated notes of £1.47 billion, and excluding unamortized net original issuance premiums of $7.2 million and deferred financing costs of $51.0 million.

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
At-the-Market (ATM) Program
Under our "at-the-market" equity distribution plan, or our ATM program, up to 69,088,433 shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers' transactions on the NYSE at prevailing market prices or at negotiated prices. During the three months ended September 30, 2021, we issued 14,788,822 shares and raised approximately $1.03 billion under the ATM program. During the nine months ended September 30, 2021, we issued 21,378,420 shares and raised approximately $1.49 billion under the ATM program. At September 30, 2021, we had 54,299,611 shares remaining for future issuance under our ATM program. We anticipate maintaining the availability of our ATM program in the future, including the replenishment of authorized shares issuable thereunder.
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
Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan, or our DRSPP, provides our common stockholders, as well as new investors, with a convenient and economical method of purchasing our common stock and reinvesting their distributions. Our DRSPP also allows our current stockholders to buy additional shares of common stock by reinvesting all or a portion of their distributions. Our DRSPP authorizes up to 26,000,000 common shares to be issued. Our DRSPP includes a waiver approval process, allowing larger investors or institutions, per a formal approval process, to purchase shares at a small discount, if approved by us. We did not issue shares under the waiver approval process during the nine months ended September 30, 2021. During the three months ended September 30, 2021, we issued 41,613 shares and raised approximately $2.9 million under our DRSPP. During the nine months ended September 30, 2021, we issued 124,430 shares and raised approximately $8.2 million under our DRSPP. At September 30, 2021, we had 11,378,949 shares remaining for future issuance under our DRSPP program.
Revolving Credit Facility and Commercial Paper Program
We have a $3.0 billion unsecured revolving credit facility with an initial term that expires in March 2023 and includes, at our option, two six-month extensions. The multicurrency revolving facility allows us to borrow in up to 14 currencies, including U.S. dollars. Our revolving credit facility has a $1.0 billion expansion option, which is subject to obtaining lender commitments. Under our revolving credit facility, our investment grade credit ratings as of September 30, 2021 provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR.
The borrowing rate is subject to an interest rate floor and may change if our investment grade credit ratings change. We also have other interest rate options available to us under our credit facility. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

As of September 30, 2021, we had no outstanding borrowings on our revolving credit facility and an available borrowing capacity of $3.0 billion. The weighted average interest rate on borrowings under our revolving credit facility during the nine months ended September 30, 2021 was 0.8% per annum. We must comply with various financial and other covenants in our credit facility. At September 30, 2021, we were in compliance with these covenants. We expect to use our credit facility to acquire additional properties and for other general corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.
In August 2020, we established a U.S. dollar-denominated unsecured commercial paper program. Under the terms of the program, we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding of $1.0 billion. Borrowings under this program generally mature in one year or less. At September 30, 2021, we had an outstanding balance of $405.0 million. The weighted average interest rate on borrowings under our commercial paper program was 0.2% for the nine months ended September 30, 2021. We use our $3.0 billion revolving credit facility as a liquidity backstop for the repayment of the notes issued under the commercial paper program.
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
Mortgage Debt
As of September 30, 2021, we had $285.6 million of mortgages payable, all of which were assumed in connection with our property acquisitions, including a Sterling-denominated mortgage payable of £31.0 million. Additionally, at September 30, 2021, we had net premiums totaling $933,000 on these mortgages and deferred financing costs of $865,000. We expect to pay off the mortgages payable as soon as prepayment penalties have declined to a level that would make it economically feasible to do so. During the nine months ended September 30, 2021, we made $56.0 million in principal payments, including the repayment of six mortgages in full for $53.3 million.

Notes Outstanding
Our senior unsecured note and bond obligations consist of the following as of September 30, 2021, sorted by maturity date (dollars in millions):

	As of September 30, 2021
	Principal Amount (Currency Denomination)	Carrying Value (USD)
4.650% notes, issued in July 2013 and due in August 2023	$750	$750
3.875% notes, issued in June 2014 and due in July 2024	$350	350
3.875% notes, issued in April 2018 and due in April 2025	$500	500
0.750% notes, issues December 2020 and due in March 2026	$325	325
4.125% notes, $250 issued in September 2014 and $400 issued in March 2017, both due in October 2026	$650	650
3.000% notes, issued in October 2016 and due in January 2027	$600	600
1.125% notes, issued in July 2021 and due in July 2027	£400	540
3.650% notes, issued in December 2017 and due in January 2028	$550	550
3.250% notes, issued in June 2019 and due in June 2029	$500	500
1.625% notes, issued in October 2020 and due December 2030	£400	540
3.250% notes, $600 issued in May 2020 and $350 issued in July 2020, both due in January 2031	$950	950
1.800% notes, issued in December 2020 and due in March 2033	$400	400
1.750% notes, issued in July 2021 and due in July 2033	£350	473
2.730% notes, issued in May 2019 and due in May 2034	£315	425
5.875% bonds, $100 issued in March 2005 and $150 issued in June 2011, both due in March 2035	$250	250
4.650% notes, $300 issued in March 2017 and $250 issued in December 2017, both due in March 2047	$550	550
Total principal amount		$8,353
Unamortized net original issuance premiums and deferred financing costs		(44)
		$8,309
All of our outstanding notes and bonds have fixed interest rates and contain various covenants, with which we remained in compliance as of September 30, 2021. Additionally, with the exception of our £400 million of 1.625% senior unsecured notes issued in October 2020, our 2027 Notes, and our 2033 Notes, in each case where interest is paid annually, interest on our remaining senior unsecured note and bond obligations is paid semiannually.
The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes and bonds. These calculations, which are not based on U.S. GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our senior notes and bonds as well as to disclose our current compliance with such covenants, and are not measures of our liquidity or performance. The actual amounts as of September 30, 2021 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	< 60% of adjusted assets	37.0%
Limitation on incurrence of secured debt	< 40% of adjusted assets	1.3%
Debt service coverage (trailing 12 months) (1)	> 1.5x	6.1
Maintenance of total unencumbered assets	> 150% of unsecured debt	275.4%
(1)  Our debt service coverage ratio is calculated on a pro forma basis for the preceding four-quarter period on the assumptions that: (i) the incurrence of any debt (as defined in the covenants) incurred by us since the first day of such four-quarter period and the application of the proceeds therefrom (including to refinance other debt since the first day of such four-quarter period), (ii) the repayment or retirement of any of our debt since the first day of such four-quarter period, and (iii) any acquisition or disposition by us of any asset or group since the first day of such four quarters had in each case occurred on October 1, 2020 and subject to certain additional adjustments. Such pro forma ratio has been prepared on the basis required by that debt service covenant, reflects various estimates and assumptions and is subject to other uncertainties, and therefore does not purport to reflect what our actual debt service coverage ratio would have been had transactions referred to in clauses (i), (ii) and (iii) of the preceding sentence occurred as of October 1, 2020, nor does it purport to reflect our debt service coverage ratio for any future period. The following is our calculation of debt service and fixed charge coverage at September 30, 2021 (in thousands, for trailing twelve months):

Net income available to common stockholders	$473,346
Plus: interest expense, excluding the amortization of deferred financing costs	292,365
Plus: loss on extinguishment of debt	50,456
Plus: provision for taxes	26,028
Plus: depreciation and amortization	739,646
Plus: provisions for impairment	54,766
Plus: pro forma adjustments	143,215
Less: gain on sales of real estate	(58,063)

Income available for debt service, as defined	$1,721,759

Total pro forma debt service charge	$282,908

Debt service and fixed charge coverage ratio	6.1
Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2021, we had cash and cash equivalents totaling $517.0 million, inclusive of £122.1 million Sterling and €133.7 million Euro.
We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the next twelve months. We intend, however, to use permanent or long-term capital to fund property acquisitions and to repay future borrowings under our credit facility and commercial paper program.
Credit Agency Ratings
The borrowing interest rates under our revolving credit facility are based upon our ratings assigned by credit rating agencies. As of September 30, 2021, we were assigned the following investment grade corporate credit ratings on our senior unsecured notes and bonds: Moody’s Investors Service has assigned a rating of A3 with a “stable” outlook and Standard & Poor’s Ratings Group has assigned a rating of A- with a “stable” outlook. In addition, we were assigned the following ratings on our commercial paper at September 30, 2021: Moody's Investors Service has assigned a rating of P-2 and Standard & Poor's Ratings Group has assigned a rating of A-2.
Based on our ratings as of September 30, 2021, the facility interest rate was LIBOR, plus 0.775% with a facility commitment fee of 0.125%, for all-in drawn pricing of 0.90% over LIBOR. Our credit facility provides that the interest rate can range between: (i) LIBOR, plus 1.45% if our credit rating is lower than BBB-/Baa3 or our senior unsecured debt is unrated and (ii) LIBOR, plus 0.75% if our credit rating is A/A2 or higher. In addition, our credit facility provides for a facility commitment fee based on our credit ratings, which range from: (i) 0.30% for a rating lower than BBB-/Baa3 or unrated, and (ii) 0.10% for a credit rating of A/A2 or higher.
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

Table of Obligations
The following table summarizes the maturity of each of our obligations as of September 30, 2021 (dollars in millions):

Year of Maturity	Credit Facility and Commercial Paper Program (1)	Senior Unsecured Notes and Bonds (2)	Term Loan (3)	Mortgages Payable (4)	Interest (5)	Ground Leases Paid by Realty Income (6)	Ground Leases Paid by Our Clients (7)	Other (8)	Totals
2021	$405.0	$—	$—	$0.9	$51.5	$1.3	$3.4	$139.7	$601.8
2022	—	—	—	111.6	285.3	5.4	13.8	101.9	518.0
2023	—	750.0	—	20.4	281.2	5.5	13.9	—	1,071.0
2024	—	350.0	250.0	111.9	238.0	5.4	14.0	—	969.3
2025	—	500.0	—	40.8	206.6	5.7	13.7	—	766.8
Thereafter	—	6,753.0	—	—	1,296.2	158.5	56.0	—	8,263.7
Totals	$405.0	$8,353.0	$250.0	$285.6	$2,358.8	$181.8	$114.8	$241.6	$12,190.6
(1)The initial term of the credit facility expires in March 2023 and includes, at our option, two six-month extensions. At September 30, 2021, there were no borrowings under our revolving credit facility. The commercial paper borrowings outstanding at September 30, 2021 totaled $405.0 million and matured as follows; $80.0 million on October 14, 2021, $290.0 million on November 1, 2021 and $35.0 million on November 2, 2021.
(2)Excludes non-cash net original issuance premiums recorded on notes payable of $7.2 million and deferred financing costs of $51.0 million.
(3)Excludes deferred financing costs of $493,000.
(4)Excludes both non-cash net premiums recorded on the mortgages payable of $933,000 and deferred financing costs of $865,000.
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
(8)“Other” consists of $211.9 million of commitments under construction contracts, $10.7 million for re-leasing costs, recurring capital expenditures, and non-recurring building improvements and $19.0 million of success fees related to our merger with VEREIT.
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
In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our taxable income (excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our taxable income (including net capital gains). In 2020, our cash distributions to common stockholders totaled $964.2 million, or approximately 124.8% of our taxable income of $772.5 million. Our taxable income reflects non-cash deductions for depreciation and amortization. Our taxable income is presented to show our compliance with REIT dividend requirements and is not a measure of our liquidity or operating performance. We intend to continue to make distributions to our stockholders that are sufficient to meet this dividend requirement and that will reduce or eliminate our exposure to income taxes. Furthermore, we believe our cash on hand and funds from operations are sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders in the nine months ended September 30, 2021 totaled approximately $797.8 million, representing 79.6% of our adjusted funds from operations available to common stockholders of approximately $1.0 billion. In comparison, our 2020 cash distributions to common stockholders totaled $964.2 million, representing 82.2% of our adjusted funds from operations available to common stockholders of $1.173 billion.
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
When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 and the nine months ended September 30, 2021 has been the COVID-19 pandemic. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to our applicable clients. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received when due. Unless otherwise specified, references to reserves recorded as a reduction of rental revenue include amounts reserved for in the current period, as well as unrecognized contractual rental revenue and unrecognized straight-line rental revenue for leases accounted for on a cash basis. References to reserve reversals recorded as increases to rental revenue include amounts where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis. As of September 30, 2021, other than the information related to the reserves we have recorded to such date, we do not have any further client specific information that would change our assessment that collection of substantially all of the future lease payments under our existing leases is probable. However, there may be impacts in future periods that could change this assessment as the situation continues to evolve and as more information becomes available.
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
The following is a comparison of our results of operations for the three and nine months ended September 30, 2021, to the three and nine months ended September 30, 2020.
Total Revenue
The following summarizes our total revenue (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		Increase
	2021	2020	2021	2020	Three Months	Nine Months
REVENUE
Rental (excluding reimbursable)	$462,416	$383,845	$1,316,838	$1,164,873	$78,571	$151,965
Rental (reimbursable)	23,921	18,024	69,120	59,354	5,897	9,766
Other	5,538	2,703	13,003	9,322	2,835	3,681
Total revenue	$491,875	$404,572	$1,398,961	$1,233,549	$87,303	$165,412

Rental Revenue (excluding reimbursable)
The table below summarizes the increase in rental revenue (excluding reimbursable) in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands):

			Three Months Ended September 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change
Properties acquired subsequent to December 31, 2019	756	20,265,423	$72,561	$13,203	$59,358
Same store rental revenue	6,099	96,727,907	380,341	358,861	21,480
Constant currency adjustment (2)	N/A	N/A	812	(615)	1,427
Properties sold subsequent to December 31, 2019	224	4,652,875	158	3,362	(3,204)
Straight-line rent and other non-cash adjustments	N/A	N/A	2,100	2,294	(194)
Vacant rents, development and other (3)	163	2,944,601	6,444	6,740	(296)
Totals			$462,416	$383,845	$78,571
(1) Excludes 3,025,649 square feet from properties ground leased to clients and 2,017,013 square feet from properties with no land or building ownership.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2021 of 1.35 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(3) Relates to the aggregate of (i) rental revenue from properties (154 properties comprising 2,586,996 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (nine properties comprising 357,605 square feet) under development, and (iii) rental revenue that is not contractual base rent such as lease termination settlements.
The table below summarizes the increase in rental revenue (excluding reimbursable) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands):

			Nine Months Ended September 30,		Increase/(Decrease)
	Number of Properties	Square Footage (1)	2021	2020	$ Change
Properties acquired subsequent to December 31, 2019	756	20,265,423	$162,500	$25,702	$136,798
Same store rental revenue	6,099	96,727,907	1,127,320	1,105,333	21,987
Constant currency adjustment (2)	N/A	N/A	2,510	(2,287)	4,797
Properties sold subsequent to December 31, 2019	224	4,652,875	2,125	13,609	(11,484)
Straight-line rent and other non-cash adjustments	N/A	N/A	5,033	532	4,501
Vacant rents, development and other (3)	163	2,944,601	17,350	21,984	(4,634)
Totals			$1,316,838	$1,164,873	$151,965
(1) Excludes 3,025,649 square feet from properties ground leased to clients and 2,017,013 square feet from properties with no land or building ownership.
(2) For purposes of comparability, same store rental revenue is presented on a constant currency basis using the exchange rate as of September 30, 2021 of 1.35 GBP/USD. None of the properties in Spain met our same store pool definition for the periods presented.
(3) Relates to the aggregate of (i) rental revenue from properties (154 properties comprising 2,586,996 square feet) that were available for lease during part of 2021 or 2020, (ii) rental revenue for properties (nine properties comprising 357,605 square feet) under development, and (iii) lease termination settlements.
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

Our calculation of same store rental revenue includes rent deferred for future payment as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB). Same store rental income was impacted by (reserve reversals) and reserves to rental revenue of $(313,000) for the three months ended September 30, 2021 compared to $18.0 million for the three months ended September 30, 2020, and $12.7 million for the nine months ended September 30, 2021 compared to $21.7 million for the nine months ended September 30, 2020. Our calculation of same store rental revenue also includes uncollected rent for which we have not granted a lease concession. If these applicable amounts of rent deferrals and uncollected rent were excluded from our calculation of same store rental revenue, the increases for the three and nine months ended September 30, 2021 relative to the comparable periods for 2020 would have been 8.5% and 6.1%, respectively.
Rental revenue was negatively impacted by rent reserves for the three months ended September 30, 2020 and nine months ended September 30, 2021 and 2020, primarily due to the COVID-19 pandemic, particularly with respect to the ongoing disruption to the theater industry. As the COVID-19 pandemic did not affect our rent collections until April 2020, there was no related impact for the three months ended March 31, 2020. For the three months ended September 30, 2021, rental revenue was positively impacted by reserve reversals recorded where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis. The following table summarizes reserves and reserve reversals to rental revenue (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue reserves (reserve reversals)	$(0.8)	$21.8	$15.0	$29.3
Straight-line rent reserves (reserve reversals)	(2.3)	2.3	(1.1)	5.1
Total rental revenue reserves (reserve reversals)	$(3.1)	$24.1	$13.9	$34.4
Of the 7,018 properties in the portfolio at September 30, 2021, 6,961, or 99.2%, are single-client properties and the remaining are multi-client properties. Of the 6,961 single-client properties, 6,878, or 98.8%, were net leased at September 30, 2021.
Of the 7,064 in-place leases in the portfolio, which excludes 110 vacant units, 6,000 or 84.9% were under leases that provide for increases in rents through:
•Base rent increases tied to a consumer price index (typically subject to ceilings);
•Percentage rent based on a percentage of the clients’ gross sales;
•Fixed increases; or
•A combination of two or more of the above rent provisions.
Percentage rent, which is included in rental revenue, was $441,000 in the three months ended September 30, 2021, $532,000 in the three months ended September 30, 2020, $2.0 million in the nine months ended September 30, 2021 and $2.3 million in the nine months ended September 30, 2020. We anticipate percentage rent to be less than 1% of rental revenue for 2021.
At September 30, 2021, our portfolio of 7,018 properties was 98.8% leased with 86 properties available for lease, as compared to 97.9% leased, with 140 properties available for lease at December 31, 2020, and 98.6% leased with 92 properties available for lease at September 30, 2020. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, it is possible that the number of properties available for lease or sale could increase in the future, given the nature of economic cycles and other unforeseen global events, such as the ongoing COVID-19 pandemic and the measures taken to limit its spread.
Rental Revenue (reimbursable)
A number of our leases provide for contractually obligated reimbursements from clients for recoverable real estate taxes and operating expenses. The increase in contractually obligated reimbursements by our clients in the periods presented is primarily due to the growth of our portfolio due to acquisitions.

Other Revenue
Other revenue primarily relates to interest income recognized on financing receivables for certain leases with above-market terms and interest earned on cash and cash equivalents. For both the three and nine months ended September 30, 2021, increases to interest income recognized on financing receivables were partially offset by decreases to interest earned on cash and cash equivalents in the same 2020 periods.
Total Expenses
The following summarizes our total expenses (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		$ Increase/ (Decrease)
	2021	2020	2021	2020	Three months	Nine Months
EXPENSES
Depreciation and amortization	$198,832	$169,084	$564,606	$501,997	$29,748	$62,609
Interest	76,156	76,806	222,905	230,572	(650)	(7,667)
Property (excluding reimbursable)	5,741	7,386	20,775	18,114	(1,645)	2,661
Property (reimbursable)	23,921	18,024	69,120	59,354	5,897	9,766
General and administrative (1)	23,813	16,514	66,458	56,541	7,299	9,917
Provisions for impairment	11,011	105,095	30,977	123,442	(94,084)	(92,465)
Merger-related costs	16,783	—	30,081	—	16,783	30,081
Total expenses	$356,257	$392,909	$1,004,922	$990,020	$(36,652)	$14,902
Total revenue (2)	$467,954	$386,548	$1,329,841	$1,174,195
General and administrative expenses as a percentage of total revenue (1)(2)	5.1%	4.3%	5.0%	4.5%
Property expenses (excluding reimbursable) as a percentage of total revenue (2)	1.2%	1.9%	1.6%	1.5%
(1) General and administrative expenses for the nine months ended September 30, 2020 included an executive severance charge related to the departure of our former CFO in March 2020. The total value of cash, stock compensation and professional fees incurred as a result of this severance was $3.5 million and was recorded to general and administrative expense. In order to present a normalized calculation of our general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2020, we have excluded this executive severance charge to arrive at a normalized general and administrative amount of $53.1 million which was used for our calculation.
(2) Excludes rental revenue (reimbursable).
Depreciation and Amortization
The increase in depreciation and amortization for the three and nine months ended September 30, 2021 was primarily due to the acquisition of properties in 2020 and for the nine months ended September 30, 2021, which was partially offset by property sales in those same periods. As discussed in the sections entitled “Funds from Operations Available to Common Stockholders (FFO) and Normalized Funds from Operations Available to Common Stockholders (Normalized FFO)" and “Adjusted Funds from Operations Available to Common Stockholders (AFFO),” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO, Normalized FFO, and AFFO.

Interest Expense
The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest on our credit facility, commercial paper, term loan, notes, mortgages and interest rate swaps	$72,299	$73,174	$212,030	$218,991
Credit facility commitment fees	958	958	2,844	2,854
Amortization of debt origination and deferred financing costs	3,010	2,584	8,346	7,752
Loss on interest rate swaps	734	1,123	2,180	3,116
Amortization of net mortgage premiums	(673)	(311)	(1,158)	(1,021)
Amortization of net note (premiums) discounts	102	(690)	(37)	(1,096)
Interest capitalized	(423)	(109)	(1,604)	(257)
Capital lease obligation	149	77	304	233
Interest expense	$76,156	$76,806	$222,905	$230,572

Credit facility, commercial paper, term loan, mortgages and notes
Average outstanding balances (dollars in thousands)	$9,282,808	$8,098,923	$8,857,204	$8,179,307
Average interest rates	3.02%	3.51%	3.10%	3.48%
The decrease in interest expense for the three and nine months ended September 30, 2021 is primarily due to lower average interest rates on our credit facility, the January 2021 early redemption on all $950.0 million in principal of the 3.250% notes due October 2022, the June 2020 repayment of our previous $250.0 million term loan, repayments of outstanding mortgages and higher capitalized interest related to our development projects, partially offset by our issuances of notes in 2020 and 2021, which included $1.68 billion in principal of USD denominated notes and £1.15 billion in principal of Sterling denominated notes.
During the nine months ended September 30, 2021, the weighted average interest rate on our:
•Commercial paper outstanding borrowings of $405.0 million was 0.2%;
•Term loan outstanding of $250.0 million (excluding deferred financing costs of $493,000) was swapped to fixed at 3.9%;
•Mortgages payable of $285.6 million (excluding net premiums totaling $933,000 and deferred financing costs of $865,000 on these mortgages) was 4.7%;
•Notes and bonds payable of $8.35 billion (excluding net unamortized original issue premiums of $7.2 million and deferred financing costs of $51.0 million) was 3.3%; and
•Combined outstanding notes, bonds, mortgages, term loan and commercial paper borrowings of $9.29 billion (excluding all net premiums and deferred financing costs) was 3.1%.
Property Expenses (excluding reimbursable)
Property expenses (excluding reimbursable) consist of costs associated with properties available for lease, non-net-leased properties and general portfolio expenses. Expenses related to properties available for lease and non-net-leased properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections, and title search fees. At September 30, 2021, 86 properties were available for lease or sale, as compared to 140 at December 31, 2020, and 92 at September 30, 2020.
The decrease in property expenses (excluding reimbursable) for the three months ended September 30, 2021 is primarily attributable to decreased vacancies and decreases in reserves for contractually obligated reimbursements by our clients. The increase in property expenses (excluding reimbursable) for the nine months ended September 30, 2021 is primarily due to the increase in portfolio size, resulting in higher utilities, repairs and maintenance, property-related legal expenses, property taxes, and reserves for contractually obligated reimbursements by our clients.

Property Expenses (reimbursable)
The increase in property expenses (reimbursable) for the three and nine months ended September 30, 2021 was primarily attributable to our increased portfolio size, which contributed to higher operating expenses as a result of our acquisitions in 2020 and the nine months ended September 30, 2021, and an increase in property taxes paid on behalf of our clients.
General and Administrative Expenses
General and administrative expenses are expenditures related to the operations of our company, including employee-related costs, professional fees, and other general overhead costs associated with running our business.
The increase in general and administrative expenses for the three and nine months ended September 30, 2021 is primarily due to higher payroll-related costs and higher corporate-level professional fees.
Provisions for Impairment
The following table summarizes provisions for impairment during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total provisions for impairment	$11.0	$105.1	$31.0	$123.4
Number of properties:
Classified as held for sale	11	1	12	2
Classified as held for investment	—	16	12	23
Sold	12	26	40	43
Merger-related Costs
In conjunction with our merger with VEREIT, we incurred approximately $16.8 million and $30.1 million of merger-related transaction costs during the three and nine months ended September 30, 2021, respectively. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.
Gain on Sales of Real Estate
The following table summarizes our properties sold during the periods indicated below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of properties sold	27	37	96	66
Net sales proceeds	$31.9	$51.3	$123.5	$184.9
Gain on sales of real estate	$12.1	$13.7	$35.4	$53.6
Foreign Currency and Derivative Gains/Losses, Net
We borrow in the functional currencies of the countries in which we invest. Foreign currency gains and losses are primarily a result of intercompany debt with certain remeasurement transactions and mark-to-market adjustments on derivatives that do not qualify for hedge accounting.
Loss on Extinguishment of Debt
In September 2021, we completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $4.0 million loss on extinguishment of debt for the nine months ended September 30, 2021.

In January 2021, we completed the early redemption on all $950.0 million in principal amount of outstanding 3.250% notes due October 2022, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $46.5 million loss on extinguishment of debt for the nine months ended September 30, 2021.
In January 2020, we completed the early redemption on all $250.0 million in principal amount of outstanding 5.750% notes due January 2021, plus accrued and unpaid interest. As a result of the early redemption, we recognized a $9.8 million loss on extinguishment of debt for the nine months ended September 30, 2020.

Income Taxes
Income taxes are for city and state income and franchise taxes, and for international income taxes accrued or paid by us and our subsidiaries. The increase in income taxes for the three and nine months ended September 30, 2021 was primarily attributable to our increased volume of U.K. investments, which contributed to higher U.K. income taxes as compared to the same periods in 2020.
Net Income Available to Common Stockholders
The following summarizes our net income available to common stockholders (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase
	2021	2020	2021	2020	Three months	Nine months
Net income available to common stockholders	$135.0	$22.9	$355.4	$277.6	489.5%	28.0%
Net income per share (1)	$0.34	$0.07	$0.94	$0.81	385.7%	16.0%
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
Net income available to common stockholders for the nine months ended September 30, 2021 was impacted by the following transactions: (i) a $50.5 million loss on extinguishment of debt, primarily due to the January 2021 early redemption of the 3.250% notes due October 2022 recorded in the three months ended March 31, 2021, (ii) $30.1 million of merger-related costs related to our merger with VEREIT, of which $16.8 million related to the three months ended September 30, 2021, (iii) $31.0 million of provisions for impairment, of which $11.0 million related to the three months ended September 30, 2021, and (iv) $13.9 million in reserves, net of reserve reversals, recorded as a reduction of rental revenue. Net income available to common stockholders for the nine months ended September 30, 2020 was impacted by the following transactions: (i) $123.4 million of provisions for impairment, of which $105.1 million related to the three months ended September 30, 2020, (ii) $34.4 million in reserves recorded as a reduction of rental revenue, of which $24.1 million related to the three months ended September 30, 2020, (iii) a $9.8 million loss on extinguishment of debt due to the January 2020 early redemption of the 5.750% notes due 2021 recorded in the three months ended March 31, 2020, and (iv) a $3.5 million executive severance charge for our former CFO also recorded in the three months ended March 31, 2020.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (Adjusted EBITDAre)
The National Association of Real Estate Investment Trusts (Nareit) came to the conclusion that a Nareit-defined EBITDA metric for real estate companies (i.e., EBITDA for real estate, or EBITDAre) would provide investors with a consistent measure to help make investment decisions among REITs. Our definition of “Adjusted EBITDAre” is generally consistent with the Nareit definition, other than our adjustments to remove foreign currency and derivative gains and losses and executive severance charges (which is consistent with our previous calculations of "Adjusted EBITDA"). We define Adjusted EBITDAre, a non–GAAP financial measure, for the most recent quarter as earnings (net income) before (i) interest expense, including non-cash loss (gain) on swaps, (ii) income and franchise taxes, (iii) loss on extinguishment of debt, (iv) real estate depreciation and amortization, (v) provisions for impairment, (vi) merger-related costs, (vii) gain on sales of real estate, and (viii) foreign currency and derivative gains and losses, net (as described in the Adjusted Funds from Operations section). Our Adjusted EBITDAre may not be comparable to Adjusted EBITDAre reported by other companies or as defined by Nareit, and other companies may interpret or define Adjusted EBITDAre differently than we do. Management believes Adjusted EBITDAre to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors. Management also believes the use of an annualized quarterly Adjusted EBITDAre metric, which we refer to as Annualized Adjusted EBITDAre, is meaningful because it represents the Company’s current earnings run rate for the period presented. Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre, as defined below, are also used to determine the vesting of performance share awards granted to executive officers. Annualized Adjusted EBITDAre should be considered along with, but not as an alternative to net income as a measure of our operating performance. We define Annualized Pro Forma Adjusted EBITDAre as Annualized

Adjusted EBITDAre, subject to certain adjustments to incorporate operating income from properties we acquired or stabilized during the applicable quarter and to remove operating income from properties we disposed of during the applicable quarter, giving pro forma effect to all transactions as if they occurred at the beginning of the applicable period. We believe Annualized Pro Forma Adjusted EBITDAre is a useful non-GAAP supplemental measure, as it excludes properties that were no longer owned at the balance sheet date and includes the annualized rent from properties acquired during the quarter. Our ratios of net debt-to-Annualized Adjusted EBITDAre and net debt-to-Annualized Pro Forma Adjusted EBITDAre, which are used by management as a measure of leverage, are calculated as net debt (which we define as total debt per the consolidated balance sheet, less cash and cash equivalents), divided by annualized quarterly Adjusted EBITDAre and annualized Pro Forma Adjusted EBITDAre, respectively.
The following table summarizes our Annualized Adjusted EBITDAre and Annualized Pro Forma Adjusted EBITDAre calculations for the periods indicated below (dollars in thousands):

	Three months ended September 30,
	2021	2020
Net income (1)	$135,276	$23,143
Interest	76,156	76,806
Loss on extinguishment of debt	3,983	—
Income taxes	6,079	4,592
Depreciation and amortization	198,832	169,084
Provisions for impairment	11,011	105,095
Merger-related costs	16,783	—
Gain on sales of real estate	(12,094)	(13,736)
Foreign currency and derivative (gains) losses, net	2,374	(2,336)
Quarterly Adjusted EBITDAre	$438,400	$362,648
Annualized Adjusted EBITDAre (2)	$1,753,600	$1,450,592
Annualized Pro forma Adjustments	43,910	24,586
Annualized Pro forma Adjusted EBITDAre	$1,797,510	$1,475,178

Net Debt (3)	$8,732,379	$7,711,111
Net Debt/Annualized Adjusted EBITDAre	5.0	5.3
Net Debt/Annualized Pro forma Adjusted EBITDAre	4.9	5.2
(1) Net income for the three months ended September 30, 2021 was positively impacted by $3.1 million of reserve reversals recorded as increases to rental revenue where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis, of which $2.3 million relates to straight-line rent receivables. Net income for the three months ended September 30, 2020 was negatively impacted by $24.1 million of rent reserves recorded as reductions of rental revenue, of which $2.3 million relates to straight-line rent receivables.
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

	Three months ended September 30,
Dollars in thousands	2021	2020
Annualized pro forma adjustments from properties acquired or stabilized	$45,901	$25,200
Annualized pro forma adjustments from properties disposed	(1,991)	(614)
Annualized Pro forma Adjustments	$43,910	$24,586

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO) AND NORMALIZED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (Normalized FFO)
The following summarizes our FFO and Normalized FFO (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase / (Decrease)
	2021	2020	2021	2020	Three months	Nine months
FFO available to common stockholders	$332.3	$283.0	$914.4	$848.4	17.4%	7.8%
FFO per share (1)	$0.85	$0.82	$2.41	$2.48	3.7%	(2.8)%
Normalized FFO available to common stockholders	$349.1	$283.0	$944.5	$848.4	23.4%	11.3%
Normalized FFO per share (1)	$0.89	$0.82	$2.49	$2.48	8.5%	0.4%
(1) All per share amounts are presented on a diluted per common share basis.
FFO and Normalized FFO for the nine months ended September 30, 2021 and 2020 were impacted by the same transactions listed under "Net Income Available To Common Stockholders" on page 50. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and Normalized FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income available to common stockholders	$134,996	$22,904	$355,415	$277,555
Depreciation and amortization	198,832	169,084	564,606	501,997
Depreciation of furniture, fixtures and equipment	(230)	(157)	(674)	(435)
Provisions for impairment	11,011	105,095	30,977	123,442
Gain on sales of real estate	(12,094)	(13,736)	(35,396)	(53,565)
FFO adjustments allocable to noncontrolling interests	(180)	(212)	(511)	(575)
FFO available to common stockholders	$332,335	$282,978	$914,417	$848,419
FFO allocable to dilutive noncontrolling interests	356	345	1,062	1,063
Diluted FFO	$332,691	$283,323	$915,479	$849,482

FFO available to common stockholders	$332,335	$282,978	$914,417	$848,419
Merger-related costs	16,783	—	30,081	—
Normalized FFO available to common stockholders	$349,118	$282,978	$944,498	$848,419
Normalized FFO allocable to dilutive noncontrolling interests	356	345	1,062	1,063
Diluted Normalized FFO	$349,474	$283,323	$945,560	$849,482

FFO per common share, basic and diluted	$0.85	$0.82	$2.41	$2.48

Normalized FFO per common share, basic and diluted	$0.89	$0.82	$2.49	$2.48

Distributions paid to common stockholders	$273,791	$242,241	$797,847	$716,535
FFO available to common stockholders in excess of distributions paid to common stockholders	$58,544	$40,737	$116,570	$131,884
Normalized FFO available to common stockholders in excess of distributions paid to common stockholders	$75,327	$40,737	$146,651	$131,884
Weighted average number of common shares used for FFO and normalized FFO:
Basic	391,913,478	346,476,217	379,291,782	342,214,164
Diluted	392,513,520	347,212,593	379,872,546	342,946,337
We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts' definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, and reduced by gains on property sales. We define Normalized FFO, a non-GAAP financial measure, is FFO excluding merger-related costs related to our merger with VEREIT.
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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)
The following summarizes our AFFO (dollars in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,		% Increase
	2021	2020	2021	2020	Three months	Nine months
AFFO available to common stockholders	$356.8	$282.5	$1,002.7	$875.0	26.3%	14.6%
AFFO per share (1)	$0.91	$0.81	$2.64	$2.55	12.3%	3.5%
(1) All per share amounts are presented on a diluted per common share basis.
AFFO in the three months ended September 30, 2020 and nine months ended September 30, 2021 and 2020 was impacted by reserves recorded as a reduction of rental revenue related to the COVID-19 pandemic. AFFO in the three months ended September 30, 2021 was impacted by reserve reversals recorded as an increase to rental revenue where the accounting for recognition of rental revenue and straight-line rental revenue has been moved from the cash to the accrual basis.
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
The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to Normalized FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income available to common stockholders (1)	$134,996	$22,904	$355,415	$277,555
Cumulative adjustments to calculate Normalized FFO (2)	214,122	260,074	589,083	570,864
Normalized FFO available to common stockholders	349,118	282,978	944,498	848,419
Executive severance charge (3)	—	—	—	3,463
Loss on extinguishment of debt	3,983	—	50,456	9,819
Amortization of share-based compensation	4,315	3,020	12,484	11,644
Amortization of deferred financing costs (4)	2,067	956	5,442	3,792
Amortization of net mortgage premiums	(673)	(310)	(1,158)	(1,020)
Loss on interest rate swaps	733	1,123	2,179	3,115
Straight-line payments from cross-currency swaps (5)	513	614	1,715	1,960
Leasing costs and commissions	(1,199)	98	(2,026)	(1,013)
Recurring capital expenditures	(365)	(105)	(415)	(126)
Straight-line rent	(14,801)	(6,445)	(36,268)	(20,469)
Amortization of above and below-market leases, net	10,312	2,408	23,546	14,925
Other adjustments (6)	2,834	(1,828)	2,253	463
AFFO available to common stockholders	$356,837	$282,509	$1,002,706	$874,972
AFFO allocable to dilutive noncontrolling interests	351	347	1,047	1,079
Diluted AFFO	$357,188	$282,856	$1,003,753	$876,051

AFFO per common share:
Basic	$0.91	$0.82	$2.64	$2.56
Diluted	$0.91	$0.81	$2.64	$2.55

Distributions paid to common stockholders	$273,791	$242,241	$797,847	$716,535

AFFO available to common stockholders in excess of distributions paid to common stockholders	$83,046	$40,268	$204,859	$158,437
Weighted average number of common shares used for computation per share:
Basic	391,913,478	346,476,217	379,291,782	342,214,164
Diluted	392,513,520	347,212,593	379,872,546	342,946,337
(1)As of September 30, 2021, there was $35.2 million of uncollected rent deferred as a result of lease concessions we granted in response to the COVID-19 pandemic and recognized under the practical expedient provided by the Financial Accounting Standards Board (FASB) and $62.0 million of uncollected rent for which we have not granted a lease concession.
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
(6) Includes adjustments allocable to noncontrolling interests, obligations related to financing lease liabilities, mark-to-market adjustments on derivatives that do not qualify for hedge accounting, and foreign currency gains and losses as a result of intercompany debt and remeasurement transactions.

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
PROPERTY PORTFOLIO INFORMATION
At September 30, 2021, we owned a diversified portfolio:
•Of 7,018 properties;
•With an occupancy rate of 98.8%, or 6,932 properties leased and 86 properties available for lease or sale;
•Doing business in 60 separate industries;
•Located in all 50 U.S. states, Puerto Rico, the U.K. and Spain;
•With approximately 125.0 million square feet of leasable space;
•With a weighted average remaining lease term (excluding rights to extend a lease at the option of the client) of approximately 8.8 years; and
•With an average leasable space per property of approximately 17,810 square feet; approximately 12,760 square feet per retail property and approximately 261,790 square feet per industrial property.
At September 30, 2021, 6,932 properties were leased under net lease agreements. A net lease typically requires the client to be responsible for monthly rent and certain property operating expenses including property taxes, insurance, and maintenance. In addition, our clients are typically subject to future rent increases based on increases in the consumer price index (typically subject to ceilings), additional rent calculated as a percentage of the client's gross sales above a specified level, or fixed increases.
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
	Sept 30, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016
U.S.
Aerospace	0.6%	0.6%	0.8%	0.9%	1.0%	1.1%
Apparel stores	1.2	1.3	1.1	1.2	1.4	1.7
Automotive collision services	1.3	1.1	1.0	0.9	1.0	1.0
Automotive parts	1.5	1.6	1.6	1.7	1.5	1.3
Automotive service	2.9	2.7	2.6	2.3	2.5	2.0
Automotive tire services	1.8	2.0	2.1	2.3	2.5	2.6
Beverages	2.0	2.1	2.0	2.4	2.6	2.8
Child care	1.9	2.1	2.1	2.2	1.7	1.7
Consumer electronics	0.4	0.3	0.3	0.3	0.3	0.3
Consumer goods	0.5	0.6	0.6	0.7	0.7	0.9
Convenience stores	11.6	11.9	12.3	12.6	9.3	10.0
Crafts and novelties	0.9	0.9	0.6	0.6	0.6	0.5
Diversified industrial	1.0	0.8	0.7	0.8	0.8	0.9
Dollar stores	7.5	7.6	7.9	7.3	7.5	8.0
Drug stores	7.2	8.2	8.8	9.4	10.2	10.8
Education	0.2	0.2	0.2	0.3	0.3	0.3
Electric utilities	*	0.1	0.1	0.1	0.1	0.1
Entertainment	0.3	0.3	0.3	0.3	0.4	0.4
Equipment services	0.2	0.3	0.4	0.4	0.4	0.5
Financial services	1.6	1.8	2.0	2.4	2.3	2.6
Food processing	0.6	0.7	0.7	0.5	0.6	1.0
General merchandise	3.6	3.4	2.5	2.1	2.3	1.9
Government services	0.5	0.6	0.7	0.9	0.9	1
Grocery stores	4.4	4.9	5.2	5.0	5.3	3.5
Health and beauty	0.2	0.2	0.2	0.2	*	*
Health and fitness	5.9	6.7	7.0	7.1	7.7	7.6
Health care	1.7	1.5	1.6	1.6	1.4	1.5
Home furnishings	0.8	0.7	0.8	0.8	0.9	0.9
Home improvement	3.2	3.1	2.9	2.8	2.9	2.5
Machinery	0.2	0.1	0.1	0.1	0.1	0.1
Motor vehicle dealerships	1.5	1.6	1.6	1.8	2.0	2.0
Office supplies	0.1	0.1	0.2	0.2	0.2	0.3
Other manufacturing	0.4	0.4	0.6	0.7	0.8	0.8
Packaging	0.8	0.9	0.8	1.0	1.1	0.9
Paper	0.1	0.1	0.1	0.1	0.1	0.1
Pet supplies and services	0.6	0.7	0.7	0.5	0.6	0.6
Restaurants - casual dining	2.4	2.8	3.2	3.3	3.6	3.7
Restaurants - quick service	5.2	5.3	5.8	6.3	5.2	4.8
Shoe stores	0.2	0.2	0.2	0.5	0.6	0.6
Sporting goods	0.8	0.7	0.8	0.9	1.0	1.5
Telecommunications	0.4	0.5	0.5	0.6	0.6	0.7
Theaters	5.2	5.6	6.1	5.3	5.7	4.6
Transportation services	3.8	3.9	4.3	5.0	5.4	5.7
Wholesale clubs	2.4	2.4	2.5	2.9	3.1	3.4
Other	0.5	0.2	0.7	0.7	0.8	0.8
Total U.S.	90.1%	93.8%	97.3%	100.0%	100.0%	100.0%
Europe (1)
Grocery stores	6.5	4.9	2.7	—	—	—
Health care	0.1	0.1	—	—	—	—
Home improvement	2.4	1.2	—	—	—	—
Warehousing and storage	0.3	—	—	—	—	—
Other	0.6	*	*	—	—	—
Total Europe	9.9%	6.2%	2.7%	—	—	—
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
* Less than 0.1%
(1) Europe consists of properties in the U.K., starting in May 2019, and in Spain, starting in September 2021.

Property Type Composition
The following table sets forth certain property type information regarding our property portfolio as of September 30, 2021 (dollars in thousands):

Property Type	Number of Properties	Approximate Leasable Square Feet (1)	Total Portfolio Annualized Contractual Rent as of September 30, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Retail	6,828	87,092,000	$1,579,991	83.7%
Industrial	132	34,556,300	229,498	12.2
Office	42	3,141,100	49,648	2.6
Agriculture	16	191,200	28,534	1.5
Totals	7,018	124,980,600	$1,887,671	100.0%
(1)Includes leasable building square footage. Excludes 3,600 acres of leased land categorized as agriculture at September 30, 2021.
Client Diversification
The following table sets forth the 20 largest clients in our property portfolio, expressed as a percentage of total portfolio annualized contractual rent, which does not give effect to deferred rent, at September 30, 2021:

Client	Number of Leases	Percentage of Total Portfolio Annualized Contractual Rent (1)
7-Eleven	592	5.7%
Walgreens	246	5.0%
Dollar General	859	4.2%
FedEx	42	3.4%
Dollar Tree / Family Dollar	603	3.3%
Sainsbury's	24	3.2%
LA Fitness	56	2.8%
AMC Theaters	34	2.5%
Regal Cinemas (Cineworld)	41	2.4%
Wal-Mart / Sam's Club	57	2.3%
Life Time Fitness	16	2.1%
B&Q (Kingfisher)	18	2.0%
Tesco	14	1.9%
BJ's Wholesale Clubs	18	1.8%
Home Depot	22	1.5%
Treasury Wine Estates	17	1.4%
Circle K (Couche-Tard)	237	1.4%
CVS Pharmacy	89	1.4%
Kroger	22	1.3%
Fas Mart (GPM Investments)	199	1.2%
Total	3,206	51.0%
(1) Amounts for each client are calculated independently; therefore, the individual percentages may not sum to the total.

Lease Expirations
The following table sets forth certain information regarding the timing of the lease term expirations in our portfolio (excluding rights to extend a lease at the option of the client) and their contribution to total portfolio annualized contractual rent as of September 30, 2021 (dollars in thousands):

Total Portfolio (1)
	Expiring Leases		Approximate Leasable Square Feet	Total Portfolio Annualized Contractual Rent as of September 30, 2021	Percentage of Total Portfolio Annualized Contractual Rent
Year	Retail	Non-Retail
2021	61	7	631,300	$11,938	0.6%
2022	337	17	6,933,300	66,690	3.5
2023	544	23	9,539,200	119,618	6.3
2024	421	18	7,526,900	97,148	5.1
2025	515	22	8,777,600	132,707	7.0
2026	440	11	8,029,900	103,266	5.5
2027	475	7	7,872,500	106,658	5.7
2028	608	17	12,582,000	151,031	8.0
2029	567	6	9,778,600	139,168	7.4
2030	303	12	7,910,000	93,685	5.0
2031	301	27	12,167,900	157,788	8.4
2032	348	12	5,794,800	119,288	6.3
2033	315	6	5,372,200	82,691	4.4
2034	328	3	5,656,100	134,111	7.1
2035	281	1	2,873,600	72,675	3.8
2036 - 2059	1,021	10	12,477,500	299,209	15.9
Totals	6,865	199	123,923,400	$1,887,671	100.0%
(1)Leases on our multi-client properties are counted separately in the table above. This table excludes 110 vacant units.

Geographic Diversification
The following table sets forth certain state-by-state information regarding our property portfolio as of September 30, 2021 (dollars in thousands):

Location	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Percentage of Total Portfolio Annualized Contractual Rent
Alabama	231	97%	2,306,200	1.7%
Alaska	3	100	274,600	0.1
Arizona	148	98	2,075,500	1.6
Arkansas	99	99	1,179,700	0.8
California	257	98	7,973,900	8.2
Colorado	96	97	1,554,100	1.3
Connecticut	18	89	1,274,100	0.7
Delaware	20	100	133,400	0.2
Florida	442	98	5,168,300	4.9
Georgia	305	99	4,571,600	3.2
Hawaii	22	100	47,800	0.4
Idaho	13	100	97,200	0.1
Illinois	311	97	7,741,000	5.3
Indiana	242	100	2,863,700	2.4
Iowa	44	95	2,521,900	1.0
Kansas	117	100	2,212,800	1.3
Kentucky	97	99	1,853,600	1.2
Louisiana	147	99	1,971,800	1.5
Maine	29	100	297,200	0.3
Maryland	47	100	1,633,700	1.4
Massachusetts	59	97	991,200	1.0
Michigan	251	99	3,091,000	2.5
Minnesota	175	100	2,335,000	2.5
Mississippi	197	98	2,157,700	1.3
Missouri	190	96	3,064,600	2.1
Montana	12	100	89,100	0.1
Nebraska	59	100	835,300	0.5
Nevada	26	100	1,701,500	0.9
New Hampshire	15	100	329,000	0.3
New Jersey	107	99	1,543,100	2.1
New Mexico	58	100	495,500	0.5
New York	162	100	3,447,100	4.0
North Carolina	219	100	4,035,600	3.0
North Dakota	8	75	126,900	0.1
Ohio	379	99	6,926,000	4.2
Oklahoma	192	100	2,555,800	1.8
Oregon	31	100	665,100	0.6
Pennsylvania	228	99	2,783,400	2.6
Rhode Island	3	100	158,000	0.1
South Carolina	184	99	1,832,800	2.0
South Dakota	19	95	257,500	0.1
Tennessee	267	98	3,918,600	2.7
Texas	878	100	15,581,600	10.9
Utah	23	100	949,700	0.5
Vermont	2	100	84,600	0.1
Virginia	236	100	3,630,300	2.6
Washington	52	98	1,075,500	1.0
West Virginia	41	100	579,300	0.4
Wisconsin	129	100	2,955,900	1.9
Wyoming	10	100	72,300	0.1
Puerto Rico	4	100	28,300	*
Spain	7	100	1,023,700	0.4
U.K.	107	100	7,907,500	9.5
Totals/average	7,018	99%	124,980,600	100.0%
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
The following table presents, by year of expected maturity, the principal amounts, average interest rates and estimated fair values of our fixed and variable rate debt as of September 30, 2021. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of Maturity	Fixed rate debt	Weighted average rate on fixed rate debt	Variable rate debt	Weighted average rate on variable rate debt
2021	$0.9	4.77%	$405.0	0.22%
2022	111.6	4.96	—	—
2023	770.4	4.64	—	—
2024	711.9	3.97	—	—
2025	540.8	3.81	—	—
Thereafter	6,753.0	2.91	—	—
Totals (1)	$8,888.6	3.23%	$405.0	0.22%
Fair Value (2)	$9,548.5		$405.0
(1)Excludes net premiums recorded on mortgages payable, net original issuance premiums recorded on notes payable and deferred financing costs on mortgages payable, notes payable, and our term loan. At September 30, 2021, the unamortized balance of net premiums on mortgages payable is $933,000, the unamortized balance of net original issuance premiums on notes payable is $7.2 million, and the balance of deferred financing costs on mortgages payable is $865,000, on notes payable is $51.0 million, and on the term loan is $493,000.
(2)We base the estimated fair value of the publicly-traded fixed rate senior notes and bonds at September 30, 2021 on the indicative market prices and recent trading activity of our senior notes and bonds payable. We base the estimated fair value of our fixed rate mortgages and private senior notes payable at September 30, 2021 on the relevant forward interest rate curve, plus an applicable credit-adjusted spread. We believe that the carrying values of the commercial paper borrowings and term loan balance reasonably approximate their estimated fair values at September 30, 2021.
The table above incorporates only those exposures that exist as of September 30, 2021. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.
At September 30, 2021, our outstanding notes, bonds and mortgages payable had fixed interest rates. Interest on our commercial paper borrowings and term loan balance is variable. However, the variable interest rate feature on our term loan has been mitigated by an interest rate swap agreement. At September 30, 2021, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rate would change our interest costs by $500,000 annually.
During 2019, we commenced foreign operations and acquired real property in the U.K., and in the three months ended September 30, 2021, we expanded our foreign operations to Spain. We have continued to acquire properties in the U.K. and Spain through September 30, 2021. As a result, we are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of Sterling and Euro relative to the U.S. dollar impact the amount of net income we earn from our investments in the U.K. and Spain. We mitigate these foreign currency exposures with non-U.S. denominated borrowings, cross-currency swaps, currency exchange swaps, foreign currency forwards and foreign currency collars. As we increase our international presence through investments in properties outside the U.S., we have issued Sterling denominated notes and we may also decide to transact additional business or borrow funds in currencies other than U.S. dollars.
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

As of and for the quarter ended September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2012 and 2021 Incentive Award Plans of Realty Income Corporation:
•230 shares of stock, at a weighted average price of $67.35, in July 2021;
•12,833 shares of stock, at a weighted average price of $66.98, in August 2021; and
•167 shares of stock, at a weighted average price of $71.38, in September 2021.

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
10.2
Form of Restricted Stock Agreement for Non-Employee Directors under the Realty Income Corporation 2021 Incentive Award Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 18, 2021 and incorporated herein by reference).

10.3
Consent Letter, dated July 20, 2021, among the Company, as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2021 and incorporated herein by reference).

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

Interactive Data Files
*101
The following materials from Realty Income Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: November 2, 2021	/s/ SEAN P. NUGENT
Sean P. Nugent
Senior Vice President, Controller
(Principal Accounting Officer)